Form 10-Q
period 1996-06-30
LEXMARK INTERNATIONAL GROUP INC
filed 1996-08-08
CIK 1001288

- --------------------------------------------------------------------------------
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q
(Mark One)
   [X]        Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

                For the Quarterly Period Ended June 30, 1996

                                     OR

   [ ]       Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                         Commission File No.1-14050

                     LEXMARK INTERNATIONAL GROUP, INC.
           (Exact name of registrant as specified in its charter)

             Delaware                                         22-3074422
    (State or other jurisdiction                            (I.R.S. Employer
  of incorporation or organization)                        Identification No.)

        55 Railroad Avenue
      Greenwich, Connecticut                                     06836
(Address of principal executive offices)                      (Zip Code)

                                 (203) 629-6700
              (Registrant's telephone number, including area code)
           Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
       Title of each class                                on which registered
       -------------------                               ---------------------
Class A common stock, $.01 par value                    New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The number of shares outstanding (excluding shares held in treasury) of each of the issuer's classes of common stock, as of the close of business on July 25, 1996:

                  Class                                  Number of Shares
                  -----                                  ----------------
    Class A common stock; $.01 par value                    66,090,703
    Class B common stock; $.01 par value                     5,888,623









- --------------------------------------------------------------------------------

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                                      INDEX




                                                                        Page of
                                                                       Form 10-Q
                                                                       ---------

                                     PART I

 ITEM 1.  FINANCIAL STATEMENTS

            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995....2

            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                AS OF JUNE 30, 1996 AND DECEMBER 31, 1995...................3

            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                SIX MONTHS  ENDED JUNE 30, 1996 AND 1995....................4

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS............5

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
            OPERATIONS, FINANCIAL CONDITION AND FACTORS THAT MAY AFFECT
            FUTURE RESULTS................................................6-8

                                     PART II

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................9

                         Part I - Financial Information

Item 1.  Financial Statements

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (In Millions, Except Per Share Amounts)
                                   (Unaudited)


                                                        Three Months Ended               Six Months Ended
                                                             June 30                         June 30
                                                        ------------------               ----------------
                                                         1996        1995                1996        1995
                                                         ----        ----                ----        ----
Revenues                                                $555.3      $541.4             $1,143.1     $1,012.8
Cost of revenues                                         383.1       379.7                788.5        699.3
                                                        ------      ------             --------     --------
        Gross profit                                     172.2       161.7                354.6        313.5

Research and development                                  30.5        30.6                 63.5         56.7
Selling, general and administrative                       88.8        86.1                189.1        171.1
Amortization of intangibles                                -           5.2                  5.1         15.2
                                                        ------      ------              --------    --------
                                                         119.3       121.9                257.7        243.0
                                                        ------      ------              --------    --------

        Operating income                                  52.9        39.8                 96.9         70.5

Interest expense, net                                      4.7         8.8                 10.5         19.3
Amortization of deferred financing costs and other         1.6         1.6                  3.8          4.1
                                                        ------      ------              --------    --------
     Earnings before income taxes and
      extraordinary item                                  46.6        29.4                 82.6         47.1

Provision for income taxes                                15.8         9.5                 30.2         15.8
                                                        ------      ------             --------     --------
        Earnings before extraordinary item                30.8        19.9                 52.4         31.3


Extraordinary loss on extinguishment of debt
  (net of related tax benefit of $6.4)                     -         (15.7)                 -          (15.7)
                                                        ------      ------             --------     --------
        Net earnings                                    $ 30.8      $  4.2             $   52.4     $   15.6
                                                        ======      ======             ========     ========



Earnings per common and common equivalent
 share, primary and fully diluted:
        Before extraordinary item                       $ 0.40      $ 0.27             $   0.69     $   0.42
        Extraordinary loss                                -          (0.21)                -           (0.21)
                                                        ------      ------             --------     --------
        Net earnings                                    $ 0.40      $ 0.06             $   0.69     $   0.21
                                                        ======      ======             ========     ========

Shares used in per share calculation                      75.6        75.0                 75.5         75.0
                                                        ======      ======             ========     ========




See notes to consolidated condensed financial statements.

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                       (In Millions, Except Share Amounts)
                                   (Unaudited)


                                                                      June 30         December 31
                                                                       1996              1995
                                                                      -------         -----------
ASSETS
Current assets:
     Cash and cash equivalents                                       $   28.3          $  150.5
     Trade receivables, net of allowance of $24.0 in 1996
       and $27.1 in 1995                                                256.4             213.6
     Inventories                                                        325.6             296.3
     Prepaid expenses and other current assets                           71.6              55.3
                                                                     --------          --------
          Total current assets                                          681.9             715.7

Property, plant and equipment, net                                      399.2             361.2
Other assets                                                             58.6              66.0
                                                                     --------          --------
          Total assets                                               $1,139.7          $1,142.9
                                                                     ========          ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term debt                                                 $   14.0          $    -
     Current portion of long-term debt                                    -                20.0
     Accounts payable                                                   208.1             209.6
     Accrued liabilities                                                199.8             258.4
                                                                     --------          --------
          Total current liabilities                                     421.9             488.0

Long-term debt                                                          175.0             175.0
Other liabilities                                                        85.7              89.7
                                                                     --------          --------
          Total liabilities                                             682.6             752.7
                                                                     --------          --------

Stockholders' equity:
     Preferred stock, $.01 par value, 1,600,000 shares authorized,
       no shares issued and outstanding                                   -                 -
     Common stock $.01 par value:
          Class A, 160,000,000 shares authorized; 65,907,405 and
           64,303,619 outstanding                                         0.6               0.6
          Class B, 10,000,000 shares authorized; 5,888,623 and
           5,888,623 outstanding                                          0.1               0.1
          Capital in excess of par                                      511.4             494.6
     Retained earnings (deficit)                                        (55.6)           (108.0)
     Accumulated translation adjustment                                   0.6               2.9
                                                                     --------          --------
          Total stockholders' equity                                    457.1             390.2
                                                                     --------          --------
          Total liabilities and stockholders' equity                 $1,139.7          $1,142.9
                                                                     ========          ========

See notes to consolidated condensed financial statements.

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (In Millions)
                                   (Unaudited)


                                                                          Six Months Ended
                                                                              June 30
                                                                          ----------------
                                                                        1996            1995
                                                                        ----            ----
Cash flows from operating activities:
   Net earnings                                                        $ 52.4          $ 15.6
        Adjustments to reconcile net earnings to net cash
         provided by (used for) operating activities:
         Depreciation and amortization                                   34.9            52.3
         Extraordinary loss                                               -              15.7
         Deferred taxes                                                  (7.8)            2.4
         Other non-cash charges to operations                             7.1            19.4
                                                                       ------          ------
                                                                         86.6           105.4
         Change in assets and liabilities:
           Trade receivables                                            (28.9)          (42.5)
           Trade receivables program                                    (13.9)            -
           Inventories                                                  (29.3)          (12.7)
           Accounts payable                                              (1.5)           40.1
           Accrued liabilities                                          (58.6)            6.1
           Other assets and liabilities                                 (12.5)          (15.4)
                                                                       ------          ------
             Net cash provided by (used for) operating activities       (58.1)           81.0
                                                                       ------          ------

Cash flows from investing activities:
   Purchases of property, plant and equipment                           (69.5)          (25.0)
   Proceeds from sale of property, plant and equipment                    2.6             0.3
                                                                       ------          ------
             Net cash used for investing activities                     (66.9)          (24.7)
                                                                       ------          ------

Cash flows from financing activities:
   Increase in short-term debt                                           14.0             -
   Proceeds from issuance of long-term debt,
    net of issuance costs of $2.8                                         -             147.2
   Principal payments on long-term debt                                 (20.0)         (150.0)
   Common stock transactions, net                                         9.7             0.2
   Preferred dividends paid                                               -              (2.2)
                                                                       ------          ------
             Net cash provided by (used for) financing activities         3.7            (4.8)
                                                                       ------          ------

Effect of exchange rate changes on cash                                  (0.9)            0.9
                                                                       ------          ------

Net increase (decrease) in cash and cash equivalents                   (122.2)           52.4
Cash and cash equivalents - beginning of period                         150.5            42.0
                                                                       ------          ------

Cash and cash equivalents - end of period                              $ 28.3          $ 94.4
                                                                       ======          ======

See notes to consolidated condensed financial statements.

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1.     BASIS OF PRESENTATION

       The accompanying interim financial statements are unaudited; however, in the opinion of the Company's management, all adjustments (which comprise only normal and recurring accruals) necessary for a fair presentation of the interim financial results have been included. The results for the interim periods are not necessarily indicative of results to be expected for the entire year. These financial statements and notes should be read in conjunction with the Company's audited annual consolidated financial statements for the year ended December 31, 1995.

       Net earnings per common and common equivalent share are computed by using the weighted-average number of common shares and common equivalent shares outstanding during each period. Common equivalent shares and other potentially dilutive securities include stock options, warrants, and junior preferred stock. Primary and fully diluted earnings per share do not differ by a material amount.

       Certain prior year amounts have been reclassified to conform to the current year's presentation.

2.     INVENTORIES
       (Dollars in millions)
       Inventories consist of the following:
                                                June 30           December 31
                                                  1996               1995
                                                -------           -----------
           Work in process                      $ 171.3            $ 167.7
           Finished goods                         154.3              128.6
                                                -------            -------
                                                $ 325.6            $ 296.3
                                                =======            =======


3.     SHAREHOLDER'S EQUITY AND LONG-TERM DEBT


      On April 23, 1996, the Company's board of directors authorized the repurchase of up to $50 million of its Class A common stock. The repurchase authority allows the Company to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. As of June 30, 1996, the Company has not repurchased any of the stock.

      The amended and restated credit agreements and the note and stock purchase agreement have been amended to permit, among other things, the Company's repurchase of up to $50 million of common stock.

Item 2. Management's Discussion and Analysis of Results of Operations, Financial Condition and Factors that May Affect Future Results (Unaudited)

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

Results of Operations
- ---------------------
Consolidated revenues for the three months ended June 30, 1996 were $555 million, an increase of $14 million, or 3 percent, from the same period of 1995. Printers and associated supplies revenues were $427 million, an increase of $63 million, or 17 percent. Revenues from other office imaging products were $127 million, an increase of $4 million, or 3 percent, from 1995. The transition out of the "keyboards and other" business was completed in March 1996. Excluding revenues from the keyboard business, revenues for the second quarter were up $67 million, or 14 percent, from 1995. Total U.S. revenues were down $30 million, or 9 percent, and international revenues were up $44 million, or 20 percent. The weakening of international currencies in relation to the U.S. dollar had the effect of decreasing revenues in the current quarter by approximately $9 million.

For the six months ended June 30, 1996, consolidated revenues were $1,143 million, an increase of $130 million, or 13 percent, from the same period of 1995. Printers and associated supplies revenues were $845 million, an increase of $185 million, or 28 percent from 1995. Revenues from other office imaging products were $264 million, an increase of $13 million, or 6 percent, from 1995. Excluding the "keyboards and other" business, revenues were up $199 million, or 22 percent, from 1995. Total U.S. revenues were up $36 million, or 6 percent and international revenues were up $94 million, or 22 percent. Translation effects were slightly unfavorable for the six month period.

The increase in revenues for the second quarter and the first half of 1996 was principally due to growth in the core printer and associated supplies business. Hardware volumes have shown significant growth in the sales of inkjet printers while printer supplies revenues also showed rapid growth. These revenue increases more than offset recent price reductions on certain printers.

Consolidated gross profit was $172 million for the second quarter of 1996, an increase of $11 million, or 7 percent over the second quarter of 1995, principally due to increased printer and associated supplies volumes. Gross profit as a percentage of revenues for the second quarter of 1996 increased slightly to 31 percent from 30 percent. Competitive price pressures on printers were more than offset by growth in the higher margin consumable supplies.

Gross profit attributable to printers and associated supplies for the second quarter was $131 million, an increase of 21 percent over the second quarter of 1995, principally due to increased revenues; the gross profit margin was 31 percent, up from 30 percent in the prior year, principally due to growth in the associated consumable supplies business.

For the six months ended June 30, 1996, consolidated gross profit was $355 million, an increase of $41 million, or 13 percent over the corresponding period of 1995. Gross profit as a percent of revenues was constant at 31 percent for the first six months of both 1996 and 1995. Gross profit attributable to printers and associated supplies was $261 million, an increase of 28 percent.

Total operating expenses decreased 2 percent in the second quarter of 1996 compared to the corresponding period of 1995. Expenses as a percentage of revenues were 22 percent in the second quarter of 1996 compared to 23 percent for the same period of 1995, principally due to lower amortization of intangibles.

Total operating expenses increased 6 percent for the six months ended June 30, 1996 compared to the same period of 1995. Expenses as a percentage of revenues were 23 percent for the first six months of 1996 compared to 24 percent for the corresponding period of 1995, principally reflecting lower amortization of intangibles and growth in revenues.

Consolidated operating income was $53 million for the second quarter of 1996 and $97 million for the six months ended June 30, 1996, an increase of 33 percent and 37 percent, respectively, over the corresponding periods of 1995, due to the stronger 1996 sales volumes and lower amortization of intangibles. Earnings before income taxes were $47 million for the second quarter of 1996 and $83 million for the first six months of 1996, up 58 percent and 75 percent, respectively, over the corresponding periods of 1995, principally due to the operating performance and lower interest expense as a result of lower debt levels and lower interest rates.

Net earnings for the second quarter of 1996 were $31 million, up $27 million, or 626 percent, compared to the second quarter of 1995 and up 54 percent over 1995's earnings before extraordinary loss due to the early extinguishment of debt for the second quarter. This increase was due to the operating performance and lower interest expense, partially offset by a higher income tax provision. The income tax provision was approximately 34 percent of earnings before tax in the second quarter of 1996 as compared to 32 percent in the same period of 1995. Net earnings per share was $0.40 for the second quarter of 1996, compared to $0.06, or $0.27 before extraordinary loss for the second quarter of 1995, an increase of 620 percent and 53 percent, respectively.

Net earnings for the six months ended June 30, 1996 were $52 million, up $37 million, or 235 percent, compared to the same period of 1995 and up $21 million, or 67 percent over earnings before extraordinary loss in 1995. The income tax provision was approximately 37 percent of earnings before tax for the first six months of 1996 as compared to 33 percent in the same period of 1995. Net earnings per share was $0.69 for the six months ended June 30, 1996, compared to $0.21, or $0.42 before extraordinary loss for the same period of 1995, an increase of 233 percent and 66 percent, respectively.


Financial Condition
- -------------------
The Company's financial position remains strong, with slightly lower debt levels than at December 31, 1995, and the additional ability to sell trade accounts receivables under the receivables sales program. Senior notes in the principal amount of $20 million were redeemed in March 1996. Total long-term debt outstanding was $175 million at June 30, 1996. The Company had $14 million outstanding under its revolving lines of credit at June 30, 1996. The debt to capital ratio was 29 percent at the end of the second quarter 1996 compared to 33 percent at December 31, 1995.

In January 1996 the Company entered into an agreement to sell up to 22 million deutsche marks of Germany trade receivables on a limited recourse basis. At June 30, 1996, 22 million deutsche marks of receivables (approximately $14 million at current exchange rates) were outstanding under this program and, as collections reduce previously sold receivables, the Company may replenish these with new receivables. Additionally, the U.S. receivables sales program was renewed in June 1996 with substantially the same terms as the previous U.S. agreement and had approximately $72 million outstanding at June 30, 1996.

The Company continued to execute its strategy of growth in its core printers and associated supplies business in the first six months of 1996, including investing approximately $70 million in capital additions primarily to support increased manufacturing capacity. This compares to $25 million spent in the first half of 1995. It is anticipated that capital expenditures for 1996 will be somewhat less than $200 million.

Cash used for operating activities for the six months ended June 30, 1996 was $58 million compared to $81 million cash provided by operating activities for the same period of 1995, reflecting higher working capital requirements in support of sales growth. Trade accounts receivables and inventories were higher, while accounts payable/accrued liabilities were lower than at December 31, 1995. Trade receivables were up due to higher revenues and fewer sales under the sale of receivables program while inventories have increased to support the higher sales volumes. Accounts payable/accrued liabilities were down primarily due to timing of payments.

On April 23, 1996, the Company's board of directors authorized the repurchase of up to $50 million of its Class A common stock. The repurchase authority allows the Company to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. As of June 30, 1996, the Company has not repurchased any of the stock.

The amended and restated credit agreements and the note and stock purchase agreement were amended to permit, among other things, the Company's repurchase of up to $50 million of common stock.


Factors That May Affect Future Results
- --------------------------------------
The Company's future operating results may be adversely affected if it is unable to continue to develop, manufacture and market products that meet customers' needs. The markets for printers and associated supplies are highly competitive, especially with respect to pricing and the introduction of new products and features. The Company and its major competitors, all of which have significantly greater financial, marketing and technological resources than the Company, have regularly lowered prices on printers and may continue to do so. The inkjet printer market has recently experienced significant printer price pressure from the Company's major competitors. The Company expects the impact of anticipated price reductions on profits and profit margins to be largely mitigated by manufacturing cost reductions, expense controls, rapid growth in sales of consumables, and a stronger than expected performance from other office imaging products. However, price reductions beyond expectations could result in lower profitability and jeopardize the Company's ability to grow or maintain its market share.

In addition, the life cycles of the Company's products, as well as delays in product development and manufacturing, variations in the cost of component parts and delays in customer purchases of existing products in anticipation of new product introductions by the Company or its competitors, may cause a build up in the Company's inventories, make the transition from current products to new products difficult and could adversely affect the Company's future operating results. Further, some of the Company's newly developed products replace or compete with some of the Company's existing products.

Sales outside the United States make up nearly half of the Company's revenues. Accordingly, the Company's future results could be adversely affected by a variety of factors, including foreign currency exchange rate fluctuations, trade protection measures, changes in a specific country's or region's political or economic conditions and unexpected changes in regulatory requirements.

Factors unrelated to the Company's operating performance, including trading activity in the Company's common stock, particularly in light of relatively low daily trading volume, can result in volatility of the Company's common stock price.

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                           Part II. Other Information



Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               A list of exhibits is set forth in the Exhibit Index found on page 11 of this report.

          (b)  Reports on Form 8-K:

               There were no reports on Form 8-K filed during the three months ended June 30, 1996.

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, both on behalf of the registrant and in his capacity as principal accounting officer of the registrant.

                                               Lexmark International Group, Inc.
                                               (Registrant)


Date:  August 8, 1996                          By:/s/ Albert L. Luedtke
     -------------------                          ---------------------

                                                Albert L. Luedtke
                                                Corporate Controller
                                                (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibits:

27       Financial Data Schedule