Form 10-Q
period 1996-09-30
LEXMARK INTERNATIONAL GROUP INC
filed 1996-11-06
CIK 1001288

-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
   [X]           Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1996

                                       OR

   [ ]             Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                           Commission File No.1-14050

                        LEXMARK INTERNATIONAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                           22-3074422
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                            Identification No.)

     740 New Circle Road NW
     Lexington, Kentucky                                           40511
(Address of principal executive offices)                         (Zip Code)

                                 (606) 232-2000
              (Registrant's telephone number, including area code)
           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
      Title of each class                                on which registered
      -------------------                                -------------------
Class A common stock, $.01 par value                   New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The number of shares outstanding (excluding shares held in treasury) of each of the issuer's classes of common stock, as of the close of business on October 25, 1996:

                    Class                                 Number of Shares
    ------------------------------------                  ----------------
    Class A common stock; $.01 par value                     67,740,788
    Class B common stock; $.01 par value                      4,573,323







--------------------------------------------------------------------------------

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                                      INDEX




                                                                        Page of
                                                                       Form 10-Q
                                                                       ---------

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
               THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996
               AND 1995.......................................................2

           CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION (Unaudited)
               AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995.................3

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
               NINE MONTHS  ENDED SEPTEMBER 30, 1996 AND 1995.................4

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)...5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS, FINANCIAL CONDITION AND FACTORS THAT MAY AFFECT
           FUTURE RESULTS (Unaudited........................................6-9

                                     PART II

ITEM 5.  OTHER INFORMATION...................................................10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................10

                         Part I - Financial Information

Item 1.  Financial Statements

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (In Millions, Except Per Share Amounts)
                                   (Unaudited)

                                                    Three Months Ended        Nine Months Ended
                                                       September 30             September 30
                                                       ------------             ------------
                                                     1996        1995         1996        1995
                                                     ----        ----         ----        ----

Revenues                                          $  547.6    $  514.7      $1,690.7    $1,527.5
Cost of revenues                                     373.7       361.4       1,162.2     1,060.7
                                                  --------    --------      --------    --------
        Gross profit                                 173.9       153.3         528.5       466.8

Research and development                              28.6        30.5          92.1        87.2
Selling, general and administrative                   90.2        87.5         279.3       258.6
Amortization of intangibles                            -           5.1           5.1        20.3
                                                  --------    --------      --------    --------
                                                     118.1       123.1         376.5       366.1
                                                  --------    --------      --------    --------


        Operating income                              55.1        30.2         152.0       100.7

Interest expense, net                                  5.5         9.6          16.0        28.9
Amortization of deferred financing costs and other     2.0         0.8           5.8         4.9
                                                  --------    --------      --------    --------

        Earnings before income taxes and
          extraordinary item                          47.6        19.8         130.2        66.9
Provision for income taxes                            17.4         3.7          47.6        19.5
                                                  --------    --------      --------    --------
        Earnings before extraordinary item            30.2        16.1          82.6        47.4

Extraordinary loss on extinguishment of debt
  (net of related tax benefit of $6.4)                 -           -             -         (15.7)
                                                  --------    --------      --------    --------
        Net earnings                              $   30.2    $   16.1      $   82.6    $   31.7
                                                  ========    ========      ========    ========
Earnings per common and common equivalent
 share, primary and fully diluted:
        Before extraordinary item                 $   0.40    $   0.21      $   1.09    $   0.63
        Extraordinary loss                            -           -             -          (0.21)
                                                  --------    --------      ---------   --------
        Net earnings                              $   0.40    $   0.21      $   1.09    $   0.42
                                                  ========    ========      ========    ========

Shares used in per share calculation                  75.7        75.0          75.6        75.0
                                                  ========    ========      ========    ========

See notes to consolidated condensed financial statements.

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                       (In Millions, Except Share Amounts)
                                   (Unaudited)

                                                                  September 30  December 31
                                                                      1996         1995
                                                                  ------------  -----------
ASSETS
Current assets:
    Cash and cash equivalents                                      $   55.7      $  150.5
    Trade receivables, net of allowance of $20.1 in 1996
     and $27.1 in 1995                                                254.2         213.6
    Inventories                                                       340.7         296.3
    Prepaid expenses and other current assets                          66.7          55.3
                                                                   --------      --------
          Total current assets                                        717.3         715.7

Property, plant and equipment, net                                    417.3         361.2
Other assets                                                           47.4          66.0
                                                                   --------      --------
          Total assets                                             $1,182.0      $1,142.9
                                                                   ========      ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                              $    -        $   20.0
    Accounts payable                                                  198.9         209.6
    Accrued liabilities                                               223.8         258.4
                                                                   --------      --------
          Total current liabilities                                   422.7         488.0

Long-term debt                                                        180.5         175.0
Other liabilities                                                      87.9
                                                                   --------      --------
          Total liabilities                                           691.1         752.7
                                                                   --------      --------

Stockholders' equity:
    Preferred stock, $.01 par value, 1,600,000 shares authorized,
     no shares issued and outstanding                                   -             -
    Common stock $.01 par value:
          Class A, 160,000,000 shares authorized; 66,228,065 and
            64,303,619 outstanding                                      0.6           0.6
          Class B, 10,000,000 shares authorized; 5,888,623 and
            5,888,623 outstanding                                       0.1           0.1
          Capital in excess of par                                    514.0         494.6
    Retained earnings (deficit)                                       (25.4)       (108.0)
    Accumulated translation adjustment                                  1.6           2.9
                                                                   --------      --------
          Total stockholders' equity                                  490.9         390.2
                                                                   --------      --------
          Total liabilities and stockholders' equity               $1,182.0      $1,142.9
                                                                   ========      ========

See notes to consolidated condensed financial statements.

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (In Millions)
                                   (Unaudited)

                                                                 Nine Months Ended
                                                                   September 30
                                                                   ------------
                                                                1996           1995
                                                                ----           ----
Cash flows from operating activities:
   Net earnings                                              $   82.6      $   31.7
        Adjustments to reconcile net earnings to net cash
         provided by (used for) operating activities:
         Depreciation and amortization                           50.9          76.4
         Extraordinary loss                                       -            15.7
         Deferred taxes                                          (8.3)         (2.7)
         Other non-cash charges to operations                    16.1          33.4
                                                             --------      --------
                                                                141.3         154.5
         Change in assets and liabilities:
           Trade receivables                                    (36.0)        (41.9)
           Trade receivables program                             (4.6)        (20.0)
           Inventories                                          (44.4)        (30.4)
           Accounts payable                                     (10.7)         54.0
           Accrued liabilities                                  (34.6)         13.6
           Other assets and liabilities                           0.4          (9.0)
                                                             --------      --------
             Net cash provided by operating activities           11.4         120.8
                                                             --------      --------

Cash flows from investing activities:
   Purchases of property, plant and equipment                 (106.2)        (47.6)
   Proceeds from sale of property, plant and equipment           3.3           1.1
                                                            --------      --------
             Net cash used for investing activities           (102.9)        (46.5)
                                                            --------      --------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt,
     net of issuance costs of $2.8 in 1995                       5.5         147.2
   Principal payments on long-term debt                        (20.0)       (225.0)
   Common stock transactions, net                               11.7           0.2
   Preferred dividends paid                                      -            (2.2)
                                                            --------      --------
             Net cash used for financing activities             (2.8)        (79.8)
                                                            --------      --------

Effect of exchange rate changes on cash                         (0.5)          0.8
                                                            --------      --------

Net decrease in cash and cash equivalents                      (94.8)         (4.7)
Cash and cash equivalents - beginning of period                150.5          42.0
                                                            --------      --------

Cash and cash equivalents - end of period                   $   55.7      $   37.3
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

2.     INVENTORIES
       (Dollars in millions)

       Inventories consist of the following:
                                             September 30         December 31
                                                 1996                 1995
                                             ------------         -----------
           Work in process                    $  191.2             $  167.7
           Finished goods                        149.5                128.6
                                              --------              -------
                                              $  340.7             $  296.3
                                              ========             ========


3.     STOCKHOLDERS' EQUITY AND LONG-TERM DEBT


       On April 23, 1996, the Company's board of directors authorized the repurchase of up to $50 million of its Class A common stock. The repurchase authority allows the Company to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. As of September 30, 1996, the Company has not repurchased any of the stock.

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

Item 2. Management's Discussion and Analysis of Results of Operations, Financial Condition and Factors that May Affect Future Results (Unaudited)

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES


Results of Operations
---------------------
Consolidated revenues for the three months ended September 30, 1996 were $548 million, an increase of 6 percent from the same period of 1995. Printers and associated supplies revenues were $430 million, an increase of 19 percent. Revenues from other office imaging products were $118 million, a slight increase over 1995. The transition out of the keyboard business was completed in March 1996 and, excluding this business, revenues for the third quarter were up $70 million or 15 percent from 1995. Total U.S. revenues were down $16 million or 5 percent, and international revenues were up $49 million or 25 percent. Excluding the keyboard business, total U.S. revenues were up 8 percent.

For the nine months ended September 30, 1996, consolidated revenues were $1,691 million, an increase of 11 percent from the same period of 1995. Printers and associated supplies revenues were $1,275 million, an increase of 25 percent from 1995. Revenues from other office imaging products were $382 million, an increase of 4 percent from 1995. Excluding the keyboard business, revenues were up $269 million or 19 percent from 1995. Total U.S. revenues were up $20 million or 2 percent, and international revenues were up $143 million or 23 percent. Excluding the keyboard business, total U.S. revenues were up 16 percent.


The increase in revenues for the third quarter and the nine months ended September 30, 1996 over the corresponding periods of 1995 was principally due to growth in the core printer and associated supplies business. Hardware volumes have shown significant growth in the sales of inkjet printers while printer supplies revenues increased due to the continued growth of the Company's
installed   printer  base.  These  revenue  increases  more  than  offset  price reductions on certain printers. Foreign currency translation effects were slightly unfavorable for both the quarter and nine months ended September 30, 1996.

Consolidated gross profit was $174 million for the three months ended September 30, 1996, an increase of 13 percent from the same period of 1995, principally due to increased printer and associated supplies volumes, lower costs through cost management, the absence of the lower-margin keyboard business in 1996 and more favorable product sales mix. Gross profit as a percentage of revenues for the third quarter of 1996 increased to 32 percent from 30 percent in 1995.

Gross profit attributable to printers and associated supplies for the third quarter 1996 was $133 million, an increase of 21 percent over the third quarter of 1995, principally due to higher revenues and the mix of these revenues. Gross profit margin was 31 percent, up from 30 percent in the prior year, as competitive price pressures on printers were more than offset by lower costs and growth in the higher margin associated consumable supplies.

For the nine months ended September 30, 1996, consolidated gross profit was $528 million, an increase of 13 percent over the corresponding period of 1995. Gross profit as a percentage of revenues was constant at 31 percent for the first nine months of both 1996 and 1995. Gross profit attributable to printers and associated supplies was $393 million, an increase of 26 percent.

Total  operating  expenses  decreased  4 percent  in the third  quarter  of 1996 compared to the corresponding period of 1995. Expenses as a percentage of revenues were 22 percent in the third quarter of 1996 compared to 24 percent for the same period of 1995. The decline in the expense to revenue ratio was principally due to a reserve for the write-down of keyboard assets recorded in the third quarter of 1995, and effective expense management and lower amortization of intangibles in 1996.

Total operating expenses increased 3 percent for the nine months ended September 30, 1996 compared to the same period of 1995. Expenses as a percentage of revenues were 22 percent for the first nine months of 1996 compared to 24 percent for the corresponding period of 1995, principally reflecting in 1996 lower amortization of intangibles, revenue growth, more focus on expense controls and in 1995 the keyboard asset write-down reserve.

Consolidated operating income was $55 million for the third quarter of 1996 and $152 million for the nine months ended September 30, 1996, an increase of 82 percent and 51 percent, respectively, over the corresponding periods of 1995. These increases were due to stronger 1996 sales volumes, cost and expense controls, lower amortization of intangibles and the 1995 keyboard asset write-down reserve. The impact of the keyboard business on the Company's third quarter 1995 operating income was essentially matched in the third quarter of 1996 by the effect of lower margins in the other office imaging products business resulting from the previously announced changes in the IBM supplies distribution agreement.

Earnings before income taxes were $48 million for the third quarter of 1996 and $130 million for the first nine months of 1996, up 139 percent and 94 percent, respectively, over the corresponding periods of 1995, principally due to the operating performance and lower interest expense as a result of lower debt levels and lower interest rates.

Net earnings for the third quarter of 1996 were $30 million, up 87 percent compared to the third quarter of 1995. This increase was due to the operating performance and lower interest expense, partially offset by a higher income tax provision. The income tax provision was approximately 37 percent of earnings before tax in the third quarter of 1996 as compared to 19 percent in the same period of 1995. The effective tax rate for the third quarter of 1995 was lower principally due to taking into account, among other things, a change in circumstances that led the Company to reduce its valuation allowance for deferred tax assets. Net earnings per share were $0.40 for the third quarter of 1996, compared to $0.21 for the third quarter of 1995, an increase of 85 percent.

Net earnings for the nine months ended September 30, 1996 were $83 million, up 160 percent compared to the same period of 1995 and up 74 percent over earnings before extraordinary loss in 1995. The income tax provision was approximately 37 percent of earnings before tax for the first nine months of 1996 as compared to 29 percent in the same period of 1995. The effective tax rate for 1995 reflected a change in circumstances that resulted in a reduction in the valuation allowance for deferred tax assets. Net earnings per share were $1.09 for the nine months ended September 30, 1996, compared to $0.42, or $0.63 before extraordinary loss for the same period of 1995, an increase of 158 percent and 73 percent, respectively.

Financial Condition
-------------------
The Company's financial position remains strong, with slightly lower debt levels than at December 31, 1995, and the ability to sell additional trade accounts receivables under the receivables sales program. Senior notes in the principal amount of $20 million were redeemed in March 1996. Total long-term debt outstanding was $181 million at September 30, 1996. The debt to capital ratio was 27 percent at the end of the third quarter 1996 compared to 33 percent at December 31, 1995.

In January 1996, the Company entered into an agreement to sell up to 22 million deutsche marks of Germany trade receivables on a limited recourse basis. At September 30, 1996, 22 million deutsche marks of receivables (approximately $14 million at current exchange rates) were outstanding under this program and, as collections reduce previously sold receivables, the Company may replenish these with new receivables. Additionally, the U.S. receivables sales program was renewed in June 1996 with substantially the same terms as the previous U.S. agreement and had approximately $81 million outstanding at September 30, 1996.

The Company continued to execute its strategy of growth in its core printers and associated supplies business in the first nine months of 1996, including investing approximately $106 million in capital additions primarily to support increased manufacturing capacity. This compares to $48 million invested in the first nine months of 1995. It is anticipated that capital expenditures for 1996 will be at least 25% less than original estimates for the full year, principally due to aggressive management of capital projects, some rebalancing of production plans and changes in timing of implementation.

Cash provided by operating activities for the nine months ended September 30, 1996 was $11 million compared to the $121 million cash provided by operating activities for the same period of 1995, primarily reflecting higher working capital requirements in support of sales growth. Trade accounts receivables and inventories were higher, while accounts payable/accrued liabilities were lower, than at December 31, 1995. Trade receivables were up principally due to higher revenues while inventories have increased to support the higher sales volumes. Accounts payable/accrued liabilities were down primarily due to timing of payments.

On April 23, 1996, the Company's board of directors authorized the repurchase of up to $50 million of its Class A common stock. The repurchase authority allows the Company to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. As of September 30, 1996, the Company has not repurchased any of the stock.

The amended and restated credit agreements and the note and stock purchase agreement were amended to permit, among other things, the Company's repurchase of up to $50 million of common stock.


Factors That May Affect Future Results
--------------------------------------
The Company's future operating results may be adversely affected if it is unable to continue to develop, manufacture and market products that meet customers' needs. The markets for printers and associated supplies are highly competitive, especially with respect to pricing and the introduction of new products and features. The Company and its major competitors, all of which have significantly greater financial, marketing and technological resources than the Company, have regularly lowered prices on printers and may continue to do so. The inkjet printer market has experienced and could continue to experience significant printer price pressure from the Company's major competitors. The Company expects the impact of price reductions on profits and profit margins to be largely mitigated by manufacturing cost reductions, expense controls and continued growth in sales of consumables. However, price reductions beyond expectations could result in lower profitability and jeopardize the Company's ability to grow or maintain its market share.

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

In addition, sales outside the United States make up about half of the Company's revenues. Accordingly, the Company's future results could be adversely affected by a variety of factors, including foreign currency exchange rate fluctuations, trade protection measures, changes in a specific country's or region's political or economic conditions and unexpected changes in regulatory requirements.

Factors unrelated to the Company's operating performance, including trading activity in the Company's common stock, particularly in light of the substantial number of shares owned by the original investor group that are available for resale, may affect the Company's common stock price.

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                           Part II. Other Information



Item 5.   Other Information

           The Company's wholly-owned subsidiary, Lexmark International, Inc. ("Lexmark"), executed an agreement, effective October 1, 1996, with Hewlett-Packard Company to cross-license each other's patents filed prior to a specified date (the "Agreement"). The Agreement generally gives both parties a worldwide license under the licensed patents for the manufacture and sale of printers, as well as accessories and consumable supplies designed for use with each party's own printers. In addition, the Agreement resolves issues of patent infringement that had been raised by both companies and does not involve any royalty or other payment by either party. The Agreement generally permits licenses granted thereunder to be terminated in the event of a "change of control," which includes, in very limited circumstances, an acquisition of substantially less than 50% of the Company's or Lexmark's voting shares.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               A list of  exhibits  is set forth in the  Exhibit  Index found on page 12 of this report.

          (b)  Reports on Form 8-K:

               There were no reports on Form 8-K filed  during the three  months ended September 30, 1996.

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

                                              Lexmark International Group, Inc.
                                              (Registrant)


Date:November 6, 1996                         By: /s/ Albert L. Luedtke
     ----------------                             ---------------------
                                              Albert L. Luedtke
                                              Corporate Controller
                                              (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibits:

10 Patent Cross-License Agreement, effective October 1, 1996, between Hewlett-Packard Company and Lexmark International, Inc. *

27       Financial Data Schedule

---------------
*  Confidential Treatment Requested