Form 10-Q/A
period 1997-01-24
LEXMARK INTERNATIONAL GROUP INC
filed 1997-01-24
CIK 1001288

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 1
(Mark One)
  [x]            Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1996
  [ ]
                                       OR
                Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                           Commission File No.1-14050
                        LEXMARK INTERNATIONAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                              22-3074422
           (State or other jurisdiction             (I.R.S. Employer
         of incorporation or organization)         Identification No.)

           One Lexmark Centre Drive
             Lexington, Kentucky                           40550
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

                Class                                Number of Shares
     ------------------------------                  ----------------
  Class A common stock; $.01 par value                  67,740,788
  Class B common stock; $.01 par value                   4,573,323

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                                      INDEX





                                                                 Page of
                                                               Form 10-Q/A
                                                               -----------
                                     PART II

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................2

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                           Part II. Other Information



Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               A list of exhibits is set forth in the Exhibit Index found on page 4 of this report.

          (b)  Reports on Form 8-K:

               There were no reports on Form 8-K filed during the three months ended September 30, 1996.

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, both on behalf of the registrant and in his capacity as principal accounting officer of the registrant.


                                              Lexmark International Group, Inc.
                                              (Registrant)


Date: January 24, 1997                        By:  /s/ Albert L. Luedtke
      ----------------                             ---------------------
                                                   Corporate Controller
                                                  (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibits:

10 Patent Cross-License Agreement, effective October 1, 1996, between Hewlett-Packard Company and Lexmark International, Inc. *

27      Financial Data Schedule

----------------
* Confidential Treatment Has Been Requested Pursuant to an Amended Application. ** Previously Filed.