Form 10-K
period 1996-12-31
LEXMARK INTERNATIONAL GROUP INC
filed 1997-03-26
CIK 1001288

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
    X             Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 1996

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

          One Lexmark Centre Drive
           740 New Circle Road NW
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

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

As of March 14, 1997, there were outstanding 70,853,802 shares (excluding shares held in treasury) of the registrant's Class A common stock, par value $.01, which is the only class of voting common stock of the registrant, and there were outstanding 2,313,423 shares of the registrant's Class B common stock, par value $.01. As of that date, the aggregate market value of the shares of voting common stock held by non-affiliates of the registrant (based on the closing price for the Class A common stock on the New York Stock Exchange on March 14, 1997) was approximately $1,499,447,209.

                       Documents Incorporated by Reference

Pages 25 through 54 of the Company's 1996 Annual Report to Stockholders have been incorporated by reference in response to certain requirements of Part II of this filing.

Pages 1 through 3 and pages 6 through 12 of the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held May 2, 1997, have been incorporated by reference in response to certain requirements of Part III of this filing.
--------------------------------------------------------------------------------

                        LEXMARK INTERNATIONAL GROUP, INC.

                                    FORM 10-K
                      For the Year Ended December 31, 1996


                                                                       Page of
                                                                      Form 10-K
                                                                      ---------
                                     PART I

ITEM 1.  BUSINESS............................................................3

ITEM 2.  PROPERTIES.........................................................17

ITEM 3.  LEGAL PROCEEDINGS..................................................17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................18

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS..............................................19

ITEM 6.  SELECTED FINANCIAL DATA............................................19

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS........................................19

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................21

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.........................................21

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................22

ITEM 11. EXECUTIVE COMPENSATION.............................................24

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....24

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................24

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K....25

                                     Part I

Item 1.  Business

Lexmark International Group, Inc. ("LIG") is a Delaware corporation that has as its only significant asset all the outstanding common stock of Lexmark International, Inc., a Delaware corporation ("Lexmark International"). Hereinafter, "the Company" and "Lexmark" will refer to LIG, or to LIG and Lexmark International, including its subsidiaries, as the context requires. LIG was formed in 1990 by Clayton, Dubilier & Rice, Inc., a private investment firm ("CD&R"), in connection with the acquisition (the "Acquisition") of IBM Information Products Corporation (renamed Lexmark International) from IBM. The Acquisition was completed in March 1991.

General

Lexmark is a global developer, manufacturer and supplier of laser and inkjet printers and associated consumable supplies for the office and home markets. Lexmark also sells dot matrix printers for printing single and multi-part forms by business users. The Company's core printer business targets the office and home markets through its Business Printer and Consumer Printer Divisions. In 1996, revenues from the sale of printers and associated printer supplies increased 24 percent from 1995 and accounted for 77 percent of total Company revenues of approximately $2.4 billion.

The Company's installed base of printers supports a large and profitable printer supplies business. Because consumable supplies must be replaced on average one to three times a year, depending on type of printer and usage, demand for laser and inkjet print cartridges is increasing at a higher rate than printer shipments. This is a relatively high margin, recurring business that management expects to contribute to the stability of Lexmark's earnings over time.

In addition to its core printer business, Lexmark develops, manufactures and markets a broad line of other office imaging products, through its Imaging Solutions Division, which include supplies for IBM branded printers, after-market supplies for original equipment manufacturer ("OEM") products, and typewriters and typewriter supplies that are sold under the IBM trademark. In 1996, revenues from the sale of other office imaging products increased 2 percent from 1995 and accounted for 22 percent of total Company revenues.

The Company operates in the office products industry segment. Revenues by major product line are found on page 45 of the Company's 1996 Annual Report to Stockholders.

Approximately half of the Company's 1996 revenues have been derived from sales outside the United States. Revenues derived from international sales, including exports from the United States, have grown from 45 percent of total revenues in 1994 to 54 percent of total revenues in 1996. Lexmark's products are sold in nearly 150 countries in North and South America, Europe, the Middle East, Africa, Asia, the Pacific Rim and the Caribbean. While currency translation has significantly affected international revenues and cost of revenues, it did not have a material impact on operating income through 1996. Although the Company manages its net exposure to exchange rate fluctuations through operational hedges, such as pricing actions and product sourcing changes, and financial instruments, such as forward exchange contracts and currency options, there can be no assurances that currency fluctuations will not have a material impact on operating income in the future. As the Company's international operations continue to grow, more management effort will be required to focus on the operation and expansion of the Company's global business and to manage the cultural, language and legal differences inherent in international operations. A summary of the Company's revenues, operating income and total assets by geographic area is found on page 41 of the Company's 1996 Annual Report to Stockholders.

  Printers and Associated Supplies

Lexmark competes primarily in the markets for office desktop laser and color inkjet printers--two of the fastest growing printer categories. Sales of office desktop laser and color inkjet printers and their associated supplies together represented approximately 86 percent and 82 percent of Lexmark's total printer and associated supplies revenues in 1996 and 1995, respectively.

Laser Printers. Network laser printer growth is being driven by the office migration from large mainframe computers to local area networks that link various types of computers using a variety of protocols and operating systems. This shift has created strong demand for office desktop laser printers with network connectivity attributes. Laser printers that print at speeds of 7-30 pages per minute ("ppm") are referred to herein as "office desktop" or "network" printers, while lower-speed (1-6 ppm) laser printers and inkjet printers are referred to herein as "personal" printers. The Company's laser printers primarily compete in the office desktop segment, which the Company believes is one of the fastest growing segments of the laser printer market. For further discussion of the evolving nature of laser printer classifications, see "Market Overview and Strategy-Printers and Associated Supplies".

Lexmark develops and owns most of the technology for its laser printers and consumable supplies, which differentiates the Company from a number of its major competitors, including Hewlett-Packard Company ("HP"), which purchases its laser engines from a third party. Lexmark's integration of research and development, manufacturing and marketing has enabled the Company to design laser printers with features desired by specific customer groups and has resulted in substantial market presence for Lexmark within certain industry segments such as banking, retail/pharmacy and health care. The Company's critical technology and manufacturing capabilities have allowed Lexmark to effectively manage quality and to reduce its typical new product introduction cycle times, for example, in the case of laser printers from 24 months to approximately 12 to 16 months. Management believes its cycle times are among the fastest in the industry and that these capabilities have contributed to the Company's success over the last several years.

Inkjet Printers. The color inkjet printer market, the fastest growing segment of the personal printer market, is expanding rapidly due to growth in personal computers and home offices, and the development of easy-to-use color inkjet technology with good quality color print capability at low prices. Based on data from industry analysts, management believes that the inkjet market grew from 4 million units in 1992 to 27 million units in 1996 and will continue to grow substantially as a result of the increase in the number of personal computers and as the inkjet market continues to shift from monochrome to color and as inkjet printers continue to replace low-speed laser printers. Lexmark introduced its first color inkjet printer using its own technology in 1994 and has experienced strong sales growth through retail outlets. The Company has increased its product distribution through retail outlets, with the number of such outlets worldwide rising from approximately 5,000 retail outlets in 1995 to approximately 15,000 in 1996. The Company has made substantial capital investments in its inkjet production capacity in 1995 and 1996 to address the growing demand for its color inkjet printers.

Supplies. The Company is currently the exclusive source for new print cartridges for the laser and inkjet printers it manufactures. Management expects that an increasing percentage of future Company earnings will come from its consumable supplies business, due to the consumer's continual usage and replacement of cartridges. In 1996, the Company has substantially expanded its inkjet cartridge manufacturing capacity in both North America and Europe.

 Other Office Imaging Products

The Company's other office imaging products category includes many mature products such as supplies for IBM printers, typewriters and typewriter supplies and other impact supplies that require little investment but provide a significant source of cash flow. The Company introduced its first after-market laser cartridges for the large installed base of laser printers sold by other manufacturers in May 1995. Management believes that the potential for an after-market laser cartridge business is significant. The Company's strategy for other office imaging products is to focus on the after-market OEM laser supplies opportunity while managing its mature businesses for cash flow.

  Keyboards and Other

In the first quarter of 1996, the Company completed the phase-out of its keyboard business. Keyboard sales accounted for 8 percent and 3 percent, respectively, of the Company's revenue and gross profit for 1995.


Market Overview and Strategy

  Printers and Associated Supplies

    Market Overview

In 1996, estimated industry-wide revenue for printer hardware in the 1-30 ppm speed category, including network, personal and dot matrix, was approximately $24 billion. Management believes, based on industry analysts' estimates, that this market will in the aggregate continue to experience modest growth through 1999. However, the Company believes that certain product categories within this market that it has targeted, such as office desktop laser printers and color inkjet printers, will experience double-digit growth in volume. An overview of the printer markets in which the Company competes is summarized below:

                                 U.S.                                     Primary     Paper
                      Speed     Price Range         Print Quality          Market     Media
                      -----     -----------         -------------         --------    -----
Color Laser          2-5 ppm   $5,000-10,000    Better/Best (300-600 dpi)   Office    Plain
Mono Laser:                    $  400- 5,000    Best (1200 x 1200 dpi)      Office    Plain
   Personal          1-6 ppm
   Office Desktop/
     Network        7-30 ppm
Inkjet:
    Mono             2-7 ppm    $ 100-   400    Better (600 x 600 dpi)      Home      Plain/Coated
    Color          0.3-2 ppm    $ 150- 3,000    Better (600 x 600 dpi)      Home      Plain/Coated
Dot Matrix           2-4 ppm    $ 100-   500    Good (less than 240 dpi)    Office    Plain/Multi Parts

Laser Printers. The laser printer market is categorized by print speeds. Office desktop or network monochrome laser printers are those that print 7-30 ppm while low-speed lasers typically print 1-6 ppm*. Management believes that the overall printer market is bifurcating into two principal segments: office desktop printers suitable for an office environment and low-speed, lower cost printers suitable for recreational and home office use by individuals.

In recent years, businesses have shifted from relying on large mainframe computers to using local area networks ("LAN") that connect various types of computers using a variety of protocols and operating systems. With this shift has come the need for network printers that can communicate with, and adapt to, the various configurations of the computers they serve. The ability to process jobs quickly is also important. Most printers employed in the network environment are office desktop printers with sophisticated software management tools. Management expects network printers to continue to increase in speed and that special features will proliferate to enhance network connectivity.

Low-speed laser printers are generally used as personal printers and are not connected to networks. This segment is characterized by intense price pressure and is vulnerable to replacement by low cost, color inkjet printers.

Based on the available market data, management believes that between 1991 and 1995 there was steady growth in overall shipments of network and personal laser printers (1-30 ppm), although different segments of the market experienced different growth rates. The Company's shipments of network and personal laser printers taken as a whole during 1991 to 1996 increased at a compound annual rate, which management believes reflected the overall rate of growth of the market as a whole. Within the office desktop network laser printer category, Lexmark shipments increased at a rate which enabled the Company to gain market share. Lexmark shipments of low-speed laser printers remained essentially flat during the same period despite strong market growth within that category. Management expects the market unit volume for low-speed laser printers to grow moderately but that the market for office desktop laser printers--which includes the Company's Optra+ line of laser printers--will experience double-digit growth through 1999.

Laser printer unit growth in recent years has generally exceeded the growth rate of laser printer revenues due to unit price pressure. This is partially offset by the tendency for customers in the network segment of the market to trade up to models with faster speeds, greater network connectivity, and other new features. New models with such enhanced features generally sell at higher price points and carry higher gross profit margins than the models they replace.


------------------------------------------------------------------------
* Data available from industry analysts as to the size of the laser and inkjet printer market varies widely. The variance in laser printer market data is caused in part by the rapid pace of change in laser printer speeds which makes comparative analyses based on comparable product categories difficult over a recent historical period. The Company bases its analysis of historical market trends on the data available from several different industry analysts. The ranges of printing speed used to define and distinguish between laser printer categories described herein are based on the Company's own internal analysis of the laser printer categories currently used by certain industry analysts to measure the laser printer market.

Inkjet Printers. Growth in the market for inkjet printers, which are mainly used as personal printers, reflects increased penetration of personal computers for recreational and home office use. Strong market demand also reflects the availability of low-cost technology capable of providing customers with good quality printing at affordable prices. The recent availability of color inkjet printers at affordable prices has caused explosive industry growth since 1992. Starting from a relatively small base, Lexmark's shipments of inkjet printers increased by 100 percent from 1993 to 1994, 345 percent from 1994 to 1995, and in 1996, Lexmark shipments increased at a rate which the Company believes enabled it to gain market share. Lexmark entered the color inkjet printer market with its own technology in 1994.

Growth in inkjet printer revenue has been slower than unit growth due to rapidly declining prices. The greater affordability of color inkjet printers has been an important factor in the explosive growth of this market.

Dot Matrix Printers. The market for dot matrix printers has been declining for several years and volumes are expected to continue to decline in the future due in large part to replacement by inkjet printers with higher print quality. Within the dot matrix printer market, however, the demand for dot matrix printers that print single and multi-part forms--which constitute the Company's principal product offering in this category--has declined at a slower rate.

Associated Printer Supplies. Printer supplies products are defined by the printing technology. Impact supplies are used in printers and typewriters that put marks on paper through the use of some form of physical force, usually a wire or hammer which applies force to a ribbon. The majority of impact supplies are either fabric or film ribbons. Non-impact supplies are used in printers that do not use force to put marks on paper. For example, the laser printer uses electrophotography to place toner on paper. Non-impact supplies include toner and photoconductor as well as ink cartridges used in inkjet printers.

The principal supply product for laser printers is a laser cartridge, which includes toner and photoconductor. The principal supply product for inkjet printers is an inkjet print cartridge, which includes ink and a circuit assembly. The principal supply product for Lexmark's dot matrix printers is an inked fabric ribbon. As the installed base of Lexmark laser and inkjet printers continues to grow, the market for their associated supplies will grow as such supplies are continually purchased throughout the life of the printers.

    Strategy

Lexmark's laser printer strategy is to target fast growing industry segments of the network printer market and to increase market share by providing high quality, technologically advanced products at competitive prices. To promote
Lexmark brand awareness and market penetration, Lexmark will continue to identify and focus on customer segments where Lexmark can differentiate itself by supplying laser printers with features that meet specific customer needs and represent the best total cost of printing solution. Management intends to continue to develop and market products with more function and capabilities than comparably priced HP printers. The Company's inkjet printer strategy is to generate demand for the Lexmark color inkjet printer by offering high-quality products at competitive prices to retail and OEM customers. Management expects that the Company's associated printer supplies business will continue to grow as its installed base of laser and inkjet printers increases.

For the business customer, Lexmark expects to continue to offer an array of advanced laser printer products with superior features and functions, higher speeds and better print resolution at competitive prices. The Company believes that it is well-positioned to take advantage of the growth potential of LAN printers due to its development and ownership of both the software and hardware features that provide network connectivity and management tools. Lexmark has targeted the office desktop laser printer markets and, as it has with the 1,200 dpi

Optra+ family, intends to remain one of the few printer companies that create industry-wide standards for laser printer performance. Lexmark focuses continually on enhancing the network capability of its laser printers by introducing new products, like its MarkVision printer management utility, that enhance the ability of its printers to function efficiently in a LAN environment and provide significant flexibility to the LAN user.

Lexmark's large account marketing team focuses on demand generation in Fortune 1000 companies, other large corporations globally and specific industries where Lexmark can differentiate itself by supplying high function products with customized features to meet specific needs. These marketing teams work with Lexmark's development teams to design features requested by large account customers for specific functions. Lexmark has had recent success in its large account marketing team's target markets, such as in the finance sector (whose customers are served by Lexmark's duplex (double-sided printing) and "flash memory" feature which permits instantaneous printing and updating of forms in all locations). Another of the Company's strategies is to offer its advanced network management software in products to enable these financial institutions to more efficiently manage and control their network printing activities. Lexmark expects that its marketing strategy focusing on significant industry segments will promote Lexmark brand awareness and provide a platform for greater penetration of the laser printer market through sales by dealers and distributors.

For the office and home user, Lexmark focuses on manufacturing well-priced, reliable, easy-to-use color inkjet printers. The Company expects that hardware improvements in this market will result in faster printing and better print quality. On the software side, the Company expects that enhanced compatibility with standard PC operating systems, such as Microsoft Windows 95, and software features that take advantage of the computing power of the PC for printing functions will permit the Company to reduce manufacturing costs for the printers and to produce a product that is easier to use. Lexmark believes that its core product offerings in this market will also permit it to build brand recognition in the retail channels.

On the manufacturing side, the Company is continually focusing on ways to reduce costs and expand capacity while maintaining high quality. The Company will also consider strategic acquisitions in the future to leverage its technological expertise.

  Other Office Imaging Products

    Market Overview

Other office imaging products include typewriters for office use and associated supplies sold under the IBM name, impact supplies for Lexmark printers that are no longer in production, supplies for IBM branded printers and after-market printer supplies for other OEM printers. The markets for most of the Company's other office imaging products are generally declining, other than the market for after-market laser cartridges for other OEM printers, which the Company believes is a market with significant growth potential.

In 1996, non-impact supplies were estimated to be an approximately $28 billion opportunity worldwide, compared to the impact supplies opportunity of approximately $2 billion. Based on available industry data, the Company estimates that worldwide impact supplies revenue will decline steadily in future years, while non-impact supplies revenue will continue to grow.

Management expects that office typewriter market revenue will continue to decline.

    Strategy

In view of declining revenues and profit margins from sales of typewriters and typewriter supplies and sales of other office imaging products for IBM printers, the Company's strategy for other office imaging products is to focus on the after-market OEM supplies opportunity while managing its mature businesses for cash flow. The Company will continue to compete with other OEMs to provide supplies for their installed bases of laser printers. The Company may pursue selected acquisitions of other office imaging products companies.

Lexmark will make minimal further investment in impact supplies and management expects profit margins on such products to decline as a result of new agreements with IBM that generally became effective on March 27, 1996. As a result of its high quality products, the Company benefits from customer loyalty, which has historically permitted it to continue its premium pricing strategy.

  Keyboards and Other

The Company historically manufactured keyboards primarily for IBM. Following the expiration in March 1996 of the Company's keyboard agreement with IBM and management's expectation that the keyboard industry will continue to experience price declines resulting in low margins and a low return on assets, the Company completed its transition out of the keyboard business by the end of the first quarter of 1996. Keyboard sales accounted for 8 percent and 3 percent, respectively, of the Company's revenue and gross profit for 1995.

Products

The Company's current product offerings consist primarily of the Lexmark Optra+ laser printer product line and Optra C color laser printer, the Optra E personal laser printer, a wide range of inkjet printers, a family of network print servers, typewriters and dot matrix printers. The Company also designs, manufactures and distributes a variety of print cartridges for use in its laser and inkjet printers as well as approximately 1,200 other office imaging products, including typewriter supplies and supplies for other printers, including IBM printers.

Lexmark's main printer products are listed below:


        Category                  Products                   U.S. Price Range
        --------                  --------                   ----------------
Office Desktop/Network
    Mono Laser                   4039-10plus                 $1,150-1,250
                                   Optra+                    $1,300-3,000
                                   Optra N                   $2,400-2,600
    Color Laser                    Optra C                   $7,000-7,500
Personal Laser                     Optra E                   $    500-750
Color Inkjet            Color Jetprinter 1020 & 2030         $    150-200
                        Color Jetprinter 2050 & 2070         $    250-400
                           Color Jetprinter 4079+            $2,650-3,000
Dot Matrix                          23XX                     $    300-500
                                    4227                     $1,300-1,500


The Company has upgraded and improved its laser printer product offerings significantly since the Acquisition with the introduction of several models adding functionality and performance at lower prices. The Company's current network laser family, the Optra+ line, was enhanced in the second quarter of 1996 and offers four products at various price ranges. All four Optra+ models are 16 ppm and include 1,200 dpi printing and high performance RISC processors. Another standard feature of the Optra+ product line is MarkVision, Lexmark's printer management program, which permits bi-directional communication for status management between the user or LAN administrator and the printer.

In addition to offering connectivity solutions and management tools as features on its laser printers, Lexmark also designs and manufactures network print servers. These products provide a means to connect a printer lacking its own network adapter to a local area network. The Company's current product offering is the MarkNet XLe, a multiprotocol server capable of supporting 18 different networking environments. MarkNet XLe offers enhancements to Lexmark's previous product offerings at a lower price.

The Company currently markets a number of personal color inkjet printers for individual home and office use. These printers generally retail in a range of $150-$400 and offer sharp color printing, fast performance, compatibility with leading software applications, and ease of installation and use.

The Company also markets five dot matrix printers in the $300-$1,500 price range for customers who print large volumes of multi-part forms.

The Company designs, manufactures and distributes a variety of cartridges for use in its installed base of laser and inkjet printers. Lexmark is currently the exclusive source for new print cartridges for the printers it manufactures.

The Company's other office imaging products include over 1,200 products, including typewriter products and products for IBM and other OEM printers using both impact and non-impact technology. The Company continues to offer a broad line of typewriters with the IBM logo, which remain the industry leaders. The Company also provides a wide range of supplies for the large installed base of IBM printers including toners, ribbons, photoconductors and other printer accessories. Lexmark has also developed and recently introduced after-market laser cartridges for laser printers sold by other manufacturers.

Marketing and Distribution

  Printers and Associated Supplies

The Company markets and distributes its laser printers primarily through its well-established dealer network, which includes such dealers as Microage Computers, Ameridata, Vanstar, Intelligent Electronics, Merisel, Ingram Micro and Inacom. The Company's products are also sold through value-added resellers, who offer custom solutions to specific markets.

The Company employs large account marketing teams whose mission is to generate demand for Lexmark printers primarily among Fortune 1000 companies and other large corporations globally. In recent years, marketing teams have begun to focus on industry segments such as banking, retail/pharmacy and health care. Those teams, in conjunction with the Company's development and manufacturing teams, are able to design products to meet customer specifications for printing electronic forms, media handling, duplex printing and other custom solutions. The majority of customer orders solicited by these marketing teams are filled through dealers or resellers.

The  Company   distributes  its  personal  inkjet  printers   primarily  through
approximately 15,000 retail outlets worldwide including office superstores such as Office Depot and Staples, computer superstores such as Computer

City, consumer electronics stores such as Circuit City, Best Buy and Radio Shack, mass merchandisers such as Wal-Mart, other large regional chains and overseas stores such as Dixons, Carrefour and Vobis.

The Company's international sales are an important component of its operations. The Company's sales and marketing activities in its global markets are organized to meet the needs of the local jurisdictions and the size of their markets. The Company's European marketing operation is structured similarly to its domestic marketing activity. The Company's products are available from major information technology resellers such as Northamber and in large markets from key retailers such as Media Markt in Germany, Dixons in the United Kingdom and Carrefour in France. Canadian marketing activities, like those in the United States, focus on large account demand generation and vertical markets, with orders filled through distributors and retailers. The Company's Latin American and Asian Pacific markets are served through a combination of Lexmark sales offices, strategic partnerships and distributors. The Company also has sales and marketing efforts for OEM opportunities.

The Company's printer supplies and other office imaging products are generally available at the customer's preferred point of purchase through multiple channels of distribution. Although channel mix varies somewhat depending on the geography, substantially all of the Company's supplies products sold commercially in 1996 were sold through the Company's network of Lexmark-authorized supplies distributors and resellers who sell directly to end users or to independent office supply dealers. Lexmark's supplies are also available at office and computer superstores.

Supplies for the European  market are  distributed  from the Company's  facility
near  Orleans,   France.  The  Lexington,   Kentucky  facility  is  the  central
distribution point for all U.S. and other global supplies markets.

Supplies and other office imaging products are also sold selectively to a few large end users, with the largest customer being IBM, and to OEMs for resale under the OEM's brand name. See "IBM Relationship".

Competition

  Printers and Associated Supplies

The markets for printers and associated supplies are highly competitive, especially with respect to pricing and the introduction of new products and features. The laser printer market is dominated by HP, which has a widely recognized brand name and has been estimated to have an approximate 70 percent market share. Several other large manufacturers such as Canon and Apple also compete in the laser printer market. Since June 1996, IBM has been expanding its product offerings in the printer market with products that compete with the Company's products. The Company believes that IBM has the resources to be an aggressive competitor. See "IBM Relationship".

The Company's strategy is to target fast growing segments of the network printer market and to increase market share by providing high quality, technologically advanced products at competitive prices. This strategy requires that the Company continue to develop and market new and innovative products at competitive prices. New product announcements by HP and the Company's other principal competitors, however, can have and in the past have had a material adverse effect on the Company's financial results. Such new product announcements can quickly undermine any technological competitive edge that one manufacturer may enjoy over another and set new market standards for quality, speed and function. Furthermore, knowledge in the marketplace about pending new product announcements by the Company's competitors may also have a material adverse effect on the Company inasmuch as purchasers of printers may defer purchasing decisions until the announcement and subsequent testing of such new products.

In recent years, the Company and its principal competitors, all of which have significantly greater financial, marketing and technological resources than the Company, have regularly lowered prices on printers and are expected to continue to do so. The Company is vulnerable to these pricing pressures which, if not mitigated by cost and expense reductions, may result in lower profitability and could jeopardize the Company's ability to grow or maintain market share and build an installed base of Lexmark printers. The Company expects that, as it competes more successfully with its larger competitors, the Company's increased market presence may attract more frequent challenges, both legal and commercial, from its competitors, including claims of possible intellectual property infringement.

HP is also the market leader in the personal color inkjet printer market and, with Canon and Epson, has been estimated to account for approximately 80 to 90 percent of worldwide personal color inkjet printer sales. As with laser printers, if pricing pressures are not mitigated by cost and expense reduction, the Company's ability to maintain or build market share and its profitability could be adversely affected. In addition, as a relatively new entrant to the retail marketplace with a less widely recognized brand name, the Company must compete with HP, Canon and Epson for retail shelf space for its inkjet printers. There can be no assurance that the Company will be able to continue to penetrate the retail marketplace.

The Company has recently entered the market as a supplier of after-market laser cartridges for laser printers using certain models of Canon engines. There is no assurance that the Company will be able to compete effectively for a share of the after-market cartridge business for its competitors' base of laser printers. The Company's decision to enter this market may have an adverse effect on the Company's relations with certain of its suppliers. Although Lexmark is currently the exclusive supplier of new print cartridges for its laser printers, there can be no assurance that other companies will not develop new compatible cartridges for Lexmark laser printers. In addition, refill and remanufactured alternatives for the Company's cartridges are available from independent suppliers and, although generally offering lower print quality, compete with the Company's supplies business.

  Other Office Imaging Products

The market for other office imaging products is extremely competitive and the impact segment of the supplies market is declining. Although the Company has exclusive rights to market certain IBM branded supplies until April 1999, there are more than 100 independent ribbon manufacturers and more than 25 independent toner manufacturers competing to provide compatible supplies for IBM branded printing products. Independent manufacturers compete for the after-market ribbon business under either their own brand, private label, or both, using price, aggressive marketing programs, and flexible terms and conditions to attract customers. Depending on the product, prices for compatible products produced by independent manufacturers generally range from 15 percent to 70 percent below the Company's prices.

The Company is less dependent on revenue and profitability from its other office imaging products business than it has been historically and intends to focus on the growing portions of that market such as the after-market laser cartridge supplies category. There is no assurance that the Company will be able to compete in the after-market laser supplies business effectively or that the declining market areas in its other office imaging products business will not adversely affect the Company's operating results.

The Company does not expect any major new entrants into the ribbon market. However, in response to the declining impact supplies opportunity, many established competitors are investing in non-impact capacity and joining forces through acquisitions on a worldwide basis. The Company's primary U.S. competitors in the overall supplies market include Nu-kote, Turbon, GRC and NER. Internationally, the Company's primary competitors are Turbon, Armor, TBS, and Pelikan (acquired by Nu-kote) in Europe and Fullmark in the Far East.

The Company is increasing its efforts to provide laser supplies for other OEM printers. As an after-market supplier in the all-in-one laser cartridge business, the Company faces competition from both the OEMs and cartridge remanufacturers. In order to become an effective worldwide supplier of after-market cartridges, the Company will need to compete with HP and Canon.

The Company believes the current number of competitors in the declining worldwide office typewriter market is fewer than 17, down significantly from over 40 in the mid-1980's. The four primary competitors in the U.S. market are Canon, Brother, Panasonic and Swintec. The Company believes that it is dominant in the U.S. office typewriter market. Remaining office typewriter competitors with multiple product lines continue to shift focus to other products in their portfolios (copier, fax, PC, multifunction, etc.). No significant new office typewriter product announcements have been made by any key competitor since 1993.

Manufacturing

The Company's manufacturing facilities are located in Lexington, Kentucky, Boulder, Colorado, Orleans, France and Sydney, Australia, all of which are ISO 9000 certified. The Company opened new facilities during 1996 in Rosyth, Scotland and Juarez, Mexico. Most of the Company's laser and inkjet technologies are developed in Lexington. The Company's manufacturing strategy is to keep processes that are technologically complex, proprietary in nature and higher value added, such as the manufacture of inkjet cartridges, at the Company's own facilities. Stable technology, labor intensive and non-strategic operations, such as the manufacture of dot matrix printers, are typically performed by lower-cost vendors.

Management believes that the Lexington manufacturing facility employs some of the most modern techniques in the industry. In order to make its facility capable of implementing new products with a shorter cycle time, the Company revamped the Lexington facility from a fully automated plant to a more flexible facility. Accordingly, the Company has the ability to adapt the plant to the requirements of a new product and to adopt more efficient manufacturing techniques as they are developed. The plant's electronic card assembly and test facility with surface mount technologies also enhances the Company's manufacturing capability.

The Company's development and manufacturing operations for laser printer supplies which include toners, photoconductor drums, developers, charge rolls and fuser rolls, are located in Boulder. The Company has made significant capital investments in the Boulder facility to expand toner and photoconductor drum processes.

Raw Materials

The Company procures a wide variety of components used in the manufacturing process, including semiconductors, electro-mechanical components and assemblies, as well as raw materials, such as plastic resins. Although many of these components are standard off-the-shelf parts that are available from multiple sources, the Company often utilizes preferred supplier relationships to better ensure more consistent quality, cost, and delivery. Typically, these preferred suppliers maintain alternate processes and/or facilities to ensure continuity of supply. The Company generally must place commitments for its projected component needs approximately three to six months in advance. The Company occasionally faces capacity constraints when there has been more demand for its printers and associated supplies than initially projected.

Some components of the Company's products are only available from one supplier, including certain custom chemicals, microprocessors, application specific integrated circuits and other semiconductors. In addition, the Company sources some printer engines and finished products from OEMs. Although the Company purchases in anticipation of its future requirements, should these components not be available from any one of these suppliers, there can be no assurance that production of certain of the Company's products would not be disrupted. Such a disruption could interfere with the Company's ability to manufacture and sell products and materially adversely affect the Company's business.

Research and Development

The Company's research and development activity for the past four years has focused on laser and inkjet printers and associated supplies and on network connectivity products. The Company is selective in targeting its research and development efforts. For example, anticipating the industry trend, the Company minimized investing in dot matrix technology in 1991 and has instead devoted its research and development resources to the faster growing markets for laser and inkjet printers. The Company has been able to keep pace with product development and improvement while spending less than its larger competitors on research and development and has even been able to achieve significant productivity and minimize research and development costs. In the case of certain products, the Company may elect to purchase products and key components from third party suppliers.

The Company is committed to being a technology leader in its targeted areas and is actively engaged in the design and development of additional products and enhancements to its existing products. Its engineering effort focuses on laser, inkjet, and connectivity technologies as well as design features that will increase efficiency and lower production costs. The process of developing new technology products is complex and requires innovative designs that anticipate customer needs and technological trends. Research and development expenditures were $124 million in 1996, $116 million in 1995 and $101 million in 1994. In addition, the Company must make strategic decisions from time to time as to which new technologies will produce products in market segments that will experience the greatest future growth. There can be no assurance that the Company can continue to develop the more technologically advanced products required to remain competitive.

IBM Relationship

In connection with the Acquisition, IBM entered into numerous agreements to support the Company's operations for a five-year term. These agreements, which expired on March 27, 1996, included a keyboard supply agreement (which obligated IBM to acquire essentially all of its desktop keyboard requirements from the Company), an internal use agreement (which obligated IBM to acquire substantially all of its requirements for desktop printers, typewriters and associated supplies from the Company), an IBM trademark license agreement (which permitted the Company to use the IBM trademark on certain of its products) and a non-competition agreement (pursuant to which IBM was prohibited from competing with the Company's products).

The Company completed its transition out of the keyboard business by the end of the first quarter of 1996 and entered into an agreement with IBM providing for the orderly transition of the Company's keyboard business to IBM or other vendors. Under this agreement with IBM, IBM paid the Company $36.5 million of which $24 million related to amounts recorded by the Company through September 30, 1995, $6 million of profit recorded through March 1996, and $6.5 million for the purchase of certain keyboard assets. The Company's keyboard business, of which IBM represented approximately 95 percent, accounted for revenues of $32, $177 and $201 million for the years 1996, 1995 and 1994, respectively. Under the original agreement with IBM, the Company's keyboard business was guaranteed a minimum gross profit, and in the years ended 1996, 1995 and 1994 the keyboard business contributed $6, $18 and $28 million, respectively, toward the Company's consolidated gross profit.

Sales to IBM (excluding sales of keyboards) were $163, $258 and $215 million for the years 1996, 1995 and 1994, respectively. The Company believes IBM will continue to be a significant customer but that future revenue and profitability from IBM sales will continue to decline as the Company's core printer and associated supplies business represents a larger percentage of the Company's total business.

In the third quarter of 1995, the Company entered into a profit sharing supplies agreement with IBM and a related agreement for an extension of the IBM trademark agreement that allows the Company to continue to use the IBM logo on certain existing printer supplies in its other office imaging products line through March 31, 1999. Under these agreements, Lexmark has been required since April 1996 to share the profits from the Company's sale of certain products bearing the IBM logo. The Company also entered into a royalty agreement for an extension of the right to use the IBM logo on typewriters, typewriter supplies and certain other IBM branded printer supplies through March 27, 2001. Since these new arrangements became effective, the Company estimates that operating income has been reduced approximately $8 million to $9 million a quarter during 1996.

Since March 27, 1996, IBM is no longer required to purchase its desktop printers and typewriters from the Company. However, IBM subsequently entered into an agreement to use its best efforts to buy its printer and typewriter supplies from the Company through March 31, 1999. In addition, since March 27, 1996, IBM is no longer prohibited from competing with the Company's printer business, and in June 1996, IBM introduced laser printer products that compete with the Company's products.

Although the Company and IBM have entered into agreements providing for an ongoing relationship, the Company expects that future revenue and profit received from IBM will decline significantly and that such decline could have a material adverse effect on the Company. However, the Company anticipated the expiration of these agreements and has redeployed the resources previously utilized on the declining keyboard and other businesses associated with the majority of the IBM agreements to the Company's strategically important businesses.

Large Customers

No customer other than IBM has accounted for more than 10 percent of the Company's consolidated revenues since 1994.

Backlog

The Company generally ships its products within 30 days of receiving orders and therefore has a backlog of generally less than 30 days at any time, which backlog the Company does not consider material to its business.

Employees

As of December 31, 1996, the Company had approximately 6,600 employees worldwide of which 4,900 are located in the U.S. and the remaining 1,700 in Europe, Canada, Latin America and Asia Pacific. None of the U.S. employees are represented by any union. Employees in France, Germany and the Netherlands are represented by Statutory Works Councils. Substantially all regular employees have stock options. The Company's employees have been organized in employee teams that are able to make rapid decisions and to implement those decisions to achieve faster development and manufacturing cycle times.

Intellectual Property

The Company's intellectual property is one of its major assets and the ownership of the technology used in its products is important to its competitive position. The Company has about 120 patent cross-license agreements of various types with various third parties. These license agreements include agreements with, for example, Canon and HP. Most of these license agreements provide cross-licenses to patents arising from patent applications first filed by the parties to the agreements before certain dates in the early 1990s, with the date varying from agreement to agreement. Each of the IBM, Canon and HP cross-licenses grants worldwide, royalty-free, non-exclusive rights to the Company to use the covered patents to manufacture certain of its products. Certain of the Company's material license agreements, including those that permit the Company to manufacture its current design of laser and inkjet printers and after-market laser cartridges for certain OEM printers, terminate as to future products upon certain "changes of control" of the Company. The Company also holds a number of specific patent licenses obtained from third parties to permit the production of particular features in products.

The Company holds approximately 1,300 patents worldwide and has approximately 450 pending patent applications worldwide covering a range of subject matter. The Company has filed over 500 worldwide patent applications since its inception in 1991. The Company's patent strategy includes obtaining patents on key features of new products which it develops and patenting a range of inventions contained in new supply products such as toner and ink cartridges for printers. Where appropriate, the Company seeks patents on inventions flowing from its general research and development activities. While no single patent or series of patents is material to the Company, the Company's patent portfolio in the aggregate serves to protect its product lines and offers the possibility of entering into license agreements with others.

The Company designs its products to avoid infringing the intellectual property rights of others. The Company's major competitors, such as HP and Canon, have extensive, ongoing worldwide patenting programs. As is typical in technology industries, disputes arise from time to time about whether the Company's products infringe the patents or other intellectual property rights of major competitors and others. As the Company competes more successfully with its larger competitors, more frequent claims of infringement may be asserted.

In October 1996, Lexmark International entered into an agreement with HP to cross-license each other's patents filed prior to a specified date (the "HP Agreement"). The HP Agreement generally gives both parties a worldwide non-exclusive license under the licensed patents for the manufacture and sale of printers, as well as accessories and consumable supplies designed for use with each party's own printers. In addition, the HP Agreement resolves issues of patent infringement that had been raised by both companies and does not involve any royalty or other payment by either party. The Agreement generally permits licenses granted thereunder to be terminated in the event of a "change of control," which includes, in very limited circumstances, an acquisition of substantially less than 50 percent of the Company's or Lexmark's voting shares.

The Company has trademark registrations or pending trademark applications for the name LEXMARK in approximately 70 countries for various categories of goods. The Company also owns a number of trademark applications and registrations for product names, such as the OPTRA laser printer name. Although the Company believes the LEXMARK trademark is material to its business, it does not believe any other trademarks are material.

The  Company  holds  worldwide   copyrights  in  computer  code,   software  and
publications of various types.

Environmental and Regulatory Matters

The Company's operations, both domestically and internationally, are subject to numerous laws and regulations, particularly relating to environmental matters that impose limitations on the discharge of pollutants into the air, water and soil and establish standards for the treatment, storage and disposal of solid and hazardous wastes. The Company is also required to have permits from a number of governmental agencies in order to conduct various aspects of its business. Compliance with these laws and regulations has not had and is not expected to have a material effect on the capital expenditures, earnings or competitive position of the Company. There can be no assurance, however, that future changes in environmental laws or regulations, or in the criteria required to obtain or maintain necessary permits, will not have an adverse effect on the Company's operations.

Item 2. Properties

The Company's manufacturing and other material operations are conducted at the facilities set forth below:

     Location         Square Feet           Activities                Status
     --------         -----------           ----------                ------
Lexington, KY          2,966,000     Headquarters, Manufacturing,
                                     Development, Administrative,
                                     Distribution, Warehouse,
                                     Marketing                         Owned
                         266,000     Warehouses, Development           Leased(1)
Boulder, CO              332,000     Manufacturing, Development,
                                     Warehouse                         Leased(2)
Dietzenbach, Germany      49,000     Administrative, Warehouse         Leased(3)
Juarez, Mexico            95,000     Manufacturing, Administrative     Owned
Markham, Ontario          47,000     Administrative, Marketing,
                                     Warehouse                         Leased(4)
Orleans, France          452,000     Manufacturing, Administrative,
                                     Warehouse                         Owned
Ormes, France            192,000     Warehouse                         Leased(5)
Paris, France             30,000     Administrative, Marketing         Leased(6)
Rosyth, Scotland          92,000     Manufacturing, Administrative     Leased(7)
Sydney, Australia         64,000     Manufacturing, Administrative,
                                     Warehouse,  Marketing             Leased(8)

--------------------------------------------------
(1) Leases covering 151,000 square feet expire September 1997 and carry two one-year renewal options. Lease covering 115,000 square feet expires August 1998 and carries five three-year renewal options.
(2) Lease covering 278,000 square feet expires May 2001 and carries three five-year renewal options. Lease covering 54,000 square feet expires January 1998 and carries three one-year renewal options.
(3) Leases covering this property expire September 2004 and there are no renewal options.
(4) Lease covering this property expires September 2001 and carries two five-year renewal options.
(5) Lease covering this property expires February 1999 and carries one three-year renewal option.
(6) Leases covering this property expire December 2003 and there are no renewal options.
(7) Lease covering this property expires in 2021 and includes an option to purchase exercisable through March 2001.
(8) Lease covering this property expires March 2002 and carries one six-year renewal option.

The Company believes its facilities are in good operating condition. Except for the Juarez, Mexico facility, properties owned by the Company serve as collateral for the Company's term loan and revolving credit facility.

Item 3.  Legal Proceedings

The Company is party to routine litigation incidental to the Company's business. The Company does not believe that any legal proceedings to which it is a party or to which any of its property is subject, including any such routine litigation, will have a material adverse effect on the Company's financial position or results of operations. As the Company competes more successfully with its larger competitors, the Company's increased market presence may attract more frequent legal challenges from its competitors, including claims of possible intellectual property infringement. Although the Company does not believe that the outcome of any current claims of intellectual property infringement is likely to have a material adverse effect on the Company's future operating results and financial condition, there can be no assurance that such claims will not result in litigation. In addition, there can be no assurance that any litigation that may result from the current claims or any future claims by these parties or others would not have a material adverse effect on the Company's business.

Item 4.  Submission of Matters to a Vote of Security Holders

None

                                    Part II *

Item 5.     Market For Registrant's Common Equity and Related Stockholder
            Matters

Information regarding the market prices of the Company's Class A common stock, the market for that stock and the number of holders of each class of the Company's common stock as set forth on page 54 of the Company's 1996 Annual Report to Stockholders is incorporated herein by reference.

The Company has never declared or paid any dividends on the Class A common stock and has no current plans to pay dividends on the Class A common stock. The payment of any future dividends will be determined by the Company's Board of Directors in light of conditions then existing, including the Company's earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions, certain corporate law requirements and other factors.

The Company is a holding company and thus its ability to pay dividends on the Class A common stock depends on the Company's subsidiaries' ability to pay dividends to the Company. In addition, the Company's financing agreements generally restrict the payment of dividends by the Company.

Item 6.     Selected Financial Data

Selected Financial Data for the Company as set forth on page 52 of the Company's 1996 Annual Report to Stockholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations as set forth on pages 44 through 51 of the Company's 1996 Annual Report to Stockholders is incorporated herein by reference.

 Factors That May Affect Future Results and Information Concerning
  Forward-Looking Statements

Certain of the statements contained in this Report and in documents incorporated herein by reference may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, (i) statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" concerning (a) the Company's belief that its total revenues will continue to grow due to overall market growth and increases in the Company's market share in both the network and color inkjet segments and that this growth will more than offset reduced demand for certain of its products, (b) the Company's belief that the office desktop segment is one of the fastest growing segments of the laser printer market and (c) the Company's expectation that its overall margins will remain relatively stable as its associated printer supplies business becomes an increasingly larger part of its business, offsetting the decline in the Company's other office imaging products supplies business and the phase-out of its lower margin keyboard business, (ii) the statements in "Item 1. Business -- Market Overview and Strategy -- Printers and Associated Supplies -- Market Overview" concerning the Company's belief about growth in the printer hardware market, including double-digit growth in volume of certain product categories such as office desktop laser printers and color inkjet printers,
(iii) the statements in "Item 3. Legal Proceedings" concerning the Company's belief with respect to the possible effect of certain legal proceedings, and current or future claims of intellectual property infringement on its financial position or results of operations, (iv) other statements as to management's expectations and belief presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", (v) other statements as to management's expectations and belief presented elsewhere in this Report or in any documents incorporated herein by reference and (vi) variations in the foregoing statements whenever they appear in this Report and the documents incorporated herein by reference. Forward-looking statements are made based upon management's current expectations and belief concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by management. There are certain important factors that could cause actual results to differ materially from estimates or expectations reflected in such forward-looking statements, including, without limitation, the factors set forth below:

~ The Company's future operating results may be adversely affected if it is unable to continue to develop, manufacture and market products that meet customers' needs. The markets for printers and associated supplies are highly competitive, especially with respect to pricing and the introduction of new products and features. The Company and its major competitors, all of which have significantly greater financial, marketing and technological resources than the Company, have regularly lowered prices on their printers and may continue to do so. The inkjet printer market has experienced and could continue to experience significant printer price pressure from the Company's major competitors. Price reductions beyond expectations or the inability to reduce costs, certain expenses or increase sales as currently expected could result in lower profitability and jeopardize the Company's ability to grow or maintain its market share.

~ The life cycles of the Company's products, as well as delays in product development and manufacturing, variations in the cost of component parts and delays in customer purchases of existing products in anticipation of new product introductions by the Company or its competitors, could cause a build up in the Company's inventories, make the transition from current products to new products difficult and could adversely affect the Company's future operating results. Further, some of the Company's newly developed products replace or compete with some of the Company's existing products.

~ Revenues derived from international sales, including exports from the United States, represent an increasing portion of the Company's consolidated revenues and have grown from 45 percent of total revenues in 1994 to 54 percent of total revenues in 1996. Accordingly, the Company's future results could be adversely affected by a variety of factors, including foreign currency exchange rate fluctuations, trade protection measures, changes in a specific country's or region's political or economic conditions and unexpected changes in regulatory requirements. Moreover, margins on international sales tend to be lower than those on domestic sales.

~ The Company's success depends in part on its ability to obtain patents, copyrights and trademarks, maintain trade secret protection and operate without infringing the proprietary rights of others. Current or future claims of intellectual property infringement could prevent the Company from obtaining technology of others and could otherwise adversely affect its operating results, financial position or business.

~ Part of the Company's business strategy is to expand its business through the acquisition of related businesses. There can be no assurance that suitable acquisitions can be accomplished on terms favorable to the Company. Further, there can be no assurance that the Company will be able to operate profitably any businesses or other assets it may acquire, effectively integrate the operations of such acqusitions or otherwise achieve the intended benefits of such acquisitions.

~ Factors unrelated to the Company's operating performance, including economic and business conditions, both national and international; the loss of significant customers or suppliers; changes in business strategy; and the ability to retain and attract key personnel, could also adversly affect the Company's operating results. In addition, trading activity in the Company's common stock, particularly in light of the substantial number of shares owned by the original investor group that are available for resale, may affect the Company's common stock price.

While the Company reassesses material trends and uncertainties affecting the Company's financial condition and results of operations, in connection with its preparation of Management's Discussion and Analysis of Financial Condition and Results of Operations contained in its quarterly and annual reports, the Company does not intend to review or revise, in light of future events, any particular forward-looking statement referenced in this Report or the documents incorporated herein by reference.

The information referred to above should be considered by investors when reviewing any forward-looking statements contained in this Report, in any documents incorporated herein by reference, in any of the Company's public filings or press releases or in any oral statements made by the Company or any of its officers or other persons acting on its behalf. By means of this cautionary note, the Company intends to avail itself of the safe harbor from liability with respect to forward-looking statements that is provided by Section 27A and Section 21E referred to above.

Item 8.     Financial Statements and Supplementary Data

The Consolidated Financial Statements of the Company together with the report thereon by Coopers & Lybrand L.L.P., independent accountants, as set forth in pages 25 through 43 of the Company's 1996 Annual Report to Stockholders are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

*Except as specifically incorporated by reference herein, the Company's 1996 Annual Report to Stockholders is not deemed to be filed as part of this Form 10-K.

                                    Part III

Item 10.     Directors and Executive Officers of the Registrant

The section entitled "Election of Directors" appearing on pages 1 through 3 of the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held May 2, 1997, sets forth certain information with respect to the directors of the Company and is incorporated herein by reference.

The executive officers of the Company and their respective ages, positions and years of service with the Company are set forth below.


                                                                   Years With
Name of Individual        Age   Position                           The Company
------------------        ---   --------                           -----------
Marvin L. Mann            63    Chairman of the Board and Chief
                                 Executive Officer                      5
Paul J. Curlander         44    Director, President and Chief
                                 Operating Officer                      5
Kathleen J. Affeldt       48    Vice President, Human Resources         5
Daniel P. Bork            45    Director of Taxes                       *
Terence P. Chin           41    Treasurer                               *
Vincent J. Cole, Esq.     40    Vice President, General Counsel
                                 and Secretary                          5
David L. Goodnight        44    Corporate Controller                    3
Clifford D. Gookin        39    Vice President, Corporate Development   1
Thomas B. Lamb            38    Vice President and General Manager      *
Bernard V. Masson         49    Vice President and General Manager      1
John C. Mitchell          49    Vice President and General Manager      *
Gary E. Morin             47    Vice President and Chief Financial
                                 Officer                                1
Donald C. Shropshire, Jr. 57    Vice President and General Manager      5
John A. Stanley           59    Vice President and President of
                                 Lexmark Europe                         5
Alfred A. Traversi        44    Vice President, Information
                                 Technology and Operations              *

*Tenure with the Company is less than one year.


Mr. Mann has been Chairman of the Board and Chief Executive Officer of the Company since March 1991 and President of the Company from March 1991 to
February 1997. Prior to such time, Mr. Mann held numerous positions with IBM, which he joined in 1958. During his IBM career, Mr. Mann held executive positions in marketing, research and development, manufacturing and general management, including President of the Information Products Division and President and Chief Executive Officer of Satellite Business Systems. He was elected an IBM Vice President in 1985. Mr. Mann also serves on the board of directors of M.A. Hanna Company and Imation Corp. and is a member of the board of trustees of Fidelity Investments.

Dr. Curlander has been a Director, President and Chief Operating Officer of the Company since February 1997 and Executive Vice President, Operations of Lexmark International, Inc. ("Lexmark International") from January 1995 to February 1997. In 1993, Dr. Curlander became a Vice President of Lexmark International. Prior to such time, commencing in March 1991, Dr. Curlander served as General Manager of Lexmark International's Printing Systems Business. Prior to joining the Company, Dr. Curlander was employed with IBM, which he joined in

1974. He received a Ph.D. in Electrical Engineering from MIT in 1979 while on leave of absence from IBM. After returning to IBM, Dr. Curlander held management and executive positions in development, manufacturing and general management, including leading the development of IBM's first LED printer and the Company's first desktop laser printer.

Ms. Affeldt has been Vice President of Human Resources since July 1996. Prior to such time and since 1991, Ms. Affeldt served as Director of Human Resources. Prior to 1991, Ms. Affeldt held various human resource management positions with IBM.

Mr. Bork has been Director of Taxes of the Company since he joined the Company in October 1996. Prior to joining the Company, Mr. Bork was Director of Taxes with Cray Research, Inc. Prior to his tenure at Cray Research, Inc., Mr. Bork was with the accounting firm of Coopers & Lybrand, most recently serving as Director of International Tax in Coopers & Lybrand's Minneapolis office.

Mr. Chin has been Treasurer of the Company since he joined the Company in June 1996. Prior to joining the Company, Mr. Chin was Assistant Treasurer - International with Joseph E. Seagram & Sons. Prior to 1993, Mr. Chin was Assistant Treasurer - Risk Management and Benefits Financing with Merck & Company.

Mr. Cole has been Vice President and General Counsel of the Company since July 1996 and Corporate Secretary since February 1996. Prior to such time, commencing in March 1991, Mr. Cole served as Corporate Counsel and then Assistant General Counsel. Prior to joining the Company, Mr. Cole was associated with the law firm of Cahill Gordon & Reindel.

Mr. Goodnight has been Controller of the Company since February 1997. Prior to such time and since January 1994, when he joined the Company, Mr. Goodnight served as CFO for the Company's Business Printer Division. Prior to joining the Company, Mr. Goodnight held various Controller positions with Calcomp, Inc.

Mr. Gookin has been Vice President of Corporate Development of Lexmark International since November 1995. Prior to joining the Company, Mr. Gookin served as managing director of the Mergers and Acquisition Group at Rauscher Pierce Refsnes, Inc. Prior to 1991, Mr. Gookin held positions in the Investment Banking Department of CS First Boston Corporation.

Mr. Lamb has been Vice President and General Manager of the Imaging Solutions Division of Lexmark International since January 1996. Prior to joining the Company, Mr. Lamb held various senior management positions with General Chemical Corporation, including most recently, the position of Vice President and General Manager of the Industrial Chemicals Division.

Mr. Masson has been Vice President and General Manager of the Consumer Printer Division of Lexmark International since December 1995. Prior to joining the Company, Mr. Masson was Vice President and General Manager of DH Technology's DHPRINT unit, a publicly-held manufacturer of specialty printers, primarily for the financial, retail and gaming markets worldwide. Prior to 1992, Mr. Masson served as Senior Vice President and General Manager - Plotter Division of Calcomp, Inc.

Mr. Mitchell has been Vice President and General Manager of the Business Printer Division of Lexmark International since he joined the Company in January 1997. Prior to joining the Company, Mr. Mitchell held various executive and senior management positions with Nabisco, including most recently, the position of President - Planters and Lifesavers Companies.

Mr. Morin has been Vice President and Chief Financial Officer of the Company since January 1996. Prior to joining the Company, Mr. Morin held various executive and senior management positions with Huffy Corporation, including most recently, the position of Executive Vice President and Chief Operating Officer.

Mr. Shropshire has been Vice President and General Manager of Lexmark International since October 1994. When he joined the Company in 1991, Mr. Shropshire served as Vice President, Marketing and Sales, U.S. and Americas Far East. In his prior 27 years with IBM, he held various executive positions in marketing, development and general management.

Mr. Stanley has been Vice President of Lexmark International and President of Lexmark Europe since March 1991. Prior to such time, Mr. Stanley worked for IBM, which he originally joined in the United Kingdom in 1968. He held several executive positions with IBM in Europe and the U.S. in marketing, human resources and operations. Immediately before joining the Company, he was the director of marketing and services for IBM Europe.

Mr. Traversi has been Vice President of Information Technology and Operations of Lexmark International since he joined the Company in October 1996. Prior to joining the Company, Mr. Traversi was Vice President - Operations Services with Taco Bell Corporation. Prior to 1994, Mr. Traversi held various senior management positions with Digital Equipment Corporation.


Item 11.     Executive Compensation

The section entitled "Executive Compensation" appearing on pages 8 through 11 of the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held May 2, 1997, sets forth certain information with respect to executive compensation and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

The section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing on pages 6 and 7 of the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held May 2, 1997, sets forth certain information with respect to security ownership of certain beneficial owners and management and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

The section entitled "Certain Relationships and Related Transactions" appearing on pages 11 and 12 of the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held May 2, 1997, sets forth information with respect to certain relationships and related transactions and is incorporated herein by reference.

                                     Part IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1     Financial Statements:                           Pages In Annual Report
                                                             To Stockholders*
                                                          ----------------------
         Consolidated Statements of Operations                     25
         Consolidated Statements of Financial Position             26
         Consolidated Statements of Cash Flow                      27
         Consolidated Statements of Stockholders' Equity        28-29
         Notes to Consolidated Financial Statements             30-42
         Report of Independent Accountants                         43

* These pages of the Company's 1996 Annual Report to Stockholders are incorporated herein by reference.

(a) 2     Financial Statement Schedules:                      Pages In Form 10-K
                                                              ------------------

          Report of Independent Accountants                           26

          For the years ended December 31, 1996, 1995, and 1994:
           Schedule II - Valuation and Qualifying Accounts            27

All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

                        REPORT OF INDEPENDENT ACCOUNTANTS


Our report on the consolidated financial statements of Lexmark International Group, Inc. and subsidiaries as of December 31, 1996 and 1995 and for each of the years in the three year period ended December 31, 1996 has been incorporated by reference in this Form 10-K from page 43 of the 1996 Annual Report to Stockholders of Lexmark International Group, Inc. and subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 27 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




 /s/ Coopers & Lybrand L.L.P.

Coopers & Lybrand L.L.P.

Lexington, Kentucky
February 13, 1997

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 1994, 1995, and 1996
                              (Dollars in Millions)


                 (A)                       (B)                 (C)                   (D)           (E)
                                                             Additions
                                                    --------------------------
                                        Balance at   Charged to   Charged to                    Balance at
                                        Beginning    Costs and      other                         End of
             Description                of Period     Expenses     Accounts       Deductions      Period
----------------------------------     -----------   ----------   ----------      ----------    ----------

1994:
   Allowance for doubtful accounts       $ 13.4         $  7.8      $   -          $  (1.8)        $ 19.4
   Inventory reserves                      19.0           49.5          -            (32.5)          36.0
   Deferred tax assets valuation
    allowance                             101.0           13.7          -             (3.9)         110.8
   Restructuring reserve                    1.4            -            -             (1.4)           -

1995:
   Allowance for doubtful accounts       $ 19.4         $ 13.2      $   -          $  (5.5)       $  27.1
   Inventory reserves                      36.0           36.9          -            (27.9)          45.0
   Deferred tax assets valuation
    allowance                             110.8            4.5          -            (38.1)          77.2

1996:
   Allowance for doubtful accounts        $27.1          $ 3.0       $  -            $(12.1)        $18.0
   Inventory reserves                      45.0           30.0          -             (41.4)         33.6
   Deferred tax assets valuation
    allowance                              77.2            0.8          -             (45.7)         32.3

Item 14(a)(3).  Exhibits

Exhibits for the Company are listed in the Index to Exhibits beginning on page E-1.





(b)  Reports on Form 8-K

None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Lexington, State of Kentucky, on March 24, 1997.



                                           LEXMARK INTERNATIONAL GROUP, INC.




                                            By /s/ Marvin L. Mann
                                               -----------------------------
                                               Name:  Marvin L. Mann
                                               Title: Chairman of the Board &
                                                      Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

         Signature                 Title                         Date
         ---------                 -----                         ----

 /s/ Marvin L. Mann                Chairman of the               March 24, 1997
--------------------------------   Board/Chief Executive
Marvin L. Mann                     Officer (Principal
                                   Executive Officer)


 /s/ Gary E. Morin                 Vice President/Chief          March 24, 1997
--------------------------------   Financial Officer
Gary E. Morin                      (Principal Financial
                                   Officer)


 /s/ David L. Goodnight            Corporate Controller          March 24, 1997
---------------------------------  (Principal Accounting
David L. Goodnight                 Officer)


 /s/ B. Charles Ames               Director                      March 24, 1997
---------------------------------
B. Charles Ames


 /s/ Roderick H. Carnegie          Director                      March 24, 1997
---------------------------------
Roderick H. Carnegie


 /s/ Frank T. Cary                 Director                      March 24, 1997
---------------------------------
Frank T. Cary

         Signature                 Title                         Date
         ---------                 -----                         ----

 /s/ Paul J. Curlander              Director                     March 24, 1997
----------------------------------
Paul J. Curlander


 /s/ William R. Fields              Director                     March 24, 1997
----------------------------------
William R. Fields


 /s/ Donald J. Gogel                Director                     March 24, 1997
----------------------------------
Donald J. Gogel


 /s/ Ralph E. Gomory                Director                     March 24, 1997
----------------------------------
Ralph E. Gomory


 /s/ Stephen R. Hardis              Director                     March 24, 1997
----------------------------------
Stephen R. Hardis


 /s/ Michael J. Maples              Director                     March 24, 1997
----------------------------------
Michael J. Maples


 /s/ Martin D. Walker               Director                     March 24, 1997
----------------------------------
Martin D. Walker

                                Index to Exhibits


Number        Description of Exhibits
------        -----------------------
3.1           Third Restated Certificate of Incorporation of Lexmark
              International Group, Inc. (the "Company"). (1)

3.2 Company By-Laws, as Amended and Restated as of October 26, 1995, and Amended by Amendment No. 1 dated as of February 13, 1997.

4.1           Amended and Restated  Secured U.S. Credit  Agreement,  dated as of
              April 21, 1995  (the  "U.S.  Credit  Agreement"),   among  Lexmark
              International,   Inc. ("International"),  the Company,  the
              Lenders listed therein ("Lenders") and Morgan Guaranty Trust, as agent (the "Agent"). (2)

4.2 Amendment No. 1 to the U.S. Credit Agreement, dated as of September 26, 1995, among International, the Company, the Lenders and the Agent. (3)

4.3 Amendment No. 2 to the U.S. Credit Agreement, dated as of April 3, 1996, among International, the Company, the Lenders and the Agent. (4)

4.4 Note and Stock Purchase Agreement, dated as of March 27, 1991 (the "Note and Stock Purchase Agreement"), among the Company, International and The Equitable Life Assurance Society of the United States and certain of its affiliates (the "Equitable Investors"). (2)

4.5 Amendment No. 1 to the Note and Stock Purchase Agreement, dated as of December 31, 1991, among the Company, International and the Equitable Investors. (2)

4.6 Amendment No. 2 to the Note and Stock Purchase Agreement, dated as of December 21, 1992, among the Company, International and the Equitable Investors. (2)

4.7 Amendment No. 3 to the Note and Stock Purchase Agreement, dated as of December 31, 1993, among the Company, International and the Equitable Investors. (2)

4.8 Amendment No. 4 to the Note and Stock Purchase Agreement, dated as of April 21, 1995, among the Company, International and the Equitable Investors. (2)

4.9 Amendment No. 5 to the Note and Stock Purchase Agreement, dated as of October 17, 1995, among the Company, International and the Equitable Investors. (3)

4.10 Amendment No. 6 to the Note and Stock Purchase Agreement, dated as of April 3, 1996, among the Company, International and the Equitable Investors. (4)

4.11 Registration and Participation Agreement, dated as of March 27, 1991, among the Company, The Clayton & Dubilier Private Equity Fund IV Limited Partnership ("C&D Fund IV"), and the stockholders of the Company named therein. (2)

4.12 Amendment, Waiver and Consent Under Registration and Participation Agreement, dated as of December 21, 1994, executed by C&D Fund IV, Leeway & Co., Mellon Bank N.A., as Trustee for First Plaza Group Trust ("Mellon Bank", and with Leeway & Co., the "Institutional Investors"), and the Equitable Investors. (2)

4.13 Registration Agreement, dated as of March 27, 1991, among the Company, International, the Equitable Investors and the Institutional Investors. (2)

4.14 Amendment No. 1 to the Registration Agreement, dated as of December 31, 1991, among the Company, International, the Equitable Investors and the Institutional Investors. (2)

4.15 Letter Agreement, dated as of March 27, 1991, among the Company, C&D Fund IV and International Business Machines Corporation ("IBM"). (1)

4.16 Securities Purchase Agreement, dated as of March 27, 1991, among the Company and the Institutional Investors. (2)

4.17 Amendment No. 1 to the Securities Purchase Agreement, dated as of March 27, 1991, among the Company and the Institutional Investors.
              (2)

4.18 Amendment No. 2 to the Securities Purchase Agreement, dated as of December 21, 1992, among the Company and the Institutional Investors. (2)

4.19          Specimen of Class A common stock certificate. (1)

4.20 Warrant Agreement, dated as of April 1, 1991, among International, Spectrum Sciences B.V., a Netherlands corporation, and the Company. (2)

4.21 Letter Agreement, dated December 31, 1992, from Keys Foundation to the Company. (2)

4.22          Warrant No. 6, dated February 21, 1997, issued to Keys Foundation.

9.1 Voting Trust Agreement, dated as of August 28, 1991, among Clayton & Dubilier Associates IV Limited Partnership ("C&D Associates IV"), as voting trustee, the Company and Larry H. Holswade, Thomas
              L. Millner, Tadd C. Seitz and Peter C. Valli. (2)

9.2 Voting Trust Agreement, dated as of March 27, 1991, among C&D Associates IV, as voting trustee, the Company and M. Lee Pearce.
              (2)

10.1 Supplies Agreement, dated August 14, 1995, between IBM and International. (3)*

10.1A Category I Supplies Trademark Agreement, dated as of August 16, 1995 and effective as of March 27, 1996, between IBM and International. (1)

10.2 Agreement, dated as of August 1, 1990, between IBM and International, and Amendment thereto. (3)* ]

10.3 Agreement, dated as of May 31, 1990, between International and Canon Inc., and Amendment thereto. (3)*

10.4 Agreement, dated as of March 26, 1991, between International and Hewlett-Packard Company. (3)*

10.5 Patent Cross-License Agreement, effective October 1, 1996, between Hewlett-Packard Company and International. (5)*

10.6 Amended and Restated Lease Agreement, dated as of January 1, 1991, between IBM and Lexmark, and First Amendment thereto. (2)

10.7 Board Investor Promissory Note and Pledge Agreement, dated as of December 19, 1994, between the Company and Sir Roderick H. Carnegie. (2)

10.8 Receivables Purchase Agreement, dated as of January 31, 1994, among International, Delaware Funding Corporation and J.P. Morgan Delaware, as Administrative Agent. (2)

10.9 Indemnification Agreement, dated as of March 27, 1991, among the Company, International, Clayton & Dubilier, Inc., and C&D Fund IV.
              (2)

10.10 Form of Stock Subscription Agreement, between the Company and Board investors (including a schedule of Board investors, purchase dates and number of shares purchased). (1)

10.11 Form of Management Stock Subscription Agreement, among the Company, International and Named Executive Officers (including a schedule of Named Executive Officers, purchase dates and number of shares purchased). (1) +

10.12         The Company Stock Option Plan for Executives and Senior Officers.
              (2) +

10.13 First Amendment to the Stock Option Plan for Executives and Senior Officers, dated as of October 31, 1994. (1) +

10.14 Second Amendment to the Stock Option Plan for Executive and Senior Officers, as of September 13, 1995. (1) +

10.15 Form of Management Stock Option Agreement, among the Company, International and Named Executive Officers (including a schedule of Named Executive Officers, grant dates and number of shares granted pursuant to options). (1) +

10.16 First Amendment to Management Stock Option Agreement, dated as of October 31, 1994, between the Company and Marvin L. Mann. (1) +

10.17 Form of Non-Qualified Stock Option Agreement, pursuant to the Company's Stock Incentive Plan. (1) +

10.18         Lexmark International Group, Inc. Stock Incentive Plan. (1) +

10.19         1995-1997 Long Term Incentive Plan. (2) +

10.20 Form of Management Stock Subscription Agreement, among the Company, International and Named Executive Officers (including a schedule of Named Executive Officers, grant dates and number of shares granted pursuant to options). (1) +

10.21 Employment Agreement, dated as of September 13, 1995, between Marvin L. Mann and International. (1) +

10.22         Employment Agreement, dated as of September 13, 1995, between Paul
              J. Curlander and International. (1) +

10.23 Employment Agreement, dated as of September 13, 1995, between Donald C. Shropshire and International. (1) +

10.24         Employment Agreement, dated as of September 13, 1995, between John
              A. Stanley and International U.K. Ltd. (1) +

10.25 Patent Cross-License Agreement, effective October 1, 1996, between Hewlett-Packard Company and International. (5)*

10.26 Lexmark International Group, Inc. Non-Employee Director Stock Plan, Amended and Restated Effective December 12, 1996. (6) +

13 Sections of the Company's 1996 Annual Report to Stockholders incorporated by reference in this report.

21            Subsidiaries of the Company as of December 13, 1996.

23            Consent of Coopers & Lybrand L.L.P.

27            Financial Data Schedule.

----------

*Confidential treatment previously granted by the Securities and Exchange
 Commission.

 + Indicates management contract or compensatory plan, contract or arrangement.


(1) Incorporated by reference to Company's Form S-1 Registration Statement, Amendment No. 1 (Registration No. 33-97218) filed with the Commission on October 27, 1995.

(2) Incorporated by reference to Company's Form S-1 Registration Statement, (Registration No. 33-97218) filed with the Commission on September 22, 1995.

(3) Incorporated by reference to Company's Form S-1 Registration Statement, Amendment No. 2 (Registration No. 33-97218) filed with the Commission on November 13, 1995.

(4)   Incorporated by reference to Company's Quarterly Report on Form 10-Q for
      the quarter ended   March  31, 1996 (Commission File No.1-14050) filed
      with the Commission on May 3, 1996.

(5) Incorporated by reference to Company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1996 (Commission File No. 1-14050) filed with the Commission on January 24, 1997.

(6) Incorporated by reference to Company's Form S-3 Registration Statement (Registration No.333-19377) filed with the Commission on January 8, 1997.