Form 10-Q
period 1997-03-31
LEXMARK INTERNATIONAL GROUP INC
filed 1997-05-12
CIK 1001288

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
   [X]           Qarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The number of shares outstanding (excluding shares held in treasury) of each of the issuer's classes of common stock, as of the close of business on April 25, 1997:

                Class                                  Number of Shares
  ------------------------------------                 ----------------
  Class A common stock; $.01 par value                    69,747,570
  Class B common stock; $.01 par value                     2,313,423







--------------------------------------------------------------------------------

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                                      INDEX




                                                                       Page of
                                                                      Form 10-Q
                                                                      ---------

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (Unaudited)
              THREE MONTHS ENDED MARCH 31, 1997 AND 1996....................2

         CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION (Unaudited)
              AS OF MARCH 31, 1997 AND DECEMBER 31, 1996....................3

         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
              THREE MONTHS  ENDED MARCH 31, 1997 AND 1996...................4

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited).5-6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION (Unaudited)..................7-10

                                     PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................11

                         Part I - Financial Information

Item 1.  Financial Statements

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                     (In Millions, Except Per Share Amounts)
                                   (Unaudited)
                                                          Three Months Ended
                                                               March 31
                                                          ------------------
                                                          1997          1996
                                                          ----          ----
Revenues                                                 $583.4        $587.8
Cost of revenues                                          383.6         405.4
                                                         ------        ------
        Gross profit                                      199.8         182.4

Research and development                                   30.6          33.0
Selling, general and administrative                       113.5         100.3
Amortization of intangibles                                 -             5.1
                                                         ------        ------
        Operating expenses                                144.1         138.4


        Operating income                                   55.7          44.0

Interest expense, net                                       4.9           5.8
Amortization of deferred financing costs and other          2.4           2.2
                                                         ------        ------

        Earnings before income taxes and
         extraordinary item                                48.4          36.0
Provision for income taxes                                 17.7          14.4
                                                         ------        ------
        Earnings before extraordinary item                 30.7          21.6

Extraordinary loss on extinguishment of debt
 (net of related tax benefit of $8.4)                     (14.0)          -
                                                         ------        ------
        Net earnings                                     $ 16.7        $ 21.6
                                                         ======        ======


Earnings per common and common equivalent share,
 primary and fully diluted:
        Before extraordinary item                        $ 0.40        $ 0.29
        Extraordinary loss                                (0.18)         -
                                                         ------        ------
        Net earnings                                     $ 0.22        $ 0.29
                                                         ======        ======


Shares used in  per share calculation                      76.9          75.4
                                                         ======        ======
See notes to consolidated condensed financial statements.

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                       (In Millions, Except Share Amounts)
                                   (Unaudited)

                                                      March 31      December 31
                                                        1997           1996
                                                      --------      -----------
ASSETS
Current assets:
    Cash and cash equivalents                        $   46.6        $  119.3
    Trade receivables, net of allowance of $18          304.8           304.7
    Inventories                                         256.0           271.0
    Prepaid expenses and other current assets            78.3            70.1
                                                     --------        --------
          Total current assets                          685.7           765.1

Property, plant and equipment, net                      422.4           434.1
Other assets                                             18.2            22.3
                                                     --------        --------
          Total assets                               $1,126.3        $1,221.5
                                                     ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Short-term debt                                  $   62.7        $    2.1
    Accounts payable                                    197.8           197.2
    Accrued liabilities                                 204.0           222.0
                                                     --------        --------
          Total current liabilities                     464.5           421.3

Long-term debt                                           42.9           163.2
Other liabilities                                        90.6            96.7
                                                     --------        --------
          Total liabilities                             598.0           681.2

Stockholders' equity:
    Preferred stock, $.01 par value, 1,600,000
      shares authorized, no shares issued
      and outstanding                                     -               -
    Common stock $.01 par value:
          Class A, 160,000,000 shares authorized;
            70,892,488 and 70,213,603 outstanding         0.7             0.7
          Class B, 10,000,000 shares authorized;
            2,313,423 and 2,446,523 outstanding           -               -
          Capital in excess of par                      525.6           519.3
    Retained earnings                                    36.5            19.8
    Accumulated translation adjustment                  (11.9)            0.5
    Treasury stock, at cost, 949,414 shares             (22.6)            -
                                                     --------        --------
          Total stockholders' equity                    528.3           540.3
                                                     --------        --------
          Total liabilities and stockholders' equity $1,126.3        $1,221.5
                                                     ========        ========

See notes to consolidated condensed financial statements.

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (In Millions)
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31
                                                            ------------------
                                                            1997          1996
                                                            ----          ----
Cash flows from operating activities:
   Net earnings                                            $ 16.7       $ 21.6
        Adjustments to reconcile net earnings to net cash
         provided by (used for) operating activities:
           Depreciation and amortization                     18.6         19.6
           Extraordinary loss on extinguishment of debt      22.4          -
           Deferred taxes                                     1.1         (1.6)
           Other non-cash charges to operations               4.6          3.9
                                                           ------       ------
                                                             63.4         43.5
           Change in assets and liabilities:
            Trade receivables                               (10.0)       (16.1)
            Trade receivables programs                        9.9        (25.4)
            Inventories                                      15.0        (28.7)
            Accounts payable                                  0.6          3.7
            Accrued liabilities                             (18.0)       (32.5)
            Other assets and liabilities                    (20.3)       (14.4)
                                                           ------       ------
             Net cash provided by (used for) operating
               activities                                    40.6        (69.9)
                                                           ------       ------

Cash flows from investing activities:
    Purchases of property, plant and equipment              (11.7)       (35.0)
    Proceeds from sale of property, plant and equipment       0.2          -
                                                           ------       ------
             Net cash used for investing activities         (11.5)       (35.0)
                                                           ------       ------

Cash flows from financing activities:
   Increase in short-term debt                               60.6          1.3
   Principal payments on long-term debt                    (120.0)       (20.0)
   Charges related to extinguishment of debt                (22.4)         -
   Purchase of treasury stock                               (22.6)         -
   Exercise of stock options and warrants                     4.0          4.5
                                                           ------       ------
             Net cash used for financing activities        (100.4)       (14.2)
                                                           ------       ------

Effect of exchange rate changes on cash                      (1.4)       ( 0.3)
                                                           ------       ------

Net decrease in cash and cash equivalents                   (72.7)      (119.4)
Cash and cash equivalents - beginning of period             119.3        150.5
                                                           ------       ------

Cash and cash equivalents - end of period                  $ 46.6       $ 31.1
                                                           ======       ======

See notes to consolidated condensed financial statements.

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1.     BASIS OF PRESENTATION

       The accompanying interim financial statements are unaudited; however, in the opinion of the Company's management, all adjustments (which comprise only normal and recurring accruals) necessary for a fair presentation of the interim financial results have been included. The results for the interim periods are not necessarily indicative of results to be expected for the entire year. These financial statements and notes should be read in conjunction with the Company's audited annual consolidated financial statements for the year ended December 31, 1996.

       Net earnings per common and common equivalent share are computed by using the weighted-average number of common shares and common equivalent shares outstanding during each period. Common equivalent shares include stock options, warrants, restricted stock and deferred stock units. Primary and fully diluted earnings per share do not differ by a material amount.

2.     INVENTORIES
       (Dollars in millions)
       Inventories consist of the following:
                                                March 31           December 31
                                                  1997                 1996
                                                --------           -----------
           Work in process                       $140.2               $144.6
           Finished goods                         115.8                126.4
                                                 ------               ------
                                                 $256.0               $271.0
                                                 ======               ======


3.     LONG-TERM DEBT

       In March 1997, the Company prepaid its $120 million 14.25 percent senior subordinated notes due in 2001. The prepayment resulted in an extraordinary charge of $22.4 million ($14.0 million net of tax benefit) caused by a prepayment premium and other fees.

       In March 1997, the Company entered into three-year interest rate swaps with a total notional amount of $60 million, whereby the Company pays interest at a fixed rate of approximately 6.5 percent and receives interest at a floating rate equal to the three-month London Interbank Offered Rate (LIBOR). The swaps serve as a hedge of financings based on floating interest rates.

4.     STOCKHOLDERS' EQUITY

       In April 1996, the Company's board of directors authorized the repurchase at management's discretion of up to $50 million of its Class A common stock in the open market or in privately negotiated transactions depending upon market price and other factors. During the quarter ended March 31, 1997, the Company repurchased 949,414 shares in the open market for an aggregate of approximately $22.6 million.


5.     NEW ACCOUNTING STANDARDS

       Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 125 provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings and addresses programs such as the Company's trade receivables programs in the U.S. and Germany. With the adoption of SFAS No. 125, the Company continues to account for the transfer of receivables under both programs as sale transactions. In response to SFAS No. 125 for purposes of the U.S. program, the Company formed and sells its receivables to a wholly owned subsidiary, Lexmark Receivables Corporation ("LRC"), which then sells the receivables to an unrelated third party. LRC is a separate legal entity with its own separate creditors who, in a liquidation of LRC, would be entitled to be satisfied out of LCR's assets prior to any value in LRC becoming available for equity claims of an LRC stockholder.

       In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share. This statement is effective for the Company's 1997 annual financial statements. This statement replaces the presentation of primary earnings per share ("EPS") and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS were $0.23, $0.42 before extraordinary item, for the first quarter of 1997, compared to $0.31 for the first quarter of 1996. Diluted EPS were $0.22, $0.40 before extraordinary item, for the quarter ended March 31, 1997, compared to $0.29 for the quarter ended March 31, 1996.


6.     SUBSEQUENT EVENT

       On May 2, 1997, the Company's board of directors authorized the repurchase at management's discretion of up to $150 million of its Class A common stock in the open market or in privately negotiated transactions depending upon market price and other factors. This authorization is in addition to the $50 million repurchase authorization granted in April 1996 and currently permitted by the Company's credit facilities. As of May 9, 1997, the Company has used $40.6 million of the original authorization to repurchase approximately 1.7 million shares.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (Unaudited)

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES


Results of Operations
---------------------
Consolidated revenues for the three months ended March 31, 1997 were $583 million, a decrease of 1 percent from the same period of 1996. Printers and associated supplies revenues were $456 million, an increase of 9 percent. Revenues from other office imaging products were $127 million, a decrease of 7 percent from 1996. The transition out of the keyboard business was completed in March 1996 and, excluding this business, revenues for the first quarter were up $28 million or 5 percent from 1996. Total U.S. revenues were down $45 million or 14 percent, and international revenues were up $41 million or 16 percent. Excluding the keyboard business, total U.S. revenues were down 4 percent.

Revenues for the quarter ended March 31, 1997 were affected by price reductions taken after the first quarter of 1996, the transition out of the keyboard business and unfavorable translation of foreign revenues. Printer hardware volumes have shown strong growth versus a year ago and printer supplies revenues have increased due to the continued growth of the Company's installed printer base. This growth, partially offset by price reductions on certain printers, resulted in a 9 percent increase in printer revenues. Foreign currency translation effects on revenue were $20 million unfavorable for the quarter ended March 31, 1997 due to the strengthening of the U.S. dollar.

Consolidated gross profit was $200 million for the three months ended March 31, 1997, an increase of 10 percent from the same period of 1996. This was driven by margin improvements in printers and associated supplies, which more than offset the reduced gross margins in other office imaging products resulting from the previously announced renegotiated IBM supplies distribution agreement which went into effect after the first quarter of 1996. Gross profit as a percentage of revenues for the first quarter of 1997 increased to 34 percent from 31 percent in 1996.

Gross profit attributable to printers and associated supplies for the first quarter 1997 was $155 million, an increase of 20 percent over the first quarter of 1996, principally due to reductions in product costs, growth in higher margin associated consumable supplies and more favorable product sales mix. Gross profit margin was 34 percent, up from 31 percent in the prior year, as competitive price pressures on printers were more than offset by lower costs and higher sales of associated consumable supplies.

Total operating expenses increased 4 percent in the first quarter of 1997 compared to the same period of 1996. Expenses as a percentage of revenues were 25 percent in the first quarter of 1997 compared to 24 percent for the corresponding period of 1996, principally reflecting in 1997 increased marketing and sales efforts. Looking forward, the Company expects a significant increase in second quarter operating expenses versus 1996 as a result of increased investment in marketing and sales to drive growth.

Consolidated operating income was $56 million for the first quarter of 1997, an increase of 26 percent over the corresponding period of 1996. This increase was due principally to product cost reductions, more favorable product sales mix and the absence of amortization of intangibles, which were fully amortized by the end of the first quarter of 1996.

Earnings before extraordinary item were $31 million for the first quarter of 1997, up 42 percent over the corresponding period of 1996, principally due to the operating performance and lower interest expense as a result of lower debt levels and lower interest rates. The income tax provision was approximately 37 percent of earnings before tax for the first quarter of 1997 as compared to 40 percent in the same period of 1996. Earnings per share before extraordinary item were $0.40 for the three months ended March 31, 1997, compared to $0.29 for the same period of 1996, an increase of 39 percent.

Net earnings for the first quarter of 1997 were $17 million, a decrease of 23 percent compared to the same period of 1996, due to an extraordinary charge of $22 million ($14 million net of tax benefit) caused by the prepayment of the Company's senior subordinated notes. This charge is the result of a prepayment premium and other fees. Net earnings per share were $0.22 for the three months ended March 31, 1997, compared to $0.29 for the same period of 1996, a decrease of 24 percent.


Financial Condition
-------------------
The Company's financial position remains strong, with lower debt levels than at December 31, 1996. Senior subordinated notes in the principal amount of $120 million were prepaid in March 1997. The Company utilized cash generated by operations, its revolving credit facility and funds available under its trade receivables programs to prepay the debt. At March 31, 1997, the Company had outstanding $63 million of short-term debt and $43 million of long-term debt. The debt to total capital ratio was 17 percent at the end of the first quarter of 1997 compared to 23 percent at December 31, 1996.

In March 1997, the Company entered into three-year interest rate swaps with a total notional amount of $60 million, whereby the Company pays interest at a fixed rate of approximately 6.5 percent and receives interest at a floating rate equal to the three-month London Interbank Offered Rate (LIBOR). The swaps serve as a hedge of financings based on floating interest rates.

Cash provided by operating activities for the three months ended March 31, 1997 was $41 million compared to $70 million cash used by operating activities for the same period of 1996, primarily reflecting inventory reductions, stronger earnings before extraordinary loss and the sale of receivables under the trade accounts receivable programs.

Capital  expenditures  were $12 million in 1997 compared to $35 million in 1996.
Capital expenditures in the first quarter of 1996 were higher due to the Company's expansion of its inkjet printer products manufacturing capacity. These projects were substantially completed by the end of 1996, and it is anticipated that capital expenditures for 1997 will be less than $100 million and will be funded primarily through cash from operations. In April 1996, the Company's board of directors authorized the repurchase of up to $50 million of its Class A common stock. The repurchase authority allows the Company at management's discretion to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. As of March 31, 1997, the Company had repurchased 949,414 shares in the open market at prices ranging from $22.25 to $27.50 for an aggregate cost of approximately $23 million. On May 2, 1997, the board of directors authorized the repurchase at management's discretion of up to $150 million of the Company's Class A common stock in the open market or in privately negotiated transactions depending upon market price and other factors. This authorization is in addition to the $50 million repurchase authorization granted in April 1996 and currently permitted by the Company's credit facilities. As of May 9, 1997, the Company has used $41 million of the original authorization to repurchase approximately 1.7 million shares.

New Accounting Standards
------------------------
Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 125, Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The adoption of this accounting standard did not have a material impact on the Company's financial position, results of operations or liquidity.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share. This statement establishes standards for computing and presenting earnings per share ("EPS") and generally applies to all publicly held companies. This statement replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS reflects the potential dilution of securities that could share in the earnings. This statement is effective for the Company's financial statements for the year ended December 31, 1997. EPS calculated under SFAS No. 128 are not expected to be materially different from EPS calculated under the current method.


Factors That May Affect Future Results and Information Concerning Forward -
---------------------------------------------------------------------------
Looking Statements
------------------
Certain of the statements contained in this Report may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company's future operating results may be adversely affected by a number of factors, including, without limitation, the factors set forth below:

The Company's future operating results may be adversely affected if it is unable to continue to develop, manufacture and market products that meet customers' needs. The markets for printers and associated supplies are highly competitive, especially with respect to pricing and the introduction of new products and features. The Company and its major competitors, all of which have significantly greater financial, marketing and technological resources than the Company, have regularly lowered prices on laser and inkjet printers and may continue to do so. The Company intends to formally announce on May 19, 1997 the introduction of a new, competitively priced line of laser printer products. The Company believes that, in response to this upcoming announcement, Hewlett-Packard Company announced price reductions on its line of monochrome network laser printers. The factors set forth herein could result in lower profitability for the Company and jeopardize the Company's ability to grow or maintain its market share.

Also, the life cycles of the Company's products, as well as delays in product development and manufacturing, variations in the cost of component parts and delays in customer purchases of existing products in anticipation of new product introductions by the Company or its competitors, may cause a build up in the Company's inventories, make the transition from current products to new products difficult and could adversely affect the Company's future operating results. Further, some of the Company's newly developed products replace or compete with some of the Company's existing products.

In addition, revenues derived from international sales, including exports from the United States, make up about half of the Company's revenues. Accordingly, the Company's future results could be adversely affected by a variety of factors, including foreign currency exchange rate fluctuations, trade protection measures, changes in a specific country's or region's political or economic conditions and unexpected changes in regulatory requirements. Moreover, margins on international sales tend to be lower than those on domestic sales.

Factors unrelated to the Company's operating performance, including economic and business conditions, both national and international; the loss of significant customers or suppliers; changes in and execution of the Company's business strategy, including the expansion of its business through the acquisition of related businesses; the Company's ability to obtain patents, copyrights and trademarks, maintain trade secret protection and operate without infringing the proprietary rights of others; and trading activity in the Company's common stock, particularly in light of the substantial number of shares owned by the original investor group that are available for resale, also may affect the Company's results as well as its common stock price.

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                           Part II. Other Information



Item 4.   Submission of Matters to a Vote of Security Holders

          (a) The Company's Annual Meeting of Stockholders was held on May 2, 1997.

          (b) At said Annual Meeting, the stockholders voted on the election of three Directors for terms expiring in 2000. The stockholders elected the Directors by the following votes:


                                                               Abstentions and
               Director        Votes For    Votes Withheld     Broker Non-Votes
               --------        ---------    --------------     ----------------

          Michael J. Maples   63,312,764      167,760                0
          Stephen R. Hardis   63,299,456      181,068                0
          William R. Fields   63,301,176      179,348                0


          The terms of office of B. Charles Ames, Sir Roderick H. Carnegie, Frank T. Cary, Paul J. Curlander, Donald J. Gogel, Ralph E. Gomory, Marvin L. Mann and Martin D. Walker continued after the meeting.


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               A list of exhibits is set forth in the Exhibit Index found on page 13 of this report.

          (b)  Reports on Form 8-K:

               A Current Report on Form 8-K dated January 21, 1997 with respect to a press release announcing the Company's fourth quarter and full year 1996 earnings was filed with the Securities and Exchange Commission by the Company.

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

                                               Lexmark International Group, Inc.
                                               (Registrant)


Date:  May  12, 1997                           By: /s/ David L. Goodnight
       -------------                              -----------------------

                                               David L. Goodnight
                                               Corporate Controller
                                               (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibits:

27       Financial Data Schedule