Form 10-Q
period 1997-06-30
LEXMARK INTERNATIONAL GROUP INC
filed 1997-08-07
CIK 1001288

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
   [X]          Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The number of shares outstanding (excluding shares held in treasury) of each of the issuer's classes of common stock, as of the close of business on July 25, 1997:

                 Class                                  Number of Shares
  ------------------------------------                  ----------------
  Class A common stock; $.01 par value                     70,361,805
  Class B common stock; $.01 par value                      1,140,723


--------------------------------------------------------------------------------

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                                      INDEX




                                                                        Page of
                                                                       Form 10-Q
                                                                       ---------

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

        CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (Unaudited)
                 THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996......2

        CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION (Unaudited)
                 AS OF JUNE 30, 1997 AND DECEMBER 31, 1996.....................3

        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                 SIX MONTHS  ENDED JUNE 30, 1997 AND 1996......................4

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited).....5-7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION (Unaudited).....................8-11

                                     PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................12

                         Part I - Financial Information

Item 1.  Financial Statements

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                     (In Millions, Except Per Share Amounts)
                                   (Unaudited)
                                       Three Months Ended      Six Months Ended
                                            June 30                 June 30
                                       ------------------      ----------------
                                       1997          1996      1997       1996
                                       ----          ----      ----       ----
Revenues                              $556.3        $555.3   $1,139.7   $1,143.1
Cost of revenues                       362.9         383.1      746.5      788.5
                                     -------       -------   --------   --------
        Gross profit                   193.4         172.2      393.2      354.6

Research and development                31.8          30.5       62.4       63.5
Selling, general and administrative    104.1          88.8      217.6      189.1
Amortization of intangibles              -             -          -          5.1
                                     -------       -------   --------   --------
        Operating expenses             135.9         119.3      280.0      257.7
                                     -------       -------   --------   --------


        Operating income                57.5          52.9      113.2       96.9

Interest expense, net                    1.4           4.7        6.3       10.5
Amortization of deferred financing
 costs and other                         2.0           1.6        4.4        3.8
                                     -------       -------   --------   --------

        Earnings before income
         taxes and extraordinary
         item                           54.1          46.6      102.5       82.6
Provision for income taxes              19.8          15.8       37.5       30.2
                                     -------       -------   --------   --------
        Earnings before
         extraordinary item             34.3          30.8       65.0       52.4

Extraordinary loss on extinguishment
 of debt (net of related tax
 benefit of $8.4)                        -             -        (14.0)       -
                                     -------       -------   --------   --------
        Net earnings                 $  34.3       $  30.8   $   51.0   $   52.4
                                     =======       =======   ========   ========


Earnings per common and common
 equivalent share, primary and
 fully diluted:
        Before extraordinary item    $  0.45       $  0.40   $   0.85   $   0.69
        Extraordinary loss              -             -         (0.18)      -
                                     -------       -------   --------   --------
        Net earnings                 $  0.45       $  0.40   $   0.67   $   0.69
                                     =======       =======   ========   ========
Shares used in  per share
 calculation                            76.0          75.6       76.6       75.5
                                     =======       =======   ========   ========

See notes to consolidated condensed financial statements.

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                       (In Millions, Except Share Amounts)
                                   (Unaudited)
                                                    June 30          December 31
                                                     1997                1996
                                                    -------          -----------
ASSETS
Current assets:
    Cash and cash equivalents                      $   39.1           $  119.3
    Trade receivables, net of allowance of $18        275.7              304.7
    Inventories                                       313.4              271.0
    Prepaid expenses and other current assets          69.0               70.1
                                                   --------           --------
          Total current assets                        697.2              765.1

Property, plant and equipment, net                    422.0              434.1
Other assets                                           19.6               22.3
                                                   --------           --------
          Total assets                             $1,138.8           $1,221.5
                                                   ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Short-term debt                                $   69.5           $    2.1
    Current maturities of long-term debt               12.1                -
    Accounts payable                                  226.8              197.2
    Accrued liabilities                               179.1              222.0
                                                   --------           --------
          Total current liabilities                   487.5              421.3

Long-term debt                                         25.4              163.2
Other liabilities                                      92.5               96.7
                                                   --------           --------
          Total liabilities                           605.4              681.2

Stockholders' equity:
    Preferred stock, $.01 par value,
     1,600,000 shares authorized,
     no shares issued and outstanding
    Common stock $.01 par value:                        -                  -
          Class A, 160,000,000 shares
           authorized; 70,108,382 and
           70,213,603 outstanding                       0.7                0.7
          Class B, 10,000,000 share
           authorized; 1,307,923 and
           2,446,523 outstanding                        -                  -
          Capital in excess of par                    526.8              519.3
    Retained earnings                                  70.8               19.8
    Accumulated translation adjustment                (15.4)               0.5
    Treasury stock, at cost, 2,093,514 shares         (49.5)               -
                                                   --------           --------
          Total stockholders' equity                  533.4              540.3
                                                   --------           --------
          Total liabilities and stockholders'
           equity                                  $1,138.8           $1,221.5
                                                   ========           ========

See notes to consolidated condensed financial statements.

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (In Millions)
                                   (Unaudited)

                                                                Six Months Ended
                                                                    June 30
                                                                ----------------
                                                                1997        1996
                                                                ----        ----
Cash flows from operating activities:
   Net earnings                                               $ 51.0     $ 52.4
        Adjustments to reconcile net earnings to net cash
         provided by (used for) operating activities:
           Depreciation and amortization                        37.2       34.9
           Extraordinary loss on extinguishment of debt         22.4        -
           Deferred taxes                                        2.3       (7.8)
           Other non-cash charges to operations                  9.8        7.1
                                                              ------     ------
                                                               122.7       86.6
           Change in assets and liabilities:
            Trade receivables                                    4.4      (28.9)
            Trade receivables programs                          24.6      (13.9)
            Inventories                                        (42.4)     (29.3)
            Accounts payable                                    29.6       (1.5)
            Accrued liabilities                                (42.9)     (58.6)
            Other assets and liabilities                       (19.8)     (12.5)
                                                              ------     ------
             Net cash provided by (used for) operating
              activities                                        76.2      (58.1)
                                                              ------     ------

Cash flows from investing activities:
   Purchases of property, plant and equipment                  (31.2)     (69.5)
   Proceeds from sale of property, plant and equipment           0.2        2.6
                                                              ------     ------
             Net cash used for investing activities            (31.0)     (66.9)
                                                              ------     ------

Cash flows from financing activities:
   Increase in short-term debt                                  67.4       14.0
   Proceeds from long-term debt                                  0.2        -
   Principal payments on long-term debt                       (125.5)     (20.0)
   Charges related to extinguishment of debt                   (22.4)       -
   Purchase of treasury stock                                  (49.5)       -
   Exercise of stock options and warrants                        6.0        9.7
                                                              ------     ------
             Net cash provided by (used for) financing
              activities                                      (123.8)       3.7
                                                              ------     ------

Effect of exchange rate changes on cash                         (1.6)     ( 0.9)
                                                              ------     ------

Net decrease in cash and cash equivalents                      (80.2)    (122.2)
Cash and cash equivalents - beginning of period                119.3      150.5
                                                              ------     ------

Cash and cash equivalents - end of period                     $ 39.1     $ 28.3
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

2.     INVENTORIES
       (Dollars in millions)
       Inventories consist of the following:
                                              June 30            December 31
                                                1997                 1996
                                              -------            -----------
           Work in process                     $153.6              $144.6
           Finished goods                       159.8               126.4
                                               ------              ------
                                               $313.4              $271.0
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

4.     STOCKHOLDERS' EQUITY

       In April 1996, the Company's board of directors authorized the repurchase of up to $50 million of its Class A common stock. In May 1997, the Company's board of directors authorized the repurchase of an additional $150 million of its Class A common stock. The repurchase authority allows the Company at management's discretion to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. As of June 30, 1997, the Company had repurchased 2,093,514 shares in the open market at prices ranging from $21.25 to $27.50 for an aggregate cost of approximately $50 million.


5.     DERIVATIVE FINANCIAL INSTRUMENTS

       Instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. Accordingly, changes in market values of hedge instruments must be highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract. Any instrument not qualifying as a hedge or designated but ineffective as a hedge is marked to market and recognized in earnings immediately. Gains and losses from terminated forward currency exchange contracts and interest rate swaps are deferred and recognized consistent with the terms of the underlying transaction.


6.     NEW ACCOUNTING STANDARDS

       Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 125 provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings and addresses programs such as the Company's trade receivables programs in the U.S. and Germany. With the adoption of SFAS No. 125, the Company continues to account for the transfer of receivables under both programs as sale transactions. In response to SFAS No. 125 for purposes of the U.S. program, the Company formed and sells its receivables to a wholly owned subsidiary, Lexmark Receivables Corporation ("LRC"), which then sells the receivables to an unrelated third party. LRC is a separate legal entity with its own separate creditors who, in a liquidation of LRC, would be entitled to be satisfied out of LRC's assets prior to any value in LRC becoming available for equity claims of an LRC stockholder.

       In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, Earnings per Share. This statement is effective for the Company's 1997 annual financial statements. Restatement of all prior period earnings per share ("EPS") data presented is required. This statement replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS were $0.48 for the second quarter of 1997, compared to $0.42 for the second quarter of 1996. Diluted EPS were $0.45 for the quarter ended June 30, 1997, compared to $0.40 for the quarter ended June 30, 1996. Basic EPS were $0.71, $0.90 before extraordinary item, for the first six months of 1997, compared to $0.74 for the first six months of 1996. Diluted EPS were $0.67, $0.85 before extraordinary item, for the six months ended June 30, 1997, compared to $0.69 for the six months ended June 30, 1996.

       In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, effective for fiscal years beginning after December 15, 1997. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement does not require a specific format for that financial statement but requires that an entity display an amount representing total comprehensive income for the period in that financial statement. This statement requires that an entity classify items of other comprehensive income by their nature in a financial statement. For example, other comprehensive income may include foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. In addition, the accumulated balance of other comprehensive income must be displayed separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. The Company has not determined the impact that the adoption of this new accounting standard will have on its consolidated financial statements. The Company will adopt this accounting standard on January 1, 1998, as required.

       In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the enterprise's chief operating decision maker in deciding how to allocate resources and in assessing performance. This statement requires reporting segment profit or loss, certain specific revenue and expense items and segment assets. It also requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts reported in the consolidated financial statements. Restatement of comparative information for earlier periods presented is required in the initial year of application. Interim information is not required until the second year of application, at which time comparative information is required. The Company has not determined the impact that the adoption of this new accounting standard will have on its consolidated financial statement disclosures. The Company will adopt this accounting standard on January 1, 1998, as required.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
              (Unaudited)

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES


Results of Operations
---------------------
Consolidated revenues for the three months ended June 30, 1997 were $556 million, a slight increase from the same period of 1996. Printers and associated supplies revenues were $444 million, an increase of 4 percent. Revenues from other office imaging products were $112 million, a decrease of 12 percent from 1996. Total U.S. revenues were down $24 million or 8 percent, and international revenues were up $25 million or 10 percent.

For the six months ended June 30, 1997, consolidated revenues were $1,140 million, a slight decrease from the same period of 1996. Printers and associated supplies revenues were $900 million, an increase of 6 percent from 1996. Revenues from other office imaging products were $240 million, a decrease of 9 percent from 1996. Excluding the keyboard business in 1996, revenues for the first six months of 1997 were up $30 million or 3 percent from 1996. Total U.S. revenues were down $54 million or 9 percent, and international revenues were up $51 million or 10 percent.

The Company made two major product announcements during the second quarter of 1997 with the Optra S family of monochrome and color laser printers and the 7000 Color Jetprinter. Even though the product line was in transition, printer volumes grew at double-digit rates and printer supplies revenues have increased compared to the second quarter of 1996 due to the continued growth of the Company's installed printer base. However, revenues, operating income and earnings were affected by lower prices and price protection to the Company's product distribution channels on Lexmark's predecessor printers held in their inventory. In the second quarter, competitors reduced prices up to 20 percent on their laser printers. Prices were reduced on the Company's predecessor Optra product line which accounted for the majority of the network laser printers sold in the second quarter. Revenues were also adversely affected by lower foreign currency rates. Unfavorable foreign currency translation effects on revenue were $22 million and $42 million for the quarter and six months ended June 30, 1997, respectively, due to the strengthening of the U.S. dollar.

Consolidated gross profit was $193 million for the three months ended June 30, 1997, an increase of 12 percent from the same period of 1996. This was mainly driven by margin improvements in printers and associated supplies. Gross profit as a percentage of revenues for the second quarter of 1997 increased to 35 percent from 31 percent in 1996. Gross profit attributable to printers and associated supplies for the second quarter 1997 increased 15 percent over the second quarter of 1996, principally due to growth in higher margin associated consumable supplies and reductions in product costs.

For the six months ended June 30, 1997, consolidated gross profit was $393 million, an increase of 11 percent over the corresponding period of 1996. Gross profit as a percentage of revenues increased to 35 percent from 31 percent in 1996. Gross profit attributable to printers and associated supplies increased 17 percent, primarily due to growth in associated consumable supplies and product cost reductions.

Total operating expenses increased 14 percent and 9 percent in the second quarter and first six months of 1997, respectively, compared to the same periods of 1996. Expenses as a percentage of revenues for the quarter were 24 percent compared to 22 percent for the corresponding period of 1996. Expenses as a percentage of revenues for the first six months were 25 percent compared to 23 percent for the same period of 1996. These increases versus 1996 principally reflect increased marketing and sales efforts in support of new product announcements and planned marketing investments to drive printer growth.

Consolidated operating income was $58 million for the second quarter of 1997 and $113 million for the six months ended June 30, 1997, an increase of 9 percent and 17 percent, respectively, over the corresponding period of 1996. This increase was due principally to growth in associated consumable supplies, product cost reductions and the absence of amortization of intangibles, which were fully amortized in the first quarter of 1996.

Net earnings for the second quarter of 1997 were $34 million, up 11 percent compared to the second quarter of 1996. This increase was primarily due to the improved operating performance and lower interest expense resulting from lower debt outstanding and lower interest rates. The income tax provision was approximately 37 percent of earnings before tax in the second quarter of 1997 as compared to 34 percent in the same period of 1996. Net earnings per share were $0.45 per share for the second quarter of 1997, compared to $0.40 per share for the second quarter of 1996, an increase of 11 percent.

Earnings before extraordinary item were $65 million for the first six months of 1997, up 24 percent over the corresponding period of 1996, principally due to the operating performance and lower interest expense as a result of lower debt levels and lower interest rates. The income tax provision was approximately 37 percent of earnings before tax for the first six months of 1997 and 1996. Earnings per share before extraordinary item were $0.85 for the six months ended June 30, 1997, compared to $0.69 for the same period of 1996, an increase of 22 percent.

Net earnings for the first six months of 1997 were $51 million, a decrease of 3 percent compared to the same period of 1996, due to an extraordinary charge of $22 million ($14 million net of tax benefit) caused by the prepayment premium and other fees associated with the prepayment of the Company's senior subordinated notes in the first quarter of 1997. Net earnings per share were $0.67 for the six months ended June 30, 1997, compared to $0.69 for the same period of 1996, a decrease of 4 percent.

Looking forward, it is anticipated that operating income margins will be maintained in the second half of 1997 compared to the first half. The previously mentioned new product introductions of the Optra S family of monochrome and color laser printers and the 7000 Color Jetprinter, along with the Company's 3000 Color Jetprinter and the 1000 Color Jetprinter, are expected to contribute to continued growth in printer unit volumes and drive profit growth from consumables. It is expected that consumables revenues will also be aided by the new high-yield Optra S "Prebate" laser cartridge marketing program. The Prebate cartridge provides Lexmark customers with an up-front discount of about $30 compared to the price of a standard cartridge. The Prebate cartridge is sold with a license for a one-time use and empty Prebate cartridges can be returned easily to Lexmark for recycling at no cost to the consumer.



Financial Condition
-------------------
The Company's financial position remains strong, with lower debt levels than at December 31, 1996, allowing the prepayment of senior subordinated notes in the principal amount of $120 million in March 1997. At June 30, 1997, the Company had outstanding $70 million of short-term debt and $37 million of long-term debt, $12 million of which is due within the next year. The debt to total capital ratio was 17 percent at the end of the second quarter of 1997 compared to 23 percent at December 31, 1996.

In March 1997, the Company entered into three-year interest rate swaps with a total notional amount of $60 million, whereby the Company pays interest at a fixed rate of approximately 6.5 percent and receives interest at a floating rate equal to the three-month London Interbank Offered Rate (LIBOR). The swaps serve as a hedge of financings based on floating interest rates.

Cash provided by operating activities for the six months ended June 30, 1997 was $76 million compared to $58 million cash used for operating activities for the same period of 1996, primarily reflecting the sale of receivables under the trade accounts receivable programs, stronger earnings before extraordinary loss and favorable changes in working capital accounts.

Capital expenditures were $31 million for the six months ended June 30, 1997 compared to $70 million for the comparable period of 1996. Capital expenditures in the first half of 1996 were higher due to the Company's expansion of its inkjet printer products manufacturing capacity. These projects were substantially completed by the end of 1996, and it is anticipated that capital expenditures for 1997 will be less than $80 million and will be funded primarily through cash from operations.

In April 1996, the Company's board of directors authorized the repurchase of up to $50 million of its Class A common stock. In May 1997, the Company's board of directors authorized the repurchase of an additional $150 million of its Class A common stock. The repurchase authority allows the Company at management's discretion to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. As of June 30, 1997, the Company had repurchased 2,093,514 shares in the open market at prices ranging from $21.25 to $27.50 for an aggregate cost of approximately $50 million.


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

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, Earnings per Share. This statement establishes standards for computing and presenting earnings per share ("EPS") and generally applies to all publicly held companies. This statement replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS reflects the potential dilution of securities that could share in the earnings. This statement is effective for the Company's financial statements for the year ended December 31, 1997. Restatement of all prior period EPS data presented is required. EPS calculated under SFAS No. 128 are not expected to be materially different from EPS calculated under the current method.

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, effective for fiscal years beginning after December 15, 1997. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement does not require a specific format for that financial statement but requires that an entity display an amount representing total comprehensive income for the period in that financial statement. This statement requires that an entity classify items of other comprehensive income by their nature in a financial statement. For example, other comprehensive income may include foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. In addition, the accumulated balance of other comprehensive income must be displayed separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. The Company has not determined the impact that the adoption of this new accounting standard will have on its consolidated financial statements. The Company will adopt this accounting standard on January 1, 1998, as required.

In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the enterprise's chief operating decision maker in deciding how to allocate resources and in assessing performance. This statement requires reporting segment profit or loss, certain specific revenue and expense items and segment assets. It also requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts reported in the consolidated financial statements. Restatement of comparative information for earlier periods presented is required in the initial year of application. Interim information is not required until the second year of application, at which time comparative information is required. The Company has not determined the impact that the adoption of this new accounting standard will have on its consolidated financial statement disclosures. The Company will adopt this accounting standard on January 1, 1998, as required.

Factors That May Affect Future Results and Information Concerning Forward -
---------------------------------------------------------------------------
Looking Statements
------------------
Certain of the statements contained in this Report may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and a number of factors, including, without limitation, the factors set forth below, could adversely affect the Company's future operating results or cause the Company's actual results to differ materially from those in the forward-looking statements.

The  markets  for  printers  and  associated  supplies  are highly  competitive, especially with respect to pricing and the rapid introduction of new technologies and products offering improved features and functionality. The Company's major competitors, all of which have significantly greater financial, marketing and technological resources than the Company, have regularly lowered prices on their laser and inkjet printers and may continue to do so. The Company has also regularly lowered prices on its printers and may continue to do so. These factors, as well as price protection measures, could result in lower profitability for the Company and jeopardize the Company's ability to grow or maintain its market share.

In addition, the life cycles of the Company's products, as well as delays in product development and manufacturing, variations in the cost of component parts, delays in customer purchases of existing products in anticipation of new product introductions by the Company or its competitors and market acceptance of new products and programs, may cause a build up in the Company's inventories, make the transition from current products to new products difficult and could adversely affect the Company's future operating results. Further, some of the Company's newly developed products replace or compete with some of the Company's existing products. The competitive pressure to develop technology and products also could cause significant changes in the level of the Company's operating expenses.

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

Factors unrelated to the Company's operating performance, including the Company's ability to obtain patents, copyrights and trademarks, maintain trade secret protection and operate without infringing the proprietary rights of others, as well as expenses incurred by the Company in enforcing its intellectual property rights; economic and business conditions, both national and international; the loss of significant customers or suppliers; changes in and execution of the Company's business strategy, including the impact of acquisitions; and trading activity in the Company's common stock, particularly in light of the substantial number of shares owned by the original investor group that are available for resale, also may affect the Company's results as well as its common stock price.

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                           Part II. Other Information



Item 4.  Submission of Matters to a Vote of Security Holders

         The information required to be reported for the Company's Annual Meeting of Stockholders held on May 2, 1997, was previously reported by the Company in its Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              A list of exhibits is set forth in the Exhibit Index found on page 14 of this Report.

         (b)  Reports on Form 8-K:

              There were no Reports on Form 8-K filed during the quarter ended June 30, 1997.

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

                                           Lexmark International Group, Inc.
                                           (Registrant)


Date:  August 7, 1997                      By:  /s/ David L. Goodnight
     --------------------------                -----------------------
                                           David L. Goodnight
                                           Corporate Controller
                                           (Principal Accounting Officer)

                                  EXHIBIT INDEX

4.1 Amendment No. 3, dated as of March 14, 1997, to the U.S. Credit Agreement dated as of April 21, 1995 (the "U.S. Credit Agreement"), among Lexmark International, Inc. ("International"), the Company, the Lenders listed therein ("Lenders") and Morgan Guaranty Trust Company of New York, as agent (the "Agent").


4.2       Amendment   No. 4,  dated  as of  May 1,  1997,  to  the  U.S.  Credit
          Agreement, among International, the Company, the Lenders and the Agent.



10.1 Purchase Agreement dated as of March 31,1997 between International, as Originator, and Lexmark Receivables Corporation ("LRC"), as Buyer.



10.2 Receivables Purchase Agreement dated as of March 31,1997 among LRC, as Seller, International, as Servicer and in its individual capacity, Delaware Funding Corporation, as Buyer, and Morgan Guaranty Trust Company of New York, as Administrative Agent.



10.3 Lexmark International Group, Inc. Nonemployee Director Stock Plan, Amended and Restated Effective May 2, 1997, as amended by Amendment No. 1 thereto dated as of July 31, 1997. *


10.4 Lexmark International Group, Inc. Stock Incentive Plan, Amended and Restated Effective May 2, 1997, as amended by Amendment No. 1 thereto dated as of July 31, 1997.*



27        Financial Data Schedule.













*  Indicates management contract or compensatory plan, contract or arrangement.