Form 10-Q
period 1997-09-30
LEXMARK INTERNATIONAL GROUP INC
filed 1997-11-12
CIK 1001288

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
    X           Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The number of shares outstanding (excluding shares held in treasury) of each of the issuer's classes of common stock, as of the close of business on October 31, 1997:

                     Class                                Number of Shares
     ------------------------------------                 ----------------
     Class A common stock; $.01 par value                    70,390,025
     Class B common stock; $.01 par value                       682,723



================================================================================

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                                      INDEX




                                                                        Page of
                                                                       Form 10-Q

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (Unaudited)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996........2

         CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION (Unaudited)
         AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996........................3

         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
         NINE MONTHS  ENDED SEPTEMBER 30, 1997 AND 1996........................4

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)....5-7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION (Unaudited).....................8-12

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................13

                         Part I - Financial Information

Item 1.  Financial Statements

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                     (In Millions, Except Per Share Amounts)
                                   (Unaudited)

                                                              Three Months Ended          Nine Months Ended
                                                                  September 30               September 30
                                                              ------------------          -----------------

                                                              1997          1996          1997         1996
                                                              ----          ----          ----         ----
Revenues                                                     $618.3        $547.6       $1,758.0     $1,690.7
Cost of revenues                                              402.7         373.7        1,149.2      1,162.2
                                                             ------        ------       --------     --------
        Gross profit                                          215.6         173.9          608.8        528.5

Research and development                                       32.0          28.6           94.4         92.1
Selling, general and administrative                           116.6          90.2          334.2        279.3
Amortization of intangibles                                     -             -              -            5.1
                                                             ------        ------       --------     --------
        Operating expenses                                    148.6         118.8          428.6        376.5
                                                             ------        ------       --------     --------

        Operating income                                       67.0          55.1          180.2        152.0

Interest expense, net                                           1.7           5.5            8.0         16.0
Amortization of deferred financing costs and other              2.2           2.0            6.6          5.8
                                                             ------        ------       --------     --------

        Earnings before income taxes and extraordinary item    63.1          47.6          165.6        130.2
Provision for income taxes                                     22.1          17.4           59.6         47.6
                                                             ------        ------       --------     --------
        Earnings before extraordinary item                     41.0          30.2          106.0         82.6

Extraordinary loss on extinguishment of debt
 (net of related tax benefit of $8.4)                           -             -            (14.0)         -
                                                             ------        ------       --------     --------
        Net earnings                                         $ 41.0        $ 30.2       $   92.0     $   82.6
                                                             ======        ======       ========     ========


Earnings per common and common equivalent share,
  primary and fully diluted:
        Before extraordinary item                            $ 0.54        $ 0.40       $   1.39     $   1.09
        Extraordinary loss                                     -             -             (0.18)        -
                                                             ------        ------       --------     --------
        Net earnings                                         $ 0.54        $ 0.40       $   1.39     $   1.09
                                                             ======        ======       ========     ========


Shares used in  per share calculation                         75.8           75.7           76.3         75.6
                                                             ======        ======       ========     ========

See notes to consolidated condensed financial statements.

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                       (In Millions, Except Share Amounts)
                                   (Unaudited)
                                                      September 30   December 31
                                                         1997           1996
                                                      ------------   -----------
ASSETS
Current assets:
    Cash and cash equivalents                         $   55.5      $   119.3
    Trade receivables, net of allowance of $18           307.6          304.7
    Inventories                                          355.1          271.0
    Prepaid expenses and other current assets             66.9           70.1
                                                      --------       --------
          Total current assets                           785.1          765.1

Property, plant and equipment, net                       415.9          434.1
Other assets                                              21.3           22.3
                                                      --------       --------
          Total assets                                $1,222.3       $1,221.5
                                                      ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Short-term debt                                   $  104.6       $    2.1
    Current maturities of long-term debt                  24.5            -
    Accounts payable                                     220.1          197.2
    Accrued liabilities                                  230.4          222.0
                                                      --------       --------
          Total current liabilities                      579.6          421.3

Long-term debt                                            12.9          163.2
Other liabilities                                         93.1           96.7
                                                      --------       --------
          Total liabilities                              685.6          681.2

Stockholders' equity:
    Preferred stock, $.01 par value, 1,600,000
      shares authorized, no shares issued and
      outstanding                                          -              -
    Common stock $.01 par value:
          Class A, 160,000,000 shares authorized;
            69,991,581 and 70,213,603 outstanding          0.7            0.7
          Class B, 10,000,000 shares authorized;
            682,723 and 2,446,523 outstanding              -              -
          Capital in excess of par                       529.8          519.3
    Retained earnings                                    111.8           19.8
    Accumulated translation adjustment                   (20.0)           0.5
    Treasury stock, at cost, 3,221,414 shares            (85.6)           -
                                                      --------       --------
          Total stockholders' equity                     536.7          540.3
                                                      --------       --------
          Total liabilities and stockholders' equity  $1,222.3       $1,221.5
                                                      ========       ========

See notes to consolidated condensed financial statements.

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (In Millions)
                                   (Unaudited)

                                                              Nine Months Ended
                                                                September 30
                                                              -----------------
                                                                1997      1996
                                                                ----      ----
Cash flows from operating activities:
   Net earnings                                               $ 92.0     $ 82.6
        Adjustments to reconcile net earnings to net cash
         provided by operating activities:
           Depreciation and amortization                        56.3       50.9
           Extraordinary loss on extinguishment of debt         22.4        -
           Deferred taxes                                        8.9       (8.3)
           Other non-cash charges to operations                 17.4       16.1
                                                              ------     ------
                                                               197.0      141.3
           Change in assets and liabilities:
            Trade receivables                                  (24.4)     (36.0)
            Trade receivables programs                          21.5       (4.6)
            Inventories                                        (84.1)     (44.4)
            Accounts payable                                    22.9      (10.7)
            Accrued liabilities                                  8.4      (34.6)
            Other assets and liabilities                       (32.6)       0.4
                                                              ------     ------
             Net cash provided by operating activities         108.7       11.4
                                                              ------     ------

Cash flows from investing activities:
    Purchases of property, plant and equipment                 (47.8)    (106.2)
    Proceeds from sale of property, plant and equipment          0.2        3.3
                                                              ------     ------
             Net cash used for investing activities            (47.6)    (102.9)
                                                              ------     ------

Cash flows from financing activities:
   Increase in short-term debt                                 102.5        -
   Proceeds from long-term debt                                  0.2        5.5
   Principal payments on long-term debt                       (125.5)     (20.0)
   Charges related to extinguishment of debt                   (22.4)       -
   Purchase of treasury stock                                  (85.6)       -
   Exercise of stock options and warrants                        8.2       11.7
                                                              ------     ------
             Net cash used for financing activities           (122.6)      (2.8)
                                                              ------     ------

Effect of exchange rate changes on cash                         (2.3)     ( 0.5)
                                                              ------     ------

Net decrease in cash and cash equivalents                      (63.8)     (94.8)
Cash and cash equivalents - beginning of period                119.3      150.5
                                                              ------     ------

Cash and cash equivalents - end of period                     $ 55.5     $ 55.7
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

2.   INVENTORIES
        (Dollars in millions) Inventories consist of the following:

                                              September 30         December 31
                                                 1997                 1996
                                              ------------         -----------
           Work in process                      $177.6               $144.6
           Finished goods                        177.5                126.4
                                                ------               ------
                                                $355.1               $271.0
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

4.   STOCKHOLDERS' EQUITY

     In April 1996, the Company's board of directors authorized the repurchase of up to $50 million of its Class A common stock. In May 1997, the Company's board of directors authorized the repurchase of an additional $150 million of its Class A common stock. The repurchase authority allows the Company at management's discretion to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. As of September 30, 1997, the Company had repurchased 3,221,414 shares in the open market at prices ranging from $21.25 to $33.75 for an aggregate cost of approximately $85.6 million.


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

     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, Earnings per Share. This statement is effective for the Company's 1997 annual financial statements. Restatement of all prior period earnings per share ("EPS") data presented is required. This statement replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS were $0.57 for the third quarter of 1997, compared to $0.42 for the third quarter of 1996. Diluted EPS were $0.54 for the quarter ended September 30, 1997, compared to $0.40 for the quarter ended September 30, 1996. Basic EPS were $1.28, $1.47 before extraordinary item, for the first nine months of 1997, compared to $1.16 for the first nine months of 1996. Diluted EPS were $1.21, $1.40 before extraordinary item, for the nine months ended September 30, 1997, compared to $1.10 for the nine months ended September 30, 1996.

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, effective for fiscal years beginning after December 15, 1997. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement does not require a specific format for that financial statement but requires that an entity display an amount representing total comprehensive income for the period in that financial statement. This statement requires that an entity classify items of other comprehensive income by their nature in a financial statement. For example, other comprehensive income may include foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. In addition, the accumulated balance of other comprehensive income must be displayed separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. Based on current accounting standards, this new accounting standard is not expected to have a material impact on the Company's consolidated financial statements. The Company will adopt this accounting standard on January 1, 1998, as required.

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


7.   SUBSEQUENT EVENT

     On October 30, 1997 the Company announced that the public offering of 9 million shares of its Class A common stock by certain of its stockholders had been priced at $31.00 per share. Those stockholders have also granted the underwriters 30-day over-allotment options to purchase prior to November 28, 1997 up to 1.35 million shares. The Company and its management chose not to sell any shares in the offering and, therefore, did not receive any proceeds from the offering.

     The Company also announced on that date that the price at which it would repurchase an additional three million shares from certain of the stockholders participating in the offering was $29.90 per share (which was equal to the net proceeds per share to be received by the selling stockholders participating in the offering) for an aggregate purchase price of $89.7 million. The sale of the shares in the offering and the repurchase by the Company of the additional three million shares were consummated on November 4, 1997 and the Company's repurchase was financed with borrowings under the Company's credit agreement. After giving effect to this repurchase, the Company had repurchased a total of 6,221,414 shares at prices ranging from $21.25 to $33.75 for an aggregate cost of approximately $175.3 million.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (Unaudited)

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES


Results of Operations
---------------------

Consolidated revenues for the three months ended September 30, 1997 were $618 million, an increase of 13 percent from the same period of 1996. Printers and associated supplies revenues were $506 million, an increase of 18 percent. Revenues from other office imaging products were $112 million, a decrease of 4 percent from 1996. Total U.S. revenues were up $24 million or 8 percent, and international revenues were up $47 million or 20 percent.

For the nine months ended September 30, 1997, consolidated revenues were $1,758 million, an increase of 4 percent from the same period of 1996. Printers and associated supplies revenues were $1,406 million, an increase of 10 percent from 1996. Revenues from other office imaging products were $352 million, a decrease of 8 percent from 1996. Excluding the keyboard business in 1996, revenues for the first nine months of 1997 were up $101 million or 6 percent from 1996. Total U.S. revenues were down $31 million or 3 percent, and international revenues were up $98 million or 13 percent.

The Company's results were primarily driven by printers and associated supplies. The Optra S family of monochrome and color laser printers, introduced in May 1997, accounted for most of the network laser printer sales volume during the third quarter. The Company also made inkjet product announcements in the second and third quarter of 1997, with the introduction of the 1000, 3000 and 7000 Color Jetprinters, along with the 7200 series of Color Jetprinters. Even though the product line was in transition, printer volumes grew at double-digit rates and printer supplies revenues increased compared to the third quarter of 1996 due primarily to the continued growth of the Company's installed printer base. Revenues were adversely affected by foreign currency exchange rates. Unfavorable foreign currency translation effects on revenues were $36 million and $78 million for the quarter and nine months ended September 30, 1997, respectively, due to the strengthening of the U.S. dollar.

Consolidated gross profit was $216 million for the three months ended September 30, 1997, an increase of 24 percent from the same period of 1996. This was mainly driven by margin improvements in printers and associated supplies. Gross profit as a percentage of revenues for the third quarter of 1997 increased to 35 percent from 32 percent in 1996. Gross profit attributable to printers and associated supplies for the third quarter 1997 increased 35 percent over the third quarter of 1996, principally due to reductions in product costs and growth in higher margin associated consumable supplies.

For the nine months ended September 30, 1997, consolidated gross profit was $609 million, an increase of 15 percent over the corresponding period of 1996. Gross profit as a percentage of revenues increased to 35 percent from 31 percent in 1996. Gross profit attributable to printers and associated supplies increased 23 percent, primarily due to product cost reductions and growth in associated consumable supplies.

Total operating expenses increased 25 percent and 14 percent in the third quarter and first nine months of 1997, respectively, compared to the same periods of 1996. Expenses as a percentage of revenues were 24 percent for both the third quarter and first nine months of 1997 compared to 22 percent for both the third quarter and first nine months of 1996. These increases versus 1996 principally reflect increased marketing and sales efforts in support of new product announcements and planned marketing investments to drive printer growth.

Consolidated operating income was $67 million for the third quarter of 1997 and $180 million for the nine months ended September 30, 1997, an increase of 22 percent and 19 percent, respectively, over the corresponding period of

1996. This increase was due principally to product cost reductions, growth in associated consumable supplies and the absence of amortization of intangibles, which were fully amortized in the first quarter of 1996.

Net earnings for the third quarter of 1997 were $41 million, up 36 percent compared to the third quarter of 1996. This increase was primarily due to the improved operating performance and lower interest expense resulting from lower debt outstanding and lower interest rates. The income tax provision was approximately 35 percent of earnings before tax in the third quarter of 1997 as compared to 37 percent in the same period of 1996. This decrease in the third quarter of 1997 income tax rate brings the nine month rate down to 36 percent, which is the rate expected for the full year. Net earnings per share were $0.54 per share for the third quarter of 1997, compared to $0.40 per share for the third quarter of 1996, an increase of 36 percent.

For the first nine months of 1997, earnings before extraordinary item were $106 million, an increase of 28 percent over the corresponding period of 1996, principally due to the operating performance and lower interest expense as a result of lower debt levels and lower interest rates. The income tax provision was approximately 36 percent of earnings before tax for the first nine months of 1997 as compared to 37 percent for the same period of 1996. Earnings per share before extraordinary item were $1.39 for the nine months ended September 30, 1997, compared to $1.09 for the same period of 1996, an increase of 27 percent.

Net earnings for the first nine months of 1997 were $92 million, an increase of 11 percent compared to the same period of 1996. Net earnings for 1997 were affected by an extraordinary charge of $22 million ($14 million net of tax benefit) caused by the prepayment premium and other fees associated with the prepayment of the Company's senior subordinated notes in the first quarter of 1997. Net earnings per share were $1.21 for the nine months ended September 30, 1997, compared to $1.09 for the same period of 1996, an increase of 10 percent.


Financial Condition
-------------------

The Company's financial position remains strong, with lower debt levels than at December 31, 1996, allowing the prepayment of senior subordinated notes in the principal amount of $120 million in March 1997. At September 30, 1997, the Company had outstanding $105 million of short-term debt and $37 million of long-term debt, $25 million of which is due within the next year. The debt to total capital ratio was 21 percent at the end of the third quarter of 1997 compared to 23 percent at December 31, 1996.

In March 1997, the Company entered into three-year interest rate swaps with a total notional amount of $60 million, whereby the Company pays interest at a fixed rate of approximately 6.5 percent and receives interest at a floating rate equal to the three-month London Interbank Offered Rate (LIBOR). The swaps serve as a hedge of financings based on floating interest rates.

Cash provided by operating activities for the nine months ended September 30, 1997 was $109 million compared to $11 million cash provided by operating activities for the same period of 1996, primarily reflecting stronger earnings before extraordinary loss, the sale of receivables under the trade accounts receivable programs and favorable changes in working capital accounts.

Capital expenditures were $48 million for the nine months ended September 30, 1997 compared to $106 million for the comparable period of 1996. Capital expenditures in the first nine months of 1996 were higher due to the Company's expansion of its inkjet printer products manufacturing capacity. These projects were substantially completed by the end of 1996, and it is anticipated that capital expenditures for 1997 will be approximately $70 million and will be funded primarily through cash from operations.

In April 1996, the Company's board of directors authorized the repurchase of up to $50 million of its Class A common stock. In May 1997, the Company's board of directors authorized the repurchase of an additional $150 million of its Class A common stock. The repurchase authority allows the Company at management's discretion to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. As of September 30, 1997, the Company had repurchased 3,221,414 shares in the open market at prices ranging from $21.25 to $33.75 for an aggregate cost of approximately $86 million.

On October 30, 1997 the Company announced that the public offering of 9 million shares of its Class A common stock by certain of its stockholders had been priced at $31.00 per share. Those stockholders have also granted the underwriters 30-day over-allotment options to purchase prior to November 28, 1997 up to 1.35 million shares. The Company and its management chose not to sell any shares in the offering and, therefore, did not receive any proceeds from the offering.

The Company also announced on that date that the price at which it would repurchase an additional three million shares from certain of the stockholders participating in the offering was $29.90 per share (which was equal to the net proceeds per share to be received by the selling stockholders participating in the offering) for an aggregate purchase price of approximately $90 million. The sale of the shares in the offering and the repurchase by the Company of the additional three million shares were consummated on November 4, 1997 and the Company's repurchase was financed with borrowings under the Company's credit agreement. After giving effect to this repurchase, the Company's debt to total capital ratio was within the Company's target range of 30-40 percent and the Company had repurchased a total of 6,221,414 shares at prices ranging from $21.25 to $33.75 for an aggregate cost of approximately $175 million.


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

Based on current accounting standards, this new accounting standard is not expected to have a material impact on the Company's consolidated financial statements. The Company will adopt this accounting standard on January 1, 1998, as required.

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


Factors That May Affect Future Results and Information Concerning Forward -
---------------------------------------------------------------------------
Looking Statements
------------------

Certain of the statements contained in this Report may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and a number of factors, including, without limitation, the factors set forth below, could adversely affect the Company's future operating results or cause the Company's actual results to differ materially from those estimates or expectations reflected in such forward-looking statements. Forward-looking statements are made based upon management's current expectations and belief concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by management.

The markets for printers and associated supplies are highly competitive, especially with respect to pricing and the introduction of new technologies and products offering improved features and functionality. The Company's major competitors, all of which have significantly greater financial, marketing and technological resources than the Company, have regularly lowered prices on their laser and inkjet printers and are expected to continue to do so. The Company has also regularly lowered prices on its printers and expects to continue to do so. In particular, the inkjet printer market has experienced and is expected to continue to experience significant printer price pressure from the Company's major competitors. Price reductions beyond expectations or the inability to reduce costs, contain expenses or increase sales as currently expected could result in lower profitability for the Company and jeopardize the Company's ability to grow or maintain its market share.

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

Revenues derived from international sales, including exports from the United States, make up over half of the Company's revenues. Accordingly, the Company's future results could be adversely affected by a variety of factors, including foreign currency exchange rate fluctuations, trade protection measures, changes in a specific country's or region's political or economic conditions and unexpected changes in regulatory requirements. Also, margins on international sales tend to be lower than those on domestic sales. Moreover, the Company believes that international operations in new geographic markets will be less profitable than operations in the U.S. and European markets as a result, in part, of the higher investment levels for marketing, selling and distribution required to enter these markets.

Factors unrelated to the Company's operating performance, including the Company's ability to obtain patents, copyrights and trademarks, maintain trade secret protection and operate without infringing the proprietary rights of others, as well as expenses incurred by the Company in enforcing its intellectual property rights; economic and business conditions, both national and international; the loss of significant customers or suppliers; changes in and execution of the Company's business strategy, including the impact of acquisitions; the ability to retain and attract key personnel; and trading activity in the Company's Class A common stock, particularly in light of the substantial number of shares owned by the original investor group that are available for resale, also may affect the Company's results as well as its Class A common stock price.

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                           Part II. Other Information



Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits:

              A list of  exhibits  is set forth in the  Exhibit  Index found on page 15 of this Report.

          (b) Reports on Form 8-K:

              There were no Reports on Form 8-K filed during  the quarter  ended
                September 30, 1997.

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

                                              Lexmark International Group, Inc.
                                              (Registrant)


Date:  November 12, 1997                      By:  /s/ David L. Goodnight
       -----------------                          -----------------------
                                              David L. Goodnight
                                              Corporate Controller
                                              (Principal Accounting Officer)

                                  EXHIBIT INDEX


10 Stock Disposition Agreement, dated as of October 21, 1997, between Lexmark International Group, Inc. and The Clayton & Dubilier Private Equity Fund IV Limited Partnership (Incorporated herein by reference to the Company's Current Report on Form 8-K dated October 21, 1997 (File No. 1-14050)).

27   Financial Data Schedule.