Form 10-K
period 1997-12-31
LEXMARK INTERNATIONAL GROUP INC
filed 1998-03-06
CIK 1001288

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
(Mark One)
     X             For the Fiscal Year Ended December 31, 1997

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

As of February 28, 1998, there were outstanding 68,281,134 shares (excluding shares held in treasury) of the registrant's Class A common stock, par value $.01, which is the only class of voting common stock of the registrant, and there were no shares outstanding of the registrant's Class B common stock, par value $.01. As of that date, the aggregate market value of the shares of voting common stock held by non-affiliates of the registrant (based on the closing price for the Class A common stock on the New York Stock Exchange on February 28, 1998) was approximately $2,610,055,123.

                       Documents Incorporated by Reference

Certain information in the company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, is incorporated by reference in Part III of this Form 10-K.
--------------------------------------------------------------------------------

                        LEXMARK INTERNATIONAL GROUP, INC.

                                    FORM 10-K
                      For the Year Ended December 31, 1997


                                                                        Page of
                                                                       Form 10-K

                                     PART I

ITEM 1. BUSINESS............................................................3

ITEM 2. PROPERTIES.........................................................17

ITEM 3. LEGAL PROCEEDINGS..................................................18

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................18

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS.............................................19

ITEM 6.  SELECTED FINANCIAL DATA...........................................20

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.......................................21

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........33

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................34

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE........................................60

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................61

ITEM 11. EXECUTIVE COMPENSATION............................................63

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....63

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................63

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...64

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

General

Lexmark is a global developer, manufacturer and supplier of laser and inkjet printers and associated consumable supplies for the office and home markets. Lexmark also sells dot matrix printers for printing single and multi-part forms by business users. In 1997, revenues from the sale of printers and associated printer supplies increased 10% from 1996 and accounted for 81% of total company revenues of approximately $2.5 billion.

The company's installed base of printers supports a large and profitable printer supplies business. Because consumable supplies must be replaced on average one to three times a year, depending on type of printer and usage, demand for laser and inkjet print cartridges is increasing at a higher rate than their associated printer shipments. This is a relatively high margin, recurring business that management expects to contribute to the stability of Lexmark's earnings over time.

In addition to its core printer business, Lexmark develops, manufactures and markets a broad line of other office imaging products which include supplies for IBM branded printers, after-market supplies for original equipment manufacturer ("OEM") products, and typewriters and typewriter supplies that are sold under the IBM trademark. In 1997, revenues from the sale of other office imaging products decreased 7% from 1996, primarily as a result of lower typewriter sales and lower typewriter and impact printing supplies volumes reflecting the continued decline of these markets, and accounted for 19% of total company revenues.

The company operates in the office products industry segment. Revenues by major product line are found in Part II, Item 7, Results of Operations.

Revenues derived from international sales, including exports from the United States, make up over half of the company's revenues. Lexmark's products are sold in over 150 countries in North and South America, Europe, the Middle East, Africa, Asia, the Pacific Rim and the Caribbean. While currency translation has significantly affected international revenues and cost of revenues, it did not have a material impact on operating income through 1997. Although the company manages its net exposure to exchange rate fluctuations through operational hedges, such as pricing actions and product sourcing changes, and financial instruments, such as forward exchange contracts and currency options, there can be no assurances that currency fluctuations will not have a material impact on operating income in the future. As the company's international operations continue to grow, more management effort will be required to focus on the operation and expansion of the company's global business and to manage the cultural, language and legal differences inherent in international operations. A summary of the company's revenues, operating income and total assets by geographic area is found in Part II, Item 8, Notes to Consolidated Financial Statements, Note 18.

  Printers and Associated Supplies

Lexmark competes primarily in the markets for office desktop laser and color inkjet printers--two of the fastest growing printer categories. Sales of office desktop laser and color inkjet printers and their associated supplies together represented approximately 87% and 86% of Lexmark's total printer and associated supplies revenues in 1997 and 1996, respectively.

Laser Printers. Network laser printer growth is being driven by the office migration from large mainframe computers to local area networks that link various types of computers using a variety of protocols and operating systems. This shift has created strong demand for office desktop laser printers with network connectivity attributes. Laser printers that print at speeds of 11-30 pages per minute ("ppm") are referred to herein as "office desktop" or "network" printers, while lower-speed (1-10 ppm) laser printers and inkjet printers are referred to herein as "personal" printers. With its Optra S laser printers, a majority of the company's laser printers are office desktop printers, which the company believes is one of the fastest growing segments of the laser printer market. For further discussion of the evolving nature of laser printer classifications, see "Market Overview and Strategy-Printers and Associated Supplies".

Lexmark develops and owns most of the technology for its desktop laser printers and consumable supplies, which differentiates the company from a number of its major competitors, including Hewlett-Packard Company ("HP") which purchases its laser engines from a third party. Lexmark's integration of research and development, manufacturing and marketing has enabled the company to design laser printers with features desired by specific customer groups and has resulted in substantial market presence for Lexmark within certain industry segments such as banking, retail/pharmacy, automobile distribution and health care. The company's critical technology and manufacturing capabilities have allowed Lexmark to effectively manage quality and to reduce its typical new product introduction cycle times, for example, in the case of laser printers from 24 months to approximately 12 to 16 months. Management believes its cycle times are among the fastest in the industry and that these capabilities have contributed to the company's success over the last several years.

Inkjet Printers. The color inkjet printer market, the fastest growing segment of the personal printer market, is expanding rapidly due to growth in personal computers at home and in business and the development of easy-to-use color inkjet technology with high quality color and black print capability at low prices. Based on data from industry analysts, management believes that the inkjet market grew from 4 million units in 1992 to 33 million units in 1997 and will continue to grow substantially as a result of the increase in the number of personal computers and as the inkjet market continues to shift from monochrome to color and as inkjet printers continue to replace low-speed laser printers. Lexmark introduced its first color inkjet printer using its own technology in 1994 and has experienced strong sales growth through retail outlets. The company has increased its product distribution through retail outlets, with the number of such outlets worldwide rising from approximately 5,000 retail outlets in 1995 to more than 15,000 in 1996, and remaining relatively constant during 1997. The company's ability to increase or maintain its presence in the retail marketplace with its branded products may be adversely affected as the company becomes more successful in its sales and marketing efforts for OEM opportunities. The company has made substantial capital investments in its inkjet production capacity in 1995 and 1996 to address the growing demand for its color inkjet printers.

Supplies. The company is currently the exclusive source for new print cartridges for the laser and inkjet printers it manufactures. Management expects that an increasing percentage of future company earnings will come from its consumable supplies business due to the consumer's continual usage and replacement of cartridges. In 1996, the company substantially expanded its inkjet cartridge manufacturing capacity in both North America and Europe.

 Other Office Imaging Products

The company's other office imaging products category includes many mature products such as supplies for IBM printers, typewriters and typewriter supplies and other impact supplies that require little investment but provide a significant source of cash flow. The company introduced after-market laser cartridges in May 1995 for the large installed base of a range of laser printers sold by other manufacturers. Management believes that the potential for an after-market laser cartridge business is significant. The company's strategy for other office imaging products is to pursue the after-market OEM laser supplies opportunity while at the same time managing its mature businesses for cash flow.

  Keyboards and Other

In the first quarter of 1996, the company completed the phase-out of its keyboard business. Keyboard sales accounted for 8% and 3%, respectively, of the company's revenue and gross profit for 1995.


Market Overview and Strategy

  Printers and Associated Supplies


   Market Overview

In 1997, estimated industry-wide revenue for printer hardware in the 1-30 ppm speed category, including network, personal and dot matrix, was approximately $27 billion. Management believes, based on industry analysts' estimates, that this market will in the aggregate continue to experience modest growth through 2000. However, the company believes that certain product categories within this market that it has targeted, such as office desktop laser printers and color inkjet printers, will experience double-digit growth in volume. An overview of the printer markets in which the company competes is summarized below:

                                    U.S.                              Primary     Paper
                      Speed    Price Range     Print Quality           Market     Media
                      -----    -----------     -------------          -------     -----
Color Laser          2-5 ppm   $3,000-8,000  Better/Best (300-600 dpi) Office     Plain
Mono Laser:                    $  400-4,000  Best (1200 x 1200 dpi)    Office     Plain
 Personal           1-10 ppm
 Office Desktop/
  Network          11-30 ppm
Color Inkjet         1-9 ppm   $  140-3,000  Better (300-1440 dpi)     Home   Plain/Coated/
                                                                                Specialty
Dot Matrix           2-4 ppm   $    100-600  Good (240-360 dpi)        Office Plain/Multi Parts

Laser Printers. The laser printer market is categorized by print speeds. Office desktop or network monochrome laser printers are those that print 11-30 ppm while low-speed lasers typically print 1-10 ppm*. Management believes that the overall printer market is bifurcating into two principal segments: office desktop printers suitable for an office environment and low-speed, lower cost printers suitable for recreational and home office use by individuals.

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

Based on the available market data, management believes that between 1991 and 1997 there was steady growth in overall shipments of network and personal laser printers (1-30 ppm), although different segments of the market experienced different growth rates. The company's shipments of network and personal laser printers taken as a whole during 1991 to 1997 increased at a compound annual rate, which management believes reflected the overall rate of growth of the market as a whole. Within the office desktop network laser printer category, Lexmark shipments increased at a rate which enabled the company to gain market share. Lexmark shipments of low-speed laser printers also grew during the same period but not as fast as the market growth within that category. Management expects the market unit volume for low-speed laser printers to grow moderately but that the market for office desktop laser printers--which includes the company's Optra S line of laser printers--will experience, on average, double-digit growth through 2001.

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

Inkjet Printers. Growth in the market for inkjet printers, which are mainly used as personal printers, reflects increased penetration of personal computers for recreational and home office use. Strong market demand also reflects the availability of low-cost technology capable of providing customers with good quality printing at affordable prices. Lexmark's shipments of inkjet printers increased at or near triple-digit rates annually from 1993 through 1996 and at double-digit rates for 1997 which has enabled the company to gain market share. Lexmark entered the color inkjet printer market with its own technology in 1994.

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

    Strategy

Lexmark's laser printer strategy is to target fast growing industry segments of the network printer market and to increase market share by providing high quality, technologically advanced products at competitive prices. To promote
Lexmark brand awareness and market penetration, Lexmark will continue to identify and focus on customer segments where Lexmark can differentiate itself by supplying laser printers with features that meet specific customer needs and represent the best total cost of printing solution. Management intends to continue to develop and market products with more functions and capabilities than comparably priced HP printers. The company's inkjet printer strategy is to generate demand for the Lexmark color inkjet printer by offering high-quality products at competitive prices to retail, business and OEM customers. Management expects that the company's associated printer supplies business will continue to grow as its installed base of laser and inkjet printers increases.

For the business customer, Lexmark expects to continue to offer an array of advanced laser printer products with superior features and functions, higher speeds and better print resolution at competitive prices. The company believes that it is well-positioned to take advantage of the growth potential of LAN printers due to its development and ownership of both the software and hardware features that provide network connectivity and management tools. Lexmark has targeted the office desktop laser printer markets and, as it has with the 1,200 dpi Optra S family, intends to remain one of the few printer companies that create industry-wide standards for laser printer performance. Lexmark focuses continually on enhancing the network capability of its laser printers by introducing new products, like its MarkVision printer management utility, that enhance the ability of its printers to function efficiently in a LAN environment and provide significant flexibility to the LAN user.

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

For the office and home user, Lexmark focuses on manufacturing well-priced, reliable, easy-to-use color inkjet printers. The company expects that hardware improvements in this market will result in faster printing and better print quality. On the software side, the company expects that enhanced compatibility with standard PC operating systems, such as Microsoft Windows 95 and Windows NT, and software features that take advantage of the computing power of the PC for printing functions will permit the company to reduce manufacturing costs for the printers and to produce a product that is easier to use. Lexmark believes that its core product offerings in this market will also permit it to build brand recognition in the retail channels. The company has increased its product distribution through retail outlets, with the number of such outlets worldwide rising from approximately 5,000 retail outlets in 1995 to more than 15,000 in 1996, and remaining relatively constant during 1997. The company's ability to increase or maintain its presence in the retail marketplace with its branded products may be adversely affected as the company becomes more successful in its sales and marketing efforts for OEM opportunities.

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

In 1997, non-impact supplies were estimated to be an approximately $31 billion opportunity worldwide, compared to the impact supplies opportunity of approximately $2 billion. Based on available industry data, the company estimates that worldwide impact supplies revenue will decline steadily in future years, while non-impact supplies revenue will continue to grow.

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

  Keyboards and Other

The company historically manufactured keyboards primarily for IBM. Following the expiration in March 1996 of the company's keyboard agreement with IBM and management's expectation that the keyboard industry will continue to experience price declines resulting in low margins and a low return on assets, the company completed its transition out of the keyboard business by the end of the first quarter of 1996. Keyboard sales accounted for 8% and 3%, respectively, of the company's revenue and gross profit for 1995.

Products

The company's current product offerings consist primarily of the Lexmark Optra S laser printer product line and Optra SC color laser printer, the Optra E+ personal laser printer, a wide range of inkjet printers, a family of network print servers, typewriters and dot matrix printers. The company also designs, manufactures and distributes a variety of print cartridges for use in its laser and inkjet printers as well as approximately 900 other office imaging products, including typewriter supplies and supplies for other printers, including IBM printers.

Lexmark's main printer products are listed below:


      Category                    Products                     U.S. Price Range
      --------                    --------                     ----------------
Office Desktop/Network
        Mono Laser                Optra S 1250                 $1,050-1,400
                                Optra S 1650/1620              $1,050-1,500
                                Optra S 2450/2420              $1,600-2,500
                                     Optra N                   $2,500-3,100
        Color Laser               Optra SC 1275                $3,900-4,600
Personal Laser                       Optra E+                  $    400-700
Color Inkjet            Color Jetprinter 1000, 2030 & 2050     $    140-200
                               Color Jetprinter 3000           $    200-300
                               Color Jetprinter 5700           $        249
                        Color Jetprinter 7000, 7200 & 7200V    $    300-500
                               Color Jetprinter 4079+          $2,650-3,000
Dot Matrix                              23XX                   $    300-600
                                        4227                   $1,300-1,800

The company has upgraded and improved its laser printer product offerings significantly since the Acquisition with the introduction of several models adding functionality and performance at lower prices. The company's current network laser family, the Optra S line, was introduced in the second quarter of 1997 and offers ten products at various price ranges. The Optra S line includes models at 12, 16 and 24 ppm and include 1,200 dpi printing, high performance RISC processors and a wide range of paper handling options. The Optra SC color laser printers offer high quality business color printing at 12 ppm black and 3 ppm color. Another standard feature of the product line is MarkVision, Lexmark's printer management program, which permits bi-directional communication for status management between the user or LAN administrator and the printer.

In addition to offering connectivity solutions and management tools as features on its laser printers, Lexmark also designs and manufactures network print servers. These products provide a means to connect virtually any printer to a local or wide area network. The company's current product offering is the MarkNet Pro series, a family of print servers capable of simultaneous support of multiple networking environments. The MarkNet Pro 3 provides direct network connection for multiple printers and can also connect an external fax modem for printing incoming fax. The MarkNet Pro 1 provides direct network connection for a single printer at a lower cost.

The company currently markets a number of personal color inkjet printers for individual home and office use. These printers generally retail in a range of $140-$500 and offer sharp color printing, fast performance, compatibility with leading software applications, and ease of installation and use.

The company also markets five dot matrix printers in the $300-$1,800 price range for customers who print large volumes of multi-part forms.

The company designs, manufactures and distributes a variety of cartridges for use in its installed base of laser and inkjet printers. Lexmark is currently the exclusive source for new print cartridges for the printers it manufactures.

The company's other office imaging products include approximately 900 products, including typewriter products and products for IBM and other OEM printers using both impact and non-impact technology. The company continues to offer a broad line of typewriters with the IBM logo, which remain the industry leaders. The company also provides a wide range of supplies for the large installed base of IBM printers including toners, ribbons, photoconductors and other printer accessories. Lexmark also manufacturers and sells after-market laser cartridges for laser printers sold by other manufacturers.

Marketing and Distribution

  Printers and Associated Supplies

The company markets and distributes its laser printers primarily through its well-established dealer network, which includes such dealers as Microage Computers, Ameridata, Vanstar, Tech Data, Merisel, Ingram Micro, Computer 2000, North Amber and Inacom. The company's products are also sold through value-added resellers, who offer custom solutions to specific markets.

The company employs large account marketing teams whose mission is to generate demand for Lexmark printers primarily among Fortune 1000 companies and other large corporations globally. In recent years, marketing teams have begun to focus on industry segments such as banking, retail/pharmacy, automobile distribution and health care. Those teams, in conjunction with the company's development and manufacturing teams, are able to design products to meet customer specifications for printing electronic forms, media handling, duplex printing and other custom solutions. Almost all customer orders solicited by these marketing teams are filled through dealers or resellers.

The company distributes its personal inkjet printers primarily through more than 15,000 retail outlets worldwide including office superstores such as Office Depot, Office Max and Staples, computer superstores such as Computer City, consumer electronics stores such as Circuit City, Best Buy and Radio Shack, other large regional chains and overseas stores such as Dixons, Carrefour, Harvey Norman and Vobis. The company's ability to increase or maintain its presence in the retail marketplace with its branded products may be adversely affected as the company becomes more successful in its sales and marketing efforts for OEM opportunities.

The company's international sales are an important component of its operations. The company's sales and marketing activities in its global markets are organized to meet the needs of the local jurisdictions and the size of their markets. The company's European marketing operation is structured similarly to its domestic marketing activity. The company's products are available from major information technology resellers such as Northamber and in large markets from key retailers such as Media Markt in Germany, Dixons in the United Kingdom and Carrefour in France. Canadian marketing activities, like those in the United States, focus on large account demand generation and vertical markets, with orders filled through distributors and retailers. The company's Latin American and Asian Pacific markets are served through a combination of Lexmark sales offices, strategic partnerships and distributors. The company also has sales and marketing efforts for OEM opportunities. To the extent these efforts become successful, there may be an adverse affect on the company's ability to increase or maintain its presence in the retail marketplace with its branded products.

The company's printer supplies and other office imaging products are generally available at the customer's preferred point of purchase through multiple channels of distribution. Although channel mix varies somewhat depending on the geography, substantially all of the company's supplies products sold commercially in 1997 were sold through the company's network of Lexmark-authorized supplies distributors and resellers who sell directly to end users or to independent office supply dealers. Lexmark's supplies are also available at office and computer superstores, consumer electronics stores and mass merchandisers.


Competition

  Printers and Associated Supplies

The markets for printers and associated supplies are highly competitive, especially with respect to pricing and the introduction of new products and features. The office desktop laser printer market is dominated by HP, which has a widely recognized brand name and has been estimated to have an approximate 65% to 70% market share. Several other large manufacturers such as Canon, Apple, Xerox and IBM also compete in the laser printer market.

The company's strategy is to target fast growing segments of the network printer market and to increase market share by providing high quality, technologically advanced products at competitive prices. This strategy requires that the company continue to develop and market new and innovative products at competitive prices. New product announcements by the company's principal competitors, however, can have and in the past have had a material adverse effect on the company's financial results. Such new product announcements can quickly undermine any technological competitive edge that one manufacturer may enjoy over another and set new market standards for quality, speed and function. Furthermore, knowledge in the marketplace about pending new product announcements by the company's competitors may also have a material adverse effect on the company inasmuch as purchasers of printers may defer purchasing decisions until the announcement and subsequent testing of such new products.

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

HP is also the market leader in the personal color inkjet printer market and, with Canon and Epson, has been estimated to account for approximately 80% to 90% of worldwide personal color inkjet printer sales. As with laser printers, if pricing pressures are not mitigated by cost and expense reductions, the company's ability to maintain or build market share and its profitability could be adversely affected. In addition, as a relatively new entrant to the retail marketplace with a less widely recognized brand name, the company must compete with HP, Canon and Epson for retail shelf space for its inkjet printers. The company's ability to increase or maintain its presence in the retail marketplace with its branded products may be adversely affected as the company becomes more successful in its sales and marketing efforts for OEM opportunities.

Like certain of its competitors (including Xerox), the company is a supplier of after-market laser cartridges for laser printers using certain models of Canon engines. There is no assurance that the company will be able to compete effectively for a share of the after-market cartridge business for its competitors' base of laser printers. The company's participation in this market may have an adverse effect on the company's relations with certain of its suppliers. Although Lexmark is currently the exclusive supplier of new print cartridges for its laser printers, there can be no assurance that other companies will not develop new compatible cartridges for Lexmark laser printers. In addition, refill and remanufactured alternatives for the company's cartridges are available from independent suppliers and, although generally offering lower print quality, compete with the company's supplies business. As the installed base of laser and inkjet printers grows and ages, the company expects competitive refill and remanufacturing activity to increase.

  Other Office Imaging Products

The market for other office imaging products is extremely competitive and the impact segment of the supplies market is declining. Although the company has exclusive rights to market certain IBM branded supplies until April 1999, there are more than 100 independent ribbon manufacturers and more than 25 independent toner manufacturers competing to provide compatible supplies for IBM branded printing products. Independent manufacturers compete for the after-market ribbon business under either their own brand, private label, or both, using price, aggressive marketing programs, and flexible terms and conditions to attract customers. Depending on the product, prices for compatible products produced by independent manufacturers generally range from 15% to 70% below the company's prices.

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

The company is increasing its efforts to provide laser supplies for other OEM printers. As an after-market supplier in the all-in-one laser cartridge business, the company faces competition from both the OEMs and cartridge remanufacturers. In order to become an effective worldwide supplier of after-market cartridges, the company will need to compete with HP, Canon and Xerox.

The company believes the current number of competitors in the declining worldwide office typewriter market is fewer than 10, down significantly from over 40 in the mid-1980's. The three primary competitors in the U.S. market are Canon, Nakajima and Swintec. The company believes that it is dominant in the U.S. office typewriter market. Remaining office typewriter competitors with multiple product lines continue to shift focus to other products in their portfolios (copier, fax, PC, multifunction, etc.). No significant new office typewriter product announcements have been made by any key competitor since 1993.

Manufacturing

The company's manufacturing facilities are located in Lexington, Kentucky, Boulder, Colorado, Orleans, France and Sydney, Australia, all of which are ISO 9000 certified. The company opened new facilities during 1996 in Rosyth, Scotland, which is ISO 9000 certified and Juarez, Mexico. Most of the company's laser and inkjet technologies are developed in Lexington and Boulder. The company's manufacturing strategy is to keep processes that are technologically complex, proprietary in nature and higher value added, such as the manufacture of inkjet cartridges, at the company's own facilities. Stable technology, labor intensive and non-strategic operations, such as the manufacture of dot matrix printers, are typically performed by lower-cost vendors.

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

Research and Development

The company's research and development activity for the past four years has focused on laser and inkjet printers and associated supplies and on network connectivity products. The company is selective in targeting its research and development efforts. For example, anticipating the industry trend, the company minimized investing in dot matrix technology in 1991 and has instead devoted its research and development resources to the faster growing markets for laser and inkjet printers. The company has been able to keep pace with product development and improvement while spending less than its larger competitors on research and development. It has even been able to achieve significant productivity improvements and minimize research and development costs. In the case of certain products, the company may elect to purchase products and key components from third party suppliers.

The company is committed to being a technology leader in its targeted areas and is actively engaged in the design and development of additional products and enhancements to its existing products. Its engineering effort focuses on laser, inkjet, and connectivity technologies as well as design features that will increase efficiency and lower production costs. The process of developing new technology products is complex and requires innovative designs that anticipate customer needs and technological trends. Research and development expenditures were $129 million in 1997, $124 million in 1996 and $116 million in 1995. In addition, the company must make strategic decisions from time to time as to which new technologies will produce products in market segments that will experience the greatest future growth. There can be no assurance that the company can continue to develop the more technologically advanced products required to remain competitive.

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

The company completed its transition out of the keyboard business by the end of the first quarter of 1996 and entered into an agreement with IBM providing for the orderly transition of the company's keyboard business to IBM or other vendors. Under this agreement with IBM, IBM paid the company $36.5 million of which $24 million related to amounts recorded by the company through September 30, 1995, $6 million of profit recorded through March 1996, and $6.5 million for the purchase of certain keyboard assets. The company's keyboard business, of which IBM represented approximately 95%, accounted for revenues of $32 million and $177 million for the years 1996 and 1995, respectively. Under the original agreement with IBM, the company's keyboard business was guaranteed a minimum gross profit, and in the years ended 1996 and 1995 the keyboard business contributed $6 million and $18 million, respectively, toward the company's consolidated gross profit.

Sales to IBM (excluding sales of keyboards) were $103 million, $163 million and $258 million for the years 1997, 1996 and 1995, respectively. The company believes IBM will continue to be a significant customer but that future revenue and profitability from IBM sales will continue to decline as the company's core printer and associated supplies business represents a larger percentage of the company's total business.

In the third quarter of 1995, the company entered into a profit sharing supplies agreement with IBM and a related agreement for an extension of the IBM trademark agreement that allows the company to continue to use the IBM logo on certain existing printer supplies in its other office imaging products line through March 31, 1999. Under these agreements, Lexmark has been required since April 1996 to share the profits from the company's sale of certain products bearing the IBM logo. The company also entered into a royalty agreement for an extension of the right to use the IBM logo on typewriters, typewriter supplies and certain other IBM branded printer supplies through March 27, 2001. Since these new arrangements became effective on March 27, 1996, the company estimates that operating income has been reduced approximately $7 million to $9 million a quarter.

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

Large Customers

No customer other than IBM has accounted for more than 10% of the company's consolidated revenues since 1995.

Backlog

The company generally ships its products within 30 days of receiving orders and therefore has a backlog of generally less than 30 days at any time, which backlog the company does not consider material to its business.

Employees

As of December 31, 1997, the company had approximately 8,000 employees worldwide of which 5,500 are located in the U.S. and the remaining 2,500 in Europe, Canada, Latin America and Asia Pacific. None of the U.S. employees are represented by any union. Employees in France, Germany and the Netherlands are represented by Statutory Works Councils. Substantially all regular employees have stock options. The company's employees have been organized in employee teams that are able to make rapid decisions and to implement those decisions to achieve faster development and manufacturing cycle times.

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

The company holds approximately 1,350 patents worldwide and has approximately 900 pending patent applications worldwide covering a range of subject matter. The company has filed over 1,000 worldwide patent applications since its inception in 1991. The company's patent strategy includes obtaining patents on key features of new products which it develops and patenting a range of inventions contained in new supply products such as toner and ink cartridges for printers. Where appropriate, the company seeks patents on inventions flowing from its general research and development activities. While no single patent or series of patents is material to the company, the company's patent portfolio in the aggregate serves to protect its product lines and offers the possibility of entering into license agreements with others.

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

In October 1996, Lexmark International entered into an agreement with HP to cross-license each other's patents filed prior to a specified date (the "HP Agreement"). The HP Agreement generally gives both parties a worldwide non-exclusive license under the licensed patents for the manufacture and sale of printers, as well as accessories and consumable supplies designed for use with each party's own printers. In addition, the HP Agreement resolves issues of patent infringement that had been raised by both companies and does not involve any royalty or other payment by either party. The HP Agreement generally permits licenses granted thereunder to be terminated in the event of a "change of control," which includes, in very limited circumstances, an acquisition of substantially less than 50% of the LIG's or Lexmark International's voting shares.

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

Item 2.  Properties

The company's manufacturing and other material operations are conducted at the facilities set forth below:

     Location           Square Feet            Activities               Status
     --------           -----------            ----------               ------
Lexington, KY             2,966,000    Headquarters, Manufacturing,
                                       Development, Administrative,
                                       Distribution, Warehouse,
                                       Marketing                        Owned
                            266,000    Warehouses, Development         Leased(1)
Boulder, CO                 332,000    Manufacturing, Development,
                                       Warehouse                       Leased(2)
Dietzenbach, Germany         49,000    Administrative, Warehouse       Leased(3)
Juarez, Mexico               95,000    Manufacturing, Administrative    Owned
Markham, Ontario             31,000    Administrative, Marketing,
                                       Warehouse                       Leased(4)
Orleans, France             452,000    Manufacturing, Administrative,
                                       Warehouse                        Owned
Ormes, France               192,000    Warehouse                       Leased(5)
Paris, France                48,000    Administrative, Marketing       Leased(6)
Rosyth, Scotland             92,000    Manufacturing, Administrative    Owned
Sydney, Australia            64,000    Manufacturing, Administrative,
                                       Warehouse, Marketing            Leased(7)
--------------------------------------------------
(1) Leases covering 151,000 square feet expire September 1998 and carry one-year renewal options. Lease covering 115,000 square feet expires August 1998 and carries five three-year renewal options.
(2) Lease covering 278,000 square feet expires May 2001 and carries three five-year renewal options. Lease covering 54,000 square feet expires December 1998 and carries two one-year renewal options.
(3) Leases covering this property expire September 2004 and there are no renewal options.
(4) Lease covering this property expires September 2001 and carries two five-year renewal options.
(5) Lease  covering this property  expires
    February 1999 and carries one three-year renewal option.
(6) Leases covering
    this property  expire  December 2006 and there are no renewal  options.
(7) Lease covering this property expires March 2002 and carries one six-year renewal option.

The company believes its facilities are in good operating condition.

Item 3.  Legal Proceedings

The company is party to various litigation and other legal matters that are being handled in the ordinary course of business. The company does not believe that any legal proceedings to which it is a party or to which any of its property is subject will have a material adverse effect on the company's financial position or results of operations. As the company competes more successfully with its larger competitors, the company's increased market presence may attract more frequent legal challenges from its competitors, including claims of possible intellectual property infringement. Although the company does not believe that the outcome of any current claims of intellectual property infringement is likely to have a material adverse effect on the company's future operating results and financial condition, there can be no assurance that such claims will not result in litigation. In addition, there can be no assurance that any litigation that may result from the current claims or any future claims by these parties or others would not have a material adverse effect on the company's business.


Item 4.  Submission of Matters to a Vote of Security Holders

None

                                    Part II

Item 5.    Market For Registrant's Common Equity and Related Stockholder Matters

Lexmark International Group's Class A common stock is traded on the New York Stock Exchange under the symbol LXK. As of February 28, 1998, there were approximately 1,207 holders of record of the Class A common stock and there were no holders of record of the Class B common stock. Information regarding the market prices of the company's Class A common stock appears in Part II, Item 8, Notes to Consolidated Financial Statements, Note 19.

Other than the dividend to stockholders of record on April 3, 1998 of one right to purchase under certain circumstances one one-hundredth of a share of Series A Junior Participating preferred stock, the company has never declared or paid any cash dividends on the Class A common stock and has no current plans to pay cash dividends on the Class A common stock. The payment of any future cash dividends will be determined by the company's Board of Directors in light of conditions then existing, including the company's earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions, certain corporate law requirements and other factors.

The company is a holding company and thus its ability to pay cash dividends on the Class A common stock depends on the company's subsidiaries' ability to pay cash dividends to the company.

Item 6.     Selected Financial Data

The table below summarizes recent financial information for the company. For further information, refer to the company's financial statements and notes thereto presented under Part II, Item 8 of this Form 10-K.

(Dollars in Millions, Except  Share Data)

-------------------------------------------------------------------------------------------------

                                             1997           1996            1995          1994           1993
                                             ----           ----            ----          ----           ----
Statement of  Earnings Data:
-----------------------------------------------------------------------------------------------------------------
Revenues                                   $2,493.5       $2,377.6        $2,157.8       $1,852.3       $1,675.7
Cost of revenues                            1,623.5        1,630.2         1,487.9        1,298.8        1,107.4
-----------------------------------------------------------------------------------------------------------------
Gross profit                                  870.0          747.4           669.9          553.5          568.3

Research and development                      128.9          123.9           116.1          101.0          111.7
Selling, general and administrative           466.5          388.0           359.1          292.9          322.0
Option compensation related to IPO (1)          -              -              60.6            -              -
Amortization of intangibles (2)                 -              5.1            25.6           44.7           64.0
-----------------------------------------------------------------------------------------------------------------
Operating income                              274.6          230.4           108.5          114.9           70.6

Interest expense                               10.8           20.9            35.1           50.6           63.9
Amortization of deferred financing costs
 and other                                      9.1            7.9            10.1           13.6           13.1
-----------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes           254.7          201.6            63.3           50.7           (6.4)
Provision for income taxes                     91.7           73.8            15.2            6.1            3.0
-----------------------------------------------------------------------------------------------------------------
Earnings (loss) before extraordinary item     163.0          127.8            48.1           44.6           (9.4)
Extraordinary loss                            (14.0)           -             (15.7)           -              -
(3)
-----------------------------------------------------------------------------------------------------------------
Net earnings (loss)                        $  149.0       $  127.8        $   32.4       $   44.6       $   (9.4)
Diluted earnings (loss) per common share
 before extraordinary item (4) (11)        $   2.17       $   1.69        $   0.65       $  (0.46)      $  (0.34)
Diluted net earnings (loss) per common
 share (4) (11)                            $   1.98       $   1.69        $   0.44       $  (0.46)      $  (0.34)
Shares used in per share calculation     75,168,776     75,665,734      74,200,279     61,430,896     61,458,241

Statement of Financial Position Data:
-----------------------------------------------------------------------------------------------------------------
Working capital                            $  228.6       $  343.8        $  227.7       $  237.5       $  293.6
Total assets                                1,208.2        1,221.5         1,142.9          960.9        1,215.0
Total long-term debt (including current
 portion)                                      75.0          165.3           195.0          290.0          650.7
Redeemable senior preferred stock (5)           -              -               -              -             85.0
Stockholders' equity (5)                      500.7          540.3           390.2          295.5          173.7

Other Key Data:
-----------------------------------------------------------------------------------------------------------------
Operating income before amortization and
  unusual item (6)                         $  274.6       $  235.5        $  194.7       $  159.6       $  134.6
Diluted earnings (loss) per share before
 unusual items (7) (11)                    $   2.17       $   1.69        $   1.17       $   0.51       $  (0.34)
Cash from operations (8)                      274.9          118.0           307.5          361.9          176.4
Capital expenditures                           69.5          145.0           106.8           58.1           62.4
Debt to total capital ratio                     13%            23%             33%            50%            72%
Return on average equity before unusual
 items (9)                                      30%            27%             25%            21%            (6%)
Number of employees (10)                      7,985         6,573            7,477          5,934          5,885
-----------------------------------------------------------------------------------------------------------------

(1) The company recognized a non-cash compensation charge of $60.6 million ($38.5 million net of tax benefit) in the fourth quarter of 1995 for certain of the company's outstanding employee stock options upon the consummation of the initial public offerings.
(2)  Acquisition-related intangibles were fully amortized by March 31, 1996.
(3) In 1997, represents extraordinary after-tax loss caused by the early extinguishment of the Company's senior subordinated notes and in 1995, represents extraordinary after-tax loss caused by an early extinguishment of debt related to the refinancing of the company's term loan.

(4) Earnings (loss) per common share are net of dividends of $11.8 million and $11.5 million paid on the company's redeemable senior preferred stock in 1994 and 1993. Earnings attributable to common stock in 1994 are also net of a $61.3 million preferred stock redemption premium related to the exchange of redeemable senior preferred stock for Class A common stock on December 30, 1994.
(5) Redeemable senior preferred stock with a liquidation preference of $85.0 million was exchanged for 9,750,000 shares of Class A common stock on December 30, 1994.
(6) Unusual item in 1995 reflects the non-cash compensation charge discussed in (1) above.
(7) Unusual item in 1997 represents the extraordinary after-tax loss discussed in (3) above. Unusual items in 1995 includes the non-cash compensation charge discussed in (1) above and the extraordinary after-tax loss discussed in (3) above. The unusual item in 1994 represents the preferred stock redemption premium discussed in (4) above.
(8) Cash flows from investing and financing activities, which are not presented, are integral components of total cash flow activity.
(9) Unusual item in 1997 represents the extraordinary loss discussed in (3) above. Unusual items in 1995 includes the non-cash compensation charge discussed in (1) above and the extraordinary after-tax loss discussed in
     (3) above.
(10) Represent the number of full-time equivalent employees at December 31st of each year.
(11) Earnings per share amounts have been calculated and presented under the provisions of SFAS No. 128.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto.


OVERVIEW

Lexmark International Group, Inc. (together with its subsidiaries, the "company" or "Lexmark") is a global developer, manufacturer and supplier of laser and inkjet printers and associated consumable supplies. The company also sells dot matrix printers for printing single and multi-part forms by business users. The company's core printer business targets the office and home markets. In addition to its core printer business, Lexmark develops, manufactures and markets a broad line of other office imaging products which include supplies for International Business Machines Corporation ("IBM") branded printers, after-market supplies for other original equipment manufacturer ("OEM") products, and typewriters and typewriter supplies that are sold under the IBM trademark. The company's "keyboard and other" product category was phased out by the end of the first quarter of 1996.

In the past few years, the worldwide printer industry has seen substantial growth in demand for laser and inkjet printers as a result of increasing penetration of personal computers into the office and home markets. During this period, the company's own product mix has evolved, with its laser and inkjet printers and associated supplies representing an increasingly larger percentage of its sales volume and revenues, particularly as the increasing base of installed Lexmark printers generates additional revenues from recurring sales of supplies for those printers (primarily laser and inkjet cartridges). In 1997, revenues from the sale of printers and associated printer supplies increased 10% from 1996 and accounted for 81% of total company revenues of approximately $2.5 billion. Most of this growth was derived from increasing sales of laser and inkjet printers and printer cartridge supplies, offset in part by slowing demand for dot matrix printers which depend on older impact-printing technology and declines in the traditional IBM branded supplies business.

Lexmark believes that its total revenues will continue to grow due to overall market growth and increases in the company's market share in both the network and color inkjet printer categories. Management believes that this growth will more than offset reduced demand for dot matrix impact printers which depend on older impact-printing technology and declines in the traditional IBM branded supplies business.

In recent years, the company's growth rate in sales of printer units generally exceeded the growth rate of its printer revenues due to price pressures and the introduction of new lower priced products in both the laser and inkjet printer markets. In the laser printer market, unit price pressure is partially offset by the tendency of customers to move up to higher priced printer models with faster speeds, greater network connectivity and other new features. In the inkjet printer market, advances in color inkjet technology have resulted in lower prices for printers with sharper resolution and improved performance. The greater affordability of color inkjet printers has been an important factor in the recent growth of this market.

The company's other office imaging products category includes many mature products such as supplies for IBM printers, typewriters and typewriter supplies and other impact supplies that require little investment but provide a significant source of cash flow. The company expects that the market for these products and the profitability from the sale of these products will continue to decline, but the company will attempt to mitigate these declines through the introduction of new supplies for non-impact technologies, such as after-market laser cartridges. Lexmark introduced its first after-market laser cartridges in May 1995 for the large installed base of a range of laser printers sold by other manufacturers. The company's strategy for other office imaging products is to pursue the after-market OEM laser supplies opportunity while managing its mature businesses for cash flow.

The company expects that its overall margins will remain relatively stable as its associated printer supplies business becomes an increasingly larger part of its business, offsetting the decline in the company's other office imaging products supplies business. Although the company expects continuing declines in printer prices, it expects to reduce costs in line with price decreases.

The company's operations have been significantly impacted by a number of key agreements with IBM which were negotiated as part of the acquisition of Information Products Corporation from IBM in March 1991. In general, these agreements expired on March 27, 1996. Although the company and IBM have entered into a number of new agreements, which extend some of the original agreements (although on less favorable terms) and provide for an ongoing relationship in other areas, management expects that future revenue and profit attributable to sales to IBM will continue to decline.

In February 1997, the public offering of 10,148,100 shares of the company's Class A common stock by certain of its stockholders was completed at a public offering price of $24.875 per share. In November 1997, the public offering of 10,145,000 shares of the company's Class A common stock by certain of its stockholders was completed at a public offering price of $31.00 per share. The company and current members of management chose not to sell any shares in either offering and, therefore, did not receive any of the proceeds from the sale of the shares.

In November 1997, the company repurchased an additional 3 million shares (the "Repurchase Shares") from certain of the stockholders participating in the November 1997 offering at a price of $29.90 per share (which was equal to the net proceeds per share received by the selling stockholders participating in the offering) for an aggregate purchase price of approximately $90 million. See "Liquidity and Capital Resources".

In January 1998, the company entered into a new $300 million unsecured, revolving credit facility with a group of banks. Upon entering the new agreement, the company repaid the amounts outstanding on its existing term loan and revolving credit facility.


RESULTS OF OPERATIONS

1997 compared to 1996

Consolidated revenues in 1997 were $2,494 million, an increase of 5% over 1996. Revenues were adversely affected by foreign currency exchange rates due to the strengthening of the U.S. dollar. Without the currency effect, year-to-year revenue growth would have been 10%. Printers and associated supplies revenues were $2,017 million, an increase of 10%, and revenues from other office imaging products were $477 million, a decrease of 7%. Excluding the keyboard business in 1996, revenues for 1997 were up $149 million or 6% from 1996. Total U.S. revenues were up slightly and international revenues were up $115 million or 11%.

[GRAPH APPEARS HERE]

 .        REVENUES
         ... printers and associated supplies represen an increasingly larger proportion of company's operations in percent
                                           1994    1995    1996    1997
                                           ----    ----    ----    ----
         Printers and associated supplies  58.5%   68.5%   77.0%   80.9%
         Other                             41.5    31.5    23.0    19.1


The company's results were primarily driven by printers and associated supplies. The company introduced the Optra S family of monochrome and color laser printers in May 1997, and also made inkjet product announcements in the second and third quarters of 1997, with the introduction of the 1000, 3000 and 7000 Color Jetprinters, along with the 7200 series of Color Jetprinters. Even though the product line was in transition, printer volumes grew at double-digit rates and printer supplies revenues increased during 1997 as compared to 1996 due primarily to the continued growth of the company's installed printer base.

The color inkjet market, the fastest growing segment of the personal printer market (printers in the 1-10 pages per minute ("ppm") category), expanded rapidly due to growth in personal computers and home offices, and the development of easy-to-use color inkjet technology with good quality color print capability at low prices. Lexmark introduced its first color inkjet printer using its own technology in 1994 and experienced strong sales growth through retail outlets. The company increased its product distribution through retail outlets, with the number of such outlets worldwide rising from approximately 5,000 retail outlets in 1995 to more than 15,000 in 1996, and remaining relatively constant during 1997. The company's ability to increase or maintain its presence in the retail marketplace with its branded products may be adversely affected as the company becomes more successful in its sales and marketing efforts for OEM opportunities. The company made substantial capital investments in its inkjet production capacity in 1995 and 1996 to address the growing demand for its color inkjet printers.

With its Optra S laser printers, a majority of the company's laser printers are office desktop printers (laser printers that print at speeds of 11-30 ppm), which the company believes is one of the fastest growing segments of the laser printer market. Office desktop laser printer growth is being driven by the office migration from large mainframe computers to local area networks that link various types of computers using a variety of protocols and operating systems.

The company's installed base of printers supports a large and profitable printer supplies business. Because consumable supplies must be replaced on average one to three times a year, depending on type of printer and usage, demand for laser and inkjet print cartridges is increasing at a higher rate than printer shipments. The company expects this recurring and relatively high margin business to contribute to the stability of the company's earnings over time.

Consolidated gross profit was $870 million for 1997, an increase of 16% from 1996. This was mainly driven by improved printer margins and a richer mix of supplies versus printer hardware. Gross profit as a percentage of revenues for 1997 increased to 34.9% from 31.4% in 1996. Gross profit attributable to printers and associated supplies increased 24%, principally due to reductions in product costs and growth in higher margin associated consumable supplies.

Total operating expenses increased 15% for 1997 compared to 1996. Expenses as a percentage of revenues were 23.9% in 1997 compared to 21.5% (excluding the amortization of intangibles) in 1996. These increases versus 1996 principally reflect planned increases in marketing and sales expenses to launch new products and provide continuing support for Lexmark's products in the marketplace.

Consolidated operating income was $275 million for 1997, an increase of 19% over 1996. This increase was due principally to product cost reductions, growth in associated consumable supplies and the absence of amortization of intangibles, which were fully amortized in the first quarter of 1996.

[GRAPH APPEARS HERE]

 .        OPERATING INCOME BEFORE AMORTIZATION
         dollars in millions

                                   1994     1995     1996    1997
                                   ----     ----     ----    ----
         After unusual item       $159.6   $134.1   $235.5  $274.6
         Before unusual item       159.6    194.7    235.5   274.6

The following table sets forth the percentage of total revenues represented by certain items reflected in the company's statements of earnings.

                                    1997       1996      1995       1994
---------------------------------------------------------------------------
Revenues                              100%      100%      100%       100%
Cost of revenues                       65        69        69         70
---------------------------------------------------------------------------
Gross profit                           35       31        31          30

Research and development                5        5         5           6
Selling, general & administrative      19       16        17          16
Option compensation related to IPO      -        -         3           -
Amortization of intangibles             -        -         1           2
---------------------------------------------------------------------------
Operating income                       11%       10%        5%         6%
---------------------------------------------------------------------------


Earnings before income taxes and extraordinary item were $255 million, an increase of 26% over 1996, principally due to the operating performance and lower interest expense resulting from lower debt levels and lower interest rates.

Earnings before extraordinary item were $163 million, an increase of 28% over 1996. The income tax provision was 36% of earnings before tax in 1997 as compared to approximately 37% in 1996.

Net earnings were $149 million, up 17% over 1996 net earnings. Net earnings for 1997 were affected by an extraordinary charge of $22 million ($14 million net of tax benefit) caused by a prepayment premium and other fees associated with the prepayment of the company's senior subordinated notes in the first quarter of 1997.

Basic net earnings per share were $2.09 for 1997, or $2.29 before extraordinary item, compared to $1.78 in 1996, an increase of 17% and 28%, respectively. Diluted net earnings per share were $1.98 in 1997, or $2.17 before extraordinary item, compared to $1.69 in 1996, an increase of 17% and 28%, respectively.

[GRAPH APPEARS HERE]

 .        IMPACT OF UNUSUAL ITEMS
         in dollars

                                           1994    1995    1996    1997
                                           ----    ----    ----    ----
         Diluted net earnings per share
           after unusual items           $(0.46)  $0.44   $1.69   $1.98
         Diluted net earnings per share
           before unusual items            0.51    1.17    1.69    2.17



1996 compared to 1995

Consolidated revenues in 1996 were $2,378 million, an increase of 10% over 1995. Printers and associated supplies revenues were $1,832 million, an increase of 24%, and revenues from other office imaging products were $513 million, an increase of 2%. The transition out of the keyboard business was completed in March 1996 and, excluding this business, revenues were up $365 million or 18%. Total U.S. revenues increased $10 million or 1%, and excluding the keyboard business, were up 14%. International revenues were up $210 million or 24%.

The increase in consolidated revenues was principally due to growth in the core printer and associated supplies business. Hardware volumes have shown significant growth in the sales of inkjet printers while printer supplies revenues increased due to the continued growth of the company's installed printer base. These revenue increases more than offset price reductions on certain printers. Foreign currency translation effects were slightly unfavorable for 1996 compared to 1995.

Revenues from other office imaging products increased primarily due to the growth of the after-market laser cartridge business which more than offset the declines in the traditional IBM branded supplies business.

The company increased its product distribution through retail outlets, with the number of such outlets worldwide rising from approximately 5,000 retail outlets in 1995 to more than 15,000 in 1996. The company has made substantial capital investments in its inkjet production capacity in 1995 and 1996 to address the growing demand for its color inkjet products.

Consolidated gross profit was $747 million for 1996, an increase of 12% from 1995, principally due to increased printer and associated supplies volumes, lower costs through better cost management, the absence of the lower-margin keyboard business in 1996 and more favorable product sales mix. Gross profit as a percentage of revenues was 31.4% in 1996, slightly better than 31.0% in 1995.

Gross profit attributable to printers and associated supplies increased 25%, principally due to higher revenues and the mix of these revenues. Gross profit margin held steady as competitive price pressures on printers were offset by lower costs and growth in the higher margin associated consumable supplies.

Total operating expenses decreased 8% for 1996 compared to 1995. In 1995, operating expenses included a non-cash option compensation charge of $61 million ($39 million net of tax benefit) recognized for certain of the company's outstanding employee stock options upon the consummation of the initial public offering in November 1995. Operating expense comparisons were also affected by amortization of intangible assets, which were fully amortized by March 1996. Excluding the 1995 non-cash option compensation charge and the amortization of intangibles, operating expenses as a percentage of revenues were 21.5% in 1996 versus 22.0% in 1995.

Consolidated  operating  income was $230  million for 1996,  an increase of 112%
over 1995. Excluding the non-cash option compensation charge and the amortization of intangibles, consolidated operating income was up 21%. This increase was due to stronger 1996 sales volumes and cost and expense controls.

Earnings before income taxes and extraordinary item were $202 million, up 218% over 1995 and up 63% before the non-cash option compensation charge, principally due to the stronger operating performance and lower interest expense as a result of lower debt levels and lower interest rates.

The income tax provision was approximately 37% of earnings before tax for 1996 as compared to 24% in 1995. The effective tax rate for 1995 was favorably impacted by research and development tax credits and the benefit of a foreign sales corporation.

Net earnings were $128 million, up 294%, and up 166% over earnings before extraordinary item in 1995. Excluding the non-cash option compensation charge, earnings before extraordinary item were up 48% to $128 million, up from $87 million in 1995. Net earnings per share were $1.69 for 1996, compared to $0.44, or $0.65 before extraordinary item in 1995, an increase of 287% and 161%, respectively.


LIQUIDITY AND CAPITAL RESOURCES

Lexmark's primary source of liquidity has been cash generated by operations, which totaled $275 million, $118 million and $307 million in 1997, 1996 and 1995, respectively. Cash from operations has been sufficient to allow the company to repay significant amounts of debt, fund the company's working capital needs and finance its capital expenditures during these periods along with the repurchase of $182 million of its Class A common stock during 1997.

The increase in cash provided by operating activities for 1997 was principally due to stronger earnings before extraordinary loss, the increase in amounts outstanding under the trade accounts receivable programs, the increase of net deferred tax liabilities and favorable changes in working capital accounts. The decrease in cash provided by operating activities for 1996 primarily reflects higher working capital requirements in support of sales growth. Trade receivables were up principally due to higher revenues while accounts payable and accrued liabilities were down primarily due to the timing of payments. The 1996 cash from operations was reduced by $21 million due to lower trade receivables outstanding under the trade receivables financing programs than in 1995. Cash from operations was favorably impacted by $25 million due to effective management of inventory levels. Cash from operations in 1995 was unusually high. Cash from operations for 1995 was favorably impacted by $30 million due to increased sales of trade receivables in an accounts receivable financing program and increases in accounts payable and accrued liabilities of $148 million, primarily due to the timing of payments.

Cash flows from operations in 1998 may be less than in 1997 due primarily to higher working capital requirements in support of sales growth and higher capital expenditures to support continued new product introductions. Increased cash flow from earnings is expected to partially offset this decrease.

At December 31, 1997, the company's term loan had a balance of $37 million and the company had $20 million outstanding under its revolving credit facility. The revolving credit facility and term loan at December 31, 1997 were classified as long-term, as the company had the intent and ability, supported by the terms of the new revolving credit facility mentioned below, to obtain long-term financing. In January 1998, the company entered into a new $300 million unsecured, revolving credit facility with a group of banks. Upon entering the agreement, the company repaid the amounts outstanding on its existing term loan and revolving credit facility. The interest rate on the new credit facility ranges from 0.2% to 0.7% above the London Interbank Offered Rate ("LIBOR"), as adjusted under certain limited circumstances, based upon the company's debt rating, if available, or based upon certain performance ratios. Any amounts outstanding under the new revolving credit facility are due upon the maturity of the facility on January 27, 2003. The new revolving credit facility is available for general corporate purposes, including acquisitions and share repurchases, and is expected to be sufficient to meet the company's working capital and capital expenditure requirements. See "Capital Expenditures".

[GRAPH APPEARS HERE]

 .        CAPITAL STRUCTURE
         in percent

                  1994         1995          1996          1997
                  ----         ----          ----          ----
         Equity   50.5%        66.7%         76.6%         87.0%
         Debt     49.5         33.3          23.4          13.0

As of December 31, 1997, the company had short-term debt outstanding of $18 million.

In March 1997, the company prepaid its $120 million 14.25% senior subordinated notes due in 2001. The prepayment resulted in an extraordinary charge of $22 million ($14 million net of tax benefit) caused by a prepayment premium and other fees. Senior notes in the principal amount of $20 million were redeemed in March 1996.

In March 1997, the company entered into three-year interest rate swaps with a total notional amount of $60 million, whereby the company pays interest at a fixed rate of approximately 6.5% and receives interest at a floating rate equal to the three-month LIBOR. The swaps serve as a hedge of financings based on floating interest rates.

Through its hedging programs, the company attempts to insulate a portion of its foreign denominated cash flows from the impact of exchange rate fluctuations. The company utilizes interest rate/currency swaps and has utilized interest rate caps to reduce its interest rate risks. Interest expense incurred in connection with these instruments amounted to $1 million, $1 million and $8 million in 1997, 1996 and 1995, respectively.

At December 31, 1997, substantially all tangible and intangible assets of the company (including shares of capital stock of the company's subsidiaries) served as collateral for the term loan and revolving credit facility. This credit agreement contained customary covenant restrictions with which the company was in compliance as of December 31, 1997. The new revolving credit facility that the company entered into in January 1998, is an unsecured credit facility which also contains customary default provisions, leverage and interest coverage restrictions and certain restrictions on the incurrence of additional debt, liens, mergers or consolidations and investments.

The company is party to an agreement to sell, on a limited recourse basis, up to $100 million of its U.S. trade receivables under a revolving arrangement. Proceeds from any such sales are available for general corporate purposes. At December 31, 1997, trade receivables of $100 million were outstanding under this program and, as collections reduce previously sold receivables, the company may replenish these with new receivables. The agreement, which contains net worth and fixed charge coverage restrictions, must be renewed annually and is expected to be renewed upon its expiration in April 1998. This arrangement provides the company with lower cost funding than is currently available under its revolving credit facility.

The company is also a party to an agreement to sell up to 22 million deutsche marks of Germany trade receivables on a limited recourse basis. At December 31, 1997, 22 million deutsche marks of receivables (approximately $12 million at December 31, 1997 exchange rates) were outstanding under this program and, as collections reduce previously sold receivables, the company may replenish these with new receivables.

In April 1996, the company's board of directors authorized the repurchase of up to $50 million of its Class A common stock. In May 1997, the company's board of directors authorized the repurchase of an additional $150 million of its Class A common stock. As of December 31, 1997, the company had repurchased 6,438,114 shares at prices ranging from $21.25 to $33.75 per share for an aggregate cost of approximately $182 million, including the Repurchase Shares mentioned earlier. In February 1998, the company's board of directors authorized the repurchase of up to an additional $200 million of its Class A common stock. This repurchase authority, like the prior authorizations, allows the company at management's discretion to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors.

In October 1995, 50,000 shares of junior preferred stock owned by the company's savings plan were exchanged for 750,000 shares of Class A common stock. The junior preferred stock was then retired.


CAPITAL EXPENDITURES

Capital expenditures totaled $70 million, $145 million and $107 million in 1997, 1996 and 1995, respectively. The 1997 expenditures were mostly made in support of new products. Both 1996 and 1995 expenditures were higher due to expansion of the inkjet printer products manufacturing capacity, which included the conversion of a Lexington facility and the establishment of facilities in Mexico and Scotland to manufacture inkjet cartridges. Looking forward to 1998, the company expects capital expenditures to be between $90 and $100 million and to be funded primarily through cash from operations.


EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

Revenues derived from international operations, including exports from the United States, make up over half of the company's consolidated revenues, with European revenues accounting for about 69% of international revenues. Substantially all foreign subsidiaries maintain their accounting records in their local currencies. Consequently, period-to-period comparability of results of operations is affected by fluctuations in exchange rates. While currency translation has significantly affected international revenues and cost of revenues, it did not have a material impact on operating income for the years 1995 - 1997. The company attempts to reduce its exposure to exchange rate fluctuations through the use of operational hedges, such as pricing actions and product sourcing decisions.

[GRAPH APPEARS HERE]

 .        REVENUES BY GEOGRAPHIC AREA*

         dollars in millions

                           1994         1995          1996         1997
                           ----         ----          ----         ----
         U.S             $1,023       $1,112        $1,100       $1,110
         Europe             615          791           896          951
         Other Intl.        214          255           382          433

         *International revenues include exports from the U.S.

The company's exposure to exchange rate fluctuations generally cannot be minimized solely through the use of operational hedges. Therefore, the company utilizes financial instruments such as forward exchange contracts and currency options to reduce the impact of exchange rate fluctuations on firm and anticipated cash flow exposures and certain assets and liabilities which arise from transactions denominated in currencies other than the functional currency. The company does not purchase currency related financial instruments for purposes other than exchange rate risk management.

The company believes that international operations in new geographic markets will be less profitable than operations in U.S. and European markets as a result, in part, of the higher investment levels for marketing, selling and distribution required to enter these markets. Although the current economic conditions in some of the Asian geographies may adversely affect the company's growth in that region, management does not expect the impact will result in the company's not being able to achieve its 1998 operating income growth objective.


TAX MATTERS

The company's effective tax rate for 1997 was 36%, for 1996 was approximately 37%, and for 1995 was 24%. The effective tax rate in 1995 was favorably impacted by research and development tax credits and the benefit of a foreign sales corporation.

As of December 31, 1997, the company had non-U.S. tax loss carryforwards of $53 million, including $20 million which expire between the years 2000 and 2004. Portions of these non-U.S. tax loss carryforwards (approximately $13 million) are not expected to provide a future benefit because they are attributable to income of certain non-U.S. entities that are also taxable in the U.S.


INFLATION

The company is subject to the effects of changing prices. The company operates in an industry where product prices are very competitive and subject to downward price pressures. As a result, future increases in production costs or raw material prices could have an adverse effect on the company's business. However, the company actively manages its product costs and manufacturing processes in an effort to minimize the impact on earnings of any such increases.

IMPACT OF THE YEAR 2000 ISSUE

The company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and has developed a comprehensive plan to resolve the issue. The Year 2000 Issue is the result of computer programs that fail to utilize the full four-digit representation of a year which would cause date-sensitive software to recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The company plans to complete the Year 2000 Issue Project by December 31, 1998.


Due to the company's major information technology systems operating in a client server environment, the total cost associated with the required modifications and conversions is not expected to be material to the company's financial position or results of operations and is being expensed as incurred.

The company is communicating with its significant suppliers, customers and others with which it conducts business to help them identify and resolve their own Year 2000 Issue. If necessary modifications and conversions by the company and those with which it conducts business are not completed timely, the Year 2000 Issue may have a material adverse effect on the company's results of operations.

The costs of the project and the date on which the company expects to complete the Year 2000 Issue modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from expectations.


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

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, Earnings per Share. Effective December 15, 1997, the company adopted this statement and has restated all prior period earnings per share ("EPS") data presented. This statement replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively.

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, effective for fiscal years beginning after December 15, 1997. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement does not require a specific format for that financial statement but requires that an entity display an amount representing total comprehensive income for the period in that financial statement. This statement requires that an entity classify items of other comprehensive income by their nature in a financial statement. For example, other comprehensive income may include foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. In addition, the accumulated balance of other comprehensive income must be displayed separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. Based on current accounting standards, this new accounting standard is not expected to have a material impact on the company's financial position, results of operations or liquidity. The company will adopt this accounting standard on January 1, 1998, as required.

In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the enterprise's chief operating decision maker in deciding how to allocate resources and in assessing performance. This statement requires reporting segment profit or loss, certain specific revenue and expense items and segment assets. It also requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts reported in the consolidated financial statements. Restatement of comparative information for earlier periods presented is required in the initial year of application. Interim information is not required until the second year of application, at which time comparative information is required. This statement's requirements are disclosure oriented and, therefore, will not have a material impact on the company's financial position, results of operations or liquidity. The company will adopt this accounting standard on January 1, 1998, as required.


  Factors That May Affect Future Results and Information Concerning
   Forward-Looking Statements

Certain of the statements contained in this Report may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, (i) statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" concerning (a) the company's belief that its total revenues will continue to grow due to overall market growth and increases in the company's market share in both the network and color inkjet printer categories and that this growth will more than offset reduced demand in sales of certain of its products, (b) the company's expectation that printer prices will continue to decline and that it expects to reduce costs in line with price decreases, (c) the company's expectation that its overall margins will remain relatively stable as new product introductions contribute to growth in printer unit volumes and the associated printer supplies business becomes a larger part of the company's business, offsetting the decline in sales of certain of the company's other office imaging products, (d) the company's belief that office desktop printers are one of the fastest growing segments of the laser printer market, (e) the company's statement that higher working capital requirements are expected to be partially offset by earnings growth, (f) the company's expectations with respect to its 1998 capital expenditures, (ii) the statements in "Item 1. Business -- Market Overview and Strategy -- Printers and Associated Supplies -- Market Overview" concerning the company's belief about growth in the printer hardware market, including double-digit growth in volume of certain product categories such as office desktop laser printers and color inkjet printers, continued growth in the company's associated printer supplies business, and the after-market laser cartridge market being a market with significant growth potential and "-- Environmental and Regulatory Matters" concerning the company's belief that compliance with all laws and regulations applicable to it is not expected to have a material effect on its capital expenditures, earnings and competitive position, (iii) the statements in "Item 3. Legal Proceedings" concerning the company's belief with respect to the possible effect of certain legal proceedings, and current or future claims of intellectual property infringement on its financial position or results of operations, (iv) other statements as to management's expectations and belief presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", (v) other statements as to management's expectations and belief presented elsewhere in this Report and (vi) variations in the foregoing statements whenever they appear in this Report. Forward-looking statements are made based upon management's current expectations and belief concerning future developments and their potential effects upon the company. There can be no assurance that future developments affecting the company will be those anticipated by management. There are a number of factors that could cause actual results to differ materially from estimates or expectations reflected in such forward-looking statements, including, without limitation, the factors set forth below:

~ The company's future operating results may be adversely affected if it is unable to continue to develop, manufacture and market products that meet customers' needs. The markets for printers and associated supplies are highly competitive, especially with respect to pricing and the introduction of new technologies and products offering improved features and functionality. The company and its major competitors, all of which have significantly greater financial, marketing and technological resources than the company, have regularly lowered prices on their printers and are expected to continue to do so. In particular, the inkjet printer market has experienced and is expected to continue to experience significant printer price pressure from the company's major competitors. Price reductions beyond expectations or the inability to reduce costs, contain expenses or increase sales as currently expected, as well as price protection measures, could result in lower profitability and jeopardize the company's ability to grow or maintain its market share.

~ The life cycles of the company's products, as well as delays in product development and manufacturing, variations in the cost of component parts, delays in customer purchases of existing products in anticipation of new product introductions by the company or its competitors and market acceptance of new products and programs, may cause a buildup in the company's inventories, make the transition from current products to new products difficult and could adversely affect the company's future operating results. Further, some of the company's newly developed products replace or compete with some of the company's existing products. The competitive pressure to develop technology and products also could cause significant changes in the level of the company's operating expenses.

~ Revenues derived from international sales, including exports from the United States, make up over half of the company's revenues. Accordingly, the company's future results could be adversely affected by a variety of factors, including foreign currency exchange rate fluctuations, trade protection measures, changes in a specific country's or region's political or economic conditions and unexpected changes in regulatory requirements. Moreover, margins on international sales tend to be lower than those on domestic sales, and the company believes that international operations in new geographic markets will be less profitable than operations in the U.S. and European markets as a result, in part, of the higher investment levels for marketing, selling and distribution required to enter these markets.

~ The company's success depends in part on its ability to obtain patents, copyrights and trademarks, maintain trade secret protection and operate without infringing the proprietary rights of others. Current or future claims of intellectual property infringement could prevent the company from obtaining technology of others and could otherwise adversely affect its operating results, cash flows, financial position or business, as could expenses incurred by the company in enforcing its intellectual property rights against others.

~ Part of the company's business strategy is to expand its business through the acquisition of related businesses. There can be no assurance that suitable acquisitions can be accomplished on terms favorable to the company. Further, there can be no assurance that the company will be able to operate profitably any businesses or other assets it may acquire, effectively integrate the operations of such acquisitions or otherwise achieve the intended benefits of such acquisitions.

~ Factors unrelated to the company's operating performance, including economic and business conditions, both national and international; the loss of significant customers or suppliers; changes in and execution of the company's business strategy; and the ability to retain and attract key personnel, could also adversely affect the company's operating results. In addition, trading activity in the company's common stock, particularly in light of the substantial number of shares owned by the original investor group that are available for resale, may affect the company's common stock price.

While the company reassesses material trends and uncertainties affecting the company's financial condition and results of operations in connection with its preparation of its quarterly and annual reports, the company does not intend to review or revise, in light of future events, any particular forward-looking statement contained in this Report.

The information referred to above should be considered by investors when reviewing any forward-looking statements contained in this Report, in any of the company's public filings or press releases or in any oral statements made by the company or any of its officers or other persons acting on its behalf. The important factors that could affect forward-looking statements are subject to change, and the company does not intend to update the foregoing list of certain important factors. By means of this cautionary note, the company intends to avail itself of the safe harbor from liability with respect to forward-looking statements that is provided by Section 27A and Section 21E referred to above.


Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 8.     Financial Statements and Supplementary Data


Lexmark International Group, Inc. and Subsidiaries
CONSOLIDATED  STATEMENTS OF EARNINGS
For the years ended December 31, 1997, 1996 and 1995
(Dollars in Millions, Except Per Share Amounts)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                          1997           1996           1995
                                          ----           ----           ----

Revenues                               $2,493.5       $2,377.6        $2,157.8

Cost of revenues                        1,623.5        1,630.2         1,487.9
--------------------------------------------------------------------------------
        Gross profit                      870.0          747.4           669.9

Research and development                  128.9          123.9           116.1
Selling, general and administrative       466.5          388.0           359.1
Option compensation related to IPO          -              -              60.6
Amortization of intangibles                 -              5.1            25.6
--------------------------------------------------------------------------------
       Operating expenses                 595.4          517.0           561.4

--------------------------------------------------------------------------------
        Operating income                  274.6          230.4           108.5

Interest expense                           10.8           20.9            35.1
Amortization of deferred financing
 costs and other                            9.1            7.9            10.1
--------------------------------------------------------------------------------
       Earnings before income taxes
        and extraordinary item            254.7          201.6            63.3

Provision for income taxes                 91.7           73.8            15.2
--------------------------------------------------------------------------------
        Earnings before extraordinary
         item                             163.0          127.8            48.1

Extraordinary loss on extinguishment of
 debt
  (net of related tax benefit of $8.4
  in 1997 and $6.4 in 1995)               (14.0)           -             (15.7)
--------------------------------------------------------------------------------
        Net earnings                   $  149.0       $  127.8         $  32.4

Basic earnings per share:
        Before extraordinary item      $   2.29       $   1.78         $  0.70
        Extraordinary loss                (0.20)           -             (0.23)
--------------------------------------------------------------------------------
       Net earnings per share          $   2.09       $   1.78         $  0.47

Diluted earnings per share:
       Before extraordinary item       $   2.17       $   1.69         $  0.65
       Extraordinary loss                 (0.19)           -             (0.21)
--------------------------------------------------------------------------------
       Net earnings per share          $   1.98       $   1.69         $  0.44

Shares used in per share calculation:
       Basic                         71,314,311     71,629,572      68,859,900
       Diluted                       75,168,776     75,665,734      74,200,279

--------------------------------------------------------------------------------
See notes to consolidated financial statements.

Lexmark International Group, Inc. and Subsidiaries
CONSOLIDATED  STATEMENTS OF FINANCIAL  POSITION
As of December 31, 1997 and 1996
(Dollars in Millions, Except Share Amounts)
--------------------------------------------------------------------------------

                                                        1997            1996
                                                        ----            ----
ASSETS
Current assets:
     Cash and cash equivalents                     $   43.0          $  119.3
     Trade receivables, net of allowance of
      $19 in 1997 and $18 in 1996                     318.9             304.7
     Inventories                                      353.8             271.0
     Prepaid expenses and other current assets         60.4              70.1
--------------------------------------------------------------------------------
          Total current assets                        776.1             765.1

Property, plant and equipment, net                    409.6             434.1
Other assets                                           22.5              22.3
--------------------------------------------------------------------------------
          Total assets                             $1,208.2          $1,221.5
--------------------------------------------------------------------------------



LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term debt                              $   18.0           $    2.1
     Accounts payable                                302.0              197.2
     Accrued liabilities                             227.5              222.0
--------------------------------------------------------------------------------
          Total current liabilities                  547.5              421.3

Long-term debt                                        57.0              163.2
Other liabilities                                    103.0               96.7
--------------------------------------------------------------------------------
          Total liabilities                          707.5              681.2
--------------------------------------------------------------------------------

Stockholders' equity:
     Preferred stock, $.01 par value,
      1,600,000 shares authorized, no shares
      issued and outstanding                           -                  -
     Common stock, $.01 par value:
          Class A, 160,000,000 shares authorized;
           67,539,935 and 70,213,603 outstanding
           in 1997 and 1996, respectively              0.7                0.7
          Class B, 10,000,000 shares authorized;
           410,537 and 2,446,523 outstanding
           in 1997 and 1996, respectively              -                  -
     Capital in excess of par                        537.2              519.3
     Retained earnings                               168.8               19.8
     Accumulated translation adjustment              (23.8)               0.5
     Treasury stock, at cost; 6,438,114 shares
      in 1997                                       (182.2)               -
--------------------------------------------------------------------------------
          Total stockholders' equity                 500.7              540.3
--------------------------------------------------------------------------------
          Total liabilities and stockholders'
           equity                                 $1,208.2           $1,221.5

--------------------------------------------------------------------------------
See notes to consolidated financial statements.

Lexmark International Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 1997, 1996 and 1995
(Dollars In Millions)
--------------------------------------------------------------------------------

                                                1997        1996         1995
                                                ----        ----         ----
Cash flows from operating activities:
Net earnings                                   $149.0      $127.8       $ 32.4
Adjustments to reconcile net earnings
 to net cash
    provided by operating activities:
     Depreciation and amortization               77.5        69.2         99.1
     Option compensation related to IPO           -           -           60.6
     Extraordinary loss on extinguishment
      of debt                                    22.4         -           15.7
     Deferred taxes                              40.7        12.3        (30.8)
     Other non-cash charges to operations        24.6        22.6         45.5
--------------------------------------------------------------------------------
                                                314.2       231.9        222.5
     Change in assets and liabilities:
         Trade receivables                      (47.5)      (70.1)       (52.5)
         Trade receivables programs              33.3       (21.0)        30.0
         Inventories                            (82.8)       25.3        (17.3)
         Accounts payable                       104.8       (12.4)        71.3
         Accrued  liabilities                     5.5       (36.4)        76.5
         Other assets and liabilities           (52.6)        0.7        (23.0)
--------------------------------------------------------------------------------
              Net cash provided by operating
               activities                       274.9       118.0        307.5

Cash flows from investing activities:
     Purchases of property, plant and
      equipment                                 (69.5)     (145.0)      (106.8)
     Proceeds from sale of property,
      plant and equipment                         1.1         3.6          6.6
--------------------------------------------------------------------------------
              Net cash used for investing
               activities                       (68.4)     (141.4)      (100.2)

Cash flows from financing activities:
     Increase in short-term debt                 35.8         2.1          -
     Proceeds from issuance of long-term debt,
      net of issue costs of $2.8 in 1995          0.2         5.7        147.2
     Principal payments on long-term debt      (125.5)      (38.0)      (245.0)
     Charges related to extinguishment of debt  (22.4)        -            -
     Purchase of treasury stock                (182.2)        -            -
     Exercise of stock options and warrants      15.2        23.0          -
     Preferred dividends paid                     -           -           (2.2)
--------------------------------------------------------------------------------
              Net cash used for financing
               activities                      (278.9)       (7.2)      (100.0)

Effect of exchange rate changes on cash          (3.9)       (0.6)         1.2
--------------------------------------------------------------------------------

Net increase (decrease) in cash and cash
 equivalents                                    (76.3)      (31.2)       108.5
Cash and cash equivalents - beginning of
 period                                         119.3       150.5         42.0
--------------------------------------------------------------------------------
Cash and cash equivalents - end of period      $ 43.0      $119.3       $150.5

--------------------------------------------------------------------------------
See notes to consolidated financial statements.

Lexmark International Group, Inc. and Subsidiaries
CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  EQUITY
For the years  ended December 31, 1997, 1996 and 1995

(Dollars in Millions, Except Share Amounts)

--------------------------------------------------------------------------------------------------------------


                                                                    Junior                    Class A
                                                                Preferred Stock             Common Stock
                                                                ---------------             ------------
                                                              Shares      Amount        Shares         Amount
                                                              ------      ------        ------         ------
Balance at December 31, 1994                                  50,000      $  5.0     60,387,105         $0.6
Issuance of common stock less notes receivable of $0.1                                    3,600
Conversion of Class B to Class A common stock                                         2,361,377
Conversion of junior preferred stock to Class A common stock (50,000)       (5.0)       750,000
Shares issued upon exercise of warrants                                                 254,385
Option compensation related to IPO
Long-term incentive plan compensation
Net shares issued upon exercise of options                                              547,152
Cash received for payments on notes receivable for common
 stock issued to management and certain other individuals
Translation adjustment
Net earnings
--------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                                  ----        ----       64,303,619          0.6
Conversion  of Class B to Class A common stock                                        3,442,100          0.1
Option compensation expense
Long-term incentive plan compensation
Net shares issued upon exercise of options                                            2,467,884
Tax benefit  related to stock options and warrants
Cash received for payments on notes receivable for common
 stock issued to management and certain other individuals
Translation adjustment
Net earnings
--------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                                   ----        ----      70,213,603          0.7
Conversion  of Class B to Class A common stock                                        2,035,986
Shares issued upon exercise of warrants                                                 531,284
Option compensation expense
Long-term incentive plan compensation
Deferred stock plan compensation
Shares issued upon exercise of options                                                1,197,176
Tax benefit related to stock options and warrants
Treasury shares repurchased
Cash received for payments on notes receivable for common
 stock issued to management and certain other individuals
Translation adjustment
Net earnings
--------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                                   ----       $----      73,978,049        $0.7
--------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.


-----------------------------------------------------------------------------------------------------------------

         Class B
       Common Stock
   --------------------                           Retained         Accumulated
                              Capital in          Earnings         Translation      Treasury
   Shares        Amount      Excess of Par        (Deficit)         Adjustment         Stock             Total
   ------        ------      -------------        ---------        -----------      --------            -------
 8,250,000       $ 0.1          $430.2            $(140.4)           $----            $----              $295.5
                                                                                                         ----
(2,361,377)                                                                                              ----
                                   5.0                                                                   ----
                                   1.7                                                                      1.7
                                  58.7                                                                     58.7
                                   0.6                                                                      0.6
                                  (1.8)                                                                    (1.8)

                                   0.2                                                                      0.2
                                                                         2.9                                2.9
                                                     32.4                                                  32.4
-----------------------------------------------------------------------------------------------------------------
 5,888,623         0.1           494.6             (108.0)               2.9           ----               390.2
(3,442,100)       (0.1)                                                                                  ----
                                   1.2                                                                      1.2
                                   0.8                                                                      0.8
                                  15.1                                                                     15.1
                                   7.4                                                                      7.4

                                   0.2                                                                      0.2
                                                                        (2.4)                              (2.4)
                                                    127.8                                                 127.8
-----------------------------------------------------------------------------------------------------------------
 2,446,523      ----             519.3               19.8                0.5           ----               540.3
(2,035,986)                                                                                              ----
                                   1.1                                                                      1.1
                                   0.6                                                                      0.6
                                   0.1                                                                      0.1
                                   1.8                                                                      1.8
                                   7.8                                                                      7.8
                                   6.4                                                                      6.4
                                                                                       (182.2)           (182.2)

                                   0.1                                                                      0.1
                                                                       (24.3)                             (24.3)
                                                    149.0                                                 149.0
-----------------------------------------------------------------------------------------------------------------
   410,537     $----            $537.2             $168.8             $(23.8)         $(182.2)           $500.7
-----------------------------------------------------------------------------------------------------------------

               Lexmark International Group, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in Millions, Except Share Amounts)


1. ORGANIZATION AND BUSINESS

         Lexmark International Group, Inc. (together with its subsidiaries, the "company") is a global developer, manufacturer and supplier of laser and inkjet printers and associated consumable supplies. The company also sells dot matrix printers for printing single and multi-part forms by business users. The company's core printer business targets the office and home markets. In addition to its core printer business, the company develops, manufactures and markets a broad line of other office imaging products which include supplies for International Business Machines Corporation ("IBM") branded printers, after-market supplies for other original equipment manufacturer ("OEM") products, and typewriters and typewriter supplies that are sold under the IBM trademark. The principal customers for the company's products are dealers, retailers and distributors worldwide. The company employs marketing teams which target large accounts to generate demand in selected industries worldwide. The company's products are sold in over 150 countries in North and South America, Europe, the Middle East, Africa, Asia, the Pacific Rim and the Caribbean.


2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

         The accompanying consolidated financial statements include the accounts of Lexmark International Group, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Foreign Currency Translation:

         Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment are translated into U.S. dollars at period-end exchange rates. Income and expense accounts are translated at average exchange rates prevailing during the period. Adjustments arising from the translation of assets and liabilities are accumulated as a separate component of stockholders' equity.

Use of Estimates:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used when accounting for such items as the allowance for doubtful accounts, inventory reserves, product warranty, depreciation, employee benefit plans and taxes.

Cash Equivalents:

         All highly liquid investments with an original maturity of three months or less at the company's date of purchase are considered to be cash equivalents.

Inventories:

         Inventories are stated at the lower of average cost or market. The company considers all raw materials to be in production upon their receipt.

Property, Plant and Equipment:

         Property, plant and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. Property, plant and equipment accounts are relieved of the cost and related accumulated depreciation when assets are disposed of or otherwise retired.

Revenue Recognition:

         Sales are recognized when products are shipped to customers. A provision for estimated sales returns is recorded in the period in which related sales are recognized.

Advertising Costs:

         The company expenses advertising costs when incurred. Advertising expense was approximately $56.9 million, $49.3 million and $43.0 million in 1997, 1996 and 1995, respectively.

Income Taxes:

         The company utilizes the liability method of accounting for income taxes. This method requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Earnings Per Share:

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 128, Earnings per Share. Under SFAS No. 128, the company presents two earnings per share ("EPS") amounts. Basic EPS are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflect the potential dilution of securities that could share in the earnings, including stock options and warrants. EPS amounts have been calculated and presented under the provisions of SFAS No. 128.

3. INVENTORIES

          Inventories consisted of the following at December 31:

                                  1997      1996
----------------------------------------------------
Work in process                  $211.2    $144.6
Finished goods                    142.6     126.4
----------------------------------------------------
                                 $353.8    $271.0
----------------------------------------------------

4. PROPERTY, PLANT AND EQUIPMENT

         Property,  plant  and  equipment consisted of the following at December
31:

                                    1997     1996
---------------------------------------------------
Land and improvements              $ 16.2   $ 15.9
Buildings and improvements          171.9    184.9
Machinery and equipment             428.9    392.2
Information systems and furniture   124.4    118.7
---------------------------------------------------
                                    741.4    711.7
Less accumulated depreciation       331.8    277.6
---------------------------------------------------
                                   $409.6   $434.1
---------------------------------------------------

         Depreciation expense was $76.8 million, $62.3 million and $71.2 million for 1997, 1996 and 1995, respectively.


5. ACCRUED LIABILITIES

         Accrued liabilities consisted of the following at December 31:

                                       1997       1996
-------------------------------------------------------
Compensation                         $ 58.7     $ 57.6
Income taxes payable                    9.5        7.0
Fixed assets                            9.0       26.8
Warranty                               30.6       31.0
Value added tax                         6.6       15.5
Deferred revenue                       27.8       17.4
Other                                  85.3       66.7
-------------------------------------------------------
                                     $227.5     $222.0
-------------------------------------------------------

6. DEBT

         Long-term debt consisted of the following at December 31:

                                       1997       1996
---------------------------------------------------------
   Revolving credit facility
    refinanced                          $20.0    $  -
   Term loan refinanced                  37.0      37.0
   Senior subordinated notes, 14.25%
    interest rate, due in 2001            -       120.0
   Other                                  -         6.2
---------------------------------------------------------
                                        $57.0    $163.2
---------------------------------------------------------

         In March 1997, the company prepaid its $120.0 million, 14.25 percent senior subordinated notes due in 2001. The prepayment resulted in an extraordinary charge of $22.4 million ($14.0 million net of tax benefit) caused by a prepayment premium and other fees. In 1995, the company refinanced its term loan and revolving credit facility. This early extinguishment of debt resulted in an extraordinary charge of $22.1 million ($15.7 million net of tax benefit) caused by the mark to market of a related hedging instrument and other fees.

         In March 1997, the company entered into three-year interest rate swaps with a total notional amount of $60.0 million, whereby the company pays interest at a fixed rate of approximately 6.5% and receives interest at a floating rate equal to the three-month London Inter Bank Offered Rate (LIBOR). The swaps serve as a hedge of financings based on floating interest rates. The company also has an interest rate/currency swap with a notional amount remaining of $36.7 million. The interest rate/currency swap matures on March 27, 1998. The effective rate of interest on the term loan (after giving effect to the interest rate/currency swap) was 6.7% at December 31, 1997.

         In January 1998, the company entered into a new $300.0 million unsecured, revolving credit facility with a group of banks. Upon entering the new agreement, the company repaid the amounts outstanding on its existing term loan and revolving credit facility. The revolving credit facility and term loan at December 31, 1997 were classified as long-term, as the company had the intent and ability, supported by the terms of the new revolving credit facility, to obtain long-term financing.

         The interest rate on the new credit facility ranges from 0.2% to 0.7% above LIBOR, as adjusted under certain limited circumstances, based upon the company's debt rating, if available, or based upon certain performance ratios. In addition, the company pays a facility fee on the $300.0 million of 0.1% to 0.3% based upon the company's debt rating, if available, or based upon certain performance ratios. The interest and facility fee rates are calculated quarterly.

         The $300.0 million credit agreement contains customary default provisions, leverage and interest coverage restrictions and certain restrictions on the incurrence of additional debt, liens, mergers or consolidations and investments. Any amounts outstanding under the $300.0 million credit facility are due upon the maturity of the facility on January 27, 2003.

         Interest expense of $0.9 million, $1.2 million and $7.7 million in 1997, 1996 and 1995, respectively, related to the swaps discussed above, previously outstanding interest rate/currency swaps and interest rate caps and options is included in interest expense in the statement of earnings.

         Total cash paid for interest amounted to $13.2 million, $24.2 million and $41.4 million in 1997, 1996 and 1995, respectively.


7. STOCKHOLDERS' EQUITY

         The Class A common stock is voting and exchangeable for Class B common stock in very limited circumstances. The Class B common stock is non-voting and is convertible, subject to certain limitations, into Class A common stock.

         At December 31, 1997, approximately 77,300,000 and 1,750,000 shares of Class A and Class B common stock were unissued and unreserved. These shares are available for a variety of general corporate purposes, including future public offerings to raise additional capital and for facilitating acquisitions.

         The remaining warrants outstanding in connection with a technology agreement with an unrelated party to purchase 634,365 shares of Class A common stock at $6.67 per share were exercised during 1997.

         In April 1996, the company's board of directors authorized the repurchase of up to $50 million of its Class A common stock. In May 1997, the company's board of directors authorized the repurchase of an additional $150 million of its Class A common stock. The repurchase authority allows the company at management's discretion to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During the year ended December 31, 1997, the company repurchased 6,438,114 shares at prices ranging from $21.25 to $33.75 per share for an aggregate cost of approximately $182.2 million. In February 1998, the company's board of directors authorized the repurchase of up to an additional $200 million of its Class A common stock. This repurchase authority, like the prior authorizations, allows the company at management's discretion to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors.

         In February 1998, the company's board of directors adopted a stockholder rights plan (the "Rights Plan") which provides existing stockholders with the right to purchase one one-hundredth (0.01) of a share of Series A Junior Participating preferred stock for each share of common stock held in the event of certain changes in the company's ownership. The Rights Plan may serve as a deterrent to certain abusive takeover tactics which are not in the best interest of stockholders. The rights will expire on January 31, 2008, unless earlier redeemed by the company.


8. STOCK INCENTIVE PLANS

         The company has established various stock incentive plans to encourage employees and non-employee directors to remain with the company and to more closely align their interests with those of the company's stockholders. Under the employee plans, as of December 31, 1997 approximately 1,300,000 shares of Class A common stock are reserved for future grants in the form of stock options, stock appreciation rights, restricted stock, performance shares or deferred stock units. Under the director plan, as of December 31, 1997 approximately 42,000 shares of Class A common stock are reserved for future grants in the form of stock options and deferred stock units. As of December 31, 1997, awards under the programs have been limited to stock options, restricted stock, performance shares and deferred stock units.

         The exercise price of options awarded under these plans is equal to the fair market value of the underlying common stock on the date of grant. All options expire ten years from the date of grant and become fully vested at the end of five years based upon continued employment or the completion of three years of service on the board of directors.

         The company recognized a non-cash compensation charge in 1995 of $60.6 million ($38.5 million net of tax benefit) for certain stock options outstanding prior to the initial public offering in November 1995.

         The company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for restricted stock, performance-based awards and the non-cash compensation charge mentioned in the preceding paragraph. Had compensation expense for the company's stock-based compensation plans been determined based on the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, net earnings and earnings per share would have been reduced to the pro forma amounts indicated in the table below:

                                     1997           1996            1995
-----------------------------------------------------------------------------
Net earnings - as reported          $149.0         $127.8          $32.4
Net earnings - pro forma             145.1          125.0           29.9

Basic EPS - as reported             $ 2.09         $ 1.78          $0.47
Basic EPS - pro forma                 2.04           1.74           0.44

Diluted EPS - as reported           $ 1.98         $ 1.69         $ 0.44
Diluted EPS - pro forma               1.93           1.65           0.40
-----------------------------------------------------------------------------

         The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                          1997         1996        1995
-------------------------------------------------------------------------
Expected dividend yield                   -          -            -
Expected stock price volatility            44%        45%          45%
Weighted average risk-free                6.2%       5.8%         5.9%
interest rate
Weighted average expected life of options
(years)                                   4.8        3.9          4.4
-------------------------------------------------------------------------

         The weighted average fair value of options granted during 1997, 1996 and 1995 was $11.84, $7.67 and $8.16 per share, respectively.

         The pro forma effects on net income for 1997, 1996 and 1995 are not representative of the pro forma effect on net income in future years because they do not take into consideration pro forma compensation expense related to grants made prior to 1995.

         A summary of the status of all of the company's stock incentive plans as of December 31, 1997, 1996 and 1995 and changes during the years then ended is presented below:

                                                     Weighted
                                                     Average
                                                     Exercise
                                     Number            Price
---------------------------------------------------------------

Outstanding at January 1, 1995     8,048,010         $  7.26
Granted                            2,609,007           19.14
Exercised                           (987,108)           7.09
Forfeited or canceled               (241,128)           8.20
---------------------------------------------------------------

Outstanding at December 31, 1995   9,428,781           10.54
Granted                              508,532           19.39
Exercised                         (2,664,363)           7.11
Forfeited or canceled               (321,088)          14.81
---------------------------------------------------------------

Outstanding at December 31, 1996   6,951,862           12.31
Granted                            1,355,755           25.67
Exercised                         (1,276,408)           7.82
Forfeited or canceled               (239,284)          18.40
---------------------------------------------------------------

Outstanding at December 31, 1997   6,791,925          $15.58
---------------------------------------------------------------

         As of December 31, 1997, 1996, and 1995 there were 3,678,324, 4,574,734 and 6,787,426 options exercisable, respectively.

         The  following  tables  summarize   information   about  stock  options
outstanding at December 31, 1997:

                          Options Outstanding
------------------------------------------------------------------------
                       Number     Weighted-Average
     Range of       Outstanding      Remaining       Weighted-Average
  Exercise Prices     at             Contractual       Exercise Price
                      12/31/97          Life
------------------------------------------------------------------------
 $  6.67 to  $14.75   2,817,330            4.0 years       $  7.52
   15.00 to   19.75     603,574            7.3               16.19
   20.00 to   36.44   3,371,021            8.4               22.25
------------------------------------------------------------------------
 $  6.67 to  $36.44   6,791,925            6.5              $15.58
------------------------------------------------------------------------


                 Options Exercisable
----------------------------------------------------
                        Number
     Range of         Exercisable   Weighted-Average
  Exercise Prices     at 12/31/97   Exercise Price
----------------------------------------------------
 $  6.67 to $14.75       2,701,118      $ 7.37
   15.00 to  19.75         282,646       16.07
   20.00 to  36.44         694,560       20.40
----------------------------------------------------
 $  6.67 to $36.44       3,678,324      $10.50
----------------------------------------------------

9. INCOME TAXES

         The provision for income taxes consisted of the following:

                                   1997    1996    1995
--------------------------------------------------------
Currently payable:
  Federal                         $37.8   $50.0   $32.3
  Non-U.S.                          9.9     5.3     5.1
  State and local                   3.3     6.2     8.6
--------------------------------------------------------
                                   51.0    61.5    46.0

Deferred payable (benefit):
    Federal                        34.1    12.0   (23.9)
    Non-U.S.                        2.6     0.1    (0.4)
    State and local                 4.0     0.2    (6.5)
--------------------------------------------------------
                                   40.7    12.3   (30.8)
--------------------------------------------------------
Provision for income taxes        $91.7   $73.8   $15.2
--------------------------------------------------------

         Earnings before income taxes were as follows:

                                     1997    1996    1995
---------------------------------------------------------
U.S.                                $166.7  $129.6  $27.3
Non-U.S.                              88.0    72.0   36.0
----------------------------------------------------------
Earnings before  income taxes       $254.7  $201.6  $63.3
----------------------------------------------------------


         The U.S. and non-U.S. earnings before income taxes reflect write-offs of certain intercompany obligations owed to the U.S. totaling $10.6 million in 1995.

         The company realized an income tax benefit from the exercise of certain stock options and warrants in 1997 and 1996 of $6.4 million and $7.4 million, respectively. This benefit resulted in a decrease in current income taxes payable and an increase in capital in excess of par.

         Significant components of deferred income taxes were as follows:

                                         1997     1996
--------------------------------------------------------
Deferred tax assets:
 Tax loss carryforwards                $ 14.9    $ 24.2
 Intangible assets                        7.0      10.3
 Alternative minimum tax credits          -         6.3
 Unexercised stock options                6.4      12.4
 Inventories                             17.5      20.2
 Valuation allowance                    (20.8)    (32.3)
--------------------------------------------------------
       Total deferred tax assets         25.0      41.1
--------------------------------------------------------
Deferred tax liabilities:
 Prepaid expenses                         3.1       4.6
 Property, plant and equipment           19.9      17.2
 Other                                   24.1       0.7
--------------------------------------------------------
       Total deferred tax liabilities    47.1      22.5
--------------------------------------------------------
Net deferred tax asset (liability)     $(22.1)   $ 18.6
--------------------------------------------------------

         The net decrease in the total valuation allowance for the years ended December 31, 1997 and 1996 was $11.5 million and $44.9 million, respectively. The company has non-U.S. tax loss carryforwards of $53.0 million including $19.7 million which expire between the years 2000 and 2004. Of these non-U.S. tax loss carryforwards, $13.4 million are not expected to provide a future benefit because they are attributable to certain non-U.S. entities that are also taxable in the U.S.

         A reconciliation of the provision for income taxes using the U.S. statutory rate and the company's effective tax rate was as follows:


                                            1997                  1996                 1995
                                     ----------------       ---------------      ---------------
                                      Amount      %          Amount     %         Amount     %
------------------------------------------------------------------------------------------------
Provision for income taxes at
 statutory  rate                       $89.2    35.0%       $70.5    35.0%      $22.2    35.0%
State and local income taxes, net of
 federal tax benefi                      7.3     2.9          6.4     3.2         1.4     2.2
Losses providing no tax benefit          5.8     2.3         45.1    22.3        31.2    49.3
Change in the beginning-of-the-year
 balance of the valuation allowance
 for deferred  tax assets affecting
 provision                             (11.5)   (4.5)       (44.9)  (22.3)      (33.6)  (53.1)
Research and development credit         (5.5)   (2.2)        (2.9)   (1.4)       (3.8)   (6.0)
Foreign sales corporation               (2.6)   (1.0)        (5.0)   (2.5)       (2.3)   (3.6)
Non-U.S. income exempt from tax          -       -            -       -          (3.7)   (5.8)
Other                                    9.0     3.5          4.6     2.3         3.8     6.0
------------------------------------------------------------------------------------------------
Provision for income taxes             $91.7    36.0%       $73.8    36.6%      $15.2    24.0%
------------------------------------------------------------------------------------------------

         Cash paid for income taxes was $36.3 million, $60.7 million and $24.1 million in 1997, 1996 and 1995, respectively.

10. EMPLOYEE PENSION PLANS

         The company and its subsidiaries have retirement plans covering substantially all regular employees. The total pension expense of all defined benefit plans is determined using the projected unit credit actuarial method.

         Plan assets are invested in government securities, corporate debt, annuity contracts and equity securities. It is the company's policy to fund amounts for pensions sufficient to meet the minimum requirements prescribed by various government regulations and such additional amounts as the company may determine to be appropriate.

         U.S. Plans: Regular full-time employees in the U.S. are covered by a noncontributory defined benefit plan, which is funded by company contributions to an irrevocable trust fund held for the sole benefit of employees. Monthly retirement benefits are based on service and compensation. Benefits become vested upon completion of five years of service. The company has a supplemental retirement plan for employees whose benefits under the defined benefit plan are limited because of restrictions imposed by federal tax laws.

         Non-U.S. Plans: Most subsidiaries have retirement plans covering substantially all employees funded through various fiduciary-type arrangements. Retirement benefits are generally based on years of service and compensation during a fixed number of years immediately prior to retirement.

         Net periodic pension expense included the following components:

                                                U.S. Plans                         Non-U.S. Plans
                                       ---------------------------            -------------------------
                                       1997        1996       1995            1997      1996       1995
----------------------------------------------------------------------------------------------------------
Service cost                           $10.9      $15.5       $12.3           $2.1     $2.0       $1.9
Interest cost                           24.3       23.0        20.3            4.2      4.5        4.5
Actual (gain) loss return on
 plan assets                           (70.2)     (27.2)      (82.4)          (4.7)    (4.3)      (4.9)
Net amortization and deferral           38.3       (5.8)       56.3            1.1      0.6        1.3
Settlement/curtailment losses            -          -           -              0.3      0.9        -
----------------------------------------------------------------------------------------------------------
Net periodic pension expense           $ 3.3      $ 5.5       $ 6.5           $3.0     $3.7       $2.8
----------------------------------------------------------------------------------------------------------

   The funded status at December 31 was as follows:

                                                           U.S. Plans                   Non-U.S. Plans
                                                      --------------------           ---------------------
                                                        1997        1996               1997         1996
----------------------------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
  Vested benefit obligation                            $266.2       $218.5            $ 57.7       $ 53.7

----------------------------------------------------------------------------------------------------------
  Accumulated benefit obligation                       $305.8       $256.0            $ 61.1       $ 57.3
----------------------------------------------------------------------------------------------------------

Plan assets at fair value                              $386.5       $322.8            $ 56.3       $ 54.9
Projected benefit obligation                            380.3        303.2              70.6         66.7
----------------------------------------------------------------------------------------------------------
Plan assets in excess of (or less than) projected
benefit obligation                                        6.2         19.6             (14.3)      (11.8)
Unrecognized net (gain) loss                             (1.6)       (11.8)              7.1         3.9
Additional minimum liability                              -            -                (3.1)       (2.5)
----------------------------------------------------------------------------------------------------------
Prepaid pension cost (pension liability)               $  4.6       $  7.8            $(10.3)     $(10.4)
----------------------------------------------------------------------------------------------------------

         Significant actuarial assumptions used to determine the projected benefit obligation and to compute the expected long-term return on assets were as follows:

                                                      U.S. Plans                     Non-U.S. Plans
                                             -----------------------------    ------------------------------
                                               1997      1996       1995        1997       1996       1995
------------------------------------------------------------------------------------------------------------
Discount rate                                  7.0%      7.5%       7.0%        6.3%       6.8%       7.5%
Long-term rate of compensation increase        4.5%      5.0%       4.5%        3.9%       4.3%       4.8%
Expected long-term rate of return on
 plan assets                                  10.0%     10.0%      10.0%        7.2%       7.4%       8.1%
------------------------------------------------------------------------------------------------------------

         The  actuarial  assumptions  for  non-U.S.   plans  represent  weighted
averages reflecting the combined assumptions for all non-U.S. plans.

         The company also sponsors various defined contribution plans for employees in certain countries. Company contributions are based upon a percentage of employees' contributions. The company's expense under these plans amounted to $4.5 million, $4.4 million and $2.9 million in 1997, 1996 and 1995, respectively.

11. OTHER POSTRETIREMENT BENEFIT PLANS

         The company and certain of its non-U.S. subsidiaries have medical, dental and life insurance plans for retirees. Most retirees outside the U.S. are covered by government-sponsored programs. The company provides U.S. retirees with medical benefits similar to those provided to full-time employees, subject to certain maximums. The company does not fund its postretirement benefit plans. All U.S. full-time employees who meet certain years of service requirements are eligible for postretirement benefits.

         Net periodic U.S. postretirement benefit expense included the following components:

                                 1997      1996     1995
--------------------------------------------------------
Service cost                     $3.0      $3.1     $1.7
Interest cost                     2.0       1.8      1.4
Amortization of net loss
 from earlier periods             -         0.2      -
--------------------------------------------------------
Net periodic U.S.
 postretirement benefit expense  $5.0      $5.1     $3.1
--------------------------------------------------------

        The U.S. postretirement benefit liability at December 31 was as follows:

                                          1997      1996
-----------------------------------------------------------
Active employees, not fully eligible
 for benefits                              $23.2     $22.3
Fully eligible active plan participants      9.8       4.8

-----------------------------------------------------------
Accumulated postretirement benefit
 obligation                                 33.0      27.1
Unrecognized net loss                       (4.3)     (3.0)
-----------------------------------------------------------
Postretirement benefit liability           $28.7     $24.1
-----------------------------------------------------------

         Assumed medical cost inflation for 1998, 1999, and 2000 is projected to be 8.7%, 7.9% and 4.0%, respectively, for an average annual medical cost increase over the next three years of 6.9%. No medical inflation is assumed after 2000, by which time medical costs are assumed to have doubled from 1991 levels. Since the plan caps medical costs at twice the 1991 levels, the effect of a 1% increase in the assumed medical inflation rate is not material. The assumed discount rate for postretirement medical benefits is 7.2%, 7.7% and 7.2% for 1997, 1996 and 1995, respectively.

         IBM agreed to pay for its pro rata share (currently estimated at $66.5 million) of future postretirement benefits for all company employees based on relative years of service with IBM and the company.


12. COMMITMENTS

         The company is committed under operating leases (containing various renewal options) for rental of office and manufacturing space and equipment. Rent expense (net of rental income of $5.6 million, $5.8 million and $5.6 million) was $16.0 million, $13.0 million and $9.9 million in 1997, 1996 and 1995, respectively. Future minimum rentals under terms of non-cancelable operating leases at December 31 are: 1998-$18.3 million; 1999-$15.2 million; 2000-$11.5 million; 2001-$7.6 million; 2002-$4.3 million and thereafter-$3.2 million.

13. DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

         The company manages risk arising from fluctuations in interest rates and currency exchange rates by using derivative financial instruments. The company manages exposure to counterparty credit risk by entering into derivative financial instruments with highly rated institutions that can be expected to fully perform under the terms of such agreements. The company does not hold or issue financial instruments for trading purposes. Where appropriate, the company arranges master netting agreements.

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

         Interest Rate Risk Management: The company has, from time to time, utilized interest rate swaps, caps and options to maintain an appropriate balance between fixed and floating rate debt in order to minimize the effect of changing interest rates on earnings.

         Interest rate swaps and interest rate/currency swaps are included in the statement of financial position as accrued liabilities and other liabilities, respectively. Interest differentials resulting from interest rate swap agreements used to change the interest rate characteristics of debt are recorded on an accrual basis as an adjustment to interest expense. Premiums paid for interest rate cap and option agreements are included in the statement of financial position as current assets and non-current assets and are charged to interest expense over the terms of the agreements or when written off, if the option expires unexercised. Amounts receivable under cap agreements and gains realized on options are recognized as reductions of interest expense over the terms of the agreements. In the event of an early termination of an interest rate swap agreement designated as a hedge, the gain or loss is deferred, recorded in non-current assets or liabilities, and recognized as an adjustment to interest expense over the remaining term of the contract.

         For additional information related to derivative financial instruments used to manage interest rate risk, see Note 6.

         Foreign Exchange Risk Management: The company enters into foreign currency swaps, options, and forward exchange contracts in its management of foreign currency exposures. Realized and unrealized gains and losses on contracts that are designated as hedges are recognized in earnings in the same period as the underlying hedged transactions. Contracts that do not qualify as hedges for accounting purposes are marked to market and the resulting gains and losses are recognized in current earnings. The cash flows resulting from hedge contracts are classified as cash flows from operating activities.

         Notional amounts at December 31 were as follows:


                              1997          1996
---------------------------------------------------
Forward contracts            $205.7        $102.4
Options purchased             249.8         241.3
Options written              (104.9)        (97.3)
---------------------------------------------------

         Forward contracts and purchased options are used to hedge firm and anticipated purchases of inventory and are included in the statement of financial position as current assets and accrued liabilities. These instruments typically have remaining terms of one year or less. Gains and losses receiving hedge accounting treatment are recognized in earnings in the same period as the underlying hedged transactions. In the event of an early termination of a currency exchange agreement designated as a hedge, the gain or loss and any fees paid continue to be deferred and are included in the settlement of the underlying transaction.

         The company purchases and writes offsetting foreign currency options, which do not qualify for hedge accounting treatment, for the purpose of reducing the net cost of its hedging strategies. These instruments are included in the statement of financial position as current assets and accrued liabilities, respectively.

         Concentrations of Credit Risk: The company's main concentrations of credit risk consist primarily of temporary cash investments and trade receivables. Temporary cash investments are placed with various financial institutions. Company guidelines have been established relating to the amount of deposits or investments that may be held by each financial institution. IBM is the most significant trade customer of the company (see Note 16); otherwise, credit risk related to trade receivables is dispersed across a large number of customers located in various geographic areas. The company also has off-balance sheet credit risk for the reimbursement from IBM of its pro rata share of postretirement benefits to be paid by the company (see Note 11).


14. FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following table summarizes the carrying amounts and fair values of financial instruments with fair values different than their carrying amounts at December 31:

                                               1997                 1996
                                          Asset (Liability)    Asset(Liability)
-------------------------------------------------------------------------------
                                          Carrying   Fair      Carrying   Fair
                                           Amount    Value      Amount    Value
                                           ------    -----      ------    -----
Non-derivatives:
Long-term debt (senior subordinated notes)  $-        $-       $(120.0)  (129.0)

Derivatives:
Prepaid expenses and other current assets    1.4       3.0         1.5      2.2
Accrued liabilities                          -        (0.7)        -       (0.6)
Other assets (liabilities)                   0.4       0.6        (6.0)    (7.7)
--------------------------------------------------------------------------------

         The carrying amounts in the table are included in the statement of financial position under the indicated captions. The amounts in the table are presented net of amounts offset in accordance with FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts.

         Cash and cash equivalents and trade receivables are valued at their carrying amounts as recorded in the statement of financial position, and are reasonable estimates of fair value given the relatively short period to maturity for these instruments. The carrying value of the term loan approximates its fair value given its variable rate interest provisions. Derivative financial instruments which do not qualify for hedge accounting are recorded in the statement of financial position at their fair value. The fair value of the senior subordinated notes was estimated based on current rates available to the company for debt with similar characteristics. Fair values for the company's derivative financial instruments are based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current assumptions.

15. SALES OF RECEIVABLES

         The company entered into an agreement to sell up to $100.0 million of U.S. trade receivables on a limited recourse basis. As collections reduce previously sold receivables, the company may replenish these with new receivables. At December 31, 1997, U.S. trade receivables of $100.0 million had been sold and, due to the revolving nature of the agreement, $100.0 million also remained outstanding. At December 31, 1996, trade receivables of $65.0 million were sold and outstanding. The agreement, which contains net worth and fixed charge coverage restrictions, must be renewed annually, and is expected to be renewed upon its expiration in April 1998. The risk the company bears from bad debt losses on U.S. trade receivables sold is limited to approximately 10% of the outstanding balance of receivables sold. The company addresses this risk of loss in its allowance for doubtful accounts. Receivables sold may not include amounts over 60 days past due or concentrations over certain limits with any one customer.

         The company entered into an agreement to sell up to 22 million deutsche marks of Germany trade receivables on a limited recourse basis. At December 31, 1997, Germany trade receivables of 21.8 million deutsche marks ($12.3 million at December 31, 1997 exchange rates) were outstanding under this program and, as collections reduce previously sold receivables, the company may replenish these with new receivables. At December 31, 1996, German trade receivables of 21.8 million deutsche marks ($14.0 million at December 31, 1996 exchange rates) were sold and outstanding.

         During 1997, the company adopted SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 125 provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings and addresses programs such as the company's trade receivables programs in the U.S. and Germany. With the adoption of SFAS No. 125, the company continues to account for the transfer of receivables under both programs as sale transactions. In response to SFAS No. 125 for purposes of the U.S. program, the company formed and sells its receivables to a wholly owned subsidiary, Lexmark Receivables Corporation ("LRC"), which then sells the receivables to an unrelated third party. LRC is a separate legal entity with its own separate creditors who, in a liquidation of LRC, would be entitled to be satisfied out of LRC's assets prior to any value in LRC becoming available for equity claims of an LRC stockholder.

         The company sells a portion of its non-U.S. trade receivables on a recourse basis. Proceeds from these sales totaled $18.6 million, $48.9 million and $86.9 million in 1997, 1996 and 1995, respectively. All amounts had been collected at December 31, 1997 and approximately $5.3 million remained uncollected at December 31, 1996.

         Expenses incurred under these programs totaling $5.2 million, $5.4 million and $3.5 million for 1997, 1996 and 1995 respectively, are included in other non-operating expense.


16. MAJOR CUSTOMER

         IBM was considered a major customer prior to 1996, and accounted for approximately 4%, 8% and 20% of the company's total revenues in 1997, 1996 and 1995, respectively.

17. EARNINGS PER SHARE

                                       For the Year Ended December 31, 1997
                                    --------------------------------------------
                                      Earnings        Shares           Per Share
                                     (Numerator)   (Denominator)         Amount
                                     -----------   -------------       ---------
Earnings before extraordinary item    $ 163.0
Basic EPS
 Earnings available to common
    stockholders                        163.0       71,314,311          $ 2.29

Effect of Dilutive Securities
 Warrants                                 -            324,238

 Long-term incentive plan                 -             10,430

 Stock options                            -          3,519,797
                                      -------       ----------
Diluted EPS
 Earnings available to common
    stockholders plus assumed
     conversions                      $ 163.0       75,168,776          $ 2.17

                                    --------------------------------------------

Options to purchase an additional 42,948 shares of Class A common stock at prices between $32.56 and $36.44 per share were outstanding at December 31, 1997 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.



                                       For the Year Ended December 31, 1996
                                    --------------------------------------------
                                      Earnings        Shares           Per Share
                                     (Numerator)   (Denominator)         Amount
                                     -----------   -------------       ---------
Earnings before extraordinary item     $127.8
Basic EPS
 Earnings available to common
    stockholders                        127.8       71,629,572           $1.78

Effect of Dilutive Securities
 Warrants                                 -            424,285

 Long-term incentive plan                 -             34,563

 Stock options                            -          3,577,314
                                       ------       ----------
Diluted EPS
 Earnings available to common
    stockholders plus assumed
     conversions                       $127.8       75,665,734           $1.69

                                    --------------------------------------------

Options to purchase an additional 25,124 shares of Class A common stock at prices between $24.75 and $26.75 per share were outstanding at December 31, 1996 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.

                                       For the Year Ended December 31, 1995
                                    --------------------------------------------
                                      Earnings        Shares           Per Share
                                     (Numerator)   (Denominator)         Amount
                                     -----------   -------------       ---------
Earnings before extraordinary item     $48.1
Basic EPS
 Earnings available to common
    stockholders                        48.1        68,859,900          $0.70

Effect of Dilutive Securities
 Warrants                                -             548,421

 Long-term incentive plan                -              37,165

 Stock options                           -           4,754,793
                                       -----        ----------
Diluted EPS
 Earnings available to common
    stockholders plus assumed
    conversions                        $48.1        74,200,279         $ 0.65

                                    --------------------------------------------

Options to purchase an additional 2,114,321 shares of Class A common stock at prices between $19.75 and $22.25 per share were outstanding at December 31, 1995 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.

18. INTERNATIONAL OPERATIONS

         The company operates in the office products industry segment and manufactures its products in the U.S., France, Australia, Mexico and Scotland and markets them throughout the world. Intergeographic transfers are accounted for on an arm's length pricing basis. Revenues from international operations, including exports from the U.S., represent approximately half of consolidated revenues. Summarized financial data by region follows:

                                    1997            1996              1995
------------------------------------------------------------------------------
Revenues:
    U.S.
         Trade (1)               $1,283.6         $1,282.5          $1,278.4
         Intercompany               575.7            546.6             443.7
------------------------------------------------------------------------------
         Total U.S.               1,859.3          1,829.1           1,722.1

    Europe
         Trade                      919.1            858.7             731.7
         Intercompany               100.5             23.1               3.2
------------------------------------------------------------------------------
         Total Europe             1,019.6            881.8             734.9

    Other international
         Trade                      290.8            236.4             147.7
         Intercompany                 7.2              2.9               2.8
------------------------------------------------------------------------------
    Total other international       298.0            239.3             150.5
------------------------------------------------------------------------------
                                  3,176.9          2,950.2           2,607.5
    Eliminations                   (683.4)          (572.6)           (449.7)
------------------------------------------------------------------------------
    Total                        $2,493.5         $2,377.6          $2,157.8
------------------------------------------------------------------------------

    Operating income: (2)
         U.S.                    $  178.0         $  154.3          $   65.8
         Europe                      96.4             77.5              46.2
         Other international         (1.1)             3.5               2.3
         Eliminations                 1.3             (4.9)             (5.8)
------------------------------------------------------------------------------
    Total                        $  274.6         $  230.4          $  108.5
------------------------------------------------------------------------------

    Total assets:
         U.S.                    $1,024.4         $1,034.3          $1,016.1
         Europe                     545.9            385.9             319.8
         Other international        119.8             92.7              53.8
         Eliminations              (481.9)          (291.4)           (246.8)
------------------------------------------------------------------------------
    Total                        $1,208.2         $1,221.5          $1,142.9
------------------------------------------------------------------------------

(1)      U.S. trade revenues include exports to international locations.

(2) Includes non-cash compensation charge in 1995 of $45.7 million, $13.6 million and $1.3 million for the U.S., Europe, and other international, respectively.

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                         First     Second     Third     Fourth
                                        Quarter    Quarter    Quarter   Quarter
--------------------------------------------------------------------------------
1997:
Revenues                                $583.4     $556.3     $618.3    $735.5
Gross profit                             199.8      193.4      215.6     261.2
Operating income                          55.7       57.5       67.0      94.4
Earnings before extraordinary item        30.7       34.3       41.0      57.0
Net earnings                              16.7       34.3       41.0      57.0

Basic EPS before extraordinary item*    $ 0.42     $ 0.48     $ 0.57    $ 0.83
Diluted EPS before extraordinary item*    0.40       0.45       0.54      0.78
Basic EPS*                                0.23       0.48       0.57      0.83
Diluted EPS*                              0.22       0.45       0.54      0.78

Stock prices:
 High                                   $29.63     $30.50     $36.31    $38.00
 Low                                     22.00      19.13      26.88     29.56

1996:
Revenues                                $587.8     $555.3     $547.6    $686.9
Gross profit                             182.4      172.2      173.9     218.9
Operating income                          44.0       52.9       55.1      78.4
Net earnings                              21.6       30.8       30.2      45.2

Basic EPS*                              $ 0.31     $ 0.42     $ 0.42    $ 0.62
Diluted EPS*                              0.29       0.40       0.40      0.59

Stock prices:
 High                                   $23.25     $23.13     $20.88    $27.75
 Low                                     16.00      17.88      13.38     18.88
--------------------------------------------------------------------------------
*The sum of the quarterly earnings per share amounts do not equal the year-to-date earnings per share due to changes in average share calculations. This is in accordance with prescribed reporting requirements.

         First quarter 1997 net earnings were reduced by an extraordinary charge of $22.4 million ($14.0 million net of tax benefit) caused by an early extinguishment of the company's senior subordinated notes.


20. NEW ACCOUNTING STANDARDS

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

         In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the enterprise's chief operating decision maker in deciding how to allocate resources and in assessing performance. This statement requires reporting segment profit or loss, certain specific revenue and expense items and segment assets. It also requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts reported in the consolidated financial statements. Restatement of comparative information for earlier periods presented is required in the initial year of application. Interim information is not required until the second year of application, at which time comparative information is required. This statement's requirements are disclosure oriented and, therefore, will not have a material impact on the company's financial position, results of operations or liquidity. The company will adopt this accounting standard on January 1, 1998, as required.

MANAGEMENT'S REPORT ON
FINANCIAL STATEMENTS

The consolidated financial statements and related information included in this Financial Report are the responsibility of management and have been reported in conformity with generally accepted accounting principles. All other financial data in this Annual Report have been presented on a basis consistent with the information included in the consolidated financial statements. Lexmark International Group, Inc. maintains a system of financial controls and procedures, which includes the work of corporate auditors, which we believe provides reasonable assurance that the financial records are reliable in all material respects for preparing the consolidated financial statements and maintaining accountability for assets. The concept of reasonable assurance is based on the recognition that the cost of a system of financial controls must be related to the benefits derived and that the balancing of those factors requires estimates and judgment. This system of financial controls is reviewed, modified and improved as changes occur in business conditions and operations, and as a result of suggestions from the corporate auditors and Coopers & Lybrand L.L.P.

The Finance & Audit Committee, composed of outside members of the Board of Directors, meets periodically with management, the independent accountants and the corporate auditors, for the purpose of monitoring their activities to ensure that each is properly discharging its responsibilities. The Finance & Audit Committee, independent accountants, and corporate auditors have free access to one another to discuss their findings.


  /s/ Marvin L. Mann


Marvin L. Mann
Chairman and chief executive officer


  /s/ Gary E. Morin


Gary E. Morin
Vice president and chief financial officer

REPORT OF INDEPENDENT ACCOUNTANTS

To the board of directors of Lexmark International Group, Inc.

         We have audited the accompanying consolidated statements of financial position of Lexmark International Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lexmark International Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


 /s/ Coopers & Lybrand L.L.P.


Coopers & Lybrand L.L.P.
Lexington, Kentucky
February 18, 1998

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    Part III

Item 10.     Directors and Executive Officers of the Registrant

Information required by Part III, Item 10 of this Form 10-K is incorporated by reference from the company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later that 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K, except that the information with respect to executive officers of the Registrant is presented below.

The executive officers of the company and their respective ages, positions and years of service with the company are set forth below.

                                                                                                 Years With
Name of Individual             Age    Position                                                   The Company
------------------             ---    --------                                                   -----------
Marvin L. Mann                  65    Chairman of the Board and Chief Executive Officer               7
Paul J. Curlander               45    Director, President and Chief Operating Officer                 7
Gary E. Morin                   49    Vice President and Chief Financial Officer                      2
Kathleen J. Affeldt             49    Vice President, Human Resources                                 7
Daniel P. Bork                  46    Director of Taxes                                               1
Vincent J. Cole, Esq.           41    Vice President, General Counsel and Secretary                   7
David L. Goodnight              45    Corporate Controller                                            4
Clifford D. Gookin              40    Vice President, Corporate Development                           2
Thomas B. Lamb                  40    Vice President                                                  2
Bernard V. Masson               50    Vice President                                                  2
John C. Mitchell                51    Vice President                                                  1
Donald C. Shropshire, Jr.       59    Vice President and General Manager                              7
John A. Stanley                 60    Vice President and President of Lexmark Europe                  7
Alfred A. Traversi              46    Vice President, Information Technology and Operations           1



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

Mr. Lamb has been Vice President and President of the Imaging Solutions Division of Lexmark International since August 1997. He served as Vice President and General Manager of the Imaging Solutions Division from January 1996 up to his appointment as division president. Prior to joining the company, Mr. Lamb held various senior management positions with General Chemical Corporation, including most recently, the position of Vice President and General Manager of the Industrial Chemicals Division.

Mr. Masson has been Vice President and President of the Consumer Printer Division of Lexmark International since August 1997. He served as Vice President and General Manager of the Consumer Printer Division from December 1995 up to his appointment as division president. Prior to joining the company, Mr. Masson was Vice President and General Manager of DH Technology's DHPRINT unit, a publicly-held manufacturer of specialty printers, primarily for the financial, retail and gaming markets worldwide. Prior to 1992, Mr. Masson served as Senior Vice President and General Manager - Plotter Division of Calcomp, Inc.

Mr. Mitchell has been Vice President and President of the Business Printer Division of Lexmark International since August 1997. He served as Vice President and General Manager of the Business Printer Division from the time he joined the company in January 1997 up to his appointment as division president. Prior to joining the company, Mr. Mitchell held various executive and senior management positions with Nabisco, including most recently, the position of President - Planters and Lifesavers Companies.

Mr. Shropshire has been Vice President and General Manager of Lexmark International since October 1994. Prior to such time, he served as Vice President and General Manager, Asia Pacific, Canada, and Latin America and Information Technology. When he joined the company in 1991, Mr. Shropshire served as Vice President, Marketing and Sales, U.S., Canada, Latin America, and Asia Pacific. In his prior 27 years with IBM, he held various executive positions in marketing, development and general management.

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

Mr. Traversi has been President of Customer Services since October 1997. He served as Vice President of Information Technology and Operations of Lexmark International from the time he joined the company in October 1996 up to his appointment as President of Customer Services. Prior to joining the company, Mr. Traversi was Vice President - Operations Services with Taco Bell Corporation. Prior to 1994, Mr. Traversi held various senior management positions with Digital Equipment Corporation.

Item 11.     Executive Compensation

Information required by Part III, Item 11 of this Form 10-K is incorporated by reference from the company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later that 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

Information required by Part III, Item 12 of this Form 10-K is incorporated by reference from the company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later that 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K.

Item 13.     Certain Relationships and Related Transactions

Information required by Part III, Item 13 of this Form 10-K is incorporated by reference from the company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later that 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K.

                                     Part IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1  Financial Statements:

       Financial  statements  filed as part of this Form 10-K are included under
        Part II, Item 8.

(a) 2  Financial Statement Schedules:                         Pages In Form 10-K
                                                              ------------------

       Report of Independent Accountants                             65

       For the years ended December 31, 1997, 1996, and 1995:
        Schedule II - Valuation and Qualifying Accounts              66

All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

                        REPORT OF INDEPENDENT ACCOUNTANTS


Our report on the consolidated financial statements of Lexmark International Group, Inc. and subsidiaries as of December 31, 1997 and 1996 and for each of the years in the three year period ended December 31, 1997 is included on page 59 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 66 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




 /s/ Coopers & Lybrand L.L.P.

Coopers & Lybrand L.L.P.

Lexington, Kentucky
February 18, 1998

LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 1995, 1996, and 1997
                              (Dollars in Millions)



                 (A)                       (B)                 (C)                  (D)           (E)
                                                            Additions
                                                    --------------------------
                                        Balance at   Charged to   Charged to                    Balance at
                                        Beginning    Costs and      other                         End of
             Description                of Period     Expenses     Accounts      Deductions       Period
--------------------------------------  ----------   ----------   ----------     ----------     ----------

1995:
  Allowance for doubtful accounts           $19.4        $13.2        $  -          $ (5.5)         $27.1
  Inventory reserves                         36.0         36.9           -           (27.9)          45.0
  Deferred tax assets valuation
   allowance                                110.8          4.5           -           (38.1)          77.2

1996:
  Allowance for doubtful accounts           $27.1        $ 3.0        $  -          $(12.1)         $18.0
  Inventory reserves                         45.0         30.0           -           (41.4)          33.6
  Deferred tax assets valuation
   allowance                                 77.2          0.8           -           (45.7)          32.3

1997:
  Allowance for doubtful accounts           $18.0        $ 5.1        $  -          $ (3.7)         $19.4
  Inventory reserves                         33.6         26.5           -           (20.5)          39.6
  Deferred tax assets valuation
   allowance                                 32.3          3.8           -           (15.3)          20.8

Item 14(a)(3).  Exhibits

Exhibits for the company are listed in the Index to Exhibits beginning on page E-1.





(b)  Reports on Form 8-K

A Current Report on Form 8-K dated October 20, 1997, with respect to a press release announcing the company's financial results for the three and nine months ended September 30, 1997, was filed with the Securities and Exchange Commission by the company.

A Current Report on Form 8-K dated October 21, 1997, with respect to the company entering into an agreement, and issuing a press release announcing its agreement to repurchase three million shares of its outstanding Class A common stock from certain of its stockholders participating in the secondary offering of shares of the company's Class A common stock, was filed with the Securities and Exchange Commission by the company.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Lexington, State of Kentucky, on March 6, 1998.



                                            LEXMARK INTERNATIONAL GROUP, INC.




                                            By /s/  Marvin L. Mann
                                               -------------------------------
                                               Name:  Marvin L. Mann
                                               Title: Chairman of the Board &
                                                      Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

         Signature               Title                              Date
         ---------               -----                              ----

/s/ Marvin L. Mann            Chairman of the                   March 6, 1998
------------------------       Board/Chief Executive
Marvin L. Mann                 Officer (Principal
                               Executive Officer)


/s/ Gary E. Morin             Vice President/Chief              March 6, 1998
------------------------       Financial Officer
Gary E. Morin                  (Principal Financial
                               Officer)


/s/ David L. Goodnight        Corporate Controller              March 6, 1998
------------------------       (Principal Accounting
David L. Goodnight              Officer)




/s/ B. Charles Ames           Director                          March 6, 1998
------------------------
B. Charles Ames



/s/ Roderick H. Carnegie      Director                          March 6, 1998
------------------------
Roderick H. Carnegie

         Signature               Title                              Date
         ---------               -----                              ----



/s/ Frank T. Cary              Director                         March 6, 1998
------------------------
Frank T. Cary



/s/ Paul J. Curlander          Director                         March 6, 1998
------------------------
Paul J. Curlander



/s/ William R. Fields          Director                         March 6, 1998
------------------------
William R. Fields



/s/ Donald J. Gogel            Director                         March 6, 1998
------------------------
Donald J. Gogel



/s/ Ralph E. Gomory            Director                         March 6, 1998
------------------------
Ralph E. Gomory



/s/ Stephen R. Hardis          Director                         March 6, 1998
------------------------
Stephen R. Hardis



/s/ Michael J. Maples          Director                         March 6, 1998
------------------------
Michael J. Maples



/s/ Martin D. Walker           Director                         March 6, 1998
------------------------
Martin D. Walker

                                Index to Exhibits



Number            Description of Exhibits
------            -----------------------

3.1               Third  Restated   Certificate   of  Incorporation  of  Lexmark
                  International Group, Inc. (the "company"). (1)

3.2 Company By-Laws, as Amended and Restated as of October 26, 1995, and Amended by Amendment No. 1 dated as of February 13, 1997. (7)

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

4.3 Amendment No. 2 to the U.S. Credit Agreement, dated as of April 3, 1996, among International, the company, the Lenders and the Agent. (4)

4.4 Amendment No. 3 to the U.S. Credit Agreement, dated as of March 14, 1997, among International, the company, the Lenders and the Agent. (8)

4.5 Amendment No. 4 to the U.S. Credit Agreement, dated as of May 1, 1997, among International, the company, the Lenders and the Agent. (8)

4.6 Rights Agreement, dated as of February 18, 1998, between the company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (9)

4.7 Registration and Participation Agreement, dated as of March 27, 1991, among the company, The Clayton & Dubilier Private Equity Fund IV Limited Partnership ("C&D Fund IV"), and the stockholders of the company named therein. (2)

4.8 Amendment, Waiver and Consent Under Registration and Participation Agreement, dated as of December 21, 1994, executed by C&D Fund IV, Leeway & Co., Mellon Bank N.A., as Trustee for First Plaza Group Trust ("Mellon Bank", and with Leeway & Co., the "Institutional Investors"), and the Equitable Investors. (2)

4.9               Registration Agreement,  dated as of March 27, 1991, among the
                  company,  International,   the  Equitable  Investors  and  the
                  Institutional Investors. (2)

4.10 Amendment No. 1 to the Registration Agreement, dated as of December 31, 1991, among the company, International, the Equitable Investors and the Institutional Investors. (2)

4.11 Letter Agreement, dated as of March 27, 1991, among the company, C&D Fund IV and International Business Machines Corporation ("IBM"). (1)

4.12 Securities Purchase Agreement, dated as of March 27, 1991, among the company and the Institutional Investors. (2)

4.13 Amendment No. 1 to the Securities Purchase Agreement, dated as of March 27, 1991, among the company and the Institutional Investors. (2)

4.14              Amendment No. 2 to the Securities  Purchase  Agreement,  dated
                  as  of  December   21,   1992,   among  the  company  and  the
                  Institutional Investors. (2)

4.15              Specimen of Class A common stock certificate. (1)

4.16              Warrant   Agreement,   dated  as  of  April  1,  1991,   among
                  International,   Spectrum   Sciences   B.V.,   a   Netherlands
                  corporation, and the company. (2)

4.17              Letter   Agreement,   dated  December  31,  1992,   from  Keys
                  Foundation to the company. (2)

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

10.4 Agreement, dated as of March 26, 1991, between International and Hewlett-Packard Company. (3)*

10.5 Patent Cross-License Agreement, effective October 1, 1996, between Hewlett-Packard Company and International. (5)*

10.6 Amended and Restated Lease Agreement, dated as of January 1, 1991, between IBM and Lexmark, and First Amendment thereto.
                  (2)

10.7 Board Investor Promissory Note and Pledge Agreement, dated as of December 19, 1994, between the company and Sir Roderick H. Carnegie. (2)

10.8 Receivables Purchase Agreement, dated as of January 31, 1994, among International, Delaware Funding Corporation and J.P. Morgan Delaware, as Administrative Agent. (2)

10.9              Purchase  Agreement,  dated  as of  March  31,  1997,  between
                  International,   as   Originator,   and  Lexmark   Receivables
                  Corporation ("LRC"), as Buyer. (8)

10.10 Receivables Purchase Agreement, dated as of March 31, 1997, among LRC, as Seller, International, as Servicer and in its individual capacity, Delaware Funding Corporation, as Buyer, and Morgan Guaranty Trust Company of New York, as Administrative Agent. (8)

10.11 Indemnification Agreement, dated as of March 27, 1991, among the company, International, Clayton & Dubilier, Inc. and C&D Fund IV. (2)

10.12 Form of Stock Subscription Agreement, between the company and Board investors (including a schedule of Board investors, purchase dates and number of shares purchased). (1)

10.13 Form of Management Stock Subscription Agreement, among the company, International and Named Executive Officers (including a schedule of Named Executive Officers, purchase dates and number of shares purchased). (1) +

10.14 Lexmark International Group, Inc. Stock Option Plan for Executives and Senior Officers. (2) +

10.15 First Amendment to the Stock Option Plan for Executives and Senior Officers, dated as of October 31, 1994. (1) +

10.16 Second Amendment to the Stock Option Plan for Executive and Senior Officers, dated as of September 13, 1995. (1) +

10.17 Form of Management Stock Option Agreement, among the company, International and Named Executive Officers (including a schedule of Named Executive Officers, grant dates and number of shares granted pursuant to options). (1) +

10.18 First Amendment to Management Stock Option Agreement, dated as of October 31, 1994, between the company and Marvin L. Mann. (1) +

10.19             Lexmark International Group, Inc. Stock Incentive Plan. (1) +

10.20 Form of Non-Qualified Stock Option Agreement, pursuant to the company's Stock Incentive Plan. (1) +

10.21             Lexmark   International  Group,  Inc.  Stock  Incentive  Plan,
                  Amended and Restated Effective May 2, 1997, as amended by Amendment No. 1 thereto dated as of July 31, 1997. (8)+

10.22             1995-1997 Long Term Incentive Plan. (2) +

10.23 Form of Management Stock Subscription Agreement, among the company, International and Named Executive Officers (including a schedule of Named Executive Officers, grant dates and number of shares granted pursuant to options). (1) +

10.24 Employment Agreement, dated as of March 18, 1997, between Marvin L. Mann and International. +

10.25 Employment Agreement, dated as of March 18, 1997, between Paul J. Curlander and International. +

10.26 Employment Agreement, dated as of March 18, 1997, between Donald C. Shropshire and International. +

10.27 Employment Agreement, dated as of September 13, 1995, between John A. Stanley and International U.K. Ltd. (1) +

10.28 Amendment, dated April 1, 1997, to the John A. Stanley Employment Agreement. +

10.29 Employment Agreement, dated as of March 18, 1997, between Gary E. Morin and International. +

10.30 Lexmark International Group, Inc. Non-Employee Director Stock Plan, Amended and Restated Effective December 12, 1996. (6) +

10.31 Lexmark International Group, Inc. Nonemployee Director Stock Plan, Amended and Restated Effective May 2, 1997, as amended by Amendment No. 1 thereto dated as of July 31, 1997. (8)+

10.32 Credit Agreement, dated as of January 27, 1998, among the company, as Parent Guarantor, International, as Borrower, the Lenders party thereto, Fleet National Bank, as Documentation Agent, Morgan Guaranty Trust Company of New York, as
                  Syndication Agent, and The Chase Manhattan Bank, as Administrative Agent.

21                Subsidiaries of the company as of December 31, 1997.

23                Consent of Coopers & Lybrand L.L.P.

27                Financial Data Schedule.

----------
*Confidential  treatment  previously   granted by the  Securities  and  Exchange
Commission.
+ Indicates management contract or compensatory plan, contract or arrangement.

(1) Incorporated by reference to company's Form S-1 Registration Statement, Amendment No. 1 (Registration No. 33-97218) filed with the Commission on October 27, 1995.
(2) Incorporated by reference to company's Form S-1 Registration Statement, (Registration No. 33-97218) filed with the Commission on September 22, 1995.
(3) Incorporated by reference to company's Form S-1 Registration Statement, Amendment No. 2 (Registration No. 33-97218) filed with the Commission on November 13, 1995.
(4) Incorporated by reference to company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 (Commission File No. 1-14050).
(5)               Incorporated  by reference to  company's  Quarterly  Report on
                  Form 10-Q/A for the quarter ended September 30, 1996 (Commission File No. 1-14050).
(6) Incorporated by reference to company's Form S-3 Registration Statement (Registration No. 333-19377) filed with the Commission on January 8, 1997.
(7) Incorporated by reference to the company's Annual Report on Form 10-K for the fiscal year end December 31, 1996 (Commission File No. 1-14050).

(8) Incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (Commission File No. 1-14050).

(9)               Incorporated  by reference to the company's  Current Report on
                  Form  8-K  dated  February  27,  1998   (Commission  File  No.
                  1-14050).