Form 10-K/A
period 1997-12-31
LEXMARK INTERNATIONAL GROUP INC
filed 1998-03-23
CIK 1001288

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

                               Amendment No. 1 to
                                    FORM 10-K

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Lexington, State of Kentucky, on March 23, 1998.



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

         Signature               Title                              Date
         ---------               -----                              ----

/s/ Marvin L. Mann            Chairman of the                   March 23, 1998
------------------------       Board/Chief Executive
Marvin L. Mann                 Officer (Principal
                               Executive Officer)


/s/ Gary E. Morin             Vice President/Chief              March 23, 1998
------------------------       Financial Officer
Gary E. Morin                  (Principal Financial
                               Officer)


/s/ David L. Goodnight        Corporate Controller              March 23, 1998
------------------------       (Principal Accounting
David L. Goodnight              Officer)




/s/ B. Charles Ames*          Director                          March 23, 1998
------------------------
B. Charles Ames



/s/ Roderick H. Carnegie*     Director                          March 23, 1998
------------------------
Roderick H. Carnegie

         Signature               Title                              Date
         ---------               -----                              ----



/s/ Frank T. Cary*              Director                         March 23, 1998
------------------------
Frank T. Cary



/s/ Paul J. Curlander*          Director                         March 23, 1998
------------------------
Paul J. Curlander



/s/ William R. Fields*          Director                         March 23, 1998
------------------------
William R. Fields



/s/ Donald J. Gogel*            Director                         March 23, 1998
------------------------
Donald J. Gogel



/s/ Ralph E. Gomory*            Director                         March 23, 1998
------------------------
Ralph E. Gomory



/s/ Stephen R. Hardis*          Director                         March 23, 1998
------------------------
Stephen R. Hardis



/s/ Michael J. Maples*          Director                         March 23, 1998
------------------------
Michael J. Maples



/s/ Martin D. Walker*           Director                         March 23, 1998
------------------------
Martin D. Walker


* By:  /s/ Gary E. Morin
       ------------------
       Gary E. Morin
       Attorney-in-Fact

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

10.22             1995-1997 Long Term Incentive Plan. (2) +

10.23 Form of Management Stock Subscription Agreement, among the company, International and Named Executive Officers (including a schedule of Named Executive Officers, grant dates and number of shares granted pursuant to options). (1) +

10.24 Employment Agreement, dated as of March 18, 1997, between Marvin L. Mann and International. (10) +

10.25 Employment Agreement, dated as of March 18, 1997, between Paul J. Curlander and International. (10) +

10.26 Employment Agreement, dated as of March 18, 1997, between Donald C. Shropshire and International. (10) +

10.27 Employment Agreement, dated as of September 13, 1995, between John A. Stanley and International U.K. Ltd. (1) +

10.28 Amendment, dated April 1, 1997, to the John A. Stanley Employment Agreement. (10) +

10.29 Employment Agreement, dated as of March 18, 1997, between Gary E. Morin and International. (10) +

10.30 Lexmark International Group, Inc. Non-Employee Director Stock Plan, Amended and Restated Effective December 12, 1996. (6) +

10.31 Lexmark International Group, Inc. Nonemployee Director Stock Plan, Amended and Restated Effective May 2, 1997, as amended by Amendment No. 1 thereto dated as of July 31, 1997. (8)+

10.32 Credit Agreement, dated as of January 27, 1998, among the company, as Parent Guarantor, International, as Borrower, the Lenders party thereto, Fleet National Bank, as Documentation Agent, Morgan Guaranty Trust Company of New York, as
                  Syndication Agent, and The Chase Manhattan Bank, as Administrative Agent. (10)

21                Subsidiaries of the company as of December 31, 1997. (10)

23                Consent of Coopers & Lybrand L.L.P. (10)

24                Powers of Attorney. (11)

27.1              Financial Data Schedule for the year ended December 31, 1997.
                  (10)

27.2              Restated Financial Data Schedule for  the  nine  months  ended
                  September 30, 1997

27.3              Restated Financial Data Schedule for the six months ended June
                  30, 1997

27.4              Restated Financial Data Schedule for  the  three  months ended
                  March 31, 1997

27.5              Restated Financial Data Schedule  for  the year ended December
                  31, 1996

27.6              Restated Financial Data  Schedule  for the  nine  months ended
                  September 30, 1996

27.7              Restated Financial Data Schedule for the six months ended June
                  30, 1996

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

(6) Incorporated by reference to company's Form S-3 Registration Statement (Registration No. 333-19377) filed with the Commission on January 8, 1997.
(7) Incorporated by reference to the company's Annual Report on Form 10-K for the fiscal year end December 31, 1996 (Commission File No. 1-14050).
(8) Incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (Commission File No. 1-14050).
(9) Incorporated by reference to the company's Current Report on Form 8-K dated February 27, 1998 (Commission File No. 1-14050).
(10)              Previously filed.
(11) Incorporated by reference to company's Form S-3 Registration Statement (Registration No. 333-47707) filed with the Commission on March 11, 1998.