Form 10-Q
period 1998-03-31
LEXMARK INTERNATIONAL GROUP INC
filed 1998-05-14
CIK 1001288

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
(Mark One)
    X             For the Quarterly Period Ended March 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The registrant had 66,450,977 shares outstanding (excluding shares held in treasury) of Class A common stock, par value $0.01 per share, as of the close of business on April 30, 1998.

--------------------------------------------------------------------------------

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                                      INDEX




                                                                      Page of
                                                                     Form 10-Q

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

        CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (Unaudited)
            THREE MONTHS ENDED MARCH 31, 1998 AND 1997.........................2

        CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION (Unaudited)
            AS OF MARCH 31, 1998 AND DECEMBER 31, 1997.........................3

        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
            THREE MONTHS  ENDED MARCH 31, 1998 AND 1997........................4

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited).....5-8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION (Unaudited).....................9-12

                                     PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................13

                         Part I - Financial Information

Item 1.  Financial Statements

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                     (In Millions, Except Per Share Amounts)
                                   (Unaudited)

                                                            Three Months Ended
                                                                March 31
                                                            ------------------
                                                            1998          1997
                                                            ----          ----
Revenues                                                   $672.1        $583.4
Cost of revenues                                            425.5         383.6
                                                           ------        ------
        Gross profit                                        246.6         199.8

Research and development                                     36.6          30.6
Selling, general and administrative                         132.1         113.5
                                                           ------        ------
        Operating expenses                                  168.7         144.1
                                                           ------        ------

        Operating income                                     77.9          55.7

Interest expense                                              2.0           4.9
Amortization of deferred financing costs and other            1.5           2.4
                                                           ------        ------

        Earnings before income taxes and
          extraordinary item                                 74.4          48.4
Provision for income taxes                                   24.9          17.7
                                                           ------        ------
        Earnings before extraordinary item                   49.5          30.7

Extraordinary loss on extinguishment of debt
 (net of related tax benefit of $8.4)                         -           (14.0)
                                                           ------        ------
        Net earnings                                       $ 49.5        $ 16.7
                                                           ======        ======

Basic earnings per share:
        Before extraordinary item                          $ 0.73        $ 0.42
        Extraordinary loss                                   -            (0.19)
                                                           ------        ------
        Net earnings per share                             $ 0.73        $ 0.23
                                                           ======        ======

Diluted earnings per share:
        Before extraordinary item                          $ 0.69        $ 0.40
        Extraordinary loss                                   -            (0.18)
                                                           ------        ------
        Net earnings per share                             $ 0.69        $ 0.22
                                                           ======        ======

Shares used in  per share calculation:
        Basic                                                68.1          72.9
                                                           ======        ======
        Diluted                                              72.2          76.9
                                                           ======        ======

See notes to consolidated condensed financial statements.

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                       (In Millions, Except Share Amounts)
                                   (Unaudited)

                                                       March 31      December 31
                                                         1998            1997
                                                       --------      -----------
ASSETS
Current assets:
    Cash and cash equivalents                        $   24.9         $   43.0
    Trade receivables, net of allowance of $17 in
      1998 and $19 in 1997                              353.7            318.9
    Inventories                                         374.2            353.8
    Prepaid expenses and other current assets            50.5             60.4
                                                     --------         --------
          Total current assets                          803.3            776.1

Property, plant and equipment, net                      403.7            409.6
Other assets                                             23.1             22.5
                                                     --------         --------
          Total assets                               $1,230.1         $1,208.2
                                                     ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Short-term debt                                  $   30.2         $   18.0
    Accounts payable                                    254.7            302.0
    Accrued liabilities                                 247.3            227.5
                                                     --------         --------
          Total current liabilities                     532.2            547.5

Long-term debt                                          125.0             57.0
Other liabilities                                       106.8            103.0
                                                     --------         --------
          Total liabilities                             764.0            707.5
                                                     --------         --------

Stockholders' equity:
    Preferred stock, $.01 par value, 1,600,000
      shares authorized, no shares issued and
       outstanding                                        -                -
    Common stock $.01 par value:
          Class A, 160,000,000 shares authorized;
            66,317,240 and 67,539,935 outstandin
             in 1998 and 1997, respectively               0.7              0.7
          Class B, 10,000,000 shares authorized; 0 and
            410,537 outstanding in 1998 and 1997,
             respectively                                 -                -
          Capital in excess of par                      541.4            537.2
    Retained earnings                                   218.3            168.8
    Accumulated other comprehensive earnings (loss)     (25.4)           (23.8)
    Treasury stock, at cost; 8,438,114 and 6,438,114
      shares in 1998 and 1997, respectively            (268.9)          (182.2)
                                                     --------         --------
          Total stockholders' equity                    466.1            500.7
                                                     --------         --------
          Total liabilities and stockholders' equity $1,230.1         $1,208.2
                                                     ========         ========

See notes to consolidated condensed financial statements.

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (In Millions)
                                   (Unaudited)

                                                             Three Months Ended
                                                                  March 31
                                                             ------------------
                                                             1998          1997
                                                             ----          ----
Cash flows from operating activities:
   Net earnings                                              $49.5       $ 16.7
        Adjustments to reconcile net earnings to net cash
         provided by (used for) operating activities:
           Depreciation and amortization                      17.5         18.6
           Extraordinary loss on extinguishment of debt        -           22.4
           Deferred taxes                                     (1.0)         1.1
           Other non-cash charges to operations                4.7          4.6
                                                             -----       ------
                                                              70.7         63.4
           Change in assets and liabilities:
            Trade receivables                                (34.5)       (10.0)
            Trade receivables programs                        (0.3)         9.9
            Inventories                                      (20.4)        15.0
            Accounts payable                                 (47.3)         0.6
            Accrued liabilities                               19.8        (18.0)
            Other assets and liabilities                      10.8        (20.3)
                                                             -----       ------
             Net cash provided by (used for) operating
               activities                                     (1.2)        40.6
                                                             -----       ------

Cash flows from investing activities:
    Purchases of property, plant and equipment               (12.8)       (11.7)
    Proceeds from sale of property, plant and equipment        0.1          0.2
                                                             -----       ------
             Net cash used for investing activities          (12.7)       (11.5)
                                                             -----       ------

Cash flows from financing activities:
   Increase in short-term debt                                12.2         60.6
   Principal payments on long-term debt                      (57.0)      (120.0)
   Proceeds from issuance of long-term debt                  125.0          -
   Charges related to extinguishment of debt                   -          (22.4)
   Purchase of treasury stock                                (86.7)       (22.6)
   Exercise of stock options and warrants                      2.5          4.0
                                                             -----       ------
             Net cash used for financing activities           (4.0)      (100.4)
                                                             -----       ------

Effect of exchange rate changes on cash                       (0.2)        (1.4)
                                                             -----       ------

Net decrease in cash and cash equivalents                    (18.1)       (72.7)
Cash and cash equivalents - beginning of period               43.0        119.3
                                                             -----       ------

Cash and cash equivalents - end of period                    $24.9       $ 46.6
                                                             =====       ======

See notes to consolidated condensed financial statements.

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1.     BASIS OF PRESENTATION

       The accompanying interim financial statements are unaudited; however, in the opinion of Lexmark International Group, Inc. (together with its subsidiaries, the "company") management, all adjustments (which comprise only normal and recurring accruals) necessary for a fair presentation of the interim financial results have been included. The results for the interim periods are not necessarily indicative of results to be expected for the entire year. These financial statements and notes should be read in conjunction with the company's audited annual consolidated financial statements for the year ended December 31, 1997.

2.     INVENTORIES
          (Dollars in millions)

       Inventories consist of the following:

                                                  March 31           December 31
                                                    1998                 1997
                                                  --------           -----------
           Work in process                         $209.4              $211.2
           Finished goods                           164.8               142.6
                                                   ------              ------
                                                  $ 374.2             $ 353.8
                                                  =======             =======

3.     STOCKHOLDERS' EQUITY

       As of March 31, 1998, the company had received authorization from the board of directors to repurchase at management's discretion up to $400 million of its Class A common stock in the open market or in privately negotiated transactions depending upon market price and other factors. As of March 31, 1998, the company had repurchased 8,438,114 shares in the open market at prices ranging from $21.25 to $43.38 for an aggregate cost of approximately $268.9 million. The company has approximately $131 million of share repurchase authorization remaining.


4.     OTHER COMPREHENSIVE EARNINGS (LOSS)
       (Dollars in millions)

       Effective January 1, 1998 the company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, Reporting Comprehensive Income. This statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in a financial statement. This statement also requires that an entity classify items of other comprehensive earnings by their nature in a financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on certain marketable securities. Financial statements for prior periods will be reclassified, as required.

       Comprehensive earnings consists of the following:

                                                             Three Months Ended
                                                                  March 31
                                                             ------------------
                                                             1998          1997
                                                             ----          ----
        Net earnings                                        $49.5         $16.7
        Other comprehensive earnings (loss):
          Foreign currency translation adjustment
            (net of related tax benefit of $0 in
             1998 and 1997)                                  (0.1)        (12.4)

          Minimum pension liability adjustment
            (net of related tax benefit of $0.8 in 1998)     (1.5)          -
                                                            -----         -----
        Comprehensive earnings                              $47.9         $ 4.3
                                                            =====         =====



       Accumulated   other   comprehensive   earnings  (loss)  consists  of  the
       following:

                                        Foreign      Minimum     Accumulated
                                        Currency     Pension        Other
                                      Translation   Liability   Comprehensive
                                       Adjustment   Adjustment  Earnings (Loss)
                                       ----------   ----------  ---------------

       Balance, December 31, 1997        $(23.8)      $  -          $(23.8)
       Current period change               (0.1)        (1.5)         (1.6)
                                         ------       ------        ------
       Balance, March 31, 1998           $(23.9)      $ (1.5)       $(25.4)
                                         ======       ======        ======

5.     EARNINGS PER SHARE (EPS)
       (Dollars in millions, except share amounts)

       The following is a reconciliation of the weighted average shares used in the basic and diluted EPS calculations:
                                                              Three Months Ended
                                                                   March 31
                                                              ------------------
                                                              1998          1997
                                                              ----          ----
       Earnings before extraordinary item used
         for both basic and dilutive EPS                     $49.5         $30.7
                                                             =====         =====

       Weighted average shares used for basic EPS       68,088,864    72,931,264

       Effect of Dilutive Securities
         Warrants                                            -           406,933
         Long-term incentive plan                           36,198        63,201
         Stock options                                   4,047,201     3,514,667
                                                        ----------    ----------
       Weighted average shares used for diluted EPS     72,172,263    76,916,065
                                                        ==========    ==========

       Basic EPS before extraordinary item                   $0.73         $0.42
       Diluted EPS before extraordinary item                 $0.69         $0.40

       Options to purchase an additional 19,337 and 10,808 shares of Class A common stock were outstanding at March 31, 1998 and 1997, respectively, but were not included in the computation of diluted earnings per share because their effect would be antidilutive.

6.     SUMMARIZED FINANCIAL INFORMATION
       (Dollars in millions)

       The following is consolidated summarized financial information of Lexmark International, Inc., a wholly-owned subsidiary of Lexmark International Group, Inc.

                                                      March 31       December 31
                                                        1998            1997
                                                      --------       -----------
       Statement of Financial Position Data:
         Current assets                              $ 803.3         $ 776.1
         Noncurrent assets                             426.8           432.1

         Current liabilities                           536.0           551.4
         Noncurrent liabilities                        231.8           160.0

                                                             Three Months Ended
                                                                  March 31
                                                             ------------------
                                                             1998          1997
                                                             ----          ----
       Statement of Earnings Data:
         Revenues                                          $ 672.1      $ 583.4
         Gross profit                                        246.6        199.8
         Earnings before extraordinary item                   49.5         30.7
         Net earnings                                         49.5         16.7


       Current  liabilities at March 31, 1998 and December 31, 1997 include $3.8
       million  and  $3.9  million,  respectively,   that  is  owed  to  Lexmark
       International Group, Inc.

7.     NEW ACCOUNTING STANDARDS

       In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, effective for fiscal years beginning after December 15, 1997. This statement revises employer's disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful. Restatement of disclosures for earlier periods provided for comparative purposes is required unless the information is not readily available. This statement is disclosure oriented and, therefore, will not have a material impact on the company's financial position, results of operations or liquidity. This statement is effective for the company's financial statements for the year ended December 31, 1998.

       In March 1998, the American Institute of Certified Public Accountants issued Statement of Opinion ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This SOP
       provides  guidance  on  accounting  for the  costs of  computer  software developed or obtained for internal use, and requires that entities capitalize certain internal-use software costs once certain criteria are met. Currently the company generally expenses the costs of developing or obtaining internal-use software as incurred. The company is currently evaluating SOP 98-1, but does not expect it to have a material impact on its consolidated financial statements. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998.

8.     SUBSEQUENT EVENT

       In May 1998, Lexmark International, Inc. (the "Issuer") completed a public offering of $150 million principal amount of its 6.75% senior notes due May 15, 2008. The senior notes were priced at 98.998%, to yield 6.89% to maturity. The senior notes are guaranteed by Lexmark International Group, Inc. A substantial portion of the net proceeds from the sale of the senior notes were used to reduce existing debt outstanding under the company's credit facility. There are no sinking fund requirements on the senior notes and they may be redeemed at any time, in whole or in part, at the option of the Issuer.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
         (Unaudited)

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES


Results of Operations
---------------------
Consolidated revenues for the three months ended March 31, 1998 were $672 million, an increase of 15% over the same period of 1997. Revenues were adversely affected by foreign currency exchange rates due to the strengthening of the U.S. dollar. Without the currency effect, year-to-year revenue growth would have been 20%. Printers and associated supplies revenues were $557 million, an increase of 22%. Revenues from other office imaging products were $115 million, a decrease of 9% from 1997. Total U.S. revenues were up $36 million or 12%, and international revenues were up $53 million or 18%.

The revenue growth for the quarter ended March 31, 1998 over the same period in 1997 was driven by unit volume increases in printers and even stronger growth from associated supplies.

Consolidated gross profit was $247 million for the three months ended March 31, 1998, an increase of 23% from the same period of 1997. This was driven by improved printer margins and a richer mix of supplies versus printer hardware. Gross profit as a percentage of revenues for the first quarter of 1998 increased to 37% from 34% in 1997. Gross profit attributable to printers and associated supplies increased by 35%, principally due to reductions in product costs and growth in higher margin associated consumable supplies.

Total operating expenses increased 17% in the first quarter of 1998 compared to the same period of 1997. Expenses as a percentage of revenues remained at 25% for both the first quarter of 1998 and the corresponding period of 1997, principally reflecting in 1998 expense increases in line with revenue growth.

Consolidated operating income was $78 million for the first quarter of 1998, an increase of 40% over the corresponding period of 1997. This increase was due principally to improved printer margins and growth in associated consumable supplies.

Earnings before extraordinary item for the first quarter of 1998 were $50 million, an increase of 61% compared to the same period of 1997. This increase is principally due to the 40% increase in operating income. The income tax provision was approximately 34% of earnings before tax for the first quarter of 1998 as compared to approximately 37% in the same period of 1997. The decrease in the income tax rate is primarily due to the effect of lower tax rates on manufacturing activities in certain countries.

Net earnings for the first quarter of 1998 were $50 million, an increase of 196% compared to the same period of 1997. Net earnings for the first quarter of 1997 were affected by an extraordinary charge of $22 million ($14 million net of tax benefit) caused by a prepayment premium and other fees associated with the prepayment of the company's senior subordinated notes.

Basic net earnings per share were $0.73 for the first quarter of 1998 compared to $0.23 in the first quarter of 1997, or $0.42 before extraordinary item, an increase of 217% and 73%, respectively. Diluted net earnings per share were $0.69 for the first three months of 1998 compared to $0.22 in the first three months of 1997, or $0.40 before extraordinary item, an increase of 216% and 72%, respectively.

Looking forward, it is currently expected that the company will have strong results in the second quarter of 1998, and management is confident about the company's prospects for the full year. However, results in the second half of the year will face a more difficult comparison to last year than the first half comparison.

Financial Condition
-------------------
The company's financial position remains strong at March 31, 1998, with working capital of $271 million compared to $229 million at December 31, 1997. At March 31, 1998, the company had outstanding $30 million of short-term debt and $125 million of long-term debt. The debt to total capital ratio was 25% at the end of the first quarter of 1998 compared to 13% at December 31, 1997. The increase in debt reflects higher revolver usage for a stock repurchase mentioned below.

In February 1998, the company's board of directors declared a dividend distribution of one right (a "Right") for each outstanding share of the company's Class A common stock and Class B common stock. The distribution is payable to holders of record on April 3, 1998. Each Right entitles the registered holder to purchase from the company one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $200 per one hundredth of a share, subject to adjustment.

In March 1998, the public offering of 7,704,577 shares of the company's Class A common stock by certain of its stockholders was completed at a public offering price of $45.00 per share. The company and current members of management chose not to sell any shares in either offering and, therefore, did not receive any of the proceeds from the sale of the shares.

In March 1998, the company repurchased an additional 2 million shares (the "Repurchase Shares") from certain of the stockholders participating in the March 1998 offering at a price of $43.38 per share (which was equal to the net proceeds per share received by the selling stockholders participating in the offering) for an aggregate purchase price of approximately $87 million.

Cash used for operating activities for the three months ended March 31, 1998 was $1 million compared to $41 million cash provided by operating activities for the same period of 1997. The decrease in cash flows from operating activities in the first quarter of 1998 was attributable primarily to a decrease in accounts payable and increases in inventories and trade receivables.

Capital expenditures were $13 million in 1998 compared to $12 million in 1997. It is anticipated that capital expenditures for 1998 will be $90 million to $100 million and will be funded primarily through cash from operations.

In February 1998, the company's board of directors authorized the repurchase of up to $200 million of its Class A common stock (which authorization was in addition to prior board authorizations aggregating $200 million). This repurchase authority, like the prior authorizations, allows the company at management's discretion to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During the three months ended March 31, 1998, the company repurchased 2,000,000 shares (which was the Repurchase Shares, at the price and for the aggregate purchase price, referenced above). As of March 31, 1998, the company had repurchased a total of 8,438,114 shares for an aggregate cost of approximately $269 million. The company has approximately $131 million of share repurchase authorization remaining.

In May 1998, Lexmark International, Inc. (the "Issuer") completed a public offering of $150 million principal amount of its 6.75% senior notes due May 15, 2008. The senior notes were priced at 98.998%, to yield 6.89% to maturity. The senior notes are guaranteed by Lexmark International Group, Inc. A substantial portion of the net proceeds from the sale of the senior notes were used to reduce existing debt outstanding under the company's credit facility. There are no sinking fund requirements on the senior notes and they may be redeemed at any time, in whole or in part, at the option of the Issuer.

New Accounting Standards
------------------------

In February 1998, the FASB issued SFAS No. 132, Employers' Disclosure about Pensions and Other Postretirement Benefits, effective for fiscal years beginning after December 15, 1997. This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful. Restatement of disclosures for earlier periods provided for comparative purposes is required unless the information is not readily available. This statement is disclosure oriented and, therefore, will not have a material impact on the company's financial position, results of operations or liquidity. This statement is effective for the company's financial statements for the year ended December 31, 1998

In March 1998, the American Institute of Certified Public Accountants issued Statement of Opinion ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use, and requires that entities capitalize certain internal-use software costs once certain criteria are met. Currently the company generally expenses the costs of developing or obtaining internal-use software as incurred. The company in currently evaluating SOP 98-1, but does not expect it to have a material impact on its consolidated financial statements. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998.

Factors That May Affect  Future  Results and  Information  Concerning  Forward -
--------------------------------------------------------------------------------
Looking Statements
------------------

Certain of the statements contained in this Report may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are made based upon management's current expectations and belief concerning future developments and their potential effects upon the company. There can be no assurance that future developments affecting the company will be those anticipated by management, and there are a number of factors that could adversely affect the company's future operating results or cause the company's actual results to differ materially from the estimates or expectations reflected in such forward-looking statements, including without limitation, the factors set forth below:

~ The markets for printers and associated supplies are highly competitive, especially with respect to pricing and the introduction of new technologies and products offering improved features and functionality. If it is unable to continue to develop, manufacture and market products that meet customers' needs, the company's future operating results may be adversely affected. The company's major competitors, all of which have significantly greater financial, marketing and technological resources than the company, have regularly lowered prices on their laser and inkjet printers and are expected to continue to do so. The company has also regularly lowered prices on its printers and expects to continue to do so. In particular, the inkjet printer market has experienced and is expected to continue to experience significant printer price pressure from the company's major competitors. Price reductions beyond expectations or the inability to reduce costs, contain expenses or increase sales as currently expected, as well as price protection measures, could result in lower profitability for the company and jeopardize the company's ability to grow or maintain its market share.

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

Factors unrelated to the company's operating performance, including the company's ability to obtain patents, copyrights and trademarks, maintain trade secret protection and operate without infringing the proprietary rights of others, as well as expenses incurred by the company in enforcing its intellectual property rights; economic and business conditions, both national and international; the loss of significant customers or suppliers; changes in and execution of the company's business strategy, including the impact of acquisitions, and the ability to retain and attract key personnel, also may affect the company's results as well as its Class A common stock price.

LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                           Part II. Other Information



Item 4.   Submission of Matters to a Vote of Security Holders

          (a) The company's Annual Meeting of Stockholders was held on April 30, 1998.

          (b) At said Annual Meeting, the stockholders voted on the following two proposals:

          (i) The election of three Directors for terms expiring in 2001. The stockholders elected the Directors by the following votes:


                                                                 Abstentions and
             Director         Votes For      Votes Withheld     Broker Non-Votes
             --------         ---------      --------------     ----------------
          Frank T. Cary       59,294,201          208,617               0
          Paul J. Curlander   59,317,417          185,401               0
          Martin D. Walker    59,315,264          187,554               0

          The terms of office of B. Charles Ames, William R. Fields, Ralph E. Gomory, Stephen R. Hardis, Marvin L. Mann and Michael J. Maples continued after the meeting.

          (ii) The approval of the Stock Incentive Plan, as amended and restated. The stockholders approved such plan by the following votes:

                                                             Abstentions and
               Votes For          Votes Against             Broker Non-Votes
               ---------          -------------             ----------------
               38,316,593          21,110,626                    75,599


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               A list of exhibits is set forth in the Exhibit Index found on page 15 of this report.

          (b)  Reports on Form 8-K:

               A Current Report on Form 8-K dated February 18, 1998 with respect to the company's board of directors adopting a Rights Agreement and declaring a dividend distribution of one Right for each outstanding share of Class A common stock and Class B common stock of the company was filed with the Securities and Exchange Commission by the company.

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


Date:  May  13, 1998                           By:  /s/ David L. Goodnight
       -------------                                -----------------------
                                               David L. Goodnight
                                               Corporate Controller
                                               (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibits:

4.1 Rights Agreement, dated as of February 18, 1998, between Lexmark International Group, Inc. and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (Incorporated by reference to Exhibit 4.1 of the registrant's Current Report on Form 8-K dated February 27, 1998).


10.1 Amended and Restated Purchase Agreement, dated as of March 31, 1998, between Lexmark International, Inc. ("International"), as Originator, and Lexmark Receivables Corporation ("LRC"), as Buyer.

10.2 Amended and Restated Receivables Purchase Agreement, dated as of March 31, 1998, among International, as Servicer, LRC, as Seller, Delaware Funding Corporation, as Buyer, and Morgan Guaranty Trust Company of New York, as Administrative Agent.

10.3 Lexmark International Group, Inc. Stock Incentive Plan, Amended and Restated effective April 30, 1998. +

27       Financial Data Schedule

----------------
+ Indicates management contract or compensatory plan, contract or arrangement.