Form 10-Q
period 1998-06-30
LEXMARK INTERNATIONAL GROUP INC
filed 1998-08-11
CIK 1001288

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
(Mark One)
    X             For the Quarterly Period Ended June 30, 1998

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

      One Lexmark Centre Drive
      740 West New Circle Road
        Lexington, Kentucky                                  40550
(Address of principal executive offices)                   (Zip Code)

                                 (606) 232-2000
              (Registrant's telephone number, including area code)
           Securities registered pursuant to Section 12(b) of the Act:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The registrant had 66,294,760 shares outstanding (excluding shares held in treasury) of Class A common stock, par value $0.01 per share, as of the close of business on July 31, 1998.

--------------------------------------------------------------------------------

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                                      INDEX




                                                                        Page of
                                                                       Form 10-Q
                                                                       ---------
                                     PART I

ITEM 1. FINANCIAL STATEMENTS

      CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (Unaudited)
          THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997...........2

      CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION (Unaudited)
          AS OF JUNE 30, 1998 AND DECEMBER 31, 1997..........................3

      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
          SIX MONTHS ENDED JUNE 30, 1998 AND 1997............................4

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited).....5-8
 .
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION (Unaudited)...................9-13

                                     PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................14
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................14

                         Part I - Financial Information

Item 1.  Financial Statements

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                     (In Millions, Except Per Share Amounts)
                                   (Unaudited)

                                                             Three Months Ended         Six Months Ended
                                                                  June 30                    June 30
                                                             ------------------         ----------------
                                                               1998      1997           1998        1997
                                                               ----      ----           ----        ----
Revenues                                                      $697.3    $556.3       $1,369.4     $1,139.7
Cost of revenues                                               440.9     362.9          866.4        746.5
                                                             -------   -------       --------     --------
        Gross profit                                           256.4     193.4          503.0        393.2

Research and development                                        38.1      31.8           74.7         62.4
Selling, general and administrative                            133.0     104.1          265.1        217.6
                                                             -------   -------       --------     --------
        Operating expenses                                     171.1     135.9          339.8        280.0
                                                             -------   -------       --------     --------

        Operating income                                        85.3      57.5          163.2        113.2

Interest expense                                                 3.1       1.4            5.1          6.3
Amortization of deferred financing costs and other               1.3       2.0            2.8          4.4
                                                             -------   -------       --------     --------
        Earnings before income taxes and extraordinary item     80.9      54.1          155.3        102.5
Provision for income taxes                                      27.1      19.8           52.0         37.5
                                                             -------   -------       --------     --------
        Earnings before extraordinary item                      53.8      34.3          103.3         65.0

Extraordinary loss on extinguishment of debt
 (net of related tax benefit of $8.4)                            -         -              -          (14.0)
                                                             -------   -------       --------     --------
        Net earnings                                         $  53.8   $  34.3       $  103.3     $   51.0
                                                             =======   =======       ========     ========

Basic earnings per share:
        Before extraordinary item                            $  0.81   $  0.48       $   1.53     $   0.90
        Extraordinary loss                                       -         -              -          (0.19)
                                                             -------   -------       --------     --------
        Net earnings per share                               $  0.81   $  0.48       $   1.53     $   0.71
                                                             =======   =======       ========     ========


Diluted earnings per share:
        Before extraordinary item                            $  0.75   $  0.45       $   1.44     $   0.85
        Extraordinary loss                                       -         -              -          (0.18)
                                                             -------   -------       --------     --------
        Net earnings per share                               $  0.75   $  0.45       $   1.44     $   0.67
                                                             =======   =======       ========     ========


Shares used in  per share calculation:
        Basic                                                   66.5      71.7           67.3         72.3
                                                             =======   =======       ========     ========
        Diluted                                                 71.4      75.3           71.8         76.1
                                                             =======   =======       ========     ========

See notes to consolidated condensed financial statements.

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                       (In Millions, Except Share Amounts)
                                   (Unaudited)

                                                    June 30          December 31
                                                      1998               1997
                                                    -------          -----------
ASSETS
Current assets:
    Cash and cash equivalents                      $   34.3           $   43.0
    Trade receivables, net of allowance of $18 in
     1998 and $19 in 1997                             373.0              318.9
    Inventories                                       412.0              353.8
    Prepaid expenses and other current assets          61.0               60.4
                                                   --------           --------
          Total current assets                        880.3              776.1

Property, plant and equipment, net                    406.9              409.6
Other assets                                           23.5               22.5
                                                   --------           --------
          Total assets                             $1,310.7           $1,208.2
                                                   ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Short-term debt                                $   46.8           $   18.0
    Accounts payable                                  249.4              302.0
    Accrued liabilities                               261.4              227.5
                                                   --------           --------
          Total current liabilities                   557.6              547.5

Long-term debt                                        148.5               57.0
Other liabilities                                     107.3              103.0
                                                   --------           --------
          Total liabilities                           813.4              707.5
                                                   --------           --------
Stockholders' equity:
   Preferred stock, $.01 par value, 1,600,000
    shares authorized, no shares issued and
    outstanding                                         -                  -
   Common stock $.01 par value:
      Class A, 160,000,000 shares authorized;
       66,184,928 and 67,539,935 outstanding
       in 1998 and 1997, respectively                   0.8                0.7
      Class B, 10,000,000 shares authorized; 0 and
       410,537 outstanding in 1998 and 1997,
       respectively                                    -                  -
      Capital in excess of par                        544.3              537.2
   Retained earnings                                  272.1              168.8
   Accumulated other comprehensive earnings (loss)    (28.5)             (23.8)
   Treasury stock, at cost; 8,845,687 and
    6,438,114 shares in 1998 and
    1997, respectively                               (291.4)            (182.2)
                                                   --------           --------
       Total stockholders' equity                     497.3              500.7
                                                   --------           --------
       Total liabilities and stockholders' equity  $1,310.7           $1,208.2
                                                   ========           ========

See notes to consolidated condensed financial statements.

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (In Millions)
                                   (Unaudited)

                                                              Six Months Ended
                                                                  June 30
                                                              ----------------
                                                              1998        1997
                                                              ----        ----
Cash flows from operating activities:
 Net earnings                                                $103.3     $ 51.0
    Adjustments to reconcile net earnings to net cash
      provided by operating activities:
       Depreciation and amortization                           34.9       37.2
       Extraordinary loss on extinguishment of debt             -         22.4
       Deferred taxes                                           0.3        2.3
       Other non-cash charges to operations                    10.3        9.8
                                                             ------     ------
                                                              148.8      122.7
       Change in assets and liabilities:
        Trade receivables                                     (41.8)       4.4
        Trade receivables programs                            (12.3)      24.6
        Inventories                                           (58.2)     (42.4)
        Accounts payable                                      (52.6)      29.6
        Accrued liabilities                                    33.9      (42.9)
        Other assets and liabilities                           (6.4)     (19.8)
                                                             ------     ------
         Net cash provided by operating activities             11.4       76.2
                                                             ------     ------

Cash flows from investing activities:
 Purchases of property, plant and equipment                   (34.9)     (31.2)
 Proceeds from sale of property, plant and equipment            1.0        0.2
                                                             ------     ------
          Net cash used for investing activities              (33.9)     (31.0)
                                                             ------     ------

Cash flows from financing activities:
 Increase in short-term debt                                   28.8       67.4
 Principal payments on long-term debt                        (207.0)    (125.5)
 Proceeds from issuance of long-term debt,
  net of issuance costs of $1.3                               297.2        0.2
 Charges related to extinguishment of debt                      -        (22.4)
 Purchase of treasury stock                                  (109.3)     (49.5)
 Exercise of stock options and warrants                         4.8        6.0
          Net cash provided by (used for)                    ------     ------
           financing activities                                14.5     (123.8)
                                                             ------     ------
Effect of exchange rate changes on cash                        (0.7)      (1.6)
                                                             ------     ------
Net decrease in cash and cash equivalents                      (8.7)     (80.2)
Cash and cash equivalents - beginning of period                43.0      119.3
                                                             ------     ------
Cash and cash equivalents - end of period                    $ 34.3     $ 39.1
                                                             ======     ======

See notes to consolidated condensed financial statements.

              LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1.     BASIS OF PRESENTATION

       The accompanying interim financial statements are unaudited; however, in the opinion of Lexmark International Group, Inc. ("Group" and together with its subsidiaries, the "company") management, all adjustments (which comprise only normal and recurring accruals) necessary for a fair presentation of the interim financial results have been included. The results for the interim periods are not necessarily indicative of results to be expected for the entire year. These financial statements and notes should be read in conjunction with the company's audited annual consolidated financial statements for the year ended December 31, 1997.

2.     INVENTORIES
          (Dollars in millions)

       Inventories consist of the following:
                                           June 30            December 31
                                             1998                 1997
                                           -------            -----------
           Work in process                 $ 210.2              $ 211.2
           Finished goods                    201.8                142.6
                                           -------              -------
                                           $ 412.0              $ 353.8
                                           =======              =======

3.     STOCKHOLDERS' EQUITY

       During the three months ended June 30, 1998, Group repurchased 410,200 shares of its Class A common stock in the open market at prices ranging from $51.63 to $56.94 for an aggregate cost of approximately $22.5 million. As of June 30, 1998, Group held, net of issuances, a total of 8,845,687 shares at an aggregate cost of approximately $291.4 million. Group has remaining authorization from its board of directors to repurchase up to $108.6 million of its Class A common stock. This repurchase authority allows Group at management's discretion to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors.

4.     LONG-TERM DEBT

       In May 1998, Lexmark International, Inc., a wholly-owned subsidiary of Group ("International"), completed a public offering of $150 million principal amount of its 6.75% senior notes due May 15, 2008. The senior notes were priced at 98.998%, to yield 6.89% to maturity. The senior notes are guaranteed by Group. A substantial portion of the net proceeds from the sale of the senior notes was used to reduce existing debt outstanding under the company's credit facility. There are no sinking fund requirements on the senior notes and they may be redeemed at any time, at a redemption price as described in the related indenture agreement, in whole or in part, at the option of International.

5.     OTHER COMPREHENSIVE EARNINGS (LOSS)
       (Dollars in millions)

       Effective January 1, 1998 the company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, Reporting Comprehensive Income. This statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in a financial statement. This statement also requires that an entity classify items of other comprehensive earnings by their nature in a financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on certain marketable securities. Financial statements for prior periods have been reclassified, as required.

       Comprehensive earnings consists of the following:

                                                       Three Months Ended       Six Months Ended
                                                            June 30                  June 30
                                                       ------------------       ----------------
                                                        1998        1997         1998      1997
                                                        ----        ----         ----      ----
        Net earnings                                   $53.8       $34.3        $103.3    $51.0
        Other comprehensive earnings (loss):
         Foreign currency translation adjustment
          (net of related tax benefit of $0 in 1998
           and 1997)                                    (3.1)       (3.5)         (3.2)   (15.9)

         Minimum pension liability adjustment
          (net of related tax benefit of $0.8 in 1998)   -           -            (1.5)     -
                                                       -----       -----        ------    -----
        Comprehensive earnings                         $50.7       $30.8        $ 98.6    $35.1
                                                       =====       =====        ======    =====


       Accumulated   other   comprehensive   earnings  (loss)  consists  of  the
       following:

                                                               Foreign          Minimum          Accumulated
                                                               Currency         Pension             Other
                                                             Translation       Liability        Comprehensive
                                                              Adjustment      Adjustment        Earnings (Loss)
                                                              ----------      ----------        ---------------
       Balance, December 31, 1997                              $(23.8)         $  -                  $(23.8)
       First quarter other comprehensive earnings (loss)         (0.1)           (1.5)                 (1.6)
                                                               ------          ------                ------
       Balance, March 31, 1998                                  (23.9)           (1.5)                (25.4)
       Second quarter other comprehensive earnings (loss)        (3.1)            -                    (3.1)
                                                               ------          ------                ------
       Balance, June 30, 1998                                  $(27.0)         $ (1.5)               $(28.5)
                                                               ======          ======                ======

6.     EARNINGS PER SHARE (EPS) (Dollars in millions, except share amounts)

       The following is a reconciliation of the weighted average shares used in the basic and diluted EPS calculations:

                                                         Three Months Ended          Six Months Ended
                                                              June 30                     June 30
                                                         1998          1997          1998           1997
                                                         ----          ----          ----           ----
       Earnings before extraordinary item used for
        both basic and dilutive EPS                     $53.8         $34.3         $103.3         $65.0
                                                        =====         =====         ======         =====

       Weighted average shares used for basic EPS      66,500,544   71,734,978    67,290,317     72,329,816

       Effect of dilutive securities
        Warrants                                              -        340,362           -          341,679
        Long-term incentive plan                           38,422       46,101        44,213         46,101
        Stock options                                   4,842,825    3,175,380     4,445,013      3,376,992
                                                       ----------   ----------    ----------     ----------
       Weighted average shares used for diluted EPS    71,381,791   75,296,821    71,779,543     76,094,588
                                                       ==========   ==========    ==========     ==========

       Basic EPS before extraordinary item               $0.81        $0.48          $1.53          $0.90
       Diluted EPS before extraordinary item             $0.75        $0.45          $1.44          $0.85

       Options to purchase an additional 280,438 and 33,577 shares of Class A common stock were outstanding at June 30, 1998 and 1997, respectively, but were not included in the computation of diluted earnings per share because their effect would be antidilutive.

7.     SUMMARIZED FINANCIAL INFORMATION
       (Dollars in millions)

       The  following  is  consolidated   summarized  financial  information  of
       International:

                                                 June 30         December 31
                                                   1998             1997
                                                 -------         -----------
       Statement of financial position data:
        Current assets                           $880.3            $776.1
        Noncurrent assets                         430.4             432.1

        Current liabilities                       561.4             551.4
        Noncurrent liabilities                    255.8             160.0


                                             Three Months Ended     Six Months Ended
                                                  June 30                June 30
                                             ------------------      ----------------

                                              1998       1997        1998        1997
                                              ----       ----        ----        ----
      Statement of earnings data:
       Revenues                              $697.3     $556.3    $1,369.4     $1,139.7
       Gross profit                           256.4      193.4       503.0        393.2
       Earnings before extraordinary item      53.8       34.3       103.3         65.0
       Net earnings                            53.8       34.3       103.3         51.0


       Current liabilities at June 30, 1998 and December 31, 1997 include $3.8 million and $3.9 million, respectively, that is owed to Lexmark International Group, Inc.

8.     NEW ACCOUNTING STANDARDS

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

       In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This SOP
       provides  guidance  on  accounting  for the  costs of  computer  software developed or obtained for internal use, and requires that entities capitalize certain internal-use software costs once certain criteria are met. Currently the company generally expenses the costs of developing or obtaining internal-use software as incurred. The company is currently evaluating SOP 98-1, and does not expect it to have a material impact on its consolidated financial statements. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998.

       In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The company is currently evaluating this statement and its impact on the consolidated financial statements. This statement is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. The company will adopt this accounting standard as required by January 1, 2000.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
              (Unaudited)

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES


Results of Operations
---------------------
Consolidated revenues for the three months ended June 30, 1998 were $697 million, an increase of 25% over the same period of 1997 and reflected the company's highest quarterly revenue growth since becoming a public company in 1995. Revenues were adversely affected by foreign currency exchange rates due to the strengthening of the U.S. dollar. Without the currency effect, year-to-year revenue growth would have been 29%. Printers and associated supplies revenues were $579 million, an increase of 30%. Revenues from other office imaging products were $118 million, an increase of 5% from 1997. Total U.S. revenues were up $101 million or 37%, and international revenues were up $40 million or 14%.

For the six months ended June 30, 1998, consolidated revenues were $1,369 million, an increase of 20% over the same period of 1997. Revenues were adversely affected by foreign currency exchange rates due to the strengthening of the U.S. dollar. Without the currency effect, year-to-year revenue growth would have been 24%. Printers and associated supplies revenues were $1,136 million, an increase of 26%. Revenues from other office imaging products were $233 million, a decrease of 3% from 1997. Total U.S. revenues were up $141 million or 24%, and international revenues were up $89 million or 16%.

The revenue growth for the quarter and six months ended June 30, 1998 over the same periods in 1997 was driven by unit volume increases in printers and strong growth of associated supplies.

Consolidated gross profit was $256 million for the three months ended June 30, 1998, an increase of 33% from the same period of 1997. This was driven by improved printer margins reflecting lower costs and a richer mix of supplies versus printer hardware. Gross profit as a percentage of revenues for the second quarter of 1998 increased to 37% from 35% in 1997. Gross profit attributable to printers and associated supplies increased by 44%, principally due to improved printer margins reflecting lower costs and growth in higher margin associated consumable supplies.

For the six months ended June 30, 1998, consolidated gross profit was $503 million, an increase of 28% over the corresponding period of 1997. Gross profit as a percentage of revenues increased to 37% from 35% in 1997. Gross profit attributable to printers and associated supplies increased by 40%, principally due to improved printer margins reflecting lower costs and growth in higher margin associated consumable supplies.

Total operating expenses increased 26% and 21% in the second quarter and first six months of 1998, respectively, compared to the same periods of 1997 reflecting higher marketing expenses in support of new product introductions and revenue growth. Expenses as a percentage of revenues for the quarter were 24.5% compared to 24.4% for the corresponding period of 1997. Expenses as a percentage of revenues for the first half of 1998 were 24.8% compared to 24.6% for the same period of 1997.

Consolidated operating income was $85 million for the second quarter of 1998 and $163 million for the six months ended June 30, 1998, an increase of 48% and 44%, respectively, over the corresponding period of 1997. This increase was due principally to improved printer margins reflecting lower costs and growth in higher margin associated consumable supplies.

Net earnings for the second quarter of 1998 were $54 million, up 57% compared to the second quarter of 1997. This increase was primarily due to the 48% increase in operating income. The income tax provision was approximately 34% of earnings before tax for the second quarter of 1998 as compared to approximately 37% in the same period of 1997. The decrease in the income tax rate is primarily due to the effect of lower tax rates on manufacturing activities in certain countries.

Basic net earnings per share were $0.81 for the second quarter of 1998 compared to $0.48 in the corresponding period of 1997, an increase of 69%. Diluted net earnings per share were $0.75 for the second quarter of 1998 compared to $0.45 in the comparable period of 1997, an increase of 66%. The increase in basic and diluted net earnings per share resulted from increased operating income, lower income tax rates and the reduced shares outstanding due to share repurchases.

Earnings before extraordinary item for the first six months of 1998 were $103 million, an increase of 59% compared to the same period of 1997. This increase is principally due to the 44% increase in operating income. The income tax provision was approximately 34% of earnings before tax for the second quarter of 1998 as compared to approximately 37% in the same period of 1997. The decrease in the income tax rate is primarily due to the effect of lower tax rates on manufacturing activities in certain countries.

Net earnings for the first half of 1998 were $103 million, an increase of 103% compared to the same period of 1997. Net earnings for the first half of 1997 were affected by an extraordinary charge of $22 million ($14 million net of tax benefit) caused by a prepayment premium and other fees associated with the prepayment of the company's senior subordinated notes.

Basic net earnings per share were $1.53 for the first six months of 1998 compared to $0.71 in the corresponding period of 1997, or $0.90 before extraordinary item, an increase of 118% and 71%, respectively. Diluted net earnings per share were $1.44 for the first six months of 1998 compared to $0.67 in the comparable period of 1997, or $0.85 before extraordinary item, an increase of 115% and 69%, respectively. The increase in basic and diluted net earnings per share resulted from increased operating income, lower income tax rates and the reduced shares outstanding due to share repurchases.

Financial Condition
-------------------
The company's financial position remains strong at June 30, 1998, with working capital of $323 million compared to $229 million at December 31, 1997. At June 30, 1998, the company had outstanding $47 million of short-term debt and $149 million of long-term debt. The debt to total capital ratio was 28% at June 30, 1998 compared to 13% at December 31, 1997. The increase in debt reflects the public debt offering of $150 million principal amount of senior notes described below and higher revolver usage for stock repurchases.

In February 1998, Group's board of directors declared a dividend distribution of one right (a "Right") for each outstanding share of Group's Class A common stock and Class B common stock. The distribution was payable to holders of record on April 3, 1998. Each Right entitles the registered holder to purchase from Group one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $200 per one hundredth of a share, subject to adjustment.

In March 1998, the public offering of 7,704,577 shares of Group's Class A common stock by certain of its stockholders was completed at a public offering price of $45.00 per share. Group and current members of management chose not to sell any shares in the offering and, therefore, did not receive any of the proceeds from the sale of the shares.

In March 1998, Group repurchased an additional 2 million shares (the "Repurchase Shares") from certain of the stockholders participating in the March 1998 offering at a price of $43.38 per share (which was equal to the net proceeds per share received by the selling stockholders participating in the offering) for an aggregate purchase price of approximately $87 million.

In May 1998, International completed a public offering of $150 million principal amount of its 6.75% senior notes due May 15, 2008. The senior notes were priced at 98.998%, to yield 6.89% to maturity. The senior notes are guaranteed by Group. A substantial portion of the net proceeds from the sale of the senior notes was used to reduce existing debt outstanding under the company's credit facility. There are no sinking fund requirements on the senior notes and they may be redeemed at any time, at a redemption price as described in the related indenture agreement, in whole or in part, at the option of International.

Cash provided by operating activities for the six months ended June 30, 1998 was $11 million compared to $76 million for the same period of 1997. The decrease in cash flows from operating activities in the first half of 1998 was attributable primarily to increases in trade receivables and inventories due to higher revenues and lower accounts payable which were partially offset by earnings growth and changes in other working capital accounts.

Capital expenditures for the first half of 1998 were $35 million compared to $31 million for the same period of 1997. It is anticipated that capital expenditures for 1998 will be approximately $100 million and will be funded primarily through cash from operations.

During the three months ended June 30, 1998, Group repurchased 410,200 shares of its Class A common stock in the open market at prices ranging from $51.63 to $56.94 for an aggregate cost of approximately $23 million. As of June 30, 1998, Group held, net of issuances, a total of 8,845,687 treasury shares at an aggregate cost of approximately $291 million. Group has remaining authorization from its board of directors to repurchase up to approximately $109 million of its Class A common stock. This repurchase authority allows Group at management's discretion to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors.

New Accounting Standards
------------------------
In February 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132, Employers' Disclosure about Pensions and Other Postretirement Benefits, effective for fiscal years beginning after December 15, 1997. This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful. Restatement of disclosures for earlier periods provided for comparative purposes is required unless the information is not readily available. This statement is disclosure oriented and, therefore, will not have a material impact on the company's financial position, results of operations or liquidity. This statement is effective for the company's financial statements for the year ended December 31, 1998.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Opinion ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use, and requires that entities capitalize certain internal-use software costs once certain criteria are met. Currently the company generally expenses the costs of developing or obtaining internal-use software as incurred. The company is currently evaluating SOP 98-1, and does not expect it to have a material impact on its consolidated financial statements. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The company is currently evaluating this statement and its impact on the consolidated financial statements. This statement is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. The company will adopt this accounting standard as required by January 1, 2000.

Factors  That  May  Affect  Future  Results and Information Concerning Forward -
--------------------------------------------------------------------------------
Looking Statements
------------------

Certain of the statements contained in this Report may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are made based upon management's current expectations and belief concerning future developments and their potential effects upon the company. There can be no assurance that future developments affecting the company will be those anticipated by management, and there are a number of factors that could adversely affect the company's future operating results or cause the company's actual results to differ materially from the estimates or expectations reflected in such forward-looking statements, including without limitation, the factors set forth below:

~ The markets for printers and associated supplies are highly competitive, especially with respect to pricing and the introduction of new technologies and products offering improved features and functionality. If it is unable to continue to develop, manufacture and market products that meet customers' needs, the company's future operating results may be adversely affected. The company's major competitors, all of which have significantly greater financial, marketing and technological resources than the company, have regularly lowered prices on their laser and inkjet printers and are expected to continue to do so. The company has also regularly lowered prices on its printers and expects to continue to do so. In particular, the inkjet printer market has experienced and is expected to continue to experience significant printer price pressure from the company's major competitors. Price reductions beyond expectations or the inability to reduce costs, contain expenses or increase sales as currently expected, as well as price protection measures, could result in lower profitability for the company and jeopardize the company's ability to grow or maintain its market share. In addition, the company's ability to increase or maintain its presence in the retail marketplace with its branded products may be adversely affected as the company becomes more successful in its sales and marketing efforts for original equipment manufacturers.

~ The life cycles of the company's products, as well as delays in product development and manufacturing, variations in the cost of component parts, management of inventory levels by competitors, delays in customer purchases of existing products in anticipation of new product introductions by the company or its competitors and market acceptance of new products and programs, may cause a build up in the company's inventories, make the transition from current products to new products difficult and could adversely affect the company's future operating results. Further, some of the company's newly developed products replace or compete with some of the company's existing products. The competitive pressure to develop technology and products also could cause significant changes in the level of the company's operating expenses.

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

~ Factors unrelated to the company's operating performance, including the company's ability to obtain patents, copyrights and trademarks, maintain trade secret protection and operate without infringing the proprietary rights of others, as well as expenses incurred by the company in enforcing its intellectual property rights; economic and business conditions, both national and international; the loss of significant customers or suppliers; changes in and execution of the company's business strategy, including the impact of acquisitions, and the ability to retain and attract key personnel, also may affect the company's results. In addition, other factors, such as expectations about the company's financial performance created in the investment community by stock analysts who report on the company and the company's ability to meet those expectations, may also affect Group's Class A common stock price.

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                           Part II. Other Information



Item 4.   Submission of Matters to a Vote of Security Holders

           The information required to be reported for Group's Annual Meeting of Stockholders held on April 30, 1998, was previously reported by Group in its Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.




Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               A list of exhibits is set forth in the Exhibit Index found on page 16 of this report.

          (b) Reports on Form 8-K:

               A Current Report on Form 8-K dated April 20, 1998 with respect to a press release announcing Group's first quarter 1998 financial results was filed with the Securities and Exchange Commission by Group.

               A Current Report on Form 8-K dated April 21, 1998 with respect to the addition of the information contained in Note 21 thereof to Group's annual report previously filed on Form 10-K for the Fiscal Year Ended December 31, 1997 was filed with the Securities and Exchange Commission by Group.

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

                                               Lexmark International Group, Inc.
                                               (Registrant)


Date:  August 11, 1998                         By:  /s/ David L. Goodnight
       ---------------                             -----------------------
                                               David L. Goodnight
                                               Corporate Controller
                                               (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibits:

4.1 Form of Lexmark International, Inc. ("International") 6.75% Senior Notes due 2008

4.2 Indenture dated as of May 11, 1998 among International, as Issuer, and Lexmark International Group, Inc., as Guarantor, to the Bank of New York, as Trustee.

10.1 Lexmark International Group, Inc. Nonemployee Director Stock Plan, Amended and Restated effective April 30, 1998. +

10.2 Form of Non-Qualified Stock Option Agreement, pursuant to the Lexmark International Group, Inc. Stock Incentive Plan. +

27    Financial Data Schedule

----------------
+ Indicates management contract or compensatory plan, contract or arrangement.