Form 10-Q
period 1998-09-30
LEXMARK INTERNATIONAL GROUP INC
filed 1998-11-12
CIK 1001288

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
  (Mark One)
      X         For the Quarterly Period Ended September 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The registrant had 65,356,685 shares outstanding (excluding shares held in treasury) of Class A common stock, par value $0.01 per share, as of the close of business on October 30, 1998.

--------------------------------------------------------------------------------

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                                      INDEX




                                                                        Page of
                                                                       Form 10-Q

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

      CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (Unaudited)
          THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997.......2

      CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION (Unaudited)
          AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997.......................3

      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
          NINE MONTHS  ENDED SEPTEMBER 30, 1998 AND 1997.......................4

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited).......5-9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION (Unaudited)....................10-15

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................16

                         Part I - Financial Information

Item 1.  Financial Statements

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                     (In Millions, Except Per Share Amounts)
                                   (Unaudited)

                                                              Three Months Ended      Nine Months Ended
                                                                   September 30           September 30
                                                               ------------------      -----------------

                                                                 1998       1997       1998         1997
                                                                 ----       ----       ----         ----
Revenues                                                        $743.8    $618.3     $2,113.2     $1,758.0
Cost of revenues                                                 475.9     402.7      1,342.3      1,149.2
                                                                ------    ------     --------     --------
        Gross profit                                             267.9     215.6        770.9        608.8

Research and development                                          44.0      32.0        118.7         94.4
Selling, general and administrative                              132.5     116.6        397.6        334.2
                                                                ------    ------     --------     --------
        Operating expenses                                       176.5     148.6        516.3        428.6
                                                                ------    ------     --------     --------

        Operating income                                          91.4      67.0        254.6        180.2

Interest expense                                                   3.3       1.7          8.4          8.0
Amortization of deferred financing costs and other                 1.2       2.2          4.0          6.6
                                                                ------    ------     --------     --------

        Earnings before income taxes and extraordinary item       86.9      63.1        242.2        165.6
Provision for income taxes                                        29.1      22.1         81.1         59.6
                                                                ------    ------     --------     --------
        Earnings before extraordinary item                        57.8      41.0        161.1        106.0

Extraordinary loss on extinguishment of debt
 (net of related tax benefit of $8.4)                              -         -            -          (14.0)
                                                                ------    ------     --------     --------
        Net earnings                                            $ 57.8    $ 41.0     $  161.1     $   92.0
                                                                ======    ======     ========     ========

Basic earnings per share:
        Before extraordinary item                               $ 0.87    $ 0.57     $   2.41     $   1.47
        Extraordinary loss                                        -         -            -           (0.19)
                                                                ------    ------     --------     --------
        Net earnings per share                                  $ 0.87    $ 0.57     $   2.41     $   1.28
                                                                ======    ======     ========     ========


Diluted earnings per share:
        Before extraordinary item                               $ 0.81    $ 0.54     $   2.25     $   1.39
        Extraordinary loss                                        -         -            -           (0.18)
                                                                ------    ------     --------     --------
        Net earnings per share                                  $ 0.81    $ 0.54     $   2.25     $   1.21
                                                                ======    ======     ========     ========


Shares used in  per share calculation:
       Basic                                                      66.3      71.5         66.9         72.1
                                                                ======    ======     ========     ========
       Diluted                                                    71.1      75.7         71.6         75.9
                                                                ======    ======     ========     ========

See notes to consolidated condensed financial statements.

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                       (In Millions, Except Share Amounts)
                                   (Unaudited)

                                                                          September 30         December 31
                                                                             1998                  1997
                                                                          ------------         -----------
ASSETS
Current assets:
    Cash and cash equivalents                                              $   28.2             $   43.0
    Trade receivables, net of allowance of $21 in 1998 and $19 in 1997        421.7                318.9
    Inventories                                                               411.6                353.8
    Prepaid expenses and other current assets                                  74.5                 60.4
                                                                           --------             --------
          Total current assets                                                936.0                776.1

Property, plant and equipment, net                                            415.8                409.6
Other assets                                                                   25.9                 22.5
                                                                           --------             --------
          Total assets                                                     $1,377.7             $1,208.2
                                                                           ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Short-term debt                                                        $   36.0             $   18.0
    Accounts payable                                                          235.5                302.0
    Accrued liabilities                                                       331.5                227.5
                                                                           --------             --------
          Total current liabilities                                           603.0                547.5

Long-term debt                                                                148.6                 57.0
Other liabilities                                                             110.5                103.0
                                                                           --------             --------
          Total liabilities                                                   862.1                707.5
                                                                           --------             --------

Stockholders' equity:
    Preferred stock, $.01 par value, 1,600,000 shares authorized,
      no shares issued and outstanding                                          -                    -
    Common stock $.01 par value:
          Class A, 160,000,000 shares authorized; 65,712,168 and
            67,539,935 outstanding in 1998 and 1997, respectively               0.8                  0.7
          Class B, 10,000,000 shares authorized; 0 and
            410,537 outstanding in 1998 and 1997, respectively                  -                    -
          Capital in excess of par                                            548.1                537.2
    Retained earnings                                                         329.9                168.8
    Accumulated other comprehensive earnings (loss)                           (26.2)               (23.8)
    Treasury stock, at cost; 9,570,087 and 6,438,114 shares in 1998 and
      1997, respectively                                                     (337.0)              (182.2)
                                                                           --------             --------
          Total stockholders' equity                                          515.6                500.7
                                                                           --------             --------
          Total liabilities and stockholders' equity                       $1,377.7             $1,208.2
                                                                           ========             ========

See notes to consolidated condensed financial statements.

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (In Millions)
                                   (Unaudited)

                                                                      Nine Months Ended
                                                                         September 30
                                                                      -----------------
                                                                      1998         1997
Cash flows from operating activities:
   Net earnings                                                      $161.1       $ 92.0
        Adjustments to reconcile net earnings to net cash
         provided by operating activities:
           Depreciation and amortization                               52.5         56.3
           Extraordinary loss on extinguishment of debt                 -           22.4
           Deferred taxes                                              (0.3)         8.9
           Other non-cash charges to operations                        15.2         17.4
                                                                     ------       ------
                                                                      228.5        197.0
           Change in assets and liabilities:
            Trade receivables                                         (90.5)       (24.4)
            Trade receivables programs                                (12.3)        21.5
            Inventories                                               (57.8)       (84.1)
            Accounts payable                                          (66.5)        22.9
            Accrued liabilities                                       104.0          8.4
            Other assets and liabilities                              (19.4)       (32.6)
                                                                     ------       ------
             Net cash provided by operating activities                 86.0        108.7
                                                                     ------       ------

Cash flows from investing activities:
    Purchases of property, plant and equipment                        (61.4)       (47.8)
    Proceeds from sale of property, plant and equipment                 0.9          0.2
                                                                     ------       ------
             Net cash used for investing activities                   (60.5)       (47.6)
                                                                     ------       ------

Cash flows from financing activities:
   Increase in short-term debt                                         18.0        102.5
   Principal payments on long-term debt                              (207.0)      (125.5)
   Proceeds from issuance of long-term debt, net of
     issuance costs of $1.3 in 1998                                   297.2          0.2
   Charges related to extinguishment of debt                            -          (22.4)
   Purchase of treasury stock                                        (154.9)       (85.6)
   Exercise of stock options and warrants                               6.4          8.2
                                                                     ------       ------
             Net cash used for financing activities                   (40.3)      (122.6)
                                                                     ------       ------

Effect of exchange rate changes on cash                                 -           (2.3)
                                                                     ------       ------

Net decrease in cash and cash equivalents                             (14.8)       (63.8)
Cash and cash equivalents - beginning of period                        43.0        119.3
                                                                     ------       ------

Cash and cash equivalents - end of period                            $ 28.2       $ 55.5
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

2.     INVENTORIES
       (Dollars in millions)

       Inventories consist of the following:

                                                September 30         December 31
                                                   1998                 1997
                                                   -----                ----
           Work in process                        $188.6             $211.2
           Finished goods                          223.0              142.6
                                                  ------             ------
                                                  $411.6             $353.8
                                                  ======             ======

3.     STOCKHOLDERS' EQUITY

       During the three months ended September 30, 1998, Group repurchased 724,400 shares of its Class A common stock in the open market at prices ranging from $56.38 to $66.94 for an aggregate cost of approximately $45.6 million. As of September 30, 1998, Group held, net of issuances, a total of 9,570,087 shares at an aggregate cost of approximately $337.0 million.

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

       Comprehensive earnings consists of the following:

                                                         Three Months Ended    Nine Months Ended
                                                            September 30          September 30
                                                         ------------------    -----------------
                                                           1998      1997        1998     1997
                                                           ----      ----        ----     ----
        Net earnings                                      $57.8     $41.0       $161.1   $92.0
        Other comprehensive earnings (loss):
          Foreign currency translation adjustment
           (net of related tax benefit of $0 in 1998
            and 1997)                                       2.3      (4.6)        (0.9)  (20.5)

          Minimum pension liability adjustment
            (net of related tax benefit of $0.8 in 1998)    -         -           (1.5)    -
                                                          -----     -----       ------   -----
        Comprehensive earnings                            $60.1     $36.4       $158.7   $71.5
                                                          =====     =====       ======   =====



       Accumulated   other   comprehensive   earnings  (loss)  consists  of  the
following:

                                                               Foreign          Minimum           Accumulated
                                                               Currency         Pension              Other
                                                             Translation       Liability         Comprehensive
                                                             Adjustment        Adjustment        Earnings (Loss)
                                                             -----------       ----------       ---------------
       Balance, December 31, 1997                               $(23.8)        $  -                $(23.8)
       First quarter other comprehensive earnings (loss)          (0.1)          (1.5)               (1.6)
                                                                ------         ------              ------
       Balance, March 31, 1998                                   (23.9)          (1.5)              (25.4)
       Second quarter other comprehensive earnings (loss)         (3.1)           -                  (3.1)
                                                                ------         ------              ------
       Balance, June 30, 1998                                   $(27.0)                            $(28.5)
       Third quarter other comprehensive earnings (loss)           2.3            -                   2.3
                                                                ------         ------              ------
       Balance, September 30, 1998                              $(24.7)        $ (1.5)             $(26.2)
                                                                ======         ======              ======

6.     EARNINGS PER SHARE (EPS) (Dollars in millions, except share amounts)

       The following is a reconciliation of the weighted average shares used in the basic and diluted EPS calculations:

                                                        Three Months Ended        Nine Months Ended
                                                            September 30             September 30
                                                        ------------------        -----------------
                                                         1998          1997        1998         1997
                                                         ----          ----        ----         ----
       Earnings before extraordinary item used for
          both basic and dilutive EPS                   $57.8         $41.0       $161.1       $106.0
                                                        =====         =====       ======       ======

       Weighted average shares used for basic EPS     66,260,721    71,505,531   66,943,347   72,052,035

       Effect of dilutive securities
         Warrants                                            -         362,012          -        349,790
         Long-term incentive plan                         42,232        33,744       51,333       19,880
         Stock options                                 4,825,914     3,791,370    4,571,980    3,513,784
                                                      ----------    ----------    ---------    ---------
       Weighted average shares used for diluted EPS   71,128,867    75,692,657   71,566,660    75,935,489
                                                      ==========    ==========   ==========    ==========

       Basic EPS before extraordinary item              $0.87         $0.57        $2.41         $1.47
       Diluted EPS before extraordinary item            $0.81         $0.54        $2.25         $1.39

       Options to purchase an additional 32,883 and 30,373 shares of Class A common stock were outstanding at September 30, 1998 and 1997, respectively, but were not included in the computation of diluted earnings per share because their effect would be antidilutive.

7.     SUMMARIZED FINANCIAL INFORMATION
       (Dollars in millions)

       The  following  is  consolidated   summarized  financial  information  of
       International:

                                                   September 30      December 31
                                                      1998              1997
                                                   ------------      -----------
       Statement of financial position data:
         Current assets                               $936.0           $776.1
         Noncurrent assets                             441.7            432.1

         Current liabilities                           606.9            551.4
         Noncurrent liabilities                        259.1            160.0

                                           Three Months Ended     Nine Months Ended
                                               September 30           September 30
                                            ------------------     -----------------
                                            1998          1997     1998         1997
                                            ----          ----     ----         ----
      Statement of earnings data:
       Revenues                            $743.8       $618.3   $2,113.2     $1,758.0
       Gross profit                         267.9        215.6      770.9        608.8
       Earnings before extraordinary item    57.8         41.0      161.1        106.0
       Net earnings                          57.8         41.0      161.1         92.0


       Current liabilities include $3.9 million at both September 30, 1998 and December 31, 1997 that is owed to Lexmark International Group, Inc.

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

9.     SUBSEQUENT EVENT

       On October 29, 1998, the board of directors of Group authorized the repurchase at management's discretion of up to $200 million of its Class A common stock in the open market or in privately negotiated transactions depending upon market price and other factors. This authorization is in addition to the $400 million in aggregate repurchase authorization previously granted by the board and is currently permitted under the Company's credit facilities. As of November 6, 1998, Group has used $363 million of the total authorization granted to it to repurchase approximately 10 million shares, leaving approximately $237 million of share repurchase authorization (including the October 1998 authorization).

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
         (Unaudited)

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES


Results of Operations
---------------------
Consolidated revenues for the three months ended September 30, 1998 were $744 million, an increase of 20% over the same period of 1997 and reflected the company's highest quarterly revenues and earnings per share since becoming a public company in 1995. The impact of foreign currency translation on revenues during the quarter was insignificant. Printers and associated supplies revenues were $632 million, an increase of 25%. Revenues from other office imaging products remained constant at $112 million compared to the same period of 1997. Total U.S. revenues were up $73 million or 22%, and total international revenues were up $53 million or 19%, despite lower revenues in Asia, which accounted for less than 10% of consolidated revenues.

For the nine months ended September 30, 1998, consolidated revenues were $2,113 million, an increase of 20% over the same period of 1997. Revenues were adversely affected by foreign currency exchange rates due to the strengthening of the U.S. dollar. Without the currency effect, year-to-year revenue growth would have been 23%. Printers and associated supplies revenues were $1,767 million, an increase of 26%. Revenues from other office imaging products were $346 million, a decrease of 2% from 1997. Total U.S. revenues were up $214 million or 23%, and total international revenues were up $141 million or 17%.

The revenue growth for the quarter and nine months ended September 30, 1998 over the same periods in 1997 was driven by unit volume increases in printers and strong growth of associated supplies. Revenues from sales to all original equipment manufacturers (OEM) accounted for less than 10% of consolidated revenues for the quarter and nine months ended September 30, 1998.

Consolidated gross profit was $268 million for the three months ended September 30, 1998, an increase of 24% from the same period of 1997. This was driven by improved printer margins reflecting lower costs and a richer mix of supplies versus printer hardware. Gross profit as a percentage of revenues for the third quarter of 1998 increased to 36% from 35% in 1997. Gross profit attributable to printers and associated supplies increased by 29%, principally due to improved printer margins reflecting lower costs and growth in higher margin associated consumable supplies.

For the nine months ended September 30, 1998, consolidated gross profit was $771 million, an increase of 27% over the corresponding period of 1997. Gross profit as a percentage of revenues increased to 37% from 35% in 1997. Gross profit attributable to printers and associated supplies increased by 36%, principally due to improved printer margins reflecting lower costs and growth in higher margin associated consumable supplies.

Total operating expenses increased 19% and 20% in the third quarter and first nine months of 1998, respectively, compared to the same periods of 1997 principally reflecting higher marketing expenses in support of new product introductions and revenue growth. Expenses as a percentage of revenues for the quarter were 23.7% compared to 24.0% for the corresponding period of 1997. Expenses as a percentage of revenues for the first nine months of 1998 and 1997 were 24.4%.

Consolidated operating income was $91 million for the third quarter of 1998 and $255 million for the nine months ended September 30, 1998, an increase of 36% and 41%, respectively, over the corresponding periods of 1997. This increase was due principally to improved printer margins reflecting lower costs and growth in higher margin associated consumable supplies.

Net earnings for the third quarter of 1998 were $58 million, up 41% compared to the third quarter of 1997. This increase was primarily due to the 36% increase in operating income. The income tax provision was approximately 33% of earnings before tax for the third quarter of 1998 as compared to approximately 35% in the same period of 1997. The decrease in the income tax rate is primarily due to the effect of lower tax rates on manufacturing activities in certain countries.

Basic net earnings per share were $0.87 for the third quarter of 1998 compared to $0.57 in the corresponding period of 1997, an increase of 52%. Diluted net earnings per share were $0.81 for the third quarter of 1998 compared to $0.54 in the comparable period of 1997, an increase of 50%. The increase in basic and diluted net earnings per share resulted from increased operating income, lower income tax rates and fewer shares outstanding due to share repurchases.

Earnings before extraordinary item for the first nine months of 1998 were $161 million, an increase of 52% compared to the same period of 1997. This increase is principally due to the 41% increase in operating income. The income tax provision was approximately 33% of earnings before tax for the first nine months of 1998 as compared to approximately 36% in the same period of 1997. The decrease in the income tax rate is primarily due to the effect of lower tax rates on manufacturing activities in certain countries.

Net earnings for the first nine months of 1998 were $161 million, an increase of 75% compared to the same period of 1997. Net earnings for the first nine months of 1997 were affected by an extraordinary charge of $22 million ($14 million net of tax benefit) caused by a prepayment premium and other fees associated with the prepayment of the company's senior subordinated notes.

Basic net earnings per share were $2.41 for the first nine months of 1998 compared to $1.28 in the corresponding period of 1997, or $1.47 before extraordinary item, an increase of 88% and 64%, respectively. Diluted net earnings per share were $2.25 for the first nine months of 1998 compared to $1.21 in the comparable period of 1997, or $1.39 before extraordinary item, an increase of 86% and 61%, respectively. The increase in basic and diluted net earnings per share resulted from increased operating income, lower income tax rates and fewer shares outstanding due to share repurchases.

Financial Condition
-------------------
The company's financial position remains strong at September 30, 1998, with working capital of $333 million compared to $229 million at December 31, 1997. At September 30, 1998, the company had outstanding $36 million of short-term debt and $149 million of long-term debt. The debt to total capital ratio was 26% at September 30, 1998 compared to 13% at December 31, 1997. The increase in debt reflects the public debt offering of $150 million principal amount of senior notes described below and higher revolver usage for stock repurchases.

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

In March 1998, Group repurchased an additional 2 million shares from certain of the stockholders participating in the March 1998 offering at a price of $43.38 per share (which was equal to the net proceeds per share received by the selling stockholders participating in the offering) for an aggregate purchase price of approximately $87 million.

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

Cash provided by operating activities for the nine months ended September 30, 1998 was $86 million compared to $109 million for the same period of 1997. The decrease in cash flows from operating activities in the first nine months of 1998 was attributable primarily to an increase in trade receivables due to higher revenues and lower accounts payable which were partially offset by earnings growth and changes in other working capital accounts.

Capital expenditures for the first nine months of 1998 were $61 million compared to $48 million for the same period of 1997. It is anticipated that capital expenditures for 1998 will be approximately $100 million and will be funded primarily through cash from operations.

During the three months ended September 30, 1998, Group repurchased 724,400 shares of its Class A common stock in the open market at prices ranging from $56.38 to $66.94 for an aggregate cost of approximately $46 million. As of September 30, 1998, Group held, net of issuances, a total of 9,570,087 treasury shares at an aggregate cost of approximately $337 million. On October 29, 1998, the board of directors of Group authorized the repurchase at management's discretion of up to $200 million of its Class A common stock in the open market or in privately negotiated transactions depending upon market price and other factors. This authorization is in addition to the $400 million in aggregate repurchase authorization previously granted by the board and is currently permitted under the Company's credit facilities. As of November 6, 1998 Group has used $363 million of the total authorization granted to it to repurchase approximately 10 million shares, leaving approximately $237 million of share repurchase authorization (including the October 1998 authorization).


Year 2000 Issue
---------------


General
-------
The Year 2000 Issue is the result of computers, software and other equipment that fail to utilize the full four-digit representation of a year which would cause date-sensitive software to recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculation causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. In addition, equipment containing embedded chips could malfunction as a result of this issue. If systems are not modified to be Year 2000 compliant, such failures could occur and could materially affect the company's results of operations, liquidity, and financial condition. In recent years, in order to reduce costs associated with information processing and to improve access to business information through common, integrated computing systems, the company converted its major information technology systems to an enterprise resource planning system. This system is Year 2000 compliant.

The company has conducted a comprehensive review of its computer and manufacturing equipment systems to identify the systems that could be affected by the Year 2000 Issue and has developed a comprehensive plan to address the issues. This plan includes analyzing and identifying systems and equipment that need to be replaced or upgraded as a result of the Year 2000 Issue. This review was completed by September 30, 1998. Required replacements and upgrades of critical systems and equipment are expected to be substantially complete and tested by December 31, 1998. The Year 2000 Issue has not delayed implementation of any other planned system projects; however, some planned system projects were accelerated to replace non-compliant systems.

Almost all of the company's products are Year 2000 compliant. There are some products that are not Year 2000 compliant but can be upgraded to become compliant. A few products are not Year 2000 compliant and may not ever be Year 2000 compliant. The company does not expect costs associated with making its own products compliant to be material.

The company has established communications with its significant suppliers, customers and others with which it conducts business to help them identify their own Year 2000 issues. If necessary modifications and conversions by the company and those with which it conducts business are not completed timely, the Year 2000 Issue may have a material adverse effect on the company's results of operations, liquidity, and financial position. The company is currently evaluating and prioritizing the responses from suppliers to establish contingency plans. For significant production suppliers, possible contingencies include securing alternate sources or purchasing additional inventory prior to January 2000. Services provided by various utility companies are vital to the company, and the company is communicating with them about their plans and progress in addressing the Year2000 issue. The company currently does not have a contingency plan to address an interruption in utility service, although the company is actively working with its utility suppliers to gain assurance of uninterrupted service.

Costs
-----
The total costs associated with the company's required modifications and conversions to become Year 2000 compliant and to address Year 2000 non-compliant products are not currently expected to be material to the company's results of operations, liquidity and financial position and are being expensed as incurred.

The costs of the company's Year 2000 plan and the date on which the company expects to complete the Year 2000 Issue modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from the company's current expectations.

Risks
-----
The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially adversely affect the company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers, including utility companies and customers, the company is unable to conclude that the consequences of Year 2000 failures will not have a material impact on the company's results of operations, liquidity or financial position.

THE DISCUSSION AND ANALYSIS OF THE YEAR 2000 ISSUE INCLUDED HEREIN CONTAINS FORWARD-LOOKING STATEMENTS AND ARE BASED ON MANAGEMENT'S BEST ESTIMATES OF FUTURE EVENTS. RISKS RELATED TO COMPLETING THE COMPANY'S YEAR 2000 PLAN INCLUDE THE AVAILABILITY OF RESOURCES, THE COMPANY'S ABILITY TO TIMELY DISCOVER AND CORRECT THE POTENTIAL YEAR 2000 SENSITIVE PROBLEMS WHICH COULD HAVE A SERIOUS

IMPACT ON THE COMPANY'S OPERATIONS, THE ABILITY OF SUPPLIERS TO BRING THEIR SYSTEMS INTO YEAR 2000 COMPLIANCE, AND THE COMPANY'S ABILITY TO IDENTIFY AND IMPLEMENT EFFECTIVE CONTINGENCY PLANS TO ADDRESS YEAR 2000 FAILURES.


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


Factors That May Affect Future Results and Information Concerning Forward -
---------------------------------------------------------------------------
Looking Statements
------------------

Certain of the statements contained in this Report may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are made based upon management's current expectations and belief concerning future developments and their potential effects upon the company. There can be no assurance that future developments affecting the company will be those anticipated by management, and there are a number of factors that could adversely affect the company's future operating results or cause the company's actual results to differ materially from the estimates or expectations reflected in such forward-looking statements, including without limitation, the factors set forth below:

~ The markets for printers and associated supplies are highly competitive, especially with respect to new competitors, pricing and the introduction of new technologies and products offering improved features and functionality. If it is unable to continue to develop, manufacture and market products that meet customers'
needs, the company's future operating results may be adversely affected. The company's major competitors, all of which have significantly greater financial, marketing and technological resources than the company, have regularly lowered prices on their laser and inkjet printers and are expected to continue to do so. The company has also regularly lowered prices on its printers and expects to continue to do so. In particular, the inkjet printer market has experienced and is expected to continue to experience significant printer price pressure from the company's major competitors. Price reductions beyond expectations or the inability to reduce costs, contain expenses or increase sales as currently expected, as well as price protection measures, could result in lower profitability for the company and jeopardize the company's ability to grow or maintain its market share. In addition, the company's ability to increase or maintain its presence in the retail marketplace with its branded products may be adversely affected as the company becomes more successful in its sales and marketing efforts for original equipment manufacturers. Revenue from all laser and injet OEM customers for the third quarter and the nine months ended September 30, 1998, however, accounted for less than 10% of total revenue with no OEM customer accounting for, or currently expected to account for, more than 5% of total revenue.

~ The life cycles of the company's products, as well as delays in product development and manufacturing, variations in the cost of component parts, management of inventory levels by the company and its competitors, delays in customer purchases of existing products in anticipation of new product introductions by the company or its competitors and market acceptance of new products and programs, may cause a build up in the company's inventories, make the transition from current products to new products difficult and could adversely affect the company's future operating results. Further, some of the company's newly developed products replace or compete with some of the company's existing products. The competitive pressure to develop technology and products, as well as increased investment to support new product introductions, also could cause significant changes in the level of the company's operating expenses.

~ Revenues derived from international sales make up approximately half of the company's revenues. Accordingly, the company's future results could be adversely affected by a variety of factors, including foreign currency exchange rate fluctuations, trade protection measures, changes in a specific country's or region's political or economic conditions and unexpected changes in regulatory requirements. Also, margins on international sales tend to be lower than those on domestic sales. Moreover, the company believes that international operations in new geographic markets will be less profitable than operations in the U.S. and European markets as a result, in part, of the higher investment levels for product development, marketing, selling and distribution required to enter these markets.

~ Factors unrelated to the company's operating performance, including the company's ability to obtain patents, copyrights and trademarks, maintain trade secret protection and operate without infringing the proprietary rights of others, as well as expenses incurred by the company in defending and pursuing its intellectual property and other legal claims; economic and business conditions, both national and international; the loss of significant customers or suppliers; the potential impact on the company's customers and suppliers as they prepare for the Year 2000 and the Euro currency conversion; changes in and execution of the company's business strategy, including the impact of acquisitions, and the ability to retain and attract key personnel, also may affect the company's results. In addition, other factors, such as expectations about the company's financial performance created in the investment community by stock analysts who report on the company and the company's ability to meet those expectations, may also affect Group's Class A common stock price.

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                           Part II. Other Information



Item 6.      Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               A list of exhibits is set forth in the Exhibit Index found on page 18 of this report.

          (b)  Reports on Form 8-K:

               There were no Reports on Form 8-K filed during the quarter ended September 30, 1998.

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

                                         Lexmark International Group, Inc.
                                         (Registrant)


Date:  November 12, 1998                 By:  /s/ David L. Goodnight
------------------------                      ----------------------
                                         David L. Goodnight
                                         Vice President and Corporate Controller
                                         (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibits:

10.1 Form of Non-Qualified Stock Option Agreement, pursuant of the Lexmark International Group, Inc. Nonemployee Director Stock Plan, Amended and Restated effective April 30, 1998. +

10.2 Form of Indemnification Agreement entered into as of April 30, 1998, among Lexmark International Group, Inc., Lexmark International, Inc. and certain officers thereof. +

10.3 Form of Change in Control Agreement entered into as of April 30, 1998, among Lexmark International Group, Inc., Lexmark International, Inc. and certain officers thereof. +

10.4 Employment Agreement, dated as of April 30, 1998, among Lexmark International, Inc., Lexmark International Group, Inc. and Gary E. Morin. +

10.5 Separation Agreement, dated as of April 30, 1998, among Lexmark International, Inc., Lexmark International Group, Inc. and John A. Stanley. +

27       Financial Data Schedule

----------------
+ Indicates management contract or compensatory plan, contract or arrangement.