Form 10-K
period 1998-12-31
LEXMARK INTERNATIONAL GROUP INC
filed 1999-03-23
CIK 1001288

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                                   (Mark One)
                   For the Fiscal Year Ended December 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.___

As of March 12, 1999, there were outstanding 64,418,368 shares (excluding shares held in treasury) of the registrant's Class A common stock, par value $.01, which is the only class of voting common stock of the registrant, and there were no shares outstanding of the registrant's Class B common stock, par value $.01. As of that date, the aggregate market value of the shares of voting common stock held by non-affiliates of the registrant (based on the closing price for the Class A common stock on the New York Stock Exchange on March 12, 1999) was approximately $5,564,136,536.

                       Documents Incorporated by Reference

Pages 25 through 52 of the Company's 1998 Annual Report to Stockholders have been incorporated by reference in response to certain requirements of Part II of this filing.

Certain information in the company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders, which was filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, is incorporated by reference in Part III of this Form 10-K.
--------------------------------------------------------------------------------

                        LEXMARK INTERNATIONAL GROUP, INC.

                                    FORM 10-K
                      For the Year Ended December 31, 1998


                                                                       Page of
                                                                      Form 10-K

                                     PART I

ITEM 1.  BUSINESS..............................................................3

ITEM 2.  PROPERTIES...........................................................14

ITEM 3.  LEGAL PROCEEDINGS....................................................15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................16

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS................................................16

ITEM 6.   SELECTED FINANCIAL DATA.............................................16

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS..........................................16

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK..........18

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................18

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE...........................................18

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................19

ITEM 11.  EXECUTIVE COMPENSATION..............................................21

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT      21

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................21

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.....22

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

General

Lexmark is a global developer, manufacturer and supplier of laser and inkjet printers and associated consumable supplies for the office and home markets. Lexmark also sells dot matrix printers for printing single and multi-part forms by business users. In addition, Lexmark develops, manufactures and markets a broad line of other office imaging products which include supplies for IBM branded printers, after-market supplies for original equipment manufacturer
("OEM") products, and typewriters and typewriter supplies that are sold under the IBM trademark. The company operates in the office products industry segment.

Because consumable supplies must be replaced on average one to three times a year, depending on type of printer and usage, demand for laser and inkjet printer cartridges is increasing at a higher rate than their associated printer shipments. This is a relatively high margin, recurring business that management expects to contribute to the stability of Lexmark's earnings over time.

Revenues derived from international sales, including exports from the United States, make up slightly more than half of the company's consolidated revenues. Lexmark's products are sold in over 150 countries in North and South America, Europe, the Middle East, Africa, Asia, the Pacific Rim and the Caribbean. While currency translation has significantly affected international revenues and cost of revenues, it did not have a material impact on operating income through 1998. Although the company manages its net exposure to exchange rate fluctuations through operational hedges, such as pricing actions and product sourcing changes, and financial instruments, such as forward exchange contracts and currency options, there can be no assurances that currency fluctuations will not have a material impact on operating income in the future. As the company's international operations continue to grow, more management effort will be required to focus on the operation and expansion of the company's global business and to manage the cultural, language and legal differences inherent in international operations. A summary of the company's revenues and long-lived total assets by geographic area is found on page 40 of the company's 1998 Annual Report to Stockholders.

Lexmark competes primarily in the markets for office desktop laser and color inkjet printers--two of the fastest growing printer categories.

Network laser printer growth is being driven by the office migration from large mainframe computers to local area networks that link various types of computers using a variety of protocols and operating systems. This shift has created strong demand for office desktop laser printers with network connectivity attributes. Laser printers that print at speeds of 11-34 pages per minute ("ppm") are referred to herein as "office desktop" or "network" printers, while lower-speed (1-10 ppm) laser printers and inkjet printers are referred to herein as "personal" printers. With its Optra S laser printers, a majority of the company's laser printers are office desktop printers, which the company believes is one of the fastest growing segments of the laser printer market. For further discussion of the evolving nature of laser printer classifications, see "Market Overview" and "Strategy".

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

The color inkjet printer market, the fastest growing segment of the personal printer market, is expanding rapidly due to growth in personal computers at home and in business and the development of easy-to-use color inkjet technology with high quality color and black print capability at low prices. Based on data from industry analysts, management believes that the inkjet market grew from 4 million units in 1992 to 40 million units in 1998 and will continue to grow substantially as a result of the increase in the number of personal computers and as the inkjet market continues to shift from monochrome to color and as inkjet printers continue to replace low-speed laser printers. Lexmark introduced its first color inkjet printer using its own technology in 1994 and has experienced strong sales growth through retail outlets. The company has increased its product distribution through retail outlets, with the number of such outlets worldwide rising from approximately 5,000 retail outlets in 1995 to more than 15,000 in 1996, and remaining relatively constant during 1997 and 1998. The company's ability to increase or maintain its presence in the retail marketplace with its branded products may be adversely affected as the company becomes more successful in its sales and marketing efforts for OEM opportunities. The company has made substantial capital investments in its inkjet production capacity in 1995, 1996 and 1998 to address the growing demand for its color inkjet printers.

The company is currently the exclusive source for new printer cartridges for the laser and inkjet printers it manufactures. Management expects that an increasing percentage of future company earnings will come from its consumable supplies business due to the consumer's continual usage and replacement of cartridges.

The company's other office imaging products include many mature products such as supplies for IBM printers, typewriters and typewriter supplies and other impact supplies that require little ongoing investment but provide a significant source of cash flow. The company introduced after-market laser cartridges in May 1995 for the large installed base of a range of laser printers sold by other manufacturers. Management believes that there is growth opportunity for the after-market laser cartridge business. The company's strategy for other office imaging products is to pursue the after-market OEM laser supplies opportunity while at the same time managing the mature products for cash flow.

Market Overview

In 1998, estimated industry-wide revenue for printer hardware in the 1-34 ppm speed category, including network, personal and dot matrix, was approximately $28 billion. Management believes, based on industry analysts' estimates, that this market will in the aggregate continue to experience modest growth through 2002. However, the company believes that certain product categories within this market that it has targeted, such as office desktop laser printers and color inkjet printers, will experience double-digit growth in volume. An overview of the printer markets in which the company competes is summarized below:

                                    U.S.                                    Primary         Paper
                    Speed       Price Range         Print Quality           Market          Media
                    -----       -----------         -------------           ------          -----
Color Laser        2-12 ppm    $2,000-8,000   Better/Best (300-600 dpi)     Office          Plain
Mono Laser:                       350-4,000   Best (1200 x 1200 dpi)        Office          Plain
 Personal          1-10 ppm
 Office Desktop/
  Network         11-34 ppm
Color Inkjet        1-9 ppm       120-1,400   Better (300-1440 dpi)      Home/Office     Plain/Coated/
                                                                                          Specialty
Dot Matrix          2-8 ppm       100-1,800   Good (240-360 dpi)            Office     Plain/Multi Parts


The laser printer market is categorized by print speeds. Office desktop or network monochrome laser printers are those that print 11-34 ppm while low-speed lasers typically print 1-10 ppm*. Management believes that the overall printer market is bifurcating into two principal segments: office desktop printers suitable for an office environment and low-speed, lower cost printers suitable for recreational and home office use by individuals.

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

Low-speed laser printers are generally used as personal printers and are not connected to networks. This product category is characterized by intense price pressure and is vulnerable to replacement by low cost, color inkjet printers.


--------------------------------------------------------------
* Data available from industry analysts as to the size of the laser and inkjet printer market varies widely. The variance in laser printer market data is caused in part by the rapid pace of change in laser printer speeds which makes comparative analyses based on comparable product categories difficult over a recent historical period. The company bases its analysis of historical market trends on the data available from several different industry analysts. The ranges of printing speed used to define and distinguish between laser printer categories described herein are based on the company's own internal analysis of the laser printer categories currently used by certain industry analysts to measure the laser printer market.

Based on the available market data, management believes that between 1991 and 1998 there was steady growth in overall shipments of network and personal laser printers (1-34 ppm), although different segments of the market experienced different growth rates. The company's shipments of network and personal laser printers taken as a whole during 1991 to 1998 increased at a compound annual rate, which management believes reflected the overall rate of growth of the market as a whole. Within the office desktop network laser printer category, Lexmark shipments increased at a rate which enabled the company to gain market share. Lexmark shipments of low-speed laser printers also grew during the same period but not as fast as the market growth within that category. Management expects the market unit volume for low-speed laser printers to hold steady but that the market for office desktop laser printers--which includes the company's Optra S line of laser printers--will experience, on average, double-digit growth through 2002.

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

Growth in the market for inkjet printers, which are mainly used as personal printers, reflects increased penetration of personal computers for recreational and home office use. Strong market demand also reflects the availability of low-cost technology capable of providing customers with good quality printing at affordable prices. Lexmark's shipments of inkjet printers increased at or near triple-digit rates annually from 1993 through 1996 and at double-digit rates for 1997 and 1998 which has enabled the company to gain market share. Lexmark entered the color inkjet printer market with its own technology in 1994.

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

Printer supplies products are defined by the printing technology. Impact supplies are used in printers and typewriters that put marks on paper through the use of some form of physical force, usually a wire or hammer which applies force to a ribbon. The majority of impact supplies are either fabric or film ribbons. Non-impact supplies are used in printers that do not use force to put marks on paper. For example, the laser printer uses electrophotography to place toner on paper. Non-impact supplies include toner and photoconductors as well as ink cartridges used in inkjet printers.

The principal supply product for laser printers is a laser cartridge, which includes toner and a photoconductor. The principal supply product for inkjet printers is an inkjet printer cartridge, which includes ink and a circuit assembly. The principal supply product for Lexmark's dot matrix printers is an inked fabric ribbon. As the installed base of Lexmark laser and inkjet printers continues to grow, the market for their associated supplies will grow as such supplies are continually purchased throughout the life of the printers.

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

In 1998, non-impact supplies were estimated to be an approximately $35 billion opportunity worldwide, compared to the impact supplies opportunity of approximately $2 billion. Based on available industry data, the company estimates that worldwide impact supplies revenue will decline steadily in future years, while non-impact supplies revenue will continue to grow.

Management expects that office typewriter market revenue will continue to decline.


Strategy

Lexmark's laser printer strategy is to target fast growing industry segments of the network printer market and to increase market share by providing high quality, technologically advanced products at competitive prices. To promote
Lexmark brand awareness and market penetration, Lexmark will continue to identify and focus on customer segments where Lexmark can differentiate itself by supplying laser printers with features that meet specific customer needs and represent the best total cost of printing solution. Management intends to continue to develop and market products with more functions and capabilities than comparably priced HP printers. The company's inkjet printer strategy is to generate demand for Lexmark color inkjet printers by offering high-quality products at competitive prices to retail, business and OEM customers. Management expects that the company's associated printer supplies business will continue to grow as its installed base of laser and inkjet printers increases.

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

Lexmark's large account sales and marketing teams focus on demand generation in Fortune 1000 companies, other large corporations globally and specific industries where Lexmark can differentiate itself by supplying high function products with customized features to meet specific needs. These sales and marketing teams work with Lexmark's development teams to design features requested by large account customers for specific functions. Lexmark has had success in its large account sales and marketing teams' target markets, such as in the finance sector (whose customers are served by Lexmark's duplex (double-sided printing) and "flash memory" feature which permits instantaneous printing and updating of forms in all locations). Another of the company's strategies is to offer its advanced network management software in products to enable these financial institutions to more efficiently manage and control their network printing activities. Lexmark expects that its marketing strategy focusing on significant industry segments will promote Lexmark brand awareness and provide a platform for greater penetration of the laser printer market through sales by dealers and distributors.

For the office and home user, Lexmark focuses on manufacturing well-priced, reliable, easy-to-use color inkjet printers. The company expects that hardware improvements in this market will result in faster printing and better print quality. On the software side, the company expects that enhanced compatibility with standard PC operating systems, such as Microsoft Windows 95, Windows 98 and Windows NT, and software features that take advantage of the computing power of the PC for printing functions will permit the company to reduce manufacturing costs for the printers and to produce a product that is easier to use. Lexmark believes that its core product offerings in this market will also permit it to build brand recognition in the retail channels. The company has increased its product distribution through retail outlets, with the number of such outlets worldwide rising from approximately 5,000 retail outlets in 1995 to more than 15,000 in 1996, and remaining relatively constant during 1997 and 1998. The company's ability to increase or maintain its presence in the retail marketplace with its branded products may be adversely affected as the company becomes more successful in its sales and marketing efforts for OEM opportunities.

On the manufacturing side, the company is continually focusing on ways to reduce costs and expand capacity while maintaining high quality. The company will also consider strategic acquisitions in the future to leverage its technological expertise.

In view of declining revenues and profit margins from sales of typewriters and typewriter supplies and sales of other office imaging products for IBM printers, the company's strategy for other office imaging products is to pursue the after-market OEM supplies opportunity while managing its mature products for cash flow. The company will continue to compete with other OEMs to provide supplies for their installed bases of laser printers.

 Products

The company's current product offerings consist primarily of the Lexmark Optra S laser printer product line and Optra Color laser printers, the Optra E+ personal laser printer, a wide range of inkjet printers, a family of network print servers, typewriters and dot matrix printers. The company also designs, manufactures and distributes a variety of printer cartridges for use in its laser and inkjet printers as well as other office imaging products, including typewriter supplies and supplies for other printers, including IBM printers.

Lexmark's main printer products are listed below:


        Category                     Products               U.S. Price Range
        --------                     --------               ----------------
Office Desktop/Network
    Mono Laser                  Optra S 1255/1625             $1,050-1,500
                                    Optra S 1855               1,100-1,600
                                    Optra S 2455               1,700-2,500
                                   Optra Se 3455               2,100-3,000
                                      Optra N                  2,300-3,100
                                    Optra K 1220                700-1,000
    Color Laser                    Optra SC 1275               2,000-2,800
                                  Optra Color 1200             6,000-8,000
Personal Laser                        Optra E+                   350-700
Color Inkjet                Color Jetprinter 1000 & 1100         120-150
                            Color Jetprinter 3000 & 3200         150-250
                               Color Jetprinter 5700               249
                            Color Jetprinter 7200 & 5770         250-350
                                   Optra Color 45               700-1,400
Dot Matrix                              23XX                     300-600
                                        4227                   1,300-1,800

The company has upgraded and improved its laser printer product offerings significantly since the Acquisition with the introduction of several models adding functionality and performance at lower prices. The company's current network laser family, the Optra S line, was introduced in 1997 and updated in 1998 and offers 10 products at various price ranges. The Optra S line includes models at 12, 16, 18, 24 and 34 ppm and include 1,200 dpi printing, high performance RISC processors and a wide range of paper handling options. The Optra Color laser printers offer high quality business color printing at 12 ppm black and 3 to 12 ppm color. Another standard feature of the product line is MarkVision, Lexmark's printer management program, which permits bi-directional communication for status management between the user or LAN administrator and the printer.

In addition to offering connectivity solutions and management tools as features on its laser printers, Lexmark also designs and manufactures both internal and external network print servers. These products provide a means to connect virtually any printer to a local or wide area network. The company's current product offerings are the MarkNet S series of internal print server cards and the MarkNet Pro series of external print servers. Both are capable of simultaneous support of multiple networking environments. The MarkNet Pro 3 provides direct network connection for multiple printers and can also connect an external fax modem for printing incoming fax. The MarkNet Pro 1 provides direct network connection for a single printer at a lower cost.

The company currently markets a number of personal color inkjet printers for individual home and office use. These printers generally retail in a range of $120-$350 and offer sharp color printing, fast performance, compatibility with leading software applications, and ease of installation and use. In 1998, the company implemented a rebate program which offers $30-$70 rebates on inkjet printers sold primarily through U.S. retailers. In addition, the company markets color inkjet printers designed for business use ranging in price from $700 - $1,400.

The company also markets five dot matrix printers in the $300-$1,800 price range for customers who print large volumes of multi-part forms.

The company designs, manufactures and distributes a variety of cartridges for use in its installed base of laser and inkjet printers. Lexmark is currently the exclusive source for new printer cartridges for the printers it manufactures.

The company also offers a broad range of other office imaging products , including typewriters products and products for IBM and other OEM printers using both impact and non-impact technology. The company continues to offer a broad line of typewriters with the IBM logo, which remain the industry leaders. The company also provides a wide range of supplies for the large installed base of IBM printers including toners, ribbons, photoconductors and other printer accessories. Lexmark also manufacturers and sells after-market laser cartridges for laser printers sold by other manufacturers.

Marketing and Distribution

The company markets and distributes its laser printers primarily through its well-established dealer network, which includes such dealers as Microage Computers, Ameridata, Vanstar, Tech Data, Merisel, Ingram Micro, Computer 2000, Northamber and Inacom. The company's products are also sold through value-added resellers, who offer custom solutions to specific markets.

The company employs large account sales and marketing teams whose mission is to generate demand for Lexmark printers primarily among Fortune 1000 companies and other large corporations globally. Sales and marketing teams have focused on industry segments such as banking, retail/pharmacy, automobile distribution and health care. Those teams, in conjunction with the company's development and manufacturing teams, are able to design products to meet customer specifications for printing electronic forms, media handling, duplex printing and other custom solutions. Almost all customer orders solicited by these sales and marketing teams are filled through dealers or resellers.

The company distributes its personal inkjet printers primarily through more than 15,000 retail outlets worldwide including office superstores such as Office Max and Staples, computer superstores such as Computer City/Comp USA, consumer electronics stores such as Circuit City and Best Buy, other large regional chains and overseas stores such as Dixons, Carrefour, Harvey Norman and Vobis. The company's ability to increase or maintain its presence in the retail marketplace with its branded products may be adversely affected as the company becomes more successful in its sales and marketing efforts for OEM opportunities.

The company's international sales are an important component of its operations. The company's sales and marketing activities in its global markets are organized to meet the needs of the local jurisdictions and the size of their markets. The company's European marketing operation is structured similarly to its domestic marketing activity. The company's products are available from major information technology resellers such as Northamber and in large markets from key retailers such as Media Markt in Germany, Dixons in the United Kingdom and Carrefour in France. Canadian marketing activities, like those in the United States, focus on large account demand generation and vertical markets, with orders filled through distributors and retailers. The company's Latin American and Asia Pacific markets are served through a combination of Lexmark sales offices, strategic partnerships and distributors. The company also has sales and marketing efforts for OEM opportunities. To the extent these efforts become successful, there may be an adverse affect on the company's ability to increase or maintain its presence in the retail marketplace with its branded products.

The company's printer supplies and other office imaging products are generally available at the customer's preferred point of purchase through multiple channels of distribution. Although channel mix varies somewhat depending on the geography, substantially all of the company's supplies products sold commercially in 1998 were sold through the company's network of Lexmark-authorized supplies distributors and resellers who sell directly to end users or to independent office supply dealers. Lexmark's supplies are also available through the company's internet web site and at office and computer superstores, consumer electronics stores and mass merchandisers.

Competition

The markets for printers and associated supplies are highly competitive, especially with respect to pricing and the introduction of new products and features. The office desktop laser printer market is dominated by HP, which has a widely recognized brand name and has been estimated to have an approximate 60% to 65% market share. Several other large manufacturers such as Canon, Tektronix, Xerox and IBM also compete in the laser printer market.

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

Like certain of its competitors, the company is a supplier of after-market laser cartridges for laser printers using certain models of Canon engines. There is no assurance that the company will be able to compete effectively for a share of the after-market cartridge business for its competitors' base of laser printers. The company's participation in this market may have an adverse effect on the company's relations with certain of its suppliers. Although Lexmark is currently the exclusive supplier of new printer cartridges for its laser printers, there can be no assurance that other companies will not develop new compatible cartridges for Lexmark laser printers. In addition, refill and remanufactured alternatives for the company's cartridges are available from independent suppliers and, although generally offering lower print quality, compete with the company's supplies business. As the installed base of laser and inkjet printers grows and ages, the company expects competitive refill and remanufacturing activity to increase.

The market for other office imaging products is extremely competitive and the impact segment of the supplies market is declining. Although the company has rights to market certain IBM branded supplies until July 2002, there are more than 100 independent ribbon manufacturers and more than 25 independent toner manufacturers competing to provide compatible supplies for IBM branded printing products. Independent manufacturers compete for the after-market ribbon business under either their own brand, private label, or both, using price, aggressive marketing programs, and flexible terms and conditions to attract customers. Depending on the product, prices for compatible products produced by independent manufacturers generally range from 15% to 70% below the company's prices.

The company is less dependent on revenue and profitability from its other office imaging products than it has been historically and intends to pursue the growing portions of that market such as the after-market laser cartridge supplies category. There is no assurance that the company will be able to compete in the after-market laser supplies business effectively or that the declining market areas in its other office imaging products will not adversely affect the company's operating results.

The company does not expect any major new entrants into the ribbon market. However, in response to the declining impact supplies opportunity, many established competitors are investing in non-impact capacity and joining forces through acquisitions on a worldwide basis. The company's primary U.S. competitors in the overall supplies market include Turbon, GRC and NER. Internationally, the company's primary competitors are Turbon, Armor and TBS in Europe and Fullmark in the Far East.

The company is increasing its efforts to provide laser supplies for other OEM printers. As an after-market supplier in the all-in-one laser cartridge business, the company faces competition from both the OEMs and cartridge remanufacturers. In order to become an effective worldwide supplier of after-market cartridges, the company will need to compete with HP, Canon and Xerox.

The company believes the current number of competitors in the declining worldwide office typewriter market is fewer than 10, down significantly from over 40 in the mid-1980's. The two primary competitors in the U.S. market are Nakajima and Swintec. The company believes that it is dominant in the U.S. office typewriter market. Remaining office typewriter competitors with multiple product lines continue to shift focus to other products in their portfolios (copier, fax, PC, multifunction, etc.). No significant new office typewriter product announcements have been made by any key competitor since 1993.

Manufacturing

The company operates manufacturing control centers in Lexington, Kentucky and Geneva Switzerland, and has manufacturing sites in Lexington, Boulder, Colorado, Orleans, France and Sydney, Australia, all of which are ISO 9000 certified. The company opened new manufacturing sites during 1996 in Rosyth, Scotland, which is ISO 9000 certified, and Juarez, Mexico. The company plans to open a new manufacturing site in the Philippines in late 1999. Most of the company's laser and inkjet technologies are developed in Lexington and Boulder. The company's manufacturing strategy is to keep processes that are technologically complex, proprietary in nature and higher value added, such as the manufacture of inkjet cartridges, at the company's own facilities. Stable technology, labor intensive and non-strategic operations, such as the manufacture of dot matrix printers, are typically performed by lower-cost vendors.

Management believes that the Lexington manufacturing facility employs some of the most modern techniques in the industry. In order to make its facility capable of implementing new products with a shorter cycle time, the company revamped the Lexington facility from a fully automated plant to a more flexible facility. Accordingly, the company has the ability to adapt the plant to the requirements of new products and to adopt more efficient manufacturing techniques as they are developed. The plant's electronic card assembly and test facility with surface mount technologies also enhances the company's manufacturing capability.

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

The company is committed to being a technology leader in its targeted areas and is actively engaged in the design and development of additional products and enhancements to its existing products. Its engineering effort focuses on laser, inkjet, and connectivity technologies as well as design features that will increase efficiency and lower production costs. The process of developing new technology products is complex and requires innovative designs that anticipate customer needs and technological trends. Research and development expenditures were $159 million in 1998, $129 million in 1997 and $124 million in 1996. In addition, the company must make strategic decisions from time to time as to which new technologies will produce products in market segments that will experience the greatest future growth. There can be no assurance that the company can continue to develop the more technologically advanced products required to remain competitive.

Large Customers

No customer has accounted for more than 10% of the company's consolidated revenues since 1996.

Backlog

The company generally ships its products within 30 days of receiving orders and therefore has a backlog of generally less than 30 days at any time, which backlog the company does not consider material to its business.

Employees

As of December 31, 1998, the company had approximately 8,800 employees worldwide of which 5,800 are located in the U.S. and the remaining 3,000 in Europe, Canada, Latin America and Asia Pacific. None of the U.S. employees are represented by any union. Employees in France, Germany and the Netherlands are represented by Statutory Works Councils. Substantially all regular employees have stock options. The company's employees have been organized in employee teams that are able to make rapid decisions and to implement those decisions to achieve faster development and manufacturing cycle times.

Intellectual Property

The company's intellectual property is one of its major assets and the ownership of the technology used in its products is important to its competitive position. The company has about 120 patent cross-license agreements of various types with various third parties. These license agreements include agreements with, for example, Canon and HP. Most of these license agreements provide cross-licenses to patents arising from patent applications first filed by the parties to the agreements before certain dates in the early 1990s, with the date varying from agreement to agreement. Each of the IBM, Canon and HP cross-licenses grants worldwide, royalty-free, non-exclusive rights to the company to use the covered patents to manufacture certain of its products. Certain of the company's material license agreements, including those that permit the company to manufacture its current design of laser and inkjet printers and after-market laser cartridges for certain OEM printers, terminate as to certain products upon certain "changes of control" of the company. The company also holds a number of specific patent licenses obtained from third parties to permit the production of particular features in products.

The company holds approximately 1,400 patents worldwide and has approximately 950 pending patent applications worldwide covering a range of subject matter. The company has filed over 1,500 worldwide patent applications since its inception in 1991. The company's patent strategy includes obtaining patents on key features of new products which it develops and patenting a range of inventions contained in new supply products such as toner and ink cartridges for printers. Where appropriate, the company seeks patents on inventions flowing from its general research and development activities. While no single patent or series of patents is material to the company, the company's patent portfolio in the aggregate serves to protect its product lines and offers the possibility of entering into license agreements with others.

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

Item 2.  Properties

The company's manufacturing and other material operations are conducted at the facilities set forth below:

    Location            Square Feet                    Activities                     Status
    --------            -----------                    ----------                     ------
Lexington, KY            2,969,000   Headquarters, Manufacturing, Development,
                                     Administrative, Distribution, Warehouse,
                                     Marketing                                       Owned
                           151,000   Warehouses, Development                         Leased(1)
Seymour, IN                588,000   Warehouse                                       Leased(2)
Boulder, CO                332,000   Manufacturing, Development, Warehouse           Leased(3)
Dietzenbach, Germany        35,000   Administrative, Warehouse                       Leased(4)
Juarez, Mexico              99,000   Manufacturing, Administrative                   Owned
Richmond Hill, Ontario     105,000   Administrative, Marketing, Warehouse            Leased(5)
Orleans, France            452,000   Manufacturing, Administrative, Warehouse        Owned
Ormes, France              192,000   Warehouse                                       Leased(6)
Paris, France               48,000   Administrative, Marketing                       Leased(7)
Rosyth, Scotland            92,000   Manufacturing, Administrative                   Owned
Sydney, Australia           64,000   Manufacturing, Administrative, Warehouse,
                                     Marketing                                       Leased(8)

--------------------------------------------------
(1) Leases covering 151,000 square feet expire September 1999 and carry one-year renewal options.
(2) Lease covering this property expires June 2005 and carries two five-year renewal options.
(3) Lease covering 278,000 square feet expires May 2001 and carries three five-year renewal options. Lease covering 54,000 square feet expires December 1999 and carries a one-year renewal option.
(4) Leases covering this property expire September 2004 and there are no renewal options.
(5) Lease covering this property expires August 2013 and carries two five-year renewal options.
(6) Lease covering this property expires February 1999 and carries one three-year renewal option.
(7) Leases covering this property expire December 2006 and there are no renewal options.
(8) Lease covering this property expires March 2002 and carries one six-year renewal option.

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


                                    Part II*

Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters

Lexmark International Group's Class A common stock is traded on the New York Stock Exchange under the symbol LXK. As of March 12, 1999, there were 1,247 holders of record of the Class A common stock and there were no holders of record of the Class B common stock. Information regarding the market prices of the company's Class A common stock appears on page 41 of the company's 1998 Annual Report to Stockholders.

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


Item 6.  Selected Financial Data

Selected Financial Data for the company as set forth on page 52 of the company's 1998 Annual Report to Stockholders is incorporated herein by reference.


Item  7.  Management's   Discussion  and  Analysis  of  Financial  Condition and
          Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations as set forth on pages 44 through 51 of the company's 1998 Annual Report to Stockholders is incorporated herein by reference.

Factors That May Affect Future Results and Information Concerning Forward-Looking Statements
Statements contained in this Report which are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are made based upon management's current expectations and belief concerning future developments and their potential effects upon the company. There can be no assurance that future developments affecting the company will be those anticipated by management. There are a number of factors that could cause actual results to differ materially from estimates or expectations reflected in such forward-looking statements, including, without limitation, the factors set forth below:

~ The company has conducted a comprehensive review of its computer and manufacturing equipment systems to identify the systems that could be affected by the Year 2000 issue and has developed a comprehensive plan to address the issues. However, the failure to timely discover and correct a material Year 2000 problem could result in an interruption in, or a failure of, normal business activities or operations. Such failures could materially adversely affect the company's operating results, liquidity and financial condition.

~ The company's future operating results may be adversely affected if it is unable to continue to develop, manufacture and market products that meet customers' needs. The markets for printers and associated supplies are increasingly competitive, especially with respect to pricing and the introduction of new technologies and products offering improved features and functionality. The company and its major competitors, all of which have significantly greater financial, marketing and technological resources than the company, have regularly lowered prices on their printers and are expected to continue to do so. In particular, the inkjet printer market has experienced and is expected to continue to experience significant printer price pressure from the company's major competitors. Price reductions beyond expectations or the inability to reduce costs, contain expenses or increase sales as currently
expected,  as  well  as  price  protection  measures,   could  result  in  lower
profitability and jeopardize the company's ability to grow or maintain its market share.

~ The company's performance depends in part upon its ability to increase printer and associated supplies manufacturing capacity in line with growing market demands and to manage inventory levels to support the demands of new customers as well as its established customer base. The company's future operating results and its ability to effectively grow or maintain its market share may be adversely affected if it is unable to address these issues on a timely basis.

~ The company markets and sells its products through several sales channels. The company's future results may be adversely affected by any conflicts that might arise between its various sales channels.

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

~ Factors unrelated to the company's operating performance, including economic and business conditions, both national and international; the potential impact of the Year 2000 conversion on customers or suppliers; the loss of significant customers or suppliers; the outcome of pending and future litigation or governmental proceedings; changes in and execution of the company's business strategy; and the ability to retain and attract key personnel, could also adversely affect the company's operating results. In addition, trading activity in the company's common stock, particularly the trading of large blocks and interday trading in the company's common stock, may affect the company's common stock price.

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


Item 7a.  Qualitative and Quantitative Disclosures About Market Risk

Qualitative and quantitative disclosures about market risk as set forth on page 51 of the company's 1998 Annual Report to Stockholders are incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data

The consolidated Financial Statements of the company together with the report thereon by PricewaterhouseCoopers LLP, independent accountants, as set forth on pages 25 through 43 of the company's 1998 Annual Report to Stockholders are incorporated herein by reference.


Item 9.  Changes  in  and  Disagreements   with  Accountants  on  Accounting and
         Financial Disclosure

None

*Except as specifically incorporated by referenced herein, the company's 1998 Annual Report to Stockholders is not deemed to be filed as part of this Form 10-K.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

Information required by Part III, Item 10 of this Form 10-K is incorporated by reference from the company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, which was filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later that 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K, except that the information with respect to executive officers of the Registrant is presented below.

The executive officers of the company and their respective ages, positions and years of service with the company are set forth below.


                                                                                      Years With
Name of Individual       Age    Position                                              The Company
------------------       ---    --------                                              -----------
Marvin L. Mann            65    Chairman of the Board                                       8
Paul J. Curlander         46    President and Chief Executive Officer                       8
Gary E. Morin             50    Vice President and Chief Financial Officer                  3
Kathleen J. Affeldt       50    Vice President, Human Resources                             8
Daniel P. Bork            47    Director of Taxes                                           2
Kurt M. Braun             38    Treasurer                                                   7
Vincent J. Cole, Esq.     42    Vice President, General Counsel and Secretary               8
David L. Goodnight        46    Vice President and Corporate Controller                     5
Clifford D. Gookin        41    Vice President, Corporate Strategy and  Development         3
Thomas B. Lamb            41    Executive Vice President                                    3
Bernard V. Masson         51    Vice President                                              3
John C. Mitchell          51    Vice President                                              2
Paul A. Rooke             40    Vice President                                              8
Alfred A. Traversi        46    Executive Vice President                                    2


Mr. Mann has been Chairman of the Board of the company since March 1991. From March 1991 through May 1998 he has also served as Chief Executive Officer and from March 1991 through February 1997 he also served as President of the company. Prior to such time, Mr. Mann held numerous positions with IBM. During his IBM career, Mr. Mann held a number of executive positions including President of the Information Products Division, President of the Service Sector division and President and Chief Executive Officer of the Satellite Business Systems.

Dr. Curlander has been a Director of the company since February 1997. Since May 1998, Dr. Curlander has been President and Chief Executive Officer of the company. From February 1997 to May 1998, Dr. Curlander was President and Chief Operating Officer of the company, and from January 1995 to February 1997 he was Executive Vice President, Operations of Lexmark International. In 1993, Dr. Curlander became a Vice President of Lexmark International, and from 1991 to 1993 he was General Manager of Lexmark International's printer business.

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

Mr. Braun has been Treasurer of the company since August 1998. Mr. Braun served as Director, Investor Relations from October 1995 until his appointment as Treasurer, and as Manager of Currency Exposure from the time he joined the company in 1992 up to his appointment as Director, Investor Relations. Prior to joining the company, Mr. Braun held various financial positions with Cummins Engine Co.

Mr. Cole has been Vice President and General Counsel of the company since July 1996 and Corporate Secretary since February 1996. Prior to such time, commencing in March 1991, Mr. Cole served as Corporate Counsel and then Assistant General Counsel. Prior to joining the company, Mr. Cole was associated with the law firm of Cahill Gordon & Reindel.

Mr. Goodnight has been Vice President and Corporate Controller of the company since May 1998 and served as Controller since February 1997. Prior to such time and since January 1994, when he joined the company, Mr. Goodnight served as CFO for the company's Business Printer Division. Prior to joining the company, Mr. Goodnight held various controller positions with Calcomp, Inc.

Mr. Gookin has been Vice President, Corporate Strategy and Development of Lexmark International since November 1995. Prior to joining the company, Mr. Gookin served as managing director of the Mergers and Acquisition Group at Rauscher Pierce Refsnes, Inc. Prior to 1991, Mr. Gookin held positions in the Investment Banking Department of CS First Boston Corporation.

Mr. Lamb has been Executive Vice President of the company since May 1998. Prior to such time, he was Vice President and President of the Imaging Solutions Division of Lexmark International since August 1997. He served as Vice President and General Manager of the Imaging Solutions Division from January 1996 up to his appointment as division president. Prior to joining the company, Mr. Lamb held various senior management positions with General Chemical Corporation, including most recently, the position of Vice President and General Manager of the Industrial Chemicals Division.

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

Mr. Rooke has been Vice President and President of the Imaging Solutions Division of Lexmark International since June 1998. He served as Vice President, Worldwide Marketing for the Consumer Printer Division from September 1996 up to his appointment as division president. Prior to such time, he held various positions within Lexmark's printer divisions and became Vice President and General Manager of Dot Matrix/Entry Laser Printers in 1994. Prior to joining the company, Mr. Rooke held various positions with IBM.

Mr. Traversi has been Executive Vice President of the company since May 1998. Prior to such time, he was President of Customer Services since October 1997. He served as Vice President of Information Technology and Operations of Lexmark International from the time he joined the company in October 1996 up to his appointment as President of Customer Services. Prior to joining the company, Mr. Traversi was Vice President - Operations Services with Taco Bell Corporation. Prior to 1994, Mr. Traversi held various senior management positions with Digital Equipment Corporation.

Item 11.  Executive Compensation

Information required by Part III, Item 11 of this Form 10-K is incorporated by reference from the company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, which was filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later that 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information required by Part III, Item 12 of this Form 10-K is incorporated by reference from the company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, which was filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later that 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K.

Item 13.  Certain Relationships and Related Transactions

Information required by Part III, Item 13 of this Form 10-K is incorporated by reference from the company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, which was filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later that 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)1  Financial Statements:                               Pages In Annual Report
                                                             To Stockholders*
                                                          ----------------------

      Consolidated Statements of Earnings                            25
      Consolidated Statements of Financial Position                  26
      Consolidated Statements of Cash Flows                          27
      Consolidated Statements of Stockholders' Equity             28-29
      Notes to Consolidated Financial Statements                  30-42
      Report of Independent Accountants                              43

* These pages of the Company's 1998 Annual Report to Stockholders are incorporated herein by reference.

(a)2  Financial Statement Schedules:                          Pages In Form 10-K
                                                              ------------------

      Report of Independent Accountants                               23

      For the years ended December 31, 1998, 1997, and 1996:
       Schedule II - Valuation and Qualifying Accounts                24

All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

        REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE


To the board of directors of Lexmark International Group, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 11, 1999 appearing on page 43 of the 1998 Annual Report to Stockholders of Lexmark International Group, Inc. and subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule on page 24 of this Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




 /s/ PricewaterhouseCoopers LLP


PricewaterhouseCoopers LLP
Lexington, Kentucky
February 11, 1999

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 1996, 1997 and 1998
                              (Dollars in Millions)



                 (A)                       (B)                 (C)                   (D)          (E)
                                                            Additions
                                                   ----------------------------
                                        Balance at   Charged to    Charged to                   Balance at
                                        Beginning     Costs and      other                       End of
            Description                 of Period      Expenses    Accounts      Deductions      Period
            -----------                 ----------   ----------    ----------    ----------     ----------
1996:
  Allowance for doubtful accounts        $27.1          $ 3.0        $  -         $(12.1)          $18.0
  Inventory reserves                      45.0           30.0           -          (41.4)           33.6
  Deferred tax assets valuation
   allowance                              77.2            0.8           -          (45.7)           32.3

1997:
  Allowance for doubtful accounts        $18.0          $ 5.1        $  -         $ (3.7)          $19.4
  Inventory reserves                      33.6           26.5           -          (20.5)           39.6
  Deferred tax assets valuation
   allowance                              32.3            3.8           -          (15.3)           20.8

1998
  Allowance for doubtful accounts        $19.4          $11.0        $  -         $ (6.2)          $24.2
  Inventory reserves                      39.6           35.1           -          (36.5)           38.2
  Deferred tax assets valuation
   allowance                              20.8            0.2           -           (2.6)           18.4

Item 14(a)(3).  Exhibits

Exhibits for the company are listed in the Index to Exhibits beginning on page E-1.





(b)  Reports on Form 8-K

None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Lexington, State of Kentucky, on March 23, 1999.



                                             LEXMARK INTERNATIONAL GROUP, INC.




                                               By /s/Paul J. Curlander
                                                  ------------------------------
                                                  Name:  Paul J. Curlander
                                                  Title  President and
                                                         Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

         Signature                     Title                      Date
         ---------                     -----                      ----

/s/ Paul J. Curlander               President and                 March 23, 1999
----------------------------         Chief Executive
Paul J. Curlander                    Officer (Principal
                                     Executive Officer)


/s/ Marvin L. Mann                  Chairman of the Board         March 23, 1999
----------------------------
Marvin L. Mann



/s/ Gary E. Morin                   Vice President/Chief          March 23, 1999
----------------------------         Financial Officer
Gary E. Morin                        (Principal Financial
                                     Officer)


/s/ David L. Goodnight              Vice President and            March 23, 1999
----------------------------         Corporate Controller
David L. Goodnight                   (Principal Accounting
                                     Officer)



/s/ B. Charles Ames                 Director                      March 23, 1999
----------------------------
B. Charles Ames

         Signature                     Title                      Date
         ---------                     -----                      ----

/s/ Frank T. Cary                   Director                      March 23, 1999
----------------------------
Frank T. Cary



/s/ William R. Fields               Director                      March 23, 1999
----------------------------
William R. Fields



/s/ Ralph E. Gomory                 Director                      March 23, 1999
----------------------------
Ralph E. Gomory



/s/ Stephen R. Hardis               Director                      March 23, 1999
----------------------------
Stephen R. Hardis



/s/ James F. Hardymon               Director                      March 23, 1999
----------------------------
James F. Hardymon



/s/ Robert Holland, Jr.             Director                      March 23, 1999
----------------------------
Robert Holland, Jr.



/s/ Michael J. Maples               Director                      March 23, 1999
----------------------------
Michael J. Maples



/s/ Martin D. Walker                Director                      March 23, 1999
----------------------------
Martin D. Walker

                                Index to Exhibits



Number            Description of Exhibits
------            -----------------------

3.1 Third Restated Certificate of Incorporation of Lexmark International Group, Inc. (the "company"). (1)

3.2 Company By-Laws, as Amended and Restated as of October 26, 1995, and Amended by Amendment No. 1 dated as of February 13, 1997. (2)

4.1 Form of Lexmark International, Inc. ("International") 6.75% Senior Notes due 2008. (3)

4.2 Indenture dated as of May 11, 1998 among International, as Issuer, and the company, as Guarantor, to the Bank of New York, as Trustee. (3)

4.3 Amended and Restated Rights Agreement, dated as of February 11, 1999, between the company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (4)

4.4               Specimen of Class A common stock certificate. (1)

10.1 Supplies Agreement, dated August 14, 1995, between IBM and International. (5)*

10.1A Category I Supplies Trademark Agreement, dated as of August 16, 1995 and effective as of March 27, 1996, between IBM and International. (1)

10.2 Agreement, dated as of August 1, 1990, between IBM and International, and Amendment thereto. (5)*

10.3 Agreement, dated as of May 31, 1990, between International and Canon Inc., and Amendment thereto. (5)*

10.4 Agreement, dated as of March 26, 1991, between International and Hewlett-Packard Company. (5)*

10.5 Patent Cross-License Agreement, effective October 1, 1996, between Hewlett-Packard Company and International. (6)*

10.6 Amended and Restated Lease Agreement, dated as of January 1, 1991, between IBM and International, and First Amendment thereto. (7)

10.7 Receivables Purchase Agreement, dated as of January 31, 1994, among International, Delaware Funding Corporation and J.P. Morgan Delaware, as Administrative Agent. (7)

10.8 Amended and Restated Purchase Agreement, dated as of March 31, 1998, between International, as Originator, and Lexmark Receivables Corporation ("LRC"), as Buyer. (8)

10.9 Amendment to Amended and Restated Purchase Agreement, dated as of November 30, 1998, between International, as Originator, and LRC, as Buyer.

10.10 Amended and Restated Receivables Purchase Agreement, dated as of March 31, 1998, among International, as Servicer, LRC, as Seller, Delaware Funding Corporation, as Buyer, and Morgan Guaranty Trust Company of New York, as Administrative Agent.
                 (8)

10.11 Amendment to Amended and Restated Receivables Purchase Agreement, dated as of November 30, 1998, among International, as Servicer, LRC, as Seller, Delaware Funding Corporation, as Buyer, and Morgan Guaranty Trust Company of New York, as Administrative Agent.

10.12 Lexmark International Group, Inc. Stock Option Plan for Executives and Senior Officers. (7) +

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

10.17 Lexmark International Group, Inc. Stock Incentive Plan, Amended and Restated Effective April 30, 1998. (8) +

10.18 Form of Non-Qualified Stock Option Agreement, pursuant to the company's Stock Incentive Plan. (3) +

10.19 Lexmark International Group, Inc. Nonemployee Director Stock Plan, Amended and Restated, Effective April 30, 1998. (3) +

10.20 Form of Non-Qualified Stock Option Agreement, pursuant to the company's Nonemployee Director Stock Plan, Amended and Restated effective April 30, 1998. (9) +

10.21 Employment Agreement, dated as of March 18, 1997, between Marvin L. Mann and International. (10) +

10.22 Employment Agreement, dated as of March 18, 1997, between Paul J. Curlander and International. (10) +

10.23 Form of Change in Control Agreement entered into as of April 30, 1998 among the company, International and certain officers thereof. (9) +

10.24 Form of Indemnification Agreement entered into as of April 30, 1998 among the company, International and certain officers thereof. (9) +

10.25 Employment Agreement, dated as of April 30, 1998, between John C. Mitchell and International. +

10.26 Employment Agreement, dated as of April 30, 1998, between Thomas B. Lamb and International. +

10.27 Employment Agreement, dated as of April 30, 1998, between Alfred A. Traversi and International. +

10.28 Employment Agreement, dated as of April 30, 1998, between Gary E. Morin and International. (9) +

10.29 Credit Agreement, dated as of January 27, 1998, among the company, as Parent Guarantor, International, as Borrower, the Lenders party thereto, Fleet National Bank, as Documentation Agent, Morgan Guaranty Trust Company of New York, as
                  Syndication Agent, and The Chase Manhattan Bank, as Administrative Agent.
                  (10)

13 Sections of the company's 1998 Annual Report to Stockholders incorporated by reference in this report.

21                Subsidiaries of the company as of December 31, 1999.

23                Consent of PricewaterhouseCoopers LLP

24                Powers of Attorney.

27                Financial Data Schedule.

----------
*Confidential treatment previously granted by the Securities and Exchange Commission.
+ Indicates management contract or compensatory plan, contract or arrangement.

(1) Incorporated by reference to company's Form S-1 Registration Statement, Amendment No. 1 (Registration No. 33-97218) filed with the Commission on October 27, 1995.
(2) Incorporated by reference to the company's Annual Report on Form 10-K for the fiscal year end December 31, 1996 (Commission File No. 1-14050).
(3) Incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Commission File No. 1-14050).
(4) Incorporated by reference to the company's Amended Registration Statement on Form 8-A filed with the Commission on March 12, 1999 (Commission File No. 1-14050).
(5) Incorporated by reference to company's Form S-1 Registration Statement, Amendment No. 2 (Registration No. 33-97218) filed with the Commission on November 13, 1995.
(6) Incorporated by reference to company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1996 (Commission File No. 1-14050).
(7) Incorporated by reference to company's Form S-1 Registration Statement, (Registration No. 33-97218)filed with the Commission on September 22, 1995.
(8) Incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (Commission File No. 1-14050).
(9) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (Commission File No. 1-14050).

(10) Incorporated by reference to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 1-14050).