Form 10-Q
period 1999-03-31
LEXMARK INTERNATIONAL GROUP INC
filed 1999-05-12
CIK 1001288

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                                   (Mark One)
                  For the Quarterly Period Ended March 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The registrant had 64,323,601 shares outstanding (excluding shares held in treasury) of Class A common stock, par value $0.01 per share, as of the close of business on April 30, 1999.

--------------------------------------------------------------------------------

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                                      INDEX




                                                                        Page of
                                                                       Form 10-Q
                                                                       ---------
                                     PART I

 ITEM 1.  Financial Statements

         CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (Unaudited)
             THREE MONTHS ENDED MARCH 31, 1999 AND 1998........................2

         CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION (Unaudited)
             AS OF MARCH 31, 1999 AND DECEMBER 31, 1998........................3

         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
             THREE MONTHS  ENDED MARCH 31, 1999 AND 1998.......................4

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)...5-10

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION (Unaudited)...................11-15

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........15

                                     PART II

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................16

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................17

                         Part I - Financial Information

Item 1.  Financial Statements

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                     (In Millions, Except Per Share Amounts)
                                   (Unaudited)

                                                              Three Months Ended
                                                                   March 31
                                                              ------------------
                                                              1999          1998
                                                              ----          ----
Revenues                                                     $787.0       $672.1
Cost of revenues                                              501.8        425.5
                                                             ------       ------
      Gross profit                                            285.2        246.6

Research and development                                       45.4         36.6
Selling, general and administrative                           136.1        132.1
                                                             ------       ------
       Operating expenses                                     181.5        168.7
                                                             ------       ------

       Operating income                                       103.7         77.9

Interest expense                                                2.2          2.0
Other                                                           1.0          1.5
                                                             ------       ------

      Earnings before income taxes                            100.5         74.4

Provision for income taxes                                     32.7         24.9
                                                             ------       ------
      Net earnings                                           $ 67.8       $ 49.5
                                                             ======       ======

Basic net earnings per share                                 $ 1.04       $ 0.73
                                                             ======       ======

Diluted net earnings per share                               $ 0.96       $ 0.69
                                                             ======       ======


Shares used in per share calculation:
      Basic                                                    65.3         68.1
                                                             ======       ======
      Diluted                                                  70.5         72.2
                                                             ======       ======

See notes to consolidated condensed financial statements.

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                       (In Millions, Except Share Amounts)
                                   (Unaudited)

                                                                             March 31    December 31
                                                                                1999         1998
                                                                              --------    -----------
ASSETS

Current assets:
   Cash and cash equivalents                                                  $   81.2      $  149.0
   Trade receivables, net of allowance of $24.1 in 1999 and $24.2 in 1998        423.1         469.4
   Inventories                                                                   351.2         333.0
   Prepaid expenses and other current assets                                      75.0          68.6
                                                                              --------      --------
        Total current assets                                                     930.5       1,020.0

Property, plant and equipment, net                                               437.9         430.5
Other assets                                                                      32.9          32.9
                                                                              --------      --------
        Total assets                                                          $1,401.3      $1,483.4
                                                                              ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt                                                            $    7.9      $   11.7
   Accounts payable                                                              275.1         267.1
   Accrued liabilities                                                           320.9         326.9
                                                                              --------      --------
       Total current liabilities                                                 603.9         605.7

Long-term debt                                                                   148.7         148.7
Other liabilities                                                                150.9         150.9
                                                                              --------      --------
         Total liabilities                                                       903.5         905.3
                                                                              --------      --------

Stockholders' equity:
   Preferred stock, $.01 par value, 1,600,000 shares authorized,
     no shares issued and outstanding                                              -             -
   Common stock $.01 par value:
      Class A, 160,000,000 shares authorized; 64,242,179 and
       65,491,131 outstanding in 1999 and 1998, respectively                       0.8           0.8
      Class B, 10,000,000 shares authorized; no shares outstanding
   Capital in excess of par                                                        -             -
   Retained earnings                                                             570.2         564.8
   Treasury stock, at cost; 11,660,433 and 10,072,833 shares in 1999             479.6         411.8
    and 1998, respectively
   Accumulated other comprehensive earnings (loss)                              (524.9)       (370.3)
                                                                                 (27.9)        (29.0)
       Total stockholders' equity                                             --------      --------
       Total liabilities and stockholders' equity                                497.8         578.1
                                                                              --------      --------
                                                                              $1,401.3      $1,483.4
                                                                              ========      ========

See notes to consolidated condensed financial statements.

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (In Millions)
                                   (Unaudited)

                                                              Three Months Ended
                                                                   March 31
                                                              ------------------
                                                               1999       1998
                                                               ----       ----
Cash flows from operating activities:
 Net earnings                                                  $ 67.8    $49.5
    Adjustments to reconcile net earnings to net cash
      provided by (used for) operating activities:
       Depreciation and amortization                             19.0     17.5
       Deferred taxes                                            (1.2)    (1.0)
       Other non-cash charges to operations                       6.8      4.7
                                                               ------    -----
                                                                 92.4     70.7
       Change in assets and liabilities:
        Trade receivables                                        46.3    (34.5)
        Trade receivables programs                                -       (0.3)
        Inventories                                             (18.2)   (20.4)
        Accounts payable                                          8.0    (47.3)
        Accrued liabilities                                      (6.0)    19.8
        Other assets and liabilities                             (7.0)    10.8
                                                               ------    -----
         Net cash provided by (used for) operating activities   115.5     (1.2)
                                                               ------    -----

Cash flows from investing activities:
 Purchases of property, plant and equipment                     (30.4)   (12.8)
 Proceeds from sales of property, plant and equipment             0.1      0.1
                                                               ------    -----
          Net cash used for investing activities                (30.3)   (12.7)
                                                               ------    -----

Cash flows from financing activities:
 Increase (decrease) in short-term debt                          (0.5)    12.2
 Principal payments on long-term debt                             -      (57.0)
 Proceeds from issuance of long-term debt                         -      125.0
 Purchase of treasury stock                                    (154.6)   (86.7)
 Exercise of stock options and warrants                           3.4      2.5
                                                               ------    -----
          Net cash used for financing activities               (151.7)    (4.0)
                                                               ------    -----

Effect of exchange rate changes on cash                          (1.3)    (0.2)
                                                               ------    -----

Net decrease in cash and cash equivalents                       (67.8)   (18.1)
Cash and cash equivalents - beginning of period                 149.0     43.0
                                                               ------    -----

Cash and cash equivalents - end of period                      $ 81.2    $24.9
                                                               ======    =====

See notes to consolidated condensed financial statements.

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1.     BASIS OF PRESENTATION

       The accompanying interim financial statements are unaudited; however, in the opinion of Lexmark International Group, Inc. (together with its subsidiaries, the "company") management, all adjustments (which comprise only normal and recurring accruals) necessary for a fair presentation of the interim financial results have been included. The results for the interim periods are not necessarily indicative of results to be expected for the entire year. These financial statements and notes should be read in conjunction with the company's audited annual consolidated financial statements for the year ended December 31, 1998.

2.     INVENTORIES
       (Dollars in millions)

       Inventories consist of the following:
                                                 March 31           December 31
                                                   1999                 1998
                                                 --------           -----------
           Work in process                        $ 132.2            $ 140.3
           Finished goods                           219.0              192.7
                                                  -------            -------
                                                  $ 351.2            $ 333.0
                                                  =======            =======


3.     DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

       The company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, on January 1, 1999. SFAS No. 133 requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of underlying assets or liabilities through earnings or recognized in other comprehensive earnings until the underlying hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is to be immediately recognized in earnings.

       The company recorded a net-of-tax cumulative-effect-type loss adjustment of $0.4 million in accumulated other comprehensive earnings to recognize at fair value all derivatives that are designated as cash-flow hedging instruments upon adoption of SFAS No. 133 on January 1, 1999. This loss adjustment, which the company expects to reclassify to earnings during the next twelve months ending March 31, 2000, consists of a $0.6 million loss related to interest rate swaps and a $0.2 million gain related to foreign currency options.

       Derivative Instruments and Hedging Activities
       ---------------------------------------------

       The company's activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. The financial exposures are monitored and managed by the company as an integral part of its overall risk management program. The company's risk management program seeks to reduce the potentially adverse effects that the volatility of the markets may have on its operating results.

       The company maintains a foreign currency risk management strategy that uses derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates.

       The company maintains an interest rate risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by interest rate volatility. The company's goal is to maintain a balance between fixed and floating interest rates on its financings.

       By using derivative financial instruments to hedge exposures to changes in exchange rates and interest rates the company exposes itself to credit risk and market risk. The company manages exposure to counterparty credit risk by entering into derivative financial instruments with highly rated institutions that can be expected to fully perform under the terms of the agreement.

       Market risk is the adverse effect on the value of a financial instrument that results from a change in currency exchange rates or interest rates. The market risk associated with interest rate and foreign exchange contracts is managed by the establishment and monitoring of parameters that limit the types and degree of market risk that may be undertaken.

       Fair Value Hedges

       Fair value hedges are hedges of recognized assets or liabilities. The company enters into forward exchange contracts to hedge actual purchases and sales of inventories. The forward contracts used in this program mature in three months or less, consistent with the related purchase and sale commitments.

       Cash Flow Hedges

       Cash flow hedges are hedges of forecasted transactions or of the variability of cash flows to be received or paid related to a recognized asset or liability. The company purchases foreign exchange options and forward exchange contracts expiring within one year as hedges of anticipated purchases and sales that are denominated in foreign currencies. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates. The company also uses interest rate swaps to convert a portion of its variable rate financings to fixed rates.

       As of March 31, 1999, $6.5 million of deferred net gains on derivative instruments accumulated in other comprehensive earnings are expected to be reclassified to earnings during the next twelve months.


       Accounting for Derivatives and Hedging Activities
       -------------------------------------------------

       All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the company designates the derivative as either a fair value or cash flow hedge. Changes in the fair value of a derivative that is highly effective as -- and that is designated and qualifies as -- a fair value hedge, along with the loss or gain on the hedged asset or liability are recorded in current period earnings in cost of revenues. Changes in the fair value of a derivative that is highly effective as -- and that is designated and qualifies as -- a cash-flow hedge are recorded in other comprehensive earnings, until the underlying transactions occur.

       The company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge items. This process includes linking all derivatives that are designated as fair value and cash flow to specific assets and liabilities on the balance sheet or to forecasted transactions. The company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair value or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the company discontinues hedge accounting prospectively, as discussed below.

       The company discontinues hedge accounting prospectively when (1) it is determined that a derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (2) the derivative expires or is sold, terminated, or exercised or (3) the derivative is discontinued as a hedge instrument, because it is unlikely that a forecasted transaction will occur.

       When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value hedge, the derivative will continue to be carried on the balance sheet at its fair value. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive earnings will be recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current-period earnings.

4.     STOCKHOLDERS' EQUITY

       As of March 31, 1999, the company had received authorization from the board of directors to repurchase at management's discretion up to $600 million of its Class A common stock in the open market or in privately negotiated transactions depending upon market price and other factors. As of March 31, 1999, the company had repurchased 11,673,314 shares in the open market at prices ranging from $21.25 to $111.69 for an aggregate cost of approximately $525 million. In April 1999, the company's board of directors increased the repurchase authority by $200 million to a total authority of $800 million.

5.     OTHER COMPREHENSIVE EARNINGS (LOSS)
       (Dollars in millions)

       Comprehensive earnings consists of the following:

                                                                            Three Months Ended
                                                                                 March 31
                                                                            ------------------
                                                                            1999          1998
                                                                            ----          ----
        Net earnings                                                       $67.8         $49.5
        Other comprehensive earnings (loss):
          Foreign currency translation adjustment                           (5.6)         (0.1)
          Cash flow hedging (net of related tax liability of $0 in 1999)     6.5           -
          Minimum pension liability adjustment (net of related tax benefit
            of $0 in 1999 and $0.8 in 1998)                                  0.2          (1.5)
                                                                           -----         -----
        Comprehensive earnings                                             $68.9         $47.9
                                                                           =====         =====



       Accumulated other comprehensive earnings (loss) consists of the following:

                                         Foreign                          Minimum        Accumulated
                                         Currency                         Pension           Other
                                        Translation      Cash Flow      Liability       Comprehensive
                                        Adjustment        Hedging       Adjustment      Earnings (Loss)
                                        -----------      ---------      ----------      ---------------
Balance, December 31, 1998               $(23.9)          $ -             $(5.1)            $(29.0)
Transition adjustment                       -              (0.1)            -                 (0.1)
Current period change                      (5.6)            6.6             0.2                1.2
                                         ------           -----           -----             ------
Balance, March 31, 1999                  $(29.5)          $ 6.5           $(4.9)            $(27.9)
                                         ======           =====           =====             ======

6.     EARNINGS PER SHARE (EPS)
       (Dollars in millions, except share amounts)

       The following is a reconciliation of the weighted average shares used in the basic and diluted EPS calculations:

                                                         Three Months Ended
                                                               March 31
                                                         ------------------
                                                         1999          1998
                                                         ----          ----

Net earnings                                              $67.8         $49.5
                                                          =====         =====

 Weighted average shares used for basic EPS          65,274,089     68,088,864

 Effect of dilutive securities
  Long-term incentive plan                               52,036         36,198
  Stock options                                       5,137,889      4,047,201
                                                    -----------    -----------
 Weighted average shares used for diluted EPS        70,464,014     72,172,263
                                                     ==========     ==========

 Basic net EPS                                            $1.04          $0.73
 Diluted net EPS                                          $0.96          $0.69

       Options to purchase an additional 577,727 and 19,337 shares of Class A common stock were outstanding at March 31, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because their effect would be antidilutive.

7.     SUMMARIZED FINANCIAL INFORMATION
       (Dollars in millions)

       The following is consolidated summarized financial information of Lexmark International, Inc., a wholly-owned subsidiary of Lexmark International Group, Inc.

                                                     March 31     December 31
                                                       1999          1998
                                                     --------     -----------
 Statement of financial position data:
  Current assets                                      $930.5       $1,020.0
  Noncurrent assets                                    470.8          463.4

  Current liabilities                                  607.8          609.6
  Noncurrent liabilities                               299.6          299.6

                                                         Three Months Ended
                                                              March 31
                                                         ------------------
                                                         1999          1998
                                                         ----          ----
       Statement of earnings data:
        Revenues                                        $787.0        $672.1
        Gross profit                                     285.2         246.6
        Net earnings                                      67.8          49.5


       Current liabilities at both March 31, 1999 and December 31, 1998 include $3.9 million that is owed to Lexmark International Group, Inc.

8.     SUBSEQUENT EVENTS

       On April 29, 1999, the company announced a two-for-one stock split. The stock split will be effected in the form of a stock dividend and will entitle each stockholder of record on May 20, 1999 to receive one share of Class A common stock for each share of Class A common stock held on the record date. The stock dividend will be distributed on June 10, 1999. Earnings per share calculations included in this filing have not been restated to reflect this stock split.

       At the company's annual meeting of stockholders on April 29, 1999, the stockholders approved an increase in the number of authorized shares of its Class A common stock from 160 million to 450 million shares.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
             (Unaudited)

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES


Results of Operations
---------------------
Consolidated revenues for the three months ended March 31, 1999 were $787 million, an increase of 17% over the same period of 1998. The impact of foreign currency translation during the quarter was minimal. Total U.S. revenues were up $30 million or 10%, and international revenues were up $84 million or 23%. Revenues from original equipment manufacturers ("OEM") customers for the first quarter of 1999 accounted for less than 10% of total revenues with no single OEM customer accounting for more than 5% of total revenues.

The revenue growth for the quarter ended March 31, 1999 over the same period in 1998 was primarily driven by unit volume increases in printers and associated consumable supplies.

Consolidated gross profit was $285 million for the three months ended March 31, 1999, an increase of 16% from the same period of 1998 primarily due to the higher revenues. Gross profit as a percentage of revenues for the first quarter of 1999 decreased to 36% from 37% in 1998. This decrease was principally due to a mix shift between products.

Total operating expenses increased 8% in the first quarter of 1999 compared to the same period of 1998. Expenses as a percentage of revenues were at 23% for the first quarter of 1999 an improvement of 2 points over the same period last year, principally reflecting lower selling, general and administrative expenses as a percentage of sales.

Consolidated operating income was $104 million for the first quarter of 1999, an increase of 33% over the corresponding period of 1998. This increase was principally due to improved printer sales volume and the volume increase in associated consumable supplies.

Net earnings for the first quarter of 1999 were $68 million, an increase of 37% compared to the same period of 1998. This increase is principally due to the 33% increase in operating income. The income tax provision was approximately 33% of earnings before tax for the first quarter of 1999 as compared to approximately 34% in the same period of 1998. The decrease in the income tax rate is primarily due to the effect of lower tax rates on manufacturing activities in certain countries.

Basic net earnings per share were $1.04 for the first quarter of 1999 compared to $0.73 in the first quarter of 1998, an increase of 43%. Diluted net earnings per share were $0.96 for the first three months of 1999 compared to $0.69 in the first three months of 1998, an increase of 40%.


Financial Condition
-------------------
The company's financial position remains strong at March 31, 1999, with working capital of $327 million compared to $414 million at December 31, 1998. At March 31, 1999, the company had outstanding $8 million of short-term debt and $149 million of long-term debt. The debt to total capital ratio was 24% at the end of the first quarter of 1999 compared to 22% at December 31, 1998. The increase in debt to total capital ratio reflects higher cash usage for stock repurchases discussed further below.

Cash provided by operating activities for the three months ended March 31, 1999 was $116 million compared to $1 million cash used for operating activities for the same period of 1998. The increase in cash flows from operating activities in the first quarter of 1999 over the first quarter of 1998 was primarily attributable to a decrease in trade receivables and an increase in accounts payable in the period.

Capital expenditures were $30 million in the first quarter 1999 compared to $13 million for the same period in 1998. It is anticipated that total capital expenditures for 1999 will be in excess of $200 million to fund further expansion of printer and associated supplies manufacturing capacity, including a manufacturing facility in the Philippines. The 1999 capital expenditures are expected to be funded primarily through cash from operations.

In April 1999, the company received authorization from the board of directors to repurchase an additional $200 million of its Class A common stock for a total repurchase authority of $800 million. The repurchase authority allows the company at management's discretion to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During the first quarter of 1999, the company repurchased 1,587,600 shares in the open market at prices ranging from $85.63 to $111.69 at a cost of approximately $155 million. As of March 31, 1999, the company had repurchased 11,673,314 shares at prices ranging from $21.25 to $111.69 for an aggregate cost of approximately $525 million.

IMPACT OF THE YEAR 2000 ISSUE

The Year 2000 Issue is the result of computers, software and other equipment that fail to utilize the full four-digit representation of a year which would cause date-sensitive software to recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculation causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. In addition, equipment containing embedded chips could malfunction as a result of this issue. If systems are not modified to be Year 2000 compliant, such failures could occur and could materially affect the company's results of operations, liquidity, and financial condition. In recent years, in order to reduce costs associated with information processing and to improve access to business information through common, integrated computing systems, the company converted its major information technology systems to a network based integrated processing system. This system is Year 2000 compliant.

The company has conducted a comprehensive review of its computer and manufacturing equipment systems to identify the systems that could be affected by the Year 2000 Issue and has developed a comprehensive plan to address the issues. This plan includes analyzing and identifying systems and equipment that need to be replaced or upgraded as a result of the Year 2000 Issue. This review was completed during 1998. Required replacements and upgrades of critical systems and equipment were substantially complete and tested as of December 31, 1998. The Year 2000 Issue has not delayed implementation of any other planned system projects; however, some planned system projects were accelerated to replace non-compliant systems.

Almost all of the company's products are Year 2000 compliant. There are some products that are not Year 2000 compliant but can be upgraded to become compliant. A few products are not Year 2000 compliant and may never be Year 2000 compliant. The company does not expect costs associated with making its own products compliant to be material.

The company has established communications with its significant suppliers, customers and others with which it conducts business to help them identify their own Year 2000 issues. If necessary modifications and conversions by the company and those with which it conducts business are not completed timely, the Year 2000 Issue may have a material adverse effect on the company's results of operations, liquidity, and financial position. The company is currently evaluating and prioritizing the responses from suppliers to establish contingency plans. For significant production suppliers, possible contingencies include securing alternate sources or purchasing additional inventory prior to January 2000. Services provided by various utility companies are vital to the company, and the company is communicating with them about their plans and progress in addressing the Year 2000 Issue. The company is currently developing contingency plans to address possible interruptions in utility services. At the same time, the company is actively working with its utility suppliers to gain assurance of uninterrupted service.

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

Risks
-----
The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially adversely affect the company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers, including utility companies, and customers, the company is unable to conclude that the consequences of Year 2000 failures will not have a material impact on the company's results of operations, liquidity or financial position.

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

Factors That May Affect Future Results and Information Concerning Forward -
---------------------------------------------------------------------------
Looking Statements
------------------

Statements contained in this report which are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the company. There can be no assurance that future developments affecting the company will be those anticipated by management, and there are a number of factors that could adversely affect the company's future operating results or cause the company's actual results to differ materially from the estimates or expectations reflected in such forward-looking statements, including without limitation, the factors set forth below:

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in the company's financial instruments and positions represents the potential loss arising from adverse changes in interest rates and foreign currency exchange rates.

Interest Rates
--------------

At March 31, 1999, the fair value of the company's senior notes is estimated at $150 million using quoted market prices and yields obtained through independent pricing sources for the same or similar types of borrowing arrangements, taking into consideration the underlying terms of the debt. Such fair value exceeded the carrying value of debt at March 31, 1999 by approximately $1 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $7 million at March 31, 1999.

The company has interest rate swaps that serve as a hedge of financings which are based on floating interest rates. The fair value at March 31, 1999 was a liability of $1 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to less than $1 million at March 31, 1999.

Foreign Currency Exchange Rates
-------------------------------

The company employs a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the company's functional currency and from foreign denominated revenues and profits translated into U.S. dollars. The primary currencies to which the company is exposed include the Euro and other European currencies, the Japanese yen and other Asian and South American currencies. Exposures are hedged with foreign currency forward contracts, put options, and call options with maturity dates of less than one year. The potential loss in fair value at March 31, 1999 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $39 million. This loss would be mitigated by corresponding gains on the underlying exposures.

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                           Part II. Other Information



Item 4.   Submission of Matters to a Vote of Security Holders

          (a) The company's Annual Meeting of Stockholders was held on April 29, 1999.

          (b) At said Annual Meeting, the stockholders voted on the following five proposals:

              (i) The election of three Directors for terms expiring in 2002. The stockholders elected the Directors by the following votes:


                  Director              Votes For             Votes Withheld
                  --------              ---------             --------------
              B. Charles Ames           56,107,545                534,892
              Ralph E. Gomory           56,127,956                514,481
              Marvin L. Mann            56,139,340                503,097

              The terms of office of Frank T. Cary, Paul J.  Curlander,  William
              R. Fields, Stephen R. Hardis, James F. Hardymon, Robert Holland, Jr., Michael J. Maples and Martin D. Walker continued after the meeting.

              (ii) The approval of the 1999 Employee Stock Purchase Plan - The stockholders approved such plan by the following votes:

                     Votes For       Votes Against           Abstentions
                     ---------       -------------           -----------
                     55,073,678        1,533,010                35,749

              (iii) The approval of certain terms and conditions of annual incentive compensation awards for select executive officers - The stockholders approved such terms and conditions of annual incentive compensation awards by the following votes:

                     Votes For       Votes Against           Abstentions
                     ---------       -------------           -----------
                     54,693,631        1,861,134                87,672

              (iv) The approval of an amendment to the Third Restated Certificate of Incorporation increasing the number of authorized shares of Class A common stock from 160 million shares to 450 million shares - The stockholders approved such amendment by the following votes:

                     Votes For       Votes Against           Abstentions
                     ---------       -------------           -----------
                     40,241,224        16,349,242               51,971

              (v) The approval of an amendment to the Third Restated Certificate of Incorporation that would fix the size of the Board of Directors at no more than fourteen - The stockholders approved such amendment by the following votes:


                     Votes For       Votes Against           Abstentions
                     ---------       -------------           -----------
                     54,252,503        2,342,940                46,994


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               A list of exhibits is set forth in the Exhibit Index found on page 19 of this report.

          (b) Reports on Form 8-K:

              There were no reports on Form 8-K filed during the quarter ended March 31, 1999.

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

                                         Lexmark International Group, Inc.
                                         (Registrant)


Date:  May 12 , 1999                     By:  /s/ David L. Goodnight
     -------------------------           -----------------------------------
                                         David L. Goodnight
                                         Vice President and Corporate Controller
                                         (Chief Accounting Officer)

                                  EXHIBIT INDEX

Exhibits:

3 (i) Amendment to Third Restated Certificate of Incorporation of Lexmark International Group, Inc.
       (the "Company").

3 (ii) Company By-Laws as Amended and Restated April 29, 1999.

10.1   1999 Employee Stock Purchase Plan.

10.2 Amendment No. 1 to the Lexmark International Group, Inc. Nonemployee Director Stock Plan.

10.3 Retirement Agreement by and among the Company, Lexmark International, Inc. and Marvin L. Mann. +

27     Financial Data Schedule

----------------
+ Indicates management contract or compensatory plan, contract or arrangement.