Form 10-Q
period 1999-06-30
LEXMARK INTERNATIONAL GROUP INC
filed 1999-08-10
CIK 1001288

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                                   (Mark One)
                  For the Quarterly Period Ended June 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The registrant had 128,813,316 shares outstanding (excluding shares held in treasury) of Class A common stock, par value $0.01 per share, as of the close of business on July 30, 1999.

--------------------------------------------------------------------------------

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                                      INDEX




                                                                        Page of
                                                                       Form 10-Q

                                     PART I

ITEM 1.  Financial Statements

        CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (Unaudited)
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998.. ........2

        CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION (Unaudited)
            AS OF JUNE 30, 1999 AND DECEMBER 31, 1998..........................3

        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
            SIX MONTHS  ENDED JUNE 30, 1999 AND 1998...........................4

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)....5-10

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION (Unaudited)....................11-15

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............16

                                     PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................17

                         Part I - Financial Information

Item 1.  Financial Statements

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                     (In Millions, Except Per Share Amounts)
                                   (Unaudited)

                                           Three Months Ended            Six Months Ended
                                                June 30                      June 30
                                           ------------------            ----------------
                                            1999         1998            1999         1998
                                            ----         ----            ----         ----
Revenues                                   $817.3       $697.3         $1,604.3     $1,369.4
Cost of revenues                            521.7        440.9          1,023.5        866.4
                                           ------       ------         --------     --------
        Gross profit                        295.6        256.4            580.8        503.0

Research and development                     48.6         38.1             94.0         74.7
Selling, general and administrative         134.9        133.0            271.0        265.1
                                           ------       ------         --------     --------
        Operating expenses                  183.5        171.1            365.0        339.8
                                           ------       ------         --------     --------

        Operating income                    112.1         85.3            215.8        163.2

Interest expense                              2.6          3.1              4.8          5.1
Other                                         2.2          1.3              3.2          2.8
                                           ------       ------         --------     --------

        Earnings before income taxes        107.3         80.9            207.8        155.3

Provision for income taxes                   32.8         27.1             65.5         52.0
                                           ------       ------         --------     --------
        Net earnings                       $ 74.5       $ 53.8         $  142.3     $  103.3
                                           ======       ======         ========     ========

Basic net earnings per share               $ 0.58       $ 0.40         $   1.10     $   0.77
                                           ======       ======         ========     ========

Diluted net earnings per share             $ 0.55       $ 0.38         $   1.03     $   0.72
                                           ======       ======         ========     ========


Shares used in per share calculation:
        Basic                               129.1        133.0            129.8        134.6
                                           ======       ======         ========     ========
        Diluted                             136.4        142.8            138.7        143.6
                                           ======       ======         ========     ========

All share and per share data have been restated to reflect a two-for-one stock split effective June 10, 1999.

See notes to consolidated condensed financial statements.

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                       (In Millions, Except Share Amounts)
                                   (Unaudited)

                                                                             June 30       December 31
                                                                               1999           1998
                                                                             -------       -----------

ASSETS
Current assets:
    Cash and cash equivalents                                               $   90.8        $  149.0
    Trade receivables, net of allowance of $24.5 in 1999 and $24.2 in 1998     450.6           469.4
    Inventories                                                                364.0           333.0
    Prepaid expenses and other current assets                                   78.3            68.6
                                                                            --------        --------
          Total current assets                                                 983.7         1,020.0

Property, plant and equipment, net                                             464.0           430.5
Other assets                                                                    34.1            32.9
                                                                            --------        --------
          Total assets                                                      $1,481.8        $1,483.4
                                                                            ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Short-term debt                                                         $   11.3        $   11.7
    Accounts payable                                                           254.5           267.1
    Accrued liabilities                                                        322.1           326.9
                                                                            --------        --------
          Total current liabilities                                            587.9           605.7

Long-term debt                                                                 148.7           148.7
Other liabilities                                                              152.7           150.9
                                                                            --------        --------
          Total liabilities                                                    889.3           905.3
                                                                            --------        --------

Stockholders' equity:
    Preferred stock, $.01 par value, 1,600,000 shares authorized,
      no shares issued and outstanding                                           -               -
    Common stock $.01 par value:
          Class A, 450,000,000 shares authorized; 128,944,423 and
           130,982,262 outstanding in 1999 and 1998, respectively                0.8             0.8
          Class B, 10,000,000 shares authorized; no shares outstanding           -               -
    Capital in excess of par                                                   591.1           564.8
    Retained earnings                                                          554.1           411.8
    Treasury stock, at cost; 23,343,866 and 20,145,666 shares in 1999
       and 1998, respectively                                                 (526.1)         (370.3)
    Accumulated other comprehensive earnings (loss)                            (27.4)          (29.0)
                                                                            --------        --------
          Total stockholders' equity                                           592.5           578.1
                                                                            --------        --------
          Total liabilities and stockholders' equity                        $1,481.8        $1,483.4
                                                                            ========        ========

All share data have been restated to reflect a two-for-one stock split effective June 10, 1999.

See notes to consolidated condensed financial statements.

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (In Millions)
                                   (Unaudited)

                                                                       Six Months Ended
                                                                            June 30
                                                                       ----------------
                                                                     1999           1998
                                                                     ----           ----
Cash flows from operating activities:
   Net earnings                                                     $142.3         $103.3
        Adjustments to reconcile net earnings to net cash
         provided by operating activities:
           Depreciation and amortization                              38.9           34.9
           Deferred taxes                                             (0.9)           0.3
           Other non-cash charges to operations                       12.4           10.3
                                                                    ------         ------
                                                                     192.7          148.8
           Change in assets and liabilities:
            Trade receivables                                         18.8          (41.8)
            Trade receivables programs                                 -            (12.3)
            Inventories                                              (31.0)         (58.2)
            Accounts payable                                         (12.6)         (52.6)
            Accrued liabilities                                       (4.8)          33.9
            Other assets and liabilities                             (12.8)          (6.4)
                                                                    ------         ------
             Net cash provided by operating activities               150.3           11.4
                                                                    ------         ------

Cash flows from investing activities:
    Purchases of property, plant and equipment                       (78.7)         (34.9)
    Proceeds from sales of property, plant and equipment               0.2            1.0
                                                                    ------         ------
             Net cash used for investing activities                  (78.5)         (33.9)
                                                                    ------         ------

Cash flows from financing activities:
   Increase in short-term debt                                         3.6           28.8
   Principal payments on long-term debt                                -           (207.0)
   Proceeds from issuance of long-term debt                            -            297.2
   Purchase of treasury stock                                       (155.8)        (109.3)
   Exercise of stock options and warrants                             23.5            4.8
                                                                    ------         ------
             Net cash provided by (used for) financing activities   (128.7)          14.5
                                                                    ------         ------

Effect of exchange rate changes on cash                               (1.3)          (0.7)
                                                                    ------         ------

Net decrease in cash and cash equivalents                            (58.2)          (8.7)
Cash and cash equivalents - beginning of period                      149.0           43.0
                                                                    ------         ------

Cash and cash equivalents - end of period                           $ 90.8         $ 34.3
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

2.     INVENTORIES
       (Dollars in millions)

       Inventories consist of the following:
                                                  June 30            December 31
                                                    1999                 1998
                                                  -------            -----------
           Work in process                       $ 144.9               $ 140.3
           Finished goods                          219.1                 192.7
                                                 -------               -------
                                                 $ 364.0               $ 333.0
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

       The company recorded a net-of-tax cumulative-effect-type loss adjustment of $0.4 million in accumulated other comprehensive earnings to recognize at fair value all derivatives that are designated as cash-flow hedging instruments upon adoption of SFAS No. 133 on January 1, 1999. This loss adjustment, which the company expects to reclassify to earnings by March 31, 2000, consists of a $0.6 million loss related to interest rate swaps and a $0.2 million gain related to foreign currency options.


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

       As of June 30, 1999, $8.5 million of deferred net gains on derivative instruments accumulated in other comprehensive earnings are expected to be reclassified to earnings during the next twelve months.


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

4.     STOCK SPLIT

       At the company's Annual Meeting of Stockholders on April 29, 1999, the stockholders approved an increase in the number of authorized shares of its Class A common stock from 160 million to 450 million shares.

       On April 29, 1999, the company announced a two-for-one stock split. The stock split was effected in the form of a stock dividend on June 10, 1999 and entitled each stockholder of record on May 20, 1999 to receive one share of Class A common stock for each share of Class A common stock held on the record date. All share and per share data included in this filing have been restated to reflect this stock split.

5.     STOCKHOLDERS' EQUITY

       On April 29, 1999, the company received authorization from its board of directors to repurchase an additional $200 million of its Class A common stock for a total repurchase authority of $800 million. The repurchase authority allows the company at management's discretion to selectively repurchase its stock in the open market or in privately negotiated transactions depending upon market price and other factors. As of June 30, 1999, the company had repurchased 23,371,628 shares at prices ranging from $10.63 to $55.85 for an aggregate cost of approximately $527 million.

6.     OTHER COMPREHENSIVE EARNINGS (LOSS)
       (Dollars in millions)

       Comprehensive earnings consists of the following:

                                                                Three Months Ended         Six Months Ended
                                                                    June 30                     June 30
                                                                 1999         1998         1999       1998
                                                                 ----         ----         ----       ----
        Net earnings                                            $74.5         $53.8       $142.3     $103.3
        Other comprehensive earnings (loss):
          Foreign currency translation adjustment                (1.6)         (3.1)        (7.2)      (3.2)
          Cash flow hedging (net of related tax liability
            of $0.8 in 1999)                                      2.0           -            8.5        -
          Minimum pension liability adjustment (net of
            related tax benefit of $0 in 1999 and $0.8 in 1998)   0.1           -            0.3       (1.5)
                                                                -----         -----       ------     ------
        Comprehensive earnings                                  $75.0         $50.7       $143.9     $ 98.6
                                                                =====         =====       ======     ======



       Accumulated   other   comprehensive   earnings  (loss)  consists  of  the
       following:

                                   Foreign                      Minimum      Accumulated
                                   Currency                     Pension         Other
                                  Translation   Cash Flow     Liability    Comprehensive
                                  Adjustment     Hedging      Adjustment   Earnings (Loss)
                                  -----------   ---------     ----------   ---------------
     Balance, December 31, 1998     $(23.9)       $ -           $(5.1)          $(29.0)
     Transition adjustment             -           (0.1)          -               (0.1)
     First quarter 1999 change        (5.6)         6.6           0.2              1.2
                                    ------        -----         -----           ------
     Balance, March 31, 1999         (29.5)         6.5          (4.9)           (27.9)
     Second quarter 1999 change       (1.6)         2.0           0.1              0.5
                                    ------        -----         -----           ------
     Balance, June 30, 1999         $(31.1)       $ 8.5         $(4.8)          $(27.4)
                                    ======        =====         =====           ======

7.     EARNINGS PER SHARE (EPS)
       (Dollars in millions, except share amounts)

       The following is a reconciliation of the weighted average shares used in the basic and diluted EPS calculations:

                                             Three Months Ended                Six Months Ended
                                                   June 30                          June 30
                                             ------------------                ----------------
                                           1999              1998            1999            1998
                                           ----              ----            ----            ----

     Net earnings                          $74.5            $53.8           $142.3          $103.3
                                           =====            =====           ======          ======

     Weighted average shares used
       for basic EPS                    129,107,776     133,001,088      129,823,998    134,580,634

     Effect of dilutive securities
       Long-term incentive plan              74,044          76,844           82,340         88,426
       Stock options                      7,261,874       9,685,650        8,768,827      8,890,026
                                        -----------     -----------      -----------    -----------
     Weighted average shares used
       for diluted EPS                  136,443,694     142,763,582      138,675,165    143,559,086
                                        ===========     ===========      ===========    ===========

     Basic net EPS                         $0.58            $0.40            $1.10           $0.77
     Diluted net EPS                       $0.55            $0.38            $1.03           $0.72

       Options to purchase an additional 26,782 and 560,876 shares of Class A common stock were outstanding at June 30, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because their effect would be antidilutive.

8.     SUMMARIZED FINANCIAL INFORMATION
       (Dollars in millions)

       The following is consolidated summarized financial information of Lexmark International, Inc., a wholly-owned subsidiary of Lexmark International Group, Inc.

                                          June 30         December 31
                                            1999             1998
                                          -------         -----------
 Statement of financial position data:
   Current assets                         $983.7           $1,020.0
   Noncurrent assets                       498.1              463.4

   Current liabilities                     591.8              609.6
   Noncurrent liabilities                  301.4              299.6

                                Three Months Ended         Six Months Ended
                                    June 30                     June 30
                                ------------------         ----------------
                                1999          1998         1999        1998
                                ----          ----         ----        ----
 Statement of earnings data:
   Revenues                    $817.3        $697.3     $1,604.3    $1,369.4
   Gross profit                 295.6         256.4        580.8       503.0
   Net earnings                  74.5          53.8        142.3       103.3


       Current liabilities at both June 30, 1999 and December 31, 1998 include $3.9 million that is owed to Lexmark International Group, Inc.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (Unaudited)

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES


Results of Operations
---------------------
Consolidated revenues for the three months ended June 30, 1999 were $817 million, an increase of 17% over the same period of 1998. Total U.S. revenues were up $41 million or 12%, and international revenues, including exports from the U.S., were up $79 million or 22%.

For the six months ended June 30, 1999, consolidated revenues were $1,604 million, an increase of 17% over the same period of 1998. The impact of foreign currency translation was insignificant. Total U.S. revenues were up $72 million or 11%, and international revenues, including exports from the U.S., were up $163 million or 22%.

The revenue growth for the three and six months ended June 30, 1999 over the same periods in 1998 was driven by unit volume increases in printers and associated consumable supplies whose revenues increased 22% for both the three and six month periods. Revenues from sales to original equipment manufacturers ("OEM") for the three and six months ended June 30, 1999 accounted for less than approximately 10% of total revenues with no single OEM customer accounting for more than approximately 5% of total revenues.

Consolidated gross profit was $296 million for the three months ended June 30, 1999, an increase of 15% from the same period of 1998. For the six months ended June 30, 1999, consolidated gross profit was $581 million, also an increase of 15% over the corresponding period of 1998. Gross profit as a percentage of revenues for the three and six months ended June 30, 1999 decreased to 36% from 37% for the same period in 1998, principally due to a mix shift among products.

Total operating expenses increased 7% for both the three and six months of 1999, compared to the same periods of 1998 due to higher sales volume. Expenses as a percentage of revenues for the quarter were 22.5% compared to 24.5% for the corresponding period of 1998. Expenses as a percentage of revenues for the first half of 1999 were 22.8% compared to 24.8% for the same period of 1998. These decreases were principally due to lower selling, general, and administrative expenses as a percentage of revenues.

Consolidated operating income was $112 million for the second quarter of 1999 and $216 million for the six months ended June 30, 1999, an increase of 31% and 32%, respectively, over the corresponding periods of 1998 reflecting higher printer and associated supplies sales volumes and lower selling, general, and administrative expenses as a percentage of revenues.

Net earnings for the second quarter of 1999 were $75 million, up 39% compared to the second quarter of 1998. This increase was primarily due to the 31% increase in operating income. The income tax provision was approximately 31% of earnings before tax for the second quarter of 1999 as compared to approximately 34% in the same period of 1998. During the second quarter of 1999 the annual effective tax rate was reduced by 1% as a result of continuing increases in manufacturing activities in certain countries.

Basic net earnings per share were $0.58 for the second quarter of 1999 compared to $0.40 in the corresponding period of 1998, an increase of 43%. Diluted net earnings per share were $0.55 for the second quarter of 1999 compared to $0.38 in the comparable period of 1998, an increase of 45%. The increase in basic and diluted net earnings per share resulted from increased operating income, lower income tax rates and reduced shares outstanding.

Net earnings for the first half of 1999 were $142 million, an increase of 38% compared to the same period of 1998. The increase was primarily due to the 32% increase in operating income and a reduction in the tax provision from approximately 34% to 32% of earnings before tax for the same period in 1998 reflecting the effect of lower tax rates as a result of increases in manufacturing activities in certain countries.

Basic net earnings per share were $1.10 for the first six months of 1999 compared to $0.77 in the corresponding period of 1998, an increase of 43%. Diluted net earnings per share were $1.03 for the first six months of 1999 compared to $0.72 in the comparable period of 1998, an increase of 43%. These increases in basic and diluted net earnings per share resulted from increased operating income, lower income tax rates and reduced shares outstanding.


Financial Condition
-------------------
The company's financial position remains strong at June 30, 1999, with working capital of $396 million compared to $414 million at December 31, 1998. At June 30, 1999, the company had outstanding $11 million of short-term debt and $149 million of long-term debt. The debt to total capital ratio was 21% at June 30, 1999 compared to 22% at December 31, 1998.

Cash provided by operating activities for the six months ended June 30, 1999 was $150 million compared to $11 million for the same period of 1998. The increase in cash flows from operating activities in the first half of 1999 was attributable primarily to an increase in net earnings and a decrease in trade receivables in the period.

Capital expenditures for the first half of 1999 were $79 million compared to $35 million for the same period of 1998. This increase is primarily due to expansion of printer and associated supplies manufacturing capacity, including a manufacturing facility in the Philippines. It is anticipated that capital expenditures for 1999 will be in excess of $200 million. The 1999 capital expenditures have been and are expected to be funded primarily through cash from operations.

On April 29, 1999, the company received authorization from the board of directors to repurchase an additional $200 million of its Class A common stock for a total repurchase authority of $800 million. The repurchase authority allows the company at management's discretion to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During the second quarter of 1999, the company repurchased 25,000 shares in the open market at $52.50 for a cost of approximately $1 million. During the first six months of 1999, the company repurchased 3,200,200 shares at prices ranging from $42.82 to $55.85 for a cost of approximately $156 million. As of June 30, 1999, the company had repurchased 23,371,628 shares at prices ranging from $10.63 to $55.85 for an aggregate cost of approximately $527 million.


IMPACT OF THE YEAR 2000 ISSUE


The Year 2000 issue is the result of computers, software and other equipment that fail to utilize the full four-digit representation of a year which would cause date-sensitive software to recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. In addition, equipment containing embedded chips could malfunction as a result of this issue. If systems are not modified to be Year 2000 compliant, such failures could occur and could materially affect the company's results of operations, liquidity, and financial condition. In recent years, in order to reduce costs associated with information processing and to improve access to business information through common, integrated computing systems, the company converted its major information technology systems to a network-based integrated processing system. This system is Year 2000 compliant.

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

The company has established communications with its significant suppliers, customers and others with which it conducts business to help them identify their own Year 2000 issues. If necessary modifications and conversions by the company and those with which it conducts business are not completed timely, the Year 2000 issue may have a material adverse effect on the company's results of operations, liquidity, and financial position. The company has evaluated and prioritized and is continuing to evaluate and prioritize the responses from suppliers and establish contingency plans. For significant production suppliers, contingencies include securing alternate sources or purchasing additional inventory prior to January 2000. Services provided by various utility companies are vital to the company, and the company is communicating with them about their plans and progress in addressing the Year 2000 issue. The company is currently developing contingency plans for critical business functions to address possible interruptions in utility services, application systems availability, telecommunications services, manufacturing equipment and network services. A freeze on the installation of new systems and modifications to existing systems is planned for the fourth quarter 1999 and January 2000. Critical systems' Year 2000 readiness will be revalidated during fourth quarter 1999. Worldwide teams are planned for critical periods to handle any problems in the transition to year 2000.

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

Factors That May Affect  Future  Results and  Information  Concerning  Forward -
--------------------------------------------------------------------------------
Looking Statements
------------------

Statements contained in this report which are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the company. There can be no assurance that future developments affecting the company will be those anticipated by management, and there are a number of factors that could adversely affect the company's future operating results or cause the company's actual results to differ materially from the estimates or expectations reflected in such forward-looking statements, including without limitation, the factors set forth below:

~ The company's future operating results may be adversely affected by the impact of Year 2000 issues on customer spending.

~ The company has conducted a comprehensive review of its computer and manufacturing equipment systems to identify the systems that could be affected by the Year 2000 Issue and has developed a comprehensive plan to address the issues. The company has also established communications with its significant suppliers and others with which it conducts business to help them identify their own Year 2000 issues and to develop contingency plans. However, the failure to timely discover and address a material Year 2000 problem could result in an interruption in, or a failure of, normal business activities or operations. Such failures could materially adversely affect the company's operating results, liquidity and financial condition.

~ The company's future operating results may be adversely affected if it is unable to continue to develop, manufacture and market products that meet customers' needs. The markets for printers and associated supplies are increasingly competitive, especially with respect to pricing and the introduction of new technologies and products offering improved features and functionality. The company and its major competitors, most of which have significantly greater financial, marketing and technological resources than the company, have regularly lowered prices on their printers and are expected to continue to do so. In particular, the inkjet printer market has experienced and is expected to continue to experience significant printer price pressure from the company's major competitors. Price reductions beyond expectations or the inability to reduce costs, contain expenses or increase sales as currently
expected,  as  well  as  price  protection  measures,   could  result  in  lower
profitability and jeopardize the company's ability to grow or maintain its market share.

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

~ The company's success depends in part on its ability to obtain patents, copyrights and trademarks, maintain trade secret protection and operate without infringing the proprietary rights of others. Current or future claims of intellectual property infringement could prevent the company from obtaining technology of others and could otherwise adversely affect its operating results, cash flows, financial position or business, as could expenses incurred by the company in enforcing its intellectual property rights against others or defending against claims that the company's products infringe the intellectual property rights of others.

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

Interest Rates
--------------

At June 30, 1999, the fair value of the company's senior notes is estimated at $142 million using quoted market prices and yields obtained through independent pricing sources for the same or similar types of borrowing arrangements, taking into consideration the underlying terms of the debt. The carrying value exceeded the fair value of debt at June 30, 1999 by approximately $7 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $7 million at June 30, 1999.

The company has interest rate swaps that serve as a hedge of financings which are based on floating interest rates. The fair value at June 30, 1999 was a liability of less than $1 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to less than $1 million at June 30, 1999.

Foreign Currency Exchange Rates
-------------------------------

The company employs a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the company's functional currency and from foreign denominated revenues and profits translated into U.S. dollars. The primary currencies to which the company is exposed include the euro and other European currencies, the Japanese yen and other Asian and South American currencies. Exposures are hedged with foreign currency forward contracts, put options, and call options with maturity dates of less than one year. The potential loss in fair value at June 30, 1999 for such contracts resulting from a hypothetical 10% weakening of the U.S. dollar against all foreign currency exchange rates is approximately $32 million. This loss would be mitigated by corresponding gains on the underlying exposures.

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                           Part II. Other Information



Item 4.   Submission of Matters to a Vote of Security Holders

          The information required to be reported for the company's Annual Meeting of Stockholders held April 29, 1999, was previously reported by the company in its Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               A list of exhibits is set forth in the Exhibit Index found on page 19 of this report.

          (b) Reports on Form 8-K:

              On April 29, 1999, the company filed a Current Report on Form 8-K announcing a two-for-one stock split of the company's Class A common stock.

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

                                         Lexmark International Group, Inc.
                                         (Registrant)



Date:      August 10, 1999               By: /s/ David L. Goodnight
     ----------------------------        ---------------------------------
                                         David L. Goodnight
                                         Vice President and Corporate Controller
                                         (Chief Accounting Officer)

                                  EXHIBIT INDEX


Exhibits:

10.1 Third Amendment to the Stock Option Plan for Executives and Senior Officers, dated as of April 29, 1999. +

10.2 Fourth Amendment to the Stock Option Plan for Executives and Senior Officers, dated as of July 29, 1999. +

10.3 Amendment No. 2 to the Lexmark International Group, Inc. Nonemployee Director Stock Plan, dated as of April 29, 1999. +

10.4 Amendment No. 1 to the Lexmark International Group, Inc. Stock Incentive Plan, dated as of April 29, 1999. +

27    Financial Data Schedule



+  Indicates management contract or compensatory plan, contract or arrangement.