Form 10-Q
period 1999-09-30
LEXMARK INTERNATIONAL GROUP INC
filed 1999-11-10
CIK 1001288

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
 (Mark One)
     X         For the Quarterly Period Ended September 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The registrant had 127,725,154 shares outstanding (excluding shares held in treasury) of Class A common stock, par value $0.01 per share, as of the close of business on October 29, 1999.

================================================================================

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                                      INDEX




                                                                        Page of
                                                                       Form 10-Q

                                     PART I

 ITEM 1.  Financial Statements

      CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (Unaudited)
                THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998.2

      CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION (Unaudited)
                AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998.................3

      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
               NINE MONTHS  ENDED SEPTEMBER 30, 1999 AND 1998..................4

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)......5-10

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION (Unaudited)...................11-15

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........16

                                     PART II

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................17

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................17

                         Part I - Financial Information

Item 1.  Financial Statements

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                     (In Millions, Except Per Share Amounts)
                                   (Unaudited)

                                           Three Months Ended               Nine Months Ended
                                             September 30                     September 30
                                           ------------------               -----------------
                                           1999          1998               1999         1998
                                           ----          ----               ----         ----
Revenues                                  $845.0        $743.8            $2,449.3     $2,113.2
Cost of revenues                           541.4         475.9             1,564.9      1,342.3
                                          ------        ------            --------     --------
         Gross profit                      303.6         267.9               884.4        770.9

Research and development                    44.5          44.0               138.5        118.7
Selling, general and administrative        143.3         132.5               414.3        397.6
                                          ------        ------            --------     --------
         Operating expenses                187.8         176.5               552.8        516.3
                                          ------        ------            --------     --------

         Operating income                  115.8          91.4               331.6        254.6

Interest expense                             2.8           3.3                 7.6          8.4
Other                                        1.4           1.2                 4.6          4.0
                                          ------        ------            --------     --------

         Earnings before income taxes      111.6          86.9               319.4        242.2

Provision for income taxes                  35.1          29.1               100.6         81.1
                                          ------        ------            --------     --------
         Net earnings                     $ 76.5        $ 57.8            $  218.8     $  161.1
                                          ======        ======            ========     ========

Basic net earnings per share              $ 0.59        $ 0.44            $   1.69     $   1.20
                                          ======        ======            ========     ========

Diluted net earnings per share            $ 0.56        $ 0.41            $   1.58     $   1.13
                                          ======        ======            ========     ========


Shares used in per share calculation:
         Basic                             129.3         132.5               129.6        133.9
                                          ======        ======            ========     ========
         Diluted                           136.8         142.3               138.1        143.1
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

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                       (In Millions, Except Share Amounts)
                                   (Unaudited)

                                                                              September 30        December 31
                                                                                  1999               1998
                                                                              ------------        -----------
ASSETS
Current assets:
     Cash and cash equivalents                                                 $  122.3            $  149.0
     Trade receivables, net of allowance of $26.8 in 1999 and $24.2 in 1998       487.8               469.4
     Inventories                                                                  397.0               333.0
     Prepaid expenses and other current assets                                     93.5                68.6
                                                                               --------            --------
             Total current assets                                               1,100.6             1,020.0

Property, plant and equipment, net                                                512.0               430.5
Other assets                                                                       45.3                32.9
                                                                               --------            --------
             Total assets                                                      $1,657.9            $1,483.4
                                                                               ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
     Short-term debt                                                           $   13.4            $   11.7
     Accounts payable                                                             290.3               267.1
     Accrued liabilities                                                          395.9               326.9
                                                                               --------            --------
             Total current liabilities                                            699.6               605.7

Long-term debt                                                                    148.7               148.7
Other liabilities                                                                 155.7               150.9
                                                                               --------            --------
             Total liabilities                                                  1,004.0               905.3
                                                                               --------            --------

Stockholders' equity:
     Preferred stock, $.01 par value, 1,600,000 shares authorized,
       no shares issued and outstanding                                             -                   -
     Common stock $.01 par value:
             Class A, 450,000,000 shares authorized; 129,043,302 and
              130,982,262 outstanding in 1999 and 1998, respectively                1.5                 0.8
             Class B, 10,000,000 shares authorized; no shares outstanding           -                   -
     Capital in excess of par                                                     604.6               564.8
     Retained earnings                                                            630.6               411.8
     Treasury stock, at cost; 23,753,866 and 20,145,666 shares in 1999
       and 1998, respectively                                                    (551.6)             (370.3)
     Accumulated other comprehensive earnings (loss)                              (31.2)              (29.0)
                                                                               --------            --------
             Total stockholders' equity                                           653.9               578.1
                                                                               --------            --------
             Total liabilities and stockholders' equity                        $1,657.9            $1,483.4
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

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (In Millions)
                                   (Unaudited)


                                                             Nine Months Ended
                                                               September 30
                                                             -----------------
                                                             1999         1998
                                                             ----         ----
Cash flows from operating activities:
   Net earnings                                             $218.8      $161.1
       Adjustments to reconcile net earnings to net cash
          provided by operating activities:
             Depreciation and amortization                    59.3        52.5
             Deferred taxes                                   (1.2)       (0.3)
             Other non-cash charges to operations             16.9        15.2
                                                            ------      ------
                                                             293.8       228.5
             Change in assets and liabilities:
               Trade receivables                             (18.4)      (90.5)
               Trade receivables programs                      -         (12.3)
               Inventories                                   (64.0)      (57.8)
               Accounts payable                               23.2       (66.5)
               Accrued liabilities                            69.0       104.0
               Other assets and liabilities                  (43.6)      (19.4)
                                                            ------      ------
                 Net cash provided by operating activities   260.0        86.0
                                                            ------      ------

Cash flows from investing activities:
   Purchases of property, plant and equipment               (146.6)      (61.4)
   Proceeds from sales of property, plant and equipment        0.2         0.9
                                                            ------      ------
                 Net cash used for investing activities     (146.4)      (60.5)
                                                            ------      ------

Cash flows from financing activities:
   Increase in short-term debt                                 6.6        18.0
   Principal payments on long-term debt                        -        (207.0)
   Proceeds from issuance of long-term debt                    -         297.2
   Purchase of treasury stock                               (181.3)     (154.9)
   Exercise of stock options and warrants                     35.7         6.4
                                                            ------      ------
                 Net cash used for financing activities     (139.0)      (40.3)
                                                            ------      ------

Effect of exchange rate changes on cash                       (1.3)        -
                                                            ------      ------

Net decrease in cash and cash equivalents                    (26.7)      (14.8)
Cash and cash equivalents - beginning of period              149.0        43.0
                                                            ------      ------
Cash and cash equivalents - end of period                   $122.3      $ 28.2
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

2.     INVENTORIES
       (Dollars in millions)

       Inventories consist of the following:

                                            September 30      December 31
                                                 1999             1998
                                             ------------      -----------
       Work in process                          $168.9           $140.3
       Finished goods                            228.1            192.7
                                                ------           ------

                                                $397.0           $333.0
                                                =======          ======



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

       As of September 30, 1999, $3.1 million of deferred net gains on derivative instruments accumulated in other comprehensive earnings are expected to be reclassified to earnings during the next twelve months.


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

5.     STOCKHOLDERS' EQUITY

       On April 29, 1999, the company received authorization from its board of directors to repurchase an additional $200 million of its Class A common stock for a total repurchase authority of $800 million. The repurchase authority allows the company at management's discretion to selectively repurchase its stock in the open market or in privately negotiated transactions depending upon market price and other factors. As of September 30, 1999, the company had repurchased 23,781,628 shares at prices ranging from $10.63 to $62.94 for an aggregate cost of approximately $552 million.

6.     OTHER COMPREHENSIVE EARNINGS (LOSS)
           (Dollars in millions)

       Comprehensive earnings consists of the following:

                                                          Three Months Ended                   Nine Months Ended
                                                             September 30                         September 30
                                                        ---------------------                ---------------------
                                                        1999             1998                1999             1998
                                                        ----             ----                ----             ----
      Net earnings                                      $76.5           $57.8               $218.8           $161.1
      Other comprehensive earnings (loss):
          Foreign currency translation adjustment         1.7             2.3                 (5.5)            (0.9)
          Cash flow hedging (net of related tax
            liability of $0.3 in 1999)                   (5.4)            -                    3.1              -
          Minimum pension liability adjustment (net
            of related tax benefit of $0 in 1999 and
            $0.8 in 1998)                                (0.1)            -                    0.2             (1.5)
                                                        -----           -----               ------           ------
      Comprehensive earnings                            $72.7           $60.1               $216.6           $158.7
                                                        =====           =====               ======           ======



       Accumulated   other   comprehensive   earnings  (loss)  consists  of  the
following:

                                       Foreign                     Minimum        Accumulated
                                       Currency                    Pension           Other
                                      Translation    Cash Flow    Liability      Comprehensive
                                      Adjustment      Hedging     Adjustment    Earnings (Loss)
      Balance, December 31, 1998       $(23.9)        $ -           $(5.1)          $(29.0)
      Transition adjustment               -            (0.1)          -               (0.1)
      First quarter 1999 change          (5.6)          6.6           0.2              1.2
                                       ------         -----         -----           ------
      Balance, March 31, 1999           (29.5)          6.5          (4.9)           (27.9)
      Second quarter 1999 change         (1.6)          2.0           0.1              0.5
                                       ------         -----         -----           ------
      Balance, June 30, 1999            (31.1)          8.5          (4.8)           (27.4)
      Third quarter 1999 change           1.7          (5.4)         (0.1)            (3.8)
                                       ------         -----         -----           ------
      Balance, September 30, 1999      $(29.4)        $ 3.1         $(4.9)          $(31.2)
                                       ======         =====         =====           ======

7.     EARNINGS PER SHARE (EPS) (Dollars in millions, except share amounts)

       The following is a reconciliation of the weighted average shares used in the basic and diluted EPS calculations:

                                               Three Months Ended                  Nine Months Ended
                                                  September 30                        September 30
                                             ---------------------                --------------------
                                             1999             1998                1999            1998
                                             ----             ----                ----            ----

      Net earnings                           $76.5           $57.8               $218.8          $161.1
                                             =====           =====               ======          ======

      Weighted average shares used
        for basic EPS                     129,298,364     132,521,442          129,646,861     133,886,694

      Effect of dilutive securities
        Long-term incentive plan              105,396          84,464              123,059         102,666
        Stock options                       7,351,880       9,651,828            8,296,511       9,143,960
                                          -----------     -----------          -----------     -----------

      Weighted average shares used
        for diluted EPS                   136,755,640     142,257,734          138,066,431     143,133,320
                                          ===========     ===========          ===========     ===========

      Basic net EPS                           $0.59           $0.44                $1.69           $1.20
      Diluted net EPS                         $0.56           $0.41                $1.58           $1.13


       Options to purchase an additional 25,039 and 65,766 shares of Class A common stock were outstanding at September 30, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because their effect would be antidilutive.

8.     SUMMARIZED FINANCIAL INFORMATION
       (Dollars in millions)

       The following is consolidated summarized financial information of Lexmark International, Inc., a wholly-owned subsidiary of Lexmark International Group, Inc.

                                                 September 30        December 31
                                                     1999               1998
                                                 ------------        -----------
      Statement of financial position data:
        Current assets                            $1,100.6            $1,020.0
        Noncurrent assets                            557.3               463.4

        Current liabilities                          703.5               609.6
        Noncurrent liabilities                       304.4               299.6

                                       Three Months Ended           Nine Months Ended
                                          September 30                 September 30
                                      --------------------         -------------------
                                      1999            1998         1999           1998
                                      ----            ----         ----           ----
     Statement of earnings data:
       Revenues                      $845.0          $743.8      $2,449.3       $2,113.2
       Gross profit                   303.6           267.9         884.4          770.9
       Net earnings                    76.5            57.8         218.8          161.1



       Current liabilities at both September 30, 1999 and December 31, 1998 include $3.9 million that is owed to Lexmark International Group, Inc.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (Unaudited)

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES


Results of Operations
---------------------
Consolidated revenues for the three months ended September 30, 1999 were $845 million, an increase of 14% over the same period of 1998. Without the negative impact of foreign currency translation, revenue would have been $855 million, an increase of 15% over the third quarter of 1998. Total U.S. revenues were up $33 million or 9%, and international revenues, including exports from the U.S., were up $68 million or 18%.

For the nine months ended September 30, 1999, consolidated revenues were $2,449 million, an increase of 16% over the same period of 1998. The impact of foreign currency translation was insignificant. Total U.S. revenues were up $104 million or 10%, and international revenues, including exports from the U.S., were up $232 million or 21%.

The revenue growth for the three and nine months ended September 30, 1999 over the same periods in 1998 was driven by unit volume increases in printers and associated consumable supplies whose revenues increased 17% for the third quarter and 20% for the nine months ended September 30, 1999. Revenues from sales to original equipment manufacturers ("OEM") for the three months ended September 30, 1999 accounted for less than 15% of total revenues with no single OEM customer accounting for more than 5% of total revenues.

Consolidated gross profit was $304 million for the three months ended September 30, 1999, an increase of 13% from the same period of 1998. For the nine months ended September 30, 1999, consolidated gross profit was $884 million, an increase of 15% over the corresponding period of 1998. Gross profit as a percentage of revenues for the third quarter decreased slightly to 35.9% from 36.0% compared to the third quarter of 1998. Gross profit as a percentage of revenues for the nine months ended September 30, 1999 decreased to 36.1% from 36.5% for the same period in 1998. These decreases were principally due to a mix shift among products.

Total operating expenses increased 6% for the third quarter and 7% for the nine months ended September 30, 1999, compared to the same period of 1998 due to higher sales volume. Expenses as a percentage of revenues for the quarter were 22.2% compared to 23.7% for the corresponding period of 1998. Expenses as a percentage of revenues for the first nine months of 1999 were 22.6% compared to 24.4% for the same period of 1998. These decreases were principally due to lower selling, general, and administrative expenses as a percentage of revenues.

Consolidated operating income was $116 million for the third quarter of 1999 and $332 million for the nine months ended September 30, 1999, an increase of 27% and 30%, respectively, over the corresponding periods of 1998 reflecting higher printer and associated supplies sales volumes and lower selling, general, and administrative expenses as a percentage of revenues.

Net earnings for the third quarter of 1999 were $77 million, up 32% compared to the third quarter of 1998. This increase reflects the increased revenues, higher operating margins and a reduction in the tax provision from approximately 34% to 32% of earnings before tax for the same period in 1998 reflecting the effect of lower tax rates as a result of increases in manufacturing activities in certain countries.

Basic net earnings per share were $0.59 for the third quarter of 1999 compared to $0.44 in the corresponding period of 1998, an increase of 36%. Diluted net earnings per share were $0.56 for the third quarter of 1999 compared to $0.41 in the comparable period of 1998, an increase of 38%. The increase in basic and diluted net earnings per share resulted from increased revenues, higher operating margins, lower income tax rates and reduced shares outstanding.

Net earnings for the first nine months of 1999 were $219 million, an increase of 36% compared to the same period of 1998. The increase in net earnings was primarily due to the 30% increase in operating income and the effect of lower tax rates.

Basic net earnings per share were $1.69 for the first nine months of 1999 compared to $1.20 in the corresponding period of 1998, an increase of 40%. Diluted net earnings per share were $1.58 for the first nine months of 1999 compared to $1.13 in the comparable period of 1998, an increase of 41%. These increases in basic and diluted net earnings per share resulted from increased revenues, higher operating margins, lower income tax rates and reduced shares outstanding.

Financial Condition
-------------------
The company's financial position remains strong at September 30, 1999, with working capital of $401 million compared to $414 million at December 31, 1998. At September 30, 1999, the company had outstanding $13 million of short-term debt and $149 million of long-term debt. The debt to total capital ratio was 20% at September 30, 1999 compared to 22% at December 31, 1998.

Cash provided by operating activities for the nine months ended September 30, 1999 was $260 million compared to $86 million for the same period of 1998. This increase was attributable primarily to the increase in net earnings and favorable changes in working capital accounts.

Capital expenditures for the first nine months of 1999 were $147 million compared to $61 million for the same period of 1998. This increase is primarily due to expansion of printer and associated supplies manufacturing capacity, including a manufacturing facility in the Philippines. It is anticipated that capital expenditures for 1999 will be in excess of $200 million. The 1999 capital expenditures have been and are expected to be funded primarily through cash from operations.

On April 29, 1999, the company received authorization from the board of directors to repurchase an additional $200 million of its Class A common stock for a total repurchase authority of $800 million. The repurchase authority allows the company at management's discretion to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During the third quarter of 1999, the company repurchased 410,000 shares in the open market at prices ranging from $60.63 to $62.94 for a cost of approximately $25 million. During the first nine months of 1999, the company repurchased 3,610,200 shares at prices ranging from $42.82 to $62.94 for a cost of approximately $181 million. As of September 30, 1999, the company had repurchased 23,781,628 shares at prices ranging from $10.63 to $62.94 for an aggregate cost of approximately $552 million.


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

The company has established communications with its significant suppliers, customers and others with which it conducts business to help them identify their own Year 2000 issues. If necessary modifications and conversions by the company and those with which it conducts business are not completed timely, the Year 2000 issue may have a material adverse effect on the company's results of operations, liquidity, and financial position. The company has evaluated and prioritized and is continuing to evaluate and prioritize the responses from suppliers and establish contingency plans. For significant production suppliers, contingencies include securing alternate sources or purchasing additional inventory prior to January 2000. Services provided by various utility companies are vital to the company, and the company continues to communicate with them about their plans and progress in addressing the Year 2000 issue. The company has developed contingency plans for critical business functions to address possible interruptions in utility services, application systems availability, telecommunications services, manufacturing equipment and network services. A freeze on the installation of new systems and modifications to existing systems is planned for the fourth quarter 1999 and January 2000. Critical systems' Year 2000 readiness will be revalidated during fourth quarter 1999. Worldwide teams are planned for critical periods to handle any problems in the transition to year 2000.

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

Factors  That  May  Affect  Future  Results and Information Concerning Forward -
--------------------------------------------------------------------------------
Looking Statements
------------------
Statements contained in this report which are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the company. There can be no assurance that future developments affecting the company will be those anticipated by management, and there are a number of factors that could adversely affect the company's future operating results or cause the company's actual results to differ materially from the estimates or expectations reflected in such forward-looking statements, including without limitation, the factors set forth below:

~ The company's future operating results may be adversely affected by the impact of the Year 2000 issues on customer spending.

~ The company has conducted a comprehensive review of its computer and manufacturing equipment systems to identify the systems that could be affected by the Year 2000 Issue and has developed a comprehensive plan to address the issues. The company has established communications with its significant suppliers and others with which it conducts business to help them identify their own Year 2000 issues and to develop contingency plans. However, the failure to timely discover and address a material Year 2000 problem could result in an interruption in, or a failure of, normal business activities or operations. Such failures could materially adversely affect the company's operating results, liquidity and financial condition.

~ The company's future operating results may be adversely affected if it is unable to continue to develop, manufacture and market products that meet customers' needs. The markets for printers and associated supplies are increasingly competitive, especially with respect to pricing and the introduction of new technologies and products offering improved features and functionality. The company and its major competitors, most of which have significantly greater financial, marketing and technological resources than the company, have regularly lowered prices on their printers and are expected to continue to do so. In particular, the inkjet printer market has experienced and is expected to continue to experience significant printer price pressure from the company's major competitors. Price reductions beyond expectations or the inability to reduce costs, contain expenses or increase sales as currently
expected,  as  well  as  price  protection  measures,   could  result  in  lower
profitability and jeopardize the company's ability to grow or maintain its market share, particularly at a time when the company is increasing its investment to support product introductions, expand capacity and enter new geographies.

~ The company's performance depends in part upon its ability to increase printer and associated supplies manufacturing capacity in line with growing market demands, to manage inventory levels to support the demands of new customers as well as its established customer base and to address production and supply difficulties. The company's future operating results and its ability to effectively grow or maintain its market share may be adversely affected if it is unable to address these issues on a timely basis.

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

Interest Rates
--------------

At September 30, 1999, the fair value of the company's senior notes is estimated at $141 million using quoted market prices and yields obtained through independent pricing sources for the same or similar types of borrowing arrangements, taking into consideration the underlying terms of the debt. The carrying value exceeded the fair value of debt at September 30, 1999 by approximately $8 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $7 million at September 30, 1999.

The company has interest rate swaps that serve as a hedge of financings which are based on floating interest rates. The fair value at September 30, 1999 was a liability of less than $1 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to less than $1 million at September 30, 1999.

Foreign Currency Exchange Rates
-------------------------------

The company employs a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the company's functional currency and from foreign denominated revenues and profits translated into U.S. dollars. The primary currencies to which the company is exposed include the euro and other European currencies, the Japanese yen and other Asian and South American currencies. Exposures are hedged with foreign currency forward contracts, put options, and call options with maturity dates of less than one year. The potential loss in fair value at September 30, 1999 for such contracts resulting from a hypothetical 10% weakening of the U.S. dollar against all foreign currency exchange rates is approximately $14 million. This loss would be mitigated by corresponding gains on the underlying exposures.

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                           Part II. Other Information



Item 4.   Submission of Matters to a Vote of Security Holders

          None.


Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits:

              A list of exhibits is set forth in the Exhibit Index found on page 19 of this report.

          (b) Reports on Form 8-K:

              None.

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

                                  Lexmark International Group, Inc.
                                  (Registrant)



Date:  November   10, 1999        By:  /s/ David L. Goodnight
       ----------------------          ----------------------
                                  David L. Goodnight
                                  Vice President and Corporate Controller
                                  (Chief Accounting Officer)

                                  EXHIBIT INDEX


Exhibits:


 27      Financial Data Schedule