Form 10-K
period 1999-12-31
LEXMARK INTERNATIONAL GROUP INC
filed 2000-03-20
CIK 1001288

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

     [X]          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 1-14050

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ________

As of March 10, 2000, there were outstanding 129,132,193 shares (excluding shares held in treasury) of the registrant's Class A common stock, par value $.01, which is the only class of voting common stock of the registrant, and there were no shares outstanding of the registrant's Class B common stock, par value $.01. As of that date, the aggregate market value of the shares of voting common stock held by non-affiliates of the registrant (based on the closing price for the Class A common stock on the New York Stock Exchange on March 10,
2000) was approximately $16,679,636,555.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, is incorporated by reference in Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       LEXMARK INTERNATIONAL GROUP, INC.

                                   FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                                                         PAGE OF
                                                                        FORM 10-K
                                                                        ---------
                                PART I

Item 1.   BUSINESS....................................................      1

Item 2.   PROPERTIES..................................................     11

Item 3.   LEGAL PROCEEDINGS...........................................     11

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     11

                               PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.......................................     12

Item 6.   SELECTED FINANCIAL DATA.....................................     13

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.................................     14

Item 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET
            RISK......................................................     20

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA..................     21

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE..................................     43

                               PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........     43

Item 11.  EXECUTIVE COMPENSATION......................................     43

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT................................................     43

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............     43

                               PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
            8-K.......................................................     44

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Lexmark International Group, Inc. ("LIG") is a Delaware corporation that has as its only significant asset all of the outstanding common stock of Lexmark International, Inc., a Delaware corporation ("Lexmark International"). Hereinafter, "the company" and "Lexmark" will refer to LIG, or to LIG and Lexmark International, including its subsidiaries, as the context requires. LIG was formed in 1990 in connection with the acquisition (the "Acquisition") of IBM Information Products Corporation (renamed Lexmark International) from IBM. The Acquisition was completed in March 1991. On November 15, 1995, the company completed its initial public offering of Class A common stock which trades on the New York Stock Exchange under the symbol "LXK."

Lexmark is an integrated global developer, manufacturer and supplier of printing solutions and products, including laser and inkjet printers and associated supplies for the office and home markets. Lexmark develops and owns most of the technology for its desktop laser and inkjet printers and associated supplies, which differentiates the company from a number of its major competitors, including Hewlett Packard ("HP") which purchases its laser engines from a third party. Lexmark also sells dot matrix printers for printing single and multi-part forms by business users. In addition, Lexmark develops, manufactures and markets a broad line of other office imaging products which include supplies for IBM branded printers, aftermarket supplies for original equipment manufacturer ("OEM") products, and typewriters and typewriter supplies that are sold under the IBM trademark. The company operates in the office products industry segment.

The principal supply product for laser printers is a laser cartridge, which includes toner and a photoconductor. The principal supply product for inkjet printers is an inkjet cartridge, which includes ink and an ejector system. The principal supply product for Lexmark's dot matrix printers is an inked fabric ribbon. As the installed base of Lexmark laser and inkjet printers continues to grow, the market for their associated supplies will grow as such supplies are continually purchased throughout the life of the printers. This is a relatively high margin, recurring business that management expects to contribute to the stability of Lexmark's earnings over time.

Revenues derived from international sales, including exports from the United States, make up more than half of the company's consolidated revenues with Europe accounting for approximately two-thirds of international sales. Lexmark's products are sold in over 150 countries in North and South America, Europe, the Middle East, Africa, Asia, the Pacific Rim and the Caribbean. While currency translation has significantly affected international revenues and cost of revenues, it did not have a material impact on operating income through 1999. Although the company manages its net exposure to exchange rate fluctuations through operational hedges, such as pricing actions and product sourcing changes, and financial instruments, such as forward exchange contracts and currency options, there can be no assurances that currency fluctuations will not have a material impact on operating income in the future. As the company's international operations continue to grow, more management effort will be required to focus on the operation and expansion of the company's global business and to manage the cultural, language and legal differences inherent in international operations. A summary of the company's revenues and long-lived total assets by geographic area is found on page 39 of this Form 10-K Annual Report.

MARKET OVERVIEW

In 1999, estimated industry-wide revenue for printer hardware and associated supplies in the 1-50 pages per minute ("ppm") speed category, including monochrome (also black) and color network and personal laser, inkjet and dot matrix printers, was approximately $40 billion. Management believes, based on industry analysts' estimates, that this market will in the aggregate continue to experience modest growth through 2003*. However, the company believes that certain product categories within this market that it has targeted, such as office desktop laser printers and color inkjet printers, will experience double-digit growth in volume.

The laser printer market is categorized by print speeds. Office desktop or network laser printers include color laser printers as well as monochrome laser printers that print 11-50 ppm. Personal low-speed laser printers typically print 1-10 ppm. Most printers employed in the network environment are office desktop printers with sophisticated software management tools. Lexmark's primary focus is the 11-50 ppm monochrome and color workgroup laser printers. In this market, which is dominated by HP, management believes that Lexmark is second in market share with more than twice the market share of the next nearest competitor.

As businesses have evolved their information technology architectures, the growth of online information used to run their business, the greater graphical representation of their information, and the integration of this information into critical workflow have all emerged as major trends. Accordingly, hardcopy information output devices continue to evolve with improved print quality, higher performance and color. In addition, the convergence of traditional analog copiers, fax machines and printers has resulted in a new breed of network connected multifunctional devices that can improve inefficient workflow processes. The software tools for device and asset management enable these new solutions to offer customers a much greater return on investment through higher availability and utilization.

Management believes that the market for low-speed laser printers is flat to declining and that this category is subject to substitution by inkjet printers at the low end.

Based on the available market data, management believes that between 1991 and 1999 there was steady growth in overall shipments of network and personal laser printers (1-50 ppm), although different segments of the market experienced different growth rates. The company's shipments of network and personal laser printers taken as a whole during 1991 to 1999 increased at a compound annual rate, which management believes reflected the overall rate of growth of the market as a whole. Within the office desktop network laser printer category, Lexmark shipments increased at a rate which enabled the company to gain market share. Management believes the company maintained its share position in the office desktop laser printer market in 1999. Management expects the market for office desktop laser printers--which includes the company's Optra T line of laser printers--will experience, on average, double-digit unit growth through 2003.

Laser printer unit growth in recent years has generally exceeded the growth rate of laser printer revenues due to unit price pressure. This is partially offset by the tendency for customers in the network segment of the market to trade up to models with faster speeds, greater network connectivity, and other new features. New models with such enhanced features and improved performance generally sell at higher price points and carry higher gross profit margins than the models they replace.

The consumer printer market today consists almost entirely of desktop color inkjet printers. Lexmark's shipments of inkjet printers increased at or near triple-digit rates annually from 1993 through 1996 and at double-digit rates for 1997 through 1999 which has enabled the company to gain market share. Management believes that Lexmark's unit volumes grew at more than twice the market growth rate in 1999. Growth in inkjet printer revenue

---------------

* Data available from industry analysts as to the size of the laser and inkjet printer market varies widely. The variance in laser printer market data is caused in part by the rapid pace of change in laser printer speeds which makes comparative analyses based on comparable product categories difficult over a recent historical period. The company bases its analysis of historical market trends on the data available from several different industry analysts. The ranges of printing speed used to define and distinguish between laser printer categories described herein are based on the company's own internal analysis of the laser printer categories currently used by certain industry analysts to measure the laser printer market.

has been slower than unit growth due to rapidly declining prices. The greater affordability of color inkjet printers has been an important factor in the explosive growth of this market.

The Internet is impacting Lexmark's business in several ways. Management believes that as more information is available over the Internet, more of this information is being printed. This is especially beneficial for printer and supplies manufacturers since so much of the content is rich in colors and graphics. The Internet also allows Lexmark to communicate with and provide support to customers in new and more valuable ways in addition to reducing costs through achieving operational efficiencies.

The markets for dot matrix printers and most of the company's other office imaging products are generally declining.

STRATEGY

Lexmark's strategy is based on a business model of building an installed base of printer hardware in the marketplace that will then generate demand for Lexmark's aftermarket supplies. Lexmark is executing a three-pronged strategy in implementing its business model. First, the company is pursuing an increased share of printing solutions in the large, high-growth corporate and consumer markets. Second, Lexmark is using its technological leadership to maintain a competitive difference in its printer hardware and software. Third, the company uses a differentiated marketing and sales approach.

Lexmark's corporate customer strategy is to target Fortune 1000 companies, other large global corporations, the large public sector and fast growing industry segments of the network printing market. The strategy is to increase market share by providing high quality, technologically advanced products at competitive prices. To promote Lexmark brand awareness and market penetration, Lexmark will continue to identify and focus on customer segments where Lexmark can differentiate itself by supplying printers with features that meet specific customer needs and represent the best total cost of printing solution.

For the corporate customer, Lexmark expects to continue to offer an array of advanced laser printer products with superior features and functions, higher speeds and better print resolution at competitive prices. The company believes that it is well-positioned to take advantage of the growth potential of local area network ("LAN") printers due to its development and ownership of both the software and hardware features that provide network connectivity and management tools. Lexmark has targeted the office desktop laser printer markets and, as it has with the 1,200 dots per inch ("dpi") Optra T family, intends to remain one of the few printer companies that create industry-wide standards for laser printer performance. Lexmark focuses continually on enhancing the network capability of its laser printers by introducing new products, like its MarkVision printer management utility, that enhance the ability of its printers to function efficiently in a LAN environment and provide significant flexibility to the LAN user.

The company's consumer market strategy is to generate demand for Lexmark color inkjet printers by offering high-quality products at competitive prices to retail, business and OEM customers. For the consumer market, Lexmark focuses on developing and marketing competitively-priced, reliable, easy-to-use color inkjet printers. The company expects that hardware improvements in this market will result in faster printing and better print quality. On the software side, the company expects that enhanced compatibility with standard PC operating systems, such as Microsoft Windows 95, Windows 98 and Windows NT, and software features that take advantage of the computing power of the PC for printing functions will permit the company to reduce manufacturing costs for the printers and to produce a product that is easier to use. Lexmark believes that its core product offerings in this market, including the "Z" family of inkjet printers, will also permit it to build brand recognition in the retail channels. The company recognized early on that as PC prices fell below $1,000 and then below $500, there was a need for high-quality, low-priced printers that retailers could bundle with the PCs. Lexmark has aggressively reduced cost while pushing the performance and features of higher-end inkjets into this sub-$100 segment.

Lexmark is also different from its competitors in that it sells its color inkjet technology through several partnerships with branded and co-branded products. The company is an attractive partner for PC manufacturers such as Compaq, Samsung and Fujitsu since it does not compete with these companies. The company also sells its inkjet technology to manufacturers of multifunction/fax machines, wide format and specialty printers.

The company's strategy for dot matrix printers and other office imaging products is to continue to offer high-quality products and pursue the aftermarket OEM supplies opportunity, while managing cost to maximize cash flow and profit.

PRODUCTS

Laser Printers

In September 1999, the company announced the new Optra T family of monochrome laser printers, with four models ranging in speeds from 15 to 35 ppm. This Optra T family shares identical user interfaces, drivers and common supplies including a higher yield toner cartridge that delivers reduced user operating costs. The company also announced the Optra M410 laser printer at the 12 ppm speed and the wide format Optra W810 at 35 ppm. Along with these announcements, the company introduced OptraImage multifunction products and options providing customers with print/copy/fax/scan capabilities which allow customers to increase productivity and reduce delivery costs. The company also offers the Optra E310 monochrome personal laser printer that prints up to 8 ppm. The Optra SC 1275 and Optra Color 1200 laser printers continue to offer high quality business color printing at 12 ppm monochrome and 3 to 12 ppm color.

To enhance the network capabilities, the company offers MarkVision, a print management software that allows network administrators to remotely monitor and solve print interruptions, thereby improving efficiency. In 1999, the company also introduced MarkTrack, a software application that tracks usage and inventory data across the network for most printer brands, enabling the user to efficiently balance printer loads and track costs by department.

In addition to offering connectivity solutions and management tools as features on its laser printers, Lexmark also designs and manufactures both internal and external network print servers. These products provide a means to connect virtually any printer to a local or wide area network. The company's current product offerings are the MarkNet N2000 series of internal print server cards and the MarkNet X2000 series of external print servers. Both are capable of simultaneous support of multiple networking environments. The MarkNet X2000 provides direct network connection for multiple printers. The MarkNet X2000 also provides models with direct network connection for a single printer at a lower cost.

Inkjet Printers

During 1999, the company introduced the "Z" family of color inkjet printers primarily for home and office use. The three models in this family offer 1,200 x 1,200 dpi at speeds ranging from 4 ppm black and 2.5 ppm color to 10 ppm black and 5 ppm color. These printers offer compatibility with leading software applications and ease of installation and use including the benefits of the Accu-Feed paper handling system. In a joint product introduction with Kodak, the Kodak Personal Picture Maker by Lexmark was introduced in the third quarter of 1999. This product targets digital photographers and allows the user to store or print directly from the camera without using a personal computer.

Dot Matrix Printers

The company continues to market five dot matrix printer models for customers who print a large volume of multi-part forms.

Supplies

The company designs, manufactures, and distributes a variety of cartridges and other supplies for use in its installed base of laser, inkjet, and dot matrix printers. Lexmark is currently the exclusive source for new printer cartridges for the printers it manufactures. The company also offers a broad range of other office imaging products, including typewriter products with the IBM logo, and other OEM printers, using both impact and non-impact technology.

Service and Support

For the company's printer products, a one year warranty is included, and customers have the option to purchase up to an additional four years extended warranty. The warranties generally include a toll-free technical support service that is available 24 hours a day, seven days a week.

MARKETING AND DISTRIBUTION

The company markets and distributes its corporate customer printers primarily through its well-established dealer network, which includes such dealers as Gates/Arrow, Ingram, Inacom, Tech Data, Computer 2000 and Northamber. The company's products are also sold through value-added resellers, who offer custom solutions to specific markets. In addition to its dealer network, the company employs large account sales and marketing teams whose mission is to generate demand for Lexmark printers primarily among Fortune 1000 companies and other large global corporations as well as the public sector. Sales and marketing teams have focused on industry segments such as banking, retail/pharmacy, automobile distribution, government, education and health care. Those teams, in conjunction with the company's development and manufacturing teams, are able to design products to meet customer specifications for printing electronic forms, media handling, duplex printing and other custom solutions.

The company distributes its personal inkjet printers primarily through more than 15,000 retail outlets worldwide including office superstores such as OfficeMax and Staples, computer superstores such as CompUSA, and consumer electronics stores such as Circuit City and Best Buy. The company also distributes its personal inkjet printers to other large multi-national chains such as Wal-Mart, Kmart and Target and to overseas stores such as Dixon's, Carrefour, Harvey Norman, T-Zone, Musimundo and Vobis.

Lexmark's Internet website enables customers to purchase the company's products and services. It also provides important information regarding the company's hardware and supplies products, services and technical support, as well as reseller locations in various countries. Lexmark is using the power of the Internet as it expands its business-to-business and business-to-consumer markets.

The company's international sales are an important component of its operations. The company's sales and marketing activities in its global markets are organized to meet the needs of the local jurisdictions and the size of their markets. The company's European marketing operation is structured similarly to its domestic marketing activity. The company's products are available from major information technology resellers such as Northamber and in large markets from key retailers such as Media Markt in Germany, Dixon's in the United Kingdom and Carrefour in France. Canadian marketing activities, like those in the United States, focus on large account demand generation and vertical markets, with orders filled through distributors and retailers. The company's Latin American and Asia Pacific markets are served through a combination of Lexmark sales offices, strategic partnerships and distributors. The company also has sales and marketing efforts for OEM opportunities.

The company's printer supplies and other office imaging products are generally available at the customer's preferred point of purchase through multiple channels of distribution. Although channel mix varies somewhat depending on the geography, substantially all of the company's supplies products sold commercially in 1999 were sold through the company's network of Lexmark-authorized supplies distributors and resellers who sell directly to end users or to independent office supply dealers.

No single customer has accounted for more than 10% of the company's consolidated revenues since 1996.

COMPETITION

The markets for printers and associated supplies are highly competitive, especially with respect to pricing and the introduction of new products and features. The office desktop laser printer market is dominated by HP, which has a widely recognized brand name and has been estimated to have an approximate 60% to 65% market share. Several other large vendors such as Canon and Xerox also compete in the laser printer market.

The company's strategy requires that the company continue to develop and market new and innovative products at competitive prices. New product announcements by the company's principal competitors, however, can have and in the past have had a material adverse effect on the company's financial results. Such new product announcements can quickly undermine any technological competitive edge that one manufacturer may enjoy over another and set new market standards for quality, speed and function. Furthermore, knowledge in the marketplace about pending new product announcements by the company's competitors may also have a material adverse effect on the company inasmuch as purchasers of printers may defer purchasing decisions until the announcement and subsequent testing of such new products.

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

HP is also the market leader in the personal color inkjet printer market and, with Canon and Epson, has been estimated to account for approximately 75% to 85% of worldwide personal color inkjet printer sales. As with laser printers, if pricing pressures are not mitigated by cost and expense reductions, the company's ability to maintain or build market share and its profitability could be adversely affected. In addition, as a relatively new entrant to the retail marketplace with a less widely recognized brand name, the company must compete with HP, Canon and Epson for retail shelf space for its inkjet printers and supplies.

Like certain of its competitors, the company is a supplier of aftermarket laser cartridges for laser printers using certain models of Canon engines. There is no assurance that the company will be able to compete effectively for a share of the aftermarket cartridge business for its competitors' base of laser printers. Although Lexmark is currently the exclusive supplier of new printer cartridges for its laser printers, there can be no assurance that other companies will not develop new compatible cartridges for Lexmark laser printers. In addition, refill and remanufactured alternatives for the company's cartridges are available from independent suppliers and, although generally offering lower print quality, compete with the company's supplies business. As the installed base of laser and inkjet printers grows and ages, the company expects competitive refill and remanufacturing activity to increase.

The market for other office imaging products is extremely competitive and the impact segment of the supplies market is declining. Although the company has rights to market certain IBM branded supplies until July 2002, there are many independent ribbon and toner manufacturers competing to provide compatible supplies for IBM branded printing products. Independent manufacturers compete for the aftermarket ribbon business under either their own brand, private label, or both, using price, aggressive marketing programs, and flexible terms and conditions to attract customers. Depending on the product, prices for compatible products produced by independent manufacturers are offered below the company's prices, in some cases significantly below the company's prices.

The company is increasingly less dependent on revenue and profitability from its other office imaging products than it has been historically. However there is no assurance that the company will be able to compete in the aftermarket laser supplies business effectively or that the declining market areas in its other office imaging products will not adversely affect the company's operating results.

MANUFACTURING

The company operates manufacturing control centers in Lexington, Kentucky and Geneva, Switzerland, and has manufacturing sites in Lexington, Boulder, Colorado, Orleans, France, Sydney, Australia, Rosyth, Scotland and Juarez, Mexico. The company opened new manufacturing sites during 1999 in Lapu-Lapu City, Philippines and Brno, Czech Republic. During 1999, the company announced plans for expansions to the existing facilities in Rosyth, Scotland and Juarez, Mexico as well as new plants in Chihuahua, Mexico and Reynosa, Mexico which are scheduled to be operational in 2000. Most of the company's laser and inkjet technologies are developed in Lexington and Boulder. The company's manufacturing strategy is to keep processes that are technologically complex, proprietary in nature and higher value added, such as the manufacture of inkjet cartridges, at the company's own facilities. The company has provided some of its technical expertise to several lower cost vendors who provide additional printer production capability. Lexmark oversees these vendors to ensure that products meet the company's quality standards.

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

RESEARCH AND DEVELOPMENT

The company's research and development activity for the past several years has focused on laser and inkjet printers and associated supplies and on network connectivity products. The company has been able to keep pace with product development and improvement while spending less than its larger competitors by selectively targeting its research and development efforts. It has also been able to achieve significant productivity improvements and minimize research and development costs. In the case of certain products, the company may elect to purchase products and key components from third party suppliers.

The company is committed to being a technology leader in its targeted areas and is actively engaged in the design and development of additional products and enhancements to its existing products. Its engineering effort focuses on laser, inkjet, and connectivity technologies, as well as design features that will increase efficiency and lower production costs. The process of developing new technology products is complex and requires innovative designs that anticipate customer needs and technological trends. Research and development expenditures were $184 million in 1999, $159 million in 1998 and $129 million in 1997. In addition, the company must make strategic decisions from time to time as to which new technologies will produce products in market segments that will experience the greatest future growth. There can be no assurance that the company can continue to develop the more technologically advanced products required to remain competitive.

BACKLOG

The company generally ships its products within 30 days of receiving orders and therefore has a backlog of generally less than 30 days at any time, which the company does not consider material to its business.

EMPLOYEES

As of December 31, 1999, the company had approximately 10,900 employees worldwide of which 6,400 are located in the U.S. and the remaining 4,500 in Europe, Canada, Latin America and Asia Pacific. None of the U.S.

employees are represented by any union. Employees in France, Germany and the Netherlands are represented by Statutory Works Councils. Substantially all regular employees have stock options.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the company and their respective ages, positions and years of service with the company are set forth below.

                                                                              YEARS WITH
 NAME OF INDIVIDUAL      AGE                     POSITION                     THE COMPANY
 ------------------      ---                     --------                     -----------
Paul J. Curlander        47     Chairman and Chief Executive Officer               9
Gary E. Morin            51     Executive Vice President and Chief
                                  Financial Officer                                4
Kathleen J. Affeldt      51     Vice President of Human Resources                  9
Daniel P. Bork           48     Director of Taxes                                  3
Kurt M. Braun            39     Treasurer                                          8
Vincent J. Cole, Esq.    43     Vice President, General Counsel and
                                  Secretary                                        9
David L. Goodnight       47     Vice President and Corporate Controller            6
Clifford D. Gookin       42     Vice President, Corporate Strategy and
                                  Business Development                             4
Thomas B. Lamb           42     Vice President                                     4
Bernard V. Masson        52     Executive Vice President                           4
Paul A. Rooke            41     Vice President                                     9
Roger P. Rydell          45     Vice President of Corporate Communications         2
Alfred A. Traversi       47     Executive Vice President                           3

Dr. Curlander has been a Director of the company since February 1997. Since April 1999, Dr. Curlander has been Chairman and Chief Executive Officer of the company. From May 1998 to April 1999, Dr. Curlander was President and Chief Executive Officer of the company. From February 1997 to May 1998, Dr. Curlander was President and Chief Operating Officer of the company, and from January 1995 to February 1997 he was Executive Vice President, Operations of Lexmark International. In 1993, Dr. Curlander became a Vice President of Lexmark International, and from 1991 to 1993 he was General Manager of Lexmark International's printer business.

Mr. Morin has been Executive Vice President and Chief Financial Officer of the company since January 2000. From January 1996 to January 2000, Mr. Morin was Vice President and Chief Financial Officer of the company. Prior to joining the company, Mr. Morin held various executive and senior management positions with Huffy Corporation, including most recently, the position of Executive Vice President and Chief Operating Officer.

Ms. Affeldt has been Vice President of Human Resources of the company since July 1996. Prior to such time and since 1991, Ms. Affeldt served as Director of Human Resources. Prior to 1991, Ms. Affeldt held various human resource management positions with IBM.

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

Mr. Gookin has been Vice President, Corporate Strategy and Business Development of Lexmark International since July 1998. Prior to such time and since November 1995, when he joined the company, Mr. Gookin served as Vice President-Corporate Development. Prior to joining the company, Mr. Gookin served as managing director of the Mergers and Acquisition Group at Rauscher Pierce Refsnes, Inc. Prior to 1991, Mr. Gookin held various positions in the Investment Banking Department of CS First Boston Corporation.

Mr. Lamb has been Vice President and President of the Customer Solutions Division of Lexmark International since December 1999. From May 1998 to December 1999, Mr. Lamb was Executive Vice President of the company. Prior to such time, Mr. Lamb was Vice President and President of the Imaging Solutions Division of Lexmark International since August 1997. He served as Vice President and General Manager of the Imaging Solutions Division from January 1996 up to his appointment as division president. Prior to joining the company, Mr. Lamb held various senior management positions with General Chemical Corporation, including most recently, the position of Vice President and General Manager of the Industrial Chemicals Division.

Mr. Masson has been Executive Vice President and President of the Consumer Printer Division of Lexmark International since January 2000. From August 1997 to January 2000, Mr. Masson was Vice President and President of the Consumer Printer Division of Lexmark International. He served as Vice President and General Manager of the Consumer Printer Division from December 1995 up to his appointment as division president. Prior to joining the company, Mr. Masson was Vice President and General Manager of DH Technology's DHPRINT unit, a publicly-held manufacturer of specialty printers, primarily for the financial, retail and gaming markets worldwide. Prior to 1992, Mr. Masson served as Senior Vice President and General Manager -- Plotter Division of Calcomp, Inc.

Mr. Rooke has been Vice President and President of the Business Printer Division of Lexmark International since December 1999. From June 1998 to December 1999, Mr. Rooke was Vice President and President of the Imaging Solutions Division of Lexmark International. He served as Vice President, Worldwide Marketing for the Consumer Printer Division from September 1996 up to his appointment as division president. Prior to such time, he held various positions within Lexmark's printer divisions and became Vice President and General Manager of Dot Matrix/Entry Laser Printers in 1994. Prior to joining the company, Mr. Rooke held various positions with IBM.

Mr. Rydell has been Vice President of Corporate Communications since he joined the company in January 1998. Prior to joining the company, Mr. Rydell was Vice President of Corporate Communications for The Timberland Company from December 1994 to January 1998. Prior to that, Mr. Rydell served as Director of Worldwide Communications for Dell Computer Corporation.

Mr. Traversi has been Executive Vice President of the company since May 1998. Prior to such time and since October 1997, he was President of Customer Services. Mr. Traversi served as Vice President of Information Technology and Operations of Lexmark International from the time he joined the company in October 1996 up to his appointment as President of Customer Services. Prior to joining the company, Mr. Traversi was Vice President -- Operations Services with Taco Bell Corporation, and prior to 1994, Mr. Traversi held various senior management positions with Digital Equipment Corporation.

INTELLECTUAL PROPERTY

The company's intellectual property is one of its major assets and the ownership of the technology used in its products is important to its competitive position. The company has about 120 patent cross-license agreements of various types with various third parties. These license agreements include agreements with, for example, Canon and HP. Most of these license agreements provide cross-licenses to patents arising from patent applications first filed by the parties to the agreements before certain dates in the early 1990s, with the date varying from agreement to agreement. Each of the IBM, Canon and HP cross-licenses grants worldwide, royalty-free, non-exclusive rights to the company to use the covered patents to manufacture certain of its products. Certain of the company's material license agreements, including those that permit the company to manufacture its current design of laser and inkjet printers and aftermarket laser cartridges for certain OEM printers, terminate as to certain products upon certain "changes of control" of the company. The company also holds a number of specific patent licenses obtained from third parties to permit the production of particular features in products.

The company holds approximately 1,280 patents worldwide and has approximately 1,200 pending patent applications worldwide covering a range of subject matter. The company has filed over 1,900 worldwide patent applications since its inception in 1991. The company's patent strategy includes obtaining patents on key features of new products which it develops and patenting a range of inventions contained in new supply products such as toner and ink cartridges for printers. Where appropriate, the company seeks patents on inventions flowing from its general research and development activities. While no single patent or series of patents is material to the company, the company's patent portfolio in the aggregate serves to protect its product lines and offers the possibility of entering into license agreements with others.

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

ITEM 2.  PROPERTIES

The company's manufacturing and other material operations are conducted at the facilities set forth below:

         LOCATION            SQUARE FEET                    ACTIVITIES                    STATUS
         --------            -----------                    ----------                    ------
Lexington, KY                 2,995,000    Headquarters, Manufacturing, Development,
                                           Administrative, Distribution, Warehouse,
                                           Marketing                                       Owned
                                151,000    Warehouses, Development                        Leased(1)
Seymour, IN                     588,000    Warehouse                                      Leased(2)
Boulder, CO                     332,000    Manufacturing, Development, Warehouse          Leased(3)
Dietzenbach, Germany             35,000    Administrative, Warehouse                      Leased(4)
Juarez, Mexico                  234,000    Manufacturing, Administrative                   Owned
Richmond Hill, Ontario          105,000    Administrative, Marketing, Warehouse           Leased(5)
Orleans, France                 452,000    Manufacturing, Administrative, Warehouse        Owned
Ormes, France                   192,000    Warehouse                                      Leased(6)
Paris, France                    48,000    Administrative, Marketing                      Leased(7)
Rosyth, Scotland                150,000    Manufacturing, Administrative                   Owned
Sydney, Australia                64,000    Manufacturing, Administrative, Warehouse,
                                           Marketing                                      Leased(8)
Brno, Czech Republic             18,000    Manufacturing, Administrative                  Leased(9)
Lapu-Lapu City, Philippines     115,000    Manufacturing, Administrative                   Owned
Geneva, Switzerland               6,000    Manufacturing Control Center                   Leased(10)

---------------

 (1) Leases covering 151,000 square feet expire September, 2000, and carry four one-year renewal options.
 (2) Lease covering this property expires June, 2005, and carries two five-year renewal options.
 (3) Lease covering 278,000 square feet expires May, 2001, and carries three five-year renewal options. Lease covering 54,000 square feet expires December, 2000, and there are no renewal options.
 (4) Lease covering this property expires September, 2004, and there are no renewal options.
 (5) Lease covering this property expires August, 2013, and carries two five-year renewal options.
 (6) Lease covering this property expires February, 2002, and there are no renewal options.
 (7) Leases covering this property expire December, 2006, and there are no renewal options.
 (8) Lease covering this property expires March, 2002, and carries one six-year renewal option.
 (9) Lease covering this property expires December, 2003, and carries one three-year renewal option.
(10) Lease covering this property expires August, 2002, and carries one five-year renewal option.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Lexmark International Group's Class A common stock is traded on the New York Stock Exchange under the symbol LXK. As of March 10, 2000, there were 1,504 holders of record of the Class A common stock and there were no holders of record of the Class B common stock. Information regarding the market prices of the company's Class A common stock appears in Part II, Item 8, Notes to Consolidated Financial Statements, Note 18.

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

ITEM 6.  SELECTED FINANCIAL DATA

The table below summarizes recent financial information for the company. For further information refer to the company's financial statements and notes thereto presented under Part II, Item 8 of this Form 10-K.

(Dollars in Millions, Except Share Data)
--------------------------------------------------------------------------------

                                                  1999           1998           1997           1996           1995
                                               -----------    -----------    -----------    -----------    -----------
STATEMENT OF EARNINGS DATA:
----------------------------------------------------------------------------------------------------------------------
Revenues.....................................  $   3,452.3    $   3,020.6    $   2,493.5    $   2,377.6    $   2,157.8
Cost of revenues.............................      2,222.8        1,934.4        1,623.5        1,630.2        1,487.9
----------------------------------------------------------------------------------------------------------------------
Gross profit.................................      1,229.5        1,086.2          870.0          747.4          669.9

Research and development.....................        183.6          158.5          128.9          123.9          116.1
Selling, general and administrative..........        569.3          544.9          466.5          388.0          359.1
Option compensation related to IPO (1).......           --             --             --             --           60.6
Amortization of intangibles (2)..............           --             --             --            5.1           25.6
----------------------------------------------------------------------------------------------------------------------
Operating income.............................        476.6          382.8          274.6          230.4          108.5

Interest expense.............................         10.7           11.0           10.8           20.9           35.1
Other........................................          7.0            6.4            9.1            7.9           10.1
----------------------------------------------------------------------------------------------------------------------
Earnings before income taxes.................        458.9          365.4          254.7          201.6           63.3
Provision for income taxes...................        140.4          122.4           91.7           73.8           15.2
----------------------------------------------------------------------------------------------------------------------
Earnings before extraordinary item...........        318.5          243.0          163.0          127.8           48.1
Extraordinary loss (3).......................           --             --          (14.0)            --          (15.7)
----------------------------------------------------------------------------------------------------------------------
Net earnings.................................  $     318.5    $     243.0    $     149.0    $     127.8    $      32.4

Diluted earnings per common share before
  extraordinary item (4).....................  $      2.32    $      1.70    $      1.08    $      0.84    $      0.32
Diluted net earnings per common share (4)....  $      2.32    $      1.70    $      0.99    $      0.84    $      0.22
Shares used in per share calculation (4).....  137,546,661    142,801,780    150,337,552    151,331,468    148,400,558

STATEMENT OF FINANCIAL POSITION DATA:
----------------------------------------------------------------------------------------------------------------------
Working capital..............................  $     353.2    $     414.3    $     228.6    $     343.8    $     227.7
Total assets.................................      1,702.6        1,483.4        1,208.2        1,221.5        1,142.9
Total debt...................................        164.9          160.4           75.0          165.3          195.0
Stockholders' equity.........................        659.1          578.1          500.7          540.3          390.2

OTHER KEY DATA:
----------------------------------------------------------------------------------------------------------------------
Operating income before amortization and
  unusual item (5)...........................  $     476.6    $     382.8    $     274.6    $     235.5    $     194.7
Diluted earnings per share before unusual
  items (4)(6)...............................  $      2.32    $      1.70    $      1.08    $      0.84    $      0.58
Cash from operations (7).....................  $     400.4    $     289.0    $     274.9    $     118.0    $     307.5
Capital expenditures.........................  $     220.4    $     101.7    $      69.5    $     145.0    $     106.8
Debt to total capital ratio..................           20%            22%            13%            23%            33%
Return on average assets before unusual items
  (8)........................................           20%            18%            13%            11%             8%
Return on average equity before unusual items
  (8)........................................           53%            47%            30%            27%            25%
Number of employees (9)......................       10,933          8,835          7,985          6,573          7,477
----------------------------------------------------------------------------------------------------------------------

(1) The company recognized a non-cash compensation charge of $60.6 million ($38.5 million net of tax benefit) in the fourth quarter of 1995 for certain of the company's outstanding employee stock options upon the consummation of the initial public offerings.
(2) Acquisition-related intangibles were fully amortized by March 31, 1996.
(3) In 1997, represents extraordinary after-tax loss caused by the early extinguishment of the company's senior subordinated notes and in 1995, represents extraordinary after-tax loss caused by an early extinguishment of debt related to the refinancing of the company's term loan.
(4) All data prior to 1999 has been restated to reflect a two-for-one stock split on June 10, 1999.
(5) Unusual item in 1995 reflects the non-cash compensation charge discussed in
    (1) above.
(6) Unusual item in 1997 represents the extraordinary after-tax loss discussed in (3) above. Unusual items in 1995 includes the non-cash compensation charge discussed in (1) above and the extraordinary after-tax loss discussed in (3) above.
(7) Cash flows from investing and financing activities, which are not presented, are integral components of total cash flow activity.
(8) Unusual item in 1997 represents the extraordinary loss discussed in (3) above. Unusual items in 1995 includes the non-cash compensation charge discussed in (1) above and the extraordinary after-tax loss discussed in (3) above.
(9) Represents the number of full-time equivalent employees at December 31 of each year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto:

OVERVIEW

Lexmark International Group, Inc. ("Group," and together with its subsidiaries, the "company" or "Lexmark") is an integrated global developer, manufacturer and supplier of printing solutions and products, including laser and inkjet printers and associated supplies for the office and home markets. The company also sells dot matrix printers for printing single and multi-part forms for business users. In addition Lexmark develops, manufactures and markets a broad line of other office imaging products which include supplies for International Business Machines Corporation ("IBM") branded printers, aftermarket supplies for original equipment manufacturer ("OEM") products, and typewriters and typewriter supplies that are sold under the IBM trademark.

In the past few years, the worldwide printer industry has seen substantial growth in demand for laser and inkjet printers as a result of increasing penetration of personal computers into home markets and the office migration to local area networks from mainframes. During this period, the company's own product mix has evolved, with its laser and inkjet printers and associated supplies representing an increasing percentage of its sales volume and revenues, particularly as the increasing base of installed Lexmark printers generates additional revenues from recurring sales of supplies for those printers (primarily laser and inkjet cartridges). Lexmark believes that its total revenues will continue to grow due to overall market growth and increases in the company's market share in both the office desktop network laser and color inkjet printer categories. Management believes that this growth will more than offset reduced demand for dot matrix impact printers and declines in sales of IBM branded supplies as well as typewriters and typewriter supplies that are sold under the IBM trademark.

In recent years, the company's growth rate in sales of printer units has generally exceeded the growth rate of its printer revenues due to selling price reductions and the introduction of new lower priced products in both the laser and inkjet printer markets. In the laser printer market, unit price reductions are partially offset by the tendency of customers to move up to higher priced printer models with faster speeds, greater network connectivity and other new features. In the inkjet printer market, advances in color inkjet technology have resulted in lower prices for printers with sharper resolution and improved performance. The greater affordability of color inkjet printers has been an important factor in the recent growth of this market.

As the installed base of Lexmark laser and inkjet printers continues to grow, the market for their associated supplies will grow as such supplies are continually purchased throughout the life of the printers. The company expects this recurring and relatively high margin business to contribute to the stability of the company's earnings over time.

The company's dot matrix printers and other office imaging products include many mature products such as supplies for IBM printers, typewriters and other impact supplies that require little ongoing investment. The company expects that the market for these products will continue to decline, and has implemented a strategy to continue to offer high-quality products and pursue the aftermarket OEM supplies opportunity, while managing cost to maximize cash flow and profit.

The company expects that its overall operating margins will remain relatively stable as the associated printer supplies become an increasing part of its business. Although the company expects continuing declines in printer prices, it expects to be able to reduce costs generally in line with price decreases.

RESULTS OF OPERATIONS

1999 COMPARED TO 1998

Consolidated revenues in 1999 were $3,452 million, an increase of 14% over 1998. Revenues were adversely affected by foreign currency exchange rates due to the strengthening of the U.S. dollar. Without the currency translation effect, year-to-year revenue growth would have been 16%. Total U.S. revenues increased $118 million or 8% and international revenues, including exports from the U.S., increased $314 million or 19%. Revenues from sales to all OEM customers accounted for less than 15% of consolidated revenues in 1999 with no single OEM customer accounting for more than 5% of total revenues.

The revenue growth was primarily driven by unit volume increases in printers and associated supplies. The company introduced the Optra T family of monochrome laser printers and the "Z" series color inkjet printers in 1999. The company also introduced the OptraImage multifunction products providing customers with print/copy/fax/scan capabilities. Printer volumes grew at double-digit rates and associated printer supplies revenues increased during 1999 as compared to 1998 primarily due to the continued growth of the company's installed printer base.

Consolidated gross profit was $1,229 million for 1999, an increase of 13% from 1998, mainly driven by printer and associated supplies volume increases. Gross profit as a percentage of revenues for 1999 decreased to 35.6% from 36.0% in 1998 principally due to a mix shift among products.

Total operating expenses increased 7% for 1999 compared to 1998. Operating expenses as a percentage of revenues decreased to 21.8% in 1999 compared to 23.3% in 1998 primarily due to increased revenues and lower selling, general and administrative expenses as a percentage of revenues.

Consolidated operating income was $477 million for 1999, an increase of 24% over 1998. This increase was due principally to higher printer and associated supplies sales volumes and lower selling, general and administrative expenses as a percentage of revenues.

Earnings before income taxes and extraordinary item were $459 million, an increase of 26% over 1998, reflecting the improved operating performance.

Net earnings were $318 million, an increase of 31% over 1998, primarily due to the operating performance and reduction in the effective income tax rate. The income tax provision was 30.6% of earnings before tax in 1999 as compared to 33.5% in 1998. The decrease in the effective income tax rate was primarily due to lower income tax rates on manufacturing activities in certain countries.

Basic net earnings per share were $2.46 for 1999 versus $1.82 in 1998 an increase of 35%. Diluted net earnings per share were $2.32 in 1999, compared to $1.70 in 1998 an increase of 36%. These increases were due to the improved net earnings and fewer shares outstanding as a result of repurchases throughout 1999.

The following table sets forth the percentage of total revenues represented by certain items reflected in the company's statements of earnings:

                                                                  1999    1998    1997
---------------------------------------------------------------------------------------------
    Revenues....................................................  100%    100%    100%
    Cost of revenues............................................   64%     64%     65%
---------------------------------------------------------------------------------------------
    Gross profit................................................   36%     36%     35%

    Research & development......................................    5%      5%      5%
    Selling, general & administrative...........................   17%     18%     19%
---------------------------------------------------------------------------------------------
    Operating income............................................   14%     13%     11%
---------------------------------------------------------------------------------------------

1998 COMPARED TO 1997

Consolidated revenues in 1998 were $3,021 million, an increase of 21% over 1997. Revenues were adversely affected by foreign currency exchange rates due to the strengthening of the U.S. dollar. Without the currency translation effect, year-to-year revenue growth would have been 23%. Total U.S. revenues increased $301 million or 27% and international revenues, including exports from the U.S., increased $226 million or 16%. Revenues from sales to all OEM customers accounted for less than 10% of consolidated revenues in 1998 with no single OEM customer accounting for more than 5% of total revenues.

The company's results were primarily driven by unit volume increases in printers and strong growth of associated supplies. Printer volumes grew at double-digit rates and associated printer supplies revenues increased during 1998 as compared to 1997 primarily due to the continued growth of the company's installed printer base.

Consolidated gross profit was $1,086 million for 1998, an increase of 25% from 1997. This was mainly driven by improved printer margins reflecting lower costs and growth in higher margin associated supplies. Gross profit as a percentage of revenues for 1998 increased to 36.0% from 34.9% in 1997.

Total operating expenses increased 18% for 1998 compared to 1997. The increased operating expenses were principally due to higher sales and marketing expenses in support of revenue growth and new product introductions. Operating expenses as a percentage of revenues were 23.3% in 1998 compared to 23.9% in 1997.

Consolidated operating income was $383 million for 1998, an increase of 39% over 1997. This increase was due principally to improved printer margins reflecting lower costs and growth in higher margin associated supplies.

Earnings before income taxes and extraordinary item were $365 million, an increase of 43% over 1997, principally due to the operating performance.

Earnings before extraordinary item were $243 million, an increase of 49% over 1997. The income tax provision was 33.5% of earnings before tax in 1998 as compared to approximately 36% in 1997. The decrease in the effective income tax rate was primarily due to lower effective income tax rates on manufacturing activities in certain countries.

Net earnings were $243 million, up 63% over 1997 net earnings. Net earnings for 1997 were affected by an extraordinary charge of $22 million ($14 million net of tax benefit) caused by a prepayment premium and other fees associated with the prepayment of the company's senior subordinated notes in the first quarter of 1997.

Basic net earnings per share were $1.82 for 1998 versus $1.14 in 1997 before the extraordinary charge and $1.04 after the extraordinary charge, an increase of 60% and 75%, respectively. Diluted net earnings per share were $1.70 in 1998, compared to $1.08 in 1997 before the extraordinary charge and $0.99 after the extraordinary charge, an increase of 57% and 72%, respectively. These increases were due to the improved net earnings and fewer shares outstanding as a result of repurchases throughout 1998.

LIQUIDITY AND CAPITAL RESOURCES

Lexmark's primary source of liquidity has been cash generated by operations, which totaled $400 million, $289 million and $275 million in 1999, 1998 and 1997, respectively. Cash from operations has been sufficient to allow the company to fund its working capital needs and finance its capital expenditures during these periods along with the repurchase of approximately $302 million, $189 million and $182 million of its Class A common stock during 1999, 1998 and 1997, respectively.

Cash flows from operating activities in 1999 increased 39% over 1998. The increase in 1999 is primarily due to higher net earnings and favorable changes in working capital accounts. In 1998, cash provided by operating activities increased slightly over 1997 as higher net earnings more than offset higher working capital requirements in support of sales growth.

In 1998, the company entered into a $300 million unsecured, revolving credit facility with a group of banks. Upon entering this agreement, the company repaid the amounts outstanding on its existing term loan and revolving credit facility. The company had an interest rate/currency swap hedging the term loan with a notional amount of approximately $37 million that matured in the first quarter of 1998. The interest rate on the credit facility ranges from 0.2% to 0.7% above London Inter Bank Offered Rate (LIBOR), as adjusted under certain limited circumstances, based upon the company's debt rating. In addition, the company pays a facility fee on the $300 million of 0.1% to 0.3% based upon the company's debt rating. The interest and facility fees are payable quarterly. The $300 million credit agreement contains customary default provisions, leverage and interest coverage restrictions and certain restrictions on the incurrence of additional debt, liens, mergers or consolidations and investments. Any amounts outstanding under the $300 million credit facility are due upon the maturity of the facility on January 27, 2003. As of December 31, 1999 there were no amounts outstanding under this credit facility.

In 1998, Lexmark International, Inc. ("International"), a wholly-owned subsidiary of Group completed a public offering of $150 million principal amount of its 6.75% senior notes due May 15, 2008. The senior notes were priced at 98.998%, to yield 6.89% to maturity. The senior notes are guaranteed by Group and contain restrictions on liens, sale leaseback transactions, mergers and sales of assets. A substantial portion of the net proceeds from the sale of the senior notes was used to reduce existing debt outstanding under the company's credit facility. There are no sinking fund requirements on the senior notes and they may be redeemed at any time, at a redemption price as described in the related indenture agreement, in whole or in part, at the option of International. A balance of $149 million (net of unamortized discount of $1 million) was outstanding at December 31, 1999.

In October 1999, the company amended the agreement to sell its U.S. trade receivables on a limited recourse basis. The maximum amount of U.S. trade receivables to be sold was increased from $125 million to $150 million. As collections reduce previously sold receivables, the company may replenish these with new receivables. At December 31, 1999, U.S. trade receivables of $140 million had been sold and, due to the revolving nature of the agreement, $140 million also remained outstanding. At December 31, 1998, U.S. trade receivables of $100 million had been sold and also remained outstanding. The agreement, which contains customary financial covenants, must be renewed annually, and is expected to be renewed upon its expiration in October 2000. The risk the company bears from bad debt losses on U.S. trade receivables sold is limited to approximately 13% of the outstanding balance of receivables sold. The company addresses this risk of loss in its allowance for doubtful accounts. Receivables sold may not include amounts over 60 days past due or concentrations over certain limits with any one customer. In 1997, the company entered into three-year interest rate swaps with a total notional amount of $60 million, whereby the company pays interest at a fixed rate of approximately 6.5% and receives interest at a floating rate equal to the three-month LIBOR. Since May 1998, the swaps serve as a hedge of the receivables financings which are based on floating interest rates.

As of December 31, 1999, the company's board of directors had authorized the repurchase of up to $1.0 billion of its Class A common stock. This repurchase authority allows the company at management's discretion to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During 1999, the company repurchased 5,297,600 shares of its Class A common stock for approximately $302 million. As of December 31, 1999, the company had repurchased 25,469,028 shares at prices ranging from $10.63 to $75.75 per share for an aggregate cost of approximately $673 million, leaving approximately $327 million of share repurchase authority.

CAPITAL EXPENDITURES

Capital expenditures totaled $220 million, $102 million and $70 million in 1999, 1998 and 1997, respectively. The 1999 and 1998 capital expenditures were primarily due to expansion of printer and associated supplies manufacturing capacity, including new manufacturing facilities in the Philippines and the Czech Republic. Looking forward to 2000, the company expects capital expenditures to be approximately $300 million and will include further expansion of printer and associated supplies manufacturing capacity and research and development facilities. The capital expenditures are expected to be funded primarily through cash from operations.

EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

Revenues derived from international operations, including exports from the United States, made up approximately 56% of the company's consolidated revenues, with European revenues accounting for about two-thirds of international revenues. Substantially all foreign subsidiaries maintain their accounting records in their local currencies. Consequently, period-to-period comparability of results of operations is affected by fluctuations in exchange rates. While currency translation has significantly affected international revenues and cost of revenues, it did not have a material impact on operating income for the years 1997 through 1999. The company attempts to reduce its exposure to exchange rate fluctuations through the use of operational hedges, such as pricing actions and product sourcing decisions.

The company's exposure to exchange rate fluctuations generally cannot be minimized solely through the use of operational hedges. Therefore, the company utilizes financial instruments such as forward exchange contracts and currency options to reduce the impact of exchange rate fluctuations on actual and anticipated cash flow exposures and certain assets and liabilities which arise from transactions denominated in currencies other than the functional currency. The company does not purchase currency related financial instruments for purposes other than exchange rate risk management.

The company believes that international operations in new geographic markets will be less profitable than operations in U.S. and European markets as a result, in part, of the higher investment levels for marketing, selling and distribution required to enter these markets.

TAX MATTERS

The company's effective tax rate was approximately 31%, 34% and 36% for 1999, 1998 and 1997, respectively. The decrease in the income tax rate was primarily due to the effect of lower tax rates on manufacturing activities in certain countries.

The company and its subsidiaries are subject to tax examinations in various U.S. and foreign jurisdictions. The company believes that adequate amounts of tax and related interest have been provided for any adjustments that may result from these examinations.

As of December 31, 1999, the company had non-U.S. tax loss carryforwards of $24 million, including $6 million which are not expected to provide a future benefit because they are attributable to certain non-U.S. entities that are also taxable in the U.S.

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

YEAR 2000 UPDATE

Through the first two months of 2000, Lexmark has not experienced any significant difficulties associated with the year 2000 issue nor has the company's ability to manufacture, sell or ship products been impacted. While management is encouraged by its year 2000 readiness and does not anticipate any significant year 2000 issues, the situation will continue to be monitored.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND INFORMATION CONCERNING
FORWARD-LOOKING STATEMENTS

Statements contained in this report which are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the company. There can be no assurance that future developments affecting the company will be those anticipated by management. There are a number of factors that could cause actual results to differ materially from estimates or expectations reflected in such forward-looking statements, including, without limitation, the factors set forth below:

- The life cycles of the company's products, as well as delays in product development and manufacturing, variations in the cost of component parts, delays in customer purchases of existing products in anticipation of new product introductions by the company or its competitors and market acceptance of new products and programs, may cause a buildup in the company's inventories, make the transition from current products to new products difficult and could adversely affect the company's future operating results. The competitive pressure to develop technology and products also could cause significant changes in the level of the company's operating expenses.

- The company's performance depends in part upon its ability to increase printer and associated supplies manufacturing capacity in line with growing market demands, to manage inventory levels to support the demands of new customers as well as its established customer base and to address production and supply difficulties. The company's future operating results and its ability to effectively grow or maintain its market share may be adversely affected if it is unable to address these issues on a timely basis.

- Revenues derived from international sales, including exports from the United States, make up over half of the company's revenues. Accordingly, the company's future results could be adversely affected by a variety of factors, including foreign currency exchange rate fluctuations, trade protection measures, changes in a specific country's or region's political or economic conditions and unexpected changes in regulatory requirements. Moreover, margins on international sales tend to be lower than those on domestic sales, and the company believes that international operations in new geographic markets will be less profitable than operations in the U.S. and European markets, in part, because of the higher investment levels for marketing, selling and distribution required to enter these markets.

- The company's future operating results may be adversely affected if it is unable to continue to develop, manufacture and market products that meet customers' needs. The markets for printers and associated supplies are increasingly competitive, especially with respect to pricing and the introduction of new technologies and products offering improved features and functionality. The company and its major competitors, all of which have significantly greater financial, marketing and technological resources than the company, have regularly lowered prices on their printers and are expected to continue to do so. In particular, the inkjet printer market has experienced and is expected to continue to experience significant printer price pressure from the company's major competitors. Price reductions beyond expectations or the inability to reduce costs, contain expenses or increase sales as currently expected, as well as price protection measures, could result in lower profitability and jeopardize the company's ability to grow or maintain its market share, particularly at a time when the company is increasing its investment to support product introductions, expand capacity and enter new geographies.

- The company markets and sells its products through several sales channels. The company's future results may be adversely affected by any conflicts that might arise between its various sales channels.

- The company's success depends in part on its ability to obtain patents, copyrights and trademarks, maintain trade secret protection and operate without infringing the proprietary rights of others. Current or future claims of intellectual property infringement could prevent the company from obtaining technology of others and could otherwise adversely affect its operating results, cash flows, financial position or business, as could expenses incurred by the company in enforcing its intellectual property rights against others or defending against claims that the company's products infringe the intellectual property rights of others.

- Factors unrelated to the company's operating performance, including economic and business conditions, both national and international; the loss of significant customers or suppliers; the impact of any remaining year 2000 issues; the outcome of pending and future litigation or governmental proceedings; and the ability to retain and attract key personnel, could also adversely affect the company's operating results. In addition, trading activity in the company's common stock, particularly the trading of large blocks and interday trading in the company's common stock, may affect the company's common stock price.

While the company reassesses material trends and uncertainties affecting the company's financial condition and results of operations in connection with the preparation of its quarterly and annual reports, the company does not intend to review or revise, in light of future events, any particular forward-looking statement contained in this report.

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

MARKET RISK SENSITIVITY

The market risk inherent in the company's financial instruments and positions represents the potential loss arising from adverse changes in interest rates and foreign currency exchange rates.

Interest Rates

At December 31, 1999, the fair value of the company's senior notes is estimated at $137 million using quoted market prices and yields obtained through independent pricing sources for the same or similar types of borrowing arrangements, taking into consideration the underlying terms of the debt. Such carrying value exceeded the fair value of debt at December 31, 1999 by approximately $12 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $7 million at December 31, 1999.

The company has interest rate swaps that serve as a hedge of financings which are based on floating interest rates. The fair value at December 31, 1999 was a liability of less than $1 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to less than $1 million at December 31, 1999.

Foreign Currency Exchange Rates

The company employs a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the company's functional currency and from foreign denominated revenues and profits translated into U.S. dollars. The primary currencies to which the company is exposed include the euro, other European currencies, the Japanese yen and other Asian and South American currencies. Exposures are hedged with foreign currency forward contracts, put options, and call options with maturity dates of less than one year. The potential loss in fair value at December 31, 1999 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $18 million. This loss would be mitigated by corresponding gains on the underlying exposures.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(Dollars in Millions, Except Per Share Amounts)
--------------------------------------------------------------------------------

                                                           1999          1998          1997
                                                        -----------   -----------   -----------

Revenues..............................................     $3,452.3      $3,020.6      $2,493.5
Cost of revenues......................................      2,222.8       1,934.4       1,623.5
-----------------------------------------------------------------------------------------------
     GROSS PROFIT.....................................      1,229.5       1,086.2         870.0

Research and development..............................        183.6         158.5         128.9
Selling, general and administrative...................        569.3         544.9         466.5
-----------------------------------------------------------------------------------------------
     OPERATING EXPENSES...............................        752.9         703.4         595.4
-----------------------------------------------------------------------------------------------
     OPERATING INCOME.................................        476.6         382.8         274.6

Interest expense......................................         10.7          11.0          10.8
Other.................................................          7.0           6.4           9.1
-----------------------------------------------------------------------------------------------
     EARNINGS BEFORE INCOME TAXES AND EXTRAORDINARY
       ITEM...........................................        458.9         365.4         254.7

Provision for income taxes............................        140.4         122.4          91.7
-----------------------------------------------------------------------------------------------
     EARNINGS BEFORE EXTRAORDINARY ITEM...............        318.5         243.0         163.0

Extraordinary loss on extinguishment of debt
  (net of related tax benefit of $8.4)................           --            --         (14.0)
-----------------------------------------------------------------------------------------------
     NET EARNINGS.....................................     $  318.5      $  243.0      $  149.0

Basic earnings per share:
     Before extraordinary item........................     $   2.46      $   1.82      $   1.14
     Extraordinary loss...............................           --            --         (0.10)
-----------------------------------------------------------------------------------------------
     NET EARNINGS PER SHARE...........................     $   2.46      $   1.82      $   1.04

Diluted earnings per share:
     Before extraordinary item........................     $   2.32      $   1.70      $   1.08
     Extraordinary loss...............................           --            --         (0.09)
-----------------------------------------------------------------------------------------------
     NET EARNINGS PER SHARE...........................     $   2.32      $   1.70      $   0.99

Shares used in per share calculation:
     Basic............................................  129,360,700   133,242,738   142,628,622
     Diluted..........................................  137,546,661   142,801,780   150,337,552

--------------------------------------------------------------------------------

All share and per share data have been restated to reflect a two-for-one stock split on June 10, 1999.

See notes to consolidated financial statements.

LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
AS OF DECEMBER 31, 1999 AND 1998
(Dollars in Millions, Except Share Amounts)
--------------------------------------------------------------------------------

                                                                1999       1998
                                                              --------   --------
ASSETS

Current assets:

  Cash and cash equivalents.................................  $   93.9   $  149.0
  Trade receivables, net of allowances of $24.1 in 1999 and
     $24.2 in 1998..........................................     507.3      469.4
  Inventories...............................................     387.7      333.0
  Prepaid expenses and other current assets.................      99.8       68.6
---------------------------------------------------------------------------------
     TOTAL CURRENT ASSETS...................................   1,088.7    1,020.0

Property, plant and equipment, net..........................     561.0      430.5
Other assets................................................      52.9       32.9
---------------------------------------------------------------------------------
     TOTAL ASSETS...........................................  $1,702.6   $1,483.4
---------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term debt...........................................  $   16.2   $   11.7
  Accounts payable..........................................     300.9      267.1
  Accrued liabilities.......................................     418.4      326.9
---------------------------------------------------------------------------------
     TOTAL CURRENT LIABILITIES..............................     735.5      605.7

Long-term debt..............................................     148.7      148.7
Other liabilities...........................................     159.3      150.9
---------------------------------------------------------------------------------
     TOTAL LIABILITIES......................................   1,043.5      905.3
---------------------------------------------------------------------------------

Stockholders' equity:
  Preferred stock, $.01 par value, 1,600,000 shares
     authorized;
     no shares issued and outstanding.......................        --         --
  Common stock, $.01 par value:
       Class A, 450,000,000 shares authorized; 128,120,358
        and 130,982,262 outstanding in 1999 and 1998,
        respectively........................................       1.5        0.8
       Class B, 10,000,000 shares authorized; no shares
        issued and outstanding..............................        --         --
  Capital in excess of par..................................     630.4      564.8
  Retained earnings.........................................     730.3      411.8
  Treasury stock, at cost; 25,441,266 and 20,145,666 shares
     in 1999 and 1998, respectively.........................    (672.3)    (370.3)
  Accumulated other comprehensive loss......................     (30.8)     (29.0)
---------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' EQUITY.............................     659.1      578.1
---------------------------------------------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............  $1,702.6   $1,483.4

--------------------------------------------------------------------------------

All Class A common stock share data have been restated to reflect a two-for-one stock split effective June 10, 1999.

See notes to consolidated financial statements.

LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(Dollars In Millions)
--------------------------------------------------------------------------------

                                                               1999     1998     1997
                                                              ------   ------   ------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings................................................  $318.5   $243.0   $149.0
Adjustments to reconcile net earnings to net cash provided
  by operating activities:
     Depreciation and amortization..........................    80.1     75.6     77.5
     Extraordinary loss on extinguishment of debt...........      --       --     22.4
     Deferred taxes.........................................    (8.9)     3.0     40.7
     Other non-cash charges to operations...................    67.9     26.5     24.6
--------------------------------------------------------------------------------------
                                                               457.6    348.1    314.2

     Change in assets and liabilities:
       Trade receivables....................................   (77.9)  (138.2)   (47.5)
       Trade receivables programs...........................    40.0    (12.3)    33.3
       Inventories..........................................   (54.7)    20.8    (82.8)
       Accounts payable.....................................    33.8    (34.9)   104.8
       Accrued liabilities..................................    91.5     99.4      5.5
       Other assets and liabilities.........................   (89.9)     6.1    (52.6)
--------------------------------------------------------------------------------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES.........   400.4    289.0    274.9

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of property, plant and equipment.............  (220.4)  (101.7)   (69.5)
     Proceeds from sales of property, plant and equipment...     0.2      2.0      1.1
--------------------------------------------------------------------------------------
          NET CASH USED FOR INVESTING ACTIVITIES............  (220.2)   (99.7)   (68.4)

CASH FLOWS FROM FINANCING ACTIVITIES:

     Increase (decrease) in short-term debt.................     8.2     (6.3)    35.8
     Proceeds from issuance of long-term debt, net of
       issuance costs of $1.3 in 1998.......................      --    297.2      0.2
     Principal payments on long-term debt...................      --   (207.0)  (125.5)
     Charges related to extinguishment of debt..............      --       --    (22.4)
     Purchase of treasury stock.............................  (302.0)  (188.5)  (182.2)
     Exercise of stock options and warrants.................    60.2     20.7     15.2
--------------------------------------------------------------------------------------
          NET CASH USED FOR FINANCING ACTIVITIES............  (233.6)   (83.9)  (278.9)

EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................    (1.7)     0.6     (3.9)
--------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents........   (55.1)   106.0    (76.3)
Cash and cash equivalents -- beginning of period............   149.0     43.0    119.3
--------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS -- END OF PERIOD..................  $ 93.9   $149.0   $ 43.0

--------------------------------------------------------------------------------

See notes to consolidated financial statements.

LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(Dollars in Millions, Except Share Amounts)
--------------------------------------------------------------------------------

                                                                 CLASS A                CLASS B          CAPITAL IN
                                                               COMMON STOCK          COMMON STOCK       EXCESS OF PAR
                                                           --------------------   -------------------   -------------
                                                             SHARES      AMOUNT     SHARES     AMOUNT
                                                           -----------   ------   ----------   ------
BALANCE AT DECEMBER 31, 1996.............................  140,427,206    $0.7     2,446,523    $--        $519.3
Comprehensive earnings...................................
  Net earnings...........................................
  Other comprehensive earnings (loss)....................
    Translation adjustment...............................
  Other comprehensive earnings (loss)....................
---------------------------------------------------------------------------------------------------------------------
Comprehensive earnings...................................
Conversion of Class B to Class A common stock............    4,071,972            (2,035,986)
Shares issued upon exercise of warrants..................    1,062,568                                        1.1
Option compensation expense..............................                                                     0.6
Long-term incentive plan compensation....................                                                     0.1
Deferred stock plan compensation.........................                                                     1.8
Shares issued upon exercise of options...................    2,394,352                                        7.8
Tax benefit related to stock options and warrants........                                                     6.4
Treasury shares purchased................................  (12,876,228)
Cash received for payments on notes receivable for common
  stock issued to management and certain other
  individuals............................................                                                     0.1
---------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997.............................  135,079,870     0.7       410,537     --         537.2
Comprehensive earnings...................................
  Net earnings...........................................
  Other comprehensive earnings (loss)....................
    Minimum pension liability adjustment (net of related
      tax benefit of $3.7)...............................
    Translation adjustment...............................
  Other comprehensive earnings (loss)....................
---------------------------------------------------------------------------------------------------------------------
Comprehensive earnings...................................
Conversion of Class B to Class A common stock............      821,074              (410,537)
Long-term incentive plan compensation....................                                                     5.3
Deferred stock plan compensation.........................                                                     1.6
Shares issued upon exercise of options...................    2,350,756     0.1                                9.4
Tax benefit related to stock options.....................                                                    11.3
Treasury shares purchased................................   (7,295,200)
Treasury shares issued...................................       25,762
---------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998.............................  130,982,262     0.8            --     --         564.8
Comprehensive earnings...................................
  Net earnings...........................................
  Other comprehensive earnings (loss)....................
    Minimum pension liability adjustment (net of related
      tax liability of $0.7).............................
    Cash flow hedges (net of related tax liability of
      $1.0)..............................................
    Translation adjustment...............................
  Other comprehensive earnings (loss)....................
---------------------------------------------------------------------------------------------------------------------
Comprehensive earnings...................................
Long-term incentive plan compensation....................                                                     2.9
Deferred stock plan compensation.........................                                                     3.9
Shares issued upon exercise of options...................    2,433,696                                       11.7
Tax benefit related to stock options.....................                                                    47.8
Two-for-one stock split..................................                  0.7                               (0.7)
Treasury shares purchased................................   (5,297,600)
Treasury shares issued...................................        2,000
---------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999.............................  128,120,358    $1.5            --    $--        $630.4
-----------------------------------------------------------------------------------------------------------------

All Class A common stock share data have been restated to reflect a two-for-one stock split effective June 10, 1999.

See notes to consolidated statements.

-----------------------------------------------------------------------------------------------------------------------------------
                                                         ACCUMULATED OTHER COMPREHENSIVE EARNINGS (LOSS)
                                                      ----------------------------------------------------                TOTAL
                                             RETAINED   TREASURY       MINIMUM        TRANSLATION   CASH FLOW          STOCKHOLDERS'
                                             EARNINGS    STOCK     PENSION LIABILITY   ADJUSTMENT     HEDGES   TOTAL      EQUITY
                                             --------  --------   ------------------  -----------   ---------  -----   -------------
BALANCE AT DECEMBER 31, 1996................  $ 19.8  $    --           $  --           $  0.5        $ --    $  0.5         $540.3
Comprehensive earnings......................
  Net earnings..............................   149.0                                                                          149.0
  Other comprehensive earnings (loss).......
    Translation adjustment..................                                             (24.3)                (24.3)
                                                                                                               -----
  Other comprehensive earnings (loss).......                                                                   (24.3)         (24.3)
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive earnings......................                                                                                  124.7
Conversion of Class B to Class A common
  stock.....................................                                                                                     --
Shares issued upon exercise of warrants.....                                                                                    1.1
Option compensation expense.................                                                                                    0.6
Long-term incentive plan compensation.......                                                                                    0.1
Deferred stock plan compensation............                                                                                    1.8
Shares issued upon exercise of options......                                                                                    7.8
Tax benefit related to stock options and
  warrants..................................                                                                                    6.4
Treasury shares purchased...................           (182.2)                                                               (182.2)
Cash received for payments on notes
  receivable for common stock issued to
  management and certain other individuals..                                                                                    0.1
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997................   168.8   (182.2)             --            (23.8)         --     (23.8)         500.7
Comprehensive earnings......................
  Net earnings..............................   243.0                                                                          243.0
  Other comprehensive earnings (loss).......
    Minimum pension liability adjustment
      (net of related tax benefit of $3.7)..                             (5.1)                                  (5.1)
    Translation adjustment..................                                              (0.1)                 (0.1)
                                                                                                               -----
  Other comprehensive earnings (loss).......                                                                    (5.2)          (5.2)
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive earnings......................                                                                                  237.8
Conversion of Class B to Class A common
  stock.....................................                                                                                     --
Long-term incentive plan compensation.......                                                                                    5.3
Deferred stock plan compensation............                                                                                    1.6
Shares issued upon exercise of options......                                                                                    9.5
Tax benefit related to stock options........                                                                                   11.3
Treasury shares purchased...................           (188.5)                                                               (188.5)
Treasury shares issued......................              0.4                                                                   0.4
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998................   411.8   (370.3)           (5.1)           (23.9)         --     (29.0)         578.1
Comprehensive earnings......................
  Net earnings..............................   318.5                                                                          318.5
  Other comprehensive earnings (loss).......
    Minimum pension liability adjustment
      (net of related tax liability of $0.7)                              0.7                                    0.7
    Cash flow hedges (net of related tax
      liability of $1.0)....................                                                           8.5       8.5
    Translation adjustment..................                                              (11.0)               (11.0)
                                                                                                               -----
 Other comprehensive earnings (loss).......                                                                     (1.8)          (1.8)
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive earnings......................                                                                                  316.7
Long-term incentive plan compensation.......                                                                                    2.9
Deferred stock plan compensation............                                                                                    3.9
Shares issued upon exercise of options......                                                                                   11.7
Tax benefit related to stock options........                                                                                   47.8
Two-for-one stock split.....................                                                                                     --
Treasury shares purchased...................           (302.0)                                                               (302.0)
Treasury shares issued......................               --                                                                    --
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999................  $730.3  $(672.3)          $(4.4)          $(34.9)       $8.5    $(30.8)        $659.1
-----------------------------------------------------------------------------------------------------------------------------------

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Millions, Except Share Amounts)

1. ORGANIZATION AND BUSINESS

Lexmark International Group, Inc. ("Group" and together with its subsidiaries, the "company" or "Lexmark") is an integrated global developer, manufacturer and supplier of printing solutions and products, including laser and inkjet printers and associated supplies for the office and home markets. The company also sells dot matrix printers for printing single and multi-part forms by business users. In addition, Lexmark develops, manufactures and markets a broad line of other office imaging products which include supplies for International Business Machines Corporation ("IBM") branded printers, aftermarket supplies for original equipment manufacturer ("OEM") products, and typewriters and typewriter supplies that are sold under the IBM trademark. The principal customers for the company's products are dealers, retailers and distributors worldwide. The company's products are sold in over 150 countries in North and South America, Europe, the Middle East, Africa, Asia, the Pacific Rim and the Caribbean.

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of Lexmark International Group, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Foreign Currency Translation:

Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment are translated into U.S. dollars at period-end exchange rates. Income and expense accounts are translated at average exchange rates prevailing during the period. Adjustments arising from the translation of assets and liabilities are accumulated as a separate component of accumulated other comprehensive earnings in stockholders' equity.

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

Revenue Recognition:

Revenues are recognized when products are shipped to customers. A provision for estimated sales returns is recorded in the period in which related sales are recognized.

Advertising Costs:

The company expenses advertising costs when incurred. Advertising expense was approximately $121.4 million, $115.6 million and $113.4 million in 1999, 1998 and 1997, respectively.

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

Derivatives:

Effective January 1, 1999 the company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of underlying assets or liabilities through earnings or recognized in other comprehensive earnings until the underlying hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is to be immediately recognized in earnings.

Internal Use Software Costs:

Effective January 1, 1999 the company adopted Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement requires that costs for internal use software be capitalized and depreciated over its useful life. Prior to adoption of this statement, such costs were expensed as incurred.

3. INVENTORIES

Inventories consisted of the following at December 31:

                                                                 1999      1998
--------------------------------------------------------------------------------
Work in process.............................................    $169.5    $140.3
Finished goods..............................................     218.2     192.7
--------------------------------------------------------------------------------
                                                                $387.7    $333.0
--------------------------------------------------------------------------------

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31:

                                                                 1999      1998
--------------------------------------------------------------------------------
Land and improvements.......................................    $ 18.5    $ 16.3
Buildings and improvements..................................     257.9     192.3
Machinery and equipment.....................................     557.4     456.5
Information systems and furniture...........................     139.5     128.9
Internal use software.......................................       9.0        --
--------------------------------------------------------------------------------
                                                                 982.3     794.0
Less accumulated depreciation...............................     421.3     363.5
--------------------------------------------------------------------------------
                                                                $561.0    $430.5
--------------------------------------------------------------------------------

Depreciation expense was $79.8 million, $75.1 million and $76.8 million for 1999, 1998 and 1997, respectively.

5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31:

                                                                 1999      1998
--------------------------------------------------------------------------------
Compensation................................................    $ 93.1    $ 93.2
Income taxes payable........................................      36.2      18.2
Fixed assets................................................      25.0      15.3
Warranty....................................................      33.4      33.5
Value added tax.............................................      11.8      12.4
Deferred revenue............................................      54.4      43.5
Marketing programs..........................................      44.7      33.8
Other.......................................................     119.8      77.0
--------------------------------------------------------------------------------
                                                                $418.4    $326.9
--------------------------------------------------------------------------------

6. DEBT

In 1998, Lexmark International, Inc. ("International"), a wholly-owned subsidiary of Group, completed a public offering of $150.0 million principal amount of its 6.75% senior notes due May 15, 2008. The senior notes were priced at 98.998%, to yield 6.89% to maturity. A balance of $148.7 million (net of unamortized discount of $1.3 million) was outstanding at December 31, 1999 and 1998. The senior notes are guaranteed by Group and contain restrictions on liens, sale leaseback transactions, mergers and sales of assets. A substantial portion of the net proceeds from the sale of the senior notes was used to reduce existing debt outstanding under the company's credit facility. There are no sinking fund requirements on the senior notes and they may be redeemed at any time, at a redemption price as described in the related indenture agreement, in whole or in part, at the option of International.

In 1998, the company also entered into a $300.0 million unsecured, revolving credit facility with a group of banks. Upon entering this agreement, the company repaid the amounts outstanding on its existing term loan and revolving credit facility. The company had an interest rate/currency swap hedging the term loan with a notional amount of $36.7 million that matured in the first quarter of 1998. Interest expense of $0.9 million in 1997 related to the swap is included in interest expense in the statement of earnings.

The interest rate on the credit facility ranges from 0.2% to 0.7% above London Inter Bank Offered Rate (LIBOR), as adjusted under certain limited circumstances, based upon the company's debt rating. In addition, the company pays a facility fee on the $300.0 million of 0.1% to 0.3% based upon the company's debt rating. The interest and facility fees are payable quarterly.

The $300.0 million credit agreement contains customary default provisions, leverage and interest coverage restrictions and certain restrictions on the incurrence of additional debt, liens, mergers or consolidations and investments. Any amounts outstanding under the $300.0 million credit facility are due upon the maturity of the facility on January 27, 2003.

In 1997, the company prepaid its $120.0 million, 14.25% senior subordinated notes due in 2001. The prepayment resulted in an extraordinary charge of $22.4 million ($14.0 million net of tax benefit) caused by a prepayment premium and other fees.

Total cash paid for interest amounted to $14.3 million, $13.0 million and $13.2 million in 1999, 1998 and 1997, respectively.

7. STOCK SPLIT

At the company's Annual Meeting of Stockholders on April 29, 1999, the stockholders approved an increase in the number of authorized shares of its Class A common stock from 160 million to 450 million shares.

On April 29, 1999, the company announced a two-for-one stock split. The stock split was effected in the form of a stock dividend on June 10, 1999 and entitled each stockholder of record on May 20, 1999 to receive one share of Class A common stock for each share of Class A common stock held on the record date. All share and per share data included in the accompanying consolidated financial statements and related notes have been restated to reflect this stock split.

8. STOCKHOLDERS' EQUITY

The Class A common stock is voting and exchangeable for Class B common stock in very limited circumstances. The Class B common stock is non-voting and is convertible, subject to certain limitations, into Class A common stock.

At December 31, 1999, approximately 274,600,000 and 1,750,000 shares of Class A and Class B common stock were unissued and unreserved. These shares are available for a variety of general corporate purposes, including future public offerings to raise additional capital and for facilitating acquisitions.

As of December 31, 1998, the company's board of directors authorized the repurchase of $600.0 million of its Class A common stock. In 1999, the company's board of directors authorized the repurchase of up to an additional $400.0 million of its Class A common stock. This total repurchase authority of $1.0 billion allows the company at management's discretion to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. As of December 31, 1999, the company had repurchased 25,469,028 shares at prices ranging from $10.63 to $75.75 per share for an aggregate cost of approximately $672.7 million.

In February 1998, the company's board of directors adopted a stockholder rights plan (the "Rights Plan") which now provides existing stockholders with the right to purchase one one-thousandth (0.001) of a share of Series A Junior Participating preferred stock for each share of common stock held in the event of certain changes in the company's ownership. The rights will expire on January 31, 2009, unless earlier redeemed by the company.

The remaining warrants outstanding in connection with a technology agreement with an unrelated party to purchase 1,268,730 shares of Class A common stock at $3.33 per share were exercised in 1997.

9. STOCK INCENTIVE PLANS

The company has established various stock incentive plans to encourage employees and non-employee directors to remain with the company and to more closely align their interests with those of the company's stockholders. Under the employee plans, as of December 31, 1999 approximately 4,500,000 shares of Class A common stock are reserved for future grants in the form of stock options, stock appreciation rights, restricted stock, performance shares or deferred stock units. Under the non-employee director plan, as of December 31, 1999 approximately 311,000 shares of Class A common stock are reserved for future grants in the form of stock options and deferred stock units. As of December 31, 1999, awards under the programs have been limited to stock options, restricted stock, performance shares and deferred stock units.

The company has granted approximately 476,000 shares of restricted stock and deferred stock units as of December 31, 1999 with various vesting periods. The cost of the awards, determined to be the fair market value of the shares at the date of grant, is charged to compensation expense ratably over the vesting periods. In addition, the company has awarded performance shares for which specific goals must be attained by the end of the four year period 1997 through 2000 in order for the shares to be fully vested. Compensation expense is estimated over the four year period based on the fair market value of the shares during that period.

The exercise price of options awarded under stock option plans is equal to the fair market value of the underlying common stock on the date of grant. All options expire ten years from the date of grant and generally become fully vested at the end of five years based upon continued employment or the completion of three years of service on the board of directors. In some cases option vesting and exercisability may be accelerated due to the achievement of performance objectives.

The company applies APB Opinion 25, Accounting for Stock Issued to Employees,and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for restricted stock, performance-based awards and deferred stock units. Had compensation expense for the company's stock option plans been determined based on the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, net earnings and earnings per share would have been reduced to the pro forma amounts indicated in the table below:

                                                                 1999      1998      1997
------------------------------------------------------------------------------------------
Net earnings -- as reported.................................    $318.5    $243.0    $149.0
Net earnings -- pro forma...................................     305.2     236.5     145.1
Basic EPS -- as reported....................................    $ 2.46    $ 1.82    $ 1.04
Basic EPS -- pro forma......................................      2.36      1.77      1.02
Diluted EPS -- as reported..................................    $ 2.32    $ 1.70    $ 0.99
Diluted EPS -- pro forma....................................      2.22      1.66      0.97
------------------------------------------------------------------------------------------

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                 1999      1998      1997
------------------------------------------------------------------------------------------
Expected dividend yield.....................................        --        --        --
Expected stock price volatility.............................       43%       38%       44%
Weighted average risk-free interest rate....................      5.0%      5.5%      6.2%
Weighted average expected life of options (years)...........      4.9       4.9       4.8
------------------------------------------------------------------------------------------

The weighted average fair value of options granted during 1999, 1998 and 1997 was $24.41, $9.46 and $5.92 per share, respectively.

The pro forma effects on net income for 1999, 1998 and 1997 are not representative of the pro forma effect on net income in future years because they do not take into consideration pro forma compensation expense related to grants made prior to 1995.

A summary of the status of the company's stock option plans as of December 31, 1999, 1998 and 1997 and changes during the years then ended is presented below:

                                                                              WEIGHTED AVERAGE
                                                                 OPTIONS       EXERCISE PRICE
----------------------------------------------------------------------------------------------
Outstanding at December 31, 1996............................    13,903,724         $ 6.16
Granted.....................................................     2,711,510          12.84
Exercised...................................................    (2,552,816)          3.91
Forfeited or canceled.......................................      (478,568)          9.20
----------------------------------------------------------------------------------------------
Outstanding at December 31, 1997............................    13,583,850           7.79
Granted.....................................................     2,792,416          22.86
Exercised...................................................    (2,531,610)          5.73
Forfeited or canceled.......................................      (245,700)         12.87
----------------------------------------------------------------------------------------------
Outstanding at December 31, 1998............................    13,598,956          11.15
Granted.....................................................     2,680,664          52.59
Exercised...................................................    (2,588,116)          8.83
Forfeited or canceled.......................................      (385,879)         16.73
----------------------------------------------------------------------------------------------
Outstanding at December 31, 1999............................    13,305,625         $19.79
----------------------------------------------------------------------------------------------

As of December 31, 1999, 1998 and 1997 there were 6,350,259, 6,968,266 and
7,356,648 options exercisable, respectively.

The following tables summarize information about stock options outstanding at December 31, 1999:

                                         OPTIONS OUTSTANDING
-----------------------------------------------------------------------------------------------------
                                                    NUMBER       WEIGHTED AVERAGE
                   RANGE OF                       OUTSTANDING       REMAINING        WEIGHTED AVERAGE
               EXERCISE PRICES                    AT 12/31/99    CONTRACTUAL LIFE     EXERCISE PRICE
-----------------------------------------------------------------------------------------------------
$ 3.34 to $ 9.88..............................     3,327,032           2.8 years          $ 4.72
 10.00 to  18.22..............................     5,073,950           6.4                 11.24
 18.78 to  52.22..............................     2,555,416           8.2                 23.42
 52.34 to  87.06..............................     2,349,227           9.4                 55.68
-----------------------------------------------------------------------------------------------------
$ 3.34 to $87.06..............................    13,305,625           6.4                $19.79
-----------------------------------------------------------------------------------------------------

                                      OPTIONS EXERCISABLE
-----------------------------------------------------------------------------------------------
                                                                  NUMBER
                          RANGE OF                              EXERCISABLE    WEIGHTED AVERAGE
                      EXERCISE PRICES                           AT 12/31/99     EXERCISE PRICE
-----------------------------------------------------------------------------------------------
$ 3.34 to $ 9.88............................................     3,120,640          $ 4.49
 10.00 to  18.22............................................     2,792,070           10.69
 18.78 to  52.22............................................       386,676           23.46
 52.34 to  87.06............................................        50,873           60.54
-----------------------------------------------------------------------------------------------
$ 3.34 to $87.06............................................     6,350,259          $ 8.82
-----------------------------------------------------------------------------------------------

During 1999, stockholders approved an Employee Stock Purchase Plan ("ESPP") to be effective January 1, 2000. The ESPP will enable substantially all regular employees to purchase full or fractional shares of Lexmark Class A common stock through payroll deductions of up to 10% of eligible compensation. The price an employee pays is 85% of the closing market price on the last business day of each month. Approximately 3,000,000 shares of Class A common stock are reserved for the ESPP.

10. INCOME TAXES

The provision for income taxes consisted of the following:

                                                                 1999      1998     1997
-----------------------------------------------------------------------------------------
Currently payable:
  Federal...................................................    $100.4    $ 92.9    $37.8
  Non-U.S...................................................      23.0      16.0      9.9
  State and local...........................................       7.7       6.8      3.3
-----------------------------------------------------------------------------------------
                                                                 131.1     115.7     51.0
-----------------------------------------------------------------------------------------
Deferred payable:
  Federal...................................................       4.6       1.9     34.1
  Non-U.S...................................................       0.9       2.9      2.6
  State and local...........................................       3.8       1.9      4.0
-----------------------------------------------------------------------------------------
                                                                   9.3       6.7     40.7
-----------------------------------------------------------------------------------------
Provision for income taxes..................................    $140.4    $122.4    $91.7
-----------------------------------------------------------------------------------------

Earnings before income taxes were as follows:

                                                                 1999      1998      1997
------------------------------------------------------------------------------------------
U.S.........................................................    $261.6    $278.2    $166.7
Non-U.S.....................................................     197.3      87.2      88.0
------------------------------------------------------------------------------------------
Earnings before income taxes................................    $458.9    $365.4    $254.7
------------------------------------------------------------------------------------------

The company realized an income tax benefit from the exercise of certain stock options and warrants in 1999, 1998 and 1997 of $47.8 million, $11.3 million and $6.4 million, respectively. This benefit resulted in a decrease in current income taxes payable and an increase in capital in excess of par.

The company and its subsidiaries are subject to tax examinations in various U.S. and foreign jurisdictions. The company believes that adequate amounts of tax and related interest have been provided for any adjustments that may result from these examinations.

Significant components of deferred income taxes were as follows:

                                                                 1999      1998
--------------------------------------------------------------------------------
Deferred tax assets:
  Tax loss carryforwards....................................    $  7.8    $ 12.5
  Intangible assets.........................................       4.1       3.7
  Unexercised stock options.................................        --       0.4
  Inventories...............................................       9.9      17.6
  Valuation allowance.......................................      (1.8)    (18.4)
--------------------------------------------------------------------------------
     Total deferred tax assets..............................      20.0      15.8
--------------------------------------------------------------------------------
Deferred tax liabilities:
  Prepaid expenses..........................................      (3.7)     (2.2)
  Property, plant and equipment.............................     (32.8)    (29.0)
  Other.....................................................       0.3      (9.7)
--------------------------------------------------------------------------------
     Total deferred tax liabilities.........................     (36.2)    (40.9)
--------------------------------------------------------------------------------
Net deferred tax liabilities................................    $(16.2)   $(25.1)
--------------------------------------------------------------------------------

The net decrease in the total valuation allowance for the years ended December 31, 1999 and 1998 was $16.6 million and $2.4 million, respectively. The company has non-U.S. tax loss carryforwards of $23.6 million which have an indefinite carryforward period. Of these non-U.S. tax loss carryforwards, $6.1 million are not expected to provide a future benefit because they are attributable to certain non-U.S. entities that are also taxable in the U.S. Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries.

Undistributed earnings of non-U.S. subsidiaries included in the consolidated retained earnings was approximately $262.8 million. These earnings have been substantially reinvested, and the company does not plan to initiate any action that would precipitate the payment of income taxes thereon. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings.

A reconciliation of the provision for income taxes using the U.S. statutory rate and the company's effective tax rate was as follows:

                                                      1999            1998              1997
                                                  -------------   -------------   -----------------
                                                  AMOUNT    %     AMOUNT    %     AMOUNT    %
---------------------------------------------------------------------------------------------------
Provision for income taxes at statutory rate....  $160.6   35.0%  $127.9   35.0%  $89.2    35.0%
State and local income taxes, net of federal tax
  benefit.......................................     9.6    2.1      8.7    2.4     7.3     2.9
Losses providing no tax benefit.................     1.9    0.4      1.2    0.3     5.8     2.3
Foreign tax differential........................   (17.6)  (3.8)   (11.8)  (3.2)     --      --
Change in the beginning-of-the-year balance of
  the valuation allowance for deferred tax
  assets affecting provision....................   (16.6)  (3.6)    (2.4)  (0.6)  (11.5)   (4.5)
Research and development credit.................    (8.9)  (1.9)    (5.8)  (1.6)   (5.5)   (2.2)
Foreign sales corporation.......................    (6.1)  (1.4)    (6.8)  (1.9)   (2.6)   (1.0)
Other...........................................    17.5    3.8     11.4    3.1     9.0     3.5
---------------------------------------------------------------------------------------------------
Provision for income taxes......................  $140.4   30.6%  $122.4   33.5%  $91.7    36.0%
---------------------------------------------------------------------------------------------------

Cash paid for income taxes was $58.3 million, $70.6 million and $36.3 million in 1999, 1998 and 1997, respectively.

11. COMMITMENTS

The company is committed under operating leases (containing various renewal options) for rental of office and manufacturing space and equipment. Rent expense (net of rental income of $3.3 million, $4.2 million and $5.6 million) was $36.6 million, $25.7 million, and $16.0 million 1999, 1998 and 1997, respectively. Future minimum rentals under terms of non-cancelable operating leases at December 31 are: 2000-$34.8 million; 2001-$25.6 million; 2002-$15.8 million; 2003-$8.6 million; 2004-$7.8 million and thereafter-$15.3 million.

12. EMPLOYEE PENSION AND POSTRETIREMENT PLANS

The company and its subsidiaries have retirement plans covering substantially all regular employees. Medical, dental and life insurance plans for retirees are provided by the company and certain of its non-U.S. subsidiaries. The changes in the benefit obligations and plan assets for 1999 and 1998 were as follows:

                                                                                       OTHER
                                                                                  POSTRETIREMENT
                                                              PENSION BENEFITS       BENEFITS
-------------------------------------------------------------------------------------------------
                                                               1999      1998      1999     1998
                                                              -----------------   ---------------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year.....................  $503.5    $450.9    $ 40.2   $ 33.0
  Service cost..............................................    16.4      16.6       3.1      3.4
  Interest cost.............................................    31.6      30.7       2.4      2.4
  Contributions by plan participants........................     0.3       0.3        --       --
  Actuarial (gain) loss.....................................   (67.5)     43.7      (9.6)     1.7
  Foreign currency exchange rate changes....................    (7.8)      1.8        --       --
  Benefits paid.............................................   (21.6)    (17.8)     (0.6)    (0.3)
  Plan amendments...........................................      --     (23.1)       --       --
  Settlement or curtailment losses..........................     0.1       0.4        --       --
-------------------------------------------------------------------------------------------------
Benefit obligation at end of year...........................   455.0     503.5      35.5     40.2
-------------------------------------------------------------------------------------------------

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year..............   499.2     442.8        --       --
  Actual return on plan assets..............................    79.5      68.2        --       --
  Foreign currency exchange rate changes....................    (6.0)      1.5        --       --
  Contributions by the employer.............................     3.3       4.2       0.6      0.3
  Contributions by plan participants........................     0.3       0.3        --       --
  Benefits paid.............................................   (21.6)    (17.8)     (0.6)    (0.3)
-------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year....................   554.7     499.2        --       --
-------------------------------------------------------------------------------------------------
Funded status...............................................    99.7      (4.3)    (35.5)   (40.2)
  Unrecognized (gain) loss..................................   (79.7)     21.9      (3.6)     6.1
  Unrecognized prior service cost...........................   (19.4)    (20.9)       --       --
-------------------------------------------------------------------------------------------------
Net amount recognized.......................................  $  0.6    $ (3.3)   $(39.1)  $(34.1)
-------------------------------------------------------------------------------------------------

                                                                       OTHER POSTRETIREMENT
                                                PENSION BENEFITS             BENEFITS
------------------------------------------------------------------------------------------------
                                             1999     1998     1997    1999    1998    1997
                                            ------------------------   -------------------------
WEIGHTED-AVERAGE ASSUMPTIONS AS OF
    DECEMBER 31:
  Discount rate...........................     7.7%     6.5%     6.8%   8.2%    7.0%    7.2%
  Expected return on plan assets..........     9.7%     9.6%     9.6%    --      --      --
  Rate of compensation increase...........     5.1%     4.1%     4.3%    --      --      --
COMPONENTS OF NET PERIODIC BENEFIT COST:
  Service cost............................  $ 16.4   $ 16.6   $ 13.0   $3.1    $3.4    $3.0
  Interest cost...........................    31.5     30.7     28.5    2.4     2.4     2.0
  Expected return on plan assets..........   (47.0)   (42.1)   (35.7)    --      --      --
  Amortization of prior service cost......    (1.4)    (1.4)     0.2     --      --      --
  Amortization of net losses..............     0.7      0.4      0.1     --      --      --
  Settlement or curtailment losses........     0.1      0.4      0.3     --      --      --
------------------------------------------------------------------------------------------------
Net periodic benefit cost.................  $  0.3   $  4.6   $  6.4   $5.5    $5.8    $5.0
------------------------------------------------------------------------------------------------

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $36.4 million, $34.4 million and $9.9 million, respectively, as of December 31, 1999, and $41.7 million, $39.7 million and $11.1 million, respectively, as of December 31, 1998.

For measurement purposes, an 8.3% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000. The rate is assumed to decrease gradually to 5.5% in 2009 and remain at that level thereafter. Since the net employer costs for postretirement medical benefits reach the preset caps within the next seven to nine years, a 1% increase or decrease in trend has a de minimis effect on costs.

Related to the company's acquisition of the Information Products Corporation from IBM in 1991, IBM agreed to pay for its pro rata share (currently estimated at $63.0 million) of future postretirement benefits for all the company's U.S. employees based on relative years of service with IBM and the company.

The company also sponsors defined contribution plans for employees in certain countries. Company contributions are based upon a percentage of employees' contributions. The company's expense under these plans amounted to $6.4 million, $5.5 million and $4.5 million in 1999, 1998 and 1997, respectively.

13. DERIVATIVES, FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

In 1999, the company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The company recorded a net-of-tax cumulative-effect-type loss adjustment of $0.4 million in accumulated other comprehensive earnings to recognize at fair value all derivatives that were designated as cash-flow hedging instruments upon adoption of SFAS No. 133 on January 1, 1999. This loss adjustment, which the company expects to reclassify to earnings by March 31, 2000, consisted of a $0.6 million loss related to interest rate swaps and a $0.2 million gain related to foreign currency options.

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

By using derivative financial instruments to hedge exposures to changes in exchange rates and interest rates, the company exposes itself to credit risk and market risk. The company manages exposure to counterparty credit risk by entering into derivative financial instruments with highly rated institutions that can be expected to fully perform under the terms of the agreement. Market risk is the adverse effect on the value of a financial instrument that results from a change in currency exchange rates or interest rates. The company manages exposure to market risk associated with interest rate and foreign exchange contracts by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

The company uses the following hedging strategies to reduce the potentially adverse effects that market volatility may have on its operating results:

Fair Value Hedges: Fair value hedges are hedges of recognized assets or liabilities. The company enters into forward exchange contracts to hedge actual purchases and sales of inventories. The forward contracts used in this program mature in three months or less, consistent with the related purchase and sale commitments. Foreign exchange option contracts, as well as forward contracts, may be used as fair value hedges should derivative instruments, for which hedge accounting has been discontinued, expose earnings to further change in exchange rates.

Cash Flow Hedges: Cash flow hedges are hedges of forecasted transactions or of the variability of cash flows to be received or paid related to a recognized asset or liability. The company purchases foreign exchange options and forward exchange contracts expiring within one year as hedges of anticipated purchases and sales that are denominated in foreign currencies. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates. The company also uses interest rate swaps to convert a portion of its variable rate financings to fixed rates.

ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES

All derivatives are recognized on the balance sheet at their fair value. Fair values for the company's derivative financial instruments are based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current assumptions. On the date the derivative contract is entered into, the company designates the derivative as either a fair value or cash flow hedge. Changes in the fair value of a derivative that is highly effective as -- and that is designated and qualifies as -- a fair value hedge, along with the loss or gain on the hedged asset or liability are recorded in current period earnings in cost of revenues. Changes in the fair value of a derivative that is highly effective as -- and that is designated and qualifies as -- a cash flow hedge are recorded in other comprehensive earnings, until the underlying transactions occur.

At December 31, 1999, the company had derivative assets of $23.4 million classified as prepaid expenses and other current assets as well as derivative liabilities of $7.5 million classified as accrued liabilities. At December 31, 1998, the company had derivative assets with a carrying amount of $9.2 million and a fair value of $9.6 million classified as prepaid expenses and other current assets. The company also had derivative liabilities with a carrying amount and fair value of $9.6 million classified as accrued liabilities at December 31, 1998. In addition, the interest rate swap (see Note 14) which had no carrying amount, was a liability with a fair value of $1.0 million at December 31, 1998. As of December 31, 1999 a total of $8.5 million of deferred net gains on derivative instruments were accumulated in other comprehensive earnings and are expected to be reclassified to earnings during the next twelve months.

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

The company discontinues hedge accounting prospectively when (1) it is determined that a derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (2) the derivative expires or is sold, terminated, or exercised or (3) the derivative is discontinued as a hedge instrument, because it is unlikely that a forecasted transaction will occur. As of December 31, 1999 no hedges were determined to be ineffective.

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value hedge, the derivative will continue to be carried on the balance sheet at its fair value. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive earnings are recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current period earnings. A fair value hedge is entered into when the derivative instrument, for which hedge accounting has been discontinued, exposes earnings to further change in exchange rates.

FINANCIAL INSTRUMENTS

At December 31, 1999, the carrying value of the company's long-term debt was $148.7 million and the fair value was $137.2 million. At December 31, 1998, the carrying value of the company's long-term debt was $148.7 million and the fair value was $150.5 million. The fair value of the long-term debt was estimated based on current rates available to the company for debt with similar characteristics. Cash and cash equivalents and trade receivables are valued at their carrying amounts as recorded in the statement of financial position, and are reasonable estimates of fair value given the relatively short period to maturity for these instruments.

CONCENTRATIONS OF CREDIT RISK

The company's main concentrations of credit risk consist primarily of temporary cash investments and trade receivables. Cash investments are made in a variety of high quality securities with prudent diversification requirements. Credit risk related to trade receivables is dispersed across a large number of customers located in various geographic areas. The company has off-balance sheet credit risk for the reimbursement from IBM of its pro rata share of postretirement benefits to be paid by the company (see Note 12).

14. SALES OF RECEIVABLES

The company accounts for the transfers of receivables as sales transactions. In the U.S., the company sells its receivables to a wholly-owned subsidiary, Lexmark Receivables Corporation ("LRC"), which then sells the receivables to an unrelated third party. LRC is a separate legal entity with its own separate creditors who, in a liquidation of LRC, would be entitled to be satisfied out of LRC's assets prior to any value in LRC becoming available for equity claims of the company.

In October 1999, the company amended the agreement to sell its U.S. trade receivables on a limited recourse basis. The maximum amount of U.S. trade receivables to be sold was increased from $125.0 million to $150.0 million. As collections reduce previously sold receivables, the company may replenish these with new receivables. At December 31, 1999, U.S. trade receivables of $140.0 million had been sold and, due to the revolving nature of the agreement, $140.0 million also remained outstanding. At December 31, 1998, U.S. trade receivables of $100.0 million had been sold and also remained outstanding. The agreement, which contains customary financial covenants, must be renewed annually, and is expected to be renewed upon its expiration in October 2000. The risk the company bears from bad debt losses on U.S. trade receivables sold is limited to approximately 13% of the outstanding balance of receivables sold. The company addresses this risk of loss in its allowance for doubtful accounts. Receivables sold may not include amounts over 60 days past due or concentrations over certain limits with any one customer.

The company had an agreement to sell up to 22 million deutsche marks of German trade receivables on a limited recourse basis. During 1998, this agreement was terminated.

Expenses incurred under these programs totaling $5.4 million, $6.6 million and $5.2 million for 1999, 1998 and 1997, respectively, are included in other expense in the statements of earnings.

In 1997, the company entered into three-year interest rate swaps with a total notional amount of $60.0 million, whereby the company pays interest at a fixed rate of approximately 6.5% and receives interest at a floating rate equal to the three-month LIBOR. Since May 1998, the swaps serve as a hedge of the receivables financings which are based on floating interest rates. Expense of $0.7 million and $0.5 million for 1999 and 1998, respectively, related to these swaps is included in other expense in the statements of earnings.

15. EARNINGS PER SHARE

                                                              FOR THE YEAR ENDED DECEMBER 31, 1999
                                                             ---------------------------------------
                                                              EARNINGS        SHARES       PER SHARE
                                                             (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                             -----------   -------------   ---------
Net earnings...............................................    $318.5
BASIC EPS
  Net earnings available to common stockholders............     318.5       129,360,700      $2.46
EFFECT OF DILUTIVE SECURITIES
  Long-term incentive plan.................................        --           137,362
  Stock options............................................        --         8,048,599
                                                               ------       -----------
DILUTED EPS
  Net earnings available to common stockholders plus
     assumed conversions...................................    $318.5       137,546,661      $2.32
                                                              --------------------------------------

Options to purchase an additional 39,946 shares of Class A common stock at prices between $82.81 and $87.06 per share were outstanding at December 31, 1999 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.

                                                              FOR THE YEAR ENDED DECEMBER 31, 1998
                                                             ---------------------------------------
                                                              EARNINGS        SHARES       PER SHARE
                                                             (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                             -----------   -------------   ---------
Net earnings...............................................    $243.0
BASIC EPS
     Net earnings available to common stockholders.........     243.0       133,242,738      $1.82
EFFECT OF DILUTIVE SECURITIES
  Long-term incentive plan.................................        --           240,764
     Stock options.........................................        --         9,318,278
                                                               ------       -----------
DILUTED EPS
     Net earnings available to common stockholders plus
       assumed conversions.................................    $243.0       142,801,780      $1.70
                                                              --------------------------------------

Options to purchase an additional 9,000 shares of Class A common stock at prices between $37.97 and $44.19 per share were outstanding at December 31, 1998 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.

                                                             FOR THE YEAR ENDED DECEMBER 31, 1997
                                                            ---------------------------------------
                                                             EARNINGS        SHARES       PER SHARE
                                                            (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                            -----------   -------------   ---------
Earnings before extraordinary item........................    $163.0
BASIC EPS
  Earnings available to common stockholders...............     163.0       142,628,622    $   1.14
EFFECT OF DILUTIVE SECURITIES
  Warrants................................................        --           648,476
  Long-term incentive plan................................        --            20,860
  Stock options...........................................        --         7,039,594
                                                              ------       -----------
DILUTED EPS
  Earnings available to common stockholders plus assumed
     conversions..........................................    $163.0       150,337,552    $   1.08
                                                             --------------------------------------

Options to purchase an additional 85,896 shares of Class A common stock at prices between $16.28 and $18.22 per share were outstanding at December 31, 1997 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.

All share and per share data have been restated to reflect a two-for-one stock split on June 10, 1999.

16. INTERNATIONAL OPERATIONS

The company manufactures and sells a variety of printers and associated supplies that have similar economic characteristics as well as similar customers, production processes and distribution methods and, therefore, continues to report one segment.

The following are revenues and long-lived asset information by geographic area for and as of December 31:

                                                                         REVENUES
                                                              ------------------------------
                                                                1999       1998       1997
                                                              ------------------------------
United States...............................................  $1,528.6   $1,410.5   $1,109.6
International...............................................   1,923.7    1,610.1    1,383.9
                                                              ------------------------------
     Total..................................................  $3,452.3   $3,020.6   $2,493.5
                                                              ------------------------------

                                                              LONG-LIVED ASSETS
                                                              ------------------
                                                               1999       1998
                                                              ------------------
United States...............................................  $358.4     $324.0
International...............................................   202.6      106.5
                                                              ------------------
     Total..................................................  $561.0     $430.5
                                                              ------------------

Revenues reported above are based on the countries to which the products are shipped.

17. SUMMARIZED FINANCIAL INFORMATION

The following is consolidated summarized financial information of International:

                                                                1999       1998       1997
--------------------------------------------------------------------------------------------
Statement of Financial Position Data:
  Current assets............................................  $1,088.7   $1,020.0   $  776.1
  Noncurrent assets.........................................     613.9      463.4      432.1
  Current liabilities.......................................     739.4      609.6      551.4
  Noncurrent liabilities....................................     308.0      299.6      160.0

Statement of Earnings Data:
  Revenues..................................................  $3,452.3   $3,020.6   $2,493.5
  Gross profit..............................................   1,229.5    1,086.2      870.0
  Earnings before extraordinary item........................     318.5      243.0      163.0
  Net earnings..............................................     318.5      243.0      149.0

Current liabilities include $3.9 million that are owed to Lexmark International Group, Inc. at December 31, 1999, 1998 and 1997.

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                   FIRST    SECOND     THIRD     FOURTH
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)   QUARTER   QUARTER   QUARTER   QUARTER
----------------------------------------------------------------------------------------
1999:
Revenues........................................  $787.0    $817.3    $845.0    $1,003.0
Gross profit....................................   285.2     295.6     303.6       345.1
Operating income................................   103.7     112.1     115.8       145.0
Net earnings....................................    67.8      74.5      76.5        99.7
Basic EPS*......................................  $ 0.52    $ 0.58    $ 0.59    $   0.78
Diluted EPS*....................................    0.48      0.55      0.56        0.73
Stock prices:
  High..........................................  $58.25    $74.38    $87.50    $ 104.00
  Low...........................................   42.56     49.50     59.63       61.81
1998:
Revenues........................................  $672.1    $697.3    $743.8    $  907.4
Gross profit....................................   246.6     256.4     267.9       315.3
Operating income................................    77.9      85.3      91.4       128.2
Net earnings....................................    49.5      53.8      57.8        81.9
Basic EPS*......................................  $ 0.36    $ 0.40    $ 0.44    $   0.62
Diluted EPS*....................................    0.34      0.38      0.41        0.58
Stock prices:
  High..........................................  $22.63    $32.09    $37.75    $  51.00
  Low...........................................   17.50     21.88     26.38       25.38
----------------------------------------------------------------------------------------

*The sum of the quarterly earnings per share amounts do not necessarily equal the year-to-date earnings per share due to changes in average share calculations. This is in accordance with prescribed reporting requirements.

All per share data and stock prices have been restated to reflect a two-for-one stock split on June 10, 1999.

                  MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS

The consolidated financial statements and related information included in this Financial Report are the responsibility of management and have been reported in conformity with generally accepted accounting principles. All other financial data in this Annual Report have been presented on a basis consistent with the information included in the consolidated financial statements. Lexmark International Group, Inc. maintains a system of financial controls and procedures, which includes the work of corporate auditors, which we believe provides reasonable assurance that the financial records are reliable in all material respects for preparing the consolidated financial statements and maintaining accountability for assets. The concept of reasonable assurance is based on the recognition that the cost of a system of financial controls must be related to the benefits derived and that the balancing of those factors requires estimates and judgment. This system of financial controls is reviewed, modified and improved as changes occur in business conditions and operations, and as a result of suggestions from the corporate auditors and PricewaterhouseCoopers LLP.

The Finance and Audit Committee, composed of outside members of the Board of Directors, meets periodically with management, the independent accountants and the corporate auditors, for the purpose of monitoring their activities to ensure that each is properly discharging its responsibilities. The Finance and Audit Committee, independent accountants, and corporate auditors have free access to one another to discuss their findings.

/s/ Paul J. Curlander

Paul J. Curlander
Chairman and chief executive officer

/s/ Gary E. Morin

Gary E. Morin
Executive vice president and chief financial officer

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the board of directors and stockholders of Lexmark International Group, Inc.

In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of earnings, cash flows and stockholders' equity appearing on pages 21 through 40 of this annual report on Form 10-K present fairly, in all material respects, the consolidated financial position of Lexmark International Group, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These consolidated financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Lexington, Kentucky
February 11, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except with respect to information regarding the executive officers of the Registrant, the information required by Part III, Item 10 of this Form 10-K is incorporated by reference herein, and made part of this Form 10-K, from the company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year. The information with respect to the executive officers of the Registrant is included under the heading "Executive Officers of the Registrant" in Item 1 above.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by Part III, Item 11 of this Form 10-K is incorporated by reference herein, and made part of this Form 10-K, from the company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by Part III, Item 12 of this Form 10-K is incorporated by reference herein, and made part of this Form 10-K, from the company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Part III, Item 13 of this Form 10-K is incorporated by reference herein, and made part of this Form 10-K, from the company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1 FINANCIAL STATEMENTS:

     Financial statements filed as part of this Form 10-K are included under
     Part II, Item 8.

(a)2 Financial Statement Schedules:

                                                                 PAGES IN FORM 10-K
                                                                 ------------------
      Report of Independent Accountants                                 45
      For the years ended December 31, 1999, 1998, and 1997:
        Schedule II -- Valuation and Qualifying Accounts                46

All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the board of directors and stockholders of Lexmark International Group, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 11, 2000 appearing on page 42 of this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule on page 46 of this Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Lexington, Kentucky
February 11, 2000

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                             (DOLLARS IN MILLIONS)

                  (A)                        (B)                 (C)                (D)          (E)
                                                              ADDITIONS
                                                       -----------------------
                                          BALANCE AT   CHARGED TO   CHARGED TO                BALANCE AT
                                          BEGINNING    COSTS AND      OTHER                     END OF
              DESCRIPTION                 OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
              -----------                 ----------   ----------   ----------   ----------   ----------
1997:
  Allowance for doubtful accounts.......    $18.0        $ 5.1          $--        $ (3.7)      $19.4
  Inventory reserves....................     33.6         26.5          --          (20.5)       39.6
  Deferred tax assets valuation
     allowance..........................     32.3          3.8          --          (15.3)       20.8
1998:
  Allowance for doubtful accounts.......    $19.4        $11.0          $--        $ (6.2)      $24.2
  Inventory reserves....................     39.6         35.1          --          (36.5)       38.2
  Deferred tax assets valuation
     allowance..........................     20.8          0.2          --           (2.6)       18.4
1999:
  Allowance for doubtful accounts.......    $24.2        $ 6.5          $--        $ (6.6)      $24.1
  Inventory reserves....................     38.2         28.4          --          (32.0)       34.6
  Deferred tax assets valuation
     allowance..........................     18.4          1.6          --          (18.2)        1.8

ITEM 14(a)(3).  EXHIBITS

Exhibits for the company are listed in the Index to Exhibits beginning on page E-1.

(b) REPORTS ON FORM 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Lexington, State of Kentucky, on March 20, 2000.

                                          LEXMARK INTERNATIONAL GROUP, INC.

                                          By /s/ Paul J. Curlander
                                            ------------------------------------
                                            Name: Paul J. Curlander
                                            Title:  Chairman and Chief Executive
                                             Officer

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

                   SIGNATURE                                    TITLE                        DATE
                   ---------                                    -----                        ----
/s/ Paul J. Curlander                             Chairman and Chief Executive          March 20, 2000
------------------------------------------------    Officer (Principal Executive
Paul J. Curlander                                   Officer)

/s/ Gary E. Morin                                 Executive Vice President/Chief        March 20, 2000
------------------------------------------------    Financial Officer (Principal
Gary E. Morin                                       Financial Officer)

/s/ David L. Goodnight                            Vice President and Corporate          March 20, 2000
------------------------------------------------    Controller (Principal Accounting
David L. Goodnight                                  Officer)

*                                                 Director                              March 20, 2000
------------------------------------------------
B. Charles Ames

*                                                 Director                              March 20, 2000
------------------------------------------------
Frank T. Cary

*                                                 Director                              March 20, 2000
------------------------------------------------
William R. Fields

*                                                 Director                              March 20, 2000
------------------------------------------------
Ralph E. Gomory

*                                                 Director                              March 20, 2000
------------------------------------------------
Stephen R. Hardis

*                                                 Director                              March 20, 2000
------------------------------------------------
James F. Hardymon

*                                                 Director                              March 20, 2000
------------------------------------------------
Robert Holland, Jr.

*                                                 Director                              March 20, 2000
------------------------------------------------
Marvin L. Mann

*                                                 Director                              March 20, 2000
------------------------------------------------
Michael J. Maples

*                                                 Director                              March 20, 2000
------------------------------------------------
Martin D. Walker

* Vincent J. Cole, Attorney-in-Fact

                               INDEX TO EXHIBITS

NUMBER                     DESCRIPTION OF EXHIBITS
-----    ------------------------------------------------------------
  3.1    Third Restated Certificate of Incorporation of Lexmark
         International Group, Inc. (the "company"). (1)
  3.2    Amendment to Third Restated Certificate of Incorporation of
         the company. (2)
  3.3    Company By-Laws as Amended and Restated April 29, 1999. (2)
  4.1    Form of Lexmark International, Inc. ("International") 6.75%
         Senior Notes due 2008. (3)
  4.2    Indenture dated as of May 11, 1998 among International, as
         Issuer, and the company, as Guarantor, to the Bank of New
         York, as Trustee. (3)
  4.3    Amended and Restated Rights Agreement, dated as of February
         11, 1999, between the company and ChaseMellon Shareholder
         Services, L.L.C., as Rights Agent. (4)
  4.4    Specimen of Class A common stock certificate. (1)
 10.1    Agreement, dated as of May 31, 1990, between International and Canon Inc., and Amendment thereto. (5)*
 10.2    Agreement, dated as of March 26, 1991, between International and Hewlett-Packard Company. (5)*
 10.3    Patent Cross-License Agreement, effective October 1, 1996, between Hewlett-Packard Company and International. (6)*
 10.4    Amended and Restated Lease Agreement, dated as of January 1,
         1991, between IBM and International, and First Amendment
         thereto. (7)
 10.5    Amended and Restated Receivables Purchase Agreement, dated as of March 31, 1998, among International, as Servicer,
         Lexmark Receivables Corporation ("LRC"), as Seller, Delaware
         Funding Corporation, as Buyer, and Morgan Guaranty Trust
         Company of New York, as Administrative Agent. (8)
 10.6    Amendment to Amended and Restated Receivables Purchase
         Agreement, dated as of November 30, 1998, among
         International, as Servicer, LRC, as Seller, Delaware Funding
         Corporation, as Buyer, and Morgan Guaranty Trust Company of
         New York, as Administrative Agent. (9)
 10.7    Second Amendment to Amended and Restated Receivables
         Purchase Agreement, dated as of October 25, 1999, among
         International, as Servicer, LRC, as Seller, Delaware Funding
         Corporation, as Buyer, and Morgan Guaranty Trust Company of
         New York, as Administrative Agent.
 10.8    Amended and Restated Purchase Agreement, dated as of March
         31, 1998, between International, as Originator, and LRC, as
         Buyer. (8)
 10.9    Amendment to Amended and Restated Purchase Agreement, dated as of November 30, 1998, between International, as
         Originator, and LRC, as Buyer. (9)
10.10    Lexmark International Group, Inc. Stock Option Plan for
         Executives and Senior Officers. (7)+
10.11    First Amendment to the Stock Option Plan for Executives and
         Senior Officers, dated as of October 31, 1994. (1)+
10.12    Second Amendment to the Stock Option Plan for Executives and
         Senior Officers, dated as of September 13, 1995. (1)+
10.13    Third Amendment to the Stock Option Plan for Executives and
         Senior Officers, dated as of April 29, 1999. (10)+
10.14    Fourth Amendment to the Stock Option Plan for Executives and
         Senior Officers, dated as of July 29, 1999. (10)+
10.15    Form of Management Stock Option Agreement, among the
         company, International and Named Executive Officers
         (including a schedule of Named Executive Officers, grant
         dates and number of shares granted pursuant to options).
         (1)+

NUMBER                      DESCRIPTION OF EXHIBITS
------                      -----------------------
 10.16    Lexmark International Group, Inc. Stock Incentive Plan,
          Amended and Restated Effective April 30, 1998. (8)+
 10.17    Amendment No. 1 to the Lexmark International Group, Inc.
          Stock Incentive Plan, as Amended and Restated, dated as of
          April 29, 1999. (10)+
 10.18    Form of Non-Qualified Stock Option Agreement, pursuant to
          the company's Stock Incentive Plan. (3)+
 10.19    Lexmark International Group, Inc. Nonemployee Director Stock
          Plan, Amended and Restated, Effective April 30, 1998. (3)+
 10.20    Amendment No. 1 to the Lexmark International Group, Inc.
          Nonemployee Director Stock Plan, dated as of February 11,
          1999. (2)+
 10.21    Amendment No. 2 to the Lexmark International Group, Inc.
          Nonemployee Director Stock Plan, dated as of April 29, 1999.
          (10)+
 10.22    Form of Non-Qualified Stock Option Agreement, pursuant to
          the company's Nonemployee Director Stock Plan, Amended and
          Restated effective April 30, 1998. (11)+
 10.23    Employment Agreement, dated as of March 18, 1997, by and
          among Paul J. Curlander, the company and International.
          (12)+
 10.24    Form of Change in Control Agreement entered into as of April
          30, 1998 among the company, International and certain
          officers thereof. (11)+
 10.25    Form of Indemnification Agreement entered into as of April
          30, 1998 among the company, International and certain
          officers thereof. (11)+
 10.26    Employment Agreement, dated as of April 30, 1998, by and
          among Bernard V. Masson, the company and International.
 10.27    Employment Agreement, dated as of April 30, 1998, by and
          among Thomas B. Lamb, the company and International. (9)+
 10.28    Employment Agreement, dated as of April 30, 1998, by and
          among Alfred A. Traversi, the company and International.
          (9)+
 10.29    Employment Agreement, dated as of April 30, 1998, by and
          among Gary E. Morin, the company and International. (11)+
 10.30    Credit Agreement, dated as of January 27, 1998, among the
          company, as Parent Guarantor, International, as Borrower,
          the Lenders party thereto, Fleet National Bank, as
          Documentation Agent, Morgan Guaranty Trust Company of New
          York, as Syndication Agent, and The Chase Manhattan Bank, as
          Administrative Agent. (12)
  21      Subsidiaries of the company as of December 31, 1999.
  23      Consent of PricewaterhouseCoopers LLP.
  24      Powers of Attorney.
  27      Financial Data Schedule.

---------------

* Confidential treatment previously granted by the Securities and Exchange Commission.

+   Indicates management contract or compensatory plan, contract or arrangement.

(1) Incorporated by reference to the company's Form S-1 Registration Statement, Amendment No. 1, (Registration No. 33-97218) filed with the Commission on October 27, 1995.

(2) Incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (Commission File No. 1-14050).

(3) Incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Commission File No. 1-14050).

(4) Incorporated by reference to the company's Amended Registration Statement on Form 8-A filed with the Commission on March 12, 1999 (Commission File No. 1-14050).

(5) Incorporated by reference to the company's Form S-1 Registration Statement, Amendment No. 2 (Registration No. 33-97218) filed with the Commission on November 13, 1995.

(6) Incorporated by reference to the company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1996 (Commission File No. 1-14050).

(7) Incorporated by reference to the company's Form S-1 Registration Statement (Registration No. 33-97218) filed with the Commission on September 22, 1995.

(8) Incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (Commission File No. 1-14050).

(9) Incorporated by reference to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (Commission File No. 1-14050).

(10) Incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (Commission File No. 1-14050).

(11) Incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (Commission File No. 1-14050).

(12) Incorporated by reference to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 1-14050).