Form 10-Q
period 2000-03-31
LEXMARK INTERNATIONAL GROUP INC
filed 2000-05-10
CIK 1001288

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                                   (Mark One)
        X         For the Quarterly Period Ended March 31, 2000

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

                                 (859) 232-2000
              (Registrant's telephone number, including area code)
           Securities registered pursuant to Section 12(b) of the Act:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The registrant had 129,237,816 shares outstanding (excluding shares held in treasury) of Class A common stock, par value $0.01 per share, as of the close of business on May 5, 2000.

================================================================================

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                                      INDEX




                                                                        Page of
                                                                       Form 10-Q
                                                                       ---------
                                     PART I

 ITEM 1. Financial Statements

         CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (Unaudited)
             THREE MONTHS ENDED MARCH 31, 2000 AND 1999........................2

         CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION (Unaudited)
             AS OF MARCH 31, 2000 AND DECEMBER 31, 1999........................3

         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
             THREE MONTHS  ENDED MARCH 31, 2000 AND 1999.......................4

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)....5-7

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION (Unaudited).....................8-10

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........11

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

                         Part I - Financial Information

Item 1.  Financial Statements

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                     (In Millions, Except Per Share Amounts)
                                   (Unaudited)

                                               Three Months Ended
                                                    March 31
                                           ----------------------------

                                             2000              1999
                                             ----              ----
Revenue                                     $891.7            $787.0
Cost of revenue                              576.6             501.8
                                            ------            ------
         Gross profit                        315.1             285.2

Research and development                      53.8              45.4
Selling, general and administrative          140.9             136.1
                                            ------            ------
         Operating expense                   194.7             181.5
                                            ------            ------

         Operating income                    120.4             103.7

Interest expense                               2.6               2.2
Other                                          2.4               1.0
                                            ------            ------

         Earnings before income tax          115.4             100.5

Provision for income tax                      35.2              32.7
                                            ------            ------
         Net earnings                       $ 80.2            $ 67.8
                                            ======            ======

Basic net earnings per share                $ 0.62            $ 0.52
                                            ======            ======

Diluted net earnings per share              $ 0.59            $ 0.48
                                            ======            ======


Shares used in per share calculation:
         Basic                               129.0             130.5
                                            ======            ======
         Diluted                             136.3             140.9
                                            ======            ======




All share and per share data have been restated to reflect a two-for-one stock split effective June 10, 1999.

See notes to consolidated condensed financial statements.

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                       (In Millions, Except Share Amounts)
                                   (Unaudited)

                                                                              March 31     December 31
                                                                                2000          1999
                                                                              --------     -----------
ASSETS
Current assets:
     Cash and cash equivalents                                               $  113.4       $   93.9
     Trade receivables, net of allowance of $24.8 in 2000 and $24.1 in 1999     474.5          507.3
     Inventories                                                                387.3          387.7
     Prepaid expenses and other current assets                                  107.8           99.8
                                                                             --------       --------
             Total current assets                                             1,083.0        1,088.7

Property, plant and equipment, net                                              575.7          561.0
Other assets                                                                     69.4           52.9
                                                                             --------       --------
             Total assets                                                    $1,728.1       $1,702.6
                                                                             ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term debt                                                         $   11.9       $   16.2
     Accounts payable                                                           268.0          300.9
     Accrued liabilities                                                        346.5          418.4
                                                                             --------       --------
             Total current liabilities                                          626.4          735.5

Long-term debt                                                                  148.8          148.7
Other liabilities                                                               159.0          159.3
                                                                             --------       --------
             Total liabilities                                                  934.2        1,043.5
                                                                             --------       --------

Stockholders' equity:
     Preferred stock, $.01 par value, 1,600,000 shares authorized,
       no shares issued and outstanding                                           -              -
     Common stock, $.01 par value:
             Class A, 450,000,000 shares authorized; 129,263,096 and
              128,120,358 outstanding in 2000 and 1999, respectively              1.5            1.5
             Class B, 10,000,000 shares authorized; no shares issued and
              outstanding                                                         -              -
     Capital in excess of par                                                   682.7          630.4
     Retained earnings                                                          810.5          730.3
     Treasury stock, at cost; 25,441,266 shares in 2000 and 1999               (672.3)        (672.3)
     Accumulated other comprehensive loss                                       (28.5)         (30.8)
                                                                             --------       --------
             Total stockholders' equity                                         793.9          659.1
                                                                             --------       --------
             Total liabilities and stockholders' equity                      $1,728.1       $1,702.6
                                                                             ========       ========

See notes to consolidated condensed financial statements.

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (In Millions)
                                   (Unaudited)


                                                                   Three Months Ended
                                                                        March 31
                                                                   ------------------
                                                                     2000      1999
                                                                     ----      ----
Cash flows from operating activities:
 Net earnings                                                      $ 80.2     $ 67.8
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
         Depreciation and amortization                               21.3       19.0
         Deferred taxes                                               3.5      (1.2)
         Other non-cash charges to operations                         1.7        6.8
                                                                   ------     ------
                                                                    106.7       92.4
         Change in assets and liabilities:
          Trade receivables                                          72.8       46.3
          Trade receivables program                                 (40.0)       -
          Inventories                                                 0.4      (18.2)
          Accounts payable                                          (32.9)       8.0
          Accrued liabilities                                       (71.9)      (6.0)
          Other assets and liabilities                              (17.1)      (7.0)
                                                                   ------     ------
            Net cash provided by operating activities                18.0      115.5
                                                                   ------     ------

Cash flows from investing activities:
 Purchases of property, plant and equipment                         (41.5)     (30.4)
 Proceeds from sales of property, plant and equipment                 0.3        0.1
                                                                   ------     ------
            Net cash used for investing activities                  (41.2)     (30.3)
                                                                   ------     ------

Cash flows from financing activities:
 Decrease in short-term debt                                         (4.9)      (0.5)
 Purchase of treasury stock                                           -       (154.6)
 Exercise of stock options                                           48.0        3.4
                                                                   ------     ------
            Net cash provided by (used for) financing activities     43.1     (151.7)
                                                                   ------     ------

Effect of exchange rate changes on cash                              (0.4)      (1.3)
                                                                   ------     ------

Net increase (decrease) in cash and cash equivalents                 19.5      (67.8)
Cash and cash equivalents - beginning of period                      93.9      149.0
                                                                   ------     ------

Cash and cash equivalents - end of period                          $113.4     $ 81.2
                                                                   ======     ======

See notes to consolidated condensed financial statements.

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1.     BASIS OF PRESENTATION

       The accompanying interim financial statements are unaudited; however, in the opinion of Lexmark International Group, Inc. (together with its subsidiaries, the "company") management, all adjustments (which comprise only normal and recurring accruals) necessary for a fair presentation of the interim financial results have been included. The results for the interim periods are not necessarily indicative of results to be expected for the entire year. These financial statements and notes should be read in conjunction with the company's audited annual consolidated financial statements for the year ended December 31, 1999.

2.     INVENTORIES
          (Dollars in millions)

       Inventories consist of the following:

                                                    March 31       December 31
                                                      2000             1999
                                                    --------       -----------
       Work in process                               $ 163.6         $ 169.5
       Finished goods                                  223.7           218.2
                                                     -------         -------
                                                     $ 387.3         $ 387.7
                                                     =======         =======


3.     OTHER COMPREHENSIVE EARNINGS (LOSS)
           (Dollars in millions)

       Comprehensive earnings consists of the following:

                                                            Three Months Ended
                                                                  March 31
                                                            ------------------
                                                            2000          1999
                                                            ----          ----
      Net earnings                                         $80.2         $67.8
      Other comprehensive earnings (loss):
          Foreign currency translation adjustment           (6.5)         (5.6)
          Cash flow hedging (net of related tax
            liability of $2.1 in 2000 and $0 in 1999)        7.1           6.5
          Minimum pension liability adjustment (net
            of related tax benefit of $0 in 2000 and 1999)   1.7           0.2
                                                           -----         -----
      Comprehensive earnings                               $82.5         $68.9
                                                           =====         =====

Accumulated other comprehensive earnings (loss) consists of the following:

                                                                             Accumulated
                                                                Minimum         Other
                                     Translation   Cash Flow    Pension     Comprehensive
                                     Adjustment     Hedges     Liability   Earnings (Loss)
                                     ----------     ------     ---------   ---------------
      Balance, December 31, 1999      $(34.9)       $ 8.5        $(4.4)       $(30.8)
      First quarter 2000 change         (6.5)         7.1          1.7           2.3
                                      ------        -----        -----        ------
      Balance, March 31, 2000         $(41.4)       $15.6        $(2.7)       $(28.5)
                                      ======        =====        =====        ======



4.    EARNINGS PER SHARE (EPS)
      (Dollars in millions, except share amounts)

      The following is a reconciliation of the weighted average shares used in the basic and diluted EPS calculations:

                                                Three Months Ended
                                                      March 31
                                          ----------------------------------
                                               2000              1999
                                               ----              ----

      Net earnings                             $80.2             $67.8
                                               =====             =====

      Weighted average shares used
        for basic EPS                      129,017,390      130,548,178

      Effect of dilutive securities
        Long-term incentive plan               107,556          104,072
        Stock options                        7,183,513       10,275,778
                                           -----------      -----------

      Weighted average shares used
        for diluted EPS                    136,308,459      140,928,028
                                           ===========      ===========

      Basic net EPS                           $0.62           $0.52
      Diluted net EPS                         $0.59           $0.48


      Options to purchase an additional 1,138,463 and 1,155,454 shares of Class A common stock were outstanding at March 31, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because their effect would be antidilutive.

5.     SUMMARIZED FINANCIAL INFORMATION
       (Dollars in millions)

       The following is consolidated summarized financial information of Lexmark International, Inc., a wholly-owned subsidiary of Lexmark International Group, Inc.

                                                 March 31      December 31
                                                   2000           1999
                                                 --------      -----------
       Statement of financial position data:
        Current assets                          $1,083.0        $1,088.7
        Noncurrent assets                          645.1           613.9

        Current liabilities                        626.4           739.4
        Noncurrent liabilities                     307.8           308.0


                                                       Three Months Ended
                                                             March 31
                                                       -------------------
                                                       2000           1999
                                                       ----           ----
      Statement of earnings data:
       Revenue                                        $891.7         $787.0
       Gross profit                                    315.1          285.2
       Net earnings                                     80.2           67.8

      Current liabilities at December 31, 1999 included $3.9 million that was owed to Lexmark International Group, Inc.

6.    SUBSEQUENT EVENTS

      At the company's annual meeting of stockholders on April 27, 2000, the stockholders approved an Agreement and Plan of Merger providing for the merger of the company with and into Lexmark International, Inc., the company's wholly-owned subsidiary.

      The stockholders also approved an increase in the number of authorized shares of the company's Class A common stock from 450 million shares to 900 million shares.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
         (Unaudited)

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES


Results of Operations
---------------------

Consolidated revenue for the three months ended March 31, 2000 was $892 million, an increase of 13% over the same period of 1999. Revenue was adversely affected by foreign currency exchange rates due to weakening of European currencies against the U.S. dollar. Without the negative impact of foreign currency translation, revenue growth would have been 18%. Total U.S. revenue increased $50 million or 15% and international revenue, including exports from the U.S., increased $55 million or 12%. Revenue from sales to all original equipment manufacturers ("OEM") customers accounted for less than 15% of consolidated revenue in the first quarter of 2000 with no single OEM customer accounting for more than 10% of total revenue.

The revenue growth was primarily driven by unit volume increases in printers and associated supplies. Total printer volume grew at double-digit rates and associated printer supplies revenue increased in the first quarter of 2000 as compared to the same period of 1999, primarily due to the continued growth of the company's installed base. Consolidated gross profit was $315 million for the first three months of 2000, an increase of 10% from the same period of 1999, mainly driven by printer and associated supplies volume increases. Gross profit as a percentage of revenue for the quarter ended March 31, 2000 decreased to 35.3% from 36.2% in the first quarter of 1999 principally due to reduced prices on printers and a mix shift among products.

Total operating expense increased 7% for the quarter ended March 31, 2000 compared to the same period of 1999. Operating expense as a percentage of revenue decreased to 21.8% compared to 23.1% in 1999 primarily due to increased revenue and lower selling, general and administrative expenses as a percentage of revenue.

Consolidated operating income was $120 million for the first quarter of 2000, an increase of 16% over the same period of 1999. This increase was due principally to higher printer and associated supplies sales volume and lower selling, general and administrative expenses as a percentage of revenue.

Net earnings for the first quarter were $80 million, an increase of 18% over the first quarter of 1999, primarily due to increased revenue and a higher operating margin.

Basic net earnings per share were $0.62 for the first quarter of 2000 versus $0.52 in 1999, an increase of 20%. Diluted net earnings per share were $0.59 in the first quarter of 2000, compared to $0.48 in 1999, an increase of 22%. These increases were due to the improved net earnings, fewer shares outstanding as a result of share repurchases throughout 1999 and a lower effective income tax rate. The income tax provision was 30.5% of earnings before tax in the first quarter of 2000 as compared to 32.5% in the first quarter of 1999. The decrease in the effective income tax rate was primarily due to lower income tax rates on manufacturing activities in certain countries.


Financial  Condition
--------------------

The company's financial position remains strong at March 31, 2000, with working capital of $457 million compared to $353 million at December 31, 1999. At March 31, 2000, the company had outstanding $12 million of short-term debt and $149 million of long-term debt. The debt to total capital ratio was 17% at March 31, 2000 compared to 20% at December 31, 1999.

Cash provided by operating activities for the three months ended March 31, 2000 was $18 million compared to $116 million for the same period of 1999. This decrease was primarily attributable to decreases in accounts payable and accrued liabilities.

Capital expenditures for the first three months of 2000 were $42 million compared to $30 million for the same period of 1999. This increase is primarily due to expansion of printer and associated supplies manufacturing capacity and new products. It is anticipated that capital expenditures for 2000 will be approximately $350 million. The 2000 capital expenditures are expected to be funded primarily through cash from operations.

As of March 31, 2000, the company's board of directors had authorized the repurchase of up to $1.0 billion of its Class A common stock. This repurchase authority allows the company at management's discretion to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During the first quarter of 2000, no shares were repurchased. As of March 31, 2000 the company had repurchased 25,469,028 shares at prices ranging from $10.63 to $75.75 for an aggregate cost of approximately $673 million.

Factors That  May Affect  Future  Results  and  Information Concerning Forward -
--------------------------------------------------------------------------------
Looking Statements
------------------

Statements contained in this report which are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the company. There can be no assurance that future developments affecting the company will be those anticipated by management, and there are a number of factors that could adversely affect the company's future operating results or cause the company's actual results to differ materially from the estimates or expectations reflected in such forward-looking statements, including without limitation, the factors set forth below:

o The company's future operating results may be adversely affected if it is unable to continue to develop, manufacture and market products that meet customers' needs. The markets for laser and inkjet printers and associated supplies are increasingly competitive, especially with respect to pricing and the introduction of new technologies and products offering improved features and functionality. The company and its major competitors, all of which have significantly greater financial, marketing and technological resources than the company, have regularly lowered prices on their printers and are expected to continue to do so. In particular, the inkjet printer market has experienced and is expected to continue to experience significant printer price pressure from the company's major competitors. Price reductions on inkjet or laser printer products or the inability to reduce costs, contain expenses or increase sales as currently expected, as well as price protection measures, could result in lower profitability and jeopardize the company's ability to grow or maintain its market share, particularly at a time when the company is increasing its investment to support product introductions, expand capacity and enter new geographies.

o Delays in customer purchases of existing products in anticipation of new product introductions by the company or its competitors and market acceptance of new products and pricing programs, the reaction of competitors to any such new products or programs, the life cycles of the company's products, as well as delays in product development and manufacturing, variations in the cost of component parts, may cause a buildup in the company's inventories, make the transition from current products to new products difficult and could adversely affect the company's future operating results. The competitive pressure to develop technology and products also could cause significant changes in the level of the company's operating expenses.

o Revenues derived from international sales, including exports from the United States, make up over half of the company's revenues. Accordingly, the company's future results could be adversely affected by a variety of factors, including foreign currency exchange rate fluctuations, trade protection measures, changes in a specific country's or region's political or economic conditions and unexpected changes in regulatory requirements. Moreover, margins on international sales tend to be lower than those on domestic sales, and the company believes that international operations in new geographic markets will be less profitable than operations in the U.S. and European markets, in part, because of the higher investment levels for marketing, selling and distribution required to enter these markets.

o The company's performance depends in part upon its ability to increase printer and associated supplies manufacturing capacity in line with growing market demands, to manage inventory levels to support the demands of new customers as well as its established customer base and to address production and supply difficulties. The company's future operating results and its ability to effectively grow or maintain its market share may be adversely affected if it is unable to address these issues on a timely basis.

o The company markets and sells its products through several sales channels. The company's future results may be adversely affected by any conflicts that might arise between its various sales channels.

o The company's success depends in part on its ability to obtain patents, copyrights and trademarks, maintain trade secret protection and operate without infringing the proprietary rights of others. Current or future claims of intellectual property infringement could prevent the company from obtaining technology of others and could otherwise adversely affect its operating results, cash flows, financial position or business, as could expenses incurred by the company in enforcing its intellectual property rights against others or defending against claims that the company's products infringe the intellectual property rights of others.

o Factors unrelated to the company's operating performance, including economic and business conditions, both national and international; the loss of significant customers or suppliers; the impact of any remaining year 2000 issues; the outcome of pending and future litigation or governmental proceedings; and the ability to retain and attract key personnel, could also adversely affect the company's operating results. In addition, trading activity in the company's common stock, particularly the trading of large blocks and interday trading in the company's common stock, may affect the company's common stock price.

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

Interest Rates
--------------

At March 31, 2000, the fair value of the company's senior notes is estimated at $138 million using quoted market prices and yields obtained through independent pricing sources for the same or similar types of borrowing arrangements, taking into consideration the underlying terms of the debt. The carrying value of the senior notes as recorded in the statement of financial position exceeded the fair value at March 31, 2000 by approximately $11 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $7 million at March 31, 2000.

Foreign Currency Exchange Rates
-------------------------------

The company employs a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the company's functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the company is exposed include the euro and other European currencies, the Japanese yen and other Asian and South American currencies. Exposures are hedged with foreign currency forward contracts, put options, and call options with maturity dates of less than one year. The potential loss in fair value at March 31, 2000 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $19 million. This loss would be mitigated by corresponding gains on the underlying exposures.

               LEXMARK INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                           Part II. Other Information



Item 4.   Submission of Matters to a Vote of Security Holders


          (a) The company's Annual Meeting of Stockholders was held on April 27, 2000.

          (b) At said Annual Meeting, the stockholders voted on the following three proposals:

              (i) The election of four Directors for terms expiring in 2003. The stockholders elected the Directors by the following votes:


                  Director               Votes For            Votes Withheld
                  --------               ---------            --------------
              Michael J. Maples         108,671,291              445,102
              Stephen R. Hardis         108,633,879              482,514
              William R. Fields         108,673,143              443,250
              Robert Holland, Jr.       108,669,755              446,638

              The terms of office of B. Charles Ames, Frank T. Cary, Paul J. Curlander, Ralph E. Gomory, James F. Hardymon, Marvin L. Mann and Martin D. Walker continued after the meeting. In addition, the board of directors elected Teresa Beck to a newly created directorship at the April 27, 2000 board meeting.


              (ii) The approval of an Agreement and Plan of Merger providing for the merger of the company with and into Lexmark International, Inc., the company's wholly-owned subsidiary. The stockholders approved such plan by the following votes:


                Votes For           Votes Against          Abstentions
                ---------           -------------          -----------
               108,603,987              17,266               483,130

              (iii) The approval of an amendment to the Third Restated Certificate of Incorporation, as amended, increasing the number of authorized shares of Class A common stock from 450 million shares to 900 million shares. The stockholders approved such amendment by the following votes:


                Votes For           Votes Against          Abstentions
                ---------           -------------          -----------
               92,597,532            16,231,248              287,613

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

                                       Lexmark International Group, Inc.
                                       (Registrant)



Date:  May 10, 2000                    By:  /s/ David L. Goodnight
       ------------                         ----------------------
                                       David L. Goodnight
                                       Vice President and Corporate Controller
                                       (Chief Accounting Officer)

                                  EXHIBIT INDEX


Exhibits:

2 Agreement and Plan of Merger dated as of February 29, 2000 by and between Lexmark International Group, Inc. (the "company") and Lexmark International, Inc. ("International").

3(i) Amendment to Third Restated Certificate of Incorporation of the company.

10 Amended and Restated Employment Agreement, dated as of January 1, 2000, by and among Thomas B. Lamb, the company and International.

27       Financial Data Schedule



---------------------------------