Form 10-Q
period 2000-06-30
LEXMARK INTERNATIONAL INC /KY/
filed 2000-08-10
CIK 1001288

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

    (Mark One)
        |X|       For the Quarterly Period Ended June 30, 2000

                                       OR

                Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                           Commission File No.1-14050

                           LEXMARK INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                     06-1308215
     (State or other jurisdiction                      (I.R.S. Employer
   of incorporation or organization)                  Identification No.)

      One Lexmark Centre Drive
      740 West New Circle Road
       Lexington, Kentucky                                  40550
(Address of principal executive offices)                  (Zip Code)

                                 (859) 232-2000
              (Registrant's telephone number, including area code)

                        Lexmark International Group, Inc.
        (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The registrant had 127,453,928 shares outstanding (excluding shares held in treasury) of Class A common stock, par value $0.01 per share, as of the close of business on August 4, 2000.

================================================================================

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page of
                                                                       Form 10-Q
                                                                       ---------
                                     PART I

ITEM 1.  Financial Statements

        CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (Unaudited)
                  THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999.....2

        CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION (Unaudited)
                  AS OF JUNE 30, 2000 AND DECEMBER 31, 1999....................3

        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                 SIX MONTHS  ENDED JUNE 30, 2000 AND 1999......................4

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited).....5-8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF

         OPERATIONS AND FINANCIAL CONDITION (Unaudited).....................9-12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............12

                                     PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................14

                         Part I - Financial Information

Item 1.  Financial Statements

                  LEXMARK INTERNATIONAL, INC.* AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                     (In Millions, Except Per Share Amounts)
                                   (Unaudited)

                                                Three Months Ended                Six Months Ended
                                                      June 30                         June 30
                                           ------------------------------    ---------------------------
                                               2000            1999              2000          1999
                                               ----            ----              ----          ----
Revenue                                       $893.0          $817.3          $1,784.7       $1,604.3
Cost of revenue                                584.8           521.7           1,161.4        1,023.5
                                              ------          ------          --------       --------
         Gross profit                          308.2           295.6             623.3          580.8

Research and development                        52.9            48.6             106.7           94.0
Selling, general and administrative            141.4           134.9             282.3          271.0
                                              ------          ------          --------       --------
         Operating expense                     194.3           183.5             389.0          365.0
                                              ------          ------          --------       --------

         Operating income                      113.9           112.1             234.3          215.8

Interest expense                                 3.2             2.6               5.8            4.8
Other (income) expense                          (2.1)            2.2               0.3            3.2
                                              ------          ------          --------       --------

         Earnings before income tax            112.8           107.3             228.2          207.8

Provision for income tax                        28.7            32.8              63.9           65.5
                                              ------          ------          --------       --------
         Net earnings                         $ 84.1          $ 74.5          $  164.3       $  142.3
                                              ======          ======          ========       ========

Basic net earnings per share                  $ 0.65          $ 0.58          $   1.27       $   1.10
                                              ======          ======          ========       ========

Diluted net earnings per share                $ 0.62          $ 0.55          $   1.21       $   1.03
                                              ======          ======          ========       ========


Shares used in per share calculation:

         Basic                                 129.0           129.1             129.0          129.8
                                              ======          ======          ========       ========
         Diluted                               135.7           136.4             136.0          138.7
                                              ======          ======          ========       ========




See notes to consolidated condensed financial statements.

* The financial statements included herein are those of Lexmark International Group, Inc. Effective July 1, 2000, Lexmark International Group, Inc. was merged with and into Lexmark International, Inc.

                  LEXMARK INTERNATIONAL, INC.* AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION

                       (In Millions, Except Share Amounts)
                                   (Unaudited)

                                                                                 June 30         December 31
                                                                                  2000              1999
                                                                              --------------  -----------------
ASSETS
Current assets:

     Cash and cash equivalents                                                  $   52.6           $    93.9
     Trade receivables, net of allowance of $24.4 in 2000 and $24.1 in 1999        488.8               507.3
     Inventories                                                                   378.7               387.7
     Prepaid expenses and other current assets                                     122.7                99.8
                                                                                --------            --------
             Total current assets                                                1,042.8             1,088.7

Property, plant and equipment, net                                                 632.9               561.0
Other assets                                                                        76.0                52.9
                                                                                --------            --------
             Total assets                                                       $1,751.7            $1,702.6
                                                                                ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

     Short-term debt                                                            $   51.8            $   16.2
     Accounts payable                                                              301.0               300.9
     Accrued liabilities                                                           389.7               418.4
                                                                                --------            --------
             Total current liabilities                                             742.5               735.5

Long-term debt                                                                     148.8               148.7
Other liabilities                                                                  159.4               159.3
                                                                                --------            --------
             Total liabilities                                                   1,050.7             1,043.5
                                                                                --------            --------

Stockholders' equity:
     Preferred stock, $.01 par value, 1,600,000 shares authorized,
       no shares issued and outstanding                                              -                   -
     Common stock, $.01 par value:
             Class A, 900,000,000 shares authorized; 127,352,686 and
              128,120,358 outstanding in 2000 and 1999, respectively                 1.6                 1.5
             Class B, 10,000,000 shares authorized; no shares outstanding            -                   -
     Capital in excess of par                                                      695.9               630.4
     Retained earnings                                                             894.6               730.3
     Treasury stock, at cost; 27,759,166 and 25,441,266 shares in 2000
       and 1999, respectively                                                     (846.9)             (672.3)
     Accumulated other comprehensive loss                                          (44.2)              (30.8)
                                                                                --------            --------
             Total stockholders' equity                                            701.0               659.1
                                                                                --------            --------
             Total liabilities and stockholders' equity                         $1,751.7            $1,702.6
                                                                                ========            ========

See notes to consolidated condensed financial statements.

* The financial statements included herein are those of Lexmark International Group, Inc. Effective July 1, 2000, Lexmark International Group, Inc. was merged with and into Lexmark International, Inc.

                  LEXMARK INTERNATIONAL, INC.* AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                  (In Millions)
                                   (Unaudited)

                                                                    Six Months Ended
                                                                        June 30
                                                               -------------------------
                                                                   2000          1999
                                                                   ----          ----
Cash flows from operating activities:

   Net earnings                                                   $164.3        $142.3
       Adjustments to reconcile net earnings to net cash
          provided by operating activities:
             Depreciation and amortization                          42.1          38.9
             Deferred taxes                                          0.4          (0.9)
             Other non-cash charges to operations                   (4.5)         12.4
                                                                  ------        ------
                                                                   202.3         192.7
             Change in assets and liabilities:
               Trade receivables                                    38.6          18.8
               Trade receivables program                           (20.1)          -
               Inventories                                           9.0         (31.0)
               Accounts payable                                      0.1         (12.6)
               Accrued liabilities                                 (28.7)         (4.8)
               Other assets and liabilities                        (37.8)        (12.8)
                                                                  ------        ------
                 Net cash provided by operating activities         163.4         150.3
                                                                  ------        ------

Cash flows from investing activities:

   Purchases of property, plant and equipment                     (127.7)        (78.7)
   Other                                                            (1.0)          0.2
                                                                  ------        ------
                 Net cash used for investing activities           (128.7)        (78.5)
                                                                  ------        ------

Cash flows from financing activities:

   Increase in short-term debt                                      35.3           3.6
   Purchase of treasury stock                                     (174.6)       (155.8)
   Exercise of stock options                                        64.1          23.5
                                                                  ------        ------
                 Net cash used for financing activities            (75.2)       (128.7)
                                                                  ------        ------

Effect of exchange rate changes on cash                             (0.8)         (1.3)
                                                                  ------        ------

Net decrease in cash and cash equivalents                          (41.3)        (58.2)
Cash and cash equivalents - beginning of period                     93.9         149.0
                                                                  ------        ------

Cash and cash equivalents - end of period                         $ 52.6        $ 90.8
                                                                  ======        ======

See notes to consolidated condensed financial statements.

* The financial statements included herein are those of Lexmark International Group, Inc. Effective July 1, 2000, Lexmark International Group, Inc. was merged with and into Lexmark International, Inc.

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.     BASIS OF PRESENTATION

       Effective July 1, 2000, Lexmark International Group, Inc. ("Group") merged with and into its wholly-owned subsidiary, Lexmark International, Inc. ("International"), whereby International became the surviving corporation ("the company"). The financial statements presented are those of Group prior to the merger, which are substantially identical to International's financial statements prior to the merger. Pursuant to the merger, Group's stockholders automatically received one share of the company's Class A Common Stock for each share of Group Class A Common Stock, along with the associated rights attaching pursuant to the Stockholder Rights Plan, to which the company is a successor. The company's Class A Common Stock and associated rights have the same rights and privileges as Group's Class A Common Stock and associated rights. The company also assumed all of Group's benefit plans for employees, retirees and directors and each outstanding Group stock based award was converted into an identical stock based award in the company.

       The accompanying interim financial statements are unaudited; however, in the opinion of the company management, all adjustments (which comprise only normal and recurring accruals) necessary for a fair presentation of the interim financial results have been included. The results for the interim periods are not necessarily indicative of results to be expected for the entire year. These financial statements and notes should be read in conjunction with Group's audited annual consolidated financial statements for the year ended December 31, 1999.

2.     INVENTORIES
          (Dollars in millions)

       Inventories consist of the following:

                                                June 30           December 31
                                                  2000               1999
                                            ----------------   -----------------
       Work in process                          $ 164.4             $ 169.5
       Finished goods                             214.3               218.2
                                                -------             -------
                                                $ 378.7             $ 387.7
                                                =======             =======

3.     STOCKHOLDERS' EQUITY

       At Group's Annual Meeting of Stockholders on April 27, 2000, the stockholders approved an increase in the number of authorized shares of Group's Class A common stock from 450 million to 900 million shares. As of June 30, 2000 Group's board of directors had authorized the repurchase of up to $1.0 billion of its Class A common stock. The repurchase authorization with respect to Group's Class A common stock remains in effect with respect to the Class A common stock of the company. This repurchase authority allows the company at management's discretion to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. As of June 30, 2000, Group had repurchased 27,786,928 shares at prices ranging from $10.63 to $105.38 for an aggregate cost of approximately $847 million.

4.     OTHER COMPREHENSIVE EARNINGS (LOSS)
       (Dollars in millions)

       Comprehensive earnings consists of the following:

                                                                        Three Months Ended              Six Months Ended
                                                                             June 30                        June 30
                                                                   ---------------------------    ---------------------------
                                                                      2000             1999          2000             1999
                                                                      ----             ----          ----             ----
      Net earnings                                                    $84.1           $74.5         $164.3           $142.3
      Other comprehensive earnings (loss):
          Foreign currency translation adjustment                      (6.2)           (1.6)         (12.7)            (7.2)
          Cash flow hedging (net of related year-to-date
              tax liability of $0.1 in 2000 and $0.8 in 1999)          (9.5)            2.0           (2.4)             8.5
          Minimum pension liability adjustment (net
            of related year-to-date tax benefit of $0.0 in
              2000 and 1999)                                            -               0.1            1.7              0.3
                                                                      -----           -----         ------           ------

      Comprehensive earnings                                          $68.4           $75.0         $150.9           $143.9
                                                                      =====           =====         ======           ======



       Accumulated   other   comprehensive   earnings  (loss)  consists  of  the
       following:

                                                                                     Accumulated
                                                                     Minimum            Other
                                     Translation     Cash Flow       Pension        Comprehensive
                                     Adjustment       Hedges        Liability      Earnings (Loss)
                                     ---------        ------        ---------      ---------------
      Balance, December 31, 1999      $(34.9)         $ 8.5           $(4.4)           $(30.8)
      First quarter 2000 change         (6.5)           7.1             1.7               2.3
                                      ------          -----           -----            ------
      Balance, March 31, 2000          (41.4)          15.6            (2.7)            (28.5)
      Second quarter 2000 change        (6.2)          (9.5)            -               (15.7)
                                      ------          -----           -----            ------
      Balance, June 30, 2000          $(47.6)         $ 6.1           $(2.7)           $(44.2)
                                      ======          =====           =====            ======

5.     EARNINGS PER SHARE (EPS)
       (Dollars in millions, except share amounts)

       The following is a reconciliation of the weighted average shares used in the basic and diluted EPS calculations:

                                                         Three Months Ended                   Six Months Ended
                                                              June 30                             June 30
                                                  ---------------------------------    -------------------------------
                                                       2000             1999                2000            1999
                                                       ----             ----                ----            ----

      Net earnings                                      $84.1            $74.5              $164.3          $142.3
                                                        =====            =====              ======          ======

      Weighted average shares used
        for basic EPS                               129,015,443      129,107,776         129,016,416     129,823,998

      Effect of dilutive securities
        Long-term incentive plan                         88,973           74,044              80,596          82,340
        Stock options                                 6,580,653        7,261,874           6,882,083       8,768,827
                                                    ------------    ------------        ------------    ------------

      Weighted average shares used
        for diluted EPS                             135,685,069      136,443,694         135,979,095     138,675,165
                                                    ===========      ===========         ===========     ===========

      Basic net EPS                                    $0.65            $0.58               $1.27           $1.10
      Diluted net EPS                                  $0.62            $0.55               $1.21           $1.03


       Options to purchase an additional 1,567,983 and 26,782 shares of Group's Class A common stock were outstanding at June 30, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because their effect would be antidilutive.

6.     SUMMARIZED FINANCIAL INFORMATION
       (Dollars in millions)

       The  following  is  consolidated   summarized  financial  information  of
       International, which existed as a wholly-owned subsidiary of Group at June 30, 2000.

                                                 June 30          December 31
                                                  2000               1999
                                             ----------------  -----------------
      Statement of financial position data:

        Current assets                          $1,042.8           $1,088.7
        Noncurrent assets                          708.9              613.9

        Current liabilities                        742.5              739.4
        Noncurrent liabilities                     308.2              308.0

                                       Three Months Ended           Six Months Ended
                                             June 30                     June 30
                                    ------------------------     ----------------------
                                       2000            1999        2000           1999
                                       ----            ----        ----           ----
     Statement of earnings data:
       Revenue                        $893.0          $817.3     $1,784.7      $1,604.3
       Gross profit                    308.2           295.6        623.3         580.8
       Net earnings                     84.1            74.5        164.3         142.3



       Current liabilities at December 31, 1999 included $3.9 million that was owed to Group.

7.     NEW ACCOUNTING STANDARDS

       In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. Lexmark will adopt SAB 101 as required by December 31, 2000 and is evaluating the effect that such adoption may have on its consolidated results of operations and financial position.

       In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 138, which amends the previously released SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement amends the treatment of certain transactions discussed in SFAS No. 133, which the company implemented January 1, 1999. The new amendment did not have a material impact on Group's financial position, results of operations, or liquidity.

       In July 2000, the FASB's Emerging Issues Task Force ("EITF") issued EITF 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Realized by a Company upon Employee Exercise of a Nonqualified Stock Option. This statement requires that cash flows realized from an income tax benefit as a result of employee stock option exercises be recorded in cash flows from operating activities in the Statement of Cash Flows. Currently the company records such items in cash flows from financing activities. This statement is effective for quarters ending after July 20, 2000 with restatement required for comparative cash flow statements. The company plans to adopt this statement effective in the third quarter of 2000. Although it is difficult to estimate the future impact of EITF 00-15, if it had been effective as of June 30, 2000, $47.5 million and $17.5 million of cash flows provided by financing would have been considered cash flows provided by operating activities for the six month periods ended June 30, 2000 and 1999, respectively.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
              (Unaudited)

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

Results of Operations
---------------------

Consolidated revenue for the three months ended June 30, 2000 was $893 million, an increase of 9% over the same period of 1999. Revenue was adversely affected by foreign currency exchange rates due to weakening of European currencies against the U.S. dollar. Revenue growth was 13% for the quarter on a constant currency basis. Total U.S. revenue was down $2 million or less than 1%, and international revenue, including exports from the U.S., was up $77 million or 18%.

For the six months ended June 30, 2000, consolidated revenue was $1,785 million, an increase of 11% over the same period of 1999. Revenue growth was 15% for the period on a constant currency basis. Total U.S. revenue was up $48 million or 7%, and international revenue, including exports from the U.S., was up $132 million or 15%.

The revenue growth for the three and six months ended June 30, 2000 over the same periods in 1999 was driven by unit volume increases in printers and associated consumable supplies whose revenue increased 14% and 16% for the three and six month periods, respectively. Revenue from sales to original equipment manufacturers ("OEM") for the three and six months ended June 30, 2000 accounted for less than 15% of total revenue with no single OEM customer accounting for more than 10% of total revenue.

Consolidated gross profit was $308 million for the three months ended June 30, 2000, an increase of 4% from the same period of 1999. For the six months ended June 30, 2000, consolidated gross profit was $623 million, an increase of 7% over the corresponding period of 1999. Gross profit as a percentage of revenue for the three and six months ended June 30, 2000 decreased to 35% from 36% for the same period in 1999, principally due to a mix shift among products and lower printer prices.

Total operating expense increased 6% for the quarter ended June 30, 2000 and increased 7% for the first six months of 2000, compared to the same periods of 1999. Operating expense as a percentage of revenue for the quarter was 21.8% compared to 22.5% for the corresponding period of 1999. Operating expense as a percentage of revenue for the first half of 2000 was also 21.8% compared to 22.8% for the same period of 1999. These decreases were principally due to lower selling, general, and administrative expense as a percentage of revenue.

Consolidated operating income was $114 million for the second quarter of 2000 and $234 million for the six months ended June 30, 2000, an increase of 2% and 9%, respectively, over the corresponding periods of 1999 reflecting higher printer and associated supplies unit sales volumes and lower selling, general, and administrative expense as a percentage of revenue.

Net earnings for the second quarter of 2000 were $84 million, up 13% compared to the second quarter of 1999. This increase was primarily due to a decrease in the effective income tax rate, the decrease in non-operating expense resulting from the sale of an investment and improved operating income. The income tax provision was 25.4% of earnings before tax for the second quarter of 2000 as compared to approximately 30.6% in the same period of 1999. During the second quarter of 2000 the annual effective tax rate was reduced by 2.5% as a result of continuing increases in manufacturing activities in certain countries.

Basic net earnings per share were $0.65 for the second quarter of 2000 compared to $0.58 in the corresponding period of 1999, an increase of 13%. Diluted net earnings per share were $0.62 for the second quarter of 2000 compared to $0.55 in the comparable period of 1999, an increase of 14%. The increase in basic and diluted net
                                       9
earnings per share resulted from increased income before tax and lower income tax rates.

Net earnings for the first half of 2000 were $164 million, an increase of 15% compared to the same period of 1999. The increase was primarily due to the 9% increase in operating income and the reduction in the tax provision from 31.5% of earnings before tax in 1999 to 28.0% in 2000.

Basic net earnings per share were $1.27 for the first six months of 2000 compared to $1.10 in the corresponding period of 1999, an increase of 16%. Diluted net earnings per share were $1.21 for the first six months of 2000 compared to $1.03 in the comparable period of 1999, an increase of 18%. These increases in basic and diluted net earnings per share resulted from increased operating income, lower income tax rates and reduced shares outstanding.


Financial Condition
-------------------

The company's financial position remains strong at June 30, 2000, with working capital of $300 million compared to $353 million at December 31, 1999. At June 30, 2000, the company had outstanding $52 million of short-term debt and $149 million of long-term debt. The debt to total capital ratio was 22% at June 30, 2000 compared to 20% at December 31, 1999.

Cash provided by operating activities for the six months ended June 30, 2000 was $163 million compared to $150 million for the same period of 1999. This increase was primarily due to the increased net earnings.

Capital expenditures for the first half of 2000 were $128 million compared to $79 million for the same period of 1999. This increase is primarily attributable to the support of new products and capacity expansion. It is anticipated that capital expenditures for 2000 will be approximately $300 million. The 2000 capital expenditures are expected to be funded primarily through cash from operations.

At Group's Annual Meeting of Stockholders on April 27, 2000, the stockholders approved an increase in the number of authorized shares of Group's Class A common stock from 450 million to 900 million shares. As of June 30, 2000, Group's board of directors had authorized the repurchase of up to $1.0 billion of its Class A common stock. The repurchase authorization with respect to Group's Class A common stock remains in effect with respect to the Class A common stock of the company. This repurchase authority allows the company at management's discretion to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. As of June 30, 2000, Group had repurchased 27,786,928 shares at prices ranging from $10.63 to $105.38 for an aggregate cost of approximately $847 million.

New Accounting Standards
------------------------

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. Lexmark will adopt SAB 101 as required by December 31, 2000 and is evaluating the effect that such adoption may have on its consolidated results of operations and financial position.

In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 138, which amends the previously released SFAS No. 133, Accounting for Derivative Instruments and Hedging
Activities. This statement amends the treatment of certain transactions discussed in SFAS No. 133, which the company implemented January 1, 1999. The new amendment did not have a material impact on Group's financial position, results of operations, or liquidity.

In July 2000, the FASB's Emerging Issues Task Force ("EITF") issued EITF 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Realized by a Company upon Employee Exercise of a Nonqualified Stock Option. This statement requires that cash flows realized from an income tax benefit as a result of employee stock option exercises be recorded in cash flows from operating activities in the Statement of Cash Flows. Currently the company records such items in cash flows from financing activities. This statement is effective for quarters ending after July 20, 2000 with restatement required for comparative cash flow statements. The company plans to adopt this statement effective in the third quarter of 2000. Although it is difficult to estimate the future impact of EITF 00-15, if it had been effective as of June 30, 2000, $47 million and $17 million of cash flows provided by financing would have been considered cash flows provided by operating activities for the six month periods ended June 30, 2000 and 1999, respectively.

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

o The company is relying more heavily on foreign manufacturing partners for its products, and future operating results may be adversely affected by several factors, including, without limitation, if such partners are unable to reliably supply products or if there are difficulties in transitioning such manufacturing activities from the company to such partners.

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

o Revenue derived from international sales, including exports from the United States, make up over half of the company's revenue. Accordingly, the company's future results could be adversely affected by a variety of factors, including foreign currency exchange rate fluctuations, trade protection measures, changes in a specific country's or region's political or economic conditions and unexpected changes in regulatory requirements. Moreover, margins on international sales tend to be lower than those on domestic sales, and the company believes that international operations in new geographic markets will be less profitable than operations in the U.S. and European markets, in part, because of the higher investment levels for marketing, selling and distribution required to enter these markets.

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

o Factors unrelated to the company's operating performance, including economic and business conditions, both national and international; the loss of significant customers or suppliers; the outcome of pending and future litigation or governmental proceedings; and the ability to retain and attract key personnel, could also adversely affect the company's operating results. In addition, the company's stock price, like that of other technology companies, can be volatile. Trading activity in the company's common stock, particularly the trading of large blocks and interday trading in the company's common stock, may affect the company's common stock price.

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

Interest Rates
--------------

At June 30, 2000, the fair value of Group's senior notes is estimated at $137 million using quoted market prices and yields obtained through independent pricing sources for the same or similar types of borrowing arrangements, taking into consideration the underlying terms of the debt. The carrying value of the senior notes as recorded in the statement of financial position exceeded the fair value at June 30, 2000 by approximately $12 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $7 million at June 30, 2000.

Foreign Currency Exchange Rates
-------------------------------

The company employs a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the company's functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the company is exposed include the euro and other European currencies, the Japanese yen and other Asian and South American currencies. Exposures are hedged with foreign currency forward contracts, put options, and call options with maturity dates of less than one year. The potential loss in fair value at June 30, 2000 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $15 million. This loss would be mitigated by corresponding gains on the underlying exposures.

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

                           Part II. Other Information

Item 4.   Submission of Matters to a Vote of Security Holders

          The information required to be reported for Group's Annual Meeting of Stockholders held April 27, 2000, was previously reported by Group in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               A list of exhibits is set forth in the Exhibit Index found on page 16 of this report.

          (b)  Reports on Form 8-K:

               None

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, both on behalf of the registrant and in his capacity as principal financial officer of the registrant.

                            Lexmark International, Inc.
                            (Registrant)



Date: August 10, 2000       By:  /s/ Gary E. Morin
     -----------------          -----------------
                            Gary E. Morin
                            Executive Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibits:

3(i) Restated Certificate of Incorporation of Lexmark International, Inc. (the "company").

3(ii)     Company By-Laws as Amended and Restated June 22, 2000.

4.1 First Supplemental Indenture, dated as of June 22, 2000, by and among the company, as Issuer, and Lexmark International Group, Inc. ("Group"), as Guarantor, to The Bank of New York, as Trustee.

4.2      Specimen of Class A common stock certificate.

10.1 First Amendment to Credit Agreement, dated as of March 20, 2000, by and among Group, as Parent Guarantor, the company, as Borrower, the Lenders party thereto, Fleet National Bank, as Documentation Agent, Morgan Guaranty Trust Company of New York, as Syndication Agent, and The Chase Manhattan Bank, as Administrative Agent.

27       Financial Data Schedule