Form 10-Q
period 2000-09-30
LEXMARK INTERNATIONAL INC /KY/
filed 2000-11-08
CIK 1001288

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
  Mark One)
    |X|        For the Quarterly Period Ended September 30, 2000

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The registrant had 127,138,455 shares outstanding (excluding shares held in treasury) of Class A common stock, par value $0.01 per share, as of the close of business on October 31, 2000.

================================================================================

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX


                                                                        Page of
                                                                       Form 10-Q

                                     PART I

ITEM 1.  Financial Statements

        CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (Unaudited)
              THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999...2

        CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION (Unaudited)
              AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999...................3

        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
             NINE MONTHS  ENDED SEPTEMBER 30, 2000 AND 1999....................4

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited).....5-8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION (Unaudited).....................9-13

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............13

                                     PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................14

                         Part I - Financial Information

Item 1.  Financial Statements

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                     (In Millions, Except Per Share Amounts)
                                   (Unaudited)

                                          Three Months Ended               Nine Months Ended
                                             September 30                     September 30
                                      -----------------------------    ---------------------------
                                          2000            1999              2000          1999
                                          ----            ----              ----          ----
Revenue                                   $926.6         $845.0           $2,711.3      $2,449.3
Cost of revenue                            631.3          541.4            1,792.7       1,564.9
                                          ------         ------           --------      --------
         Gross profit                      295.3          303.6              918.6         884.4

Research and development                    52.8           44.5              159.5         138.5
Selling, general and administrative        144.1          143.3              426.4         414.3
                                          ------         ------           --------      --------
         Operating expense                 196.9          187.8              585.9         552.8
                                          ------         ------           --------      --------

         Operating income                   98.4          115.8              332.7         331.6

Interest expense                             3.7            2.8                9.5           7.6
Other                                        2.9            1.4                3.2           4.6
                                          ------         ------           --------      --------

         Earnings before income tax         91.8          111.6              320.0         319.4

Provision for income tax                    25.7           35.1               89.6         100.6
                                          ------         ------           --------      --------
         Net earnings                     $ 66.1         $ 76.5           $  230.4      $  218.8
                                          ======         ======           ========      ========

Net earnings per share:
         Basic                            $ 0.52         $ 0.59           $   1.79      $   1.69
                                          ======         ======           ========      ========

         Diluted                          $ 0.50         $ 0.56           $   1.71      $   1.58
                                          ======         ======           ========      ========


Shares used in per share calculation:
         Basic                             127.7          129.3              128.6         129.6
                                          ======         ======           ========      ========

         Diluted                           133.1          136.8              135.0         138.1
                                          ======         ======           ========      ========



See notes to consolidated condensed financial statements.

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                       (In Millions, Except Share Amounts)
                                   (Unaudited)

                                                                             September 30   December 31
                                                                                 2000          1999
                                                                            -------------- -------------
ASSETS
Current assets:
     Cash and cash equivalents                                               $   68.7       $   93.9
     Trade receivables, net of allowance of $22.3 in 2000 and $24.1 in 1999     540.8          507.3
     Inventories                                                                399.1          387.7
     Prepaid expenses and other current assets                                  129.8           99.8
                                                                             --------       --------
             Total current assets                                             1,138.4        1,088.7

Property, plant and equipment, net                                              669.3          561.0
Other assets                                                                     91.2           52.9
                                                                             --------       --------
             Total assets                                                    $1,898.9       $1,702.6
                                                                             ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term debt                                                         $   96.4       $   16.2
     Accounts payable                                                           317.4          300.9
     Accrued liabilities                                                        436.2          418.4
                                                                             --------       --------
             Total current liabilities                                          850.0          735.5

Long-term debt                                                                  148.9          148.7
Other liabilities                                                               155.6          159.3
                                                                             --------       --------
             Total liabilities                                                1,154.5        1,043.5
                                                                             --------       --------

Stockholders' equity:
     Preferred stock, $.01 par value, 1,600,000 shares authorized,
       no shares issued and outstanding                                           -              -
     Common stock, $.01 par value:
             Class A, 900,000,000 shares authorized; 127,047,278 and
              128,120,358 outstanding in 2000 and 1999, respectively              1.6            1.5
             Class B, 10,000,000 shares authorized; no shares outstanding         -              -
     Capital in excess of par                                                   699.4          630.4
     Retained earnings                                                          960.7          730.3
     Treasury stock, at cost; 28,353,776 and 25,441,266 shares in 2000
       and 1999, respectively                                                  (872.0)        (672.3)
     Accumulated other comprehensive loss                                       (45.3)         (30.8)
                                                                             --------       --------
             Total stockholders' equity                                         744.4          659.1
                                                                             --------       --------
             Total liabilities and stockholders' equity                      $1,898.9       $1,702.6
                                                                             ========       ========

See notes to consolidated condensed financial statements.

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (In Millions)
                                   (Unaudited)


                                                                    Nine Months Ended
                                                                      September 30
                                                               ---------------------------
                                                                   2000          1999
                                                                   ----          ----
Cash flows from operating activities:
   Net earnings                                                   $230.4        $218.8
       Adjustments to reconcile net earnings to net cash
          provided by operating activities:
             Depreciation and amortization                          64.8          59.3
             Deferred taxes                                          0.9          (1.2)
             Other non-cash charges to operations                   (8.2)         16.9
                                                                  ------        ------
                                                                   287.9         293.8
             Change in assets and liabilities:
               Trade receivables                                   (28.5)        (18.4)
               Trade receivables program                            (5.0)          -
               Inventories                                         (11.4)        (64.0)
               Accounts payable                                     16.5          23.2
               Accrued liabilities                                  17.8          69.0
               Tax benefits from employee stock options             50.1          26.9
               Other assets and liabilities                        (57.3)        (43.6)
                                                                  ------        ------
                 Net cash provided by operating activities         270.1         286.9
                                                                  ------        ------

Cash flows from investing activities:
   Purchases of property, plant and equipment                     (193.2)       (146.6)
   Other                                                            (0.9)          0.2
                                                                  ------        ------
                 Net cash used for investing activities           (194.1)       (146.4)
                                                                  ------        ------

Cash flows from financing activities:
   Increase in short-term debt                                      80.3           6.6
   Purchase of treasury stock                                     (199.7)       (181.3)
   Exercise of stock options                                        20.4           8.8
                                                                  ------        ------
                 Net cash used for financing activities            (99.0)       (165.9)
                                                                  ------        ------

Effect of exchange rate changes on cash                             (2.2)         (1.3)
                                                                  ------        ------

Net decrease in cash and cash equivalents                          (25.2)        (26.7)
Cash and cash equivalents - beginning of period                     93.9         149.0
                                                                  ------        ------

Cash and cash equivalents - end of period                         $ 68.7        $122.3
                                                                  ======        ======

See notes to consolidated condensed financial statements.

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1.     BASIS OF PRESENTATION

       Effective July 1, 2000, Lexmark International Group, Inc. ("Group") merged with and into its wholly-owned subsidiary, Lexmark International, Inc. ("International"), whereby International became the surviving corporation (the "company"). Pursuant to the merger, Group's stockholders automatically received one share of the company's Class A Common Stock for each share of Group Class A Common Stock, along with the associated rights attaching pursuant to the Stockholder Rights Plan, to which the company is a successor. The company's Class A Common Stock and associated rights have the same rights and privileges as Group's Class A Common Stock and associated rights. The company also assumed all of Group's benefit plans for employees, retirees and directors and each outstanding Group stock based award was converted into an identical stock based award in the company.

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


2.     INVENTORIES
       (Dollars in millions)

       Inventories consist of the following:

                                        September 30           December 31
                                           2000                   1999
                                    -------------------    -------------------
       Work in process                    $ 163.7               $ 169.5
       Finished goods                       235.4                 218.2
                                          -------               -------
                                          $ 399.1               $ 387.7
                                          =======               =======

3.     STOCKHOLDERS' EQUITY

       At Group's Annual Meeting of Stockholders on April 27, 2000, the stockholders approved an increase in the number of authorized shares of Group's Class A common stock from 450 million to 900 million shares. The repurchase authorization of up to $1.0 billion with respect to Group's Class A common stock remains in effect with respect to the Class A common stock of the company. This repurchase authority allows the company at management's discretion to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. As of September 30, 2000, the company, and Group as its predecessor, had repurchased 28,381,928 shares at prices ranging from $10.63 to $105.38 for an aggregate cost of approximately $872 million.

4.     OTHER COMPREHENSIVE EARNINGS (LOSS)
       (Dollars in millions)

       Comprehensive earnings consists of the following:

                                                                        Three Months Ended                   Nine Months Ended
                                                                           September 30                         September 30
                                                                   ----------------------------         ---------------------------
                                                                       2000            1999                2000             1999
                                                                       ----            ----                ----             ----
      Net earnings                                                    $66.1           $76.5               $230.4           $218.8
      Other comprehensive earnings (loss):
          Foreign currency translation adjustment                      (9.3)            1.7                (22.0)            (5.5)
          Cash flow hedging (net of related year-to-date
              tax liability of $1.7 in 2000 and $0.3 in 1999)           8.1            (5.4)                 5.7              3.1
          Minimum pension liability adjustment (net
            of related year-to-date tax benefit of $0.0 in
              2000 and 1999)                                            0.1            (0.1)                 1.8              0.2
                                                                      -----           -----               ------           ------
      Comprehensive earnings                                          $65.0           $72.7               $215.9           $216.6
                                                                      =====           =====               ======           ======



       Accumulated   other   comprehensive   earnings  (loss)  consists  of  the
following:

                                                                                    Accumulated
                                                                     Minimum           Other
                                     Translation     Cash Flow       Pension       Comprehensive
                                     Adjustment        Hedges       Liability     Earnings (Loss)
                                     -----------     ---------      ---------     ---------------
      Balance, December 31, 1999      $(34.9)         $ 8.5           $(4.4)          $(30.8)
      First quarter 2000 change         (6.5)           7.1             1.7              2.3
                                      ------          -----           -----           ------
      Balance, March 31, 2000          (41.4)          15.6            (2.7)           (28.5)
      Second quarter 2000 change        (6.2)          (9.5)            -              (15.7)
                                      ------          -----           -----           ------
      Balance, June 30, 2000           (47.6)           6.1            (2.7)           (44.2)
      Third quarter 2000 change         (9.3)           8.1             0.1             (1.1)
                                      ------          -----           -----           ------
      Balance, September 30, 2000     $(56.9)         $14.2           $(2.6)          $(45.3)
                                      ======          =====           =====           ======

5.     EARNINGS PER SHARE (EPS)
       (Dollars in millions, except share amounts)

       The following is a reconciliation of the weighted average shares used in the basic and diluted EPS calculations:

                                                         Three Months Ended                  Nine Months Ended
                                                            September 30                        September 30
                                                  ---------------------------------    -------------------------------
                                                        2000             1999                2000            1999
                                                        ----             ----                ----            ----

      Net earnings                                      $66.1            $76.5              $230.4          $218.8
                                                        =====            =====              ======          ======

      Weighted average shares used
        for basic EPS                               127,746,326      129,298,364         128,589,963     129,646,861

      Effect of dilutive securities
        Long-term incentive plan                         85,494          105,396              56,039         123,059
        Stock options                                 5,226,657        7,351,880           6,330,274       8,296,511
                                                    -----------      -----------         -----------     -----------

      Weighted average shares used
        for diluted EPS                             133,058,477      136,755,640         134,976,276     138,066,431
                                                    ===========      ===========         ===========     ===========

      Net EPS:
               Basic                                    $0.52            $0.59               $1.79           $1.69
               Diluted                                  $0.50            $0.56               $1.71           $1.58


       Options to purchase an additional 1,556,578 and 25,039 shares of the company's Class A common stock were outstanding at September 30, 2000 and 1999, respectively, but were not included in the computation of diluted net earnings per share because their effect would be antidilutive.

6.     NEW ACCOUNTING STANDARDS

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

       In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 138, which amends the previously released SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement amends the treatment of certain transactions discussed in SFAS No. 133, which the company implemented January 1, 1999. The new amendment did not have a material impact on the company's financial position, results of operations, or liquidity.

       In July 2000, the FASB's Emerging Issues Task Force ("EITF") issued EITF 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Realized by a Company upon Employee Exercise of a Nonqualified Stock Option. This statement requires that cash flows realized from an income tax benefit as a result of employee stock option exercises be recorded in cash flows from operating activities in the Statement of Cash Flows. This statement is effective for quarters ending after July 20, 2000 with reclassification required for comparative cash flow statements. The company adopted this statement in the third quarter of 2000 and has reclassified prior year amounts to conform with the classification of such items as cash flows from operating activities. The company had previously recorded such items in cash flows from financing activities.


7.     SUBSEQUENT EVENT

       On October 23, 2000, the company announced a restructuring plan that will result in fourth quarter pre-tax charges of $35-45 million. These non-recurring charges relate to the relocation of manufacturing, primarily laser printers, to Latin America and Asia, and reductions in associated support infrastructure. The restructuring plan provides for the separation of up to 900 employees, related pension costs, and the write-off of certain assets.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
           (Unaudited)

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES


Results of Operations
---------------------

Consolidated revenue for the three months ended September 30, 2000 was $927 million, an increase of 10% over the same period of 1999. Revenue was adversely affected by foreign currency exchange rates due to weakening of European currencies against the U.S. dollar. Revenue growth was 15% for the quarter on a constant currency basis. Total U.S. revenue increased $27 million or 7%, and international revenue, including exports from the U.S., increased $55 million or 12%.

For the nine months ended September 30, 2000, consolidated revenue was $2,711 million, an increase of 11% over the same period of 1999. Revenue growth was 15% for the period on a constant currency basis. Total U.S. revenue was up $75 million or 7%, and international revenue, including exports from the U.S., was up $187 million or 14%.

The revenue growth for the three and nine months ended September 30, 2000 over the same periods in 1999 was driven by unit volume increases in printers and associated supplies whose revenue increased 13% and 15% for the three and nine month periods, respectively. Revenue from sales to original equipment manufacturers ("OEM") for the three and nine months ended September 30, 2000 accounted for less than 15% of total revenue with no single OEM customer accounting for more than 10% of total revenue.

Consolidated gross profit was $295 million for the three months ended September 30, 2000, a decrease of 3% from the same period of 1999. For the nine months ended September 30, 2000, consolidated gross profit was $919 million, an increase of 4% over the corresponding period of 1999. Gross profit as a percentage of revenue for the third quarter decreased to 31.9% from 35.9% compared to the third quarter of 1999. Gross profit as a percentage of revenue for the nine months ended September 30, 2000 decreased to 33.9% from 36.1% for the same period in 1999. These decreases were principally due to unfavorable foreign currency impact, lower hardware margins, and a mix shift among products.

Total operating expense increased 5% for the quarter ended September 30, 2000 and increased 6% for the first nine months of 2000, compared to the same periods of 1999. Operating expense as a percentage of revenue for the quarter was 21.2% compared to 22.2% for the corresponding period of 1999. Operating expense as a percentage of revenue for the first nine months of 2000 was 21.6% compared to 22.6% for the same period of 1999. These decreases were principally due to lower selling, general, and administrative expense as a percentage of revenue.

Consolidated operating income was $98 million for the third quarter of 2000, a decrease of 15% from the same period of 1999 reflecting lower gross profit margins, and lower selling, general, and administrative expense as a percentage of revenue. For the nine months ended September 30, 2000, consolidated operating income increased $1 million to $333 million when compared to the same period of 1999. Higher printer and associated supplies unit volumes and lower selling, general, and administrative expense as a percentage of revenue were offset by lower hardware margins and a mix shift among products.

Net earnings for the third quarter of 2000 were $66 million, down 14% compared to the third quarter of 1999. This decrease was primarily due to lower operating margins partially offset by a decrease in the effective income tax rate. The income tax provision was 28.0% of earnings before tax for the three and nine months ended September 30, 2000 as compared to 31.5% for the same periods in 1999. The decrease in the effective income tax rate was primarily due to lower tax rates on manufacturing activities in certain countries.

Basic net earnings per share were $0.52 for the third quarter of 2000 compared to $0.59 in the corresponding period of 1999, a decrease of 13%. Diluted net earnings per share were $0.50 for the third quarter of 2000 compared to $0.56 in the comparable period of 1999, a decrease of 11%. The decrease in basic and diluted net earnings per share resulted from a decrease in income before tax partially offset by lower income tax rates and reduced shares outstanding.

Net earnings for the first nine months of 2000 were $230 million, an increase of 5% compared to the same period of 1999. The increase was due to the reduction in the tax provision from 31.5% of earnings before tax in 1999 to 28.0% in 2000.

Basic net earnings per share were $1.79 for the first nine months of 2000 compared to $1.69 in the corresponding period of 1999, an increase of 6%. Diluted net earnings per share were $1.71 for the first nine months of 2000 compared to $1.58 in the comparable period of 1999, an increase of 8%. These increases in basic and diluted net earnings per share resulted from lower income tax rates and reduced shares outstanding.


Financial Condition
-------------------

The company's financial position remains strong at September 30, 2000 with a debt to total capital ratio of 25% compared to 20% at December 31, 1999. Working capital at September 30, 2000 was $288 million compared to $353 million at December 31, 1999. The company had outstanding $96 million of short-term debt and $149 million of long-term debt. The increase in short-term debt reflects the financing of certain capital requirements and stock repurchases.

Cash provided by operating activities for the nine months ended September 30, 2000 was $270 million compared to $287 million for the same period of 1999. This decrease was primarily due to unfavorable changes in working capital accounts partially offset by the tax benefit related to stock options.

Capital expenditures for the first nine months of 2000 were $193 million compared to $147 million for the same period of 1999. This increase is primarily attributable to the support of new products and capacity expansion. It is anticipated that total capital expenditures for 2000 will be approximately $300 million. The 2000 capital expenditures are expected to be funded primarily through cash from operations.

At Group's Annual Meeting of Stockholders on April 27, 2000, the stockholders approved an increase in the number of authorized shares of Group's Class A common stock from 450 million to 900 million shares. The repurchase authorization of up to $1.0 billion with respect to Group's Class A common stock remains in effect with respect to the Class A common stock of the company. This repurchase authority allows the company at management's discretion to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During the third quarter of 2000, the company repurchased 595,000 shares in the open market at prices ranging from $36.88 to $48.81 for a cost of approximately $25 million. During the first nine months of 2000, the company, and Group as its predecessor, repurchased 2,912,900 shares at prices ranging from $36.88 to $105.38 for an aggregate cost of approximately $200 million. As of September 30, 2000, the company, and Group as its predecessor, had repurchased 28,381,928 shares at prices ranging from $10.63 to $105.38 for an aggregate cost of approximately $872 million.

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

In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 138, which amends the previously released SFAS No. 133, Accounting for Derivative Instruments and Hedging
Activities. This statement amends the treatment of certain transactions discussed in SFAS No. 133, which the company implemented January 1, 1999. The new amendment did not have a material impact on the company's financial position, results of operations, or liquidity.

In July 2000, the FASB's Emerging Issues Task Force ("EITF") issued EITF 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Realized by a Company upon Employee Exercise of a Nonqualified Stock Option. This statement requires that cash flows realized from an income tax benefit as a result of employee stock option exercises be recorded in cash flows from operating activities in the Statement of Cash Flows. This statement is effective for quarters ending after July 20, 2000 with reclassification required for comparative cash flow statements. The company adopted this statement in the third quarter of 2000 and has reclassified prior year amounts to conform with the classification of such items as cash flows from operating activities. The company had previously recorded such items in cash flows from financing activities.


Restructuring
-------------

On October 23, 2000, the company announced a restructuring plan that will result in fourth quarter pre-tax charges of $35-45 million with an impact on diluted net earnings per share of 19 to 24 cents. These non-recurring charges relate to the relocation of manufacturing, primarily laser printers, to Latin America and Asia, and reductions in associated support infrastructure. The restructuring plan provides for the separation of up to 900 employees, related pension costs, and the write-off of certain assets. Annual savings from the restructuring should approximate $100 million by 2002, and will be utilized to strengthen the company's competitive position.


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

o The company's performance depends in part upon its ability to increase printer and associated supplies manufacturing capacity in line with growing market demands, to successfully forecast the timing and extent of customer demand and manage inventory levels to support the demand of its customers, and to address production and supply constraints, particularly delays in the supply of key components necessary for production which may result in the company incurring airfreight charges to meet customer demands. The company's future operating results and its ability to effectively grow or maintain its market share may be adversely affected if it is unable to address these issues on a timely basis.

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

The information referred to above should be considered by investors when reviewing any forward-looking statements contained in this report, in any of the company's public filings or press releases or in any oral statements made by the company or any of its officers or other persons acting on its behalf. The important factors that could affectforward-looking statements are subject to change, and the company does not intend to update the foregoing list of certain important factors. By means of this cautionary note, the company intends to avail itself of the safe harbor from liability with respect to forward-looking statements that is provided by
Section 27A and Section 21E referred to above.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in the company's financial instruments and positions represents the potential loss arising from adverse changes in interest rates and foreign currency exchange rates.

Interest Rates
--------------

At September 30, 2000, the fair value of the company's senior notes is estimated at $135 million using quoted market prices and yields obtained through independent pricing sources for the same or similar types of borrowing arrangements, taking into consideration the underlying terms of the debt. The carrying value of the senior notes as recorded in the statement of financial position exceeded the fair value at September 30, 2000 by approximately $14 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $6 million at September 30, 2000.

Foreign Currency Exchange Rates
-------------------------------

The company employs a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the company's functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the company is exposed include the euro and other European currencies, the Japanese yen and other Asian and South American currencies. Exposures are hedged with foreign currency forward contracts, put options, and call options with maturity dates of less than one year. The potential loss in
fair  value  at  September  30,  2000  for  such  contracts   resulting  from  a
hypothetical 10% adverse change in all foreign currency exchange rates is approximately $28 million. This loss would be mitigated by corresponding gains on the underlying exposures.

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

                           Part II. Other Information



Item 4.   Submission of Matters to a Vote of Security Holders

          None


Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits:

              A list of exhibits is set forth in the Exhibit Index found on page 16 of this report.

          (b) Reports on Form 8-K:

              A Current Report on Form 8-K dated July 3, 2000 was filed by the company with the Securities and Exchange Commission to report the merger of Lexmark International Group, Inc. with and into its wholly- owned subsidiary, Lexmark International, Inc.

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

                                         Lexmark International, Inc.
                                         (Registrant)



Date:  November 8, 2000                  By:  /s/ David L. Goodnight
       ----------------                       ----------------------
                                         David L. Goodnight
                                         Vice President and Corporate Controller
                                         (Chief Accounting Officer)

                                  EXHIBIT INDEX


Exhibits:


27       Financial Data Schedule