Form 10-K
period 2000-12-31
LEXMARK INTERNATIONAL INC /KY/
filed 2001-03-20
CIK 1001288

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

(MARK ONE)

     [X]          FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ________

As of March 9, 2001, there were outstanding 127,576,849 shares (excluding shares held in treasury) of the registrant's Class A common stock, par value $.01, which is the only class of voting common stock of the registrant, and there were no shares outstanding of the registrant's Class B common stock, par value $.01. As of that date, the aggregate market value of the shares of voting common stock held by non-affiliates of the registrant (based on the closing price for the Class A common stock on the New York Stock Exchange on March 9, 2001) was approximately $6,018,183,644.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, is incorporated by reference in Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

                                   FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                         PAGE OF
                                                                        FORM 10-K
                                                                        ---------
                                PART I

Item 1.   BUSINESS....................................................      1

Item 2.   PROPERTIES..................................................     11

Item 3.   LEGAL PROCEEDINGS...........................................     11

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     12

                               PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.......................................     12

Item 6.   SELECTED FINANCIAL DATA.....................................     13

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.................................     14

Item 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET
            RISK......................................................     21

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................     23

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE..................................     47

                               PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........     47

Item 11.  EXECUTIVE COMPENSATION......................................     47

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT................................................     47

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............     47

                               PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
            8-K.......................................................     48

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Lexmark International, Inc., ("International") is a Delaware corporation which is the surviving company of a merger between itself and its former parent holding company, Lexmark International Group, Inc., ("Group") consummated on July 1, 2000. Group was formed in July 1990 in connection with the acquisition of IBM Information Products Corporation from International Business Machines ("IBM"). The acquisition was completed in March 1991. Group had as its only significant asset all of the outstanding common stock of International. On November 15, 1995, Group completed its initial public offering of Class A common stock. International now trades on the New York Stock Exchange under the symbol "LXK." Hereinafter, the "company" and "Lexmark" will refer to Group (including its subsidiaries, as the context requires) for all events prior to July 1, 2000 and will refer to International (including its subsidiaries, as the context requires) for all events subsequent to the merger.

Lexmark is a leading developer, manufacturer and supplier of printing solutions, including laser and inkjet printers, associated supplies and services for offices and homes. Lexmark develops and owns most of the technology for its laser and color inkjet printers and associated supplies, and that differentiates the company from a number of its major competitors, including Hewlett Packard ("HP"), which purchases its laser engines and cartridges from a third party. Lexmark also sells dot matrix printers for printing single and multi-part forms by business users. In addition, Lexmark develops, manufactures and markets a broad line of other office imaging products, which include supplies for select IBM branded printers, aftermarket supplies for original equipment manufacturer ("OEM") products, and typewriters and typewriter supplies that are sold under the IBM trademark. The company operates in the office products industry segment.

Revenue derived from international sales, including exports from the United States, make up more than half of the company's consolidated revenue with Europe accounting for approximately two-thirds of international sales. Lexmark's products are sold in over 150 countries in North and South America, Europe, the Middle East, Africa, Asia, the Pacific Rim and the Caribbean. Currency translation has significantly affected international revenue and cost of revenue. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations -- Effect of Currency Exchange Rates and Exchange Rate Risk Management for more information. As the company's international operations continue to grow, additional management attention will be required to focus on the operation and expansion of the company's global business and to manage the cultural, language and legal differences inherent in international operations. A summary of the company's revenues and long-lived total assets by geographic area is found on page 43 of this Annual Report on Form 10-K.

MARKET OVERVIEW

In 2000, estimated industry-wide revenue for printer hardware and associated supplies in the 1-50 pages per minute ("ppm") speed category, including monochrome (black) and color laser, inkjet and dot matrix printers, exceeded $40 billion. Management believes, based on industry analysts' estimates, that this market will in the aggregate continue to experience modest growth through 2004*. However, the company believes that certain product categories within this market that it has targeted, such as color laser printers and color inkjet printers, will experience double-digit growth in volume. Also, management believes that the total printer output opportunity will expand as copiers and fax machines shift from being stand alone analog devices to becoming optional upgrades on a digital, more "print-centric" connected device. Management believes that this shift should favor companies like Lexmark based on its experience in providing industry leading network printing solutions.

---------------

* Data available from industry analysts as to the size of the laser and inkjet printer market varies widely. The company bases its analysis of historical market trends on the data available from several different industry analysts.

The laser printer market can be divided into two major categories -- shared workgroup printers, which are almost exclusively attached directly to networks, and lower priced desktop printers attached to PCs or small workgroup networks. The shared workgroup printers include all color and monochrome laser printers that may be easily upgraded to include additional input and output capacity and may include high performance internal network adapters. Most shared workgroup printers also have sophisticated network management software tools. Within the shared workgroup laser printer category, Lexmark shipments have increased during the past five years at a rate which has enabled the company to gain market share. In the shared workgroup market, which is dominated by HP, Lexmark management believes that Lexmark is second in worldwide market share with more than twice the market share of the next nearest competitor. In the lower priced desktop laser printer category, Lexmark was one of the top three vendors in 2000. Management believes the company has recently strengthened its position in the lower priced desktop laser category.

Laser printer unit growth in recent years has generally exceeded the growth rate of laser printer revenue due to unit price pressure and management believes this trend will continue. This pricing pressure is partially offset by the tendency for customers in the shared workgroup laser segment to add optional features including network adapters, additional memory and paper drawers as well as new scanner and fax options.

Management believes that some business users may choose inkjet printers as a lower priced alternative to laser printers for personal desktop use. The consumer printer market today consists almost entirely of color inkjet printers. Lexmark's shipments of color inkjet printers increased at or near triple-digit rates annually from 1993 through 1996 and at double-digit rates for 1997 through 2000, which has enabled the company to gain market share. Based on industry data, management believes that Lexmark's unit volumes grew at more than twice the market growth rate in 2000. Growth in color inkjet printer revenue has been slower than unit growth due to pricing pressure, which management expects to continue. The greater affordability of color inkjet printers has been an important factor in the growth of this market.

The Internet is impacting Lexmark's business in several ways. Management believes that as more information is available over the Internet, and new products are being developed to access it, more of the information from the Internet is being printed. This is especially beneficial for printer and supplies manufacturers since so much of the Internet content is rich in color and graphics. The Internet also allows Lexmark to communicate with and provide support to customers in new and more valuable ways in addition to reducing costs through achieving operational efficiencies.

The markets for dot matrix printers and most of the company's other office imaging products are rapidly declining.

STRATEGY

Lexmark's strategy is based on a business model of building an installed base of printer hardware that will then generate demand for Lexmark's associated printer supplies. Lexmark is executing a three-pronged strategy in implementing its business model. First, the company is pursuing an increased share of printing solutions in the corporate and consumer markets. Second, Lexmark is using its technological leadership to maintain a competitive difference in its printer hardware, supplies, software and services. Third, the company uses a differentiated marketing and sales approach.

Lexmark's corporate customer strategy is to target large corporations and the public sector. The strategy is to increase market share by providing high quality, technologically advanced products at competitive prices. To promote Lexmark brand awareness and market penetration, Lexmark will continue to identify and focus on customer segments where Lexmark can differentiate itself by providing printing solutions that meet specific customer needs.

For the corporate customer, Lexmark continues to offer an array of advanced laser printer products with superior features and functions and higher speeds at competitive prices. The company believes that it is well-positioned to take advantage of the growth potential of network attached printers due to its development and ownership of both the software and hardware features that provide network connectivity and management tools. Lexmark has targeted the shared workgroup laser printer markets and, as it has with the 1,200 dots per inch ("dpi") Optra T family, intends to remain one of the few printer companies that create industry-wide standards for laser printer performance. Lexmark focuses continually on enhancing its laser printers to function efficiently in a networked environment and provide significant flexibility and manageability to the network administrator.

The company's consumer market strategy is to generate demand for Lexmark color inkjet printers by offering high-quality, competitively-priced products to retail, business and OEM customers. The company expects that product improvements in this market will result in faster printing and better print quality, and it continues to develop its own technology to meet these customer needs. The company continues to support all the major PC operating systems such as Microsoft Windows 95, Windows 98, Windows Me, Windows NT, Mac O/S and Linux. The company continues to take advantage of the operating systems and increasing computing power of the PC to drive printing functions and to produce a product that is easier to use. Lexmark believes that its core product offerings in this market, including the "Z" family of color inkjet printers, will also permit it to build brand recognition in the retail channels. The company recognized early on that as PC prices fell below $1,000 and then below $500, there was a need for high-quality, low-priced printers that retailers could bundle with the PCs. Lexmark has aggressively reduced costs while pushing the performance and features of higher-end color inkjets into this sub-$100 segment.

Lexmark is also different from its competitors in that it sells its color inkjet technology through several partnerships in the form of branded and co-branded products. The company is an attractive partner for PC manufacturers such as Compaq, Samsung and Fujitsu, since it does not compete with these companies. The company also sells its color inkjet technology to manufacturers of multifunction/fax machines and large format and specialty printers.

The company's strategy for dot matrix printers and other office imaging products is to continue to offer high-quality products and pursue the aftermarket OEM supplies opportunity, while managing cost to maximize cash flow and profit.

PRODUCTS

Business Products

In 2000, the company continued to market the Optra T family of monochrome laser printers, with models ranging in speeds from 15 to 35 ppm. The Optra T family shares identical user interfaces, drivers and common supplies, including a higher yield toner cartridge that delivers reduced user operating costs. The company also continued to market the wide format W810 laser printer at 35 ppm.

The company announced three new monochrome laser printers including the Optra E312 and E312L at 10 ppm, and the Optra M412 at 17 ppm. The Optra C710, a new color laser printer which prints at 16 ppm in monochrome and 3 ppm in color, was also announced in 2000. In addition, the company introduced new multifunction printers including the OptraImage T610sx, OptraImage T614dx and OptraImage C710sx and enhanced existing OptraImage models and options that provide advanced print/copy/fax/scan capability. Advanced document routing software, the Lexmark Document Distributor, was also introduced for use with OptraImage products to enable customers to increase productivity and streamline work processes.

To allow network managers to maximize staff productivity and enhance user satisfaction, the company introduced MarkVision Professional, the next generation of its print management software, providing remote configuration, monitoring and problem resolution of network print devices. Other management software was enhanced including MarkTrack, which tracks usage and print device inventory to enable efficient load balancing and cost tracking, and NetPnP, which automates the configuration of servers and workstations to use network printers.

Other software products introduced or enhanced include Optra Forms and Optra Forms Director which simplify the effort of reformatting print data and using electronic forms to avoid pre-printed forms costs.

Lexmark also provides products to connect printers to a variety of systems and networks. The MarkNet X2000 series of external print servers was introduced with models for connecting multiple printers and for connecting a single printer to provide greater control over connection costs. These devices and the existing MarkNet N2000 series of internal print servers provide the means to connect virtually any printer to the network and support multiple networking environments simultaneously.

Inkjet Printers

During 2000, the company introduced the second generation "Z" family of color inkjet printers. The six models in this family offer up to 2,400 x 1,200 dpi at speeds ranging from six to fifteen ppm in black and three to seven ppm in color and all feature the Accu-Feed paper handling system. 2000 was the first year Lexmark printers were compatible with Macintosh and Linux operating systems in addition to being compatible with leading software applications. In the fourth quarter of 2000, the company introduced the Z82 scanner/printer/copier, the first $199 device offering users the capability to scan, print and copy photographs and text documents. In a joint product introduction with Kodak, the Kodak Personal Picture Maker PM 200 by Lexmark was introduced in the fourth quarter of 2000. This product targets digital camera users and allows the user to store or print directly from the camera without using a PC.

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

Service and Support

For the company's printer products, a warranty period of at least one year is included, and customers typically have the option to purchase an extended warranty. The warranties generally include a toll-free technical support service as well as on-line support via the Internet.

MARKETING AND DISTRIBUTION

The company markets and distributes its corporate customer printers primarily through its well-established distributor network, which includes such distributors as Ingram Micro, Tech Data, Arrow, Computer 2000 and Northamber. The company's products are also sold through value-added resellers, who offer custom solutions to specific markets. In addition to its distributors and reseller networks, the company employs large account sales and marketing teams whose mission is to generate demand for Lexmark printing solutions primarily among large corporations as well as the public sector. Sales and marketing teams have focused on industry segments such as banking, retail/pharmacy, automobile distribution, government, education and health care. Those teams, in conjunction with the company's development and manufacturing teams, are able to customize printing solutions to meet customer specifications for printing electronic forms, media handling, duplex printing and other document workflow solutions.

The company distributes its color inkjet printers primarily through more than 15,000 retail outlets worldwide including office superstores such as OfficeMax, Staples and Office Depot, computer superstores such as CompUSA, and consumer electronics stores such as Circuit City and Best Buy. The company also distributes its color inkjet printers to other large multi-national chains such as Wal-Mart, Kmart and Target and to overseas stores such as Dixon's, Carrefour, Harvey Norman, T-Zone, Musimundo and Vobis.

Lexmark's Internet website enables customers to purchase the company's products and services directly. It also provides important information regarding the company's hardware and supplies products, services and technical support, as well as reseller locations in various countries. Lexmark is using the power of the Internet as it expands its business-to-business and business-to-consumer markets.

The company's international sales are an important component of its operations. The company's sales and marketing activities in its global markets are organized to meet the needs of the local jurisdictions and the size of their markets. The company's European marketing operation is structured similarly to its domestic marketing activity. The company's products are available from major information technology resellers such as Northamber and in large markets from key retailers such as Media Markt in Germany, Dixon's in the United Kingdom and Carrefour in France. Australian and Canadian marketing activities, like those in the United States, focus on large account demand generation and vertical markets, with orders filled through distributors and retailers. The company's Latin American and Asia Pacific markets, other than Australia, are served through a combination of Lexmark sales offices, strategic partnerships and distributors. The company also has sales and marketing efforts for OEM opportunities.

The company's printer supplies and other office imaging products are generally available at the customer's preferred point of purchase through multiple channels of distribution. Although channel mix varies somewhat depending on the geography, substantially all of the company's supplies products sold commercially in 2000 were sold through the company's network of Lexmark-authorized supplies distributors and resellers who sell directly to end users or to independent office supply dealers.

No single customer has accounted for more than 10% of the company's consolidated revenues since 1996.

COMPETITION

The markets for printers and associated supplies are highly competitive, especially with respect to pricing and the introduction of new products and features. The laser printer market is dominated by HP, which has a widely recognized brand name and has been estimated to have an approximately 60% market share. Several other large vendors such as Canon and Xerox also compete in the laser printer market.

The company's strategy requires that the company continue to develop and market new and innovative products at competitive prices. New product announcements by the company's principal competitors, however, can have, and in the past have had, a material adverse effect on the company's financial results. Such new product announcements can quickly undermine any technological competitive edge that one manufacturer may enjoy over another and set new market standards for quality, speed and function. Furthermore, knowledge in the marketplace about pending new product announcements by the company's competitors may also have a material adverse effect on the company inasmuch as purchasers of printers may defer purchasing decisions until the announcement and subsequent testing of such new products.

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

HP is also the market leader in the color inkjet printer market and, with Canon and Epson, has been estimated to account for approximately 75% to 80% of worldwide color inkjet printer sales. As with laser printers, if pricing pressures are not mitigated by cost and expense reductions, the company's ability to maintain or build market share and its profitability could be adversely affected. In addition, as a relatively new entrant to the retail marketplace with a less widely recognized brand name, the company must compete with HP, Canon and Epson for retail shelf space for its inkjet printers and supplies.

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

The market for other office imaging products is extremely competitive and the impact segment of the supplies market is declining. Although the company has rights to market certain IBM branded supplies until June 2002 and certain others until December 2004, there are many independent ribbon and toner manufacturers competing to provide compatible supplies for IBM branded printing products. Independent manufacturers compete for the aftermarket ribbon business under either their own brand, private label, or both, using price, aggressive marketing programs, and flexible terms and conditions to attract customers. Depending on the product, prices for compatible products produced by independent manufacturers are offered below the company's prices, in some cases significantly below the company's prices.

The company is increasingly less dependent on revenue and profitability from its other office imaging products than it has been historically. However there is no assurance that the company will be able to compete in the aftermarket laser supplies business effectively. Management believes that the operating income associated with its other office imaging products will decline at a greater rate in 2001 than it declined in 2000 and may adversely affect the company's operating results.

MANUFACTURING

The company operates manufacturing control centers in Lexington, Kentucky and Geneva, Switzerland, and has manufacturing sites in Lexington, Boulder, Colorado, Orleans, France, Sydney, Australia, Rosyth, Scotland, Juarez, Mexico, Lapu-Lapu City, Philippines and Brno, Czech Republic. During 2000, the company expanded existing facilities in Rosyth, Scotland and Juarez, Mexico and opened new plants in Chihuahua, Mexico and Reynosa, Mexico. Most of the company's laser and inkjet technologies are developed in Lexington and Boulder. The company's manufacturing strategy is to keep processes that are technologically complex, proprietary in nature and higher value added, such as the manufacture of inkjet cartridges, at the company's own facilities. The company has provided some of its technical expertise to several lower cost vendors who provide additional printer production capability. Lexmark oversees these vendors to ensure that products meet the company's quality standards.

In October 2000, the company announced its plans to relocate manufacturing, primarily laser printers, to Mexico and China. Refer to Note 5 of the Notes to Consolidated Financial Statements for more information related to the company's restructuring plans.

The company's development and manufacturing operations for laser printer supplies which include toners, photoconductor drums, developers, charge rolls and fuser rolls, are located in Boulder. The company has made significant capital investments in the Boulder facility to expand toner and photoconductor drum processes.

MATERIALS

The company procures a wide variety of components used in the manufacturing process, including semiconductors, electro-mechanical components and assemblies, as well as raw materials, such as plastic resins. Although many of these components are standard off-the-shelf parts that are available from multiple sources, the company often utilizes preferred supplier relationships to better ensure more consistent quality, cost, and delivery. Typically, these preferred suppliers maintain alternate processes and/or facilities to ensure continuity of supply. The company generally must place commitments for its projected component needs approximately three to six months in advance. The company occasionally faces capacity constraints when there has been more demand for its printers and associated supplies than initially projected. From time to time, the company may be required to use air shipment to expedite product flow, which can adversely impact the company's operating results.

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

The company is committed to being a technology leader in its targeted areas and is actively engaged in the design and development of additional products and enhancements to its existing products. Its engineering effort focuses on laser, inkjet, and connectivity technologies, as well as design features that will increase efficiency and lower production costs. The process of developing new technology products is complex and requires innovative designs that anticipate customer needs and technological trends. Research and development expenditures were $217 million in 2000, $184 million in 1999 and $159 million in 1998. In addition, the company must make strategic decisions from time to time as to which new technologies will produce products in market segments that will experience the greatest future growth. There can be no assurance that the company can continue to develop the more technologically advanced products required to remain competitive.

BACKLOG

The company generally ships its products within 30 days of receiving orders and therefore has a backlog of generally less than 30 days at any time, which the company does not consider material to its business.

EMPLOYEES

As of December 31, 2000, the company had approximately 13,000 employees worldwide of which 5,700 are located in the U.S. and the remaining 7,300 in Europe, Canada, Latin America, Asia, and the Pacific Rim. None of the U.S. employees are represented by any union. Employees in France, Germany and the Netherlands are represented by Statutory Works Councils. Substantially all regular employees have stock options.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the company and their respective ages, positions and years of service with the company are set forth below.

                                                                              YEARS WITH
 NAME OF INDIVIDUAL      AGE                     POSITION                     THE COMPANY
 ------------------      ---                     --------                     -----------
Paul J. Curlander        48     Chairman and Chief Executive Officer              10
Gary E. Morin            52     Executive Vice President and Chief
                                  Financial Officer                                5
Kathleen J. Affeldt      52     Vice President of Human Resources                 10
Daniel P. Bork           49     Director of Taxes                                  4
Kurt M. Braun            40     Treasurer                                          9
Vincent J. Cole, Esq.    44     Vice President, General Counsel and
                                  Secretary                                       10
Timothy P. Craig         49     Vice President and President of Consumer
                                  Printer Division                                10
David L. Goodnight       48     Vice President and Corporate Controller            7
Thomas B. Lamb           43     Vice President and President of Customer
                                  Solutions Division                               5
Paul A. Rooke            42     Vice President and President of Business
                                  Printer Division                                10
Roger P. Rydell          46     Vice President of Corporate Communications         3
Alfred A. Traversi       48     Executive Vice President                           4

Dr. Curlander has been a Director of the company since February 1997. Since April 1999, Dr. Curlander has been Chairman and Chief Executive Officer of the company. From May 1998 to April 1999, Dr. Curlander was President and Chief Executive Officer of the company. From February 1997 to May 1998, Dr. Curlander was President and Chief Operating Officer of the company, and from January 1995 to February 1997, he was Executive Vice President, Operations of the company. In 1993, Dr. Curlander became a Vice President of the company, and from 1991 to 1993 he was General Manager of the company's printer business.

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

Mr. Craig has been Vice President and President of the Consumer Printer Division since November 2000. From June 2000 to November 2000, Mr. Craig served as a Vice President of the company, reporting to the Chairman and Chief Executive Officer. From October 1997 to June 2000, Mr. Craig served as a Vice President in the company's Business Printer Division, and prior to such time, he served as a Director in the company's Business Printer Division.

Mr. Goodnight has been Vice President and Corporate Controller of the company since May 1998 and served as Controller since February 1997. Prior to such time and since January 1994, when he joined the company, Mr. Goodnight served as CFO for the company's Business Printer Division. Prior to joining the company, Mr. Goodnight held various controller positions with Calcomp, a division of Lockheed Martin Corporation.

Mr. Lamb has been Vice President and President of the Customer Solutions Division since December 1999. From May 1998 to December 1999, Mr. Lamb was Executive Vice President of the company. Prior to such time, Mr. Lamb was Vice President and President of the company's Imaging Solutions Division since August 1997. He served as Vice President and General Manager of the company's Imaging Solutions Division from January 1996 up to his appointment as division president. Prior to joining the company, Mr. Lamb held various senior management positions with General Chemical Corporation, including most recently, the position of Vice President and General Manager of the Industrial Chemicals Division.

Mr. Rooke has been Vice President and President of the Business Printer Division since December 1999. From June 1998 to December 1999, Mr. Rooke was Vice President and President of the company's Imaging Solutions Division. He served as Vice President, Worldwide Marketing for the company's Consumer Printer Division from September 1996 up to his appointment as division president. Prior to such time, he held various positions within the company's printer divisions and became Vice President and General Manager of Dot Matrix/Entry Laser Printers in 1994. Prior to joining the company, Mr. Rooke held various positions with IBM.

Mr. Rydell has been Vice President of Corporate Communications since he joined the company in January 1998. Prior to joining the company, Mr. Rydell was Vice President of Corporate Communications for The Timberland Company from December 1994 to January 1998. Prior to that, Mr. Rydell served as Director of Worldwide Communications for Dell Computer Corporation.

Mr. Traversi has been Executive Vice President of the company since May 1998. Prior to such time and since October 1997, he was President of Customer Services. Mr. Traversi served as the company's Vice President of Information Technology and Operations from the time he joined the company in October 1996 up to his appointment as President of Customer Services. Prior to joining the company, Mr. Traversi was Vice President -- Operations Services with Taco Bell Corporation, and prior to 1994, Mr. Traversi held various senior management positions with Digital Equipment Corporation.

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

The company holds approximately 1,400 patents worldwide and has approximately 925 pending patent applications worldwide covering a range of subject matter. The company has filed over 2,400 worldwide patent applications since its inception in 1991. The company's patent strategy includes obtaining patents on key features of new products which it develops and patenting a range of inventions contained in new supply products such as toner and ink cartridges for printers. Where appropriate, the company seeks patents on inventions flowing from its general research and development activities. While no single patent or series of patents is material to the company, the company's patent portfolio in the aggregate serves to protect its product lines and offers the possibility of entering into license agreements with others.

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

ITEM 2.  PROPERTIES

The company's manufacturing and other material operations are conducted at the facilities set forth below:

         LOCATION            SQUARE FEET                    ACTIVITIES                    STATUS
         --------            -----------                    ----------                    ------
Lexington, KY                 2,848,000    Headquarters, Manufacturing, Development,
                                           Administrative, Warehouse, Marketing            Owned
                                151,000    Warehouses, Development                        Leased(1)
Seymour, IN                     763,000    Warehouse, Distribution                        Leased(2)
Boulder, CO                     332,000    Manufacturing, Development, Warehouse          Leased(3)
Dietzenbach, Germany             35,000    Administrative, Warehouse                      Leased(4)
Juarez, Mexico                  234,000    Manufacturing, Administrative                   Owned
Chihuahua, Mexico               192,000    Manufacturing, Administrative                   Owned
Richmond Hill, Ontario          105,000    Administrative, Marketing, Warehouse           Leased(5)
Orleans, France                 452,000    Manufacturing, Administrative, Warehouse        Owned
Ormes, France                   179,000    Warehouse                                      Leased(6)
Paris, France                    48,000    Administrative, Marketing                      Leased(7)
                                 25,000    EMEA Headquarters                              Leased(8)
Rosyth, Scotland                150,000    Manufacturing, Administrative                   Owned
Sydney, Australia                64,000    Manufacturing, Administrative, Warehouse,
                                           Marketing                                      Leased(9)
Brno, Czech Republic             18,000    Manufacturing, Administrative                  Leased(10)
Lapu-Lapu City, Philippines     115,000    Manufacturing, Administrative                   Owned
Geneva, Switzerland               7,800    Manufacturing Control Center                   Leased(11)
Reynosa, Mexico                 153,500    Manufacturing, Administrative                  Leased(12)

---------------

 (1) Leases covering 151,000 square feet expire September, 2001, and carry three one-year renewal options.
 (2) Lease covering this property expires June, 2010, and carries two five-year renewal options.
 (3) Lease covering 278,000 square feet expires May, 2006, and carries two five-year renewal options. Lease covering 54,000 square feet expires December, 2005, and there are no renewal options.
 (4) Lease covering this property expires September, 2004, and there are no renewal options.
 (5) Lease covering this property expires August, 2013, and carries two five-year renewal options.
 (6) Lease covering this property expires February, 2001, and there are no renewal options.
 (7) Leases covering this property expire December, 2006, and there are no renewal options.
 (8) Lease covering this property expires October, 2008, and there are no renewal options.
 (9) Lease covering this property expires March, 2002, and carries one six-year renewal option.
(10) Lease covering this property expires December, 2003, and carries one three-year renewal option.
(11) Lease covering this property expires August, 2002.
(12) Lease covering this property expires July, 2010, and carries two five-year renewal options.

The company believes its facilities are in good operating condition. The square footage in Lexington, Kentucky has declined as a result of the restructuring plans discussed in Note 5 of the Notes to Consolidated Financial Statements.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Lexmark's Class A common stock is traded on the New York Stock Exchange under the symbol LXK. As of March 9, 2001, there were 1,769 holders of record of the Class A common stock and there were no holders of record of the Class B common stock. Information regarding the market prices of the company's Class A common stock appears in Part II, Item 8, Note 19 of the Notes to Consolidated Financial Statements.

The company has never declared or paid any cash dividends on the Class A common stock and has no current plans to pay cash dividends on the Class A common stock. The payment of any future cash dividends will be determined by the company's board of directors in light of conditions then existing, including the company's earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions, certain corporate law requirements and various other factors.

ITEM 6.  SELECTED FINANCIAL DATA

The table below summarizes recent financial information for the company. For further information refer to the company's financial statements and notes thereto presented under Part II, Item 8 of this Form 10-K.

(Dollars in Millions, Except Share Data)
--------------------------------------------------------------------------------

                                                  2000           1999           1998           1997           1996
                                               -----------    -----------    -----------    -----------    -----------
STATEMENT OF EARNINGS DATA:
----------------------------------------------------------------------------------------------------------------------
Revenue......................................  $   3,807.0    $   3,452.3    $   3,020.6    $   2,493.5    $   2,377.6
Cost of revenue..............................      2,550.9        2,222.8        1,934.4        1,623.5        1,630.2
----------------------------------------------------------------------------------------------------------------------
Gross profit.................................      1,256.1        1,229.5        1,086.2          870.0          747.4
Research and development.....................        216.5          183.6          158.5          128.9          123.9
Selling, general and administrative..........        582.6          569.3          544.9          466.5          388.0
Restructuring and related charges (1)........         41.3             --             --             --             --
Amortization of intangibles (2)..............           --             --             --             --            5.1
----------------------------------------------------------------------------------------------------------------------
Operating income.............................        415.7          476.6          382.8          274.6          230.4
Interest expense.............................         12.8           10.7           11.0           10.8           20.9
Other........................................          6.5            7.0            6.4            9.1            7.9
----------------------------------------------------------------------------------------------------------------------
Earnings before income tax...................        396.4          458.9          365.4          254.7          201.6
Provision for income tax.....................        111.0          140.4          122.4           91.7           73.8
----------------------------------------------------------------------------------------------------------------------
Earnings before extraordinary item...........        285.4          318.5          243.0          163.0          127.8
Extraordinary loss (3).......................           --             --             --          (14.0)            --
----------------------------------------------------------------------------------------------------------------------
Net earnings.................................  $     285.4    $     318.5    $     243.0    $     149.0    $     127.8

Diluted earnings per common share before
  extraordinary item (4).....................  $      2.13    $      2.32    $      1.70    $      1.08    $      0.84
Diluted net earnings per common share (4)....  $      2.13    $      2.32    $      1.70    $      0.99    $      0.84
Shares used in per share calculation (4).....  134,311,830    137,546,661    142,801,780    150,337,552    151,331,468

STATEMENT OF FINANCIAL POSITION DATA:
----------------------------------------------------------------------------------------------------------------------
Working capital..............................  $     264.7    $     353.2    $     414.3    $     228.6    $     343.8
Total assets.................................      2,073.2        1,702.6        1,483.4        1,208.2        1,221.5
Total debt...................................        148.9          164.9          160.4           75.0          165.3
Stockholders' equity.........................        777.0          659.1          578.1          500.7          540.3

OTHER KEY DATA:
----------------------------------------------------------------------------------------------------------------------
Operating income before amortization and
  unusual item (5)...........................  $     457.0    $     476.6    $     382.8    $     274.6    $     235.5
Diluted earnings per share before unusual
  items (4)(5)(6)............................  $      2.35    $      2.32    $      1.70    $      1.08    $      0.84
Cash from operations (7).....................  $     476.3    $     448.2    $     300.3    $     281.3    $     125.4
Capital expenditures.........................  $     296.8    $     220.4    $     101.7    $      69.5    $     145.0
Debt to total capital ratio..................           16%            20%            22%            13%            23%
After tax return on net assets before unusual
  items (5)(8)...............................           32%            37%            34%            24%            21%
Return on average equity before unusual
  items (5)(8)...............................           42%            53%            47%            30%            27%
Number of employees (9)......................       13,035         10,933          8,835          7,985          6,573
----------------------------------------------------------------------------------------------------------------------

(1) Represents restructuring and related charges associated with the relocation of manufacturing and reductions in associated support infrastructure. Restructuring and related charges were $41.3 million ($29.7 million, net of tax) and resulted in a 22 cent reduction in diluted net earnings per share.
(2) Acquisition-related intangibles were fully amortized by March 31, 1996.
(3) Represents extraordinary after-tax loss caused by the early extinguishment of the company's senior subordinated notes.
(4) All data prior to 1999 has been restated to reflect a two-for-one stock split on June 10, 1999.
(5) Unusual item in 2000 represents the restructuring and related charges discussed in (1) above.
(6) Unusual item in 1997 represents the extraordinary after-tax loss discussed in (3) above.
(7) Cash flows from investing and financing activities, which are not presented, are integral components of total cash flow activity.
(8) Unusual item in 1997 represents the extraordinary loss discussed in (3) above.
(9) Represents the number of full-time equivalent employees at December 31 of each year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto:

OVERVIEW

Lexmark International, Inc. ("International," and together with its subsidiaries, the "company" or "Lexmark") is a leading developer, manufacturer and supplier of printing solutions, including laser and inkjet printers, associated supplies and services for offices and homes. The company also sells dot matrix printers for printing single and multi-part forms for business users. In addition Lexmark develops, manufactures and markets a broad line of other office imaging products which include supplies for select International Business Machines Corporation ("IBM") branded printers, aftermarket supplies for original equipment manufacturer ("OEM") products, and typewriters and typewriter supplies that are sold under the IBM trademark.

In the past several years, the worldwide printer industry has seen growth in laser and inkjet printers as a result of the increasing penetration of personal computers into home and office markets. During this period, the company's own product mix has evolved, with its laser and inkjet printers and associated supplies representing an increasing percentage of its sales volume and revenue, particularly as the increasing base of installed Lexmark printers generates additional revenue from recurring sales of supplies for those printers (primarily laser and inkjet cartridges). Lexmark believes that its total revenue will continue to grow due to overall market growth and increases in the company's market share in both the laser and inkjet printer categories. Management believes that this growth will more than offset reduced demand for dot matrix impact printers and declines in sales of IBM branded supplies as well as typewriters and typewriter supplies that are sold under the IBM trademark.

In recent years, the company's growth rate in sales of printer units has generally exceeded the growth rate of its printer revenue due to selling price reductions and the introduction of new lower priced products in both the laser and inkjet printer markets. In the laser printer market, unit price reductions are partially offset by the tendency of customers to add optional features including network adapters, additional memory and paper drawers as well as new scanner and fax options. In the inkjet printer market, advances in color inkjet technology have resulted in printers with sharper resolution and improved performance while increased competition has led to lower prices. The greater affordability of color inkjet printers has been an important factor in the growth of this market.

As the installed base of Lexmark laser and inkjet printers continues to grow, management expects the market for their associated supplies will grow as well, as such supplies are routinely required for use throughout the life of the printers. The associated supplies are a relatively high margin, recurring business which the company expects to contribute to the stability of its earnings over time.

The company's dot matrix printers and other office imaging products include many mature products such as supplies for IBM printers, typewriters and other impact supplies that require little ongoing investment. The company expects that the market for these products will rapidly decline, and has implemented a strategy to continue to offer high-quality products and pursue the aftermarket OEM supplies opportunity, while managing cost to maximize cash flow and profit.

The company expects that its overall operating margins will remain relatively stable as the associated printer supplies become an increasing part of its business. Although the company expects continuing declines in printer prices, it expects to be able to reduce costs and expenses generally in line with price decreases.

RESTRUCTURING AND RELATED CHARGES

In October 2000, Lexmark's management and board of directors approved a plan to restructure its worldwide operations. The restructuring plan will involve relocating manufacturing, primarily laser printers, to Mexico and China, and reductions in associated support infrastructure. Restructuring and related charges of $41.3 million ($29.7 million, net of tax) were expensed during the fourth quarter. These charges were comprised of $24.3 million of accrued restructuring costs related to separation and other exit costs, $10.0 million related to asset impairment charges and $7.0 million associated with a pension curtailment loss to recognize a change in the company's projected benefit obligation associated with the employee separations.

Components of and amounts charged against the restructuring accrual as of December 31, 2000 were as follows:

                                                         TOTAL       CASH      ACCRUAL BALANCE AT
                                                        ACCRUAL    PAYMENTS    DECEMBER 31, 2000
  -----------------------------------------------------------------------------------------------
  Severance and related costs.........................   $19.3      $(1.1)           $18.2
  Other exit costs....................................     5.0       (1.8)             3.2
  -----------------------------------------------------------------------------------------------
    Total.............................................   $24.3      $(2.9)           $21.4
  -----------------------------------------------------------------------------------------------

The $19.3 million accrued restructuring costs for employee separation is associated with approximately 900 employees worldwide primarily in the manufacturing and related support areas. Employee separation benefits include severance, medical and other benefits. The current period separation cash payments are related to initial severance amounts provided to targeted employees who accepted Lexmark's voluntary departure program. Employees are expected to begin exiting the business in the first quarter of 2001.

The other exit costs of $5.0 million are related to vendor and lease cancellation charges and demolition and cleanup costs associated with the company's manufacturing relocation.

The $10.0 million charge for asset impairment was determined in accordance with Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of " and resulted from the company's plans to abandon certain assets (primarily buildings) associated with the relocation of manufacturing and related support activities.

In total, the company expects the pre-tax charge of $41.3 million to result in cash payments of $24.3 million and non-cash charges of $17.0 million. The cash payments are primarily for employee separations and other exit costs. Lexmark expects to substantially complete its restructuring initiatives during the year 2001. Annual savings from the restructuring should approximate $100 million by 2002, and will be utilized to strengthen the company's competitive position.

RESULTS OF OPERATIONS

2000 COMPARED TO 1999

Consolidated revenue in 2000 was $3,807 million, an increase of 10% over 1999. Revenue was adversely affected by foreign currency exchange rates due to weakening of European currencies against the U.S. dollar. Revenue growth was 16% year-to-year on a constant currency basis. Total U.S. revenue increased $143 million or 9% and international revenue, including exports from the U.S., increased $212 million or 11%. Revenue from sales to all OEM customers accounted for less than 15% of consolidated revenue in 2000 with no single OEM customer accounting for more than 5% of total revenue.

The revenue growth was primarily driven by unit volume increases in printers and associated supplies whose revenue increased 15% over 1999. Printer volumes grew at double-digit rates and associated printer supplies revenues increased during 2000 as compared to 1999 primarily due to the continued growth of the company's installed printer base.

Consolidated gross profit was $1,256 million for 2000, an increase of 2% from 1999. Gross profit as a percentage of revenue for 2000 decreased to 33.0% from 35.6% in 1999 principally due to lower hardware margins, unfavorable foreign currency impact, the cost of airfreight, and a mix shift among products.

Total operating expense was $840 million in 2000. Excluding the restructuring and related charges of $41 million, total operating expense was $799 million and increased 6% for 2000 compared to 1999. Operating expense, excluding restructuring and related charges, as a percentage of revenue decreased to 21.0% in 2000 compared to 21.8% in 1999 primarily due to lower selling, general and administrative expense as a percentage of revenue.

Consolidated operating income was $416 million in 2000. Excluding the restructuring and related charges, consolidated operating income was $457 million and decreased 4% from 1999. Higher printer and associated supplies unit volumes and lower selling, general, and administrative expense as a percentage of revenue were offset by lower hardware margins, unfavorable foreign currency impact, the cost of airfreight, and a mix shift among products.

In 2000, earnings before income tax were $397 million. Excluding the restructuring and related charges, earnings before income tax were $438 million, a decrease of 5% from 1999, reflecting lower operating margins.

Net earnings were $285 million in 2000. The restructuring and related charges net of taxes were $30 million. Net earnings, excluding restructuring and related charges, were $315 million, down 1% from 1999, primarily due to lower operating margins partially offset by a reduction in the effective income tax rate. The income tax provision was 28.0% of earnings before tax in 2000 as compared to 30.6% in 1999. The decrease in the effective income tax rate was primarily due to lower income tax rates on manufacturing activities in certain countries.

Basic net earnings per share were $2.22 for 2000 compared to $2.46 in 1999. The restructuring and related charges resulted in a $.24 negative impact on basic net earnings per share. Basic net earnings per share, excluding restructuring and related charges, were $2.46 for both 2000 and 1999. Diluted net earnings per share were $2.13 in 2000 before adjusting for the $.22 per share impact related to the restructuring actions. Diluted net earnings per share after removing the restructuring impacts were $2.35 in 2000, compared to $2.32 in 1999 an increase of 1%. This increase was due to fewer shares outstanding partially offset by the decline in net earnings.

The following table sets forth the percentage of total revenue represented by certain items reflected in the company's statements of earnings, excluding restructuring and related charges:

                                                                2000     1999     1998
  -------------------------------------------------------------------------------------
  Revenue.....................................................  100.0%   100.0%   100.0%
  Cost of revenue.............................................   67.0%    64.4%    64.0%
  -------------------------------------------------------------------------------------
  Gross profit................................................   33.0%    35.6%    36.0%
  Research & development......................................    5.7%     5.3%     5.2%
  Selling, general & administrative...........................   15.3%    16.5%    18.1%
  -------------------------------------------------------------------------------------
  Operating income............................................   12.0%    13.8%    12.7%
  -------------------------------------------------------------------------------------

1999 COMPARED TO 1998

Consolidated revenue in 1999 was $3,452 million, an increase of 14% over 1998. Revenue was adversely affected by foreign currency exchange rates due to the strengthening of the U.S. dollar. Without the currency translation effect, year-to-year revenue growth would have been 16%. Total U.S. revenue increased $118 million or 8% and international revenue, including exports from the U.S., increased $314 million or 19%. Revenue from sales to all OEM customers accounted for less than 15% of consolidated revenue in 1999 with no single OEM customer accounting for more than 5% of total revenue.

The revenue growth was primarily driven by unit volume increases in printers and associated supplies. The company introduced the Optra T family of monochrome laser printers and the "Z" series color inkjet printers in 1999. The company also introduced the OptraImage multifunction products providing customers with print/copy/fax/scan capabilities. Printer volumes grew at double-digit rates and associated printer supplies revenue increased during 1999 as compared to 1998 primarily due to the continued growth of the company's installed printer base.

Consolidated gross profit was $1,229 million for 1999, an increase of 13% from 1998, mainly driven by printer and associated supplies volume increases. Gross profit as a percentage of revenue for 1999 decreased to 35.6% from 36.0% in 1998 principally due to a mix shift among products.

Total operating expense increased 7% for 1999 compared to 1998. Operating expense as a percentage of revenue decreased to 21.8% in 1999 compared to 23.3% in 1998 primarily due to increased revenue and lower selling, general and administrative expense as a percentage of revenue.

Consolidated operating income was $477 million for 1999, an increase of 24% over 1998. This increase was due principally to higher printer and associated supplies sales volumes and lower selling, general and administrative expense as a percentage of revenue.

Earnings before income tax were $459 million, an increase of 26% over 1998, reflecting the improved operating performance.

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

LIQUIDITY AND CAPITAL RESOURCES

Lexmark's primary source of liquidity has been cash generated by operations, which totaled $476 million, $448 million and $300 million in 2000, 1999 and 1998, respectively. Cash from operations has been sufficient to allow the company to fund its working capital needs and finance its capital expenditures during these periods along with the repurchase of approximately $209 million, $302 million and $189 million of its Class A common stock during 2000, 1999 and 1998, respectively.

Cash flows from operating activities in 2000 increased 6% over 1999. The increase in 2000 was primarily due to favorable changes in working capital accounts. In 1999, cash provided by operating activities increased 49% over 1998 due to higher net earnings and favorable changes in working capital accounts.

The company has a $300 million unsecured, revolving credit facility with a group of banks. The interest rate on the credit facility ranges from 0.2% to 0.7% above London Interbank Offered Rate (LIBOR), as adjusted under certain limited circumstances, based upon the company's debt rating. In addition, the company pays a facility fee on the $300 million of 0.1% to 0.3% based upon the company's debt rating. The interest and facility fees are payable quarterly. The $300 million credit agreement, as amended, contains customary default provisions, leverage and interest coverage restrictions and certain restrictions on the incurrence of additional debt, liens, mergers or consolidations and investments. Any amounts outstanding under the $300 million credit facility are due upon the maturity of the facility on January 27, 2003. As of December 31, 2000 there were no amounts outstanding under this credit facility.

The company has outstanding $150 million principal amount of 6.75% senior notes due May 15, 2008, priced at 98.998%, to yield 6.89% to maturity. The senior notes contain typical restrictions on liens, sale leaseback transactions, mergers and sales of assets. There are no sinking fund requirements on the senior notes and they may be redeemed at any time, at a redemption price as described in the related indenture agreement, as supplemented and amended, in whole or in part, at the option of the company. A balance of $149 million (net of unamortized discount of $1 million) was outstanding at December 31, 2000.

The company has an agreement in place to sell its U.S. trade receivables on a limited recourse basis. In October 2000, the company amended that agreement and, the maximum amount of U.S. trade receivables to be sold was increased from $150 million to $170 million. As collections reduce previously sold receivables, the company may replenish these with new receivables. At December 31, 2000, U.S. trade receivables of $170 million had been sold and, due to the revolving nature of the agreement, $170 million also remained outstanding. At December 31, 1999, U.S. trade receivables of $140 million had been sold and also remained outstanding. The agreement, which contains customary financial covenants, must be renewed annually, and is expected to be renewed upon its expiration in October 2001. The risk the company bears from bad debt losses on U.S. trade receivables sold is retained by the company since the company holds a retained interest in the sold receivables of approximately $37 million. The company addresses this risk of loss in its allowance for doubtful accounts. Receivables sold may not include amounts over 60 days past due or concentrations over certain limits with any one customer. In 1997, the company entered into three-year interest rate swaps with a total notional amount of $60 million, whereby the company paid interest at a fixed rate of approximately 6.5% and received interest at a floating rate equal to the three-month LIBOR. Since May 1998, the swaps served as a hedge of the receivables financings which are based on floating interest rates. These interest rate swaps expired during 2000.

At the company's Annual Meeting of Stockholders on April 27, 2000, the stockholders approved an increase in the number of authorized shares of its Class A common stock from 450 million to 900 million shares.

As of December 31, 2000, the company's board of directors had authorized the repurchase of up to $1.0 billion of its Class A common stock. This repurchase authority allows the company, at management's discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During 2000, the company repurchased 3,137,900 shares of its Class A common stock for approximately $209 million. As of December 31, 2000, the company had repurchased 28,606,928 shares at prices ranging from $10.63 to $105.38 per share for an aggregate cost of approximately $882 million, leaving approximately $118 million of share repurchase authority.

In February 2001, the company filed a shelf registration statement with the Securities and Exchange Commission to register $200 million of debt securities. The company expects to use the net proceeds from the sale of the securities for capital expenditures, reduction of short-term borrowings, working capital, acquisitions and other general corporate purposes.

CAPITAL EXPENDITURES

Capital expenditures totaled $297 million, $220 million and $102 million in 2000, 1999 and 1998, respectively. The capital expenditures during the past three years were primarily attributable to capacity expansion, the support of new products and research and development facilities. Looking forward to 2001, the company expects capital expenditures to be approximately $300 million and will include further expansion of printer and associated supplies manufacturing capacity and new products. The capital expenditures are expected to be funded primarily through cash from operations.

EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

Revenue derived from international operations, including exports from the United States, made up more than half of the company's consolidated revenue, with European revenue accounting for about two-thirds of international revenue. Substantially all foreign subsidiaries maintain their accounting records in their local currencies. Consequently, period-to-period comparability of results of operations is affected by fluctuations in exchange rates. Currency translation has significantly affected international revenue and cost of revenue, and although it did not have a material impact on operating income for the years 1998 and 1999, the 2000 operating income was materially adversely impacted by exchange rate fluctuations. The company attempts to reduce its exposure to exchange rate fluctuations through the use of operational hedges, such as pricing actions and product sourcing decisions.

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

TAX MATTERS

The company's effective income tax rate was approximately 28%, 31% and 34% for 2000, 1999 and 1998, respectively. The decrease in the income tax rate was primarily due to the effect of lower tax rates on manufacturing activities in certain countries.

The company and its subsidiaries are subject to tax examinations in various U.S. and foreign jurisdictions. The company believes that adequate amounts of tax and related interest have been provided for any adjustments that may result from these examinations.

As of December 31, 2000, the company had non-U.S. tax loss carryforwards of $23 million, including $4 million which are not expected to provide a future benefit because they are attributable to certain non-U.S. entities that are also taxable in the U.S.

NEW ACCOUNTING STANDARDS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The company adopted SAB 101 as required by December 31, 2000 and the adoption did not have a material impact on the company's financial position, results of operations or cash flows.

In July 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") issued EITF 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Realized by a Company upon Employee Exercise of a Nonqualified Stock Option. This statement requires that cash flows realized from an income tax benefit as a result of employee stock option exercises be recorded in cash flows from operating activities in the Statement of Cash Flows. This statement is effective for quarters ending after July 20, 2000 with reclassification required for comparative cash flow statements. The company adopted this statement in the third quarter of 2000 and has reclassified prior year amounts to conform with the classification of such items as cash flows from operating activities. The company had previously recorded such items in cash flows from financing activities.

In September 2000, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. SFAS No. 140 also includes provisions that require additional disclosures in the financial statements for fiscal years ending after December 15, 2000. Additional disclosures have been included in Note 15 of the Notes to Consolidated Financial Statements. This statement is not expected to have a material impact on the company's financial position, results of operations or cash flows.

INFLATION

The company is subject to the effects of changing prices and operates in an industry where product prices are very competitive and subject to downward price pressures. As a result, future increases in production costs or raw material prices could have an adverse effect on the company's business. However, the company actively manages its product costs and manufacturing processes in an effort to minimize the impact on earnings of any such increases.

YEAR 2000

The company has not experienced any significant internal system difficulties associated with the year 2000 issue.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND INFORMATION CONCERNING
FORWARD-LOOKING STATEMENTS

Statements contained in this report which are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the company. There can be no assurance that future developments affecting the company will be those anticipated by management, and there are a number of factors that could adversely affect the company's future operating results or cause the company's actual results to differ materially from the estimates or expectations reflected in such forward-looking statements, including without limitation, the factors set forth below:

- The company's future operating results may be adversely affected if it is unable to continue to develop, manufacture and market products that meet customers' needs. The markets for laser and inkjet printers and associated supplies are increasingly competitive, especially with respect to pricing and the introduction of new technologies and products offering improved features and functionality. The company and its major competitors, all of which have significantly greater financial, marketing and technological resources than the company, have regularly lowered prices on their printers and are expected to continue to do so. In particular, both the inkjet and laser printer markets have experienced and are expected to continue to experience significant printer price pressure from the company's major competitors. Price reductions on inkjet or laser printer products or the inability to reduce costs, contain expenses or increase sales as currently expected, as well as price protection measures, could result in lower profitability and jeopardize the company's ability to grow or maintain its market share, particularly at a time when the company is increasing its investment to support product introductions, expand capacity and enter new geographies.

- Delays in customer purchases of existing products in anticipation of new product introductions by the company or its competitors and market acceptance of new products and pricing programs, the reaction of competitors to any such new products or programs, the life cycles of the company's products, as well as delays in product development and manufacturing, and variations in the cost of component parts, may cause a buildup in the company's inventories, make the transition from current products to new products difficult and could adversely affect the company's future operating results. The competitive pressure to develop technology and products also could cause significant changes in the level of the company's operating expenses.

- The company is beginning to rely more heavily on its international production facilities and international manufacturing partners for the manufacture of its products and key components of its products. Future operating results may be adversely affected by several factors, including, without limitation, if the company's international operations or manufacturing partners are unable to supply products reliably, if there are difficulties in transitioning such manufacturing activities from the company to its international operations or manufacturing partners, or if there arise production and supply constraints which result in additional costs to the company.

- Revenue derived from international sales make up over half of the company's revenue. Accordingly, the company's future results could be adversely affected by a variety of factors, including foreign currency exchange rate fluctuations, trade protection measures, changes in a specific country's or region's political or economic conditions and unexpected changes in regulatory requirements. Moreover, margins on international sales tend to be lower than those on domestic sales, and the company believes that international operations in new geographic markets will be less profitable than operations in the U.S. and European markets, in part, because of the higher investment levels for marketing, selling and distribution required to enter these markets.

- The company's performance depends in part upon its ability to increase printer and associated supplies manufacturing capacity on an international basis in line with growing market demands, to successfully forecast the timing and extent of customer demand and manage worldwide inventory levels to support the demand of its customers, and to address production and supply constraints, particularly delays in the supply of key components necessary for production, which may result in the company incurring additional costs to meet customer demand. The company's future operating results and its ability to effectively grow or maintain its market share may be adversely affected if it is unable to address these issues on a timely basis.

- The company markets and sells its products through several sales channels. The company's future results may be adversely affected by any conflicts that might arise between or among its various sales channels.

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

- Factors unrelated to the company's operating performance, including economic and business conditions, both national and international; the loss of significant customers, manufacturing partners or suppliers; the outcome of pending and future litigation or governmental proceedings; and the ability to retain and attract key personnel, could also adversely affect the company's operating results. In addition, the company's stock price, like that of other technology companies, can be volatile. Trading activity in the company's common stock, particularly the trading of large blocks and interday trading in the company's common stock, may affect the company's common stock price.

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

Interest Rates
--------------
At December 31, 2000, the fair value of the company's senior notes is estimated at $135 million using quoted market prices and yields obtained through independent pricing sources for the same or similar types of borrowing arrangements, taking into consideration the underlying terms of the debt. The carrying value exceeded the fair value of debt at December 31, 2000 by approximately $14 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $6 million at December 31, 2000.

Foreign Currency Exchange Rates
-------------------------------
The company employs a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the company's functional currency and from foreign denominated revenues and profits translated into U.S. dollars. The primary currencies to which the company is exposed include the euro, other European currencies, the Japanese yen and other Asian and South American currencies. Exposures are hedged with foreign currency forward contracts, put options, and call options all with maturity dates of less than eighteen months. The potential loss in fair value at December 31, 2000 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $27 million. This loss would be mitigated by corresponding gains on the underlying exposures.

                      (This page intentionally left blank)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(Dollars in Millions, Except Per Share Amounts)
--------------------------------------------------------------------------------

                                                           2000          1999          1998
                                                        -----------   -----------   -----------

Revenue...............................................  $   3,807.0   $   3,452.3   $   3,020.6
Cost of revenue.......................................      2,550.9       2,222.8       1,934.4
-----------------------------------------------------------------------------------------------
     GROSS PROFIT.....................................      1,256.1       1,229.5       1,086.2
-----------------------------------------------------------------------------------------------

Research and development..............................        216.5         183.6         158.5
Selling, general and administrative...................        582.6         569.3         544.9
Restructuring and related charges.....................         41.3            --            --
-----------------------------------------------------------------------------------------------
     OPERATING EXPENSE................................        840.4         752.9         703.4
-----------------------------------------------------------------------------------------------
     OPERATING INCOME.................................        415.7         476.6         382.8

Interest expense......................................         12.8          10.7          11.0
Other.................................................          6.5           7.0           6.4
-----------------------------------------------------------------------------------------------
     EARNINGS BEFORE INCOME TAX.......................        396.4         458.9         365.4

Provision for income tax..............................        111.0         140.4         122.4
-----------------------------------------------------------------------------------------------
     NET EARNINGS.....................................  $     285.4   $     318.5   $     243.0

Net earnings per share:
     Basic............................................  $      2.22   $      2.46   $      1.82
     Diluted..........................................  $      2.13   $      2.32   $      1.70

Shares used in per share calculation:
     Basic............................................  128,355,774   129,360,700   133,242,738
     Diluted..........................................  134,311,830   137,546,661   142,801,780

--------------------------------------------------------------------------------

See notes to consolidated financial statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
AS OF DECEMBER 31, 2000 AND 1999
(Dollars in Millions, Except Share Amounts)
--------------------------------------------------------------------------------

                                                                2000       1999
                                                              --------   --------
ASSETS

Current assets:
  Cash and cash equivalents.................................  $   68.5   $   93.9
  Trade receivables, net of allowances of $22.2 in 2000 and
     $24.1 in 1999..........................................     594.0      507.3
  Inventories...............................................     412.3      387.7
  Prepaid expenses and other current assets.................     168.9       99.8
---------------------------------------------------------------------------------
     TOTAL CURRENT ASSETS...................................   1,243.7    1,088.7

Property, plant and equipment, net..........................     730.6      561.0
Other assets................................................      98.9       52.9
---------------------------------------------------------------------------------
     TOTAL ASSETS...........................................  $2,073.2   $1,702.6
---------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term debt...........................................  $     --   $   16.2
  Accounts payable..........................................     426.1      300.9
  Accrued liabilities.......................................     552.9      418.4
---------------------------------------------------------------------------------
     TOTAL CURRENT LIABILITIES..............................     979.0      735.5

Long-term debt..............................................     148.9      148.7
Other liabilities...........................................     168.3      159.3
---------------------------------------------------------------------------------
     TOTAL LIABILITIES......................................   1,296.2    1,043.5
---------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value, 1,600,000 shares
     authorized; no shares issued and outstanding...........        --         --
  Common stock, $.01 par value:
       Class A, 900,000,000 shares authorized; 127,086,660
        and 128,120,358 outstanding in 2000 and 1999,
        respectively........................................       1.6        1.5
       Class B, 10,000,000 shares authorized; no shares
        issued and outstanding..............................        --         --
  Capital in excess of par..................................     715.7      630.4
  Retained earnings.........................................   1,015.7      730.3
  Treasury stock, at cost; 28,572,272 and 25,441,266 shares
     in 2000 and 1999, respectively.........................    (881.1)    (672.3)
  Accumulated other comprehensive loss......................     (74.9)     (30.8)
---------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' EQUITY.............................     777.0      659.1
---------------------------------------------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............  $2,073.2   $1,702.6

--------------------------------------------------------------------------------

See notes to consolidated financial statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(Dollars In Millions)
--------------------------------------------------------------------------------

                                                               2000     1999     1998
                                                              ------   ------   ------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings................................................  $285.4   $318.5   $243.0
Adjustments to reconcile net earnings to net cash provided
  by operating activities:
     Depreciation and amortization..........................    91.2     80.1     75.6
     Deferred taxes.........................................    (3.2)    (8.9)     3.0
     Restructuring and related charges......................    41.3       --       --
     Other non-cash charges to operations...................     6.0     67.9     26.5
--------------------------------------------------------------------------------------
                                                               420.7    457.6    348.1

     Change in assets and liabilities:
       Trade receivables....................................  (116.7)   (77.9)  (138.2)
       Trade receivables program............................    30.0     40.0    (12.3)
       Inventories..........................................   (24.6)   (54.7)    20.8
       Accounts payable.....................................   125.2     33.8    (34.9)
       Accrued liabilities..................................   134.5     91.5     99.4
       Tax benefits from employee stock options.............    61.2     47.8     11.3
       Other assets and liabilities.........................  (154.0)   (89.9)     6.1
--------------------------------------------------------------------------------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES.........   476.3    448.2    300.3

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of property, plant and equipment.............  (296.8)  (220.4)  (101.7)
     Other..................................................    (1.3)     0.2      2.0
--------------------------------------------------------------------------------------
          NET CASH USED FOR INVESTING ACTIVITIES............  (298.1)  (220.2)   (99.7)

CASH FLOWS FROM FINANCING ACTIVITIES:

     Increase (decrease) in short-term debt.................   (16.2)     8.2     (6.3)
     Proceeds from issuance of long-term debt, net of
      issuance costs of $1.3................................      --       --    297.2
     Principal payments on long-term debt...................      --       --   (207.0)
     Purchase of treasury stock.............................  (208.8)  (302.0)  (188.5)
     Proceeds from employee stock plans.....................    23.8     12.4      9.4
--------------------------------------------------------------------------------------
          NET CASH USED FOR FINANCING ACTIVITIES............  (201.2)  (281.4)   (95.2)

EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................    (2.4)    (1.7)     0.6
--------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents........   (25.4)   (55.1)   106.0
Cash and cash equivalents -- beginning of period............    93.9    149.0     43.0
--------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS -- END OF PERIOD..................  $ 68.5   $ 93.9   $149.0

--------------------------------------------------------------------------------

See notes to consolidated financial statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE EARNINGS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(Dollars in Millions, Except Share Amounts)
--------------------------------------------------------------------------------

                                                                  CLASS A               CLASS B         CAPITAL IN
                                                                COMMON STOCK         COMMON STOCK      EXCESS OF PAR
                                                            --------------------   -----------------   -------------
                                                              SHARES      AMOUNT    SHARES    AMOUNT
                                                            -----------   ------   --------   ------
BALANCE AT DECEMBER 31, 1997..............................  135,079,870    $0.7     410,537    $--        $537.2
Comprehensive earnings....................................
  Net earnings............................................
  Other comprehensive earnings (loss):....................
    Minimum pension liability adjustment (net of related
      tax benefit of $3.7)................................
    Translation adjustment................................
  Other comprehensive earnings (loss).....................
--------------------------------------------------------------------------------------------------------------------
Comprehensive earnings....................................
Conversion of Class B to Class A common stock.............      821,074            (410,537)
Long-term incentive plan compensation.....................                                                   5.3
Deferred stock plan compensation..........................                                                   1.6
Shares issued upon exercise of options....................    2,350,756     0.1                              9.4
Tax benefit related to stock options......................                                                  11.3
Treasury shares purchased.................................   (7,295,200)
Treasury shares issued....................................       25,762
--------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998..............................  130,982,262     0.8          --     --         564.8
Comprehensive earnings....................................
  Net earnings............................................
  Other comprehensive earnings (loss):....................
    Minimum pension liability adjustment (net of related
      tax liability of $0.7)..............................
    Cash flow hedges (net of related tax liability of
      $1.0)...............................................
    Translation adjustment................................
  Other comprehensive earnings (loss).....................
--------------------------------------------------------------------------------------------------------------------
Comprehensive earnings....................................
Long-term incentive plan compensation.....................                                                   2.9
Deferred stock plan compensation..........................                                                   3.9
Shares issued upon exercise of options....................    2,433,696                                     11.7
Tax benefit related to stock options......................                                                  47.8
Two-for-one stock split...................................                  0.7                             (0.7)
Treasury shares purchased.................................   (5,297,600)
Treasury shares issued....................................        2,000
--------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999..............................  128,120,358     1.5          --     --         630.4
Comprehensive earnings....................................
  Net earnings............................................
  Other comprehensive earnings (loss):....................
    Minimum pension liability adjustment (net of related
      tax liability of $0.9)..............................
    Cash flow hedges (net of related tax benefit of
      $2.3)...............................................
    Translation adjustment................................
  Other comprehensive earnings (loss).....................
--------------------------------------------------------------------------------------------------------------------
Comprehensive earnings....................................
Long-term incentive plan compensation.....................                                                  (3.2)
Deferred stock plan compensation..........................       28,542                                      3.6
Shares issued upon exercise of options....................    1,914,034     0.1                             15.0
Shares issued under employee stock purchase plan..........      154,732                                      8.7
Tax benefit related to stock options......................                                                  61.2
Treasury shares purchased.................................   (3,137,900)
Treasury shares issued....................................        6,894
--------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000..............................  127,086,660    $1.6          --    $--        $715.7

--------------------------------------------------------------------------------

See notes to consolidated financial statements.

--------------------------------------------------------------------------------

                        ACCUMULATED OTHER COMPREHENSIVE EARNINGS (LOSS)
                      ----------------------------------------------------       TOTAL
RETAINED   TREASURY        MINIMUM        TRANSLATION   CASH FLOW            STOCKHOLDERS'
EARNINGS    STOCK     PENSION LIABILITY   ADJUSTMENT     HEDGES     TOTAL       EQUITY
--------   --------   -----------------   -----------   ---------   ------   -------------
$ 168.8    $(182.2)         $  --           $(23.8)      $   --     $(23.8)     $500.7
  243.0                                                                          243.0
                             (5.1)                                    (5.1)
                                              (0.1)                   (0.1)
                                                                    ------
                                                                      (5.2)       (5.2)
------------------------------------------------------------------------------------------
                                                                                 237.8
                                                                                    --
                                                                                   5.3
                                                                                   1.6
                                                                                   9.5
                                                                                  11.3
            (188.5)                                                             (188.5)
               0.4                                                                 0.4
------------------------------------------------------------------------------------------
  411.8     (370.3)          (5.1)           (23.9)          --      (29.0)      578.1
  318.5                                                                          318.5
                              0.7                                      0.7
                                                            8.5        8.5
                                             (11.0)                  (11.0)
                                                                    ------
                                                                      (1.8)       (1.8)
------------------------------------------------------------------------------------------
                                                                                 316.7
                                                                                   2.9
                                                                                   3.9
                                                                                  11.7
                                                                                  47.8
                                                                                    --
            (302.0)                                                             (302.0)
                --                                                                  --
------------------------------------------------------------------------------------------
  730.3     (672.3)          (4.4)           (34.9)         8.5      (30.8)      659.1
  285.4                                                                          285.4
                              0.8                                      0.8
                                                          (22.3)     (22.3)
                                             (22.6)                  (22.6)
                                                                    ------
                                                                     (44.1)      (44.1)
------------------------------------------------------------------------------------------
                                                                                 241.3
                                                                                  (3.2)
                                                                                   3.6
                                                                                  15.1
                                                                                   8.7
                                                                                  61.2
            (208.9)                                                             (208.9)
               0.1                                                                 0.1
------------------------------------------------------------------------------------------
$1,015.7   $(881.1)         $(3.6)          $(57.5)      $(13.8)    $(74.9)     $777.0

--------------------------------------------------------------------------------

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Millions, Except Share Amounts)

1. ORGANIZATION AND BUSINESS

Lexmark International Group, Inc. ("Group") merged with and into its wholly-owned subsidiary, Lexmark International, Inc. ("International") effective July 1, 2000, whereby International became the surviving corporation (the "company"). Pursuant to the merger, Group's stockholders automatically received one share of the company's Class A common stock for each share of Group Class A common stock, along with the associated rights attaching pursuant to the Stockholder Rights Plan, to which the company is a successor. The company's Class A common stock and associated rights have the same rights and privileges as Group's Class A common stock and associated rights. The company also assumed all of Group's benefit plans for employees, retirees and directors and each outstanding Group stock based award was converted into an identical stock based award in the company. Hereafter, the "company" and "Lexmark" will refer to Group for all events prior to July 1, 2000 and will refer to International for all events subsequent to the merger.

Lexmark is a leading developer, manufacturer and supplier of printing solutions -- including laser and inkjet printers, associated supplies and services -- for offices and homes. The company also sells dot matrix printers for printing single and multi-part forms by business users. In addition, Lexmark develops, manufactures and markets a broad line of other office imaging products which include supplies for International Business Machines Corporation ("IBM") branded printers, aftermarket supplies for original equipment manufacturer ("OEM") products, and typewriters and typewriter supplies that are sold under the IBM trademark. The principal customers for the company's products are dealers, retailers and distributors worldwide. The company's products are sold in over 150 countries in North and South America, Europe, the Middle East, Africa, Asia, the Pacific Rim and the Caribbean.

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Fair Value of Financial Instruments:

The financial instruments of the company consist mainly of cash and cash equivalents, trade receivables and long-term debt. The fair value of cash and cash equivalents and trade receivables approximates their carrying values due to the relatively short-term nature of the instruments. The fair value of long-term debt is based on current rates available to the company for debt with similar characteristics.

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

Internal Use Software Costs:

Effective January 1, 1999 the company adopted Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement requires that costs for internal use software be capitalized and depreciated over the useful life of the software. Prior to adoption of this statement, such costs were expensed as incurred.

Long-Lived Assets:

The company performs reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

Revenue Recognition:

The company generally recognizes revenue on sales of products at the time products are shipped to its customers. Provision is made at the time the related revenue is recognized for estimated product returns and price protection which may occur under programs the company has with its customers. The company provides for the estimated cost of post-sales support and product warranties upon shipment. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. Revenue earned from services is recognized ratably over the contractual period or as the services are performed.

Advertising Costs:

The company expenses advertising costs when incurred. Advertising expense was approximately $128.3 million, $121.4 million and $115.6 million in 2000, 1999 and 1998, respectively.

Postretirement Benefits:

The company accrues the cost of providing postretirement benefits for medical and life insurance coverage over the active service period of the employee. These benefits are funded by the company when paid.

Stock-Based Compensation:

The company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method and has provided in Note 10 of the Notes to Consolidated Financial Statements the pro forma disclosures of the effect on net income and earnings per common share as if the fair value-based method had been applied in measuring compensation expense.

Income Taxes:

The provision for income tax is computed based on pre-tax income included in the statements of earnings. The company utilizes the liability method of accounting for income taxes. This method requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Derivatives:

Effective January 1, 1999, the company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires that all derivatives, including foreign currency exchange contracts, be recognized in the statement of financial position at their fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of underlying assets or liabilities through earnings or recognized in other comprehensive earnings until the underlying hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is to be immediately recognized in earnings. In June 2000, SFAS No. 138 was issued as an amendment to SFAS No. 133. This statement amended the treatment of certain transactions discussed in SFAS No.
133. This new amendment did not have a material impact on the company's results of operations or financial position.

Net Earnings Per Share:

Basic net earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the reported period. The calculation of diluted net earnings per share is similar to basic, except that the weighted average number of shares outstanding includes the additional dilution from potential common stock such as stock options and stock under long-term incentive plans.

Comprehensive Earnings (Loss):

Other comprehensive earnings (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive earnings (loss) but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity, net of tax. The company's other comprehensive earnings (loss) is composed of deferred gains and losses on cash flow hedges, foreign currency translation adjustments and adjustments made to recognize additional minimum liabilities associated with the company's defined benefit pension plans.

Segment Data:

The company manufactures and sells a variety of printers and associated supplies that have similar economic characteristics as well as similar customers, production processes and distribution methods and, therefore, has aggregated similar segments and continues to report one segment.

Recent Pronouncements:

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The company adopted SAB 101 as required by December 31, 2000 and the adoption did not have a material impact on the company's financial position, results of operations or cash flows.

In July 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") issued EITF 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Realized by a Company upon Employee Exercise of a Nonqualified Stock Option. This statement requires that cash flows realized from an income tax benefit as a result of employee stock option exercises be recorded in cash flows from operating activities in the Statement of Cash Flows. This statement is effective for quarters ending after July 20, 2000 with reclassification required for comparative cash flow statements. The company adopted this statement in the third quarter of 2000 and has reclassified prior year amounts to conform with the classification of such items as cash flows from operating activities. The company had previously recorded such items in cash flows from financing activities.

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. SFAS No. 140 also includes provisions that require additional disclosures in the financial statements for fiscal years ending after December 15, 2000. Additional disclosures have been included in Note 15 of the Notes to Consolidated Financial Statements. This statement is not expected to have a material impact on the company's financial position, results of operations or cash flows.

Reclassifications:

Certain prior year amounts have been reclassified to conform to the 2000 presentation.

3. INVENTORIES

Inventories consisted of the following at December 31:

                                                                 2000      1999
--------------------------------------------------------------------------------
Work in process.............................................    $171.0    $169.5
Finished goods..............................................     241.3     218.2
--------------------------------------------------------------------------------
                                                                $412.3    $387.7
--------------------------------------------------------------------------------

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31:

                                                               USEFUL LIVES
                                                                 (YEARS)         2000       1999
-------------------------------------------------------------------------------------------------
Land and improvements......................................          20        $   20.9    $ 18.5
Buildings and improvements.................................       10-35           307.4     257.9
Machinery and equipment....................................        5-10           683.4     557.4
Information systems and furniture..........................         3-7           155.5     139.5
Internal use software......................................           3            25.8       9.0
-------------------------------------------------------------------------------------------------
                                                                                1,193.0     982.3
Less accumulated depreciation..............................                       462.4     421.3
-------------------------------------------------------------------------------------------------
                                                                               $  730.6    $561.0
-------------------------------------------------------------------------------------------------

Depreciation expense was $91.1 million, $79.8 million and $75.1 million for 2000, 1999 and 1998, respectively.

5. RESTRUCTURING AND RELATED CHARGES

In October 2000, Lexmark's management and board of directors approved a plan to restructure its worldwide operations. The restructuring plan will involve relocating manufacturing, primarily laser printers, to Mexico and China, and reductions in associated support infrastructure. Restructuring and related charges of $41.3 million ($29.7 million, net of tax) were expensed during the fourth quarter. These charges were comprised of $24.3 million of accrued restructuring costs related to separation and other exit costs, $10.0 million related to asset impairment charges and $7.0 million associated with a pension curtailment loss to recognize a change in the company's projected benefit obligation associated with the employee separations.

Components of and amounts charged against the restructuring accrual as of December 31, 2000 were as follows:

                                                        TOTAL       CASH      ACCRUAL BALANCE AT
                                                       ACCRUAL    PAYMENTS    DECEMBER 31, 2000
------------------------------------------------------------------------------------------------
Severance and related costs........................     $19.3      $(1.1)           $18.2
Other exit costs...................................       5.0       (1.8)             3.2
------------------------------------------------------------------------------------------------
          Total....................................     $24.3      $(2.9)           $21.4
------------------------------------------------------------------------------------------------

The $19.3 million accrued restructuring costs for employee separation is associated with approximately 900 employees worldwide primarily in the manufacturing and related support areas. Employee separation benefits include severance, medical and other benefits. The current period separation cash payments are related to initial severance amounts provided to targeted employees who accepted Lexmark's voluntary departure program. Employees are expected to begin exiting the business in the first quarter of 2001.

The other exit costs of $5.0 million are related to vendor and lease cancellation charges and demolition and cleanup costs associated with the company's manufacturing relocation.

The $10.0 million charge for asset impairment was determined in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of " and resulted from the company's plans to abandon certain assets (primarily buildings) associated with the relocation of manufacturing and related support activities.

In total, the company expects the pre-tax charge of $41.3 million to result in cash payments of $24.3 million and non-cash charges of $17.0 million. The cash payments are primarily for employee separations and other exit costs. There have been no material changes to the plan since its announcement in October 2000. Charges against the accrual are expected to be substantially completed during the year 2001.

6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31:

                                                                 2000      1999
--------------------------------------------------------------------------------
Compensation................................................    $ 63.7    $ 93.1
Income tax payable..........................................      33.9      36.2
Fixed assets................................................      52.9      25.0
Warranty....................................................      40.1      33.4
Value added tax.............................................      21.7      11.8
Deferred revenue............................................      64.6      54.4
Marketing programs..........................................      49.2      44.7
Derivative liabilities......................................      56.9       7.5
Other.......................................................     169.9     112.3
--------------------------------------------------------------------------------
                                                                $552.9    $418.4
--------------------------------------------------------------------------------

7. DEBT

The company has outstanding $150.0 million principal amount of 6.75% senior notes due May 15, 2008, priced at 98.998%, to yield 6.89% to maturity. A balance of $148.9 million (net of unamortized discount of $1.1 million) was outstanding at December 31, 2000. At December 31, 1999, the balance was $148.7 million (net of unamortized discount of $1.3 million). The senior notes contain typical restrictions on liens, sale leaseback transactions, mergers and sales of assets. There are no sinking fund requirements on the senior notes and they may be redeemed at any time, at a redemption price as described in the related indenture agreement, as supplemented and amended, in whole or in part, at the option of the company.

The company also has a $300.0 million unsecured, revolving credit facility with a group of banks. The interest rate on the credit facility ranges from 0.2% to 0.7% above London Interbank Offered Rate (LIBOR), as adjusted under certain limited circumstances, based upon the company's debt rating. In addition, the company pays a facility fee on the $300.0 million of 0.1% to 0.3% based upon the company's debt rating. The interest and facility fees are payable quarterly.

The $300.0 million credit agreement, as amended, contains customary default provisions, leverage and interest coverage restrictions and certain restrictions on the incurrence of additional debt, liens, mergers or consolidations and investments. Any amounts outstanding under the $300.0 million credit facility are due upon the maturity of the facility on January 27, 2003.

Total cash paid for interest amounted to $15.9 million, $14.3 million and $13.0 million in 2000, 1999 and 1998, respectively.

8. STOCK SPLIT

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

9. STOCKHOLDERS' EQUITY

The Class A common stock is voting and exchangeable for Class B common stock in very limited circumstances. The Class B common stock is non-voting and is convertible, subject to certain limitations, into Class A common stock.

At the company's Annual Meeting of Stockholders on April 27, 2000, the stockholders approved an increase in the number of authorized shares of its Class A common stock from 450 million to 900 million shares.

At December 31, 2000, approximately 723,100,000 and 1,750,000 shares of Class A and Class B common stock were unissued and unreserved. These shares are available for a variety of general corporate purposes, including future public offerings to raise additional capital and for facilitating acquisitions.

As of December 31, 2000, the company's board of directors had authorized a total repurchase of $1.0 billion of its Class A common stock. This repurchase authority allows the company, at management's discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. As of December 31, 2000, the company had repurchased 28,606,928 shares at prices ranging from $10.63 to $105.38 per share for an aggregate cost of approximately $882 million. As of December 31, 2000, the company had reissued 34,656 shares of previously repurchased shares in connection with employee benefit programs. As a result of these issuances, the net treasury shares outstanding at December 31, 2000 were 28,572,272.

In 1998, the company's board of directors adopted a stockholder rights plan (the "Rights Plan") which now provides existing stockholders with the right to purchase one one-thousandth (0.001) of a share of Series A Junior Participating preferred stock for each share of common stock held in the event of certain changes in the company's ownership. The rights will expire on January 31, 2009, unless earlier redeemed by the company.

10. STOCK INCENTIVE PLANS

The company has various stock incentive plans to encourage employees and non-employee directors to remain with the company and to more closely align their interests with those of the company's stockholders. In December 2000, the board of directors approved a new broad-based employee stock incentive plan and 1,600,000 shares of Class A common stock have been reserved for future grants under this plan. Under the employee plans, including the newly approved plan, as of December 31, 2000 approximately 4,300,000 shares of Class A common stock are reserved for future grants in the form of stock options, stock appreciation rights, restricted stock, performance shares or deferred stock units. Under the non-employee director plan, as of December 31, 2000 approximately 285,000 shares of Class A common stock are reserved for future grants in the form of stock options and deferred stock units. As of December 31, 2000, awards under the programs have been limited to stock options, restricted stock, performance shares and deferred stock units.

As of December 31, 2000, the company has granted approximately 275,000 restricted stock units with various vesting periods. The company has also issued approximately 252,000 deferred stock units to certain members of management who have elected to defer all or a portion of their annual bonus into such units which are 100% vested at all times. The cost of the awards, determined to be the fair market value of the shares at the date of grant, is charged to compensation expense ratably over the vesting periods. In addition, the company awarded performance shares, the vesting of which was based on the attainment of certain performance goals by the end of the four year period 1997 through 2000. Based on the recent certification that such performance goals were in fact satisfied, the shares have now become fully vested. The compensation expense in connection with the performance shares was estimated over the four year period based on the fair market value of the shares during that period. In order to mitigate the impact of stock price changes on compensation expense, the company entered into a forward equity contract on its common stock during 2000 which was settled in cash in 2001.

The exercise price of options awarded under stock option plans is equal to the fair market value of the underlying common stock on the date of grant. Generally options expire ten years from the date of grant and generally become fully vested at the end of five years based upon continued employment or the completion of three years of service on the board of directors. In some cases, option vesting and exercisability may be accelerated due to the achievement of performance objectives.

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

                                                                 2000      1999      1998
------------------------------------------------------------------------------------------
Net earnings -- as reported.................................    $285.4    $318.5    $243.0
Net earnings -- pro forma...................................     264.9     305.2     236.5
Basic EPS -- as reported....................................    $ 2.22    $ 2.46    $ 1.82
Basic EPS -- pro forma......................................      2.06      2.36      1.77
Diluted EPS -- as reported..................................    $ 2.13    $ 2.32    $ 1.70
Diluted EPS -- pro forma....................................      1.97      2.22      1.66
------------------------------------------------------------------------------------------

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                 2000      1999      1998
------------------------------------------------------------------------------------------
Expected dividend yield.....................................       --        --        --
Expected stock price volatility.............................       46%       43%       38%
Weighted average risk-free interest rate....................      6.6%      5.0%      5.5%
Weighted average expected life of options (years)...........      5.0       4.9       4.9
------------------------------------------------------------------------------------------

The weighted average fair value of options granted during 2000, 1999 and 1998 was $47.05, $24.41 and $9.46 per share, respectively.

The pro forma effects on net income for 2000, 1999 and 1998 are not representative of the pro forma effect on net income in future years because they do not take into consideration pro forma compensation expense related to grants made prior to 1995.

A summary of the status of the company's stock option plans as of December 31, 2000, 1999 and 1998 and changes during the years then ended is presented below:

                                                                              WEIGHTED AVERAGE
                                                                 OPTIONS       EXERCISE PRICE
----------------------------------------------------------------------------------------------
Outstanding at December 31, 1997............................    13,583,850         $ 7.79
Granted.....................................................     2,792,416          22.86
Exercised...................................................    (2,531,610)          5.73
Forfeited or canceled.......................................      (245,700)         12.87
----------------------------------------------------------------------------------------------
Outstanding at December 31, 1998............................    13,598,956          11.15
Granted.....................................................     2,680,664          52.59
Exercised...................................................    (2,588,116)          8.83
Forfeited or canceled.......................................      (385,879)         16.73
----------------------------------------------------------------------------------------------
Outstanding at December 31, 1999............................    13,305,625          19.79
Granted.....................................................     2,191,658          93.76
Exercised...................................................    (2,021,823)         11.51
Forfeited or canceled.......................................      (374,388)         39.30
----------------------------------------------------------------------------------------------
Outstanding at December 31, 2000............................    13,101,072         $32.88
----------------------------------------------------------------------------------------------

As of December 31, 2000, 1999 and 1998 there were 6,484,044, 6,350,259 and
6,968,266 options exercisable, respectively.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2000:

---------------------------------------------------------------------------------------------------------------
                                            OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                             -------------------------------------------------   ------------------------------
                                           WEIGHTED AVERAGE
         RANGE OF              NUMBER         REMAINING       WEIGHTED AVERAGE     NUMBER      WEIGHTED AVERAGE
      EXERCISE PRICES        OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
---------------------------------------------------------------------------------------------------------------
$ 3.34 to $  9.88..........   2,422,768          1.8years         $  4.73         2,360,768        $  4.63
 10.00 to   18.22..........   4,185,627          5.5                11.22         3,226,380          10.78
 18.78 to   52.22..........   2,550,981          7.5                24.64           573,720          22.68
 52.34 to   87.06..........   2,324,040          8.7                56.58           268,320          59.78
 88.25 to  130.06..........   1,617,656          9.1               110.06            54,856         108.87
---------------------------------------------------------------------------------------------------------------
$ 3.34 to $130.06..........  13,101,072          6.1              $ 32.88         6,484,044        $ 12.45
---------------------------------------------------------------------------------------------------------------

During 1999, stockholders approved an Employee Stock Purchase Plan ("ESPP") which became effective January 1, 2000. The ESPP enables substantially all regular employees to purchase full or fractional shares of Lexmark Class A common stock through payroll deductions of up to 10% of eligible compensation. The price an employee pays is 85% of the closing market price on the last business day of each month. During 2000, employees purchased approximately 200,000 shares for which $8.7 million was paid to the company. As of December 31, 2000, there were approximately 2,800,000 shares of Class A common stock reserved for future purchase under the ESPP.

11. INCOME TAXES

The provision for income tax consisted of the following:

                                                                 2000      1999      1998
------------------------------------------------------------------------------------------
Current:
  Federal...................................................    $ 83.4    $100.4    $ 92.9
  Non-U.S. .................................................      30.3      23.0      16.0
  State and local...........................................       0.5       7.7       6.8
------------------------------------------------------------------------------------------
                                                                 114.2     131.1     115.7
------------------------------------------------------------------------------------------
Deferred:
  Federal...................................................      (6.1)      4.6       1.9
  Non-U.S. .................................................       2.7       0.9       2.9
  State and local...........................................       0.2       3.8       1.9
------------------------------------------------------------------------------------------
                                                                  (3.2)      9.3       6.7
------------------------------------------------------------------------------------------
Provision for income tax....................................    $111.0    $140.4    $122.4
------------------------------------------------------------------------------------------

Earnings before income tax were as follows:

                                                                 2000      1999      1998
------------------------------------------------------------------------------------------
U.S. .......................................................    $198.2    $261.6    $278.2
Non-U.S. ...................................................     198.2     197.3      87.2
------------------------------------------------------------------------------------------
Earnings before income tax..................................    $396.4    $458.9    $365.4
------------------------------------------------------------------------------------------

The company realized an income tax benefit from the exercise of certain stock options in 2000, 1999 and 1998 of $61.2 million, $47.8 million and $11.3 million, respectively. This benefit resulted in a decrease in current income tax payable and an increase in capital in excess of par.

The company and its subsidiaries are subject to tax examinations in various U.S. and foreign jurisdictions. The company believes that adequate amounts of tax and related interest have been provided for any adjustments that may result from these examinations.

Significant components of deferred income tax at December 31 were as follows:

                                                                 2000      1999
--------------------------------------------------------------------------------
Deferred tax assets:
  Tax loss carryforwards....................................    $  4.1    $  7.8
  Credit carryforward.......................................       9.0        --
  Inventories...............................................       9.3       9.9
  Restructuring accrual.....................................       8.8        --
  Valuation allowance.......................................        --      (1.8)
  Other.....................................................       8.1       1.1
--------------------------------------------------------------------------------
     Total deferred tax assets..............................      39.3      17.0
--------------------------------------------------------------------------------
Deferred tax liabilities:
  Prepaid expenses..........................................      (5.6)     (3.7)
  Property, plant and equipment.............................     (46.7)    (29.5)
--------------------------------------------------------------------------------
     Total deferred tax liabilities.........................     (52.3)    (33.2)
--------------------------------------------------------------------------------
Net deferred tax liabilities................................    $(13.0)   $(16.2)
--------------------------------------------------------------------------------

The net decrease in the total valuation allowance for the years ended December 31, 2000 and 1999 was $1.8 million and $16.6 million, respectively. The company has non-U.S. tax loss carryforwards of $22.7 million which have an indefinite carryforward period. Of these non-U.S. tax loss carryforwards, $4.2 million are not expected to provide a future benefit because they are attributable to certain non-U.S. entities that are also taxable in the U.S.

At December 31, 2000, the research and development tax credit carryforward available to reduce possible future U.S. income tax amounted to approximately $9.0 million, all of which expire in the year 2020.

Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries. Undistributed earnings of non-U.S. subsidiaries included in the consolidated retained earnings was approximately $280.9 million. These earnings have been substantially reinvested, and the company does not plan to initiate any action that would precipitate the payment of income tax. It is not practicable to estimate the amount of additional tax that may be payable on the foreign earnings.

A reconciliation of the provision for income tax using the U.S. statutory rate and the company's effective tax rate was as follows:

                                                       2000                 1999                 1998
                                                 ----------------     ----------------     ----------------
                                                 AMOUNT       %       AMOUNT       %       AMOUNT       %
-----------------------------------------------------------------------------------------------------------
Provision for income tax at statutory rate.....  $138.8      35.0%    $160.6      35.0%    $127.9      35.0%
State and local income tax, net of federal tax
  benefit......................................     6.3       1.6        9.6       2.1        8.7       2.4
Losses providing no tax benefit................     1.4       0.4        1.9       0.4        1.2       0.3
Foreign tax differential.......................   (33.8)     (8.5)     (17.6)     (3.8)     (11.8)     (3.2)
Change in the beginning-of-the-year balance of
  the valuation allowance for deferred tax
  assets affecting provision...................    (1.8)     (0.5)     (16.6)     (3.6)      (2.4)     (0.6)
Research and development credit................    (9.0)     (2.3)      (8.9)     (1.9)      (5.8)     (1.6)
Foreign sales corporation......................    (4.1)     (1.0)      (6.1)     (1.4)      (6.8)     (1.9)
Other..........................................    13.2       3.3       17.5       3.8       11.4       3.1
-----------------------------------------------------------------------------------------------------------
Provision for income tax.......................  $111.0      28.0%    $140.4      30.6%    $122.4      33.5%
-----------------------------------------------------------------------------------------------------------

Cash paid for income taxes was $35.1 million, $58.3 million and $70.6 million in 2000, 1999 and 1998, respectively.

12. COMMITMENTS

The company is committed under operating leases (containing various renewal options) for rental of office and manufacturing space and equipment. Rent expense (net of rental income of $2.9 million, $3.3 million and $4.2 million) was $39.6 million, $36.6 million and $25.7 million in 2000, 1999 and 1998, respectively. Future minimum rentals under terms of non-cancelable operating leases at December 31 are: 2001-$29.2 million; 2002-$25.4 million; 2003-$19.0 million; 2004-$17.1 million; 2005-$16.2 million and thereafter-$19.5 million.

13. EMPLOYEE PENSION AND POSTRETIREMENT PLANS

The company and its subsidiaries have retirement plans covering substantially all regular employees. Medical, dental and life insurance plans for retirees are provided by the company and certain of its non-U.S. subsidiaries. Plan assets are invested in equity securities, government and agency securities, corporate debt and annuity contracts. The changes in the benefit obligations and plan assets for 2000 and 1999 were as follows:

                                                                                       OTHER
                                                                                  POSTRETIREMENT
                                                              PENSION BENEFITS       BENEFITS
-------------------------------------------------------------------------------------------------
                                                               2000      1999      2000     1999
                                                              -----------------   ---------------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year.....................  $455.0    $503.5    $ 35.5   $ 40.2
  Service cost..............................................    12.3      16.4       1.9      3.1
  Interest cost.............................................    34.8      31.6       2.3      2.4
  Contributions by plan participants........................     0.3       0.3       0.6      0.2
  Actuarial (gain) loss.....................................    16.6     (67.5)     (2.1)    (9.6)
  Foreign currency exchange rate changes....................    (5.1)     (7.8)       --       --
  Benefits paid.............................................   (23.0)    (21.6)     (1.1)    (0.8)
  Plan amendments...........................................      --        --      (5.6)      --
  Settlement or curtailment losses..........................    15.7       0.1       0.4       --
-------------------------------------------------------------------------------------------------
Benefit obligation at end of year...........................   506.6     455.0      31.9     35.5
-------------------------------------------------------------------------------------------------

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year..............   554.7     499.2        --       --
  Actual return on plan assets..............................   (17.6)     79.5        --       --
  Foreign currency exchange rate changes....................    (4.4)     (6.0)       --       --
  Contributions by the employer.............................     3.7       3.3       0.5      0.6
  Contributions by plan participants........................     0.3       0.3       0.6      0.2
  Benefits paid.............................................   (23.0)    (21.6)     (1.1)    (0.8)
-------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year....................   513.7     554.7        --       --
-------------------------------------------------------------------------------------------------
Funded status...............................................     7.1      99.7     (31.9)   (35.5)
  Unrecognized (gain) loss..................................    14.4     (79.7)     (5.5)    (3.6)
  Unrecognized prior service cost...........................   (15.3)    (19.4)     (5.2)      --
-------------------------------------------------------------------------------------------------
Net amount recognized.......................................  $  6.2    $  0.6    $(42.6)  $(39.1)
-------------------------------------------------------------------------------------------------

                                                                        OTHER POSTRETIREMENT
                                                PENSION BENEFITS              BENEFITS
---------------------------------------------------------------------------------------------
                                             2000     1999     1998     2000    1999    1998
                                            ------------------------   ----------------------
WEIGHTED-AVERAGE ASSUMPTIONS AS OF
    DECEMBER 31:
  Discount rate...........................     7.7%     7.7%     6.5%    8.2%   8.2%     7.0%
  Expected return on plan assets..........     9.7%     9.7%     9.6%     --      --      --
  Rate of compensation increase...........     5.2%     5.1%     4.1%     --      --      --
COMPONENTS OF NET PERIODIC BENEFIT COST:
  Service cost............................  $ 12.3   $ 16.4   $ 16.6   $ 1.9    $3.1    $3.4
  Interest cost...........................    34.8     31.5     30.7     2.3     2.4     2.4
  Expected return on plan assets..........   (52.4)   (47.0)   (42.1)     --      --      --
  Amortization of prior service cost......    (1.4)    (1.4)    (1.4)   (0.4)     --      --
  Amortization of net (gains) losses......    (1.5)     0.7      0.4    (0.2)     --      --
  Settlement or curtailment losses........     0.1      0.1      0.4      --      --      --
---------------------------------------------------------------------------------------------
Net periodic (benefit) cost...............  $ (8.1)  $  0.3   $  4.6   $ 3.6    $5.5    $5.8
---------------------------------------------------------------------------------------------

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $41.0 million, $37.7 million and $11.1 million, respectively, as of December 31, 2000, and $36.4 million, $34.4 million and $9.9 million, respectively, as of December 31, 1999.

In 1998, the U.S. converted to a new formula for determining pension benefits. As of December 31, 1999, benefits under the previous plan were frozen with no further benefits being accrued, resulting in a $5.5 million decrease in pension cost for 2000.

Effective January 1, 2000, the U.S. postretirement plan was amended primarily to limit benefits paid to post-medicare recipients to a specified dollar amount beginning in 2003. This resulted in a $5.6 million reduction in the benefit obligation in 2000.

For measurement purposes, an 8.2% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001. The rate is assumed to decrease gradually to 5.5% in 2009 and remain at that level thereafter. Since the net employer costs for postretirement medical benefits reach the preset caps within the next six to eight years, a 1% increase or decrease in trend has a de minimis effect on costs.

Related to the company's acquisition of the Information Products Corporation from IBM in 1991, IBM agreed to pay for its pro rata share (currently estimated at $50.4 million) of future postretirement benefits for all the company's U.S. employees based on relative years of service with IBM and the company.

The company also sponsors defined contribution plans for employees in certain countries. Company contributions are based upon a percentage of employees' contributions. The company's expense under these plans was $8.5 million, $6.4 million and $5.5 million in 2000, 1999 and 1998, respectively.

14. DERIVATIVES, FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

In 1999, the company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The company recorded a net-of-tax cumulative-effect-type loss adjustment of $0.4 million in accumulated other comprehensive earnings to recognize at fair value all derivatives that were designated as cash-flow hedging instruments upon adoption of SFAS No. 133 on January 1, 1999. This loss adjustment, which the company reclassified to earnings by March 31, 2000, consisted of a $0.6 million loss related to interest rate swaps and a $0.2 million gain related to foreign currency options.

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

The company maintains an interest rate risk management strategy that may, from time to time use derivative instruments to minimize significant, unanticipated earnings fluctuations caused by interest rate volatility. The company's goal is to maintain a balance between fixed and floating interest rates on its financing activities.

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

Cash Flow Hedges: Cash flow hedges are hedges of forecasted transactions or of the variability of cash flows to be received or paid related to a recognized asset or liability. The company enters into foreign exchange options and forward exchange contracts expiring within eighteen months as hedges of anticipated purchases and sales that are denominated in foreign currencies. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates. The company also may use interest rate swaps to convert a portion of its variable rate financing activities to fixed rates.

ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES

All derivatives are recognized in the statement of financial position at their fair value. Fair values for the company's derivative financial instruments are based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current assumptions. On the date the derivative contract is entered into, the company designates the derivative as either a fair value or cash flow hedge. Changes in the fair value of a derivative that is highly effective as -- and that is designated and qualifies as -- a fair value hedge, along with the loss or gain on the hedged asset or liability are recorded in current period earnings in cost of revenues. Changes in the fair value of a derivative that is highly effective as -- and that is designated and qualifies as -- a cash flow hedge are recorded in other comprehensive earnings, until the underlying transactions occur.

At December 31, 2000, the company had derivative assets of $43.1 million classified as prepaid expenses and other current assets as well as derivative liabilities of $56.9 million classified as accrued liabilities. At December 31, 1999, the company had derivative assets of $23.4 million classified as prepaid expenses and other current assets as well as derivative liabilities of $7.5 million classified as accrued liabilities. As of December 31, 2000, a total of $13.8 million of deferred net losses on derivative instruments were accumulated in other comprehensive earnings (loss) ($11.8 million is expected to be reclassified to earnings during the next twelve months). As of December 31, 1999 a total of $8.5 million of deferred net gains on derivative instruments were accumulated in other comprehensive earnings (loss) and were reclassified to earnings during 2000.

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

The company discontinues hedge accounting prospectively when (1) it is determined that a derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (2) the derivative expires or is sold, terminated, or exercised or (3) the derivative is discontinued as a hedge instrument, because it is unlikely that a forecasted transaction will occur. As of December 31, 2000 no hedges were determined to be ineffective.

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value hedge, the derivative will continue to be carried in the statement of financial position at its fair value. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried in the statement of financial position at its fair value, and gains and losses that were accumulated in other comprehensive earnings are recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value in the statement of financial position, with changes in its fair value recognized in current period earnings. A fair value hedge is entered into when the derivative instrument, for which hedge accounting has been discontinued, exposes earnings to further change in exchange rates.

FINANCIAL INSTRUMENTS

At December 31, 2000, the carrying value of the company's long-term debt was $148.9 million and the fair value was $135.0 million. At December 31, 1999, the carrying value of the company's long-term debt was $148.7 million and the fair value was $137.2 million. The fair value of the long-term debt was estimated based on current rates available to the company for debt with similar characteristics.

CONCENTRATIONS OF CREDIT RISK

The company's main concentrations of credit risk consist primarily of temporary cash investments and trade receivables. Cash investments are made in a variety of high quality securities with prudent diversification requirements. Credit risk related to trade receivables is dispersed across a large number of customers located in various geographic areas. The company has off-balance sheet credit risk for the reimbursement from IBM of its pro rata share of postretirement benefits to be paid by the company (see Note 13).

15. SALES OF RECEIVABLES

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

The Company has an agreement in place to sell its U.S. trade receivables on a limited recourse basis. In October 2000, the Company amended that agreement and, the maximum amount of U.S. trade receivables to be sold was increased from $150.0 million to $170.0 million. As collections reduce previously sold receivables, the company may replenish these with new receivables. At December 31, 2000, U.S. trade receivables of $170.0 million had been sold and, due to the revolving nature of the agreement, $170.0 million also remained outstanding. At December 31, 1999, U.S. trade receivables of $140.0 million had been sold and also remained outstanding. The agreement, which contains customary financial covenants, must be renewed annually, and the company expects the agreement to be renewed upon its expiration in October 2001. The risk the company bears from bad debt losses on U.S. trade receivables sold is retained by the company since the company holds a retained interest in the sold receivables of approximately $37.3 million. The company addresses this risk of loss in its allowance for doubtful accounts. Receivables sold may not include amounts over 60 days past due or concentrations over certain limits with any one customer.

Expenses incurred under this program totaling $8.5 million, $5.4 million and $6.6 million for 2000, 1999 and 1998, respectively, are included in other expense in the statements of earnings.

In 1997, the company entered into three-year interest rate swaps with a total notional amount of $60.0 million, whereby the company paid interest at a fixed rate of approximately 6.5% and received interest at a floating rate equal to the three-month LIBOR. Since May 1998, the swaps served as a hedge of the receivables financings which were based on floating interest rates. These interest rate swaps expired during 2000. Expense of $0.1 million, $0.7 million and $0.5 million for 2000, 1999 and 1998, respectively, related to these swaps is included in other expense in the statements of earnings.

16. EARNINGS PER SHARE

                                                             FOR THE YEAR ENDED DECEMBER 31, 2000
                                                            ---------------------------------------
                                                             EARNINGS        SHARES       PER SHARE
                                                            (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                            -----------   -------------   ---------
Net earnings..............................................    $285.4
BASIC EPS
  Net earnings available to common stockholders...........     285.4       128,355,774      $2.22
EFFECT OF DILUTIVE SECURITIES
  Long-term incentive plan................................        --            81,142
  Stock options...........................................        --         5,874,914
                                                              ------      ------------
DILUTED EPS
  Net earnings available to common stockholders plus
     assumed conversions..................................    $285.4       134,311,830      $2.13
                                                            ---------------------------------------

Options to purchase an additional 1,590,919 shares of Class A common stock at prices between $108.00 and $130.06 per share were outstanding at December 31, 2000 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.

                                                             FOR THE YEAR ENDED DECEMBER 31, 1999
                                                            ---------------------------------------
                                                             EARNINGS        SHARES       PER SHARE
                                                            (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                            -----------   -------------   ---------
Net earnings..............................................    $318.5
BASIC EPS
  Net earnings available to common stockholders...........     318.5       129,360,700      $2.46
EFFECT OF DILUTIVE SECURITIES
  Long-term incentive plan................................        --           137,362
  Stock options...........................................        --         8,048,599
                                                              ------      ------------
DILUTED EPS
  Net earnings available to common stockholders plus
     assumed conversions..................................    $318.5       137,546,661      $2.32
                                                            ---------------------------------------

Options to purchase an additional 39,946 shares of Class A common stock at prices between $82.81 and $87.06 per share were outstanding at December 31, 1999 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.

                                                             FOR THE YEAR ENDED DECEMBER 31, 1998
                                                            ---------------------------------------
                                                             EARNINGS        SHARES       PER SHARE
                                                            (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                            -----------   -------------   ---------
Net earnings..............................................    $243.0
BASIC EPS
  Net earnings available to common stockholders...........     243.0       133,242,738      $1.82
EFFECT OF DILUTIVE SECURITIES
  Long-term incentive plan................................        --           240,764
  Stock options...........................................        --         9,318,278
                                                              ------      ------------
DILUTED EPS
  Net earnings available to common stockholders plus
     assumed conversions..................................    $243.0       142,801,780      $1.70
                                                            ---------------------------------------

Options to purchase an additional 9,000 shares of Class A common stock at prices between $37.97 and $44.19 per share were outstanding at December 31, 1998 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.

17. INTERNATIONAL OPERATIONS

The following are revenue and long-lived asset information by geographic area for and as of December 31:

                                                                           REVENUE
                                                              ----------------------------------
                                                                2000        1999          1998
                                                              ----------------------------------
United States...............................................  $1,671.5    $1,528.6      $1,410.5
International...............................................   2,135.5     1,923.7       1,610.1
                                                              ----------------------------------
     Total..................................................  $3,807.0    $3,452.3      $3,020.6
                                                              ----------------------------------

                                                              LONG-LIVED ASSETS
                                                              ------------------
                                                               2000        1999
                                                              ------------------
United States...............................................  $404.4      $358.4
International...............................................   326.2       202.6
                                                              ------------------
     Total..................................................  $730.6      $561.0
                                                              ------------------

Revenue reported above is based on the countries to which the products are shipped.

18. SUBSEQUENT EVENT

In February 2001, the company filed a shelf registration statement with the Securities and Exchange Commission to register $200 million of debt securities. The company expects to use the net proceeds from the sale of the securities for capital expenditures, reduction of short-term borrowings, working capital, acquisitions and other general corporate purposes.

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                   FIRST    SECOND     THIRD     FOURTH
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)   QUARTER   QUARTER   QUARTER   QUARTER
----------------------------------------------------------------------------------------
2000:
Revenue.........................................  $ 891.7   $ 893.0   $926.6    $1,095.7
Gross profit....................................    315.1     308.2    295.3       337.5
Operating income (1)............................    120.4     113.9     98.4        83.0
Net earnings (1)................................     80.2      84.1     66.1        55.0
Basic EPS* (1)..................................  $  0.62   $  0.65   $ 0.52    $   0.43
Diluted EPS* (1)................................     0.59      0.62     0.50        0.42
Stock prices:
  High..........................................  $135.88   $120.63   $79.81    $  49.00
  Low...........................................    76.63     56.00    33.56       28.75
1999:
Revenue.........................................  $ 787.0   $ 817.3   $845.0    $1,003.0
Gross profit....................................    285.2     295.6    303.6       345.1
Operating income................................    103.7     112.1    115.8       145.0
Net earnings....................................     67.8      74.5     76.5        99.7
Basic EPS*......................................  $  0.52   $  0.58   $ 0.59    $   0.78
Diluted EPS*....................................     0.48      0.55     0.56        0.73
Stock prices:
  High..........................................  $ 58.25   $ 74.38   $87.50    $ 104.00
  Low...........................................    42.56     49.50    59.63       61.81
----------------------------------------------------------------------------------------

*The sum of the quarterly earnings per share amounts do not necessarily equal the year-to-date earnings per share due to changes in average share calculations. This is in accordance with prescribed reporting requirements.

(1) Amounts include the impact of the $41.3 million ($29.7 million, net of tax) restructuring and related charges recorded during the fourth quarter of 2000. Diluted EPS was reduced by 22 cents during the fourth quarter of 2000 as a result of the restructuring and related charges.

MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS

The consolidated financial statements and related information included in this Financial Report are the responsibility of management and have been reported in conformity with accounting principles generally accepted in the United States of America. All other financial data in this Annual Report have been presented on a basis consistent with the information included in the consolidated financial statements. Lexmark International, Inc. maintains a system of financial controls and procedures, which includes the work of corporate auditors, which we believe provides reasonable assurance that the financial records are reliable in all material respects for preparing the consolidated financial statements and maintaining accountability for assets. The concept of reasonable assurance is based on the recognition that the cost of a system of financial controls must be related to the benefits derived and that the balancing of those factors requires estimates and judgment. This system of financial controls is reviewed, modified and improved as changes occur in business conditions and operations, and as a result of suggestions from the corporate auditors and PricewaterhouseCoopers LLP.

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

/s/ Paul J. Curlander

Paul J. Curlander
Chairman and chief executive officer

/s/ Gary E. Morin

Gary E. Morin
Executive vice president and chief financial officer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Lexmark International, Inc.

In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of earnings, cash flows, and stockholders' equity and comprehensive earnings appearing on pages 23 through 43 of this annual report on Form 10-K present fairly, in all material respects, the consolidated financial position of Lexmark International, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Lexington, Kentucky
February 9, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except with respect to information regarding the executive officers of the Registrant, the information required by Part III, Item 10 of this Form 10-K is incorporated by reference herein, and made part of this Form 10-K, from the company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later that 120 days after the end of the fiscal year. The information with respect to the executive officers of the Registrant is included under the heading "Executive Officers of the Registrant" in Item 1 above.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by Part III, Item 11 of this Form 10-K is incorporated by reference from the company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later that 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by Part III, Item 12 of this Form 10-K is incorporated by reference from the company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later that 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Part III, Item 13 of this Form 10-K is incorporated by reference from the company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, which will filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later that 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1 FINANCIAL STATEMENTS:

     Financial statements filed as part of this Form 10-K are included under
     Part II, Item 8.

(a)2 FINANCIAL STATEMENT SCHEDULE:

                                                                PAGES IN FORM 10-K
                                                                ------------------
Report of Independent Accountants                                       49
For the years ended December 31, 2000, 1999, and 1998:
  Schedule II -- Valuation and Qualifying Accounts                      50

All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Lexmark International, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 9, 2001 appearing on page 46 of this annual report on Form 10-K also included an audit of the financial statement schedule listed in item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule on page 50 of this Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Lexington, Kentucky
February 9, 2001

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                             (DOLLARS IN MILLIONS)

                (A)                      (B)                  (C)                  (D)           (E)
                                                           ADDITIONS
                                                    ------------------------
                                      BALANCE AT    CHARGED TO    CHARGED TO                  BALANCE AT
                                      BEGINNING     COSTS AND       OTHER                       END OF
            DESCRIPTION               OF PERIOD      EXPENSES      ACCOUNTS     DEDUCTIONS      PERIOD
            -----------               ----------    ----------    ----------    ----------    ----------
1998:
  Allowance for doubtful accounts...    $19.4         $11.0           $--         $ (6.2)       $24.2
  Inventory reserves................     39.6          35.1           --           (36.5)        38.2
  Deferred tax assets valuation
     allowance......................     20.8           0.2           --            (2.6)        18.4
1999:
  Allowance for doubtful accounts...    $24.2         $ 6.5           $--         $ (6.6)       $24.1
  Inventory reserves................     38.2          28.4           --           (32.0)        34.6
  Deferred tax assets valuation
     allowance......................     18.4           1.6           --           (18.2)         1.8
2000:
  Allowance for doubtful accounts...    $24.1         $ 6.3           $--         $ (8.2)       $22.2
  Inventory reserves................     34.6          36.8           --           (40.5)        30.9
  Deferred tax assets valuation
     allowance......................      1.8           7.8           --            (9.6)          --

ITEM 14(a)(3). EXHIBITS

Exhibits for the company are listed in the Index to Exhibits beginning on page E-1.

(b) REPORTS ON FORM 8-K

A Current Report on Form 8-K dated October 24, 2000 was filed by the company with the Securities and Exchange Commission to announce the company's restructuring plans.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Lexington, Commonwealth of Kentucky, on March 20, 2001.

                                          LEXMARK INTERNATIONAL, INC.

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

                   SIGNATURE                                    TITLE                        DATE
                   ---------                                    -----                        ----
/s/ Paul J. Curlander                             Chairman and Chief Executive          March 20, 2001
------------------------------------------------    Officer (Principal Executive
Paul J. Curlander                                   Officer)

/s/ Gary E. Morin                                 Executive Vice President/Chief        March 20, 2001
------------------------------------------------    Financial Officer (Principal
Gary E. Morin                                       Financial Officer)

/s/ David L. Goodnight                            Vice President and Corporate          March 20, 2001
------------------------------------------------    Controller (Principal Accounting
David L. Goodnight                                  Officer)

*                                                 Director                              March 20, 2001
------------------------------------------------
B. Charles Ames

*                                                 Director                              March 20, 2001
------------------------------------------------
Teresa Beck

*                                                 Director                              March 20, 2001
------------------------------------------------
Frank T. Cary

*                                                 Director                              March 20, 2001
------------------------------------------------
William R. Fields

*                                                 Director                              March 20, 2001
------------------------------------------------
Ralph E. Gomory

*                                                 Director                              March 20, 2001
------------------------------------------------
Stephen R. Hardis

*                                                 Director                              March 20, 2001
------------------------------------------------
James F. Hardymon

*                                                 Director                              March 20, 2001
------------------------------------------------
Robert Holland, Jr.

*                                                 Director                              March 20, 2001
------------------------------------------------
Marvin L. Mann

*                                                 Director                              March 20, 2001
------------------------------------------------
Michael J. Maples

*                                                 Director                              March 20, 2001
------------------------------------------------
Martin D. Walker

* Vincent J. Cole, Attorney-in-Fact

                               INDEX TO EXHIBITS

 NUMBER                      DESCRIPTION OF EXHIBITS
--------                     -----------------------
  2        Agreement and Plan of Merger, dated as of February 29, 2000, by and between Lexmark International, Inc. (the "company")
           and Lexmark International Group, Inc. ("Group"). (1)
  3.1      Restated Certificate of Incorporation of the company. (2)
  3.2      Company By-Laws, as Amended and Restated June 22, 2000. (2)
  4.1      Form of the company's 6.75% Senior Notes due 2008. (3)
  4.2      Indenture, dated as of May 11, 1998, by and among the
           company, as Issuer, and Group, as Guarantor, to The Bank of
           New York, as Trustee. (3)
  4.3      First Supplemental Indenture, dated as of June 22, 2000, by and among the company, as Issuer, and Group, as Guarantor, to The Bank of New York, as Trustee. (2)
  4.4      Amended and Restated Rights Agreement, dated as of February
           11, 1999, between the company and ChaseMellon Shareholder
           Services, L.L.C., as Rights Agent. (4)
  4.5      Specimen of Class A common stock certificate. (2)
 10.1      Agreement, dated as of May 31, 1990, between the company and
           Canon Inc., and Amendment thereto. (5)*
 10.2      Agreement, dated as of March 26, 1991, between the company and Hewlett-Packard Company. (5)*
 10.3      Patent Cross-License Agreement, effective October 1, 1996, between Hewlett-Packard Company and the company. (6)*
 10.4      Amended and Restated Lease Agreement, dated as of January 1,
           1991, between IBM and the company, and First Amendment
           thereto. (7)
 10.5      Amended and Restated Receivables Purchase Agreement, dated as of March 31, 1998, by and among the company, as Servicer,
           Lexmark Receivables Corporation ("LRC"), as Seller, Delaware
           Funding Corporation, as Buyer, and Morgan Guaranty Trust
           Company of New York, as Administrative Agent (8)
 10.6      Amendment to Amended and Restated Receivables Purchase
           Agreement, dated as of November 30, 1998, by and among the company, as Servicer, LRC, as Seller, Delaware Funding
           Corporation, as Buyer, and Morgan Guaranty Trust Company of
           New York, as Administrative Agent. (9)
 10.7      Second Amendment to Amended and Restated Receivables
           Purchase Agreement, dated as of October 25, 1999, by and
           among the company, as Servicer, LRC, as Seller, Delaware
           Funding Corporation, as Buyer, and Morgan Guaranty Trust
           Company of New York, as Administrative Agent. (10)
 10.8      Third Amendment to Amended and Restated Receivables Purchase
           Agreement, dated as of October 20, 2000, by and among the
           company, as Servicer, LRC, as Seller, Delaware Funding
           Corporation, as Buyer, and Morgan Guaranty Trust Company of
           New York, as Administrative Agent.
 10.9      Amended and Restated Purchase Agreement, dated as of March
           31, 1998, between the company, as Originator, and LRC, as
           Buyer. (8)
 10.10     Amendment to Amended and Restated Purchase Agreement, dated as of November 30, 1998, between the company, as Originator, and LRC, as Buyer (9)
 10.11     Lexmark Holding, Inc. Stock Option Plan for Executives and
           Senior Officers. (7)+
 10.12     First Amendment to the Stock Option Plan for Executives and
           Senior Officers, dated as of October 31, 1994. (11)+
 10.13     Second Amendment to the Stock Option Plan for Executives and
           Senior Officers, dated as of September 13, 1995. (11)+

 NUMBER                      DESCRIPTION OF EXHIBITS
--------                     -----------------------
 10.14     Third Amendment to the Stock Option Plan for Executives and
           Senior Officers, dated as of April 29, 1999. (12)+
 10.15     Fourth Amendment to the Stock Option Plan for Executives and
           Senior Officers, dated as of July 29, 1999. (12)+
 10.16     Form of Management Stock Option Agreement, by and among
           Group, the company and the Named Executive Officers
           (including a schedule of Named Executive Officers, grant
           dates and number of shares granted pursuant to options).
           (11)+
 10.17     Lexmark International Group, Inc. Stock Incentive Plan,
           Amended and Restated Effective April 30, 1998. (8)+
 10.18     Amendment No. 1 to the Lexmark International Group, Inc.
           Stock Incentive Plan, as Amended and Restated, dated as of
           April 29, 1999. (12)+
 10.19     Form of Non-Qualified Stock Option Agreement, pursuant to
           the company's Stock Incentive Plan. (3)+
 10.20     Lexmark International Group, Inc. Nonemployee Director Stock
           Plan, Amended and Restated, Effective April 30, 1998. (3)+
 10.21     Amendment No. 1 to the Lexmark International Group, Inc.
           Nonemployee Director Stock Plan, dated as of February 11,
           1999. (13)+
 10.22     Amendment No. 2 to the Lexmark International Group, Inc.
           Nonemployee Director Stock Plan, dated as of April 29, 1999.
           (12)+
 10.23     Form of Non-Qualified Stock Option Agreement, pursuant to
           the company's Nonemployee Director Stock Plan, Amended and
           Restated effective April 30, 1998. (14)+
 10.24     Employment Agreement, dated as of March 18, 1997, by and
           among Paul J Curlander, the company and Group. (15)+
 10.25     Form of Change in Control Agreement entered into as of April
           30, 1998, by and among the company, Group and certain
           officers thereof. (14)+
 10.26     Form of Indemnification Agreement entered into as of April
           30, 1998, by and among the company, Group and certain
           officers thereof. (14)+
 10.27     Employment Agreement, dated as of April 30, 1998, by and
           among Bernard V. Masson, the company and Group. (9)+
 10.28     Amended and Restated Employment Agreement, dated as of
           January 1, 2000, by and among Thomas B. Lamb, the company
           and Group. (1)+
 10.29     Employment Agreement, dated as of April 30, 1998, by and
           among Alfred A Traversi, the company and Group. (9)+
 10.30     Employment Agreement, dated as of April 30, 1998, by and
           among Gary E Morin, the company and Group. (14)+
 10.31     Credit Agreement, dated as of January 27, 1998, by and among
           Group, as Parent Guarantor, the company, as Borrower, the
           Lenders party thereto, Fleet National Bank, as Documentation
           Agent, Morgan Guaranty Trust Company of New York, as
           Syndication Agent, and The Chase Manhattan Bank, as
           Administrative Agent. (15)
 10.32     First Amendment to Credit Agreement, dated as of March 20,
           2000, by and among Group, as Parent Guarantor, the company, as Borrower, the Lenders party thereto, Fleet National Bank, as Documentation Agent, Morgan Guaranty Trust Company of New
           York, as Syndication Agent, and The Chase Manhattan Bank, as
           Administrative Agent. (2)
 12        Computation of Ratio of Earnings to Fixed Charges.
 21        Subsidiaries of the company as of December 31, 2001.
 23        Consent of PricewaterhouseCoopers LLP.

 NUMBER                      DESCRIPTION OF EXHIBITS
--------                     -----------------------
 24        Power of Attorney.

---------------

* Confidential treatment previously granted by the Securities and Exchange Commission.
+ Indicates management contract or compensatory plan, contract or arrangement.
(1) Incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000
      (Commission File No. 1-14050).
(2) Incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (Commission
      File No. 1-14050).
(3) Incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Commission
      File No. 1-14050).
(4)   Incorporated by reference to the company's Amended
      Registration Statement on Form 8-A filed with the Commission on March 12, 1999 (Commission File No. 1-14050).
(5)   Incorporated by reference to the company's Form S-1
      Registration Statement, Amendment No. 2 (Registration No.
      33-97218) filed with the Commission on November 13, 1995.
(6) Incorporated by reference to the company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1996
      (Commission File No 1-14050).
(7)   Incorporated by reference to the company's Form S-1
      Registration Statement (Registration No. 33-97218) filed with the Commission on September 22, 1995.
(8) Incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998
      (Commission File No. 1-14050).
(9) Incorporated by reference to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998
      (Commission File No. 1-14050).
(10) Incorporated by reference to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999
      (Commission File No. 1-14050).
(11)  Incorporated by reference to the company's Form S-1
      Registration Statement, Amendment No. 1 (Registration No.
      33-97218), filed with the Commission on October 27, 1995.
(12) Incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (Commission
      File No. 1-14050).
(13) Incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999
      (Commission File No. 1-14050).
(14) Incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998
      (Commission File No. 1-14050).
(15) Incorporated by reference to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997
      (Commission File No. 1-14050).