Form 10-Q
period 2001-03-31
LEXMARK INTERNATIONAL INC /KY/
filed 2001-05-10
CIK 1001288

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                                   (Mark One)
|X|              For the Quarterly Period Ended March 31, 2001

                                       OR
| |             Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The registrant had 128,237,779 shares outstanding (excluding shares held in treasury) of Class A common stock, par value $0.01 per share, as of the close of business on May 4, 2001.

================================================================================

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX




                                                                        Page of
                                                                       Form 10-Q

                                     PART I

 ITEM 1.  Financial Statements

         CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (Unaudited)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000...............2

         CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION (Unaudited)
                   AS OF MARCH 31, 2001 AND DECEMBER 31, 2000...............3

         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                  THREE MONTHS  ENDED MARCH 31, 2001 AND 2000...............4

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited).5-7

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION (Unaudited).................8-11

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........12

                                     PART II

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............13

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................14

                         Part I - Financial Information

Item 1.  Financial Statements

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                     (In Millions, Except Per Share Amounts)
                                   (Unaudited)

                                                  Three Months Ended
                                                       March 31
                                         ------------------------------------

                                              2001                    2000
                                              ----                    ----
Revenue                                     $ 999.4                 $ 891.7
Cost of revenue                               665.5                   576.6
                                            -------                 -------
         Gross profit                         333.9                   315.1
                                            -------                 -------

Research and development                       62.2                    53.8
Selling, general and administrative           154.0                   140.9
                                            -------                 -------
         Operating expense                    216.2                   194.7
                                            -------                 -------

         Operating income                     117.7                   120.4

Interest expense                                2.8                     2.6
Other                                           4.2                     2.4
                                            -------                 -------

         Earnings before income taxes         110.7                   115.4

Provision for income taxes                     31.0                    35.2
                                            -------                 -------
         Net earnings                       $  79.7                 $  80.2
                                            =======                 =======

Net earnings per share:
         Basic                              $  0.62                 $  0.62
                                            =======                 =======

         Diluted                            $  0.60                 $  0.59
                                            =======                 =======


Shares used in per share calculation:
         Basic                                128.0                   129.0
                                            =======                 =======

         Diluted                              132.7                   136.3
                                            =======                 =======





See notes to consolidated condensed financial statements.

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                       (In Millions, Except Share Amounts)
                                   (Unaudited)

                                                                                March 31         December 31
                                                                                  2001              2000
                                                                             ---------------   -------------
ASSETS
Current assets:
     Cash and cash equivalents                                                  $   64.5           $   68.5
     Trade receivables, net of allowance of $25.8 in 2001 and $22.2 in 2000        600.7              594.0
     Inventories                                                                   488.1              412.3
     Prepaid expenses and other current assets                                     187.7              168.9
                                                                                --------           --------
             Total current assets                                                1,341.0            1,243.7

Property, plant and equipment, net                                                 756.1              730.6
Other assets                                                                       106.9               98.9
                                                                                --------           --------
             Total assets                                                       $2,204.0           $2,073.2
                                                                                ========           ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term debt                                                            $   75.0           $    -
     Accounts payable                                                              423.8              426.1
     Accrued liabilities                                                           483.4              552.9
                                                                                --------           --------
             Total current liabilities                                             982.2              979.0

Long-term debt                                                                     148.9              148.9
Other liabilities                                                                  198.0              168.3
                                                                                --------           --------
             Total liabilities                                                   1,329.1            1,296.2
                                                                                --------           --------

Stockholders' equity:
     Preferred stock, $.01 par value, 1,600,000 shares authorized;
       no shares issued and outstanding                                              -                  -
     Common stock, $.01 par value:
             Class A, 900,000,000 shares authorized; 127,661,268 and
              127,086,660 outstanding in 2001 and 2000, respectively                 1.6                1.6
             Class B, 10,000,000 shares authorized; no shares issued and
              outstanding                                                            -                  -
     Capital in excess of par                                                      730.4              715.7
     Retained earnings                                                           1,095.4            1,015.7
     Treasury stock, at cost; 28,539,156 and 28,572,272 shares in 2001
        and 2000, respectively                                                    (880.6)            (881.1)
     Accumulated other comprehensive loss                                          (71.9)             (74.9)
                                                                                --------           --------
             Total stockholders' equity                                            874.9              777.0
                                                                                --------           --------
             Total liabilities and stockholders' equity                         $2,204.0           $2,073.2
                                                                                ========           ========



See notes to consolidated condensed financial statements.

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (In Millions)
                                   (Unaudited)


                                                                                Three Months Ended
                                                                                     March 31
                                                                          -------------------------------
                                                                               2001           2000
                                                                               ----           ----
Cash flows from operating activities:
   Net earnings                                                               $ 79.7          $ 80.2
       Adjustments to reconcile net earnings to net cash
          provided by operating activities:
             Depreciation and amortization                                      27.3            21.3
             Deferred taxes                                                      -               3.5
             Other                                                              (0.7)            1.7
                                                                              ------          ------
                                                                               106.3           106.7
             Change in assets and liabilities:
               Trade receivables                                                42.3            72.8
               Trade receivables program                                       (49.0)          (40.0)
               Inventories                                                     (75.8)            0.4
               Accounts payable                                                 (2.3)          (32.9)
               Accrued liabilities                                             (69.5)          (71.9)
               Tax benefits from employee stock options                          7.1            36.2
               Other assets and liabilities                                     17.8           (17.1)
                                                                              ------          ------
                 Net cash (used for) provided by operating activities          (23.1)           54.2
                                                                              ------          ------
Cash flows from investing activities:
   Purchases of property, plant and equipment                                  (60.2)          (41.5)
   Other                                                                         0.2             0.3
                                                                              ------          ------
                 Net cash used for investing activities                        (60.0)          (41.2)
                                                                              ------          ------

Cash flows from financing activities:
   Increase (decrease) in short-term debt                                       75.0            (4.9)
   Issuance of treasury stock                                                    0.5             -
   Proceeds from employee stock plans                                            5.7            11.8
                                                                              ------          ------
                 Net cash provided by financing activities                      81.2             6.9
                                                                              ------          ------

Effect of exchange rate changes on cash                                         (2.1)           (0.4)
                                                                              ------          ------

Net (decrease) increase in cash and cash equivalents                            (4.0)           19.5
Cash and cash equivalents - beginning of period                                 68.5            93.9
                                                                              ------          ------

Cash and cash equivalents - end of period                                     $ 64.5          $113.4
                                                                              ======          ======

See notes to consolidated condensed financial statements.

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1.     BASIS OF PRESENTATION

       The accompanying interim financial statements are unaudited; however, in the opinion of management of Lexmark International, Inc. (together with its subsidiaries, the "company"), all adjustments (which comprise only normal and recurring accruals) necessary for a fair presentation of the interim financial results have been included. The results for the interim periods are not necessarily indicative of results to be expected for the entire year. These financial statements and notes should be read in conjunction with the company's audited annual consolidated financial statements for the year ended December 31, 2000. Certain prior year amounts have been reclassified to conform to the current year presentation

2.     RESTRUCTURING AND RELATED CHARGES

       In October 2000, Lexmark's management and board of directors approved a plan to restructure its worldwide operations. The restructuring plan involves relocating manufacturing, primarily laser printers, to Mexico and China, and reductions in associated support infrastructure. Restructuring and related charges of $41.3 million ($29.7 million, net of tax) were expensed during the fourth quarter of 2000. These charges were comprised of $24.3 million of accrued restructuring costs related to separation and other exit costs, $10.0 million related to asset impairment charges and $7.0 million associated with a pension curtailment loss to recognize a change in the company's projected benefit obligation associated with the employee separations.

       Components of and amounts charged against the restructuring accrual as of March 31, 2001 were as follows (Dollars in millions):

                                   Total        Cash       Accrual Balance at
                                  Accrual     Payments       March 31, 2001
-------------------------------------------------------------------------------
Severance and related costs        $19.3       $(2.7)              $16.6
Other exit costs                     5.0        (2.5)                2.5
-------------------------------------------------------------------------------
       Total                       $24.3       $(5.2)              $19.1
-------------------------------------------------------------------------------



       The $19.3 million accrued restructuring costs for employee separation is associated with approximately 900 employees worldwide primarily in the manufacturing and related support areas. Employee separation benefits include severance, medical and other benefits. As of March 31, 2001, approximately 45 employees have exited the business and received separation benefits.

       The other exit costs of $5.0 million are related to vendor and lease cancellation charges and demolition and cleanup costs associated with the company's manufacturing relocation.

       The  $10.0  million  charge  for  asset   impairment  was  determined  in
       accordance  with  SFAS  No.  121,   "Accounting  for  the  Impairment  of
       Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and resulted from the company's plans to abandon certain assets (primarily buildings) associated with the relocation of manufacturing and related support activities.

       In total, the company expects the pre-tax charge of $41.3 million to result in cash payments of $24.3 million and non-cash charges of $17.0 million. The cash payments are primarily for employee separations and other exit costs. There have been no material changes to the plan since its announcement in October 2000. Charges against the accrual are expected to be substantially completed during 2001.

3.     INVENTORIES
       Dollars in millions)

       Inventories consist of the following:

                                 March 31             December 31
                                   2001                   2000
                            -------------------    -------------------
       Work in process            $ 215.5               $ 171.0
       Finished goods               272.6                 241.3
                                  -------               -------
                                  $ 488.1               $ 412.3
                                  =======               =======


4.     OTHER COMPREHENSIVE EARNINGS (LOSS)
       (Dollars in millions)

       Comprehensive earnings consists of the following:

                                                                           Three Months Ended
                                                                                March 31
                                                                ----------------------------------------
                                                                        2001                2000
                                                                        ----                ----
      Net earnings                                                    $ 79.7              $ 80.2
      Other comprehensive earnings (loss):
          Foreign currency translation adjustment                       (8.6)               (6.5)
          Cash flow hedging (net of related tax
            liability of $0.2 in 2001 and $2.1 in 2000)                 11.6                 7.1
          Minimum pension liability adjustment (net
            of related tax benefit of $0 in 2001 and 2000)               -                   1.7
                                                                      ------              ------
      Comprehensive earnings                                          $ 82.7              $ 82.5
                                                                      ======              ======

      Accumulated other comprehensive earnings (loss) consists of the following:

                                                                                      Accumulated
                                                                         Minimum         Other
                                       Translation     Cash Flow         Pension      Comprehensive
                                       Adjustment       Hedges          Liability    Earnings (Loss)
                                       ---------        ------          ---------    ---------------
      Balance, December 31, 2000        $(57.5)        $(13.8)            $(3.6)         $(74.9)
      First quarter 2001 change           (8.6)          11.6               -               3.0
                                        ------        -------             -----          ------
      Balance, March 31, 2001           $(66.1)       $  (2.2)            $(3.6)         $(71.9)
                                        ======        =======             =====          ======

5.     EARNINGS PER SHARE (EPS)
       (In millions, except per share amounts)

       The following is a reconciliation of the weighted average shares used in the basic and diluted EPS calculations:

                                                      Three Months Ended
                                                           March 31
                                               ---------------------------------
                                                    2001              2000
                                                    ----              ----

      Net earnings                                  $79.7             $80.2
                                                    =====             =====

      Weighted average shares used
        for basic EPS                               128.0             129.0

      Effect of dilutive securities
        Long-term incentive plan                      -                 0.1
        Stock options                                 4.7               7.2
                                                   ------            ------

      Weighted average shares used
        for diluted EPS                             132.7             136.3
                                                    =====             =====

      Net EPS:
               Basic                                $0.62             $0.62
               Diluted                              $0.60             $0.59

      Options to purchase an additional 3.9 million and 1.1 million shares of Class A common stock were outstanding at March 31, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share because their effect would be antidilutive.

6.    NEW ACCOUNTING STANDARDS

      In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. SFAS No. 140 also included provisions that required additional disclosures in the financial statements for fiscal years ending after December 15, 2000, which were included in the company's Annual Report on Form 10-K for the year ended December 31, 2000. The company adopted this statement prior to March 31, 2001 and the adoption did not have a material impact on the company's financial position, results of operations or cash flows.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
         (Unaudited)

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES


Results of Operations
---------------------

Consolidated revenue for the three months ended March 31, 2001 was $999 million, an increase of 12% over the same period of 2000. Revenue was adversely affected by weaker foreign currency exchange rates against the U.S. dollar. Revenue growth was 16% for the quarter on a constant currency basis. Total U.S. revenue increased $55 million or 14% and international revenue, including exports from the U.S., increased $53 million or 10%. Revenue from sales to all original equipment manufacturers ("OEM") customers accounted for less than 15% of consolidated revenue in the first quarter of 2001 with no single OEM customer accounting for more than 5% of total revenue.

The revenue growth was primarily driven by unit volume increases in printers and associated supplies whose revenue increased 16% over 2000. Printer volumes grew at double-digit rates and associated printer supplies revenue increased in the first quarter of 2001 as compared to the same period of 2000, primarily due to the continued growth of the company's installed base. Consolidated gross profit was $334 million for the first three months of 2001, an increase of 6% from the same period of 2000. Gross profit as a percentage of revenue for the quarter ended March 31, 2001 decreased to 33.4% from 35.3% in the first quarter of 2000 principally due to lower hardware margins and an unfavorable foreign currency impact.

Total operating expense increased 11% for the quarter ended March 31, 2001 compared to the same period of 2000. Operating expense as a percentage of revenue decreased to 21.6% compared to 21.8% in 2000 primarily due to increased revenue and lower selling, general and administrative expenses as a percentage of revenue.

Consolidated operating income was $118 million for the first quarter of 2001 and decreased 2% from 2000. This decrease was primarily due to the reduced gross profit margin.

Net earnings for the first quarter were $80 million in both 2001 and 2000. The decline in the gross profit margin in 2001 was offset by a reduction in the effective income tax rate. The effective income tax rate was 28.0% in 2001 as compared to 30.5% in 2000. The decrease in the effective income tax rate was primarily due to lower income tax rates on manufacturing activities in certain countries.

On March 29, 2001, the company reported that it had experienced a disruption in its U.S. distribution system during the first quarter of 2001. This caused the company's back orders to be higher than usual at various times during the quarter, but by the end of the first quarter, back orders had returned to typical levels. This disruption did not have a material adverse impact on net earnings for the first quarter of 2001.

Basic net earnings per share were $0.62 for both the first quarter of 2001 and 2000. Diluted net earnings per share were $0.60 in the first quarter of 2001, compared to $0.59 in 2000, an increase of 2%. This increase was due to fewer shares outstanding.

Financial Condition
-------------------

The company's financial position remains strong at March 31, 2001, with working capital of $359 million compared to $265 million at December 31, 2000. At March 31, 2001, the company had outstanding $75 million of short-term debt and $149 million of long-term debt. The debt to total capital ratio was 20% at March 31, 2001 compared to 16% at December 31, 2000. The increase in the debt to total capital ratio was primarily due to a shift from utilization of the company's trade receivables financing program to the use of its revolving credit facility during the first quarter of 2001.

Cash used for operating activities for the three months ended March 31, 2001 was $23 million compared to $54 million cash provided by operating activities in the first quarter of 2000. The decrease in cash flows from operating activities was primarily due to an increase in inventories.

Capital expenditures for the first three months of 2001 were $60 million compared to $42 million for the same period of 2000. This increase is primarily attributable to the support of new products and capacity expansion. It is anticipated that capital expenditures for 2001 will be approximately $300 million. The 2001 capital expenditures are expected to be funded primarily through cash from operations.

As of March 31, 2001, the company's board of directors had authorized the repurchase of up to $1.0 billion of its Class A common stock. This repurchase authority allows the company, at management's discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During the first quarter of 2001, no shares were repurchased. As of March 31, 2001 the company had repurchased 28,606,928 shares at prices ranging from $10.63 to
$105.38 for an aggregate cost of approximately $882 million, leaving approximately $118 million of share repurchase authority.

In February 2001, the company filed a shelf registration statement with the Securities and Exchange Commission to register $200 million of debt securities. The company expects to use the net proceeds from the sale of the securities for capital expenditures, reduction of short-term borrowings, working capital, acquisitions and other general corporate purposes.

Restructuring and related charges
---------------------------------

In October 2000, Lexmark's management and board of directors approved a plan to restructure its worldwide operations. The restructuring plan involves relocating manufacturing, primarily laser printers, to Mexico and China, and reductions in associated support infrastructure. Restructuring and related charges of $41.3 million ($29.7 million, net of tax) were expensed during the fourth quarter of 2000. These charges were comprised of $24.3 million of accrued restructuring costs related to separation and other exit costs, $10.0 million related to asset impairment charges and $7.0 million associated with a pension curtailment loss to recognize a change in the company's projected benefit obligation associated with the employee separations.

Components of and amounts charged against the restructuring accrual as of March 31, 2001 were as follows (Dollars in millions):

                              Total        Cash      Accrual Balance at
                             Accrual     Payments      March 31, 2001
-------------------------------------------------------------------------
Severance and related costs   $19.3       $(2.7)             $16.6
Other exit costs                5.0        (2.5)               2.5
-------------------------------------------------------------------------
       Total                  $24.3       $(5.2)             $19.1
-------------------------------------------------------------------------



The $19.3 million accrued restructuring costs for employee separation is associated with approximately 900 employees worldwide primarily in the manufacturing and related support areas. Employee separation benefits include severance, medical and other benefits. As of March 31, 2001, approximately 45 employees have exited the business and received separation benefits.

The other exit costs of $5.0 million are related to vendor and lease cancellation charges and demolition and cleanup costs associated with the company's manufacturing relocation.

The $10.0 million charge for asset impairment was determined in accordance with Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and resulted from the company's plans to abandon certain assets (primarily buildings) associated with the relocation of manufacturing and related support activities.

In total, the company expects the pre-tax charge of $41.3 million to result in cash payments of $24.3 million and non-cash charges of $17.0 million. The cash payments are primarily for employee separations and other exit costs. Lexmark expects to substantially complete its restructuring initiatives during 2001. Annual savings from the restructuring should approximate $100 million by 2002, and will be utilized to strengthen the company's competitive position.

New Accounting Standards
------------------------

In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. SFAS No. 140 also included provisions that required additional disclosures in the financial statements for fiscal years ending after December 15, 2000, which were included in the company's Annual Report on Form 10-K for the year ended December 31, 2000. The company adopted this statement prior to March 31, 2001 and the adoption did not have a material impact on the company's financial position, results of operations or cash flows.


Factors  That May  Affect  Future  Results and  Information Concerning Forward -
--------------------------------------------------------------------------------
Looking Statements
------------------

Statements contained in this report which are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the company. There can be no assurance that future developments affecting the company will be those anticipated by management, and there are a number of factors that could adversely affect the company's future operating results or cause the company's actual results to differ materially from the estimates or expectations reflected in such forward-looking statements, including without limitation, the factors set forth below:

o The company's future operating results may be adversely affected if it is unable to continue to develop, manufacture and market products that meet customers' needs. The markets for laser and inkjet printers and associated supplies are increasingly competitive, especially with respect to pricing and the introduction of new technologies and products offering improved features and functionality. The company and its major competitors, all of which have significantly greater financial, marketing and technological resources than the company, have regularly lowered prices on their printers and are expected to continue to do so. In particular, both the inkjet and laser printer markets have experienced and are expected to continue to experience significant price pressure from the company's major competitors. Price reductions on inkjet or laser printer products or the inability to reduce costs, contain expenses or increase sales as currently expected, as well as price protection measures, could result in lower profitability and jeopardize the company's ability to grow or maintain its market share, particularly at a time when the company is increasing its investment to support product introductions, expand capacity and enter new geographies.

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

o The company is beginning to rely more heavily on its international production facilities and international manufacturing partners for the manufacture of its products and key components of its products. Future operating results may be adversely affected by several factors, including, without limitation, if the company's international operations or manufacturing partners are unable to supply products reliably, if there are difficulties in transitioning such manufacturing activities from the company to its international operations or manufacturing partners, or if there arise production and supply constraints which result in additional costs to the company.

o Revenue derived from international sales make up over half of the company's revenue. Accordingly, the company's future results could be adversely affected by a variety of factors, including changes in a specific country's or region's political or economic conditions, foreign currency exchange rate fluctuations, trade protection measures and unexpected changes in regulatory requirements. Moreover, margins on international sales tend to be lower than those on domestic sales, and the company believes that international operations in new geographic markets will be less profitable than operations in the U.S. and European markets, in part, because of the higher investment levels for marketing, selling and distribution required to enter these markets.

o The company's performance depends in part upon its ability to increase printer and associated supplies manufacturing capacity on an international basis in line with growing market demands, to successfully forecast the timing and extent of customer demand and manage worldwide distribution and inventory levels to support the demand of its customers, and to address production and supply constraints, particularly delays in the supply of key components necessary for production, which may result in the company incurring additional costs to meet customer demand. The company's future operating results and its ability to effectively grow or maintain its market share may be adversely affected if it is unable to address these issues on a timely basis.

o The company markets and sells its products through several sales channels. The company's future results may be adversely affected by any conflicts that might arise between or among its various sales channels.

o The company's success depends in part on its ability to obtain patents, copyrights and trademarks, maintain trade secret protection and operate without infringing the proprietary rights of others. Current or future claims of intellectual property infringement could prevent the company from obtaining technology of others and could otherwise adversely affect its operating results or business, as could expenses incurred by the company in enforcing its intellectual property rights against others or defending against claims that the company's products infringe the intellectual property rights of others.

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

While the company reassesses material trends and uncertainties affecting the company's financial position, results of operations and cash flows in connection with the preparation of its quarterly and annual reports, the company does not intend to review or revise, in light of future events, any particular forward-looking statement contained in this report.

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

Interest Rates
--------------

At March 31, 2001, the fair value of the company's senior notes is estimated at $137 million using quoted market prices and yields obtained through independent pricing sources for the same or similar types of borrowing arrangements, taking into consideration the underlying terms of the debt. The carrying value of the senior notes as recorded in the statement of financial position exceeded the fair value at March 31, 2001 by approximately $12 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $6 million at March 31, 2001.

Foreign Currency Exchange Rates
-------------------------------

The company employs a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the company's functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the company is exposed include the euro and other European currencies, the Japanese yen and other Asian and South American currencies. Exposures are hedged with foreign currency forward contracts, put options, and call options with maturity dates of less than eighteen months. The potential loss in fair value at March 31, 2001 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $41 million. This loss would be mitigated by corresponding gains on the underlying exposures.

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

                           Part II. Other Information



Item 4.   Submission of Matters to a Vote of Security Holders


          (a) The company's Annual Meeting of Stockholders was held on April 26, 2001.

          (b) At said Annual Meeting, the stockholders voted on the following two proposals:

               (i) The election of four Directors for terms expiring in 2004. The stockholders elected the Directors by the following votes:


           Director               Votes For          Votes Withheld
           --------               ---------          --------------

        Frank T. Cary             112,376,257            803,812
        Paul J. Curlander         112,569,268            610,801
        Martin D. Walker          112,577,594            602,475
        James F. Hardymon         112,578,757            601,312

        The terms of office of B. Charles Ames, Teresa Beck, William R. Fields, Ralph E. Gomory, Stephen R. Hardis, Robert Holland, Jr., Marvin L. Mann and Michael J. Maples continued after the meeting.

        (ii) The approval of an amendment to the company's Stock Incentive Plan to increase the number of shares that may be issued thereunder by 4,800,000 shares. The stockholders approved such amendment by the following votes:


                Votes For        Votes Against       Abstentions
                ---------        -------------       -----------

               97,122,751         15,690,314           367,003

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               A list of exhibits is set forth in the Exhibit Index found on page 15 of this report.

          (b)  Reports on Form 8-K:

               A Current Report on Form 8-K dated March 29, 2001 was filed by the company with the Securities and Exchange Commission to provide Regulation FD Disclosure information.

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, both on behalf of the registrant and in his capacity as principal accounting officer of the registrant.

                                       LEXMARK INTERNATIONAL, INC.
                                       (Registrant)



Date:  May 10, 2001                    By:  /s/ David L. Goodnight
                                            ----------------------
                                       David L. Goodnight
                                       Vice President and Corporate Controller
                                       (Chief Accounting Officer)

                                  EXHIBIT INDEX


Exhibits:

10 Second Amendment to Credit Agreement, dated as of February 1, 2001, by and among the company, as Borrower, the Lenders party thereto, Fleet National Bank, as Documentation Agent, Morgan Guaranty Trust Company of New York, as Syndication Agent, and The Chase Manhattan Bank, as Administrative Agent.

12       Computation of Ratio of Earnings to Fixed Charges.

----------------------------------