Form 10-Q
period 2001-06-30
LEXMARK INTERNATIONAL INC /KY/
filed 2001-08-13
CIK 1001288

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
(Mark One)
   |X|            For the Quarterly Period Ended June 30, 2001

                                       OR
   |_|         Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The registrant had 129,327,223 shares outstanding (excluding shares held in treasury) of Class A common stock, par value $0.01 per share, as of the close of business on August 3, 2001.

================================================================================

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX




                                                                        Page of
                                                                       Form 10-Q
                                                                       ---------
                                     PART I

 ITEM 1. Financial Statements

         CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (Unaudited)
             THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000.......2

         CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION (Unaudited)
             AS OF JUNE 30, 2001 AND DECEMBER 31, 2000......................3

         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
             SIX MONTHS  ENDED JUNE 30, 2001 AND 2000.......................4

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited).5-8

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
             OPERATIONS AND FINANCIAL CONDITION (Unaudited)..............9-14

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........14

                                     PART II

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............15

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..................................15

                         Part I - Financial Information

Item 1.  Financial Statements

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                     (In Millions, Except Per Share Amounts)
                                   (Unaudited)

                                            Three Months Ended                Six Months Ended
                                                  June 30                         June 30
                                         --------------------------        ------------------------
                                            2001            2000              2001          2000
Revenue                                    $987.9          $893.0           $1,987.3      $1,784.7
Cost of revenue                             644.9           584.8            1,310.4       1,161.4
                                           ------          ------           --------      --------
         Gross profit                       343.0           308.2              676.9         623.3
                                           ------          ------           --------      --------

Research and development                     64.2            52.9              126.4         106.7
Selling, general and administrative         156.7           141.4              310.7         282.3
                                           ------          ------           --------      --------
         Operating expense                  220.9           194.3              437.1         389.0
                                           ------          ------           --------      --------

         Operating income                   122.1           113.9              239.8         234.3

Interest expense                              3.7             3.2                6.5           5.8
Other expense (income)                        2.2            (2.1)               6.4           0.3
                                           ------          ------           --------      --------

         Earnings before income taxes       116.2           112.8              226.9         228.2

Provision for income taxes                   29.1            28.7               60.1          63.9
                                           ------          ------           --------      --------
         Net earnings                      $ 87.1          $ 84.1           $  166.8      $  164.3
                                           ======          ======           ========      ========

Net earnings per share:
         Basic                             $ 0.67          $ 0.65           $   1.30      $   1.27
                                           ======          ======           ========      ========

         Diluted                           $ 0.65          $ 0.62           $   1.25      $   1.21
                                           ======          ======           ========      ========


Shares used in per share calculation:
         Basic                              129.2           129.0              128.6         129.0
                                           ======          ======           ========      ========

         Diluted                            134.3           135.7              133.5         136.0
                                           ======          ======           ========      ========


See notes to consolidated condensed financial statements.

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                       (In Millions, Except Share Amounts)
                                   (Unaudited)

                                                                              June 30     December 31
                                                                                2001         2000
                                                                           -------------- ---------------
ASSETS
Current assets:
     Cash and cash equivalents                                                $   67.0       $   68.5
     Trade receivables, net of allowance of $29.1
       in 2001 and $22.2 in 2000                                                 594.1          594.0
     Inventories                                                                 551.8          412.3
     Prepaid expenses and other current assets                                   192.8          168.9
                                                                              --------       --------
             Total current assets                                              1,405.7        1,243.7

Property, plant and equipment, net                                               780.4          730.6
Other assets                                                                     110.1           98.9
                                                                              --------       --------
             Total assets                                                     $2,296.2       $2,073.2
                                                                              ========       ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term debt                                                          $  106.1       $    -
     Accounts payable                                                            373.3          426.1
     Accrued liabilities                                                         460.4          552.9
                                                                              --------       --------
             Total current liabilities                                           939.8          979.0

Long-term debt                                                                   149.0          148.9
Other liabilities                                                                199.6          168.3
                                                                              --------       --------
             Total liabilities                                                 1,288.4        1,296.2
                                                                              --------       --------

Stockholders' equity:
     Preferred stock, $.01 par value, 1,600,000 shares authorized;
       no shares issued and outstanding                                            -              -
     Common stock, $.01 par value:
             Class A, 900,000,000 shares authorized; 129,250,267 and
              127,086,660 outstanding in 2001 and 2000, respectively               1.6            1.6
             Class B, 10,000,000 shares authorized; no shares outstanding          -              -
     Capital in excess of par                                                    773.7          715.7
     Retained earnings                                                         1,182.2        1,015.7
     Treasury stock, at cost; 28,487,458 and 28,572,272 shares in 2001
       and 2000, respectively                                                   (879.9)        (881.1)
     Accumulated other comprehensive loss                                        (69.8)         (74.9)
                                                                              --------       --------
             Total stockholders' equity                                        1,007.8          777.0
                                                                              --------       --------
             Total liabilities and stockholders' equity                       $2,296.2       $2,073.2
                                                                              ========       ========

See notes to consolidated condensed financial statements.

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (In Millions)
                                   (Unaudited)


                                                                           Six Months Ended
                                                                               June 30
                                                                        ------------------------
                                                                           2001          2000
Cash flows from operating activities:
   Net earnings                                                           $166.8        $164.3
       Adjustments to reconcile net earnings to net cash
          provided by operating activities:
             Depreciation and amortization                                  59.1          42.1
             Deferred taxes                                                 (3.2)          0.4
             Other                                                           3.0          (4.5)
                                                                          ------        ------
                                                                           225.7         202.3
             Change in assets and liabilities:
               Trade receivables                                            35.9          38.6
               Trade receivables program                                   (36.0)        (20.1)
               Inventories                                                (139.5)          9.0
               Accounts payable                                            (52.8)          0.1
               Accrued liabilities                                         (92.5)        (28.7)
               Tax benefits from employee stock options                     35.3          47.5
               Other assets and liabilities                                 14.4         (37.8)
                                                                          ------        ------
                 Net cash (used for) provided by operating activities       (9.5)        210.9
                                                                          ------        ------

Cash flows from investing activities:
   Purchases of property, plant and equipment                             (116.4)       (127.7)
   Other                                                                     0.1          (1.0)
                                                                          ------        ------
                 Net cash used for investing activities                   (116.3)       (128.7)
                                                                          ------        ------

Cash flows from financing activities:
   Increase in short-term debt                                             106.1          35.3
   Issuance of treasury stock                                                1.2           -
   Purchase of treasury stock                                                -          (174.6)
   Proceeds from employee stock plans                                       19.1          16.6
                                                                          ------        ------
                 Net cash provided by (used for) financing activities      126.4        (122.7)
                                                                          ------        ------

Effect of exchange rate changes on cash                                     (2.1)         (0.8)
                                                                          ------        ------

Net decrease in cash and cash equivalents                                   (1.5)        (41.3)
Cash and cash equivalents - beginning of period                             68.5          93.9
                                                                          ------        ------

Cash and cash equivalents - end of period                                 $ 67.0        $ 52.6
                                                                          ======        ======

See notes to consolidated condensed financial statements.

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1.     BASIS OF PRESENTATION

       The accompanying interim financial statements are unaudited; however, in the opinion of management of Lexmark International, Inc. (together with its subsidiaries, the "company"), all adjustments (which comprise only normal and recurring accruals) necessary for a fair presentation of the interim financial results have been included. The results for the interim periods are not necessarily indicative of results to be expected for the entire year. These financial statements and notes should be read in conjunction with the company's audited annual consolidated financial statements for the year ended December 31, 2000. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

       Components of and amounts charged against the restructuring accrual as of June 30, 2001 were as follows (Dollars in millions):

                                    Total        Cash        Accrual Balance at
                                   Accrual     Payments        June 30, 2001
       -------------------------------------------------------------------------
       Severance and related costs  $19.3       $(5.9)              $13.4
       Other exit costs               5.0        (3.2)                1.8
       -------------------------------------------------------------------------
              Total                 $24.3       $(9.1)              $15.2
       -------------------------------------------------------------------------



       The $19.3 million accrued restructuring costs for employee separation is associated with approximately 900 employees worldwide primarily in the manufacturing and related support areas. Employee separation benefits include severance, medical and other benefits. As of June 30, 2001, approximately 200 employees have exited the business and received separation benefits.

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

3.     INVENTORIES
       (Dollars in millions)

       Inventories consist of the following:

                                         June 30             December 31
                                           2001                  2000
                                    ----------------      -----------------
       Work in process                  $ 188.1               $ 171.0
       Finished goods                     363.7                 241.3
                                        -------               -------
                                        $ 551.8               $ 412.3
                                        =======               =======

4.     OTHER COMPREHENSIVE EARNINGS (LOSS)
           (Dollars in millions)

       Comprehensive earnings, net of taxes, consists of the following:

                                                      Three Months Ended       Six Months Ended
                                                            June 30                 June 30
                                                      -------------------     -------------------
                                                        2001       2000         2001       2000
       Net earnings                                    $87.1      $84.1        $166.8     $164.3
       Other comprehensive earnings (loss):
           Foreign currency translation adjustment      (2.1)      (6.2)        (10.7)     (12.7)
           Cash flow hedging                             4.0       (9.5)         15.6       (2.4)
           Minimum pension liability adjustment          0.2        -             0.2        1.7
                                                       -----      -----        ------     ------
       Comprehensive earnings                          $89.2      $68.4        $171.9     $150.9
                                                       =====      =====        ======     ======

       Accumulated other comprehensive earnings (loss) consists of the following:

                                                                                    Accumulated
                                                                      Minimum          Other
                                      Translation     Cash Flow       Pension      Comprehensive
                                      Adjustment       Hedges        Liability    Earnings (Loss)
                                      ----------       ------        ---------    ---------------
       Balance, December 31, 2000       $(57.5)        $(13.8)          $(3.6)         $(74.9)
       First quarter 2001 change          (8.6)          11.6             -               3.0
                                        ------         ------           -----          ------
       Balance, March 31, 2001           (66.1)          (2.2)           (3.6)          (71.9)
       Second quarter 2001 change         (2.1)           4.0             0.2             2.1
                                        ------         ------           -----          ------
       Balance, June 30, 2001           $(68.2)        $  1.8           $(3.4)         $(69.8)
                                        ======         ======           =====          ======

5.     EARNINGS PER SHARE (EPS)
       (In millions, except per share amounts)

       The following is a reconciliation of the weighted average shares used in the basic and diluted EPS calculations:

                                             Three Months Ended      Six Months Ended
                                                  June 30                  June 30
                                           -------------------     --------------------
                                             2001       2000         2001        2000

       Net earnings                         $ 87.1      $ 84.1      $166.8      $164.3
                                            ======      ======      ======      ======

       Weighted average shares used
        for basic EPS                        129.2       129.0       128.6       129.0

       Effect of dilutive securities
        Long-term incentive plan               -           0.1         -           0.1
        Stock options                          5.1         6.6         4.9         6.9
                                            ------      ------      ------      ------
       Weighted average shares used
        for diluted EPS                      134.3       135.7       133.5       136.0
                                            ======      ======      ======      ======
       Basic net EPS                        $ 0.67      $ 0.65      $ 1.30      $ 1.27
       Diluted net EPS                      $ 0.65      $ 0.62      $ 1.25      $ 1.21


       Options to purchase an additional 2.0 million and 1.6 million shares of Group's Class A common stock were outstanding at June 30, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share because their effect would be antidilutive.

6.     NEW ACCOUNTING STANDARDS

       In May 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-14, Accounting for Certain Sales Incentives, which provides that some sales incentives should be treated as reductions in revenue and other sales incentives should be classified as cost of sales. In April 2001, the EITF deferred the effective date for this issue to quarters beginning after December 15, 2001. The company is evaluating the effect that this statement may have on its financial position, results of operations and cash flows.

       The EITF has been discussing several issues related to loyalty programs and vendor payments to retailers in connection with the promotion of the vendor's products. EITF 00-22, Accounting for "Points" and Certain Other Time-based or Volume-based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future, addresses loyalty programs that offer awards consisting of the vendor's products or services. In January 2001, a consensus was reached on one of the five issues discussed. The EITF concluded that offers to customers to rebate or refund a specified amount of cash that is redeemable only if the customer meets a specified cumulative level of revenue transactions should be recognized as a reduction of revenue. The effective date for application of this consensus was set for no later than the quarter ending after February 15, 2001. This consensus did not have a material impact on the company's financial position, results of operations or cash flows.

       EITF 00-25, Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products, addresses when consideration paid to a retailer should be classified as a reduction of revenue. In April 2001, a consensus was reached that consideration from a vendor to a purchaser of the vendor's products is presumed to be a reduction in the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue. That presumption can be overcome and the consideration should be characterized as a cost incurred if certain criteria are met. The consensus is effective for annual or interim financial statements beginning after December 15, 2001. The company is evaluating the effect that this statement may have on its financial position, results of operations and cash flows.

       In June 2001, the Financial Accounting Standards Board approved the issuance of Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. SFAS No. 142 states that goodwill should not be amortized, but should be tested for impairment annually at the reporting unit level. All other intangible assets should be amortized over their useful lives. SFAS No. 141 and SFAS No. 142 are effective for companies with fiscal years beginning after December 15, 2001. These statements are not expected to have a material impact on the company's financial position, results of operations or cash flows.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
           (Unaudited)

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES


Results of Operations
---------------------

Consolidated revenue for the three months ended June 30, 2001 was $988 million, an increase of 11% over the same period of 2000. Revenue was adversely affected by weaker foreign currency exchange rates against the U.S. dollar. Revenue growth was 14% for the quarter on a constant currency basis. Total U.S. revenue increased $73 million or 20%, and international revenue, including exports from the U.S., increased $22 million or 4%.

For the six months ended June 30, 2001, consolidated revenue was $1,987 million, an increase of 11% over the same period of 2000. Revenue growth was 15% for the period on a constant currency basis. Total U.S. revenue increased $129 million or 17%, and international revenue, including exports from the U.S., increased $74 million or 7%.

The revenue growth for the three and six months ended June 30, 2001 over the same periods in 2000 was primarily driven by unit volume increases in printers and associated supplies whose revenue increased 13% and 15% for the three and six month periods, respectively. Printer volumes grew at double-digit rates for the first six months of 2001 compared to the same period of 2000. Revenue from sales to all original equipment manufacturers ("OEM") customers for the three and six months ended June 30, 2001 accounted for less than 15% of consolidated revenue with no single OEM customer accounting for more than 5% of total revenue.

Consolidated gross profit was $343 million for the three months ended June 30, 2001, an increase of 11% from the same period of 2000. Gross profit as a percentage of revenue for the second quarter of 2001 increased to 34.7% from 34.5% for the same period in 2000 due to higher sales of associated printer supplies, partially offset by lower hardware margins. For the six months ended June 30, 2001, consolidated gross profit was $677 million, an increase of 9% over the corresponding period of 2000. Gross profit as a percentage of revenue for the six months ended June 30, 2001 decreased to 34.1% from 34.9% for the same period in 2000 primarily due to lower hardware margins and unfavorable currency impact, partially offset by higher sales of associated printer supplies.

Total operating expense increased 14% for the quarter ended June 30, 2001 and increased 12% for the first six months of 2001, compared to the same periods of 2000. Operating expense as a percentage of revenue for the quarter was 22.4% compared to 21.8% for the corresponding period of 2000. Operating expense as a percentage of revenue for the first half of 2001 was 22.0% compared to 21.8% for the same period of 2000. These increases were principally due to higher research and development expense as a percentage of revenue during the second quarter of 2001.

Consolidated operating income was $122 million for the second quarter of 2001, an increase of 7% from the same period of 2000 reflecting higher printer and associated supplies unit sales volumes, partially offset by lower hardware margins and higher research and development expense as a percentage of revenue. For the six months ended June 30, 2001, consolidated operating income increased $6 million to $240 million when compared to the same period of 2000. Higher printer and associated supplies unit sales volumes and lower selling, general and administrative expenses as a percentage of revenue were partially offset by lower hardware margins, unfavorable currency impact and higher research and development expense as a percentage of revenue.

Other non-operating expense increased $4 million for the second quarter of 2001 and $6 million for the first six months of 2001, compared to the same periods of 2000. These increases were primarily due to a benefit from the sale of an investment in the second quarter of 2000.

Net earnings for the second quarter of 2001 were $87 million, up 3% compared to the second quarter of 2000. This increase was primarily due to improved operating income partially offset by an increase in non-operating expense as a result of a gain on the sale of an investment in the second quarter of 2000. The income tax provision was 25.1% of earnings before tax for the second quarter of 2001 as compared to approximately 25.4% in the same period of 2000. The decrease in the effective income tax rate was primarily due to lower income tax rates on manufacturing activities in certain countries.

Basic net earnings per share were $0.67 for the second quarter of 2001 compared to $0.65 in the corresponding period of 2000, an increase of 3%. Diluted net earnings per share were $0.65 for the second quarter of 2001 compared to $0.62 in the comparable period of 2000, an increase of 5%. These increases in basic and diluted net earnings per share primarily resulted from increased earnings before income taxes.

Net earnings for the first half of 2001 were $167 million, an increase of 1% compared to the same period of 2000. The increase was primarily due to a reduction in the tax provision from 28.0% of earnings before tax in 2000 to 26.5% in 2001, offset by slightly lower earnings before income taxes.

Basic net earnings per share were $1.30 for the first six months of 2001 compared to $1.27 in the corresponding period of 2000, an increase of 2%. Diluted net earnings per share were $1.25 for the first six months of 2001 compared to $1.21 in the comparable period of 2000, an increase of 3%. These increases in basic and diluted net earnings per share primarily resulted from lower income tax rates and reduced shares outstanding.


Financial Condition
-------------------

The company's financial position remains strong at June 30, 2001, with working capital of $466 million compared to $265 million at December 31, 2000. At June 30, 2001, the company had outstanding $106 million of short-term debt and $149 million of long-term debt. The debt to total capital ratio was 20% at June 30, 2001 compared to 16% at December 31, 2000. The increase in short-term debt reflects the utilization of the company's revolving credit facility to finance certain capital and operating requirements.

Cash used for operating activities for the six months ended June 30, 2001 was $10 million compared to $211 million cash provided by operating activities for the same period of 2000. The decrease in cash flows from operating activities was primarily due to unfavorable changes in working capital accounts, principally an increase in inventories. Inventories have increased as a result of product transitions, sourcing changes and slowdown in the overall market.

Capital expenditures for the first half of 2001 were $116 million compared to $128 million for the same period of 2000. It is anticipated that capital expenditures for 2001 will be lower than previously estimated and are expected to be between $250 million and $275 million. This decrease primarily reflects a reduction in the amount of capital spending to expand capacity. The 2001 capital expenditures are expected to be funded primarily through cash from operations and short-term debt.

As of June 30, 2001, the company's board of directors had authorized the repurchase of up to $1.0 billion of its Class A common stock. This repurchase authority allows the company at management's discretion to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. No shares have been repurchased during 2001. As of June 30, 2001, the company had repurchased 28,606,928 shares at prices ranging from $10.63 to $105.38 for an aggregate cost of approximately $882 million, leaving approximately $118 million of share repurchase authority.

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

Components of and amounts charged against the restructuring accrual as of June 30, 2001 were as follows (Dollars in millions):

                                   Total        Cash       Accrual Balance at
                                  Accrual     Payments        June 30, 2001
    ------------------------------------------------------------------------
    Severance and related costs    $19.3       $(5.9)             $13.4
    Other exit costs                 5.0        (3.2)               1.8
    ------------------------------------------------------------------------
           Total                   $24.3       $(9.1)             $15.2
    ------------------------------------------------------------------------



The $19.3 million accrued restructuring costs for employee separation is associated with approximately 900 employees worldwide primarily in the manufacturing and related support areas. Employee separation benefits include severance, medical and other benefits. As of June 30, 2001, approximately 200 employees have exited the business and received separation benefits.

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

New Accounting Standards
------------------------

In May 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-14, Accounting for Certain Sales Incentives, which provides that some sales incentives should be treated as reductions in revenue and other sales incentives should be classified as cost of sales. In April 2001, the EITF deferred the effective date for this issue to quarters beginning after December 15, 2001. The company is evaluating the effect that this statement may have on its financial position, results of operations and cash flows.

The EITF has been discussing several issues related to loyalty programs and vendor payments to retailers in connection with the promotion of the vendor's products. EITF 00-22, Accounting for "Points" and Certain Other

Time-based or Volume-based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future, addresses loyalty programs that offer awards consisting of the vendor's products or services. In January 2001, a consensus was reached on one of the five issues discussed. The EITF concluded that offers to customers to rebate or refund a specified amount of cash that is redeemable only if the customer meets a specified cumulative level of revenue transactions should be recognized as a reduction of revenue. The effective date for application of this consensus was no later than the quarter ending after February 15, 2001. This consensus did not have a material impact on the company's financial position, results of operations or cash flows.

EITF 00-25, Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products, addresses when consideration paid to a retailer should be classified as a reduction of revenue. In April 2001, a consensus was reached that consideration from a vendor to a purchaser of the vendor's products is presumed to be a reduction in the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue. That presumption can be overcome and the consideration should be characterized as a cost incurred if certain criteria are met. The consensus is effective for annual or interim financial statements beginning after December 15, 2001. The company is evaluating the effect that this statement may have on its financial position, results of operations and cash flows.

In June 2001, the Financial Accounting Standards Board approved the issuance of Statement of Financial Accounting Standard ("SFAS") No. 141, Business
Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. SFAS No. 142 states that goodwill should not be amortized, but should be tested for impairment annually at the reporting unit level. All other intangible assets should be amortized over their useful lives. SFAS No. 141 and SFAS No. 142 are effective for companies with fiscal years beginning after December 15, 2001. These statements are not expected to have a material impact on the company's financial position, results of operations or cash flows.


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

Interest Rates
--------------

At June 30, 2001, the fair value of the company's senior notes is estimated at $139 million using quoted market prices and yields obtained through independent pricing sources for the same or similar types of borrowing arrangements, taking into consideration the underlying terms of the debt. The carrying value of the senior notes as recorded in the statement of financial position exceeded the fair value at June 30, 2001 by approximately $10 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $6 million at June 30, 2001.

Foreign Currency Exchange Rates
-------------------------------

The company employs a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the company's functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the company is exposed include the euro and other European currencies, the Japanese yen and other Asian and South American currencies. Exposures are hedged with foreign currency forward contracts, put options, and call options with maturity dates of less than eighteen months. The potential loss in fair value at June 30, 2001 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $33 million. This loss would be mitigated by corresponding gains on the underlying exposures.

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

                           Part II. Other Information



Item 4.   Submission of Matters to a Vote of Security Holders

          The information required to be reported for the company's Annual Meeting of Stockholders held April 26, 2001, was previously reported by the company in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               A list of exhibits is set forth in the Exhibit Index found on page 17 of this report.

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

                                         Lexmark International, Inc.
                                         (Registrant)



Date:   August 13, 2001                  By:  /s/ Gary D. Stromquist
        ---------------                     ------------------------
                                         Gary D. Stromquist
                                         Vice President and Corporate Controller
                                         (Chief Accounting Officer)

                                  EXHIBIT INDEX


Exhibits:

10.1 Amendment No. 2 to the Lexmark International Group, Inc. Stock Incentive Plan, as Amended and Restated, dated as of April 26, 2001.

12      Computation of Ratio of Earning to Fixed Charges.