Form 10-Q
period 2001-09-30
LEXMARK INTERNATIONAL INC /KY/
filed 2001-11-13
CIK 1001288

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
(Mark One)
   |X|        For the Quarterly Period Ended September 30, 2001

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The registrant had 129,991,153 shares outstanding (excluding shares held in treasury) of Class A common stock, par value $0.01 per share, as of the close of business on November 1, 2001.

================================================================================

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX




                                                                        Page of
                                                                       Form 10-Q

                                     PART I

 ITEM 1. Financial Statements

         CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (Unaudited)
             THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000....2

         CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION (Unaudited)
             AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000....................3

         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
             NINE MONTHS  ENDED SEPTEMBER 30, 2001 AND 2000....................4

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)....5-8

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
             OPERATIONS AND FINANCIAL CONDITION (Unaudited).................9-14

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........15

                                     PART II

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................16

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.....................................16

                         Part I - Financial Information

Item 1.  Financial Statements

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                     (In Millions, Except Per Share Amounts)
                                   (Unaudited)

                                            Three Months Ended               Nine Months Ended
                                               September 30                     September 30
                                       ------------------------------    ---------------------------
                                           2001             2000              2001          2000
                                           ----             ----              ----          ----
Revenue                                  $1,003.5          $926.6           $2,990.8      $2,711.3
Cost of revenue                             693.7           631.3            2,004.1       1,792.7
                                         --------         -------           --------      --------
         Gross profit                       309.8           295.3              986.7         918.6
                                         --------         -------           --------      --------

Research and development                     58.0            52.8              184.4         159.5
Selling, general and administrative         150.9           144.1              461.6         426.4
                                         --------         -------           --------      --------
         Operating expense                  208.9           196.9              646.0         585.9
                                         --------         -------           --------      --------

         Operating income                   100.9            98.4              340.7         332.7

Interest expense                              3.6             3.7               10.1           9.5
Other                                         2.0             2.9                8.4           3.2
                                         --------         -------           --------      --------

         Earnings before income taxes        95.3            91.8              322.2         320.0

Provision for income taxes                   25.3            25.7               85.4          89.6
                                         --------         -------           --------      --------
         Net earnings                    $   70.0         $  66.1           $  236.8      $  230.4
                                         ========         =======           ========      ========


Net earnings per share:
         Basic                           $   0.54         $  0.52           $   1.83      $   1.79
                                         ========         =======           ========      ========

         Diluted                         $   0.52         $  0.50           $   1.77      $   1.71
                                         ========         =======           ========      ========


Shares used in per share calculation:
         Basic                              130.2           127.7              129.1         128.6
                                         ========         =======           ========      ========

         Diluted                            133.9           133.1              133.6         135.0
                                         ========         =======           ========      ========



See notes to consolidated condensed financial statements.

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                       (In Millions, Except Share Amounts)
                                   (Unaudited)

                                                                                 September 30       December 31
                                                                                     2001              2000
                                                                                --------------     -------------
ASSETS
Current assets:
     Cash and cash equivalents                                                    $   60.1             $   68.5
     Trade receivables, net of allowance of $34.3 in 2001 and $22.2 in 2000          681.2                594.0
     Inventories                                                                     577.9                412.3
     Prepaid expenses and other current assets                                       194.9                168.9
                                                                                  --------             --------
             Total current assets                                                  1,514.1              1,243.7

Property, plant and equipment, net                                                   807.1                730.6
Other assets                                                                         110.5                 98.9
                                                                                  --------             --------
             Total assets                                                         $2,431.7             $2,073.2
                                                                                  ========             ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term debt                                                              $  139.3             $    -
     Accounts payable                                                                372.3                426.1
     Accrued liabilities                                                             491.8                552.9
                                                                                  --------             --------
             Total current liabilities                                             1,003.4                979.0

Long-term debt                                                                       149.0                148.9
Other liabilities                                                                    200.8                168.3
                                                                                  --------             --------
             Total liabilities                                                     1,353.2              1,296.2
                                                                                  --------             --------

Stockholders' equity:
     Preferred stock, $.01 par value, 1,600,000 shares authorized;
       no shares issued and outstanding                                                -                    -
     Common stock, $.01 par value:
             Class A, 900,000,000 shares authorized; 129,743,717 and
              127,086,660 outstanding in 2001 and 2000, respectively                   1.6                  1.6
             Class B, 10,000,000 shares authorized; no shares outstanding              -                    -
     Capital in excess of par                                                        786.6                715.7
     Retained earnings                                                             1,252.2              1,015.7
     Treasury stock, at cost; 28,482,595 and 28,572,272 shares in 2001
       and 2000, respectively                                                       (879.8)              (881.1)
     Accumulated other comprehensive loss                                            (82.1)               (74.9)
                                                                                  --------             --------
             Total stockholders' equity                                            1,078.5                777.0
                                                                                  --------             --------
             Total liabilities and stockholders' equity                           $2,431.7             $2,073.2
                                                                                  ========             ========

See notes to consolidated condensed financial statements.

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (In Millions)
                                   (Unaudited)


                                                                               Nine Months Ended
                                                                                  September 30
                                                                            -----------------------
                                                                               2001          2000
                                                                               ----          ----
Cash flows from operating activities:
   Net earnings                                                               $236.8        $230.4
       Adjustments to reconcile net earnings to net cash
          provided by operating activities:
             Depreciation and amortization                                      84.9          64.8
             Deferred taxes                                                     (3.9)          0.9
             Other                                                               7.3          (8.2)
                                                                              ------        ------
                                                                               325.1         287.9
             Change in assets and liabilities:
               Trade receivables                                               (37.2)        (38.5)
               Trade receivables program                                       (50.0)          5.0
               Inventories                                                    (165.6)        (11.4)
               Accounts payable                                                (53.8)         16.5
               Accrued liabilities                                             (61.1)         17.8
               Tax benefits from employee stock options                         42.1          50.1
               Other assets and liabilities                                     (2.2)        (57.3)
                                                                              ------        ------
                 Net cash (used for) provided by operating activities           (2.7)        270.1
                                                                              ------        ------

Cash flows from investing activities:
   Purchases of property, plant and equipment                                 (169.6)       (193.2)
   Other                                                                        (0.3)         (0.9)
                                                                              ------        ------
                 Net cash used for investing activities                       (169.9)       (194.1)
                                                                              ------        ------

Cash flows from financing activities:
   Increase in short-term debt                                                 139.3          80.3
   Issuance of treasury stock                                                    1.2           -
   Purchase of treasury stock                                                    -          (199.7)
   Proceeds from employee stock plans                                           24.1          20.4
                                                                              ------        ------
                 Net cash provided by (used for) financing activities          164.6         (99.0)
                                                                              ------        ------

Effect of exchange rate changes on cash                                         (0.4)         (2.2)
                                                                              ------        ------

Net decrease in cash and cash equivalents                                       (8.4)        (25.2)
Cash and cash equivalents - beginning of period                                 68.5          93.9
                                                                              ------        ------

Cash and cash equivalents - end of period                                     $ 60.1        $ 68.7
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

2.     RESTRUCTURING AND RELATED CHARGES

       In October 2000, Lexmark's management and board of directors approved a plan to restructure its worldwide operations (the "2000 restructuring"). The 2000 restructuring plan involves relocating manufacturing, primarily laser printers, to Mexico and China, and reductions in associated support infrastructure. Restructuring and related charges of $41.3 million ($29.7 million, net of tax) were expensed during the fourth quarter of 2000. These charges were comprised of $24.3 million of accrued restructuring costs related to separation and other exit costs, $10.0 million related to asset impairment charges and $7.0 million associated with a pension curtailment loss to recognize a change in the company's projected benefit obligation associated with the employee separations.

       Components of and amounts charged against the 2000 restructuring accrual as of September 30, 2001 were as follows (Dollars in millions):

                                   Total        Cash        Accrual Balance at
                                  Accrual     Payments      September 30, 2001
-------------------------------- ---------- -------------- ---------------------
Severance and related costs        $19.3     $  (8.5)              $10.8
Other exit costs                     5.0        (4.4)                0.6
-------------------------------- ---------- -------------- ---------------------
       Total                       $24.3      $(12.9)              $11.4
--------------------------------------------------------------------------------



       The $19.3 million accrued restructuring costs for employee separation is associated with approximately 900 employees worldwide, primarily in the manufacturing and related support areas. Employee separation benefits include severance, medical and other benefits. As of September 30, 2001, approximately 650 employees have exited the business and received separation benefits.

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

       In total, the company expects the 2000 restructuring pre-tax charge of $41.3 million to result in cash payments of $24.3 million and non-cash charges of $17.0 million. The cash payments are primarily for employee separations and other exit costs. There have been no material changes to the plan since its announcement in

       October 2000. Charges against the 2000 restructuring accrual are expected to be substantially completed during 2001.

3.     INVENTORIES
          (Dollars in millions)

       Inventories consist of the following:

                                           September 30           December 31
                                               2001                   2000
                                          --------------         --------------
       Work in process                         $202.0                $171.0
       Finished goods                           375.9                 241.3
                                               ------                ------
                                               $577.9                $412.3
                                               ======                ======

4.    OTHER COMPREHENSIVE EARNINGS (LOSS)
           (Dollars in millions)

      Comprehensive earnings, net of taxes, consists of the following:

                                                          Three Months Ended       Nine Months Ended
                                                             September 30             September 30
                                                        ----------------------  -----------------------
                                                         2001            2000    2001             2000
                                                         ----            ----    ----             ----
      Net earnings                                      $70.0           $66.1   $236.8           $230.4
      Other comprehensive earnings (loss):
          Foreign currency translation adjustment         5.7            (9.3)    (5.0)           (22.0)
          Cash flow hedging, net of reclassifications   (17.9)            8.1     (2.3)             5.7
          Minimum pension liability adjustment           (0.1)            0.1      0.1              1.8
                                                        -----           -----   ------           ------
      Comprehensive earnings                            $57.7           $65.0   $229.6           $215.9
                                                        =====           =====   ======           ======


       Accumulated other comprehensive earnings (loss) consists of the following:

                                                                                 Accumulated
                                                                    Minimum         Other
                                   Translation     Cash Flow        Pension     Comprehensive
                                   Adjustment        Hedges        Liability    Earnings (Loss)
                                   ----------        ------        ---------    --------------
      Balance, December 31, 2000     $(57.5)         $(13.8)         $(3.6)         $(74.9)
      First quarter 2001 change        (8.6)           11.6            -               3.0
                                     ------          ------          -----          ------
      Balance, March 31, 2001         (66.1)           (2.2)          (3.6)          (71.9)
      Second quarter 2001 change       (2.1)            4.0            0.2             2.1
                                     ------          ------          -----          ------
      Balance, June 30, 2001          (68.2)            1.8           (3.4)          (69.8)
      Third quarter 2001 change         5.7           (17.9)          (0.1)          (12.3)
                                     ------          ------          -----          ------
      Balance, September 30, 2001    $(62.5)         $(16.1)         $(3.5)         $(82.1)
                                     ======          ======          =====          ======

5.     EARNINGS PER SHARE (EPS)
       (In millions, except per share amounts)

       The following is a reconciliation of the weighted average shares used in the basic and diluted EPS calculations:

                                     Three Months Ended             Nine Months Ended
                                        September 30                   September 30
                                     ------------------             -------------------
                                      2001        2000                2001       2000
                                      ----        ----                ----       ----

      Net earnings                    $70.0      $66.1              $236.8     $230.4
                                      =====      =====              ======     ======

      Weighted average shares used
        for basic EPS                 130.2      127.7               129.1      128.6

      Effect of dilutive securities
        Long-term incentive plan        -          0.1                 -          0.1
        Stock options                   3.7        5.3                 4.5        6.3
                                      -----     ------              ------     ------

      Weighted average shares used
        for diluted EPS               133.9      133.1               133.6      135.0
                                      =====      =====              ======     ======

      Basic net EPS                   $0.54      $0.52              $1.83       $1.79
      Diluted net EPS                 $0.52      $0.50              $1.77       $1.71


       Options to purchase an additional 3.9 million and 2.4 million shares of Class A common stock for the three month periods and 1.9 million and 1.6 million shares for the nine month periods ended September 30, 2001 and 2000, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would be antidilutive.

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

       The EITF has discussed several issues related to loyalty programs and vendor payments to retailers in connection with the promotion of the vendor's products. EITF 00-22, Accounting for "Points" and Certain Other Time-based or Volume-based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future, addresses loyalty programs that offer awards consisting of the vendor's products or services. In January 2001, a consensus was reached on one of the five issues discussed. The EITF concluded that offers to customers to rebate or refund a specified amount of cash that is redeemable only if the customer meets a specified cumulative level of revenue transactions should be recognized as a reduction of revenue. The effective date for application of this consensus was set for no later than the quarter ending after February 15, 2001. This consensus did not have a material impact on the company's financial position, results of operations or cash flows.

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

       In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after September 30, 2001 be accounted for using the purchase method of accounting. SFAS No. 142 states that goodwill should not be amortized, but should be tested for impairment annually at the reporting unit level. All other intangible assets should be amortized over their useful lives. SFAS No. 141 and SFAS No. 142 are effective for companies with fiscal years beginning after December 15, 2001. These statements are not expected to have a material impact on the company's financial position, results of operations or cash flows.

       In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The company is evaluating the effect that this statement may have on its financial position, results of operations and cash flows.


7.     SUBSEQUENT EVENTS

       In October 2001, the company entered into a new agreement to sell its U.S. trade receivables on a limited recourse basis. The new agreement increases the maximum amount of financing available to $225 million. This facility contains customary affirmative and negative covenants as well as specific provisions related to the quality of the accounts receivable balances. The facility expires in October 2004, but requires annual renewal of commitments in October 2002 and 2003. The risk the company bears from bad debt losses on U.S. trade receivables sold is retained by the company. The company addresses this risk of loss in its allowance for doubtful accounts. Receivables sold exclude certain balances such as amounts over 90 days past due or concentrations over certain limits with any one customer.

       On October 22, 2001, the company announced that a restructuring plan is being developed which will include a reduction in its global workforce of up to 12 percent. This plan will result in fourth-quarter 2001 pre-tax charges of $100-120 million, with an impact on diluted net earnings per share of 54 to 65 cents. The restructuring plan will provide for a reduction in infrastructure and overhead expenses, a reduction in capacity for certain inkjet printers, and the closure of an electronic card facility in Reynosa, Mexico. Included in the proposed restructuring plan is the separation of up to 1,600 employees, associated pension costs, and other related expenses.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
              (Unaudited)

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES


Results of Operations
---------------------

Consolidated revenue for the three months ended September 30, 2001 was $1,004 million, an increase of 8% over the same period of 2000. Revenue was adversely affected by weaker foreign currency exchange rates against the U.S. dollar. Revenue growth was 9% for the quarter on a constant currency basis. Total U.S. revenue increased $45 million or 10%, and international revenue, including exports from the U.S., increased $32 million or 7%.

For the nine months ended September 30, 2001, consolidated revenue was $2,991 million, an increase of 10% over the same period of 2000. Revenue growth was 13% for the period on a constant currency basis. Total U.S. revenue increased $173 million or 15%, and international revenue, including exports from the U.S., increased $107 million or 7%.

The revenue growth for the three and nine months ended September 30, 2001 over the same periods in 2000 was primarily driven by unit volume increases in printers and associated supplies whose revenue increased 11% and 13% for the three and nine month periods, respectively. Revenue from sales to all original equipment manufacturer ("OEM") customers for the three and nine months ended September 30, 2001 accounted for less than 10% of consolidated revenue with no single OEM customer accounting for more than 5% of total revenue.

Consolidated gross profit was $310 million for the three months ended September 30, 2001, an increase of 5% from the same period of 2000. For the nine months ended September 30, 2001, consolidated gross profit was $987 million, an increase of 7% over the corresponding period of 2000. Gross profit as a percentage of revenue for the third quarter of 2001 decreased to 30.9% from 31.9% for the same period in 2000. Gross profit as a percentage of revenue for the nine months ended September 30, 2001 decreased to 33.0% from 33.9% for the same period in 2000. These decreases were primarily due to lower margins on printer hardware, somewhat offset by a favorable mix shift to supplies.

Total operating expense increased 6% for the quarter ended September 30, 2001 and increased 10% for the first nine months of 2001, compared to the same periods of 2000. Operating expense as a percentage of revenue for the quarter was 20.8% compared to 21.2% for the corresponding period of 2000. This decrease was primarily due to lower selling, general and administrative expenses as a percentage of revenue during the third quarter of 2001. Operating expense as a percentage of revenue was 21.6% for the first nine months of both 2001 and 2000. Higher research and development expenses as a percentage of revenue in the second quarter of 2001 were offset by lower selling, general and administrative expenses as a percentage of revenue in the third quarter of 2001.

Consolidated operating income was $101 million for the third quarter of 2001, an increase of 3% from the same period of 2000 reflecting higher printer and associated supplies unit sales volumes and lower selling, general and administrative expenses as a percentage of revenue, partially offset by lower margins on printer hardware. For the nine months ended September 30, 2001, consolidated operating income increased $8 million, or 2%, to $341 million when compared to the same period of 2000. Higher printer and associated supplies unit sales volumes and lower selling, general and administrative expenses as a percentage of revenue were partially offset by lower margins on printer hardware and higher research and development expense as a percentage of revenue.

Other non-operating expense increased $5 million for the first nine months of 2001, compared to the same period of 2000. This increase was primarily due to a benefit from the sale of an investment in the second quarter of 2000.

Net earnings for the third quarter of 2001 were $70 million, up 6% compared to the third quarter of 2000. This increase was primarily due to improved operating income. The income tax provision was 26.5% of earnings before tax for the third quarter of 2001 as compared to approximately 28.0% in the same period of 2000. The decrease in the effective income tax rate was primarily due to lower income tax rates on manufacturing activities in certain countries.

Basic net earnings per share were $0.54 for the third quarter of 2001 compared to $0.52 in the corresponding period of 2000, an increase of 4%. Diluted net earnings per share were $0.52 for the third quarter of 2001 compared to $0.50 in the comparable period of 2000, an increase of 5%. These increases in basic and diluted net earnings per share primarily resulted from increased earnings before income taxes.

Net earnings for the first nine months of 2001 were $237 million, an increase of 3% compared to the same period of 2000. The increase was primarily due to a reduction in the tax provision from 28.0% of earnings before tax in 2000 to 26.5% in 2001, and slightly higher earnings before income taxes.

Basic net earnings per share were $1.83 for the first nine months of 2001 compared to $1.79 in the corresponding period of 2000, an increase of 2%. Diluted net earnings per share were $1.77 for the first nine months of 2001 compared to $1.71 in the comparable period of 2000, an increase of 4%. These increases in basic and diluted net earnings per share primarily resulted from lower income tax rates and fewer shares outstanding on a diluted basis.


Financial Condition
-------------------

The company's financial position remains strong at September 30, 2001, with a debt to total capital ratio of 21% compared to 16% at December 31, 2000. Working capital at September 30, 2001 was $511 million compared to $265 million at December 31, 2000. At September 30, 2001, the company had outstanding $139 million of short-term debt and $149 million of long-term debt compared to no short-term debt and $149 million of long-term debt at December 31, 2000. The company had also sold $120 million of its U.S. trade receivables at September 30, 2001 compared to $170 million at December 31, 2000. The net increase in short-term debt and trade receivables financing program reflects the utilization of the company's revolving credit facility to finance certain capital and operating requirements.

In October 2001, the company entered into a new agreement to sell its U.S. trade receivables on a limited recourse basis. The new agreement increases the maximum amount of financing available to $225 million. This facility contains customary affirmative and negative covenants as well as specific provisions related to the quality of the accounts receivable balances. The facility expires in October 2004, but requires annual renewal of commitments in October 2002 and 2003. The risk the company bears from bad debt losses on U.S. trade receivables sold is retained by the company. The company addresses this risk of loss in its allowance for doubtful accounts. Receivables sold exclude certain balances such as amounts over 90 days past due or concentrations over certain limits with any one customer.

Cash used for operating activities for the nine months ended September 30, 2001 was $3 million compared to $270 million cash provided by operating activities for the same period of 2000. The decrease in cash flows from operating activities was primarily due to unfavorable changes in working capital accounts, principally an increase in inventories. Inventories have increased as a result of product transitions, sourcing changes and slowdown in the overall market. The company increased its inventory reserves in the third quarter of 2001 to cover end-of-life product transitions and lower-of-cost-or-market exposures, including losses related to adverse purchase commitments.

Capital expenditures for the nine months of 2001 were $170 million compared to $193 million for the same period of 2000. It is anticipated that capital expenditures for 2001 will be lower than previously estimated and are expected to be between $225 million and $250 million. This decrease primarily reflects a reduction in the amount of capital spending to expand capacity. The 2001 capital expenditures are expected to be funded primarily through cash from operations, and utilization of the company's trade receivables financing program.

As of September 30, 2001, the company's board of directors had authorized the repurchase of up to $1.0 billion of its Class A common stock. This repurchase authority allows the company at management's discretion to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. No shares have been repurchased during 2001. As of September 30, 2001, the company had repurchased 28,606,928 shares at prices ranging from $10.63 to $105.38 for an aggregate cost of approximately $882 million, leaving approximately $118 million of share repurchase authority.

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

Restructuring and related charges
---------------------------------

On October 22, 2001, the company announced that a restructuring plan is being developed which will include a reduction in its global workforce of up to 12 percent. This plan will result in fourth-quarter 2001 pre-tax charges of $100-120 million, with an impact on diluted net earnings per share of 54 to 65 cents. The restructuring plan will provide for a reduction in infrastructure and overhead expenses, a reduction in capacity for certain inkjet printers, and the closure of an electronic card facility in Reynosa, Mexico. Included in the proposed restructuring plan is the separation of up to 1,600 employees, associated pension costs, and other related expenses. Annual savings from the restructuring should approximate $50-60 million, with about $35-45 million being achieved in 2002.

In October 2000, Lexmark's management and board of directors approved a plan to restructure its worldwide operations (the "2000 restructuring"). The 2000 restructuring plan involves relocating manufacturing, primarily laser printers, to Mexico and China, and reductions in associated support infrastructure. Restructuring and related charges of $41.3 million ($29.7 million, net of tax) were expensed during the fourth quarter of 2000. These charges were comprised of $24.3 million of accrued restructuring costs related to separation and other exit costs, $10.0 million related to asset impairment charges and $7.0 million associated with a pension curtailment loss to recognize a change in the company's projected benefit obligation associated with the employee separations.

Components of and amounts charged against the 2000 restructuring accrual as of September 30, 2001 were as follows (Dollars in millions):

                              Total        Cash      Accrual Balance at
                             Accrual     Payments    September 30, 2001
--------------------------- ---------- ------------- --------------------
Severance and related costs   $19.3     $  (8.5)             $10.8
Other exit costs                5.0        (4.4)               0.6
--------------------------- ---------- ------------- --------------------
       Total                  $24.3      $(12.9)             $11.4
-------------------------------------------------------------------------



The $19.3 million accrued restructuring costs for employee separation is associated with approximately 900 employees worldwide, primarily in the manufacturing and related support areas. Employee separation benefits include severance, medical and other benefits. As of September 30, 2001, approximately 650 employees have exited the business and received separation benefits.

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

In total, the company expects the 2000 restructuring pre-tax charge of $41.3 million to result in cash payments of $24.3 million and non-cash charges of $17.0 million. The cash payments are primarily for employee separations and other exit costs. Lexmark expects to substantially complete these restructuring initiatives during 2001. Annual savings from this restructuring should approximate $100 million by 2002, and will be utilized to strengthen the company's competitive position.

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

The EITF has discussed several issues related to loyalty programs and vendor payments to retailers in connection with the promotion of the vendor's products. EITF 00-22, Accounting for "Points" and Certain Other Time-based or Volume-based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future, addresses loyalty programs that offer awards consisting of the vendor's products or services. In January 2001, a consensus was reached on one of the five issues discussed. The EITF concluded that offers to customers to rebate or refund a specified amount of cash that is redeemable only if the customer meets a specified cumulative level of revenue transactions should be recognized as a reduction of revenue. The effective date for application of this consensus was no later than the quarter ending after February 15, 2001. This consensus did not have a material impact on the company's financial position, results of operations or cash flows.

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

In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statement of Financial Accounting Standard ("SFAS") No. 141,
Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after September 30, 2001 be accounted for using the purchase method of accounting. SFAS No. 142 states that goodwill should not be amortized, but should be tested for impairment annually at the reporting unit level. All other intangible assets should be amortized over their useful lives. SFAS No. 141 and SFAS No. 142 are effective for companies with fiscal years beginning after December 15, 2001. These statements are not expected to have a material impact on the company's financial position, results of operations or cash flows.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The company is evaluating the effect that this statement may have on its financial position, results of operations and cash flows.


Factors That May Affect Future Results and Information Concerning Forward
-------------------------------------------------------------------------
- Looking Statements
--------------------

Statements contained in this report which are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the company. There can be no assurance that future developments affecting the company will be those anticipated by management, and there are a number of factors that could adversely affect the company's future operating results or cause the company's actual results to differ materially from the estimates or expectations reflected in such forward-looking statements, including without limitation, the factors set forth below:

o Deteriorating global economic conditions may adversely impact the company's future operating results. Since the second quarter of 2001, the company has experienced weakening markets for its products. Continued softness in these markets and uncertainty about the timing and extent of the global economic downturn by both corporate and consumer purchasers of the company's products could result in lower demand for the company's products.

o Terrorist attacks, such as those that took place in the United States on September 11, 2001, and the potential for future terrorist attacks have created many political and economic uncertainties, some of which may affect the company's future operating results. Future terrorist attacks, the national and international responses to such attacks, and other acts of war or hostility may affect the company's facilities, employees, suppliers, customers, transportation networks and supply chains, or may affect the company in ways that are not capable of being predicted presently.

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

o The company's performance depends in part upon its ability to successfully forecast the timing and extent of customer demand and manage worldwide distribution and inventory levels to support the demand of its customers, and to address production and supply constraints, particularly delays in the supply of key components necessary for production, which may result in the company incurring additional costs to meet customer demand. The company's future operating results and its ability to effectively grow or maintain its market share may be adversely affected if it is unable to address these issues on a timely basis.

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

o Factors unrelated to the company's operating performance, including the loss of significant customers, manufacturing partners or suppliers; the outcome of pending and future litigation or governmental proceedings; and the ability to retain and attract key personnel, could also adversely affect the company's operating results. In addition, the company's stock price, like that of other technology companies, can be volatile. Trading activity in the company's common stock, particularly the trading of large blocks and interday trading in the company's common stock, may affect the company's common stock price.

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

Interest Rates
--------------

At September 30, 2001, the fair value of the company's senior notes is estimated at $144 million using quoted market prices and yields obtained through independent pricing sources for the same or similar types of borrowing arrangements, taking into consideration the underlying terms of the debt. The carrying value of the senior notes as recorded in the statement of financial position exceeded the fair value at September 30, 2001 by approximately $5 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $6 million at September 30, 2001.

Foreign Currency Exchange Rates
-------------------------------

The company employs a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the company's functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the company is exposed include the euro and other European currencies, the Japanese yen and other Asian and South American currencies. Exposures are hedged with foreign currency forward contracts, put options, and call options with maturity dates of less than eighteen months. The potential loss in fair value at September 30, 2001 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $39 million. This loss would be mitigated by corresponding gains on the underlying exposures.

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

                           Part II. Other Information



Item 4. Submission of Matters to a Vote of Security Holders

        None.


Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits:

            A list of exhibits is set forth in the Exhibit Index found on page 18 of this report.

        (b) Reports on Form 8-K:

            A Current Report on Form 8-K dated September 4, 2001 was filed by the company with the Securities and Exchange Commission to provide Regulation FD Disclosure information.

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

                                  Lexmark International, Inc.
                                  (Registrant)



Date: November 13, 2001            By:  /s/ Gary D. Stromquist
      -----------------            ---------------------------
                                  Gary D. Stromquist
                                  Vice President and Corporate Controller
                                  (Chief Accounting Officer)

                                  EXHIBIT INDEX


Exhibits:

3     Amendment No. 1 to company By-Laws as Amended and Restated June 22,
      2000.

10.1 Receivables Purchase Agreement, dated as of October 22, 2001, by and among Lexmark Receivables Corporation ("LRC"), as Seller, CIESCO L.P., as Investor, Citibank, N.A., Citicorp North America, Inc., as Agent, and the company, as Collection Agent and Originator.

10.2 Purchase and Contribution Agreement, dated as of October 22, 2001, by and between the company, as Seller, and LRC, as Purchaser.

10.3 Third Amendment to Credit Agreement, dated as of October 15, 2001, by and among the company, as Borrower, the Lenders party thereto, Fleet National Bank, as Documentation Agent, Morgan Guaranty Trust Company of New York, as Syndication Agent, and The Chase Manhattan Bank, as Administrative Agent.

12    Computation of Ratio of Earning to Fixed Charges.