Form 10-K
period 2001-12-31
LEXMARK INTERNATIONAL INC /KY/
filed 2002-03-19
CIK 1001288

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

As of March 8, 2002, there were outstanding 129,493,036 shares (excluding shares held in treasury) of the registrant's Class A common stock, par value $.01, which is the only class of voting common stock of the registrant, and there were no shares outstanding of the registrant's Class B common stock, par value $.01. As of that date, the aggregate market value of the shares of voting common stock held by non-affiliates of the registrant (based on the closing price for the Class A common stock on the New York Stock Exchange on March 8, 2002) was approximately $7,501,926,133.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the company's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, is incorporated by reference in Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

                                   FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                                                         PAGE OF
                                                                        FORM 10-K
                                                                        ---------
                                PART I

Item 1.   BUSINESS....................................................      1

Item 2.   PROPERTIES..................................................     11

Item 3.   LEGAL PROCEEDINGS...........................................     11

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     12

                               PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.......................................     12

Item 6.   SELECTED FINANCIAL DATA.....................................     13

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.................................     14

Item 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK..     26

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................     28

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE..................................     57

                               PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........     57

Item 11.  EXECUTIVE COMPENSATION......................................     57

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT................................................     57

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............     57

                               PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
            8-K.......................................................     58

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

Lexmark is a leading developer, manufacturer and supplier of printing solutions -- including laser and inkjet printers, multifunction products, associated supplies and services -- for offices and homes. Lexmark develops and owns most of the technology for its laser and color inkjet printers and associated supplies, and that differentiates the company from a number of its major competitors, including Hewlett Packard ("HP"), which purchases its laser engines and cartridges from a third party. Lexmark also sells dot matrix printers for printing single and multi-part forms by business users and develops, manufactures and markets a broad line of other office imaging products. The company operates in the office products industry segment.

Revenue derived from international sales, including exports from the United States, make up more than half of the company's consolidated revenue with Europe accounting for approximately two-thirds of international sales. Lexmark's products are sold in over 150 countries in North and South America, Europe, the Middle East, Africa, Asia, the Pacific Rim and the Caribbean. Currency translation has significantly affected international revenue and cost of revenue. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations -- Effect of Currency Exchange Rates and Exchange Rate Risk Management for more information. As the company's international operations continue to grow, additional management attention will be required to focus on the operation and expansion of the company's global business and to manage the cultural, language and legal differences inherent in international operations. A summary of the company's revenue and long-lived assets by geographic area is found on page 52 of this Annual Report on Form 10-K.

MARKET OVERVIEW

In 2001, estimated industry-wide revenue for printer hardware and associated supplies in the 1-50 pages per minute ("ppm") speed category, including monochrome (black) and color laser, inkjet and dot matrix printers, exceeded $40 billion. Lexmark management believes that industry revenue was flat or declined slightly in 2001, due to difficult economic conditions. Industry analysts estimate that the market will in the aggregate experience modest growth through 2005. Management also believes that the total printer output opportunity will expand as copiers and

---------------

Certain information contained in the "Market Overview" section has been obtained from industry sources. Data available from industry analysts varies widely among sources. The company bases its analysis of market trends on the data available from several different industry analysts.

fax machines shift from being standalone analog devices to being part of multifunction printers. With the integration of print/copy/fax, traditional copy and fax pages are now becoming part of the total printing opportunity. Management believes that this shift should favor companies like Lexmark based on its experience in providing industry leading network printing solutions and multifunction printers.

The laser printer market can be divided into two major categories -- shared workgroup printers, which are typically attached directly to networks, and lower priced desktop printers attached to PCs or small workgroup networks. The shared workgroup printers include all color and monochrome laser printers that are easily upgraded to include additional input and output capacity and may include high performance internal network adapters. Most shared workgroup printers also have sophisticated network management software tools. Based on industry data, within the overall laser printer market, Lexmark has gained market share over the past five years and it is currently second in the market. In the shared workgroup market, which is dominated by HP, Lexmark management believes that Lexmark is also second in worldwide market share with more than twice the market share of the next nearest competitor. In the lower priced desktop laser printer category, Lexmark was one of the top three vendors in 2001. Management believes the company has recently strengthened its market share position in the lower priced desktop laser category.

Laser printer unit growth in recent years has generally exceeded the growth rate of laser printer revenue due to unit growth in lower priced desktop laser printers and unit price pressure and management believes this trend will continue. This pricing pressure is partially offset by the tendency for customers in the shared workgroup laser market to add optional features including network adapters, additional memory, paper handling and multifunction capabilities.

Management believes that some business users may choose inkjet printers as a lower priced alternative or supplement to laser printers for personal desktop use. The consumer printer market today consists almost entirely of color inkjet printers. Based on industry data, over the last three years the company's unit market share has doubled to approximately 20%. Management believes the inkjet market, including multifunction printers, was flat or slightly declined in 2001. However, Lexmark's unit volumes grew slightly in 2001. Growth in color inkjet printer revenue has been slower than unit growth due to pricing pressure, which management expects to continue. The greater affordability of color inkjet printers as well as the growth in the inkjet-based multifunction devices (all-in-one printers) have been important factors in the growth of this market.

The Internet is positively impacting Lexmark's business in several ways. Management believes that as more information is available over the Internet, and new products are being developed to access it, more of the information from the Internet is being printed. This is especially beneficial for printer and supplies manufacturers since so much of the Internet content is rich in color and graphics. The Internet also allows Lexmark to communicate with and provide support to customers in new and more valuable ways in addition to reducing costs through achieving operational efficiencies.

The markets for dot matrix printers and most of the company's other office imaging products, including supplies for select IBM branded printers, aftermarket supplies for original equipment manufacturer ("OEM") products, and typewriters continue to decline.

STRATEGY

Lexmark's strategy is based on a business model of building an installed base of printers that will then generate demand for Lexmark's printer supplies and services. Lexmark is executing a three-pronged strategy in implementing its business model. First, the company is pursuing an increased share of printing solutions in the corporate and consumer markets. Second, Lexmark is using its technological leadership to maintain a competitive difference in its printers, supplies, software and services. Third, the company uses a differentiated marketing and sales approach.

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

For the corporate customer, Lexmark continues to offer an array of advanced laser printing solutions with superior features and functions at competitive prices. The company believes that it is well-positioned to take advantage of the potential growth in demand for network attached printers due to its development and ownership of all key hardware and software technology components, including network connectivity, management tools and work flow enhancement solutions. Lexmark continually focuses on creating industry-wide standards for laser printer performance and enhancing its laser printers to function efficiently in a networked environment and provide significant flexibility and manageability to the network administrator.

The company's consumer market strategy is to generate demand for Lexmark color inkjet printers by offering high-quality, competitively-priced products to consumers and businesses through retail and OEM channels. The company expects that product improvements in this market will result in faster printing and better print quality and it continues to develop its own technology to meet these customer needs. The company continues to support all the major PC operating systems such as Windows, Mac O/S and Linux. The company continues to take advantage of the operating systems and increasing computing power of the PC to drive printing functions and to produce a product that is easier to use. Lexmark believes that its core product offerings in this market, including the "Z" and "X" families of color inkjet printers, will also permit it to build brand recognition in the retail channels. The company recognized early on that as PC prices fell below $1,000 there was a need for high-quality, low-priced printers that retailers could bundle with the PCs. Lexmark has aggressively reduced costs while pushing the performance and features of higher-end color inkjets into this sub-$100 segment.

Because of Lexmark's exclusive focus on printing solutions, the company has successfully advanced a strategy of forming alliances and OEM arrangements with more than fifteen companies, including Dell, IBM and Samsung. The entrance of a competitor that is also exclusively focused on printing solutions could have a material adverse impact on the company's strategy and financial results.

The company's strategy for dot matrix printers and other office imaging products is to continue to offer high-quality products while managing cost to maximize cash flow and profit.

PRODUCTS

Business Products

In 2001, the company introduced a wide range of new monochrome and color business printers, multifunction printers, and associated features, application solutions, and software upgrades. The new monochrome laser printers begin at the high end with the wide format W820. At 45 ppm, the W820 is the fastest printer ever introduced by Lexmark and is supported with an array of paper handling and finishing options that make it well suited for departmental printing needs. The T622 and T620 monochrome laser printers at 40 and 30 ppm, respectively, are designed to support large and medium workgroups and have optional paper input and output features, including a new stapler and offset stacker. The T522 and T520 monochrome laser printers at 25 and 20 ppm, respectively, are designed to support medium and small workgroups. For the small workgroup and personal segments, the company introduced the E322, E320, and E210 monochrome laser printers at 16, 16, and 12 ppm, respectively.

The new color printers introduced in 2001 include the C910 and C750, both with single pass technology. The C910 prints both monochrome and color pages at 28 ppm and supports printing on tabloid size paper. The C750 is the first Lexmark color laser printer to feature the company's internally developed color laser technology. The C750 prints both monochrome and color pages at 20 ppm. At the time of their introduction, both printers set new industry standards for price per rated speed in their respective categories. The company also introduced the C720, a color laser printer that prints at 24 ppm in monochrome and six ppm in color.

The new multifunction printers introduced in 2001 include the X820e, X522, X520, and X720. Multifunction options were also provided for the T620 and T622. Each of these products provide print/copy/fax/scan capability. The X820e comes with an intuitive touch screen display and the ability to integrate with corporate directories and leverage existing network security to regulate access. These characteristics make it very easy for X820e users to scan paper documents and fax or e-mail them. The company also introduced enhancements to its document routing software, the Lexmark Document Distributor, which enables customers to increase productivity and streamline business processes.

An enhanced version of MarkVision Professional, Lexmark's print management software that provides remote configuration, monitoring, and problem resolution of network print devices, was also introduced. The company introduced new application solution cards that support web, bar code, and IPDS printing for the new T52x, T62x and W820 printers. In addition, the company introduced the new MarkNet N2003fx internal print servers to move its Lexmark C, M, T, and W families of printers into the next generation of connectivity technology by providing a fiber solution.

Inkjet Printers

During 2001, the company introduced the third generation "Z" family of color inkjet printers. The six models in this family offer up to 2,400 x 1,200 dpi at speeds ranging from eight to sixteen ppm in black and five to eight ppm in color and all feature the Accu-Feed paper handling system. In 2001, the company also introduced the new "X" series of all-in-one printers, all of which provide print, scan and copy capabilities. The X63 also provides standalone faxing capabilities. The Lexmark "X" series products have redefined the multifunction category by offering cutting edge technology at consumer-friendly prices.

Dot Matrix Printers

The company continues to market five dot matrix printer models for customers who print a large volume of multi-part forms.

Supplies

The company designs, manufactures, and distributes a variety of cartridges and other supplies for use in its installed base of laser, inkjet, and dot matrix printers. Lexmark is currently the exclusive source for new printer cartridges for the printers it manufactures. The company's revenue and profit growth from its supplies business is directly linked to the company's ability to increase the installed base of its laser and inkjet printers and customer usage of those printers. The company also offers a broad range of other office imaging products, including typewriter products with the IBM logo, and other OEM printers, using both impact and non-impact technology.

Service and Support

For the company's printer products, a warranty period of at least one year is included, and customers typically have the option to purchase an extended warranty. The warranties generally include a toll-free technical support service as well as on-line support via the Internet.

MARKETING AND DISTRIBUTION

The company markets and distributes its corporate customer printers primarily through its well-established distributor network, which includes such distributors as Ingram Micro, Tech Data, Arrow, Synnex, Computer 2000 and Northamber. The company's products are also sold through solution providers, who offer custom solutions to specific markets. In addition to its distributors and reseller networks, the company employs large account sales and marketing teams whose mission is to generate demand for Lexmark printing solutions primarily among large corporations as well as the public sector. Sales and marketing teams have focused on industry segments such as financial services, retail/pharmacy, manufacturing, government, education and health care. Those teams, in conjunction with the company's development and manufacturing teams, are able to customize printing solutions to meet customer specifications for printing electronic forms, media handling, duplex printing and other document workflow solutions.

The company distributes its color inkjet printers primarily through more than 15,000 retail outlets worldwide including office superstores such as Staples, Office Depot and OfficeMax, computer superstores such as CompUSA, and consumer electronics stores such as Best Buy and Circuit City. The company also distributes its color inkjet printers to other large chains such as Wal-Mart and Target and to overseas stores such as Dixon's, Carrefour, Harvey Norman, T-Zone, Musimundo and Vobis.

The company also sells its printers through alliances and OEM arrangements with more than fifteen companies, including Dell, IBM and Samsung.

Lexmark's Internet website enables customers to purchase the company's products and services directly. It also provides important information regarding the company's hardware and supplies products, services and technical support, as well as reseller locations in various countries. Lexmark is using the power of the Internet as it expands its business-to-business and business-to-consumer markets.

The company's international sales are an important component of its operations. The company's sales and marketing activities in its global markets are organized to meet the needs of the local jurisdictions and the size of their markets. The company's western European marketing operation is structured similarly to its domestic marketing activity. The company's products are available from major information technology resellers such as Northamber and in large markets from key retailers such as Media Markt in Germany, Dixon's in the United Kingdom and Carrefour in France. Australian and Canadian marketing activities, like those in the United States, focus on large account demand generation and vertical markets, with orders filled through distributors and retailers. The company's eastern European, Middle East, African, Latin American and Asia Pacific markets, other than Australia, are served through a combination of Lexmark sales offices, strategic partnerships and distributors. The company also has sales and marketing efforts for OEM opportunities.

The company's printer supplies and other office imaging products are generally available at the customer's preferred point of purchase through multiple channels of distribution. Although channel mix varies somewhat depending on the geography, substantially all of the company's supplies products sold commercially in 2001 were sold through the company's network of Lexmark-authorized supplies distributors and resellers who sell directly to end users or to independent office supply dealers.

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

In recent years, the company and its principal competitors, many of which have significantly greater financial, marketing and/or technological resources than the company, have regularly lowered prices on printers and are expected to continue to do so. The company is vulnerable to these pricing pressures which, if not mitigated by cost and expense reductions, may result in lower profitability and could jeopardize the company's ability to grow or maintain market share and build an installed base of Lexmark printers. The company expects that, as it competes more successfully with its larger competitors, the company's increased market presence may attract more frequent challenges, both legal and commercial, from its competitors, including claims of possible intellectual property infringement.

The markets for printers and supplies are highly competitive. The laser printer market is dominated by HP, which has a widely recognized brand name and has been estimated to have an approximate 50% market share. Several other large vendors such as Canon, Xerox, Brother and Minolta also compete in the laser printer market.

The company's primary competitors in the color inkjet printer market are HP, Epson and Canon, who together account for approximately 75% to 80% of worldwide color inkjet printer sales. As with laser printers, if pricing pressures are not mitigated by cost and expense reductions, the company's ability to maintain or build market share and its profitability could be adversely affected. In addition, the company must compete with HP, Epson and Canon for retail shelf space for its low-end laser printers, inkjet printers and their associated supplies.

Although Lexmark is currently the exclusive supplier of new printer cartridges for its laser and inkjet printers, there can be no assurance that other companies will not develop new compatible cartridges for Lexmark printers. In addition, refill and remanufactured alternatives for some of the company's cartridges are available from independent suppliers and, although generally offering lower print quality, compete with the company's supplies business. As the installed base of laser and inkjet printers grows and ages, the company expects competitive refill and remanufacturing activity to increase.

The market for other office imaging products is extremely competitive and the impact segment of the supplies market is declining. Although the company has rights to market certain IBM branded supplies until December 2004 and certain others until December 2007, there are many independent ribbon and toner manufacturers competing to provide compatible supplies for IBM branded printing products. The company is increasingly less dependent on revenue and profitability from its other office imaging products than it has been historically. Management believes that the operating income associated with its other office imaging products will continue to decline.

MANUFACTURING

The company operates manufacturing control centers in Lexington, Kentucky and Geneva, Switzerland, and has manufacturing sites in Lexington, Boulder, Colorado, Orleans, France, Sydney, Australia, Rosyth, Scotland, Juarez, Mexico, Chihuahua, Mexico, Reynosa, Mexico and

Lapu-Lapu City, Philippines. During 2001, the company expanded existing facilities in Lapu-Lapu City, Philippines and established a new Asian customization center in Shenzen, China. Most of the company's laser and inkjet technologies are developed in Lexington and Boulder. The company's manufacturing strategy is to keep processes that are technologically complex, proprietary in nature and higher value added, such as the manufacture of inkjet cartridges, at the company's own facilities. The company has provided some of its technical expertise to several lower cost vendors who provide additional printer production capability. Lexmark oversees these vendors to ensure that products meet the company's quality standards.

In 2001, the company relocated manufacturing, primarily laser printers, to Mexico and China. Refer to Note 3 of the Notes to Consolidated Financial Statements for more information related to the company's restructuring plans.

The company's development and manufacturing operations for laser printer supplies which include toners, photoconductor drums, developers, charge rolls and fuser rolls, are located in Boulder. The company has made significant capital investments in the Boulder facility to expand toner and photoconductor drum processes.

MATERIALS

The company procures a wide variety of components used in the manufacturing process, including semiconductors, electro-mechanical components and assemblies, as well as raw materials, such as plastic resins. Although many of these components are standard off-the-shelf parts that are available from multiple sources, the company often utilizes preferred supplier relationships to better ensure more consistent quality, cost and delivery. Typically, these preferred suppliers maintain alternate processes and/or facilities to ensure continuity of supply. The company generally must place commitments for its projected component needs approximately three to six months in advance. The company occasionally faces capacity constraints when there has been more demand for its printers and associated supplies than initially projected. From time to time, the company may be required to use air shipment to expedite product flow, which can adversely impact the company's operating results. Conversely, in difficult economic times, the company's inventory can grow as market demand declines.

Some components of the company's products are only available from one supplier, including certain custom chemicals, microprocessors, application specific integrated circuits and other semiconductors. In addition, the company sources some printer engines and finished products from OEMs. Although the company purchases in anticipation of its future requirements, should these components not be available from any one of these suppliers, there can be no assurance that production of certain of the company's products would not be disrupted. Such a disruption could interfere with the company's ability to manufacture and sell products and materially adversely affect the company's business. Conversely, during economic slowdowns, the company may build inventory of components as demand decreases.

RESEARCH AND DEVELOPMENT

The company's research and development activity for the past several years has focused on laser and inkjet printers and supplies and on network connectivity products. The company has been able to keep pace with product development and improvement while spending less than its larger competitors by selectively targeting its research and development efforts. It has also been able to achieve significant productivity improvements and minimize research and development costs. In the case of certain products, the company may elect to purchase products and key components from third party suppliers.

The company is committed to being a technology leader in its targeted areas and is actively engaged in the design and development of additional products and enhancements to its existing products. Its engineering effort focuses on laser, inkjet, and connectivity technologies, as well as design features that will increase efficiency and lower production costs. The process of developing new technology products is complex and requires innovative designs that anticipate customer needs and technological trends. Research and development expenditures were $246 million in 2001, $217 million in 2000 and $184 million in 1999. In addition, the company must make strategic decisions from time to time as to which new technologies will produce products in market segments that will experience the greatest future growth. There can be no assurance that the company can continue to develop the more technologically advanced products required to remain competitive.

BACKLOG

Although the company experiences availability constraints from time to time for certain of its products, the company generally fills its orders within 30 days of receiving them. Therefore, the company usually has a backlog of less than 30 days at any one time, which the company does not consider material to its business.

EMPLOYEES

As of December 31, 2001, the company had approximately 12,700 employees worldwide of which 4,900 are located in the U.S. and the remaining 7,800 in Europe, Canada, Latin America, Asia, and the Pacific Rim. None of the U.S. employees are represented by any union. Employees in France, Germany and the Netherlands are represented by Statutory Works Councils. Substantially all regular employees have stock options.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the company and their respective ages, positions and years of service with the company are set forth below.

                                                                         YEARS WITH
NAME OF INDIVIDUAL       AGE                  POSITION                   THE COMPANY
------------------       ---                  --------                   -----------
Paul J. Curlander        49     Chairman and Chief Executive Officer         11
Gary E. Morin            53     Executive Vice President and Chief
                                  Financial Officer                           6
Kathleen J. Affeldt      53     Vice President of Human Resources            11
Najib Bahous             45     Vice President, Customer Services            11
Daniel P. Bork           50     Vice President, Tax                           5
Kurt M. Braun            41     Treasurer                                    10
Vincent J. Cole, Esq.    45     Vice President, General Counsel and
                                  Secretary                                  11
Timothy P. Craig         50     Vice President and President of
                                  Consumer Printer Division                  11
David L. Goodnight       49     Vice President, Asia Pacific and
                                  Latin America                               8
Paul A. Rooke            43     Vice President and President of
                                  Printing Solutions and Services
                                  Division                                   11
Roger P. Rydell          47     Vice President of Corporate
                                  Communications                              4
Gary D. Stromquist       46     Vice President and Corporate
                                  Controller                                 11

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

Mr. Bahous has been Vice President, Customer Services of the company since July 2001. From January 1999 to July 2001, Mr. Bahous served as Vice President and General Manager, Customer Services Europe. From January 1997 to January 1999, Mr. Bahous was a Vice President in the company's Imaging Solutions Division in Europe. Prior to such time and since joining the company in 1991, Mr. Bahous held various marketing, operations and financial management positions in Europe.

Mr. Bork has been Vice President, Tax of the company since May 2001. From October 1996 to May 2001, he was Director of Taxes of the company. Prior to joining the company, Mr. Bork was Director of Taxes with Cray Research, Inc. Prior to his tenure at Cray Research, Inc., Mr. Bork was with the accounting firm of Coopers & Lybrand, most recently serving as Director of International Tax in Coopers & Lybrand's Minneapolis office.

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

Mr. Craig has been Vice President and President of the company's Consumer Printer Division since November 2000. From June 2000 to November 2000, Mr. Craig served as a Vice President of the company, reporting to the Chairman and Chief Executive Officer. From October 1997 to June 2000, Mr. Craig served as a Vice President in the company's Business Printer Division, and prior to such time, he served as a Director in the company's Business Printer Division.

Mr. Goodnight has been Vice President, Asia Pacific and Latin America since June 2001. From May 1998 to June 2001, Mr. Goodnight served as Vice President and Corporate Controller of the company. From February 1997 to May 1998, he served as Controller of the company. Prior to such time and since January 1994, when he joined the company, Mr. Goodnight served as CFO for the company's Business Printer Division. Prior to joining the company, Mr. Goodnight held various controller positions with Calcomp, a division of Lockheed Martin Corporation.

Mr. Rooke has been Vice President and President of the company's Printing Solutions and Services Division since May 2001 when it was formed. From December 1999 to May 2001,

Mr. Rooke was Vice President and President of the company's Business Printer Division, and from June 1998 to December 1999, Mr. Rooke was Vice President and President of the company's Imaging Solutions Division. Mr. Rooke served as Vice President, Worldwide Marketing for the company's Consumer Printer Division from September 1996 up to his appointment as a division president. Prior to such time, he held various positions within the company's printer divisions and became Vice President and General Manager of Dot Matrix/Entry Laser Printers in 1994. Prior to joining the company, Mr. Rooke held various positions with IBM.

Mr. Rydell has been Vice President of Corporate Communications since he joined the company in January 1998. Prior to joining the company, Mr. Rydell was Vice President of Corporate Communications for The Timberland Company from December 1994 to January 1998. Prior to that, Mr. Rydell served as Director of Worldwide Communications for Dell Computer Corporation.

Mr. Stromquist has been Vice President and Corporate Controller of the company since July 2001. From July 1999 to July 2001, Mr. Stromquist served as Vice President of Alliances/ OEM in the company's Consumer Printer Division. From March 1997 to July 1999, he served as Vice President of Finance of the company's Consumer Printer Division. Prior to such time and since joining the company in 1991, Mr. Stromquist was Director of Corporate Planning.

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

The company holds approximately 1,500 patents worldwide and has approximately 1,100 pending patent applications worldwide covering a range of subject matter. The company has filed over 2,600 worldwide patent applications since its inception in 1991. The company's patent strategy includes obtaining patents on key features of new products which it develops and patenting a range of inventions contained in new supply products such as toner and ink cartridges for printers. Where appropriate, the company seeks patents on inventions flowing from its general research and development activities. While no single patent or series of patents is material to the company, the company's patent portfolio in the aggregate serves to protect its product lines and offers the possibility of entering into license agreements with others.

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

ITEM 2.  PROPERTIES

The company's corporate headquarters and principal development facilities are located on a 386 acre campus in Lexington, Kentucky. At December 31, 2001, the company owned or leased 7.0 million square feet of administrative, sales, service, research and development, warehouse and manufacturing facilities worldwide. Approximately 4.5 million square feet is located in the United States and the remainder is located in various international locations. The company's principal international manufacturing facilities are in Mexico, the Philippines, Scotland and Australia. The principal domestic manufacturing facility is in Colorado. The company also owns and leases customer technical support call centers worldwide, the largest of which are in Kentucky, Florida and Ireland. The company owns approximately 63% of the worldwide square footage and leases the remaining 37%. The leased property has various lease expiration dates. The company believes that it can readily obtain appropriate additional space as may be required at competitive rates by extending expiring leases or finding alternative space.

None of the property owned by the company is held subject to any major encumbrances and the company believes that its facilities are in good operating condition.

ITEM 3.  LEGAL PROCEEDINGS

In late 2001, the company and certain of its officers and directors were named as defendants in four substantially identical securities class actions, which have been consolidated in the U.S. District Court for the Eastern District of Kentucky. The complaints seek unspecified damages on behalf of a purported class consisting of purchasers of the company's stock during the period March 20, 2001 through October 22, 2001. Plaintiffs allege that the defendants made false and misleading statements about the company's business and financial performance in violation of Sections 10(b) and 20(a) (as well as Rule 10b-5) of the Securities Exchange Act of 1934. The company believes the claims are without merit, and intends to vigorously defend them.

The company and Pitney Bowes, Inc. ("PBI") are involved in litigation in the U.S. District Court for the Eastern District of Kentucky in which PBI alleges that certain of the company's printers infringe the claims of PBI's patent 4,386,272, and that such infringement is willful. The company believes, based on the opinion of outside counsel, that it does not infringe the patent. The company believes the claims are without merit, and intends to vigorously defend them.

The company is also party to various litigation and other legal matters that are being handled in the ordinary course of business. The company does not believe that any legal proceedings to which it is a party or to which any of its property is subject is likely to have a material adverse effect on the company's financial position or results of operations.

As the company competes more successfully with its larger competitors, the company's increased market presence may attract more frequent legal challenges from its competitors, including claims of possible intellectual property infringement. There can be no assurance that any pending litigation or any litigation that may result from the current claims or any future claims by these parties or others would not have a material adverse effect on the company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Lexmark's Class A common stock is traded on the New York Stock Exchange under the symbol LXK. As of March 8, 2002, there were 1,911 holders of record of the Class A common stock and there were no holders of record of the Class B common stock. Information regarding the market prices of the company's Class A common stock appears in Part II, Item 8, Note 18 of the Notes to Consolidated Financial Statements.

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

(Dollars in Millions, Except per Share Data)
--------------------------------------------------------------------------------

                                                          2001        2000        1999        1998        1997
                                                        --------    --------    --------    --------    --------
STATEMENT OF EARNINGS DATA:
----------------------------------------------------------------------------------------------------------------
Revenue...............................................  $4,142.8    $3,807.0    $3,452.3    $3,020.6    $2,493.5
Cost of revenue (1)...................................   2,865.3     2,550.9     2,222.8     1,934.4     1,623.5
----------------------------------------------------------------------------------------------------------------
Gross profit..........................................   1,277.5     1,256.1     1,229.5     1,086.2       870.0
Research and development..............................     246.2       216.5       183.6       158.5       128.9
Selling, general and administrative...................     631.9       582.6       569.3       544.9       466.5
Restructuring and related charges (1) (2).............      58.4        41.3          --          --          --
----------------------------------------------------------------------------------------------------------------
Operating income......................................     341.0       415.7       476.6       382.8       274.6
Interest expense......................................      14.8        12.8        10.7        11.0        10.8
Other.................................................       8.4         6.5         7.0         6.4         9.1
----------------------------------------------------------------------------------------------------------------
Earnings before income taxes..........................     317.8       396.4       458.9       365.4       254.7
Provision for income taxes (3)........................      44.2       111.0       140.4       122.4        91.7
----------------------------------------------------------------------------------------------------------------
Earnings before extraordinary item....................     273.6       285.4       318.5       243.0       163.0
Extraordinary loss (4)................................        --          --          --          --       (14.0)
----------------------------------------------------------------------------------------------------------------
Net earnings..........................................  $  273.6    $  285.4    $  318.5    $  243.0    $  149.0
Diluted earnings per common share before extraordinary
  item (5)............................................  $   2.05    $   2.13    $   2.32    $   1.70    $   1.08
Diluted net earnings per common share (5).............  $   2.05    $   2.13    $   2.32    $   1.70    $   0.99
Shares used in per share calculation (5)..............     133.8       134.3       137.5       142.8       150.3
STATEMENT OF FINANCIAL POSITION DATA:
----------------------------------------------------------------------------------------------------------------
Working capital.......................................  $  562.0    $  264.7    $  353.2    $  414.3    $  228.6
Total assets..........................................   2,449.9     2,073.2     1,702.6     1,483.4     1,208.2
Total debt............................................     160.1       148.9       164.9       160.4        75.0
Stockholders' equity..................................   1,075.9       777.0       659.1       578.1       500.7
OTHER KEY DATA:
----------------------------------------------------------------------------------------------------------------
Operating income before unusual items (6).............  $  428.7    $  457.0    $  476.6    $  382.8    $  274.6
Cash from operations (7)..............................  $  195.7    $  476.3    $  448.2    $  300.3    $  281.3
Capital expenditures..................................  $  214.4    $  296.8    $  220.4    $  101.7    $   69.5
Debt to total capital ratio...........................        13%         16%         20%         22%         13%
After tax return on net assets before unusual items
  (6).................................................        26%         32%         37%         34%         24%
Return on average equity before unusual items (6).....        30%         42%         53%         47%         30%
Number of employees (8)...............................    12,724      13,035      10,933       8,835       7,985
----------------------------------------------------------------------------------------------------------------

(1) Restructuring and other charges in 2001 were $87.7 million ($64.5 million, net of tax) and resulted in a 48 cent reduction in diluted net earnings per share. Inventory write-offs of $29.3 million associated with the restructuring actions were included in cost of revenue.
(2) Restructuring and related charges in 2000 were $41.3 million ($29.7 million, net of tax) and resulted in a 22 cent reduction in diluted net earnings per share.
(3) Provision for income taxes in 2001 includes a $40 million non-recurring benefit from the resolution of income tax matters.
(4) Represents extraordinary after-tax loss caused by the early extinguishment of the company's senior subordinated notes.
(5) All data prior to 1999 has been restated to reflect a two-for-one stock split on June 10, 1999.
(6) Unusual item in 2001 represents the restructuring and other charges discussed in (1) above and the resolution of income tax matters discussed in
    (3) above. Unusual item in 2000 represents the restructuring and related charges discussed in (2) above. Unusual item in 1997 represents the extraordinary after-tax loss discussed in (4) above.
(7) Cash flows from investing and financing activities, which are not presented, are integral components of total cash flow activity.
(8) Represents the number of full-time equivalent employees at December 31 of each year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto:

OVERVIEW

Lexmark International, Inc. ("International," and together with its subsidiaries, the "company" or "Lexmark") is a leading developer, manufacturer and supplier of printing solutions -- including laser and inkjet printers, multifunction products, associated supplies and services -- for offices and homes. The company also sells dot matrix printers for printing single and multi-part forms for business users and develops, manufactures and markets a broad line of other office imaging products.

In the past five years, the worldwide printer industry has seen growth in laser and inkjet printers as a result of the increasing penetration of personal computers and local area networks into home and office markets. During this period, the company's own product mix has evolved, with its laser and inkjet printers and associated supplies representing an increasing percentage of its sales volume and revenue, particularly as the increasing base of installed Lexmark printers generates additional revenue from recurring sales of supplies for those printers (primarily laser and inkjet cartridges). Lexmark believes that its total revenue will continue to grow due to projected overall market growth for 2001 to 2005, despite a flat to slightly declining market from 2000 to 2001. The company experienced increases in market share in both the laser and inkjet printer categories in 2001 despite a difficult economic environment and an increasingly aggressive competitive market with respect to product pricing.

In recent years, the company's growth rate in sales of printer units has generally exceeded the growth rate of its printer revenue due to selling price reductions and the introduction of new lower priced products in both the laser and inkjet printer markets. In the laser printer market, unit price reductions are partially offset by the tendency of customers to add optional features including network adapters, additional memory, paper handling and multifunction capabilities. In the inkjet printer market, advances in color inkjet technology have resulted in printers with higher resolution and improved performance while increased competition has led to lower prices. The greater affordability of color inkjet printers as well as the growth in the all-in-one category have been important factors in the growth of this market.

As the installed base of Lexmark laser and inkjet printers continues to grow, management expects the market for supplies will grow as well, as such supplies are routinely required for use throughout the life of the printers. While profit margins on printer hardware have been negatively affected by competitive pricing pressure, the supplies are a relatively high margin, recurring business, which the company expects to contribute to the stability of its earnings over time.

The company's dot matrix printers and other office imaging products include many mature products such as supplies for IBM printers, typewriters and other impact supplies that require little ongoing investment. The company expects that the market for these products will continue to decline, and has implemented a strategy to continue to offer high-quality products while managing cost to maximize cash flow and profit.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Lexmark's discussion and analysis of its financial condition and results of operations are based upon the company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements requires the company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the company evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, intangible assets, income taxes, warranty obligations, restructuring, pensions and other post-retirement benefits, and contingencies and litigation. The company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The company records estimated reductions to revenue for customer programs and incentive offerings including special pricing agreements, price protection, promotions and other volume-based incentives. If market conditions were to decline, the company may take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered. The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The company provides for the estimated cost of product warranties at the time revenue is recognized. While the company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the company's warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the company's estimates, revisions to the estimated warranty liability would be required. The company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value. Likewise, the company records an adverse purchase commitment liability when anticipated market sales prices are lower than committed costs. If actual market conditions are less favorable than those projected by management, additional inventory write-downs and adverse purchase commitment liabilities may be required. Management also considers potential impairment of both tangible and intangible assets when circumstances indicate that the carrying amount of an asset may not be recoverable.

The company estimates the expected return on plan assets, discount rate, involuntary turnover rate, rate of compensation increase and future health care costs, among other things, and relies on actuarial estimates to assess the future potential liability and funding requirements of the company's pension, postretirement and postemployment plans. These estimates, if incorrect, could have a significant impact on the company's consolidated financial position, results of operations or cash flows. The company estimates its tax liability based on current tax laws in the statutory jurisdictions in which it operates. These estimates include judgments about deferred tax assets and liabilities resulting from temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, as well as about the realization of deferred tax assets. If the provisions for current or deferred taxes are not adequate, if the company is unable to realize certain deferred tax assets or if the tax laws change unfavorably, the company could experience potential significant losses in excess of the reserves established. Likewise, if the provisions for current and deferred taxes are in excess of those eventually needed, if the company is able to realize additional deferred tax assets or if tax laws change favorably, the company could experience potential significant gains.

RESTRUCTURING AND OTHER CHARGES

During the fourth quarter of 2001, Lexmark's management and board of directors approved a restructuring plan (the "2001 restructuring") that includes a reduction in the company's global workforce of up to 12 percent. This plan provides for a reduction in infrastructure and overhead expenses, the elimination of the company's business class inkjet printer, and the closure of an electronic card manufacturing facility in Reynosa, Mexico. Restructuring and related charges of $58.4 million ($42.9 million, net of tax) were expensed during the fourth quarter of 2001. These charges were comprised of $36.0 million of accrued restructuring costs related to separation and other exit costs, $11.4 million associated with a pension curtailment loss related to the employee separations and $11.0 million related to asset impairment charges. The company also recorded $29.3 million ($21.6 million, net of tax) of associated restructuring-related inventory write-offs resulting from the company's decision to eliminate its business class inkjet printer, to limit the period over which the company will provide replacement parts for products no longer in production, and to exit the electronic card manufacturing business. The inventory write-offs are included in the cost of revenue line on the statements of earnings.

The accrued restructuring costs for employee separations of $26.3 million are associated with approximately 1,600 employees worldwide from various business functions and job classes. Employee separation benefits include severance, medical and other benefits. As of December 31, 2001, approximately 200 employees had exited the business under the 2001 restructuring plan.

The other exit costs of $9.7 million are primarily related to vendor and lease cancellation charges.

The $11.0 million charge for asset impairment was determined in accordance with Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and resulted from the company's decision to abandon certain assets consisting primarily of machinery and equipment used in the manufacture of the company's business class inkjet printers and electronic cards. The charge for asset impairments is included in the restructuring and related charges line of the statements of earnings.

In total, the company expects the 2001 pre-tax charge of $87.7 million to result in cash payments of approximately $36.0 million and non-cash charges of approximately $51.7 million. The cash payments are primarily for employee separations and other exit costs. Restructuring activities are expected to be substantially completed during the year 2002. Annual savings from the 2001 restructuring should approximate $55 million, with about $40 million being achieved in 2002. These savings will be used to offset competitive pricing impacts and for new investments.

During 2000, Lexmark's management and board of directors approved a plan to restructure its worldwide manufacturing and related support operations (the "2000 restructuring"). The 2000 restructuring plan involved relocating manufacturing, primarily laser printers, to Mexico and China, and reductions in associated support infrastructure. Restructuring and related charges of $41.3 million ($29.7 million, net of tax) were expensed during the fourth quarter of 2000. These charges were comprised of $24.3 million of accrued restructuring costs related to separation and other exit costs, $10.0 million related to asset impairment charges and $7.0 million associated with a pension curtailment loss related to the employee separations.

The employee separation costs included severance, medical and other benefits. The other exit costs were related to vendor and lease cancellation charges and demolition and cleanup costs associated with the company's manufacturing relocation. The asset impairment charges resulted from the company's plans to abandon certain assets (primarily buildings) associated with the relocation of manufacturing and related support activities. As of December 31, 2001, substantially all of the employees identified in the 2000 restructuring had exited the business and received separation benefits.

The following table presents a rollforward of the liabilities (in millions) incurred in connection with the 2000 and 2001 restructuring. These liabilities are reflected as accrued liabilities in the company's consolidated statements of financial position.

  RESTRUCTURING                                           EMPLOYEE      OTHER EXIT
  LIABILITIES                                            SEPARATIONS      COSTS       TOTAL
  ------------------------------------------------------------------------------------------
  January 1, 2000......................................    $   --         $  --       $   --
  Additions............................................      19.3           5.0         24.3
  Payments.............................................      (1.1)         (1.8)        (2.9)
  ------------------------------------------------------------------------------------------
  December 31, 2000....................................      18.2           3.2         21.4
  ------------------------------------------------------------------------------------------
  Additions............................................      26.3           9.7         36.0
  Payments.............................................     (13.7)         (7.7)       (21.4)
  Other................................................      (6.0)          4.3         (1.7)
  ------------------------------------------------------------------------------------------
  December 31, 2001....................................    $ 24.8         $ 9.5       $ 34.3
  ------------------------------------------------------------------------------------------

RESULTS OF OPERATIONS

2001 COMPARED TO 2000

Consolidated revenue in 2001 was $4,143 million, an increase of 9% over 2000. Revenue was adversely affected by foreign currency exchange rates due to weakening of European currencies against the U.S. dollar. Revenue growth was 11% year-to-year on a constant currency basis. Total U.S. revenue increased $212 million or 13% and international revenue, including exports from the U.S., increased $124 million or 6%. Revenue from sales to all OEM customers accounted for less than 10% of consolidated revenue in 2001 with no single OEM customer accounting for more than 5% of total revenue. The company is continually pursuing OEM and alliance relationships, and therefore, to the extent that any single relationship is discontinued, the company would not expect revenue to be significantly impacted.

The revenue growth was primarily driven by increased sales of laser and inkjet supplies whose revenue increased 27% over 2000. Laser and inkjet supplies revenue was $1,962 million for 2001, versus $1,548 million a year earlier, and represents 47% of total revenue versus 41% in 2000. Laser and inkjet printer revenue was $1,657 million for 2001, a 2% decline from 2000.

Consolidated gross profit was $1,278 million for 2001, an increase of 2% from 2000. Gross profit as a percentage of revenue was 30.8% for 2001, compared to 33.0% for 2000. Excluding the restructuring-related inventory write-offs of $29 million, consolidated gross profit was $1,307 million and increased 4% for 2001 compared to 2000. Gross profit, excluding restructuring-related charges, as a percentage of revenue for 2001 decreased to 31.5% from 33.0% in 2000 principally due to lower laser and inkjet printer margins, partially offset by an increased mix of supplies.

Total operating expense was $937 million in 2001 and operating expense as a percentage of revenue was 22.6%. Excluding the restructuring and related charges of approximately $58 million, total operating expense was $878 million and increased 10% for 2001 compared to 2000. Operating expense, excluding restructuring and related charges, as a percentage of revenue increased to 21.2% in 2001 compared to 21.0% in 2000 primarily due to slightly higher research and development expense as a percentage of revenue.

Consolidated operating income was $341 million in 2001. Excluding the restructuring and related charges, consolidated operating income was $429 million and decreased 6% from 2000 primarily due to the lower gross profit margin.

In 2001, earnings before income taxes were $318 million. Excluding the restructuring and related charges, earnings before income taxes were $406 million, a decrease of 7% from 2000, reflecting lower operating margins.

In 2001, the company reached resolution with the Internal Revenue Service on certain adjustments related to the intercompany allocation of profits. As a result of this resolution the company has reversed previously accrued taxes, reducing the income tax provision in the fourth quarter of 2001 by $40 million, which reduced the effective income tax rate to 13.9% for 2001.

Net earnings were $274 million in 2001. The restructuring and related charges net of taxes were approximately $65 million. Earnings excluding restructuring and related charges and the $40 million benefit from the resolution of income tax matters were $298 million, down 5% from 2000, primarily due to lower operating margins partially offset by a reduction in the effective income tax rate. Excluding the impact of the $40 million tax benefit, the income tax provision was 26.5% of earnings before taxes in 2001 as compared to 28.0% in 2000. The decrease in the effective income tax rate was primarily due to lower income tax rates on manufacturing activities in certain countries.

Basic net earnings per share were $2.11 for 2001 compared to $2.22 in 2000. The restructuring and related charges resulted in a $.50 negative impact on basic net earnings per share for 2001 and the income tax benefit resulted in a $0.31 positive impact. Basic earnings per share, excluding restructuring and related charges and the tax benefit, were $2.30 for 2001 and $2.46 for 2000. Diluted net earnings per share were $2.05 in 2001 before adjusting for the $.48 per share impact related to the 2001 restructuring actions, and the $.30 income tax benefit. Diluted earnings per share after removing the restructuring impacts and the tax benefit were $2.23 in 2001, compared to $2.35 in 2000, a decrease of 5%. This decrease was due to the decline in net earnings.

The following table sets forth the percentage of total revenue represented by certain items reflected in the company's statements of earnings, excluding restructuring and other charges:

                                                                2001     2000     1999
  -------------------------------------------------------------------------------------
  Revenue.....................................................  100.0%   100.0%   100.0%
  Cost of revenue.............................................   68.5%    67.0%    64.4%
  -------------------------------------------------------------------------------------
  Gross profit................................................   31.5%    33.0%    35.6%
  Research & development......................................    5.9%     5.7%     5.3%
  Selling, general & administrative...........................   15.3%    15.3%    16.5%
  -------------------------------------------------------------------------------------
  Operating income............................................   10.3%    12.0%    13.8%
  -------------------------------------------------------------------------------------

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

The revenue growth was primarily driven by increased sales of laser and inkjet supplies whose revenue increased 35% over 1999. Printer volumes grew at double-digit rates and associated printer supplies revenue increased during 2000 as compared to 1999 primarily due to the continued growth of the company's installed printer base. Laser and inkjet supplies revenue was $1,548 million, versus $1,144 million a year earlier, and represented 41% of total revenue versus 33% in 1999. Laser and inkjet printer revenue was $1,689 million for 2000, a 2% increase from 1999.

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

Consolidated operating income was $416 million in 2000. Excluding the restructuring and related charges, consolidated operating income was $457 million and decreased 4% from 1999. Higher revenue and lower selling, general, and administrative expense as a percentage of revenue were offset by lower hardware margins, unfavorable foreign currency impact, the cost of airfreight, and a mix shift among products.

In 2000, earnings before income taxes were $397 million. Excluding the restructuring and related charges, earnings before income taxes were $438 million, a decrease of 5% from 1999, reflecting lower operating margins.

Net earnings were $285 million in 2000. The restructuring and related charges net of taxes were $30 million. Earnings excluding restructuring and related charges were $315 million, down 1% from 1999, primarily due to lower operating margins partially offset by a reduction in the effective income tax rate. The income tax provision was 28.0% of earnings before taxes in 2000 as compared to 30.6% in 1999. The decrease in the effective income tax rate was primarily due to lower income tax rates on manufacturing activities in certain countries.

Basic net earnings per share were $2.22 for 2000 compared to $2.46 in 1999. The restructuring and related charges resulted in a $.24 negative impact on basic net earnings per share. Basic earnings per share, excluding restructuring and related charges, were $2.46 for both 2000 and 1999. Diluted net earnings per share were $2.13 in 2000 before adjusting for the $.22 per share impact related to the restructuring actions. Diluted earnings per share after removing the restructuring impacts were $2.35 in 2000, compared to $2.32 in 1999, an increase of 1%. This increase was due to fewer shares outstanding partially offset by the decline in net earnings.

LIQUIDITY AND CAPITAL RESOURCES

Lexmark's primary source of liquidity has been cash generated by operations, which totaled $196 million, $476 million and $448 million in 2001, 2000 and 1999, respectively. Cash from operations generally has been sufficient to allow the company to fund its working capital needs and finance its capital expenditures during these periods along with the repurchase of approximately $209 million and $302 million of its Class A common stock during 2000 and 1999, respectively. In the event that cash from operations is not sufficient, the company has other potential sources of cash such as its revolving credit facility, accounts receivable financing program and other financing sources such as the public or private debt markets, which are discussed in greater detail below.

Cash flows from operating activities in 2001 were $196 million, compared to $476 million in 2000. The decrease in 2001 was primarily due to unfavorable changes in working capital accounts, principally related to current liabilities. In 2000, cash provided by operating activities increased 6% over 1999 due to favorable changes in working capital accounts.

The company has short-term non-cancelable purchase commitments with suppliers which arise in the normal course of business and provide the company with continuity of supply and lower product cost. If the company fails to anticipate customer demand properly, a temporary oversupply of inventory could result in excess or obsolete components which could adversely affect gross margins.

The company has a $300 million unsecured, revolving credit facility with a group of banks. The interest rate on the credit facility ranges from 0.2% to 0.7% above London Interbank Offered Rate (LIBOR), as adjusted under certain limited circumstances, based upon the company's debt rating. In addition, the company pays a facility fee on the $300 million of 0.1% to 0.3% based upon the company's debt rating. The interest and facility fees are payable quarterly. The $300 million credit agreement, as amended, contains customary default provisions, leverage and interest coverage restrictions and certain restrictions on the incurrence of additional debt, liens, mergers or consolidations and investments. Any amounts outstanding under the $300 million credit facility are due upon the maturity of the facility on January 27, 2003. As of December 31, 2001 and 2000, there were no amounts outstanding under this credit facility.

The company has outstanding $150 million principal amount of 6.75% senior notes due May 15, 2008, which was initially priced at 98.998%, to yield 6.89% to maturity. The senior notes contain typical restrictions on liens, sale leaseback transactions, mergers and sales of assets. There are no sinking fund requirements on the senior notes and they may be redeemed at any time, at a redemption price as described in the related indenture agreement, as supplemented and amended, in whole or in part, at the option of the company. A balance of $149 million (net of unamortized discount of $1 million) was outstanding at December 31, 2001.

The company is in compliance with all covenants and other requirements set forth in its debt agreements. The company does not have any rating downgrade triggers that would accelerate the maturity dates of its revolving credit facility and public debt. However, a downgrade in the company's credit rating could adversely affect the company's ability to renew existing, or obtain access to new, credit facilities in the future and could increase the cost of such facilities.

In February 2001, the company filed a shelf registration statement with the Securities and Exchange Commission to register $200 million of debt securities. The company expects to use the net proceeds from the sale of the securities for capital expenditures, reduction of short-term borrowings, working capital, acquisitions and other general corporate purposes.

The following table summarizes the company's contractual obligations at December 31, 2001:
--------------------------------------------------------------------------------

                                                            Less than    1-3     4-5    After 5
                    In millions                     Total    1 year     years   years    years
  ---------------------------------------------------------------------------------------------
  Long-term debt..................................  $150      $ --       $--     $--     $150
  Short-term borrowings...........................    11        11        --      --       --
  Operating leases................................   130        31        41      30       28
  Non-cancelable purchase commitments.............   339       339        --      --       --
  ---------------------------------------------------------------------------------------------
  Total contractual obligations...................  $630      $381       $41     $30     $178
  ---------------------------------------------------------------------------------------------

In October 2001, the company entered into a new agreement to sell its U.S. trade receivables on a limited recourse basis. The new agreement increased the maximum amount of financing available to $225 million. As collections reduce previously sold receivables, the company may replenish these with new receivables. The company bears a risk of bad debt losses on U.S. trade receivables sold, since the company over-collateralizes the receivables sold with additional eligible receivables. The company addresses this risk of loss in its allowance for doubtful accounts. Receivables sold may not include amounts over 90 days past due or concentrations over certain limits with any one customer. This facility contains customary affirmative and negative covenants as well as specific provisions related to the quality of the accounts receivables sold. The facility also contains customary cash control triggering events which, if triggered, could adversely affect the company's liquidity and/or its ability to sell trade receivables. A downgrade in the company's credit rating could reduce the company's ability to sell trade receivables. The facility expires in October 2004, but requires annual renewal of commitments in October 2002 and 2003. At December 31, 2001, U.S. trade receivables of $85 million had been sold and, due to the revolving nature of the agreement, $85 million also remained outstanding.

The company's previous agreement to sell its U.S. trade receivables on a limited recourse basis was amended in October 2000, and the maximum amount of U.S. trade receivables to be sold was increased from $150 million to $170 million. At December 31, 2000, U.S. trade receivables of $170 million had been sold and also remained outstanding.

At December 31, 2001 and 2000, the company did not have any relationship with unconsolidated entities or financial partnerships, which other companies have established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, the company is not materially exposed to any financing, liquidity, market or credit risk that could arise if the company had engaged in such relationships.

At the company's Annual Meeting of Stockholders on April 27, 2000, the stockholders approved an increase in the number of authorized shares of its Class A common stock from 450 million to 900 million shares.

In February 2002, the company received authorization from the board of directors to repurchase an additional $200 million of its Class A common stock for a total repurchase authority of $1.2 billion. This repurchase authority allows the company, at management's discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During 2001, the company did not repurchase shares of its Class A common stock. As of December 31, 2001, the company had repurchased approximately 29 million shares at prices ranging from $10.63 to $105.38 per share for an aggregate cost of approximately $882 million, leaving approximately $118 million of share repurchase authority. As of March 8, 2002, the company has repurchased approximately 30 million shares for an aggregate cost of approximately $959 million, leaving approximately $241 million of share repurchase authority.

CAPITAL EXPENDITURES

Capital expenditures totaled $214 million, $297 million and $220 million in 2001, 2000 and 1999, respectively. The capital expenditures during the past three years were primarily attributable to capacity expansion, the support of new products and research and development facilities. Looking forward to 2002, the company expects capital expenditures to be approximately $150 million primarily attributable to new product development, infrastructure support and the completion of capacity expansion projects initiated in prior years. The capital expenditures are expected to be funded primarily through cash from operations.

EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

Revenue derived from international operations, including exports from the United States, made up more than half of the company's consolidated revenue, with European revenue accounting for about two-thirds of international revenue. Substantially all foreign subsidiaries maintain their accounting records in their local currencies. Consequently, period-to-period comparability of results of operations is affected by fluctuations in exchange rates. Certain of the company's Latin American entities use the U.S. dollar as their functional currency. Lexmark's operations in Argentina were adversely impacted by currency devaluation in late 2001. This resulted in translation losses of approximately $2 million in December 2001. The company has continued to experience translation losses as a result of further deterioration in Argentina's currency, which could have an adverse impact in the future.

Currency translation has significantly affected international revenue and cost of revenue, and although it did not have a material impact on operating income for the years 1999 and 2001, the 2000 operating income was materially adversely impacted by exchange rate fluctuations. The company attempts to reduce its exposure to exchange rate fluctuations through the use of operational hedges, such as pricing actions and product sourcing decisions.

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

TAX MATTERS

The company's effective income tax rate was approximately 14%, 28% and 31% for 2001, 2000 and 1999, respectively. The 2001 effective income tax rate was significantly impacted by the company's resolution with the Internal Revenue Service on certain adjustments related to the intercompany allocation of profits. As a result of this resolution, the company has reversed previously accrued taxes, reducing the tax provision in the fourth quarter of 2001 by $40 million, which reduced the effective income tax rate by 13%. Excluding the impact of this adjustment, the company's effective income tax rate was 27% for 2001. The decrease in the income tax rate was primarily due to the effect of lower tax rates on manufacturing activities in certain countries.

The company and its subsidiaries are subject to tax examinations in various U.S. and foreign jurisdictions. The company believes that adequate amounts of tax and related interest have been provided for any adjustments that may result from these examinations.

As of December 31, 2001, the company had non-U.S. tax loss carryforwards of $33 million, including $4 million which are not expected to provide a future benefit because they are attributable to certain non-U.S. entities that are also taxable in the U.S.

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

The EITF has discussed several issues related to loyalty programs and vendor payments to retailers in connection with the promotion of the vendor's products. EITF 00-22, Accounting for "Points" and Certain Other Time-based or Volume-based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future, addresses loyalty programs that offer awards consisting of the vendor's products or services. In January 2001, a consensus was reached on one of the five issues discussed. The EITF concluded that offers to customers to rebate or refund a specified amount of cash that is redeemable only if the customer meets a specified cumulative level of revenue transactions should be recognized as a reduction of revenue. The effective date for application of this consensus was set for no later than the quarter ending after February 15, 2001. Adoption of this consensus did not have a material impact on the company's financial position, results of operations or cash flows.

EITF 00-25, Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products, addresses when consideration paid to a retailer should be classified as a reduction of revenue. In April 2001, a consensus was reached that consideration from a vendor to a purchaser of the vendor's products is presumed to be a reduction in the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue. That presumption can be overcome and the consideration should be characterized as a cost incurred if certain criteria are met. The consensus is effective for annual or interim financial statements beginning after December 15, 2001. This statement is not expected to have a material impact on the company's financial position, results of operations or cash flows, although it will result in a reclassification from selling, general and administrative expense to revenue.

In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. SFAS No. 142 states that goodwill should not be amortized, but should be tested for impairment annually at the reporting unit level. All other intangible assets should be amortized over their useful lives. Certain provisions of SFAS No. 141 and SFAS No. 142 are effective for companies with fiscal years beginning after December 15, 2001. These statements are not expected to have a material impact on the company's financial position, results of operations or cash flows.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, for the impairment or disposal of long-lived assets. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. This statement is not expected to have a material impact on the company's financial position, results of operations and cash flows.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS AND INFORMATION CONCERNING
FORWARD-LOOKING STATEMENTS

Statements contained in this report which are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the company. There can be no assurance that future developments affecting the company will be those anticipated by management, and there are a number of factors that could adversely affect the company's future operating results or cause the company's actual results to differ materially from the estimates or expectations reflected in such forward-looking statements, including without limitation, the factors set forth below:

- Unfavorable global economic conditions may adversely impact the company's future operating results. Since the second quarter of 2001, the company has experienced weak markets for its products. Continued softness in these markets and uncertainty about the timing and extent of the global economic downturn by both corporate and consumer purchasers of the company's products could result in lower demand for the company's products. Weakness in demand may result in excess inventory for the company and/or its reseller channel which may adversely affect its operating results.

- The company's future operating results may be adversely affected if it is unable to continue to develop, manufacture and market products that meet customers' needs. The markets for laser and inkjet printers and associated supplies are increasingly competitive, especially with respect to pricing and the introduction of new technologies and products offering improved features and functionality. The company and its major competitors, many of which have significantly greater financial, marketing and/or technological resources than the company, have regularly lowered prices on their printers and are expected to continue to do so. In particular, both the inkjet and laser printer markets have experienced and are expected to continue to experience significant price pressure. Price reductions on inkjet or laser printer products or the inability to reduce costs, contain expenses or increase sales as currently expected, as well as price protection measures, could result in lower profitability and jeopardize the company's ability to grow or maintain its market share. The company believes that one of its competitive advantages is its exclusive focus on printing solutions. The entrance of a competitor that is also exclusively focused on printing solutions could offset this advantage and could have a material adverse impact on the company's strategy and financial results.

- The company's performance depends in part upon its ability to successfully forecast the timing and extent of customer demand and manage worldwide distribution and inventory levels to support the demand of its customers, and to address production and supply constraints, particularly delays in the supply of key components necessary for production, which may result in the company incurring additional costs to meet customer demand. The company's future operating results and its ability to effectively grow or maintain its market share may be adversely affected if it is unable to address these issues on a timely basis.

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

- Terrorist attacks, such as those that took place in the United States on September 11, 2001, and the potential for future terrorist attacks have created many political and economic uncertainties, some of which may affect the company's future operating results. Future terrorist attacks, the national and international responses to such attacks, and other acts of war or hostility may affect the company's facilities, employees, suppliers, customers, transportation networks and supply chains, or may affect the company in ways that are not capable of being predicted presently.

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

- The company is beginning to rely more heavily on its international production facilities and international manufacturing partners for the manufacture of its products and key components of its products. Future operating results may be adversely affected by several factors, including, without limitation, if the company's international operations or manufacturing partners are unable to supply products reliably, if there are disruptions in international trade, if there are difficulties in transitioning such manufacturing activities from the company to its international operations or manufacturing partners, or if there arise production and supply constraints which result in additional costs to the company.

- The company's success depends in part on its ability to obtain patents, copyrights and trademarks, maintain trade secret protection and operate without infringing the proprietary rights of others. Current or future claims of intellectual property infringement could prevent the company from obtaining technology of others and could otherwise adversely affect its operating results or business, as could expenses incurred by the company in obtaining intellectual property rights, enforcing its intellectual property rights against others or defending against claims that the company's products infringe the intellectual property rights of others.

- The company markets and sells its products through several sales channels. The company's future results may be adversely affected by any conflicts that might arise between or among its various sales channels. The company has advanced a strategy of forming alliances and OEM arrangements with many companies. One such OEM customer is Compaq Computer Corporation ("Compaq"), which represented less than three percent of the company's revenue in 2001, and the consummation of the HP/Compaq merger is likely to result in the loss of Compaq as a customer.

- Factors unrelated to the company's operating performance, including the loss of significant customers, manufacturing partners or suppliers; the outcome of pending and future litigation or governmental proceedings; and the ability to retain and attract key personnel, could also adversely affect the company's operating results. In addition, the company's stock price, like that of other technology companies, can be volatile. Trading activity in the company's common stock, particularly the trading of large blocks and intraday trading in the company's common stock, may affect the company's common stock price.

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

Interest Rates
--------------
At December 31, 2001, the fair value of the company's senior notes is estimated at $146 million using quoted market prices and yields obtained through independent pricing sources for the same or similar types of borrowing arrangements, taking into consideration the underlying terms of the debt. The carrying value of the senior notes as recorded in the statements of financial position exceeded the fair value at December 31, 2001 by approximately $3 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $5 million at December 31, 2001.

Foreign Currency Exchange Rates
-------------------------------
The company employs a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the company's functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the company is exposed include the euro and other European currencies, the Japanese yen and other Asian and South American currencies. Exposures are hedged with foreign currency forward contracts, put options, and call options with maturity dates of less than eighteen months. The potential loss in fair value at December 31, 2001 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $41 million. This loss would be mitigated by corresponding gains on the underlying exposures.

                      (This page intentionally left blank)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(In Millions, Except Per Share Amounts)
--------------------------------------------------------------------------------

                                                        2001          2000          1999
                                                     -----------   -----------   -----------

Revenue............................................  $   4,142.8   $   3,807.0   $   3,452.3
Cost of revenue....................................      2,865.3       2,550.9       2,222.8
--------------------------------------------------------------------------------------------
     GROSS PROFIT..................................      1,277.5       1,256.1       1,229.5
--------------------------------------------------------------------------------------------

Research and development...........................        246.2         216.5         183.6
Selling, general and administrative................        631.9         582.6         569.3
Restructuring and related charges..................         58.4          41.3            --
--------------------------------------------------------------------------------------------
     OPERATING EXPENSE.............................        936.5         840.4         752.9
--------------------------------------------------------------------------------------------
     OPERATING INCOME..............................        341.0         415.7         476.6

Interest expense...................................         14.8          12.8          10.7
Other..............................................          8.4           6.5           7.0
--------------------------------------------------------------------------------------------
     EARNINGS BEFORE INCOME TAXES..................        317.8         396.4         458.9

Provision for income taxes.........................         44.2         111.0         140.4
--------------------------------------------------------------------------------------------
     NET EARNINGS..................................  $     273.6   $     285.4   $     318.5

Net earnings per share:
     Basic.........................................  $      2.11   $      2.22   $      2.46
     Diluted.......................................  $      2.05   $      2.13   $      2.32

Shares used in per share calculation:
     Basic.........................................        129.6         128.4         129.4
     Diluted.......................................        133.8         134.3         137.5
--------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
AS OF DECEMBER 31, 2001 AND 2000
(In Millions, Except Par Value)
--------------------------------------------------------------------------------

                                                                2001       2000
                                                              --------   --------
ASSETS

Current assets:
  Cash and cash equivalents.................................  $   90.7   $   68.5
  Trade receivables, net of allowances of $33.3 in 2001 and
     $22.2 in 2000..........................................     702.8      594.0
  Inventories...............................................     455.1      412.3
  Prepaid expenses and other current assets.................     244.5      168.9
---------------------------------------------------------------------------------
     TOTAL CURRENT ASSETS...................................   1,493.1    1,243.7

Property, plant and equipment, net..........................     800.4      730.6
Other assets................................................     156.4       98.9
---------------------------------------------------------------------------------
     TOTAL ASSETS...........................................  $2,449.9   $2,073.2
---------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term debt...........................................  $   11.0   $     --
  Accounts payable..........................................     384.7      426.1
  Accrued liabilities.......................................     535.4      552.9
---------------------------------------------------------------------------------
     TOTAL CURRENT LIABILITIES..............................     931.1      979.0

Long-term debt..............................................     149.1      148.9
Other liabilities...........................................     293.8      168.3
---------------------------------------------------------------------------------
     TOTAL LIABILITIES......................................   1,374.0    1,296.2
---------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value, 1.6 shares authorized; no
     shares issued and outstanding..........................        --         --
  Common stock, $.01 par value:
       Class A, 900.0 shares authorized; 130.4 and 127.1
        outstanding in 2001 and 2000, respectively..........       1.6        1.6
       Class B, 10.0 shares authorized; no shares issued and
        outstanding.........................................        --         --
  Capital in excess of par..................................     806.2      715.7
  Retained earnings.........................................   1,289.1    1,015.7
  Treasury stock, at cost; 28.5 and 28.6 shares in 2001 and
     2000, respectively.....................................    (879.8)    (881.1)
  Accumulated other comprehensive loss......................    (141.2)     (74.9)
---------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' EQUITY.............................   1,075.9      777.0
---------------------------------------------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............  $2,449.9   $2,073.2

--------------------------------------------------------------------------------

See notes to consolidated financial statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(In Millions)
--------------------------------------------------------------------------------

                                                               2001     2000     1999
                                                              ------   ------   ------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings................................................  $273.6   $285.4   $318.5
Adjustments to reconcile net earnings to net cash provided
  by operating activities:
     Depreciation and amortization..........................   125.6     91.2     80.1
     Deferred taxes.........................................   (56.4)    (3.2)    (8.9)
     Restructuring and related charges......................    87.7     41.3       --
     Other..................................................    28.8      6.0     67.9
--------------------------------------------------------------------------------------
                                                               459.3    420.7    457.6

     Change in assets and liabilities:
       Trade receivables....................................   (23.8)  (116.7)   (77.9)
       Trade receivables program............................   (85.0)    30.0     40.0
       Inventories..........................................   (42.8)   (24.6)   (54.7)
       Accounts payable.....................................   (41.4)   125.2     33.8
       Accrued liabilities..................................   (17.5)   134.5     91.5
       Tax benefits from employee stock plans...............    54.7     61.2     47.8
       Other assets and liabilities.........................  (107.8)  (154.0)   (89.9)
--------------------------------------------------------------------------------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES.........   195.7    476.3    448.2
--------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of property, plant and equipment.............  (214.4)  (296.8)  (220.4)
     Other..................................................    (0.2)    (1.3)     0.2
--------------------------------------------------------------------------------------
          NET CASH USED FOR INVESTING ACTIVITIES............  (214.6)  (298.1)  (220.2)
--------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Increase (decrease) in short-term debt.................    11.0    (16.2)     8.2
     Issuance of treasury stock.............................     1.3      0.1       --
     Purchase of treasury stock.............................      --   (208.9)  (302.0)
     Proceeds from employee stock plans.....................    30.1     23.8     12.4
--------------------------------------------------------------------------------------
          NET CASH PROVIDED BY (USED FOR) FINANCING
             ACTIVITIES.....................................    42.4   (201.2)  (281.4)
--------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................    (1.3)    (2.4)    (1.7)
--------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents........    22.2    (25.4)   (55.1)
Cash and cash equivalents -- beginning of period............    68.5     93.9    149.0
--------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS -- END OF PERIOD..................  $ 90.7   $ 68.5   $ 93.9

-------------------------------------------------------------------------------

See notes to consolidated financial statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE EARNINGS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(In Millions)
--------------------------------------------------------------------------------

                                                                  CLASS A           CLASS B        CAPITAL IN
                                                               COMMON STOCK      COMMON STOCK     EXCESS OF PAR
                                                              ---------------   ---------------   -------------
                                                              SHARES   AMOUNT   SHARES   AMOUNT
                                                              ------   ------   ------   ------
BALANCE AT DECEMBER 31, 1998................................  131.0     $0.8     --       $--        $564.8
Comprehensive earnings......................................
  Net earnings..............................................
  Other comprehensive earnings (loss):......................
    Minimum pension liability adjustment (net of related tax
      liability of $0.7)....................................
    Cash flow hedges, net of reclassifications (net of
      related tax liability of $1.0)........................
    Translation adjustment..................................
  Other comprehensive earnings (loss).......................
---------------------------------------------------------------------------------------------------------------
Comprehensive earnings......................................
Long-term incentive plan compensation.......................                                            2.9
Deferred stock plan compensation............................                                            3.9
Shares issued upon exercise of options......................    2.4                                    11.7
Tax benefit related to stock plans..........................                                           47.8
Two-for-one stock split.....................................             0.7                           (0.7)
Treasury shares purchased...................................   (5.3)
Treasury shares issued......................................
---------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999................................  128.1      1.5     --        --         630.4
Comprehensive earnings......................................
  Net earnings..............................................
  Other comprehensive earnings (loss):......................
    Minimum pension liability adjustment (net of related tax
      liability of $0.9)....................................
    Cash flow hedges, net of reclassifications (net of
      related tax benefit of $2.3)..........................
    Translation adjustment..................................
  Other comprehensive earnings (loss).......................
---------------------------------------------------------------------------------------------------------------
Comprehensive earnings......................................
Long-term incentive plan compensation.......................                                           (3.2)
Deferred stock plan compensation............................                                            3.6
Shares issued upon exercise of options......................    1.9      0.1                           15.0
Shares issued under employee stock purchase plan............    0.2                                     8.7
Tax benefit related to stock plans..........................                                           61.2
Treasury shares purchased...................................   (3.1)
Treasury shares issued......................................
---------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000................................  127.1      1.6     --        --         715.7
Comprehensive earnings......................................
  Net earnings..............................................
  Other comprehensive earnings (loss):......................
    Minimum pension liability adjustment (net of related tax
      benefit of $35.9).....................................
    Cash flow hedges, net of reclassifications (net of
      related tax benefit of $0.6)..........................
    Translation adjustment..................................
  Other comprehensive earnings (loss).......................
---------------------------------------------------------------------------------------------------------------
Comprehensive earnings......................................
Long-term incentive plan compensation.......................                                            1.0
Deferred stock plan compensation............................                                            4.7
Shares issued upon exercise of options......................    3.0                                    21.9
Shares issued under employee stock purchase plan............    0.2                                     8.2
Tax benefit related to stock plans..........................                                           54.7
Treasury shares purchased...................................
Treasury shares issued......................................    0.1
---------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2001................................  130.4     $1.6     --       $--        $806.2

--------------------------------------------------------------------------------

See notes to consolidated financial statements.

--------------------------------------------------------------------------------

                         ACCUMULATED OTHER COMPREHENSIVE EARNINGS (LOSS)
                      -----------------------------------------------------       TOTAL
RETAINED   TREASURY        MINIMUM        TRANSLATION   CASH FLOW             STOCKHOLDERS'
EARNINGS    STOCK     PENSION LIABILITY   ADJUSTMENT     HEDGES      TOTAL       EQUITY
--------   --------   -----------------   -----------   ---------   -------   -------------
$  411.8   $(370.3)        $ (5.1)          $(23.9)      $   --     $ (29.0)     $  578.1
   318.5                                                                            318.5
                              0.7                                       0.7
                                                            8.5         8.5
                                             (11.0)                   (11.0)
                                                                    -------
                                                                       (1.8)         (1.8)
-------------------------------------------------------------------------------------------
                                                                                    316.7
                                                                                      2.9
                                                                                      3.9
                                                                                     11.7
                                                                                     47.8
                                                                                       --
            (302.0)                                                                (302.0)
     --                                                                                --
-------------------------------------------------------------------------------------------
   730.3    (672.3)          (4.4)           (34.9)         8.5       (30.8)        659.1
   285.4                                                                            285.4
                              0.8                                       0.8
                                                          (22.3)      (22.3)
                                             (22.6)                   (22.6)
                                                                    -------
                                                                      (44.1)        (44.1)
-------------------------------------------------------------------------------------------
                                                                                    241.3
                                                                                     (3.2)
                                                                                      3.6
                                                                                     15.1
                                                                                      8.7
                                                                                     61.2
            (208.9)                                                                (208.9)
               0.1                                                                    0.1
-------------------------------------------------------------------------------------------
 1,015.7    (881.1)          (3.6)           (57.5)       (13.8)      (74.9)        777.0
   273.6                                                                            273.6
                            (58.4)                                    (58.4)
                                                           (1.1)       (1.1)
                                              (6.8)                    (6.8)
                                                                    -------
                                                                      (66.3)        (66.3)
-------------------------------------------------------------------------------------------
                                                                                    207.3
                                                                                      1.0
                                                                                      4.7
                                                                                     21.9
                                                                                      8.2
                                                                                     54.7
                                                                                       --
    (0.2)      1.3                                                                    1.1
-------------------------------------------------------------------------------------------
$1,289.1   $(879.8)        $(62.0)          $(64.3)      $(14.9)    $(141.2)     $1,075.9

--------------------------------------------------------------------------------

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In Millions, Except per Share Amounts)

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

Lexmark is a leading developer, manufacturer and supplier of printing solutions -- including laser and inkjet printers, multifunction products, associated supplies and services -- for offices and homes. The company also sells dot matrix printers for printing single and multi-part forms by business users and develops, manufactures and markets a broad line of other office imaging products. The principal customers for the company's products are dealers, retailers and distributors worldwide. The company's products are sold in over 150 countries in North and South America, Europe, the Middle East, Africa, Asia, the Pacific Rim and the Caribbean.

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

Critical Accounting Policies and Estimates:

The preparation of consolidated financial statements requires the company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the company evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, intangible assets, income taxes, warranty obligations, restructuring, pensions and other post-retirement benefits, and contingencies and litigation. The company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The company records estimated reductions to revenue for customer programs and incentive offerings including special pricing agreements, price protection, promotions and other volume-based incentives. If market conditions were to decline, the company may take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered. The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The company provides for the estimated cost of product warranties at the time revenue is recognized. While the company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the company's warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the company's estimates, revisions to the estimated warranty liability would be required. The company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value. Likewise, the company records an adverse purchase commitment liability when anticipated market sales prices are lower than committed costs. If actual market conditions are less favorable than those projected by management, additional inventory write-downs and adverse purchase commitment liabilities may be required. Management also considers potential impairment of both tangible and intangible assets when circumstances indicate that the carrying amount of an asset may not be recoverable.

The company estimates the expected return on plan assets, discount rate, involuntary turnover rate, rate of compensation increase and future health care costs, among other things, and relies on actuarial estimates to assess the future potential liability and funding requirements of the company's pension, postretirement and postemployment plans. These estimates, if incorrect, could have a significant impact on the company's consolidated financial position, results of operations or cash flows. The company estimates its tax liability based on current tax laws in the statutory jurisdictions in which it operates. These estimates include judgments about deferred tax assets and liabilities resulting from temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, as well as about the realization of deferred tax assets. If the provisions for current or deferred taxes are not adequate, if the company is unable to realize certain deferred tax assets or if the tax laws change unfavorably, the company could experience potential significant losses in excess of the reserves established. Likewise, if the provisions for current and deferred taxes are in excess of those eventually needed, if the company is able to realize additional deferred tax assets or if tax laws change favorably, the company could experience potential significant gains.

Cash Equivalents:

All highly liquid investments with an original maturity of three months or less at the company's date of purchase are considered to be cash equivalents.

Fair Value of Financial Instruments:

The financial instruments of the company consist mainly of cash and cash equivalents, trade receivables, short-term debt and long-term debt. The fair value of cash and cash equivalents, trade receivables and short-term debt approximates their carrying values due to the relatively short-term nature of the instruments. The fair value of long-term debt is based on current rates available to the company for debt with similar characteristics.

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

Internal Use Software Costs:

The costs for internal use software are capitalized and depreciated over the useful life of the software, generally three years.

Long-Lived Assets:

The company performs reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. If future expected undiscounted cash flows are insufficient to recover the carrying value of the assets, then an impairment loss is recognized based upon the excess of the carrying value of the asset over the anticipated cash flows on a discounted basis.

Revenue Recognition:

The company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. These criteria are generally met at the time product is shipped and title passes. At the time revenue is recognized, the company provides for the estimated cost of post-sales support and product warranties and reduces revenue for estimated product returns. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. Revenue earned from services is recognized ratably over the contractual period or as the services are performed. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The company adopted SAB 101 as required by December 31, 2000 and the adoption did not have a material impact on the company's financial position, results of operations or cash flows.

Advertising Costs:

The company expenses advertising costs when incurred. Advertising expense was approximately $116.6 million, $128.3 million and $121.4 million in 2001, 2000 and 1999, respectively.

Postretirement Benefits:

The company accrues the cost of providing postretirement benefits for medical and life insurance coverage over the active service period of the employee. These benefits are funded by the company when paid.

Stock-Based Compensation:

The company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion 25, Accounting for Stock Issued to Employees, and has provided in Note 13 of the Notes to Consolidated Financial Statements the pro forma disclosures of the effect on net income and earnings per common share as if the fair value-based method had been applied in measuring compensation expense.

Income Taxes:

The provision for income tax is computed based on pre-tax income included in the statements of earnings. The company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

Segment Data:

The company manufactures and sells a variety of printers and associated supplies that have similar economic characteristics as well as similar customers, production processes and distribution methods and, therefore, has aggregated similar divisions and continues to report one segment.

Recent Pronouncements:

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

The EITF has discussed several issues related to loyalty programs and vendor payments to retailers in connection with the promotion of the vendor's products. EITF 00-22, Accounting for "Points" and Certain Other Time-based or Volume-based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future, addresses loyalty programs that offer awards consisting of the vendor's products or services. In January 2001, a consensus was reached on one of the five issues discussed. The EITF concluded that offers to customers to rebate or refund a specified amount of cash that is redeemable only if the customer meets a specified cumulative level of revenue transactions should be recognized as a reduction of revenue. The effective date for application of this consensus was set for no later than the quarter ending after February 15, 2001. Adoption of this consensus did not have a material impact on the company's financial position, results of operations or cash flows.

EITF 00-25, Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products, addresses when consideration paid to a retailer should be classified as a reduction of revenue. In April 2001, a consensus was reached that consideration from a vendor to a purchaser of the vendor's products is presumed to be a reduction in the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue. That presumption can be overcome and the consideration should be characterized as a cost incurred if certain criteria are met. The consensus is effective for annual or interim financial statements beginning after December 15, 2001. This statement is not expected to have a material impact on the company's financial position, results of operations or cash flows, although it will result in a reclassification from selling, general and administrative expense to revenue.

In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. SFAS No. 142 states that goodwill should not be amortized, but should be tested for impairment annually at the reporting unit level. All other intangible assets should be amortized over their useful lives. Certain provisions of SFAS No. 141 and SFAS No. 142 are effective for companies with fiscal years beginning after December 15, 2001. These statements are not expected to have a material impact on the company's financial position, results of operations or cash flows.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, for the impairment or disposal of long-lived assets. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. This statement is not expected to have a material impact on the company's financial position, results of operations and cash flows.

Reclassifications:

Certain prior year amounts have been reclassified to conform to the 2001 presentation.

3. RESTRUCTURING AND OTHER CHARGES

During the fourth quarter of 2001, Lexmark's management and board of directors approved a restructuring plan (the "2001 restructuring") that includes a reduction in the company's global workforce of up to 12 percent. This plan provides for a reduction in infrastructure and overhead expenses, the elimination of the company's business class inkjet printer, and the closure of an electronic card manufacturing facility in Reynosa, Mexico. Restructuring and related charges of $58.4 million ($42.9 million, net of tax) were expensed during the fourth quarter of 2001. These charges were comprised of $36.0 million of accrued restructuring costs related to separation and other exit costs, $11.4 million associated with a pension curtailment related to the employee separations and $11.0 million related to asset impairment charges. The company also recorded $29.3 million ($21.6 million, net of tax) of associated restructuring-related inventory write-offs resulting from the company's decision to eliminate its business class inkjet printer, to limit the period over which the company will provide replacement parts for products no longer in production, and to exit the electronic card manufacturing business. The inventory write-offs are included in the cost of revenue line on the statements of earnings.

The accrued restructuring costs for employee separations of $26.3 million are associated with approximately 1,600 employees worldwide from various business functions and job classes. Employee separation benefits include severance, medical and other benefits. As of December 31, 2001, approximately 200 employees had exited the business under the 2001 restructuring plan.

The other exit costs of $9.7 million are primarily related to vendor and lease cancellation charges.

The $11.0 million charge for asset impairment was determined in accordance with Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of " and resulted from the company's decision to abandon certain assets consisting primarily of machinery and equipment used to manufacture business class inkjet printers and electronic cards. The charge for asset impairments is included in the restructuring and related charges line of the statements of earnings.

In total, the company expects the 2001 pre-tax charge of $87.7 million to result in cash payments of approximately $36.0 million and non-cash charges of approximately $51.7 million. The cash payments are primarily for employee separations and other exit costs. Restructuring activities are expected to be substantially completed during the year 2002.

During 2000, Lexmark's management and board of directors approved a plan to restructure its worldwide manufacturing and related support operations (the "2000 restructuring"). The 2000 restructuring plan involved relocating manufacturing, primarily laser printers, to Mexico and China, and reductions in associated support infrastructure. Restructuring and related charges of $41.3 million ($29.7 million, net of tax) were expensed during the fourth quarter of 2000. These charges were comprised of $24.3 million of accrued restructuring costs related to separation and other exit costs, $10.0 million related to asset impairment charges and $7.0 million associated with a pension curtailment loss related to the employee separations.

The employee separation costs included severance, medical and other benefits. The other exit costs were related to vendor and lease cancellation charges and demolition and cleanup costs associated with the company's manufacturing relocation. The asset impairment charges resulted from the company's plans to abandon certain assets (primarily buildings) associated with the relocation of manufacturing and related support activities. As of December 31, 2001, substantially all of the employees identified in the 2000 restructuring had exited the business and received separation benefits.

The following table presents a rollforward of the liabilities (in millions) incurred in connection with the 2000 and 2001 restructuring. These liabilities are reflected as accrued liabilities in the company's consolidated statements of financial position.

                                                              EMPLOYEE      OTHER EXIT
RESTRUCTURING LIABILITIES                                    SEPARATIONS      COSTS       TOTAL
------------------------------------------------------------------------------------------------
January 1, 2000..........................................      $   --         $   --      $   --
Additions................................................        19.3            5.0        24.3
Payments.................................................        (1.1)          (1.8)       (2.9)
------------------------------------------------------------------------------------------------
December 31, 2000........................................        18.2            3.2        21.4
------------------------------------------------------------------------------------------------
Additions................................................        26.3            9.7        36.0
Payments.................................................       (13.7)          (7.7)      (21.4)
Other....................................................        (6.0)           4.3        (1.7)
------------------------------------------------------------------------------------------------
December 31, 2001........................................      $ 24.8         $  9.5      $ 34.3
------------------------------------------------------------------------------------------------

4. RECEIVABLES

The company's trade receivables are reported in the consolidated statements of financial position net of allowances for doubtful accounts and product returns.

In the U.S., the company sells its receivables to a wholly-owned subsidiary, Lexmark Receivables Corporation ("LRC"), which then sells the receivables to an unrelated third party. LRC is a separate legal entity with its own separate creditors who, in a liquidation of LRC, would be entitled to be satisfied out of LRC's assets prior to any value in LRC becoming available for equity claims of the company. The company accounts for the transfers of receivables as sales transactions.

In October 2001, the company entered into a new agreement to sell its U.S. trade receivables on a limited recourse basis. The new agreement increased the maximum amount of financing available to $225.0 million. As collections reduce previously sold receivables, the company may replenish these with new receivables. The company bears a risk of bad debt losses on U.S. trade receivables sold, since the company over-collateralizes the receivables sold with additional eligible receivables. The company addresses this risk of loss in its allowance for doubtful accounts. Receivables sold may not include amounts over 90 days past due or concentrations over certain limits with any one customer. This facility contains customary affirmative and negative covenants as well as specific provisions related to the quality of the accounts receivables sold. The facility expires in October 2004, but requires annual renewal of commitments in October 2002 and 2003. At December 31, 2001, U.S. trade receivables of $85.0 million had been sold and, due to the revolving nature of the agreement, $85.0 million also remained outstanding.

The company's previous agreement to sell its U.S. trade receivables on a limited recourse basis was amended in October 2000, and the maximum amount of U.S. trade receivables to be sold was increased from $150.0 million to $170.0 million. At December 31, 2000, U.S. trade receivables of $170.0 million had been sold and also remained outstanding.

Expenses incurred under this program totaling $7.1 million, $8.5 million, and $5.4 million for 2001, 2000 and 1999, respectively, are included in other expense in the statements of earnings.

In 1997, the company entered into three-year interest rate swaps with a total notional amount of $60.0 million, whereby the company paid interest at a fixed rate of approximately 6.5% and received interest at a floating rate equal to the three-month LIBOR. Since May 1998, the swaps served as a hedge of the receivables financings which were based on floating interest rates. These interest rate swaps expired during 2000. Expense of $0.1 million and $0.7 million for 2000 and 1999, respectively, related to these swaps is included in other expense in the statements of earnings.

5. INVENTORIES

Inventories consisted of the following at December 31:

                                                               2001     2000
-----------------------------------------------------------------------------
Work in process.............................................  $146.9   $171.0
Finished goods..............................................   308.2    241.3
-----------------------------------------------------------------------------
                                                              $455.1   $412.3
-----------------------------------------------------------------------------

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31:

                                                             USEFUL LIVES
                                                               (YEARS)        2001       2000
-----------------------------------------------------------------------------------------------
Land and improvements......................................     20          $   22.0   $   20.9
Buildings and improvements.................................   10-35            354.1      307.4
Machinery and equipment....................................    5-10            759.1      683.4
Information systems, furniture and other...................    3-7             174.2      155.5
Internal use software......................................     3               40.8       25.8
-----------------------------------------------------------------------------------------------
                                                                             1,350.2    1,193.0
Less accumulated depreciation..............................                    549.8      462.4
-----------------------------------------------------------------------------------------------
                                                                            $  800.4   $  730.6
-----------------------------------------------------------------------------------------------

Depreciation expense was $125.3 million, $91.1 million and $79.8 million for 2001, 2000 and 1999, respectively.

7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31:

                                                               2001     2000
-----------------------------------------------------------------------------
Compensation................................................  $ 77.5   $ 63.7
Income taxes payable........................................    54.3     33.9
Marketing programs..........................................    49.4     49.2
Warranty....................................................    48.6     40.1
Deferred revenue............................................    43.1     64.6
Restructuring reserve.......................................    34.3     21.4
Value added taxes...........................................    28.1     21.7
Fixed assets................................................    27.2     52.9
Derivative liabilities......................................    18.8     56.9
Other.......................................................   154.1    148.5
-----------------------------------------------------------------------------
                                                              $535.4   $552.9
-----------------------------------------------------------------------------

8. DEBT

The company has outstanding $150.0 million principal amount of 6.75% senior notes due May 15, 2008, which was initially priced at 98.998%, to yield 6.89% to maturity. A balance of $149.1 million (net of unamortized discount of $0.9 million) was outstanding at December 31, 2001. At December 31, 2000, the balance was $148.9 million (net of unamortized discount of $1.1 million). The senior notes contain typical restrictions on liens, sale leaseback transactions, mergers and sales of assets. There are no sinking fund requirements on the senior notes and they may be redeemed at any time, at a redemption price as described in the related indenture agreement, as supplemented and amended, in whole or in part, at the option of the company.

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

The $300.0 million credit agreement, as amended, contains customary default provisions, leverage and interest coverage restrictions and certain restrictions on the incurrence of additional debt, liens, mergers or consolidations and investments. Any amounts outstanding under the $300.0 million credit facility are due upon the maturity of the facility on January 27, 2003. As of December 31, 2001 and 2000 there were no amounts outstanding under this credit facility.

The company's Brazilian operation has a short-term, uncommitted line of credit with an outstanding balance of $11.0 million at December 31, 2001. There were no amounts outstanding under this line of credit at December 31, 2000. The interest rate on this line of credit varies based upon the local prevailing interest rates at the time of borrowing. During 2001, the interest rate on this line of credit averaged approximately 18%.

In February 2001, the company filed a shelf registration statement with the Securities and Exchange Commission to register $200 million of debt securities. The company expects to use the net proceeds from the sale of the securities for capital expenditures, reduction of short-term borrowings, working capital, acquisitions and other general corporate purposes.

Total cash paid for interest amounted to $14.3 million, $15.9 million and $14.3 million in 2001, 2000 and 1999, respectively.

9. INCOME TAXES

The provision for income taxes consisted of the following:

                                                                 2001      2000      1999
------------------------------------------------------------------------------------------
Current:
  Federal...................................................    $ 48.4    $ 83.4    $100.4
  Non-U.S...................................................      46.5      30.3      23.0
  State and local...........................................       5.7       0.5       7.7
------------------------------------------------------------------------------------------
                                                                 100.6     114.2     131.1
------------------------------------------------------------------------------------------
Deferred:
  Federal...................................................     (60.3)     (6.1)      4.6
  Non-U.S...................................................       6.2       2.7       0.9
  State and local...........................................      (2.3)      0.2       3.8
------------------------------------------------------------------------------------------
                                                                 (56.4)     (3.2)      9.3
------------------------------------------------------------------------------------------
Provision for income taxes..................................    $ 44.2    $111.0    $140.4
------------------------------------------------------------------------------------------

Earnings before income taxes were as follows:

                                                                 2001      2000      1999
------------------------------------------------------------------------------------------
U.S.........................................................    $168.6    $198.2    $261.6
Non-U.S.....................................................     149.2     198.2     197.3
------------------------------------------------------------------------------------------
Earnings before income taxes................................    $317.8    $396.4    $458.9
------------------------------------------------------------------------------------------

The company realized an income tax benefit from the exercise of certain stock options in 2001, 2000 and 1999 of $54.7 million, $61.2 million and $47.8 million, respectively. This benefit resulted in a decrease in current income taxes payable and an increase in capital in excess of par.

In 2001, the company reached resolution with the Internal Revenue Service on certain adjustments related to the intercompany allocation of profits. As a result of this resolution, the company has reversed previously accrued taxes, reducing the tax provision in the fourth quarter of 2001 by $40.0 million or $0.30 per share.

The company and its subsidiaries are subject to tax examinations in various U.S. and foreign jurisdictions. The company believes that adequate amounts of taxes and related interest have been provided for any adjustments that may result from these examinations.

Significant components of deferred income taxes at December 31 were as follows:

                                                                 2001      2000
--------------------------------------------------------------------------------
Deferred tax assets:
  Tax loss carryforwards....................................    $  9.8    $  4.1
  Credit carryforward.......................................      19.2       9.0
  Inventories...............................................      18.8       9.3
  Restructuring accrual.....................................      24.7       8.8
  Pension...................................................      39.4       5.9
  Other.....................................................      18.9       2.2
--------------------------------------------------------------------------------
     Total deferred tax assets..............................     130.8      39.3
--------------------------------------------------------------------------------
Deferred tax liabilities:
  Prepaid expenses..........................................      (8.7)     (5.6)
  Property, plant and equipment.............................     (40.8)    (46.7)
--------------------------------------------------------------------------------
     Total deferred tax liabilities.........................     (49.5)    (52.3)
--------------------------------------------------------------------------------
Net deferred tax assets (liabilities).......................    $ 81.3    $(13.0)
--------------------------------------------------------------------------------

The net decrease in the total valuation allowance for the years ended December 31, 2001 and 2000 was $0.0 million and $1.8 million, respectively. The company has non-U.S. tax loss carryforwards of $32.9 million which have an indefinite carryforward period. Of these non-U.S. tax loss carryforwards, $4.1 million are not expected to provide a future benefit because they are attributable to certain non-U.S. entities that are also taxable in the U.S.

At December 31, 2001, the research and development tax credit carryforward available to reduce possible future U.S. income taxes amounted to approximately $19.2 million, which expire in the years 2019-2021.

Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries. Undistributed earnings of non-U.S. subsidiaries included in the consolidated retained earnings were approximately $332.4 million. These earnings have been substantially reinvested, and the company does not plan to initiate any action that would precipitate the payment of income taxes. It is not practicable to estimate the amount of additional tax that may be payable on the foreign earnings.

A reconciliation of the provision for income taxes using the U.S. statutory rate and the company's effective tax rate was as follows:

                                             2001                   2000                  1999
----------------------------------------------------------------------------------------------------
                                       AMOUNT       %         AMOUNT       %        AMOUNT       %
                                       -----------------      ----------------      ----------------
Provision for income taxes at
  statutory rate..................... $111.3        35.0%    $138.8       35.0%    $160.6       35.0%
State and local income taxes, net of
  federal tax benefit................    5.7         1.8        6.3        1.6        9.6        2.1
Foreign tax differential.............  (29.9)       (9.4)     (33.8)      (8.5)     (17.6)      (3.8)
Change in the beginning-of-the-year
  balance of the valuation allowance
  for deferred tax assets affecting
  provision..........................     --          --       (1.8)      (0.5)     (16.6)      (3.6)
Research and development credit......  (11.0)       (3.5)      (9.0)      (2.3)      (8.9)      (1.9)
Foreign sales corporation............   (4.1)       (1.3)      (4.1)      (1.0)      (6.1)      (1.4)
Reversal of previously accrued
  taxes..............................  (40.0)      (12.6)        --         --         --         --
Other................................   12.2         3.9       14.6        3.7       19.4        4.2
----------------------------------------------------------------------------------------------------
Provision for income taxes........... $ 44.2        13.9%    $111.0       28.0%    $140.4       30.6%
----------------------------------------------------------------------------------------------------

Cash paid for income taxes was $32.1 million, $35.1 million and $58.3 million in 2001, 2000 and 1999, respectively.

10. STOCK SPLIT

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

11. STOCKHOLDERS' EQUITY

The Class A common stock is voting and exchangeable for Class B common stock in very limited circumstances. The Class B common stock is non-voting and is convertible, subject to certain limitations, into Class A common stock.

At the company's Annual Meeting of Stockholders on April 27, 2000, the stockholders approved an increase in the number of authorized shares of its Class A common stock from 450.0 million to 900.0 million shares.

At December 31, 2001, approximately 718.4 million and 1.8 million shares of Class A and Class B common stock were unissued and unreserved. These shares are available for a variety of general corporate purposes, including future public offerings to raise additional capital and for facilitating acquisitions.

In February 2002, the company received authorization from the board of directors to repurchase an additional $200 million of its Class A common stock for a total repurchase authority of $1.2 billion. This repurchase authority allows the company, at management's discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During 2001, the company did not repurchase shares of its Class A common stock. As of December 31, 2001, the company had repurchased 28.6 million shares at prices ranging from $10.63 to $105.38 per share for an aggregate cost of approximately $882 million. As of December 31, 2001, the company had reissued 0.1 million shares of previously repurchased shares in connection with employee benefit programs. As a result of these issuances, the net treasury shares outstanding at December 31, 2001 were 28.5 million. As of March 8, 2002, the company had repurchased 30.1 million shares for an aggregate cost of approximately $959 million.

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

12. EARNINGS PER SHARE

                                                           FOR THE YEAR ENDED DECEMBER 31, 2001
                                                          ---------------------------------------
                                                           EARNINGS        SHARES       PER SHARE
                                                          (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                          -----------   -------------   ---------
Net earnings............................................    $273.6
BASIC EPS
  Net earnings available to common stockholders.........     273.6          129.6         $2.11
EFFECT OF DILUTIVE SECURITIES
  Long-term incentive plan..............................        --             --
  Stock options.........................................        --            4.2
                                                            ------          -----
DILUTED EPS
  Net earnings available to common stockholders plus
     assumed conversions................................    $273.6          133.8         $2.05
                                                          ---------------------------------------

Options to purchase an additional 1.9 million shares of Class A common stock at prices between $60.98 and $130.06 per share were outstanding at December 31, 2001 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.

                                                           FOR THE YEAR ENDED DECEMBER 31, 2000
                                                          ---------------------------------------
                                                           EARNINGS        SHARES       PER SHARE
                                                          (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                          -----------   -------------   ---------
Net earnings............................................    $285.4
BASIC EPS
  Net earnings available to common stockholders.........     285.4          128.4         $2.22
EFFECT OF DILUTIVE SECURITIES
  Long-term incentive plan..............................        --            0.1
  Stock options.........................................        --            5.8
                                                            ------          -----
DILUTED EPS
  Net earnings available to common stockholders plus
     assumed conversions................................    $285.4          134.3         $2.13
                                                          ---------------------------------------

Options to purchase an additional 1.6 million shares of Class A common stock at prices between $108.00 and $130.06 per share were outstanding at December 31, 2000 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.

                                                           FOR THE YEAR ENDED DECEMBER 31, 1999
                                                          ---------------------------------------
                                                           EARNINGS        SHARES       PER SHARE
                                                          (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                          -----------   -------------   ---------
Net earnings............................................    $318.5
BASIC EPS
  Net earnings available to common stockholders.........     318.5          129.4         $2.46
EFFECT OF DILUTIVE SECURITIES
  Long-term incentive plan..............................        --            0.1
  Stock options.........................................        --            8.0
                                                            ------          -----
DILUTED EPS
  Net earnings available to common stockholders plus
     assumed conversions................................    $318.5          137.5         $2.32
                                                          ---------------------------------------

Options to purchase an additional 40 thousand shares of Class A common stock at prices between $82.81 and $87.06 per share were outstanding at December 31, 1999 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.

13. STOCK INCENTIVE PLANS

The company has various stock incentive plans to encourage employees and non-employee directors to remain with the company and to more closely align their interests with those of the company's stockholders. In April 2001, the company's stockholders approved an amendment to the company's stock incentive plan to increase the number of shares authorized for issuance by 4.8 million shares. Under the employee plans, as of December 31, 2001 approximately 5.7 million shares of Class A common stock are reserved for future grants in the form of stock options, stock appreciation rights, restricted stock, performance shares or deferred stock units. Under the non-employee director plan, as of December 31, 2001 approximately 0.2 million shares of Class A common stock are reserved for future grants in the form of stock options and deferred stock units. As of December 31, 2001, awards under the programs have been limited to stock options, restricted stock, performance shares and deferred stock units.

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

                                                               2001     2000     1999
--------------------------------------------------------------------------------------
Net earnings -- as reported.................................  $273.6   $285.4   $318.5
Net earnings -- pro forma...................................   245.8    264.9    305.2
Basic EPS -- as reported....................................  $ 2.11   $ 2.22   $ 2.46
Basic EPS -- pro forma......................................    1.90     2.06     2.36
Diluted EPS -- as reported..................................  $ 2.05   $ 2.13   $ 2.32
Diluted EPS -- pro forma....................................    1.84     1.97     2.22
--------------------------------------------------------------------------------------

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                               2001   2000   1999
---------------------------------------------------------------------------------
Expected dividend yield.....................................    --     --     --
Expected stock price volatility.............................    48%    46%    43%
Weighted average risk-free interest rate....................   4.9%   6.6%   5.0%
Weighted average expected life of option (years)............   4.9    5.0    4.9
---------------------------------------------------------------------------------

The weighted average fair value of options granted during 2001, 2000 and 1999 was $23.02, $47.05 and $24.41 per share, respectively.

A summary of the status of the company's stock option plans as of December 31, 2001, 2000 and 1999 and changes during the years then ended is presented below:

                                                                 OPTIONS      WEIGHTED AVERAGE
                                                              (IN MILLIONS)    EXERCISE PRICE
----------------------------------------------------------------------------------------------
Outstanding at December 31, 1998............................        13.6           $11.15
Granted.....................................................         2.7            52.59
Exercised...................................................        (2.6)            8.83
Forfeited or canceled.......................................        (0.4)           16.73
----------------------------------------------------------------------------------------------
Outstanding at December 31, 1999............................        13.3            19.79
Granted.....................................................         2.2            93.76
Exercised...................................................        (2.0)           11.51
Forfeited or canceled.......................................        (0.4)           39.30
----------------------------------------------------------------------------------------------
Outstanding at December 31, 2000............................        13.1            32.88
Granted.....................................................         4.0            48.09
Exercised...................................................        (3.2)            9.01
Forfeited or canceled.......................................        (0.6)           48.88
----------------------------------------------------------------------------------------------
Outstanding at December 31, 2001............................        13.3           $42.44
----------------------------------------------------------------------------------------------

As of December 31, 2001, 2000 and 1999 there were 5.0 million, 6.5 million and
6.4 million options exercisable, respectively.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2001:

-----------------------------------------------------------------------------------------------------------
                                     OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                     ---------------------------------------------------   --------------------------------
                                         WEIGHTED
                        NUMBER           AVERAGE            WEIGHTED          NUMBER           WEIGHTED
     RANGE OF         OUTSTANDING       REMAINING           AVERAGE         EXERCISABLE        AVERAGE
  EXERCISE PRICES    (IN MILLIONS)   CONTRACTUAL LIFE    EXERCISE PRICE    (IN MILLIONS)    EXERCISE PRICE
-----------------------------------------------------------------------------------------------------------
  $ 3.34 to $  9.88        0.8             2.3years         $  6.28             0.8            $  6.28
   10.00 to   19.53        2.9             4.5                11.33             2.5              11.09
   20.35 to   43.06        2.1             6.6                24.36             1.0              23.68
   43.38 to   50.08        3.7             9.0                47.62              --              45.53
   50.11 to   87.06        2.3             7.5                56.73             0.5              56.97
   87.63 to  130.06        1.5             8.1               110.05             0.2             109.43
-----------------------------------------------------------------------------------------------------------
  $ 3.34 to $130.06       13.3             6.9              $ 42.44             5.0            $ 22.05
-----------------------------------------------------------------------------------------------------------

As of December 31, 2001, the company had granted approximately 420,000 restricted stock units with various vesting periods. During 2001, 2000, and 1999, respectively, the company granted 140,000, 86,000 and 26,000 restricted stock units with weighted average grant prices of $49.98,

$51.16 and $83.37. The cost of the awards, determined to be the fair market value of the shares at the date of grant, is charged to compensation expense ratably over the vesting periods.

The company has also issued approximately 252,000 deferred stock units to certain members of management who have elected to defer all or a portion of their annual bonus into such units which are 100% vested at all times.

In addition, the company awarded approximately 134,000 performance shares, the vesting of which was based on the attainment of certain performance goals by the end of the four year period 1997 through 2000. Based on the certification in early 2001 that such performance goals were satisfied, the shares are now fully vested. The compensation expense in connection with the performance shares was estimated over the four year period based on the fair market value of the shares during that period. In order to mitigate the impact of stock price changes on compensation expense, the company entered into a forward equity contract on its common stock during 2000 which was settled in cash in 2001.

The company has recorded compensation expense of $4.4 million, $3.2 million and $4.3 million in 2001, 2000 and 1999, respectively, related to these stock incentive plans.

During 1999, stockholders approved an Employee Stock Purchase Plan ("ESPP") which became effective January 1, 2000. The ESPP enables substantially all regular employees to purchase full or fractional shares of Lexmark Class A common stock through payroll deductions of up to 10% of eligible compensation. The price an employee pays is 85% of the closing market price on the last business day of each month. During 2001 and 2000, employees paid the company $8.2 million and $8.7 million, respectively, to purchase approximately 0.2 million shares and approximately 0.2 million shares, respectively. As of December 31, 2001, there were approximately 2.6 million shares of Class A common stock reserved for future purchase under the ESPP.

14. EMPLOYEE PENSION AND POSTRETIREMENT PLANS

The company and its subsidiaries have retirement plans covering substantially all regular employees. Medical, dental and life insurance plans for retirees are provided by the company and certain of its non-U.S. subsidiaries. Plan assets are invested in equity securities, government and agency securities, corporate debt and annuity contracts. The changes in the benefit obligations and plan assets for 2001 and 2000 were as follows:

                                                                                 OTHER
                                                                             POSTRETIREMENT
                                                       PENSION BENEFITS         BENEFITS
--------------------------------------------------------------------------------------------
                                                        2001       2000      2001      2000
                                                       -----------------    ----------------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year............    $ 506.6    $455.0    $ 31.9    $ 35.5
  Service cost.....................................       13.7      12.3       1.9       1.9
  Interest cost....................................       38.7      34.8       2.7       2.3
  Contributions by plan participants...............        0.4       0.3       0.7       0.6
  Actuarial loss (gain)............................       32.2      16.6       5.4      (2.1)
  Foreign currency exchange rate changes...........       (2.7)     (5.1)       --        --
  Benefits paid....................................      (30.2)    (23.0)     (1.7)     (1.1)
  Plan amendments..................................         --        --        --      (5.6)
  Settlement or curtailment losses.................       16.5      15.7       0.3       0.4
--------------------------------------------------------------------------------------------
Benefit obligation at end of year..................      575.2     506.6      41.2      31.9
--------------------------------------------------------------------------------------------
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year.....      513.7     554.7        --        --
  Actual return on plan assets.....................      (30.0)    (17.6)       --        --
  Foreign currency exchange rate changes...........       (2.0)     (4.4)       --        --
  Contributions by the employer....................        4.0       3.7       1.0       0.5
  Contributions by plan participants...............        0.4       0.3       0.7       0.6
  Benefits paid....................................      (30.2)    (23.0)     (1.7)     (1.1)
--------------------------------------------------------------------------------------------
Fair value of plan assets at end of year...........      455.9     513.7        --        --
--------------------------------------------------------------------------------------------
Funded status......................................     (119.3)      7.1     (41.2)    (31.9)
  Unrecognized loss (gain).........................      129.7      14.4      (0.1)     (5.5)
  Unrecognized prior service cost..................      (10.9)    (15.3)     (4.3)     (5.2)
--------------------------------------------------------------------------------------------
Net amount recognized..............................    $  (0.5)   $  6.2    $(45.6)   $(42.6)
--------------------------------------------------------------------------------------------
Amounts recognized in the consolidated statements
  of financial position:
     Prepaid benefit cost..........................    $  18.6    $ 23.6    $   --    $   --
     Accrued benefit liability.....................     (123.2)    (27.6)    (45.6)    (42.6)
     Intangible asset..............................        4.1       4.5        --        --
     Accumulated other comprehensive loss..........      100.0       5.7        --        --
--------------------------------------------------------------------------------------------
Net amount recognized..............................    $  (0.5)   $  6.2    $(45.6)   $(42.6)
--------------------------------------------------------------------------------------------

                                                                          OTHER POSTRETIREMENT
                                                   PENSION BENEFITS             BENEFITS
----------------------------------------------------------------------------------------------
                                                2001     2000     1999    2001    2000    1999
                                               ------------------------   --------------------
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER
  31:
  Discount rate..............................     7.3%     7.7%     7.7%    7.5%    8.2%   8.2%
  Expected return on plan assets.............     9.7%     9.7%     9.7%     --      --     --
  Rate of compensation increase..............     4.8%     5.2%     5.1%     --      --     --
COMPONENTS OF NET PERIODIC (BENEFIT) COST:
  Service cost...............................  $ 13.7   $ 12.3   $ 16.4   $ 1.9   $ 1.9   $3.1
  Interest cost..............................    38.7     34.8     31.5     2.7     2.3    2.4
  Expected return on plan assets.............   (54.0)   (52.4)   (47.0)     --      --     --
  Amortization of prior service cost.........    (1.2)    (1.4)    (1.4)   (0.4)   (0.4)    --
  Amortization of net losses (gains).........     0.3     (1.5)     0.7      --    (0.2)    --
  Settlement or curtailment losses (gains)...     0.1      0.1      0.1    (0.2)     --     --
----------------------------------------------------------------------------------------------
Net periodic (benefit) cost..................  $ (2.4)  $ (8.1)  $  0.3   $ 4.0   $ 3.6   $5.5
----------------------------------------------------------------------------------------------

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $523.4 million, $520.5 million and $413.2 million, respectively, as of December 31, 2001, and $41.0 million, $37.7 million and $11.1 million, respectively, as of December 31, 2000.

The company's accumulated other comprehensive loss related to additional minimum pension liability as of December 31, 2001 and 2000 was $100.0 million ($62.0 million, net of tax) and $5.7 million ($3.6 million, net of tax), respectively, for plans where the accumulated benefit obligation exceeded the fair value of assets.

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

For measurement purposes, an 11% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002. The rate is assumed to decrease gradually to 5.25% in 2009 and remain at that level thereafter. Since the net employer costs for postretirement medical benefits reach the preset caps within the next four to six years, a 1% increase or decrease in trend has a de minimis effect on costs.

Related to the company's acquisition of the Information Products Corporation from IBM in 1991, IBM agreed to pay for its pro rata share (currently estimated at $67.3 million) of future postretirement benefits for all the company's U.S. employees based on relative years of service with IBM and the company.

The company also sponsors defined contribution plans for employees in certain countries. Company contributions are based upon a percentage of employees' contributions. The company's expense under these plans was $10.0 million, $8.5 million and $6.4 million in 2001, 2000 and 1999, respectively.

15. DERIVATIVES, FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

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

The company maintains a foreign currency risk management strategy that uses derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. The company does not hold or issue financial instruments for trading purposes nor does it hold or issue leveraged derivative instruments.

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

The company uses the following hedging strategies to reduce the potentially adverse effects that market volatility may have on its operating results:

Fair Value Hedges: Fair value hedges are hedges of recognized assets or liabilities. The company enters into forward exchange contracts to hedge actual purchases and sales of inventories. The forward contracts used in this program mature in three months or less, consistent with the related purchase and sale commitments. Foreign exchange option contracts, as well as forward contracts, may be used as fair value hedges in situations where derivative instruments, for which hedge accounting has been discontinued, expose earnings to further change in exchange rates.

Cash Flow Hedges: Cash flow hedges are hedges of forecasted transactions or of the variability of cash flows to be received or paid related to a recognized asset or liability. The company enters into foreign exchange options and forward exchange contracts expiring within eighteen months as hedges of anticipated purchases and sales that are denominated in foreign currencies. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates. The company also enters into currency swap contracts to hedge foreign currency risks that result from the transfer of various currencies within the company. The currency swap contracts entered into generally expire with one month. The company also may use interest rate swaps to convert a portion of its variable rate financing activities to fixed rates.

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

At December 31, 2001, the company had derivative assets of $26.6 million classified as prepaid expenses and other current assets as well as derivative liabilities of $18.8 million classified as accrued liabilities. At December 31, 2000, the company had derivative assets of $43.1 million classified as prepaid expenses and other current assets as well as derivative liabilities of $56.9 million classified as accrued liabilities. As of December 31, 2001, a total of $14.9 million of deferred net losses on derivative instruments were accumulated in other comprehensive earnings (loss), of which $13.9 million is expected to be reclassified to earnings during the next twelve months. As of December 31, 2000 a total of $13.8 million of deferred net losses on derivative instruments were accumulated in other comprehensive earnings (loss), of which $11.9 million was reclassified to earnings during 2001.

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

The company discontinues hedge accounting prospectively when (1) it is determined that a derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (2) the derivative expires or is sold, terminated, or exercised or (3) the derivative is discontinued as a hedge instrument, because it is unlikely that a forecasted transaction will occur. As of December 31, 2001 no hedges were determined to be ineffective.

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

FINANCIAL INSTRUMENTS

At December 31, 2001, the carrying value of the company's long-term debt was $149.1 million and the fair value was $146.2 million. At December 31, 2000, the carrying value of the company's long-term debt was $148.9 million and the fair value was $135.0 million. The fair value of the long-term debt was estimated based on current rates available to the company for debt with similar characteristics. At December 31, 2001, the carrying value of the company's short term debt was $11.0 million, which approximated the fair value.

CONCENTRATIONS OF CREDIT RISK

The company's main concentrations of credit risk consist primarily of temporary cash investments and trade receivables. Cash investments are made in a variety of high quality securities with prudent diversification requirements. Credit risk related to trade receivables is dispersed across a large number of customers located in various geographic areas. The company sells a large portion of its products through third-party distributors and resellers and if the financial condition or operations of these distributors and resellers were to deteriorate substantially, the company's operating results could be adversely affected. However, the company performs ongoing credit evaluations of the financial position of its third-party distributors, resellers and other customers to determine appropriate credit limits. Collateral such as letters of credit and bank guarantees is required in certain circumstances. No individual distributor or reseller accounted for more than 10% of the company's trade receivables at December 31, 2001. The company has off-balance sheet credit risk for the reimbursement from IBM of its pro rata share of postretirement benefits to be paid by the company (see Note 14).

The company generally has experienced longer accounts receivable cycles in its emerging markets, in particular, Asia Pacific and Latin America, when compared to its U.S. and European markets. In the event that accounts receivable cycles in these developing markets lengthen further, the company could be adversely affected.

16. COMMITMENTS AND CONTINGENCIES

The company is committed under operating leases (containing various renewal options) for rental of office and manufacturing space and equipment. Rent expense (net of rental income of $2.0 million, $2.9 million and $3.3 million) was $42.2 million, $39.6 million, and $36.6 million in 2001, 2000 and 1999, respectively. Future minimum rentals under terms of non-cancelable operating leases at December 31 are: 2002-$31.0 million; 2003-$23.0 million; 2004-$18.0 million; 2005-$16.2 million; 2006-$13.4 million and thereafter-$28.3 million.

The company is subject to legal proceedings and claims that arise in the ordinary course of business. The company does not believe that the outcome of any of those matters will have a material adverse effect on the company's financial position, results of operations or cash flows.

17. SEGMENT DATA

The company manufactures and sells a variety of printers and associated supplies that have similar economic characteristics as well as similar customers, production processes and distribution methods and, therefore, has aggregated similar divisions and continues to report one segment.

The following are revenue and long-lived asset information by geographic area for and as of December 31:

                                                                        REVENUE
                                                            --------------------------------
                                                              2001        2000        1999
                                                            --------------------------------
United States...........................................    $1,883.5    $1,671.5    $1,528.6
International...........................................     2,259.3     2,135.5     1,923.7
                                                            --------------------------------
     Total..............................................    $4,142.8    $3,807.0    $3,452.3
                                                            --------------------------------

                                                                LONG-LIVED ASSETS
                                                                ------------------
                                                                 2001       2000
                                                                ------------------
United States...............................................    $411.8     $404.4
International...............................................     388.6      326.2
                                                                ------------------
     Total..................................................    $800.4     $730.6
                                                                ------------------

Revenue reported above is based on the countries to which the products are shipped.

Revenue information is categorized by product among inkjet and laser printers, inkjet and laser supplies, and other. This revenue information is provided in order to give additional insight into Lexmark's strategic model by quantifying the company's printers and supplies revenue growth.

The following is revenue by product category as of December 31:

                                                                        REVENUE
                                                            --------------------------------
                                                              2001        2000        1999
                                                            --------------------------------
Inkjet and laser printers...............................    $1,657.2    $1,688.5    $1,652.5
Inkjet and laser supplies...............................     1,962.4     1,547.6     1,143.7
Other...................................................       523.2       570.9       656.1
                                                            --------------------------------
     Total..............................................    $4,142.8    $3,807.0    $3,452.3
                                                            --------------------------------

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                   FIRST     SECOND      THIRD       FOURTH
   (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)        QUARTER    QUARTER    QUARTER     QUARTER
--------------------------------------------------------------------------------------------
2001:
Revenue.......................................    $ 999.4    $ 987.9    $1,003.5    $1,152.0
Gross profit (1)..............................      333.9      343.0       309.8       290.8
Operating income (1)..........................      117.7      122.1       100.9         0.3
Net earnings (1) (2)..........................       79.7       87.1        70.0        36.8

Basic EPS* (1) (2)............................    $  0.62    $  0.67    $   0.54    $   0.28
Diluted EPS* (1) (2)..........................       0.60       0.65        0.52        0.27

Stock prices:
  High........................................    $ 59.80    $ 70.75    $  67.75    $  60.45
  Low.........................................      40.81      42.51       41.20       42.00

2000:
Revenue.......................................    $ 891.7    $ 893.0    $  926.6    $1,095.7
Gross profit..................................      315.1      308.2       295.3       337.5
Operating income (3)..........................      120.4      113.9        98.4        83.0
Net earnings (3)..............................       80.2       84.1        66.1        55.0

Basic EPS* (3)................................    $  0.62    $  0.65    $   0.52    $   0.43
Diluted EPS* (3)..............................       0.59       0.62        0.50        0.42

Stock prices:
  High........................................    $135.88    $120.63    $  79.81    $  49.00
  Low.........................................      76.63      56.00       33.56       28.75
--------------------------------------------------------------------------------------------

*The sum of the quarterly earnings per share amounts do not necessarily equal the year-to-date earnings per share due to changes in average share calculations. This is in accordance with prescribed reporting requirements.

(1) Amounts include the impact of the $87.7 million ($64.5 million, net of tax) restructuring and other charges recorded during the fourth quarter of 2001. Inventory write-offs of $29.3 million associated with the restructuring actions were included in gross profit, and operating income included the inventory write-offs and the restructuring and related charges of $58.4 million. Diluted EPS was reduced by 48 cents during the fourth quarter of 2001 as a result of the restructuring and other charges.

(2) Net earnings were also impacted by a $40 million benefit from the resolution of income tax matters. Diluted EPS was increased by 30 cents during the fourth quarter of 2001 as a result of the resolution of income tax matters.

(3) Amounts include the impact of the $41.3 million ($29.7 million, net of tax) restructuring and related charges recorded during the fourth quarter of 2000. Diluted EPS was reduced by 22 cents during the fourth quarter of 2000 as a result of the restructuring and related charges.

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

/s/ Gary E. Morin

Gary E. Morin
Executive vice president and chief financial officer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Lexmark International, Inc.

In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of earnings, cash flows, and stockholders' equity and comprehensive earnings appearing on pages 28 through 53 of this annual report on Form 10-K present fairly, in all material respects, the consolidated financial position of Lexmark International, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Lexington, Kentucky
February 12, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except with respect to information regarding the executive officers of the Registrant, the information required by Part III, Item 10 of this Form 10-K is incorporated by reference herein, and made part of this Form 10-K, from the company's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year. The information with respect to the executive officers of the Registrant is included under the heading "Executive Officers of the Registrant" in Item 1 above.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by Part III, Item 11 of this Form 10-K is incorporated by reference from the company's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by Part III, Item 12 of this Form 10-K is incorporated by reference from the company's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Part III, Item 13 of this Form 10-K is incorporated by reference from the company's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, which will filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1 FINANCIAL STATEMENTS:

     Financial statements filed as part of this Form 10-K are included under
     Part II, Item 8.

(a)2 FINANCIAL STATEMENT SCHEDULE:

                                                                PAGES IN FORM 10-K
                                                                ------------------
Report of Independent Accountants...........................            59
For the years ended December 31, 2001, 2000, and 1999:
  Schedule II -- Valuation and Qualifying Accounts..........            60

All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Lexmark International, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 12, 2002 appearing on page 56 of this annual report on Form 10-K also included an audit of the financial statement schedule listed in item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule on page 60 of this Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Lexington, Kentucky
February 12, 2002

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                             (DOLLARS IN MILLIONS)

             (A)                   (B)                  (C)                  (D)           (E)
                                                     ADDITIONS
                                              ------------------------
                                BALANCE AT    CHARGED TO    CHARGED TO                  BALANCE AT
                                BEGINNING     COSTS AND       OTHER                       END OF
         DESCRIPTION            OF PERIOD      EXPENSES      ACCOUNTS     DEDUCTIONS      PERIOD
         -----------            ----------    ----------    ----------    ----------    ----------
1999:
  Accounts receivable
     allowances...............    $24.2         $  6.5          $--         $ (6.6)       $24.1
  Inventory reserves..........     38.2           28.4           --          (32.0)        34.6
  Deferred tax assets
     valuation allowance......     18.4            1.6           --          (18.2)         1.8
2000:
  Accounts receivable
     allowances...............    $24.1         $  6.3          $--         $ (8.2)       $22.2
  Inventory reserves..........     34.6           36.8           --          (40.5)        30.9
  Deferred tax assets
     valuation allowance......      1.8            7.8           --           (9.6)          --
2001:
  Accounts receivable
     allowances...............    $22.2         $ 20.6          $--         $ (9.5)       $33.3
  Inventory reserves..........     30.9          103.1           --          (43.7)        90.3
  Deferred tax assets
     valuation allowance......       --             --           --             --           --

ITEM 14(a)(3). EXHIBITS

Exhibits for the company are listed in the Index to Exhibits beginning on page E-1.

(b) REPORTS ON FORM 8-K

Current Reports on Form 8-K dated October 22, 2001 and November 8, 2001 were filed by the company with the Securities and Exchange Commission to announce the company's restructuring plans and to provide Regulation FD disclosure information, respectively.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Lexington, Commonwealth of Kentucky, on March 19, 2002.

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

                   SIGNATURE                                   TITLE                       DATE
                   ---------                                   -----                       ----
/s/ Paul J. Curlander                             Chairman and Chief Executive        March 19, 2002
------------------------------------------------    Officer (Principal Executive
Paul J. Curlander                                   Officer)

/s/ Gary E. Morin                                 Executive Vice President and        March 19, 2002
------------------------------------------------    Chief Financial Officer
Gary E. Morin                                       (Principal Financial Officer)

/s/ Gary D. Stromquist                            Vice President and Corporate        March 19, 2002
------------------------------------------------    Controller (Principal
Gary D. Stromquist                                  Accounting Officer)

*                                                 Director                            March 19, 2002
------------------------------------------------
B. Charles Ames

*                                                 Director                            March 19, 2002
------------------------------------------------
Teresa Beck

*                                                 Director                            March 19, 2002
------------------------------------------------
Frank T. Cary

*                                                 Director                            March 19, 2002
------------------------------------------------
William R. Fields

*                                                 Director                            March 19, 2002
------------------------------------------------
Ralph E. Gomory

*                                                 Director                            March 19, 2002
------------------------------------------------
Stephen R. Hardis

*                                                 Director                            March 19, 2002
------------------------------------------------
James F. Hardymon

*                                                 Director                            March 19, 2002
------------------------------------------------
Robert Holland, Jr.

*                                                 Director                            March 19, 2002
------------------------------------------------
Marvin L. Mann

*                                                 Director                            March 19, 2002
------------------------------------------------
Michael J. Maples

*                                                 Director                            March 19, 2002
------------------------------------------------
Martin D. Walker

/s/ Vincent J. Cole                                                                   March 19, 2002
------------------------------------------------
* Vincent J. Cole, Attorney-in-Fact

                               INDEX TO EXHIBITS

 NUMBER                      DESCRIPTION OF EXHIBITS
 ------                      -----------------------
  2        Agreement and Plan of Merger, dated as of February 29, 2000, by and between Lexmark International, Inc. (the "company")
           and Lexmark International Group, Inc. ("Group"). (1)
  3.1      Restated Certificate of Incorporation of the company. (2)
  3.2      Company By-Laws, as Amended and Restated June 22, 2000. (2)
  3.3      Amendment No. 1 to company By-Laws, as Amended and Restated
           June 22, 2000. (3)
  4.1      Form of the company's 6.75% Senior Notes due 2008. (4)
  4.2      Indenture, dated as of May 11, 1998, by and among the
           company, as Issuer, and Group, as Guarantor, to The Bank of
           New York, as Trustee. (4)
  4.3      First Supplemental Indenture, dated as of June 22, 2000, by and among the company, as Issuer, and Group, as Guarantor, to The Bank of New York, as Trustee. (2)
  4.4      Amended and Restated Rights Agreement, dated as of February
           11, 1999, between the company and ChaseMellon Shareholder
           Services, L.L.C., as Rights Agent. (5)
  4.5      Specimen of Class A common stock certificate. (2)
 10.1      Agreement, dated as of May 31, 1990, between the company and
           Canon Inc., and Amendment thereto. (6)*
 10.2      Agreement, dated as of March 26, 1991, between the company and Hewlett-Packard Company. (6)*
 10.3      Patent Cross-License Agreement, effective October 1, 1996, between Hewlett-Packard Company and the company. (7)*
 10.4      Amended and Restated Lease Agreement, dated as of January 1,
           1991, between IBM and the company, and First Amendment
           thereto. (8)
 10.5      Third Amendment to Lease, dated as of December 28, 2000,
           between IBM and the company.
 10.6      Receivables Purchase Agreement, dated as of October 22,
           2001, by and among Lexmark Receivables Corporation ("LRC"), as Seller, CIESCO L.P., as Investor, Citibank, N.A.,
           Citicorp North America, Inc., as Agent, and the company, as
           Collection Agent and Originator. (3)
 10.7      Purchase and Contribution Agreement, dated as of October 22,
           2001, by and between the company, as Seller, and LRC, as
           Purchaser. (3)
 10.8      Lexmark Holding, Inc. Stock Option Plan for Executives and
           Senior Officers. (8)+
 10.9      First Amendment to the Lexmark Holding, Inc. Stock Option
           Plan for Executives and Senior Officers, dated as of October
           31, 1994. (9)+
 10.10     Second Amendment to the Lexmark Holding, Inc. Stock Option
           Plan for Executives and Senior Officers, dated as of
           September 13, 1995. (9)+
 10.11     Third Amendment to the Lexmark Holding, Inc. Stock Option
           Plan for Executives and Senior Officers, dated as of April
           29, 1999. (10)+
 10.12     Fourth Amendment to the Lexmark Holding, Inc. Stock Option
           Plan for Executives and Senior Officers, dated as of July
           29, 1999. (10)+
 10.13     Form of Stock Option Agreement pursuant to the Lexmark
           Holding, Inc. Stock Option Plan for Executives and Senior
           Officers. (9)+
 10.14     Lexmark Holding, Inc. Stock Option Plan for Senior Managers.
           +
 10.15     First Amendment to the Lexmark Holding, Inc. Stock Option
           Plan for Senior Managers, dated as of September 13, 1995. +

 NUMBER                      DESCRIPTION OF EXHIBITS
 ------                      -----------------------
 10.16     Second Amendment to the Lexmark Holding, Inc. Stock Option
           Plan for Senior Managers, dated as of April 29, 1999. +
 10.17     Third Amendment to the Lexmark Holding, Inc. Stock Option
           Plan for Senior Managers, dated as of July 29, 1999. +
 10.18     Form of Stock Option Agreement pursuant to the Lexmark
           Holding, Inc. Stock Option Plan for Senior Managers. +
 10.19     Lexmark International Group, Inc. Stock Incentive Plan,
           Amended and Restated Effective April 30, 1998. (11)+
 10.20     Amendment No. 1 to the Lexmark International Group, Inc.
           Stock Incentive Plan, as Amended and Restated, dated as of
           April 29, 1999. (10)+
 10.21     Amendment No. 2 to the Lexmark International Group, Inc.
           Stock Incentive Plan, as Amended and Restated, dated as of
           April 26, 2001. (12)+
 10.22     Form of Stock Option Agreement pursuant to the company's
           Stock Incentive Plan. +
 10.23     Lexmark International Group, Inc. Nonemployee Director Stock
           Plan, Amended and Restated, Effective April 30, 1998. (4)+
 10.24     Amendment No. 1 to the Lexmark International Group, Inc.
           Nonemployee Director Stock Plan, dated as of February 11,
           1999. (13)+
 10.25     Amendment No. 2 to the Lexmark International Group, Inc.
           Nonemployee Director Stock Plan, dated as of April 29, 1999.
           (10)+
 10.26     Form of Stock Option Agreement, pursuant to the company's
           Nonemployee Director Stock Plan, Amended and Restated
           effective April 30, 1998. (14)+
 10.27     Employment Agreement, dated as of July 1, 2001, by and
           between Paul J. Curlander and the company. +
 10.28     Employment Agreement, dated as of July 1, 2001, by and
           between Gary E. Morin and the company. +
 10.29     Employment Agreement, dated as of July 1, 2001, by and
           between Paul A. Rooke and the company. +
 10.30     Employment Agreement, dated as of July 1, 2001, by and
           between Vincent J. Cole and the company. +
 10.31     Employment Agreement, dated as of July 1, 2001, by and
           between Timothy P. Craig and the company. +
 10.32     Form of Change in Control Agreement entered into as of April
           30, 1998, by and among the company, Group and certain
           officers thereof and entered into as of July 1, 2001, by and between Timothy P. Craig and the company. (14)+
 10.33     Form of Indemnification Agreement entered into as of April
           30, 1998, by and among the company, Group and certain
           officers thereof and entered into as of July 1, 2001, by and between Timothy P. Craig and the company. (14)+
 10.34     Credit Agreement, dated as of January 27, 1998, by and among
           Group, as Parent Guarantor, the company, as Borrower, the
           Lenders party thereto, Fleet National Bank, as Documentation
           Agent, Morgan Guaranty Trust Company of New York, as
           Syndication Agent, and The Chase Manhattan Bank, as
           Administrative Agent. (15)
 10.35     First Amendment to Credit Agreement, dated as of March 20,
           2000, by and among Group, as Parent Guarantor, the company, as Borrower, the Lenders party thereto, Fleet National Bank, as Documentation Agent, Morgan Guaranty Trust Company of New
           York, as Syndication Agent, and The Chase Manhattan Bank, as
           Administrative Agent. (2)

 NUMBER                      DESCRIPTION OF EXHIBITS
 ------                      -----------------------
 10.36     Second Amendment to Credit Agreement, dated as of February
           1, 2001, by and among the company, as Borrower, the Lenders party thereto, Fleet National Bank, as Documentation Agent,
           Morgan Guaranty Trust Company of New York, as Syndication
           Agent, and The Chase Manhattan Bank, as Administrative
           Agent. (16)
 10.37     Third Amendment to Credit Agreement, dated as of October 15,
           2001, by and among the company, as Borrower, the Lenders
           party thereto, Fleet National Bank, as Documentation Agent,
           Morgan Guaranty Trust Company of New York, as Syndication
           Agent, and the Chase Manhattan Bank, as Administrative
           Agent. (3)
 12        Computation of Ratio of Earnings to Fixed Charges.
 21        Subsidiaries of the company as of December 31, 2001.
 23        Consent of PricewaterhouseCoopers LLP.
 24        Power of Attorney.
 99        Financial Statements of Lexmark International Group, Inc.
           1999 Employee Stock Purchase Plan for the year ended
           December 31, 2001.

---------------

* Confidential treatment previously granted by the Securities and Exchange Commission.
+ Indicates management contract or compensatory plan, contract or arrangement.
(1) Incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000
      (Commission File No. 1-14050).
(2) Incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (Commission
      File No. 1-14050).
(3) Incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001
      (Commission File No. 1-14050).
(4) Incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Commission
      File No. 1-14050).
(5)   Incorporated by reference to the company's Amended
      Registration Statement on Form 8-A filed with the Commission on March 12, 1999 (Commission File No. 1-14050).
(6)   Incorporated by reference to the company's Form S-1
      Registration Statement, Amendment No. 2 (Registration No.
      33-97218) filed with the Commission on November 13, 1995.
(7) Incorporated by reference to the company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1996
      (Commission File No. 1-14050).
(8)   Incorporated by reference to the company's Form S-1
      Registration Statement (Registration No. 33-97218) filed with the Commission on September 22, 1995.
(9)   Incorporated by reference to the company's Form S-1
      Registration Statement, Amendment No. 1 (Registration No.
      33-97218), filed with the Commission on October 27, 1995.
(10) Incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (Commission
      File No. 1-14050).
(11) Incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998
      (Commission File No. 1-14050).
(12) Incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (Commission
      File No. 1-14050).
(13) Incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999
      (Commission File No. 1-14050).

(14)       Incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended September
           30, 1998 (Commission File No. 1-14050).
(15)       Incorporated by reference to the company's Annual Report on Form 10-K for the fiscal year ended December
           31, 1997 (Commission File No. 1-14050).
(16)       Incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended March 31,
           2001 (Commission File No. 1-14050).