Form 10-Q
period 2002-03-31
LEXMARK INTERNATIONAL INC /KY/
filed 2002-05-03
CIK 1001288

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
  |X|           Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Quarterly Period Ended March 31, 2002

                                       OR

                Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                           Commission File No.1-14050

                           LEXMARK INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                           06-1308215
   (State or other jurisdiction                             (I.R.S. Employer
 of incorporation or organization)                         Identification No.)

     One Lexmark Centre Drive
     740 West New Circle Road
       Lexington, Kentucky                                      40550
 (Address of principal executive                              (Zip Code)

                                 (859) 232-2000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The registrant had 129,742,599 shares outstanding (excluding shares held in treasury) of Class A common stock, par value $0.01 per share, as of the close of business on April 25, 2002.

================================================================================

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page of
                                                                       Form 10-Q

                                     PART I

   ITEM 1. FINANCIAL STATEMENTS

        CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (Unaudited)
            THREE MONTHS ENDED MARCH 31, 2002 AND 2001.........................2

        CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION (Unaudited)
            AS OF MARCH 31, 2002 AND DECEMBER 31, 2001.........................3

        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
            THREE MONTHS  ENDED MARCH 31, 2002 AND 2001........................4

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited).... 5-7

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF

           OPERATIONS AND FINANCIAL CONDITION (Unaudited)...................8-12

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........13

                                     PART II

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................14

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...................................15

                         Part I - Financial Information

Item 1.  Financial Statements

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                     (In Millions, Except Per Share Amounts)
                                   (Unaudited)

                                                       Three Months Ended
                                                            March 31
                                               --------------------------------
                                                      2002          2001
                                                      ----          ----
Revenue                                            $1,050.1        $988.0
Cost of revenue                                       740.5         665.5
                                                   --------        ------
         Gross profit                                 309.6         322.5
                                                   --------        ------

Research and development                               61.2          62.2
Selling, general and administrative                   143.8         142.6
                                                   --------        ------
         Operating expense                            205.0         204.8
                                                   --------        ------
         Operating income                             104.6         117.7

Interest expense                                        3.1           2.8
Other                                                   4.2           4.2
                                                   --------        ------
         Earnings before income taxes                  97.3         110.7

Provision for income taxes                             25.8          31.0
                                                   --------        ------
         Net earnings                              $   71.5        $ 79.7
                                                   ========        ======
Net earnings per share:
         Basic                                     $   0.55        $ 0.62
                                                   ========        ======
         Diluted                                   $   0.53        $ 0.60
                                                   ========        ======

Shares used in per share calculation:
         Basic                                        130.6         128.0
                                                   ========        ======
         Diluted                                      134.0         132.7
                                                   ========        ======






See notes to consolidated condensed financial statements.

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                         (In Millions, Except Par Value)
                                   (Unaudited)

                                                                                          March 31           December 31
                                                                                            2002                2001
                                                                                       ---------------     ---------------
ASSETS
Current assets:
   Cash and cash equivalents                                                              $  115.0              $   90.7
   Trade receivables, net of allowance of $41.9 in 2002 and $33.3 in 2001                    680.4                 702.8
   Inventories                                                                               457.9                 455.1
   Prepaid expenses and other current assets                                                 243.5                 244.5
                                                                                          --------              --------
             Total current assets                                                          1,496.8               1,493.1


Property, plant and equipment, net                                                           785.7                 800.4
Other assets                                                                                 155.6                 156.4
                                                                                          --------              --------
             Total assets                                                                 $2,438.1              $2,449.9
                                                                                          ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term debt                                                                      $   11.8              $   11.0
     Accounts payable                                                                        374.7                 384.7
     Accrued liabilities                                                                     541.5                 535.4
                                                                                          --------              --------
             Total current liabilities                                                       928.0                 931.1

Long-term debt                                                                               149.1                 149.1
Other liabilities                                                                            274.0                 293.8
                                                                                          --------              --------
             Total liabilities                                                             1,351.1               1,374.0
                                                                                          --------              --------
Stockholders' equity:
     Preferred stock, $.01 par value, 1.6 shares authorized;
       no shares issued and outstanding                                                        -                     -
     Common stock, $.01 par value:
             Class A, 900.0 shares authorized;  129.6 and
               130.4 outstanding in 2002 and 2001, respectively                                1.6                   1.6
             Class B, 10.0 shares authorized; no shares issued and
              outstanding                                                                      -                     -
     Capital in excess of par                                                                820.6                 806.2
     Retained earnings                                                                     1,360.6               1,289.1
     Treasury stock, at cost; 29.9 and 28.5 shares in 2002
        and 2001, respectively                                                              (956.4)               (879.8)
     Accumulated other comprehensive loss                                                   (139.4)               (141.2)
                                                                                          --------              --------
             Total stockholders' equity                                                    1,087.0               1,075.9
                                                                                          --------              --------
             Total liabilities and stockholders' equity                                   $2,438.1              $2,449.9
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

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (In Millions)
                                   (Unaudited)

                                                                       Three Months Ended
                                                                             March 31
                                                                   ----------------------------
                                                                          2002      2001
                                                                          ----      ----
Cash flows from operating activities:
   Net earnings                                                          $ 71.5   $ 79.7
       Adjustments to reconcile net earnings to net cash
          provided by operating activities:
             Depreciation and amortization                                 32.9     27.3
             Deferred taxes                                                 2.0      -
             Other                                                          7.5     (0.7)
                                                                         ------   ------
                                                                          113.9    106.3
             Change in assets and liabilities:
               Trade receivables                                           37.4     42.3
               Trade receivables program                                  (15.0)   (49.0)
               Inventories                                                 (2.8)   (75.8)
               Accounts payable                                           (10.0)    (2.3)
               Accrued liabilities                                          6.1    (69.5)
               Tax benefits from employee stock plans                       5.9      7.1
               Other assets and liabilities                               (20.8)    17.8
                                                                         ------   ------
                 Net cash provided by (used for) operating activities     114.7    (23.1)
                                                                         ------   ------

Cash flows from investing activities:
   Purchases of property, plant and equipment                             (21.5)   (60.2)
   Other                                                                    -        0.2
                                                                         ------   ------
                 Net cash used for investing activities                   (21.5)   (60.0)
                                                                         ------   ------
Cash flows from financing activities:
   Increase in short-term debt                                              0.8     75.0
   Issuance of treasury stock                                               0.4      0.5
   Purchase of treasury stock                                             (77.0)     -
   Proceeds from employee stock plans                                       7.5      5.7
                                                                         ------   ------
                Net cash (used for) provided by financing activities      (68.3)    81.2
                                                                         ------   ------

Effect of exchange rate changes on cash                                    (0.6)    (2.1)
                                                                         ------   ------

Net  increase (decrease) in cash and cash equivalents                      24.3     (4.0)
Cash and cash equivalents - beginning of period                            90.7     68.5
                                                                         ------   ------

Cash and cash equivalents - end of period                                $115.0   $ 64.5
                                                                         ======   ======

See notes to consolidated condensed financial statements.

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

1.     BASIS OF PRESENTATION

       The accompanying interim financial statements are unaudited; however, in the opinion of management of Lexmark International, Inc. (together with its subsidiaries, the "company"), all adjustments (which comprise only normal and recurring accruals) necessary for a fair presentation of the interim financial results have been included. The results for the interim periods are not necessarily indicative of results to be expected for the entire year. These financial statements and notes should be read in conjunction with the company's audited annual consolidated financial statements for the year ended December 31, 2001.

       In 2001, the Emerging Issues Task Force ("EITF") reached a consensus that consideration from a vendor to a purchaser of the vendor's products should be characterized as a reduction in revenue as stated in EITF 00-25, Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products, and clarified in EITF 01-9. This EITF consensus was effective for annual or interim financial statements beginning after December 15, 2001, with reclassification required for comparative prior periods. The company adopted this EITF as required in 2002 and the adoption of this statement had no impact on the company's net earnings, financial position or cash flows, but did result in a reclassification of certain prior year reported amounts to conform to the current year's presentation. Revenue and selling, general and administrative expense for the first quarter of 2001 were both reduced by approximately $11 million as a result of this reclassification.

2.     RESTRUCTURING AND RELATED CHARGES

       During the fourth quarter of 2001, Lexmark's management and board of directors approved a restructuring plan that included an elimination of up to 1,600 jobs. This plan provided for a reduction in infrastructure and overhead expenses, the elimination of the company's business class inkjet printer, and the closure of an electronic card manufacturing facility in Reynosa, Mexico. Restructuring and related charges of $58.4 million were expensed during the fourth quarter of 2001. These charges were comprised of $36.0 million of accrued restructuring costs related to separation and other exit costs, $11.4 million associated with a pension curtailment related to the employee separations and $11.0 million related to asset impairment charges.

       The following table presents a rollforward of the liabilities (in millions) incurred in connection with the restructuring activities. These liabilities are reflected as accrued liabilities in the company's consolidated statements of financial position.

--------------------------------------------------------------------------
Restructuring               Employee        Other Exit
 Liabilities              Separations          Costs           Total
--------------------------------------------------------------------------
December 31, 2001            $24.8             $9.5            $34.3

Additions                      -                -                -
Payments                      (5.1)            (1.0)            (6.1)
--------------------------------------------------------------------------
March 31, 2002               $19.7             $8.5            $28.2

--------------------------------------------------------------------------


       The accrued restructuring costs for employee  separations were associated
       with  approximately  1,600 employees   worldwide  from  various  business
       functions  and  job  classes.   Employee  separation   benefits included
       severance,  medical  and  other  benefits.   As  of  March  31,  2002,
       approximately 600
       employees have exited the business under the restructuring plan. The other exit costs were primarily related to vendor and lease cancellation charges.

       Restructuring activities are expected to be substantially completed during the year 2002. There have been no material changes to the plan since its announcement.



3.     INVENTORIES
       (Dollars in millions)

       Inventories consist of the following:

                                     March 31            December 31
                                       2002                  2001
                                -------------------   -------------------
       Work in process               $149.0                $146.9
       Finished goods                 308.9                 308.2
                                     ------                ------
                                     $457.9                $455.1
                                     ======                ======

4.     STOCKHOLDERS' EQUITY

       As of March 31, 2002, the company's board of directors had authorized a total repurchase of $1.2 billion of its Class A common stock. This repurchase authority allows the company, at management's discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During the first quarter of 2002, the company repurchased approximately 1.5 million shares in the open market at prices ranging from $50.00 per share to $54.95 per share for a cost of approximately $77 million. As of March 31, 2002, the company had repurchased approximately 30.1 million shares at prices ranging from $10.63 per share to $105.38 per share for an aggregate cost of approximately $959 million, leaving approximately $241 million of share repurchase authority.

5.     OTHER COMPREHENSIVE EARNINGS (LOSS)
       (Dollars in millions)

       Comprehensive earnings, net of taxes, consists of the following:

                                                           Three Months Ended
                                                                 March 31
                                                         ----------------------
                                                            2002          2001
                                                            ----          ----
      Net earnings                                         $71.5         $79.7
      Other comprehensive earnings (loss):
          Foreign currency translation adjustment           (1.2)         (8.6)
          Cash flow hedging, net of reclassifications        3.0          11.6
                                                           -----         -----
      Comprehensive earnings                               $73.3         $82.7
                                                           =====         =====

      Accumulated other comprehensive earnings (loss) consists of the following:

                                                                              Accumulated
                                                                 Minimum          Other
                                    Translation    Cash Flow     Pension     Comprehensive
                                    Adjustment       Hedges     Liability    Earnings (Loss)
                                    ----------       ------     ---------    --------------
      Balance, December 31, 2001      $(64.3)       $(14.9)      $(62.0)         $(141.2)
      First quarter 2002 change         (1.2)          3.0          -                1.8
                                      ------        ------       ------          -------
      Balance, March 31, 2002         $(65.5)       $(11.9)      $(62.0)         $(139.4)
                                      ======        ======       ======          =======


6.     EARNINGS PER SHARE (EPS)
       (In millions, except per share amounts)

       The following is a reconciliation of the weighted average shares used in the basic and diluted EPS calculations:

                                                  Three Months Ended
                                                       March 31
                                              ----------------------------
                                                   2002       2001
                                                   ----       ----

      Net earnings                                $ 71.5     $ 79.7
                                                  ======     ======
      Weighted average shares used
        for basic EPS                              130.6      128.0

      Effect of dilutive securities
        Stock options                                3.4        4.7
                                                  ------     ------
      Weighted average shares used
        for diluted EPS                            134.0      132.7
                                                  ======     ======

      Basic net EPS                               $ 0.55     $ 0.62
      Diluted net EPS                             $ 0.53     $ 0.60

      Options to purchase an additional 2.3 million and 3.9 million shares of Class A common stock for the three month periods ended March 31, 2002 and 2001, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would be antidilutive.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
          (Unaudited)

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

Basis of Presentation

In 2001, the Emerging Issues Task Force ("EITF") reached a consensus that consideration from a vendor to a purchaser of the vendor's products should be characterized as a reduction in revenue as stated in EITF 00-25, Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products, and clarified in EITF 01-9. This EITF consensus was effective for annual or interim financial statements beginning after December 15, 2001, with reclassification required for comparative prior periods. The company adopted this EITF as required in 2002 and the adoption of this statement had no impact on the company's net earnings, financial position or cash flows, but did result in a reclassification of certain prior year reported amounts to conform to the current year's presentation. Revenue and selling, general and administrative expense for the first quarter of 2001 were both reduced by approximately $11 million as a result of this reclassification.

Results of Operations

Consolidated revenue for the three months ended March 31, 2002 was $1,050 million, an increase of 6% over the same period of 2001. Revenue was adversely affected by foreign currency exchange rates due to weakening of European currencies against the U.S. dollar. Revenue growth was 8% for the quarter on a constant currency basis. Total U.S. revenue increased $93 million or 22% and international revenue, including exports from the U.S., decreased $31 million or 6%. Revenue from sales to all original equipment manufacturers ("OEM") customers accounted for less than 10% of consolidated revenue in the first quarter of 2002 with no single OEM customer accounting for more than 5% of total revenue.

The revenue growth was driven by increased sales of laser and inkjet supplies whose revenue increased 16% over 2001. Laser and inkjet supplies revenue was $546 million for the first quarter of 2002, versus $471 million for the same period in 2001, and represents 52% of total revenue versus 48% in 2001. Laser and inkjet printer revenue was $401 million for the first quarter of 2002, a 5% increase from 2001.

Consolidated gross profit was $310 million for the first three months of 2002, a decrease of 4% from the same period of 2001. Gross profit as a percentage of revenue for the quarter ended March 31, 2002 decreased to 29.5% from 32.6% in the first quarter of 2001, principally due to lower laser and inkjet printer margins, partially offset by an increase of supplies in the product mix.

Total operating expense was $205 million and remained flat for the quarter ended March 31, 2002 compared to the same period of 2001. Operating expense as a percentage of revenue decreased to 19.5% compared to 20.7% in 2001, primarily due to the company's continuing focus on expense management.

Consolidated operating income was $105 million for the first quarter of 2002 and decreased 11% from 2001, primarily due to the lower gross profit margin.

Net earnings for the first quarter of 2002 were $72 million, down 10% compared to the first quarter of 2001. The decline in the gross profit margin in 2002 was slightly offset by a reduction in the effective income tax rate. The effective income tax rate was 26.5% in 2002 as compared to 28.0% in 2001. The decrease in the effective income tax rate was primarily due to lower income tax rates on manufacturing activities in certain countries.

Basic net earnings per share were $0.55 for the first quarter of 2002 compared to $0.62 in the corresponding period of 2001. Diluted net earnings per share were $0.53 in the first quarter of 2002, compared to $0.60 in

2001, a decrease of 11%. This decrease was primarily due to the decline in net earnings.

Financial Condition

The company's financial position remains strong at March 31, 2002, with working capital of $569 million compared to $562 million at December 31, 2001. At March 31, 2002, the company had outstanding $12 million of short-term debt and $149 million of long-term debt. The debt to total capital ratio was 13% at both March 31, 2002 and December 31, 2001.

Cash provided by operating activities for the three months ended March 31, 2002 was $115 million compared to $23 million cash used for operating activities in the first quarter of 2001. The increase in cash flows from operating activities was primarily due to favorable changes in working capital accounts, particularly inventories and accrued liabilities.

Capital  expenditures  for the  first  three  months  of 2002  were $22  million compared to $60 million for the same period of 2002. The 2002 capital expenditures were principally in support of new product development, infrastructure support and the completion of capacity expansion projects initiated in prior years. It is anticipated that capital expenditures for 2002 will be approximately $150 million. The 2002 capital expenditures are expected to be funded primarily through cash from operations.

As of March 31, 2002, the company's board of directors had authorized a total repurchase of $1.2 billion of its Class A common stock. This repurchase authority allows the company, at management's discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During the first quarter of 2002, the company repurchased approximately 1.5 million shares in the open market at prices ranging from $50.00 per share to $54.95 per share for a cost of approximately $77 million. As of March 31, 2002, the company had repurchased approximately 30.1 million shares at prices ranging from $10.63 per share to $105.38 per share for an aggregate cost of approximately $959 million, leaving approximately $241 million of share repurchase authority.

Restructuring and related charges

During the fourth quarter of 2001, Lexmark's management and board of directors approved a restructuring plan that included an elimination of up to 1,600 jobs. This plan provided for a reduction in infrastructure and overhead expenses, the elimination of the company's business class inkjet printer, and the closure of an electronic card manufacturing facility in Reynosa, Mexico. Restructuring and related charges of $58.4 million were expensed during the fourth quarter of 2001. These charges were comprised of $36.0 million of accrued restructuring costs related to separation and other exit costs, $11.4 million associated with a pension curtailment loss related to the employee separations and $11.0 million related to asset impairment charges.

The following table presents a rollforward of the liabilities (in millions) incurred in connection with the restructuring activities. These liabilities are reflected as accrued liabilities in the company's consolidated statements of financial position.

----------------------------------------------------------------------
Restructuring            Employee        Other Exit
----------------------------------------------------------------------
 Liabilities            Separations         Costs         Total
December 31, 2001          $24.8            $9.5          $34.3

Additions                    -               -              -
Payments                    (5.1)           (1.0)          (6.1)
----------------------------------------------------------------------
March 31, 2002             $19.7            $8.5          $28.2
----------------------------------------------------------------------

The accrued restructuring costs for employee separations were associated with approximately 1,600 employees worldwide from various business functions and job classes. Employee separation benefits included severance, medical and other benefits. As of March 31, 2002, approximately 600 employees have exited the business under the restructuring plan. The other exit costs were primarily related to vendor and lease cancellation charges.

Restructuring activities are expected to be substantially completed during the year 2002. Annual savings from the 2001 restructuring should approximate $55 million, with about $40 million being achieved in 2002. These savings will be used to offset competitive pricing impacts and for new investments.



Factors That May Affect Future Results and Information Concerning Forward - Looking Statements

Statements contained in this report which are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the company. There can be no assurance that future developments affecting the company will be those anticipated by management, and there are a number of factors that could adversely affect the company's future operating results or cause the company's actual results to differ materially from the estimates or expectations reflected in such forward-looking statements, including without limitation, the factors set forth below:

o Unfavorable global economic conditions may adversely impact the company's future operating results. Since the second quarter of 2001, the company has experienced weak markets for its products. Continued softness in these markets and uncertainty about the timing and extent of the global economic downturn by both corporate and consumer purchasers of the company's products could result in lower demand for the company's products. Weakness in demand may result in excessive inventory for the company and/or its reseller channel which may adversely affect sales, pricing and/or other elements of the company's operating results.

o The company's future operating results may be adversely affected if it is unable to continue to develop, manufacture and market products that meet customers' needs. The markets for laser and inkjet printers and associated supplies are increasingly competitive, especially with respect to pricing and the introduction of new technologies and products offering improved features and functionality. The company's inability to effectively deal with these competitive issues could have a material adverse affect on the company's financial results.

o Competition from supplies remanufacturers and refillers, as well as various legislative initiatives supported by such competitors, may have an adverse impact on the company's supplies business which would likely have an adverse impact on the company's profitability. Price reductions on inkjet and laser supplies products are likely to result in lower profitability and could result in a material adverse impact on the company's strategy and financial results.

o The company and its major competitors, many of which have significantly greater financial, marketing and/or technological resources than the company, have regularly lowered prices on their printers and are expected to continue to do so. In particular, both the inkjet and laser printer markets have experienced and are expected to continue to experience significant price pressure. Price reductions on inkjet or laser printers or the inability to reduce costs, contain expenses or increase sales as currently expected, as well as price protection measures, could result in lower profitability and jeopardize the company's ability to grow or maintain its market share.

o The company believes that one of its competitive advantages is its exclusive focus on printing solutions. The entrance of a competitor that is also exclusively focused on printing solutions could offset this advantage and could have a material adverse impact on the company's strategy and financial results.

o The company's performance depends in part upon its ability to successfully forecast the timing and extent of customer demand and manage worldwide distribution and inventory levels to support the demand of its customers, and to address production and supply constraints, particularly delays in the supply of key components necessary for production, which may result in the company incurring additional costs to meet customer demand. The company's future operating results and its ability to effectively grow or maintain its market share may be adversely affected if it is unable to address these issues on a timely basis. In addition, the complexity of the company's business requires ongoing implementation of software and other systems improvements necessary to support the business, and the failure of any such implementation could have a material adverse affect on the company's financial results.

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

o Revenue derived from international sales make up approximately half of the company's revenue. Accordingly, the company's future results could be adversely affected by a variety of factors, including changes in a specific country's or region's political or economic conditions, foreign currency exchange rate fluctuations, trade protection measures and unexpected changes in regulatory requirements. Moreover, margins on international sales tend to be lower than those on domestic sales, and the company believes that international operations in new geographic markets will be less profitable than operations in the U.S. and European markets, in part, because of the higher investment levels for marketing, selling and distribution required to enter these markets.

o The company relies heavily on its international production facilities and international manufacturing partners for the manufacture of its products and key components of its products. Future operating results may be adversely affected by several factors, including, without limitation, if the company's international operations or manufacturing partners are unable to supply products reliably, if there are disruptions in international trade, if there are difficulties in transitioning such manufacturing activities from the company to its international operations or manufacturing partners, or if there arise production and supply constraints which result in additional costs to the company. In addition, the financial failure or loss of a key supplier could result in a material adverse impact on the company's financial results.

o The company markets and sells its products through several sales channels to customers and resellers. The company's future results may be adversely affected by any conflicts that might arise between or among its various sales channels. The company has advanced a strategy of forming alliances and OEM arrangements with many companies. One such OEM customer is Compaq Computer Corporation ("Compaq"), which represented less than three percent of the company's revenue in 2001, and the consummation of the HP/Compaq merger is likely to result in the loss of Compaq as a customer. In addition, the financial failure or loss of a key customer or reseller could have an material adverse impact on the company's financial results.

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

Interest Rates

At March 31, 2002, the fair value of the company's senior notes is estimated at $144 million using quoted market prices and yields obtained through independent pricing sources for the same or similar types of borrowing arrangements, taking into consideration the underlying terms of the debt. The carrying value of the senior notes as recorded in the statements of financial position exceeded the fair value at March 31, 2002 by approximately $5 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $5 million at March 31, 2002.

Foreign Currency Exchange Rates

The company employs a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the company's functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the company is exposed include the euro and other European currencies, the Japanese yen and other Asian and South American currencies. Exposures are hedged with foreign currency forward contracts, put options, and call options with maturity dates of less than eighteen months. The potential loss in fair value at March 31, 2002 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $30 million. This loss would be mitigated by corresponding gains on the underlying exposures.

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

                           Part II. Other Information


Item 4.   Submission of Matters to a Vote of Security Holders


          (a) The company's Annual Meeting of Stockholders was held on April 30, 2002.

          (b) At said Annual Meeting, the stockholders voted on the following proposal:

              (i)      The   election of  four Directors for  terms expiring  in
              2005. The stockholders elected the Directors by the following votes:

                 Director          Votes For     Votes Withheld

              B.Charles Ames      111,002,235        757,802
              Ralph E. Gomory      99,941,720     11,818,317
              Marvin L. Mann      110,323,084      1,436,953
              Teresa Beck         110,495,484      1,264,553

              The terms of office of Paul J. Curlander, Frank T. Cary, William R. Fields, Stephen R. Hardis, James F. Hardymon, Robert Holland, Jr., Michael J. Maples and Martin D. Walker continued after the meeting.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               A list of exhibits is set forth in the Exhibit Index found on page 17 of this report.

          (b)  Reports on Form 8-K

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

                                        LEXMARK INTERNATIONAL, INC.
                                        (Registrant)

Date:  May 3, 2002                     By:  /s/ Gary D. Stromquist
                                        ---------------------------
                                        Gary D. Stromquist
                                        Vice President and Corporate Controller
                                        (Chief Accounting Officer)

                                  EXHIBIT INDEX

Exhibits:

12       Computation of Ratio of Earnings to Fixed Charges.