Form 10-Q
period 2002-06-30
LEXMARK INTERNATIONAL INC /KY/
filed 2002-08-07
CIK 1001288

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
Mark One

  [X]            Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 For the Quarterly Period Ended June 30, 2002

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The registrant had 126,140,137 shares outstanding (excluding shares held in treasury) of Class A common stock, par value $0.01 per share, as of the close of business on July 31, 2002.

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX




                                                                        Page of
                                                                       Form 10-Q

                                     Part I

ITEM 1. FINANCIAL STATEMENTS

        CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (Unaudited)
                 THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001...2

        CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION (Unaudited)
                 AS OF JUNE 30, 2002, AND DECEMBER 31, 2001.................3

        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                 SIX MONTHS ENDED JUNE 30, 2002 AND 2001....................4

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)..5-8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION (Unaudited)................9-15

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........15


                                     Part II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................16

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...................................16

                         Part I - Financial Information

Item 1.    Financial Statements

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                     (In Millions, Except Per Share Amounts)
                                   (Unaudited)


                                                           Three Months Ended                  Six Months Ended
                                                                 June 30                             June 30
                                                      ------------------------------      ----------------------------

                                                          2002              2001             2002              2001
                                                          ----              ----             ----              ----
Revenue                                                $1,058.0            $980.7          $2,108.1         $1,968.7
Cost of revenue                                           719.1             644.9           1,459.6          1,310.4
                                                       --------            ------          --------         --------
        Gross profit                                      338.9             335.8             648.5            658.3
                                                       --------            ------          --------         --------

Research and development                                   63.5              64.2             124.7            126.4
Selling, general and administrative                       152.7             149.5             296.5            292.1
                                                       --------            ------          --------         --------
        Operating expense                                 216.2             213.7             421.2            418.5
                                                       --------            ------          --------         --------

         Operating income                                 122.7             122.1             227.3            239.8


Interest expense                                            2.3               3.7               5.4              6.5
Other                                                       0.7               2.2               4.9              6.4
                                                       --------            ------          --------         --------


         Earnings before income taxes                     119.7             116.2             217.0            226.9

Provision for income taxes                                 30.6              29.1              56.4             60.1
                                                       --------            ------          --------         --------
         Net earnings                                  $   89.1            $ 87.1          $  160.6         $  166.8
                                                       ========            ======          ========         ========

Net earnings per share:
         Basic                                         $   0.69            $ 0.67          $   1.23         $   1.30
                                                       ========            ======          ========         ========

         Diluted                                       $   0.67            $ 0.65          $   1.20         $   1.25
                                                       ========            ======          ========         ========


Shares used in per share calculation:
         Basic                                            129.9             129.2             130.2            128.6
                                                       ========            ======          ========         ========
         Diluted                                          133.4             134.3             133.7            133.5
                                                       ========            ======          ========         ========



See notes to consolidated condensed financial statements.

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                         (In Millions, Except Par Value)
                                   (Unaudited)



                                                                                      June 30           December 31
                                                                                        2002               2001
                                                                                    -----------         -----------

ASSETS
Current assets:
        Cash and cash equivalents                                                    $  137.0            $   90.7
        Trade receivables, net of allowance of  $39.4 in 2002 and $33.3 in 2001         618.8               702.8
        Inventories                                                                     470.9               455.1
        Prepaid expenses and other current assets                                       282.7               244.5
                                                                                     --------            --------
               Total current assets                                                   1,509.4             1,493.1


Property, plant and equipment, net                                                      770.7               800.4
Other assets                                                                            155.6               156.4
                                                                                     --------            --------
              Total assets                                                           $2,435.7            $2,449.9
                                                                                     ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Short-term debt                                                               $   11.2            $   11.0
         Accounts payable                                                               363.9               384.7
         Accrued liabilities                                                            639.3               535.4
                                                                                     --------            --------
              Total current liabilities                                               1,014.4               931.1

Long-term debt                                                                          149.1               149.1
Other liabilities                                                                       276.3               293.8
                                                                                     --------            --------
              Total liabilities                                                       1,439.8             1,374.0
                                                                                     --------            --------

Stockholders' equity:
        Preferred stock, $.01 par value, 1.6 shares authorized;
             no shares issued and outstanding                                             -                   -
        Common stock, $.01 par value:
              Class A, 900.0 shares authorized; 126.7 and
                130.4 outstanding in 2002 and 2001 respectively                           1.6                 1.6
              Class B, 10.0 shares authorized; no shares issued and outstanding           -                   -
        Capital in excess of par                                                        840.6               806.2
        Retained earnings                                                             1,449.7             1,289.1
        Treasury stock, at cost; 33.4 and 28.5 shares in 2002
          and 2001, respectively                                                     (1,158.0)             (879.8)
        Accumulated other comprehensive loss                                           (138.0)             (141.2)
                                                                                     --------            --------
              Total stockholders' equity                                                995.9             1,075.9
                                                                                     --------            --------
              Total liabilities and stockholders' equity                             $2,435.7            $2,449.9
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

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (In Millions)
                                   (Unaudited)



                                                                                                      Six Months Ended
                                                                                                           June 30
                                                                                             -----------------------------------

                                                                                                 2002                   2001
                                                                                                 ----                   ----
Cash flows from operating activities:
    Net earnings                                                                                $160.6                 $166.8
        Adjustments to reconcile net earnings to net cash
            provided by operating activities:
              Depreciation and amortization                                                       70.4                   59.1
              Deferred taxes                                                                       0.2                   (3.2)
              Other                                                                               16.9                    3.0
                                                                                                ------                 ------
                                                                                                 248.1                  225.7
              Change in assets and liabilities:
                Trade receivables                                                                139.0                   35.9
                Trade receivables program                                                        (55.0)                 (36.0)
                Inventories                                                                      (15.8)                (139.5)
                Accounts payable                                                                 (20.8)                 (52.8)
                Accrued liabilities                                                              103.9                  (92.5)
                Tax benefits from employee stock plans                                            16.0                   35.3
                Other assets and liabilities                                                     (66.4)                  14.4
                                                                                                ------                 ------
                    Net cash  provided by (used for) operating activities                        349.0                   (9.5)
                                                                                                ------                 ------

Cash flows from investing activities:
           Purchases of property, plant and equipment                                            (45.8)                (116.4)
           Other                                                                                  (0.3)                   0.1
                                                                                                ------                 ------
                  Net cash used for investing activities                                         (46.1)                (116.3)
                                                                                                ------                 ------

Cash flows from financing activities:
    Increase in short-term debt                                                                    1.7                  106.1
    Issuance of treasury stock                                                                     0.6                    1.2
    Purchase of treasury stock                                                                  (278.8)                   -
    Proceeds from employee stock plans                                                            16.4                   19.1
                                                                                                ------                 ------
                  Net cash (used for) provided by financing activities                          (260.1)                 126.4
                                                                                                ------                 ------

Effect of exchange rate changes on cash                                                            3.5                   (2.1)
                                                                                                ------                 ------

Net increase (decrease) in cash and cash equivalents                                              46.3                   (1.5)
Cash and cash equivalents - beginning of period                                                   90.7                   68.5
                                                                                                ------                 ------

Cash and cash equivalents - end of period                                                       $137.0                 $ 67.0
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

          In 2001, the Emerging Issues Task Force ("EITF") reached a consensus that consideration from a vendor to a purchaser of the vendor's products should be characterized as a reduction in revenue as stated in EITF 00-25, Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products, and clarified in EITF 01-9. This EITF consensus was effective for annual or interim financial statements beginning after December 15, 2001, with reclassification required for comparative prior periods. The company adopted this EITF as required in 2002 and the adoption of this statement had no impact on the company's net earnings, financial position or cash flows, but did result in a reclassification of certain prior year reported amounts to conform to the current year's presentation. Both revenue and selling, general and administrative expense for the three months and the six months ended June 30, 2001 were reduced by approximately $7 million and $19 million, respectively, as a result of this reclassification.


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

          The following table presents a rollforward of the liabilities (in millions) incurred in connection with the restructuring activities in 2000 and 2001. These liabilities are reflected as accrued liabilities in the company's consolidated statements of financial position.



               -----------------------------------------------------------------------------------
               Restructuring                            Employee        Other Exit
               Liabilities                            Separations          Costs         Total
               -----------------------------------------------------------------------------------
               December 31, 2001                       $  24.8           $  9.5        $  34.3

               Additions                                   -                -              -
               Payments                                   (8.3)            (1.8)         (10.1)
               -----------------------------------------------------------------------------------
               June 30, 2002                           $  16.5           $  7.7        $  24.2
               -----------------------------------------------------------------------------------

          The accrued restructuring costs for employee separations were associated with approximately 1,600 employees worldwide from various business functions and job classes. Employee separation benefits included severance, medical and other benefits. As of June 30, 2002, approximately 800 employees have exited the business under the restructuring plan. The other exit costs were primarily related to vendor and lease cancellation charges.

          In connection with the company's plans to exit the electronic card manufacturing business in Reynosa, Mexico, Lexmark sold the Reynosa operation to Manufacturers' Services Limited ("MSL") in early July 2002. Approximately 250 Reynosa employees were transferred to MSL as part of the sale transaction in July 2002 and those employees are expected to be retained by MSL.

          Restructuring activities are expected to be substantially completed during 2002. There have been no material changes to the plan since its announcement.

3.        INVENTORIES
         (In millions)

         Inventories consist of the following:
                                                    June 30             December 31
                                                     2002                   2001
                                              -------------------   -------------------

         Work in process                            $156.7                $146.9

         Finished goods                              314.2                 308.2
                                                    ------                ------

                                                    $470.9                $455.1
                                                    ======                ======


4.   DEBT

     Effective May 29, 2002, the company entered into a new $500 million unsecured, revolving credit facility with a group of banks, including a $200 million 364-day portion and a $300 million 3-year portion. Upon entering into the new credit agreement, the company terminated the existing $300 million unsecured, revolving credit facility that was due to expire on January 27, 2003. There were no amounts outstanding under the existing facility upon its termination.

     Under the new credit facility, the company may borrow in dollars, euros, and other optional currencies. The interest rate ranges from 0.35% to 1.25% above the London Interbank Offered Rate (LIBOR) for borrowings denominated in U.S. dollars, the Eurocurrency Interbank Offered Rate (EURIBOR) for borrowings denominated in euros, or other relevant international interest rate for borrowings denominated in another currency. The interest rate spread is based upon the company's debt ratings. In addition, the company is required to pay a facility fee on the $500 million line of credit of 0.075% to 0.25% based upon the company's debt ratings. The interest and facility fees are payable quarterly.

     The new credit agreement contains customary default provisions, leverage and interest coverage restrictions and certain restrictions on secured and subsidiary debt, disposition of assets, liens and mergers and acquisitions. The 364-day portion of the new $500 million credit facility has a maturity date of May 28, 2003, with an option to extend an additional 364 days. The 3-year portion of the new credit facility has a maturity date of May 29, 2005. Any amounts outstanding under the new credit facility are due according to the applicable maturity dates noted above. As of June 30, 2002, there were no amounts outstanding under this credit facility.

5.   STOCKHOLDERS' EQUITY

     In July 2002, the company received authorization from the board of directors to repurchase an additional $200 million of its Class A common stock for a total repurchase authority of $1.4 billion. This repurchase authority allows the company, at management's discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During the second quarter of 2002, the company repurchased approximately
     3.5 million shares in the open market at prices ranging from $50.88 per share to $60.96 per share for a cost of approximately $202 million. During the first six months of 2002, the company repurchased approximately 5.0 million shares at prices ranging from $50.00 per share to $60.96 per share for an aggregate cost of approximately $279 million. As of July 31, 2002, the company had repurchased approximately 34.2 million shares at prices ranging from $10.63 per share to $105.38 per share for an aggregate cost of approximately $1,190 million, leaving $210 million of share repurchase authority.

6.   OTHER COMPREHENSIVE EARNINGS (LOSS)
     (In millions)

     Comprehensive earnings, net of taxes, consists of the following:

                                                           Three Months Ended                   Six Months Ended
                                                                 June 30                            June 30
                                                         -------------------------         -------------------------
                                                             2002         2001                 2002         2001
                                                             ----         ----                 ----         ----

     Net earnings                                           $89.1        $87.1                $160.6      $166.8
     Other comprehensive earnings (loss):
         Foreign currency translation adjustment             15.2         (2.1)                 14.0       (10.7)
         Cash flow hedging, net of reclassifications        (13.6)         4.0                 (10.6)       15.6
         Minimum pension liability adjustment               ( 0.2)         0.2                 ( 0.2)        0.2
                                                            -----        -----                ------      ------
     Comprehensive earnings                                 $90.5        $89.2                $163.8      $171.9
                                                            =====        =====                ======      ======


     Accumulated other comprehensive earnings (loss) consists of the following:

                                                                                               Accumulated
                                                                                Minimum          Other
                                                Translation       Cash Flow     Pension       Comprehensive
                                                Adjustment         Hedges      Liability      Earnings (Loss)
                                               ------------      ----------    ----------    ---------------

     Balance, December 31, 2001                  $(64.3)          $(14.9)       $(62.0)         $(141.2)
     First quarter 2002 change                     (1.2)             3.0           -                1.8
                                                 ------           ------        ------          -------
     Balance, March 31, 2002                      (65.5)           (11.9)        (62.0)          (139.4)
     Second quarter 2002 change                    15.2            (13.6)        ( 0.2)             1.4
                                                 ------           ------       -------          -------
     Balance, June 30, 2002                      $(50.3)          $(25.5)       $(62.2)         $(138.0)
                                                 ======           ======        ======          =======


7.   EARNINGS PER SHARE (EPS)
     (In millions, except per share amounts)

     The following is a reconciliation of the weighted average shares used in the basic and diluted EPS calculations:


                                                       Three Months Ended                     Six Months Ended
                                                            June 30                               June 30
                                                     ------------------------               ------------------------
                                                       2002           2001                  2002              2001
                                                       ----           ----                  ----              ----

     Net earnings                                     $ 89.1           $ 87.1              $160.6            $166.8
                                                      ======           ======              ======            ======

       Weighted average shares used
           for basic EPS                               129.9            129.2               130.2             128.6

     Effect of dilutive securities
         Stock options                                   3.5              5.1                 3.5               4.9
                                                      ------           ------              ------            ------

     Weighted average shares used
         for diluted EPS                               133.4            134.3               133.7             133.5
                                                      ======           ======              ======            ======

     Basic net EPS                                    $ 0.69           $ 0.67              $ 1.23            $ 1.30
     Diluted net EPS                                  $ 0.67           $ 0.65              $ 1.20            $ 1.25


     Options to purchase an additional 2.3 million and 2.0 million shares of Class A common stock for the three and six month periods ended at June 30, 2002 and 2001, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would be antidilutive.


8.   NEW ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed at least annually for impairment. The company adopted SFAS 142 as required on January 1, 2002. During the second quarter of 2002, the company completed the initial transitional goodwill impairment test, which did not indicate any goodwill impairment. Since previously reported goodwill amortization was immaterial for the company in the prior periods presented, the discontinuation of goodwill amortization will not have a material impact on the company's financial position, results of operations or cash flows. Pro forma net earnings and earnings per share are not presented because such amounts are not materially different than amounts previously reported for the three and six months ended June 30, 2001.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (Unaudited)

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

Basis of Presentation
---------------------

In 2001, the Emerging Issues Task Force ("EITF") reached a consensus that consideration from a vendor to a purchaser of the vendor's products should be characterized as a reduction in revenue as stated in EITF 00-25, Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products, and clarified in EITF 01-9. This EITF consensus was effective for annual or interim financial statements beginning after December 15, 2001, with reclassification required for comparative prior periods. The company adopted this EITF as required in 2002 and the adoption of this statement had no impact on the company's net earnings, financial position or cash flows, but did result in a reclassification of certain prior year reported amounts to conform to the current year's presentation. Both revenue and selling, general and administrative expense for the three months and six months ended June 30, 2001 were reduced by approximately $7 million and $19 million, respectively, as a result of this reclassification.

Results of Operations
---------------------

Consolidated revenue for the three months ended June 30, 2002 was $1,058 million, an increase of 8% over the same period of 2001. Revenue was positively affected by foreign currency exchange rates primarily due to strengthening of European currencies against the U.S. dollar. Revenue growth was 6% for the quarter on a constant currency basis. Total U.S. revenue increased $52 million or 12% and international revenue, including exports from the U.S., increased $25 million or 5%.

The quarterly revenue growth was driven by increased sales of laser and inkjet supplies whose revenue increased 18% over 2001. Laser and inkjet supplies revenue was $566 million for the second quarter of 2002, versus $482 million for the same period in 2001, and represents 53% of total revenue versus 49% in 2001. Laser and inkjet printer revenue was $394 million for the second quarter of 2002, a 9% increase from 2001.

For the six months ended June 30, 2002, consolidated revenue was $2,108 million, an increase of 7% over the same period of 2001. Revenue growth was also 7% on a constant currency basis. Total U.S. revenue increased $146 million or 17%, and international revenue, including exports from the U.S., decreased $7 million or 1%.

The revenue growth for the first half of 2002 was driven by increased sales of laser and inkjet supplies whose revenue increased 17% over 2001. Laser and inkjet supplies revenue was $1,112 million for the six months ended June 30, 2002, versus $952 million for the same period in 2001, and represents 53% of total revenue versus 48% in 2001. Laser and inkjet printer revenue was $795 million for the first half of 2002, a 7% increase over 2001.

Revenue from sales to all original equipment manufacturers ("OEM") customers for the three and six months ended June 30, 2002, accounted for less than 10% of consolidated revenue with no single OEM customer accounting for more than 5% of total revenue.

Consolidated gross profit was $339 million for the three months ended June 30, 2002, an increase of 1% from the same period of 2001. For the six months ended June 30, 2002, consolidated gross profit was $648 million, a decrease of 1% from the same period of 2001. Gross profit as a percentage of revenue for the quarter ended June 30, 2002 decreased to 32.0% from 34.2% in the second quarter of 2001. Gross profit as a percentage of revenue for the six months ended June 30, 2002 decreased to 30.8% from 33.4% for the same period in 2001. These decreases were principally due to lower printer margins, partially offset by higher supplies margins and an increase of supplies in the product mix.

Total operating expense increased 1% for both the three and six month periods of 2002 compared to the same periods in 2001. Operating expense as a percentage of revenue for the quarter was 20.4% compared to 21.8% for the corresponding period of 2001. Operating expense as a percentage of revenue for the first half of 2002 was 20.0% compared to 21.3% for the same period of 2001. These decreases reflect the company's continuing focus on expense management and benefits of the restructuring announced in the fourth quarter of 2001.

Consolidated operating income was $123 million for the second quarter of 2002, a slight increase over 2001, due to higher revenue with little expense growth. For the six months ended June 30, 2002, consolidated operating income was $227 million, a decline of $13 million compared to the same period of 2001, principally due to lower gross profit margins.

Non-operating expenses declined $3 million for both the three and six month periods of 2002 as compared to the corresponding periods in 2001. The decrease for the quarter was primarily due to lower borrowings under the company's trade receivables financing program and revolving credit facility as well as lower interest rates. The decrease for the first half of the year was also due to lower borrowings and lower interest rates, partially offset by the write-down of an investment during the first quarter of 2002.

Net earnings for the second quarter of 2002 were $89 million, up 2% compared to the second quarter of 2001, due to the decrease in non-operating expenses. During the second quarter of both 2002 and 2001, the effective income tax rates were lowered. During the second quarter of 2002, the effective income tax rate was reduced from 26.5% to 26.0%, resulting in a quarterly effective income tax rate of 25.6%. During the second quarter of 2001, the effective income tax rate was reduced from 28.0% to 26.5%, resulting in a quarterly effective income tax rate of 25.1%. The decrease in the effective income tax rate was primarily due to lower income tax rates on manufacturing activities in certain countries.

Basic net earnings per share were $0.69 for the second quarter of 2002 compared to $0.67 in the corresponding period of 2001. Diluted net earnings per share were $0.67 in the second quarter of 2002, compared to $0.65 in 2001, an increase of 3%. These increases were primarily due to the increase in net earnings.

Net earnings for the first half of 2002 were $161 million, down 4% compared to the same period of 2001. The decrease was primarily due to lower operating income. The effective income tax rate was 26.0% for the six months ended June 30, 2002 compared to 26.5% for the same period in 2001. The decrease in the effective income tax rate was primarily due to lower income tax rates on manufacturing activities in certain countries.

Basic net earnings per share were $1.23 for the first six months of 2002 compared to $1.30 in the corresponding period of 2001. Diluted net earnings per share were $1.20 for the first six months of 2002 compared to $1.25 in the same period of 2001. These decreases were primarily due to lower net earnings.

Financial Condition
-------------------

The company's financial position remains strong at June 30, 2002, with working capital of $495 million compared to $562 million at December 31, 2001. At June 30, 2002, the company had outstanding $11 million of short-term debt and $149 million of long-term debt. The debt to total capital ratio was 14% at June 30, 2002 compared to 13% at December 31, 2001.

Cash provided by operating activities for the six months ended June 30, 2002 was $349 million compared to $10 million cash used for operating activities for the same period of 2001. The increase in cash flows from operating activities was primarily due to favorable changes in working capital accounts, particularly accrued liabilities, inventories and trade receivables, offset slightly by unfavorable changes in other assets and liabilities.

Effective May 29, 2002, the company entered into a new $500 million unsecured, revolving credit facility with a group of banks, including a $200 million 364-day portion and a $300 million 3-year portion. Upon entering into the new credit agreement, the company terminated the existing $300 million unsecured, revolving credit facility that was due to expire on January 27, 2003. There were no amounts outstanding under the existing facility upon its termination.

Under the new credit facility, the company may borrow in dollars, euros and other optional currencies. The interest rate ranges from 0.35% to 1.25% above the London Interbank Offered Rate (LIBOR) for borrowings denominated in U.S. dollars, the Eurocurrency Interbank Offered Rate (EURIBOR) for borrowings denominated in euros, or other relevant international interest rate for borrowings denominated in another currency. The interest rate spread is based upon the company's debt ratings. In addition, the company is required to pay a facility fee on the $500 million line of credit of 0.075% to 0.25% based upon the company's debt ratings. The interest and facility fees are payable quarterly.

The new credit agreement contains customary default provisions, leverage and interest coverage restrictions and certain restrictions on secured and subsidiary debt, disposition of assets, liens and mergers and acquisitions. The 364-day portion of the new $500 million credit facility has a maturity date of May 28, 2003, with an option to extend an additional 364 days. The 3-year portion of the new credit facility has a maturity date of May 29, 2005. Any amounts outstanding under the new credit facility are due according to the applicable maturity dates noted above. As of June 30, 2002, there were no amounts outstanding under this credit facility.

Capital expenditures for the first six months of 2002 were $46 million compared to $116 million for the same period of 2001. The 2002 capital expenditures were principally for infrastructure support and new product development. It is anticipated that capital expenditures for 2002 will be lower than previously estimated and will be between $125 million and $130 million. The 2002 capital expenditures are expected to be funded primarily through cash from operations.

In July 2002, the company received authorization from the board of directors to repurchase an additional $200 million of its Class A common stock for a total repurchase authority of $1.4 billion. This repurchase authority allows the company, at management's discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During the second quarter of 2002, the company repurchased approximately 3.5 million shares in the open market at prices ranging from $50.88 per share to $60.96 per share for a cost of approximately $202 million. During the first six months of 2002, the company repurchased approximately 5.0 million shares at prices ranging from $50.00 per share to $60.96 per share for an aggregate cost of approximately $279 million. As of July 31, 2002, the company had repurchased approximately 34.2 million shares at prices ranging from $10.63 per share to $105.38 per share for an aggregate cost of approximately $1,190 million, leaving approximately $210 million of share repurchase authority.

Restructuring and related charges
---------------------------------

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

The following table presents a rollforward of the liabilities (in millions) incurred in connection with the restructuring activities in 2000 and 2001. These liabilities are reflected as accrued liabilities in the company's consolidated statements of financial position.


-------------------------------------------------------------------------------
Restructuring                      Employee        Other Exit
Liabilities                   Separations         Costs           Total
-------------------------------------------------------------------------------
December 31, 2001                   $24.8             $9.5           $34.3

Additions                             -                -               -
Payments                             (8.3)            (1.8)          (10.1)
-------------------------------------------------------------------------------
June 30, 2002                       $16.5             $7.7           $24.2
-------------------------------------------------------------------------------

The accrued restructuring costs for employee separations were associated with approximately 1,600 employees worldwide from various business functions and job classes. Employee separation benefits included severance, medical and other benefits. As of June 30, 2002, approximately 800 employees have exited the business under the restructuring plan. The other exit costs were primarily related to vendor and lease cancellation charges.

In connection with the company's plans to exit the electronic card manufacturing business in Reynosa, Mexico, Lexmark sold the Reynosa operation to Manufacturers' Services Limited ("MSL") in early July 2002. Approximately 250 Reynosa employees were transferred to MSL as part of the sale transaction in July 2002 and those employees are expected to be retained by MSL.

Restructuring activities are expected to be substantially completed during 2002. Annual savings from the 2001 restructuring should approximate $55 million, with about $40 million being achieved in 2002. These savings will be used to offset competitive pricing impacts and for new investments.

New Accounting Standards
------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed at least annually for impairment. The company adopted SFAS 142 as required on January 1, 2002. During the second quarter of 2002, the company completed the initial transitional goodwill impairment test, which did not indicate any goodwill impairment. Since previously reported goodwill amortization was immaterial for the company in the prior periods presented, the discontinuation of goodwill amortization will not have a material impact on the company's financial position, results of operations or cash flows. Pro forma net earnings and earnings per share are not presented because such amounts are not materially different than amounts previously reported for the three and six months ended June 30, 2001.

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

o The company's performance depends in part upon its ability to successfully forecast the timing and extent of customer demand and manage worldwide distribution and inventory levels to support the demand of its customers, and to address production and supply constraints, particularly delays in the supply of key components necessary for production, which may result in the company incurring additional costs to meet customer demand. The company's future operating results and its ability to effectively grow or maintain its market share may be adversely affected if it is unable to address these issues on a timely basis. In addition, the complexity of the company's business requires ongoing implementation of software and other systems improvements necessary to support the business, and the failure of any such implementation could have a material adverse effect on the company's financial results.

o Delays in customer purchases of existing products in anticipation of new product introductions by the company or its competitors and market acceptance of new products and pricing programs, the reaction of competitors to any such new products or programs, the life cycles of the company's products, as well as delays in product development and manufacturing, may cause a buildup in the company's inventories, make the transition from current products to new products difficult and could adversely affect the company's future operating results.

o The company's future operating results may be adversely affected if it is unable to continue to develop, manufacture and market products that meet customers' needs. The markets for laser and inkjet printers and associated supplies are increasingly competitive, especially with respect to pricing and the introduction of new technologies and products offering improved features and functionality. The competitive pressure to develop technology and products also could cause significant changes in the level of the company's operating expenses. The company's inability to effectively deal with these competitive issues could have a material adverse effect on the company's financial results.

o The company and its major competitors, many of which have significantly greater financial, marketing and/or technological resources than the company, have regularly lowered prices on their printers and are expected to continue to do so. In particular, both the inkjet and laser printer markets have experienced and are expected to continue to experience significant price pressure. Price reductions on inkjet or laser printers, variations in the cost of component parts, or the inability to reduce costs, contain expenses or increase sales as currently expected, as well as price protection measures, could result in lower profitability and jeopardize the company's ability to grow or maintain its market share.

o The company markets and sells its products through several sales channels to customers and resellers. The company's future results may be adversely affected by any conflicts that might arise between or among its various sales channels. The company has advanced a strategy of forming alliances and OEM arrangements with many companies. One such OEM customer is Compaq Computer Corporation ("Compaq"), which represented less than three percent of the company's revenue in 2001, and the consummation of the HP/Compaq merger has resulted in the loss of Compaq as a customer. Aggressive pricing on laser and inkjet printers and/or associated supplies from customers and resellers, including, without limitation, OEM customers, could result in a material adverse impact on the company's strategy and financial results. In addition, the financial failure or loss of a key alliance or OEM customer, other customer, or reseller, could have a material adverse impact on the company's financial results.

o Competition from or claims by supplies remanufacturers and refillers, as well as various governmental initiatives, may have an adverse impact on the company's supplies business which would likely have an adverse impact on the company's profitability. Price reductions on inkjet and laser supplies products are likely to result in lower profitability and could result in a material adverse impact on the company's strategy and financial results.

o The company relies heavily on its domestic and international production facilities and manufacturing partners for the manufacture of its products and key components of its products. Future operating results may be adversely affected by several factors, including, without limitation, if the company's domestic or international operations or manufacturing partners are unable to supply products reliably, if there are disruptions in international trade, if there are difficulties in transitioning manufacturing activities to other company operations or manufacturing partners, or if there arise production and supply constraints which result in additional costs to the company. In addition, the financial failure or loss of a key supplier could result in a material adverse impact on the company's financial results.

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

Interest Rates
--------------

At June 30, 2002, the fair value of the company's senior notes is estimated at $151 million using quoted market prices and yields obtained through independent pricing sources for the same or similar types of borrowing arrangements, taking into consideration the underlying terms of the debt. The fair value of the senior notes exceeded the carrying value as recorded in the statements of financial position at June 30, 2002 by approximately $2 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $5 million at June 30, 2002.

Foreign Currency Exchange Rates
-------------------------------

The company employs a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the company's functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the company is exposed include the euro, the British pound, the Japanese yen and other Asian and South American currencies. Exposures are hedged with foreign currency forward contracts, put options, and call options with maturity dates of less than eighteen months. The potential loss in fair value at June 30, 2002, for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $19 million. This loss would be mitigated by corresponding gains on the underlying exposures.

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

                           Part II. Other Information




Item 4.   Submission of Matters to a Vote of Security Holders

          The information required to be reported for the company's Annual Meeting of Stockholders held April 30, 2002, was previously reported by the company in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.


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


                                        Lexmark International, Inc.
                                        Registrant)



Date: August 7, 2002                    By: /s/ Gary D. Stromquist
                                           ------------------------
                                        Gary D. Stromquist
                                        Vice President and Corporate Controller
                                        (Chief Accounting Officer)

                                  EXHIBIT INDEX


Exhibits:

10 Multicurrency Revolving Credit Agreement, dated as of May 29, 2002, by and among the company, as Borrower, the Lenders party thereto, Fleet National Bank, as Administrative Agent, Fleet Securities, Inc. as Arranger, JPMorgan Chase Bank and Citicorp USA, Inc. as Co-Syndication Agents, and Key Corporate Capital Inc. and SunTrust Bank as Co-Documentation Agents.

12   Computation of Ratio of Earnings to Fixed Charges.

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Purusant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Purusant to
     Section 906 of the Sarbanes-Oxley Act of 2002.