Form 10-Q
period 2002-09-30
LEXMARK INTERNATIONAL INC /KY/
filed 2002-11-14
CIK 1001288

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  (Mark One)
     |X|        Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
               For the Quarterly Period Ended September 30, 2002

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The registrant had 125,927,849 shares outstanding (excluding shares held in treasury) of Class A common stock, par value $0.01 per share, as of the close of business on November 7, 2002.

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                       Page of
                                                                                      Form 10-Q
                                                                                      ---------

                                     Part I


ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (Unaudited)
                  THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001...........2

         CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION (Unaudited)
                  AS OF SEPTEMBER 30, 2002, AND DECEMBER 31, 2001..........................3

         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001............................4

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)................5-9
..
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION (Unaudited)................................10-17

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................18

ITEM 4.  CONTROLS AND PROCEDURES..........................................................18


                                     Part II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................19

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................................19

                         Part I - Financial Information

Item 1.    Financial Statements

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                     (In Millions, Except Per Share Amounts)
                                   (Unaudited)

                                                       Three Months Ended                   Nine Months Ended
                                                          September 30                        September 30
                                                  -------------------------------   -------------------------------
                                                     2002              2001              2002              2001
                                                     ----              ----              ----              ----
Revenue                                            $1,041.0            $995.7         $3,149.1          $2,964.4
Cost of revenue                                       702.7             693.7          2,162.3           2,004.1
                                                   --------            ------         --------          --------
        Gross profit                                  338.3             302.0            986.8             960.3
                                                   --------            ------         --------          --------

Research and development                               57.9              58.0            182.6             184.4
Selling, general and administrative                   156.7             143.1            453.2             435.2
                                                   --------            ------         --------          --------

        Operating expense                             214.6             201.1            635.8             619.6
                                                   --------            ------         --------          --------

         Operating income                             123.7             100.9            351.0             340.7

Interest expense                                        2.5               3.6              7.9              10.1
Other (income) expense                                 (0.2)              2.0              4.7               8.4
                                                   --------            ------         --------          --------
         Earnings before income taxes                 121.4              95.3            338.4             322.2

Provision for income taxes                             31.6              25.3             88.0              85.4
                                                   --------            ------         --------          --------

         Net earnings                              $   89.8            $ 70.0         $  250.4          $  236.8
                                                   ========            ======         ========          ========

Net earnings per share:
         Basic                                     $   0.71            $ 0.54         $   1.94          $   1.83
                                                   ========            ======         ========          ========

         Diluted                                   $   0.70            $ 0.52         $   1.89          $   1.77
                                                   ========            ======         ========          ========


Shares used in per share calculation:
         Basic                                        126.8             130.2            129.1             129.1
                                                   ========            ======         ========          ========

         Diluted                                      129.2             133.9            132.2             133.6
                                                   ========            ======         ========          ========



See notes to consolidated condensed financial statements.

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                         (In Millions, Except Par Value)
                                   (Unaudited)



                                                                                       September 30        December 31
                                                                                           2002                2001
                                                                                     ----------------    ----------------
ASSETS
Current assets:
        Cash and cash equivalents                                                      $   248.4           $   90.7
        Trade receivables, net of allowances of  $37.1 in 2002 and $33.3 in 2001           605.3              702.8
        Inventories                                                                        511.1              455.1
        Prepaid expenses and other current assets                                          263.4              244.5
                                                                                       ---------           --------
               Total current assets                                                      1,628.2            1,493.1


Property, plant and equipment, net                                                         737.9              800.4
Other assets                                                                               197.8              156.4
                                                                                       ---------           --------
              Total assets                                                             $ 2,563.9           $2,449.9
                                                                                       =========           ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Short-term debt                                                                 $    14.0           $   11.0
       Accounts payable                                                                    424.3              384.7
       Accrued liabilities                                                                 662.3              535.4
                                                                                       ---------           --------
              Total current liabilities                                                  1,100.6              931.1


Long-term debt                                                                             149.2              149.1
Other liabilities                                                                          273.7              293.8
                                                                                       ---------           --------
              Total liabilities                                                          1,523.5            1,374.0
                                                                                       ---------           --------

Stockholders' equity:
        Preferred stock, $.01 par value, 1.6 shares authorized;
             no shares issued and outstanding                                                -                  -
        Common stock, $.01 par value:
              Class A, 900.0 shares authorized; 125.7 and
                130.4 outstanding in 2002 and 2001, respectively                             1.6                1.6
              Class B, 10.0 shares authorized; no shares issued and outstanding              -                  -
        Capital in excess of par                                                           844.3              806.2
        Retained earnings                                                                1,539.5            1,289.1
        Treasury stock, at cost; 34.5 and 28.5 shares in 2002
          and 2001, respectively                                                        (1,209.8)            (879.8)
        Accumulated other comprehensive loss                                              (135.2)            (141.2)
                                                                                       ---------           --------
              Total stockholders' equity                                                 1,040.4            1,075.9
                                                                                       ---------           --------
              Total liabilities and stockholders' equity                               $ 2,563.9           $2,449.9
                                                                                       =========           ========

See notes to consolidated condensed financial statements.

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (In Millions)
                                   (Unaudited)



                                                                                          Nine Months Ended
                                                                                             September 30
                                                                                 -----------------------------------
                                                                                      2002               2001
                                                                                      ----               ----
Cash flows from operating activities:
    Net earnings                                                                    $ 250.4            $ 236.8
        Adjustments to reconcile net earnings to net cash
            provided by operating activities:
              Depreciation and amortization                                           103.5               84.9
              Deferred taxes                                                            1.3               (3.9)
              Other                                                                    37.9                7.3
                                                                                    -------            -------
                                                                                      393.1              325.1
              Change in assets and liabilities:
                Trade receivables                                                     152.5              (37.2)
                Trade receivables program                                             (55.0)             (50.0)
                Inventories                                                           (56.0)            (165.6)
                Accounts payable                                                       39.6              (53.8)
                Accrued liabilities                                                   126.9              (61.1)
                Tax benefits from employee stock plans                                 17.9               42.1
                Other assets and liabilities                                          (86.9)              (2.2)
                                                                                    -------            -------
                 Net cash  provided by (used for) operating activities                532.1               (2.7)
                                                                                    -------            -------

Cash flows from investing activities:
           Purchases of property, plant and equipment                                 (71.2)            (169.6)
           Other                                                                       (2.1)              (0.3)
                                                                                    -------            -------
                 Net cash used for investing activities                               (73.3)            (169.9)
                                                                                    -------            -------

Cash flows from financing activities:
    Increase in short-term debt                                                         8.3              139.3
    Issuance of treasury stock                                                          0.6                1.2
    Purchase of treasury stock                                                       (330.7)               -
    Proceeds from employee stock plans                                                 17.4               24.1
                                                                                    -------            -------
                  Net cash (used for) provided by financing activities               (304.4)             164.6
                                                                                    -------            -------

Effect of exchange rate changes on cash                                                 3.3               (0.4)
                                                                                    -------            -------

Net increase (decrease) in cash and cash equivalents                                  157.7               (8.4)
Cash and cash equivalents - beginning of period                                        90.7               68.5
                                                                                    -------            -------

Cash and cash equivalents - end of period                                           $ 248.4            $  60.1
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

     In 2001, the Emerging Issues Task Force ("EITF") reached a consensus that consideration from a vendor to a purchaser of the vendor's products should be characterized as a reduction in revenue as stated in EITF 00-25, Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products, and clarified in EITF 01-9. This EITF consensus was effective for annual or interim financial statements beginning after December 15, 2001, with reclassification required for comparative prior periods. The company adopted this EITF as required in 2002 and the adoption of this statement had no impact on the company's net earnings, financial position or cash flows, but did result in a reclassification of certain prior year reported amounts to conform to the current year's presentation. Both revenue and selling, general and administrative expense for the three months and the nine months ended
     September 30, 2001 were reduced by approximately $8 million and $26 million, respectively, as a result of this reclassification.

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

     The employee separations were worldwide from various business functions and job classes and separation benefits included severance, medical and other benefits. As of September 30, 2002, approximately 1,200 employees have exited the business under the restructuring plan. This total includes the employees discussed below who were transferred to another company. The other exit costs were primarily related to vendor and lease cancellation charges.

     The following table presents a rollforward of the liabilities (in millions) incurred in connection with the restructuring activities in 2000 and 2001. These liabilities are reflected as accrued liabilities in the company's consolidated statements of financial position.


-------------------------------------------------------------------------------
Restructuring                       Employee        Other Exit
   Liabilities                    Separations          Costs         Total
-------------------------------------------------------------------------------
December 31, 2001                    $ 24.8            $ 9.5          $ 34.3


Payments                              (10.5)            (2.8)          (13.3)
Other                                  (1.2)            (4.2)           (5.4)
-------------------------------------------------------------------------------
September 30, 2002                   $ 13.1            $ 2.5          $ 15.6
-------------------------------------------------------------------------------


In connection with the company's plans to exit the electronic card manufacturing facility in Reynosa, Mexico, Lexmark sold the Reynosa operation to Manufacturers' Services Limited ("MSL") in early July 2002. Approximately 250 Reynosa employees were transferred to MSL as part of the sale transaction and those employees are expected to be retained by MSL. In accordance with the sales agreement, the company prepaid eighteen months of the building lease and agreed to provide support payments to MSL for approximately eighteen months, subject to the terms of the agreement. MSL agreed to assume the building lease payments for the remainder of the lease term. During the third quarter of 2002, the company reversed excess reserves of approximately $5.4 million for lease cancellation charges and employee separation costs, which will not be incurred as a result of the sale to MSL. The company recorded a charge for approximately the same amount related to the support agreement with MSL.

Restructuring activities are expected to be substantially completed during 2002 although some payments are projected to be made in 2003.


3.     INVENTORIES
      (In millions)

       Inventories consist of the following:
                                               September 30       December 31
                                                   2002              2001
                                              ---------------    --------------
      Work in process                             $163.2            $146.9
      Finished goods                               347.9             308.2
                                                  ------            ------
                                                  $511.1            $455.1
                                                  ======            ======


4.   PROPERTY, PLANT AND EQUIPMENT

     During the third quarter of 2002, the company recorded an asset impairment write-off of approximately $15.8 million related to the abandonment of a customer relationship management software project. Year-to-date September 30, 2002 total write-offs of internal use software projects were approximately $21.6 million. The remaining balance of internal use software projects recorded in property, plant and equipment in the consolidated statements of financial position were approximately $31.0 million at September 30, 2002, compared to $40.8 million at December 31, 2001.

     The third quarter 2002 asset impairment write-off was determined in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and is included on the cost of revenue line in the consolidated statements of earnings.

5.   DEBT

     Effective May 29, 2002, the company entered into a new $500 million unsecured, revolving credit facility with a group of banks, including a $200 million 364-day portion and a $300 million 3-year portion. Upon entering into the new credit agreement, the company terminated the old $300 million unsecured, revolving credit facility that was due to expire on January 27, 2003. There were no amounts outstanding under the old facility upon its termination.

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

     The new credit agreement contains customary default provisions, leverage and interest coverage restrictions and certain restrictions on secured and subsidiary debt, disposition of assets, liens and mergers and acquisitions. The 364-day portion of the new $500 million credit facility has a maturity date of May 28, 2003, with an option to extend an additional 364 days. The 3-year portion of the new credit facility has a maturity date of May 29, 2005. Any amounts outstanding under the new credit facility are due according to the applicable maturity dates noted above. As of September 30, 2002, there were no amounts outstanding under the new credit facility.


6.   STOCKHOLDERS' EQUITY

     In July 2002, the company received authorization from the board of directors to repurchase an additional $200 million of its Class A common stock for a total repurchase authority of $1.4 billion. This repurchase authority allows the company, at management's discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During the third quarter of 2002, the company repurchased approximately 1.1 million shares in the open market at prices ranging from $41.97 per share to $47.90 per share for a cost of approximately $52 million. During the first nine months of 2002, the company repurchased approximately 6.1 million shares at prices ranging from $41.97 per share to $60.96 per share for an aggregate cost of approximately $331 million. On an inception-to-date basis through September 30, 2002, the company had repurchased approximately 34.7 million shares at prices ranging from $10.63 per share to $105.38 per share for an aggregate cost of approximately $1.2 billion, leaving $188 million of share repurchase authority remaining.

7.   OTHER COMPREHENSIVE EARNINGS (LOSS)
     (In millions)

     Comprehensive earnings, net of taxes, consists of the following:


                                                          Three Months Ended        Nine Months Ended
                                                             September 30             September 30
                                                      --------------------------  ---------------------
                                                          2002          2001        2002         2001
                                                          ----          ----        ----         ----
     Net earnings                                        $89.8         $70.0       $250.4       $236.8
     Other comprehensive earnings (loss):
         Foreign currency translation adjustment          (3.1)          5.7         10.9         (5.0)
         Cash flow hedging, net of reclassifications       5.9         (17.9)        (4.7)        (2.3)
         Minimum pension liability adjustment              -            (0.1)        (0.2)         0.1
                                                         -----         -----       ------       ------
     Comprehensive earnings                              $92.6         $57.7       $256.4       $229.6
                                                         =====         =====       ======       ======


     Accumulated other comprehensive earnings (loss) consists of the following:

                                                                                   Accumulated
                                                         Cash      Minimum           Other
                                      Translation        Flow      Pension       Comprehensive
                                       Adjustment       Hedges    Liability      Earnings (Loss)
                                       ----------      --------   ---------      ---------------

     Balance, December 31, 2001         $(64.3)         $(14.9)    $(62.0)          $(141.2)
     First quarter 2002 change            (1.2)            3.0        -                 1.8
                                        ------          ------     ------           -------
     Balance, March 31, 2002             (65.5)          (11.9)     (62.0)           (139.4)
     Second quarter 2002 change           15.2           (13.6)      (0.2)              1.4
                                        ------          ------     ------           -------
     Balance, June 30, 2002              (50.3)          (25.5)     (62.2)           (138.0)
     Third quarter 2002 change            (3.1)            5.9        -                 2.8
                                        ------          ------     ------           -------
     Balance, September 30, 2002        $(53.4)         $(19.6)    $(62.2)          $(135.2)
                                        ======          ======     ======           =======

8.   EARNINGS PER SHARE (EPS)
     (In millions, except per share amounts)

     The following is a reconciliation of the weighted average shares used in the basic and diluted EPS calculations:

                                                   Three Months Ended                       Nine Months Ended
                                                      September 30                            September 30
                                            ----------------------------------      --------------------------------
                                                 2002              2001                  2002              2001
                                                 ----              ----                  ----              ----

     Net earnings                              $  89.8          $  70.0                 $250.4            $236.8
                                               =======          =======                 ======            ======
      Weighted average shares used
        for basic EPS                            126.8            130.2                  129.1             129.1

     Effect of dilutive securities:
        Stock options                              2.4              3.7                    3.1               4.5
                                               -------          -------                 ------            ------

     Weighted average shares used
        for diluted EPS                          129.2            133.9                  132.2             133.6
                                               =======          =======                 ======            ======


     Basic net EPS                             $  0.71          $  0.54                 $ 1.94            $ 1.83
     Diluted net EPS                           $  0.70          $  0.52                 $ 1.89            $ 1.77


     Options to purchase an additional 7.8 million and 3.9 million shares of Class A common stock for the three month periods and 2.2 million and 1.9 million shares for the nine month periods ended at September 30, 2002 and 2001, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would be antidilutive.

9.    NEW ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed at least annually for impairment. The company adopted SFAS 142 as required on January 1, 2002. During the second quarter of 2002, the company completed the initial transitional goodwill impairment test, which did not indicate any goodwill impairment. Since previously reported goodwill amortization was immaterial for the company in the prior periods presented, the discontinuation of goodwill amortization will not have a material impact on the company's financial position, results of operations or cash flows. Pro forma net earnings and earnings per share are not presented because such amounts are not materially different than amounts previously reported for the three and nine months ended September 30, 2001.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies the previous guidance of Emerging Issues Task Force ("EITF") No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity
     (including Certain Costs Incurred in Restructuring), which recognized a liability for an exit cost at the date of an entity's commitment to an exit plan. SFAS 146 requires that the initial measurement of a liability be at fair value. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The impact of this statement on the company, should it have any future restructuring activities, would be primarily related to the timing of when charges are recorded.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
        (Unaudited)

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

Basis of Presentation
---------------------

In 2001, the Emerging Issues Task Force ("EITF") reached a consensus that consideration from a vendor to a purchaser of the vendor's products should be characterized as a reduction in revenue as stated in EITF 00-25, Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products, and clarified in EITF 01-9. This EITF consensus was effective for annual or interim financial statements beginning after December 15, 2001, with reclassification required for comparative prior periods. The company adopted this EITF as required in 2002 and the adoption of this statement had no impact on the company's net earnings, financial position or cash flows, but did result in a reclassification of certain prior year reported amounts to conform to the current year's presentation. Both revenue and selling, general and administrative expense for the three months and nine months ended September 30, 2001 were reduced by approximately $8 million and $26 million, respectively, as a result of this reclassification.

Results of Operations
---------------------

Consolidated revenue for the three months ended September 30, 2002 was $1,041 million, an increase of 5% over the same period of 2001. Total U.S. revenue increased $35 million or 7% and international revenue, including exports from the U.S., increased $11 million or 2%. Revenue was positively affected by foreign currency exchange rates primarily due to strengthening of European currencies against the U.S. dollar. Revenue growth was 2% for the quarter on a constant currency basis.

The quarterly revenue growth was driven by increased sales of laser and inkjet supplies whose revenue increased 19% over 2001. Laser and inkjet supplies revenue was $568 million for the third quarter of 2002, versus $476 million for the same period in 2001, and represents 55% of total revenue versus 48% in 2001. Laser and inkjet printer revenue was $381 million for the third quarter of 2002, a 3% decrease from 2001.

For the nine months ended September 30, 2002, consolidated revenue was $3,149 million, an increase of 6% over the same period of 2001. Total U.S. revenue increased $181 million or 13%, and international revenue, including exports from the U.S., increased $4 million or less than 1%. Revenue growth was 5% for the nine months on a constant currency basis.

The revenue growth for the first nine months of 2002 was driven by increased sales of laser and inkjet supplies whose revenue increased 18% over 2001. Laser and inkjet supplies revenue was $1,681 million for the nine months ended September 30, 2002, versus $1,428 million for the same period in 2001, and represents 53% of total revenue versus 48% in 2001. Laser and inkjet printer revenue was $1,176 million for the first nine months of 2002, a 3% increase over 2001.

Revenue from sales to all original equipment manufacturers ("OEM") customers for the three and nine months ended September 30, 2002, accounted for less than 10% of consolidated revenue with no single OEM customer accounting for more than 5% of total revenue.

During the third quarter of 2002, the company recorded an asset impairment write-off of $15.8 million ($11.7 million, net of taxes) related to the abandonment of a customer relationship management software project. This charge is included on the cost of revenue line in the consolidated statements of earnings.

Consolidated gross profit was $338 million for the three months ended September 30, 2002, an increase of 12% from the same period of 2001. Gross profit as a percentage of revenue for the quarter ended September 30, 2002 increased to 32.5% from 30.3% in the third quarter of 2001, an increase of 2.2 percentage points. The increase was primarily due to an increase of supplies in the product mix (2.1 percentage points) and higher supplies margins (1.7 percentage points), partially offset by the previously discussed asset impairment write-off (1.5 percentage points). For the nine months ended September 30, 2002, consolidated gross profit was $987 million, an increase of 3% from the same period of 2001. Gross profit as a percentage of revenue for the nine months ended September 30, 2002 decreased to 31.3% from 32.4% for the same period in 2001, a decline of 1.1 percentage points. The decrease was principally due to lower printer margins (2.8 percentage points), partially offset by an increase of supplies in the product mix (1.6 percentage points).

Total operating expense increased 7% for the quarter ended September 30, 2002 and increased 3% for the first nine months of 2002 compared to the same periods in 2001. Operating expense as a percentage of revenue for the quarter was 20.6% compared to 20.2% for the corresponding period of 2001. The increase in 2002 was principally due to the write-off of design costs related to a proposed manufacturing facility. Operating expense as a percentage of revenue for the first nine months of 2002 was 20.2% compared to 20.9% for the same period of 2001. This decrease primarily reflects the benefits of the restructuring announced in the fourth quarter of 2001.

Consolidated operating income was $124 million for the third quarter of 2002, a 23% increase over the same period in 2001, principally due to the increase in gross profit margin, offset somewhat by higher operating expenses. For the nine months ended September 30, 2002, consolidated operating income was $351 million, an increase of $10 million compared to the same period of 2001. The increase was principally due to increased sales of laser and inkjet supplies and lower operating expense as a percentage of revenue, offset somewhat by lower gross profit margins.

Non-operating expenses declined $3 million and $6 million, respectively, for the three and nine month periods of 2002 as compared to the corresponding periods in 2001. The decrease for the quarter was primarily due to lower sales of receivables under the company's trade receivables program and lower borrowings under the revolving credit facility as well as lower interest rates. The decrease for the first nine months of the year was also due to lower sales of receivables, lower borrowings and lower interest rates, partially offset by the $3.6 million write-down of an investment during the first quarter of 2002.

Net earnings for the third quarter of 2002 were $90 million, up 28% compared to the third quarter of 2001, primarily due to improved operating income. The income tax provision was 26.0% of earnings before tax for the three months ended September 30, 2002 as compared to 26.5% in the same period of 2001. The decrease in the effective income tax rate was primarily due to lower income tax rates on manufacturing activities in certain countries.

Net earnings for the first nine months of 2002 were $250 million, an increase of 6% compared to the same period of 2001. The increase was primarily due to improved operating income and decreases in non-operating expenses. The effective income tax rate was 26.0% for the nine months ended September 30, 2002 compared to 26.5% for the same period in 2001. The decrease in the effective income tax rate was primarily due to lower income tax rates on manufacturing activities in certain countries.

Basic net earnings per share were $0.71 for the third quarter of 2002 compared to $0.54 in the corresponding period of 2001. Diluted net earnings per share were $0.70 in the third quarter of 2002, compared to $0.52 in 2001, an increase of 33%. These increases were primarily due to the increase in net earnings and fewer shares outstanding.

Basic net earnings per share were $1.94 for the first nine months of 2002 compared to $1.83 in the corresponding period of 2001. Diluted net earnings per share were $1.89 for the first nine months of 2002 compared to $1.77 in the same period of 2001, an increase of 7%. These increases were primarily due to the increase in net earnings.

Financial Condition
-------------------

The company's financial position remains strong at September 30, 2002, with working capital of $528 million compared to $562 million at December 31, 2001. At September 30, 2002, the company had outstanding $14 million of short-term debt and $149 million of long-term debt. The company had also sold $30 million of its U.S. trade receivables at September 30, 2002 compared to $85 million at December 31, 2001. The debt to total capital ratio was 14% at September 30, 2002 compared to 13% at December 31, 2001.

Cash provided by operating activities for the nine months ended September 30, 2002 was $532 million compared to $3 million cash used for operating activities for the same period of 2001. The increase in cash flows from operating activities in 2002 compared to 2001 was primarily due to favorable cash flow changes in working capital accounts, particularly accrued liabilities, trade receivables, inventories and accounts payable, partially offset by unfavorable changes in other assets and liabilities. The favorable cash flow changes in working capital accounts were principally due to the company's continued focus on cash cycle management. As part of this focus, the company's days of sales outstanding has declined to 46 days at September 30, 2002, from 51 days at December 31, 2001. The days of sales outstanding is calculated on a 90 day moving average based on gross accounts receivable and is adjusted for certain accounts receivable items which have no corresponding revenue, such as value-added taxes. Management believes that cash provided by operations will continue to be sufficient to meet operating and capital requirements.

The increase in other assets reflects a $50 million funding of the U.S. pension plan in the current year. As a result of current market trends and other long-term economic outlooks, the company expects to reduce its U.S. long-term pension asset return assumption for 2003. The reduction in the pension asset return assumption is not expected to have a material impact on results of operations.

Cash used for investing activities for the nine months ended September 30, 2002 was $97 million less than the comparable 2001 period, principally due to lower capital spending for manufacturing expansion projects.

Cash used for financing activities for the nine months ended September 30, 2002 was $304 million compared to $165 million cash provided by financing activities for the same period of 2001. In 2002, the company purchased $331 million of treasury stock compared to no purchases during 2001. In 2001, the company used its revolving credit facility to finance capital and operating requirements, which resulted in an increase to short-term debt.

Effective May 29, 2002, the company entered into a new $500 million unsecured, revolving credit facility with a group of banks, including a $200 million 364-day portion and a $300 million 3-year portion. Upon entering into the new credit agreement, the company terminated the old $300 million unsecured, revolving credit facility that was due to expire on January 27, 2003. There were no amounts outstanding under the old facility upon its termination.

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

The new credit agreement contains customary default provisions, leverage and interest coverage restrictions and certain restrictions on secured and subsidiary debt, disposition of assets, liens and mergers and acquisitions. The 364-day portion of the new $500 million credit facility has a maturity date of May 28, 2003, with an option to extend an additional 364 days. The 3-year portion of the new credit facility has a maturity date of May 29, 2005. Any amounts outstanding under the new credit facility are due according to the applicable maturity dates noted above. As of September 30, 2002, there were no amounts outstanding under the new credit facility.

Capital expenditures for the first nine months of 2002 were $71 million compared to $170 million for the same period of 2001. The 2002 capital expenditures were principally for infrastructure support and new product development. It is anticipated that capital expenditures for 2002 will be less than $120 million and are expected to be funded primarily through cash from operations.

In July 2002, the company received authorization from the board of directors to repurchase an additional $200 million of its Class A common stock for a total repurchase authority of $1.4 billion. This repurchase authority allows the company, at management's discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During the third quarter of 2002, the company repurchased approximately 1.1 million shares in the open market at prices ranging from $41.97 per share to $47.90 per share for a cost of approximately $52 million. During the first nine months of 2002, the company repurchased approximately 6.1 million shares at prices ranging from $41.97 per share to $60.96 per share for an aggregate cost of approximately $331 million. On an inception-to-date basis through September 30, 2002, the company had repurchased approximately 34.7 million shares at prices ranging from $10.63 per share to $105.38 per share for an aggregate cost of approximately $1.2 billion, leaving approximately $188 million of share repurchase authority remaining.

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

The employee separations were worldwide from various business functions and job classes and separation benefits included severance, medical and other benefits. As of September 30, 2002, approximately 1,200 employees have exited the business under the restructuring plan. This total includes the employees discussed below who were transferred to another company. The other exit costs were primarily related to vendor and lease cancellation charges.

The following table presents a rollforward of the liabilities (in millions) incurred in connection with the restructuring activities in 2000 and 2001. These liabilities are reflected as accrued liabilities in the company's consolidated statements of financial position.


-------------------------------------------------------------------------------
Restructuring                     Employee        Other Exit
   Liabilities                  Separations          Costs          Total
--------------------------------------------------------------------------------

December 31, 2001                 $ 24.8            $ 9.5          $ 34.3


Payments                           (10.5)            (2.8)          (13.3)
Other                               (1.2)            (4.2)           (5.4)
-------------------------------------------------------------------------------
September 30, 2002                $ 13.1            $ 2.5          $ 15.6
-------------------------------------------------------------------------------


In connection with the company's plans to exit the electronic card manufacturing facility in Reynosa, Mexico, Lexmark sold the Reynosa operation to Manufacturers' Services Limited ("MSL") in early July 2002. Approximately 250 Reynosa employees were transferred to MSL as part of the sale transaction and those employees are expected to be retained by MSL. In accordance with the sales agreement, the company prepaid eighteen months of the building lease and agreed to provide support payments to MSL for approximately eighteen months, subject to the terms of the agreement. MSL agreed to assume the building lease payments for the remainder of the lease term. During the third quarter of 2002, the company reversed excess reserves of approximately $5.4 million for lease cancellation charges and employee separation costs, which will not be incurred as a result of the sale to MSL. The company recorded a charge for approximately the same amount related to the support agreement with MSL.

Restructuring activities are expected to be substantially completed during 2002 although some payments are projected to be made in 2003. Annual savings from the 2001 restructuring should approximate $55 million, with about $40 million being achieved in 2002. These savings are being used to offset competitive pricing impacts and for new product investments.

New Accounting Standards
------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed at least annually for impairment. The company adopted SFAS 142 as required on January 1, 2002. During the second quarter of 2002, the company completed the initial transitional goodwill impairment test, which did not indicate any goodwill impairment. Since previously reported goodwill amortization was immaterial for the company in the prior periods presented, the discontinuation of goodwill amortization will not have a material impact on the company's financial position, results of operations or cash flows. Pro forma net earnings and earnings per share are not presented because such amounts are not materially different than amounts previously reported for the three and nine months ended September 30, 2001.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies the previous guidance of Emerging Issues Task Force
("EITF") No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring), which recognized a liability for an exit cost at the date of an entity's commitment to an exit plan. SFAS 146 requires that the initial measurement of a liability be at fair value. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The impact of this statement on the company, should it have any future restructuring activities, would be primarily related to the timing of when charges are recorded.

Factors That May Affect  Future  Results and  Information  Concerning  Forward -
--------------------------------------------------------------------------------
Looking Statements
------------------

Statements contained in this report which are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the company. There can be no assurance that future developments affecting the company will be those anticipated by management, and there are a number of factors that could adversely affect the company's future operating results or cause the company's actual results to differ materially from the estimates or expectations reflected in such forward-looking statements, including without limitation, the factors set forth below:

o Unfavorable global economic conditions may adversely impact the company's future operating results. Since the second quarter of 2001, the company has experienced weak markets for its products. Continued softness in these markets and uncertainty about the timing and extent of the global economic downturn by both corporate and consumer purchasers of the company's products could result in lower demand for the company's products. Weakness in demand may result in excessive inventory for the company and/or its reseller channel which may adversely affect sales, pricing, risk of obsolescence and/or other elements of the company's operating results.

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

o The company's future operating results may be adversely affected if it is unable to continue to develop, manufacture and market products that are reliable, competitive and meet customers' needs. The markets for laser and inkjet products and associated supplies are increasingly competitive, especially with respect to pricing and the introduction of new technologies and products offering improved features and functionality. The company's inability to effectively deal with these competitive issues could have a material adverse affect on the company's financial results.

o The company and its major competitors, many of which have significantly greater financial, marketing and/or technological resources than the company, have regularly lowered prices on their products and are expected to continue to do so. In particular, both the inkjet and laser printer markets have experienced and are expected to continue to experience significant price pressure. Price reductions on inkjet or laser products or the inability to reduce costs including warranty costs, contain expenses or increase sales as currently
expected,  as  well  as  price  protection  measures,   could  result  in  lower
profitability and jeopardize the company's ability to grow or maintain its market share.

o The company markets and sells its products through several sales channels to customers and resellers. The company's future results may be adversely affected by any conflicts that might arise between or among its various sales channels. The company has advanced a strategy of forming alliances and OEM arrangements with many companies. One such OEM customer is Compaq Computer Corporation ("Compaq"), which represented less than three percent of the company's revenue in 2001, and the consummation of the HP/Compaq merger has resulted in the loss of Compaq as a customer. Aggressive pricing on laser and inkjet printers and/or associated supplies from customers and resellers, including, without limitation, OEM customers, could result in a material adverse impact on the company's strategy and financial results. In addition, the financial failure or loss of a key customer or reseller could have a material adverse impact on the company's financial results.

o Competition from supplies remanufacturers and refillers, as well as various legislative initiatives supported by such competitors, may have an adverse impact on the company's supplies business which would likely have an adverse impact on the company's profitability. Price reductions on inkjet and laser supplies products, regardless of their cause, are likely to result in lower profitability and could result in a material adverse impact on the company's strategy and financial results.

o The company relies heavily on its international production facilities and international manufacturing partners for the manufacture of its products and key components of its products. Future operating results may be adversely affected by several factors, including, without limitation, if the company's international operations or manufacturing partners are unable to supply products reliably, if there are disruptions in international trade including disruptions at important points of exit and entry, if there are difficulties in transitioning such manufacturing activities from the company to its international operations or manufacturing partners, or if there arise production and supply constraints which result in additional costs to the company. In addition, the financial failure or loss of a key supplier could result in a material adverse impact on the company's financial results.

o The company's inability to perform satisfactorily under service contracts for managed print services and other customer services may result in the loss of customers, loss of reputation and/or financial consequences that may have a material adverse impact on the company's financial results and strategy.

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

Interest Rates
--------------

At September 30, 2002, the fair value of the company's senior notes is estimated at $158 million using quoted market prices and yields obtained through independent pricing sources for the same or similar types of borrowing arrangements, taking into consideration the underlying terms of the debt. The fair value of the senior notes exceeded the carrying value as recorded in the statements of financial position at September 30, 2002 by approximately $9 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $4 million at September 30, 2002.

Foreign Currency Exchange Rates
-------------------------------

The company employs a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the company's functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the company is exposed include the euro, the British pound, the Canadian dollar, the Japanese yen and other Asian and South American currencies. Exposures are hedged with foreign currency forward contracts, put options, and call options with maturity dates of less than eighteen months. The potential loss in fair value at September 30, 2002, for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $30 million. This loss would be mitigated by corresponding gains on the underlying exposures.

Item 4.  Controls and Procedures

       (a)          Evaluation  of  disclosure  controls  and  procedures:   The
                    ------------------------------------------------------
          company's principal executive officer and principal financial officer have evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within ninety days prior to the filing date of this report, and have concluded that, as of such date the company's disclosure controls and procedures were adequate and effective.

       (b)          Changes in  internal  controls:  There  were no  significant
                    ------------------------------
          changes in the company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses in the company's internal controls identified as part of the evaluation, and, as a result, no corrective actions were required or undertaken.

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

                           Part II. Other Information




Item 4.    Submission of Matters to a Vote of Security Holders

           None.

Item 6.    Exhibits and Reports on Form 8-K

           (c)      Exhibits:

               A list of exhibits is set forth in the Exhibit Index found on page 23 of this report.

           (d)      Reports on Form 8-K:

               A Current Report on Form 8-K dated August 7, 2002 was filed by the company with the Securities and Exchange Commission to provide Regulation FD information concerning the submission of sworn statements by the Principal Executive Officer and Principal Financial Officer pursuant to SEC Order No. 4-460.

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


                                       Lexmark International, Inc.
                                       (Registrant)



Date: November 14, 2002                 By: /s/ Gary D. Stromquist
                                            ----------------------
                                        Gary D. Stromquist
                                        Vice President and Corporate Controller
                                        (Chief Accounting Officer)

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

                                  CERTIFICATION

I, Paul J. Curlander, certify that:

1.   I  have   reviewed   this   quarterly   report  on  Form  10-Q  of  Lexmark
     International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                    /s/ Paul J. Curlander
                                           ---------------------
                                           Paul J. Curlander
                                           Chairman and Chief Executive Officer

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

                                  CERTIFICATION


I, Gary E. Morin, certify that:

1.   I  have   reviewed   this   quarterly   report  on  Form  10-Q  of  Lexmark
     International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                            /s/ Gary E. Morin
                                                   -----------------
                                                   Gary E. Morin
                                                   Executive Vice President and
                                                   Chief Financial Officer

                                  EXHIBIT INDEX


Exhibits:

10.1 Amendment to Receivables Purchase Agreement, dated as of October 17, 2002, by and among Lexmark Receivables Corporation ("LRC"), as Seller, CIESCO L.P., as Investor, Citibank, N.A., Citicorp North America, Inc., as Agent, and the company, as Collection Agent and Originator.

10.2 Amendment to Purchase and Contribution Agreement, dated as of October 17, 2002, by and between the company, as Seller, and LRC, as Purchaser.

12   Computation of Ratio of Earnings to Fixed Charges.

99.1 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.