Form 10-K
period 2002-12-31
LEXMARK INTERNATIONAL INC /KY/
filed 2003-03-14
CIK 1001288

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes X No ___

As of March 7, 2003, there were outstanding 126,863,815 shares (excluding shares held in treasury) of the registrant's Class A common stock, par value $.01, which is the only class of voting common stock of the registrant, and there were no shares outstanding of the registrant's Class B common stock, par value $.01. As of that date, the aggregate market value of the shares of voting common stock held by non-affiliates of the registrant (based on the closing price for the Class A common stock on the New York Stock Exchange on March 7, 2003) was approximately $8,038,669,838.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the company's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, is incorporated by reference in Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

                                   FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                                                         PAGE OF
                                                                        FORM 10-K
                                                                        ---------
                                PART I

Item 1.   BUSINESS....................................................      1

Item 2.   PROPERTIES..................................................     12

Item 3.   LEGAL PROCEEDINGS...........................................     13

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     13

                               PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.......................................     14

Item 6.   SELECTED FINANCIAL DATA.....................................     15

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.................................     16

Item 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK..     32

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................     34

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE..................................     65

                               PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........     65

Item 11.  EXECUTIVE COMPENSATION......................................     65

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT................................................     65

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............     65

Item 14.  CONTROLS AND PROCEDURES.....................................     65

                               PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
            8-K.......................................................     66

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Lexmark International, Inc., ("International") is a Delaware corporation which is the surviving company of a merger between itself and its former parent holding company, Lexmark International Group, Inc., ("Group") consummated on July 1, 2000. Group was formed in July 1990 in connection with the acquisition of IBM Information Products Corporation from International Business Machines Corporation ("IBM"). The acquisition was completed in March 1991. Prior to its merger with International, Group had as its only significant asset all of the outstanding common stock of International. On November 15, 1995, Group completed its initial public offering of Class A common stock. International now trades on the New York Stock Exchange under the symbol "LXK." Hereinafter, the "company" and "Lexmark" will refer to Group (including its subsidiaries, as the context requires) for all events prior to July 1, 2000 and will refer to International (including its subsidiaries, as the context requires) for all events subsequent to the merger.

Lexmark is a leading developer, manufacturer and supplier of printing solutions -- including laser and inkjet printers, multifunction products, associated supplies and services -- for offices and homes. Lexmark develops and owns most of the technology for its mono and color laser and color inkjet printers and associated supplies, and that differentiates the company from most of its major competitors, including Hewlett-Packard, which purchases its laser engines and cartridges from a third party. Lexmark also sells dot matrix printers for printing single and multi-part forms by business users and develops, manufactures and markets a broad line of other office imaging products. The company operates in the office products industry segment.

Revenue derived from international sales, including exports from the United States, make up about half of the company's consolidated revenue, with Europe accounting for approximately two-thirds of international sales. Lexmark's products are sold in over 150 countries in North and South America, Europe, the Middle East, Africa, Asia, the Pacific Rim and the Caribbean. Currency translation has significantly affected international revenue and cost of revenue. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations -- Effect of Currency Exchange Rates and Exchange Rate Risk Management for more information. As the company's international operations continue to grow, additional management attention will be required to focus on the operation and expansion of the company's global business and to manage the cultural, language and legal differences inherent in international operations. A summary of the company's revenue and long-lived assets by geographic area is found in Note 16 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

MARKET OVERVIEW

In 2002, estimated worldwide revenue for printing hardware and associated supplies in the 1-50 pages per minute ("ppm") speed category, including monochrome (black) and color laser, inkjet and dot matrix printers, exceeded $40 billion. Lexmark management believes that industry revenue grew slightly in 2002 and industry analysts estimate that the market will in the aggregate experience modest growth through 2006.

---------------

Certain information contained in the "Market Overview" section has been obtained from industry sources. Data available from industry analysts varies widely among sources. The company bases its analysis of market trends on the data available from several different industry analysts.

Management believes that the total printing output opportunity is expanding as copiers and fax machines have begun to be integrated into multifunction printers. With the integration of print/ copy/fax capabilities, traditional copy and fax pages are now becoming part of the total printing opportunity and management believes that this shift should favor companies like Lexmark based on its experience in providing industry leading network printing solutions and multifunction printers.

The Internet is positively impacting Lexmark's business in several ways. Management believes that as more information is available over the Internet, and new tools are being developed to access it, more of the information from the Internet is being printed. This is especially beneficial for printer and supplies manufacturers who benefit from the increase in pages printed, since so much of the Internet content is rich in color and graphics. The Internet also allows Lexmark to communicate with and provide support to customers in new and more valuable ways in addition to reducing costs through achieving operational efficiencies.

The laser printer market is primarily serving business customers and can be divided into two major categories -- shared workgroup printers, which are typically attached directly to networks, and lower priced desktop printers attached to PCs or small workgroup networks. The shared workgroup printers include color and monochrome laser printers that are easily upgraded to include additional input and output capacity, additional memory and storage, and typically include high performance internal network adapters. Most shared workgroup printers also have sophisticated network management software tools. Based on industry data, within the overall laser printer market, Lexmark has gained market share over the past five years and it is currently second in the market. At the end of 2002, the company estimated its installed base of laser printers at 4.9 million units versus 4.4 million units at year-end 2001.

Laser printer unit growth in recent years has generally exceeded the growth rate of laser printer revenue due to unit growth in lower priced desktop laser printers and unit price reductions, and management believes this trend will continue. This pricing pressure is partially offset by the tendency of customers in the shared workgroup laser market to add higher profit margin optional features including network adapters, document management software, additional memory, paper handling and multifunction capabilities.

The inkjet printer market is predominantly a consumer market but may also include business users who may choose inkjet printers as a lower priced alternative or supplement to laser printers for personal desktop use. Based on industry data, over the last four years the company's unit market share has doubled to just under 20%. Growth in color inkjet printer revenue has been slower than unit growth due to price reductions, which management expects to continue. The greater affordability of color inkjet printers, as well as the growth in the inkjet-based multifunction devices (all-in-one printers), have been important factors in the growth of this market. At the end of 2002, the company estimated its installed base of inkjet printers at 45 million units versus 37 million units at year-end 2001.

The markets for dot matrix printers and most of the company's other office imaging products, including supplies for select IBM branded printers, aftermarket supplies for original equipment manufacturer ("OEM") products, and typewriter supplies continue to decline as these markets mature, and underlying printer installed bases are replaced.

STRATEGY

Lexmark's strategy is based on a business model of building an installed base of printers and multifunction products that will then generate demand for Lexmark's related supplies and services. Lexmark is executing a three-pronged strategy in implementing its business model. First, the company is pursuing an increased share of printing solutions in the corporate and consumer markets. Second, Lexmark is using its technology strengths to maintain a competitive difference in its printing products, supplies, software and services. Third, the company uses a differentiated marketing and sales approach.

Lexmark's business customer strategy is to target large corporations, small and medium businesses and the public sector to increase market share by providing high quality, technologically advanced products at competitive prices. Lexmark will continue to identify and focus on customer segments where Lexmark can differentiate itself by providing printing solutions that meet specific customer needs.

For the business customer, Lexmark continues to offer an array of advanced laser printing solutions at competitive prices. The company believes that it is well-positioned to take advantage of the potential growth in demand for network attached printers due to its development and ownership of all key hardware and software technology components, including network connectivity, management tools and work flow enhancement solutions. Lexmark continually focuses on enhancing its laser printers to function efficiently in a networked environment as well as provide significant flexibility and manageability to the network administrator.

The company's consumer market strategy is to generate demand for Lexmark color inkjet products by offering high-quality, competitively-priced products to consumers and businesses primarily through retail channels. Lexmark develops its own technology to meet customer needs for increased functionality, faster printing and better print quality. Lexmark believes that its core product offerings in this market, including the "Z" and "X" families of color inkjet printers and all-in-one printers, will also help it to build brand recognition in the retail channels. Lexmark has aggressively reduced costs while pushing the performance and features of higher-end color inkjets into the sub-$100 segment and all-in-one printers into the sub-$200 segment.

Because of Lexmark's exclusive focus on printing solutions, the company has successfully formed alliances and OEM arrangements with more than fifteen companies, including Dell, IBM and Legend. The entrance of a competitor that is also exclusively focused on printing solutions could have a material adverse impact on the company's strategy and financial results.

The company's strategy for dot matrix printers and other office imaging products is to continue to offer high-quality products while managing cost to maximize cash flow and profit.

PRODUCTS

Business Products

Lexmark offers a wide range of monochrome and color business printers, multifunction printers, and associated features, application solutions, and software upgrades. The monochrome laser printers begin at the high end with the wide format W820. At up to 45 ppm, the W820 is the fastest printer ever introduced by Lexmark and is supported with an array of paper handling and finishing options that make it well suited for departmental printing needs. The T622 and T620 monochrome laser printers at up to 40 and 30 ppm, respectively, are designed to support large and medium workgroups and have optional paper input and output features, including a stapler and offset stacker. The T522 and T520 monochrome laser printers at up to 25 and 20 ppm, respectively, are designed to support medium and small workgroups. For the small workgroup and personal segments, the company offers the E322, E320, and E210 monochrome laser printers at up to 16, 16, and 12 ppm, respectively. In 2002, the company introduced the W812, a small workgroup printer designed for wide format and specialty printing applications with print speeds of up to 26 ppm. Early in 2003, Lexmark introduced the T420d monochrome laser printer designed for small workgroups, with print speeds of up to 22 ppm.

The single pass technology color laser printers offered by Lexmark are the C750 and C910. The C750 is the first Lexmark color laser printer to feature the company's internally developed color laser technology. The C750 prints both monochrome and color pages at up to 20 ppm and is designed for large and medium workgroups. The C910 prints both monochrome and color pages at up to 28 ppm and supports printing on tabloid size paper. The company also offers the C720, a small workgroup color laser printer that prints at up to 24 ppm in monochrome and six ppm in color.

In 2002, the company introduced the X750e and X620e multifunction printers. Along with the X820e, these products include an intuitive touch screen display and the ability to integrate with corporate directories and leverage existing network security to regulate access. These characteristics make it very easy for users to scan paper documents and fax or e-mail them. Other multifunction printers offered by the company include the X720, X520 and X522s, each of which provides print/copy/fax/scan capability. The X750e and X720 have the added capability of printing, scanning and copying in color.

In 2002, the company announced the Lexmark 802.11b Wireless Print Adapter to support wireless networking, and the PrintCryption card which offers secure printing capabilities. MarkVision Professional, Lexmark's print management software that provides remote configuration, monitoring, and problem resolution of network print devices is bundled with all business printers and multifunction products. Application solution cards that support web, bar code, and Intelligent Printer Data Stream ("IPDS") printing are also available for most of the printers in the "T", "W", "C" and "X" families of business printers to support specific customer environments.

In early 2003, the company introduced the Lexmark Document Solutions Suite which is designed to minimize the expense and inefficiencies of manual, paper-based processes that are costly and time-intensive. The Lexmark Document Solutions Suite integrates three distinct document solutions which work separately or together as an integrated solution. The Document Distributor package helps improve information workflow by capturing and moving documents faster, more efficiently and more accurately into a broader range of network systems. The Document Producer is an e-forms solution that empowers customers to take control of the presentation and delivery of output from almost any host system and thus avoid the cost of preprinted forms. The Document Portal enables a Lexmark multifunction printer to find, view and print network documents when and where customers need them.

Inkjet Printers

In 2002, the company broadened its consumer product line with the introduction of its next generation "Z" line of color inkjet printers, as well as its next generation "X" line of all-in-one printers. Lexmark's inkjet introductions included a wide range of innovative features applying cutting edge technology, as well as proven technology, such as the Accu-Feed paper handling system.

The Lexmark Z65, the flagship of the "Z" line, was the first color inkjet printer in the market to offer up to 4,800 X 1,200 dots per inch ("dpi"). It also includes innovative features such as dual paper trays to eliminate the need for changing media types between print jobs and PrecisionSense technology, which automatically determines the paper type in the front tray and aligns print cartridges. The Z65 was also introduced in specialized versions, which included the Z65n with an integrated Ethernet adapter and the Z65p with digital memory card slots capable of supporting virtually all digital cameras. Lexmark's 2002 introductions also included the N1 Ethernet adapter, which allows the entire family of "Z" products to be easily connected to a network. The company has expanded its line of "Z" color inkjet printers to seven models with maximum print speeds ranging from nine to 21 ppm in black and six to 15 ppm in color.

The enhancements to Lexmark's "X" series of all-in-one color inkjet printers was led by the company's new X75 PrinTrio, which offers print, scan and copy capabilities in an innovative design. The X75 PrinTrio also helped establish new industry standards in ease of use with integrated photo editing software and the ability to reduce or enlarge images between 25 and 400 percent. The company also introduced the X125, which offers standalone fax capability and print speeds of up to 16 ppm in black. The Lexmark "X" series continues to define the multifunction category by offering up to 4,800 X 1,200 dpi printing and up to 9,600 dpi enhanced scanning resolution at consumer prices. Consumer acceptance of these products has been strong. In early 2003, the company introduced its latest sub-$200 inkjet all-in-one, the X5150, with print speeds of up to 19 ppm in black and 14 ppm in color.

Dot Matrix Printers

The company continues to market several dot matrix printer models for customers who print a large volume of multi-part forms.

Supplies

The company designs, manufactures, and distributes a variety of cartridges and other supplies for use in its installed base of laser, inkjet, and dot matrix printers. Lexmark is currently the exclusive source for new printer cartridges for the printers it manufactures. The company's revenue and profit growth from its supplies business is directly linked to the company's ability to increase the installed base of its laser and inkjet printers and customer usage of those printers. The company also offers a broad range of other office imaging supply products, applying both impact and non-impact technology.

Service and Support

Lexmark offers a wide range of professional services to complement the company's line of printing products including consulting, systems integration and print management capabilities. The company works in collaboration with its customers to develop and implement comprehensive, customized printing solutions. Print management services allow organizations to outsource print management, technical support, supply replenishment and maintenance activities to Lexmark.

The company's printer products generally include a warranty period of at least one year, and customers typically have the option to purchase an extended warranty.

MARKETING AND DISTRIBUTION

The company employs large account sales and marketing teams whose mission is to generate demand for Lexmark printing solutions primarily among large corporations as well as the public sector. Sales and marketing teams focus on industry segments such as financial services, retail/ pharmacy, manufacturing, government, education and health care. Those teams, in conjunction with the company's development and manufacturing teams, are able to customize printing solutions to meet customer specifications for printing electronic forms, media handling, duplex printing and other document workflow solutions. The company also distributes its products to business customers primarily through its well-established distributor network, which includes such distributors as Ingram Micro, Tech Data, Synnex, Computer 2000 and Northamber. The company's products are also sold through solution providers, which offer custom solutions to specific markets, and through direct response resellers.

The company's business printer supplies and other office imaging products are generally available at the customer's preferred point of purchase through multiple channels of distribution. Although channel mix varies somewhat depending on the geography, substantially all of the company's supplies products sold commercially in 2002 were sold through the company's network of Lexmark-authorized supplies distributors and resellers who sell directly to end users or to independent office supply dealers.

The company distributes its color inkjet printers and supplies primarily through more than 15,000 retail outlets worldwide including office superstores such as Staples and OfficeMax, computer superstores such as CompUSA, consumer electronics stores such as Best Buy and Circuit City and wholesale clubs such as Costco and Sam's Club. The company also distributes its color inkjet printers and supplies through other large discount store chains such as Wal-Mart and Target, through television marketers such as QVC, and through stores outside the U.S. such as Dixon's, Carrefour, Harvey Norman, Media Markt and Vobis.

The company also sells its printers through alliances and OEM arrangements with more than fifteen companies, including Dell, IBM and Legend.

Lexmark's Internet website enables customers to purchase the company's products and services directly. It also provides important information regarding the company's hardware and supplies products, services and technical support, as well as reseller locations in various countries. Lexmark is using the power of the Internet as it expands its business-to-business and business-to-consumer markets.

The company's international sales are an important component of its operations. The company's sales and marketing activities in its global markets are organized to meet the needs of the local jurisdictions and the size of their markets. The company's western European marketing operation is structured similarly to its domestic marketing activity. The company's products are available from major information technology resellers such as Northamber, and in large markets, from key retailers such as Media Markt in Germany, Dixon's in the United Kingdom and Carrefour in France. Australian, Canadian and Latin American marketing activities, like those in the United States, focus on large account demand generation, with orders filled through distributors and retailers. The company's eastern European, Middle East, African and Asia Pacific markets, other than Australia, are served through a combination of Lexmark sales offices, strategic partnerships and distributors.

No single customer has accounted for more than 10% of the company's consolidated annual revenue since 1996.

COMPETITION

The company's strategy requires that the company continue to develop and market new and innovative products at competitive prices. New product announcements by the company's principal competitors, however, can have, and in the past have had, a material adverse effect on the company's financial results. Such new product announcements can quickly undermine any technological competitive edge that one manufacturer may enjoy over another and set new market standards for price, quality, speed and functionality. Furthermore, knowledge in the marketplace about pending new product announcements by the company's competitors may also have a material adverse effect on the company as purchasers of printers may defer purchasing decisions until the announcement and subsequent testing of such new products.

In recent years, the company and its principal competitors, many of which have significantly greater financial, marketing and/or technological resources than the company, have regularly lowered prices on printers and are expected to continue to do so. The company is vulnerable to these pricing pressures which, if not mitigated by cost and expense reductions, may result in lower profitability and could jeopardize the company's ability to grow or maintain market share. The company expects that, as it competes more successfully with its larger competitors, the company's increased market presence may attract more frequent challenges, both legal and commercial, from its competitors, including claims of possible intellectual property infringement.

The markets for printers and supplies are highly competitive. The laser printer market is dominated by Hewlett-Packard, which has a widely recognized brand name and has been estimated to hold approximately 50% market share. Several other large vendors such as Canon, Xerox, Brother and Minolta also compete in the laser printer market.

As the output environment continues to evolve to include print/copy/scan and fax, Lexmark is encountering new competitors as copier companies move into the distributed print market space. This converging marketplace is highly competitive and includes traditional laser competitors and large copier companies such as Canon, Ricoh and Xerox.

The company's primary competitors in the color inkjet printer market are Hewlett-Packard, Epson and Canon, who together account for approximately 80% of worldwide color inkjet printer sales. As with laser printers, if pricing pressures are not mitigated by cost and expense reductions, the company's ability to maintain or build market share and its profitability could be adversely affected. In addition, the company must compete with Hewlett-Packard, Epson and Canon for retail shelf space for its low-end laser printers, inkjet printers, all-in-one products and their associated supplies.

Although Lexmark is currently the exclusive supplier of new printer cartridges for its laser and inkjet printers, there can be no assurance that other companies will not develop new compatible cartridges for Lexmark printers. In addition, refill and remanufactured alternatives for some of the company's cartridges are available and, although generally offering inconsistent quality and reliability, compete with the company's supplies business. As the installed base of laser and inkjet printers grows and matures, the company expects competitive refill and remanufacturing activity to increase.

The market for other office imaging products is extremely competitive and the impact technology segment of the supplies market is declining. Although the company has rights to market certain IBM branded supplies until December 2004, and certain others until December 2007, there are many independent ribbon and toner manufacturers competing to provide compatible supplies for IBM branded printing products. The company is increasingly less dependent on revenue and profitability from its other office imaging products than it has been historically. Management believes that the operating income associated with its other office imaging products will continue to decline rapidly.

MANUFACTURING

The company operates manufacturing control centers in Lexington, Kentucky and Geneva, Switzerland, and has manufacturing sites in Lexington; Boulder, Colorado; Orleans, France; Sydney, Australia; Rosyth, Scotland; Juarez, Mexico; Chihuahua, Mexico and Lapu-Lapu City, Philippines. The company also has customization centers in each of the major geographies it serves. Most of the company's laser and inkjet technologies are developed in Lexington and Boulder. The company's manufacturing strategy is to keep processes that are technologically complex, proprietary in nature and higher value add, such as the manufacture of inkjet cartridges, at the company's own facilities. The company shares some of its technical expertise with certain manufacturing partners who provide the company with significant printer production capability. Lexmark oversees these manufacturing partners to ensure that products meet the company's quality standards and specifications.

The company's development and manufacturing operations for laser printer supplies, which include toners, photoconductor drums and charge rolls, are located in Boulder. The company also manufactures toner in Orleans, France. Over time, the company has made significant capital investments to expand toner and photoconductor drum processes. Laser printer cartridges are typically assembled by third party contract manufacturers in the major geographies served by the company.

MATERIALS

The company procures a wide variety of components used in the manufacturing process, including semiconductors, electro-mechanical components and assemblies, as well as raw materials, such as plastic resins. Although many of these components are standard off-the-shelf parts that are available from multiple sources, the company often utilizes preferred supplier relationships to better ensure more consistent quality, cost and delivery. Typically, these preferred suppliers maintain alternate processes and/or facilities to ensure continuity of supply. The company generally must place commitments for its projected component needs approximately three to six months in advance. The company occasionally faces capacity constraints when there has been more demand for its products than initially projected. From time to time, the company may be required to use air shipment to expedite product flow, which can adversely impact the company's operating results. Conversely, in difficult economic times, the company's inventory can grow as market demand declines.

Most components of the company's products are only available from one supplier, including certain custom chemicals, microprocessors, electro-mechanical components, application specific integrated circuits and other semiconductors. In addition, the company sources some printer engines and finished products from OEMs. Although the company plans in anticipation of its future requirements, should these components not be available from any one of these suppliers, there can be no assurance that production of certain of the company's products would not be disrupted. Such a disruption could interfere with the company's ability to manufacture and sell products and materially adversely affect the company's business. Conversely, during economic slowdowns, the company may build inventory of components as demand decreases.

RESEARCH AND DEVELOPMENT

The company's research and development activity for the past several years has focused on laser and inkjet printers, supplies and associated features and software. The company has been able to keep pace with product development and improvement while spending less than its larger competitors by selectively targeting its research and development efforts. It has also been able to achieve significant productivity improvements and minimize research and development costs. In the case of certain products, the company may elect to purchase products and key components from third party suppliers.

The company is committed to being one of the technology leaders in its targeted areas and is actively engaged in the design and development of additional products and enhancements to its existing products. Its engineering effort focuses on laser, inkjet, and connectivity technologies, as well as design features that will increase efficiency and lower production costs. The process of developing new technology products is complex and requires innovative designs that anticipate customer needs and technological trends. Research and development expenditures were $248 million in 2002, $246 million in 2001 and $217 million in 2000. In addition, the company must make strategic decisions from time to time as to which new technologies will produce products in market segments that will experience the greatest future growth. There can be no assurance that the company can continue to develop the more technologically advanced products required to remain competitive.

BACKLOG

Although the company experiences availability constraints from time to time for certain of its products, the company generally fills its orders within 30 days of receiving them. Therefore, the company usually has a backlog of less than 30 days at any one time, which the company does not consider material to its business.

EMPLOYEES

As of December 31, 2002, the company had approximately 12,100 full-time equivalent employees worldwide of which 4,600 are located in the U.S. and the remaining 7,500 are located in Europe, Canada, Latin America, Asia, and the Pacific Rim. None of the U.S. employees are represented by a union. Employees in France are represented by a Statutory Works Council. Substantially all regular employees have been granted stock options.

The company has conducted a 2000 restructuring and a 2001 restructuring (as more fully described in Management's Discussion and Analysis of Financial Condition and Results of Operations -- Restructuring and other charges), pursuant to which restructurings there were intended to be approximately 2,500 employee separations. Employee additions to support other initiatives have partially offset these employee separations resulting in the number of company employees worldwide going from approximately 13,000 at December 31, 2000 to approximately 12,100 at December 31, 2002.

AVAILABLE INFORMATION

The company makes available, free of charge, electronic access to all documents filed with the Securities and Exchange Commission by the company on its website at http://investor.lexmark.com as soon as reasonably practicable after such documents are filed.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the company and their respective ages, positions and years of service with the company are set forth below.

                                                                         YEARS WITH
NAME OF INDIVIDUAL       AGE                  POSITION                   THE COMPANY
------------------       ---                  --------                   -----------
Paul J. Curlander        50     Chairman and Chief Executive Officer         12
Gary E. Morin            54     Executive Vice President and Chief
                                  Financial Officer                           7
Paul A. Rooke            44     Executive Vice President and
                                  President of Printing Solutions and
                                  Services Division                          12
Najib Bahous             46     Vice President, Customer Services            12
Daniel P. Bork           51     Vice President, Tax                           6
Kurt M. Braun            42     Vice President and Treasurer                 11
Vincent J. Cole, Esq.    46     Vice President, General Counsel and
                                  Secretary                                  12
Timothy P. Craig         51     Vice President and President of
                                  Consumer Printer Division                  12
David L. Goodnight       50     Vice President, Asia Pacific and
                                  Latin America                               9
Roger P. Rydell          48     Vice President of Corporate
                                  Communications                              5
Gary D. Stromquist       47     Vice President and Corporate
                                  Controller                                 12
Jeri I. Stromquist       45     Vice President of Human Resources            12

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

Mr. Rooke has been Executive Vice President and President of the company's Printing Solutions and Services Division since October 2002. Prior to such time and since May 2001, Mr. Rooke served as Vice President and President of the Printing Solutions and Services Division. From December 1999 to May 2001, Mr. Rooke was Vice President and President of the company's Business Printer Division, and from June 1998 to December 1999, Mr. Rooke was Vice President and President of the company's Imaging Solutions Division. Mr. Rooke served as Vice President, Worldwide Marketing for the company's Consumer Printer Division from September 1996 up to his appointment as a division president. Prior to such time, he held various positions within the company's printer divisions and became Vice President and General Manager of Dot Matrix/ Entry Laser Printers in 1994. Prior to joining the company, Mr. Rooke held various positions with IBM.

Mr. Bahous has been Vice President, Customer Services of the company since July 2001. From January 1999 to July 2001, Mr. Bahous served as Vice President and General Manager, Customer Services Europe. From January 1997 to January 1999, Mr. Bahous was a Vice President in the company's Imaging Solutions Division in Europe. Prior to such time and since joining the company in 1991, Mr. Bahous held various marketing, operations and financial management positions in Europe. Mr. Bahous will succeed Mr. Craig as Vice President and President of the company's Consumer Printer Division upon Mr. Craig's retirement in 2003.

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

Mr. Braun has been Vice President and Treasurer of the company since November 2002. From August 1998 to November 2002, Mr. Braun was Treasurer of the company. Mr. Braun served as Director, Investor Relations from October 1995 until his appointment as Treasurer, and as Manager of Currency Exposure from the time he joined the company in 1992 up to his appointment as Director, Investor Relations. Prior to joining the company, Mr. Braun held various financial positions with Cummins Engine Co.

Mr. Cole has been Vice President and General Counsel of the company since July 1996 and Corporate Secretary since February 1996. Prior to such time, commencing in March 1991, Mr. Cole served as Corporate Counsel and then Assistant General Counsel. Prior to joining the company, Mr. Cole was associated with the law firm of Cahill Gordon & Reindel.

Mr. Craig has been Vice President and President of the company's Consumer Printer Division since November 2000. From June 2000 to November 2000, Mr. Craig served as a Vice President of the company, reporting to the Chairman and Chief Executive Officer. From October 1997 to June 2000, Mr. Craig served as a Vice President in the company's Business Printer Division, and prior to such time, he served as a Director in the company's Business Printer Division. Mr. Craig has announced that he will retire in 2003.

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

Mr. Stromquist has been Vice President and Corporate Controller of the company since July 2001. From July 1999 to July 2001, Mr. Stromquist served as Vice President of Alliances/ OEM in the company's Consumer Printer Division. From November 1998 to July 1999, he served as Vice President of Finance of the company's Consumer Printer Division. From March 1997 to November 1998, he served as CFO of the company's Consumer Printer Division. Prior to such time and since joining the company in 1991, Mr. Stromquist was Director of Corporate Planning. Mr. Stromquist is the husband of Jeri I. Stromquist, Vice President of Human Resources of the company.

Ms. Stromquist has been Vice President of Human Resources of the company since February 2003. From January 2001 to February 2003, Ms. Stromquist served as Vice President of Worldwide Compensation and Resource Programs in the company's Human Resources department. From November 1998 to January 2001, she served as Vice President of Finance of the company's Business Printer Division. From January 1997 to November 1998, she served as CFO of the company's Business Printer Division. Prior to that time, Ms. Stromquist held various accounting and finance positions within the company, including that of U.S. Controller. Ms. Stromquist is the wife of Gary D. Stromquist, Vice President and Corporate Controller of the company.

INTELLECTUAL PROPERTY

The company's intellectual property is one of its major assets and the ownership of the technology used in its products is important to its competitive position. Lexmark seeks to establish and maintain the proprietary rights in its technology and products through the use of patents, copyrights, trademarks, trade secret laws, and confidentiality agreements.

The company holds a significant number of U.S. and international patents and has approximately 900 pending patent applications worldwide covering a range of subject matter. The company's patent strategy is to obtain patents on key features of the new hardware and software products it develops and to patent a range of inventions included in new supplies products, such as toner and inkjet cartridges. Where appropriate, the company seeks patents on inventions flowing from its general research and development activities. While no single patent or series of patents is material to the company, the company's management believes that the company's patent portfolio in the aggregate serves to protect its product lines and offers the possibility of entering into license agreements with others.

The company currently has in excess of 100 patent cross-license agreements of various types with a variety of third parties, including agreements with some of its competitors, such as Canon and Hewlett-Packard. Most of these license agreements provide cross-licenses to patents arising from patent applications first filed by the parties to the agreements prior to certain dates in the early 1990s, with the date varying from agreement to agreement. Each of the IBM, Canon and Hewlett-Packard cross-licenses that the company holds grants worldwide, royalty-free, non-exclusive rights to the company to use the covered patents to manufacture particular products. Certain of the company's material license agreements, including those that permit the company to manufacture its current designs of laser and inkjet printers and aftermarket laser cartridges for particular OEM printers, terminate as to specific products upon certain "changes of control" of the company. The company also holds a number of specific patent licenses with third parties that permit the production of particular features in its products.

The company has trademark registrations or pending trademark applications for the name LEXMARK in approximately 70 countries for various categories of goods. Lexmark also owns a number of trademark applications and registrations for product names, such as the OPTRA laser printer name. The company holds worldwide copyrights in computer code, software and publications of various types. Other proprietary information is protected through formal procedures which include confidentiality agreements with employees and other entities.

The company's success depends in part on its ability to obtain patents, copyrights and trademarks, maintain trade secret protection and operate without infringing the proprietary rights of others. While Lexmark designs its products to avoid infringing the intellectual property rights of others, current or future claims of intellectual property infringement could materially adversely affect its business, operating results and financial condition. Expenses incurred by the company in obtaining licenses to use the intellectual property rights of others and to enforce its intellectual property rights against others, or defend against claims that the company's products infringe the intellectual property rights of others, could also materially affect its business, operating results, and financial condition. In addition, the laws of some foreign countries may not protect Lexmark's proprietary rights to the same extent as the laws of the United States.

ENVIRONMENTAL AND REGULATORY MATTERS

The company's operations, both domestically and internationally, are subject to numerous laws and regulations, particularly relating to environmental matters that impose limitations on the discharge of pollutants into the air, water and soil and establish standards for the treatment, storage and disposal of solid and hazardous wastes. Over time, the company has implemented numerous programs to recover, remanufacture and recycle certain of its products and intends to continue to expand on initiatives that have a positive effect on the environment. The company is also required to have permits from a number of governmental agencies in order to conduct various aspects of its business. Compliance with these laws and regulations has not had, and in the future is not expected to have, a material effect on the capital expenditures, earnings or competitive position of the company. There can be no assurance, however, that future changes in environmental laws or regulations, or in the criteria required to obtain or maintain necessary permits, will not have an adverse effect on the company's operations.

ITEM 2.  PROPERTIES

The company's corporate headquarters and principal development facilities are located on a 386 acre campus in Lexington, Kentucky. At December 31, 2002, the company owned or leased 6.9 million square feet of administrative, sales, service, research and development, warehouse and manufacturing facilities worldwide.

Approximately 4.5 million square feet is located in the United States and the remainder is located in various international locations. The company's principal international manufacturing facilities are in Mexico, the Philippines, Scotland and Australia. The principal domestic manufacturing facility is in Colorado. The company also owns and leases customer technical support call centers worldwide, the largest of which are in Kentucky, Florida and Ireland. The company owns approximately 64% of the worldwide square footage and leases the remaining 36%. The leased property has various lease expiration dates. The company believes that it can readily obtain appropriate additional space as may be required at competitive rates by extending expiring leases or finding alternative space.

None of the property owned by the company is held subject to any major encumbrances and the company believes that its facilities are in good operating condition.

ITEM 3.  LEGAL PROCEEDINGS

On December 30, 2002, the company filed a lawsuit against Static Control Components, Inc. ("SCC") in the U.S. District Court for the Eastern District of Kentucky alleging that certain SCC products infringe the company's copyrights and are in violation of the Digital Millennium Copyright Act. By Opinion and Order dated February 27, 2003, the Court granted the company's motion requesting a preliminary injunction ordering SCC to cease making, selling or otherwise trafficking in the specified products. On February 28, 2003, SCC filed a lawsuit against the company in the U.S. District Court for the Middle District of North Carolina alleging that the company engaged in anti-competitive and monopolistic conduct and unfair and deceptive trade practices in violation of the Sherman Act, the Lanham Act and various North Carolina State laws. SCC is seeking damages in excess of $100 million. The company believes that the claims by SCC are without merit, and intends to vigorously defend them.

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

In late 2001, the company and certain of its officers and directors were named as defendants in four substantially identical securities class actions, which were consolidated (the "Consolidated Complaint") in the U.S. District Court for the Eastern District of Kentucky. The Consolidated Complaint sought unspecified damages on behalf of a purported class consisting of purchasers of the company's stock during the period March 20, 2001 through October 22, 2001. Plaintiffs alleged that the defendants made false and misleading statements about the company's business and financial performance in violation of Sections 10(b) and 20(a) (as well as Rule 10b-5) of the Securities Exchange Act of 1934. By Opinion and Order dated November 8, 2002, the Court granted the defendants' Motion to Dismiss the Consolidated Complaint with prejudice. The plaintiffs have failed to timely appeal the Court's decision and therefore it is final.

The company is also party to various litigation and other legal matters, including various purported consumer class action lawsuits alleging, among other things, various product defects and false and deceptive advertising claims, that are being handled in the ordinary course of business. Although it is not reasonably possible to estimate whether a loss will occur in any of these matters, or if a loss should occur, the amount of such loss, the company does not believe that any legal proceedings to which it is a party is likely to have a material adverse effect on the company's financial position or results of operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Lexmark's Class A common stock is traded on the New York Stock Exchange under the symbol LXK. As of March 7, 2003, there were 1,758 holders of record of the Class A common stock and there were no holders of record of the Class B common stock. Information regarding the market prices of the company's Class A common stock appears in Part II, Item 8, Note 17 of the Notes to Consolidated Financial Statements.

DIVIDEND POLICY

The company has never declared or paid any cash dividends on the Class A common stock and has no current plans to pay cash dividends on the Class A common stock. The payment of any future cash dividends will be determined by the company's board of directors in light of conditions then existing, including the company's earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions, tax laws, certain corporate law requirements and various other factors.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the company's equity compensation plans as of December 31, 2002.

(Number of securities in millions)
--------------------------------------------------------------------------------

                          NUMBER OF SECURITIES TO BE                                        NUMBER OF SECURITIES
                           ISSUED UPON EXERCISE OF       WEIGHTED AVERAGE EXERCISE     REMAINING AVAILABLE FOR FUTURE
                             OUTSTANDING OPTIONS,      PRICE OF OUTSTANDING OPTIONS,       ISSUANCE UNDER EQUITY
     PLAN CATEGORY           WARRANTS AND RIGHTS          WARRANTS AND RIGHTS (1)            COMPENSATION PLANS
---------------------------------------------------------------------------------------------------------------------
Equity compensation
  plans approved by
  stockholders (2)......             12.4                         $46.85                            6.7
Equity compensation
  plans not approved by
  stockholders (3)......              1.4                          45.63                            0.2
---------------------------------------------------------------------------------------------------------------------
Total...................             13.8                         $46.73                            6.9
---------------------------------------------------------------------------------------------------------------------

(1) The numbers in this column represent the weighted average exercise price of stock options only.

(2) As of December 31, 2002, of the approximately 12.4 million awards outstanding under the equity compensation plans approved by stockholders, there were approximately 11.8 million stock options (of which 11,558,000 are employee stock options and 253,000 are nonemployee director stock options), 258,000 restricted stock units and supplemental deferred stock units, 134,000 voluntarily deferred performance shares that were earned as of the end of 2000, and 215,000 elective deferred stock units (of which 168,000 are employee elective deferred stock units and 47,000 are nonemployee director elective deferred stock units) that pertain to voluntary elections by certain members of management to defer all or a portion of their annual incentive compensation and by certain nonemployee directors to defer all or a portion of their annual retainer, chair retainer and/or meeting fees, that would have otherwise been paid in cash. Of the 6.7 million shares available,
    4.0 million relate to employee plans (of which 0.2 million may be granted as full-value awards), 0.2 million relate to the nonemployee director plan and
    2.5 million relate to the employee stock purchase plan.

(3) The company has only one equity compensation plan which has not been approved by its stockholders, the Lexmark International, Inc. Broad-Based Employee Stock Incentive Plan (the "Broad-Based Plan"). The Broad-Based Plan, which was established on December 19, 2000, provides for the issuance of up to 1.6 million shares of the company's common stock pursuant to stock incentive awards (including stock options, stock appreciation rights, performance awards, restricted stock units and deferred stock units) granted to the company's employees, other than its directors and executive officers. The Broad-Based Plan expressly provides that the company's directors and executive officers are not eligible to participate in the Plan. The Broad-Based Plan limits the number of shares subject to full-value awards (e.g., restricted stock units and performance awards) to 50,000 shares. The company's board of directors may at any time terminate or suspend the Broad-Based Plan, and from time to time, amend or modify the Broad Based-Plan, but any amendment which would lower the minimum exercise price for options and stock appreciation rights or materially modify the requirements for eligibility to participate in the Broad-Based Plan, requires the approval of the company's stockholders. In January 2001, all employees other than the company's directors, executive officers and senior managers, were awarded stock options under the Broad-Based Plan. All 1.4 million awards outstanding under the equity compensation plan not approved by stockholders are in the form of stock options.

ITEM 6.  SELECTED FINANCIAL DATA

The table below summarizes recent financial information for the company. For further information refer to the company's financial statements and notes thereto presented under Part II, Item 8 of this Form 10-K.

(Dollars in Millions, Except per Share Data)
--------------------------------------------------------------------------------

                                                          2002        2001        2000        1999        1998
                                                        --------    --------    --------    --------    --------
STATEMENT OF EARNINGS DATA:
----------------------------------------------------------------------------------------------------------------
Revenue (1)...........................................  $4,356.4    $4,104.3    $3,767.3    $3,413.7    $2,978.2
Cost of revenue (2)...................................   2,985.8     2,865.3     2,550.9     2,222.8     1,934.4
----------------------------------------------------------------------------------------------------------------
Gross profit..........................................   1,370.6     1,239.0     1,216.4     1,190.9     1,043.8
----------------------------------------------------------------------------------------------------------------
Research and development..............................     247.9       246.2       216.5       183.6       158.5
Selling, general and administrative (1)...............     617.8       593.4       542.9       530.7       502.5
Restructuring and related (reversal) charges (2) (3)
  (4).................................................      (5.9)       58.4        41.3          --          --
----------------------------------------------------------------------------------------------------------------
Operating expense.....................................     859.8       898.0       800.7       714.3       661.0
----------------------------------------------------------------------------------------------------------------
Operating income......................................     510.8       341.0       415.7       476.6       382.8
Interest expense......................................       9.0        14.8        12.8        10.7        11.0
Other.................................................       6.2         8.4         6.5         7.0         6.4
----------------------------------------------------------------------------------------------------------------
Earnings before income taxes..........................     495.6       317.8       396.4       458.9       365.4
Provision for income taxes (5)........................     128.9        44.2       111.0       140.4       122.4
----------------------------------------------------------------------------------------------------------------
Net earnings..........................................  $  366.7    $  273.6    $  285.4    $  318.5    $  243.0
Diluted net earnings per common share (6).............  $   2.79    $   2.05    $   2.13    $   2.32    $   1.70
Shares used in per share calculation (6)..............     131.6       133.8       134.3       137.5       142.8
STATEMENT OF FINANCIAL POSITION DATA:
----------------------------------------------------------------------------------------------------------------
Working capital.......................................  $  699.8    $  562.0    $  264.7    $  353.2    $  414.3
Total assets..........................................   2,808.1     2,449.9     2,073.2     1,702.6     1,483.4
Total debt............................................     161.5       160.1       148.9       164.9       160.4
Stockholders' equity..................................   1,081.6     1,075.9       777.0       659.1       578.1
OTHER KEY DATA:
----------------------------------------------------------------------------------------------------------------
Cash from operations (7)..............................  $  815.6    $  195.7    $  476.3    $  448.2    $  300.3
Capital expenditures..................................  $  111.7    $  214.4    $  296.8    $  220.4    $  101.7
Debt to total capital ratio (8).......................        13%         13%         16%         20%         22%
Number of employees (9)...............................    12,068      12,724      13,035      10,933       8,835
----------------------------------------------------------------------------------------------------------------

(1) All data prior to 2002 has been reclassified in accordance with EITF 00-25 and clarified by EITF 01-9, resulting in a reduction to both revenue and selling, general and administrative expense in the amount of $38.5 million in 2001, $39.7 million in 2000, $38.6 million in 1999 and $42.4 million in 1998.
(2) Amounts include the impact of restructuring and other charges in 2001 of $87.7 million ($64.5 million, net of tax), which resulted in a $0.48 reduction in diluted net earnings per share. Inventory write-offs of $29.3 million associated with the restructuring actions were included in cost of revenue.
(3) Amounts include the impact of restructuring and related charges in 2000 of $41.3 million ($29.7 million, net of tax), which resulted in a $0.22 reduction in diluted net earnings per share.
(4) Amounts include the benefit of a ($5.9) million (($4.4) million, net of tax) reversal of restructuring and other charges in 2002, which resulted in a $0.03 increase in diluted net earnings per share.
(5) Provision for income taxes in 2001 includes a $40 million benefit from the resolution of income tax matters, which resulted in a $0.30 increase in diluted net earnings per share.
(6) All data prior to 1999 has been restated to reflect a two-for-one stock split on June 10, 1999.
(7) Cash flows from investing and financing activities, which are not presented, are integral components of total cash flow activity.
(8) The debt to total capital ratio is computed by dividing total debt (which includes both short-term and long-term debt) by the sum of total debt and stockholders' equity.
(9) Represents the number of full-time equivalent employees at December 31 of each year.

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

In the past five years, the worldwide printer industry has seen growth in laser and inkjet printers as a result of the increasing penetration of personal computers and local area networks into home and office markets. During this period, the company's own product mix has evolved, with its laser and inkjet printers and associated supplies representing an increasing percentage of its sales volume and revenue, particularly as the increasing base of installed Lexmark printers generates additional revenue from recurring sales of supplies for those printers (primarily laser and inkjet cartridges). Lexmark believes that its total revenue will continue to grow due to projected overall market growth for 2003 to 2006.

In recent years, the company's growth rate in sales of printer units has generally exceeded the growth rate of its printer revenue due to sales price reductions and the introduction of new lower priced products in both the laser and inkjet printer markets. In the laser printer market, unit price reductions are partially offset by the tendency of customers to add higher profit margin optional features including network adapters, document management software, additional memory, paper handling and multifunction capabilities. In the inkjet printer market, advances in color inkjet technology have resulted in printers with higher resolution and improved performance while increased competition has led to lower prices. The greater affordability of color inkjet printers, as well as the growth in the all-in-one category, have been important factors in the growth of this market.

As the installed base of Lexmark laser and inkjet printers continues to grow, management expects the market for supplies will grow as well, as such supplies are routinely required for use throughout the life of the printers. While profit margins on printer hardware have been negatively affected by competitive pricing pressure, the supplies are a higher margin, recurring business, which the company expects to contribute to the stability of its earnings over time.

The company's dot matrix printers and other office imaging products include many mature products such as supplies for IBM printers, typewriter supplies and other impact technology supplies that require little ongoing investment. The company expects that the market for these products will continue to decline rapidly, and has implemented a strategy to continue to offer high-quality products while managing cost to maximize cash flow and profit.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Lexmark's discussion and analysis of its financial condition and results of operations are based upon the company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements requires the company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the company evaluates its estimates, including those related to customer programs and incentives, product returns, doubtful accounts, inventories, intangible assets, income taxes, warranty obligations, restructurings, pension and other postretirement benefits, and contingencies and litigation. The company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition
-------------------
The company records estimated reductions to revenue at the time of sale for customer programs and incentive offerings including special pricing agreements, promotions and other volume-based incentives. Estimated reductions in revenue are based upon historical trends and other known factors at the time of sale. In addition, the company provides price protection to reseller customers. The company records reductions to revenue for the estimated impact of price protection when price reductions are announced to resellers. If market conditions were to decline, the company may take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered.

Allowances for Doubtful Accounts
--------------------------------
The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The company determines the estimate of the allowance for doubtful accounts based on a variety of factors including the length of time receivables are past due, the financial health of customers, unusual macroeconomic conditions, and historical experience. If the financial condition of the company's customers were to deteriorate or other circumstances occur that result in an impairment of customers' ability to make payments, additional allowances may be required.

Warranty Reserves
-----------------
The company provides for the estimated cost of product warranties at the time revenue is recognized. The reserve for product warranties is based on the quantity of units sold under warranty, estimated product failure rates, and material usage and service delivery costs. The estimates for product failure rates and material usage and service delivery costs are periodically adjusted based on actual results. To minimize warranty costs, the company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers. Should actual product failure rates, material usage or service delivery costs differ from the company's estimates, revisions to the estimated warranty liability may be required.

Inventory Reserves
------------------
The company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value. The company estimates the difference between the cost of obsolete or unmarketable inventory and its market value based upon product demand requirements, product life cycle, product pricing, and quality issues. Also, the company records an adverse purchase commitment liability when anticipated market sales prices are lower than committed costs. If actual market conditions are less favorable than those projected by management, additional inventory write-downs and adverse purchase commitment liabilities may be required.

Long-Lived Assets
-----------------
Management considers the potential impairment of both tangible and intangible assets when circumstances indicate that the carrying amount of an asset may not be recoverable. An asset impairment review estimates the fair value of an asset based upon the future cash flows that the asset is expected to generate. Such an impairment review incorporates estimates of forecasted revenue and costs that may be associated with an asset, expected periods that an asset may be utilized, and appropriate discount rates.

Pension and Postretirement Benefits
-----------------------------------
The company accounts for its defined benefit pension plans and its non-pension postretirement benefit plans using actuarial models required by Statement of Financial Accounting Standards ("SFAS") No. 87, Employers' Accounting for Pensions, and SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, respectively. These models use an attribution approach that generally spreads the expected liability for projected benefits over the service lives of the employees in the plan and require that explicit assumptions be used to estimate future events. Examples of assumptions the company must make include selecting the following: expected long-term rate of return on plan assets, a discount rate that reflects the rate at which pension benefits could be settled, and the anticipated rates of future compensation increases.

The assumed long-term rate of return on plan assets and the market-related value of plan assets are used to calculate the expected return on plan assets. The required use of an expected versus actual long-term rate of return on plan assets may result in recognized pension income that is greater or less than the actual returns of those plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns and therefore result in a pattern of income and expense recognition that more closely matches the pattern of the services provided by the employees. For the market-related value of plan assets, the company uses a calculated value that recognizes changes in asset fair values in a systematic and rational manner. A five-year-moving-average value is used for equities and high-yield bonds due to the volatility of these types of investments and fair value is used for low-yield bonds. Differences between actual and expected returns are recognized in the market-related value of plan assets over five years.

The company uses long-term historical actual return information, the mix of investments that comprise plan assets and future estimates of long-term investment returns by reference to external sources to develop its expected return on plan assets.

The discount rate assumptions used for pension and non-pension postretirement benefit plan accounting reflect the rates available on high-quality fixed-income debt instruments at December 31 each year. The rate of future compensation increases is determined by the company based upon its long-term plans for such increases.

Changes in actual asset return experience and discount rate assumptions can impact the company's stockholders' equity. Actual asset return experience results in an increase or decrease in the asset base and this effect, in conjunction with a decrease in the pension discount rate, may result in a plan's assets being less than a plan's accumulated benefit obligation ("ABO"). The ABO is the present value of benefits earned to date and is based on past compensation levels. The company is required to show in its statements of financial position a net liability that is at least equal to the ABO less the market value of plan assets. This liability is referred to as an additional minimum liability ("AML"). An AML, which is recorded and updated on December 31 each year, is reflected as a long-term pension liability with the offset in other comprehensive earnings (loss) in the equity section of the statements of financial position (on a net of tax basis) and/or as an intangible asset to the degree a company has unrecognized prior service costs.

Income Taxes
------------
The company estimates its tax liability based on current tax laws in the statutory jurisdictions in which it operates. These estimates include judgments about deferred tax assets and liabilities resulting from temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, as well as about the realization of deferred tax assets. If the provisions for current or deferred taxes are not adequate, if the company is unable to realize certain deferred tax assets or if the tax laws change unfavorably, the company could experience potential significant losses in excess of the reserves established. Likewise, if the provisions for current and deferred taxes are in excess of those eventually needed, if the company is able to realize additional deferred tax assets or if tax laws change favorably, the company could experience potential significant gains.

RESTRUCTURING AND OTHER CHARGES

As of December 31, 2002, the company had substantially completed all restructuring activities and, therefore, reversed approximately $5.9 million ($4.4 million, net of tax) during the fourth quarter of 2002. The reversal was primarily due to lower severance costs (approximately $3.5 million) and lower other exit costs (approximately $2.4 million) associated with the 2001 and 2000 restructuring plans. The severance payments were lower than originally estimated due to higher than expected attrition which resulted in the company being able to achieve headcount reductions at a lower cost. Although the restructuring activities were substantially complete at year-end 2002 and the employees have exited the business, approximately $4.7 million of severance payments are projected to continue into the first half of 2003, and are accounted for accordingly in the remaining reserve.

The following table presents a rollforward of the liabilities (in millions) incurred in connection with the 2000 and 2001 restructuring plans. These liabilities are reflected as accrued liabilities in the company's consolidated statements of financial position.

  RESTRUCTURING                                           EMPLOYEE      OTHER EXIT
  LIABILITIES                                            SEPARATIONS      COSTS       TOTAL
  ------------------------------------------------------------------------------------------
  January 1, 2000......................................    $   --         $  --       $   --
  Additions............................................      19.3           5.0         24.3
  Payments.............................................      (1.1)         (1.8)        (2.9)
  ------------------------------------------------------------------------------------------
  December 31, 2000....................................      18.2           3.2         21.4
  ------------------------------------------------------------------------------------------
  Additions............................................      26.3           9.7         36.0
  Payments.............................................     (13.7)         (7.7)       (21.4)
  Other................................................      (6.0)          4.3         (1.7)
  ------------------------------------------------------------------------------------------
  December 31, 2001....................................      24.8           9.5         34.3
  ------------------------------------------------------------------------------------------
  Additions............................................        --            --           --
  Payments.............................................     (15.4)         (2.9)       (18.3)
  Other................................................      (1.2)         (4.2)        (5.4)
  Reversal.............................................      (3.5)         (2.4)        (5.9)
  ------------------------------------------------------------------------------------------
  December 31, 2002....................................    $  4.7         $ 0.0       $  4.7
  ------------------------------------------------------------------------------------------

During the fourth quarter of 2001, Lexmark's management and board of directors approved a restructuring plan (the "2001 restructuring") that included a reduction in the company's global workforce of up to 12 percent. This plan provided for a reduction in infrastructure and overhead expenses, the elimination of the company's business class inkjet printer, and the closure of an electronic card manufacturing facility in Reynosa, Mexico. Restructuring and related charges of $58.4 million ($42.9 million, net of tax) were expensed during the fourth quarter of 2001. These charges were comprised of $36.0 million of accrued restructuring costs related to separation and other exit costs, $11.4 million associated with a pension curtailment related to the employee separations and $11.0 million related to asset impairment charges. The company also recorded $29.3 million ($21.6 million, net of tax) of associated restructuring-related inventory write-offs resulting from the company's decision to eliminate its business class inkjet printer, to limit the period over which the company will provide replacement parts for products no longer in production, and to exit the electronic card manufacturing facility. The inventory write-offs were included on the cost of revenue line in the statements of earnings.

The accrued restructuring costs for employee separations of $26.3 million were associated with approximately 1,600 employees worldwide from various business functions and job classes. Employee separation benefits include severance, medical and other benefits. As of December 31, 2002, approximately 1,225 employees have exited the business under the 2001 restructuring plan. This total includes the employees discussed below who were transferred to another company. In addition to employees exiting the business under the restructuring plan, the company's headcount has further decreased due to higher than expected attrition. The other exit costs of $9.7 million were primarily related to vendor and lease cancellation charges.

The $11.0 million charge for asset impairment in 2001 was determined in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and resulted from the company's decision to abandon certain assets consisting primarily of machinery and equipment used to manufacture business class inkjet printers and electronic cards. The charge for asset impairments was included on the restructuring and related charges line in the statements of earnings.

In connection with the company's plans to exit the electronic card manufacturing facility in Reynosa, Mexico, Lexmark sold the Reynosa operation to Manufacturers' Services Limited ("MSL") in early July 2002. Approximately 250 Reynosa employees were transferred to MSL as part of the sale transaction and those employees were expected to be retained by MSL. In accordance with the sales agreement, the company prepaid eighteen months of the building lease and agreed to provide support payments to MSL for approximately eighteen months, subject to the terms of the agreement. MSL agreed to assume the building lease payments for the remainder of the lease term. During the third quarter of 2002, the company reversed excess reserves of approximately $5.4 million for lease cancellation charges and employee separation costs, which were not incurred as a result of the sale to MSL. The company recorded a charge for approximately the same amount related to the support agreement with MSL.

Included in the table was approximately $30.3 million at December 31, 2001 associated with the 2001 restructuring liability. After the reversal of $2.9 million, which is an element of the total $5.9 million reversal as shown in the restructuring liabilities table, the remaining restructuring liability for the 2001 plan was $4.7 million at December 31, 2002.

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

The employee separation costs included severance, medical and other benefits associated with approximately 900 employees worldwide, primarily in the manufacturing and related support areas. The other exit costs were related to vendor and lease cancellation charges and demolition and cleanup costs associated with the company's manufacturing relocation. The asset impairment charges resulted from the company's plans to abandon certain assets (primarily buildings) associated with the relocation of manufacturing and related support activities. As of December 31, 2001, substantially all of the employees identified in the 2000 restructuring had exited the business and received separation benefits. Included in the table was approximately $4.0 million at December 31, 2001 associated with the 2000 restructuring liability, principally associated with anticipated demolition and cleanup activities related to assets that were to be abandoned, and medical coverage provided to employees who were bridged to retirement. The remaining restructuring liability of $3.0 million related to 2000 was reversed and is an element of the total $5.9 million reversal as shown in the restructuring liabilities table.

HEADCOUNT

The 2000 and 2001 restructurings were intended to result in approximately 2,500 employee separations from the company. Employee additions to support other initiatives have partially offset these employee separations resulting in the number of company employees worldwide going from approximately 13,000 at December 31, 2000 to approximately 12,100 at December 31, 2002.

BASIS OF PRESENTATION

In 2001, the Emerging Issues Task Force ("EITF") reached a consensus that consideration from a vendor to a purchaser of the vendor's products should be characterized as a reduction in revenue as stated in EITF 00-25, Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products, and clarified in EITF 01-9. This EITF consensus was effective for annual or interim financial statements beginning after December 5, 2001, with reclassification required for comparative prior periods. The company adopted this EITF as required in 2002 and the adoption of this statement had no impact on the company's net earnings, financial position or cash flows, but did result in a reclassification of certain prior year reported amounts to conform to the current year's presentation. Both revenue and selling, general and administrative expense for the twelve months ended December 31, 2001 and 2000 were reduced by approximately $38.5 million and $39.7 million, respectively, as a result of this reclassification.

RESULTS OF OPERATIONS

2002 COMPARED TO 2001

Consolidated revenue in 2002 was $4,356 million, an increase of 6% over 2001. Total U.S. revenue increased $196 million or 11% and international revenue, including exports from the U.S., increased $56 million or 3%. Revenue was positively affected by foreign currency exchange rates primarily due to strengthening of European currencies against the U.S. dollar. Revenue growth was 4% year-to-year on a constant currency basis. Revenue from sales to all OEM customers accounted for less than 10% of consolidated revenue in 2002 with no single OEM customer accounting for more than 5% of total revenue.

The revenue growth in 2002 was driven by increased sales of laser and inkjet supplies whose revenue increased 19% over 2001. Laser and inkjet supplies revenue was $2,335 million for 2002, versus $1,958 million a year earlier, and represents 54% of total revenue versus 48% in 2001. Laser and inkjet printer revenue was $1,631 million for 2002, a slight increase from 2001.

Consolidated gross profit was $1,371 million for 2002, an increase of 11% from 2001. Gross profit as a percentage of revenue for 2002 increased to 31.5% from 30.2% in 2001, an increase of 1.3 percentage points. The increase was principally due to an increase to supplies in the product mix (2.3 percentage points), higher supplies margins (1.1 percentage points) and the impact of a restructuring related inventory charge of $29 million in 2001 (0.7 percentage points), partially offset by lower printer margins (2.8 percentage points).

Total operating expense was $860 million in 2002, a decrease of 4% from 2001. Operating expense in 2002 included a $6 million benefit in the fourth quarter of 2002 from the reversal of previously accrued restructuring charges and operating expense in 2001 included a restructuring charge of approximately $58 million. Operating expense as a percentage of revenue decreased to 19.7% in 2002 compared to 21.9% in 2001. The
2.2 percentage point decrease was primarily due to the restructuring charge in 2001 and the reversal in 2002 as well as the company's continuing focus on expense management and the benefits of the restructuring activities.

Consolidated operating income was $511 million in 2002 compared to $341 million in 2001, a 50% increase. Included in the 2002 operating income was the $6 million restructuring reversal benefit noted previously and the 2001 operating income included $88 million of restructuring and related charges. The increase in the consolidated operating income was due to the impact of the restructuring charges, the increased gross profit margin and the decrease in operating expense as a percentage of revenue.

Non-operating expenses declined $8 million from 2002 to 2001, principally due to reduced borrowings at lower interest rates partially offset by a $5 million write-down of a private equity investment during 2002.

Net earnings were $367 million in 2002 compared to $274 million in 2001. Included in the 2002 net earnings was a $4 million after-tax benefit of the restructuring reversal and the 2001 net earnings included restructuring and related charges of $65 million after-tax as well as a $40 million benefit from the resolution of income tax matters. After adjusting for the above-noted items, the increase in net earnings was primarily due to improved operating income. After adjusting for the $40 million tax benefit in 2001, the income tax provision was 26.0% of earnings before tax for 2002 as compared to 26.5% in 2001. The decrease in the effective tax rate was primarily due to lower income tax rates on manufacturing activities in certain countries.

Basic net earnings per share were $2.85 for 2002 compared to $2.11 in 2001. The 2002 basic net earnings per share included a $0.03 benefit from the restructuring reversal and the 2001 basic net earnings per share included a $0.50 negative impact from restructuring and related charges and a $0.31 positive impact from the income tax benefit. Diluted net earnings per share were $2.79 for 2002 compared to $2.05 in 2001. The 2002 diluted net earnings per share included a $0.03 benefit from the restructuring reversal and the 2001 diluted net earnings per share included a $0.48 negative impact from restructuring actions and a $0.30 income tax benefit. After adjusting for the noted items, the increases in net earnings per share were primarily due to the increase in net earnings.

The following table sets forth the percentage of total revenue represented by certain items reflected in the company's statements of earnings:

                                                                2002     2001     2000
  -------------------------------------------------------------------------------------
  Revenue.....................................................  100.0%   100.0%   100.0%
  Cost of revenue.............................................   68.5%    69.8%    67.7%
  -------------------------------------------------------------------------------------
  Gross profit................................................   31.5%    30.2%    32.3%
  Research & development......................................    5.7%     6.0%     5.7%
  Selling, general & administrative...........................   14.2%    14.5%    14.5%
  Restructuring related (reversal) charges....................   (0.1)%    1.4%     1.1%
  -------------------------------------------------------------------------------------
  Operating income............................................   11.7%     8.3%    11.0%
  -------------------------------------------------------------------------------------

2001 COMPARED TO 2000

Consolidated revenue in 2001 was $4,104 million, an increase of 9% over 2000. Total U.S. revenue increased $213 million or 13% and international revenue, including exports from the U.S., increased $124 million or 6%. Revenue was adversely affected by foreign currency exchange rates primarily due to weakening of European currencies against the U.S. dollar.

Revenue growth was 11% year-to-year on a constant currency basis. Revenue from sales to all OEM customers accounted for less than 10% of consolidated revenue in 2001 with no single OEM customer accounting for more than 5% of total revenue.

The revenue growth was primarily driven by increased sales of laser and inkjet supplies whose revenue increased 27% over 2000. Laser and inkjet supplies revenue was $1,958 million for 2001, versus $1,544 million a year earlier, and represents 48% of total revenue versus 41% in 2000. Laser and inkjet printer revenue was $1,623 million for 2001, a 2% decline from 2000.

Consolidated gross profit was $1,239 million for 2001, an increase of 2% from 2000. The 2001 gross profit included $29 million restructuring-related inventory write-offs. Gross profit as a percentage of revenue was 30.2% for 2001 compared to 32.3% for 2000, a decrease of 2.1 percentage points. The decrease was principally due to lower printer margins (4.6 percentage points) and the impact of the restructuring charge (0.7 percentage points), partially offset by an increased mix of supplies (3.3 percentage points).

Total operating expense was $898 million in 2001 and operating expense as a percentage of revenue was 21.9% compared to 21.3% in 2000. Operating expense in 2001 included a restructuring charge of approximately $58 million and operating expense in 2000 included a restructuring charge of approximately $41 million. The 0.6 percentage point increase was due to the restructuring charges and slightly higher research and development expense as a percentage of revenue.

Consolidated operating income was $341 million in 2001 compared to $416 in 2000. Included in the 2001 operating income was $88 million of restructuring and related charges and the 2000 operating income included $41 million of restructuring and related charges. The decrease in the consolidated operating income was due to the impacts of the restructuring charges and the lower gross profit margins.

In 2001, the company reached resolution with the Internal Revenue Service on certain adjustments related to the intercompany allocation of profits. As a result of this resolution the company reversed previously accrued taxes, reducing the income tax provision in the fourth quarter of 2001 by $40 million, which reduced the effective income tax rate to 13.9% for 2001.

Net earnings were $274 million in 2001 compared to $285 million in 2000. Included in the 2001 net earnings was a restructuring and related charge of $65 million after-tax as well as a $40 million benefit from the resolution of income tax matters. Included in the 2000 net earnings was a restructuring and related charge of $30 million after-tax. After adjusting for the items noted above, the decrease in net earnings was primarily due to lower operating margins partially offset by a reduction in the effective income tax rate. Excluding the impact of the $40 million tax benefit, the income tax provision was 26.5% of earnings before taxes in 2001 as compared to 28.0% in 2000. The decrease in the effective income tax rate was primarily due to lower income tax rates on manufacturing activities in certain countries.

Basic net earnings per share were $2.11 for 2001 compared to $2.22 in 2000. The 2001 basic net earnings per share included a $0.50 negative impact from restructuring and related charges and a $0.31 positive impact from the income tax benefit and the 2000 basic net earnings per share included a $0.24 negative impact from restructuring actions. Diluted net earnings per share were $2.05 in 2001 compared to $2.13 in 2000. The 2001 diluted net earnings per share included a $0.48 negative impact from restructuring actions and a $0.30 income tax benefit and the 2000 diluted net earnings per share included a $0.22 negative impact from restructuring actions. After adjusting for the noted items, the decreases in net earnings per share were primarily due to the decline in net earnings.

RETIREMENT-RELATED BENEFITS

The following table provides the total pre-tax cost/(income) related to Lexmark's retirement plans for the years 2002, 2001 and 2000. Cost/(income) amounts are included as an addition to/reduction from, respectively, the company's cost and expense amounts in the consolidated statements of earnings.

                                                                2002     2001     2000
  -------------------------------------------------------------------------------------
  Total cost of retirement-related plans......................  $15.5    $11.6    $ 4.0
  -------------------------------------------------------------------------------------
  Comprised of:
    Defined benefit plans.....................................  $(0.2)   $(2.4)   $(8.1)
    Defined contribution plans................................   11.4     10.0      8.5
    Non-pension postretirement benefits.......................    4.3      4.0      3.6
  -------------------------------------------------------------------------------------

The defined benefit plan net pension income for 2000 was primarily due to the conversion to a new formula for determining pension benefits in the U.S. As of December 31, 1999, benefits were frozen under the old formula with no further benefits being accrued under that formula, resulting in an increase in pension income of approximately $6 million for 2000.

The company uses long-term historical actual return experience, the expected investment mix of the plans' assets, and future estimates of long-term investment returns to develop its assumed rate of return on pension assets used in the net periodic pension calculation. The assumption is reviewed and set annually at the beginning of each year. At the beginning of 2003, the company reduced its expected long-term asset return assumption on the U.S. plan from 10.0% to 8.5%. This change is expected to increase 2003 net pension plan expense by approximately $8 million.

The company annually sets its discount rate assumption for retirement-related benefits accounting to reflect the rates available on high-quality, fixed-income debt instruments at the end of each year. Using this process, the company reduced its discount rate assumption in the U.S. from 7.5% as of December 31, 2001 to 6.5% as of December 31, 2002. This change, combined with other consistent changes in actuarial assumptions such as the assumed rate of compensation increase, is not expected to have a material effect on 2003 net pension plan expense. The change in the discount rate from 8.0% as of December 31, 2000 to 7.5% as of December 31, 2001, did not have a significant impact on the company's results of operations for the year ended December 31, 2002.

Future effects of retirement-related benefits, including the changes noted above, on the operating results of the company depend on economic conditions, employee demographics, mortality rates and investment performance.

LIQUIDITY AND CAPITAL RESOURCES

Lexmark's primary source of liquidity has been cash generated by operations, which totaled $816 million, $196 million and $476 million in 2002, 2001 and 2000, respectively. Cash from operations generally has been sufficient to allow the company to fund its working capital needs and finance its capital expenditures during these periods along with the repurchase of approximately $331 million and $209 million of its Class A common stock during 2002 and 2000, respectively. The company did not repurchase shares of its Class A common stock during 2001. Management believes that cash provided by operations will continue to be sufficient to meet operating and capital needs. However, in the event that cash from operations is not sufficient, the company has other potential sources of cash through utilization of its revolving credit facility, accounts receivable financing program or other financing sources, such as the public or private debt markets, which are discussed in greater detail on the following pages.

Cash flows from operating activities in 2002 were $816 million, compared to $196 million in 2001. The increase in 2002 was primarily due to favorable cash flow changes in working capital accounts, particularly trade receivables, accrued liabilities and inventories. The favorable cash flow changes in working capital accounts were principally due to the company's continued focus on cash cycle management. As part of this focus, the company's days of sales outstanding has declined to 40 days at December 31, 2002, from 51 days at December 31, 2001. The days of sales outstanding is calculated on a 90 day moving average based on gross accounts receivable and is adjusted for certain accounts receivable items which have no corresponding revenue, such as value-added taxes. In 2001, cash provided by operating activities decreased from 2000 due to unfavorable changes in working capital accounts, principally related to current liabilities. Cash used for investing activities in 2002 was $101 million less than in 2001, principally due to lower capital spending for manufacturing expansion projects. Cash used for financing activities during 2002 was $302 million compared to $42 million of cash provided by financing activities during 2001. In 2002, the company purchased $331 million of treasury stock compared to no purchases during 2001.

The company experienced some significant changes in other balance sheet accounts in 2002. The increase in prepaid expenses and other current assets was primarily due to prepaid income taxes resulting from estimated tax payments. Other assets increased $105 million during 2002, due to a $50 million funding of the U.S. pension plan and a $58 million increase in a deferred tax asset related to the additional minimum pension liability associated with the U.S. pension plan. Accrued liabilities increased $173 million from 2001 to 2002, principally due to increases in income taxes payable ($43 million), compensation ($42 million) and derivative liabilities ($39 million). Other long-term liabilities increased $185 million from 2001 to 2002, primarily due to the additional minimum pension liability.

The company has short-term non-cancelable purchase commitments with suppliers which arise in the normal course of business and provide the company with continuity of supply and lower product cost. If the company fails to anticipate customer demand properly, a temporary oversupply of inventory could result in excess or obsolete components which could adversely affect gross margins.

Effective May 29, 2002, the company entered into a new $500 million unsecured, revolving credit facility with a group of banks, including a $200 million 364-day portion and a $300 million 3-year portion. Upon entering into the new credit agreement, the company terminated the prior $300 million unsecured, revolving credit facility that was due to expire on January 27, 2003. There were no amounts outstanding under the prior facility upon its termination.

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

The new credit agreement contains customary default provisions, leverage and interest coverage restrictions and certain restrictions on secured and subsidiary debt, disposition of assets, liens and mergers and acquisitions. The 364-day portion of the new $500 million credit facility has a maturity date of May 28, 2003, with an option to extend an additional 364 days. The company expects to exercise its option to extend the 364-day portion of the credit facility. The 3-year portion of the new credit facility has a maturity date of May 29, 2005. Any amounts outstanding under the new credit facility are due according to the applicable maturity dates noted above. As of December 31, 2002 and 2001, there were no amounts outstanding under the new and prior credit facilities, respectively.

The company has outstanding $150 million principal amount of 6.75% senior notes due May 15, 2008, which was initially priced at 98.998%, to yield 6.89% to maturity. The senior notes contain typical restrictions on liens, sale leaseback transactions, mergers and sales of assets. There are no sinking fund requirements on the senior notes and they may be redeemed at any time at the option of the company, at a redemption price as described in the related indenture agreement, as supplemented and amended, in whole or in part. A balance of $149 million (net of unamortized discount of $1 million) was outstanding at December 31, 2002.

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

In February 2001, the company filed a shelf registration statement with the Securities and Exchange Commission to register $200 million of debt securities. Although the company does not expect to utilize the shelf registration in the near term, if conditions warrant, the net proceeds from a sale of the securities could be used for capital expenditures, reduction of short-term borrowings, working capital, acquisitions and other general corporate purposes.

The following table summarizes the company's contractual obligations at December 31, 2002:
--------------------------------------------------------------------------------

                                                         Less than        1-3     4-5    After 5
                 In millions                  Total        1 year        years   years    years
  ----------------------------------------------------------------------------------------------
  Long-term debt............................  $150          $ --          $--     $--     $150
  Short-term borrowings.....................    12            12           --      --       --
  Operating leases..........................   121            30           39      23       29
  Non-cancelable purchase commitments.......   292           292           --      --       --
  ----------------------------------------------------------------------------------------------
  Total contractual obligations.............  $575          $334          $39     $23     $179
  ----------------------------------------------------------------------------------------------

In October 2001, the company entered into a new agreement to sell its U.S. trade receivables on a limited recourse basis. The new agreement increased the maximum amount of financing available to $225 million. As collections reduce previously sold receivables, the company may replenish these with new receivables. The company bears a risk of bad debt losses on U.S. trade receivables sold, since the company over-collateralizes the receivables sold with additional eligible receivables. The company addresses this risk of loss in its allowance for doubtful accounts. Receivables sold may not include amounts over 90 days past due or concentrations over certain limits with any one customer. This facility contains customary affirmative and negative covenants as well as specific provisions related to the quality of the accounts receivables sold. The facility also contains customary cash control triggering events which, if triggered, could adversely affect the company's liquidity and/or its ability to sell trade receivables. A downgrade in the company's credit rating could reduce the company's ability to sell trade receivables. The facility expires in October 2004, but requires annual renewal of commitments in October 2002 and 2003. The company renewed the annual commitment in 2002 and also expects to renew in 2003. At December 31, 2002, the facility had no U.S. trade receivables sold and outstanding. At December 31, 2001, U.S. trade receivables of $85 million had been sold, and due to the revolving nature of the agreement, $85 million also remained outstanding.

At December 31, 2002 and 2001, the company did not have any relationship with unconsolidated entities or financial partnerships, which other companies have established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, the company is not materially exposed to any financing, liquidity, market or credit risk that could arise if the company had engaged in such relationships.

At the company's Annual Meeting of Stockholders on April 27, 2000, the stockholders approved an increase in the number of authorized shares of its Class A common stock from 450 million to 900 million shares.

In July 2002, the company received authorization from the board of directors to repurchase an additional $200 million of its Class A common stock for a total repurchase authority of $1.4 billion. At December 31, 2002, there was approximately $188 million of share repurchase authority remaining. This repurchase authority allows the company, at management's discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During 2002, the company repurchased approximately 6.1 million shares in the open market at prices ranging from $41.97 per share to $60.96 per share for a cost of approximately $331 million. As of December 31, 2002, the company had repurchased approximately 34.7 million shares at prices ranging from $10.63 per share to $105.38 per share for an aggregate cost of approximately $1.2 billion.

CAPITAL EXPENDITURES

Capital expenditures totaled $112 million, $214 million and $297 million in 2002, 2001 and 2000, respectively. The capital expenditures during 2002 were primarily attributable to infrastructure support and new product development. In 2001 and 2000, the capital expenditures were principally for capacity expansion, the support of new products and research and development facilities. During 2003, the company expects capital expenditures to be approximately $125 million, primarily attributable to infrastructure support and new product development. The capital expenditures are expected to be funded primarily through cash from operations.

EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

Revenue derived from international sales, including exports from the United States, make up about half of the company's consolidated revenue, with Europe revenue accounting for approximately two-thirds of international sales. Substantially all foreign subsidiaries maintain their accounting records in their local currencies. Consequently, period-to-period comparability of results of operations is affected by fluctuations in currency exchange rates. Certain of the company's Latin American entities use the U.S. dollar as their functional currency. Lexmark's operations in Argentina were adversely impacted by currency devaluation in late 2001 and the first six months of 2002. This resulted in translation losses of approximately $5 million in 2002 and approximately $2 million in 2001. During the last six months of 2002, the company did not experience significant translation losses related to the Argentina operations.

Currency translation has significantly affected international revenue and cost of revenue, and, although it did not have a material impact on operating income for the years 2002 and 2001, the 2000 operating income was materially adversely impacted by exchange rate fluctuations. The company acts to reduce its exposure to exchange rate fluctuations through the use of operational hedges, such as pricing actions and product sourcing decisions.

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

TAX MATTERS

The company's effective income tax rate was approximately 26.0%, 13.9% and 28.0% for 2002, 2001 and 2000, respectively. The 2001 effective income tax rate was significantly impacted by the company's resolution with the Internal Revenue Service on certain adjustments related to the allocation of intercompany profits. As a result of this resolution, the company reversed previously accrued taxes, reducing the tax provision in the fourth quarter of 2001 by $40 million. Excluding the impact of this adjustment, the company's effective income tax rate was 26.5% for 2001. The decrease in the effective income tax rate was primarily due to the effect of lower tax rates on manufacturing activities in certain countries.

The company and its subsidiaries are subject to tax examinations in various U.S. and foreign jurisdictions. The company believes that adequate amounts of tax and related interest have been provided for any adjustments that may result from these examinations.

As of December 31, 2002, the company had non-U.S. tax loss carryforwards of $16 million, which have an indefinite carryforward period. As of December 31, 2002, the research and development tax credit carryforward available to reduce possible future U.S. income taxes amounted to approximately $13 million, all of which expires in the years 2022-2023.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed at least annually for impairment. The company adopted SFAS 142 as required on January 1, 2002. During the second quarter of 2002, the company completed the initial transitional goodwill impairment test, which did not indicate any goodwill impairment. Since previously reported goodwill amortization was immaterial for the company in the prior periods presented, the discontinuation of goodwill amortization will not have a material impact on the company's financial position, results of operations or cash flows. Pro forma net earnings and earnings per share are not presented because such amounts are not materially different than amounts previously reported for the years ended December 31, 2001 and 2000, respectively.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies the previous guidance of EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring), which recognized a liability for an exit cost at the date of an entity's commitment to an exit plan. SFAS 146 requires that the initial measurement of a liability be at fair value. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The impact of this statement on the company, should it have any future restructuring activities, would be primarily related to the timing of when charges are recorded.

In November 2002, the FASB issued EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, which addresses revenue recognition accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. The provisions of this statement are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The company is evaluating the effect that this statement may have on its financial position, results of operations and cash flows.

In November 2002, the FASB issued FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The interpretation is effective for qualified guarantees entered into or modified after December 31, 2002. This interpretation is not expected to have a material impact on the company's financial position, results of operations or cash flows. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Refer to Note 2 and Note 7 of the Notes to Consolidated Financial Statements for the disclosures required by this pronouncement.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure - an Amendment of SFAS 123, which provides alternative methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require more prominent disclosures in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 and the interim periods beginning after December 15, 2002. Refer to the Stock-Based Compensation Accounting Policy found in Note 2 of the Notes to Consolidated Financial Statements for the disclosures required by this statement.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The company is evaluating the effect that this statement may have on its financial position, results of operations and cash flows.

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

- Terrorist attacks and the potential for future terrorist attacks have created many political and economic uncertainties, some of which may affect the company's future operating results. Future terrorist attacks, the national and international responses to such attacks, and other acts of war or hostility may affect the company's facilities, employees, suppliers, customers, transportation networks and supply chains, or may affect the company in ways that are not capable of being predicted presently.

- Revenue derived from international sales make up about half of the company's revenue. Accordingly, the company's future results could be adversely affected by a variety of factors, including changes in a specific country's or region's political or economic conditions, foreign currency exchange rate fluctuations, trade protection measures and unexpected changes in regulatory requirements. Moreover, margins on international sales tend to be lower than those on domestic sales, and the company believes that international operations in new geographic markets will be less profitable than operations in the U.S. and European markets, in part, because of the higher investment levels for marketing, selling and distribution required to enter these markets.

- The company relies more heavily on its international production facilities and international manufacturing partners for the manufacture of its products and key components of its products. Future operating results may be adversely affected by several factors, including, without limitation, if the company's international operations or manufacturing partners are unable to supply products reliably, if there are disruptions in international trade, disruptions at important geographic points of exit and entry, if there are difficulties in transitioning such manufacturing activities among the company, its international operations and/or its manufacturing partners, or if there arise production and supply constraints which result in additional costs to the company. The financial failure or loss of a key supplier could result in a material adverse impact on the company's financial results.

- The company depends on its information technology systems for the development, manufacture, distribution, marketing, sales and support of its products and services. Any failure in such systems, or the systems of a partner or supplier, may adversely affect the company's operating results. Furthermore, because vast quantities of the company's products flow through only a few distribution centers to provide product to various geographic regions, the failure of information technology systems affecting those product distribution centers could have a material adverse impact on the company's ability to deliver product and on the company's financial results

- The company's future operating results may be adversely affected if it is unable to continue to develop, manufacture and market products that are reliable, competitive, and meet customers' needs. The markets for laser and inkjet products and associated supplies are increasingly competitive, especially with respect to pricing and the introduction of new technologies and products offering improved features and functionality. The company's inability to effectively deal with these competitive issues could have a material adverse effect on the company's financial results.

- The company and its major competitors, many of which have significantly greater financial, marketing and/or technological resources than the company, have regularly lowered prices on their products and are expected to continue to do so. In particular, both the inkjet and laser printer markets have experienced and are expected to continue to experience significant price pressure. Price reductions on inkjet or laser products or the inability to reduce costs, including warranty costs, contain expenses or increase sales as currently expected, as well as price protection measures, could result in lower profitability and jeopardize the company's ability to grow or maintain its market share.

- The company believes that one of its competitive advantages is its exclusive focus on printing solutions. The entrance of a competitor that is also exclusively focused on printing solutions could offset this advantage and could have a material adverse impact on the company's strategy and financial results.

- The company's performance depends in part upon its ability to successfully forecast the timing and extent of customer demand and manage worldwide distribution and inventory levels to support the demand of its customers. The company must also be able to address production and supply constraints, particularly delays in the supply of key components necessary for production, which may result in lost revenue or in the company incurring additional costs to meet customer demand. The company's future operating results and its ability to effectively grow or maintain its market share may be adversely affected if it is unable to address these issues on a timely basis.

- The introduction of products by the company or its competitors, or delays in customer purchases of existing products in anticipation of new product introductions by the company or its competitors and market acceptance of new products and pricing programs, the reaction of competitors to any such new products or programs, the life cycles of the company's products, as well as delays in product development and manufacturing, and variations in the cost of component parts, may impact sales, may cause a buildup in the company's inventories, make the transition from current products to new products difficult and could adversely affect the company's future operating results. The competitive pressure to develop technology and products also could cause significant changes in the level of the company's operating expenses.

- Although the company is currently the exclusive supplier of new cartridges for its laser and inkjet products, there can be no assurance that other companies will not develop new compatible cartridges for the company's products. In addition, refill and remanufactured alternatives for some of the company's cartridges are available and compete with the company's supplies business. The company expects competitive refill and remanufacturing activity to increase. Various legal challenges and governmental activities may intensify competition for the company's aftermarket supplies business.

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

- The company markets and sells its products through several sales channels. The company has also advanced a strategy of forming alliances and OEM arrangements with many companies. The company's future operating results may be adversely affected by any conflicts that might arise between or among its various sales channels, the loss of any alliance or OEM arrangement or the loss of retail shelf space. Aggressive pricing on laser and inkjet products and/or associated supplies from customers and resellers, including, without limitation, OEM customers, could result in a material adverse impact on the company's strategy and financial results. In addition, the financial failure or loss of a key customer or reseller could have a material adverse impact on the company's financial results.

- The company's inability to perform satisfactorily under service contracts for managed print services and other customer services may result in the loss of customers, loss of reputation and/or financial consequences that may have a material adverse impact on the company's financial results and strategy.

- Factors unrelated to the company's operating performance, including the financial failure or loss of significant customers, resellers, manufacturing partners or suppliers; the outcome of pending and future litigation or governmental proceedings; and the ability to retain and attract key personnel, could also adversely affect the company's operating results. In addition, the company's stock price, like that of other technology companies, can be volatile. Trading activity in the company's common stock, particularly the trading of large blocks and intraday trading in the company's common stock, may affect the company's common stock price.

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

Interest Rates
--------------
At December 31, 2002, the fair value of the company's senior notes is estimated at $163 million using quoted market prices and yields obtained through independent pricing sources for the same or similar types of borrowing arrangements, taking into consideration the underlying terms of the debt. The fair value of the senior notes exceeded the carrying value as recorded in the statements of financial position at December 31, 2002 by approximately $14 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $4 million at December 31, 2002.

Foreign Currency Exchange Rates
-------------------------------
The company employs a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the company's functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the company is exposed include the euro, the Canadian dollar, the Japanese yen, the British pound and other Asian and South American currencies. Exposures are hedged with foreign currency forward contracts, put options, and call options with maturity dates of less than eighteen months. The potential loss in fair value at December 31, 2002 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $39 million. This loss would be mitigated by corresponding gains on the underlying exposures.

                      (This page intentionally left blank)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(In Millions, Except Per Share Amounts)
--------------------------------------------------------------------------------

                                                        2002          2001          2000
                                                     -----------   -----------   -----------
Revenue............................................  $   4,356.4   $   4,104.3   $   3,767.3
Cost of revenue....................................      2,985.8       2,865.3       2,550.9
--------------------------------------------------------------------------------------------
     GROSS PROFIT..................................      1,370.6       1,239.0       1,216.4
--------------------------------------------------------------------------------------------

Research and development...........................        247.9         246.2         216.5
Selling, general and administrative................        617.8         593.4         542.9
Restructuring and related (reversal) charges.......         (5.9)         58.4          41.3
--------------------------------------------------------------------------------------------
     OPERATING EXPENSE.............................        859.8         898.0         800.7
--------------------------------------------------------------------------------------------
     OPERATING INCOME..............................        510.8         341.0         415.7

Interest expense...................................          9.0          14.8          12.8
Other..............................................          6.2           8.4           6.5
--------------------------------------------------------------------------------------------
     EARNINGS BEFORE INCOME TAXES..................        495.6         317.8         396.4

Provision for income taxes.........................        128.9          44.2         111.0
--------------------------------------------------------------------------------------------
     NET EARNINGS..................................  $     366.7   $     273.6   $     285.4

Net earnings per share:
     Basic.........................................  $      2.85   $      2.11   $      2.22
     Diluted.......................................  $      2.79   $      2.05   $      2.13

Shares used in per share calculation:
     Basic.........................................        128.5         129.6         128.4
     Diluted.......................................        131.6         133.8         134.3
--------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
AS OF DECEMBER 31, 2002 AND 2001
(In Millions, Except Par Value)
--------------------------------------------------------------------------------

                                                                2002       2001
                                                              --------   --------
ASSETS

Current assets:
  Cash and cash equivalents.................................  $  497.7   $   90.7
  Trade receivables, net of allowances of $46.0 in 2002 and
     $33.3 in 2001..........................................     600.3      702.8
  Inventories...............................................     410.3      455.1
  Prepaid expenses and other current assets.................     290.5      244.5
---------------------------------------------------------------------------------
     TOTAL CURRENT ASSETS...................................   1,798.8    1,493.1

Property, plant and equipment, net..........................     747.6      800.4
Other assets................................................     261.7      156.4
---------------------------------------------------------------------------------
     TOTAL ASSETS...........................................  $2,808.1   $2,449.9
---------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term debt...........................................  $   12.3   $   11.0
  Accounts payable..........................................     378.5      384.7
  Accrued liabilities.......................................     708.2      535.4
---------------------------------------------------------------------------------
     TOTAL CURRENT LIABILITIES..............................   1,099.0      931.1

Long-term debt..............................................     149.2      149.1
Other liabilities...........................................     478.3      293.8
---------------------------------------------------------------------------------
     TOTAL LIABILITIES......................................   1,726.5    1,374.0
---------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value, 1.6 shares authorized; no
     shares issued and outstanding..........................        --         --
  Common stock, $.01 par value:
       Class A, 900.0 shares authorized; 126.2 and 130.4
        outstanding in 2002 and 2001, respectively..........       1.6        1.6
       Class B, 10.0 shares authorized; no shares issued and
        outstanding.........................................        --         --
  Capital in excess of par..................................     863.5      806.2
  Retained earnings.........................................   1,655.8    1,289.1
  Treasury stock, at cost; 34.5 and 28.5 shares in 2002 and
     2001, respectively.....................................  (1,209.6)    (879.8)
  Accumulated other comprehensive loss......................    (229.7)    (141.2)
---------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' EQUITY.............................   1,081.6    1,075.9
---------------------------------------------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............  $2,808.1   $2,449.9

--------------------------------------------------------------------------------

See notes to consolidated financial statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(In Millions)
--------------------------------------------------------------------------------

                                                               2002      2001      2000
                                                              -------   -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings................................................  $ 366.7   $ 273.6   $ 285.4
Adjustments to reconcile net earnings to net cash provided
  by operating activities:
     Depreciation and amortization..........................    138.2     125.6      91.2
     Deferred taxes.........................................     12.3     (56.4)     (3.2)
     Restructuring and related (reversal) charges...........     (5.9)     87.7      41.3
     Other..................................................     40.8      28.8       6.0
-----------------------------------------------------------------------------------------
                                                                552.1     459.3     420.7

     Change in assets and liabilities:
       Trade receivables....................................    187.5     (23.8)   (116.7)
       Trade receivables program............................    (85.0)    (85.0)     30.0
       Inventories..........................................     44.8     (42.8)    (24.6)
       Accounts payable.....................................     (6.2)    (41.4)    125.2
       Accrued liabilities..................................    172.8     (17.5)    134.5
       Tax benefits from employee stock plans...............     31.3      54.7      61.2
       Other assets and liabilities.........................    (81.7)   (107.8)   (154.0)
-----------------------------------------------------------------------------------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES.........    815.6     195.7     476.3
-----------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of property, plant and equipment.............   (111.7)   (214.4)   (296.8)
     Other..................................................     (2.1)     (0.2)     (1.3)
-----------------------------------------------------------------------------------------
          NET CASH USED FOR INVESTING ACTIVITIES............   (113.8)   (214.6)   (298.1)
-----------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Increase (decrease) in short-term debt.................      5.7      11.0     (16.2)
     Issuance of treasury stock.............................      0.9       1.3       0.1
     Purchase of treasury stock.............................   (330.7)       --    (208.9)
     Proceeds from employee stock plans.....................     22.3      30.1      23.8
-----------------------------------------------------------------------------------------
          NET CASH (USED FOR) PROVIDED BY FINANCING
            ACTIVITIES......................................   (301.8)     42.4    (201.2)
-----------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................      7.0      (1.3)     (2.4)
-----------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents........    407.0      22.2     (25.4)
Cash and cash equivalents -- beginning of period............     90.7      68.5      93.9
-----------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS -- END OF PERIOD..................  $ 497.7   $  90.7   $  68.5

--------------------------------------------------------------------------------

See notes to consolidated financial statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE EARNINGS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(In Millions)
--------------------------------------------------------------------------------

                                                                  CLASS A           CLASS B        CAPITAL IN
                                                               COMMON STOCK      COMMON STOCK     EXCESS OF PAR
                                                              ---------------   ---------------   -------------
                                                              SHARES   AMOUNT   SHARES   AMOUNT
                                                              ------   ------   ------   ------
BALANCE AT DECEMBER 31, 1999................................  128.1     $1.5     --       $--        $630.4
Comprehensive earnings......................................
  Net earnings..............................................
  Other comprehensive earnings (loss):......................
    Minimum pension liability adjustment (net of related tax
      liability of $0.9)....................................
    Cash flow hedges, net of reclassifications (net of
      related tax benefit of $2.3)..........................
    Translation adjustment..................................
  Other comprehensive earnings (loss).......................
---------------------------------------------------------------------------------------------------------------
Comprehensive earnings......................................
Long-term incentive plan compensation.......................                                           (3.2)
Deferred stock plan compensation............................                                            3.6
Shares issued upon exercise of options......................    1.9      0.1                           15.0
Shares issued under employee stock purchase plan............    0.2                                     8.7
Tax benefit related to stock plans..........................                                           61.2
Treasury shares purchased...................................   (3.1)
Treasury shares issued......................................
---------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000................................  127.1      1.6     --        --         715.7
Comprehensive earnings......................................
  Net earnings..............................................
  Other comprehensive earnings (loss):......................
    Minimum pension liability adjustment (net of related tax
      benefit of $35.9).....................................
    Cash flow hedges, net of reclassifications (net of
      related tax benefit of $0.6)..........................
    Translation adjustment..................................
  Other comprehensive earnings (loss).......................
---------------------------------------------------------------------------------------------------------------
Comprehensive earnings......................................
Long-term incentive plan compensation.......................                                            1.0
Deferred stock plan compensation............................                                            4.7
Shares issued upon exercise of options......................    3.0                                    21.9
Shares issued under employee stock purchase plan............    0.2                                     8.2
Tax benefit related to stock plans..........................                                           54.7
Treasury shares purchased...................................
Treasury shares issued......................................    0.1
---------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2001................................  130.4      1.6     --        --         806.2
Comprehensive earnings......................................
  Net earnings..............................................
  Other comprehensive earnings (loss):......................
    Minimum pension liability adjustment (net of related tax
      benefit of $61.4).....................................
    Cash flow hedges, net of reclassifications (net of
      related tax liability of $1.0)........................
    Translation adjustment..................................
  Other comprehensive earnings (loss).......................
---------------------------------------------------------------------------------------------------------------
Comprehensive earnings......................................
Deferred stock plan compensation............................    0.1                                     3.7
Shares issued upon exercise of options......................    1.6                                    17.8
Shares issued under employee stock purchase plan............    0.1                                     4.5
Tax benefit related to stock plans..........................                                           31.3
Treasury shares purchased...................................   (6.1)
Treasury shares issued......................................    0.1
---------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2002................................  126.2     $1.6     --       $--        $863.5

--------------------------------------------------------------------------------

See notes to consolidated financial statements.

--------------------------------------------------------------------------------

                          ACCUMULATED OTHER COMPREHENSIVE EARNINGS (LOSS)
                       -----------------------------------------------------       TOTAL
RETAINED   TREASURY         MINIMUM        TRANSLATION   CASH FLOW             STOCKHOLDERS'
EARNINGS     STOCK     PENSION LIABILITY   ADJUSTMENT     HEDGES      TOTAL       EQUITY
--------   ---------   -----------------   -----------   ---------   -------   -------------
$ 730.3    $  (672.3)       $  (4.4)         $(34.9)      $  8.5     $ (30.8)    $  659.1

  285.4                                                                             285.4

                                0.8                                      0.8

                                                           (22.3)      (22.3)
                                              (22.6)                   (22.6)
                                                                     -------
                                                                       (44.1)       (44.1)
--------------------------------------------------------------------------------------------
                                                                                    241.3
                                                                                     (3.2)
                                                                                      3.6
                                                                                     15.1
                                                                                      8.7
                                                                                     61.2
              (208.9)                                                              (208.9)
                 0.1                                                                  0.1
--------------------------------------------------------------------------------------------
1,015.7       (881.1)          (3.6)          (57.5)       (13.8)      (74.9)       777.0

  273.6                                                                             273.6

                              (58.4)                                   (58.4)

                                                            (1.1)       (1.1)
                                               (6.8)                    (6.8)
                                                                     -------
                                                                       (66.3)       (66.3)
--------------------------------------------------------------------------------------------
                                                                                    207.3
                                                                                      1.0
                                                                                      4.7
                                                                                     21.9
                                                                                      8.2
                                                                                     54.7
                                                                                       --
   (0.2)         1.3                                                                  1.1
--------------------------------------------------------------------------------------------
1,289.1       (879.8)         (62.0)          (64.3)       (14.9)     (141.2)     1,075.9

  366.7                                                                             366.7

                             (103.0)                                  (103.0)

                                                            (6.0)       (6.0)
                                               20.5                     20.5
                                                                     -------
                                                                       (88.5)       (88.5)
--------------------------------------------------------------------------------------------
                                                                                    278.2
                                                                                      3.7
                                                                                     17.8
                                                                                      4.5
                                                                                     31.3
              (330.7)                                                              (330.7)
                 0.9                                                                  0.9
--------------------------------------------------------------------------------------------
$1,655.8   $(1,209.6)       $(165.0)         $(43.8)      $(20.9)    $(229.7)    $1,081.6

--------------------------------------------------------------------------------

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In Millions, Except per Share Amounts)

1. ORGANIZATION AND BUSINESS

Lexmark International Group, Inc. ("Group") merged with and into its wholly-owned subsidiary, Lexmark International, Inc. ("International") effective July 1, 2000, whereby International became the surviving corporation (the "company"). Pursuant to the merger, Group's stockholders automatically received one share of the company's Class A common stock for each share of Group Class A common stock, along with the associated rights attaching pursuant to the Stockholder Rights Plan, to which the company is a successor. The company's Class A common stock and associated rights have the same rights and privileges as Group's Class A common stock and associated rights. The company also assumed all of Group's benefit plans for employees, retirees and directors and each outstanding Group stock based award was converted into an identical stock based award in the company. Hereinafter, the "company" and "Lexmark" will refer to Group for all events prior to July 1, 2000 and will refer to International for all events subsequent to the merger.

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

Use of Estimates:

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the company evaluates its estimates, including those related to customer programs and incentives, product returns, doubtful accounts, inventories, intangible assets, income taxes, warranty obligations, restructurings, pension and other postretirement benefits, and contingencies and litigation. The company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Internal Use Software Costs:

The company capitalizes direct costs incurred during the application development and implementation stages for developing, purchasing, or otherwise acquiring software for internal use. These software costs are included in property, plant and equipment on the statements of financial position and are depreciated over the estimated useful life of the software, generally three years. All costs incurred during the preliminary project stage are expensed as incurred.

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

Warranty Reserves:

In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The disclosure requirements of FIN 45, which are effective for financial statements of interim or annual periods ending after December 15, 2002, are included below and in Note 7 of the Notes to Consolidated Financial Statements.

The company provides for the estimated cost of product warranties at the time revenue is recognized. The reserve for product warranties is based on the quantity of units sold under warranty, estimated product failure rates, and material usage and service delivery costs. The estimates for product failure rates and material usage and service delivery costs are periodically adjusted based on actual results. For extended warranty programs, the company defers revenue in short-term and long-term liability accounts (based on the extended warranty contractual period) for amounts invoiced to customers for these programs and recognizes the revenue ratably over the contractual period. Costs associated with extended warranty programs are expensed as incurred.

Revenue Recognition:

Accounting Changes
------------------
The company adopted Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, as required by December 31, 2000 and the adoption did not have a material impact on the company's financial position, results of operations or cash flows. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements.

In 2001, the Emerging Issues Task Force ("EITF") reached a consensus that consideration from a vendor to a purchaser of the vendor's products should be characterized as a reduction in revenue as stated in EITF 00-25, Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products, and clarified in EITF 01-9. This EITF consensus was effective for annual or interim financial statements beginning after December 5, 2001, with reclassification required for comparative prior periods. The company adopted this EITF as required in 2002 and the adoption of this statement had no impact on the company's net earnings, financial position or cash flows, but did result in a reclassification of certain prior year reported amounts to conform to the current year's presentation. Both revenue and selling, general and administrative expense for the twelve months ended December 31, 2001 and 2000 were reduced by approximately $38.5 million and $39.7 million, respectively, as a result of this reclassification.

General
-------
The company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. The following are the policies applicable to Lexmark's major categories of revenue transactions:

Products
--------
Revenue from product sales, including sales to distributors and resellers, is recognized when title and risk of loss transfer to the customer, generally when the product is shipped to the customer. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. At the time revenue is recognized, the company provides for the estimated cost of post-sales support, principally product warranty, and reduces revenue for estimated product returns. Additionally, the company records estimated reductions to revenue at the time of sale for customer programs and incentive offerings including special pricing agreements, promotions and other volume-based incentives. Estimated reductions in revenue are based upon historical trends and other known factors at the time of sale. In addition, the company provides price protection to reseller customers. The company records reductions to revenue for the estimated impact of price protection when price reductions are announced.

Services
--------
Revenue from support or maintenance contracts, including extended warranty programs, is recognized ratably over the contractual period. Amounts invoiced to customers in excess of revenue recognized on support or maintenance contracts are recorded as deferred revenue until the appropriate revenue recognition criteria are met. Revenue for time and material contracts is recognized as the services are performed.

Revenue Arrangements that Include Multiple Elements
---------------------------------------------------
The company enters into transactions that include multiple elements, such as a combination of products and services. Revenue for these arrangements is allocated to each element based on its relative fair value and is recognized when the revenue recognition criteria for each element have been met. Relative fair value may be determined by the price of an element if it were sold on a stand-alone basis (referred to as vendor-specific objective evidence ("VSOE")). In the absence of VSOE, third party evidence (competitors' prices of comparable products or services) is used to determine relative fair value.

Advertising Costs:

The company expenses advertising costs when incurred. Advertising expense was approximately $76.2 million, $78.1 million and $88.6 million in 2002, 2001 and 2000, respectively. Certain items previously classified as advertising expense have been reclassified as reductions of revenue in accordance with EITF 00-25 and clarified in EITF 01-9, and therefore amounts reported as advertising expense in 2001 and 2000 have been reduced.

Pension and Postretirement Benefits:

The company accounts for its defined benefit pension plans and its non-pension postretirement benefit plans using actuarial models required by Statement of Financial Accounting Standards ("SFAS") No. 87, Employers' Accounting for Pensions, and SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, respectively. Liabilities are computed using the projected unit credit method. The objective under this method is to expense each participant's benefits under the plan as they accrue, taking into consideration future salary increases and the plan's benefit allocation formula. Thus, the total pension to which each participant is expected to become entitled is broken down into units, each associated with a year of past or future credited service.

The discount rate assumption for the pension and postretirement benefit plans reflects the rates available on high -quality fixed-income investments at December 31 each year. The company's assumed long-term rate of return on plan assets is based on long-term historical actual return information, the mix of investments that comprise plan assets and future estimates of long-term investment returns by reference to external sources. Differences between actual and expected asset returns are recognized in the market-related value of plan assets over five years. The rate of compensation increase is determined by the company based upon its long-term plans for such increases.

The company's funding policy for its pension plans is to fund minimum amounts according to the regulatory requirements under which the plans operate. From time to time, the company may choose to fund amounts in excess of the minimum for various reasons.

The company accrues for the cost of providing postretirement benefits such as medical and life insurance coverage over the active service period of the employee. These benefits are funded by the company when paid.

Stock-Based Compensation:

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure -- an Amendment of SFAS 123, which provides alternative methods for a voluntary change to the fair value method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123. The company has elected to continue to account for its stock-based employee compensation plans under APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. The following disclosures are provided in accordance with SFAS 148.

The company has various stock-based employee compensation plans, which are described in Note 12 of the Notes to Consolidated Financial Statements. No stock-based employee compensation cost is reflected in net earnings as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                  YEAR ENDED DECEMBER 31
                                                                --------------------------
                                                                 2002      2001      2000
------------------------------------------------------------------------------------------
Net earnings, as reported...................................    $366.7    $273.6    $285.4
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of related tax effects................................     (32.8)    (27.8)    (20.5)
------------------------------------------------------------------------------------------
Pro forma net income........................................    $333.9    $245.8    $264.9
------------------------------------------------------------------------------------------
Net earnings per share:
  Basic -- as reported......................................    $ 2.85    $ 2.11    $ 2.22
  Basic -- pro forma........................................    $ 2.60    $ 1.90    $ 2.06
  Diluted -- as reported....................................    $ 2.79    $ 2.05    $ 2.13
  Diluted -- pro forma......................................    $ 2.54    $ 1.84    $ 1.97
------------------------------------------------------------------------------------------

Income Taxes:

The provision for income taxes is computed based on pre-tax income included in the statements of earnings. The company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Derivatives:

Effective January 1, 1999, the company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires that all derivatives, including foreign currency exchange contracts, be recognized in the statement of financial position at their fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of underlying assets or liabilities through earnings or recognized in other comprehensive earnings until the underlying hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is to be immediately recognized in earnings. In June 2000, SFAS No. 138 was issued as an amendment to SFAS No. 133. This statement amended the treatment of certain transactions discussed in SFAS No. 133. This new amendment did not have a material impact on the company's results of operations or financial position.

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

Other Comprehensive Earnings (Loss):

Other comprehensive earnings (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in comprehensive earnings (loss) but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity, net of tax. The company's other comprehensive earnings
(loss) is composed of deferred gains and losses on cash flow hedges, foreign currency translation adjustments and adjustments made to recognize additional minimum liabilities associated with the company's defined benefit pension plans.

Segment Data:

The company manufactures and sells a variety of printing products and related supplies and services that have similar economic characteristics as well as similar customers, production processes and distribution methods and, therefore, has aggregated similar divisions and continues to report one segment.

Recent Accounting Pronouncements:

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed at least annually for impairment. The company adopted SFAS 142 as required on January 1, 2002. During the second quarter of 2002, the company completed the initial transitional goodwill impairment test, which did not indicate any goodwill impairment. Since previously reported goodwill amortization was immaterial for the company in the prior periods presented, the discontinuation of goodwill amortization will not have a material impact on the company's financial position, results of operations or cash flows. Pro forma net earnings and earnings per share are not presented because such amounts are not materially different than amounts previously reported for the years ended December 31, 2001 and 2000, respectively.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies the previous guidance of EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring), which recognized a liability for an exit cost at the date of an entity's commitment to an exit plan. SFAS 146 requires that the initial measurement of a liability be at fair value. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The impact of this statement on the company, should it have any future restructuring activities, would be primarily related to the timing of when charges are recorded.

In November 2002, the FASB issued EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, which addresses revenue recognition accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. The provisions of this statement are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The company is evaluating the effect that this statement may have on its financial position, results of operations and cash flows.

In November 2002, the FASB issued FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The interpretation is effective for qualified guarantees entered into or modified after December 31, 2002. This interpretation is not expected to have a material impact on the company's financial position, results of operations or cash flows. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Refer to the Warranty Reserves Accounting Policy and Note 7 of the Notes to Consolidated Financial Statements for the disclosures required by this pronouncement.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure -- an Amendment of SFAS 123, which provides alternative methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require more prominent disclosures in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 and the interim periods beginning after December 15, 2002. Refer to the Stock-Based Compensation Accounting Policy for the disclosures required by this statement.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The company is evaluating the effect that this statement may have on its financial position, results of operations and cash flows.

Reclassifications:

Certain prior year amounts have been reclassified to conform to the 2002 presentation.

3. RESTRUCTURING AND OTHER CHARGES

As of December 31, 2002, the company had substantially completed all restructuring activities and, therefore, reversed approximately $5.9 million ($4.4 million, net of tax) during the fourth quarter of 2002. The reversal was primarily due to lower severance costs (approximately $3.5 million) and lower other exit costs (approximately $2.4 million) associated with the 2001 and 2000 restructuring plans. The severance payments were lower than originally estimated due to higher than expected attrition which resulted in the company being able to achieve headcount reductions at a lower cost. Although the restructuring activities were substantially complete at year-end 2002 and the employees have exited the business, approximately $4.7 million of severance payments are projected to continue into the first half of 2003, and are accounted for accordingly in the remaining reserve.

The following table presents a rollforward of the liabilities (in millions) incurred in connection with the 2000 and 2001 restructuring plans. These liabilities are reflected as accrued liabilities in the company's consolidated statements of financial position.

                                                              EMPLOYEE      OTHER EXIT
RESTRUCTURING LIABILITIES                                    SEPARATIONS      COSTS       TOTAL
------------------------------------------------------------------------------------------------
January 1, 2000..........................................      $   --         $  --       $   --
Additions................................................        19.3           5.0         24.3
Payments.................................................        (1.1)         (1.8)        (2.9)
------------------------------------------------------------------------------------------------
December 31, 2000........................................        18.2           3.2         21.4
------------------------------------------------------------------------------------------------
Additions................................................        26.3           9.7         36.0
Payments.................................................       (13.7)         (7.7)       (21.4)
Other....................................................        (6.0)          4.3         (1.7)
------------------------------------------------------------------------------------------------
December 31, 2001........................................        24.8           9.5         34.3
------------------------------------------------------------------------------------------------
Additions................................................          --            --           --
Payments.................................................       (15.4)         (2.9)       (18.3)
Other....................................................        (1.2)         (4.2)        (5.4)
Reversal.................................................        (3.5)         (2.4)        (5.9)
------------------------------------------------------------------------------------------------
December 31, 2002........................................      $  4.7         $ 0.0       $  4.7
------------------------------------------------------------------------------------------------

During the fourth quarter of 2001, Lexmark's management and board of directors approved a restructuring plan (the "2001 restructuring") that included a reduction in the company's global workforce of up to 12 percent. This plan provided for a reduction in infrastructure and overhead expenses, the elimination of the company's business class inkjet printer, and the closure of an electronic card manufacturing facility in Reynosa, Mexico. Restructuring and related charges of $58.4 million ($42.9 million, net of tax) were expensed during the fourth quarter of 2001. These charges were comprised of $36.0 million of accrued restructuring costs related to separation and other exit costs, $11.4 million associated with a pension curtailment related to the employee separations and $11.0 million related to asset impairment charges. The company also recorded $29.3 million ($21.6 million, net of tax) of associated restructuring-related inventory write-offs resulting from the company's decision to eliminate its business class inkjet printer, to limit the period over which the company will provide replacement parts for products no longer in production, and to exit the electronic card manufacturing facility. The inventory write-offs were included on the cost of revenue line in the statements of earnings.

The accrued restructuring costs for employee separations of $26.3 million were associated with approximately 1,600 employees worldwide from various business functions and job classes. Employee separation benefits include severance, medical and other benefits. As of December 31, 2002, approximately 1,225 employees have exited the business under the 2001 restructuring plan. This total includes the employees discussed below who were transferred to another company. In addition to employees exiting the business under the restructuring plan, the company's headcount has further decreased due to higher than expected attrition. The other exit costs of $9.7 million were primarily related to vendor and lease cancellation charges.

The $11.0 million charge for asset impairment in 2001 was determined in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and resulted from the company's decision to abandon certain assets consisting primarily of machinery and equipment used to manufacture business class inkjet printers and electronic cards. The charge for asset impairments was included on the restructuring and related charges line in the statements of earnings.

In connection with the company's plans to exit the electronic card manufacturing facility in Reynosa, Mexico, Lexmark sold the Reynosa operation to Manufacturers' Services Limited ("MSL") in early July 2002. Approximately 250 Reynosa employees were transferred to MSL as part of the sale transaction and those employees were expected to be retained by MSL. In accordance with the sales agreement, the company prepaid eighteen months of the building lease and agreed to provide support payments to MSL for approximately eighteen months, subject to the terms of the agreement. MSL agreed to assume the building lease payments for the remainder of the lease term. During the third quarter of 2002, the company reversed excess reserves of approximately $5.4 million for lease cancellation charges and employee separation costs, which were not incurred as a result of the sale to MSL. The company recorded a charge for approximately the same amount related to the support agreement with MSL.

Included in the table above was approximately $30.3 million at December 31, 2001 associated with the 2001 restructuring liability. After the reversal of $2.9 million, which is an element of the total $5.9 million reversal as shown in the restructuring liabilities table, the remaining restructuring liability for the 2001 plan was $4.7 million at December 31, 2002.

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

The employee separation costs included severance, medical and other benefits associated with approximately 900 employees worldwide, primarily in the manufacturing and related support areas. The other exit costs were related to vendor and lease cancellation charges and demolition and cleanup costs associated with the company's manufacturing relocation. The asset impairment charges resulted from the company's plans to abandon certain assets (primarily buildings) associated with the relocation of manufacturing and related support activities. As of December 31, 2001, substantially all of the employees identified in the 2000 restructuring had exited the business and received separation benefits. Included in the table above was approximately $4.0 million at December 31, 2001 associated with the 2000 restructuring liability, principally associated with anticipated demolition and cleanup activities related to assets that were to be abandoned, and medical coverage provided to employees who were bridged to retirement. The remaining restructuring liability of $3.0 million related to 2000 was reversed and is an element of the total $5.9 million reversal as shown in the restructuring liabilities table.

4. RECEIVABLES

The company's trade receivables are reported in the consolidated statements of financial position net of allowances for doubtful accounts and product returns.

In the U.S., the company sells its receivables to its wholly-owned subsidiary, Lexmark Receivables Corporation ("LRC"), which then sells the receivables to an unrelated third party. LRC is a separate legal entity with its own separate creditors who, in a liquidation of LRC, would be entitled to be satisfied out of LRC's assets prior to any value in LRC becoming available for equity claims of the company. The company accounts for the transfers of receivables as sales transactions.

In October 2001, the company entered into a new agreement to sell its U.S. trade receivables on a limited recourse basis. The new agreement increased the maximum amount of financing available to $225.0 million. As collections reduce previously sold receivables, the company may replenish these with new receivables. The company bears a risk of bad debt losses on U.S. trade receivables sold, since the company over-collateralizes the receivables sold with additional eligible receivables. The company addresses this risk of loss in its allowance for doubtful accounts. Receivables sold may not include amounts over 90 days past due or concentrations over certain limits with any one customer. This facility contains customary affirmative and negative covenants as well as specific provisions related to the quality of the accounts receivables sold. The facility expires in October 2004, but requires annual renewal of commitments in October 2002 and 2003. The company renewed the annual commitment in 2002 and also expects to renew in 2003. At December 31, 2002, the facility had no U.S. trade receivables sold and outstanding. At December 31, 2001, U.S. trade receivables of $85.0 million had been sold and, due to the revolving nature of the agreement, $85.0 million also remained outstanding.

Expenses incurred under this program totaling $1.3 million, $7.1 million, and $8.5 million for 2002, 2001 and 2000, respectively, are included in other expense in the statements of earnings.

In 1997, the company entered into three-year interest rate swaps with a total notional amount of $60.0 million, whereby the company paid interest at a fixed rate of approximately 6.5% and received interest at a floating rate equal to the three-month LIBOR. Since May 1998, the swaps served as a hedge of the receivables financings which were based on floating interest rates. These interest rate swaps expired during 2000. Expense of $0.1 million for 2000, related to these swaps is included in other expense in the statements of earnings.

5. INVENTORIES

Inventories consisted of the following at December 31:

                                                               2002     2001
-----------------------------------------------------------------------------
Work in process.............................................  $121.0   $146.9
Finished goods..............................................   289.3    308.2
-----------------------------------------------------------------------------
                                                              $410.3   $455.1
-----------------------------------------------------------------------------

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31:

                                                             USEFUL LIVES
                                                               (YEARS)        2002       2001
-----------------------------------------------------------------------------------------------
Land and improvements......................................     20          $   22.2   $   22.0
Buildings and improvements.................................   10-35            358.7      354.1
Machinery and equipment....................................    5-10            793.2      759.1
Information systems, furniture and other...................    3-7             187.4      174.2
Internal use software......................................     3               39.6       40.8
-----------------------------------------------------------------------------------------------
                                                                             1,401.1    1,350.2
Less accumulated depreciation..............................                    653.5      549.8
-----------------------------------------------------------------------------------------------
                                                                            $  747.6   $  800.4
-----------------------------------------------------------------------------------------------

Depreciation expense was $137.5 million, $125.3 million and $91.1 million for 2002, 2001 and 2000, respectively.

During the third quarter of 2002, the company recorded an asset impairment write-off of approximately $15.8 million related to the abandonment of a customer relationship management software project which had encountered software implementation and integration issues. The project was never implemented and, after it was determined that it would not meet the company's needs, it was abandoned and the in-process capital was written off. The third quarter asset impairment write-off was determined in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and was included on the cost of revenue line in the consolidated statements of earnings. The fair value of the asset was determined to be zero, since it was customized for the company and therefore, had no commercial value.

7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31:

                                                               2002     2001
-----------------------------------------------------------------------------
Compensation................................................  $119.4   $ 77.5
Income taxes payable........................................    97.0     54.3
Warranty....................................................    62.9     48.6
Marketing programs..........................................    60.5     49.4
Derivative liabilities......................................    57.4     18.8
Deferred revenue............................................    53.9     43.1
Value added taxes...........................................    32.1     28.1
Fixed assets................................................    30.7     27.2
Restructuring reserve.......................................     4.7     34.3
Other.......................................................   189.6    154.1
-----------------------------------------------------------------------------
                                                              $708.2   $535.4
-----------------------------------------------------------------------------

In accordance with the disclosure requirements of FIN 45, changes in the company's aggregate warranty liability, which includes both warranty and extended warranty (deferred revenue), during the year ended December 31, 2002 are presented below.

---------------------------------------------------------------------
Balance as of December 31, 2001.............................   $122.0
Accruals for warranties issued during 2002..................    216.8
Accruals related to pre-existing warranties (including
  amortization of deferred revenue for extended warranties
  and changes in estimates).................................    (36.2)
Settlements made (in cash or in kind) during 2002...........   (155.6)
---------------------------------------------------------------------
Balance as of December 31, 2002.............................   $147.0
---------------------------------------------------------------------

Both warranty and the short-term portion of extended warranty are included in the accrued liabilities line in the consolidated statements of financial position. The long-term portion of extended warranty is included in the other liabilities line in the consolidated statements of financial position.

8. DEBT

The company has outstanding $150.0 million principal amount of 6.75% senior notes due May 15, 2008, which was initially priced at 98.998%, to yield 6.89% to maturity. A balance of $149.2 million (net of unamortized discount of $0.8 million) was outstanding at December 31, 2002. At December 31, 2001, the balance was $149.1 million (net of unamortized discount of $0.9 million). The senior notes contain typical restrictions on liens, sale leaseback transactions, mergers and sales of assets. There are no sinking fund requirements on the senior notes and they may be redeemed at any time at the option of the company, at a redemption price as described in the related indenture agreement, as supplemented and amended, in whole or in part.

Effective May 29, 2002, the company entered into a new $500 million unsecured, revolving credit facility with a group of banks, including a $200 million 364-day portion and a $300 million 3-year portion. Upon entering into the new credit agreement, the company terminated the prior $300 million unsecured, revolving credit facility that was due to expire on January 27, 2003. There were no amounts outstanding under the prior facility upon its termination.

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

The new credit agreement contains customary default provisions, leverage and interest coverage restrictions and certain restrictions on secured and subsidiary debt, disposition of assets, liens and mergers and acquisitions. The 364-day portion of the new $500 million credit facility has a maturity date of May 28, 2003, with an option to extend an additional 364 days. The company expects to exercise its option to extend the 364-day portion of the credit facility. The 3-year portion of the new credit facility has a maturity date of May 29, 2005. Any amounts outstanding under the new credit facility are due according to the applicable maturity dates noted above. As of December 31, 2002 and 2001, there were no amounts outstanding under the new and prior credit facilities, respectively.

The company's Brazilian operation has a short-term, uncommitted line of credit with an outstanding balance of $9.3 million and $11.0 million at December 31, 2002 and 2001, respectively. The interest rate on this line of credit varies based upon the local prevailing interest rates at the time of borrowing, and averaged approximately 19% and 18%, during 2002 and 2001, respectively.

During 2002, the company's operation in the People's Republic of China entered into a short-term, uncommitted revolving loan facility. As of December 31, 2002, there was an outstanding balance of $3.0 million. The interest rate on this facility varies based upon the local prevailing interest rates at the time of borrowing, and averaged approximately 5% during 2002.

In February 2001, the company filed a shelf registration statement with the Securities and Exchange Commission to register $200 million of debt securities. Although the company does not expect to utilize the shelf registration in the near term, if conditions warrant, the net proceeds from a sale of the securities could be used for capital expenditures, reduction of short-term borrowings, working capital, acquisitions and other general corporate purposes.

Total cash paid for interest amounted to $12.6 million, $14.3 million and $15.9 million in 2002, 2001 and 2000, respectively.

9. INCOME TAXES

The provision for income taxes consisted of the following:

                                                               2002     2001      2000
---------------------------------------------------------------------------------------
Current:
  Federal...................................................  $ 63.7    $48.4    $ 83.4
  Non-U.S...................................................    44.9     46.5      30.3
  State and local...........................................     8.0      5.7       0.5
---------------------------------------------------------------------------------------
                                                               116.6    100.6     114.2
---------------------------------------------------------------------------------------
Deferred:
  Federal...................................................    21.6    (60.3)     (6.1)
  Non-U.S...................................................   (10.2)     6.2       2.7
  State and local...........................................     0.9     (2.3)      0.2
---------------------------------------------------------------------------------------
                                                                12.3    (56.4)     (3.2)
---------------------------------------------------------------------------------------
Provision for income taxes..................................  $128.9    $44.2    $111.0
---------------------------------------------------------------------------------------

Earnings before income taxes were as follows:

                                                               2002      2001      2000
----------------------------------------------------------------------------------------
U.S.........................................................  $275.3    $168.6    $198.2
Non-U.S.....................................................   220.3     149.2     198.2
----------------------------------------------------------------------------------------
Earnings before income taxes................................  $495.6    $317.8    $396.4
----------------------------------------------------------------------------------------

The company realized an income tax benefit from the exercise of certain stock options in 2002, 2001 and 2000 of $31.3 million, $54.7 million and $61.2 million, respectively. This benefit resulted in a decrease in current income taxes payable and an increase in capital in excess of par.

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

Significant components of deferred income taxes at December 31 were as follows:

                                                               2002      2001
------------------------------------------------------------------------------
Deferred tax assets:
  Tax loss carryforwards....................................  $  4.7    $  9.8
  Credit carryforward.......................................    12.5      19.2
  Inventories...............................................    20.0      18.8
  Restructuring accrual.....................................     1.4      24.7
  Pension...................................................    98.7      39.4
  Warranty..................................................    26.0       8.4
  Bad debt provision........................................     3.9       4.5
  Postretirement benefits...................................    19.9      18.5
  Other.....................................................    20.5        --
Deferred tax liabilities:
  Prepaid expenses..........................................   (21.0)     (8.7)
  Property, plant and equipment.............................   (56.0)    (40.8)
  Other.....................................................      --     (12.5)
------------------------------------------------------------------------------
Net deferred tax assets.....................................  $130.6    $ 81.3
------------------------------------------------------------------------------

The balance of the company's valuation allowance has been zero since December 31, 2000. The company has non-U.S. tax loss carryforwards of $15.6 million, which have an indefinite carryforward period. At December 31, 2002, the research and development tax credit carryforward available to reduce possible future U.S. income taxes amounted to approximately $12.5 million, all of which expires in the years 2022 -- 2023.

Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries. Undistributed earnings of non-U.S. subsidiaries included in the consolidated retained earnings were approximately $683.9 million. The company does not plan to initiate any action that would precipitate the payment of income taxes. It is not practicable to estimate the amount of additional tax that may be payable on the foreign earnings.

A reconciliation of the provision for income taxes using the U.S. statutory rate and the company's effective tax rate was as follows:

                                             2002                   2001                  2000
----------------------------------------------------------------------------------------------------
                                       AMOUNT       %         AMOUNT       %        AMOUNT       %
                                       -----------------      ----------------      ----------------
Provision for income taxes at
  statutory rate.....................  $173.4       35.0%     $111.3      35.0%     $138.8      35.0%
State and local income taxes, net of
  federal tax benefit................     8.0        1.6         5.7       1.8         6.3       1.6
Foreign tax differential.............   (49.8)     (10.0)      (29.9)     (9.4)      (33.8)     (8.5)
Change in the beginning-of-the-year
  balance of the valuation allowance
  for deferred tax assets affecting
  provision..........................      --         --          --        --        (1.8)     (0.5)
Research and development credit......   (10.5)      (2.1)      (11.0)     (3.5)       (9.0)     (2.3)
Foreign sales corporation............    (3.8)      (0.8)       (4.1)     (1.3)       (4.1)     (1.0)
Reversal of previously accrued
  taxes..............................      --         --       (40.0)    (12.6)         --        --
Other................................    11.6        2.3        12.2       3.9        14.6       3.7
----------------------------------------------------------------------------------------------------
Provision for income taxes...........  $128.9       26.0%      $44.2      13.9%     $111.0      28.0%
----------------------------------------------------------------------------------------------------

Cash paid for income taxes was $94.5 million, $32.1 million and $35.1 million in 2002, 2001 and 2000, respectively.

10. STOCKHOLDERS' EQUITY

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

At December 31, 2002, approximately 718.5 million and 1.8 million shares of Class A and Class B common stock were unissued and unreserved. These shares are available for a variety of general corporate purposes, including future public offerings to raise additional capital and for facilitating acquisitions.

In July 2002, the company received authorization from the board of directors to repurchase an additional $200 million of its Class A common stock for a total repurchase authority of $1.4 billion. At December 31, 2002, there was approximately $188 million of share repurchase authority remaining. This repurchase authority allows the company, at management's discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During 2002, the company repurchased approximately 6.1 million shares in the open market at prices ranging from $41.97 per share to $60.96 per share for a cost of approximately $331 million. As of December 31, 2002, the company had repurchased approximately 34.7 million shares at prices ranging from $10.63 per share to $105.38 per share for an aggregate cost of approximately $1.2 billion. As of December 31, 2002, the company had reissued 0.2 million shares of previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances, the net treasury shares outstanding at December 31, 2002 were 34.5 million.

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

11. EARNINGS PER SHARE

The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the years ended December 31:

                                                               2002      2001      2000
----------------------------------------------------------------------------------------
NUMERATOR:
  Net earnings..............................................  $366.7    $273.6    $285.4
----------------------------------------------------------------------------------------
DENOMINATOR:
  Weighted average shares used to compute basic EPS.........   128.5     129.6     128.4
  Effect of dilutive securities
     Stock options..........................................     3.1       4.2       5.8
     Long-term incentive plan...............................      --        --       0.1
----------------------------------------------------------------------------------------
  Weighted average shares used to compute diluted EPS.......   131.6     133.8     134.3
----------------------------------------------------------------------------------------
Basic net earnings per share................................  $ 2.85    $ 2.11    $ 2.22
----------------------------------------------------------------------------------------
Diluted net earnings per share..............................  $ 2.79    $ 2.05    $ 2.13
----------------------------------------------------------------------------------------

Stock options to purchase 2.1 million common shares in 2002, 1.9 million common shares in 2001, and 1.6 million common shares in 2000 were outstanding, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been antidilutive.

12. STOCK INCENTIVE PLANS

The company has various stock incentive plans to encourage employees and nonemployee directors to remain with the company and to more closely align their interests with those of the company's stockholders. Under the employee plans, as of December 31, 2002 approximately 4.2 million shares of Class A common stock are reserved for future grants in the form of stock options, stock appreciation rights, restricted stock, performance shares or deferred stock units (of which up to 0.2 million shares can be used for restricted stock, performance shares and deferred stock units). Under the nonemployee director plan, as of December 31, 2002 approximately 0.2 million shares of Class A common stock are reserved for future grants in the form of stock options and deferred stock units. As of December 31, 2002, awards under the programs have been limited to stock options, restricted stock, performance shares and deferred stock units.

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

The company applies APB Opinion 25, Accounting for Stock Issued to Employees,and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for restricted stock, performance-based awards and deferred stock units. Refer to Significant Accounting Policies -- Stock-Based Compensation in
Note 2 of the Notes to Consolidated Financial Statements for the effects on net earnings and earnings per share had the company applied the fair value methodology prescribed under SFAS 123.

The weighted average fair value of options granted during 2002, 2001 and 2000 was $24.14, $23.02 and $47.05 per share, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                               2002   2001   2000
---------------------------------------------------------------------------------
Expected dividend yield.....................................    --     --     --
Expected stock price volatility.............................    50%    48%    46%
Weighted average risk-free interest rate....................   4.2%   4.9%   6.6%
Weighted average expected life of options (years)...........   4.8    4.9    5.0
---------------------------------------------------------------------------------

A summary of the status of the company's stock option plans as of December 31, 2002, 2001 and 2000 and changes during the years then ended is presented below:

                                                                 OPTIONS      WEIGHTED AVERAGE
                                                              (IN MILLIONS)    EXERCISE PRICE
----------------------------------------------------------------------------------------------
Outstanding at December 31, 1999............................      13.3             $19.79
Granted.....................................................       2.2              93.76
Exercised...................................................      (2.0)             11.51
Forfeited or canceled.......................................      (0.4)             39.30
----------------------------------------------------------------------------------------------
Outstanding at December 31, 2000............................      13.1              32.88
Granted.....................................................       4.0              48.09
Exercised...................................................      (3.2)              9.01
Forfeited or canceled.......................................      (0.6)             48.88
----------------------------------------------------------------------------------------------
Outstanding at December 31, 2001............................      13.3              42.44
Granted.....................................................       2.5              51.20
Exercised...................................................      (1.8)             15.80
Forfeited or canceled.......................................      (0.8)             59.29
----------------------------------------------------------------------------------------------
Outstanding at December 31, 2002............................      13.2             $46.73
----------------------------------------------------------------------------------------------

As of December 31, 2002, 2001 and 2000 there were 5.4 million, 5.0 million and
6.5 million options exercisable, respectively.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:

-----------------------------------------------------------------------------------------------------------
                                     OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                     ---------------------------------------------------   --------------------------------
                                         WEIGHTED
                        NUMBER           AVERAGE            WEIGHTED          NUMBER           WEIGHTED
     RANGE OF         OUTSTANDING       REMAINING           AVERAGE         EXERCISABLE        AVERAGE
  EXERCISE PRICES    (IN MILLIONS)   CONTRACTUAL LIFE    EXERCISE PRICE    (IN MILLIONS)    EXERCISE PRICE
-----------------------------------------------------------------------------------------------------------
  $ 5.17 to $ 12.50        1.6             2.9years         $  9.60             1.6            $  9.60
   12.69 to   43.06        2.4             5.2                21.09             1.8              19.27
   43.38 to   50.08        3.4             8.1                47.62             0.3              49.44
   50.11 to   87.06        4.5             7.8                53.96             1.4              55.75
   88.25 to  130.06        1.3             7.1               110.11             0.3             109.60
-----------------------------------------------------------------------------------------------------------
  $ 5.17 to $130.06       13.2             6.7              $ 46.73             5.4            $ 33.23
-----------------------------------------------------------------------------------------------------------

As of December 31, 2002, the company had granted approximately 450,000 restricted stock units and supplemental deferred stock units with various vesting periods. During 2002, 2001, and 2000, respectively, the company granted 29,000, 140,000 and 86,000 restricted stock units and supplemental deferred stock units with weighted average grant prices of $52.02, $49.98 and $51.16. As of December 31, 2002, there were approximately 258,000 restricted stock units and supplemental deferred stock units outstanding. The cost of the awards, determined to be the fair market value of the shares at the date of grant, is charged to compensation expense ratably over the vesting periods.

The company has also issued approximately 315,000 deferred stock units to certain members of management who have elected to defer all or a portion of their annual bonus into such units and to certain nonemployee directors who elected to defer all or a portion of their annual retainer, chair retainer and/or meeting fees into such units. These deferred stock units are 100% vested at all times. As of December 31, 2002, there were approximately 215,000 such deferred stock units outstanding.

In addition, the company awarded approximately 134,000 performance shares, the vesting of which was based on the attainment of certain performance goals by the end of the four year period 1997 through 2000. Based on the certification in early 2001 that such performance goals were satisfied, the shares were fully vested but receipt of these shares was deferred by the grantees. In January 2003, 113,000 of these shares were issued and 21, 000 shares were further deferred by a grantee until February 2005. The compensation expense in connection with the performance shares was estimated over the four year period based on the fair market value of the shares during that period. In order to mitigate the impact of stock price changes on compensation expense, the company entered into a forward equity contract on its common stock during 2000 which was settled in cash in 2001.

The company has recorded compensation expense of $3.0 million, $4.4 million and $3.2 million in 2002, 2001 and 2000, respectively, related to these stock incentive plans.

During 1999, stockholders approved the Lexmark International Group, Inc. 1999 Employee Stock Purchase Plan ("ESPP") which became effective January 1, 2000. The ESPP enables substantially all regular employees to purchase full or fractional shares of Lexmark Class A common stock through payroll deductions of up to 10% of eligible compensation. Effective July 1, 2002, the ESPP was amended whereby the share price paid by an employee changed from 85% of the closing market price on the last business day of each month, to 85% of the lesser of the closing market price on (i) the last business day immediately preceding the first day of the respective offering period and (ii) the last business day of the respective offering period. The current plan provides semi-annual offering periods beginning each January 1 and July 1. During 2002, 2001 and 2000, employees paid the company $4.5 million, $8.2 million and $8.7 million, respectively, to purchase approximately 0.1 million shares, 0.2 million shares and 0.2 million shares, respectively. As of December 31, 2002, there were approximately 2.5 million shares of Class A common stock reserved for future purchase under the ESPP.

13. EMPLOYEE PENSION AND POSTRETIREMENT PLANS

The company and its subsidiaries have defined benefit and defined contribution pension plans that cover substantially all regular employees, and a supplemental plan that covers certain executives. Medical, dental and life insurance plans for retirees are provided by the company and certain of its non-U.S. subsidiaries. Plan assets are invested in equity securities, government and agency securities, corporate debt and annuity contracts.

The non-U.S. pension plans are not significant and use economic assumptions similar to the U.S. pension plan and therefore are not shown separately in the following disclosures. The changes in the defined benefit plan obligations and plan assets for 2002 and 2001 were as follows:

                                                                                  OTHER
                                                                              POSTRETIREMENT
                                                       PENSION BENEFITS          BENEFITS
----------------------------------------------------------------------------------------------
                                                       2002       2001        2002       2001
                                                      ------------------    ------------------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year...........    $ 575.2    $ 506.6     $ 41.2     $ 31.9
  Service cost....................................       12.7       13.7        2.2        1.9
  Interest cost...................................       40.2       38.7        3.1        2.7
  Contributions by plan participants..............        0.4        0.4        1.2        0.7
  Actuarial loss..................................       52.3       32.2        8.8        5.4
  Benefits paid...................................      (44.3)     (30.2)      (2.7)      (1.7)
  Foreign currency exchange rate changes..........       11.1       (2.7)        --         --
  Plan amendments.................................       (4.7)        --         --         --
  Settlement or curtailment losses (gains)........         --       16.5       (1.6)       0.3
----------------------------------------------------------------------------------------------
Benefit obligation at end of year.................      642.9      575.2       52.2       41.2
----------------------------------------------------------------------------------------------
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year....      455.9      513.7         --         --
  Actual return on plan assets....................      (58.9)     (30.0)        --         --
  Contributions by the employer...................       56.7        4.0        1.5        1.0
  Benefits paid...................................      (44.3)     (30.2)      (2.7)      (1.7)
  Foreign currency exchange rate changes..........        7.0       (2.0)        --         --
  Contributions by plan participants..............        0.4        0.4        1.2        0.7
----------------------------------------------------------------------------------------------
Fair value of plan assets at end of year..........      416.8      455.9         --         --
----------------------------------------------------------------------------------------------
Funded status.....................................     (226.1)    (119.3)     (52.2)     (41.2)
  Unrecognized loss (gain)........................      295.6      129.7        7.0       (0.1)
  Unrecognized prior service benefit related to
     plan changes.................................      (14.3)     (10.9)      (3.3)      (4.3)
----------------------------------------------------------------------------------------------
Net amount recognized.............................    $  55.2    $  (0.5)    $(48.5)    $(45.6)
----------------------------------------------------------------------------------------------
Amounts recognized in the consolidated statements
  of financial position:
     Prepaid pension assets.......................    $  76.8    $  18.6     $   --     $   --
     Accrued benefit liabilities..................     (287.6)    (123.2)     (48.5)     (45.6)
     Intangible asset.............................        1.7        4.1         --         --
     Accumulated other comprehensive loss, net of
       tax........................................      165.0       62.0         --         --
     Deferred tax assets..........................       99.3       38.0         --         --
----------------------------------------------------------------------------------------------
Net amount recognized.............................    $  55.2    $  (0.5)    $(48.5)    $(45.6)
----------------------------------------------------------------------------------------------

                                                                         OTHER POSTRETIREMENT
                                                PENSION BENEFITS               BENEFITS
-----------------------------------------------------------------------------------------------
                                             2002     2001     2000    2002      2001     2000
                                            ------------------------   ------------------------
WEIGHTED-AVERAGE ASSUMPTIONS AS OF
  DECEMBER 31:
  Discount rate...........................     6.4%     7.3%     7.7%    6.5%     7.5%      8.2%
  Expected return on plan assets..........     9.6%     9.7%     9.7%     --       --        --
  Rate of compensation increase...........     3.9%     4.8%     5.2%     --       --        --
COMPONENTS OF NET PERIODIC (BENEFIT) COST:
  Service cost............................  $ 12.7   $ 13.7   $ 12.3   $ 2.2    $ 1.9     $ 1.9
  Interest cost...........................    40.2     38.7     34.8     3.1      2.7       2.3
  Expected return on plan assets..........   (54.0)   (54.0)   (52.4)     --       --        --
  Amortization of prior service benefit...    (1.3)    (1.2)    (1.4)   (0.4)    (0.4)     (0.4)
  Amortization of net losses (gains)......     0.4      0.3     (1.5)     --       --      (0.2)
  Settlement or curtailment losses
     (gains)..............................     1.8      0.1      0.1    (0.6)    (0.2)       --
-----------------------------------------------------------------------------------------------
Net periodic (benefit) cost...............  $ (0.2)  $ (2.4)  $ (8.1)  $ 4.3    $ 4.0     $ 3.6
-----------------------------------------------------------------------------------------------

The weighted-average discount rate and rate of compensation increase assumptions are calculated based on the end of year benefit obligation of the U.S. and non-U.S. plans. The discount rate for the U.S. was 6.5% as of December 31, 2002, 7.5% as of December 31, 2001 and 8.0% as of December 31, 2000. The weighted-average expected return on plan assets is based on the end of year fair value of plan assets of the U.S. and non-U.S. plans. The expected return on plan assets for the U.S. was 10.0% as of December 31, 2002, 2001, and 2000.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $621.3 million, $607.2 million and $395.7 million, respectively, as of December 31, 2002, and $523.4 million, $520.5 million and $413.2 million, respectively, as of December 31, 2001.

For measurement purposes, a 10.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003. The rate is assumed to decrease gradually to 5.25% in 2009 and remain at that level thereafter. Since the net employer costs for postretirement medical benefits reach the preset caps within the next four to six years, a 1% increase or decrease in trend has a de minimis effect on costs.

Related to the company's acquisition of the Information Products Corporation from IBM in 1991, IBM agreed to pay for its pro rata share (currently estimated at $76.2 million) of future postretirement benefits for all the company's U.S. employees based on pro rated years of service with IBM and the company.

The company also sponsors defined contribution plans for employees in certain countries. Company contributions are based upon a percentage of employees' contributions. The company's expense under these plans was $11.4 million, $10.0 million, and $8.5 million in 2002, 2001 and 2000, respectively.

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

At December 31, 2002, the company had derivative assets of $40.9 million classified as prepaid expenses and other current assets as well as derivative liabilities of $57.4 million classified as accrued liabilities. At December 31, 2001, the company had derivative assets of $26.6 million classified as prepaid expenses and other current assets as well as derivative liabilities of $18.8 million classified as accrued liabilities. As of December 31, 2002, a total of $20.9 million of deferred net losses on derivative instruments were accumulated in other comprehensive earnings (loss), of which $19.9 million is expected to be reclassified to earnings during the next twelve months. As of December 31, 2001, a total of $14.9 million of deferred net losses on derivative instruments were accumulated in other comprehensive earnings (loss), of which $13.9 million was reclassified to earnings during 2002.

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

The company discontinues hedge accounting prospectively when (1) it is determined that a derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (2) the derivative expires or is sold, terminated, or exercised or (3) the derivative is discontinued as a hedge instrument, because it is unlikely that a forecasted transaction will occur. When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value hedge, the derivative will continue to be carried in the statement of financial position at its fair value. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried in the statement of financial position at its fair value, and gains and losses that were accumulated in other comprehensive earnings are recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value in the statement of financial position, with changes in its fair value recognized in current period earnings. A fair value hedge is entered into when the derivative instrument, for which hedge accounting has been discontinued, exposes earnings to further change in exchange rates. As of December 31, 2002, an immaterial portion of the company's cash flow hedges was determined to be ineffective because it was unlikely that the forecasted transaction would occur and an immaterial gain was reclassified to current period earnings.

The company recorded $13.0 million and $7.0 million of aggregate foreign currency transaction losses in 2002 and 2001, respectively, and a $0.7 million gain in 2000. The aggregate foreign currency transaction amounts include the effect of the company's foreign currency fair value hedges for all periods presented.

FINANCIAL INSTRUMENTS

At December 31, 2002, the carrying value of the company's long-term debt was $149.2 million and the fair value was $163.0 million. At December 31, 2001, the carrying value of the company's long-term debt was $149.1 million and the fair value was $146.2 million. The fair value of the long-term debt was estimated based on current rates available to the company for debt with similar characteristics. At December 31, 2002 and 2001, the carrying value of the company's short term debt was $12.3 and $11.0 million, respectively, which approximated the fair value.

CONCENTRATIONS OF CREDIT RISK

The company's main concentrations of credit risk consist primarily of temporary cash investments and trade receivables. Cash investments are made in a variety of high quality securities with prudent diversification requirements. Credit risk related to trade receivables is dispersed across a large number of customers located in various geographic areas. The company sells a large portion of its products through third-party distributors and resellers and if the financial condition or operations of these distributors and resellers were to deteriorate substantially, the company's operating results could be adversely affected. However, the company performs ongoing credit evaluations of the financial position of its third-party distributors, resellers and other customers to determine appropriate credit limits. Collateral such as letters of credit and bank guarantees is required in certain circumstances. No individual distributor or reseller accounted for more than 10% of the company's trade receivables at December 31, 2002.

The company generally has experienced longer accounts receivable cycles in its emerging markets, in particular, Asia Pacific and Latin America, when compared to its U.S. and European markets. In the event that accounts receivable cycles in these developing markets lengthen further, the company could be adversely affected.

15. COMMITMENTS AND CONTINGENCIES

The company is committed under operating leases (containing various renewal options) for rental of office and manufacturing space and equipment. Rent expense (net of rental income of $2.0 million, $2.0 million and $2.9 million) was $41.4 million, $42.2 million, and $39.6 million in 2002, 2001 and 2000, respectively. Future minimum rentals under terms of non-cancelable operating leases at December 31 are: 2003-$30.3 million; 2004-$21.2 million; 2005-$17.6 million; 2006-$13.0 million; 2007-$10.3 million and thereafter-$28.6 million.

The company is subject to legal proceedings and claims that arise in the ordinary course of business. The company does not believe that the outcome of any of those matters will have a material adverse effect on the company's financial position, results of operations or cash flows.

16. SEGMENT DATA

The company manufactures and sells a variety of printing products and related supplies and services that have similar economic characteristics as well as similar customers, production processes and distribution methods and, therefore, has aggregated similar divisions and continues to report one segment.

The following are revenue and long-lived asset information by geographic area for and as of December 31:

                                                                        REVENUE
--------------------------------------------------------------------------------------------
                                                              2002        2001        2000
                                                            --------------------------------
United States.............................................  $2,054.5    $1,858.5    $1,645.7
International.............................................   2,301.9     2,245.8     2,121.6
--------------------------------------------------------------------------------------------
Total.....................................................  $4,356.4    $4,104.3    $3,767.3
--------------------------------------------------------------------------------------------

                                                              LONG-LIVED ASSETS
--------------------------------------------------------------------------------
                                                               2002       2001
                                                              ------------------
United States...............................................  $379.3     $411.8
International...............................................   368.3      388.6
--------------------------------------------------------------------------------
Total.......................................................  $747.6     $800.4
--------------------------------------------------------------------------------

Revenue reported above is based on the countries to which the products are shipped.

Revenue information is categorized by product among laser and inkjet printers, laser and inkjet supplies, and other. This revenue information is provided in order to give additional insight into Lexmark's strategic model by quantifying the company's printers and supplies revenue growth.

The following is revenue by product category as of December 31:

                                                                         REVENUE
--------------------------------------------------------------------------------------------
                                                                2002       2001       2000
                                                              ------------------------------
Laser and inkjet printers...................................  $1,631.1   $1,623.2   $1,652.6
Laser and inkjet supplies...................................   2,334.5    1,958.2    1,543.8
Other.......................................................     390.8      522.9      570.9
--------------------------------------------------------------------------------------------
  Total.....................................................  $4,356.4   $4,104.3   $3,767.3
--------------------------------------------------------------------------------------------

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                  FIRST       SECOND      THIRD       FOURTH
   (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)       QUARTER     QUARTER     QUARTER     QUARTER
---------------------------------------------------------------------------------------------
2002:
Revenue......................................    $1,050.1    $1,058.0    $1,041.0    $1,207.3
Gross profit.................................       309.6       338.9       338.3       383.8
Operating income (1).........................       104.6       122.7       123.7       159.8
Net earnings (1).............................        71.5        89.1        89.8       116.3

Basic EPS* (1)...............................    $   0.55    $   0.69    $   0.71    $   0.92
Diluted EPS* (1).............................        0.53        0.67        0.70        0.90

Stock prices:
  High.......................................    $  61.90    $  65.23    $  54.90    $  69.50
  Low........................................       49.10       50.25       41.94       43.82

2001:
Revenue......................................    $  988.0    $  980.7    $  995.7    $1,139.9
Gross profit (2).............................       322.5       335.8       302.0       278.7
Operating income (2).........................       117.7       122.1       100.9         0.3
Net earnings (2) (3).........................        79.7        87.1        70.0        36.8

Basic EPS* (2) (3)...........................    $   0.62    $   0.67    $   0.54    $   0.28
Diluted EPS* (2) (3).........................        0.60        0.65        0.52        0.27

Stock prices:
  High.......................................    $  59.80    $  70.75    $  67.75    $  60.45
  Low........................................       40.81       42.51       41.20       42.00
---------------------------------------------------------------------------------------------

*The sum of the quarterly earnings per share amounts do not necessarily equal the year-to-date earnings per share due to changes in average share calculations. This is in accordance with prescribed reporting requirements.

(1) Amounts include the benefit of the ($5.9) million (($4.4) million, net of tax) reversal of restructuring and other charges recorded during the fourth quarter of 2002. Diluted EPS was increased by $0.03 during the fourth quarter of 2002 as a result of the restructuring reversal.

(2) Amounts include the impact of the $87.7 million ($64.5 million, net of tax) restructuring and other charges recorded during the fourth quarter of 2001. Inventory write-offs of $29.3 million associated with the restructuring actions were included in gross profit, and operating income included the inventory write-offs and the restructuring and related charges of $58.4 million. Diluted EPS was reduced by $0.48 during the fourth quarter of 2001 as a result of the restructuring and other charges.

(3) Net earnings also included a $40 million benefit from the resolution of income tax matters. Diluted EPS was increased by $0.30 during the fourth quarter of 2001 as a result of the resolution of income tax matters.

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

/s/ Gary E. Morin

Gary E. Morin
Executive vice president and chief financial officer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Lexmark International, Inc.

In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of earnings, cash flows, and stockholders' equity and comprehensive earnings appearing on pages 34 through 61 of this annual report on Form 10-K present fairly, in all material respects, the consolidated financial position of Lexmark International, Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Lexington, Kentucky
February 11, 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except with respect to information regarding the executive officers of the Registrant, the information required by Part III, Item 10 of this Form 10-K is incorporated by reference herein, and made part of this Form 10-K, from the company's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year. The information with respect to the executive officers of the Registrant is included under the heading "Executive Officers of the Registrant" in Item 1 above.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by Part III, Item 11 of this Form 10-K is incorporated by reference from the company's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by Part III, Item 12 of this Form 10-K is incorporated by reference from the company's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Part III, Item 13 of this Form 10-K is incorporated by reference from the company's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K.

ITEM 14.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures: The company's principal executive officer and principal financial officer have evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within ninety days prior to the filing date of this report, and have concluded that, as of such date the company's disclosure controls and procedures were adequate and effective.

Changes in internal controls: There were no significant changes in the company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses in the company's internal controls identified as part of the evaluation, and, as a result, no corrective actions were required or undertaken.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1 FINANCIAL STATEMENTS:

     Financial statements filed as part of this Form 10-K are included under
     Part II, Item 8.

(a)2 FINANCIAL STATEMENT SCHEDULE:

                                                                PAGES IN FORM 10-K
                                                                ------------------
Report of Independent Accountants...........................            67
For the years ended December 31, 2002, 2001, and 2000:
  Schedule II -- Valuation and Qualifying Accounts..........            68

All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Lexmark International, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 11, 2003 appearing on page 64 of this annual report on Form 10-K also included an audit of the financial statement schedule listed in item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule on page 68 of this Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Lexington, Kentucky
February 11, 2003

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002
                             (DOLLARS IN MILLIONS)

             (A)                   (B)                  (C)                  (D)           (E)
                                                     ADDITIONS
                                              ------------------------
                                BALANCE AT    CHARGED TO    CHARGED TO                  BALANCE AT
                                BEGINNING     COSTS AND       OTHER                       END OF
DESCRIPTION                     OF PERIOD      EXPENSES      ACCOUNTS     DEDUCTIONS      PERIOD
-----------                     ----------    ----------    ----------    ----------    ----------
2000:
  Accounts receivable
     allowances...............    $24.1         $ 6.3           $--        $  (8.2)       $22.2
  Inventory reserves..........     34.6          36.8            --          (40.5)        30.9
  Deferred tax assets
     valuation allowance......      1.8           7.8            --           (9.6)          --
2001:
  Accounts receivable
     allowances...............    $22.2         $20.6           $--        $  (9.5)       $33.3
  Inventory reserves..........     30.9         103.1            --          (43.7)        90.3
  Deferred tax assets
     valuation allowance......       --            --            --             --           --
2002:
  Accounts receivable
     allowances...............    $33.3         $16.9           $--        $  (4.2)       $46.0
  Inventory reserves..........     90.3          90.8            --         (100.3)        80.8
  Deferred tax assets
     valuation allowance......       --            --            --             --           --

ITEM 15(a)(3). EXHIBITS

Exhibits for the company are listed in the Index to Exhibits beginning on page E-1.

(b) REPORTS ON FORM 8-K

Current Reports on Form 8-K dated October 10, 2002 and November 13, 2002 were filed by the company with the Securities and Exchange Commission to provide Regulation FD disclosure information.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Lexington, Commonwealth of Kentucky, on March 14, 2003.

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

                   SIGNATURE                                   TITLE                       DATE
                   ---------                                   -----                       ----
/s/ Paul J. Curlander                             Chairman and Chief Executive        March 14, 2003
------------------------------------------------    Officer (Principal Executive
Paul J. Curlander                                   Officer)

/s/ Gary E. Morin                                 Executive Vice President and        March 14, 2003
------------------------------------------------    Chief Financial Officer
Gary E. Morin                                       (Principal Financial Officer)

/s/ Gary D. Stromquist                            Vice President and Corporate        March 14, 2003
------------------------------------------------    Controller (Principal
Gary D. Stromquist                                  Accounting Officer)

*                                                 Director                            March 14, 2003
------------------------------------------------
B. Charles Ames

*                                                 Director                            March 14, 2003
------------------------------------------------
Teresa Beck

*                                                 Director                            March 14, 2003
------------------------------------------------
Frank T. Cary

*                                                 Director                            March 14, 2003
------------------------------------------------
William R. Fields

*                                                 Director                            March 14, 2003
------------------------------------------------
Ralph E. Gomory

*                                                 Director                            March 14, 2003
------------------------------------------------
Stephen R. Hardis

*                                                 Director                            March 14, 2003
------------------------------------------------
James F. Hardymon

*                                                 Director                            March 14, 2003
------------------------------------------------
Robert Holland, Jr.

*                                                 Director                            March 14, 2003
------------------------------------------------
Marvin L. Mann

*                                                 Director                            March 14, 2003
------------------------------------------------
Michael J. Maples

*                                                 Director                            March 14, 2003
------------------------------------------------
Martin D. Walker

/s/ Vincent J. Cole                                                                   March 14, 2003
------------------------------------------------
* Vincent J. Cole, Attorney-in-Fact

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

                                 CERTIFICATION

I, Paul J. Curlander, certify that:

1. I have reviewed this annual report on Form 10-K of Lexmark International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003                      /s/ Paul J. Curlander
                                          --------------------------------------
                                          Paul J. Curlander
                                          Chairman and Chief Executive Officer

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

                                 CERTIFICATION

I, Gary E. Morin, certify that:

1. I have reviewed this annual report on Form 10-K of Lexmark International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003                      /s/ Gary E. Morin
                                          --------------------------------------
                                          Gary E. Morin
                                          Executive Vice President and
                                          Chief Financial Officer

                               INDEX TO EXHIBITS

 NUMBER                      DESCRIPTION OF EXHIBITS
 ------                      -----------------------
  2        Agreement and Plan of Merger, dated as of February 29, 2000, by and between Lexmark International, Inc. (the "company")
           and Lexmark International Group, Inc. ("Group"). (1)
  3.1      Restated Certificate of Incorporation of the company. (2)
  3.2      Company By-Laws, as Amended and Restated June 22, 2000. (2)
  3.3      Amendment No. 1 to company By-Laws, as Amended and Restated
           June 22, 2000. (3)
  4.1      Form of the company's 6.75% Senior Notes due 2008. (4)
  4.2      Indenture, dated as of May 11, 1998, by and among the
           company, as Issuer, and Group, as Guarantor, to The Bank of
           New York, as Trustee. (4)
  4.3      First Supplemental Indenture, dated as of June 22, 2000, by and among the company, as Issuer, and Group, as Guarantor, to The Bank of New York, as Trustee. (2)
  4.4      Amended and Restated Rights Agreement, dated as of February
           11, 1999, between the company and ChaseMellon Shareholder
           Services, L.L.C., as Rights Agent. (5)
  4.5      Amendment to Amended and Restated Rights Agreement, dated as of December 2, 2002, by and among the company, The Bank of
           New York, as successor Rights Agent, and Mellon Investor
           Services L.L.C., as former Rights Agent.
  4.6      Specimen of Class A common stock certificate. (2)
 10.1      Agreement, dated as of May 31, 1990, between the company and
           Canon Inc., and Amendment thereto. (6)*
 10.2      Agreement, dated as of March 26, 1991, between the company and Hewlett-Packard Company. (6)*
 10.3      Patent Cross-License Agreement, effective October 1, 1996, between Hewlett-Packard Company and the company. (7)*
 10.4      Amended and Restated Lease Agreement, dated as of January 1,
           1991, between IBM and the company, and First Amendment
           thereto. (8)
 10.5      Third Amendment to Lease, dated as of December 28, 2000,
           between IBM and the company. (9)
 10.6      Multicurrency Revolving Credit Agreement, dated as of May
           29, 2002, by and among the company, as Borrower, the Lenders party thereto, Fleet National Bank, as Administrative Agent,
           Fleet Securities, Inc. as Arranger, JPMorgan Chase Bank and
           Citicorp USA, Inc. as Co-Syndication Agents, and Key
           Corporate Capital Inc. and SunTrust Bank as Co-Documentation
           Agents. (10)
 10.7      Receivables Purchase Agreement, dated as of October 22,
           2001, by and among Lexmark Receivables Corporation ("LRC"), as Seller, CIESCO L.P, as Investor, Citibank, N.A., Citicorp
           North America, Inc., as Agent, and the company, as
           Collection Agent and Originator. (3)
 10.8      Amendment to Receivables Purchase Agreement, dated as of
           October 17, 2002, by and among LRC, as Seller, CIESCO L.P., as Investor, Citibank, N.A., Citicorp North America, Inc.,
           as Agent, and the company, as Collection Agent and
           Originator. (11)
 10.9      Purchase and Contribution Agreement, dated as of October 22,
           2001, by and between the company, as Seller, and LRC, as
           Purchaser. (3)
 10.10     Amendment to Purchase and Contribution Agreement, dated as of October 17, 2002, by and between the company, as Seller, and LRC, as Purchaser. (11)
 10.11     Lexmark Holding, Inc. Stock Option Plan for Executives and
           Senior Officers. (8)+

 NUMBER                      DESCRIPTION OF EXHIBITS
 ------                      -----------------------
 10.12     First Amendment to the Lexmark Holding, Inc. Stock Option
           Plan for Executives and Senior Officers, dated as of October
           31, 1994. (12)+
 10.13     Second Amendment to the Lexmark Holding, Inc. Stock Option
           Plan for Executives and Senior Officers, dated as of
           September 13, 1995. (12)+
 10.14     Third Amendment to the Lexmark Holding, Inc. Stock Option
           Plan for Executives and Senior Officers, dated as of April
           29, 1999. (13)+
 10.15     Fourth Amendment to the Lexmark Holding, Inc. Stock Option
           Plan for Executives and Senior Officers, dated as of July
           29, 1999. (13)+
 10.16     Form of Stock Option Agreement pursuant to the Lexmark
           Holding, Inc. Stock Option Plan for Executives and Senior
           Officers. (12)+
 10.17     Lexmark Holding, Inc. Stock Option Plan for Senior Managers.
           (9)+
 10.18     First Amendment to the Lexmark Holding, Inc. Stock Option
           Plan for Senior Managers, dated as of September 13, 1995.
           (9)+
 10.19     Second Amendment to the Lexmark Holding, Inc. Stock Option
           Plan for Senior Managers, dated as of April 29, 1999. (9)+
 10.20     Third Amendment to the Lexmark Holding, Inc. Stock Option
           Plan for Senior Managers, dated as of July 29, 1999. (9)+
 10.21     Form of Stock Option Agreement pursuant to the Lexmark
           Holding, Inc. Stock Option Plan for Senior Managers. (9)+
 10.22     Lexmark International Group, Inc. Stock Incentive Plan,
           Amended and Restated Effective April 30, 1998. (14)+
 10.23     Amendment No. 1 to the Lexmark International Group, Inc.
           Stock Incentive Plan, as Amended and Restated, dated as of
           April 29, 1999. (13)+
 10.24     Amendment No. 2 to the Lexmark International Group, Inc.
           Stock Incentive Plan, as Amended and Restated, dated as of
           April 26, 2001. (15)+
 10.25     Form of Stock Option Agreement pursuant to the company's
           Stock Incentive Plan. (9)+
 10.26     Lexmark International Group, Inc. Nonemployee Director Stock
           Plan, Amended and Restated, Effective April 30, 1998. (4)+
 10.27     Amendment No. 1 to the Lexmark International Group, Inc.
           Nonemployee Director Stock Plan, dated as of February 11,
           1999. (16)+
 10.28     Amendment No. 2 to the Lexmark International Group, Inc.
           Nonemployee Director Stock Plan, dated as of April 29, 1999.
           (13)+
 10.29     Form of Stock Option Agreement, pursuant to the company's
           Nonemployee Director Stock Plan, Amended and Restated
           effective April 30, 1998. (17)+
 10.30     Employment Agreement, dated as of July 1, 2001, by and
           between Paul J. Curlander and the company. (9)+
 10.31     Employment Agreement, dated as of July 1, 2001, by and
           between Gary E. Morin and the company. (9)+
 10.32     Employment Agreement, dated as of July 1, 2001, by and
           between Paul A. Rooke and the company. (9)+
 10.33     Employment Agreement, dated as of July 1, 2001, by and
           between Vincent J. Cole and the company. (9)+
 10.34     Employment Agreement, dated as of July 1, 2001, by and
           between Timothy P. Craig and the company. (9)+

 NUMBER                      DESCRIPTION OF EXHIBITS
 ------                      -----------------------
 10.35     Form of Change in Control Agreement entered into as of April
           30, 1998, by and among the company, Group and certain
           officers thereof and entered into as of July 1, 2001, by and between Timothy P. Craig and the company. (17)+
 10.36     Form of Indemnification Agreement entered into as of April
           30, 1998, by and among the company, Group and certain
           officers thereof and entered into as of July 1, 2001, by and between Timothy P. Craig and the company. (17)+
 12        Computation of Ratio of Earnings to Fixed Charges.
 21        Subsidiaries of the company as of December 31, 2002.
 23        Consent of PricewaterhouseCoopers LLP.
 24        Power of Attorney
 99.1      Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
           Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 99.2      Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
           Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 99.3      Financial Statements of Lexmark International Group, Inc.
           1999 Employee Stock Purchase Plan for the year ended
           December 31, 2002.

---------------

* Confidential treatment previously granted by the Securities and Exchange Commission.
+ Indicates management contract or compensatory plan, contract or arrangement.
(1) Incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000
      (Commission File No. 1-14050).
(2) Incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (Commission
      File No. 1-14050).
(3) Incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001
      (Commission File No. 1-14050).
(4) Incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Commission
      File No. 1-14050).
(5)   Incorporated by reference to the company's Amended
      Registration Statement on Form 8-A filed with the Commission on March 12, 1999 (Commission File No. 1-14050).
(6)   Incorporated by reference to the company's Form S-1
      Registration Statement, Amendment No. 2 (Registration No.
      33-97218) filed with the Commission on November 13, 1995.
(7) Incorporated by reference to the company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1996
      (Commission File No. 1-14050).
(8)   Incorporated by reference to the company's Form S-1
      Registration Statement (Registration No. 33-97218) filed with the Commission on September 22, 1995.
(9) Incorporated by reference to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001
      (Commission File No. 1-14050).
(10) Incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (Commission
      File No. 1-14050).
(11) Incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002
      (Commission File No. 1-14050).
(12)  Incorporated by reference to the company's Form S-1
      Registration Statement, Amendment No. 1 (Registration No.
      33-97218), filed with the Commission on October 27, 1995.

(13) Incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (Commission
      File No. 1-14050).
(14) Incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998
      (Commission File No. 1-14050).
(15) Incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (Commission
      File No. 1-14050).
(16) Incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999
      (Commission File No. 1-14050).
(17) Incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998
      (Commission File No. 1-14050).