Form 10-Q
period 2003-03-31
LEXMARK INTERNATIONAL INC /KY/
filed 2003-05-13
CIK 1001288

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
   |X|           Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Quarterly Period Ended March 31, 2003

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
    (State or other jurisdiction                             (I.R.S. Employe
 of incorporation or organization)                          Identification No.)

     One Lexmark Centre Drive
     740 West New Circle Road
       Lexington, Kentucky                                          40550
 (Address of principal executive offices)                        (Zip Code)

                                 (859) 232-2000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is an accelerated filed (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes X No __

The registrant had 127,494,727 shares outstanding (excluding shares held in treasury) of Class A common stock, par value $0.01 per share, as of the close of business on May 7, 2003.

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX




                                                                                                     Page of
                                                                                                    Form 10-Q
                                                                                                    ---------

                                     PART I

ITEM 1. Financial Statements

        CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (Unaudited)
                 THREE MONTHS ENDED MARCH 31, 2003 AND 2002.................................................2

        CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION (Unaudited)
                 AS OF MARCH 31, 2003 AND DECEMBER 31, 2002.................................................3

        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                 THREE MONTHS  ENDED MARCH 31, 2003 AND 2002................................................4

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)..................................5-7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION (Unaudited)...................................................8-12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........................................13

ITEM 4. CONTROLS AND PROCEDURES............................................................................13

                                     PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................14

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...................................................................15

                         Part I - Financial Information

Item 1.  Financial Statements

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                     (In Millions, Except Per Share Amounts)
                                   (Unaudited)

                                                                                           Three Months Ended
                                                                                                March 31
                                                                                   ------------------------------------
                                                                                       2003                    2002
                                                                                       ----                    ----


Revenue                                                                              $1,107.9               $1,050.1
Cost of revenue                                                                         751.7                  740.5
                                                                                     --------               --------
         Gross profit                                                                   356.2                  309.6
                                                                                     --------               --------

Research and development                                                                 62.1                   61.2
Selling, general and administrative                                                     165.5                  143.8
                                                                                     --------               --------
         Operating expense                                                              227.6                  205.0
                                                                                     --------               --------

         Operating income                                                               128.6                  104.6

Interest expense, net                                                                     0.7                    3.1
Other                                                                                     -                      4.2
                                                                                     --------               --------

         Earnings before income taxes                                                   127.9                   97.3


Provision for income taxes                                                               33.3                   25.8
                                                                                     --------               --------
         Net earnings                                                                $   94.6               $   71.5
                                                                                     ========               ========

Net earnings per share:
         Basic                                                                       $   0.74               $   0.55
                                                                                     ========               ========

         Diluted                                                                     $   0.73               $   0.53
                                                                                     ========               ========


Shares used in per share calculation:
         Basic                                                                          127.1                  130.6
                                                                                     ========               ========

         Diluted                                                                        130.2                  134.0
                                                                                     ========               ========




See notes to consolidated condensed financial statements.

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                         (In Millions, Except Par Value)
                                   (Unaudited)

                                                                                          March 31           December 31
                                                                                        -------------     -----------------
                                                                                            2003                2002
ASSETS
Current assets:
     Cash and cash equivalents                                                           $    722.2           $    497.7
     Trade receivables, net of allowances of  $50.9 in 2003 and $46.0 in 2002                 548.0                600.3
     Inventories                                                                              369.3                410.3
     Prepaid expenses and other current assets                                                239.8                290.5
                                                                                         ----------           ----------
             Total current assets                                                           1,879.3              1,798.8


Property, plant and equipment, net                                                            724.4                747.6
Other assets                                                                                  257.1                261.7
                                                                                         ----------           ----------
             Total assets                                                                $  2,860.8           $  2,808.1
                                                                                         ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term debt                                                                     $      2.0           $     12.3
     Accounts payable                                                                         388.7                378.5
     Accrued liabilities                                                                      642.4                708.2
                                                                                          ---------           ----------
             Total current liabilities                                                      1,033.1              1,099.0

Long-term debt                                                                                149.2                149.2
Other liabilities                                                                             480.1                478.3
                                                                                         ----------           ----------
             Total liabilities                                                              1,662.4              1,726.5
                                                                                         ----------           ----------

Stockholders' equity:
     Preferred stock, $.01 par value, 1.6 shares authorized;
       no shares issued and outstanding                                                         -                    -
     Common stock, $.01 par value:
             Class A, 900.0 shares authorized;  126.9 and
               126.2 outstanding in 2003 and 2002, respectively                                 1.6                  1.6
             Class B, 10.0 shares authorized; no shares issued and
              outstanding                                                                       -                    -
     Capital in excess of par                                                                 884.6                863.5
     Retained earnings                                                                      1,750.4              1,655.8
     Treasury stock, at cost; 34.5 and 34.5 shares in 2003
        and 2002, respectively                                                             (1,209.4)            (1,209.6)
     Accumulated other comprehensive loss                                                    (228.8)              (229.7)
                                                                                         ----------           ----------
             Total stockholders' equity                                                     1,198.4              1,081.6
                                                                                         ----------           ----------
             Total liabilities and stockholders' equity                                  $  2,860.8           $  2,808.1
                                                                                         ==========           ==========



See notes to consolidated condensed financial statements.

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (In Millions)
                                   (Unaudited)


                                                                                            Three Months Ended
                                                                                                 March 31
                                                                                      -------------------------------
                                                                                           2003            2002
                                                                                           ----            ----
Cash flows from operating activities:
   Net earnings                                                                          $  94.6          $  71.5
       Adjustments to reconcile net earnings to net cash
          provided by operating activities:
             Depreciation and amortization                                                  37.3             32.9
             Deferred taxes                                                                 (2.1)             2.0
             Other                                                                          10.3              7.5
                                                                                         -------          -------
                                                                                           140.1            113.9
             Change in assets and liabilities:
               Trade receivables                                                            52.3             37.4
               Trade receivables program                                                     -              (15.0)
               Inventories                                                                  41.0             (2.8)
               Accounts payable                                                             10.2            (10.0)
               Accrued liabilities                                                         (65.8)             6.1
               Tax benefits from employee stock plans                                        6.4              5.9
               Other assets and liabilities                                                 52.5            (20.8)
                                                                                         -------          -------
                 Net cash provided by operating activities                                 236.7            114.7
                                                                                         -------          -------

Cash flows from investing activities:
   Purchases of property, plant and equipment                                              (16.1)           (21.5)
   Other                                                                                     -                 -
                                                                                         -------          -------
                 Net cash used for investing activities                                    (16.1)           (21.5)
                                                                                         -------          -------

Cash flows from financing activities:
   (Decrease) increase in short-term debt                                                  (10.4)             0.8
   Issuance of treasury stock                                                                0.1              0.4
   Purchase of treasury stock                                                                -              (77.0)
   Proceeds from employee stock plans                                                       13.1              7.5
                                                                                         -------          -------
                 Net cash provided by (used for) financing activities                        2.8           ( 68.3)
                                                                                         -------          -------

Effect of exchange rate changes on cash                                                      1.1             (0.6)
                                                                                         -------          -------

Net  increase in cash and cash equivalents                                                 224.5             24.3
Cash and cash equivalents - beginning of period                                            497.7             90.7
                                                                                         -------          -------

Cash and cash equivalents - end of period                                                $ 722.2          $ 115.0
                                                                                         =======          =======

See notes to consolidated condensed financial statements.

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   BASIS OF PRESENTATION

     The accompanying interim financial statements are unaudited; however, in the opinion of management of Lexmark International, Inc. (together with its subsidiaries, the "company"), all adjustments (which comprise only normal and recurring accruals) necessary for a fair presentation of the interim financial results have been included. The results for the interim periods are not necessarily indicative of results to be expected for the entire year. These financial statements and notes should be read in conjunction with the company's audited annual consolidated financial statements for the year ended December 31, 2002.


2.   STOCK-BASED COMPENSATION
     (In millions, except per share amounts)

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation --Transition and Disclosure - an Amendment of SFAS 123, which provided alternative methods for a voluntary change to the fair value method of accounting for stock-based employee compensation and amended the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. The company has elected to continue to account for its stock-based employee compensation plans under APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation cost is reflected in net earnings as all options granted have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table is provided in accordance with the disclosure requirements of SFAS 148 and illustrates the effect on net earnings and earnings per share if the company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.


                                                                                       Three Months Ended
                                                                                            March 31
                                                                           --------------------------------------------
                                                                                  2003                    2002
                                                                                  ----                    ----


       Net earnings, as reported                                                  $94.6                  $71.5

       Deduct:  Total stock-based employee compensation expense
         determined  under fair value based method for  all awards,
         net of related tax effects                                               (10.6)                  (7.4)
                                                                                  -----                  -----

       Pro forma net income                                                       $84.0                  $64.1
                                                                                  =====                  =====

       Net earnings per share:
          Basic - as reported                                                     $0.74                  $0.55
          Basic - pro forma                                                       $0.66                  $0.49

          Diluted - as reported                                                   $0.73                  $0.53
          Diluted - pro forma                                                     $0.65                  $0.48


3.   RESTRUCTURING AND RELATED CHARGES

     As of December 31, 2002, the company had substantially completed all restructuring activities. The remaining restructuring liability of $4.7 million was associated with severance payments, which were expected to continue into the first half of 2003 for employees who had exited the business. During the first quarter of 2003, the company paid approximately $2.6 million of separation payments, leaving a $2.1 million restructuring liability as of March 31, 2003. This liability is reflected on the accrued liabilities line in the company's consolidated statements of financial position.


4.   INVENTORIES
     (Dollars in millions)

     Inventories consist of the following:

                                                                                March 31             December 31
                                                                                  2003                   2002
                                                                           -------------------    -------------------
       Work in process                                                            $108.0                $121.0
       Finished goods                                                              261.3                 289.3
                                                                                  ------                ------
                                                                                  $369.3                $410.3
                                                                                  ======                ======


5.   AGGREGATE WARRANTY LIABILITY
     (Dollars in millions)

     Changes in the company's aggregate warranty liability, which includes both warranty and extended warranty (deferred revenue), during the three months ended March 31, 2003 are presented below.


                            ------------------------------------------------------------
                            Balance as of December 31, 2002                      $147.0

                            Accruals for warranties issued during 2003             52.7

                            Accruals related to pre-existing warranties
                                (including amortization of deferred
                                revenue for extended warranties and                (8.5)
                                changes in estimates)

                            Settlements made (in cash or in kind) during 2003     (45.0)
                            ------------------------------------------------------------

                            Balance as of March 31, 2003                         $146.2
                            ------------------------------------------------------------

     Both warranty and the short-term portion of extended warranty are included in the accrued liabilities line in the consolidated statements of financial position. The long-term portion of extended warranty is included in the other liabilities line in the consolidated statements of financial position.

6.   OTHER COMPREHENSIVE EARNINGS (LOSS)
     (Dollars in millions)

     Comprehensive earnings, net of taxes, consists of the following:

                                                                                        Three Months Ended
                                                                                             March 31
                                                                             ----------------------------------------
                                                                                     2003                2002
                                                                                     ----                ----
      Net earnings                                                                 $94.6               $71.5
      Other comprehensive earnings (loss):
          Foreign currency translation adjustment                                    2.6                (1.2)
          Cash flow hedging, net of reclassifications                               (2.2)                3.0
          Minimum pension liability adjustment                                       0.5                 -
                                                                                   -----               -----

      Comprehensive earnings                                                       $95.5               $73.3
                                                                                   =====               =====

     Accumulated other comprehensive earnings (loss) consists of the following:

                                                                                                     Accumulated
                                                                                    Minimum             Other
                                                Translation       Cash Flow         Pension         Comprehensive
                                                Adjustment          Hedges         Liability       Earnings (Loss)
                                                -----------       ---------        ---------       ---------------
      Balance, December 31, 2002                  $(43.8)          $(20.9)         $(165.0)            $(229.7)
      First quarter 2003 change                      2.6             (2.2)             0.5                 0.9
                                                  ------           ------          -------             -------
      Balance, March 31, 2003                     $(41.2)          $(23.1)         $(164.5)            $(228.8)
                                                  ======           ======          =======             =======


7.   EARNINGS PER SHARE (EPS)
     (In millions, except per share amounts)

     The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations:

                                                                                           Three Months Ended
                                                                                                March 31
                                                                                    ----------------------------------
                                                                                         2003              2002
                                                                                         ----              ----
      Numerator:
         Net earnings                                                                    $94.6            $71.5
                                                                                         =====            =====

      Denominator:
         Weighted average shares used
           to compute basic EPS                                                          127.1            130.6

         Effect of dilutive securities
           Stock options                                                                   3.1              3.4
                                                                                         -----            -----

         Weighted average shares used
           to compute diluted EPS                                                        130.2            134.0
                                                                                         =====            =====

         Basic net EPS                                                                   $0.74            $0.55
         Diluted net EPS                                                                 $0.73            $0.53

     Options to purchase an additional 1.7 million and 2.3 million shares of Class A common stock for the three month periods ended March 31, 2003 and 2002, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would be antidilutive.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (Unaudited)

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

Results of Operations
---------------------

Consolidated revenue for the three months ended March 31, 2003 was $1.108 million, an increase of 6% over the same period of 2002. Total U.S. revenue decreased $18 million or 3% and international revenue, including exports from the U.S., increased $76 million or 14%. Revenue was positively impacted 7% by foreign currency exchange rates due to strengthening of European currencies against the U.S. dollar. Revenue from sales to all original equipment manufacturers ("OEM") customers accounted for less than 10% of consolidated revenue in the first quarter of 2003 with no single OEM customer accounting for more than 5% of total revenue.

The revenue growth was driven by increased sales of laser and inkjet supplies whose revenue increased 17% over 2002. Laser and inkjet supplies revenue was $642 million for the first quarter of 2003, versus $546 million for the same period in 2002, and represents 58% of total revenue versus 52% in 2002. Laser and inkjet printer revenue was $370 million for the first quarter of 2003, an 8% decrease from 2002.

Consolidated gross profit was $356 million for the first three months of 2003, an increase of 15% from the same period of 2002. Gross profit as a percentage of revenue for the quarter ended March 31, 2003 increased to 32.1% from 29.5% in the first quarter of 2002, an increase of 2.6 percentage points. The improvement in the gross profit margin was due to an increase of supplies in the product mix (4.3 percentage points) and higher supplies margins (1.5 percentage points), somewhat offset by lower printer margins (3.2 percentage points).

Total operating expense was $228 million for the quarter ended March 31, 2003 compared to $205 million for the same period of 2002. Operating expense as a percentage of revenue for the quarter was 20.5% compared to 19.5% for the corresponding period in 2002. The 1.0 percentage point increase was primarily due to an increase in selling, general and administrative expense as a percentage of revenue, reflecting additional marketing investments and an increase in bad debt reserves during the first quarter of 2003.

Consolidated operating income was $129 million for the first quarter of 2003 and increased 23% from 2002, primarily due to the improved gross profit margin, partially offset by the increase in operating expense as a percentage of revenue.

Non-operating expenses declined $7 million in the first three months of 2003, compared to the same period in 2002. The decrease was principally due to a $3.6 million write-down of a private equity investment during the first quarter of 2002 and additional interest income during the first quarter of 2003 compared to the same period in 2002.

Net earnings for the first quarter of 2003 were $95 million, compared to $72 million in the first quarter of 2002. The increase in net earnings was due to the improved operating income, lower non-operating expenses and a slight reduction in the effective income tax rate. The effective income tax rate was 26.0% in 2003 as compared to 26.5% in 2002. The decrease in the effective income tax rate was primarily due to lower income tax rates on manufacturing activities in certain countries.

Basic net earnings per share were $0.74 the first quarter of 2003 compared to $0.55 in the corresponding period in 2002. Diluted net earnings per share were $0.73 in the first quarter of 2003, compared to $0.53 in 2002, an increase of 36%. This increase was primarily due to the increase in net earnings.

Financial Condition
-------------------

The company's financial position remains strong at March 31, 2003, with working capital of $846 million compared to $700 million at December 31, 2002. At March 31, 2003, the company had outstanding $2 million of short-term debt and $149 million of long-term debt. The debt to total capital ratio was 11% at March 31, 2003, compared to 13% at December 31, 2002. The company had no amounts outstanding under its U.S. trade receivables financing program or its revolving credit facility at March 31, 2003.

Cash provided by operating activities for the three months ended March 31, 2003 was $237 million, compared to $115 million in the first quarter of 2002. The increase in cash flows from operating activities was primarily due to favorable cash flow changes in other assets and liabilities accounts and certain working capital accounts (principally inventories and accounts payable), partially offset by unfavorable cash flow changes in accrued liabilities. The favorable cash flow changes in working capital accounts were principally due to the company's continued focus on cash cycle management. The cash flow changes in other assets and liabilities accounts were principally due to a reclassification of prepaid income taxes to net against accrued liabilities for income taxes.
This reclassification, as well as the payment of bonuses and commissions, resulted in the unfavorable cash flow changes in accrued liabilities. The company did not purchase any treasury stock during the first quarter of 2003, compared to $77 million of purchases of treasury stock during the same period in 2002. This resulted in a $3 million source of cash from financing activities in the 2003, compared to a $68 million use of cash for financing activities in 2002. Management believes that cash provided by operations will continue to be sufficient to meet operating and capital needs.

Capital expenditures for the first three months of 2003 were $16 million compared to $22 million for the same period of 2002. The 2003 capital expenditures were principally related to infrastructure support and new product development. It is anticipated that capital expenditures for 2003 will be approximately $125 million and are expected to be funded through cash from operations.

As of March 31, 2003, the company's board of directors had authorized a total repurchase of $1.4 billion of its Class A common stock and there was approximately $188 million of share repurchase authority remaining. This repurchase authority allows the company, at management's discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. No shares have been repurchased during 2003. As of March 31, 2003, the company had repurchased approximately 34.7 million shares at prices ranging from $10.63 per share to $105.38 per share for an aggregate cost of approximately $1.2 billion.

Restructuring and related charges
---------------------------------

As of December 31, 2002, the company had substantially completed all restructuring activities. The remaining restructuring liability of $4.7 million was associated with severance payments, which were expected to continue into the first half of 2003 for employees who had exited the business. During the first quarter of 2003, the company paid approximately $2.6 million of separation payments, leaving a $2.1 million restructuring liability as of March 31, 2003. This liability is reflected on the accrued liabilities line in the company's consolidated statements of financial position.

Factors That May Affect  Future  Results and  Information  Concerning  Forward -
--------------------------------------------------------------------------------
Looking Statements
------------------

Statements contained in this report which are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the company. There can be no assurance that future developments affecting the company will be those anticipated by management, and there are a number of factors that could adversely affect the company's future operating results or cause the company's actual results to differ materially from the estimates or expectations reflected in such forward-looking statements, including without limitation, the factors set forth below:

o Unfavorable global economic conditions may adversely impact the company's future operating results. Since the second quarter of 2001, the company has experienced weak markets for its products. Continued softness in these markets and uncertainty about the timing and extent of the global economic downturn by both corporate and consumer purchasers of the company's products could result in lower demand for the company's products. Weakness in demand has resulted in intense price competition and may result in excessive inventory for the company and/or its reseller channel, which may adversely affect sales, pricing, risk of obsolescence and/or other elements of the company's operating results.

o The company's future operating results may be adversely affected if it is unable to continue to develop, manufacture and market products that are reliable, competitive, and meet customers' needs. The markets for laser and inkjet products and associated supplies are aggressively competitive, especially with respect to pricing and the introduction of new technologies and products offering improved features and functionality. The impact of competitive activities on the sales volumes or revenue of the company, or the company's inability to effectively deal with these competitive issues, could have a material adverse effect on the company's ability to maintain or grow retail shelf space or market share and on its financial results.

o The company and its major competitors, many of which have significantly greater financial, marketing and/or technological resources than the company, have regularly lowered prices on their products and are expected to continue to do so. In particular, both the inkjet and laser printer markets have experienced and are expected to continue to experience significant price pressure. Price reductions on inkjet or laser products or the inability to reduce costs, including warranty costs, contain expenses or increase or maintain sales as currently expected, as well as price protection measures, could result in lower profitability and jeopardize the company's ability to grow or maintain its market share.

o The introduction of products by the company or its competitors, or delays in customer purchases of existing products in anticipation of new product introductions by the company or its competitors and market acceptance of new products and pricing programs, the reaction of competitors to any such new products or programs, the life cycles of the company's products, as well as delays in product development and manufacturing, and variations in the cost of component parts, may impact sales, may cause a buildup in the company's inventories, make the transition from current products to new products difficult and could adversely affect the company's future operating results. The competitive pressure to develop technology and products and to increase marketing expenditures also could cause significant changes in the level of the company's operating expenses.

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

o Terrorist attacks and the potential for future terrorist attacks have created many political and economic uncertainties, some of which may affect the company's future operating results. Future terrorist attacks, the national and international responses to such attacks, and other acts of war or hostility may affect the company's facilities, employees, suppliers, customers, transportation networks and supply chains, or may affect the company in ways that are not capable of being predicted presently.

o Revenue derived from international sales make up about half of the company's revenue. Accordingly, the company's future results could be adversely affected by a variety of factors, including changes in a specific country's or region's political or economic conditions, foreign currency exchange rate fluctuations, trade protection measures and unexpected changes in regulatory requirements. Moreover, margins on international sales tend to be lower than those on domestic sales, and the company believes that international operations in new geographic markets will be less profitable than operations in the U.S. and European markets, in part, because of the higher investment levels for marketing, selling and distribution required to enter these markets.

o The company relies in large part on its international production facilities and international manufacturing partners for the manufacture of its products and key components of its products. Future operating results may be adversely affected by several factors, including, without limitation, if the company's international operations or manufacturing partners are unable to supply products reliably, if there are disruptions in international trade, disruptions at important geographic points of exit and entry, if there are difficulties in transitioning such manufacturing activities among the company, its international operations and/or its manufacturing partners, or if there arise production and supply constraints which result in additional costs to the company. The financial failure or loss of a key supplier could result in a material adverse impact on the company's financial results.

o The recent outbreak of Severe Acute Respiratory Syndrome ("SARS") may disrupt the development and/or manufacturing of the company's products and may disrupt the company's supply chain, beginning with the company's or its manufacturing partners' ability to source components and through the distribution of finished product from the company's distribution facilities. In addition, demand for the company's products from its customers, resellers or end users located in areas affected by the SARS outbreak could be adversely affected. Such disruptions in development, maufacturing, supply chain or demand could result in a material adverse impact on the company's financial results.

o The company depends on its information technology systems for the development, manufacture, distribution, marketing, sales and support of its products and services. Any failure in such systems, or the systems of a partner or supplier, may adversely affect the company's operating results. Furthermore, because vast quantities of the company's products flow through only a few distribution centers to provide product to various geographic regions, the failure of information technology systems affecting those product distribution centers could have a material adverse impact on the company's ability to deliver product and on the company's financial results.

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

o Although the company is currently the exclusive supplier of new cartridges for its laser and inkjet products, there can be no assurance that other companies will not develop new compatible cartridges for the company's products. In addition, refill and remanufactured alternatives for some of the company's cartridges are available and compete with the company's supplies business. The company expects competitive refill and remanufacturing activity to increase. Various legal challenges and governmental activities may intensify competition for the company's aftermarket supplies business.

o The company's success depends in part on its ability to obtain patents, copyrights and trademarks, maintain trade secret protection and operate without infringing the proprietary rights of others. Current or future claims of intellectual property infringement could prevent the company from obtaining technology of others and could otherwise materially and adversely affect its operating results or business, as could expenses incurred by the company in obtaining intellectual property rights, enforcing its intellectual property rights against others or defending against claims that the company's products infringe the intellectual property rights of others.

o The company's inability to perform satisfactorily under service contracts for managed print services and other customer services may result in the loss of customers, loss of reputation and/or financial consequences that may have a material adverse impact on the company's financial results and strategy.

o Factors unrelated to the company's operating performance, including the financial failure or loss of significant customers, resellers, manufacturing partners or suppliers; the outcome of pending and future litigation or governmental proceedings; and the ability to retain and attract key personnel, could also adversely affect the company's operating results. In addition, the company's stock price, like that of other technology companies, can be volatile. Trading activity in the company's common stock, particularly the trading of large blocks and intraday trading in the company's common stock, may affect the company's common stock price.

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

Interest Rates
--------------

At March 31, 2003, the fair value of the company's senior notes is estimated at $163 million using quoted market prices and yields obtained through independent pricing sources for the same or similar types of borrowing arrangements, taking into consideration the underlying terms of the debt. The fair value of the senior notes exceeded the carrying value as recorded in the statements of financial position at March 31, 2003 by approximately $14 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $3 million at March 31, 2003.

Foreign Currency Exchange Rates
-------------------------------

The company employs a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the company's functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the company is exposed include the euro, the Canadian dollar, the Japanese yen, the British pound and other Asian and South American currencies. Exposures are hedged with foreign currency forward contracts, put options, and call options with maturity dates of less than eighteen months. The potential loss in fair value at March 31, 2003 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $30 million. This loss would be mitigated by corresponding gains on the underlying exposures.


Item 4.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures:
     -------------------------------------------------
     The company's principal executive officer and principal financial officer have evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within ninety days prior to the filing date of this report, and have concluded that, as of such date the company's disclosure controls and procedures were adequate and effective.

(b)  Changes in internal controls:
     -----------------------------
     There were no significant changes in the company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses in the company's internal controls identified as part of the evaluation, and, as a result, no corrective actions were required or undertaken.

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

                           Part II. Other Information


Item 4.   Submission of Matters to a Vote of Security Holders


          (a) The company's Annual Meeting of Stockholders was held on April 30, 2003.

          (b) At said Annual Meeting, the stockholders voted on the following two proposals:

               (i) The election of four Directors for terms expiring in 2006. The stockholders elected the Directors by the following votes:


                  Director                  Votes For            Votes Withheld
                  --------                  ---------            --------------

              Michael J. Maples            72,783,451              37,806,319
              Stephen R. Hardis            70,035,462              40,554,308
              William R. Fields            70,088,039              40,501,731
              Robert Holland, Jr.          72,781,146              37,808,624

               The terms of office of B. Charles Ames, Teresa Beck, Paul J. Curlander, Frank T. Cary, Ralph E. Gomory, James F. Hardymon, Marvin L. Mann and Martin D. Walker continued after the meeting.

               (ii) The approval of the company's Stock Incentive Plan, as amended and restated. The stockholders approved such amendment and restatement by the following votes:



                   Votes For             Votes Against             Abstentions
                   ---------             -------------             -----------

                   83,169,447             26,736,602                 683,721

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               A list of exhibits is set forth in the Exhibit Index found on page 19 of this report.

          (b)  Reports on Form 8-K

          A Current Report on Form 8-K dated January 9, 2003 was filed by the company with the Securities and Exchange Commission to provide Regulation FD disclosure information.

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

                                         LEXMARK INTERNATIONAL, INC.
                                         (Registrant)



Date:  May 13, 2003                      By:  /s/ Gary D. Stromquist
                                              ----------------------
                                         Gary D. Stromquist
                                         Vice President and Corporate Controller
                                         (Chief Accounting Officer)

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

                                  CERTIFICATION
                                  -------------


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


Date: May 13, 2003                          /s/ Paul J. Curlander
                                            ---------------------
                                            Paul J. Curlander
                                            Chairman and Chief Executive Officer

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

                                  CERTIFICATION
                                  -------------


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


Date:May 13, 2003                                   /s/ Gary E. Morin
                                                    -----------------
                                                    Gary E. Morin
                                                    Executive Vice President and
                                                    Chief Financial Officer

                                  EXHIBIT INDEX


Exhibits:


10.1 Lexmark International, Inc. Stock Incentive Plan, as Amended and Restated, Effective April 30, 2003.+

12   Computation of Ratio of Earnings to Fixed Charges.

99.1 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.


------------------------------

+ Indicates management contract or compensatory plan, contract or arrangement.