Form 10-Q
period 2003-06-30
LEXMARK INTERNATIONAL INC /KY/
filed 2003-08-13
CIK 1001288

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  (Mark One)
  |X|           Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                 For the Quarterly Period Ended June 30, 2003

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


The registrant had 128,080,200 shares outstanding (excluding shares held in treasury) of Class A common stock, par value $0.01 per share, as of the close of business on August 8, 2003.

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX



                                                                        Page of
                                                                       Form 10-Q
                                                                       ---------
                                     Part I

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (Unaudited)
           THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002............2

         CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION (Unaudited)
           AS OF JUNE 30, 2003 AND DECEMBER 31, 2002...........................3

         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
           SIX MONTHS ENDED JUNE 30, 2003 AND 2002.............................4

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)....5-9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (Unaudited).............................10-15

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........16

ITEM 4.  CONTROLS AND PROCEDURES..............................................16



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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................17

                         Part I - Financial Information

Item 1.    Financial Statements

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                     (In Millions, Except Per Share Amounts)
                                   (Unaudited)


                                                          Three Months Ended                  Six Months Ended
                                                                 June 30                          June 30
                                                      ---------------------------         ------------------------
                                                           2003        2002                  2003         2002
                                                           ----        ----                  ----         ----

Revenue                                                  $1,120.2     $1,058.0            $2,228.1     $2,108.1
Cost of revenue                                             739.4        719.1             1,491.1      1,459.6
                                                         --------     --------            --------     --------
          Gross profit                                      380.8        338.9               737.0        648.5
                                                         --------     --------            --------     --------

Research and development                                     66.7         63.5               128.8        124.7
Selling, general and administrative                         177.1        152.7               342.6        296.5
                                                         --------     --------            --------     --------
          Operating expense                                 243.8        216.2               471.4        421.2
                                                         --------     --------            --------     --------
          Operating income                                  137.0        122.7               265.6        227.3

Interest (income)/expense, net                               (0.1)         2.3                 0.6          5.4
Other                                                        (0.2)         0.7                (0.2)         4.9
                                                         --------     --------            --------     --------


          Earnings before income taxes                      137.3        119.7               265.2        217.0

Provision for income taxes                                   35.6         30.6                68.9         56.4
                                                         --------     --------            --------     --------
          Net earnings                                   $  101.7     $   89.1            $  196.3     $  160.6
                                                         ========     ========            ========     ========

Net earnings per share:
          Basic                                          $   0.79     $   0.69            $   1.54     $   1.23
                                                         ========     ========            ========     ========

          Diluted                                        $   0.77     $   0.67            $   1.50     $   1.20
                                                         ========     ========            ========     ========


Shares used in per share calculation:
          Basic                                             127.9        129.9               127.5        130.2
                                                         ========     ========            ========     ========

          Diluted                                           131.6        133.4               130.9        133.7
                                                         ========     ========            ========     ========



See notes to consolidated condensed financial statements.

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                         (In Millions, Except Par Value)
                                   (Unaudited)



                                                                                                  June 30           December 31
                                                                                                    2003               2002
                                                                                                -----------         -----------

ASSETS
Current assets:
        Cash and cash equivalents                                                               $    887.5          $    497.7
        Trade receivables, net of allowance of  $57.0 in 2003 and $46.0 in 2002                      568.9               600.3
        Inventories                                                                                  393.4               410.3
        Prepaid expenses and other current assets                                                    241.5               290.5
                                                                                                 ---------          ----------
              Total current assets                                                                 2,091.3             1,798.8


Property, plant and equipment, net                                                                   710.6               747.6
Other assets                                                                                         261.5               261.7
                                                                                                ----------          ----------
              Total assets                                                                      $  3,063.4          $  2,808.1
                                                                                                ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Short-term debt                                                                         $      1.0          $     12.3
        Accounts payable                                                                             404.9               378.5
        Accrued liabilities                                                                          671.8               708.2
                                                                                                ----------          ----------
              Total current liabilities                                                            1,077.7             1,099.0

Long-term debt                                                                                       149.3               149.2
Other liabilities                                                                                    486.6               478.3
                                                                                                ----------          ----------
              Total liabilities                                                                    1,713.6             1,726.5
                                                                                                ----------          ----------

Stockholders' equity:
        Preferred stock, $.01 par value, 1.6 shares authorized;
             no shares issued and outstanding                                                          -                   -
        Common stock, $.01 par value:
              Class A, 900.0 shares authorized; 127.8 and
                126.2 shares outstanding in 2003 and 2002, respectively                                1.6                 1.6
              Class B, 10.0 shares authorized; no shares issued and outstanding                        -                   -
        Capital in excess of par                                                                     921.1               863.5
        Retained earnings                                                                          1,852.1             1,655.8
        Treasury stock, at cost; 34.4 and 34.5 shares in 2003
          and 2002, respectively                                                                  (1,208.7)           (1,209.6)
        Accumulated other comprehensive loss                                                        (216.3)             (229.7)
                                                                                                ----------          ----------
              Total stockholders' equity                                                           1,349.8             1,081.6
                                                                                                ----------          ----------
              Total liabilities and stockholders' equity                                        $  3,063.4          $  2,808.1
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


                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (In Millions)
                                   (Unaudited)



                                                                                                      Six Months Ended
                                                                                                           June 30
                                                                                                  -------------------------

                                                                                                 2003                   2002
                                                                                                 ----                   ----
Cash flows from operating activities:
    Net earnings                                                                                $196.3                 $160.6
        Adjustments to reconcile net earnings to net cash
            provided by operating activities:
              Depreciation and amortization                                                       73.3                   70.4
              Deferred taxes                                                                      (6.6)                   0.2
              Other                                                                               15.4                   16.9
                                                                                                ------                 ------
                                                                                                 278.4                  248.1
              Change in assets and liabilities:
                Trade receivables                                                                 31.4                  139.0
                Trade receivables program                                                          -                    (55.0)
                Inventories                                                                       16.9                  (15.8)
                Accounts payable                                                                  26.4                  (20.8)
                Accrued liabilities                                                              (36.4)                 103.9
                Tax benefits from employee stock plans                                            21.1                   16.0
                Other assets and liabilities                                                      57.8                  (66.4)
                                                                                                ------                 ------
                    Net cash provided by operating activities                                    395.6                  349.0
                                                                                                ------                 ------

Cash flows from investing activities:
    Purchases of property, plant and equipment                                                   (32.3)                 (45.8)
    Other                                                                                          0.7                   (0.3)
                                                                                                ------                 ------
                    Net cash used for investing activities                                       (31.6)                 (46.1)
                                                                                                ------                 ------

Cash flows from financing activities:
    (Decrease) increase in short-term debt                                                       (12.3)                   1.7
    Issuance of treasury stock                                                                     0.9                    0.6
    Purchase of treasury stock                                                                     -                   (278.8)
    Proceeds from employee stock plans                                                            34.3                   16.4
                                                                                                ------                 ------
                    Net cash provided by (used for) financing activities                          22.9                 (260.1)
                                                                                                ------                 ------

Effect of exchange rate changes on cash                                                            2.9                    3.5
                                                                                                ------                 ------

Net increase in cash and cash equivalents                                                        389.8                   46.3
Cash and cash equivalents - beginning of period                                                  497.7                   90.7
                                                                                                ------                 ------

Cash and cash equivalents - end of period                                                       $887.5                 $137.0
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

                                                                  Three Months                     Six Months
                                                                     Ended                           Ended
                                                                    June 30                         June 30
                                                            -----------------------        -----------------------

                                                               2003          2002             2003          2002
                                                               ----          ----             ----          ----

     Net earnings, as reported                               $101.7        $ 89.1            $196.3         $160.6

     Deduct:  Total stock-based employee
      compensation expense determined
      under  fair value based method for all
      awards, net of related tax effects                      (10.4)         (8.6)            (21.0)         (16.0)
                                                             ------         -----            ------         ------



     Pro forma net income                                    $ 91.3         $80.5            $175.3         $144.6
                                                             ======         =====            ======         ======

     Net earnings per share:
        Basic - as reported                                  $ 0.79        $ 0.69            $ 1.54         $ 1.23
        Basic - pro forma                                    $ 0.71        $ 0.62            $ 1.37         $ 1.11

        Diluted - as reported                                $ 0.77        $ 0.67            $ 1.50         $ 1.20
        Diluted - pro forma                                  $ 0.69        $ 0.60            $ 1.34         $ 1.08


3.   RESTRUCTURING AND RELATED CHARGES

     As of December 31, 2002, the company had substantially completed all restructuring activities. The restructuring liability of $4.7 million remaining at December 31, 2002 was principally associated with severance payments, which were expected to continue into 2003 for employees who had exited the business. During the first six months of 2003, the company paid approximately $4.0 million of separation payments, leaving a $0.7 million restructuring liability as of June 30, 2003. This liability is reflected on the accrued liabilities line in the company's consolidated statements of financial position.

4.   INVENTORIES (Dollars in millions)

     Inventories consist of the following:
                                                                    June 30                         December 31
                                                                      2003                              2002
                                                                  -----------                      --------------
     Work in process                                                 $114.8                            $121.0
     Finished goods                                                   278.6                             289.3
                                                                     ------                            ------
                                                                     $393.4                            $410.3
                                                                     ======                            ======

5.   AGGREGATE WARRANTY LIABILITY (Dollars in millions)

     Changes in the company's aggregate warranty liability, which includes both warranty and extended warranty (deferred revenue), during the six months ended June 30, 2003 are presented below.


                  ------------------------------------------------------------
                  Balance as of December 31, 2002                      $147.0

                  Accruals for warranties issued during 2003            110.7

                  Accruals related to pre-existing warranties
                      (including amortization of deferred
                      revenue for extended warranties and
                      changes in estimates)                             (19.7)

                  Settlements made (in cash or in kind) during 2003     (83.6)
                  ------------------------------------------------------------

                  Balance as of  June 30, 2003                         $154.4
                  ------------------------------------------------------------

     Both warranty and the short-term portion of extended warranty are included on the accrued liabilities line in the consolidated statements of financial position. The long-term portion of extended warranty is included on the other liabilities line in the consolidated statements of financial position.

6.   OTHER COMPREHENSIVE EARNINGS (LOSS)
     (Dollars in millions)

     Comprehensive earnings, net of taxes, consists of the following:

                                                                  Three Months Ended             Six Months Ended
                                                                       June 30                       June 30
                                                                       -------                       -------
                                                                   2003       2002               2003        2002
                                                                   ----       ----               ----        ----
     Net earnings                                                $101.7      $ 89.1            $196.3       $160.6
     Other comprehensive earnings (loss):
         Foreign currency translation adjustment                   12.7        15.2              15.3         14.0
         Cash flow hedging, net of reclassifications                0.3       (13.6)             (1.9)       (10.6)
         Minimum pension liability adjustment                      (0.5)       (0.2)                -         (0.2)
                                                                 ------      ------            ------       ------
     Comprehensive earnings                                      $114.2      $ 90.5            $209.7       $163.8
                                                                 ======      ======            ======       ======


     Accumulated other comprehensive loss consists of the following:

                                                                                                            Accumulated
                                                                                         Minimum               Other
                                                Translation          Cash Flow           Pension           Comprehensive
                                                Adjustment             Hedges           Liability               Loss
                                                ----------           ---------        -------------       ---------------
     Balance, December 31, 2002                  $(43.8)              $(20.9)            $(165.0)            $(229.7)
     First quarter 2003 change                      2.6                 (2.2)                0.5                 0.9
                                                 ------               ------             --------            -------
     Balance, March 31, 2003                      (41.2)               (23.1)             (164.5)             (228.8)
     Second quarter 2003 change                    12.7                  0.3                (0.5)               12.5
                                                 ------               ------             -------             -------
     Balance, June 30, 2003                      $(28.5)              $(22.8)            $(165.0)            $(216.3)
                                                 ======               ======             =======             =======

7.   EARNINGS PER SHARE (EPS)
     (In millions, except per share amounts)

     The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations:

                                                        Three Months Ended                Six Months Ended
                                                             June 30                           June 30
                                                     ------------------------         -------------------------
                                                       2003           2002                2003           2002
                                                       ----           ----                ----           ----
       Numerator:
          Net earnings                                $101.7         $89.1              $196.3          $160.6
                                                      ======         =====              ======          ======

       Denominator:
          Weighted average shares used
            to compute basic EPS                       127.9         129.9               127.5           130.2

          Effect of dilutive securities
            Stock options                                3.7           3.5                 3.4             3.5
                                                      ------         -----              ------          ------

          Weighted average shares used
            to compute diluted EPS                     131.6         133.4               130.9           133.7
                                                      ======         =====               =====          ======

          Basic net EPS                                $0.79         $0.69               $1.54           $1.23
          Diluted net EPS                              $0.77         $0.67               $1.50           $1.20

     Options to purchase an additional 1.4 million and 2.3 million shares of Class A common stock for the three and six month periods ended June 30, 2003 and June 30, 2002, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would be antidilutive.

8.   NEW ACCOUNTING STANDARDS

     In November 2002, the Financial Accounting Standards Board ("FASB") issued EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, which addresses revenue recognition accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. The provisions of this pronouncement are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The company has evaluated the provisions of this pronouncement and determined that the pronouncement does not have a material impact on its financial position, results of operations and cash flows.

     In November 2002, the FASB issued FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The interpretation is effective for qualified guarantees entered into or modified after December 31, 2002. The company has evaluated the provisions of this interpretation and determined that the interpretation does not have a material impact on its financial position, results of operations and cash flows. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Refer to Note 5 of the Notes to Consolidated Condensed Financial Statements for the quarterly disclosures required by this pronouncement.

     In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The company has evaluated the provisions of this interpretation and determined that the interpretation has no impact on its financial position, results of operations and cash flows.

     In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement No. 133. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. This statement is not expected to have a material impact on the company's financial position, results of operations and cash flows.

9.   SUBSEQUENT EVENT

     On July 24, 2003, the company's board of directors authorized a contribution to the company's U.S. pension plan during 2003 of approximately $108 million. This decision was made to improve the funding status of the plan following the negative returns in capital markets over the past few years which decreased the value of pension plan assets. Unless there are significant changes to the current assumptions, no additional contribution is expected through 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations(Unaudited)

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

     Results of Operations
     ---------------------

     Consolidated revenue for the three months ended June 30, 2003 was $1,120 million, an increase of 6% over the same period of 2002. Total U.S. revenue increased $16 million or 3% and international revenue, including exports from the U.S., increased $47 million or 8%. The quarterly revenue growth was driven by increased sales of laser and inkjet supplies whose revenue increased 11% over 2002. Laser and inkjet supplies revenue was $630 million for the second quarter of 2003, versus $566 million for the same period in 2002, and represented 56% of total revenue versus 54% in 2002. Laser and inkjet printer revenue was $400 million for the second quarter of 2003, a 2% increase from 2002.

     For the six months ended June 30, 2003, consolidated revenue was $2,228 million, an increase of 6% over the same period of 2002. International revenue, including exports from the U.S., increased $122 million or 11%, while total U.S. revenue decreased $2 million. The revenue growth for the first half of 2003 was driven by increased sales of laser and inkjet supplies whose revenue increased 14% over 2002. Laser and inkjet supplies revenue was $1,272 million for the six months ended June 30, 2003, versus $1,113 million for the same period in 2002, and represented 57% of total revenue versus 53% in 2002. Laser and inkjet printer revenue was $770 million for the six months ended June 30, 2003, a decrease of 3% over the same period of 2002.

     Consolidated gross profit was $381 million for the three months ended June 30, 2003, an increase of 12% from the same period of 2002. For the six months ended June 30, 2003, consolidated gross profit was $737 million, an increase of 14% from the same period of 2002. Gross profit as a percentage of revenue for the quarter ended June 30, 2003 increased to 34.0% from 32.0% in the second quarter of 2002, an increase of 2.0 percentage points. Gross profit as a percentage of revenue for the six months ended June 30, 2003 increased to 33.1% from 30.8% for the same period in 2002, an increase of 2.3 percentage points. The improvement in the gross profit margin for both the three and six month periods of 2003 over the same periods in 2002 was due to an increase of supplies in the product mix (2.6 and 3.5 percentage points, respectively) and higher supplies margins (1.5 and 1.4 percentage points, respectively), somewhat offset by lower printer margins (2.1 and 2.6 percentage points, respectively).

     Total operating expense was $244 million for the quarter ended June 30, 2003 compared to $216 million for the same period of 2002. Total operating expense was $471 million for the six months ended June 30, 2003 compared to $421 million for the same period of 2002. Operating expense as a percentage of revenue for the quarter was 21.8% compared to 20.4% for the corresponding period in 2002. Operating expense as a percentage of revenue for the first half of 2003 was 21.2% compared to 20.0% for the same period of 2002. These increases in 2003 principally reflect a strengthening of the euro against the U.S. dollar and an increased investment in marketing and sales.

     Consolidated operating income was $137 million for the second quarter of 2003 and increased 12% from 2002. For the six months ended June 30, 2003, consolidated operating income was $266 million, an increase of 17% from the same period of 2002. These increases in 2003 were primarily due to the improved gross profit margin, partially offset by the increase in operating expense as a percentage of revenue.

     Non-operating income was $0.3 million for the second quarter of 2003, compared to non-operating expenses of $3.0 million for the same period of 2002. The increase was primarily due to increased interest income on short term investments and a gain on a private equity investment during the second quarter of 2003. Non-operating expenses were $0.4 million for the six months ended June 30, 2003, a $10 million decrease from the same period of 2002. The decrease was principally due to a $3.6 million write-down of a private equity investment in 2002 and additional interest income during the first six months of 2003 compared to the same period in 2002.

     Net earnings for the second quarter of 2003 were $102 million, compared to $89 million in the second quarter of 2002. The increase in net earnings was due to the improved operating income and the recording of non-operating income in the second quarter of 2003, compared to non-operating expense in the same period of 2002. The effective income tax rate was 26.0% in 2003 as compared to 25.6% in 2002. The lower effective income tax rate in the second quarter of 2002 was due to a year-to-date adjustment in the rate to 26%.

     Basic net earnings per share were $0.79 for the second quarter of 2003 compared to $0.69 in the corresponding period in 2002. Diluted net earnings per share were $0.77 in the second quarter of 2003, compared to $0.67 in 2002, an increase of 16%. These increases were primarily due to the increase in net earnings.

     Net earnings for the first half of 2003 were $196 million, compared to $161 million for the same period of 2002. The increase in net earnings was primarily due to improved operating income and lower non-operating expenses. The effective income tax rate remained stable at 26.0% for both six-month periods.

     Basic net earnings per share were $1.54 for the first six months of 2003, compared to $1.23 in the corresponding period of 2002. Diluted net earnings per share were $1.50 for the first six months of 2003, compared to $1.20 in the same period of 2002. These increases were primarily due to the increase in net earnings.

     Financial Condition
     -------------------

     The company's financial position remains strong at June 30, 2003, with working capital of $1,014 million compared to $700 million at December 31, 2002. At June 30, 2003, the company had outstanding $1 million of short-term debt and $149 million of long-term debt. The debt to total capital ratio was 10% at June 30, 2003, compared to 13% at December 31, 2002. The company had no amounts outstanding under its U.S. trade receivables financing program or its revolving credit facility at June 30, 2003.

     Cash provided by operating activities for the six months ended June 30, 2003 was $396 million, compared to $349 million for the same period of 2002. The increase in cash flows from operating activities was primarily due to increased earnings. The company did not purchase any treasury stock during the first six months of 2003, compared to $279 million of purchases of treasury stock during the same period in 2002. This resulted in a $23 million source of cash from financing activities in 2003, compared to a $260 million use of cash for financing activities in 2002.

     On July 24, 2003, the company's board of directors authorized a contribution to the company's U.S. pension plan during 2003 of approximately $108 million. This decision was made to improve the funding status of the plan following the negative returns in capital markets over the past few years which decreased the value of pension plan assets. Unless there are significant changes to the current assumptions, no additional contribution is expected through 2004. Management believes that cash provided by operations will continue to be sufficient to meet this and other operating needs.

     Capital expenditures for the first six months of 2003 were $32 million compared to $46 million for the same period of 2002. The 2003 capital expenditures were principally related to infrastructure support and new product development. It is anticipated that capital expenditures for 2003 will be approximately $100 million, and they are expected to be funded through cash from operations.

     As of June 30, 2003, the company's board of directors had authorized a total repurchase of $1.4 billion of its Class A common stock and there was approximately $188 million of share repurchase authority remaining. This repurchase authority allows the company, at management's discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. No shares have been repurchased during 2003. As of June 30, 2003, the company had repurchased approximately 34.7 million shares at prices ranging from $10.63 per share to $105.38 per share for an aggregate cost of approximately $1.2 billion.

     Restructuring and related charges
     ---------------------------------

     As of December 31, 2002, the company had substantially completed all restructuring activities. The restructuring liability of $4.7 million remaining at December 31, 2002 was principally associated with severance payments, which were expected to continue into 2003 for employees who had exited the business. During the first six months of 2003, the company paid approximately $4.0 million of separation payments, leaving a $0.7 million restructuring liability as of June 30, 2003. This liability is reflected on the accrued liabilities line in the company's consolidated statements of financial position.

     New Accounting Standards
     ------------------------

     In November 2002, the Financial Accounting Standards Board ("FASB") issued EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, which addresses revenue recognition accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. The provisions of this pronouncement are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The company has evaluated the provisions of this pronouncement and determined that the pronouncement does not have a material impact on its financial position, results of operations and cash flows.

     In November 2002, the FASB issued FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The interpretation is effective for qualified guarantees entered into or modified after December 31, 2002. The company has evaluated the provisions of this interpretation and determined that the interpretation does not have a material impact on its financial position, results of operations and cash flows. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Refer to Note 5 of the Notes to Consolidated Condensed Financial Statements for the quarterly disclosures required by this pronouncement.

     In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The company has evaluated the provisions of this interpretation and determined that the interpretation has no impact on its financial position, results of operations and cash flows.

     In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement No. 133. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. This statement is not expected to have a material impact on the company's financial position, results of operations and cash flows.

     Factors That May Affect Future Results and Information  Concerning Forward-
     ---------------------------------------------------------------------------
     Looking Statements
     ------------------

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

     o The company depends on its information technology systems for the development, manufacture, distribution, marketing, sales and support of its products and services. Any failure in such systems, or the systems of a partner or supplier, may adversely affect the company's operating results. Furthermore, because vast quantities of the company's products flow through only a few distribution centers to provide product to various geographic regions, the failure of information technology systems or any other disruption affecting those product distribution centers could have a material adverse impact on the company's ability to deliver product and on the company's financial results.

     o The company believes that one of its competitive advantages is its exclusive focus on printing solutions. The entrance of a competitor that is also exclusively focused on printing solutions could offset this advantage and could have a material adverse impact on the company's strategy and financial results.

     o The company's performance depends in part upon its ability to successfully forecast the timing and extent of customer demand and manage worldwide distribution and inventory levels of the company and its resellers. Unexpected fluctuations in reseller inventory levels could disrupt ordering patterns and may adversely affect the company's financial results. In addition, the financial failure or loss of a key customer or reseller could have a material adverse impact on the company's financial results. The company must also be able to address production and supply constraints, particularly delays in the supply of key components necessary for production, which may result in lost revenue or in the company incurring additional costs to meet customer demand. The company's future operating results and its ability to effectively grow or maintain its market share may be adversely affected if it is unable to address these issues on a timely basis.

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

     Interest Rates
     --------------

     At June 30, 2003, the fair value of the company's senior notes is estimated at $170 million using quoted market prices and yields obtained through independent pricing sources for the same or similar types of borrowing arrangements, taking into consideration the underlying terms of the debt. The fair value of the senior notes exceeded the carrying value as recorded in the statements of financial position at June 30, 2003 by approximately $21 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounted to approximately $3 million at June 30, 2003.

     Foreign Currency Exchange Rates
     -------------------------------

     The company employs a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the company's functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the company is exposed include the euro, the Canadian dollar, the Japanese yen, the British pound and other Asian and South American currencies. Exposures are hedged with foreign currency forward contracts, put options, and call options with maturity dates of less than eighteen months. The potential loss in fair value at June 30, 2003, for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates was approximately $39 million. This loss would be mitigated by corresponding gains on the underlying exposures.

     Item 4. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures
     ------------------------------------------------

     The company's management, with the participation of the company's Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer, have evaluated the effectiveness of the company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the company's Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer have concluded that the company's disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed by the company in the reports that it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     Changes in Internal Control over Financial Reporting
     ----------------------------------------------------

     There has been no change in the company's internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

                           Part II. Other Information




     Item 4. Submission of Matters to a Vote of Security Holders

             The information required to be reported for the company's Annual Meeting of Stockholders held April 30, 2003, was previously reported by the company in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.


     Item 6. Exhibits and Reports on Form 8-K

             (a) Exhibits:

                 A list of exhibits is set forth in the Exhibit Index found on page 19 of this report.

             (b) Reports on Form 8-K:

                 A Current Report on Form 8-K was filed by the company with the Securities and Exchange Commission on April 21, 2003 to announce the company's first quarter 2003 financial results.

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


                                              Lexmark International, Inc.
                                              (Registrant)



     Date: August 13, 2003               By: /s/ Gary D. Stromquist
                                         --------------------------
                                         Gary D. Stromquist
                                         Vice President and Corporate Controller
                                         (Chief Accounting Officer)

                                  EXHIBIT INDEX


Exhibits:

10.1 Amendment No. 3 to the Lexmark International Group, Inc. Nonemployee Director Stock Plan, dated as of July 24, 2003.

10.2 Form of Employment Agreement, entered into as of June 1, 2003, by and between the company and each of Paul J. Curlander, Gary E. Morin, Paul A. Rooke and Vincent J. Cole. +

10.3 Form of Agreement pursuant to the company's 2003-2005 Long-Term Incentive Plan. +

12   Computation of Ratio of Earnings to Fixed Charges.

31.1 Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C.
     Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+    Indicates   management   contract  or   compensatory   plan,   contract  or
     arrangement.