Form 10-Q
period 2003-09-30
LEXMARK INTERNATIONAL INC /KY/
filed 2003-11-10
CIK 1001288

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  (Mark One)
     |X|        Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
               For the Quarterly Period Ended September 30, 2003

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

The registrant had 128,477,110 shares outstanding (excluding shares held in treasury) of Class A common stock, par value $0.01 per share, as of the close of business on November 6, 2003.

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page of
                                                                      Form 10-Q
                                                                      ---------

                                     Part I

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (Unaudited)
           THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002......2

         CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION (Unaudited)
           AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002......................3

         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
           NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002.......................4

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)....5-9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS (Unaudited)...........................10-15

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........16

ITEM 4.   CONTROLS AND PROCEDURES.............................................16



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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................17

                         Part I - Financial Information

Item 1.    Financial Statements

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                     (In Millions, Except Per Share Amounts)
                                   (Unaudited)

                                                                       Three Months Ended                    Nine Months Ended
                                                                          September 30                         September 30
                                                                  --------------------------------    ------------------------------
                                                                      2003              2002              2003               2002
                                                                      -----             -----             -----              -----
Revenue                                                             $1,157.1           $1,041.0         $3,385.2          $3,149.1
Cost of revenue                                                        785.7              702.7          2,276.8           2,162.3
                                                                    --------           --------         --------          --------
          Gross profit                                                 371.4              338.3          1,108.4             986.8
                                                                    --------           --------         --------          --------

Research and development                                                66.5               57.9            195.3             182.6
Selling, general and administrative                                    164.4              156.7            507.0             453.2
                                                                    --------           --------         --------          --------
          Operating expense                                            230.9              214.6            702.3             635.8
                                                                    --------           --------         --------          --------

         Operating income                                              140.5              123.7            406.1             351.0

Interest (income)/expense, net                                          (0.3)               2.5              0.3               7.9
Other                                                                     -                (0.2)            (0.2)              4.7
                                                                    --------           --------         --------          --------


         Earnings before income taxes                                  140.8              121.4            406.0             338.4

Provision for income taxes                                              36.7               31.6            105.6              88.0
                                                                    --------           --------         --------          --------
         Net earnings                                               $  104.1           $   89.8         $  300.4          $  250.4
                                                                    ========           ========         ========          ========

Net earnings per share:
         Basic                                                      $   0.81           $   0.71         $   2.35          $   1.94
                                                                    ========           ========         ========          ========

         Diluted                                                    $   0.79           $   0.70         $   2.29          $   1.89
                                                                    ========           ========         ========          ========


Shares used in per share calculation:
         Basic                                                         128.5              126.8            127.8             129.1
                                                                    ========           ========         ========          ========

         Diluted                                                       131.5              129.2            131.1             132.2
                                                                    ========           ========         ========          ========



See notes to consolidated condensed financial statements.

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                         (In Millions, Except Par Value)
                                   (Unaudited)



                                                                                              September 30         December 31
                                                                                                   2003               2002
                                                                                              -----------          -----------

ASSETS
Current assets:
        Cash and cash equivalents                                                               $   569.9          $    497.7
        Marketable securities                                                                       389.8                 -
        Trade receivables, net of allowance of $53.0 in 2003 and $46.0 in 2002                      586.1               600.3
        Inventories                                                                                 427.3               410.3
        Prepaid expenses and other current assets                                                   243.1               290.5
                                                                                                ---------          ----------
               Total current assets                                                               2,216.2             1,798.8


Property, plant and equipment, net                                                                  692.9               747.6
Other assets                                                                                        366.5               261.7
                                                                                                ---------          ----------
              Total assets                                                                      $ 3,275.6          $  2,808.1
                                                                                                =========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Short-term debt                                                                        $     0.1          $     12.3
         Accounts payable                                                                           422.9               378.5
         Accrued liabilities                                                                        740.0               708.2
                                                                                                ---------          ----------
              Total current liabilities                                                           1,163.0             1,099.0

Long-term debt                                                                                      149.3               149.2
Other liabilities                                                                                   488.0               478.3
                                                                                                ---------          ----------
              Total liabilities                                                                   1,800.3             1,726.5
                                                                                                ---------          ----------

Stockholders' equity:
        Preferred stock, $.01 par value, 1.6 shares authorized;
             no shares issued and outstanding                                                         -                   -
        Common stock, $.01 par value:
              Class A, 900.0 shares authorized; 128.3 and 126.2 shares
                  outstanding in 2003 and 2002, respectively                                          1.6                 1.6
              Class B, 10.0 shares authorized; no shares issued and outstanding                       -                   -
        Capital in excess of par                                                                    939.3               863.5
        Retained earnings                                                                         1,956.2             1,655.8
        Treasury stock, at cost; 34.4 and 34.5 shares in 2003
          and 2002, respectively                                                                 (1,208.6)           (1,209.6)
        Accumulated other comprehensive loss                                                       (213.2)             (229.7)
                                                                                                ---------           ---------
              Total stockholders' equity                                                          1,475.3             1,081.6
                                                                                                ---------           ---------
              Total liabilities and stockholders' equity                                        $ 3,275.6           $ 2,808.1
                                                                                                =========           =========

See notes to consolidated condensed financial statements.

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (In Millions)
                                   (Unaudited)

                                                                                                     Nine Months Ended
                                                                                                        September 30
                                                                                            -------------------------------------
                                                                                                 2003               2002
                                                                                                 ----               ----
Cash flows from operating activities:
    Net earnings                                                                               $ 300.4            $ 250.4
        Adjustments to reconcile net earnings to net cash
            provided by operating activities:
              Depreciation and amortization                                                      109.8              103.5
              Deferred taxes                                                                      (5.5)               1.3
              Other                                                                               16.7               37.9
                                                                                               -------            -------
                                                                                                 421.4              393.1
              Change in assets and liabilities:
                Trade receivables                                                                 14.2              152.5
                Trade receivables program                                                          -                (55.0)
                Inventories                                                                      (17.0)             (56.0)
                Accounts payable                                                                  44.4               39.6
                Accrued liabilities                                                               31.8              126.9
                Tax benefits from employee stock plans                                            27.4               17.9
                Other assets and liabilities                                                     (43.8)             (86.9)
                                                                                               -------            -------
                    Net cash provided by operating activities                                    478.4              532.1
                                                                                               -------            -------

Cash flows from investing activities:
     Purchases of property, plant and equipment                                                  (54.9)             (71.2)
     Purchases of marketable securities                                                         (469.6)               -
     Proceeds from marketable securities                                                          79.8                -
     Other                                                                                         1.3               (2.1)
                                                                                               -------            -------
                  Net cash used for investing activities                                        (443.4)             (73.3)
                                                                                               -------            -------

Cash flows from financing activities:
    (Decrease) increase in short-term debt                                                       (13.3)               8.3
    Issuance of treasury stock                                                                     1.0                0.6
    Purchase of treasury stock                                                                     -               (330.7)
    Proceeds from employee stock plans                                                            45.7               17.4
                                                                                               -------            -------
                  Net cash provided by (used for) financing activities                            33.4             (304.4)
                                                                                               -------            -------

Effect of exchange rate changes on cash                                                            3.8                3.3
                                                                                               -------            -------

Net increase in cash and cash equivalents                                                         72.2              157.7
Cash and cash equivalents - beginning of period                                                  497.7               90.7
                                                                                               -------            -------

Cash and cash equivalents - end of period                                                      $ 569.9            $ 248.4
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


                                                                  Three Months                   Nine Months
                                                                     Ended                          Ended
                                                                  September 30                   September 30
                                                            ------------------------        ----------------------

                                                              2003           2002             2003          2002
                                                              ----           ----             ----          ----

     Net earnings, as reported                               $104.1         $89.8            $300.4        $250.4

      Deduct:  Total stock-based employee
        compensation expense determined
        under  fair value based method for all
        awards, net of related tax effects                    (10.1)         (8.1)            (31.1)        (24.1)
                                                             ------         -----           -------        ------


     Pro forma net income                                    $ 94.0         $81.7            $269.3        $226.3
                                                             ======         =====            ======        ======

     Net earnings per share:
        Basic - as reported                                  $ 0.81         $0.71            $ 2.35        $ 1.94
        Basic - pro forma                                    $ 0.73         $0.64            $ 2.11        $ 1.75

        Diluted - as reported                                $ 0.79         $0.70            $ 2.29        $ 1.89
        Diluted - pro forma                                  $ 0.72         $0.63            $ 2.05        $ 1.71

3.   RESTRUCTURING AND RELATED CHARGES

     As of December 31, 2002, the company had substantially completed all restructuring activities. The restructuring liability of $4.7 million remaining at December 31, 2002 was principally associated with severance payments, which continued into 2003 for employees who had exited the business. As of September 30, 2003, all severance payments have been made.

4.   MARKETABLE SECURITIES

     During September 2003, the company began investing in marketable securities. The company evaluated its marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and determined that all of its investments in marketable securities to date should be classified as available-for-sale and reported at fair value, with unrealized gains and losses recorded in other comprehensive earnings (loss). The fair value of the company's available-for-sale marketable securities approximates the company's amortized cost. As of September 30, 2003, there were no realized or unrealized gains or losses related to marketable securities. The company expects to use the specific identification method when accounting for the costs of its available-for-sale marketable securities as sold.

     At  September  30,  2003,  the  company's   available-for-sale   marketable
     securities consist of the following:

                                                                   Gross                Gross
                                            Amortized           Unrealized           Unrealized        Estimated
     (Dollars in Millions)                    Cost                 Gains               Losses         Fair Value
     ------------------------------------ ------------------- -------------------- ------------------ ------------------

     Municipal debt securities               $ 260.1                $  -                 $  -              $ 260.1
     Preferred securities                      129.7                   -                    -                129.7
                                               -----                ----                 ----              -------
     Total marketable securities             $ 389.8                $  -                 $  -              $ 389.8
     ===================================================================================================================

     Although contractual maturities of the company's debt securities are generally greater than one year, the investments are classified as current assets in the consolidated statements of financial position due to the company's expected holding period of less than one year. The contractual maturities of the company's available-for-sale marketable debt securities noted above were as follows:

                                                                           Amortized           Estimated Fair
     (Dollars in Millions)                                                    Cost                  Value
     ---------------------------------------------------------------------------------------------------------------
     Due in less than one year                                              $  4.2                  $  4.2
     Due in 1 - 5 years                                                        2.1                     2.1
     Due after 5 years                                                       253.8                   253.8
                                                                            ------                  ------

     Total available-for-sale marketable debt securities                    $260.1                  $260.1
     ===============================================================================================================

5.   INVENTORIES
     (Dollars in millions)

     Inventories consist of the following:

                                                                  September 30                       December 31
                                                                      2003                              2002
                                                                ----------------                  -----------------
     Work in process                                                 $118.5                            $121.0
     Finished goods                                                   308.8                             289.3
                                                                     ------                            ------
                                                                     $427.3                            $410.3
                                                                     ======                            ======


6.   AGGREGATE WARRANTY LIABILITY
     (Dollars in millions)

     Changes in the company's aggregate warranty liability, which includes both warranty and extended warranty (deferred revenue), during the nine months ended September 30, 2003 are presented below.

                            ------------------------------------------------------------
                            Balance as of December 31, 2002                      $147.0

                            Accruals for warranties issued during 2003            168.2

                            Accruals related to pre-existing warranties
                              (including amortization of deferred
                              revenue for extended warranties and
                              changes in estimates)                               (32.2)

                            Settlements made (in cash or in kind) during 2003    (122.6)
                            ------------------------------------------------------------

                            Balance as of  September 30, 2003                    $160.4
                            ------------------------------------------------------------

     Both warranty and the short-term portion of extended warranty are included on the accrued liabilities line in the consolidated statements of financial position. The long-term portion of extended warranty is included on the other liabilities line in the consolidated statements of financial position.

7.   OTHER COMPREHENSIVE EARNINGS (LOSS)
     (Dollars in millions)

     Comprehensive earnings, net of taxes, consists of the following:

                                                                Three Months Ended                    Nine Months Ended
                                                                   September 30                          September 30
                                                               --------------------                    ------------------

                                                                  2003          2002                   2003        2002
                                                                  ----          ----                   ----        ----
     Net earnings                                                $104.1        $89.8                  $300.4      $250.4
     Other comprehensive earnings (loss):
         Foreign currency translation adjustment                   (1.2)        (3.1)                   14.1        10.9
         Cash flow hedging, net of reclassifications                4.4          5.9                     2.5        (4.7)
         Minimum pension liability adjustment                      (0.1)         -                      (0.1)       (0.2)
                                                                 ------        -----                  ------      ------


     Comprehensive earnings                                      $107.2        $92.6                  $316.9      $256.4
                                                                 ======        =====                  ======      ======


     Accumulated other comprehensive loss consists of the following:

                                                                                                         Accumulated
                                                                                        Minimum             Other
                                               Translation          Cash Flow           Pension         Comprehensive
                                               Adjustment            Hedges            Liability            Loss
                                               ----------           ---------          ---------        -------------
     Balance, December 31, 2002                  $(43.8)             $(20.9)            $(165.0)          $(229.7)
     First quarter 2003 change                      2.6                (2.2)                0.5               0.9
                                                 ------              ------             -------           -------
     Balance, March 31, 2003                      (41.2)              (23.1)             (164.5)           (228.8)
     Second quarter 2003 change                    12.7                 0.3                (0.5)             12.5
                                                 ------              ------             -------           -------
     Balance, June 30, 2003                       (28.5)              (22.8)             (165.0)           (216.3)
     Third quarter 2003 change                     (1.2)                4.4                (0.1)              3.1
                                                 ------              ------             -------           -------
     Balance, September 30, 2003                 $(29.7)             $(18.4)            $(165.1)          $(213.2)
                                                 ======              ======             =======           =======

                                        7

8.     EARNINGS PER SHARE (EPS)
       (In millions, except per share amounts)

       The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations:

                                                          Three Months Ended                  Nine Months Ended
                                                             September 30                       September 30
                                                             ------------                       ------------

                                                       2003              2002               2003             2002
                                                       ----              ----               ----             ----
       Numerator:
          Net earnings                                $104.1            $89.8              $300.4           $250.4
                                                      ======            =====              ======           ======

       Denominator:
          Weighted average shares used
            to compute basic EPS                       128.5            126.8               127.8            129.1

          Effect of dilutive securities
            Stock options                                3.0              2.4                 3.3              3.1
                                                      ------            -----              ------           ------

          Weighted average shares used
            to compute diluted EPS                     131.5            129.2               131.1            132.2
                                                      ======            =====              ======           ======

          Basic net EPS                                $0.81            $0.71               $2.35            $1.94
          Diluted net EPS                              $0.79            $0.70               $2.29            $1.89

     Options to purchase an additional 1.6 million and 7.8 million shares of Class A common stock for the three month periods and 1.4 million and 2.2 million shares for the nine month periods ended September 30, 2003 and September 30, 2002, respectively, were outstanding but were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common stock, and therefore, their effect would be antidilutive.

9.   EMPLOYEE PENSION PLANS

     During the third quarter of 2003, the company's board of directors authorized, and the company then made, a contribution to the company's U.S. pension plan of approximately $108 million. This contribution was made to improve the funding status of the plan following the negative returns in capital markets over the past few years, which decreased the value of pension plan assets. The increase in the other assets line in the consolidated statements of financial position was due to the pension plan contribution. Unless there are significant changes to the current assumptions, no additional contribution is expected through 2004.

10.  NEW ACCOUNTING STANDARDS

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

     In November 2002, the FASB issued FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The interpretation is effective for qualified guarantees entered into or modified after December 31, 2002. The company has evaluated the provisions of this interpretation and determined that the interpretation does not have a material impact on its financial position, results of operations and cash flows. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Refer to note 6 of the notes to consolidated financial statements for the quarterly disclosures required by this pronouncement.

     In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The company has evaluated the provisions of this interpretation and determined that the interpretation has no impact on its financial position, results of operations and cash flows.

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

11.  SUBSEQUENT EVENT

     During October 2003, the company entered into interest rate swap contracts to convert its $150.0 million principal amount of 6.75% senior notes due 2008 from a fixed interest rate to a variable interest rate. Interest rate swaps with a total notional amount of $150.0 million were executed whereby the company will receive interest at a fixed rate of 6.75% and pay interest at a variable rate of approximately 2.76% above the six-month London Interbank Offered Rate (LIBOR). These interest rate swaps have a maturity date of May 15, 2008, which is equivalent to the maturity date of the senior notes.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

     Results of Operations
     ---------------------

     Consolidated revenue for the three months ended September 30, 2003 was $1,157 million, an increase of 11% over the same period of 2002. Total U.S. revenue increased $50 million or 10% and international revenue, including exports from the U.S., increased $66 million or 12%. The quarterly revenue growth was driven by increased sales of both laser and inkjet supplies and printers. Laser and inkjet supplies revenue was $641 million for the third quarter of 2003, versus $568 million for the same period in 2002, a 13% increase. Laser and inkjet printer revenue was $430 million for the third quarter of 2003, a 13% increase from $381 million in 2002.

     For the nine months ended September 30, 2003, consolidated revenue was $3,385 million, an increase of 7% over the same period of 2002. Total U.S. revenue increased $47 million or 3% and international revenue, including exports from the U.S., increased $189 million or 12%. The revenue growth for the first nine months of 2003 was primarily driven by increased sales of laser and inkjet supplies whose revenue increased 14% over 2002. Laser and inkjet supplies revenue was $1,913 million for the nine months ended September 30, 2003, versus $1,681 million for the same period in 2002, and represented 57% of total revenue versus 53% in 2002. Laser and inkjet printer revenue was $1,200 million for the nine months ended September 30, 2003, an increase of 2% over the same period of 2002.

     Consolidated gross profit was $371 million for the three months ended September 30, 2003, an increase of 10% from the same period of 2002. For the nine months ended September 30, 2003, consolidated gross profit was $1,108 million, an increase of 12% from the same period of 2002. Gross profit as a percentage of revenue for the quarter ended September 30, 2003 decreased to 32.1% from 32.5% in the third quarter of 2002, a decline of
     0.4 percentage points. The decrease was principally due to lower printer margins (3.2 percentage points), offset somewhat by the absence of an asset impairment write-off in 2002 (1.5 percentage points) and higher supplies margins (1.2 percentage points). The 2002 asset impairment write-off of $15.8 million ($11.7 million, net of taxes) related to the abandonment of a customer relationship management software project. Gross profit as a percentage of revenue for the nine months ended September 30, 2003 increased to 32.7% from 31.3% for the same period in 2002, an increase of
     1.4 percentage points. The improvement in the gross profit margin was due to an increase of supplies in the product mix (2.3 percentage points) and higher supplies margins (1.4 percentage points), somewhat offset by lower printer margins (2.8 percentage points).

     Total operating expense was $231 million for the quarter ended September 30, 2003 compared to $215 million for the same period of 2002. Total operating expense was $702 million for the nine months ended September 30, 2003 compared to $636 million for the same period of 2002. Operating expense as a percentage of revenue for the quarter was 20.0% compared to 20.6% for the corresponding period in 2002. The 0.6 percentage point decrease in 2003 was due to selling, general and administrative expenses increasing at a rate below the revenue growth rate despite the strengthening of the euro against the U.S. dollar. Also contributing to the decrease was the absence of a $3.7 million write-off of design costs related to a proposed manufacturing facility in the third quarter of 2002. Operating expense as a percentage of revenue for the first nine months of 2003 was 20.7% compared to 20.2% for the same period of 2002. This increase of 0.5 percentage points in 2003 principally reflects a strengthening of the euro against the U.S. dollar and an increased investment in marketing and sales.

     Consolidated operating income was $141 million for the third quarter of 2003, an increase of $17 million from 2002. This increase was due to $33 million higher gross profit, partially offset by a $16 million increase in operating expense. For the nine months ended September 30, 2003, consolidated operating income was

     $406 million, an increase of $55 million from the same period of 2002. This increase was due to a $122 million increase in gross profit, partially offset by a $67 million increase in operating expense.

     Non-operating income was $0.3 million for the third quarter of 2003, compared to non-operating expenses of $2.3 million for the same period of 2002. The increase was primarily due to increased interest income on short-term investments. Non-operating expenses were $0.1 million for the nine months ended September 30, 2003, a $13 million decrease from the same period of 2002. The decrease was principally due to a $3.6 million write-down of a private equity investment in 2002 and additional interest income during the first nine months of 2003 compared to the same period in 2002.

     Net earnings for the third quarter of 2003 were $104 million, compared to $90 million in the third quarter of 2002. The increase in net earnings was primarily due to the improved operating income. The effective income tax rate was 26.0% in 2003 and 2002.

     Basic net earnings per share were $0.81 for the third quarter of 2003 compared to $0.71 in the corresponding period in 2002. Diluted net earnings per share were $0.79 in the third quarter of 2003, compared to $0.70 in 2002, an increase of 14%. The 2002 basic and net earnings per share were both adversely impacted by approximately $0.09 as a result of the previously mentioned $15.8 million asset impairment write-off.

     Net earnings for the first nine months of 2003 were $300 million, compared to $250 million for the same period of 2002. The increase in net earnings was primarily due to improved operating income and lower non-operating expenses. The effective income tax rate remained at 26.0% for both nine-month periods.

     Basic net earnings per share were $2.35 for the first nine months of 2003, compared to $1.94 in the corresponding period of 2002. Diluted net earnings per share were $2.29 for the first nine months of 2003, compared to $1.89 in the same period of 2002. These increases were primarily due to the increase in net earnings.

     Financial Condition
     -------------------

     The company's financial position remains strong at September 30, 2003, with working capital of $1,053 million compared to $700 million at December 31, 2002. At September 30, 2003, the company had outstanding $0.1 million of short-term debt and $149 million of long-term debt. The debt to total capital ratio was 9% at September 30, 2003, compared to 13% at December 31, 2002. The company had no amounts outstanding under its U.S. trade receivables financing program or its revolving credit facility at September 30, 2003.

     Cash provided by operating activities for the nine months ended September 30, 2003 was $478 million, compared to $532 million for the same period of 2002. These amounts were reduced during 2003 and 2002 by $108 million and $50 million, respectively, due to contributions to the U.S. pension plan. See note 9 of the notes to consolidated financial statements for more information regarding the 2003 pension contribution. Also contributing to the change in cash flows from operating activities were unfavorable cash flow changes in trade receivables, offset somewhat by favorable cash flow changes in inventories as well as increased earnings. Management believes that cash provided by operations will continue to be sufficient to meet operating needs.

     Cash used for investing activities for the nine months ended September 30, 2003 was $443 million, compared to $73 million for the same period of 2002. The company began investing in marketable securities during the third quarter of 2003, which resulted in a net use of cash of $390 million on a year-to-date basis. The company spent $55 million on capital expenditures during the first nine months of 2003, compared to $71 million during the same period of 2002. The 2003 capital expenditures were principally related to infrastructure support and new product development. It is anticipated that capital expenditures for 2003 will be under $100 million, and they are expected to be funded through cash from operations.

     Cash provided by financing activities was $33 million for the nine months ended September 30, 2003, compared to $304 million cash used for financing activities for the same period of 2002. This $337 million increase in cash from financing activities was due to the purchase of $331 million of treasury stock in 2002, but no purchases of treasury stock in 2003, on a year-to-date basis.

     As of September 30, 2003, the company's board of directors had authorized a total repurchase of $1.4 billion of its Class A common stock and there was approximately $188 million of share repurchase authority remaining. This repurchase authority allows the company, at management's discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. No shares have been repurchased during 2003. As of September 30, 2003, the company had repurchased approximately 34.7 million shares at prices ranging from $10.63 per share to $105.38 per share for an aggregate cost of approximately $1.2 billion.

     Restructuring and related charges
     ---------------------------------

     As of December 31, 2002, the company had substantially completed all restructuring activities. The restructuring liability of $4.7 million remaining at December 31, 2002 was principally associated with severance payments, which continued into 2003 for employees who had exited the business. As of September 30, 2003, all severance payments have been made.

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

     In November 2002, the FASB issued FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The interpretation is effective for qualified guarantees entered into or modified after December 31, 2002. The company has evaluated the provisions of this interpretation and determined that the interpretation does not have a material impact on its financial position, results of operations and cash flows. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Refer to note 6 of the notes to consolidated financial statements for the quarterly disclosures required by this pronouncement.

     In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The company has evaluated the provisions of this interpretation and determined that the interpretation has no impact on its financial position, results of operations and cash flows.

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

     o The company's performance depends in part upon its ability to successfully forecast the timing and extent of customer demand and manage worldwide distribution and inventory levels of the company and its resellers. Unexpected fluctuations in reseller inventory levels could disrupt ordering patterns and may adversely affect the company's financial results. In addition, the financial failure or loss of a key customer or reseller could have a material adverse impact on the company's financial results. The company must also be able to address production and supply constraints, particularly delays or disruptions in the supply of key components necessary for production, which may result in lost revenue or in the company incurring additional costs to meet customer demand. The company's future operating results and its ability to effectively grow or maintain its market share may be adversely affected if it is unable to address these issues on a timely basis.

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

     o The entrance of additional competitors that are focused on printing solutions could further intensify competition in the inkjet and laser printer markets and could have a material adverse impact on the company's strategy and financial results.

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

     Interest Rates
     --------------

     At September 30, 2003, the fair value of the company's senior notes is estimated at $168 million using quoted market prices and yields obtained through independent pricing sources for the same or similar types of borrowing arrangements, taking into consideration the underlying terms of the debt. The fair value of the senior notes exceeded the carrying value as recorded in the statements of financial position at September 30, 2003 by approximately $18 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounted to approximately $3 million at September 30, 2003.

     Foreign Currency Exchange Rates

     The company employs a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the company's functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the company is exposed include the euro, the Canadian dollar, the Japanese yen, the British pound and other Asian and South American currencies. Exposures are hedged with foreign currency forward contracts, put options, and call options with maturity dates of less than eighteen months. The potential loss in fair value at September 30, 2003, for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates was approximately $60 million. This loss would be mitigated by corresponding gains on the underlying exposures.

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

                (b) Reports on Form 8-K:

                    A Current Report on Form 8-K was filed by the company with the Securities and Exchange Commission on July 21, 2003 to announce the company's second quarter 2003 financial results.

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


                                         Lexmark International, Inc.
                                         (Registrant)



     Date: November 10, 2003             By: /s/ Gary D. Stromquist
                                         ------------------------
                                         Gary D. Stromquist
                                         Vice President and Corporate Controller
                                         (Chief Accounting Officer)

                                  EXHIBIT INDEX


Exhibits:


10.1 Amendment No. 2 to Receivables Purchase Agreement, dated as of October 20, 2003, by and among Lexmark Receivables Corporation ("LRC"), as Seller, CIESCO, LLC (as successor to CIESCO L.P.), as Investor, Citibank, N.A., Citicorp North America, Inc., as Agent, and the company, as Collection Agent and Originator.

10.2 Amendment No. 2 to Purchase and Contribution Agreement, dated as of October 20, 2003, by and between the company, as Seller, and LRC, as Purchaser.

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