Form 10-K
period 2003-12-31
LEXMARK INTERNATIONAL INC /KY/
filed 2004-03-12
CIK 1001288

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)

       [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

As of March 5, 2004, there were outstanding 129,513,276 shares (excluding shares held in treasury) of the registrant's Class A common stock, par value $.01, which is the only class of voting common stock of the registrant, and there were no shares outstanding of the registrant's Class B common stock, par value $.01. As of that date, the aggregate market value of the shares of voting common stock held by non-affiliates of the registrant (based on the closing price for the Class A common stock on the New York Stock Exchange on March 5, 2004) was approximately $10,811,768,280.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the company's definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, is incorporated by reference in Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

                                   FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                                                           PAGE OF
                                                                          FORM 10-K
                                                                          ---------
                                      PART I

Item 1.    BUSINESS....................................................       1

Item 2.    PROPERTIES..................................................      12

Item 3.    LEGAL PROCEEDINGS...........................................      12

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........      13

                                     PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS.........................................      14

Item 6.    SELECTED FINANCIAL DATA.....................................      15

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS...................................      16

Item 7a.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET
           RISK........................................................      30

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................      31

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE....................................      65

Item 9a.   CONTROLS AND PROCEDURES.....................................      65

                                     PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........      65

Item 11.   EXECUTIVE COMPENSATION......................................      65

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT..................................................      66

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............      66

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES......................      66

                                     PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
           8-K.........................................................      66

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Lexmark International, Inc., ("Lexmark") is a Delaware corporation and the surviving company of a merger between itself and its former parent holding company, Lexmark International Group, Inc., ("Group") consummated on July 1, 2000. Group was formed in July 1990 in connection with the acquisition of IBM Information Products Corporation from International Business Machines Corporation ("IBM"). The acquisition was completed in March 1991. On November 15, 1995, Group completed its initial public offering of Class A common stock and Lexmark now trades on the New York Stock Exchange under the symbol "LXK."

Lexmark is a leading developer, manufacturer and supplier of printing solutions -- including laser and inkjet printers, multifunction products, associated supplies and services -- for offices and homes. Lexmark develops and owns most of the technology for its laser and inkjet products and associated supplies, and that differentiates the company from many of its major competitors, including Hewlett-Packard, which purchases its laser engines and cartridges from a third party. Lexmark also sells dot matrix printers for printing single and multi-part forms by business users and develops, manufactures and markets a broad line of other office imaging products. The company operates in the office products industry. The company is primarily managed along business and consumer market segments. Refer to Note 17 of the Notes to Consolidated Financial Statements for additional information regarding the company's reportable segments.

Revenue derived from international sales, including exports from the United States, make up about half of the company's consolidated revenue, with Europe accounting for approximately two-thirds of international sales. Lexmark's products are sold in over 150 countries in North and South America, Europe, the Middle East, Africa, Asia, the Pacific Rim and the Caribbean. This geographic diversity offers the company opportunities to participate in new markets, provides diversification to its revenue stream and operations to help offset geographic economic trends, and utilizes the technical and business expertise of a worldwide workforce. Currency translation has significantly affected international revenue and cost of revenue during the past several years. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations -- Effect of Currency Exchange Rates and Exchange Rate Risk Management for more information. As the company's international operations grow, management's attention continues to be focused on the operation and expansion of the company's global business and managing the cultural, language and legal differences inherent in international operations. A summary of the company's revenue and long-lived assets by geographic area is found in Note 17 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

MARKET OVERVIEW(1)

In 2003, estimated worldwide revenue for the office and home printing hardware and associated supplies market, including monochrome (black) and color laser, inkjet and dot matrix printers, exceeded $40 billion. Lexmark management believes that the total office and home printing output opportunity is expanding as copiers and fax machines have begun to be integrated into multifunction printers. Based on industry analyst information, Lexmark management estimates that this expanded market revenue opportunity, which includes multifunction products, copiers and fax machines, was approximately $80 billion in 2003, and will grow annually at low- to mid-

---------------

1 Certain information contained in the "Market Overview" section has been obtained from industry sources. Data available from industry analysts varies widely among sources. The company bases its analysis of market trends on the data available from several different industry analysts.

single digit percentage rates through 2006. Management believes that this integration of print/copy/fax capabilities favors companies like Lexmark due to its experience in providing industry leading network printing solutions and multifunction printing products.

The Internet is positively impacting the distributed home and office printing market opportunity in several ways. As more information is available over the Internet, and new tools and solutions are being developed to access it, more of this information is being printed on distributed home and office printers. Management believes that an increasing percentage of this distributed output includes color and graphics, which tend to increase supplies usage. Growth in high-speed Internet access to the home, combined with the rise in digital camera sales, is also contributing to increased photo printing on distributed devices.

The laser printer market is primarily serving business customers. Laser printing products can be divided into two major categories -- shared workgroup printers, which are typically attached directly to large workgroup networks, and lower priced desktop printers attached to PCs or small workgroup networks. The shared workgroup printers include color and monochrome laser printers that are easily upgraded to include additional input and output capacity, additional memory and storage, and typically include high performance internal network adapters. Most shared workgroup printers also have sophisticated network management software tools and some products (including Lexmark's) now include multifunction upgrades that enable copy/fax/scan to network capabilities. Based on industry data, within the overall distributed laser printer market, Lexmark has gained market share over the past six years. At the end of 2003, the company estimated its installed base of laser printers at 5.2 million units versus 4.8 million units at year-end 2002.(2)

Laser printer unit growth in recent years has generally exceeded the growth rate of laser printer revenue due to unit growth in lower priced desktop laser printers and unit price reductions, and management believes this trend will continue. This pricing pressure is partially offset by the tendency of customers in the shared workgroup laser market to add higher profit margin optional features including network adapters, document management software, additional memory, paper handling and multifunction capabilities. Pricing pressure is also partially offset by the opportunity to provide business solutions and services to customers who are increasingly looking for assistance to better manage and leverage their document-related costs and output infrastructure.

The inkjet product market is predominantly a consumer market but also includes business users who may choose inkjet products as a lower priced alternative or supplement to laser printers for personal desktop use. Additionally, over the past two years, the number of consumers seeking to print digitally captured images in their homes have driven the photo-based sector up significantly. The greater affordability of inkjet printers, as well as the growth in the inkjet-based multifunction devices (all-in-one printers), both with a focus on delivering digital photos, have been important factors in the growth of this market. Based on industry data, Lexmark has gained market share over the past six years. Growth in inkjet product revenue has been slower than unit growth due to price reductions, which management expects to continue. At the end of 2003, the company estimated its installed base of inkjet products at 47 million units versus 43 million units at year-end 2002.(2)

---------------

2 Over the last few years, Lexmark has provided estimates of its laser and inkjet installed base on an annual basis, usually in January of each year. These estimates are derived from detailed models, which contain numerous assumptions requiring the use of management's judgment, such as ink and toner usage, economic life of the products, retirement rates and product mix. The company continually updates these models internally and revises the assumptions, as new information is discovered. While these installed base amounts reflect management's best estimate when published, they are subject to change based on subsequent receipt of additional or different data, or changes in the underlying assumptions. There can be no assurance that any of the assumptions are correct and management's estimates of the installed base may differ materially from the actual installed base. Management undertakes no responsibility to update the public disclosure of its estimate of the installed base as new information is continuously discovered.

The markets for dot matrix printers and most of the company's other office imaging products, including supplies for select IBM branded printers, aftermarket supplies for original equipment manufacturer ("OEM") products, and typewriter supplies, continue to decline as these markets mature, and the underlying product installed bases are replaced.

STRATEGY

Lexmark's strategy is based on a business model of building an installed base of printers and multifunction products that generate demand for its related supplies and services. Management believes that Lexmark has unique strengths related to this business model, which have allowed it to grow faster than the market over the past several years and achieve above average profitability in the office and home printing output market.

First, Lexmark is exclusively focused on printing and related solutions. Management believes that this focus has enabled Lexmark to be more responsive and flexible than competitors at meeting specific customer and channel partner needs.

Second, Lexmark internally develops all three of the key technologies in the distributed printing business, including inkjet, mono laser and color laser. Lexmark is also recognized as an industry leader in critical software competencies related to printing, network connectivity/management and enhancing document workflow. The company's technology platform has historically allowed it to be a leader in product price/performance and also build unique capabilities into its products that enable it to offer unique solutions (combining hardware, software and professional services) for specific customer groups. This breadth of technology capabilities has also enabled Lexmark to offer an extensive product line alternative to the industry leader, Hewlett-Packard.

Third, Lexmark has leveraged its technological capabilities and its commitment to flexibility and responsiveness to build strong relationships with large-account customers and channel partners, including major retail chains, distributors, direct-response cataloguers and value-added resellers. Lexmark's path-to-market includes industry focused sales and marketing teams that deliver unique and differentiated solutions to both large accounts and channel partners that sell into the company's target industries. Retail-centric teams also have enabled Lexmark to meet the specific needs of major retail partners and have resulted in the company winning numerous "best supplier" awards over the last few years.

Lexmark's business market strategy involves targeting large corporations, small and medium businesses and the public sector to increase market share by providing an array of high quality, technologically advanced products at competitive prices. Lexmark also continues to identify and focus on industries where it can differentiate itself by providing unique printing solutions and related services.

Lexmark's strategy also continually focuses on enhancing its laser printers to function efficiently in a networked environment as well as providing significant flexibility and manageability to network administrators. Generally, Lexmark leverages expertise gained from its exclusive focus on printing solutions and its understanding of industry-specific customer requirements to provide unique and customized printing solutions and related services tailored to address specific industry customer needs.

The company's consumer market strategy is to generate demand for Lexmark products by offering high-quality, competitively-priced products to consumers and businesses primarily through retail channels. Lexmark develops its own technology to meet customer needs for increased functionality, faster printing and better print quality. Lexmark management believes that its core product offerings in this market, including the "Z" and "X" families of inkjet printers and all-in-one printers, will also help it to build brand recognition in the retail channels. Lexmark has aggressively reduced costs while pushing the performance and features of higher-end color inkjets into the sub-$100 sector and all-in-one printers into the sub-$250 sector.

Because of Lexmark's exclusive focus on printing solutions, the company has successfully formed alliances and OEM arrangements with many companies, including Dell, IBM, Lenovo (formerly Legend) and Sindo Ricoh. The entrance of a competitor that is also exclusively focused on printing solutions could have a material adverse impact on the company's strategy and financial results.

The company's strategy for dot matrix printers and other office imaging products is to continue to offer high-quality products while managing cost to maximize cash flow and profit.

PRODUCTS

Laser Products

Lexmark offers a wide range of monochrome and color laser printers, multifunction products, and associated features, software, and application solutions. In 2003, the company introduced a new line of monochrome laser printers designed to serve both workgroup and desktop applications. The T634 and T632 monochrome laser printers with print speeds of up to 45 and 40 pages per minute ("ppm"), respectively, are designed to support large and medium workgroups and have optional paper input and output features, including a stapler and offset stacker. The T630 and T420d monochrome laser printers with print speeds of up to 35 and 22 ppm, respectively, are designed to support medium and small workgroups. For the personal sector of the market, the company introduced the E323, E321 and E220 monochrome laser printers with print speeds of up to 20, 20 and 18 ppm, respectively. The monochrome laser printer line extends into the wide format sector of the market with the W820 and W812. With print speeds of up to 45 ppm, the W820 is supported with an array of paper handling and finishing options that make it well suited for departmental printing needs. The W812 is a small workgroup printer designed for wide format and specialty printing applications with print speeds of up to 26 ppm.

In 2003, the company introduced two single pass technology color laser printers, the C752 and C912. The C752 features the company's internally developed color laser technology and prints both monochrome and color pages at up to 20 ppm. The C752 is designed for large and medium workgroups. The C912 prints both monochrome and color pages at up to 28 ppm and supports printing on tabloid size paper. The company also offers the C720, a small workgroup color laser printer that prints at up to 24 ppm in monochrome and six ppm in color. Early in 2004, Lexmark introduced the C752L, which makes high-speed color printing even more affordable for businesses. The C752L prints both monochrome and color pages at up to 20 ppm.

In 2003, the company introduced the X912e, X752e and X632e multifunction products. Along with the X820e, these products include an intuitive touch screen display and the ability to integrate with corporate directories and leverage existing network security to regulate access. These characteristics make it easy for users to scan paper documents and fax or e-mail them. Other multifunction products introduced in 2003 by the company include the X632, X630 and X215, each of which provides print/copy/fax/scan capability. The X215 is a compact, integrated device, designed for desktop applications and personal use. The X720 is also offered by the company, and like the X912e and X752e, has the added capability of printing, scanning and copying in color. Early in 2004, Lexmark introduced the X422, which is a compact, integrated, network-ready, multifunction product for workgroups.

The N4000e network adapter was announced by the company in 2003 to support low-cost networking for desktop devices. MarkVision Professional, Lexmark's print management software that provides remote configuration, monitoring, and problem resolution of network print devices can be bundled with all business printers and multifunction products. Application solution options that support web, bar code, encrypted data and Intelligent Printer Data Stream ("IPDS") printing are also available for most of the printers in the "T", "W", "C" and "X" families of business printers to support specific customer environments.

In early 2003, the company introduced the Lexmark Document Solutions Suite, which is designed to minimize the expense and inefficiencies of manual, paper-based processes that are costly and time-intensive. The Lexmark Document Solutions Suite integrates three distinct document solutions which work separately or together as an integrated solution. The Lexmark Document Distributor helps improve information workflow by capturing and moving documents faster, more efficiently and more accurately into a broader range of network systems. The Lexmark Document Producer is an e-forms solution that empowers customers to take control of the presentation and delivery of output from almost any host system and thus avoid the cost of preprinted forms. The Lexmark Document Portal enables users of a Lexmark multifunction product to find, view and print network documents when and where they need them. The suite enables the graphical e-Task interface featured on Lexmark network multifunction products to be tailored to an individual, workgroup, business or industry, using friendly and descriptive icons that allow users to quickly identify and select the appropriate work process. It also extends this interface and e-workflow capability to workstation users of the X215 and X6170 multifunction products. Early in 2004, the company introduced the Lexmark Workgroup OCR Solution, which enables users to easily transform paper information into versatile, electronic documents that can be efficiently shared and used.

Inkjet Products

In 2003, the company broadened its consumer product line with the introduction of its first "P" line of photo products, as well as its next generation "X" line of all-in-one products and "Z" line of inkjet printers. Lexmark's inkjet introductions included a wide range of innovative functions and photo features, as well as proven technology, such as the Accu-Feed paper handling system.

Lexmark's "P" series launch into the photo market in 2003 was led by the P707 and P3150. These products deliver 4 x 6 inch photographs in less than sixty seconds and include innovative features such as PrecisionSense technology, which automatically determines the paper type loaded in the printer and automatically aligns the print cartridges. In addition, the company's "P" series offers six-color printing, borderless photographs, Lexmark Photo Center software and includes a memory card reader for today's most popular digital media.

The enhancements to Lexmark's all-in-one inkjet products was led by the company's first four-in-one flatbed product, the X6170, which offers print/copy/fax/scan capabilities in an innovative design. The X6170 also established new industry standards in productivity with its 100-sheet automatic document feeder and PC-free color or black fax mode. The Lexmark "X" series continues to define the multifunction category by offering up to 4,800 x 1,200 dots per inch ("dpi") printing and 48-bit color scanning in the sub-$100 sector, with its X1150. The company has expanded its line of "X" inkjet printers to five models with print speeds of up to 19 ppm in black and 15 ppm in color.

Lexmark's "Z" line of inkjet printers in 2003 is focused on delivering high performance with ease of use features. The company introduced borderless printing on its Z705, which also automatically determines the paper type loaded into the printer to ensure high quality output. Lexmark's "Z" line of products offer up to 4,800 x 1,200 dpi resolution, as well as maximum print speeds of up to 17 ppm in black and 10 ppm in color.

Dot Matrix Products

The company continues to market several dot matrix printer models for customers who print a large volume of multi-part forms.

Supplies

The company designs, manufactures, and distributes a variety of cartridges and other supplies for use in its installed base of laser, inkjet, and dot matrix printers. Lexmark is currently the exclusive source for new printer cartridges for the printers it manufactures. The company's revenue and profit growth from its supplies business is directly linked to the company's ability to increase the installed base of its laser and inkjet products and customer usage of those products. Lexmark is an industry leader with regard to the recovery, remanufacture, reuse and recycling of used supplies cartridges, helping to keep empty cartridges out of landfills. Attaining that leadership position was made possible by the company's various empty cartridge collection programs around the world. Lexmark continues to launch new programs and expand existing cartridge collection programs to further expand its remanufacturing business and this environmental commitment.

The company also offers a broad range of other office imaging supplies products, applying both impact and non-impact technology.

Service and Support

Lexmark offers a wide range of professional services to complement the company's line of printing products including maintenance, consulting, systems integration and fleet management capabilities. The company works in collaboration with its customers to develop and implement comprehensive, customized printing solutions. Fleet management services allow organizations to outsource fleet management, technical support, supplies replenishment and maintenance activities to Lexmark.

The company's printer products generally include a warranty period of at least one year, and customers typically have the option to purchase an extended warranty.

MARKETING AND DISTRIBUTION

Lexmark employs large-account sales and marketing teams whose mission it is to generate demand for its business printing solutions and services, primarily among large corporations as well as the public sector. Sales and marketing teams focus on industries such as financial services, retail/pharmacy, manufacturing, government, education and health care. Those teams, in conjunction with the company's development and manufacturing teams, are able to customize printing solutions to meet customer specifications for printing electronic forms, media handling, duplex printing and other document workflow solutions. The company distributes its products to business customers primarily through its well-established distributor network, which includes such distributors as Ingram Micro, Tech Data, Synnex and Northamber. The company's products are also sold through solution providers, which offer custom solutions to specific markets, and through direct response resellers.

The company's international sales and marketing activities for the business market are organized to meet the needs of the local jurisdictions and the size of their markets. Operations in the U.S., Australia, Canada, Latin America and western Europe focus on large account demand generation with orders filled through distributors and retailers.

The company's business printer supplies and other office imaging products are generally available at the customer's preferred point of purchase through multiple channels of distribution. Although channel mix varies somewhat depending on the geography, substantially all of the company's business supplies products sold commercially in 2003 were sold through the company's network of Lexmark-authorized supplies distributors and resellers who sell directly to end users or to independent office supply dealers.

For the consumer market, the company distributes its inkjet products and supplies primarily through more than 15,000 retail outlets worldwide. The company's sales and marketing activities are organized to meet the needs of the various geographies and the size of their markets. In the U.S., products are distributed through large discount store chains such as Wal-Mart and Target, as well as consumer electronics stores such as Best Buy and Circuit City, office superstores such as Staples and OfficeMax, and wholesale clubs such as Sam's Club. The company's western European operations distribute products through major information technology resellers such as Northamber, and in large markets, through key retailers such as Media Markt in Germany, Dixon's in the United Kingdom and Carrefour in France. Australian and Canadian marketing activities focus on large retail account demand generation, with orders filled through distributors or resellers, whereas Latin American marketing activities are mostly conducted through retail sales channels.

For both the business and consumer markets, the company's eastern European, Middle East and African regions are primarily served through strategic partnerships and distributors. Asia Pacific markets (excluding Australia) are served through a combination of Lexmark sales offices, strategic partnerships and distributors.

The company also sells its products through numerous alliances and OEM arrangements, including Dell, IBM, Lenovo (formerly Legend) and Sindo Ricoh.

No single customer accounts for 10% or more of the company's consolidated annual revenue.

COMPETITION

The company continues to develop and market new and innovative products at competitive prices. New product announcements by the company's principal competitors, however, can have, and in the past, have had, a material adverse effect on the company's financial results. Such new product announcements can quickly undermine any technological competitive edge that one manufacturer may enjoy over another and set new market standards for price, quality, speed and functionality. Furthermore, knowledge in the marketplace about pending new product announcements by the company's competitors may also have a material adverse effect on the company as purchasers of printers may defer buying decisions until the announcement and subsequent testing of such new products.

In recent years, the company and its principal competitors, many of which have significantly greater financial, marketing and/or technological resources than the company, have regularly lowered prices on printers and are expected to continue to do so. The company is vulnerable to these pricing pressures, which could jeopardize the company's ability to grow or maintain market share and, if not mitigated by cost and expense reductions, may result in lower profitability. The company expects that as it competes more successfully with its larger competitors, the company's increased market presence may attract more frequent challenges, both legal and commercial, from its competitors, including claims of possible intellectual property infringement.

The markets for printers and supplies are extremely competitive. The laser printer market is dominated by Hewlett-Packard, which has a widely recognized brand name and has been estimated to hold approximately 50% of the market. Several other large vendors such as Brother, Canon, Samsung and Konica Minolta also compete in the laser printer market.

As more data is distributed electronically, demand has risen for increased device functionality to include print/copy/fax/scan capabilities, resulting in a convergence of the distributed printing and copier markets. This converging marketplace is highly competitive and, in addition to the traditional laser competitors, includes large copier companies such as Canon, Ricoh and Xerox.

The company's primary competitors in the inkjet product market are Hewlett-Packard, Epson and Canon, who together account for approximately 80% of worldwide inkjet product sales. As with laser printers, if pricing pressures are not mitigated by cost and expense reductions, the company's ability to grow or maintain market share and its profitability could be adversely affected. In addition, the company must compete with these same vendors for retail shelf space allocated to printers and their associated supplies.

Although Lexmark is currently the exclusive supplier of new printer cartridges for its laser and inkjet products, there can be no assurance that other companies will not develop new compatible cartridges for Lexmark products. In addition, refill and remanufactured alternatives for some of the company's cartridges are available and, although generally offering inconsistent quality and reliability, compete with the company's supplies business. As the installed base of laser and inkjet products grows and matures, the company expects competitive refill and remanufacturing activity to increase.

The market for other office imaging products is also highly competitive and the impact printing sector of the supplies market is declining. Although the company has rights to market certain IBM branded supplies until December 2007, there are many independent ribbon and toner manufacturers competing to provide compatible supplies for IBM branded printing products. The revenue and profitability from the company's other office imaging products is less relevant than it has been historically. Management believes that the operating income associated with its other office imaging products will continue to decline.

MANUFACTURING

The company operates manufacturing control centers in Lexington, Kentucky and Geneva, Switzerland, and has manufacturing sites in Boulder, Colorado; Orleans, France; Rosyth, Scotland; Juarez, Mexico; Chihuahua, Mexico and Lapu-Lapu City, Philippines. The company also has customization centers in each of the major geographies it serves. The company's manufacturing strategy is to retain control over processes that are technologically complex, proprietary in nature and central to the company's business model, such as the manufacture of inkjet cartridges, at company owned and operated facilities. The company shares some of its technical expertise with certain manufacturing partners, which collectively provide the company with substantially all of its printer production capacity. Lexmark oversees these manufacturing partners to ensure that products meet the company's quality standards and specifications.

The company's development and manufacturing operations for laser printer supplies, which include toners, photoconductor drums and charge rolls, are located in Boulder. The company also manufactures toner in Orleans, France. Over time, the company has made significant capital investments to expand toner and photoconductor drum capabilities. Laser printer cartridges are typically assembled by third party contract manufacturers in the major geographies served by the company.

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

Many components of the company's products are sourced from sole suppliers, including certain custom chemicals, microprocessors, electro-mechanical components, application specific integrated circuits and other semiconductors. In addition, the company sources some printer engines and finished products from OEMs. Although the company plans in anticipation of its future requirements, should these components not be available from any one of these suppliers, there can be no assurance that production of certain of the company's products would not be disrupted. Such a disruption could interfere with the company's ability to manufacture and sell products and materially adversely affect the company's business. Conversely, during economic slowdowns, the company may build inventory of components as demand decreases.

RESEARCH AND DEVELOPMENT

The company's research and development activity for the past several years has focused on laser and inkjet printers, multifunction products, associated supplies, features, software and related technologies. The company has been able to keep pace with product development and improvement while spending less than its larger competitors by selectively targeting its research and development efforts. It has also been able to achieve significant productivity improvements and minimize research and development costs. The company's research and development activities are conducted in Lexington, Kentucky and Boulder, Colorado with recent expansion to sites in Kolkotta, India and Cebu City, Philippines. In the case of certain products, the company may elect to purchase products and key components from third party suppliers rather than develop them internally.

The company is committed to being one of the technology leaders in its targeted areas and is actively engaged in the design and development of additional products and enhancements to its existing products. Its engineering efforts focus on laser, inkjet, and connectivity technologies, as well as design features that will increase efficiency and lower production costs. Lexmark also develops related applications and tools to enable it to efficiently provide a broad range of services. The process of developing new technology products is complex and requires innovative designs that anticipate customer needs and technological trends. Research and development expenditures were $266 million in 2003, $248 million in 2002 and $246 million in 2001. The company must make strategic decisions from time to time as to which new technologies will produce products in market sectors that will experience the greatest future growth. There can be no assurance that the company can continue to develop the more technologically advanced products required to remain competitive.

BACKLOG

Although the company experiences availability constraints from time to time for certain of its products, the company generally fills its orders within 30 days of receiving them. Therefore, the company usually has a backlog of less than 30 days at any one time, which the company does not consider material to its business.

EMPLOYEES

As of December 31, 2003, the company had approximately 11,800 full-time equivalent employees worldwide of which 4,200 are located in the U.S. and the remaining 7,600 are located in Europe, Canada, Latin America, Asia, and the Pacific Rim. None of the U.S. employees are represented by a union. Employees in France are represented by a Statutory Works Council. Substantially all regular employees have been granted stock options.

The company conducted restructurings in 2000 and 2001 which were intended to result in approximately 2,500 employee separations. Employee additions to support other initiatives have partially offset these employee separations resulting in the number of company employees worldwide being reduced from approximately 13,000 at December 31, 2000 to approximately 12,100 at December 31, 2002.

AVAILABLE INFORMATION

The company makes available, free of charge, electronic access to all documents filed with the Securities and Exchange Commission by the company on its website at http://investor.lexmark.com as soon as reasonably practicable after such documents are filed.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the company and their respective ages, positions and years of service with the company are set forth below.

                                                                          YEARS WITH
NAME OF INDIVIDUAL     AGE                    POSITION                    THE COMPANY
------------------     ---                    --------                    -----------
Paul J. Curlander      51    Chairman and Chief Executive Officer             13
Gary E. Morin          55    Executive Vice President and Chief
                             Financial Officer                                 8
Paul A. Rooke          45    Executive Vice President and President of
                             Printing Solutions and Services Division         13
Najib Bahous           47    Vice President and President of Consumer
                             Printer Division                                 13
Daniel P. Bork         52    Vice President, Tax                               7
Vincent J. Cole, Esq.  47    Vice President, General Counsel and
                             Secretary                                        13
David L. Goodnight     51    Vice President, Asia Pacific and Latin
                             America                                          10
Richard A. Pelini      45    Vice President and Treasurer                      1
Gary D. Stromquist     48    Vice President and Corporate Controller          13
Jeri I. Stromquist     46    Vice President of Human Resources                13

Dr. Curlander has been a Director of the company since February 1997. Since April 1999, Dr. Curlander has been Chairman and Chief Executive Officer of the company. From May 1998 to April 1999, Dr. Curlander was President and Chief Executive Officer of the company. Prior to such time, Dr. Curlander served as President and Chief Operating Officer and Executive Vice President, Operations of the company.

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

Mr. Bahous has been Vice President and President of the company's Consumer Printer Division since March 2003. Prior to such time and since July 2001, Mr. Bahous served as Vice President of Customer Services. From January 1999 to July 2001, Mr. Bahous served as Vice President and General Manager, Customer Services Europe.

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

Mr. Pelini has been Vice President and Treasurer of the company since July 2003. Mr. Pelini was employed by the company from 1991 to 1998 and was assistant treasurer of the company from 1996 to 1998. Prior to rejoining the company in July 2003, Mr. Pelini was Senior Vice President of Finance for Convergys Corporation. He held various positions with Convergys since 1998, including that of Vice President and Treasurer.

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

The company holds a portfolio of approximately 1,000 U.S. patents and over 350 pending U.S. patent applications. The company also holds over 2,500 foreign patents and pending patent applications. The inventions claimed in these patents and patent applications cover aspects of the company's current and potential future products, manufacturing processes, business methods and related technologies. The company is developing a portfolio of patents that protects its product lines and offers the possibility of entering into licensing agreements with others.

The company has a variety of intellectual property licensing and cross-licensing agreements with a number of third parties. Certain of the company's material license agreements, including those that permit the company to manufacture some of its current products, terminate as to specific products upon certain "changes of control" of the company.

The company has trademark registrations or pending trademark applications for the name LEXMARK in approximately 70 countries for various categories of goods. Lexmark also owns a number of trademark applications and registrations for various product names. The company holds worldwide copyrights in computer code, software and publications of various types. Other proprietary information is protected through formal procedures which include confidentiality agreements with employees and other entities.

The company's success depends in part on its ability to obtain patents, copyrights and trademarks, maintain trade secret protection and operate without infringing the proprietary rights of others. While Lexmark designs its products to avoid infringing the intellectual property rights of others, current or future claims of intellectual property infringement, and the expenses resulting therefrom, could materially adversely affect its business, operating results and financial condition. Expenses incurred by the company in obtaining licenses to use the intellectual property rights of others and to enforce its intellectual property rights against others also could materially affect its business, operating results and financial condition. In addition, the laws of some foreign countries may not protect Lexmark's proprietary rights to the same extent as the laws of the United States.

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

ITEM 2.  PROPERTIES

The company's corporate headquarters and principal development facilities are located on a 386 acre campus in Lexington, Kentucky. At December 31, 2003, the company owned or leased 7.0 million square feet of administrative, sales, service, research and development, warehouse and manufacturing facilities worldwide. The properties are used by both the business and consumer segments of the company. Approximately 4.5 million square feet is located in the United States and the remainder is located in various international locations. The company's principal international manufacturing facilities are in Mexico, the Philippines, Scotland and France. The principal domestic manufacturing facility is in Colorado. The company leases facilities for software development in India and the Philippines. The company owns approximately 63% of the worldwide square footage and leases the remaining 37%. The leased property has various lease expiration dates. The company believes that it can readily obtain appropriate additional space as may be required at competitive rates by extending expiring leases or finding alternative space.

None of the property owned by the company is held subject to any major encumbrances and the company believes that its facilities are in good operating condition.

ITEM 3.  LEGAL PROCEEDINGS

On December 30, 2002, the company filed a lawsuit against Static Control Components, Inc. ("SCC") in the U.S. District Court for the Eastern District of Kentucky alleging that certain SCC products infringe the company's copyrights and are in violation of the Digital Millennium Copyright Act. The Court granted the company's motion requesting a preliminary injunction ordering SCC to cease making, selling or otherwise trafficking in the specified products. On March 31, 2003, SCC appealed the Court's decision to the Sixth Circuit Court of Appeals and oral arguments for this appeal occurred on January 30, 2004.

On February 28, 2003, SCC filed a lawsuit against the company in the U.S. District Court for the Middle District of North Carolina alleging that the company engaged in anti-competitive and monopolistic conduct and unfair and deceptive trade practices in violation of the Sherman Act, the Lanham Act and various North Carolina state laws. That lawsuit was dismissed on October 15, 2003. On December 23, 2003, these claims were asserted against the company as counterclaims in the company's case against SCC pending in the U.S. District Court for the

Eastern District of Kentucky. SCC is seeking damages in excess of $100 million. The company believes that the claims by SCC are without merit, and intends to vigorously defend them.

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

The company is also party to various litigation and other legal matters, including claims of intellectual property infringement and various purported consumer class action lawsuits alleging, among other things, various product defects and false and deceptive advertising claims, that are being handled in the ordinary course of business. In addition, various governmental authorities have from time to time initiated inquiries and investigations, some of which are ongoing, concerning the activities of participants in the markets for printers and supplies. The company intends to continue to cooperate fully with those governmental authorities in these matters.

Although it is not reasonably possible to estimate whether a loss will occur as a result of these legal matters, or if a loss should occur, the amount of such loss, the company does not believe that any legal matters to which it is a party is likely to have a material adverse effect on the company's financial position or results of operations. However, there can be no assurance that any pending legal matters or any legal matters that may arise in the future would not have a material adverse effect on the company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Lexmark's Class A common stock is traded on the New York Stock Exchange under the symbol LXK. As of March 5, 2004, there were 1,636 holders of record of the Class A common stock and there were no holders of record of the Class B common stock. Information regarding the market prices of the company's Class A common stock appears in Part II, Item 8, Note 18 of the Notes to Consolidated Financial Statements.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the company's equity compensation plans as of December 31, 2003.

(Number of securities in millions)
--------------------------------------------------------------------------------

                          NUMBER OF SECURITIES TO BE                                        NUMBER OF SECURITIES
                           ISSUED UPON EXERCISE OF       WEIGHTED AVERAGE EXERCISE     REMAINING AVAILABLE FOR FUTURE
                             OUTSTANDING OPTIONS,      PRICE OF OUTSTANDING OPTIONS,       ISSUANCE UNDER EQUITY
PLAN CATEGORY                WARRANTS AND RIGHTS          WARRANTS AND RIGHTS (1)            COMPENSATION PLANS
---------------------------------------------------------------------------------------------------------------------
Equity compensation
  plans approved by
  stockholders (2)......             11.8                         $52.99                            10.9
Equity compensation
  plans not approved by
  stockholders (3)......              1.2                          45.74                             0.4
---------------------------------------------------------------------------------------------------------------------
Total...................             13.0                         $52.26                            11.3
---------------------------------------------------------------------------------------------------------------------

(1) The numbers in this column represent the weighted average exercise price of stock options only.

(2) As of December 31, 2003, of the approximately 11.8 million awards outstanding under the equity compensation plans approved by stockholders, there were approximately 11.3 million stock options (of which 11,040,000 are employee stock options and 274,000 are nonemployee director stock options), 246,000 restricted stock units and supplemental deferred stock units, 21,000 voluntarily deferred performance shares that were earned as of the end of 2000, and 203,000 elective deferred stock units (of which 159,000 are employee elective deferred stock units and 44,000 are nonemployee director elective deferred stock units) that pertain to voluntary elections by certain members of management to defer all or a portion of their annual incentive compensation and by certain nonemployee directors to defer all or a portion of their annual retainer, chair retainer and/or meeting fees, that would have otherwise been paid in cash. Of the 10.9 million shares available, 8.3 million relate to employee plans (of which 3.1 million may be granted as full-value awards), 0.2 million relate to the nonemployee director plan and 2.4 million relate to the employee stock purchase plan.

(3) The company has only one equity compensation plan which has not been approved by its stockholders, the Lexmark International, Inc. Broad-Based Employee Stock Incentive Plan (the "Broad-Based Plan"). The Broad-Based Plan, which was established on December 19, 2000, provides for the issuance of up to 1.6 million shares of the company's common stock pursuant to stock incentive awards (including stock options, stock appreciation rights, performance awards, restricted stock units and deferred stock units) granted to the company's employees, other than its directors and executive officers. The Broad-Based Plan expressly provides that the company's directors and executive officers are not eligible to participate in the Plan. The Broad-Based Plan limits the number of shares subject to full-value awards (e.g., restricted stock units and performance awards) to 50,000 shares. The company's board of directors may at any time terminate or suspend the Broad-Based Plan, and from time to time, amend or modify the Broad Based-Plan, but any amendment which would lower the minimum exercise price for options and stock appreciation rights or materially modify the requirements for eligibility to participate in the Broad-Based Plan, requires the approval of the company's stockholders. In January 2001, all employees other than the company's directors, executive officers and senior managers, were awarded stock options under the Broad-Based Plan. All 1.2 million awards outstanding under the equity compensation plan not approved by stockholders are in the form of stock options.

ITEM 6.  SELECTED FINANCIAL DATA

The table below summarizes recent financial information for the company. For further information refer to the company's financial statements and notes thereto presented under Part II, Item 8 of this Form 10-K.

(Dollars in Millions, Except per Share Data)
--------------------------------------------------------------------------------

                                                                2003       2002       2001       2000       1999
                                                              --------   --------   --------   --------   --------
STATEMENT OF EARNINGS DATA:
------------------------------------------------------------------------------------------------------------------
Revenue (1).................................................  $4,754.7   $4,356.4   $4,104.3   $3,767.3   $3,413.7
Cost of revenue (2).........................................   3,209.6    2,985.8    2,865.3    2,550.9    2,222.8
------------------------------------------------------------------------------------------------------------------
Gross profit................................................   1,545.1    1,370.6    1,239.0    1,216.4    1,190.9
------------------------------------------------------------------------------------------------------------------
Research and development....................................     265.7      247.9      246.2      216.5      183.6
Selling, general and administrative(1)......................     685.5      617.8      593.4      542.9      530.7
Restructuring and related (reversal)/charges(2) (3) (4).....        --       (5.9)      58.4       41.3         --
------------------------------------------------------------------------------------------------------------------
Operating expense...........................................     951.2      859.8      898.0      800.7      714.3
------------------------------------------------------------------------------------------------------------------
Operating income............................................     593.9      510.8      341.0      415.7      476.6
Interest (income)/expense, net..............................      (0.4)       9.0       14.8       12.8       10.7
Other.......................................................       0.8        6.2        8.4        6.5        7.0
------------------------------------------------------------------------------------------------------------------
Earnings before income taxes................................     593.5      495.6      317.8      396.4      458.9
Provision for income taxes (5)..............................     154.3      128.9       44.2      111.0      140.4
------------------------------------------------------------------------------------------------------------------
Net earnings................................................  $  439.2   $  366.7   $  273.6   $  285.4   $  318.5
Diluted net earnings per common share.......................  $   3.34   $   2.79   $   2.05   $   2.13   $   2.32
Shares used in per share calculation........................     131.4      131.6      133.8      134.3      137.5
STATEMENT OF FINANCIAL POSITION DATA:
------------------------------------------------------------------------------------------------------------------
Working capital.............................................  $1,260.5   $  699.8   $  562.0   $  264.7   $  353.2
Total assets................................................   3,450.4    2,808.1    2,449.9    2,073.2    1,702.6
Total debt..................................................     150.4      161.5      160.1      148.9      164.9
Stockholders' equity........................................   1,643.0    1,081.6    1,075.9      777.0      659.1
OTHER KEY DATA:
------------------------------------------------------------------------------------------------------------------
Cash from operations (6)....................................  $  747.6   $  815.6   $  195.7   $  476.3   $  448.2
Capital expenditures........................................  $   93.8   $  111.7   $  214.4   $  296.8   $  220.4
Debt to total capital ratio (7).............................         8%        13%        13%        16%        20%
Number of employees (8).....................................    11,800     12,100     12,700     13,000     10,900
------------------------------------------------------------------------------------------------------------------

(1) All data prior to 2002 has been reclassified in accordance with EITF 00-25 and clarified by EITF 01-9, resulting in a reduction to both revenue and selling, general and administrative expense in the amount of $38.5 million in 2001, $39.7 million in 2000 and $38.6 million in 1999.

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

(6) Cash flows from investing and financing activities, which are not presented, are integral components of total cash flow activity.

(7) The debt to total capital ratio is computed by dividing total debt (which includes both short-term and long-term debt) by the sum of total debt and stockholders' equity.

(8) Represents the approximate number of full-time equivalent employees at December 31 of each year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto:

OVERVIEW

Lexmark International, Inc. ("Lexmark" or the "company") is a leading developer, manufacturer and supplier of printing solutions -- including laser and inkjet printers, multifunction products, associated supplies and services -- for offices and homes. The company also sells dot matrix printers for printing single and multi-part forms for business users and develops, manufactures and markets a broad line of other office imaging products. The company is primarily managed along business and consumer market segments. Refer to Note 17 of the Notes to Consolidated Financial Statements for additional information regarding the company's reportable segments.

Over the past several years, the worldwide office and home printing output opportunity has expanded as copiers and fax machines have been integrated into multifunction products. Lexmark's management believes that this integration of print/copy/fax/scan capabilities favors companies like Lexmark due to its experience in providing industry leading network printing solutions and multifunction printing products. Lexmark's management believes that its total revenue will continue to grow due to projected overall market growth for 2004 to 2006.

In recent years, the company's growth rate in sales of printer units has generally exceeded the growth rate of its printer revenue due to sales price reductions and the introduction of new lower priced products in both the laser and inkjet printer markets. In the laser printer market, this pricing pressure is partially offset by the tendency of customers to add higher profit margin optional features including network adapters, document management software, additional memory, paper handling and multifunction capabilities. Pricing pressure is also partially offset by the opportunity to provide business solutions and services to customers who are increasingly looking for assistance to better manage and leverage their document-related costs and output infrastructure. In the inkjet product market, advances in inkjet technology have resulted in products with higher resolution and improved performance while increased competition has led to lower prices. The greater affordability of inkjet printers, as well as the growth in the all-in-one category, have been important factors in the growth of this market.

As the installed base of Lexmark laser and inkjet printers and multifunction products continues to grow, management expects the market for supplies will grow as well, as such supplies are routinely required for use throughout the life of those products. While profit margins on printers and multifunction products have been negatively affected by competitive pricing pressure, the supplies are a higher margin, recurring business, which the company expects to contribute to the stability of its earnings over time.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Lexmark's discussion and analysis of its financial condition and results of operations are based upon the company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements requires the company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the company evaluates its estimates, including those related to customer programs and incentives, product returns, doubtful accounts, inventories, intangible assets, income taxes, warranty obligations, copyright fees, product royalty obligations, restructurings, pension and other postretirement benefits, and contingencies and litigation. The company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

The company records estimated reductions to revenue at the time of sale for customer programs and incentive offerings including special pricing agreements, promotions and other volume-based incentives. Estimated reductions in revenue are based upon historical trends and other known factors at the time of sale. The company also provides price protection to substantially all of its reseller customers. The company records reductions to revenue for the estimated impact of price protection when price reductions to resellers are anticipated. If market conditions were to decline, the company may take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered.

Allowances for Doubtful Accounts

The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The company determines the estimate of the allowance for doubtful accounts based on a variety of factors including the length of time receivables are past due, the financial health of customers, unusual macroeconomic conditions, and historical experience. If the financial condition of the company's customers deteriorates or other circumstances occur that result in an impairment of customers' ability to make payments, additional allowances may be required.

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

Inventory Reserves and Adverse Purchase Commitments

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

The assumed long-term rate of return on plan assets and the market-related value of plan assets are used to calculate the expected return on plan assets. The required use of an expected versus actual long-term rate of return on plan assets may result in recognized pension income that is greater or less than the actual returns of those plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns and therefore result in a pattern of income and expense recognition that more closely matches the pattern of the services provided by the employees. For the market-related value of plan assets, the company uses a calculated value that recognizes changes in asset fair values in a systematic and rational manner. A five-year-moving-average value is used for equities and high-yield bonds due to the volatility of these types of investments and fair value is used for all other bonds. Differences between actual and expected returns are recognized in the market-related value of plan assets over five years.

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

Changes in actual asset return experience and discount rate assumptions can impact the company's stockholders' equity. Actual asset return experience results in an increase or decrease in the asset base and this effect, in conjunction with a decrease in the pension discount rate, may result in a plan's assets being less than a plan's accumulated benefit obligation ("ABO"). The ABO is the present value of benefits earned to date and is based on past compensation levels. The company is required to show in its Consolidated Statements of Financial Position a net liability that is at least equal to the ABO less the market value of plan assets. This liability is referred to as an additional minimum liability ("AML"). An AML, which is recorded and updated on December 31 each year, is reflected as a long-term pension liability with the offset in other comprehensive earnings (loss) in the equity section of the Consolidated Statements of Financial Position (on a net of tax basis) and/or as an intangible asset to the degree a company has unrecognized prior service costs.

Income Taxes

The company estimates its tax liability based on current tax laws in the statutory jurisdictions in which it operates. These estimates include judgments about deferred tax assets and liabilities resulting from temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, as well as about the realization of deferred tax assets. If the provisions for current or deferred taxes are not adequate, if the company is unable to realize certain deferred tax assets or if the tax laws change unfavorably, the company could potentially experience significant losses in excess of the reserves established. Likewise, if the provisions for current and deferred taxes are in excess of those eventually needed, if the company is able to realize additional deferred tax assets or if tax laws change favorably, the company could potentially experience significant gains.

RESTRUCTURING AND OTHER CHARGES

Although the company had substantially completed all restructuring activities at December 31, 2002 and the employees had exited the business, approximately $4.7 million of severance payments were made during 2003. Refer to Note 15 of the Notes to Consolidated Financial Statements for additional information regarding the company's restructuring activities.

BASIS OF PRESENTATION

In 2001, the Emerging Issues Task Force ("EITF") reached a consensus that consideration from a vendor to a purchaser of the vendor's products should be characterized as a reduction in revenue as stated in EITF 00-25, Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products, and clarified in EITF 01-9. This EITF consensus was effective for annual or interim financial statements beginning after December 5, 2001, with reclassification required for comparative prior periods. The company adopted this EITF as required in 2002 and the adoption of this statement had no impact on the company's net earnings, financial position or cash flows, but did result in a reclassification of certain prior year reported amounts to conform to the current year's presentation. Both revenue and selling, general and administrative expense for the twelve months ended December 31, 2001 were reduced by approximately $38.5 million as a result of this reclassification.

RESULTS OF OPERATIONS

2003 COMPARED TO 2002

Consolidated revenue in 2003 was $4,755 million, an increase of 9% over 2002. Revenue in the business market segment was $2,627 million in 2003 and increased $242 million, or 10% compared to 2002. This growth was principally due to increases in unit volumes. Revenue in the consumer market segment was $2,128 million in 2003 and increased $159 million, or 8% versus 2002. This growth was principally due to increases in unit volumes. Total U.S. revenue increased $114 million or 6% and international revenue, including exports from the U.S., increased $284 million or 12%.

Consolidated gross profit was $1,545 million for 2003, an increase of 13% from 2002. Gross profit as a percentage of revenue for 2003 increased to 32.5% from 31.5% in 2002, an increase of 1.0 percentage point. The increase was principally due to improved supplies margins (1.8 percentage points) and an increased mix of supplies (0.9 percentage point), partially offset by lower printer margins (2.0 percentage points).

Total operating expense was $951 million in 2003, an increase of 11% from 2002. Operating expense in 2002 included a $6 million benefit in the fourth quarter of 2002 from the reversal of previously accrued restructuring charges. Operating expense as a percentage of revenue was 20.0%, compared to 19.7% for the corresponding period of 2002. The 0.3 percentage point increase was primarily due to the restructuring reserve reversal in 2002.

Consolidated operating income was $594 million in 2003 compared to $511 million in 2002, a 16% increase. The increase in the consolidated operating income was due to a $174 million increase in gross profit, partially offset by a $91 million increase in operating expense. Operating income for the business market segment increased $132 million in 2003, principally due to increased supplies sales. Operating income for the consumer market segment decreased $28 million in 2003, primarily due to lower printer margins.

Non-operating expenses declined $15 million from 2002 to 2003, principally due to additional interest income in 2003 as a result of the company's strong cash generation and the $5 million write-down of a private equity investment during 2002.

Net earnings were $439 million in 2003 compared to $367 million in 2002. The increase in net earnings was primarily due to improved operating income and lower non-operating expenses. The effective income tax rate remained at 26.0% in 2003 and 2002.

Basic net earnings per share were $3.43 for 2003 compared to $2.85 in 2002. Diluted net earnings per share were $3.34 for 2003 compared to $2.79 in 2002. The increases in basic and diluted net earnings per share were primarily due to the increase in net earnings.

The following table sets forth the percentage of total revenue represented by certain items reflected in the company's Consolidated Statements of Earnings:

                                                              2003     2002     2001
-------------------------------------------------------------------------------------
Revenue.....................................................  100.0%   100.0%   100.0%
Cost of revenue.............................................   67.5%    68.5%    69.8%
-------------------------------------------------------------------------------------
Gross profit................................................   32.5%    31.5%    30.2%

Research & development......................................    5.6%     5.7%     6.0%
Selling, general & administrative...........................   14.4%    14.2%    14.5%
Restructuring & related (reversal)/charges..................     --     (0.1)%    1.4%
-------------------------------------------------------------------------------------
Operating income............................................   12.5%    11.7%     8.3%
-------------------------------------------------------------------------------------

2002 COMPARED TO 2001

Consolidated revenue in 2002 was $4,356 million, an increase of 6% over 2001. Revenue in the business market segment was $2,386 million in 2002 and increased $18 million, or 1% compared to 2001. This growth was principally due to an increase in supplies unit volumes. Revenue in the consumer market segment was $1,969 million in 2002 and increased $271 million, or 16% versus 2001. This growth was principally due to increases in unit volumes. Total U.S. revenue increased $196 million or 11% and international revenue, including exports from the U.S., increased $56 million or 3%.

Consolidated gross profit was $1,371 million for 2002, an increase of 11% from 2001. Gross profit as a percentage of revenue for 2002 increased to 31.5% from 30.2% in 2001, an increase of 1.3 percentage points. The increase was principally due to an increase to supplies in the product mix (2.3 percentage points), higher supplies margins (1.1 percentage points) and the impact of a restructuring related inventory charge of $29 million in 2001 (0.7 percentage point), partially offset by lower printer margins (2.8 percentage points).

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

Consolidated operating income was $511 million in 2002 compared to $341 million in 2001, a 50% increase. Included in the 2002 operating income was the $6 million restructuring reversal benefit noted previously and the 2001 operating income included $88 million of restructuring and related charges. The increase in the consolidated operating income was due to the impact of the restructuring charges, the increased gross profit margin and the decrease in operating expense as a percentage of revenue. Operating income for the business market segment increased $85 million in 2002, principally due to increased supplies sales. Operating income for the consumer market segment increased $39 million in 2002, principally due to increased supplies sales.

Non-operating expenses declined $8 million from 2001 to 2002, principally due to reduced borrowings at lower interest rates partially offset by a $5 million write-down of a private equity investment during 2002.

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

Basic net earnings per share were $2.85 for 2002 compared to $2.11 in 2001. The 2002 basic net earnings per share included a $0.03 benefit from the restructuring reversal and the 2001 basic net earnings per share included a $0.50 negative impact from restructuring and related charges and a $0.31 positive impact from the income tax benefit. Diluted net earnings per share were $2.79 for 2002 compared to $2.05 in 2001. The 2002 diluted net earnings per share included a $0.03 benefit from the restructuring reversal and the 2001 diluted net earnings per share included a $0.48 negative impact from restructuring actions and a $0.30 income tax benefit. After adjusting for the noted items, the increases in basic and diluted net earnings per share were primarily due to the increase in net earnings.

RETIREMENT-RELATED BENEFITS

The following table provides the total pre-tax cost/(income) related to Lexmark's retirement plans for the years 2003, 2002 and 2001. Cost/(income) amounts are included as an addition to/reduction from, respectively, the company's cost and expense amounts in the Consolidated Statements of Earnings.

IN MILLIONS                                                   2003     2002     2001
-------------------------------------------------------------------------------------
Total cost of retirement-related plans......................  $31.1    $15.5    $11.6
-------------------------------------------------------------------------------------
Comprised of:
  Defined benefit plans.....................................  $15.8    $(0.2)   $(2.4)
  Defined contribution plans................................   12.8     11.4     10.0
  Non-pension postretirement benefits.......................    2.5      4.3      4.0
-------------------------------------------------------------------------------------

The company uses long-term historical actual return experience, the expected investment mix of the plans' assets, and future estimates of long-term investment returns to develop its assumed rate of return on pension assets used in the net periodic pension calculation. The assumption is reviewed and set annually at the beginning of each year. The company reduced its expected long-term asset return assumption on the U.S. plan from 10.0% to 8.5% at the beginning of 2003. This change, and the recognition of losses related to negative pension asset returns over the past few years, increased the cost of defined benefit plans in 2003. At the beginning of 2004, the company further reduced its expected long-term asset return assumption on its U.S. plan from 8.5% to 8.0%. This change is expected to increase 2004 pension expense by approximately $3 million.

The company annually sets its discount rate assumption for retirement-related benefits accounting to reflect the rates available on high-quality, fixed-income debt instruments at the end of each year. Using this process, the company reduced its discount rate assumption in the U.S. from 7.5% to 6.5% at the end of 2002 and from 6.5% to 6.3% at the end of 2003. These changes, combined with other changes in actuarial assumptions such as the assumed rate of compensation increase, did not have a significant impact on the company's results of operations for 2003, nor are they expected to have a material effect in 2004.

Future effects of retirement-related benefits, including the changes noted above, on the operating results of the company depend on economic conditions, employee demographics, mortality rates and investment performance.

LIQUIDITY AND CAPITAL RESOURCES

Lexmark's primary source of liquidity has been cash generated by operations, which totaled $748 million, $816 million and $196 million in 2003, 2002 and 2001, respectively. Cash from operations generally has been sufficient to allow the company to fund its working capital needs and finance its capital expenditures during these periods along with the repurchase of approximately $5 million and $331 million of its Class A common stock during 2003 and 2002, respectively. The company did not repurchase shares of its Class A common stock during 2001. Management believes that cash provided by operations will continue to be sufficient to meet operating and capital needs. However, in the event that cash from operations is not sufficient, the company has other potential sources of cash through utilization of its revolving credit facility, accounts receivable financing program or other financing sources.

Cash flows from operating activities in 2003 were $748 million, compared to $816 million in 2002. These amounts were reduced during 2003 and 2002 by $108 million and $50 million, respectively, due to contributions to the U.S. pension plan. See Note 13 of the Notes to Consolidated Financial Statements for more information regarding the 2003 pension contribution. Also contributing to the change in cash flow from operating activities were unfavorable cash flow changes in accrued liabilities, trade receivables and inventories, offset somewhat by favorable cash flow changes in accounts payable and other assets and liabilities as well as increased earnings. In 2002, cash provided by operating activities increased from 2001 due to favorable cash flow changes in working capital accounts, particularly trade receivables, accrued liabilities and inventories.

Cash used for investing activities in 2003 was $544 million, compared to $114 million in 2002. The company began investing in marketable securities during the third quarter of 2003, which resulted in a net use of cash of $452 million in 2003. The company spent $94 million on capital expenditures during 2003, compared to $112 million during 2002.

Cash provided by financing activities during 2003 was $36 million, compared $302 million cash used for financing activities during 2002. This $338 million increase in cash from financing activities was primarily due to the purchase of $331 million of treasury stock in 2002, compared to $5 million in 2003.

The company experienced some significant changes in other balance sheet accounts in 2003. The decrease in prepaid expenses and other current assets was primarily due to a reduction in prepaid income taxes ($43 million) due to a reclassification of prepaid income taxes to net against accrued liabilities for income taxes as well as a reduction in derivative assets ($33 million). Other assets increased $29 million during 2003, primarily due to a $108 million funding of the U.S. pension plan, offset somewhat by a $69 million decrease in deferred tax assets.

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

Under the credit facility, the company may borrow in dollars, euros and certain other currencies. The interest rate ranges from 0.35% to 1.25% above the London Interbank Offered Rate ("LIBOR") for borrowings denominated in U.S. dollars, the Eurocurrency Interbank Offered Rate ("EURIBOR") for borrowings denominated in euros, or other relevant international interest rate for borrowings denominated in another currency. The interest rate spread is based upon the company's debt ratings. In addition, the company is required to pay a facility fee on the $500 million line of credit of 0.075% to 0.25% based upon the company's debt ratings. The interest and facility fees are payable quarterly.

The credit agreement contains customary default provisions, leverage and interest coverage restrictions and certain restrictions on secured and subsidiary debt, disposition of assets, liens and mergers and acquisitions. The 364-day portion of the $500 million credit facility had a maturity date of May 28, 2003. During May 2003, each lender approved the extension of the $200 million 364-day portion of the revolving credit facility with a new maturity date of May 26, 2004. The 3-year portion of the credit facility has a maturity date of May 29, 2005. Any amounts outstanding under the credit facility are due according to the applicable maturity dates noted above. As of December 31, 2003 and 2002, there were no amounts outstanding under the credit facility.

The company has outstanding $150 million principal amount of 6.75% senior notes due May 15, 2008, which was initially priced at 98.998%, to yield 6.89% to maturity. The senior notes contain typical restrictions on liens, sale leaseback transactions, mergers and sales of assets. There are no sinking fund requirements on the senior notes and they may be redeemed at any time at the option of the company, at a redemption price as described in the related indenture agreement, as supplemented and amended, in whole or in part. A balance of $149 million (net of unamortized discount of $1 million) was outstanding at December 31, 2003.

During October 2003, the company entered into interest rate swap contracts to convert its $150 million principal amount of 6.75% senior notes from a fixed interest rate to a variable interest rate. Interest rate swaps with a notional amount of $150 million were executed whereby the company will receive interest at a fixed rate of 6.75% and pay interest at a variable rate of approximately 2.76% above the six-month LIBOR. These interest rate swaps have a maturity date of May 15, 2008, which is equivalent to the maturity date of the senior notes.

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

In February 2001, the company filed a shelf registration statement with the Securities and Exchange Commission to register $200 million of debt securities. Due to the company's strong cash position, in early 2004 the company determined that it did not plan to utilize the shelf registration, and on January 28, 2004, withdrew its registration pursuant to the rules and regulations of the Securities and Exchange Commission.

The following table summarizes the company's contractual obligations at December 31, 2003:

                                                              LESS                     MORE
                                                             THAN 1    1-3     3-5    THAN 5
IN MILLIONS                                          TOTAL    YEAR    YEARS   YEARS    YEARS
---------------------------------------------------------------------------------------------
Long-term debt.....................................  $150     $ --     $--    $150      $--
Short-term borrowings..............................     1        1      --      --       --
Operating leases...................................   133       33      51      28       21
Purchase obligations...............................   501      492       7       2       --
---------------------------------------------------------------------------------------------
Total contractual obligations......................  $785     $526     $58    $180      $21
---------------------------------------------------------------------------------------------

Purchase obligations reported in the table above include agreements to purchase goods or services that are enforceable and legally binding on the company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

In October 2001, the company entered into an agreement to sell its U.S. trade receivables on a limited recourse basis that allowed for a maximum amount of financing availability of $225 million. In October 2003, the agreement was amended and the maximum amount of U.S. trade receivables to be sold was decreased to $200 million. As collections reduce previously sold receivables, the company may replenish these with new receivables. The company bears a limited risk of bad debt losses on U.S. trade receivables sold, since the company over-collateralizes the receivables sold with additional eligible receivables. The company addresses this risk of loss in its allowance for doubtful accounts. Receivables sold may not include amounts over 90 days past due or concentrations over certain limits with any one customer. This facility contains customary affirmative and negative covenants as well as specific provisions related to the quality of the accounts receivables sold. The facility also contains customary cash control triggering events which, if triggered, could adversely affect the company's liquidity and/or its ability to sell trade receivables. A downgrade in the company's credit rating could reduce the company's ability to sell trade receivables. The facility expires in October 2004, and required annual renewal of commitments in October 2002 and 2003. At December 31, 2003 and 2002, the facility had no U.S. trade receivables sold and outstanding.

At December 31, 2003 and 2002, the company did not have any relationship with unconsolidated entities or financial partnerships, which other companies have established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, the company is not materially exposed to any financing, liquidity, market or credit risk that could arise if the company had engaged in such relationships.

In July 2002, the company received authorization from the board of directors to repurchase an additional $200 million of its Class A common stock for a total repurchase authority of $1.4 billion. At December 31, 2003, there was approximately $183 million of share repurchase authority remaining. This repurchase authority allows the company, at management's discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During 2003, the company repurchased approximately 0.1 million shares in the open market at prices ranging from $71.51 per share to $74.30 per share for a cost of approximately $5 million. As of December 31, 2003, the company had repurchased approximately 34.8 million shares at prices ranging from $10.63 per share to $105.38 per share for an aggregate cost of approximately $1.2 billion.

CAPITAL EXPENDITURES

Capital expenditures totaled $94 million, $112 million and $214 million in 2003, 2002 and 2001, respectively. The capital expenditures were primarily attributable to infrastructure support and new product development during 2003, 2002 and 2001. During 2004, the company expects capital expenditures to be approximately $150 million, primarily attributable to new product development and infrastructure support. The capital expenditures are expected to be funded through cash from operations.

EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

Revenue derived from international sales, including exports from the United States, make up about half of the company's consolidated revenue, with Europe accounting for approximately two-thirds of international sales. Substantially all foreign subsidiaries maintain their accounting records in their local currencies. Consequently, period-to-period comparability of results of operations is affected by fluctuations in currency exchange rates. Certain of the company's Latin American entities use the U.S. dollar as their functional currency. Lexmark's operations in Argentina were adversely impacted by currency devaluation in late 2001 and the first six months of 2002. This resulted in translation losses of approximately $5 million in 2002 and approximately $2 million in 2001. Since June 2002, the company did not experience significant translation losses related to the Argentina operations.

Currency translation has significantly affected international revenue and cost of revenue, but it did not have a material impact on operating income during 2002 and 2001. The 2003 operating income was materially positively impacted by exchange rate fluctuations. The company acts to neutralize the effects of exchange rate fluctuations through the use of operational hedges, such as pricing actions and product sourcing decisions.

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

TAX MATTERS

The company's effective income tax rate was approximately 26.0%, 26.0% and 13.9% for 2003, 2002 and 2001, respectively. The 2001 effective income tax rate was significantly impacted by the company's resolution with the Internal Revenue Service ("IRS") on certain adjustments related to the allocation of intercompany profits. As a result of this resolution, the company reversed previously accrued taxes, reducing the tax provision in the fourth quarter of 2001 by $40 million. Excluding the impact of this adjustment, the company's effective income tax rate was 26.5% for 2001. Due to the anticipated expirations of favorable tax laws and geographical shifts in earnings, the company expects the 2004 effective income tax rate to be approximately 27.5%.

The IRS has completed its examination of the company's income tax returns for all years through 1996. As of December 31, 2003, the IRS was in the process of examining the company's income tax returns for the years 1997 through 2001. Additionally, the company and its subsidiaries are subject to tax examinations in various states and foreign jurisdictions. The company believes that adequate amounts of taxes and related interest have been provided for any adjustments that may result from these examinations.

As of December 31, 2003, the company had non-U.S. tax loss carryforwards of $3 million, which have an indefinite carryforward period.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No.
51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN 46-R, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (revised December 2003), which replaces FIN 46. FIN 46-R incorporates certain modifications to FIN 46 adopted by the FASB subsequent to the issuance of FIN 46, including modifications to the scope of FIN 46. Additionally, FIN 46-R also incorporates much of the guidance previously issued in the form of FASB Staff Positions. For all special purpose entities ("SPEs") created prior to February 1, 2003, public entities must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003. The company has evaluated the provisions of this interpretation and determined that the interpretation has no impact on its financial position, results of operations and cash flows.

In April 2003, the FASB issued SFAS 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. The company has evaluated the provisions of this statement and determined that this statement has no impact on the company's financial position, results of operations and cash flows.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers' Disclosures about Pension and Other Postretirement Benefits. This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS 87, SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS 106. This Statement retains the disclosure requirements contained in SFAS 132, which it replaces. It requires additional disclosures to those in the original SFAS 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The new rules also require additional disclosures in interim financial statements about the amount of net periodic benefit cost recognized and the amount of contributions paid or to be paid to a plan if significantly different from amounts previously reported. The disclosures are required to be provided separately for pension plans and for other postretirement benefit plans. The newly required annual disclosures are included in Note 13 of the Notes to Consolidated Financial Statements. The interim disclosures are required for quarters beginning after December 15, 2003.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, which superceded SAB 101, Revenue Recognition in Financial Statements. SAB 104 updated certain interpretive guidance included in SAB 101, including the SAB 101 guidance related to multiple element revenue arrangements, to reflect the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The basic revenue recognition principles of SAB 101 were largely unchanged by the issuance of SAB 104, and therefore, did not have a material impact on the company's financial position, results of operations and cash flows.

In January 2004, the FASB issued FASB Staff Position ("FSP") No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP 106-1 permits employers who sponsor postretirement benefit plans (plan sponsors) that provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Medicare, Prescription Drug, Improvement and

Modernization Act of 2003 (the "Act"). Without FSP 106-1, plan sponsors would be required under SFAS 106 to account for the effects of the Act in the fiscal period that includes December 8, 2003, the date the President signed the Act into law. For example, a calendar year plan sponsor would be required to account for the Act for the first time in its 2003 year-end financial statements if it uses a year-end measurement date, or in its financial statements for the first quarter of calendar 2004 if it uses a September 30 measurement date. If deferral is elected, the deferral must remain in effect until the earlier of (a) the issuance of guidance by the FASB on how to account for the federal subsidy to be provided to plan sponsors under the Act or (b) the remeasurement of plan assets and obligations subsequent to January 31, 2004. The company has elected to defer accounting for the effects of the Act.

INFLATION

The company is subject to the effects of changing prices and operates in an industry where product prices are very competitive and subject to downward price pressures. As a result, future increases in production costs or raw material prices could have an adverse effect on the company's business. In an effort to minimize the impact on earnings of any such increases, the company must continually manage its product costs and manufacturing processes.

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

- Revenue derived from international sales make up about half of the company's revenue. Accordingly, the company's future results could be adversely affected by a variety of factors, including changes in a specific country's or region's political or economic conditions, foreign currency exchange rate fluctuations, trade protection measures and unexpected changes in regulatory requirements. In addition, changes in tax laws and the ability to repatriate cash accumulated outside the United States in a tax efficient manner may adversely affect the company's financial results, investment flexibility and operations. Moreover, margins on international sales tend to be lower than those on domestic sales, and the company believes that international operations in new geographic markets will be less profitable than operations in the U.S. and European markets, in part, because of the higher investment levels for marketing, selling and distribution required to enter these markets.

- The company's effective tax rate could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates. In addition, the amount of income tax the company pays is subject to ongoing audits in various jurisdictions and a material assessment by a taxing authority could adversely affect the company's profitability.

- The company relies in large part on its international production facilities and international manufacturing partners for the manufacture of its products and key components of its products. Future operating results may be adversely affected by several factors, including, without limitation, if the company's international operations or manufacturing partners are unable to supply products reliably, if there are disruptions in international trade, disruptions at important geographic points of exit and entry, if there are difficulties in transitioning such manufacturing activities among the company, its international operations and/or its manufacturing partners, or if there arise production and supply constraints which result in additional costs to the company. The financial failure or loss of a key supplier could result in a material adverse impact on the company's financial results.

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

- Unfavorable global economic conditions may adversely impact the company's future operating results. Since the second quarter of 2001, the company has experienced weak markets for its products. Although the company has seen some indications of market improvement in the fourth quarter of 2003, continued softness in these markets and uncertainty about the timing and extent of the global economic downturn by both corporate and consumer purchasers of the company's products could result in lower demand for the company's products. Weakness in demand has resulted in intense price competition and may result in excessive inventory for the company and/or its reseller channel, which may adversely affect sales, pricing, risk of obsolescence and/or other elements of the company's operating results.

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

- The company's success depends in part on its ability to obtain patents, copyrights and trademarks, maintain trade secret protection and operate without infringing the proprietary rights of others. Current or future claims of intellectual property infringement could prevent the company from obtaining technology of others and could otherwise materially and adversely affect its operating results or business, as could expenses incurred by the company in obtaining intellectual property rights, enforcing its intellectual property rights against others or defending against claims that the company's products infringe the intellectual property rights of others. Furthermore, the imposition of copyright fees or similar fees by copyright owners or collecting societies in certain jurisdictions, primarily in Europe, could adversely affect the company's operating results or business.

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

- The entrance of additional competitors that are focused on printing solutions could further intensify competition in the inkjet and laser printer markets and could have a material adverse impact on the company's strategy and financial results.

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

Interest Rates

At December 31, 2003, the fair value of the company's senior notes was estimated at $167 million using quoted market prices and yields obtained through independent pricing sources for the same or similar types of borrowing arrangements, taking into consideration the underlying terms of the debt. The fair value of the senior notes exceeded the carrying value as recorded in the Consolidated Statements of Financial Position at December 31, 2003 by approximately $18 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $2 million at December 31, 2003.

The company has interest rate swaps that serve as a fair value hedge of the company's senior notes. The fair value of the interest rate swaps at December 31, 2003 was an asset of $0.4 million. Market risk for the interest rate swaps is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $2 million at December 31, 2003.

Foreign Currency Exchange Rates

The company employs a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the company's functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the company is exposed include the euro, the Canadian dollar, the Japanese yen, the British pound and other Asian and South American currencies. Exposures are hedged with foreign currency forward contracts, put options, and call options with maturity dates of less than eighteen months. The potential loss in fair value at December 31, 2003 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $89 million. This loss would be mitigated by corresponding gains on the underlying exposures.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(In Millions, Except Per Share Amounts)
--------------------------------------------------------------------------------

                                                                2003       2002       2001
                                                              --------   --------   --------
Revenue.....................................................  $4,754.7   $4,356.4   $4,104.3
Cost of revenue.............................................   3,209.6    2,985.8    2,865.3
--------------------------------------------------------------------------------------------
     GROSS PROFIT...........................................   1,545.1    1,370.6    1,239.0
--------------------------------------------------------------------------------------------

Research and development....................................     265.7      247.9      246.2
Selling, general and administrative.........................     685.5      617.8      593.4
Restructuring and related (reversal)/charges................        --       (5.9)      58.4
--------------------------------------------------------------------------------------------
     OPERATING EXPENSE......................................     951.2      859.8      898.0
--------------------------------------------------------------------------------------------
     OPERATING INCOME.......................................     593.9      510.8      341.0

Interest (income)/expense, net..............................      (0.4)       9.0       14.8
Other.......................................................       0.8        6.2        8.4
--------------------------------------------------------------------------------------------
     EARNINGS BEFORE INCOME TAXES...........................     593.5      495.6      317.8

Provision for income taxes..................................     154.3      128.9       44.2
--------------------------------------------------------------------------------------------
     NET EARNINGS...........................................  $  439.2   $  366.7   $  273.6

Net earnings per share:
     Basic..................................................  $   3.43   $   2.85   $   2.11
     Diluted................................................  $   3.34   $   2.79   $   2.05

Shares used in per share calculation:
     Basic..................................................     128.1      128.5      129.6
     Diluted................................................     131.4      131.6      133.8
--------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
AS OF DECEMBER 31, 2003 AND 2002
(In Millions, Except Par Value)
--------------------------------------------------------------------------------

                                                                2003       2002
                                                              --------   --------
ASSETS

Current assets:
  Cash and cash equivalents.................................  $  744.6   $  497.7
  Marketable securities.....................................     451.5         --
  Trade receivables, net of allowances of $48.1 in 2003 and
     $46.0 in 2002..........................................     615.4      600.3
  Inventories...............................................     437.0      410.3
  Prepaid expenses and other current assets.................     195.3      290.5
---------------------------------------------------------------------------------
     TOTAL CURRENT ASSETS...................................   2,443.8    1,798.8

Property, plant and equipment, net..........................     715.9      747.6
Other assets................................................     290.7      261.7
---------------------------------------------------------------------------------
     TOTAL ASSETS...........................................  $3,450.4   $2,808.1
---------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term debt...........................................  $    1.1   $   12.3
  Accounts payable..........................................     465.7      378.5
  Accrued liabilities.......................................     716.5      708.2
---------------------------------------------------------------------------------
     TOTAL CURRENT LIABILITIES..............................   1,183.3    1,099.0

Long-term debt..............................................     149.3      149.2
Other liabilities...........................................     474.8      478.3
---------------------------------------------------------------------------------
     TOTAL LIABILITIES......................................   1,807.4    1,726.5
---------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value, 1.6 shares authorized; no
     shares issued and outstanding..........................        --         --
  Common stock, $.01 par value:
       Class A, 900.0 shares authorized; 128.6 and 126.2
        outstanding in 2003 and 2002, respectively..........       1.6        1.6
       Class B, 10.0 shares authorized; no shares issued and
        outstanding.........................................        --         --
  Capital in excess of par..................................     956.4      863.5
  Retained earnings.........................................   2,095.0    1,655.8
  Treasury stock, at cost; 34.5 and 34.5 shares in 2003 and
     2002, respectively.....................................  (1,213.5)  (1,209.6)
  Accumulated other comprehensive loss......................    (196.5)    (229.7)
---------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' EQUITY.............................   1,643.0    1,081.6
---------------------------------------------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............  $3,450.4   $2,808.1
---------------------------------------------------------------------------------

See notes to consolidated financial statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(In Millions)
--------------------------------------------------------------------------------

                                                                2003       2002      2001
                                                              ---------   -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings................................................  $   439.2   $ 366.7   $ 273.6
Adjustments to reconcile net earnings to net cash provided
  by operating activities:
     Depreciation and amortization..........................      148.9     138.2     125.6
     Deferred taxes.........................................       63.5      12.3     (56.4)
     Restructuring and related (reversal)/charges...........         --      (5.9)     87.7
     Other..................................................       23.7      40.8      28.8
-------------------------------------------------------------------------------------------
                                                                  675.3     552.1     459.3

     Change in assets and liabilities:
       Trade receivables....................................      (15.1)    187.5     (23.8)
       Trade receivables program............................         --     (85.0)    (85.0)
       Inventories..........................................      (26.7)     44.8     (42.8)
       Accounts payable.....................................       87.2      (6.2)    (41.4)
       Accrued liabilities..................................        8.3     172.8     (17.5)
       Tax benefits from employee stock plans...............       37.2      31.3      54.7
       Other assets and liabilities.........................      (18.6)    (81.7)   (107.8)
-------------------------------------------------------------------------------------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES.........      747.6     815.6     195.7
-------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of property, plant and equipment.............      (93.8)   (111.7)   (214.4)
     Purchases of marketable securities.....................   (1,113.8)       --        --
     Proceeds from marketable securities....................      662.3        --        --
     Other..................................................        1.4      (2.1)     (0.2)
-------------------------------------------------------------------------------------------
       NET CASH USED FOR INVESTING ACTIVITIES...............     (543.9)   (113.8)   (214.6)
-------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Increase (decrease) in short-term debt.................      (12.3)      5.7      11.0
     Issuance of treasury stock.............................        1.3       0.9       1.3
     Purchase of treasury stock.............................       (5.2)   (330.7)       --
     Proceeds from employee stock plans.....................       52.2      22.3      30.1
-------------------------------------------------------------------------------------------
       NET CASH PROVIDED BY (USED FOR) FINANCING
          ACTIVITIES........................................       36.0    (301.8)     42.4
-------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................        7.2       7.0      (1.3)
-------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents...................      246.9     407.0      22.2
Cash and cash equivalents -- beginning of period............      497.7      90.7      68.5
-------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS -- END OF PERIOD..................  $   744.6   $ 497.7   $  90.7
-------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE EARNINGS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(In Millions)
--------------------------------------------------------------------------------

                                                                  CLASS A           CLASS B        CAPITAL IN
                                                               COMMON STOCK      COMMON STOCK     EXCESS OF PAR
                                                              ---------------   ---------------   -------------
                                                              SHARES   AMOUNT   SHARES   AMOUNT
                                                              ------   ------   ------   ------
BALANCE AT DECEMBER 31, 2000................................  127.1     $1.6     --       $--        $715.7
Comprehensive earnings......................................
  Net earnings..............................................
  Other comprehensive earnings (loss):
    Minimum pension liability adjustment (net of related tax
      benefit of $35.9).....................................
    Cash flow hedges, net of reclassifications (net of
      related tax benefit of $0.6)..........................
    Translation adjustment..................................
  Other comprehensive earnings (loss).......................
---------------------------------------------------------------------------------------------------------------
Comprehensive earnings......................................
Long-term incentive plan compensation.......................                                            1.0
Deferred stock plan compensation............................                                            4.7
Shares issued upon exercise of options......................    3.0                                    21.9
Shares issued under employee stock purchase plan............    0.2                                     8.2
Tax benefit related to stock plans..........................                                           54.7
Treasury shares purchased...................................
Treasury shares issued......................................    0.1
---------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2001................................  130.4      1.6     --        --         806.2
Comprehensive earnings......................................
  Net earnings..............................................
  Other comprehensive earnings (loss):
    Minimum pension liability adjustment (net of related tax
      benefit of $61.4).....................................
    Cash flow hedges, net of reclassifications (net of
      related tax liability of $1.0)........................
    Translation adjustment..................................
  Other comprehensive earnings (loss).......................
---------------------------------------------------------------------------------------------------------------
Comprehensive earnings......................................
Deferred stock plan compensation............................    0.1                                     3.7
Shares issued upon exercise of options......................    1.6                                    17.8
Shares issued under employee stock purchase plan............    0.1                                     4.5
Tax benefit related to stock plans..........................                                           31.3
Treasury shares purchased...................................   (6.1)
Treasury shares issued......................................    0.1
---------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2002................................  126.2      1.6     --        --         863.5
Comprehensive earnings......................................
  Net earnings..............................................
  Other comprehensive earnings (loss):
    Minimum pension liability adjustment (net of related tax
      liability of $12.9)...................................
    Cash flow hedges, net of reclassifications (net of
      related tax benefit of $4.6)..........................
    Translation adjustment..................................
  Other comprehensive earnings (loss).......................
---------------------------------------------------------------------------------------------------------------
Comprehensive earnings......................................
Deferred stock plan compensation............................    0.2                                     3.5
Shares issued upon exercise of options......................    2.0                                    44.3
Shares issued under employee stock purchase plan............    0.2                                     7.9
Tax benefit related to stock plans..........................                                           37.2
Treasury shares purchased...................................   (0.1)
Treasury shares issued......................................    0.1
---------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2003................................  128.6     $1.6     --       $--        $956.4
---------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

--------------------------------------------------------------------------------

                          ACCUMULATED OTHER COMPREHENSIVE EARNINGS (LOSS)
                       -----------------------------------------------------       TOTAL
RETAINED   TREASURY         MINIMUM        TRANSLATION   CASH FLOW             STOCKHOLDERS'
EARNINGS     STOCK     PENSION LIABILITY   ADJUSTMENT     HEDGES      TOTAL       EQUITY
--------   ---------   -----------------   -----------   ---------   -------   -------------
$1,015.7   $  (881.1)       $  (3.6)         $(57.5)      $(13.8)    $ (74.9)    $  777.0

   273.6                                                                            273.6


                              (58.4)                                   (58.4)

                                                            (1.1)       (1.1)
                                               (6.8)                    (6.8)
                                                                     -------
                                                                       (66.3)       (66.3)
--------------------------------------------------------------------------------------------
                                                                                    207.3
                                                                                      1.0
                                                                                      4.7
                                                                                     21.9
                                                                                      8.2
                                                                                     54.7
                                                                                       --
   (0.2)         1.3                                                                  1.1
--------------------------------------------------------------------------------------------
1,289.1       (879.8)         (62.0)          (64.3)       (14.9)     (141.2)     1,075.9

  366.7                                                                             366.7


                             (103.0)                                  (103.0)

                                                            (6.0)       (6.0)
                                               20.5                     20.5
                                                                     -------
                                                                       (88.5)       (88.5)
--------------------------------------------------------------------------------------------
                                                                                    278.2
                                                                                      3.7
                                                                                     17.8
                                                                                      4.5
                                                                                     31.3
              (330.7)                                                              (330.7)
                 0.9                                                                  0.9
--------------------------------------------------------------------------------------------
1,655.8     (1,209.6)        (165.0)          (43.8)       (20.9)     (229.7)     1,081.6

  439.2                                                                             439.2

                               20.2                                     20.2

                                                           (15.6)      (15.6)
                                               28.6                     28.6
                                                                     -------
                                                                        33.2         33.2
--------------------------------------------------------------------------------------------
                                                                                    472.4
                                                                                      3.5
                                                                                     44.3
                                                                                      7.9
                                                                                     37.2
                (5.2)                                                                (5.2)
                 1.3                                                                  1.3
--------------------------------------------------------------------------------------------
$2,095.0   $(1,213.5)       $(144.8)         $(15.2)      $(36.5)    $(196.5)    $1,643.0
--------------------------------------------------------------------------------------------

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In Millions, Except per Share Amounts)

1. ORGANIZATION AND BUSINESS

Lexmark International, Inc. ("Lexmark" or the "company") is a leading developer, manufacturer and supplier of printing solutions -- including laser and inkjet printers, multifunction products, associated supplies and services -- for offices and homes. The company also sells dot matrix printers for printing single and multi-part forms by business users and develops, manufactures and markets a broad line of other office imaging products. The principal customers for the company's products are dealers, retailers and distributors worldwide. The company's products are sold in over 150 countries in North and South America, Europe, the Middle East, Africa, Asia, the Pacific Rim and the Caribbean.

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

Use of Estimates:

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the company evaluates its estimates, including those related to customer programs and incentives, product returns, doubtful accounts, inventories, intangible assets, income taxes, warranty obligations, copyright fees, product royalty obligations, restructurings, pension and other postretirement benefits, and contingencies and litigation. The company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Cash Equivalents:

All highly liquid investments with an original maturity of three months or less at the company's date of purchase are considered to be cash equivalents.

Marketable Securities:

The company evaluates its marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, and classifies these investments as held-to-maturity, trading or available-for-sale. Based on the company's expected holding period, the company has classified all of its marketable securities as available-for-sale and reported these investments in the Consolidated Statements of Financial Position as current assets. The company reports its available-for-sale marketable securities at fair value with unrealized gains or losses recorded on the accumulated other comprehensive earnings (loss) line in the Consolidated Statements of Financial Position. Realized gains or losses are included in net earnings and are derived using the specific identification method for determining the cost of the securities.

Fair Value of Financial Instruments:

The financial instruments of the company consist mainly of cash and cash equivalents, marketable securities, trade receivables, short-term debt, long-term debt and derivatives. The fair value of cash and cash equivalents, trade receivables and short-term debt approximates their carrying values due to the relatively short-term nature of the instruments. The fair value of marketable securities approximates the company's amortized cost, due to the frequent resetting of interest rates resulting in repricing of the investments. The fair value of long-term debt is based on current rates available to the company for debt with similar characteristics. The fair value of derivative financial instruments is based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current assumptions.

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

Internal Use Software Costs:

The company capitalizes direct costs incurred during the application development and implementation stages for developing, purchasing, or otherwise acquiring software for internal use. These software costs are included in property, plant and equipment in the Consolidated Statements of Financial Position and are depreciated over the estimated useful life of the software, generally three years. All costs incurred during the preliminary project stage are expensed as incurred.

Goodwill and Other Intangible Assets:

The company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, the assets must be reviewed at least annually for impairment. The company annually reviews its goodwill for impairment and currently does not have any indefinite-lived intangible assets. The company's goodwill and intangible assets are immaterial, and therefore are not separately presented in the Consolidated Statements of Financial Position.

Long-Lived Assets:

The company performs reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. If future expected undiscounted cash flows are insufficient to recover the carrying value of the assets, then an impairment loss is recognized based upon the excess of the carrying value of the asset over the anticipated cash flows on a discounted basis. The company also reviews any legal and contractual obligations associated with the retirement of its long-lived assets and records assets and liabilities, as necessary, related to the cost of such obligations.

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

Revenue Recognition:

Accounting Changes

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, which superceded SAB 101, Revenue Recognition in Financial Statements. SAB 104 updated certain interpretive guidance included in SAB 101, including the SAB 101 guidance related to multiple element revenue arrangements, to reflect the issuance by the Emerging Issues Task Force ("EITF") of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The basic revenue recognition principles of SAB 101 were largely unchanged by the issuance of SAB 104, and therefore, did not have a material impact on the company's financial position, results of operations or cash flows.

In November 2002, the EITF issued EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, which addresses revenue recognition accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. The provisions of this pronouncement were effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The company accounts for arrangements with multiple revenue-generating activities in accordance with EITF 00-21, as described in the following subsection on multiple element revenue arrangements.

In 2001, the EITF reached a consensus that consideration from a vendor to a purchaser of the vendor's products should be characterized as a reduction in revenue as stated in EITF 00-25, Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products, and clarified in EITF 01-9. This EITF consensus was effective for annual or interim financial statements beginning after December 5, 2001, with reclassification required for comparative prior periods. The company adopted this EITF as required in 2002 and the adoption of this statement had no impact on the company's net earnings, financial position or cash flows, but did result in a reclassification of certain prior year reported amounts to conform to the current year's presentation. Both revenue and selling, general and administrative expense for the twelve months ended December 31, 2001 were reduced by approximately $38.5 million, as a result of this reclassification.

General

The company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. The following are the policies applicable to Lexmark's major categories of revenue transactions:

Products

Revenue from product sales, including sales to distributors and resellers, is recognized when title and risk of loss transfer to the customer, generally when the product is shipped to the customer. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. At the time revenue is recognized, the company provides for the estimated cost of post-sales support, principally product warranty, and reduces revenue for estimated product returns. Additionally, the company records estimated reductions to revenue at the time of sale for customer programs and incentive offerings including special pricing agreements, promotions and other volume-based incentives. Estimated reductions in revenue are based upon historical trends and other known factors at the time of sale. In addition, the company provides price protection to substantially all of its reseller customers. The company records reductions to revenue for the estimated impact of price protection when price reductions to resellers are anticipated.

Services

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

Multiple Element Revenue Arrangements

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

Advertising Costs:

The company expenses advertising costs when incurred. Advertising expense was approximately $80.7 million, $76.2 million and $78.1 million in 2003, 2002 and 2001, respectively.

Pension and Postretirement Benefits:

The company accounts for its defined benefit pension plans and its non-pension postretirement benefit plans using actuarial models required by SFAS No. 87, Employers' Accounting for Pensions, and SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, respectively. Liabilities are computed using the projected unit credit method. The objective under this method is to expense each participant's benefits under the plan as they accrue, taking into consideration future salary increases and the plan's benefit allocation formula. Thus, the total pension to which each participant is expected to become entitled is broken down into units, each associated with a year of past or future credited service.

The discount rate assumption for the pension and postretirement benefit plans reflects the rates available on high-quality fixed-income investments at December 31 each year. The company's assumed long-term rate of return on plan assets is based on long-term historical actual return information, the mix of investments that comprise plan assets and future estimates of long-term investment returns by reference to external sources. Differences between actual and expected asset returns are recognized in the market-related value of plan assets over five years. The rate of compensation increase is determined by the company based upon its long-term plans for such increases. The company's funding policy for its pension plans is to fund minimum amounts according to the regulatory requirements under which the plans operate. From time to time, the company may choose to fund amounts in excess of the minimum for various reasons.

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

                                                               YEAR ENDED DECEMBER 31
                                                              ------------------------
                                                               2003     2002     2001
--------------------------------------------------------------------------------------
Net earnings, as reported...................................  $439.2   $366.7   $273.6
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of related tax effects................................   (39.8)   (32.8)   (27.8)
--------------------------------------------------------------------------------------
Pro forma net income........................................  $399.4   $333.9   $245.8
--------------------------------------------------------------------------------------
Net earnings per share:
  Basic -- as reported......................................  $ 3.43   $ 2.85   $ 2.11
  Basic -- pro forma........................................  $ 3.12   $ 2.60   $ 1.90

  Diluted -- as reported....................................  $ 3.34   $ 2.79   $ 2.05
  Diluted -- pro forma......................................  $ 3.04   $ 2.54   $ 1.84
--------------------------------------------------------------------------------------

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

Derivatives:

The company accounts for derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amended certain portions of SFAS 133. These statements require that all derivatives, including foreign currency exchange contracts, be recognized in the statement of financial position at their fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of underlying assets or liabilities through earnings or recognized in other comprehensive earnings until the underlying hedged item is recognized in earnings. Any ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

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

Segment Data:

The company manufactures and sells a variety of printing products and related supplies and services. The company is primarily managed along business and consumer market segments. Refer to Note 17 of the Notes to Consolidated Financial Statements for additional information regarding the company's reportable segments.

Recent Accounting Pronouncements:

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN 46-R, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (revised December 2003), which replaces FIN 46. FIN 46-R incorporates certain modifications to FIN 46 adopted by the FASB subsequent to the issuance of FIN 46, including modifications to the scope of FIN 46. Additionally, FIN 46-R also incorporates much of the guidance previously issued in the form of FASB Staff Positions. For all special purpose entities ("SPEs") created prior to February 1, 2003, public entities must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003. The company has evaluated the provisions of this interpretation and determined that the interpretation has no impact on its financial position, results of operations and cash flows.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. The company has evaluated the provisions of this statement and determined that this statement has no impact on the company's financial position, results of operations and cash flows.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers' Disclosures about Pension and Other Postretirement Benefits. This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS 87, SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS 106. This Statement retains the disclosure requirements contained in SFAS 132, which it replaces. It requires additional disclosures to those in the original SFAS 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The new rules also require additional disclosures in interim financial statements about the amount of net periodic benefit cost recognized and the amount of contributions paid or to be paid to a plan if significantly different from amounts previously reported. The disclosures are required to be provided separately for pension plans and for other postretirement benefit plans. The newly required annual disclosures are included in Note 13 of the Notes to Consolidated Financial Statements. The interim disclosures are required for quarters beginning after December 15, 2003.

In December 2003, the Securities and Exchange Commission issued SAB 104, Revenue Recognition, which superceded SAB 101, Revenue Recognition in Financial Statements. SAB 104 updated certain interpretive guidance included in SAB 101, including the SAB 101 guidance related to multiple element revenue arrangements, to reflect the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The basic revenue recognition principles of SAB 101 were largely unchanged by the issuance of SAB 104, and therefore, did not have a material impact on the company's financial position, results of operations and cash flows.

In January 2004, the FASB issued FASB Staff Position ("FSP") No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP 106-1 permits employers who sponsor postretirement benefit plans (plan sponsors) that provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Medicare, Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). Without FSP 106-1, plan sponsors would be required under SFAS 106 to account for the effects of the Act in the fiscal period that includes December 8, 2003, the date the President signed the Act into law. For example, a calendar year plan sponsor would be required to account for the Act for the first time in its 2003 year-end financial statements if it uses a year-end measurement date, or in its financial statements for the first quarter of calendar 2004 if it uses a September 30 measurement date. If deferral is elected, the deferral must remain in effect until the earlier of (a) the issuance of guidance by the FASB on how to account for the federal subsidy to be provided to plan sponsors under the Act or (b) the remeasurement of plan assets and obligations subsequent to January 31, 2004. The company has elected to defer accounting for the effects of the Act.

Reclassifications:

Certain prior year amounts have been reclassified, if applicable, to conform to the 2003 presentation.

3. MARKETABLE SECURITIES

During September 2003, the company began investing in marketable securities. The company evaluated its marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and determined that all of its investments in marketable securities to date should be classified as available-for-sale and reported at fair value, with unrealized gains and losses recorded in other comprehensive earnings (loss). The fair value of the company's available-for-sale marketable securities approximates the company's amortized cost. As of December 31, 2003, there were no realized or unrealized gains or losses related to marketable securities. The company expects to use the specific identification method when accounting for the costs of its available-for-sale marketable securities as sold.

At December 31, 2003, the company's available-for-sale marketable securities consisted of the following:

                                                             GROSS        GROSS
                                               AMORTIZED   UNREALIZED   UNREALIZED   ESTIMATED
                                                 COST        GAINS        LOSSES     FAIR VALUE
-----------------------------------------------------------------------------------------------
Municipal debt securities....................   $ 81.4       $   --       $   --       $ 81.4
Preferred securities.........................    370.1           --           --        370.1
-----------------------------------------------------------------------------------------------
Total marketable securities..................   $451.5       $   --       $   --       $451.5
-----------------------------------------------------------------------------------------------

Although contractual maturities of the company's debt securities are generally greater than one year, the investments are classified as current assets in the Consolidated Statements of Financial Position due to the company's expected holding period of less than one year. The contractual maturities of the company's available-for-sale marketable debt securities noted above were as follows:

                                                              AMORTIZED   ESTIMATED
                                                                COST      FAIR VALUE
------------------------------------------------------------------------------------
Due in less than one year...................................    $  --       $  --
Due in 1 - 5 years..........................................       --          --
Due after 5 years...........................................     81.4        81.4
------------------------------------------------------------------------------------
Total available-for-sale marketable debt securities.........    $81.4       $81.4
------------------------------------------------------------------------------------

4. RECEIVABLES

The company's trade receivables are reported in the Consolidated Statements of Financial Position net of allowances for doubtful accounts and product returns.

In the U.S., the company sells its receivables to its wholly-owned subsidiary, Lexmark Receivables Corporation ("LRC"), which then sells the receivables to an unrelated third party. The financial results of LRC are included in the company's consolidated financial results. LRC is a separate legal entity with its own separate creditors who, in a liquidation of LRC, would be entitled to be satisfied out of LRC's assets prior to any value in LRC becoming available for equity claims of the company. The company accounts for the transfers of receivables as sales transactions.

In October 2001, the company entered into an agreement to sell its U.S. trade receivables on a limited recourse basis that allowed for a maximum amount of financing availability of $225.0 million. In October 2003, the agreement was amended and the maximum amount of U.S.

trade receivables to be sold was decreased to $200.0 million. As collections reduce previously sold receivables, the company may replenish these with new receivables. The company bears a limited risk of bad debt losses on U.S. trade receivables sold, since the company over-collateralizes the receivables sold with additional eligible receivables. The company addresses this risk of loss in its allowance for doubtful accounts. Receivables sold may not include amounts over 90 days past due or concentrations over certain limits with any one customer. This facility contains customary affirmative and negative covenants as well as specific provisions related to the quality of the accounts receivables sold. The facility expires in October 2004, and required annual renewal of commitments in October 2002 and 2003. At December 31, 2003 and 2002, the facility had no U.S. trade receivables sold and outstanding.

Expenses incurred under this program totaling $0.3 million, $1.3 million, and $7.1 million for 2003, 2002 and 2001, respectively, are included on the other expense line in the Consolidated Statements of Earnings.

5. INVENTORIES

Inventories consisted of the following at December 31:

                                                               2003     2002
-----------------------------------------------------------------------------
Work in process.............................................  $139.4   $121.0
Finished goods..............................................   297.6    289.3
-----------------------------------------------------------------------------
                                                              $437.0   $410.3
-----------------------------------------------------------------------------

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31:

                                                         USEFUL LIVES
                                                           (YEARS)        2003       2002
-------------------------------------------------------------------------------------------
Land and improvements..................................     20          $   22.5   $   22.2
Buildings and improvements.............................   10-35            380.9      358.7
Machinery and equipment................................    5-10            812.5      793.2
Information systems, furniture and other...............    3-7             168.0      187.4
Internal use software..................................     3               73.3       39.6
-------------------------------------------------------------------------------------------
                                                                         1,457.2    1,401.1
Less accumulated depreciation..........................                    741.3      653.5
-------------------------------------------------------------------------------------------
                                                                        $  715.9   $  747.6
-------------------------------------------------------------------------------------------

Depreciation expense was $148.1 million, $137.5 million and $125.3 million for 2003, 2002 and 2001, respectively.

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

7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31:

                                                               2003     2002
-----------------------------------------------------------------------------
Compensation................................................  $142.3   $119.4
Warranty....................................................    81.0     62.9
Marketing programs..........................................    66.9     60.5
Deferred revenue............................................    59.9     53.9
Derivative liabilities......................................    50.0     57.4
Income taxes payable........................................    39.3     97.0
Value added taxes...........................................    34.9     32.1
Fixed assets................................................    23.2     30.7
Restructuring reserve.......................................      --      4.7
Other.......................................................   219.0    189.6
-----------------------------------------------------------------------------
                                                              $716.5   $708.2
-----------------------------------------------------------------------------

In accordance with the disclosure requirements of FIN 45, changes in the company's aggregate warranty liability, which includes both warranty and extended warranty (deferred revenue), are presented below.

                                                               2003     2002
-----------------------------------------------------------------------------
Balance at January 1........................................  $147.0   $122.0
Accruals for warranties issued..............................   235.7    216.8
Accruals related to pre-existing warranties (including
  amortization of deferred revenue for extended warranties
  and changes in estimates).................................   (41.6)   (36.2)
Settlements made (in cash or in kind).......................  (168.4)  (155.6)
-----------------------------------------------------------------------------
Balance at December 31......................................  $172.7   $147.0
-----------------------------------------------------------------------------

Both warranty and the short-term portion of extended warranty are included on the accrued liabilities line in the Consolidated Statements of Financial Position. The long-term portion of extended warranty is included on the other liabilities line in the Consolidated Statements of Financial Position.

8. DEBT

The company has outstanding $150.0 million principal amount of 6.75% senior notes due May 15, 2008, which was initially priced at 98.998%, to yield 6.89% to maturity. A balance of $149.3 million (net of unamortized discount of $0.7 million) was outstanding at December 31, 2003. At December 31, 2002, the balance was $149.2 million (net of unamortized discount of $0.8 million). The senior notes contain typical restrictions on liens, sale leaseback transactions, mergers and sales of assets. There are no sinking fund requirements on the senior notes and they may be redeemed at any time at the option of the company, at a redemption price as described in the related indenture agreement, as supplemented and amended, in whole or in part.

During October 2003, the company entered into interest rate swap contracts to convert its $150.0 million principal amount of 6.75% senior notes from a fixed interest rate to a variable interest rate. Interest rate swaps with a notional amount of $150.0 million were executed whereby the company will receive interest at a fixed rate of 6.75% and pay interest at a variable rate of approximately 2.76% above the six-month London Interbank Offered Rate ("LIBOR"). These interest rate swaps have a maturity date of May 15, 2008, which is equivalent to the maturity date of the senior notes.

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

Under the credit facility, the company may borrow in dollars, euros and certain other currencies. The interest rate ranges from 0.35% to 1.25% above the LIBOR for borrowings denominated in U.S. dollars, the Eurocurrency Interbank Offered Rate ("EURIBOR") for borrowings denominated in euros, or other relevant international interest rate for borrowings denominated in another currency. The interest rate spread is based upon the company's debt ratings. In addition, the company is required to pay a facility fee on the $500 million line of credit of 0.075% to 0.25% based upon the company's debt ratings. The interest and facility fees are payable quarterly.

The credit agreement contains customary default provisions, leverage and interest coverage restrictions and certain restrictions on secured and subsidiary debt, disposition of assets, liens and mergers and acquisitions. The 364-day portion of the $500 million credit facility had a maturity date of May 28, 2003. During May 2003, each lender approved the extension of the $200 million 364-day portion of the revolving credit facility with a new maturity date of May 26, 2004. The 3-year portion of the credit facility has a maturity date of May 29, 2005. Any amounts outstanding under the credit facility are due according to the applicable maturity dates noted above. As of December 31, 2003 and 2002, there were no amounts outstanding under the credit facility.

The company's Brazilian operation has a short-term, uncommitted line of credit with an outstanding balance of $1.1 million and $9.3 million at December 31, 2003 and 2002, respectively. The interest rate on this line of credit varies based upon the local prevailing interest rates at the time of borrowing, and averaged approximately 25% and 19%, during 2003 and 2002, respectively.

During 2002, the company's operation in the People's Republic of China entered into a short-term, uncommitted revolving loan facility. As of December 31, 2003, there were no amounts outstanding under this facility and as of December 31, 2002, a balance of $3.0 million was outstanding under this facility. The interest rate on this facility varies based upon the local prevailing interest rates at the time of borrowing. While no amounts were outstanding under this facility at December 31, 2003, it was utilized during 2003 and the interest rate averaged approximately 5% during 2003 and 2002.

In February 2001, the company filed a shelf registration statement with the Securities and Exchange Commission to register $200 million of debt securities. Due to the company's strong cash position, in early 2004 the company determined that it did not plan to utilize the shelf registration, and on January 28, 2004, withdrew its registration pursuant to the rules and regulations of the Securities and Exchange Commission.

Total cash paid for interest amounted to $11.1 million, $12.6 million and $14.3 million in 2003, 2002 and 2001, respectively.

The components of interest (income)/expense, net in the Consolidated Statements of Earnings were as follows:

                                                               2003    2002    2001
------------------------------------------------------------------------------------
Interest income.............................................  $(12.9)  $(3.6)  $(1.7)
Interest expense............................................    12.5    12.6    16.5
------------------------------------------------------------------------------------
Total.......................................................  $ (0.4)  $ 9.0   $14.8
------------------------------------------------------------------------------------

9. INCOME TAXES

The provision for income taxes consisted of the following:

                                                               2003     2002     2001
--------------------------------------------------------------------------------------
Current:
  Federal...................................................  $ 28.3   $ 63.7   $ 48.4
  Non-U.S. .................................................    56.8     44.9     46.5
  State and local...........................................     5.7      8.0      5.7
--------------------------------------------------------------------------------------
                                                                90.8    116.6    100.6
--------------------------------------------------------------------------------------
Deferred:
  Federal...................................................    62.5     21.6    (60.3)
  Non-U.S. .................................................    (3.4)   (10.2)     6.2
  State and local...........................................     4.4      0.9     (2.3)
--------------------------------------------------------------------------------------
                                                                63.5     12.3    (56.4)
--------------------------------------------------------------------------------------
Provision for income taxes..................................  $154.3   $128.9   $ 44.2
--------------------------------------------------------------------------------------

Earnings before income taxes were as follows:

                                                               2003     2002     2001
--------------------------------------------------------------------------------------
U.S. .......................................................  $308.6   $275.3   $168.6
Non-U.S. ...................................................   284.9    220.3    149.2
--------------------------------------------------------------------------------------
Earnings before income taxes................................  $593.5   $495.6   $317.8
--------------------------------------------------------------------------------------

The company realized an income tax benefit from the exercise of certain stock options in 2003, 2002 and 2001 of $37.2 million, $31.3 million and $54.7 million, respectively. This benefit resulted in a decrease in current income taxes payable and an increase in capital in excess of par.

In 2001, the company reached resolution with the Internal Revenue Service ("IRS") on certain adjustments related to the intercompany allocation of profits. As a result of this resolution, the company reversed previously accrued taxes, reducing the tax provision in the fourth quarter of 2001 by $40.0 million or $0.30 per share.

Significant components of deferred income tax assets and (liabilities) at December 31 were as follows:

                                                               2003     2002
-----------------------------------------------------------------------------
Deferred tax assets:
  Tax loss carryforwards....................................  $  3.0   $  4.7
  Credit carryforward.......................................      --     12.5
  Inventories...............................................    22.5     20.0
  Restructuring accrual.....................................      --      1.4
  Pension...................................................    93.2     98.7
  Warranty..................................................    11.7     26.0
  Bad debt provision........................................     2.5      3.9
  Postretirement benefits...................................    20.2     19.9
  Other.....................................................    19.9     20.5
Deferred tax liabilities:
  Pension...................................................   (66.3)   (21.0)
  Property, plant and equipment.............................   (52.6)   (56.0)
-----------------------------------------------------------------------------
Net deferred tax assets.....................................  $ 54.1   $130.6
-----------------------------------------------------------------------------

The company has non-U.S. tax loss carryforwards of $3.0 million, which have an indefinite carryforward period.

Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries. Undistributed earnings of non-U.S. subsidiaries included in the consolidated retained earnings were approximately $843.2 million. The company does not plan to initiate any action that would precipitate the payment of income taxes. It is not practicable to estimate the amount of additional tax that may be payable on the foreign earnings.

The IRS has completed its examination of the company's income tax returns for all years through 1996. As of December 31, 2003, the IRS was in the process of examining the company's income tax returns for the years 1997 through 2001. Additionally, the company and its subsidiaries are subject to tax examinations in various states and foreign jurisdictions. The company believes that adequate amounts of taxes and related interest have been provided for any adjustments that may result from these examinations.

A reconciliation of the provision for income taxes using the U.S. statutory rate and the company's effective tax rate was as follows:

                                             2003             2002             2001
                                         -------------   --------------   --------------
                                         AMOUNT    %     AMOUNT     %     AMOUNT     %
----------------------------------------------------------------------------------------
Provision for income taxes at statutory
  rate.................................  $207.7   35.0%  $173.4     35.0% $111.3    35.0%
State and local income taxes, net of
  federal tax benefit..................    10.1    1.7      8.0      1.6     5.7     1.8
Foreign tax differential...............   (55.0)  (9.3)   (49.8)   (10.0)  (29.9)   (9.4)
Research and development credit........    (9.5)  (1.6)   (10.5)    (2.1)  (11.0)   (3.5)
Extraterritorial income exclusion......    (1.0)  (0.2)    (3.8)    (0.8)   (4.1)   (1.3)
Reversal of previously accrued taxes...      --     --       --       --   (40.0)  (12.6)
Other..................................     2.0    0.4     11.6      2.3    12.2     3.9
----------------------------------------------------------------------------------------
Provision for income taxes.............  $154.3   26.0%  $128.9     26.0%  $44.2    13.9%
----------------------------------------------------------------------------------------

Cash paid for income taxes was $90.4 million, $94.5 million and $32.1 million in 2003, 2002 and 2001, respectively.

10. STOCKHOLDERS' EQUITY

The Class A common stock is voting and exchangeable for Class B common stock in very limited circumstances. The Class B common stock is non-voting and is convertible, subject to certain limitations, into Class A common stock.

At December 31, 2003, approximately 712.7 million and 1.8 million shares of Class A and Class B common stock were unissued and unreserved. These shares are available for a variety of general corporate purposes, including future public offerings to raise additional capital and for facilitating acquisitions.

In July 2002, the company received authorization from the board of directors to repurchase an additional $200 million of its Class A common stock for a total repurchase authority of $1.4 billion. At December 31, 2003, there was approximately $183 million of share repurchase authority remaining. This repurchase authority allows the company, at management's discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During 2003, the company repurchased approximately 0.1 million shares in the open market at prices ranging from $71.51 per share to $74.30 per share for a cost of approximately $5 million. As of December 31, 2003, the company had repurchased approximately 34.8 million shares at prices ranging from $10.63 per share to $105.38 per share for an aggregate cost of approximately $1.2 billion. As of December 31, 2003, the company had reissued 0.3 million shares of previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances, the net treasury shares outstanding at December 31, 2003 were 34.5 million.

In 1998, the company's board of directors adopted a stockholder rights plan (the "Rights Plan") which provides existing stockholders with the right to purchase one one-thousandth (0.001) of a share of Series A Junior Participating preferred stock for each share of Class A and Class B common stock held in the event of certain changes in the company's ownership. The rights will expire on January 31, 2009, unless earlier redeemed by the company.

11. EARNINGS PER SHARE

The following table presents a reconciliation of the numerators and denominators of the basic and diluted net earnings per share calculations for the years ended December 31:

                                                               2003     2002     2001
--------------------------------------------------------------------------------------
NUMERATOR:
  Net earnings..............................................  $439.2   $366.7   $273.6
--------------------------------------------------------------------------------------
DENOMINATOR:
  Weighted average shares used to compute basic EPS.........   128.1    128.5    129.6
  Effect of dilutive securities
     Stock options..........................................     3.3      3.1      4.2
     Long-term incentive plan...............................      --       --       --
--------------------------------------------------------------------------------------
  Weighted average shares used to compute diluted EPS.......   131.4    131.6    133.8
--------------------------------------------------------------------------------------
Basic net earnings per share................................  $ 3.43   $ 2.85   $ 2.11
--------------------------------------------------------------------------------------
Diluted net earnings per share..............................  $ 3.34   $ 2.79   $ 2.05
--------------------------------------------------------------------------------------

Stock options to purchase 1.4 million common shares in 2003, 2.1 million common shares in 2002, and 1.9 million common shares in 2001 were outstanding, but were not included in the computation of diluted net earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been antidilutive.

12. STOCK INCENTIVE PLANS

The company has various stock incentive plans to encourage employees and nonemployee directors to remain with the company and to more closely align their interests with those of the company's stockholders. Under the employee plans, as of December 31, 2003 approximately 8.7 million shares of Class A common stock are reserved for future grants in the form of stock options, stock appreciation rights, restricted stock, performance shares or deferred stock units (of which up to 3.1 million shares can be used for restricted stock, performance shares and deferred stock units). Under the nonemployee director plan, as of December 31, 2003 approximately 0.2 million shares of Class A common stock are reserved for future grants in the form of stock options and deferred stock units. As of December 31, 2003, awards under the programs have been limited to stock options, restricted stock, performance shares and deferred stock units.

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

The company applies APB Opinion 25, and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for restricted stock, performance-based awards and deferred stock units. Refer to significant accounting policies -- stock-based compensation in Note 2 of the Notes to Consolidated Financial Statements for the effects on net earnings and earnings per share had the company applied the fair value methodology prescribed under SFAS 123, as amended by SFAS 148.

The weighted average fair value of options granted during 2003, 2002 and 2001 was $25.94, $24.14 and $23.02 per share, respectively.

The fair value of each option grant on the grant date was estimated using the Black-Scholes option-pricing model with the following assumptions:

                                                              2003   2002   2001
--------------------------------------------------------------------------------
Expected dividend yield.....................................   --     --     --
Expected stock price volatility.............................   47%    50%    48%
Weighted average risk-free interest rate....................  2.9%   4.2%   4.9%
Weighted average expected life of options (years)...........  4.7    4.8    4.9
--------------------------------------------------------------------------------

A summary of the status of the company's stock option plans as of December 31, 2003, 2002 and 2001 and changes during the years then ended is presented below:

                                                                              WEIGHTED
                                                                              AVERAGE
                                                                 OPTIONS      EXERCISE
                                                              (IN MILLIONS)    PRICE
--------------------------------------------------------------------------------------
Outstanding at December 31, 2000............................      13.1         $32.88
Granted.....................................................       4.0          48.09
Exercised...................................................      (3.2)          9.01
Forfeited or canceled.......................................      (0.6)         48.88
--------------------------------------------------------------------------------------
Outstanding at December 31, 2001............................      13.3          42.44
Granted.....................................................       2.5          51.20
Exercised...................................................      (1.8)         15.80
Forfeited or canceled.......................................      (0.8)         59.29
--------------------------------------------------------------------------------------
Outstanding at December 31, 2002............................      13.2          46.73
Granted.....................................................       2.5          60.44
Exercised...................................................      (2.4)         28.28
Forfeited or canceled.......................................      (0.7)         58.41
--------------------------------------------------------------------------------------
Outstanding at December 31, 2003............................      12.6         $52.26
--------------------------------------------------------------------------------------

As of December 31, 2003, 2002 and 2001 there were 5.0 million, 5.4 million and
5.0 million options exercisable, respectively.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2003:

                                    OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                    ---------------------------------------------------   --------------------------------
                       NUMBER       WEIGHTED AVERAGE                         NUMBER
    RANGE OF         OUTSTANDING       REMAINING       WEIGHTED AVERAGE    EXERCISABLE    WEIGHTED AVERAGE
 EXERCISE PRICES    (IN MILLIONS)   CONTRACTUAL LIFE    EXERCISE PRICE    (IN MILLIONS)    EXERCISE PRICE
----------------------------------------------------------------------------------------------------------
$ 5.67 to $ 12.50        0.8           2.1 years           $ 10.06             0.8            $ 10.06
 12.69 to   43.06        1.6           4.2                   21.04             1.5              20.02
 43.38 to   50.08        2.8           7.1                   47.58             0.4              49.56
 50.11 to   58.39        3.0           7.1                   51.23             1.1              52.08
 58.42 to   87.06        3.2           8.2                   61.46             0.6              65.85
 88.25 to  130.06        1.2           6.1                  110.11             0.6             110.12
----------------------------------------------------------------------------------------------------------
$ 5.67 to $130.06       12.6           6.6                 $ 52.26             5.0            $ 44.54
----------------------------------------------------------------------------------------------------------

As of December 31, 2003, the company had granted approximately 500,000 restricted stock units and supplemental deferred stock units with various vesting periods. During 2003, 2002, and 2001, respectively, the company granted 50,000, 29,000 and 140,000 restricted stock units and supplemental deferred stock units with weighted average grant prices of $60.78, $52.02 and $49.98. As of December 31, 2003, there were approximately 246,000 restricted stock units and supplemental deferred stock units outstanding. The cost of the awards, determined to be the fair market value of the shares at the date of grant, is charged to compensation expense ratably over the vesting periods.

The company has also issued approximately 337,000 deferred stock units to certain members of management who have elected to defer all or a portion of their annual bonus into such units and to certain nonemployee directors who elected to defer all or a portion of their annual retainer, chair retainer and/or meeting fees into such units. These deferred stock units are 100% vested at all times. As of December 31, 2003, there were approximately 203,000 such deferred stock units outstanding.

In addition, the company awarded approximately 134,000 performance shares, the vesting of which was based on the attainment of certain performance goals by the end of the four year period 1997 through 2000. Based on the certification in early 2001 that such performance goals were satisfied, the shares were fully vested but receipt of these shares was deferred by the grantees. In January 2003, 113,000 of these shares were issued and 21,000 shares were further deferred until February 2005. The compensation expense in connection with the performance shares was estimated over the four year period based on the fair market value of the shares during that period. In order to mitigate the impact of stock price changes on compensation expense, the company entered into a forward equity contract on its common stock during 2000 which was settled in cash in 2001.

The company recorded compensation expense of $2.1 million, $3.0 million and $4.4 million in 2003, 2002 and 2001, respectively, related to these stock incentive plans.

The company also has an Employee Stock Purchase Plan ("ESPP") which enables substantially all regular employees to purchase full or fractional shares of Lexmark Class A common stock through payroll deductions of up to 10% of eligible compensation. Effective July 1, 2002, the ESPP was amended whereby the share price paid by an employee changed from 85% of the closing market price on the last business day of each month, to 85% of the lesser of the closing market price on (i) the last business day immediately preceding the first day of the respective offering period and (ii) the last business day of the respective offering period. The current plan provides semi-annual offering periods beginning each January 1 and July 1. During 2003, 2002 and 2001, employees paid the company $7.9 million, $4.5 million and $8.2 million, respectively, to purchase approximately 0.2 million shares, 0.1 million shares and 0.2 million shares, respectively. As of December 31, 2003, there were approximately 2.4 million shares of Class A common stock reserved for future purchase under the ESPP.

13. EMPLOYEE PENSION AND POSTRETIREMENT PLANS

The company and its subsidiaries have defined benefit and defined contribution pension plans that cover a majority of its regular employees, and a supplemental plan that covers certain executives. Medical, dental and life insurance plans for retirees are provided by the company and certain of its non-U.S. subsidiaries. Plan assets are invested in equity securities, government and agency securities, corporate debt and annuity contracts.

The non-U.S. pension plans are not significant and use economic assumptions similar to the U.S. pension plan and therefore are not shown separately in the following disclosures. The changes in the defined benefit plan obligations and plan assets for 2003 and 2002 were as follows:

                                                                               OTHER
                                                                          POSTRETIREMENT
                                                      PENSION BENEFITS       BENEFITS
                                                      -----------------   ---------------
                                                       2003      2002      2003     2002
-----------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year.............  $ 642.9   $ 575.2   $ 52.2   $ 41.2
  Service cost......................................     13.5      12.7      1.9      2.2
  Interest cost.....................................     40.4      40.2      3.1      3.1
  Contributions by plan participants................      0.4       0.4      1.7      1.2
  Actuarial loss (gain).............................     21.8      52.3     (0.9)     8.8
  Benefits paid.....................................    (35.2)    (44.3)    (4.0)    (2.7)
  Foreign currency exchange rate changes............     13.9      11.1       --       --
  Plan amendments...................................      3.6      (4.7)    (1.0)      --
  Settlement or curtailment gains...................     (1.4)       --       --     (1.6)
-----------------------------------------------------------------------------------------
Benefit obligation at end of year...................    699.9     642.9     53.0     52.2
-----------------------------------------------------------------------------------------
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year......    416.8     455.9       --       --
  Actual return on plan assets......................    101.9     (58.9)      --       --
  Contributions by the employer.....................    114.6      56.7      2.3      1.5
  Benefits paid.....................................    (35.2)    (44.3)    (4.0)    (2.7)
  Foreign currency exchange rate changes............      8.3       7.0       --       --
  Contributions by plan participants................      0.4       0.4      1.7      1.2
  Settlement or curtailment losses..................     (1.7)       --       --       --
-----------------------------------------------------------------------------------------
Fair value of plan assets at end of year............    605.1     416.8       --       --
-----------------------------------------------------------------------------------------
Funded status.......................................    (94.8)   (226.1)   (53.0)   (52.2)
  Unrecognized actuarial net loss...................    259.0     295.6      6.2      7.0
  Unrecognized prior service benefit related to plan
     changes........................................    (12.3)    (14.3)    (1.8)    (3.3)
-----------------------------------------------------------------------------------------
Net amount recognized...............................  $ 151.9   $  55.2   $(48.6)  $(48.5)
-----------------------------------------------------------------------------------------
Amounts recognized in the Consolidated Statements of
  Financial Position:
     Prepaid pension assets.........................  $ 180.5   $  76.8   $   --   $   --
     Accrued benefit liabilities....................   (261.4)   (287.6)   (48.6)   (48.5)
     Intangible asset...............................      1.5       1.7       --       --
     Accumulated other comprehensive loss, net of
       tax..........................................    144.8     165.0       --       --
     Deferred tax assets............................     86.5      99.3       --       --
-----------------------------------------------------------------------------------------
Net amount recognized...............................  $ 151.9   $  55.2   $(48.6)  $(48.5)
-----------------------------------------------------------------------------------------
WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE
  BENEFIT OBLIGATIONS AT DECEMBER 31:
Discount rate.......................................      6.1%      6.4%     6.3%     6.5%
Rate of compensation increase.......................      3.9%      3.9%     4.0%     4.0%
-----------------------------------------------------------------------------------------

                                                                   OTHER POSTRETIREMENT
                                            PENSION BENEFITS             BENEFITS
                                        ------------------------   ---------------------
                                         2003     2002     2001    2003    2002    2001
----------------------------------------------------------------------------------------
COMPONENTS OF NET PERIODIC COST
  (BENEFIT):
  Service cost........................  $ 13.5   $ 12.7   $ 13.7   $ 1.9   $ 2.2   $ 1.9
  Interest cost.......................    40.4     40.2     38.7     3.1     3.1     2.7
  Expected return on plan assets......   (48.6)   (54.0)   (54.0)     --      --      --
  Amortization of prior service cost
     (benefit)........................     1.7     (1.3)    (1.2)   (0.3)   (0.4)   (0.4)
  Amortization of net loss............     8.0      0.4      0.3      --      --      --
  Settlement or curtailment losses
     (gains)..........................     0.8      1.8      0.1    (2.2)   (0.6)   (0.2)
----------------------------------------------------------------------------------------
Net periodic cost (benefit)...........  $ 15.8   $ (0.2)  $ (2.4)  $ 2.5   $ 4.3   $ 4.0
----------------------------------------------------------------------------------------
WEIGHTED-AVERAGE ASSUMPTIONS USED TO
  DETERMINE NET PERIODIC COST
  (BENEFIT) FOR YEARS ENDED DECEMBER
  31:
Discount rate.........................     6.4%     7.3%     7.7%    6.5%    7.5%    8.2%
Expected long-term return on plan
  assets..............................     8.3%     9.7%     9.7%     --      --      --
Rate of compensation increase.........     3.9%     4.8%     5.2%    4.0%    5.0%    5.5%
----------------------------------------------------------------------------------------

The weighted-average discount rate and rate of compensation increase assumptions are calculated based on the end of year benefit obligation of the U.S. and non-U.S. plans. The weighted-average expected return on plan assets is based on the end of year fair value of plan assets of the U.S. and non-U.S. plans.

The accumulated benefit obligation for all of the company's defined benefit pension plans was $684.1 million and $625.1 million at December 31, 2003 and 2002, respectively.

                                                               2003     2002
-----------------------------------------------------------------------------
INFORMATION FOR PENSION PLANS WITH AN ACCUMULATED BENEFIT
  OBLIGATION IN EXCESS OF PLAN ASSETS AT DECEMBER 31:
  Projected benefit obligation..............................  $676.1   $621.3
  Accumulated benefit obligation............................   662.1    607.2
  Fair value of plan assets.................................   580.6    395.7
-----------------------------------------------------------------------------

During 2003 and 2002, the company contributed $108.5 million and $50.0 million, respectively, to its U.S. pension plan. These contributions were made to improve the funding status of the plan following the negative returns in the capital markets over the past few years, which decreased the value of the pension plan assets. In 2004, the company expects to contribute approximately $45.0 million to its pension and postretirement plans, primarily for its European pension plans.

For measurement purposes, a 10.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2004. The rate is assumed to decrease gradually to 5.25% in 2012 and remain at that level thereafter. Since the net employer costs for postretirement medical benefits reach the preset caps within the next two to four years, a 1% increase or decrease in trend has a de minimis effect on costs.

Related to the company's acquisition of the Information Products Corporation from IBM in 1991, IBM agreed to pay for its pro rata share (currently estimated at $72.9 million) of future postretirement benefits for all the company's U.S. employees based on pro rated years of service with IBM and the company.

A significant portion of the retirement plan assets and liabilities relating to its defined benefit plans are derived from the company's U.S. defined benefit plan. The investment goal of the U.S. defined benefit plan is to achieve an adequate net investment return in order to provide for future benefit payments to its participants. The target asset allocation percentages approved by the company's board of directors are 75% equity securities and 25% fixed income securities. The plan currently employs professional investment managers to invest in two assets classes: U.S. equity and U.S. fixed income. Each investment manager operates under an investment management contract that includes specific investment guidelines, requiring among other actions, adequate diversification, prudent use of derivatives and standard risk management practices such as portfolio constraints relating to established benchmarks. The plan currently uses a combination of both active management and passive index funds to achieve its investment goals.

The company's U.S. pension plan's weighted-average asset allocations at December 31, 2003 and 2002, by asset category were as follows:

                                                              2003      2002
-----------------------------------------------------------------------------
PLAN ASSETS AT DECEMBER 31 BY ASSET CATEGORY:
  Equity securities.........................................   76.5%     75.0%
  Debt securities...........................................   23.5%     25.0%
-----------------------------------------------------------------------------
  Total.....................................................  100.0%    100.0%
-----------------------------------------------------------------------------

The company also sponsors defined contribution plans for employees in certain countries. Company contributions are based upon a percentage of employees' contributions. The company's expense under these plans was $12.8 million, $11.4 million, and $10.0 million in 2003, 2002 and 2001, respectively.

14. DERIVATIVES, FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The company's activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. The company's risk management program seeks to reduce the potentially adverse effects that market risks may have on its operating results.

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

The company uses the following hedging strategies to reduce the potentially adverse effects that market volatility may have on its operating results:

Fair Value Hedges: Fair value hedges are hedges of recognized assets or liabilities. The company enters into forward exchange contracts to hedge actual purchases and sales of inventories. The forward contracts used in this program mature in three months or less, consistent with the related purchase and sale commitments. Foreign exchange option contracts, as well as forward contracts, may be used as fair value hedges in situations where derivative instruments, for which hedge accounting has been discontinued, expose earnings to further change in exchange rates. The company is using interest rate swaps to convert a portion of its fixed rate financing activities to variable rates.

Cash Flow Hedges: Cash flow hedges are hedges of forecasted transactions or of the variability of cash flows to be received or paid related to a recognized asset or liability. The company enters into foreign exchange options and forward exchange contracts expiring within eighteen months as hedges of anticipated purchases and sales that are denominated in foreign currencies. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates. The company also enters into currency swap contracts to hedge foreign currency risks that result from the transfer of various currencies within the company. The currency swap contracts entered into generally expire within one month.

ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES

All derivatives are recognized in the Consolidated Statements of Financial Position at their fair value. Fair values for the company's derivative financial instruments are based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current assumptions. On the date the derivative contract is entered into, the company designates the derivative as either a fair value or cash flow hedge. Changes in the fair value of a derivative that is highly effective as -- and that is designated and qualifies as -- a fair value hedge, along with the loss or gain on the hedged asset or liability are recorded in current period earnings in cost of revenues. Changes in the fair value of a derivative that is highly effective as -- and that is designated and qualifies as -- a cash flow hedge are recorded in other comprehensive earnings, until the underlying transactions occur.

At December 31, 2003, the company had derivative assets of $8.1 million classified as prepaid expenses and other current assets as well as derivative liabilities of $50.0 million classified as accrued liabilities. At December 31, 2002, the company had derivative assets of $40.9 million classified as prepaid expenses and other current assets as well as derivative liabilities of $57.4 million classified as accrued liabilities. As of December 31, 2003, a total of $36.5 million of deferred net losses on derivative instruments were accumulated in other comprehensive earnings (loss), of which $35.3 million is expected to be reclassified to earnings during the next twelve months. As of December 31, 2002, a total of $20.9 million of deferred net losses on derivative instruments were accumulated in other comprehensive earnings (loss), of which $19.9 million was reclassified to earnings during 2003.

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

The company discontinues hedge accounting prospectively when (1) it is determined that a derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (2) the derivative expires or is sold, terminated, or exercised or (3) the derivative is discontinued as a hedge instrument, because it is unlikely that a forecasted transaction will occur. When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value hedge, the derivative will continue to be carried in the Consolidated Statements of Financial Position at its fair value. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried in the Consolidated Statements of Financial Position at its fair value, and gains and losses that were accumulated in other comprehensive earnings are recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value in the Consolidated Statements of Financial Position, with changes in its fair value recognized in current period earnings. A fair value hedge is entered into when the derivative instrument, for which hedge accounting has been discontinued, exposes earnings to further change in exchange rates. An immaterial portion of the company's cash flow hedges was determined to be ineffective as of December 31, 2003 and 2002 because it was unlikely that the forecasted transactions would occur. During 2003, an immaterial loss was reclassified to current period earnings and during 2002, an immaterial gain was reclassified to current period earnings.

The company recorded $10.4 million, $13.0 million and $7.0 million of aggregate foreign currency transaction losses in 2003, 2002 and 2001, respectively. The aggregate foreign currency transaction loss amounts include the gains/losses of the company's foreign currency fair value hedges for all periods presented.

FINANCIAL INSTRUMENTS

At December 31, 2003, the carrying value of the company's long-term debt was $149.3 million and the fair value was $166.9 million. At December 31, 2002, the carrying value of the company's long-term debt was $149.2 million and the fair value was $163.0 million. The fair value of the long-term debt was estimated based on current rates available to the company for debt with similar characteristics. At December 31, 2003 and 2002, the carrying value of the company's short-term debt was $1.1 and $12.3 million, respectively, which approximated the fair value.

During October 2003, the company entered into interest rate swap contracts to convert its $150.0 million principal amount of 6.75% senior notes from a fixed interest rate to a variable interest rate. The interest rate swaps are designated as a fair value hedge of the company's $150.0 million long-term debt. The interest rate swaps are recorded at their fair value and the company's long-term debt is adjusted by the same corresponding value in accordance with the short-cut method of SFAS 133. The fair value of the interest rate swaps is combined with the fair value adjustment of the company's long-term debt due to immateriality and is presented on the long-term debt line in the company's Consolidated Statements of Financial Position. At December 31, 2003, the fair value of the interest rate swap contracts was $0.4 million.

CONCENTRATIONS OF RISK

The company's main concentrations of credit risk consist primarily of temporary cash investments, marketable securities and trade receivables. Cash and marketable securities investments are made in a variety of high quality securities with prudent diversification requirements. Credit risk related to trade receivables is dispersed across a large number of customers located in various geographic areas. The company sells a large portion of its products through third-party distributors and resellers and original equipment manufacturer ("OEM") customers. If the financial condition or operations of these distributors, resellers and OEM customers were to deteriorate substantially, the company's operating results could be adversely affected. The three largest distributor, reseller and OEM customer trade receivable balances collectively represented approximately 29% of total trade receivables at December 31, 2003 and approximately 20% at December 31, 2002. However, the company performs ongoing credit evaluations of the financial position of its third-party distributors, resellers and other customers to determine appropriate credit limits. Collateral such as letters of credit and bank guarantees is required in certain circumstances.

The company generally has experienced longer accounts receivable cycles in its emerging markets, in particular, Asia Pacific and Latin America, when compared to its U.S. and European markets. In the event that accounts receivable cycles in these developing markets lengthen further, the company could be adversely affected.

The company also procures a wide variety of components used in the manufacturing process. Although many of these components are available from multiple sources, the company often utilizes preferred supplier relationships to better ensure more consistent quality, cost and delivery. The company also sources some printer engines and finished products from OEMs. Typically, these preferred suppliers maintain alternate processes and/or facilities to ensure continuity of supply. Although the company plans in anticipation of its future requirements, should these components not be available from any one of these suppliers, there can be no assurance that production of certain of the company's products would not be disrupted.

15. RESTRUCTURING AND OTHER CHARGES

As of December 31, 2002, the company had substantially completed all restructuring activities and, therefore, reversed approximately $5.9 million ($4.4 million, net of tax) during the fourth quarter of 2002. The reversal was primarily due to lower severance costs (approximately $3.5 million) and lower other exit costs (approximately $2.4 million). The severance payments were lower than originally estimated due to higher than expected attrition which resulted in the company being able to achieve headcount reductions at a lower cost. Although the restructuring activities were substantially complete at year-end 2002 and the employees exited the business, approximately $4.7 million of severance payments were paid during 2003.

The following table presents a rollforward of the liabilities (in millions) incurred in connection with the 2001 and prior restructuring plans. These liabilities were reflected as accrued liabilities in the company's Consolidated Statements of Financial Position.

                                                            EMPLOYEE     OTHER EXIT
RESTRUCTURING LIABILITIES                                  SEPARATIONS     COSTS      TOTAL
--------------------------------------------------------------------------------------------
December 31, 2000........................................    $ 18.2        $ 3.2      $ 21.4
Additions................................................      26.3          9.7        36.0
Payments.................................................     (13.7)        (7.7)      (21.4)
Other....................................................      (6.0)         4.3        (1.7)
--------------------------------------------------------------------------------------------
December 31, 2001........................................      24.8          9.5        34.3
--------------------------------------------------------------------------------------------
Additions................................................        --           --          --
Payments.................................................     (15.4)        (2.9)      (18.3)
Other....................................................      (1.2)        (4.2)       (5.4)
Reversal.................................................      (3.5)        (2.4)       (5.9)
--------------------------------------------------------------------------------------------
December 31, 2002........................................       4.7           --         4.7
--------------------------------------------------------------------------------------------
Payments.................................................      (4.7)          --        (4.7)
--------------------------------------------------------------------------------------------
December 31, 2003........................................    $   --        $  --      $   --
--------------------------------------------------------------------------------------------

During the fourth quarter of 2001, Lexmark's management and board of directors approved a restructuring plan (the "2001 restructuring") that included a reduction in the company's global workforce of up to 12 percent. This plan provided for a reduction in infrastructure and overhead expenses, the elimination of the company's business class inkjet printer, and the closure of an electronic card manufacturing facility in Reynosa, Mexico. Restructuring and related charges of $58.4 million ($42.9 million, net of tax) were expensed during the fourth quarter of 2001. These charges were comprised of $36.0 million of accrued restructuring costs related to separation and other exit costs, $11.4 million associated with a pension curtailment related to the employee separations and $11.0 million related to asset impairment charges. The company also recorded $29.3 million ($21.6 million, net of tax) of associated restructuring-related inventory write-offs resulting from the company's decision to eliminate its business class inkjet printer, to limit the period over which the company will provide replacement parts for products no longer in production, and to exit the electronic card manufacturing facility. The inventory write-offs were included on the cost of revenue line in the Consolidated Statements of Earnings.

The accrued restructuring costs for employee separations of $26.3 million were associated with approximately 1,600 employees worldwide from various business functions and job classes. Employee separation benefits included severance, medical and other benefits. As of December 31, 2002, approximately 1,225 employees exited the business under the 2001 restructuring plan. This total included the employees discussed below who were transferred to another company. In addition to employees exiting the business under the restructuring plan, the company's headcount was further decreased due to higher than expected attrition. The other exit costs of $9.7 million were primarily related to vendor and lease cancellation charges.

The $11.0 million charge for asset impairment in 2001 was determined in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and resulted from the company's decision to abandon certain assets consisting primarily of machinery and equipment used to manufacture business class inkjet printers and electronic cards. The charge for asset impairments was included on the restructuring and related charges line in the Consolidated Statements of Earnings.

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

16. COMMITMENTS AND CONTINGENCIES

The company is committed under operating leases (containing various renewal options) for rental of office and manufacturing space and equipment. Rent expense (net of rental income of $2.1 million, $2.0 million and $2.0 million) was $45.1 million, $41.4 million, and $42.2 million in 2003, 2002 and 2001, respectively. Future minimum rentals under terms of non-cancelable operating leases at December 31 are: 2004-$33.0 million; 2005-$28.2 million; 2006-$22.4 million; 2007-$15.5 million; 2008-$12.7 million and thereafter-$20.7 million.

The company is subject to legal proceedings and claims that arise in the ordinary course of business. The company does not believe that the outcome of any of those matters will have a material adverse effect on the company's financial position, results of operations or cash flows.

17. SEGMENT DATA

The company manufactures and sells a variety of printing products and related supplies and services. The company is primarily managed along business and consumer market segments. The company evaluates the performance of its segments based on revenue and operating income, and does not include segment assets or other income and expense items for management reporting purposes. Segment operating income includes selling, general and administrative, research and development and other expenses, certain of which are allocated to the respective segments based on internal measures and may not be indicative of amounts that would be incurred on a stand alone basis or may not be indicative of results of other enterprises in similar businesses. Additionally, segment operating income excludes significant expenses that are managed outside of the reporting segments.

The following table includes information about the company's reportable segments for and as of December 31:

                                                          2003        2002        2001
----------------------------------------------------------------------------------------
NET REVENUE:
  Business............................................  $2,626.9    $2,385.5    $2,367.7
  Consumer............................................   2,127.6     1,969.0     1,698.2
  All other...........................................       0.2         1.9        38.4
----------------------------------------------------------------------------------------
  Total revenue.......................................  $4,754.7    $4,356.4    $4,104.3
----------------------------------------------------------------------------------------
OPERATING INCOME/(LOSS):
  Business............................................  $  682.1    $  550.4    $  465.9
  Consumer............................................     225.0       253.2       213.9
  All other...........................................    (313.2)     (292.8)     (338.8)
----------------------------------------------------------------------------------------
  Total operating income/(loss).......................  $  593.9    $  510.8    $  341.0
----------------------------------------------------------------------------------------

The following are revenue and long-lived asset information by geographic area for and as of December 31:

                                                                    REVENUE
                                                        --------------------------------
                                                          2003        2002        2001
----------------------------------------------------------------------------------------
United States.........................................  $2,169.0    $2,054.5    $1,858.5
International.........................................   2,585.7     2,301.9     2,245.8
----------------------------------------------------------------------------------------
Total.................................................  $4,754.7    $4,356.4    $4,104.3
----------------------------------------------------------------------------------------

International revenue includes exports from the United States.

                                                              LONG-LIVED ASSETS
                                                              ------------------
                                                               2003       2002
--------------------------------------------------------------------------------
United States...............................................  $364.5     $379.3
International...............................................   351.4      368.3
--------------------------------------------------------------------------------
Total.......................................................  $715.9     $747.6
--------------------------------------------------------------------------------

Long-lived assets include property, plant and equipment, net of accumulated depreciation.

The following is revenue by product category as of December 31:

                                                                    REVENUE
                                                        --------------------------------
                                                          2003        2002        2001
----------------------------------------------------------------------------------------
Laser and inkjet printers.............................  $1,759.8    $1,631.1    $1,623.2
Laser and inkjet supplies.............................   2,629.4     2,334.5     1,958.2
Other.................................................     365.5       390.8       522.9
----------------------------------------------------------------------------------------
  Total...............................................  $4,754.7    $4,356.4    $4,104.3
----------------------------------------------------------------------------------------

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                 FIRST      SECOND     THIRD      FOURTH
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)         QUARTER    QUARTER    QUARTER    QUARTER
-----------------------------------------------------------------------------------------
2003:
Revenue.......................................  $1,107.9   $1,120.2   $1,157.1   $1,369.5
Gross profit..................................     356.2      380.8      371.4      436.7
Operating income..............................     128.6      137.0      140.5      187.8
Net earnings..................................      94.6      101.7      104.1      138.8

Basic EPS*....................................  $   0.74   $   0.79   $   0.81   $   1.08
Diluted EPS*..................................      0.73       0.77       0.79       1.05

Stock prices:
  High........................................  $  68.20   $  77.44   $  77.89   $  79.65
  Low.........................................     56.57      66.28      59.00      62.52

2002:
Revenue.......................................  $1,050.1   $1,058.0   $1,041.0   $1,207.3
Gross profit..................................     309.6      338.9      338.3      383.8
Operating income (1)..........................     104.6      122.7      123.7      159.8
Net earnings (1)..............................      71.5       89.1       89.8      116.3

Basic EPS* (1)................................  $   0.55   $   0.69   $   0.71   $   0.92
Diluted EPS* (1)..............................      0.53       0.67       0.70       0.90

Stock prices:
  High........................................  $  61.90   $  65.23   $  54.90   $  69.50
  Low.........................................     49.10      50.25      41.94      43.82
-----------------------------------------------------------------------------------------

 * The sum of the quarterly earnings per share amounts do not necessarily equal the year-to-date earnings per share due to changes in average share calculations. This is in accordance with prescribed reporting requirements.

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

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Lexmark International, Inc.

In our opinion, the accompanying Consolidated Statements of Financial Position and the related Consolidated Statements of Earnings, Cash Flows, and Stockholders' Equity and Comprehensive Earnings appearing on pages 31 through 61 of this annual report on Form 10-K present fairly, in all material respects, the consolidated financial position of Lexmark International, Inc. and its subsidiaries (the company) at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Lexington, Kentucky
February 25, 2004

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except with respect to information regarding the executive officers of the Registrant and the company's code of ethics, the information required by Part III, Item 10 of this Form 10-K is incorporated by reference herein, and made part of this Form 10-K, from the company's definitive Proxy Statement for its 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year. The information with respect to the executive officers of the Registrant is included under the heading "Executive Officers of the Registrant" in Item 1 above. The company has adopted a code of business conduct and ethics for directors, officers (including the company's principal executive officer, principal financial officer and controller) and employees, known as the Code of Business Conduct. The Code of Business Conduct, as well as the company's Corporate Governance Principles and the charters of each of the committees of the Board of Directors, is available on the Corporate Governance section of the company's Investor Relations website at http://investor.lexmark.com. Stockholders may request a free copy of the Code of Business Conduct from:

Lexmark International, Inc.
Attention: Investor Relations
One Lexmark Centre Drive
740 West New Circle Road
Lexington, Kentucky 40550
(859) 232-5934

ITEM 11.  EXECUTIVE COMPENSATION

Information required by Part III, Item 11 of this Form 10-K is incorporated by reference from the company's definitive Proxy Statement for its 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than

120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Part III, Item 12 of this Form 10-K is incorporated by reference from the company's definitive Proxy Statement for its 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Part III, Item 13 of this Form 10-K is incorporated by reference from the company's definitive Proxy Statement for its 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Part III, Item 14 of this Form 10-K is incorporated by reference from the company's definitive Proxy Statement for its 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1 FINANCIAL STATEMENTS:

     Financial statements filed as part of this Form 10-K are included under
Part II, Item 8.

(a) 2 FINANCIAL STATEMENT SCHEDULE:

                                                               PAGES IN FORM 10-K
                                                               ------------------
Report of Independent Auditors..............................           67
For the years ended December 31, 2003, 2002, and 2001:
  Schedule II -- Valuation and Qualifying Accounts..........           68

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Lexmark International, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 25, 2004 appearing on page 64 of this annual report on Form 10-K also included an audit of the financial statement schedule listed in item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule on page 68 of this Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Lexington, Kentucky
February 25, 2004

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003
                             (Dollars in Millions)

             (A)                   (B)                  (C)                  (D)           (E)
                                                     ADDITIONS
                                              ------------------------
                                BALANCE AT    CHARGED TO    CHARGED TO                  BALANCE AT
                                BEGINNING     COSTS AND       OTHER                       END OF
DESCRIPTION                     OF PERIOD      EXPENSES      ACCOUNTS     DEDUCTIONS      PERIOD
-----------                     ----------    ----------    ----------    ----------    ----------
2001:
  Accounts receivable
     allowances...............    $22.2         $ 20.6          $--        $  (9.5)       $33.3
  Inventory reserves..........     30.9          103.1          --           (43.7)        90.3
  Deferred tax assets
     valuation allowance......       --             --          --              --           --
2002:
  Accounts receivable
     allowances...............    $33.3         $ 16.9          $--        $  (4.2)       $46.0
  Inventory reserves..........     90.3           90.8          --          (100.3)        80.8
  Deferred tax assets
     valuation allowance......       --             --          --              --           --
2003:
  Accounts receivable
     allowances...............    $46.0         $ 13.6          $--        $ (11.5)       $48.1
  Inventory reserves..........     80.8           81.2          --           (65.7)        96.3
  Deferred tax assets
     valuation allowance......       --             --          --              --           --

ITEM 15(a)(3).  EXHIBITS

Exhibits for the company are listed in the Index to Exhibits beginning on page E-1.

(b) REPORTS ON FORM 8-K

A Current Report on Form 8-K dated October 20, 2003 was filed by the company with the Securities and Exchange Commission to announce the company's third quarter 2003 financial results.

A Current Report on Form 8-K dated November 10, 2003 was filed by the company with the Securities and Exchange Commission to announce the company's Analyst Day scheduled to be held on November 11, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Lexington, Commonwealth of Kentucky, on March 12, 2004.

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

                   SIGNATURE                                   TITLE                       DATE
                   ---------                                   -----                       ----
/s/ Paul J. Curlander                             Chairman and Chief Executive        March 12, 2004
------------------------------------------------    Officer (Principal Executive
Paul J. Curlander                                   Officer)

/s/ Gary E. Morin                                 Executive Vice President and        March 12, 2004
------------------------------------------------    Chief Financial Officer
Gary E. Morin                                       (Principal Financial Officer)

/s/ Gary D. Stromquist                            Vice President and Corporate        March 12, 2004
------------------------------------------------    Controller (Principal
Gary D. Stromquist                                  Accounting Officer)

*                                                 Director                            March 12, 2004
------------------------------------------------
B. Charles Ames

*                                                 Director                            March 12, 2004
------------------------------------------------
Teresa Beck

*                                                 Director                            March 12, 2004
------------------------------------------------
Frank T. Cary

*                                                 Director                            March 12, 2004
------------------------------------------------
William R. Fields

*                                                 Director                            March 12, 2004
------------------------------------------------
Ralph E. Gomory

*                                                 Director                            March 12, 2004
------------------------------------------------
Stephen R. Hardis

*                                                 Director                            March 12, 2004
------------------------------------------------
James F. Hardymon

*                                                 Director                            March 12, 2004
------------------------------------------------
Robert Holland, Jr.

*                                                 Director                            March 12, 2004
------------------------------------------------
Marvin L. Mann

*                                                 Director                            March 12, 2004
------------------------------------------------
Michael J. Maples

*                                                 Director                            March 12, 2004
------------------------------------------------
Martin D. Walker

/s/ Vincent J. Cole                                                                   March 12, 2004
------------------------------------------------
* Vincent J. Cole, Attorney-in-Fact

                               INDEX TO EXHIBITS

 NUMBER                      DESCRIPTION OF EXHIBITS
 ------                      -----------------------
  2        Agreement and Plan of Merger, dated as of February 29, 2000, by and between Lexmark International, Inc. (the "company")
           and Lexmark International Group, Inc. ("Group"). (1)
  3.1      Restated Certificate of Incorporation of the company. (2)
  3.2      Company By-Laws, as Amended and Restated June 22, 2000. (2)
  3.3      Amendment No. 1 to company By-Laws, as Amended and Restated
           June 22, 2000. (3)
  4.1      Form of the company's 6.75% Senior Notes due 2008. (4)
  4.2      Indenture, dated as of May 11, 1998, by and among the
           company, as Issuer, and Group, as Guarantor, to The Bank of
           New York, as Trustee. (4)
  4.3      First Supplemental Indenture, dated as of June 22, 2000, by and among the company, as Issuer, and Group, as Guarantor, to The Bank of New York, as Trustee. (2)
  4.4      Amended and Restated Rights Agreement, dated as of December
           2, 2003, between the company and The Bank of New York, as
           Rights Agent. (5)
  4.5      Specimen of Class A common stock certificate. (2)
 10.1      Agreement, dated as of May 31, 1990, between the company and
           Canon Inc., and Amendment thereto. (6)*
 10.2      Agreement, dated as of March 26, 1991, between the company and Hewlett-Packard Company. (6)*
 10.3      Patent Cross-License Agreement, effective October 1, 1996, between Hewlett-Packard Company and the company. (7)*
 10.4      Amended and Restated Lease Agreement, dated as of January 1,
           1991, between IBM and the company, and First Amendment
           thereto. (8)
 10.5      Third Amendment to Lease, dated as of December 28, 2000,
           between IBM and the company. (9)
 10.6      Multicurrency Revolving Credit Agreement, dated as of May
           29, 2002, by and among the company, as Borrower, the Lenders party thereto, Fleet National Bank, as Administrative Agent,
           Fleet Securities, Inc., as Arranger, JPMorgan Chase Bank and
           Citicorp USA, Inc., as Co-Syndication Agents, and Key
           Corporate Capital Inc. and SunTrust Bank as Co-Documentation
           Agents. (10)
 10.7      Receivables Purchase Agreement, dated as of October 22,
           2001, by and among Lexmark Receivables Corporation ("LRC"), as Seller, CIESCO L.P., as Investor, Citibank, N.A.,
           Citicorp North America, Inc., as Agent, and the company, as
           Collection Agent and Originator. (3)
 10.8      Amendment to Receivables Purchase Agreement, dated as of
           October 17, 2002, by and among LRC, as Seller, CIESCO L.P., as Investor, Citibank, N.A., Citicorp North America, Inc.,
           as Agent, and the company, as Collection Agent and
           Originator. (11)
 10.9      Amendment No. 2 to Receivables Purchase Agreement, dated as of October 20, 2003, by and among LRC, as Seller, CIESCO,
           LLC (as successor to CIESCO L.P.), as Investor, Citibank,
           N.A., Citicorp North America, Inc., as Agent, and the
           company, as Collection Agent and Originator. (12)
 10.10     Purchase and Contribution Agreement, dated as of October 22,
           2001, by and between the company, as Seller, and LRC, as
           Purchaser. (3)
 10.11     Amendment to Purchase and Contribution Agreement, dated as of October 17, 2002, by and between the company, as Seller, and LRC, as Purchaser. (11)
 10.12     Amendment No. 2 to Purchase and Contribution Agreement,
           dated as of October 20, 2003, by and between the company, as
           Seller, and LRC, as Purchaser. (12)

 NUMBER                      DESCRIPTION OF EXHIBITS
 ------                      -----------------------
 10.13     Lexmark Holding, Inc. Stock Option Plan for Executives and
           Senior Officers. (8)+
 10.14     First Amendment to the Lexmark Holding, Inc. Stock Option
           Plan for Executives and Senior Officers, dated as of October
           31, 1994. (13)+
 10.15     Second Amendment to the Lexmark Holding, Inc. Stock Option
           Plan for Executives and Senior Officers, dated as of
           September 13, 1995. (13)+
 10.16     Third Amendment to the Lexmark Holding, Inc. Stock Option
           Plan for Executives and Senior Officers, dated as of April
           29, 1999. (14)+
 10.17     Fourth Amendment to the Lexmark Holding, Inc. Stock Option
           Plan for Executives and Senior Officers, dated as of July
           29, 1999. (14)+
 10.18     Form of Stock Option Agreement pursuant to the Lexmark
           Holding, Inc. Stock Option Plan for Executives and Senior
           Officers. (13)+
 10.19     Lexmark Holding, Inc. Stock Option Plan for Senior Managers.
           (9)+
 10.20     First Amendment to the Lexmark Holding, Inc. Stock Option
           Plan for Senior Managers, dated as of September 13, 1995.
           (9)+
 10.21     Second Amendment to the Lexmark Holding, Inc. Stock Option
           Plan for Senior Managers, dated as of April 29, 1999. (9)+
 10.22     Third Amendment to the Lexmark Holding, Inc. Stock Option
           Plan for Senior Managers, dated as of July 29, 1999. (9)+
 10.23     Form of Stock Option Agreement pursuant to the Lexmark
           Holding, Inc. Stock Option Plan for Senior Managers. (9)+
 10.24     Lexmark International, Inc. Stock Incentive Plan, as Amended
           and Restated, Effective April 30, 2003. (15)+
 10.25     Form of Stock Option Agreement pursuant to the company's
           Stock Incentive Plan. (9)+
 10.26     Lexmark International Group, Inc. Nonemployee Director Stock
           Plan, Amended and Restated, Effective April 30, 1998. (4)+
 10.27     Amendment No. 1 to the Lexmark International Group, Inc.
           Nonemployee Director Stock Plan, dated as of February 11,
           1999. (16)+
 10.28     Amendment No. 2 to the Lexmark International Group, Inc.
           Nonemployee Director Stock Plan, dated as of April 29, 1999.
           (14)+
 10.29     Amendment No. 3 to the Lexmark International Group, Inc.
           Nonemployee Director Stock Plan, dated as of July 24, 2003.
           (17)+
 10.30     Form of Stock Option Agreement, pursuant to the company's
           Nonemployee Director Stock Plan, Amended and Restated
           effective April 30, 1998. (18)+
 10.31     Form of Agreement pursuant to the company's 2003-2005
           Long-Term Incentive Plan. (17)+
 10.32     Form of Employment Agreement, entered into as of June 1,
           2003, by and between the company and each of Paul J.
           Curlander, Gary E. Morin, Paul A. Rooke and Vincent J. Cole.
           (17)+
 10.33     Form of Change in Control Agreement entered into as of April
           30, 1998, by and among the company, Group and certain
           officers thereof. (18)+
 10.34     Form of Indemnification Agreement entered into as of April
           30, 1998, by and among the company, Group and certain
           officers thereof. (18)+
 12        Computation of Ratio of Earnings to Fixed Charges.
 21        Subsidiaries of the company as of December 31, 2003.
 23        Consent of PricewaterhouseCoopers LLP.
 24        Power of Attorney.

 NUMBER                      DESCRIPTION OF EXHIBITS
 ------                      -----------------------
 31.1      Certification Pursuant to Rule 13a-4(a) and 15d-14(a), As
           Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of
           2002.
 31.2      Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As
           Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of
           2002.
 32.1      Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
           Pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
 32.2      Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
           Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 99.1      Financial Statements of Lexmark International Group, Inc.
           1999 Employee Stock Purchase Plan for the year ended
           December 31, 2003.

---------------

   * Confidential treatment previously granted by the Securities and Exchange Commission.
   + Indicates management contract or compensatory plan, contract or arrangement.
 (1) Incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000
      (Commission File No. 1-14050).
 (2) Incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (Commission
      File No. 1-14050).
 (3) Incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001
      (Commission File No. 1-14050).
 (4) Incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Commission
      File No. 1-14050).
 (5)  Incorporated by reference to the company's Amended
      Registration Statement on Form 8-A filed with the Commission on December 22, 2003 (Commission File No. 1-14050).
 (6)  Incorporated by reference to the company's Form S-1
      Registration Statement, Amendment No. 2 (Registration No.
      33-97218) filed with the Commission on November 13, 1995.
 (7) Incorporated by reference to the company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1996
      (Commission File No. 1-14050).
 (8)  Incorporated by reference to the company's Form S-1
      Registration Statement (Registration No. 33-97218) filed with the Commission on September 22, 1995.
 (9) Incorporated by reference to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001
      (Commission File No. 1-14050).
(10) Incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (Commission
      File No. 1-14050).
(11) Incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002
      (Commission File No. 1-14050).
(12) Incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003
      (Commission File No. 1-14050).
(13)  Incorporated by reference to the company's Form S-1
      Registration Statement, Amendment No. 1 (Registration No.
      33-97218), filed with the Commission on October 27, 1995.
(14) Incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (Commission
      File No. 1-14050).
(15) Incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003
      (Commission File No. 1-14050).
(16) Incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999
      (Commission File No. 1-14050).
(17) Incorporated by reference to the company's Quarterly Report of Form 10-Q for the quarter ended June 30, 2003 (Commission
      File No. 1-14050).
(18) Incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998
      (Commission File No. 1-14050).