Form 10-Q
period 2004-03-31
LEXMARK INTERNATIONAL INC /KY/
filed 2004-05-07
CIK 1001288

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
   |X|          Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Quarterly Period Ended March 31, 2004

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

The registrant had 129,932,383 shares outstanding (excluding shares held in treasury) of Class A common stock, par value $0.01 per share, as of the close of business on April 30, 2004.

================================================================================

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX



                                                                        Page of
                                                                       Form 10-Q
                                                                       ---------

                                     PART I

ITEM 1.  Financial Statements

       CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (Unaudited)
          THREE MONTHS ENDED MARCH 31, 2004 AND 2003...........................2

       CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION (Unaudited)
          AS OF MARCH 31, 2004 AND DECEMBER 31, 2003...........................3

       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
          THREE MONTHS  ENDED MARCH 31, 2004 AND 2003..........................4

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)......5-8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS (Unaudited).................................9-13

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........14

ITEM 4.  CONTROLS AND PROCEDURES..............................................14

                                     PART II

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES
          OF EQUITY SECURITIES................................................15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................16

                         Part I - Financial Information

Item 1.  Financial Statements

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                     (In Millions, Except Per Share Amounts)
                                   (Unaudited)

                                                                             Three Months Ended
                                                                                  March 31
                                                                     ------------------------------------
                                                                         2004                2003
                                                                         ----                ----


Revenue                                                                $1,256.0           $1,107.9
Cost of revenue                                                           845.2              751.7
                                                                       --------           --------
         Gross profit                                                     410.8              356.2
                                                                       --------           --------

Research and development                                                   72.2               62.1
Selling, general and administrative                                       173.4              165.5
                                                                       --------           --------
         Operating expense                                                245.6              227.6
                                                                       --------           --------

         Operating income                                                 165.2              128.6

Interest (income)/expense, net                                             (2.3)               0.7
Other                                                                       0.6                -
                                                                       --------           --------
         Earnings before income taxes                                     166.9              127.9

Provision for income taxes                                                 45.9               33.3
                                                                       --------           --------
         Net earnings                                                  $  121.0           $   94.6
                                                                       ========           ========

Net earnings per share:
         Basic                                                         $   0.93           $   0.74
                                                                       ========           ========

         Diluted                                                       $   0.91           $   0.73
                                                                       ========           ========


Shares used in per share calculation:
         Basic                                                            129.6              127.1
                                                                       ========           ========

         Diluted                                                          133.1              130.2
                                                                       ========           ========




See notes to consolidated condensed financial statements.

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                         (In Millions, Except Par Value)
                                   (Unaudited)


                                                                                        March 31         December 31
                                                                                          2004               2003
                                                                                        --------         -----------
ASSETS
Current assets:
     Cash and cash equivalents                                                        $    749.8         $    744.6
     Marketable securities                                                                 612.9              451.5
     Trade receivables, net of allowances of  $47.6 in 2004 and $48.1 in 2003              571.6              615.4
     Inventories                                                                           443.0              437.0
     Prepaid expenses and other current assets                                             196.8              195.3
                                                                                      ----------         ----------
             Total current assets                                                        2,574.1            2,443.8


Property, plant and equipment, net                                                         705.8              715.9
Other assets                                                                               315.2              290.7
                                                                                      ----------         ----------
             Total assets                                                             $  3,595.1         $  3,450.4
                                                                                      ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term debt                                                                  $      3.1         $      1.1
     Accounts payable                                                                      474.1              465.7
     Accrued liabilities                                                                   647.3              716.5
                                                                                      ----------         ----------
             Total current liabilities                                                   1,124.5            1,183.3

Long-term debt                                                                             149.4              149.3
Other liabilities                                                                          480.4              474.8
                                                                                      ----------         ----------
             Total liabilities                                                           1,754.3            1,807.4
                                                                                      ----------         ----------

Stockholders' equity:
     Preferred stock, $.01 par value, 1.6 shares authorized;
       no shares issued and outstanding                                                      -                  -
     Common stock, $.01 par value:
             Class A, 900.0 shares authorized; 129.7 and
               128.6 outstanding in 2004 and 2003, respectively                              1.6                1.6
             Class B, 10.0 shares authorized; no shares issued and
              outstanding                                                                    -                  -
     Capital in excess of par                                                            1,011.8              956.4
     Retained earnings                                                                   2,216.0            2,095.0
     Treasury stock, at cost; 34.4 and 34.5 shares in 2004
        and 2003, respectively                                                          (1,213.1)          (1,213.5)
     Accumulated other comprehensive loss                                                 (175.5)            (196.5)
                                                                                      ----------         ----------
             Total stockholders' equity                                                  1,840.8            1,643.0
                                                                                      ----------         ----------
             Total liabilities and stockholders' equity                               $  3,595.1         $  3,450.4
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

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (In Millions)
                                   (Unaudited)


                                                                                Three Months Ended
                                                                                     March 31
                                                                            --------------------------
                                                                               2004         2003
                                                                               ----         ----
Cash flows from operating activities:
   Net earnings                                                              $ 121.0       $  94.6
       Adjustments to reconcile net earnings to net cash
          provided by operating activities:
             Depreciation and amortization                                      35.1          37.3
             Deferred taxes                                                      5.9          (2.1)
             Other                                                               2.6          10.3
                                                                             -------       -------
                                                                               164.6         140.1
             Change in assets and liabilities:
               Trade receivables                                                43.8          52.3
               Inventories                                                      (6.0)         41.0
               Accounts payable                                                  8.4          10.2
               Accrued liabilities                                             (69.2)        (65.8)
               Tax benefits from employee stock plans                           19.3           6.4
               Other assets and liabilities                                     (8.6)         52.5
                                                                             -------       -------
                 Net cash provided by operating activities                     152.3         236.7
                                                                             -------       -------

Cash flows from investing activities:
   Purchases of property, plant and equipment                                  (22.8)        (16.1)
   Purchases of marketable securities                                         (723.6)          -
   Proceeds from marketable securities                                         562.2           -
                                                                             -------       -------
                 Net cash used for investing activities                       (184.2)        (16.1)
                                                                             -------       -------

Cash flows from financing activities:
   Increase (decrease) in short-term debt                                        2.0         (10.4)
   Issuance of treasury stock                                                    0.4           0.1
   Proceeds from employee stock plans                                           34.5          13.1
                                                                             -------       -------
                 Net cash provided by financing activities                      36.9           2.8
                                                                             -------       -------

Effect of exchange rate changes on cash                                          0.2           1.1
                                                                             -------       -------

Net  increase in cash and cash equivalents                                       5.2         224.5
Cash and cash equivalents - beginning of period                                744.6         497.7
                                                                             -------       -------

Cash and cash equivalents - end of period                                    $ 749.8       $ 722.2
                                                                             =======       =======

See notes to consolidated condensed financial statements.

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   BASIS OF PRESENTATION

     The accompanying interim consolidated condensed financial statements are unaudited; however, in the opinion of management of Lexmark International, Inc. (together with its subsidiaries, the "company"), all adjustments (which comprise only normal and recurring accruals) necessary for a fair presentation of the interim financial results have been included. The results for the interim periods are not necessarily indicative of results to be expected for the entire year. These financial statements and notes should be read in conjunction with the company's audited annual consolidated financial statements for the year ended December 31, 2003.

2.   STOCK-BASED COMPENSATION (In millions, except per share amounts)

     The company accounts for its stock-based employee compensation plans under APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation cost is reflected in net earnings as all options granted have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table is provided in accordance with the disclosure requirements of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure - and Amendment of SFAS 123, and illustrates the effect on net earnings and earnings per share if the company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

                                                                                 Three Months Ended
                                                                                      March 31
                                                                              -------------------------
                                                                                2004             2003
                                                                                ----             ----


     Net earnings, as reported                                                 $121.0          $  94.6

     Deduct:  Total stock-based employee compensation expense
         determined  under fair value based method for  all awards,
         net of related tax effects                                             (11.4)           (10.6)
                                                                               ------          -------

     Pro forma net income                                                      $109.6          $  84.0
                                                                               ======          =======

     Net earnings per share:
          Basic - as reported                                                  $ 0.93          $  0.74
          Basic - pro forma                                                    $ 0.85          $  0.66

          Diluted - as reported                                                $ 0.91          $  0.73
          Diluted - pro forma                                                  $ 0.82          $  0.65


3.   INVENTORIES
     (Dollars in millions)

     Inventories consist of the following:

                                                      March 31     December 31
                                                        2004          2003
                                                     ----------    -----------
     Work in process                                   $137.0        $139.4
     Finished goods                                     306.0         297.6
                                                       ------        ------
                                                       $443.0        $437.0
                                                       ======        ======


4.   AGGREGATE WARRANTY LIABILITY (Dollars in millions)

     Changes in the company's aggregate warranty liability, which includes both warranty and extended warranty (deferred revenue), are presented below.

                          ------------------------------------------------------------------------------
                                                                                    2004         2003
                          ------------------------------------------------------------------------------
                            Balance at January 1                                   $172.7       $147.0

                            Accruals for warranties issued                           61.3         52.7

                            Accruals related to pre-existing warranties
                                (including amortization of deferred revenue
                                for extended warranties and changes in              (14.5)        (8.5)
                                estimates)

                            Settlements made (in cash or in kind)                   (42.7)       (45.0)
                         -------------------------------------------------------------------------------

                            Balance at March 31                                    $176.8       $146.2
                         -------------------------------------------------------------------------------

     Both warranty and the short-term portion of extended warranty are included on the accrued liabilities line in the Consolidated Condensed Statements of Financial Position. The long-term portion of extended warranty is included on the other liabilities line in the Consolidated Condensed Statements of Financial Position.

5.   OTHER COMPREHENSIVE EARNINGS (LOSS)
     (Dollars in millions)

       Comprehensive earnings, net of taxes, consists of the following:

                                                                       Three Months Ended
                                                                            March 31
                                                                     ----------------------
                                                                       2004          2003
                                                                       ----          ----
     Net earnings                                                     $121.0         $94.6
     Other comprehensive earnings (loss):
         Foreign currency translation adjustment                         0.2           2.6
         Cash flow hedging, net of reclassifications                    22.4          (2.2)
         Minimum pension liability adjustment                           (1.6)          0.5
                                                                      ------         -----

     Comprehensive earnings                                           $142.0         $95.5
                                                                      ======         =====


Accumulated other comprehensive earnings (loss) consists of the following:

                                                                                             Accumulated
                                                                               Minimum          Other
                                               Translation     Cash Flow       Pension      Comprehensive
                                               Adjustment        Hedges       Liability    Earnings (Loss)
                                               ---------       ---------      ---------    ---------------
     Balance, December 31, 2003                  $(15.2)        $(36.5)       $(144.8)         $(196.5)
     First quarter 2004 change                      0.2           22.4           (1.6)            21.0
                                                 ------         ------        -------          -------
     Balance, March 31, 2004                     $(15.0)        $(14.1)       $(146.4)         $(175.5)
                                                 ======         ======        =======          =======


6.   EARNINGS PER SHARE (EPS)
     (In millions, except per share amounts)

     The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations:

                                                                                     Three Months Ended
                                                                                          March 31
                                                                                    ---------------------
                                                                                     2004          2003
                                                                                     ----          ----
     Numerator:
     Net earnings                                                                   $121.0         $94.6
                                                                                    ======         =====

     Denominator:
       Weighted average shares used
         to compute basic EPS                                                        129.6         127.1

       Effect of dilutive securities
         Stock options                                                                 3.5           3.1
                                                                                    ------         -----

       Weighted average shares used
         to compute diluted EPS                                                      133.1         130.2
                                                                                    ======         =====

       Basic net EPS                                                                $ 0.93         $0.74
       Diluted net EPS                                                              $ 0.91         $0.73


     Options to purchase an additional 1.3 million and 1.7 million shares of Class A common stock for the three month periods ended March 31, 2004 and 2003, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been antidilutive.

7.   EMPLOYEE PENSION AND POSTRETIREMENT PLANS

     The components of the net periodic benefit cost for both the pension and postretirement plans for the three month periods ended March 31, 2004 and 2003, were as follows:


                                                                                    Other Postretirement
                                                         Pension Benefits                 Benefits
       ----------------------------------------------------------------------------------------------------
                                                        2004        2003              2004         2003
                                                     -----------------------       ------------------------
         Service cost                                  $  3.8     $  3.3             $  0.5      $  0.7
         Interest cost                                   10.6       10.0                0.8         0.8
         Expected return on plan assets                 (13.1)     (11.8)               -           -
         Amortization of prior service (benefit)/cost    (0.1)      (0.3)              (0.1)        -
         Amortization of net loss                         3.0        1.6                0.1         -
         Settlement or curtailment losses (gains)         -          -                  -           -
       ----------------------------------------------------------------------------------------------------
       Net periodic benefit cost                       $  4.2     $  2.8             $  1.3      $  1.5
       ----------------------------------------------------------------------------------------------------


     The company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute approximately $45 million to its pension and postretirement plans in 2004. As of March 31, 2004, approximately $28 million of contributions have been made, principally related to European pension plans. The company presently anticipates contributing an additional $17 million, primarily to fund its European pension plans in 2004.

8.   SEGMENT DATA

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

     The following table includes information about the company's reportable segments:


                                                  Three Months Ended
                                                        March 31
                                              ----------------------------
                                                 2004              2003
                                                 ----              ----
     Revenue:
        Business                              $  673.0          $   632.0
        Consumer                                 583.0              475.9
        All other                                  -                  -
                                              --------          ---------
        Total revenue                         $1,256.0          $ 1,107.9
                                              ========          =========

     Operating income/(loss):
        Business                              $  174.8          $   164.4
        Consumer                                  73.3               40.3
        All other                                (82.9)             (76.1)
                                              --------          ---------
        Total operating income/(loss)         $  165.2          $   128.6
                                              ========          =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations(Unaudited)

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

Results of Operations
---------------------

Consolidated  revenue  for the three  months  ended  March 31,  2004 was  $1,256 million,  an  increase  of 13% over  the same  period  of 2003.  Revenue  in the business market segment was $673 million for the first quarter of 2004 and increased 6% over the same period of 2003. This growth was principally due to increases in unit volumes. Revenue in the consumer market segment was $583 million for the first quarter of 2004 and increased 22% over the same period of 2003. This growth was also principally due to increases in unit volumes, somewhat offset by lower prices. Total U.S. revenue increased $54 million or 11% and international revenue, including exports from the U.S., increased $94 million or 16%.

Consolidated gross profit was $411 million for the first three months of 2004, an increase of 15% from the same period of 2003. Gross profit as a percentage of revenue for the quarter ended March 31, 2004 increased to 32.7% from 32.1% in the first quarter of 2003, an increase of 0.6 percentage point. The improvement in the gross profit margin was principally due to improved product margins (1.8 percentage points), somewhat offset by a higher mix of printer revenue (1.2 percentage points).

Total operating expense was $246 million for the quarter ended March 31, 2004 compared to $228 million for the same period of 2003. Operating expense as a percentage of revenue for the quarter was 19.6% compared to 20.5% for the corresponding period in 2003. The 0.9 percentage point decrease was primarily due to revenue growing at a faster rate than selling, general and administrative expense.

Consolidated operating income was $165 million for the first quarter of 2004 and increased 29% from 2003. The increase in the consolidated operating income was due to a $55 million increase in gross profit, partially offset by an $18 million increase in operating expense. Operating income for the business market segment increased $10 million in the first three months of 2004, compared to the same period in the prior year, primarily due to increased unit sales. Operating income for the consumer market segment increased $33 million in the first quarter of 2004, compared to the first quarter of 2003, principally due to supplies revenue growth.

Non-operating expenses declined $2 million in the first three months of 2004, compared to the same period in 2003. The decrease was principally due to additional interest income in 2004 as a result of the company's cash and marketable securities investments.

Net earnings for the first quarter of 2004 were $121 million, compared to $95 million in the first quarter of 2003. The increase in net earnings was due to the improved operating income and lower non-operating expenses, offset slightly by an increase in the effective income tax rate. The effective income tax rate was 27.5% in 2004 as compared to 26.0% in 2003. The increase in the effective income tax rate was primarily due to the expiration of favorable tax laws and geographical shifts in earnings.

Basic net earnings per share were $0.93 the first quarter of 2004 compared to $0.74 in the corresponding period in 2003. Diluted net earnings per share were $0.91 in the first quarter of 2004, compared to $0.73 in 2003, an increase of 25%. This increase was primarily due to the increase in net earnings.

Financial Condition
-------------------

The company's financial position remains strong at March 31, 2004, with working capital of $1,450 million compared to $1,261 million at December 31, 2003. At March 31, 2004, the company had outstanding $3 million of short-term debt and $149 million of long-term debt. The debt to total capital ratio was 8% at March 31, 2004, unchanged from December 31, 2003. The company had no amounts outstanding under its U.S. trade receivables financing program or its revolving credit facility at March 31, 2004.

Cash provided by operating activities for the three months ended March 31, 2004 was $152 million, compared to $237 million in the first quarter of 2003. The decrease in cash flows from operating activities was primarily due to unfavorable cash flow changes in other assets and liabilities accounts and inventories, partially offset by increased earnings. Management believes that cash provided by operations will continue to be sufficient to meet operating and capital needs.

Cash used for investing activities for the three months ended March 31, 2004 was $184 million, compared to $16 million for the same period in 2003. The company began investing in marketable securities during the third quarter of 2003. During the first quarter of 2004, the investments in marketable securities resulted in a net use of cash of $161 million. The company spent $23 million on capital expenditures during the first quarter of 2004, compared to $16 million during the same period of 2003. The 2004 capital expenditures were principally related to new product development and infrastructure support. It is anticipated that capital expenditures for 2004 will be approximately $200 million and are expected to be funded through cash from operations.

Cash provided by financing activities was $37 million for the three months ended March 31, 2004, compared to $3 million for the same period of 2003. The increase in cash from financing activities was principally due to a $21 million increase in proceeds from employee stock plans during 2004.

As of March 31, 2004, the company's board of directors had authorized a total repurchase of $1.4 billion of its Class A common stock and there was approximately $183 million of share repurchase authority remaining. This repurchase authority allows the company, at management's discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. No shares have been repurchased during the first quarter of 2004. As of March 31, 2004, the company had repurchased approximately 34.8 million shares at prices ranging from $10.63 per share to $105.38 per share for an aggregate cost of approximately $1.2 billion.

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

o The company's performance depends in part upon its ability to successfully forecast the timing and extent of customer demand and manage worldwide distribution and inventory levels of the company and its resellers. Unexpected fluctuations in reseller inventory levels could disrupt ordering patterns and may adversely affect the company's financial results. In addition, the financial failure or loss of a key customer or reseller could have a material adverse impact on the company's financial results. The company must also be able to address production and supply constraints, particularly delays or disruptions in the supply of key components necessary for production, including without limitation component shortages due to increasing global demand in the company's industry and other industries. Such delays, disruptions or shortages may result in lost revenue or in the company incurring additional costs to meet customer demand. The company's future operating results and its ability to effectively grow or maintain its market share may be adversely affected if it is unable to address these issues on a timely basis.

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

o The company's effective tax rate could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates. In addition, the amount of income tax the company pays is subject to ongoing audits in various jurisdictions and a material assessment by a taxing authority could adversely affect the company's profitability.

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

o Unfavorable global economic conditions may adversely impact the company's future operating results. Since the second quarter of 2001, the company has experienced weak markets for its products. Although the company has seen some indications of market improvement, continued softness in these markets and uncertainty about the timing and extent of the global economic downturn by both corporate and consumer purchasers of the company's products could result in lower demand for the company's products. Weakness in demand has resulted in intense price competition and may result in excessive inventory for the company and/or its reseller channel, which may adversely affect sales, pricing, risk of obsolescence and/or other elements of the company's operating results.

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

Interest Rates
--------------

At March 31, 2004, the fair value of the company's senior notes is estimated at $168 million using quoted market prices and yields obtained through independent pricing sources for the same or similar types of borrowing arrangements, taking into consideration the underlying terms of the debt. The fair value of the senior notes exceeded the carrying value as recorded in the Consolidated Condensed Statements of Financial Position at March 31, 2004 by approximately $19 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $2 million at March 31, 2004.

The company has interest rate swaps that serve as a fair value hedge of the company's senior notes. The fair value of the interest rate swaps at March 31, 2004 was an asset of $4 million. Market risk for the interest rate swaps is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $2 million at March 31, 2004.

Foreign Currency Exchange Rates
-------------------------------

The company employs a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the company's functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the company is exposed include the euro, the Canadian dollar, the Japanese yen, the British pound and other Asian and South American currencies. Exposures are hedged with foreign currency forward contracts, put options, and call options with maturity dates of less than eighteen months. The potential loss in fair value at March 31, 2004 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $64 million. This loss would be mitigated by corresponding gains on the underlying exposures.

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

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

                           Part II. Other Information

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

          None.


Item 4. Submission of Matters to a Vote of Security Holders


     (a)  The company's Annual Meeting of Stockholders was held on April 22,
          2004.

     (b) At said Annual Meeting, the stockholders voted on the following three proposals:

          (i) The election of four Directors for terms expiring in 2007. The stockholders elected the Directors by the following votes:

                 Director            Votes For           Votes Withheld
                 --------            ---------           --------------

          Frank T. Cary             100,608,160            6,453,602
          Paul J. Curlander         103,486,485            3,575,277
          James F. Hardymon         103,093,463            3,968,299
          Martin D. Walker          101,217,032            5,844,730


          The terms of office of B. Charles Ames, Teresa Beck, William R. Fields, Ralph E. Gomory, Stephen R. Hardis, Robert Holland Jr., Marvin
          L. Mann and Michael J. Maples continued after the meeting.

          (ii) The approval of the company's Senior Executive Incentive Compensation Plan. The stockholders approved such plan by the following votes:


                                                                   Broker
                  Votes For     Votes Against    Abstentions      Non-Vote
                  ---------     -------------    -----------     ----------
                  88,867,511      8,042,683        654,457        9,497,111

          (iii)The ratification of the appointment of PricewaterhouseCoopers LLP ("PwC") as the company's independent auditors for the company's fiscal year ending December 31, 2004. The stockholders ratified the appointment of PwC by the following votes:


                  Votes For         Votes Against          Abstentions
                  ---------         -------------          -----------
                 102,648,548          3,874,043              539,171

Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               A list of exhibits is set forth in the Exhibit Index found on page 18 of this report.

          (b)  Reports on Form 8-K

               A Current Report on Form 8-K dated January 26, 2004 was filed by the company with the Securities and Exchange Commission to announce the company's fourth quarter and full year ended December 31, 2003 financial results.

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

                                         LEXMARK INTERNATIONAL, INC.
                                         (Registrant)



Date:  May 7, 2004                       By:  /s/ Gary D. Stromquist
                                              ----------------------
                                         Gary D. Stromquist
                                         Vice President and Corporate Controller
                                         (Chief Accounting Officer)

                                  EXHIBIT INDEX


Exhibits:

10.1 Form of Agreement pursuant to the company's 2004-2006 Long-Term Incentive Plan. +

10.2 Lexmark International, Inc. Senior Executive Incentive Compensation Plan. +

10.3 Form of Stock Option Agreement pursuant to the company's Stock Incentive Plan. +

31.1 Certification Pursuant to Rule 13a-4(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification  Pursuant to 18 U.S.C.  Section 1350, As Adopted  Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification  Pursuant to 18 U.S.C.  Section 1350, As Adopted  Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.


---------------------------------
+ Indicates management contract or compensatory plan, contract or arrangement.