Form 10-Q
period 2004-06-30
LEXMARK INTERNATIONAL INC /KY/
filed 2004-08-06
CIK 1001288

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  (Mark One)
     |X|         Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Quarterly Period Ended June 30, 2004

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


The registrant had 129,520,133 shares outstanding (excluding shares held in treasury) of Class A common stock, par value $0.01 per share, as of the close of business on July 30, 2004.

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX


                                                                        Page of
                                                                       Form 10-Q
                                                                       ---------
                                     Part I

ITEM 1.  Financial Statements

        CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (Unaudited)
          THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003.............2

        CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION (Unaudited)
          AS OF JUNE 30, 2004 AND DECEMBER 31, 2003............................3

        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
          SIX MONTHS  ENDED JUNE 30, 2004 AND 2003.............................4

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited).....5-9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS (Unaudited)............................10-15

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............16

ITEM 4. CONTROLS AND PROCEDURES...............................................16

                                     Part II

ITEM 1. LEGAL PROCEEDINGS.....................................................17

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES
          OF EQUITY SECURITIES................................................17

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................18

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K......................................18

                         Part I - Financial Information

Item 1.    Financial Statements

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                     (In Millions, Except Per Share Amounts)
                                   (Unaudited)

                                                                       Three Months Ended                Six Months Ended
                                                                             June 30                          June 30
                                                                    ------------------------         ------------------------
                                                                      2004            2003             2004            2003
                                                                      ----            ----             ----            ----
Revenue                                                             $1,247.7        $1,120.2         $2,503.7        $2,228.1
Cost of revenue                                                        807.4           739.4          1,652.6         1,491.1
                                                                    --------        --------         --------        --------
          Gross profit                                                 440.3           380.8            851.1           737.0
                                                                    --------        --------         --------        --------

Research and development                                                76.5            66.7            148.7           128.8
Selling, general and administrative                                    178.0           177.1            351.4           342.6
                                                                    --------        --------         --------        --------
          Operating expense                                            254.5           243.8            500.1           471.4
                                                                    --------        --------         --------        --------

          Operating income                                             185.8           137.0            351.0           265.6

Interest (income)/expense, net                                          (2.3)           (0.1)            (4.6)            0.6
Other                                                                   (0.3)           (0.2)             0.3            (0.2)
                                                                    --------        --------         --------        --------

          Earnings before income taxes                                 188.4           137.3            355.3           265.2

Provision for income taxes                                              51.8            35.6             97.7            68.9
                                                                    --------        --------         --------        --------
          Net earnings                                              $  136.6        $  101.7         $  257.6        $  196.3
                                                                    ========        ========         ========        ========

Net earnings per share:
          Basic                                                     $   1.05        $   0.79         $   1.98        $   1.54
                                                                    ========        ========         ========        ========

          Diluted                                                   $   1.02        $   0.77         $   1.93        $   1.50
                                                                    ========        ========         ========        ========


Shares used in per share calculation:
          Basic                                                        130.3           127.9            130.0           127.5
                                                                    ========        ========         ========        ========

          Diluted                                                      134.0           131.6            133.5           130.9
                                                                    ========        ========         ========        ========



See notes to consolidated condensed financial statements.


                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                         (In Millions, Except Par Value)
                                   (Unaudited)



                                                                                                 June 30          December 31
                                                                                                   2004               2003
                                                                                                ----------        -----------

ASSETS
Current assets:
        Cash and cash equivalents                                                               $    820.7         $    744.6
        Marketable securities                                                                        586.5              451.5
        Trade receivables, net of allowance of  $44.4 in 2004 and $48.1 in 2003                      572.5              615.4
        Inventories                                                                                  512.0              437.0
        Prepaid expenses and other current assets                                                    220.4              195.3
                                                                                                ----------         ----------
               Total current assets                                                                2,712.1            2,443.8


Property, plant and equipment, net                                                                   713.9              715.9
Other assets                                                                                         314.1              290.7
                                                                                                ----------         ----------
              Total assets                                                                      $  3,740.1         $  3,450.4
                                                                                                ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Short-term debt                                                                         $      3.1         $      1.1
        Accounts payable                                                                             494.3              465.7
        Accrued liabilities                                                                          665.5              716.5
                                                                                                ----------         ----------
              Total current liabilities                                                            1,162.9            1,183.3

Long-term debt                                                                                       149.4              149.3
Other liabilities                                                                                    479.0              474.8
                                                                                                ----------         ----------
              Total liabilities                                                                    1,791.3            1,807.4
                                                                                                ----------         ----------

Stockholders' equity:
        Preferred stock, $.01 par value, 1.6 shares authorized;
             no shares issued and outstanding                                                          -                  -
        Common stock, $.01 par value:
              Class A, 900.0 shares authorized; 129.6 and
                128.6 shares outstanding in 2004 and 2003, respectively                                1.6                1.6
              Class B, 10.0 shares authorized; no shares issued and outstanding                        -                  -
        Capital in excess of par                                                                   1,047.5              956.4
        Retained earnings                                                                          2,352.6            2,095.0
        Treasury stock, at cost; 35.1 and 34.5 shares in 2004
          and 2003, respectively                                                                  (1,281.9)          (1,213.5)
        Accumulated other comprehensive loss                                                        (171.0)            (196.5)
                                                                                                ----------         ----------
              Total stockholders' equity                                                           1,948.8            1,643.0
                                                                                                ----------         ----------
              Total liabilities and stockholders' equity                                        $  3,740.1         $  3,450.4
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

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (In Millions)
                                   (Unaudited)



                                                                                                    Six Months Ended
                                                                                                        June 30
                                                                                               -------------------------
                                                                                                 2004             2003
                                                                                                 ----             ----
Cash flows from operating activities:
    Net earnings                                                                               $ 257.6          $ 196.3
        Adjustments to reconcile net earnings to net cash
            provided by operating activities:
              Depreciation and amortization                                                       67.0             73.3
              Deferred taxes                                                                       4.9             (6.6)
              Other                                                                                5.6             15.4
                                                                                               -------          -------
                                                                                                 335.1            278.4
              Change in assets and liabilities:
                Trade receivables                                                                 42.9             31.4
                Inventories                                                                      (75.0)            16.9
                Accounts payable                                                                  28.6             26.4
                Accrued liabilities                                                              (51.0)           (36.4)
                Tax benefits from employee stock plans                                            32.5             21.1
                Other assets and liabilities                                                     (27.3)            57.8
                                                                                               -------          -------
                  Net cash provided by operating activities                                      285.8            395.6
                                                                                               -------          -------

Cash flows from investing activities:
    Purchases of property, plant and equipment                                                   (63.7)           (32.3)
    Purchases of marketable securities                                                        (1,003.3)             -
    Proceeds from marketable securities                                                          868.3              -
    Other                                                                                          -                0.7
                                                                                               -------          -------
                  Net cash used for investing activities                                        (198.7)           (31.6)
                                                                                               -------          -------

Cash flows from financing activities:
    Increase (decrease) in short-term debt                                                         2.0            (12.3)
    Issuance of treasury stock                                                                     1.1              0.9
    Purchase of treasury stock                                                                   (69.5)             -
    Proceeds from employee stock plans                                                            56.3             34.3
    Other                                                                                         (0.1)             -
                                                                                               -------          -------
                  Net cash (used for) provided by financing activities                           (10.2)            22.9
                                                                                               -------          -------

Effect of exchange rate changes on cash                                                           (0.8)             2.9
                                                                                               -------          -------

Net increase in cash and cash equivalents                                                         76.1            389.8
Cash and cash equivalents - beginning of period                                                  744.6            497.7
                                                                                               -------          -------

Cash and cash equivalents - end of period                                                      $ 820.7          $ 887.5
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

2.   STOCK-BASED COMPENSATION
     (In millions, except per share amounts)

     The company accounts for its stock-based employee compensation plans under APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation cost is reflected in net earnings as all options granted have an exercise price at least equal to the market value of the underlying common stock on the date of grant. The following table is provided in accordance with the disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS 123, and illustrates the effect on net earnings and earnings per share if the company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.


                                                                  Three Months                        Six Months
                                                                     Ended                               Ended
                                                                    June 30                             June 30
                                                            -----------------------            -----------------------

                                                              2004            2003              2004             2003
                                                              ----            ----              ----             ----

     Net earnings, as reported                               $136.6          $101.7            $257.6           $196.3

     Deduct:  Total stock-based employee
       compensation expense determined
       under fair value based method for all
       awards, net of related tax effects                     (11.1)          (10.4)            (22.5)           (21.0)
                                                             ------          ------            ------           ------
     Pro forma net income                                    $125.5          $ 91.3            $235.1           $175.3
                                                             ======          ======            ======           ======

     Net earnings per share:
        Basic - as reported                                  $ 1.05          $ 0.79            $ 1.98           $ 1.54
        Basic - pro forma                                    $ 0.96          $ 0.71            $ 1.81           $ 1.37

        Diluted - as reported                                $ 1.02          $ 0.77            $ 1.93           $ 1.50
        Diluted - pro forma                                  $ 0.94          $ 0.69            $ 1.76           $ 1.34


3.   INVENTORIES
     (Dollars in millions)

     Inventories consist of the following:
                                                                  June 30                        December 31
                                                                    2004                            2003
                                                                 ---------                       -----------
     Work in process                                              $156.2                           $139.4
     Finished goods                                                355.8                            297.6
                                                                  ------                           ------
                                                                  $512.0                           $437.0
                                                                  ======                           ======

4.   AGGREGATE WARRANTY LIABILITY
     (Dollars in millions)

     Changes in the company's aggregate warranty liability, which includes both warranty and extended warranty (deferred revenue), are presented below.


                            -----------------------------------------------------------------------------
                                                                                   2004         2003
                            -----------------------------------------------------------------------------

                            Balance at January 1                                   $172.7       $147.0

                            Accruals for warranties issued                          110.5        110.7

                            Accruals related to pre-existing warranties
                                (including amortization of deferred revenue
                                for extended warranties and changes in              (33.4)       (19.7)
                                estimates)

                            Settlements made (in cash or in kind)                   (82.9)       (83.6)
                            -----------------------------------------------------------------------------

                            Balance at June 30                                     $166.9       $154.4
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

5.   STOCKHOLDER'S EQUITY

     As of June 30, 2004, the company's board of directors had authorized a total repurchase of $1.4 billion of its Class A common stock, of which approximately $113 million is remaining. This repurchase authority allows the company, at management's discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During the second quarter of 2004, the company repurchased approximately 0.8 million shares, at a cost of approximately $70 million, pursuant to a share repurchase program in compliance with Securities and Exchange Commission Rule 10b5-1 and Rule 10b-18 of the Securities and Exchange Act of 1934. No shares were repurchased during the first quarter of 2004. As of June 30, 2004, the company had repurchased approximately 35.5 million shares for an aggregate cost of approximately $1.3 billion.

6.   OTHER COMPREHENSIVE EARNINGS (LOSS)
     (Dollars in millions)

     Comprehensive earnings, net of taxes, consists of the following:


                                                                  Three Months Ended                 Six Months Ended
                                                                        June 30                           June 30
                                                                 ----------------------            --------------------
                                                                  2004            2003              2004          2003
                                                                  ----            ----              ----          ----
      Net earnings                                               $136.6          $101.7            $257.6        $196.3
      Other comprehensive earnings (loss):
          Foreign currency translation adjustment                  (3.1)           12.7              (2.9)         15.3
          Cash flow hedging, net of reclassifications               6.8             0.3              29.2          (1.9)
          Minimum pension liability adjustment                      0.8            (0.5)             (0.8)          -
                                                                 ------          ------            ------        ------

      Comprehensive earnings                                     $141.1          $114.2            $283.1        $209.7
                                                                 ======          ======            ======        ======

      Accumulated other comprehensive loss consists of the following:

                                                                                                             Accumulated
                                                                                         Minimum                Other
                                               Translation          Cash Flow            Pension            Comprehensive
                                               Adjustment             Hedges            Liability               Loss
                                               -----------          ---------           ---------           -------------
     Balance, December 31, 2003                  $(15.2)              $(36.5)            $(144.8)              $(196.5)
     First quarter 2004 change                      0.2                 22.4                (1.6)                 21.0
                                                 ------               ------             -------               -------
     Balance, March 31, 2004                      (15.0)               (14.1)             (146.4)               (175.5)
     Second quarter 2004 change                    (3.1)                 6.8                 0.8                   4.5
                                                 ------               ------             -------               -------
     Balance, June 30, 2004                      $(18.1)              $ (7.3)            $(145.6)              $(171.0)
                                                 ======               ======             =======               =======

7.   EARNINGS PER SHARE (EPS)
     (In millions, except per share amounts)

     The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations:


                                                          Three Months Ended                  Six Months Ended
                                                               June 30                              June 30
                                                      -----------------------              -----------------------
                                                        2004            2003                2004             2003
                                                        ----            ----                ----             ----
       Numerator:
          Net earnings                                $136.6           $101.7              $257.6           $196.3
                                                      ======           ======              ======           ======

       Denominator:
          Weighted average shares used
            to compute basic EPS                       130.3            127.9               130.0            127.5

          Effect of dilutive securities
            Stock options                                3.7              3.7                 3.5              3.4
                                                      ------           ------              ------           ------

          Weighted average shares used
            to compute diluted EPS                     134.0            131.6               133.5            130.9
                                                      ======           ======              ======           ======

          Basic net EPS                                $1.05           $ 0.79              $ 1.98           $ 1.54
          Diluted net EPS                              $1.02           $ 0.77              $ 1.93           $ 1.50


     Options to purchase an additional 1.3 million and 1.4 million shares of Class A common stock for the three and six month periods ended June 30, 2004 and June 30, 2003, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would be antidilutive.

8.   EMPLOYEE PENSION AND POSTRETIREMENT PLANS

     The components of the net periodic benefit cost for both the pension and postretirement plans were as follows:


                                                                  Three Months Ended               Six Months Ended
     Pension Benefits:                                                  June 30                        June 30
                                                                ---------------------           ---------------------
                                                                  2004           2003             2004          2003
                                                                  ----           ----             ----          ----
     Service cost                                               $  3.6         $  3.4           $  7.4         $  6.7
     Interest cost                                                 9.9            9.9             20.5           19.9
     Expected return on plan assets                              (12.8)         (11.9)           (25.9)         (23.7)
     Amortization of prior service (benefit)                      (1.1)          (0.3)            (1.2)          (0.6)
     Amortization of net loss                                      1.6            1.7              4.6            3.3
     Settlement or curtailment losses                              -              0.4              -              0.4
                                                                ------         ------           ------         ------
     Net periodic benefit cost                                  $  1.2         $  3.2           $  5.4         $  6.0
                                                                ======         ======           ======         ======



                                                                  Three Months Ended                Six Months Ended
     Other Postretirement Benefits:                                     June 30                        June 30
                                                                ---------------------           ---------------------
                                                                  2004           2003             2004          2003
                                                                  ----           ----             ----          ----
     Service cost                                               $  0.5         $  0.7           $  1.0         $  1.4
     Interest cost                                                 0.8            0.9              1.6            1.7
     Amortization of prior service (benefit)                       -             (0.2)            (0.1)          (0.2)
     Amortization of net loss                                      -              0.1              0.1            0.1
                                                                ------         ------           ------         ------
     Net periodic benefit cost                                  $  1.3         $  1.5           $  2.6         $  3.0
                                                                ======         ======           ======         ======

     As discussed in Note 10 of the Notes to Consolidated Condensed Financial Statements, FASB Staff Position No. 106-2 ("FSP 106-2"), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the "Act"), is effective for the first interim or annual period beginning after June 15, 2004. The company is eligible to receive the subsidy but only for a limited number of retired individuals who are receiving benefits under a plan provision that is no longer offered to employees. The effects of the Act are not significant for the company and therefore, will be incorporated at the next regular plan measurement date of January 1, 2005.

     The company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute approximately $45 million to its pension and postretirement plans in 2004. As of June 30, 2004, approximately $30 million of contributions had been made, and in July 2004 the company contributed approximately $14 million to its European pension plans. The company presently anticipates contributing an additional $5 million during the remainder of 2004, for a total of $49 million.

9.   SEGMENT DATA

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

     The following table includes information about the company's reportable segments:


                                               Three Months Ended                  Six Months Ended
                                                    June 30                            June 30
                                            ------------------------           -------------------------
                                               2004            2003               2004             2003
                                               ----            ----               ----             ----
       Revenue:
          Business                          $  682.7        $  658.9           $1,355.7         $1,290.9
          Consumer                             565.0           461.3            1,148.0            937.2
          All other                              -               -                  -                -
                                            --------        --------           --------         --------
          Total revenue                     $1,247.7        $1,120.2           $2,503.7         $2,228.1
                                            ========        ========           ========         ========

       Operating income/(loss):
          Business                          $  187.2        $  170.6           $  362.0         $  335.0
          Consumer                              87.8            47.2              161.1             87.5
          All other                            (89.2)          (80.8)            (172.1)          (156.9)
                                            --------        --------           --------         --------
          Total operating income/(loss)     $  185.8        $  137.0           $  351.0         $  265.6
                                            ========        ========           ========         ========

10.  NEW ACCOUNTING STANDARDS

     In May 2004, the Financial Accounting Standards Board ("FASB") issued FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the "Act"). The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of post-retirement health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP 106-2 supercedes FSP 106-1, which was issued in January 2004 and permitted a sponsor of a post-retirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act until more authoritative guidance on the accounting for the federal subsidy was issued. The company elected to defer accounting for the effects of the Act under FSP 106-1. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. The company has evaluated the provisions of FSP 106-2 and concluded that it will not have a material impact on the company's financial position, results of operations and cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES


Results of Operations
---------------------

Consolidated  revenue  for the  three  months  ended  June 30,  2004 was  $1,248 million, an increase of 11% over the same period of 2003. Revenue in the business market segment was $683 million for the second quarter of 2004 and increased 4% over the same period of 2003. This growth was principally due to increases in unit volumes. Revenue in the consumer market segment was $565 million for the second quarter of 2004 and increased 23% over the same period of 2003. This growth was also principally due to increases in unit volumes. Total U.S. revenue increased $37 million or 7% and international revenue, including exports from the U.S., increased $91 million or 15%.

For the six months ended June 30, 2004, consolidated revenue was $2,504 million, an increase of 12% over the same period of 2003. Revenue in the business market segment was $1,356 million for the first six months of 2004 and increased 5% over the same period of 2003. This growth was principally due to increases in unit volumes. Revenue in the consumer market segment was $1,148 million for the first half of 2004 and increased 23% over the same period of 2003. This growth was also principally due to increases in unit volumes. Total U.S. revenue increased $91 million or 9% and international revenue, including exports from the U.S., increased $185 million or 15%.

Consolidated gross profit was $440 million for the second quarter of 2004, an increase of 16% from the same period of 2003. For the six months ended June 30, 2004, consolidated gross profit was $851 million, an increase of 15% from the same period of 2003. Gross profit as a percentage of revenue for the quarter ended June 30, 2004 increased to 35.3% from 34.0% in the second quarter of 2003, an increase of 1.3 percentage points. Gross profit as a percentage of revenue for the six months ended June 30, 2004 increased to 34.0% from 33.1% in the same period of 2003, an increase of 0.9 percentage points. The improvement in the gross profit margin for both the three and six month periods of 2004 over the same periods of 2003 was principally due to improved product margins (2.2 and 2.0 percentage points, respectively), partially offset by a negative mix among products (0.9 and 1.0 percentage points, respectively).

Total operating expense was $254 million for the quarter ended June 30, 2004 compared to $244 million for the same period of 2003. Total operating expense was $500 million for the six months ended June 30, 2004 compared to $471 million for the same period of 2003. Operating expense as a percentage of revenue for the quarter was 20.4% compared to 21.8% for the corresponding period in 2003. Operating expense as a percentage of revenue for the first half of 2004 was 20.0% compared to 21.2% for the corresponding period of 2003. The decrease in the operating expense as a percentage of revenue for both periods in 2004 was primarily due to revenue growing at a faster rate than selling, general and administrative expense, slightly offset by higher research and development spending.

Consolidated operating income was $186 million for the second quarter of 2004 and increased 36% from 2003. The increase in the consolidated operating income was due to a $59 million increase in gross profit, partially offset by an $11 million increase in operating expense. Operating income for the business market segment increased $17 million in the second quarter of 2004, compared to the same period in the prior year. Operating income for the consumer market segment increased $41 million in the second quarter of 2004, compared to the second quarter of 2003. The increases in operating income for both the business and consumer market segments were principally due to improvements in the gross profit for those segments.

For the six months ended June 30, 2004, consolidated operating income was $351 million and increased

32% from 2003. The increase in consolidated operating income was due to a $114 million increase in gross profit, partially offset by a $29 million increase in operating expense. Operating income for the business market segment increased $27 million in the first half of 2004, compared to the same period in the prior year. Operating income for the consumer market segment increased $74 million in the first six months of 2004, compared to the same period in 2003. The increases in operating income for both the business and consumer market segments were primarily due to improvements in the gross profit for those segments.

Non-operating income increased approximately $2 million in the second quarter of 2004, compared to the same period in 2003. Non-operating income increased approximately $5 million in the first half of 2004, compared to the prior year. These increases were principally due to additional interest income in 2004 as a result of an increase in the level of cash and marketable securities held by the company.

Net earnings for the second quarter of 2004 were $137 million, compared to $102 million in the second quarter of 2003. Net earnings for the first half of 2004 were $258 million compared to $196 million for the first half of 2003. The increase in net earnings for both periods was principally due to the improved operating income, offset slightly by an increase in the effective income tax rate. The effective income tax rate was 27.5% in 2004 as compared to 26.0% in 2003. The increase in the effective income tax rate was primarily due to the expiration of favorable tax laws and geographical shifts in earnings.

Basic net earnings per share were $1.05 for the second quarter of 2004 compared to $0.79 in the corresponding period in 2003. Diluted net earnings per share were $1.02 in the second quarter of 2004, compared to $0.77 in 2003, an increase of 32%. Basic net earnings per share were $1.98 for the first six months of 2004 compared to $1.54 in the corresponding period in 2003. Diluted net earnings per share were $1.93 for the first six months of 2004 compared to $1.50 in 2003, an increase of 29%. These increases were primarily due to the increases in net earnings.

Financial Condition
-------------------

The company's financial position remains strong at June 30, 2004, with working capital of $1,549 million compared to $1,261 million at December 31, 2003. At June 30, 2004, the company had outstanding $3 million of short-term debt and $149 million of long-term debt. The debt to total capital ratio was 7% at June 30, 2004, compared to 8% at December 31, 2003. The company had no amounts outstanding under its U.S. trade receivables financing program or its revolving credit facility at June 30, 2004.

Cash provided by operating activities for the six months ended June 30, 2004 was $286 million, compared to $396 million for the same period of 2003. The decrease in cash flows from operating activities was primarily due to unfavorable cash flow changes in inventories and other assets and liabilities accounts, partially offset by increased earnings. Management believes that cash provided by operations will continue to be sufficient to meet operating and capital needs.

Cash used for investing activities for the six months ended June 30, 2004 was $199 million, compared to $32 million for the same period in 2003. The company began investing in marketable securities during the third quarter of 2003. During the first six months of 2004, the investments in marketable securities resulted in a net use of cash of $135 million. During July 2004, the company invested an additional $400 million in marketable securities. The company spent $64 million on capital expenditures during the first half of 2004, compared to $32 million during the same period of 2003. The capital expenditures for the first six months of 2004 were principally related to infrastructure support, new product development and manufacturing capacity expansion. It is anticipated that capital expenditures for 2004 will be approximately $200 million and are expected to be funded through cash from operations.

Cash used for financing activities was $10 million for the six months ended June 30, 2004, compared to $23 million cash provided by financing activities for the same period of 2003. The $33 million decrease in cash from financing activities was principally due to the purchase of $70 million of treasury stock in 2004 compared to no purchases in 2003, offset somewhat by a $22 million increase in proceeds from employee stock plans during 2004.

As of June 30, 2004, the company's board of directors had authorized a total repurchase of $1.4 billion of its Class A common stock, of which approximately $113 million is remaining. This repurchase authority allows the company, at management's discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During the second quarter of 2004, the company repurchased approximately 0.8 million shares, at a cost of approximately $70 million, pursuant to a share repurchase program in compliance with Securities and Exchange Commission Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934. No shares were repurchased during the first quarter of 2004. As of June 30, 2004, the company had repurchased approximately 35.5 million shares for an aggregate cost of approximately $1.3 billion.

New Accounting Standards
------------------------

In May 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. 106-2 ("FSP 106-2"), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the "Act"). The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of post-retirement health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP 106-2 supercedes FSP106-1, which was issued in January 2004 and permitted a sponsor of a post-retirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act until more authoritative guidance on the accounting for the federal subsidy was issued. The company elected to defer accounting for the effects of the Act under FSP 106-1. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. The company has evaluated the provisions of FSP 106-2 and concluded that it will not have a material impact on the company's financial position, results of operations and cash flows.

Factors That May Affect Future Results and Information Concerning Forward -
---------------------------------------------------------------------------
Looking Statements
------------------

Statements contained in this report which are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the company. There can be no assurance that future developments affecting the company will be those anticipated by management, and there are a number of factors that could adversely affect the company's future operating results or cause the company's actual results to differ materially from the estimates or expectations reflected in such forward-looking statements, including without limitation, the factors set forth below:

o The introduction of products by the company or its competitors, or delays in customer purchases of existing products in anticipation of new product introductions by the company or its competitors and market acceptance of new products and pricing programs, any disruption in the supply of new or existing products due to quality issues, the reaction of competitors to any such new products or programs, the life cycles of the company's products, as well as delays in product development and manufacturing, and variations in the cost of component parts, may impact sales, may cause a buildup in the company's inventories, make the transition from current products to new products difficult and could adversely affect the company's future operating results. The competitive pressure to develop technology and products and to increase marketing expenditures also could cause significant changes in the level of the company's operating expenses.

o The company's performance depends in part upon its ability to successfully forecast the timing and extent of customer demand and manage worldwide distribution and inventory levels of the company and its resellers. Unexpected fluctuations in reseller inventory levels could disrupt ordering patterns and may adversely affect the company's financial results. In addition, the financial failure or loss of a key customer or reseller could have a material adverse impact on the company's financial results. The company must also be able to address production and supply constraints, including product disruptions caused by quality issues, and delays or disruptions in the supply of key components necessary for production, including without limitation component shortages due to increasing global demand in the company's industry and other industries. Such delays, disruptions or shortages may result in lost revenue or in the company incurring additional costs to meet customer demand. The company's future operating results and its ability to effectively grow or maintain its market share may be adversely affected if it is unable to address these issues on a timely basis.

o Unfavorable global economic conditions may adversely impact the company's future operating results. Since the second quarter of 2001, the company has experienced weak markets for its products. Although the company has seen some indications of market improvement, continued softness in these markets and uncertainty about global economic conditions could result in lower demand for the company's products. Weakness in demand has resulted in intense price competition and may result in excessive inventory for the company and/or its reseller channel, which may adversely affect sales, pricing, risk of obsolescence and/or other elements of the company's operating results.

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

Interest Rates
--------------

At June 30, 2004, the fair value of the company's senior notes is estimated at $162 million using quoted market prices and yields obtained through independent pricing sources for the same or similar types of borrowing arrangements, taking into consideration the underlying terms of the debt. The fair value of the senior notes exceeded the carrying value as recorded in the Consolidated Condensed Statements of Financial Position at June 30, 2004 by approximately $12 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounted to approximately $2 million at June 30, 2004.

The company has interest rate swaps that serve as a fair value hedge of the company's senior notes. The fair value of the interest rate swaps at June 30, 2004 was a liability of $2.7 million. Market risk for the interest rate swaps is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounted to approximately $2 million at June 30, 2004.

Foreign Currency Exchange Rates
-------------------------------

The company employs a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the company's functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the company is exposed include the euro, the Canadian dollar, the Japanese yen, the British pound and other Asian and South American currencies. Exposures are hedged with foreign currency forward contracts, put options, and call options with maturity dates of less than eighteen months. The potential loss in fair value at June 30, 2004, for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates was approximately $57 million. This loss would be mitigated by corresponding gains on the underlying exposures.

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

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

                           Part II. Other Information



Item 1. Legal Proceedings

See "PART I, Item 3, Legal Proceedings" in the Form 10-K for the fiscal year ended December 31, 2003 for a discussion of legal proceedings affecting the company. The following is an update to that discussion.

On May 24, 2004, the company and Pitney Bowes, Inc. ("PBI") settled the litigation accusing the company of infringing PBI's patent 4,386,272 with the payment by the company to PBI of an immaterial amount. All claims asserted by each party against the other were dismissed with prejudice by Order of the court on May 28, 2004.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

--------------------- ------------- ----------------------- ---------------------------- -------------------------------
                         Total                                Total Number of Shares      Approximate Dollar Value of
                       Number of      Average Price Paid       Purchased as Part of          Shares that May Yet Be
       Period            Shares           per Share          Publicly Announced Plans     Purchased Under the Plans or
                       Purchased                                    or Programs            Programs (in millions) (1)
--------------------- ------------- ----------------------- ---------------------------- -------------------------------
--------------------- ------------- ----------------------- ---------------------------- -------------------------------


April 1-30,  2004       100,000             $92.60                    100,000                        $173.4


--------------------- ------------- ----------------------- ---------------------------- -------------------------------
--------------------- ------------- ----------------------- ---------------------------- -------------------------------


May 1-31, 2004          366,500             $92.42                    366,500                        $139.5


--------------------- ------------- ----------------------- ---------------------------- -------------------------------
--------------------- ------------- ----------------------- ---------------------------- -------------------------------


June 1-30, 2004         283,500             $93.01                    283,500                        $113.1


--------------------- ------------- ----------------------- ---------------------------- -------------------------------
--------------------- ------------- ----------------------- ---------------------------- -------------------------------

Total                   750,000             $92.67                    750,000                         ---

--------------------- ------------- ----------------------- ---------------------------- -------------------------------

(1) As of June 30, 2004, the company's board of directors had authorized a total repurchase of $1.4 billion of its Class A common stock, of which approximately $113 million is remaining. This repurchase authority allows the company, at management's discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During the second quarter of 2004, the company repurchased 750,000 shares, at a cost of approximately $70 million, pursuant to a share repurchase program in compliance with Securities and Exchange Commission Rule 10b5-1 and Rule 10b-18 of the Securities and Exchange Act of 1934. No shares were repurchased during the first quarter of 2004. As of June 30, 2004, the company had repurchased approximately 35.5 million shares for an aggregate cost of approximately $1.3 billion.

Item 4. Submission of Matters to a Vote of Security Holders

        The information required to be reported for the company's Annual Meeting of Stockholders held April 22, 2004 was previously reported by the company in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits:

             A list of exhibits is set forth in the Exhibit Index found on page 20 of this report.

        (b)  Reports on Form 8-K:

             A Current Report on Form 8-K was filed by the company with the Securities and Exchange Commission dated April 19, 2004 to announce the company's first quarter 2004 financial results.

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


                                         Lexmark International, Inc.
                                         (Registrant)



Date: August 6, 2004                     By: /s/ Gary D. Stromquist
                                            -----------------------
                                         Gary D. Stromquist
                                         Vice President and Corporate Controller
                                         (Chief Accounting Officer)

                                  EXHIBIT INDEX


Exhibits:

10.1 Amendment No. 4 to the Lexmark International, Inc. Nonemployee Director Stock Plan, dated as of April 22, 2004. +

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