Form 10-Q
period 2004-09-30
LEXMARK INTERNATIONAL INC /KY/
filed 2004-11-05
CIK 1001288

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  (Mark One)
  |X|           Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
               For the Quarterly Period Ended September 30, 2004

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

                                 (859) 232-2000
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes X No
                                                                  ---  ---

The registrant had 129,087,592 shares outstanding (excluding shares held in treasury) of Class A common stock, par value $0.01 per share, as of the close of business on October 29, 2004.

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX


                                                                        Page of
                                                                       Form 10-Q
                                                                       ---------

                                     Part I

ITEM 1.  Financial Statements

        CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (Unaudited)
           THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003......2

        CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION (Unaudited)
           AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003......................3

        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
           NINE MONTHS  ENDED SEPTEMBER 30, 2004 AND 2003......................4

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)....5-10

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (Unaudited).............................11-16

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............17

ITEM 4. CONTROLS AND PROCEDURES...............................................17

                                     Part II


ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES
         OF EQUITY SECURITIES.................................................18

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................19

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................19

                         Part I - Financial Information

Item 1.    Financial Statements

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                     (In Millions, Except Per Share Amounts)
                                   (Unaudited)

                                                                Three Months Ended                 Nine Months Ended
                                                                   September 30                       September 30
                                                          ------------------------------     ------------------------------
                                                              2004              2003             2004              2003
                                                             -----              ----             ----              ----
Revenue                                                     $1,266.2          $1,157.1         $3,769.9          $3,385.2
Cost of revenue                                                819.9             785.7          2,472.5           2,276.8
                                                            --------          --------         --------          --------
      Gross profit                                             446.3             371.4          1,297.4           1,108.4
                                                            --------          --------         --------          --------

Research and development                                        78.3              66.5            227.0             195.3
Selling, general and administrative                            183.7             164.4            535.1             507.0
                                                            --------          --------         --------          --------
      Operating expense                                        262.0             230.9            762.1             702.3
                                                            --------          --------         --------          --------

      Operating income                                         184.3             140.5            535.3             406.1

Interest (income)/expense, net                                  (4.1)             (0.3)            (8.7)              0.3
Other                                                            0.6               -                0.9              (0.2)
                                                            --------          --------         --------          --------

      Earnings before income taxes                             187.8             140.8            543.1             406.0

Provision for income taxes                                      31.7              36.7            129.4             105.6
                                                            --------          --------         --------          --------
      Net earnings                                          $  156.1          $  104.1         $  413.7          $  300.4
                                                            ========          ========         ========          ========

Net earnings per share:
      Basic                                                 $   1.20          $   0.81         $   3.18          $   2.35
                                                            ========          ========         ========          ========

      Diluted                                               $   1.17          $   0.79         $   3.10          $   2.29
                                                            ========          ========         ========          ========


Shares used in per share calculation:
      Basic                                                    129.8             128.5            129.9             127.8
                                                            ========          ========         ========          ========

      Diluted                                                  133.0             131.5            133.4             131.1
                                                            ========          ========         ========          ========


See notes to consolidated condensed financial statements.

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                         (In Millions, Except Par Value)
                                   (Unaudited)


                                                                                               September 30      December 31
                                                                                                   2004             2003
                                                                                              --------------     -----------
ASSETS
Current assets:
       Cash and cash equivalents                                                               $   534.3          $   744.6
       Marketable securities                                                                       956.8              451.5
       Trade receivables, net of allowance of  $40.1 in 2004 and $48.1 in 2003                     652.9              615.4
       Inventories                                                                                 540.5              437.0
       Prepaid expenses and other current assets                                                   240.0              195.3
                                                                                                --------          ---------
              Total current assets                                                               2,924.5            2,443.8


Property, plant and equipment, net                                                                 738.5              715.9
Other assets                                                                                       301.5              290.7
                                                                                               ---------          ---------
              Total assets                                                                     $ 3,964.5          $ 3,450.4
                                                                                               =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Short-term debt                                                                         $     -            $     1.1
       Accounts payable                                                                            607.3              465.7
       Accrued liabilities                                                                         739.3              716.5
                                                                                               ---------          ---------
              Total current liabilities                                                          1,346.6            1,183.3

Long-term debt                                                                                     149.5              149.3
Other liabilities                                                                                  426.1              474.8
                                                                                               ---------          ---------
              Total liabilities                                                                  1,922.2            1,807.4
                                                                                               ---------          ---------

Stockholders' equity:
       Preferred stock, $.01 par value, 1.6 shares authorized;
            no shares issued and outstanding                                                         -                   -
       Common stock, $.01 par value:
              Class A, 900.0 shares authorized; 129.0 and
                128.6 shares outstanding in 2004 and 2003, respectively                              1.6                1.6
              Class B, 10.0 shares authorized; no shares issued and outstanding                      -                   -
       Capital in excess of par                                                                  1,060.3              956.4
       Retained earnings                                                                         2,508.7            2,095.0
       Treasury stock, at cost; 35.9 and 34.5 shares in 2004
         and 2003, respectively                                                                 (1,354.4)          (1,213.5)
       Accumulated other comprehensive loss                                                       (173.9)            (196.5)
                                                                                               ---------          ---------
              Total stockholders' equity                                                         2,042.3            1,643.0
                                                                                               ---------          ---------
              Total liabilities and stockholders' equity                                       $ 3,964.5          $ 3,450.4
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

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (In Millions)
                                   (Unaudited)


                                                                                                    Nine Months Ended
                                                                                                       September 30
                                                                                             ------------------------------

                                                                                                 2004              2003
                                                                                                 ----              ----
Cash flows from operating activities:
    Net earnings                                                                             $   413.7           $   300.4
        Adjustments to reconcile net earnings to net cash
            provided by operating activities:
              Depreciation and amortization                                                       99.4               109.8
              Deferred taxes                                                                      (6.5)               (5.5)
              Other                                                                                7.9                16.7
                                                                                             ---------           ---------
                                                                                                 514.5               421.4
              Change in assets and liabilities:
                Trade receivables                                                                (37.5)               14.2
                Inventories                                                                     (103.5)              (17.0)
                Accounts payable                                                                 141.6                44.4
                Accrued liabilities                                                               22.8                31.8
                Tax benefits from employee stock plans                                            33.8                27.4
                Other assets and liabilities                                                     (80.5)              (43.8)
                                                                                             ---------           ---------
                  Net cash provided by operating activities                                      491.2               478.4
                                                                                             ---------           ---------

Cash flows from investing activities:
    Purchases of property, plant and equipment                                                  (119.5)              (54.9)
    Purchases of marketable securities                                                        (2,407.7)             (469.6)
    Proceeds from marketable securities                                                        1,902.3                79.8
    Other                                                                                          0.1                 1.3
                                                                                             ---------           ---------
                  Net cash used for investing activities                                        (624.8)             (443.4)
                                                                                             ---------           ---------

Cash flows from financing activities:
    Decrease in short-term debt                                                                   (1.1)              (13.3)
    Issuance of treasury stock                                                                     1.4                 1.0
    Purchase of treasury stock                                                                  (142.3)                -
    Proceeds from employee stock plans                                                            66.2                45.7
    Other                                                                                         (0.7)                -
                                                                                             ---------           ---------
                  Net cash (used for) provided by financing activities                           (76.5)               33.4
                                                                                             ---------           ---------

Effect of exchange rate changes on cash                                                           (0.2)                3.8
                                                                                             ---------           ---------

Net (decrease) increase in cash and cash equivalents                                            (210.3)               72.2
Cash and cash equivalents - beginning of period                                                  744.6               497.7
                                                                                             ---------           ---------

Cash and cash equivalents - end of period                                                    $   534.3           $   569.9
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

2.   STOCK-BASED COMPENSATION
     (In millions, except per share amounts)

     The company accounts for its stock-based employee compensation plans under APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation cost is reflected in net earnings as all options granted have an exercise price at least equal to the market value of the underlying common stock on the date of grant. The following table is provided in accordance with the disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation --Transition and Disclosure - an Amendment of SFAS 123, and illustrates the effect on net earnings and earnings per share if the company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.


                                                                  Three Months                        Nine Months
                                                                     Ended                               Ended
                                                                  September 30                       September 30
                                                           --------------------------        ---------------------------

                                                              2004            2003              2004             2003
                                                              ----            ----              ----             ----

     Net earnings, as reported                               $156.1          $104.1            $413.7           $300.4

      Deduct:  Total stock-based employee
        compensation expense determined
        under  fair value based method for all
        awards, net of related tax effects                    (10.9)          (10.1)            (33.4)           (31.1)
                                                             ------          ------            ------           ------
     Pro forma net income                                    $145.2          $ 94.0            $380.3           $269.3
                                                             ======          ======            ======           ======

     Net earnings per share:
        Basic - as reported                                  $ 1.20          $ 0.81            $ 3.18           $ 2.35
        Basic - pro forma                                    $ 1.12          $ 0.73            $ 2.93           $ 2.11

        Diluted - as reported                                $ 1.17          $ 0.79            $ 3.10           $ 2.29
        Diluted - pro forma                                  $ 1.09          $ 0.72            $ 2.85           $ 2.05



3.   INVENTORIES
     (Dollars in millions)

     Inventories consist of the following:

                                                                          September 30            December 31
                                                                              2004                    2003
                                                                        ----------------        ---------------


          Work in process                                                    $165.8                  $139.4
          Finished goods                                                      374.7                   297.6
                                                                             ------                  ------
                                                                             $540.5                  $437.0
                                                                             ======                  ======

4.   AGGREGATE WARRANTY LIABILITY
     (Dollars in millions)

     Changes in the company's aggregate warranty liability, which includes both warranty and extended warranty (deferred revenue), are presented below.


                   -----------------------------------------------------------------------------
                                                                           2004          2003
                   -----------------------------------------------------------------------------
                   Balance at January 1                                   $172.7        $147.0

                   Accruals for warranties issued                          158.1         168.2

                   Accruals related to pre-existing warranties
                       (including amortization of deferred revenue
                       for extended warranties and changes in              (46.8)        (32.2)
                       estimates)

                   Settlements made (in cash or in kind)                  (121.6)       (122.6)
                   -----------------------------------------------------------------------------

                   Balance at September 30                                $162.4        $160.4
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

5.   INCOME TAXES

     During the third quarter of 2004, the company settled all outstanding issues with the Internal Revenue Service on audits for the tax years 1997-2001. As a result of these settlements, the company has reversed previously accrued taxes, reducing the income tax provision by $20 million, which reduced the effective tax rate to 16.8% for the third quarter of 2004. Excluding the $20 million tax benefit, the effective income tax rate was 27.5% in 2004 compared to 26.0% in 2003.

     While the company is currently studying the impact of the one-time favorable foreign dividend provisions recently enacted as part of the American Jobs Creation Act of 2004, as of September 30, 2004, and based on the tax laws in effect at that time, it was the company's intention to continue to indefinitely reinvest its undistributed foreign earnings and, accordingly, no deferred tax liability has been recorded in connection therewith.

6.   STOCKHOLDERS' EQUITY

     In October 2004, the company received authorization from the board of directors to repurchase an additional $1 billion of its Class A common stock for a total repurchase authority of $2.4 billion. As of October 29, 2004, there was approximately $1.04 billion of share repurchase authority remaining. This repurchase authority allows the company, at management's discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During the third quarter of 2004, the company repurchased approximately 0.9 million shares, at a cost of approximately $73 million, pursuant to a share repurchase program in compliance with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934. During the first nine months of 2004, the company repurchased approximately 1.6 million shares, at a cost of approximately $142 million. As of October 29, 2004, the company had repurchased approximately 36.4 million shares for an aggregate cost of approximately $1.36 billion.

7.   OTHER COMPREHENSIVE EARNINGS (LOSS)
     (Dollars in millions)

     Comprehensive earnings, net of taxes, consists of the following:


                                                                   Three Months Ended              Nine Months Ended
                                                                      September 30                    September 30
                                                              ----------------------------     -------------------------

                                                                   2004           2003              2004        2003
                                                                   ----           ----              ----        ----
     Net earnings                                                $ 156.1        $ 104.1           $ 413.7     $ 300.4
     Other comprehensive earnings (loss):
         Foreign currency translation adjustment                     2.1           (1.2)             (0.8)       14.1
         Cash flow hedging, net of reclassifications                (4.9)           4.4              24.3         2.5
         Minimum pension liability adjustment                        -             (0.1)             (0.8)       (0.1)
         Net unrealized gain (loss) on marketable
            securities                                              (0.1)           -                (0.1)        -
                                                                 -------        -------           -------     -------

     Comprehensive earnings                                      $ 153.2        $ 107.2           $ 436.3     $ 316.9
                                                                 =======        =======           =======     =======

     Accumulated other comprehensive loss consists of the following:

                                                                                           Net Unrealized          Accumulated
                                                                         Minimum           Gain (Loss) on            Other
                              Translation           Cash Flow            Pension             Marketable           Comprehensive
                               Adjustment             Hedges            Liability            Securities              Loss
                              -----------           ---------          -----------         --------------         -------------

Balance, 12/31/2003             $(15.2)              $(36.5)             $(144.8)               $  -                 $(196.5)
1st Qtr 2004 change                0.2                 22.4                 (1.6)                  -                    21.0
                                ------               ------              -------                ------               -------
Balance, 3/31/2004               (15.0)               (14.1)              (146.4)                  -                  (175.5)
2nd Qtr 2004 change               (3.1)                 6.8                  0.8                   -                     4.5
                                ------               ------              -------                ------               -------
Balance, 6/30/2004               (18.1)                (7.3)              (145.6)                  -                  (171.0)
3rd Qtr 2004 change                2.1                 (4.9)                 -                    (0.1)                 (2.9)
                                ------               ------              -------                ------               -------
Balance, 9/30/2004              $(16.0)              $(12.2)             $(145.6)               $ (0.1)              $(173.9)
                                ======               ======              =======                ======               =======


8.   EARNINGS PER SHARE (EPS)
     (In millions, except per share amounts)

     The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations:

                                                          Three Months Ended                Nine Months Ended
                                                             September 30                      September 30
                                                      ---------------------------       --------------------------
                                                         2004             2003             2004            2003
                                                         ----             ----             ----            ----
       Numerator:
          Net earnings                                  $156.1           $104.1           $413.7          $300.4
                                                        ======           ======           ======          ======

       Denominator:
          Weighted average shares used
            to compute basic EPS                         129.8            128.5            129.9           127.8

          Effect of dilutive securities
            Stock options                                  3.2              3.0              3.5             3.3
                                                        ------           ------           ------          ------

          Weighted average shares used
            to compute diluted EPS                       133.0            131.5            133.4           131.1
                                                        ======           ======           ======          ======

          Basic net EPS                                 $ 1.20           $ 0.81           $ 3.18          $ 2.35
          Diluted net EPS                               $ 1.17           $ 0.79           $ 3.10          $ 2.29


     Options to purchase an additional 1.4 million and 1.6 million shares of Class A common stock for the three month periods and 1.3 million and 1.4 million shares for the nine month periods ended September 30, 2004 and September 30, 2003, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been antidilutive.

9.   EMPLOYEE PENSION AND POSTRETIREMENT PLANS
     (Dollars in millions)

     The components of the net periodic benefit cost for both the pension and postretirement plans were as follows:


                                                              Three Months Ended              Nine Months Ended
       Pension Benefits:                                         September 30                    September 30
                                                            --------------------------     --------------------------
                                                               2004           2003             2004           2003
                                                               ----           ----             ----           ----
       Service cost                                           $  3.7         $  3.5          $  11.1        $  10.2
       Interest cost                                            10.4           10.3             30.9           30.2
       Expected return on plan assets                          (13.2)         (12.7)           (39.1)         (36.4)
       Amortization of prior service (benefit)                  (0.6)          (0.4)            (1.8)          (1.0)
       Amortization of net loss                                  2.7            2.7              7.3            6.0
       Settlement or curtailment losses                          -              0.4              -              0.8
                                                              ------         ------          -------       --------
       Net periodic benefit cost                              $  3.0         $  3.8          $   8.4        $   9.8
                                                              ======         ======          =======       ========


                                                                 Three Months Ended              Nine Months Ended
       Other Postretirement Benefits:                               September 30                    September 30
                                                               -----------------------        ----------------------
                                                                  2004         2003              2004          2003
                                                                  ----        ------             ----          ----
       Service cost                                              $  0.5       $  -              $  1.5        $  1.4
       Interest cost                                                0.9          0.6               2.5           2.3
       Amortization of prior service (benefit)                     (0.1)         -                (0.2)         (0.2)
       Amortization of net (gain) loss                              -           (0.1)              0.1           -
       Settlement or curtailment (gains) losses                     -           (1.6)              -            (1.6)
                                                                 ------       ------            ------        ------

       Net periodic benefit cost (income)                        $  1.3       $ (1.1)           $  3.9        $  1.9
                                                                 ======       ======            ======        ======


     As discussed in Note 11 of the Notes to Consolidated Condensed Financial Statements, FASB Staff Position No. 106-2 ("FSP 106-2"), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the "Act"), was effective for the first interim or annual period beginning after June 15, 2004. The company is eligible to receive the subsidy, but only for a limited number of retired individuals who are receiving benefits under a plan provision that is no longer offered to employees. The effects of the Act were not significant for the company and therefore, will be incorporated at the next regular plan measurement date of January 1, 2005.

     The company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute approximately $45 million to its pension and postretirement plans in 2004. As of September 30, 2004, approximately $55 million of contributions have been made to the company's European and U.S. pension plans. The company presently anticipates contributing an additional $3 million during the remainder of 2004, primarily to the European pension plans, for a total of $58 million.

10.  SEGMENT DATA
     (Dollars in millions)

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

     The following table includes information about the company's reportable segments:


                                                   Three Months Ended                     Nine Months Ended
                                                      September 30                           September 30
                                                ------------------------               -------------------------
                                                   2004         2003                       2004         2003
                                                   ----         ----                       ----         ----

      Revenue:
         Business                                $  676.0      $  617.9                  $2,031.7      $1,908.8
         Consumer                                   590.2         539.0                   1,738.2       1,476.2
         All other                                    -             0.2                       -             0.2
                                                 --------      --------                  --------      --------
         Total revenue                           $1,266.2      $1,157.1                  $3,769.9      $3,385.2
                                                 ========      ========                  ========      ========

      Operating income/(loss):
         Business                                $  184.0      $  157.6                  $  546.0      $  492.6
         Consumer                                    86.5          62.0                     247.6         149.5
         All other                                  (86.2)        (79.1)                   (258.3)       (236.0)
                                                 --------      --------                  --------      --------

         Total operating income/(loss)           $  184.3      $  140.5                  $  535.3      $  406.1
                                                 ========      ========                  ========      ========


11.  NEW ACCOUNTING STANDARDS

     In May 2004, the Financial Accounting Standards Board ("FASB") issued FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the "Act"). The Act introduced a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of post-retirement health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP 106-2 superceded FSP 106-1, which was issued in January 2004 and permitted a sponsor of a post-retirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act until more authoritative guidance on the accounting for the federal subsidy was issued. The company elected to defer accounting for the effects of the Act under FSP 106-1. FSP 106-2 was effective for the first interim or annual period beginning after June 15, 2004. The company has evaluated the provisions of FSP 106-2 and concluded that it will not have a material impact on the company's financial position, results of operations and cash flows.

12.  SUBSEQUENT EVENT

     In October 2004, the company entered into an amended and restated agreement to sell its U.S. trade receivables on a limited recourse basis. The amended agreement allows for a maximum financing availability of $200 million under this facility. At September 30, 2004, the facility had no U.S. trade receivables sold and outstanding. The primary purpose of the amendment was to extend the term of the facility to October 16, 2007, with required annual renewal of commitments in October 2005 and 2006. This facility contains customary affirmative and negative covenants as well as specific provisions related to the quality of the accounts receivable balances. The company bears a limited risk of bad debt losses on U.S. trade receivables sold, since the company over-collateralizes the receivables sold with additional eligible receivables. The company addresses this risk of loss in its allowance for doubtful accounts. Receivables sold may not include amounts over 90 days past due or concentration over certain limits with any one customer.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

Results of Operations
---------------------

Consolidated revenue for the three months ended September 30, 2004, was $1,266 million, an increase of 9% over the same period of 2003. Revenue in the business market segment was $676 million for the third quarter of 2004 and increased 9% over the same period of 2003. This growth was principally due to increases in unit volumes. Revenue in the consumer market segment was $590 million for the third quarter of 2004 and increased 9% over the same period of 2003. This growth was also principally due to increases in unit volumes. Total U.S. revenue increased $52 million or 9% and international revenue, including exports from the U.S., increased $57 million or 9%.

For the nine months ended September 30, 2004, consolidated revenue was $3,770 million, an increase of 11% over the same period of 2003. Revenue in the business market segment was $2,032 million for the nine months ended September 30, 2004, and increased 6% over the same period of 2003. This growth was principally due to increases in unit volumes. Revenue in the consumer market segment was $1,738 million for the nine months ended September 30, 2004, and increased 18% over the same period of 2003. This growth was also principally due to increases in unit volumes. Total U.S. revenue increased $143 million or 9% and international revenue, including exports from the U.S., increased $242 million or 13%.

Consolidated gross profit was $446 million for the third quarter of 2004, an increase of 20% from the same period of 2003. For the nine months ended September 30, 2004, consolidated gross profit was $1,297 million, an increase of 17% from the same period of 2003. Gross profit as a percentage of revenue for the quarter ended September 30, 2004, increased to 35.2% from 32.1% in the third quarter of 2003, an increase of 3.1 percentage points. Gross profit as a percentage of revenue for the nine months ended September 30, 2004, increased to 34.4% from 32.7% in the same period of 2003, an increase of 1.7 percentage points. The improvement in the gross profit margin for both the three and nine month periods of 2004 over the same periods of 2003 was principally due to improved product margins (3.2 and 2.3 percentage points, respectively) which was mostly printer driven, partially offset by a negative mix shift among products (0.1 and 0.6 percentage points, respectively).

Total operating expense was $262 million for the quarter ended September 30, 2004, compared to $231 million for the same period of 2003. Total operating expense was $762 million for the nine months ended September 30, 2004, compared to $702 million for the same period of 2003. Operating expense as a percentage of revenue for the quarter was 20.7% compared to 20.0% for the corresponding period in 2003. The increase in the operating expense as a percentage of revenue for the third quarter over the same period in 2003 was primarily driven by increased spending in research and development to support new product initiatives as well as an increase in selling, general and administrative expense. Management expects spending in research and development as well as in selling, general and administrative expense to continue to increase in the fourth quarter of 2004. Operating expense as a percentage of revenue for the nine months ended September 30, 2004, was 20.2% compared to 20.7% for the corresponding period of 2003. The decrease in the operating expense as a percentage of revenue for the nine months ended September 30, 2004, was primarily due to revenue growing at a faster rate than selling, general and administrative expense, slightly offset by higher research and development spending.

Consolidated operating income was $184 million for the third quarter of 2004 and increased 31% from 2003. The increase in the consolidated operating income was due to a $75 million increase in gross profit, partially offset by a $31 million increase in operating expense. Operating income for the business market segment increased $26 million in the third quarter of 2004, compared to the same period in the prior year. Operating income for the consumer market segment increased $24 million in the third quarter of 2004, compared to the same period in 2003. The increases in operating income for both the business and consumer market segments were principally due to improvements in the gross profit for those segments.

For the nine months ended September 30, 2004, consolidated operating income was $535 million and increased 32% from 2003. The increase in consolidated operating income was due to a $189 million increase in gross profit, partially offset by a $60 million increase in operating expense. Operating income for the business market segment increased $53 million for the nine months ended September 30, 2004, compared to the same period in the prior year. Operating income for the consumer market segment increased $98 million for the nine months ended September 30, 2004, compared to the same period in 2003. The increases in operating income for both the business and consumer market segments were primarily due to improvements in the gross profit for those segments.

Non-operating income increased approximately $3 million in the third quarter of 2004, compared to the same period in 2003. Non-operating income increased approximately $8 million for the nine months ended September 30, 2004, compared to the prior year. These increases were principally due to additional interest income in 2004 as a result of an increase in the level of cash and marketable securities held by the company.

During the third quarter of 2004, the company settled all outstanding issues with the Internal Revenue Service on audits for the tax years 1997-2001. As a result of these settlements, the company has reversed previously accrued taxes, reducing the income tax provision by $20 million, which reduced the effective tax rate to 16.8% for the third quarter of 2004.

Net earnings for the third quarter of 2004 were $156 million, compared to $104 million in the third quarter of 2003. Net earnings for the nine months ended September 30, 2004, were $414 million compared to $300 million in 2003. Included in both the three and nine month periods ending September 30, 2004, was the $20 million tax benefit discussed previously. After adjusting for the tax benefit, the increase in net earnings for both the three and nine month periods ending September 30, 2004, was principally due to the improved operating income. Excluding the $20 million tax benefit, the effective income tax rate was 27.5% in 2004 compared to 26.0% in 2003. During the fourth quarter of 2004, the company expects to reduce its effective income tax rate from 27.5% to 26.5% as a result of the retroactive extension of a federal research and development tax credit and an extension of a non-U.S. tax holiday. While the company is currently studying the impact of the one-time favorable foreign dividend provisions recently enacted as part of the American Jobs Creation Act of 2004, as of September 30, 2004, and based on the tax laws in effect at that time, it was the company's intention to continue to indefinitely reinvest its undistributed foreign earnings and, accordingly, no deferred tax liability has been recorded in connection therewith.

Basic net earnings per share were $1.20 for the third quarter of 2004 compared to $0.81 in the corresponding period in 2003. Diluted net earnings per share were $1.17 in the third quarter of 2004, compared to $0.79 in 2003, an increase of 48%. Basic net earnings per share were $3.18 for the nine months ended September 30, 2004, compared to $2.35 in the corresponding period in 2003. Diluted net earnings per share were $3.10 for the nine months ended September 30, 2004, compared to $2.29 in 2003, an increase of 35%. Both basic and diluted earnings per share for the three and nine months ended September 30, 2004, included a $0.15 benefit associated with the previously mentioned tax settlement. Excluding this tax benefit, the increases in earnings per share were primarily due to the increases in net earnings.

Financial Condition
-------------------

The company's financial position remains strong at September 30, 2004, with working capital of $1,578 million compared to $1,261 million at December 31, 2003. At September 30, 2004, the company had $150 million of long-term debt outstanding. The debt to total capital ratio was 7% at September 30, 2004, compared to 8% at December 31, 2003. The company had no amounts outstanding under its U.S. trade receivables financing program or its revolving credit facility at September 30, 2004.

Cash provided by operating activities for the nine months ended September 30, 2004, was $491 million, compared to $478 million for the same period of 2003. The increase in cash flows from operating activities was primarily due to increased earnings and favorable cash flow changes in accounts payable, partially offset by unfavorable cash flow changes in trade receivables, inventories and other assets and liabilities accounts. Management believes that cash provided by operations will continue to be sufficient to meet operating and capital needs.

Cash used for investing activities for the nine months ended September 30, 2004, was $625 million, compared to $443 million for the same period in 2003. The company began investing in marketable securities during the third quarter of 2003. For the nine months ended September 30, 2004, investments in marketable securities resulted in a net use of cash of $505 million compared to $390 million in the same period of 2003. The company spent $120 million on capital expenditures during the nine months ended September 30, 2004, compared to $55 million during the same period of 2003. The capital expenditures for 2004 principally related to infrastructure support, new product development and manufacturing capacity expansion. It is anticipated that capital expenditures for 2004 will be approximately $200 million and are expected to be funded through cash flows from operations.

Cash used for financing activities was $77 million for the nine months ended September 30, 2004, compared to $33 million of cash provided by financing activities for the same period of 2003. The $110 million decrease in cash flows from financing activities was principally due to the purchase of $142 million of treasury stock in 2004 compared to no purchases in 2003, offset somewhat by a $21 million increase in proceeds from employee stock plans during 2004.

In October 2004, the company received authorization from the board of directors to repurchase an additional $1 billion of its Class A common stock for a total repurchase authority of $2.4 billion. As of October 29, 2004, there was approximately $1.04 billion of share repurchase authority remaining. This repurchase authority allows the company, at management's discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During the third quarter of 2004, the company repurchased approximately 0.9 million shares, at a cost of approximately $73 million, pursuant to a share repurchase program in compliance with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934. During the first nine months of 2004, the company repurchased approximately 1.6 million shares, at a cost of approximately $142 million. As of October 29, 2004, the company had repurchased approximately
36.4 million shares for an aggregate cost of approximately $1.36 billion.

New Accounting Standards
------------------------

In May 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. 106-2 ("FSP 106-2"), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the "Act"). The Act introduced a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of post-retirement health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP 106-2 superceded FSP106-1, which was issued in January 2004 and permitted a sponsor of a post-retirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act until more authoritative guidance on the accounting for the federal subsidy was issued. The company elected to defer accounting for the effects of the Act under FSP 106-1. FSP 106-2 was effective for the first interim or annual period beginning after June 15, 2004. The company has evaluated the provisions of FSP 106-2 and concluded that it will not have a material impact on the company's financial position, results of operations and cash flows.

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

o Unfavorable global economic conditions may adversely impact the company's future operating results. The company continues to experience weak markets for its products, and although the company has seen some indications of market improvement, continued softness in these markets and uncertainty about global economic conditions could result in lower demand for the company's products. Weakness in demand has resulted in intense price competition and may result in excessive inventory for the company and/or its reseller channel, which may adversely affect sales, pricing, risk of obsolescence and/or other elements of the company's operating results.

o The company and its major competitors, many of which have significantly greater financial, marketing and/or technological resources than the company, have regularly lowered prices on their products and are expected to continue to do so. In particular, both the inkjet and laser printer markets have experienced and are expected to continue to experience significant price pressure. Price reductions on inkjet or laser products or the inability to reduce costs, including warranty costs, contain expenses or increase or maintain sales as currently expected, as well as price protection measures or a shift in the mix of products sold, could result in lower profitability and jeopardize the company's ability to grow or maintain its market share.

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

o The company relies in large part on its international production facilities and international manufacturing partners for the manufacture of its products and key components of its products. Future operating results may be adversely affected by several factors, including, without limitation, if the company's international operations or manufacturing partners are unable to perform or supply products reliably, if there are disruptions in international trade, disruptions at important geographic points of exit and entry, if there are difficulties in transitioning such manufacturing activities among the company, its international operations and/or its manufacturing partners, or if there arise production and supply constraints which result in additional costs to the company. The financial failure or loss of a key supplier could result in a material adverse impact on the company's financial results.

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

Interest Rates
--------------

At September 30, 2004, the fair value of the company's senior notes is estimated at $164 million using quoted market prices and yields obtained through independent pricing sources for the same or similar types of borrowing arrangements, taking into consideration the underlying terms of the debt. The fair value of the senior notes exceeded the carrying value as recorded in the Consolidated Condensed Statements of Financial Position at September 30, 2004, by approximately $14 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounted to approximately $2 million at September 30, 2004.

The company has interest rate swaps that serve as a fair value hedge of the company's senior notes. The fair value of the interest rate swaps at September 30, 2004, was an asset of $0.7 million. Market risk for the interest rate swaps is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounted to approximately $2 million at September 30, 2004.

Foreign Currency Exchange Rates
-------------------------------

The company employs a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the company's functional currency and from foreign denominated revenue and expenses translated into U.S. dollars. The primary currencies to which the company is exposed include the euro, the Canadian dollar, the Japanese yen, the Mexican peso, the Australian dollar, the British pound and other Asian and South American currencies. Exposures are hedged with foreign currency forward contracts, put options, and call options with maturity dates of less than eighteen months. The potential loss in fair value at September 30, 2004, for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates was approximately $69 million. This loss would be mitigated by corresponding gains on the underlying exposures.

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

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

                           Part II. Other Information



Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

---------------------------------------------------------------------------------------------------------------------------
                              Total                              Total Number of Shares      Approximate Dollar Value of
                            Number of    Average Price Paid       Purchased as Part of          Shares that May Yet Be
         Period              Shares           per Share         Publicly Announced Plans     Purchased Under the Plans or
                            Purchased                                  or Programs            Programs (in millions) (1)
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------


July 1-31,  2004             226,000           $85.95                    226,000                        $93.7


---------------------------------------------------------------------------------------------------------------------------


August 1-31, 2004            367,800           $86.08                    367,800                        $62.0


---------------------------------------------------------------------------------------------------------------------------


September 1-30, 2004         256,200           $84.73                    256,200                        $40.3


---------------------------------------------------------------------------------------------------------------------------

Total                        850,000           $85.64                    850,000                         ---

---------------------------------------------------------------------------------------------------------------------------

(1) In October 2004, the company received authorization from the board of directors to repurchase an additional $1 billion of its Class A common stock for a total repurchase authority of $2.4 billion. As of October 29, 2004, there was approximately $1.04 billion of share repurchase authority remaining. This repurchase authority allows the company, at management's discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During the third quarter of 2004, the company repurchased approximately 0.9 million shares, at a cost of approximately $73 million, pursuant to a share repurchase program in compliance with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934. During the first nine months of 2004, the company repurchased approximately 1.6 million shares, at a cost of approximately $142 million. As of October 29, 2004, the company had repurchased approximately 36.4 million shares for an aggregate cost of approximately $1.36 billion.

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits:

            A list of exhibits is set forth in the Exhibit Index found on page 21 of this report.

        (b) Reports on Form 8-K:

            A Current Report on Form 8-K was filed by the company with the Securities and Exchange Commission dated July 19, 2004, to announce the company's second quarter 2004 financial results.

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


                                         Lexmark International, Inc.
                                         (Registrant)



Date: November 5, 2004                   By: /s/ Gary D. Stromquist
                                         --------------------------
                                         Gary D. Stromquist
                                         Vice President and Corporate Controller
                                         (Chief Accounting Officer)

                                  EXHIBIT INDEX


Exhibits:

10.1 Amended and Restated Receivables Purchase Agreement, dated as of October 8, 2004, by and among Lexmark Receivables Corporation, as Seller, CIESCO, LLC and Gotham Funding Corporation, as the Investors, Citibank, N.A. and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as the Banks, Citicorp North America, Inc. and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as the Investor Agents, Citicorp North America, Inc., as Program Agent for the Investors and Banks and the company, as Collection Agent and Originator. (1)

10.2 Amendment No. 3 to Purchase and Contribution Agreement, dated as of October 8, 2004, by and between the company, as Seller, and Lexmark Receivables Corporation, as Purchaser. (1)

10.3 Endorsement to the Employment Contract of Najib Bahous entered into as of July 1, 2004, by and between Lexmark Europe SARL and Najib Bahous. +

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


(1) Incorporated by reference to the company's Current Report on Form 8-K filed with the Commission on October 13, 2004 (Commission File No. 1-14050).


+    Indicates   management   contract  or   compensatory   plan,   contract  or
     arrangement.