Form 10-K
period 2004-12-31
LEXMARK INTERNATIONAL INC /KY/
filed 2005-03-09
CIK 1001288

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

The aggregate market value of the shares of voting common stock held by non-affiliates of the registrant was approximately $12.5 billion based on the closing price for the Class A common stock on the last business day of the registrant's most recently completed second fiscal quarter.

As of March 4, 2005, there were outstanding 126,624,740 shares (excluding shares held in treasury) of the registrant's Class A common stock, par value $.01, which is the only class of voting common stock of the registrant, and there were no shares outstanding of the registrant's Class B common stock, par value $.01.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the company's definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, is incorporated by reference in Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

                                   FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2004

                                                                           PAGE OF
                                                                          FORM 10-K
                                                                          ---------
                                      PART I

Item 1.    BUSINESS....................................................       1

Item 2.    PROPERTIES..................................................      13

Item 3.    LEGAL PROCEEDINGS...........................................      13

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........      14

                                      PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
           MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES...........      15

Item 6.    SELECTED FINANCIAL DATA.....................................      17

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS...................................      18

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK........................................................      36

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................      37

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE....................................      73

Item 9A.   CONTROLS AND PROCEDURES.....................................      73

Item 9B.   OTHER INFORMATION...........................................      73

                                     PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........      73

Item 11.   EXECUTIVE COMPENSATION......................................      74

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT..................................................      74

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............      75

Item 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES......................      75

                                      PART IV

Item 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES..................      75

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Lexmark International, Inc., ("Lexmark" or the "company") is a Delaware corporation and the surviving company of a merger between itself and its former parent holding company, Lexmark International Group, Inc., ("Group") consummated on July 1, 2000. Group was formed in July 1990 in connection with the acquisition of IBM Information Products Corporation from International Business Machines Corporation ("IBM"). The acquisition was completed in March 1991. On November 15, 1995, Group completed its initial public offering of Class A common stock and Lexmark now trades on the New York Stock Exchange under the symbol "LXK."

Lexmark makes it easier for businesses and consumers to move information between the digital and paper worlds. Since its inception in 1991, Lexmark has become a leading developer, manufacturer and supplier of printing and imaging solutions for offices and homes. Lexmark's products include laser printers, inkjet printers, multifunction devices, associated supplies, services and solutions. Lexmark develops and owns most of the technology for its laser and inkjet products and associated supplies, and that differentiates the company from many of its major competitors, including Hewlett-Packard, which purchases its laser engines and cartridges from third-party suppliers. Lexmark also sells dot matrix printers for printing single and multi-part forms by business users and develops, manufactures and markets a broad line of other office imaging products. The company operates in the office products industry. The company is primarily managed along business and consumer market segments. Refer to Note 17 of the Notes to Consolidated Financial Statements for additional information regarding the company's reportable segments.

Revenue derived from international sales, including exports from the United States of America ("U.S."), make up about half of the company's consolidated revenue, with Europe accounting for approximately two-thirds of international sales. Lexmark's products are sold in more than 150 countries in North and South America, Europe, the Middle East, Africa, Asia, the Pacific Rim and the Caribbean. This geographic diversity offers the company opportunities to participate in new markets, provides diversification to its revenue stream and operations to help offset geographic economic trends, and utilizes the technical and business expertise of a worldwide workforce. Currency translation has significantly affected international revenue and cost of revenue during the past several years. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations -- Effect of Currency Exchange Rates and Exchange Rate Risk Management for more information. As the company's international operations grow, management's attention continues to be focused on the operation and expansion of the company's global business and managing the cultural, language and legal differences inherent in international operations. A summary of the company's revenue and long-lived assets by geographic area is found in Note 17 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

MARKET OVERVIEW(1)

Lexmark management believes that the total distributed office and home printing output opportunity was approximately $85 billion in 2004 including hardware, supplies and related services. This opportunity includes printers and multifunction devices as well as a declining base of copiers and fax machines that are increasingly being integrated into multifunction devices.

---------------

1 Certain information contained in the "Market Overview" section has been obtained from industry sources, public information and other internal and external sources. Data available from industry analysts varies widely among sources. The company bases its analysis of market trends on the data available from several different industry analysts.

Based on industry analyst information, Lexmark management estimates that this market will grow annually at low- to mid-single digit percentage rates through 2008. Management believes that the integration of print/copy/fax capabilities favors companies like Lexmark due to its experience in providing industry-leading network printing solutions and multifunction printing products.

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

The laser product market primarily serves business customers. Laser products can be divided into two major categories -- shared workgroup products and lower priced desktop products. Shared work group products are typically attached directly to large workgroup networks, while lower priced desktop products are attached to personal computers ("PCs") or small workgroup networks. The shared workgroup products include color and monochrome laser printers and multifunction devices that are easily upgraded to include additional input and output capacity, additional memory and storage, and typically include high-performance internal network adapters. Most shared workgroup products also have sophisticated network management software tools and some printers now include multifunction upgrades that enable copy/fax/scan to network capabilities. At the end of 2004, the company estimated its installed base of laser printers at 5.9 million units versus 5.2 million units at year-end 2003.(2)

Laser printer unit growth in recent years has generally exceeded the growth rate of laser printer revenue due to unit growth in lower priced desktop laser printers and unit price reductions, and management believes this trend will continue. This pricing pressure is partially offset by the tendency of customers in the shared workgroup laser market to add higher profit margin optional features including network adapters, document management software, additional memory, paper handling and multifunction capabilities. Pricing pressure is also partially offset by the opportunity to provide business solutions and services to customers who are increasingly looking for assistance to better manage and leverage their document-related costs and output infrastructure.

The inkjet product market is predominantly a consumer market but also includes business users who may choose inkjet products as a lower-priced alternative or supplement to laser products for personal desktop use. Additionally, over the past few years, the number of consumers seeking to print digitally captured images in their homes has driven significant growth in the photo printer and all-in-one products. Key factors promoting this trend are greater affordability of photo products along with improvements in photo printing -- the print speed, quality and print permanence. Growth in inkjet product revenue has been slower than unit growth due to price reductions, which management expects to continue. At the end of 2004, the company estimated its installed base of inkjet products at 53 million units versus 47 million units at the end of 2003.(2)

The markets for dot matrix printers and most of the company's other office imaging products, including supplies for select IBM branded printers, aftermarket supplies for competitors'

---------------

2 Over the last few years, Lexmark has provided estimates of its laser and inkjet installed base on an annual basis, usually in January of each year. These estimates are derived from detailed models, which contain numerous assumptions requiring the use of management's judgment, such as ink and toner usage, economic life of the products, retirement rates and product mix. The company continually updates these models internally and revises the assumptions as new information is discovered. While these installed base amounts reflect management's best estimate when published, they are subject to change based on subsequent receipt of additional or different data, or changes in the underlying assumptions. The mix of products within the installed base can materially impact the resulting level of supplies consumption. There can be no assurance that any of the assumptions are correct and management's estimates of the installed base may differ materially from the actual installed base. Management undertakes no responsibility to update the public disclosure of its estimate of the installed base as new information is continuously discovered.

products and typewriter supplies, continue to decline as these markets mature, and the underlying product installed bases are replaced.

STRATEGY

Lexmark's strategy is based on a business model of building an installed base of printers and multifunction products that generate demand for its related supplies and services. Management believes that Lexmark has unique strengths related to this business model, which have allowed it to grow faster than the market over the past several years and achieve above average profitability in the office and home printing output markets.

First, Lexmark is exclusively focused on distributed home and office network or desktop computer printing and related solutions. Management believes that this focus has enabled Lexmark to be more responsive and flexible than competitors at meeting specific customer and channel partner needs.

Second, Lexmark internally develops all three of the key technologies in the distributed printing business, including inkjet, monochrome laser and color laser. Lexmark is also recognized as an industry leader in critical software competencies related to printing, network connectivity/management and enhancing document workflow. The company's technology platform has historically allowed it to be a leader in product price/performance and also build unique capabilities into its products that enable it to offer unique solutions (combining hardware, software and professional services) for specific customer groups. This breadth of technology capabilities has also enabled Lexmark to offer an extensive product line alternative to the industry leader, Hewlett-Packard.

Third, Lexmark has leveraged its technological capabilities and its commitment to flexibility and responsiveness to build strong relationships with large-account customers and channel partners, including major retail chains, distributors, direct-response catalogers and value-added resellers. Lexmark's path-to-market includes industry focused consultative sales and services teams that deliver unique and differentiated solutions to both large accounts and channel partners that sell into the company's target industries. Retail-centric teams also have enabled Lexmark to meet the specific needs of major retail partners and have resulted in the company winning numerous "best supplier" awards over the last few years.

Lexmark's business market strategy requires that it provide its array of high-quality, technologically advanced products and solutions at competitive prices. Lexmark continually enhances its products to ensure that they function efficiently in increasingly complex enterprise network environments. It also provides flexible tools to enable network administrators to improve manageability. Lexmark's business target markets include large corporations, small and medium businesses and the public sector. Lexmark's business market strategy also requires that it continually identify and focus on industry-specific issues and processes so that it can differentiate itself by offering unique industry solutions and related services.

The company's consumer market strategy is to generate demand for Lexmark products by offering high-quality, competitively priced products that present an exceptional value to consumers and businesses primarily through retail channels. It is a combination of innovative technology and customer insight that differentiates Lexmark from its competitors. Lexmark leverages this unique approach to create printing solutions that make it easier for consumers and small business owners to create, share and manage information and images. Lexmark plans to invest in brand building efforts including core product offerings, advertising campaigns and public relations events that reinforce Lexmark's unique value proposition.

Because of Lexmark's exclusive focus on printing solutions, the company has successfully formed alliances and original equipment manufacturer ("OEM") arrangements with many companies, including Dell, IBM and Lenovo. The entrance of a competitor that is also exclusively focused on printing solutions could have a material adverse impact on the company's strategy and financial results.

The company's strategy for dot matrix printers and other office imaging products is to continue to offer high-quality products while managing cost to maximize cash flow and profit.

PRODUCTS

Laser Products

Lexmark offers a wide range of monochrome and color laser printers, multifunction products, and associated features, software, and application solutions. In 2004, Lexmark announced the T430, a monochrome laser printer designed for general-purpose printing in small workgroups. With print speeds of up to 32 pages per minute ("ppm"), and reliable, high-capacity input, this product is ideal for small and medium businesses ("SMBs") and small workgroups in large enterprises requiring business-class paper handling and versatility. The T634 and T632 monochrome laser printers with print speeds of up to 45 and 40 ppm, respectively, are designed to support large and medium workgroups and have optional paper input and output features, including a stapler and offset stacker. The T630, with print speeds of up to 35 ppm, is designed to support medium and small workgroups. For the personal and SMB sectors of the market, Lexmark announced a new lineup of monochrome desktop laser printers: the E332n, E330 and E232. With the E332n and E330 having print speeds of up to 27 ppm and the E232 with print speeds of up to 22 ppm, they are designed for home office, SMB and large enterprise desktop printing needs. The monochrome laser printer line extends into the wide format sector of the market with the W820 and W812. With print speeds of up to 45 ppm, the W820 is supported with an array of paper handling and finishing options that make it well suited for departmental printing needs. The W812 is a small workgroup printer designed for wide format and specialty printing applications with print speeds of up to 26 ppm.

In 2004, the company also announced the C510 color laser printer. At a print speed of up to 30 ppm in monochrome and eight ppm in color, this printer is designed for small workgroups in enterprises and SMBs. The company's new C760 and C762 color laser printers, designed for medium and large workgroups, feature the company's internally developed color laser technology and can print up to 25 ppm in both monochrome and color. The C912 prints both monochrome and color pages at speeds up to 28 ppm and supports printing on tabloid-size paper.

Lexmark's entry laser multifunction product is the X215 designed for desktop requirements at an affordable price. In 2004, Lexmark introduced the X422, which is a compact, network-ready multifunction product for workgroups and the X762e, a high-speed color multifunction product for workgroups. The company also introduced, in 2004, the X830e and X832e multifunction products, two advanced workflow solution platforms designed for large departments. These devices support finishing, printing on tabloid-size paper and monochrome print speeds of up to 35 ppm and 45 ppm, respectively. In early 2005, the company announced the X632s, X634e and X634dte multifunction products. At a monochrome print speed of up to 40 ppm, the X632s provides affordable device consolidation for workgroups. The X634e class of products provides fast monochrome print speeds of up to 45 ppm and features the easy to use e-Task touch-screen interface. Other multifunction products offered by the company include the X912e, a wide format device offering high-speed color multifunction capability. The N4050e, a low-cost, printer server providing wireless networking capabilities, was announced by the company in 2004. MarkVision Professional, Lexmark's print management software that provides remote configuration, monitoring and problem resolution of network print devices, can be used with all business printers and multifunction products. Application solution options that support Web, bar code, encrypted data and Intelligent Printer Data Stream ("IPDS") printing are also available for most of the printers in the "T", "W", "C" and "X" families of business laser printers to support specific customer environments.

The company continues to offer the Lexmark Document Solutions Suite, which is designed to minimize the expense and inefficiencies of manual, paper-based processes that are costly and time-intensive. The Lexmark Document Solutions Suite integrates three distinct document solutions, which work separately or together as an integrated solution. The Lexmark Document Distributor helps improve information workflow by capturing and moving documents faster, more efficiently and more accurately into a broader range of network systems. The Lexmark Document Producer is an e-forms solution that empowers customers to take control of the presentation and delivery of output from almost any host system and thus avoid the cost of preprinted forms. The Lexmark Document Portal enables users of a Lexmark multifunction product to find, view and print network documents when and where they need them. The suite enables the graphical e-Task interface featured on Lexmark network multifunction products to be tailored to an individual, workgroup, business or industry, using friendly and descriptive icons that allow users to quickly identify and select the appropriate work process. It also extends this interface and e-workflow capability to workstation users of the X6170, X215 and X422 multifunction products. Early in 2004, the company also introduced the Lexmark Workgroup OCR Solution, which enables users to easily transform paper information into versatile, electronic documents that can be efficiently shared and used.

Inkjet Products

In 2004, the company broadened its consumer product line with the next generation of its "P" line of photo products, "X" line of all-in-one products and "Z" line of inkjet printers. Lexmark's inkjet introductions included a wide range of innovative functions and photo features, as well as proven technology, such as the Accu-Feed paper handling system.

The next generation of Lexmark's "P" photo products changed the game for photo printing at home. The P6250 Photo Center All-in-One and the P915 Home Photo printer bring home the power and simplicity of retail photo kiosks -- all without leaving home. Both products have an innovative industrial design and are infused with features that make the photo printing process quick and intuitive. These products deliver six-color 4 x 6 inch borderless photos in as fast as 38 seconds and include innovative features such as a 2.5 inch color liquid crystal display ("LCD") and a photo scan guide, which helps consumers determine exactly where to place their 4 x 6 inch image on the scanner for easy sharing via e-mail or digital photo editing. The PictBridge port and memory card readers allow for PC-free photo printing. The company's "P" series was also enhanced by the introduction of the P315 Snapshot 4 x 6 inch photo printer -- a portable photo studio that does not connect to a computer. Consumers can print borderless, 35mm quality images directly from digital cameras with PictBridge or memory cards in any room of the home or in their office. The Lexmark P315 also comes with an adjustable 2.5 inch color LCD and allows easy editing for customized prints that can be produced in as fast as 38 seconds.(3)

The "P" series was further strengthened with the introduction in the P6250 and P915 of Lexmark's exclusive line of inks under the brand "Evercolor". Evercolor is a unique six-color hybrid ink system that combines the broad color gamut of dyes with the permanence of pigment inks. Wilhelm Institute, a world renowned expert on photo preservation, test results show that Lexmark photos last 65 years in normal display conditions and 200+ years in photo albums.(4)

---------------
3 In Quickprint mode and excluding processing time. Actual print speeds will vary depending on system configuration, software, image complexity, print mode and page coverage.

4 Based on accelerated fade resistance testing of photos either displayed indoors under glass or stored in photo albums. Photos must be printed on Lexmark Premium Glossy Photo Paper using an Evercolor ink system that includes a Lexmark Color Cartridge and an Evercolor Photo Cartridge. Actual resistance to fading will vary based upon factors such as light intensity and type, humidity, temperature, air quality, drying time, glass, matting, album materials, print media and image.

Evercolor inks can also be used in the new generation of Lexmark's X5200 Series all-in-one and Z810 series inkjet printers, which offer dramatically improved photo features. They offer a robust feature set and photo capabilities with borderless and optional six-color printing. These products were engineered to print quality photos fast -- four color 4 x 6 inch borderless photos on glossy photo paper in as fast as 32 seconds.(3) The sheet-fed Lexmark X4270 is designed for demanding small office/home office professionals seeking a compact solution that accommodates a wide variety of needs. It replaces five pieces of office equipment (phone, fax, printer, copier and scanner) and delivers best-in-class black print speeds of up to 19 ppm.

Lexmark strengthened its line of products designed for the SMB sector of the market with the launch of the X7170 Office Productivity All-in-One. The Lexmark X7170 combines hardware and software functionality to give SMB professionals a productivity edge. The innovative Lexmark Productivity Suite software helps users to create, manage and edit documents quickly and easily, which allows professionals to accomplish more in less time. In addition, the X7170 comes with a host of standard productivity features such as the 50-sheet automatic document feeder for distributing multi-page faxes and scanning of multi-page documents to e-mail.

Dot Matrix Products

The company continues to market several dot matrix printer models for customers who print multi-part forms.

Supplies

The company designs, manufactures and distributes a variety of cartridges and other supplies for use in its installed base of laser, inkjet and dot matrix printers. Lexmark is currently the exclusive source for new printer cartridges for the printers it manufactures. The company's revenue and profit growth from its supplies business is directly linked to the company's ability to increase the installed base of its laser and inkjet products and customer usage of those products. Lexmark is an industry leader with regard to the recovery, remanufacture, reuse and recycling of used supplies cartridges, helping to keep empty cartridges out of landfills. Attaining that leadership position was made possible by the company's various empty cartridge collection programs around the world. Lexmark continues to launch new programs and expand existing cartridge collection programs to further expand its remanufacturing business and this environmental commitment.

The company also offers a broad range of other office imaging supplies products, applying both impact and non-impact technology.

Service and Support

Lexmark offers a wide range of product and professional services to complement the company's line of printing products, including maintenance, consulting, systems integration and distributed fleet management capabilities. The company works in collaboration with its business partners and customers to develop and implement comprehensive, customized printing solutions. Distributed fleet management services allow organizations to outsource fleet management, technical support, supplies replenishment and maintenance activities to Lexmark.

The company's printer products generally include a warranty period of at least one year, and customers typically have the option to purchase an extended warranty.

MARKETING AND DISTRIBUTION

Lexmark employs large-account sales and marketing teams whose mission is to generate demand for its business printing solutions and services, primarily among large corporations as well as the public sector. Sales and marketing teams focus on industries such as financial services, retail/pharmacy, manufacturing, government, education and health care. Those teams, in conjunction with the company's development and manufacturing teams, are able to customize printing solutions to meet customer specifications for printing electronic forms, media handling, duplex printing and other document workflow solutions. The company distributes its products to business customers primarily through its well-established distributor network, which includes such distributors as Ingram Micro, Tech Data, SYNNEX and Northamber. The company's products are also sold through solution providers, which offer custom solutions to specific markets, and through direct response resellers.

The company's international sales and marketing activities for the business market are organized to meet the needs of the local jurisdictions and the size of their markets. Operations in the United States, Australia, Canada, Latin America and western Europe focus on large account demand generation with orders filled through distributors and retailers.

The company's business printer supplies and other office imaging products are generally available at the customer's preferred point-of-purchase through multiple channels of distribution. Although channel mix varies somewhat depending upon the geography, substantially all of the company's business supplies products sold commercially in 2004 were sold through the company's network of Lexmark-authorized supplies distributors and resellers, who sell directly to end-users or to independent office supply dealers.

For the consumer market, the company distributes its inkjet products and supplies primarily through more than 15,000 retail outlets worldwide. The company's sales and marketing activities are organized to meet the needs of the various geographies and the size of their markets. In the United States, products are distributed through large discount store chains such as Wal-Mart and Target, as well as consumer electronics stores such as Best Buy and Circuit City, office superstores such as Staples and OfficeMax, and wholesale clubs such as Sam's Club. The company's western European operations distribute products through major information technology resellers such as Northamber, and in large markets through key retailers such as Media Markt in Germany, Dixon's in the United Kingdom and Carrefour in France. Australian and Canadian marketing activities focus on large retail account demand generation, with orders filled through distributors or resellers, whereas Latin American marketing activities are mostly conducted through retail sales channels.

For both the business and consumer markets, the company's eastern European, Middle East and African regions are primarily served through strategic partnerships and distributors. Asia Pacific markets (excluding Australia) are served through a combination of Lexmark sales offices, strategic partnerships and distributors.

The company also sells its products through numerous alliances and OEM arrangements, including Dell, IBM and Lenovo.

Lexmark launched an advertising campaign in the fourth quarter of 2004. The core message of the campaign is that Lexmark is the company that makes printing easier. The company believes that this campaign will build brand image and awareness, and in the long term will support the execution of its strategic initiatives.

During fiscal 2004, one customer, Dell, accounted for $570 million, or 10.7 percent of the company's total revenue. Sales to Dell are included in both the business and consumer market segments. In 2003 and 2002, no single customer accounted for 10 percent or more of total revenue.

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

In recent years, the company and its principal competitors, many of which have significantly greater financial, marketing and/or technological resources than Lexmark, have regularly lowered prices on printers and are expected to continue to do so. The company is vulnerable to these pricing pressures, which could jeopardize the company's ability to grow or maintain market share and, if not mitigated by cost and expense reductions, may result in lower profitability. The company expects that as it competes more successfully with its larger competitors, the company's increased market presence may attract more frequent challenges, both legal and commercial, from its competitors, including claims of possible intellectual property infringement.

The distributed printing market is extremely competitive. The distributed laser printing market is dominated by Hewlett-Packard, which has a widely recognized brand name and has been estimated to hold approximately 40 percent of the market as measured in annual units shipped. With the convergence of traditional printer and copier markets, major laser competitors now include traditional copier companies such as Canon, Ricoh and Xerox. Other laser competitors include Brother, Samsung, Konica Minolta and Kyocera Mita.

The company's primary competitors in the inkjet product market are Hewlett-Packard, Epson and Canon, who together account for approximately 75 to 80 percent of worldwide inkjet product sales. As with laser printers, if pricing pressures are not mitigated by cost and expense reductions, the company's ability to grow or maintain market share and its profitability could be adversely affected. In addition, the company must compete with these same vendors for retail shelf space allocated to printers and their associated supplies.

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

MANUFACTURING

The company operates manufacturing control centers in Lexington, Kentucky, and Geneva, Switzerland, and has manufacturing sites in Boulder, Colorado; Orleans, France; Rosyth,

Scotland; Juarez and Chihuahua, Mexico; and Lapu-Lapu City, Philippines. The company also has customization centers in each of the major geographies it serves. The company's manufacturing strategy is to retain control over processes that are technologically complex, proprietary in nature and central to the company's business model, such as the manufacture of inkjet cartridges, at company-owned and operated facilities. The company shares some of its technical expertise with certain manufacturing partners, many of whom have facilities located in China, which collectively provide the company with substantially all of its printer production capacity. Lexmark oversees these manufacturing partners to ensure that products meet the company's quality standards and specifications.

The company's development operations for laser printer supplies are located in Lexington, Kentucky, and Boulder, Colorado. The company's manufacturing operations for toner and photoconductor drums are located in Boulder, Colorado. The company also manufactures toner in Orleans, France. Over time, the company has made significant capital investments to expand toner and photoconductor drum capabilities. Laser printer cartridges are assembled by a combination of in-house and third-party contract manufacturers in the major geographies served by the company. The manufacturing control center for laser printer supplies is located in Geneva, Switzerland.

The company's development for inkjet printer supplies is located in Lexington, Kentucky, while the manufacturing operations are located in Rosyth, Scotland; Juarez and Chihuahua, Mexico; and Lapu-Lapu City, Philippines. The manufacturing control center for inkjet supplies is located in Geneva, Switzerland. Over time, the company has made significant capital investments to expand inkjet supplies production capacity and capabilities.

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

RESEARCH AND DEVELOPMENT

The company's research and development activity is focused on laser and inkjet printers, multifunction products, associated supplies, features, software and related technologies. The company has accelerated its investment in research and development to support new product initiatives and to advance current technologies and expects this to continue. The company's primary research and development activities are conducted in Lexington, Kentucky; Boulder, Colorado; Cebu City, Philippines; and Kolkotta, India. In the case of certain products, the company may elect to purchase products or key components from third-party suppliers rather than develop them internally.

The company is committed to being a technology leader in its targeted areas and is actively engaged in the design and development of new products and enhancements to its existing products. Its engineering efforts focus on laser, inkjet and connectivity technologies, as well as design features that will increase performance, improve ease of use and lower production costs. Lexmark also develops related applications and tools to enable it to efficiently provide a broad range of services. The process of developing new technology products is complex and requires innovative designs that anticipate customer needs and technological trends. Research and development expenditures were $313 million in 2004, $266 million in 2003 and $248 million in 2002. The company must make strategic decisions from time to time as to which new technologies will produce products in market sectors that will experience the greatest future growth. There can be no assurance that the company can continue to develop the more technologically advanced products required to remain competitive.

BACKLOG

Although the company experiences availability constraints from time to time for certain products, the company generally fills its orders within 30 days of receiving them. Therefore, the company usually has a backlog of less than 30 days at any one time, which the company does not consider material to its business.

EMPLOYEES

As of December 31, 2004, the company had approximately 13,400 full-time equivalent employees worldwide of which 4,400 are located in the U.S. and the remaining 9,000 are located in Europe, Canada, Latin America, Asia, and the Pacific Rim. None of the U.S. employees are represented by a union. Employees in France are represented by a Statutory Works Council. Substantially all regular employees have been granted stock options.

AVAILABLE INFORMATION

The company makes available, free of charge, electronic access to all documents (including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as well as any beneficial ownership filings) filed with the Securities and Exchange Commission ("SEC" or the "Commission") by the company on its website at http://investor.lexmark.com as soon as reasonably practicable after such documents are filed.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the company and their respective ages, positions and years of service with the company are set forth below.

                                                                          YEARS WITH
NAME OF INDIVIDUAL     AGE                    POSITION                    THE COMPANY
------------------     ---                    --------                    -----------
Paul J. Curlander....  52    Chairman and Chief Executive Officer             14
Gary E. Morin........  56    Executive Vice President and Chief                9
                             Financial Officer
Paul A. Rooke........  46    Executive Vice President and President of        14
                             Printing Solutions and Services Division
Najib Bahous.........  48    Vice President and President of Consumer         14
                             Printer Division
Daniel P. Bork.......  53    Vice President, Tax                               8
Vincent J. Cole,             Vice President, General Counsel and              14
  Esq................  48    Secretary
David L. Goodnight...  52    Vice President, Asia Pacific and Latin           11
                             America
Richard A. Pelini....  46    Vice President and Treasurer                      2
Gary D. Stromquist...  49    Vice President and Corporate Controller          14
Jeri I. Stromquist...  47    Vice President of Human Resources                14

Dr. Curlander has been a Director of the company since February 1997. Since April 1999, Dr. Curlander has been Chairman of the Board of the company. In May 1998, Dr. Curlander was elected President and Chief Executive Officer of the company. Prior to such time, Dr. Curlander served as President and Chief Operating Officer and Executive Vice President, Operations of the company.

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

Mr. Bahous has been Vice President and President of the company's Consumer Printer Division since March 2003. Prior to such time and since May 2001, Mr. Bahous served as Vice President of Customer Services. From January 1999 to May 2001, Mr. Bahous served as Vice President and General Manager, Customer Services Europe.

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

Mr. Pelini has been Vice President and Treasurer of the company since July 2003. Mr. Pelini was employed by the company from 1991 to 1998 and was Assistant Treasurer of the company from

1996 to 1998. Prior to rejoining the company in July 2003, Mr. Pelini was Senior Vice President of Finance for Convergys Corporation. Mr. Pelini held various finance positions with Convergys from 1998 to 2003, including that of Vice President and Treasurer.

Mr. Stromquist has been Vice President and Corporate Controller of the company since July 2001. From July 1999 to July 2001, Mr. Stromquist served as Vice President of Alliances/OEM in the company's Consumer Printer Division. From November 1998 to July 1999, he served as Vice President of Finance for the company's Consumer Printer Division. Mr. Stromquist is the husband of Jeri I. Stromquist, Vice President of Human Resources of the company.

Ms. Stromquist has been Vice President of Human Resources of the company since February 2003. From January 2001 to February 2003, Ms. Stromquist served as Vice President of Worldwide Compensation and Resource Programs in the company's Human Resources department. From November 1998 to January 2001, she served as Vice President of Finance for the company's Business Printer Division. Ms. Stromquist is the wife of Gary D. Stromquist, Vice President and Corporate Controller of the company.

INTELLECTUAL PROPERTY

The company's intellectual property is one of its major assets and the ownership of the technology used in its products is important to its competitive position. Lexmark seeks to establish and maintain the proprietary rights in its technology and products through the use of patents, copyrights, trademarks, trade secret laws, and confidentiality agreements.

The company holds a portfolio of approximately 1,000 U.S. patents and approximately 550 pending U.S. patent applications. The company also holds over 2,600 foreign patents and pending patent applications. The inventions claimed in these patents and patent applications cover aspects of the company's current and potential future products, manufacturing processes, business methods and related technologies. The company is developing a portfolio of patents that protects its product lines and offers the possibility of entering into licensing agreements with others.

The company has a variety of intellectual property licensing and cross-licensing agreements with a number of third parties. Certain of the company's material license agreements, including those that permit the company to manufacture some of its current products, terminate as to specific products upon certain "changes of control" of the company.

The company has trademark registrations or pending trademark applications for the name LEXMARK in approximately 70 countries for various categories of goods. Lexmark also owns a number of trademark applications and registrations for various product names. The company holds worldwide copyrights in computer code, software and publications of various types. Other proprietary information is protected through formal procedures, which include confidentiality agreements with employees and other entities.

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

ITEM 2.  PROPERTIES

The company's corporate headquarters and principal development facilities are located on a 386 acre campus in Lexington, Kentucky. At December 31, 2004, the company owned or leased 7.2 million square feet of administrative, sales, service, research and development, warehouse and manufacturing facilities worldwide. The properties are used by both the business and consumer segments of the company. Approximately 4.6 million square feet is located in the United States and the remainder is located in various international locations. The company's principal international manufacturing facilities are in Mexico, the Philippines, Scotland and France. The principal domestic manufacturing facility is in Colorado. The company leases facilities for software development in India and the Philippines. The company owns approximately 61 percent of the worldwide square footage and leases the remaining 39 percent. The leased property has various lease expiration dates. The company believes that it can readily obtain appropriate additional space as may be required at competitive rates by extending expiring leases or finding alternative space.

None of the property owned by the company is held subject to any major encumbrances and the company believes that its facilities are in good operating condition.

ITEM 3.  LEGAL PROCEEDINGS

On December 30, 2002, the company filed a lawsuit against Static Control Components, Inc. ("SCC") in the U.S. District Court for the Eastern District of Kentucky (the "District Court") alleging that certain SCC products infringe the company's copyrights and are in violation of the Digital Millennium Copyright Act. On February 27, 2003, the District Court granted the company's motion requesting a preliminary injunction ordering SCC to cease making, selling or otherwise trafficking in the specified products. On March 31, 2003, SCC appealed the District Court's decision to the Sixth Circuit Court of Appeals (the "Circuit Court") and on October 26, 2004 a three judge panel of the Circuit Court vacated the preliminary injunction and remanded the case back to the District Court for further proceedings. On November 9, 2004, the company filed a petition with the Circuit Court requesting an en banc rehearing (a rehearing by all of the eligible Circuit Court judges) of the original three judge panel's decision. On February 15, 2005, the Circuit Court denied the company's petition for an en banc rehearing.

On February 28, 2003, SCC filed a lawsuit against the company in the U.S. District Court for the Middle District of North Carolina alleging that the company engaged in anti-competitive and monopolistic conduct and unfair and deceptive trade practices in violation of the Sherman Act, the Lanham Act and various North Carolina state laws. That lawsuit was dismissed on October 15, 2003. On December 23, 2003, these claims were asserted against the company as counterclaims in the company's case against SCC pending in the U.S. District Court for the

Eastern District of Kentucky. SCC is seeking damages in excess of $100 million. The company believes that the claims by SCC are without merit, and intends to vigorously defend against them.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Lexmark's Class A common stock is traded on the New York Stock Exchange under the symbol LXK. As of March 4, 2005, there were 1,488 holders of record of the Class A common stock and there were no holders of record of the Class B common stock. Information regarding the market prices of the company's Class A common stock appears in Part II, Item 8, Note 18 of the Notes to Consolidated Financial Statements.

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

ISSUER PURCHASES OF EQUITY SECURITIES

                                                                                               APPROXIMATE DOLLAR
                                                                          TOTAL NUMBER OF     VALUE OF SHARES THAT
                                        TOTAL                           SHARES PURCHASED AS        MAY YET BE
                                      NUMBER OF                          PART OF PUBLICLY     PURCHASED UNDER THE
                                        SHARES     AVERAGE PRICE PAID   ANNOUNCED PLANS OR     PLANS OR PROGRAMS
PERIOD                                PURCHASED        PER SHARE             PROGRAMS          (IN MILLIONS) (1)
------------------------------------------------------------------------------------------------------------------
October 1-31, 2004..................         --          $   --                     --              $1,040.3
------------------------------------------------------------------------------------------------------------------
November 1-30, 2004.................    814,000           84.61                814,000                 971.4
------------------------------------------------------------------------------------------------------------------
December 1-31, 2004.................    806,000           86.89                806,000                 901.4
------------------------------------------------------------------------------------------------------------------
Total...............................  1,620,000           85.74              1,620,000                    --
------------------------------------------------------------------------------------------------------------------

(1) In October 2004, the company received authorization from the board of directors to repurchase an additional $1.0 billion of its Class A common stock for a total repurchase authority of $2.4 billion. As of December 31, 2004, there was approximately $0.9 billion of share repurchase authority remaining. This repurchase authority allows the company, at management's discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During the fourth quarter of 2004, the company repurchased approximately 1.6 million shares at a cost of approximately $139 million. For the year ended December 31, 2004, the company repurchased approximately 3.2 million shares at a cost of approximately $281 million. As of December 31, 2004, since the inception of the program, the company had repurchased approximately 38.0 million shares for an aggregate cost of approximately $1.5 billion.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the company's equity compensation plans as of December 31, 2004:

(Number of Securities in millions)

                            NUMBER OF SECURITIES TO BE   WEIGHTED AVERAGE EXERCISE        NUMBER OF SECURITIES
                             ISSUED UPON EXERCISE OF       PRICE OF OUTSTANDING      REMAINING AVAILABLE FOR FUTURE
                               OUTSTANDING OPTIONS,        OPTIONS, WARRANTS AND         ISSUANCE UNDER EQUITY
PLAN CATEGORY                  WARRANTS AND RIGHTS              RIGHTS (1)                 COMPENSATION PLANS
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans
  approved by
  stockholders............             11.9(2)                    $61.90                          8.9(3)
Equity compensation plans
  not approved by
  stockholders (4)........              0.9                        45.98                          0.4
-------------------------------------------------------------------------------------------------------------------
Total.....................             12.8                       $60.73                          9.3
-------------------------------------------------------------------------------------------------------------------

(1) The numbers in this column represent the weighted average exercise price of stock options only.

(2) As of December 31, 2004, of the approximately 11.9 million awards outstanding under the equity compensation plans approved by stockholders, there were approximately 11.4 million stock options (of which 11,175,000 are employee stock options and 249,000 are nonemployee director stock options), 290,000 restricted stock units and supplemental deferred stock units, 21,000 voluntarily deferred performance shares that were earned as of the end of 2000, and 164,000 elective deferred stock units (of which 122,000 are employee elective deferred stock units and 42,000 are nonemployee director elective deferred stock units) that pertain to voluntary elections by certain members of management to defer all or a portion of their annual incentive compensation and by certain nonemployee directors to defer all or a portion of their annual retainer, chair retainer and/or meeting fees, that would have otherwise been paid in cash.

(3) Of the 8.9 million shares available, 6.5 million relate to employee plans (of which 3.0 million may be granted as full-value awards), 0.1 million relate to the nonemployee director plan and 2.3 million relate to the employee stock purchase plan.

(4) The company has only one equity compensation plan which has not been approved by its stockholders, the Lexmark International, Inc. Broad-Based Employee Stock Incentive Plan (the "Broad-Based Plan"). The Broad-Based Plan, which was established on December 19, 2000, provides for the issuance of up to 1.6 million shares of the company's common stock pursuant to stock incentive awards (including stock options, stock appreciation rights, performance awards, restricted stock units and deferred stock units) granted to the company's employees, other than its directors and executive officers. The Broad-Based Plan expressly provides that the company's directors and executive officers are not eligible to participate in the Plan. The Broad-Based Plan limits the number of shares subject to full-value awards (e.g., restricted stock units and performance awards) to 50,000 shares. The company's board of directors may at any time terminate or suspend the Broad-Based Plan, and from time to time, amend or modify the Broad Based-Plan, but any amendment which would lower the minimum exercise price for options and stock appreciation rights or materially modify the requirements for eligibility to participate in the Broad-Based Plan, requires the approval of the company's stockholders. In January 2001, all employees other than the company's directors, executive officers and senior managers, were awarded stock options under the Broad-Based Plan. All 0.9 million awards outstanding under the equity compensation plan not approved by stockholders are in the form of stock options.

ITEM 6.  SELECTED FINANCIAL DATA

The table below summarizes recent financial information for the company. For further information refer to the company's financial statements and notes thereto presented under Part II, Item 8 of this Form 10-K.

(Dollars in Millions, Except per Share Data)
--------------------------------------------------------------------------------

                                                                2004       2003       2002       2001       2000
                                                              --------   --------   --------   --------   --------
STATEMENT OF EARNINGS DATA:
------------------------------------------------------------------------------------------------------------------
Revenue.....................................................  $5,313.8   $4,754.7   $4,356.4   $4,104.3   $3,767.3
Cost of revenue (1).........................................   3,522.4    3,209.6    2,985.8    2,865.3    2,550.9
------------------------------------------------------------------------------------------------------------------
Gross profit................................................   1,791.4    1,545.1    1,370.6    1,239.0    1,216.4
------------------------------------------------------------------------------------------------------------------
Research and development....................................     312.7      265.7      247.9      246.2      216.5
Selling, general and administrative.........................     746.6      685.5      617.8      593.4      542.9
Restructuring and related (reversal) charges (1)(2)(3)......        --         --       (5.9)      58.4       41.3
------------------------------------------------------------------------------------------------------------------
Operating expense...........................................   1,059.3      951.2      859.8      898.0      800.7
------------------------------------------------------------------------------------------------------------------
Operating income............................................     732.1      593.9      510.8      341.0      415.7
Interest (income) expense, net..............................     (14.5)      (0.4)       9.0       14.8       12.8
Other expense...............................................       0.1        0.8        6.2        8.4        6.5
------------------------------------------------------------------------------------------------------------------
Earnings before income taxes................................     746.5      593.5      495.6      317.8      396.4
Provision for income taxes (4)(5)...........................     177.8      154.3      128.9       44.2      111.0
------------------------------------------------------------------------------------------------------------------
Net earnings................................................  $  568.7   $  439.2   $  366.7   $  273.6   $  285.4
Diluted net earnings per common share.......................  $   4.28   $   3.34   $   2.79   $   2.05   $   2.13
Shares used in per share calculation........................     132.9      131.4      131.6      133.8      134.3
STATEMENT OF FINANCIAL POSITION DATA:
------------------------------------------------------------------------------------------------------------------
Working capital.............................................  $1,533.2   $1,260.5   $  699.8   $  562.0   $  264.7
Total assets................................................   4,124.3    3,450.4    2,808.1    2,449.9    2,073.2
Total debt..................................................     151.0      150.4      161.5      160.1      148.9
Stockholders' equity........................................   2,082.9    1,643.0    1,081.6    1,075.9      777.0
OTHER KEY DATA:
------------------------------------------------------------------------------------------------------------------
Net cash from operations(6).................................  $  775.4   $  747.6   $  815.6   $  195.7   $  476.3
Capital expenditures........................................  $  198.3   $   93.8   $  111.7   $  214.4   $  296.8
Debt to total capital ratio (7).............................        7%         8%        13%        13%        16%
Number of employees (8).....................................    13,400     11,800     12,100     12,700     13,000
------------------------------------------------------------------------------------------------------------------

(1) Amounts include the impact of restructuring and other charges in 2001 of $87.7 million ($64.5 million, net of tax), which resulted in a $0.48 reduction in diluted net earnings per share. Inventory write-offs of $29.3 million associated with the restructuring actions were included in cost of revenue.

(2) Amounts include the benefit of a $5.9 million ($4.4 million, net of tax) reversal of restructuring and other charges in 2002, which resulted in a $0.03 increase in diluted net earnings per share.

(3) Amounts include the impact of restructuring and related charges in 2000 of $41.3 million ($29.7 million, net of tax), which resulted in a $0.22 reduction in diluted net earnings per share.

(4) Provision for income taxes in 2004 includes a $20.0 million benefit from the resolution of income tax matters, which resulted in a $0.15 increase in diluted net earnings per share.

(5) Provision for income taxes in 2001 includes a $40.0 million benefit from the resolution of income tax matters, which resulted in a $0.30 increase in diluted net earnings per share.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto:

OVERVIEW

Since its inception in 1991, Lexmark has become a leading developer, manufacturer and supplier of printing and imaging solutions for offices and homes. Lexmark's products include laser printers, inkjet printers, multifunction devices, associated supplies, services and solutions. Lexmark also sells dot matrix printers for printing single and multi-part forms by business users and develops, manufactures and markets a broad line of other office imaging products. The company is primarily managed along business and consumer market segments. Refer to Note 17 of the Notes to Consolidated Financial Statements for additional information regarding the company's reportable segments.

The total distributed office and home printing output opportunity has expanded as copiers and fax machines have been integrated into multifunction devices. Management believes that the integration of print/copy/fax capabilities favors companies like Lexmark due to its experience in providing industry-leading network printing solutions and multifunction printing products. Lexmark's management believes that its total revenue will continue to grow due to projected overall market growth for 2005 to 2008.

In recent years, the company's growth rate in sales of printer units has generally exceeded the growth rate of its printer revenue due to sales price reductions and the introduction of new lower priced products in both the laser and inkjet printer markets. In the laser printer market, this pricing pressure is partially offset by the tendency of customers to add higher profit margin optional features including network adapters, document management software, additional memory, paper handling and multifunction capabilities. Pricing pressure is also partially offset by the opportunity to provide business solutions and services to customers who are increasingly looking for assistance to better manage and leverage their document-related costs and output infrastructure. In the inkjet product market, advances in inkjet technology have resulted in products with higher resolution and improved performance while increased competition has led to lower prices. Additionally, the number of consumers seeking to print digitally captured images in their homes has driven significant growth in the photo printer and all-in-one products. The greater affordability of inkjet printers, improvements in photo printing products, as well as the growth in the all-in-one category, have been important factors in the growth of this market.

As the installed base of Lexmark laser printers, inkjet printers and multifunction devices continues to grow, management expects the market for supplies will grow as well, as such supplies are routinely required for use throughout the life of those products. While profit margins on printers and multifunction products have been negatively affected by competitive pricing pressure, the supplies are a higher margin, recurring business, which the company expects to contribute to the stability of its earnings over time.

The company's dot matrix printers and other office imaging products include many mature products such as supplies for IBM branded printers, aftermarket supplies for certain competitors' products and typewriter supplies that require little ongoing investment. The company expects that the market for these products will continue to decline, and has implemented a strategy to continue to offer high-quality products while managing cost to maximize cash flow and profit.

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

ALLOWANCES FOR DOUBTFUL ACCOUNTS

The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The company estimates the allowance for doubtful accounts based on a variety of factors including the length of time receivables are past due, the financial health of customers, unusual macroeconomic conditions and historical experience. If the financial condition of the company's customers deteriorates or other circumstances occur that result in an impairment of customers' ability to make payments, the company records additional allowances as needed.

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

INVENTORY RESERVES AND ADVERSE PURCHASE COMMITMENTS

The company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value. The company estimates the difference between the cost of obsolete or unmarketable inventory and its market value based upon product demand requirements, product life cycle, product pricing and quality issues. Also, the company records an adverse purchase commitment liability when anticipated market sales prices are lower than committed costs. If actual market conditions are less favorable than those projected by management, additional inventory write-downs and adverse purchase commitment liabilities may be required.

LONG-LIVED ASSETS

Management considers the potential impairment of both tangible and intangible assets when circumstances indicate that the carrying amount of an asset may not be recoverable. An asset impairment review estimates the fair value of an asset based upon the future cash flows that the asset is expected to generate. Such an impairment review incorporates estimates of forecasted revenue and costs that may be associated with an asset, expected periods that an asset may be utilized and appropriate discount rates.

PENSION AND POSTRETIREMENT BENEFITS

The company's pension and non-pension postretirement benefit costs and obligations are dependent on various actuarial assumptions used in calculating such amounts. Examples of assumptions the company must make include selecting the following: expected long-term rate of return on plan assets, a discount rate that reflects the rate at which pension benefits could be settled and the anticipated rates of future compensation increases. The company uses long-term historical actual asset return information, the mix of investments that comprise plan assets and future estimates of long-term investment returns by reference to external sources to develop its expected return on plan assets. This assumption is reviewed and set annually at the beginning of each year. Differences between actual and expected returns are recognized in the calculation of net periodic cost (benefit) over five years. The deferred amounts resulting from this averaging process are not expected to have a significant effect on the company's results of operations for 2005.

The discount rate assumptions used for pension and non-pension postretirement benefit plan accounting reflect the rates available on high-quality fixed-income debt instruments at December 31 each year. The rate of future compensation increases is determined by the company based upon its long-term plans for such increases.

Actual results that differ from assumptions are accumulated and amortized over the estimated future service period of the plan participants. For 2004, a 25 basis point change in the assumptions for asset return, discount rate and compensation increases, would not have had a significant impact on the net periodic benefit cost.

Changes in actual asset return experience and discount rate assumptions can impact the company's stockholders' equity. Actual asset return experience results in an increase or decrease in the asset base and this effect, in conjunction with a decrease in the pension discount rate, may result in a plan's assets being less than a plan's accumulated benefit obligation ("ABO"). The ABO is the present value of benefits earned to date and is based upon past compensation levels. The company is required to show in its Consolidated Statements of Financial Position a net liability that is at least equal to the ABO less the market value of plan assets. This liability is referred to as an additional minimum liability ("AML"). An AML, which is recorded and updated on December 31 each year, is reflected as a long-term pension liability with the offset in other comprehensive earnings (loss) in the equity section of the Consolidated Statements of Financial Position (on a net of tax basis) and/or as an intangible asset to the degree the company has unrecognized prior service costs.

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

RESTRUCTURING AND OTHER CHARGES

Although the company had substantially completed all restructuring activities at December 31, 2002, and the employees had exited the business, approximately $4.7 million of severance payments were made during 2003. Refer to Note 15 of the Notes to Consolidated Financial Statements for additional information regarding the company's restructuring activities.

RESULTS OF OPERATIONS

SUMMARY

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto. The following table summarizes the results of Lexmark's operations for the years ended December 31, 2004, 2003 and 2002:

                               2004                    2003                    2002
                       --------------------    --------------------    --------------------
(DOLLARS IN MILLIONS)  DOLLARS     % OF REV    DOLLARS     % OF REV    DOLLARS     % OF REV
-------------------------------------------------------------------------------------------
Revenue..............  $5,313.8     100.0%     $4,754.7     100.0%     $4,356.4     100.0%
Gross profit.........   1,791.4      33.7%      1,545.1      32.5%      1,370.6      31.5%
Operating expense....   1,059.3      19.9%        951.2      20.0%        859.8      19.7%
Operating income.....     732.1      13.8%        593.9      12.5%        510.8      11.7%
Net earnings.........     568.7      10.7%        439.2       9.2%        366.7       8.4%
-------------------------------------------------------------------------------------------

REVENUE

Consolidated revenue increased 12% in 2004 compared to 2003 and 9% in 2003 compared to 2002.

During fiscal 2004, one customer, Dell, accounted for $570 million, or 10.7 percent of the company's total revenue. Sales to Dell are included in both the business and consumer market segments. In 2003 and 2002, no single customer accounted for 10 percent or more of total revenue.

The following tables provide a breakdown of the company's revenue by market segment, geography and product category.

Revenue by market segment:

 (DOLLARS IN MILLIONS)      2004       2003     % CHANGE     2003       2002     % CHANGE
-----------------------------------------------------------------------------------------
Business................  $2,816.6   $2,626.9         7%   $2,626.9   $2,385.5        10%
Consumer................   2,497.2    2,127.6        17%    2,127.6    1,969.0         8%
All other...............        --        0.2        n/a        0.2        1.9        n/a
-----------------------------------------------------------------------------------------
Total revenue...........  $5,313.8   $4,754.7        12%   $4,754.7   $4,356.4         9%
-----------------------------------------------------------------------------------------

During 2004, revenue in the business market segment increased $190 million or 7% over 2003. This growth was principally due to increases in unit volumes. The company experienced strong double-digit unit growth in the business market segment, but saw significant hardware price declines and continuing mix shift to low-end products, resulting in revenue growth less than unit growth. Market demand for low-end monochrome laser and color laser printers was strong. During 2003, revenue increased $242 million or 10% when compared to 2002 principally due to increases in unit volumes.

During 2004, revenue in the consumer market segment increased $370 million or 17% over 2003. This growth was also due to double-digit unit growth, principally driven by strong sales of inkjet all-in-one products. During 2003, revenue increased $159 million or 8% when compared to 2002 and was principally due to increases in unit volumes.

Revenue by geography:

      (DOLLARS IN MILLIONS)           2004       2003     % CHANGE     2003       2002
----------------------------------                                                         % CHANGE
United States.....................  $2,397.8   $2,169.0      11%     $2,169.0   $2,054.5       6%
Europe............................   1,926.3    1,675.9      15%      1,675.9    1,445.2      16%
Other International...............     989.7      909.8       9%        909.8      856.7       6%
---------------------------------------------------------------------------------------------------
Total revenue.....................  $5,313.8   $4,754.7      12%     $4,754.7   $4,356.4       9%
---------------------------------------------------------------------------------------------------

During 2004, revenue increased in all geographies when compared to 2003 principally due to the previously discussed unit growth. Revenue in Europe and Other International geographies was also favorably impacted by currency. During 2003, revenue increased in all geographies when compared to 2002 due to unit growth.

Revenue by product:

      (DOLLARS IN MILLIONS)           2004       2003     % CHANGE     2003       2002
----------------------------------                                                         % CHANGE
Laser and inkjet printers.........  $2,000.1   $1,759.8      14%     $1,759.8   $1,631.1       8%
Laser and inkjet supplies.........   2,974.8    2,629.4      13%      2,629.4    2,334.5      13%
Other.............................     338.9      365.5      (7)%       365.5      390.8      (6)%
---------------------------------------------------------------------------------------------------
Total revenue.....................  $5,313.8   $4,754.7      12%     $4,754.7   $4,356.4       9%
---------------------------------------------------------------------------------------------------

During 2004 and 2003, laser and inkjet printers and laser and inkjet supplies revenue both increased when compared to the prior year. These increases reflected solid unit growth in both the business and consumer market segments as discussed above.

GROSS PROFIT

The following table provides gross profit information:

      (DOLLARS IN MILLIONS)           2004       2003     % CHANGE     2003       2002
----------------------------------                                                         % CHANGE
GROSS PROFIT:
Dollars...........................  $1,791.4   $1,545.1       16%    $1,545.1   $1,370.6       13%
% of Revenue......................     33.7%      32.5%    1.2pts       32.5%      31.5%    1.0pts
---------------------------------------------------------------------------------------------------

During 2004, consolidated gross profit and gross profit as a percentage of revenue increased when compared to the prior year. The improvement in the gross profit margin over 2003 was principally due to improved product margins (1.9 percentage points) which was mostly printer driven, partially offset by a negative mix among products toward hardware (0.7 percentage points).

During 2003, the increase in consolidated gross profit and gross profit as a percentage of revenue was attributable to improved supplies margins (1.8 percentage points) and an increased mix of supplies (0.9 percentage points), partially offset by lower printer margins (2.0 percentage points).

OPERATING EXPENSE

The following table presents information regarding the company's operating expenses during the periods indicated:

                                       2004                  2003                  2002
                                -------------------   -------------------   -------------------
    (DOLLARS IN MILLIONS)       DOLLARS    % OF REV   DOLLARS    % OF REV   DOLLARS    % OF REV
-----------------------------------------------------------------------------------------------
OPERATING EXPENSE:
  Research and development....  $  312.7      5.9%    $  265.7      5.6%    $  247.9      5.7%
  Selling, general &
     administrative...........     746.6     14.0%       685.5     14.4%       617.8     14.1%
  Restructuring and related
     reversal.................        --       --           --       --         (5.9)    (0.1)%
-----------------------------------------------------------------------------------------------
  Total operating expense.....  $1,059.3     19.9%    $  951.2     20.0%    $  859.8     19.7%
-----------------------------------------------------------------------------------------------

During 2004, operating expense increased $108 million or 11% compared to 2003. The company has accelerated its investment in research and development to support new product initiatives and to advance current technologies and expects this to continue. Additionally, in the fourth quarter of 2004, the company launched an advertising campaign to build brand image and awareness. The slight decrease in operating expense as a percent of revenue was primarily due to revenue growing at a faster rate than selling, general and administrative expense, partially offset by higher research and development spending.

During 2003, operating expense increased $91 million or 11% compared to 2002. Operating expense in 2002 included a $6 million benefit in the fourth quarter of 2002 from the reversal of previously accrued restructuring charges. The 0.3 percentage point increase in operating expense as a percent of revenue was primarily due to the restructuring reserve reversal in 2002.

OPERATING INCOME (LOSS)

The following table provides operating income by market segment:

     (DOLLARS IN MILLIONS)        2004      2003     % CHANGE    2003      2002
-------------------------------                                                     % CHANGE
OPERATING INCOME (LOSS):
  Business.....................  $ 752.2   $ 682.1      10%     $ 682.1   $ 550.4      24%
  Consumer.....................    333.2     225.0      48%       225.0     253.2     (11)%
  Other........................   (353.3)   (313.2)    (13)%     (313.2)   (292.8)     (7)%
--------------------------------------------------------------------------------------------
  Total operating income
     (loss)....................  $ 732.1   $ 593.9      23%     $ 593.9   $ 510.8      16%
--------------------------------------------------------------------------------------------

For 2004, the increase in the consolidated operating income was due to a $246 million increase in gross profit, partially offset by a $108 million increase in operating expense. Operating income for the business market segment increased $70 million in 2004 compared to 2003. Operating income for the consumer market segment increased $108 million in 2004 compared to 2003. The increases in operating income for both the business and consumer markets were due to higher revenue and improvements in product margins.

For 2003, the increase in the consolidated operating income was due to a $174 million increase in gross profit, partially offset by a $91 million increase in operating expense. Operating income for the business market segment increased $132 million in 2003 compared to 2002, principally due to increased supplies sales. Operating income for the consumer market segment decreased $28 million in 2003, primarily due to lower printer margins.

NON-OPERATING INCOME (EXPENSE)

Non-operating income increased $15 million from 2003 to 2004, principally due to additional interest income in 2004 as a result of an increased level of cash and marketable securities held by the company.

Non-operating expenses declined $15 million from 2002 to 2003, principally due to additional interest income in 2003 as a result of the company's strong cash generation and the $5 million write-down of a private equity investment during 2002.

NET EARNINGS

Net earnings were $569 million in 2004 compared to $439 million in 2003. The increase in net earnings was due to improved operating income, increased non-operating income and a lower effective tax rate. The effective income tax rate was 23.8% in 2004 compared to 26.0% in 2003. During 2004, the IRS completed its examination of the company's income tax returns for all years through 2001. As a result of the completion of those audits, the company reversed previously accrued taxes, reducing the income tax provision by $20 million in the third quarter of 2004. Excluding the impact of this adjustment, the company's effective income tax rate was 26.5% for 2004.

Net earnings were $439 million in 2003 compared to $367 million in 2002. The increase in net earnings was primarily due to improved operating income and lower non-operating expenses. The effective income tax rate remained at 26.0% in 2003 and 2002.

EARNINGS PER SHARE

Basic net earnings per share were $4.38 for 2004 compared to $3.43 in 2003. Diluted net earnings per share were $4.28 for 2004 compared to $3.34 in 2003. Both basic and diluted net earnings per share for 2004 include a $0.15 benefit associated with the previously mentioned tax settlement. Excluding this tax benefit, the increases in basic and diluted net earnings per share were primarily attributable to the increase in net earnings.

Basic net earnings per share were $3.43 for 2003 compared to $2.85 in 2002. Diluted net earnings per share were $3.34 for 2003 compared to $2.79 in 2002. The increases in basic and diluted net earnings per share were primarily due to the increase in net earnings.

RETIREMENT-RELATED BENEFITS

The following table provides the total pre-tax cost (income) related to Lexmark's retirement plans for the years 2004, 2003 and 2002. Cost (income) amounts are included as an addition to/reduction from, respectively, the company's cost and expense amounts in the Consolidated Statements of Earnings.

(IN MILLIONS)                                                 2004     2003     2002
-------------------------------------------------------------------------------------
Total cost of retirement-related plans......................  $27.5    $31.1    $15.5
-------------------------------------------------------------------------------------
Comprised of:
  Defined benefit plans.....................................  $ 9.5    $15.8    $(0.2)
  Defined contribution plans................................   12.8     12.8     11.4
  Non-pension postretirement benefits.......................    5.2      2.5      4.3
-------------------------------------------------------------------------------------

The company reduced its expected long-term asset return assumption on the U.S. plan from 10.0% to 8.5% at the beginning of 2003. This change, and the recognition of losses related to negative pension asset returns, increased the cost of defined benefit plans in 2003. At the beginning of 2004, the company further reduced its expected long-term asset return assumption on its U.S. plan from 8.5% to 8.0%. The resulting increase in expense in the U.S. was offset by decreases in non-U.S. pension expense due to plan changes.

The company reduced its discount rate assumption in the U.S. from 7.5% to 6.5% at the end of 2002, from 6.5% to 6.3% at the end of 2003, and from 6.3% to 5.8% at the end of 2004. These changes, combined with other changes in actuarial assumptions, such as the assumed rate of compensation increase, did not have a significant impact on the company's results of operations for 2004, nor are they expected to have a material effect in 2005.

Future effects of retirement-related benefits, including the changes noted above, on the operating results of the company depend on economic conditions, employee demographics, mortality rates and investment performance. See Note 13 of the Notes to Consolidated Financial Statements for additional information relating to the company's pension and postretirement plans.

LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL POSITION

Lexmark's financial position remains strong at December 31, 2004, with working capital of $1,533 million compared to $1,261 million December 31, 2003. At December 31, 2004, the company had outstanding $1.5 million of short-term debt and $149.5 million of long-term debt. The debt to total capital ratio was 7% at December 31, 2004, compared to 8% at December 31, 2003. The company had no amounts outstanding under its U.S. trade receivables financing program or its revolving credit facility at December 31, 2004.

LIQUIDITY

The following table summarizes the results of the company's Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002:

(IN MILLIONS)                                               2004       2003       2002
----------------------------------------------------------------------------------------
Net cash flow provided by (used for):
  Operating activities...................................  $ 775.4    $ 747.6    $ 815.6
  Investing activities...................................   (688.1)    (543.9)    (113.8)
  Financing activities...................................   (209.4)      36.0     (301.8)
  Effect of exchange rate changes on cash................      3.7        7.2        7.0
----------------------------------------------------------------------------------------
     Net (decrease) increase in cash & cash
       equivalents.......................................  $(118.4)   $ 246.9    $ 407.0
----------------------------------------------------------------------------------------

The company's primary source of liquidity has been cash generated by operations, which totaled $775 million, $748 million and $816 million in 2004, 2003 and 2002, respectively. Cash from operations generally has been sufficient to allow the company to fund its working capital needs and finance its capital expenditures during these periods along with the repurchase of approximately $281 million, $5 million and $331 million of its Class A common stock during 2004, 2003 and 2002, respectively. Management believes that cash provided by operations will continue to be sufficient to meet operating and capital needs. However, in the event that cash from operations is not sufficient, the company has other potential sources of cash through utilization of its accounts receivable financing program, revolving credit facility or other financing sources.

Operating activities:

The increase in cash flows from operating activities from 2003 to 2004 was primarily due to increased earnings and favorable cash flow changes in accounts payable and accrued liabilities, partially offset by unfavorable cash flow changes in trade receivables, other assets and liabilities and deferred taxes.

The decrease in cash flows from operating activities from 2002 to 2003 was primarily due to unfavorable cash flow changes in accrued liabilities, trade receivables and inventories, offset somewhat by favorable cash flow changes in accounts payable and other assets and liabilities as well as increased earnings.

Cash flows from operations were reduced during 2004, 2003 and 2002 by $53 million, $115 million and $57 million, respectively, due to contributions to its pension plans. See Note 13 of the Notes to Consolidated Financial Statements for more information regarding the pension plans.

Investing activities:

The company began investing in marketable securities during the third quarter of 2003, which resulted in a net use of cash of $490 million and $452 million in 2004 and 2003, respectively. The company spent $198 million, $94 million and $112 million on capital expenditures during 2004, 2003 and 2002, respectively. The capital expenditures for 2004 principally related to infrastructure support, new product development and manufacturing capacity expansion.

Financing activities:

The fluctuations in the net cash flows from financing activities were principally due to treasury stock activity. The company has repurchased $281 million, $5 million and $331 million of treasury stock during 2004, 2003 and 2002, respectively.

CREDIT FACILITY

Effective May 29, 2002, the company entered into a $500 million unsecured, revolving credit facility with a group of banks, including a $200 million 364-day portion and a $300 million 3-year portion. Upon entering into the credit agreement, the company terminated the prior $300 million unsecured, revolving credit facility that was due to expire on January 27, 2003. There were no amounts outstanding under the prior facility upon its termination.

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

The credit agreement contains customary default provisions, leverage and interest coverage restrictions and certain restrictions on secured and subsidiary debt, disposition of assets, liens and mergers and acquisitions. The 364-day portion of the $500 million credit facility had a maturity date of May 28, 2003. During May 2003, each lender approved the extension of the $200 million 364-day portion of the revolving credit facility with a new maturity date of May 26, 2004. The company did not renew the $200 million 364-day portion of the revolving credit facility in 2004. The 3-year portion of the credit facility has a maturity date of May 29, 2005. As of December 31, 2004 and 2003, there were no amounts outstanding under the credit facility.

Effective January 20, 2005, the company entered into a $300 million 5-year senior, unsecured, multicurrency revolving credit facility with a group of banks. Upon entering into the new credit agreement, the company terminated the prior $300 million unsecured, revolving credit facility that was due to expire on May 29, 2005. There were no amounts outstanding under the prior facility upon its termination. Under the new credit facility, the company may borrow in dollars, euros, British pounds sterling and Japanese yen. Under certain circumstances, the aggregate amount available under the new facility may be increased to a maximum of $500 million.

Interest on all borrowings under the new facility depends upon the type of loan, namely alternative base rate loans, swingline loans or eurocurrency loans. Alternative base rate loans bear interest at the greater of the prime rate or the federal funds rate plus one-half of one percent. Swingline loans (limited to $50 million) bear interest at an agreed upon rate at the time of the borrowing. Eurocurrency loans bear interest at the sum of (i) a LIBOR rate for the applicable currency and interest period and (ii) an interest rate spread based upon the company's debt ratings ranging from 0.18% to 0.80%. In addition, the company is required to pay a facility fee on the $300 million line of credit of 0.07% to 0.20% based upon the company's debt ratings. The interest and facility fees are payable at least quarterly.

The new credit agreement contains usual and customary default provisions, leverage and interest coverage restrictions and certain restrictions on secured and subsidiary debt, disposition of assets, liens and mergers and acquisitions. The $300 million new credit facility has a maturity date of January 20, 2010.

LONG-TERM DEBT

The company has outstanding $150 million principal amount of 6.75% senior notes due May 15, 2008, which was initially priced at 98.998%, to yield 6.89% to maturity. The senior notes contain typical restrictions on liens, sale leaseback transactions, mergers and sales of assets. There are no sinking fund requirements on the senior notes and they may be redeemed at any time at the option of the company, at a redemption price as described in the related indenture agreement, as supplemented and amended, in whole or in part. A balance of $149.5 million (net of unamortized discount of $0.5 million) was outstanding at December 31, 2004.

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

OTHER INFORMATION

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

In February 2001, the company filed a shelf registration statement with the SEC to register $200 million of debt securities. Due to the company's strong cash position, in early 2004 the company determined that it did not plan to utilize the shelf registration, and on January 28, 2004, withdrew its registration pursuant to the rules and regulations of the SEC.

CONTRACTUAL CASH OBLIGATIONS

The following table summarizes the company's contractual obligations at December 31, 2004:

                                                               LESS                        MORE
                                                               THAN      1-3      3-5     THAN 5
(IN MILLIONS)                                        TOTAL    1 YEAR    YEARS    YEARS    YEARS
------------------------------------------------------------------------------------------------
Long-term debt.....................................  $150      $ --      $--     $150      $--
Short-term borrowings..............................     1         1       --       --       --
Capital leases.....................................     9         3        5        1       --
Operating leases...................................   157        40       63       39       15
Purchase obligations...............................   432       427        4        1       --
------------------------------------------------------------------------------------------------
Total contractual obligations......................  $749      $471      $72     $191      $15
------------------------------------------------------------------------------------------------

Purchase obligations reported in the table above include agreements to purchase goods or services that are enforceable and legally binding on the company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

U.S. TRADE RECEIVABLES FACILITY

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

This facility contains customary affirmative and negative covenants as well as specific provisions related to the quality of the accounts receivables sold. As collections reduce previously sold receivables, the company may replenish these with new receivables. The company bears a limited risk of bad debt losses on U.S. trade receivables sold, since the company over-collateralizes the receivables sold with additional eligible receivables. The company addresses this risk of loss in its allowance for doubtful accounts. Receivables sold may not include amounts over 90 days past due or concentrations over certain limits with any one customer. The facility also contains customary cash control triggering events which, if triggered, could adversely affect the company's liquidity and/or its ability to sell trade receivables. A downgrade in the company's credit rating could reduce the company's ability to sell trade receivables. At December 31, 2004 and 2003, the facility had no U.S. trade receivables sold and outstanding.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2004 and 2003, the company did not have any relationship with unconsolidated entities or financial partnerships, which other companies have established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, the company is not materially exposed to any financing, liquidity, market or credit risk that could arise if the company had engaged in such relationships.

STOCK REPURCHASE

In October 2004, the company received authorization from the board of directors to repurchase an additional $1.0 billion of its Class A common stock for a total repurchase authority of

$2.4 billion. At December 31, 2004, there was approximately $0.9 billion of share repurchase authority remaining. This repurchase authority allows the company, at management's discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During 2004, the company repurchased approximately 3.2 million shares at a cost of approximately $281 million. As of December 31, 2004, since the inception of the program, the company had repurchased approximately 38.0 million shares for an aggregate cost of approximately $1.5 billion.

CAPITAL EXPENDITURES

Capital expenditures totaled $198 million, $94 million and $112 million in 2004, 2003 and 2002, respectively. The capital expenditures were primarily attributable to infrastructure support and new product development during 2004, 2003 and 2002. During 2005, the company expects capital expenditures to be approximately $300 million, primarily attributable to infrastructure support including capacity expansion, and new product development. The capital expenditures are expected to be funded through cash from operations.

EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

Revenue derived from international sales, including exports from the United States, make up about half of the company's consolidated revenue, with Europe accounting for approximately two-thirds of international sales. Substantially all foreign subsidiaries maintain their accounting records in their local currencies. Consequently, period-to-period comparability of results of operations is affected by fluctuations in currency exchange rates. Certain of the company's Latin American entities use the U.S. dollar as their functional currency. Lexmark's operations in Argentina were adversely impacted by currency devaluation during the first six months of 2002. This resulted in translation losses of approximately $5 million in 2002. Since June 2002, the company did not experience significant translation losses related to the Argentina operations.

Currency translation has significantly affected international revenue and cost of revenue, but it did not have a material impact on operating income during 2002. The 2003 and 2004 operating income was materially positively affected by exchange rate fluctuations. The company acts to neutralize the effects of exchange rate fluctuations through the use of operational hedges, such as pricing actions and product sourcing decisions.

The company's exposure to exchange rate fluctuations generally cannot be minimized solely through the use of operational hedges. Therefore, the company utilizes financial instruments such as forward exchange contracts and currency options to reduce the impact of exchange rate fluctuations on actual and anticipated cash flow exposures and certain assets and liabilities, which arise from transactions denominated in currencies other than the functional currency. The company does not purchase currency related financial instruments for purposes other than exchange rate risk management.

TAX MATTERS

The company's effective income tax rate was approximately 23.8%, 26.0% and 26.0% for 2004, 2003 and 2002, respectively. The current year's effective income tax rate was impacted favorably by the company's resolution with the Internal Revenue Service ("IRS") discussed in the next paragraph. Excluding the impact of this adjustment, the company's effective income tax rate was 26.5% for 2004. Due to the anticipated geographical mix of earnings for 2005, the company expects the 2005 effective income tax rate to be in the range of 26.5% to 27.0%.

During 2004, the IRS completed its examination of the company's income tax returns for all years through 2001. As a result of the completion of those audits, the company reversed previously accrued taxes, reducing the income tax provision by $20 million, or $0.15 per share, in the third quarter of 2004. The IRS has now started its examination of tax years 2002 and 2003. The company and its subsidiaries are also subject to tax examinations in various state and foreign jurisdictions. The company believes that adequate amounts have been provided for any adjustments that may result from these examinations.

As of December 31, 2004, the company had non-U.S. tax loss carryforwards of $10.4 million, which have an indefinite carryforward period.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the "Jobs Act"). The Jobs Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations, and as of today, uncertainty remains as to how to interpret numerous provisions in the Jobs Act. The company is not yet in a position to decide on whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the U.S. Based on the company's analysis to date, it is possible that the company could repatriate as much as $684 million. If that full amount is repatriated in 2005, the estimated income tax effect of that repatriation would be approximately $70 million, based on the information available and the law in effect on December 31, 2004. The company expects to conclude its analysis of this repatriation incentive during 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin ("ARB") No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN 46-R, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (revised December 2003), which replaces FIN 46. FIN 46-R incorporates certain modifications to FIN 46 adopted by the FASB subsequent to the issuance of FIN 46, including modifications to the scope of FIN 46. Additionally, FIN 46-R also incorporates much of the guidance previously issued in the form of FASB Staff Positions. For all special purpose entities ("SPEs") created prior to February 1, 2003, public entities must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003. The company has evaluated the provisions of this interpretation and determined that the interpretation has no impact on its financial position, results of operations and cash flows.

In May 2004, the FASB issued Staff Position No. 106-2 ("FSP 106-2"), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the "Act"). The Act introduced a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of post-retirement health care benefit plans ("plan sponsors") that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP 106-2 superceded FSP 106-1, which was issued in January 2004, and permitted plan sponsors of a post-retirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act until more authoritative guidance on the accounting for the federal subsidy was issued. The company had elected to defer accounting for the effects of the Act under FSP 106-1. FSP 106-2 was effective for the first interim or annual period beginning after June 15, 2004. On January 21, 2005, the Centers for Medicare and Medicaid Services released final regulations implementing major provisions of the Act. The company evaluated the provisions of FSP 106-2 and the new regulations and determined that they did not have a material impact on the company's financial position, results of operations and cash flows.

In November 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS 151 amends the guidance in ARB 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .". This
Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005, and is required to be adopted by the company in the first quarter of fiscal 2006. The company is currently evaluating the provisions of this statement.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary
Assets -- an amendment of Accounting Principles Board ("APB") Opinion No. 29, Accounting for Nonmonetary Transactions. The guidance in APB 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are applicable for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The company is currently evaluating the provisions of this statement.

In December 2004, the FASB issued SFAS 123R, which replaces SFAS 123 and supercedes APB 25. SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized in the financial statements based on their fair value beginning with the first interim or annual reporting period that begins after June 15, 2005. The company will be required to adopt SFAS 123R at the beginning of the third quarter of 2005 and is currently evaluating the requirements of SFAS 123R, including selection of the transition method. SFAS 123R allows for prospective and retroactive transition alternatives. The prospective alternative requires that compensation expense be recorded for all unvested stock-based awards at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive alternatives require that compensation expense for all unvested awards be recognized beginning with the first period restated. The retroactive alternatives allow for the restatement of prior periods either as of the beginning of the year of adoption or for all periods presented. The company expects that the adoption of SFAS 123R will have a material impact on its results of operations and earnings per share.

In December 2004, the FASB issued FSP 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S.-Based Manufacturers by the American Jobs Creation Act of 2004 ("FSP 109-1"). FSP 109-1 clarifies that the tax deduction for domestic manufacturers under the American Jobs Creation Act of 2004 should be accounted for as a special deduction in accordance with SFAS No. 109, Accounting for Income Taxes. The FSP, issued on December 21, 2004, went into effect upon being issued.

In December 2004, the FASB also issued FSP 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 ("FSP 109-2"). FSP 109-2 provides enterprises more time (beyond the financial-reporting period during which the American Jobs Creation Act took effect) to evaluate the impact on the enterprise's plan for reinvestment or repatriation of certain foreign earnings for purposes of applying SFAS 109. The FSP, issued on December 21, 2004, went into effect upon being issued.

The company is not yet in a position to decide on whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the U.S. The company expects to conclude its analysis of this repatriation incentive during 2005.

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

- Unfavorable global economic conditions may adversely impact the company's future operating results. The company continues to experience some weak markets for its products, and although the company has seen some market improvement, continued softness in certain markets and uncertainty about global economic conditions could result in lower demand for the company's products. Weakness in demand has resulted in intense price competition and may result in excessive inventory for the company and/or its reseller channel, which may adversely affect sales, pricing, risk of obsolescence and/or other elements of the company's operating results.

- Revenue derived from international sales make up about half of the company's revenue. Accordingly, the company's future results could be adversely affected by a variety of factors, including changes in a specific country's or region's political or economic conditions, foreign currency exchange rate fluctuations, trade protection measures and unexpected changes in regulatory requirements. In addition, changes in tax laws and the ability to repatriate cash accumulated outside the U.S. in a tax efficient manner may adversely affect the company's financial results, investment flexibility and operations. Moreover, margins on international sales tend to be lower than those on domestic sales, and the company believes that international operations in new geographic markets will be less profitable than operations in the U.S. and European markets, in part, because of the higher investment levels for marketing, selling and distribution required to enter these markets.

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

- The company relies in large part on its international production facilities and international manufacturing partners, many of which are located in China, for the manufacture of its products and key components of its products. Future operating results may be adversely affected by several factors, including, without limitation, if the company's international operations or manufacturing partners are unable to perform or supply products reliably, if there are disruptions in international trade, disruptions at important geographic points of exit and entry, if there are difficulties in transitioning such manufacturing activities among the company, its international operations and/or its manufacturing partners, or if there arise production and supply constraints which result in additional costs to the company. The financial failure or loss of a key supplier could result in a material adverse impact on the company's financial results.

- The company's effective tax rate could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates. In addition, the amount of income tax the company pays is subject to ongoing audits in various jurisdictions. A material assessment by a taxing authority or a decision to repatriate foreign cash could adversely affect the company's profitability.

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

- Certain countries (primarily in Europe) and/or collecting societies representing copyright owners' interests have commenced proceedings to impose fees on devices (such as scanners, printers and multifunction devices) alleging the copyright owners are entitled to compensation because these devices enable reproducing copyrighted content. Other countries are also considering imposing fees on certain devices. The amount of fees, if imposed, would depend on the number of products sold and the amounts of the fee on each product, which will vary by product and by country. The financial impact on the company, which will depend in large part upon the outcome of local legislative processes, the company's and other industry participants' outcome in contesting the fees and the company's ability to mitigate that impact by increasing prices, which ability will depend upon competitive market conditions, remains uncertain. The outcome of the copyright fee issue could adversely affect the company's operating results and business.

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

INTEREST RATES

At December 31, 2004, the fair value of the company's senior notes was estimated at $163 million using quoted market prices and yields obtained through independent pricing sources for the same or similar types of borrowing arrangements, taking into consideration the underlying terms of the debt. The fair value of the senior notes exceeded the carrying value as recorded in the Consolidated Statements of Financial Position at December 31, 2004, by approximately $13 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $2 million at December 31, 2004.

The company has interest rate swaps that serve as a fair value hedge of the company's senior notes. The fair value of the interest rate swaps at December 31, 2004, was a liability of $0.2 million. Market risk for the interest rate swaps is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $2 million at December 31, 2004.

FOREIGN CURRENCY EXCHANGE RATES

The company employs a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the company's functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the company is exposed include the euro, the Mexican peso, the Canadian dollar, the British pound, the Japanese yen, the Australian dollar and other Asian and South American currencies. Exposures are hedged with foreign currency forward contracts, put options, and call options with maturity dates of less than eighteen months. The potential loss in fair value at December 31, 2004, for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $89 million. This loss would be mitigated by corresponding gains on the underlying exposures.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
(In Millions, Except Per Share Amounts)
--------------------------------------------------------------------------------

                                                                2004       2003       2002
                                                              --------   --------   --------
Revenue.....................................................  $5,313.8   $4,754.7   $4,356.4
Cost of revenue.............................................   3,522.4    3,209.6    2,985.8
--------------------------------------------------------------------------------------------
     GROSS PROFIT...........................................   1,791.4    1,545.1    1,370.6
--------------------------------------------------------------------------------------------

Research and development....................................     312.7      265.7      247.9
Selling, general and administrative.........................     746.6      685.5      617.8
Restructuring and related reversal..........................        --         --       (5.9)
--------------------------------------------------------------------------------------------
     OPERATING EXPENSE......................................   1,059.3      951.2      859.8
--------------------------------------------------------------------------------------------
     OPERATING INCOME.......................................     732.1      593.9      510.8

Interest (income) expense, net..............................     (14.5)      (0.4)       9.0
Other expense...............................................       0.1        0.8        6.2
--------------------------------------------------------------------------------------------
     EARNINGS BEFORE INCOME TAXES...........................     746.5      593.5      495.6

Provision for income taxes..................................     177.8      154.3      128.9
--------------------------------------------------------------------------------------------
     NET EARNINGS...........................................  $  568.7   $  439.2   $  366.7

Net earnings per share:
     Basic..................................................  $   4.38   $   3.43   $   2.85
     Diluted................................................  $   4.28   $   3.34   $   2.79

Shares used in per share calculation:
     Basic..................................................     129.7      128.1      128.5
     Diluted................................................     132.9      131.4      131.6
--------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
AS OF DECEMBER 31, 2004 AND 2003
(In Millions, Except Par Value)
--------------------------------------------------------------------------------

                                                                2004       2003
                                                              --------   --------
ASSETS

Current assets:
  Cash and cash equivalents.................................  $  626.2   $  744.6
  Marketable securities.....................................     940.5      451.5
  Trade receivables, net of allowances of $40.5 in 2004 and
     $48.1 in 2003..........................................     744.4      615.4
  Inventories...............................................     464.9      437.0
  Prepaid expenses and other current assets.................     224.9      195.3
---------------------------------------------------------------------------------
     TOTAL CURRENT ASSETS...................................   3,000.9    2,443.8

Property, plant and equipment, net..........................     792.2      715.9
Other assets................................................     331.2      290.7
---------------------------------------------------------------------------------
     TOTAL ASSETS...........................................  $4,124.3   $3,450.4
---------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term debt...........................................  $    1.5   $    1.1
  Accounts payable..........................................     670.6      465.7
  Accrued liabilities.......................................     795.6      716.5
---------------------------------------------------------------------------------
     TOTAL CURRENT LIABILITIES..............................   1,467.7    1,183.3

Long-term debt..............................................     149.5      149.3
Other liabilities...........................................     424.2      474.8
---------------------------------------------------------------------------------
     TOTAL LIABILITIES......................................   2,041.4    1,807.4
---------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value, 1.6 shares authorized; no
     shares issued and outstanding..........................        --         --
  Common stock, $.01 par value:
       Class A, 900.0 shares authorized; 127.6 and 128.6
        outstanding in 2004 and 2003, respectively..........       1.7        1.6
       Class B, 10.0 shares authorized; no shares issued and
        outstanding.........................................        --         --
  Capital in excess of par..................................   1,076.0      956.4
  Retained earnings.........................................   2,663.7    2,095.0
  Treasury stock, net; at cost; 37.6 and 34.5 shares in 2004 and 2003, respectively.................................  (1,493.2)  (1,213.5)
  Accumulated other comprehensive loss......................    (165.3)    (196.5)
---------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' EQUITY.............................   2,082.9    1,643.0
---------------------------------------------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............  $4,124.3   $3,450.4
---------------------------------------------------------------------------------

See notes to consolidated financial statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(In Millions)
--------------------------------------------------------------------------------

                                                                2004        2003       2002
                                                              ---------   ---------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings................................................  $   568.7   $   439.2   $ 366.7
Adjustments to reconcile net earnings to net cash provided
  by operating activities:
     Depreciation and amortization..........................      134.9       148.9     138.2
     Deferred taxes.........................................       (6.7)       63.5      12.3
     Restructuring and related reversal.....................         --          --      (5.9)
     Other..................................................       11.1        23.7      40.8
---------------------------------------------------------------------------------------------
                                                                  708.0       675.3     552.1

     Change in assets and liabilities:
       Trade receivables....................................     (129.0)      (15.1)    187.5
       Trade receivables program............................         --          --     (85.0)
       Inventories..........................................      (27.9)      (26.7)     44.8
       Accounts payable.....................................      204.9        87.2      (6.2)
       Accrued liabilities..................................       79.1         8.3     172.8
       Tax benefits from employee stock plans...............       43.6        37.2      31.3
       Other assets and liabilities.........................     (103.3)      (18.6)    (81.7)
---------------------------------------------------------------------------------------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES.........      775.4       747.6     815.6
---------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment.............     (198.3)      (93.8)   (111.7)
     Purchases of marketable securities.....................   (2,927.8)   (1,113.8)       --
     Proceeds from marketable securities....................    2,437.9       662.3        --
     Other..................................................        0.1         1.4      (2.1)
---------------------------------------------------------------------------------------------
       NET CASH USED FOR INVESTING ACTIVITIES...............     (688.1)     (543.9)   (113.8)
---------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase (decrease) in short-term debt.................        0.3       (12.3)      5.7
     Issuance of treasury stock.............................        1.5         1.3       0.9
     Purchase of treasury stock.............................     (281.2)       (5.2)   (330.7)
     Proceeds from employee stock plans.....................       71.5        52.2      22.3
     Other..................................................       (1.5)         --        --
---------------------------------------------------------------------------------------------
       NET CASH (USED FOR) PROVIDED BY FINANCING
          ACTIVITIES........................................     (209.4)       36.0    (301.8)
---------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................        3.7         7.2       7.0
---------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents........     (118.4)      246.9     407.0
Cash and cash equivalents -- beginning of period............      744.6       497.7      90.7
---------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS -- END OF PERIOD..................  $   626.2   $   744.6   $ 497.7
---------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE EARNINGS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(In Millions)
--------------------------------------------------------------------------------


                                                                  CLASS A           CLASS B        CAPITAL IN
                                                               COMMON STOCK      COMMON STOCK     EXCESS OF PAR
                                                              ---------------   ---------------   -------------
                                                              SHARES   AMOUNT   SHARES   AMOUNT
                                                              ------   ------   ------   ------
BALANCE AT DECEMBER 31, 2001................................  130.4     $1.6       --    $  --      $  806.2
Comprehensive earnings......................................
  Net earnings..............................................
  Other comprehensive earnings (loss):
    Minimum pension liability adjustment (net of related tax
      benefit of $61.4).....................................
    Cash flow hedges, net of reclassifications (net of
      related tax liability of $1.0)........................
    Translation adjustment..................................
  Other comprehensive earnings (loss).......................
---------------------------------------------------------------------------------------------------------------
Comprehensive earnings......................................
Deferred stock plan compensation............................    0.1                                      3.7
Shares issued upon exercise of options......................    1.6                                     17.8
Shares issued under employee stock purchase plan............    0.1                                      4.5
Tax benefit related to stock plans..........................                                            31.3
Treasury shares purchased...................................   (6.1)
Treasury shares issued......................................    0.1
---------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2002................................  126.2      1.6       --       --         863.5
Comprehensive earnings......................................
  Net earnings..............................................
  Other comprehensive earnings (loss):
    Minimum pension liability adjustment (net of related tax
      liability of $12.9)...................................
    Cash flow hedges, net of reclassifications (net of
      related tax benefit of $4.6)..........................
    Translation adjustment..................................
  Other comprehensive earnings (loss).......................
---------------------------------------------------------------------------------------------------------------
Comprehensive earnings......................................
Deferred stock plan compensation............................    0.2                                      3.5
Shares issued upon exercise of options......................    2.0                                     44.3
Shares issued under employee stock purchase plan............    0.2                                      7.9
Tax benefit related to stock plans..........................                                            37.2
Treasury shares purchased...................................   (0.1)
Treasury shares issued......................................    0.1
---------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2003................................  128.6      1.6       --       --         956.4
Comprehensive earnings......................................
  Net earnings..............................................
  Other comprehensive earnings (loss):
    Minimum pension liability adjustment (net of related tax
      liability of $1.1)....................................
    Cash flow hedges, net of reclassifications (net of
      related tax liability of $2.3)........................
    Translation adjustment..................................
    Net unrealized gain (loss) on marketable securities (net
      of related tax benefit of $0.1).......................
  Other comprehensive earnings (loss).......................
---------------------------------------------------------------------------------------------------------------
Comprehensive earnings......................................
Deferred stock plan compensation............................    0.1                                      4.6
Shares issued upon exercise of options......................    1.9      0.1                            63.3
Shares issued under employee stock purchase plan............    0.1                                      8.1
Tax benefit related to stock plans..........................                                            43.6
Treasury shares purchased...................................   (3.2)
Treasury shares issued......................................    0.1
---------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2004................................  127.6     $1.7       --    $  --      $1,076.0
---------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

--------------------------------------------------------------------------------

                                        ACCUMULATED OTHER COMPREHENSIVE EARNINGS (LOSS)
                           --------------------------------------------------------------------------
                                                                            NET UNREALIZED                TOTAL
RETAINED     TREASURY           MINIMUM         TRANSLATION    CASH FLOW    GAIN (LOSS) ON             STOCKHOLDERS'
EARNINGS       STOCK       PENSION LIABILITY    ADJUSTMENT      HEDGES        MKT. SEC.        TOTAL     EQUITY
--------     ---------     -----------------    -----------    ---------    --------------    -------  -------------
$1,289.1     $  (879.8)         $ (62.0)          $(64.3)       $(14.9)         $  --         $(141.2)   $1,075.9

   366.7                                                                                                    366.7

                                 (103.0)                                                       (103.0)

                                                                  (6.0)                          (6.0)
                                                    20.5                                         20.5
                                                                                              -------
                                                                                                (88.5)      (88.5)
-----------------------------------------------------------------------------------------------------------------
                                                                                                            278.2
                                                                                                              3.7
                                                                                                             17.8
                                                                                                              4.5
                                                                                                             31.3
                (330.7)                                                                                    (330.7)
                   0.9                                                                                        0.9
-----------------------------------------------------------------------------------------------------------------
1,655.8       (1,209.6)          (165.0)           (43.8)        (20.9)            --          (229.7)    1,081.6

  439.2                                                                                                     439.2

                                   20.2                                                          20.2

                                                                 (15.6)                         (15.6)
                                                    28.6                                         28.6
                                                                                              -------
                                                                                                 33.2        33.2
-----------------------------------------------------------------------------------------------------------------
                                                                                                            472.4
                                                                                                              3.5
                                                                                                             44.3
                                                                                                              7.9
                                                                                                             37.2
                  (5.2)                                                                                      (5.2)
                   1.3                                                                                        1.3
-----------------------------------------------------------------------------------------------------------------
2,095.0       (1,213.5)          (144.8)           (15.2)        (36.5)            --          (196.5)    1,643.0

  568.7                                                                                                     568.7

                                    5.0                                                           5.0

                                                                   7.7                            7.7
                                                    19.3                                         19.3

                                                                                 (0.8)           (0.8)
                                                                                              -------
                                                                                                 31.2        31.2
-----------------------------------------------------------------------------------------------------------------
                                                                                                            599.9
                                                                                                              4.6
                                                                                                             63.4
                                                                                                              8.1
                                                                                                             43.6
                (281.2)                                                                                    (281.2)
                   1.5                                                                                        1.5
-----------------------------------------------------------------------------------------------------------------
$2,663.7     $(1,493.2)         $(139.8)          $  4.1        $(28.8)         $(0.8)        $(165.3)   $2,082.9
-----------------------------------------------------------------------------------------------------------------

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In Millions, Except per Share Amounts)

1. ORGANIZATION AND BUSINESS

Since its inception in 1991, Lexmark International, Inc. ("Lexmark" or the "company") has become a leading developer, manufacturer and supplier of printing and imaging solutions for offices and homes. The company's products include laser printers, inkjet printers, multifunction devices, associated supplies, services and solutions. The company also sells dot matrix printers for printing single and multi-part forms by business users and develops, manufactures and markets a broad line of other office imaging products. The principal customers for the company's products are dealers, retailers and distributors worldwide. The company's products are sold in more than 150 countries in North and South America, Europe, the Middle East, Africa, Asia, the Pacific Rim and the Caribbean.

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates:

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S.") requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the company evaluates its estimates, including those related to customer programs and incentives, product returns, doubtful accounts, inventories, intangible assets, income taxes, warranty obligations, copyright fees, product royalty obligations, restructurings, pension and other postretirement benefits, and contingencies and litigation. The company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Foreign Currency Translation:

Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment are translated into U.S. dollars at period-end exchange rates. Income and expense accounts are translated at average exchange rates prevailing during the period. Adjustments arising from the translation of assets and liabilities are accumulated as a separate component of accumulated other comprehensive earnings (loss) in stockholders' equity.

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

Based on the company's expected holding period, the company has classified all of its marketable securities as available-for-sale and reported these investments in the Consolidated Statements of Financial Position as current assets. The company reports its available-for-sale marketable securities at fair value with unrealized gains or losses recorded on the accumulated other comprehensive earnings (loss) line in the Consolidated Statements of Financial Position. The company assesses its marketable securities for other-than-temporary declines in value by considering various factors that include, among other things, any events that may affect the creditworthiness of a security's issuer, the length of time the security has been in a loss position and the company's ability and intent to hold the security until a forecasted recovery of fair value that may include holding the security to maturity. Realized gains or losses are included in net earnings and are derived using the specific identification method for determining the cost of the securities.

Allowance for Doubtful Accounts:

The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The company estimates the allowance for doubtful accounts based on a variety of factors including the length of time receivables are past due, the financial health of customers, unusual macroeconomic conditions and historical experience. If the financial condition of the company's customers deteriorates or other circumstances occur that result in an impairment of customers' ability to make payments, the company records additional allowances as needed.

Fair Value of Financial Instruments:

The financial instruments of the company consist mainly of cash and cash equivalents, marketable securities, trade receivables, short-term debt, long-term debt and derivatives. The fair value of cash and cash equivalents, trade receivables and short-term debt approximates their carrying values due to the relatively short-term nature of the instruments. The fair value of the company's marketable securities are based on quoted market prices, or in some cases, the company's amortized cost, which approximates fair value due to the frequent resetting of interest rates resulting in repricing of the investments. The fair value of long-term debt is based on current rates available to the company for debt with similar characteristics. The fair value of derivative financial instruments is based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current assumptions.

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

Internal Use Software Costs:

The company capitalizes direct costs incurred during the application development and implementation stages for developing, purchasing, or otherwise acquiring software for internal use. These software costs are included on the property, plant and equipment line in the Consolidated Statements of Financial Position and are depreciated over the estimated useful life of the software, generally three years. All costs incurred during the preliminary project stage are expensed as incurred.

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

Revenue Recognition:

Accounting Changes

In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, which superceded SAB 101, Revenue Recognition in Financial Statements. SAB 104 updated certain interpretive guidance included in SAB 101, including the SAB 101 guidance related to multiple element revenue arrangements, to reflect the issuance by the Emerging Issues Task Force ("EITF") of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The basic revenue recognition principles of SAB 101 were largely unchanged by the issuance of SAB 104, and therefore, did not have a material impact on the company's financial position, results of operations and cash flows.

General

The company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. The following are the policies applicable to Lexmark's major categories of revenue transactions:

Products

Revenue from product sales, including sales to distributors and resellers, is recognized when title and risk of loss transfer to the customer, generally when the product is shipped to the customer. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. At the time revenue is recognized, the company provides for the estimated cost of post-sales support, principally product warranty, and reduces revenue for estimated product returns. Additionally, the company records estimated reductions to revenue and the related trade receivables at the time of sale for customer programs and incentive offerings including special pricing agreements, promotions and other volume-based incentives. Estimated reductions in revenue are based upon historical trends and other known factors at the time of sale. In addition, the company provides price protection to substantially all of its reseller customers. The company records reductions to revenue for the estimated impact of price protection when price reductions to resellers are anticipated.

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

Multiple Element Revenue Arrangements

The company enters into transactions that include multiple elements, such as a combination of products and services. Revenue for these arrangements is allocated to each element based on its relative fair value and is recognized when the revenue recognition criteria for each element have been met. Relative fair value may be determined by the price of an element if it were sold on a stand-alone basis (referred to as vendor-specific objective evidence ("VSOE")). In the absence of VSOE, third party evidence (e.g., competitors' prices of comparable products or services) is used to determine relative fair value.

Advertising Costs:

The company expenses advertising costs when incurred. Advertising expense was approximately $108.1 million, $80.7 million and $76.2 million in 2004, 2003 and 2002, respectively.

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

The discount rate assumption for the pension and postretirement benefit plan liabilities reflects the rates available on high-quality fixed-income investments at December 31 each year. The company's assumed long-term rate of return on plan assets is based on long-term historical actual return information, the mix of investments that comprise plan assets and future estimates of long-term investment returns by reference to external sources. Differences between actual and expected asset returns are recognized in the calculation of net periodic cost (benefit) over five years. The rate of compensation increase is determined by the company based upon its long-term plans for such increases. Unrecognized actuarial gains and losses are amortized on a straight-line basis over the remaining estimated service period of participants.

The company's funding policy for its pension plans is to fund minimum amounts according to the regulatory requirements under which the plans operate. From time to time, the company may choose to fund amounts in excess of the minimum for various reasons.

The company accrues for the cost of providing postretirement benefits such as medical and life insurance coverage over the remaining estimated service period of participants. These benefits are funded by the company when paid.

Stock-Based Compensation:

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and
Disclosure -- an Amendment of SFAS 123, which provided alternative methods for a voluntary change to the fair value method of accounting for stock-based employee compensation and amended the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. The company elected to continue to account for its stock-based employee compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The following disclosures are provided in accordance with SFAS 148.

The company has various stock-based employee compensation plans, which are described in Note 12 of the Notes to Consolidated Financial Statements. No stock-based employee compensation cost associated with stock options is reflected in net earnings as all options granted under those plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net earnings and earnings per share if the company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

                                                               YEAR ENDED DECEMBER 31
                                                              ------------------------
                                                               2004     2003     2002
--------------------------------------------------------------------------------------
Net earnings, as reported...................................  $568.7   $439.2   $366.7
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of related tax effects................................   (41.0)   (39.8)   (32.8)
--------------------------------------------------------------------------------------
Pro forma net income........................................  $527.7   $399.4   $333.9
--------------------------------------------------------------------------------------
Net earnings per share:
  Basic -- as reported......................................  $ 4.38   $ 3.43   $ 2.85
  Basic -- pro forma........................................  $ 4.07   $ 3.12   $ 2.60

  Diluted -- as reported....................................  $ 4.28   $ 3.34   $ 2.79
  Diluted -- pro forma......................................  $ 3.97   $ 3.04   $ 2.54
--------------------------------------------------------------------------------------

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"), which replaces SFAS 123 and supercedes APB 25. SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized in the financial statements based on their fair value beginning with the first interim or annual reporting period that begins after June 15, 2005. The company will be required to adopt SFAS 123R at the beginning of the third quarter of 2005 and is currently evaluating the requirements of SFAS 123R, including selection of the transition method. SFAS 123R allows for prospective and retroactive transition alternatives. The prospective alternative requires that compensation expense be recorded for all unvested stock-based awards at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive alternatives require that compensation expense for all unvested awards be recognized beginning with the first period restated. The retroactive alternatives allow for the restatement of prior periods either as of the beginning of the year of adoption or for all periods presented. The company expects that the adoption of SFAS 123R will have a material impact on its results of operations and earnings per share.

Income Taxes:

The provision for income taxes is computed based on pre-tax income included in the Consolidated Statements of Earnings. The company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Derivatives:

The company accounts for derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. SFAS 138 and SFAS 149 amended certain portions of SFAS 133. These statements require that all derivatives, including foreign currency exchange contracts, be recognized in the statement of financial position at their fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of underlying assets or liabilities through earnings or recognized in other comprehensive earnings (loss) until the underlying hedged item is recognized in earnings. Any ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

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

Other Comprehensive Earnings (Loss):

Other comprehensive earnings (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in comprehensive earnings (loss) but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity, net of tax. The company's other comprehensive earnings
(loss) is composed of deferred gains and losses on cash flow hedges, net unrealized gains and losses on marketable securities, foreign currency translation adjustments and adjustments made to recognize additional minimum liabilities associated with the company's defined benefit pension plans.

Segment Data:

The company manufactures and sells a variety of printing and multifunction products and related supplies and services and is primarily managed along business and consumer market segments. Refer to Note 17 of the Notes to Consolidated Financial Statements for additional information regarding the company's reportable segments.

Recent Accounting Pronouncements:

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin ("ARB") No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN 46-R, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (revised December
2003), which replaces FIN 46. FIN 46-R incorporates certain modifications to FIN 46 adopted by the FASB subsequent to the issuance of FIN 46, including modifications to the scope of FIN 46. Additionally, FIN 46-R also incorporates much of the guidance previously issued in the form of FASB Staff Positions. For all special purpose entities ("SPEs") created prior to February 1, 2003, public entities must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003. The company has evaluated the provisions of this interpretation and determined that the interpretation has no impact on its financial position, results of operations and cash flows.

In May 2004, the FASB issued Staff Position No. 106-2 ("FSP 106-2"), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the "Act"). The Act introduced a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of post-retirement health care benefit plans ("plan sponsors") that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP 106-2 superceded FSP 106-1, which was issued in January 2004, and permitted plan sponsors of a post-retirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act until more authoritative guidance on the accounting for the federal subsidy was issued. The company had elected to defer accounting for the effects of the Act under FSP 106-1. FSP 106-2 was effective for the first interim or annual period beginning after June 15, 2004. On January 21, 2005, the Centers for Medicare and Medicaid Services released final regulations implementing major provisions of the Act. The company evaluated the provisions of FSP 106-2 and the new regulations and determined that they did not have a material impact on the company's financial position, results of operations and cash flows.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS 151 amends the guidance in ARB 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that " ... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges ... .". This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005, and is required to be adopted by the company in the first quarter of fiscal 2006. The company is currently evaluating the provisions of this statement.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The guidance in APB 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are applicable for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The company is currently evaluating the provisions of this statement.

In December 2004, the FASB issued SFAS 123R, which replaces SFAS 123 and supercedes APB 25. SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized in the financial statements based on their fair value beginning with the first interim or annual reporting period that begins after June 15, 2005. The company will be required to adopt SFAS 123R at the beginning of the third quarter of 2005 and is currently evaluating the requirements of SFAS 123R, including selection of the transition method. SFAS 123R allows for prospective and retroactive transition alternatives. The prospective alternative requires that compensation expense be recorded for all unvested stock-based awards at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive alternatives require that compensation expense for all unvested awards be recognized beginning with the first period restated. The retroactive alternatives allow for the restatement of prior periods either as of the beginning of the year of adoption or for all periods presented. The company expects that the adoption of SFAS 123R will have a material impact on its results of operations and earnings per share.

In December 2004, the FASB issued FSP 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S.-Based Manufacturers by the American Jobs Creation Act of 2004 ("FSP 109-1"). FSP 109-1 clarifies that the tax deduction for domestic manufacturers under the American Jobs Creation Act of 2004 should be accounted for as a special deduction in accordance with SFAS No. 109, Accounting for Income Taxes. The FSP, issued on December 21, 2004, went into effect upon being issued.

In December 2004, the FASB also issued FSP 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 ("FSP 109-2"). FSP 109-2 provides enterprises more time (beyond the financial-reporting period during which the American Jobs Creation Act took effect) to evaluate the impact on the enterprise's plan for reinvestment or repatriation of certain foreign earnings for purposes of applying SFAS 109. The FSP, issued on December 21, 2004, went into effect upon being issued. The company is not yet in a position to decide on whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the U.S. The company expects to conclude its analysis of this repatriation incentive during 2005.

Reclassifications:

Certain prior year amounts have been reclassified, if applicable, to conform to the presentation.

3. MARKETABLE SECURITIES

The company evaluates its marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and has determined that all of its investments in marketable securities should be classified as available-for-sale and reported at fair value, with unrealized gains and losses recorded in other comprehensive earnings (loss). The fair values of the company's available-for-sale marketable securities are based on quoted market prices or, in some cases, the company's amortized cost, which approximates fair value due to the frequent resetting of interest rates resulting in repricing of the investments. As of December 31, 2004, the company had unrealized losses of $0.9 million related to its marketable securities. The company had no unrealized gains or losses related to its marketable securities as of December 31, 2003. The unrealized losses as of December 31, 2004, have been in a continuous loss position for less than 12 months. The company assesses its marketable securities for other-than-temporary declines in value by considering various factors that include, among other things, any events that may affect the creditworthiness of a security's issuer, the length of time the security has been in a loss position, and the company's ability and intent to hold the security until a forecasted recovery of fair value that may include holding the security to maturity.

At December 31, 2004, the company's available-for-sale marketable securities consisted of the following:

                                                             GROSS        GROSS
                                               AMORTIZED   UNREALIZED   UNREALIZED   ESTIMATED
                                                 COST        GAINS        LOSSES     FAIR VALUE
-----------------------------------------------------------------------------------------------
Municipal debt securities....................   $643.8       $   --       $  --        $643.8
Corporate debt securities....................    142.0           --        (0.3)        141.7
U.S. gov't debt securities...................     93.3           --        (0.5)         92.8
Other debt securities........................     63.1           --        (0.1)         63.0
-----------------------------------------------------------------------------------------------
Total debt securities........................    942.2           --        (0.9)        941.3
Preferred securities.........................     40.6           --          --          40.6
-----------------------------------------------------------------------------------------------
Total security investments...................    982.8           --        (0.9)        981.9
Cash equivalents.............................    (41.4)          --          --         (41.4)
-----------------------------------------------------------------------------------------------
Total marketable securities..................   $941.4       $   --       $(0.9)       $940.5
-----------------------------------------------------------------------------------------------

Other debt securities consist of asset-backed securities and collateralized mortgage obligations.

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
-----------------------------------------------------------------------------------------------

Although contractual maturities of the company's debt securities may be greater than one year, the investments are classified as current assets in the Consolidated Statements of Financial Position due to the company's expected holding period of less than one year. The contractual maturities of the company's available-for-sale marketable debt securities noted above were as follows:

                                                        2004                     2003
                                               ----------------------   ----------------------
                                               AMORTIZED   ESTIMATED    AMORTIZED   ESTIMATED
                                                 COST      FAIR VALUE     COST      FAIR VALUE
----------------------------------------------------------------------------------------------
Due in less than one year....................   $151.0       $150.8       $  --       $  --
Due in 1 - 5 years...........................    188.1        187.4          --          --
Due after 5 years............................    603.1        603.1        81.4        81.4
----------------------------------------------------------------------------------------------
Total available-for-sale marketable debt
  securities.................................   $942.2       $941.3       $81.4       $81.4
----------------------------------------------------------------------------------------------

Proceeds from the sales and maturities of the company's available-for-sale marketable securities were $2,437.9 million in 2004 and $662.3 million in 2003. The company recognized gross realized gains and gross realized losses from these sales totaling $0.2 million and $0.1 million, respectively, in 2004. The company did not incur any gross realized gains or losses from sales during 2003. The company uses the specific identification method when accounting for the costs of its available-for-sale marketable securities sold.

4. TRADE RECEIVABLES

The company's trade receivables are reported in the Consolidated Statements of Financial Position net of allowances for doubtful accounts and product returns. Trade receivables consisted of the following at December 31:

                                                               2004     2003
-----------------------------------------------------------------------------
Gross trade receivables.....................................  $784.9   $663.5
Allowances..................................................   (40.5)   (48.1)
-----------------------------------------------------------------------------
Trade receivables, net......................................  $744.4   $615.4
-----------------------------------------------------------------------------

In the U.S., the company sells a majority of its receivables to its wholly-owned subsidiary, Lexmark Receivables Corporation ("LRC"), which then sells the receivables to an unrelated third party. The financial results of LRC are included in the company's consolidated financial results. LRC is a separate legal entity with its own separate creditors who, in a liquidation of LRC, would be entitled to be satisfied out of LRC's assets prior to any value in LRC becoming available for equity claims of the company. The company accounts for the transfers of receivables as sales transactions.

In October 2001, the company entered into an agreement to sell its U.S. trade receivables on a limited recourse basis that allowed for a maximum amount of financing availability of $225.0 million. In October 2003, the agreement was amended and the maximum amount of U.S. trade receivables to be sold was decreased to $200.0 million. In October 2004, the company entered into an amended and restated agreement to sell its U.S. trade receivables on a limited recourse basis. The amended agreement allows for a maximum financing availability of $200.0 million under this facility. The primary purpose of the amendment was to extend the term of the facility to October 16, 2007, with required annual renewal of commitments in October 2005 and 2006.

This facility contains customary affirmative and negative covenants as well as specific provisions related to the quality of the accounts receivables sold. As collections reduce previously sold receivables, the company may replenish these with new receivables. The company bears a limited risk of bad debt losses on U.S. trade receivables sold, since the company over-collateralizes the receivables sold with additional eligible receivables. The company addresses this risk of loss in its allowance for doubtful accounts. Receivables sold may not include amounts over 90 days past due or concentrations over certain limits with any one customer. At December 31, 2004 and 2003, the facility had no U.S. trade receivables sold and outstanding.

Expenses incurred under this program totaling $0.4 million, $0.3 million and $1.3 million for 2004, 2003 and 2002, respectively, are included on the other expense line in the Consolidated Statements of Earnings.

5. INVENTORIES

Inventories consisted of the following at December 31:

                                                               2004     2003
-----------------------------------------------------------------------------
Work in process.............................................  $146.6   $139.4
Finished goods..............................................   318.3    297.6
-----------------------------------------------------------------------------
Inventories.................................................  $464.9   $437.0
-----------------------------------------------------------------------------

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31:

                                                         USEFUL LIVES
                                                           (YEARS)        2004       2003
-------------------------------------------------------------------------------------------
Land and improvements..................................     20          $   32.6   $   22.5
Buildings and improvements.............................   10-35            406.2      380.9
Machinery and equipment................................    2-10            870.9      812.5
Information systems, furniture and other...............    3-7             178.8      168.0
Internal use software..................................     3              120.9       73.3
-------------------------------------------------------------------------------------------
                                                                         1,609.4    1,457.2
Accumulated depreciation...............................                   (817.2)    (741.3)
-------------------------------------------------------------------------------------------
Property, plant and equipment, net.....................                 $  792.2   $  715.9
-------------------------------------------------------------------------------------------

Depreciation expense was $133.8 million, $148.1 million and $137.5 million for 2004, 2003 and 2002, respectively.

7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31:

                                                               2004     2003
-----------------------------------------------------------------------------
Compensation................................................  $141.4   $142.3
Deferred revenue............................................    75.3     59.9
Marketing programs..........................................    74.2     66.9
Warranty....................................................    72.4     81.0
Other.......................................................   432.3    366.4
-----------------------------------------------------------------------------
Accrued liabilities.........................................  $795.6   $716.5
-----------------------------------------------------------------------------

In accordance with the disclosure requirements of FIN 45, changes in the company's aggregate warranty liability, which includes both warranty and extended warranty (deferred revenue), are presented below.

                                                               2004      2003
-------------------------------------------------------------------------------
Balance at January 1........................................  $ 172.7   $ 147.0
Accruals for warranties issued..............................    229.3     235.7
Accruals related to pre-existing warranties (including
  amortization of deferred revenue for extended warranties
  and changes in estimates).................................    (61.9)    (41.6)
Settlements made (in cash or in kind).......................   (163.3)   (168.4)
-------------------------------------------------------------------------------
Balance at December 31......................................  $ 176.8   $ 172.7
-------------------------------------------------------------------------------

Both warranty and the short-term portion of extended warranty are included on the accrued liabilities line in the Consolidated Statements of Financial Position. The long-term portion of extended warranty is included on the other liabilities line in the Consolidated Statements of Financial Position.

8. DEBT

LONG-TERM DEBT

The company has outstanding $150.0 million principal amount of 6.75% senior notes due May 15, 2008, which was initially priced at 98.998%, to yield 6.89% to maturity. A balance of $149.5 million (net of unamortized discount of $0.5 million) was outstanding at December 31, 2004. At December 31, 2003, the balance was $149.3 million (net of unamortized discount of $0.7 million). The senior notes contain typical restrictions on liens, sale leaseback transactions, mergers and sales of assets. There are no sinking fund requirements on the senior notes and they may be redeemed at any time at the option of the company, at a redemption price as described in the related indenture agreement, as supplemented and amended, in whole or in part.

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

CREDIT FACILITY

Effective May 29, 2002, the company entered into a $500.0 million unsecured, revolving credit facility with a group of banks, including a $200.0 million 364-day portion and a $300.0 million 3-year portion. Upon entering into the credit agreement, the company terminated the prior $300.0 million unsecured, revolving credit facility that was due to expire on January 27, 2003. There were no amounts outstanding under the prior facility upon its termination.

Under the credit facility, the company may borrow in dollars, euros and certain other currencies. The interest rate ranges from 0.35% to 1.25% above the LIBOR for borrowings denominated in U.S. dollars, the Eurocurrency Interbank Offered Rate ("EURIBOR") for borrowings denominated in euros, or other relevant international interest rate for borrowings denominated in another currency. The interest rate spread is based upon the company's debt ratings. In addition, the company is required to pay a facility fee on the line of credit of 0.075% to 0.25% based upon the company's debt ratings. The interest and facility fees are payable quarterly.

The credit agreement contains customary default provisions, leverage and interest coverage restrictions and certain restrictions on secured and subsidiary debt, disposition of assets, liens and mergers and acquisitions. The 364-day portion of the $500.0 million credit facility had a maturity date of May 28, 2003. During May 2003, each lender approved the extension of the $200.0 million 364-day portion of the revolving credit facility with a new maturity date of May 26, 2004. The company did not renew the $200.0 million 364-day portion of the revolving credit facility in 2004. The 3-year portion of the credit facility has a maturity date of May 29, 2005. As of December 31, 2004 and 2003, there were no amounts outstanding under the credit facility.

Effective January 20, 2005, the company entered into a $300.0 million 5-year senior, unsecured, multicurrency revolving credit facility with a group of banks. Upon entering into the new credit agreement, the company terminated the prior $300.0 million unsecured, revolving credit facility that was due to expire on May 29, 2005. There were no amounts outstanding under the prior facility upon its termination. Under the new credit facility, the company may borrow in dollars, euros, British pounds sterling and Japanese yen. Under certain circumstances, the aggregate amount available under the new facility may be increased to a maximum of $500.0 million.

Interest on all borrowings under the new facility depends upon the type of loan, namely alternative base rate loans, swingline loans or eurocurrency loans. Alternative base rate loans bear interest at the greater of the prime rate or the federal funds rate plus one-half of one percent. Swingline loans (limited to $50.0 million) bear interest at an agreed upon rate at the time of the borrowing. Eurocurrency loans bear interest at the sum of (i) a LIBOR rate for the applicable currency and interest period and (ii) an interest rate spread based upon the company's debt ratings ranging from 0.18% to 0.80%. In addition, the company is required to pay a facility fee on the $300.0 million line of credit of 0.07% to 0.20% based upon the company's debt ratings. The interest and facility fees are payable at least quarterly.

The new credit agreement contains usual and customary default provisions, leverage and interest coverage restrictions and certain restrictions on secured and subsidiary debt, disposition of assets, liens and mergers and acquisitions. The $300.0 million new credit facility has a maturity date of January 20, 2010.

SHORT-TERM DEBT

The company's Brazilian operation has a short-term, uncommitted line of credit with an outstanding balance of $1.5 million and $1.1 million at December 31, 2004 and 2003, respectively. The interest rate on this line of credit varies based upon the local prevailing interest rates at the time of borrowing, and averaged approximately 19% and 25%, during 2004 and 2003, respectively.

During 2002, the company's operation in the People's Republic of China entered into a short-term, uncommitted revolving loan facility. As of December 31, 2004 and 2003, there were no amounts outstanding under this facility. The interest rate on this facility varies based upon the local prevailing interest rates at the time of borrowing. While no amounts were outstanding under this facility at December 31, 2004 and 2003, it was utilized during 2004 and 2003 and the interest rate averaged approximately 5% during 2004 and 2003.

OTHER

In February 2001, the company filed a shelf registration statement with the SEC to register $200.0 million of debt securities. Due to the company's strong cash position, in early 2004 the company determined that it did not plan to utilize the shelf registration, and on January 28, 2004, withdrew its registration pursuant to the rules and regulations of the SEC.

Total cash paid for interest amounted to $10.8 million, $11.1 million and $12.6 million in 2004, 2003 and 2002, respectively.

The components of interest (income) expense, net in the Consolidated Statements of Earnings were as follows:

                                                               2004     2003    2002
-------------------------------------------------------------------------------------
Interest income.............................................  $(26.8)  $(12.9)  $(3.6)
Interest expense............................................    12.3     12.5    12.6
-------------------------------------------------------------------------------------
Total.......................................................  $(14.5)  $ (0.4)  $ 9.0
-------------------------------------------------------------------------------------

9. INCOME TAXES

The provision for income taxes consisted of the following:

                                                               2004     2003     2002
--------------------------------------------------------------------------------------
Current:
  Federal...................................................  $110.6   $ 28.3   $ 63.7
  Non-U.S. .................................................    61.0     56.8     44.9
  State and local...........................................    12.9      5.7      8.0
--------------------------------------------------------------------------------------
                                                               184.5     90.8    116.6
--------------------------------------------------------------------------------------
Deferred:
  Federal...................................................   (15.1)    62.5     21.6
  Non-U.S. .................................................     9.7     (3.4)   (10.2)
  State and local...........................................    (1.3)     4.4      0.9
--------------------------------------------------------------------------------------
                                                                (6.7)    63.5     12.3
--------------------------------------------------------------------------------------
Provision for income taxes..................................  $177.8   $154.3   $128.9
--------------------------------------------------------------------------------------

Earnings before income taxes were as follows:

                                                               2004     2003     2002
--------------------------------------------------------------------------------------
U.S. .......................................................  $359.2   $308.6   $275.3
Non-U.S. ...................................................   387.3    284.9    220.3
--------------------------------------------------------------------------------------
Earnings before income taxes................................  $746.5   $593.5   $495.6
--------------------------------------------------------------------------------------

The company realized an income tax benefit from the exercise of certain stock options in 2004, 2003 and 2002 of $43.6 million, $37.2 million and $31.3 million, respectively. This benefit resulted in a decrease in current income taxes payable and an increase in capital in excess of par.

Significant components of deferred income tax assets and (liabilities) at December 31 were as follows:

                                                               2004     2003
-----------------------------------------------------------------------------
Deferred tax assets:
  Tax loss carryforwards....................................  $  3.2   $  3.0
  Inventories...............................................    10.9     22.5
  Pension...................................................    90.5     93.2
  Warranty..................................................     7.8     11.7
  Bad debt provision........................................     3.8      2.5
  Postretirement benefits...................................    22.7     20.2
  Other.....................................................    24.1     19.9
Deferred tax liabilities:
  Pension...................................................   (63.1)   (66.3)
  Property, plant and equipment.............................   (40.2)   (52.6)
-----------------------------------------------------------------------------
Net deferred tax assets.....................................  $ 59.7   $ 54.1
-----------------------------------------------------------------------------

The company has non-U.S. tax loss carryforwards of $10.4 million, which have an indefinite carryforward period.

During 2004, the Internal Revenue Service ("IRS") completed its examination of the company's income tax returns for all years through 2001. As a result of the completion of those audits, the company reversed previously accrued taxes, reducing the income tax provision by $20.0 million, or $0.15 per share, in the third quarter of 2004. The IRS has now started its examination of tax years 2002 and 2003. The company and its subsidiaries are also subject to tax examinations in various state and foreign jurisdictions. The company believes that adequate amounts have been provided for any adjustments that may result from these examinations.

Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries. Undistributed earnings of non-U.S. subsidiaries included in the consolidated retained earnings were approximately $1,234 million as of December 31, 2004. It is not practicable to estimate the amount of additional tax that may be payable on the foreign earnings. Other than considering the implications of the American Jobs Creation Act of 2004 discussed in the next paragraph, the company does not plan to initiate any action that would precipitate the payment of income taxes.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the "Jobs Act"). The Jobs Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations, and as of today, uncertainty remains as to how to interpret numerous provisions in the Jobs Act. The company is not yet in a position to decide on whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the U.S. Based on the company's analysis to date, it is possible that the company could repatriate as much as $683.9 million. If that full amount is repatriated in 2005, the estimated income tax effect of that repatriation would be approximately $70 million, based on the information available and the law in effect on December 31, 2004. The company expects to conclude its analysis of this repatriation incentive during 2005.

A reconciliation of the provision for income taxes using the U.S. statutory rate and the company's effective tax rate was as follows:

                                                         2004                  2003                 2002
                                                  -------------------   -------------------   ----------------
                                                   AMOUNT       %        AMOUNT       %        AMOUNT      %
--------------------------------------------------------------------------------------------------------------
Provision for income taxes at statutory rate....   $261.3      35.0%     $207.7      35.0%     $173.4     35.0%
State and local income taxes, net of federal tax
  benefit.......................................     11.6       1.6        10.1       1.7         8.0      1.6
Foreign tax differential........................    (62.9)     (8.4)      (55.0)     (9.3)      (49.8)   (10.0)
Research and development credit.................    (12.0)     (1.6)       (9.5)     (1.6)      (10.5)    (2.1)
Extraterritorial income exclusion...............     (0.4)     (0.1)       (1.0)     (0.2)       (3.8)    (0.8)
Reversal of previously accrued taxes............    (20.0)     (2.7)         --        --          --       --
Other...........................................      0.2       0.0         2.0       0.4        11.6      2.3
--------------------------------------------------------------------------------------------------------------
Provision for income taxes......................   $177.8      23.8%     $154.3      26.0%     $128.9     26.0%
--------------------------------------------------------------------------------------------------------------

Cash paid for income taxes was $156.4 million, $90.4 million and $94.5 million in 2004, 2003 and 2002, respectively.

10. STOCKHOLDERS' EQUITY

The Class A common stock is voting and exchangeable for Class B common stock in very limited circumstances. The Class B common stock is non-voting and is convertible, subject to certain limitations, into Class A common stock.

At December 31, 2004, approximately 712.8 million and 1.8 million shares of Class A and Class B common stock were unissued and unreserved. These shares are available for a variety of general corporate purposes, including future public offerings to raise additional capital and for facilitating acquisitions.

In October 2004, the company received authorization from the board of directors to repurchase an additional $1.0 billion of its Class A common stock for a total repurchase authority of $2.4 billion. At December 31, 2004, there was approximately $0.9 billion of share repurchase authority remaining. This repurchase authority allows the company, at management's discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During 2004, the company repurchased approximately 3.2 million shares at a cost of approximately $281 million. As of December 31, 2004, since the inception of the program, the company had repurchased approximately 38.0 million shares for an aggregate cost of approximately $1.5 billion. As of December 31, 2004, the company had reissued 0.4 million shares of previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances, the net treasury shares outstanding at December 31, 2004, were 37.6 million.

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

11. EARNINGS PER SHARE (EPS)

The following table presents a reconciliation of the numerators and denominators of the basic and diluted net EPS calculations for the years ended December 31:

                                                               2004     2003     2002
--------------------------------------------------------------------------------------
NUMERATOR:
  Net earnings..............................................  $568.7   $439.2   $366.7
--------------------------------------------------------------------------------------
DENOMINATOR:
  Weighted average shares used to compute basic EPS.........   129.7    128.1    128.5
  Effect of dilutive securities Stock options...............     3.2      3.3      3.1
--------------------------------------------------------------------------------------
  Weighted average shares used to compute diluted EPS.......   132.9    131.4    131.6
--------------------------------------------------------------------------------------
Basic net EPS...............................................  $ 4.38   $ 3.43   $ 2.85
--------------------------------------------------------------------------------------
Diluted net EPS.............................................  $ 4.28   $ 3.34   $ 2.79
--------------------------------------------------------------------------------------

Stock options to purchase an additional 1.3 million, 1.4 million and 2.1 million shares of Class A common stock in 2004, 2003 and 2002, respectively, were outstanding but were not included in the computation of diluted net earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been antidilutive.

12. STOCK INCENTIVE PLANS

The company has various stock incentive plans to encourage employees and nonemployee directors to remain with the company and to more closely align their interests with those of the company's stockholders. Under the employee plans, as of December 31, 2004, approximately 6.9 million shares of Class A common stock are reserved for future grants in the form of stock options, stock appreciation rights, restricted stock, performance shares or deferred stock units (of which up to 3.0 million shares can be used for restricted stock, performance shares and deferred stock units). Under the nonemployee director plan, as of December 31, 2004, approximately 0.1 million shares of Class A common stock are reserved for future grants in the form of stock options and deferred stock units. As of December 31, 2004, awards under the programs have been limited to stock options, restricted stock, performance shares and deferred stock units.

The exercise price of options awarded under stock option plans is at least equal to the fair market value of the underlying common stock on the date of grant. Generally options expire ten years from the date of grant. Options granted during 2004 vest over a three-year period, based upon continued employment or the completion of three years of service on the board of directors. Prior to 2004, options granted generally became fully vested at the end of five years.

The company applies APB 25 and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for restricted stock, performance-based awards and deferred stock units. Refer to significant accounting policies -- stock-based compensation in Note 2 of the Notes to Consolidated Financial Statements for the effects on net earnings and earnings per share had the company applied the fair value methodology prescribed under SFAS 123, as amended by SFAS 148.

The weighted average fair value of options granted during 2004, 2003 and 2002 was $16.45, $25.94 and $24.14 per share, respectively.

The fair value of each option grant on the grant date was estimated using the Black-Scholes option-pricing model with the following assumptions:

                                                              2004   2003   2002
--------------------------------------------------------------------------------
Expected dividend yield.....................................   --     --     --
Expected stock price volatility.............................   26%    47%    50%
Weighted average risk-free interest rate....................  2.2%   2.9%   4.2%
Weighted average expected life of options (years)...........  3.0    4.7    4.8
--------------------------------------------------------------------------------

A summary of the status of the company's stock option plans as of December 31, 2004, 2003 and 2002 and changes during the years then ended is presented below:

                                                                        WEIGHTED
                                                                        AVERAGE
                                                                        EXERCISE
                                                              OPTIONS    PRICE
--------------------------------------------------------------------------------
Outstanding at December 31, 2001............................   13.3      $42.44
Granted.....................................................    2.5       51.20
Exercised...................................................   (1.8)      15.80
Forfeited or canceled.......................................   (0.8)      59.29
--------------------------------------------------------------------------------
Outstanding at December 31, 2002............................   13.2       46.73
Granted.....................................................    2.5       60.44
Exercised...................................................   (2.4)      28.28
Forfeited or canceled.......................................   (0.7)      58.41
--------------------------------------------------------------------------------
Outstanding at December 31, 2003............................   12.6       52.26
Granted.....................................................    2.6       81.96
Exercised...................................................   (2.4)      40.31
Forfeited or canceled.......................................   (0.5)      60.12
--------------------------------------------------------------------------------
Outstanding at December 31, 2004............................   12.3      $60.73
--------------------------------------------------------------------------------

As of December 31, 2004, 2003 and 2002, there were 5.3 million, 5.0 million and
5.4 million options exercisable, respectively.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2004:

                                   OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                    -------------------------------------------------   ------------------------------
                                  WEIGHTED AVERAGE
    RANGE OF          NUMBER         REMAINING       WEIGHTED AVERAGE     NUMBER      WEIGHTED AVERAGE
 EXERCISE PRICES    OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
------------------------------------------------------------------------------------------------------
$ 7.50 to $ 12.50       0.4          1.2 years           $ 10.40            0.4           $ 10.40
 12.69 to   43.06       1.1          3.2                   21.57            1.0             21.02
 43.38 to   50.08       2.1          6.1                   47.66            1.0             47.61
 50.22 to   58.39       2.4          6.2                   51.17            1.1             51.88
 58.42 to   80.88       2.7          7.4                   61.62            0.8             65.28
 81.04 to   87.06       2.3          8.8                   81.39            0.1             83.95
 87.31 to  130.06       1.3          5.2                  107.69            0.9            108.12
------------------------------------------------------------------------------------------------------
$ 7.50 to $130.06      12.3          6.4 years           $ 60.73            5.3           $ 53.82
------------------------------------------------------------------------------------------------------

As of December 31, 2004, the company had granted approximately 576,000 restricted stock units and supplemental deferred stock units with various vesting periods. During 2004, 2003 and 2002, respectively, the company granted 77,000, 50,000 and 29,000 restricted stock units and supplemental deferred stock units with weighted average grant prices of $83.88, $60.78 and $52.02. As of December 31, 2004, there were approximately 290,000 restricted stock units and supplemental deferred stock units outstanding. The cost of the awards, determined to be the fair market value of the shares at the date of grant, is charged to compensation expense ratably over the vesting periods.

The company has also issued approximately 354,000 deferred stock units to certain members of management who have elected to defer all or a portion of their annual bonus into such units and to certain nonemployee directors who elected to defer all or a portion of their annual retainer, chair retainer and/or meeting fees into such units. These deferred stock units are 100% vested at all times. As of December 31, 2004, there were approximately 164,000 such deferred stock units outstanding.

In addition, the company awarded approximately 134,000 performance shares, the vesting of which was based on the attainment of certain performance goals by the end of the four-year period 1997 through 2000. Based on the certification in early 2001 that such performance goals were satisfied, the shares were fully vested but receipt of these shares was deferred by the grantees. In January 2003, 113,000 of these shares were issued and 21,000 shares were further deferred until February 2005. The compensation expense in connection with the performance shares was estimated over the four year period based on the fair market value of the shares during that period. In order to mitigate the impact of stock price changes on compensation expense, the company entered into a forward equity contract on its common stock during 2000 which was settled in cash in 2001.

The company recorded compensation expense of $2.5 million, $2.1 million and $3.0 million in 2004, 2003 and 2002, respectively, related to these stock incentive plans.

The company also has an Employee Stock Purchase Plan ("ESPP") which enables substantially all regular employees to purchase full or fractional shares of Lexmark Class A common stock through payroll deductions of up to 10% of eligible compensation. Effective July 1, 2002, the ESPP was amended whereby the share price paid by an employee changed from 85% of the closing market price on the last business day of each month, to 85% of the lesser of the closing market price on (i) the last business day immediately preceding the first day of the respective offering period and (ii) the last business day of the respective offering period. The current plan provides semi-annual offering periods beginning each January 1 and July 1. During 2004, 2003 and 2002, employees paid the company $8.1 million, $7.9 million and $4.5 million, respectively, to purchase approximately 125,000 shares, 160,000 shares and 93,000 shares, respectively. As of December 31, 2004, there were approximately 2.3 million shares of Class A common stock reserved for future purchase under the ESPP.

13. EMPLOYEE PENSION AND POSTRETIREMENT PLANS

The company and its subsidiaries have defined benefit and defined contribution pension plans that cover a majority of its regular employees, and a supplemental plan that covers certain executives. Medical, dental and life insurance plans for retirees are provided by the company and certain of its non-U.S. subsidiaries.

DEFINED BENEFIT PLANS

The non-U.S. pension plans are not significant and use economic assumptions similar to the U.S. pension plan and therefore are not shown separately in the following disclosures.

Obligations and funded status at December 31:

                                                                               OTHER
                                                                          POSTRETIREMENT
                                                      PENSION BENEFITS       BENEFITS
                                                      -----------------   ---------------
                                                       2004      2003      2004     2003
-----------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year.............  $ 699.9   $ 642.9   $ 53.0   $ 52.2
  Service cost......................................     15.0      13.5      2.0      1.9
  Interest cost.....................................     41.2      40.4      3.3      3.1
  Contributions by plan participants................      0.5       0.4      2.1      1.7
  Actuarial loss (gain).............................     36.0      21.8      3.4     (0.9)
  Benefits paid.....................................    (38.9)    (35.2)    (4.4)    (4.0)
  Foreign currency exchange rate changes............      9.1      13.9       --       --
  Plan amendments...................................     (3.6)      3.6       --     (1.0)
  Settlement or curtailment gains...................       --      (1.4)      --       --
-----------------------------------------------------------------------------------------
Benefit obligation at end of year...................    759.2     699.9     59.4     53.0
-----------------------------------------------------------------------------------------
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year......    605.1     416.8       --       --
  Actual return on plan assets......................     61.2     101.9       --       --
  Contributions by the employer.....................     53.4     114.6      2.3      2.3
  Benefits paid.....................................    (38.9)    (35.2)    (4.4)    (4.0)
  Foreign currency exchange rate changes............      8.0       8.3       --       --
  Contributions by plan participants................      0.5       0.4      2.1      1.7
  Settlement or curtailment losses..................       --      (1.7)      --       --
-----------------------------------------------------------------------------------------
Fair value of plan assets at end of year............    689.3     605.1       --       --
-----------------------------------------------------------------------------------------
Funded status.......................................    (69.9)    (94.8)   (59.4)   (53.0)
  Unrecognized actuarial net loss...................    278.8     259.0      9.4      6.2
  Unrecognized prior service benefit related to plan
     changes........................................    (11.4)    (12.3)    (1.6)    (1.8)
-----------------------------------------------------------------------------------------
Net amount recognized...............................  $ 197.5   $ 151.9   $(51.6)  $(48.6)
-----------------------------------------------------------------------------------------
Amounts recognized in the Consolidated Statements of
  Financial Position:
     Prepaid pension assets.........................  $ 211.0   $ 180.5   $   --   $   --
     Accrued benefit liabilities....................   (240.1)   (261.4)   (51.6)   (48.6)
     Intangible asset...............................      1.4       1.5       --       --
     Accumulated other comprehensive loss, net of
       tax..........................................    139.8     144.8       --       --
     Deferred tax assets............................     85.4      86.5       --       --
-----------------------------------------------------------------------------------------
Net amount recognized...............................  $ 197.5   $ 151.9   $(51.6)  $(48.6)
-----------------------------------------------------------------------------------------

The accumulated benefit obligation for all of the company's defined benefit pension plans was $736.1 million and $684.1 million at December 31, 2004 and 2003, respectively.

The following information is provided for pension plans with an accumulated benefit obligation in excess of plan assets at December 31:

                                                               2004     2003
-----------------------------------------------------------------------------
Projected benefit obligation................................  $674.1   $676.1
Accumulated benefit obligation..............................   661.6    662.1
Fair value of plan assets...................................   603.3    580.6

Components of net periodic cost (benefit):

                                                                     OTHER POSTRETIREMENT
                                              PENSION BENEFITS             BENEFITS
                                          ------------------------   ---------------------
                                           2004     2003     2002    2004    2003    2002
------------------------------------------------------------------------------------------
NET PERIODIC COST (BENEFIT):
  Service cost..........................  $ 15.0   $ 13.5   $ 12.7   $ 2.0   $ 1.9   $ 2.2
  Interest cost.........................    41.2     40.4     40.2     3.3     3.1     3.1
  Expected return on plan assets........   (52.1)   (48.6)   (54.0)     --      --      --
  Amortization of prior service
     (benefit) cost.....................    (4.6)     1.7     (1.3)   (0.2)   (0.3)   (0.4)
  Amortization of net loss..............    10.0      8.0      0.4     0.1      --      --
  Settlement or curtailment losses
     (gains)............................      --      0.8      1.8      --    (2.2)   (0.6)
------------------------------------------------------------------------------------------
Net periodic cost (benefit).............  $  9.5   $ 15.8   $ (0.2)  $ 5.2   $ 2.5   $ 4.3
------------------------------------------------------------------------------------------

Assumptions:

                                                                                OTHER
                                                                PENSION     POSTRETIREMENT
                                                               BENEFITS        BENEFITS
                                                              -----------   --------------
                                                              2004   2003   2004     2003
------------------------------------------------------------------------------------------
WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE BENEFIT
  OBLIGATIONS AT DECEMBER 31:
  Discount rate.............................................  5.6%   6.1%    5.8%     6.3%
  Rate of compensation increase.............................  3.9%   3.9%    4.0%     4.0%
------------------------------------------------------------------------------------------

                                                                        OTHER POSTRETIREMENT
                                                    PENSION BENEFITS          BENEFITS
                                                   ------------------   ---------------------
                                                   2004   2003   2002   2004    2003    2002
---------------------------------------------------------------------------------------------
WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE
  NET PERIODIC COST (BENEFIT) FOR YEARS ENDED
  DECEMBER 31:
  Discount rate..................................  6.1%   6.4%   7.3%    6.3%    6.5%    7.5%
  Expected long-term return on plan assets.......  7.8%   8.3%   9.7%     --      --      --
  Rate of compensation increase..................  3.9%   3.9%   4.8%    4.0%    4.0%    5.0%
---------------------------------------------------------------------------------------------

Plan assets:

Plan assets are invested in equity securities, government and agency securities, corporate debt and annuity contracts. The U.S. defined benefit plan comprises a significant portion of the assets and liabilities relating to the defined benefit plans. The investment goal of the U.S. defined benefit plan is to achieve an adequate net investment return in order to provide for future benefit payments to its participants. The target asset allocation percentages approved by the compensation and pension committee of the company's board of directors are 75% equity securities and 25% fixed income securities. The plan currently employs professional investment managers to invest in two asset classes: U.S. equity and U.S. fixed income. Each investment manager operates under an investment management contract that includes specific investment guidelines, requiring among other actions, adequate diversification, prudent use of derivatives and standard risk management practices such as portfolio constraints relating to established benchmarks. The plan currently uses a combination of both active management and passive index funds to achieve its investment goals.

The company's U.S. pension plan's weighted-average asset allocations at December 31, 2004 and 2003, by asset category were as follows:

                                                              2004    2003
---------------------------------------------------------------------------
Equity securities...........................................   76.7%   76.5%
Debt securities.............................................   23.3%   23.5%
---------------------------------------------------------------------------
Total.......................................................  100.0%  100.0%
---------------------------------------------------------------------------

DEFINED CONTRIBUTION PLANS

The company also sponsors defined contribution plans for employees in certain countries. Company contributions are based upon a percentage of employees' contributions. The company's expense under these plans was $12.8 million, $12.8 million and $11.4 million in 2004, 2003 and 2002, respectively.

ADDITIONAL INFORMATION

Other postretirement benefits:

For measurement purposes, a 9.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2005. The rate is assumed to decrease gradually to 5.25% in 2012 and remain at that level thereafter. Since the net employer costs for postretirement medical benefits reach the preset caps within the next one to three years, a 1% increase or decrease in trend has a de minimis effect on costs.

Related to the company's acquisition of the Information Products Corporation from IBM in 1991, IBM agreed to pay for its pro rata share (currently estimated at $77.7 million) of future postretirement benefits for all the company's U.S. employees based on pro rated years of service with IBM and the company.

As discussed in Note 2 of the Notes to Consolidated Financial Statements, FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the "Act"), was effective for the first interim or annual period beginning after June 15, 2004. Also, on January 21, 2005, the Centers for Medicare and Medicaid Services released final regulations implementing major provisions of the Act. The company is eligible to receive the subsidy, but only for a limited number of retired individuals who are receiving benefits under a plan provision that is no longer offered to employees. The effects of the Act and the new regulations were not significant for the company.

Cash flows:

In 2005, the company is currently expecting to contribute $6.0 million to its pension and postretirement plans.

The company estimates that the future benefits payable for the pension and postretirement plans are as follows:

                                                                          OTHER POSTRETIREMENT
                                                       PENSION BENEFITS         BENEFITS
----------------------------------------------------------------------------------------------
2005.................................................       $ 40.6               $ 2.5
2006.................................................         41.8                 2.7
2007.................................................         44.0                 3.0
2008.................................................         45.0                 3.2
2009.................................................         46.4                 3.6
2010-2014............................................        272.3                22.6

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

The company uses the following hedging strategies to reduce the potentially adverse effects that market volatility may have on its operating results:

Fair Value Hedges: Fair value hedges are hedges of recognized assets or liabilities. The company enters into forward exchange contracts to hedge actual purchases and sales of inventories. The forward contracts used in this program generally mature in three months or less, consistent with the related purchase and sale commitments. Foreign exchange option contracts, as well as forward contracts, may be used as fair value hedges in situations where derivative instruments, for which hedge accounting has been discontinued, expose earnings to further change in exchange rates. The company is using interest rate swaps to convert its fixed rate financing activities to variable rates.

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

ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES

All derivatives are recognized in the Consolidated Statements of Financial Position at their fair value. Fair values for the company's derivative financial instruments are based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current assumptions. On the date the derivative contract is entered into, the company designates the derivative as either a fair value or cash flow hedge. Changes in the fair value of a derivative that is highly effective as -- and that is designated and qualifies as -- a fair value hedge, along with the loss or gain on the hedged asset or liability are recorded in current period earnings on the cost of revenue line in the Consolidated Statements of Earnings. Changes in the fair value of a derivative that is highly effective as -- and that is designated and qualifies as -- a cash flow hedge are recorded in other comprehensive earnings
(loss), until the underlying transactions occur, at which time the loss or gain on the derivative is recorded in current period earnings on the cost of revenue line in the Consolidated Statements of Earnings.

At December 31, 2004, the company had derivative assets of $13.6 million recorded on the prepaid expenses and other current assets line in the Consolidated Statements of Financial Position as well as derivative liabilities of $49.5 million recorded on the accrued liabilities line in the Consolidated Statements of Financial Position. At December 31, 2003, the company had derivative assets of $8.1 million recorded on the prepaid expenses and other current assets line in the Consolidated Statements of Financial Position as well as derivative liabilities of $50.0 million recorded on the accrued liabilities line in the Consolidated Statements of Financial Position. As of December 31, 2004, a total of $28.8 million of deferred net losses on derivative instruments were accumulated in other comprehensive earnings (loss), of which $28.8 million is expected to be reclassified to earnings during the next twelve months. As of December 31, 2003, a total of $36.5 million of deferred net losses on derivative instruments were accumulated in other comprehensive earnings (loss), of which $35.3 million was reclassified to earnings during 2004.

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

The company discontinues hedge accounting prospectively when (1) it is determined that a derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (2) the derivative expires or is sold, terminated, or exercised or (3) the derivative is discontinued as a hedge instrument, because it is unlikely that a forecasted transaction will occur. When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value hedge, the derivative will continue to be carried in the Consolidated Statements of Financial Position at its fair value. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried in the Consolidated Statements of Financial Position at its fair value, and gains and losses that were accumulated in other comprehensive earnings
(loss) are recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value in the Consolidated Statements of Financial Position, with changes in its fair value recognized in current period earnings. A fair value hedge is entered into when the derivative instrument, for which hedge accounting has been discontinued, exposes earnings to further change in exchange rates. An immaterial portion of the company's cash flow hedges was determined to be ineffective as of December 31, 2004 and 2003, because it was unlikely that the forecasted transactions would occur. During 2004 and 2003, an immaterial loss was reclassified to current period earnings.

The company recorded $7.1 million, $10.4 million and $13.0 million of aggregate net foreign currency transaction losses in 2004, 2003 and 2002, respectively. The aggregate foreign currency transaction net loss amounts include the gains/losses on the company's foreign currency fair value hedges for all periods presented.

FINANCIAL INSTRUMENTS

At December 31, 2004, the carrying value of the company's long-term debt was $149.5 million and the fair value was $162.7 million. At December 31, 2003, the carrying value of the company's long-term debt was $149.3 million and the fair value was $166.9 million. The fair value of the long-term debt was estimated based on current rates available to the company for debt with similar characteristics. At December 31, 2004 and 2003, the carrying value of the company's short-term debt was $1.5 million and $1.1 million, respectively, which approximated its fair value.

During October 2003, the company entered into interest rate swap contracts to convert its $150.0 million principal amount of 6.75% senior notes from a fixed interest rate to a variable interest rate. The interest rate swaps are designated as a fair value hedge of the company's $150.0 million long-term debt. The interest rate swaps are recorded at their fair value and the company's long-term debt is adjusted by the same corresponding value in accordance with the short-cut method of SFAS 133. The fair value of the interest rate swaps is combined with the fair value adjustment of the company's long-term debt due to immateriality and is presented on the long-term debt line in the company's Consolidated Statements of Financial Position. At December 31, 2004 and 2003, the fair value of the interest rate swap contracts was a liability of $0.2 million and an asset of $0.4 million, respectively.

CONCENTRATIONS OF RISK

The company's main concentrations of credit risk consist primarily of temporary cash investments, marketable securities and trade receivables. Cash and marketable securities investments are made in a variety of high quality securities with prudent diversification requirements. Credit risk related to trade receivables is dispersed across a large number of customers located in various geographic areas. Collateral such as letters of credit and bank guarantees is required in certain circumstances. The company sells a large portion of its products through third-party distributors and resellers and original equipment manufacturer ("OEM") customers. If the financial condition or operations of these distributors, resellers and OEM customers were to deteriorate substantially, the company's operating results could be adversely affected. The three largest distributor, reseller and OEM customer trade receivable balances collectively represented approximately 31% of total trade receivables at December 31, 2004, and approximately 29% at December 31, 2003, of which Dell receivables were $147.2 million or 18.8% of total trade receivables at December 31, 2004, and $102.1 million or 15.4% of total trade receivables at December 31, 2003. However, the company performs ongoing credit evaluations of the financial position of its third-party distributors, resellers and other customers to determine appropriate credit limits.

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

15. RESTRUCTURING AND OTHER CHARGES

As of December 31, 2002, the company had substantially completed all restructuring activities and, therefore, reversed approximately $5.9 million ($4.4 million, net of tax) during the fourth quarter of 2002. The reversal was primarily due to lower severance costs (approximately $3.5 million) and lower other exit costs (approximately $2.4 million). The severance payments were lower than originally estimated due to higher than expected attrition, which resulted in the company being able to achieve headcount reductions at a lower cost. Although the restructuring activities were substantially complete at year-end 2002 and the employees exited the business, approximately $4.7 million of severance payments were paid during 2003.

16. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

The company is committed under operating leases (containing various renewal options) for rental of office and manufacturing space and equipment. Rent expense (net of rental income of $2.6 million, $2.1 million and $2.0 million) was $51.7 million, $45.1 million and $41.4 million in 2004, 2003 and 2002, respectively. Future minimum rentals under terms of non-cancelable operating leases at December 31 are: 2005-$40.3 million; 2006-$34.8 million; 2007-$28.3 million; 2008-$21.5 million; 2009-$17.9 million and thereafter-$14.8 million. Future sublease rental income at December 31 is: 2005-$0.4 million; 2006-$0.4 million and thereafter-$0.3 million.

CONTINGENCIES

Certain countries (primarily in Europe) and/or collecting societies representing copyright owners' interests have commenced proceedings to impose fees on devices (such as scanners, printers and multifunction devices) alleging the copyright owners are entitled to compensation because these devices enable reproducing copyrighted content. Other countries are also considering imposing fees on certain devices. The amount of fees, if imposed, would depend on the number of products sold and the amounts of the fee on each product, which will vary by product and by country. The company has accrued amounts that it believes are adequate to address the currently pending copyright fee proceedings. The financial impact on the company, which will depend in large part upon the outcome of local legislative processes, the company's and other industry participants' outcome in contesting the fees and the company's ability to mitigate that impact by increasing prices, which ability will depend upon competitive market conditions, remains uncertain.

The company is subject to legal proceedings and claims that arise in the ordinary course of business. The company does not believe that the outcome of any of those matters will have a material adverse effect on the company's financial position, results of operations and cash flows.

17. SEGMENT DATA

The company manufactures and sells a variety of printing and multifunction products and related supplies and services and is primarily managed along business and consumer market segments. The company evaluates the performance of its segments based on revenue and operating income, and does not include segment assets or other income and expense items for management reporting purposes. Segment operating income includes selling, general and administrative, research and development and other expenses, certain of which are allocated to the respective segments based on internal measures and may not be indicative of amounts that would be incurred on a stand alone basis or may not be indicative of results of other enterprises in similar businesses. Additionally, segment operating income excludes significant expenses that are managed outside of the reporting segments.

The following table includes information about the company's reportable segments for and as of December 31:

                                                          2004        2003        2002
----------------------------------------------------------------------------------------
REVENUE:
  Business............................................  $2,816.6    $2,626.9    $2,385.5
  Consumer............................................   2,497.2     2,127.6     1,969.0
  All other...........................................        --         0.2         1.9
----------------------------------------------------------------------------------------
  Total revenue.......................................  $5,313.8    $4,754.7    $4,356.4
----------------------------------------------------------------------------------------
OPERATING INCOME (LOSS):
  Business............................................  $  752.2    $  682.1    $  550.4
  Consumer............................................     333.2       225.0       253.2
  All other...........................................    (353.3)     (313.2)     (292.8)
----------------------------------------------------------------------------------------
  Total operating income (loss).......................  $  732.1    $  593.9    $  510.8
----------------------------------------------------------------------------------------

During fiscal 2004, one customer, Dell, accounted for $570 million, or 10.7 percent of the company's total revenue. Sales to Dell are included in both the business and consumer market segments. In 2003 and 2002, no single customer accounted for 10 percent or more of total revenue.

The following are revenue and long-lived asset information by geographic area for and as of December 31:

                                                          2004        2003        2002
----------------------------------------------------------------------------------------
REVENUE:
  United States.......................................  $2,397.8    $2,169.0    $2,054.5
  Europe..............................................   1,926.3     1,675.9     1,445.2
  Other International.................................     989.7       909.8       856.7
----------------------------------------------------------------------------------------
  Total revenue.......................................  $5,313.8    $4,754.7    $4,356.4
----------------------------------------------------------------------------------------

Other International revenue includes exports from the United States and Europe.

                                                          2004        2003        2002
---------------------------------------------------------------------------------------
LONG-LIVED ASSETS:
  United States........................................  $395.2      $364.5      $379.3
  Europe...............................................   126.3       127.8       126.7
  Other International..................................   270.7       223.6       241.6
---------------------------------------------------------------------------------------
  Total long-lived assets..............................  $792.2      $715.9      $747.6
---------------------------------------------------------------------------------------

Long-lived assets include property, plant and equipment, net of accumulated depreciation.

The following is revenue by product category as of December 31:

                                                          2004        2003        2002
----------------------------------------------------------------------------------------
REVENUE:
  Laser and inkjet printers...........................  $2,000.1    $1,759.8    $1,631.1
  Laser and inkjet supplies...........................   2,974.8     2,629.4     2,334.5
  Other...............................................     338.9       365.5       390.8
----------------------------------------------------------------------------------------
  Total revenue.......................................  $5,313.8    $4,754.7    $4,356.4
----------------------------------------------------------------------------------------

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                 FIRST      SECOND     THIRD      FOURTH
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)         QUARTER    QUARTER    QUARTER    QUARTER
-----------------------------------------------------------------------------------------
2004:
Revenue.......................................  $1,256.0   $1,247.7   $1,266.2   $1,543.9
Gross profit..................................     410.8      440.3      446.3      494.0
Operating income..............................     165.2      185.8      184.3      196.8
Net earnings (1)..............................     121.0      136.6      156.1      155.0

Basic EPS*(1).................................  $   0.93   $   1.05   $   1.20   $   1.20
Diluted EPS*(1)...............................      0.91       1.02       1.17       1.18

Stock prices:
  High........................................  $  92.55   $  97.50   $  96.85   $  90.50
  Low.........................................     76.00      89.80      79.20      77.50
-----------------------------------------------------------------------------------------

2003:
Revenue.......................................  $1,107.9   $1,120.2   $1,157.1   $1,369.5
Gross profit..................................     356.2      380.8      371.4      436.7
Operating income..............................     128.6      137.0      140.5      187.8
Net earnings..................................      94.6      101.7      104.1      138.8

Basic EPS*....................................  $   0.74   $   0.79   $   0.81   $   1.08
Diluted EPS*..................................      0.73       0.77       0.79       1.05

Stock prices:
  High........................................  $  68.20   $  77.44   $  77.89   $  79.65
  Low.........................................     56.57      66.28      59.00      62.52
-----------------------------------------------------------------------------------------

 * The sum of the quarterly earnings per share amounts does not necessarily equal the year-to-date earnings per share due to changes in average share calculations. This is in accordance with prescribed reporting requirements.

(1) Net earnings for the third quarter of 2004 included a $20.0 million benefit from the resolution of income tax matters. Diluted EPS was increased by $0.15 as a result of the resolution of these income tax matters.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lexmark International, Inc.:

We have completed an integrated audit of Lexmark International, Inc.'s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of their 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Lexmark International, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in "Management's Report on Internal Control Over Financial Reporting" appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on the criteria established in Internal
Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Lexington, Kentucky
February 22, 2005

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The company's management, with the participation of the company's Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer, have evaluated the effectiveness of the company's disclosure controls and procedures as of December 31, 2004. Based upon that evaluation, the company's Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer have concluded that the company's disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed by the company in the reports that it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and they have issued an attestation report on management's assessment of the company's internal control over financial reporting, which is included in their report appearing on pages 71-72.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in the company's internal control over financial reporting that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except with respect to information regarding the executive officers of the Registrant and the company's code of ethics, the information required by Part III, Item 10 of this Form 10-K is incorporated by reference herein, and made part of this Form 10-K, from the company's definitive Proxy Statement for its 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year. The information with respect to the executive officers of the

Registrant is included under the heading "Executive Officers of the Registrant" in Item 1 above. The company has adopted a code of business conduct and ethics for directors, officers (including the company's principal executive officer, principal financial officer and controller) and employees, known as the Code of Business Conduct. The Code of Business Conduct, as well as the company's Corporate Governance Principles and the charters of each of the committees of the board of directors, is available on the Corporate Governance section of the company's Investor Relations website at http://investor.lexmark.com. The company also intends to disclose on the Corporate Governance section of its Investor Relations website any amendments to the Code of Business Conduct and any waivers from the provisions of the Code of Business Conduct that apply to the principal executive officer, principal financial officer or controller, and that relate to any elements of the code of ethics enumerated by the applicable regulation of the Securities and Exchange Commission (Item 406(b) of Regulation S-K). Stockholders may request a free copy of the Corporate Governance Principles, the charters of each of the committees of the board of directors or the Code of Business Conduct from:

Lexmark International, Inc.
Attention: Investor Relations
One Lexmark Centre Drive
740 West New Circle Road
Lexington, Kentucky 40550
(859) 232-5568

The New York Stock Exchange ("NYSE") requires that the Chief Executive Officer of each listed company certify annually to the NYSE that he or she is not aware of any violation by the company of NYSE corporate governance listing standards as of the date of such certification. The company submitted the certification of its Chairman and Chief Executive Officer, Paul J. Curlander, for 2004 with its Annual Written Affirmation to the NYSE on May 20, 2004.

The Securities and Exchange Commission requires that the principal executive officer and principal financial officer of the company make certain certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and file the certifications as exhibits with each Annual Report on Form 10-K. In connection with this Annual Report on Form 10-K filed with respect to the year ended December 31, 2004, these certifications were made by Paul J. Curlander, Chairman and Chief Executive Officer, and Gary E. Morin, Executive Vice President and Chief Financial Officer, of the company and are included as exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by Part III, Item 11 of this Form 10-K is incorporated by reference from the company's definitive Proxy Statement for its 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Part III, Item 12 of this Form 10-K is incorporated by reference from the company's definitive Proxy Statement for its 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Part III, Item 13 of this Form 10-K is incorporated by reference from the company's definitive Proxy Statement for its 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Part III, Item 14 of this Form 10-K is incorporated by reference from the company's definitive Proxy Statement for its 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K.

                                    PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1 FINANCIAL STATEMENTS:

     Financial statements filed as part of this Form 10-K are included under
Part II, Item 8.

(a) 2 FINANCIAL STATEMENT SCHEDULE:

                                                               PAGES IN FORM 10-K
                                                               ------------------
Report of Independent Registered Public Accounting Firm.....        71-72
For the years ended December 31, 2002, 2003, and 2004:
  Schedule II -- Valuation and Qualifying Accounts..........         76

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a) 3 EXHIBITS

Exhibits for the company are listed in the Index to Exhibits beginning on page E-1.

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004
                                 (In Millions)

             (A)                   (B)                  (C)                  (D)           (E)
                                                     ADDITIONS
                                              ------------------------
                                BALANCE AT    CHARGED TO    CHARGED TO                  BALANCE AT
                                BEGINNING     COSTS AND       OTHER                       END OF
DESCRIPTION                     OF PERIOD      EXPENSES      ACCOUNTS     DEDUCTIONS      PERIOD
-----------                     ----------    ----------    ----------    ----------    ----------
2002:
  Accounts receivable
     allowances...............    $33.3         $ 16.9          $--        $  (4.2)       $46.0
  Inventory reserves..........     90.3           90.8           --         (100.3)        80.8
  Deferred tax assets
     valuation allowance......       --             --           --             --           --
2003:
  Accounts receivable
     allowances...............    $46.0         $ 13.6          $--        $ (11.5)       $48.1
  Inventory reserves..........     80.8           81.2           --          (65.7)        96.3
  Deferred tax assets
     valuation allowance......       --             --           --             --           --
2004:
  Accounts receivable
     allowances...............    $48.1         $  4.0          $--        $ (11.6)       $40.5
  Inventory reserves..........     96.3           64.4           --          (64.7)        96.0
  Deferred tax assets
     valuation allowance......       --             --           --             --           --

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Lexington, Commonwealth of Kentucky, on March 9, 2005.

                                  LEXMARK INTERNATIONAL, INC.

                                  By /s/ Paul J. Curlander
                                     -------------------------------------------
                                     Name:  Paul J. Curlander
                                     Title: Chairman and Chief Executive Officer

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

                   SIGNATURE                                   TITLE                       DATE
                   ---------                                   -----                       ----
/s/ Paul J. Curlander                             Chairman and Chief Executive        March 9, 2005
------------------------------------------------    Officer (Principal Executive
Paul J. Curlander                                   Officer)

/s/ Gary E. Morin                                 Executive Vice President and        March 9, 2005
------------------------------------------------    Chief Financial Officer
Gary E. Morin                                       (Principal Financial Officer)

/s/ Gary D. Stromquist                            Vice President and Corporate        March 9, 2005
------------------------------------------------    Controller (Principal
Gary D. Stromquist                                  Accounting Officer)

*                                                 Director                            March 9, 2005
------------------------------------------------
B. Charles Ames

*                                                 Director                            March 9, 2005
------------------------------------------------
Teresa Beck

*                                                 Director                            March 9, 2005
------------------------------------------------
Frank T. Cary

*                                                 Director                            March 9, 2005
------------------------------------------------
William R. Fields

*                                                 Director                            March 9, 2005
------------------------------------------------
Ralph E. Gomory

*                                                 Director                            March 9, 2005
------------------------------------------------
Stephen R. Hardis

*                                                 Director                            March 9, 2005
------------------------------------------------
James F. Hardymon

*                                                 Director                            March 9, 2005
------------------------------------------------
Robert Holland, Jr.

*                                                 Director                            March 9, 2005
------------------------------------------------
Marvin L. Mann

*                                                 Director                            March 9, 2005
------------------------------------------------
Michael J. Maples

*                                                 Director                            March 9, 2005
------------------------------------------------
Martin D. Walker

/s/ *Vincent J. Cole                                                                  March 9, 2005
------------------------------------------------
*Vincent J. Cole, Attorney-in-Fact

                               INDEX TO EXHIBITS

 NUMBER                      DESCRIPTION OF EXHIBITS
 ------                      -----------------------
  2        Agreement and Plan of Merger, dated as of February 29, 2000, by and between Lexmark International, Inc. (the "company")
           and Lexmark International Group, Inc. ("Group"). (1)
  3.1      Restated Certificate of Incorporation of the company. (2)
  3.2      Company By-Laws, as Amended and Restated June 22, 2000. (2)
  3.3      Amendment No. 1 to company By-Laws, as Amended and Restated
           June 22, 2000. (3)
  4.1      Form of the company's 6.75% Senior Notes due 2008. (4)
  4.2      Indenture, dated as of May 11, 1998, by and among the
           company, as Issuer, and Group, as Guarantor, to The Bank of
           New York, as Trustee. (4)
  4.3      First Supplemental Indenture, dated as of June 22, 2000, by and among the company, as Issuer, and Group, as Guarantor, to The Bank of New York, as Trustee. (2)
  4.4      Amended and Restated Rights Agreement, dated as of December
           2, 2003, between the company and The Bank of New York, as
           Rights Agent. (5)
  4.5      Specimen of Class A common stock certificate. (2)
 10.1      Agreement, dated as of May 31, 1990, between the company and
           Canon Inc., and Amendment thereto. (6)*
 10.2      Agreement, dated as of March 26, 1991, between the company and Hewlett-Packard Company. (6)*
 10.3      Patent Cross-License Agreement, effective October 1, 1996, between Hewlett-Packard Company and the company. (7)*
 10.4      Amended and Restated Lease Agreement, dated as of January 1,
           1991, between IBM and the company, and First Amendment
           thereto. (8)
 10.5      Third Amendment to Lease, dated as of December 28, 2000,
           between IBM and the company. (9)
 10.6      Credit Agreement, dated as of January 20, 2005, by and among the company, as Borrower, the Lenders party thereto,
           JPMorgan Chase Bank, N.A., as Administrative Agent, Fleet
           National Bank and Citibank, N.A., as Co-Syndication Agents,
           and KeyBank National Association and SunTrust Bank, as
           Co-Documentation Agents. (10)
 10.7      Amended and Restated Receivables Purchase Agreement, dated as of October 8, 2004, by and among Lexmark Receivables
           Corporation, as Seller, CIESCO, LLC and Gotham Funding
           Corporation, as the Investors, Citibank, N.A. and The Bank
           of Tokyo-Mitsubishi, Ltd., New York Branch, as the Banks,
           Citicorp North America, Inc. and The Bank of
           Tokyo-Mitsubishi, Ltd., New York Branch, as the Investor
           Agents, Citicorp North America, Inc., as Program Agent for
           the Investors and Banks, and the company, as Collection
           Agent and Originator. (11)
 10.8      Purchase and Contribution Agreement, dated as of October 22,
           2001, by and between the company, as Seller, and Lexmark
           Receivables Corporation, as Purchaser. (3)
 10.9      Amendment to Purchase and Contribution Agreement, dated as of October 17, 2002, by and between the company, as Seller, and Lexmark Receivables Corporation, as Purchaser. (12)
 10.10     Amendment No. 2 to Purchase and Contribution Agreement,
           dated as of October 20, 2003, by and between the company, as
           Seller, and Lexmark Receivables Corporation, as Purchaser.
           (13)
 10.11     Amendment No. 3 to Purchase and Contribution Agreement,
           dated as of October 8, 2004, by and between the company, as
           Seller, and Lexmark Receivables Corporation, as Purchaser.
           (11)

 NUMBER                      DESCRIPTION OF EXHIBITS
 ------                      -----------------------
 10.12     Lexmark Holding, Inc. Stock Option Plan for Executives and
           Senior Officers. (8)+
 10.13     First Amendment to the Lexmark Holding, Inc. Stock Option
           Plan for Executives and Senior Officers, dated as of October
           31, 1994. (14)+
 10.14     Second Amendment to the Lexmark Holding, Inc. Stock Option
           Plan for Executives and Senior Officers, dated as of
           September 13, 1995. (14)+
 10.15     Third Amendment to the Lexmark Holding, Inc. Stock Option
           Plan for Executives and Senior Officers, dated as of April
           29, 1999. (15)+
 10.16     Fourth Amendment to the Lexmark Holding, Inc. Stock Option
           Plan for Executives and Senior Officers, dated as of July
           29, 1999. (15)+
 10.17     Form of Stock Option Agreement pursuant to the Lexmark
           Holding, Inc. Stock Option Plan for Executives and Senior
           Officers. (14)+
 10.18     Lexmark Holding, Inc. Stock Option Plan for Senior Managers.
           (9)+
 10.19     First Amendment to the Lexmark Holding, Inc. Stock Option
           Plan for Senior Managers, dated as of September 13, 1995.
           (9)+
 10.20     Second Amendment to the Lexmark Holding, Inc. Stock Option
           Plan for Senior Managers, dated as of April 29, 1999. (9)+
 10.21     Third Amendment to the Lexmark Holding, Inc. Stock Option
           Plan for Senior Managers, dated as of July 29, 1999. (9)+
 10.22     Form of Stock Option Agreement pursuant to the Lexmark
           Holding, Inc. Stock Option Plan for Senior Managers. (9)+
 10.23     Lexmark International, Inc. Stock Incentive Plan, as Amended
           and Restated, effective April 30, 2003. (16)+
 10.24     Form of Stock Option Agreement pursuant to the company's
           Stock Incentive Plan. (17)+
 10.25     Lexmark International Group, Inc. Nonemployee Director Stock
           Plan, Amended and Restated, effective April 30, 1998. (4)+
 10.26     Amendment No. 1 to the Lexmark International Group, Inc.
           Nonemployee Director Stock Plan, dated as of February 11,
           1999. (18)+
 10.27     Amendment No. 2 to the Lexmark International Group, Inc.
           Nonemployee Director Stock Plan, dated as of April 29, 1999.
           (15)+
 10.28     Amendment No. 3 to the Lexmark International Group, Inc.
           Nonemployee Director Stock Plan, dated as of July 24, 2003.
           (19)+
 10.29     Amendment No. 4 to the Lexmark International, Inc.
           Nonemployee Director Stock Plan, dated as of April 22, 2004.
           (20)+
 10.30     Form of Stock Option Agreement, pursuant to the company's
           Nonemployee Director Stock Plan, Amended and Restated,
           effective April 30, 1998. (21)+
 10.31     Form of Agreement pursuant to the company's 2003-2005
           Long-Term Incentive Plan. (19)+
 10.32     Form of Agreement pursuant to the company's 2004-2006
           Long-Term Incentive Plan. (17)+
 10.33     Lexmark International, Inc. Senior Executive Incentive
           Compensation Plan. (17)+
 10.34     Form of Employment Agreement, entered into as of June 1,
           2003, by and between the company and each of Paul J.
           Curlander, Gary E. Morin, Paul A. Rooke and Vincent J. Cole.
           (19)+
 10.35     Endorsement to the Employment Contract of Najib Bahous
           entered into as of July 1, 2004, by and between Lexmark
           Europe SARL and Najib Bahous. (22)+

 NUMBER                      DESCRIPTION OF EXHIBITS
 ------                      -----------------------
 10.36     Form of Change in Control Agreement entered into as of April
           30, 1998, by and among the company, Group and certain
           officers thereof. (21)+
 10.37     Form of Indemnification Agreement entered into as of April
           30, 1998, by and among the company, Group and certain
           officers thereof. (21)+
 21        Subsidiaries of the company as of December 31, 2004.
 23        Consent of PricewaterhouseCoopers LLP.
 24        Power of Attorney.
 31.1      Certification of Chairman and Chief Executive Officer
           Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted
           Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
 31.2      Certification of Executive Vice President and Chief
           Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a),
           As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act
           of 2002.
 32.1      Certification of Chairman and Chief Executive Officer
           Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002.
 32.2      Certification of Executive Vice President and Chief
           Financial Officer Pursuant to 18 U.S.C. Section 1350, As
           Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
           2002.
 99.1      Financial Statements of Lexmark International Group, Inc.
           1999 Employee Stock Purchase Plan for the year ended
           December 31, 2004.

---------------

   * Confidential treatment previously granted by the Securities and Exchange Commission.
   + Indicates management contract or compensatory plan, contract or arrangement.
 (1) Incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000
      (Commission File No. 1-14050).
 (2) Incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (Commission
      File No. 1-14050).
 (3) Incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001
      (Commission File No. 1-14050).
 (4) Incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Commission
      File No. 1-14050).
 (5)  Incorporated by reference to the company's Amended
      Registration Statement on Form 8-A filed with the Commission on December 22, 2003 (Commission File No. 1-14050).
 (6)  Incorporated by reference to the company's Form S-1
      Registration Statement, Amendment No. 2 (Registration No.
      33-97218) filed with the Commission on November 13, 1995.
 (7) Incorporated by reference to the company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1996
      (Commission File No. 1-14050).
 (8)  Incorporated by reference to the company's Form S-1
      Registration Statement (Registration No. 33-97218) filed with the Commission on September 22, 1995.
 (9) Incorporated by reference to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001
      (Commission File No. 1-14050).
(10) Incorporated by reference to the company's Current Report on Form 8-K filed with the Commission on January 20, 2005
      (Commission File No. 1-14050).
(11) Incorporated by reference to the company's Current Report on Form 8-K filed with the Commission on October 13, 2004
      (Commission File No. 1-14050).
(12) Incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002
      (Commission File No. 1-14050).
(13) Incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003
      (Commission File No. 1-14050).

(14)  Incorporated by reference to the company's Form S-1
      Registration Statement, Amendment No. 1 (Registration No.
      33-97218), filed with the Commission on October 27, 1995.
(15) Incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (Commission
      File No. 1-14050).
(16) Incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003
      (Commission File No. 1-14050).
(17) Incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004
      (Commission File No. 1-14050).
(18) Incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999
      (Commission File No. 1-14050).
(19) Incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (Commission
      File No. 1-14050).
(20) Incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission file No. 1-14050).
(21) Incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998
      (Commission File No. 1-14050).
(22) Incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004
      (Commission File No. 1-14050).