Form 10-Q
period 2005-03-31
LEXMARK INTERNATIONAL INC /KY/
filed 2005-05-03
CIK 1001288

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  (Mark One)
  |X|           Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                 For the Quarterly Period Ended March 31, 2005

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

The registrant had 123,729,218 shares outstanding (excluding shares held in treasury) of Class A common stock, par value $0.01 per share, as of the close of business on April 29, 2005.

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX


                                                                        Page of
                                                                       Form 10-Q
                                                                       ---------

                                     Part I

ITEM 1. FINANCIAL STATEMENTS

        CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (Unaudited)
          THREE MONTHS ENDED MARCH 31, 2005 AND 2004...........................2

        CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION (Unaudited)
          AS OF MARCH 31, 2005 AND DECEMBER 31, 2004...........................3

        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
          THREE MONTHS ENDED MARCH 31, 2005 AND 2004...........................4

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)....5-11

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS (Unaudited)............................12-21

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............22

ITEM 4. CONTROLS AND PROCEDURES...............................................22

                                     Part II


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS...........23

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................24

ITEM 6. EXHIBITS..............................................................24

                         Part I - Financial Information

ITEM 1.    FINANCIAL STATEMENTS

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                     (In Millions, Except Per Share Amounts)
                                   (Unaudited)

                                                                                                      Three Months Ended
                                                                                                           March 31
                                                                                             ---------------------------------------
                                                                                                    2005               2004
                                                                                                    ----               ----
Revenue                                                                                         $1,357.6              $1,256.0
Cost of revenue                                                                                    910.3                 845.2
                                                                                                --------              --------
          Gross profit                                                                             447.3                 410.8
                                                                                                --------              --------

Research and development                                                                            82.6                  72.2
Selling, general and administrative                                                                203.0                 173.4
                                                                                                --------              --------
          Operating expense                                                                        285.6                 245.6
                                                                                                --------              --------

          Operating income                                                                         161.7                 165.2

Interest (income) expense, net                                                                      (6.4)                 (2.3)
Other expense (income), net                                                                          2.7                   0.6
                                                                                                --------              --------

         Earnings before income taxes                                                              165.4                 166.9

Provision for income taxes                                                                          41.5                  45.9
                                                                                                --------              --------
         Net earnings                                                                           $  123.9              $  121.0
                                                                                                ========              ========

Net earnings per share:
         Basic                                                                                  $   0.97              $   0.93
                                                                                                ========              ========

         Diluted                                                                                $   0.96              $   0.91
                                                                                                ========              ========


Shares used in per share calculation:
         Basic                                                                                     127.3                 129.6
                                                                                                 =======              ========

         Diluted                                                                                   129.5                 133.1
                                                                                                 =======              ========


See notes to consolidated condensed financial statements.

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                         (In Millions, Except Par Value)
                                   (Unaudited)



                                                                                                 March 31        December 31
                                                                                                   2005             2004
                                                                                                ----------       -----------
ASSETS
Current assets:
        Cash and cash equivalents                                                               $    494.4        $    626.2
        Marketable securities                                                                        881.4             940.5
        Trade receivables, net of allowances of $46.8 in 2005 and $40.5 in 2004                      699.5             744.4
        Inventories                                                                                  458.8             464.9
        Prepaid expenses and other current assets                                                    218.1             224.9
                                                                                                ----------        ----------
               Total current assets                                                                2,752.2           3,000.9


Property, plant and equipment, net                                                                   806.1             792.2
Other assets                                                                                         331.8             331.2
                                                                                                ----------        ----------
              Total assets                                                                      $  3,890.1        $  4,124.3
                                                                                                ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Short-term debt                                                                          $      -          $      1.5
       Accounts payable                                                                              567.8             670.6
       Accrued liabilities                                                                           727.2             795.6
                                                                                                ----------        ----------
              Total current liabilities                                                            1,295.0           1,467.7

Long-term debt                                                                                       149.5             149.5
Other liabilities                                                                                    431.5             424.2
                                                                                                ----------        ----------
              Total liabilities                                                                    1,876.0           2,041.4
                                                                                                ----------        ----------

Stockholders' equity:
        Preferred stock, $.01 par value, 1.6 shares authorized;
             no shares issued and outstanding                                                          -                 -
        Common stock, $.01 par value:
              Class A, 900.0 shares authorized; 125.3 and
                127.6 shares outstanding in 2005 and 2004, respectively                                1.7               1.7
              Class B, 10.0 shares authorized; no shares issued and outstanding                        -                 -
        Capital in excess of par                                                                   1,097.9           1,076.0
        Retained earnings                                                                          2,787.6           2,663.7
        Treasury stock, at cost; 40.3 and 37.6 shares in 2005
          and 2004, respectively                                                                  (1,719.7)         (1,493.2)
        Accumulated other comprehensive loss                                                        (153.4)           (165.3)
                                                                                                ----------        ----------
              Total stockholders' equity                                                           2,014.1           2,082.9
                                                                                                ----------        ----------
              Total liabilities and stockholders' equity                                        $  3,890.1        $  4,124.3
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

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (In Millions)
                                   (Unaudited)



                                                                                                     Three Months Ended
                                                                                                          March 31
                                                                                        --------------------------------------------

                                                                                                 2005                   2004
                                                                                                 ----                   ----
Cash flows from operating activities:
    Net earnings                                                                               $ 123.9                $ 121.0
        Adjustments to reconcile net earnings to net cash
            provided by operating activities:
              Depreciation and amortization                                                       35.6                   35.1
              Deferred taxes                                                                       -                      5.9
              Other                                                                               14.9                    2.6
                                                                                               -------                -------
                                                                                                 174.4                  164.6
              Change in assets and liabilities:
                Trade receivables                                                                 44.9                   43.8
                Inventories                                                                        6.1                   (6.0)
                Accounts payable                                                                (102.8)                   8.4
                Accrued liabilities                                                              (68.4)                 (69.2)
                Tax benefits from employee stock plans                                             5.5                   19.3
                Other assets and liabilities                                                      17.5                   (8.6)
                                                                                               -------                -------
                    Net cash provided by (used for) operating activities                          77.2                  152.3
                                                                                               -------                -------

Cash flows from investing activities:
     Purchases of property, plant and equipment                                                  (52.5)                 (22.8)
     Purchases of marketable securities                                                         (512.8)                (723.6)
     Proceeds from marketable securities                                                         571.4                  562.2
     Other                                                                                         0.1                    -
                                                                                               -------                -------
                  Net cash provided by (used for)  investing activities                            6.2                 (184.2)
                                                                                               -------                -------

Cash flows from financing activities:
    (Decrease) increase in short-term debt                                                        (1.5)                   2.0
    Issuance of treasury stock                                                                     0.1                    0.4
    Purchase of treasury stock                                                                  (226.6)                   -
    Proceeds from employee stock plans                                                            14.9                   34.5
    Other                                                                                         (0.7)                   -
                                                                                               -------                -------
                  Net cash (used for) provided by financing activities                          (213.8)                  36.9
                                                                                               -------                -------

Effect of exchange rate changes on cash                                                           (1.4)                   0.2
                                                                                               -------                -------

Net (decrease) increase in cash and cash equivalents                                            (131.8)                   5.2
Cash and cash equivalents - beginning of period                                                  626.2                  744.6
                                                                                               -------                -------

Cash and cash equivalents - end of period                                                      $ 494.4                $ 749.8
                                                                                               =======                =======


See notes to consolidated condensed financial statements.

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     (In millions, Except per Share Amounts)
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying interim consolidated condensed financial statements are unaudited; however, in the opinion of management of Lexmark International, Inc. (together with its subsidiaries, the "company"), all adjustments (which comprise only normal and recurring accruals except for a charge for probable losses relating to 2002 through 2004 accounts receivable in Spain as discussed below) necessary for a fair presentation of the interim financial results have been included. The results for the interim periods are not necessarily indicative of results to be expected for the entire year. These financial statements and notes should be read in conjunction with the company's audited annual consolidated financial statements for the year ended December 31, 2004.

     First quarter operating income includes a $9.6 million ($7.0 million after tax), or $0.05 per share, charge which represents management's best estimate of probable losses relating to 2002 through 2004 accounts receivable in Spain due to inappropriate conduct by a former employee of Lexmark Spain. The $9.6 million charge reduced revenue by $0.6 million and increased selling, general and administrative expense by $9.0 million in the quarter. Although the ultimate amount of this loss could differ materially from management's current estimate, the company does not expect the actual loss to be material to results of operations or the company's financial position.

2.   STOCK-BASED COMPENSATION

     The company accounts for its stock-based employee compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation cost is reflected in net earnings as all options granted have an exercise price at least equal to the market value of the underlying common stock on the date of grant. The following table is provided in accordance with the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation -Transition and Disclosure - an Amendment of SFAS No. 123, and illustrates the effect on net earnings and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                                                    Three Months Ended
                                                                                         March 31
                                                                           --------------------------------

                                                                                   2005          2004
 ----------------------------------------------------------------------------------------------------------


      Net earnings, as reported                                                 $ 123.9          $ 121.0
      Deduct:  Total stock-based employee compensation expense
                  determined under  fair value based method for all
                  awards, net of related tax effects                               (9.7)           (11.4)
 ----------------------------------------------------------------------------------------------------------
      Pro forma net income                                                      $ 114.2          $ 109.6
 ==========================================================================================================

      Net earnings per share:
         Basic - as reported                                                    $  0.97          $  0.93
         Basic - pro forma                                                      $  0.90          $  0.85

         Diluted - as reported                                                  $  0.96          $  0.91
         Diluted - pro forma                                                    $  0.88          $  0.82

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized in the financial statements based on their fair value beginning with the first interim or annual reporting period that begins after June 15, 2005. In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107") regarding the SEC Staff's interpretation of SFAS 123R and provides the Staff's views regarding interactions between SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. In April 2005, the SEC amended Regulation S-X to amend the date for compliance with SFAS 123R so that each registrant (that is not a small business issuer) will be required to prepare financial statements in accordance with SFAS 123R beginning with the first interim or annual reporting period of the registrant's first fiscal year beginning on or after June 15, 2005. The company is currently evaluating the requirements of SFAS 123R and SAB 107 to determine the fair value method to measure compensation expense, the appropriate assumptions to include in the fair value model and the transition method to use upon adoption. The company expects that the adoption of SFAS 123R for its first quarter 2006 reporting will have a material impact on its results of operations and earnings per share.

3.   INVENTORIES

     Inventories consist of the following:

                                                                                   March 31        December 31
                                                                                     2005             2004
    ----------------------------------------------------------------------------------------------------------
          Work in process                                                          $ 137.4           $ 146.6
          Finished goods                                                             321.4             318.3
     ---------------------------------------------------------------------------------------------------------
          Inventories                                                              $ 458.8           $ 464.9
     =========================================================================================================


4.   AGGREGATE WARRANTY LIABILITY

     Changes in the company's aggregate warranty liability, which includes both warranty and extended warranty (deferred revenue), are presented below.


                                                                                      Three Months Ended
                                                                                           March 31
                                                                                 -----------------------------

                                                                                     2005             2004
     ---------------------------------------------------------------------------------------------------------

     Balance at January 1                                                           $176.8           $172.7
     Accruals for warranties issued                                                   56.6             61.3
     Accruals related to pre-existing warranties (including
        amortization of deferred revenue for extended warranties and
        changes in estimates)                                                        (13.9)           (14.5)
     Settlements made (in cash or in kind)                                           (41.2)           (42.7)
     ---------------------------------------------------------------------------------------------------------
      Balance at March 31                                                           $178.3           $176.8
     =========================================================================================================

     Both warranty and the short-term portion of extended warranty are included on the accrued liabilities line in the Consolidated Condensed Statements of Financial Position. The long-term portion of extended warranty is included on the other liabilities line in the Consolidated Condensed Statements of Financial Position.

5.   INCOME TAXES

     Due to the retroactive extension of a favorable non-United States ("U.S.") tax rate, the income tax provision was reduced by $3.1 million for the three months ended March 31, 2005, which reduced the effective tax rate to 25.1%. Excluding the $3.1 million benefit, the effective income tax rate was 27.0% in 2005 compared to 27.5% in 2004.

     On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the "Jobs Act"). The Jobs Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. On April 28, 2005, the company's board of directors approved a Domestic Reinvestment Plan ("DRP") under the American Jobs Creation Act. The implementation of the DRP will result in the repatriation of $683.9 million of dividends during 2005 with a tax cost of approximately $70 million, which will be included in the company's second quarter results. If the technical corrections bill as currently proposed is passed by Congress, the U.S. income tax may be reduced by approximately $12 million.

6.   STOCKHOLDERS' EQUITY

     In October 2004, the company received authorization from the board of directors to repurchase an additional $1.0 billion of its Class A common stock for a total repurchase authority of $2.4 billion. As of March 31, 2005, there was approximately $0.7 billion of share repurchase authority remaining. This repurchase authority allows the company, at management's discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During the first quarter of 2005, the company repurchased approximately 2.8 million shares, at a cost of approximately $227 million. As of March 31, 2005, since the inception of the program, the company had repurchased approximately 40.8 million shares for an aggregate cost of approximately $1.7 billion.

7.   OTHER COMPREHENSIVE EARNINGS (LOSS)


     Comprehensive earnings, net of taxes, consist of the following:

                                                                                      Three Months Ended
                                                                                          March 31
                                                                               -------------------------------

                                                                                   2005              2004
----=---------------------------------------------------------------------------------------------------------
Net earnings                                                                    $ 123.9            $ 121.0
  Other comprehensive earnings (loss):
    Foreign currency translation adjustment                                        (7.8)               0.2
    Cash flow hedging, net of reclassifications                                    19.9               22.4
    Minimum pension liability adjustment                                            0.4               (1.6)
    Net unrealized gain (loss) on marketable
     securities                                                                    (0.6)               -
--------------------------------------------------------------------------------------------------------------

Comprehensive earnings                                                          $ 135.8            $ 142.0
==============================================================================================================

     Accumulated other comprehensive loss consists of the following:

                                                                                             Net Unrealized           Accumulated
                                                                           Minimum           Gain (Loss) on              Other
                              Translation            Cash Flow             Pension             Marketable            Comprehensive
                               Adjustment             Hedges              Liability            Securities                Loss
------------------------------------------------------------------------------------------------------------------------------------
Balance, 12/31/2004            $     4.1            $   (28.8)           $  (139.8)            $    (0.8)            $    (165.3)
1st Qtr 2005 change                 (7.8)                19.9                  0.4                  (0.6)                   11.9
                               ---------            ---------            ---------             ---------             -----------
Balance, 3/31/2005             $    (3.7)           $    (8.9)           $  (139.4)            $    (1.4)            $    (153.4)
                               =========            =========            =========             =========             ===========


8.   EARNINGS PER SHARE ("EPS")

     The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations:


                                                                                    Three Months Ended
                                                                                         March 31
                                                                            -----------------------------------

                                                                                 2005              2004
       --------------------------------------------------------------------------------------------------------
       Numerator:
          Net earnings                                                         $ 123.9           $ 121.0
       Denominator:
          Weighted average shares used
            to compute basic EPS                                                 127.3             129.6
          Effect of dilutive securities
            Stock options                                                          2.2               3.5
       --------------------------------------------------------------------------------------------------------
          Weighted average shares used
            to compute diluted EPS                                               129.5             133.1
       ========================================================================================================

          Basic net EPS                                                        $  0.97           $  0.93
          Diluted net EPS                                                      $  0.96           $  0.91


     Options to purchase an additional 3.4 million and 1.3 million shares of Class A common stock for the three month periods ended March 31, 2005 and 2004, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been antidilutive.

9.   EMPLOYEE PENSION AND POSTRETIREMENT PLANS

     The components of the net periodic benefit cost for both the pension and postretirement plans for the three month periods ended March 31, 2005 and 2004, were as follows:

                                                                                               Other
                                                                                          Postretirement
                                                                 Pension Benefits            Benefits
                                                            ---------------------------------------------------
                                                                 2005          2004         2005       2004
       --------------------------------------------------------------------------------------------------------
         Service cost                                           $  4.2       $  3.8        $  0.5     $  0.5
         Interest cost                                            10.5         10.6           0.7        0.8
         Expected return on plan assets                          (12.8)       (13.1)          -          -
         Amortization of prior service (benefit) cost             (0.3)        (0.1)         (0.4)      (0.1)
         Amortization of net loss                                  4.2          3.0           0.1        0.1
       --------------------------------------------------------------------------------------------------------
       Net periodic benefit cost                                $  5.8       $  4.2        $  0.9     $  1.3
       ========================================================================================================


     The company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute approximately $6 million to its pension and postretirement plans in 2005. As of March 31, 2005, approximately $2 million of contributions have been made. The company presently anticipates contributing an additional $5 million during the remainder of 2005, for a total of $7 million.

10.  SEGMENT DATA

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

     The following table includes information about the company's reportable segments:

                                                                                     Three Months Ended
                                                                                          March 31
                                                                                -------------------------------
                                                                                   2005             2004
      ---------------------------------------------------------------------------------------------------------
      Revenue:

         Business                                                                 $  727.1        $  673.0
         Consumer                                                                    630.5           583.0
         All other                                                                     -               -
      ---------------------------------------------------------------------------------------------------------
         Total revenue                                                            $1,357.6        $1,256.0
      =========================================================================================================
      Operating income (loss):
         Business                                                                 $  177.5        $  174.8
         Consumer                                                                     78.9            73.3
         All other                                                                   (94.7)          (82.9)
      ---------------------------------------------------------------------------------------------------------
         Total operating income (loss)                                            $  161.7        $  165.2
      =========================================================================================================

11.  CONTINGENCY

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

12.  RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB issued FASB Staff Position ("FSP") 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S.-Based Manufacturers by the American Jobs Creation Act of 2004 ("FSP 109-1"). FSP 109-1 clarifies that the tax deduction for domestic manufacturers under the American Jobs Creation Act of 2004 should be accounted for as a special deduction in accordance with SFAS No. 109, Accounting for Income Taxes. The FSP, issued on December 21, 2004, went into effect upon being issued.

     In December 2004, the FASB also issued FSP 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the
     American Jobs Creation Act of 2004 ("FSP 109-2"). FSP 109-2 provides enterprises more time (beyond the financial-reporting period during which the American Jobs Creation Act took effect) to evaluate the impact on the enterprise's plan for reinvestment or repatriation of certain foreign earnings for purposes of applying SFAS No. 109. The FSP, issued on December 21, 2004, went into effect upon being issued. On April 28, 2005, the company's board of directors approved a Domestic Reinvestment Plan ("DRP") under the American Jobs Creation Act. The implementation of the DRP will result in the repatriation of $683.9 million of dividends during 2005 with a tax cost of approximately $70 million, which will be included in the company's second quarter results. If the technical corrections bill as currently proposed is passed by Congress, the U.S. income tax may be reduced by approximately $12 million.

     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment ("SFAS 123R"). SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized in the financial statements based on their fair value beginning with the first interim or annual reporting period that begins after June 15, 2005. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") regarding the SEC Staff's interpretation of SFAS 123R and provides the Staff's views regarding interactions between SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. In April 2005, the SEC amended Regulation S-X to amend the date for compliance with SFAS 123R so that each registrant (that is not a small business issuer) will be required to prepare financial statements in accordance with SFAS 123R beginning with the first interim or annual reporting period of the registrant's first fiscal year beginning on or after June 15, 2005. The company is currently evaluating the requirements of SFAS 123R and SAB 107 to determine the fair value method to measure compensation expense, the appropriate assumptions to include in the fair value model and the transition method to use upon adoption. The company expects that the adoption of SFAS 123R for its first quarter 2006 reporting will have a material impact on its results of operations and earnings per share.

     In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations ("FIN 47"). FIN 47 clarifies that an entity must record a liability for a "conditional" asset retirement obligation if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by this Interpretation are those for which an entity has a legal obligation to perform an asset retirement activity, however the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provisions of FIN 47 are effective no later than the end of fiscal years ending after December 15, 2005, although early adoption is encouraged. The company is currently evaluating the provisions of this standard.

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(Unaudited)

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

     OVERVIEW

     Since its inception in 1991, Lexmark International, Inc. ("Lexmark" or the "company") has become a leading developer, manufacturer and supplier of printing and imaging solutions for offices and homes. The company's products include laser printers, inkjet printers, multifunction devices, associated supplies, services and solutions. The company also sells dot matrix printers for printing single and multi-part forms by business users and develops, manufactures and markets a broad line of other office imaging products. The principal customers for the company's products are dealers, retailers and distributors worldwide. The company is primarily managed along business and consumer market segments.

     RESULTS OF OPERATIONS

     Summary

     Market conditions were particularly challenging in the first quarter as a result of aggressive pricing and soft consumer market demand. During the quarter, in the consumer market segment, the company saw continued weak market demand and a return to aggressive price competition. In the business market segment, market demand was somewhat better than that experienced in the consumer market segment but the company continued to see strong price pressure in this market as well.

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto. The following table summarizes the results of Lexmark's operations for the three months ended March 31, 2005 and 2004:

                                                                        Three Months Ended
                                                                             March 31
                                                  ----------------------------------------------------------------
                                                             2005                                  2004
                                                  --------------------------            --------------------------
   (Dollars in Millions)                             Dollars       % of Rev                Dollars     % of Rev
   ---------------------------------------------------------------------------------------------------------------
   Revenue                                        $   1,357.6        100.0%             $   1,256.0      100.0%
   Gross profit                                         447.3         33.0                    410.8       32.7
   Operating expense                                    285.6         21.0                    245.6       19.6
   Operating income                                     161.7         11.9                    165.2       13.2
   Net earnings                                         123.9          9.1                    121.0        9.6
   ---------------------------------------------------------------------------------------------------------------

     First quarter operating income includes a $9.6 million ($7.0 million after tax), or $0.05 per share, charge which represents management's best estimate of probable losses relating to 2002 through 2004 accounts receivable in Spain due to inappropriate conduct by a former employee of Lexmark Spain. The $9.6 million charge reduced revenue by $0.6 million and increased selling, general and administrative expense by $9.0 million in the quarter. Although the ultimate amount of this loss could differ materially from management's current estimate, the company does not expect the actual loss to be material to results of operations or the company's financial position. The focus of the company's investigation is on accounts receivable and the collection process in Spain for the years 2002 through 2004. The former senior finance employee of Lexmark Spain, whose employment was terminated, did not account for accounts receivable appropriately, which led to errors in the aging or delinquency of selected accounts. The company has no evidence of theft. The company is currently gathering documents and working with customers to collect as much of the delinquent receivables as possible. The charge is based upon the company's normal accrual rates for bad debts based upon the age of accounts. While the company cannot predict the loss with certainty, the company believes the amount reserved is appropriate based upon its analysis to date. The investigation and recovery is ongoing. As a result of the control deficiencies discovered in Lexmark Spain's accounts receivable process, the company is taking steps to further strengthen certain of its control processes.

     First quarter net earnings also included a $3.1 million, or $0.02 per share, benefit from the retroactive extension of a favorable non-United States ("U.S.") tax rate. Excluding these items, net earnings would have been $127.8 million or $0.99 per share for the three months ended March 31, 2005 compared to $121.0 million or $0.91 per share in 2004.

     Revenue

     Consolidated revenue increased 8% for the three months ended March 31, 2005, compared to 2004 principally due to supplies growth, reflecting the consistency of the company's business model, and also by strong demand for its laser printers.

     The following tables provide a breakdown of the company's revenue by market segment and geography.



Revenue by market segment:
                                                                                     Three Months Ended
                                                                                          March 31
                                                                          -----------------------------------------
(Dollars in Millions)                                                         2005         2004        % Change
-------------------------------------------------------------------------------------------------------------------
Business                                                                  $     727.1  $     673.0          8%
Consumer                                                                        630.5        583.0          8
All other                                                                         -            -            -
-------------------------------------------------------------------------------------------------------------------
Total revenue                                                             $   1,357.6  $   1,256.0          8%
===================================================================================================================

     For the three months ended March 31, 2005, revenue in the business market segment increased $54 million or 8% over 2004. This growth was principally due to supplies growth and increases in unit volumes. The company experienced strong double-digit unit growth in the business market segment, but saw significant hardware price declines and continuing mix shift to low-end products, resulting in revenue growth less than unit growth.

     For the three months ended March 31, 2005, revenue in the consumer market segment increased $48 million or 8% over 2004. This growth was primarily driven by increased supplies revenue.


Revenue by geography:
                                                                                     Three Months Ended
                                                                                          March 31
                                                                           ----------------------------------------
(Dollars in Millions)                                                          2005          2004      % Change
-------------------------------------------------------------------------------------------------------------------
United States                                                              $     623.7   $     561.2         11%
Europe                                                                           512.0         484.4          6
Other International                                                              221.9         210.4          5
-------------------------------------------------------------------------------------------------------------------
Total revenue                                                              $   1,357.6   $   1,256.0          8%
===================================================================================================================

     For the three months ended March 31, 2005, revenue increased in all geographies when compared to 2004 principally due to the previously discussed supplies growth. Revenue in Europe and Other International geographies was also favorably impacted by currency.

     Gross Profit


The following table provides gross profit information:

                                                                                     Three Months Ended
                                                                                          March 31
                                                                           ----------------------------------------
(Dollars in Millions)                                                           2005         2004        Change
-------------------------------------------------------------------------------------------------------------------
Gross Profit:
Dollars                                                                      $   447.3    $   410.8          9%
% of Revenue                                                                      33.0%        32.7%       0.3pts
-------------------------------------------------------------------------------------------------------------------

     For the three months ended March 31, 2005, consolidated gross profit and gross profit as a percentage of revenue increased when compared to the prior year. The improvement in the gross profit margin over 2004 was principally due to a positive mix among products (1.1 percentage points) partially offset by lower product margins (0.8 percentage points) which was mostly printer driven.

     Operating Expense

     The following table presents information regarding the company's operating expenses during the periods indicated:

                                                                                 Three Months Ended
                                                                                      March 31
                                                                 --------------------------------------------------
                                                                            2005                      2004
                                                                 ------------------------   -----------------------
 (Dollars in Millions)                                             Dollars     % of Rev      Dollars      % of Rev
 ------------------------------------------------------------------------------------------------------------------
 Operating expense:
   Research and development                                       $    82.6         6.1%    $    72.2        5.8%
   Selling, general & administrative                                  203.0        14.9         173.4       13.8
 ------------------------------------------------------------------------------------------------------------------
   Total operating expense                                        $   285.6        21.0%    $   245.6       19.6%
 ==================================================================================================================


     For the three months ended March 31, 2005, operating expense increased $40 million or 16% compared to 2004 and includes a $9.0 million charge which represents management's best estimate of probable losses relating to 2002 through 2004 accounts receivable in Spain as discussed above. Excluding the Spain charge, operating expense increased 13% and was 20.4% of revenue. Additionally, the company continued its strategic investments in development, marketing and sales.


Operating Income (Loss)

The following table provides operating income (loss) by market segment:

                                                                                     Three Months Ended
                                                                                          March 31
                                                                           ----------------------------------------
(Dollars in Millions)                                                          2005         2004        %Change
-------------------------------------------------------------------------------------------------------------------
Operating income (loss):
  Business                                                                 $    177.5    $    174.8           2%
  Consumer                                                                       78.9          73.3           8
  Other                                                                         (94.7)        (82.9)        (14)
-------------------------------------------------------------------------------------------------------------------

  Total operating income (loss)                                            $    161.7    $    165.2          (2)%
===================================================================================================================

     For the three months ended March 31, 2005, the decrease in the consolidated operating income was due to a $37 million increase in gross profit, offset by a $40 million increase in operating expense compared to 2004. Operating income for the business market segment increased $3 million for the three months ended March 31, 2005, compared to 2004 due to higher revenue partially offset by lower product margins and higher expenses. Operating income for the consumer market segment increased $6 million for the three months ended March 31, 2005, compared to 2004 due to higher revenue and a positive mix among products, partially offset by lower product margins and higher expenses.

     Other

     For the three months ended March 31, 2005, financing and non-operating (income) expense increased $2 million compared to 2004, principally due to additional interest income.

     Net Earnings

     For the three months ended March 31, 2005, net earnings were $124 million compared to $121 million in 2004. The increase in net earnings was due to increased non-operating income and a lower effective tax rate partially offset by lower operating income. The effective income tax rate was 25.1% for the three months ended March 31, 2005, compared to 27.5% in 2004 due to the retroactive extension of a non-U.S. tax rate which reduced the 2005 income tax provision by approximately $3 million.

     Earnings Per Share

     Basic net earnings per share were $0.97 for the three months ended March 31, 2005, compared to $0.93 in 2004. Diluted net earnings per share were $0.96 for the three months ended March 31, 2005, compared to $0.91 in 2004. Both basic and diluted net earnings per share for the three months ended March 31, 2005, include a $0.05 charge associated with the previously mentioned estimate of probable losses relating to 2002 through 2004 accounts receivable in Spain partially offset by a $0.02 benefit associated with the previously mentioned retroactive extension of a favorable non-U.S. tax rate. Excluding these items, the increases in basic and diluted net earnings per share were primarily attributable to the increase in net earnings and a decrease in the average number of shares outstanding, primarily due to the company's stock repurchases.

     FINANCIAL CONDITION

     Lexmark's financial position remains strong at March 31, 2005, with working capital of $1,457 million compared to $1,533 million at December 31, 2004. At March 31, 2005, the company had outstanding $149.5 million of long-term debt and no short term debt. The debt to total capital ratio was 7% at March 31, 2005, and December 31, 2004, respectively. The company had no amounts outstanding under its U.S. trade receivables financing program or its revolving credit facility at March 31, 2005.

     The following table summarizes the results of the company's Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2005 and 2004:

                                                                                          Three Months Ended
                                                                                               March 31
                                                                                      ----------------------------
(In Millions)                                                                             2005           2004
------------------------------------------------------------------------------------------------------------------
Net cash flow provided by (used for):
  Operating activities                                                                $     77.2     $    152.3
  Investing activities                                                                       6.2         (184.2)
  Financing activities                                                                    (213.8)          36.9
  Effect of exchange rate changes on cash                                                   (1.4)           0.2
------------------------------------------------------------------------------------------------------------------
    Net (decrease) increase in cash & cash equivalents                                $   (131.8)    $      5.2
==================================================================================================================


     The company's primary source of liquidity has been cash generated by operations, which totaled $77 million and $152 million for the three months ended March 31, 2005 and 2004, respectively. Cash from operations for the past few years has been sufficient to allow the company to fund its working capital needs and finance its capital expenditures during these periods along with the repurchase of approximately $227 million of its Class A common stock during the three months ended March 31, 2005. There were no common stock repurchases during the same period in 2004. Management believes that cash provided by operations will continue to be sufficient to meet operating and capital needs. However, in the event that cash from operations is not sufficient, the company has other potential sources of cash through utilization of its receivables financing program, revolving credit facility or other financing sources.

     Operating activities:

     The decrease in cash flows from operating activities from 2004 to 2005 was primarily due to unfavorable cash flow changes in accounts payable partially offset by favorable cash flow changes in other assets and liabilities.

     Investing activities:

     Changes in investments in marketable securities resulted in a net cash provided of $59 million for the three months ended March 31, 2005, compared to a net use of cash of $161 million during the same period in 2004. The company spent $53 million and $23 million on capital expenditures during 2005 and 2004, respectively. The capital expenditures for 2005 principally related to infrastructure support, manufacturing capacity expansion and new product development. It is anticipated that capital expenditures for 2005 will be between $250 million and $300 million and are expected to be funded through cash from operations.

     Financing activities:

     The fluctuations in the net cash flows from financing activities were principally due to treasury stock activity. The company repurchased $227 million of treasury stock during the three months ended March 31, 2005. There were no treasury stock repurchases during the same period in 2004.

     In October 2004, the company received authorization from the board of directors to repurchase an additional $1 billion of its Class A common stock for a total repurchase authority of $2.4 billion. As of March 31, 2005, there was approximately $0.7 billion of share repurchase authority remaining. This repurchase authority allows the company, at management's discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During the first quarter of 2005, the company repurchased approximately 2.8 million shares, at a cost of approximately $227 million. As of March 31, 2005, since the inception of the program, the company had repurchased approximately 40.8 million shares for an aggregate cost of approximately $1.7 billion.

     Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S.-Based Manufacturers by the American Jobs Creation Act of 2004 ("FSP 109-1"). FSP 109-1 clarifies that the tax deduction for domestic manufacturers under the American Jobs Creation Act of 2004 should be accounted for as a special deduction in accordance with SFAS No. 109, Accounting for Income Taxes. The FSP, issued on December 21, 2004, went into effect upon being issued.

     In December 2004, the FASB also issued FSP 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the
     American Jobs Creation Act of 2004 ("FSP 109-2"). FSP 109-2 provides enterprises more time (beyond the financial-reporting period during which the American Jobs Creation Act took effect) to evaluate the impact on the enterprise's plan for reinvestment or repatriation of certain foreign earnings for purposes of applying SFAS No. 109. The FSP, issued on December 21, 2004, went into effect upon being issued. On April 28, 2005, the company's board of directors approved a Domestic Reinvestment Plan ("DRP") under the American Jobs Creation Act. The implementation of the DRP will result in the repatriation of $683.9 million of dividends during 2005 with a tax cost of approximately $70 million, which will be included in the company's second quarter results. If the technical corrections bill as currently proposed is passed by Congress, the U.S. income tax may be reduced by approximately $12 million.

     In  December  2004,  the FASB  issued  Statement  of  Financial  Accounting
     Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized in the financial statements based on their fair value beginning with the first interim or annual reporting period that begins after June 15, 2005. In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107") regarding the SEC Staff's interpretation of SFAS 123R and provides the Staff's views regarding interactions between SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. In April 2005, the SEC amended Regulation S-X to amend the date for compliance with SFAS 123R so that each registrant (that is not a small business issuer) will be required to prepare financial statements in accordance with SFAS 123R beginning with the first interim or annual reporting period of the registrant's first fiscal year beginning on or after June 15, 2005. The company is currently evaluating the requirements of SFAS 123R and SAB 107 to determine the fair value method to measure compensation expense, the appropriate assumptions to include in the fair value model and the transition method to use upon adoption. The company expects that the adoption of SFAS 123R for its first quarter 2006 reporting will have a material impact on its results of operations and earnings per share.

     In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations ("FIN 47"). FIN 47 clarifies that an entity must record a liability for a "conditional" asset retirement obligation if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by this Interpretation are those for which an entity has a legal obligation to perform an asset retirement activity, however the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provisions of FIN 47 are effective no later than the end of fiscal years ending after December 15, 2005, although early adoption is encouraged. The company is currently evaluating the provisions of this standard.

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

     o Certain countries (primarily in Europe) and/or collecting societies representing copyright owners' interests have commenced proceedings to impose fees on devices (such as scanners, printers and multifunction devices) alleging the copyright owners are entitled to compensation because these devices enable reproducing copyrighted content. Other countries are also considering imposing fees on certain devices. The amount of fees, if imposed, would depend on the number of products sold and the amounts of the fee on each product, which will vary by product and by country. The financial impact on the company, which will depend in large part upon the outcome of local legislative processes, the company's and other industry participants' outcome in contesting the fees and the company's ability to mitigate that impact by increasing prices, which ability will depend upon competitive market conditions, remains uncertain. The outcome of the copyright fee issue could adversely affect the company's operating results and business.

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

     ITEM 3. QUANTITATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

     The market risk inherent in the company's financial instruments and positions represents the potential loss arising from adverse changes in interest rates and foreign currency exchange rates.

     Interest Rates

     At March 31, 2005, the fair value of the company's senior notes was estimated at $159 million using quoted market prices and yields obtained through independent pricing sources for the same or similar types of borrowing arrangements, taking into consideration the underlying terms of the debt. The fair value of the senior notes exceeded the carrying value as recorded in the Consolidated Condensed Statements of Financial Position at March 31, 2005, by approximately $9 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $2 million at March 31, 2005.

     The company has interest rate swaps that serve as a fair value hedge of the company's senior notes. The fair value of the interest rate swaps at March 31, 2005, was a liability of $3 million. Market risk for the interest rate swaps is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $2 million at March 31, 2005.

     Foreign Currency Exchange Rates

     The company employs a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the company's functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the company is exposed include the euro, the Mexican peso, the Canadian dollar, the British pound, the Japanese yen, the Australian dollar and other Asian and South American currencies. Exposures are hedged with foreign currency forward contracts, put options, and call options with maturity dates of less than eighteen months. The potential loss in fair value at March 31, 2005, for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $57 million. This loss would be mitigated by corresponding gains on the underlying exposures.

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

     Changes in Internal Control over Financial Reporting

     There has been no change in the company's internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting. As a result of the control deficiencies discovered in Lexmark Spain's accounts receivable process, the company is taking steps to further strengthen certain of its control processes.

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

                           Part II. Other Information



     ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     The following table summarizes repurchases of the company common stock in the quarter ended March 31, 2005:


                                                                                               Approximate Dollar Value of
                                Total                            Total Number of Shares           Shares that May Yet Be
                              Number of         Average           Purchased as Part of         Purchased Under the Plans or
                               Shares            Price          Publicly Announced Plans or              Programs
          Period              Purchased      Paid per Share              Programs                   (in millions) (1)
---------------------------------------------------------------------------------------------------------------------------


January 1-31, 2005              200,000          $84.76                   200,000                        $884.5

February 1-28, 2005           1,047,500           81.32                 1,047,500                         799.3

March 1-31, 2005              1,536,600           81.03                 1,536,600                         674.8
---------------------------------------------------------------------------------------------------------------------------
Total                         2,784,100          $81.40                 2,784,100                            --
===========================================================================================================================


     (1) In October 2004, the company received authorization from the board of directors to repurchase an additional $1 billion of its Class A common stock for a total repurchase authority of $2.4 billion. As of March 31, 2005, there was approximately $0.7 billion of share repurchase authority remaining. This repurchase authority allows the company, at management's discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During the first quarter of 2005, the company repurchased approximately 2.8 million shares, at a cost of approximately $227 million. As of March 31, 2005, since the inception of the program, the company had repurchased approximately 40.8 million shares for an aggregate cost of approximately $1.7 billion.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  The company's  Annual  Meeting of  Stockholders  was held on April 28,
          2005.

     (b) At said Annual Meeting, the stockholders voted on the following three proposals:

     (i) The election of four Directors for terms expiring in 2008. The stockholders elected the Directors by the following votes:


         Director                        Votes For                  Votes Withheld
-------------------------------------------------------------------------------------------
  B. Charles Ames                        106,080,524                      4,851,340
  Teresa Beck                            104,418,631                      6,513,233
  Ralph E. Gomory                        106,636,140                      4,295,724
  Marvin L. Mann                          63,954,453                     46,977,411

     The terms of office of Frank T. Cary, Paul J. Curlander, William R. Fields, Stephen R. Hardis, James F. Hardymon, Robert Holland, Jr., Michael J. Maples and Martin D. Walker continued after the meeting.

     (ii) The approval of the company's 2005 Nonemployee Director Stock Plan. The stockholders approved such plan by the following votes:


                                                                              Broker
       Votes For            Votes Against           Abstentions              Non-Vote
---------------------------------------------------------------------------------------------
       87,816,429             12,445,952              698,967               9,970,516

     (iii)The ratification of the appointment of PricewaterhouseCoopers LLP ("PwC") as the company's independent registered public accounting firm for the company's fiscal year ending December 31, 2005. The stockholders ratified the appointment of PwC by the following votes:


           Votes For                    Votes Against                  Abstentions
--------------------------------------------------------------------------------------------
          107,122,870                     3,101,439                      707,555

     ITEM 6. EXHIBITS

     A list of exhibits is set forth in the Exhibit Index found on page 26 of this report.

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


                                         Lexmark International, Inc.
                                         (Registrant)


May 3, 2005                              By:/s/ Gary D. Stromquist
                                            ------------------------------------
                                         Gary D. Stromquist
                                         Vice President and Corporate Controller
                                         (Chief Accounting Officer)

                                  EXHIBIT INDEX


Exhibits:

10.1 Credit Agreement, dated as of January 20, 2005, by and among the company, as Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Fleet National Bank and Citibank, N.A., as Co-Syndication Agents, and KeyBank National Association and SunTrust Bank, as Co-Documentation Agents. (1)

10.2 Form of Agreement pursuant to the company's 2005-2007 Long-Term Incentive Plan. (2) +

10.3 Description of Compensation Payable to Nonemployee Directors. (2) +

10.4 Lexmark International, Inc. 2005 Nonemployee Director Stock Plan. (3) +

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

(1) Incorporated by reference to the company's Current Report on Form 8-K filed with the Commission on January 20, 2005 (Commission File No. 1-14050).

(2) Incorporated by reference to the company's Current Report on Form 8-K filed with the Commission on February 15, 2005 (Commission File No. 1-14050).

(3) Incorporated by reference to the company's Current Report on Form 8-K filed with the Commission on April 29, 2005 (Commission File No. 1-14050).