Form 10-Q
period 2005-06-30
LEXMARK INTERNATIONAL INC /KY/
filed 2005-08-02
CIK 1001288

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
  |X|           Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Quarterly Period Ended June 30, 2005

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

The registrant had 118,724,241 shares outstanding (excluding shares held in treasury) of Class A common stock, par value $0.01 per share, as of the close of business on July 29, 2005.

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX


                                                                       Page of
                                                                      Form 10-Q
                                                                      ---------
                                    PART I

ITEM 1. FINANCIAL STATEMENTS

 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (Unaudited)
    THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004...................2

 CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION (Unaudited)
    AS OF JUNE 30, 2005 AND DECEMBER 31, 2004..................................3

 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
    SIX MONTHS ENDED JUNE 30, 2005 AND 2004....................................4

 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)...........5-11

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS (Unaudited)..............................12-21

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........21-22

ITEM 4. CONTROLS AND PROCEDURES...............................................22

                                    PART II


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS...........23

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................23

ITEM 6. EXHIBITS..............................................................23

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                     (In Millions, Except Per Share Amounts)
                                   (Unaudited)


-----------------------------------------------------------------------------------------------
                                             Three Months Ended           Six Months Ended
                                                  June 30                     June 30
                                          -------------------------  --------------------------
                                              2005          2004         2005          2004
                                          -----------   -----------  -----------   ------------

Revenue                                   $   1,283.1   $   1,247.7  $   2,640.7   $   2,503.7
Cost of revenue                                 838.8         807.4      1,749.1       1,652.6
-----------------------------------------------------------------------------------------------
   Gross profit                                 444.3         440.3        891.6         851.1
-----------------------------------------------------------------------------------------------

Research and development                         83.0          76.5        165.6         148.7
Selling, general and administrative             185.8         178.0        388.8         351.4
-----------------------------------------------------------------------------------------------
   Operating expense                            268.8         254.5        554.4         500.1
-----------------------------------------------------------------------------------------------
   Operating income                             175.5         185.8        337.2         351.0

Interest (income) expense, net                   (7.5)         (2.3)       (13.9)         (4.6)
Other expense (income), net                       0.5          (0.3)         3.2           0.3
-----------------------------------------------------------------------------------------------
   Earnings before income taxes                 182.5         188.4        347.9         355.3

Provision for income taxes                      102.6          51.8        144.1          97.7
-----------------------------------------------------------------------------------------------
   Net earnings                           $      79.9   $     136.6   $    203.8    $    257.6

Net earnings per share:
   Basic                                  $      0.65   $      1.05   $     1.63    $     1.98
   Diluted                                $      0.64   $      1.02   $     1.60    $     1.93
Shares used in per share calculation:
   Basic                                        123.3         130.3        125.3         130.0
   Diluted                                      124.9         134.0        127.2         133.5
-----------------------------------------------------------------------------------------------


See notes to consolidated condensed financial statements.

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                         (In Millions, Except Par Value)
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------------

                                                                                       June 30          December 31
                                                                                        2005               2004
                                                                                   --------------    ----------------

ASSETS
Current assets:
  Cash and cash equivalents                                                        $      315.6      $      626.2
  Marketable securities                                                                   791.4             940.5
  Trade receivables, net of allowances of $44.8 in 2005 and $40.5 in 2004                 623.6             744.4
  Inventories                                                                             472.7             464.9
  Prepaid expenses and other current assets                                               267.4             224.9
---------------------------------------------------------------------------------------------------------------------
    Total current assets                                                                2,470.7           3,000.9

Property, plant and equipment, net                                                        819.8             792.2
Other assets                                                                              326.0             331.2
----------------------------------------------------------------------------------------------------------------------
    Total assets                                                                   $    3,616.5      $    4,124.3
---------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                                                  $        1.1      $        1.5
  Accounts payable                                                                        539.2             670.6
  Accrued liabilities                                                                     745.5             795.6
---------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                           1,285.8           1,467.7

Long-term debt                                                                            149.6             149.5
Other liabilities                                                                         435.5             424.2
---------------------------------------------------------------------------------------------------------------------
    Total liabilities                                                                   1,870.9           2,041.4
---------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
  Preferred stock, $.01 par value, 1.6 shares authorized; no shares issued and
   outstanding                                                                             --                --
  Common stock, $.01 par value:
     Class A, 900.0 shares authorized; 120.1 and 127.6 outstanding in 2005 and
      2004, respectively                                                                    1.7               1.7
     Class B, 10.0 shares authorized; no shares issued and outstanding                     --                --
  Capital in excess of par                                                              1,110.3           1,076.0
  Retained earnings                                                                     2,867.5           2,663.7
  Treasury stock, net; at cost; 45.8 and 37.6 shares in 2005 and 2004,
   respectively                                                                        (2,087.5)         (1,493.2)
  Accumulated other comprehensive loss                                                   (146.4)           (165.3)
-----------------------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                                           1,745.6           2,082.9
-----------------------------------------------------------------------------------------------------------------------
   Total liabilities and stockholders' equity                                      $    3,616.5      $    4,124.3
-----------------------------------------------------------------------------------------------------------------------

See notes to consolidated condensed financial statements.

                  LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (In Millions)
                                   (Unaudited)

----------------------------------------------------------------------------------------------------------------------

                                                                                              Six Months Ended
                                                                                                   June 30
                                                                                        ------------------------------
                                                                                             2005            2004
                                                                                        ------------    --------------
Cash flows from operating activities:
Net earnings                                                                            $      203.8    $      257.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
   Depreciation and amortization                                                                72.0            67.0
   Deferred taxes                                                                               (1.3)            4.9
   Other                                                                                        23.1             5.6
----------------------------------------------------------------------------------------------------------------------
                                                                                               297.6           335.1
   Change in assets and liabilities:
    Trade receivables                                                                          120.8            42.9
    Inventories                                                                                 (7.8)          (75.0)
    Accounts payable                                                                          (131.4)           28.6
    Accrued liabilities                                                                        (50.1)          (51.0)
    Tax benefits from employee stock plans                                                       8.6            32.5
    Other assets and liabilities                                                               (14.1)          (27.3)
----------------------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                                                223.6           285.8
----------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Purchases of property, plant and equipment                                                 (108.1)          (63.7)
   Purchases of marketable securities                                                         (878.3)       (1,003.3)
   Proceeds from marketable securities                                                       1,027.3           868.3
   Other                                                                                         0.2             -
----------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used for) investing activities                                        41.1          (198.7)
----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   (Decrease) increase in short-term debt                                                       (0.5)            2.0
   Issuance of treasury stock                                                                    0.3             1.1
   Purchase of treasury stock                                                                 (594.6)          (69.5)
   Proceeds from employee stock plans                                                           23.3            56.3
   Other                                                                                        (1.4)           (0.1)
----------------------------------------------------------------------------------------------------------------------
    Net cash (used for) financing activities                                                  (572.9)          (10.2)
----------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                                         (2.4)           (0.8)
----------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                                          (310.6)           76.1
Cash and cash equivalents-- beginning of period                                                626.2           744.6
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents-- end of period                                               $      315.6    $      820.7
----------------------------------------------------------------------------------------------------------------------

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

                                                       Three Months Ended     Six Months Ended
                                                             June 30              June 30
                                                      -----------------------------------------
                                                         2005      2004       2005      2004
-----------------------------------------------------------------------------------------------
     Net earnings, as reported                         $ 79.9     $136.6     $203.8    $257.6
     Deduct:  Total stock-based employee
        compensation expense determined
        under fair value based method for all
        awards, net of related tax effects               (9.2)     (11.1)     (18.9)    (22.5)
-----------------------------------------------------------------------------------------------
     Pro forma net income                              $ 70.7     $125.5     $184.9    $235.1
-----------------------------------------------------------------------------------------------

     Net earnings per share:
        Basic - as reported                            $ 0.65     $ 1.05     $ 1.63    $ 1.98
        Basic - pro forma                              $ 0.57     $ 0.96     $ 1.48    $ 1.81

        Diluted - as reported                          $ 0.64     $ 1.02     $ 1.60    $ 1.93
        Diluted - pro forma                            $ 0.57     $ 0.94     $ 1.45    $ 1.76
-----------------------------------------------------------------------------------------------

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

3.   INVENTORIES

     Inventories consist of the following:

                                                          June 30    December 31
                                                            2005        2004
     ---------------------------------------------------------------------------
          Work in process                                  $149.6      $146.6
          Finished goods                                    323.1       318.3
     ---------------------------------------------------------------------------
          Inventories                                      $472.7      $464.9
     ---------------------------------------------------------------------------

4.   AGGREGATE WARRANTY LIABILITY

     Changes in the company's aggregate warranty liability, which includes both warranty and extended warranty (deferred revenue), are presented below.

                                                                          Six Months Ended
                                                                               June 30
                                                                       -----------------------
                                                                          2005        2004
----------------------------------------------------------------------------------------------
Balance at January 1                                                     $176.8      $172.7
Accruals for warranties issued                                            113.2       110.5
Accruals related to pre-existing warranties (including amortization of
 deferred revenue for extended warranties and changes in estimates)       (28.3)      (33.4)
Settlements made (in cash or in kind)                                     (82.7)      (82.9)
----------------------------------------------------------------------------------------------
Balance at June 30                                                       $179.0      $166.9
----------------------------------------------------------------------------------------------

     Both warranty and the short-term portion of extended warranty are included on the accrued liabilities line in the Consolidated Condensed Statements of Financial Position. The long-term portion of extended warranty is included on the other liabilities line in the Consolidated Condensed Statements of Financial Position.

5.   INCOME TAXES

     On October 22, 2004, the President of the United States of America ("U.S.") signed the American Jobs Creation Act of 2004 (the "Jobs Act"). The Jobs Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends-received deduction for certain dividends from controlled foreign corporations. On April 28, 2005, the company's board of directors approved a Domestic Reinvestment Plan ("DRP") under the Jobs Act. The implementation of the DRP will result in the repatriation of $683.9 million of dividends during 2005 with a tax cost of approximately $53.2 million, which is included in the company's second quarter results. That charge increased the company's effective income tax rates for the three and six months ended June 30, 2005, to 56.2% and 41.4%, respectively. Excluding this $53.2 million charge for the Jobs Act and a $3.1 million benefit from the retroactive extension of a favorable non-U.S. tax rate during the first quarter, the company's effective income tax rates for the three and six months ended June 30, 2005, were 27.1% and 27.0%, respectively, compared to 27.5% for the same periods in 2004.

6.   STOCKHOLDERS' EQUITY

     In July 2005, the company received authorization from the board of directors to repurchase an additional $500 million of its Class A common stock for a total repurchase authority of $2.9 billion. As of July 29, 2005, there was approximately $0.7 billion of share repurchase authority remaining. This repurchase authority allows the company, at management's discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During the second quarter of 2005, the company repurchased approximately 5.5 million shares, at a cost of approximately $368 million. During the first six months of 2005, the company repurchased approximately 8.3 million shares, at a cost of approximately $595 million. As of July 29, 2005, since the inception of the program, the company had repurchased approximately 47.8 million shares for an aggregate cost of approximately $2.19 billion.

7.   OTHER COMPREHENSIVE EARNINGS (LOSS)

     Comprehensive earnings, net of taxes, consist of the following:

                                                Three Months Ended         Six Months Ended
                                                      June 30                   June 30
                                              ----------------------    ------------------------
                                                 2005         2004        2005        2004
------------------------------------------------------------------------------------------------
Net earnings                                    $ 79.9       $136.6      $203.8      $257.6
Other comprehensive earnings (loss):
  Foreign currency translation adjustment        (11.3)        (3.1)      (19.1)       (2.9)
  Cash flow hedging, net of reclassifications     17.5          6.8        37.4        29.2
  Minimum pension liability adjustment             0.4          0.8         0.8        (0.8)
  Net unrealized gain (loss) on marketable
     securities                                    0.4          -          (0.2)        -
------------------------------------------------------------------------------------------------
Comprehensive earnings                          $ 86.9       $141.1      $222.7      $283.1
------------------------------------------------------------------------------------------------

     Accumulated other comprehensive loss consists of the following:

                                                                     Net Unrealized    Accumulated
                                                          Minimum    Gain (Loss) on       Other
                              Translation   Cash Flow     Pension      Marketable     Comprehensive
                               Adjustment    Hedges      Liability     Securities         Loss
------------------------------------------------------------------------------------------------------
Balance, 12/31/2004          $   4.1        $ (28.8)     $ (139.8)     $ (0.8)          $ (165.3)
1st Qtr 2005 change             (7.8)          19.9           0.4        (0.6)              11.9
------------------------------------------------------------------------------------------------------
Balance, 3/31/2005              (3.7)          (8.9)       (139.4)       (1.4)            (153.4)
2nd Qtr 2005 change            (11.3)          17.5           0.4         0.4                7.0
------------------------------------------------------------------------------------------------------
Balance, 6/30/2005           $ (15.0)       $   8.6      $ (139.0)     $ (1.0)          $ (146.4)
------------------------------------------------------------------------------------------------------


8.   EARNINGS PER SHARE ("EPS")

     The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations:

                                  Three Months Ended          Six Months Ended
                                        June 30                   June 30
                               ----------------------- -------------------------
                                   2005          2004         2005        2004
--------------------------------------------------------------------------------
Numerator:
 Net earnings                     $ 79.9        $136.6       $203.8      $257.6
--------------------------------------------------------------------------------
Denominator:
 Weighted average shares used
  to compute basic EPS             123.3         130.3        125.3       130.0
 Effect of dilutive securities
  Stock options                      1.6           3.7          1.9         3.5
--------------------------------------------------------------------------------
 Weighted average shares used
  to compute diluted EPS           124.9         134.0        127.2       133.5
--------------------------------------------------------------------------------
 Basic net EPS                     $0.65        $ 1.05       $ 1.63      $ 1.98
--------------------------------------------------------------------------------
 Diluted net EPS                   $0.64        $ 1.02       $ 1.60      $ 1.93
--------------------------------------------------------------------------------

     Options to purchase an additional 5.8 million and 1.3 million shares of Class A common stock for the three month periods and 3.4 million and 1.3 million shares for the six month periods ended June 30, 2005 and 2004, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been antidilutive.

9.   EMPLOYEE PENSION AND POSTRETIREMENT PLANS

     The components of the net periodic benefit cost for both the pension and postretirement plans for the three and six month periods ended June 30, 2005 and 2004, were as follows:

Pension Benefits:                               Three Months Ended            Six Months Ended
                                                     June 30                       June 30
                                           ---------------------------   --------------------------
                                               2005          2004           2005         2004
---------------------------------------------------------------------------------------------------
Service cost                                 $  4.3       $  3.6           $  8.5       $  7.4
Interest cost                                  10.2          9.9             20.7         20.5
Expected return on plan assets                (12.6)       (12.8)           (25.4)       (25.9)
Amortization of prior service (benefit) cost   (0.4)        (1.1)            (0.7)        (1.2)
Amortization of net loss                        3.8          1.6              8.0          4.6
---------------------------------------------------------------------------------------------------
Net periodic benefit cost                    $  5.3        $ 1.2           $ 11.1       $  5.4
---------------------------------------------------------------------------------------------------

Other Postretirement Benefits:                  Three Months Ended            Six Months Ended
                                                     June 30                       June 30
                                           ---------------------------   --------------------------
                                              2005        2004              2005         2004
---------------------------------------------------------------------------------------------------
Service cost                                 $  0.4     $  0.5            $  0.9      $  1.0
Interest cost                                   0.8        0.8               1.5         1.6
Amortization of prior service (benefit) cost   (0.5)       -                (0.9)       (0.1)
Amortization of net loss                        0.4        -                 0.5         0.1
---------------------------------------------------------------------------------------------------
Net periodic benefit cost                    $  1.1     $  1.3            $  2.0      $  2.6
---------------------------------------------------------------------------------------------------

     The company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute approximately $6 million to its pension and postretirement plans in 2005. As of June 30, 2005, approximately $4 million of contributions have been made. The company presently anticipates contributing an additional $2 million during the remainder of 2005, for a total of $6 million.

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

     The following table includes information about the company's reportable segments:

                                          Three Months Ended           Six Months Ended
                                                June 30                    June 30
                                     ---------------------------- -----------------------------
                                           2005        2004           2005          2004
-----------------------------------------------------------------------------------------------
Revenue:
     Business                          $   707.9     $   682.7      $ 1,435.0   $ 1,355.7
     Consumer                              575.2         565.0        1,205.7     1,148.0
     All Other                               -             -              -           -
-----------------------------------------------------------------------------------------------
     Total revenue                     $ 1,283.1     $ 1,247.7      $ 2,640.7   $ 2,503.7
-----------------------------------------------------------------------------------------------
Operating income (loss):
     Business                          $   187.3     $   187.2      $   364.8   $   362.0
     Consumer                               79.0          87.8          157.9       161.1
     All Other                             (90.8)        (89.2)        (185.5)     (172.1)
------------------------------------------------------------------------------------------------
     Total operating income (loss)     $   175.5     $   185.8      $   337.2   $   351.0
------------------------------------------------------------------------------------------------

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

     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections ("SFAS 154"), which replaces APB Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

     In June 2005, the FASB issued FSP No. FAS 143-1, Accounting for Electronic Equipment Waste Obligations ("FSP 143-1"). FSP 143-1 clarifies the accounting for obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the "Directive") adopted by the European Union ("EU"). The Directive requires producers of electrical and electronic goods, including computers and printers, to be financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for enacting and implementing the Directive by individual European Union governments was August 13, 2004 (such legislation, together with the Directive, the "WEEE Legislation"), although extensions were granted to some countries. Producers are to be financially responsible under the WEEE Legislation beginning in August 2005. The provisions of FSP 143-1 are effective for the later of the first reporting period ending after June 8, 2005, or the date of the adoption of the law by the applicable EU-member country. The company is currently evaluating the provisions of FSP 143-1.

13.  SUBSEQUENT EVENTS

     On July 26, 2005, the company determined that it would reduce its workforce by approximately 275 employees through the first half of 2006, with a majority of the affected employees exiting in the third quarter of 2005. The company expects that this workforce reduction will result in pre-tax charges of $26 million. Estimated annual savings from this reduction in employment are expected to be about $23 million. The pre-tax charges in the third quarter are expected to be approximately $13 million, with an impact on diluted net earnings per share of approximately 8 cents.

     On July, 28, 2005, the company received authorization from the board of directors to repurchase an additional $500 million of its Class A common stock for a total repurchase authority of $2.9 billion. Refer to Note 6 of the Notes to Consolidated Condensed Financial Statements for further discussion.

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

RESULTS OF OPERATIONS

Summary

Market conditions continued to be challenging during the second quarter as a result of softening market demand and aggressive pricing. During the quarter, in the consumer market segment, the company saw a continuation of aggressive price competition and softer than expected demand for hardware and supplies. In the business market segment, overall market demand was softer than expected, particularly in the U.S. and Europe.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto. The following table summarizes the results of Lexmark's operations for the three and six months ended June 30, 2005 and 2004:

                                       Three Months Ended                                   Six Months Ended
                                            June 30                                              June 30
                        -------------------------------------------------  --------------------------------------------------
                                2005                     2004                         2005                      2004
(Dollars in millions)   Dollars     % of Rev     Dollars      % of Rev        Dollars      % of Rev     Dollars      % of Rev
-----------------------------------------------------------------------------------------------------------------------------
Revenue                 $1,283.1       100.0%     $1,247.7        100.0%      $2,640.7      100.0%    $2,503.7         100.0%
Gross profit               444.3        34.6         440.3         35.3          891.6       33.8        851.1          34.0
Operating expense          268.8        20.9         254.5         20.4          554.4       21.0        500.1          20.0
Operating income           175.5        13.7         185.8         14.9          337.2       12.8        351.0          14.0
Net earnings                79.9         6.2         136.6         11.0          203.8        7.7        257.6          10.3
-----------------------------------------------------------------------------------------------------------------------------

Net earnings for the three months ended June 30, 2005, included increased tax costs of $53 million, or $0.42 per share, resulting from the approval by the board of directors to repatriate $684 million of foreign dividends during 2005 under the American Jobs Creation Act. Excluding this item, net earnings for the three months ended June 30, 2005, would have been $133 million or $1.06 per share compared to $137 million or $1.02 per share for the same period in 2004.

Net earnings for the six months ended June 30, 2005, included increased net tax costs of $50 million, or $0.40 per share, principally due to the board approval to repatriate foreign dividends as discussed above partially offset by a benefit from the retroactive extension of a favorable non-United States ("non-U.S.") tax rate during the first quarter of 2005. Excluding these items, net earnings for the six months ended June 30, 2005, would have been $254 million or $2.00 per share compared to $258 million or $1.93 per share for the same period in 2004.

Revenue

Consolidated revenue increased 3% and 5% for the three and six months ended June 30, 2005, compared to 2004 due to supplies growth, reflecting the consistency of the company's business model.

The following tables provide a breakdown of the company's revenue by market segment and geography.

Revenue by market segment:

                          Three Months Ended                    Six Months Ended
                               June 30                              June 30
                     -------------------------------  -----------------------------------
(Dollars in Millions)    2005      2004   %Change        2005         2004       %Change
-----------------------------------------------------------------------------------------
Business              $  707.9   $ 682.7     4%        $1,435.0     $1,355.7       6%
Consumer                 575.2     565.0     2          1,205.7      1,148.0       5
-----------------------------------------------------------------------------------------
Total revenue         $1,283.1  $1,247.7     3%        $2,640.7     $2,503.7       5%
-----------------------------------------------------------------------------------------

For the three and six months ended June 30, 2005, revenue in the business market segment increased $25 million and $79 million or 4% and 6%, respectively, over the same periods in 2004. This growth was principally due to supplies sales.

For the three and six months ended June 30, 2005, revenue in the consumer market segment increased $10 million and $58 million or 2% and 5%, respectively, over the same periods in 2004. This growth was principally due to supplies sales.

Revenue by geography:

                                        Three Months Ended                        Six Months Ended
                                             June 30                                   June 30
                           ----------------------------------------  ---------------------------------
(Dollars in Millions)           2005         2004      % Change         2005       2004      % Change
------------------------------------------------------------------------------------------------------
United States                $  568.7      $  549.1        4%         $1,192.4   $1,110.3       7%
Europe                          450.9         448.4        1             962.9      932.8       3
Other International             263.5         250.2        5             485.4      460.6       5
------------------------------------------------------------------------------------------------------
Total revenue                $1,283.1      $1,247.7        3%         $2,640.7   $2,503.7       6%
------------------------------------------------------------------------------------------------------

For the three and six months ended June 30, 2005, revenue increased in each of the above geographies when compared to the same periods in 2004 principally due to the previously discussed supplies growth.

Gross Profit

The following table provides gross profit information:

                             Three Months Ended                   Six Months Ended
                                  June 30                             June 30
                       ------------------------------- ----------------------------------
(Dollars in Millions)   2005     2004       % Change         2005        2004   % Change
-----------------------------------------------------------------------------------------

Gross Profit:
Dollars               $ 444.3   $ 440.3           1%        $ 891.6   $ 851.1          5%
% of revenue             34.6%     35.3%   (0.7) pts           33.8%     34.0%  (0.2) pts
-----------------------------------------------------------------------------------------

For the three and six months ended June 30, 2005, the gross profit margin decreased 0.7 and 0.2 percentage points, respectively, over the same periods in 2004. The decline in the gross profit margin for the three and six months periods of 2005 over the same periods in 2004 was principally due to lower product margins (3.2 and 2.0 percentage points, respectively) which was mostly printer driven, partially offset by a positive mix among products (2.5 and 1.8 percentage points, respectively).

Operating Expense

The following table presents information regarding the company's operating expenses during the periods indicated:

                                          Three Months Ended                                Six Months Ended
                                                June 30                                          June 30
                          -----------------------------------------------  ----------------------------------------------
                                 2005                      2004                    2005                     2004
(Dollars in millions)    Dollars     % of Rev      Dollars     % of Rev     Dollars     % of Rev     Dollars    % of Rev
-------------------------------------------------------------------------------------------------------------------------
Operating Expense:
 Research and
  development            $ 83.0        6.5%       $ 76.5          6.1%     $165.6        6.3%      $148.7       5.9%
 Selling, general &
  administrative          185.8       14.4         178.0         14.3       388.8       14.7        351.4      14.1
-------------------------------------------------------------------------------------------------------------------------
   Total operating
       expense           $268.8       20.9%       $254.5         20.4%     $554.4       21.0%      $500.1      20.0%
-------------------------------------------------------------------------------------------------------------------------

For the three months and six months ended June 30, 2005, operating expense increased $14 million and $54 million or 6% and 11%, respectively, compared to the same periods in 2004 as the company continued its strategic investments in research and development.

Operating Income (Loss)

The following table provides operating income (loss) by market segment:

                                        Three Months Ended                    Six Months Ended
                                              June 30                             June 30
                               ------------------------------------   --------------------------------
(Dollars in Millions)             2005        2004       % Change      2005      2004      % Change
------------------------------------------------------------------------------------------------------
Operating income (loss):
  Business                      $ 187.3     $  187.2         - %      $ 364.8   $ 362.0        1%
  Consumer                         79.0         87.8       (10)         157.9     161.1       (2)
  Other                           (90.8)       (89.2)       (2)        (185.5)   (172.1)      (8)
------------------------------------------------------------------------------------------------------
  Total operating income (loss) $ 175.5     $  185.8        (6)%      $ 337.2   $ 351.0       (4)%
-----------------------------------------------------------------------------------------------------

For the three and six months ended June 30, 2005, the decrease in the consolidated operating income was due to a $4 million and $40 million increase, respectively, in gross profit, offset by a $14 million and $54 million increase, respectively, in operating expense compared to the same periods in 2004. Operating income for the business market segment was flat for the three months ended June 30, 2005, and increased $3 million for the six months ended June 30, 2005, compared to the same periods in 2004. Operating income for the consumer market segment decreased $9 million and $3 million for the three and six months ended June 30, 2005, respectively, compared to the same periods in 2004 due to higher expenses.

Interest and Other

For the three and six months ended June 30, 2005, interest and other was net income of $7 million and $11 million, respectively, compared to $3 million and $4 million, respectively, for the same periods in 2004. These increases were principally due to additional interest income.

Net Earnings

For the three and six months ended June 30, 2005, net earnings were $80 million and $204 million, respectively, compared to $137 million and $258 million, respectively, for the same periods in 2004. The decrease in net earnings was due to lower operating income as a result of increased operating expense and a higher effective tax rate. The effective income tax rate was 56.2% and 41.4%, respectively, for the three and six months ended June 30, 2005. The effective tax rate for the three months ended June 30, 2005, includes $53 million of tax cost resulting from the approval to repatriate foreign dividends. The effective tax rate for the six months ended June 30, 2005, includes $50 million of net tax cost primarily related to the previously mentioned approval to repatriate foreign dividends partially offset by a $3 million tax benefit from the retroactive extension of a favorable non-U.S. tax rate during the first quarter of 2005. Excluding these items, the effective tax rates for the three and six months ended June 30, 2005, were 27.1% and 27.0%, respectively, compared to 27.5% for the same periods in 2004.

Earnings Per Share

Basic net earnings per share were $0.65 and $1.63 for the three and six months ended June 30, 2005, respectively, compared to $1.05 and $1.98, respectively, for the same periods in 2004. Diluted net earnings per share were $0.64 and $1.60 for the three and six months ended June 30, 2005, respectively, compared to $1.02 and $1.93 for the same periods in 2004. Both basic and diluted net earnings per share for the three months ended June 30, 2005, include a $0.42 per share tax cost resulting from the previously mentioned approval to repatriate foreign dividends. Both basic and diluted net earnings per share for the six months ended June 30, 2005, include a $0.40 per share net tax cost primarily related to the previously mentioned approval to repatriate foreign dividends partially offset by a benefit from the retroactive extension of a favorable non-U.S. tax rate during the first quarter of 2005. Excluding these items, the increases in basic and diluted net earnings per share were primarily attributable to the decrease in the average number of shares outstanding, primarily due to the company's stock repurchases.

FINANCIAL CONDITION

Lexmark's financial position remains strong at June 30, 2005, with net working capital of $1,185 million compared to $1,533 million at December 31, 2004. At June 30, 2005, the company had outstanding $149.6 million of long-term debt and $1.1 million of short-term debt. The debt to total capital ratio was 8% at June 30, 2005, and 7% at December 31, 2004. The company had no amounts outstanding under its United States ("U.S.") trade receivables financing program or its revolving credit facility at June 30, 2005.

The  following  table  summarizes  the  results  of the  company's  Consolidated
Condensed Statements of Cash Flows for the six months ended June 30, 2005 and 2004:

                                                       Six Months Ended
                                                            June 30
                                                  ------------------------------
(In Millions)                                        2005            2004
--------------------------------------------------------------------------------
Net cash flow provided by (used for):
  Operating activities                              $  223.6         $ 285.8
  Investing activities                                  41.1          (198.7)
  Financing activities                                (572.9)          (10.2)
  Effect of exchange rate changes on cash               (2.4)           (0.8)
--------------------------------------------------------------------------------
   Net (decrease) increase in cash & cash
    equivalents                                     $ (310.6)        $  76.1
--------------------------------------------------------------------------------

The company's primary source of liquidity has been cash generated by operations, which totaled $224 million and $286 million for the six months ended June 30, 2005 and 2004, respectively. Cash from operations for the past few years has been sufficient to allow the company to fund its working capital needs and finance its capital expenditures during these periods along with the repurchase of approximately $595 million of its Class A common stock during the six months ended June 30, 2005. The company repurchased $70 million during the same period in 2004. Management believes that cash provided by operations will continue to be sufficient to meet operating and capital needs. However, in the event that cash from operations is not sufficient, the company has other potential sources of cash through utilization of its receivables financing program, revolving credit facility or other financing sources.

Operating activities:

The decrease in cash flows from operating activities from 2004 to 2005 was primarily due to decreased net earnings and unfavorable cash flow changes in accounts payable partially offset by favorable cash flow changes in trade receivables and inventories.

Investing activities:

Changes in investments in marketable securities resulted in a net cash provided of $149 million for the six months ended June 30, 2005, compared to a net use of cash of $135 million during the same period in 2004. For the six months ended June 30, 2005 and 2004, the company spent $108 million and $64 million, respectively, on capital expenditures. The capital expenditures for 2005 principally related to infrastructure support, manufacturing capacity expansion and new product development. It is anticipated that total capital expenditures for 2005 will be approximately $250 million and are expected to be funded through cash from operations.

Financing activities:

The fluctuations in the net cash flows from financing activities were principally due to treasury stock activity. The company repurchased $595 million and $70 million of treasury stock during the six months ended June 30, 2005 and 2004, respectively.

In July 2005, the company received authorization from the board of directors to repurchase an additional $500 million of its Class A common stock for a total repurchase authority of $2.9 billion. As of July 29, 2005, there was approximately $0.7 billion of share repurchase authority remaining. This repurchase authority allows the company, at management's discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During the second quarter of 2005, the company repurchased approximately 5.5 million shares, at a cost of approximately $368 million. During the first six months of 2005, the company repurchased approximately 8.3 million shares, at a cost of approximately $595 million. As of July 29, 2005, since the inception of the program, the company had repurchased approximately
47.8 million shares for an aggregate cost of approximately $2.19 billion.

Recent Accounting Pronouncements

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections ("SFAS 154"), which replaces APB Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2005, the FASB issued FSP No. FAS 143-1, Accounting for Electronic Equipment Waste Obligations ("FSP 143-1"). FSP 143-1 clarifies the accounting for obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the "Directive") adopted by the European Union ("EU"). The Directive requires producers of electrical and electronic goods, including computers and printers, to be financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for enacting and implementing the Directive by individual European Union governments was August 13, 2004 (such legislation, together with the Directive, the "WEEE Legislation"), although extensions were granted to some countries. Producers are to be financially responsible under the WEEE Legislation beginning in August 2005. The provisions of FSP 143-1 are effective for the later of the first reporting period ending after June 8, 2005, or the date of the adoption of the law by the applicable EU-member country. The company is currently evaluating the provisions of FSP 143-1.

Subsequent Events

On July 26, 2005, the company determined that it would reduce its workforce by approximately 275 employees through the first half of 2006, with a majority of the affected employees exiting in the third quarter of 2005. The company expects that this workforce reduction will result in pre-tax charges of $26 million. Estimated annual savings from this reduction in employment are expected to be about $23 million. The pre-tax charges in the third quarter are expected to be approximately $13 million, with an impact on diluted net earnings per share of approximately 8 cents.

On July, 28, 2005, the company received authorization from the board of directors to repurchase an additional $500 million of its Class A common stock for a total repurchase authority of $2.9 billion. Refer to the Financing activities under the Financial Condition section above for further discussion.

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

o Unfavorable global economic conditions may adversely impact the company's future operating results. The company continues to experience some weak markets for its products. Continued softness in certain markets and uncertainty about global economic conditions could result in lower demand for the company's products. Weakness in demand has resulted in intense price competition and may result in excessive inventory for the company and/or its reseller channel, which may adversely affect sales, pricing, risk of obsolescence and/or other elements of the company's operating results.

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

o The European Union has adopted the Waste Electrical and Electronic Equipment Directive (the "Directive") which requires producers of electrical and electronic goods, including printing devices, to be financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for enacting and implementing the Directive by individual European Union governments was August 13, 2004 (such legislation, together with the Directive, the "WEEE Legislation"), although extensions were granted to some countries. Producers are to be financially responsible under the WEEE Legislation beginning in August 2005. Similar legislation may be enacted in the future in other jurisdictions as well. The impact of this legislation could adversely affect the company's operating results and profitability.

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

o The company relies in large part on its international production facilities and international manufacturing partners, many of which are located in China, for the manufacture of its products and key components of its products. China's recently announced revaluation of its currency to no longer peg its currency to the U.S. dollar may have an adverse impact on the company's cost of goods acquired from China, and could have a material adverse impact on the company's financial results. Future operating results may also be adversely affected by several other factors, including, without limitation, if the company's international operations or manufacturing partners are unable to perform or supply products reliably, if there are disruptions in international trade, disruptions at important geographic points of exit and entry, if there are difficulties in transitioning such manufacturing activities among the company, its international operations and/or its manufacturing partners, or if there arise production and supply constraints which result in additional costs to the company. The financial failure or loss of a key supplier could result in a material adverse impact on the company's financial results.

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

Interest Rates

At June 30, 2005, the fair value of the company's senior notes was estimated at $160 million using quoted market prices and yields obtained through independent pricing sources for the same or similar types of borrowing arrangements, taking into consideration the underlying terms of the debt. The fair value of the senior notes exceeded the carrying value as recorded in the Consolidated Condensed

Statements of Financial Position at June 30, 2005, by approximately $10 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $2 million at June 30, 2005.

The company has interest rate swaps that serve as a fair value hedge of the company's senior notes. The fair value of the interest rate swaps at June 30, 2005, was a liability of approximately $1 million. Market risk for the interest rate swaps is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $2 million at June 30, 2005.

Foreign Currency Exchange Rates

The company employs a foreign currency hedging strategy to limit volatility in earnings or cash flows from foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the company's functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the company is exposed include the euro, the Mexican peso, the Canadian dollar, the British pound, the Japanese yen, the Australian dollar and other Asian and South American currencies. Exposures are hedged with foreign currency forward contracts, put options, and call options with maturity dates of less than eighteen months. The potential loss in fair value at June 30, 2005, for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $55 million. This loss would be mitigated by corresponding gains on the underlying exposures.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2005, the company implemented a new financial consolidation and reporting system. During the evaluation of internal controls conducted for the second quarter of 2005, management concluded that the system conversion and implementation maintained adequate internal control over financial reporting. Except for the described system implementation, there has been no change in the company's internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting. As a result of the control deficiencies discovered in Lexmark Spain's accounts receivable process during the first quarter of 2005, the company is continuing to take steps to further strengthen certain of its control processes.

                           PART II. OTHER INFORMATION


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes repurchases of the company common stock in the quarter ended June 30, 2005:



                                                   Total Number of Shares      Approximate Dollar Value of
                   Total Number                    Purchased as Part of          Shares that May Yet Be
                   of Shares     Average Price    Publicly Announced Plans     Purchased Under the Plans or
    Period         Purchased     Paid per Share        or Programs               Programs (in millions) (1)
--------------------------------------------------------------------------------------------------------------

April 1-30, 2005   1,650,000          $67.59               1,650,000                   563.3

May 1-31, 2005     1,977,900           66.93               1,977,900                   430.9

June 1-30, 2005    1,846,100           67.21               1,846,100                   306.8
--------------------------------------------------------------------------------------------------------------
Total              5,474,000          $67.22               5,474,000                    ----
--------------------------------------------------------------------------------------------------------------


(1) In July 2005, the company received authorization from the board of directors to repurchase an additional $500 million of its Class A common stock for a total repurchase authority of $2.9 billion. As of July 29, 2005, there was approximately $0.7 billion of share repurchase authority remaining. This repurchase authority allows the company, at management's discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During the second quarter of 2005, the company repurchased approximately 5.5 million shares, at a cost of approximately $368 million. During the first six months of 2005, the company repurchased approximately 8.3 million shares, at a cost of approximately $595 million. As of July 29, 2005, since the inception of the program, the company had repurchased approximately 47.8 million shares for an aggregate cost of approximately $2.19 billion.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information required to be reported for the company's Annual Meeting of Stockholders held April 28, 2005, was previously reported by the company in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

ITEM 6. EXHIBITS

A list of exhibits is set forth in the Exhibit Index found on page 25 of this report.

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


                                         Lexmark International, Inc.
                                         (Registrant)


August 2, 2005                           By: /s/ Gary D. Stromquist
                                            --------------------------------
                                         Gary D. Stromquist
                                         Vice President and Corporate Controller
                                         (Chief Accounting Officer)

                                  EXHIBIT INDEX


Exhibits:

10.1     Lexmark International, Inc. 2005 Nonemployee Director Stock Plan. (1) +

31.1 Certification of Chairman and Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes -Oxley Act of 2002.

32.2 Certification of Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


+        Indicates  management  contract  or  compensatory  plan,  contract   or
         arrangement.

(1) Incorporated by reference to Exhibit A of the company's 2005 Proxy Statement filed with the Commission on March 14, 2005 (Commission File No. 1-14050).