Form 10-Q
period 2005-09-30
LEXMARK INTERNATIONAL INC /KY/
filed 2005-11-01
CIK 1001288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                                                        (Mark One)
         ☒
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2005

   OR
           ☐
Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

Commission File No. 1-14050

LEXMARK INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	06-1308215
(State or Other Jurisdiction of Incorporation )	(I.R.S. Employer Identification No.)

One Lexmark Centre Drive
740 West New Circle Road
Lexington, Kentucky	40550
(Address of Principal Executive Offices)	(Zip Code)

  (859) 232-2000
  (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes X     No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes X      No __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes __   No X

The registrant had 116,048,029 shares outstanding (excluding shares held in treasury) of Class A common stock, par value $0.01 per share, as of the close of business on October 28, 2005.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

Page of Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (Unaudited) THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004	2

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION (Unaudited) AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004	3

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited) NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004	4

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)	5 - 13

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)	14 - 26

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27

ITEM 4. CONTROLS AND PROCEDURES	27

PART II

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	28

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	28

ITEM 6. EXHIBITS	28

PART I - FINANCIAL INFORMATION

           ITEM 1.  FINANCIAL STATEMENTS

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30

	2005	2004	2005	2004
Revenue	$1,215.5	$1,266.2	$3,856.2	$3,769.9
Cost of revenue	858.2	819.9	2,607.3	2,472.5
Gross profit	357.3	446.3	1,248.9	1,297.4

Research and development	86.9	78.3	252.5	227.0
Selling, general and administrative	187.7	183.7	576.5	535.1
Operating expense	274.6	262.0	829.0	762.1
Operating income	82.7	184.3	419.9	535.3

Interest (income) expense, net	(7.0)	(4.1)	(20.9)	(8.7)
Other expense (income), net	2.2	0.6	5.4	0.9
Earnings before income taxes	87.5	187.8	435.4	543.1

Provision for income taxes	17.3	31.7	161.4	129.4
Net earnings	$70.2	$156.1	$274.0	$413.7

Net earnings per share:
Basic	$0.59	$1.20	$2.23	$3.18
Diluted	$0.59	$1.17	$2.20	$3.10
Shares used in per share calculation:
Basic	118.6	129.8	123.1	129.9
Diluted	119.8	133.0	124.7	133.4

                See notes to consolidated condensed financial statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
(In Millions, Except Par Value)
(Unaudited)

	September 30 2005	December 31 2004

ASSETS
Current assets:
Cash and cash equivalents	$352.0	$626.2
Marketable securities	580.1	940.5
Trade receivables, net of allowances of $42.7 in 2005 and $40.5 in 2004	655.8	744.4
Inventories	467.3	464.9
Prepaid expenses and other current assets	235.1	224.9
Total current assets	2,290.3	3,000.9

Property, plant and equipment, net	823.9	792.2
Other assets	319.5	331.2
Total assets	$3,433.7	$4,124.3

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$-	$1.5
Accounts payable	534.3	670.6
Accrued liabilities	753.1	795.6
Total current liabilities	1,287.4	1,467.7

Long-term debt	149.6	149.5
Other liabilities	442.5	424.2
Total liabilities	1,879.5	2,041.4

Stockholders' equity:
Preferred stock, $.01 par value, 1.6 shares authorized; no shares
issued and outstanding	-	-
Common stock, $.01 par value:
Class A, 900.0 shares authorized; 116.0 and 127.6 outstanding
in 2005 and 2004, respectively	1.7	1.7
Class B, 10.0 shares authorized; no shares issued and outstanding	-	-
Capital in excess of par	1,125.5	1,076.0
Retained earnings	2,937.7	2,663.7
Treasury stock, net; at cost; 50.2 and 37.6 shares in 2005 and 2004,
respectively	(2,362.8)	(1,493.2)
Accumulated other comprehensive loss	(147.9)	(165.3)
Total stockholders' equity	1,554.2	2,082.9
Total liabilities and stockholders' equity	$3,433.7	$4,124.3

                See notes to consolidated condensed financial statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Nine Months Ended September 30

	2005	2004
Cash flows from operating activities:
Net earnings	$274.0	$413.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	110.8	99.4
Deferred taxes	(3.9)	(6.5)
Other	35.2	7.9
	416.1	514.5
Change in assets and liabilities:
Trade receivables	88.6	(37.5)
Inventories	(2.4)	(103.5)
Accounts payable	(136.3)	141.6
Accrued liabilities	(48.2)	22.8
Tax benefits from employee stock plans	11.6	33.8
Other assets and liabilities	24.7	(80.5)
Net cash provided by operating activities	354.1	491.2

Cash flows from investing activities:
Purchases of property, plant and equipment	(153.2)	(119.5)
Purchases of marketable securities	(1,096.9)	(2,407.7)
Proceeds from marketable securities	1,457.3	1,902.3
Other	(0.7)	0.1
Net cash provided by (used for) investing activities	206.5	(624.8)

Cash flows from financing activities:
Decrease in short-term debt	(1.5)	(1.1)
Issuance of treasury stock	0.4	1.4
Purchase of treasury stock	(864.3)	(142.3)
Proceeds from employee stock plans	34.7	66.2
Other	(2.2)	(0.7)
Net cash used for financing activities	(832.9)	(76.5)
Effect of exchange rate changes on cash	(1.9)	(0.2)
Net decrease in cash and cash equivalents	(274.2)	(210.3)
Cash and cash equivalents - beginning of period	626.2	744.6
Cash and cash equivalents - end of period	$352.0	$534.3

                See notes to consolidated condensed financial statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(In millions, Except per Share Amounts)
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying interim consolidated condensed financial statements are unaudited; however, in the opinion of management of Lexmark International, Inc. (together with its subsidiaries, the “company”), all adjustments (which comprise only normal and recurring accruals) necessary for a fair presentation of the interim financial results have been included. The results for the interim periods are not necessarily indicative of results to be expected for the entire year. These financial statements and notes should be read in conjunction with the company's audited annual consolidated financial statements for the year ended December 31, 2004.

2.	STOCK-BASED COMPENSATION

The company accounts for its stock-based employee compensation plans under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation cost is reflected in net earnings as all options granted have an exercise price at least equal to the market value of the underlying common stock on the date of grant. The following table is provided in accordance with the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation -Transition and Disclosure - an Amendment of SFAS No. 123, and illustrates the effect on net earnings and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended September 30		Nine Months Ended September 30

	2005	2004	2005	2004
Net earnings, as reported	$70.2	$156.1	$274.0	$413.7
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(9.6)	(10.9)	(28.5)	(33.4)
Pro forma net income	$60.6	$145.2	$245.5	$380.3

Net earnings per share:
Basic - as reported	$0.59	$1.20	$2.23	$3.18
Basic - pro forma	$0.51	$1.12	$2.00	$2.93

Diluted - as reported	$0.59	$1.17	$2.20	$3.10
Diluted - pro forma	$0.51	$1.09	$1.97	$2.85

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized in the financial statements based on their fair value beginning with the first interim or annual reporting period that begins after June 15, 2005. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC Staff's interpretation of SFAS 123R and provides the Staff's views regarding interactions between SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. In April 2005, the SEC amended Regulation S-X to amend the date for compliance with SFAS 123R so that each registrant (that is not a small business issuer) will be required to prepare financial statements in accordance with SFAS 123R beginning with the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. The company is currently evaluating the requirements of SFAS 123R and SAB 107 to determine the fair value method to measure compensation expense, the appropriate assumptions to include in the fair value model and the transition method to use upon adoption. The company expects that the adoption of SFAS 123R and related FASB Staff Positions (“FSP”) for its first quarter 2006 reporting will have a material impact on its results of operations and earnings per share.

3.	INVENTORIES

Inventories consist of the following:
	September 30 2005	December 31 2004
Work in process	$144.0	$146.6
Finished goods	323.3	318.3
Inventories	$467.3	$464.9

4.	AGGREGATE WARRANTY LIABILITY

Changes in the company’s aggregate warranty liability, which includes both warranty and extended warranty (deferred revenue), are presented below.

	Nine Months Ended September 30

	2005	2004
Balance at January 1	$176.8	$172.7
Accruals for warranties issued	173.2	158.1
Accruals related to pre-existing warranties (including
amortization of deferred revenue for extended warranties
and changes in estimates)	(38.9)	(46.8)
Settlements made (in cash or in kind)	(127.6)	(121.6)
Balance at September 30	$183.5	$162.4

Both warranty and the short-term portion of extended warranty are included on the accrued liabilities line in the Consolidated Condensed Statements of Financial Position. The long-term portion of extended warranty is included on the other liabilities line in the Consolidated Condensed Statements of Financial Position.

5.	INCOME TAXES

During the third quarter of 2005, the company reduced its expected annual effective tax rate to 25.6% principally due to the anticipated geographic allocation of the company’s worldwide profits. As a result of this reduction in the effective tax rate, the income tax provision was reduced by approximately $5 million, resulting in an effective tax rate of 19.8% for the third quarter of 2005 compared to 16.8% in 2004. The $5 million benefit is based on the reduced expected annual effective tax rate compared to the previously expected tax rate applied to the company’s earnings for the first two quarters of 2005. The effective tax rate of 16.8% for the third quarter of 2004 included a $20 million tax benefit due to the settlement of all outstanding issues with the Internal Revenue Service on audits for the years 1997-2001.

During the nine months ended September 30, 2005, several one-time items impacted the company’s effective tax rate. Due to the retroactive extension of a favorable non-United States tax rate, the income tax provision was reduced by $3.1 million during the first quarter. The implementation of the Domestic Reinvestment Plan under the American Jobs Creation Act of 2004 resulted in a tax charge of approximately $53.2 million during the second quarter. Due to a reduction in the expected annual effective tax rate, the income tax provision was reduced by $5 million during the third quarter. The $5 million benefit is based on the reduced expected annual effective tax rate compared to the previously expected tax rate applied to the company’s earnings for the first two quarters of 2005. The net impact of these tax related items resulted in an effective tax rate of 37.1% for the nine months ended September 30, 2005, compared to 23.8% in 2004 which included the $20 million tax benefit noted above. Excluding these tax related items in 2005 and 2004, the effective tax rate was 25.6% and 27.5% for the nine months ended September 30, 2005 and 2004, respectively.

6.	STOCKHOLDERS’ EQUITY

In July 2005, the company received authorization from the board of directors to repurchase an additional $500 million of its Class A common stock for a total repurchase authority of $2.9 billion. As of September 30, 2005, there was approximately $0.5 billion of share repurchase authority remaining. This repurchase authority allows the company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During the third quarter of 2005, the company repurchased approximately 4.4 million shares at an average price of $62.85 per share for a total cost of approximately $275 million. During the first nine months of 2005, the company repurchased approximately 12.6 million shares at an average price of $68.83 per share for a total cost of approximately $870 million. As of September 30, 2005, there were $6 million of treasury stock repurchases accrued but unpaid. As of September 30, 2005, since the inception of the program, the company had repurchased approximately 50.6 million shares for an aggregate cost of approximately $2.4 billion.

7.	OTHER COMPREHENSIVE EARNINGS (LOSS)

Comprehensive earnings, net of taxes, consist of the following:

	Three Months Ended September 30		Nine Months Ended September 30

	2005	2004	2005	2004
Net earnings	$70.2	$156.1	$274.0	$413.7
Other comprehensive earnings (loss):
Foreign currency translation adjustment	(0.8)	2.1	(19.9)	(0.8)
Cash flow hedging, net of reclassifications	(0.8)	(4.9)	36.6	24.3
Minimum pension liability adjustment	-	-	0.8	(0.8)
Net unrealized gain (loss) on marketable
securities	0.1	(0.1)	(0.1)	(0.1)
Comprehensive earnings	$68.7	$153.2	$291.4	$436.3

Accumulated other comprehensive loss consists of the following:

	Translation Adjustment	Cash Flow Hedges	Minimum Pension Liability	Net Unrealized Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive Loss
Balance, 12/31/04	$4.1	$(28.8)	$(139.8)	$(0.8)	$(165.3)
1st Qtr 2005 change	(7.8)	19.9	0.4	(0.6)	11.9
Balance, 3/31/05	(3.7)	(8.9)	(139.4)	(1.4)	(153.4)
2nd Qtr 2005 change	(11.3)	17.5	0.4	0.4	7.0
Balance, 6/30/05	(15.0)	8.6	(139.0)	(1.0)	(146.4)
3rd Qtr 2005 change	(0.8)	(0.8)	-	0.1	(1.5)
Balance, 9/30/05	$(15.8)	$7.8	$(139.0)	$(0.9)	$(147.9)

8.	EARNINGS PER SHARE (“EPS”)

      The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations:

	Three Months Ended September 30		Nine Months Ended September 30

	2005	2004	2005	2004
Numerator:
Net earnings	$70.2	$156.1	$274.0	$413.7
Denominator:
Weighted average shares used to
compute basic EPS	118.6	129.8	123.1	129.9
Effect of dilutive securities
Stock options	1.2	3.2	1.6	3.5
Weighted average shares used to
compute diluted EPS	119.8	133.0	124.7	133.4
Basic net EPS	$0.59	$1.20	$2.23	$3.18
Diluted net EPS	$0.59	$1.17	$2.20	$3.10

Options to purchase an additional 6.0 million and 1.4 million shares of Class A common stock for the three month periods and 3.3 million and 1.3 million shares for the nine month periods ended September 30, 2005 and 2004, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been antidilutive.

9.	EMPLOYEE PENSION AND POSTRETIREMENT PLANS

The components of the net periodic benefit cost for both the pension and postretirement plans for the three and nine month periods ended Septermber 30, 2005 and 2004, were as follows:

	Three Months Ended September 30		Nine Months Ended September 30

Pension Benefits:	2005	2004	2005	2004
Service cost	$4.2	$3.7	$12.7	$11.1
Interest cost	10.7	10.4	31.4	30.9
Expected return on plan assets	(13.0)	(13.2)	(38.4)	(39.1)
Amortization of prior service (benefit) cost	(0.2)	(0.6)	(0.9)	(1.8)
Amortization of net loss	4.3	2.7	12.3	7.3
Special termination benefit	3.2	-	3.2	-
Net periodic benefit cost	$9.2	$3.0	$20.3	$8.4

	Three Months Ended September 30		Nine Months Ended September 30

Other Postretirement Benefits:	2005	2004	2005	2004
Service cost	$0.5	$0.5	$1.4	$1.5
Interest cost	0.8	0.9	2.3	2.5
Amortization of prior service (benefit) cost	(0.5)	(0.1)	(1.4)	(0.2)
Amortization of net loss	0.2	-	0.7	0.1
Special termination benefit	0.1	-	0.1	-
Net periodic benefit cost	$1.1	$1.3	$3.1	$3.9

Special termination benefit costs recognized in the third quarter were related to the workforce reduction plan. See footnote 12 for further discussion. The company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute approximately $6 million to its pension and postretirement plans in 2005. As of September 30, 2005, approximately $5 million of contributions have been made. The company presently anticipates contributing an additional $1 million during the remainder of 2005, for a total of $6 million.

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

The following table includes information about the company’s reportable segments:

	Three Months Ended September 30		Nine Months Ended September 30

	2005	2004	2005	2004
Revenue:
Business	$646.7	$676.0	$2,081.7	$2,031.7
Consumer	568.8	590.2	1,774.5	1,738.2
All Other	-	-	-	-
Total revenue	$1,215.5	$1,266.2	$3,856.2	$3,769.9

Operating income (loss):
Business	$138.7	$184.0	$503.5	$546.0
Consumer	30.9	86.5	188.8	247.6
All Other	(86.9)	(86.2)	(272.4)	(258.3)
Total operating income (loss)	$82.7	$184.3	$419.9	$535.3

Operating income (loss) noted above includes $5.0 million, $2.6 million and $1.3 million in the Business, Consumer and All Other reporting segments, respectively, for one-time termination benefit charges for the three and nine months ended September 30, 2005.  See footnote 12 for further discussion.

11.	CONTINGENCY

Certain countries (primarily in Europe) and/or collecting societies representing copyright owners’ interests have commenced proceedings to impose fees on devices (such as scanners, printers and multifunction devices) alleging the copyright owners are entitled to compensation because these devices enable reproducing copyrighted content. Other countries are also considering imposing fees on certain devices. The amount of fees, if imposed, would depend on the number of products sold and the amounts of the fee on each product, which will vary by product and by country. The company has accrued amounts that it believes are adequate to address the currently pending copyright fee proceedings. The financial impact on the company, which will depend in large part upon the outcome of local legislative processes, the company’s and other industry participants’ outcome in contesting the fees and the company’s ability to mitigate that impact by increasing prices, which ability will depend upon competitive market conditions, remains uncertain.

12.	WORKFORCE REDUCTION

In order to optimize the company’s expense structure, the company approved a plan during the third quarter of 2005 that would reduce its workforce by approximately 275 employees worldwide from various business functions and job classes. A majority of the affected employees exited during the third quarter of 2005 and the separation of the remainder of the affected employees is expected to be completed through the first half of 2006.

For the three and nine months ended September 30, 2005, the company incurred one-time termination benefit charges of $8.9 million ($6.6 million after tax) related to the plan that is included on the selling, general and administrative line in the operating expense section of the company’s Consolidated Condensed Statements of Earnings. The company expects to incur additional one-time termination benefit charges of approximately $3 million to $10 million for the remainder of the plan for total expected one-time termination benefit charges related to the plan of $12 million to $19 million.

The following table presents a rollforward of the liability incurred for one-time termination benefit charges in connection with the plan. The liability is included on the accrued liabilities line in the company’s Consolidated Condensed Statements of Financial Position.

Balance at January 1, 2005	$-
Costs incurred	8.9
Payments	(4.3)
Balance at September 30, 2005	$4.6

For the three and nine months ended September 30, 2005, the company incurred one-time termination benefit charges of $5.0 million in its Business segment, $2.6 million in its Consumer segment and $1.3 million in its All Other segment. The company expects to incur total one-time termination benefit charges related to the plan of approximately $7 million to $9 million in its Business segment, a total of approximately $2 million to $4 million in its Consumer segment and a total of approximately $3 to $6 million in its All Other segment.

13.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized in the financial statements based on their fair value beginning with the first interim or annual reporting period that begins after June 15, 2005. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC Staff's interpretation of SFAS 123R and provides the Staff's views regarding interactions between SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. In April 2005, the SEC amended Regulation S-X to amend the date for compliance with SFAS 123R so that each registrant (that is not a small business issuer) will be required to prepare financial statements in accordance with SFAS 123R beginning with the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. The company is currently evaluating the requirements of SFAS 123R and SAB 107 to determine the fair value method to measure compensation expense, the appropriate assumptions to include in the fair value model and the transition method to use upon adoption. The company expects that the adoption of SFAS 123R and related FSP’s for its first quarter 2006 reporting will have a material impact on its results of operations and earnings per share.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by this Interpretation are those for which an entity has a legal obligation to perform an asset retirement activity, however the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provisions of FIN 47 are effective no later than the end of fiscal years ending after December 15, 2005, although early adoption is encouraged. The company is currently evaluating the provisions of this standard.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements.  SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2005, the FASB issued FASB Staff Position ("FSP") No. FAS 143-1, Accounting for Electronic Equipment Waste Obligations (“FSP 143-1”). FSP 143-1 clarifies the accounting for obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “Directive”) adopted by the European Union (“EU”). The Directive requires producers of electrical and electronic goods, including computers and printers, to be financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for enacting and implementing the Directive by individual EU governments was August 13, 2004 (such legislation, together with the Directive, the “WEEE Legislation”), although extensions were granted to some countries. Producers are to be financially responsible under the WEEE Legislation beginning in August 2005. The provisions of FSP 143-1 are effective for the later of the first reporting period ending after June 8, 2005, or the date of the adoption of the law by the applicable EU-member country. The adoption of FSP 143-1 did not have a material impact on the company’s financial position, results of operations and cash flows.

In September 2005, the FASB reached a final consensus on Emerging Issues Task Force ("EITF")  Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (“EITF 04-13”). EITF 04-13 concludes that two or more legally separate exchange transactions with the same counterparty should be combined and considered as a single arrangement for purposes of applying APB Opinion No. 29, Accounting for Nonmonetary Transactions, when the transactions were entered into “in contemplation” of one another. The consensus contains several indicators to be considered in assessing whether two transactions are entered into in contemplation of one another. If, based on consideration of the indicators and the substance of the arrangement, two transactions are combined and considered a single arrangement, an exchange of finished goods inventory for either raw material or work-in-process should be accounted for at fair value. The provisions of EITF 04-13 should be applied to transactions completed in reporting periods beginning after March 15, 2006.

In October 2005, the FASB issued FSP No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period (“FSP 13-1”). FSP 13-1 was issued to address the accounting for rental costs associated with ground or building operating leases that are incurred during a construction period. FSP 13-1 concludes that these rental costs shall be recognized as rental expense and included in income from continuing operations. The guidance in FSP 13-1 shall be applied to the first reporting period beginning after December 15, 2005. The company is currently evaluating the provisions of FSP 13-1.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

OVERVIEW

Since its inception in 1991, Lexmark International, Inc. (“Lexmark” or the “company”) has become a leading developer, manufacturer and supplier of printing and imaging solutions for offices and homes. The company’s products include laser printers, inkjet printers, multifunction devices, associated supplies, services and solutions. The company also sells dot matrix printers for printing single and multi-part forms by business users and develops, manufactures and markets a broad line of other office imaging products. The principal customers for the company’s products are dealers, retailers and distributors worldwide. The company is primarily managed along business and consumer market segments.

RESULTS OF OPERATIONS

Summary

Market conditions continued to be challenging during the third quarter as a result of more aggressive pricing and promotional activities, and soft demand. During the quarter, in the consumer market segment, the company saw a continuation of aggressive price competition and promotional activities, and softer than expected demand for hardware and supplies. In the business market segment, the company saw a continuation of weakness in large account demand, aggressive price competition, a mix shift to low-end laser printers and softer than expected demand for supplies.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto. The following table summarizes the results of Lexmark’s operations for the three and nine months ended September 30, 2005 and 2004:

	Three months ended September 30				Nine months ended September 30

	2005		2004		2005		2004
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev
Revenue	$1,215.5	100.0%	$1,266.2	100.0%	$3,856.2	100.0%	$3,769.9	100.0%
Gross profit	357.3	29.4%	446.3	35.2%	1,248.9	32.4%	1,297.4	34.4%
Operating expense	274.6	22.6%	262.0	20.7%	829.0	21.5%	762.1	20.2%
Operating income	82.7	6.8%	184.3	14.6%	419.9	10.9%	535.3	14.2%
Net earnings	70.2	5.8%	156.1	12.3%	274.0	7.1%	413.7	11.0%

For the three months ended September 30, 2005, net earnings were $70 million compared to $156 million for the same period in 2004. The decrease in net earnings was principally due to lower operating income as a result of decreased gross profits.

For the nine months ended September 30, 2005, net earnings were $274 million compared to $414 million for the same period in 2004. The decrease in net earnings was principally due to lower operating income as a result of increased operating expenses (which increased $67 million year to year) and the tax charges listed below.

Net earnings for the three months ended September 30, 2005, included one-time termination benefit charges of $9 million ($7 million after tax) from the previously announced workforce reduction and a $5 million benefit from a reduction in the company’s expected annual effective tax rate to 25.6% principally due to the anticipated geographic allocation of the company’s worldwide profits. The $5 million benefit is based on the reduced expected annual effective tax rate compared to the previously expected tax rate applied to the company’s earnings for the first two quarters of 2005. Results for the third quarter of 2004 included a $20 million tax benefit due to the settlement of all outstanding issues with the Internal Revenue Service on audits for the years 1997-2001.

Net earnings for the nine months ended September 30, 2005, included increased net tax costs of $53 million resulting from the board approval to repatriate $684 million of foreign dividends during 2005 under the American Jobs Creation Act of 2004, partially offset by a $3 million benefit from the retroactive extension of a favorable non-United States (“non-U.S.”) tax rate during the first quarter of 2005 and a $5 million benefit from the reduced expected annual effective tax rate as discussed above in the third quarter. Additionally, as discussed above, net earnings for the nine months ended September 30, 2005, also included $9 million ($7 million net of tax) of one-time termination benefit charges in the third quarter. Results for the nine months ended September 30, 2004, included a $20 million tax benefit as discussed above.

Revenue

Consolidated revenue decreased 4% for the third quarter of 2005 compared to the same period in 2004 due to lower laser and inkjet printer revenue that was down 10% compared to the prior year due to more aggressive pricing and promotion activities.  Laser and inkjet supplies revenue increased 1% compared to the prior year.

Consolidated revenue increased 2% for the nine months ended September 30, 2005, compared to the same period in 2004. Laser and inkjet supplies revenue increased 7% compared to the prior year partially offset by lower laser and inkjet printer revenue that was down 3% compared to the prior year due to more aggressive pricing and promotion activities.

The following tables provide a breakdown of the company’s revenue by market segment and geography.

Revenue by market segment:

	Three Months Ended September 30			Nine Months Ended September 30

(Dollars in millions)	2005	2004	% Change	2005	2004	% Change
Business	$646.7	$676.0	-4%	$2,081.7	$2,031.7	2%
Consumer	568.8	590.2	-4%	1,774.5	1,738.2	2%
Total revenue	$1,215.5	$1,266.2	-4%	$3,856.2	$3,769.9	2%

For the three months ended September 30, 2005, revenue in the business market segment decreased $29 million or 4% over the same period in 2004. This decrease was principally due to decreased hardware revenue attributable to more aggressive pricing. For the nine months ended September 30, 2005, revenue in the business market segment increased $50 million or 2% over the same period in 2004. This increase was principally due to supplies sales growth.

For the three months ended September 30, 2005, revenue in the consumer market segment decreased $21 million or 4% over the same period in 2004. This decrease was principally due to decreased hardware revenue attributable to more aggressive pricing and promotion activities.  For the nine months ended September 30, 2005, revenue in the consumer market segment increased $36 million or 2% over the same period in 2004. This increase was principally due to supplies sales growth.

Revenue by geography:

	Three Months Ended September 30			Nine Months Ended September 30

(Dollars in millions)	2005	2004	% Change	2005	2004	% Change
United States	$572.3	$604.8	-5%	$1,764.7	$1,715.1	3%
Europe	397.4	426.6	-7%	1,360.3	1,359.4	0%
Other International	245.8	234.8	5%	731.2	695.4	5%
Total revenue	$1,215.5	$1,266.2	-4%	$3,856.2	$3,769.9	2%

For the three months ended September 30, 2005, revenue decreased in the United States (“U.S.”) and Europe geographies due to the previously mentioned aggressive pricing and promotion activities partially offset by the increase in the Other International geographies when compared to the same period in 2004.  For the nine months ended September 30, 2005, revenue increased in the U.S. and Other International geographies compared to the same period in 2004 principally due to supplies growth.

Gross Profit

The following table provides gross profit information:

	Three Months Ended September 30			Nine Months Ended September 30

(Dollars in millions)	2005	2004	% Change	2005	2004	% Change
Gross profit:
Dollars	$357.3	$446.3	-20%	$1,248.9	$1,297.4	-4%
% of revenue	29.4%	35.2%	(5.8) pts	32.4%	34.4%	(2.0) pts

For the three months ended September 30, 2005, the gross profit margin decreased 5.8 percentage points over the same period in 2004. The decrease in the gross profit margin was principally due to lower product margins which decreased 8.2 percentage points which was mostly hardware driven, partially offset by a 2.4 percentage point positive mix shift among products.

For the nine months ended September 30, 2005, the gross profit margin decreased 2.0 percentage points over the same period in 2004. The decrease in the gross profit margin was principally due to lower product margins which decreased 4.1 percentage points which was mostly hardware driven, partially offset by a 2.1 percentage point positive mix shift among products.

During the third quarter, the company continued efforts begun in 2002 to execute supplier managed inventory (SMI) agreements with its primary suppliers to improve the efficiency of the supply chain. In instances where a non-cancellable commitment is made to purchase product at a cost greater than the expected sales price, the company’s accounting policy is to recognize a liability and related expense for future losses. During the third quarter, Lexmark entered into new SMI agreements with certain suppliers. Had the company not entered into these new agreements, the company would have recognized additional expense of $35 million ($26 million after tax) in the third quarter.

Operating Expense

The following table presents information regarding the company’s operating expenses during the periods indicated:

	Three months ended September 30				Nine months ended September 30

	2005		2004		2005		2004
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev
Operating expense:
Research and development	$86.9	7.1%	$78.3	6.2%	$252.5	6.5%	$227.0	6.0%
Selling, general & administrative	187.7	15.5%	183.7	14.5%	576.5	15.0%	535.1	14.2%
Total operating expense	$274.6	22.6%	$262.0	20.7%	$829.0	21.5%	$762.1	20.2%

For the three and nine months ended September 30, 2005, operating expense increased $13 million and $67 million or 5% and 9%, respectively, compared to the same periods in 2004 as the company continued its strategic investments in research and development and increased selling, general and administrative expenses for the first nine months of 2005 compared to the same period in 2004.

Selling, general and administrative expenses for the three and nine months ended September 30, 2005, included one-time termination benefit charges of $9 million ($7 million after tax) related to the previously announced workforce reduction. The company expects to incur additional one-time termination benefit charges of approximately $3 million to $10 million for the remainder of the plan for total expected one-time termination benefit charges related to the plan of $12 million to $19 million.

Operating Income (Loss)

The following table provides operating income (loss) by market segment:

	Three Months Ended September 30			Nine Months Ended September 30

(Dollars in millions)	2005	2004	% Change	2005	2004	% Change
Operating income (loss):
Business	$138.7	$184.0	-25%	$503.5	$546.0	-8%
Consumer	30.9	86.5	-64%	188.8	247.6	-24%
Other	(86.9)	(86.2)	-1%	(272.4)	(258.3)	-5%
Total operating income (loss)	$82.7	$184.3	-55%	$419.9	$535.3	-22%

For the three months ended September 30, 2005, the decrease in the consolidated operating income was due to an $89 million decrease in gross profit and a $13 million increase in operating expense compared to the same period in 2004. For the nine months ended September 30, 2005, the decrease in the consolidated operating income was due to a $48 million decrease in gross profit and a $67 million increase in operating expense compared to the same period in 2004.

For the three and nine months ended September 30, 2005, the company incurred one-time termination benefit charges of $5 million in its Business segment, $3 million in its Consumer segment and $1 million in its All Other segment. The company expects to incur total one-time termination benefit charges related to the plan of approximately $7 million to $9 million in its Business segment, a total of approximately $2 million to $4 million in its Consumer segment and a total of approximately $3 to $6 million in its All Other segment.

Operating income for the business and consumer market segments decreased $45 million and $56 million, respectively, for the three months ended September 30, 2005, compared to the same period in 2004 primarily due to lower gross profit. Operating income for the business market segment decreased $43 million for the nine months ended September 30, 2005, compared to the same period in 2004 principally due to higher operating expenses. Operating income for the consumer market segment decreased $59 million for the nine months ended September 30, 2005, compared to the same period in 2004 principally due to lower gross profit.

Interest and Other

	Three Months Ended September 30			Nine Months Ended September 30

(Dollars in millions)	2005	2004	% Change	2005	2004	% Change
Interest & other (income) expense
Interest (income) expense, net	$(7.0)	$(4.1)		$(20.9)	$(8.7)
Other expense (income), net	2.2	0.6		5.4	0.9
Total interest and other
(income) expense, net	$(4.8)	$(3.5)	37%	$(15.5)	$(7.8)	99%

For the three and nine months ended September 30, 2005, total interest and other (income) expense was net income of $5 million and $16 million, respectively, compared to $3 million and $8 million, respectively, for the same periods in 2004. These increases were principally due to additional interest income due to higher interest rates in 2005 compared to 2004.

Provision for Income Taxes

During the third quarter of 2005, the company reduced its expected annual effective tax rate to 25.6% principally due to the anticipated geographic allocation of the company’s worldwide profits. As a result of this reduction in the effective tax rate, the income tax provision was reduced by approximately $5 million, resulting in an effective tax rate of 19.8% for the third quarter of 2005 compared to 16.8% in 2004. The $5 million benefit is based on the reduced expected annual effective tax rate compared to the previously expected tax rate applied to the company’s earnings for the first two quarters of 2005. The effective tax rate of 16.8% for the third quarter of 2004 included a $20 million tax benefit due to the settlement of all outstanding issues with the Internal Revenue Service on audits for the years 1997-2001.

During the nine months ended September 30, 2005, several one-time items impacted the company’s effective tax rate. Due to the retroactive extension of a favorable non-U.S. tax rate, the income tax provision was reduced by $3 million during the first quarter. The implementation of the Domestic Reinvestment Plan under the American Jobs Creation Act of 2004 resulted in a tax charge of approximately $53 million during the second quarter. The income tax provision was reduced by $5 million during the third quarter for the reduction in the expected annual effective tax rate discussed above. The net impact of these tax related items resulted in an effective tax rate of 37.1% for the nine months ended September 30, 2005, compared to 23.8% in 2004 that included the $20 million tax benefit noted above. Excluding these tax related items in 2005 and 2004, the effective tax rate was 25.6% and 27.5% for the nine months ended September 30, 2005 and 2004, respectively.

Net Earnings

For the three months ended September 30, 2005, net earnings were $70 million compared to $156 million for the same period in 2004. The decrease in net earnings was principally due to lower operating income as a result of decreased gross profits.

For the nine months ended September 30, 2005, net earnings were $274 million compared to $414 million for the same period in 2004. The decrease in net earnings was principally due to lower operating income as a result of increased operating expenses (which increased $67 million year to year) and the tax charges listed below.

Net earnings for the three months ended September 30, 2005, included one-time termination benefit charges of $9 million ($7 million after tax) from the previously announced workforce reduction and a $5 million benefit from a reduction in the company’s expected annual effective tax rate to 25.6% principally due to the anticipated geographic allocation of the company’s worldwide profits. The $5 million benefit is based on the reduced expected annual effective tax rate compared to the previously expected tax rate applied to the company’s earnings for the first two quarters of 2005. Results for the third quarter of 2004 included a $20 million tax benefit due to the settlement of all outstanding issues with the Internal Revenue Service on audits for the years 1997-2001.

Net earnings for the nine months ended September 30, 2005, included increased net tax costs of $53 million resulting from the board approval to repatriate $684 million of foreign dividends during 2005 under the American Jobs Creation Act of 2004, partially offset by a $3 million benefit from the retroactive extension of a favorable non-U.S. tax rate during the first quarter of 2005 and a $5 million benefit from the reduced expected annual effective tax rate as discussed above in the third quarter. Additionally, as discussed above, net earnings for the nine months ended September 30, 2005, also included $9 million ($7 million net of tax) of one-time termination benefit charges in the third quarter. Results for the nine months ended September 30, 2004, included a $20 million tax benefit as discussed above.

Earnings Per Share

Basic net earnings per share were $.59 and $2.23, for the three and nine months ended September 30, 2005, respectively, compared to $1.20 and $3.18, respectively, for the same periods in 2004. Diluted net earnings per share were $.59 and $2.20, for the three and nine months ended September 30, 2005, respectively, compared to $1.17 and $3.10, respectively, for the same periods in 2004. Both basic and diluted net earnings per share in 2004 included a $0.15 tax benefit as discussed above.

Both basic and diluted net earnings per share for the three months ended September 30, 2005, included a $0.04 per share benefit from the reduced expected annual effective tax rate for the first two quarters of 2005 and a $0.05 per share charge for one-time termination benefit charges from the previously announced workforce reduction. Excluding these items, the decreases in basic and diluted net earnings per share were primarily attributable to decreased net earnings partially offset by the decrease in the average number of shares outstanding due to the company’s stock repurchases.

In addition to the items noted above in the third quarter of 2005, both basic and diluted net earnings per share for the nine months ended September 30, 2005, also included $0.40 per share net tax cost primarily related to the previously mentioned approval to repatriate foreign dividends in the second quarter partially offset by a benefit from the retroactive extension of a favorable non-U.S. tax rate in the first quarter of 2005. Excluding these items, the decreases in basic and diluted net earnings per share were primarily attributable to decreased net earnings partially offset by the decrease in the average number of shares outstanding due to the company’s stock repurchases.

FINANCIAL CONDITION

Lexmark’s financial position remains strong at September 30, 2005, with net working capital of $1,003 million compared to $1,533 million at December 31, 2004. At September 30, 2005, the company had outstanding $149.6 million of long-term debt and no short-term debt. The debt to total capital ratio was 9% at September 30, 2005, and 7% at December 31, 2004. The company had no amounts outstanding under its U.S. trade receivables financing program or its revolving credit facility at September 30, 2005.

The following table summarizes the results of the company’s Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2005 and 2004:

	Nine Months Ended September 30

	2005	2004
Net cash flow provided by (used for):
Operating activities	$354.1	$491.2
Investing activities	206.5	(624.8)
Financing activities	(832.9)	(76.5)
Effect of exchange rate changes on cash	(1.9)	(0.2)
Net decrease in cash and cash equivalents	$(274.2)	$(210.3)

The company’s primary source of liquidity has been cash generated by operations that totaled $354 million and $491 million for the nine months ended September 30, 2005 and 2004, respectively. Cash from operations for the past few years has been sufficient to allow the company to fund its working capital needs and finance its capital expenditures during these periods along with the repurchase of approximately $870 million of its Class A common stock during the nine months ended September 30, 2005. As of September 30, 2005, there were $6 million of treasury stock repurchases accrued but unpaid. The company repurchased $142 million of its Class A common stock during the same period in 2004. Management believes that cash provided by operations will continue to be sufficient to meet operating and capital needs. However, in the event that cash from operations is not sufficient, the company has other potential sources of cash through utilization of its receivables financing program, revolving credit facility or other financing sources.

Operating activities:

The decrease in cash flows from operating activities from 2004 to 2005 was primarily due to decreased net earnings while favorable cash flow changes in trade receivables, inventories and other assets and liabilities accounts offset unfavorable changes in accounts payables and accrued liabilities.

Investing activities:

Changes in investments in marketable securities resulted in a net cash provided of $360 million for the nine months ended September 30, 2005, compared to a net use of cash of $505 million during the same period in 2004. For the nine months ended September 30, 2005 and 2004, the company spent $153 million and $120 million, respectively, on capital expenditures. The capital expenditures for 2005 principally related to infrastructure support, manufacturing capacity expansion and new product development. It is anticipated that total capital expenditures for 2005 will be approximately $200 million and are expected to be funded through cash from operations.

Financing activities:

The fluctuations in the net cash flows from financing activities were principally due to treasury stock activity. The company repurchased $870 million and $142 million of treasury stock during the nine months ended September 30, 2005 and 2004, respectively. At September 30, 2005, there were $6 million of treasury stock repurchases accrued but unpaid.

In July 2005, the company received authorization from the board of directors to repurchase an additional $500 million of its Class A common stock for a total repurchase authority of $2.9 billion. As of September 30, 2005, there was approximately $0.5 billion of share repurchase authority remaining. This repurchase authority allows the company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During the third quarter of 2005, the company repurchased approximately 4.4 million shares at an average price of $62.85 per share for a total cost of approximately $275 million. During the first nine months of 2005, the company repurchased approximately 12.6 million shares at an average price of $68.83 per share for a  total cost of approximately $870 million. As of September 30, 2005, there were $6 million of treasury stock repurchases accrued but unpaid. As of September 30, 2005, since the inception of the program, the company had repurchased approximately 50.6 million shares for an aggregate cost of approximately $2.4 billion.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized in the financial statements based on their fair value beginning with the first interim or annual reporting period that begins after June 15, 2005. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC Staff's interpretation of SFAS 123R and provides the Staff's views regarding interactions between SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. In April 2005, the SEC amended Regulation S-X to amend the date for compliance with SFAS 123R so that each registrant (that is not a small business issuer) will be required to prepare financial statements in accordance with SFAS 123R beginning with the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. The company is currently evaluating the requirements of SFAS 123R and SAB 107 to determine the fair value method to measure compensation expense, the appropriate assumptions to include in the fair value model and the transition method to use upon adoption. The company expects that the adoption of SFAS 123R and related FSP’s for its first quarter 2006 reporting will have a material impact on its results of operations and earnings per share.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by this Interpretation are those for which an entity has a legal obligation to perform an asset retirement activity, however the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provisions of FIN 47 are effective no later than the end of fiscal years ending after December 15, 2005, although early adoption is encouraged. The company is currently evaluating the provisions of this standard.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements.  SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2005, the FASB issued FASB Staff Position ("FSP") No. FAS 143-1, Accounting for Electronic Equipment Waste Obligations (“FSP 143-1”). FSP 143-1 clarifies the accounting for obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “Directive”) adopted by the European Union (“EU”). The Directive requires producers of electrical and electronic goods, including computers and printers, to be financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for enacting and implementing the Directive by individual EU governments was August 13, 2004 (such legislation, together with the Directive, the “WEEE Legislation”), although extensions were granted to some countries. Producers are to be financially responsible under the WEEE Legislation beginning in August 2005. The provisions of FSP 143-1 are effective for the later of the first reporting period ending after June 8, 2005, or the date of the adoption of the law by the applicable EU-member country. The adoption of FSP 143-1 did not have a material impact on the company’s financial position, results of operations and cash flows.

In September 2005, the FASB reached a final consensus on Emerging Issues Task Force ("EITF")  Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (“EITF 04-13”). EITF 04-13 concludes that two or more legally separate exchange transactions with the same counterparty should be combined and considered as a single arrangement for purposes of applying APB Opinion No. 29, Accounting for Nonmonetary Transactions, when the transactions were entered into “in contemplation” of one another. The consensus contains several indicators to be considered in assessing whether two transactions are entered into in contemplation of one another. If, based on consideration of the indicators and the substance of the arrangement, two transactions are combined and considered a single arrangement, an exchange of finished goods inventory for either raw material or work-in-process should be accounted for at fair value. The provisions of EITF 04-13 should be applied to transactions completed in reporting periods beginning after March 15, 2006.

In October 2005, the FASB issued FSP No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period (“FSP 13-1”). FSP 13-1 was issued to address the accounting for rental costs associated with ground or building operating leases that are incurred during a construction period. FSP 13-1 concludes that these rental costs shall be recognized as rental expense and included in income from continuing operations. The guidance in FSP 13-1 shall be applied to the first reporting period beginning after December 15, 2005. The company is currently evaluating the provisions of FSP 13-1.

Factors That May Affect Future Results and Information Concerning Forward - Looking Statements

Statements contained in this report which are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects upon the company. There can be no assurance that future developments affecting the company will be those anticipated by management, and there are a number of factors that could adversely affect the company’s future operating results or cause the company’s actual results to differ materially from the estimates or expectations reflected in such forward-looking statements, including without limitation, the factors set forth below:

•	The company’s future operating results may be adversely affected if the consumption of its supplies by end users of its products is lower than expected.

•
The company’s performance depends in part upon its ability to successfully forecast the timing and extent of customer demand and manage worldwide distribution and inventory levels of the company and its resellers. Unexpected fluctuations in reseller inventory levels could disrupt ordering patterns and may adversely affect the company’s financial results. In addition, the financial failure or loss of a key customer or reseller could have a material adverse impact on the company’s financial results. The company must also be able to address production and supply constraints, including product disruptions caused by quality issues, and delays or disruptions in the supply of key components necessary for production, including without limitation component shortages due to increasing global demand in the company’s industry and other industries. Such delays, disruptions or shortages may result in lost revenue or in the company incurring additional costs to meet customer demand. The company’s future operating results and its ability to effectively grow or maintain its market share may be adversely affected if it is unable to address these issues on a timely basis.

•
The company and its major competitors, many of which have significantly greater financial, marketing and/or technological resources than the company, have regularly lowered prices on their products and are expected to continue to do so. In particular, both the inkjet and laser printer markets have experienced and are expected to continue to experience significant price pressure. Price reductions on inkjet or laser products or the inability to reduce costs, including warranty costs, to contain expenses or to increase or maintain sales as currently expected, as well as price protection measures or a shift in the mix of products sold, could result in lower profitability and jeopardize the company’s ability to grow or maintain its market share.

•
Unfavorable global economic conditions may adversely impact the company’s future operating results. The company continues to experience some weak markets for its products. Continued softness in certain markets and uncertainty about global economic conditions could result in lower demand for the company’s products, particularly supplies. Weakness in demand has resulted in intense price competition and may result in excessive inventory for the company and/or its reseller channel, which may adversely affect sales, pricing, risk of obsolescence and/or other elements of the company’s operating results.

•
The introduction of products by the company or its competitors, or delays in customer purchases of existing products in anticipation of new product introductions by the company or its competitors and market acceptance of new products and pricing programs, any disruption in the supply of new or existing products due to quality issues, the reaction of competitors to any such new products or programs, the life cycles of the company’s products, as well as delays in product development and manufacturing, and variations in cost, including but not limited to component parts, raw materials, commodities, energy, products, distributors, fuel and variations in supplier terms and conditions, may impact sales, may cause a buildup in the company’s inventories, make the transition from current products to new products difficult and could adversely affect the company’s future operating results. The competitive pressure to develop technology and products and to increase marketing expenditures also could cause significant changes in the level of the company’s operating expenses.

•
The company’s future operating results may be adversely affected if it is unable to continue to develop, manufacture and market products that are reliable, competitive, and meet customers’ needs. The markets for laser and inkjet products and associated supplies are aggressively competitive, especially with respect to pricing and the introduction of new technologies and products offering improved features and functionality. The impact of competitive activities on the sales volumes or revenue of the company, or the company’s inability to effectively deal with these competitive issues, could have a material adverse effect on the company’s ability to maintain or grow retail shelf space or market share and on its financial results.

•
The European Union has adopted the Waste Electrical and Electronic Equipment Directive (the “Directive”) which requires producers of electrical and electronic goods, including printing devices, to be financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for enacting and implementing the Directive by individual European Union governments was August 13, 2004 (such legislation, together with the Directive, the “WEEE Legislation”), although extensions were granted to some countries. Producers are to be financially responsible under the WEEE Legislation beginning in August 2005. Similar legislation may be enacted in the future in other jurisdictions as well. The impact of this legislation could adversely affect the company's operating results and profitability.

•
Certain countries (primarily in Europe) and/or collecting societies representing copyright owners’ interests have commenced proceedings to impose fees on devices (such as scanners, printers and multifunction devices) alleging the copyright owners are entitled to compensation because these devices enable reproducing copyrighted content. Other countries are also considering imposing fees on certain devices. The amount of fees, if imposed, would depend on the number of products sold and the amounts of the fee on each product, which will vary by product and by country. The financial impact on the company, which will depend in large part upon the outcome of local legislative processes, the company’s and other industry participants’ outcome in contesting the fees and the company’s ability to mitigate that impact by increasing prices, which ability will depend upon competitive market conditions, remains uncertain. The outcome of the copyright fee issue could adversely affect the company’s operating results and business.

•
Although the company is currently the exclusive supplier of new cartridges for its laser and inkjet products, there can be no assurance that other companies will not develop new compatible cartridges for the company’s products. In addition, refill and remanufactured alternatives for some of the company’s cartridges are available and compete with the company’s supplies business. The company expects competitive refill and remanufacturing activity to increase. Various legal challenges and governmental activities may intensify competition for the company’s aftermarket supplies business.

•
Revenue derived from international sales make up about half of the company’s revenue. Accordingly, the company’s future results could be adversely affected by a variety of factors, including changes in a specific country’s or region’s political or economic conditions, foreign currency exchange rate fluctuations, trade protection measures and unexpected changes in regulatory requirements. In addition, changes in tax laws and the ability to repatriate cash accumulated outside the U.S. in a tax efficient manner may adversely affect the company’s financial results, investment flexibility and operations. Moreover, margins on international sales tend to be lower than those on domestic sales, and the company believes that international operations in new geographic markets will be less profitable than operations in the U.S. and European markets, in part, because of the higher investment levels for marketing, selling and distribution required to enter these markets.

•
The company relies in large part on its international production facilities and international manufacturing partners, many of which are located in China, for the manufacture of its products and key components of its products. China’s recently announced revaluation of its currency to no longer peg its currency to the U.S. dollar may have an adverse impact on the company’s cost of goods acquired from China, and could have a material adverse impact on the company’s financial results. Future operating results may also be adversely affected by several other factors, including, without limitation, if the company’s international operations or manufacturing partners are unable to perform or supply products reliably, if there are disruptions in international trade, disruptions at important geographic points of exit and entry, if there are difficulties in transitioning such manufacturing activities among the company, its international operations and/or its manufacturing partners, or if there arise production and supply constraints which result in additional costs to the company. The financial failure or loss of a key supplier could result in a material adverse impact on the company’s financial results.

•
The company markets and sells its products through several sales channels. The company has also advanced a strategy of forming alliances and OEM arrangements with many companies. The company’s future operating results may be adversely affected by any conflicts that might arise between or among its various sales channels, the volume reduction in or loss of any alliance or OEM arrangement or the loss of retail shelf space. Aggressive pricing on laser and inkjet products and/or associated supplies from customers and resellers, including, without limitation, OEM customers, could result in a material adverse impact on the company’s strategy and financial results.

•
The company’s effective tax rate could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates. In addition, the amount of income tax the company pays is subject to ongoing audits in various jurisdictions. A material assessment by a taxing authority or a decision to repatriate foreign cash could adversely affect the company’s profitability.

•
The entrance of additional competitors that are focused on printing solutions could further intensify competition in the inkjet and laser printer markets and could have a material adverse impact on the company’s strategy and financial results.

•
The company’s inability to perform satisfactorily under service contracts for managed print services and other customer services may result in the loss of customers, loss of reputation and/or financial consequences that may have a material adverse impact on the company’s financial results and strategy.

•
The company’s success depends in part on its ability to obtain patents, copyrights and trademarks, maintain trade secret protection and operate without infringing the proprietary rights of others. Current or future claims of intellectual property infringement could prevent the company from obtaining technology of others and could otherwise materially and adversely affect its operating results or business, as could expenses incurred by the company in obtaining intellectual property rights, enforcing its intellectual property rights against others or defending against claims that the company’s products infringe the intellectual property rights of others.

•
The company depends on its information technology systems for the development, manufacture, distribution, marketing, sales and support of its products and services. Any failure in such systems, or the systems of a partner or supplier, may adversely affect the company’s operating results. Furthermore, because vast quantities of the company’s products flow through only a few distribution centers to provide product to various geographic regions, the failure of information technology systems or any other disruption affecting those product distribution centers could have a material adverse impact on the company’s ability to deliver product and on the company’s financial results.

•
Terrorist attacks and the potential for future terrorist attacks have created many political and economic uncertainties, some of which may affect the company’s future operating results. Future terrorist attacks, the national and international responses to such attacks, and other acts of war or hostility may affect the company’s facilities, employees, suppliers, customers, transportation networks and supply chains, or may affect the company in ways that are not capable of being predicted presently.

•
Factors unrelated to the company’s operating performance, including the financial failure or loss of significant customers, resellers, manufacturing partners or suppliers; the outcome of pending and future litigation or governmental proceedings; and the ability to retain and attract key personnel, could also adversely affect the company’s operating results. In addition, the company’s stock price, like that of other technology companies, can be volatile. Trading activity in the company’s common stock, particularly the trading of large blocks and intraday trading in the company’s common stock, may affect the company’s common stock price.

While the company reassesses material trends and uncertainties affecting the company’s financial condition and results of operations in connection with the preparation of its quarterly and annual reports, the company does not intend to review or revise, in light of future events, any particular forward-looking statement contained in this report.

The information referred to above should be considered by investors when reviewing any forward-looking statements contained in this report, in any of the company’s public filings or press releases or in any oral statements made by the company or any of its officers or other persons acting on its behalf. The important factors that could affect forward-looking statements are subject to change, and the company does not intend to update the foregoing list of certain important factors. By means of this cautionary note, the company intends to avail itself of the safe harbor from liability with respect to forward-looking statements that is provided by Section 27A and Section 21E referred to above.

ITEM	3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the company’s financial instruments and positions represents the potential loss arising from adverse changes in interest rates and foreign currency exchange rates.

Interest Rates

At September 30, 2005, the fair value of the company’s senior notes was estimated at $156 million using quoted market prices and yields obtained through independent pricing sources for the same or similar types of borrowing arrangements, taking into consideration the underlying terms of the debt. The fair value of the senior notes exceeded the carrying value as recorded in the Consolidated Condensed Statements of Financial Position at September 30, 2005, by approximately $6 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $2 million at September 30, 2005.

The company has interest rate swaps that serve as a fair value hedge of the company’s senior notes. The fair value of the interest rate swaps at September 30, 2005, was a liability of approximately $3 million. Market risk for the interest rate swaps is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $2 million at September 30, 2005.

Foreign Currency Exchange Rates

The company employs a foreign currency hedging strategy to limit volatility in earnings or cash flows from foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the company’s functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the company is exposed include the euro, the Mexican peso, the Canadian dollar, the British pound, the Japanese yen, the Australian dollar and other Asian and South American currencies. Exposures are hedged with foreign currency forward contracts, put options, and call options with maturity dates of less than eighteen months. The potential loss in fair value at September 30, 2005, for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $51 million. This loss would be mitigated by corresponding gains on the underlying exposures.

ITEM	4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The company’s management, with the participation of the company’s Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer, have evaluated the effectiveness of the company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the company’s Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer have concluded that the company’s disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed by the company in the reports that it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There has been no change in the company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes repurchases of the company common stock in the quarter ended September 30, 2005:

Period	Total Number of Shares urchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)

July 1 - 31, 2005	1,500,000	$63.58	1,500,000	711.4

August 1 - 31, 2005	1,494,200	62.22	1,494,200	618.5

September 1 - 30, 2005	1,387,200	62.73	1,387,200	531.4

Total	4,381,400	$62.85	4,381,400	-

(1)
In July 2005, the company received authorization from the board of directors to repurchase an additional $500 million of its Class A common stock for a total repurchase authority of $2.9 billion. As of September 30, 2005, there was approximately $0.5 billion of share repurchase authority remaining. This repurchase authority allows the company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During the third quarter of 2005, the company repurchased approximately 4.4 million shares at an average price of $62.85 per share for a total cost of approximately $275 million. During the first nine months of 2005, the company repurchased approximately 12.6 million shares at an average price of $68.83 per share for a total cost of approximately $870 million. As of September 30, 2005, there were $6 million of treasury stock repurchases accrued but unpaid. As of September 30, 2005, since the inception of the program, the company had repurchased approximately 50.6 million shares for an aggregate cost of approximately $2.4 billion.

ITEM	4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM	6. EXHIBITS

A list of exhibits is set forth in the Exhibit Index found on page 30 of this report.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, both on behalf of the registrant and in his capacity as principal accounting officer of the registrant.

Lexmark International, Inc. (Registrant)

By: /s/ Gary Stromquist Gary D. Stromquist Vice President and Corporate Controller (Chief Accounting Officer)

Date: November 1, 2005

EXHIBIT INDEX

Exhibits:

10.1
Amendment No. 1 to Receivables Purchase Agreement, dated as of October 7, 2005, by and among Lexmark Receivables Corporation, as Seller, CIESCO, LLC, Gotham Funding Corporation, Citibank, N.A., The Bank of Tokyo-Mitsubishi, Ltd., New York Branch (“BTM”), Citicorp North America, Inc. (“CNAI”), as Program Agents, CNAI and BTM, as Investor Agents, and the company, as Collection Agent and Originator.

10.2	Amendment No. 4 to Purchase and Contribution Agreement, dated as of October 7, 2005, by and between the company, as Seller, and Lexmark Receivables Corporation, as Purchaser.

31.1	Certification of Chairman and Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.