Form 10-K
period 2005-12-31
LEXMARK INTERNATIONAL INC /KY/
filed 2006-03-08
CIK 1001288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
             ☒
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2005
OR
             ☐
Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
Commission File No. 1-14050
LEXMARK INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1308215 (I.R.S. Employer Identification No.)
One Lexmark Centre Drive 740 West New Circle Road
Lexington, Kentucky (Address of principal executive offices)	40550 (Zip Code)
(859) 232-2000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Class A common stock, $.01 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes  X  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes      No  X
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  X  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer X	Accelerated filer	Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)    Yes      No     X
The aggregate market value of the shares of voting common stock held by non-affiliates of the registrant was approximately $7.8 billion based on the closing price for the Class A common stock on the last business day of the registrant’s most recently completed second fiscal quarter.
As of March 3, 2006, there were outstanding 108,290,434 shares (excluding shares held in treasury) of the registrant’s Class A common stock, par value $.01, which is the only class of voting common stock of the registrant, and there were no shares outstanding of the registrant’s Class B common stock, par value $.01.
Documents Incorporated by Reference
Certain information in the company’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, is incorporated by reference in Part III of this Form 10-K.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
FORM 10-K
For the Year Ended December 31, 2005

Forward-Looking Statements
This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, are forward-looking statements. Forward-looking statements are made based upon information that is currently available or management’s current expectations and beliefs concerning future developments and their potential effects upon the company, speak only as of the date hereof, and are subject to certain risks and uncertainties. We assume no obligation to update or revise any forward-looking statements contained or incorporated by reference herein to reflect any change in events, conditions or circumstances, or expectations with regard thereto, on which any such forward-looking statement is based, in whole or in part. There can be no assurance that future developments affecting the company will be those anticipated by management, and there are a number of factors that could adversely affect the company’s future operating results or cause the company’s actual results to differ materially from the estimates or expectations reflected in such forward-looking statements, including, without limitation, the factors set forth under the title “Risk Factors” in Item 1A of this report. The information referred to above should be considered by investors when reviewing any forward-looking statements contained in this report, in any of the company’s public filings or press releases or in any oral statements made by the company or any of its officers or other persons acting on its behalf. The important factors that could affect forward-looking statements are subject to change, and the company does not intend to update the factors set forth in the “Risk Factors” section of this report. By means of this cautionary note, the company intends to avail itself of the safe harbor from liability with respect to forward-looking statements that is provided by Section 27A and Section 21E referred to above.
Part I

Item 1.	BUSINESS
General
Lexmark International, Inc., (“Lexmark” or the “company”) is a Delaware corporation and the surviving company of a merger between itself and its former parent holding company, Lexmark International Group, Inc., (“Group”) consummated on July 1, 2000. Group was formed in July 1990 in connection with the acquisition of IBM Information Products Corporation from International Business Machines Corporation (“IBM”). The acquisition was completed in March 1991. On November 15, 1995, Group completed its initial public offering of Class A common stock and Lexmark now trades on the New York Stock Exchange under the symbol “LXK.”
Lexmark makes it easier for businesses and consumers to move information between the digital and paper worlds. Since its inception in 1991, Lexmark has become a leading developer, manufacturer and supplier of printing and imaging solutions for offices and homes. Lexmark’s products include laser printers, inkjet printers, multifunction devices, and associated supplies, services and solutions. Lexmark develops and owns most of the technology for its laser and inkjet products and related solutions. Lexmark also sells dot matrix printers for printing single and multi-part forms by business users and develops, manufactures and markets a broad line of other office imaging products. The company operates in the office products industry. The company is primarily managed along business and consumer market segments. Refer to Note 17 of the Notes to Consolidated Financial Statements for additional information regarding the company’s reportable segments.
Revenue derived from international sales, including exports from the United States of America (“U.S.”), accounts for approximately 55% of the company’s consolidated revenue, with Europe accounting for approximately two-thirds of international sales. Lexmark’s products are sold in more than 150 countries in North and South America, Europe, the Middle East, Africa, Asia, the Pacific Rim and the Caribbean. This geographic diversity offers the company opportunities to participate in new markets, provides diversification to its revenue stream and operations to help offset geographic economic trends, and utilizes the technical and business expertise of a worldwide workforce. Currency translation has had less of an impact on international revenue in recent years. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations — Effect of Currency Exchange Rates and Exchange Rate Risk Management for more information. As the company’s international operations grow, management’s attention continues to be focused on the operation and expansion of the company’s global business and managing the cultural, language and legal differences inherent in international operations. A summary of the company’s revenue and long-lived assets by geographic area is found in Note 17 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Market Overview(1)
Lexmark management believes that the total distributed office and home printing output opportunity exceeded $85 billion in 2005, including hardware, supplies and related services. This opportunity includes printers and multifunction devices as well as a declining base of copiers and fax machines that are increasingly being integrated into multifunction devices. Based on industry analyst information, Lexmark management estimates that this market will grow annually at low- to mid-single digit percentage rates through 2009. Management believes that the integration of print/copy/fax capabilities favors companies like Lexmark due to its experience in providing industry-leading network printing solutions. However, as the hardcopy industry matures and printer and copier markets converge, management expects competitive pressures to negatively impact pricing and industry margins. Management saw evidence of this increasing pressure on industry margins particularly in the second half of 2005.
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
The laser product market primarily serves business customers. Laser products can be divided into two major categories — shared workgroup products and lower-priced desktop products. Shared workgroup products are typically attached directly to large workgroup networks, while lower-priced desktop products are attached to personal computers (“PC’s”) or small workgroup networks. Both product categories include color and monochrome laser offerings. The shared workgroup products include laser printers and multifunction devices that are easily upgraded to include additional input and output capacity, additional memory and storage, and typically include high-performance internal network adapters. Most shared workgroup products also have sophisticated network management tools and some printers now include multifunction upgrades that enable copy/fax/scan to network capabilities.
Laser printer unit growth in recent years has generally exceeded the growth rate of laser printer revenue due to unit growth in lower-priced desktop color and monochrome laser printers and unit price reductions. Additionally, color and multifunction laser printer units represent a more significant component of laser unit growth. Management believes these trends will continue. This pricing pressure is partially offset by the tendency of customers in the shared workgroup laser market to add higher profit margin optional features including network adapters, document management software, additional memory, paper handling and multifunction capabilities. Pricing pressure is also partially offset by the opportunity to provide business solutions and services to customers who are increasingly looking for assistance to better manage and leverage their document-related costs and output infrastructure.

1 Certain information contained in the “Market Overview” section has been obtained from industry sources, public information and other internal and external sources. Data available from industry analysts varies widely among sources. The company bases its analysis of market trends on the data available from several different industry analysts.

The inkjet product market is predominantly a consumer market but also includes business users who may choose inkjet products as a lower-priced alternative or supplement to laser products for personal desktop use. Additionally, over the past few years, the number of consumers seeking to print in their homes digitally-captured images has driven significant growth in the photo printer and all-in-one (“AIO”) products. Key factors promoting this trend are greater affordability of photo products along with improvements in photo printing, including the print speed, quality and print permanence. Growth in inkjet product revenue has been slower than unit growth due to price reductions, which management expects to continue.
The markets for dot matrix printers and most of the company’s other office imaging products, including supplies for select IBM-branded printers, aftermarket supplies for competitors’ products and typewriter supplies, continue to decline as these markets mature, and the underlying product installed bases are replaced.
Strategy
Lexmark’s strategy is based on a business model of building an installed base of printers and multifunction products that generate demand for its related supplies and services. Lexmark’s business model is to invest in technology to develop and sell printing solutions with the objective of growing its installed base, which drives recurring supplies sales. Supplies are the profit engine of the business model. Supplies profit then funds new technology investments in products and solutions, which drive the cycle again and again. Management believes that Lexmark has the following strengths related to this business model:

•	First, Lexmark is exclusively focused on distributed home and office network or desktop computer printing and related solutions. Management believes that this focus has enabled Lexmark to be more responsive and flexible than competitors at meeting specific customer and channel partner needs.

•	Second, Lexmark internally develops all three of the key technologies in the distributed printing business, including inkjet, monochrome laser and color laser. The company’s technology platform has historically allowed it to be a leader in product price/performance and also build unique capabilities into its products that enable it to offer unique solutions (combining hardware, software and professional services) for specific customer groups.

•	Third, Lexmark has leveraged its technological capabilities and its commitment to flexibility and responsiveness to build strong relationships with large-account customers and channel partners, including major retail chains, distributors, direct-response catalogers and value-added resellers. Lexmark’s path-to-market includes industry-focused consultative sales and services teams that deliver unique and differentiated solutions to both large accounts and channel partners that sell into the company’s target industries. Retail-centric teams also have enabled Lexmark to meet the specific needs of major retail partners.
Lexmark’s business market strategy requires that it provide its array of high-quality, technologically advanced products and solutions at competitive prices. Lexmark continually enhances its products to ensure that they function efficiently in increasingly complex enterprise network environments. It also provides flexible tools to enable network administrators to improve manageability. Lexmark’s business target markets include large corporations, small and medium businesses and the public sector. Lexmark’s business market strategy also requires that it continually identify and focus on industry-specific issues and processes so that it can differentiate itself by offering unique industry solutions and related services.
The company’s consumer market strategy is to generate demand for Lexmark products by offering high-quality, competitively-priced products that present an exceptional value to consumers and businesses primarily through retail channels and original equipment manufacturer (“OEM”) partner arrangements. Lexmark’s goal is to create printing products and innovative solutions that make it easier for consumers and small business owners to create, share and manage information and images. Lexmark continues to invest in brand building efforts that are reflected in the company’s core product offerings, advertising campaigns and public relations events, all of which reinforce Lexmark’s value proposition.
Lexmark’s strategy involves the following initiatives:

•	Expand the number and the penetration of the product segments in which the company participates. Lexmark is focused on increasing its participation in a number of growth segments such as color laser, laser multifunction products, business inkjet and photo inkjets.

•	Expand the penetration of the market segments in which it participates. Lexmark is driving to expand the company’s presence in its enterprise, small and medium business (“SMB”) and consumer market segments through its solutions efforts and working with channel partners. The company also continues to pursue incremental business through its alliance partners.

•	Continue to develop Lexmark’s brand awareness and brand positioning. Management believes that its product and market segment initiatives will be aided by improving its brand awareness and brand image. To drive these improvements, Lexmark launched its “Uncomplicate” advertising campaign in the fourth quarter of 2004 and has continued this advertising through 2005.
In addition to investments in the Lexmark brand, the successful execution of this strategy involves increased investment in product and solution development. The company increased its research and development spending by 18% in 2004 and by 8% in 2005. This investment has led to new products and solutions aimed at targeted growth segments as well as a pipeline of future products.
Because of Lexmark’s exclusive focus on printing solutions, the company has successfully formed alliances and OEM arrangements with companies such as Dell, IBM and Lenovo. The entrance of a competitor that is also exclusively focused on printing solutions could have a material adverse impact on the company’s strategy and financial results.
The company’s strategy for dot matrix printers and other office imaging products is to continue to offer high-quality products while managing cost to maximize cash flow and profit.
Products

Laser Products
Lexmark offers a wide range of monochrome and color laser printers, multifunction products, and associated features and application solutions. In 2005, Lexmark announced several new monochrome laser printers. The new Lexmark E series offers maximum print speeds of up to 30 pages per minute (“ppm”) and are designed for desktops and small workgroups in home offices, small and medium businesses, and large enterprises. The new Lexmark T640 family includes three models with rated print speeds ranging from up to 35 ppm to 50 ppm which are designed to support small, medium and large workgroups. All three models have optional paper input and output features, including a stapler and offset stacker. All three models also come with a new operator panel that includes a USB Direct interface for convenient printing of PDF, TIFF, and JPEG file formats from flash memory devices, and a 10-digit numeric pad that supports workflow and security solutions including the release of PIN-protected confidential print jobs. The monochrome laser printer line extends into the wide format sector of the market with the Lexmark W840 (also new in 2005) and Lexmark W812. With print speeds of up to 50 ppm, the Lexmark W840 is supported with an array of paper handling and finishing options that make it well-suited for departmental printing needs. The Lexmark W812 is a small workgroup printer designed for wide-format and specialty-printing applications with print speeds of up to 26 ppm. The company also continued to offer the Lexmark T430 monochrome laser, with print speeds of up to 32 ppm, in support of small and medium workgroup printing.
In 2005, the company expanded its color laser product line with the addition of the Lexmark C520 family. With print speeds of up to 20 ppm in both monochrome and color, these new internally-developed printers are well-suited for small and medium workgroups in businesses of all sizes. The company also introduced the Lexmark C920 in 2005. This model prints monochrome pages at up to 36 ppm and color pages at up to 32 ppm and supports printing on tabloid-size paper. The company continued to offer the Lexmark C510n with print speeds of up to 30 ppm in monochrome and 8 ppm in color. The Lexmark C510n is designed for small workgroups in enterprises and SMBs. The company also continued to offer the Lexmark C760 and Lexmark C762 color laser printers for medium and large workgroups. These models print monochrome and color pages at speeds of up to 25 ppm.
In February of 2006, the company announced several new multifunction products. The Lexmark X644e, Lexmark X646e and Lexmark X646dte multifunction products offer fast monochrome print speeds of up to 50 ppm and feature a large, customizable, color touch-screen interface. The company also announced the Lexmark X850e, Lexmark X852e and Lexmark X854e that handle A3 tabloid printing and provide advanced workflow solution platforms for large departments. The Lexmark X850, Lexmark X852e and Lexmark X854e feature the same color touchscreen interface and support finishing and monochrome print speeds of up to 35 ppm, 45 ppm and 55 ppm, respectively.
The company continues to offer the Lexmark X215 as an entry-level laser multifunction product designed for desktop requirements at an affordable price. The company also offers the Lexmark X422, a compact, network-ready monochrome multifunction product, and the Lexmark X762e, a high-speed color multifunction product, for workgroups.
In 2005, the company announced new internal print servers that support Gigabit Ethernet and wireless technologies. The Lexmark N8020 Gigabit Ethernet server processes print jobs through the network faster and the Lexmark N8050 is an internal wireless card that, with a mix of 802.11g networking, WPA-Enterprise security and IPv6 protocol support, allows the user more flexibility where to place the product. In February of 2006, the company also announced three external print servers, the MarkNet N7000e, MarkNet 7002e and MarkNet 7020e, which feature an easy-to-use operator panel and allow customers to connect devices to the network.

Inkjet Products
In 2005, the company strengthened its consumer product line with the next generation of its “P” line of photo products, “X” line of AIO products and “Z” line of inkjet printers by offering industry-first innovations combined with award-winning technology.
Among the “P” line of products, the Lexmark P450 4x6-inch inkjet photo printer featured the industry’s first-ever built-in CD photo burner. This product gave users a complete photo processing center and digital image archiving system with a built-in CD burner that makes it easy for consumers to save, organize and share digital images on CDs — all with no PC hassle. This product prints photos from virtually any digital camera product through its PictBridge port or from memory cards or even from Bluetooth technology cell phones with the purchase of an optional adapter. The Lexmark P450 includes an adjustable 2.4-inch color liquid crystal display (“LCD”) and enables easy editing for customized prints that print as fast as 38 seconds.(2) The Lexmark P4350 also set new industry standards for price and performance — it was the industry’s first AIO with a 1.7-inch color LCD screen at its price point of $129(3), at launch. This feature-rich printer includes a PictBridge port, memory card readers and a photo scan guide which helps consumers place their 4 x 6 inch image correctly on the flatbed scanner. The Lexmark P4350 prints brilliant, six-color 4 x 6 inch borderless photos in as fast as 38 seconds2, with Evercolor™ inks, that last longer than most traditional photos under normal display conditions without fading and more than 200 years when stored in photo albums.(4)

2	In Quick Print mode and excluding processing time. Actual print speeds will vary depending on system configuration, software, image complexity, print mode and page coverage.

3	Excludes store promotions, special offers, close-out and clearance items.

4	Based on accelerated fade resistance testing of photos either displayed indoors under glass or stored in photo albums. Photos must be printed on Lexmark Premium Photo Paper using an evercolor ink system that includes a Lexmark color cartridge and an evercolor photo cartridge. Actual resistance to fading will vary based upon factors such as light intensity and type, humidity, temperature, air quality, drying time, glass, matting, album materials, print media and image.

Lexmark further strengthened its line of products designed for the Home and Small Office Home Office (“SOHO”) market segments with the next generation of its “X” AIO and “Z” printer products. The Lexmark X8350 Office “All-in-One Plus Photo” gives SOHO customers an easy-to-use, best-in-class combination of performance, functionality and photo features for its price point under $200, at launch.(5) The Lexmark X8350 is the first AIO in its class to combine a 2.4-inch color LCD and photo card slots, offering full photo capabilities along with four-in-one functionality (print, copy, scan and fax). It demonstrates business-class performance by printing up to 25 ppm black/19 ppm color, a 50-sheet auto document feeder (“ADF”) for hands-free fax and copy and is network capable with optional Ethernet and wireless network adapters.
The Lexmark X3350 AIO is one of the fastest AIOs in its class with print speeds of up to 22 ppm black/15 ppm color and offers a robust feature set and photo capabilities with PictBridge, borderless and optional six-color printing.
The Lexmark X2350 Compact Color AIO and Lexmark Z735 Compact Color Printer help redefine simplicity and affordability in the home printing market for consumers who want an easy-to-use printer with low-cost supplies. Both feature one of the fastest color speeds in their classes — up to 15 ppm for color or text documents and 4x6-inch borderless photos as fast as 38 seconds.2 These products produce brilliant photos and vibrant color graphics with a single technology-rich cartridge. The new Lexmark one-cartridge system is an economical solution with just one single supply item to replace.

Dot Matrix Products
The company continues to market several dot matrix printer models for customers who print multi-part forms.

Supplies
The company designs, manufactures and distributes a variety of cartridges and other supplies for use in its installed base of laser, inkjet and dot matrix printers. Lexmark is currently the exclusive source for new printer cartridges for the printers it manufactures. The company’s revenue and profit growth from its supplies business is directly linked to the company’s ability to increase the installed base of its laser and inkjet products and customer usage of those products. Lexmark is an industry leader with regard to the recovery, remanufacture, reuse and recycling of used supplies cartridges, helping to keep empty cartridges out of landfills. Attaining that leadership position was made possible by the company’s various empty cartridge collection programs around the world. Lexmark continues to launch new programs and expand existing cartridge collection programs to further expand its remanufacturing business and this environmental commitment.
The company also offers a broad range of other office imaging supplies products, applying both impact and non-impact technology.

Service and Support
Lexmark offers a wide range of product and professional services to complement the company’s line of printing products, including maintenance, consulting, systems integration and distributed fleet management capabilities. The company works in collaboration with its business partners and customers to develop and implement comprehensive, customized printing solutions. Distributed fleet management services allow organizations to outsource fleet management, technical support, supplies replenishment and maintenance activities to Lexmark.
The company’s printer products generally include a warranty period of at least one year, and customers typically have the option to purchase an extended warranty.

5	Versions of this product sold under other brand names may have similar capabilities, characteristics and specifications.

Marketing and Distribution
Lexmark employs large-account sales and marketing teams whose mission is to generate demand for its business printing solutions and services, primarily among large corporations as well as the public sector. Sales and marketing teams focus on industries such as finance, services, retail, manufacturing, public sector and health care. Those teams, in conjunction with the company’s development and manufacturing teams, are able to customize printing solutions to meet customer needs for printing electronic forms, media handling, duplex printing and other document workflow solutions. The company also sells it laser products increasingly through small and medium business teams. The company distributes its products to business customers primarily through its well-established distributor network. The company’s products are also sold through solution providers, which offer custom solutions to specific markets, and through direct response resellers.
The company’s international sales and marketing activities for the business market are organized to meet the needs of the local jurisdictions and the size of their markets. Operations in North America, Latin America, Asia Pacific and Western Europe focus on large-account demand generation with orders filled through distributors and retailers.
The company’s business printer supplies and other office imaging products are generally available at the customer’s preferred point-of-purchase through multiple channels of distribution. Although channel mix varies somewhat depending upon the geography, most of the company’s business supplies products sold commercially in 2005 were sold through the company’s network of Lexmark-authorized supplies distributors and resellers, who sell directly to end-users or to independent office supply dealers.
For the consumer market, the company distributes its branded inkjet products and supplies primarily through more than 15,000 retail outlets worldwide. The company’s sales and marketing activities are organized to meet the needs of the various geographies and the size of their markets. In the U.S., products are distributed through large discount store chains, consumer electronics stores, office superstores and wholesale clubs. The company’s Western European operations distribute products through major information technology resellers and in large markets through key retailers. Australian and Canadian marketing activities focus on large retail account demand generation, with orders filled through distributors or resellers, whereas Latin American marketing activities are mostly conducted through retail sales channels.
The company also sells its products through numerous alliances and OEM arrangements, including Dell, IBM and Lenovo. During fiscal years ended December 31, 2005 and 2004, one customer, Dell, accounted for $782 million, or 15.0% and $570 million, or 10.7% of the company’s total revenue, respectively. Sales to Dell are included in both the business and consumer market segments. In 2003, no single customer accounted for 10% or more of total revenue.
Lexmark is continuing the advertising campaign launched in the fourth quarter of 2004. The core message of the campaign is that Lexmark is the company that makes printing easier. The company believes that this campaign continues to build brand image and awareness, and in the long term will support the execution of its strategic initiatives.
Competition
The company continues to develop and market new products and innovative solutions at competitive prices. New product announcements by the company’s principal competitors, however, can have, and in the past, have had, a material adverse effect on the company’s financial results. Such new product announcements can quickly undermine any technological competitive edge that one manufacturer may enjoy over another and set new market standards for price, quality, speed and functionality. Furthermore, knowledge in the marketplace about pending new product announcements by the company’s competitors may also have a material adverse effect on the company as purchasers of printers may defer buying decisions until the announcement and subsequent testing of such new products.

In recent years, the company and its principal competitors, many of which have significantly greater financial, marketing and/or technological resources than Lexmark, have regularly lowered prices on printers and are expected to continue to do so. The company has experienced and remains vulnerable to these pricing pressures. The company’s ability to grow or maintain market share has been and may continue to be affected, resulting in lower profitability. The company expects that as it competes with larger competitors, the company’s increased market presence may attract more frequent challenges, both legal and commercial, from its competitors, including claims of possible intellectual property infringement.
The distributed printing market is extremely competitive. The distributed laser printing market is dominated by Hewlett-Packard, which has a widely-recognized brand name and has been estimated to hold approximately 40% of the market as measured in annual units shipped. With the convergence of traditional printer and copier markets, major laser competitors now include traditional copier companies such as Canon, Ricoh and Xerox. Other laser competitors include Brother, Samsung, Konica Minolta, Oki and Kyocera Mita.
The company’s primary competitors in the inkjet product market are Hewlett-Packard, Epson and Canon, who together account for approximately 75% of worldwide inkjet product sales. The company must compete with these same vendors for retail shelf space allocated to printers and their associated supplies. Also, the company sees the possibility of new entrants into the market which could also impact the company’s growth and market share.
Although Lexmark is currently the exclusive supplier of new printer cartridges for its laser and inkjet products, there can be no assurance that other companies will not develop new compatible cartridges for Lexmark products. In addition, refill and remanufactured alternatives for some of the company’s cartridges are available and compete with the company’s supplies business. However, refill and remanufactured alternatives generally offer inconsistent quality and reliability. As the installed base of laser and inkjet products grows and matures, the company expects competitive refill and remanufacturing activity to increase.
The market for other office imaging products is also highly competitive and the impact printing sector of the supplies market is declining. Although the company has rights to market certain IBM-branded supplies until December 2007, there are many independent ribbon and toner manufacturers competing to provide compatible supplies for IBM-branded printing products. The revenue and profitability from the company’s other office imaging products is less relevant than it has been historically. Management believes that the operating income associated with its other office imaging products will continue to decline.
Manufacturing
The company operates manufacturing control centers in Lexington, Kentucky, and Geneva, Switzerland, and has manufacturing sites in Boulder, Colorado; Orleans, France; Rosyth, Scotland; Juarez and Chihuahua, Mexico; and Lapu-Lapu City, Philippines. The company also has customization centers in each of the major geographies it serves. The company’s manufacturing strategy is to retain control over processes that are technologically complex, proprietary in nature and central to the company’s business model, such as the manufacture of inkjet cartridges, at company-owned and operated facilities. The company shares some of its technical expertise with certain manufacturing partners, many of whom have facilities located in China, which collectively provide the company with substantially all of its printer production capacity. Lexmark oversees these manufacturing partners to ensure that products meet the company’s quality standards and specifications. The company continually reviews its manufacturing capabilities and cost structure and makes adjustments as necessary.

The company’s manufacturing operations for toner and photoconductor drums are located in Boulder, Colorado. The company also manufactures toner in Orleans, France. Over time, the company has made significant capital investments to expand toner and photoconductor drum capabilities. Laser printer cartridges are assembled by a combination of in-house and third-party contract manufacturers in the major geographies served by the company. The manufacturing control center for laser printer supplies is located in Geneva, Switzerland.
The company’s manufacturing operations for inkjet printer supplies are located in Rosyth, Scotland; Juarez and Chihuahua, Mexico; and Lapu-Lapu City, Philippines. The manufacturing control center for inkjet supplies is located in Geneva, Switzerland.
On January 24, 2006, the company announced a workforce restructuring plan which includes the consolidation of its manufacturing capacity to reduce manufacturing costs, including the closure of its Rosyth, Scotland inkjet cartridge manufacturing facility. Refer to Note 18, Subsequent Events, of the Notes to Consolidated Financial Statements for further detail.
Materials
The company procures a wide variety of components used in the manufacturing process, including semiconductors, electro-mechanical components and assemblies, as well as raw materials, such as plastic resins. Although many of these components are standard off-the-shelf parts that are available from multiple sources, the company often utilizes preferred supplier relationships to better ensure more consistent quality, cost and delivery. Typically, these preferred suppliers maintain alternate processes and/or facilities to ensure continuity of supply. The company occasionally faces capacity constraints when there has been more demand for its products than initially projected. From time to time, the company may be required to use air shipment to expedite product flow, which can adversely impact the company’s operating results. Conversely, in difficult economic times, the company’s inventory can grow as market demand declines.
During 2005, the company continued efforts begun in 2002 to execute supplier managed inventory (“SMI”) agreements with its primary suppliers to improve the efficiency of the supply chain. In instances where a non-cancelable commitment is made to purchase product at a cost greater than the expected sales price, the company’s accounting policy is to recognize a liability and related expense for future losses. During 2005, several products transitioned to SMI agreements that were not previously under such agreements. The pre-tax benefit in 2005 to the company of this transition was approximately $49 million which was reflected as lower adverse purchase commitment charges. The benefits of products transitioning to SMI agreements in 2004 and 2003 were approximately $18 million and $3 million, respectively. As of December 31, 2005, the significant majority of major printer suppliers are now under new SMI agreements. As such, the company does not anticipate significant impacts going forward. Any impact on future operations would depend upon factors such as the company’s ability to negotiate new SMI agreements, future market pricing and product costs.
Many components of the company’s products are sourced from sole suppliers, including certain custom chemicals, microprocessors, electro-mechanical components, application specific integrated circuits and other semiconductors. In addition, the company sources some printer engines and finished products from OEMs. Although the company plans in anticipation of its future requirements, should these components not be available from any one of these suppliers, there can be no assurance that production of certain of the company’s products would not be disrupted. Such a disruption could interfere with the company’s ability to manufacture and sell products and materially adversely affect the company’s business. Conversely, during economic slowdowns, the company may build inventory of components as demand decreases.
Research and Development
The company’s research and development activity is focused on laser and inkjet printers, multifunction products, and associated supplies, features and related technologies. The company has accelerated its investment in research and development to support new product initiatives and to advance current technologies and expects this to continue. The company’s primary research and development activities are conducted in Lexington, Kentucky; Boulder, Colorado; Cebu City, Philippines; and Kolkotta, India. In the case of certain products, the company may elect to purchase products or key components from third-party suppliers rather than develop them internally.
The company is actively engaged in the design and development of new products and enhancements to its existing products. Its engineering efforts focus on laser, inkjet, connectivity and document management technologies, as well as design features that will increase performance, improve ease of use and lower production costs. Lexmark also develops related applications and tools to enable it to efficiently provide a broad range of services. The process of developing new products is complex and requires innovative designs that anticipate customer needs and technological trends. Research and development expenditures were $336 million in 2005, $313 million in 2004 and $266 million in 2003. The company must make strategic decisions from time to time as to which technologies will produce products and solutions in market sectors that will experience the greatest future growth. There can be no assurance that the company can develop the more technologically-advanced products required to remain competitive.
Backlog
Although the company experiences availability constraints from time to time for certain products, the company generally fills its orders within 30 days of receiving them. Therefore, the company usually has a backlog of less than 30 days at any one time, which the company does not consider material to its business.
Employees
As of December 31, 2005, the company had approximately 13,600 employees worldwide of which 4,200 are located in the U.S. and the remaining 9,400 are located in Europe, Canada, Latin America, Asia Pacific, the Middle East and Africa. None of the U.S. employees are represented by a union. Employees in France are represented by a Statutory Works Council.
On January 24, 2006, the company announced a workforce restructuring plan and is expected to eliminate or transfer approximately 1,350 positions, with about 825 positions being eliminated, and approximately 525 positions being transferred from various locations primarily to low cost countries. Refer to Note 18, Subsequent Events, of the Notes to Consolidated Financial Statements for further detail.
Available Information
The company makes available, free of charge, electronic access to all documents (including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as well as any beneficial ownership filings) filed with the Securities and Exchange Commission (“SEC” or the “Commission”) by the company on its website at http://investor.lexmark.com as soon as reasonably practicable after such documents are filed. The public may read and copy any materials filed by Lexmark with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Executive Officers of the Registrant
The executive officers of the company and their respective ages, positions and years of service with the company are set forth below.

			Years With
Name of Individual	Age	Position	The Company

Paul J. Curlander	53	Chairman and Chief Executive Officer	15
John W. Gamble, Jr.	43	Executive Vice President and Chief Financial Officer	1
Gary E. Morin	57	Executive Vice President	10
Paul A. Rooke	47	Executive Vice President and President of Printing Solutions and Services Division	15
Najib Bahous	49	Vice President and President of Consumer Printer Division	15
Daniel P. Bork	54	Vice President, Tax	9
Vincent J. Cole, Esq	49	Vice President, General Counsel and Secretary	15
David L. Goodnight	53	Vice President, Asia Pacific and Latin America	12
Richard A. Pelini	47	Vice President and Treasurer	3
Gary D. Stromquist	50	Vice President and Corporate Controller	15
Jeri I. Stromquist	48	Vice President of Human Resources	15
Dr. Curlander has been a Director of the company since February 1997. Since April 1999, Dr. Curlander has been Chairman of the Board of the company. In May 1998, Dr. Curlander was elected President and Chief Executive Officer of the company. Prior to such time, Dr. Curlander served as President and Chief Operating Officer and Executive Vice President, Operations of the company.
Mr. Gamble has been Executive Vice President and Chief Financial Officer of the company since September 2005 when he joined the company. Prior to joining the company and since February 2003, Mr. Gamble served as Executive Vice President and Chief Financial Officer of Agere Systems, Inc. (“Agere”). From January 2003 to February 2003, Mr. Gamble served as Senior Vice President and Business Controller and from January 2001 to January 2003, Mr. Gamble served as Senior Vice President and Treasurer of Agere. Prior to joining Agere, Mr. Gamble held various finance positions at Honeywell International, Inc. (formerly AlliedSignal, Inc.).
Mr. Morin has been Executive Vice President of the company since September 2005. Prior to such time and since January 2000, Mr. Morin served as Executive Vice president and Chief Financial Officer of the company. From January 1996 to January 2000, Mr. Morin was Vice President and Chief Financial Officer of the company. Mr. Morin retired in February of 2006.
Mr. Rooke has been Executive Vice President and President of the company’s Printing Solutions and Services Division since October 2002. Prior to such time and since May 2001, Mr. Rooke served as Vice President and President of the Printing Solutions and Services Division. From December 1999 to May 2001, Mr. Rooke was Vice President and President of the company’s Business Printer Division, and from June 1998 to December 1999, Mr. Rooke was Vice President and President of the company’s Imaging Solutions Division.
Mr. Bahous has been Vice President and President of the company’s Consumer Printer Division since March 2003. Prior to such time and since May 2001, Mr. Bahous served as Vice President of Customer Services. From January 1999 to May 2001, Mr. Bahous served as Vice President and General Manager, Customer Services Europe.
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
Mr. Pelini has been Vice President and Treasurer of the company since July 2003. Mr. Pelini was employed by the company from 1991 to 1998 and was Assistant Treasurer of the company from 1996 to 1998. Prior to rejoining the company in July 2003, Mr. Pelini was Senior Vice President of Finance for Convergys Corporation (“Convergys”). Mr. Pelini held various finance positions with Convergys from 1998 to 2003, including that of Vice President and Treasurer.
Mr. Stromquist has been Vice President and Corporate Controller of the company since July 2001. From July 1999 to July 2001, Mr. Stromquist served as Vice President of Alliances/OEM in the company’s Consumer Printer Division. From November 1998 to July 1999, he served as Vice President of Finance for the company’s Consumer Printer Division. Mr. Stromquist is the husband of Jeri I. Stromquist, Vice President of Human Resources of the company.
Ms. Stromquist has been Vice President of Human Resources of the company since February 2003. From January 2001 to February 2003, Ms. Stromquist served as Vice President of Worldwide Compensation and Resource Programs in the company’s Human Resources department. From November 1998 to January 2001, she served as Vice President of Finance for the company’s Business Printer Division. Ms. Stromquist is the wife of Gary D. Stromquist, Vice President and Corporate Controller of the company.
Intellectual Property
The company’s intellectual property is one of its major assets and the ownership of the technology used in its products is important to its competitive position. Lexmark seeks to establish and maintain the proprietary rights in its technology and products through the use of patents, copyrights, trademarks, trade secret laws, and confidentiality agreements.
The company holds a portfolio of approximately 1,100 U.S. patents and approximately 750 pending U.S. patent applications. The company also holds over 2,700 foreign patents and pending patent applications. The inventions claimed in these patents and patent applications cover aspects of the company’s current and potential future products, manufacturing processes, business methods and related technologies. The company is developing a portfolio of patents that protects its product lines and offers the possibility of entering into licensing agreements with others.
The company has a variety of intellectual property licensing and cross-licensing agreements with a number of third parties. Certain of the company’s material license agreements, including those that permit the company to manufacture some of its current products, terminate as to specific products upon certain “changes of control” of the company.
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
The company’s success depends in part on its ability to obtain patents, copyrights and trademarks, maintain trade secret protection and operate without infringing the proprietary rights of others. While Lexmark designs its products to avoid infringing the intellectual property rights of others, current or future claims of intellectual property infringement, and the expenses resulting therefrom, could materially adversely affect its business, operating results and financial condition. Expenses incurred by the company in obtaining licenses to use the intellectual property rights of others and to enforce its intellectual property rights against others also could materially affect its business, operating results and financial condition. In addition, the laws of some foreign countries may not protect Lexmark’s proprietary rights to the same extent as the laws of the U.S.
Environmental and Regulatory Matters
The company’s operations, both domestically and internationally, are subject to numerous laws and regulations, particularly relating to environmental matters that impose limitations on the discharge of pollutants into the air, water and soil and establish standards for the treatment, storage and disposal of solid and hazardous wastes. Over time, the company has implemented numerous programs to recover, remanufacture and recycle certain of its products and intends to continue to expand on initiatives that have a positive effect on the environment. The company is also required to have permits from a number of governmental agencies in order to conduct various aspects of its business. Compliance with these laws and regulations has not had, and in the future is not expected to have, a material effect on the capital expenditures, earnings or competitive position of the company. There can be no assurance, however, that future changes in environmental laws or regulations, or in the criteria required to obtain or maintain necessary permits, will not have an adverse effect on the company’s operations.

Item 1A.	RISK FACTORS
The following significant factors, as well as others of which we are unaware or deem to be immaterial at this time, could materially adversely affect our business, financial condition or operating results in the future. Therefore, the following information should be considered carefully together with other information contained in this report. Past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.
Decreased consumption of supplies could negatively impact the company’s operating results.

•	The company’s future operating results may be adversely affected if the consumption of its supplies by end users of its products is lower than expected.
The competitive pricing pressure in the market may negatively impact the company’s operating results.

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
The company’s inability to meet customer product requirements on a cost competitive basis may negatively impact the company’s operating results.

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

The company’s failure to manage inventory levels or production capacity may negatively impact the company’s operating results.

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
Weak economic conditions could negatively impact sales of the company’s products and future operating results.

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
The company may experience difficulties in product transitions negatively impacting the company’s performance and operating results.

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
New legislation, fees on the company’s products or litigation costs required to protect the company’s rights may negatively impact the company’s cost structure and operating results.

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

August 2005. Similar legislation may be enacted in the future in other jurisdictions as well. The impact of this legislation could adversely affect the company’s operating results and profitability.

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

Increasing competition in aftermarket supplies could negatively impact the company’s revenue, operating margins and profitability.

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
Due to the international nature of our business, changes in a country’s or region’s political or economic conditions could negatively impact the company’s revenue, financial condition or operating results.

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
The company’s reliance on international production facilities and international manufacturing partners could negatively impact the company’s operating results.

•	The company relies in large part on its international production facilities and international manufacturing partners, many of which are located in China, for the manufacture of its products and key components of its products. China’s revaluation of its currency to no longer peg its currency to the U.S. dollar may have an adverse impact on the company’s cost of goods acquired from China, and could have a material adverse impact on the company’s financial results. Future operating results may also be adversely affected by several other factors, including, without limitation, if the company’s international operations or manufacturing partners are unable to perform or supply products reliably, if there are disruptions in international trade, disruptions at important geographic points of exit and entry, if there are difficulties in transitioning such manufacturing activities among the company, its international operations and/or its manufacturing partners, or if there arise production and supply constraints which result in additional costs to the company. The financial failure or loss of a key supplier could result in a material adverse impact on the company’s financial results.

Conflicts among various sales channels may negatively impact the company’s operating results.

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
Changes in the company’s tax provisions or tax liabilities could negatively impact the company’s profitability.

•	The company’s effective tax rate could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates. In addition, the amount of income tax the company pays is subject to ongoing audits in various jurisdictions. A material assessment by a taxing authority or a decision to repatriate foreign cash could adversely affect the company’s profitability.
The entrance of additional competitors that are focused exclusively on printing solutions could negatively impact the company’s strategy and operating results.

•	The entrance of additional competitors that are focused on printing solutions could further intensify competition in the inkjet and laser printer markets and could have a material adverse impact on the company’s strategy and financial results.
The company’s inability to perform satisfactorily under service contracts for managed print services may negatively impact the company’s strategy and operating results.

•	The company’s inability to perform satisfactorily under service contracts for managed print services and other customer services may result in the loss of customers, loss of reputation and/or financial consequences that may have a material adverse impact on the company’s financial results and strategy.
The company’s inability to obtain and protect its intellectual property and defend against claims of infringement by others may negatively impact the company’s operating results.

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
The failure of information technology systems may negatively impact the company’s operating results.

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

Terrorist acts, acts of war or other political conflicts may negatively impact the company’s ability to manufacture and sell its products.

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
The outbreak of a communicable disease may negatively impact the health and welfare of the company’s employees and those of its manufacturing partners and negatively impact the company’s operating results.

•	The company relies heavily on the health and welfare of its employees and the employees of its manufacturing partners. The widespread outbreak of any form of communicable disease affecting a large number of workers could adversely impact the company’s operating results.
Any variety of factors unrelated to the company’s operating performance may negatively impact the company’s operating results or the company’s stock price.

•	Factors unrelated to the company’s operating performance, including the financial failure or loss of significant customers, resellers, manufacturing partners or suppliers; the outcome of pending and future litigation or governmental proceedings; and the ability to retain and attract key personnel, could also adversely affect the company’s operating results. In addition, the company’s stock price, like that of other technology companies, can be volatile. Trading activity in the company’s common stock, particularly the trading of large blocks and intraday trading in the company’s common stock, may affect the company’s common stock price.

Item 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

Item 2.	PROPERTIES
The company’s corporate headquarters and principal development facilities are located on a 374 acre campus in Lexington, Kentucky. At December 31, 2005, the company owned or leased 7.6 million square feet of administrative, sales, service, research and development, warehouse and manufacturing facilities worldwide. The properties are used by both the business and consumer segments of the company. Approximately 4.6 million square feet is located in the U.S. and the remainder is located in various international locations. The company’s principal international manufacturing facilities are in Mexico, the Philippines, France and Scotland. The principal domestic manufacturing facility is in Colorado. The company leases facilities for software development in India and the Philippines. The company owns approximately 63 percent of the worldwide square footage and leases the remaining 37 percent. The leased property has various lease expiration dates. The company believes that it can readily obtain appropriate additional space as may be required at competitive rates by extending expiring leases or finding alternative space.
None of the property owned by the company is held subject to any major encumbrances and the company believes that its facilities are in good operating condition.

On January 24, 2006, the company announced a workforce restructuring plan which includes the consolidation of its manufacturing capacity to reduce manufacturing costs, including the closure of its Rosyth, Scotland inkjet cartridge manufacturing facility. Refer to Note 18, Subsequent Events, of the Notes to Consolidated Financial Statements for further detail.

Item 3.	LEGAL PROCEEDINGS
On December 30, 2002 (“02 action”) and March 16, 2004 (“04 action”), the company filed claims against Static Control Components, Inc. (“SCC”) in the U.S. District Court for the Eastern District of Kentucky (the “District Court”) alleging violation of the company’s intellectual property and state law rights. Pendl Companies, Inc. (“Pendl”) and Wazana Brothers International, Inc. (“Wazana”) were added as additional defendants to the claims brought by the company in the 02 action on October 8, 2004. Pendl, Wazana and NER Data Products, Inc., were added as additional parties to the claims brought by the company in the 04 action on November 8, 2004. These two cases have been consolidated by the District Court. Similar claims in a separate action were filed by the company in the District Court against David Abraham and Clarity Imaging Technologies, Inc. (“Clarity”) on October 8, 2004. Clarity, Pendl, SCC and Wazana have filed counterclaims against the company in the District Court alleging that the company engaged in anti-competitive and monopolistic conduct and unfair and deceptive trade practices in violation of the Sherman Act, the Lanham Act and state laws. SCC has stated that it is seeking damages in excess of $100 million. Wazana has stated in its legal documents that it is seeking an estimated amount of at least $52.5 million in damages prior to trebling. Clarity and Pendl have not stated a damage dollar amount. All are seeking treble damages, attorney fees, costs and injunctive relief. The company believes that these claims filed against the company are without merit, and intends to vigorously defend against them.
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
Although it is not reasonably possible to estimate whether a loss will occur as a result of these legal matters, or if a loss should occur, the amount of such loss, the company does not believe that any legal matters to which it is a party is likely to have a material adverse effect on the company’s financial position, results of operations and cash flows. However, there can be no assurance that any pending legal matters or any legal matters that may arise in the future would not have a material adverse effect on the company’s financial position or results of operations.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

Part II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Lexmark’s Class A common stock is traded on the New York Stock Exchange under the symbol LXK. As of March 3, 2006, there were 1,431 holders of record of the Class A common stock and there were no holders of record of the Class B common stock. Information regarding the market prices of the company’s Class A common stock appears in Part II, Item 8, Note 19 of the Notes to Consolidated Financial Statements.
Dividend Policy
The company has never declared or paid any cash dividends on the Class A common stock and has no current plans to pay cash dividends on the Class A common stock. The payment of any future cash dividends will be determined by the company’s board of directors in light of conditions then existing, including the company’s earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions, tax laws, certain corporate law requirements and various other factors.
Issuer Purchases of Equity Securities

				Approximate dollar
			Total number of	value of shares that
	Total		shares purchased as	may yet be
	number of		part of publicly	purchased under the
	shares	Average price paid	announced plans or	plans or programs
Period	purchased	per share	programs	(In Millions) (1)

October 1-31, 2005	—	$—	—	$531.4

November 1-30, 2005	2,230,800	44.94	2,230,800	431.2

December 1-31, 2005	2,102,071	47.45	2,102,071	331.4

Total	4,332,871	$46.16	4,332,871	—

(1)	In July 2005, the company received authorization from the board of directors to repurchase an additional $500 million of its Class A common stock for a total repurchase authority of $2.9 billion. At December 31, 2005, there was approximately $0.3 billion of share repurchase authority remaining. This repurchase authority allows the company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During the fourth quarter of 2005, the company repurchased approximately 4.3 million shares at a cost of approximately $200 million. During the year ended December 31, 2005, the company repurchased approximately 17.0 million shares at a cost of approximately $1.1 billion. As of December 31, 2005, since the inception of the program in April 1996, the company had repurchased approximately 55.0 million shares for an aggregate cost of approximately $2.6 billion.

On January 20, 2006, the company received authorization from the board of directors to repurchase an additional $1.0 billion of its Class A common stock for a total repurchase authority of $3.9 billion. As of January 20, 2006, there was approximately $1.3 billion of share repurchase authority remaining.

Equity Compensation Plan Information
The following table provides information about the company’s equity compensation plans as of December 31, 2005:

(Number of Securities in millions)

	Number of securities to be		Weighted average exercise	Number of securities
	issued upon exercise of		price of outstanding	remaining available for future
	outstanding options,		options, warrants and	issuance under equity
Plan Category	warrants and rights		rights (1)	compensation plans

Equity compensation plans approved by stockholders	12.4	(2)	$67.61	7.7	(3)
Equity compensation plans not approved by stockholders (4)	0.8		46.08	0.4

Total	13.2		$66.30	8.1

(1)	The numbers in this column represent the weighted average exercise price of stock options only.

(2)	As of December 31, 2005, of the approximately 12.4 million awards outstanding under the equity compensation plans approved by stockholders, there were approximately 12.0 million stock options (of which 11,751,000 are employee stock options and 249,000 are nonemployee director stock options), 278,000 restricted stock units and supplemental deferred stock units, and 133,000 elective deferred stock units (of which 91,000 are employee elective deferred stock units and 42,000 are nonemployee director elective deferred stock units) that pertain to voluntary elections by certain members of management to defer all or a portion of their annual incentive compensation and by certain nonemployee directors to defer all or a portion of their annual retainer, chair retainer and/or meeting fees, that would have otherwise been paid in cash.

(3)	Of the 7.7 million shares available, 5.0 million relate to employee plans (of which 3.0 million may be granted as full-value awards), 0.6 million relate to the nonemployee director plan and 2.1 million relate to the employee stock purchase plan.

(4)	The company has only one equity compensation plan which has not been approved by its stockholders, the Lexmark International, Inc. Broad-Based Employee Stock Incentive Plan (the “Broad-Based Plan”). The Broad-Based Plan, which was established on December 19, 2000, provides for the issuance of up to 1.6 million shares of the company’s common stock pursuant to stock incentive awards (including stock options, stock appreciation rights, performance awards, restricted stock units and deferred stock units) granted to the company’s employees, other than its directors and executive officers. The Broad-Based Plan expressly provides that the company’s directors and executive officers are not eligible to participate in the Plan. The Broad-Based Plan limits the number of shares subject to full-value awards (e.g., restricted stock units and performance awards) to 50,000 shares. The company’s board of directors may at any time terminate or suspend the Broad-Based Plan, and from time to time, amend or modify the Broad Based-Plan, but any amendment which would lower the minimum exercise price for options and stock appreciation rights or materially modify the requirements for eligibility to participate in the Broad-Based Plan, requires the approval of the company’s stockholders. In January 2001, all employees other than the company’s directors, executive officers and senior managers, were awarded stock options under the Broad-Based Plan. All 0.8 million awards outstanding under the equity compensation plan not approved by stockholders are in the form of stock options.

Item 6.	SELECTED FINANCIAL DATA
The table below summarizes recent financial information for the company. For further information refer to the company’s financial statements and notes thereto presented under Part II, Item 8 of this Form 10-K.

(Dollars in Millions, Except per Share Data)

	2005	2004	2003	2002	2001

Statement of Earnings Data:

Revenue	$5,221.5	$5,313.8	$4,754.7	$4,356.4	$4,104.3
Cost of revenue (1)	3,585.9	3,522.4	3,209.6	2,985.8	2,865.3

Gross profit	1,635.6	1,791.4	1,545.1	1,370.6	1,239.0

Research and development	336.4	312.7	265.7	247.9	246.2
Selling, general and administrative (2)	765.5	746.6	685.5	617.8	593.4
Restructuring and related (reversal) charges (1)(3)	—	—	—	(5.9)	58.4

Operating expense	1,101.9	1,059.3	951.2	859.8	898.0

Operating income	533.7	732.1	593.9	510.8	341.0
Interest (income) expense, net	(26.5)	(14.5)	(0.4)	9.0	14.8
Other expense (income), net	6.5	0.1	0.8	6.2	8.4

Earnings before income taxes	553.7	746.5	593.5	495.6	317.8
Provision for income taxes (4)(5)(6)	197.4	177.8	154.3	128.9	44.2

Net earnings	$356.3	$568.7	$439.2	$366.7	$273.6
Diluted net earnings per common share	$2.91	$4.28	$3.34	$2.79	$2.05
Shares used in per share calculation	122.3	132.9	131.4	131.6	133.8

Statement of Financial Position Data:

Working capital	$935.9	$1,533.2	$1,260.5	$699.8	$562.0
Total assets	3,330.1	4,124.3	3,450.4	2,808.1	2,449.9
Total debt	149.6	151.0	150.4	161.5	160.1
Stockholders’ equity	1,428.7	2,082.9	1,643.0	1,081.6	1,075.9

Other Key Data:

Net cash from operations (7)	$576.4	$775.4	$747.6	$815.6	$195.7
Capital expenditures	$201.3	$198.3	$93.8	$111.7	$214.4
Debt to total capital ratio (8)	9%	7%	8%	13%	13%
Number of employees (9)	13,600	13,400	11,800	12,100	12,700

(1)	Amounts include the impact of restructuring and other charges in 2001 of $87.7 million ($64.5 million, net of tax), which resulted in a $0.48 reduction in diluted net earnings per share. Inventory write-offs of $29.3 million associated with the restructuring actions were included in cost of revenue.

(2)	Amounts include the impact of restructuring charges in 2005 of $10.4 million ($7.7 million, net of tax), which resulted in a $0.06 reduction in diluted net earnings per share.

(3)	Amounts include the benefit of a $5.9 million ($4.4 million, net of tax) reversal of restructuring and other charges in 2002, which resulted in a $0.03 increase in diluted net earnings per share.

(4)	Provision for income taxes in 2005 includes a $51.9 million charge from the repatriation of foreign dividends under the American Jobs Creation Act of 2004, which resulted in a $0.42 reduction in diluted net earnings per share.

(5)	Provision for income taxes in 2004 includes a $20.0 million benefit from the resolution of income tax matters, which resulted in a $0.15 increase in diluted net earnings per share.

(6)	Provision for income taxes in 2001 includes a $40.0 million benefit from the resolution of income tax matters, which resulted in a $0.30 increase in diluted net earnings per share.

(7)	Cash flows from investing and financing activities, which are not presented, are integral components of total cash flow activity.

(8)	The debt to total capital ratio is computed by dividing total debt (which includes both short-term and long-term debt) by the sum of total debt and stockholders’ equity.

(9)	Represents the approximate number of employees at December 31 of each year.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto:
OVERVIEW
Products and Segments
Lexmark makes it easier for businesses and consumers to move information between the digital and paper worlds. Since its inception in 1991, Lexmark has become a leading developer, manufacturer and supplier of printing and imaging solutions for offices and homes. Lexmark’s products include laser printers, inkjet printers, multifunction devices, and associated supplies, services and solutions. Lexmark also sells dot matrix printers for printing single and multi-part forms by business users and develops, manufactures and markets a broad line of other office imaging products.
The company is primarily managed along business and consumer market segments. The laser product market primarily serves business customers. Laser products can be divided into two major categories — shared workgroup products and lower-priced desktop products. The company sells its laser products primarily through a large-account sales and marketing team and increasingly through small and medium business teams. The large accounts sales efforts are focused on customers who fall into six, specific industry groups: finance, services, retail, manufacturing, public sector and health care. The company distributes its laser products primarily through its well-established distributor network.
The inkjet product market is predominantly a consumer market but also includes business users who may choose inkjet products as a lower-priced alternative or supplement to laser products for personal desktop use. For the consumer market, the company distributes its branded inkjet products and supplies primarily through retail outlets worldwide. The company also sells its products through numerous alliances and OEM arrangements.
Refer to Note 17 of the Notes to Consolidated Financial Statements for additional information regarding the company’s reportable segments, which is incorporated herein by reference.
Operating Results Summary
During 2005, the consumer market segment continued to be impacted by aggressive price competition and promotional activities, and softer than expected supplies sales. In the business market segment, the company was impacted by mix changes to low-end laser printers and price declines, as well as softer than expected supplies sales. Inkjet and laser hardware average unit revenue (“AUR”) was down approximately 15% and 20%, respectively. Supplies revenue increased 5% in 2005 compared to the prior year and increased 13% in 2004 compared to the prior year. The company believes the decrease in supplies revenue growth compared to the prior year was due to year-to-year (“YTY”) channel inventory changes in both laser and inkjet supplies and due to weakness in end user demand, particularly in the second half of 2005. Management expects to see additional negative YTY impacts in the first quarter of 2006.
To improve profitability and the company’s cost and expense structure, the company announced two action plans in January 2006:

•	First, the company is implementing a more rigorous process to improve lifetime profitability and payback on inkjet sales.

•	Second, the company announced a restructuring plan to improve its costs and expense structure. The plan includes consolidating supplies manufacturing capacity, reducing costs and expenses in the areas of supply chain, general and administrative expense, as well as marketing and sales support functions and modifying its U.S. retirement plans.
Refer to the section entitled “RESULTS OF OPERATIONS” that follows for a further discussion of the company’s results of operations.

Trends and Opportunities
Lexmark management believes that the total distributed office and home printing output opportunity exceeded $85 billion in 2005, including hardware, supplies and related services. This opportunity includes printers and multifunction devices as well as a declining base of copiers and fax machines that are increasingly being integrated into multifunction devices. Based on industry analyst information, Lexmark management estimates that this market will grow annually at low- to mid-single digit percentage rates through 2009.
Market trends driving long-term growth include:

•	Continuing improvement in price/performance points;

•	Continued convergence in technology between printers, scanners, copiers and fax machines into single, integrated AIO devices;

•	Advancements in digital photography driving the opportunity to print digital images on distributed output devices;

•	Increased adoption of color output in business; and

•	Advancements in electronic movement of information, driving more pages to be printed by end users when and where it is convenient to do so.
As a result of these market trends, Lexmark has growth opportunities in low-end monochrome laser printers, color lasers, laser AIOs, photo AIOs, and business inkjet four-in-ones.
Laser printer unit growth in recent years has generally exceeded the growth rate of laser printer revenue due to unit growth in lower-priced desktop color and monochrome laser printers and unit price reductions. Additionally, color and multifunction laser printer units represent a more significant component of laser unit growth. Management believes these trends will continue. This pricing pressure is partially offset by the tendency of customers in the shared workgroup laser market to add higher profit margin optional features. Pricing pressure is also partially offset by the opportunity to provide business solutions and services to customers.
In the inkjet product market, advances in inkjet technology have resulted in products with higher resolution and improved performance while increased competition has led to lower prices. Additionally, the number of consumers seeking to print in their homes digitally-captured images has driven significant growth in the photo printer and AIO products. Key factors promoting this trend are greater affordability of photo products along with improvements in photo printing, including the print speed, quality and print permanence. Growth in inkjet product revenue in recent years has been slower than unit growth due to price reductions. Management expects these trends to continue.
While profit margins on printers and multifunction products have been negatively affected by competitive pricing pressure, supplies sales are higher margin and recurring, which the company expects to contribute to the stability of its earnings over time. However, as the hardcopy industry matures and printer and copier markets converge, management expects competitive pressures to negatively impact pricing and industry margins. Management saw evidence of this increasing pressure on industry margins particularly in the second half of 2005.
The company’s dot matrix printers and other office imaging products include many mature products such as supplies for IBM-branded printers, aftermarket supplies for certain competitors’ products and typewriter supplies that require little ongoing investment. The company expects that the market for these products will continue to decline, and has implemented a strategy to continue to offer high-quality products while managing cost to maximize cash flow and profit.

Challenges and Risks
In recent years, the company and its principal competitors, many of which have significantly greater financial, marketing and/or technological resources than Lexmark, have regularly lowered prices on printers and are expected to continue to do so.
Other challenges and risks faced by the company include:

•	New product announcements by the company’s principal competitors can have, and in the past, have had, a material adverse effect on the company’s financial results.

•	With the convergence of traditional printer and copier markets, major laser competitors now include traditional copier companies.

•	The company must compete with its larger competitors for retail shelf space allocated to printers and their associated supplies.

•	The company sees the possibility of new entrants into the market which could also impact the company’s growth and market share.

•	There can be no assurance that other companies will not develop new compatible cartridges for Lexmark products. In addition, refill and remanufactured alternatives for some of the company’s cartridges are available and compete with the company’s supplies business.

•	The company expects that as it competes with larger competitors, the company’s increased market presence may attract more frequent challenges, both legal and commercial, from its competitors, including claims of possible intellectual property infringement.

•	The market for other office imaging products is also highly competitive and the impact printing sector of the supplies market is declining.
Refer to the section entitled “Competition” in Item 1, which is incorporated herein by reference, for a further discussion of major uncertainties faced by the industry and company. Additionally, refer to the section entitled “Risk Factors” in Item 1A, which is incorporated herein by reference, for a further discussion of factors that could impact the company’s operating results.
Strategy and Initiatives
Lexmark’s strategy is based on a business model of building an installed base of printers and multifunction products that generate demand for its related supplies and services. Management believes that Lexmark has the following strengths related to this business model:

•	Lexmark is exclusively focused on distributed home and office network or desktop computer printing and related solutions;

•	Lexmark internally develops all three of the key technologies in the distributed printing business, including inkjet, monochrome laser and color laser; and

•	Lexmark has leveraged its technological capabilities and its commitment to flexibility and responsiveness to build strong relationships with large-account customers and channel partners.
Lexmark’s strategy involves the following initiatives:

•	Expand the number and the penetration of the product segments in which the company participates. Lexmark is focused on increasing its participation in a number of growth segments such as color laser, laser multifunction products, business inkjet and photo inkjets.

•	Expand the penetration of the market segments in which it participates. Lexmark is driving to expand the company’s presence in its enterprise, small and medium business (“SMB”) and consumer market segments through its solutions efforts and working with channel partners. The company also continues to pursue incremental business through its alliance partners.

•	Continue to develop Lexmark’s brand awareness and brand positioning. To drive these improvements, Lexmark launched its “Uncomplicate” advertising campaign in the fourth quarter of 2004 and has continued this advertising through 2005.
In addition to investments in the Lexmark brand, the successful execution of this strategy involves increased investment in product and solution development. The company increased its research and development spending by 18% in 2004 and by 8% in 2005. This investment has led to new products and solutions aimed at targeted growth segments as well as a pipeline of future products.
The company’s strategy for dot matrix printers and other office imaging products is to continue to offer high-quality products while managing cost to maximize cash flow and profit.
Refer to the section entitled “Strategy” in Item 1, which is incorporated herein by reference, for a further discussion of the company’s strategies and initiatives.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Lexmark’s discussion and analysis of its financial condition and results of operations are based upon the company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of consolidated financial statements requires the company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the company evaluates its estimates, including those related to customer programs and incentives, product returns, doubtful accounts, inventories, intangible assets, income taxes, warranty obligations, copyright fees, product royalty obligations, restructurings, pension and other postretirement benefits, and contingencies and litigation. The company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
The company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.
Revenue Recognition
The company records estimated reductions to revenue at the time of sale for customer programs and incentive offerings including special pricing agreements, promotions and other volume-based incentives. Estimated reductions in revenue are based upon historical trends and other known factors at the time of sale. The company also provides price protection to substantially all of its distributor and reseller customers. The amount of price protection is limited based on the amount of dealers and resellers inventory on hand (including in-transit inventory) as of the date of the price change. The company records a reserve for price protection as soon as the price change is probable based on estimated dealer and reseller inventories. The company deems a price reduction to be probable if a decision has been made to take an action and the effective date is within 45 days. Additionally, an allowance for price protection for sales between the date the change is probable and the effective date of the price change is recorded at the time of sale. If market conditions were to decline, the company may take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered.
Allowances for Doubtful Accounts
The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The company estimates the allowance for doubtful accounts based on a variety of factors including the length of time receivables are past due, the financial health of customers, unusual macroeconomic conditions and historical experience. If the financial condition of the company’s customers deteriorates or other circumstances occur that result in an impairment of customers’ ability to make payments, the company records additional allowances as needed.
Warranty Reserves
The company provides for the estimated cost of product warranties at the time revenue is recognized. The reserve for product warranties is based on the quantity of units sold under warranty, estimated product failure rates, and material usage and service delivery costs. The estimates for product failure rates and material usage and service delivery costs are periodically adjusted based on actual results. To minimize warranty costs, the company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers. Should actual product failure rates, material usage or service delivery costs differ from the company’s estimates, revisions to the estimated warranty liability may be required.
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
Pension and Other Postretirement Plans
The company’s pension and other postretirement benefit costs and obligations are dependent on various actuarial assumptions used in calculating such amounts. Significant assumptions the company must make related to its pension and other postretirement benefit obligations are:

•	expected long-term return on plan assets — based on long-term historical actual asset return information, the mix of investments that comprise plan assets and future estimates of long-term investment returns by reference to external sources. This assumption is reviewed and set annually at the beginning of each year.

•	discount rate — reflects the rates at which pension benefits could effectively be settled and is based on current investment yields of high-quality fixed-income investments. Effective December 31, 2005, the company began using a yield-curve approach to reduce the difference in duration between the bond rates used to set the discount rate and the cash flows of the expected future benefit payments. The yield-curve approach did not have a material impact on current period operating results and is not expected to have a material impact on future operating results.

•	rate of compensation increase — based on the company’s long-term plans for such increases.
Differences between actual and expected asset returns on equity investments are recognized in the calculation of net periodic benefit cost over five years. The deferred amounts resulting from this averaging process are not expected to have a significant effect on the company’s results of operations for 2006.

Actual results that differ from assumptions that fall outside the “10% corridor”, as defined by SFAS No. 87, Employers’ Accounting for Pensions, are accumulated and amortized over the estimated future service period of the plan participants. For 2005, a 25 basis point change in the assumptions for asset return, discount rate and compensation increases, would not have had a significant impact on the net periodic benefit cost.
Changes in actual asset return experience and discount rate assumptions can impact the company’s stockholders’ equity if a plan’s assets are less than a plan’s accumulated benefit obligation (“ABO”) at the measurement date (December 31). The ABO is the present value of benefits earned to date and is based upon past compensation levels. The company is required to show in its Consolidated Statements of Financial Position a net liability that is at least equal to the ABO less the market value of plan assets. This liability is referred to as an additional minimum liability (“AML”). An AML, which is recorded and updated on December 31 each year, is reflected as a long-term pension liability with the offset in other comprehensive earnings (loss) in the equity section of the Consolidated Statements of Financial Position (on a net of tax basis) and/or as an intangible asset to the degree the company has unrecognized prior service costs.
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
RESULTS OF OPERATIONS
Summary
Market conditions continued to be challenging during 2005. During 2005, the consumer market segment continued to be impacted by aggressive price competition and promotional activities, and softer than expected supplies sales. In the business market segment, the company was impacted by mix changes to low-end monochrome laser printers and price declines, as well as softer than expected supplies sales. Inkjet and laser hardware AUR, which reflects the changes in both pricing and mix, was down approximately 15% and 20%, respectively.
Additionally, supplies revenue increased 5% in 2005 compared to the prior year and increased 13% in 2004 compared to the prior year. The company believes the decrease in supplies revenue growth compared to the prior year was due to YTY channel inventory changes in both laser and inkjet supplies and due to weakness in end user demand, particularly in the second half of 2005. Notwithstanding these impacts, management believes that end user demand for laser supplies continues to grow YTY. However, in the inkjet market, management projects an on-going decline in growth rate in end user demand for supplies due to weak sales of branded hardware over the last 18 months, the company’s announced change in inkjet sales as discussed below, and the slowing growth rate the company is now experiencing in OEM sales. Management expects to see additional negative YTY impacts in the first quarter of 2006. In the first quarter of 2006, management expects supplies revenue to be about flat versus last year.

To improve profitability and the company’s cost and expense structure, the company announced two action plans in January 2006:

•	First, the company is implementing a more rigorous process to improve lifetime profitability and payback on inkjet sales. A major impact of this change will be a significant reduction in low-end single-function bundle inkjet sales of both branded and OEM products. This change is expected to result in a higher mix of AIOs, stand-alone sales and more profitable sales channels.

•	Second, the company announced a restructuring plan to improve its costs and expense structure. The company will be consolidating manufacturing capacity in its supplies facilities which will include the closure of its Rosyth, Scotland inkjet manufacturing facility. The company will also reduce its costs and expenses in the areas of supply chain, general and administrative expense, as well as marketing and sales support functions. The company also plans to freeze its U.S. pension plan in April 2006, and enhance its corporate 401(k) contribution. In total, the restructuring will eliminate or transfer about 1,350 positions overall, with approximately 825 positions being eliminated, and about 525 positions being transferred to low-cost countries. Management projects the costs of implementing these actions to approximate $130 million in 2006, of which approximately $80 million will be cash expense. The restructuring plan is expected to save approximately $50 million in 2006 and $80 million per year thereafter.
In addition to the restructuring costs expected to be incurred in 2006, the company also expects the adoption of SFAS 123R will have a material impact on its results of operations and earnings per share.
The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto. The following table summarizes the financial results of Lexmark’s operations for the years ended December 31, 2005, 2004 and 2003:

	2005		2004		2003

(Dollars in Millions)	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev

Revenue	$5,221.5	100.0%	$5,313.8	100.0%	$4,754.7	100.0%
Gross profit	1,635.6	31.3	1,791.4	33.7	1,545.1	32.5
Operating expense	1,101.9	21.1	1,059.3	19.9	951.2	20.0
Operating income	533.7	10.2	732.1	13.8	593.9	12.5
Net earnings	356.3	6.8	568.7	10.7	439.2	9.2

Net earnings in 2005 decreased 37% compared to 2004. The decrease in net earnings was principally due to lower operating income as a result of decreased gross profits of $156 million and increased net tax costs of $52 million resulting from the board approval to repatriate $684 million of foreign dividends during 2005 under the American Jobs Creation Act of 2004. Net earnings for 2005 also included one-time termination benefit charges of $10.4 million ($7.7 million after tax) related to the workforce reduction announced in the third quarter of 2005. Net earnings in 2004 included a $20 million tax benefit due to the settlement of all outstanding issues with the Internal Revenue Service on audits for the years 1997-2001.
Net earnings in 2004 increased 29% compared to 2003. The increase in net earnings was due to improved operating income, increased non-operating income and a lower effective tax rate resulting primarily from the above-mentioned $20 million tax benefit in 2004.
Revenue
Consolidated revenue decreased 2% in 2005 compared to 2004 and increased 12% in 2004 compared to 2003.
During fiscal 2005 and 2004, one customer, Dell, accounted for $782 million, or 15.0% and $570 million, or 10.7% of the company’s total revenue, respectively. Sales to Dell are included in both the business and consumer market segments. In 2003, no single customer accounted for 10% or more of total revenue.
The following tables provide a breakdown of the company’s revenue by market segment, product category, unit shipments and revenue by geography:
Revenue by market segment:

(Dollars in Millions)	2005	2004	% Change	2004	2003	% Change

Business	$2,774.8	$2,816.6	(1)%	$2,816.6	$2,626.9	7%
Consumer	2,446.7	2,497.2	(2)	2,497.2	2,127.6	17
All other	—	—	n/a	—	0.2	n/a

Total revenue	$5,221.5	$5,313.8	(2)%	$5,313.8	$4,754.7	12%

Revenue by product:

(Dollars in Millions)	2005	2004	% Change	2004	2003	% Change

Laser and inkjet printers	$1,799.4	$2,000.1	(10)%	$2,000.1	$1,759.8	14%
Laser and inkjet supplies	3,117.2	2,974.8	5	2,974.8	2,629.4	13
Other	304.9	338.9	(10)	338.9	365.5	(7)

Total revenue	$5,221.5	$5,313.8	(2)%	$5,313.8	$4,754.7	12%

Unit shipments:

(Units in Millions)	2005	2004	2003

Laser units	2.0	1.7	1.3
Inkjet units	18.4	18.3	15.2

Business market segment
During 2005, revenue in the business market segment decreased $42 million or 1% compared to 2004. This decrease was principally due to decreased hardware revenue attributable to more aggressive pricing and lower than expected supplies revenue growth. During 2005, the company experienced a 15% unit growth in laser unit shipments, but saw significant hardware price declines and a continuing mix shift to low-end products. Laser hardware AUR was down approximately 20% in 2005 compared to 2004, reflecting the impact of pricing and a continuing unfavorable mix shift to low-end monochrome lasers. In the fourth quarter of 2005, laser units declined 7% YTY with strong unit growth in color lasers and good unit growth in branded low-end monochrome lasers being more than offset by declines in branded workgroup laser and OEM sales.
During 2004, revenue in the business market segment increased $190 million or 7% over 2003. This growth was principally due to increases in unit volumes. During 2004, the company experienced a 31% unit growth in the business market segment, but saw significant hardware price declines and continuing mix shift to low-end products, resulting in revenue growth less than unit growth. Laser hardware AUR was down approximately 20% in 2004 compared to 2003, reflecting the impact of both pricing and an unfavorable mix shift to low-end monochrome lasers.
Consumer market segment
During 2005, revenue in the consumer market segment decreased $51 million or 2% over prior year. This decrease was principally due to decreased hardware revenue attributable to more aggressive pricing and promotion activities and lower than expected supplies revenue growth. During 2005, the company experienced about flat YTY unit sales and saw significant hardware price declines. Inkjet hardware AUR was down approximately 15% in 2005 compared to 2004, reflecting the impact of pricing partially offset by a more favorable mix shift to AIOs. In the fourth quarter of 2005, inkjet unit shipments were down 8% YTY as unit growth in branded AIOs including unit growth in the key segment of photo AIOs and inkjet four-in-ones were more than offset by declines in branded single function printers and OEM unit sales.
During 2004, revenue in the consumer market segment increased $370 million or 17% over the prior year. During 2004, this increase was principally due to 21% unit growth, principally driven by inkjet AIO products. Inkjet hardware AUR was down slightly in 2004 compared to 2003.
Revenue by geography:

(Dollars in Millions)	2005	2004	% Change	2004	2003	% Change

United States	$2,360.5	$2,397.8	(2)%	$2,397.8	$2,169.0	11%
Europe	1,853.8	1,926.3	(4)	1,926.3	1,675.9	15
Other International	1,007.2	989.7	2	989.7	909.8	9

Total revenue	$5,221.5	$5,313.8	(2)%	$5,313.8	$4,754.7	12%

During 2005, revenue decreased in the U.S. and Europe geographies due to the previously mentioned aggressive pricing and promotion activities and softer than expected supplies growth, partially offset by the increase in revenue in the Other International geographies when compared to 2004. Currency did not have a material impact on revenue in Europe and Other International geographies during 2005. During 2004, revenue increased in all geographies when compared to 2003 principally due to the previously discussed unit growth. Revenue in Europe and Other International geographies was favorably impacted by currency in 2004 and 2003 compared to the prior year.
Gross Profit
The following table provides gross profit information:

(Dollars in Millions)	2005	2004	Change	2004	2003	Change

Gross profit:
Dollars	$1,635.6	$1,791.4	(9)%	$1,791.4	$1,545.1	16%
% of revenue	31.3%	33.7%	(2.4)pts	33.7%	32.5%	1.2pts

During 2005, consolidated gross profit and gross profit as a percentage of revenue decreased when compared to the prior year. The 2.4 percentage point decrease in the gross profit margin from 2004 was principally due to lower product margins of 5.2 percentage points which was mostly printer driven, partially offset by a 2.8 percentage point favorable mix shift among products toward supplies.
During 2004, consolidated gross profit and gross profit as a percentage of revenue increased when compared to the prior year. The 1.2 percentage point improvement in the gross profit margin over 2003 was principally due to improved product margins (1.9 percentage points) which was mostly printer driven, partially offset by a negative mix among products toward hardware (0.7 percentage points).
During 2005, the company continued efforts begun in 2002 to execute supplier managed inventory (“SMI”) agreements with its primary suppliers to improve the efficiency of the supply chain. In instances where a non-cancelable commitment is made to purchase product at a cost greater than the expected sales price, the company’s accounting policy is to recognize a liability and related expense for future losses. During 2005, several products transitioned to SMI agreements that were not previously under such agreements. The pre-tax benefit in 2005 to the company of this transition was approximately $49 million which was reflected as lower adverse purchase commitment charges. The benefits of products transitioning to SMI agreements in 2004 and 2003 were approximately $18 million and

$3 million, respectively. As of December 31, 2005, the significant majority of major printer suppliers are now under new SMI agreements. As such, the company does not anticipate significant impacts going forward. Any impact on future operations would depend upon factors such as the company’s ability to negotiate new SMI agreements, future market pricing and product costs.
Operating Expense
The following table presents information regarding the company’s operating expenses during the periods indicated:

	2005		2004		2003

(Dollars in Millions)	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev

Operating expense:
Research and development	$336.4	6.4%	$312.7	5.9%	$265.7	5.6%
Selling, general & administrative	765.5	14.7	746.6	14.0	685.5	14.4

Total operating expense	$1,101.9	21.1%	$1,059.3	19.9%	$951.2	20.0%

During 2005, operating expense increased $43 million or 4% compared to the prior year as the company continued its strategic investments in research and development and increased selling, general and administrative expenses. The company increased its research and development spending by $47 million or 18% in 2004 and by $24 million or 8% in 2005. The company continued its accelerated investment in research and development to support product and solution development and expects this to continue. This investment has led to new products and solutions aimed at targeted growth segments including color laser, laser AIO and business inkjet, as well as a pipeline of future products.
Selling, general and administrative expenses increased $19 million or 3% compared to the prior year principally due to one-time termination benefit charges of $10.4 million related to the workforce reduction announced in the third quarter of 2005. The company also continued during 2005 its “Uncomplicate” advertising campaign launched in the fourth quarter of 2004 to develop Lexmark’s brand awareness and brand positioning.
During 2004, operating expense increased $108 million or 11% compared to the prior year. The company has accelerated its investment in research and development to support new product initiatives and to advance current technologies . Additionally, in the fourth quarter of 2004, the company launched an advertising campaign to build brand image and awareness. The slight decrease in operating expense as a percent of revenue was primarily due to revenue growing at a faster rate than selling, general and administrative expense, partially offset by higher research and development spending.
Operating Income (Loss)
The following table provides operating income by market segment:

(Dollars in Millions)	2005	2004	Change	2004	2003	Change

Operating income (loss):
Business	$661.0	$752.2	(12)%	$752.2	$682.1	10%
% of segment revenue	23.8%	26.7%	(2.9)pts	26.7%	26.0%	.7pts
Consumer	232.1	333.2	(30)%	333.2	225.0	48%
% of segment revenue	9.5%	13.3%	(3.8)pts	13.3%	10.6%	2.7pts
Other	(359.4)	(353.3)	(2)%	(353.3)	(313.2)	(13)%

Total operating income (loss)	$533.7	$732.1	(27)%	$732.1	$593.9	23%
% of total revenue	10.2%	13.8%	(3.6)pts	13.8%	12.5%	1.3pts

For 2005, the decrease in consolidated operating income was primarily due to a $156 million decrease in gross profit attributable to gross profit margin erosion and a $43 million increase in operating expenses as discussed above compared to the prior year. Operating income for the business and consumer market segments decreased $91 million and $101 million, respectively, compared to the prior year primarily due to lower gross profits attributable to lower revenues and lower product margins in each segment.
For 2004, the increase in the consolidated operating income was due to a $246 million increase in gross profit, partially offset by a $108 million increase in operating expense. Operating income for the business and consumer market segments increased $70 million and $108 million, respectively, in 2004 compared to 2003. The increases in operating income for both the business and consumer markets were due to higher revenue and improvements in product margins.
Interest and Other

(Dollars in Millions)	2005	2004	2003

Interest & other (income) expense
Interest (income) expense, net	$(26.5)	$(14.5)	$(0.4)
Other expense (income), net	6.5	0.1	0.8

Total interest and other (income) expense, net	$(20.0)	$(14.4)	$0.4

Total interest and other (income) expense, net, was income of $20 million in 2005 compared to $14 million in 2004. This increase was primarily due to $12 million of additional interest income attributable to higher interest rates in 2005 compared to 2004, partially offset by foreign exchange losses of $4 million in 2005 compared to foreign exchange gains of $2 million in 2004.
Total interest and other (income) expense, net, was income of $14 million in 2004 compared to net expense of $0.4 million in 2003. This increase was primarily due to additional income in 2004 as a result of an increased level of cash and marketable securities held by the company.
Provision for Income Taxes and Related Matters
The company’s effective income tax rate was approximately 35.6%, 23.8%, and 26.0% for 2005, 2004, and 2003, respectively.
The current year’s effective income tax rate was impacted by two specific events. First, due to the retroactive extension of a favorable, non-United States tax rate, the income tax provision was reduced by $3.1 million, or $0.02 per share. Second, on October 22, 2004, the President of the U.S. signed the American Jobs Creation Act of 2004 (the “AJCA”). The AJCA created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends-received deduction for certain dividends from controlled foreign corporations. On April 28, 2005, the company’s board of directors approved a Domestic Reinvestment Plan (“DRP”) under the AJCA. Pursuant to the DRP, the company repatriated $684 million for which it will claim the 85 percent dividends-received deduction provided by the AJCA. The company’s 2005 income tax provision includes $51.9 million, or $0.42 per share, to cover the Federal, State, and foreign income taxes the company has estimated it will owe in connection with its repatriation of the $684 million. Excluding the impact of these two events, the effective income tax rate for 2005 would have been 26.8%.
During 2004, the Internal Revenue Service (“IRS”) completed its examination of the company’s income tax returns for all years through 2001. As a result of the completion of those audits, the company reversed previously accrued taxes, reducing the income tax provision by $20 million, or $0.15 per share, in the third quarter of 2004. Excluding the impact of this adjustment, the company’s effective income tax rate was 26.5% for 2004.

The IRS has started its examination of tax years 2002 and 2003. The IRS has not commenced examinations of tax years 2004 and 2005. The company and its subsidiaries are also subject to tax examinations in various state and foreign jurisdictions. The company believes that adequate amounts have been provided for any adjustments that may result from these examinations.
The company is subject to a tax holiday in Switzerland with respect to the earnings of one of the company’s wholly-owned Swiss subsidiaries. The holiday will expire at the end of 2006. In 2005, the benefit derived from the tax holiday was $11.5 million, or $0.09 per share. In 2004, the benefit derived from the tax holiday was $4.9 million, or $0.04 per share.
As of December 31, 2005, the company had non-U.S. tax loss carryforwards of $5.9 million, of which $5.5 million have an indefinite carryforward period and $0.4 million has a remaining carryforward period of 4 years.
Net Earnings
Net earnings in 2005 decreased 37% compared to 2004. The decrease in net earnings was principally due to lower operating income of $198 million as a result of decreased gross profits and increased tax charges as discussed above. Net earnings for 2005 also included one-time termination benefit charges of $10.4 million ($7.7 million after tax) related to the workforce reduction announced in the third quarter of 2005. Net earnings in 2004 included a $20 million tax benefit due to the settlement of all outstanding issues with the Internal Revenue Service on audits for the years 1997-2001.
Net earnings in 2004 increased 29% compared to 2003. The increase in net earnings was due to improved operating income, increased non-operating income and a lower effective tax rate resulting primarily from the above-mentioned $20 million tax benefit in 2004.
Earnings per Share
Basic net earnings per share were $2.94 for 2005 compared to $4.38 in 2004. Diluted net earnings per share were $2.91 for 2005 compared to $4.28 in 2004. Both basic and diluted net earnings per share for 2005 included $0.40 per share net tax cost primarily related to the previously mentioned approval to repatriate foreign dividends partially offset by a benefit from the retroactive extension of a favorable non-U.S. tax rate. Additionally, both basic and diluted net earnings per share for 2005 included a $0.06 per share charge for one-time termination benefit charges from the previously announced workforce reduction. Excluding these items, the decreases in basic and diluted net earnings per share were primarily attributable to decreased net earnings partially offset by the decrease in the average number of shares outstanding due to the company’s stock repurchases. Both basic and diluted net earnings per share for 2004 included a $0.15 benefit associated with the previously mentioned tax settlement.
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
WORKFORCE REDUCTION
In order to optimize the company’s expense structure, the company approved a plan during the third quarter of 2005 that would reduce its workforce by approximately 275 employees worldwide from various business functions and job classes. A majority of the affected employees exited during the third quarter of 2005 and the separation of the remainder of the affected employees was completed by December 31, 2005.
As of December 31, 2005, the company incurred one-time termination benefit charges of $10.4 million ($7.7 million after tax) related to the plan that is included on the selling, general and administrative line in the operating expense section of the company’s Consolidated Statements of Earnings. Although the workforce reduction was complete at year-end 2005, approximately $1.0 million of one-time termination benefit payments are remaining to be paid and are reflected in the company’s liability balance at December 31, 2005.
The following table presents a rollforward of the liability incurred for one-time termination benefit charges in connection with the plan. The liability is included on the accrued liabilities line in the company’s Consolidated Statements of Financial Position.

(Dollars in Millions)

Balance at January 1, 2005	$—
Costs incurred	10.4
Payments	(9.3)
Other	(0.1)

Balance at December 31, 2005	$1.0

As of December 31, 2005, the company incurred one-time termination benefit charges of $6.5 million in its Business segment, $2.6 million in its Consumer segment and $1.3 million in its All Other segment.
On January 24, 2006, the company announced a restructuring plan to reduce workforce, consolidate some manufacturing capacity, and make certain changes to its U.S. retirement plans. The restructuring plan is expected to save approximately $50 million in 2006 and $80 million per year thereafter. Refer to Note 18, Subsequent Events, of the Notes to Consolidated Financial Statements for further details.
PENSION AND OTHER POSTRETIREMENT PLANS
The following table provides the total pre-tax cost related to Lexmark’s retirement plans for the years 2005, 2004 and 2003. Cost amounts are included as an addition to the company’s cost and expense amounts in the Consolidated Statements of Earnings.

(Dollars in Millions)	2005	2004	2003

Total cost of pension and other postretirement plans	$43.8	$27.5	$31.1

Comprised of:
Defined benefit plans	$26.1	$9.5	$15.8
Defined contribution plans	13.6	12.8	12.8
Other postretirement plans	4.1	5.2	2.5

At the beginning of 2004, the company reduced its expected long-term asset return assumption on the U.S. plan from 8.5% to 8.0%. The resulting increase in expense in the U.S. was offset by decreases in the non-U.S. pension expense due to plan changes. The increase in the cost of defined benefit plans in 2005 was primarily due to the recognition of previous years’ investment losses and a curtailment loss due to restructuring in the U.S.
The company reduced its discount rate assumption in the U.S. from 6.5% to 6.3% at the end of 2003, from 6.3% to 5.8% at the end of 2004, and from 5.8% to 5.6% at the end of 2005. These changes, combined with other changes in actuarial assumptions, such as the assumed rate of compensation increase, did not have a significant impact on the company’s results of operations for 2005, nor are they expected to have a material effect in 2006.
On January 24, 2006, the company announced certain changes to its U.S. retirement plans. Refer to Note 18, Subsequent Events, of the Notes to Consolidated Financial Statements for further details.
Future effects of retirement-related benefits, including the changes noted above, on the operating results of the company depend on economic conditions, employee demographics, mortality rates and investment performance. See Note 13 of the Notes to Consolidated Financial Statements for additional information relating to the company’s pension and other postretirement plans.

LIQUIDITY AND CAPITAL RESOURCES
Financial Position
Lexmark’s financial position remains strong at December 31, 2005, with working capital of $936 million compared to $1,533 million at December 31, 2004. The decease in working capital accounts was primarily due to lower cash and cash equivalents and marketable securities in 2005 resulting principally from the company’s stock repurchase activity. At December 31, 2005, the company had $149.6 million of long-term debt and no short-term debt outstanding. The debt to total capital ratio was 9% at December 31, 2005, compared to 7% at December 31, 2004. The company had no amounts outstanding under its U.S. trade receivables financing program or its revolving credit facility at December 31, 2005.
Liquidity
The following table summarizes the results of the company’s Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003:

(Dollars in Millions)	2005	2004	2003

Net cash flow provided by (used for):
Operating activities	$576.4	$775.4	$747.6
Investing activities	4.9	(688.1)	(543.9)
Financing activities	(1,036.9)	(209.4)	36.0
Effect of exchange rate changes on cash	(2.3)	3.7	7.2

Net (decrease) increase in cash and cash equivalents	$(457.9)	$(118.4)	$246.9

The company’s primary source of liquidity has been cash generated by operations, which totaled $576 million, $775 million and $748 million in 2005, 2004 and 2003, respectively. Cash from operations generally has been sufficient to allow the company to fund its working capital needs and finance its capital expenditures during these periods along with the repurchase of approximately $1.1 billion, $0.3 billion and an immaterial amount of its Class A common stock during 2005, 2004 and 2003, respectively. Management believes that cash provided by operations will continue to be sufficient to meet operating and capital needs. However, in the event that cash from operations is not sufficient, the company has other potential sources of cash through utilization of its accounts receivable financing program, revolving credit facility or other financing sources.
Operating activities
The decrease in cash flows from operating activities from 2004 to 2005 was primarily due to decreased earnings. The cash flow changes in working capital accounts were principally due to the company’s continued focus on cash cycle management and timing of payments. Trade receivables decreased from 2004 amounts as December 2005 sales were lower than the prior year. The company’s days of sales outstanding were 39 days at December 31, 2005, up slightly from 38 days at December 31, 2004. The days of sales outstanding is calculated on a 90-day moving average based on gross accounts receivable and is adjusted for certain accounts receivable items which have no corresponding revenue, such as value-added taxes. Inventory levels decreased from the prior year due to the company’s continued focus on inventory management. The company’s days of inventory decreased from 47 days at December 31, 2004, to 44 days at December 31, 2005. The days of inventory is calculated on a 90-day moving average based on annualized cost of goods sold. Accounts payable decreased from the prior year primarily due to the timing of payments to suppliers. The changes noted in the accrued liabilities and other assets and liabilities line items in the current year were primarily attributable to decreases in the company’s derivative liabilities from the prior year (refer to Note 14, Derivatives, Financial Instruments and Risk Management, of the Notes to Consolidated Financial Statements for further details), decreases in compensation accruals and changes in various income tax-related accounts.

The increase in cash flows from operating activities from 2003 to 2004 was primarily due to increased earnings partially offset by a net unfavorable change in various asset and liability accounts. Trade receivables increased from 2003 amounts as December 2004 sales were higher than the prior year and an increase in the company’s days of sales outstanding from the prior year. The company’s days of sales outstanding were 38 days at December 31, 2004, up from 36 days at December 31, 2003. The days of sales outstanding is calculated as discussed above. Inventory levels increased from the prior year as the company’s days of inventory increased from 46 days at December 31, 2003, to 47 days at December 31, 2004. Accounts payable increased from the prior year primarily due to the timing of payments to suppliers. The company also experienced favorable changes in accrued liabilities and unfavorable changes in other assets and liabilities and deferred taxes.
Cash flows from operations were reduced during 2005, 2004 and 2003 by $3 million, $53 million and $115 million, respectively, due to contributions to the company’s defined benefit pension plans. See Note 13 of the Notes to Consolidated Financial Statements for more information regarding the company pension and other postretirement plans.
Investing activities
The company began investing in marketable securities during the third quarter of 2003, which resulted in a net use of cash of $490 million and $452 million in 2004 and 2003, respectively. The company decreased its marketable securities investments in 2005 by $220 million due to its share repurchase program activity. Refer to the section, Stock Repurchase, which follows for further discussion of the company’s stock repurchase program during 2005.
The company spent $201 million, $198 million and $94 million on capital expenditures during 2005, 2004 and 2003, respectively. The capital expenditures for 2005 related to infrastructure support, manufacturing capacity expansion and new product development.
Financing activities
The fluctuations in the net cash flows from financing activities were principally due to the company’s share repurchase activity. The company repurchased $1.1 billion, $281 million and $5 million of treasury stock during 2005, 2004 and 2003, respectively.
Credit Facility
Effective January 20, 2005, the company entered into a $300 million 5-year senior, unsecured, multicurrency revolving credit facility with a group of banks. Upon entering into the new credit agreement, the company terminated the prior $300 million unsecured, revolving credit facility that was due to expire on May 29, 2005. There were no amounts outstanding under the prior facility upon its termination. Under the new credit facility, the company may borrow in dollars, euros, British pounds sterling and Japanese yen. Under certain circumstances, the aggregate amount available under the new facility may be increased to a maximum of $500 million. As of December 31, 2005 and 2004, there were no amounts outstanding under the company’s credit facilities.
Interest on all borrowings under the new facility depends upon the type of loan, namely alternative base rate loans, swingline loans or eurocurrency loans. Alternative base rate loans bear interest at the greater of the prime rate or the federal funds rate plus one-half of one percent. Swingline loans (limited to $50 million) bear interest at an agreed upon rate at the time of the borrowing. Eurocurrency loans bear interest at the sum of (i) a LIBOR rate for the applicable currency and interest period and (ii) an interest rate spread based upon the company’s debt ratings ranging from 0.18% to 0.80%. In addition, the company is required to pay a facility fee on the $300 million line of credit of 0.07% to 0.20% based upon the company’s debt ratings. The interest and facility fees are payable at least quarterly.

The new credit agreement contains usual and customary default provisions, leverage and interest coverage restrictions and certain restrictions on secured and subsidiary debt, disposition of assets, liens and mergers and acquisitions. The $300 million new credit facility has a maturity date of January 20, 2010.
Long-term Debt
The company has outstanding $150.0 million principal amount of 6.75% senior notes due May 15, 2008, which was initially priced at 98.998%, to yield 6.89% to maturity. A balance of $149.6 million (net of unamortized discount of $0.4 million) was outstanding at December 31, 2005. At December 31, 2004, the balance was $149.5 million (net of unamortized discount of $0.5 million). The senior notes contain typical restrictions on liens, sale leaseback transactions, mergers and sales of assets. There are no sinking fund requirements on the senior notes and they may be redeemed at any time at the option of the company, at a redemption price as described in the related indenture agreement, as supplemented and amended, in whole or in part.
During October 2003, the company entered into interest rate swap contracts to convert its $150.0 million principal amount of 6.75% senior notes from a fixed interest rate to a variable interest rate. Interest rate swaps with a notional amount of $150.0 million were executed whereby the company will receive interest at a fixed rate of 6.75% and pay interest at a variable rate of approximately 2.76% above the six-month London Interbank Offered Rate (“LIBOR”). These interest rate swaps have a maturity date of May 15, 2008, which is equivalent to the maturity date of the senior notes.
Other Information
The company is in compliance with all covenants and other requirements set forth in its debt agreements. The company does not have any rating downgrade triggers that would accelerate the maturity dates of its revolving credit facility and public debt. However, a downgrade in the company’s credit rating could adversely affect the company’s ability to renew existing, or obtain access to new, credit facilities in the future and could increase the cost of such facilities.
Contractual Cash Obligations
The following table summarizes the company’s contractual obligations at December 31, 2005:

		Less than	1-3	3-5	More than
(Dollars in Millions)	Total	1 Year	Years	Years	5 Years

Long-term debt	$150	$—	$150	$—	$—
Short-term borrowings	—	—	—	—	—
Capital leases	9	4	5	—	—
Operating leases	134	37	54	28	15
Purchase obligations	278	278	—	—	—

Total contractual obligations	$571	$319	$209	$28	$15

Purchase obligations reported in the table above include agreements to purchase goods or services that are enforceable and legally binding on the company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.
Trade Receivables Facility
In October 2004, the company entered into an amended and restated agreement to sell a portion of its trade receivables on a limited recourse basis. The amended agreement allows for a maximum capital availability of $200 million under this facility. The primary purpose of the amendment was to extend the term of the facility to October 16, 2007, with required annual renewal of commitments in October 2005 and 2006. In October 2005, the facility was renewed until October 6, 2006.

This facility contains customary affirmative and negative covenants as well as specific provisions related to the quality of the accounts receivables sold. As collections reduce previously sold receivables, the company may replenish these with new receivables. The company bears a limited risk of bad debt losses on the trade receivables sold, since the company overcollateralizes the receivables sold with additional eligible receivables. The company addresses this risk of loss in its allowance for doubtful accounts. Receivables sold to the unrelated third-party may not include amounts over 90 days past due or concentrations over certain limits with any one customer. The facility also contains customary cash control triggering events which, if triggered, could adversely affect the company’s liquidity and/or its ability to sell trade receivables. A downgrade in the company’s credit rating could reduce the company’s ability to sell trade receivables. At December 31, 2005 and 2004, there were no trade receivables outstanding under the facility.
Off-Balance Sheet Arrangements
At December 31, 2005 and 2004, the company did not have any off-balance sheet arrangements. The company maintains a facility whereby it may sell trade receivables to an unrelated third party as discussed in Note 4 of the Notes to the Consolidated Financial Statements.
Stock Repurchase
In July 2005, the company received authorization from the board of directors to repurchase an additional $500 million of its Class A common stock for a total repurchase authority of $2.9 billion. At December 31, 2005, there was approximately $0.3 billion of share repurchase authority remaining. On January 20, 2006, the company received authorization from the board of directors to repurchase an additional $1.0 billion of its Class A common stock for a total repurchase authority of $3.9 billion. As of January 20, 2006, there was approximately $1.3 billion of share repurchase authority remaining. This repurchase authority allows the company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During 2005, the company repurchased approximately 17.0 million shares at a cost of approximately $1.1 billion. As of December 31, 2005, since the inception of the program in April 1996, the company had repurchased approximately 55.0 million shares for an aggregate cost of approximately $2.6 billion. As of December 31, 2005, the company had reissued 0.5 million shares of previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44 million shares of treasury stock mentioned below, the net treasury shares outstanding at December 31, 2005, were 10.5 million.
On December 20, 2005, the company received authorization from the board of directors and retired 44 million shares of the company’s Class A common stock currently held in the company’s treasury as treasury stock. The retired shares resumed the status of authorized but unissued shares of Class A common stock. Refer to the Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings for the effects on common stock, capital in excess of par, retained earnings and treasury stock from the retirement of the 44 million shares of Class A common stock.
CAPITAL EXPENDITURES
Capital expenditures totaled $201 million, $198 million and $94 million in 2005, 2004 and 2003, respectively. The capital expenditures for 2005 related to infrastructure support, manufacturing capacity, and new product development. During 2006, the company expects capital expenditures to be approximately $230 million, primarily attributable to infrastructure support, manufacturing capacity expansion and new product development. The capital expenditures are expected to be funded through cash from operations.

EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT
Revenue derived from international sales, including exports from the U.S., accounts for approximately 55% of the company’s consolidated revenue, with Europe accounting for approximately two-thirds of international sales. Substantially all foreign subsidiaries maintain their accounting records in their local currencies. Consequently, period-to-period comparability of results of operations is affected by fluctuations in currency exchange rates. Certain of the company’s Latin American entities use the U.S. dollar as their functional currency.
Currency translation has had less of an impact on international revenue in recent years. Currency translation did not have a material impact on 2005 operating income, while the 2004 and 2003 operating income was materially positively affected by exchange rate fluctuations. The company acts to neutralize the effects of exchange rate fluctuations through the use of operational hedges, such as pricing actions and product sourcing decisions.
The company’s exposure to exchange rate fluctuations generally cannot be minimized solely through the use of operational hedges. Therefore, the company utilizes financial instruments such as forward exchange contracts and currency options to reduce the impact of exchange rate fluctuations on actual and anticipated cash flow exposures and certain assets and liabilities, which arise from transactions denominated in currencies other than the functional currency. The company does not purchase currency related financial instruments for purposes other than exchange rate risk management.
RECENT ACCOUNTING PRONOUNCEMENTS
In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amends the guidance in Accounting Revenue Bulletin (“ARB 43”), Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges . . .”. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005, and are required to be adopted by the company in the first quarter of fiscal 2006. The company expects the adoption of SFAS 151 will not have a material impact on the company’s financial position, results of operations and cash flows.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized in the financial statements based on their fair value beginning with the first interim or annual reporting period that begins after June 15, 2005. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC Staff’s interpretation of SFAS 123R and provides the Staff’s views regarding interactions between SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. In April 2005, the SEC amended Regulation S-X to amend the date for compliance with SFAS 123R so that each registrant (that is not a small business issuer) will be required to prepare financial statements in accordance with SFAS 123R beginning with the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. The company expects the adoption of SFAS 123R and related FASB Staff Positions (“FSP”) will have a material impact on its results of operations and earnings per share.
In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets  — an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“SFAS 153”). The guidance in APB 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are applicable for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the company’s financial position, results of operations and cash flows.
In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by this Interpretation are those for which an entity has a legal obligation to perform an asset retirement activity, however the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provisions of FIN 47 are effective no later than the end of fiscal years ending after December 15, 2005, although early adoption is encouraged. The adoption of FIN 47 did not have a material impact on the company’s financial position, results of operations and cash flows.
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
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
In September 2005, the FASB reached a final consensus on EITF Issue 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (“EITF 04-13”). EITF 04-13 concludes that two or more legally separate exchange transactions with the same counterparty should be combined and considered as a single arrangement for purposes of applying APB Opinion No. 29, Accounting for Nonmonetary Transactions, when the transactions were entered into “in contemplation” of one another. The consensus contains several indicators to be considered in assessing whether two transactions are entered into in contemplation of one another. If, based on consideration of the indicators and the substance of the arrangement, two transactions are combined and considered a single arrangement, an exchange of finished goods inventory for either raw material or work-in-process should be accounted for at fair value. The provisions of EITF 04-13 should be applied to transactions completed in reporting periods beginning after March 15, 2006. The company is currently evaluating the provisions of EITF 04-13.

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
In November 2005, the FASB issued FSP No. FAS 115-1 and FAS 124-1, The Meaning of Other-Than — Temporary Impairment and Its Application to Certain Investments (collectively referred to as “FSP 115-1”). FSP 115-1 provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The company is currently evaluating the provisions of FSP 115-1.
INFLATION
The company is subject to the effects of changing prices and operates in an industry where product prices are very competitive and subject to downward price pressures. As a result, future increases in production costs or raw material prices could have an adverse effect on the company’s business. In an effort to minimize the impact on earnings of any such increases, the company must continually manage its product costs and manufacturing processes.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
MARKET RISK SENSITIVITY
The market risk inherent in the company’s financial instruments and positions represents the potential loss arising from adverse changes in interest rates and foreign currency exchange rates.
Interest Rates
At December 31, 2005, the fair value of the company’s senior notes was estimated at $156 million using quoted market prices and yields obtained through independent pricing sources for the same or similar types of borrowing arrangements, taking into consideration the underlying terms of the debt. The fair value of the senior notes exceeded the carrying value as recorded in the Consolidated Statements of Financial Position at December 31, 2005, by approximately $6 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $2 million at December 31, 2005.
The company has interest rate swaps that serve as a fair value hedge of the company’s senior notes. The fair value of the interest rate swaps at December 31, 2005, was a liability of $3 million. Market risk for the interest rate swaps is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $2 million at December 31, 2005.
Foreign Currency Exchange Rates
The company employs a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the company’s functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the company is exposed include the euro, the Mexican peso, the Canadian dollar, the Japanese yen, the British pound, the Australian dollar and other Asian and South American currencies. Exposures are hedged with foreign currency forward contracts, put options, and call options generally with maturity dates of less than eighteen months. The potential loss in fair value at December 31, 2005, for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $54 million. This loss would be mitigated by corresponding gains on the underlying exposures.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Lexmark International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS
For the years ended December 31, 2005, 2004 and 2003
(In Millions, Except Per Share Amounts)

	2005	2004	2003

Revenue	$5,221.5	$5,313.8	$4,754.7
Cost of revenue	3,585.9	3,522.4	3,209.6

Gross profit	1,635.6	1,791.4	1,545.1

Research and development	336.4	312.7	265.7
Selling, general and administrative	765.5	746.6	685.5

Operating expense	1,101.9	1,059.3	951.2

Operating income	533.7	732.1	593.9

Interest (income) expense, net	(26.5)	(14.5)	(0.4)
Other expense (income), net	6.5	0.1	0.8

Earnings before income taxes	553.7	746.5	593.5

Provision for income taxes	197.4	177.8	154.3

Net earnings	$356.3	$568.7	$439.2

Net earnings per share:
Basic	$2.94	$4.38	$3.43
Diluted	$2.91	$4.28	$3.34

Shares used in per share calculation:
Basic	121.0	129.7	128.1
Diluted	122.3	132.9	131.4

See notes to consolidated financial statements.

Lexmark International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
As of December 31, 2005 and 2004
(In Millions)

	2005	2004

ASSETS

Current assets:
Cash and cash equivalents	$168.3	$626.2
Marketable securities	720.5	940.5
Trade receivables, net of allowances of $37.4 in 2005 and $40.5 in 2004	650.9	744.4
Inventories	409.2	464.9
Prepaid expenses and other current assets	220.7	224.9

Total current assets	2,169.6	3,000.9

Property, plant and equipment, net	832.2	792.2
Other assets	328.3	331.2

Total assets	$3,330.1	$4,124.3

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$—	$1.5
Accounts payable	572.8	670.6
Accrued liabilities	660.9	795.6

Total current liabilities	1,233.7	1,467.7

Long-term debt	149.6	149.5
Other liabilities	518.1	424.2

Total liabilities	1,901.4	2,041.4

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 1.6 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value:
Class A, 900.0 shares authorized; 111.9 and 127.6 outstanding in 2005 and 2004, respectively	1.2	1.7
Class B, 10.0 shares authorized; no shares issued and outstanding	—	—
Capital in excess of par	832.5	1,076.0
Retained earnings	988.8	2,663.7
Treasury stock, net; at cost; 10.5 and 37.6 shares in 2005 and 2004, respectively	(230.5)	(1,493.2)
Accumulated other comprehensive loss	(163.3)	(165.3)

Total stockholders’ equity	1,428.7	2,082.9

Total liabilities and stockholders’ equity	$3,330.1	$4,124.3

See notes to consolidated financial statements.

Lexmark International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2005, 2004 and 2003
(In Millions)

	2005	2004	2003

Cash flows from operating activities:

Net earnings	$356.3	$568.7	$439.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	158.5	134.9	148.9
Deferred taxes	(22.3)	(6.7)	63.5
Tax benefits from employee stock plans	15.8	43.6	37.2
Other	38.8	11.1	23.7

	547.1	751.6	712.5

Change in assets and liabilities:
Trade receivables	93.5	(129.0)	(15.1)
Inventories	55.7	(27.9)	(26.7)
Accounts payable	(97.8)	204.9	87.2
Accrued liabilities	(134.7)	79.1	8.3
Other assets and liabilities	112.6	(103.3)	(18.6)

Net cash provided by operating activities	576.4	775.4	747.6

Cash flows from investing activities:
Purchases of property, plant and equipment	(201.3)	(198.3)	(93.8)
Purchases of marketable securities	(1,604.3)	(2,927.8)	(1,113.8)
Proceeds from marketable securities	1,824.7	2,437.9	662.3
Other	(14.2)	0.1	1.4

Net cash provided by (used for) investing activities	4.9	(688.1)	(543.9)

Cash flows from financing activities:
(Decrease) increase in short-term debt	(1.5)	0.3	(12.3)
Issuance of treasury stock	0.5	1.5	1.3
Purchase of treasury stock	(1,069.9)	(281.2)	(5.2)
Proceeds from employee stock plans	37.0	71.5	52.2
Other	(3.0)	(1.5)	—

Net cash (used for) provided by financing activities	(1,036.9)	(209.4)	36.0

Effect of exchange rate changes on cash	(2.3)	3.7	7.2

Net (decrease) increase in cash and cash equivalents	(457.9)	(118.4)	246.9
Cash and cash equivalents — beginning of period	626.2	744.6	497.7

Cash and cash equivalents — end of period	$168.3	$626.2	$744.6

See notes to consolidated financial statements.

Lexmark International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE EARNINGS
For the years ended December 31, 2005, 2004 and 2003
(In Millions)

	Class A		Class B
	Common Stock		Common Stock		Capital in
					Excess	Retained	Treasury
	Shares	Amount	Shares	Amount	of Par	Earnings	Stock

Balance at December 31, 2002	126.2	$1.6	—	$—	$863.5	$1,655.8	$(1,209.6)
Comprehensive earnings
Net earnings						439.2
Other comprehensive earnings (loss):
Minimum pension liability adjustment (net of related tax liability of $12.9)
Cash flow hedges, net of reclassifications (net of related tax benefit of $4.6)
Translation adjustment
Other comprehensive earnings (loss)

Comprehensive earnings
Deferred stock plan compensation	0.2				3.5
Shares issued upon exercise of options	2.0				44.3
Shares issued under employee stock purchase plan	0.2				7.9
Tax benefit related to stock plans					37.2
Treasury shares purchased	(0.1)						(5.2)
Treasury shares issued	0.1						1.3

Balance at December 31, 2003	128.6	1.6	—	—	956.4	2,095.0	(1,213.5)
Comprehensive earnings
Net earnings						568.7
Other comprehensive earnings (loss):
Minimum pension liability adjustment (net of related tax liability of $1.1)
Cash flow hedges, net of reclassifications (net of related tax liability of $2.3)
Translation adjustment
Net unrealized gain (loss) on marketable securities (net of related tax benefit of $0.1)
Other comprehensive earnings (loss)

Comprehensive earnings
Deferred stock plan compensation	0.1				4.6
Shares issued upon exercise of options	1.9	0.1			63.3
Shares issued under employee stock purchase plan	0.1				8.1
Tax benefit related to stock plans					43.6
Treasury shares purchased	(3.2)						(281.2)
Treasury shares issued	0.1						1.5

Balance at December 31, 2004	127.6	1.7	—	—	1,076.0	2,663.7	(1,493.2)
Comprehensive earnings
Net earnings						356.3
Other comprehensive earnings (loss):
Minimum pension liability adjustment (net of related tax benefit of $8.2)
Cash flow hedges, net of reclassifications (net of related tax liability of $4.6)
Translation adjustment
Net unrealized gain (loss) on marketable securities (net of related tax liability of $0.0)
Other comprehensive earnings (loss)

Comprehensive earnings
Deferred stock plan compensation	0.1				4.1
Shares issued upon exercise of options	1.0				28.4
Shares issued under employee stock purchase plan	0.1				8.6
Tax benefit related to stock plans					15.8
Treasury shares purchased	(17.0)						(1,069.9)
Treasury shares issued	0.1						0.5
Treasury shares retired		(0.5)			(300.4)	(2,031.2)	2,332.1

Balance at December 31, 2005	111.9	$1.2	—	$—	$832.5	$988.8	$(230.5)

See notes to consolidated financial statements.

	Accumulated Other Comprehensive Earnings (Loss)

	Minimum			Net Unrealized		Total
	Pension	Translation	Cash Flow	Gain (Loss)		Stockholders’
	Liability	Adjustment	Hedges	on Mkt. Sec.	Total	Equity

Balance at December 31, 2002	$(165.0)	$(43.8)	$(20.9)	$—	$(229.7)	$1,081.6
Comprehensive earnings
Net earnings						439.2
Other comprehensive earnings (loss):
Minimum pension liability adjustment (net of related tax liability of $12.9)	20.2				20.2
Cash flow hedges, net of reclassifications (net of related tax benefit of $4.6)			(15.6)		(15.6)
Translation adjustment		28.6			28.6

Other comprehensive earnings (loss)					33.2	33.2

Comprehensive earnings						472.4
Deferred stock plan compensation						3.5
Shares issued upon exercise of options						44.3
Shares issued under employee stock purchase plan						7.9
Tax benefit related to stock plans						37.2
Treasury shares purchased						(5.2)
Treasury shares issued						1.3

Balance at December 31, 2003	(144.8)	(15.2)	(36.5)	—	(196.5)	1,643.0
Comprehensive earnings
Net earnings						568.7
Other comprehensive earnings (loss):
Minimum pension liability adjustment (net of related tax liability of $1.1)	5.0				5.0
Cash flow hedges, net of reclassifications (net of related tax liability of $2.3)			7.7		7.7
Translation adjustment		19.3			19.3
Net unrealized gain (loss) on marketable securities (net of related tax benefit of $0.1)				(0.8)	(0.8)

Other comprehensive earnings (loss)					31.2	31.2

Comprehensive earnings						599.9
Deferred stock plan compensation						4.6
Shares issued upon exercise of options						63.4
Shares issued under employee stock purchase plan						8.1
Tax benefit related to stock plans						43.6
Treasury shares purchased						(281.2)
Treasury shares issued						1.5

Balance at December 31, 2004	(139.8)	4.1	(28.8)	(0.8)	(165.3)	2,082.9
Comprehensive earnings
Net earnings						356.3
Other comprehensive earnings (loss):
Minimum pension liability adjustment (net of related tax benefit of $8.2)	(14.8)				(14.8)
Cash flow hedges, net of reclassifications (net of related tax liability of $4.6)			35.9		35.9
Translation adjustment		(19.3)			(19.3)
Net unrealized gain (loss) on marketable securities (net of related tax liability of $0.0)				0.2	0.2

Other comprehensive earnings (loss)					2.0	2.0

Comprehensive earnings						358.3
Deferred stock plan compensation						4.1
Shares issued upon exercise of options						28.4
Shares issued under employee stock purchase plan						8.6
Tax benefit related to stock plans						15.8
Treasury shares purchased						(1,069.9)
Treasury shares issued						0.5
Treasury shares retired						—

Balance at December 31, 2005	$(154.6)	$(15.2)	$7.1	$(0.6)	$(163.3)	$1,428.7

Lexmark International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Dollars in Millions, Except per Share Amounts)

1.	ORGANIZATION AND BUSINESS
Since its inception in 1991, Lexmark International, Inc. (“Lexmark” or the “company”) has become a leading developer, manufacturer and supplier of printing and imaging solutions for offices and homes. The company’s products include laser printers, inkjet printers, multifunction devices, and associated supplies, services and solutions. The company also sells dot matrix printers for printing single and multi-part forms by business users and develops, manufactures and markets a broad line of other office imaging products. The principal customers for the company’s products are resellers, retailers and distributors worldwide. The company’s products are sold in more than 150 countries in North and South America, Europe, the Middle East, Africa, Asia, the Pacific Rim and the Caribbean.

2.	SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation:
The accompanying consolidated financial statements include the accounts of the company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.
Use of Estimates:
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S.”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the company evaluates its estimates, including those related to customer programs and incentives, product returns, doubtful accounts, inventories, intangible assets, income taxes, warranty obligations, copyright fees, product royalty obligations, restructurings, pension and other postretirement benefits, and contingencies and litigation. The company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Foreign Currency Translation:
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment are translated into U.S. dollars at period-end exchange rates. Income and expense accounts are translated at average exchange rates prevailing during the period. Adjustments arising from the translation of assets and liabilities are accumulated as a separate component of accumulated other comprehensive earnings (loss) in stockholders’ equity.
Cash Equivalents:
All highly liquid investments with an original maturity of three months or less at the company’s date of purchase are considered to be cash equivalents.
Marketable Securities:
The company evaluates its marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, and classifies these investments as held-to-maturity, trading or available-for-sale. Based on the company’s expected holding period, the company has classified all of its marketable securities as available-for-sale and reported these investments in the Consolidated Statements of Financial Position as current assets.

The company reports its available-for-sale marketable securities at fair value with unrealized gains or losses recorded on the accumulated other comprehensive earnings (loss) line in the Consolidated Statements of Financial Position. The company assesses its marketable securities for other-than-temporary declines in value by considering various factors that include, among other things, any events that may affect the creditworthiness of a security’s issuer, the length of time the security has been in a loss position and the company’s ability and intent to hold the security until a forecasted recovery of fair value that may include holding the security to maturity. Realized gains or losses are included in net earnings and are derived using the specific identification method for determining the cost of the securities.
Allowance for Doubtful Accounts:
The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The company estimates the allowance for doubtful accounts based on a variety of factors including the length of time receivables are past due, the financial health of customers, unusual macroeconomic conditions and historical experience. If the financial condition of the company’s customers deteriorates or other circumstances occur that result in an impairment of customers’ ability to make payments, the company records additional allowances as needed.
Fair Value of Financial Instruments:
The financial instruments of the company consist mainly of cash and cash equivalents, marketable securities, trade receivables, short-term debt, long-term debt and derivatives. The fair value of cash and cash equivalents, trade receivables and short-term debt approximates their carrying values due to the relatively short-term nature of the instruments. The fair value of the company’s marketable securities are based on quoted market prices, or in some cases, the company’s amortized cost, which approximates fair value due to the frequent resetting of interest rates resulting in repricing of the investments. The fair value of long-term debt is based on current rates available to the company for debt with similar characteristics. The fair value of derivative financial instruments is based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current assumptions.
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
Internal Use Software Costs:
The company capitalizes direct costs incurred during the application development and implementation stages for developing, purchasing, or otherwise acquiring software for internal use. These software costs are included on the property, plant and equipment line in the Consolidated Statements of Financial Position and are depreciated over the estimated useful life of the software, generally three to five years. All costs incurred during the preliminary project stage are expensed as incurred.
Goodwill and Other Intangible Assets:
The company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The company annually reviews its goodwill for impairment and currently does not have any indefinite-lived intangible assets. The company’s goodwill and intangible assets are immaterial, and therefore are not separately presented in the Consolidated Statements of Financial Position.
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
Revenue Recognition:
General
The company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. The following are the policies applicable to Lexmark’s major categories of revenue transactions:
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
The company also provides price protection to substantially all of its distributor and reseller customers. The amount of price protection is limited based on the amount of dealers and resellers inventory on hand (including in-transit inventory) as of the date of the price change. The company records a reserve for price protection as soon as the price change is probable based on estimated dealer and reseller inventories. The company deems a price reduction to be probable if a decision has been made to take an action and the effective date is within 45 days. Additionally, an allowance for price protection for sales between the date the change is probable and the effective date of the price change is recorded at the time of sale.

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
Multiple Element Revenue Arrangements
The company enters into transactions that include multiple elements, such as a combination of products and services. Revenue for these arrangements is allocated to each element based on its relative fair value and is recognized when the revenue recognition criteria for each element have been met. Relative fair value may be determined by the price of an element if it were sold on a stand-alone basis (referred to as vendor-specific objective evidence (“VSOE”)). In the absence of VSOE, third party evidence (e.g., competitors’ prices of comparable products or services) is used to determine relative fair value.
Advertising Costs:
The company expenses advertising costs when incurred. Advertising expense was approximately $98.7 million, $108.1 million and $80.7 million in 2005, 2004 and 2003, respectively.
Pension and Other Postretirement Plans:
The company accounts for its defined benefit pension plans and its other postretirement benefit plans using actuarial models required by SFAS No. 87, Employers’ Accounting for Pensions (“SFAS No. 87”), and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, respectively. Liabilities are computed using the projected unit credit method. The objective under this method is to expense each participant’s benefits under the plan as they accrue, taking into consideration future salary increases and the plan’s benefit allocation formula. Thus, the total pension to which each participant is expected to become entitled is broken down into units, each associated with a year of past or future credited service.
The discount rate assumption for the pension and other postretirement benefit plan liabilities reflects the rates at which the pension benefits could effectively be settled and are based on current investment yields of high-quality fixed-income investments. At December 31, 2004, the assumed discount rate in the U.S. was determined by use of a benchmark approach that utilized rates from published long-term bond indices. Effective December 31, 2005, the company began using a yield-curve approach to reduce the difference in duration between the bond rates used to set the discount rate and the cash flows of the expected future benefit payments. The yield-curve approach did not have a material impact on current period operating results and is not expected to have a material impact on future operating results. The company’s assumed long-term rate of return on plan assets is based on long-term historical actual return information, the mix of investments that comprise plan assets and future estimates of long-term investment returns by reference to external sources. Differences between actual and expected asset returns on equity investments are recognized in the calculation of net periodic benefit cost over five years. The rate of compensation increase is determined by the company based upon its long-term plans for such increases. Unrecognized actuarial gains and losses that fall outside the “10% corridor”, as defined by SFAS No. 87, are amortized on a straight-line basis over the remaining estimated service period of participants.
The company’s funding policy for its pension plans is to fund minimum amounts according to the regulatory requirements under which the plans operate. From time to time, the company may choose to fund amounts in excess of the minimum for various reasons.

The company accrues for the cost of providing postretirement benefits such as medical and life insurance coverage over the remaining estimated service period of participants. These benefits are funded by the company when paid.
The company uses a December 31 measurement date for its pension and other postretirement plans.
Stock-Based Compensation:
In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of SFAS 123, which provided alternative methods for a voluntary change to the fair value method of accounting for stock-based employee compensation and amended the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. The company elected to continue to account for its stock-based employee compensation plans under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The following disclosures are provided in accordance with SFAS 148.
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

	Year Ended December 31

	2005		2004	2003

Net earnings, as reported	$356.3		$568.7	$439.2
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(52.3	)(1)	(41.0)	(39.8)

Pro forma net income	$304.0		$527.7	$399.4

Net earnings per share:
Basic — as reported	$2.94		$4.38	$3.43
Basic — pro forma	$2.51		$4.07	$3.12

Diluted — as reported	$2.91		$4.28	$3.34
Diluted — pro forma	$2.48		$3.97	$3.04

(1)	2005 stock-based employee compensation expense includes the $25 million (pre-tax) impact of the acceleration of certain unvested “out-of-the-money” stock options performed in December 2005. Refer to Note 12 of the Notes to Consolidated Financial Statement for further details.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized in the financial statements based on their fair value beginning with the first interim or annual reporting period that begins after June 15, 2005. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC Staff’s interpretation of SFAS 123R and provides the Staff’s views regarding interactions between SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. In April 2005, the SEC amended Regulation S-X to amend the date for compliance with SFAS 123R so that each registrant (that is not a small business issuer) will be required to prepare financial statements in accordance with SFAS 123R beginning with the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005.

The company expects the adoption of SFAS 123R and related FASB Staff Positions (“FSP”) will have a material impact on its results of operations and earnings per share.
Income Taxes:
The provision for income taxes is computed based on pre-tax income included in the Consolidated Statements of Earnings. The company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.
Derivatives:
The company accounts for derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. SFAS 138 and SFAS 149 amended certain portions of SFAS 133. These statements require that all derivatives, including foreign currency exchange contracts, be recognized in the statement of financial position at their fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of underlying assets or liabilities through earnings or recognized in other comprehensive earnings (loss) until the underlying hedged item is recognized in earnings. Any ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.
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
Other Comprehensive Earnings (Loss):
Other comprehensive earnings (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the U.S. are included in comprehensive earnings (loss) but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax. The company’s other comprehensive earnings (loss) is composed of adjustments made to recognize additional minimum liabilities associated with the company’s defined benefit pension plans, foreign currency translation adjustments, deferred gains and losses on cash flow hedges and net unrealized gains and losses on marketable securities.
Segment Data:
The company manufactures and sells a variety of printing and multifunction products and related supplies and services and is primarily managed along business and consumer market segments. Refer to Note 17 of the Notes to Consolidated Financial Statements for additional information regarding the company’s reportable segments.
Recent Accounting Pronouncements:
In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amends the guidance in Accounting Revenue Bulletin (“ARB 43”), Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges . . .”. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005, and are required to be adopted by the company in the first quarter of fiscal 2006. The company expects the adoption of SFAS 151 will not have a material impact on the company’s financial position, results of operations and cash flows.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized in the financial statements based on their fair value beginning with the first interim or annual reporting period that begins after June 15, 2005. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC Staff’s interpretation of SFAS 123R and provides the Staff’s views regarding interactions between SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. In April 2005, the SEC amended Regulation S-X to amend the date for compliance with SFAS 123R so that each registrant (that is not a small business issuer) will be required to prepare financial statements in accordance with SFAS 123R beginning with the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. The company expects the adoption of SFAS 123R and related FSP’s will have a material impact on its results of operations and earnings per share.
In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“SFAS 153”). The guidance in APB 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are applicable for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the company’s financial position, results of operations and cash flows.
In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by this Interpretation are those for which an entity has a legal obligation to perform an asset retirement activity, however the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provisions of FIN 47 are effective no later than the end of fiscal years ending after December 15, 2005, although early adoption is encouraged. The adoption of FIN 47 did not have a material impact on the company’s financial position, results of operations and cash flows.
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15,

2005. The adoption of SFAS 154 did not have a material impact on the company’s financial position, results of operations and cash flows.
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
In September 2005, the FASB reached a final consensus on EITF Issue 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (“EITF 04-13”). EITF 04-13 concludes that two or more legally separate exchange transactions with the same counterparty should be combined and considered as a single arrangement for purposes of applying APB Opinion No. 29, Accounting for Nonmonetary Transactions, when the transactions were entered into “in contemplation” of one another. The consensus contains several indicators to be considered in assessing whether two transactions are entered into in contemplation of one another. If, based on consideration of the indicators and the substance of the arrangement, two transactions are combined and considered a single arrangement, an exchange of finished goods inventory for either raw material or work-in-process should be accounted for at fair value. The provisions of EITF 04-13 should be applied to transactions completed in reporting periods beginning after March 15, 2006. The company is currently evaluating the provisions of EITF 04-13.
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
In November 2005, the FASB issued FSP No. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (collectively referred to as “FSP 115-1”). FSP 115-1 provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The company is currently evaluating the provisions of FSP 115-1.

3.	MARKETABLE SECURITIES
The company evaluates its marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and has determined that all of its investments in marketable securities should be classified as available-for-sale and reported at fair value, with unrealized gains and losses recorded in other comprehensive earnings (loss). The fair values of the company’s available-for-sale marketable securities are based on quoted market prices or, in some cases, the company’s amortized cost, which approximates fair value due to the frequent resetting of interest rates resulting in repricing of the investments. As of December 31, 2005 and 2004, the company had unrealized losses of $0.6 million and $0.9 million, respectively, related to its marketable securities. Substantially all of the unrealized losses as of December 31, 2005, have been in a continuous loss position for greater than 12 months. The company assesses its marketable securities for other-than-temporary declines in value by considering various factors that include, among other things, any events that may affect the creditworthiness of a security’s issuer, the length of time the security has been in a loss position, and the company’s ability and intent to hold the security until a forecasted recovery of fair value that may include holding the security to maturity.
At December 31, 2005, the company’s available-for-sale marketable securities consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Municipal debt securities	$544.6	$—	$—	$544.6
Corporate debt securities	70.7	—	—	70.7
U.S. gov’t debt securities	71.9	—	(0.4)	71.5
Other debt securities*	38.2	—	(0.2)	38.0

Total debt securities	725.4	—	(0.6)	724.8
Preferred securities	27.0	—	—	27.0

Total security investments	752.4	—	(0.6)	751.8
Cash equivalents	(31.3)	—	—	(31.3)

Total marketable securities	$721.1	$—	$(0.6)	$720.5

At December 31, 2004, the company’s available-for-sale marketable securities consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Municipal debt securities	$643.8	$—	$—	$643.8
Corporate debt securities	142.0	—	(0.3)	141.7
U.S. gov’t debt securities	93.3	—	(0.5)	92.8
Other debt securities*	63.1	—	(0.1)	63.0

Total debt securities	942.2	—	(0.9)	941.3
Preferred securities	40.6	—	—	40.6

Total security investments	982.8	—	(0.9)	981.9
Cash equivalents	(41.4)	—	—	(41.4)

Total marketable securities	$941.4	$—	$(0.9)	$940.5

*	Other debt securities consist of asset-backed securities and collateralized mortgage obligations.

Although contractual maturities of the company’s debt securities may be greater than one year, the investments are classified as current assets in the Consolidated Statements of Financial Position due to the company’s expected holding period of less than one year. The contractual maturities of the company’s available-for-sale marketable debt securities noted above were as follows:

	2005		2004

	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

Due in less than one year	$131.5	$131.1	$151.0	$150.8
Due in 1 – 5 years	59.0	58.8	188.1	187.4
Due after 5 years	534.9	534.9	603.1	603.1

Total available-for-sale marketable debt securities	$725.4	$724.8	$942.2	$941.3

Proceeds from the sales and maturities of the company’s available-for-sale marketable securities were $1,824.7 million in 2005, $2,437.9 million in 2004 and $662.3 million in 2003. The company recognized immaterial gross realized gains and gross realized losses from these sales in 2005 and 2004. The company did not incur any gross realized gains or losses from sales during 2003. The company uses the specific identification method when accounting for the costs of its available-for-sale marketable securities sold.

4.	TRADE RECEIVABLES
The company’s trade receivables are reported in the Consolidated Statements of Financial Position net of allowances for doubtful accounts and product returns. Trade receivables consisted of the following at December 31:

	2005	2004

Gross trade receivables	$688.3	$784.9
Allowances	(37.4)	(40.5)

Trade receivables, net	$650.9	$744.4

In the U.S., the company transfers a majority of its receivables to its wholly-owned subsidiary, Lexmark Receivables Corporation (“LRC”), which then may sell the receivables to an unrelated third party. The financial results of LRC are included in the company’s consolidated financial results. LRC is a separate legal entity with its own separate creditors who, in a liquidation of LRC, would be entitled to be satisfied out of LRC’s assets prior to any value in LRC becoming available for equity claims of the company. The company accounts for the transfers of receivables from LRC to an unrelated third party as sales transactions.
In October 2004, the company entered into an amended and restated agreement to sell a portion of its trade receivables on a limited recourse basis. The amended agreement allows for a maximum capital availability of $200.0 million under this facility. The primary purpose of the amendment was to extend the term of the facility to October 16, 2007, with required annual renewal of commitments in October 2005 and 2006. In October 2005, the facility was renewed until October 6, 2006.
This facility contains customary affirmative and negative covenants as well as specific provisions related to the quality of the accounts receivables sold. As collections reduce previously sold receivables, the company may replenish these with new receivables. The company bears a limited risk of bad debt losses on the trade receivables sold, since the company over-collateralizes the receivables sold with additional eligible receivables. The company addresses this risk of loss in its allowance for doubtful accounts. Receivables sold to the unrelated third party may not include amounts over 90 days past due or concentrations over certain limits with any one customer. At December 31, 2005 and 2004, there were no trade receivables outstanding under the facility.

Expenses incurred under this program totaling $1.0 million, $0.4 million and $0.3 million for 2005, 2004 and 2003, respectively, are included on the other expense line in the Consolidated Statements of Earnings.

5.	INVENTORIES
Inventories consisted of the following at December 31:

	2005	2004

Work in process	$116.4	$146.6
Finished goods	292.8	318.3

Inventories	$409.2	$464.9

6. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following at December 31:

	Useful Lives
	(Years)	2005	2004

Land and improvements	20	$32.2	$32.6
Buildings and improvements	10-35	438.8	406.2
Machinery and equipment	2-10	933.7	870.9
Information systems, furniture and other	3-7	179.8	178.8
Internal use software	3-5	161.3	120.9

		1,745.8	1,609.4
Accumulated depreciation		(913.6)	(817.2)

Property, plant and equipment, net		$832.2	$792.2

Depreciation expense was $157.1 million, $133.8 million and $148.1 million for 2005, 2004 and 2003, respectively.

7.	ACCRUED LIABILITIES
Accrued liabilities consisted of the following at December 31:

	2005	2004

Compensation	$100.4	$141.4
Copyright fees	76.0	71.0
Deferred revenue	74.5	75.3
Marketing programs	71.2	74.2
Warranty	69.1	72.4
Other	269.7	361.3

Accrued liabilities	$660.9	$795.6

In accordance with the disclosure requirements of FIN 45, changes in the company’s aggregate warranty liability, which includes both warranty and extended warranty (deferred revenue), are presented below.

	2005	2004

Balance at January 1	$176.8	$172.7
Accruals for warranties issued	244.8	229.3
Accruals related to pre-existing warranties (including amortization of deferred revenue for extended warranties and changes in estimates)	(54.4)	(61.9)
Settlements made (in cash or in kind)	(172.2)	(163.3)

Balance at December 31	$195.0	$176.8

Both warranty and the short-term portion of extended warranty are included on the accrued liabilities line in the Consolidated Statements of Financial Position. The long-term portion of extended warranty is included on the other liabilities line in the Consolidated Statements of Financial Position.

8.	DEBT
Long-term Debt
The company has outstanding $150.0 million principal amount of 6.75% senior notes due May 15, 2008, which was initially priced at 98.998%, to yield 6.89% to maturity. A balance of $149.6 million (net of unamortized discount of $0.4 million) was outstanding at December 31, 2005. At December 31, 2004, the balance was $149.5 million (net of unamortized discount of $0.5 million). The senior notes contain typical restrictions on liens, sale leaseback transactions, mergers and sales of assets. There are no sinking fund requirements on the senior notes and they may be redeemed at any time at the option of the company, at a redemption price as described in the related indenture agreement, as supplemented and amended, in whole or in part.
During October 2003, the company entered into interest rate swap contracts to convert its $150.0 million principal amount of 6.75% senior notes from a fixed interest rate to a variable interest rate. Interest rate swaps with a notional amount of $150.0 million were executed whereby the company will receive interest at a fixed rate of 6.75% and pay interest at a variable rate of approximately 2.76% above the six-month London Interbank Offered Rate (“LIBOR”). These interest rate swaps have a maturity date of May 15, 2008, which is equivalent to the maturity date of the senior notes.
Credit Facility
Effective January 20, 2005, the company entered into a $300 million 5-year senior, unsecured, multicurrency revolving credit facility with a group of banks. Upon entering into the new credit agreement, the company terminated the prior $300 million unsecured, revolving credit facility that was due to expire on May 29, 2005. There were no amounts outstanding under the prior facility upon its termination. Under the new credit facility, the company may borrow in dollars, euros, British pounds sterling and Japanese yen. Under certain circumstances, the aggregate amount available under the new facility may be increased to a maximum of $500 million. As of December 31, 2005 and 2004, there were no amounts outstanding under the company’s credit facilities.
Interest on all borrowings under the new facility depends upon the type of loan, namely alternative base rate loans, swingline loans or eurocurrency loans. Alternative base rate loans bear interest at the greater of the prime rate or the federal funds rate plus one-half of one percent. Swingline loans (limited to $50 million) bear interest at an agreed upon rate at the time of the borrowing. Eurocurrency loans bear interest at the sum of (i) a LIBOR rate for the applicable currency and interest period and (ii) an interest rate spread based upon the company’s debt ratings ranging from 0.18% to 0.80%. In addition, the company is required to pay a facility fee on the $300 million line of credit of 0.07% to 0.20% based upon the company’s debt ratings. The interest and facility fees are payable at least quarterly.
The new credit agreement contains usual and customary default provisions, leverage and interest coverage restrictions and certain restrictions on secured and subsidiary debt, disposition of assets, liens and mergers and acquisitions. The $300 million new credit facility has a maturity date of January 20, 2010.
Short-term Debt
The company’s Brazilian operation has a short-term, uncommitted line of credit. The interest rate on this line of credit varies based upon the local prevailing interest rates at the time of borrowing. The interest rate averaged approximately 23% and 19% during 2005 and 2004, respectively. As of December 31, 2005 and 2004, there were no amounts and $1.5 million, respectively, outstanding under the credit facility.
During 2002, the company’s operation in the People’s Republic of China entered into a short-term, uncommitted revolving loan facility. The interest rate on this facility varied based upon the local prevailing interest rates at the time of borrowing. While no amounts were outstanding under this facility at December 31, 2004, it was utilized during 2004 and the interest rate averaged approximately 5% during 2004. The facility was not utilized during 2005 and was terminated in August 2005.
Other
Total cash paid for interest amounted to $10.8 million, $10.8 million and $11.1 million in 2005, 2004 and 2003, respectively.
The components of interest (income) expense, net in the Consolidated Statements of Earnings were as follows:

	2005	2004	2003

Interest income	$(37.7)	$(26.8)	$(12.9)
Interest expense	11.2	12.3	12.5

Total	$(26.5)	$(14.5)	$(0.4)

9.	INCOME TAXES
The provision for income taxes consisted of the following:

	2005	2004	2003

Current:
Federal	$143.4	$110.6	$28.3
Non-U.S.	61.0	61.0	56.8
State and local	15.3	12.9	5.7

	219.7	184.5	90.8

Deferred:
Federal	(7.8)	(15.1)	62.5
Non-U.S.	(14.1)	9.7	(3.4)
State and local	(0.4)	(1.3)	4.4

	(22.3)	(6.7)	63.5

Provision for income taxes	$197.4	$177.8	$154.3

Earnings before income taxes were as follows:

	2005	2004	2003

U.S.	$339.0	$359.2	$308.6
Non-U.S.	214.7	387.3	284.9

Earnings before income taxes	$553.7	$746.5	$593.5

The company realized an income tax benefit from the exercise of certain stock options in 2005, 2004, and 2003 of $15.8 million, $43.6 million, and $37.2 million, respectively. This benefit resulted in a decrease in current income taxes payable and an increase in capital in excess of par.
Significant components of deferred income tax assets and (liabilities) at December 31 were as follows:

	2005	2004

Deferred tax assets:
Tax loss carryforwards	$1.7	$3.2
Inventories	11.1	10.9
Pension	108.6	90.5
Warranty	7.4	7.8
Bad debt provision	1.9	3.8
Postretirement benefits	24.4	22.7
Other	45.1	24.1
Deferred tax liabilities:
Pension	(71.7)	(63.1)
Property, plant and equipment	(42.6)	(40.2)

Net deferred tax assets	$85.9	$59.7

The company has non-U.S. tax loss carryforwards of $5.9 million, of which $5.5 million have an indefinite carryforward period and $0.4 million has a remaining carryforward period of 4 years.
Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries. Undistributed earnings of non-U.S. subsidiaries included in the consolidated retained earnings were approximately $677 million as of December 31, 2005. It is not practicable to estimate the amount of additional tax that may be payable on the foreign earnings. The company does not plan to initiate any action that would precipitate the payment of income taxes.
The current year’s effective income tax rate was impacted by two specific events. First, due to the retroactive extension of a favorable, non-United States tax rate, the income tax provision was reduced by $3.1 million. Second, on October 22, 2004, the President of the U.S. signed the American Jobs Creation Act of 2004 (the “AJCA”). The AJCA created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends-received deduction for certain dividends from controlled foreign corporations. On April 28, 2005, the company’s board of directors approved a Domestic Reinvestment Plan (“DRP”) under the AJCA. Pursuant to the DRP, the company repatriated $683.9 million for which it will claim the 85 percent dividends-received deduction provided by the AJCA. The company’s 2005 income tax provision includes $51.9 million to cover the Federal, State, and foreign income taxes the company has estimated it will owe in connection with its repatriation of the $683.9 million. Excluding the impact of these two events, the effective income tax rate for 2005 would have been 26.8%.
During 2004, the Internal Revenue Service (“IRS”) completed its examination of the company’s income tax returns for all years through 2001. As a result of the completion of those audits, the company reversed previously accrued taxes, reducing the income tax provision by $20 million, or $0.15 per share, in the third quarter of 2004. Excluding the impact of this adjustment, the company’s effective income tax rate was 26.5% for 2004.
The IRS has started its examination of tax years 2002 and 2003. The IRS has not commenced examinations of tax years 2004 and 2005. The company and its subsidiaries are also subject to tax examinations in various state and foreign jurisdictions. The company believes that adequate amounts have been provided for any adjustments that may result from these examinations.
The company is subject to a tax holiday in Switzerland with respect to the earnings of one of the company’s wholly-owned Swiss subsidiaries. The holiday will expire at the end of 2006. In 2005, the benefit derived from the tax holiday was $11.5 million, or $0.09 per share. In 2004, the benefit derived from the tax holiday was $4.9 million, or $0.04 per share.
A reconciliation of the provision for income taxes using the U.S. statutory rate and the company’s effective tax rate was as follows:

	2005		2004		2003

	Amount	%	Amount	%	Amount	%

Provision for income taxes at statutory rate	$193.8	35.0%	$261.3	35.0%	$207.7	35.0%
State and local income taxes, net of federal tax benefit	12.4	2.2	11.6	1.6	10.1	1.7
Foreign tax differential	(41.2)	(7.4)	(62.9)	(8.4)	(55.0)	(9.3)
Research and development credit	(14.0)	(2.5)	(12.0)	(1.6)	(9.5)	(1.6)
Repatriation under AJCA	51.9	9.4	—	—	—	—
Tax-exempt interest, net of related expenses	(4.7)	(0.9)	(2.6)	(0.4)	(1.0)	(0.2)
Extraterritorial income exclusion	(0.4)	(0.1)	(0.4)	(0.1)	(1.0)	(0.2)
Reversal of previously accrued taxes	—	—	(20.0)	(2.7)	—	—
Other	(0.4)	(0.1)	2.8	0.4	3.0	0.6

Provision for income taxes	$197.4	35.6%	$177.8	23.8%	$154.3	26.0%

Cash paid for income taxes was $164.2 million, $156.4 million, and $90.4 million in 2005, 2004, and 2003, respectively.

10.	STOCKHOLDERS’ EQUITY
The Class A common stock is voting and exchangeable for Class B common stock in very limited circumstances. The Class B common stock is non-voting and is convertible, subject to certain limitations, into Class A common stock.
At December 31, 2005, approximately 756.3 million and 1.8 million shares of Class A and Class B common stock were unissued and unreserved. These shares are available for a variety of general corporate purposes, including future public offerings to raise additional capital and for facilitating acquisitions.
In July 2005, the company received authorization from the board of directors to repurchase an additional $500 million of its Class A common stock for a total repurchase authority of $2.9 billion. At December 31, 2005, there was approximately $0.3 billion of share repurchase authority remaining. On January 20, 2006, the company received authorization from the board of directors to repurchase an additional $1.0 billion of its Class A common stock for a total repurchase authority of $3.9 billion. As of January 20, 2006, there was approximately $1.3 billion of share repurchase authority remaining. This repurchase authority allows the company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During 2005, the company repurchased approximately 17.0 million shares at a cost of approximately $1.1 billion. As of December 31, 2005, since the inception of the program in April 1996, the company had repurchased approximately 55.0 million shares for an aggregate cost of approximately $2.6 billion. As of December 31, 2005, the company had reissued 0.5 million shares of previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million shares of treasury stock mentioned below, the net treasury shares outstanding at December 31, 2005, were 10.5 million.
On December 20, 2005, the company received authorization from the board of directors and retired 44.0 million shares of the company’s Class A common stock currently held in the company’s treasury as treasury stock. The retired shares resumed the status of authorized but unissued shares of Class A common stock. Refer to the Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings for the effects on common stock, capital in excess of par, retained earnings and treasury stock from the retirement of the 44.0 million shares of Class A common stock.
In 1998, the company’s board of directors adopted a stockholder rights plan (the “Rights Plan”) which provides existing stockholders with the right to purchase one one-thousandth (0.001) of a share of Series A Junior Participating preferred stock for each share of Class A and Class B common stock held in the event of certain changes in the company’s ownership. The rights will expire on January 31, 2009, unless earlier redeemed by the company.
11. EARNINGS PER SHARE (“EPS”)
The following table presents a reconciliation of the numerators and denominators of the basic and diluted net EPS calculations for the years ended December 31:

	2005	2004	2003

Numerator:
Net earnings	$356.3	$568.7	$439.2

Denominator:
Weighted average shares used to compute basic EPS	121.0	129.7	128.1
Effect of dilutive securities — Stock options	1.3	3.2	3.3

Weighted average shares used to compute diluted EPS	122.3	132.9	131.4

Basic net EPS	$2.94	$4.38	$3.43

Diluted net EPS	$2.91	$4.28	$3.34

Stock options to purchase an additional 3.3 million, 1.3 million and 1.4 million shares of Class A common stock in 2005, 2004 and 2003, respectively, were outstanding but were not included in the computation of diluted net earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been antidilutive.

12.	STOCK INCENTIVE PLANS
The company has various stock incentive plans to encourage employees and nonemployee directors to remain with the company and to more closely align their interests with those of the company’s stockholders. Under the employee plans, as of December 31, 2005, approximately 5.4 million shares of Class A common stock are reserved for future grants in the form of stock options, stock appreciation rights, restricted stock, performance shares or deferred stock units (of which up to 3.0 million shares can be used for restricted stock, performance shares and deferred stock units). Under the nonemployee director plan, as of December 31, 2005, approximately 0.6 million shares of Class A common stock are reserved for future grants in the form of stock options and deferred stock units. As of December 31, 2005, awards under the programs have been limited to stock options, restricted stock, performance shares and deferred stock units.
At the company’s Annual Meeting of Stockholders on April 28, 2005, the stockholders approved a new nonemployee director stock plan and 500,000 shares of Class A common stock have been reserved for future grants under this plan. The previous nonemployee director stock plan terminated in November 2005 and any shares of common stock that were not utilized under the previous plan were transferred to the new plan.
The exercise price of options awarded under stock option plans is at least equal to the fair market value of the underlying common stock on the date of grant. Generally options expire ten years from the date of grant. Options granted during 2004 and 2005 vest over a three-year period, based upon continued employment or the completion of three years of service on the board of directors. Prior to 2004, options granted generally became fully vested at the end of five years.
The company applies APB 25 and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for restricted stock, performance-based awards and deferred stock units. Refer to significant accounting policies — stock-based compensation in Note 2 of the Notes to Consolidated Financial Statements for the effects on net earnings and earnings per share had the company applied the fair value methodology prescribed under SFAS 123, as amended by SFAS 148.
On December 31, 2005, the company accelerated the vesting of certain unvested “out-of-the-money” stock options with exercise prices equal to or greater than $80.00 per share. These options, which were previously awarded to its employees under the company’s equity compensation plans, would have otherwise vested in the years 2006 through 2008. The vesting was effective for approximately 2.4 million unvested options, or 39% of the company’s total outstanding unvested options. Acceleration of options held by nonemployee directors and executive officers were not included in the vesting acceleration.
The acceleration of these options eliminates future compensation expense the company would otherwise recognize in its income statement with respect to these accelerated options upon the adoption of SFAS 123R. SFAS 123R is being adopted by the company beginning in the first quarter of 2006. As a result of the acceleration, the company recognized an additional $25 million (pre-tax) of stock-based employee compensation expense in the pro forma disclosure provided in significant accounting policies — stock-based compensation in Note 2 of the Notes to Consolidated Financial Statements.
The weighted average fair value of options granted during 2005, 2004 and 2003 was $16.78, $16.45 and $25.94 per share, respectively.
The fair value of each option grant on the grant date was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004	2003

Expected dividend yield	—	—	—
Expected stock price volatility	24%	26%	47%
Weighted average risk-free interest rate	3.4%	2.2%	2.9%
Weighted average expected life of options (years)	2.9	3.0	4.7

A summary of the status of the company’s stock option plans as of December 31, 2005, 2004 and 2003 and changes during the years then ended is presented below:

		Weighted
		Average
		Exercise
	Options	Price

Outstanding at December 31, 2002	13.2	$46.73
Granted	2.5	60.44
Exercised	(2.4)	28.28
Forfeited or canceled	(0.7)	58.41

Outstanding at December 31, 2003	12.6	52.26
Granted	2.6	81.96
Exercised	(2.4)	40.31
Forfeited or canceled	(0.5)	60.12

Outstanding at December 31, 2004	12.3	60.73
Granted	2.2	81.96
Exercised	(1.2)	35.61
Forfeited or canceled	(0.5)	71.36

Outstanding at December 31, 2005	12.8	$66.30

As of December 31, 2005, 2004 and 2003, there were 9.0 million, 5.3 million and 5.0 million options exercisable, respectively.
The following table summarizes information about stock options outstanding and exercisable at December 31, 2005:

	Options Outstanding			Options Exercisable

		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual Life	Exercise	Number	Exercise
Exercise Prices	Outstanding	(Years)	Price	Exercisable	Price

$10.25 to $ 42.47	1.0	2.5	$21.53	0.9	$20.21
43.38 to 50.08	1.8	5.1	47.67	1.2	47.64
50.22 to 58.03	2.1	5.2	51.15	1.4	51.46
58.42 to 80.88	2.6	6.4	62.22	1.1	65.07
81.04 to 84.70	2.2	7.9	81.23	1.9	81.25
84.80 to 92.00	1.9	8.7	85.07	1.5	85.15
92.10 to 130.06	1.2	4.2	108.94	1.0	109.09

$10.25 to $130.06	12.8	6.1	$66.30	9.0	$67.41

As of December 31, 2005, the company had granted approximately 626,000 restricted stock units and supplemental deferred stock units with various vesting periods. During 2005, 2004 and 2003, respectively, the company granted 50,000, 77,000 and 50,000 restricted stock units and supplemental deferred stock units with weighted average grant prices of $73.50, $83.88 and $60.78, respectively. As of December 31, 2005, there were approximately 278,000 restricted stock units and supplemental deferred stock units outstanding. The cost of the awards, determined to be the fair market value of the shares at the date of grant, is charged to compensation expense ratably over the vesting periods.
The company has also issued approximately 368,000 deferred stock units to certain members of management who have elected to defer all or a portion of their annual bonus into such units and to certain nonemployee directors who elected to defer all or a portion of their annual retainer, chair retainer and/or meeting fees into such units. These deferred stock units are 100% vested at all times. As of December 31, 2005 and 2004, there were approximately 133,000 and 164,000, respectively, of such deferred stock units outstanding.
In addition, the company awarded approximately 134,000 performance shares, the vesting of which was based on the attainment of certain performance goals by the end of the four-year period 1997 through 2000. Based on the certification in early 2001 that such performance goals were satisfied, the shares were fully vested but receipt of these shares was deferred by the grantees. In January 2003, 113,000 of these shares were issued and 21,000 shares were further deferred and issued in February 2005. The compensation expense in connection with the performance shares was estimated over the four year period based on the fair market value of the shares during that period. In order to mitigate the impact of stock price changes on compensation expense, the company entered into a forward equity contract on its common stock during 2000 which was settled in cash in 2001.
The company recorded compensation expense of $2.9 million, $2.5 million and $2.1 million in 2005, 2004 and 2003, respectively, related to these stock incentive plans.
The company also has an Employee Stock Purchase Plan (“ESPP”) which enables substantially all regular employees to purchase full or fractional shares of Lexmark Class A common stock through payroll deductions of up to 10% of eligible compensation. Effective July 1, 2002, the ESPP was amended whereby the share price paid by an employee changed from 85% of the closing market price on the last business day of each month, to 85% of the lesser of the closing market price on (i) the last business day immediately preceding the first day of the respective offering period and (ii) the last business day of the respective offering period. The current plan provides semi-annual offering periods beginning each January 1 and July 1. During 2005, 2004 and 2003, employees paid the company $8.6 million, $8.1 million and $7.9 million, respectively, to purchase approximately 138,000 shares, 125,000 shares and 160,000 shares, respectively. As of December 31, 2005, there were approximately 2.1 million shares of Class A common stock reserved for future purchase under the ESPP.
Effective January 1, 2006, the ESPP was amended whereby the share price paid by an employee will be 85% of the closing market price on the last business day of the respective offering period.

13.	PENSION AND OTHER POSTRETIREMENT PLANS
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

Obligations and funded status at December 31:

			Other
			Postretirement
	Pension Benefits		Benefits

	2005	2004	2005	2004

Change in Benefit Obligation:
Benefit obligation at beginning of year	$759.2	$699.9	$59.4	$53.0
Service cost	16.9	15.0	1.8	2.0
Interest cost	41.9	41.2	3.1	3.3
Contributions by plan participants	1.4	0.5	2.6	2.1
Actuarial loss	32.2	36.0	6.9	3.4
Benefits paid	(46.2)	(38.9)	(4.8)	(4.4)
Foreign currency exchange rate changes	(15.9)	9.1	—	—
Plan amendments	5.2	(3.6)	(11.1)	—
Settlement, curtailment or special termination losses	3.2	—	0.4	—

Benefit obligation at end of year	797.9	759.2	58.3	59.4

Change in Plan Assets:
Fair value of plan assets at beginning of year	689.3	605.1	—	—
Actual return on plan assets	40.4	61.2	—	—
Contributions by the employer	3.3	53.4	2.2	2.3
Benefits paid	(46.2)	(38.9)	(4.8)	(4.4)
Foreign currency exchange rate changes	(14.6)	8.0	—	—
Plan amendments	5.2	—	—	—
Contributions by plan participants	1.4	0.5	2.6	2.1
Settlements	(0.4)	—	—	—

Fair value of plan assets at end of year	678.4	689.3	—	—

Funded status	(119.5)	(69.9)	(58.3)	(59.4)
Unrecognized actuarial net loss	300.6	278.8	15.4	9.4
Unrecognized prior service benefit related to plan changes	(9.8)	(11.4)	(10.6)	(1.6)

Net amount recognized	$171.3	$197.5	$(53.5)	$(51.6)

Amounts recognized in the Consolidated Statements of Financial Position:
Prepaid pension assets	$186.2	$211.0	$—	$—
Accrued benefit liabilities	(264.3)	(240.1)	(53.5)	(51.6)
Intangible asset	1.2	1.4	—	—
Accumulated other comprehensive loss, net of tax	154.6	139.8	—	—
Deferred tax assets	93.6	85.4	—	—

Net amount recognized	$171.3	$197.5	$(53.5)	$(51.6)

The accumulated benefit obligation for all of the company’s defined benefit pension plans was $773.5 million and $736.1 million at December 31, 2005 and 2004, respectively.
Pension plans with a benefit obligation in excess of plan assets at December 31:

	2005		2004

	Benefit	Plan	Benefit	Plan
	Obligation	Assets	Obligation	Assets

Plans with projected benefit obligation in excess of plan assets	$768.4	$647.4	$676.5	$605.1
Plans with accumulated benefit obligation in excess of plan assets	679.6	573.6	661.6	603.3

Components of net periodic benefit cost:

				Other Postretirement
	Pension Benefits			Benefits

	2005	2004	2003	2005	2004	2003

Net Periodic Benefit Cost:
Service cost	$16.9	$15.0	$13.5	$1.8	$2.0	$1.9
Interest cost	41.9	41.2	40.4	3.1	3.3	3.1
Expected return on plan assets	(51.2)	(52.1)	(48.6)	—	—	—
Amortization of prior service (benefit) cost	(1.3)	(4.6)	1.7	(1.8)	(0.2)	(0.3)
Amortization of net loss	16.4	10.0	8.0	0.9	0.1	—
Settlement, curtailment or special termination losses (gains)	3.4	—	0.8	0.1	—	(2.2)

Net periodic benefit cost	$26.1	$9.5	$15.8	$4.1	$5.2	$2.5

Assumptions:

			Other
	Pension		Postretirement
	Benefits		Benefits

	2005	2004	2005	2004

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.4%	5.6%	5.6%	5.8%
Rate of compensation increase	3.9%	3.9%	4.0%	4.0%

				Other Postretirement
	Pension Benefits			Benefits

	2005	2004	2003	2005	2004	2003

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	5.6%	6.1%	6.4%	5.8%	6.3%	6.5%
Expected long-term return on plan assets	7.7%	7.8%	8.3%	—	—	—
Rate of compensation increase	3.9%	3.9%	3.9%	4.0%	4.0%	4.0%

Plan assets:
Plan assets are invested in equity securities, government and agency securities, mortgage-backed securities, corporate debt, annuity contracts and real estate investments. The U.S. defined benefit plan comprises a significant portion of the assets and liabilities relating to the defined benefit plans. The investment goal of the U.S. defined benefit plan is to achieve an adequate net investment return in order to provide for future benefit payments to its participants. The target asset allocation percentages approved by the compensation and pension committee of the company’s board of directors are 75% equity investments and 25% fixed income investments. The plan currently employs professional investment managers to invest in two asset classes: U.S. equity and U.S. fixed income. Each investment manager operates under an investment management contract that includes specific investment guidelines, requiring among other actions, adequate diversification, prudent use of derivatives and standard risk management practices such as portfolio constraints relating to established benchmarks. The plan currently uses a combination of both active management and passive index funds to achieve its investment goals.

The company’s U.S. pension plan’s weighted-average asset allocations at December 31, 2005 and 2004, by asset category were as follows:

	2005	2004

Equity investments	75.4%	76.7%
Fixed income investments	24.6	23.3

Total	100.0%	100.0%

Defined Contribution Plans
The company also sponsors defined contribution plans for employees in certain countries. Company contributions are based upon a percentage of employees’ contributions. The company’s expense under these plans was $13.6 million, $12.8 million and $12.8 million in 2005, 2004 and 2003, respectively.
Additional Information
Other postretirement benefits:
For measurement purposes, an 8.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2006. The rate is assumed to decrease gradually to 5.25% in 2012 and remain at that level thereafter. A one-percentage-point change in the health care cost trend rate would have a de minimus effect on the benefit cost and obligation since preset caps have been met for the net employer cost of postretirement medical benefits.
Related to the company’s acquisition of the Information Products Corporation from IBM in 1991, IBM agreed to pay for its pro rata share (currently estimated at $59.1 million) of future postretirement benefits for all the company’s U.S. employees based on pro rated years of service with IBM and the company.
Cash flows:
In 2006, the company is currently expecting to contribute $5.7 million to its pension and other postretirement plans.
The company estimates that the future benefits payable for the pension and other postretirement plans are as follows:

		Other Postretirement
	Pension Benefits	Benefits

2006	$43.4	$2.6
2007	45.2	3.1
2008	46.1	3.4
2009	47.2	3.8
2010	48.3	4.1
2011-2015	283.1	21.4

Subsequent Events:
On January 24, 2006, the company announced certain changes to its U.S. retirement plans. Refer to Note 18, Subsequent Events, of the Notes to Consolidated Financial Statements for further details.

14.	DERIVATIVES, FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
Derivative Instruments and Hedging Activities
The company’s activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. The company’s risk management program seeks to reduce the potentially adverse effects that market risks may have on its operating results.
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
Cash Flow Hedges: Cash flow hedges are hedges of forecasted transactions or of the variability of cash flows to be received or paid related to a recognized asset or liability. The company enters into foreign exchange options and forward exchange contracts generally expiring within eighteen months as hedges of anticipated purchases and sales that are denominated in foreign currencies. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates. The company also enters into currency swap contracts to hedge foreign currency risks that result from the transfer of various currencies within the company. The currency swap contracts entered into generally expire within one month.
Accounting for Derivatives and Hedging Activities
All derivatives are recognized in the Consolidated Statements of Financial Position at their fair value. Fair values for the company’s derivative financial instruments are based on pricing models or formulas using current market data, or where applicable, quoted market prices. On the date the derivative contract is entered into, the company designates the derivative as either a fair value or cash flow hedge. Changes in the fair value of a derivative that is highly effective as — and that is designated and qualifies as — a fair value hedge, along with the loss or gain on the hedged asset or liability are recorded in current period earnings on the cost of revenue line in the Consolidated Statements of Earnings. Changes in the fair value of a derivative that is highly effective as — and that is designated and qualifies as — a cash flow hedge are recorded in other comprehensive earnings (loss), until the underlying transactions occur, at which time the loss or gain on the derivative is recorded in current period earnings on the cost of revenue line in the Consolidated Statements of Earnings.

At December 31, 2005, the company had derivative assets of $15.7 million recorded on the prepaid expenses and other current assets line in the Consolidated Statements of Financial Position as well as derivative liabilities of $7.8 million recorded on the accrued liabilities line in the Consolidated Statements of Financial Position. At December 31, 2004, the company had derivative assets of $13.6 million recorded on the prepaid expenses and other current assets line in the Consolidated Statements of Financial Position as well as derivative liabilities of $49.5 million recorded on the accrued liabilities line in the Consolidated Statements of Financial Position. As of December 31, 2005, a total of $7.1 million of deferred net gains on derivative instruments were accumulated in other comprehensive earnings (loss), of which $7.1 million is expected to be reclassified to earnings during the next twelve months. As of December 31, 2004, a total of $28.8 million of deferred net losses on derivative instruments were accumulated in other comprehensive earnings (loss), of which $28.8 million was reclassified to earnings during 2005.
The company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge items. This process includes linking all derivatives that are designated as fair value and cash flow to specific assets and liabilities on the balance sheet or to forecasted transactions. The company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair value or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the company discontinues hedge accounting prospectively, as discussed below.
The company discontinues hedge accounting prospectively when (1) it is determined that a derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (2) the derivative expires or is sold, terminated, or exercised or (3) the derivative is discontinued as a hedge instrument, because it is unlikely that a forecasted transaction will occur. When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value hedge, the derivative will continue to be carried in the Consolidated Statements of Financial Position at its fair value. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried in the Consolidated Statements of Financial Position at its fair value, and gains and losses that were accumulated in other comprehensive earnings (loss) are recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value in the Consolidated Statements of Financial Position, with changes in its fair value recognized in current period earnings. A fair value hedge is entered into when the derivative instrument, for which hedge accounting has been discontinued, exposes earnings to further change in exchange rates. An immaterial portion of the company’s cash flow hedges was determined to be ineffective as of December 31, 2005 and 2004, because it was unlikely that the forecasted transactions would occur. During 2005, 2004 and 2003, an immaterial loss was reclassified to current period earnings.
The company recorded $3.0 million, $7.1 million and $10.4 million of aggregate net foreign currency transaction losses in 2005, 2004 and 2003, respectively. The aggregate foreign currency transaction net loss amounts include the gains/losses on the company’s foreign currency fair value hedges for all periods presented.
Financial Instruments
At December 31, 2005, the carrying value of the company’s long-term debt was $149.6 million and the fair value was $155.5 million. At December 31, 2004, the carrying value of the company’s long-term debt was $149.5 million and the fair value was $162.7 million. The fair value of the long-term debt was estimated based on current rates available to the company for debt with similar characteristics. At December 31, 2005, the company had no short-term debt outstanding. At December 31, 2004, the carrying value of the company’s short-term debt was $1.5 million, which approximated its fair value.

During October 2003, the company entered into interest rate swap contracts to convert its $150.0 million principal amount of 6.75% senior notes from a fixed interest rate to a variable interest rate. The interest rate swaps are designated as a fair value hedge of the company’s $150.0 million long-term debt. The interest rate swaps are recorded at their fair value and the company’s long-term debt is adjusted by the same corresponding value in accordance with the short-cut method of SFAS 133. The fair value of the interest rate swaps is combined with the fair value adjustment of the company’s long-term debt due to immateriality and is presented on the long-term debt line in the company’s Consolidated Statements of Financial Position. At December 31, 2005 and 2004, the fair value of the interest rate swap contracts was a liability of $3.0 million and $0.2 million, respectively.
Concentrations of Risk
The company’s main concentrations of credit risk consist primarily of temporary cash investments, marketable securities and trade receivables. Cash and marketable securities investments are made in a variety of high quality securities with prudent diversification requirements. Credit risk related to trade receivables is dispersed across a large number of customers located in various geographic areas. Collateral such as letters of credit and bank guarantees is required in certain circumstances. The company sells a large portion of its products through third-party distributors and resellers and original equipment manufacturer (“OEM”) customers. If the financial condition or operations of these distributors, resellers and OEM customers were to deteriorate substantially, the company’s operating results could be adversely affected. The three largest distributor, reseller and OEM customer trade receivable balances collectively represented approximately $300.6 million or 44% of total trade receivables at December 31, 2005, and approximately $246.5 million or 31% at December 31, 2004, of which Dell receivables were $204.4 million or 29.7% of total trade receivables at December 31, 2005, and $147.2 million or 18.8% of total trade receivables at December 31, 2004. However, the company performs ongoing credit evaluations of the financial position of its third-party distributors, resellers and other customers to determine appropriate credit limits.
The company generally has experienced longer accounts receivable cycles in its emerging markets, in particular, Asia Pacific and Latin America, when compared to its U.S. and European markets. In the event that accounts receivable cycles in these developing markets lengthen further, the company could be adversely affected.
The company also procures a wide variety of components used in the manufacturing process. Although many of these components are available from multiple sources, the company often utilizes preferred supplier relationships to better ensure more consistent quality, cost and delivery. The company also sources some printer engines and finished products from OEMs. Typically, these preferred suppliers maintain alternate processes and/or facilities to ensure continuity of supply. Although the company plans in anticipation of its future requirements, should these components not be available from any one of these suppliers, there can be no assurance that production of certain of the company’s products would not be disrupted.

15.	WORKFORCE REDUCTION
In order to optimize the company’s expense structure, the company approved a plan during the third quarter of 2005 that would reduce its workforce by approximately 275 employees worldwide from various business functions and job classes. A majority of the affected employees exited during the third quarter of 2005 and the separation of the remainder of the affected employees was completed by December 31, 2005.
As of December 31, 2005, the company incurred one-time termination benefit charges of $10.4 million ($7.7 million after tax) related to the plan that is included on the selling, general and administrative line in the operating expense section of the company’s Consolidated Statements of Earnings. Although the workforce reduction was complete at year-end 2005, approximately $1.0 million of one-time termination benefit payments are remaining to be paid and are reflected in the company’s liability balance at December 31, 2005.
The following table presents a rollforward of the liability incurred for one-time termination benefit charges in connection with the plan. The liability is included on the accrued liabilities line in the company’s Consolidated Statements of Financial Position.

Balance at January 1, 2005	$—
Costs incurred	10.4
Payments	(9.3)
Other	(0.1)

Balance at December 31, 2005	$1.0

As of December 31, 2005, the company incurred one-time termination benefit charges of $6.5 million in its Business segment, $2.6 million in its Consumer segment and $1.3 million in its All Other segment.
On January 24, 2006, the company announced a restructuring plan to reduce workforce, consolidate some manufacturing capacity, and make certain changes to its U.S. retirement plans. Refer to Note 18, Subsequent Events, of the Notes to Consolidated Financial Statements for further details.

16.	COMMITMENTS AND CONTINGENCIES
Commitments
The company is committed under operating leases (containing various renewal options) for rental of office and manufacturing space and equipment. Rent expense (net of rental income of $3.3 million, $2.6 million and $2.1 million) was $52.0 million, $51.7 million and $45.1 million in 2005, 2004 and 2003, respectively. Future minimum rentals under terms of non-cancelable operating leases and sublease rental income commitments at December 31, 2005 were as follows:

	2006	2007	2008	2009	2010	Thereafter

Minimum lease payments	$37.0	$30.1	$23.9	$15.7	$12.2	$14.8
Less: sublease rental income	(3.4)	(3.2)	(0.8)	—	—	—

	$33.6	$26.9	$23.1	$15.7	$12.2	$14.8

Contingencies
In accordance with SFAS No. 5, Accounting for Contingencies, the company records a provision for a loss contingency when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. The company believes it has adequate provisions for any such matters.

Legal proceedings
On December 30, 2002 (“02 action”) and March 16, 2004 (“04 action”), the company filed claims against Static Control Components, Inc. (“SCC”) in the U.S. District Court for the Eastern District of Kentucky (the “District Court”) alleging violation of the company’s intellectual property and state law rights. Pendl Companies, Inc. (“Pendl”) and Wazana Brothers International, Inc. (“Wazana”) were added as additional defendants to the claims brought by the company in the 02 action on October 8, 2004. Pendl, Wazana and NER Data Products, Inc., were added as additional parties to the claims brought by the company in the 04 action on November 8, 2004. These two cases have been consolidated by the District Court. Similar claims in a separate action were filed by the company in the District Court against David Abraham and Clarity Imaging Technologies, Inc. (“Clarity”) on October 8, 2004. Clarity, Pendl, SCC and Wazana have filed counterclaims against the company in the District Court alleging that the company engaged in anti-competitive and monopolistic conduct and unfair and deceptive trade practices in violation of the Sherman Act, the Lanham Act and state laws. SCC has stated that it is seeking damages in excess of $100 million. Wazana has stated in its legal documents that it is seeking an estimated amount of at least $52.5 million in damages prior to trebling. Clarity and Pendl have not stated a damage dollar amount. All are seeking treble damages, attorney fees, costs and injunctive relief. The company believes that these claims filed against the company are without merit, and intends to vigorously defend against them.
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
Although it is not reasonably possible to estimate whether a loss will occur as a result of these legal matters, or if a loss should occur, the amount of such loss, the company does not believe that any legal matters to which it is a party is likely to have a material adverse effect on the company’s financial position, results of operations and cash flows. However, there can be no assurance that any pending legal matters or any legal matters that may arise in the future would not have a material adverse effect on the company’s financial position or results of operations.
Copyright fees
Certain countries (primarily in Europe) and/or collecting societies representing copyright owners’ interests have commenced proceedings to impose fees on devices (such as scanners, printers and multifunction devices) alleging the copyright owners are entitled to compensation because these devices enable reproducing copyrighted content. Other countries are also considering imposing fees on certain devices. The amount of fees, if imposed, would depend on the number of products sold and the amounts of the fee on each product, which will vary by product and by country. The company has accrued amounts that it believes are adequate to address the currently pending copyright fee proceedings. The financial impact on the company, which will depend in large part upon the outcome of local legislative processes, the company’s and other industry participants’ outcome in contesting the fees and the company’s ability to mitigate that impact by increasing prices, which ability will depend upon competitive market conditions, remains uncertain. As of December 31, 2005 and 2004, the company had accrued $76 million and $71 million, respectively, for the pending copyright fee proceedings. These accruals are included on the accrued liabilities line in the Consolidated Statements of Financial Position. Refer to Note 7 of the Notes to Consolidated Financial Statements for further detail of accrued liabilities.

17.	SEGMENT DATA
The company manufactures and sells a variety of printing and multifunction products and related supplies and services and is primarily managed along business and consumer market segments. The company evaluates the performance of its segments based on revenue and operating income, and does not include segment assets or other income and expense items for management reporting purposes. Segment operating income includes selling, general and administrative, research and development and other expenses, certain of which are allocated to the respective segments based on internal measures and may not be indicative of amounts that would be incurred on a stand alone basis or may not be indicative of results of other enterprises in similar businesses. Additionally, segment operating income excludes significant expenses that are managed outside of the reporting segments. These unallocated costs include such items as information technology expenses, occupancy costs and certain other corporate and regional general and administrative expenses such as finance, legal, and human resources.
The following table includes information about the company’s reportable segments for and as of December 31:

	2005	2004	2003

Revenue:
Business	$2,774.8	$2,816.6	$2,626.9
Consumer	2,446.7	2,497.2	2,127.6
All Other	—	—	0.2

Total revenue	$5,221.5	$5,313.8	$4,754.7

Operating income (loss):
Business	$661.0	$752.2	$682.1
Consumer	232.1	333.2	225.0
All Other	(359.4)	(353.3)	(313.2)

Total operating income (loss)	$533.7	$732.1	$593.9

During fiscal 2005 and 2004, one customer, Dell, accounted for $782 million, or 15.0% and $570 million, or 10.7% of the company’s total revenue, respectively. Sales to Dell are included in both the business and consumer market segments. In 2003, no single customer accounted for 10 percent or more of total revenue.
The following are revenue and long-lived asset information by geographic area for and as of December 31:

	2005	2004	2003

Revenue:
United States	$2,360.5	$2,397.8	$2,169.0
Europe	1,853.8	1,926.3	1,675.9
Other International	1,007.2	989.7	909.8

Total revenue	$5,221.5	$5,313.8	$4,754.7

Sales are attributed to geographic areas based on the location of customers. Other International revenue includes exports from the U.S. and Europe.

	2005	2004	2003

Long-lived Assets:
United States	$420.9	$395.2	$364.5
Europe	103.2	126.3	127.8
Other International	308.1	270.7	223.6

Total long-lived assets	$832.2	$792.2	$715.9

Long-lived assets include property, plant and equipment, net of accumulated depreciation.
The following is revenue by product category as of December 31:

	2005	2004	2003

Revenue:
Laser and inkjet printers	$1,799.4	$2,000.1	$1,759.8
Laser and inkjet supplies	3,117.2	2,974.8	2,629.4
Other	304.9	338.9	365.5

Total revenue	$5,221.5	$5,313.8	$4,754.7

18.	SUBSEQUENT EVENTS
On January 20, 2006, the company received authorization from the board of directors to repurchase an additional $1.0 billion of its Class A Common Stock for a total repurchase authority of $3.9 billion. Refer to Note 10 of the Notes to Consolidated Financial Statements for further discussion.
On January 24, 2006, the company determined that it would restructure its workforce, consolidate some manufacturing capacity, including the closure of one of its European facilities, and make certain changes to its U.S. retirement plans. These actions are expected to save approximately $50 million in 2006 and $80 million per year thereafter. The workforce restructuring is expected to eliminate or transfer approximately 1,350 positions, with about 825 positions being eliminated, and approximately 525 positions being transferred from various locations primarily to low cost countries. The company plans to consolidate its manufacturing capacity to reduce manufacturing costs, including the closure of its Rosyth, Scotland inkjet cartridge manufacturing facility, and expects to reduce its operating expenses, particularly in the areas of supply chain, general and administrative and marketing and sales. The company also plans to freeze benefit accruals in its defined benefit pension plan for U.S. employees, to be effective April 2006, and at the same time change from a maximum company matching contribution of three percent to an automatic company contribution of one percent and a maximum company matching contribution of five percent to the company’s existing 401(k) plan. The company plans to make a maximum company matching contribution of six percent to a nonqualified deferred compensation plan on compensation amounts in excess of IRS qualified plan limits. The company expects that all of these changes in its operations will result in pre-tax charges of approximately $130 million, of which $80 million will require cash. The pre-tax charges in the first quarter of 2006 are expected to be approximately $50 million.

19.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
(In Millions, Except Per Share Amounts)	Quarter	Quarter	Quarter	Quarter

2005:
Revenue	$1,357.6	$1,283.1	$1,215.5	$1,365.3
Gross profit	447.3	444.3	357.3	386.7
Operating income	161.7	175.5	82.7	113.8
Net earnings (1)	123.9	79.9	70.2	82.3

Basic EPS*(1)	$0.97	$0.65	$0.59	$0.72
Diluted EPS*(1)	0.96	0.64	0.59	0.71

Stock prices:
High	$86.10	$79.92	$70.42	$61.05
Low	77.90	64.83	59.87	39.69

2004:
Revenue	$1,256.0	$1,247.7	$1,266.2	$1,543.9
Gross profit	410.8	440.3	446.3	494.0
Operating income	165.2	185.8	184.3	196.8
Net earnings (2)	121.0	136.6	156.1	155.0

Basic EPS*(2)	$0.93	$1.05	$1.20	$1.20
Diluted EPS*(2)	0.91	1.02	1.17	1.18

Stock prices:
High	$92.55	$97.50	$96.85	$90.50
Low	76.00	89.80	79.20	77.50

*	The sum of the quarterly earnings per share amounts does not necessarily equal the year-to-date earnings per share due to changes in average share calculations. This is in accordance with prescribed reporting requirements.

(1)	Net earnings for the second quarter of 2005 included increased tax costs of $53.2 million of which $1.2 million was reversed during the fourth quarter of 2005. This $52 million year-to-date charge resulted from the approval by the board of directors to repatriate $684 million of foreign dividends during 2005 under the American Jobs Creation Act of 2004. Diluted EPS was decreased by $0.42 as a result of this item.

(2)	Net earnings for the third quarter of 2004 included a $20.0 million benefit from the resolution of income tax matters. Diluted EPS was increased by $0.15 as a result of the resolution of these income tax matters.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Lexmark International, Inc.:
We have completed integrated audits of Lexmark International, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated Financial statements and financial statement schedule
In our opinion, the consolidated statements of financial position and the related consolidated statements of earnings, cash flows and of stockholders’ equity and comprehensive earnings present fairly, in all material respects, the financial position of Lexmark International, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the Index at Item 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting” appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
February 24, 2006

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

Item 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The company’s management, with the participation of the company’s Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer, have evaluated the effectiveness of the company’s disclosure controls and procedures as of December 31, 2005. Based upon that evaluation, the company’s Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer have concluded that the company’s disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed by the company in the reports that it files under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and were effective as of December 31, 2005 to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and they have issued an attestation report on management’s assessment of the company’s internal control over financial reporting, which is included in their report appearing on pages 78-79.
Changes in Internal Control Over Financial Reporting
There has been no change in the company’s internal control over financial reporting that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None
Part III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Except with respect to information regarding the executive officers of the Registrant and the company’s code of ethics, the information required by Part III, Item 10 of this Form 10-K is incorporated by reference herein, and made part of this Form 10-K, from the company’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year. The required information is included in the definitive Proxy Statement under the headings “Election of Directors” and “Report of the Finance and Audit Committee.” The information with respect to the executive officers of the Registrant is included under the heading “Executive Officers of the Registrant” in Item 1 above. The company has adopted a code of business conduct and ethics for directors, officers (including the company’s principal executive officer, principal financial officer and controller) and employees, known as the Code of Business Conduct. The Code of Business Conduct, as well as the company’s Corporate Governance Principles and the charters of each of the committees of the board of directors, is available on the Corporate Governance section of the company’s Investor Relations website at http://investor.lexmark.com. The company also intends to disclose on the Corporate Governance section of its Investor Relations website any amendments to the Code of Business Conduct and any waivers from the provisions of the Code of Business Conduct that apply to the principal executive officer, principal financial officer or controller, and that relate to any elements of the code of ethics enumerated by the applicable regulation of the Securities and Exchange Commission (Item 406(b) of Regulation S-K). Anyone may request a free copy of the Corporate Governance Principles, the charters of each of the committees of the board of directors or the Code of Business Conduct from:
Lexmark International, Inc.
Attention: Investor Relations
One Lexmark Centre Drive
740 West New Circle Road
Lexington, Kentucky 40550
(859) 232-5568
The New York Stock Exchange (“NYSE”) requires that the Chief Executive Officer of each listed company certify annually to the NYSE that he or she is not aware of any violation by the company of NYSE corporate governance listing standards as of the date of such certification. The company submitted the certification of its Chairman and Chief Executive Officer, Paul J. Curlander, for 2005 with its Annual Written Affirmation to the NYSE on May 25, 2005.
The Securities and Exchange Commission requires that the principal executive officer and principal financial officer of the company make certain certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and file the certifications as exhibits with each Annual Report on Form 10-K. In connection with this Annual Report on Form 10-K filed with respect to the year ended December 31, 2005, these certifications were made by Paul J. Curlander, Chairman and Chief Executive Officer, and John W. Gamble, Jr., Executive Vice President and Chief Financial Officer, of the company and are included as exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

Item 11.	EXECUTIVE COMPENSATION
Information required by Part III, Item 11 of this Form 10-K is incorporated by reference from the company’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K. The required information is included in the definitive Proxy Statement under the headings “Compensation of Directors,” “Executive Compensation” and “Compensation Committee Report on Executive Compensation.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by Part III, Item 12 of this Form 10-K is incorporated by reference from the company’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K. The required information is included in the definitive Proxy Statement under the headings “Security Ownership by Management and Principal Stockholders” and “Equity Compensation Plan Information.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information required by Part III, Item 13 of this Form 10-K is incorporated by reference from the company’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K. The required information is included in the definitive Proxy Statement under the headings “Compensation of Directors” and “Executive Compensation.”

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by Part III, Item 14 of this Form 10-K is incorporated by reference from the company’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K. The required information is included in the definitive Proxy Statement under the heading “Ratification of the Appointment of Independent Auditors.”
Part IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1 Financial Statements:
Financial statements filed as part of this Form 10-K are included under Part II, Item 8.

(a)	2 Financial Statement Schedule:

Pages In Form 10-K

Report of Independent Registered Public Accounting Firm	78-79
For the years ended December 31, 2003, 2004 and 2005:
Schedule II — Valuation and Qualifying Accounts	83
All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a)	3 Exhibits
Exhibits for the company are listed in the Index to Exhibits beginning on page E-1.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2003, 2004 and 2005
(In Millions)

(A)	(B)	(C)		(D)	(E)
		Additions

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period

2003:
Accounts receivable allowances	$46.0	$13.6	$—	$(11.5)	$48.1
Inventory reserves	80.8	81.2	—	(65.7)	96.3
Deferred tax assets valuation allowance	—	—	—	—	—
2004:
Accounts receivable allowances	$48.1	$4.0	$—	$(11.6)	$40.5
Inventory reserves	96.3	64.4	—	(64.7)	96.0
Deferred tax assets valuation allowance	—	—	—	—	—
2005:
Accounts receivable allowances	$40.5	$1.7	$—	$(4.8)	$37.4
Inventory reserves	96.0	70.8	—	(67.2)	99.6
Deferred tax assets valuation allowance	—	—	—	—	—

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Lexington, Commonwealth of Kentucky, on March 8, 2006.

LEXMARK INTERNATIONAL, INC.

By	/s/ Paul J. Curlander

Name: Paul J. Curlander
Title: Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul J. Curlander Paul J. Curlander	Chairman and Chief Executive Officer (Principal Executive Officer)	March 8, 2006

/s/ John W. Gamble, Jr. John W. Gamble, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 8, 2006

/s/ Gary D. Stromquist Gary D. Stromquist	Vice President and Corporate Controller (Principal Accounting Officer)	March 8, 2006

*	Director	March 8, 2006
B. Charles Ames

*	Director	March 8, 2006
Teresa Beck

*	Director	March 8, 2006
William R. Fields

*	Director	March 8, 2006
Ralph E. Gomory

*	Director	March 8, 2006
Stephen R. Hardis

*	Director	March 8, 2006
James F. Hardymon

*	Director	March 8, 2006
Robert Holland, Jr.

*	Director	March 8, 2006
Marvin L. Mann

*	Director	March 8, 2006
Michael J. Maples

*	Director	March 8, 2006
Martin D. Walker

/s/ *Vincent J. Cole, Attorney-in-Fact *Vincent J. Cole, Attorney-in-Fact		March 8, 2006

Index to Exhibits

Number	Description of Exhibits

2	Agreement and Plan of Merger, dated as of February 29, 2000, by and between Lexmark International, Inc. (the “company”) and Lexmark International Group, Inc. (“Group”). (1)
3.1	Restated Certificate of Incorporation of the company. (2)
3.2	Company By-Laws, as Amended and Restated June 22, 2000. (2)
3.3	Amendment No. 1 to company By-Laws, as Amended and Restated June 22, 2000. (3)
4.1	Form of the company’s 6.75% Senior Notes due 2008. (4)
4.2	Indenture, dated as of May 11, 1998, by and among the company, as Issuer, and Group, as Guarantor, to The Bank of New York, as Trustee. (4)
4.3	First Supplemental Indenture, dated as of June 22, 2000, by and among the company, as Issuer, and Group, as Guarantor, to The Bank of New York, as Trustee. (2)
4.4	Amended and Restated Rights Agreement, dated as of December 2, 2003, between the company and The Bank of New York, as Rights Agent. (5)
4.5	Specimen of Class A common stock certificate. (2)
10.1	Agreement, dated as of May 31, 1990, between the company and Canon Inc., and Amendment thereto. (6)*
10.2	Agreement, dated as of March 26, 1991, between the company and Hewlett-Packard Company. (6)*
10.3	Patent Cross-License Agreement, effective October 1, 1996, between Hewlett-Packard Company and the company. (7)*
10.4	Amended and Restated Lease Agreement, dated as of January 1, 1991, between IBM and the company, and First Amendment thereto. (8)
10.5	Third Amendment to Lease, dated as of December 28, 2000, between IBM and the company. (9)
10.6	Credit Agreement, dated as of January 20, 2005, by and among the company, as Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Fleet National Bank and Citibank, N.A., as Co-Syndication Agents, and KeyBank National Association and SunTrust Bank, as Co-Documentation Agents. (10)
10.7	Amended and Restated Receivables Purchase Agreement, dated as of October 8, 2004, by and among Lexmark Receivables Corporation, as Seller, CIESCO, LLC and Gotham Funding Corporation, as the Investors, Citibank, N.A. and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as the Banks, Citicorp North America, Inc. and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as the Investor Agents, Citicorp North America, Inc., as Program Agent for the Investors and Banks, and the company, as Collection Agent and Originator. (11)
10.8	Amendment No. 1 to Receivables Purchase Agreement, dated as of October 7, 2005, by and among Lexmark Receivables Corporation, as Seller, CIESCO, LLC, Gotham Funding Corporation, Citibank, N.A., The Bank of Tokyo-Mitsubishi, Ltd., New York Branch (“BTM”), Citicorp North America, Inc. (“CNAI”), as Program Agents, CNAI and BTM, as Investor Agents, and the company, as Collection Agent and Originator. (12)
10.9	Purchase and Contribution Agreement, dated as of October 22, 2001, by and between the company, as Seller, and Lexmark Receivables Corporation, as Purchaser. (3)
10.10	Amendment to Purchase and Contribution Agreement, dated as of October 17, 2002, by and between the company, as Seller, and Lexmark Receivables Corporation, as Purchaser. (13)
10.11	Amendment No. 2 to Purchase and Contribution Agreement, dated as of October 20, 2003, by and between the company, as Seller, and Lexmark Receivables Corporation, as Purchaser. (14)
10.12	Amendment No. 3 to Purchase and Contribution Agreement, dated as of October 8, 2004, by and between the company, as Seller, and Lexmark Receivables Corporation, as Purchaser. (11)

Number	Description of Exhibits

10.13	Amendment No. 4 to Purchase and Contribution Agreement, dated as of October 7, 2005, by and between the company, as Seller, and Lexmark Receivables Corporation, as Purchaser. (12)
10.14	Lexmark Holding, Inc. Stock Option Plan for Executives and Senior Officers. (8)+
10.15	First Amendment to the Lexmark Holding, Inc. Stock Option Plan for Executives and Senior Officers, dated as of October 31, 1994. (15)+
10.16	Second Amendment to the Lexmark Holding, Inc. Stock Option Plan for Executives and Senior Officers, dated as of September 13, 1995. (15)+
10.17	Third Amendment to the Lexmark Holding, Inc. Stock Option Plan for Executives and Senior Officers, dated as of April 29, 1999. (16)+
10.18	Fourth Amendment to the Lexmark Holding, Inc. Stock Option Plan for Executives and Senior Officers, dated as of July 29, 1999. (16)+
10.19	Form of Stock Option Agreement pursuant to the Lexmark Holding, Inc. Stock Option Plan for Executives and Senior Officers. (15)+
10.20	Lexmark Holding, Inc. Stock Option Plan for Senior Managers. (8)+
10.21	First Amendment to the Lexmark Holding, Inc. Stock Option Plan for Senior Managers, dated as of September 13, 1995. (8)+
10.22	Second Amendment to the Lexmark Holding, Inc. Stock Option Plan for Senior Managers, dated as of April 29, 1999. (16)+
10.23	Third Amendment to the Lexmark Holding, Inc. Stock Option Plan for Senior Managers, dated as of July 29, 1999. (16)+
10.24	Form of Stock Option Agreement pursuant to the Lexmark Holding, Inc. Stock Option Plan for Senior Managers. (15)+
10.25	Lexmark International, Inc. Stock Incentive Plan, as Amended and Restated, effective April 30, 2003. (17)+
10.26	Form of Stock Option Agreement pursuant to the company’s Stock Incentive Plan. (18)+
10.27	Lexmark International Group, Inc. Nonemployee Director Stock Plan, Amended and Restated, effective April 30, 1998. (4)+
10.28	Amendment No. 1 to the Lexmark International Group, Inc. Nonemployee Director Stock Plan, dated as of February 11, 1999. (19)+
10.29	Amendment No. 2 to the Lexmark International Group, Inc. Nonemployee Director Stock Plan, dated as of April 29, 1999. (16)+
10.30	Amendment No. 3 to the Lexmark International Group, Inc. Nonemployee Director Stock Plan, dated as of July 24, 2003. (20)+
10.31	Amendment No. 4 to the Lexmark International, Inc. Nonemployee Director Stock Plan, dated as of April 22, 2004. (21)+
10.32	Form of Stock Option Agreement, pursuant to the company’s Nonemployee Director Stock Plan, Amended and Restated, effective April 30, 1998. (22)+
10.33	Lexmark International, Inc. 2005 Nonemployee Director Stock Plan. (23)+
10.34	Form of Agreement pursuant to the company’s 2003-2005 Long-Term Incentive Plan. (20)+
10.35	Form of Agreement pursuant to the company’s 2004-2006 Long-Term Incentive Plan. (18)+
10.36	Form of Agreement pursuant to the company’s 2005-2007 Long-Term Incentive Plan. (24)+
10.37	Lexmark International, Inc. Senior Executive Incentive Compensation Plan. (18)+
10.38	Form of Employment Agreement, entered into as of June 1, 2003, by and between the company and each of Paul J. Curlander, Gary E. Morin and Paul A. Rooke; entered into as of July 1, 2004 by and between the company and Najib Bahous; and entered into as of September 6, 2005 by and between the company and John W. Gamble, Jr. (20)+
10.39	Endorsement to the Employment Contract of Najib Bahous entered into as of July 1, 2004, by and between Lexmark Europe SARL and Najib Bahous. (25)+

Number	Description of Exhibits

10.40	Form of Change in Control Agreement entered into as of April 30, 1998, by and among the company, Group and each of Paul J. Curlander, Gary E. Morin and Paul A. Rooke; entered into as of July 1, 2004 by and between the company and Najib Bahous; and entered into as of September 6, 2005 by and between the company and John W. Gamble, Jr. (22)+
10.41	Form of Indemnification Agreement entered into as of April 30, 1998, by and among the company, Group and each of Paul J. Curlander, Gary E. Morin and Paul A. Rooke; entered into as of July 1, 2004 by and between the company and Najib Bahous; and entered into as of September 6, 2005 by and between the company and John W. Gamble, Jr. (22)+
10.42	Description of Compensation Payable to Nonemployee Directors. (26)+
21	Subsidiaries of the company as of December 31, 2005.
23	Consent of PricewaterhouseCoopers LLP.
24	Power of Attorney.
31.1	Certification of Chairman and Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment previously granted by the Securities and Exchange Commission.
+	Indicates management contract or compensatory plan, contract or arrangement.

(1)	Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (Commission File No. 1-14050).
(2)	Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (Commission File No. 1-14050).
(3)	Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (Commission File No. 1-14050).
(4)	Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Commission File No. 1-14050).
(5)	Incorporated by reference to the company’s Amended Registration Statement on Form 8-A filed with the Commission on December 22, 2003 (Commission File No. 1-14050).
(6)	Incorporated by reference to the company’s Form S-1 Registration Statement, Amendment No. 2 (Registration No. 33-97218) filed with the Commission on November 13, 1995.
(7)	Incorporated by reference to the company’s Quarterly Report on Form 10-Q/ A for the quarter ended September 30, 1996 (Commission File No. 1-14050).
(8)	Incorporated by reference to the company’s Form S-1 Registration Statement (Registration No. 33-97218) filed with the Commission on September 22, 1995.
(9)	Incorporated by reference to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 1-14050).

(10)	Incorporated by reference to the company’s Current Report on Form 8-K filed with the Commission on January 20, 2005 (Commission File No. 1-14050).
(11)	Incorporated by reference to the company’s Current Report on Form 8-K filed with the Commission on October 13, 2004 (Commission File No. 1-14050).
(12)	Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (Commission File No. 1-14050).
(13)	Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (Commission File No. 1-14050).

(14)	Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (Commission File No. 1-14050).
(15)	Incorporated by reference to the company’s Form S-1 Registration Statement, Amendment No. 1 (Registration No. 33-97218), filed with the Commission on October 27, 1995.
(16)	Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (Commission File No. 1-14050).
(17)	Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (Commission File No. 1-14050).
(18)	Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (Commission File No. 1-14050).
(19)	Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (Commission File No. 1-14050).
(20)	Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (Commission File No. 1-14050).
(21)	Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission file No. 1-14050).
(22)	Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (Commission File No. 1-14050).
(23)	Incorporated by reference to Exhibit A of the company’s Proxy Statement filed with the Commission on March 14, 2005 (Commission File No. 1-14050).
(24)	Incorporated by reference to the company’s Current Report on Form 8-K filed with the Commission on February 15, 2005 (Commission File No. 1-14050).
(25)	Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (Commission File No. 1-14050).
(26)	Incorporated by reference to the company’s Current Report on Form 8-K filed with the Commission on February 28, 2006 (Commission File No. 1-14050).

E-4