Form 10-Q
period 2006-03-31
LEXMARK INTERNATIONAL INC /KY/
filed 2006-05-08
CIK 1001288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2006

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

(859) 232-2000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant had 105,317,032 shares outstanding (excluding shares held in treasury) of Class A common stock, par value $0.01 per share, as of the close of business on April 30, 2006.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

		Page of Form 10-Q
	PART I - FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS

	Consolidated Condensed Statements of Earnings
	Three Months Ended March 31, 2006 and 2005	2

	Consolidated Condensed Statements of Financial Position
	As of March 31, 2006 and December 31, 2005	3

	Consolidated Condensed Statements of Cash Flows
	Three Months Ended March 31, 2006 and 2005	4

	Notes to Consolidated Condensed Financial Statements	5-16

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17-30

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	30

Item 4.	CONTROLS AND PROCEDURES	31
	PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	31

Item 1A.	RISK FACTORS	31

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	32

Item 3.	DEFAULTS UPON SENIOR SECURITIES	32

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	33

Item 5.	OTHER INFORMATION	33

Item 6.	EXHIBITS	33

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, are forward-looking statements. Forward-looking statements are made based upon information that is currently available or management’s current expectations and beliefs concerning future developments and their potential effects upon the company, speak only as of the date hereof, and are subject to certain risks and uncertainties. We assume no obligation to update or revise any forward-looking statements contained or incorporated by reference herein to reflect any change in events, conditions or circumstances, or expectations with regard thereto, on which any such forward-looking statement is based, in whole or in part. There can be no assurance that future developments affecting the company will be those anticipated by management, and there are a number of factors that could adversely affect the company’s future operating results or cause the company’s actual results to differ materially from the estimates or expectations reflected in such forward-looking statements, including, without limitation, the factors set forth under the title “Factors That May Affect Future Results and Information Concerning Forward-Looking Statements” in Part I, Item 2 of this report. The information referred to above should be considered by investors when reviewing any forward-looking statements contained in this report, in any of the company’s public filings or press releases or in any oral statements made by the company or any of its officers or other persons acting on its behalf. The important factors that could affect forward-looking statements are subject to change, and the company does not intend to update the factors set forth in the “Factors That May Affect Future Results and Information Concerning Forward-Looking Statements” section of this report. By means of this cautionary note, the company intends to avail itself of the safe harbor from liability with respect to forward-looking statements that is provided by Section 27A and Section 21E referred to above.

PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31
	2006	2005
Revenue	$1,275.3	$1,357.6
Cost of revenue	871.5	910.3
Gross profit	403.8	447.3

Research and development	87.4	82.6
Selling, general and administrative	174.8	203.0
Restructuring and other, net	21.1	-
Operating expense	283.3	285.6
Operating income	120.5	161.7

Interest (income) expense, net	(6.3)	(6.4)
Other expense (income), net	0.8	2.7
Earnings before income taxes	126.0	165.4

Provision for income taxes	39.8	41.5
Net earnings	$86.2	$123.9

Net earnings per share:
Basic	$0.79	$0.97
Diluted	$0.78	$0.96

Shares used in per share calculation:
Basic	109.8	127.3
Diluted	110.2	129.5

See notes to consolidated condensed financial statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
(In Millions, Except Par Value)
(Unaudited)

	March 31 2006	December 31 2006
ASSETS
Current assets:
Cash and cash equivalents	$207.2	$168.3
Marketable securities	558.7	720.5
Trade receivables, net of allowances of $36.1 in 2006 and $37.4 in 2005	584.0	650.9
Inventories	399.0	409.2
Prepaid expenses and other current assets	218.6	220.7
Total current assets	1,967.5	2,169.6

Property, plant and equipment, net	810.7	832.2
Other assets	334.6	328.3
Total assets	$3,112.8	$3,330.1

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$553.4	$572.8
Accrued liabilities	669.6	660.9
Total current liabilities	1,223.0	1,233.7

Long-term debt	149.7	149.6
Other liabilities	507.0	518.1
Total liabilities	1,879.7	1,901.4

Contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1.6 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value:
Class A, 900.0 shares authorized; 105.8 and 111.9 outstanding in 2006 and 2005, respectively	1.2	1.2
Class B, 10.0 shares authorized; no shares issued and outstanding	-	-
Capital in excess of par	848.5	832.5
Retained earnings	1,075.0	988.8
Treasury stock, net; at cost; 16.8 and 10.5 shares in2006 and 2005, respectively	(530.5)	(230.5)
Accumulated other comprehensive loss	(161.1)	(163.3)
Total stockholders' equity	1,233.1	1,428.7
Total liabilities and stockholders' equity	$3,112.8	$3,330.1

See notes to consolidated condensed financial statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Three Months Ended March 31
	2006	2005
Cash flows from operating activities:
Net earnings	$86.2	$123.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	61.5	35.6
Deferred taxes	(1.5)	-
Tax benefits from employee stock plans	-	5.5
Stock options expense	9.1	-
Other	(6.0)	14.9
	149.3	179.9
Change in assets and liabilities:
Trade receivables	66.9	44.9
Inventories	10.2	6.1
Accounts payable	(19.4)	(102.8)
Accrued liabilities	15.5	(68.4)
Other assets and liabilities	(3.0)	17.5
Net cash flows from operating activities	219.5	77.2

Cash flows from investing activities:
Purchases of property, plant and equipment	(46.8)	(52.5)
Purchases of marketable securities	(475.8)	(512.8)
Proceeds from marketable securities	637.7	571.4
Other	(1.2)	0.1
Net cash flows from investing activities	113.9	6.2

Cash flows from financing activities:
Decrease in short-term debt	-	(1.5)
Issuance of treasury stock	-	0.1
Purchase of treasury stock	(300.0)	(226.6)
Proceeds from employee stock plans	4.3	14.9
Excess tax benefits from employee stock plans	1.1	-
Other	(0.8)	(0.7)
Net cash flows from financing activities	(295.4)	(213.8)
Effect of exchange rate changes on cash	0.9	(1.4)
Net change in cash and cash equivalents	38.9	(131.8)
Cash and cash equivalents - beginning of period	168.3	626.2
Cash and cash equivalents - end of period	$207.2	$494.4

See notes to consolidated condensed financial statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(In millions, Except per Share Amounts)
(Unaudited)

1.   BASIS OF PRESENTATION

The accompanying interim Consolidated Condensed Financial Statements are unaudited; however, in the opinion of management of Lexmark International, Inc. (together with its subsidiaries, the “company” or “Lexmark”), all adjustments necessary for a fair statement of the interim financial results have been included. The results for the interim periods are not necessarily indicative of results to be expected for the entire year. The Condensed Consolidated Statement of Financial Position data as of December 31, 2005, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted ("GAAP") in the United States of America (“U.S.”). The company filed with the Securities and Exchange Commission (“SEC”) audited consolidated financial statements for the year ended December 31, 2005, on Form 10-K, which included all information and notes necessary for such presentation. Accordingly, these financial statements and notes should be read in conjunction with the company's audited annual consolidated financial statements for the year ended December 31, 2005.

2.   STOCK-BASED COMPENSATION

The company has various stock incentive plans to encourage employees and nonemployee directors to remain with the company and to more closely align their interests with those of the company’s stockholders. As of March 31, 2006, awards under the programs consisted of stock options, restricted stock units (“RSUs”) and deferred stock units (“DSUs”). The company currently issues the majority of shares related to its stock incentive plans from the company’s authorized and unissued shares of Class A common stock. Approximately 47.9 million shares of Class A common stock have been authorized for these stock incentive plans.

On January 1, 2006, the company implemented the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payments (“SFAS 123R”) and related interpretations. SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized in the financial statements based on their fair value. The company selected the modified prospective transition method for implementing SFAS 123R and began recognizing compensation expense for stock-based awards granted on or after January 1, 2006, plus any unvested awards granted prior to January 1, 2006. Under this transition method, prior periods have not been restated.

For the three months ended March 31, 2006, the company incurred stock-based compensation expense under SFAS 123R of $10.3 million ($6.4 million after tax) in the Consolidated Condensed Statements of Earnings. The fair value of the company’s stock-based awards, less estimated forfeitures, is amortized over the awards’ vesting periods on a straight-line basis.

The following table presents a breakout of the stock-based compensation expense recognized under SFAS 123R:

Three Months Ended March 31
2006
Cost of revenue	$1.2
Research and development	2.1
Selling, general and administrative	7.0
Stock-based compensation expense before income taxes	10.3
Income tax benefit	(3.9)
Stock-based compensation expense after income taxes	$6.4

For the three months ended March 31, 2006, the company’s pre-tax stock-based compensation expense included $0.6 million related to restricted stock and deferred stock units that were granted prior to the company’s adoption of SFAS 123R and would have been recognized as expense under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. As a result of adopting SFAS 123R, the company’s earnings before taxes and net earnings for the three months ended March 31, 2006, were reduced $9.7 million and $6.0 million, respectively. Basic and diluted earnings per share were reduced $0.05 for the three months ended March 31, 2006, as a result of adopting SFAS 123R. The adoption of SFAS 123R did not have a material impact on the company’s cash flows from operations or financing activities.

Prior to the adoption of SFAS 123R on January 1, 2006, the company accounted for its stock-based employee compensation plans under APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost was reflected in net earnings as all options granted had an exercise price at least equal to the fair market value of the underlying common stock on the grant date.

Stock Options

The exercise price of options awarded under stock option plans is at least equal to the fair market value of the underlying common stock on the grant date. Generally, options expire ten years from the date of grant. Options granted during 2004, 2005 and the three months ended March 31, 2006, vest over a three-year period based upon continued employment or the completion of three years of service on the board of directors. Prior to 2004, options granted generally became fully vested at the end of five years.

For the three months ended March 31, 2006 and 2005, the weighted average fair value of options granted were $13.89 and $17.37, respectively. The fair value of each option award on the grant date was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31
	2006	2005
Expected dividend yield	-	-
Expected stock price volatility	32%	24%
Weighted average risk-free interest rate	4.7%	3.4%
Weighted average expected life of options (years)	3.3	3.0

Under SFAS 123R, the company’s expected volatility assumption used in the Black-Scholes option-pricing model was based exclusively on historical volatility and the expected life assumption was established based upon an analysis of historical option exercise behavior. The risk-free interest rate used in the Black-Scholes model was based on the implied yield currently available on U.S Treasury zero-coupon issues with a remaining term equal to the company’s expected term assumption.

A summary of the status of the company’s stock-based compensation plans as of December 31, 2005, and changes during the three months ended March 31, 2006, is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractural Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	12.8	$66.30	6.1	$23.6
Granted	0.7	48.05
Exercised	(0.1)	28.73
Forfeited or canceled	(0.2)	75.35
Outstanding at March 31, 2006	13.2	$65.31	6.1	$23.7
Exercisable at March 31, 2006	10.6	$65.97	5.7	$23.4

For the three months ended March 31, 2006, the total intrinsic value of options exercised was $0.8 million. As of March 31, 2006, the company had $41.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested stock options that will be recognized over the weighted average period of 1.7 years.

Restricted Stock and Deferred Stock Units

The company has granted RSUs with various vesting periods and generally these awards vest based upon continued employment with the company. As of March 31, 2006, the company has issued DSUs to certain members of management who elected to defer all or a portion of their annual bonus into such units and to certain nonemployee directors who elected to defer all or a portion of their annual retainer, chair retainer and/or meeting fees into such units. These DSUs are 100% vested when issued. The company has also issued supplemental DSUs upon the election to defer all or a portion of an annual bonus into DSUs. These supplemental DSUs vest at the end of five years based upon continued employment with the company. The cost of the RSUs and supplemental DSUs, generally determined to be the fair market value of the shares at the date of grant, is charged to compensation expense ratably over the vesting period of the award.

A summary of the status of the company’s RSU and DSU plans as of December 31, 2005, and changes during the three months ended March 31, 2006, is presented below:

	Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
RSUs and DSUs at December 31, 2005	0.4	$54.55	4.2	$18.4
Granted	0.6	48.06
Vested	(0.1)	28.70
Forfeited or canceled	-	68.29
RSUs and DSUs at March 31, 2006	0.9	$52.83	4.1	$38.7

For the three months ended March 31, 2006, the total fair value of RSUs and DSUs that vested was $3.8 million. As of March 31, 2006, the company had $30.8 million of total unrecognized compensation expense, net of estimated forfeitures, related to RSUs and DSUs that will be recognized over the weighted average period of 4.2 years.

Employee Stock Purchase Plan

The company also has an Employee Stock Purchase Plan (“ESPP”) which enables substantially all regular employees to purchase full or fractional shares of Lexmark Class A common stock through payroll deductions of up to 10% of eligible compensation. Effective January 1, 2006, the ESPP was amended whereby the share price paid by an employee will be 85% of the closing market price on the last business day of the respective offering period. Prior to January 1, 2006, the share price paid by an employee was 85% of the lesser of the closing market price on (i) the last business day immediately preceding the first day of the respective offering period and (ii) the last business day of the respective offering period. The current plan provides semi-annual offering periods beginning each January 1 and July 1. For the three months ended March 31, 2006, employees paid the company $3.2 million to purchase approximately 0.1 million shares and the company recognized approximately $1.4 million of compensation expense related to this ESPP activity. Compensation expense was calculated using the fair value of the employees’ purchase rights under the Black-Scholes model.

Pro Forma Information for Periods Prior to Adopting SFAS 123R

Prior to the adoption of SFAS 123R on January 1, 2006, the company accounted for its stock-based employee compensation plans under APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost was reflected in net earnings as all options granted had an exercise price at least equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Three Months Ended March 31
2005
Net earnings, as reported	$123.9
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(9.7)
Pro forma net income	$114.2

Net earnings per share:
Basic - as reported	$0.97
Basic - pro forma	$0.90

Diluted - as reported	$0.96
Diluted - pro forma	$0.88

3.   RESTRUCTURING RELATED CHARGES AND OTHER

During the first quarter of 2006, the company approved a plan to restructure its workforce, consolidate some manufacturing capacity, including the closure of one of its European facilities, and make certain changes to its U.S. retirement plans (collectively referred to as the “2006 actions”).

The workforce restructuring is expected to eliminate or transfer approximately 1,350 positions from various business functions and job classes, with about 825 positions being eliminated, and approximately 525 positions being transferred from various locations primarily to low cost countries. The company plans to consolidate its manufacturing capacity to reduce manufacturing costs, including the closure of its Rosyth, Scotland inkjet cartridge manufacturing facility, and expects to reduce its operating expenses, particularly in the areas of supply chain, general and administrative and marketing and sales (collectively referred to as “restructuring related activities”).

The company has also frozen benefit accruals in its defined benefit pension plan for U.S. employees, effective April 3, 2006, and at the same time changed from a maximum company matching contribution of three percent to an automatic company contribution of one percent and a maximum company matching contribution of five percent to the company’s existing 401(k) plan. The company plans to make a maximum company matching contribution of six percent to a nonqualified deferred compensation plan on compensation amounts in excess of IRS qualified plan limits.

The company expects the restructuring related activities will result in pre-tax charges of approximately $130 million, of which $80 million will require cash. The company expects the restructuring related activities to be substantially complete by the end of 2006.

For the three months ended March 31, 2006, the company incurred net charges of $39.8 million for the 2006 actions as follows:

Three Months Ended March 31
2006
Accelerated depreciation charges	$18.7
Employee termination benefit charges	30.9
Subtotal restructuring related charges	49.6
Defined benefit pension plan freeze	(9.8)
Total restructuring related charges and other, net	$39.8

The accelerated depreciation charges were determined in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and resulted from the company’s decision to close certain manufacturing facilities in Europe. The accelerated depreciation charges are included on the cost of revenue line in the Consolidated Condensed Statements of Earnings.

Employee termination benefit charges were accrued in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and SFAS No. 112, Employers' Accounting for Postemployment Benefits, as appropriate. Employee termination benefit charges include severance, medical and other benefits. Employee termination benefit charges and the defined benefit pension plan freeze are included on the restructuring and other, net, line in the Consolidated Condensed Statements of Earnings. The following table presents a rollforward of the liability incurred for employee termination benefit charges in connection with the restructuring related activities. The liability is included on the accrued liabilities line in the company’s Consolidated Condensed Statements of Financial Position.

Balance at January 1, 2006	$-
Costs incurred	30.9
Payments	(2.2)
Other	(1.3)
Balance at March 31, 2006	$27.4

Other consists primarily of special termination benefits that will be paid out of the U.S. pension plan.

For the three months ended March 31, 2006, the company incurred charges of $7.9 million in its Business segment, $31.3 million in its Consumer segment and $10.4 million in its All Other segment relating to the restructuring related activities. Operating income in the All Other segment also included a $9.8 million pension plan freeze benefit. The company expects to incur total charges related to the restructuring related activities of approximately $20 million in its Business segment, a total of approximately $62 million in its Consumer segment and a total of approximately $48 million in its All Other segment.

4.   INVENTORIES

Inventories consist of the following:

	March 31 2006	December 31 2005
Work in process	$117.7	$116.4
Finished goods	281.3	292.8
Inventories	$399.0	$409.2

5.   AGGREGATE WARRANTY LIABILITY

Changes in the company’s aggregate warranty liability, which includes both warranty and extended warranty (deferred revenue), are presented below.

	Three Months Ended March 31
	2006	2005
Balance at January 1	$195.0	$176.8
Accruals for warranties issued	50.2	56.6
Accruals related to pre-existing warranties (including amortization of deferred revenue for extended warranties and changes in estimates	(8.8)	(13.9)
Settlements made (in cash or in kind)	(43.7)	(41.2)
Balance at March 31	$192.7	$178.3

Both warranty and the short-term portion of extended warranty are included on the accrued liabilities line in the Consolidated Condensed Statements of Financial Position. The long-term portion of extended warranty is included on the other liabilities line in the Consolidated Condensed Statements of Financial Position.

6.   INCOME TAXES

The effective income tax rate was 31.56% for the three months ended March 31, 2006, compared to 25.1% for the first quarter of 2005. The difference in the two rates is due to the expiration of the U.S. Research and Experimentation credit on December 31, 2005, the change in geographic mix of earnings primarily due to the 2006 restructuring charges, and the retroactive extension of a favorable non- U.S. tax rate (a $3.1 million benefit) in the first quarter of 2005.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP 123R-3”). The company has elected to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Condensed Statement of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon the adoption of SFAS 123R.

7.   STOCKHOLDERS’ EQUITY

In January 2006, the company received authorization from the board of directors to repurchase an additional $1.0 billion of its Class A common stock for a total repurchase authority of $3.9 billion. As of March 31, 2006, there was approximately $1.0 billion of share repurchase authority remaining. This repurchase authority allows the company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During the first quarter of 2006, the company repurchased approximately 6.4 million shares at a cost of approximately $300 million. As of March 31, 2006, since the inception of the program in April 1996, the company had repurchased approximately 61.3 million shares for an aggregate cost of approximately $2.9 billion. As of March 31, 2006, the company had reissued .5 million shares of previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million shares of treasury stock in December 2005, the net treasury shares outstanding at March 31, 2006, were 16.8 million.

8.   OTHER COMPREHENSIVE EARNINGS (LOSS)

Comprehensive earnings (loss), net of taxes, consist of the following:

	Three Months Ended March 31
	2006	2005
Net earnings	$86.2	$123.9
Other comprehensive earnings (loss):
Foreign currency translation adjustment	4.5	(7.8)
Cash flow hedging, net of reclassifications	(6.2)	19.9
Minimum pension liability adjustment	3.7	0.4
Net unrealized gain (loss) on marketable securities	0.2	(0.6)
Comprehensive earnings	$88.4	$135.8

Accumulated other comprehensive (loss) earnings consists of the following:

	Translation Adjustment	Cash Flow Hedges	Minimum Pension Liability	Net Unrealized (Loss) Gain on Marketable Securities	Accumulated Other Comprehensive (Loss) Earnings
Balance at 12/31/05	$(15.2)	$7.1	$(154.6)	$(0.6)	$(163.3)
1st Qtr 2006 change	4.5	(6.2)	3.7	0.2	2.2
Balance at 3/31/06	$(10.7)	$0.9	$(150.9)	$(0.4)	$(161.1)

9.   EARNINGS PER SHARE (“EPS”)

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations:

	Three Months Ended March 31
	2006	2005
Numerator:
Net earnings	$86.2	$123.9
Denominator:
Weighted average shares used to compute basic EPS	109.8	127.3
Effect of dilutive securities -
Employee stock plans	0.4	2.2
Weighted average shares used to compute diluted EPS	110.2	129.5
Basic net EPS	$0.79	$0.97
Diluted net EPS	$0.78	$0.96

Options to purchase an additional 11.8 million and 3.4 million shares of Class A common stock for the three month periods ended March 31, 2006 and 2005, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

10.   EMPLOYEE PENSION AND POSTRETIREMENT PLANS

The components of the net periodic benefit cost for both the pension and postretirement plans for the three month periods ended March 31, 2006 and 2005, were as follows:

	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
Service cost	$1.9	$4.2	$0.5	$0.5
Interest cost	10.4	10.5	0.6	0.7
Expected return on plan assets	(12.3)	(12.8)	-	-
Amortization of prior service (benefit) cost	-	(0.3)	(0.9)	(0.4)
Amortization of net loss	4.3	4.2	0.2	0.1
Curtailment gain and special termination benefit charges, net	(8.4)	-	(0.1)	-
Net periodic benefit (credit) cost	$(4.1)	$5.8	$0.3	$0.9

The $8.5 million curtailment gain and special termination benefit charges, net, recognized in the first quarter of 2006 consisted of a $9.8 million pension curtailment gain due to the freezing of plan benefit accruals in the U.S. and $1.3 million of special termination benefit charges related to restructuring activities. See Note 3 for further discussion. The company currently expects to contribute approximately $6 million to its pension and other postretirement plans in 2006. As of March 31, 2006, $2.5 million of contributions have been made.

11.   SEGMENT DATA

The company manufactures and sells a variety of printing and multifunction products and related supplies and services and is primarily managed along business and consumer market segments. The company evaluates the performance of its segments based on revenue and operating income, and does not include segment assets or other income and expense items for management reporting purposes. Segment operating income includes selling, general and administrative, research and development and other expenses, certain of which are allocated to the respective segments based on internal measures and may not be indicative of amounts that would be incurred on a stand alone basis or may not be indicative of results of other enterprises in similar businesses. Additionally, segment operating income excludes significant expenses that are managed outside of the reporting segments. These unallocated costs include such items as information technology expenses, occupancy costs, stock-based compensation and certain other corporate and regional general and administrative expenses such as finance, legal, and human resources.

The following table includes information about the company’s reportable segments:

	Three Months Ended March 31
	2006	2005
Revenue:
Business	$688.4	$727.1
Consumer	586.9	630.5
All Other	-	-
Total revenue	$1,275.3	$1,357.6

Operating income (loss):
Business	$147.5	$177.5
Consumer	64.8	78.9
All Other	(91.8)	(94.7)
Total operating income (loss)	$120.5	$161.7

For the three months ended March 31, 2006, operating income (loss) noted above included restructuring related charges and other of $7.9 million in its Business segment, $31.3 million in its Consumer segment and $10.4 million in its All Other segment relating to the restructuring related activities. Operating income in the All Other segment also included a $9.8 million pension plan freeze benefit. The company expects to incur total charges related to the restructuring related activities of approximately $20 million in its Business segment, a total of approximately $62 million in its Consumer segment and a total of approximately $48 million in its All Other segment. See Note 3 for further discussion.

12.   CONTINGENCIES

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

Copyright fees

Certain countries (primarily in Europe) and/or collecting societies representing copyright owners’ interests have commenced proceedings to impose fees on devices (such as scanners, printers and multifunction devices) alleging the copyright owners are entitled to compensation because these devices enable reproducing copyrighted content. Other countries are also considering imposing fees on certain devices. The amount of fees, if imposed, would depend on the number of products sold and the amounts of the fee on each product, which will vary by product and by country. The company has accrued amounts that it believes are adequate to address the currently pending copyright fee proceedings. The financial impact on the company, which will depend in large part upon the outcome of local legislative processes, the company’s and other industry participants’ outcome in contesting the fees and the company’s ability to mitigate that impact by increasing prices, which ability will depend upon competitive market conditions, remains uncertain. As of March 31, 2006, and December 31, 2005, the company had accrued approximately $82 million and $76 million, respectively, for the pending copyright fee proceedings. These accruals are included on the accrued liabilities line in the Consolidated Condensed Statements of Financial Position.

13.   RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amends the guidance in Accounting Revenue Bulletin (“ARB 43”), Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges . . .”.  This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151, effective January 1, 2006, did not have a material impact on the company’s financial position, results of operations and cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized in the financial statements based on their fair value. Refer to Note 2, Stock-Based Compensation, of the Notes to the Consolidated Condensed Financial Statements for further discussion.

In September 2005, the FASB reached a final consensus on EITF Issue 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (“EITF 04-13”). EITF 04-13 concludes that two or more legally separate exchange transactions with the same counterparty should be combined and considered as a single arrangement for purposes of applying APB Opinion No. 29, Accounting for Nonmonetary Transactions, when the transactions were entered into “in contemplation” of one another. The consensus contains several indicators to be considered in assessing whether two transactions are entered into in contemplation of one another. If, based on consideration of the indicators and the substance of the arrangement, two transactions are combined and considered a single arrangement, an exchange of finished goods inventory for either raw material or work-in-process should be accounted for at fair value. The provisions of EITF 04-13 should be applied to transactions completed in reporting periods beginning after March 15, 2006. The adoption of EITF 04-13 is not expected to have a material impact on the company’s financial position, results of operations and cash flows.

In October 2005, the FASB issued FSP No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period (“FSP 13-1”). FSP 13-1 was issued to address the accounting for rental costs associated with ground or building operating leases that are incurred during a construction period. FSP 13-1 concludes that these rental costs shall be recognized as rental expense and included in income from continuing operations. The guidance in FSP 13-1 shall be applied to the first reporting period beginning after December 15, 2005. The adoption of FSP 13-1, effective January 1, 2006, did not have a material impact on the company’s financial position, results of operations and cash flows.

In November 2005, the FASB issued FSP No. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (collectively referred to as “FSP 115-1”). FSP 115-1 provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The adoption of FSP 115-1, effective January 1, 2006, did not have a material impact on the company’s financial position, results of operations and cash flows.

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

The company also sells its products through numerous alliances and original equipment manufacturer (“OEM”) arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Lexmark’s discussion and analysis of its financial condition and results of operations are based upon the company’s consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of consolidated condensed financial statements requires the company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the company evaluates its estimates, including those related to customer programs and incentives, product returns, doubtful accounts, inventories, stock-based compensation, intangible assets, income taxes, warranty obligations, copyright fees, product royalty obligations, restructurings, pension and other postretirement benefits, and contingencies and litigation. The company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that other than the adoption of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"), there have been no significant changes during the three months ended March 31, 2006, to the items that we disclosed as our critical accounting policies and estimates in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Stock-Based Compensation

On January 1, 2006, the company implemented the provisions of SFAS 123R and related interpretations. SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized in the financial statements based on their fair value. The company selected the modified prospective transition method for implementing SFAS 123R and began recognizing compensation expense for stock-based awards granted on or after January 1, 2006, plus any unvested awards granted prior to January 1, 2006. Under this transition method, prior periods have not been restated. Stock-based compensation expense for awards granted on or after January 1, 2006, is based on the grant date fair value calculated in accordance with the provisions of SFAS 123R. Stock-based compensation related to any unvested awards granted prior to January 1, 2006, is based on the grant date fair value calculated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The fair value of the company’s stock-based awards, less estimated forfeitures, is amortized over the awards’ vesting periods on a straight-line basis. Prior to the adoption of SFAS 123R on January 1, 2006, the company accounted for the costs of its stock-based employee compensation plans under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation cost was reflected in net earnings as all options granted had an exercise price at least equal to the market value of the underlying common stock on the date of grant. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC Staff’s interpretation of SFAS 123R and provides the Staff’s views regarding interactions between SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The company has incorporated the provisions of SAB 107 in its adoption of SFAS 123R.

The fair value of each option award on the grant date was estimated using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield, expected stock price volatility, weighted average risk-free interest rate and weighted average expected life of the options. Under SFAS 123R, the company’s expected volatility assumption used in the Black-Scholes option-pricing model was based exclusively on historical volatility and the expected life assumption was established based upon an analysis of historical option exercise behavior. The risk-free interest rate used in the Black-Scholes model was based on the implied yield currently available on U.S Treasury zero-coupon issues with a remaining term equal to the company’s expected term assumption.

Refer to Note 2 of the Notes to Consolidated Condensed Financial Statements for further information on stock-based compensation.

RESULTS OF OPERATIONS

Summary

During the first quarter of 2006, in the business market segment, the company was impacted by mix changes and price declines. In the business market segment, laser unit shipments were up 7% year-to-year (“YTY”) while laser hardware average unit revenue (“AUR”), which reflects the changes in both pricing and mix, declined approximately 25% from the prior year due to pricing and unfavorable mix shift changes.

In the consumer market segment, during the first quarter of 2006, consumer hardware units were impacted by the company’s decision to implement a more rigorous process to improve lifetime profitability and payback on inkjet sales. In the consumer market segment, inkjet unit shipments were down 18% YTY as inkjet hardware AUR was approximately flat as price reductions were partially offset by a favorable mix shift to all-in-ones (“AIOs”). Also, demand for supplies continues to be soft.

In the consumer market segment, the company is working on a hardware component shortage that will impact the second half of 2006 operating results.  The company is actively working to improve this, and as such, it's difficult to estimate now what impact it will have.

The following discussion and analysis should be read in conjunction with the consolidated condensed financial statements and notes thereto.

The following table summarizes the results of the company’s operations for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31
	2006		2005
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev
Revenue	$1,275.3	100.0%	$1,357.6	100.0%
Gross profit	403.8	31.7	447.3	33.0
Operating expense	283.3	22.2	285.6	21.0
Operating income	120.5	9.5	161.7	11.9
Net earnings	86.2	6.8	123.9	9.1

For the three months ended March 31, 2006, net earnings decreased from the prior year due to lower operating income and a higher effective tax rate. Net earnings for the first quarter of 2006 included $49.6 million of pre-tax restructuring related charges, a $9.8 million pre-tax pension curtailment gain and $10.3 million of pre-tax stock-based compensation expense. First quarter of 2005 net earnings included a $9.6 million pre-tax charge for probable losses on uncollectible accounts in Spain. First quarter 2005 net earnings also included a $3.1 million benefit from the retroactive extension of a favorable, non-U.S. tax rate. The effective income rate was 31.6% for the three months ended March 31, 2006, compared to 25.1% for the first quarter of 2005.

Revenue

First quarter 2006 total revenue declined from the prior year but was higher than expected mainly due to greater than anticipated supplies sales. Consolidated revenue decreased 6% for the first quarter of 2006 compared to the same period in 2005 due to an 18% decline in laser and inkjet printer revenue partially offset by a 3% increase in laser and inkjet supplies revenue.

The following tables provide a breakdown of the company’s revenue by market segment and geography.

Revenue by market segment:

	Three Months Ended March 31
(Dollars in millions)	2006	2005	% Change
Business	$688.4	$727.1	(5)%
Consumer	586.9	630.5	(7)
Total revenue	$1,275.3	$1,357.6	(6)%

In the business market segment, revenue decreased $39 million YTY principally due to lower hardware revenue. For the first quarter of 2006, the company experienced a 7% unit growth in laser units YTY with strong growth in branded low-end monochrome lasers, branded color lasers and branded workgroup multifunction products being partially offset by declines in OEM sales and branded workgroup monochrome printers. Laser hardware AUR declined approximately 25% from the prior year due to pricing and unfavorable mix shift changes.

In the consumer market segment, revenue declined $44 million YTY due to lower hardware revenue. For the first quarter of 2006, inkjet units declined 18% with growth in branded AIOs being more than offset by declines in branded single function printers and OEM sales. The company experienced good growth in its 3-in-1 AIOs and 4-in-1 inkjets that it is targeting to grow. Inkjet hardware AUR was approximately flat YTY as price reductions were partially offset by a favorable mix shift to AIOs.

Revenue by Geography:

	Three Months Ended March 31
(Dollars in millions)	2006	2005	% Change
United States	$573.7	$623.7	(8)%
Europe	465.4	512.0	(9)
Other International	236.2	221.9	6
Total revenue	$1,275.3	$1,357.6	(6)%

During the first quarter of 2006, revenue decreased in the U.S. and Europe geographies due to the previously mentioned decline in hardware units partially offset by hardware unit growth in the Other International geographies.

Gross Profit

The following table provides gross profit information:

	Three Months Ended March 31
(Dollars in millions)	2006	2005	Change
Gross profit:
Dollars	$403.8	$447.3	(10)%
% of revenue	31.7%	33.0%	(1.3)	pts

For the three months ended March 31, 2006, the consolidated gross profit and gross profit as a percentage of revenue decreased when compared to 2005. Gross profit for the three months ended included $18.7 million of accelerated depreciation charges, related to the company’s restructuring related activities. Excluding the 1.4 percentage point impact of the accelerated depreciation, the improvement in gross profit margin over the prior period was due to 3.8 percentage point favorable mix shift among products, mostly from a decrease in the percentage of inkjet hardware, offset by a 3.7 percentage point margin decline primarily in inkjet and laser hardware.

Operating Expense

The following table presents information regarding the company’s operating expenses during the periods indicated:

	Three Months Ended March 31
	2006		2005
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev
Operating expense:
Research and development	$87.4	6.9%	$82.6	6.1%
Selling, general & administrative	174.8	13.7	203.0	14.9
Restructuring and other, net	21.1	1.6	-	-
Total operating expense	$283.3	22.2%	$285.6	21.0%

Research and development increased in the first quarter of 2006 compared to 2005 due to $2.1 million of stock-based compensation expense and the company’s continued acceleration of investment to support product and solution development. This investment has led to new products and solutions aimed at targeted growth segments.

Selling, general and administrative expenses (“SG&A”) for the first quarter of 2006 included $7.0 million of stock-based compensation expense and in the first quarter of 2005 a $9.0 million charge for probable losses on uncollectible accounts in Spain. Excluding these items, SG&A decreased compared to the prior year due to lower marketing spend.

Restructuring and other, net, includes $30.9 million of restructuring related charges partially offset by a $9.8 million pension curtailment gain. See the section - Restructuring Related Charges and Other for further discussion.

Operating Income (Loss)

The following table provides operating income (loss) by market segment:

	Three Months Ended March 31
(Dollars in millions)	2006	2005	Change
Operating income (loss):
Business	$147.5	$177.5	(17)%
% of segment revenue	21.4%	24.4%	(3.0	) pts
Consumer	64.8	78.9	(18)%
% of segment revenue	11.0%	12.5%	(1.5	) pts
Other	(91.8)	(94.7)	3%
Total operating income (loss)	$120.5	$161.7	(25)%
% of total revenue	9.5%	11.9%	(2.4	) pts

For the three months ended March 31, 2006, the decrease in consolidated operating income was primarily attributable to the $49.6 million of restructuring related charges partially offset by the $9.8 million pension curtailment gain as discussed above. For the three months ended March 31, 2006, operating income for the business market segment decreased $30 million compared to the prior year primarily due to lower gross profits. For the three months ended March 31, 2006, operating income for the consumer market segment decreased $14 million compared to the prior year primarily due to the impact of restructuring related charges.

For the three months ended March 31, 2006, operating income (loss) noted above included restructuring related charges of $7.9 million in its Business segment, $31.3 million in its Consumer segment and $10.4 million in its All Other segment. Operating income in the All Other segment also included a $9.8 million pension plan freeze benefit. The company expects to incur total restructuring related charges of approximately $20 million in its Business segment, a total of approximately $62 million in its Consumer segment and a total of approximately $48 million in its All Other segment. See the section - Restructuring Related Charges and Other for further discussion.

Interest and Other

	Three Months Ended March 31
(Dollars in millions)	2006	2005
Interest & other (income) expense
Interest (income) expense, net	$(6.3)	$(6.4)
Other expense (income), net	0.8	2.7
Total interest and other (income) expense, net	$(5.5)	$(3.7)

Total interest and other (income) expense, net, for the three months ended March 31, 2006, was income of $5.5 million compared to $3.7 million in the prior year. This increase was primarily due to $0.4 million of foreign exchange losses in 2006 compared to $2.1 million of losses in 2005.

Provision for Income Taxes

The effective income tax rate was 31.56% for the three months ended March 31, 2006, compared to 25.1% for the first quarter of 2005. The difference in the two rates is due to the expiration of the U.S. Research and Experimentation credit on December 31, 2005, the change in geographic mix of earnings primarily due to the 2006 restructuring charges, and the retroactive extension of a favorable non-U.S. tax rate (a $3.1 million benefit) in the first quarter of 2005.

Net Earnings

For the three months ended March 31, 2006, net earnings decreased from the prior year due to lower operating income and a higher effective tax rate. Net earnings for the first quarter of 2006 included $49.6 million of pre-tax restructuring related charges, a $9.8 million pre-tax pension curtailment gain and $10.3 million of pre-tax stock-based compensation expense. First quarter of 2005 net earnings included a $9.6 million pre-tax charge for probable losses on uncollectible accounts in Spain. First quarter 2005 net earnings also included a $3.1 million benefit from the retroactive extension of a favorable, non-U.S. tax rate. The effective tax rate was 31.6% for the three months ended March 31, 2006, compared to 25.1% for the first quarter of 2005.

Earnings Per Share

Basic net earnings per share were $.79 per share for the three months ended March 31, 2006, compared to $0.97 in 2005. Diluted net earnings per share were $.78 per share for the three months ended March 31, 2006, compared to $0.96 in 2005. Both basic and diluted net earnings per share in 2006 included the restructuring related charges and pension curtailment gain discussed above. Both basic and diluted net earnings per share for the three months ended March 31, 2005, included a charge associated with the previously mentioned estimate of probable losses on accounts receivable in Spain partially offset by a benefit associated with the previously mentioned retroactive extension of a favorable non-U.S. tax rate. The decreases in basic and diluted net earnings per share were primarily attributable to the decrease in net earnings partially offset by the decrease in the average number of shares outstanding, primarily due to the company’s stock repurchases.

RESTRUCTURING RELATED CHARGES AND OTHER

During the first quarter of 2006, the company approved a plan to restructure its workforce, consolidate some manufacturing capacity, including the closure of one of its European facilities, and make certain changes to its U.S. retirement plans (collectively referred to as the “2006 actions”).

The workforce restructuring is expected to eliminate or transfer approximately 1,350 positions from various business functions and job classes, with about 825 positions being eliminated, and approximately 525 positions being transferred from various locations primarily to low cost countries. The company plans to consolidate its manufacturing capacity to reduce manufacturing costs, including the closure of its Rosyth, Scotland inkjet cartridge manufacturing facility, and expects to reduce its operating expenses, particularly in the areas of supply chain, general and administrative and marketing and sales (collectively referred to as “restructuring related activities”).

The company has also frozen benefit accruals in its defined benefit pension plan for U.S. employees, effective April 3, 2006, and at the same time changed from a maximum company matching contribution of three percent to an automatic company contribution of one percent and a maximum company matching contribution of five percent to the company’s existing 401(k) plan. The company plans to make a maximum company matching contribution of six percent to a nonqualified deferred compensation plan on compensation amounts in excess of IRS qualified plan limits.

For the three months ended March 31, 2006, the company incurred net charges of $39.8 million for the 2006 actions as follows:

Three Months Ended March 31
2006
Accelerated depreciation charges	$18.7
Employee termination benefit charges	30.9
Subtotal restructuring related charges	49.6
Defined benefit pension plan freeze	(9.8)
Total restructuring related charges and other, net	$39.8

The accelerated depreciation charges were determined in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and resulted from the company’s decision to close certain manufacturing facilities in Europe. The accelerated depreciation charges are included on the cost of revenue line in the Consolidated Condensed Statements of Earnings.

Employee termination benefit charges were accrued in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and SFAS No. 112, Employers' Accounting for Postemployment Benefits, as appropriate. Employee termination benefit charges include severance, medical and other benefits. Employee termination benefit charges and the defined benefit pension plan freeze are included on the restructuring and other, net, line in the Consolidated Condensed Statements of Earnings. The following table presents a rollforward of the liability incurred for employee termination benefit charges in connection with the restructuring related activities. The liability is included on the accrued liabilities line in the company’s Consolidated Condensed Statements of Financial Position.

Balance at January 1, 2006	$-
Costs incurred	30.9
Payments	(2.2)
Other	(1.3)
Balance at March 31, 2006	$27.4

Other consists primarily of special termination benefits that will be paid out of the U.S. pension plan.

For the three months ended March 31, 2006, the company incurred charges of $7.9 million in its Business segment, $31.3 million in its Consumer segment and $10.4 million in its All Other segment relating to the restructuring related activities. Operating income in the All Other segment also included a $9.8 million pension plan freeze benefit. The company expects to incur total charges related to the restructuring related activities of approximately $20 million in its Business segment, a total of approximately $62 million in its Consumer segment and a total of approximately $48 million in its All Other segment.

The company expects to incur an additional $40 million of restructuring related charges in the second quarter of 2006 with an estimated $15 million impact on cost of revenue and $25 million impact on operating expense. Second quarter savings from the restructuring related activities are estimated to be $10 million.

The company expects the restructuring related activities to be substantially complete by the end of 2006. The company expects that the restructuring related activities will result in total pre-tax charges of approximately $130 million, of which $80 million will require cash which are expected to be funded through cash from operations. Approximately $50 million of the restructuring related charges will impact cost of revenue and $80 million will impact operating expense. These restructuring related activities are expected to save approximately $50 million in 2006 and $80 million per year thereafter with approximately 70% benefiting cost of revenue and 30% benefiting operating expense.

FINANCIAL CONDITION

Lexmark’s financial position remains strong at March 31,2006, with net working capital of $744 million compared to $936 million at December 31, 2005. The decease in working capital accounts was primarily due to lower cash and cash equivalents and marketable securities in 2006 resulting principally from the company’s stock repurchase activity. At March 31,  2006, the company had $149.7 million of long-term debt and no short-term debt outstanding. The debt to total capital ratio was 11% at March 31, 2006, compared to 9% at December 31, 2005. The company had no amounts outstanding under its U.S. trade receivables financing program or its revolving credit facility at March 31, 2006.

The following table summarizes the results of the company’s Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31
	2006	2005
Net cash flow provided by (used for):
Operating activities	$219.5	$77.2
Investing activities	113.9	6.2
Financing activities	(295.4)	(213.8)
Effect of exchange rate changes on cash	0.9	(1.4)
Net change in cash and cash equivalents	$38.9	$(131.8)

The company’s primary source of liquidity has been cash generated by operations that totaled $220 million and $77 million for the three months ended March 31, 2006 and 2005, respectively. Cash from operations for the past few years has been sufficient to allow the company to fund its working capital needs and finance its capital expenditures during these periods along with the repurchase of approximately $300 million and $227 million, of its Class A common stock during the three months ended March 31, 2006 and 2005, respectively. Management believes that cash provided by operations will continue to be sufficient to meet operating and capital needs. However, in the event that cash from operations is not sufficient, the company has other potential sources of cash through utilization of its accounts receivables financing program, revolving credit facility or other financing sources.

Operating activities:

The increase in cash flows from operating activities from 2005 to 2006 was primarily due to favorable changes in accounts payable and accrued liabilities. Accounts payable balances can fluctuate significantly between periods due to the timing of payments to suppliers. The change noted in accrued liabilities was primarily due to decreases in salary and incentive compensation accruals and related payments of $38 million, increases in restructuring related accruals of $27 million and changes in derivative liabilities from the prior year of $24 million.

Although not a significant component of the change in cash flows from operating activities, the company’s days of sales outstanding were 38 days at March 31, 2006, compared to 43 days at March 31, 2005. The days of sales outstanding is calculated on a 90-day moving average based on gross accounts receivable and is adjusted for certain accounts receivable items which have no corresponding revenue, such as value-added taxes. Additionally, the company’s days of inventory improved from 48 days at March 31, 2005, to 44 days at March 31, 2006. The days of inventory is calculated on a 90-day moving average based on annualized cost of goods sold. Days of sales outstanding and days of inventory calculations are non-GAAP and based on internal definitions and may not be comparable to other companies’ calculations.

Investing activities:

The company decreased its marketable securities investments for the three months ended March 31, 2006, by $162 million due to its share repurchase program activity. For the three months ended March 31, 2006 and 2005, the company spent $47 million and $53 million, respectively, on capital expenditures. The capital expenditures for 2006 principally related to infrastructure support, new product support and manufacturing capacity expansion. It is anticipated that total capital expenditures for 2006 will be approximately $230 million and are expected to be funded through cash from operations.

Financing activities:

The fluctuations in the net cash flows from financing activities were principally due to treasury stock activity. The company repurchased $300 million and $227 million of treasury stock during the three months ended March 31, 2006 and 2005, respectively.

In January 2006, the company received authorization from the board of directors to repurchase an additional $1.0 billion  of its Class A common stock for a total repurchase authority of $3.9 billion. As of March 31, 2006, there was approximately $1.0 billion of share repurchase authority remaining. This repurchase authority allows the company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During the first quarter of 2006, the company repurchased approximately 6.4 million shares at a cost of approximately $300 million. As of March 31, 2006, since the inception of the program in April 1996, the company had repurchased approximately 61.3 million shares for an aggregate cost of approximately $2.9 billion. As of March 31, 2006, the company had reissued .5 million shares of previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million shares of treasury stock in December 2005, the net treasury shares outstanding at March 31, 2006, were 16.8 million.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amends the guidance in Accounting Revenue Bulletin (“ARB 43”), Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges . . .”. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151, effective January 1, 2006, did not have a material impact on the company’s financial position, results of operations and cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized in the financial statements based on their fair value. Refer to Note 2, Stock-Based Compensation, of the Notes to the Consolidated Condensed Financial Statements for further discussion.

In September 2005, the FASB reached a final consensus on EITF Issue 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (“EITF 04-13”). EITF 04-13 concludes that two or more legally separate exchange transactions with the same counterparty should be combined and considered as a single arrangement for purposes of applying APB Opinion No. 29, Accounting for Nonmonetary Transactions, when the transactions were entered into “in contemplation” of one another. The consensus contains several indicators to be considered in assessing whether two transactions are entered into in contemplation of one another. If, based on consideration of the indicators and the substance of the arrangement, two transactions are combined and considered a single arrangement, an exchange of finished goods inventory for either raw material or work-in-process should be accounted for at fair value. The provisions of EITF 04-13 should be applied to transactions completed in reporting periods beginning after March 15, 2006. The adoption of EITF 04-13 is not expected to have a material impact on the company’s financial position, results of operations and cash flows.

In October 2005, the FASB issued FSP No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period (“FSP 13-1”). FSP 13-1 was issued to address the accounting for rental costs associated with ground or building operating leases that are incurred during a construction period. FSP 13-1 concludes that these rental costs shall be recognized as rental expense and included in income from continuing operations. The guidance in FSP 13-1 shall be applied to the first reporting period beginning after December 15, 2005. The adoption of FSP 13-1, effective January 1, 2006, did not have a material impact on the company’s financial position, results of operations and cash flows.

In November 2005, the FASB issued FSP No. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (collectively referred to as “FSP 115-1”). FSP 115-1 provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The adoption of FSP 115-1, effective January 1, 2006, did not have a material impact on the company’s financial position, results of operations and cash flows.

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

▪
The company and its major competitors, many of which have significantly greater financial, marketing and/or technological resources than the company, have lowered prices on their products and are expected to continue to do so. In particular, both the inkjet and laser printer markets have experienced and are expected to continue to experience significant price pressure. Price reductions on inkjet or laser products or the inability to reduce costs, including warranty costs, to contain expenses or to increase or maintain sales as currently expected, as well as price protection measures or a shift in the mix of products sold, could result in lower profitability and jeopardize the company’s ability to grow or maintain its market share.

▪
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

▪
The company’s performance depends in part upon its ability to successfully forecast the timing and extent of customer demand and manage worldwide distribution and inventory levels of the company and its resellers. Unexpected fluctuations in reseller inventory levels could disrupt ordering patterns and may adversely affect the company’s financial results. In addition, the financial failure or loss of a key customer or reseller could have a material adverse impact on the company’s financial results. The company must also be able to address production and supply constraints, including product disruptions caused by quality issues, and delays or disruptions in the supply of key components necessary for production, including without limitation component shortages due to increasing global demand in the company’s industry and other industries. Such delays, disruptions or shortages may result in lost revenue or in the company incurring additional costs to meet customer demand. The company’s future operating results and its ability to effectively grow or maintain its retail shelf space or market share may be adversely affected if it is unable to address these issues on a timely basis.

▪	The company’s future operating results may be adversely affected if the consumption of its supplies by end users of its products is lower than expected.

▪
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

▪
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

▪
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

▪
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

▪
The European Union has adopted the "RoHS" Directive (Restriction of use of certain Hazardous Substances) which restricts the use of six substances in electrical and electronic equipment placed on the market on or after July 1, 2006. Compliance with the RoHS Directive could create shortages of certain components or impact continuity of supply that could adversely affect the company's operating results and profitability.

▪
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

▪
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

▪
Revenue derived from international sales make up about half of the company’s revenue. Accordingly, the company’s future results could be adversely affected by a variety of factors, including changes in a specific country’s or region’s political or economic conditions, foreign currency exchange rate fluctuations, trade protection measures and unexpected changes in regulatory requirements. In addition, changes in tax laws and the ability to repatriate cash accumulated outside the U.S. in a tax efficient manner may adversely affect the company’s financial results, investment flexibility and operations. Moreover, margins on international sales tend to be lower than those on domestic sales, and the company believes that international operations in new geographic markets will be less profitable than operations in the U.S. and European markets, in part, because of the higher expense to revenue ratios for marketing, selling and distribution and lower pricing and product mix in these markets.

▪
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

▪
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

▪
The company’s effective tax rate could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates. In addition, the amount of income tax the company pays is subject to ongoing audits in various jurisdictions. A material assessment by a taxing authority or a decision to repatriate foreign cash could adversely affect the company’s profitability.

▪
The entrance of additional competitors that are focused on printing solutions could further intensify competition in the inkjet and laser printer markets and could have a material adverse impact on the company’s strategy and financial results.

▪
The company’s inability to perform satisfactorily under service contracts for managed print services and other customer services may result in the loss of customers, loss of reputation and/or financial consequences that may have a material adverse impact on the company’s financial results and strategy.

▪
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

▪
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

▪
The company relies heavily on the health and welfare of its customers, employees and the employees of its manufacturing partners. The widespread outbreak of any form of communicable disease affecting a large number of customers or workers, or restricting the flow of goods into or out of affected geographies could adversely impact the company’s operating results.

▪
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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK SENSITIVITY

The market risk inherent in the company’s financial instruments and positions represents the potential loss arising from adverse changes in interest rates and foreign currency exchange rates.

Interest Rates

At March 31, 2006, the fair value of the company’s senior notes was estimated at $153 million based on current rates available to the company for debt with similar characteristics. The fair value of the senior notes exceeded the carrying value as recorded in the Consolidated Condensed Statements of Financial Position at March 31, 2006, by approximately $3 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $2 million at March 31, 2006.

The company has interest rate swaps that serve as a fair value hedge of the company’s senior notes. The fair value of the interest rate swaps at March 31, 2006, was a liability of $4 million. Market risk for the interest rate swaps is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $2 million at March 31, 2006.

Foreign Currency Exchange Rates

The company employs a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the company’s functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the company is exposed include the euro, the Mexican peso, the Canadian dollar, the Japanese yen, the British pound, the Australian dollar and other Asian and South American currencies. Exposures are hedged with foreign currency forward contracts, put options, and call options generally with maturity dates of less than eighteen months. The potential loss in fair value at March 31, 2006, for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $35 million. This loss would be mitigated by corresponding gains on the underlying exposures.

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

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

There have been no material developments to the legal proceedings previously disclosed in Part I, Item 3 of the company’s 2005 Annual Report on Form 10-K.

Item 1A.   RISK FACTORS

A description of the risk factors associated with the company’s business is included under "Factors That May Affect Future Results and Information Concerning Forward - Looking Statements” in "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in Item 2 of Part I of this report. Except for the addition of the following risk factor, there have been no material changes to the risk factors associated with the business previously disclosed in Part I, Item 1A of the company’s 2005 Annual Report on Form 10-K.

▪
The European Union has adopted the "RoHS" Directive (Restriction of use of certain Hazardous Substances) which restricts the use of six substances in electrical and electronic equipment placed on the market on or after July 1, 2006.  Compliance with the RoHS Directive could create shortages of certain components or impact ontinuity of supply that could adversely affect the company's operating results and profitability.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes repurchases of the company common stock in the quarter ended March 31, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
January 1 - 31, 2006	840,000	$49.45	840,000	1,289.9
February 1 - 28, 2006	2,975,000	47.36	2,975,000	1,149.0
March 1 - 31, 2006	2,537,932	46.33	2,537,932	1,031.4
Total	6,352,932	$47.22	6,352,932	-

(1)
In January 2006, the company received authorization from the board of directors to repurchase an additional $1.0 billion  of its Class A common stock for a total repurchase authority of $3.9 billion. As of March 31, 2006, there was approximately $1.0 billion of share repurchase authority remaining. This repurchase authority allows the company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During the first quarter of 2006, the company repurchased approximately 6.4 million shares at a cost of approximately $300 million. As of March 31, 2006, since the inception of the program in April 1996, the company had repurchased approximately 61.3 million shares for an aggregate cost of approximately $2.9 billion. As of March 31, 2006, the company had reissued .5 million shares of previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million shares of treasury stock in December 2005, the net treasury shares outstanding at March 31, 2006, were 16.8 million.

Item  3.   DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The company’s Annual Meeting of Stockholders was held on April 27, 2006.

(b) At said Annual Meeting, the stockholders voted on the following two proposals:

(i)	The election of four Directors for terms expiring in 2009. The stockholders elected the Directors by the following votes:

Director	Votes For	Votes Withheld
Michael J. Maples	89,413,214	938,085
Stephen R. Hardis	61,631,513	28,719,786
William R. Fields	87,116,780	3,234,519
Robert Holland, Jr.	89,213,688	1,137,611

The terms of office of Paul J. Curlander, B. Charles Ames, Teresa Beck, Ralph E. Gomory, James F. Hardymon, Marvin L. Mann and Martin D. Walker continued after the meeting.

(ii)
The ratification of the appointment of PricewaterhouseCoopers LLP ("PwC") as the company's independent registered public accounting firm for the company's fiscal year ending December 31, 2006.  The stockholders ratified the appointment of PwC by the following votes:

Votes For	Votes Against	Abstentions
89,065,164	611,732	674,403

Item 5.   OTHER INFORMATION

None.

Item 6.   EXHIBITS

A list of exhibits is set forth in the Exhibit Index found on page 35 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, both on behalf of the registrant and in his capacity as principal accounting officer of the registrant.

Lexmark International, Inc.
(Registrant)

May 8, 2006	By:	/s/ Gary S. Stromquist
Gary S. Stromquist
Vice President and Corporate Controller (Chief Accounting Officer)

EXHIBIT INDEX

Exhibits:

10.1	Form of Agreement pursuant to the company’s 2006 - 2008 Long-Term Incentive Plan. +

31.1	Certification of Chairman and Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+  Indicates management contract or compensatory plan, contract or arrangement.