Form 10-Q
period 2006-06-30
LEXMARK INTERNATIONAL INC /KY/
filed 2006-08-08
CIK 1001288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the Quarterly Period Ended June 30, 2006

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

The registrant had 100,291,143 shares outstanding (excluding shares held in treasury) of Class A common stock, par value $0.01 per share, as of the close of business on July 31, 2006.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

		Page of Form 10-Q
	PART I - FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS

	Consolidated Condensed Statements of Earnings
	Three and Six Months Ended June 30, 2006 and 2005	2

	Consolidated Condensed Statements of Financial Position
	As of June 30, 2006 and December 31, 2005	3

	Consolidated Condensed Statements of Cash Flows
	Three and Six Months Ended June 30, 2006 and 2005	4

	Notes to Consolidated Condensed Financial Statements	5-16

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17-34

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	34

Item 4.	CONTROLS AND PROCEDURES	35

	PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	35

Item 1A.	RISK FACTORS	35

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	36

Item 3.	DEFAULTS UPON SENIOR SECURITIES	36

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	36

Item 5.	OTHER INFORMATION	36

Item 6.	EXHIBITS	36

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005

Revenue	$1,229.0	$1,283.1	$2,504.3	$2,640.7
Cost of revenue	811.3	838.8	1,682.8	1,749.1
Gross profit	417.7	444.3	821.5	891.6

Research and development	93.2	83.0	180.6	165.6
Selling, general and administrative	185.2	185.8	360.0	388.8
Restructuring and other, net	35.7	-	56.8	-
Operating expense	314.1	268.8	597.4	554.4
Operating income	103.6	175.5	224.1	337.2

Interest (income) expense, net	(5.5)	(7.5)	(11.8)	(13.9)
Other expense (income), net	1.9	0.5	2.7	3.2
Earnings before income taxes	107.2	182.5	233.2	347.9

Provision for income taxes	30.5	102.6	70.3	144.1
Net earnings	$76.7	$79.9	$162.9	$203.8

Net earnings per share:
Basic	$0.74	$0.65	$1.53	$1.63
Diluted	$0.74	$0.64	$1.52	$1.60

Shares used in per share calculation:
Basic	103.8	123.3	106.8	125.3
Diluted	104.2	124.9	107.2	127.2

See notes to consolidated condensed financial statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
(In Millions, Except Par Value)
(Unaudited)

	June 30 2006	December 31 2005
ASSETS
Current assets:
Cash and cash equivalents	$149.5	$168.3
Marketable securities	420.4	720.5
Trade receivables, net of allowances of $34.0 in 2006 and $37.4 in 2005	559.8	650.9
Inventories	418.3	409.2
Prepaid expenses and other current assets	219.3	220.7
Total current assets	1,767.3	2,169.6

Property, plant and equipment, net	802.0	832.2
Other assets	349.8	328.3
Total assets	$2,919.1	$3,330.1

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$529.6	$572.8
Accrued liabilities	717.7	660.9
Total current liabilities	1,247.3	1,233.7

Long-term debt	149.7	149.6
Other liabilities	499.8	518.1
Total liabilities	1,896.8	1,901.4

Contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1.6 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value:
Class A, 900.0 shares authorized; 100.3 and 111.9 outstanding in 2006 and 2005, respectively	1.2	1.2
Class B, 10.0 shares authorized; no shares issued and outstanding	-	-
Capital in excess of par	866.4	832.5
Retained earnings	1,151.7	988.8
Treasury stock, net; at cost; 22.5 and 10.5 shares in 2006 and 2005, respectively	(830.5)	(230.5)
Accumulated other comprehensive loss	(166.5)	(163.3)
Total stockholders' equity	1,022.3	1,428.7
Total liabilities and stockholders' equity	$2,919.1	$3,330.1

See notes to consolidated condensed financial statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Six Months Ended June 30
	2006	2005
Cash flows from operating activities:
Net earnings	$162.9	$203.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	114.6	72.0
Deferred taxes	(15.5)	(1.3)
Tax benefits from employee stock plans	-	8.6
Stock based compensation expense	21.4	2.4
Other	(7.5)	20.7
	275.9	306.2
Change in assets and liabilities:
Trade receivables	91.1	120.8
Inventories	(9.1)	(7.8)
Accounts payable	(43.2)	(131.4)
Accrued liabilities	61.9	(50.1)
Other assets and liabilities	(15.2)	(14.1)
Net cash flows from operating activities	361.4	223.6

Cash flows from investing activities:
Purchases of property, plant and equipment	(93.3)	(108.1)
Purchases of marketable securities	(831.1)	(878.3)
Proceeds from marketable securities	1,131.2	1,027.3
Other	(1.6)	0.2
Net cash flows from investing activities	205.2	41.1

Cash flows from financing activities:
Decrease in short-term debt	-	(0.5)
Issuance of treasury stock	-	0.3
Purchase of treasury stock	(600.0)	(594.6)
Proceeds from employee stock plans	11.6	23.3
Excess tax benefits from employee stock plans	1.6	-
Other	0.7	(1.4)
Net cash flows from financing activities	(586.1)	(572.9)
Effect of exchange rate changes on cash	0.7	(2.4)
Net change in cash and cash equivalents	(18.8)	(310.6)
Cash and cash equivalents - beginning of period	168.3	626.2
Cash and cash equivalents - end of period	$149.5	$315.6

See notes to consolidated condensed financial statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(In Millions, Except Per Share Amounts)
(Unaudited)

1.  BASIS OF PRESENTATION

The accompanying interim Consolidated Condensed Financial Statements are unaudited; however, in the opinion of management of Lexmark International, Inc. (together with its subsidiaries, the “company” or “Lexmark”), all adjustments necessary for a fair statement of the interim financial results have been included. The results for the interim periods are not necessarily indicative of results to be expected for the entire year. The Condensed Consolidated Statement of Financial Position data as of December 31, 2005, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted (“GAAP”) in the United States of America (“U.S.”). The company filed with the Securities and Exchange Commission (“SEC”) audited consolidated financial statements for the year ended December 31, 2005, on Form 10-K, which included all information and notes necessary for such presentation. Accordingly, these financial statements and notes should be read in conjunction with the company's audited annual consolidated financial statements for the year ended December 31, 2005.

2.  STOCK-BASED COMPENSATION

The company has various stock incentive plans to encourage employees and nonemployee directors to remain with the company and to more closely align their interests with those of the company’s stockholders. As of June 30, 2006, awards under the programs consisted of stock options, restricted stock units (“RSUs”) and deferred stock units (“DSUs”). The company currently issues the majority of shares related to its stock incentive plans from the company’s authorized and unissued shares of Class A common stock. Approximately 47.9 million shares of Class A common stock have been authorized for these stock incentive plans.

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

For the three and six months ended June 30, 2006, the company incurred stock-based compensation expense under SFAS 123R of $10.9 million ($6.7 million after tax) and $21.4 million ($13.3 million after tax), respectively, in the Consolidated Condensed Statements of Earnings. The fair value of the company’s stock-based awards, less estimated forfeitures, is amortized over the awards’ vesting periods on a straight-line basis.

The following table presents a breakout of the stock-based compensation expense recognized under SFAS 123R:
	Three Months Ended June 30 2006	Six Months Ended June 30 2006
Cost of revenue	$1.3	$2.5
Research and development	2.2	4.3
Selling, general and administrative	7.4	14.6
Stock-based compensation expense before income taxes	10.9	21.4
Income tax benefit	(4.2)	(8.1)
Stock-based compensation expense after income taxes	$6.7	$13.3

For the three and six months ended June 30, 2006, the company’s pre-tax stock-based compensation expense included $0.8 million and $1.5 million, respectively, related to restricted stock and deferred stock units that would have been recognized as expense under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. As a result of adopting SFAS 123R, the company’s earnings before taxes and net earnings for the three months ended June 30, 2006, were reduced $10.1 million and $6.3 million, respectively. For the six months ended June 30, 2006, the company’s earnings before taxes and net earnings were reduced $19.9 million and $12.3 million, respectively.

Basic and diluted earnings per share were reduced $0.06 for the three months ended June 30, 2006, as a result of adopting SFAS 123R. Basic and diluted earnings per share were reduced $0.12 and $0.11, respectively, for the six months ended June 30, 2006, as a result of adopting SFAS 123R. The adoption of SFAS 123R did not have a material impact on the company’s cash flows from operations or financing activities.

Prior to the adoption of SFAS 123R on January 1, 2006, the company accounted for its stock-based employee compensation plans under APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost was reflected in net earnings as all options granted had an exercise price at least equal to the fair market value of the underlying common stock on the grant date.

Stock Options

The exercise price of options awarded under stock option plans is at least equal to the fair market value of the underlying common stock on the grant date. Generally, options expire ten years from the date of grant. Options granted during 2004, 2005 and the six months ended June 30, 2006, vest over a three-year period based upon continued employment or the completion of three years of service on the board of directors. Prior to 2004, options granted generally became fully vested at the end of five years.

For the three months ended June 30, 2006 and 2005, the weighted average fair value of options granted were $14.07 and $13.43, respectively. For the six months ended June 30, 2006 and 2005, the weighted average fair value of options granted were $13.91 and $17.19, respectively. The fair value of each option award on the grant date was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Expected dividend yield	-	-	-	-
Expected stock price volatility	32%	24%	32%	24%
Weighted average risk-free interest rate	4.9%	3.6%	4.7%	3.4%
Weighted average expected life of options (years)	3.2	2.7	3.3	2.9

Under SFAS 123R, the company’s expected volatility assumption used in the Black-Scholes option-pricing model was based exclusively on historical volatility and the expected life assumption was established based upon an analysis of historical option exercise behavior. The risk-free interest rate used in the Black-Scholes model was based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the company’s expected term assumption.

A summary of the status of the company’s stock-based compensation plans as of December 31, 2005, and changes during the six months ended June 30, 2006, is presented below:

	Options	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	12.8	$66.30	6.1	$23.6
Granted	0.8	48.17
Exercised	(0.3)	34.49
Forfeited or canceled	(0.6)	78.72
Outstanding at June 30, 2006	12.7	$65.31	5.9	$57.6

Exercisable at June 30, 2006	10.2	$66.13	5.5	$48.9

For the three and six months ended June 30, 2006, the total intrinsic value of options exercised was $4.0 million and $4.8 million, respectively. As of June 30, 2006, the company had $34.0 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested stock options that will be recognized over the weighted average period of 1.5 years.

Restricted Stock and Deferred Stock Units

The company has granted RSUs with various vesting periods and generally these awards vest based upon continued employment with the company. As of June 30, 2006, the company has issued DSUs to certain members of management who elected to defer all or a portion of their annual bonus into such units and to certain nonemployee directors who elected to defer all or a portion of their annual retainer, chair retainer and/or meeting fees into such units. These DSUs are 100% vested when issued. The company has also issued supplemental DSUs upon the election to defer all or a portion of an annual bonus into DSUs. These supplemental DSUs vest at the end of five years based upon continued employment with the company. The cost of the RSUs and supplemental DSUs, generally determined to be the fair market value of the shares at the date of grant, is charged to compensation expense ratably over the vesting period of the award.

A summary of the status of the company’s RSU and DSU plans as of December 31, 2005, and changes during the six months ended June 30, 2006, is presented below:

	Units	Weighted Average Grant Date Fair Value (Per Share)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
RSUs and DSUs at December 31, 2005	0.4	$54.55	4.2	$18.4
Granted	0.6	48.29
Vested	(0.1)	30.99
Forfeited or canceled	-	58.44	4	4
RSUs and DSUs at June 30, 2006	0.9	$52.71	3.9	$47.7

For the three and six months ended June 30, 2006, the total fair value of RSUs and DSUs that vested was $0.2 million and $4.0 million, respectively. As of June 30, 2006, the company had $29.4 million of total unrecognized compensation expense, net of estimated forfeitures, related to RSUs and DSUs that will be recognized over the weighted average period of 4.0 years.

Employee Stock Purchase Plan

The company also has an Employee Stock Purchase Plan (“ESPP”) which enables substantially all regular employees to purchase full or fractional shares of Lexmark Class A common stock through payroll deductions of up to 10% of eligible compensation. Effective January 1, 2006, the ESPP was amended whereby the share price paid by an employee will be 85% of the closing market price on the last business day of the respective offering period. Prior to January 1, 2006, the share price paid by an employee was 85% of the lesser of the closing market price on (i) the last business day immediately preceding the first day of the respective offering period and (ii) the last business day of the respective offering period. The current plan provides semi-annual offering periods beginning each January 1 and July 1. No shares were issued under the ESPP plan during the three months ended June 30, 2006. For the six months ended June 30, 2006, employees paid the company $3.2 million to purchase approximately 0.1 million shares, and the company recognized approximately $1.4 million, of compensation expense related to this ESPP activity. Compensation expense was calculated using the fair value of the employees’ purchase rights under the Black-Scholes model.

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

	Three Months Ended June 30 2005	Six Months Ended June 30 2005
Net earnings, as reported	$79.9	$203.8
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(9.2)	(18.9)
Pro forma net income	$70.7	$184.9

Net earnings per share:
Basic - as reported	$0.65	$1.63
Basic - pro forma	$0.57	$1.48

Diluted - as reported	$0.64	$1.60
Diluted - pro forma	$0.57	$1.45

3. RESTRUCTURING RELATED CHARGES AND OTHER

During the first quarter of 2006, the company approved a plan to restructure its workforce, consolidate some manufacturing capacity, including the closure of one of its European facilities, and make certain changes to its U.S. retirement plans (collectively referred to as the “2006 actions”).

The workforce restructuring is expected to eliminate or transfer approximately 1,450 positions, an increase of 100 positions from original estimates, from various business functions and job classes, with about 925 positions being eliminated, and approximately 525 positions being transferred from various locations primarily to low cost countries. As of June 30, 2006, the company had eliminated or transferred approximately 1,000 of the projected 1,450 workforce positions. The company plans to consolidate its manufacturing capacity to reduce manufacturing costs, including the closure of its Rosyth, Scotland inkjet cartridge manufacturing facility, and expects to reduce its operating expenses, particularly in the areas of supply chain, general and administrative and marketing and sales.

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

The company expects total pre-tax restructuring related charges of approximately $120 million, of which approximately $75 million will require cash. The total estimated pre-tax restructuring related charges exclude any benefit related to the pension plan freeze. The company expects the restructuring related activities to be substantially complete by the end of 2006.

For the three and six months ended June 30, 2006, the company incurred net charges of $51.9 million and $91.7 million, respectively, for the 2006 actions as follows:

	Three Months Ended June 30 2006	Six Months Ended June 30 2006
Accelerated depreciation charges	$16.2	$34.9
Employee termination benefit charges	35.3	66.2
Contract termination charges	0.5	0.5
Subtotal restructuring related charges	52.0	101.6
Defined benefit pension plan freeze	(0.1)	(9.9)
Total restructuring related charges and other, net	$51.9	$91.7

The accelerated depreciation charges were determined in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and resulted from the company’s decision to close certain manufacturing facilities in Europe. The accelerated depreciation charges are included on the cost of revenue line in the Consolidated Condensed Statements of Earnings.

Employee termination benefit charges were accrued in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and SFAS No. 112, Employers' Accounting for Postemployment Benefits, as appropriate. Employee termination benefit charges include severance, medical and other benefits. Contract termination charges were also accrued in accordance with SFAS No. 146. Employee termination benefit charges, contract termination charges and the defined benefit pension plan freeze are included on the restructuring and other, net, line in the Consolidated Condensed Statements of Earnings.

In June 2006, the company accrued approximately $30 million of employee termination benefit charges related to an agreement signed with the French Works Council on June 28, 2006, that stipulates termination benefits the company’s French employees will receive. This charge had been expected to be incurred throughout 2006 as employees left the company.

The following table presents a rollforward of the liability incurred for employee termination benefit and contract termination charges in connection with the restructuring related activities. The liability is included on the accrued liabilities line in the company’s Consolidated Condensed Statements of Financial Position.

Balance at January 1, 2006	$-
Costs incurred	66.7
Payments	(13.3)
Other	(1.4)
Balance at June 30, 2006	$52.0

Other consists primarily of special termination benefits that are paid out of the U.S. pension plan.

For the three months ended June 30, 2006, the company incurred restructuring related charges of $14.2 million in its Business segment, $18.4 million in its Consumer segment and $19.4 million in All other.  All other operating income also included a $0.1 million pension plan freeze benefit.

For the six months ended June 30, 2006, the company incurred restructuring related charges of $22.1 million in its Business segment, $49.7 million in its Consumer segment and $29.8 million in All other.  All other operating income also included a $9.9 million pension plan freeze benefit.

The company expects to incur total restructuring related charges of approximately $25 million in its Business segment, a total of approximately $63 million in its Consumer segment and a total of approximately $32 million in All other.

4. INVENTORIES

Inventories consist of the following:
	June 30 2006	December 31 2005
Work in process	$118.4	$116.4
Finished goods	299.9	292.8
Inventories	$418.3	$409.2

5. AGGREGATE WARRANTY LIABILITY

Changes in the company’s aggregate warranty liability, which includes both warranty and extended warranty (deferred revenue), are presented below.

	2006	2005
Balance at January 1	$195.0	$176.8
Accruals for warranties issued	99.1	113.2
Accruals related to pre-existing warranties (including amortization of deferred revenue for extended warranties and changes in estimates)	(21.8)	(28.3)
Settlements made (in cash or in kind)	(79.9)	(82.7)
Balance at June 30	$192.4	$179.0

Both warranty and the short-term portion of extended warranty are included on the accrued liabilities line in the Consolidated Condensed Statements of Financial Position. The long-term portion of extended warranty is included on the other liabilities line in the Consolidated Condensed Statements of Financial Position.

6. INCOME TAXES

The effective income tax rate was 28.5% for the three months ended June 30, 2006, compared to 56.2% for the second quarter of 2005. The rate for the three months ended June 30, 2006, included a $2.5 million benefit regarding the settlement of the Internal Revenue Service audit of the years 2002 and 2003. Excluding this benefit, the rate would have been 30.8%. The rate for the three months ended June 30, 2005, included an expense of $53.2 million to cover estimated Federal, State and foreign income taxes due to the company’s decision to repatriate approximately $684 million under the American Jobs Creation Act of 2004 (the "AJCA"). Excluding this expense, the rate was 27.1%. The difference in the two rates excluding the discreet items discussed above is due to the expiration of the U.S. Research and Experimentation credit on December 31, 2005, and changes in geographic mix of earnings primarily due to the 2006 restructuring related charges.

The effective income tax rate was 30.1% for the six months ended June 30, 2006, compared to 41.4% for the same period in 2005. The rate for the six months ended June 30, 2006 included a $2.5 million benefit regarding the settlement of the Internal Revenue Service audit of the years 2002 and 2003. Excluding this benefit, the rate was 31.2%. The rate for the six months ended June 30, 2005, included an expense of $53.2 million to cover estimated Federal, State and foreign income taxes due to the company’s decision to repatriate approximately $684 million under the AJCA and a benefit of $3.1 million due to the retroactive extension of a favorable non-U.S. tax rate. Excluding these discreet items, the rate was 27.0%. The difference in the two rates excluding the discreet items discussed above is due to the expiration of the U.S. Research and Experimentation credit on December 31, 2005 and changes in geographic mix of earnings primarily due to the 2006 restructuring related charges.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 is effective January 1, 2007. See Note 13 for further discussion.

7. STOCKHOLDERS’ EQUITY

In January 2006, the company received authorization from the board of directors to repurchase an additional $1.0 billion of its Class A common stock for a total repurchase authority of $3.9 billion. As of June 30, 2006, there was approximately $0.7 billion of share repurchase authority remaining. This repurchase authority allows the company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During the second quarter of 2006, the company repurchased approximately 5.7 million shares at a cost of approximately $300 million. During the first six months of 2006, the company repurchased approximately 12.0 million shares at a cost of approximately $600 million. As of June 30, 2006, since the inception of the program in April 1996, the company had repurchased approximately 67.0 million shares for an aggregate cost of approximately $3.2 billion. As of June 30, 2006, the company had reissued approximately 0.5 million shares of previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million shares of treasury stock in December 2005, the net treasury shares outstanding at June 30, 2006, were 22.5 million.

8. OTHER COMPREHENSIVE EARNINGS (LOSS)

Comprehensive earnings (loss), net of taxes, consist of the following:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Net earnings	$76.7	$79.9	$162.9	$203.8
Other comprehensive earnings (loss):
Foreign currency translation adjustment	0.8	(11.3)	5.3	(19.1)
Cash flow hedging, net of reclassifications	(5.7)	17.5	(11.9)	37.4
Minimum pension liability adjustment	(0.4)	0.4	3.3	0.8
Net unrealized gain (loss) on marketable securities	(0.1)	0.4	0.1	(0.2)
Comprehensive earnings	$71.3	$86.9	$159.7	$222.7

Accumulated other comprehensive (loss) earnings consist of the following:

	Foreign Currency Translation Adjustment	Cash Flow Hedges	Minimum Pension Liability	Net Unrealized (Loss) Gain on Marketable Securities	Accumulated Other Comprehensive (Loss) Earnings
Balance at 12/31/05	$(15.2)	$7.1	$(154.6)	$(0.6)	$(163.3)
1st Qtr 2006 change	4.5	(6.2)	3.7	0.2	2.2
Balance at 3/31/06	$(10.7)	$0.9	$(150.9)	$(0.4)	$(161.1)
2nd Qtr 2006 change	0.8	(5.7)	(0.4)	(0.1)	(5.4)
Balance at 6/30/06	$(9.9)	$(4.8)	$(151.3)	$(0.5)	$(166.5)

9. EARNINGS PER SHARE (“EPS”)

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Numerator:
Net earnings	$76.7	$79.9	$162.9	$203.8
Denominator:
Weighted average shares used to compute basic EPS	103.8	123.3	106.8	125.3
Effect of dilutive securities -
Employee stock plans	0.4	1.6	0.4	1.9
Weighted average shares used to compute diluted EPS	104.2	124.9	107.2	127.2
Basic net EPS	$0.74	$0.65	$1.53	$1.63
Diluted net EPS	$0.74	$0.64	$1.52	$1.60

RSUs and stock options totaling an additional 10.2 million and 5.8 million shares of Class A common stock for the three month periods and 10.2 million and 3.4 million shares for the six month periods ended June 30, 2006 and 2005, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

10. EMPLOYEE PENSION AND POSTRETIREMENT PLANS

The components of the net periodic benefit cost for both the pension and postretirement plans for the three and six month periods ended June 30, 2006 and 2005, were as follows:

Pension Benefits:	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Service cost	$2.0	$4.3	$3.9	$8.5
Interest cost	10.5	10.2	20.9	20.7
Expected return on plan assets	(12.2)	(12.6)	(24.5)	(25.4)
Amortization of prior service (benefit) cost	-	(0.4)	-	(0.7)
Amortization of net loss	4.2	3.8	8.5	8.0
Curtailment gain and special termination benefit charges, net	(0.1)	-	(8.5)	-
Net periodic benefit cost	$4.4	$5.3	$0.3	$11.1

Other Postretirement Benefits:	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Service cost	$0.4	$0.4	$0.9	$0.9
Interest cost	0.6	0.8	1.2	1.5
Amortization of prior service (benefit) cost	(1.0)	(0.5)	(1.9)	(0.9)
Amortization of net loss	0.3	0.4	0.5	0.5
Curtailment gain and special termination benefit charges, net	0.1	-	-	-
Net periodic benefit cost	$0.4	$1.1	$0.7	$2.0

The $8.5 million curtailment gain and special termination benefit charges, net, recognized in the first six months of 2006 consisted of a $9.9 million pension curtailment gain due to the freezing of plan benefit accruals in the U.S. and $1.4 million of special termination benefit charges related to restructuring activities. See Note 3 for further discussion.

The company currently expects to contribute approximately $6 million to its pension and other postretirement plans in 2006. As of June 30, 2006, $3.7 million of contributions have been made.

11. SEGMENT DATA

The company manufactures and sells a variety of printing and multifunction products and related supplies and services and is primarily managed along business and consumer market segments. The company evaluates the performance of its segments based on revenue and operating income, and does not include segment assets or other income and expense items for management reporting purposes. Segment operating income (loss) includes: selling, general and administrative; research and development; restructuring and other, net; and other expenses, certain of which are allocated to the respective segments based on internal measures and may not be indicative of amounts that would be incurred on a stand alone basis or may not be indicative of results of other enterprises in similar businesses. All other operating income (loss) includes significant expenses that are managed outside of the reporting segments. These unallocated costs include such items as information technology expenses, occupancy costs, stock-based compensation and certain other corporate and regional general and administrative expenses such as finance, legal, and human resources.

The following table includes information about the company’s reportable segments:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Revenue:
Business	$713.2	$707.9	$1,401.6	$1,435.0
Consumer	515.8	575.2	1,102.7	1,205.7
All other	-	-	-	-
Total revenue	$1,229.0	$1,283.1	$2,504.3	$2,640.7

Operating income (loss):
Business	$148.8	$187.3	$296.3	$364.8
Consumer	68.5	79.0	133.3	157.9
All other	(113.7)	(90.8)	(205.5)	(185.5)
Total operating income (loss)	$103.6	$175.5	$224.1	$337.2

For the three months ended June 30, 2006, operating income (loss) noted above included restructuring related charges of $14.2 million in its Business segment, $18.4 million in its Consumer segment and $19.4 million in All other. All other operating income also included a $0.1 million pension plan freeze benefit.

For the six months ended June 30, 2006, operating income (loss) noted above included restructuring related charges of $22.1 million in its Business segment, $49.7 million in its Consumer segment and $29.8 million in All other. All other operating income also included a $9.9 million pension plan freeze benefit.

The company expects to incur total restructuring related charges of approximately $25 million in its Business segment, a total of approximately $63 million in its Consumer segment and a total of approximately $32 million in All other. See Note 3 for further discussion.

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

Copyright fees

Certain countries (primarily in Europe) and/or collecting societies representing copyright owners’ interests have commenced proceedings to impose fees on devices (such as scanners, printers and multifunction devices) alleging the copyright owners are entitled to compensation because these devices enable reproducing copyrighted content. Other countries are also considering imposing fees on certain devices. The amount of fees, if imposed, would depend on the number of products sold and the amounts of the fee on each product, which will vary by product and by country. The company has accrued amounts that it believes are adequate to address the currently pending copyright fee proceedings. The financial impact on the company, which will depend in large part upon the outcome of local legislative processes, the company’s and other industry participants’ outcome in contesting the fees and the company’s ability to mitigate that impact by increasing prices, which ability will depend upon competitive market conditions remains uncertain. As of June 30, 2006, the company had accrued approximately $88 million, for the pending copyright fee proceedings. This accrual is included on the accrued liabilities line in the Consolidated Condensed Statements of Financial Position.

13. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amends the guidance in Accounting Research Bulletin (“ARB 43”), Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges . . .”. This Statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151, effective January 1, 2006, did not have a material impact on the company’s financial position, results of operations and cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized in the financial statements based on their fair value. Refer to Note 2, Stock-Based Compensation, of the Notes to the Consolidated Condensed Financial Statements for further discussion.

In September 2005, the FASB reached a final consensus on EITF Issue 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (“EITF 04-13”). EITF 04-13 concludes that two or more legally separate exchange transactions with the same counterparty should be combined and considered as a single arrangement for purposes of applying APB Opinion No. 29, Accounting for Nonmonetary Transactions, when the transactions were entered into “in contemplation” of one another. The consensus contains several indicators to be considered in assessing whether two transactions are entered into in contemplation of one another. If, based on consideration of the indicators and the substance of the arrangement, two transactions are combined and considered a single arrangement, an exchange of finished goods inventory for either raw material or work-in-process should be accounted for at fair value. The provisions of EITF 04-13 should be applied to transactions completed in reporting periods beginning after March 15, 2006. The adoption of EITF 04-13, effective April 1, 2006, did not have a material impact on the company’s financial position, results of operations and cash flows.

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

In June 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”). EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 concludes that the presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The provisions of EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006, with earlier adoption permitted. The company is currently evaluating the provisions of EITF 06-3.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. The company is currently evaluating the provisions of FIN 48.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that other than the adoption of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment ("SFAS 123R") during the first quarter of 2006, there have been no significant changes during the three and six months ended June 30, 2006, to the items that we disclosed as our critical accounting policies and estimates in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

The fair value of each option award on the grant date was estimated using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield, expected stock price volatility, weighted average risk-free interest rate and weighted average expected life of the options. Under SFAS 123R, the company’s expected volatility assumption used in the Black-Scholes option-pricing model was based exclusively on historical volatility and the expected life assumption was established based upon an analysis of historical option exercise behavior. The risk-free interest rate used in the Black-Scholes model was based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the company’s expected term assumption.

Refer to Note 2 of the Notes to Consolidated Condensed Financial Statements for further information on stock-based compensation.

RESULTS OF OPERATIONS

Summary

Current quarter:

During the second quarter of 2006, in the business market segment, laser unit shipments were up approximately 4% year-to-year (“YTY”) while laser hardware average unit revenue (“AUR”), which reflects the changes in both pricing and mix, declined approximately 6% from the prior year due mostly to unfavorable price changes.

In the consumer market segment, during the second quarter of 2006, consumer hardware units continued to be impacted by the company’s decision to implement a more rigorous process to improve lifetime profitability and payback on inkjet sales. In the consumer market segment, inkjet unit shipments were down approximately 25% YTY. Inkjet hardware AUR increased approximately 8% YTY as price reductions were offset by a favorable mix shift to all-in-ones (“AIOs”).

Year to date:

During the first six months of 2006, the business market segment was impacted by mix changes and price declines. For the first and second quarters of 2006, laser unit shipments increased approximately 7% and 4% YTY, respectively, while laser hardware AUR declined approximately 25% and 6% YTY, respectively.

In the consumer market segment, during the first six months of 2006, consumer hardware units were impacted by the company’s decision in January 2006 to implement a more rigorous process to improve lifetime profitability and payback on inkjet sales. For the first and second quarters of 2006, inkjet unit shipments decreased approximately 18% and 25% YTY, respectively. For the first and second quarters of 2006, inkjet hardware AUR was approximately flat and increased approximately 8% YTY, respectively, as price reductions were offset by a favorable mix shift to AIOs.

In the consumer market segment, the company believes it has largely resolved the potential inkjet hardware component shortage which was disclosed in April 2006 and was going to impact the second half of 2006 operating results. The component shortage did not have a material impact on the company’s operating results for the second quarter of 2006. The company believes it will not experience a significant product shortage related to this issue in the third quarter. The company will incur incremental manufacturing and distribution costs in the third quarter, comprised primarily of incremental air freight, of approximately $5 million to $10 million. The company does not expect to incur further significant mitigation costs beyond the third quarter of 2006.

Additionally, during the second half of 2006, the company sees the potential for continued erosion in inkjet end-user supplies demand due to the weak OEM sales the company is currently experiencing, and the reduction in inkjet volumes due to the actions announced in January to discontinue low-profit inkjet sales.

The following discussion and analysis should be read in conjunction with the consolidated condensed financial statements and notes thereto. The following table summarizes the results of the company’s operations for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30				Six Months Ended June 30
	2006		2005		2006		2005
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev
Revenue	$1,229.0	100.0%	$1,283.1	100.0%	$2,504.3	100.0%	$2,640.7	100.0%
Gross profit	417.7	34.0	444.3	34.6	821.5	32.8	891.6	33.8
Operating expense	314.1	25.6	268.8	20.9	597.4	23.9	554.4	21.0
Operating income	103.6	8.4	175.5	13.7	224.1	8.9	337.2	12.8
Net earnings	76.7	6.2	79.9	6.2	162.9	6.5	203.8	7.7

For the second quarter of 2006, net earnings decreased from the prior year due to lower operating income partially offset by a lower effective tax rate. Net earnings for the second quarter of 2006 included $53.4 million of pre-tax restructuring related charges and project costs and $10.9 million of pre-tax stock-based compensation expense partially offset by a $2.5 million benefit from the resolution of income tax matters. Restructuring project costs includes charges related to the execution of the company’s restructuring related activities. See the section - Restructuring Related Charges, Project Costs and Other that follows for further discussion. Second quarter of 2005 net earnings included increased tax costs of $53.2 million resulting from the company’s decision to repatriate $684 million of foreign dividends during 2005 under the American Jobs Creation Act of 2004 (the “AJCA”).

For the six months ended June 30, 2006, net earnings decreased from the prior year due to lower operating income partially offset by a lower effective tax rate. Net earnings for the six months ended June 30, 2006, included $103.0 million of pre-tax restructuring related charges and project costs, a $9.9 million pre-tax pension curtailment gain and $21.4 million of pre-tax stock-based compensation expense. See the section - Restructuring Related Charges, Project Costs and Other that follows for further discussion. Net earnings for the six months ended June 30, 2005, included increased net tax costs of $50 million, principally due to the company’s decision to repatriate foreign dividends (a $53.2 million charge) as discussed above partially offset by a $3.1 million benefit from the retroactive extension of a favorable non-United States (“non-U.S.”) tax rate during the first quarter of 2005.

Revenue

Consolidated revenue decreased 4% for the second quarter of 2006 compared to the same period in the prior year. Overall hardware revenue for the quarter was down 7% YTY, as a decline in inkjet unit shipments was partially offset by growth in laser units. Overall supplies revenue for the quarter was down 1% YTY, as a decline in inkjet supplies was partially offset by growth in laser supplies.

For the six months ended June 30, 2006, consolidated revenue decreased 5% compared to the same period in the prior year due to a 13% decline in laser and inkjet printer revenue partially offset by a 1% increase in laser and inkjet supplies revenue.

The following tables provide a breakdown of the company’s revenue by market segment and geography.

Revenue by market segment:

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2006	2005	% Change	2006	2005	% Change
Business	$713.2	$707.9	1%	$1,401.6	$1,435.0	(2)%
Consumer	515.8	575.2	(10)	1,102.7	1,205.7	(9)
Total revenue	$1,229.0	$1,283.1	(4)%	$2,504.3	$2,640.7	(5)%

During the second quarter of 2006, in the business market segment, revenue increased $5 million YTY principally due to higher supplies revenue. For the second quarter of 2006, laser units grew approximately 4% YTY with strong growth in branded low-end monochrome lasers, branded color lasers and branded laser multifunctions being partially offset by declines in OEM sales. During the period, laser hardware AUR declined approximately 6% YTY primarily due to unfavorable price changes.

For the six months ended June 30, 2006, in the business market segment, revenue decreased $33 million YTY principally due to lower hardware revenue. For the first quarter of 2006, laser units grew approximately 7% YTY with strong growth in branded low-end monochrome lasers, branded color lasers and branded workgroup multifunction products being partially offset by declines in OEM sales and branded workgroup monochrome printers. Laser hardware AUR for the first quarter declined approximately 25% YTY due to pricing and unfavorable mix shift changes. For the second quarter of 2006, laser units grew approximately 4% YTY with strong growth in branded low-end monochrome lasers, branded color lasers and branded laser multifunctions being partially offset by declines in OEM sales. During the second quarter, laser hardware AUR declined approximately 6% YTY primarily due to unfavorable price changes.

During the second quarter of 2006, in the consumer market segment, revenue decreased $59 million YTY primarily due to a decline in hardware units. For the second quarter of 2006, inkjet units declined approximately 25% YTY with growth in branded AIOs being more than offset by declines in OEM sales and branded single function printers.  During the period, inkjet hardware AUR increased approximately 8% YTY as price declines were offset by a favorable mix shift to AIOs.

For the six months ended June 30, 2006, in the consumer market segment, revenue decreased $103 million YTY primarily due to a decline in hardware units. For the first quarter of 2006, inkjet units declined 18% YTY with growth in branded AIOs being more than offset by declines in branded single function printers and OEM sales. Inkjet hardware AUR for the first quarter was approximately flat YTY as price reductions were partially offset by a favorable mix shift to AIOs. For the second quarter of 2006, inkjet units declined approximately 25% YTY with growth in branded AIOs being more than offset by declines in OEM sales and branded single function printers. During the second quarter, inkjet hardware AUR increased approximately 8% YTY as price declines were offset by a favorable mix shift to AIOs.

Revenue by Geography:

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2006	2005	% Change	2006	2005	% Change
United States	$531.1	$568.7	(7)%	$1,104.8	$1,192.4	(7)%
Europe	450.2	450.9	(0)	915.6	962.9	(5)
Other International	247.7	263.5	(6)	483.9	485.4	(0)
Total revenue	$1,229.0	$1,283.1	(4)%	$2,504.3	$2,640.7	(5)%

For the second quarter of 2006, revenue decreased in the U.S. and Other International geographies due to the previously mentioned decline in hardware units.

For the six months ended June 30, 2006, combined revenue decreased in the U.S. and Europe geographies due to the previously mentioned decline in hardware units.

Gross Profit

The following table provides gross profit information:

	Three Months Ended June 30				Six Months Ended June 30
(Dollars in millions)	2006	2005	Change		2006	2005	Change
Gross profit:
Dollars	$417.7	$444.3	(6)%		$821.5	$891.6	(8)%
% of revenue	34.0%	34.6%	(0.6 pts	)	32.8%	33.8%	(1.0 pts	)

For the second quarter of 2006, consolidated gross profit and gross profit as a percentage of revenue decreased when compared to the prior year. Gross profit for the three months ended June 30, 2006, included $16.6 million (or a 1.3 percentage point impact) of restructuring related charges, primarily relating to accelerated depreciation, and project costs.  The remaining change in the gross profit margin over the prior period was due to a 2.5 percentage point favorable mix shift among products, mostly from a decrease in the percentage of inkjet hardware, partially offset by a 1.8 percentage point margin decline primarily in inkjet and laser hardware.

For the six months ended June 30, 2006, consolidated gross profit and gross profit as a percentage of revenue decreased when compared to the prior year. Gross profit for the six months ended June 30, 2006, included $35.3 million (or a 1.4 percentage point impact) of restructuring related charges, primarily relating to accelerated depreciation, and project costs. The remaining change in the gross profit margin over the prior period was due to a 3.2 percentage point favorable mix shift among products, mostly from a decrease in the percentage of inkjet hardware, offset by a 2.8 percentage point margin decline primarily in inkjet and laser hardware.

Operating Expense

The following table presents information regarding the company’s operating expenses during the periods indicated:

	Three Months Ended June 30				Six Months Ended June 30
	2006		2005		2006		2005
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev
Operating expense:
Research and development	$93.2	7.6%	$83.0	6.5%	$180.6	7.2%	$165.6	6.3%
Selling, general & administrative	185.2	15.1	185.8	14.4	360.0	14.4	388.8	14.7
Restructuring and other, net	35.7	2.9	-	-	56.8	2.3	-	-
Total operating expense	$314.1	25.6%	$268.8	20.9%	$597.4	23.9%	$554.4	21.0%

Research and development increased for the three and six months ended June 30, 2006, compared to the prior year due to the company’s continued acceleration of investment to support product and solution development. This investment has led to new products and solutions aimed at targeted growth segments. Additionally, for the three and six months ended June 30, 2006, research and development included $2.2 million and $4.3 million, respectively, of stock-based compensation expense.

Selling, general and administrative expenses (“SG&A”) for the three and six months ended June 30, 2006, included $7.4 million and $14.6 million, respectively, of stock-based compensation expense. SG&A decreased compared to the prior year due to lower marketing spend.

Restructuring and other, net, for the second quarter of 2006 included $35.8 million of restructuring related charges partially offset by a $0.1 million pension curtailment gain. Restructuring and other, net, for the six months ended June 30, 2006, included $66.7 million of restructuring related charges partially offset by a $9.9 million pension curtailment gain. See the section - Restructuring Related Charges, Project Costs and Other that follows for further discussion.

Operating Income (Loss)

The following table provides operating income (loss) by market segment:

	Three Months Ended June 30				Six Months Ended June 30
(Dollars in millions)	2006	2005	Change		2006	2005	Change
Operating income (loss):
Business	$148.8	$187.3	(21)%		$296.3	$364.8	(19)%
% of segment revenue	20.9%	26.5%	(5.6	) pts	21.1%	25.4%	(4.3	) pts
Consumer	68.5	79.0	(13)%		133.3	157.9	(16)%
% of segment revenue	13.3%	13.7%	(0.4	) pts	12.1%	13.1%	(1.0	) pts
All other	(113.7)	(90.8)	(25)%		(205.5)	(185.5)	(11)%
Total operating income (loss)	$103.6	$175.5	(41)%		$224.1	$337.2	(34)%
% of total revenue	8.4%	13.7%	(5.3	) pts	8.9%	12.8%	(3.9	) pts

For the second quarter of 2006, the decrease in consolidated operating income was primarily attributable to $53.4 million of restructuring related charges and project costs. For the three months ended June 30, 2006, operating income (loss) noted above included restructuring related charges and project costs of $14.2 million in its Business segment, $19.0 million in its Consumer segment and $20.2 million in All other.

For the six months ended June 30, 2006, the decrease in consolidated operating income was primarily attributable to $103.0 million of restructuring related charges and project costs partially offset by a $9.9 million pension curtailment gain. For the six months ended June 30, 2006, operating income (loss) noted above included restructuring related charges and project costs of $22.1 million in its Business segment, $50.3 million in its Consumer segment and $30.6 million in All other. All other operating income also included the $9.9 million pension plan freeze benefit as discussed above.

For the three and six months ended June 30, 2006, operating income for the business market segment decreased $39 million and $69 million, respectively, compared to the prior year due to lower gross profits and the impact of restructuring related charges and project costs. For the three and six months ended June 30, 2006, operating income for the consumer market segment decreased $11 million and $25 million, respectively, compared to the prior year primarily due to the impact of restructuring related charges and project costs.

Interest and Other
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2006	2005	2006	2005
Interest & other (income) expense
Interest (income) expense, net	$(5.5)	$(7.5)	$(11.8)	$(13.9)
Other expense (income), net	1.9	0.5	2.7	3.2
Total interest and other (income) expense, net	$(3.6)	$(7.0)	$(9.1)	$(10.7)

Total interest and other (income) expense, net, for the three and six months ended June 30, 2006, was income of $3.6 million and $9.1 million, respectively, compared to $7.0 million and $10.7 million, respectively, in the prior year. These decreases were primarily due to lower interest income in 2006 compared to the prior year as a result of a decreased level of cash and marketable securities held by the company.

Provision for Income Taxes

The effective income tax rate was 28.5% for the three months ended June 30, 2006, compared to 56.2% for the second quarter of 2005. The rate for the three months ended June 30, 2006, included a $2.5 million benefit regarding the settlement of the Internal Revenue Service audit of the years 2002 and 2003. Excluding this benefit, the rate would have been 30.8%. The rate for the three months ended June 30, 2005, included an expense of $53.2 million to cover estimated Federal, State and foreign income taxes due to the company’s decision to repatriate approximately $684 million under the AJCA. Excluding this expense, the rate was 27.1%.  The difference in the two rates excluding the discreet items discussed above is due to the expiration of the U.S. Research and Experimentation credit on December 31, 2005, and changes in geographic mix of earnings primarily due to the 2006 restructuring related charges.

The effective income tax rate was 30.1% for the six months ended June 30, 2006, compared to 41.4% for the same period in 2005. The rate for the six months ended June 30, 2006, included a $2.5 million benefit regarding the settlement of the Internal Revenue Service audit of the years 2002 and 2003. Excluding this benefit, the rate was 31.2%. The rate for the six months ended June 30, 2005, included an expense of $53.2 million to cover estimated Federal, State and foreign income taxes due to the company’s decision to repatriate approximately $684 million under the AJCA and a benefit of $3.1 million due to the retroactive extension of a favorable non-U.S. tax rate. Excluding these discreet items, the rate was 27.0%. The difference in the two rates excluding the discreet items discussed above is due to the expiration of the U.S. Research and Experimentation credit on December 31, 2005, and changes in geographic mix of earnings primarily due to the 2006 restructuring related charges.

Net Earnings

For the second quarter of 2006, net earnings decreased from the prior year due to lower operating income partially offset by a lower effective tax rate. Net earnings for the second quarter of 2006 included $53.4 million of pre-tax restructuring related charges and project costs and $10.9 million of pre-tax stock-based compensation expense partially offset by a $2.5 million benefit from the resolution of income tax matters. Restructuring project costs includes charges related to the execution of the company’s restructuring related activities. See the section - Restructuring Related Charges, Project Costs and Other that follows for further discussion. Second quarter of 2005 net earnings included increased tax costs of $53.2 million resulting from the company’s decision to repatriate $684 million of foreign dividends during 2005 under the AJCA.

For the six months ended June 30, 2006, net earnings decreased from the prior year due to lower operating income partially offset by a lower effective tax rate. Net earnings for the six months ended June 30, 2006, included $103.0 million of pre-tax restructuring related charges and project costs, a $9.9 million pre-tax pension curtailment gain, $21.4 million of pre-tax stock-based compensation expense and a $2.5 million benefit from the resolution of income tax matters. See the section - Restructuring Related Charges, Project Costs and Other that follows for further discussion. Net earnings for the six months ended June 30, 2005, included increased net tax costs of $50 million, principally due to the company’s decision to repatriate foreign dividends (a $53.2 million charge) as discussed above partially offset by a $3.1 million benefit from the retroactive extension of a favorable non-U.S. tax rate during the first quarter of 2005.

Earnings Per Share

The following table summarizes the basic and diluted net earnings per share for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Net earnings per share:
Basic	$0.74	$0.65	$1.53	$1.63
Diluted	$0.74	$0.64	$1.52	$1.60

For the second quarter of 2006, both basic and diluted net earnings per share included the restructuring related charges and project costs, stock-based compensation expense and the benefit from the resolution of income tax matters as discussed above. Both basic and diluted net earnings per share for the three months ended June 30, 2005, included increased tax costs resulting from the company’s decision to repatriate foreign dividends as discussed above. The increases in basic and diluted net earnings per share were principally due to the decrease in the average number of shares outstanding, primarily due to the company’s stock repurchases.

For the six months ended June 30, 2006, both basic and diluted net earnings per share included the restructuring related charges and project costs, pension curtailment gains, stock-based compensation expense and benefit from the resolution of income tax matters as discussed above. Both basic and diluted net earnings per share for the six months ended June 30, 2005, included increased net tax costs as discussed above. The decreases in basic and diluted net earnings per share were primarily attributable to the decrease in net earnings partially offset by the decrease in the average number of shares outstanding, primarily due to the company’s stock repurchases.

RESTRUCTURING RELATED CHARGES, PROJECT COSTS AND OTHER

During the first quarter of 2006, the company approved a plan to restructure its workforce, consolidate some manufacturing capacity, including the closure of one of its European facilities, and make certain changes to its U.S. retirement plans (collectively referred to as the “2006 actions”).

The workforce restructuring is expected to eliminate or transfer approximately 1,450 positions, an increase of 100 positions from original estimates, from various business functions and job classes, with about 925 positions being eliminated, and approximately 525 positions being transferred from various locations primarily to low cost countries. As of June 30, 2006, the company had eliminated or transferred approximately 1,000 of the projected 1,450 workforce positions. The company plans to consolidate its manufacturing capacity to reduce manufacturing costs, including the closure of its Rosyth, Scotland inkjet cartridge manufacturing facility, and expects to reduce its operating expenses, particularly in the areas of supply chain, general and administrative and marketing and sales.

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

The company expects total pre-tax restructuring related charges of approximately $120 million, of which approximately $75 million will require cash. The total estimated pre-tax restructuring related charges exclude any benefit related to the pension plan freeze. The company expects the restructuring related activities to be substantially complete by the end of 2006.

For the three and six months ended June 30, 2006, the company incurred net charges of $51.9 million and $91.7 million, respectively, for the 2006 actions as follows:

	Three Months Ended June 30 2006	Six Months Ended June 30 2006
Accelerated depreciation charges	$16.2	$34.9
Employee termination benefit charges	35.3	66.2
Contract termination charges	0.5	0.5
Subtotal restructuring related charges	52.0	101.6
Defined benefit pension plan freeze	(0.1)	(9.9)
Total restructuring related charges and other, net	$51.9	$91.7

The accelerated depreciation charges were determined in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and resulted from the company’s decision to close certain manufacturing facilities in Europe. The accelerated depreciation charges are included on the cost of revenue line in the Consolidated Condensed Statements of Earnings.

Employee termination benefit charges were accrued in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and SFAS No. 112, Employers' Accounting for Postemployment Benefits, as appropriate. Employee termination benefit charges include severance, medical and other benefits. Contract termination charges were also accrued in accordance with SFAS No. 146. Employee termination benefit charges, contract termination charges and the defined benefit pension plan freeze are included on the restructuring and other, net, line in the Consolidated Condensed Statements of Earnings.

In June 2006, the company accrued approximately $30 million of employee termination benefit charges related to an agreement signed with the French Works Council on June 28, 2006, that stipulates termination benefits the company’s French employees will receive. This charge had been expected to be incurred throughout 2006 as employees left the company.

The following table presents a rollforward of the liability incurred for employee termination benefit and contract termination charges in connection with the restructuring related activities. The liability is included on the accrued liabilities line in the company’s Consolidated Condensed Statements of Financial Position.

Balance at January 1, 2006	$-
Costs incurred	66.7
Payments	(13.3)
Other	(1.4)
Balance at June 30, 2006	$52.0

Other consists primarily of special termination benefits that are paid out of the U.S. pension plan.

For the three months ended June 30, 2006, the company incurred restructuring related charges of $14.2 million in its Business segment, $18.4 million in its Consumer segment and $19.4 million in All other.  All other operating income also included a $0.1 million pension plan freeze benefit.

For the six months ended June 30, 2006, the company incurred restructuring related charges of $22.1 million in its Business segment, $49.7 million in its Consumer segment and $29.8 million in All other.  All other operating income also included a $9.9 million pension plan freeze benefit.

The company expects to incur  total restructuring related charges of approximately $25 million in its Business segment, a total of approximately $63 million in its Consumer segment and a total of approximately $32 million in All other.

The company also expects to incur additional charges related to the execution of the company’s restructuring related activities (referred to as “project costs”). The project costs are incremental to the company’s normal operating charges and are expensed as incurred. Project costs include such items as travel and employee relocation associated with the company’s restructuring related activities. The company expects to incur total pre-tax project costs of approximately $10 million resulting in a total of $130 million of expected pre-tax restructuring related charges and project costs. Expected cash payments for restructuring and project costs are approximately $80 million. The total estimated pre-tax restructuring related charges and project costs exclude any benefit related to the pension plan freeze.

For the three and six months ended June 30, 2006, the company incurred net charges, including project costs, of $53.3 million and $93.1 million, respectively, for the 2006 actions as follows:
	Three Months Ended June 30, 2006

	Restructuring Related Charges & Other (Note 3)	Project Costs	Total
Accelerated depreciation charges / prject costs	$16.2	$0.4	$16.6
Employee termination benefit charges / project costs	35.3	1.0	36.3
Contract termination charges	0.5	-	0.5
Subtotal restructuring related charges / project costs	52.0	1.4	53.4
Defined benefit pension plan freeze	(0.1)	-	(0.1)
Total restructuring related charges, project costs and other, net	$51.9	$1.4	$53.3

	Six Months Ended June 30, 2006

	Restructuring Related Charges & Other (Note 3)	Project Costs	Total
Accelerated depreciation charges / prject costs	$34.9	$0.4	$35.3
Employee termination benefit charges / project costs	66.2	1.0	67.2
Contract termination charges	0.5	-	0.5
Subtotal restructuring related charges / project costs	101.6	1.4	103.0
Defined benefit pension plan freeze	(9.9)	-	(9.9)
Total restructuring related charges, project costs and other, net	$91.7	$1.4	$93.1

For the three months ended June 30, 2006, the company incurred restructuring related charges and project costs of $14.2 million in its Business segment, $19.0 million in its Consumer segment and $20.2 million in All other.  All other operating income also included a $0.1 million pension plan freeze benefit.  During the second quarter of 2006, the company realized approximately $13 million of total savings related to the 2006 actions.

For the six months ended June 30, 2006, the company incurred restructuring related charges and project costs of $22.1 million in its Business segment, $50.3 million in its Consumer segment and $30.6 million in All other. All other operating income also included a $9.9 million pension plan freeze benefit. For the first six months of 2006, the company realized approximately $29 million of total savings related to the 2006 actions including the pension curtailment gain.

The company expects to incur an additional $23 million of restructuring related charges and project costs in the third quarter of 2006 with an estimated $13 million impact on cost of revenue and $10 million impact on operating expense. Third quarter savings from the restructuring related activities are estimated to be approximately $13 million.

The company expects to incur total restructuring related charges and project costs of approximately $25 million in its Business segment, a total of approximately $65 million in its Consumer segment and a total of approximately $40 million in All other.

For the total pre-tax restructuring related charges and project costs of approximately $130 million, approximately $50 million will impact cost of revenue and $80 million will impact operating expense. These restructuring related activities are expected to save approximately $50 million in 2006 and $80 million per year thereafter with approximately 70% benefiting cost of revenue and 30% benefiting operating expense.

FINANCIAL CONDITION

Lexmark’s financial position remains strong at June 30, 2006, with net working capital of $520 million compared to $936 million at December 31, 2005. The decease in working capital accounts was primarily due to lower cash and cash equivalents and marketable securities in 2006 resulting principally from the company’s stock repurchase activity. At June 30, 2006, the company had $149.7 million of long-term debt and no short-term debt outstanding. The debt to total capital ratio was 13% at June 30, 2006, compared to 9% at December 31, 2005, due to the company’s stock repurchase activity. The company had no amounts outstanding under its U.S. trade receivables financing program or its revolving credit facility at June 30, 2006.

The following table summarizes the results of the company’s Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2006 and 2005:

	Six Months Ended June 30
	2006	2005
Net cash flow provided by (used for):
Operating activities	$361.4	$223.6
Investing activities	205.2	41.1
Financing activities	(586.1)	(572.9)
Effect of exchange rate changes on cash	0.7	(2.4)
Net change in cash and cash equivalents	$(18.8)	$(310.6)

The company’s primary source of liquidity has been cash generated by operations that totaled $361 million and $224 million for the six months ended June 30, 2006 and 2005, respectively. Cash from operations for the past few years has been sufficient to allow the company to fund its working capital needs and finance its capital expenditures during these periods along with the repurchase of approximately $600 million and $595 million, of its Class A common stock during the six months ended June 30, 2006 and 2005, respectively. Management believes that cash provided by operations will continue to be sufficient to meet operating and capital needs. However, in the event that cash from operations is not sufficient, the company has other potential sources of cash through utilization of its accounts receivables financing program, revolving credit facility or other financing sources.

Operating activities:

The increase in cash flows from operating activities from 2005 to 2006 was primarily due to favorable changes in accounts payable and accrued liabilities. Accounts payable balances can fluctuate significantly between periods due to the timing of payments to suppliers. The change noted in accrued liabilities was primarily due to decreases in salary and incentive compensation accruals and related payments of $49 million, increases in restructuring related accruals of $51 million and favorable changes in derivative liabilities from the prior year of $45 million. These favorable changes were partially offset by unfavorable changes in income taxes payable of $40 million primarily relating to the $53 million tax provision recorded in the second quarter of 2005 relating to the AJCA. Refer to the Provision for Income Taxes discussion under Item 2 above for further details.

Although not a significant component of the change in cash flows from operating activities, the company’s days of sales outstanding were 38 days at June 30, 2006, compared to 41 days at June 30, 2005. The days of sales outstanding is calculated on a 90-day moving average based on gross accounts receivable and is adjusted for certain accounts receivable items which have no corresponding revenue, such as value-added taxes. Additionally, the company’s days of inventory improved from 52 days at June 30, 2005, to 47 days at June 30, 2006. The days of inventory is calculated on a 90-day moving average based on annualized cost of goods sold excluding any restructuring related charges and project costs. Days of sales outstanding and days of inventory calculations are non-GAAP and based on internal definitions and may not be comparable to other companies’ calculations.

Investing activities:

The company decreased its marketable securities investments for the six months ended June 30, 2006, by $300 million primarily due to its share repurchase program activity. For the six months ended June 30, 2006 and 2005, the company spent $93 million and $108 million, respectively, on capital expenditures. The capital expenditures for 2006 principally related to infrastructure support, new product support and manufacturing capacity expansion. It is anticipated that total capital expenditures for 2006 will be approximately $230 million and are expected to be funded through cash from operations.

Financing activities:

The net cash flows used for financing activities principally related to treasury stock activity. The company repurchased $600 million and $595 million of treasury stock during the six months ended June 30, 2006 and 2005, respectively. Refer to Note 7, Stockholders’ Equity, of the Notes to Consolidated Condensed Financial Statements for further details.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amends the guidance in Accounting Research Bulletin (“ARB 43”), Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges . . .”. This Statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151, effective January 1, 2006, did not have a material impact on the company’s financial position, results of operations and cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized in the financial statements based on their fair value. Refer to Note 2, Stock-Based Compensation, of the Notes to the Consolidated Condensed Financial Statements for further discussion.

In September 2005, the FASB reached a final consensus on EITF Issue 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (“EITF 04-13”). EITF 04-13 concludes that two or more legally separate exchange transactions with the same counterparty should be combined and considered as a single arrangement for purposes of applying APB Opinion No. 29, Accounting for Nonmonetary Transactions, when the transactions were entered into “in contemplation” of one another. The consensus contains several indicators to be considered in assessing whether two transactions are entered into in contemplation of one another. If, based on consideration of the indicators and the substance of the arrangement, two transactions are combined and considered a single arrangement, an exchange of finished goods inventory for either raw material or work-in-process should be accounted for at fair value. The provisions of EITF 04-13 should be applied to transactions completed in reporting periods beginning after March 15, 2006. The adoption of EITF 04-13, effective April 1, 2006, did not have a material impact on the company’s financial position, results of operations and cash flows.

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

In June 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”). EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 concludes that the presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The provisions of EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006, with earlier adoption permitted. The company is currently evaluating the provisions of EITF 06-3.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. The company is currently evaluating the provisions of FIN 48.

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

▪	The company’s future operating results may be adversely affected if the supplies consumption by end users of its products is lower than expected or declines.

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

▪
The European Union has adopted the Waste Electrical and Electronic Equipment Directive (the “Directive”) which requires producers of electrical and electronic goods, including printing devices, to be financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for enacting and implementing the Directive by individual European Union governments was August 13, 2004 (such legislation, together with the Directive, the “WEEE Legislation”), although extensions were granted to some countries. Producers became financially responsible under the WEEE Legislation beginning in August 2005. Similar legislation may be enacted in the future in other jurisdictions as well. The impact of this legislation could adversely affect the company’s operating results and profitability.

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

Interest Rates

At June 30, 2006, the fair value of the company’s senior notes was estimated at $152 million based on current rates available to the company for debt with similar characteristics. The fair value of the senior notes exceeded the carrying value as recorded in the Consolidated Condensed Statements of Financial Position at June 30, 2006, by approximately $2 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $2 million at June 30, 2006.

The company has interest rate swaps that serve as a fair value hedge of the company’s senior notes. The fair value of the interest rate swaps at June 30, 2006, was a liability of $4 million. Market risk for the interest rate swaps is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $2 million at June 30, 2006.

Foreign Currency Exchange Rates

The company employs a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the company’s functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the company is exposed include the euro, the Mexican peso, the Canadian dollar, the Japanese yen, the British pound, the Australian dollar and other Asian and South American currencies. Exposures are hedged with foreign currency forward contracts, put options, and call options generally with maturity dates of less than eighteen months. The potential loss in fair value at June 30, 2006, for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $44 million. This loss would be mitigated by corresponding gains on the underlying exposures.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The company’s management, with the participation of the company’s Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer, have evaluated the effectiveness of the company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the company’s Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer have concluded that the company’s disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed by the company in the reports that it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and were effective as of the end of the period covered by this report, to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

•
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes repurchases of the company common stock in the quarter ended June 30, 2006:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
April 1 - 30, 2006	446,800	$49.20	446,800	$1,009.5
May 1 - 31, 2006	2,967,300	51.80	2,967,300	855.7
June 1 - 30, 2006	2,273,346	54.68	2,273,346	731.4
Total	5,687,446	$52.75	5,687,446

(1)
In January 2006, the company received authorization from the board of directors to repurchase an additional $1.0 billion of its Class A common stock for a total repurchase authority of $3.9 billion. As of June 30, 2006, there was approximately $0.7 billion of share repurchase authority remaining. This repurchase authority allows the company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During the second quarter of 2006, the company repurchased approximately 5.7 million shares at a cost of approximately $300 million. During the first six months of 2006, the company repurchased approximately 12.0 million shares at a cost of approximately $600 million. As of June 30, 2006, since the inception of the program in April 1996, the company had repurchased approximately 67.0 million shares for an aggregate cost of approximately $3.2 billion. As of June 30, 2006, the company had reissued approximately 0.5 million shares of previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million shares of treasury stock in December 2005, the net treasury shares outstanding at June 30, 2006, were 22.5 million.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information required to be reported for the company’s Annual Meeting of Stockholders held April 27, 2006, was previously reported by the company in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

Item 5.  OTHER INFORMATION

None.

Item 6. EXHIBITS

A list of exhibits is set forth in the Exhibit Index found on page 38 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, both on behalf of the registrant and in his capacity as principal accounting officer of the registrant.

                Lexmark International, Inc.
                (Registrant)

August 8, 2006

/s/ Gary D. Stromquist
Gary D. Stromquist Vice President and Corporate Controller (Chief Accounting Officer)

EXHIBIT INDEX

Exhibits:

10.1      Form of Stock Option Agreement pursuant to the company’s Stock Incentive Plan. +

10.2      Form of Restricted Stock Unit Agreement pursuant to the company’s Stock Incentive Plan. +

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