Form 10-Q
period 2006-09-30
LEXMARK INTERNATIONAL INC /KY/
filed 2006-11-07
CIK 1001288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the Quarterly Period Ended September 30, 2006

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

The registrant had 97,927,642 shares outstanding (excluding shares held in treasury) of Class A common stock, par value $0.01 per share, as of the close of business on October 31, 2006.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

		Page of Form 10-Q
	PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

	Consolidated Condensed Statements of Earnings
	Three and Nine Months Ended September 30, 2006 and 2005	2

	Consolidated Condensed Statements of Financial Position
	As of September 30, 2006 and December 31, 2005	3

	Consolidated Condensed Statements of Cash Flows
	Three and Nine Months Ended September 30, 2006 and 2005	4

	Notes to Consolidated Condensed Financial Statements	5-19

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20-38

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	39

Item 4.	CONTROLS AND PROCEDURES	39-40

	PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	40

Item 1A.	RISK FACTORS	40-41

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	41

Item 3.	DEFAULTS UPON SENIOR SECURITIES	41

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	41

Item 5.	OTHER INFORMATION	41

Item 6.	EXHIBITS	41

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005

Revenue	$1,234.6	$1,215.5	$3,738.9	$3,856.2
Cost of revenue	832.2	858.2	2,515.0	2,607.3
Gross profit	402.4	357.3	1,223.9	1,248.9

Research and development	93.2	86.9	273.8	252.5
Selling, general and administrative	186.6	178.8	546.6	567.6
Restructuring and other, net	7.5	8.9	64.3	8.9
Operating expense	287.3	274.6	884.7	829.0
Operating income	115.1	82.7	339.2	419.9

Interest (income) expense, net	(5.2)	(7.0)	(17.0)	(20.9)
Other expense (income), net	1.2	2.2	3.9	5.4
Earnings before income taxes	119.1	87.5	352.3	435.4

Provision for income taxes	33.5	17.3	103.8	161.4
Net earnings	$85.6	$70.2	$248.5	$274.0

Net earnings per share:
Basic	$0.86	$0.59	$2.38	$2.23
Diluted	$0.85	$0.59	$2.37	$2.20

Shares used in per share calculation:
Basic	100.0	118.6	104.5	123.1
Diluted	100.6	119.8	105.0	124.7

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
(In Millions, Except Par Value)
(Unaudited)

	September 30 2006	December 31 2005
ASSETS
Current assets:
Cash and cash equivalents	$200.8	$168.3
Marketable securities	361.5	720.5
Trade receivables, net of allowances of $35.5 in 2006 and $37.4 in 2005	569.6	650.9
Inventories	464.2	409.2
Prepaid expenses and other current assets	218.0	220.7
Total current assets	1,814.1	2,169.6

Property, plant and equipment, net	819.9	832.2
Other assets	345.8	328.3
Total assets	$2,979.8	$3,330.1

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$607.2	$572.8
Accrued liabilities	705.3	660.9
Total current liabilities	1,312.5	1,233.7

Long-term debt	149.8	149.6
Other liabilities	507.3	518.1
Total liabilities	1,969.6	1,901.4

Contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1.6 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value:
Class A, 900.0 shares authorized; 98.2 and 111.9 outstanding in 2006 and 2005, respectively	1.2	1.2
Class B, 10.0 shares authorized; no shares issued and outstanding	-	-
Capital in excess of par	886.9	832.5
Retained earnings	1,237.3	988.8
Treasury stock, net; at cost; 24.8 and 10.5 shares in 2006 and 2005, respectively	(960.6)	(230.5)
Accumulated other comprehensive loss	(154.6)	(163.3)
Total stockholders' equity	1,010.2	1,428.7
Total liabilities and stockholders' equity	$2,979.8	$3,330.1

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Nine Months Ended September 30
	2006	2005
Cash flows from operating activities:
Net earnings	$248.5	$274.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	159.7	110.8
Deferred taxes	(18.1)	(3.9)
Stock based compensation expense	32.8	3.2
Tax benefits from employee stock plans	-	11.6
Other	3.6	32.0
	426.5	427.7
Change in assets and liabilities:
Trade receivables	81.3	88.6
Inventories	(55.0)	(2.4)
Accounts payable	34.4	(136.3)
Accrued liabilities	44.3	(48.2)
Other assets and liabilities	(3.6)	24.7
Net cash flows from operating activities	527.9	354.1

Cash flows from investing activities:
Purchases of property, plant and equipment	(145.0)	(153.2)
Purchases of marketable securities	(1,095.2)	(1,096.9)
Proceeds from marketable securities	1,454.7	1,457.3
Other	(1.2)	(0.7)
Net cash flows from investing activities	213.3	206.5

Cash flows from financing activities:
Decrease in short-term debt	-	(1.5)
Issuance of treasury stock	-	0.4
Purchase of treasury stock	(730.1)	(864.3)
Proceeds from employee stock plans	18.8	34.7
Excess tax benefits from employee stock plans	3.5	-
Other	(1.6)	(2.2)
Net cash flows from financing activities	(709.4)	(832.9)
Effect of exchange rate changes on cash	0.7	(1.9)
Net change in cash and cash equivalents	32.5	(274.2)
Cash and cash equivalents - beginning of period	168.3	626.2
Cash and cash equivalents - end of period	$200.8	$352.0

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(In Millions, Except Per Share Amounts)
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying interim Consolidated Condensed Financial Statements are unaudited; however, in the opinion of management of Lexmark International, Inc. (together with its subsidiaries, the “Company” or “Lexmark”), all adjustments necessary for a fair statement of the interim financial results have been included. The results for the interim periods are not necessarily indicative of results to be expected for the entire year. The Condensed Consolidated Statement of Financial Position data as of December 31, 2005, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). The Company filed with the Securities and Exchange Commission (“SEC”) audited consolidated financial statements for the year ended December 31, 2005, on Form 10-K, which included all information and notes necessary for such presentation. Accordingly, these financial statements and notes should be read in conjunction with the Company’s audited annual consolidated financial statements for the year ended December 31, 2005.

Certain prior year amounts have been reclassified to conform to the current period presentation.

2. STOCK-BASED COMPENSATION

The Company has various stock incentive plans to encourage employees and nonemployee directors to remain with the Company and to more closely align their interests with those of the Company’s stockholders. As of September 30, 2006, awards under the programs consisted of stock options, restricted stock units (“RSUs”) and deferred stock units (“DSUs”). The Company currently issues the majority of shares related to its stock incentive plans from the Company’s authorized and unissued shares of Class A Common Stock. Approximately 47.9 million shares of Class A Common Stock have been authorized for these stock incentive plans.

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

For the three and nine months ended September 30, 2006, the Company incurred stock-based compensation expense under SFAS 123R of $11.4 million ($7.0 million after tax) and $32.8 million ($20.3 million after tax), respectively, in the Consolidated Condensed Statements of Earnings.

The following table presents a breakout of the stock-based compensation expense recognized under SFAS 123R:

	Three Months Ended September 30 2006	Nine Months Ended September 30 2006
Cost of revenue	$1.2	$3.7
Research and development	2.2	6.5
Selling, general and administrative	8.0	22.6
Stock-based compensation expense before income taxes	11.4	32.8
Income tax benefit	(4.4)	(12.5)
Stock-based compensation expense after income taxes	$7.0	$20.3

For the three and nine months ended September 30, 2006, the Company’s pre-tax stock-based compensation expense included $0.9 million and $2.4 million, respectively, related to RSUs and DSUs that would have been recognized as expense under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. As a result of adopting SFAS 123R, the Company’s earnings before taxes and net earnings for the three months ended September 30, 2006, were reduced $10.5 million and $6.5 million, respectively. For the nine months ended September 30, 2006, the Company’s earnings before taxes and net earnings were reduced $30.4 million and $18.8 million, respectively.

Basic and diluted earnings per share were reduced $0.07 and $0.06, respectively, for the three months ended September 30, 2006, as a result of adopting SFAS 123R. Both basic and diluted earnings per share were reduced $0.18 for the nine months ended September 30, 2006, as a result of adopting SFAS 123R. The adoption of SFAS 123R did not have a material impact on the Company’s cash flows from operations or financing activities.

Prior to the adoption of SFAS 123R on January 1, 2006, the Company accounted for its stock-based employee compensation plans under APB Opinion No. 25 (“APB 25”) and related interpretations. Under APB 25, compensation cost was not recognized for substantially all options granted because the exercise price was at least equal to the fair market value of the underlying common stock on the grant date.

Stock Options

Generally, options expire ten years from the date of grant. Options granted during 2004, 2005 and the nine months ended September 30, 2006, vest in approximately equal annual installments over a three-year period based upon continued employment or service on the board of directors. Prior to 2004, options granted generally vested in installments over a five-year period.

For the three months ended September 30, 2006 and 2005, the weighted average fair value of options granted were $10.04 and $11.57, respectively. For the nine months ended September 30, 2006 and 2005, the weighted average fair value of options granted were $13.78 and $16.98, respectively. The fair value of each option award on the grant date was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Expected dividend yield	-	-	-	-
Expected stock price volatility	40%	21%	32%	24%
Weighted average risk-free interest rate	5.1%	4.0%	4.7%	3.4%
Weighted average expected life of options (years)	1.2	2.7	3.2	2.9

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

A summary of the status of the Company’s stock-based compensation plans as of December 31, 2005, and changes during the nine months ended September 30, 2006, is presented below:

	Options	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	12.8	$66.30	6.1	$23.6
Granted	0.8	48.37
Exercised	(0.4)	32.19
Forfeited or canceled	(0.8)	77.57
Outstanding at September 30, 2006	12.4	$65.71	5.7	$61.5
Exercisable at September 30, 2006	9.8	$66.61	5.3	$51.0

For the three and nine months ended September 30, 2006, the total intrinsic value of options exercised was $5.0 million and $9.8 million, respectively. As of September 30, 2006, the Company had $26.7 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested stock options that will be recognized over the weighted average period of 1.3 years.

Restricted Stock and Deferred Stock Units

The Company has granted RSUs with various vesting periods and generally these awards vest based upon continued employment with the Company. As of September 30, 2006, the Company has issued DSUs to certain members of management who elected to defer all or a portion of their annual bonus into such units and to certain nonemployee directors who elected to defer all or a portion of their annual retainer, chair retainer and/or meeting fees into such units. These DSUs are 100% vested when issued. The Company has also issued supplemental DSUs to certain members of management upon the election to defer all or a portion of an annual bonus into DSUs. These supplemental DSUs vest at the end of five years based upon continued employment with the Company. The cost of the RSUs and supplemental DSUs, generally determined to be the fair market value of the shares at the date of grant, is charged to compensation expense ratably over the vesting period of the award.

A summary of the status of the Company’s RSU and DSU grants as of December 31, 2005, and changes during the nine months ended September 30, 2006, is presented below:

	Units	Weighted Average Grant Date Fair Value (Per Share)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
RSUs and DSUs at December 31, 2005	0.4	$54.55	4.2	$18.4
Granted	0.6	48.42
Vested	(0.1)	34.54
Forfeited or canceled	(0.1)	56.49
RSUs and DSUs at September 30, 2006	0.8	$52.63	3.7	$49.0

For the three and nine months ended September 30, 2006, the total fair value of RSUs and DSUs that vested was $0.5 million and $4.5 million, respectively. As of September 30, 2006, the Company had $27.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to RSUs and DSUs that will be recognized over the weighted average period of 3.8 years.

Employee Stock Purchase Plan

The Company also has an Employee Stock Purchase Plan (“ESPP”) which enables substantially all regular employees to purchase full or fractional shares of Lexmark Class A Common Stock through payroll deductions of up to 10% of eligible compensation. Effective January 1, 2006, the ESPP was amended whereby the share price paid by an employee is 85% of the closing market price on the last business day of the respective offering period. Prior to January 1, 2006, the share price paid by an employee was 85% of the lesser of the closing market price on (i) the last business day immediately preceding the first day of the respective offering period and (ii) the last business day of the respective offering period. The current plan provides semi-annual offering periods beginning each January 1 and July 1. For the three months ended September 30, 2006, employees paid the Company $3.0 million to purchase approximately 0.1 million shares, and the Company recognized approximately $0.5 million of compensation expense related to this ESPP activity. For the nine months ended September 30, 2006, employees paid the Company $6.2 million to purchase approximately 0.1 million shares, and the Company recognized approximately $1.9 million of compensation expense related to this ESPP activity. Compensation expense was calculated using the fair value of the employees’ purchase rights under the Black-Scholes model.

Pro Forma Information for Periods Prior to Adopting SFAS 123R

Prior to the adoption of SFAS 123R on January 1, 2006, the Company accounted for its stock-based employee compensation plans under APB 25 and related interpretations. Under APB 25, compensation cost was not recognized for substantially all options granted because the exercise price was at least equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended September 30 2005	Nine Months Ended September 30 2005
Net earnings, as reported	$70.2	$274.0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(9.6)	(28.5)
Pro forma net income	$60.6	$245.5
Net earnings per share:
Basic - as reported	$0.59	$2.23
Basic - pro forma	$0.51	$2.00

Diluted - as reported	$0.59	$2.20
Diluted - pro forma	$0.51	$1.97

3. RESTRUCTURING RELATED CHARGES AND OTHER

2006 Restructuring

During the first quarter of 2006, the Company approved a plan to restructure its workforce, consolidate some manufacturing capacity, including the closure of one of its European facilities, and make certain changes to its U.S. retirement plans (collectively referred to as the “2006 actions”).

The workforce restructuring is expected to eliminate or transfer approximately 1,450 positions, an increase of 100 positions from original estimates, from various business functions and job classes, with about 925 positions being eliminated, and approximately 525 positions being transferred from various locations primarily to low cost countries. These additional 100 positions are expected to be eliminated by year end 2007. As of September 30, 2006, the Company had eliminated or transferred approximately 1,250 of the projected 1,450 workforce positions. The Company is consolidating its manufacturing capacity to reduce manufacturing costs, including the closure of its Rosyth, Scotland inkjet cartridge manufacturing facility, and is reducing its operating expenses, particularly in the areas of supply chain, general and administrative and marketing and sales.

The Company has also frozen pension benefits in its defined benefit pension plan for U.S. employees, effective April 3, 2006, and at the same time changed from a maximum Company matching contribution of three percent to an automatic Company contribution of one percent and a maximum Company matching contribution of five percent to the Company’s existing 401(k) plan. For 2006, the Company is making a maximum Company matching contribution of six percent to a nonqualified deferred compensation plan on compensation amounts in excess of IRS qualified plan limits.

The Company expects total pre-tax restructuring related charges of approximately $120 million, of which approximately $70 million will require cash. The total estimated pre-tax restructuring related charges exclude any benefit related to the pension plan freeze. Except for the additional 100 positions mentioned above, the Company expects the restructuring related activities to be substantially complete by the end of 2006.

For the three and nine months ended September 30, 2006, the Company incurred net charges of $10.6 million and $102.3 million, respectively, for the 2006 actions as follows:

	Three Months Ended September 30 2006	Nine Months Ended September 30 2006
Accelerated depreciation charges	$3.1	$38.0
Employee termination benefit charges	7.5	73.7
Contract termination charges	-	0.5
Subtotal restructuring related charges	10.6	112.2
Defined benefit pension plan freeze	-	(9.9)
Total restructuring related charges and other, net	$10.6	$102.3

The accelerated depreciation charges were determined in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and resulted from the Company’s decision to close certain manufacturing facilities in Europe. The accelerated depreciation charges are included in Cost of revenue on the Consolidated Condensed Statements of Earnings.

Employee termination benefit charges were accrued in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), and SFAS No. 112, Employers’ Accounting for Postemployment Benefits, as appropriate. Employee termination benefit charges include severance, medical and other benefits. Contract termination charges were also accrued in accordance with SFAS 146. Employee termination benefit charges, contract termination charges and the defined benefit pension plan freeze are included in Restructuring and other, net on the Consolidated Condensed Statements of Earnings.

In June 2006, the Company accrued approximately $30 million of employee termination benefit charges related to an agreement signed with the French Works Council on June 28, 2006 that stipulates termination benefits the Company’s French employees will receive. This charge had been expected to be incurred as employees left the Company.

The following table presents a rollforward of the liability incurred for employee termination benefit and contract termination charges in connection with the restructuring related activities. The liability is included in Accrued liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

Balance at January 1, 2006	$-
Costs incurred	74.2
Payments	(19.9)
Other (1)	(4.5)
Balance at September 30, 2006	$49.8

(1) Other consists primarily of special termination benefits that are paid out of the U.S. pension plan.

For the three months ended September 30, 2006, the Company incurred restructuring related charges of $5.6 million in its Business segment, $4.1 million in its Consumer segment and $0.9 million in All other.

For the nine months ended September 30, 2006, the Company incurred restructuring related charges of $27.7 million in its Business segment, $53.8 million in its Consumer segment and $30.7 million in All other. All other operating income also included a $9.9 million pension plan freeze benefit.

The Company expects to incur restructuring related charges of approximately $31 million in its Business segment, approximately $55 million in its Consumer segment and approximately $34 million in All other.

2005 Workforce Reduction

In order to optimize the Company’s expense structure, the Company approved a plan during the third quarter of 2005 that would reduce its workforce by approximately 275 employees worldwide from various business functions and job classes. A majority of the affected employees exited during the third quarter of 2005.

For the three and nine months ended September 30, 2005, the Company incurred one-time termination benefit charges of $8.9 million related to the plan that is included in Restructuring and other, net on the Consolidated Condensed Statements of Earnings. For the three and nine months ended September 30, 2005, the Company incurred one-time termination benefit charges of $5.0 million in its Business segment, $2.6 million in its Consumer segment and $1.3 million in All other.

4. INVENTORIES

Inventories consist of the following:

	September 30 2006	December 31 2005
Work in process	$135.9	$116.4
Finished goods	328.3	292.8
Inventories	$464.2	$409.2

5. AGGREGATE WARRANTY LIABILITY

Changes in the Company’s aggregate warranty liability, which includes both warranty and extended warranty (deferred revenue), are presented below:

	2006	2005
Balance at January 1	$195.0	$176.8
Accruals for warranties issued	151.8	173.2
Accruals related to pre-existing warranties (including amortization of deferred revenue for extended warranties and changes in estimates)	(34.3)	(38.9)
Settlements made (in cash or in kind)	(118.3)	(127.6)
Balance at September 30	$194.2	$183.5

Both warranty and the short-term portion of extended warranty are included in Accrued liabilities on the Consolidated Condensed Statements of Financial Position. The long-term portion of extended warranty is included in Other liabilities on the Consolidated Condensed Statements of Financial Position.

6.  INCOME TAXES

The effective income tax rate was 28.1% for the three months ended September 30, 2006, compared to 19.8% for the third quarter of 2005. The difference in these rates is due principally to the expiration of the U.S. Research and Experimentation credit on December 31, 2005, and revisions to the annual effective tax rate due to changes in the geographic mix of earnings. The expected 2006 annual effective tax rate does not assume that the U.S. Research and Experimentation credit is reinstated for 2006. If the credit is reinstated for 2006, the associated benefit will be recognized in the fourth quarter of 2006.

The effective income tax rate was 29.5% for the nine months ended September 30, 2006, compared to 37.1% for the same period in 2005. The rate for the nine months ended September 30, 2006, included a $2.5 million benefit regarding the settlement of the Internal Revenue Service audit of the years 2002 and 2003. The rate for the nine months ended September 30, 2005, included a charge of $53.2 million to cover estimated Federal, State and foreign income taxes due to the Company’s decision to repatriate approximately $684 million under the American Jobs Creation Act of 2004 and a benefit of $3.1 million due to the retroactive extension of a favorable non-U.S. tax rate.

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

7.  STOCKHOLDER’S EQUITY

In January 2006, the Company received authorization from the board of directors to repurchase an additional $1.0 billion of its Class A Common Stock for a total repurchase authority of $3.9 billion. As of September 30, 2006, there was approximately $0.6 billion of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During the third quarter of 2006, the Company repurchased approximately 2.3 million shares at a cost of approximately $130 million. During the first nine months of 2006, the Company repurchased approximately 14.4 million shares at a cost of approximately $730 million. As of September 30, 2006, since the inception of the program in April 1996, the Company had repurchased approximately 69.3 million shares for an aggregate cost of approximately $3.3 billion. As of September 30, 2006, the Company had reissued approximately 0.5 million shares of previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million shares of treasury stock in December 2005, the net treasury shares outstanding at September 30, 2006, were 24.8 million.

8.  OTHER COMPREHENSIVE EARNINGS (LOSS)

Comprehensive earnings (loss), net of taxes, consist of the following:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Net earnings	$85.6	$70.2	$248.5	$274.0
Other comprehensive earnings (loss):
Foreign currency translation adjustment	5.0	(0.8)	10.3	(19.9)
Cash flow hedging, net of reclassifications	6.4	(0.8)	(5.5)	36.6
Minimum pension liability adjustment	0.1	-	3.4	0.8
Net unrealized gain (loss) on marketable securities	0.4	0.1	0.5	(0.1)
Comprehensive earnings	$97.5	$68.7	$257.2	$291.4

Accumulated other comprehensive (loss) earnings consist of the following:

	Foreign Currency Translation Adjustment	Cash Flow Hedges	Minimum Pension Liability	Net Unrealized (Loss) Gain on Marketable Securities	Accumulated Other Comprehensive (Loss) Earnings
Balance at 12/31/05	$(15.2)	$7.1	$(154.6)	$(0.6)	$(163.3)
1st Qtr 2006 change	4.5	(6.2)	3.7	0.2	2.2
Balance at 3/31/06	$(10.7)	$0.9	$(150.9)	$(0.4)	$(161.1)
2nd Qtr 2006 change	0.8	(5.7)	(0.4)	(0.1)	(5.4)
Balance at 6/30/06	$(9.9)	$(4.8)	$(151.3)	$(0.5)	$(166.5)
3rd Qtr 2006 change	5.0	6.4	0.1	0.4	11.9
Balance at 9/30/06	$(4.9)	$1.6	$(151.2)	$(0.1)	$(154.6)

9.  EARNINGS PER SHARE (“EPS”)

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Numerator:
Net earnings	$85.6	$70.2	$248.5	$274.0
Denominator:
Weighted average shares used to compute basic EPS	100.0	118.6	104.5	123.1
Effect of dilutive securities -
Employee stock plans	0.6	1.2	0.5	1.6
Weighted average shares used to compute diluted EPS	100.6	119.8	105.0	124.7
Basic net EPS	$0.86	$0.59	$2.38	$2.23
Diluted net EPS	$0.85	$0.59	$2.37	$2.20

Stock options totaling an additional 8.0 million and 6.0 million shares of Class A Common Stock for the three month periods and 8.0 million and 3.3 million shares for the nine months ended September 30, 2006 and 2005, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

10.  EMPLOYEE PENSION AND POSTRETIREMENT PLANS

The components of the net periodic benefit cost for both the pension and postretirement plans for the three and nine month periods ended September 30, 2006 and 2005, were as follows:

Pension Benefits:	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Service cost	$2.0	$4.2	$5.9	$12.7
Interest cost	10.6	10.7	31.5	31.4
Expected return on plan assets	(12.3)	(13.0)	(36.8)	(38.4)
Amortization of prior service (benefit) cost	(0.1)	(0.2)	(0.1)	(0.9)
Amortization of net loss	4.5	4.3	13.0	12.3
Settlement, curtailment or special termination losses (gains)	3.5	3.2	(5.0)	3.2
Net periodic benefit cost	$8.2	$9.2	$8.5	$20.3

Other Postretirement Benefits:	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Service cost	$0.5	$0.5	$1.4	$1.4
Interest cost	0.7	0.8	1.9	2.3
Amortization of prior service (benefit) cost	(1.0)	(0.5)	(2.9)	(1.4)
Amortization of net loss	0.3	0.2	0.8	0.7
Settlement, curtailment or special termination losses (gains)	(0.1)	0.1	(0.1)	0.1
Net periodic benefit cost	$0.4	$1.1	$1.1	$3.1

Settlement, curtailment or special termination losses (gains) recognized in the third quarters of 2006 and 2005 were primarily related to the 2006 restructuring and 2005 workforce reduction plans, respectively. See Note 3 for further discussion.

The $5.1 million settlement, curtailment or special termination losses (gains) recognized in the first nine months of 2006 consisted of a $9.9 million pension curtailment gain due to the freezing of plan benefit accruals in the U.S. and $4.8 million of charges primarily related to restructuring activities. See Note 3 for further discussion.

The Company currently expects to contribute approximately $6 million to its pension and other postretirement plans in 2006. As of September 30, 2006, $5.2 million of contributions have been made.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). See Note 13 for further discussion.

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

The following table includes information about the Company’s reportable segments:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Revenue:
Business	$695.7	$646.7	$2,097.3	$2,081.7
Consumer	538.9	568.8	1,641.6	1,774.5
Total revenue	$1,234.6	$1,215.5	$3,738.9	$3,856.2

Operating income (loss):
Business	$146.8	$138.7	$443.1	$503.5
Consumer	62.2	30.9	195.5	188.8
All other	(93.9)	(86.9)	(299.4)	(272.4)
Total operating income (loss)	$115.1	$82.7	$339.2	$419.9

In connection with the 2006 restructuring, operating income (loss) noted above for the three months ended September 30, 2006, includes restructuring related charges of $5.6 million in its Business segment, $4.1 million in its Consumer segment and $0.9 million in All other.

For the nine months ended September 30, 2006, operating income (loss) noted above includes restructuring related charges of $27.7 million in its Business segment, $53.8 million in its Consumer segment and $30.7 million in All other. All other operating income also includes a $9.9 million pension plan freeze benefit.

The Company expects to incur restructuring related charges in connection with the 2006 restructuring of approximately $31 million in its Business segment, approximately $55 million in its Consumer segment and approximately $34 million in All other. See Note 3 for further discussion.

In connection with the 2005 workforce reduction, operating income (loss) noted above for the three and nine months ended September 30, 2005, included one-time termination benefit charges of $5.0 million in its Business segment, $2.6 million in its Consumer segment and $1.3 million in All other. See Note 3 for further discussion.

12.  CONTINGENCIES

Legal proceedings

On December 30, 2002 (“02 action”) and March 16, 2004 (“04 action”), the Company filed claims against Static Control Components, Inc. (“SCC”) in the U.S. District Court for the Eastern District of Kentucky (the “District Court”) alleging violation of the Company’s intellectual property and state law rights. Pendl Companies, Inc. (“Pendl”) and Wazana Brothers International, Inc. (“Wazana”) were added as additional defendants to the claims brought by the Company in the 02 action on October 8, 2004. Pendl, Wazana and NER Data Products, Inc., were added as additional parties to the claims brought by the Company in the 04 action on November 8, 2004. These two cases have been consolidated by the District Court. Similar claims in a separate action were filed by the Company in the District Court against David Abraham and Clarity Imaging Technologies, Inc. (“Clarity”) on October 8, 2004. Clarity, Pendl, SCC and Wazana have filed counterclaims against the Company in the District Court alleging that the Company engaged in anti-competitive and monopolistic conduct and unfair and deceptive trade practices in violation of the Sherman Act, the Lanham Act and state laws. SCC has stated that it is seeking damages in excess of $100 million. Wazana has stated in its legal documents that it is seeking an estimated amount of at least $52.5 million in damages prior to trebling. Clarity and Pendl have not stated a damage dollar amount. All are seeking treble damages, attorney fees, costs and injunctive relief. On September 28, 2006, the District Court dismissed the counterclaims filed by SCC alleging that the Company engaged in anti-competitive and monopolistic conduct and unfair and deceptive trade practices in violation of the Sherman Act, the Lanham Act and state laws, which counterclaims were seeking damages in excess of $100 million. On October 13, 2006, SCC filed a Motion for Reconsideration of the Court’s Order dismissing SCC’s claims, or in the alternative, to amend its pleadings. The Company believes that these claims filed against the Company are without merit, and intends to vigorously defend against them.

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

Copyright fees

Certain countries (primarily in Europe) and/or collecting societies representing copyright owners’ interests have taken action to impose fees on devices (such as scanners, printers and multifunction devices) alleging the copyright owners are entitled to compensation because these devices enable reproducing copyrighted content. Other countries are also considering imposing fees on certain devices. The amount of fees, if imposed, would depend on the number of products sold and the amounts of the fee on each product, which will vary by product and by country. The Company has accrued amounts that it believes are adequate to address the risks related to the copyright fee issues currently pending. The financial impact on the Company, which will depend in large part upon the outcome of local legislative processes, the Company’s and other industry participants’ outcome in contesting the fees and the Company’s ability to mitigate that impact by increasing prices, which ability will depend upon competitive market conditions, remains uncertain. As of September 30, 2006, the Company had accrued approximately $89 million for the pending copyright fee issues, including litigation proceedings, local legislative initiatives and/or negotiations with the parties involved. This accrual is included in Accrued liabilities on the Consolidated Condensed Statements of Financial Position.

13.  RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amends the guidance in Accounting Research Bulletin No. 43 (“ARB 43”), Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges…”. SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151, effective January 1, 2006, did not have a material impact on the Company’s financial position, results of operations and cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized in the financial statements based on their fair value. Refer to Note 2, “Stock-Based Compensation”, of the Notes to the Consolidated Condensed Financial Statements for further discussion.

In September 2005, the FASB reached a final consensus on EITF Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (“EITF 04-13”). EITF 04-13 concludes that two or more legally separate exchange transactions with the same counterparty should be combined and considered as a single arrangement for purposes of applying APB Opinion No. 29, Accounting for Nonmonetary Transactions, when the transactions were entered into “in contemplation” of one another. The consensus contains several indicators to be considered in assessing whether two transactions are entered into in contemplation of one another. If, based on consideration of the indicators and the substance of the arrangement, two transactions are combined and considered a single arrangement, an exchange of finished goods inventory for either raw material or work-in-process should be accounted for at fair value. The provisions of EITF 04-13 should be applied to transactions completed in reporting periods beginning after March 15, 2006. The adoption of EITF 04-13, effective April 1, 2006, did not have a material impact on the Company’s financial position, results of operations and cash flows.

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

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company is currently evaluating the provisions of FIN 48.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (‘GAAP”) and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with earlier adoption permitted. The provisions of SFAS 157 should be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with limited exceptions. The Company is currently evaluating the provisions of SFAS 157.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”) expressing the Staff’s views regarding the process of quantifying financial statement misstatements. There have been two widely-recognized methods for quantifying the effects of financial statement errors: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement--including the reversing effect of prior year misstatements--but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of the error on each of the company's financial statements and the related financial statement disclosures. This model is commonly referred to as a "dual approach" because it essentially requires quantification of errors under both the iron-curtain and the roll-over methods. The provisions of SAB 108 should be applied to annual financial statements covering the first fiscal year ending after November 15, 2006. The Company currently believes the adoption of SAB 108 will not have a material impact on its financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to:

a.
Recognize the funded status of a benefit plan—measured as the difference between plan assets at fair value and the benefit obligation—in its statement of financial position. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation.

b.
Recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, Employers’ Accounting for Pensions, or SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. Amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs or credits, and the transition asset or obligation remaining from the initial application of SFAS No. 87 and SFAS No. 106, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those Statements.

c.	Measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions).
d.
Disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.

An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. Retrospective application is not permitted. The Company is currently evaluating the provisions of SFAS 158.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

OVERVIEW

Lexmark makes it easier for businesses and consumers to move information between the digital and paper worlds. Since its inception in 1991, Lexmark has become a leading developer, manufacturer and supplier of printing and imaging solutions for offices and homes. Lexmark’s products include laser printers, inkjet printers, multifunction devices, and associated supplies, services and solutions. Lexmark also sells dot matrix printers for printing single and multi-part forms by business users and develops, manufactures, and markets a broad line of other office imaging products.

The Company is primarily managed along business and consumer market segments. The laser product market primarily serves business customers. Laser products can be divided into two major categories - shared workgroup products and lower-priced desktop products. The Company markets its laser products primarily through large-account sales and marketing teams and increasingly through small and medium business teams who work closely with channel partners. The large accounts sales efforts are focused on customers who fall into six, specific industry groups: finance, services, retail, manufacturing, public sector and health care. The Company distributes and fulfills its laser products primarily through its well-established distributor and reseller network.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Lexmark’s discussion and analysis of its financial condition and results of operations are based upon the Company’s Consolidated Condensed Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of the Consolidated Condensed Financial Statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, doubtful accounts, inventories, stock-based compensation, intangible assets, income taxes, warranty obligations, copyright fees, product royalty obligations, restructurings, pension and other postretirement benefits, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that other than the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) during the first quarter of 2006, there have been no significant changes during the three and nine months ended September 30, 2006, to the items that we disclosed as our critical accounting policies and estimates in Item 7. Management’s Discussion and Analysis of Financial

Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Stock-Based Compensation

On January 1, 2006, the Company implemented the provisions of SFAS 123R and related interpretations. SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized in the financial statements based on their fair value. The Company selected the modified prospective transition method for implementing SFAS 123R and began recognizing compensation expense for stock-based awards granted on or after January 1, 2006, plus any unvested awards granted prior to January 1, 2006. Under this transition method, prior periods have not been restated. Stock-based compensation expense for awards granted on or after January 1, 2006, is based on the grant date fair value calculated in accordance with the provisions of SFAS 123R. Stock-based compensation related to any unvested awards granted prior to January 1, 2006, is based on the grant date fair value calculated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The fair value of the Company’s stock-based awards, less estimated forfeitures, is amortized over the awards’ vesting periods on a straight-line basis. Prior to the adoption of SFAS 123R on January 1, 2006, the Company accounted for the costs of its stock-based employee compensation plans under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB 25, compensation cost was not recognized for substantially all options granted because the exercise price was at least equal to the market value of the underlying common stock on the date of grant. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (”SAB 107”) regarding the SEC Staff’s interpretation of SFAS 123R and provides the Staff’s views regarding interactions between SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The Company has incorporated the provisions of SAB 107 in its adoption of SFAS 123R.

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

RESULTS OF OPERATIONS

Summary

The following discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements and Notes thereto. The following table summarizes the results of the Company’s operations for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30				Nine Months Ended September 30
	2006		2005		2006		2005
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev
Revenue	$1,234.6	100.0%	$1,215.5	100.0%	$3,738.9	100.0%	$3,856.2	100.0%
Gross profit	402.4	32.6	357.3	29.4	1,223.9	32.7	1,248.9	32.4
Operating expense	287.3	23.3	274.6	22.6	884.7	23.6	829.0	21.5
Operating income	115.1	9.3	82.7	6.8	339.2	9.1	419.9	10.9
Net earnings	85.6	6.9	70.2	5.8	248.5	6.6	274.0	7.1

Current quarter:

For the third quarter of 2006, total revenue was $1.2 billion up 1.6% year-to-year (“YTY”). Laser and inkjet supplies revenue was up 6% YTY and laser and inkjet printer revenue was down 3% YTY, as a decline in inkjet unit shipments was partially offset by growth in laser units.

In the business market segment, laser unit shipments were up approximately 8% YTY while laser hardware average unit revenue (“AUR”), which reflects the changes in both pricing and mix, declined approximately 1% from the prior year as price declines were mostly offset by a mix shift to more color lasers and laser multifunction products (“MFPs”).

In the consumer market segment, during the third quarter of 2006, consumer hardware units continued to be impacted by the Company’s decision in January 2006 to implement a more rigorous process to improve lifetime profitability and payback on inkjet sales. In the consumer market segment, inkjet unit shipments were down approximately 19% YTY. Inkjet hardware AUR increased approximately 4% YTY as price declines were offset by a favorable mix shift to all-in-ones (“AIOs”).

In the consumer market segment, the Company believes it has resolved the potential inkjet hardware component shortage, which was disclosed in April 2006 and was expected to impact the third quarter of 2006’s operating results. The Company incurred approximately $7 million of costs, primarily incremental air freight to expedite product delivery, during the third quarter of 2006.

For the third quarter of 2006, net earnings increased from the prior year due to higher operating income partially offset by a higher effective tax rate. Net earnings for the third quarter of 2006 included $13.3 million of pre-tax restructuring related charges and project costs and $11.4 million of pre-tax stock-based compensation expense. Restructuring project costs includes charges related to the execution of the Company’s 2006 restructuring related activities. Third quarter of 2005 net earnings included one-time termination benefit charges of $8.9 million from the 2005 workforce reduction plan.

Year to date:

During the first nine months of 2006, total revenue was $3.7 billion down 3% YTY. Laser and inkjet supplies revenue was up 3% YTY and laser and inkjet printer revenue was down 9% YTY.

In the business market segment, laser unit shipments were up approximately 6% YTY while laser hardware AUR declined approximately 11% from the prior year.

In the consumer market segment, consumer hardware units continued to be impacted by the Company’s decision to implement a more rigorous process to improve lifetime profitability and payback on inkjet sales. In the consumer market segment, inkjet unit shipments were down approximately 20% YTY. Inkjet hardware AUR increased approximately 3% YTY as price reductions were offset by a favorable mix shift to AIOs.

Additionally, the Company sees the potential for continued erosion in end-user supplies demand due to the weak OEM sales the Company is currently experiencing, and the reduction in inkjet volumes due to the actions announced in January to discontinue low-profit inkjet sales.

For the nine months ended September 30, 2006, net earnings decreased from the prior year due to lower operating income partially offset by a lower effective tax rate. Net earnings for the nine months ended September 30, 2006, included $116.3 million of pre-tax restructuring related charges and project costs, a $9.9 million pre-tax pension curtailment gain, $32.8 million of pre-tax stock-based compensation expense and a $2.5 million benefit from the resolution of income tax matters. Net earnings for the nine months ended September 30, 2005, included increased net tax costs of $53.2 million resulting from the board approval to repatriate $684 million of foreign dividends during 2005 under the American Jobs Creation Act of 2004, partially offset by a $3.1 million benefit from the retroactive extension of a favorable non-United States (“non-U.S.”) tax rate during the first quarter of 2005. Additionally, as discussed above, net earnings for the nine months ended September 30, 2005, also included $8.9 million of one-time termination charges in the third quarter.

Revenue

Consolidated revenue increased 1.6% for the third quarter of 2006 compared to the same period in the prior year. Overall laser and inkjet printer revenue for the quarter was down 3% YTY, as a decline in inkjet unit shipments was partially offset by growth in laser units. Overall laser and inkjet supplies revenue for the quarter was up 6% YTY principally driven by growth in laser supplies.

For the nine months ended September 30, 2006, consolidated revenue decreased 3% compared to the same period in the prior year. Overall laser and inkjet printer revenue for the nine months ended September 30, 2006, was down 9% YTY, as a decline in inkjet unit shipments was partially offset by growth in laser units. Overall laser and inkjet supplies revenue was up 3% YTY driven by laser supplies growth.

The following tables provide a breakdown of the Company’s revenue by market segment and geography.

Revenue by market segment:

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2006	2005	% Change	2006	2005	% Change
Business	$695.7	$646.7	8%	$2,097.3	$2,081.7	1%
Consumer	538.9	568.8	(5)	1,641.6	1,774.5	(7)
Total revenue	$1,234.6	$1,215.5	2%	$3,738.9	$3,856.2	(3)%

Business

During the third quarter of 2006, in the business market segment, revenue increased $49 million YTY due to increases in both laser supplies revenue and laser hardware units. For the third quarter of 2006, laser units grew approximately 8% YTY with strong growth in branded unit sales partially offset by declines in OEM unit sales. Branded unit sales were driven by strong growth in branded color lasers, laser MFPs and low-end monochrome laser printers. During the period, laser hardware AUR declined approximately 1% YTY as price declines were partially offset by a mix shift to more color lasers and laser MFPs.

For the nine months ended September 30, 2006, in the business market segment, revenue increased $16 million YTY principally due to higher supplies revenue. For the first nine months of 2006, laser unit shipments were up approximately 6% YTY while laser hardware AUR declined approximately 11% from the prior year.

Consumer

In the consumer market segment, consumer hardware units for the three and nine months ended September 30, 2006, were impacted by the Company’s decision in January 2006 to implement a more rigorous process to improve lifetime profitability and payback on inkjet sales.

During the third quarter of 2006, in the consumer market, revenue decreased $30 million YTY primarily due to a decline in inkjet hardware units. For the third quarter of 2006, inkjet units declined approximately 19% YTY with growth in branded AIOs being more than offset by declines in OEM sales and branded single function printers. Inkjet hardware AUR increased approximately 4% YTY as price declines were offset by a favorable mix shift to AIOs.

For the nine months ended September 30, 2006, in the consumer market segment, revenue decreased $133 million YTY primarily due to a decline in hardware units. For the first nine months of 2006, inkjet units declined approximately 20% YTY with growth in branded AIOs being more than offset by declines in OEM sales and branded single function printers. Inkjet hardware AUR increased approximately 3% YTY as price declines were offset by a favorable mix shift to AIOs.

Revenue by Geography:

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2006	2005	% Change	2006	2005	% Change
United States	$563.5	$572.3	(2)%	$1,668.3	1,764.7	(5)%
Europe	417.8	397.4	5	1,333.4	1,360.3	(2)
Other International	253.3	245.8	3	737.2	731.2	1
Total revenue	$1,234.6	$1,215.5	2%	$3,738.9	$3,856.2	(3)%

For the third quarter of 2006, revenue increased in the Europe and Other International geographies due to growth in the business market segment in each region. Revenue decreased in the U.S. due to the previously mentioned decline in inkjet hardware units.

For the nine months ended September 30, 2006, revenue decreased in the U.S. and Europe geographies due to the previously mentioned decline in inkjet hardware units.

Gross Profit

The following table provides gross profit information:

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2006	2005	Change	2006	2005	Change
Gross profit:
Dollars	$402.4	$357.3	13%	$1,223.9	$1,248.9	(2)%
% of revenue	32.6%	29.4%	3.2 pts	32.7%	32.4%	0.3 pts

For the third quarter of 2006, consolidated gross profit and gross profit as a percentage of revenue increased when compared to the prior year. The change in the gross profit margin over the prior period was primarily due to a 3.4 percentage point favorable product mix shift among products, mostly from a decrease in the percentage of inkjet hardware. Gross profit for the three months ended September 30, 2006, also included $3.6 million (or a 0.3 percentage point impact) of restructuring related charges, primarily relating to accelerated depreciation, and project costs. See “Restructuring Related Charges, Project Costs and Other” that follows for further discussion.

For the nine months ended September 30, 2006, consolidated gross profit decreased and gross profit as a percentage of revenue increased when compared to the prior year. The change in the gross profit margin over the prior period was primarily due to a 3.2 percentage point favorable mix shift among products, mostly from a decrease in the percentage of inkjet hardware, offset by a 1.8 percentage point margin decline primarily in inkjet and laser hardware. Gross profit for the nine months ended September 30, 2006, also included $38.9 million (or a 1.1 percentage point impact) of restructuring related charges, primarily relating to accelerated depreciation, and project costs. See “Restructuring Related Charges, Project Costs and Other” that follows for further discussion.

Operating Expense

The following table presents information regarding the Company’s operating expenses during the periods indicated:

	Three Months Ended September 30				Nine Months Ended September 30
	2006		2005		2006		2005
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev
Operating expense:
Research and development	$93.2	7.6%	$86.9	7.1%	$273.8	7.3%	$252.5	6.5%
Selling, general & administrative	186.6	15.1	178.8	14.8	546.6	14.6	567.6	14.8
Restructuring and other, net	7.5	0.6	8.9	0.7	64.3	1.7	8.9	0.2
Total operating expense	$287.3	23.3%	$274.6	22.6%	$884.7	23.6%	$829.0	21.5%

Research and development increased for the three and nine months ended September 30, 2006, compared to the prior year due to the Company’s continued acceleration of investment to support product and solution development. This investment has led to new products and solutions aimed at targeted growth segments. Additionally, for the three and nine months ended September 30, 2006, research and development included $2.2 million and $6.5 million, respectively, of stock-based compensation expense.

Selling, general and administrative expenses (“SG&A”) for the three and nine months ended September 30, 2006, included $8.0 million and $22.6 million, respectively, of stock-based compensation expense. SG&A for the three and nine months ended September 30, 2006, also included $2.2 million and $3.2 million, respectively, of project costs related to the 2006 restructuring. See “Restructuring Related Charges, Project Costs and Other” that follows for further discussion.

Restructuring and other, net, for the three and nine months ended September 30, 2006, included $7.5 million and $74.2 million of restructuring related charges for the 2006 restructuring plan. The expense for the nine months ended September 30, 2006, was partially offset by a $9.9 million pension curtailment gain. For the three and nine months ended September 30, 2005, the Company incurred $8.9 million of one-time termination benefit charges related to the 2005 workforce reduction. See “Restructuring Related Charges, Project Costs and Other” that follows for further discussion.

Operating Income (Loss)

The following table provides operating income (loss) by market segment:

	Three Months Ended September 30				Nine Months Ended September 30
(Dollars in millions)	2006	2005	Change		2006	2005	Change
Operating income (loss):
Business	$146.8	$138.7	6%		$443.1	$503.5	(12)%
% of segment revenue	21.1%	21.4%	(0.3	) pts	21.1%	24.2%	(3.1	) pts
Consumer	62.2	30.9	101%		195.5	188.8	4%
% of segment revenue	11.5%	5.4%	6.1	pts	11.9%	10.6%	1.3	pts
All other	(93.9)	(86.9)	(8)%		(299.4)	(272.4)	(10)%
Total operating income (loss)	$115.1	$82.7	39%		$339.2	$419.9	(19)%
% of total revenue	9.3%	6.8%	2.5	pts	9.1%	10.9%	(1.8	) pts

For the third quarter of 2006, the increase in consolidated operating income was attributable to a $45 million increase in gross profit partially offset by a $13 million increase in operating expenses. For the nine months ended September 30, 2006, the decrease in consolidated operating income was attributable to a $25 million decrease in gross profit and a $56 million increase in operating expenses.

For the three months ended September 30, 2006, the Company incurred restructuring related charges and project costs of $5.9 million in its Business segment, $4.6 million in its Consumer segment and $2.8 million in All other.

For the nine months ended September 30, 2006, the Company incurred restructuring related charges and project costs of $28.0 million in its Business segment, $54.9 million in its Consumer segment and $33.4 million in All other. All other operating income also included a $9.9 million pension plan freeze benefit.

For the three and nine months ended September 30, 2005, the Company incurred one-time termination benefit charges of $5.0 million in its Business segment, $2.6 million in its Consumer segment and $1.3 million in All other.

Interest and Other

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2006	2005	2006	2005
Interest & other (income) expense
Interest (income) expense, net	$(5.2)	$(7.0)	$(17.0)	$(20.9)
Other expense (income), net	1.2	2.2	3.9	5.4
Total interest and other (income) expense, net	$(4.0)	$(4.8)	$(13.1)	$(15.5)

Total interest and other (income) expense, net, for the three and nine months ended September 30, 2006, was income of $4.0 million and $13.1 million, respectively, compared to $4.8 million and $15.5 million, respectively, in the prior year. These decreases were primarily due to lower interest income in 2006 compared to the prior year as a result of a decreased level of cash and marketable securities held by the Company during the year.

Provision for Income Taxes

The effective income tax rate was 28.1% for the three months ended September 30, 2006, compared to 19.8% for the third quarter of 2005. The difference in these rates is due principally to the expiration of the U.S. Research and Experimentation credit on December 31, 2005, and revisions to the annual effective tax rate due to changes in the geographic mix of earnings. The expected 2006 annual effective tax rate does not assume that the U.S. Research and Experimentation credit is reinstated for 2006. If the credit is reinstated for 2006, the associated benefit will be recognized in the fourth quarter of 2006.

The effective income tax rate was 29.5% for the nine months ended September 30, 2006, compared to 37.1% for the same period in 2005. The rate for the nine months ended September 30, 2006, included a $2.5 million benefit regarding the settlement of the Internal Revenue Service audit of the years 2002 and 2003. The rate for the nine months ended September 30, 2005, included a charge of $53.2 million to cover estimated Federal, State and foreign income taxes due to the Company’s decision to repatriate approximately $684 million under the American Jobs Creation Act of 2004 (“AJCA”) and a benefit of $3.1 million due to the retroactive extension of a favorable non-U.S. tax rate.

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

Net Earnings

For the third quarter of 2006, net earnings increased from the prior year due to higher operating income partially offset by a higher effective tax rate. Net earnings for the third quarter of 2006 included $13.3 million of pre-tax restructuring related charges and project costs and $11.4 million of pre-tax stock-based compensation expense. Restructuring project costs includes charges related to the execution of the Company’s 2006 restructuring related activities. Third quarter of 2005 net earnings included one-time termination benefit charges of $8.9 million from the 2005 workforce reduction plan.

For the nine months ended September 30, 2006, net earnings decreased from the prior year due to lower operating income partially offset by a lower effective tax rate. Net earnings for the nine months ended September 30, 2006, included $116.3 million of pre-tax restructuring related charges and project costs, a $9.9 million pre-tax pension curtailment gain, $32.8 million of pre-tax stock-based compensation expense and a $2.5 million benefit from the resolution of income tax matters. Net earnings for the nine months ended September 30, 2005, included increased net tax costs of $53.2 million resulting from the board approval to repatriate $684 million of foreign dividends during 2005 under the American Jobs Creation Act of 2004, partially offset by a $3.1 million benefit from the retroactive extension of a favorable non-United States (“non-U.S.”) tax rate during the first quarter of 2005. Additionally, as discussed above, net earnings for the nine months ended September 30, 2005, also included $8.9 million of one-time termination charges.

Earnings Per Share

The following table summarizes the basic and diluted net earnings per share for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Net earnings per share:
Basic	$0.86	$0.59	$2.38	$2.23
Diluted	$0.85	$0.59	$2.37	$2.20

For the third quarter of 2006, both basic and diluted net earnings per share included the restructuring related charges and project costs and stock-based compensation expense as discussed above. Both basic and diluted net earnings per share for the three months ended September 30, 2005, included the one-time termination benefit charges from the 2005 workforce reduction plan and the benefit from a reduction in the Company’s expected annual effective tax rate as discussed above. The increase in basic and diluted net earnings per share was due to the increase in net earnings and decrease in the average number of shares outstanding due to the Company’s stock repurchases.

For the nine months ended September 30, 2006, both basic and diluted net earnings per share included the restructuring related charges and project costs, pension curtailment gains, stock-based compensation expense and benefit from the resolution of income tax matters as discussed above. Both basic and diluted net earnings per share for the nine months ended September 30, 2005, included increased net tax costs as discussed above. The increase in basic and diluted net earnings per share were primarily attributable to the decrease in the average number of shares outstanding, primarily due to the Company’s stock repurchases.

RESTRUCTURING RELATED CHARGES, PROJECT COSTS AND OTHER

2006 Restructuring

During the first quarter of 2006, the Company approved a plan to restructure its workforce, consolidate some manufacturing capacity, including the closure of one of its European facilities, and make certain changes to its U.S. retirement plans (collectively referred to as the “2006 actions”).

The workforce restructuring is expected to eliminate or transfer approximately 1,450 positions, an increase of 100 positions from original estimates, from various business functions and job classes, with about 925 positions being eliminated, and approximately 525 positions being transferred from various locations primarily to low cost countries. These additional 100 positions are expected to be eliminated by year end 2007. As of September 30, 2006, the Company had eliminated or transferred approximately 1,250 of the projected 1,450 workforce positions. The Company is consolidating its manufacturing capacity to reduce manufacturing costs, including the closure of its Rosyth, Scotland inkjet cartridge manufacturing facility, and is reducing its operating expenses, particularly in the areas of supply chain, general and administrative and marketing and sales.

The Company has also frozen pension benefits in its defined benefit pension plan for U.S. employees, effective April 3, 2006, and at the same time changed from a maximum Company matching contribution of three percent to an automatic Company contribution of one percent and a maximum Company matching contribution of five percent to the Company’s existing 401(k) plan. For 2006, the Company is making a maximum Company matching contribution of six percent to a nonqualified deferred compensation plan on compensation amounts in excess of IRS qualified plan limits.

The Company expects total pre-tax restructuring related charges of approximately $120 million, of which approximately $70 million will require cash. The total estimated pre-tax restructuring related charges exclude any benefit related to the pension plan freeze. Except for the additional 100 positions mentioned above, the Company expects the restructuring related activities to be substantially complete by the end of 2006.

For the three and nine months ended September 30, 2006, the Company incurred net charges of $10.6 million and $102.3 million, respectively, for the 2006 actions as follows:

	Three Months Ended September 30 2006	Nine Months Ended September 30 2006
Accelerated depreciation charges	$3.1	$38.0
Employee termination benefit charges	7.5	73.7
Contract termination charges	-	0.5
Subtotal restructuring related charges	10.6	112.2
Defined benefit pension plan freeze	-	(9.9)
Total restructuring related charges and other, net	$10.6	$102.3

The accelerated depreciation charges were determined in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and resulted from the Company’s decision to close certain manufacturing facilities in Europe. The accelerated depreciation charges are included in Cost of revenue on the Consolidated Condensed Statements of Earnings.

Employee termination benefit charges were accrued in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), and SFAS No. 112, Employers’ Accounting for Postemployment Benefits, as appropriate. Employee termination benefit charges include severance, medical and other benefits. Contract termination charges were also accrued in accordance with SFAS 146. Employee termination benefit charges, contract termination charges and the defined benefit pension plan freeze are included in Restructuring and other, net on the Consolidated Condensed Statements of Earnings.

In June 2006, the Company accrued approximately $30 million of employee termination benefit charges related to an agreement signed with the French Works Council on June 28, 2006, that stipulates termination benefits the Company’s French employees will receive. This charge had been expected to be incurred as employees left the Company.

The following table presents a rollforward of the liability incurred for employee termination benefit and contract termination charges in connection with the restructuring related activities. The liability is included in Accrued liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

Balance at January 1, 2006	$-
Costs incurred	74.2
Payments	(19.9)
Other (1)	(4.5)
Balance at September 30, 2006	$49.8

(1) Other consists primarily of special termination benefits that are paid out of the U.S. pension plan.

For the three months ended September 30, 2006, the Company incurred restructuring related charges of $5.6 million in its Business segment, $4.1 million in its Consumer segment and $0.9 million in All other.

For the nine months ended September 30, 2006, the Company incurred restructuring related charges of $27.7 million in its Business segment, $53.8 million in its Consumer segment and $30.7 million in All other. All other operating income also included a $9.9 million pension plan freeze benefit.

The Company expects to incur restructuring related charges of approximately $31 million in its Business segment, approximately $55 million in its Consumer segment and approximately $34 million in All other.

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

For the three and nine months ended September 30, 2006, the Company incurred net charges, including project costs, of $13.3 million and $106.4 million, respectively, for the 2006 actions as follows:

	Three Months Ended September 30, 2006
	Restructuring Related Charges & Other (Note 3)	Project Costs	Total
Accelerated depreciation charges / project costs	$3.1	$0.5	$3.6
Employee termination benefit charges / project costs	7.5	2.2	9.7
Contract termination charges	-	-	-
Subtotal restructuring related charges / project costs	10.6	2.7	13.3
Defined benefit pension plan freeze	-	-	-
Total restructuring related charges, project costs and other, net	$10.6	$2.7	$13.3

	Nine Months Ended September 30, 2006
	Restructuring Related Charges & Other (Note 3)	Project Costs	Total
Accelerated depreciation charges / project costs	$38.0	$0.9	$38.9
Employee termination benefit charges / project costs	73.7	3.2	76.9
Contract termination charges	0.5	-	0.5
Subtotal restructuring related charges / project costs	112.2	4.1	116.3
Defined benefit pension plan freeze	(9.9)	-	(9.9)
Total restructuring related charges, project costs and other, net	$102.3	$4.1	$106.4

For the three months ended September 30, 2006, the Company incurred restructuring related charges and project costs of $5.9 million in its Business segment, $4.6 million in its Consumer segment and $2.8 million in All other. During the third quarter of 2006, the Company realized approximately $14 million of total savings related to the 2006 actions.

For the nine months ended September 30, 2006, the Company incurred restructuring related charges and project costs of $28.0 million in its Business segment, $54.9 million in its Consumer segment and

$33.4 million in All other. All other operating income also included a $9.9 million pension plan freeze benefit. During the first nine months of 2006, the Company realized approximately $43 million of total savings related to the 2006 actions including the pension curtailment gain.

The Company expects to incur an additional $14 million of restructuring related charges and project costs in the fourth quarter of 2006 with an estimated $3 million impact on cost of revenue and $11 million impact on operating expense. Fourth quarter savings from the restructuring related activities are estimated to be approximately $16 million.

The Company expects to incur restructuring related charges and project costs of approximately $33 million in its Business segment, approximately $58 million in its Consumer segment and approximately $39 million in All other.

For the total pre-tax restructuring related charges and project costs of approximately $130 million, approximately $40 million will impact cost of revenue and $90 million will impact operating expense. These restructuring related activities are expected to save approximately $80 million beginning 2007 with approximately 70% benefiting cost of revenue and 30% benefiting operating expense.

2005 Workforce Reduction

In order to optimize the Company’s expense structure, the Company approved a plan during the third quarter of 2005 that would reduce its workforce by approximately 275 employees worldwide from various business functions and job classes. A majority of the affected employees exited during the third quarter of 2005.

For the three and nine months ended September 30, 2005, the Company incurred one-time termination benefit charges of $8.9 million related to the plan that is included in Restructuring and other, net on the Consolidated Condensed Statements of Earnings. For the three and nine months ended September 30, 2005, the Company incurred one-time termination benefit charges of $5.0 million in its Business segment, $2.6 million in its Consumer segment and $1.3 million in All other.

FINANCIAL CONDITION

Lexmark’s financial position remains strong at September 30, 2006, with net working capital of $502 million compared to $936 million at December 31, 2005. The decrease in working capital accounts was primarily due to lower cash and cash equivalents and marketable securities in 2006 resulting principally from the Company’s stock repurchase activity. At September 30, 2006, the Company had $149.8 million of long-term debt and no short-term debt outstanding. The debt to total capital ratio was 13% at September 30, 2006, compared to 9% at December 31, 2005, due to the Company’s stock repurchase activity. The Company had no amounts outstanding under its U.S. trade receivables financing program or its revolving credit facility at September 30, 2006.

The following table summarizes the results of the Company’s Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended September 30
	2006	2005
Net cash flow provided by (used for):
Operating activities	$527.9	$354.1
Investing activities	213.3	206.5
Financing activities	(709.4)	(832.9)
Effect of exchange rate changes on cash	0.7	(1.9)
Net change in cash and cash equivalents	$32.5	$(274.2)

The Company’s primary source of liquidity has been cash generated by operations that totaled $528 million and $354 million for the nine months ended September 30, 2006 and 2005, respectively. Cash from operations for the past few years has been sufficient to allow the Company to fund its working capital needs and finance its capital expenditures during these periods along with the repurchase of approximately $730 million and $864 million, of its Class A Common Stock during the nine months ended September 30, 2006 and 2005, respectively. Management believes that cash provided by operations will continue to be sufficient to meet operating and capital needs. However, in the event that cash from operations is not sufficient, the Company has other potential sources of cash through utilization of its accounts receivables financing program, revolving credit facility or other financing sources.

Operating activities:

The increase in cash flows from operating activities from 2005 to 2006 was primarily due to favorable changes in accounts payable, accrued liabilities and depreciation and amortization expense partially offset by an unfavorable change in inventories.

Accounts payable balances can fluctuate significantly between periods due to the timing of payments to suppliers. The change noted in accrued liabilities was primarily due to increases in salary and incentive compensation accruals and related payments of $57 million, increases in restructuring related accruals of $44 million and favorable changes in derivative liabilities from the prior year of $39 million. These favorable changes were partially offset by unfavorable changes in income taxes payable of $30 million primarily relating to the $53 million tax provision recorded in the second quarter of 2005 relating to the AJCA. Refer to the “Provision for Income Taxes” discussion under Item 2 above for further information. Depreciation and amortization expense increased during 2006 primarily due to the accelerated depreciation charges on certain fixed assets due to the Company’s decision to close certain manufacturing facilities in Europe in connection with the 2006 restructuring. Refer to the “Restructuring Related Charges, Project Costs and Other” discussion under Item 2 above for further information.

The Company’s inventory levels have increased $55 million since December 31, 2005, primarily due to anticipated seasonal sales during the fourth quarter. The Company’s days of inventory improved from 53 days at September 30, 2005, to 49 days at September 30, 2006. The days of inventory is calculated on a 90-day moving average based on annualized cost of goods sold excluding any restructuring related charges and project costs.

Although not a significant component of the change in cash flows from operating activities, the Company’s days of sales outstanding were 35 days at September 30, 2006, compared to 41 days at September 30, 2005. The days of sales outstanding is calculated on a 90-day moving average based on gross accounts receivable and is adjusted for certain accounts receivable items which have no corresponding revenue, such as value-added taxes. Days of sales outstanding and days of inventory calculations are non-GAAP measures and based on internal definitions and may not be comparable to other companies’ calculations.

Investing activities:

Changes in investments in marketable securities resulted in net cash provided of $360 million for the nine months ended September 30, 2006 and 2005. For the nine months ended September 30, 2006 and 2005, the Company spent $145 million and $153 million, respectively, on capital expenditures. The capital expenditures for 2006 principally related to new product support, infrastructure support and manufacturing capacity expansion. It is anticipated that total capital expenditures for 2006 will be approximately $200 million and are expected to be funded through cash from operations.

Financing activities:

The net cash flows used for financing activities principally related to treasury stock activity. The Company repurchased $730 million and $864 million of treasury stock during the nine months ended September 30, 2006 and 2005, respectively. Refer to Note 7, “Stockholders’ Equity,” of the Notes to Consolidated Condensed Financial Statements for further details.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amends the guidance in Accounting Research Bulletin No. 43 (“ARB 43”), Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges…”. SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151, effective January 1, 2006, did not have a material impact on the Company’s financial position, results of operations and cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized in the financial statements based on their fair value. Refer to Note 2, “Stock-Based Compensation”, of the Notes to the Consolidated Condensed Financial Statements for further discussion.

In September 2005, the FASB reached a final consensus on EITF Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (“EITF 04-13”). EITF 04-13 concludes that two or more legally separate exchange transactions with the same counterparty should be combined and considered as a single arrangement for purposes of applying APB Opinion No. 29, Accounting for Nonmonetary Transactions, when the transactions were entered into “in contemplation” of one another. The consensus contains several indicators to be considered in assessing whether two transactions are entered into in contemplation of one another. If, based on consideration of the indicators and the substance of the arrangement, two transactions are combined and considered a single arrangement, an exchange of finished goods inventory for either raw material or work-in-process should be accounted for at fair value. The provisions of EITF 04-13 should be applied to transactions completed in reporting periods beginning after March 15, 2006. The adoption of EITF 04-13, effective April 1, 2006, did not have a material impact on the Company’s financial position, results of operations and cash flows.

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

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company is currently evaluating the provisions of FIN 48.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (‘GAAP”) and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with earlier adoption permitted. The provisions of SFAS 157 should be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with limited exceptions. The Company is currently evaluating the provisions of SFAS 157.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”) expressing the Staff’s views regarding the process of quantifying financial statement misstatements. There have been two widely-recognized methods for quantifying the effects of financial statement errors: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement--including the reversing effect of prior year misstatements--but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of the error on each of the company's financial statements and the related financial statement disclosures. This model is commonly referred to as a "dual approach" because it essentially requires quantification of errors under both the iron-curtain and the roll-over methods. The provisions of SAB 108 should be applied to annual financial statements covering the first fiscal year ending after November 15, 2006. The Company currently believes the adoption of SAB 108 will not have a material impact on its financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to:

a.
Recognize the funded status of a benefit plan—measured as the difference between plan assets at fair value and the benefit obligation—in its statement of financial position. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation.

b.
Recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, Employers’ Accounting for Pensions, or SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions.

Amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs or credits, and the transition asset or obligation remaining from the initial application of SFAS No. 87 and SFAS No. 106, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those Statements.

c.	Measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions).
d.
Disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.

An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. Retrospective application is not permitted. The Company is currently evaluating the provisions of SFAS 158.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

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

•	The Company’s future operating results may be adversely affected if the supplies consumption by end users of its products is lower than expected or declines.

•
Refill, remanufactured, clones, counterfeits and other compatible alternatives for some of the Company’s cartridges are available and compete with the Company’s supplies business. The Company expects competitive supplies activity to increase. Various legal challenges and governmental activities may intensify competition for the Company’s aftermarket supplies business.

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

•
The Company is in the process of migrating the infrastructure support of its information technology system and application maintenance functions to new third-party service providers. The Company is also in the process of centralizing certain of its accounting and other finance functions and order-to-cash functions from various countries to shared service centers. The Company is also in the process of reducing, consolidating and moving various parts of its general and administrative resource, supply chain resource and marketing and sales support structure. Any disruption in these systems or functions could have a material adverse impact on the Company’s operations, its ability to accurately record and report transactions and its financial results.

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

•
The European Union has adopted the “RoHS” Directive (Restriction of use of certain Hazardous Substances) which restricts the use of nine substances in electrical and electronic equipment placed on the market on or after July 1, 2006. Compliance with the RoHS Directive could create shortages of certain components or impact continuity of supply that could adversely affect the Company’s operating results and profitability.

•
Certain countries (primarily in Europe) and/or collecting societies representing copyright owners’ interests have taken action to impose fees on devices (such as scanners, printers and multifunction devices) alleging the copyright owners are entitled to compensation because these devices enable reproducing copyrighted content. Other countries are also considering imposing fees on certain devices. The amount of fees, if imposed, would depend on the number of products sold and the amounts of the fee on each product, which will vary by product and by country. The financial impact on the Company, which will depend in large part upon the outcome of local legislative processes, the Company’s and other industry participants’ outcome in contesting the fees and the Company’s ability to mitigate that impact by increasing prices, which ability will depend upon competitive market conditions, remains uncertain. The outcome of the copyright fee issue could adversely affect the Company’s operating results and business.

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

Interest Rates

At September, 2006, the fair value of the Company’s senior notes was estimated at $153 million based on current rates available to the Company for debt with similar characteristics. The fair value of the senior notes exceeded the carrying value as recorded in the Consolidated Condensed Statements of Financial Position at September 30, 2006, by approximately $3 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $1 million at September 30, 2006.

The Company has interest rate swaps that serve as a fair value hedge of the Company’s senior notes. The fair value of the interest rate swaps at September 30, 2006 was a liability of $2 million. Market risk for the interest rate swaps is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $1 million at September 30, 2006.

Foreign Currency Exchange Rates

The Company employs a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the Company’s functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the Company is exposed to include the euro, the Mexican peso, the Canadian dollar, the Japanese yen, the British pound, the Australian dollar and other Asian and South American currencies. Exposures are hedged with foreign currency forward contracts, put options, and call options generally with maturity dates of less than eighteen months. The potential loss in fair value at September 30, 2006, for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $43 million. This loss would be mitigated by corresponding gains on the underlying exposures.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and were effective as of the end of the period covered by this report, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decision regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the third quarter of 2006, the Company migrated the infrastructure support of its information technology system and application maintenance functions for the Americas geography from one third-party service provider to another. Also during the quarter, the Company outsourced the infrastructure support of its information technology system and its application maintenance functions for the Asia Pacific geography to a third-party service provider. The Company is also in the process of centralizing certain of its accounting and other finance functions and order-to-cash functions from various countries to shared service centers. As a result, certain changes in basic processes and internal controls and procedures for day-to-day accounting functions and financial reporting were made. While management believes the changed controls relating to financial reporting are adequate and effective, management is continuing to evaluate and monitor the changes in controls and procedures as processes in each of these areas evolve.

Except for implementing the changes noted above, there has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On September 28, 2006, the U.S. District Court for the Eastern District of Kentucky dismissed the counterclaims filed by Static Control Components, Inc. (“SCC”) alleging that the Company engaged in anti-competitive and monopolistic conduct and unfair and deceptive trade practices in violation of the Sherman Act, the Lanham Act and state laws, which counterclaims were seeking damages in excess of $100 million. On October 13, 2006, SCC filed a Motion for Reconsideration of the Court’s Order dismissing SCC’s claims, or in the alternative, to amend its pleadings. There have been no other material developments to the legal proceedings previously disclosed in Part I, Item 3 of the Company’s 2005 Annual Report on Form 10-K.

Item 1A. RISK FACTORS

A description of the risk factors associated with the Company’s business is included under “Factors That May Affect Future Results And Information Concerning Forward-Looking Statements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part I of this report. Except for the addition and/or modification of the following risk factors, there have been no material changes to the risk factors associated with the business previously disclosed in Part I, Item 1A of the Company’s 2005 Annual Report on Form 10-K.

•
Refill, remanufactured, clones, counterfeits and other compatible alternatives for some of the Company’s cartridges are available and compete with the Company’s supplies business. The Company expects competitive supplies activity to increase. Various legal challenges and governmental activities may intensify competition for the Company’s aftermarket supplies business.

•
The Company is in the process of migrating the infrastructure support of its information technology system and application maintenance functions to new third-party service providers. The Company is also in the process of centralizing certain of its accounting and other finance functions and order-to-cash functions from various countries to shared service centers. The Company is also in the process of reducing, consolidating and moving various parts of its general and administrative resource, supply chain resource and marketing and sales support structure. Any disruption in these systems or functions could have a material adverse impact on the Company’s operations, its ability to accurately record and report transactions and its financial results.

•
The European Union has adopted the “RoHS” Directive (Restriction of use of certain Hazardous Substances) which restricts the use of nine substances in electrical and electronic equipment placed on the market on or after July 1, 2006. Compliance with the RoHS Directive could create shortages of certain components or impact continuity of supply that could adversely affect the Company’s operating results and profitability.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the repurchases of the Company’s Common Stock in the quarter ended September 30, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
July 1 - 31, 2006	73,400	$53.33	73,400	$727.5
August 1 - 31, 2006	1,129,001	54.23	1,129,001	666.3
September 1 - 30, 2006	1,121,019	57.95	1,121,019	601.3
Total	2,323,420	$56.00	2,323,420

1)
In January 2006, the Company received authorization from the board of directors to repurchase an additional $1.0 billion of its Class A Common Stock for a total repurchase authority of $3.9 billion. As of September 30, 2006, there was approximately $0.6 billion of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During the third quarter of 2006, the Company repurchased approximately 2.3 million shares at a cost of approximately $130 million. During the first nine months of 2006, the Company repurchased approximately 14.4 million shares at a cost of approximately $730 million. As of September 30, 2006, since the inception of the program in April 1996, the Company had repurchased approximately 69.3 million shares for an aggregate cost of approximately $3.3 billion. As of September 30, 2006, the Company had reissued approximately 0.5 million shares of previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million shares of treasury stock in December 2005, the net treasury shares outstanding at September 30, 2006, were 24.8 million.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

A list of exhibits is set forth in the Exhibit Index found on page 43 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, both on behalf of the registrant and in his capacity as principal accounting officer of the registrant.

Lexmark International, Inc. (Registrant)

/s/ Gary D. Stromquist
November 7, 2006	Gary D. Stromquist Vice President and Corporate Controller (Chief Accounting Officer)

EXHIBIT INDEX

Exhibits:

10.1
Amendment No. 2 to Receivables Purchase Agreement, dated as of October 6, 2006, by and among Lexmark Receivables Corporation, as Seller, CIESCO, LLC and Gotham Funding Corporation, as the Investors, Citibank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (“BTM”), Citicorp North America, Inc. (“CNAI”), as Program Agent, CNAI and BTM, as Investor Agents, and the Company, as Collection Agent and Originator.

10.2	Lexmark Supplemental Savings and Deferred Compensation Plan, effective as of April 3, 2006. +

10.3	Form of Stock Option Agreement pursuant to the Company’s 2005 Nonemployee Director Stock Plan. +

10.4	Form of Restricted Stock Unit Agreement pursuant to the Company’s 2005 Nonemployee Director Stock Plan. +

31.1	Certification of Chairman and Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Indicates management contract or compensatory plan, contract or arrangement.