Form 10-K
period 2006-12-31
LEXMARK INTERNATIONAL INC /KY/
filed 2007-02-28
CIK 1001288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2006 OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File No. 1-14050

LEXMARK INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1308215 (I.R.S. Employer Identification No.)

One Lexmark Centre Drive 740 West New Circle Road
Lexington, Kentucky (Address of principal executive offices)	40550 (Zip Code)

(859) 232-2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Class A Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)  Yes ☐     No ☑

The aggregate market value of the shares of voting common stock held by non-affiliates of the registrant was approximately $5.6 billion based on the closing price for the Class A Common Stock on the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 23, 2007, there were outstanding 96,007,711 shares (excluding shares held in treasury) of the registrant’s Class A Common Stock, par value $0.01, which is the only class of voting common stock of the registrant, and there were no shares outstanding of the registrant’s Class B Common Stock, par value $0.01.

Documents Incorporated by Reference

Certain information in the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, is incorporated by reference in Part III of this Form 10-K.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-K
For the Year Ended December 31, 2006

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

Lexmark makes it easier for businesses and consumers to move information between the digital and paper worlds. Since its inception in 1991, Lexmark has become a leading developer, manufacturer and supplier of printing and imaging solutions for offices and homes. Lexmark’s products include laser printers, inkjet printers, multifunction devices, and associated supplies, services and solutions. Lexmark develops and owns most of the technology for its laser and inkjet products and related solutions. Lexmark also sells dot matrix printers for printing single and multi-part forms by business users and develops, manufactures and markets a line of other office imaging products. The Company operates in the office products industry. The Company is primarily managed along Business and Consumer market segments. Refer to Part II, Item 8, Note 17 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s reportable segments.

Revenue derived from international sales, including exports from the United States of America (“U.S.”), accounts for approximately 56% of the Company’s consolidated revenue, with Europe accounting for approximately two-thirds of international sales. Lexmark’s products are sold in more than 150 countries in North and South America, Europe, the Middle East, Africa, Asia, the Pacific Rim and the Caribbean. This geographic diversity offers the Company opportunities to participate in new markets, provides diversification to its revenue stream and operations to help offset geographic economic trends, and utilizes the technical and business expertise of a worldwide workforce. Currency exchange rates have had less of an impact on international revenue in recent years. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations — Effect of Currency Exchange Rates and Exchange Rate Risk Management for more information. As the Company’s international operations grow, management’s attention continues to be focused on the operation and expansion of the Company’s global business and managing the cultural, language and legal differences inherent in international operations. A summary of the Company’s revenue and long-lived assets by geographic area is found in Part II, Item 8, Note 17 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Market Overview1

Lexmark management believes that the total distributed office and home printing output opportunity was approximately $90 billion in 2006, including hardware, supplies and related services. This opportunity includes printers and multifunction devices as well as a declining base of copiers and fax machines that are increasingly being integrated into multifunction devices. Based on industry analyst information, Lexmark management estimates that this market will grow annually at low- to mid-single digit percentage rates through 2010. Management believes that the integration of print/copy/fax/scan capabilities favors companies like Lexmark due to its experience in providing industry-leading network printing solutions. However, as the hardcopy industry matures and printer and copier markets converge, management expects competitive pressures to continue.

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

The laser product market primarily serves business customers. Laser products can be divided into two major categories — shared workgroup products and lower-priced desktop products. Shared workgroup products are typically attached directly to large workgroup networks, while lower-priced desktop products are attached to personal computers (“PCs”) or small workgroup networks. Both product categories include color and monochrome laser offerings. The shared workgroup products include laser printers and multifunction devices that are easily upgraded to include additional input and output capacity, additional memory and storage, and typically include high-performance internal network adapters. Most shared workgroup products also have sophisticated network management tools and some printers now include multifunction upgrades that enable copy/fax/scan to network capabilities.

Industry laser printer unit growth in recent years has generally exceeded the growth rate of laser printer revenue due to unit growth in lower-priced desktop color and monochrome laser printers and unit price reductions. Additionally, color and multifunction laser printer units represent a more significant component of laser unit growth. Management believes these trends will continue. This pricing pressure is partially offset by the tendency of customers in the shared workgroup laser market to add higher profit margin optional features including network adapters, document management software, additional memory, paper handling and multifunction capabilities. Pricing pressure is also partially offset by the opportunity to provide business solutions and services to customers who are increasingly looking for assistance to better manage and leverage their document-related costs and output infrastructure.

The inkjet product market is predominantly a consumer market but also includes business users who may choose inkjet products as a lower-priced alternative or supplement to laser products for personal desktop use. Additionally, over the past couple years, the number of consumers seeking productivity-related features has driven significant growth in all-in-one (“AIO”) products. Key factors promoting this trend are greater affordability of AIOs containing productivity features like full fax capabilities and automatic

1  Certain information contained in the “Market Overview” section has been obtained from industry sources, public information and other internal and external sources. Data available from industry analysts varies widely among sources. The Company bases its analysis of market trends on the data available from several different industry analysts.

document feeders. Management believes the combination of business features made for the home, as well as full photo capabilities, will continue to drive AIO growth. Growth in inkjet product revenue on an industry basis has been slower than unit growth due to price reductions, which management expects to continue.

Strategy

Lexmark’s strategy is based on a business model of investing in technology to develop and sell printing solutions, including printers and multifunction products (“MFPs”), with the objective of growing its installed base, which drives recurring supplies sales. Supplies are the profit engine of the business model. Supplies profit then funds new technology investments in products and solutions, which drive the cycle again and again. Management believes that Lexmark has the following strengths related to this business model:

•	First, Lexmark is exclusively focused on distributed home and office network or desktop computer printing and imaging, and related solutions. Management believes that this focus has enabled Lexmark to be more responsive and flexible than competitors at meeting specific customer and channel partner needs.

•	Second, Lexmark internally develops all three of the key technologies in distributed printing, including inkjet, monochrome laser and color laser. The Company’s technology platform has historically allowed it to be a leader in product price/performance and also build unique capabilities into its products that enable it to offer customized solutions.

•	Third, Lexmark has leveraged its technological capabilities and its commitment to flexibility and responsiveness to build strong relationships with large-account customers and channel partners, including major retail chains, distributors, direct-response catalogers and value-added resellers. Lexmark’s path-to-market includes industry-focused consultative sales and services teams that deliver unique and differentiated solutions to both large accounts and channel partners that sell into the Company’s target industries. Retail-centric teams also have enabled Lexmark to meet the specific needs of major retail channel partners.

Lexmark’s business market strategy requires that it provide its array of high-quality, technologically-advanced products and solutions at competitive prices. Lexmark continually enhances its products to ensure that they function efficiently in increasingly-complex enterprise network environments. It also provides flexible tools to enable network administrators to improve productivity. Lexmark’s business target markets include large corporations, small and medium businesses (“SMBs”) and the public sector. Lexmark’s business market strategy also requires that it continually identify and focus on industry-specific issues and processes so that it can differentiate itself by offering unique industry solutions and related services.

The Company’s consumer market strategy is to generate demand for Lexmark products by offering high-quality, competitively-priced products that present an exceptional value to consumers and businesses primarily through retail channels and original equipment manufacturer (“OEM”) partner arrangements. Lexmark’s goal is to create printing products and innovative solutions that make it easier for consumers and small business owners to create, share and manage information and images. Lexmark continues to invest in brand building efforts that are reflected in its core product offerings, advertising campaigns and public relations efforts, all of which reinforce Lexmark’s value proposition.

Lexmark’s strategy involves the following core strategic initiatives:

•	Expand the number and the penetration of the product segments in which the Company participates. Lexmark is focused on increasing its participation in a number of growth segments such as color laser, laser MFPs, low-end monochrome laser printers and inkjet AIOs.

•	Expand the penetration of the market segments in which the Company participates. Lexmark is driving to expand the Company’s presence in its enterprise, SMB and consumer market segments.

•	Continue to develop Lexmark’s brand awareness and brand positioning. Management believes that its product and market segment initiatives will be aided by improving its brand awareness and brand image. To drive these improvements, Lexmark launched a new advertising campaign in 2006. The core message of the campaign highlights the Company’s deep and proven experience helping some of the world’s leading companies to be more productive. Lexmark believes that this campaign will continue to build brand image and awareness, and in the long term will support the execution of its strategic initiatives.

In addition to investments in the Lexmark brand, the successful execution of this strategy involves increased investment in product and solution development. The Company increased its research and development spending by 10% in 2006, by 8% in 2005 and by 18% in 2004. This investment has led to new products and solutions aimed at targeted growth segments as well as a pipeline of future products.

Because of Lexmark’s exclusive focus on printing solutions, the Company has formed alliances and OEM arrangements with companies such as Dell, IBM and Lenovo to pursue incremental business opportunities through its alliance partners.

The Company’s strategy for dot matrix printers and other office imaging products is to continue to offer high-quality products while managing cost to maximize cash flow and profit.

Products

Laser Products

Lexmark offers a wide range of monochrome and color laser printers, MFPs, and associated features and application solutions. In 2006, Lexmark announced several new monochrome laser printers. The award-winning Lexmark E120 strengthened the Company’s offerings in the personal monochrome segment and prints at a maximum speed of 20 pages per minute (“ppm”). The new Lexmark E250, Lexmark E350 and Lexmark E450 series of monochrome printers combine new printhead technology, an Instant Warm-Up fuser and two-sided printing standard on every model to help customers increase productivity and reduce costs and waste. The Lexmark E series offers maximum print speeds of up to 35 ppm and is designed for desktops and small workgroups in home offices, SMBs and large enterprises. The Company continues to offer the Lexmark T640 series, which includes three models with rated print speeds ranging from up to 35 ppm to 50 ppm and are designed to support small, medium and large workgroups. All three models have optional paper input and output features, including a stapler and offset stacker. All three models also come with an operator panel that includes a USB Direct interface for convenient printing of PDF, TIFF, and JPEG file formats from flash memory devices, and a 10-digit numeric pad that supports workflow and security solutions including the release of PIN-protected confidential print jobs. The Company’s monochrome laser printer line extends into the wide format sector of the market with the Lexmark W840. With print speeds of up to 50 ppm, the Lexmark W840 is supported with an array of paper handling and finishing options that make it well-suited for departmental printing needs.

In 2006, the Company announced the new Lexmark C530 series, which builds on award-winning color technology to offer small businesses and enterprise workgroups the next generation of productivity-enhancing performance, quality and reliability. The Lexmark C530 series offers print speeds of up to 22 ppm in color and up to 24 ppm in monochrome. The Company also introduced the Lexmark C500n in 2006, which offers print speeds of up to 8 ppm in color and up to 31 ppm in monochrome. The Lexmark C500n is designed for small workgroups in enterprises and SMBs. The Lexmark C770 and Lexmark C772 color laser printers for medium and large workgroups were announced in 2006 as well. These models print monochrome and color pages at speeds of up to 25 ppm. The Company continues to offer the Lexmark C920 series. This model prints color pages at speeds of up to 32 ppm and monochrome pages at speeds of up to 36 ppm and supports printing on tabloid-size paper.

Lexmark announced several new MFPs in 2006. The Lexmark X644e, Lexmark X646e and Lexmark X646dte MFPs offer fast monochrome print speeds of up to 50 ppm and feature a large, customizable, color touch-screen interface. In addition, the Company announced the Lexmark X850e, Lexmark X852e and Lexmark X854e that handle A3 tabloid printing and provide advanced workflow solution platforms for large departments. The Lexmark X850, Lexmark X852e and Lexmark X854e feature the same color touch-screen interface and support finishing and monochrome print speeds of up to 35 ppm, 45 ppm and 55 ppm, respectively. The Company also announced the Lexmark X646ef, a modular MFP which offers monochrome print speeds of up to 50 ppm and provides finishing capabilities and a color touch-screen interface. The award-winning Lexmark X642e provides monochrome print speeds of up to 45 ppm and has a monochrome touch-screen which provides access to print, copy, fax, and scan-to-email functions. The Lexmark X340 and Lexmark X342 offer monochrome print speeds of up to 27 ppm and print, copy, scan and fax functionality in a small space-saving design. In addition, in 2006 the Company announced the Lexmark X772e modular multifunction device which offers color and monochrome print speeds of up to 25 ppm and consolidates business workflow requirements: scan, scan to e-mail, copy, fax and print into one easy-to-use office solution.

The Company continues to offer integrated networking on many of the standard products as well as internal print server options that support 10/100 Ethernet, Gigabit and wireless technologies. The Lexmark N8020 Gigabit Ethernet print server has the capacity to process print jobs through the network faster and the Lexmark N8050 is a wireless print server that combines 802.11g networking, WPA-Enterprise security, and IPv6 protocol support, to provide the user more flexibility on where to place the product from both a security and physical location perspective. Lexmark also continues to offer external print servers: the MarkNet N7000e, MarkNet 7002e and MarkNet 7020e, which all feature an intuitive operator panel and allow customers to easily connect devices to the network.

Inkjet Products

In 2006, Lexmark strengthened its position in the AIO market with the introduction of three 3-in-1 products priced below $100 for the mainstream of the market and three 4-in-1 products targeted for productivity-minded home and small office users. The Company also advanced its single function line with two new single-function printers and a new compact 4x6-inch photo printer.

In the 3-in-1 category, Lexmark introduced three AIO printers designed to deliver industry-leading value and ease-of-use for the home office. The Lexmark X3470 AIO with Premium Photo Features provides mainstream users with a photo-capable 3-in-1 equipped with PictBridgetm, card slots and a scan-back proof sheet system that is capable of delivering high quality 4x6-inch borderless prints and outstanding color document printing speeds all in a compact industrial design. The Lexmark X2470 and Lexmark X1270 AIOs that were also launched in 2006 focused on mainstream consumers converting from single function printers. The Lexmark X2470 features direct photo printing for users with digital cameras. By using the easily-accessible front-panel PictBridgetm port, users can print borderless 4x6-inch photos without using a PC. The Lexmark X1270 AIO delivers print speeds of up to 17 ppm black and 9 ppm color2 and 48-bit color scanning and copying capabilities.

In the 4-in-1 inkjet category, the Company announced the Lexmark X5470 and the Lexmark X7350 All-In-Ones with Fax and Photo features. In addition, the Lexmark X9350 Wireless Office All-in-One, with two-sided printing which delivers productivity, reliability and quality for the small office / home office segment, was announced in late 2006.

The Lexmark X5470 delivers reliable performance and robust features at a competitive price, representing an outstanding value for customers. The Lexmark X5470 provides excellent office functionality through its PC-free fax capabilities, 10-sheet automatic document feeder, and text printing speeds of up to 25 ppm2. The Lexmark X5470 can print PC-free borderless 4x6-inch photos via memory cards or PictBridgetm cameras. This product also features a scannable photo proof sheet that allows users to select images for printing and then scan the proof sheet to print borderless 4x6-inch photos automatically.

The Lexmark X7350 delivers print, copy, scan, and fax functionality that is tailored to the home / small office consumer. The Lexmark X7350 provides a large, 50-sheet automatic document feeder and text printing speeds up to 25 ppm3. In addition, the Lexmark X7350 offers photo functionality with borderless 4x6-inch photo prints and direct camera connection through the PictBridgetm port.

2  Printing in draft mode and excluding time to first page feed.
3  Printing in draft mode and excluding time to complete first page.

The Company also introduced the Lexmark X9350 Wireless Office All-in-One with two-sided printing for the professional home office and business inkjet segments. At the time of launch, the Lexmark X9350 was the first inkjet under $300 to offer built-in 802.11 b/g wireless capabilities to support mobile users and automatic duplexing for cost-efficient, two-sided printing productivity. The Lexmark X9350 also includes new printhead technology for print speeds of up to 32 ppm black and 27 ppm color3, and features Lexmark’s Evercolor 2tm pigmented ink technology for crisp, clear results that are resistant to water, light and markers used for highlighting text. Additional features include a 2.4-inch adjustable and convenient color liquid crystal display (“LCD”), 4x6-inch borderless photo printing capabilities, PC-free photo printing from memory cards, PictBridgetm compatible cameras or USB Flash drives.

In the single function category, Lexmark introduced two new single functions targeted at mainstream consumers. The Lexmark Z845 High Performance Color Printer, which was the fastest single-function printer in its class at the time of launch, is capable of delivering print speeds of up to 24 ppm black and 18 ppm color2 and producing borderless 4x6-inch photos. The Lexmark Z645 offers print speeds of up to 17 ppm black and 9 ppm color2.

In the category of dedicated photo printers, the Company introduced the new Lexmark P350 Portable Photo Printer, a compact 4x6-inch photo printer capable of printing 4x6-inch borderless photos in as little as 75 seconds.4 The Lexmark P350 also features Evercolor 2tm ink technology and PerfectFinishtm Photo Paper for producing photos of exceptional quality and durability. Additional features include a 2.4-inch LCD and PC-free photo printing from memory cards, PictBridgetm compatible cameras, USB Flash drives or a Bluetooth technology cell phone with the purchase of an optional adapter.

Dot Matrix Products

Lexmark continues to market several dot matrix printer models for customers who print multi-part forms.

Supplies

Lexmark designs, manufactures and distributes a variety of cartridges and other supplies for use in its installed base of laser, inkjet and dot matrix printers. Lexmark’s revenue and profit growth from its supplies business is directly linked to the Company’s ability to increase the installed base of its laser and inkjet products and customer usage of those products. Management believes Lexmark is an industry leader with regard to the recovery, remanufacture, reuse and recycling of used laser supplies cartridges, helping to keep empty cartridges out of landfills. Attaining that leadership position was made possible by the Company’s various empty cartridge collection programs around the world. Lexmark continues to launch new programs and expand existing cartridge collection programs to further expand its remanufacturing business and this environmental commitment.

Lexmark also offers a range of other office imaging supplies products, applying both impact and non-impact technology.

Service and Support

Lexmark offers a wide range of services to bring together the Company’s line of printing products and technology solutions along with maintenance, consulting, systems integration and distributed fleet management capabilities to provide a comprehensive output solution. Lexmark Global Services provide customers with an assessment of their current environment and a recommendation and implementation plan for the future state and ongoing optimization of their output environment and document related workflow/business processes. Managed Print Services allow organizations to outsource fleet management, technical support, supplies replenishment and maintenance activities to Lexmark. As an initiative to bring value-added services to SMB, the Company announced the Lexmark

4  Printing from a computer in normal mode, in borderless layout, excludes time to first page feed.

Fleet Manager program in 2006 as a managed print service offering that utilizes Lexmark’s tools and technologies but which is delivered by channel partners.

The Company’s printer products generally include a warranty period of at least one year, and customers typically have the option to purchase an extended warranty.

Marketing and Distribution

Lexmark employs large-account sales and marketing teams whose mission is to generate demand for its business printing solutions and services, primarily among large corporations as well as the public sector. Sales and marketing teams primarily focus on industries such as finance, services, retail, manufacturing, public sector and health care. Those teams, in conjunction with the Company’s development and manufacturing teams, are able to customize printing solutions to meet customer needs for printing electronic forms, media handling, duplex printing and other document workflow solutions. Lexmark also markets its laser and inkjet products increasingly through SMB teams who work closely with channel partners. The Company distributes and fulfills its products to business customers primarily through its well-established distributor and reseller network. Lexmark’s products are also sold through solution providers, which offer custom solutions to specific markets, and through direct response resellers.

Lexmark’s international sales and marketing activities for the business market are organized to meet the needs of the local jurisdictions and the size of their markets. Operations in North America, Latin America, Asia Pacific and Western Europe focus on large-account demand generation with orders primarily filled through distributors and resellers.

The Company’s business printer supplies and other office imaging products are generally available at the customer’s preferred point-of-purchase through multiple channels of distribution. Although channel mix varies somewhat depending upon the geography, most of Lexmark’s business supplies products sold commercially in 2006 were sold through the Company’s network of Lexmark-authorized supplies distributors and resellers, who sell directly to end-users or to independent office supply dealers.

For the consumer market, Lexmark distributes its branded inkjet products and supplies primarily through retail outlets worldwide. Lexmark’s sales and marketing activities are organized to meet the needs of the various geographies and the size of their markets. In the U.S., products are distributed through large discount store chains, consumer electronics stores, office superstores and wholesale clubs. The Company’s Western European and Latin American operations distribute products through major information technology resellers and in large markets through key retailers. Australian and Canadian marketing activities focus on large retail account demand generation, with orders filled through distributors or resellers.

Lexmark also sells its products through numerous alliances and OEM arrangements, including Dell, IBM and Lenovo. During 2006, 2005 and 2004, one customer, Dell, accounted for $744 million or approximately 15%, $782 million or approximately 15%, and $570 million or approximately 11% of the Company’s total revenue, respectively. Sales to Dell are included in both the Business and Consumer segments.

Lexmark launched a new advertising campaign in the third quarter of 2006. The objective of the campaign is to gain broad awareness of the Company’s proven track record of helping world-class companies to be more productive. The Company believes that this campaign continues to build brand image and consideration, and in the long term will strengthen its position in the industry as the printer company that makes it easy to get more done.

Competition

Lexmark continues to develop and market new products and innovative solutions at competitive prices. New product announcements by the Company’s principal competitors, however, can have, and in the past, have had, a material adverse effect on the Company’s financial results. Such new product announcements can quickly undermine any technological competitive edge that one manufacturer may enjoy over another and set new market standards for price, quality, speed and functionality. Furthermore, knowledge in the marketplace about pending new product announcements by the Company’s competitors may also have a material adverse effect on Lexmark as purchasers of printers may defer buying decisions until the announcement and subsequent testing of such new products.

In recent years, Lexmark and its principal competitors, many of which have significantly greater financial, marketing and/or technological resources than the Company, have regularly lowered prices on printers and are expected to continue to do so. Lexmark has experienced and remains vulnerable to these pricing pressures. The Company’s ability to grow or maintain market share has been and may continue to be affected, resulting in lower profitability. Lexmark expects that as it competes with larger competitors, the Company’s increased market presence may attract more frequent challenges, both legal and commercial, including claims of possible intellectual property infringement.

The distributed printing market is extremely competitive. The distributed laser printing market is dominated by Hewlett-Packard (“HP”), which has a widely-recognized brand name and has been estimated to hold approximately 40% of the market as measured in annual units shipped. With the convergence of traditional printer and copier markets, major laser competitors now include traditional copier companies such as Canon, Ricoh and Xerox. Other laser competitors include Brother, Samsung, Konica Minolta, Oki and Kyocera Mita.

Lexmark’s primary competitors in the inkjet product market are HP, Epson and Canon, who together account for approximately 75% of worldwide inkjet product unit sales. The Company must compete with these same vendors and other competitors, such as Brother, for retail shelf space allocated to printers and their associated supplies. Lexmark sees the possibility that new entrants into the market could also impact the Company’s growth and market share. The entrance of a competitor that is also focused on printing solutions could have a material adverse impact on the Company’s strategy and financial results.

Refill, remanufactured, clones, counterfeits and other compatible alternatives for some of Lexmark’s cartridges are available and compete with the Company’s supplies business. However, these alternatives generally offer inconsistent quality and reliability. As the installed base of laser and inkjet products grows and matures, the Company expects competitive supplies activity to increase. Historically, the Company has not experienced significant supplies pricing pressure, but if supplies pricing was to come under significant pressure, the Company’s financial results could be materially adversely affected.

The market for other office imaging products is also highly competitive and the impact printing sector of the supplies market is declining. Although Lexmark has rights to market certain IBM-branded supplies until December 2007, there are many independent ribbon and toner manufacturers competing to provide compatible supplies for IBM-branded printing products. The revenue and profitability from the Company’s other office imaging products is less relevant than it has been historically. Management believes that the operating income associated with its other office imaging products will continue to decline.

Manufacturing

Lexmark operates manufacturing control centers in Lexington, Kentucky; Shenzhen, China; and Geneva, Switzerland; and has manufacturing sites in Boulder, Colorado; Juarez and Chihuahua, Mexico; and Lapu-Lapu City, Philippines. The Company also has customization centers in each of the major geographies it serves. Lexmark’s manufacturing strategy is to retain control over processes that are technologically complex, proprietary in nature and central to the Company’s business model, such as the manufacture of inkjet cartridges, at Lexmark-owned and operated facilities. The Company shares some of its technical expertise with certain manufacturing partners, many of whom have facilities located in China, which collectively provide Lexmark with substantially all of its printer production capacity. Lexmark oversees these manufacturing partners to try to ensure that products meet the Company’s quality standards and specifications. The Company continually reviews its manufacturing capabilities and cost structure and makes adjustments as necessary.

Lexmark’s manufacturing operations for toner and photoconductor drums are located in Boulder, Colorado. The Company continues to make significant capital investments in its Juarez, Mexico operation to expand cartridge assembly and selected key component manufacturing capabilities. Laser printer cartridges are assembled by a combination of in-house and third-party contract manufacturing in the major geographies served by the Company. The manufacturing control center for laser printer supplies is located in Geneva, Switzerland.

Lexmark’s manufacturing operations for inkjet printer supplies are located in Juarez and Chihuahua, Mexico and Lapu-Lapu City, Philippines. The manufacturing control center for inkjet supplies is located in Geneva, Switzerland.

Materials

Lexmark procures a wide variety of components used in the manufacturing process, including semiconductors, electro-mechanical components and assemblies, as well as raw materials, such as plastic resins. Although many of these components are standard off-the-shelf parts that are available from multiple sources, the Company often utilizes preferred supplier relationships, and in certain cases sole supplier relationships, to better ensure more consistent quality, cost and delivery. Typically, these preferred suppliers maintain alternate processes and/or facilities to ensure continuity of supply. Lexmark occasionally faces capacity constraints when there has been more demand for its products than initially projected. From time to time, Lexmark may be required to use air shipment to expedite product flow, which can adversely impact the Company’s operating results. Conversely, in difficult economic times, the Company’s inventory can grow as market demand declines.

During 2006, the Company continued to execute supplier managed inventory (“SMI”) agreements with its primary suppliers to improve the efficiency of the supply chain. Management believes these SMI agreements improve Lexmark’s supply chain inventory pipeline and supply chain flexibility which enhances responsiveness to our customers. In addition, management believes these agreements improve supplier visibility to product demand and therefore improve suppliers’ timeliness and management of their inventory pipelines. As of December 31, 2006, a significant majority of printers were purchased under SMI agreements. Any impact on future operations would depend upon factors such as the Company’s ability to negotiate new SMI agreements and future market pricing and product costs.

Many components of the Company’s products are sourced from sole suppliers, including certain custom chemicals, microprocessors, electro-mechanical components, application specific integrated circuits and other semiconductors. The Company is making changes in sourcing and design to drive commonality of sub components across product families while increasing dual sourcing for key components. In addition, Lexmark sources some printer engines and finished products from OEMs. Although Lexmark plans in anticipation of its future requirements, should these components not be available from any one of these suppliers, there can be no assurance that production of certain of the Company’s products would not be disrupted. Such a disruption could interfere with Lexmark’s ability to manufacture and sell products and materially adversely affect the Company’s business. Conversely, during economic slowdowns, the Company may build inventory of components as demand decreases.

Research and Development

Lexmark’s research and development activity is focused on laser and inkjet printers, MFPs, and associated supplies, features and related technologies. The Company has accelerated its investment in research and development to support new product initiatives and to advance current technologies and expects this to continue. Lexmark’s primary research and development activities are conducted in Lexington, Kentucky; Boulder, Colorado; Cebu City, Philippines; and Kolkata, India. In the case of certain products, the Company may elect to purchase products or key components from third-party suppliers rather than develop them internally.

Lexmark is actively engaged in the design and development of new products and enhancements to its existing products. Its engineering efforts focus on laser, inkjet, connectivity and document management technologies, as well as design features that will increase performance, improve ease of use and lower production costs. Lexmark also develops related applications and tools to enable it to efficiently provide a broad range of services. The process of developing new products is complex and requires innovative designs that anticipate customer needs and technological trends. Research and development expenditures were $371 million in 2006, $336 million in 2005 and $313 million in 2004. The Company must make strategic decisions from time to time as to which technologies will produce products and solutions in market sectors that will experience the greatest future growth. There can be no assurance that the Company can develop the more technologically-advanced products required to remain competitive.

Backlog

Although Lexmark experiences availability constraints from time to time for certain products, the Company generally fills its orders within 30 days of receiving them. Therefore, Lexmark usually has a backlog of less than 30 days at any one time, which the Company does not consider material to its business.

Employees

During the first quarter of 2006, the Company approved a plan to restructure its workforce. The workforce restructuring eliminated or transferred over 1,400 positions from various business functions and job classes, with over 850 positions being eliminated, and over 550 positions being transferred from various locations primarily to low-cost countries. As previously reported in 2006, an additional 100 positions are expected to be eliminated during 2007. Refer to Part II, Item 8, Note 4 of the Notes to Consolidated Financial Statements for further information.

Employee additions to primarily support the Company’s supplies manufacturing and production initiatives have offset these employee separations resulting in the number of company employees worldwide going from approximately 13,600 at December 31, 2005, to approximately 14,900 at December 31, 2006.

As of December 31, 2006, of the approximately 14,900 employees worldwide, 3,900 are located in the U.S. and the remaining 11,000 are located in Europe, Canada, Latin America, Asia Pacific, the Middle East and Africa. None of the U.S. employees are represented by a union. Employees in France are represented by a Statutory Works Council.

Available Information

Lexmark makes available, free of charge, electronic access to all documents (including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as well as any beneficial ownership filings) filed with or furnished to the Securities and Exchange Commission (“SEC” or the “Commission”) by the Company on its website at http://investor.lexmark.com as soon as reasonably practicable after such documents are filed. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Executive Officers of the Registrant

The executive officers of Lexmark and their respective ages, positions and years of service with the Company are set forth below.

			Years With
Name of Individual	Age	Position	The Company

Paul J. Curlander	54	Chairman and Chief Executive Officer	16
John W. Gamble, Jr.	44	Executive Vice President and Chief Financial Officer	2
Paul A. Rooke	48	Executive Vice President and President of Printing Solutions and Services Division	16
Najib Bahous	50	Vice President and President of Consumer Printer Division	16
Vincent J. Cole, Esq	50	Vice President, General Counsel and Secretary	16
David L. Goodnight	54	Vice President, Asia Pacific and Latin America	13
Gary D. Stromquist	51	Vice President and Corporate Controller	16
Jeri I. Stromquist	49	Vice President of Human Resources	16

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

Lexmark holds a portfolio of approximately 1,200 U.S. patents and approximately 900 pending U.S. patent applications. The Company also holds over 2,900 foreign patents and pending patent applications. The inventions claimed in these patents and patent applications cover aspects of the Company’s current and potential future products, manufacturing processes, business methods and related technologies. The Company is developing a portfolio of patents that protects its product lines and offers the possibility of entering into licensing agreements with others.

Lexmark has a variety of intellectual property licensing and cross-licensing agreements with a number of third parties. Certain of Lexmark’s material license agreements, including those that permit the Company to manufacture some of its current products, terminate as to specific products upon certain “changes of control” of the Company.

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

Lexmark’s success depends in part on its ability to obtain patents, copyrights and trademarks, maintain trade secret protection and operate without infringing the proprietary rights of others. While Lexmark designs its products to avoid infringing the intellectual property rights of others, current or future claims of intellectual property infringement, and the expenses resulting therefrom, could materially adversely affect its business, operating results and financial condition. Expenses incurred by the Company in obtaining licenses to use the intellectual property rights of others and to enforce its intellectual property rights against others also could materially affect its business, operating results and financial condition. In addition, the laws of some foreign countries may not protect Lexmark’s proprietary rights to the same extent as the laws of the U.S.

Environmental and Regulatory Matters

Lexmark’s operations, both domestically and internationally, are subject to numerous laws and regulations, particularly relating to environmental matters that impose limitations on the discharge of pollutants into the air, water and soil and establish standards for the treatment, storage and disposal of solid and hazardous wastes. Over time, the Company has implemented numerous programs to recover, remanufacture and recycle certain of its products and intends to continue to expand on initiatives that have a positive effect on the environment. Lexmark is also required to have permits from a number of governmental agencies in order to conduct various aspects of its business. Compliance with these laws and regulations has not had, and in the future is not expected to have, a material effect on the capital expenditures, earnings or competitive position of the Company. There can be no assurance, however, that future changes in environmental laws or regulations, or in the criteria required to obtain or maintain necessary permits, will not have an adverse effect on the Company’s operations.

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

The Company’s inability to meet customer product requirements on a cost competitive basis may negatively impact the Company’s operating results.

•	The Company’s future operating results may be adversely affected if it is unable to continue to develop, manufacture and market products that are reliable, competitive, and meet customers’ needs. The markets for laser and inkjet products and associated supplies are aggressively competitive, especially with respect to pricing and the introduction of new technologies and products offering improved features and functionality. In addition, the introduction of any significant new and/or disruptive technology or business model by a competitor that substantially changes the markets into which the Company sells its products or demand for the products sold by the Company could severely impact sales of the Company’s products and the Company’s operating results. The impact of competitive activities on the sales volumes or revenue of the Company, or the Company’s inability to effectively deal with these competitive issues, could have a material adverse effect on the Company’s ability to attract and retain OEM customers, maintain or grow retail shelf space or maintain or grow market share. The competitive pressure to develop technology and products and to increase marketing expenditures also could cause significant changes in the level of the Company’s operating expenses.

The competitive pricing pressure in the market may negatively impact the Company’s operating results.

•	The Company and its major competitors, many of which have significantly greater financial, marketing and/or technological resources than the Company, have regularly lowered prices on their products and are expected to continue to do so. In particular, both the inkjet and laser printer markets have experienced and are expected to continue to experience significant price pressure. Price reductions on inkjet or laser products or the inability to reduce costs, including warranty costs, to contain expenses or to increase or maintain sales as currently expected, as well as price protection measures, could result in lower profitability and jeopardize the Company’s ability to grow or maintain its market share. In recent years, the gross margins on the Company’s hardware products have been under pressure as a result of competitive pricing pressures in the market. If the Company is unable to reduce costs to offset this competitive pricing or product mix pressure, and the Company is unable to support declining gross margins through the sale of supplies, the Company’s operating results and future profitability may be negatively impacted. Historically, the Company has not experienced significant supplies pricing pressure, but if supplies pricing was to come under significant pressure, the Company’s financial results could be materially adversely affected.

The entrance of additional competitors that are focused on printing solutions could negatively impact the Company’s strategy and operating results.

•	The entrance of additional competitors that are focused on printing solutions could further intensify competition in the inkjet and laser printer markets and could have a material adverse impact on the Company’s strategy and financial results.

The Company may experience difficulties in product transitions negatively impacting the Company’s performance and operating results.

•	The introduction of products by the Company or its competitors, or delays in customer purchases of existing products in anticipation of new product introductions by the Company or its competitors and market acceptance of new products and pricing programs, any disruption in the supply of new or existing products as well as the costs of any product recall or increased warranty, repair or replacement costs due to quality issues, the reaction of competitors to any such new products or programs, the life cycles of the Company’s products, as well as delays in product development and manufacturing, and variations in cost, including but not limited to component parts, raw materials, commodities, energy, products, distributors, fuel and variations in supplier terms and conditions, may impact sales, may cause a buildup in the Company’s inventories, make the transition from current products to new products difficult and could adversely affect the Company’s future operating results.

The Company’s inability to perform satisfactorily under service contracts for managed print services may negatively impact the Company’s strategy and operating results.

•	The Company’s inability to perform satisfactorily under service contracts for managed print services and other customer services may result in the loss of customers, loss of reputation and/or financial consequences that may have a material adverse impact on the Company’s financial results and strategy.

Decreased consumption of supplies could negatively impact the Company’s operating results.

•	The Company’s future operating results may be adversely affected if the consumption of its supplies by end users of its products is lower than expected or declines.

Increased competition in the Company’s aftermarket supplies business may negatively impact the Company’s revenues and gross margins.

•	Refill, remanufactured, clones, counterfeits and other compatible alternatives for some of the Company’s cartridges are available and compete with the Company’s supplies business. The Company expects competitive supplies activity to increase. Various legal challenges and governmental activities may intensify competition for the Company’s aftermarket supplies business.

The revenue and profitability of our operations have historically varied, which makes our future financial results less predictable.

•	Our revenue, gross margin and profit vary among our hardware, supplies and services, product groups and geographic markets and therefore will likely be different in future periods than our current results. Overall gross margins and profitability in any given period is dependent upon the hardware/supplies mix, the mix of hardware products sold, and the geographic mix reflected in that period’s revenue. Overall market trends, seasonal market trends, competitive pressures, commoditization of products, increased component or shipping costs and other factors may result in reductions in revenue or pressure on gross margins in a given period.

Any failure by the Company to successfully outsource the infrastructure support of its information technology system and application maintenance functions and centralize certain of its support functions may disrupt these systems or functions and could have a material adverse effect on the Company’s systems of internal control and financial reporting.

•	The Company has migrated the infrastructure support of its information technology system and application maintenance functions to new third-party service providers. The Company is in the process of centralizing certain of its accounting and other finance functions and order-to-cash functions from various countries to shared service centers. The Company is also in the process of reducing, consolidating and moving various parts of its general and administrative resource, supply chain resource and marketing and sales support structure. Any disruption in these systems or functions could have a material adverse impact on the Company’s operations, its systems of internal controls and its ability to accurately record and report transactions and financial results.

The Company’s failure to manage inventory levels or production capacity may negatively impact the Company’s operating results.

•	The Company’s performance depends in part upon its ability to successfully forecast the timing and extent of customer demand and reseller demand to manage worldwide distribution and inventory levels of the Company. Unexpected fluctuations in reseller inventory levels could disrupt ordering patterns and may adversely affect the Company’s financial results. In addition, the financial failure or loss of a key customer or reseller could have a material adverse impact on the Company’s financial results. The Company must also be able to address production and supply constraints, including product disruptions caused by quality issues, and delays or disruptions in the supply of key components necessary for production, including without limitation component shortages due to increasing global demand in the Company’s industry and other industries. Such delays, disruptions or shortages may result in lost revenue or in the Company incurring additional costs to meet customer demand. The Company’s future operating results and its ability to effectively grow or maintain its market share may be adversely affected if it is unable to address these issues on a timely basis.

Weak economic conditions could negatively impact sales of the Company’s products and future operating results.

•	Unfavorable global economic conditions may adversely impact the Company’s future operating results. The Company continues to experience some weak markets for its products. Continued softness in certain markets and uncertainty about global economic conditions could result in lower demand for the Company’s products, particularly supplies. Weakness in demand has resulted in intense price competition and may result in excessive inventory for the Company and/or its reseller channel, which may adversely affect sales, pricing, risk of obsolescence and/or other elements of the Company’s operating results. Ongoing weakness in demand for the Company’s hardware products may also cause erosion of the installed base of products over time, thereby reducing the opportunities for supplies sales in the future.

New legislation, fees on the Company’s products or litigation costs required to protect the Company’s rights may negatively impact the Company’s cost structure, access to components and operating results.

•	The European Union has adopted the Waste Electrical and Electronic Equipment Directive (the “Directive”) which requires producers of electrical and electronic goods, including printing devices, to be financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for enacting and implementing the Directive by individual European Union governments was August 13, 2004 (such legislation, together with the Directive, the “WEEE Legislation”), although extensions were granted to some countries. Producers were to be financially responsible under the WEEE Legislation beginning in August 2005. Similar legislation may be enacted in the future in other jurisdictions as well. The impact of this legislation could adversely affect the Company’s operating results and profitability.

•	Certain countries (primarily in Europe) and/or collecting societies representing copyright owners’ interests have commenced proceedings to impose fees on devices (such as scanners, printers and multifunction devices) alleging the copyright owners are entitled to compensation because these devices enable reproducing copyrighted content. Other countries are also considering imposing fees on certain devices. The amount of fees, if imposed, would depend on the number of products

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

Any failure by the Company to execute planned cost reduction measures timely and successfully could result in total costs and expenses that are greater than expected or the failure to meet operational goals as a result of such actions.

•	The Company has undertaken cost reduction measures over the last few years in an effort to optimize the Company’s expense structure. Such actions have included workforce reductions, the consolidation of manufacturing capacity, and the centralization of support functions to shared service centers in each geography. The Company expects to realize cost savings in the future through these actions and may announce future actions to further reduce its worldwide workforce and/or centralize its operations. The risks associated with these actions include potential delays in their implementation, particularly workforce reductions, due to regulatory requirements; increased costs associated with such actions; decreases in employee morale and the failure to meet operational targets due to unplanned departures of employees, particularly sales employees.

The Company’s reliance on international production facilities, international manufacturing partners and certain key suppliers could negatively impact the Company’s operating results.

•	The Company relies in large part on its international production facilities and international manufacturing partners, many of which are located in China, for the manufacture of its products and key components of its products. China’s revaluation of its currency to no longer peg its currency to the U.S. dollar may have an adverse impact on the Company’s cost of goods acquired from China, and could have a material adverse impact on the Company’s financial results. Future operating results may also be adversely affected by several other factors, including, without limitation, if the Company’s international operations or manufacturing partners are unable to perform or supply products reliably, if there are disruptions in international trade, disruptions at important geographic points of exit and entry, if there are difficulties in transitioning such manufacturing activities among the Company, its international operations and/or its manufacturing partners, or if there arise production and supply constraints which result in additional costs to the Company. The financial failure or loss of a sole supplier or significant supplier of products or key components, or their inability to produce the required quantities, could result in a material adverse impact on the Company’s operating results.

Due to the international nature of our business, changes in a country’s or region’s political or economic conditions or other factors could negatively impact the Company’s revenue, financial condition or operating results.

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

•	In many foreign countries, particularly those with developing economies, it is common for local business practices to be prohibited by laws and regulations applicable to the Company, such as employment laws, fair trade laws or the Foreign Corrupt Practices Act. Although the Company implements policies and procedures designed to ensure compliance with these laws, our employees, contractors and agents, as well as those business partners to which we outsource certain of our business operations, may take actions in violation of our policies. Any such violation, even if prohibited by our policies, could have a material adverse effect on our business and our reputation. Because of the challenges in managing a geographically dispersed workforce, there also may be additional opportunities for employees to commit fraud or personally engage in practices which violate the policies and procedures of the Company.

The Company’s inability to obtain and protect its intellectual property and defend against claims of infringement by others may negatively impact the Company’s operating results.

•	The Company’s success depends in part on its ability to develop technology and obtain patents, copyrights and trademarks, and maintain trade secret protection, to protect its intellectual property against theft, infringement or other misuse by others. The Company must also conduct its operations without infringing the proprietary rights of others. Current or future claims of intellectual property infringement could prevent the Company from obtaining technology of others and could otherwise materially and adversely affect its operating results or business, as could expenses incurred by the Company in obtaining intellectual property rights, enforcing its intellectual property rights against others or defending against claims that the Company’s products infringe the intellectual property rights of others.

Conflicts among various sales channels may negatively impact the Company’s operating results.

•	The Company markets and sells its products through several sales channels. The Company has also advanced a strategy of forming alliances and OEM arrangements with many companies. The Company’s future operating results may be adversely affected by any conflicts that might arise between or among its various sales channels, the volume reduction in or loss of any alliance or OEM arrangement or the loss of retail shelf space. Aggressive pricing on laser and inkjet products and/or associated supplies from customers and resellers, including, without limitation, OEM customers, could result in a material adverse impact on the Company’s strategy and financial results.

The failure of information technology systems may negatively impact the Company’s operating results.

•	The Company depends on its information technology systems for the development, manufacture, distribution, marketing, sales and support of its products and services. Any failure in such systems, or the systems of a partner or supplier, may adversely affect the Company’s operating results. Furthermore, because vast quantities of the Company’s products flow through only a few distribution centers to provide product to various geographic regions, the failure of information technology systems or any other disruption affecting those product distribution centers could have a material adverse impact on the Company’s ability to deliver product and on the Company’s financial results.

Changes in the Company’s tax provisions or tax liabilities could negatively impact the Company’s profitability.

•	The Company’s effective tax rate could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates. In addition, the amount of income tax the Company pays is subject to ongoing audits in various jurisdictions. A material assessment by a taxing authority or a decision to repatriate foreign cash could adversely affect the Company’s profitability.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

•	Our worldwide operations and those of our manufacturing partners, suppliers, and freight transporters, among others, are subject to natural and manmade disasters and other business interruptions such as earthquakes, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, environmental hazards, power shortages, water shortages and telecommunications failures. The occurrence of any of these business disruptions could seriously harm our revenue and financial condition and increase our costs and expenses. As the Company continues its consolidation of certain functions into shared service centers and movement of certain functions to lower cost countries, the probability and impact of business disruptions may be increased over time.

Cost reduction efforts associated with the Company’s share-based payment awards and other compensation and benefit programs could adversely affect our ability to attract, motivate and retain employees.

•	The Company has historically used stock options and other forms of share-based payment awards as key components of the total rewards program for employee compensation in order to align employees’ interests with the interests of stockholders, motivate employees, encourage employee retention and provide competitive compensation and benefits packages. As a result of Statement of Financial Accounting Standards No. 123R, the Company would incur increased compensation costs associated with its share-based compensation programs and as a result has reviewed its compensation strategy in light of the current regulatory and competitive environment and has decided to change the form of its share-based awards. Due to this change in compensation strategy, combined with other benefit plan changes undertaken to reduce costs, the Company may find it difficult to attract, retain and motivate employees, and any such difficulty could materially adversely affect its operating results.

Terrorist acts, acts of war or other political conflicts may negatively impact the Company’s ability to manufacture and sell its products.

•	Terrorist attacks and the potential for future terrorist attacks have created many political and economic uncertainties, some of which may affect the Company’s future operating results. Future terrorist attacks, the national and international responses to such attacks, and other acts of war or hostility may affect the Company’s facilities, employees, suppliers, customers, transportation networks and supply chains, or may affect the Company in ways that are not capable of being predicted presently.

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

Lexmark’s corporate headquarters and principal development facilities are located on a 374 acre campus in Lexington, Kentucky. At December 31, 2006, the Company owned or leased 7.9 million square feet of administrative, sales, service, research and development, warehouse and manufacturing facilities worldwide. The properties are used by both the Business and Consumer segments of the Company. Approximately 4.8 million square feet is located in the U.S. and the remainder is located in various international locations. The Company’s principal international manufacturing facilities are located in Mexico and the Philippines. The principal domestic manufacturing facility is located in Colorado. The Company leases facilities for development in India and the Philippines. The Company owns approximately 62 percent of the worldwide square footage and leases the remaining 38 percent. The leased property has various lease expiration dates. The Company believes that it can readily obtain appropriate additional space as may be required at competitive rates by extending expiring leases or finding alternative space.

None of the property owned by Lexmark is held subject to any major encumbrances and the Company believes that its facilities are in good operating condition.

Item 3.	LEGAL PROCEEDINGS

On December 30, 2002 (“02 action”) and March 16, 2004 (“04 action”), the Company filed claims against Static Control Components, Inc. (“SCC”) in the U.S. District Court for the Eastern District of Kentucky (the “District Court”) alleging violation of the Company’s intellectual property and state law rights. Pendl Companies, Inc. (“Pendl”) and Wazana Brothers International, Inc. (“Wazana”) were added as additional defendants to the claims brought by the Company in the 02 action on October 8, 2004. Pendl, Wazana and NER Data Products, Inc., were added as additional parties to the claims brought by the Company in the 04 action on November 8, 2004. These two cases have been consolidated by the District Court. Similar claims in a separate action were filed by the Company in the District Court against David Abraham and Clarity Imaging Technologies, Inc. (“Clarity”) on October 8, 2004. Clarity, Pendl, SCC and Wazana have filed counterclaims against the Company in the District Court alleging that the Company engaged in anti-competitive and monopolistic conduct and unfair and deceptive trade practices in violation of the Sherman Act, the Lanham Act and state laws. SCC has stated in its legal documents that it is seeking approximately $17.8 million to $19.5 million in damages for the Company’s alleged anticompetitive conduct and approximately $1 billion for Lexmark’s alleged violation of the Lanham Act. Wazana has stated in its legal documents that it is seeking approximately $2.2 million to $2.8 million in damages for the Company’s alleged anticompetitive conduct and approximately $1 billion for Lexmark’s alleged violation of the Lanham Act. Pendl has stated in its legal documents that it is seeking approximately $3.7 million to $4.1 million in damages for the Company’s alleged anticompetitive conduct. Clarity has not stated a damage dollar amount. All are seeking treble damages, attorney fees, costs and injunctive relief. On September 28, 2006, the District Court dismissed the counterclaims filed by SCC alleging that the Company engaged in anti-competitive and monopolistic conduct and unfair and deceptive trade practices in violation of the Sherman

Act, the Lanham Act and state laws. On October 13, 2006, SCC filed a Motion for Reconsideration of the District Court’s Order dismissing SCC’s claims, or in the alternative, to amend its pleadings. On October 13, 2006, the District Court issued an order to stay the action brought against David Abraham and Clarity until a final judgment or settlement are entered into in the consolidated 02 and 04 actions. On December 15, 2006, the Company filed a summary judgment motion with the District Court to dismiss the counterclaims filed against the Company by Wazana and Pendl. The Company believes that these claims filed against the Company are without merit, and intends to vigorously defend against them.

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

Market Information

Lexmark’s Class A Common Stock is traded on the New York Stock Exchange under the symbol LXK. As of February 23, 2007, there were 1,307 holders of record of the Class A Common Stock and there were no holders of record of the Class B Common Stock. Information regarding the market prices of the Company’s Class A Common Stock appears in Part II, Item 8, Note 18 of the Notes to Consolidated Financial Statements.

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

Issuer Purchases of Equity Securities

				Approximate Dollar
			Total Number of	Value of Shares That
	Total		Shares Purchased as	May Yet Be
	Number of		Part of Publicly	Purchased Under the
	Shares	Average Price Paid	Announced Plans or	Plans or Programs
Period	Purchased	Per Share	Programs	(In Millions) (1)

October 1-31, 2006	340,780	$58.36	340,780	$581.4
November 1-30, 2006	1,087,200	66.59	1,087,200	509.1
December 1-31, 2006	690,600	70.37	690,600	460.5

Total	2,118,580	$66.50	2,118,580	—

(1)	In January 2006, the Company received authorization from the board of directors to repurchase an additional $1.0 billion of its Class A Common Stock for a total repurchase authority of $3.9 billion. As of December 31, 2006, there was approximately $0.5 billion of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During the fourth quarter of 2006, the Company repurchased approximately 2.1 million shares at a cost of approximately $141 million. During the year ended December 31, 2006, the Company repurchased approximately 16.5 million shares at a cost of approximately $0.9 billion. As of December 31, 2006, since the inception of the program in April 1996, the Company had repurchased approximately 71.4 million shares for an aggregate cost of approximately $3.4 billion. As of December 31, 2006, the Company had reissued approximately 0.5 million shares of previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million and 16.0 million shares of treasury stock in 2005 and 2006, respectively, the net treasury shares outstanding at December 31, 2006, were 10.9 million.

Performance Graph

The following graph compares cumulative total stockholder return on the Company’s Class A Common Stock with a broad performance indicator, the S&P Composite 500 Stock Index, and an industry index, the S&P 500 Information Technology Index, for the period from December 31, 2001 to December 29, 2006. The graph assumes that the value of the investment in the Class A Common Stock and each index were $100 at December 31, 2001 and that all dividends were reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURNS

	12/31/01	12/31/02	12/31/03	12/31/04	12/30/05	12/29/06
Lexmark International, Inc.	$100	$103	$133	$144	$76	$124
S&P 500 Index	100	78	100	111	117	135
S&P 500 Information Technology Index	100	63	92	95	95	103

Source: Standard & Poor’s Compustat

Equity Compensation Plan Information

The following table provides information about the Company’s equity compensation plans as of December 31, 2006:

(Number of Securities in Millions)

	Number of Securities to be		Weighted Average Exercise	Number of Securities
	Issued Upon Exercise of		Price of Outstanding	Remaining Available for Future
	Outstanding Options,		Options, Warrants and	Issuance Under Equity
Plan Category	Warrants and Rights		Rights (1)	Compensation Plans

Equity compensation plans approved by stockholders	11.6	(2)	$68.85	7.1	(3)
Equity compensation plans not approved by stockholders (4)	0.6		46.21	0.4

Total	12.2		$67.65	7.5

(1)	The numbers in this column represent the weighted average exercise price of stock options only.

(2)	As of December 31, 2006, of the approximately 11.6 million awards outstanding under the equity compensation plans approved by stockholders, there were approximately 10.8 million stock options (of which 10,477,000 are employee stock options and 293,000 are nonemployee director stock options), 759,000 restricted stock units (“RSUs”) and supplemental deferred stock units (“DSUs”) (of which 752,000 are employee RSUs and supplemental DSUs and 7,000 are nonemployee director RSUs), and 87,000 elective DSUs (of which 43,000 are employee elective DSUs and 44,000 are nonemployee director elective DSUs) that pertain to voluntary elections by certain members of management to defer all or a portion of their annual incentive compensation and by certain nonemployee directors to defer all or a portion of their annual retainer, chair retainer and/or meeting fees, that would have otherwise been paid in cash.

(3)	Of the 7.1 million shares available, 4.6 million relate to employee plans (of which 2.5 million may be granted as full-value awards), 0.5 million relate to the nonemployee director plan and 2.0 million relate to the employee stock purchase plan.

(4)	Lexmark has only one equity compensation plan which has not been approved by its stockholders, the Lexmark International, Inc. Broad-Based Employee Stock Incentive Plan (the “Broad-Based Plan”). The Broad-Based Plan, which was established on December 19, 2000, provides for the issuance of up to 1.6 million shares of the Company’s common stock pursuant to stock incentive awards (including stock options, stock appreciation rights, performance awards, RSUs and DSUs) granted to the Company’s employees, other than its directors and executive officers. The Broad-Based Plan expressly provides that the Company’s directors and executive officers are not eligible to participate in the Plan. The Broad-Based Plan limits the number of shares subject to full-value awards (e.g., restricted stock units and performance awards) to 50,000 shares. The Company’s board of directors may at any time terminate or suspend the Broad-Based Plan, and from time to time, amend or modify the Broad-Based Plan, but any amendment which would lower the minimum exercise price for options and stock appreciation rights or materially modify the requirements for eligibility to participate in the Broad-Based Plan, requires the approval of the Company’s stockholders. In January 2001, all employees other than the Company’s directors, executive officers and senior managers, were awarded stock options under the Broad-Based Plan. All 0.6 million awards outstanding under the equity compensation plan not approved by stockholders are in the form of stock options.

Item 6.	SELECTED FINANCIAL DATA

The table below summarizes recent financial information for the Company. For further information refer to the Company’s Consolidated Financial Statements and Notes thereto presented under Part II, Item 8 of this Form 10-K.

(Dollars in Millions, Except Per Share Data)

	2006	2005	2004	2003	2002

Statement of Earnings Data:

Revenue	$5,108.1	$5,221.5	$5,313.8	$4,754.7	$4,356.4
Cost of revenue (1)	3,462.1	3,585.9	3,522.4	3,209.6	2,985.8

Gross profit	1,646.0	1,635.6	1,791.4	1,545.1	1,370.6

Research and development	370.5	336.4	312.7	265.7	247.9
Selling, general and administrative (1)	761.8	755.1	746.6	685.5	617.8
Restructuring and related (reversal) and other, net (1)	71.2	10.4	—	—	(5.9)

Operating expense	1,203.5	1,101.9	1,059.3	951.2	859.8

Operating income (1)(2)	442.5	533.7	732.1	593.9	510.8
Interest (income) expense, net	(22.1)	(26.5)	(14.5)	(0.4)	9.0
Other expense (income), net	5.3	6.5	0.1	0.8	6.2

Earnings before income taxes (1)(2)	459.3	553.7	746.5	593.5	495.6
Provision for income taxes (3)	120.9	197.4	177.8	154.3	128.9

Net earnings (1)(2)(3)	$338.4	$356.3	$568.7	$439.2	$366.7

Diluted net earnings per common share (1)(2)(3)	$3.27	$2.91	$4.28	$3.34	$2.79
Shares used in per share calculation	103.5	122.3	132.9	131.4	131.6

Statement of Financial Position Data:

Working capital	$506.0	$935.9	$1,533.2	$1,260.5	$699.8
Total assets	2,849.0	3,330.1	4,124.3	3,450.4	2,808.1
Total debt	149.8	149.6	151.0	150.4	161.5
Stockholders’ equity	1,035.2	1,428.7	2,082.9	1,643.0	1,081.6

Other Key Data:

Net cash from operations (4)	$670.9	$576.4	$775.4	$747.6	$815.6
Capital expenditures	$200.2	$201.3	$198.3	$93.8	$111.7
Debt to total capital ratio (5)	13%	9%	7%	8%	13%

(1)	Amounts include the impact of restructuring related charges and project costs in 2006 of $125.2 million, net of a $9.9 million pension curtailment gain from the defined benefit pension plan freeze. Restructuring related charges of $40.0 million relating to accelerated depreciation on certain fixed assets are included in Cost of revenue. Project costs of $2.1 million and $11.9 million are included in Cost of revenue and Selling, general and administrative, respectively. Amounts include one-time termination benefit charges of $10.4 million in 2005 in connection with a workforce reduction. Amounts include the benefit of a $5.9 million reversal of restructuring and other charges in 2002.

(2)	Amounts include $40.5 million of incremental stock-based compensation expense due to the Company’s adoption of SFAS 123R in 2006.

(3)	Amounts include a $14.3 million benefit in 2006 from the reversal of previously accrued taxes related to the finalization of certain tax audits and the expiration of various domestic and foreign statutes of limitations. Amounts include a $51.9 million charge in 2005 from the repatriation of foreign dividends under the American Jobs Creation Act of 2004. Amounts include a $20.0 million benefit in 2004 from the resolution of income tax matters.

(4)	Cash flows from investing and financing activities, which are not presented, are integral components of total cash flow activity.

(5)	The debt to total capital ratio is computed by dividing total debt (which includes both short-term and long-term debt) by the sum of total debt and stockholders’ equity.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto presented under Part II, Item 8 of this Form 10-K.

OVERVIEW

Products and Segments

Lexmark makes it easier for businesses and consumers to move information between the digital and paper worlds. Since its inception in 1991, Lexmark has become a leading developer, manufacturer and supplier of printing and imaging solutions for offices and homes. Lexmark’s products include laser printers, inkjet printers, multifunction devices, and associated supplies, services and solutions. Lexmark also sells dot matrix printers for printing single and multi-part forms by business users and develops, manufactures and markets a line of other office imaging products.

The Company is primarily managed along Business and Consumer market segments:

•	The Business market segment primarily sells laser products and primarily serves business customers, but also include consumers who choose laser products. Laser products can be divided into two major categories — shared workgroup products and lower-priced desktop products. Lexmark employs large-account sales and marketing teams, closely supported by its development and product marketing teams, to generate demand for its business printing solutions and services. The sales and marketing teams primarily focus on customers who fall into six specific industry groups: finance, services, retail, manufacturing, public sector and health care. Lexmark also markets its laser and inkjet products increasingly through SMB teams who work closely with channel partners. The Company distributes and fulfills its laser products primarily through its well-established distributor and reseller network. Lexmark’s products are also sold through solution providers, which offer custom solutions to specific markets, and through direct response resellers.

•	The Consumer market segment predominantly sells inkjet products to consumers but also includes business users who may choose inkjet products as a lower-priced alternative or supplement to laser products for personal desktop use. For the consumer market, Lexmark distributes its branded inkjet products and supplies primarily through retail outlets worldwide.

The Company also sells its products through numerous alliances and OEM arrangements.

Refer to Part II, Item 8, Note 17 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s reportable segments, which is incorporated herein by reference.

Operating Results Summary

To improve profitability and the Company’s cost and expense structure, Lexmark announced a number of actions in January 2006 that were implemented during the year:

•	The Company implemented a more rigorous process to improve lifetime profitability and payback on inkjet sales.

•	The Company announced a plan to restructure its workforce, consolidate some manufacturing capacity and make certain changes to its U.S. retirement plans.

In 2006, Lexmark continued to make progress on its core strategic initiatives in both product segment expansion and brand development resulting in new product introductions. In 2006, the Company also experienced branded unit growth in its key focus segments with strong growth in low-end monochrome lasers, color lasers, laser MFPs and inkjet AIOs.

Additionally, in late 2006, Lexmark launched the next step in its brand development initiative with the start of a new advertising campaign which the Company will continue in 2007 as Lexmark’s focus in 2007 will be to drive branded unit growth in its key growth segments.

Refer to the section entitled “RESULTS OF OPERATIONS” that follows for a further discussion of the Company’s results of operations.

Trends and Opportunities

Lexmark management believes that the total distributed office and home printing output opportunity was approximately $90 billion in 2006, including hardware, supplies and related services. This opportunity includes printers and multifunction devices as well as a declining base of copiers and fax machines that are increasingly being integrated into multifunction devices. Based on industry analyst information, Lexmark management estimates that this market will grow annually at low- to mid-single digit percentage rates through 2010.

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

As a result of these market trends, Lexmark has growth opportunities in low-end monochrome laser printers, color lasers, laser MFPs and inkjet AIOs.

Industry laser printer unit growth in recent years has generally exceeded the growth rate of laser printer revenue due to unit growth in lower-priced desktop color and monochrome laser printers and unit price reductions. Additionally, color and multifunction laser printer units represent a more significant component of laser unit growth. Management believes these trends will continue. This pricing pressure is partially offset by the tendency of customers in the shared workgroup laser market to add higher profit margin optional features. Pricing pressure is also partially offset by the opportunity to provide business solutions and services to customers.

In the inkjet product market, advances in inkjet technology have resulted in products with higher resolution and improved performance while increased competition has led to lower prices. Additionally, over the past couple years, the number of consumers seeking productivity-related features has driven significant growth in AIO products. Key factors promoting this trend are greater affordability of AIOs containing productivity features like full fax capabilities and automatic document feeders. Management believes the combination of business features made for the home, as well as full photo capabilities, will continue to drive AIO growth. Growth in inkjet product revenue on an industry basis in recent years has been slower than unit growth due to price reductions. Management expects these trends to continue.

While profit margins on printers and MFPs have been negatively affected by competitive pricing pressure, supplies sales are higher margin and recurring. However, as the hardcopy industry matures and printer and copier markets converge, management expects competitive pressures to continue.

Lexmark’s dot matrix printers and other office imaging products include many mature products such as supplies for IBM-branded printers, aftermarket supplies for certain competitors’ products and typewriter supplies that require little ongoing investment. The Company expects that the market for these products will continue to decline, and has implemented a strategy to continue to offer high-quality products while managing cost to maximize cash flow and profit.

Challenges and Risks

In recent years, Lexmark and its principal competitors, many of which have significantly greater financial, marketing and/or technological resources than the Company, have regularly lowered prices on printers and are expected to continue to do so.

Other challenges and risks faced by Lexmark include:

•	New product announcements by the Company’s principal competitors can have, and in the past, have had, a material adverse effect on the Company’s financial results.

•	With the convergence of traditional printer and copier markets, major laser competitors now include traditional copier companies.

•	The Company must compete with its larger competitors for retail shelf space allocated to printers and their associated supplies.

•	The Company sees the possibility that new entrants into the market could also impact the Company’s growth and market share.

•	Historically, the Company has not experienced significant supplies pricing pressure, but if supplies pricing was to come under significant pressure, the Company’s financial results could be materially adversely affected.

•	Refill, remanufactured, clones, counterfeits and other compatible alternatives for some of the Company’s cartridges are available and compete with the Company’s supplies business. As the installed base of laser and inkjet products grows and matures, the Company expects competitive supplies activity to increase.

•	Lexmark expects that as it competes with larger competitors, the Company’s increased market presence may attract more frequent challenges, both legal and commercial, including claims of possible intellectual property infringement.

•	The market for other office imaging products is also highly competitive and the impact printing sector of the supplies market is declining.

Refer to the section entitled “Competition” in Item 1, which is incorporated herein by reference, for a further discussion of major uncertainties faced by the industry and Company. Additionally, refer to the section entitled “Risk Factors” in Item 1A, which is incorporated herein by reference, for a further discussion of factors that could impact the Company’s operating results.

Strategy and Initiatives

Lexmark’s strategy is based on a business model of investing in technology to develop and sell printing solutions, including printers and MFPs, with the objective of growing its installed base, which drives recurring supplies sales. Management believes that Lexmark has the following strengths related to this business model:

•	Lexmark is exclusively focused on distributed home and office network or desktop computer printing and imaging, and related solutions.

•	Lexmark internally develops all three of the key technologies in distributed printing, including inkjet, monochrome laser and color laser.

•	Lexmark has leveraged its technological capabilities and its commitment to flexibility and responsiveness to build strong relationships with large-account customers and channel partners.

Lexmark’s strategy involves the following core strategic initiatives:

•	Expand the number and the penetration of the product segments in which the Company participates;

•	Expand the penetration of the market segments in which the Company participates; and

•	Continue to develop Lexmark’s brand awareness and brand positioning.

In addition to investments in the Lexmark brand, the successful execution of this strategy involves increased investment in product and solution development. The Company increased its research and development spending by 10% in 2006, by 8% in 2005 and by 18% in 2004. This investment has led to new products and solutions aimed at targeted growth segments as well as a pipeline of future products.

The Company’s strategy for dot matrix printers and other office imaging products is to continue to offer high-quality products while managing cost to maximize cash flow and profit.

Refer to the section entitled “Strategy” in Item 1, which is incorporated herein by reference, for a further discussion of the Company’s strategies and initiatives.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Lexmark’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, doubtful accounts, inventories, stock-based compensation, intangible assets, income taxes, warranty obligations, copyright fees, restructurings, pension and other postretirement benefits, and contingencies and litigation. Lexmark bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

Lexmark records estimated reductions to revenue at the time of sale for customer programs and incentive offerings including special pricing agreements, promotions and other volume-based incentives. Estimated reductions in revenue are based upon historical trends and other known factors at the time of sale. Lexmark also records estimated reductions to revenue for price protection, which it provides to substantially all of its distributor and reseller customers. The amount of price protection is limited based on the amount of dealers’ and resellers’ inventory on hand (including in-transit inventory) as of the date of the price change. If market conditions were to decline, Lexmark may take actions to increase customer incentive offerings or reduce prices, possibly resulting in an incremental reduction of revenue at the time the incentive is offered.

Allowances for Doubtful Accounts

Lexmark maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company estimates the allowance for doubtful accounts based on a variety of factors including the length of time receivables are past due, the financial health of its customers, unusual macroeconomic conditions and historical experience. If the financial condition of its customers deteriorates or other circumstances occur that result in an impairment of customers’ ability to make payments, the Company records additional allowances as needed.

Stock-Based Compensation

On January 1, 2006, Lexmark implemented the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) and related interpretations. SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized in the financial statements based on their fair value. The Company selected the modified prospective transition method for implementing SFAS 123R and began recognizing compensation expense for stock-based awards granted on or after January 1, 2006, plus any unvested awards granted prior to January 1, 2006. Under this transition method, prior periods have not been restated. Stock-based compensation expense for awards granted on or after January 1, 2006, is based on the grant date fair value calculated in accordance with the provisions of SFAS 123R. Stock-based compensation related to any unvested awards granted prior to January 1, 2006, is based on the grant date fair value calculated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation.  The fair value of the Company’s stock-based awards, less estimated forfeitures, is amortized over the awards’ vesting periods on a straight-line basis.

Prior to the adoption of SFAS 123R on January 1, 2006, the Company accounted for the costs of its stock-based employee compensation plans under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. Under APB 25, compensation cost was not recognized for substantially all options granted because the exercise price was at least equal to the market value of the underlying common stock on the date of grant.

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

Restructuring

Lexmark records a liability for a cost associated with an exit or disposal activity at its fair value in the period in which the liability is incurred, except for liabilities for certain employee termination benefit charges that are accrued over time. Specifically for termination benefits under a one-time benefit arrangement, the timing of recognition and related measurement of a liability depends on whether employees are required to render service until they are terminated in order to receive the termination benefits and, if so, whether employees will be retained to render service beyond a minimum retention period. For employees who are not required to render service until they are terminated in order to receive the termination benefits or employees who will not provide service beyond the minimum retention period, the Company records a liability for the termination benefits at the communication date. If employees are required to render service until they are terminated in order to receive the termination benefits and will be retained to render service beyond the minimum retention period, the Company measures the liability for termination benefits at the communication date and recognizes the expense and liability ratably over the future service period. For contract termination costs, Lexmark records a liability for costs to terminate a contract before the end of its term when the Company terminates the agreement in accordance with the contract terms or when the Company ceases using the rights conveyed by the contract. The Company records a liability for other costs associated with an exit or disposal activity in the period in which the liability is incurred. Once Company management approves an exit or disposal activity, the Company closely monitors the expenses that are reported in association with the activity.

Warranty

Lexmark provides for the estimated cost of product warranties at the time revenue is recognized. The amounts accrued for product warranties is based on the quantity of units sold under warranty, estimated product failure rates, and material usage and service delivery costs. The estimates for product failure rates and material usage and service delivery costs are periodically adjusted based on actual results. For extended warranty programs, the Company defers revenue in short-term and long-term liability accounts (based on the extended warranty contractual period) for amounts invoiced to customers for these programs and recognizes the revenue ratably over the contractual period. Costs associated with extended warranty programs are expensed as incurred. To minimize warranty costs, the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers. Should actual product failure rates, material usage or service delivery costs differ from the Company’s estimates, revisions to the estimated warranty liability may be required.

Inventory Reserves and Adverse Purchase Commitments

Lexmark writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value. The Company estimates the difference between the cost of obsolete or unmarketable inventory and its market value based upon product demand requirements, product life cycle, product pricing and quality issues. Also, Lexmark records an adverse purchase commitment liability when anticipated market sales prices are lower than committed costs. If actual market conditions are less favorable than those projected by management, additional inventory write-downs and adverse purchase commitment liabilities may be required.

Long-Lived Assets

Lexmark performs reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. If future expected undiscounted cash flows are insufficient to recover the carrying value of the assets, then an impairment loss is recognized based upon the excess of the carrying value of the asset over the anticipated cash flows on a discounted basis. Such an impairment review incorporates estimates of forecasted revenue and costs that may be associated with an asset, expected periods that an asset may be utilized and appropriate discount rates.

Lexmark also reviews any legal and contractual obligations associated with the retirement of its long-lived assets and records assets and liabilities, as necessary, related to the cost of such obligations. Costs associated with such obligations that are reasonably estimable and probable are accrued and expensed, or capitalized as appropriate. The asset recorded is recorded during the period in which it occurs and is amortized over the useful life of the related long-lived tangible asset. The liability recorded is relieved when the costs are incurred to retire the related long-lived tangible asset. The cost of each obligation is estimated based on current law and technology; accordingly, such estimates could change materially as the Company periodically evaluates and revises such estimates based on expenditures against established reserves and the availability of additional information. The Company’s asset retirement obligations are currently not material.

Pension and Other Postretirement Plans

The Company’s pension and other postretirement benefit costs and obligations are dependent on various actuarial assumptions used in calculating such amounts. The non-U.S. pension plans use economic assumptions similar to the U.S. pension plan. Significant assumptions the Company must review and set annually related to its pension and other postretirement benefit obligations are:

•	Expected long-term return on plan assets — based on long-term historical actual asset return information, the mix of investments that comprise plan assets and future estimates of long-term investment returns by reference to external sources.

•	Discount rate — reflects the rates at which benefits could effectively be settled and is based on current investment yields of high-quality fixed-income investments. Effective December 31, 2005, the Company began using a yield-curve approach to determine the assumed discount rate in the U.S. based on the timing of the cash flows of the expected future benefit payments.

•	Rate of compensation increase — based on the Company’s long-term plans for such increases. Effective April 2006, this assumption is no longer applicable to the U.S. pension plan due to the benefit accrual freeze in connection with the Company’s 2006 restructuring actions.

Differences between actual and expected asset returns on equity investments are recognized in the calculation of net periodic benefit cost over five years. The deferred amounts resulting from this averaging process did not have a significant impact on current period operating results and are not expected to have a significant effect on the Company’s results of operations for 2007.

Actual results that differ from assumptions that fall outside the “10% corridor”, as defined by SFAS No. 87, Employers’ Accounting for Pensions, are accumulated and amortized over the estimated future service period of the plan participants. For 2006, a 25 basis point change in the assumptions for asset return and discount rate would not have had a significant impact on the net periodic benefit cost.

Effective December 31, 2006, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires recognition of the funded status of a benefit plan in the statement of financial position and recognition in other comprehensive earnings of certain gains and losses that arise during the period, but are deferred under pension accounting rules.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold as “more-likely-than-not” that a tax position must meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for income taxes in interim periods, financial statement disclosure and transition rules.

The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any litigation. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution.

The Company is required to adopt the provisions of FIN 48 related to all of the Company’s tax positions for the fiscal year beginning January 1, 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings. The Company has not completed its evaluation of FIN 48 but estimates the cumulative effect to be an increase to retained earnings in the range of $0 to $20 million.

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

Contingencies and Litigation

In accordance with SFAS No. 5, Accounting for Contingencies, Lexmark records a provision for a loss contingency when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes it has adequate provisions for any such matters.

RESULTS OF OPERATIONS

Summary

To improve profitability and the Company’s cost and expense structure, Lexmark announced a number of actions in January 2006 that were implemented during the year:

•	The Company implemented a more rigorous process to improve lifetime profitability and payback on inkjet sales which resulted in a reduction of approximately 20% of its worldwide inkjet business. Although this action negatively impacted revenue in 2006, this improvement in the quality of Lexmark’s install base will have a positive effect over time.

•	The Company announced a plan to restructure its workforce, consolidate some supplies manufacturing capacity, to reduce costs and expenses in the areas of supply chain, general and administrative expense, as well as marketing and sales support functions and make certain changes to its U.S. retirement plans. During 2006, the Company incurred restructuring related charges and project costs of $135.1 million and realized approximately $60 million of total savings and expects to save approximately $80 million annually beginning in 2007. See “Restructuring Related Charges, Project Costs and Other” that follows for further discussion. Except for approximately 100 positions expected to be eliminated during 2007, the restructuring related activities were substantially complete at the end of 2006.

In 2006, Lexmark continued to make progress on its core strategic initiatives in both product segment expansion and brand development resulting in new product introductions with new families of low-end monochrome lasers, color lasers, laser MFPs and inkjet AIOs. These new products received significant industry recognition and awards.

In 2006, the Company also experienced branded unit growth in its key focus segments with strong growth in low-end monochrome lasers, color lasers, laser MFPs and inkjet AIOs.

Additionally, in late 2006, Lexmark launched the next step in its brand development initiative with the start of a new television advertising campaign along with radio, print and outdoor advertising in targeted geographic and market segments. This integrated campaign highlights Lexmark’s deep and proven experience serving 75% of the top banks, retailers and pharmacies while highlighting the opportunity for small and medium businesses and consumers to benefit from our business class expertise. The Company will continue this campaign in 2007 as Lexmark’s focus in 2007 will be to drive branded unit growth in its key growth segments.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto. The following table summarizes the results of the Company’s operations for the years ended December 31, 2006, 2005 and 2004:

	2006		2005		2004

(Dollars in Millions)	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev
Revenue	$5,108.1	100.0%	$5,221.5	100.0%	$5,313.8	100.0%
Gross profit	1,646.0	32.2	1,635.6	31.3	1,791.4	33.7
Operating expense	1,203.5	23.6	1,101.9	21.1	1,059.3	19.9
Operating income	442.5	8.7	533.7	10.2	732.1	13.8
Net earnings	338.4	6.6	356.3	6.8	568.7	10.7

During 2006, total revenue was $5.1 billion or down 2% from 2005. Laser and inkjet supplies revenue increased 3% year-to-year (“YTY”) as good growth in laser supplies was partially offset by declines in inkjet supplies. Laser and inkjet hardware revenue decreased 8% with growth in laser hardware units more than offset by the decrease in inkjet hardware units.

During 2006, in the Business segment, revenue increased 3% YTY. Laser unit shipments increased approximately 9% YTY. Laser hardware average unit revenue (“AUR”), which reflects the changes in both pricing and mix, decreased approximately 9% YTY reflecting price declines and a mix shift to low-end monochrome lasers.

During 2006, in the Consumer segment, revenue decreased 8% YTY. Inkjet unit shipments decreased approximately 20% YTY. Inkjet hardware AUR increased approximately 2% YTY as a favorable product mix shift to AIOs was partially offset by price declines.

Additionally, the Company sees the potential for continued erosion in end-user inkjet supplies demand due to the reduction in inkjet hardware unit sales reflecting both the Company’s decision to focus on more profitable printer placements and weakness in its OEM business which it is currently experiencing.

Net earnings for the year ended December 31, 2006, decreased 5% from the prior year due to lower operating income partially offset by a lower effective tax rate. Net earnings in 2006 include $135.1 million of pre-tax restructuring related charges and project costs, a $9.9 million pre-tax pension curtailment gain, $43.2 million of pre-tax stock-based compensation expense and a $14.3 million income tax benefit from the reversal of previously accrued taxes related to the finalization of certain tax audits and the expiration of various domestic and foreign statutes of limitation. Net earnings in 2005 included increased income tax expense of $51.9 million resulting from the board approval to repatriate $684 million of foreign dividends during 2005 under the American Jobs Creation Act of 2004. Net earnings in 2005 also included one-time pre-tax termination benefit charges of $10.4 million related to the workforce reduction announced in the third quarter of 2005.

Net earnings for the year ended December 31, 2005, decreased 37% compared to 2004. The decrease in net earnings was principally due to lower operating income as a result of lower gross profits and increased income tax expense as discussed above. Net earnings in 2005 also included the one-time termination benefit charges as discussed above. Net earnings in 2004 included a $20 million tax benefit due to the settlement of all outstanding issues with the Internal Revenue Service on audits for the years 1997-2001.

Revenue

The following tables provide a breakdown of the Company’s revenue by product category and market segment as well as hardware unit shipments:

Revenue by product:

(Dollars in Millions)	2006	2005	% Change	2005	2004	% Change
Laser and inkjet printers	$1,663.0	$1,799.4	(8)%	$1,799.4	$2,000.1	(10)%
Laser and inkjet supplies	3,211.6	3,117.2	3	3,117.2	2,974.8	5
Other	233.5	304.9	(23)	304.9	338.9	(10)
Total revenue	$5,108.1	$5,221.5	(2)%	$5,221.5	$5,313.8	(2)%

Unit shipments:

(Units in Millions)	2006	2005	2004
Laser units	2.1	2.0	1.7
Inkjet units	14.7	18.4	18.3

Consolidated revenue decreased 2% in both 2006 and 2005 when compared to the prior period.

During 2006, laser and inkjet supplies revenue increased 3% YTY as good growth in laser supplies was partially offset by declines in inkjet supplies. Laser and inkjet hardware revenue decreased 8% with growth in laser hardware units more than offset by the decrease in inkjet hardware units.

During 2005, laser and inkjet supplies revenue increased 5% YTY with increases in both laser and inkjet supplies. Laser and inkjet printer revenue decreased 10% YTY with decreases in both laser and inkjet printer revenue.

During 2006, 2005 and 2004, one customer, Dell, accounted for $744 million or approximately 15%, $782 million or approximately 15%, and $570 million or approximately 11% of the Company’s total revenue, respectively. Sales to Dell are included in both the Business and Consumer segments.

Revenue by market segment:

(Dollars in Millions)	2006	2005	% Change	2005	2004	% Change
Business	$2,869.1	$2,774.8	3%	$2,774.8	$2,816.6	(1)%
Consumer	2,239.0	2,446.7	(8)	2,446.7	2,497.2	(2)
Total revenue	$5,108.1	$5,221.5	(2)%	$5,221.5	$5,313.8	(2)%

Business segment

During 2006, revenue in the Business segment increased $94 million or 3% compared to 2005 principally due to higher laser supplies revenue. During 2006, laser hardware unit shipments increased approximately

9% YTY with strong growth in branded unit sales partially offset by declines in OEM unit sales. Laser hardware AUR decreased approximately 9% YTY reflecting price declines and a mix shift to low-end monochrome lasers.

During 2005, revenue in the Business segment decreased $42 million or 1% compared to 2004. This decrease was principally due to decreased hardware revenue attributable to more aggressive pricing and lower than expected supplies revenue growth. During 2005, the Company experienced a 15% unit growth in laser unit shipments, but saw significant hardware price declines and a continuing mix shift to low-end products. Laser hardware AUR was down approximately 20% in 2005 compared to 2004, reflecting the impact of pricing and a continuing unfavorable mix shift to low-end monochrome lasers.

Consumer segment

During 2006, revenue in the Consumer segment decreased $208 million or 8% compared to 2005 primarily due to decline in inkjet hardware units. During 2006, inkjet unit shipments decreased approximately 20% YTY. Inkjet hardware AUR increased approximately 2% YTY as a favorable product mix shift to AIOs was partially offset by price declines.

During 2005, revenue in the Consumer segment decreased $51 million or 2% compared to 2004. This decrease was principally due to decreased hardware revenue attributable to more aggressive pricing and promotion activities and lower than expected supplies revenue growth. During 2005, the Company experienced about flat YTY unit sales and saw significant hardware price declines. Inkjet hardware AUR was down approximately 15% in 2005 compared to 2004, reflecting the impact of pricing partially offset by a more favorable mix shift to AIOs.

Revenue by geography:

The following table provides a breakdown of the Company’s revenue by geography:

(Dollars in Millions)	2006	2005	% Change	2005	2004	% Change
United States	$2,245.3	$2,360.5	(5)%	$2,360.5	$2,397.8	(2)%
Europe	1,843.1	1,853.8	(1)	1,853.8	1,926.3	(4)
Other International	1,019.7	1,007.2	1	1,007.2	989.7	2
Total revenue	$5,108.1	$5,221.5	(2)%	$5,221.5	$5,313.8	(2)%

During 2006, revenue decreased in the U.S. primarily due to the previously-mentioned decline in inkjet hardware units. Currency exchange rates did not have a material impact on revenue in Europe and Other International geographies during 2006.

During 2005, revenue decreased in the U.S. and Europe geographies due to the previously-mentioned aggressive pricing and promotion activities and softer than expected supplies growth, partially offset by the increase in revenue in the Other International geographies when compared to 2004. Currency exchange rates did not have a material impact on revenue in Europe and Other International geographies during 2005.

Gross Profit

The following table provides gross profit information:

(Dollars in Millions)	2006	2005	Change	2005	2004	Change
Gross profit dollars	$1,646.0	$1,635.6	1%	$1,635.6	$1,791.4	(9)%
% of revenue	32.2%	31.3%	0.9pts	31.3%	33.7%	(2.4)pts

During 2006, consolidated gross profit and gross profit as a percentage of revenue increased when compared to the prior year. The change in the gross profit margin over the prior period was primarily due to a 3.3 percentage point favorable mix shift among products, mostly from a decrease in the percentage of inkjet hardware and an increase in laser supplies, partially offset by a decrease in hardware margins in both inkjet and lasers. Gross profit in 2006 also included $42.1 million (or a 0.8 percentage point impact) of restructuring related charges, primarily relating to accelerated depreciation, and project costs. See “Restructuring Related Charges, Project Costs and Other” that follows for further discussion. Gross profit in 2006 also included $6.0 million of stock-based compensation expense.

During 2005, consolidated gross profit and gross profit as a percentage of revenue decreased when compared to the prior year. The change in the gross profit margin from 2004 was principally due to lower product margins of 5.2 percentage points which was mostly printer driven, partially offset by a 2.8 percentage point favorable mix shift among products toward supplies.

During 2005, the Company continued efforts begun in 2002 to execute supplier managed inventory (“SMI”) agreements with its primary suppliers to improve the efficiency of the supply chain. In instances where a non-cancelable commitment is made to purchase product at a cost greater than the expected sales price, the Company’s accounting policy is to recognize a liability and related expense for future losses. During 2005, several products transitioned to SMI agreements that were not previously under such agreements. The pre-tax benefit in 2005 to the Company of this transition was approximately $49 million which was reflected as lower adverse purchase commitment charges. The benefit of products transitioning to SMI agreements in 2004 was approximately $18 million. As of December 31, 2005, the significant majority of major printer suppliers were under new SMI agreements. There was no measurable benefit of products transitioning to SMI agreements in 2006. Any impact on future operations would depend upon factors such as the Company’s ability to negotiate new SMI agreements and future market pricing and product costs.

Operating Expense

The following table presents information regarding the Company’s operating expenses during the periods indicated:

	2006		2005		2004
(Dollars in Millions)	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev
Research and development	$370.5	7.3%	$336.4	6.4%	$312.7	5.9%
Selling, general & administrative	761.8	14.9	755.1	14.5	746.6	14.0
Restructuring and other, net	71.2	1.4	10.4	0.2	—	—
Total operating expense	$1,203.5	23.6%	$1,101.9	21.1%	$1,059.3	19.9%

Research and development increased in 2006 and 2005 compared to the prior year due to the Company’s continued acceleration of investment to support product and solution development. This investment has led to new products and solutions aimed at targeted growth segments. Additionally, research and development in 2006 includes $6.9 million of stock-based compensation expense.

Selling, general and administrative expense in 2006 includes $30.3 million of stock-based compensation expense and $11.9 million of project costs related to the 2006 restructuring. See “Restructuring Related Charges, Project Costs and Other” that follows for further discussion.

Restructuring and other, net, in 2006 includes $81.1 million of restructuring related charges for the 2006 restructuring plan partially offset by a $9.9 million pension curtailment gain from the pension plan freeze. In 2005, the Company incurred $10.4 million of one-time termination benefit charges related to the 2005 workforce reduction. See “Restructuring Related Charges, Project Costs and Other” that follows for further discussion.

Operating Income (Loss)

The following table provides operating income by market segment:

(Dollars in Millions)	2006	2005	Change		2005	2004	Change

Business	$600.1	$661.0	(9)%		$661.0	$752.2	(12)%
% of segment revenue	20.9%	23.8%	(2.9	)pts	23.8%	26.7%	(2.9	)pts
Consumer	246.0	232.1	6%		232.1	333.2	(30)%
% of segment revenue	11.0%	9.5%	1.5pts		9.5%	13.3%	(3.8	)pts
All other	(403.6)	(359.4)	(12)%		(359.4)	(353.3)	(2)%

Total operating income (loss)	$442.5	$533.7	(17)%		$533.7	$732.1	(27)%
% of total revenue	8.7%	10.2%	(1.5	)pts	10.2%	13.8%	(3.6	)pts

During 2006, the decrease in consolidated operating income was primarily attributable to a $102 million increase in operating expenses as discussed above partially offset by a $10 million increase in gross profit. Operating income for the Business segment decreased $61 million due to lower gross profits, the impact of restructuring related charges and project costs and the increased investment in research and development. Operating income for the Consumer segment increased $14 million due to increased gross profits partially offset by the impact of restructuring related charges and project costs.

During 2006, the Company incurred restructuring related charges and project costs of $35.9 million in its Business segment, $57.2 million in its Consumer segment and $42.0 million in All other. All other operating income also includes a $9.9 million pension curtailment gain from the pension plan freeze.

During 2005, the decrease in consolidated operating income was primarily due to a $156 million decrease in gross profit attributable to gross profit margin erosion and a $43 million increase in operating expenses compared to 2004. Operating income for the Business and Consumer segments decreased $91 million and $101 million, respectively, compared to 2004 primarily due to lower gross profits attributable to lower revenues and lower product margins in each segment.

During 2005, the Company incurred one-time termination benefit charges of $10.4 million related to its 2005 Workforce Reduction plan. For the $10.4 million of one-time termination benefit charges, the Company recorded $6.5 million in its Business segment, $2.6 million in its Consumer segment and $1.3 million in All other.

Interest and Other

The following table provides interest and other information:

(Dollars in Millions)	2006	2005	2004

Interest (income) expense, net	$(22.1)	$(26.5)	$(14.5)
Other expense (income), net	5.3	6.5	0.1

Total interest and other (income) expense, net	$(16.8)	$(20.0)	$(14.4)

Total interest and other (income) expense, net, was income of $17 million in 2006 compared to income of $20 million in 2005. This decrease was primarily due to lower interest income in 2006 compared to the prior year as a result of a decreased level of cash and marketable securities held by the Company during the year partially offset by higher interest rates in 2006 compared to 2005.

Total interest and other (income) expense, net, was income of $20 million in 2005 compared to income of $14 million in 2004. This increase was primarily due to $12 million of additional interest income attributable to higher interest rates in 2005 compared to 2004, partially offset by foreign exchange losses of $4 million in 2005 compared to foreign exchange gains of $2 million in 2004.

Provision for Income Taxes and Related Matters

The Company’s effective income tax rate was approximately 26.3%, 35.6% and 23.8% in 2006, 2005 and 2004, respectively.

The 2006 effective income tax rate included $14.3 million from the reversal of previously accrued taxes related to the finalization of certain tax audits and the expiration of various domestic and foreign statutes of limitation.

The 2005 effective income tax rate was impacted by the American Jobs Creation Act of 2004 (the “AJCA”) signed by the President of the U.S. on October 22, 2004. The AJCA created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends-received deduction for certain dividends from controlled foreign corporations. On April 28, 2005, the Company’s board of directors approved a Domestic Reinvestment Plan (“DRP”) under the AJCA. Pursuant to the DRP, the Company repatriated $684 million for which it will claim the 85 percent dividends-received deduction provided by the AJCA. The Company’s 2005 income tax provision included $51.9 million to cover the Federal, State, and foreign income taxes the Company has estimated it would owe in connection with its repatriation of the $684 million.

During 2004, the Internal Revenue Service (“IRS”) completed its examination of the Company’s income tax returns for all years through 2001. As a result of the completion of those audits, the Company reversed previously accrued taxes, reducing the income tax provision by $20 million in the third quarter of 2004.

The IRS has started its examination of tax years 2004 and 2005. The Company and its subsidiaries are also subject to tax examinations in various state and foreign jurisdictions. The Company believes that adequate amounts have been provided for any adjustments that may result from these examinations.

During 2006, the Company was subject to a tax holiday in Switzerland with respect to the earnings of one of the Company’s wholly-owned Swiss subsidiaries. The holiday expired at the end of 2006. The benefit derived from the tax holiday was $1.6 million in 2006, $11.5 million in 2005 and $4.9 million in 2004.

The Company has non-U.S. tax loss carryforwards of $123.4 million, of which $107.3 million are subject to a valuation allowance. For the remaining $16.1 million of loss carryforwards, $14.9 million have an indefinite carryforward period and $1.2 million will expire from 2009 to 2013. The Company believes that, for all tax loss carryforwards where a valuation allowance has not been provided, the assets will be realized because there will be sufficient income in the future to absorb the losses.

On November 10, 2005, the FASB issued Staff Position (“FSP”) No. FAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP 123R-3”). The Company has elected to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon the adoption of SFAS 123R.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. See Part II, Item 8, Note 2 of the Notes to Consolidated Financial Statements for further discussion. The Company is required to adopt FIN 48 for the fiscal year beginning January 1, 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings. The Company has not completed its evaluation of FIN 48 but estimates the cumulative effect to be an increase to retained earnings in the range of $0 to $20 million.

Net Earnings

Net earnings for the year ended December 31, 2006, decreased 5% from the prior year due to lower operating income partially offset by a lower effective tax rate. Net earnings in 2006 include $135.1 million of pre-tax restructuring related charges and project costs, a $9.9 million pre-tax pension curtailment gain, $43.2 million of pre-tax stock-based compensation expense and a $14.3 million income tax benefit from the reversal of previously accrued taxes related to the finalization of certain tax audits and the expiration of various domestic and foreign statutes of limitation. Net earnings in 2005 included increased income tax expense of $51.9 million resulting from the board approval to repatriate $684 million of foreign dividends during 2005 under the American Jobs Creation Act of 2004. Net earnings in 2005 also included one-time pre-tax termination benefit charges of $10.4 million related to the workforce reduction announced in the third quarter of 2005.

Net earnings for the year ended December 31, 2005, decreased 37% compared to 2004. The decrease in net earnings was principally due to lower operating income as a result of lower gross profits and increased income tax expense as discussed above. Net earnings in 2005 also included the one-time termination benefit charges as discussed above. Net earnings in 2004 included a $20 million income tax benefit due to the settlement of all outstanding issues with the Internal Revenue Service on audits for the years 1997-2001.

Earnings per Share

The following table summarizes basic and diluted net earnings per share:

	2006	2005	2004

Net earnings per share:
Basic	$3.29	$2.94	$4.38
Diluted	3.27	2.91	4.28

For the year ended December 31, 2006, both basic and diluted net earnings per share include the restructuring related charges and project costs, pension curtailment gain, stock-based compensation expense and income tax benefit as discussed above. The increases over the prior year in basic and diluted net earnings per share were primarily attributable to the decrease in the average number of shares outstanding, primarily due to the Company’s stock repurchases.

For the year ended December 31, 2005, both basic and diluted net earnings per share included increased income tax expense as discussed above. The decreases in basic and diluted net earnings per share were primarily attributable to decreased net earnings partially offset by the decrease in the average number of shares outstanding due to the Company’s stock repurchases. For the year ended December 31, 2004, both basic and diluted net earnings per share included a benefit associated with the previously-mentioned tax settlement.

RESTRUCTURING RELATED CHARGES, PROJECT COSTS AND OTHER

2006 Restructuring

During the first quarter of 2006, the Company approved a plan to restructure its workforce, consolidate some manufacturing capacity and make certain changes to its U.S. retirement plans (collectively referred to as the “2006 actions”).

The workforce restructuring eliminated or transferred over 1,400 positions from various business functions and job classes, with over 850 positions being eliminated, and over 550 positions being transferred from various locations primarily to low-cost countries. As previously reported in 2006, an additional 100 positions are expected to be eliminated during 2007. Lexmark consolidated its manufacturing capacity to reduce manufacturing costs, including the closure of its Rosyth, Scotland inkjet cartridge manufacturing facility and Orleans, France laser toner facilities, and reduced its operating expenses, particularly in the areas of supply chain, general and administrative and marketing and sales support.

Lexmark also froze pension benefits in its defined benefit pension plan for U.S. employees, effective April 3, 2006, and at the same time changed from a maximum Company matching contribution of three percent of eligible compensation to an automatic Company contribution of one percent and a maximum Company matching contribution of five percent to Lexmark’s existing 401(k) plan. Additionally, for 2006, the Company is making a six percent contribution to a nonqualified deferred compensation plan on compensation amounts in excess of IRS qualified plan limits.

Except for the additional 100 positions mentioned above, the restructuring related activities were substantially complete at the end of 2006.

For the year ended December 31, 2006, the Company incurred net charges of $111.2 million for the 2006 actions as follows:

(Dollars in Millions)

Accelerated depreciation charges	$40.0
Employee termination benefit charges	75.9
Contract termination charges	5.2

Subtotal restructuring related charges	121.1
Defined benefit pension plan freeze	(9.9)

Total restructuring related charges and other, net	$111.2

The accelerated depreciation charges were determined in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and resulted from the Company’s decision to close certain manufacturing facilities in Europe. The accelerated depreciation charges are included in Cost of revenue on the Consolidated Statements of Earnings.

Employee termination benefit charges were accrued in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), and SFAS No. 112, Employers’ Accounting for Postemployment Benefits, as appropriate. Employee termination benefit charges include severance, medical and other benefits. Contract termination and lease charges were also accrued in accordance with SFAS 146. Employee termination benefit charges, contract termination and lease charges and the defined benefit pension plan freeze are included in Restructuring and other, net on the Consolidated Statements of Earnings.

The following table presents a rollforward of the liability incurred for employee termination benefit and contract termination and lease charges in connection with the restructuring related activities. The liability is included in Accrued liabilities on the Company’s Consolidated Statements of Financial Position.

(Dollars in Millions)

Balance at January 1, 2006	$—
Costs incurred	81.1
Payments	(46.6)
Other(1)	(4.4)

Balance at December 31, 2006	$30.1

(1)	Other consists primarily of special termination benefits that are paid out of the U.S. pension plan.

For the year ended December 31, 2006, the Company incurred total restructuring related charges of $121.1 million. The Company incurred restructuring related charges of $35.2 million in its Business segment, $54.7 million in its Consumer segment and $31.2 million in All other. All other operating income also included a $9.9 million pension plan freeze benefit.

The Company also incurred additional charges related to the execution of the Company’s restructuring related activities (referred to as “project costs”). The project costs are incremental to the Company’s normal operating charges and are expensed as incurred. Project costs include such items as travel and employee relocation associated with the Company’s restructuring related activities.

For the year ended December 31, 2006, the Company incurred net charges, including project costs, of $125.2 million for the 2006 actions as follows:

	Restructuring
	Related Charges &
(Dollars in Millions)	Other (Note 4)	Project Costs	Total

Accelerated depreciation charges / project costs	$40.0	$2.1	$42.1
Employee termination benefit charges / project costs	75.9	11.9	87.8
Contract termination and lease charges	5.2	—	5.2

Subtotal restructuring related charges / project costs	121.1	14.0	135.1
Defined benefit pension plan freeze	(9.9)	—	(9.9)

Total restructuring related charges, project costs and other, net	$111.2	$14.0	$125.2

For the year ended December 31, 2006, the Company incurred restructuring related charges and project costs of $35.9 million in its Business segment, $57.2 million in its Consumer segment and $42.0 million in All other. All other operating income also included a $9.9 million pension plan freeze benefit. During 2006, the Company realized approximately $60 million of total savings related to the 2006 actions including the pension curtailment gain, with approximately 55% benefiting cost of revenue and 45% benefiting operating expense.

The restructuring related activities, substantially completed at year-end 2006, are expected to save approximately $80 million beginning in 2007 with approximately 65% benefiting cost of revenue and 35% benefiting operating expense.

The remaining accrued liability balance as noted above is expected to be substantially paid out by the end of 2007. These payments will relate primarily to employee termination benefits. Additionally, the Company expects to sell the Rosyth, Scotland facility to a third party in the first quarter of 2007.

2005 Workforce Reduction

In order to optimize the Company’s expense structure, the Company approved a plan during the third quarter of 2005 that would reduce its workforce by approximately 275 employees worldwide from various business functions and job classes. The separation of the affected employees was completed by December 31, 2005.

As of December 31, 2005, the Company incurred one-time termination benefit charges of $10.4 million related to the plan that is included in Restructuring and other, net on the Consolidated Statements of Earnings. For the $10.4 million of one-time termination benefit charges, the Company recorded $6.5 million in its Business segment, $2.6 million in its Consumer segment and $1.3 million in All other.

PENSION AND OTHER POSTRETIREMENT PLANS

The following table provides the total pre-tax cost related to Lexmark’s retirement plans for the years 2006, 2005 and 2004. Cost amounts are included as an addition to the Company’s cost and expense amounts in the Consolidated Statements of Earnings.

(Dollars in Millions)	2006	2005	2004

Total cost of pension and other postretirement plans	$34.4	$43.8	$27.5

Comprised of:
Defined benefit pension plans	$12.5	$26.1	$9.5
Defined contribution plans	20.5	13.6	12.8
Other postretirement plans	1.4	4.1	5.2

The increase in the cost of defined benefit pension plans in 2005 was primarily due to the recognition of previous years’ investment losses and a curtailment loss due to restructuring in the U.S. The decrease in the cost of defined benefit pension plans in 2006 was primarily due to the $9.9 million one-time curtailment gain from the freezing of benefit accruals in the U.S. which is not expected to recur. Refer to Part II, Item 8, Note 4 of the Notes to Consolidated Financial Statements for further details.

The increase in the cost of defined contribution plans in 2006 was primarily due to the enhancement of benefits in the U.S. Refer to Part II, Item 8, Note 4 of the Notes to Consolidated Financial Statements for further details. The decrease in the cost of other postretirement plans in 2006 was primarily due to plan design changes.

Changes in actuarial assumptions did not have a significant impact on the Company’s results of operations in 2006, nor are they expected to have a material effect in 2007. Future effects of retirement-related benefits on the operating results of the Company depend on economic conditions, employee demographics, mortality rates and investment performance. Refer to Part II, Item 8, Note 14 of the Notes to Consolidated Financial Statements for additional information relating to the Company’s pension and other postretirement plans.

The Pension Protection Act of 2006 (“the Act”) was enacted on August 17, 2006. Most of its provisions will become effective in 2008. The Act significantly changes the funding requirements for single-employer defined benefit pension plans. The funding requirements will now largely be based on a plan’s calculated funded status, with faster amortization of any shortfalls or surpluses. The Act directs the U.S. Treasury Department to develop a new yield curve to discount pension obligations for determining the funded status of a plan when calculating the funding requirements. The provisions of the Act are not expected to have material impact on the Company’s financial position, results of operations and cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position

Lexmark’s financial position remains strong at December 31, 2006, with working capital of $506 million compared to $936 million at December 31, 2005. The decrease in working capital accounts was primarily due to lower cash and cash equivalents and marketable securities in 2006 resulting primarily from the Company’s stock repurchase activity. At December 31, 2006, the Company had $149.8 of long-term debt and no short-term debt outstanding. The debt to total capital ratio was 13% at December 31, 2006, compared to 9% at December 31, 2005. The Company had no amounts outstanding under its U.S. trade receivables financing program or its revolving credit facility at December 31, 2006.

Liquidity

The following table summarizes the results of the Company’s Consolidated Statements of Cash Flows for the years indicated:

(Dollars in Millions)	2006	2005	2004

Net cash flows provided by (used for):
Operating activities	$670.9	$576.4	$775.4
Investing activities	112.7	4.9	(688.1)
Financing activities	(808.7)	(1,036.9)	(209.4)
Effect of exchange rate changes on cash	1.4	(2.3)	3.7

Net decrease in cash and cash equivalents	$(23.7)	$(457.9)	$(118.4)

The Company’s primary source of liquidity has been cash generated by operations, which totaled $671 million, $576 million and $775 million in 2006, 2005 and 2004, respectively. Cash from operations generally has been sufficient to allow the Company to fund its working capital needs and finance its capital expenditures during these periods along with the repurchase of approximately $0.9 billion, $1.1 billion, and $0.3 billion of its Class A Common Stock during 2006, 2005 and 2004, respectively. Management believes that cash provided by operations will continue to be sufficient to meet operating and capital needs. However, in the event that cash from operations is not sufficient, the Company has other potential sources of cash through utilization of its accounts receivable financing program, revolving credit facility or other financing sources.

Operating activities

The increase in cash flows from operating activities from 2005 to 2006 resulted from favorable changes in Accrued liabilities and Accounts payable partially offset by unfavorable changes in Inventories and various other assets and liabilities accounts. The change noted in Accrued liabilities was primarily due to increases in salary and incentive compensation accruals and related payments of $67 million, favorable changes in derivative liabilities of $42 million and increases in restructuring related accruals of $28 million compared to the prior year. Accounts payable balances can fluctuate significantly between periods due to the timing of payments to suppliers. The Company’s days of inventory increased from 44 days at December 31, 2005, to 46 days at December 31, 2006, primarily due to increased supplies inventory. The change noted in the Other assets and liabilities line item in 2006 on the Consolidated Statements of Cash Flows was primarily attributable to changes in various income tax-related accounts from 2005. Although not a significant component of the change in cash flows from operating activities, the Company’s days of sales outstanding were 35 days at December 31, 2006, compared to 39 days at December 31, 2005.

The decrease in cash flows from operating activities from 2004 to 2005 was primarily due to decreased earnings. The cash flow changes in working capital accounts were principally due to the Company’s continued focus on cash cycle management and timing of payments. Trade receivables decreased from 2004 as December 2005 sales were lower than the prior year. The Company’s days of sales outstanding were 39 days at December 31, 2005, up slightly from 38 days at December 31, 2004. The Company’s days of inventory decreased from 47 days at December 31, 2004, to 44 days at December 31, 2005, due to the Company’s continued focus on inventory management. Accounts payable decreased from 2004 primarily due to the timing of payments to suppliers. The changes noted in the Accrued liabilities and Other assets and liabilities line items in 2005 were primarily attributable to decreases in the Company’s derivative liabilities, decreases in compensation accruals and changes in various income tax-related accounts from 2004.

The days of sales outstanding is calculated on a three-month moving average based on gross accounts receivable, net of allowances for doubtful accounts and product returns, and is adjusted for certain accounts receivable items which have no corresponding revenue, such as value-added taxes. The days of inventory is calculated on a three-month moving average based on annualized cost of goods sold excluding any restructuring related charges and project costs. The days of sales outstanding and days of inventory calculations are non-GAAP measures and based on internal definitions and may not be comparable to other companies’ calculations.

Cash flows from operations were reduced during 2006, 2005 and 2004 by $4 million, $3 million and $53 million, respectively, due to contributions to the Company’s defined benefit pension plans. See Part II, Item 8, Note 14 of the Notes to Consolidated Financial Statements for more information regarding the Company pension and other postretirement plans.

In connection with the 2006 restructuring, the remaining accrued liability balance at December 31, 2006, of $30.1 million, is expected to be substantially paid out by the end of 2007. These payments will relate primarily to employee termination benefits.

As of December 31, 2006, the Company had accrued approximately $98 million for pending copyright fee issues, including litigation proceedings, local legislative initiatives and/or negotiations with the parties involved. These accruals are included in Accrued liabilities on the Consolidated Statements of Financial Position. Refer to Part II, Item 8, Note 16 of the Notes to Consolidated Financial Statements for additional information.

Investing activities

The Company began investing in marketable securities during the third quarter of 2003, which resulted in a net use of cash of $490 million in 2004. The Company decreased its marketable securities investments in 2005 by $220 million and by $315 million in 2006 due to its share repurchase program activity. Refer to the section, Stock Repurchase, which follows for further discussion of the Company’s stock repurchase program during 2006.

The Company spent $200 million, $201 million and $198 million on capital expenditures during 2006, 2005 and 2004, respectively. The capital expenditures in 2006 were related to new product development, infrastructure support and manufacturing capacity expansion.

Financing activities

The fluctuations in the net cash flows from financing activities were principally due to the Company’s share repurchase activity. The Company repurchased $0.9 billion, $1.1 billion and $0.3 billion of treasury stock during 2006, 2005 and 2004, respectively.

Credit Facility

Effective January 20, 2005, Lexmark entered into a $300 million 5-year senior, unsecured, multi-currency revolving credit facility with a group of banks. Upon entering into the credit agreement, the Company terminated the prior $300 million unsecured, revolving credit facility that was due to expire on May 29, 2005. There were no amounts outstanding under the prior facility upon its termination. Under the credit facility, the Company may borrow in dollars, euros, British pounds sterling and Japanese yen. Under certain circumstances, the aggregate amount available under the facility may be increased to a maximum of $500 million. As of December 31, 2006 and 2005, there were no amounts outstanding under the credit facility.

Lexmark’s credit agreement contains usual and customary default provisions, leverage and interest coverage restrictions and certain restrictions on secured and subsidiary debt, disposition of assets, liens and mergers and acquisitions. The $300 million credit facility has a maturity date of January 20, 2010.

Interest on all borrowings under the facility depends upon the type of loan, namely alternative base rate loans, swingline loans or eurocurrency loans. Alternative base rate loans bear interest at the greater of the prime rate or the federal funds rate plus one-half of one percent. Swingline loans (limited to $50 million) bear interest at an agreed upon rate at the time of the borrowing. Eurocurrency loans bear interest at the sum of (i) a London Interbank Offered Rate (“LIBOR”) for the applicable currency and interest period and (ii) an interest rate spread based upon the Company’s debt ratings ranging from 0.18% to 0.80%. In addition, Lexmark is required to pay a facility fee on the $300 million line of credit of 0.07% to 0.20% based upon the Company’s debt ratings. The interest and facility fees are payable at least quarterly.

Long-term Debt

Lexmark has outstanding $150.0 million principal amount of 6.75% senior notes due May 15, 2008, which was initially priced at 98.998%, to yield 6.89% to maturity. A balance of $149.8 million (net of unamortized discount of $0.2 million) was outstanding at December 31, 2006. At December 31, 2005, the balance was $149.6 million (net of unamortized discount of $0.4 million). The senior notes contain typical restrictions on liens, sale leaseback transactions, mergers and sales of assets. There are no sinking fund requirements on the senior notes and they may be redeemed at any time at the option of the Company, at a redemption price as described in the related indenture agreement, as supplemented and amended, in whole or in part.

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

Contractual Cash Obligations

The following table summarizes the Company’s contractual obligations at December 31, 2006:

		Less than	1-3	3-5	More than
(Dollars in Millions)	Total	1 Year	Years	Years	5 Years

Long-term debt	$150	$—	$150	$—	$—
Capital leases	6	3	3	—	—
Operating leases	130	37	50	26	17
Purchase obligations	207	207	—	—	—
Other long-term liabilities	24	—	6	2	16

Total contractual obligations	$517	$247	$209	$28	$33

Purchase obligations reported in the table above include agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

The Company’s funding policy for its pension plans is to fund minimum amounts according to the regulatory requirements under which the plans operate. From time to time, the Company may choose to fund amounts in excess of the minimum for various reasons. The annual funding of pension obligations are not expected to be material and are not shown above.

Trade Receivables Facility

In October 2004, the Company entered into an amended and restated agreement to sell a portion of its trade receivables on a limited recourse basis. The amended agreement allows for a maximum capital availability of $200 million under this facility. The primary purpose of the amendment was to extend the term of the facility to October 16, 2007, with required annual renewal of commitments in October 2005 and 2006. In October 2006, the facility was renewed until October 5, 2007.

This facility contains customary affirmative and negative covenants as well as specific provisions related to the quality of the accounts receivables sold. As collections reduce previously sold receivables, the Company may replenish these with new receivables. Lexmark bears a limited risk of bad debt losses on the trade receivables sold, since the Company over-collateralizes the receivables sold with additional eligible receivables. Lexmark addresses this risk of loss in its allowance for doubtful accounts. Receivables sold to the unrelated third-party may not include amounts over 90 days past due or concentrations over certain limits with any one customer. The facility also contains customary cash control triggering events which, if triggered, could adversely affect the Company’s liquidity and/or its ability to sell trade receivables. A downgrade in the Company’s credit rating could reduce the Company’s ability to sell trade receivables. At December 31, 2006 and 2005, there were no trade receivables outstanding under the facility.

Off-Balance Sheet Arrangements

At December 31, 2006 and 2005, the Company did not have any off-balance sheet arrangements. The Company maintains a facility whereby it may sell trade receivables to an unrelated third party as discussed above.

Stock Repurchase

In January 2006, the Company received authorization from the board of directors to repurchase an additional $1.0 billion of its Class A Common Stock for a total repurchase authority of $3.9 billion. As of December 31, 2006, there was approximately $0.5 billion of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During 2006, the Company repurchased approximately 16.5 million shares at a cost of approximately $0.9 billion. As of December 31, 2006, since the inception of the program in April 1996, the Company had repurchased approximately 71.4 million shares for an aggregate cost of approximately $3.4 billion. As of December 31, 2006, the Company had reissued approximately 0.5 million shares of previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million and 16.0 million shares of treasury stock in 2005 and 2006, respectively, the net treasury shares outstanding at December 31, 2006, were 10.9 million.

On December 20, 2005 and October 26, 2006, the Company received authorization from the board of directors to retire 44.0 million and 16.0 million shares, respectively, of the Company’s Class A Common Stock currently held in the Company’s treasury as treasury stock. The retired shares resumed the status of authorized but unissued shares of Class A Common Stock. Refer to the Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings for the effects on Common stock, Capital in excess of par, Retained earnings and Treasury stock from the retirement of the 44.0 million shares of Class A Common Stock in 2005 and 16.0 million shares of Class A Common Stock in 2006.

CAPITAL EXPENDITURES

Capital expenditures totaled $200 million, $201 million and $198 million in 2006, 2005 and 2004, respectively. The capital expenditures in 2006 were attributable to new product development, infrastructure support and manufacturing capacity expansion. During 2007, the Company expects capital expenditures to be approximately $235 million, primarily attributable to new product development, infrastructure support and manufacturing capacity expansion. The capital expenditures are expected to be funded through cash from operations.

EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

Revenue derived from international sales, including exports from the U.S., accounts for approximately 56% of the Company’s consolidated revenue, with Europe accounting for approximately two-thirds of international sales. Substantially all foreign subsidiaries maintain their accounting records in their local currencies. Consequently, period-to-period comparability of results of operations is affected by fluctuations in currency exchange rates. Certain of the Company’s Latin American and European entities use the U.S. dollar as their functional currency.

Currency exchange rates have had less of an impact on international revenue in recent years. In 2006 and 2005, currency exchange rates did not have a material impact on operating income, while the 2004 operating income was materially positively affected by exchange rate fluctuations. The Company acts to neutralize the effects of exchange rate fluctuations through the use of operational hedges, such as pricing actions and product sourcing decisions.

The Company’s exposure to exchange rate fluctuations generally cannot be minimized solely through the use of operational hedges. Therefore, the Company utilizes financial instruments such as forward exchange contracts and currency options to reduce the impact of exchange rate fluctuations on actual and anticipated cash flow exposures and certain assets and liabilities, which arise from transactions denominated in currencies other than the functional currency. The Company does not purchase currency-related financial instruments for purposes other than exchange rate risk management.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amends the guidance in Accounting Research Bulletin No. 43 (“ARB 43”), Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . .under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . .”. SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal”. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151, effective January 1, 2006, did not have a material impact on the Company’s financial position, results of operations and cash flows.

In December 2004, the FASB issued SFAS 123R. SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized in the financial statements based on their fair value. Refer to Note 3 of the Notes to the Consolidated Financial Statements for further discussion.

In September 2005, the FASB reached a final consensus on Emerging Issues Task Force (“EITF”) Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (“EITF 04-13”). EITF 04-13 concludes that two or more legally separate exchange transactions with the same counterparty should be combined and considered as a single arrangement for purposes of applying APB Opinion No. 29, Accounting for Nonmonetary Transactions, when the transactions were entered into “in contemplation” of one another. The consensus contains several indicators to be considered in assessing whether two transactions are entered into in contemplation of one another. If, based on consideration of the indicators and the substance of the arrangement, two transactions are combined and considered a single arrangement, an exchange of finished goods inventory for either raw material or work-in-process should be accounted for at fair value. The provisions of EITF 04-13 should be applied to transactions completed in reporting periods beginning after March 15, 2006. The adoption of EITF 04-13, effective April 1, 2006, did not have a material impact on the Company’s financial position, results of operations and cash flows.

In October 2005, the FASB issued Staff Position (“FSP”) No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period (“FSP 13-1”). FSP 13-1 was issued to address the accounting for rental costs associated with ground or building operating leases that are incurred during a construction period. FSP 13-1 concludes that these rental costs shall be recognized as rental expense and included in income from continuing operations. The guidance in FSP 13-1 shall be applied to the first reporting period beginning after December 15, 2005. The adoption of FSP 13-1, effective January 1, 2006, did not have a material impact on the Company’s financial position, results of operations and cash flows.

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

In June 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”). EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 concludes that the presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The provisions of EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006, with earlier adoption permitted. The provisions of EITF 06-3 will not impact the Company’s financial position, results of operations and cash flows upon adoption.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company has not completed its evaluation of FIN 48 but estimates the cumulative effect to be an increase to retained earnings in the range of $0 to $20 million.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with earlier adoption permitted. The provisions of SFAS 157 should be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with limited exceptions. The Company is currently evaluating the provisions of SFAS 157.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”) expressing the Staff’s views regarding the process of quantifying financial statement misstatements. There have been two widely-recognized methods for quantifying the effects of financial statement errors: the “rollover” method and the “iron curtain” method. The rollover method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of the error on each of the entity’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it essentially requires quantification of errors under both the iron curtain and the rollover methods. The provisions of SAB 108 are applicable to annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company’s financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)

(“SFAS 158”). SFAS 158 requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to:

a.	Recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the benefit obligation, in its statement of financial position. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation.

b.	Recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, Employers’ Accounting for Pensions, or SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. Amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs or credits, and the transition asset or obligation remaining from the initial application of SFAS No. 87 and SFAS No. 106, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those Statements.

c.	Measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions).

d.	Disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.

An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. Retrospective application is not permitted. The adoption of SFAS 158 did not have a material impact on the Company’s results of operations and cash flows. Refer to Part II, Item 8, Note 14 of the Notes to the Consolidated Financial Statements for discussion of the impact of adoption on the Company’s financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”). SFAS 159 provides entities with the option to report selected financial assets and liabilities at fair value. Business entities adopting SFAS 159 will report unrealized gains and losses in earnings at each subsequent reporting date on items for which the fair value option has been elected. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires additional information that will help investors and other financial statement users to understand the effect of an entity’s choice to use fair value on its earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company is currently evaluating the impact of SFAS 159.

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

Interest Rates

At December 31, 2006, the fair value of the Company’s senior notes was estimated at $152 million using quoted market prices and yields obtained through independent pricing sources for the same or similar types of borrowing arrangements, taking into consideration the underlying terms of the debt. The fair value of the senior notes exceeded the carrying value as recorded in the Consolidated Statements of Financial Position at December 31, 2006, by approximately $2 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $1 million at December 31, 2006.

The Company has interest rate swaps that serve as a fair value hedge of the Company’s senior notes. The fair value of the interest rate swaps at December 31, 2006, was a liability of $2 million. Market risk for the interest rate swaps is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $1 million at December 31, 2006.

Foreign Currency Exchange Rates

The Company employs a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the Company’s functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the Company is exposed include the euro, the Mexican peso, the Canadian dollar, the British pound, the Australian dollar and other Asian and South American currencies. Exposures are hedged with foreign currency forward contracts, put options, and call options generally with maturity dates of twelve months or less. The potential loss in fair value at December 31, 2006, for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $29 million. This loss would be mitigated by corresponding gains on the underlying exposures.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Lexmark International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS
For the years ended December 31, 2006, 2005 and 2004
(In Millions, Except Per Share Amounts)

	2006	2005	2004
Revenue	$5,108.1	$5,221.5	$5,313.8
Cost of revenue	3,462.1	3,585.9	3,522.4
Gross profit	1,646.0	1,635.6	1,791.4
Research and development	370.5	336.4	312.7
Selling, general and administrative	761.8	755.1	746.6
Restructuring and other, net	71.2	10.4	—
Operating expense	1,203.5	1,101.9	1,059.3
Operating income	442.5	533.7	732.1
Interest (income) expense, net	(22.1)	(26.5)	(14.5)
Other expense (income), net	5.3	6.5	0.1
Earnings before income taxes	459.3	553.7	746.5
Provision for income taxes	120.9	197.4	177.8
Net earnings	$338.4	$356.3	$568.7
Net earnings per share:
Basic	$3.29	$2.94	$4.38
Diluted	$3.27	$2.91	$4.28
Shares used in per share calculation:
Basic	102.8	121.0	129.7
Diluted	103.5	122.3	132.9

See notes to consolidated financial statements.

Lexmark International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
As of December 31, 2006 and 2005
(In Millions)

	2006	2005

ASSETS

Current assets:
Cash and cash equivalents	$144.6	$168.3
Marketable securities	406.3	720.5
Trade receivables, net of allowances of $38.0 in 2006 and $37.4 in 2005	584.3	650.9
Inventories	457.8	409.2
Prepaid expenses and other current assets	237.0	220.7

Total current assets	1,830.0	2,169.6

Property, plant and equipment, net	846.8	832.2
Other assets	172.2	328.3

Total assets	$2,849.0	$3,330.1

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$600.3	$572.8
Accrued liabilities	723.7	660.9

Total current liabilities	1,324.0	1,233.7

Long-term debt	149.8	149.6
Other liabilities	340.0	518.1

Total liabilities	1,813.8	1,901.4

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 1.6 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value:
Class A, 900.0 shares authorized; 97.0 and 111.9 outstanding in 2006 and 2005, respectively	1.1	1.2
Class B, 10.0 shares authorized; no shares issued and outstanding	—	—
Capital in excess of par	827.3	832.5
Retained earnings	627.5	988.8
Treasury stock, net; at cost; 10.9 and 10.5 shares in 2006 and 2005, respectively	(289.8)	(230.5)
Accumulated other comprehensive loss	(130.9)	(163.3)

Total stockholders’ equity	1,035.2	1,428.7

Total liabilities and stockholders’ equity	$2,849.0	$3,330.1

See notes to consolidated financial statements.

Lexmark International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2006, 2005 and 2004
(In Millions)

	2006	2005	2004

Cash flows from operating activities:

Net earnings	$338.4	$356.3	$568.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	200.9	158.5	134.9
Deferred taxes	(21.9)	(22.3)	(6.7)
Stock-based compensation expense	43.2	4.1	4.6
Tax shortfall from employee stock plans	(0.7)	—	—
Tax benefits from employee stock plans	—	15.8	43.6
Other	3.3	34.7	6.5

	563.2	547.1	751.6

Change in assets and liabilities:
Trade receivables	66.6	93.5	(129.0)
Inventories	(48.6)	55.7	(27.9)
Accounts payable	27.5	(97.8)	204.9
Accrued liabilities	62.0	(134.7)	79.1
Other assets and liabilities	0.2	112.6	(103.3)

Net cash provided by operating activities	670.9	576.4	775.4

Cash flows from investing activities:
Purchases of property, plant and equipment	(200.2)	(201.3)	(198.3)
Purchases of marketable securities	(1,406.2)	(1,604.3)	(2,927.8)
Proceeds from marketable securities	1,721.0	1,824.7	2,437.9
Other	(1.9)	(14.2)	0.1

Net cash provided by (used for) investing activities	112.7	4.9	(688.1)

Cash flows from financing activities:
(Decrease) increase in short-term debt	—	(1.5)	0.3
Issuance of treasury stock	0.5	0.5	1.5
Purchase of treasury stock	(871.0)	(1,069.9)	(281.2)
Proceeds from employee stock plans	52.8	37.0	71.5
Tax windfall from employee stock plans	12.5	—	—
Other	(3.5)	(3.0)	(1.5)

Net cash used for financing activities	(808.7)	(1,036.9)	(209.4)

Effect of exchange rate changes on cash	1.4	(2.3)	3.7

Net decrease in cash and cash equivalents	(23.7)	(457.9)	(118.4)
Cash and cash equivalents — beginning of period	168.3	626.2	744.6

Cash and cash equivalents — end of period	$144.6	$168.3	$626.2

See notes to consolidated financial statements.

Lexmark International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE EARNINGS
For the years ended December 31, 2006, 2005 and 2004
(In Millions)

						Accumulated
	Class A					Other
	and B		Capital in			Comprehensive	Total
	Common Stock		Excess of	Retained	Treasury	Earnings	Stockholders’
	Shares	Amount	Par	Earnings	Stock	(Loss)	Equity

Balance at December 31, 2003	128.6	$1.6	$956.4	$2,095.0	$(1,213.5)	$(196.5)	$1,643.0

Comprehensive earnings, net of taxes

Net earnings				568.7			568.7

Other comprehensive earnings (loss):

Minimum pension liability adjustment						5.0

Cash flow hedges, net of reclassifications						7.7

Translation adjustment						19.3

Net unrealized gain (loss) on marketable securities						(0.8)

Other comprehensive earnings (loss)						31.2	31.2

Comprehensive earnings, net of taxes							599.9

Deferred stock plan compensation	0.1		4.6				4.6

Shares issued upon exercise of options	1.9	0.1	63.3				63.4

Shares issued under employee stock purchase plan	0.1		8.1				8.1

Tax benefit related to stock plans			43.6				43.6

Treasury shares purchased	(3.2)				(281.2)		(281.2)

Treasury shares issued	0.1				1.5		1.5

Balance at December 31, 2004	127.6	1.7	1,076.0	2,663.7	(1,493.2)	(165.3)	2,082.9

Comprehensive earnings, net of taxes

Net earnings				356.3			356.3

Minimum pension liability adjustment						(14.8)

Cash flow hedges, net of reclassifications						35.9

Translation adjustment						(19.3)

Net unrealized gain (loss) on marketable securities						0.2

Other comprehensive earnings (loss)						2.0	2.0

Comprehensive earnings, net of taxes							358.3

Deferred stock plan compensation	0.1		4.1				4.1

Shares issued upon exercise of options	1.0		28.4				28.4

Shares issued under employee stock purchase plan	0.1		8.6				8.6

Tax benefit related to stock plans			15.8				15.8

Treasury shares purchased	(17.0)				(1,069.9)		(1,069.9)

Treasury shares issued	0.1				0.5		0.5

Treasury shares retired		(0.5)	(300.4)	(2,031.2)	2,332.1		—

Balance at December 31, 2005	111.9	1.2	832.5	988.8	(230.5)	(163.3)	1,428.7

Comprehensive earnings, net of taxes

Net earnings				338.4			338.4

Other comprehensive earnings (loss):

Minimum pension liability adjustment						26.9

Cash flow hedges, net of reclassifications						(6.4)

Translation adjustment						22.3

Net unrealized gain (loss) on marketable securities						0.6

Other comprehensive earnings (loss)						43.4	43.4

Comprehensive earnings, net of taxes							381.8

Adjustment to initially apply SFAS 158, net of taxes						(11.0)	(11.0)

Shares issued under deferred stock plan compensation	0.1		0.1				0.1

Shares issued upon exercise of options	1.3		46.6				46.6

Shares issued under employee stock purchase plan	0.1		6.2				6.2

Tax benefit related to stock plans			9.6				9.6

Stock-based compensation			43.7				43.7

Treasury shares purchased	(16.5)				(871.0)		(871.0)

Treasury shares issued	0.1				0.5		0.5

Treasury shares retired		(0.1)	(111.4)	(699.7)	811.2		—

Balance at December 31, 2006	97.0	$1.1	$827.3	$627.5	$(289.8)	$(130.9)	$1,035.2

See notes to consolidated financial statements.

Lexmark International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Dollars in Millions, Except Per Share Amounts)

1.	ORGANIZATION AND BUSINESS

Since its inception in 1991, Lexmark International, Inc. (“Lexmark” or the “Company”) has become a leading developer, manufacturer and supplier of printing and imaging solutions for offices and homes. The Company’s products include laser printers, inkjet printers, multifunction devices, and associated supplies, services and solutions. Lexmark also sells dot matrix printers for printing single and multi-part forms by business users and develops, manufactures and markets a line of other office imaging products. The principal customers for Lexmark’s products are resellers, retailers and distributors worldwide. The Company’s products are sold in more than 150 countries in North and South America, Europe, the Middle East, Africa, Asia, the Pacific Rim and the Caribbean.

2.	SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates:

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S.”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, doubtful accounts, inventories, stock-based compensation, intangible assets, income taxes, warranty obligations, copyright fees, restructurings, pension and other postretirement benefits, and contingencies and litigation. Lexmark bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Marketable Securities:

Based on the Company’s expected holding period, Lexmark has classified all of its marketable securities as available-for-sale and reported these investments in the Consolidated Statements of Financial Position as current assets. Lexmark reports its available-for-sale marketable securities at fair value with unrealized gains or losses recorded in Accumulated other comprehensive earnings (loss) on the Consolidated Statements of Financial Position. The Company assesses its marketable securities for other-than-

temporary declines in value by considering various factors that include, among other things, any events that may affect the creditworthiness of a security’s issuer, the length of time the security has been in a loss position and the Company’s ability and intent to hold the security until a forecasted recovery of fair value that may include holding the security to maturity. Realized gains or losses are included in net earnings and are derived using the specific identification method for determining the cost of the securities.

Allowance for Doubtful Accounts:

Lexmark maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company estimates the allowance for doubtful accounts based on a variety of factors including the length of time receivables are past due, the financial health of its customers, unusual macroeconomic conditions and historical experience. If the financial condition of its customers deteriorates or other circumstances occur that result in an impairment of customers’ ability to make payments, the Company records additional allowances as needed.

Fair Value of Financial Instruments:

The financial instruments of the Company consist mainly of cash and cash equivalents, marketable securities, trade receivables, short-term debt, long-term debt and derivatives. The fair value of cash and cash equivalents, trade receivables and short-term debt approximates their carrying values due to the relatively short-term nature of the instruments. The fair value of Lexmark’s marketable securities are based on quoted market prices, or in some cases, the Company’s amortized cost, which approximates fair value due to the frequent resetting of interest rates resulting in repricing of the investments. The fair value of long-term debt is estimated based on current rates available to the Company for debt with similar characteristics. The fair value of derivative financial instruments is based on pricing models or formulas using current market data, or where applicable, quoted market prices.

Inventories:

Inventories are stated at the lower of average cost or market. The Company considers all raw materials to be in production upon their receipt.

Lexmark writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value. The Company estimates the difference between the cost of obsolete or unmarketable inventory and its market value based upon product demand requirements, product life cycle, product pricing and quality issues. Also, Lexmark records an adverse purchase commitment liability when anticipated market sales prices are lower than committed costs.

Property, Plant and Equipment:

Property, plant and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. Property, plant and equipment accounts are relieved of the cost and related accumulated depreciation when assets are disposed of or otherwise retired.

Internal Use Software Costs:

Lexmark capitalizes direct costs incurred during the application development and implementation stages for developing, purchasing, or otherwise acquiring software for internal use. These software costs are included in Property, plant and equipment, net, on the Consolidated Statements of Financial Position and are depreciated over the estimated useful life of the software, generally three to five years. All costs incurred during the preliminary project stage are expensed as incurred.

Goodwill and Other Intangible Assets:

Lexmark annually reviews its goodwill for impairment and currently does not have any indefinite-lived intangible assets. The Company’s goodwill and intangible assets are immaterial, and therefore are not separately presented in the Consolidated Statements of Financial Position.

Long-Lived Assets:

Lexmark performs reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. If future expected undiscounted cash flows are insufficient to recover the carrying value of the assets, then an impairment loss is recognized based upon the excess of the carrying value of the asset over the anticipated cash flows on a discounted basis.

Lexmark also reviews any legal and contractual obligations associated with the retirement of its long-lived assets and records assets and liabilities, as necessary, related to the cost of such obligations. Costs associated with such obligations that are reasonably estimable and probable are accrued and expensed, or capitalized as appropriate. The asset recorded shall be recorded during the period in which it occurs and shall be amortized over the useful life of the related long-lived tangible asset. The liability recorded is relieved when the costs are incurred to retire the related long-lived tangible asset. The Company’s asset retirement obligations are currently not material.

Warranty:

Lexmark provides for the estimated cost of product warranties at the time revenue is recognized. The amounts accrued for product warranties is based on the quantity of units sold under warranty, estimated product failure rates, and material usage and service delivery costs. The estimates for product failure rates and material usage and service delivery costs are periodically adjusted based on actual results. For extended warranty programs, the Company defers revenue in short-term and long-term liability accounts (based on the extended warranty contractual period) for amounts invoiced to customers for these programs and recognizes the revenue ratably over the contractual period. Costs associated with extended warranty programs are expensed as incurred.

Revenue Recognition:

General

Lexmark recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Revenue as reported in the Company’s Consolidated Statements of Earnings is reported net of any taxes (e.g., sales, use, value added) assessed by a governmental entity that is directly imposed on a revenue-producing transaction between a seller and a customer.

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

Lexmark records estimated reductions to revenue at the time of sale for customer programs and incentive offerings including special pricing agreements, promotions and other volume-based incentives. Estimated reductions in revenue are based upon historical trends and other known factors at the time of sale. Lexmark also records estimated reductions to revenue for price protection, which it provides to substantially all of its distributors and reseller customers.

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

Multiple Element Revenue Arrangements

Lexmark enters into transactions that include multiple elements, such as a combination of products and services. Revenue for these arrangements is allocated to each element based on its relative fair value and is recognized when the revenue recognition criteria for each element have been met. Relative fair value may be determined by the price of an element if it were sold on a stand-alone basis (referred to as vendor-specific objective evidence (“VOE”)). In the absence of VOE, third party evidence (e.g., competitors’ prices of comparable products or services) is used to determine relative fair value.

Research and Development Costs:

Lexmark engages in the design and development of new products and enhancements to its existing products. The Company’s research and development activity is focused on laser and inkjet printers, multifunction products (“MFPs”), and associated supplies, features and related technologies. The Company expenses research and development costs when incurred.

Advertising Costs:

The Company expenses advertising costs when incurred. Advertising expense was approximately $98.7 million, $98.7 million, and $108.1 million in 2006, 2005 and 2004, respectively.

Pension and Other Postretirement Plans:

The Company accounts for its defined benefit pension and other postretirement plans using actuarial models. Liabilities are computed using the projected unit credit method. The objective under this method is to expense each participant’s benefits under the plan as they accrue, taking into consideration future salary increases and the plan’s benefit allocation formula. Thus, the total pension to which each participant is expected to become entitled is broken down into units, each associated with a year of past or future credited service.

The discount rate assumption for the pension and other postretirement benefit plan liabilities reflects the rates at which the benefits could effectively be settled and are based on current investment yields of high-quality fixed-income investments. At December 31, 2004, the assumed discount rate in the U.S. was determined by use of a benchmark approach that utilized rates from published long-term bond indices. Effective December 31, 2005, the Company began using a yield-curve approach to determine the assumed discount rate in the U.S. based on the timing of the cash flows of the expected future benefit payments. This approach matches the plan’s cash flows to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity.

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

The rate of compensation increase is determined by the Company based upon its long-term plans for such increases. Effective April 2006, this assumption is no longer applicable to the U.S. pension plan due to the benefit accrual freeze in connection with the Company’s 2006 restructuring actions. Unrecognized actuarial gains and losses that fall outside the “10% corridor” are amortized on a straight-line basis over the remaining estimated service period of participants. The Company has elected to continue using the average remaining service period over which to amortize the unrecognized actuarial gains and losses on the frozen U.S. plan.

The Company’s funding policy for its pension plans is to fund the minimum amounts according to the regulatory requirements under which the plans operate. From time to time, the Company may choose to fund amounts in excess of the minimum for various reasons.

The Company accrues for the cost of providing postretirement benefits such as medical and life insurance coverage over the remaining estimated service period of participants. These benefits are funded by the Company when paid.

Effective December 31, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires recognition of the funded status of a benefit plan in the statement of financial position and recognition in other comprehensive earnings of certain gains and losses that arise during the period, but are deferred under pension accounting rules.

Stock-Based Compensation:

On January 1, 2006, the Company implemented the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) and related interpretations. SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized in the financial statements based on their fair value. The Company selected the modified prospective transition method for implementing SFAS 123R and began recognizing compensation expense for stock-based awards granted on or after January 1, 2006, plus any unvested awards granted prior to January 1, 2006. Under this transition method, prior periods have not been restated. Stock-based compensation expense for awards granted on or after January 1, 2006, is based on the grant date fair value calculated in accordance with the provisions of SFAS 123R. Stock-based compensation related to any unvested awards granted prior to January 1, 2006, is based on the grant date fair value calculated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The fair value of the Company’s stock-based awards, less estimated forfeitures, is amortized over the awards’ vesting periods on a straight-line basis.

Prior to the adoption of SFAS 123R on January 1, 2006, the Company accounted for the costs of its stock-based employee compensation plans under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. Under APB 25, compensation cost was not recognized for substantially all options granted because the exercise price was at least equal to the market value of the underlying common stock on the date of grant.

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

Restructuring:

Lexmark records a liability for a cost associated with an exit or disposal activity at its fair value in the period in which the liability is incurred, except for liabilities for certain employee termination benefit charges that are accrued over time. Specifically for termination benefits under a one-time benefit arrangement, the timing of recognition and related measurement of a liability depends on whether employees are required to render service until they are terminated in order to receive the termination benefits and, if so, whether employees will be retained to render service beyond a minimum retention period. For employees who are not required to render service until they are terminated in order to receive the termination benefits or employees who will not provide service beyond the minimum retention period, the Company records a liability for the termination benefits at the communication date. If employees are required to render service until they are terminated in order to receive the termination benefits and will be retained to render service beyond the minimum retention period, the Company measures the liability for termination benefits at the communication date and recognizes the expense and liability ratably over the future service period. For contract termination costs, Lexmark records a liability for costs to terminate a contract before the end of its term when the Company terminates the agreement in accordance with the contract terms or when the Company ceases using the rights conveyed by the contract. The Company records a liability for other costs associated with an exit or disposal activity in the period in which the liability is incurred. Once Company management approves an exit or disposal activity, the Company closely monitors the expenses that are reported in association with the activity.

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

The Company determines its effective tax rate by dividing its income tax expense by its income before taxes as reported in its Consolidated Statement of Operations. For reporting periods prior to the end of the Company’s fiscal year, the Company records income tax expense based upon an estimated annual effective tax rate. This rate is computed using the statutory tax rate and an estimate of annual net income adjusted for an estimate of non-deductible expenses.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold as “more-likely-than-not” that a tax position must meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for income taxes in interim periods, financial statement disclosure and transition rules.

The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any litigation. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution.

The Company is required to adopt the provisions of FIN 48 related to all of the Company’s tax positions for the fiscal year beginning January 1, 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings. The Company has not completed its evaluation of FIN 48 but estimates the cumulative effect to be an increase to retained earnings in the range of $0 to $20 million.

Derivatives:

All derivatives, including foreign currency exchange contracts, are recognized in the Statements of Financial Position at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of underlying assets or liabilities through earnings or recognized in Accumulated other comprehensive earnings (loss) until the underlying hedged item is recognized in earnings. Any ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

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

Accumulated Other Comprehensive Earnings (Loss):

Accumulated other comprehensive earnings (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the U.S. are included in comprehensive earnings (loss) but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax. Lexmark’s Accumulated other comprehensive earnings (loss) is composed of adjustments made to recognize additional minimum liabilities associated with the Company’s defined benefit pension plans, foreign currency exchange rate adjustments, deferred gains and losses on cash flow hedges and net unrealized gains and losses on marketable securities.

Segment Data:

Lexmark manufactures and sells a variety of printing and multifunction products and related supplies and services and is primarily managed along Business and Consumer market segments.

Recent Accounting Pronouncements:

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amends the guidance in Accounting Research Bulletin No. 43 (“ARB 43”), Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...”. SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal”. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151, effective January 1, 2006, did not have a material impact on the Company’s financial position, results of operations and cash flows.

In December 2004, the FASB issued SFAS 123R. SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized in the financial statements based on their fair value. Refer to Note 3 of the Notes to the Consolidated Financial Statements for further discussion.

In September 2005, the FASB reached a final consensus on Emerging Issues Task Force (“EITF”) Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (“EITF 04-13”). EITF 04-13 concludes that two or more legally separate exchange transactions with the same counterparty should be combined and considered as a single arrangement for purposes of applying APB Opinion No. 29, Accounting for Nonmonetary Transactions, when the transactions were entered into “in contemplation” of one another. The consensus contains several indicators to be considered in assessing whether two transactions are entered into in contemplation of one another. If, based on consideration of the indicators and the substance of the arrangement, two transactions are combined and considered a single arrangement, an exchange of finished goods inventory for either raw material or work-in-process should be accounted for at fair value. The provisions of EITF 04-13 should be applied to transactions completed in reporting periods beginning after March 15, 2006. The adoption of EITF 04-13, effective April 1, 2006, did not have a material impact on the Company’s financial position, results of operations and cash flows.

In October 2005, the FASB issued Staff Position (“FSP”) No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period (“FSP 13-1”). FSP 13-1 was issued to address the accounting for rental costs associated with ground or building operating leases that are incurred during a construction period. FSP 13-1 concludes that these rental costs shall be recognized as rental expense and included in income from continuing operations. The guidance in FSP 13-1 shall be applied to the first reporting period beginning after December 15, 2005. The adoption of FSP 13-1, effective January 1, 2006, did not have a material impact on the Company’s financial position, results of operations and cash flows.

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

In June 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”). EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 concludes that the presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The provisions of EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006, with earlier adoption permitted. The provisions of EITF 06-3 will not impact the Company’s financial position, results of operations and cash flows upon adoption.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company has not completed its evaluation of FIN 48 but estimates the cumulative effect to be an increase to retained earnings in the range of $0 to $20 million.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with earlier adoption permitted. The provisions of SFAS 157 should be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with limited exceptions. The Company is currently evaluating the provisions of SFAS 157.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”) expressing the Staff’s views regarding the process of quantifying financial statement misstatements. There have been two widely-recognized methods for quantifying the effects of financial statement errors: the “rollover” method and the “iron curtain” method. The rollover method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of the error on each of the entity’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it essentially requires quantification of errors under both the iron curtain and the rollover methods. The provisions of SAB 108 are applicable to annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company’s financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to:

a.	Recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the benefit obligation, in its statement of financial position. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation.

b.	Recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, Employers’ Accounting for Pensions, or SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. Amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs or credits, and the transition asset or obligation remaining from the initial application of SFAS No. 87 and SFAS No. 106, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those Statements.

c.	Measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions).

d.	Disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.

An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. Retrospective application is not permitted. The adoption of SFAS 158 did not have a material impact on the Company’s results of operations and cash flows. Refer to Note 14 of the Notes to the Consolidated Financial Statements for discussion of the impact of adoption on the Company’s financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”). SFAS 159 provides entities with the option to report selected financial assets and liabilities at fair value. Business entities adopting SFAS 159 will report unrealized gains and losses in earnings at each subsequent reporting date on items for which the fair value option has been elected. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires additional information that will help investors and other financial statement users to understand the effect of an entity’s choice to use fair value on its earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company is currently evaluating the impact of SFAS 159.

Reclassifications

On the Consolidated Statements of Earnings, $10.4 million of one-termination benefit charges in 2005 were reclassifed from Selling, general and administrative to Restructuring and other, net, to conform to the current presentation.

3.	STOCK-BASED COMPENSATION

Lexmark has various stock incentive plans to encourage employees and nonemployee directors to remain with the Company and to more closely align their interests with those of the Company’s stockholders. As of December 31, 2006, awards under the programs consisted of stock options, restricted stock units (“RSUs”) and deferred stock units (“DSUs”). The Company currently issues the majority of shares related to its stock incentive plans from the Company’s authorized and unissued shares of Class A Common Stock. Approximately 47.9 million shares of Class A Common Stock have been authorized for these stock incentive plans.

On January 1, 2006, the Company implemented the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) and related interpretations. SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized in the financial statements based on their fair value. The fair value of the Company’s stock-based awards, less estimated forfeitures, is amortized over the awards’ vesting periods on a straight-line basis. The Company selected the modified prospective transition method for implementing SFAS 123R and began recognizing compensation expense for stock-based awards granted on or after January 1, 2006, plus any unvested awards granted prior to January 1, 2006. Under this transition method, prior periods have not been restated.

For the year ended December 31, 2006, the Company incurred stock-based compensation expense under SFAS 123R of $43.2 million ($26.7 million after tax) in the Consolidated Statements of Earnings. The Company recorded compensation expense of $2.9 million and $2.5 million in 2005 and 2004, respectively, related to its stock incentive plans prior to the adoption of SFAS 123R.

The following table presents a breakout of the stock-based compensation expense recognized:

2006
Cost of revenue	$6.0
Research and development	6.9
Selling, general and administrative	30.3
Stock-based compensation expense before income taxes	43.2
Income tax benefit	(16.5)
Stock-based compensation expense after income taxes	$26.7

For the year ended December 31, 2006, Lexmark’s pre-tax stock-based compensation expense included $2.7 million related to RSUs and DSUs that would have been recognized as expense under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. As a result of adopting SFAS 123R, the Company’s earnings before taxes and net earnings for the year ended December 31, 2006, were reduced $40.5 million and $25.0 million, respectively.

Basic and diluted earnings per share were reduced $0.24 for the year ended December 31, 2006, as a result of adopting SFAS 123R. The adoption of SFAS 123R did not have a material impact on the Company’s cash flows from operations or financing activities.

Prior to the adoption of SFAS 123R on January 1, 2006, Lexmark accounted for its stock-based employee compensation plans under APB Opinion No. 25 (“APB 25”) and related interpretations. Under APB 25, compensation cost was not recognized for substantially all options granted because the exercise price was at least equal to the fair market value of the underlying common stock on the grant date.

Under the Company’s stock incentive plans, awards granted to certain employees who meet age and/or service requirements prescribed in the plan will continue to vest after the employees’ retirement with no additional service requirements. Prior to the adoption of SFAS 123R, the Company recognized cost, on a pro forma basis, over the stipulated vesting period of these awards. Per SEC guidance, the Company is continuing to account for these awards in this manner subsequent to the adoption of SFAS 123R. For any awards granted after the adoption of SFAS 123R to employees who meet the age and/or service requirements, the Company is recognizing the cost of these awards over the period that the employee is required to provide service until the employee may retire and continue to vest in these awards. The change in method of accounting for these awards is not material for any periods presented.

On December 31, 2005, Lexmark accelerated the vesting of certain unvested “out-of-the-money” stock options with exercise prices equal to or greater than $80.00 per share. These options, which were previously awarded to its employees under the Company’s equity compensation plans, would have otherwise vested in the years 2006 through 2008. The vesting was effective for approximately 2.4 million unvested options, or 39% of the Company’s total outstanding unvested options as of December 31, 2005. Acceleration of options held by non-employee directors and executive officers were not included in the vesting acceleration. The acceleration of these options eliminated future compensation expense the Company would otherwise have recognized in its income statement with respect to these accelerated options upon the adoption of SFAS 123R. As a result of the acceleration, the Company recognized an additional $25 million (pre-tax) of stock-based employee compensation expense in the 2005 pro forma disclosure information provided further in this note.

Stock Options

Generally, options expire ten years from the date of grant. Options granted during 2004, 2005 and 2006, vest in approximately equal annual installments over a three-year period based upon continued employment or service on the board of directors. Prior to 2004, options granted generally vested in installments over a five-year period based upon continued employment or service on the board of directors.

For the year ended December 31, 2006, 2005 and 2004, the weighted average fair value of options granted were $13.62, $16.78 and $16.45, respectively. The fair value of each option award on the grant date was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2006	2005	2004
Expected dividend yield	—	—	—
Expected stock price volatility	32%	24%	26%
Weighted average risk-free interest rate	4.7%	3.4%	2.2%
Weighted average expected life of options (years)	3.1	2.9	3.0

A summary of the status of the Company’s stock-based compensation plans as of December 31, 2006, and changes during the year then ended is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
		Price	Contractual	Intrinsic
	Options	(Per Share)	Life (Years)	Value
Outstanding at December 31, 2005	12.8	$66.30	6.1	$23.6
Granted	0.9	50.09
Exercised	(1.4)	38.63
Forfeited or canceled	(0.9)	77.43
Outstanding at December 31, 2006	11.4	$67.65	5.6	$138.2

Exercisable at December 31, 2006	8.8	$69.12	5.3	$99.9

For the year ended December 31, 2006, the total intrinsic value of options exercised was $34.2 million. As of December 31, 2006, the Company had $19.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested stock options that will be recognized over the weighted average period of 1.2 years.

A summary of the status of the Company’s stock option plans as of December 31, 2005 and 2004 and changes during the years then ended is presented below:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding at December 31, 2003	12.6	$52.26
Granted	2.6	81.96
Exercised	(2.4)	40.31
Forfeited or canceled	(0.5)	60.12
Outstanding at December 31, 2004	12.3	60.73
Granted	2.2	81.96
Exercised	(1.2)	35.61
Forfeited or canceled	(0.5)	71.36
Outstanding at December 31, 2005	12.8	$66.30

As of December 31, 2005 and 2004, there were 9.0 million, and 5.3 million options exercisable, respectively.

Restricted Stock and Deferred Stock Units

Lexmark has granted RSUs with various vesting periods and generally these awards vest based upon continued employment with the Company. As of December 31, 2006, the Company has issued DSUs to certain members of management who elected to defer all or a portion of their annual bonus into such units and to certain nonemployee directors who elected to defer all or a portion of their annual retainer, chair retainer and/or meeting fees into such units. These DSUs are 100% vested when issued. The Company has also issued supplemental DSUs to certain members of management upon the election to defer all or a portion of an annual bonus into DSUs. These supplemental DSUs vest at the end of five years based upon continued employment with the Company. The cost of the RSUs and supplemental DSUs, generally determined to be the fair market value of the shares at the date of grant, is charged to compensation expense ratably over the vesting period of the award.

A summary of the status of the Company’s RSU and DSU grants as of December 31, 2006, and changes during the year then ended is presented below:

		Weighted	Weighted
		Average	Average
		Grant Date	Remaining	Aggregate
		Fair Value	Contractual	Intrinsic
	Units	(Per Share)	Life (Years)	Value

RSUs and DSUs at December 31, 2005	0.4	$54.55	4.2	$18.4
Granted	0.6	48.75
Vested	(0.1)	35.52
Forfeited or canceled	(0.1)	54.89

RSUs and DSUs at December 31, 2006	0.8	$52.84	3.5	$61.9

For the year ended December 31, 2006, the total fair value of RSUs and DSUs that vested was $4.9 million. As of December 31, 2006, the Company had $25.3 million of total unrecognized compensation expense, net of estimated forfeitures, related to RSUs and DSUs that will be recognized over the weighted average period of 3.6 years.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“ESPP”) enables substantially all regular employees to purchase full or fractional shares of Lexmark Class A Common Stock through payroll deductions of up to 10% of eligible compensation. Effective January 1, 2006, the ESPP was amended whereby the share price paid by an employee is 85% of the closing market price on the last business day of the respective offering period. Prior to January 1, 2006, the share price paid by an employee was 85% of the lesser of the closing market price on (i) the last business day immediately preceding the first day of the respective offering period and (ii) the last business day of the respective offering period. The ESPP provides semi-annual offering periods beginning each January 1 and July 1. During the years ended December 31, 2006, 2005 and 2004, employees paid the Company $6.2 million, $8.6 million and $8.1 million, respectively, to purchase approximately 0.1 million shares during each of these years. During 2006, the Company recognized approximately $1.9 million of compensation expense related to this ESPP activity due to the adoption of SFAS 123R mentioned earlier. Compensation expense was calculated using the fair value of the employees’ purchase rights under the Black-Scholes model.

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

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Year Ended December 31
	2005		2004
Net earnings, as reported	$356.3		$568.7
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(52.3	)(1)	(41.0)
Pro forma net income	$304.0		$527.7

Net earnings per share:
Basic — as reported	$2.94		$4.38
Basic — pro forma	2.51		4.07
Diluted — as reported	$2.91		$4.28
Diluted — pro forma	2.48		3.97

(1)	2005 stock-based employee compensation expense includes the $25 million (pre-tax) impact of the acceleration of certain unvested “out-of-the-money” stock options performed in December 2005.

4.	RESTRUCTURING RELATED CHARGES AND OTHER

2006 Restructuring

During the first quarter of 2006, the Company approved a plan to restructure its workforce, consolidate some manufacturing capacity and make certain changes to its U.S. retirement plans (collectively referred to as the “2006 actions”).

The workforce restructuring eliminated or transferred over 1,400 positions from various business functions and job classes, with over 850 positions being eliminated, and over 550 positions being transferred from various locations primarily to low-cost countries. As previously reported in 2006, an additional 100 positions are expected to be eliminated during 2007. Lexmark consolidated its manufacturing capacity to reduce manufacturing costs, including the closure of its Rosyth, Scotland inkjet cartridge manufacturing facility and Orleans, France laser toner facilities, and reduced its operating expenses, particularly in the areas of supply chain, general and administrative and marketing and sales support.

Lexmark also froze pension benefits in its defined benefit pension plan for U.S. employees, effective April 3, 2006, and at the same time changed from a maximum Company matching contribution of three percent of eligible compensation to an automatic Company contribution of one percent and a maximum Company matching contribution of five percent to Lexmark’s existing 401(k) plan. Additionally, for 2006, the Company is making a six percent contribution to a nonqualified deferred compensation plan on compensation amounts in excess of IRS qualified plan limits.

Except for the additional 100 positions mentioned above, the restructuring related activities were substantially complete at the end of 2006.

For the year ended December 31, 2006, the Company incurred net charges of $111.2 million for the 2006 actions as follows:

Accelerated depreciation charges	$40.0
Employee termination benefit charges	75.9
Contract termination and lease charges	5.2
Subtotal restructuring related charges	121.1
Defined benefit pension plan freeze	(9.9)
Total restructuring related charges and other, net	$111.2

The accelerated depreciation charges were determined in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and resulted from the Company’s decision to close certain manufacturing facilities in Europe. The accelerated depreciation charges are included in Cost of revenue on the Consolidated Statements of Earnings.

Employee termination benefit charges were accrued in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), and SFAS No. 112, Employers’ Accounting for Postemployment Benefits, as appropriate. Employee termination benefit charges include severance, medical and other benefits. Contract termination and lease charges were also accrued in accordance with SFAS 146. Employee termination benefit charges, contract termination and lease charges and the defined benefit pension plan freeze are included in Restructuring and other, net on the Consolidated Statements of Earnings.

The following table presents a rollforward of the liability incurred for employee termination benefit and contract termination and lease charges in connection with the restructuring related activities. The liability is included in Accrued liabilities on the Company’s Consolidated Statements of Financial Position.

Balance at January 1, 2006	$—
Costs incurred	81.1
Payments	(46.6)
Other(1)	(4.4)
Balance at December 31, 2006	$30.1

(1)	Other consists primarily of special termination benefits that are paid out of the U.S. pension plan.

For the year ended December 31, 2006, the Company incurred total restructuring related charges of $121.1 million. The Company incurred restructuring related charges of $35.2 million in its Business segment, $54.7 million in its Consumer segment and $31.2 million in All other. All other operating income also included a $9.9 million pension plan freeze benefit.

The Company expects to sell the Rosyth, Scotland facility to a third party in the first quarter of 2007.

2005 Workforce Reduction

In order to optimize the Company’s expense structure, the Company approved a plan during the third quarter of 2005 that would reduce its workforce by approximately 275 employees worldwide from various business functions and job classes. The separation of the affected employees was completed by December 31, 2005.

As of December 31, 2005, the Company incurred one-time termination benefit charges of $10.4 million related to the plan that is included in Restructuring and other, net on the Consolidated Statements of Earnings. For the $10.4 million of one-time termination benefit charges, the Company recorded $6.5 million in its Business segment, $2.6 million in its Consumer segment and $1.3 million in All other.

5.	MARKETABLE SECURITIES

The Company evaluates its marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and has determined that all of its investments in marketable securities should be classified as available-for-sale and reported at fair value, with unrealized gains and losses recorded in Accumulated other comprehensive earnings (loss). The fair values of the Company’s available-for-sale marketable securities are based on quoted market prices or, in some cases, the Company’s amortized cost, which approximates fair value due to the frequent resetting of interest rates resulting in repricing of the investments. As of December 31, 2006 and 2005, the Company had immaterial unrealized losses related to its marketable securities. The Company assesses its marketable securities for other-than-temporary declines in value by considering various factors that include, among other things, any events that may affect the creditworthiness of a security’s issuer, the length of time the security has been in a loss position, and the Company’s ability and intent to hold the security until a forecasted recovery of fair value that may include holding the security to maturity.

At December 31, 2006, the Company’s available-for-sale marketable securities consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Municipal debt securities	$172.2	$—	$—	$172.2
Corporate debt securities	220.7	—	—	220.7
U.S. gov’t debt securities	10.6	—	—	10.6
Other debt securities*	31.1	—	—	31.1

Total debt securities	434.6	—	—	434.6
Preferred securities	—	—	—	—

Total security investments	434.6	—	—	434.6
Cash equivalents	(28.3)	—	—	(28.3)

Total marketable securities	$406.3	$—	$—	$406.3

At December 31, 2005, the Company’s available-for-sale marketable securities consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Municipal debt securities	$544.6	$—	$—	$544.6
Corporate debt securities	70.7	—	—	70.7
U.S. gov’t debt securities	71.9	—	(0.4)	71.5
Other debt securities*	38.2	—	(0.2)	38.0

Total debt securities	725.4	—	(0.6)	724.8
Preferred securities	27.0	—	—	27.0

Total security investments	752.4	—	(0.6)	751.8
Cash equivalents	(31.3)	—	—	(31.3)

Total marketable securities	$721.1	$—	$(0.6)	$720.5

*	Other debt securities consist of asset-backed securities and collateralized mortgage obligations.

Although contractual maturities of the Company’s debt securities may be greater than one year, the investments are classified as current assets in the Consolidated Statements of Financial Position due to the Company’s expected holding period of less than one year. The contractual maturities of the Company’s available-for-sale marketable debt securities noted above were as follows:

	2006		2005
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

Due in less than one year	$211.2	$211.2	$131.5	$131.1
Due in 1-5 years	41.3	41.3	59.0	58.8
Due after 5 years	182.1	182.1	534.9	534.9

Total available-for-sale marketable debt securities	$434.6	$434.6	$725.4	$724.8

Proceeds from the sales and maturities of the Company’s available-for-sale marketable securities were $1,721.0 million in 2006, $1,824.7 million in 2005, and $2,437.9 million in 2004. The Company recognized immaterial gross realized gains and losses from these sales in 2006, 2005 and 2004. The Company uses the specific identification method when accounting for the costs of its available-for-sale marketable securities sold.

6.	TRADE RECEIVABLES

The Company’s trade receivables are reported in the Consolidated Statements of Financial Position net of allowances for doubtful accounts and product returns. Trade receivables consisted of the following at December 31:

	2006	2005

Gross trade receivables	$622.3	$688.3
Allowances	(38.0)	(37.4)

Trade receivables, net	$584.3	$650.9

In the U.S., the Company transfers a majority of its receivables to its wholly-owned subsidiary, Lexmark Receivables Corporation (“LRC”), which then may sell the receivables to an unrelated third party. The financial results of LRC are included in the Company’s consolidated financial results. LRC is a separate legal entity with its own separate creditors who, in a liquidation of LRC, would be entitled to be satisfied out of LRC’s assets prior to any value in LRC becoming available for equity claims of the Company. The Company accounts for the transfers of receivables from LRC to an unrelated third party as sales of accounts receivable.

In October 2004, the Company entered into an amended and restated agreement to sell a portion of its trade receivables on a limited recourse basis. The amended agreement allows for a maximum capital availability of $200 million under this facility. The primary purpose of the amendment was to extend the term of the facility to October 16, 2007, with required annual renewal of commitments in October 2005 and 2006. In October 2006, the facility was renewed until October 5, 2007.

This facility contains customary affirmative and negative covenants as well as specific provisions related to the quality of the accounts receivables sold. As collections reduce previously sold receivables, the Company may replenish these with new receivables. Lexmark bears a limited risk of bad debt losses on the trade receivables sold, since the Company over-collateralizes the receivables sold with additional eligible receivables. Lexmark addresses this risk of loss in its allowance for doubtful accounts. Receivables sold to the unrelated third-party may not include amounts over 90 days past due or concentrations over certain limits with any one customer. At December 31, 2006 and 2005, there were no trade receivables outstanding under the facility.

Expenses incurred under this program totaling $0.9 million, $1.0 million and $0.4 million in 2006, 2005 and 2004, respectively, are included in Other expense (income), net, on the Consolidated Statements of Earnings.

7.	INVENTORIES

Inventories consisted of the following at December 31:

	2006	2005

Work in process	$119.7	$116.4
Finished goods	338.1	292.8

Inventories	$457.8	$409.2

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31:

	Useful Lives
	(Years)	2006	2005

Land and improvements	20	$35.7	$32.2
Buildings and improvements	10-35	502.6	438.8
Machinery and equipment	2-10	992.8	933.7
Information systems, furniture and other	3-7	192.8	179.8
Internal use software	3-5	178.8	161.3

		1,902.7	1,745.8
Accumulated depreciation		(1,055.9)	(913.6)

Property, plant and equipment, net		$846.8	$832.2

Depreciation expense was $199.5 million, $157.1 million and $133.8 million in 2006, 2005 and 2004, respectively.

9.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31:

	2006	2005

Compensation	$132.3	$100.4
Copyright fees	97.8	76.0
Deferred revenue	81.9	74.5
Marketing programs	72.9	71.2
Warranty	62.7	69.1
Other	276.1	269.7

Accrued liabilities	$723.7	$660.9

In accordance with the disclosure requirements of FIN 45, changes in the Company’s aggregate warranty liability, which includes both warranty and extended warranty (deferred revenue), are presented below:

	2006	2005

Balance at January 1	$195.0	$176.8
Accruals for warranties issued	231.5	244.8
Accruals related to pre-existing warranties (including amortization of deferred revenue for extended warranties and changes in estimates)	(53.0)	(54.4)
Settlements made (in cash or in kind)	(161.1)	(172.2)

Balance at December 31	$212.4	$195.0

Both warranty and the short-term portion of extended warranty are included in Accrued liabilities on the Consolidated Statements of Financial Position. The long-term portion of extended warranty is included in Other liabilities on the Consolidated Statements of Financial Position.

10.	DEBT

Long-term Debt

Lexmark has outstanding $150.0 million principal amount of 6.75% senior notes due May 15, 2008, which was initially priced at 98.998%, to yield 6.89% to maturity. A balance of $149.8 million (net of unamortized discount of $0.2 million) was outstanding at December 31, 2006. At December 31, 2005, the balance was $149.6 million (net of unamortized discount of $0.4 million). The senior notes contain typical restrictions on liens, sale leaseback transactions, mergers and sales of assets. There are no sinking fund requirements on the senior notes and they may be redeemed at any time at the option of the Company, at a redemption price as described in the related indenture agreement, as supplemented and amended, in whole or in part.

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

Credit Facility

Effective January 20, 2005, Lexmark entered into a $300 million 5-year senior, unsecured, multi-currency revolving credit facility with a group of banks. Upon entering into the credit agreement, the Company terminated the prior $300 million unsecured, revolving credit facility that was due to expire on May 29, 2005. There were no amounts outstanding under the prior facility upon its termination. Under the credit facility, the Company may borrow in dollars, euros, British pounds sterling and Japanese yen. Under certain circumstances, the aggregate amount available under the facility may be increased to a maximum of $500 million. As of December 31, 2006 and 2005, there were no amounts outstanding under the credit facility.

Lexmark’s credit agreement contains usual and customary default provisions, leverage and interest coverage restrictions and certain restrictions on secured and subsidiary debt, disposition of assets, liens and mergers and acquisitions. The $300 million credit facility has a maturity date of January 20, 2010.

Interest on all borrowings under the facility depends upon the type of loan, namely alternative base rate loans, swingline loans or eurocurrency loans. Alternative base rate loans bear interest at the greater of the prime rate or the federal funds rate plus one-half of one percent. Swingline loans (limited to $50 million) bear interest at an agreed upon rate at the time of the borrowing. Eurocurrency loans bear interest at the sum of (i) a LIBOR for the applicable currency and interest period and (ii) an interest rate spread based upon the Company’s debt ratings ranging from 0.18% to 0.80%. In addition, Lexmark is required to pay a facility fee on the $300 million line of credit of 0.07% to 0.20% based upon the Company’s debt ratings. The interest and facility fees are payable at least quarterly.

Short-term Debt

Lexmark’s Brazilian operation has a short-term, uncommitted line of credit. The interest rate on this line of credit varies based upon the local prevailing interest rates at the time of borrowing. The interest rate averaged approximately 19% and 23% during 2006 and 2005, respectively. As of December 31, 2006 and 2005, there were no amounts outstanding under the credit facility.

Other

Total cash paid for interest on the debt facilities amounted to $12.7 million, $10.8 million and $10.8 million in 2006, 2005 and 2004, respectively.

The components of Interest (income) expense, net in the Consolidated Statements of Earnings were as follows:

	2006	2005	2004

Interest income	$(34.2)	$(37.7)	$(26.8)
Interest expense	12.1	11.2	12.3

Total	$(22.1)	$(26.5)	$(14.5)

11.	INCOME TAXES

The provision for income taxes consisted of the following:

	2006	2005	2004

Current:
Federal	$96.0	$143.4	$110.6
Non-U.S.	37.2	61.0	61.0
State and local	9.6	15.3	12.9

	142.8	219.7	184.5

Deferred:
Federal	(31.5)	(7.8)	(15.1)
Non-U.S.	12.3	(14.1)	9.7
State and local	(2.7)	(0.4)	(1.3)

	(21.9)	(22.3)	(6.7)

Provision for income taxes	$120.9	$197.4	$177.8

Earnings before income taxes were as follows:

	2006	2005	2004

U.S.	$219.4	$339.0	$359.2
Non-U.S.	239.9	214.7	387.3

Earnings before income taxes	$459.3	$553.7	$746.5

The Company realized an income tax benefit from the exercise of certain stock options in 2006, 2005 and 2004 of $11.8 million, $15.8 million and $43.6 million, respectively. This benefit resulted in a decrease in current income taxes payable and an increase in capital in excess of par.

Significant components of deferred income tax assets and (liabilities) at December 31 were as follows:

	2006	2005

Deferred tax assets:
Tax loss carryforwards	$39.0	$23.3
Inventories	13.6	12.6
Pension	19.7	36.9
Warranty	10.2	7.4
Postretirement benefits	24.0	24.4
Equity compensation	16.4	—
Other	36.4	49.5
Deferred tax liabilities:
Property, plant and equipment	(29.8)	(42.6)

	129.5	111.5
Valuation allowances	(33.5)	(25.6)

Net deferred tax assets	$96.0	$85.9

The Company has non-U.S. tax loss carryforwards of $123.4 million, of which $107.3 million are subject to a valuation allowance. For the remaining $16.1 million of loss carryforwards, $14.9 million have an indefinite carryforward period and $1.2 million will expire from 2009 to 2013. The Company believes that, for all tax loss carryforwards where a valuation allowance has not been provided, the assets will be realized because there will be sufficient income in the future to absorb the losses.

Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries. Undistributed earnings of non-U.S. subsidiaries included in the consolidated retained earnings were approximately $808.5 million as of December 31, 2006. It is not practicable to estimate the amount of additional tax that may be payable on the foreign earnings. The Company does not plan to initiate any action that would precipitate the payment of income taxes.

A reconciliation of the provision for income taxes using the U.S. statutory rate and the Company’s effective tax rate was as follows:

	2006		2005		2004
	Amount	%	Amount	%	Amount	%

Provision for income taxes at statutory rate	$160.8	35.0%	$193.8	35.0%	$261.3	35.0%
State and local income taxes, net of federal tax benefit	7.5	1.6	12.4	2.2	11.6	1.6
Foreign tax differential	(23.9)	(5.2)	(41.2)	(7.4)	(62.9)	(8.4)
Research and development credit	(6.8)	(1.5)	(14.0)	(2.5)	(12.0)	(1.6)
Repatriation under AJCA	—	—	51.9	9.4	—	—
Tax-exempt interest, net of related expenses	(3.6)	(0.8)	(4.7)	(0.9)	(2.6)	(0.4)
Valuation allowance	7.9	1.7	2.4	0.4	1.5	0.2
Reversal of previously accrued taxes	(14.3)	(3.1)	—	—	(20.0)	(2.7)
Other	(6.7)	(1.4)	(3.2)	(0.6)	0.9	0.1

Provision for income taxes	$120.9	26.3%	$197.4	35.6%	$177.8	23.8%

The effective income tax rate was 26.3% for the year ended December 31, 2006. During 2006, the Internal Revenue Service (“IRS”) completed its examination of the Company’s income tax returns for the years 2002 and 2003. Upon completion of that audit, the Company reversed $2.5 million of previously accrued taxes. Additionally, the Company also reversed $11.8 million of previously accrued taxes based on the expiration of various domestic and foreign statutes of limitation. The benefit of those two reversals is included in the 2006 tax rate.

The IRS has started its examination of tax years 2004 and 2005. The Company and its subsidiaries are also subject to tax examinations in various state and foreign jurisdictions. The Company believes that adequate amounts have been provided for any adjustments that may result from those examinations.

During 2006, the Company was subject to a tax holiday in Switzerland with respect to the earnings of one of the Company’s wholly-owned Swiss subsidiaries. The holiday expired at the end of 2006. The benefit derived from the tax holiday was $1.6 million in 2006, $11.5 million in 2005 and $4.9 million in 2004.

The 2005 effective income tax rate was impacted by two specific events. First, due to the retroactive extension of a favorable, non-U.S. tax rate, the income tax provision was reduced by $3.1 million. Second, on October 22, 2004, the President of the U.S. signed the American Jobs Creation Act of 2004 (the “AJCA”). The AJCA created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends-received deduction for certain dividends from controlled foreign corporations. On April 28, 2005, the Company’s board of directors approved a Domestic Reinvestment Plan (“DRP”) under the AJCA. Pursuant to the DRP, the Company repatriated $683.9 million for which it will claim the 85 percent dividends-received deduction provided by the AJCA. The Company’s 2005 income tax provision included $51.9 million to cover the Federal, State, and foreign income taxes the Company has estimated it would owe in connection with its repatriation of the $683.9 million.

During 2004, the IRS completed its examination of the Company’s income tax returns for all years through 2001. As a result of the completion of those audits, the Company reversed previously accrued taxes, reducing the income tax provision by $20 million in the third quarter of 2004.

Cash paid for income taxes was $134.4 million, $164.2 million and $156.4 million in 2006, 2005 and 2004, respectively.

On November 10, 2005, the FASB issued FSP No. FAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP 123R-3”). The Company has elected to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon the adoption of SFAS 123R.

In July 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. See Note 2 of the Notes to Consolidated Financial Statements above for further discussion. The Company will be required to adopt FIN 48 for the fiscal year beginning January 1, 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings. The Company has not completed its evaluation of FIN 48 but estimates the cumulative effect to be an increase to retained earnings in the range of $0 to $20 million.

12.	STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE EARNINGS (LOSS)

The Class A Common Stock is voting and exchangeable for Class B Common Stock in very limited circumstances. The Class B Common Stock is non-voting and is convertible, subject to certain limitations, into Class A Common Stock.

At December 31, 2006, approximately 772.4 million and 1.8 million shares of Class A and Class B Common Stock were unissued and unreserved. These shares are available for a variety of general corporate purposes, including future public offerings to raise additional capital and for facilitating acquisitions.

In January 2006, the Company received authorization from the board of directors to repurchase an additional $1.0 billion of its Class A Common Stock for a total repurchase authority of $3.9 billion. As of December 31, 2006, there was approximately $0.5 billion of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During 2006, the Company repurchased approximately 16.5 million shares at a cost of approximately $0.9 billion. As of December 31, 2006, since the inception of the program in April 1996, the Company had repurchased approximately 71.4 million shares for an aggregate cost of approximately $3.4 billion. As of December 31, 2006, the Company had reissued approximately 0.5 million shares of previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million and 16.0 million shares of treasury stock in 2005 and 2006, respectively, the net treasury shares outstanding at December 31, 2006, were 10.9 million.

On December 20, 2005 and October 26, 2006, the Company received authorization from the board of directors to retire 44.0 million and 16.0 million shares, respectively, of the Company’s Class A Common Stock currently held in the Company’s treasury as treasury stock. The retired shares resumed the status of authorized but unissued shares of Class A Common Stock. Refer to the Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings for the effects on Common stock, Capital in excess of par, Retained earnings and Treasury stock from the retirement of the 44.0 million shares of Class A Common Stock in 2005 and 16.0 million shares of Class A Common Stock in 2006.

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

Comprehensive earnings (loss) for the years ended December 31, net of taxes, consists of the following:

	2006	2005	2004

Net earnings	$338.4	$356.3	$568.7
Other comprehensive earnings (loss):
Foreign currency translation adjustment	22.3	(19.3)	19.3
Cash flow hedging, net of reclassifications (net of tax benefit (liability) of $0.2 in 2006, $(4.6) in 2005, and $(2.3) in 2004)	(6.4)	35.9	7.7
Minimum pension liability adjustments (net of tax benefit (liability) of $(16.5) in 2006, $8.2 in 2005, $(1.1) in 2004)	26.9	(14.8)	5.0
Net unrealized gain (loss) on marketable securities (net of tax benefit (liability) of $(0.1) in 2006, $(0.0) in 2005, $0.1 in 2004)	0.6	0.2	(0.8)

Comprehensive earnings	$381.8	$358.3	$599.9

Accumulated other comprehensive (loss) earnings for the years ended December 31 consists of the following:

	Foreign			Pension or	Net Unrealized	Accumulated
	Currency		Minimum	Other	(Loss) Gain on	Other
	Translation	Cash Flow	Pension	Postretirement	Marketable	Comprehensive
	Adjustment	Hedges	Liability	Benefits	Securities	(Loss) Earnings

Balance at 12/31/03	$(15.2)	$(36.5)	$(144.8)	$—	$—	$(196.5)
2004 Change	19.3	7.7	5.0	—	(0.8)	31.2

Balance at 12/31/04	4.1	(28.8)	(139.8)	—	(0.8)	(165.3)
2005 Change	(19.3)	35.9	(14.8)	—	0.2	2.0

Balance at 12/31/05	(15.2)	7.1	(154.6)	—	(0.6)	(163.3)
2006 Change	22.3	(6.4)	26.9	—	0.6	43.4
Adoption of SFAS 158	—	—	127.7	(138.7)	—	(11.0)

Balance at 12/31/06	$7.1	$0.7	$—	$(138.7)	$—	$(130.9)

13.	EARNINGS PER SHARE (“EPS”)

The following table presents a reconciliation of the numerators and denominators of the basic and diluted net EPS calculations for the years ended December 31:

	2006	2005	2004

Numerator:
Net earnings	$338.4	$356.3	$568.7

Denominator:
Weighted average shares used to compute basic EPS	102.8	121.0	129.7
Effect of dilutive securities — employee stock plans	0.7	1.3	3.2

Weighted average shares used to compute diluted EPS	103.5	122.3	132.9

Basic net EPS	$3.29	$2.94	$4.38
Diluted net EPS	$3.27	$2.91	$4.28

RSUs and stock options totaling an additional 5.3 million, 3.3 million and 1.3 million of Class A Common Stock in 2006, 2005 and 2004, respectively, were outstanding but were not included in the computation of diluted net earnings per share because the effect would have been antidilutive.

14.	PENSION AND OTHER POSTRETIREMENT PLANS

Lexmark and its subsidiaries have defined benefit and defined contribution pension plans that cover a majority of its regular employees, and a supplemental plan that covers certain executives. Medical, dental and life insurance plans for retirees are provided by the Company and certain of its non-U.S. subsidiaries.

Effective April 3, 2006, Lexmark froze pension benefits in its defined benefit pension plan for U.S. employees and at the same time changed from a maximum Company matching contribution of three percent of eligible compensation to an automatic Company contribution of one percent and a maximum Company matching contribution of five percent to Lexmark’s existing 401(k) plan. The Company recognized a $9.9 million pension curtailment gain due to the freeze of benefit accruals in the U.S. Additionally, for 2006, the Company is making a maximum Company matching contribution of six percent to a nonqualified deferred compensation plan on compensation amounts in excess of IRS qualified plan limits.

Effective December 31, 2006, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires recognition of the funded status of a benefit plan in the statement of financial position and recognition in other comprehensive earnings of certain gains and losses that arise during the period, but are deferred under pension accounting rules.

The Pension Protection Act of 2006 (“the Act”) was enacted on August 17, 2006. Most of its provisions will become effective in 2008. The Act significantly changes the funding requirements for single-employer defined benefit pension plans. The funding requirements will now largely be based on a plan’s calculated funded status, with faster amortization of any shortfalls or surpluses. The Act directs the U.S. Treasury Department to develop a new yield curve to discount pension obligations for determining the funded status of a plan when calculating the funding requirements.

Defined Benefit Plans

The non-U.S. pension plans are not significant and use economic assumptions similar to the U.S. pension plan and therefore are not shown separately in the following disclosures.

Obligations and funded status at December 31:

			Other Postretirement
	Pension Benefits		Benefits
	2006	2005	2006	2005

Change in Benefit Obligation:
Benefit obligation at beginning of year	$797.9	$759.2	$58.3	$59.4
Service cost	7.9	16.9	1.8	1.8
Interest cost	42.0	41.9	2.5	3.1
Contributions by plan participants	1.6	1.4	3.5	2.6
Actuarial (gain) loss	(25.7)	32.2	(0.3)	6.9
Benefits paid	(52.3)	(46.2)	(5.9)	(4.8)
Foreign currency exchange rate changes	16.5	(15.9)	—	—
Plan amendments	0.5	5.2	(13.6)	(11.1)
Settlement, curtailment or special termination losses	(11.3)	3.2	0.3	0.4

Benefit obligation at end of year	777.1	797.9	46.6	58.3

Change in Plan Assets:
Fair value of plan assets at beginning of year	678.4	689.3	—	—
Actual return on plan assets	78.3	40.4	—	—
Contributions by the employer	4.0	3.3	2.4	2.2
Benefits paid	(52.3)	(46.2)	(5.9)	(4.8)
Foreign currency exchange rate changes	15.8	(14.6)	—	—
Plan amendments and adjustments	(2.8)	5.2	—	—
Contributions by plan participants	1.6	1.4	3.5	2.6
Settlements	(4.5)	(0.4)	—	—

Fair value of plan assets at end of year	718.5	678.4	—	—

Unfunded status at end of year	(58.6)	(119.5)	(46.6)	(58.3)
Net loss	226.3	300.6	14.1	15.4
Prior service cost (credit)	0.3	(9.8)	(20.0)	(10.6)

Net amount recognized	$168.0	$171.3	$(52.5)	$(53.5)

Amounts Recognized in the Consolidated Statements of Financial Position:
Noncurrent assets	$9.0	$187.4	$—	$—
Current liabilities	(1.2)	—	(3.3)	—
Noncurrent liabilities	(66.4)	(264.3)	(43.3)	(53.5)
Accumulated other comprehensive loss (earnings), net of tax	142.4	154.6	(3.7)	—
Deferred tax assets	85.9	93.6	—	—
Deferred tax liabilities	(1.7)	—	(2.2)	—

Net amount recognized	$168.0	$171.3	$(52.5)	$(53.5)

The adoption of SFAS 158 did not have a material impact on the Company’s results of operations and cash flows. The following table illustrates the incremental effect of applying SFAS 158 on individual line items on the Consolidated Statement of Financial Position as of December 31, 2006:

		SFAS 158
	Before	Adjustment	After

Other assets	$338.7	$(166.5)	$172.2
Accrued liabilities	719.1	4.6	723.7
Other noncurrent liabilities	500.1	(160.1)	340.0
Accumulated other comprehensive loss	(119.9)	(11.0)	(130.9)

The accumulated benefit obligation for all of the Company’s defined benefit pension plans was $771.4 million and $773.5 million at December 31, 2006 and 2005, respectively.

Pension plans with a benefit obligation in excess of plan assets at December 31:

	2006		2005
	Benefit	Plan	Benefit	Plan
	Obligation	Assets	Obligation	Assets

Plans with projected benefit obligation in excess of plan assets	$673.9	$606.2	$768.4	$647.4
Plans with accumulated benefit obligation in excess of plan assets	665.3	601.7	679.6	573.6

Components of net periodic benefit cost:

				Other Postretirement
	Pension Benefits			Benefits
	2006	2005	2004	2006	2005	2004

Net Periodic Benefit Cost:
Service cost	$7.9	$16.9	$15.0	$1.8	$1.8	$2.0
Interest cost	42.0	41.9	41.2	2.5	3.1	3.3
Expected return on plan assets	(49.2)	(51.2)	(52.1)	—	—	—
Amortization of prior service cost (credit)	—	(1.3)	(4.6)	(3.8)	(1.8)	(0.2)
Amortization of net loss	17.2	16.4	10.0	1.0	0.9	0.1
Settlement, curtailment or special termination (gains) losses	(5.4)	3.4	—	(0.1)	0.1	—

Net periodic benefit cost	$12.5	$26.1	$9.5	$1.4	$4.1	$5.2

The estimated net loss for the defined benefit pension plans that will be amortized from Accumulated other comprehensive earnings (loss) into net periodic benefit cost over the next fiscal year is $15 million. The estimated prior service credit and net loss for the other defined benefit postretirement plans that will be amortized from Accumulated other comprehensive earnings (loss) into net periodic benefit cost over the next fiscal year are $4 million and $1 million, respectively.

Assumptions:

			Other
			Postretirement
	Pension Benefits		Benefits
	2006	2005	2006	2005

Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31:
Discount rate	5.7%	5.4%	5.7%	5.6%
Rate of compensation increase	2.9%	3.9%	4.0%	4.0%

				Other Postretirement
	Pension Benefits			Benefits
	2006	2005	2004	2006	2005	2004

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31:
Discount rate	5.5%	5.6%	6.1%	5.6%	5.8%	6.3%
Expected long-term return on plan assets	7.6%	7.7%	7.8%	—	—	—
Rate of compensation increase	3.9%	3.9%	3.9%	4.0%	4.0%	4.0%

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

Lexmark’s U.S. pension plan’s weighted-average asset allocations at December 31, 2006 and 2005, by asset category were as follows:

	2006	2005

Equity investments	76%	75%
Fixed income investments	24%	25%

Total	100%	100%

Defined Contribution Plans

Lexmark also sponsors defined contribution plans for employees in certain countries. Company contributions are generally based upon a percentage of employees’ contributions. The Company’s expense under these plans was $20.5 million, $13.6 million and $12.8 million in 2006, 2005 and 2004, respectively.

Additional Information

Other postretirement benefits:

For measurement purposes, an 8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2007. The rate is assumed to decrease gradually to 5.25% in 2013 and remain at that level thereafter. A one-percentage-point change in the health care cost trend rate would have a de minimus effect on the benefit cost and obligation since preset caps have been met for the net employer cost of postretirement medical benefits.

Related to Lexmark’s acquisition of the Information Products Corporation from IBM in 1991, IBM agreed to pay for its pro rata share (currently estimated at $43.5 million) of future postretirement benefits for all the Company’s U.S. employees based on pro rated years of service with IBM and the Company.

Cash flows:

In 2007, the Company is currently expecting to contribute approximately $7 million to its pension and other postretirement plans.

Lexmark estimates that the future benefits payable for the pension and other postretirement plans are as follows:

		Other Postretirement
	Pension Benefits	Benefits

2007	$48.1	$3.3
2008	47.8	3.8
2009	47.7	4.3
2010	47.9	4.6
2011	48.2	4.9
2012-2016	242.2	24.0

15.	DERIVATIVES, FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Derivative Instruments and Hedging Activities

Lexmark’s activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. The Company’s risk management program seeks to reduce the potentially adverse effects that market risks may have on its operating results.

Lexmark maintains a foreign currency risk management strategy that uses derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue leveraged derivative instruments. Lexmark maintains an interest rate risk management strategy that may, from time to time use derivative instruments to minimize significant, unanticipated earnings fluctuations caused by interest rate volatility. By using derivative financial instruments to hedge exposures to changes in exchange rates and interest rates, the Company exposes itself to credit risk and market risk. Lexmark manages exposure to counterparty credit risk by entering into derivative financial instruments with highly rated institutions that can be expected to fully perform under the terms of the agreement. Market risk is the adverse effect on the value of a financial instrument that results from a change in currency exchange rates or interest rates. The Company manages exposure to market risk associated with interest rate and foreign exchange contracts by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

Lexmark uses the following hedging strategies to reduce the potentially adverse effects that market volatility may have on its operating results:

Fair Value Hedges:  Fair value hedges are hedges of recognized assets or liabilities. Lexmark enters into forward exchange contracts to hedge accounts receivable, accounts payable and other monetary assets and liabilities. The forward contracts used in this program generally mature in three months or less, consistent with the underlying asset and liability. Foreign exchange option contracts, as well as forward contracts, may be used as fair value hedges in situations where derivative instruments, for which hedge accounting has been discontinued, expose earnings to further change in exchange rates. The Company is using interest rate swaps to convert its fixed rate financing activities to variable rates.

Cash Flow Hedges:  Cash flow hedges are hedges of forecasted transactions or of the variability of cash flows to be received or paid related to a recognized asset or liability. Lexmark enters into foreign exchange options and forward exchange contracts generally expiring within twelve months as hedges of anticipated purchases and sales that are denominated in foreign currencies. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates. The Company also enters into currency swap contracts to hedge foreign currency risks that result from the transfer of various currencies within the Company. The currency swap contracts entered into generally expire within one month.

Accounting for Derivatives and Hedging Activities

All derivatives are recognized in the Consolidated Statements of Financial Position at their fair value. Fair values for Lexmark’s derivative financial instruments are based on pricing models or formulas using current market data, or where applicable, quoted market prices. On the date the derivative contract is entered into, the Company designates the derivative as either a fair value or cash flow hedge. Changes in the fair value of a derivative that is highly effective as — and that is designated and qualifies as — a fair value hedge, along with the loss or gain on the hedged asset or liability are recorded in current period earnings in Cost of revenue on the Consolidated Statements of Earnings. Changes in the fair value of a derivative that is highly effective as — and that is designated and qualifies as — a cash flow hedge are recorded in Accumulated other comprehensive earnings (loss) on the Consolidated Statements of Financial Position, until the underlying transactions occur, at which time the loss or gain on the derivative is recorded in current period earnings in Cost of revenue on the Consolidated Statements of Earnings.

At December 31, 2006, Lexmark held derivative assets of $11.2 million recorded in Prepaid expenses and other current assets on the Consolidated Statements of Financial Position as well as derivative liabilities of $9.8 million recorded in Accrued liabilities on the Consolidated Statements of Financial Position. At December 31, 2005, the Company had derivative assets of $15.7 million recorded in Prepaid expenses and other current assets on the Consolidated Statements of Financial Position as well as derivative liabilities of $7.8 million recorded in Accrued liabilities in the Consolidated Statements of Financial Position. As of December 31, 2006, a total of $0.7 million of deferred net gains on derivative instruments was recorded in Accumulated other comprehensive earnings (losses), of which $0.7 million is expected to be reclassified to earnings during the next twelve months. As of December 31, 2005, a total of $7.1 million of deferred net gains on derivative instruments was recorded in Accumulated other comprehensive earnings (losses), of which $7.1 million was reclassified to earnings during 2006.

Lexmark formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge items. This process includes linking all derivatives that are designated as fair value and cash flow to specific assets and liabilities on the balance sheet or to forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair value or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively, as discussed below.

Lexmark discontinues hedge accounting prospectively when (1) it is determined that a derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (2) the derivative expires or is sold, terminated, or exercised or (3) the derivative is discontinued as a hedge instrument, because it is unlikely that a forecasted transaction will occur. When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value hedge, the derivative will continue to be carried on the Consolidated Statements of Financial Position at its fair value. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the Consolidated Statements of Financial Position at its fair value, and gains and losses that were recorded in Accumulated other comprehensive earnings (losses) are recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the Consolidated Statements of Financial Position, with changes in its fair value recognized in current period earnings. A fair value hedge is entered into when the derivative instrument, for which hedge accounting has been discontinued, exposes earnings to further change in exchange rates. An immaterial portion of the Company’s cash flow hedges was determined to be ineffective, and recognized in current period earnings, during 2006, 2005 and 2004.

Lexmark recorded $4.6 million, $3.0 million and $7.1 million of aggregate net foreign currency transaction losses in 2006, 2005 and 2004, respectively. The aggregate foreign currency transaction net loss amounts include the gains/losses on the Company’s foreign currency fair value hedges for all periods presented.

Financial Instruments

At December 31, 2006, the carrying value of Lexmark’s long-term debt was $149.8 million and the fair value was $152.0 million. At December 31, 2005, the carrying value of the Company’s long-term debt was $149.6 million and the fair value was $155.5 million. The fair value of the long-term debt was estimated based on current rates available to the Company for debt with similar characteristics. At December 31, 2006 and 2005, the Company had no short-term debt outstanding.

During October 2003, Lexmark entered into interest rate swap contracts to convert its $150.0 million principal amount of 6.75% senior notes from a fixed interest rate to a variable interest rate. The interest rate swaps are designated as a fair value hedge of the Company’s $150.0 million long-term debt. The interest rate swaps are recorded at their fair value and the Company’s long-term debt is adjusted by the same corresponding value in accordance with the short-cut method of SFAS 133. The fair value of the interest rate swaps is combined with the fair value adjustment of the Company’s long-term debt due to immateriality and is presented in Long-term debt on the Consolidated Statements of Financial

Position. At December 31, 2006 and 2005, the fair value of the interest rate swap contracts was a liability of $2.2 million and $3.0 million, respectively.

Concentrations of Risk

Lexmark’s main concentrations of credit risk consist primarily of short-term cash investments, marketable securities and trade receivables. Short-term cash and marketable securities investments are made in a variety of high quality securities with prudent diversification requirements. Credit risk related to trade receivables is dispersed across a large number of customers located in various geographic areas. Collateral such as letters of credit and bank guarantees is required in certain circumstances. Lexmark sells a large portion of its products through third-party distributors and resellers and original equipment manufacturer (“OEM”) customers. If the financial condition or operations of these distributors, resellers and OEM customers were to deteriorate substantially, the Company’s operating results could be adversely affected. The three largest distributor, reseller and OEM customer trade receivable balances collectively represented $259 million or approximately 42% of total trade receivables at December 31, 2006, and $301 million or approximately 44% of total trade receivables at December 31, 2005, of which Dell receivables were $170 million or approximately 27% of total trade receivables at December 31, 2006, and $204 million or approximately 30% of total trade receivables at December 31, 2005. However, Lexmark performs ongoing credit evaluations of the financial position of its third-party distributors, resellers and other customers to determine appropriate credit limits.

Lexmark generally has experienced longer accounts receivable cycles in its emerging markets, in particular, Asia Pacific and Latin America, when compared to its U.S. and European markets. In the event that accounts receivable cycles in these developing markets lengthen further, the Company could be adversely affected.

Lexmark also procures a wide variety of components used in the manufacturing process. Although many of these components are available from multiple sources, the Company often utilizes preferred supplier relationships to better ensure more consistent quality, cost and delivery. The Company also sources some printer engines and finished products from OEMs. Typically, these preferred suppliers maintain alternate processes and/or facilities to ensure continuity of supply. Although Lexmark plans in anticipation of its future requirements, should these components not be available from any one of these suppliers, there can be no assurance that production of certain of the Company’s products would not be disrupted.

16.	COMMITMENTS AND CONTINGENCIES

Commitments

Lexmark is committed under operating leases (containing various renewal options) for rental of office and manufacturing space and equipment. Rent expense (net of rental income) was $49.9 million, $52.0 million, and $51.7 million in 2006, 2005 and 2004, respectively. Future minimum rentals under terms of non-cancelable operating leases and sublease rental income commitments at December 31, 2006 were as follows:

	2007	2008	2009	2010	2011	Thereafter

Minimum lease payments	$36.9	$28.4	$21.4	$16.3	$9.9	$16.9
Less: sublease rental income	(1.1)	(1.0)	(0.1)	—	—	—

	$35.8	$27.4	$21.3	$16.3	$9.9	$16.9

Contingencies

In accordance with SFAS No. 5, Accounting for Contingencies, Lexmark records a provision for a loss contingency when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes it has adequate provisions for any such matters.

Legal proceedings

On December 30, 2002 (“02 action”) and March 16, 2004 (“04 action”), the Company filed claims against Static Control Components, Inc. (“SCC”) in the U.S. District Court for the Eastern District of Kentucky (the “District Court”) alleging violation of the Company’s intellectual property and state law rights. Pendl Companies, Inc. (“Pendl”) and Wazana Brothers International, Inc. (“Wazana”) were added as additional defendants to the claims brought by the Company in the 02 action on October 8, 2004. Pendl, Wazana and NER Data Products, Inc., were added as additional parties to the claims brought by the Company in the 04 action on November 8, 2004. These two cases have been consolidated by the District Court. Similar claims in a separate action were filed by the Company in the District Court against David Abraham and Clarity Imaging Technologies, Inc. (“Clarity”) on October 8, 2004. Clarity, Pendl, SCC and Wazana have filed counterclaims against the Company in the District Court alleging that the Company engaged in anti-competitive and monopolistic conduct and unfair and deceptive trade practices in violation of the Sherman Act, the Lanham Act and state laws. SCC has stated in its legal documents that it is seeking approximately $17.8 million to $19.5 million in damages for the Company’s alleged anticompetitive conduct and approximately $1 billion for Lexmark’s alleged violation of the Lanham Act. Wazana has stated in its legal documents that it is seeking approximately $2.2 million to $2.8 million in damages for the Company’s alleged anticompetitive conduct and approximately $1 billion for Lexmark’s alleged violation of the Lanham Act. Pendl has stated in its legal documents that it is seeking approximately $3.7 million to $4.1 million in damages for the Company’s alleged anticompetitive conduct. Clarity has not stated a damage dollar amount. All are seeking treble damages, attorney fees, costs and injunctive relief. On September 28, 2006, the District Court dismissed the counterclaims filed by SCC alleging that the Company engaged in anti-competitive and monopolistic conduct and unfair and deceptive trade practices in violation of the Sherman Act, the Lanham Act and state laws. On October 13, 2006, SCC filed a Motion for Reconsideration of the District Court’s Order dismissing SCC’s claims, or in the alternative, to amend its pleadings. On October 13, 2006, the District Court issued an order to stay the action brought against David Abraham and Clarity until a final judgment or settlement are entered into in the consolidated 02 and 04 actions. On December 15, 2006, the Company filed a summary judgment motion with the District Court to dismiss the counterclaims filed against the Company by Wazana and Pendl. The Company believes that these claims filed against the Company are without merit, and intends to vigorously defend against them.

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

Copyright fees

Certain countries (primarily in Europe) and/or collecting societies representing copyright owners’ interests have taken action to impose fees on devices (such as scanners, printers and multifunction devices) alleging the copyright owners are entitled to compensation because these devices enable reproducing copyrighted content. Other countries are also considering imposing fees on certain devices. The amount of fees, if imposed, would depend on the number of products sold and the amounts of the fee on each product, which will vary by product and by country. The Company has accrued amounts that it believes are adequate to address the risks related to the copyright fee issues currently pending. The financial impact on the Company, which will depend in large part upon the outcome of local legislative processes, the Company’s and other industry participants’ outcome in contesting the fees and the Company’s ability to mitigate that impact by increasing prices, which ability will depend upon competitive market conditions, remains uncertain. As of December 31, 2006 and 2005, the Company had accrued approximately $98 million and $76 million, respectively, for the pending copyright fee issues, including litigation proceedings, local legislative initiatives and/or negotiations with the parties involved. These accruals are included in Accrued liabilities on the Consolidated Statements of Financial Position.

17.	SEGMENT DATA

Lexmark manufactures and sells a variety of printing and multifunction products and related supplies and services and is primarily managed along Business and Consumer market segments. The Company evaluates the performance of its segments based on revenue and operating income, and does not include segment assets or other income and expense items for management reporting purposes. Segment operating income (loss) includes: selling, general and administrative; research and development; restructuring and other, net; and other expenses, certain of which are allocated to the respective segments based on internal measures and may not be indicative of amounts that would be incurred on a stand alone basis or may not be indicative of results of other enterprises in similar businesses. All other operating income (loss) includes significant expenses that are managed outside of the reporting segments. These unallocated costs include such items as information technology expenses, occupancy costs, stock-based compensation and certain other corporate and regional general and administrative expenses such as finance, legal and human resources.

The following table includes information about the Company’s reportable segments for the year ended December 31:

	2006	2005	2004
Revenue:
Business	$2,869.1	$2,774.8	$2,816.6
Consumer	2,239.0	2,446.7	2,497.2
Total revenue	$5,108.1	$5,221.5	$5,313.8

Operating income (loss):
Business	$600.1	$661.0	$752.2
Consumer	246.0	232.1	333.2
All other	(403.6)	(359.4)	(353.3)
Total operating income (loss)	$442.5	$533.7	$732.1

In connection with the 2006 restructuring, operating income (loss) noted above for the year ended December 31, 2006, includes restructuring related charges of $35.2 million in its Business segment, $54.7 million in its Consumer segment and $31.2 million in All other. All other operating income also includes a $9.9 million pension curtailment gain from the pension plan freeze.

In connection with the 2005 workforce reduction, operating income (loss) noted above for the year ended December 31, 2005, included one-time termination benefit charges of $6.5 million in its Business segment, $2.6 million in its Consumer segment and $1.3 million in All other.

During 2006, 2005 and 2004, one customer, Dell, accounted for $744 million or approximately 15%, $782 million or approximately 15%, and $570 million or approximately 11% of the Company’s total revenue, respectively. Sales to Dell are included in both the Business and Consumer segments.

The following is revenue by geographic area for the year ended December 31:

	2006	2005	2004
Revenue:
United States	$2,245.3	$2,360.5	$2,397.8
Europe	1,843.1	1,853.8	1,926.3
Other International	1,019.7	1,007.2	989.7
Total revenue	$5,108.1	$5,221.5	$5,313.8

Sales are attributed to geographic areas based on the location of customers. Other International revenue includes exports from the U.S. and Europe.

The following is long lived asset information by geographic area as of December 31:

	2006	2005	2004
Long-lived assets:
United States	$422.0	$420.9	$395.2
Europe	45.0	103.2	126.3
Other International	379.8	308.1	270.7
Total long-lived assets	$846.8	$832.2	$792.2

Long-lived assets include property, plant and equipment, net of accumulated depreciation.

The following is revenue by product category for the year ended December 31:

	2006	2005	2004
Revenue:
Laser and inkjet printers	$1,663.0	$1,799.4	$2,000.1
Laser and inkjet supplies	3,211.6	3,117.2	2,974.8
Other	233.5	304.9	338.9
Total revenue	$5,108.1	$5,221.5	$5,313.8

18.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
(In Millions, Except Per Share Amounts)	Quarter	Quarter	Quarter	Quarter
2006:
Revenue	$1,275.3	$1,229.0	$1,234.6	$1,369.2
Gross profit(1)	403.8	417.7	402.4	422.1
Operating income(1)	120.5	103.6	115.1	103.3
Net earnings(1)	86.2	76.7	85.6	89.9

Basic EPS*(1)	$0.79	$0.74	$0.86	$0.92
Diluted EPS*(1)	0.78	0.74	0.85	0.91

Stock prices:
High	$51.08	$57.25	$59.00	$74.13
Low	44.83	45.01	50.00	57.66
2005:
Revenue	$1,357.6	$1,283.1	$1,215.5	$1,365.3
Gross profit	447.3	444.3	357.3	386.7
Operating income(2)	161.7	175.5	82.7	113.8
Net earnings(2)	123.9	79.9	70.2	82.3

Basic EPS*(2)	$0.97	$0.65	$0.59	$0.72
Diluted EPS*(2)	0.96	0.64	0.59	0.71

Stock prices:
High	$86.10	$79.92	$70.42	$61.05
Low	77.90	64.83	59.87	39.69

*	The sum of the quarterly earnings per share amounts does not necessarily equal the annual earnings per share due to changes in average share calculations. This is in accordance with prescribed reporting requirements.

(1)	Net earnings for the first quarter of 2006 included $49.6 million of pre-tax restructuring related charges and project costs, a $9.8 million pre-tax pension curtailment benefit and $10.3 million of pre-tax stock-based compensation expense.

Net earnings for the second quarter of 2006 included $53.4 million of pre-tax restructuring related charges and project costs, $10.9 million of pre-tax stock-based compensation expense and a $2.5 million income tax benefit from the resolution of income tax matters for the years 2002 and 2003.

Net earnings for the third quarter of 2006 included $13.3 million of pre-tax restructuring related charges and project costs and $11.4 million of pre-tax stock-based compensation expense.

Net earnings for the fourth quarter of 2006 included $18.8 million of pre-tax restructuring related charges and project costs, $10.6 million of pre-tax stock-based compensation expense and an $11.8 million income tax benefit from the expiration of various domestic and foreign statutes of limitation.

(2)	Net earnings for the second quarter of 2005 included increased tax costs of $53.2 million of which $1.2 million was reversed during the fourth quarter of 2005. This $52 million annual charge resulted from the approval by the board of directors to repatriate $684 million of foreign dividends during 2005 under the American Jobs Creation Act of 2004.

Net earnings for the third and fourth quarters of 2005 included $8.9 million and $1.5 million, respectively, of one-time termination benefit charges in connection with a workforce reduction.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lexmark International, Inc.:

We have completed integrated audits of Lexmark International, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated Financial statements and financial statement schedule

In our opinion, the consolidated statements of financial position and the related consolidated statements of earnings, cash flows and stockholders’ equity and comprehensive earnings present fairly, in all material respects, the financial position of Lexmark International, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the Index at Item 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 3 and 14 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006 and the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting” appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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
February 23, 2007

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2006. Based upon that evaluation, the Company’s Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and were effective as of December 31, 2006 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and they have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which is included in their report appearing on pages 89-90.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2006, the Company continued its process of centralizing certain of its accounting and other finance functions and order-to-cash functions from various countries to shared service centers. As a result, certain changes in basic processes and internal controls and procedures for day-to-day accounting functions and financial reporting were made. While management believes the changed controls relating to financial reporting are adequate and effective, management is continuing to evaluate and monitor the changes in controls and procedures as processes in each of these areas evolve.

Except for implementing the changes noted above, there has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except with respect to information regarding the executive officers of the Registrant and the Company’s code of ethics, the information required by Part III, Item 10 of this Form 10-K is incorporated by reference herein, and made part of this Form 10-K, from the Company’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year. The required information is included in the definitive Proxy Statement under the headings “Election of Directors” and “Report of the Finance and Audit Committee.” The information with respect to the executive officers of the Registrant is included under the heading “Executive Officers of the Registrant” in Item 1 above. The Company has adopted a code of business conduct and ethics for directors, officers (including the Company’s principal executive officer, principal financial officer and controller) and employees, known as the Code of Business Conduct. The Code of Business Conduct, as well as the Company’s Corporate Governance Principles and the charters of each of the committees of the board of directors, is available on the Corporate Governance section of the Company’s Investor Relations website at http://investor.lexmark.com. The Company also intends to disclose on the Corporate Governance section of its Investor Relations website any amendments to the Code of Business Conduct and any waivers from the provisions of the Code of Business Conduct that apply to the principal executive officer, principal financial officer or controller, and that relate to any elements of the code of ethics enumerated by the applicable regulation of the Securities and Exchange Commission (Item 406(b) of Regulation S-K). Anyone may request a free copy of the Corporate Governance Principles, the charters of each of the committees of the board of directors or the Code of Business Conduct from:

Lexmark International, Inc.
Attention: Investor Relations
One Lexmark Centre Drive
740 West New Circle Road
Lexington, Kentucky 40550
(859) 232-5568

The New York Stock Exchange (“NYSE”) requires that the Chief Executive Officer of each listed Company certify annually to the NYSE that he or she is not aware of any violation by the Company of NYSE corporate governance listing standards as of the date of such certification. The Company submitted the certification of its Chairman and Chief Executive Officer, Paul J. Curlander, for 2006 with its Annual Written Affirmation to the NYSE on May 25, 2006.

The Securities and Exchange Commission requires that the principal executive officer and principal financial officer of the Company make certain certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and file the certifications as exhibits with each Annual Report on Form 10-K. In connection with this Annual Report on Form 10-K filed with respect to the year ended December 31, 2006, these certifications were made by Paul J. Curlander, Chairman and Chief Executive Officer, and John W. Gamble, Jr., Executive Vice President and Chief Financial Officer, of the Company and are included as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

Item 11.	EXECUTIVE COMPENSATION

Information required by Part III, Item 11 of this Form 10-K is incorporated by reference from the Company’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K. The required information is included in the definitive Proxy Statement under the headings “Compensation Discussion & Analysis,” “Executive Compensation,” “Director Compensation” and “Compensation Committee Report.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Part III, Item 12 of this Form 10-K is incorporated by reference from the Company’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K. The required information is included in the definitive Proxy Statement under the headings “Security Ownership by Management and Principal Stockholders” and “Equity Compensation Plan Information.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Part III, Item 13 of this Form 10-K is incorporated by reference from the Company’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K. The required information is included in the definitive Proxy Statement under the headings “Composition of Board and Committees,” “Executive Compensation” and “Director Compensation.”

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Part III, Item 14 of this Form 10-K is incorporated by reference from the Company’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K. The required information is included in the definitive Proxy Statement under the heading “Ratification of the Appointment of Independent Auditors.”

Part IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	Financial Statements:

Financial statements filed as part of this Form 10-K are included under Part II, Item 8.

(2)	Financial Statement Schedule:

Pages In Form 10-K

Report of Independent Registered Public Accounting Firm	89
For the years ended December 31, 2004, 2005 and 2006:
Schedule II — Valuation and Qualifying Accounts	94

All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related Notes.

(3)	Exhibits

Exhibits for the Company are listed in the Index to Exhibits beginning on page E-1.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2004, 2005 and 2006
(In Millions)

	(B)	(C)		(D)	(E)
		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period

2004:
Accounts receivable allowances	$48.1	$4.0	$—	$(11.6)	$40.5
Deferred tax asset valuation allowances	21.8	1.5	—	—	23.3

2005:
Accounts receivable allowances	$40.5	$1.7	$—	$(4.8)	$37.4
Deferred tax asset valuation allowances	23.3	2.3	—	—	25.6

2006:
Accounts receivable allowances	$37.4	$1.6	$—	$(1.0)	$38.0
Deferred tax asset valuation allowances	25.6	7.9	—	—	33.5

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Lexington, Commonwealth of Kentucky, on February 28, 2007.

LEXMARK INTERNATIONAL, INC.

By	/s/ Paul J. Curlander
Name: Paul J. Curlander

Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul J. Curlander Paul J. Curlander	Chairman and Chief Executive Officer (Principal Executive Officer)	February 28, 2007

/s/ John W. Gamble, Jr. John W. Gamble, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2007

/s/ Gary D. Stromquist Gary D. Stromquist	Vice President and Corporate Controller (Principal Accounting Officer)	February 28, 2007

* B. Charles Ames	Director	February 28, 2007

* Teresa Beck	Director	February 28, 2007

* William R. Fields	Director	February 28, 2007

* Ralph E. Gomory	Director	February 28, 2007

* Stephen R. Hardis	Director	February 28, 2007

* James F. Hardymon	Director	February 28, 2007

* Robert Holland, Jr.	Director	February 28, 2007

* Marvin L. Mann	Director	February 28, 2007

Signature	Title	Date

* Michael J. Maples	Director	February 28, 2007

* Jean-Paul L. Montupet	Director	February 28, 2007

* Kathi P. Seifert	Director	February 28, 2007

* Martin D. Walker	Director	February 28, 2007

/s/ *Vincent J. Cole, Attorney-in-Fact *Vincent J. Cole, Attorney-in-Fact		February 28, 2007

Index to Exhibits

Number	Description of Exhibits

2	Agreement and Plan of Merger, dated as of February 29, 2000, by and between Lexmark International, Inc. (the “Company”) and Lexmark International Group, Inc. (“Group”).(1)
3.1	Restated Certificate of Incorporation of the Company.(2)
3.2	Company By-Laws, as Amended and Restated June 22, 2000.(2)
3.3	Amendment No. 1 to Company By-Laws, as Amended and Restated June 22, 2000.(3)
3.4	Amendment No. 2 to Company By-Laws, as Amended and Restated June 22, 2000.(4)
4.1	Form of the Company’s 6.75% Senior Notes due 2008.(5)
4.2	Indenture, dated as of May 11, 1998, by and among the Company, as Issuer, and Group, as Guarantor, to The Bank of New York, as Trustee.(5)
4.3	First Supplemental Indenture, dated as of June 22, 2000, by and among the Company, as Issuer, and Group, as Guarantor, to The Bank of New York, as Trustee.(2)
4.4	Amended and Restated Rights Agreement, dated as of December 2, 2003, between the Company and The Bank of New York, as Rights Agent.(6)
4.5	Specimen of Class A common stock certificate.(2)
10.1	Agreement, dated as of May 31, 1990, between the Company and Canon Inc., and Amendment thereto.(7)*
10.2	Agreement, dated as of March 26, 1991, between the Company and Hewlett-Packard Company.(7)*
10.3	Patent Cross-License Agreement, effective October 1, 1996, between Hewlett-Packard Company and the Company.(8)*
10.4	Amended and Restated Lease Agreement, dated as of January 1, 1991, between IBM and the Company, and First Amendment thereto.(9)
10.5	Third Amendment to Lease, dated as of December 28, 2000, between IBM and the Company.(10)
10.6	Credit Agreement, dated as of January 20, 2005, by and among the Company, as Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Fleet National Bank and Citibank, N.A., as Co-Syndication Agents, and KeyBank National Association and SunTrust Bank, as Co-Documentation Agents.(11)
10.7	Amended and Restated Receivables Purchase Agreement, dated as of October 8, 2004, by and among Lexmark Receivables Corporation, as Seller, CIESCO, LLC and Gotham Funding Corporation, as the Investors, Citibank, N.A. and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as the Banks, Citicorp North America, Inc. and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as the Investor Agents, Citicorp North America, Inc., as Program Agent for the Investors and Banks, and the Company, as Collection Agent and Originator.(12)
10.8	Amendment No. 1 to Receivables Purchase Agreement, dated as of October 7, 2005, by and among Lexmark Receivables Corporation, as Seller, CIESCO, LLC, Gotham Funding Corporation, Citibank, N.A., The Bank of Tokyo-Mitsubishi, Ltd., New York Branch (“BTM”), Citicorp North America, Inc. (“CNAI”), as Program Agents, CNAI and BTM, as Investor Agents, and the Company, as Collection Agent and Originator.(13)
10.9	Amendment No. 2 to Receivables Purchase Agreement, dated as of October 6, 2006, by and among Lexmark Receivables Corporation, as Seller, CIESCO, LLC and Gotham Funding Corporation, as the Investors, Citibank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (“BTMUFJ”), CNAI, as Program Agent, CNAI and BTMUFJ, as Investor Agents, and the Company, as Collection Agent and Originator.(14)
10.10	Purchase and Contribution Agreement, dated as of October 22, 2001, by and between the Company, as Seller, and Lexmark Receivables Corporation, as Purchaser.(3)
10.11	Amendment to Purchase and Contribution Agreement, dated as of October 17, 2002, by and between the Company, as Seller, and Lexmark Receivables Corporation, as Purchaser.(15)

Number	Description of Exhibits

10.12	Amendment No. 2 to Purchase and Contribution Agreement, dated as of October 20, 2003, by and between the Company, as Seller, and Lexmark Receivables Corporation, as Purchaser.(16)
10.13	Amendment No. 3 to Purchase and Contribution Agreement, dated as of October 8, 2004, by and between the Company, as Seller, and Lexmark Receivables Corporation, as Purchaser.(12)
10.14	Amendment No. 4 to Purchase and Contribution Agreement, dated as of October 7, 2005, by and between the Company, as Seller, and Lexmark Receivables Corporation, as Purchaser.(13)
10.15	Lexmark Holding, Inc. Stock Option Plan for Executives and Senior Officers.(9)+
10.16	First Amendment to the Lexmark Holding, Inc. Stock Option Plan for Executives and Senior Officers, dated as of October 31, 1994.(17)+
10.17	Second Amendment to the Lexmark Holding, Inc. Stock Option Plan for Executives and Senior Officers, dated as of September 13, 1995.(17)+
10.18	Third Amendment to the Lexmark Holding, Inc. Stock Option Plan for Executives and Senior Officers, dated as of April 29, 1999.(18)+
10.19	Fourth Amendment to the Lexmark Holding, Inc. Stock Option Plan for Executives and Senior Officers, dated as of July 29, 1999.(18)+
10.20	Form of Stock Option Agreement pursuant to the Lexmark Holding, Inc. Stock Option Plan for Executives and Senior Officers.(17)+
10.21	Lexmark Holding, Inc. Stock Option Plan for Senior Managers.(9)+
10.22	First Amendment to the Lexmark Holding, Inc. Stock Option Plan for Senior Managers, dated as of September 13, 1995.(9)+
10.23	Second Amendment to the Lexmark Holding, Inc. Stock Option Plan for Senior Managers, dated as of April 29, 1999.(18)+
10.24	Third Amendment to the Lexmark Holding, Inc. Stock Option Plan for Senior Managers, dated as of July 29, 1999.(18)+
10.25	Form of Stock Option Agreement pursuant to the Lexmark Holding, Inc. Stock Option Plan for Senior Managers.(17)+
10.26	Lexmark International, Inc. Stock Incentive Plan, as Amended and Restated, effective April 30, 2003.(19)+
10.27	Form of Stock Option Agreement pursuant to the Lexmark International, Inc. Stock Incentive Plan, as Amended and Restated, effective April 30, 2003.(20)+
10.28	Form of Restricted Stock Unit Agreement pursuant to the Lexmark International, Inc. Stock Incentive Plan, as Amended and Restated, effective April 30, 2003.(20) +
10.29	Lexmark International Group, Inc. Nonemployee Director Stock Plan, Amended and Restated, effective April 30, 1998.(5)+
10.30	Amendment No. 1 to the Lexmark International Group, Inc. Nonemployee Director Stock Plan, dated as of February 11, 1999.(21)+
10.31	Amendment No. 2 to the Lexmark International Group, Inc. Nonemployee Director Stock Plan, dated as of April 29, 1999.(18)+
10.32	Amendment No. 3 to the Lexmark International Group, Inc. Nonemployee Director Stock Plan, dated as of July 24, 2003.(22)+
10.33	Amendment No. 4 to the Lexmark International, Inc. Nonemployee Director Stock Plan, dated as of April 22, 2004.(23)+
10.34	Form of Stock Option Agreement, pursuant to the Lexmark International, Inc. Nonemployee Director Stock Plan, Amended and Restated, effective April 30, 1998.(24)+
10.35	Lexmark International, Inc. 2005 Nonemployee Director Stock Plan.(25)+
10.36	Form of Stock Option Agreement pursuant to the Lexmark International, Inc. 2005 Nonemployee Director Stock Plan.(14)+
10.37	Form of Restricted Stock Unit Agreement pursuant to the Lexmark International, Inc. 2005 Nonemployee Director Stock Plan.(14) +

Number	Description of Exhibits

10.38	Form of Agreement pursuant to the Company’s 2003-2005 Long-Term Incentive Plan.(22)+
10.39	Form of Agreement pursuant to the Company’s 2004-2006 Long-Term Incentive Plan.(26)+
10.40	Form of Agreement pursuant to the Company’s 2005-2007 Long-Term Incentive Plan.(27)+
10.41	Form of Agreement pursuant to the Company’s 2006-2008 Long-Term Incentive Plan.(28) +
10.42	Form of Agreement pursuant to the Company’s 2007-2009 Long-Term Incentive Plan.(29)+
10.43	Lexmark International, Inc. Senior Executive Incentive Compensation Plan.(26)+
10.44	Lexmark Supplemental Savings and Deferred Compensation Plan.(14)+
10.45	Form of Employment Agreement, entered into as of June 1, 2003, by and between the Company and each of Paul J. Curlander, Paul A. Rooke and Vincent J. Cole; entered into as of July 1, 2004 by and between the Company and Najib Bahous; and entered into as of September 6, 2005 by and between the Company and John W. Gamble, Jr.(22)+
10.46	Endorsement to the Employment Contract of Najib Bahous entered into as of July 1, 2004, by and between Lexmark Europe SARL and Najib Bahous.(30)+
10.47	Form of Change in Control Agreement entered into as of April 30, 1998, by and among the Company, Group and each of Paul J. Curlander, Paul A. Rooke and Vincent J. Cole; entered into as of July 1, 2004 by and between the Company and Najib Bahous; and entered into as of September 6, 2005 by and between the Company and John W. Gamble, Jr.(24)+
10.48	Form of Indemnification Agreement entered into as of April 30, 1998, by and among the Company, Group and each of Paul J. Curlander, Paul A. Rooke and Vincent J. Cole; entered into as of July 1, 2004 by and between the Company and Najib Bahous; and entered into as of September 6, 2005 by and between the Company and John W. Gamble, Jr.(24)+
10.49	Description of Compensation Payable to Nonemployee Directors.(29)+
21	Subsidiaries of the Company as of December 31, 2006
23	Consent of PricewaterhouseCoopers LLP
24	Power of Attorney
31.1	Certification of Chairman and Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment previously granted by the Securities and Exchange Commission.

+	Indicates management contract or compensatory plan, contract or arrangement.

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (Commission File No. 1-14050).

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (Commission File No. 1-14050).

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (Commission File No. 1-14050).

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2006 (Commission File No. 1-14050).

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Commission File No. 1-14050).

(6)	Incorporated by reference to the Company’s Amended Registration Statement on Form 8-A filed with the Commission on December 22, 2003 (Commission File No. 1-14050).

(7)	Incorporated by reference to the Company’s Form S-1 Registration Statement, Amendment No. 2 (Registration No. 33-97218) filed with the Commission on November 13, 1995.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1996 (Commission File No. 1-14050).

(9)	Incorporated by reference to the Company’s Form S-1 Registration Statement (Registration No. 33-97218) filed with the Commission on September 22, 1995.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 1-14050).

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 20, 2005 (Commission File No. 1-14050).

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on October 13, 2004 (Commission File No. 1-14050).

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (Commission File No. 1-14050).

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (Commission File No. 1-14050).

(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (Commission File No. 1-14050).

(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (Commission File No. 1-14050).

(17)	Incorporated by reference to the Company’s Form S-1 Registration Statement, Amendment No. 1 (Registration No. 33-97218), filed with the Commission on October 27, 1995.

(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (Commission File No. 1-14050).

(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (Commission File No. 1-14050).

(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (Commission File No. 1-14050).

(21)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (Commission File No. 1-14050).

(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (Commission File No. 1-14050).

(23)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission file No. 1-14050).

(24)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (Commission File No. 1-14050).

(25)	Incorporated by reference to Exhibit A of the Company’s Proxy Statement filed with the Commission on March 14, 2005 (Commission File No. 1-14050).

(26)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (Commission File No. 1-14050).

(27)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 15, 2005 (Commission File No. 1-14050).

(28)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (Commission File No. 1-14050).

(29)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 27, 2007 (Commission File No. 1-14050).

(30)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (Commission File No. 1-14050).

E-4