Form 10-Q
period 2007-03-31
LEXMARK INTERNATIONAL INC /KY/
filed 2007-05-08
CIK 1001288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2007

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

The registrant had 94,565,825 shares outstanding (excluding shares held in treasury) of Class A Common Stock, par value $0.01 per share, as of the close of business on April 30, 2007.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX
		Page of Form 10-Q
	PART I - FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS

	Consolidated Condensed Statements of Earnings
	Three Months Ended March 31, 2007 and 2006	2

	Consolidated Condensed Statements of Financial Position
	As of March 31, 2007 and December 31, 2006	3

	Consolidated Condensed Statements of Cash Flows
	Three Months Ended March 31, 2007 and 2006	4

	Notes to Consolidated Condensed Financial Statements	5 - 13

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14 - 28

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29

Item 4.	CONTROLS AND PROCEDURES	30

	PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	30

Item 1A.	RISK FACTORS	31

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	31

Item 3.	DEFAULTS UPON SENIOR SECURITIES	31

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	32

Item 5.	OTHER INFORMATION	32

Item 6.	EXHIBITS	32

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31
	2007	2006

Revenue	$1,260.6	$1,275.3
Cost of revenue	837.8	871.5
Gross profit	422.8	403.8

Research and development	99.9	87.4
Selling, general and administrative	201.8	174.8
Restructuring and other, net	-	21.1
Operating expense	301.7	283.3
Operating income	121.1	120.5

Interest (income) expense, net	(4.4)	(6.3)
Other expense (income), net	1.2	0.8
Earnings before income taxes	124.3	126.0

Provision for income taxes	31.9	39.8
Net earnings	$92.4	$86.2

Net earnings per share:
Basic	$0.96	$0.79
Diluted	$0.95	$0.78

Shares used in per share calculation:
Basic	96.5	109.8
Diluted	97.5	110.2

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
(In Millions, Except Par Value)
(Unaudited)

	March 31 2007	December 31 2006
ASSETS
Current assets:
Cash and cash equivalents	$120.3	$144.6
Marketable securities	322.4	406.3
Trade receivables, net of allowances of $36.5 in 2007 and $38.0 in 2006	601.2	584.3
Inventories	433.3	457.8
Prepaid expenses and other current assets	243.2	237.0
Total current assets	1,720.4	1,830.0

Property, plant and equipment, net	842.8	846.8
Other assets	173.8	172.2
Total assets	$2,737.0	$2,849.0

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$574.4	$600.3
Accrued liabilities	704.2	723.7
Total current liabilities	1,278.6	1,324.0

Long-term debt	149.8	149.8
Other liabilities	311.4	340.0
Total liabilities	1,739.8	1,813.8

Contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1.6 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value:
Class A, 900.0 shares authorized; 94.5 and 97.0 outstanding in 2007 and 2006, respectively	1.1	1.1
Class B, 10.0 shares authorized; no shares issued and outstanding	-	-
Capital in excess of par	850.8	827.3
Retained earnings	727.2	627.5
Treasury stock, net; at cost;13.6 and 10.9 shares in 2007 and 2006, respectively	(454.7)	(289.8)
Accumulated other comprehensive loss	(127.2)	(130.9)
Total stockholders' equity	997.2	1,035.2
Total liabilities and stockholders' equity	$2,737.0	$2,849.0

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Three Months Ended March 31
	2007	2006
Cash flows from operating activities:
Net earnings	$92.4	$86.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	41.1	61.5
Deferred taxes	(9.2)	(1.5)
Stock-based compensation expense	12.5	10.6
Tax shortfall from employee stock plans	(0.1)	-
Other	(5.9)	(7.5)
	130.8	149.3
Change in assets and liabilities:
Trade receivables	(16.9)	66.9
Inventories	24.5	10.2
Accounts payable	(25.9)	(19.4)
Accrued liabilities	(10.7)	15.5
Other assets and liabilities	(15.2)	(3.0)
Net cash flows provided by operating activities	86.6	219.5

Cash flows from investing activities:
Purchases of property, plant and equipment	(49.0)	(46.8)
Purchases of marketable securities	(327.0)	(475.8)
Proceeds from marketable securities	411.0	637.7
Proceeds from sale of Scotland facility	8.1	-
Other	-	(1.2)
Net cash flows provided by investing activities	43.1	113.9

Cash flows from financing activities:
Issuance of treasury stock	0.1	-
Purchase of treasury stock	(165.0)	(300.0)
Proceeds from employee stock plans	9.6	4.3
Tax windfall from employee stock plans	1.4	1.1
Other	(0.2)	(0.8)
Net cash flows used for financing activities	(154.1)	(295.4)
Effect of exchange rate changes on cash	0.1	0.9
Net change in cash and cash equivalents	(24.3)	38.9
Cash and cash equivalents - beginning of period	144.6	168.3
Cash and cash equivalents - end of period	$120.3	$207.2

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(In Millions, Except Per Share Amounts)
(Unaudited)

1.     BASIS OF PRESENTATION

The accompanying interim Consolidated Condensed Financial Statements are unaudited; however, in the opinion of management of Lexmark International, Inc. (together with its subsidiaries, the “Company” or “Lexmark”), all adjustments necessary for a fair statement of the interim financial results have been included. The results for the interim periods are not necessarily indicative of results to be expected for the entire year. The Condensed Consolidated Statement of Financial Position data as of December 31, 2006, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). The Company filed with the Securities and Exchange Commission audited consolidated financial statements for the year ended December 31, 2006, on Form 10-K, which included all information and notes necessary for such presentation. Accordingly, these financial statements and notes should be read in conjunction with the Company’s audited annual consolidated financial statements for the year ended December 31, 2006.

2.     RESTRUCTURING-RELATED CHARGES AND OTHER

During the first quarter of 2006, the Company approved a plan to restructure its workforce, consolidate some manufacturing capacity and make certain changes to its U.S. retirement plans (collectively referred to as the “2006 actions”). The workforce restructuring eliminated or transferred over 1,400 positions from various business functions and job classes, with over 850 positions being eliminated, and over 550 positions being transferred from various locations primarily to low-cost countries. Lexmark consolidated its manufacturing capacity to reduce manufacturing costs, including the closure of its Rosyth, Scotland inkjet cartridge manufacturing facility and Orleans, France laser toner facilities, and reduced its operating expenses, particularly in the areas of supply chain, general and administrative and marketing and sales support. Lexmark also froze pension benefits in its defined benefit pension plan for U.S. employees, effective April 3, 2006, and at the same time changed from a maximum Company matching contribution of three percent of eligible compensation to an automatic Company contribution of one percent and a maximum Company matching contribution of five percent to Lexmark’s existing 401(k) plan. Except for approximately 100 positions to be eliminated in 2007, activities related to the 2006 actions were substantially completed at the end of 2006.

For the three months ended March 31, 2006, the Company incurred pre-tax charges of $49.6 million related to the 2006 actions which were partially offset by a $9.8 million pre-tax pension curtailment gain. Of the $39.8 million of net charges incurred for the three months ended March 31, 2006, related to the 2006 actions, $18.7 million is included in Cost of revenue and $21.1 million in Restructuring and other, net on the Company’s Consolidated Condensed Statements of Earnings.

The following table presents a rollforward of the liability incurred for employee termination benefit and contract termination and lease charges in connection with the 2006 actions. The liability is included in Accrued liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

Employee Termination Benefits		Contract Termination & Lease Charges	Total
Balance at December 31, 2006	$25.3	$4.8	$30.1
Payments & other (1)	(6.9)	(0.3)	(7.2)
Reversals	(0.2)	-	(0.2)
Balance at March 31, 2007	$18.2	$4.5	$22.7

(1) Other consists of changes in the liability balance due to foreign currency translations.

During the first quarter of 2007, the Company sold its Rosyth, Scotland facility for $8.1 million and recognized a $3.5 million pre-tax gain on the sale.

3.     TRADE RECEIVABLES FACILITY

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

During the first quarter of 2007, the Company amended the facility to allow LRC to repurchase previously sold receivables from the unrelated third party. Prior to the 2007 amendment, the Company accounted for the transfer of receivables from LRC to the unrelated third party as sales of receivables. As a result of the 2007 amendment, the Company will account for the transfers of receivables from LRC to the unrelated third party as a secured borrowing with a pledge of its receivables as collateral.

At March 31, 2007 and December 31, 2006, there were no receivables or borrowings outstanding under the facility.

4.     INVENTORIES

Inventories consist of the following:

	March 31 2007	December 31 2006
Work in process	$120.2	$119.7
Finished goods	313.1	338.1
Inventories	$433.3	$457.8

5.     AGGREGATE WARRANTY LIABILITY

Changes in the Company’s aggregate warranty liability, which includes both warranty and extended warranty (deferred revenue), are presented below:

	2007	2006
Balance at January 1	$212.4	$195.0
Accruals for warranties issued	68.7	50.2
Accruals related to pre-existing warranties (including amortization of deferred revenue for extended warranties and changes in estimates)	(13.3)	(8.8)
Settlements made (in cash or in kind)	(44.5)	(43.7)
Balance at March 31	$223.3	$192.7

Both warranty and the short-term portion of extended warranty are included in Accrued liabilities on the Consolidated Condensed Statements of Financial Position. The long-term portion of extended warranty is included in Other liabilities on the Consolidated Condensed Statements of Financial Position.

6.    INCOME TAXES

Current year provision

The effective income tax rate was 25.7% for the three months ended March 31, 2007, compared to 31.6% for the first quarter of 2006. The difference in these rates is due principally to the fact that the U.S. Research and Experimentation tax credit had not been reinstated by Congress as of the first quarter of 2006 (2.8%) and the impact of the restructuring in 2006 (1.9%).

Critical Accounting Policy

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

Adoption of FIN 48

The Company adopted the provisions of FIN 48 and related guidance on January 1, 2007. As a result of the implementation of FIN 48, the Company reduced its liability for unrecognized tax benefits and related interest and penalties by $7.3 million, which resulted in a corresponding increase in the Company’s January 1, 2007, retained earnings balance. The Company also recorded an increase in its deferred tax assets of $8.5 million and a corresponding increase in its liability for unrecognized tax benefits as a result of adopting FIN 48.

The amount of unrecognized tax benefits at January 1, 2007, was $59.8 million, of which $46.3 million would affect the Company’s effective tax rate if recognized. The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of its income tax provision. As of January 1, 2007, the Company had $18.9 million of accrued interest and penalties.

It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes would occur based on the results of ongoing tax audits in various jurisdictions around the world. At this time, an estimate of the range of reasonably possible outcomes cannot be made.

Several tax years are subject to examination by major tax jurisdictions. In the U.S., federal tax years 2004 and after are subject to examination. The Internal Revenue Service is currently auditing tax years 2004 and 2005. In France, tax years 2004 and after are subject to examination. The French Tax Administration is currently auditing tax years 2004 and 2005. In Switzerland, tax years 2001 and after are subject to examination. In most of the other countries where the Company files income tax returns, 2001 is the earliest tax year that is subject to examination.

7.    STOCKHOLDERS’ EQUITY

In January 2006, the Company received authorization from the board of directors to repurchase an additional $1.0 billion of its Class A Common Stock for a total repurchase authority of $3.9 billion. As of March 31, 2007, there was approximately $0.3 billion of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During the first quarter of 2007, the Company repurchased approximately 2.7 million shares at a cost of approximately $165 million. As of March 31, 2007, since the inception of the program in April 1996, the Company had repurchased approximately 74.1 million shares for an aggregate cost of approximately $3.6 billion. As of March 31, 2007, the Company had reissued approximately 0.5 million shares of previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million and 16.0 million shares of treasury stock in 2005 and 2006, respectively, the net treasury shares outstanding at March 31, 2007, were 13.6 million.

8.    OTHER COMPREHENSIVE EARNINGS (LOSS)

Comprehensive earnings (loss), net of taxes, consist of the following:

	Three Months Ended March 31
	2007	2006
Net earnings	$92.4	$86.2
Other comprehensive earnings (loss):
Foreign currency translation adjustment	0.7	4.5
Cash flow hedging	(0.1)	(6.2)
Pension or other postretirement benefits adjustment	3.0	-
Minimum pension liability adjustment	-	3.7
Net unrealized gain on marketable securities	0.1	0.2
Comprehensive earnings	$96.1	$88.4

Accumulated other comprehensive (loss) earnings consist of the following:

	Foreign Currency Translation Adjustment	Cash Flow Hedges	Pension or Other Postretirement Benefits	Net Unrealized Gain on Marketable Securities	Accumulated Other Comprehensive (Loss) Earnings
Balance at 12/31/06	$7.1	$0.7	$(138.7)	$-	$(130.9)
1st Qtr 2007 change	0.7	(0.1)	3.0	0.1	3.7
Balance at 3/31/07	$7.8	$0.6	$(135.7)	$0.1	$(127.2)

9.    EARNINGS PER SHARE (“EPS”)

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations:

	Three Months Ended March 31
	2007	2006
Numerator:
Net earnings	$92.4	$86.2
Denominator:
Weighted average shares used to compute basic EPS	96.5	109.8
Effect of dilutive securities -
Employee stock plans	1.0	0.4
Weighted average shares used to compute diluted EPS	97.5	110.2

Basic net EPS	$0.96	$0.79
Diluted net EPS	$0.95	$0.78

Restricted stock units and stock options totaling an additional 5.8 million and 11.8 million shares of Class A Common Stock for the three month periods ended March 31, 2007 and 2006, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

10.    EMPLOYEE PENSION AND POSTRETIREMENT PLANS

The components of the net periodic benefit cost for both the pension and postretirement plans for the three month periods ended March 31, 2007 and 2006, were as follows:

Pension Benefits:	Three Months Ended March 31
	2007	2006
Service cost	$0.7	$1.9
Interest cost	10.6	10.4
Expected return on plan assets	(12.3)	(12.3)
Amortization of net loss	3.7	4.3
Settlement, curtailment or special termination gains, net	-	(8.4)
Net periodic benefit cost (credit)	$2.7	$(4.1)

Other Postretirement Benefits:	Three Months Ended March 31
	2007	2006
Service cost	$0.5	$0.5
Interest cost	0.6	0.6
Amortization of prior service (benefit) cost	(1.0)	(0.9)
Amortization of net loss	0.2	0.2
Settlement, curtailment or special termination gains, net	-	(0.1)
Net periodic benefit cost	$0.3	$0.3

The $8.5 million Settlement, curtailment or special termination gains, net recognized in the first quarter of 2006 consisted of a $9.8 million pension curtailment gain due to the freezing of plan benefit accruals in the U.S. and $1.3 million of special termination benefit charges related to restructuring activities. See Note 2 for further discussion.

The Company currently expects to contribute approximately $7 million to its pension and other postretirement plans in 2007. As of March 31, 2007, $1.4 million of contributions have been made.

11.    SEGMENT DATA

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

The following table includes information about the Company’s reportable segments:
	Three Months Ended March 31
	2007	2006
Revenue:
Business	$737.4	$688.4
Consumer	523.2	586.9
Total revenue	$1,260.6	$1,275.3

Operating income (loss):
Business	$153.9	$147.5
Consumer	64.5	64.8
All other	(97.3)	(91.8)
Total operating income (loss)	$121.1	$120.5

In connection with the 2006 restructuring, operating income (loss) noted above included restructuring-related charges of $7.9 million in its Business segment, $31.3 million in its Consumer segment and $10.4 million in All other. All other operating income also included a $9.8 million pension curtailment gain from the pension plan freeze.

12.    CONTINGENCIES

In accordance with SFAS No. 5, Accounting for Contingencies, Lexmark records a provision for a loss contingency when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes it has adequate provisions for any such matters.

Legal proceedings

On December 30, 2002 (“02 action”) and March 16, 2004 (“04 action”), the Company filed claims against Static Control Components, Inc. (“SCC”) in the U.S. District Court for the Eastern District of Kentucky (the “District Court”) alleging violation of the Company’s intellectual property and state law rights. Pendl Companies, Inc. (“Pendl”) and Wazana Brothers International, Inc. (“Wazana”) were added as additional defendants to the claims brought by the Company in the 02 action on October 8, 2004. Pendl, Wazana and NER Data Products, Inc. (“NER”), were added as additional parties to the claims brought by the Company in the 04 action on November 8, 2004. These two cases have been consolidated by the District Court. Similar claims in a separate action were filed by the Company in the District Court against David Abraham and Clarity Imaging Technologies, Inc. (“Clarity”) on October 8, 2004. Clarity, Pendl, SCC and Wazana have filed counterclaims against the Company in the District Court alleging that the Company engaged in anti-competitive and monopolistic conduct and unfair and deceptive trade practices in violation of the Sherman Act, the Lanham Act and state laws. SCC has stated in its legal documents that it is seeking approximately $17.8 million to $19.5 million in damages for the Company’s alleged anticompetitive conduct and approximately $1 billion for Lexmark’s alleged violation of the Lanham Act. Wazana has stated in its legal documents that it is seeking approximately $2.2 million to $2.8 million in damages for the Company’s alleged anticompetitive conduct and approximately $1 billion for Lexmark’s alleged violation of the Lanham Act. Pendl has stated in its legal documents that it is seeking approximately $3.7 million to $4.1 million in damages for the Company’s alleged anticompetitive conduct. Clarity has not stated a damage dollar amount. All are seeking treble damages, attorney fees, costs and injunctive relief. On September 28, 2006, the District Court dismissed the counterclaims filed by SCC alleging that the Company engaged in anti-competitive and monopolistic conduct and unfair and deceptive trade practices in violation of the Sherman Act, the Lanham Act and state laws. On October 13, 2006, SCC filed a Motion for Reconsideration of the District Court’s Order dismissing SCC’s claims, or in the alternative, to amend its pleadings. On October 13, 2006, the District Court issued an order to stay the action brought against David Abraham and Clarity until a final judgment or settlement are entered into in the consolidated 02 and 04 actions. On March 23, 2007, the Company entered into a

Settlement Agreement with NER pursuant to which each party released the other from any and all claims, NER acknowledged the validity and enforceability of the Company's patents-in-suit and the validity and enforceability of the Company's single use license agreement applicable to its "Return Program" cartridges (formerly known as "Prebate" cartridges) and agreed to no longer remanufacture such cartridges. On April 27, 2007, the District Court granted the Company's motion to dismiss its state law claims against SCC, Pendl and Wazana. On May 2, 2007, the District Court denied the Company's motion for summary judgment to dismiss the counterclaims filed against the Company by Wazana and Pendl alleging that the Company engaged in anti-competitive and monopolistic conduct and unfair and deceptive trade practices in violation of the Sherman Act and the Lanham Act. The trial of this case is scheduled to begin on May 15, 2007. The Company believes that these claims filed against the Company are without merit, and intends to vigorously defend against them.

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

Although it is not reasonably possible to estimate whether a loss will occur as a result of these legal matters, or if a loss should occur, the amount of such loss, the Company does not believe that any legal matters to which it is a party is likely to have a material adverse effect on the Company’s financial position, results of operations and cash flows. However, there can be no assurance that any pending legal matters or any legal matters that may arise in the future would not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Copyright fees

Certain countries (primarily in Europe) and/or collecting societies representing copyright owners’ interests have taken action to impose fees on devices (such as scanners, printers and multifunction devices) alleging the copyright owners are entitled to compensation because these devices enable reproducing copyrighted content. Other countries are also considering imposing fees on certain devices. The amount of fees, if imposed, would depend on the number of products sold and the amounts of the fee on each product, which will vary by product and by country. The Company has accrued amounts that it believes are adequate to address the risks related to the copyright fee issues currently pending. The financial impact on the Company, which will depend in large part upon the outcome of local legislative processes, the Company’s and other industry participants’ outcome in contesting the fees and the Company’s ability to mitigate that impact by increasing prices, which ability will depend upon competitive market conditions, remains uncertain. As of March 31, 2007, the Company has accrued approximately $100 million for the pending copyright fee issues, including litigation proceedings, local legislative initiatives and/or negotiations with the parties involved. These accruals are included in Accrued liabilities on the Consolidated Condensed Statements of Financial Position.

13.    RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). The adoption of FIN 48 did not have a material impact on the Company’s results of operations and cash flows. Refer to Note 6 of the Notes to the Consolidated Condensed Financial Statements for discussion of the impact of adoption on the Company’s financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with earlier adoption permitted. The provisions of SFAS 157 should be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with limited exceptions. The Company is currently evaluating the provisions of SFAS 157.

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

The Company is primarily managed along Business and Consumer market segments:

•
The Business market segment primarily sells laser products and primarily serves business customers, but also include consumers who choose laser products. Laser products can be divided into two major categories — shared workgroup products and lower-priced desktop products. Lexmark employs large-account sales and marketing teams, closely supported by its development and product marketing teams, to generate demand for its business printing solutions and services. The sales and marketing teams primarily focus on customers who fall into six specific industry groups: finance, services, retail, manufacturing, public sector and health care. Lexmark also markets its laser and inkjet products increasingly through small and medium business (“SMB”) teams who work closely with channel partners. The Company distributes and fulfills its laser products primarily through its well-established distributor and reseller network. Lexmark’s products are also sold through solution providers, which offer custom solutions to specific markets, and through direct response resellers.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Lexmark’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of consolidated condensed financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, doubtful accounts, inventories, stock-based compensation, intangible assets, income taxes, warranty obligations, copyright fees, restructurings, pension and other postretirement benefits, and contingencies and litigation. Lexmark bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.

Management believes that other than the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) during the first quarter of 2007, there have been no significant changes during the three months ended March 31, 2007, to the items that were disclosed as critical accounting policies and estimates in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

The Company adopted the provisions of FIN 48 and related guidance on January 1, 2007. As a result of the implementation of FIN 48, the Company reduced its liability for unrecognized tax benefits and related interest and penalties by $7.3 million, which resulted in a corresponding increase in the Company’s January 1, 2007, retained earnings balance. The Company also recorded an increase in its deferred tax assets of $8.5 million and a corresponding increase in its liability for unrecognized tax benefits as a result of adopting FIN 48.

RESULTS OF OPERATIONS

Summary

Executive Summary

The following discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements and Notes thereto. The following table summarizes the results of the Company’s operations for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31
	2007		2006
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev
Revenue	$1,260.6	100.0%	$1,275.3	100.0%
Gross profit	422.8	33.5	403.8	31.7
Operating expense	301.7	23.9	283.3	22.2
Operating income	121.1	9.6	120.5	9.5
Net earnings	92.4	7.3	86.2	6.8

For the first quarter of 2007, consolidated revenue was $1.3 billion down 1% year-to-year (“YTY”). Laser and inkjet supplies revenue was about flat YTY as growth in laser supplies was offset by a decline in inkjet supplies. Laser and inkjet hardware revenue declined 3% YTY, as a decline in inkjet printer revenue was partially offset by growth in laser printer revenue.

In the Business segment, revenue increased 7% YTY. Laser hardware average unit revenue (“AUR”), which reflects the changes in both pricing and mix, increased approximately 11% from the prior year. Laser hardware unit shipments declined approximately 6% YTY. In the Consumer segment, revenue declined 11% YTY. Inkjet hardware unit shipments declined 10% YTY and inkjet hardware AUR decreased 5% YTY.

For the first quarter of 2007, net earnings increased 7% from the prior year primarily due to a reduction in pre-tax restructuring-related charges and project costs and a lower effective tax rate partially offset by higher operating expenses. Net earnings for the first quarter of 2007 also included the settlement of a patent dispute. Net earnings for the first quarter of 2006 included $49.6 million of pre-tax restructuring-related charges and a $9.8 million pre-tax pension curtailment gain as discussed below.

2006 actions

During the first quarter of 2006, the Company approved a plan to restructure its workforce, consolidate some manufacturing capacity and make certain changes to its U.S. retirement plans (collectively referred to as the “2006 actions”). The workforce restructuring eliminated or transferred over 1,400 positions from various business functions and job classes, with over 850 positions being eliminated, and over 550 positions being transferred from various locations primarily to low-cost countries. Lexmark consolidated its manufacturing capacity to reduce manufacturing costs, including the closure of its Rosyth, Scotland inkjet cartridge manufacturing facility and Orleans, France laser toner facilities, and reduced its operating expenses, particularly in the areas of supply chain, general and administrative and marketing and sales support. Lexmark also froze pension benefits in its defined benefit pension plan for U.S. employees, effective April 3, 2006, and at the same time changed from a maximum Company matching contribution of three percent of eligible compensation to an automatic Company contribution of one percent and a maximum Company matching contribution of five percent to Lexmark’s existing 401(k) plan. Except for approximately 100 positions to be eliminated in 2007, activities related to the 2006 actions were substantially completed at the end of 2006. The 2006 actions are expected to save approximately $80 million in 2007 with approximately 65% benefiting cost of revenue and 35% benefiting operating expense.

For the three months ended March 31, 2006, the Company incurred pre-tax charges of $49.6 million related to the 2006 actions which were partially offset by a $9.8 million pre-tax pension curtailment gain from the pension plan freeze. Of the $39.8 million of net charges incurred for the three months ended March 31, 2006, related to the 2006 actions, $18.7 million is included in Cost of revenue and $21.1 million in Restructuring and other, net on the Company’s Consolidated Condensed Statements of Earnings.

2007 Items

During 2007, the Company expects to incur approximately $5 million per quarter of additional costs related to the Company’s ongoing efforts to reduce operating costs (collectively referred to as “2007 project costs”). The 2007 project costs will be incremental to the Company’s normal operating charges and will be expensed as incurred.

For the first quarter of 2007, the Company incurred approximately $6 million of 2007 project costs. Also, during the first quarter of 2007, the Company sold its Rosyth, Scotland facility for $8.1 million and recognized a $3.5 million pre-tax gain on the sale.

The Company plans to substantially liquidate the remaining operations of the Scotland entity in the second quarter of 2007. In accordance with SFAS No. 52, Foreign Currency Translation, upon substantial liquidation of the Scotland entity, the Company anticipates recognizing a pre-tax gain of approximately $7 million as a result of realizing the accumulated translation adjustment (i.e., the foreign exchange gain) generated on the investment in the entity during its operating life.

Additionally, the Company sees the potential for continued erosion in end-user inkjet supplies demand due to the reduction in inkjet hardware unit sales reflecting both the Company’s decision to focus on more profitable printer placements and the weakness in its OEM business.

Revenue

For the first quarter of 2007, consolidated revenue decreased 1% YTY. Laser and inkjet supplies revenue was about flat YTY as growth in laser supplies was offset by a decline in inkjet supplies. Laser and inkjet hardware revenue declined 3% YTY, as a decline in inkjet printer revenue was partially offset by growth in laser printer revenue.

Revenue by market segment

The following table provides a breakdown of the Company’s revenue by market segment:
	Three Months Ended March 31
(Dollars in millions)	2007	2006	% Change
Business	$737.4	$688.4	7%
Consumer	523.2	586.9	(11)
Total revenue	$1,260.6	$1,275.3	(1)%

Business segment

During the first quarter of 2007, Business segment revenue increased $49 million or 7% YTY primarily due to growth in laser supplies revenue and increased laser hardware revenue. Laser hardware AUR increased approximately 11% from the prior year due to a mix shift to more color lasers and laser multifunction products (“MFPs”) partially offset by price declines. Laser hardware unit shipments declined approximately 6% YTY as strong growth in color lasers and laser MFPs were more than offset by declines in low-end monochrome laser printers and OEM hardware units. During the first quarter of 2007, Lexmark’s laser unit shipments and laser hardware revenue were both negatively impacted by limited availability of its low-end monochrome lasers. This availability issue was resolved prior to the end of the quarter.

Consumer segment

During the first quarter of 2007, Consumer segment revenue decreased $64 million or 11% YTY primarily due to decreased inkjet supplies and hardware revenue. Inkjet hardware unit shipments declined 10% YTY as growth in branded hardware, due to strong growth in all-in-ones (“AIOs”), was more than offset by a decline in OEM hardware units. Inkjet hardware AUR decreased 5% YTY as price declines were partially offset by a favorable mix shift to branded AIOs.

Revenue by geography

The following table provides a breakdown of the Company’s revenue by geography:
	Three Months Ended March 31
(Dollars in millions)	2007	2006	% Change
United States	$544.9	$573.7	(5)%
EMEA (Europe, the Middle East & Africa)	481.7	465.4	4
Other International	234.0	236.2	(1)
Total revenue	$1,260.6	$1,275.3	(1)%

During the first quarter of 2007, revenue decreased in the U.S. due to a decline in inkjet hardware and supplies. Revenue in EMEA increased due to higher laser hardware and supplies partially offset by a decline in inkjet hardware.

Gross Profit

The following table provides gross profit information:
	Three Months Ended March 31
(Dollars in millions)	2007	2006	Change
Gross profit dollars	$422.8	$403.8	5%
% of revenue	33.5%	31.7%	1.8	pts

During the first quarter of 2007, consolidated gross profit and gross profit as a percentage of revenue increased when compared to the prior year. Gross profit in the first quarter of 2007 and 2006 was impacted by $1.6 million (or a 0.2 percentage point impact) of 2007 project costs and $18.7 million (or a 1.4 percentage point impact) of accelerated depreciation charges relating to its 2006 actions, respectively. This resulted in a net improvement to gross profit of $17.1 million, or 1.2 percentage points.

The remaining improvement of 0.6 percentage points was due to a 1.4 percentage point favorable mix shift among products, mostly from a decrease in the percentage of inkjet hardware, partially offset by a 0.8 percentage point decrease in product margins.

Operating Expense

The following table presents information regarding the Company’s operating expenses during the periods indicated:

	Three Months Ended March 31
	2007		2006
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev
Research and development	$99.9	7.9%	$87.4	6.9%
Selling, general & administrative	201.8	16.0	174.8	13.7
Restructuring and other, net	-	-	21.1	1.6
Total operating expense	$301.7	23.9%	$283.3	22.2%

During the first quarter of 2007, research and development expenses increased YTY due to the Company’s continued acceleration of investment to support product and solution development. This investment has led to new products and solutions aimed at targeted growth segments.

During the first quarter of 2007, selling, general and administrative expenses increased YTY as the Company increased spending on marketing and sales activities. In the first quarter of 2007, demand generation activities, which include the brand development marketing campaign launched in late 2006, increased YTY. The initiative includes a new television advertising campaign along with radio, print and outdoor advertising in targeted geographic and market segments. The Company will continue the increased demand generation activity in 2007 as Lexmark’s focus continues to be to drive branded hardware growth. Additionally, selling, general and administrative expenses for the first quarter of 2007 includes $4.1 million of 2007 project costs and a $3.5 million gain on the sale of its Rosyth, Scotland facility.

During the first quarter of 2006, restructuring and other, net, impacting operating expense, included $30.9 million of restructuring-related charges and a $9.8 million pension curtailment gain from its 2006 actions.

Operating Income (Loss)

The following table provides operating income by market segment:

	Three Months Ended March 31
(Dollars in millions)	2007	2006	Change
Business	$153.9	$147.5	4%
% of segment revenue	20.9%	21.4%	(0.5	)pts

Consumer	64.5	64.8	(0)%
% of segment revenue	12.3%	11.0%	1.3	pts

All other	(97.3)	(91.8)	(6)%
Total operating income (loss)	$121.1	$120.5	0%
% of total revenue	9.6%	9.5%	0.1	pts

During the first quarter of 2007, consolidated operating income was flat YTY. For the first quarter of 2007, the Company incurred approximately $6 million of 2007 project costs partially offset by a $3.5 million pre-tax gain on the sale of its Rosyth, Scotland facility. In the first quarter of 2006, restructuring-related expenses of $49.6 million and a pension curtailment gain of $9.8 million were incurred resulting in a net cost of $39.8 million. This YTY decrease in restructuring-related charges and projects costs of approximately $38 million was offset by increased operating expenses of $39 million.

During the first quarter of 2006, the Company incurred restructuring-related charges of $7.9 million in its Business segment, $31.3 million in its Consumer segment and $10.4 million in All other. All other operating income also included a $9.8 million pension curtailment gain from the pension plan freeze.

Interest and Other

The following table provides interest and other information:
	Three Months Ended March 31
(Dollars in millions)	2007	2006
Interest (income) expense, net	$(4.4)	$(6.3)
Other expense (income), net	1.2	0.8
Total interest and other (income) expense, net	$(3.2)	$(5.5)

During the first quarter of 2007, total interest and other (income) expense, net, was income of $3 million compared to income of $5 million in 2006. This decrease was primarily due to lower interest income in 2007 compared to the prior year as a result of a decreased level of cash and marketable securities held by the Company during the year partially offset by higher interest rates in 2007 compared to 2006.

Provision for Income Taxes

The effective income tax rate was 25.7% for the three months ended March 31, 2007, compared to 31.6% for the first quarter of 2006. The difference in these rates is due principally to the fact that the U.S. Research and Experimentation tax credit had not been reinstated by Congress as of the first quarter of 2006 (2.8%) and the impact of the restructuring in 2006 (1.9%).

Net Earnings

For the first quarter of 2007, net earnings increased 7% from the prior year primarily due to a reduction in pre-tax restructuring-related charges and project costs and a lower effective tax rate partially offset by higher operating expenses. Net earnings for the first quarter of 2007 also included the settlement of a patent dispute. Net earnings for the first quarter of 2006 included $49.6 million of pre-tax restructuring-related charges and a $9.8 million pre-tax pension curtailment gain.

Earnings per Share

The following table summarizes basic and diluted net earnings per share:
	Three Months Ended March 31
	2007	2006
Basic earnings per share	$0.96	$0.79
Diluted earnings per share	$0.95	$0.78

For the first quarter of 2007, the increases YTY in basic and diluted net earnings per share were attributable to the decrease in the average number of shares outstanding, primarily due to the Company’s stock repurchases, and increased net earnings.

For the first quarter of 2006, both basic and diluted net earnings per share include the restructuring-related charges and pension curtailment gain as discussed above.

FINANCIAL CONDITION

Lexmark’s financial position remains strong at March 31, 2007, with working capital of $442 million compared to $506 million at December 31, 2006. The decrease in working capital accounts was primarily due to lower cash and cash equivalents and marketable securities resulting primarily from the Company’s stock repurchase activity. At both March 31, 2007 and December 31, 2006, the Company had $149.8 of long-term debt and no short-term debt outstanding. The debt to total capital ratio was 13% at both March 31, 2007, and December 31, 2006. The Company had no amounts outstanding under its U.S. trade receivables financing program or its revolving credit facility at March 31, 2007.

The following table summarizes the results of the Company’s Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31
	2007	2006
Net cash flow provided by (used for):
Operating activities	$86.6	$219.5
Investing activities	43.1	113.9
Financing activities	(154.1)	(295.4)
Effect of exchange rate changes on cash	0.1	0.9
Net change in cash and cash equivalents	$(24.3)	$38.9

The Company’s primary source of liquidity has been cash generated by operations, which totaled $87 million and $220 million for the three months ended March 31, 2007 and 2006, respectively. Cash from operations generally has been sufficient to allow the Company to fund its working capital needs and finance its capital expenditures during these periods along with the repurchase of approximately $0.2 billion and $0.3 billion of its Class A Common Stock during the three months ended March 31, 2007 and 2006, respectively. Management believes that cash provided by operations will continue to be sufficient to meet operating and capital needs; however, in the event that cash from operations is not sufficient, the Company has other potential sources of cash through utilization of its trade receivables financing program, revolving credit facility or other financing sources.

Operating activities:

The decrease in cash flows from operating activities from 2006 to 2007 primarily resulted from unfavorable changes of $84 million in trade receivables and $26 million in accrued liabilities.

The change noted in trade receivables was primarily due to the timing of sales within the quarter and the related cash collections compared to the prior year. The Company’s days of sales outstanding were 36 days at March 31, 2007, compared to 35 days at December 31, 2006, and 38 days at March 31, 2006, compared to 39 days at December 31, 2005. The days of sales outstanding is calculated on a three-month moving average based on gross trade receivables, net of allowances for doubtful accounts and product returns, and is adjusted for certain trade receivables items which have no corresponding revenue, such as value-added taxes.

The change noted in accrued liabilities was primarily due to decreases in salary and incentive compensation accruals of $21 million during the first quarter of 2007 compared to the prior year.

Although not a significant component of the change in cash flows from operating activities, the Company’s days of inventory increased from 44 days at March 31, 2006, to 49 days at March 31, 2007. The days of inventory is calculated on a three-month moving average based on annualized cost of goods sold excluding any restructuring-related charges and project costs. The days of sales outstanding and days of inventory calculations are non-GAAP measures and based on internal definitions and may not be comparable to other companies’ calculations.

In connection with the 2006 restructuring, the remaining accrued liability balance at March 31, 2007, of $22.7 million, is expected to be substantially paid out by the end of 2007. These payments will relate primarily to employee termination benefits.

As of March 31, 2007, the Company had accrued approximately $100 million for pending copyright fee issues, including litigation proceedings, local legislative initiatives and/or negotiations with the parties involved. These accruals are included in Accrued liabilities on the Consolidated Condensed Statements of Financial Position. Refer to Part I, Item 1, Note 12 of the Notes to Consolidated Condensed Financial Statements for additional information.

Investing activities:

The Company decreased its marketable securities investments by $84 million and $162 million for the three months ended March 31, 2007 and 2006, respectively, due to its share repurchase program activity.

For the three months ended March 31, 2007 and 2006, the Company spent $49 million and $47 million, respectively, on capital expenditures. The capital expenditures for 2007 principally related to new product support, infrastructure support and manufacturing capacity expansion. The Company continues to make significant capital investments in its manufacturing facilities. It is anticipated that total capital expenditures for 2007 will be approximately $235 million and are expected to be funded through cash from operations.

During the first quarter of 2007, the Company sold its Rosyth, Scotland facility for $8.1 million and recognized a $3.5 million pre-tax gain on the sale.

Financing activities:

The change in the net cash flows from financing activities was due to the Company’s share repurchase activity.

In January 2006, the Company received authorization from the board of directors to repurchase an additional $1.0 billion of its Class A Common Stock for a total repurchase authority of $3.9 billion. As of March 31, 2007, there was approximately $0.3 billion of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During the first quarter of 2007, the Company repurchased approximately 2.7 million shares at a cost of approximately $165 million. As of March 31, 2007, since the inception of the program in April 1996, the Company had repurchased approximately 74.1 million shares for an aggregate cost of approximately $3.6 billion. As of March 31, 2007, the Company had reissued approximately 0.5 million shares of previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million and 16.0 million shares of treasury stock in 2005 and 2006, respectively, the net treasury shares outstanding at March 31, 2007, were 13.6 million.

TRADE RECEIVABLES FACILITY

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

During the first quarter of 2007, the Company amended the facility to allow LRC to repurchase previously sold receivables from the unrelated third party. Prior to the 2007 amendment, the Company accounted for the transfer of receivables from LRC to the unrelated third party as sales of receivables. As a result of the 2007 amendment, the Company will account for the transfers of receivables from LRC to the unrelated third party as a secured borrowing with a pledge of its receivables as collateral.

At March 31, 2007 and December 31, 2006, there were no receivables or borrowings outstanding under the facility.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 13 to the Consolidated Condensed Financial Statements in Item 1 for a description of recent accounting pronouncements which is incorporated herein by reference.

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

•
The Company and its major competitors, many of which have significantly greater financial, marketing and/or technological resources than the Company, have regularly lowered prices on their products and are expected to continue to do so. In particular, both the inkjet and laser printer markets have experienced and are expected to continue to experience significant price pressure. Price reductions on inkjet or laser products or the inability to reduce costs, including warranty costs, to contain expenses or to increase or maintain sales as currently expected, as well as price protection measures, could result in lower profitability and jeopardize the Company’s ability to grow or maintain its market share. In recent years, the gross margins on the Company’s hardware products have been under pressure as a result of competitive pricing pressures in the market. If the Company is unable to reduce costs to offset this competitive pricing or product mix pressure, and if the Company is unable to support declining gross margins through the sale of supplies, the Company’s operating results and future profitability may be negatively impacted. Historically, the Company has not experienced significant supplies pricing pressure, but if supplies pricing was to come under significant pressure, the Company’s financial results could be materially adversely affected.

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

•
The Company’s success depends in part on its ability to develop technology and obtain patents, copyrights and trademarks, and maintain trade secret protection, to protect its intellectual property against theft, infringement or other misuse by others. The Company must also conduct its operations without infringing the proprietary rights of others. Current or future claims of intellectual property infringement could prevent the Company from obtaining technology of others and could otherwise materially and adversely affect its operating results or business, as could expenses incurred by the Company in obtaining intellectual property rights, enforcing its intellectual property rights against others or defending against claims that the Company’s products infringe the intellectual property rights of others, that the Company engages in false or deceptive practices or that its conduct is anti-competitive.

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

•
Factors unrelated to the Company’s operating performance, including the financial failure or loss of significant customers, resellers, manufacturing partners or suppliers; the outcome of pending and future litigation or governmental proceedings, including claims of intellectual property infringement, false or deceptive practices or anticompetitive conduct; and the ability to retain and attract key personnel, could also adversely affect the Company’s operating results. In addition, the Company’s stock price, like that of other technology companies, can be volatile. Trading activity in the Company’s common stock, particularly the trading of large blocks and intraday trading in the Company’s common stock, may affect the Company’s common stock price.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s financial instruments and positions represents the potential loss arising from adverse changes in interest rates and foreign currency exchange rates.

Interest Rates

At March 31, 2007, the fair value of the Company’s senior notes was estimated at $152 million using quoted market prices and yields obtained through independent pricing sources for the same or similar types of borrowing arrangements, taking into consideration the underlying terms of the debt. The fair value of the senior notes exceeded the carrying value as recorded in the Consolidated Condensed Statements of Financial Position at March 31, 2007, by approximately $2 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $1 million at March 31, 2007.

The Company has interest rate swaps that serve as a fair value hedge of the Company’s senior notes. The fair value of the interest rate swaps at March 31, 2007, was a liability of $2 million. Market risk for the interest rate swaps is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $1 million at March 31, 2007.

Foreign Currency Exchange Rates

The Company employs a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the Company’s functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the Company is exposed include the euro, the Mexican peso, the Canadian dollar, the British pound, the Australian dollar and other Asian and South American currencies. Exposures are hedged with foreign currency forward contracts, put options, and call options generally with maturity dates of twelve months or less. The potential loss in fair value at March 31, 2007, for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $25 million. This loss would be mitigated by corresponding gains on the underlying exposures.

Item 4. CONTROLS AND POCEDURES

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

Changes in Internal Control over Financial Reporting

During the first quarter of 2007, the Company outsourced the infrastructure support of its information technology system and its application maintenance functions for the EMEA geography to a third-party service provider. Additionally, during the first quarter of 2007, the Company continued its process of centralizing certain of its accounting and other finance functions and order-to-cash functions from various countries to shared service centers. As a result, certain changes in basic processes and internal controls and procedures for day-to-day accounting functions and financial reporting were made. While management believes the changed controls relating to financial reporting are adequate and effective, management is continuing to evaluate and monitor the changes in controls and procedures as processes in each of these areas evolve.

Except for implementing the changes noted above, there has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On March 23, 2007, the Company entered into a Settlement Agreement with NER Data Products, Inc. ("NER") pursuant to which each party released the other from any and all claims, NER acknowledged the validity and enforceability of the Company's patents-in-suit and the validity and enforceability of the Company's single use license agreement applicable to its "Return Program" cartridges (formerly known as "Prebate" cartridges) and agreed to no longer remanufacture such cartridges. On April 27, 2007, the U.S. District Court for the Eastern District of Kentucky (the "District Court") granted the Company's motion to dismiss its state law claims against Static Control Components, Inc. ("SCC"), Pendl Companies, Inc. ("Pendl") and Wazana Brothers International, Inc. ("Wazana"). On May 2, 2007, the District Court denied the Company's motion for summary judgment to dismiss the counterclaims filed against the Company by Wazana and Pendl alleging that the Company engaged in anti-competitive and monopolistic conduct and unfair and deceptive trade practices in violation of the Sherman Act and the Lanham Act. The trial of this case is scheduled to begin on May 15, 2007. There have been no other material developments to the legal proceedings previously disclosed in Part I, Item 3 of the Company's 2006 Annual Report on Form 10-K.

Item 1A. RISK FACTORS

A description of the risk factors associated with the Company’s business is included under “Factors That May Affect Future Results And Information Concerning Forward-Looking Statements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part I of this report. There have been no material changes to the risk factors associated with the business previously disclosed in Part I, Item 1A of the Company’s 2006 Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the repurchases of the Company’s Common Stock in the quarter ended March 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
January 1 - 31, 2007	-	$-	-	$460.5
February 1 - 28, 2007	1,355,600	62.48	1,355,600	375.8
March 1 - 31, 2007	1,346,556	59.63	1,346,556	295.5
Total	2,702,156	$61.06	2,702,156	-

(1)
In January 2006, the Company received authorization from the board of directors to repurchase an additional $1.0 billion of its Class A Common Stock for a total repurchase authority of $3.9 billion. As of March 31, 2007, there was approximately $0.3 billion of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During the first quarter of 2007, the Company repurchased approximately 2.7 million shares at a cost of approximately $165 million. As of March 31, 2007, since the inception of the program in April 1996, the Company had repurchased approximately 74.1 million shares for an aggregate cost of approximately $3.6 billion. As of March 31, 2007, the Company had reissued approximately 0.5 million shares of previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million and 16.0 million shares of treasury stock in 2005 and 2006, respectively, the net treasury shares outstanding at March 31, 2007, were 13.6 million.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Company’s Annual Meeting of Stockholders was held on April 26, 2007.

(b)   Paul J. Curlander, James F. Hardymon, Kathi P. Seifert and Jean-Paul L. Montupet were each elected as Directors of the Company for terms expiring in 2010. The terms of office of each of Teresa Beck, William R. Fields, Ralph E. Gomory, Stephen R. Hardis, Robert Holland, Jr., Marvin L. Mann and Michael J. Maples as Directors of the Company continued after the meeting.

(c)   At said Annual Meeting, the stockholders voted on the following two proposals:

(i)	The election of four Directors for terms expiring in 2010. The stockholders elected the Directors by the following votes:

Directors	Votes For	Votes Against	Abstentions

Paul J. Curlander	80,240,218	3,024,258	836,917
James F. Hardymon	77,780,134	5,812,569	508,690
Kathi P. Seifert	77,983,951	6,048,524	68,918
Jean-Paul L. Montupet	82,121,932	1,453,234	526,227

(ii)
The ratification of the appointment of PricewaterhouseCoopers LLP (“PwC”) as the Company’s independent registered public accounting firm for the Company’s fiscal year ending December 31, 2007. The stockholders ratified the appointment of PwC by the following votes:

Votes For	Votes Against	Abstentions

81,790,500	1,808,207	502,689

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

A list of exhibits is set forth in the Exhibit Index found on page 34 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, both on behalf of the registrant and in his capacity as principal accounting officer of the registrant.

Lexmark International, Inc.
(Registrant)

May 8, 2007
/s/ Gary D. Stromquist
Gary D. Stromquist Vice President and Corporate Controller (Chief Accounting Officer)

EXHIBIT INDEX

Exhibits:

4.1	Second Supplemental Indenture, dated as of March 26, 2007, by and between the Company, as Issuer, to The Bank of New York Trust Company, N.A., as Trustee.

10.1
Amendment No. 1, dated as of December 22, 2006, to Credit Agreement, dated as of January 20, 2005, by and among the Company, as Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Fleet National Bank and Citibank, N.A., as Co-Syndication Agents, and KeyBank National Association and SunTrust Bank, as Co-Documentation Agents.

10.2
Amendment No. 3 to Receivables Purchase Agreement, dated as of March 30, 2007, by and among Lexmark Receivables Corporation, as Seller, CIESCO, LLC and Gotham Funding Corporation, as the Investors, Citibank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (“BTMUFJ”), Citicorp North America, Inc. (“CNAI”), as Program Agent, CNAI and BTMUFJ, as Investor Agents and the Company, as Collection Agent and Originator.

10.3	Amendment No. 1 to the Lexmark Supplemental Savings and Deferred Compensation Plan, dated as of February 27, 2007. +

31.1	Certification of Chairman and Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Indicates management contract or compensatory plan, contract or arrangement.