Form 10-Q
period 2007-06-30
LEXMARK INTERNATIONAL INC /KY/
filed 2007-08-07
CIK 1001288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2007

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

The registrant had 94,670,028 shares outstanding (excluding shares held in treasury) of Class A Common Stock, par value $0.01 per share, as of the close of business on July 31, 2007.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

		Page of Form 10-Q
	PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
	Consolidated Condensed Statements of Earnings
	Three and Six Months Ended June 30, 2007 and 2006	2
	Consolidated Condensed Statements of Financial Position
	As of June 30, 2007 and December 31, 2006	3
	Consolidated Condensed Statements of Cash Flows
	Six Months Ended June 30, 2007 and 2006	4
	Notes to Consolidated Condensed Financial Statements	5
Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	32
Item 4.	CONTROLS AND PROCEDURES	33

	PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	34
Item 1A.	RISK FACTORS	34
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	35
Item 3.	DEFAULTS UPON SENIOR SECURITIES	35
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	35
Item 5.	OTHER INFORMATION	35
Item 6.	EXHIBITS	35

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006

Revenue	$1,208.2	$1,229.0	$2,468.8	$2,504.3
Cost of revenue	838.0	811.3	1,675.8	1,682.8
Gross profit	370.2	417.7	793.0	821.5

Research and development	102.2	93.2	202.1	180.6
Selling, general and administrative	202.4	185.2	404.2	360.0
Restructuring and other, net	-	35.7	-	56.8
Operating expense	304.6	314.1	606.3	597.4
Operating income	65.6	103.6	186.7	224.1

Interest (income) expense, net	(3.8)	(5.5)	(8.2)	(11.8)
Other (income) expense, net	(7.4)	1.9	(6.2)	2.7
Earnings before income taxes	76.8	107.2	201.1	233.2

Provision for income taxes	12.6	30.5	44.5	70.3
Net earnings	$64.2	$76.7	$156.6	$162.9

Net earnings per share:
Basic	$0.68	$0.74	$1.64	$1.53
Diluted	$0.67	$0.74	$1.62	$1.52

Shares used in per share calculation:
Basic	94.8	103.8	95.6	106.8
Diluted	95.5	104.2	96.5	107.2

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
(In Millions, Except Par Value)
(Unaudited)

	June 30 2007	December 31 2006
ASSETS
Current assets:
Cash and cash equivalents	$164.6	$144.6
Marketable securities	362.0	406.3
Trade receivables, net of allowances of $35.6 in 2007 and $38.0 in 2006	569.3	584.3
Inventories	435.9	457.8
Prepaid expenses and other current assets	241.9	237.0
Total current assets	1,773.7	1,830.0

Property, plant and equipment, net	852.7	846.8
Other assets	175.5	172.2
Total assets	$2,801.9	$2,849.0

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$149.9	$-
Accounts payable	587.2	600.3
Accrued liabilities	665.7	723.7
Total current liabilities	1,402.8	1,324.0

Long-term debt	-	149.8
Other liabilities	320.5	340.0
Total liabilities	1,723.3	1,813.8

Contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1.6 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value:
Class A, 900.0 shares authorized; 94.6 and 97.0 outstanding in 2007 and 2006, respectively	1.1	1.1
Class B, 10.0 shares authorized; no shares issued and outstanding	-	-
Capital in excess of par	863.5	827.3
Retained earnings	791.4	627.5
Treasury stock, net; at cost;13.6 and 10.9 shares in 2007 and 2006, respectively	(454.7)	(289.8)
Accumulated other comprehensive loss	(122.7)	(130.9)
Total stockholders' equity	1,078.6	1,035.2
Total liabilities and stockholders' equity	$2,801.9	$2,849.0

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Six Months Ended June 30
	2007	2006
Cash flows from operating activities:
Net earnings	$156.6	$162.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	84.2	114.6
Deferred taxes	(12.7)	(15.5)
Stock-based compensation expense	22.3	21.4
Tax shortfall from employee stock plans	(0.2)	-
Foreign exchange gain upon Scotland liquidation	(8.1)	-
Gain on sale of Scotland facility	(3.5)	-
Other	(4.7)	(7.5)
	233.9	275.9
Change in assets and liabilities:
Trade receivables	15.0	91.1
Inventories	21.9	(9.1)
Accounts payable	(13.1)	(43.2)
Accrued liabilities	(46.9)	61.9
Other assets and liabilities	(0.6)	(15.2)
Net cash flows provided by operating activities	210.2	361.4

Cash flows from investing activities:
Purchases of property, plant and equipment	(92.4)	(93.3)
Purchases of marketable securities	(534.0)	(831.1)
Proceeds from marketable securities	578.0	1,131.2
Proceeds from sale of Scotland facility	8.1	-
Other	-	(1.6)
Net cash flows (used for) provided by investing activities	(40.3)	205.2

Cash flows from financing activities:
Issuance of treasury stock	0.1	-
Purchase of treasury stock	(165.0)	(600.0)
Proceeds from employee stock plans	11.5	11.6
Tax windfall from employee stock plans	2.5	1.6
Other	-	0.7
Net cash flows used for financing activities	(150.9)	(586.1)
Effect of exchange rate changes on cash	1.0	0.7
Net change in cash and cash equivalents	20.0	(18.8)
Cash and cash equivalents - beginning of period	144.6	168.3
Cash and cash equivalents - end of period	$164.6	$149.5

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

For the three months ended June 30, 2006, the Company incurred pre-tax charges of $52.0 million related to the 2006 actions which were partially offset by a $0.1 million pre-tax pension curtailment gain. Of the $51.9 million of net charges incurred for the three months ended June 30, 2006, related to the 2006 actions, $16.2 million is included in Cost of revenue and $35.7 million in Restructuring and other, net on the Company’s Consolidated Condensed Statements of Earnings.

For the six months ended June 30, 2006, the Company incurred pre-tax charges of $101.6 million related to the 2006 actions which were partially offset by a $9.9 million pre-tax pension curtailment gain. Of the $91.7 million of net charges incurred for the six months ended June 30, 2006, related to the 2006 actions, $34.9 million is included in Cost of revenue and $56.8 million in Restructuring and other, net on the Company’s Consolidated Condensed Statements of Earnings.

The following table presents a rollforward of the liability incurred for employee termination benefit and contract termination and lease charges in connection with the 2006 actions. The liability is included in Accrued liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

	Employee Termination Benefits	Contract Termination & Lease Charges	Total
Balance at December 31, 2006	$25.3	$4.8	$30.1
Payments & other (1)	(10.7)	(1.3)	(12.0)
Reversals	(0.5)	(1.7)	(2.2)
Balance at June 30, 2007	$14.1	$1.8	$15.9

(1) Other consists of additions due to positions being eliminated in 2007 and changes in the liability balance due to foreign currency translations.

During the first quarter of 2007, the Company sold its Rosyth, Scotland facility for $8.1 million million and recognized a $3.5 million pre-tax gain on the sale.

During the second quarter of 2007, the Company substantially liquidated the remaining operations of its Scotland entity and recognized an $8.1 million pre-tax gain from the realization of the entity’s accumulated foreign currency translation adjustment generated on the investment in the entity during its operating life. This gain is included in Other (income) expense, net on the Company’s Consolidated Condensed Statements of Earnings.

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

During the first quarter of 2007, the Company amended the facility to allow LRC to repurchase previously sold receivables from the unrelated third party. Prior to the 2007 amendment, the Company accounted for the transfer of receivables from LRC to the unrelated third party as sales of receivables. As a result of the 2007 amendment, the Company accounts for the transfers of receivables from LRC to the unrelated third party as a secured borrowing with a pledge of its receivables as collateral.

At June 30, 2007 and December 31, 2006, there were no receivables or borrowings outstanding under the facility.

4. INVENTORIES

Inventories consist of the following:

	June 30 2007	December 31 2006
Work in process	$121.6	$119.7
Finished goods	314.3	338.1
Inventories	$435.9	$457.8

5. AGGREGATE WARRANTY LIABILITY

Changes in the Company’s aggregate warranty liability, which includes both warranty and extended warranty (deferred revenue), are presented below:

	2007	2006
Balance at January 1	$212.4	$195.0
Accruals for warranties issued	135.8	99.1
Accruals related to pre-existing warranties (including amortization of deferred revenue for extended warranties and changes in estimates)	(26.9)	(21.8)
Settlements made (in cash or in kind)	(89.2)	(79.9)
Balance at June 30	$232.1	$192.4

Both warranty and the short-term portion of extended warranty are included in Accrued liabilities on the Consolidated Condensed Statements of Financial Position. The long-term portion of extended warranty is included in Other liabilities on the Consolidated Condensed Statements of Financial Position.

6.  INCOME TAXES

Current year provision

The effective income tax rate was 16.4% for the three months ended June 30, 2007, compared to 28.5% for the second quarter of 2006. The difference in these rates is principally due to a $4.8 million adjustment made to the Company’s deferred tax assets related to depreciation (6.2%); the fact that the U.S. Research and Experimentation tax credit had not been reinstated by Congress as of the second quarter of 2006 (2.1%); and the impact of the restructuring in 2006 (2.6%). The rate for the three months ended June 30, 2006, included a $2.5 million benefit regarding the settlement of the Internal Revenue Service audit of the years 2002 and 2003.

The effective income tax rate was 22.1% for the six months ended June 30, 2007, compared to 30.1% for the same period in 2006. The difference in these rates is principally due to the fact that the U.S. Research and Experimentation tax credit had not been reinstated by Congress as of June 30, 2006 (2.1%); the impact of the restructuring in 2006 (2.6%); and the discrete items recorded in the first half of each year (1.9%). The rate for the six months ended June 30, 2007, included benefits of $1.2 million and $4.8 million from adjustments to the Company’s deferred tax assets. The rate for the six months ended June 30, 2006, included a $2.5 million benefit regarding the settlement of the Internal Revenue Service audit of the years 2002 and 2003.

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

It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the expiration of various statutes of limitations or the conclusion of ongoing tax audits in various jurisdictions around the world. If those events occur within the next 12 months, the Company estimates that its unrecognized tax benefits amount could decrease by an amount in the range of $0 to $16 million, the impact of which would affect the Company’s effective tax rate.

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

7.  STOCKHOLDERS’ EQUITY

In January 2006, the Company received authorization from the board of directors to repurchase an additional $1.0 billion of its Class A Common Stock for a total repurchase authority of $3.9 billion. As of June 30, 2007, there was approximately $0.3 billion of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During the second quarter of 2007, the Company did not repurchase any shares. During the first six months of 2007, the Company repurchased approximately 2.7 million shares at a cost of approximately $165 million. As of June 30, 2007, since the inception of the program in April 1996, the Company had repurchased approximately 74.1 million shares for an aggregate cost of approximately $3.6 billion. As of June 30, 2007, the Company had reissued approximately 0.5 million shares of previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million and 16.0 million shares of treasury stock in 2005 and 2006, respectively, the net treasury shares outstanding at June 30, 2007, were 13.6 million.

8.  OTHER COMPREHENSIVE EARNINGS (LOSS)

Comprehensive earnings (loss), net of taxes, consist of the following:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Net earnings	$64.2	$76.7	$156.6	$162.9
Other comprehensive earnings (loss):
Foreign currency translation adjustment	3.5	0.8	4.2	5.3
Cash flow hedging	(0.3)	(5.7)	(0.4)	(11.9)
Pension or other postretirement benefits	1.7	-	4.7	-
Minimum pension liability adjustment	-	(0.4)	-	3.3
Net unrealized (loss) gain on marketable securities	(0.4)	(0.1)	(0.3)	0.1
Comprehensive earnings	$68.7	$71.3	$164.8	$159.7

Accumulated other comprehensive (loss) earnings consist of the following:

	Foreign Currency Translation Adjustment	Cash Flow Hedges	Pension or Other Postretirement Benefits	Net Unrealized (Loss) Gain on Marketable Securities	Accumulated Other Comprehensive (Loss) Earnings
Balance at 12/31/06	$7.1	$0.7	$(138.7)	$-	$(130.9)
1st Qtr 2007 change	0.7	(0.1)	3.0	0.1	3.7
Balance at 3/31/07	$7.8	$0.6	$(135.7)	$0.1	$(127.2)
2nd Qtr 2007 change	3.5	(0.3)	1.7	(0.4)	4.5
Balance at 6/30/07	$11.3	$0.3	$(134.0)	$(0.3)	$(122.7)

9.  EARNINGS PER SHARE (“EPS”)

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Numerator:
Net earnings	$64.2	$76.7	$156.6	$162.9
Denominator:
Weighted average shares used to compute basic EPS	94.8	103.8	95.6	106.8
Effect of dilutive securities -
Employee stock plans	0.7	0.4	0.9	0.4
Weighted average shares used to compute diluted EPS	95.5	104.2	96.5	107.2

Basic net EPS	$0.68	$0.74	$1.64	$1.53
Diluted net EPS	$0.67	$0.74	$1.62	$1.52

Restricted stock units and stock options totaling an additional 7.8 million and 10.2 million shares of Class A Common Stock for the three month periods and 5.2 million and 10.2 million shares of Class A Common Stock for the six month periods ended June 30, 2007 and 2006, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

10.  EMPLOYEE PENSION AND POSTRETIREMENT PLANS

The components of the net periodic benefit cost for both the pension and postretirement plans for the three month and six month periods ended June 30, 2007 and 2006, were as follows:

Pension Benefits:	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Service cost	$0.6	$2.0	$1.3	$3.9
Interest cost	10.5	10.5	21.1	20.9
Expected return on plan assets	(12.0)	(12.2)	(24.3)	(24.5)
Amortization of net loss	3.9	4.2	7.6	8.5
Settlement, curtailment or special termination gains, net	-	(0.1)	-	(8.5)
Net periodic benefit cost	$3.0	$4.4	$5.7	$0.3

Other Postretirement Benefits:	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Service cost	$0.4	$0.4	$0.9	$0.9
Interest cost	0.7	0.6	1.3	1.2
Amortization of prior service (benefit) cost	(1.0)	(1.0)	(2.0)	(1.9)
Amortization of net loss	0.2	0.3	0.4	0.5
Settlement, curtailment or special termination gains, net	-	0.1	-	-
Net periodic benefit cost	$0.3	$0.4	$0.6	$0.7

The $8.5 million Settlement, curtailment or special termination gains, net recognized in the first six months of 2006 consisted of a $9.9 million pension curtailment gain due to the freezing of plan benefit accruals in the U.S. and $1.4 million of special termination benefit charges related to restructuring activities. See Note 2 for further discussion.

The Company currently expects to contribute approximately $7 million to its pension and other postretirement plans in 2007. As of June 30, 2007, $3.8 million of contributions have been made.

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

The following table includes information about the Company’s reportable segments:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Revenue:
Business	$733.7	$713.2	$1,471.1	$1,401.6
Consumer	474.5	515.8	997.7	1,102.7
Total revenue	$1,208.2	$1,229.0	$2,468.8	$2,504.3

Operating income (loss):
Business	$148.8	$148.8	$302.7	$296.3
Consumer	13.8	68.5	78.3	133.3
All other	(97.0)	(113.7)	(194.3)	(205.5)
Total operating income (loss)	$65.6	$103.6	$186.7	$224.1

For the three months ended June 30, 2006, operating income (loss) noted above included restructuring- related charges of $14.2 million in its Business segment, $18.4 million in its Consumer segment and $19.4 million in All other. All other operating income also included a $0.1 million pension plan freeze benefit.

For the six months ended June 30, 2006, operating income (loss) noted above included restructuring- related charges of $22.1 million in its Business segment, $49.7 million in its Consumer segment and $29.8 million in All other. All other operating income also included a $9.9 million pension plan freeze benefit.

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

Wazana has stated in its legal documents that it is seeking approximately $2.2 million to $2.8 million in damages for the Company’s alleged anticompetitive conduct and approximately $1 billion for Lexmark’s alleged violation of the Lanham Act. Pendl has stated in its legal documents that it is seeking approximately $3.7 million to $4.1 million in damages for the Company’s alleged anticompetitive conduct. Clarity has not stated a damage dollar amount. All are seeking treble damages, attorney fees, costs and injunctive relief. On September 28, 2006, the District Court dismissed the counterclaims filed by SCC alleging that the Company engaged in anti-competitive and monopolistic conduct and unfair and deceptive trade practices in violation of the Sherman Act, the Lanham Act and state laws. On October 13, 2006, SCC filed a Motion for Reconsideration of the District Court’s Order dismissing SCC’s claims, or in the alternative, to amend its pleadings which the District Court denied on June 1, 2007. On October 13, 2006, the District Court issued an order to stay the action brought against David Abraham and Clarity until a final judgment or settlement are entered into in the consolidated 02 and 04 actions. On March 23, 2007, the Company entered into a Settlement Agreement with NER pursuant to which each party released the other from any and all claims, NER acknowledged the validity and enforceability of the Company's patents-in-suit and the validity and enforceability of the Company's single use license agreement applicable to its "Return Program" cartridges (formerly known as "Prebate" cartridges) and agreed to no longer remanufacture such cartridges. The District Court entered a consent judgment and dismissal with prejudice of the litigation between NER and the Company on May 11, 2007. On May 20, 2007, the Company entered into a Settlement Agreement with Pendl pursuant to which each party released the other from any and all claims, Pendl acknowledged the validity and enforceability of the Company's patents-in-suit and the validity and enforceability of the Company's single use license agreement applicable to its Return Program cartridges. The District Court entered an agreed order of dismissal with prejudice of the litigation between Pendl and the Company on May 22, 2007. On May 27, 2007, the Company entered into a Settlement Agreement with Wazana pursuant to which each party released the other from any and all claims, Wazana acknowledged the validity and enforceability of the Company's patents-in-suit and the validity and enforceability of the Company's single use license agreement applicable to its Return Program cartridges. The District Court entered an agreed order of dismissal with prejudice of the litigation between Wazana and the Company on May 31, 2007. On June 20, 2007, the District Court Judge ruled that SCC directly infringed one of Lexmark’s patents-in-suit. On June 22, 2007, the jury returned a verdict that SCC did not induce infringement of Lexmark’s patents-in-suit. As to SCC’s defense that the Company has committed patent misuse, in an advisory, non-binding capacity, the jury did find some Company conduct constituted misuse. In the jury's advisory, non-binding findings, the jury also found that the relevant market was the cartridge market rather than the printer market and that the Company had unreasonably restrained competition in that market. The misuse defense will be decided by the District Court Judge at a later date. A final judgment for the 02 action and the 04 action has not yet been entered by the District Court.

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

Copyright fees

Certain countries (primarily in Europe) and/or collecting societies representing copyright owners’ interests have taken action to impose fees on devices (such as scanners, printers and multifunction devices) alleging the copyright owners are entitled to compensation because these devices enable reproducing copyrighted content. Other countries are also considering imposing fees on certain devices. The amount of fees, if imposed, would depend on the number of products sold and the amounts of the fee on each product, which will vary by product and by country. The Company has accrued amounts that it believes are adequate to address the risks related to the copyright fee issues currently pending. The financial impact on the Company, which will depend in large part upon the outcome of local legislative processes, the Company’s and other industry participants’ outcome in contesting the fees and the Company’s ability to mitigate that impact by increasing prices, which ability will depend upon competitive market conditions, remains uncertain. As of June 30, 2007, the Company has accrued approximately $105 million for the pending copyright fee issues, including litigation proceedings, local legislative initiatives and/or negotiations with the parties involved. These accruals are included in Accrued liabilities on the Consolidated Condensed Statements of Financial Position.

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

Management believes that other than the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) during the first quarter of 2007, there have been no significant changes during the three and six months ended June 30, 2007, to the items that were disclosed as critical accounting policies and estimates in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

RESULTS OF OPERATIONS

Executive Summary

The following discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements and Notes thereto. The following table summarizes the results of the Company’s operations for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30				Six Months Ended June 30
	2007		2006		2007		2006
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev
Revenue	$1,208.2	100.0%	$1,229.0	100.0%	$2,468.8	100.0%	$2,504.3	100.0%
Gross profit	370.2	30.6	417.7	34.0	793.0	32.1	821.5	32.8
Operating expense	304.6	25.2	314.1	25.6	606.3	24.6	597.4	23.9
Operating income	65.6	5.4	103.6	8.4	186.7	7.6	224.1	8.9
Net earnings	64.2	5.3	76.7	6.2	156.6	6.3	162.9	6.5

Current quarter

For the second quarter of 2007, consolidated revenue was $1.2 billion or down 2% year-to-year (“YTY”). Laser and inkjet supplies revenue grew 1% as growth in laser supplies was partially offset by a decline in inkjet supplies. Laser and inkjet hardware revenue declined 7% YTY, as both inkjet and laser hardware revenue decreased YTY.

In the Business segment, revenue increased 3% YTY. Laser hardware average unit revenue (“AUR”), which reflects the changes in both pricing and mix, declined approximately 10% from the prior year. Laser hardware unit shipments increased approximately 5% YTY. In the Consumer segment, revenue declined 8% YTY. Inkjet hardware unit shipments grew 3% YTY and inkjet hardware AUR declined 13% YTY.

For the second quarter of 2007, net earnings decreased 16% from the prior year due to lower gross profits and higher operating expenses partially offset by a reduction in pre-tax restructuring-related charges and project costs and a lower effective tax rate. Additionally, net earnings for the second quarter of 2007 also included an $8.1 million pre-tax foreign exchange gain realized upon the substantial liquidation of the Company’s Scotland entity as the assets were sold in the first quarter of 2007. Net earnings for the second quarter of 2006 included $52.0 million and $1.4 million of pre-tax restructuring-related charges and project costs, respectively, as discussed below.

Year to date

For the six months ended June 30, 2007, consolidated revenue was $2.5 billion or down 1% YTY. Laser and inkjet supplies revenue was flat YTY as growth in laser supplies was offset by a decline in inkjet supplies. Laser and inkjet hardware revenue declined 5% YTY, primarily due to a decline in inkjet units and AURs.

In the Business segment, revenue increased 5% YTY.  Laser hardware AUR and laser hardware units were flat YTY. In the Consumer segment, revenue declined 10% YTY.  Inkjet hardware unit shipments and inkjet hardware AUR declined 4% and 9%, respectively, YTY.

For the six months ended June 30, 2007, net earnings decreased 4% from the prior year due to lower gross profits and higher operating expenses partially offset by a reduction in pre-tax restructuring-related charges and project costs and a lower effective tax rate. Additionally, net earnings for the six months ended June 30, 2007, also included a $3.5 million pre-tax gain on the sale of the Rosyth, Scotland facility in the first quarter of 2007 and an $8.1 million pre-tax foreign exchange gain as discussed above. Net earnings for the six months ended June 30, 2006, included $101.6 million and $1.4 million of pre-tax restructuring-related charges and project costs, respectively, and a $9.9 million pre-tax pension curtailment gain as discussed below.

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

During 2006, the Company also incurred additional charges related to the execution of its restructuring-related activities (referred to as “2006 project costs”). The 2006 project costs were incremental to the Company’s normal operating charges and were expensed as incurred.

For the three months ended June 30, 2006, the Company incurred pre-tax restructuring-related charges and 2006 project costs of $52.0 million and $1.4 million, respectively, related to the 2006 actions which were partially offset by a $0.1 million pre-tax pension curtailment gain. Of the $53.3 million of net charges incurred for the three months ended June 30, 2006 related to the 2006 actions, $16.6 million is included in Cost of revenue, $1.0 million in Selling, general and administrative and $35.7 million in Restructuring and other, net on the Company’s Consolidated Condensed Statements of Earnings.

For the six months ended June 30, 2006, the Company incurred pre-tax restructuring-related charges and 2006 project costs of $101.6 million and $1.4 million, respectively, related to the 2006 actions which were partially offset by a $9.9 million pre-tax pension curtailment gain. Of the $93.1 million of net charges incurred for the six months ended June 30, 2006, related to the 2006 actions, $35.3 million is included in Cost of revenue, $1.0 million in Selling, general and administrative and $56.8 million in Restructuring and other, net on the Company’s Consolidated Condensed Statements of Earnings.

2007 items

Savings from the 2006 actions have been utilized to help mitigate some of the impact from increased research and development, demand generation expenses and the reduction in gross profit due to the negative impact of price, mix and costs.

During 2007, the Company expects to incur approximately $5 million per quarter of additional costs related to the Company’s ongoing efforts to reduce operating costs (collectively referred to as “2007 project costs”). The 2007 project costs will be incremental to the Company’s normal operating charges and will be expensed as incurred. For the three and six months ended June 30, 2007, the Company incurred approximately $5 million and $11 million, respectively, of 2007 project costs.

During the first quarter of 2007, the Company sold its Rosyth, Scotland facility for $8.1 million and recognized a $3.5 million pre-tax gain on the sale. During the second quarter of 2007, the Company substantially liquidated the remaining operations of its Scotland entity and recognized an $8.1 million pre-tax gain from the realization of the entity’s accumulated foreign currency translation adjustment generated on the investment in the entity during its operating life. This gain is included in Other (income) expense, net on the Company’s Consolidated Condensed Statements of Earnings.

The Company sees the potential for continued erosion in end-user inkjet supplies demand due to the reduction in inkjet hardware unit sales reflecting both the Company’s decision to focus on more profitable printer placements, a mix shift between cartridges resulting in a higher percentage of moderate use cartridges and the weakness in its OEM business. Additionally, the Company expects to see continued declines in OEM unit sales, aggressive pricing and promotion activities in the inkjet and laser markets and negative period impacts from the additional inkjet unit sales.

Revenue

For the second quarter of 2007, consolidated revenue decreased 2% YTY. Laser and inkjet supplies revenue grew 1% as growth in laser supplies was partially offset by a decline in inkjet supplies. Laser and inkjet hardware revenue declined 7% YTY, as both inkjet and laser hardware revenue decreased YTY.

For the six months ended June 30, 2007, consolidated revenue decreased 1% YTY. Laser and inkjet supplies revenue was flat YTY as growth in laser supplies was offset by a decline in inkjet supplies. Laser and inkjet hardware revenue declined 5% YTY, primarily due to a decline in inkjet units and AURs.

Revenue by market segment

The following table provides a breakdown of the Company’s revenue by market segment:

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2007	2006	% Change	2007	2006	% Change
Business	$733.7	$713.2	3%	$1,471.1	$1,401.6	5%
Consumer	474.5	515.8	(8)	997.7	1,102.7	(10)
Total revenue	$1,208.2	$1,229.0	(2)%	$2,468.8	$2,504.3	(1)%

Business segment

During the second quarter of 2007, Business segment revenue increased $20 million or 3% YTY due to growth in laser supplies revenue partially offset by a decrease in laser hardware revenue as declines in AURs more than offset unit growth. Laser hardware AUR declined approximately 10% from the prior year due to price declines and an unfavorable product mix shift. Laser hardware unit shipments increased approximately 5% YTY driven by good branded unit growth in low-end monochrome lasers and workgroup monochrome lasers and strong unit growth in color lasers and laser multifunction products (“MFPs”) partially offset by declines in OEM hardware unit sales.

For the six months ended June 30, 2007, Business segment revenue increased $70 million or 5% YTY primarily due to growth in laser supplies revenue. Laser hardware AUR was flat YTY as a positive mix shift in units was offset by price declines. Laser hardware unit shipments were flat YTY as growth in color lasers and laser MFPs were offset by declines in low-end monochrome and workgroup monochrome laser printers.

Consumer segment

During the second quarter of 2007, Consumer segment revenue decreased $41 million or 8% YTY due to decreased inkjet supplies and hardware revenue. Hardware revenue declined as declines in AURs more than offset unit growth. Inkjet hardware unit shipments grew 3% YTY as growth in branded hardware, reflecting strong branded unit growth in all product segments, single function and all-in-ones (“AIOs”), was partially offset by a decline in OEM hardware units. Inkjet hardware AUR decreased 13% YTY as price declines due to aggressive pricing and promotions were partially offset by a favorable mix shift to AIOs.

For the six months ended June 30, 2007, Consumer segment revenue decreased $105 million or 10% YTY due to decreased inkjet supplies and hardware revenue. Inkjet hardware unit shipments declined 4% YTY as growth in branded hardware, due to strong growth in AIOs, was more than offset by a decline in OEM hardware units. Inkjet hardware AUR decreased 9% YTY as price declines were partially offset by a favorable mix shift to AIOs.

Revenue by geography

The following table provides a breakdown of the Company’s revenue by geography:

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2007	2006	% Change	2007	2006	% Change
United States	$508.2	$531.1	(4)%	$1,053.1	$1,104.8	(5)%
EMEA (Europe, the Middle East & Africa)	445.9	450.2	(1)	927.6	915.6	1
Other International	254.1	247.7	3	488.1	483.9	1
Total revenue	$1,208.2	$1,229.0	(2)%	$2,468.8	$2,504.3	(1)%

For the three and six months ended June 30, 2007, revenue decreased in the U.S. due to a decline in inkjet hardware and supplies.

Gross Profit

The following table provides gross profit information:

	Three Months Ended June 30				Six Months Ended June 30
(Dollars in millions)	2007	2006	Change		2007	2006	Change
Gross profit dollars	$370.2	$417.7	(11)%		$793.0	$821.5	(3)%
% of revenue	30.6%	34.0%	(3.4)	pts	32.1%	32.8%	(0.7)	pts

For the three and six months ended June 30, 2007, consolidated gross profit and gross profit as a percentage of revenue decreased YTY.

The gross profit for the second quarter of 2007 decreased YTY due to a 5.9 percentage point decrease in product margins, principally in inkjet hardware, partially offset by a 1.6 percentage point favorable mix shift among products and a 0.9 percentage point improvement from a reduction in accelerated depreciation charges and project costs.

The gross profit for the six months ended June 30, 2007, decreased YTY due to a 3.3 percentage point decrease in product margins, principally in inkjet hardware, partially offset by a 1.5 percentage point favorable mix shift among products and a 1.1 percentage point improvement from a reduction in accelerated depreciation charges and project costs.

Operating Expense

The following table presents information regarding the Company’s operating expenses during the periods indicated:

	Three Months Ended June 30				Six Months Ended June 30
	2007		2006		2007		2006
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev
Research and development	$102.2	8.5%	$93.2	7.6%	$202.1	8.2%	$180.6	7.2%
Selling, general & administrative	202.4	16.7	185.2	15.1	404.2	16.4	360.0	14.4
Restructuring and other, net	-	-	35.7	2.9	-	-	56.8	2.3
Total operating expense	$304.6	25.2%	$314.1	25.6%	$606.3	24.6%	$597.4	23.9%

For the three and six months ended June 30, 2007, research and development expenses increased YTY due to the Company’s continued acceleration of investment to support product and solution development. These continuing investments have led to new products and solutions aimed at targeted growth segments.

For the three and six months ended June 30, 2007, selling, general and administrative expenses increased YTY as the Company increased spending on marketing and sales activities. For the six months ended June 30, 2007, demand generation activities, which include the brand development marketing campaign launched in late 2006, increased YTY. The initiative includes a television advertising campaign along with radio and print advertising in targeted geographic and market segments. The Company will continue the increased demand generation activity in 2007 as the Company’s focus continues to be to drive branded hardware growth. Additionally, selling, general and administrative ("SG&A") expenses for the three and six months ended June 30, 2007, included $0.6 million and $1.2 million, respectively, of 2007 project costs.  Also, SG&A expenses for the six months ended June 30, 2007, included a $3.5 million gain on the sale of the Company's Rosyth, Scotland facility in the first quarter of 2007.  SG&A expenses for the three and six months ended June 30, 2006, included $1.0 million of project costs from its 2006 actions.

During the second quarter of 2006, restructuring and other, net, impacting operating expense, included $35.8 million of restructuring-related charges, $1.0 million of project costs and a $0.1 million pension curtailment gain from its 2006 actions. For the six months ended June 30, 2006, restructuring and other, net, impacting operating expense, included $66.7 million of restructuring-related charges, $1.0 million of project costs and a $9.9 million pension curtailment gain from its 2006 actions.

Operating Income (Loss)

The following table provides operating income by market segment:

	Three Months Ended June 30				Six Months Ended June 30
(Dollars in millions)	2007	2006	Change		2007	2006	Change
Business	$148.8	$148.8	-%		$302.7	$296.3	2%
% of segment revenue	20.3%	20.9%	(0.6	)pts	20.6%	21.1%	(0.5	)pts

Consumer	13.8	68.5	(80)%		78.3	133.3	(41)%
% of segment revenue	2.9%	13.3%	(10.4	)pts	7.8%	12.1%	4.3	pts

All other	(97.0)	(113.7)	15%		(194.3)	(205.5)	5%
Total operating income (loss)	$65.6	$103.6	(37)%		$186.7	$224.1	(17)%
% of total revenue	5.4%	8.4%	(3.0	)pts	7.6%	8.9%	(1.3	)pts

For the three and six months ended June 30, 2007, the decrease in consolidated operating income was primarily attributable to decreased gross profit and higher operating expenses partially offset by a reduction in pre-tax restructuring-related charges and project costs YTY as discussed above.

For the three months ended June 30, 2006, the Company incurred restructuring-related charges and project costs of $14.2 million in its Business segment, $19.0 million in its Consumer segment and $20.2 million in All other. All other operating income also included a $0.1 million pension curtailment gain.

For the six months ended June 30, 2006, the Company incurred restructuring-related charges and project costs of $22.1 million in its Business segment, $50.3 million in its Consumer segment and $30.6 million in All other. All other operating income also included a $9.9 million pension curtailment gain.

Interest and Other

The following table provides interest and other information:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2007	2006	2007	2006
Interest (income) expense, net	$(3.8)	$(5.5)	$(8.2)	$(11.8)
Other (income) expense, net	(7.4)	1.9	(6.2)	2.7
Total interest and other (income) expense, net	$(11.2)	$(3.6)	$(14.4)	$(9.1)

During the second quarter of 2007, the Company substantially liquidated the remaining operations of its Scotland entity and recognized an $8.1 million pre-tax gain from the realization of the entity’s accumulated foreign currency translation adjustment generated on the investment in the entity during its operating life. Additionally, interest income has decreased YTY due to a decreased level of cash and marketable securities held by the Company partially offset by higher interest rates in 2007 compared to 2006.

Provision for Income Taxes

The effective income tax rate was 16.4% for the three months ended June 30, 2007, compared to 28.5% for the second quarter of 2006. The difference in these rates is principally due to a $4.8 million adjustment made to the Company’s deferred tax assets related to depreciation (6.2%); the fact that the U.S. Research and Experimentation tax credit had not been reinstated by Congress as of the second quarter of 2006 (2.1%); and the impact of the restructuring in 2006 (2.6%). The rate for the three months ended June 30, 2006, included a $2.5 million benefit regarding the settlement of the Internal Revenue Service audit of the years 2002 and 2003.

The effective income tax rate was 22.1% for the six months ended June 30, 2007, compared to 30.1% for the same period in 2006. The difference in these rates is principally due to the fact that the U.S. Research and Experimentation tax credit had not been reinstated by Congress as of June 30, 2006 (2.1%); the impact of the restructuring in 2006 (2.6%); and the discrete items recorded in the first half of each year (1.9%). The rate for the six months ended June 30, 2007, included benefits of $1.2 million and $4.8 million from adjustments to the Company’s deferred tax assets. The rate for the six months ended June 30, 2006, included a $2.5 million benefit regarding the settlement of the Internal Revenue Service audit of the years 2002 and 2003.

Net Earnings

For the second quarter of 2007, net earnings decreased 16% from the prior year due to lower operating income partially offset by a lower income tax provision. Additionally, net earnings for the second quarter of 2007 also included an $8.1 million pre-tax foreign exchange gain realized upon the substantial liquidation of the Company’s Scotland entity. Net earnings for the second quarter of 2006 included $52.0 million and $1.4 million of pre-tax restructuring-related charges and 2006 project costs, respectively.

For the six months ended June 30, 2007, net earnings decreased 4% from the prior year due to lower operating income partially offset by a lower income tax provision. Additionally, net earnings for the six months ended June 30, 2007, also included a $3.5 million pre-tax gain on the sale of the Rosyth, Scotland facility in the first quarter of 2007 and an $8.1 million pre-tax foreign exchange gain as discussed above. Net earnings for the six months ended June 30, 2006, included $101.6 million and $1.4 million of pre-tax restructuring-related charges and 2006 project costs, respectively, and a $9.9 million pre-tax pension curtailment gain.

Earnings per Share

The following table summarizes basic and diluted net earnings per share:
	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Basic earnings per share	$0.68	$0.74	$1.64	$1.53
Diluted earnings per share	$0.67	$0.74	$1.62	$1.52

For the three months ended June 30, 2007, the decreases in basic and diluted net earnings per share YTY were attributable to decreased earnings partially offset by the decreases in the average number of shares outstanding, primarily due to the Company’s stock repurchases.

For the six months ended June 30, 2007, the increases in basic and diluted net earnings per share YTY were attributable to the decreases in the average number of shares outstanding partially offset by decreased earnings.

For the three and six months ended June 30, 2007, both basic and diluted net earnings per share include the foreign exchange gain as discussed above. For the three and six months ended June 30, 2006, both basic and diluted net earnings per share include the restructuring-related charges, project costs and pension curtailment gain as discussed above.

FINANCIAL CONDITION

Lexmark’s financial position remains strong at June 30, 2007, with working capital of $371 million compared to $506 million at December 31, 2006. The decrease in working capital was primarily due to lower cash and cash equivalents and marketable securities resulting primarily from the Company’s stock repurchase activity. Additionally, the $150 million of senior notes, which mature in May 2008, were reclassified from Long-term debt to Current portion of long-term debt on the Consolidated Condensed Statements of Financial Position in the current period. At June 30, 2007 and December 31, 2006, the Company had no short-term borrowings outstanding. The debt to total capital ratio was 12% at June 30, 2007, compared to 13% at December 31, 2006. The Company had no amounts outstanding under its U.S. trade receivables financing program or its revolving credit facility at June 30, 2007.

The following table summarizes the results of the Company’s Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30
(Dollars in millions)	2007	2006
Net cash flow provided by (used for):
Operating activities	$210.2	$361.4
Investing activities	(40.3)	205.2
Financing activities	(150.9)	(586.1)
Effect of exchange rate changes on cash	1.0	0.7
Net change in cash and cash equivalents	$20.0	$(18.8)

The Company’s primary source of liquidity has been cash generated by operations, which totaled $210 million and $361 million for the six months ended June 30, 2007 and 2006, respectively. Cash from operations generally has been sufficient to allow the Company to fund its working capital needs and finance its capital expenditures during these periods along with the repurchase of approximately $0.2 billion and $0.6 billion of its Class A Common Stock during the six months ended June 30, 2007 and 2006, respectively. Management believes that cash provided by operations will continue to be sufficient to meet operating and capital needs; however, in the event that cash from operations is not sufficient, the Company has other potential sources of cash through utilization of its trade receivables financing program, revolving credit facility or other financing sources.

Operating activities:

The decrease in cash flows from operating activities from 2006 to 2007 primarily resulted from unfavorable changes of $109 million in accrued liabilities and $76 million in trade receivables. The change noted in accrued liabilities was primarily due to unfavorable changes in restructuring-related accruals of $66 million and salary and incentive compensation accruals of $33 million compared to the prior year. The $76 million change noted in trade receivables is primarily the result of greater collections during the six months ended June 30, 2006 versus June 30, 2007. A significantly higher trade receivables balance existed at December 31, 2005 versus December 31, 2006 due to a larger portion of the fourth quarter sales for 2005 occurring in the later part of the quarter.

The Company’s days of sales outstanding were 42 days at June 30, 2007, compared to 38 days at December 31, 2006, and 41 days at June 30, 2006, compared to 43 days at December 31, 2005. The days of sales outstanding are calculated using the quarter-end trade receivables, net of allowances, and the average daily revenue for the quarter.

Although not a significant component of the change in cash flows from operating activities, the Company’s days of inventory increased from 46 days at June 30, 2006, to 47 days at June 30, 2007. The days of inventory is calculated using the quarter-end inventories balance and the average daily cost of revenue for the quarter.

In connection with the 2006 restructuring, the remaining accrued liability balance at June 30, 2007, of $15.9 million, is expected to be substantially paid out by the end of 2007. These payments will relate primarily to employee termination benefits.

As of June 30, 2007, the Company had accrued approximately $105 million for pending copyright fee issues, including litigation proceedings, local legislative initiatives and/or negotiations with the parties involved. These accruals are included in Accrued liabilities on the Consolidated Condensed Statements of Financial Position. Refer to Part I, Item 1, Note 12 of the Notes to Consolidated Condensed Financial Statements for additional information.

Investing activities:

The Company decreased its marketable securities investments by $44 million and $300 million for the six months ended June 30, 2007 and 2006, respectively, due to its share repurchase program activity.

For the six months ended June 30, 2007 and 2006, the Company spent $92 million and $93 million, respectively, on capital expenditures. The capital expenditures for 2007 principally related to new product support, infrastructure support and manufacturing capacity expansion. The Company continues to make significant capital investments in its manufacturing facilities. It is anticipated that total capital expenditures for 2007 will be approximately $235 million and are expected to be funded through cash from operations.

During the first quarter of 2007, the Company sold its Rosyth, Scotland facility for $8.1 million and recognized a $3.5 million pre-tax gain on the sale.

Financing activities:

The change in the net cash flows from financing activities was due to the Company’s share repurchase activity.

In January 2006, the Company received authorization from the board of directors to repurchase an additional $1.0 billion of its Class A Common Stock for a total repurchase authority of $3.9 billion. As of June 30, 2007, there was approximately $0.3 billion of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During the second quarter of 2007, the Company did not repurchase any shares. During the first six months of 2007, the Company repurchased approximately 2.7 million shares at a cost of approximately $165 million. As of June 30, 2007, since the inception of the program in April 1996, the Company had repurchased approximately 74.1 million shares for an aggregate cost of approximately $3.6 billion. As of June 30, 2007, the Company had reissued approximately 0.5 million shares of previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million and 16.0 million shares of treasury stock in 2005 and 2006, respectively, the net treasury shares outstanding at June 30, 2007, were 13.6 million.

Lexmark has outstanding $150.0 million principal amount of senior notes due May 15, 2008. A balance of $149.9 million (net of an unamortized discount of $0.1 million) was outstanding at June 30, 2007, and was reclassified from Long-term debt to Current portion of long-term debt on the Consolidated Condensed Statements of Financial Position in the current period.

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

During the first quarter of 2007, the Company amended the facility to allow LRC to repurchase previously sold receivables from the unrelated third party. Prior to the 2007 amendment, the Company accounted for the transfer of receivables from LRC to the unrelated third party as sales of receivables. As a result of the 2007 amendment, the Company accounts for the transfers of receivables from LRC to the unrelated third party as a secured borrowing with a pledge of its receivables as collateral.

At June 30, 2007 and December 31, 2006, there were no receivables or borrowings outstanding under the facility.

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

•
The Company’s future operating results could be adversely affected if the consumption of its supplies by end users of its products is lower than expected or declines, if there are declines in pricing, unfavorable mix and/or increased costs.

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

•
Overall market trends, seasonal market trends, competitive pressures, pricing, increased product costs or shipping costs, product mix and other factors may result in reductions in revenue or pressure on operating income in a given period.

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

•
The Company has undertaken cost reduction measures over the last few years in an effort to optimize the Company’s expense structure. Such actions have included workforce reductions, the consolidation of manufacturing capacity, and the centralization of support functions to shared service centers in each geography. The Company expects to realize cost savings in the future through these actions and may announce future actions to further reduce its worldwide workforce and/or centralize its operations. The risks associated with these actions include potential delays in their implementation, particularly workforce reductions, due to regulatory requirements; increased costs associated with such actions; decreases in employee morale and the failure to meet operational targets due to unplanned departures of employees, particularly key employees and sales employees.

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

Interest Rates

At June 30, 2007, the fair value of the Company’s senior notes was estimated at $151 million using quoted market prices and yields obtained through independent pricing sources for the same or similar types of borrowing arrangements, taking into consideration the underlying terms of the debt. The fair value of the senior notes exceeded the carrying value as recorded in the Consolidated Condensed Statements of Financial Position at June 30, 2007, by approximately $1 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $1 million at June 30, 2007.

The Company has interest rate swaps that serve as a fair value hedge of the Company’s senior notes. The fair value of the interest rate swaps at June 30, 2007, was a liability of $2 million. Market risk for the interest rate swaps is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $1 million at June 30, 2007.

Foreign Currency Exchange Rates

The Company may utilize foreign currency hedging strategies to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the Company’s functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the

Company is exposed include the Euro, the Mexican peso, the Canadian dollar, the British pound, the Philippine Peso and other Asian and South American currencies. The Company hedges some of its foreign currency exposures with forward contracts, put options, and call options generally with maturity dates of twelve months or less. The potential loss in fair value at June 30, 2007, for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $15 million. This loss would be mitigated by corresponding gains on the underlying exposures.

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

Changes in Internal Control over Financial Reporting

In the second quarter of 2007, the Company migrated the majority of the transaction processing for after-sales service activities in the United States to a new software system. Additionally, during the second quarter of 2007, the Company continued its process of centralizing certain of its accounting and other finance functions and order-to-cash functions from various countries to shared service centers. As a result, certain changes in basic processes and internal controls and procedures for day-to-day accounting functions and financial reporting were made. During the first quarter of 2007, the Company outsourced the infrastructure support of its information technology system and its application maintenance functions for the EMEA geography to a third-party service provider. During the third quarter of 2006, the Company migrated the infrastructure support of its information technology system and application maintenance functions for the Americas geography from one third-party service provider to another. Also during the third quarter of 2006, the Company outsourced the infrastructure support of its information technology system and its application maintenance functions for the Asia Pacific geography to a third-party service provider. While management believes the changed controls relating to financial reporting are adequate and effective, management is continuing to evaluate and monitor the changes in controls and procedures as processes in each of these areas evolve.

Except for implementing the changes noted above, there has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On May 11, 2007, the U.S. District Court for the Eastern District of Kentucky (the "District Court") entered a consent judgment and dismissal with prejudice of the litigation between NER Data Products, Inc. ("NER") and the Company. On May 20, 2007, the Company entered into a Settlement Agreement with Pendl Companies, Inc. ("Pendl") pursuant to which each party released the other from any and all claims, Pendl acknowledged the validity and enforceability of the Company's patents-in-suit and the validity and enforceability of the Company's single use license agreement applicable to its "Return Program" cartridges (formerly known as "Prebate" cartridges). The District Court entered an agreed order of dismissal with prejudice of the litigation between Pendl and the Company on May 22, 2007. On May 27, 2007, the Company entered into a Settlement Agreement with Wazana Brothers International, Inc. ("Wazana") pursuant to which each party released the other from any and all claims, Wazana acknowledged the validity and enforceability of the Company's patents-in-suit and the validity and enforceability of the Company's single use license agreement applicable to its Return Program cartridges. The District Court entered an agreed order of dismissal with prejudice of the litigation between Wazana and the Company on May 31, 2007. On June 1, 2007, the District Court denied Static Control Components, Inc. ("SCC") Motion for Reconsideration of the District Court’s Order dismissing SCC’s claims, or in the alternative, to amend its pleadings. On June 20, 2007, the District Court Judge ruled that SCC directly infringed one of Lexmark’s patents-in-suit. On June 22, 2007, the jury returned a verdict that SCC did not induce infringement of Lexmark’s patents-in-suit. As to SCC’s defense that the Company has committed patent misuse, in an advisory, non-binding capacity, the jury did find some Company conduct constituted misuse. In the jury's advisory, non-binding findings, the jury also found that the relevant market was the cartridge market rather than the printer market and that the Company had unreasonably restrained competition in that market. The misuse defense will be decided by the District Court Judge at a later date. A final judgment for the 02 action and the 04 action has not yet been entered by the District Court. There have been no other material developments to the legal proceedings previously disclosed in Part I, Item 3 of the Company's 2006 Annual Report on Form 10-K, other than those reported in the Company’s 10-Q for the quarter ended March 31, 2007.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the repurchases of the Company’s Common Stock in the quarter ended June 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In Millions) (1)
April 1 - 30, 2007	-	$-	-	$295.5
May 1- 31, 2007	-	-	-	295.5
June 1 - 30, 2007	-	-	-	295.5
Total	-	$-	-

(1)
In January 2006, the Company received authorization from the board of directors to repurchase an additional $1.0 billion of its Class A Common Stock for a total repurchase authority of $3.9 billion. As of June 30, 2007, there was approximately $0.3 billion of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During the second quarter of 2007, the Company did not repurchase any shares. During the first six months of 2007, the Company repurchased approximately 2.7 million shares at a cost of approximately $165 million. As of June 30, 2007, since the inception of the program in April 1996, the Company had repurchased approximately 74.1 million shares for an aggregate cost of approximately $3.6 billion. As of June 30, 2007, the Company had reissued approximately 0.5 million shares of previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million and 16.0 million shares of treasury stock in 2005 and 2006, respectively, the net treasury shares outstanding at June 30, 2007, were 13.6 million.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information required to be reported for the Company’s Annual Meeting of Stockholders held April 26, 2007, was previously reported by the Company in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

A list of exhibits is set forth in the Exhibit Index found on page 37 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, both on behalf of the registrant and in his capacity as principal accounting officer of the registrant.

Lexmark International, Inc.
(Registrant)

August 7, 2007

/s/ Gary D. Stromquist
Gary D. Stromquist Vice President and Corporate Controller (Chief Accounting Officer)

EXHIBIT INDEX

Exhibits:

10.1
Amendment No. 2, dated as of May 23, 2007, to Credit Agreement, dated as of January 20, 2005, by and among the Company, as Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Fleet National Bank and Citibank, N.A., as Co-Syndication Agents, and KeyBank National Association and SunTrust Bank, as Co-Documentation Agents.

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