Form 10-Q
period 2007-09-30
LEXMARK INTERNATIONAL INC /KY/
filed 2007-11-06
CIK 1001288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2007

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

The registrant had 94,723,133 shares outstanding (excluding shares held in treasury) of Class A Common Stock, par value $0.01 per share, as of the close of business on October 31, 2007.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

		Page of Form 10-Q
	PART I – FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS
	Consolidated Condensed Statements of Earnings
	Three and Nine Months Ended September 30, 2007 and 2006	2
	Consolidated Condensed Statements of Financial Position
	As of September 30, 2007 and December 31, 2006	3
	Consolidated Condensed Statements of Cash Flows
	Nine Months Ended September 30, 2007 and 2006	4
	Notes to Consolidated Condensed Financial Statements	5
Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	34
Item 4.	CONTROLS AND PROCEDURES	34

	PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	35
Item 1A.	RISK FACTORS	35
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	36
Item 3.	DEFAULTS UPON SENIOR SECURITIES	36
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	36
Item 5.	OTHER INFORMATION	36
Item 6.	EXHIBITS	36

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

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006

Revenue	$1,195.4	$1,234.6	$3,664.2	$3,738.9
Cost of revenue	862.8	832.2	2,538.6	2,515.0
Gross profit	332.6	402.4	1,125.6	1,223.9

Research and development	101.2	93.2	303.3	273.8
Selling, general and administrative	204.3	186.6	608.5	546.6
Restructuring and other, net	6.6	7.5	6.6	64.3
Operating expense	312.1	287.3	918.4	884.7
Operating income	20.5	115.1	207.2	339.2

Interest (income) expense, net	(5.6)	(5.2)	(13.8)	(17.0)
Other (income) expense, net	(0.8)	1.2	(7.0)	3.9
Earnings before income taxes	26.9	119.1	228.0	352.3

Provision (benefit) for income taxes	(18.3)	33.5	26.2	103.8
Net earnings	$45.2	$85.6	$201.8	$248.5

Net earnings per share:
Basic	$0.48	$0.86	$2.12	$2.38
Diluted	$0.48	$0.85	$2.10	$2.37

Shares used in per share calculation:
Basic	94.9	100.0	95.4	104.5
Diluted	95.2	100.6	96.0	105.0

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
(In Millions, Except Par Value)
(Unaudited)

	September 30 2007	December 31 2006
ASSETS
Current assets:
Cash and cash equivalents	$202.5	$144.6
Marketable securities	436.7	406.3
Trade receivables, net of allowances of $38.5 in 2007 and $38.0 in 2006	574.3	584.3
Inventories	459.9	457.8
Prepaid expenses and other current assets	231.9	237.0
Total current assets	1,905.3	1,830.0

Property, plant and equipment, net	864.3	846.8
Other assets	174.1	172.2
Total assets	$2,943.7	$2,849.0

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$4.2	$-
Current portion of long-term debt	149.9	-
Accounts payable	634.2	600.3
Accrued liabilities	672.4	723.7
Total current liabilities	1,460.7	1,324.0

Long-term debt	-	149.8
Other liabilities	335.5	340.0
Total liabilities	1,796.2	1,813.8

Stockholders' equity:
Preferred stock, $.01 par value, 1.6 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value:
Class A, 900.0 shares authorized; 94.7 and 97.0 outstanding in 2007 and 2006, respectively	1.1	1.1
Class B, 10.0 shares authorized; no shares issued and outstanding	-	-
Capital in excess of par	877.3	827.3
Retained earnings	836.7	627.5
Treasury stock, net; at cost; 13.6 and 10.9 shares in 2007 and 2006, respectively	(454.7)	(289.8)
Accumulated other comprehensive loss	(112.9)	(130.9)
Total stockholders' equity	1,147.5	1,035.2
Total liabilities and stockholders' equity	$2,943.7	$2,849.0

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)
	Nine Months Ended September 30
	2007	2006
Cash flows from operating activities:
Net earnings	$201.8	$248.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	134.2	159.7
Deferred taxes	(11.2)	(18.1)
Stock-based compensation expense	32.0	32.8
Tax shortfall from employee stock plans	(0.2)	-
Foreign exchange gain upon Scotland liquidation	(8.1)	-
Gain on sale of Scotland facility	(3.5)	-
Other	(2.6)	3.6
	342.4	426.5
Change in assets and liabilities:
Trade receivables	10.0	81.3
Inventories	(2.1)	(55.0)
Accounts payable	33.9	34.4
Accrued liabilities	(43.2)	44.3
Other assets and liabilities	11.5	(3.6)
Net cash flows provided by operating activities	352.5	527.9

Cash flows from investing activities:
Purchases of property, plant and equipment	(131.0)	(145.0)
Purchases of marketable securities	(705.4)	(1,095.2)
Proceeds from marketable securities	674.9	1,454.7
Proceeds from sale of Scotland facility	8.1	-
Other	0.5	(1.2)
Net cash flows (used for) provided by investing activities	(152.9)	213.3

Cash flows from financing activities:
Issuance of treasury stock	0.1	-
Purchase of treasury stock	(165.0)	(730.1)
Increase in short term debt	4.0	-
Proceeds from employee stock plans	15.3	18.8
Tax windfall from employee stock plans	2.8	3.5
Other	(0.8)	(1.6)
Net cash flows used for financing activities	(143.6)	(709.4)
Effect of exchange rate changes on cash	1.9	0.7
Net change in cash and cash equivalents	57.9	32.5
Cash and cash equivalents - beginning of period	144.6	168.3
Cash and cash equivalents - end of period	$202.5	$200.8

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

2.           RESTRUCTURING-RELATED CHARGES AND OTHER

2007 Restructuring

As part of its ongoing efforts to optimize its cost and expense structure, the Company continually reviews its resources in light of a variety of factors. On October 23, 2007, the Company announced a plan (the “2007 Restructuring Plan”) which includes:

•	Closure of one of the Company’s inkjet supplies manufacturing facilities in Mexico, and additional optimization measures at the remaining inkjet facilities in Mexico.
•
Reduction of the Company’s business support cost and expense structure by further consolidating activity globally and expanding the use of shared service centers in lower-cost regions. The areas impacted are supply chain, service delivery, general and administrative expense, as well as marketing and sales support functions.

•	Focusing consumer segment marketing and sales efforts into countries or geographic regions that have the highest supplies usage.

The 2007 Restructuring Plan is expected to impact approximately 1,650 positions by the end of 2008. Most of the impacted positions are being moved to lower-cost countries. The Company expects the 2007 Restructuring Plan will result in pre-tax charges of approximately $55 million, of which $40 million will require cash. The Company expects the 2007 Restructuring Plan to be substantially completed by the end of 2008.

For the three and nine months ended September 30, 2007, the Company accrued $6.6 million of employee termination benefit charges in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits. The employee termination benefit charges are included in Restructuring and other, net on the Consolidated Condensed Statements of Earnings.

The following table presents a rollforward of the liability incurred for employee termination benefits in connection with the 2007 Restructuring Plan.  The liability is included in Accrued liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

	Employee Termination Benefits	Total
Balance at December 31, 2006	$-	$-
Costs incurred	6.6	6.6
Balance at September 30, 2007	$6.6	$6.6

For the three and nine months ended September 30, 2007, the Company accrued employee termination benefit charges of $6.2 million in its Consumer segment and $0.4 million in All other. The Company expects to incur charges related to the 2007 Restructuring Plan of approximately $14 million in its Business segment, approximately $19 million in its Consumer segment and approximately $22 million in All other.

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

For the three months ended September 30, 2006, the Company incurred pre-tax charges of $10.6 million related to the 2006 actions. Of the $10.6 million of charges incurred for the three months ended September 30, 2006, related to the 2006 actions, $3.1 million is included in Cost of revenue and $7.5 million in Restructuring and other, net on the Company’s Consolidated Condensed Statements of Earnings.

For the nine months ended September 30, 2006, the Company incurred pre-tax charges of $112.2 million related to the 2006 actions which were partially offset by a $9.9 million pre-tax pension curtailment gain.  Of the $102.3 million of net charges incurred for the nine months ended September 30, 2006, related to the 2006 actions, $38.0 million is included in Cost of revenue and $64.3 million in Restructuring and other, net on the Company’s Consolidated Condensed Statements of Earnings.

The following table presents a rollforward of the liability incurred for employee termination benefit and contract termination and lease charges in connection with the 2006 actions.  The liability is included in Accrued liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

	Employee Termination Benefits	Contract Termination & Lease Charges	Total
Balance at December 31, 2006	$25.3	$4.8	$30.1
Payments & other (1)	(10.4)	(1.6)	(12.0)
Reversals	(0.7)	(1.7)	(2.4)
Balance at September 30, 2007	$14.2	$1.5	$15.7

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

At September 30, 2007 and December 31, 2006, there were no receivables or borrowings outstanding under the facility.

4.           INVENTORIES

Inventories consist of the following:

	September 30 2007	December 31 2006
Work in process	$123.3	$119.7
Finished goods	336.6	338.1
Inventories	$459.9	$457.8

5.           AGGREGATE WARRANTY LIABILITY

Changes in the Company’s aggregate warranty liability, which includes both warranty and extended warranty (deferred revenue), are presented below:

	2007	2006
Balance at January 1	$212.4	$195.0
Accruals for warranties issued	203.8	151.8
Accruals related to pre-existing warranties (including amortization of deferred revenue for extended warranties and changes in estimates)	(37.9)	(34.3)
Settlements made (in cash or in kind)	(139.0)	(118.3)
Balance at September 30	$239.3	$194.2

Both warranty and the short-term portion of extended warranty are included in Accrued liabilities on the Consolidated Condensed Statements of Financial Position. The long-term portion of extended warranty is included in Other liabilities on the Consolidated Condensed Statements of Financial Position.

6.           INCOME TAXES

Current year provision (benefit)

The provision for income taxes for the three months ended September 30, 2007, was a benefit of  $18.3 million or a (67.7%) effective tax rate, compared to an expense of $33.5 million or a 28.15% effective tax rate for the third quarter of 2006. The difference in these amounts is principally due to an overall reduction in taxes caused by a decrease in third quarter pre-tax earnings ($25.9 million). Also, the settlement of a tax audit outside the U.S. during the third quarter of 2007 generated a $13 million benefit. Additionally, during the third quarter of 2007, the Company reduced its expected annual effective tax rate to approximately 20% due to the geographic shift of its worldwide earnings. As a result of this reduction, the Company reduced its full year provision by approximately $11 million. The $11 million benefit is based on the reduced expected annual effective tax rate compared to the previously expected tax rate applied to the Company’s earnings for the first two quarters of 2007.

The provision for income taxes for the nine months ended September 30, 2007, was an expense of $26.2 million or an 11.5% effective tax rate, compared to an expense of $103.8 million or a 29.5% effective tax rate for the nine months ended September 30, 2006. The difference in these expense amounts is principally due to an overall reduction in taxes caused by a decrease in the nine month’s pre-tax earnings ($37.5 million) and a reduction in the estimated effective income tax rate from 2006 to 2007 ($23.7 million), primarily due to a geographic shift of earnings. In addition to the tax audit settlement in the third quarter of 2007 as discussed above, the income tax provision for the nine months ended September 30, 2007, includes benefits of $1.2 million and $4.8 million from adjustments to the Company’s deferred tax assets. The rate for the nine months ended September 30, 2006, included a $2.5 million benefit regarding the settlement of a tax audit.

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

It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the expiration of various statutes of limitations or the conclusion of ongoing tax audits in various jurisdictions around the world. If those events occur within the next 12 months, the Company estimates that its unrecognized tax benefits amount could decrease by an amount in the range of $0 to $20 million, the impact of which would affect the Company’s effective tax rate.

Several tax years are subject to examination by major tax jurisdictions. In the U.S., federal tax years 2004 and after are subject to examination. The Internal Revenue Service is currently auditing tax years 2004 and 2005. In France, tax years 2006 and after are subject to examination. In Switzerland, tax years 2001 and after are subject to examination. In most of the other countries where the Company files income tax returns, 2001 is the earliest tax year that is subject to examination.

7.           STOCKHOLDERS’ EQUITY

In January 2006, the Company received authorization from the board of directors to repurchase an additional $1.0 billion of its Class A Common Stock for a total repurchase authority of $3.9 billion. As of September 30, 2007, there was approximately $0.3 billion of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During the third quarter of 2007, the Company did not repurchase any shares.  During the first nine months of 2007, the Company repurchased approximately 2.7 million shares at a cost of approximately $165 million. As of September 30, 2007, since the inception of the program in April 1996, the Company had repurchased approximately 74.1 million shares for an aggregate cost of approximately $3.6 billion. As of September 30, 2007, the Company had reissued approximately 0.5 million shares of previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million and 16.0 million shares of treasury stock in 2005 and 2006, respectively, the net treasury shares outstanding at September 30, 2007, were 13.6 million.

8.           OTHER COMPREHENSIVE EARNINGS (LOSS)

Comprehensive earnings (loss), net of taxes, consist of the following:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Net earnings	$45.2	$85.6	$201.8	$248.5
Other comprehensive earnings (loss):
Foreign currency translation adjustment	8.4	5.0	12.6	10.3
Cash flow hedging	(0.3)	6.4	(0.7)	(5.5)
Pension or other postretirement benefits	1.5	-	6.2	-
Minimum pension liability adjustment	-	0.1	-	3.4
Net unrealized gain (loss) on marketable securities	0.2	0.4	(0.1)	0.5
Comprehensive earnings	$55.0	$97.5	$219.8	$257.2

Accumulated other comprehensive (loss) earnings consist of the following:

	Foreign Currency Translation Adjustment	Cash Flow Hedges	Pension or Other Postretirement Benefits	Net Unrealized (Loss) Gain on Marketable Securities	Accumulated Other Comprehensive (Loss) Earnings
Balance at 12/31/06	$7.1	$0.7	$(138.7)	$-	$(130.9)
1st Qtr 2007 change	0.7	(0.1)	3.0	0.1	3.7
Balance at 3/31/07	7.8	0.6	(135.7)	0.1	(127.2)
2nd Qtr 2007 change	3.5	(0.3)	1.7	(0.4)	4.5
Balance at 6/30/07	11.3	0.3	(134.0)	(0.3)	(122.7)
3rd Qtr 2007 change	8.4	(0.3)	1.5	0.2	9.8
Balance at 9/30/07	$19.7	$-	$(132.5)	$(0.1)	$(112.9)

9.           EARNINGS PER SHARE (“EPS”)

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Numerator:
Net earnings	$45.2	$85.6	$201.8	$248.5
Denominator:
Weighted average shares used to compute basic EPS	94.9	100.0	95.4	104.5
Effect of dilutive securities -
Employee stock plans	0.3	0.6	0.6	0.5
Weighted average shares used to compute diluted EPS	95.2	100.6	96.0	105.0

Basic net EPS	$0.48	$0.86	$2.12	$2.38
Diluted net EPS	$0.48	$0.85	$2.10	$2.37

Restricted stock units and stock options totaling an additional 11.5 million and 8.0 million shares of Class A Common Stock for the three month periods and 5.7 million and 8.0 million shares of Class A Common Stock for the nine month periods ended September 30, 2007 and 2006, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

10.           EMPLOYEE PENSION AND POSTRETIREMENT PLANS

The components of the net periodic benefit cost for both the pension and postretirement plans for the three month and nine month periods ended September 30, 2007 and 2006, were as follows:

Pension Benefits:	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Service cost	$0.7	$2.0	$2.0	$5.9
Interest cost	10.6	10.6	31.7	31.5
Expected return on plan assets	(12.3)	(12.3)	(36.6)	(36.8)
Amortization of prior service (benefit) cost	-	(0.1)	-	(0.1)
Amortization of net loss	3.7	4.5	11.3	13.0
Settlement, curtailment or special termination losses (gains), net	1.8	3.5	1.8	(5.0)
Net periodic benefit cost	$4.5	$8.2	$10.2	$8.5

Other Postretirement Benefits:	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Service cost	$0.4	$0.5	$1.3	$1.4
Interest cost	0.6	0.7	1.9	1.9
Amortization of prior service (benefit) cost	(1.0)	(1.0)	(3.0)	(2.9)
Amortization of net loss	0.2	0.3	0.6	0.8
Settlement, curtailment or special termination gains, net	-	(0.1)	-	(0.1)
Net periodic benefit cost	$0.2	$0.4	$0.8	$1.1

The $5.1 million Settlement, curtailment or special termination gains, net recognized in the first nine months of 2006 consisted of a $9.9 million pension curtailment gain due to the freezing of plan benefit accruals in the U.S. and $4.8 million of special termination benefit charges related to restructuring activities. See Note 2 for further discussion.

The Company currently expects to contribute approximately $7 million to its pension and other postretirement plans in 2007. As of September 30, 2007, $5.2 million of contributions have been made.

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

The following table includes information about the Company’s reportable segments:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Revenue:
Business	$727.7	$695.7	$2,198.8	$2,097.3
Consumer	467.7	538.9	1,465.4	1,641.6
Total revenue	$1,195.4	$1,234.6	$3,664.2	$3,738.9

Operating income (loss):
Business	$143.0	$146.8	$445.7	$443.1
Consumer	(22.2)	62.2	56.1	195.5
All other	(100.3)	(93.9)	(294.6)	(299.4)
Total operating income (loss)	$20.5	$115.1	$207.2	$339.2

In connection with the 2007 Restructuring Plan, operating income (loss) noted above for the three and nine months ended September 30, 2007, includes restructuring-related charges of $6.2 million in its Consumer segment and $0.4 million in All other.

In connection with the Company’s 2006 actions, operating income (loss) noted above for the three months ended September 30, 2006, included restructuring-related charges of $5.6 million in its Business segment, $4.1 million in its Consumer segment and $0.9 million in All other. For the nine months ended September 30, 2006, operating income (loss) noted above included restructuring-related charges of $27.7 million in its Business segment, $53.8 million in its Consumer segment and $30.7 million in All other. All other operating income also included a $9.9 million pension plan freeze benefit.

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

Copyright fees

Certain countries (primarily in Europe) and/or collecting societies representing copyright owners’ interests have taken action to impose fees on devices (such as scanners, printers and multifunction devices) alleging the copyright owners are entitled to compensation because these devices enable reproducing copyrighted content. Other countries are also considering imposing fees on certain devices. The amount of fees, if imposed, would depend on the number of products sold and the amounts of the fee on each product, which will vary by product and by country. The Company has accrued amounts that it believes are adequate to address the risks related to the copyright fee issues currently pending. The financial impact on the Company, which will depend in large part upon the outcome of local legislative processes, the Company’s and other industry participants’ outcome in contesting the fees and the Company’s ability to mitigate that impact by increasing prices, which ability will depend upon competitive market conditions, remains uncertain. As of September 30, 2007, the Company has accrued approximately $112 million for the pending copyright fee issues, including litigation proceedings, local legislative initiatives and/or negotiations with the parties involved. These accruals are included in Accrued liabilities on the Consolidated Condensed Statements of Financial Position.

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

14.           SUBSEQUENT EVENT

Refer to Note 2 of the Notes to the Consolidated Condensed Financial Statements for discussion of the Company’s 2007 Restructuring Plan.

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

Management believes that other than the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) during the first quarter of 2007, there have been no significant changes during the three and nine months ended September 30, 2007, to the items that were disclosed as critical accounting policies and estimates in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

RESULTS OF OPERATIONS

Operations Overview

Trends

Lexmark believes it is experiencing shrinkage in its installed base of inkjet products and an associated decline in end-user demand for inkjet supplies. The Company sees the potential for continued erosion in end-user inkjet supplies demand due to the reduction in inkjet hardware unit sales reflecting the Company’s decision to focus on more profitable printer placements, a mix shift between cartridges resulting in a higher percentage of moderate use cartridges and the weakness the Company is experiencing in its OEM business. Additionally, Lexmark expects to see continued declines in OEM unit sales, aggressive pricing and promotion activities in the inkjet and laser markets.

For the third quarter of 2007, the Company experienced the following issues in its Consumer segment:
•	On-going declines in inkjet supplies and OEM unit sales.
•	Lower average unit revenues (“AURs”) due to aggressive pricing and promotion.
•	Additional costs in its new products.

As the Company analyzes the situation, it sees the following:
•	Some of its unit sales are not generating adequate lifetime profitability due to lower prices, higher costs and supplies usage below its model.
•	Some markets and channels are on the low-end of the supplies generation distribution curve.
•	Its business is too skewed to the low-end versus the market, resulting in lower supplies generation per unit.

As a result, Lexmark has decided to take the following actions:
•	The Company is working to minimize the unit sales that do not generate an acceptable profit over their life.
•	The Company has decided to more aggressively shift its focus to geographic regions, market segments, and customers that generate higher page usage.

The above actions will entail several initiatives:

•	Investing in research and development and core inkjet technology to better support this higher usage customer set.
•
Optimizing the Company’s marketing and sales initiatives and prioritizing specific markets and channels relative to page generation and lifetime profitability. For the highest priority markets, this will mean a focus on expanding retail and non-retail sales, and associated marketing campaigns. For the lowest priority markets, this will mean less or no retail sales. As a result of this market prioritization and the previously mentioned business optimization, we expect fourth quarter 2007 inkjet unit sales will be down about 30% year-to-year. While the Company’s analysis is not yet complete, its preliminary view is that it would expect about that same percentage of full-year 2007 inkjet unit sales will not be made in 2008.

•
Improving the Company’s cost and expense structure. The Company announced a restructuring plan to reduce its cost and infrastructure, including the closure of one of its inkjet supplies manufacturing facilities in Mexico.

2007 Restructuring Plan

As part of its ongoing efforts to optimize its cost and expense structure, the Company continually reviews its resources in light of a variety of factors. On October 23, 2007, the Company announced a plan (the “2007 Restructuring Plan”) which includes:

•	Closure of one of the Company’s inkjet supplies manufacturing facilities in Mexico, and additional optimization measures at the remaining inkjet facilities in Mexico.

•
Reduction of the Company’s business support cost and expense structure by further consolidating activity globally and expanding the use of shared service centers in lower-cost regions. The areas impacted are supply chain, service delivery, general and administrative expense, as well as marketing and sales support functions.

•	Focusing consumer segment marketing and sales efforts into countries or geographic regions that have the highest supplies usage.

The 2007 Restructuring Plan is expected to impact approximately 1,650 positions by the end of 2008. Most of the impacted positions are being moved to lower-cost countries. The Company expects the 2007 Restructuring Plan will result in pre-tax charges of approximately $55 million, of which $40 million will require cash. The Company expects the 2007 Restructuring Plan to be substantially completed by the end of 2008.

For the three and nine months ended September 30, 2007, the Company accrued $6.6 million of employee termination benefit charges in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits. The employee termination benefit charges are included in Restructuring and other, net on the Consolidated Condensed Statements of Earnings.

The following table presents a rollforward of the liability incurred for employee termination benefits in connection with the 2007 Restructuring Plan.  The liability is included in Accrued liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

	Employee Termination Benefits	Total
Balance at December 31, 2006	$-	$-
Costs incurred	6.6	6.6
Balance at September 30, 2007	$6.6	$6.6

For the three and nine months ended September 30, 2007, the Company accrued employee termination benefit charges of $6.2 million in its Consumer segment and $0.4 million in All other. The Company expects to incur charges related to the 2007 Restructuring Plan of approximately $14 million in its Business segment, approximately $19 million in its Consumer segment and approximately $22 million in All other.

Additionally, beginning in the fourth quarter of 2007, the Company expects to incur additional project costs related to the execution of its 2007 Restructuring Plan. These project costs will be incremental to the Company’s normal operating charges and will be expensed as incurred. Project cost will include such items as compensation costs for overlap staffing, travel expenses, consulting costs and training costs. The Company expects to incur total pre-tax project costs of approximately $35 million resulting in a total of $90 million of expected pre-tax restructuring-related charges and project cost in connection with its 2007 Restructuring Plan. Expected cash payments for the restructuring-related charges and project costs are approximately $75 million.

The Company expects to incur total restructuring-related charges and project costs of approximately $24 million in its Business segment, approximately $29 million in its Consumer segment and approximately $37 million in All other.

Of the total pre-tax restructuring-related charges and project costs of approximately $90 million, approximately $15 million will impact cost of revenue and $75 million will impact operating expense. The 2007 Restructuring Plan (including related projects) are expected to save approximately $40 million in 2008 with approximately 50% benefiting cost of revenue and 50% benefiting operating expense. Annual savings beginning in 2009 are expected to approximate $60 million.

The Company expects to incur an additional $14 million of restructuring-related charges and project costs in the fourth quarter of 2007 in connection with the 2007 Restructuring Plan. Fourth quarter savings from the 2007 Restructuring Plan are expected to be less than $5 million.

Scotland Liquidation

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

For the three months ended September 30, 2006, the Company incurred pre-tax restructuring-related charges and 2006 project costs of $10.6 million and $2.7 million, respectively, related to the 2006 actions. Of the $13.3 million of charges incurred for the three months ended September 30, 2006 related to the 2006 actions, $3.6 million is included in Cost of revenue, $2.2 million in Selling, general and administrative and $7.5 million in Restructuring and other, net on the Company’s Consolidated Condensed Statements of Earnings.

For the nine months ended September 30, 2006, the Company incurred pre-tax restructuring-related charges and 2006 project costs of $102.3 million and $4.1 million, respectively, related to the 2006 actions which were partially offset by a $9.9 million pre-tax pension curtailment gain. Of the $106.4 million of net charges incurred for the nine months ended September 30, 2006, related to the 2006 actions, $38.9 million is included in Cost of revenue, $3.2 million in Selling, general and administrative and $64.3 million in Restructuring and other, net on the Company’s Consolidated Condensed Statements of Earnings.

During 2007, the Company expects to incur approximately $5 million per quarter of additional costs related to the Company’s ongoing efforts in connection with its 2006 actions to reduce operating costs. These project costs will be incremental to the Company’s normal operating charges and will be expensed as incurred. Project cost will include such items as compensation costs for overlap staffing, travel expenses, consulting costs and training costs. For the three and nine months ended September 30, 2007, the Company incurred approximately $8 million and $19 million, respectively, of project costs.

Savings from the 2006 actions have been utilized in 2007 to help mitigate some of the impact from increased research and development, demand generation expenses and the reduction in gross profit due to the negative impact of price, mix and costs.

Operating Results Summary

The following discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements and Notes thereto. The following table summarizes the results of the Company’s operations for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30				Nine Months Ended September 30
	2007		2006		2007		2006
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev
Revenue	$1,195.4	100.0%	$1,234.6	100.0%	$3,664.2	100.0%	$3,738.9	100.0%
Gross profit	332.6	27.8	402.4	32.6	1,125.6	30.7	1,223.9	32.7
Operating expense	312.1	26.1	287.3	23.3	918.4	25.1	884.7	23.6
Operating income	20.5	1.7	115.1	9.3	207.2	5.7	339.2	9.1
Net earnings	45.2	3.8	85.6	6.9	201.8	5.5	248.5	6.6

Current quarter

For the third quarter of 2007, consolidated revenue was $1.2 billion or down 3% year-to-year (“YTY”). Laser and inkjet supplies revenue grew about 1% while laser and inkjet hardware revenue declined 11% YTY. In the Business segment, revenue increased 5% YTY. In the Consumer segment, revenue declined 13% YTY.

For the third quarter of 2007, net earnings decreased 47% from the prior year due to lower operating income partially offset by lower taxes YTY. Net earnings for the third quarter of 2007 include a $13 million tax benefit due to the settlement of a tax audit outside the United States. Net earnings for the third quarter of 2007 also include $6.6 million of pre-tax restructuring-related charges in connection with the 2007 Restructuring Plan and $8.0 million of pre-tax restructuring-related project costs in connection with the 2006 actions. Net earnings for the third quarter of 2006 included $10.6 million and $2.7 million of pre-tax restructuring-related charges and project costs, respectively, in connection with the 2006 actions.

Year to date

For the nine months ended September 30, 2007, consolidated revenue was $3.7 billion or down 2% YTY. Laser and inkjet supplies revenue grew 1% YTY while laser and inkjet hardware revenue declined 7% YTY. In the Business segment, revenue increased 5% YTY. In the Consumer segment, revenue declined 11% YTY.

For the nine months ended September 30, 2007, net earnings decreased 19% from the prior year due to lower operating income partially offset by a lower effective tax rate. Net earnings for the nine months ended September 30, 2007, include $6.6 million of pre-tax restructuring-related charges in connection with the 2007 Restructuring Plan and $18.8 million of pre-tax restructuring-related project costs in connection with the 2006 actions. Net earnings for the nine months ended September 30, 2007, also include a $3.5 million pre-tax gain on the sale of the Rosyth, Scotland facility in the first quarter of 2007 and an $8.1 million pre-tax foreign exchange gain in the second quarter of 2007. Net earnings for the nine months ended September 30, 2006, included $112.2 million and $4.1 million of pre-tax restructuring-related charges and project costs, respectively, and a $9.9 million pre-tax pension curtailment gain in connection with the 2006 actions.

Revenue

For the third quarter of 2007, consolidated revenue decreased 3% YTY. Laser and inkjet supplies revenue grew about 1% as growth in laser supplies was mostly offset by a decline in inkjet supplies. Laser and inkjet hardware revenue declined 11% YTY, as both inkjet and laser hardware revenue decreased YTY.

For the nine months ended September 30, 2007, consolidated revenue decreased 2% YTY. Laser and inkjet supplies revenue grew 1% YTY as growth in laser supplies was mostly offset by a decline in inkjet supplies. Laser and inkjet hardware revenue declined 7% YTY, primarily due to a decline in inkjet units and AURs.

Revenue by market segment

The following table provides a breakdown of the Company’s revenue by market segment:

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2007	2006	% Change	2007	2006	% Change
Business	$727.7	$695.7	5%	$2,198.8	$2,097.3	5%
Consumer	467.7	538.9	(13)	1,465.4	1,641.6	(11)
Total revenue	$1,195.4	$1,234.6	(3)%	$3,664.2	$3,738.9	(2)%

Business segment

During the third quarter of 2007, Business segment revenue increased $32 million or 5% YTY due to growth in laser supplies revenue partially offset by a decline in laser hardware revenue primarily attributable to lower unit shipments. Laser hardware AUR, which reflects the changes in both pricing and mix, increased approximately 1% from the prior year due to a positive mix shift that was partially offset by price declines. Laser hardware unit shipments declined approximately 7% YTY reflecting strong unit growth in the workgroup segments of monochrome lasers, color lasers and laser multifunction products (“MFPs”), more than offset by a decline in low-end lasers.

For the nine months ended September 30, 2007, Business segment revenue increased $102 million or 5% YTY primarily due to growth in laser supplies revenue. Laser hardware AUR was flat YTY and laser hardware unit shipments were down 2% YTY.

Consumer segment

During the third quarter of 2007, Consumer segment revenue declined $71 million or 13% YTY due to decreased inkjet supplies and hardware revenue. Hardware revenue declined YTY due to lower unit shipments and lower AURs. Inkjet hardware unit shipments declined 14% YTY principally due to lower OEM unit shipments. Inkjet hardware AUR declined 6% YTY as a result of continued aggressive pricing and promotion that was partially offset by a positive mix shift to more all-in-ones (“AIOs”).

For the nine months ended September 30, 2007, Consumer segment revenue decreased $176 million or 11% YTY due to decreased inkjet supplies and hardware revenue. Hardware revenue declined YTY due to lower unit shipments and lower AURs. Inkjet hardware unit shipments declined 7% YTY as growth in AIOs, was more than offset by a decline in single function printers. Inkjet hardware AUR decreased 8% YTY as price declines were partially offset by a favorable mix shift to AIOs.

Revenue by geography

The following table provides a breakdown of the Company’s revenue by geography:

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2007	2006	% Change	2007	2006	% Change
United States	$526.0	$563.5	(7)%	$1,579.1	$1,668.3	(5)%
EMEA (Europe, the Middle East & Africa)	424.8	417.8	2	1,352.4	1,333.4	1
Other International	244.6	253.3	(3)	732.7	737.2	(1)
Total revenue	$1,195.4	$1,234.6	(3)%	$3,664.2	$3,738.9	(2)%

For the three and nine months ended September 30, 2007, revenue decreased in the U.S. due to a decline in inkjet revenue.

Gross Profit

The following table provides gross profit information:

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2007	2006	Change	2007	2006	Change
Gross profit dollars	$332.6	$402.4	(17)%	$1,125.6	$1,223.9	(8)%
% of revenue	27.8%	32.6%	(4.8) pts	30.7%	32.7%	(2.0) pts

For the three and nine months ended September 30, 2007, consolidated gross profit and gross profit as a percentage of revenue decreased YTY.

The gross profit margin for the third quarter of 2007 decreased YTY due to a  7.5 percentage point decrease in product margins, principally in inkjet hardware, and a 0.1 percentage point decrease attributable to restructuring-related actions primarily due to increased project costs YTY, partially offset by a 2.8 percentage point favorable mix among products.

The gross profit margin for the nine months ended September 30, 2007, decreased YTY due a 4.7 percentage point decrease in product margins, principally in inkjet hardware, partially offset by a 1.9 percentage point favorable mix among products and a 0.8 percentage point improvement attributable to restructuring-related actions primarily from a reduction in accelerated depreciation charges YTY.

Operating Expense

The following table presents information regarding the Company’s operating expenses during the periods indicated:

	Three Months Ended September 30				Nine Months Ended September 30
	2007		2006		2007		2006
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev
Research and development	$101.2	8.5%	$93.2	7.6%	$303.3	8.3%	$273.8	7.3%
Selling, general & administrative	204.3	17.1	186.6	15.1	608.5	16.6	546.6	14.6
Restructuring and other, net	6.6	0.5	7.5	0.6	6.6	0.2	64.3	1.7
Total operating expense	$312.1	26.1%	$287.3	23.3%	$918.4	25.1%	$884.7	23.6%

For the three and nine months ended September 30, 2007, research and development expenses increased YTY due to the Company’s continued investment to support product and solution development. These continuing investments have led to new products and solutions aimed at targeted growth segments.

For the three and nine months ended September 30, 2007, selling, general and administrative expenses increased YTY as the Company continued to increase spending on marketing and sales activities. For the nine months ended September 30, 2007, demand generation activities, which include the brand development marketing campaign launched in late 2006, increased YTY. The initiative includes a television advertising campaign along with radio and print advertising in targeted geographic and market segments. The Company will continue the increased demand generation activity in 2007 as the Company’s focus continues to be to drive branded hardware growth. Additionally, selling, general and administrative (“SG&A”) expenses for the three and nine months ended September 30, 2007, included $3.9 million and $8.6 million, respectively, of project costs related to the Company’s 2006 actions. Also, SG&A expenses for the nine months ended September 30, 2007, included a $3.5 million gain on the sale of the Company’s Rosyth, Scotland facility in the first quarter of 2007. SG&A expenses for the three and nine months ended September 30, 2006, included $2.2 million and $3.2 million, respectively, of project costs related to the Company’s 2006 actions.

For the three and nine months ended September 30, 2007, the Company incurred $6.6 million of employee termination benefit charges in connection with its 2007 Restructuring Plan. For the three and nine months ended September 30, 2006, the Company incurred $7.5 million and $74.2 million, respectively, of restructuring-related charges in connection with its 2006 actions. Additionally, for the nine months ended September 30, 2006, the Company recognized a $9.9 million pension curtailment gain from its 2006 actions.

Operating Income (Loss)

The following table provides operating income by market segment:

	Three Months Ended September 30				Nine Months Ended September 30
(Dollars in millions)	2007	2006	Change		2007	2006	Change
Business	$143.0	$146.8	(3)%		$445.7	$443.1	1%
% of segment revenue	19.7%	21.1%	(1.4)	pts	20.3%	21.1%	(0.8)	pts
Consumer	(22.2)	62.2	n/a		56.1	195.5	(71)%
% of segment revenue	(4.7)%	11.5%	(16.2)	pts	3.8%	11.9%	(8.1)	pts
All other	(100.3)	(93.9)	(7)%		(294.6)	(299.4)	2%
Total operating income (loss)	$20.5	$115.1	(82)%		$207.2	$339.2	(39)%
% of total revenue	1.7%	9.3%	(7.6)	pts	5.7%	9.1%	(3.4)	pts

For the three months ended September 30, 2007, the decline in consolidated operating income was primarily attributable to decreased gross profit and higher operating expenses as discussed above. For the nine months ended September 30, 2007, the decline in consolidated operating income was primarily attributable to decreased gross profit and higher operating expenses partially offset by a reduction in pre-tax restructuring-related charges and project costs YTY as discussed above.

In connection with the 2007 Restructuring Plan, for the three and nine months ended September 30, 2007, the Company accrued employee termination benefit charges of $6.2 million in its Consumer segment and $0.4 million in All other.

For the three months ended September 30, 2006, the Company incurred restructuring-related charges and project costs of $5.9 million in its Business segment, $4.6 million in its Consumer segment and $2.8 million in All other.

For the nine months ended September 30, 2006, the Company incurred restructuring-related charges and project costs of $28.0 million in its Business segment, $54.9 million in its Consumer segment and $33.4 million in All other. All other operating income also included a $9.9 million pension curtailment gain.

Interest and Other

The following table provides interest and other information:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2007	2006	2007	2006
Interest (income) expense, net	$(5.6)	$(5.2)	$(13.8)	$(17.0)
Other (income) expense , net	(0.8)	1.2	(7.0)	3.9
Total interest and other (income) expense, net	$(6.4)	$(4.0)	$(20.8)	$(13.1)

For the nine months ended September 30, 2007, the Company’s interest income decreased YTY due to a decreased level of cash and marketable securities held by the Company partially offset by higher interest rates in 2007 as compared to 2006. Additionally, during the second quarter of 2007, the Company substantially liquidated the remaining operations of its Scotland entity and recognized an $8.1 million pre-tax gain from the realization of the entity’s accumulated foreign currency translation adjustment generated on the investment in the entity during its operating life.

Provision (Benefit) for Income Taxes

The provision for income taxes for the three months ended September 30, 2007, was a benefit of  $18.3 million or a (67.7%) effective tax rate, compared to an expense of $33.5 million or a 28.15% effective tax rate for the third quarter of 2006. The difference in these amounts is principally due to an overall reduction in taxes caused by a decrease in third quarter pre-tax earnings ($25.9 million). Also, the settlement of a tax audit outside the U.S. during the third quarter of 2007 generated a $13 million benefit. Additionally, during the third quarter of 2007, the Company reduced its expected annual effective tax rate to approximately 20% due to the geographic shift of its worldwide earnings. As a result of this reduction, the Company reduced its full year provision by approximately $11 million. The $11 million benefit is based on the reduced expected annual effective tax rate compared to the previously expected tax rate applied to the Company’s earnings for the first two quarters of 2007.

The provision for income taxes for the nine months ended September 30, 2007, was an expense of $26.2 million or an 11.5% effective tax rate, compared to an expense of $103.8 million or a 29.5% effective tax rate for the nine months ended September 30, 2006. The difference in these expense amounts is principally due to an overall reduction in taxes caused by a decrease in the nine month’s pre-tax earnings ($37.5 million) and a reduction in the estimated effective income tax rate from 2006 to 2007 ($23.7 million), primarily due to a geographic shift of earnings. In addition to the tax audit settlement in the third quarter of 2007 as discussed above, the income tax provision for the nine months ended September 30, 2007, includes benefits of $1.2 million and $4.8 million from adjustments to the Company’s deferred tax assets. The rate for the nine months ended September 30, 2006, included a $2.5 million benefit regarding the settlement of a tax audit.

Net Earnings

For the third quarter of 2007, net earnings decreased 47% from the prior year due to lower operating income partially offset by lower taxes YTY. Net earnings for the third quarter of 2007 include a $13 million tax benefit due to the settlement of a tax audit outside the United States. Net earnings for the third quarter of 2007 also include $6.6 million of pre-tax restructuring-related charges in connection with the 2007 Restructuring Plan and $8.0 million of pre-tax restructuring-related project costs in connection with the 2006 actions. Net earnings for the third quarter of 2006 included $10.6 million and $2.7 million of pre-tax restructuring-related charges and project costs, respectively, in connection with the 2006 actions.

For the nine months ended September 30, 2007, net earnings decreased 19% from the prior year due to lower operating income partially offset by a lower effective tax rate. Net earnings for the nine months ended September 30, 2007, include $6.6 million of pre-tax restructuring-related charges in connection with the 2007 Restructuring Plan and $18.8 million of pre-tax restructuring-related project costs in connection with the 2006 actions. Net earnings for the nine months ended September 30, 2007, also include a $3.5 million pre-tax gain on the sale of the Rosyth, Scotland facility in the first quarter of 2007 and an $8.1 million pre-tax foreign exchange gain in the second quarter of 2007. Net earnings for the nine months ended September 30, 2006, included $112.2 million and $4.1 million of pre-tax restructuring-related charges and project costs, respectively, and a $9.9 million pre-tax pension curtailment gain in connection with the 2006 actions.

Earnings per Share

The following table summarizes basic and diluted net earnings per share:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Basic earnings per share	$0.48	$0.86	$2.12	$2.38
Diluted earnings per share	$0.48	$0.85	$2.10	$2.37

For the three and nine months ended September 30, 2007, the decreases in basic and diluted net earnings per share YTY were attributable to decreased earnings partially offset by the decreases in the average number of shares outstanding, primarily due to the Company’s stock repurchases.

For the three months ended September 30, 2007, both basic and diluted net earnings per share include the tax benefits as discussed above. For the nine months ended September 30, 2007, both basic and diluted net earnings per share include the tax benefits and the Scotland facility and foreign exchange gains as discussed above.

For the three and nine months ended September 30, 2006, both basic and diluted net earnings per share include the restructuring-related charges, project costs and pension curtailment gain as discussed above.

FINANCIAL CONDITION

Lexmark’s financial position remains strong at September 30, 2007, with working capital of $445 million compared to $506 million at December 31, 2006. The decrease in working capital was primarily due to the reclassification of $150 million of senior notes maturing in May 2008 from Long-term debt to Current portion of long-term debt in the second quarter of 2007.

Lexmark had $4 million of outstanding short-term borrowings at September 30, 2007. The Company had no short-term borrowings outstanding at December 31, 2006. The debt to total capital ratio was 12% at September 30, 2007, compared to 13% at December 31, 2006.

The Company had no amounts outstanding under its U.S. trade receivables financing program or its U.S. revolving credit facility at September 30, 2007.

The following table summarizes the results of the Company’s Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30
(Dollars in millions)	2007	2006
Net cash flow provided by (used for):
Operating activities	$352.5	$527.9
Investing activities	(152.9)	213.3
Financing activities	(143.6)	(709.4)
Effect of exchange rate changes on cash	1.9	0.7
Net change in cash and cash equivalents	$57.9	$32.5

The Company’s primary source of liquidity has been cash generated by operations, which totaled $353 million and $528 million for the nine months ended September 30, 2007 and 2006, respectively. Cash from operations generally has been sufficient to allow the Company to fund its working capital needs and finance its capital expenditures during these periods along with the repurchase of approximately $0.2 billion and $0.7 billion of its Class A Common Stock during the nine months ended September 30, 2007 and 2006, respectively. Management believes that cash provided by operations will continue to be sufficient to meet operating and capital needs; however, in the event that cash from operations is not sufficient, the Company has other potential sources of cash through utilization of its trade receivables financing program, revolving credit facility or other financing sources.

Operating activities:

The decrease in cash flows from operating activities from 2006 to 2007 primarily resulted from the decrease in net earnings as well as unfavorable changes of $88 million in accrued liabilities and $71 million in trade receivables. The change noted in accrued liabilities was primarily due to unfavorable changes in restructuring-related accruals of $57 million and income taxes payable of $42 million compared to the prior year. The $71 million change noted in trade receivables is primarily the result of greater collections during the nine months ended September 30, 2006 versus September 30, 2007.  A significantly higher trade receivables balance existed at December 31, 2005 versus December 31, 2006 due to a larger portion of the fourth quarter sales for 2005 occurring in the later part of the quarter.

The Company’s days of sales outstanding were 43 days at September 30, 2007, compared to 38 days at December 31, 2006, and 42 days at September 30, 2006, compared to 43 days at December 31, 2005. The days of sales outstanding are calculated using the quarter-end trade receivables, net of allowances, and the average daily revenue for the quarter.

The Company’s days of inventory were 48 days at September 30, 2007, compared to 44 days at December 31, 2006, and 50 days at September 30, 2006, compared to 38 days at December 31,2005. The days of inventory is calculated using the quarter-end net inventories balance and the average daily cost of revenue for the quarter.

In connection with the 2006 restructuring, the remaining accrued liability balance at September 30, 2007, of $16 million, is expected to be substantially paid out by the end of 2007. These payments will relate primarily to employee termination benefits. Additionally, the Company accrued $7 million in the third quarter of 2007 for the 2007 Restructuring Plan. Refer to Part I, Item 1, Note 2 of the Notes to Consolidated Condensed Financial Statements for additional information.

As of September 30, 2007, the Company had accrued approximately $112 million for pending copyright fee issues, including litigation proceedings, local legislative initiatives and/or negotiations with the parties involved. These accruals are included in Accrued liabilities on the Consolidated Condensed Statements of Financial Position. Refer to Part I, Item 1, Note 12 of the Notes to Consolidated Condensed Financial Statements for additional information.

Investing activities:

The Company increased its marketable securities investments by $31 million and $360 million for the nine months ended September 30, 2007 and 2006, respectively.

For the nine months ended September 30, 2007 and 2006, the Company spent $131 million and $145 million, respectively, on capital expenditures. The capital expenditures for 2007 principally related to new product support, infrastructure support and manufacturing capacity expansion. The Company continues to make significant capital investments in certain manufacturing facilities. It is anticipated that total capital expenditures for 2007 will be approximately $210 million and are expected to be funded through cash from operations.

During the first quarter of 2007, the Company sold its Rosyth, Scotland facility for $8.1 million and recognized a $3.5 million pre-tax gain on the sale.

Financing activities:

The change in the net cash flows from financing activities was driven by the Company’s share repurchase activity.

In January 2006, the Company received authorization from the board of directors to repurchase an additional $1.0 billion of its Class A Common Stock for a total repurchase authority of $3.9 billion. As of September 30, 2007, there was approximately $0.3 billion of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During the third quarter of 2007, the Company did not repurchase any shares.  During the first nine months of 2007, the Company repurchased approximately 2.7 million shares at a cost of approximately $165 million. As of September 30, 2007, since the inception of the program in April 1996, the Company had repurchased approximately 74.1 million shares for an aggregate cost of approximately $3.6 billion. As of September 30, 2007, the Company had reissued approximately 0.5 million shares of previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million and 16.0 million shares of treasury stock in 2005 and 2006, respectively, the net treasury shares outstanding at September 30, 2007, were 13.6 million.

Lexmark has outstanding $150.0 million principal amount of senior notes due May 15, 2008.  A balance of $149.9 million (net of an unamortized discount of $0.1 million) was outstanding at September 30, 2007.

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

At September 30, 2007 and December 31, 2006, there were no receivables or borrowings outstanding under the facility.

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

•
The Company has undertaken cost reduction measures over the last few years in an effort to optimize the Company’s expense structure.  Such actions have included workforce reductions, the consolidation of manufacturing capacity, and the centralization of support functions to shared service centers in each geography. In particular, the Company’s manufacturing and support functions are becoming more heavily concentrated in China and the Philippines. The Company expects to realize cost savings in the future through these actions and may announce future actions to further reduce its worldwide workforce and/or centralize its operations. The risks associated with these actions include potential delays in their implementation, particularly workforce reductions due to regulatory requirements; increased costs associated with such actions; decreases in employee morale and the failure to meet operational targets due to unplanned departures of employees, particularly key employees and sales employees.

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

•
The Company has migrated the infrastructure support of its information technology system and application maintenance functions to new third-party service providers.  The Company is in the process of centralizing certain of its accounting and other finance functions and order-to-cash functions from various countries to shared service centers. The Company is also in the process of reducing, consolidating and moving various parts of its general and administrative resource, supply chain resource, service delivery, and marketing and sales support structure. Many of these processes and functions are moving to lower-cost countries, including China, India and the Philippines. Any disruption in these systems, processes or functions could have a material adverse impact on the Company’s operations, its financial results, its systems of internal controls and its ability to accurately record and report transactions and financial results.

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

•
The European Union has adopted the Waste Electrical and Electronic Equipment Directive (the “Directive”) which requires producers of electrical and electronic goods, including printing devices, to be financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for enacting and implementing the Directive by individual European Union governments was August 13, 2004 (such legislation, together with the Directive, are defined as the “WEEE Legislation”), although extensions were granted to some countries. Producers were to be financially responsible under the WEEE Legislation beginning in August 2005. Similar legislation may be enacted in the future in other jurisdictions as well. The impact of this legislation could adversely affect the Company’s operating results and profitability.

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

•             The Company relies in large part on its international production facilities and international manufacturing partners, many of which are located in China and the Philippines, for the manufacture of its products and key components of its products. Future operating results may be adversely affected by several other factors, including, without limitation, if the Company’s international operations or manufacturing partners are unable to perform or supply products reliably, if there are disruptions in international trade, disruptions at important geographic points of exit and entry, if there are difficulties in transitioning such manufacturing activities among the Company, its international operations and/or its manufacturing partners, or if there arise production and supply constraints which result in additional costs to the Company. The financial failure or loss of a sole supplier or significant supplier of products or key components, or their inability to produce the required quantities, could result in a material adverse impact on the Company’s operating results.  China’s revaluation of its currency to no longer peg its currency to the U.S. dollar may have an adverse impact on the Company’s cost of goods acquired from China, and could have a material adverse impact on the Company’s financial results.

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

•
The Company relies heavily on the health and welfare of its employees and the employees of its manufacturing partners. The widespread outbreak of any form of communicable disease affecting a large number of workers or customers could adversely impact the Company’s operating results.

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

Interest Rates

At September 30, 2007, the fair value of the Company’s senior notes was estimated at $152 million using quoted market prices and yields obtained through independent pricing sources for the same or similar types of borrowing arrangements, taking into consideration the underlying terms of the debt. The fair value of the senior notes exceeded the carrying value as recorded in the Consolidated Condensed Statements of Financial Position at September 30, 2007, by approximately $2 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $0.4 million at September 30, 2007.

The Company has interest rate swaps that serve as a fair value hedge of the Company’s senior notes. The fair value of the interest rate swaps at September 30, 2007, was a liability of $0.5 million. Market risk for the interest rate swaps is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $0.4 million at September 30, 2007.

Foreign Currency Exchange Rates

The Company may utilize foreign currency hedging strategies to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the Company’s functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the Company is exposed include the Euro, the Mexican peso, the British pound, the Philippine Peso, the Australian dollar, and other Asian and South American currencies.  The Company hedges some of its foreign currency exposures with forward contracts, put options, and call options generally with maturity dates of twelve months or less. The potential loss in fair value at September 30, 2007, for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $14 million. This loss would be mitigated by corresponding gains on the underlying exposures.

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

Changes in Internal Control over Financial Reporting

Beginning in the third quarter of 2006 and continuing through the third quarter of 2007, the Company continued its process of centralizing certain of its accounting and other finance functions and order-to-cash functions from various countries to shared service centers. As a result, certain changes in basic processes and internal controls and procedures for day-to-day accounting functions and financial reporting were made. In the second quarter of 2007, the Company migrated the majority of the transaction processing for after-sales service activities in the United States to a new software system. While management believes the changed controls relating to financial reporting are adequate and effective, management is continuing to evaluate and monitor the changes in controls and procedures as processes in each of these areas evolve.

Except for implementing the changes noted above, there has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

There have been no material developments to the legal proceedings previously disclosed in Part I, Item 3 of the Company's 2006 Annual Report on Form 10-K, other than those reported in the Company’s 10-Q for the quarters ended March 31, 2007 and June 30, 2007.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the repurchases of the Company’s Common Stock in the quarter ended September 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
July 1 - 31, 2007	-	$-	-	$295.5
August 1- 31, 2007	-	-	-	295.5
September 1 - 30, 2007	-	-	-	295.5
Total	-	$-	-

(1)
In January 2006, the Company received authorization from the board of directors to repurchase an additional $1.0 billion of its Class A Common Stock for a total repurchase authority of $3.9 billion. As of September 30, 2007, there was approximately $0.3 billion of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During the third quarter of 2007, the Company did not repurchase any shares.  During the first nine months of 2007, the Company repurchased approximately 2.7 million shares at a cost of approximately $165 million. As of September 30, 2007, since the inception of the program in April 1996, the Company had repurchased approximately 74.1 million shares for an aggregate cost of approximately $3.6 billion. As of September 30, 2007, the Company had reissued approximately 0.5 million shares of previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million and 16.0 million shares of treasury stock in 2005 and 2006, respectively, the net treasury shares outstanding at September 30, 2007, were 13.6 million.

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

Lexmark International, Inc.
(Registrant)

November 6, 2007

/s/ Gary D. Stromquist
Gary D. Stromquist
Vice President and Corporate Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibits:

10.1
Amendment No. 4 to Receivables Purchase Agreement, dated as of October 5, 2007, by and among Lexmark Receivables Corporation, as Seller, CIESCO, LLC and Gotham Funding Corporation, as the Investors, Citibank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch ("BTMUFJ"), Citicorp North America, Inc. ("CNAI"), as Program Agent, CNAI and BTMUFJ, as Investor Agents and the Company, as Collection Agent and Originator.

10.2	Amendment No. 5 to Purchase and Contribution Agreement, dated as of October 5, 2007, by and between the Company, as Seller, and Lexmark Receivables Corporation, as Purchaser.

31.1	Certification of Chairman and Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.