Form 10-K
period 2007-12-31
LEXMARK INTERNATIONAL INC /KY/
filed 2008-02-27
CIK 1001288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2007 OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 1-14050

LEXMARK INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1308215 (I.R.S. Employer Identification No.)

One Lexmark Centre Drive 740 West New Circle Road
Lexington, Kentucky (Address of principal executive offices)	40550 (Zip Code)

(859) 232-2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Class A Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
                         (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐     No ☑

The aggregate market value of the shares of voting common stock held by non-affiliates of the registrant was approximately $4.7 billion based on the closing price for the Class A Common Stock on the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 21, 2008, there were outstanding 94,959,172 shares (excluding shares held in treasury) of the registrant’s Class A Common Stock, par value $0.01, which is the only class of voting common stock of the registrant, and there were no shares outstanding of the registrant’s Class B Common Stock, par value $0.01.

Documents Incorporated by Reference

Certain information in the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, is incorporated by reference in Part III of this Form 10-K.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-K
For the Year Ended December 31, 2007

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

Revenue derived from international sales, including exports from the United States of America (“U.S.”), accounts for approximately 57% of the Company’s consolidated revenue, with Europe accounting for approximately two-thirds of international sales. Lexmark’s products are sold in more than 150 countries in North and South America, Europe, the Middle East, Africa, Asia, the Pacific Rim and the Caribbean. This geographic diversity offers the Company opportunities to participate in new markets, provides diversification to its revenue stream and operations to help offset geographic economic trends, and utilizes the technical and business expertise of a worldwide workforce. Currency exchange rates had a material favorable impact on international revenue in 2007. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations — Effect of Currency Exchange Rates and Exchange Rate Risk Management for more information. A summary of the Company’s revenue and long-lived assets by geographic area is found in Part II, Item 8, Note 17 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Market Overview1

Lexmark management believes that the total distributed office and home printing output opportunity was approximately $95 billion in 2007, including hardware, supplies and related services. This opportunity includes printers and multifunction devices as well as a declining base of copiers and fax machines that are increasingly being integrated into multifunction devices. Based on industry analyst information, Lexmark management estimates that this market will grow annually at low- to mid-single digit percentage rates through 2011. Management believes that the integration of print/copy/fax/scan capabilities favors companies like Lexmark due to its experience in providing industry-leading network printing solutions. In general, as the hardcopy industry matures and printer and copier markets converge, management expects competitive pressures to continue.

The Internet is positively impacting the distributed home and office printing market opportunity in several ways. As more information is available over the Internet, and new tools and solutions are being developed to access it, more of this information is being printed on distributed home and office printers. Management believes that an increasing percentage of this distributed output includes color and graphics, which tend to increase supplies usage. Growth in high-speed Internet access to the home is also contributing to increased printing on distributed devices.

The laser product market primarily serves business customers. Laser products can be divided into two major categories — shared workgroup products and lower-priced desktop products. Shared workgroup products are typically attached directly to large workgroup networks, while lower-priced desktop products are attached to personal computers (“PCs”) or small workgroup networks. Both product categories include color and monochrome laser offerings. The shared workgroup products include laser printers and multifunction devices, which typically include high-performance internal network adapters that are easily upgraded to include additional input and output capacity as well as additional memory and storage. Most shared workgroup products also have sophisticated network management tools and some printers include multifunction upgrades that enable copy/fax/scan to network capabilities.

Industry laser printer unit growth in recent years has generally exceeded the growth rate of laser printer revenue due to unit growth in lower-priced desktop color and monochrome laser printers and unit price reductions. Additionally, color and multifunction laser printer units represent a more significant component of laser unit growth. Management believes these trends will continue. The pricing pressure is partially offset by the tendency of customers in the shared workgroup laser market to add higher profit margin optional features including document management solutions, additional memory, paper handling and multifunction capabilities. Pricing pressure is also partially offset by the opportunity to provide business solutions and services to customers who are increasingly looking for assistance to better manage and leverage their document-related costs and output infrastructure.

The inkjet product market is predominantly a consumer market but also includes business users who may choose inkjet products as a lower-priced alternative or supplement to laser products. Also, there is an increasing trend in inkjet products being designed for business purposes such as small office home office (“SOHO”), small business, student and home offices. Additionally, over the past couple years, the number of consumers seeking productivity-related features has driven significant growth in all-in-one (“AIO”) products. Key factors promoting this trend are greater affordability of AIOs containing productivity features like full fax capabilities, automatic document feeders, duplex capabilities and wireless connectivity.

1  Certain information contained in the “Market Overview” section has been obtained from industry sources, public information and other internal and external sources. Data available from industry analysts varies widely among sources. The Company bases its analysis of market trends on the data available from several different industry analysts.

Management believes the combination of business features made for the home will continue to drive AIO growth. Growth in inkjet hardware revenue on an industry basis has been lower than unit growth due to price reductions.

Strategy

Lexmark’s strategy is based on a business model of investing in technology to develop and sell printing solutions, including printers and multifunction products (“MFPs”), with the objective of growing its installed base, which drives recurring supplies sales. Supplies are the profit engine of the business model. Supplies profit then funds new technology investments in products and solutions, which drive the cycle again and again. Management believes that Lexmark has the following strengths related to this business model:

•	First, Lexmark is exclusively focused on distributed home and office network or desktop computer printing and imaging, and related solutions. Management believes that this focus has enabled Lexmark to be more responsive and flexible than competitors at meeting specific customer and channel partner needs.

•	Second, Lexmark internally develops all three of the key print technologies associated with distributed printing, including inkjet, monochrome laser and color laser. The Company’s laser printer technology platform has historically allowed it to be a leader in product price/performance and also build unique capabilities into its products that enable it to offer customized solutions.

•	Third, Lexmark has leveraged its technological capabilities and its commitment to flexibility and responsiveness to build strong relationships with large-account customers and channel partners, including major retail chains, distributors, direct-response catalogers and value-added resellers. Lexmark’s path-to-market includes industry-focused consultative sales and services teams that deliver unique and differentiated solutions to both large accounts and channel partners that sell into the Company’s target industries. Retail-centric teams also have enabled Lexmark to meet the specific needs of major retail channel partners.

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

The Company’s consumer market strategy is to generate demand for Lexmark products by offering competitively-priced products to consumers and businesses primarily through retail channels and original equipment manufacturer (“OEM”) partner arrangements. Lexmark’s goal is to create printing products and innovative solutions that make it easier for consumers and small business owners to create, share and manage information and images. Lexmark continues to invest in brand building efforts that are reflected in its core product offerings, advertising campaigns and public relations efforts, all of which reinforce Lexmark’s value proposition.

Lexmark’s strategy involves the following core strategic initiatives:

•	Expand the penetration of the product segments in which the Company participates. Lexmark is focused on increasing its participation in a number of higher-usage growth segments such as workgroup monochrome lasers, workgroup color lasers, workgroup laser MFPs and non-entry inkjet AIOs.

•	Expand the penetration of the market segments in which the Company participates. Lexmark is driving to expand the Company’s presence in enterprise, SMB and the non-entry segment of the consumer market.

•	Continue to develop Lexmark’s brand awareness and brand positioning. Management believes that its product and market segment initiatives will be aided by improving its brand awareness and brand image with the objective of reaching higher-usage customers that drive supplies sales. To drive these improvements, Lexmark launched a new advertising campaign in 2006 that has continued through 2007. The core message of the campaign highlights the Company’s deep and proven experience helping some of the world’s leading companies to be more productive. In 2007, the campaign also highlighted the industry-leading recognition and awards for its laser product line. Lexmark believes that this campaign will continue to build brand image and awareness, and in the long term will support the execution of its strategic initiatives.

In addition to investments in the Lexmark brand, the successful execution of this strategy involves increased investments in both the Company’s sales force and product and solution development. The Company increased its research and development spending by 9% in 2007, by 10% in 2006 and by 8% in 2005. This investment has led to new products and solutions aimed at targeted growth segments as well as a pipeline of future products.

Because of Lexmark’s exclusive focus on printing solutions, the Company has formed alliances and OEM arrangements to pursue incremental business opportunities through its alliance partners.

The Company’s strategy for dot matrix printers is to continue to offer high-quality products while managing cost to maximize cash flow and profit.

Products

Laser Products

Lexmark offers a wide range of monochrome and color laser printers and MFPs in addition to customized solutions and services designed to help businesses move beyond printing to optimizing their printing environment and improve associated workflow and business processes.

In the monochrome category, the Company offers the Lexmark E series, which includes the Lexmark E120, the Lexmark E250, Lexmark E350 and Lexmark E450 printers. The E250, E350 and E450 combine new printhead technology, an instant warm-up fuser and two-sided printing standard on every model.

The Company continues to offer the Lexmark T640 series, which includes three models designed to support small, medium and large workgroups. All three models have optional paper input and output features, including a stapler and offset stacker. The Company’s monochrome laser printer line extends into the wide format sector of the market with the Lexmark W840, which supports an array of paper handling and finishing options.

In 2007, the Company announced the new Lexmark C780 series and the Lexmark C935dn in the color laser printer category, which serve medium to large workgroups. Lexmark continues to offer the Lexmark C500n and the Lexmark C530 series for small and medium workgroups.

Lexmark’s range of monochrome MFPs begins in the small workgroup category with the Lexmark X340 series and extends to the Lexmark X640 series, which is geared to medium to large workgroups. The Company also offers the Lexmark X850e series of monochrome MFPs that support large departments with wide format printing, finishing, and feature the same color eTask touch screen interface found on the Lexmark X644e and Lexmark X646e models.

In 2007, Lexmark introduced an entire new line of color laser MFPs, featuring five new products. The Lexmark X500n and Lexmark X502n are designed for small businesses and desktop users. The Lexmark X782e, Lexmark X940e and Lexmark X945e are designed for business workgroups and print on a wide variety of documents, including difficult media like heavy card stock and vinyl labels and specialty papers like weather- and fade-resistant outdoor media and oversized banners. All three feature Lexmark’s eTask color touch screen interface, which can be customized to simplify complicated processes to the touch of an icon. This interface drives Lexmark’s industry-specific workflow solutions, which are designed to help customers in industries like retail, banking, health care, government, manufacturing and education improve paper-based processes.

Lexmark is vertically integrated, which gives the Company the ability to quickly respond to unique customer requirements and develop customized solutions to improve workflow. As a result of its insights into the specific processes required within industries, the Company can effectively customize the eTask interface on its MFPs to allow customers to reduce complicated, multi-step processes within these industries to the touch of an icon. The interface can easily be customized to meet each customer’s unique workflow needs.

Also in 2007, the Company announced three new products customized specifically for vertical markets: the Clinical Assistant for health care, the Education Station for K-12 schools and the Legal Partner for law firms. All three are based off the Lexmark X646dte platform and feature workflow solutions on the eTask interface designed specifically to help customers in those industries improve productivity and reduce costs.

Inkjet Products

Lexmark’s inkjet products include various desktop single function and AIO printers that offer print, copy, scan and fax functionality targeted at home users and SOHO users.

As broadband and wireless network penetration continues to increase substantially, Lexmark is meeting the growing demand for new printing products that afford the freedom of mobility. In fact, in 2007, Lexmark has established its wireless leadership by introducing the most affordable line of wireless inkjet products in the market, with products ranging from $79 — $249. This year, Lexmark introduced 11 inkjet products, six of which offer built-in 802.11g wireless connectivity and one that offers wireless connectivity as an option.

Additionally, Lexmark is better meeting the needs of SOHO professionals by offering higher end features such as automatic document feeding and automatic two-sided printing. Professional users also prefer print output with greater permanence. To meet this need, Lexmark offers pigmented ink technology which delivers output that resists fading, highlighting, water and humidity.

Leading the new Lexmark wireless lineup is the Lexmark X6570 Wireless All-in-One, a wireless four-in-one printer geared to SOHO users that includes business-class features such as two-sided printing, fax, a 25-page automatic document feeder for copying and faxing, and photo printing with Lexmark’s pigmented inks. In 2007, Lexmark also introduced the Lexmark X7550 , the Lexmark X4850 and the Lexmark X4550 AIO printers, all of which offer wireless connectivity. At the time of introduction, the Lexmark X4550 was the most affordable three-in-one printer in the inkjet market with built-in wireless capability. In addition, the Company announced the Lexmark X3550 AIO with wireless as an optional feature and continues to offer the Lexmark X9350 wireless AIO.

Lexmark also offers two wireless single-function printers, the Lexmark Z1420 and the Lexmark Z1520 color printers. At the time of introduction, the Z1420 was the most affordable wireless printer in the inkjet market.

For users who do not require wireless printing but need a feature-packed printer that is easy to use, the Company offers the new Lexmark X2500, the Lexmark X5070 and the Lexmark X5495 color AIO printers as well as the Lexmark Z1300 color inkjet printer.

In addition to the growing demand for wireless products, consumer trends in the market include a preference for the robust functionality of AIO printers and a shift away from printing photos at home, reducing the demand for stand-alone photo printing products. For those who want the convenience of photo printing at home, Lexmark offers quality photo printing in all of its inkjet AIOs, with photo features including a Pictbridge port, photo media card slots, flatbed scanner, color LCDs, scan-back proof sheets and optional six color printing.

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

Through its Distributed Fleet Management (“DFM”) services, Lexmark provides large enterprise customers with managed print services, giving them complete visibility and control over their printing environment. These services include asset lifecycle management, consumables management and utilization management. These services can be tailored to meet each customer’s unique needs and give them more extensive knowledge about their printing assets and infrastructure. Lexmark Fleet Manager is an offering for partners who wish to leverage Lexmark’s enterprise infrastructure and capabilities to provide their small and medium business customers with managed print services.

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

The Company’s business printer supplies are generally available at the customer’s preferred point-of-purchase through multiple channels of distribution. Although channel mix varies somewhat depending upon the geography, most of Lexmark’s business supplies products sold commercially in 2007 were sold through the Company’s network of Lexmark-authorized supplies distributors and resellers, who sell directly to end-users or to independent office supply dealers.

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

Lexmark also sells its products through numerous alliances and OEM arrangements. During 2007, 2006 and 2005, one customer, Dell, accounted for $717 million or approximately 14%, $744 million or approximately 15% and $782 million or approximately 15% of the Company’s total revenue, respectively. Sales to Dell are included in both the Business and Consumer segments.

Lexmark launched a new advertising campaign in the third quarter of 2006 that has continued through 2007. The objective of the campaign is to gain broad awareness of the Company’s proven track record of helping world-class companies to be more productive. Management believes that this campaign continues to build brand image and consideration, and in the long term will strengthen its position in the industry as the printing and imaging solutions service provider that makes it easy to get more done.

Economic and Seasonal Trends

Lexmark’s business and results of operations have historically been affected by general economic conditions. From time to time, the Company’s sales may be negatively affected by weak economic conditions in those markets in which the Company sells its products.

The Company experiences some seasonal market trends in the sale of its products and services. For example, sales in the business and consumer market segments are often stronger during the second half of the year and sales in Europe are often weaker in the summer months. Additionally, sales during the first half of the year may also be adversely impacted by market anticipation of seasonal trends such as new product introductions. The impact of these seasonal trends on Lexmark has become less predictable.

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

The distributed printing market is extremely competitive. The distributed laser printing market is dominated by Hewlett-Packard (“HP”), which has a widely-recognized brand name and has been estimated to hold approximately 40% of the market as measured in annual units shipped. With the convergence of traditional printer and copier markets, major laser competitors now include traditional copier companies such as Canon, Ricoh and Xerox. Other laser competitors include Brother, Konica Minolta, Kyocera Mita, Oki and Samsung.

Lexmark’s primary competitors in the inkjet product market are HP, Epson and Canon, who together account for approximately 80% of worldwide inkjet product unit sales. The Company must compete with these same vendors and other competitors, such as Brother and Kodak, for retail shelf space allocated to printers and their associated supplies. Lexmark sees other competitors and the potential for new entrants into the market possibly having an impact on the Company’s growth and market share. The entrance of a competitor that is also focused on printing solutions could have a material adverse impact on the Company’s strategy and financial results.

Refill, remanufactured, clones, counterfeits and other compatible alternatives for some of Lexmark’s cartridges are available and compete with the Company’s supplies business. However, these alternatives generally offer inconsistent quality and reliability. As the installed base of laser and inkjet products matures, the Company expects competitive supplies activity to increase. Historically, the Company has not experienced significant supplies pricing pressure, but if supplies pricing were to come under significant pressure, the Company’s financial results could be materially adversely affected.

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

Lexmark’s manufacturing operations for toner and photoconductor drums are located in Boulder, Colorado and Juarez, Mexico. The Company continues to make significant capital investments in its Juarez, Mexico operation to expand cartridge assembly and selected key component manufacturing capabilities. Laser printer cartridges are assembled by a combination of in-house and third-party contract manufacturing. The manufacturing control center for laser printer supplies is located in Geneva, Switzerland.

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

During 2006 and 2007, the Company continued to execute supplier managed inventory (“SMI”) agreements with its primary suppliers to improve the efficiency of the supply chain. Management believes these SMI agreements improve Lexmark’s supply chain inventory pipeline and supply chain flexibility which enhances responsiveness to our customers. In addition, management believes these agreements improve supplier visibility to product demand and therefore improve suppliers’ timeliness and management of their inventory pipelines. As of December 31, 2007, a significant majority of printers were purchased under SMI agreements. Any impact on future operations would depend upon factors such as the Company’s ability to negotiate new SMI agreements and future market pricing and product costs.

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

Research and Development

Lexmark’s research and development activity is focused on laser and inkjet printers, MFPs, and associated supplies, features, and related technologies. The Company has accelerated its investment in research and development to support new product initiatives and to advance current technologies and expects this to continue. Lexmark’s primary research and development activities are conducted in Lexington, Kentucky; Boulder, Colorado; Cebu City, Philippines; and Kolkata, India. In the case of certain products, the Company may elect to purchase products or key components from third-party suppliers rather than develop them internally.

Lexmark is actively engaged in the design and development of new products and enhancements to its existing products. Its engineering efforts focus on technologies associated with laser, inkjet, connectivity, document management and other customer facing solutions, as well as design features that will increase performance, improve ease of use and lower production costs. Lexmark also develops related applications and tools to enable it to efficiently provide a broad range of services. The process of developing new products is complex and requires innovative designs that anticipate customer needs and technological trends. Research and development expenditures were $404 million in 2007, $371 million in 2006 and $336 million in 2005. The Company must make strategic decisions from time to time as to which technologies will produce products and solutions in market sectors that will experience the greatest future growth. There can be no assurance that the Company can develop the more technologically-advanced products required to remain competitive.

Backlog

Although Lexmark experiences availability constraints from time to time for certain products, the Company generally fills its orders within 30 days of receiving them. Therefore, Lexmark usually has a backlog of less than 30 days at any one time, which the Company does not consider material to its business.

Employees

As of December 31, 2007, of the approximately 13,800 employees worldwide, 3,800 are located in the U.S. and the remaining 10,000 are located in Europe, Canada, Latin America, Asia Pacific, the Middle East and Africa. None of the U.S. employees are represented by a union. Employees in France are represented by a Statutory Works Council.

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

Executive Officers of the Registrant

The executive officers of Lexmark and their respective ages, positions and years of service with the Company are set forth below.

			Years With
Name of Individual	Age	Position	The Company

Paul J. Curlander	55	Chairman and Chief Executive Officer	17
John W. Gamble, Jr.	45	Executive Vice President and Chief Financial Officer	3
Paul A. Rooke	49	Executive Vice President and President of Consumer Printer Division	17
Martin S. Canning	44	Vice President and President of Printing Solutions and Services Division	9
Vincent J. Cole, Esq	51	Vice President, General Counsel and Secretary	17
Jeri L. Isbell	50	Vice President of Human Resources	17
Gary D. Stromquist	52	Vice President and Corporate Controller	17

Dr. Curlander has been a Director of the Company since February 1997. Since April 1999, Dr. Curlander has been Chairman of the Board of the Company. In May 1998, Dr. Curlander was elected President and Chief Executive Officer of the Company. Prior to such time, Dr. Curlander served as President and Chief Operating Officer and Executive Vice President, Operations of the Company.

Mr. Gamble has been Executive Vice President and Chief Financial Officer of the Company since September 2005 when he joined the Company. Prior to joining the Company and since February 2003, Mr. Gamble served as Executive Vice President and Chief Financial Officer of Agere Systems, Inc. (“Agere”). From January 2003 to February 2003, Mr. Gamble served as Senior Vice President and Business Controller of Agere.

Mr. Rooke has been Executive Vice President and President of the Company’s Consumer Printer Division since July 2007. From October 2002 to July 2007, Mr. Rooke served as Executive Vice President and President of the Company’s Printing Solutions and Services Division (“PS&SD”).

Mr. Canning has been Vice President and President of PS&SD since July 2007. Prior to such time and since January 2006, Mr. Canning served as Vice President and General Manager, PS&SD Worldwide Marketing and Lexmark Services and PS&SD North American Sales and Marketing. From August 2002 to January 2006, Mr. Canning served as Vice President and General Manager, PS&SD Worldwide Marketing and Lexmark Services.

Mr. Cole has been Vice President and General Counsel of the Company since July 1996 and Corporate Secretary since February 1996.

Ms. Isbell has been Vice President of Human Resources of the Company since February 2003. From January 2001 to February 2003, Ms. Isbell served as Vice President of Worldwide Compensation and Resource Programs in the Company’s Human Resources department.

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

Lexmark holds a portfolio of approximately 1,350 U.S. patents and approximately 975 pending U.S. patent applications. The Company also holds approximately 2,900 foreign patents and pending patent applications. The inventions claimed in these patents and patent applications cover aspects of the Company’s current and potential future products, manufacturing processes, business methods and related technologies. The Company is developing a portfolio of patents that protects its product lines and offers the possibility of entering into licensing agreements with others.

Lexmark has a variety of intellectual property licensing and cross-licensing agreements with a number of third parties. Certain of Lexmark’s material license agreements, including those that permit the Company to manufacture some of its current products, terminate as to specific products upon certain “changes of control” of the Company.

The Company has trademark registrations or pending trademark applications for the name LEXMARK in approximately 80 countries for various categories of goods and services. Lexmark also owns a number of trademark applications and registrations for various product names. The Company holds worldwide copyrights in computer code and publications of various types. Other proprietary information is protected through formal procedures, which include confidentiality agreements with employees and other entities.

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

The Company’s ability to be successful in shifting its strategy and selling its products into the higher-usage segments of the inkjet market.

•	The Company’s future operating results may be adversely affected if it is unable to successfully develop, manufacture, market and sell products into the geographic and customer and product segments of the inkjet market that support higher usage of supplies.

The Company may experience difficulties in product transitions negatively impacting the Company’s performance and operating results.

•	The introduction of products by the Company or its competitors, or delays in customer purchases of existing products in anticipation of new product introductions by the Company or its competitors and market acceptance of new products and pricing programs, any disruption in the supply of new or existing products as well as the costs of any product recall or increased warranty, repair or replacement costs due to quality issues, the reaction of competitors to any such new products or programs, the life cycles of the Company’s products, as well as delays in product development and manufacturing, and variations in cost, including but not limited to component parts, raw materials, commodities, energy, products, distributors, fuel and variations in supplier terms and conditions, may impact sales, may cause a buildup in the Company’s inventories, make the transition from current products to new products difficult and could adversely affect the Company’s future operating results.

Weak economic conditions could negatively impact sales of the Company’s products and future operating results.

•	Unfavorable global economic conditions may adversely impact the Company’s future operating results. The Company continues to experience some weak markets for its products. Continued softness in certain markets and uncertainty about global economic conditions could result in lower demand for the Company’s products, particularly supplies. Weakness in demand has resulted in intense price competition and may result in excessive inventory for the Company and/or its reseller channel, which may adversely affect sales, pricing, risk of obsolescence and/or other elements of the Company’s operating results. Ongoing weakness in demand for the Company’s hardware products may also cause erosion of the installed base of products over time, thereby reducing the opportunities for supplies sales in the future.

The revenue and profitability of our operations have historically varied, which makes our future financial results less predictable.

•	Our revenue, gross margin and profit vary among our hardware, supplies and services, product groups and geographic markets and therefore will likely be different in future periods than our current results. Overall gross margins and profitability in any given period is dependent upon the hardware/supplies mix, the mix of hardware products sold, and the geographic mix reflected in that period’s revenue. Overall market trends, seasonal market trends, competitive pressures, pricing, commoditization of products, increased component or shipping costs and other factors may result in reductions in revenue or pressure on gross margins in a given period.

The Company’s inability to meet customer product requirements on a cost competitive basis may negatively impact the Company’s operating results.

•	The Company’s future operating results may be adversely affected if it is unable to continue to develop, manufacture and market products that are reliable, competitive, and meet customers’ needs. The markets for laser and inkjet products and associated supplies are aggressively competitive, especially with respect to pricing and the introduction of new technologies and products offering improved features and functionality. In addition, the introduction of any significant new and/or disruptive technology or business model by a competitor that substantially changes the markets into which the Company sells its products or demand for the products sold by the Company could severely impact sales of the Company’s products and the Company’s operating results. The impact of competitive activities on the sales volumes or revenue of the Company, or the Company’s inability to effectively deal with these competitive issues, could have a material adverse effect on the Company’s ability to attract and retain OEM customers, maintain or grow retail shelf space or maintain or grow market share. The competitive pressure to develop technology and products and to increase the Company’s investment in research and development and marketing expenditures also could cause significant changes in the level of the Company’s operating expense.

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

Lexmark’s corporate headquarters and principal development facilities are located on a 374 acre campus in Lexington, Kentucky. At December 31, 2007, the Company owned or leased 8.0 million square feet of administrative, sales, service, research and development, warehouse and manufacturing facilities worldwide. The properties are used by both the Business and Consumer segments of the Company. Approximately 4.6 million square feet is located in the U.S. and the remainder is located in various international locations. The Company’s principal international manufacturing facilities are located in Mexico and the Philippines. The principal domestic manufacturing facility is located in Colorado. The Company leases facilities for development in India and the Philippines. The Company owns approximately 64 percent of the worldwide square footage and leases the remaining 36 percent. The leased property has various lease expiration dates. The Company believes that it can readily obtain appropriate additional space as may be required at competitive rates by extending expiring leases or finding alternative space.

None of the property owned by Lexmark is held subject to any major encumbrances and the Company believes that its facilities are in good operating condition.

Item 3.	LEGAL PROCEEDINGS

On December 30, 2002 (“02 action”) and March 16, 2004 (“04 action”), the Company filed claims against Static Control Components, Inc. (“SCC”) in the U.S. District Court for the Eastern District of Kentucky (the “District Court”) alleging violation of the Company’s intellectual property and state law rights. At various times in 2004, Pendl Companies, Inc. (“Pendl”), Wazana Brothers International, Inc. (“Wazana”) and NER Data Products, Inc. (“NER”), were added as additional defendants to the claims brought by the Company in the 02 action and/or the 04 action. The Company entered into separate settlement agreements with each of NER, Pendl and Wazana pursuant to which the Company released each party, and each party released the Company, from any and all claims, and at various times in May 2007 the District Court entered orders dismissing with prejudice all such litigation. Similar claims in a separate action were filed by the Company in the District Court against David Abraham and Clarity Imaging Technologies, Inc. (“Clarity”) on October 8, 2004. SCC and Clarity have filed counterclaims against the Company in the District Court alleging that the

Company engaged in anti-competitive and monopolistic conduct and unfair and deceptive trade practices in violation of the Sherman Act, the Lanham Act and state laws. SCC has stated in its legal documents that it is seeking approximately $17.8 million to $19.5 million in damages for the Company’s alleged anticompetitive conduct and approximately $1 billion for Lexmark’s alleged violation of the Lanham Act. Clarity has not stated a damage dollar amount. SCC and Clarity are seeking treble damages, attorney fees, costs and injunctive relief. On September 28, 2006, the District Court dismissed the counterclaims filed by SCC alleging that the Company engaged in anti-competitive and monopolistic conduct and unfair and deceptive trade practices in violation of the Sherman Act, the Lanham Act and state laws. On October 13, 2006, SCC filed a Motion for Reconsideration of the District Court’s Order dismissing SCC’s claims, or in the alternative, to amend its pleadings, which the District Court denied on June 1, 2007. On October 13, 2006, the District Court issued an order to stay the action brought against David Abraham and Clarity until a final judgment or settlement are entered into in the consolidated 02 and 04 actions. On June 20, 2007, the District Court Judge ruled that SCC directly infringed one of Lexmark’s patents-in-suit. On June 22, 2007, the jury returned a verdict that SCC did not induce infringement of Lexmark’s patents-in-suit. As to SCC’s defense that the Company has committed patent misuse, in an advisory, non-binding capacity, the jury did find some Company conduct constituted misuse. In the jury’s advisory, non-binding findings, the jury also found that the relevant market was the cartridge market rather than the printer market and that the Company had unreasonably restrained competition in that market. The misuse defense will be decided by the District Court Judge at a later date. A final judgment for the 02 action and the 04 action has not yet been entered by the District Court. SCC filed an appeal of the 02 action and the 04 action with the United States Court of Appeals for the Sixth Circuit Court (“Sixth Circuit”) on November 14, 2007. On December 21, 2007, the Clerk of the Sixth Circuit ordered that SCC show cause why its appeal should not be dismissed for lack of appellate jurisdiction since a final judgment has not been entered by the District Court. On January 18, 2008, SCC amended its civil appeals statement to confine its appeal to orders entered in the 02 action. The question of lack of appellate jurisdiction is pending before the Sixth Circuit.

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

Market Information

Lexmark’s Class A Common Stock is traded on the New York Stock Exchange under the symbol LXK. As of February 21, 2008, there were 1,240 holders of record of the Class A Common Stock and there were no holders of record of the Class B Common Stock. Information regarding the market prices of the Company’s Class A Common Stock appears in Part II, Item 8, Note 18 of the Notes to Consolidated Financial Statements.

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

Issuer Purchases of Equity Securities

				Approximate Dollar
			Total Number of	Value of Shares That
	Total		Shares Purchased as	May Yet Be
	Number of		Part of Publicly	Purchased Under the
	Shares	Average Price Paid	Announced Plans or	Plans or Programs
Period	Purchased	Per Share	Programs	(In Millions) (1)

October 1-31, 2007	—	$—	—	$295.5
November 1-30, 2007	—	—	—	295.5
December 1-31, 2007	—	—	—	295.5

Total	—	$—	—

(1)	In January 2006, the Company received authorization from the board of directors to repurchase an additional $1.0 billion of its Class A Common Stock for a total repurchase authority of $3.9 billion. As of December 31, 2007, there was approximately $0.3 billion of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During 2007, the Company repurchased approximately 2.7 million shares at a cost of approximately $0.2 billion. As of December 31, 2007, since the inception of the program in April 1996, the Company had repurchased approximately 74.1 million shares for an aggregate cost of approximately $3.6 billion. As of December 31, 2007, the Company had reissued approximately 0.5 million shares of previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million and 16.0 million shares of treasury stock in 2005 and 2006, respectively, the net treasury shares outstanding at December 31, 2007, were 13.6 million.

Performance Graph

The following graph compares cumulative total stockholder return on the Company’s Class A Common Stock with a broad performance indicator, the S&P Composite 500 Stock Index, and an industry index, the S&P 500 Information Technology Index, for the period from December 31, 2002, to December 31, 2007. The graph assumes that the value of the investment in the Class A Common Stock and each index were $100 at December 31, 2002, and that all dividends were reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURNS

	12/31/02	12/31/03	12/31/04	12/30/05	12/29/06	12/31/07
Lexmark International, Inc.	$100	$130	$140	$74	$121	$58
S&P 500 Index	100	129	143	150	173	183
S&P 500 Information Technology Index	100	147	151	152	165	192

Source: Standard & Poor’s Compustat

Equity Compensation Plan Information

The following table provides information about the Company’s equity compensation plans as of December 31, 2007:

(Number of Securities in Millions)

	Number of Securities to be		Weighted Average Exercise	Number of Securities
	Issued Upon Exercise of		Price of Outstanding	Remaining Available for Future
	Outstanding Options,		Options, Warrants and	Issuance Under Equity
Plan Category	Warrants and Rights		Rights (1)	Compensation Plans

Equity compensation plans approved by stockholders	11.8	(2)	$68.99	6.5	(3)
Equity compensation plans not approved by stockholders (4)	0.6		47.64	0.3

Total	12.4		$67.82	6.8

(1)	The numbers in this column represent the weighted average exercise price of stock options only.

(2)	As of December 31, 2007, of the approximately 11.8 million awards outstanding under the equity compensation plans approved by stockholders, there were approximately 10.6 million stock options (of which 10,266,000 are employee stock options and 327,000 are nonemployee director stock options), 1.1 million restricted stock units (“RSUs”) and supplemental deferred stock units (“DSUs”) (of which 1,134,000 are employee RSUs and supplemental DSUs and 7,000 are nonemployee director RSUs), and 82,000 elective DSUs (of which 35,000 are employee elective DSUs and 47,000 are nonemployee director elective DSUs) that pertain to voluntary elections by certain members of management to defer all or a portion of their annual incentive compensation and by certain nonemployee directors to defer all or a portion of their annual retainer, chair retainer and/or meeting fees, that would have otherwise been paid in cash.

(3)	Of the 6.5 million shares available, 4.1 million relate to employee plans (of which 2.1 million may be granted as full-value awards), 0.5 million relate to the nonemployee director plan and 1.9 million relate to the employee stock purchase plan.

(4)	Lexmark has only one equity compensation plan which has not been approved by its stockholders, the Lexmark International, Inc. Broad-Based Employee Stock Incentive Plan (the “Broad-Based Plan”). The Broad-Based Plan, which was established on December 19, 2000, provides for the issuance of up to 1.6 million shares of the Company’s common stock pursuant to stock incentive awards (including stock options, stock appreciation rights, performance awards, RSUs and DSUs) granted to the Company’s employees, other than its directors and executive officers. The Broad-Based Plan expressly provides that the Company’s directors and executive officers are not eligible to participate in the Plan. The Broad-Based Plan limits the number of shares subject to full-value awards (e.g., restricted stock units and performance awards) to 50,000 shares. The Company’s board of directors may at any time terminate or suspend the Broad-Based Plan, and from time to time, amend or modify the Broad-Based Plan, but any amendment which would lower the minimum exercise price for options and stock appreciation rights or materially modify the requirements for eligibility to participate in the Broad-Based Plan, requires the approval of the Company’s stockholders. In January 2001, all employees other than the Company’s directors, executive officers and senior managers, were awarded stock options under the Broad-Based Plan. All 0.6 million awards outstanding under the equity compensation plan not approved by stockholders are in the form of stock options.

Item 6.  SELECTED FINANCIAL DATA

The table below summarizes recent financial information for the Company. For further information refer to the Company’s Consolidated Financial Statements and Notes thereto presented under Part II, Item 8 of this Form 10-K.

(Dollars in Millions, Except Per Share Data)

	2007	2006	2005	2004	2003

Statement of Earnings Data:

Revenue	$4,973.9	$5,108.1	$5,221.5	$5,313.8	$4,754.7
Cost of revenue (1)	3,410.3	3,462.1	3,585.9	3,522.4	3,209.6

Gross profit	1,563.6	1,646.0	1,635.6	1,791.4	1,545.1

Research and development	403.8	370.5	336.4	312.7	265.7
Selling, general and administrative (1)	812.8	761.8	755.1	746.6	685.5
Restructuring and other, net (1)	25.7	71.2	10.4	—	—

Operating expense	1,242.3	1,203.5	1,101.9	1,059.3	951.2

Operating income(1)(2)	321.3	442.5	533.7	732.1	593.9
Interest (income) expense, net	(21.2)	(22.1)	(26.5)	(14.5)	(0.4)
Other (income) expense, net (3)	(7.0)	5.3	6.5	0.1	0.8

Earnings before income taxes(1)(2)(3)	349.5	459.3	553.7	746.5	593.5
Provision for income taxes (4)	48.7	120.9	197.4	177.8	154.3

Net earnings (1)(2)(3)(4)	$300.8	$338.4	$356.3	$568.7	$439.2

Diluted net earnings per common share (1)(2)(3)(4)	$3.14	$3.27	$2.91	$4.28	$3.34
Shares used in per share calculation	95.8	103.5	122.3	132.9	131.4
Statement of Financial Position Data:

Working capital	$569.5	$506.0	$935.9	$1,533.2	$1,260.5
Total assets	3,121.1	2,849.0	3,330.1	4,124.3	3,450.4
Total debt	149.9	149.8	149.6	151.0	150.4
Stockholders’ equity	1,278.3	1,035.2	1,428.7	2,082.9	1,643.0

Other Key Data:
Net cash from operations (5)	$564.2	$670.9	$576.4	$775.4	$747.6
Capital expenditures	$182.7	$200.2	$201.3	$198.3	$93.8
Debt to total capital ratio (6)	10%	13%	9%	7%	8%

(1)	Amounts in 2007 include restructuring-related charges and project costs of $52.0 million. Restructuring-related charges of $5.1 million relating to accelerated depreciation on certain fixed assets are included in Cost of revenue. Restructuring-related charges of $25.7 million relating to employee termination benefit charges are included in Restructuring and other, net. Project costs of $11.9 million and $9.3 million are included in Cost of revenue and Selling, general and administrative, respectively.
Amounts in 2006 include the impact of restructuring-related charges and project costs of $125.2 million (net of a $9.9 million pension curtailment gain). Restructuring-related charges of $40.0 million relating to accelerated depreciation on certain fixed assets are included in Cost of revenue. Restructuring-related charges of $81.1 million relating to employee termination benefits and contract termination and lease termination charges and the $9.9 million pension curtailment gain are included in Restructuring and other, net. Project costs of $2.1 million and $11.9 million are included in Cost of revenue and Selling, general and administrative, respectively.
Amounts in 2005 include one-time termination benefit charges of $10.4 million in connection with a workforce reduction.
(2)	Amounts in 2007 and 2006 include $41.3 million and $43.2 million, respectively, of stock-based compensation expense due to the Company’s adoption of SFAS 123R on January 1, 2006.
(3)	Amounts in 2007 include an $8.1 million pre-tax foreign exchange gain realized upon the substantial liquidation of the Company’s Scotland entity.
(4)	Amounts in 2007 include an $18.4 million benefit from the reversal of previously accrued taxes primarily related to the settlement of a tax audit outside the U.S. and $11.2 million of benefits resulting from adjustments to previously recorded taxes.
Amounts in 2006 include a $14.3 million benefit from the reversal of previously accrued taxes related to the finalization of certain tax audits and the expiration of various domestic and foreign statutes of limitations.
Amounts in 2005 include a $51.9 million charge from the repatriation of foreign dividends under the American Jobs Creation Act of 2004.
Amounts in 2004 include a $20.0 million benefit from the resolution of income tax matters.
(5)	Cash flows from investing and financing activities, which are not presented, are integral components of total cash flow activity.
(6)	The debt to total capital ratio is computed by dividing total debt (which includes both short-term and long-term debt) by the sum of total debt and stockholders’ equity.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company is primarily managed along Business and Consumer market segments:

•	The Business market segment primarily sells laser products and serves business customers but also include consumers who choose laser products. Laser products can be divided into two major categories — shared workgroup products and lower-priced desktop products. Lexmark employs large-account sales and marketing teams, closely supported by its development and product marketing teams, to generate demand for its business printing solutions and services. The sales and marketing teams primarily focus on industries such as finance, services, retail, manufacturing, public sector and health care. Lexmark also markets its laser and inkjet products increasingly through SMB teams who work closely with channel partners. The Company distributes and fulfills its laser products primarily through its well-established distributor and reseller network. Lexmark’s products are also sold through solution providers, which offer custom solutions to specific markets, and through direct response resellers.

•	The Consumer market segment predominantly sells inkjet products to consumers but also includes business users who may choose inkjet products as a lower-priced alternative or supplement to laser products for personal desktop use. Also, there is an increasing trend in inkjet products being designed for business purposes such as SOHO, small business, student and home offices. Additionally, over the past couple years, the number of consumers seeking productivity-related features has driven significant growth in AIO products. For the consumer market, Lexmark distributes its branded inkjet products and supplies primarily through retail outlets worldwide. Lexmark’s sales and marketing activities are organized to meet the needs of the various geographies and the size of their markets.

The Company also sells its products through numerous alliances and OEM arrangements.

Refer to Part II, Item 8, Note 17 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s reportable segments, which is incorporated herein by reference.

Operating Results Summary

2007

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

Beginning in the second quarter of 2007, the Company’s Consumer segment experienced on-going declines in inkjet supplies and OEM unit sales, lower average unit revenues (“AURs”) and additional costs in its new products. As the Company has analyzed the situation, it saw that some of its unit sales were not generating adequate lifetime profitability, some markets and channels were on the low-end of the supplies generation distribution curve and its business was too skewed to the low-end versus the market.

As a result, the Company decided to more aggressively shift the Company’s focus to geographic regions, market segments, and customers that generate higher page usage and minimize the unit sales that do not generate an acceptable profit over their life.

The above actions will entail several initiatives:

•	Investing in research and development and core inkjet technology.

•	Optimizing the Company’s marketing and sales initiatives and prioritizing specific markets and channels relative to page generation and lifetime profitability.

•	Improving the Company’s cost and expense structure.

In 2007, Lexmark continued to make progress on its product expansion with the introduction of a new line of color multifunction devices and wireless inkjet products. Lexmark also continued to make progress in brand development with the continuation and evolution of its advertising campaign from 2006. In 2007, the Company experienced strong branded unit growth in workgroup laser devices and high-end inkjets.

2006

During 2006, the Lexmark announced a number of actions in January 2006 that were implemented during that year:

•	The Company implemented a more rigorous process to improve lifetime profitability and payback on inkjet sales.

•	The Company announced a plan to restructure its workforce, consolidate some manufacturing capacity and make certain changes to its U.S. retirement plans.

In 2006, Lexmark continued to make progress on its core strategic initiatives in both product segment expansion and brand development resulting in numerous new product introductions. In 2006, the Company also experienced branded unit growth in its key focus segments with strong growth in low-end monochrome lasers, color lasers, laser MFPs and inkjet AIOs.

Additionally, in late 2006, Lexmark launched the next step in its brand development initiative with the start of a new advertising campaign which the Company continued in 2007.

Refer to the section entitled “RESULTS OF OPERATIONS” that follows for a further discussion of the Company’s results of operations.

Trends and Opportunities

Lexmark management believes that the total distributed office and home printing output opportunity was approximately $95 billion in 2007, including hardware, supplies and related services. This opportunity includes printers and multifunction devices as well as a declining base of copiers and fax machines that are increasingly being integrated into multifunction devices. Based on industry analyst information, Lexmark management estimates that this market will grow annually at low- to mid-single digit percentage rates through 2011.

Market trends driving long-term growth include:

•	Continuing improvement in price/performance points;

•	Increased adoption of color and graphics output in business;

•	Advancements in electronic movement of information, driving more pages to be printed by end users when and where it is convenient to do so;

•	Continued convergence in technology between printers, scanners, copiers and fax machines into single, integrated AIO devices; and

•	Advancements in digital photography driving the opportunity to print digital images on distributed output devices.

As a result of these market trends, Lexmark has growth opportunities in monochrome laser printers, color lasers, laser MFPs and inkjet AIOs.

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

In the inkjet product market, advances in inkjet technology have resulted in products with higher resolution and improved performance while increased competition has led to lower prices. Also, there is an increasing trend in inkjet products being designed for business purposes such as SOHO, small business, student and home offices.

Additionally, over the past couple years, the number of consumers seeking productivity-related features has driven significant growth in AIO products. Key factors promoting this trend are greater affordability of AIOs containing productivity features. Management believes the combination of business features made for the home will continue to drive AIO growth. Growth in inkjet hardware revenue on an industry basis in recent years has been lower than unit growth due to price reductions.

While profit margins on printers and MFPs have been negatively affected by competitive pricing pressure, supplies sales are higher margin and recurring. In general, as the hardcopy industry matures and printer and copier markets converge, management expects competitive pressures to continue.

Lexmark’s dot matrix printers include mature products that require little ongoing investment. The Company expects that the market for these products will continue to decline, and has implemented a strategy to continue to offer high-quality products while managing cost to maximize cash flow and profit.

Challenges and Risks

In recent years, Lexmark and its principal competitors, many of which have significantly greater financial, marketing and/or technological resources than the Company, have regularly lowered prices on printers and are expected to continue to do so.

Other challenges and risks faced by Lexmark include:

•	New product announcements by the Company’s principal competitors can have, and in the past, have had, a material adverse effect on the Company’s financial results.

•	With the convergence of traditional printer and copier markets, major laser competitors now include traditional copier companies.

•	The Company must compete with its larger competitors for retail shelf space allocated to printers and their associated supplies.

•	The Company sees other competitors and the potential for new entrants into the market possibly having an impact on the Company’s growth and market share.

•	Historically, the Company has not experienced significant supplies pricing pressure, but if supplies pricing was to come under significant pressure, the Company’s financial results could be materially adversely affected.

•	Refill, remanufactured, clones, counterfeits and other compatible alternatives for some of the Company’s cartridges are available and compete with the Company’s supplies business. As the installed base of laser and inkjet products matures, the Company expects competitive supplies activity to increase.

•	Lexmark expects that as it competes with larger competitors, the Company’s increased market presence may attract more frequent challenges, both legal and commercial, including claims of possible intellectual property infringement.

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

Strategy and Initiatives

Lexmark’s strategy is based on a business model of investing in technology to develop and sell printing solutions, including printers and MFPs, with the objective of growing its installed base, which drives recurring supplies sales. Management believes that Lexmark has the following strengths related to this business model:

•	Lexmark is exclusively focused on distributed home and office network or desktop computer printing and imaging, and related solutions.

•	Lexmark internally develops all three of the key print technologies associated with distributed printing, including inkjet, monochrome laser and color laser.

•	Lexmark has leveraged its technological capabilities and its commitment to flexibility and responsiveness to build strong relationships with large-account customers and channel partners.

Lexmark’s strategy involves the following core strategic initiatives:

•	Shift the Consumer market strategy to focus on customers, markets and channels that drive higher page generation and supplies;

•	Leverage the Company’s unique strengths in the Business market segment to grow workgroup devices; and

•	Continue to develop Lexmark’s brand awareness and brand positioning.

In addition to investments in the Lexmark brand, the successful execution of this strategy involves increased investments in both the Company’s sales force and product and solution development. The Company increased its research and development spending by 9% in 2007, by 10% in 2006 and by 8% in 2005. This investment has led to new products and solutions aimed at targeted growth segments as well as a pipeline of future products.

The Company’s strategy for dot matrix printers is to continue to offer high-quality products while managing cost to maximize cash flow and profit.

Refer to the section entitled “Strategy” in Item 1, which is incorporated herein by reference, for a further discussion of the Company’s strategies and initiatives.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Lexmark’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, doubtful accounts, inventories, stock-based compensation, income taxes, warranty obligations, copyright fees, restructurings, pension and other postretirement benefits, and contingencies and litigation. Lexmark bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Restructuring

Lexmark records a liability for a cost associated with an exit or disposal activity at its fair value in the period in which the liability is incurred, except for liabilities for certain employee termination benefit charges that are accrued over time. Employee termination benefits associated with an exit or disposal activity are accrued when the obligation is probable and estimable as a postemployment benefit obligation when local statutory requirements stipulate minimum involuntary termination benefits or, in the absence of local statutory requirements, termination benefits to be provided are similar to benefits provided in prior restructuring activities. Specifically for termination benefits under a one-time benefit arrangement, the timing of recognition and related measurement of a liability depends on whether employees are required to render service until they are terminated in order to receive the termination benefits and, if so, whether employees will be retained to render service beyond a minimum retention period. For employees who are not required to render service until they are terminated in order to receive the termination benefits or employees who will not provide service beyond the minimum retention period, the Company records a liability for the termination benefits at the communication date. If employees are required to render service until they are terminated in order to receive the termination benefits and will be retained to render service beyond the minimum retention period, the Company measures the liability for termination benefits at the communication date and recognizes the expense and liability ratably over the future service period. For contract termination costs, Lexmark records a liability for costs to terminate a contract before the end of its term when the Company terminates the agreement in accordance with the contract terms or when the Company ceases using the rights conveyed by the contract. The Company records a liability for other costs associated with an exit or disposal activity in the period in which the liability is incurred. Once Company management approves an exit or disposal activity, the Company closely monitors the expenses that are reported in association with the activity.

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

Pension and Other Postretirement Plans

The Company’s pension and other postretirement benefit costs and obligations are dependent on various actuarial assumptions used in calculating such amounts. The non-U.S. pension plans are not significant and use economic assumptions similar to the U.S. pension plan. Significant assumptions the Company must review and set annually related to its pension and other postretirement benefit obligations are:

•	Expected long-term return on plan assets — based on long-term historical actual asset return information, the mix of investments that comprise plan assets and future estimates of long-term investment returns by reference to external sources.

•	Discount rate — reflects the rates at which benefits could effectively be settled and is based on current investment yields of high-quality fixed-income investments. The Company uses a yield-curve approach to determine the assumed discount rate in the U.S. based on the timing of the cash flows of the expected future benefit payments.

•	Rate of compensation increase — based on the Company’s long-term plans for such increases. Effective April 2006, this assumption is no longer applicable to the U.S. pension plan due to the benefit accrual freeze in connection with the Company’s 2006 restructuring actions.

Differences between actual and expected asset returns on equity investments are recognized in the calculation of net periodic benefit cost over five years. The deferred amounts resulting from this averaging process would have reduced 2007 pension expense by approximately $6 million for US plans and are not expected to have a significant effect on the Company’s results of operations for 2008.

Actual results that differ from assumptions that fall outside the “10% corridor”, as defined by SFAS No. 87, Employers’ Accounting for Pensions, are accumulated and amortized over the estimated future service period of active plan participants. For 2007, a 25 basis point change in the assumptions for asset return and discount rate would not have had a significant impact on the Company’s results of operations.

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

RESULTS OF OPERATIONS

Operations Overview

Key Messages

Lexmark is focused on driving long-term performance by strategically investing in technology, demand generation and brand development to enable the Company to profitably capture supplies in high page-growth segments of the distributed printing market.

•	The Business market segment strategy is focused on growth in higher page-generating workgroup class lasers including monochrome and color laser printers and MFPs. During 2007, the Company experienced double-digit unit growth in its branded workgroup and laser MFP units and growth in laser supplies.

•	The Company is aggressively shifting its focus in the Consumer market segment to geographic regions, product segments, and customers that generate higher page usage. This strategy shift will increase the Company’s focus on higher priced, higher usage devices, customers and countries and will accelerate its investments to better meet the needs of those customers and product segments. The Company’s initiative in wireless inkjets is a part of the strategic shift and although wireless is a small part of the overall inkjet market, the Company believes it’s the fastest growing part of the market and it has already captured some significant market share.

Lexmark is taking actions to improve its cost and expense structure including continuing to implement a restructuring of its business to lower its cost and better allow it to fund these strategic initiatives.

Lexmark continues to maintain a strong financial position with good cash generation and a solid balance sheet, which positions it to invest in the future of the business and compete effectively even during challenging times.

2007 Business Factors

Business segment

During 2007, Lexmark continued its investments in the Business market segment through new products and technology. The Company expects these investments to produce a steady stream of new products. Lexmark continued to make progress on its product expansion initiative with the introduction of a new line of color multifunction devices.

Lexmark continued to make progress on its brand development initiative with the continuation and evolution of its advertising campaign from 2006. The Company continued its investment in the expansion of managed print services and industry sales initiatives. Lexmark also made a significant investment in its enterprise sales force in 2007 to improve its coverage and expand the reach of its solutions and services proposition.

The focus of all of these Business market investments is to drive workgroup laser growth and page generation.

Consumer segment

Lexmark believes it is experiencing shrinkage in its installed base of inkjet products and an associated decline in end-user demand for inkjet supplies. The Company sees the potential for continued erosion in end-user inkjet supplies demand due to the reduction in inkjet hardware unit sales reflecting the Company’s decision to focus on more profitable printer placements, a mix shift between cartridges resulting in a higher percentage of moderate use cartridges and the weakness the Company is experiencing in its OEM business. Additionally, Lexmark expects to see continued declines in OEM unit sales and aggressive pricing and promotion activities in the inkjet and laser markets.

Beginning in the second quarter of 2007, the Company experienced the following issues in its Consumer segment:

•	On-going declines in inkjet supplies and OEM unit sales.

•	Lower average unit revenues due to aggressive pricing and promotion.

•	Additional costs in its new products.

As the Company analyzed the situation, it saw the following:

•	Some of its unit sales were not generating adequate lifetime profitability due to lower prices, higher costs and supplies usage below its model.

•	Some markets and channels were on the low-end of the supplies generation distribution curve.

•	Its business was too skewed to the low-end versus the market, resulting in lower supplies generation per unit.

As a result, Lexmark decided to take the following actions:

•	The Company has decided to more aggressively shift its focus to geographic regions, market segments and customers that generate higher page usage.

•	The Company is working to minimize the unit sales that do not generate an acceptable profit over their life.

The above actions will entail several initiatives:

•	Investing in research and development and core inkjet technology to better support this higher usage customer set.

•	Optimizing the Company’s marketing and sales initiatives and prioritizing specific markets and channels relative to page generation and lifetime profitability. For the highest priority markets, this will mean a focus on expanding retail and non-retail sales, and associated marketing campaigns. For the lowest priority markets, this will mean less or no retail sales. As a result of this market prioritization and the previously mentioned business optimization, the Company estimates that approximately 30% of its full-year 2007 inkjet unit sales will not be anniversaried in 2008.

•	Improving the Company’s cost and expense structure. The Company announced a restructuring plan (“the 2007 Restructuring Plan”) to reduce its cost and infrastructure, including the closure of one of its inkjet supplies manufacturing facilities in Mexico and additional optimization measures at the remaining inkjet facilities in Mexico and the Philippines. See “Restructuring-related Charges, Project Costs and Other” that follows for further discussion.

2006 Business Factors

To improve profitability and the Company’s cost and expense structure, Lexmark announced a number of actions in January 2006 that were implemented during that year:

•	The Company implemented a more rigorous process to improve lifetime profitability and payback on inkjet sales which resulted in a reduction of approximately 20% of its worldwide inkjet business.

•	The Company announced a plan (collectively referred to as the “2006 actions”) to restructure its workforce, to consolidate some supplies manufacturing capacity, to reduce costs and expenses in the areas of supply chain, general and administrative expense, as well as marketing and sales support functions and to make certain changes to its U.S. retirement plans. Except for approximately 100 positions that were eliminated in 2007, the restructuring-related activities related to the 2006 actions were substantially completed at the end of 2006.

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

Additionally, in late 2006, Lexmark launched the next step in its brand development initiative with the start of a new television advertising campaign along with radio, print and outdoor advertising in targeted geographic and market segments. This integrated campaign highlights Lexmark’s deep and proven experience serving 75% of the top banks, retailers and pharmacies while highlighting the opportunity for small and medium businesses and consumers to benefit from our business class expertise. The Company continued this campaign in 2007 as Lexmark’s focus is to drive branded unit growth in its key growth segments.

Operating Results Summary

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto. The following table summarizes the results of the Company’s operations for the years ended December 31, 2007, 2006 and 2005:

	2007		2006		2005

(Dollars in Millions)	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev
Revenue	$4,973.9	100%	$5,108.1	100%	$5,221.5	100%
Gross profit	1,563.6	31%	1,646.0	32%	1,635.6	31%
Operating expense	1,242.3	25%	1,203.5	24%	1,101.9	21%
Operating income	321.3	6%	442.5	9%	533.7	10%
Net earnings	300.8	6%	338.4	7%	356.3	7%

During 2007, total revenue was $5.0 billion or down 3% from 2006. Laser and inkjet supplies revenue increased 1% year-to-year (“YTY”) while laser and inkjet hardware revenue decreased 10% YTY. In the Business segment, revenue increased 5% YTY while revenue in the Consumer segment decreased 12% YTY.

During 2006, total revenue was $5.1 billion or down 2% from 2005. Laser and inkjet supplies revenue increased 3% YTY while laser and inkjet hardware revenue decreased 8%YTY. In the Business segment, revenue increased 3% YTY while revenue in the Consumer segment decreased 8% YTY.

Net earnings for the year ended December 31, 2007, decreased 11% from the prior year primarily due to lower operating income partially offset by a lower effective tax rate. Net earnings in 2007 included $30.8 million of pre-tax restructuring-related charges in connection with the 2007 Restructuring Plan.

Additionally, during 2007, the Company incurred incremental charges related to the execution of its 2007 Restructuring Plan and its 2006 actions (collectively referred to as “project costs”). Net earnings in 2007 included $21.2 million (net of a $3.5 million pre-tax gain on the sale of the Rosyth, Scotland facility) of these pre-tax project costs. See “Restructuring-related Charges, Project Costs and Other” that follows for further discussion. Net earnings in 2007 also included an $8.1 million pre-tax foreign exchange gain realized upon the substantial liquidation of the Company’s Scotland entity, an $18 million tax benefit primarily related to the settlement of a tax audit outside the U.S. and an $11 million tax benefit resulting from adjustments to previously recorded taxes.

Net earnings for the year ended December 31, 2006, decreased 5% from the prior year primarily due to lower operating income partially offset by a lower effective tax rate. Net earnings in 2006 included $135.1 million of pre-tax restructuring-related charges and project costs, a $9.9 million pre-tax pension curtailment gain and a $14.3 million income tax benefit from the reversal of previously accrued taxes related to the finalization of certain tax audits and the expiration of various domestic and foreign statutes of limitation. Net earnings in 2005 included increased income tax expense of $51.9 million resulting from the repatriation of foreign dividends during 2005 and $10.4 million of one-time pre-tax termination benefit charges related to a 2005 workforce reduction plan.

Additionally, for the years ended December 31, 2007 and 2006, the Company incurred pre-tax stock-based compensation expense under SFAS 123R of $41.3 million and $43.2 million, respectively. The Company recorded pre-tax compensation expense of $2.9 million in 2005 related to its stock incentive plans prior to the adoption of SFAS 123R.

Revenue

The following tables provide a breakdown of the Company’s revenue by product category, hardware unit shipments and market segment:

Revenue by product:

(Dollars in Millions)	2007	2006	% Change	2006	2005	% Change
Laser and inkjet printers	$1,498.3	$1,663.0	(10)%	$1,663.0	$1,799.4	(8)%
Laser and inkjet supplies	3,248.6	3,211.6	1%	3,211.6	3,117.2	3%
Other	227.0	233.5	(3)%	233.5	304.9	(23)%

Total revenue	$4,973.9	$5,108.1	(3)%	$5,108.1	$5,221.5	(2)%

Unit shipments:

(Units in Millions)	2007	2006	2005
Laser units	2.1	2.1	2.0
Inkjet units	12.1	14.7	18.4

During 2007, laser and inkjet supplies revenue increased 1% YTY as good growth in laser supplies was mostly offset by a decline in inkjet supplies. Laser and inkjet hardware revenue decreased 10% primarily due to a decline in inkjet units.

During 2006, laser and inkjet supplies revenue increased 3% YTY as good growth in laser supplies was partially offset by a decline in inkjet supplies. Laser and inkjet hardware revenue decreased 8% with growth in laser hardware units more than offset by the decline in inkjet hardware units.

During 2007, 2006 and 2005, one customer, Dell, accounted for $717 million or approximately 14%, $744 million or approximately 15% and $782 million or approximately 15%, of the Company’s total revenue, respectively. Sales to Dell are included in both the Business and Consumer segments.

Revenue by market segment:

(Dollars in Millions)	2007	2006	% Change	2006	2005	% Change
Business	$2,999.2	$2,869.1	5%	$2,869.1	$2,774.8	3%
Consumer	1,974.7	2,239.0	(12)%	2,239.0	2,446.7	(8)%

Total revenue	$4,973.9	$5,108.1	(3)%	$5,108.1	$5,221.5	(2)%

Business segment

During 2007, revenue in the Business segment increased $130 million or 5% compared to 2006 due to growth in laser supplies revenue partially offset by a decline in laser hardware revenue. Laser hardware unit shipments decreased approximately 3% YTY reflecting strong unit growth in laser MFPs and branded workgroup printers which was more than offset by a decline in low-end monochrome lasers. Laser hardware AUR, which reflects the changes in both pricing and mix, increased approximately 1% YTY due to the positive mix shift.

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

Consumer segment

During 2007, revenue in the Consumer segment decreased $264 million or 12% compared to 2006 due to decreased inkjet hardware and supplies revenue. Hardware revenue declined YTY due to lower unit shipments and lower AURs. Inkjet hardware unit shipments declined 18% YTY principally due to declines in OEM units and the Company’s decision to prioritize certain markets, segments and customers and to reduce or eliminate others. Units were also impacted by the Company’s decision to focus on more profitable printer placements in every geography. Inkjet hardware AUR decreased 3% YTY as price declines were partially offset by a favorable mix shift to AIOs.

During 2006, revenue in the Consumer segment decreased $208 million or 8% compared to 2005 primarily due to decline in inkjet hardware units. Inkjet unit shipments decreased approximately 20% YTY. Inkjet hardware AUR increased approximately 2% YTY as a favorable product mix shift to AIOs was partially offset by price declines.

Revenue by geography:

The following table provides a breakdown of the Company’s revenue by geography:

(Dollars in Millions)	2007	2006	% Change	2006	2005	% Change
United States	$2,140.3	$2,245.3	(5)%	$2,245.3	$2,360.5	(5)%
EMEA (Europe, the Middle East & Africa)	1,827.2	1,843.1	(1)%	1,843.1	1,853.8	(1)%
Other International	1,006.4	1,019.7	(1)%	1,019.7	1,007.2	1%

Total revenue	$4,973.9	$5,108.1	(3)%	$5,108.1	$5,221.5	(2)%

During 2007, revenue decreased in all geographies primarily due to the previously-mentioned decline in Consumer segment revenues. Currency exchange rates did have a material favorable impact on revenue in Europe and Other International geographies during 2007.

During 2006, revenue decreased in the U.S. primarily due to the decline in inkjet hardware units. Currency exchange rates did not have a material impact on revenue in Europe and Other International geographies during 2006.

Gross Profit

The following table provides gross profit information:

(Dollars in Millions)	2007	2006	Change	2006	2005	Change
Gross profit dollars	$1,563.6	$1,646.0	(5)%	$1,646.0	$1,635.6	1%
% of revenue	31.4%	32.2%	(0.8)pts	32.2%	31.3%	0.9pts

During 2007, consolidated gross profit and gross profit as a percentage of revenue decreased when compared to the prior year. The change in the gross profit margin over the prior period was primarily due to a 4.2 percentage point decrease in product margins, principally in inkjet hardware, partially offset by a 3.0 percentage point favorable mix shift among products, primarily driven by less inkjet hardware revenue and a 0.4 percentage point improvement attributable to restructuring-related actions primarily from a reduction in accelerated depreciation charges YTY. Gross profit in 2007 included $5.1 million of restructuring-related charges and $11.9 million of project costs in connection with its restructuring activities. See “Restructuring-related Charges, Project Costs and Other” that follows for further discussion.

During 2006, consolidated gross profit and gross profit as a percentage of revenue increased when compared to the prior year. The change in the gross profit margin over the prior period was primarily due to a 3.3 percentage point favorable mix shift among products, mostly from a decrease in the percentage of inkjet hardware and an increase in laser supplies, partially offset by a decrease in hardware margins in both inkjet and lasers. Gross profit in 2006 also included $42.1 million (or a 0.8 percentage point impact) of restructuring-related charges, primarily relating to accelerated depreciation, and project costs. See “Restructuring-related Charges, Project Costs and Other” that follows for further discussion.

During 2006 and 2007, the Company continued efforts begun in 2002 to execute supplier managed inventory (“SMI”) agreements with its primary suppliers to improve the efficiency of the supply chain. In instances where a non-cancelable commitment is made to purchase product at a cost greater than the expected sales price, the Company’s accounting policy is to recognize a liability and related expense for future losses. Management believes these SMI agreements improve Lexmark’s supply chain inventory pipeline and supply chain flexibility which enhances responsiveness to our customers. In addition, management believes these agreements improve supplier visibility to product demand and therefore improve suppliers’ timeliness and management of their inventory pipelines. During 2005, several products transitioned to SMI agreements that were not previously under such agreements. The pre-tax benefit in 2005 to the Company of this transition was approximately $49 million which was reflected as lower adverse purchase commitment charges. As of December 31, 2005, the significant majority of major printer suppliers were under new SMI agreements. There was no measurable benefit of products transitioning to SMI agreements in 2006 and 2007. As of December 31, 2007, a significant majority of printers were purchased under SMI agreements. Any impact on future operations would depend upon factors such as the Company’s ability to negotiate new SMI agreements and future market pricing and product costs.

Operating Expense

The following table presents information regarding the Company’s operating expenses during the periods indicated:

	2007		2006		2005
(Dollars in Millions)	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev
Research and development	$403.8	8.1%	$370.5	7.3%	$336.4	6.4%
Selling, general & administrative	812.8	16.4%	761.8	14.9%	755.1	14.5%
Restructuring and other, net	25.7	0.5%	71.2	1.4%	10.4	0.2%

Total operating expense	$1,242.3	25.0%	$1,203.5	23.6%	$1,101.9	21.1%

Research and development increased in 2007 and 2006 compared to the prior year due to the Company’s continued investment to support product and solution development. These continuing investments have led to new products and solutions aimed at targeted growth segments.

Selling, general and administrative (“SG&A”) expenses in 2007 increased YTY as the Company continued to increase spending on marketing and sales activities. During 2007, demand generation activities, which include the brand development marketing campaign launched in late 2006, increased YTY. The initiative includes a television advertising campaign along with radio and print advertising in targeted geographic and market segments. Additionally, SG&A expenses in 2007 included $9.3 million of project costs (net of a $3.5 million pre-tax gain on the sale of the Rosyth, Scotland facility). SG&A expenses in 2006 included $11.9 million of project costs related to the 2006 actions. See “Restructuring-related Charges, Project Costs and Other” that follows for further discussion. SG&A expenses in 2007 and 2006 also included $31.7 million and $30.3 million of stock-based compensation expense due to the Company’s adoption of SFAS 123R.

Restructuring and other, net, in 2007 included $25.7 million of restructuring-related charges in connection with the 2007 Restructuring Plan. Restructuring and other, net, in 2006 included $81.1 million of restructuring-related charges for the 2006 restructuring plan partially offset by a $9.9 million pension curtailment gain. In 2005, the Company incurred $10.4 million of one-time termination benefit charges related to the 2005 workforce reduction. See “Restructuring-related Charges, Project Costs and Other” that follows for further discussion.

Operating Income (Loss)

The following table provides operating income by market segment:

(Dollars in Millions)	2007	2006	Change		2006	2005	Change

Business	$612.0	$600.1	2%		$600.1	$661.0	(9)%
% of segment revenue	20.4%	20.9%	(0.5	)pts	20.9%	23.8%	(2.9	)pts
Consumer	93.4	246.0	(62)%		$246.0	232.1	6%
% of segment revenue	4.7%	11.0%	(6.3	)pts	11.0%	9.5%	1.5	pts
All other	(384.1)	(403.6)	5%		$(403.6)	(359.4)	(12)%

Total operating income (loss)	$321.3	$442.5	(27)%		$442.5	$533.7	(17)%
% of total revenue	6.5%	8.7%	(2.2	)pts	8.7%	10.2%	(1.5	)pts

For the year ended December 31, 2007, the decrease in consolidated operating income was due to decreased gross profits and higher operating expenses partially offset by a reduction in restructuring-related charges and project costs YTY as discussed above. Operating income for the Business segment increased YTY as higher gross profits, reflecting increased supplies revenue, were partially offset by higher operating expense, reflecting higher marketing and sales and product development investments. Operating income for the Consumer segment decreased YTY due to lower supplies revenue, lower product margins and increased operating expenses.

For the year ended December 31, 2006, the decrease in consolidated operating income was due to increased operating expenses partially offset by increased gross profits. Operating income for the Business segment decreased due to lower gross profits, the impact of restructuring-related charges and project costs and the increased investment in research and development. Operating income for the Consumer segment increased due to increased gross profits partially offset by the impact of restructuring-related charges and project costs.

During 2007, the Company incurred total pre-tax restructuring-related charges and project costs of $12.1 million in its Business segment, $12.2 million in its Consumer segment and $27.7 million in All other. During 2006, the Company incurred restructuring-related charges and project costs of $35.9 million in its Business segment, $57.2 million in its Consumer segment and $42.0 million in All other. All other operating income in 2006 also included a $9.9 million pension curtailment gain. During 2005, the Company incurred one-time termination benefit charges of $10.4 million related to a workforce reduction plan. For the $10.4 million of one-time termination benefit charges, the Company recorded $6.5 million in its Business segment, $2.6 million in its Consumer segment and $1.3 million in All other. See “Restructuring-related Charges, Project Costs and Other” that follows for further discussion.

Interest and Other

The following table provides interest and other information:

(Dollars in Millions)	2007	2006	2005

Interest (income) expense, net	$(21.2)	$(22.1)	$(26.5)
Other expense (income), net	(7.0)	5.3	6.5

Total interest and other (income) expense, net	$(28.2)	$(16.8)	$(20.0)

Total interest and other (income) expense, net, was income of $28 million in 2007 compared to income of $17 million in 2006. During 2007, the Company substantially liquidated the remaining operations of its Scotland entity and recognized an $8.1 million pre-tax gain from the realization of the entity’s accumulated foreign currency translation adjustment generated on the investment in the entity during its operating life.

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

Provision for Income Taxes and Related Matters

The Company’s effective income tax rate was approximately 13.9%, 26.3% and 35.6% in 2007, 2006 and 2005, respectively.

The 12.4 percentage point reduction YTY of the effective tax rate was primarily due to a geographic shift of earnings (6.9 percentage points) as well as reversals and adjustments of previously accrued taxes (5.4 percentage points). During 2007, the Company reversed $18.4 million of previously accrued taxes mostly due to the settlement of a tax audit outside the U.S. and recorded $11.2 million of adjustments to previously recorded tax amounts. Specific to the fourth quarter of 2007, the Company recorded adjustments of $6.4 million to previously recorded tax amounts. The impact of these adjustments was insignificant to prior periods.

The 2006 effective income tax rate included a $14.3 million benefit from the reversal of previously accrued taxes related to the finalization of certain tax audits and the expiration of various domestic and foreign statutes of limitation.

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

During 2006, the Company was subject to a tax holiday in Switzerland with respect to the earnings of one of the Company’s wholly-owned Swiss subsidiaries. The holiday expired at the end of 2006. The benefit derived from the tax holiday was $1.6 million in 2006 and $11.5 million in 2005.

Net Earnings

Net earnings for the year ended December 31, 2007, decreased 11% from the prior year primarily due to lower operating income partially offset by a lower effective tax rate. Net earnings in 2007 included $30.8 million of pre-tax restructuring-related charges in connection with the 2007 Restructuring Plan. Additionally, during 2007, the Company incurred incremental charges related to the execution of its 2007 Restructuring Plan and its 2006 actions (collectively referred to as “project costs”). Net earnings in 2007 included $21.2 million (net of a $3.5 million pre-tax gain on the sale of the Rosyth, Scotland facility) of these pre-tax project costs. See “Restructuring-related Charges, Project Costs and Other” that follows for further discussion. Net earnings in 2007 also included an $8.1 million pre-tax foreign exchange gain realized upon the substantial liquidation of the Company’s Scotland entity, an $18 million tax benefit primarily related to the settlement of a tax audit outside the U.S. and an $11 million tax benefit resulting from adjustments to previously recorded taxes.

Net earnings for the year ended December 31, 2006, decreased 5% from the prior year primarily due to lower operating income partially offset by a lower effective tax rate. Net earnings in 2006 included $135.1 million of pre-tax restructuring-related charges and project costs, a $9.9 million pre-tax pension curtailment gain and a $14.3 million income tax benefit from the reversal of previously accrued taxes related to the finalization of certain tax audits and the expiration of various domestic and foreign statutes of limitation. Net earnings in 2005 included increased income tax expense of $51.9 million resulting from the repatriation of foreign dividends during 2005 and $10.4 million of one-time pre-tax termination benefit charges related to a 2005 workforce reduction plan.

Additionally, for the years ended December 31, 2007 and 2006, the Company incurred pre-tax stock-based compensation expense under SFAS 123R of $41.3 million and $43.2 million, respectively. The Company recorded pre-tax compensation expense of $2.9 million in 2005 related to its stock incentive plans prior to the adoption of SFAS 123R.

Earnings per Share

The following table summarizes basic and diluted net earnings per share:

	2007	2006	2005

Net earnings per share:
Basic	$3.16	$3.29	$2.94
Diluted	3.14	3.27	2.91

For the year ended December 31, 2007, the decreases in basic and diluted net earnings per share YTY were attributable to decreased earnings partially offset by the decreases in the average number of shares outstanding, primarily due to the Company’s stock repurchases.

For the year ended December 31, 2006, the increases over the prior year in basic and diluted net earnings per share were primarily attributable to the decrease in the average number of shares outstanding, primarily due to the Company’s stock repurchases.

RESTRUCTURING-RELATED CHARGES, PROJECT COSTS AND OTHER

Summary of Restructuring Impacts to 2007 Financial Results

The Company had two restructuring plans (and related projects) that impacted 2007 financial results that are discussed in detail further below. The following table summarizes the 2007 financial impacts of the Company’s restructuring plans (and related projects):

	Restructuring-
	related	2007	2006
	Charges (Note 3)	Project Costs	Project Costs	Total

Accelerated depreciation charges/project costs	$5.1	$0.8	$11.1	$17.0
Employee termination benefit charges/project costs	25.7	2.6	6.7	35.0

Total restructuring-related charges/project costs	$30.8	$3.4	$17.8	$52.0

The $17 million of accelerated depreciation charges and project costs are included in Cost of revenue on the Consolidated Statements of Earnings. The $26 million of employee termination benefit charges are included in Restructuring and other, net while the $9 million of related project costs are included in Selling, general and administrative on the Consolidated Statements of Earnings.

2007 Restructuring

As part of its ongoing efforts to optimize its cost and expense structure, the Company continually reviews its resources in light of a variety of factors. On October 23, 2007, the Company announced a plan (the “2007 Restructuring Plan”) which includes:

•	Closure of one of the Company’s inkjet supplies manufacturing facilities in Mexico and additional optimization measures at the remaining inkjet facilities in Mexico and the Philippines.

•	Reduction of the Company’s business support cost and expense structure by further consolidating activity globally and expanding the use of shared service centers in lower-cost regions. The areas impacted are supply chain, service delivery, general and administrative expense, as well as marketing and sales support functions.

•	Focusing consumer segment marketing and sales efforts into countries or geographic regions that have the highest supplies usage.

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

For the year ended December 31, 2007, the Company incurred $30.8 million for the 2007 Restructuring Plan as follows:

Accelerated depreciation charges	$5.1
Employee termination benefit charges	25.7

Total restructuring-related charges	$30.8

The accelerated depreciation charges were determined in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The accelerated depreciation charges are included in Cost of revenue on the Consolidated Statements of Earnings.

Employee termination benefit charges were accrued in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, as appropriate. Employee termination benefit charges include severance, medical and other benefits and are included in Restructuring and other, net on the Consolidated Statements of Earnings.

The following table presents a rollforward of the liability incurred for employee termination benefits in connection with the 2007 Restructuring Plan. The liability is included in Accrued liabilities on the Company’s Consolidated Statements of Financial Position.

Employee
Termination
Benefits

Balance at January 1, 2007	$—
Costs incurred	25.7
Payments & other(1)	(4.6)

Balance at December 31, 2007	$21.1

(1)	Other consists of pension related items that will be settled through the Company’s pension plans.

For the year ended December 31, 2007, the Company incurred restructuring-related charges of $6.5 million in its Business segment, $13.9 million in its Consumer segment and $10.4 million in All other. The Company expects to incur charges related to the 2007 Restructuring Plan of approximately $14 million in its Business segment, approximately $19 million in its Consumer segment and approximately $22 million in All other.

The Company also incurred and expects to continue to incur additional charges related to the execution of its 2007 Restructuring Plan (referred to as “2007 project costs”). These 2007 project costs are incremental to the Company’s normal operating charges and are expensed as incurred. The 2007 project costs include such items as compensation costs for overlap staffing, travel expenses, consulting costs and training costs. The Company expects to incur total pre-tax 2007 project costs of approximately $35 million resulting in a total of $90 million of expected pre-tax restructuring-related charges and 2007 project costs in connection with the 2007 Restructuring Plan. Expected cash payments for the restructuring-related charges and 2007 project costs are approximately $75 million.

For the year ended December 31, 2007, the Company incurred charges, including 2007 project costs, of $34.2 million for the 2007 Restructuring Plan as follows:

	Restructuring-
	related	2007
	Charges (Note 3)	Project Costs	Total

Accelerated depreciation charges/project costs	$5.1	$0.8	$5.9
Employee termination benefit charges/project costs	25.7	2.6	28.3

Total restructuring-related charges/project costs	$30.8	$3.4	$34.2

For the year ended December 31, 2007, the Company incurred restructuring-related charges and 2007 project costs of $6.4 million in its Business segment, $14.9 million in its Consumer segment and $12.9 million in All other. The Company expects to incur total restructuring-related charges and 2007 project costs of $24 million in its Business segment, $29 million in its Consumer segment and $37 million in All other.

Of the total pre-tax restructuring-related charges and 2007 project costs of approximately $90 million, approximately $15 million will impact cost of revenue and $75 million will impact operating expense. The 2007 Restructuring Plan (including related projects) is expected to save approximately $40 million in 2008 with approximately 50% benefiting cost of revenue and 50% benefiting operating expense. Annual savings beginning in 2009 are expected to approximate $60 million.

The Company expects to incur the additional $56 million of pre-tax restructuring-related charges and 2007 project costs during 2008 with approximately $18 million expected in the first quarter of 2008.

2006 Restructuring

During the first quarter of 2006, the Company approved a plan to restructure its workforce, consolidate some manufacturing capacity and make certain changes to its U.S. retirement plans (collectively referred to as the “2006 actions”). The workforce restructuring eliminated or transferred over 1,400 positions from various business functions and job classes, with over 850 positions being eliminated, and over 550 positions being transferred from various locations primarily to low-cost countries. Lexmark consolidated its manufacturing capacity to reduce manufacturing costs, including the closure of its Rosyth, Scotland inkjet cartridge manufacturing facility and Orleans, France laser toner facilities, and reduced its operating expenses, particularly in the areas of supply chain, general and administrative and marketing and sales support. Lexmark also froze pension benefits in its defined benefit pension plan for U.S. employees, effective April 3, 2006, and at the same time changed from a maximum Company matching contribution of three percent of eligible compensation to an automatic Company contribution of one percent and a maximum Company matching contribution of five percent to Lexmark’s existing 401(k) plan. Except for approximately 100 positions that were eliminated in 2007, activities related to the 2006 actions were substantially completed at the end of 2006.

For the year ended December 31, 2006, the Company incurred pre-tax charges of $121.1 million related to the 2006 actions which were partially offset by a $9.9 million pension curtailment gain. Of the $111.2 million of net pre-tax charges incurred, $40.0 million is included in Cost of revenue and $71.2 million in Restructuring and other, net on the Company’s Consolidated Statements of Earnings. For the year ended December 31, 2006, the Company incurred total pre-tax restructuring-related charges of $35.2 million in its Business segment, $54.7 million in its Consumer segment and $31.2 million in All other. All other operating income also included the $9.9 million pension curtailment gain.

The following table presents a rollforward of the liability incurred for employee termination benefit and contract termination and lease charges in connection with the 2006 actions. The liability is included in Accrued liabilities on the Company’s Consolidated Statements of Financial Position.

	Employee
	Termination	Contract
	Benefit	Termination &
	Charges	Lease Charges	Total

Balance at January 1, 2006	$—	$—	$—
Costs incurred	75.9	5.2	81.1
Payments	(46.2)	(0.4)	(46.6)
Other (1)	(4.4)	—	(4.4)

Balance at December 31, 2006	25.3	4.8	30.1
Payments & other (2)	(14.0)	(1.7)	(15.7)
Reversals	(0.9)	(1.7)	(2.6)

Balance at December 31, 2007	$10.4	$1.4	$11.8

(1)	Other consists primarily of special termination benefits that are paid out of the U.S. pension plan.

(2)	Other consists of additions due to positions being eliminated in 2007 and changes in the liability balance due to foreign currency translations.

During 2006 and 2007, the Company also incurred additional charges related to the execution of the Company’s 2006 actions (referred to as “2006 project costs”). These 2006 project costs were incremental to the Company’s normal operating charges and were expensed as incurred. The 2006 project costs included such items as compensation costs for overlap staffing, travel expenses, consulting costs and training costs.

For the year ended December 31, 2006, the Company incurred net pre-tax charges and 2006 project costs of $125.2 million related to the 2006 actions. Of the $125.2 million of pre-tax charges and 2006 project costs incurred, $42.1 million is included in Cost of revenue, $11.9 million in Selling, general and administrative and $71.2 million in Restructuring and other, net on the Company’s Consolidated Statements of Earnings. For the year ended December 31, 2006, the Company incurred total pre-tax restructuring-related charges and 2006 project costs of $35.9 million in its Business segment, $57.2 million in its Consumer segment and $42.0 million in All other. All other operating income also included the $9.9 million pension curtailment gain.

For the year ended December 31, 2007, the Company incurred additional 2006 project costs of $17.8 million related to the completion of the 2006 actions. Of the $17.8 million of 2006 project costs incurred, $11.1 million is included in Cost of revenue and $6.7 million in Selling, general and administrative on the Company’s Consolidated Statements of Earnings. For the year ended December 31, 2007, the Company incurred total pre-tax 2006 project costs of $5.7 million in its Business segment and $14.8 million in All other while the Consumer segment realized a $2.7 million net benefit after the sale of the Rosyth, Scotland facility discussed further below. The Company does not expect to incur any additional 2006 project costs during 2008.

During the first quarter of 2007, the Company sold its Rosyth, Scotland facility for $8.1 million and recognized a $3.5 million pre-tax gain on the sale.

During the second quarter of 2007, the Company substantially liquidated the remaining operations of its Scotland entity and recognized an $8.1 million pre-tax gain from the realization of the entity’s accumulated foreign currency translation adjustment generated on the investment in the entity during its operating life. This gain is included in Other (income) expense, net on the Company’s Consolidated Statements of Earnings.

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

PENSION AND OTHER POSTRETIREMENT PLANS

The following table provides the total pre-tax cost related to Lexmark’s retirement plans for the years 2007, 2006 and 2005. Cost amounts are included as an addition to the Company’s cost and expense amounts in the Consolidated Statements of Earnings.

(Dollars in Millions)	2007	2006	2005

Total cost of pension and other postretirement plans	$40.2	$34.4	$43.8

Comprised of:
Defined benefit pension plans	$13.2	$12.5	$26.1
Defined contribution plans	25.8	20.5	13.6
Other postretirement plans	1.2	1.4	4.1

The decrease in the cost of defined benefit pension plans in 2006 was primarily due to the $9.9 million one-time curtailment gain from the freezing of benefit accruals in the U.S. The increases in the cost of defined contribution plans in 2007 and 2006 were primarily due to the enhancement of benefits in the U.S. Refer to Part II, Item 8, Note 3 of the Notes to Consolidated Financial Statements for further details. The decrease in the cost of other postretirement plans in 2006 was primarily due to plan design changes.

Changes in actuarial assumptions did not have a significant impact on the Company’s results of operations in 2006 and 2007, nor are they expected to have a material effect in 2008. Future effects of retirement-related benefits on the operating results of the Company depend on economic conditions, employee demographics, mortality rates and investment performance. Refer to Part II, Item 8, Note 14 of the Notes to Consolidated Financial Statements for additional information relating to the Company’s pension and other postretirement plans.

The Pension Protection Act of 2006 (“the Act”) was enacted on August 17, 2006. Most of its provisions will become effective in 2008. The Act significantly changes the funding requirements for single-employer defined benefit pension plans. The funding requirements will now largely be based on a plan’s calculated funded status, with faster amortization of any shortfalls or surpluses. The Act directs the U.S. Treasury Department to develop a new yield curve to discount pension obligations for determining the funded status of a plan when calculating the funding requirements. The provisions of the Act are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position

Lexmark’s financial position remains strong at December 31, 2007, with working capital of $570 million compared to $506 million at December 31, 2006. The increase in working capital accounts was primarily due to the $245 million increase in Cash and cash equivalents and Marketable securities offset partially by the reclassification of $150 million of senior notes maturing in May 2008 from Long-term debt to Current portion of long-term debt in the second quarter of 2007. The Company had no amounts outstanding under its U.S. trade receivables financing program or its revolving credit facility at December 31, 2007, or December 31, 2006. The Company had no other short-term borrowings outstanding at December 31, 2007, or December 31, 2006. The debt to total capital ratio was 10% at December 31, 2007, compared to 13% at December 31, 2006.

Liquidity

The following table summarizes the results of the Company’s Consolidated Statements of Cash Flows for the years indicated:

(Dollars in Millions)	2007	2006	2005

Net cash flows provided by (used for):
Operating activities	$564.2	$670.9	$576.4
Investing activities	(287.4)	112.7	4.9
Financing activities	(147.0)	(808.7)	(1,036.9)
Effect of exchange rate changes on cash	2.6	1.4	(2.3)

Net increase (decrease) in cash and cash equivalents	$132.4	$(23.7)	$(457.9)

The Company’s primary source of liquidity has been cash generated by operations, which totaled $564 million, $671 million and $576 million in 2007, 2006 and 2005, respectively. Cash from operations generally has been sufficient to allow the Company to fund its working capital needs and finance its capital expenditures during these periods along with the repurchase of approximately $0.2 billion, $0.9 billion and $1.1 billion of its Class A Common Stock during 2007, 2006 and 2005, respectively. Management believes that cash provided by operations will continue to be sufficient to meet operating and capital needs in the foreseeable future. However, in the event that cash from operations is not sufficient, the Company has other potential sources of cash through utilization of its accounts receivable financing program, revolving credit facility or other financing sources.

Operating activities

The decrease in cash flows from operating activities from 2006 to 2007 primarily resulted from lower net earnings as well as unfavorable changes of $69 million in Accrued liabilities and $61 million in Trade Receivables. The change noted in Accrued liabilities was primarily due to unfavorable changes in accrued salaries and incentive compensation of $49 million and restructuring-related accruals of $27 million compared to the prior year. The impact of accrued salaries and incentive compensation was driven by the payment of 2006 bonuses in the first quarter of 2007. Bonuses earned in 2006 were considerably higher than those earned in 2005 and 2007. Payments for such programs generally occur in the first quarter of the subsequent year. The impact of restructuring-related accruals was driven by the relatively small movement in the liability in 2007 compared to that of 2006, resulting in a lower non-cash addition to net earnings when deriving cash flows from operations. In 2007, there were approximately $26 million of accruals offset by $23 million of payments and other adjustments, resulting in a non-cash addition to net earnings of only $3 million related to the Company’s 2006 and 2007 restructuring actions. In 2006, there were approximately $81 million of accruals offset partially by $51 million of payments and other adjustments, resulting in a non-cash addition to net earnings of $30 million related to the Company’s 2006 restructuring actions. The $61 million change noted in Trade Receivables is primarily the result of greater collections in the year 2006 versus 2007, the majority of which occurred in the first quarter. A significantly higher trade receivables balance existed at December 31, 2005 versus December 31, 2006 due to a larger portion of the fourth quarter sales for 2005 occurring in the later part of the quarter.

The increase in cash flows from operating activities from 2005 to 2006 resulted from favorable changes in Accrued liabilities and Accounts payable partially offset by unfavorable changes in Inventories and various other assets and liabilities accounts. The change noted in Accrued liabilities was primarily due to increases in salary and incentive compensation accruals and related payments of $67 million, favorable changes in derivative liabilities of $42 million and increases in restructuring-related accruals of $28 million compared to the prior year. Accounts payable balances can fluctuate significantly between periods due to the timing of payments to suppliers. The unfavorable change in Inventories was primarily due to the growth in supplies inventory. The change noted in the Other assets and liabilities line item in 2006 on the Consolidated Statements of Cash Flows was primarily attributable to changes in various income tax-related accounts from 2005.

The Company’s days of sales outstanding were 40 days at December 31, 2007, compared to 38 days at December 31, 2006 and 43 days at December 31, 2005. The days of sales outstanding are calculated using the quarter-end trade receivables, net of allowances, and the average daily revenue for the quarter.

The Company’s days of inventory were 48 days at December 31, 2007, compared to 44 days at December 31, 2006 and 38 days at December 31, 2005. The days of inventory is calculated using the quarter-end net inventories balance and the average daily cost of revenue for the quarter.

In connection with the 2007 restructuring, the remaining accrued liability balance at December 31, 2007, of $21.1 million, is expected to be paid out primarily over 2008 and 2009. These payments will relate mainly to employee termination benefits. In connection with the 2006 restructuring, the remaining accrued liability balance at December 31, 2007 was $11.8 million. It is expected that the majority of this liability, which consists of employee termination benefits and contract termination and lease charges, will be paid by the end of 2008.

As of December 31, 2007, the Company had accrued approximately $117 million for pending copyright fee issues, including litigation proceedings, local legislative initiatives and/or negotiations with the parties involved. These accruals are included in Accrued liabilities on the Consolidated Statements of Financial Position. Refer to Part II, Item 8, Note 16 of the Notes to Consolidated Financial Statements for additional information.

Investing activities

The Company decreased its marketable securities investments in 2005 by $220 million and by $315 million in 2006 due to its share repurchase program activity. In 2007, the Company increased its investment in marketable securities by $113 million. Refer to the section, Stock Repurchase, which follows for further discussion of the Company’s stock repurchase program during 2007. The fluctuations in the net cash flows (used for) provided by investing activities for the years provided were principally due to the Company’s marketable securities investing activities.

At December 31, 2007, the Company’s marketable securities portfolio consisted of asset-backed and mortgage-backed securities, corporate debt securities, municipal debt securities, U.S. government and agency debt securities, and preferred securities, including approximately $79 million of auction rate securities. The Company’s marketable securities were reported at fair value with the related unrealized gains and losses included in the Accumulated other comprehensive earnings (loss) section of stockholders’ equity, net of tax. As of December 31, 2007 the Company had gross unrealized gains and gross unrealized losses of $1.5 million and $1.5 million, respectively. Based upon several factors including events that may affect the creditworthiness of a security’s issuer, the length of time the security has been in a loss position, and the Company’s ability and intent to hold the security until a forecasted recovery of fair value, the Company assessed its loss positions as temporary impairments. Substantially all of the unrealized losses and gains as of December 31, 2007, have been in a gain/loss position for less than 12 months.

The Company spent $183 million, $200 million and $201 million on capital expenditures during 2007, 2006 and 2005, respectively. The capital expenditures in 2007 were related to new product development, infrastructure support and manufacturing capacity expansion.

During the first quarter of 2007, the Company sold its Rosyth, Scotland facility for $8.1 million and recognized a $3.5 million pre-tax gain on the sale.

Financing activities

The fluctuations in the net cash flows used for financing activities were principally due to the Company’s share repurchase activity. The Company repurchased $0.2 billion, $0.9 billion and $1.1 billion of treasury stock during 2007, 2006 and 2005, respectively.

Credit Facility

Effective January 20, 2005, Lexmark entered into a $300 million 5-year senior, unsecured, multi-currency revolving credit facility with a group of banks. Under the credit facility, the Company may borrow in dollars, euros, British pounds sterling and Japanese yen. Under certain circumstances, the aggregate amount available under the facility may be increased to a maximum of $500 million. As of December 31, 2007 and 2006, there were no amounts outstanding under the credit facility.

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

Senior Notes — Long-term Debt and Current Portion of Long-term Debt

Lexmark has outstanding $150.0 million principal amount of 6.75% senior notes due May 15, 2008, which was initially priced at 98.998%, to yield 6.89% to maturity. A balance of $149.9 million (net of the unamortized discount of $0.1 million) was outstanding at December 31, 2007. At December 31, 2006, the balance was $149.8 million (net of the unamortized discount of $0.2 million). As the notes mature in May 2008, the senior notes were reclassified from Long-term debt to Current portion of long-term debt during 2007.

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

Other Information

The Company is in compliance with all covenants and other requirements set forth in its debt agreements. The Company does not have any rating downgrade triggers that would accelerate the maturity dates of its revolving credit facility and public debt. However, a downgrade in the Company’s credit rating could adversely affect the Company’s ability to renew existing, or obtain access to new, credit facilities in the future and could increase the cost of such facilities. The Company’s current credit ratings are Baa1 and BBB, as evaluated by Moody’s Investors Service and Standard & Poor’s Ratings Services, respectively.

Contractual Cash Obligations

The following table summarizes the Company’s contractual obligations at December 31, 2007:

		Less than	1-3	3-5	More than
(Dollars in Millions)	Total	1 Year	Years	Years	5 Years

Current portion of long-term debt(1)	$155	$155	$—	$—	$—
Capital leases	2	1	1	—	—
Operating leases	115	38	46	23	8
Purchase obligations	145	145	—	—	—
Uncertain tax positions	46	16	30	—	—
Other long-term liabilities(2)	24	4	4	—	16

Total contractual obligations	$487	$359	$81	$23	$24

(1)	includes final interest payment of $5 million

(2)	includes current portion of other long-term liabilities

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

The Company’s financial obligation to collect, recycle, treat and dispose of the printing devices it produces, and in some instances, historical waste equipment it holds, is not shown above due to the lack of historical data necessary to project future dates of payment. At December 31, 2007, the Company’s estimated liability for this obligation was a current liability of $1 million and a long-term liability of $27 million. These amounts were included in Accrued liabilities and Other liabilities, respectively, on the Consolidated Statement of Financial Position. Refer to the “Risk Factors” section in Part  I, Item 1A of this report for additional information regarding the Waste Electrical and Electronic Equipment Directive adopted by the European Union.

Trade Receivables Facility

In the U.S., the Company transfers a majority of its receivables to its wholly-owned subsidiary, Lexmark Receivables Corporation (“LRC”), which then may transfer the receivables on a limited recourse basis to an unrelated third party. In October 2004, the Company entered into an amended and restated agreement to sell a portion of its trade receivables on a limited recourse basis. The amended agreement allows for a maximum capital availability of $200 million under this facility. The primary purpose of the amendment was to extend the term of the facility to October 16, 2007, with required annual renewal of commitments.

During the first quarter of 2007, the Company amended the facility to allow LRC to repurchase receivables previously transferred to the unrelated third party. Prior to the 2007 amendment, the Company accounted for the transfer of receivables from LRC to the unrelated third party as sales of receivables. As a result of the 2007 amendment, the Company accounts for the transfers of receivables from LRC to the unrelated third party as a secured borrowing with a pledge of its receivables as collateral. The amendment became effective in the second quarter of 2007. In October 2007, the facility was renewed until October 3, 2008.

This facility contains customary affirmative and negative covenants as well as specific provisions related to the quality of the accounts receivables transferred. As collections reduce previously transferred receivables, the Company may replenish these with new receivables. Lexmark bears a limited risk of bad debt losses on the trade receivables transferred, since the Company over-collateralizes the receivables transferred with additional eligible receivables. Lexmark addresses this risk of loss in its allowance for doubtful accounts. Receivables transferred to the unrelated third-party may not include amounts over 90 days past due or concentrations over certain limits with any one customer. The facility also contains customary cash control triggering events which, if triggered, could adversely affect the Company’s liquidity and/or its ability to transfer trade receivables. A downgrade in the Company’s credit rating could reduce the Company’s ability to transfer trade receivables.

At December 31, 2007, there were no secured borrowings under the facility. At December 31, 2006, there were no trade receivables outstanding under the facility.

Off-Balance Sheet Arrangements

At December 31, 2007 and 2006, the Company did not have any off-balance sheet arrangements.

Stock Repurchase

In January 2006, the Company received authorization from the board of directors to repurchase an additional $1.0 billion of its Class A Common Stock for a total repurchase authority of $3.9 billion. As of December 31, 2007, there was approximately $0.3 billion of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During 2007, the Company repurchased approximately 2.7 million shares at a cost of approximately $0.2 billion. As of December 31, 2007, since the inception of the program in April 1996, the Company had repurchased approximately 74.1 million shares for an aggregate cost of approximately $3.6 billion. As of December 31, 2007, the Company had reissued approximately 0.5 million shares of previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million and 16.0 million shares of treasury stock in 2005 and 2006, respectively, the net treasury shares outstanding at December 31, 2007, were 13.6 million.

In December 2005 and October 2006, the Company received authorization from the board of directors to retire 44.0 million and 16.0 million shares, respectively, of the Company’s Class A Common Stock currently held in the Company’s treasury as treasury stock. The retired shares resumed the status of authorized but unissued shares of Class A Common Stock. Refer to the Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings for the effects on Common stock, Capital in excess of par, Retained earnings and Treasury stock from the retirement of the 44.0 million shares of Class A Common Stock in 2005 and 16.0 million shares of Class A Common Stock in 2006.

CAPITAL EXPENDITURES

Capital expenditures totaled $183 million, $200 million and $201 million in 2007, 2006 and 2005, respectively. The capital expenditures in 2007 were attributable to new product development, infrastructure support and manufacturing capacity expansion. During 2008, the Company expects capital expenditures to be approximately $225 million, primarily attributable to new product development, infrastructure support and manufacturing capacity expansion. The capital expenditures are expected to be funded through cash from operations.

EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

Revenue derived from international sales, including exports from the U.S., accounts for approximately 57% of the Company’s consolidated revenue, with Europe accounting for approximately two-thirds of international sales. Substantially all foreign subsidiaries maintain their accounting records in their local currencies. Consequently, period-to-period comparability of results of operations is affected by fluctuations in currency exchange rates. Certain of the Company’s Latin American and European entities use the U.S. dollar as their functional currency.

Currency exchange rates had a material favorable impact on international revenue in 2007. In 2006 and 2005, currency exchange rates did not have a material impact on international revenue. The Company acts to neutralize the effects of exchange rate fluctuations through the use of operational hedges, such as pricing actions and product sourcing decisions.

The Company’s exposure to exchange rate fluctuations generally cannot be minimized solely through the use of operational hedges. Therefore, the Company utilizes financial instruments, from time to time, such as forward exchange contracts and currency options to reduce the impact of exchange rate fluctuations on actual and anticipated cash flow exposures and certain assets and liabilities, which arise from transactions denominated in currencies other than the functional currency. The Company does not purchase currency-related financial instruments for purposes other than exchange rate risk management.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Part II, Item 8, Note 2 of the Notes to Consolidated Financial Statements for a description of recent accounting pronouncements which is incorporated herein by reference.

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

Interest Rates

At December 31, 2007, the fair value of the Company’s senior notes was estimated at $150 million using quoted market prices and yields obtained through independent pricing sources for the same or similar types of borrowing arrangements, taking into consideration the underlying terms of the debt. The fair value of the senior notes exceeded the carrying value as recorded in the Consolidated Statements of Financial Position at December 31, 2007, by approximately $0.4 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $0.3 million at December 31, 2007.

The Company has interest rate swaps that serve as a fair value hedge of the Company’s senior notes. The fair value of the interest rate swaps at December 31, 2007, was an asset of $0.1 million. Market risk for the interest rate swaps is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $0.3 million at December 31, 2007.

Foreign Currency Exchange Rates

The Company has employed, from time to time, a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the Company’s functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the Company is exposed include the Euro, the Mexican peso, the British pound, the Philippine peso, the Australian dollar and other Asian and South American currencies. Exposures may be hedged with foreign currency forward contracts, put options, and call options generally with maturity dates of twelve months or less. The potential loss in fair value at December 31, 2007, for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $24 million. This loss would be mitigated by corresponding gains on the underlying exposures.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Lexmark International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS
For the years ended December 31, 2007, 2006 and 2005
(In Millions, Except Per Share Amounts)

	2007	2006	2005
Revenue	$4,973.9	$5,108.1	$5,221.5
Cost of revenue	3,410.3	3,462.1	3,585.9

Gross profit	1,563.6	1,646.0	1,635.6

Research and development	403.8	370.5	336.4
Selling, general and administrative	812.8	761.8	755.1
Restructuring and other, net	25.7	71.2	10.4

Operating expense	1,242.3	1,203.5	1,101.9

Operating income	321.3	442.5	533.7
Interest (income) expense, net	(21.2)	(22.1)	(26.5)
Other (income) expense, net	(7.0)	5.3	6.5

Earnings before income taxes	349.5	459.3	553.7
Provision for income taxes	48.7	120.9	197.4

Net earnings	$300.8	$338.4	$356.3

Net earnings per share:
Basic	$3.16	$3.29	$2.94
Diluted	$3.14	$3.27	$2.91
Shares used in per share calculation:
Basic	95.3	102.8	121.0
Diluted	95.8	103.5	122.3

See notes to consolidated financial statements.

Lexmark International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
As of December 31, 2007 and 2006
(In Millions)

	2007	2006

ASSETS

Current assets:
Cash and cash equivalents	$277.0	$144.6
Marketable securities	519.1	406.3
Trade receivables, net of allowances of $36.5 and $38.0 in 2007 and 2006, respectively	578.8	584.3
Inventories	464.4	457.8
Prepaid expenses and other current assets	227.5	237.0

Total current assets	2,066.8	1,830.0
Property, plant and equipment, net	869.0	846.8
Other assets	185.3	172.2

Total assets	$3,121.1	$2,849.0

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$149.9	$—
Accounts payable	636.9	600.3
Accrued liabilities	710.5	723.7

Total current liabilities	1,497.3	1,324.0
Long-term debt	—	149.8
Other liabilities	345.5	340.0

Total liabilities	1,842.8	1,813.8

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 1.6 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value:
Class A, 900.0 shares authorized; 94.7 and 97.0 outstanding in 2007 and 2006, respectively	1.1	1.1
Class B, 10.0 shares authorized; no shares issued and outstanding	—	—
Capital in excess of par	887.8	827.3
Retained earnings	935.7	627.5
Treasury stock, net; at cost; 13.6 and 10.9 shares in 2007 and 2006, respectively	(454.7)	(289.8)
Accumulated other comprehensive loss	(91.6)	(130.9)

Total stockholders’ equity	1,278.3	1,035.2

Total liabilities and stockholders’ equity	$3,121.1	$2,849.0

See notes to consolidated financial statements.

Lexmark International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2007, 2006 and 2005
(In Millions)

	2007	2006	2005

Cash flows from operating activities:

Net earnings	$300.8	$338.4	$356.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	192.3	200.9	158.5
Deferred taxes	(31.0)	(21.9)	(22.3)
Stock-based compensation expense	41.2	43.2	4.1
Tax shortfall from employee stock plans	(0.3)	(0.7)	—
Tax benefits from employee stock plans	—	—	15.8
Foreign exchange gain upon Scotland liquidation	(8.1)	—	—
Gain on sale of Scotland facility	(3.5)	—	—
Other	(9.4)	3.3	34.7

	482.0	563.2	547.1

Change in assets and liabilities:
Trade receivables	5.5	66.6	93.5
Inventories	(6.6)	(48.6)	55.7
Accounts payable	36.6	27.5	(97.8)
Accrued liabilities	(7.4)	62.0	(134.7)
Other assets and liabilities	54.1	0.2	112.6

Net cash flows provided by operating activities	564.2	670.9	576.4

Cash flows from investing activities:
Purchases of property, plant and equipment	(182.7)	(200.2)	(201.3)
Purchases of marketable securities	(968.2)	(1,406.2)	(1,604.3)
Proceeds from sales/maturities of marketable securities	855.3	1,721.0	1,824.7
Proceeds from sale of Scotland facility	8.1	—	—
Other	0.1	(1.9)	(14.2)

Net cash flows (used for) provided by investing activities	(287.4)	112.7	4.9

Cash flows from financing activities:
(Decrease) increase in short-term debt	—	—	(1.5)
Issuance of treasury stock	0.1	0.5	0.5
Purchase of treasury stock	(165.0)	(871.0)	(1,069.9)
Proceeds from employee stock plans	15.6	52.8	37.0
Tax windfall from employee stock plans	3.9	12.5	—
Other	(1.6)	(3.5)	(3.0)

Net cash flows used for financing activities	(147.0)	(808.7)	(1,036.9)

Effect of exchange rate changes on cash	2.6	1.4	(2.3)

Net change in cash and cash equivalents	132.4	(23.7)	(457.9)
Cash and cash equivalents — beginning of period	144.6	168.3	626.2

Cash and cash equivalents — end of period	$277.0	$144.6	$168.3

See notes to consolidated financial statements.

Lexmark International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE EARNINGS
For the years ended December 31, 2007, 2006 and 2005
(In Millions)

						Accumulated
	Class A					Other
	and B		Capital in			Comprehensive	Total
	Common Stock		Excess of	Retained	Treasury	Earnings	Stockholders’
	Shares	Amount	Par	Earnings	Stock	(Loss)	Equity

Balance at December 31, 2004	127.6	$1.7	$1,076.0	$2,663.7	$(1,493.2)	$(165.3)	$2,082.9
Comprehensive earnings, net of taxes
Net earnings				356.3			356.3
Minimum pension liability adjustment						(14.8)
Cash flow hedges, net of reclassifications						35.9
Translation adjustment						(19.3)
Net unrealized gain (loss) on marketable securities						0.2

Other comprehensive earnings (loss)						2.0	2.0

Comprehensive earnings, net of taxes							358.3
Deferred stock plan compensation	0.1		4.1				4.1
Shares issued upon exercise of options	1.0		28.4				28.4
Shares issued under employee stock purchase plan	0.1		8.6				8.6
Tax benefit related to stock plans			15.8				15.8
Treasury shares purchased	(17.0)				(1,069.9)		(1,069.9)
Treasury shares issued	0.1				0.5		0.5
Treasury shares retired		(0.5)	(300.4)	(2,031.2)	2,332.1		—

Balance at December 31, 2005	111.9	1.2	832.5	988.8	(230.5)	(163.3)	1,428.7
Comprehensive earnings, net of taxes
Net earnings				338.4			338.4
Other comprehensive earnings (loss):
Minimum pension liability adjustment						26.9
Cash flow hedges, net of reclassifications						(6.4)
Translation adjustment						22.3
Net unrealized gain (loss) on marketable securities						0.6

Other comprehensive earnings (loss)						43.4	43.4

Comprehensive earnings, net of taxes							381.8
Adjustment to initially apply SFAS 158, net of taxes						(11.0)	(11.0)
Shares issued under deferred stock plan compensation	0.1		0.1				0.1
Shares issued upon exercise of options	1.3		46.6				46.6
Shares issued under employee stock purchase plan	0.1		6.2				6.2
Tax benefit related to stock plans			9.6				9.6
Stock-based compensation			43.7				43.7
Treasury shares purchased	(16.5)				(871.0)		(871.0)
Treasury shares issued	0.1				0.5		0.5
Treasury shares retired		(0.1)	(111.4)	(699.7)	811.2		—

Balance at December 31, 2006	97.0	1.1	827.3	627.5	(289.8)	(130.9)	1,035.2
Comprehensive earnings, net of taxes
Net earnings				300.8			300.8
Other comprehensive earnings (loss):
Pension or other postretirement benefits, net of reclass						17.5
Cash flow hedges, net of reclassifications						(0.7)
Translation adjustment						22.5
Net unrealized gain (loss) on marketable securities						—

Other comprehensive earnings (loss)						39.3	39.3

Comprehensive earnings, net of taxes							340.1
Adoption of FIN 48(1)				7.4			7.4
Shares issued under deferred stock plan compensation			0.1				0.1
Shares issued upon exercise of options	0.3		10.0				10.0
Shares issued under employee stock purchase plan	0.1		5.6				5.6
Tax benefit related to stock plans			3.6				3.6
Stock-based compensation			41.2				41.2
Treasury shares purchased	(2.7)				(165.0)		(165.0)
Treasury shares issued					0.1		0.1

Balance at December 31, 2007	94.7	$1.1	$887.8	$935.7	$(454.7)	$(91.6)	$1,278.3

(1)	Adjustment to retained earnings related to adoption of FIN 48 was $7.340 million

See notes to consolidated financial statements.

Lexmark International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Dollars in Millions, Except Per Share Amounts)

1.	ORGANIZATION AND BUSINESS

Since its inception in 1991, Lexmark International, Inc. (“Lexmark” or the “Company”) has become a leading developer, manufacturer and supplier of printing and imaging solutions for offices and homes. The Company’s products include laser printers, inkjet printers, multifunction devices, and associated supplies, services and solutions. Lexmark also sells dot matrix printers for printing single and multi-part forms by business users. The customers for Lexmark’s products are large enterprises, small and medium businesses and consumers worldwide. The Company’s products are principally sold through resellers, retailers and distributors in more than 150 countries in North and South America, Europe, the Middle East, Africa, Asia, the Pacific Rim and the Caribbean.

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

Foreign Currency Translation:

Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment are translated into U.S. dollars at period-end exchange rates. Income and expense accounts are translated at average exchange rates prevailing during the period. Adjustments arising from the translation of assets and liabilities, changes in stockholders’ equity and results of operations are accumulated as a separate component of Accumulated other comprehensive earnings (loss) in stockholders’ equity.

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

Fair Value of Financial Instruments:

The financial instruments of the Company consist mainly of cash and cash equivalents, marketable securities, trade receivables, trade payables, short-term debt, current portion of long-term debt and derivatives. The fair value of cash and cash equivalents, trade receivables, trade payables and short-term debt approximates their carrying values due to the relatively short-term nature of the instruments. The fair value of Lexmark’s marketable securities are based on quoted market prices or other observable market data, or in some cases, the Company’s amortized cost, which approximates fair value due to the frequent resetting of interest rates resulting in repricing of the investments. The fair value of the current portion of long-term debt is estimated based on current rates available to the Company for debt with similar characteristics. The fair value of derivative financial instruments is based on pricing models or formulas using current market data, or where applicable, quoted market prices.

Inventories:

Inventories are stated at the lower of average cost or market using standard costs, which approximates the average cost method of valuing its inventories and related cost of goods sold. The Company considers all raw materials to be in production upon their receipt.

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

Revenue Recognition:

General

Lexmark recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Revenue as reported in the Company’s Consolidated Statements of Earnings is reported net of any taxes (e.g., sales, use, value added) assessed by a governmental entity that is directly imposed on a revenue-producing transaction between a seller and a customer.

The following are the policies applicable to Lexmark’s major categories of revenue transactions:

Products

Revenue from product sales, including sales to distributors and resellers, is recognized when title and risk of loss transfer to the customer, generally when the product is shipped to the customer. When other significant obligations remain after products are delivered, such as contractual requirements pertaining to customer acceptance, revenue is recognized only after such obligations are fulfilled. At the time revenue is recognized, the Company provides for the estimated cost of post-sales support, principally product warranty, and reduces revenue for estimated product returns.

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

Multiple Element Revenue Arrangements

Lexmark enters into transactions that include multiple elements, such as a combination of products and services. Revenue for these arrangements is allocated to each element based on its relative fair value and is recognized when the revenue recognition criteria for each element have been met. Relative fair value may be determined by the price of an element if it were sold on a stand-alone basis (referred to as vendor objective evidence (“VOE”)). In the absence of VOE, third party evidence (e.g., competitors’ prices of comparable products or services) is used to determine relative fair value.

Research and Development Costs:

Lexmark engages in the design and development of new products and enhancements to its existing products. The Company’s research and development activity is focused on laser and inkjet printers, multifunction products (“MFPs”), and associated supplies, features and related technologies. The Company expenses research and development costs when incurred.

Advertising Costs:

The Company expenses advertising costs when incurred. Advertising expense was approximately $111.5 million, $98.7 million and $98.7 million, in 2007, 2006 and 2005, respectively.

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

The discount rate assumption for the pension and other postretirement benefit plan liabilities reflects the rates at which the benefits could effectively be settled and are based on current investment yields of high-quality fixed-income investments. The Company uses a yield-curve approach to determine the assumed discount rate in the U.S. based on the timing of the cash flows of the expected future benefit payments. This approach matches the plan’s cash flows to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity.

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

The rate of compensation increase is determined by the Company based upon its long-term plans for such increases. Effective April 2006, this assumption is no longer applicable to the U.S. pension plan due to the benefit accrual freeze in connection with the Company’s 2006 restructuring actions. Unrecognized actuarial gains and losses that fall outside the “10% corridor” are amortized on a straight-line basis over the remaining estimated service period of active participants. The Company has elected to continue using the average remaining service period over which to amortize the unrecognized actuarial gains and losses on the frozen U.S. plan.

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

Restructuring:

Lexmark records a liability for a cost associated with an exit or disposal activity at its fair value in the period in which the liability is incurred, except for liabilities for certain employee termination benefit charges that are accrued over time. Employee termination benefits associated with an exit or disposal activity are accrued when the obligation is probable and estimable as a postemployment benefit obligation when local statutory requirements stipulate minimum involuntary termination benefits or, in the absence of local statutory requirements, termination benefits to be provided are similar to benefits provided in prior restructuring activities. Specifically for termination benefits under a one-time benefit arrangement, the timing of recognition and related measurement of a liability depends on whether employees are required to render service until they are terminated in order to receive the termination benefits and, if so, whether employees will be retained to render service beyond a minimum retention period. For employees who are not required to render service until they are terminated in order to receive the termination benefits or employees who will not provide service beyond the minimum retention period, the Company records a liability for the termination benefits at the communication date. If employees are required to render service until they are terminated in order to receive the termination benefits and will be retained to render service beyond the minimum retention period, the Company measures the liability for termination benefits at the communication date and recognizes the expense and liability ratably over the future service period. For contract termination costs, Lexmark records a liability for costs to terminate a contract before the end of its term when the Company terminates the agreement in accordance with the contract terms or when the Company ceases using the rights conveyed by the contract. The Company records a liability for other costs associated with an exit or disposal activity in the period in which the liability is incurred. Once Company management approves an exit or disposal activity, the Company closely monitors the expenses that are reported in association with the activity.

Income Taxes:

The provision for income taxes is computed based on pre-tax income included in the Consolidated Statements of Earnings. The Company estimates its tax liability based on current tax laws in the statutory jurisdictions in which it operates. These estimates include judgments about the recognition and realization of deferred tax assets and liabilities resulting from the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Company determines its effective tax rate by dividing its income tax expense by its income before taxes as reported in its Consolidated Statement of Operations. For reporting periods prior to the end of the Company’s fiscal year, the Company records income tax expense based upon an estimated annual effective tax rate. This rate is computed using the statutory tax rate and an estimate of annual net income by geographic region adjusted for an estimate of non-deductible expenses.

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

Derivatives:

All derivatives, including foreign currency exchange contracts, are recognized in the Statements of Financial Position at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of underlying assets or liabilities through earnings or recognized in Accumulated other comprehensive earnings (loss) until the underlying hedged item is recognized in earnings. Any ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. Derivatives qualifying as hedges are included in the same section of the Consolidated Statements of Cash Flows as the underlying assets and liabilities being hedged.

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

Accumulated Other Comprehensive (Loss) Earnings:

Accumulated other comprehensive (loss) earnings refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the U.S. are included in comprehensive earnings (loss) but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax. Lexmark’s Accumulated other comprehensive (loss) earnings is composed of deferred gains and losses related to pension or other postretirement benefits, foreign currency exchange rate adjustments, deferred gains and losses on cash flow hedges and net unrealized gains and losses on marketable securities.

Segment Data:

Lexmark manufactures and sells a variety of printing and multifunction products and related supplies and services and is primarily managed along Business and Consumer market segments.

Recent Accounting Pronouncements:

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). The adoption of FIN 48 did not have a material impact on the Company’s results of operations and cash flows. Refer to Note 11 of the Notes to the Consolidated Financial Statements for discussion of the impact of adoption on the Company’s financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. The provisions of SFAS 157 should be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with limited exceptions. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with earlier adoption permitted. In February 2008, the FASB issued FASB Staff Position No. 157-2 (“FSP 157-2”) which defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company is currently evaluating the provisions of SFAS 157.

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

In June 2007, the FASB reached consensus on Emerging Issues Task Force (“EITF”) Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-03”). EITF 07-03 concludes that nonrefundable advance payments for goods or services that will be used for or rendered for future research and development activities should be deferred and capitalized. The capitalized payment should be charged to expense once the goods are delivered or services performed or at such time that the entity no longer expects goods to be delivered or services to be performed. EITF 07-03 is effective for fiscal years beginning after December 15, 2007, and should be applied prospectively for new contracts entered into on or after the effective date. The provisions of EITF 07-03 will not materially impact the Company’s financial position, results of operations and cash flows upon adoption.

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110, Certain Assumptions Used in Valuation Methods (“SAB 110”), expressing the staff’s consent to continue to accept, under certain circumstances, the use of a “simplified” method in developing an estimate of the expected term of “plain vanilla” share options as previously discussed in SAB 107. Companies having sufficient historical share option exercise experience may not apply the simplified method. Because Lexmark’s expected term assumption was based upon an analysis of historical option exercise behavior, SAB 110 will have no impact to the Company’s financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), replacing SFAS No. 141, Business Combinations (“SFAS 141”). SFAS 141R retains the fundamental requirements of purchase method accounting for acquisitions as set forth previously in SFAS 141. However, this statement defines the acquirer as the entity that obtains control of a business in the business combination, thus broadening the scope of SFAS 141 which applied only to business combinations in which control was obtained through transfer of consideration. SFAS 141R also requires several changes in the way assets and liabilities are recognized and measured in purchase accounting including expensing acquisition-related costs as incurred, recognizing assets and liabilities arising from contractual contingencies at the acquisition date, and capitalizing in-process research and development. SFAS 141R also requires the acquirer to recognize a gain in earnings for bargain purchases, or the excess of the fair value of net assets over the consideration transferred plus any noncontrolling interest in the acquiree, a departure from the concept of “negative goodwill” previously recognized under SFAS 141. SFAS 141R is effective for the Company beginning January 1, 2009, and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 (“SFAS 160”). SFAS 160 applies to all companies that prepare consolidated financial statements but will only affect companies that have a noncontrolling interest in a subsidiary or that deconsolidate a subsidiary. SFAS 160 clarifies that noncontrolling interests be reported as a component separate from the parent’s equity and that changes in the parent’s ownership interest in a subsidiary be recorded as equity transactions if the parent retains its controlling interest in the subsidiary. The statement also requires consolidated net income to include amounts attributable to both the parent and the noncontrolling interest on the face of the income statement. In addition, SFAS 160 requires a parent to recognize a gain or loss in net income on the date the parent deconsolidates a subsidiary, or ceases to have a controlling financial interest in a subsidiary. SFAS 160 is effective for the Company beginning January 1, 2009, and will apply prospectively, except for the presentation of disclosure requirements, which must be applied retrospectively. The Company does not expect the adoption of SFAS 160 will have a material impact on its financial position, results of operations and cash flows.

Reclassifications:

Certain prior year amounts have been reclassified, if applicable, to conform to the current presentation.

3.	RESTRUCTURING-RELATED CHARGES AND OTHER

2007 Restructuring

As part of its ongoing efforts to optimize its cost and expense structure, the Company continually reviews its resources in light of a variety of factors. On October 23, 2007, the Company announced a plan (the “2007 Restructuring Plan”) which includes:

•	Closure of one of the Company’s inkjet supplies manufacturing facilities in Mexico and additional optimization measures at the remaining inkjet facilities in Mexico and the Philippines.

•	Reduction of the Company’s business support cost and expense structure by further consolidating activity globally and expanding the use of shared service centers in lower-cost regions. The areas impacted are supply chain, service delivery, general and administrative expense, as well as marketing and sales support functions.

•	Focusing consumer segment marketing and sales efforts into countries or geographic regions that have the highest supplies usage.

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

For the year ended December 31, 2007, the Company incurred $30.8 million for the 2007 Restructuring Plan as follows:

Accelerated depreciation charges	$5.1
Employee termination benefit charges	25.7

Total restructuring-related charges	$30.8

The accelerated depreciation charges were determined in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The accelerated depreciation charges are included in Cost of revenue on the Consolidated Statements of Earnings.

Employee termination benefit charges were accrued in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, as appropriate. Employee termination benefit charges include severance, medical and other benefits and are included in Restructuring and other, net on the Consolidated Statements of Earnings.

The following table presents a rollforward of the liability incurred for employee termination benefits in connection with the 2007 Restructuring Plan. The liability is included in Accrued liabilities on the Company’s Consolidated Statements of Financial Position.

Employee
Termination
Benefits
Balance at January 1, 2007	$—
Costs incurred	25.7
Payments & other(1)	(4.6)

Balance at December 31, 2007	$21.1

(1)	Other consists of pension related items that will be settled through the Company’s pension plans.

For the year ended December 31, 2007, the Company incurred restructuring-related charges of $6.5 million in its Business segment, $13.9 million in its Consumer segment and $10.4 million in All other. The Company expects to incur charges related to the 2007 Restructuring Plan of approximately $14 million in its Business segment, approximately $19 million in its Consumer segment and approximately $22 million in All other.

2006 Restructuring

During the first quarter of 2006, the Company approved a plan to restructure its workforce, consolidate some manufacturing capacity and make certain changes to its U.S. retirement plans (collectively referred to as the “2006 actions”). The workforce restructuring eliminated or transferred over 1,400 positions from various business functions and job classes, with over 850 positions being eliminated, and over 550 positions being transferred from various locations primarily to low-cost countries. Lexmark consolidated its manufacturing capacity to reduce manufacturing costs, including the closure of its Rosyth, Scotland inkjet cartridge manufacturing facility and Orleans, France laser toner facilities, and reduced its operating expenses, particularly in the areas of supply chain, general and administrative and marketing and sales support. Lexmark also froze pension benefits in its defined benefit pension plan for U.S. employees, effective April 3, 2006, and at the same time changed from a maximum Company matching contribution of three percent of eligible compensation to an automatic Company contribution of one percent and a maximum Company matching contribution of five percent to Lexmark’s existing 401(k) plan. Except for approximately 100 positions that were eliminated in 2007, activities related to the 2006 actions were substantially completed at the end of 2006.

For the year ended December 31, 2006, the Company incurred pre-tax charges of $121.1 million related to the 2006 actions which were partially offset by a $9.9 million pension curtailment gain. Of the $111.2 million of net pre-tax charges incurred, $40.0 million is included in Cost of revenue and $71.2 million in Restructuring and other, net on the Company’s Consolidated Statements of Earnings. For the year ended December 31, 2006, the Company incurred total pre-tax restructuring-related charges of $35.2 million in its Business segment, $54.7 million in its Consumer segment and $31.2 million in All other. All other operating income also included the $9.9 million pension curtailment gain.

The following table presents a rollforward of the liability incurred for employee termination benefit and contract termination and lease charges in connection with the 2006 actions. The liability is included in Accrued liabilities on the Company’s Consolidated Statements of Financial Position.

	Employee
	Termination	Contract
	Benefit	Termination &
	Charges	Lease Charges	Total
Balance at January 1, 2006	$—	$—	$—
Costs incurred	75.9	5.2	81.1
Payments	(46.2)	(0.4)	(46.6)
Other (1)	(4.4)	—	(4.4)

Balance at December 31, 2006	25.3	4.8	30.1
Payments & other (2)	(14.0)	(1.7)	(15.7)
Reversals	(0.9)	(1.7)	(2.6)

Balance at December 31, 2007	$10.4	$1.4	$11.8

(1)	Other consists primarily of special termination benefits that are paid out of the U.S. pension plan.

(2)	Other consists of additions due to positions being eliminated in 2007 and changes in the liability balance due to foreign currency translations.

During the first quarter of 2007, the Company sold its Rosyth, Scotland facility for $8.1 million and recognized a $3.5 million pre-tax gain on the sale.

During the second quarter of 2007, the Company substantially liquidated the remaining operations of its Scotland entity and recognized an $8.1 million pre-tax gain from the realization of the entity’s accumulated foreign currency translation adjustment generated on the investment in the entity during its operating life. This gain is included in Other (income) expense, net on the Company’s Consolidated Statements of Earnings.

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

Lexmark has various stock incentive plans to encourage employees and nonemployee directors to remain with the Company and to more closely align their interests with those of the Company’s stockholders. As of December 31, 2007, awards under the programs consisted of stock options, restricted stock units (“RSUs”) and deferred stock units (“DSUs”). The Company currently issues the majority of shares related to its stock incentive plans from the Company’s authorized and unissued shares of Class A Common Stock. Approximately 47.9 million shares of Class A Common Stock have been authorized for these stock incentive plans.

For the years ended December 31, 2007 and 2006, the Company incurred pre-tax stock-based compensation expense under SFAS 123R of $41.3 million and $43.2 million, respectively, in the Consolidated Statements of Earnings. The Company recorded pre-tax compensation expense of $2.9 million in 2005 related to its stock incentive plans prior to the adoption of SFAS 123R.

The following table presents a breakout of the stock-based compensation expense recognized for the years ended December 31:

	2007	2006
Cost of revenue	$3.4	$6.0
Research and development	6.2	6.9
Selling, general and administrative	31.7	30.3

Stock-based compensation expense before income taxes	41.3	43.2
Income tax benefit	(15.9)	(16.5)

Stock-based compensation expense after income taxes	$25.4	$26.7

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

Stock Options

Generally, options expire ten years from the date of grant. Options granted during 2007, 2006 and 2005, vest in approximately equal annual installments over a three-year period based upon continued employment or service on the board of directors.

For the year ended December 31, 2007, 2006 and 2005, the weighted average fair value of options granted were $18.52, $13.62 and $16.78, respectively. The fair value of each option award on the grant date was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2007	2006	2005
Expected dividend yield	—	—	—
Expected stock price volatility	30%	32%	24%
Weighted average risk-free interest rate	4.7%	4.7%	3.4%
Weighted average expected life of options (years)	4.0	3.1	2.9

A summary of the status of the Company’s stock-based compensation plans as of December 31, 2007 and 2006, and changes during the years then ended is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
		Price	Contractual	Intrinsic
	Options	(Per Share)	Life (Years)	Value
Outstanding at December 31, 2005	12.8	$66.30	6.1	$23.6
Granted	0.9	50.09
Exercised	(1.4)	38.63
Forfeited or canceled	(0.9)	77.43

Outstanding at December 31, 2006	11.4	$67.65	5.6	$138.2
Granted	0.6	60.39
Exercised	(0.3)	34.02
Forfeited or canceled	(0.5)	78.39

Outstanding at December 31, 2007	11.2	$67.82	4.9	$2.2

Exercisable at December 31, 2006	8.8	$69.12	5.3	$99.9

Exercisable at December 31, 2007	9.5	$68.52	4.5	$2.2

For the years ended December 31, 2007 and 2006, the total intrinsic value of options exercised was $7.7 million and $34.2 million, respectively. As of December 31, 2007, the Company had $8.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested stock options that will be recognized over the weighted average period of 1.3 years.

A summary of the status of the Company’s stock option plans as of December 31, 2005, and changes during the year then ended is presented below:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding at December 31, 2004	12.3	$60.73
Granted	2.2	81.96
Exercised	(1.2)	35.61
Forfeited or canceled	(0.5)	71.36

Outstanding at December 31, 2005	12.8	$66.30

As of December 31, 2005, there were 9.0 million options exercisable.

Restricted Stock and Deferred Stock Units

Lexmark has granted RSUs with various vesting periods and generally these awards vest based upon continued employment with the Company. As of December 31, 2007, the Company has issued DSUs to certain members of management who elected to defer all or a portion of their annual bonus into such units and to certain nonemployee directors who elected to defer all or a portion of their annual retainer, chair retainer and/or meeting fees into such units. These DSUs are 100% vested when issued. The Company has also issued supplemental DSUs to certain members of management upon the election to defer all or a portion of an annual bonus into DSUs. These supplemental DSUs vest at the end of five years based upon continued employment with the Company. The cost of the RSUs and supplemental DSUs, generally determined to be the fair market value of the shares at the date of grant, is charged to compensation expense ratably over the vesting period of the award.

A summary of the status of the Company’s RSU and DSU grants as of December 31, 2007 and 2006, and changes during the year then ended is presented below:

		Weighted	Weighted
		Average	Average
		Grant Date	Remaining	Aggregate
		Fair Value	Contractual	Intrinsic
	Units	(Per Share)	Life (Years)	Value

RSUs and DSUs at December 31, 2005	0.4	$54.55	4.2	$18.4
Granted	0.6	48.75
Vested	(0.1)	35.52
Forfeited or canceled	(0.1)	54.89

RSUs and DSUs at December 31, 2006	0.8	$52.84	3.5	$61.9

Granted	0.5	56.08
Vested	(0.1)	58.62
Forfeited or canceled	—	54.43

RSUs and DSUs at December 31, 2007	1.2	$53.79	2.6	$42.6

For the years ended December 31, 2007 and 2006, the total fair value of RSUs and DSUs that vested was $3.2 million and $4.9 million, respectively. As of December 31, 2007, the Company had $33.7 million of total unrecognized compensation expense, net of estimated forfeitures, related to RSUs and DSUs that will be recognized over the weighted average period of 3.1 years.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“ESPP”) enables substantially all regular employees to purchase full or fractional shares of Lexmark Class A Common Stock through payroll deductions of up to 10% of eligible compensation. Effective January 1, 2006, the ESPP was amended whereby the share price paid by an employee is 85% of the closing market price on the last business day of the respective offering period. Prior to January 1, 2006, the share price paid by an employee was 85% of the lesser of the closing market price on (i) the last business day immediately preceding the first day of the respective offering period and (ii) the last business day of the respective offering period. The ESPP provides semi-annual offering periods beginning each January 1 and July 1. During the years ended December 31, 2007, 2006 and 2005, employees paid the Company $5.6 million, $6.2 million and $8.6 million, respectively, to purchase approximately 0.1 million shares during each of these years. During 2007 and 2006, the Company recognized approximately $0.9 million and $1.9 million of compensation expense related to this ESPP activity due to the adoption of SFAS 123R mentioned earlier. Compensation expense was calculated using the fair value of the employees’ purchase rights under the Black-Scholes model.

The Company discontinued the ESPP as of December 31, 2007. Employees enrolled in the ESPP during the offering period that ended December 31, 2007, qualified for the final ESPP purchase executed according the plan provisions described above.

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

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	2005
Net earnings, as reported	$356.3
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(52.3	)(1)

Pro forma net income	$304.0

Net earnings per share:
Basic — as reported	$2.94
Basic — pro forma	2.51
Diluted — as reported	$2.91
Diluted — pro forma	2.48

(1)	2005 stock-based employee compensation expense includes the $25 million (pre-tax) impact of the acceleration of certain unvested “out-of-the-money” stock options performed in December 2005.

5.	MARKETABLE SECURITIES

The Company evaluates its marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and has determined that all of its investments in marketable securities should be classified as available-for-sale and reported at fair value, with unrealized gains and losses recorded in Accumulated other comprehensive earnings (loss). The fair values of the Company’s available-for-sale marketable securities are based on quoted market prices or other observable market data, or in some cases, the Company’s amortized cost, which approximates fair value due to the frequent resetting of interest rates resulting in repricing of the investments.

As of December 31, 2007, the Company had gross unrealized losses and gross unrealized gains of $1.5 million and $1.5 million, respectively, related to its marketable securities. Substantially all of the unrealized losses as of December 31, 2007, have been in a loss position for less than 12 months. As of December 31, 2006, the Company had immaterial gross unrealized losses related to its marketable securities. The Company assesses its marketable securities for other-than-temporary declines in value by considering various factors that include, among other things, any events that may affect the creditworthiness of a security’s issuer, the length of time the security has been in a loss position, and the Company’s ability and intent to hold the security until a forecasted recovery of fair value that may include holding the security to maturity.

At December 31, 2007, the Company’s available-for-sale Marketable securities consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Municipal debt securities	$78.9	$—	$—	$78.9
Corporate debt securities	147.6	0.1	(0.7)	147.0
U.S. gov’t and agency debt securities	65.6	0.3	—	65.9
Asset-backed and mortgage-backed securities	246.8	1.1	(0.8)	247.1

Total debt securities	538.9	1.5	(1.5)	538.9
Preferred securities	0.5	—	—	0.5

Total security investments	539.4	1.5	(1.5)	539.4
Cash equivalents	(20.3)	—	—	(20.3)

Total marketable securities	$519.1	$1.5	$(1.5)	$519.1

At December 31, 2006, the Company’s available-for-sale Marketable securities consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Municipal debt securities	$172.2	$—	$—	$172.2
Corporate debt securities	220.7	—	—	220.7
U.S. gov’t and agency debt securities	10.6	—	—	10.6
Asset-backed and mortgage-backed securities	31.1	—	—	31.1

Total security investments	434.6	—	—	434.6
Cash equivalents	(28.3)	—	—	(28.3)

Total marketable securities	$406.3	$—	$—	$406.3

Although contractual maturities of the Company’s debt securities may be greater than one year, the investments are classified as current assets in the Consolidated Statements of Financial Position due to the Company’s expected holding period of less than one year. The contractual maturities of the Company’s available-for-sale marketable debt securities noted above were as follows:

	2007		2006
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

Due in less than one year	$111.3	$111.2	$211.2	$211.2
Due in 1-5 years	210.9	211.1	41.3	41.3
Due after 5 years	217.2	217.1	182.1	182.1

Total available-for-sale marketable debt securities	$539.4	$539.4	$434.6	$434.6

Proceeds from the sales and maturities of the Company’s available-for-sale marketable securities were $855.3 million in 2007, $1,721.0 million in 2006 and $1,824.7 million in 2005. The Company recognized immaterial gross realized gains and losses from these sales in 2007, 2006 and 2005. The Company uses the specific identification method when accounting for the costs of its available-for-sale marketable securities sold.

6.	TRADE RECEIVABLES

The Company’s trade receivables are reported in the Consolidated Statements of Financial Position net of allowances for doubtful accounts and product returns. Trade receivables consisted of the following at December 31:

	2007	2006

Gross trade receivables	$615.3	$622.3
Allowances	(36.5)	(38.0)

Trade receivables, net	$578.8	$584.3

In the U.S., the Company transfers a majority of its receivables to its wholly-owned subsidiary, Lexmark Receivables Corporation (“LRC”), which then may transfer the receivables on a limited recourse basis to an unrelated third party. The financial results of LRC are included in the Company’s consolidated financial results. LRC is a separate legal entity with its own separate creditors who, in a liquidation of LRC, would be entitled to be satisfied out of LRC’s assets prior to any value in LRC becoming available for equity claims of the Company.

In October 2004, the Company entered into an amended and restated agreement to sell a portion of its trade receivables on a limited recourse basis. The amended agreement allows for a maximum capital availability of $200 million under this facility. The primary purpose of the amendment was to extend the term of the facility to October 16, 2007, with required annual renewal of commitments.

During the first quarter of 2007, the Company amended the facility to allow LRC to repurchase receivables previously transferred to the unrelated third party. Prior to the 2007 amendment, the Company accounted for the transfer of receivables from LRC to the unrelated third party as sales of receivables. As a result of the 2007 amendment, the Company accounts for the transfers of receivables from LRC to the unrelated third party as a secured borrowing with a pledge of its receivables as collateral. The amendment became effective in the second quarter of 2007. In October 2007, the facility was renewed until October 3, 2008.

This facility contains customary affirmative and negative covenants as well as specific provisions related to the quality of the accounts receivables transferred. As collections reduce previously transferred receivables, the Company may replenish these with new receivables. Lexmark bears a limited risk of bad debt losses on the trade receivables transferred, since the Company over-collateralizes the receivables transferred with additional eligible receivables. Lexmark addresses this risk of loss in its allowance for doubtful accounts. Receivables transferred to the unrelated third-party may not include amounts over 90 days past due or concentrations over certain limits with any one customer.

At December 31, 2007, there were no secured borrowings under the facility. At December 31, 2006, there were no trade receivables outstanding under the facility.

Expenses incurred under this program totaling $0.6 million, $0.9 million and $1.0 million in 2007, 2006 and 2005, respectively, are included in Other (income) expense, net, on the Consolidated Statements of Earnings.

7.	INVENTORIES

Inventories consisted of the following at December 31:

	2007	2006

Work in process	$127.2	$119.7
Finished goods	337.2	338.1

Inventories	$464.4	$457.8

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31:

	Useful Lives
	(Years)	2007	2006

Land and improvements	20	$37.7	$35.7
Buildings and improvements	10-35	512.7	502.6
Machinery and equipment	2-10	1,023.3	992.8
Information systems	3-4	136.7	121.4
Internal use software	3-5	192.9	178.8
Furniture and other	3-7	91.7	71.4

		1,995.0	1,902.7
Accumulated depreciation		(1,126.0)	(1,055.9)

Property, plant and equipment, net		$869.0	$846.8

Depreciation expense was $191.0 million, $199.5 million and $157.1 million in 2007, 2006 and 2005, respectively.

9.	ACCRUED LIABILITIES AND OTHER LIABILITIES

Accrued liabilities, in the current liabilities section of the balance sheet, consisted of the following at December 31:

	2007	2006

Copyright fees	$117.5	$97.8
Compensation	111.0	132.3
Deferred revenue	84.1	81.9
Marketing programs	67.1	72.9
Warranty	62.3	62.7
Other	268.5	276.1

Accrued liabilities	$710.5	$723.7

In accordance with the disclosure requirements of FIN 45, changes in the Company’s aggregate warranty liability, which includes both warranty and extended warranty (deferred revenue), are presented below:

	2007	2006

Balance at January 1	$212.4	$195.0
Accruals for warranties issued	284.9	231.5
Accruals related to pre-existing warranties (including amortization of deferred revenue for extended warranties and changes in estimates)	(57.9)	(53.0)
Settlements made (in cash or in kind)	(188.2)	(161.1)

Balance at December 31	$251.2	$212.4

Both warranty and the short-term portion of extended warranty are included in Accrued liabilities on the Consolidated Statements of Financial Position. The long-term portion of extended warranty is included in Other liabilities on the Consolidated Statements of Financial Position.

Other liabilities, in the noncurrent liabilities section of the balance sheet, consisted of the following at December 31:

	2007	2006

Deferred revenue	$124.3	$85.5
Pension/Postretirement	117.9	119.6
Other	103.3	134.9

Other liabilities	$345.5	$340.0

10.	DEBT

Senior Notes — Long-term Debt and Current Portion of Long-term Debt

Lexmark has outstanding $150.0 million principal amount of 6.75% senior notes due May 15, 2008, which was initially priced at 98.998%, to yield 6.89% to maturity. A balance of $149.9 million (net of the unamortized discount of $0.1 million) was outstanding at December 31, 2007. At December 31, 2006, the balance was $149.8 million (net of the unamortized discount of $0.2 million). As the notes mature in May 2008, the senior notes were reclassified from Long-term debt to Current portion of long-term debt during 2007.

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

Credit Facility

Effective January 20, 2005, Lexmark entered into a $300 million 5-year senior, unsecured, multi-currency revolving credit facility with a group of banks. Under the credit facility, the Company may borrow in dollars, euros, British pounds sterling and Japanese yen. Under certain circumstances, the aggregate amount available under the facility may be increased to a maximum of $500 million. As of December 31, 2007 and 2006, there were no amounts outstanding under the credit facility.

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

Short-term Debt

Lexmark’s Brazilian operation has a short-term, uncommitted line of credit. The interest rate on this line of credit varies based upon the local prevailing interest rates at the time of borrowing. The interest rate averaged approximately 15% and 19% during 2007 and 2006, respectively. As of December 31, 2007 and 2006, there were no amounts outstanding under the credit facility.

Other

Total cash paid for interest on the debt facilities amounted to $12.6 million, $12.7 million and $10.8 million in 2007, 2006 and 2005, respectively.

The components of Interest (income) expense, net in the Consolidated Statements of Earnings were as follows:

	2007	2006	2005

Interest income	$(34.2)	$(34.2)	$(37.7)
Interest expense	13.0	12.1	11.2

Total	$(21.2)	$(22.1)	$(26.5)

11.	INCOME TAXES

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

The amount of unrecognized tax benefits at December 31, 2007, was $53.5 million, of which $43.5 million would affect the Company’s effective tax rate if recognized. The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of its income tax provision. As of December 31, 2007, the Company had $7.4 million of accrued interest and penalties. During 2007, releases of $3.7 million of accrued interest and penalties were included in the Company’s results of operations.

FIN 48 Additional Disclosures

It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the expiration of various statutes of limitations or the conclusion of ongoing tax audits in various jurisdictions around the world. If those events occur within the next 12 months, the Company estimates that its unrecognized tax benefits amount could decrease by an amount in the range of $0 to $18 million, the impact of which would affect the Company’s effective tax rate.

Several tax years are subject to examination by major tax jurisdictions. In the U.S., federal tax years 2004 and after are subject to examination. The Internal Revenue Service (“IRS”) is currently auditing tax years 2004 and 2005. In France, tax years 2006 and after are subject to examination. In Switzerland, tax years 2002 and after are subject to examination. In most of the other countries where the Company files income tax returns, 2002 is the earliest tax year that is subject to examination. The Company believes that adequate amounts have been provided for any adjustments that may result from those examinations.

A reconciliation of the total beginning and ending amounts of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$59.8
Increases/(decreases) in unrecognized tax benefits as a result of tax positions taken during a prior period	(5.5)
Increases/(decreases) in unrecognized tax benefits as a result of tax positions taken during the current period	10.4
Increases/(decreases) in unrecognized tax benefits relating to settlements with taxing authorities	(11.2)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	—

Balance at December 31, 2007	$53.5

Provision for Income Taxes

The Provision for income taxes consisted of the following:

	2007	2006	2005

Current:
Federal	$35.4	$96.0	$143.4
Non-U.S.	34.8	37.2	61.0
State and local	6.5	9.6	15.3

	76.7	142.8	219.7

Deferred:
Federal	(7.9)	(31.5)	(7.8)
Non-U.S.	(20.0)	12.3	(14.1)
State and local	(0.1)	(2.7)	(0.4)

	(28.0)	(21.9)	(22.3)

Provision for income taxes	$48.7	$120.9	$197.4

Earnings before income taxes were as follows:

	2007	2006	2005

U.S.	$135.7	$219.4	$339.0
Non-U.S.	213.8	239.9	214.7

Earnings before income taxes	$349.5	$459.3	$553.7

The Company realized an income tax benefit from the exercise of certain stock options in 2007, 2006 and 2005 of $3.4 million, $11.8 million and $15.8 million, respectively. This benefit resulted in a decrease in current income taxes payable and an increase in capital in excess of par.

A reconciliation of the provision for income taxes using the U.S. statutory rate and the Company’s effective tax rate was as follows:

	2007		2006		2005
	Amount	%	Amount	%	Amount	%

Provision for income taxes at statutory rate	$122.3	35.0%	$160.8	35.0%	$193.8	35.0%
State and local income taxes, net of federal tax benefit	6.8	2.0	7.5	1.6	12.4	2.2
Foreign tax differential	(42.2)	(12.1)	(23.9)	(5.2)	(41.2)	(7.4)
Research and development credit	(5.6)	(1.6)	(6.8)	(1.5)	(14.0)	(2.5)
Repatriation under AJCA	—	—	—	—	51.9	9.4
Tax-exempt interest, net of related expenses	(1.4)	(0.4)	(3.6)	(0.8)	(4.7)	(0.9)
Valuation allowance	0.2	0.1	7.9	1.7	2.4	0.4
Reversal of previously accrued taxes	(18.4)	(5.3)	(14.3)	(3.1)	—	—
Adjustments to previously recorded taxes	(11.2)	(3.2)	—	—	—	—
Other	(1.8)	(0.6)	(6.7)	(1.4)	(3.2)	(0.6)

Provision for income taxes	$48.7	13.9%	$120.9	26.3%	$197.4	35.6%

The effective income tax rate was 13.9% for the year ended December 31, 2007. The 12.4 percentage point reduction YTY of the effective tax rate was primarily due to a geographic shift of earnings (6.9 percentage points) as well as reversals and adjustments of previously accrued taxes (5.4 percentage points). During 2007, the Company reversed $18.4 million of previously accrued taxes mostly due to the settlement of a tax audit outside the U.S. and recorded $11.2 million of adjustments to previously recorded tax amounts. Specific to the fourth quarter of 2007, the Company recorded adjustments of $6.4 million to previously recorded tax amounts. The impact of these adjustments was insignificant to prior periods.

The effective income tax rate was 26.3% for the year ended December 31, 2006. During 2006, the IRS completed its examination of the Company’s income tax returns for the years 2002 and 2003. Upon completion of that audit, the Company reversed $2.5 million of previously accrued taxes. Additionally, the Company also reversed $11.8 million of previously accrued taxes based on the expiration of various domestic and foreign statutes of limitation. The benefit of those two reversals was included in the 2006 tax rate.

During 2006, the Company was subject to a tax holiday in Switzerland with respect to the earnings of one of the Company’s wholly-owned Swiss subsidiaries. The holiday expired at the end of 2006. The benefit derived from the tax holiday was $1.6 million in 2006 and $11.5 million in 2005.

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

Deferred income tax assets and (liabilities)

Significant components of deferred income tax assets and (liabilities) at December 31 were as follows:

	2007	2006

Deferred tax assets:
Tax loss carryforwards	$2.6	$11.6
Inventories	14.5	13.6
Pension	14.7	19.7
Warranty	11.2	10.2
Postretirement benefits	21.9	24.0
Equity compensation	28.5	16.4
Other	64.4	36.4
Deferred tax liabilities:
Property, plant and equipment	(32.7)	(29.8)

	125.1	102.1
Valuation allowances	(0.9)	(6.1)

Net deferred tax assets	$124.2	$96.0

The Company has non-U.S. tax loss carryforwards of $11.7 million, of which $5.9 million is subject to a valuation allowance. The remaining $5.8 million has an indefinite carryforward period. The Company believes that, for any tax loss carryforward where a valuation allowance has not been provided, the associated asset will be realized because there will be sufficient income in the future to absorb the loss.

Deferred income taxes have not been provided on the majority of the undistributed earnings of foreign subsidiaries. Undistributed earnings of non-U.S. subsidiaries included in the consolidated retained earnings were approximately $1,010.6 million as of December 31, 2007. It is not practicable to estimate the amount of additional tax that may be payable on the foreign earnings. The Company does not plan to initiate any action that would precipitate the payment of income taxes.

Other

Cash paid for income taxes was $76.1 million, $134.4 million and $164.2 million in 2007, 2006 and 2005, respectively.

On November 10, 2005, the FASB issued FSP No. FAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP 123R-3”). The Company elected to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon the adoption of SFAS 123R.

12.	STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE EARNINGS (LOSS)

The Class A Common Stock is voting and exchangeable for Class B Common Stock in very limited circumstances. The Class B Common Stock is non-voting and is convertible, subject to certain limitations, into Class A Common Stock.

At December 31, 2007, approximately 772.4 million and 1.8 million shares of Class A and Class B Common Stock were unissued and unreserved. These shares are available for a variety of general corporate purposes, including future public offerings to raise additional capital and for facilitating acquisitions.

In January 2006, the Company received authorization from the board of directors to repurchase an additional $1.0 billion of its Class A Common Stock for a total repurchase authority of $3.9 billion. As of December 31, 2007, there was approximately $0.3 billion of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During 2007, the Company repurchased approximately 2.7 million shares at a cost of approximately $0.2 billion. As of December 31, 2007, since the inception of the program in April 1996, the Company had repurchased approximately 74.1 million shares for an aggregate cost of approximately $3.6 billion. As of December 31, 2007, the Company had reissued approximately 0.5 million shares of previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million and 16.0 million shares of treasury stock in 2005 and 2006, respectively, the net treasury shares outstanding at December 31, 2007, were 13.6 million.

In December 2005 and October 2006, the Company received authorization from the board of directors to retire 44.0 million and 16.0 million shares, respectively, of the Company’s Class A Common Stock currently held in the Company’s treasury as treasury stock. The retired shares resumed the status of authorized but unissued shares of Class A Common Stock. Refer to the Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings for the effects on Common stock, Capital in excess of par, Retained earnings and Treasury stock from the retirement of the 44.0 million shares of Class A Common Stock in 2005 and 16.0 million shares of Class A Common Stock in 2006.

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

Comprehensive earnings (loss) for the years ended December 31, net of taxes, consists of the following:

	2007	2006	2005

Net earnings	$300.8	$338.4	$356.3
Other comprehensive earnings (loss):
Foreign currency translation adjustment	22.5	22.3	(19.3)
Cash flow hedging, net of reclassifications (net of tax benefit (liability) of $0.1 in 2007, $0.2 in 2006 and $(4.6) in 2005)	(0.7)	(6.4)	35.9
Minimum pension liability adjustments (net of tax (liability)
benefit of $(16.5) in 2006 and $8.2 in 2005)	—	26.9	(14.8)
SFAS 158 pension or other postretirement benefits, net of
reclassifications (net of tax (liability) of $(2.8) in 2007)	17.5	—	—
Net unrealized gain (loss) on marketable securities (net of tax (liability) benefit of $(0.0) in 2007, $(0.1) in 2006 and $(0.0) in 2005)	—	0.6	0.2

Comprehensive earnings	$340.1	$381.8	$358.3

Accumulated other comprehensive (loss) earnings for the years ended December 31 consists of the following:

	Foreign			Pension or	Net Unrealized	Accumulated
	Currency		Minimum	Other	(Loss) Gain on	Other
	Translation	Cash Flow	Pension	Postretirement	Marketable	Comprehensive
	Adjustment	Hedges	Liability	Benefits	Securities	(Loss) Earnings

Balance at 12/31/04	$4.1	$(28.8)	$(139.8)	$—	$(0.8)	$(165.3)
2005 Change	(19.3)	35.9	(14.8)	—	0.2	2.0

Balance at 12/31/05	(15.2)	7.1	(154.6)	—	(0.6)	(163.3)
2006 Change	22.3	(6.4)	26.9	—	0.6	43.4
Adoption of SFAS 158	—	—	127.7	(138.7)	—	(11.0)

Balance at 12/31/06	7.1	0.7	—	(138.7)	—	(130.9)
2007 Change	22.5	(0.7)	—	17.5	—	39.3

Balance at 12/31/07	$29.6	$—	$—	$(121.2)	$—	$(91.6)

13.	EARNINGS PER SHARE (“EPS”)

The following table presents a reconciliation of the numerators and denominators of the basic and diluted net EPS calculations for the years ended December 31:

	2007	2006	2005

Numerator:
Net earnings	$300.8	$338.4	$356.3

Denominator:
Weighted average shares used to compute basic EPS	95.3	102.8	121.0
Effect of dilutive securities — employee stock plans	0.5	0.7	1.3

Weighted average shares used to compute diluted EPS	95.8	103.5	122.3

Basic net EPS	$3.16	$3.29	$2.94
Diluted net EPS	$3.14	$3.27	$2.91

RSUs and stock options totaling an additional 5.1 million, 5.3 million and 3.3 million of Class A Common Stock in 2007, 2006 and 2005, respectively, were outstanding but were not included in the computation of diluted net earnings per share because the effect would have been antidilutive.

14.	PENSION AND OTHER POSTRETIREMENT PLANS

Lexmark and its subsidiaries have defined benefit and defined contribution pension plans that cover certain of its regular employees, and a supplemental plan that covers certain executives. Medical, dental and life insurance plans for retirees are provided by the Company and certain of its non-U.S. subsidiaries.

Effective April 3, 2006, Lexmark froze pension benefits in its defined benefit pension plan for U.S. employees and at the same time changed from a maximum Company matching contribution of three percent of eligible compensation to an automatic Company contribution of one percent and a maximum Company matching contribution of five percent to Lexmark’s existing 401(k) plan. As a result, during 2006, the Company recognized a $9.9 million pension curtailment gain due to the freeze of benefit accruals in the U.S. Additionally, in 2006 and 2007, the Company made a maximum Company matching contribution of six percent to a nonqualified deferred compensation plan on compensation amounts in excess of IRS qualified plan limits.

Effective December 31, 2006, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 required recognition of the funded status of a benefit plan in the statement of financial position and recognition in other comprehensive earnings of certain gains and losses that arise during the period, but are deferred under pension accounting rules.

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

Obligations and funded status at December 31:

	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006

Change in Benefit Obligation:
Benefit obligation at beginning of year	$777.1	$797.9	$46.6	$58.3
Service cost	2.6	7.9	1.7	1.8
Interest cost	42.3	42.0	2.5	2.5
Contributions by plan participants	3.4	1.6	4.2	3.5
Actuarial gain	(19.4)	(25.7)	(1.1)	(0.3)
Benefits paid	(53.3)	(52.3)	(6.5)	(5.9)
Foreign currency exchange rate changes	7.6	16.5	—	—
Plan amendments and adjustments	0.6	0.5	—	(13.6)
Settlement, curtailment or special termination losses	1.3	(11.3)	0.4	0.3

Benefit obligation at end of year	762.2	777.1	47.8	46.6

Change in Plan Assets:
Fair value of plan assets at beginning of year	718.5	678.4	—	—
Actual return on plan assets	34.5	78.3	—	—
Contributions by the employer	4.0	4.0	2.3	2.4
Benefits paid	(53.3)	(52.3)	(6.5)	(5.9)
Foreign currency exchange rate changes	7.3	15.8	—	—
Plan amendments and adjustments	0.5	(2.8)	—	—
Contributions by plan participants	3.4	1.6	4.2	3.5
Settlements	(0.5)	(4.5)	—	—

Fair value of plan assets at end of year	714.4	718.5	—	—

Unfunded status at end of year	(47.8)	(58.6)	(47.8)	(46.6)
Net loss	203.5	226.3	12.1	14.1
Prior service cost (credit)	0.3	0.3	(15.7)	(20.0)

Net amount recognized	$156.0	$168.0	$(51.4)	$(52.5)

Amounts Recognized in the Consolidated Statements of Financial Position:
Noncurrent assets	$19.1	$9.0	$—	$—
Current liabilities	(1.3)	(1.2)	(3.5)	(3.3)
Noncurrent liabilities	(65.6)	(66.4)	(44.3)	(43.3)
Accumulated other comprehensive loss (earnings),
net of tax	123.3	142.4	(2.2)	(3.7)
Deferred tax assets	82.5	85.9	—	—
Deferred tax liabilities	(2.0)	(1.7)	(1.4)	(2.2)

Net amount recognized	$156.0	$168.0	$(51.4)	$(52.5)

The adoption of SFAS 158 in 2006 did not have a material impact on the Company’s results of operations and cash flows. The following table illustrates the incremental effect of applying SFAS 158 on individual line items on the Consolidated Statement of Financial Position as of December 31, 2006:

		SFAS 158
	Before	Adjustment	After

Other assets	$338.7	$(166.5)	$172.2
Accrued liabilities	719.1	4.6	723.7
Other noncurrent liabilities	500.1	(160.1)	340.0
Accumulated other comprehensive loss	(119.9)	(11.0)	(130.9)

The accumulated benefit obligation for all of the Company’s defined benefit pension plans was $756.0 million and $771.4 million at December 31, 2007 and 2006, respectively.

Pension plans with a benefit obligation in excess of plan assets at December 31:

	2007		2006
	Benefit	Plan	Benefit	Plan
	Obligation	Assets	Obligation	Assets

Plans with projected benefit obligation in excess of plan assets	$664.6	$597.7	$673.9	$606.2
Plans with accumulated benefit obligation in excess of plan assets	659.9	597.5	665.3	601.7

Components of net periodic benefit cost:

				Other Postretirement
	Pension Benefits			Benefits
	2007	2006	2005	2007	2006	2005

Net Periodic Benefit Cost:
Service cost	$2.6	$7.9	$16.9	$1.7	$1.8	$1.8
Interest cost	42.3	42.0	41.9	2.5	2.5	3.1
Expected return on plan assets	(48.8)	(49.2)	(51.2)	—	—	—
Amortization of prior service cost (credit)	—	—	(1.3)	(4.0)	(3.8)	(1.8)
Amortization of net loss	15.1	17.2	16.4	0.9	1.0	0.9
Settlement, curtailment or special termination (gains) losses	2.0	(5.4)	3.4	0.1	(0.1)	0.1

Net periodic benefit cost	$13.2	$12.5	$26.1	$1.2	$1.4	$4.1

Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive income (“AOCI”) (pre-tax) for the year ended December 31, 2007:

		Other
	Pension	Postretirement
	Benefits	Benefits

Net (gain) arising during the period	$(8.1)	$(1.1)
Effect of foreign currency exchange rate changes on amounts included in AOCI	0.6	—
Less amounts recognized as a component of net periodic benefit cost:
Amortization of net loss	(15.1)	(0.9)
Amortization or curtailment recognition of prior service cost (credit)	—	4.3

Total amount recognized in AOCI for the period	(22.6)	2.3

Total amount recognized in net periodic benefit cost and AOCI for the period	$(9.4)	$3.5

The estimated net loss for the defined benefit pension plans that will be amortized from Accumulated other comprehensive earnings (loss) into net periodic benefit cost over the next fiscal year is $11 million. The estimated prior service credit and net loss for the other defined benefit postretirement plans that will be amortized from Accumulated other comprehensive earnings (loss) into net periodic benefit cost over the next fiscal year are $4 million and $1 million, respectively.

Assumptions:

			Other Postretirement
	Pension Benefits		Benefits
	2007	2006	2007	2006

Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31:
Discount rate	6.2%	5.7%	6.0%	5.7%
Rate of compensation increase	3.5%	2.9%	4.0%	4.0%

	Pension			Other
	Benefits			Postretirement Benefits
	2007	2006	2005	2007	2006	2005

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31:
Discount rate	5.7%	5.5%	5.6%	5.7%	5.6%	5.8%
Expected long-term return on plan assets	7.6%	7.6%	7.7%	—	—	—
Rate of compensation increase	2.9%	3.9%	3.9%	4.0%	4.0%	4.0%

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

Lexmark’s U.S. pension plan’s weighted-average asset allocations at December 31, 2007 and 2006, by asset category were as follows:

	2007	2006

Equity investments	75%	76%
Fixed income investments	25%	24%

Total	100%	100%

Defined Contribution Plans

Lexmark also sponsors defined contribution plans for employees in certain countries. Company contributions are generally based upon a percentage of employees’ contributions. The Company’s expense under these plans was $25.8 million, $20.5 million and $13.6 million in 2007, 2006 and 2005, respectively.

Additional Information

Other postretirement benefits:

For measurement purposes, a 7.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2008. The rate is assumed to decrease gradually to 5.25% in 2013 and remain at that level thereafter. A one-percentage-point change in the health care cost trend rate would have a de minimus effect on the benefit cost and obligation since preset caps have been met for the net employer cost of postretirement medical benefits.

Related to Lexmark’s acquisition of the Information Products Corporation from IBM in 1991, IBM agreed to pay for its pro rata share (currently estimated at $30.5 million) of future postretirement benefits for all the Company’s U.S. employees based on pro rated years of service with IBM and the Company.

Cash flows:

In 2008, the Company is currently expecting to contribute approximately $7.5 million to its pension and other postretirement plans.

Lexmark estimates that the future benefits payable for the pension and other postretirement plans are as follows:

		Other Postretirement
	Pension Benefits	Benefits

2008	$49.7	$3.5
2009	49.6	4.0
2010	49.5	4.3
2011	49.8	4.7
2012	50.1	4.7
2013-2017	261.8	24.7

15.	DERIVATIVES, FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

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

Cash Flow Hedges:  Cash flow hedges are hedges of forecasted transactions or of the variability of cash flows to be received or paid related to a recognized asset or liability. From time to time, Lexmark enters into foreign exchange options and forward exchange contracts, generally expiring within twelve months, as hedges of anticipated purchases and sales that are denominated in foreign currencies. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates. The Company also enters into currency swap contracts to hedge foreign currency risks that result from the transfer of various currencies within the Company. The currency swap contracts entered into generally expire within one month.

Accounting for Derivatives and Hedging Activities

All derivatives are recognized in the Consolidated Statements of Financial Position at their fair value. Fair values for Lexmark’s derivative financial instruments are based on pricing models or formulas using current market data, or where applicable, quoted market prices. On the date the derivative contract is entered into, the Company designates the derivative as either a fair value or cash flow hedge. Changes in the fair value of a derivative that is highly effective as — and that is designated and qualifies as — a fair value hedge, along with the loss or gain on the hedged asset or liability are recorded in current period earnings in Cost of revenue on the Consolidated Statements of Earnings. Changes in the fair value of a derivative that is highly effective as — and that is designated and qualifies as — a cash flow hedge are recorded in Accumulated other comprehensive earnings (loss) on the Consolidated Statements of Financial Position, until the underlying transactions occur, at which time the loss or gain on the derivative is recorded in current period earnings in Cost of revenue on the Consolidated Statements of Earnings. Derivatives qualifying as hedges are included in the same section of the Consolidated Statements of Cash Flows as the underlying assets and liabilities being hedged.

As of December 31, 2007, the Company had derivative assets of $0.7 million recorded in Prepaid expenses and other current assets on the Consolidated Statements of Financial Position. As of December 31, 2006, the Company had derivative assets of $11.2 million recorded in Prepaid expenses and other current assets as well as derivative liabilities of $9.8 million recorded in Accrued liabilities on the Consolidated Statements of Financial Position. As of December 31, 2007, there were no deferred gains or losses on derivative instruments recorded in Accumulated other comprehensive earnings (loss.) As of December 31, 2006, a total of $0.7 million of deferred net gains on derivative instruments was recorded in Accumulated other comprehensive earnings (loss), of which $0.7 million was reclassified to earnings during 2007.

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

Lexmark discontinues hedge accounting prospectively when (1) it is determined that a derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (2) the derivative expires or is sold, terminated, or exercised or (3) the derivative is discontinued as a hedge instrument, because it is unlikely that a forecasted transaction will occur. When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value hedge, the derivative will continue to be carried on the Consolidated Statements of Financial Position at its fair value. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the Consolidated Statements of Financial Position at its fair value, and gains and losses that were recorded in Accumulated other comprehensive earnings (loss) are recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the Consolidated Statements of Financial Position, with changes in its fair value recognized in current period earnings. A fair value hedge is entered into when the derivative instrument, for which hedge accounting has been discontinued, exposes earnings to further change in exchange rates. An immaterial portion of the Company’s cash flow hedges was determined to be ineffective, and recognized in current period earnings, during 2007, 2006 and 2005.

Lexmark recorded $8.2 million, $4.6 million and $3.0 million of aggregate net foreign currency transaction losses in 2007, 2006 and 2005, respectively. The aggregate foreign currency transaction net loss amounts include the gains/losses on the Company’s foreign currency fair value hedges for all periods presented.

Financial Instruments

As of December 31, 2007 and 2006, the carrying value of Lexmark’s $150.0 million of senior note debt was $149.9 million and $149.8 million, respectively, and the fair value was $150.3 million and $152.0 million, respectively. The fair value of the debt was estimated based on current rates available to the Company for debt with similar characteristics. As the notes mature in May 2008, the senior notes were reclassified from Long-term debt to Current portion of long-term debt during 2007. As of December 31, 2007 and 2006, the Company had no short-term debt outstanding.

During October 2003, Lexmark entered into interest rate swap contracts to convert its $150.0 million principal amount of 6.75% senior notes from a fixed interest rate to a variable interest rate. The interest rate swaps are designated as a fair value hedge of the Company’s $150.0 million long-term debt. The interest rate swaps are recorded at their fair value and the Company’s long-term debt is adjusted by the same corresponding value in accordance with the short-cut method of SFAS 133. The fair value of the interest rate swaps is combined with the fair value adjustment of the Company’s senior note debt due to immateriality and was presented in Long-term debt at December 31, 2006, and in Current portion of long-term debt at December 31, 2007, on the Consolidated Statements of Financial Position. As of December 31, 2007 and 2006, the fair value of the interest rate swap contracts was an asset of $0.1 million and a liability of $2.2 million, respectively.

Concentrations of Risk

Lexmark’s main concentrations of credit risk consist primarily of short-term cash investments, marketable securities and trade receivables. Short-term cash and marketable securities investments are made in a variety of high quality securities with prudent diversification requirements. The Company seeks diversification among its cash investments by limiting the amount of cash investments that can be made with any one obligor. Credit risk related to trade receivables is dispersed across a large number of customers located in various geographic areas. Collateral such as letters of credit and bank guarantees is required in certain circumstances. Lexmark sells a large portion of its products through third-party distributors and resellers and original equipment manufacturer (“OEM”) customers. If the financial condition or operations of these distributors, resellers and OEM customers were to deteriorate substantially, the Company’s operating results could be adversely affected. The three largest distributor, reseller and OEM customer trade receivable balances collectively represented $281 million or approximately 46% of total trade receivables at December 31, 2007, and $259 million or approximately 42% of total trade receivables at December 31, 2006, of which Dell receivables were $207 million or approximately 34% of total trade receivables at December 31, 2007, and $170 million or approximately 27% of total trade receivables at December 31, 2006. However, Lexmark performs ongoing credit evaluations of the financial position of its third-party distributors, resellers and other customers to determine appropriate credit limits.

Lexmark generally has experienced longer accounts receivable cycles in its emerging markets, in particular, Latin America, when compared to its U.S. and European markets. In the event that accounts receivable cycles in these developing markets lengthen further, the Company could be adversely affected.

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

Commitments

Lexmark is committed under operating leases (containing various renewal options) for rental of office and manufacturing space and equipment. Rent expense (net of rental income) was $55.1 million, $49.9 million and $52.0 million in 2007, 2006 and 2005, respectively. Future minimum rentals under terms of non-cancelable operating leases (net of sublease rental income commitments) as of December 31, 2007, were as follows:

	2008	2009	2010	2011	2012	Thereafter

Minimum lease payments (net of sublease rental income)	$38.1	$26.5	$19.0	$12.7	$10.2	$8.0

Contingencies

In accordance with SFAS No. 5, Accounting for Contingencies, Lexmark records a provision for a loss contingency when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes it has adequate provisions for any such matters.

Legal proceedings

On December 30, 2002 (“02 action”) and March 16, 2004 (“04 action”), the Company filed claims against Static Control Components, Inc. (“SCC”) in the U.S. District Court for the Eastern District of Kentucky (the “District Court”) alleging violation of the Company’s intellectual property and state law rights. At various times in 2004, Pendl Companies, Inc. (“Pendl”), Wazana Brothers International, Inc. (“Wazana”) and NER Data Products, Inc. (“NER”), were added as additional defendants to the claims brought by the Company in the 02 action and/or the 04 action. The Company entered into separate settlement agreements with each of NER, Pendl and Wazana pursuant to which the Company released each party, and each party released the Company, from any and all claims, and at various times in May 2007 the District Court entered orders dismissing with prejudice all such litigation. Similar claims in a separate action were filed by the Company in the District Court against David Abraham and Clarity Imaging Technologies, Inc. (“Clarity”) on October 8, 2004. SCC and Clarity have filed counterclaims against the Company in the District Court alleging that the Company engaged in anti-competitive and monopolistic conduct and unfair and deceptive trade practices in violation of the Sherman Act, the Lanham Act and state laws. SCC has stated in its legal documents that it is seeking approximately $17.8 million to $19.5 million in damages for the Company’s alleged anticompetitive conduct and approximately $1 billion for Lexmark’s alleged violation of the Lanham Act. Clarity has not stated a damage dollar amount. SCC and Clarity are seeking treble damages, attorney fees, costs and injunctive relief. On September 28, 2006, the District Court dismissed the counterclaims filed by SCC alleging that the Company engaged in anti-competitive and monopolistic conduct and unfair and deceptive trade practices in violation of the Sherman Act, the Lanham Act and state laws. On October 13, 2006, SCC filed a Motion for Reconsideration of the District Court’s Order dismissing SCC’s claims, or in the alternative, to amend its pleadings, which the District Court denied on June 1, 2007. On October 13, 2006, the District Court issued an order to stay the action brought against David Abraham and Clarity until a final judgment or settlement are entered into in the consolidated 02 and 04 actions. On June 20, 2007, the District Court Judge ruled that SCC directly infringed one of Lexmark’s patents-in-suit. On June 22, 2007, the jury returned a verdict that SCC did not induce infringement of Lexmark’s patents-in-suit. As to SCC’s defense that the Company has committed patent misuse, in an advisory, non-binding capacity, the jury did find some Company conduct constituted misuse. In the jury’s advisory, non-binding findings, the jury also found that the relevant market was the cartridge market rather than the printer market and that the Company had unreasonably restrained competition in that market. The misuse defense will be decided by the District Court Judge at a later date. A final judgment for the 02 action and the 04 action has not yet been entered by the District Court. SCC filed an appeal of the 02 action and the 04 action with the United States Court of Appeals for the Sixth Circuit Court (“Sixth Circuit”) on November 14, 2007. On December 21, 2007, the Clerk of the Sixth Circuit ordered that SCC show cause why its appeal should not be dismissed for lack of appellate jurisdiction since a final judgment has not been entered by the District Court. On January 18, 2008, SCC amended its civil appeals statement to confine its appeal to orders entered in the 02 action. The question of lack of appellate jurisdiction is pending before the Sixth Circuit.

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

Copyright fees

Certain countries (primarily in Europe) and/or collecting societies representing copyright owners’ interests have taken action to impose fees on devices (such as scanners, printers and multifunction devices) alleging the copyright owners are entitled to compensation because these devices enable reproducing copyrighted content. Other countries are also considering imposing fees on certain devices. The amount of fees, if imposed, would depend on the number of products sold and the amounts of the fee on each product, which will vary by product and by country. The Company has accrued amounts that it believes are adequate to address the risks related to the copyright fee issues currently pending. The financial impact on the Company, which will depend in large part upon the outcome of local legislative processes, the Company’s and other industry participants’ outcome in contesting the fees and the Company’s ability to mitigate that impact by increasing prices, which ability will depend upon competitive market conditions, remains uncertain. As of December 31, 2007 and 2006, the Company has accrued approximately

$117 million and $98 million, respectively, for the pending copyright fee issues, including litigation proceedings, local legislative initiatives and/or negotiations with the parties involved.

As of December 31, 2007, approximately $58.1 million of the $117 million accrued for the copyright fee issues was related to single function printer devices sold in Germany prior to December 31, 2007. On December 6, 2007, the Bundesgerichtshof (the “German Federal Supreme Court”) issued a judgment in litigation brought by VerwertungsGesellschaft Wort (“VG Wort”), a collection society representing certain copyright holders, against Hewlett-Packard Company (“HP”), finding that single function printer devices sold in Germany prior to December 31, 2007 were not subject to the law authorizing the German copyright fee levy (German Federal Supreme Court, file reference I ZR 94/05). The Company and VG Wort entered into an agreement pursuant to which both VG Wort and the Company agreed to be bound by the outcome of the VG Wort/HP litigation. The Company was informed that the formal written decision(s) of the German Federal Supreme Court supporting the judgment rendered on December 6, 2007 was served on VG Wort on January 24, 2008. VG Wort has until February 25, 2008 to file a claim with the German Federal Constitutional Court (Bundesverfassungsgericht, the “Constitutional Court”) challenging the decision(s) of the German Federal Supreme Court, and VG Wort has indicated it is considering such a claim. Pending a review of any arguments VG Wort or HP may make if VG Wort should decide to challenge the German Federal Supreme Court’s decision(s) in the Constitutional Court, the Company believes the amount accrued represents its best estimate of the copyright fee issues currently pending.

As of December 31, 2007, approximately $0.4 million of the $117 million accrued for copyright fee issues was related to all-in-one and/or multifunction devices (“AIO/MFDs”) sold in Germany prior to December 31, 2001. At an oral hearing on January 30, 2008, the German Federal Supreme Court issued a judgment in litigation brought by VG Wort against HP seeking to impose copyright levies, at the statutory rates published for photocopier devices, on AIO/MFDs, which judgment confirmed the claim of VG Wort that the statutory copyright rates for photocopier devices shall be applied to AIO/MFDs sold prior to December 31, 2001 without any reduction (German Federal Supreme Court, file reference I ZR 131/05). The Company is not a party to this litigation and has not agreed to be bound by the outcome of this litigation. The German Federal Supreme Court has not yet issued its formal written decision(s) supporting the judgment. HP will have 30 days from receipt of the German Federal Supreme Court’s formal written decision(s) to file a claim with the Constitutional Court challenging the decision(s) of the German Federal Supreme Court. Pending a review of the German Federal Supreme Court’s formal written decision as well as any arguments HP or VG Wort may make if HP should decide to challenge the German Federal Supreme Court’s ruling(s), the Company believes the amount accrued represents its best estimate of the copyright fee issues currently pending.

For those AIO/MFDs sold in Germany after December 31, 2001 through December 31, 2007, VG Wort instituted non-binding arbitration proceedings against the Company in December 2006 before the arbitration board of the Patent and Trademark Office relating to whether and to what extent copyright levies should be imposed on such AIO/MFDs.

The Company believes the amounts accrued represent its best estimate of the copyright fee issues currently pending and these accruals are included in Accrued liabilities on the Consolidated Statements of Financial Position.

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

The following table includes information about the Company’s reportable segments for the year ended December 31:

	2007	2006	2005

Revenue:
Business	$2,999.2	$2,869.1	$2,774.8
Consumer	1,974.7	2,239.0	2,446.7

Total revenue	$4,973.9	$5,108.1	$5,221.5

Operating income (loss):
Business	$612.0	$600.1	$661.0
Consumer	93.4	246.0	232.1
All other	(384.1)	(403.6)	(359.4)

Total operating income (loss)	$321.3	$442.5	$533.7

In connection with the 2007 Restructuring Plan, operating income (loss) noted above for the year ended December 31, 2007, includes employee termination benefit charges of $13.9 million in its Consumer segment, $6.5 million in its Business segment and $10.4 million in All other.

In connection with the 2006 restructuring, operating income (loss) noted above for the year ended December 31, 2006, included restructuring-related charges of $54.7 million in its Consumer segment, $35.2 million in its Business segment and $31.2 million in All other. All other operating income also included a $9.9 million pension plan freeze benefit.

In connection with the 2005 workforce reduction, operating income (loss) noted above for the year ended December 31, 2005, included one-time termination benefit charges of $6.5 million in its Business segment, $2.6 million in its Consumer segment and $1.3 million in All other.

During 2007, 2006 and 2005, one customer, Dell, accounted for $717 million or approximately 14%, $744 million or approximately 15% and $782 million or approximately 15%, of the Company’s total revenue, respectively. Sales to Dell are included in both the Business and Consumer segments.

The following is revenue by geographic area for the year ended December 31:

	2007	2006	2005

Revenue:
United States	$2,140.3	$2,245.3	$2,360.5
EMEA (Europe, the Middle East & Africa)	1,827.2	1,843.1	1,853.8
Other International	1,006.4	1,019.7	1,007.2

Total revenue	$4,973.9	$5,108.1	$5,221.5

Sales are attributed to geographic areas based on the location of customers. Other International revenue includes exports from the U.S. and Europe.

The following is long-lived asset information by geographic area as of December 31:

	2007	2006	2005

Long-lived assets:
United States	$416.9	$422.0	$420.9
EMEA (Europe, the Middle East & Africa)	34.3	45.0	103.2
Other International	417.8	379.8	308.1

Total long-lived assets	$869.0	$846.8	$832.2

Long-lived assets include property, plant and equipment, net of accumulated depreciation.

The following is revenue by product category for the year ended December 31:

	2007	2006	2005

Revenue:
Laser and inkjet printers	$1,498.3	$1,663.0	$1,799.4
Laser and inkjet supplies	3,248.6	3,211.6	3,117.2
Other	227.0	233.5	304.9

Total revenue	$4,973.9	$5,108.1	$5,221.5

18.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
(In Millions, Except Per Share Amounts)	Quarter	Quarter	Quarter	Quarter

2007:
Revenue	$1,260.6	$1,208.2	$1,195.4	$1,309.7
Gross profit (1)	422.8	370.2	332.6	438.0
Operating income (1)	121.1	65.6	20.5	114.1
Net earnings (1)	92.4	64.2	45.2	99.0
Basic EPS* (1)	$0.96	$0.68	$0.48	$1.04
Diluted EPS* (1)	0.95	0.67	0.48	1.04
Stock prices:
High	$73.20	$62.01	$49.73	$43.80
Low	57.81	48.93	35.71	32.85

2006:
Revenue	$1,275.3	$1,229.0	$1,234.6	$1,369.2
Gross profit (2)	403.8	417.7	402.4	422.1
Operating income (2)	120.5	103.6	115.1	103.3
Net earnings (2)	86.2	76.7	85.6	89.9
Basic EPS* (2)	$0.79	$0.74	$0.86	$0.92
Diluted EPS* (2)	0.78	0.74	0.85	0.91
Stock prices:
High	$51.08	$57.25	$59.00	$74.13
Low	44.83	45.01	50.00	57.66

*	The sum of the quarterly earnings per share amounts does not necessarily equal the annual earnings per share due to changes in average share calculations. This is in accordance with prescribed reporting requirements.

(1)	Net earnings for the first quarter of 2007 included $5.7 million of pre-tax project costs in connection with the Company’s 2006 actions and a $3.5 million pre-tax gain on the sale of the Company’s Scotland facility.

Net earnings for the second quarter of 2007 included $5.1 million of pre-tax project costs in connection with the 2006 actions, an $8.1 million pre-tax foreign exchange gain realized upon the substantial liquidation of the Company’s Scotland entity and adjustments of $4.8 million to previously recorded tax amounts.

Net earnings for the third quarter of 2007 included $6.6 million of pre-tax restructuring-related charges in connection with the 2007 Restructuring Plan, $8.0 million of pre-tax project costs in connection with the 2006 actions and a $13 million tax benefit due to the settlement of a tax audit outside the U.S.

Net earnings for the fourth quarter of 2007 included $24.2 million and $3.4 million of pre-tax restructuring-related charges and project costs, respectively, in connection with the 2007 Restructuring Plan, $2.5 million of pre-tax project costs in connection with the 2006 actions and adjustments of $6.4 million to previously recorded tax amounts.

(2)	Net earnings for the first quarter of 2006 included $49.6 million of pre-tax restructuring-related charges and project costs and a $9.8 million pre-tax pension curtailment benefit.

Net earnings for the second quarter of 2006 included $53.4 million of pre-tax restructuring-related charges and project costs and a $2.5 million income tax benefit from the resolution of income tax matters for the years 2002 and 2003.

Net earnings for the third quarter of 2006 included $13.3 million of pre-tax restructuring-related charges and project costs.

Net earnings for the fourth quarter of 2006 included $18.8 million of pre-tax restructuring-related charges and project costs and an $11.8 million income tax benefit from the expiration of various domestic and foreign statutes of limitation.

19.	SUBSEQUENT EVENTS

Refer to Part II, Item 8, Note 16 of the Notes to Consolidated Financial Statements for discussion of recent developments regarding copyright fees.

In January 2008, a fire occurred in one of the Company’s sub-contracted distribution centers. While the Company is still assessing what can be recovered, the Company believes it suffered a loss of inventory on inkjet products in the range of $18 million to $25 million, substantially all of which was inkjet hardware. Management believes that except for a $1 million deductible, this loss will be covered by insurance. Although there could be some impact to the Company’s revenue in the first quarter of 2008 as it works to restock the inventory, management currently does not believe that there will be a material adverse impact to earnings in the first quarter due to this disruption.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lexmark International, Inc.:

In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of earnings, cash flows and stockholders’ equity and comprehensive earnings present fairly, in all material respects, the financial position of Lexmark International, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the Index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control Over Financial Reporting” appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the company changed the manner in which it accounts for share-based compensation in 2006, for defined benefit pension and other postretirement plans in 2006, and for uncertain tax positions in 2007.

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
February 22, 2008

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2007. Based upon that evaluation, the Company’s Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and were effective as of December 31, 2007 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on pages 94-95.

Changes in Internal Control Over Financial Reporting

Beginning in the third quarter of 2006 and continuing through the fourth quarter of 2007, the Company continued its process of centralizing certain of its accounting and other finance functions and order-to-cash functions from various countries to shared service centers. As a result, certain changes in basic processes and internal controls and procedures for day-to-day accounting functions and financial reporting were made. In the second quarter of 2007, the Company migrated the majority of the transaction processing for after-sales service activities in the United States to a new software system. While management believes the changed controls along with additional compensating controls relating to financial reporting for affected processes are adequate and effective, management is continuing to evaluate and monitor the changes in controls and procedures as processes in each of these areas evolve.

Except for implementing the changes noted above, there has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except with respect to information regarding the executive officers of the Registrant and the Company’s code of ethics, the information required by Part III, Item 10 of this Form 10-K is incorporated by reference herein, and made part of this Form 10-K, from the Company’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year. The required information is included in the definitive Proxy Statement under the headings “Election of Directors” and “Report of the Finance and Audit Committee.” The information with respect to the executive officers of the Registrant is included under the heading “Executive Officers of the Registrant” in Item 1 above. The Company has adopted a code of business conduct and ethics for directors, officers (including the Company’s principal executive officer, principal financial officer and controller) and employees, known as the Code of Business Conduct. The Code of Business Conduct, as well as the Company’s Corporate Governance Principles and the charters of each of the committees of the board of directors, is available on the Corporate Governance section of the Company’s Investor Relations website at http://investor.lexmark.com. The Company also intends to disclose on the Corporate Governance section of its Investor Relations website any amendments to the Code of Business Conduct and any waivers from the provisions of the Code of Business Conduct that apply to the principal executive officer, principal financial officer or controller, and that relate to any elements of the code of ethics enumerated by the applicable regulation of the Securities and Exchange Commission (Item 406(b) of Regulation S-K). Anyone may request a free copy of the Corporate Governance Principles, the charters of each of the committees of the board of directors or the Code of Business Conduct from:

Lexmark International, Inc.
Attention: Investor Relations
One Lexmark Centre Drive
740 West New Circle Road
Lexington, Kentucky 40550
(859) 232-5568

The New York Stock Exchange (“NYSE”) requires that the Chief Executive Officer of each listed Company certify annually to the NYSE that he or she is not aware of any violation by the Company of NYSE corporate governance listing standards as of the date of such certification. The Company submitted the certification of its Chairman and Chief Executive Officer, Paul J. Curlander, for 2007 with its Annual Written Affirmation to the NYSE on May 18, 2007.

The Securities and Exchange Commission requires that the principal executive officer and principal financial officer of the Company make certain certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and file the certifications as exhibits with each Annual Report on Form 10-K. In connection with this Annual Report on Form 10-K filed with respect to the year ended December 31, 2007, these certifications were made by Paul J. Curlander, Chairman and Chief Executive Officer, and John W. Gamble, Jr., Executive Vice President and Chief Financial Officer, of the Company and are included as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

Item 11.	EXECUTIVE COMPENSATION

Information required by Part III, Item 11 of this Form 10-K is incorporated by reference from the Company’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K. The required information is included in the definitive Proxy Statement under the headings

“Compensation Discussion & Analysis,” “Executive Compensation,” “Director Compensation” and “Compensation Committee Report.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Part III, Item 12 of this Form 10-K is incorporated by reference from the Company’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K. The required information is included in the definitive Proxy Statement under the headings “Security Ownership by Management and Principal Stockholders” and “Equity Compensation Plan Information.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Part III, Item 13 of this Form 10-K is incorporated by reference from the Company’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K. The required information is included in the definitive Proxy Statement under the headings “Composition of Board and Committees,” “Executive Compensation” and “Director Compensation.”

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Part III, Item 14 of this Form 10-K is incorporated by reference from the Company’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K. The required information is included in the definitive Proxy Statement under the heading “Ratification of the Appointment of Independent Auditors.”

Part IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	Financial Statements:

Financial statements filed as part of this Form 10-K are included under Part II, Item 8.

(2)	Financial Statement Schedule:

Pages In Form 10-K

Report of Independent Registered Public Accounting Firm	94
For the years ended December 31, 2005, 2006 and 2007:
Schedule II — Valuation and Qualifying Accounts	99

All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related Notes.

      (3) Exhibits

Exhibits for the Company are listed in the Index to Exhibits beginning on page E-1.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2005, 2006 and 2007
(In Millions)

(A)	(B)	(C)		(D)	(E)
		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period

2005:
Accounts receivable allowances	$40.5	$1.7	$—	$(4.8)	$37.4
Deferred tax asset valuation allowances	—	—	—	—	—
2006:
Accounts receivable allowances	$37.4	$1.6	$—	$(1.0)	$38.0
Deferred tax asset valuation allowances	—	6.1	—	—	6.1
2007:
Accounts receivable allowances	$38.0	$1.5	$—	$(3.0)	$36.5
Deferred tax asset valuation allowances	6.1	(5.2)	—	—	0.9

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Lexington, Commonwealth of Kentucky, on February 27, 2008.

LEXMARK INTERNATIONAL, INC.

By	/s/ Paul J. Curlander
Name: Paul J. Curlander

Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul J. Curlander Paul J. Curlander	Chairman and Chief Executive Officer (Principal Executive Officer)	February 27, 2008

/s/ John W. Gamble, Jr. John W. Gamble, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2008
/s/ Gary D. Stromquist Gary D. Stromquist	Vice President and Corporate Controller (Principal Accounting Officer)	February 27, 2008
* Teresa Beck	Director	February 27, 2008
* William R. Fields	Director	February 27, 2008
* Ralph E. Gomory	Director	February 27, 2008
* Stephen R. Hardis	Director	February 27, 2008
* James F. Hardymon	Director	February 27, 2008
* Robert Holland, Jr.	Director	February 27, 2008
* Marvin L. Mann	Director	February 27, 2008
* Michael J. Maples	Director	February 27, 2008
* Jean-Paul L. Montupet	Director	February 27, 2008
* Kathi P. Seifert	Director	February 27, 2008

/s/ *Vincent J. Cole, Attorney-in-Fact *Vincent J. Cole, Attorney-in-Fact

Index to Exhibits

Number	Description of Exhibits

2	Agreement and Plan of Merger, dated as of February 29, 2000, by and between Lexmark International, Inc. (the “Company”) and Lexmark International Group, Inc. (“Group”).(1)
3.1	Restated Certificate of Incorporation of the Company.(2)
3.2	Company By-Laws, as Amended and Restated June 22, 2000.(2)
3.3	Amendment No. 1 to Company By-Laws, as Amended and Restated June 22, 2000.(3)
3.4	Amendment No. 2 to Company By-Laws, as Amended and Restated June 22, 2000.(4)
4.1	Form of the Company’s 6.75% Senior Notes due 2008.(5)
4.2	Indenture, dated as of May 11, 1998, by and among the Company, as Issuer, and Group, as Guarantor, to The Bank of New York, as Trustee.(5)
4.3	First Supplemental Indenture, dated as of June 22, 2000, by and among the Company, as Issuer, and Group, as Guarantor, to The Bank of New York, as Trustee.(2)
4.4	Second Supplemental Indenture, dated as of March 26, 2007, by the Company, as Issuer, to The Bank of New York Trust Company, N.A., as Trustee.(6)
4.5	Amended and Restated Rights Agreement, dated as of December 2, 2003, between the Company and The Bank of New York, as Rights Agent.(7)
4.6	Specimen of Class A common stock certificate.(2)
10.1	Agreement, dated as of May 31, 1990, between the Company and Canon Inc., and Amendment thereto.(8)*
10.2	Agreement, dated as of March 26, 1991, between the Company and Hewlett-Packard Company.(8)*
10.3	Patent Cross-License Agreement, effective October 1, 1996, between Hewlett-Packard Company and the Company.(9)*
10.4	Amended and Restated Lease Agreement, dated as of January 1, 1991, between IBM and the Company, and First Amendment thereto.(10)
10.5	Third Amendment to Lease, dated as of December 28, 2000, between IBM and the Company.(11)
10.6	Credit Agreement, dated as of January 20, 2005, by and among the Company, as Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Fleet National Bank and Citibank, N.A., as Co-Syndication Agents, and KeyBank National Association and SunTrust Bank, as Co-Documentation Agents.(12)
10.7	Amendment No. 1, dated as of December 22, 2006, to Credit Agreement, dated as of January 20, 2005, by and among the Company, as Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. (as successor by merger to Fleet National Bank) and Citibank, N.A., as Co-Syndication Agents, and KeyBank National Association and SunTrust Bank, as Co-Documentation Agents.(6)
10.8	Amendment No. 2, dated as of May 23, 2007, to Credit Agreement, dated as of January 20, 2005, by and among the Company, as Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. (as successor by merger to Fleet National Bank) and Citibank, N.A., as Co-Syndication Agents, and KeyBank National Association and SunTrust Bank, as Co-Documentation Agents.(13)
10.9	Amended and Restated Receivables Purchase Agreement, dated as of October 8, 2004, by and among Lexmark Receivables Corporation, as Seller, CIESCO, LLC and Gotham Funding Corporation, as the Investors, Citibank, N.A. and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as the Banks, Citicorp North America, Inc. and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as the Investor Agents, Citicorp North America, Inc., as Program Agent for the Investors and Banks, and the Company, as Collection Agent and Originator.(14)

Number	Description of Exhibits

10.10	Amendment No. 1 to Receivables Purchase Agreement, dated as of October 7, 2005, by and among Lexmark Receivables Corporation, as Seller, CIESCO, LLC, Gotham Funding Corporation, Citibank, N.A., The Bank of Tokyo-Mitsubishi, Ltd., New York Branch (“BTM”), Citicorp North America, Inc. (“CNAI”), as Program Agents, CNAI and BTM, as Investor Agents, and the Company, as Collection Agent and Originator.(15)
10.11	Amendment No. 2 to Receivables Purchase Agreement, dated as of October 6, 2006, by and among Lexmark Receivables Corporation, as Seller, CIESCO, LLC and Gotham Funding Corporation, as the Investors, Citibank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (“BTMUFJ”), CNAI, as Program Agent, CNAI and BTMUFJ, as Investor Agents, and the Company, as Collection Agent and Originator.(16)
10.12	Amendment No. 3 to Receivables Purchase Agreement, dated as of March 30, 2007, by and among Lexmark Receivables Corporation, as Seller, CIESCO, LLC and Gotham Funding Corporation, as the Investors, Citibank, N.A. and BTMUFJ, CNAI, as Program Agent, CNAI and BTMUFJ, as Investor Agents, and the Company, as Collection Agent and Originator.(6)
10.13	Amendment No. 4 to Receivables Purchase Agreement, dated as of October 5, 2007, by and among Lexmark Receivables Corporation, as Seller, CIESCO, LLC and Gotham Funding Corporation, as the Investors, Citibank, N.A. and BTMUFJ, CNAI, as Program Agent, CNAI and BTMUFJ, as Investor Agents, and the Company, as Collection Agent and Originator.(17)
10.14	Purchase and Contribution Agreement, dated as of October 22, 2001, by and between the Company, as Seller, and Lexmark Receivables Corporation, as Purchaser.(3)
10.15	Amendment to Purchase and Contribution Agreement, dated as of October 17, 2002, by and between the Company, as Seller, and Lexmark Receivables Corporation, as Purchaser.(18)
10.16	Amendment No. 2 to Purchase and Contribution Agreement, dated as of October 20, 2003, by and between the Company, as Seller, and Lexmark Receivables Corporation, as Purchaser.(19)
10.17	Amendment No. 3 to Purchase and Contribution Agreement, dated as of October 8, 2004, by and between the Company, as Seller, and Lexmark Receivables Corporation, as Purchaser.(14)
10.18	Amendment No. 4 to Purchase and Contribution Agreement, dated as of October 7, 2005, by and between the Company, as Seller, and Lexmark Receivables Corporation, as Purchaser.(15)
10.19	Amendment No. 5 to Purchase and Contribution Agreement, dated as of October 5, 2007, by and between the Company, as Seller, and Lexmark Receivables Corporation, as Purchaser.(17)
10.20	Lexmark International, Inc. Stock Incentive Plan, as Amended and Restated, effective April 30, 2003. (20)+
10.21	Form of Stock Option Agreement pursuant to the Lexmark International, Inc. Stock Incentive Plan, as Amended and Restated, effective April 30, 2003. (21)+
10.22	Form of Restricted Stock Unit Agreement pursuant to the Lexmark International, Inc. Stock Incentive Plan, as Amended and Restated, effective April 30, 2003. (21)+
10.23	Lexmark International Group, Inc. Nonemployee Director Stock Plan, Amended and Restated, effective April 30, 1998.(5)+
10.24	Amendment No. 1 to the Lexmark International Group, Inc. Nonemployee Director Stock Plan, dated as of February 11, 1999. (22)+
10.25	Amendment No. 2 to the Lexmark International Group, Inc. Nonemployee Director Stock Plan, dated as of April 29, 1999. (23)+
10.26	Amendment No. 3 to the Lexmark International Group, Inc. Nonemployee Director Stock Plan, dated as of July 24, 2003. (24)+
10.27	Amendment No. 4 to the Lexmark International, Inc. Nonemployee Director Stock Plan, dated as of April 22, 2004. (25)+
10.28	Form of Stock Option Agreement, pursuant to the Lexmark International, Inc. Nonemployee Director Stock Plan, Amended and Restated, effective April 30, 1998. (26)+
10.29	Lexmark International, Inc. 2005 Nonemployee Director Stock Plan. (27)+
10.30	Form of Stock Option Agreement pursuant to the Lexmark International, Inc. 2005 Nonemployee Director Stock Plan. (16)+

Number	Description of Exhibits

10.31	Form of Restricted Stock Unit Agreement pursuant to the Lexmark International, Inc. 2005 Nonemployee Director Stock Plan. (16)+
10.32	Form of Agreement pursuant to the Company’s 2005-2007 Long-Term Incentive Plan. (28)+
10.33	Form of Agreement pursuant to the Company’s 2006-2008 Long-Term Incentive Plan. (29)+
10.34	Form of Agreement pursuant to the Company’s 2007-2009 Long-Term Incentive Plan. (30)+
10.35	Lexmark International, Inc. Senior Executive Incentive Compensation Plan. (31)+
10.36	Lexmark Supplemental Savings and Deferred Compensation Plan. (16)+
10.37	Amendment No. 1 to the Lexmark Supplemental Savings and Deferred Compensation Plan, dated as of February 27, 2007.(6)+
10.38	Form of Employment Agreement, entered into as of June 1, 2003, by and between the Company and each of Paul J. Curlander, Paul A. Rooke, Vincent J. Cole and Martin S. Canning; and entered into as of September 6, 2005 by and between the Company and John W. Gamble, Jr. (24)+
10.39	Endorsement to the Employment Contract of Najib Bahous entered into as of September 25, 2007, by and between Lexmark Europe SARL and Najib Bahous.+
10.40	Employment Agreement, entered into as of September 26, 2007, by and between Lexmark International Technology, S.A. and Najib Bahous.+
10.41	Form of Change in Control Agreement entered into as of April 30, 1998, by and among the Company, Group and each of Paul J. Curlander, Paul A. Rooke and Vincent J. Cole; and entered into as of September 6, 2005 by and between the Company and John W. Gamble, Jr. (26)+
10.42	Form of Indemnification Agreement entered into as of April 30, 1998, by and among the Company, Group and each of Paul J. Curlander, Paul A. Rooke and Vincent J. Cole; and entered into as of September 6, 2005 by and between the Company and John W. Gamble, Jr. (26)+
10.43	Description of Compensation Payable to Nonemployee Directors. (30)+
21	Subsidiaries of the Company as of December 31, 2007.
23	Consent of PricewaterhouseCoopers LLP.
24	Power of Attorney.
31.1	Certification of Chairman and Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment previously granted by the Securities and Exchange Commission.

+	Indicates management contract or compensatory plan, contract or arrangement.

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (Commission File No. 1-14050).

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (Commission File No. 1-14050).

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (Commission File No. 1-14050).

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2006 (Commission File No. 1-14050).

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Commission File No. 1-14050).

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (Commission File No. 1-14050).

(7)	Incorporated by reference to the Company’s Amended Registration Statement on Form 8-A filed with the Commission on December 22, 2003 (Commission File No. 1-14050).

(8)	Incorporated by reference to the Company’s Form S-1 Registration Statement, Amendment No. 2 (Registration No. 33-97218) filed with the Commission on November 13, 1995.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1996 (Commission File No. 1-14050).

(10)	Incorporated by reference to the Company’s Form S-1 Registration Statement (Registration No. 33-97218) filed with the Commission on September 22, 1995.

(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 1-14050).

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 20, 2005 (Commission File No. 1-14050).

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (Commission File No. 1-14050).

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on October 13, 2004 (Commission File No. 1-14050).

(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (Commission File No. 1-14050).

(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (Commission File No. 1-14050).

(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (Commission File No. 1-14050).

(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (Commission File No. 1-14050).

(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (Commission File No. 1-14050).

(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (Commission File No. 1-14050).

(21)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (Commission File No. 1-14050).

(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (Commission File No. 1-14050).

(23)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (Commission File No. 1-14050).

(24)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (Commission File No. 1-14050).

(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission file No. 1-14050).

(26)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (Commission File No. 1-14050).

(27)	Incorporated by reference to Exhibit A of the Company’s Proxy Statement filed with the Commission on March 14, 2005 (Commission File No. 1-14050).

(28)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 15, 2005 (Commission File No. 1-14050).

(29)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (Commission File No. 1-14050).

(30)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 27, 2007 (Commission File No. 1-14050).

(31)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (Commission File No. 1-14050).