Form 10-Q
period 2008-05-06
LEXMARK INTERNATIONAL INC /KY/
filed 2008-05-06
CIK 1001288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the Quarterly Period Ended March 31, 2008

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

The registrant had 95,200,930 shares outstanding (excluding shares held in treasury) of Class A Common Stock, par value $0.01 per share, as of the close of business on April 30, 2008.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

		Page of Form 10-Q
	PART I – FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS

	Consolidated Condensed Statements of Earnings
	Three Months Ended March 31, 2008 and 2007	2

	Consolidated Condensed Statements of Financial Position
	As of March 31, 2008 and December 31, 2007	3

	Consolidated Condensed Statements of Cash Flows
	Three Months Ended March 31, 2008 and 2007	4

	Notes to Consolidated Condensed Financial Statements	5

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	37

Item 4.	CONTROLS AND PROCEDURES	38

	PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	39

Item 1A.	RISK FACTORS	39

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	39

Item 3.	DEFAULTS UPON SENIOR SECURITIES	40

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	40

Item 5.	OTHER INFORMATION	40

Item 6.	EXHIBITS	40

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

PART I – FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31
	2008	2007

Revenue	$1,175.1	$1,260.6
Cost of revenue	739.6	837.8
Gross profit	435.5	422.8

Research and development	105.5	99.9
Selling, general and administrative	209.0	201.8
Restructuring and related (reversals) charges	(1.3)	-
Operating expense	313.2	301.7
Operating income	122.3	121.1

Interest (income) expense, net	(7.5)	(4.4)
Other expense (income), net	1.4	1.2
Earnings before income taxes	128.4	124.3

Provision for income taxes	26.7	31.9
Net earnings	$101.7	$92.4

Net earnings per share:
Basic	$1.07	$0.96
Diluted	$1.07	$0.95

Shares used in per share calculation:
Basic	95.2	96.5
Diluted	95.4	97.5

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
(In Millions, Except Par Value)
(Unaudited)

	March 31 2008	December 31 2007
ASSETS
Current assets:
Cash and cash equivalents	$329.9	$277.0
Marketable securities	549.2	519.1
Trade receivables, net of allowances of $36.6 in 2008 and $36.5 in 2007	516.2	578.8
Inventories	433.0	464.4
Prepaid expenses and other current assets	246.2	227.5
Total current assets	2,074.5	2,066.8

Property, plant and equipment, net	875.5	869.0
Marketable securities	59.4	-
Other assets	188.9	185.3
Total assets	$3,198.3	$3,121.1

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$150.0	$149.9
Accounts payable	567.1	636.9
Accrued liabilities	726.4	710.5
Total current liabilities	1,443.5	1,497.3

Other liabilities	350.4	345.5
Total liabilities	1,793.9	1,842.8

Contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1.6 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value:
Class A, 900.0 shares authorized; 95.2 and 94.7 outstanding in 2008 and 2007, respectively	1.1	1.1
Class B, 10.0 shares authorized; no shares issued and outstanding	-	-
Capital in excess of par	902.7	887.8
Retained earnings	1,037.4	935.7
Treasury stock, net; at cost; 13.6 and 13.6 shares in 2008 and 2007, respectively	(454.7)	(454.7)
Accumulated other comprehensive loss	(82.1)	(91.6)
Total stockholders' equity	1,404.4	1,278.3
Total liabilities and stockholders' equity	$3,198.3	$3,121.1

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Three Months Ended March 31
	2008	2007
Cash flows from operating activities:
Net earnings	$101.7	$92.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	50.9	41.1
Deferred taxes	(3.1)	(9.2)
Stock-based compensation expense	10.4	12.5
Tax shortfall from employee stock plans	(1.2)	(0.1)
Gain on sale of Scotland facility	-	(3.5)
Other	0.6	(2.4)
	159.3	130.8
Change in assets and liabilities:
Trade receivables	60.8	(16.9)
Inventories	31.4	24.5
Accounts payable	(70.1)	(25.9)
Accrued liabilities	3.4	(10.7)
Other assets and liabilities	(7.3)	(15.2)
Net cash flows provided by operating activities	177.5	86.6

Cash flows from investing activities:
Purchases of property, plant and equipment	(39.7)	(49.0)
Purchases of marketable securities	(276.7)	(327.0)
Proceeds from sales/maturities of marketable securities	187.5	411.0
Proceeds from sale of Scotland facility	-	8.1
Other	(1.0)	-
Net cash flows (used for) provided by investing activities	(129.9)	43.1

Cash flows from financing activities:
Issuance of treasury stock	-	0.1
Purchase of treasury stock	-	(165.0)
Proceeds from employee stock plans	4.8	9.6
Tax windfall from employee stock plans	0.9	1.4
Other	(1.1)	(0.2)
Net cash flows provided by (used for) financing activities	4.6	(154.1)
Effect of exchange rate changes on cash	0.7	0.1
Net change in cash and cash equivalents	52.9	(24.3)
Cash and cash equivalents - beginning of period	277.0	144.6
Cash and cash equivalents - end of period	$329.9	$120.3

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(In Millions, Except Per Share Amounts)
(Unaudited)

1.           BASIS OF PRESENTATION

The accompanying interim Consolidated Condensed Financial Statements are unaudited; however, in the opinion of management of Lexmark International, Inc. (together with its subsidiaries, the “Company” or “Lexmark”), all adjustments necessary for a fair statement of the interim financial results have been included. The results for the interim periods are not necessarily indicative of results to be expected for the entire year. The Condensed Consolidated Statement of Financial Position data as of December 31, 2007, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). The Company filed with the Securities and Exchange Commission audited consolidated financial statements for the year ended December 31, 2007, on Form 10-K, which included all information and notes necessary for such presentation. Accordingly, these financial statements and notes should be read in conjunction with the Company’s audited annual consolidated financial statements for the year ended December 31, 2007.

2.           FAIR VALUE

General

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements ("SFAS 157") effective January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP") and expands disclosures about fair value measurements. The standard defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As part of the framework for measuring fair value, SFAS 157 establishes a hierarchy of inputs to valuation techniques used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

The Company has not applied the provisions of SFAS 157 to any nonrecurring, nonfinancial fair value measurements as permitted under Financial Accounting Standards Board (“FASB”) Staff Position No. 157-2 ("FSP FAS 157-2"). Refer to Note 14 of the Notes to Consolidated Condensed Financial Statements for additional information regarding FSP FAS 157-2. The Company is in the process of evaluating the inputs and techniques used in these measurements, including such items as impairment assessments of fixed assets, initial recognition of asset retirement obligations, and goodwill impairment testing. There were no material adjustments of this nature recorded in the first quarter of 2008.

Fair Value Hierarchy

The three levels of the fair value hierarchy under SFAS 157 are:

•	Level 1 -- Quoted prices (unadjusted) in active markets for identical, unrestricted assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 -- Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 -- Unobservable inputs used in valuations in which there is little market activity for the asset or liability at the measurement date.

Fair value measurements of assets and liabilities are assigned a level within the fair value hierarchy based on the lowest level of any input that is significant to the fair value measurement in its entirety.

Assets and (Liabilities) Measured at Fair Value on a Recurring Basis

		Based on
	Fair value at March 31, 2008	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets measured at fair value on a recurring basis:
Available-for-sale marketable securities - ST	$549.2	$191.5	$357.1	$0.6
Available-for-sale marketable securities - LT	59.4	-	-	59.4
Total	$608.6	$191.5	$357.1	$60.0

(Liabilities) measured at fair value on a recurring basis:
Current portion of LT debt - fair value hedge (1)	0.3	-	-	0.3
Foreign currency derivatives (2)	(0.5)	-	(0.5)	-
Total	$(0.2)	$-	$(0.5)	$0.3

(1)
Interest rate swaps are recorded at their fair value in Current portion of long-term debt. However, the Company's senior notes are adjusted by the same corresponding value in accordance with the short-cut method of SFAS 133, therefore offsetting the fair value of the interest rate swaps. The result presented in the Current portion of long-term debt on the Consolidated Condensed Statements of Financial Position is equal to the carrying value of the senior note debt. The fair value of the Company's senior notes is not recorded on the Consolidated Condensed Statements of Financial position and is therefore excluded from the fair value table above.

(2)	Foreign currency derivative liabilities are included in Accrued liabilities on the Consolidated Condensed Statements of Financial Position.

The following table presents additional information about Level 3 assets and (liabilities) measured at fair value on a recurring basis for the quarter ended March 31, 2008.

Available-for- sale
marketable securities
Balance, beginning of period	$31.9
Realized and unrealized gains/(losses) included in earnings	(0.4)
Unrealized gains/(losses) included in comprehensive income	-
Purchases, issuances and settlements	28.5
Transfers in and/or out of Level 3	-
Balance, end of period	$60.0

Realized and unrealized gains and (losses) of $(0.4) million included in earnings are reported in Other (income) expense, net on the Consolidated Condensed Statements of Earnings. Losses of $(0.4) million included in earnings for the period are attributable to the change in fair value of certain distressed corporate bonds and mortgage-backed  securities held at March 31, 2008 deemed to be other than temporarily impaired, and are reported in Other (income) expense, net.

Interest rate swap contracts, which serve as a fair value hedge of the Company's senior notes, are also a Level 3 fair value measurement. The fair value of the interest rate swaps at March 31, 2008 is an asset of $0.3 million. The fair value of the interest rate swaps at December 31, 2007 was an asset of $0.1 million. Because the Company uses the short-cut method of SFAS 133 in recording the fair value of the interest rate swaps, the $0.2 million unrealized change in fair value of the interest rate swaps is offset by the same corresponding adjustment to the senior notes. The Company feels it is clearer to describe the activity in narrative form than to include the change in fair value in the Level 3 rollforward table.

Valuation Techniques

The Company generally uses a market approach, when practicable, in valuing the financial instruments below.

Marketable Securities

The Company evaluates its marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and has determined that all of its investments in marketable securities should be classified as available-for-sale and reported at fair value.  The fair values of the Company's available-for-sale marketable securities are based on quoted market prices or other observable market data, or in some cases, the Company's amortized cost, which approximates fair value due to the frequent resetting of interest rates resulting in re-pricing of the investments.

Level 1 fair value measurements are based on quoted market prices in active markets and include U.S. government and agency securities.  These valuations are performed using a consensus price method, whereby prices from a variety of industry data providers are input into a distribution-curve based algorithm to determine daily market values.

Level 2 fair value measurements are based on quoted prices in markets that are not active, broker dealer quotations, or other methods by which all significant inputs are observable, either directly or indirectly. Securities utilizing Level 2 inputs are primarily corporate bonds, asset-backed securities and mortgage-backed securities, all of which are valued using the consensus price method described previously. Level 2 fair value measurements also include smaller amounts of commercial paper and certificates of deposit which generally have shorter maturities and less frequent market trades.  Such securities are valued via mathematical calculations until such time that market activity reflects an updated price.

Level 3 fair value measurements are based on inputs that are unobservable and significant to the overall valuation. Level 3 fair value measurements include security types that do not have readily determinable market values and/or are not priced by independent data sources, including auction rate securities for which recent auctions were unsuccessful valued at $59.4 million and a small number of certain distressed debt instruments valued at $0.6 million.  Nearly all of the auction rate securities held by the Company are highly rated and the Company believes it has sufficient liquidity to hold these securities until sold or repurchased at par. Therefore, the fair values of the Company's auction rate securities for which recent auctions were unsuccessful are based on current expected settlement prices, which closely approximates the face value of each security and in the aggregate. The securities issuers have the legal option to redeem the securities at par plus accrued interest at each auction rate reset date and the securities are being made available for sale at par at auctions every 7 to 49 days. All auction rate securities held by the Company at March 31, 2008 are paying penalty rates that carry an economic incentive for alternative investors to buy the securities at upcoming auctions and issuers to refinance these securities in the capital markets prior to maturity. In addition, the Company has performed its own valuation, using a discounted cash flow model, that supports the assertion that the expected settlement price is a reasonable measure of fair value for its unsuccessful auction rate securities.

Derivatives

The Company maintains a foreign currency risk management strategy that uses derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates.  Fair values for the Company’s derivative financial instruments are based on pricing models or formulas using current market data. Variables used in the calculations include forward points and spot rates at the time of valuation. At March 31, 2008, all of the Company's forward exchange contracts have been designated as Level 2 measurements in the SFAS 157 fair value hierarchy.

The Company also uses interest rate swaps to convert its fixed financing activities to variable rates.  Fair value of the interest rate swaps is based on indicative prices obtained from the banks that are counter-parties to these specific swap contracts. The Company's interest rate swap contracts have been designated as a Level 3 measurement in the SFAS 157 hierarchy.

Senior Notes

At March 31, 2008, the fair value of the Company's senior notes was estimated at $150.5 million using quoted market prices and yields obtained through independent pricing sources for the same or similar types of borrowing arrangements, taking into consideration the underlying terms of the debt.  The fair value of the debt is not recorded on the Company's Consolidated Condensed Statements of Financial Position and is therefore excluded from the fair value table above.

3.           RESTRUCTURING AND RELATED CHARGES (REVERSALS)

2007 Restructuring

General

As part of the Company’s ongoing efforts to optimize its cost and expense structure, the Company continually reviews its resources in light of a variety of factors. On October 23, 2007, the Company announced a plan (the “2007 Restructuring Plan”) which includes:

•	Closing one of the Company’s inkjet supplies manufacturing facilities in Mexico and additional optimization measures at the remaining inkjet facilities in Mexico and the Philippines.

•
Reducing the Company’s business support cost and expense structure by further consolidating activity globally and expanding the use of shared service centers in lower-cost regions. The areas impacted are supply chain, service delivery, general and administrative expense, as well as marketing and sales support functions.

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

Impact to Financial Results

For the three months ended March 31, 2008, the Company incurred $9.1 million for the 2007 Restructuring Plan as follows:

Accelerated depreciation charges	$10.4
Employee termination benefit charges (reversals)	(1.3)
Total restructuring and related charges	$9.1

The accelerated depreciation charges were determined in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. For the three months ended March 31, 2008, the Company incurred $4.0 million of accelerated depreciation charges in Cost of revenue and $6.4 million in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.

Employee termination benefit charges were accrued in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, as appropriate. Employee termination benefit charges include severance, medical and other benefits and are included in Restructuring and related (reversals) charges on the Consolidated Condensed Statements of Earnings.

For the three months ended March 31, 2008, the Company incurred pre-tax restructuring and related charges (reversals) of ($0.2) million in its Business segment, $1.1 million in its Consumer segment and $8.2 million in All other.

Liability Rollforward

The following table presents a rollforward of the liability incurred for employee termination benefits in connection with the 2007 Restructuring Plan. The liability is included in Accrued liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

Employee Termination Benefit Charges
Balance at December 31, 2007	$21.1
Costs incurred	1.6
Payments & other (1)	(2.6)
Reversals	(2.9)
Balance at March 31, 2008	$17.2

(1) Other consists of changes in the liability balance due to foreign currency translations.

2006 Restructuring

During the first quarter of 2006, the Company approved a plan to restructure its workforce, consolidate some manufacturing capacity and make certain changes to its U.S. retirement plans (collectively referred to as the “2006 actions”).

Impact to Financial Results

Except for approximately 100 positions that were eliminated in 2007, activities related to the 2006 actions were substantially completed at the end of 2006. During the first quarter of 2007, the Company sold its Rosyth, Scotland facility for $8.1 million and recognized a $3.5 million pre-tax gain on the sale that is included in Selling, general, and administrative on the Consolidated Condensed Statements of Earnings.

Liability Rollforward

The following table presents a rollforward of the liability incurred for employee termination benefits and contract termination and lease charges in connection with the 2006 actions. The liability is included in Accrued liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

	Employee Termination Benefit Charges	Contract Termination & Lease Charges	Total
Balance at December 31, 2007	$10.4	$1.4	$11.8
Payments & other (1)	(4.3)	(0.1)	(4.4)
Reversals	(0.2)	-	(0.2)
Balance at March 31, 2008	$5.9	$1.3	$7.2

(1) Other consists of changes in the liability balance due to foreign currency translations.

4.           MARKETABLE SECURITIES

Lexmark has investments in marketable securities which are classified and accounted for as available-for-sale. At March 31, 2008 and December 31, 2007,  the Company’s marketable securities portfolio consisted of asset-backed and mortgage-backed securities, corporate debt securities, municipal debt securities, U.S. government and agency debt securities, and preferred securities, including approximately $68 million and $79 million, respectively, of auction rate securities.

Recent market conditions continue to indicate significant uncertainty on the part of investors on the economic outlook for the U.S. and for financial institutions that have potential exposure to the sub-prime housing market. This uncertainty has created reduced liquidity across the fixed income investment market, including the securities that Lexmark is invested in. As a result, some of the Company’s investments have experienced reduced liquidity including unsuccessful auctions for its auction rate security holdings. During the first quarter of 2008, the Company reclassified $59.4 million in auction rate fixed income securities from Current assets to Noncurrent assets on its Consolidated Condensed Statement of Financial Position due to the fact that the securities are currently not trading, and current conditions in the general debt markets have reduced the likelihood that the securities will successfully auction within the next 12 months. Auction rate securities that did not successfully auction reset to the maximum rate as prescribed in the underlying offering statement and all of the Company’s holdings continue to be current with their interest and dividend payments. The remaining $8.4 million of auction rate securities continued to be classified in Current assets as of March 31, 2008, as the Company had been notified by the issuer that the securities would be called at par.

Based on Lexmark’s assessment of the credit quality of the underlying collateral and credit support available to each of the securities in which the Company is invested, it believes no impairment has occurred. This is further corroborated by an internal valuation based on discounted cash flows. The Company has the ability to hold these securities until liquidity in the market or optional issuer payment occurs and could also hold the securities to maturity. Additionally, if Lexmark required capital, the Company has available liquidity through its accounts receivable program, revolving credit facility and available debt capacity in the capital markets. As of May 6, 2008, the Company does not believe that it has a material risk in its current portfolio of investments that would impact its financial condition or liquidity.

5.           INVENTORIES

Inventories consist of the following:

	March 31 2008	December 31 2007
Work in process	$105.1	$127.2
Finished goods	327.9	337.2
Inventories	$433.0	$464.4

6.           AGGREGATE WARRANTY LIABILITY

Changes in the Company’s aggregate warranty liability, which includes both warranty and extended warranty (deferred revenue), are presented below:

	2008	2007
Balance at January 1	$251.2	$212.4
Accruals for warranties issued	54.0	68.7
Accruals related to pre-existing warranties (including amortization of deferred revenue for extended warranties and changes in estimates)	(9.2)	(13.3)
Settlements made (in cash or in kind)	(42.6)	(44.5)
Balance at March 31	$253.4	$223.3

Both warranty and the short-term portion of extended warranty are included in Accrued liabilities on the Consolidated Condensed Statements of Financial Position. The long-term portion of extended warranty is included in Other liabilities on the Consolidated Condensed Statements of Financial Position.

7.           INCOME TAXES

The Provision for income taxes for the three months ended March 31, 2008, was an expense of $27 million or an effective tax rate of 20.8% compared to an expense of $32 million or an effective tax rate of 25.7% for the first quarter of 2007. The difference in these rates is due principally to the reversal of $6.7 million of previously-accrued taxes (5.1 percentage points), primarily due to the settlement of a tax audit.

During the first quarter of 2008, the Internal Revenue Service completed its examination of the Company’s income tax returns for the years 2004 and 2005. As a result of completing that audit, the Company reduced the total amount of its unrecognized tax benefits by $22.9 million, of which $6.5 million reduced the Company’s effective tax rate for the quarter.

It is reasonably possible that the Company’s total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur because of the expiration of a statute of limitations, the conclusion of an income tax audit, or the presentation of new and better information with respect to an existing unrecognized tax benefit.  If any of those events occurs within the next 12 months, the Company estimates that its unrecognized tax benefits amount could decrease by an amount in the range of $0 to $7 million, the impact of which would affect the Company’s effective tax rate.

8.           STOCKHOLDERS’ EQUITY

In January 2006, the Company received authorization from the Board of Directors to repurchase an additional $1.0 billion of its Class A Common Stock for a total repurchase authority of $3.9 billion. As of March 31, 2008, there was approximately $0.3 billion of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. The Company did not repurchase any shares in the first quarter of 2008. As of March 31, 2008, since the inception of the program in April 1996, the Company had repurchased approximately 74.1 million shares for an aggregate cost of approximately $3.6 billion. As of March 31, 2008, the Company had reissued approximately 0.5 million shares of previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million and 16.0 million shares of treasury stock in 2005 and 2006, respectively, the net treasury shares outstanding at March 31, 2008, were 13.6 million.

9.           OTHER COMPREHENSIVE EARNINGS (LOSS)

Comprehensive earnings (loss), net of taxes, consist of the following:

	Three Months Ended March 31
	2008	2007
Net earnings	$101.7	$92.4
Other comprehensive earnings (loss):
Foreign currency translation adjustment	8.2	0.7
Cash flow hedging	-	(0.1)
Pension or other postretirement benefits	0.6	3.0
Net unrealized gain on marketable securities	0.7	0.1
Comprehensive earnings	$111.2	$96.1

Accumulated other comprehensive (loss) earnings consist of the following:

	Foreign Currency Translation Adjustment	Cash Flow Hedges	Pension or Other Postretirement Benefits	Net Unrealized Gain on Marketable Securities	Accumulated Other Comprehensive (Loss) Earnings
Balance at December 31, 2007	$29.6	$-	$(121.2)	$-	$(91.6)
Change	8.2	-	0.6	0.7	9.5
Balance at March 31, 2008	$37.8	$-	$(120.6)	$0.7	$(82.1)

10.           EARNINGS PER SHARE (“EPS”)

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations:

	Three Months Ended March 31
	2008	2007
Numerator:
Net earnings	$101.7	$92.4
Denominator:
Weighted average shares used to compute basic EPS	95.2	96.5
Effect of dilutive securities -
Employee stock plans	0.2	1.0
Weighted average shares used to compute diluted EPS	95.4	97.5

Basic net EPS	$1.07	$0.96
Diluted net EPS	$1.07	$0.95

Restricted stock units and stock options totaling an additional 11.5 million and 5.8 million shares of Class A Common Stock for the three month periods ended March 31, 2008 and 2007, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

11.           EMPLOYEE PENSION AND POSTRETIREMENT PLANS

The components of the net periodic benefit cost for both the pension and postretirement plans for the three month periods ended March 31, 2008 and 2007, were as follows:

Pension Benefits:	Three Months Ended March 31
	2008	2007
Service cost	$0.8	$0.7
Interest cost	11.4	10.6
Expected return on plan assets	(12.6)	(12.3)
Amortization of net loss	2.8	3.7
Net periodic benefit cost	$2.4	$2.7

Other Postretirement Benefits:	Three Months Ended March 31
	2008	2007
Service cost	$0.5	$0.5
Interest cost	0.7	0.6
Amortization of prior service (benefit) cost	(1.0)	(1.0)
Amortization of net loss	0.2	0.2
Net periodic benefit cost	$0.4	$0.3

The Company currently expects to contribute approximately $8 million to its pension and other postretirement plans in 2008. As of March 31, 2008, $2.1 million of contributions have been made.

12.           SEGMENT DATA

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

The following table includes information about the Company’s reportable segments:

	Three Months Ended March 31
	2008	2007
Revenue:
Business	$741.3	$737.4
Consumer	433.8	523.2
Total revenue	$1,175.1	$1,260.6

Operating income (loss):
Business	$143.9	$153.9
Consumer	78.7	64.5
All other	(100.3)	(97.3)
Total operating income	$122.3	$121.1

For the three months ended March 31, 2008, the Company incurred pre-tax restructuring and related charges (reversals) of ($0.2) million in its Business segment, $1.1 million in its Consumer segment and $8.2 million in All other.

13.           CONTINGENCIES

In accordance with SFAS No. 5, Accounting for Contingencies, Lexmark records a provision for a loss contingency when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes it has adequate provisions for any such matters.

Legal proceedings

On December 30, 2002 (“02 action”) and March 16, 2004 (“04 action”), the Company filed claims against Static Control Components, Inc. (“SCC”) in the U.S. District Court for the Eastern District of Kentucky (the “District Court”) alleging violation of the Company’s intellectual property and state law rights. At various times in 2004, Pendl Companies, Inc. (“Pendl”), Wazana Brothers International, Inc. (“Wazana”) and NER Data Products, Inc. (“NER”), were added as additional defendants to the claims brought by the Company in the 02 action and/or the 04 action. The Company entered into separate settlement agreements with each of NER, Pendl and Wazana pursuant to which the Company released each party, and each party released the Company, from any and all claims, and at various times in May 2007 the District Court entered orders dismissing with prejudice all such litigation. Similar claims in a separate action were filed by the Company in the District Court against David Abraham and Clarity Imaging Technologies, Inc. (“Clarity”) on October 8, 2004. SCC and Clarity have filed counterclaims against the Company in the District Court alleging that the Company engaged in anti-competitive and monopolistic conduct and unfair and deceptive trade practices in violation of the Sherman Act, the Lanham Act and state laws. SCC has stated in its legal documents that it is seeking approximately $17.8 million to $19.5 million in damages for the Company’s alleged anticompetitive conduct and approximately $1 billion for Lexmark’s alleged violation of the Lanham Act. Clarity has not stated a damage dollar amount. SCC and Clarity are seeking treble damages, attorney fees, costs and injunctive relief. On September 28, 2006, the District Court dismissed the counterclaims filed by SCC alleging that the Company engaged in anti-competitive and monopolistic conduct and unfair and deceptive trade practices in violation of the Sherman Act, the Lanham Act and state laws. On October 13, 2006, SCC filed a Motion for Reconsideration of the District Court’s Order dismissing SCC’s claims, or in the alternative, to amend its pleadings, which the District Court denied on June 1, 2007. On October 13, 2006, the District Court issued an order to stay the action brought against David Abraham and Clarity until a final judgment or settlement are entered into in the consolidated 02 and 04 actions. On June 20, 2007, the District Court Judge ruled that SCC directly infringed one of Lexmark’s patents-in-suit. On June 22, 2007, the jury returned a verdict that SCC did not induce infringement of Lexmark’s patents-in-suit. As to SCC’s defense that the Company has committed patent misuse, in an advisory, non-binding capacity, the jury did find some Company conduct constituted misuse. In the jury’s advisory, non-binding findings, the jury also found that the relevant market was the cartridge market rather than the printer market and that the Company had unreasonably restrained competition in that market. The misuse defense will be decided by the District Court Judge at a later date. A final judgment for the 02 action and the 04 action has not yet been entered by the District Court. SCC filed an appeal of the 02 action and the 04 action with the United States Court of Appeals for the Sixth Circuit Court (“Sixth Circuit”) on November 14, 2007. On December 21, 2007, the Clerk of the Sixth Circuit ordered that SCC show cause why its appeal should not be dismissed for lack of appellate jurisdiction since a final judgment has not been entered by the District Court. On January 18, 2008, SCC amended its civil appeals statement to confine its appeal to orders entered in the 02 action. On May 1, 2008, the Sixth Circuit dismissed without prejudice SCC's appeal for lack of appellate jurisdiction until the entry of the final judgment by the District Court.

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

Copyright fees

Certain countries (primarily in Europe) and/or collecting societies representing copyright owners’ interests have taken action to impose fees on devices (such as scanners, printers and multifunction devices) alleging the copyright owners are entitled to compensation because these devices enable reproducing copyrighted content. Other countries are also considering imposing fees on certain devices. The amount of fees, if imposed, would depend on the number of products sold and the amounts of the fee on each product, which will vary by product and by country. The Company has accrued amounts that it believes are adequate to address the risks related to the copyright fee issues currently pending. The financial impact on the Company, which will depend in large part upon the outcome of local legislative processes, the Company’s and other industry participants’ outcome in contesting the fees and the Company’s ability to mitigate that impact by increasing prices, which ability will depend upon competitive market conditions, remains uncertain. As of March 31, 2008, the Company has accrued approximately $131 million for the pending copyright fee issues, including litigation proceedings, local legislative initiatives and/or negotiations with the parties involved.

As of March 31, 2008, approximately $63 million of the $131 million accrued for the copyright fee issues was related to single function printer devices sold in Germany prior to December 31, 2007. On December 6, 2007, the Bundesgerichtshof (the “German Federal Supreme Court”) issued a judgment in litigation brought by VerwertungsGesellschaft Wort (“VG Wort”), a collection society representing certain copyright holders, against Hewlett-Packard Company (“HP”), finding that single function printer devices sold in Germany prior to December 31, 2007 were not subject to the law authorizing the German copyright fee levy (German Federal Supreme Court, file reference I ZR 94/05). The Company and VG Wort entered into an agreement pursuant to which both VG Wort and the Company agreed to be bound by the outcome of the VG Wort/HP litigation. VG Wort filed a claim with the German Federal Constitutional Court (Bundesverfassungsgericht, the “Constitutional Court”) challenging the decision(s) of the German Federal Supreme Court. Pending a review of any arguments VG Wort or HP may make, the Company believes the amount accrued represents its best estimate of the copyright fee issues currently pending.

As of March 31, 2008, approximately $0.4 million of the $131 million accrued for copyright fee issues was related to all-in-one and/or multifunction devices (“AIO/MFDs”) sold in Germany prior to December 31, 2001. At an oral hearing on January 30, 2008, the German Federal Supreme Court issued a judgment in litigation brought by VG Wort against HP seeking to impose copyright levies, at the statutory rates published for photocopier devices, on AIO/MFDs, which judgment confirmed the claim of VG Wort that the statutory copyright rates for photocopier devices shall be applied to AIO/MFDs sold prior to December 31, 2001 without any reduction (German Federal Supreme Court, file reference I ZR 131/05). The Company is not a party to this litigation and has not agreed to be bound by the outcome of this litigation. The German Federal Supreme Court has not yet issued its formal written decision(s) supporting the judgment. HP will have 30 days from receipt of the German Federal Supreme Court’s formal written decision(s) to file a claim with the Constitutional Court challenging the decision(s) of the German Federal Supreme Court. Pending a review of the German Federal Supreme Court’s formal written decision as well as any arguments HP or VG Wort may make if HP should decide to challenge the German Federal Supreme Court’s ruling(s), the Company believes the amount accrued represents its best estimate of the copyright fee issues currently pending.

For those AIO/MFDs sold in Germany after December 31, 2001 through December 31, 2007, VG Wort instituted non-binding arbitration proceedings against the Company in December 2006 before the arbitration board of the Patent and Trademark Office relating to whether and to what extent copyright levies should be imposed on such AIO/MFDs.

The Company believes the amounts accrued represent its best estimate of the copyright fee issues currently pending and these accruals are included in Accrued liabilities on the Consolidated Condensed Statements of Financial Position.

14.           RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The adoption of SFAS 157 in the first quarter of 2008 did not have a material impact on the Company’s financial position, results of operations or cash flows. Refer to Note 2 of the Notes to the Consolidated Condensed Financial Statements for the Company’s SFAS 157 fair value disclosures. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP FAS 157-2”) which defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. As permitted by FSP FAS 157-2, the Company has only partially applied the provisions of SFAS 157. The Company is in the process of evaluating the inputs and techniques used in its nonrecurring, nonfinancial fair value measurements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”). SFAS 159 provides entities with the option to report selected financial assets and liabilities at fair value. Business entities adopting SFAS 159 will report unrealized gains and losses in earnings at each subsequent reporting date on items for which the fair value option has been elected. In the first quarter of 2008, the Company did not elect the fair value option for any of its assets or liabilities.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the provisions of SFAS 161.

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

Management believes that other than the partial adoption of SFAS No. 157, Fair Value Measurements (“SFAS 157”) during the first quarter of 2008, there have been no significant changes during the three months ended March 31, 2008, to the items that were disclosed as critical accounting policies and estimates in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Fair Value

The Company currently uses recurring fair value measurements in several areas including marketable securities, pension plan assets and derivatives. The Company uses fair value in measuring certain nonrecurring items as well, as instructed under existing authoritative accounting guidance.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The standard defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As part of the framework for measuring fair value, SFAS 157 establishes a hierarchy of inputs to valuation techniques used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

The three levels of the fair value hierarchy under SFAS 157 are:

•	Level 1 -- Quoted prices (unadjusted) in active markets for identical, unrestricted assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 -- Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 -- Unobservable inputs used in valuations in which there is little market activity for the asset or liability at the measurement date.

Fair value measurements of assets and liabilities are assigned a level within the fair value hierarchy based on the lowest level of any input that is significant to the fair value measurement in its entirety.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP FAS 157-2”) which defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. As permitted by FSP FAS 157-2, the Company has only partially applied the provisions of SFAS 157 as of March 31, 2008. The Company is in the process of evaluating the inputs and techniques used in its nonrecurring, nonfinancial fair value measurements.

The Company utilizes observable market data, when available, to determine fair value. However, in certain situations, there may be little or no market data available at the measurement date thus requiring the use of significant unobservable inputs. To the extent that a valuation is based on models, inputs or assumptions that are less observable in the market, the determination of fair value requires more judgment. Such measurements are generally classified as Level 3 within the fair value hierarchy. Refer to Part I, Item 1, Note 2 of the Notes to Consolidated Condensed Financial Statements for the Company’s disclosures regarding fair value. Also, refer to the Financial Condition section of Item 2 for additional information regarding the Company’s significant Level 3 valuations.

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

Lexmark is taking actions to improve certain portions of its manufacturing and business support cost and expense structure. These actions will better allow the Company to fund these strategic initiatives.

Lexmark continues to maintain a strong financial position with good cash generation and a solid balance sheet, which positions it to invest in the future of the business and compete effectively even during challenging times.

Business Factors

Business segment

During the first quarter of 2008, Lexmark continued its investments in the Business market segment through new products and technology. The Company expects these investments to produce a steady stream of new products.

The Company continued its investment in the expansion of managed print services and industry sales initiatives. Lexmark also made a significant investment in its enterprise sales force in 2007 to improve its coverage and expand the reach of its solutions and services proposition.

The primary focus of the Business market investments is to drive workgroup laser growth and page generation.

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

Beginning in the second quarter of 2007, the Company experienced the following issues in its Consumer segment:

•	On-going declines in inkjet supplies and OEM unit sales.

•	Lower average unit revenues due to aggressive pricing and promotion.

•	Additional costs in its new products.

As the Company analyzed the situation, it saw the following:

•	Some of its unit sales were not generating adequate lifetime profitability due to lower prices, higher costs and supplies usage below its model.

•	Some markets and channels were on the low-end of the supplies generation distribution curve.

•	Its business was too skewed to the low-end versus the market, resulting in lower supplies generation per unit.

As a result, Lexmark decided to take the following actions beginning in 2007:

•	The Company decided to more aggressively shift its focus to geographic regions, market segments and customers that generate higher page usage.

•	The Company continues working to minimize the unit sales that do not generate an acceptable profit over their life.

The above actions will entail several initiatives, which were begun in 2007 and have continued through the current period:

•	Investing in research and development and core inkjet technology to better support this higher usage customer set.

•
Optimizing the Company’s marketing and sales initiatives and prioritizing specific markets and channels relative to page generation and lifetime profitability. For the highest priority markets, this will mean a focus on expanding retail and non-retail sales, and associated marketing campaigns. For the lowest priority markets, this will mean less or no retail sales.

•
Improving the Company’s cost and expense structure. In 2007, the Company announced a restructuring plan (“the 2007 Restructuring Plan”) to reduce its cost and infrastructure, including the closure of one of its inkjet supplies manufacturing facilities in Mexico and additional optimization measures at the remaining inkjet facilities in Mexico and the Philippines. See “RESTRUCTURING AND RELATED CHARGES (REVERSALS) AND PROJECT COSTS” that follows for further discussion.

Operating Results Summary

The following discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements and Notes thereto. The following table summarizes the results of the Company’s operations for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31
	2008		2007
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev
Revenue	$1,175.1	100.0%	$1,260.6	100.0%
Gross profit	435.5	37.1	422.8	33.5
Operating expense	313.2	26.7	301.7	23.9
Operating income	122.3	10.4	121.1	9.6
Net earnings	101.7	8.7	92.4	7.3

For the first quarter of 2008, total revenue was $1.2 billion or down 7% from 2007. Laser and inkjet supplies revenue decreased 2% year-to-year (“YTY”) and laser and inkjet hardware revenue decreased 18% YTY. In the Business segment, revenue increased 1% YTY while revenue in the Consumer segment decreased 17% YTY.

Net earnings for the first quarter of 2008 increased 10% from the prior year primarily due to higher net interest income and a lower effective tax rate. Net earnings for the first quarter of 2008 included $12.6 million of pre-tax restructuring-related charges and project costs and a $6.7 million tax benefit resulting from adjustments to previously recorded taxes. Net earnings for the first quarter of 2007 included $5.7 million of pre-tax restructuring-related project costs and a $3.5 million pre-tax gain on the sale of the Company’s Scotland facility.

Revenue

For the first quarter of 2008, consolidated revenue decreased 7% YTY. Laser and inkjet supplies revenue decreased 2% as growth in laser supplies was more than offset by a decline in inkjet supplies. Laser and inkjet hardware revenue declined 18% YTY, as both inkjet and laser hardware revenue decreased YTY principally driven by the shift in inkjet strategy.

The following table provides a breakdown of the Company’s revenue by market segment:

	Three Months Ended March 31
(Dollars in millions)	2008	2007	% Change
Business	$741.3	$737.4	1%
Consumer	433.8	523.2	(17)
Total revenue	$1,175.1	$1,260.6	(7	) %

Business segment

During the first quarter of 2008, revenue in the Business segment increased $4 million or 1% compared to 2007 due to growth in laser supplies revenue partially offset by a decline in laser hardware revenue. Laser hardware unit shipments decreased approximately 8% YTY. Laser hardware average unit revenue (“AUR”), which reflects the changes in both pricing and mix, was flat YTY.

Consumer segment

During the first quarter of 2008, revenue in the Consumer segment decreased $89 million or 17% compared to 2007 due to decreased inkjet hardware and supplies revenue. Hardware revenue declined YTY due to lower unit shipments partially offset by increased AURs. Inkjet hardware unit shipments declined 42% YTY principally due to the Company’s decision to prioritize certain markets, segments and customers and to reduce or eliminate others. Units were also impacted by the Company’s decision to focus on more profitable printer placements in every geography. Inkjet hardware AUR increased 15% YTY as price declines were more than offset by a favorable mix shift to AIOs.

Revenue by geography:

The following table provides a breakdown of the Company’s revenue by geography:

	Three Months Ended March 31
(Dollars in millions)	2008	2007	% Change
United States	$487.8	$544.9	(10	) %
EMEA (Europe, the Middle East & Africa)	454.9	481.7	(6)
Other International	232.4	234.0	(1)
Total revenue	$1,175.1	$1,260.6	(7	) %

During the first quarter of 2008, revenue decreased in the U.S. and EMEA geographies primarily due to the previously-mentioned decline in Consumer segment revenues. Additionally, revenue in the U.S. was negatively impacted by weakness in enterprise hardware sales, including government, retail and financial services customers.

Gross Profit

The following table provides gross profit information:

	Three Months Ended March 31
(Dollars in millions)	2008	2007	Change
Gross profit dollars	$435.5	$422.8	3%
% of revenue	37.1%	33.5%	3.6	pts

For the first quarter of 2008, consolidated gross profit and gross profit as a percentage of revenue increased when compared to the prior year. The change in the gross profit margin over the prior period was primarily due to a 4.3 percentage point favorable mix shift among products, primarily driven by less inkjet hardware.

Gross profit in the first quarter of 2008 included $5.3 million of restructuring-related charges and project costs in connection with its restructuring activities. Gross profit in the first quarter of 2007 included $1.6 million of restructuring-related project costs. See “RESTRUCTURING AND RELATED CHARGES (REVERSALS) AND PROJECT COSTS” that follows for further discussion.

Operating Expense

The following table presents information regarding the Company’s operating expenses during the periods indicated:

	Three Months Ended March 31
	2008		2007
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev
Research and development	$105.5	9.0%	$99.9	7.9%
Selling, general & administrative	209.0	17.8	201.8	16.0
Restructuring and other, net	(1.3)	(0.1)	-	-
Total operating expense	$313.2	26.7%	$301.7	23.9%

Research and development increased in the first quarter of 2008 compared to the prior year due to the Company’s continued investment to support product and solution development. These continuing investments have led to new products and solutions aimed at targeted growth segments.

Selling, general and administrative (“SG&A”) expenses in the first quarter of 2008 increased YTY as the Company continued to increase spending on marketing and sales activities. Additionally, SG&A expenses in the first quarter of 2008 included $6.4 million of accelerated depreciation and $2.2 million of restructuring-related project costs. SG&A expenses for the first quarter of 2007 included $4.1 million of restructuring-related project costs and a $3.5 million gain on the sale of the Company’s Rosyth, Scotland facility. See “RESTRUCTURING AND RELATED CHARGES (REVERSALS) AND PROJECT COSTS” that follows for further discussion.

Operating Income (Loss)

The following table provides operating income by market segment:

	Three Months Ended March 31
(Dollars in millions)	2008	2007	Change
Business	$143.9	$153.9	(7	) %
% of segment revenue	19.4%	20.9%	(1.5)pts
Consumer	78.7	64.5	22%
% of segment revenue	18.1%	12.3%	5.8 pts
All other	(100.3)	(97.3)	(3	) %
Total operating income (loss)	$122.3	$121.1	1%
% of total revenue	10.4%	9.6%	.08	pts

For the first quarter of 2008, the increase in consolidated operating income was due to higher gross profit partially offset by higher operating expenses. Business segment operating income decreased YTY due to higher operating expense, principally increased marketing and sales and product development, partially offset by higher gross profit, reflecting a more favorable product mix. Consumer segment operating income increased YTY due to higher gross profit resulting from a favorable product mix shift reflecting less hardware, and lower operating expense primarily due to the timing in demand generation and promotions.

During the first quarter of 2008, the Company incurred total pre-tax restructuring-related charges and project costs of $1.6 million in its Consumer segment and $11.0 million in All other while the Company did not incur any significant charges in its Business segment. During the first quarter of 2007, the Company incurred total pre-tax restructuring-related charges and project costs of $0.5 million in its Business segment and $5.0 million in All other with an offsetting benefit in the Consumer segment of $3.3 million. See “RESTRUCTURING AND RELATED CHARGES (REVERSALS) AND PROJECT COSTS” that follows for further discussion.

Interest and Other

The following table provides interest and other information:

	Three Months Ended March 31
(Dollars in millions)	2008	2007
Interest (income) expense, net	$(7.5)	$(4.4)
Other expense (income), net	1.4	1.2
Total interest and other (income) expense, net	$(6.1)	$(3.2)

During the first quarter of 2008, total interest and other (income) expense, net, was income of $6.1 million compared to income of $3.2 million in 2007. The net increase YTY in interest income primarily resulted from a $2.0 million increase in interest income principally derived from increased balances in cash equivalents and marketable securities and a $1.3 million increase in swap interest income.

Provision for Income Taxes and Related Matters

The Provision for income taxes for the three months ended March 31, 2008, was an expense of $27 million or an effective tax rate of 20.8% compared to an expense of $32 million or an effective tax rate of 25.7% for the first quarter of 2007. The difference in these rates is due principally to the reversal of $6.7 million of previously-accrued taxes (5.1 percentage points), primarily due to the settlement of a tax audit.

During the first quarter of 2008, the Internal Revenue Service completed its examination of the Company’s income tax returns for the years 2004 and 2005. As a result of completing that audit, the Company reduced the total amount of its unrecognized tax benefits by $22.9 million, of which $6.5 million reduced the Company’s effective tax rate for the quarter.

Net Earnings

Net earnings for the first quarter of 2008 increased 10% from the prior year primarily due to higher net interest income and a lower effective tax rate. Net earnings for the first quarter of 2008 included $12.6 million of pre-tax restructuring-related charges and project costs and a $6.7 million tax benefit resulting from adjustments to previously recorded taxes. Net earnings for the first quarter of 2007 included $5.7 million of pre-tax restructuring-related project costs and a $3.5 million pre-tax gain on the sale of the Company’s Scotland facility.

Earnings per Share

The following table summarizes basic and diluted net earnings per share:

	Three Months Ended March 31
	2008	2007
Basic earnings per share	$1.07	$0.96
Diluted earnings per share	$1.07	$0.95

During the first quarter of 2008, the increases YTY in basic and diluted earnings per share were primarily attributable to increased net earnings.

RESTRUCTURING AND RELATED CHARGES (REVERSALS) AND PROJECT COSTS

2007 Restructuring

General

As part of the Company’s ongoing efforts to optimize its cost and expense structure, the Company continually reviews its resources in light of a variety of factors. On October 23, 2007, the Company announced a plan (the “2007 Restructuring Plan”) which includes:

•	Closing one of the Company’s inkjet supplies manufacturing facilities in Mexico and additional optimization measures at the remaining inkjet facilities in Mexico and the Philippines.

•
Reducing the Company’s business support cost and expense structure by further consolidating activity globally and expanding the use of shared service centers in lower-cost regions. The areas impacted are supply chain, service delivery, general and administrative expense, as well as marketing and sales support functions.

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

Impact to Financial Results

For the three months ended March 31, 2008, the Company incurred $9.1 million for the 2007 Restructuring Plan as follows:

Accelerated depreciation charges	$ 10.4
Employee termination benefit charges (reversals)	(1.3)
Total restructuring and related charges	$ 9.1

The accelerated depreciation charges were determined in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. For the three months ended March 31, 2008, the Company incurred $4.0 million of accelerated depreciation charges in Cost of revenue and $6.4 million in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.

Employee termination benefit charges were accrued in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, as appropriate. Employee termination benefit charges include severance, medical and other benefits and are included in Restructuring and related (reversals) charges on the Consolidated Condensed Statements of Earnings.

For the three months ended March 31, 2008, the Company incurred restructuring and related charges (reversals) of ($0.2) million in its Business segment, $1.1 million in its Consumer segment and $8.2 million in All other.

Liability Rollforward

The following table presents a rollforward of the liability incurred for employee termination benefits in connection with the 2007 Restructuring Plan. The liability is included in Accrued liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

Employee Termination Benefit Charges
Balance at December 31, 2007	$21.1
Costs incurred	1.6
Payments & other (1)	(2.6)
Reversals	(2.9)
Balance at March 31, 2008	$17.2

(1) Other consists of changes in the liability balance due to foreign currency translations.

2006 Restructuring

During the first quarter of 2006, the Company approved a plan to restructure its workforce, consolidate some manufacturing capacity and make certain changes to its U.S. retirement plans (collectively referred to as the “2006 actions”).

Impact to Financial Results

Except for approximately 100 positions that were eliminated in 2007, activities related to the 2006 actions were substantially completed at the end of 2006. During the first quarter of 2007, the Company sold its Rosyth, Scotland facility for $8.1 million and recognized a $3.5 million pre-tax gain on the sale that is included in Selling, general, and administrative on the Consolidated Condensed Statements of Earnings.

Liability Rollforward

The following table presents a rollforward of the liability incurred for employee termination benefits and contract termination and lease charges in connection with the 2006 actions. The liability is included in Accrued liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

	Employee Termination Benefit Charges	Contract Termination & Lease Charges	Total
Balance at December 31, 2007	$10.4	$1.4	$11.8
Payments & other (1)	(4.3)	(0.1)	(4.4)
Reversals	(0.2)	-	(0.2)
Balance at March 31, 2008	$5.9	$1.3	$7.2

(1) Other consists of changes in the liability balance due to foreign currency translations.

Project Costs

The Company also incurred and expects to continue to incur additional charges related to the execution of its restructuring plans (referred to as “project costs”). These project costs are incremental to the Company’s normal operating charges and are expensed as incurred. The project costs include such items as compensation costs for overlap staffing, travel expenses, consulting costs and training costs.  The Company expects to incur total pre-tax project costs related to the Company’s 2007 Restructuring Plan of approximately $35 million resulting in a total of

$90 million of expected pre-tax restructuring and related charges and project costs in connection with the 2007 Restructuring Plan. Expected cash payments for the restructuring and related charges and project costs are approximately $75 million.

For the three months ended March 31, 2008, the Company incurred charges, including project costs, of $12.6 million for the 2007 Restructuring Plan as follows:

	Restructuring and Related Charges (Note 3)	Project Costs	Total
Accelerated depreciation charges & project costs	$10.4	$1.3	$11.7
Employee termination benefit charges (reversals) & project costs	(1.3)	2.2	0.9
Total restructuring & related charges & project costs	$9.1	$3.5	$12.6

For the three months ended March 31, 2008, the Company incurred $5.3 million of accelerated depreciation charges and project costs in Cost of revenue and $6.4 million in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.  The ($1.3) million of employee termination benefit charges (reversals) are included in Restructuring and related (reversals) charges while the $2.2 million of related project costs are included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.

For the three months ended March 31, 2008, the Company incurred restructuring and related charges and project costs related to the Company’s 2007 Restructuring Plan of $1.6 million in its Consumer segment and $11.0 million in All other while the Company did not incur significant charges in its Business segment. The Company expects to incur total restructuring and related charges and project costs of $24 million in its Business segment, $29 million in its Consumer segment and $37 million in All other.

Of the total pre-tax restructuring and related charges and project costs of approximately $90 million, approximately $15 million will impact cost of revenue and $75 million will impact operating expense. The 2007 Restructuring Plan (including related projects) is expected to save approximately $40 million in 2008 with approximately 50% benefiting cost of revenue and 50% benefiting operating expense. Annual savings beginning in 2009 are expected to approximate $60 million. As the majority of the costs and benefits related to the 2007 Restructuring Plan are non-U.S. dollar-denominated, continued weakness of the U.S. dollar could result in increased costs, benefits or both.

The Company expects to incur the additional $43 million of pre-tax restructuring and related charges and project costs during the remainder of 2008 with approximately $14 million expected in the second quarter of 2008.

For the three months ended March 31, 2007, the Company incurred approximately $2.2 million of project costs related to the Company’s 2006 actions. The $2.2 million of project costs is the net amount incurred after including the gain recognized on the sale of the Rosyth, Scotland facility mentioned earlier. Of the $2.2 million of project costs incurred, $1.6 million is included in Cost of revenue and $0.6 million in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings. For the three months ended March 31, 2007, the Company incurred total pre-tax project costs of $0.5 million in its Business segment and $5.0 million in All other that were offset by a $3.3 million benefit in the Consumer segment.

FINANCIAL CONDITION

Lexmark’s financial position remained strong at March 31, 2008, with working capital of $631 million compared to $570 million at December 31, 2007. The increase in working capital accounts was primarily due to the decrease in current liabilities driven by the $70 million reduction in Accounts payable. Accounts payable balances can fluctuate significantly between periods due to variation in spending and/or the timing of payments to vendors. The decrease in Accounts Payable is largely due to the decrease in supplier spending in the first quarter of 2008. Working capital increased in spite of the reclassification of $59.4 million of unsuccessful auction rate securities from Current assets to Noncurrent assets in the first quarter of 2008. Refer to the section, Investing activities, which follows for further discussion of the Company’s marketable securities.

At March 31, 2008 and December 31, 2007, the Company had senior note debt of $150.0 million and $149.9 million, respectively. The senior notes are due May 15, 2008. The Company had no other short-term debt outstanding. The debt to total capital ratio was 10% at both March 31, 2008, and December 31, 2007. The Company had no amounts outstanding under its U.S. trade receivables financing program or its revolving credit facility at March 31, 2008.

The following table summarizes the results of the Company’s Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31
	2008	2007
Net cash flow provided by (used for):
Operating activities	$177.5	$86.6
Investing activities	(129.9)	43.1
Financing activities	4.6	(154.1)
Effect of exchange rate changes on cash	0.7	0.1
Net change in cash and cash equivalents	$52.9	$(24.3)

The Company’s primary source of liquidity has been cash generated by operations, which totaled $178 million and $87 million for the three months ended March 31, 2008 and 2007, respectively. Cash from operations generally has been sufficient to allow the Company to fund its working capital needs and finance its capital expenditures during these periods along with the repurchase of approximately $0.2 billion of its Class A Common Stock during the three months ended March 31, 2007. Management believes that cash provided by operations will continue to be sufficient to meet operating and capital needs; however, in the event that cash from operations is not sufficient, the Company has other potential sources of cash through utilization of its trade receivables financing program, revolving credit facility or other financing sources.

Operating activities:

The increase in cash flow from operating activities from 2007 to 2008 was driven by the favorable YTY change in Trade receivables of $78 million, due mainly to collections in excess of revenues in the first quarter of 2008. Collections of sales were quicker in the first quarter of 2008 versus the first quarter of 2007, due to both improvements in delinquency in 2008 as well as differences in the timing of revenues within the quarters.  The Company’s days of sales outstanding were 40 days at March 31, 2008 and 40 days at December 31, 2007 compared to 43 days at March 31, 2007 and 38 days at December 31, 2006. The days of sales outstanding are calculated using the quarter-end trade receivables balance, net of allowances, and the average daily revenue for the quarter.

Other significant changes include the $44 million unfavorable YTY change in Accounts payable, which was offset by various items including the $14 million favorable YTY change in Accrued liabilities. The unfavorable change in Accounts payable was largely due to payment of prior year purchases and the fact that a higher accounts payable balance existed at December 31, 2007 compared to that of December 31, 2006. The change noted in Accrued liabilities was primarily due to the $23 million favorable YTY change in accrued compensation driven by lower payout of annual bonuses in the first quarter of 2008 versus annual bonus payments made in the first quarter of 2007.

The Company’s days of inventory were 53 days at March 31, 2008 and 48 days at December 31, 2007 compared to 47 days at March 31, 2007 and 44 days at December 31, 2006. The days of inventory are calculated using the quarter-end net inventories balance and the average daily cost of revenue for the quarter.

In connection with the 2007 restructuring, the remaining accrued liability balance at March 31, 2008, of $17.2 million, is expected to be paid out primarily over 2008 and 2009. These payments will relate mainly to employee termination benefits.  In connection with the 2006 restructuring, the remaining accrued liability balance at March 31, 2008 was $7.2 million.  It is expected that the majority of this liability, which consists of employee termination benefits and contract termination and lease charges, will be paid by the end of 2008.

As of March 31, 2008, the Company had accrued approximately $131 million for pending copyright fee issues, including litigation proceedings, local legislative initiatives and/or negotiations with the parties involved. These accruals are included in Accrued liabilities on the Consolidated Condensed Statements of Financial Position. Refer to Part I, Item 1, Note 13 of the Notes to Consolidated Condensed Financial Statements for additional information.

Investing activities:

The Company increased its marketable securities investments by $89 million for the three months ended March 31, 2008. The Company decreased its marketable securities by $84 million for the three months ended March 31, 2007, electing to repurchase its shares in the first quarter of 2007. Refer to the section, Financing activities, which follows for further discussion of the Company’s stock repurchase program. The fluctuations in the net cash flows (used for) provided by investing activities for the quarters provided were principally due to the Company’s marketable securities investing activities.

The Company’s investments in marketable securities are classified and accounted for as available-for-sale. At March 31, 2008 and December 31, 2007,  the Company’s marketable securities portfolio consisted of asset-backed and mortgage-backed securities, corporate debt securities, municipal debt securities, U.S. government and agency debt securities, and preferred securities, including approximately $68 million and $79 million, respectively, of auction rate securities.

Recent market conditions continue to indicate significant uncertainty on the part of investors on the economic outlook for the U.S. and for financial institutions that have potential exposure to the sub-prime housing market. This uncertainty has created reduced liquidity across the fixed income investment market, including the securities that Lexmark is invested in. As a result, some of the Company’s investments have experienced reduced liquidity including unsuccessful auctions for its auction rate security holdings. During the first quarter of 2008, the Company reclassified $59.4 million in auction rate fixed income securities from Current assets to Noncurrent assets on its Consolidated Condensed Statements of Financial Position due to the fact that the securities are currently not trading, and current conditions in the general debt markets have reduced the likelihood that the securities will successfully auction within the next 12 months. Auction rate securities that did not successfully auction reset to the maximum rate as prescribed in the underlying offering statement and all of the Company’s holdings continue to be current with their interest and dividend payments. The remaining $8.4 million of auction rate securities continued to be classified in Current assets as of March 31, 2008, as the Company had been notified by the issuer that the securities would be called at par.

Based on Lexmark’s assessment of the credit quality of the underlying collateral and credit support available to each of the securities in which the Company is invested, it believes no impairment has occurred. This is further corroborated by an internal valuation based on discounted cash flows. Given the level of judgment required to make a determination of fair value, the auction rate securities for which recent auctions were unsuccessful of $59.4 million have been classified as a Level 3 fair value measurement. Refer to Part I, Item 1, Note 2 of the Notes to Consolidated Condensed Financial Statements for additional information regarding SFAS 157. Lexmark experienced no realized losses on the sales of its auction rate securities during the first quarter of 2008, nor were there any unrealized losses related to Level 3 unsuccessful auction rate securities held on the balance sheet at March 31, 2008. The Company has the ability to hold these securities until liquidity in the market or optional issuer payment occurs and could also hold the securities to maturity. Additionally, if Lexmark required capital, the Company has available liquidity through its accounts receivable program, revolving credit facility and available debt capacity in the capital markets. As of May 6, 2008, the Company does not believe that it has a material risk in its current portfolio of investments that would impact its financial condition or liquidity.

For the three months ended March 31, 2008 and 2007, the Company spent $40 million and $49 million, respectively, on capital expenditures. The capital expenditures for 2008 principally related to infrastructure support, new product support and manufacturing capacity expansion. The Company continues to make significant capital investments in its manufacturing facilities. It is anticipated that total capital expenditures for 2008 will be approximately $225 million and are expected to be funded through cash from operations.

During the first quarter of 2007, the Company sold its Rosyth, Scotland facility for $8.1 million and recognized a $3.5 million pre-tax gain on the sale.

Financing activities:

The change in the net cash flows from financing activities was primarily due to the Company’s share repurchase activity. During the first quarter of 2007, the Company repurchased approximately 2.7 million shares at a cost of approximately $165 million. The Company did not repurchase its stock during the first quarter of 2008.

As of March 31, 2008, there was approximately $0.3 billion of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. As of March 31, 2008, since the inception of the program in April 1996, the Company had repurchased approximately 74.1 million shares for an aggregate cost of approximately $3.6 billion. As of March 31, 2008, the Company had reissued approximately 0.5 million shares of previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million and 16.0 million shares of treasury stock in 2005 and 2006, respectively, the net treasury shares outstanding at March 31, 2008, were 13.6 million.

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

At March 31, 2008, there were no secured borrowings outstanding under the facility.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 14 to the Consolidated Condensed Financial Statements in Item 1 for a description of recent accounting pronouncements which is incorporated herein by reference.

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

Interest Rates

At March 31, 2008, the fair value of the Company’s senior notes was estimated at $150.5 million using quoted market prices and yields obtained through independent pricing sources for the same or similar types of borrowing arrangements, taking into consideration the underlying terms of the debt. The fair value of the senior notes exceeded the carrying value as recorded in the Consolidated Condensed Statements of Financial Position at March 31, 2008, by approximately $0.5 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $0.1 million at March 31, 2008.

The Company has interest rate swaps that serve as a fair value hedge of the Company’s senior notes. The fair value of the interest rate swaps at March 31, 2008, was an asset of $0.3 million. Market risk for the interest rate swaps is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $0.1 million at March 31, 2008.

See the section titled “FINANCIAL CONDITION - Investing activities:” in Item 2 of this report for a discussion of the Company’s auction rate securities portfolio which is incorporated herein by reference.

Foreign Currency Exchange Rates

The Company has employed, from time to time, a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the Company’s functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the Company is exposed include the Euro, the Mexican peso, the British pound, the Philippine peso, the Australian dollar and other Asian and South American currencies. Exposures may be hedged with foreign currency forward contracts, put options, and call options generally with maturity dates of twelve months or less. The potential loss in fair value at March 31, 2008, for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $20 million. This loss would be mitigated by corresponding gains on the underlying exposures.

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

Changes in Internal Control over Financial Reporting

Beginning in the third quarter of 2006 and continuing through the first quarter of 2008, the Company continued its process of centralizing certain of its accounting and other finance functions and order-to-cash functions from various countries to shared service centers. As a result, certain changes in basic processes and internal controls and procedures for day-to-day accounting functions and financial reporting were made. In the second quarter of 2007, the Company migrated the majority of the transaction processing for after-sales service activities in the United States to a new software system. While management believes the changed controls along with additional compensating controls relating to financial reporting for affected processes are adequate and effective, management is continuing to evaluate and monitor the changes in controls and procedures as processes in each of these areas evolve.

Except for implementing the changes noted above, there has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS
On May 1, 2008, the United States Court of Appeals for the Sixth Circuit dismissed without prejudice the appeal by Static Control Components, Inc. for lack of appellate jurisdiction until the entry of the final judgment by the U.S. District Court for the Eastern District of Kentucky.  There have been no other material developments to the legal proceedings previously disclosed in Part I, Item 3 of the Company's 2007 Annual Report on Form 10-K.

Item 1A.  RISK FACTORS

A description of the risk factors associated with the Company’s business is included under “Factors That May Affect Future Results And Information Concerning Forward-Looking Statements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part I of this report. There have been no material changes to the risk factors associated with the business previously disclosed in Part I, Item 1A of the Company’s 2007 Annual Report on Form 10-K.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the repurchases of the Company’s Common Stock in the quarter ended March 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
January 1 - 31, 2008	-	$ -	-	$ 295.5
February 1 - 28, 2008	-	-	-	295.5
March 1 - 31, 2008	-	-	-	295.5
Total	-	$ -	-

(1)
In January 2006, the Company received authorization from the Board of Directors to repurchase an additional $1.0 billion of its Class A Common Stock for a total repurchase authority of $3.9 billion. As of March 31, 2008, there was approximately $0.3 billion of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. The Company did not repurchase any shares in the first quarter of 2008. As of March 31, 2008, since the inception of the program in April 1996, the Company had repurchased approximately 74.1 million shares for an aggregate cost of approximately $3.6 billion. As of March 31, 2008, the Company had reissued approximately 0.5 million shares of previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million and 16.0 million shares of treasury stock in 2005 and 2006, respectively, the net treasury shares outstanding at March 31, 2008, were 13.6 million.

Item 3.     DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company’s Annual Meeting of Stockholders was held on April 24, 2008.

(b)
Ralph E. Gomory, Marvin L. Mann and Teresa Beck were each elected as Directors of the Company for terms expiring in 2011.  The terms of office of each of Paul J. Curlander, William R. Fields, Stephen R. Hardis, James F. Hardymon, Robert Holland, Jr., Michael J. Maples, Jean-Paul L. Montupet and Kathi P. Seifert as Directors of the Company continued after the meeting.

(c)	At said Annual Meeting, the stockholders voted on the following four proposals:

(i)	The election of three Directors for terms expiring in 2011. The stockholders elected the Directors by the following votes:

Director	Votes For	Votes Withheld	Abstentions
Ralph E. Gomory	74,418,216	2,888,929	556,467
Marvin L. Mann	70,810,532	5,651,487	1,401,593
Teresa Beck	76,408,177	783,745	671,690

(ii)
The ratification of the appointment of PricewaterhouseCoopers LLP (“PwC”) as the Company’s independent registered public accounting firm for the Company’s fiscal year ending December 31, 2008. The stockholders ratified the appointment of PwC by the following votes:

Votes For	Votes Against	Abstentions
76,506,616	700,827	656,169

(iii)	The approval of the amendment of certain terms of the Company’s Stock Incentive Plan, as Amended and Restated April 30, 2003. The stockholders approved the amendment by the following votes:

Votes For	Votes Against	Abstentions
66,188,810	2,789,343	671,799

(iv)
The consideration of a stockholder proposal urging the Board of Directors to adopt a policy under which shareholders could vote at each annual meeting on an advisory resolution, to be proposed by Lexmark’s management, to ratify the compensation of the named executive officers. The stockholders approved the resolution by the following votes:

Votes For	Votes Against	Abstentions
40,893,005	27,448,724	1,308,223

Item 5.          OTHER INFORMATION

None.

Item 6.           EXHIBITS

A list of exhibits is set forth in the Exhibit Index found on page 42 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, both on behalf of the registrant and in his capacity as principal accounting officer of the registrant.

Lexmark International, Inc.
(Registrant)

May 6, 2008

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