Form 10-Q
period 2008-06-30
LEXMARK INTERNATIONAL INC /KY/
filed 2008-08-05
CIK 1001288

a

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

The registrant had 87,976,138 shares outstanding (excluding shares held in treasury) of Class A Common Stock, par value $0.01 per share, as of the close of business on July 31, 2008.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

		Page of Form 10-Q
	PART I – FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
	Consolidated Condensed Statements of Earnings
	Three and Six Months Ended June 30, 2008 and 2007	2
	Consolidated Condensed Statements of Financial Position
	As of June 30, 2008 and December 31, 2007	3
	Consolidated Condensed Statements of Cash Flows
	Six Months Ended June 30, 2008 and 2007	4
	Notes to Consolidated Condensed Financial Statements	5
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	46
ITEM 4.	CONTROLS AND PROCEDURES	47

	PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	48
ITEM 1A.	RISK FACTORS	48
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	48
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	49
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	49
ITEM 5.	OTHER INFORMATION	49
ITEM 6.	EXHIBITS	49

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

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007

Revenue	$1,138.8	$1,208.2	$2,314.0	$2,468.8
Cost of revenue	721.6	838.0	1,461.3	1,675.8
Gross profit	417.2	370.2	852.7	793.0

Research and development	102.9	102.2	208.4	202.1
Selling, general and administrative	211.2	202.4	420.1	404.2
Restructuring and related charges	2.2	-	1.0	-
Operating expense	316.3	304.6	629.5	606.3
Operating income	100.9	65.6	223.2	186.7

Interest (income) expense, net	(2.9)	(3.8)	(10.4)	(8.2)
Other expense (income), net	0.2	(7.4)	1.5	(6.2)
Earnings before income taxes	103.6	76.8	232.1	201.1

Provision for income taxes	19.9	12.6	46.6	44.5
Net earnings	$83.7	$64.2	$185.5	$156.6

Net earnings per share:
Basic	$0.89	$0.68	$1.96	$1.64
Diluted	$0.89	$0.67	$1.96	$1.62

Shares used in per share calculation:
Basic	94.0	94.8	94.6	95.6
Diluted	94.2	95.5	94.8	96.5

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
(In Millions, Except Par Value)
(Unaudited)
	June 30 2008	December 31 2007
ASSETS
Current assets:
Cash and cash equivalents	$747.9	$277.0
Marketable securities	579.6	519.1
Trade receivables, net of allowances of $40.9 in 2008 and $36.5 in 2007	475.9	578.8
Inventories	427.2	464.4
Prepaid expenses and other current assets	244.6	227.5
Total current assets	2,475.2	2,066.8

Property, plant and equipment, net	879.3	869.0
Marketable securities	31.3	-
Other assets	198.5	185.3
Total assets	$3,584.3	$3,121.1

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$-	$149.9
Accounts payable	562.4	636.9
Accrued liabilities	678.1	710.5
Total current liabilities	1,240.5	1,497.3

Long-term debt	648.6	-
Other liabilities	352.7	345.5
Total liabilities	2,241.8	1,842.8

Contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1.6 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value:
Class A, 900.0 shares authorized; 90.7 and 94.7 outstanding in 2008 and 2007, respectively	1.1	1.1
Class B, 10.0 shares authorized; no shares issued and outstanding	-	-
Capital in excess of par	912.0	887.8
Retained earnings	1,121.2	935.7
Treasury stock, net; at cost; 18.2 and 13.6 shares in 2008 and 2007, respectively	(612.9)	(454.7)
Accumulated other comprehensive loss	(78.9)	(91.6)
Total stockholders' equity	1,342.5	1,278.3
Total liabilities and stockholders' equity	$3,584.3	$3,121.1
See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)
	Six Months Ended June 30
	2008	2007
Cash flows from operating activities:
Net earnings	$185.5	$156.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	95.4	84.2
Deferred taxes	(5.0)	(12.7)
Stock-based compensation expense	18.4	22.3
Tax shortfall from employee stock plans	(1.4)	(0.2)
Foreign exchange gain upon Scotland liquidation	-	(8.1)
Gain on sale of Scotland facility	-	(3.5)
Other	2.2	(4.7)
	295.1	233.9
Change in assets and liabilities:
Trade receivables	101.1	15.0
Inventories	37.2	21.9
Accounts payable	(74.8)	(13.1)
Accrued liabilities	(38.4)	(46.9)
Other assets and liabilities	(7.4)	(0.6)
Net cash flows provided by operating activities	312.8	210.2

Cash flows from investing activities:
Purchases of property, plant and equipment	(92.4)	(92.4)
Purchases of marketable securities	(413.5)	(534.0)
Proceeds from sales/maturities of marketable securities	319.7	578.0
Proceeds from sale of Scotland facility	-	8.1
Other	(0.5)	-
Net cash flows used for investing activities	(186.7)	(40.3)

Cash flows from financing activities:
Repayment of current portion of long term debt	(150.0)	-
Proceeds from issuance of long-term debt, net of issuance costs of $4.1 in 2008	644.5	-
Issuance of treasury stock	-	0.1
Purchase of treasury stock	(158.2)	(165.0)
Proceeds from employee stock plans	6.3	11.5
Tax windfall from employee stock plans	0.9	2.5
Other	(0.1)	-
Net cash flows provided by (used for) financing activities	343.4	(150.9)
Effect of exchange rate changes on cash	1.4	1.0
Net change in cash and cash equivalents	470.9	20.0
Cash and cash equivalents - beginning of period	277.0	144.6
Cash and cash equivalents - end of period	$747.9	$164.6
See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(In Millions, Except Per Share Amounts)
(Unaudited)

1.           BASIS OF PRESENTATION

The accompanying interim Consolidated Condensed Financial Statements are unaudited; however, in the opinion of management of Lexmark International, Inc. (together with its subsidiaries, the “Company” or “Lexmark”), all adjustments necessary for a fair statement of the interim financial results have been included. The results for the interim periods are not necessarily indicative of results to be expected for the entire year. The Consolidated Condensed Statement of Financial Position data as of December 31, 2007, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). The Company filed with the Securities and Exchange Commission audited consolidated financial statements for the year ended December 31, 2007, on Form 10-K, which included all information and notes necessary for such presentation. Accordingly, these financial statements and notes should be read in conjunction with the Company’s audited annual consolidated financial statements for the year ended December 31, 2007.

2.           FAIR VALUE

General

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements ("FAS 157") effective January 1, 2008. FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP") and expands disclosures about fair value measurements. The standard defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As part of the framework for measuring fair value, FAS 157 establishes a hierarchy of inputs to valuation techniques used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

The Company has not applied the provisions of FAS 157 to any nonrecurring, nonfinancial fair value measurements as permitted under Financial Accounting Standards Board (“FASB”) Staff Position No. 157-2 ("FSP FAS 157-2"). Refer to Note 15 of the Notes to Consolidated Condensed Financial Statements for additional information regarding FSP FAS 157-2. The Company is in the process of evaluating the inputs and techniques used in these measurements, including such items as impairment assessments of fixed assets, initial recognition of asset retirement obligations, and goodwill impairment testing. There were no material adjustments of this nature recorded in the second quarter of 2008.

Fair Value Hierarchy

The three levels of the fair value hierarchy under FAS 157 are:

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

Assets and (Liabilities) Measured at Fair Value on a Recurring Basis

		Based on
		Quoted prices in	Other observable	Unobservable
	Fair value at	active markets	inputs	inputs
	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Available-for-sale marketable securities - ST	$579.6	$247.9	$331.1	$0.6
Foreign currency derivatives (1)	0.2	-	0.2	-
Available-for-sale marketable securities - LT	31.3	-	-	31.3
Total	$611.1	$247.9	$331.3	$31.9

(1) Foreign currency derivative assets are included in Prepaid expenses and other current assets on the Consolidated Condensed Statements of Financial Position.

Liabilities measured at fair value on a recurring basis had no outstanding balances as of June 30, 2008.

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the quarter ended June 30, 2008:

Available-for-sale marketable securities	Three Months Ended	Six Months Ended
	June 30 2008	June 30 2008
Balance, beginning of period	$60.0	$31.9
Realized and unrealized gains/(losses) included in earnings	-	(0.4)
Unrealized gains/(losses) included in comprehensive income	-	-
Purchases, issuances, and settlements	(24.0)	4.5
Transfers in and/or out of Level 3	(4.1)	(4.1)
Balance, end of period	$31.9	$31.9

For the three months ended June 30, 2008, there were no material realized or unrealized gains/(losses) included in earnings. For the six months ended June 30, 2008, realized and unrealized gains and (losses) of $(0.4) million were included in Other (income) expense, net on the Consolidated Condensed Statements of Earnings. Losses of $0.4 million included in earnings for the six month period are attributable to the change in fair value of certain distressed corporate bonds and mortgage-backed securities held at June 30, 2008, deemed to be other than temporarily impaired, and are reported in Other (income) expense, net.

Interest rate swap contracts, which served as a fair value hedge of the Company's senior notes that matured in May 2008, were also considered a Level 3 fair value measurement. Because the short-cut method of FAS 133 was used to record the fair value of the interest rate swaps, the Company feels it is clearer to describe the activity in narrative form than to include the change in fair value in the Level 3 rollforward table. The fair value of the interest rate swaps at December 31, 2007 and March 31, 2008 was an asset of $0.1 million and $0.3 million, respectively. Final settlement occurred in May 2008, resulting in net cash proceeds of $0.8 million. As of June 30, 2008, the Company has not entered into any new interest rate swap contracts.

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

Level 3 fair value measurements are based on inputs that are unobservable and significant to the overall valuation. Level 3 fair value measurements include security types that do not have readily determinable market values and/or are not priced by independent data sources, including auction rate securities for which recent auctions were unsuccessful valued at $31.3 million and a small number of certain distressed debt instruments valued at $0.6 million.  Nearly all of the auction rate securities held by the Company are highly rated and the Company believes it has sufficient liquidity to hold these securities until sold or repurchased at par. Therefore, the fair values of the Company's auction rate securities for which recent auctions were unsuccessful are based on current expected settlement prices, which closely approximates the face value of each security and in the aggregate. The securities issuers have the legal option to redeem the securities at par plus accrued interest at each auction rate reset date and the securities are being made available for sale at par at auctions every 7 to 49 days. Nearly all of the auction rate securities held by the Company at June 30, 2008, are paying penalty rates that carry an economic incentive for alternative investors to buy the securities at upcoming auctions and issuers to refinance these securities in the capital markets prior to maturity. During the second quarter of 2008, the Company sold $24.0 million of its Level 3 auction rate securities resulting in no realized losses. In addition, the Company has performed its own valuation, using a discounted cash flow model that supports the assertion that the expected settlement price is a reasonable measure of fair value for its unsuccessful auction rate securities.

Derivatives

The Company maintains a foreign currency risk management strategy that uses derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates.  Fair values for the Company’s derivative financial instruments are based on pricing models or formulas using current market data. Variables used in the calculations include forward points and spot rates at the time of valuation. At June 30, 2008, all of the Company's forward exchange contracts have been designated as Level 2 measurements in the FAS 157 fair value hierarchy.

Senior Notes

In the second quarter of 2008, the Company repaid its $150 million of senior note debt that matured on May 15, 2008, and subsequently issued $350 million of five-year fixed rate senior unsecured notes as well as $300 million of ten-year fixed rate senior unsecured notes. At June 30, 2008, the fair values of the Company's five-year and ten-year notes were estimated to be $343.4 million and $291.5 million, respectively, using quoted market prices obtained from an independent broker. The $634.9 million total fair value of the debt is not recorded on the Company's Consolidated Condensed Statements of Financial Position and is therefore excluded from the fair value table above.  The total carrying value of the senior notes, net of $1.4 million discount, is $648.6 million on the Consolidated Condensed Statements of Financial Position. Refer to Part I, Item 1, Note 4 of the Notes to Consolidated Condensed Financial Statements for additional information regarding the senior notes.

Assets and (Liabilities) Measured at Fair Value on a Nonrecurring Basis Subsequent to Initial Recognition

In the second quarter of 2008, there were no material nonrecurring adjustments to disclose under the provisions of FAS 157 partially adopted by the Company. The Company has not applied the provisions of FAS 157 to any nonrecurring, nonfinancial fair value measurements as permitted under FSP FAS 157-2. Related to the 2007 restructuring plan, one of the Company’s inkjet supplies assembly plants located in Juarez, Mexico has been made available for sale. The asset is included in Property, plant and equipment, net on the Consolidated Condensed Statements of Financial Position at the lower of its carrying amount or fair value less costs to sell in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The carrying value of the building and land available for sale is $3 million. It is estimated that the fair value of the site is $5 million based on orderly dealings with potential buyers.

3.           RESTRUCTURING AND RELATED CHARGES (REVERSALS)

2008 Restructuring

General

To enhance the efficiency of the Company’s inkjet cartridge manufacturing operations, the Company announced a plan (the “2008 Restructuring Plan”) on July 22, 2008, that will result in the closure of one of the Company’s inkjet supplies manufacturing facilities in Mexico.

The 2008 Restructuring Plan is expected to impact approximately 650 positions by the end of 2008 with most of the impacted positions being moved to a lower-cost country. The Company expects the 2008 Restructuring Plan will result in pre-tax charges of approximately $20 million, of which $3 million will require cash. The charges for the 2008 Restructuring Plan will impact the Company’s Consumer segment. The Company expects the 2008 Restructuring Plan to be substantially completed by the end of 2008.

Impact to Financial Results

For the three and six months ended June 30, 2008, the Company incurred $3.4 million for the 2008 Restructuring Plan as follows:

Employee termination benefit charges	$3.4
Total restructuring-related charges	$3.4

Employee termination benefit charges were accrued in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, as appropriate. Employee termination benefit charges include severance, medical and other benefits and are included in Restructuring and related charges on the Consolidated Condensed Statements of Earnings.

For the three and six months ended June 30, 2008, the Company incurred the $3.4 million of pre-tax restructuring and related charges in its Consumer segment.

Liability Rollforward

The following table presents a rollforward of the liability incurred for employee termination benefits in connection with the 2008 Restructuring Plan. The liability is included in Accrued liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

Employee Termination Benefits
Balance at December 31, 2007	$-
Costs incurred	3.4
Balance at June 30, 2008	$3.4

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

Impact to Financial Results

For the three and six months ended June 30, 2008, the Company incurred charges of $0.6 million and $9.7 million, respectively, for the 2007 Restructuring Plan as follows:

	Three Months Ended June 30	Six Months Ended June 30
	2008	2008
Accelerated depreciation charges	$1.8	$12.1
Employee termination benefit charges (reversals)	(1.2)	(2.4)
Total restructuring-related charges	$0.6	$9.7

The accelerated depreciation charges were determined in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. For the three months ended June 30, 2008, the accelerated depreciation charges are included in Cost of revenue on the Consolidated Condensed Statements of Earnings.  For the six months ended June 30, 2008, the Company incurred $5.7 million of accelerated depreciation charges in Cost of revenue and $6.4 million in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.

Employee termination benefit charges were accrued in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, as appropriate. Employee termination benefit charges include severance, medical and other benefits and are included in Restructuring and related charges on the Consolidated Condensed Statements of Earnings.

For the three months ended June 30, 2008, the Company incurred pre-tax restructuring and related charges (reversals) of $0.6 million in its Business segment, ($0.6) million in its Consumer segment and $0.6 million in All other.

For the six months ended June 30, 2008, the Company incurred pre-tax restructuring and related charges of $0.4 million in its Business segment, $0.5 million in its Consumer segment and $8.8 million in All other.

Liability Rollforward

The following table presents a rollforward of the liability incurred for employee termination benefits in connection with the 2007 Restructuring Plan. The liability is included in Accrued liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

Employee Termination Benefits
Balance at December 31, 2007	$21.1
Costs incurred	2.3
Payments & other (1)	(4.3)
Reversals (2)	(4.7)
Balance at June 30, 2008	$14.4

(1) Other consists of changes in the liability balance due to foreign currency translations.
(2) Reversals due to changes in estimates for employee termination benefits.

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

During the second quarter of 2007, the Company substantially liquidated the remaining operations of its Scotland entity and recognized an $8.1 million pre-tax gain from the realization of the entity’s accumulated foreign currency translation adjustment generated on the investment in the entity during its operating life. This gain is included in Other expense (income), net on the Company’s Consolidated Condensed Statements of Earnings.

Liability Rollforward

The following table presents a rollforward of the liability incurred for employee termination benefits and contract termination and lease charges in connection with the 2006 actions. The liability is included in Accrued liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

	Employee Termination Benefit Charges	Contract Termination & Lease Charges	Total
Balance at December 31, 2007	$10.4	$1.4	$11.8
Payments & other (1)	(5.7)	(0.3)	(6.0)
Reversals (2)	(0.7)	-	(0.7)
Balance at June 30, 2008	$4.0	$1.1	$5.1

(1) Other consists of changes in the liability balance due to foreign currency translations.
(2) Reversals due to changes in estimates for employee termination benefits.

4.           Debt

Senior Notes – Long-term Debt

In May 2008, the Company repaid its $150.0 million principal amount of 6.75% senior notes that were due on May 15, 2008. Additionally, in May 2008, the Company completed a public debt offering of $650.0 million aggregate principal amount of fixed rate senior unsecured notes. The notes are split into two tranches of five- and ten-year notes, respectively. The five-year notes with an aggregate principal amount of $350.0 million and 5.90% coupon were priced at 99.83% to have an effective yield to maturity of 5.939% and will mature June 1, 2013 (referred to as the “2013 senior notes”). The ten-year notes with an aggregate principal amount of $300 million and 6.65% coupon were priced at 99.73% to have an effective yield to maturity of 6.687% and will mature June 1, 2018 (referred to as the “2018 senior notes”).

The 2013 and 2018 senior notes (collectively referred to as the “senior notes”) will pay interest on June 1 and December 1 of each year, beginning December 1, 2008. The interest rate payable on the notes of each series will be subject to adjustments from time to time if either Moody’s Investors Service, Inc. or Standard and Poor’s Ratings Services downgrades the debt rating assigned to the notes to a level below investment grade, or subsequently upgrades the ratings.

The senior notes contain typical restrictions on liens, sale leaseback transactions, mergers and sales of assets. There are no sinking fund requirements on the senior notes and they may be redeemed at any time at the option of the Company, at a redemption price as described in the related indenture agreement, as supplemented and amended, in whole or in part.  If a “change of control triggering event” as defined below occurs, the Company will be required to make an offer to repurchase the notes in cash from the holders at a price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest to but not including, the date of repurchase.  A “change of control triggering event” is defined as the occurrence of both a change of control and a downgrade in the debt rating assigned to the notes to a level below investment grade.

The Company intends to use the net proceeds from the offering for general corporate purposes, including to fund share repurchases, repay debt, finance acquisitions, finance capital expenditures and operating expenses and invest in any subsidiaries.

5.           MARKETABLE SECURITIES

Lexmark has investments in marketable securities which are classified and accounted for as available-for-sale. At June 30, 2008 and December 31, 2007,  the Company’s marketable securities portfolio consisted of asset-backed and mortgage-backed securities, corporate debt securities, municipal debt securities, U.S. government and agency debt securities, commercial paper, certificates of deposit, and preferred securities, including approximately $35 million and $79 million, respectively, of auction rate securities.

Market conditions continue to indicate significant uncertainty on the part of investors on the economic outlook for the U.S. and for financial institutions that have potential exposure to the housing market. This uncertainty has created reduced liquidity across the fixed income investment market, including the securities in which Lexmark is invested. As a result, some of the Company’s investments have experienced reduced liquidity including unsuccessful auctions for its auction rate security holdings. Auction rate securities that do not successfully auction reset to the maximum rate as prescribed in the underlying offering statement. During the first quarter of 2008, the Company reclassified $59.4 million in auction rate fixed income securities from Current assets to Noncurrent assets on its Consolidated Condensed Statement of Financial Position due to the fact that the securities had experienced unsuccessful auctions and poor debt market conditions had reduced the likelihood that the securities would successfully auction within the next 12 months.

During the second quarter of 2008, approximately $24 million of auction rate fixed income securities were either sold or redeemed at par. As of June 30, 2008, the remaining balance of auction rate fixed income securities classified in Noncurrent assets is $31.3 million. All of the Company’s auction rate securities continue to be current with their interest and dividend payments. The remaining $4.1 million of auction rate securities continued to be classified in Current assets as of June 30, 2008, as the Company had been notified by the issuer that the securities would be called at par.

Based on Lexmark’s assessment of the credit quality of the underlying collateral and credit support available to each of the auction rate securities in which the Company is invested, it believes no impairment has occurred. This is further corroborated by an internal valuation based on discounted cash flows. The Company has the ability to hold these securities until liquidity in the market or optional issuer payment occurs and could also hold the securities to maturity. Additionally, if Lexmark required capital, the Company has available liquidity through its accounts receivable program, revolving credit facility and incremental debt capacity in the capital markets. As of August 5, 2008, the Company does not believe that it has a material risk in its current portfolio of investments that would impact its financial condition or liquidity.

6.           INVENTORIES

Inventories consist of the following:

	June 30 2008	December 31 2007
Work in process	$102.2	$127.2
Finished goods	325.0	337.2
Inventories	$427.2	$464.4

7.           AGGREGATE WARRANTY LIABILITY

Changes in the Company’s aggregate warranty liability, which includes both warranty and extended warranty (deferred revenue), are presented below:

	2008	2007
Balance at January 1	$251.2	$212.4
Accruals for warranties issued	110.6	135.8
Accruals related to pre-existing warranties (including amortization of deferred revenue for extended warranties and changes in estimates)	(17.1)	(26.9)
Settlements made (in cash or in kind)	(89.2)	(89.2)
Balance at June 30	$255.5	$232.1

Both the short-term portion of warranty and the short-term portion of extended warranty are included in Accrued liabilities on the Consolidated Condensed Statements of Financial Position. Both the long-term portion of warranty and the long-term portion of extended warranty are included in Other liabilities on the Consolidated Condensed Statements of Financial Position.

8.           INCOME TAXES

The Provision for income taxes for the three months ended June 30, 2008, was an expense of $20 million, or an effective tax rate of 19.2%.  For that period the Company reduced tax expense by $5.1 million due to the recognition of a previously unrecognized tax benefit related to a tax position taken in a prior period.  For the three months ended June 30, 2007, the Company’s tax expense was $13 million, or an effective tax rate of 16.4%.  For that period the Company reduced tax expense by $4.8 million as the result of an adjustment made to the Company’s deferred tax asset related to depreciation.

The Provision for income taxes for the six months ended June 30, 2008, was an expense of $47 million, or an effective tax rate of 20.1%.  For that period the Company reduced tax expense by $11.9 million, primarily due to settling various tax audits and to the recognition of a previously unrecognized tax benefit related to a tax position taken in a prior period.  The Company’s tax expense was $44 million, or an effective tax rate of 22.1%, for the same period in 2007. For that period the Company reduced tax expense by $6.0 million as the result of adjustments made to the Company’s deferred tax assets.

The Company’s effective tax rate for the three and six months ended June 30, 2008, differs from the U.S. federal statutory rate of 35% generally because a portion of the Company’s earnings outside the U.S. is taxed at an effective rate that is lower than the U.S. federal statutory rate.

The Company’s effective tax rate for the three and six months ended June 30, 2007, differed from the U.S. federal statutory rate of 35% generally because (1) a portion of the Company’s earnings outside the U.S. was taxed at an effective rate lower than the U.S. federal statutory rate and (2) the U.S. Research and Experimentation tax credit was in effect during 2007.

9.           STOCKHOLDERS’ EQUITY

In May 2008, the Company received authorization from the Board of Directors to repurchase an additional $750 million of its Class A Common Stock for a total repurchase authority of $4.65 billion. As of June 30, 2008, there was approximately $0.9 billion of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. For the three and six months ended June 30, 2008, the Company repurchased approximately 4.5 million shares at a cost of approximately $158 million. As of June 30, 2008, since the inception of the program in April 1996, the Company had repurchased approximately 78.7 million shares for an aggregate cost of approximately $3.8 billion. As of June 30, 2008, the Company had reissued approximately 0.5 million shares of previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million and 16.0 million shares of treasury stock in 2005 and 2006, respectively, the net treasury shares held at June 30, 2008, were 18.2 million.

10.           OTHER COMPREHENSIVE EARNINGS (LOSS)

Comprehensive earnings (loss), net of taxes, consist of the following:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Net earnings	$83.7	$64.2	$185.5	$156.6
Other comprehensive earnings (loss):
Foreign currency translation adjustment	3.9	3.5	12.1	4.2
Cash flow hedging	-	(0.3)	-	(0.4)
Pension or other postretirement benefits	1.1	1.7	1.7	4.7
Net unrealized loss on marketable securities	(1.8)	(0.4)	(1.1)	(0.3)
Comprehensive earnings	$86.9	$68.7	$198.2	$164.8

Accumulated other comprehensive (loss) earnings consist of the following:

	Foreign Currency Translation Adjustment	Pension or Other Postretirement Benefits	Net Unrealized Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive (Loss) Earnings
Balance at December 31, 2007	$29.6	$(121.2)	$-	$(91.6)
Change	8.2	0.6	0.7	9.5
Balance at March 31, 2008	$37.8	$(120.6)	$0.7	$(82.1)
Change	3.9	1.1	(1.8)	3.2
Balance at June 30, 2008	$41.7	$(119.5)	$(1.1)	$(78.9)

11.           EARNINGS PER SHARE (“EPS”)

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Numerator:
Net earnings	$83.7	$64.2	$185.5	$156.6
Denominator:
Weighted average shares used to compute basic EPS	94.0	94.8	94.6	95.6
Effect of dilutive securities -
Employee stock plans	0.2	0.7	0.2	0.9
Weighted average shares used to compute diluted EPS	94.2	95.5	94.8	96.5

Basic net EPS	$0.89	$0.68	$1.96	$1.64
Diluted net EPS	$0.89	$0.67	$1.96	$1.62

Restricted stock units and stock options totaling an additional 11.0 million and 7.8 million shares of Class A Common Stock for the three month periods and 11.0 million and 5.2 million shares of Class A Common Stock for the six month periods ended June 30, 2008 and 2007, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

12.           EMPLOYEE PENSION AND POSTRETIREMENT PLANS

The components of the net periodic benefit cost for both the pension and postretirement plans for the three month and six month periods ended June 30, 2008 and 2007, were as follows:

Pension Benefits:	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Service cost	$0.9	$0.6	$1.7	$1.3
Interest cost	11.2	10.5	22.6	21.1
Expected return on plan assets	(12.6)	(12.0)	(25.2)	(24.3)
Amortization of net loss	2.9	3.9	5.7	7.6
Curtailment or special termination losses	1.0	-	1.0	-
Net periodic benefit cost	$3.4	$3.0	$5.8	$5.7

Other Postretirement Benefits:	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Service cost	$0.2	$0.4	$0.7	$0.9
Interest cost	0.6	0.7	1.3	1.3
Amortization of prior service (benefit) cost	(0.9)	(1.0)	(1.9)	(2.0)
Amortization of net loss	0.1	0.2	0.3	0.4
Net periodic benefit cost	$-	$0.3	$0.4	$0.6

The Company currently expects to contribute approximately $7 million to its pension and other postretirement plans in 2008. As of June 30, 2008, $3.4 million of contributions have been made.

13.           SEGMENT DATA

Lexmark manufactures and sells a variety of printing and multifunction products and related supplies and services and is primarily managed along Business and Consumer market segments. The Company evaluates the performance of its segments based on revenue and operating income, and does not include segment assets or other income and expense items for management reporting purposes. Segment operating income (loss) includes: selling, general and administrative; research and development; restructuring and related charges; and other expenses, certain of which are allocated to the respective segments based on internal measures and may not be indicative of amounts that would be incurred on a stand alone basis or may not be indicative of results of other enterprises in similar businesses. All other operating income (loss) includes significant expenses that are managed outside of the reporting segments. These unallocated costs include such items as information technology expenses, occupancy costs, stock-based compensation and certain other corporate and regional general and administrative expenses such as finance, legal and human resources.

The following table includes information about the Company’s reportable segments:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Revenue:
Business	$762.8	$733.7	$1,504.2	$1,471.1
Consumer	376.0	474.5	809.8	997.7
Total revenue	$1,138.8	$1,208.2	$2,314.0	$2,468.8

Operating income (loss):
Business	$155.6	$148.8	$299.5	$302.7
Consumer	23.1	13.8	101.8	78.3
All other	(77.8)	(97.0)	(178.1)	(194.3)
Total operating income (loss)	$100.9	$65.6	$223.2	$186.7

Operating income (loss) noted above for the three months ended June 30, 2008, includes restructuring and related charges of $0.6 million in the Business segment, $2.8 million in the Consumer segment and $0.6 million in All other. Operating income (loss) noted above for the six months ended June 30, 2008, includes restructuring and related charges of $0.4 million in the Business segment, $3.9 million in the Consumer segment and $8.8 million in All other.

Operating income (loss) noted above for the Consumer segment for the six months ended June 30, 2007, included a $3.5 million gain on the sale of the Company’s Scotland facility.

14.           CONTINGENCIES

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

Copyright fees

Certain countries (primarily in Europe) and/or collecting societies representing copyright owners’ interests have taken action to impose fees on devices (such as scanners, printers and multifunction devices) alleging the copyright owners are entitled to compensation because these devices enable reproducing copyrighted content. Other countries are also considering imposing fees on certain devices. The amount of fees, if imposed, would depend on the number of products sold and the amounts of the fee on each product, which will vary by product and by country. The Company has accrued amounts that it believes are adequate to address the risks related to the copyright fee issues currently pending. The financial impact on the Company, which will depend in large part upon the outcome of local legislative processes, the Company’s and other industry participants’ outcome in contesting the fees and the Company’s ability to mitigate that impact by increasing prices, which ability will depend upon competitive market conditions, remains uncertain. As of June 30, 2008, the Company has accrued approximately $134 million for the pending copyright fee issues, including litigation proceedings, local legislative initiatives and/or negotiations with the parties involved.

As of June 30, 2008, approximately $63 million of the $134 million accrued for the copyright fee issues was related to single function printer devices sold in Germany prior to December 31, 2007. On December 6, 2007, the Bundesgerichtshof (the “German Federal Supreme Court”) issued a judgment in litigation brought by VerwertungsGesellschaft Wort (“VG Wort”), a collection society representing certain copyright holders, against Hewlett-Packard Company (“HP”), finding that single function printer devices sold in Germany prior to December 31, 2007 were not subject to the law authorizing the German copyright fee levy (German Federal Supreme Court, file reference I ZR 94/05). The Company and VG Wort entered into an agreement pursuant to which both VG Wort and the Company agreed to be bound by the outcome of the VG Wort/HP litigation. VG Wort filed a claim with the German Federal Constitutional Court (Bundesverfassungsgericht, the “Constitutional Court”) challenging the decision(s) of the German Federal Supreme Court. Pending a review of any arguments VG Wort or HP may make, the Company believes the amount accrued represents its best estimate of the copyright fee issues currently pending.

As of June 30, 2008, approximately $0.4 million of the $134 million accrued for copyright fee issues was related to all-in-one and/or multifunction devices (“AIO/MFDs”) sold in Germany prior to December 31, 2001. On January 30, 2008, the German Federal Supreme Court issued a judgment in litigation brought by VG Wort against HP seeking to impose copyright levies, at the statutory rates published for photocopier devices, on AIO/MFDs, which judgment confirmed the claim of VG Wort that the statutory copyright rates for photocopier devices shall be applied to certain AIO/MFDs sold prior to December 31, 2001 without any reduction (German Federal Supreme Court, file reference I ZR 131/05). The Company is not a party to this litigation and has not agreed to be bound by the outcome of this litigation. The German Federal Supreme Court issued its formal written decision supporting the judgment during July 2008. HP has 30 days from receipt of the German Federal Supreme Court’s formal written decision to file a claim with the Constitutional Court challenging the decision(s) of the German Federal Supreme Court. Pending a review of any arguments HP or VG Wort may make if HP should decide to challenge the German Federal Supreme Court’s ruling, the Company believes the amount accrued represents its best estimate of the copyright fee issues currently pending.

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

15.           RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. FAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The adoption of FAS 157 in the first quarter of 2008 did not have a material impact on the Company’s financial position, results of operations or cash flows. Refer to Note 2 of the Notes to the Consolidated Condensed Financial Statements for the Company’s FAS 157 fair value disclosures. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP FAS 157-2”) which defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. As permitted by FSP FAS 157-2, the Company has only partially applied the provisions of FAS 157. The Company is in the process of evaluating the inputs and techniques used in its nonrecurring, nonfinancial fair value measurements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“FAS 159”). FAS 159 provides entities with the option to report selected financial assets and liabilities at fair value. Business entities adopting FAS 159 will report unrealized gains and losses in earnings at each subsequent reporting date on items for which the fair value option has been elected. The Company has not elected the fair value option for any of its assets or liabilities.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“FAS 141R”), replacing FAS No. 141, Business Combinations (“FAS 141”). FAS 141R retains the fundamental requirements of purchase method accounting for acquisitions as set forth previously in FAS 141. However, this statement defines the acquirer as the entity that obtains control of a business in the business combination, thus broadening the scope of FAS 141 which applied only to business combinations in which control was obtained through transfer of consideration. FAS 141R also requires several changes in the way assets and liabilities are recognized and measured in purchase accounting including expensing acquisition-related costs as incurred, recognizing assets and liabilities arising from contractual contingencies at the acquisition date, and capitalizing in-process research and development. FAS 141R also requires the acquirer to recognize a gain in earnings for bargain purchases, or the excess of the fair value of net assets over the consideration transferred plus any noncontrolling interest in the acquiree, a departure from the concept of “negative goodwill” previously recognized under FAS 141. FAS 141R is effective for the Company beginning January 1, 2009, and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 (“FAS 160”). FAS 160 applies to all companies that prepare consolidated financial statements but will only affect companies that have a noncontrolling interest in a subsidiary or that deconsolidate a subsidiary. FAS 160 clarifies that noncontrolling interests be reported as a component separate from the parent’s equity and that changes in the parent’s ownership interest in a subsidiary be recorded as equity transactions if the parent retains its controlling interest in the subsidiary. The statement also requires consolidated net income to include amounts attributable to both the parent and the noncontrolling interest on the face of the income statement. In addition, FAS 160 requires a parent to recognize a gain or loss in net income on the date the parent deconsolidates a subsidiary, or ceases to have a controlling financial interest in a subsidiary. FAS 160 is effective for the Company beginning January 1, 2009, and will apply prospectively, except for the presentation of disclosure requirements, which must be applied retrospectively. The Company does not expect the adoption of FAS 160 will have a material impact on its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. FAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the provisions of FAS 161.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets (“FAS 142”). Specifically, an entity shall consider its own historical experience in renewing or extending similar arrangements in developing such assumptions or, in the absence of that experience, consider the assumptions that market participants would use (highest and best use of the asset) about renewal or extension. All assumptions must be adjusted for entity-specific factors as provided in FAS 142. An entity will now use its own assumptions about renewal or extension even when there is likely to be substantial cost or material modifications of existing terms and conditions. FSP FAS 142-3 also requires additional disclosures in order to enable users to better assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008. For intangible assets acquired after the effective date, the guidance for determining the useful life of the recognized intangible asset shall be applied prospectively. The additional disclosure requirements shall be applied prospectively to intangible assets recognized as of, and subsequent to, the effective date. The Company is currently evaluating the provisions of FSP FAS 142-3.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements that are presented in conformity with United States GAAP. The GAAP hierarchy was previously set forth in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Though the FASB does not expect a change in current practice, the Board issued this statement in order for the U.S. GAAP hierarchy to reside in the accounting literature established by the FASB. FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Any effect of applying the provisions of FAS 162 shall be reported as a change in accounting principle in accordance with SFAS No. 154, Accounting Changes and Error Corrections. The Company does not expect FAS 162 to have a material impact on its financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). The FASB concluded in this FSP that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the calculation of earnings per share pursuant to the two-class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, requiring all prior-period earnings per share data presented to be adjusted retrospectively. The Company does not expect FSP EITF 03-6-1 to have a material impact on its calculation of earnings per share.

16.           SUBSEQUENT EVENT

Refer to Note 3 of the Notes to the Consolidated Condensed Financial Statements for discussion of the Company’s 2008 Restructuring Plan.

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

The Company is primarily managed along Business and Consumer market segments:

•
The Business market segment primarily sells laser products and serves business customers but also include consumers who choose laser products. Laser products can be divided into two major categories — shared workgroup products and lower-priced desktop products. Lexmark employs large-account sales and marketing teams, closely supported by its development and product marketing teams, to generate demand for its business printing solutions and services. The sales and marketing teams primarily focus on industries such as finance, education, retail, manufacturing, government and health care. Lexmark also markets its laser and inkjet products increasingly through small and medium business (“SMB”) teams who work closely with channel partners. The Company distributes and fulfills its laser products primarily through its well-established distributor and reseller network. Lexmark’s products are also sold through solution providers, which offer custom solutions to specific markets, and through direct response resellers.

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

Management believes that other than the partial adoption of SFAS No. 157, Fair Value Measurements (“FAS 157”) during the first quarter of 2008, there have been no significant changes during the six months ended June 30, 2008, to the items that were disclosed as critical accounting policies and estimates in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Fair Value

The Company currently uses recurring fair value measurements in several areas including marketable securities, pension plan assets and derivatives. The Company uses fair value in measuring certain nonrecurring items as well, as instructed under existing authoritative accounting guidance.

In September 2006, the FASB issued FAS 157. FAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The standard defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As part of the framework for measuring fair value, FAS 157 establishes a hierarchy of inputs to valuation techniques used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

The three levels of the fair value hierarchy under FAS 157 are:

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

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP FAS 157-2”) which defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. As permitted by FSP FAS 157-2, the Company has only partially applied the provisions of FAS 157 as of June 30, 2008. The Company is in the process of evaluating the inputs and techniques used in its nonrecurring, nonfinancial fair value measurements.

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

RESULTS OF OPERATIONS

Operations Overview

Key Messages

Lexmark is focused on driving long-term value by strategically investing in technology, demand generation and brand development to enable the Company to profitably capture supplies in high page-growth segments of the distributed printing market.

•	The Business market segment strategy is focused on growth in higher page-generating workgroup class lasers including monochrome and color laser printers and laser MFPs.

•
The Company is aggressively shifting its focus in the Consumer market segment to geographic regions, product segments, and customers that generate higher page usage. This strategy shift will increase the Company’s focus on higher priced, higher usage devices, customers and countries and will focus its investments to better meet the needs of those customers and product segments.

Lexmark is taking actions to improve certain portions of its manufacturing and business support cost and expense structure. These actions will better allow the Company to fund these strategic initiatives.

Lexmark continues to maintain a strong financial position with a long track record of good cash generation and a solid balance sheet, which positions it well to invest in the future and compete effectively, even during challenging times.

Business Factors

Business segment

During the second quarter of 2008, Lexmark continued its investments in new products and technology in the Business market segment. The Company expects these investments to produce a steady stream of new products.

The Company continued its investment in its managed print services and industry sales initiatives. Lexmark also made a significant investment in its enterprise sales force in 2007 to improve its coverage and expand the reach of its solutions and services proposition.

The primary focus of the Business market investments is to drive workgroup laser growth and page generation.

Consumer segment

Lexmark believes it is experiencing shrinkage in its installed base of inkjet products and an associated decline in end-user demand for inkjet supplies. The Company sees the potential for continued erosion in end-user inkjet supplies demand due to the reduction in inkjet hardware unit sales reflecting the Company’s decision to focus on more profitable, higher usage printer placements and the weakness the Company is experiencing in its OEM business.

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

The above actions entail several initiatives, which were begun in 2007 and have continued through the current period:

•
Shifting the Company’s marketing focus and targeted customer segments and working to fully understand the needs and application requirements of the heavier usage segments of student and professional users.

•	Shifting the Company’s investment in research and development to better design products and technology that will be attractive to these segments.

•	Re-engineering the Company’s supply chain to reduce costs and eliminate touches between the factory and the customers.

•
Working on supplies to lower cost and consolidate manufacturing capacity. In 2007, the Company announced a restructuring plan to reduce its cost and infrastructure, including the closure of one of its inkjet supplies manufacturing facilities in Mexico and additional optimization measures at the remaining inkjet facilities in Mexico and the Philippines. In July 2008, the Company announced a plan that will result in the closure of an additional one of the Company’s inkjet supplies manufacturing facilities in Mexico. See “RESTRUCTURING AND RELATED CHARGES (REVERSALS) AND PROJECT COSTS” that follows for further discussion.

These initiatives have yielded the following for the Company’s Consumer segment:
•	Strong growth YTY in wireless inkjet units.
•	An improvement in the Company’s inkjet AUR, despite an aggressive pricing environment.
•	The introduction of new products such as Lexmark’s Professional Series and its Home & Student Series.
•	An increasing amount of industry recognition and awards for its inkjet products.

Operating Results Summary

The following discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements and Notes thereto. The following table summarizes the results of the Company’s operations for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30				Six Months Ended June 30
	2008		2007		2008		2007
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev
Revenue	$1,138.8	100.0%	$1,208.2	100.0%	$2,314.0	100.0%	$2,468.8	100.0%
Gross profit	417.2	36.6	370.2	30.6	852.7	36.9	793.0	32.1
Operating expense	316.3	27.8	304.6	25.2	629.5	27.2	606.3	24.6
Operating income	100.9	8.9	65.6	5.4	223.2	9.6	186.7	7.6
Net earnings	83.7	7.4	64.2	5.3	185.5	8.0	156.6	6.3

Current quarter

For the second quarter of 2008, total revenue was $1.1 billion or down 6% from 2007. Laser and inkjet supplies revenue was flat year-to-year (“YTY”) and laser and inkjet hardware revenue decreased 19% YTY. In the Business segment, revenue increased 4% YTY while revenue in the Consumer segment decreased 21% YTY.

Net earnings for the second quarter of 2008 increased 30% from the prior year primarily due to higher operating income partially offset by lower other non-operating income and a higher effective tax rate. Net earnings for the second quarter of 2008 included $8.8 million of pre-tax restructuring-related charges and project costs and a non-recurring tax benefit of $5.1 million. Net earnings for the second quarter of 2007 included $5.1 million of pre-tax restructuring-related project costs, an $8.1 million pre-tax foreign exchange gain realized upon the substantial liquidation of the Company’s Scotland entity as the assets were sold in the first quarter of 2007 and a one-time tax benefit of $4.8 million.

Year to date

For the six months ended June 30, 2008, consolidated revenue was $2.3 billion or down 6% YTY. Laser and inkjet supplies revenue declined 1% YTY and laser and inkjet hardware revenue declined 18% YTY. In the Business segment, revenue increased 2% YTY while revenue in the Consumer segment decreased 19% YTY.

Net earnings for the six months ended June 30, 2008, increased 18% from the prior year primarily due to higher operating income partially offset by lower other non-operating income. Net earnings for the six months ended June 30, 2008, included $21.4 million of pre-tax restructuring-related charges and project costs and non-recurring tax benefits of $11.9 million. Net earnings for the six months ended June 30, 2007, included $10.8 million of restructuring-related project costs, a $3.5 million gain on the sale of the Company's Scotland facility, an $8.1 million pre-tax foreign exchange gain as noted above and one-time tax benefits of $6.0 million.

Revenue

For the second quarter of 2008, consolidated revenue decreased 6% YTY. Laser and inkjet supplies revenue was flat YTY as growth in laser supplies was offset by a decline in inkjet supplies. Laser and inkjet hardware revenue declined 19% YTY primarily driven by unit declines particularly in inkjet units.

For the six months ended June 30, 2008, consolidated revenue decreased 6% YTY. Laser and inkjet supplies revenue decreased 1% YTY as growth in laser supplies was more than offset by a decline in inkjet supplies. Laser and inkjet hardware revenue declined 18% YTY primarily driven by the shift in inkjet strategy.

The following table provides a breakdown of the Company’s revenue by market segment:

	Three Months Ended June 30				Six Months Ended June 30
(Dollars in millions)	2008	2007	% Change		2008	2007	% Change
Business	$762.8	$733.7	4%		$1,504.2	$1,471.1	2%
Consumer	376.0	474.5	(21)		809.8	997.7	(19)
Total revenue	$1,138.8	$1,208.2	(6	) %	$2,314.0	$2,468.8	(6	) %

Business segment

During the second quarter of 2008, revenue in the Business segment increased $29 million or 4% compared to 2007 due to growth in laser supplies revenue partially offset by a decline in laser hardware revenue. Laser hardware unit shipments declined 12% YTY. The decline in laser units was attributable to 1) declines in the Company’s low end laser units as the Company has held the line on price and is not chasing entry level devices with low page usage and 2) workgroup unit declines in the Company’s North American enterprise sales, including the government, retail and financial services sectors, due to the current weak market conditions. Laser hardware average unit revenue (“AUR”), which reflects the changes in both pricing and mix, increased 4% YTY as the negative impact of pricing was offset by currency and favorable product mix.

For the six months ended June 30, 2008, Business segment revenue increased $33 million or 2% YTY primarily due to growth in laser supplies revenue partially offset by a decline in laser hardware revenue. Laser hardware unit shipments decreased 10% YTY while laser hardware AUR increased 2% YTY.

Consumer segment

During the second quarter of 2008, revenue in the Consumer segment decreased $98 million or 21% compared to 2007 due to decreased inkjet hardware and supplies revenue. Hardware revenue declined YTY due to lower unit shipments partially offset by increased AURs. Inkjet hardware unit shipments declined 49% YTY principally due to the Company’s decision to prioritize certain markets, segments and customers and to reduce or eliminate others. Units were also impacted by the Company’s decision to focus on more profitable printer placements in every geography. Inkjet unit sales are being further impacted by market weakness in the U.S. and Europe and aggressive competitive pricing/promotion activities. In the U.S., inkjet unit sales are also being impacted by reduced shelf space as compared to the prior year. Inkjet hardware AUR increased 24% YTY as price declines were more than offset due to a significantly improved mix reflecting a shift towards higher-end devices, as well as currency benefits.

For the six months ended June 30, 2008, Consumer segment revenue decreased $188 million or 19% compared to 2007 due to decreased inkjet hardware and supplies revenue. Inkjet hardware unit shipments declined 45% YTY while inkjet hardware AUR increased 19% YTY.

Revenue by geography:

The following table provides a breakdown of the Company’s revenue by geography:

	Three Months Ended June 30				Six Months Ended June 30
(Dollars in millions)	2008	2007	% Change		2008	2007	% Change
United States	$432.4	$508.2	(15	) %	$920.2	$1,053.1	(13	) %
EMEA (Europe, the Middle East & Africa)	454.9	445.9	2		909.8	927.6	(2)
Other International	251.5	254.1	(1)		484.0	488.1	(1)
Total revenue	$1,138.8	$1,208.2	(6	) %	$2,314.0	$2,468.8	(6	) %

For the three and six months ended June 30, 2008, revenue decreased in the U.S. primarily due to the previously-mentioned decline in Consumer segment revenues. Additionally, revenue in the U.S. was negatively impacted by weakness in the Company’s Business segment enterprise hardware sales.

Gross Profit

The following table provides gross profit information:

	Three Months Ended June 30				Six Months Ended June 30
(Dollars in millions)	2008	2007	Change		2008	2007	Change
Gross profit dollars	$417.2	$370.2	13%		$852.7	$793.0	8%
% of revenue	36.6%	30.6%	6.0	pts	36.9%	32.1%	4.8	pts

For the three and six months ended June 30, 2008, consolidated gross profit and gross profit as a percentage of revenue increased YTY. The changes in the gross profit margin YTY for the three and six months ended June 30, 2008, were primarily due to favorable mix shifts among products of 6.1 percentage points and 5.2 percentage points, respectively, primarily driven by the decline in inkjet hardware units and the increased laser supplies.

Gross profit for the three and six months ended June 30, 2008, included $4.5 million and $9.8 million, respectively, of restructuring-related charges and project costs. Gross profit for the three and six months ended June 30, 2007, included $4.5 million and $6.1 million, respectively, of restructuring-related project costs. See “RESTRUCTURING AND RELATED CHARGES (REVERSALS) AND PROJECT COSTS” that follows for further discussion.

Operating Expense

The following table presents information regarding the Company’s operating expenses during the periods indicated:

	Three Months Ended June 30				Six Months Ended June 30
	2008		2007		2008		2007
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev
Research and development	$102.9	9.1%	$102.2	8.5%	$208.4	9.0%	$202.1	8.2%
Selling, general & administrative	211.2	18.5	202.4	16.7	420.1	18.2	404.2	16.4
Restructuring and related charges	2.2	0.2	-	-	1.0	-	-	-
Total operating expense	$316.3	27.8%	$304.6	25.2%	$629.5	27.2%	$606.3	24.6%

For the three and six months ended June 30, 2008, research and development increased YTY due to the Company’s continued investment to support product and solution development in the Business segment. These continuing investments are primarily focused on new products and solutions aimed at targeted high page generation segments.

Selling, general and administrative (“SG&A”) expenses for the three and six months ended June 30, 2008, increased YTY as the Company continued to increase spending on marketing and sales activities, partially offset by lower general and administrative expenses. Additionally, SG&A expenses for the three and six months ended June 30, 2008, included $2.1 million and $10.6 million, respectively, of restructuring-related charges and project costs. SG&A expenses for the three and six months ended June 30, 2007, included $0.6 million and $1.2 million, respectively, of net restructuring-related charges and project costs.  See “RESTRUCTURING AND RELATED CHARGES (REVERSALS) AND PROJECT COSTS” that follows for further discussion.

Operating Income (Loss)

The following table provides operating income by market segment:

	Three Months Ended June 30				Six Months Ended June 30
(Dollars in millions)	2008	2007	Change		2008	2007	Change
Business	$155.6	$148.8	5%		$299.5	$302.7	(1)%
% of segment revenue	20.4%	20.3%	0.1	pts	19.9%	20.6%	(0.7)	pts
Consumer	23.1	13.8	68%		101.8	78.3	30%
% of segment revenue	6.2%	2.9%	3.3	pts	12.6%	7.8%	4.8	pts
All other	(77.8)	(97.0)	20%		(178.1)	(194.3)	8%
Total operating income (loss)	$100.9	$65.6	54%		$223.2	$186.7	20%
% of total revenue	8.9%	5.4%	3.5	pts	9.6%	7.6%	2.0	pts

For the three and six months ended June 30, 2008, the increases in consolidated operating income were due to higher gross profit partially offset by higher operating expenses.

For the second quarter of 2008, Business segment operating income increased YTY due to higher gross profit, reflecting a more favorable product mix, partially offset by increased operating expense, principally due to increased marketing and sales and product development. For the six months ended June 30, 2008, Business segment operating income decreased YTY as higher gross profit was more than offset by increased operating expense.

For the second quarter of 2008, Consumer segment operating income increased YTY due to higher gross profit resulting from a favorable product mix shift reflecting less hardware partially offset by less supplies revenue. For the six months ended June 30, 2008, Consumer segment operating income increased YTY due to higher gross profit and lower operating expense.

For the three months ended June 30, 2008, the Company incurred restructuring and related charges and project costs related to the Company’s restructuring plans of $1.2 million in its Business segment, $4.3 million in its Consumer segment and $3.3 million in All other. For the six months ended June 30, 2008, the Company incurred restructuring and related charges and project costs related to the Company’s restructuring plans of $1.2 million in its Business segment, $5.8 million in its Consumer segment and $14.4 million in All other. See “RESTRUCTURING AND RELATED CHARGES (REVERSALS) AND PROJECT COSTS” that follows for further discussion.

For the three months ended June 30, 2007, the Company incurred total pre-tax restructuring-related project costs of $0.7 million in its Business segment and $4.4 million in All other while the Company did not incur significant charges in its Consumer segment. For the six months ended June 30, 2007, the Company incurred total pre-tax restructuring-related project costs of $1.2 million in its Business segment and $9.4 million in All other that were offset by a $3.3 million benefit in the Consumer segment. See “RESTRUCTURING AND RELATED CHARGES (REVERSALS) AND PROJECT COSTS” that follows for further discussion.

Interest and Other

The following table provides interest and other information:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2008	2007	2008	2007
Interest (income) expense, net	$(2.9)	$(3.8)	$(10.4)	$(8.2)
Other expense (income), net	0.2	(7.4)	1.5	(6.2)
Total interest and other (income) expense, net	$(2.7)	$(11.2)	$(8.9)	$(14.4)

During the second quarter of 2008, total interest and other (income) expense, net, was income of $3 million compared to income of $11 million in 2007. For the six months ended June 30, 2008, total interest and other (income) expense, net, was income of $9 million compared to income of $14 million in 2007.

During the second quarter of 2007, the Company substantially liquidated the remaining operations of its Scotland entity and recognized an $8.1 million pre-tax gain from the realization of the entity’s accumulated foreign currency translation adjustment generated on the investment in the entity during its operating life.

Provision for Income Taxes and Related Matters

The Provision for income taxes for the three months ended June 30, 2008, was an expense of $20 million, or an effective tax rate of 19.2%.  For that period the Company reduced tax expense by $5.1 million due to the recognition of a previously unrecognized tax benefit related to a tax position taken in a prior period.  For the three months ended June 30, 2007, the Company’s tax expense was $13 million, or an effective tax rate of 16.4%.  For that period the Company reduced tax expense by $4.8 million as the result of an adjustment made to the Company’s deferred tax asset related to depreciation.

The Provision for income taxes for the six months ended June 30, 2008, was an expense of $47 million, or an effective tax rate of 20.1%.  For that period the Company reduced tax expense by $11.9 million, primarily due to settling various tax audits and to the recognition of a previously unrecognized tax benefit related to a tax position taken in a prior period.  The Company’s tax expense was $44 million, or an effective tax rate of 22.1%, for the same period in 2007. For that period the Company reduced tax expense by $6.0 million as the result of adjustments made to the Company’s deferred tax assets.

The Company’s effective tax rate for the three and six months ended June 30, 2008, differs from the U.S. federal statutory rate of 35% generally because a portion of the Company’s earnings outside the U.S. is taxed at an effective rate that is lower than the U.S. federal statutory rate.

The Company’s effective tax rate for the three and six months ended June 30, 2007, differed from the U.S. federal statutory rate of 35% generally because (1) a portion of the Company’s earnings outside the U.S. was taxed at an effective rate lower than the U.S. federal statutory rate and (2) the U.S. Research and Experimentation tax credit was in effect during 2007.

Net Earnings and Earnings per Share

The following table summarizes net earnings and basic and diluted net earnings per share:

	Three Months Ended June 30		Six Months Ended June 30
( (Dollars in millions, except per share amounts)	2008	2007	2008	2007
Net earnings	$83.7	$64.2	$185.5	$156.6

Basic earnings per share	$0.89	$0.68	$1.96	$1.64
Diluted earnings per share	$0.89	$0.67	$1.96	$1.62

Net earnings for the second quarter of 2008 increased 30% from the prior year primarily due to higher operating income partially offset by lower non-operating income and a higher effective tax rate. Net earnings for the six months ended June 30, 2008, increased 18% from the prior year primarily due to higher operating income partially offset by lower other non-operating income.

For the three and six months ended June 20, 2008, the increases YTY in basic and diluted earnings per share were primarily attributable to increased net earnings.

RESTRUCTURING AND RELATED CHARGES (REVERSALS) AND PROJECT COSTS

Summary of restructuring impacts

This quarter, after the recent announcement of the new 2008 Plan, the Company is now conducting two restructuring plans (and related projects) that are discussed in detail further below. The following tables summarize the second quarter and the year-to-date (“YTD”) June financial impacts of the Company’s restructuring plans (and related projects). The project costs presented below consist of additional charges related to the execution of the restructuring plans. These project costs are incremental to the Company’s normal operating charges and are expensed as incurred. The project costs include such items as compensation costs for overlap staffing, travel expenses, consulting costs and training costs.

For the three months ended June 30, 2008, the Company incurred charges, including project costs, of $8.8 million for the Company’s restructuring plans as follows:

(In millions)	2007 Actions Restructuring-related Charges (Note 3)	2008 Actions Restructuring-related Charges (Note 3)	Project Costs	Total
Accelerated depreciation charges/project costs	$1.8	$-	$2.7	$4.5
Employee termination benefit charges/project costs	(1.2)	3.4	2.1	4.3
Total restructuring-related charges/project costs	$0.6	$3.4	$4.8	$8.8

For the three months ended June 30, 2008, the $4.5 million of accelerated depreciation charges and project costs are included in Cost of revenue on the Consolidated Condensed Statements of Earnings. The $2.2 million of total employee termination benefit charges are included in Restructuring and related charges while the $2.1 million of related project costs are included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.

For the three months ended June 30, 2008, the Company incurred restructuring and related charges and project costs related to the Company’s restructuring plans of $1.2 million in its Business segment, $4.3 million in its Consumer segment and $3.3 million in All other.

For the six months ended June 30, 2008, the Company incurred charges, including project costs, of $21.4 million for the Company’s restructuring plans as follows:

(In millions)	2007 Actions Restructuring-related Charges (Note 3)	2008 Actions Restructuring-related Charges (Note 3)	Project Costs	Total
Accelerated depreciation charges/project costs	$12.1	$-	$4.1	$16.2
Employee termination benefit charges/project costs	(2.4)	3.4	4.2	5.2
Total restructuring-related charges/project costs	$9.7	$3.4	$8.3	$21.4

For the six months ended June 30, 2008, the Company incurred $9.8 million of accelerated depreciation charges and project costs in Cost of revenue and $6.4 million in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.  The $1.0 million of total employee termination benefit charges are included in Restructuring and related charges while the $4.2 million of related project costs are included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.

For the six months ended June 30, 2008, the Company incurred restructuring and related charges and project costs related to the Company’s restructuring plans of $1.2 million in its Business segment, $5.8 million in its Consumer segment and $14.4 million in All other.

In connection with the 2007 Restructuring Plan and the recently announced 2008 Restructuring Plan, the Company expects to incur $54 million of pre-tax restructuring and related charges and project costs during the remainder of 2008 with approximately $32 million expected in the third quarter of 2008.

2008 Restructuring Plan

General

To enhance the efficiency of the Company’s inkjet cartridge manufacturing operations, the Company announced a plan (the “2008 Restructuring Plan”) on July 22, 2008, that will result in the closure of one of the Company’s inkjet supplies manufacturing facilities in Mexico.

The 2008 Restructuring Plan is expected to impact approximately 650 positions by the end of 2008 with most of the impacted positions being moved to a lower-cost country. The Company expects the 2008 Restructuring Plan will result in pre-tax charges of approximately $24 million, of which $20 million are restructuring and related charges and $4 million are project costs, as defined at the beginning of this section. Expected cash payments for the restructuring and related charges and project costs are approximately $8 million. The charges for the 2008 Restructuring Plan will impact the Company’s Consumer segment. The Company expects the 2008 Restructuring Plan to be substantially completed by the end of 2008.

Of the total pre-tax restructuring and related charges and project costs of approximately $24 million for the 2008 Restructuring Plan, approximately $21 million will impact cost of revenue and $3 million will impact operating expense. The 2008 Restructuring Plan (including related projects) is expected to save approximately $9 million annually beginning in 2009 and will benefit cost of revenue.

Impact to Financial Results

For the three and six months ended June 30, 2008, the Company incurred $3.4 million for the 2008 Restructuring Plan as follows:

(In millions)
Employee termination benefit charges	$3.4
Total restructuring-related charges	$3.4

For the three and six months ended June 30, 2008, the Company incurred the $3.4 million of pre-tax restructuring and related charges in its Consumer segment.

Liability Rollforward

The following table presents a rollforward of the liability incurred for employee termination benefits in connection with the 2008 Restructuring Plan. The liability is included in Accrued liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

(In millions)	Employee Termination Benefits
Balance at December 31, 2007	$-
Costs incurred	3.4
Balance at June 30, 2008	$3.4

2007 Restructuring Plan

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

The 2007 Restructuring Plan is expected to impact approximately 1,650 positions by the end of 2008. Most of the impacted positions are being moved to lower-cost countries. The Company expects the 2007 Restructuring Plan will result in pre-tax charges of approximately $90 million, of which $55 million are restructuring and related charges and $35 million are project costs, as defined at the beginning of this section, Expected cash payments for the restructuring and related charges and project costs are approximately $75 million.  The Company expects to incur total restructuring and related charges and project costs for the 2007 Restructuring Plan of $24 million in its Business segment, $29 million in its Consumer segment and $37 million in All other. Since the inception of the program in 2007, the Company has incurred a total of $52.2 million charges, of which $40.5 million were restructuring and related charges and $11.7 million were project costs.  The Company expects the 2007 Restructuring Plan to be substantially completed by the end of 2008.

Of the total pre-tax restructuring and related charges and project costs of approximately $90 million for the 2007 Restructuring Plan, approximately $15 million will impact cost of revenue and $75 million will impact operating expense. The 2007 Restructuring Plan (including related projects) is expected to save approximately $40 million in 2008 with approximately 50% benefiting cost of revenue and 50% benefiting operating expense. Annual savings beginning in 2009 are expected to approximate $60 million.

Impact to Financial Results

For the three and six months ended June 30, 2008, the Company incurred a total of $5.4 million and $18.0 million, respectively, for the 2007 Restructuring Plan as presented below:

	Three Months Ended June 30, 2008
(In millions)	2007 Actions Restructuring-related Charges (Note 3)	Project Costs	Total
Accelerated depreciation charges/project costs	$1.8	$2.7	$4.5
Employee termination benefit charges/project costs	(1.2)	2.1	0.9
Total restructuring-related charges/project costs	$0.6	$4.8	$5.4

For the three months ended June 30, 2008, the $4.5 million of accelerated depreciation charges and project costs are included in Cost of revenue on the Consolidated Condensed Statements of Earnings. The $(1.2) million of total employee termination benefit charges are included in Restructuring and related charges while the $2.1 million of related project costs are included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.

For the three months ended June 30, 2008, the Company incurred restructuring and related charges and project costs related to the Company’s 2007 restructuring plan of $1.2 million in its Business segment, $0.9 million in its Consumer segment and $3.3 million in All other.

	Six Months Ended June 30, 2008
(In millions)	2007 Actions Restructuring-related Charges (Note 3)	Project Costs	Total
Accelerated depreciation charges/project costs	$12.1	$4.1	$16.2
Employee termination benefit charges/project costs	(2.4)	4.2	1.8
Total restructuring-related charges/project costs	$9.7	$8.3	$18.0

For the six months ended June 30, 2008, the Company incurred $9.8 million of accelerated depreciation charges and project costs in Cost of revenue and $6.4 million in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.  The $(2.4) million of total employee termination benefit charges are included in Restructuring and related charges while the $4.2 million of related project costs are included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.

For the six months ended June 30, 2008, the Company incurred restructuring and related charges and project costs related to the Company’s 2007 Restructuring Plan of $1.2 million in its Business segment, $2.4 million in its Consumer segment and $14.4 million in All other.

Liability Rollforward

The following table presents a rollforward of the liability incurred for employee termination benefits in connection with the 2007 Restructuring Plan. The liability is included in Accrued liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

(In millions)	Employee Termination Benefits
Balance at December 31, 2007	$21.1
Costs incurred	2.3
Payments & other (1)	(4.3)
Reversals (2)	(4.7)
Balance at June 30, 2008	$14.4

(1) Other consists of changes in the liability balance due to foreign currency translations.
(2) Reversals due to changes in estimates for employee termination benefits.

2006 Actions

During the first quarter of 2006, the Company approved a plan to restructure its workforce, consolidate some manufacturing capacity and make certain changes to its U.S. retirement plans (collectively referred to as the “2006 actions”).

Impact to 2007 Financial Results

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

During the second quarter of 2007, the Company substantially liquidated the remaining operations of its Scotland entity and recognized an $8.1 million pre-tax gain from the realization of the entity’s accumulated foreign currency translation adjustment generated on the investment in the entity during its operating life. This gain is included in Other expense (income), net on the Company’s Consolidated Condensed Statements of Earnings.

For the three months ended June 30, 2007, the Company incurred approximately $5.1 million of project costs related to the Company’s 2006 actions. Of the $5.1 million of project costs incurred, $4.5 million is included in Cost of revenue and $0.6 million in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings. For the three months ended June 30, 2007, the Company incurred total pre-tax project costs of $0.7 million in its Business segment and $4.4 million in All other while the Company did not incur significant charges in its Consumer segment.

For the six months ended June 30, 2007, the Company incurred approximately $7.3 million of project costs related to the Company’s 2006 actions. The $7.3 million of project costs is the net amount incurred after including the gain recognized on the sale of the Rosyth, Scotland facility during the first quarter of 2007 that was mentioned earlier.  Of the $7.3 million of project costs incurred, $6.1 million is included in Cost of revenue and $1.2 million in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings. For the six months ended June 30, 2007, the Company incurred total pre-tax project costs of $1.2 million in its Business segment and $9.4 million in All other that were offset by a $3.3 million benefit in the Consumer segment.

Liability Rollforward

The following table presents a rollforward of the liability incurred for employee termination benefits and contract termination and lease charges in connection with the 2006 actions. The liability is included in Accrued liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

(In millions)	Employee Termination Benefit Charges	Contract Termination & Lease Charges	Total
Balance at December 31, 2007	$10.4	$1.4	$11.8
Payments & other (1)	(5.7)	(0.3)	(6.0)
Reversals (2)	(0.7)	-	(0.7)
Balance at June 30, 2008	$4.0	$1.1	$5.1
(1) Other consists of changes in the liability balance due to foreign currency translations.
(2) Reversals due to changes in estimates for employee termination benefits.

FINANCIAL CONDITION

Lexmark’s financial position remained strong at June 30, 2008, with working capital of $1,235 million compared to $570 million at December 31, 2007. The increase in working capital accounts was primarily due to $644.5 million net proceeds received from the issuance of long-term debt in the second quarter.

At June 30, 2008 and December 31, 2007, the Company had senior note debt of $648.6 million and $149.9 million, respectively.

The following table summarizes the results of the Company’s Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30
(Dollars in millions)	2008	2007
Net cash flow provided by (used for):
Operating activities	$312.8	$210.2
Investing activities	(186.7)	(40.3)
Financing activities	343.4	(150.9)
Effect of exchange rate changes on cash	1.4	1.0
Net change in cash and cash equivalents	$470.9	$20.0

Generally, the Company’s primary source of liquidity has been cash generated by operations, which totaled $312.8 million and $210.2 million for the six months ended June 30, 2008 and 2007, respectively.   Refer to the Financing activities section which follows for information regarding the issuance of long-term debt in the second quarter of 2008.

Operating activities:

The $102.6 million increase in cash flow from operating activities from 2007 to 2008 was driven by the favorable YTY change in Trade receivables of $86.1 million, due mainly to collections in excess of revenues in the first and second quarter of 2008. Collections of sales were quicker in the first six months of 2008 versus the first six months of 2007, due to both improvements in delinquency in 2008 as well as differences in the timing of revenues within the quarters. The Company’s days of sales outstanding were 38 days at June 30, 2008, and 40 days at December 31, 2007, compared to 42 days at June 30, 2007, and 38 days at December 31, 2006. The days of sales outstanding are calculated using the quarter-end trade receivables balance, net of allowances, and the average daily revenue for the quarter.

Other significant changes include the $61.7 million unfavorable YTY change in Accounts payable, which was largely due to payment of prior year purchases and the fact that a higher accounts payable balance existed at December 31, 2007, compared to that of December 31, 2006. The unfavorable change in Accounts payable was offset by various items including favorable YTY movements in inventories as well as higher net earnings excluding depreciation and certain non-cash items in 2007 related to the liquidation of the Scotland facility. In addition, there were two notable YTY movements within Accrued liabilities that were offsetting, accrued compensation favorable change of $24.1 million and income taxes payable unfavorable change of $26.7 million. The favorable impact of accrued compensation was driven by lower payout of annual bonuses in the first quarter of 2008 versus annual bonus payments made in the first quarter of 2007.  The unfavorable impact of income taxes payable was largely due to a $21.8 million payment to the IRS occurring in the second quarter of 2008 in settlement of the 2004-2005 income tax audit.

The Company’s days of inventory were 53 days at June 30, 2008, and 48 days at December 31, 2007, compared to 47 days at June 30, 2007, and 44 days at December 31, 2006. The days of inventory are calculated using the quarter-end net inventories balance and the average daily cost of revenue for the quarter.

To enhance the efficiency of the Company’s inkjet cartridge manufacturing operations, the Company announced the 2008 Restructuring Plan on July 22, 2008, that will result in the closure of one of the Company’s inkjet supplies manufacturing facilities in Mexico. Employee termination benefits of $3.4 million related to the new plan were recorded in the second quarter of 2008. The Company expects the 2008 Restructuring Plan to be substantially completed by the end of 2008. In connection with the 2007 restructuring, the remaining accrued liability balance at June 30, 2008, of $14.4 million, is expected to be paid out primarily over 2008 and 2009. These payments will relate mainly to employee termination benefits.  In connection with the 2006 restructuring, the remaining accrued liability balance at June 30, 2008 was $5.1 million. It is expected that the majority of this liability, which consists of employee termination benefits and contract termination and lease charges, will be paid by the end of 2008.

As of June 30, 2008, the Company had accrued approximately $134 million for pending copyright fee issues, including litigation proceedings, local legislative initiatives and/or negotiations with the parties involved. These accruals are included in Accrued liabilities on the Consolidated Condensed Statements of Financial Position. Refer to Part I, Item 1, Note 14 of the Notes to Consolidated Condensed Financial Statements for additional information.

Investing activities:

The Company increased its marketable securities investments by $93.8 million for the six months ended June 30, 2008. The Company decreased its marketable securities by $44.0 million for the six months ended June 30, 2007. The $146.4 million YTY increase in the net cash flows used for investing activities for the periods provided were principally due to the Company’s marketable securities investing activities as well as the $8.1 million proceeds received from the sale of the Scotland facility that occurred in the first quarter of 2007.

The Company’s investments in marketable securities are classified and accounted for as available-for-sale. At June 30, 2008 and December 31, 2007,  the Company’s marketable securities portfolio consisted of asset-backed and mortgage-backed securities, corporate debt securities, municipal debt securities, U.S. government and agency debt securities, commercial paper, certificates of deposit, and preferred securities, including approximately $35 million and $79 million, respectively, of auction rate securities.

Market conditions continue to indicate significant uncertainty on the part of investors on the economic outlook for the U.S. and for financial institutions that have potential exposure to the housing market. This uncertainty has created reduced liquidity across the fixed income investment market, including the securities in which Lexmark has invested. As a result, some of the Company’s investments have experienced reduced liquidity including unsuccessful auctions for its auction rate security holdings. During the first quarter of 2008, the Company reclassified $59.4 million in auction rate fixed income securities from Current assets to Noncurrent assets on its Consolidated Condensed Statements of Financial Position due to the fact that the securities were currently not trading, and current conditions in the general debt markets reduced the likelihood that the securities will successfully auction within the next 12 months. As of June 30, 2008, the amount of auction rate securities remaining in Noncurrent assets has been reduced to $31.3 million, primarily due to $24.0 million of successful auctions and redemptions by the issuers at par in the second quarter. The remaining $4.1 million of auction rate securities were reclassified to Current assets as of June 30, 2008, as the Company had been notified by the issuer that the securities would be called at par. Auction rate securities that did not successfully auction reset to the maximum rate as prescribed in the underlying offering statement and all of the Company’s auction rate securities continue to be current with their interest and dividend payments.

Based on Lexmark’s assessment of the credit quality of the underlying collateral and credit support available to each of the auction rate securities in which the Company is invested, it believes no impairment has occurred. This is further corroborated by an internal valuation based on discounted cash flows. Given the level of judgment required to make a determination of fair value, the auction rate securities for which recent auctions were unsuccessful of $31.3 million have been classified as a Level 3 fair value measurement. Refer to Part I, Item 1, Note 2 of the Notes to Consolidated Condensed Financial Statements for additional information regarding FAS 157. Lexmark experienced no realized losses on the sales of its auction rate securities during the first or second quarter of 2008, nor were there any unrealized losses related to Level 3 unsuccessful auction rate securities held on the balance sheet at June 30, 2008. The Company has the ability to hold these securities until liquidity in the market or optional issuer payment occurs and could also hold the securities to maturity. Additionally, if Lexmark required capital, the Company has available liquidity through its accounts receivable program, revolving credit facility and incremental debt capacity in the capital markets. As of August 5, 2008, the Company does not believe that it has a material risk in its current portfolio of investments that would impact its financial condition or liquidity.

For the six months ended June 30, 2008 and 2007, the Company spent $92.4 million and $92.4 million, respectively, on capital expenditures. The capital expenditures for 2008 principally related to infrastructure support, new product support and manufacturing capacity expansion. The Company continues to make significant capital investments in its manufacturing facilities. It is anticipated that total capital expenditures for 2008 will be approximately $225 million and are expected to be funded primarily through cash from operations and proceeds from issuance of long-term debt.

Financing activities:

The $494.3 million YTY increase in the net cash flows from financing activities was primarily due to the changes in the Company’s outstanding debt occurring in 2008.  In the second quarter of 2008, the Company repaid $150.0 million of senior note debt that matured on May 15, 2008.  Subsequently, the Company issued $350.0 million of five-year fixed rate senior unsecured notes and $300 million of ten-year fixed rate senior unsecured notes, resulting in total cash proceeds of $644.5 million, net of discount and issuance costs. Interest will be paid semi-annually at annual interest rates of 5.90% and 6.65% on the five- and ten-year notes, respectively. Refer to Part I, Item 1, Note 4 of the Notes to Consolidated Condensed Financial Statements for additional information regarding the senior notes.

In May 2008, the Company received authorization from the Board of Directors to repurchase an additional $750 million of its Class A Common Stock for a total repurchase authority of $4.65 billion. As of June 30, 2008, there was approximately $0.9 billion of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. For the three and six months ended June 30, 2008, the Company repurchased approximately 4.5 million shares at a cost of approximately $158 million. As of June 30, 2008, since the inception of the program in April 1996, the Company had repurchased approximately 78.7 million shares for an aggregate cost of approximately $3.8 billion. As of June 30, 2008, the Company had reissued approximately 0.5 million shares of previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million and 16.0 million shares of treasury stock in 2005 and 2006, respectively, the net treasury shares held at June 30, 2008, were 18.2 million.

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

At June 30, 2008, there were no secured borrowings outstanding under the facility.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 15 to the Consolidated Condensed Financial Statements in Item 1 for a description of recent accounting pronouncements which is incorporated herein by reference.

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

•
The Company has undertaken cost reduction measures over the last few years in an effort to optimize the Company’s expense structure. Such actions have included workforce reductions, the consolidation of manufacturing capacity, and the centralization of support functions to regional and global shared service centers. In particular, the Company’s manufacturing and support functions are becoming more heavily concentrated in China and the Philippines. The Company expects to realize cost savings in the future through these actions and may announce future actions to further reduce its worldwide workforce and/or centralize its operations. The risks associated with these actions include potential delays in their implementation, particularly workforce reductions, due to regulatory requirements; increased costs associated with such actions; decreases in employee morale and the failure to meet operational targets due to unplanned departures of employees, particularly key employees and sales employees.

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

•
Revenue derived from international sales make up more than half of the Company’s revenue. Accordingly, the Company’s future results could be adversely affected by a variety of factors, including changes in a specific country’s or region’s political or economic conditions, foreign currency exchange rate fluctuations, trade protection measures and unexpected changes in regulatory requirements. In addition, changes in tax laws and the ability to repatriate cash accumulated outside the U.S. in a tax efficient manner may adversely affect the Company’s financial results, investment flexibility and operations. Moreover, margins on international sales tend to be lower than those on domestic sales, and the Company believes that international operations in emerging geographic markets will be less profitable than operations in the U.S. and European markets, in part, because of the higher investment levels for marketing, selling and distribution required to enter these markets.

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

•
The Company relies heavily on the health and welfare of its employees, the employees of its manufacturing and distribution partners and customers. The widespread outbreak of any form of communicable disease affecting a large number of workers could adversely impact the Company’s operating results.

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

Interest Rates

At June 30, 2008, the fair value of the Company’s senior notes was estimated at $634.9 million using quoted market prices obtained from an independent broker. The carrying value as recorded in the Consolidated Condensed Statements of Financial Position at June 30, 2008 exceeded the fair value of the senior notes, by approximately $13.7 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $23.2 million at June 30, 2008.

See the section titled “FINANCIAL CONDITION - Investing activities:” in Item 2 of this report for a discussion of the Company’s auction rate securities portfolio which is incorporated herein by reference.

Foreign Currency Exchange Rates

The Company has employed, from time to time, a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the Company’s functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the Company is exposed include the Euro, the Mexican peso, the British pound, the Philippine peso, the Australian dollar and other Asian and South American currencies. Exposures may be hedged with foreign currency forward contracts, put options, and call options generally with maturity dates of twelve months or less. The potential gain in fair value at June 30, 2008, for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $8.8 million. This gain would be mitigated by corresponding lossess on the underlying exposures.

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

Changes in Internal Control over Financial Reporting

Beginning in the third quarter of 2006 and continuing through the second quarter of 2008, the Company has been centralizing certain of its accounting and other finance functions and order-to-cash functions from various countries to shared service centers. As a result, certain changes in basic processes and internal controls and procedures for day-to-day accounting functions and financial reporting have been made. In the second quarter of 2007, the Company migrated the majority of the transaction processing for after-sales service activities in the United States to a new software system. While management believes the changed controls along with additional compensating controls relating to financial reporting for affected processes are adequate and effective, management is continuing to evaluate and monitor the changes in controls and procedures as processes in each of these areas evolve.

Except for implementing the changes noted above, there has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                      LEGAL PROCEEDINGS

There have been no material developments to the legal proceedings previously disclosed in Part I, Item 3 of the Company's 2007 Annual Report on Form 10-K, other than those reported in the Company’s 10-Q for the first quarter ending March 31, 2008.

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

Item 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the repurchases of the Company’s Common Stock in the quarter ended June 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
April 1 - 30, 2008	-	$-	-	$295.5
May 1- 31, 2008	1,835,526	33.61	1,835,526	983.8
June 1 - 30, 2008	2,704,000	35.69	2,704,000	887.3
Total	4,539,526	$34.85	4,539,526

(1)
In May 2008, the Company received authorization from the Board of Directors to repurchase an additional $750 million of its Class A Common Stock for a total repurchase authority of $4.65 billion. As of June 30, 2008, there was approximately $0.9 billion of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. For the three and six months ended June 30, 2008, the Company repurchased approximately 4.5 million shares at a cost of approximately $158 million. As of June 30, 2008, since the inception of the program in April 1996, the Company had repurchased approximately 78.7 million shares for an aggregate cost of approximately $3.8 billion. As of June 30, 2008, the Company had reissued approximately 0.5 million shares of previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million and 16.0 million shares of treasury stock in 2005 and 2006, respectively, the net treasury shares held at June 30, 2008, were 18.2 million.

Item 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.                      OTHER INFORMATION

None.

Item 6.                      EXHIBITS

A list of exhibits is set forth in the Exhibit Index found on page 51 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, both on behalf of the registrant and in his capacity as principal accounting officer of the registrant.

Lexmark International, Inc.
(Registrant)

August 5, 2008

/s/ Gary D. Stromquist
Gary D. Stromquist
Vice President and Corporate Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibits:

1.1
Underwriting Agreement dated as of May 19, 2008 among Lexmark International, Inc. and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as the representatives of the several underwriters named therein. (1)

4.1	Form of Indenture between Lexmark International, Inc. and The Bank of New York Trust Company, N.A., as Trustee. (1)

4.2	Form of First Supplemental Indenture between Lexmark International, Inc. and The Bank of New York Trust Company, N.A., as Trustee. (1)

4.3	Form of Global Note of the Company’s 5.900% Senior Notes due 2013 (included in Exhibit 4.2). (1)

4.4	Form of Global Note of the Company’s 6.650% Senior Notes due 2018 (included in Exhibit 4.2). (1)

10.1	General Release And Covenant Not To Sue. +

25.1	Statement of Eligibility on Form T-1 under the Trust Indenture Act of 1939 of The Bank of New York. (1)

31.1	Certification of Chairman and Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management contract or compensatory plan, contract or arrangement.

(1)           Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 22, 2008 (Commission File No. 1-14050).

51