Form 10-Q
period 2008-09-30
LEXMARK INTERNATIONAL INC /KY/
filed 2008-11-04
CIK 1001288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2008

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

The registrant had 78,399,709 shares outstanding (excluding shares held in treasury) of Class A Common Stock, par value $0.01 per share, as of the close of business on October 31, 2008.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

		Page of Form 10-Q
	PART I – FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS
	Consolidated Condensed Statements of Earnings
	Three and Nine Months Ended September 30, 2008 and 2007	2
	Consolidated Condensed Statements of Financial Position
	As of September 30, 2008 and December 31, 2007	3
	Consolidated Condensed Statements of Cash Flows
	Nine Months Ended September 30, 2008 and 2007	4
	Notes to Consolidated Condensed Financial Statements	5
Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	24
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	48
Item 4.	CONTROLS AND PROCEDURES	48

	PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	49
Item 1A.	RISK FACTORS	49
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	50
Item 3.	DEFAULTS UPON SENIOR SECURITIES	50
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	50
Item 5.	OTHER INFORMATION	51
Item 6.	EXHIBITS	51

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

PART I – FINANCIAL INFORMATION

Item 1.                      FINANCIAL STATEMENTS

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007

Revenue	$1,130.7	$1,195.4	$3,444.7	$3,664.2
Cost of revenue	763.0	862.8	2,224.3	2,538.6
Gross profit	367.7	332.6	1,220.4	1,125.6

Research and development	109.9	101.2	318.3	303.3
Selling, general and administrative	197.1	204.3	617.2	608.5
Restructuring and related charges	6.7	6.6	7.7	6.6
Operating expense	313.7	312.1	943.2	918.4
Operating income	54.0	20.5	277.2	207.2

Interest (income) expense, net	1.5	(5.6)	(8.9)	(13.8)
Other (income) expense, net	3.6	(0.8)	5.1	(7.0)
Earnings before income taxes	48.9	26.9	281.0	228.0

Provision (benefit) for income taxes	12.3	(18.3)	58.9	26.2
Net earnings	$36.6	$45.2	$222.1	$201.8

Net earnings per share:
Basic	$0.42	$0.48	$2.41	$2.12
Diluted	$0.42	$0.48	$2.41	$2.10

Shares used in per share calculation:
Basic	86.8	94.9	92.0	95.4
Diluted	87.1	95.2	92.2	96.0

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
(In Millions, Except Par Value)
(Unaudited)
	September 30 2008	December 31 2007
ASSETS
Current assets:
Cash and cash equivalents	$437.7	$277.0
Marketable securities	648.6	519.1
Trade receivables, net of allowances of $33.9 in 2008 and $36.5 in 2007	460.3	578.8
Inventories	446.5	464.4
Prepaid expenses and other current assets	250.4	227.5
Total current assets	2,243.5	2,066.8

Property, plant and equipment, net	867.5	869.0
Marketable securities	26.9	-
Other assets	205.2	185.3
Total assets	$3,343.1	$3,121.1

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$-	$149.9
Accounts payable	572.7	636.9
Accrued liabilities	717.4	710.5
Total current liabilities	1,290.1	1,497.3

Long-term debt	648.7	-
Other liabilities	349.4	345.5
Total liabilities	2,288.2	1,842.8

Contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1.6 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value:
Class A, 900.0 shares authorized; 82.9 and 94.7 outstanding in 2008 and 2007, respectively	1.1	1.1
Class B, 10.0 shares authorized; no shares issued and outstanding	-	-
Capital in excess of par	896.9	887.8
Retained earnings	1,157.8	935.7
Treasury stock, net; at cost; 25.9 and 13.6 shares in 2008 and 2007, respectively	(886.7)	(454.7)
Accumulated other comprehensive loss	(114.2)	(91.6)
Total stockholders' equity	1,054.9	1,278.3
Total liabilities and stockholders' equity	$3,343.1	$3,121.1

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Nine Months Ended September 30
	2008	2007
Cash flows from operating activities:
Net earnings	$222.1	$201.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	151.8	134.2
Deferred taxes	(15.1)	(11.2)
Stock-based compensation expense	25.7	32.0
Tax shortfall from employee stock plans	(1.4)	(0.2)
Foreign exchange gain upon Scotland liquidation	-	(8.1)
Gain on sale of facilities	(1.1)	(3.5)
Other	4.0	(2.6)
	386.0	342.4
Change in assets and liabilities:
Trade receivables	116.7	10.0
Inventories	17.9	(2.1)
Accounts payable	(64.5)	33.9
Accrued liabilities	(4.5)	(43.2)
Other assets and liabilities	(22.0)	11.5
Net cash flows provided by operating activities	429.6	352.5

Cash flows from investing activities:
Purchases of property, plant and equipment	(150.7)	(131.0)
Purchases of marketable securities	(618.7)	(705.4)
Proceeds from sales/maturities of marketable securities	451.9	674.9
Proceeds from sale of facilities	4.6	8.1
Other	(0.3)	0.5
Net cash flows used for investing activities	(313.2)	(152.9)

Cash flows from financing activities:
Repayment of current portion of long term debt	(150.0)	-
Proceeds from issuance of long-term debt, net of issuance costs of $4.1 in 2008	644.5	-
Issuance of treasury stock	-	0.1
Purchase of treasury stock	(432.0)	(165.0)
Increase in short term debt	-	4.0
Proceeds from employee stock plans	6.3	15.3
Tax windfall from employee stock plans	1.0	2.8
Other	(24.0)	(0.8)
Net cash flows provided by (used for) financing activities	45.8	(143.6)
Effect of exchange rate changes on cash	(1.5)	1.9
Net change in cash and cash equivalents	160.7	57.9
Cash and cash equivalents - beginning of period	277.0	144.6
Cash and cash equivalents - end of period	$437.7	$202.5

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(In Millions, Except Per Share Amounts)
(Unaudited)

1.           BASIS OF PRESENTATION

The accompanying interim Consolidated Condensed Financial Statements are unaudited; however, in the opinion of management of Lexmark International, Inc. (together with its subsidiaries, the “Company” or “Lexmark”), all adjustments necessary for a fair statement of the interim financial results have been included. The results for the interim periods are not necessarily indicative of results to be expected for the entire year. The Consolidated Condensed Statement of Financial Position data as of December 31, 2007 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). The Company filed with the Securities and Exchange Commission audited consolidated financial statements for the year ended December 31, 2007, on Form 10-K, which included all information and notes necessary for such presentation. Accordingly, these financial statements and notes should be read in conjunction with the Company’s audited annual consolidated financial statements for the year ended December 31, 2007.

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

The provisions of FASB Staff Position No. 157-3 (“FSP FAS 157-3”) Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, issued October 10, 2008, were also considered in preparation of the third quarter 2008 financial statements. Refer to Note 15 of the Notes to Consolidated Condensed Financial Statements for additional information regarding FSP FAS 157-3.

Fair Value Hierarchy

The three levels of the fair value hierarchy under FAS 157 are:

•	Level 1 -- Quoted prices (unadjusted) in active markets for identical, unrestricted assets or liabilities that the Company has the ability to access at the measurement date;

•	Level 2 -- Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and

•	Level 3 -- Unobservable inputs used in valuations in which there is little market activity for the asset or liability at the measurement date.

Fair value measurements of assets and liabilities are assigned a level within the fair value hierarchy based on the lowest level of any input that is significant to the fair value measurement in its entirety.

Assets and (Liabilities) Measured at Fair Value on a Recurring Basis

		Based on
		Quoted prices in	Other observable	Unobservable
	Fair value at	active markets	inputs	inputs
	September 30, 2008	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Available-for-sale marketable securities - ST	$648.6	$362.2	$280.0	$6.4
Available-for-sale marketable securities - LT	26.9	-	-	26.9
Total	$675.5	$362.2	$280.0	$33.3

(Liabilities) measured at fair value on a recurring basis:
Foreign currency derivatives (1)	(3.2)	-	(3.2)	-
Total	$(3.2)	$-	$(3.2)	$-

(1) Foreign currency derivative liabilities are included in Accrued liabilities on the Consolidated Condensed Statements of Financial Position.

Excluded from the table above were financial instruments included in Cash and cash equivalents on the Consolidated Condensed Statements of Financial Position. The Company’s policy is to consider all highly liquid investments with an original maturity of three months or less at the Company’s date of purchase to be a cash equivalent. Investments considered cash equivalents, which closely approximate fair value as described in the Company’s policy above, include roughly $231 million of money market funds, $69 million of commercial paper, $46 million of agency debt securities, and $20 million of treasury bills.

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the quarter ended September 30, 2008:

Available-for-sale marketable securities	Three Months Ended	Nine Months Ended
	September 30 2008	September 30 2008
Balance, beginning of period	$31.9	$31.9
Realized and unrealized gains/(losses) included in earnings	(4.7)	(5.1)
Unrealized gains/(losses) included in comprehensive income	(0.5)	(0.5)
Purchases, issuances, and settlements, net	(4.0)	0.5
Transfers in and/or out of Level 3	10.6	6.5
Balance, end of period	$33.3	$33.3

Realized and unrealized losses of $4.7 million in the third quarter of 2008 and $5.1 million year to date 2008 were included in Other (income) expense, net on the Consolidated Condensed Statements of Earnings. Losses of $4.7 million and $5.1 million included in earnings for the quarter and nine month period are attributable to the change in fair value of certain distressed corporate bonds and mortgage-backed securities held at September 30, 2008, deemed to be other than temporarily impaired, and are reported in Other (income) expense, net. The quarter and year to date losses were primarily driven by the Lehman Brothers bankruptcy which resulted in a $4.4 million other than temporary impairment charge.

Transfers in to Level 3 in the third quarter of 2008 included Lehman Brothers distressed corporate debt securities which were subsequently written down based on indicative pricing as indicated in the preceding paragraph as well as various corporate bonds and mortgage backed securities for which current pricing was not available due to a decrease in trading activity.

Interest rate swap contracts, which served as a fair value hedge of the Company's senior notes that matured in May 2008, were also considered a Level 3 fair value measurement. Because the short-cut method of FAS 133 was used to record the fair value of the interest rate swaps, the Company believes it is clearer to describe the activity in narrative form rather than to include the change in fair value in the Level 3 year to date rollforward above. The fair values of the interest rate swaps at December 31, 2007 and March 31, 2008 were assets of $0.1 million and $0.3 million, respectively. Final settlement occurred in May 2008, resulting in net cash proceeds of $0.8 million. As of September 30, 2008, the Company has not entered into any new interest rate swap contracts.

Valuation Techniques

The Company generally uses a market approach, when practicable, in valuing the following financial instruments. In certain instances, when observable market data is lacking, the Company uses valuation techniques consistent with the income approach whereby future cash flows are converted to a single discounted amount.

Marketable Securities

The Company evaluates its marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and has determined that all of its investments in marketable securities should be classified as available-for-sale and reported at fair value.  The fair values of the Company's available-for-sale marketable securities are based on quoted market prices or other observable market data, or in some cases, internally developed inputs and assumptions (discounted cash flow model) when observable market data does not exist. The Company uses a third party to provide the fair values of the securities in which Lexmark is invested. In limited instances, the Company has adjusted the fair values provided by the third party service provider in order to better reflect the risk adjustments that market participants would make for nonperformance and liquidity risks.

Level 1 fair value measurements are based on quoted market prices in active markets and include U.S. government and agency securities.  These valuations are performed using a consensus price method, whereby prices from a variety of industry data providers are input into a distribution-curve based algorithm to determine daily market values.

Level 2 fair value measurements are based on quoted prices in markets that are not active, broker dealer quotations, or other methods by which all significant inputs are observable, either directly or indirectly. Securities utilizing Level 2 inputs are primarily corporate bonds, asset-backed securities and mortgage-backed securities, all of which are valued using the consensus price method described previously. Level 2 fair value measurements also include smaller amounts of commercial paper and certificates of deposit which generally have shorter maturities and less frequent market trades.  Such securities are valued via mathematical calculations using observable inputs until such time that market activity reflects an updated price.

Level 3 fair value measurements are based on inputs that are unobservable and significant to the overall valuation. Level 3 fair value measurements include security types that do not have readily determinable market values and/or are not priced by independent data sources, including auction rate securities for which recent auctions were unsuccessful, valued at $26.9 million, certain corporate debt securities and mortgage-backed securities with stale pricing data valued at $5.5 million, and certain distressed debt instruments valued at $0.9 million.

The Company performed a discounted cash flow analysis on its auction rate securities, using current coupon rates, a first quarter 2010 redemption date and a 50 basis point liquidity premium factored into the discount rate.  The result was a slight downward adjustment of $0.4 million in the third quarter of 2008 representing the Company’s best estimate of fair value using assumptions that the Company believes market participants would make for nonperformance and liquidity risk at the measurement date. Nearly all of the auction rate securities held by the Company are highly rated and the Company believes it has sufficient liquidity to hold these securities until sold or repurchased at par. The securities issuers have the legal option to redeem the securities at par plus accrued interest at each auction rate reset date and the securities are being made available for sale at par at auctions every 35 to 49 days. Nearly all of the auction rate securities held by the Company at September 30, 2008 are paying penalty rates that carry an economic incentive for alternative investors to buy the securities at upcoming auctions and issuers to refinance these securities in the capital markets prior to maturity. In the third quarter of 2008, approximately $8.1 million of auction rate fixed income securities were either sold or redeemed at par, resulting in no realized losses year to date for the Company’s auction rate securities.

For certain corporate debt and mortgage-backed securities, current pricing data was no longer available at the measurement date, representing a decline in the volume and level of trading activity.  The Company used the last known price of these securities and other unobservable inputs as its best estimate of fair value under current market conditions, recognizing that the inputs significant to the valuation were no longer observable at the measurement date and reclassifying the securities to a level 3 fair value measurement.

The Company holds certain debt instruments that it considers distressed due to reasons such as bankruptcy or a significant downgrade in credit rating. These securities are generally valued using non-binding quotes from brokers or other indicative pricing sources. Lehman Brothers corporate debt securities are included in this category, carried at an adjusted fair value of $0.6 million at September 30, 2008 based on a price of 12.5 cents on the dollar.

Derivatives

The Company employs a foreign currency risk management strategy that periodically utilizes derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates.  Fair values for the Company’s derivative financial instruments are based on pricing models or formulas using current market data. Variables used in the calculations include forward points and spot rates at the time of valuation. Because of the very short duration of the Company’s transactional hedges (three months or less) and minimal risk of nonperformance, the settlement price and exit price should approximate one another. At September 30, 2008, all of the Company's forward exchange contracts have been designated as Level 2 measurements in the FAS 157 fair value hierarchy.

Senior Notes

In the second quarter of 2008, the Company repaid its $150 million of senior note debt that matured on May 15, 2008, and subsequently issued $350 million of five-year fixed rate senior unsecured notes as well as $300 million of ten-year fixed rate senior unsecured notes. At September 30, 2008, the fair values of the Company's five-year and ten-year notes were estimated to be $343.7 million and $274.8 million, respectively, using quoted market prices. The $618.5 million total fair value of the debt is not recorded on the Company's Consolidated Condensed Statements of Financial Position and is therefore excluded from the fair value table above.  The total carrying value of the senior notes, net of $1.3 million discount, is $648.7 million on the Consolidated Condensed Statements of Financial Position. Refer to Part I, Item 1, Note 4 of the Notes to Consolidated Condensed Financial Statements for additional information regarding the senior notes.

Assets and (Liabilities) Measured at Fair Value on a Nonrecurring Basis Subsequent to Initial Recognition

The Company has not applied the provisions of FAS 157 to any nonrecurring, nonfinancial fair value measurements as permitted under FSP FAS 157-2. In the first quarter of 2009, the Company will begin applying the provisions of FAS 157 to such measurements including the accounting for fixed asset related matters under scope of FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

3.           RESTRUCTURING AND RELATED CHARGES (REVERSALS)

2008 Restructuring

General

To enhance the efficiency of the Company’s inkjet cartridge manufacturing operations, the Company announced a plan (the “2008 Restructuring Plan”) on July 22, 2008 that will result in the closure of one of the Company’s inkjet supplies manufacturing facilities in Mexico.

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

Impact to 2008 Financial Results

For the three and nine months ended September 30, 2008, the Company incurred $9.5 million and $12.9 million, respectively, in its Consumer segment for the 2008 Restructuring Plan as follows:

	Three Months Ended September 30	Nine Months Ended September 30
	2008	2008
Accelerated depreciation charges	$9.5	$9.5
Employee termination benefit charges	-	3.4
Total restructuring-related charges	$9.5	$12.9

The accelerated depreciation charges were determined in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. For the three and nine months ended September 30, 2008, the accelerated depreciation charges are included in Cost of revenue on the Consolidated Condensed Statements of Earnings.

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

Employee Termination Benefits
Balance at December 31, 2007	$-
Costs incurred	3.4
Balance at September 30, 2008	$3.4

2007 Restructuring

General

As part of the Company’s ongoing efforts to optimize its cost and expense structure, the Company continually reviews its resources in light of a variety of factors. On October 23, 2007, the Company announced a plan (the “2007 Restructuring Plan”) which includes:

•	Closing one of the Company’s inkjet supplies manufacturing facilities in Mexico and additional optimization measures at the remaining inkjet facilities in Mexico and the Philippines;

•
Reducing the Company’s business support cost and expense structure by further consolidating activity globally and expanding the use of shared service centers in lower-cost regions--the areas impacted are supply chain, service delivery, general and administrative expense, as well as marketing and sales support functions; and

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

Impact to 2008 Financial Results

For the three and nine months ended September 30, 2008, the Company incurred charges of $9.4 million and $19.1 million, respectively, for the 2007 Restructuring Plan as follows:

	Three Months Ended September 30	Nine Months Ended September 30
	2008	2008
Accelerated depreciation charges	$1.5	$13.6
Employee termination benefit charges	3.0	0.6
Contract termination charges	4.9	4.9
Total restructuring-related charges	$9.4	$19.1

The accelerated depreciation charges were determined in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. For the three months ended September 30, 2008, the accelerated depreciation charges are included in Cost of revenue on the Consolidated Condensed Statements of Earnings.  For the nine months ended September 30, 2008, the Company incurred $7.2 million of accelerated depreciation charges in Cost of revenue and $6.4 million in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.

Employee termination benefit charges were accrued in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, as appropriate. Employee termination benefit charges include severance, medical and other benefits. Contract termination charges were also accrued in accordance with SFAS No. 146.  Employee termination benefit charges and contract termination charges are included in Restructuring and related charges on the Consolidated Condensed Statements of Earnings.

During the third quarter of 2008, the Company sold one of its inkjet supplies manufacturing facilities in Juarez, Mexico for $4.6 million and recognized a $1.1 million pre-tax gain on the sale that is included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.

For the three months ended September 30, 2008, the Company incurred pre-tax restructuring and related charges (reversals) of $2.0 million in its Business segment, ($0.1) million in its Consumer segment and $7.5 million in All other.

For the nine months ended September 30, 2008, the Company incurred pre-tax restructuring and related charges of $2.4 million in its Business segment, $0.4 million in its Consumer segment and $16.3 million in All other.

Impact to 2007 Financial Results

For the three and nine months ended September 30, 2007, the Company accrued $6.6 million of employee termination benefits that are included in Restructuring and related charges on the Consolidated Condensed Statements of Earnings. For the $6.6 million of employee termination benefits, the Company accrued charges of $6.2 million in its Consumer segment and $0.4 million in its All other segment.

Liability Rollforward

The following table presents a rollforward of the liability incurred for employee termination benefits and contract termination charges in connection with the 2007 Restructuring Plan. Of the total $19.4 million restructuring liability, $17.4 million is included in Accrued liabilities and $2.0 million is included in Other liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

	Employee Termination Benefits	Contract Termination Charges	Total
Balance at December 31, 2007	$21.1	$-	$21.1
Costs incurred	5.3	4.9	10.2
Payments & other (1)	(7.0)	-	(7.0)
Reversals (2)	(4.9)	-	(4.9)
Balance at September 30, 2008	$14.5	$4.9	$19.4
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

Impact to 2008 Financial Results

In the third quarter of 2008, the Company reversed $1.2 million of previously accrued employee termination benefits. The reversal is included in Restructuring and related charges on the Company’s Consolidated Condensed Statements of Earnings.

Impact to 2007 Financial Results

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

	Employee Termination Benefit Charges	Contract Termination & Lease Charges	Total
Balance at December 31, 2007	$10.4	$1.4	$11.8
Payments & other (1)	(7.3)	(0.5)	(7.8)
Reversals (2)	(1.9)	-	(1.9)
Balance at September 30, 2008	$1.2	$0.9	$2.1

(1) Other consists of changes in the liability balance due to foreign currency translations.
(2) Reversals due to changes in estimates for employee termination benefits.

4.           DEBT

Senior Notes – Long-term Debt

In May 2008, the Company repaid its $150.0 million principal amount of 6.75% senior notes that were due on May 15, 2008. Additionally, in May 2008, the Company completed a public debt offering of $650.0 million aggregate principal amount of fixed rate senior unsecured notes. The notes are split into two tranches of five- and ten-year notes, respectively. The five-year notes with an aggregate principal amount of $350.0 million and 5.90% coupon were priced at 99.83% to have an effective yield to maturity of 5.939% and will mature June 1, 2013 (referred to as the “2013 senior notes”). The ten-year notes with an aggregate principal amount of $300 million and 6.65% coupon were priced at 99.73% to have an effective yield to maturity of 6.687% and will mature June 1, 2018 (referred to as the “2018 senior notes”). At September 30, 2008, the outstanding balance was $648.7 million (net of unamortized discount of $1.3 million).

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

The senior notes contain typical restrictions on liens, sale leaseback transactions, mergers and sales of assets. There are no sinking fund requirements on the senior notes and they may be redeemed at any time at the option of the Company, at a redemption price as described in the related indenture agreement, as supplemented and amended, in whole or in part.  If a “change of control triggering event” as defined below occurs, the Company will be required to make an offer to repurchase the notes in cash from the holders at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest to, but not including, the date of repurchase.  A “change of control triggering event” is defined as the occurrence of both a change of control and a downgrade in the debt rating assigned to the notes to a level below investment grade.

The Company intends to use the net proceeds from the offering for general corporate purposes, including to fund share repurchases, repay debt, finance acquisitions, finance capital expenditures and operating expenses and invest in any subsidiaries.

5.           MARKETABLE SECURITIES

Lexmark has investments in marketable securities which are classified and accounted for as available-for-sale in accordance with FAS 115 Accounting for Certain Investments in Debt and Equity Securities. At September 30, 2008 and December 31, 2007,  the Company’s marketable securities portfolio consisted of asset-backed and mortgage-backed securities, corporate debt securities, municipal debt securities, U.S. government and agency debt securities, commercial paper, certificates of deposit, and preferred securities, including approximately $26.9 million and $79 million, respectively, of auction rate securities.

Market conditions continue to indicate significant uncertainty on the part of investors on the economic outlook for the U.S. and for financial institutions. This uncertainty has created reduced liquidity across the fixed income investment market, including the securities in which Lexmark is invested. As a result, some of the Company’s investments have experienced reduced liquidity including unsuccessful auctions for its auction rate security holdings as well as temporary and other than temporary impairment of other marketable securities.

Auction rate securities

Auction rate securities that do not successfully auction reset to the maximum rate as prescribed in the underlying offering statement. During the first quarter of 2008, the Company reclassified $59.4 million in auction rate fixed income securities from Current assets to Noncurrent assets on its Consolidated Condensed Statement of Financial Position due to the fact that the securities had experienced unsuccessful auctions and poor debt market conditions had reduced the likelihood that the securities would successfully auction within the next 12 months.  During the second quarter of 2008, approximately $24 million of auction rate fixed income securities were either sold or redeemed at par.  In addition, $4.1 million were reclassified back to Current assets, as the Company had been notified by the issuer that the securities would be called at par, leaving a balance of $31.3 million in Noncurrent assets.

In the third quarter of 2008, approximately $8.1 million of auction rate fixed income securities were either sold or redeemed at par. Although no realized losses have occurred in 2008, the remaining auction rate securities were written down $0.4 million through Accumulated other comprehensive loss to their estimated fair value based on the discounted cash flow analysis performed by the Company. As of September 30, 2008, the remaining balance of auction rate fixed income securities classified in Noncurrent assets is $26.9 million. All of the Company’s auction rate securities continue to be current with their interest and dividend payments.

Based on Lexmark’s assessment of the credit quality of the underlying collateral and credit support available to each of the auction rate securities in which the Company is invested, it believes no other than temporary impairment has occurred. The Company has the ability and intent to hold these securities until liquidity in the market or optional issuer redemption occurs and could also hold the securities to maturity. Additionally, if Lexmark required capital, the Company has available liquidity through its accounts receivable program and revolving credit facility.

Impairment

The third quarter of 2008 saw several significant market events, including the bankruptcy of Lehman Brothers Holdings.  Lexmark recognized a $4.4 million charge in Other (income) expense, net on the Consolidated Condensed Statements of Earnings for other than temporary impairment of its Lehman Brothers corporate debt securities, based on indicative pricing. In addition, the Company has recognized a cumulative, pre-tax valuation allowance of $3.9 million included in Accumulated other comprehensive loss on the Consolidated Condensed Statements of Financial Position, representing a temporary impairment of the overall portfolio.  The Company considers several factors in evaluating whether impairment is temporary or other than temporary, including but not limited to the length of time and extent to which fair value is less than cost as well as the Company’s ability and intent to hold the security until the anticipated time of recovery in fair value.

As of November 4, 2008, the Company does not believe that it has a material risk in its current portfolio of investments that would impact its financial condition or liquidity.

6.           INVENTORIES

Inventories consist of the following:

	September 30 2008	December 31 2007
Work in process	$106.1	$127.2
Finished goods	340.4	337.2
Inventories	$446.5	$464.4

7.           AGGREGATE WARRANTY LIABILITY

Changes in the Company’s aggregate warranty liability, which includes both warranty and extended warranty (deferred revenue), are presented below:

	2008	2007
Balance at January 1	$251.2	$212.4
Accruals for warranties issued	166.0	203.8
Accruals related to pre-existing warranties (including amortization of deferred revenue for extended warranties and changes in estimates)	(30.1)	(37.9)
Settlements made (in cash or in kind)	(133.2)	(139.0)
Balance at September 30	$253.9	$239.3

Both the short-term portion of warranty and the short-term portion of extended warranty are included in Accrued liabilities on the Consolidated Condensed Statements of Financial Position. Both the long-term portion of warranty and the long-term portion of extended warranty are included in Other liabilities on the Consolidated Condensed Statements of Financial Position.

8.           INCOME TAXES

The Provision (benefit) for income taxes for the three months ended September 30, 2008 was an expense of $12 million, or an effective tax rate of 25.2%.  For the three months ended September 30, 2007, the Company’s tax provision was a benefit of $18 million.  For that period the Company reduced tax expense by $13 million as the result of a settlement of a tax audit outside the U.S. and additionally during that period, the Company reduced its full year provision by approximately $11 million due to a reduction of the expected annual effective tax rate compared to the first two quarters due to the geographic shift of worldwide earnings.  The $11 million benefit was based on the reduced expected annual effective tax rate compared to the previously expected tax rate applied to the Company’s earnings for the first two quarters of 2007.

The Provision (benefit) for income taxes for the nine months ended September 30, 2008 was an expense of $59 million, or an effective tax rate of 21.0%.  For that period the Company reduced tax expense by $12 million, primarily due to settling various tax audits and due to the recognition of a previously unrecognized tax benefit related to a tax position taken in a prior period.  The Company’s tax expense was $26 million, or an effective tax rate of 11.5%, for the same period in 2007. For that period, in addition to the tax audit settlement in the third quarter of 2007 discussed above, the Company reduced tax expense by $6 million as the result of adjustments made to the Company’s deferred tax assets.

The Company’s effective tax rate for the three and nine months ended September 30, 2008 differs from the U.S. federal statutory rate of 35% generally because a portion of the Company’s earnings outside the U.S. is taxed at an effective rate that is lower than the U.S. federal statutory rate, coupled with the special items described above.

The Company’s effective tax rate for the three and nine months ended September 30, 2007 differed from the U.S. federal statutory rate of 35% generally because (1) a portion of the Company’s earnings outside the U.S. was taxed at an effective rate lower than the U.S. federal statutory rate and (2) the U.S. Research and Experimentation tax credit was in effect during 2007.

9.           STOCKHOLDERS’ EQUITY

In May 2008, the Company received authorization from the Board of Directors to repurchase an additional $750 million of its Class A Common Stock for a total repurchase authority of $4.65 billion. As of September 30, 2008, there was approximately $0.6 billion of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. For the three months ended September 30, 2008, the Company repurchased approximately 7.7 million shares at a cost of approximately $274 million. For the nine months ended September 30, 2008, the Company repurchased approximately 12.3 million shares at a cost of approximately $432 million. As of September 30, 2008, since the inception of the program in April 1996, the Company had repurchased approximately 86.4 million shares for an aggregate cost of approximately $4.0 billion. As of September 30, 2008, the Company had reissued approximately 0.5 million shares of previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million and 16.0 million shares of treasury stock in 2005 and 2006, respectively, the net treasury shares held at September 30, 2008 were 25.9 million. The numbers provided in this footnote include the effect of the initial purchase transaction executed under the Company’s accelerated share repurchase program agreement described below, 3.5 million shares at a cost of $127.5 million.

Accelerated Share Repurchase Program

On August 28, 2008, the Company entered into an accelerated share repurchase agreement (“ASR”) with a financial institution counterparty.  Under the terms of the ASR, the Company paid $150.0 million targeting 4.1 million shares based on an initial price of $36.90. The Company took delivery of 85% of the shares, or 3.5 million shares at a cost of $127.5 million, and decreased the shares outstanding used for the computation of both basic and diluted earnings per share on the date of delivery. The shares delivered to Lexmark are currently held in Treasury. The remaining 15% of the payment, or $22.5 million holdback provision payment, has been applied against Capital in excess of par until final settlement of the contract in the fourth quarter of 2008 and is included in Other in the Financing section of the Consolidated Condensed Statements of Cash Flows.

The final number of shares to be delivered by the counterparty under the ASR is dependent on the average, volume weighted average price of the Company’s common stock over the agreement’s trading period, a discount and the initial number of shares delivered. Under the terms of the ASR, the Company would either receive additional shares from the counterparty or be required to deliver additional shares or cash to the counterparty. The Company controlled its election to either deliver additional shares or cash to the counterparty. The settlement provision was essentially a forward contract, and was accounted for under the provisions of EITF Issue No. 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock as an equity instrument. On September 30, 2008, the Company evaluated the forward contract in accordance with Emerging Issues Task Force (“EITF”) Topic No. D-72 Effect of Contracts That May Be Settled in Stock or Cash on the Computation of Diluted Earnings per Share and concluded that the effect would have been antidilutive and therefore excluded from the computation of diluted earnings per share.  On October 21, 2008, the counterparty delivered 1.2 million shares in final settlement of the agreement.

10.           OTHER COMPREHENSIVE EARNINGS (LOSS)

Comprehensive earnings (loss), net of taxes, consist of the following:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Net earnings	$36.6	$45.2	$222.1	$201.8
Other comprehensive earnings (loss):
Foreign currency translation adjustment	(35.1)	8.4	(23.0)	12.6
Cash flow hedging	-	(0.3)	-	(0.7)
Pension or other postretirement benefits	2.1	1.5	3.8	6.2
Net unrealized gain (loss) on marketable securities	(2.3)	0.2	(3.4)	(0.1)
Comprehensive earnings	$1.3	$55.0	$199.5	$219.8

Accumulated other comprehensive (loss) earnings consist of the following:

	Foreign Currency Translation Adjustment	Pension or Other Postretirement Benefits	Net Unrealized (Loss) Gain on Marketable Securities	Accumulated Other Comprehensive (Loss) Earnings
Balance at December 31, 2007	$29.6	$(121.2)	$-	$(91.6)
Change	8.2	0.6	0.7	9.5
Balance at March 31, 2008	$37.8	$(120.6)	$0.7	$(82.1)
Change	3.9	1.1	(1.8)	3.2
Balance at June 30, 2008	$41.7	$(119.5)	$(1.1)	$(78.9)
Change	(35.1)	2.1	(2.3)	(35.3)
Balance at September 30, 2008	$6.6	$(117.4)	$(3.4)	$(114.2)

11.           EARNINGS PER SHARE (“EPS”)

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Numerator:
Net earnings	$36.6	$45.2	$222.1	$201.8
Denominator:
Weighted average shares used to compute basic EPS	86.8	94.9	92.0	95.4
Effect of dilutive securities -
Employee stock plans	0.3	0.3	0.2	0.6
Weighted average shares used to compute diluted EPS	87.1	95.2	92.2	96.0

Basic net EPS	$0.42	$0.48	$2.41	$2.12
Diluted net EPS	$0.42	$0.48	$2.41	$2.10

Restricted stock units and stock options totaling an additional 10.5 million and 11.5 million shares of Class A Common Stock for the three month periods and 10.5 million and 5.7 million shares of Class A Common Stock for the nine month periods ended September 30, 2008 and 2007, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

On August 28, 2008, the Company entered into an accelerated share repurchase (“ASR”) agreement with a financial institution counterparty.  Under the terms of the ASR, the Company repurchased 3.5 million shares for $127.5 million based on an initial share price of $36.90, resulting in a benefit to basic and diluted EPS of $0.01.  The Company also made a $22.5 million payment to the counterparty related to a holdback provision included in the ASR agreement, which will not be considered in the calculation of EPS until the final settlement of the contract occurs in the fourth quarter of 2008.  The settlement provision established in the ASR agreement was essentially a forward sale contract and was therefore a potentially dilutive common stock equivalent.  The Company evaluated the forward contract in accordance with Emerging Issues Task Force (“EITF”) Topic No. D-72 Effect of Contracts That May Be Settled in Stock or Cash on the Computation of Diluted Earnings per Share and concluded that as of September 30, 2008 the effect of the settlement provision would be antidilutive and therefore excluded from the computation of diluted EPS.

12.           EMPLOYEE PENSION AND POSTRETIREMENT PLANS

The components of the net periodic benefit cost for both the pension and postretirement plans for the three month and nine month periods ended September 30, 2008 and 2007 were as follows:

Pension Benefits:	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Service cost	$0.8	$0.7	$2.5	$2.0
Interest cost	11.4	10.6	34.0	31.7
Expected return on plan assets	(12.6)	(12.3)	(37.8)	(36.6)
Amortization of net loss	2.8	3.7	8.5	11.3
Curtailment or special termination losses	-	1.8	1.0	1.8
Net periodic benefit cost	$2.4	$4.5	$8.2	$10.2

Other Postretirement Benefits:	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Service cost	$0.4	$0.4	$1.1	$1.3
Interest cost	0.7	0.6	2.0	1.9
Amortization of prior service (benefit) cost	(1.0)	(1.0)	(2.9)	(3.0)
Amortization of net loss	0.1	0.2	0.4	0.6
Net periodic benefit cost	$0.2	$0.2	$0.6	$0.8

The Company currently expects to contribute approximately $6.4 million to its pension and other postretirement plans in 2008. As of September 30, 2008, $4.7 million of contributions have been made.

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

The following table includes information about the Company’s reportable segments:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Revenue:
Business	$759.6	$727.7	$2,263.8	$2,198.8
Consumer	371.1	467.7	1,180.9	1,465.4
Total revenue	$1,130.7	$1,195.4	$3,444.7	$3,664.2

Operating income (loss):
Business	$124.4	$143.0	$423.9	$445.7
Consumer	16.5	(22.2)	118.3	56.1
All other	(86.9)	(100.3)	(265.0)	(294.6)
Total operating income (loss)	$54.0	$20.5	$277.2	$207.2

Operating income (loss) noted above for the three months ended September 30, 2008, includes restructuring and related charges of $2.0 million in the Business segment, $9.4 million in the Consumer segment and $6.3 million in All other. Operating income (loss) noted above for the nine months ended September 30, 2008, includes restructuring and related charges of $2.4 million in the Business segment, $13.3 million in the Consumer segment and $15.1 million in All other.

Operating income (loss) noted above for the three and nine months ended September 30, 2007, includes restructuring and related charges of $6.2 million in the Consumer segment and $0.4 million in All other.

14.           CONTINGENCIES

In accordance with SFAS No. 5, Accounting for Contingencies, Lexmark records a provision for a loss contingency when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes it has adequate provisions for any such matters.

Legal proceedings

On December 30, 2002 (“02 action”) and March 16, 2004 (“04 action”), the Company filed claims against Static Control Components, Inc. (“SCC”) in the U.S. District Court for the Eastern District of Kentucky (the “District Court”) alleging violation of the Company’s intellectual property and state law rights. At various times in 2004, Pendl Companies, Inc. (“Pendl”), Wazana Brothers International, Inc. (“Wazana”) and NER Data Products, Inc. (“NER”), were added as additional defendants to the claims brought by the Company in the 02 action and/or the 04 action. The Company entered into separate settlement agreements with each of NER, Pendl and Wazana pursuant to which the Company released each party, and each party released the Company, from any and all claims, and at various times in May 2007 the District Court entered orders dismissing with prejudice all such litigation. Similar claims in a separate action were filed by the Company in the District Court against David Abraham and Clarity Imaging Technologies, Inc. (“Clarity”) on October 8, 2004. SCC and Clarity have filed counterclaims against the Company in the District Court alleging that the Company engaged in anti-competitive and monopolistic conduct and unfair and deceptive trade practices in violation of the Sherman Act, the Lanham Act and state laws. SCC has stated in its legal documents that it is seeking approximately $17.8 million to $19.5 million in damages for the Company’s alleged anticompetitive conduct and approximately $1 billion for Lexmark’s alleged violation of the Lanham Act. Clarity has not stated a damage dollar amount. SCC and Clarity are seeking treble damages, attorney fees, costs and injunctive relief. On September 28, 2006, the District Court dismissed the counterclaims filed by SCC alleging that the Company engaged in anti-competitive and monopolistic conduct and unfair and deceptive trade practices in violation of the Sherman Act, the Lanham Act and state laws. On October 13, 2006, SCC filed a Motion for

 Reconsideration of the District Court’s Order dismissing SCC’s claims, or in the alternative, to amend its pleadings, which the District Court denied on June 1, 2007. On October 13, 2006, the District Court issued an order to stay the action brought against David Abraham and Clarity until a final judgment or settlement are entered into in the consolidated 02 and 04 actions. On June 20, 2007, the District Court Judge ruled that SCC directly infringed one of Lexmark’s patents-in-suit. On June 22, 2007, the jury returned a verdict that SCC did not induce infringement of Lexmark’s patents-in-suit. As to SCC’s defense that the Company has committed patent misuse, in an advisory, non-binding capacity, the jury did find some Company conduct constituted misuse. In the jury’s advisory, non-binding findings, the jury also found that the relevant market was the cartridge market rather than the printer market and that the Company had unreasonably restrained competition in that market.  On October 3, 2008, the District Court Judge issued a memorandum opinion denying various motions made by the Company that sought to reverse the jury’s finding that SCC did not induce infringement of Lexmark’s patents-in-suit. The District Court Judge did, however, grant the Company’s motion that SCC’s equitable defenses, including patent misuse, were moot. As a result, the jury’s advisory findings on misuse, including the jury’s finding that the relevant market was the cartridge market rather than the printer market and that the Company had unreasonably restrained competition in that market, were not adopted by the District Court. A final judgment for the 02 action and the 04 action has not yet been entered by the District Court.

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

Copyright fees

Certain countries (primarily in Europe) and/or collecting societies representing copyright owners’ interests have taken action to impose fees on devices (such as scanners, printers and multifunction devices) alleging the copyright owners are entitled to compensation because these devices enable reproducing copyrighted content. Other countries are also considering imposing fees on certain devices. The amount of fees, if imposed, would depend on the number of products sold and the amounts of the fee on each product, which will vary by product and by country. The Company has accrued amounts that it believes are adequate to address the risks related to the copyright fee issues currently pending. The financial impact on the Company, which will depend in large part upon the outcome of local legislative processes, the Company’s and other industry participants’ outcome in contesting the fees and the Company’s ability to mitigate that impact by increasing prices, which ability will depend upon competitive market conditions, remains uncertain. As of September 30, 2008, the Company has accrued approximately $120 million for the pending copyright fee issues, including litigation proceedings, local legislative initiatives and/or negotiations with the parties involved.

As of September 30, 2008, approximately $56 million of the $120 million accrued for the copyright fee issues was related to single function printer devices sold in Germany prior to December 31, 2007. On December 6, 2007, the Bundesgerichtshof (the “German Federal Supreme Court”) issued a judgment in litigation brought by VerwertungsGesellschaft Wort (“VG Wort”), a collection society representing certain copyright holders, against Hewlett-Packard Company (“HP”), finding that single function printer devices sold in Germany prior to December 31, 2007 were not subject to the law authorizing the German copyright fee levy (German Federal Supreme Court, file reference I ZR 94/05). The Company and VG Wort entered into an agreement pursuant to which both VG Wort and the Company agreed to be bound by the outcome of the VG Wort/HP litigation. VG Wort filed a claim with the German Federal Constitutional Court (Bundesverfassungsgericht, the “Constitutional Court”) challenging the decision of the German Federal Supreme Court. The Company believes the amount accrued represents its best estimate of the copyright fee issues currently pending.

As of September 30, 2008, approximately $0.4 million of the $120 million accrued for copyright fee issues was related to all-in-one and/or multifunction devices (“AIO/MFDs”) sold in Germany prior to December 31, 2001. On January 30, 2008, the German Federal Supreme Court issued a judgment in litigation brought by VG Wort against HP seeking to impose copyright levies, at the statutory rates published for photocopier devices, on AIO/MFDs, which judgment confirmed the claim of VG Wort that the statutory copyright rates for photocopier devices shall be applied to certain AIO/MFDs sold prior to December 31, 2001 without any reduction (German Federal Supreme Court, file reference I ZR 131/05). The Company is not a party to this litigation and has not agreed to be bound by the outcome of this litigation. The German Federal Supreme Court issued its formal written decision supporting the judgment during July 2008. HP filed a claim with the Constitutional Court challenging the decision of the German Federal Supreme Court.

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

In October 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-3 (“FSP FAS 157-3”) Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active in response to the financial community’s concerns about how to conduct fair value accounting in a time of significant market distress. The new FSP confirms that the objective of FAS 157 is still the price that would be received by the holder of the asset in an orderly transaction that is not a forced liquidation or distressed sale, even in situations in which there is little, if any, market activity. The FSP also states acceptance of the use of management’s internal assumptions about future cash flows and appropriately risk-adjusted discount rates when observable inputs are not available, and that in some cases, observable inputs may need significant adjustment based on unobservable data to better reflect the risk adjustments that market participants would make for nonperformance and liquidity risks. Lastly, FSP 157-3 offers additional guidance on the appropriate use of broker quotes, indicating that they are not necessarily determinative of fair value if an active market does not exist for the financial asset, and that the nature of the quote, either a binding offer or an indicative price, should be considered when weighing the appropriate inputs to use in measuring fair value. The FSP became immediately effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate. The Company has considered the additional guidance with respect to the valuation of its marketable securities portfolio and the designation of its investments within the fair value hierarchy in the Company’s third quarter 2008 financial statements and footnotes.

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

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets (“FAS 142”). Specifically, an entity shall consider its own historical experience in renewing or extending similar arrangements in developing such assumptions or, in the absence of that experience, consider the assumptions that market participants would use (highest and best use of the asset) about renewal or extension. All assumptions must be adjusted for entity-specific factors as provided in FAS 142. An entity will now use its own assumptions about renewal or extension even when there is likely to be substantial cost or material modifications of existing terms and conditions. FSP FAS 142-3 also requires additional disclosures in order to enable users to better assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008. For intangible assets acquired after the effective date, the guidance for determining the useful life of the recognized intangible asset shall be applied prospectively. The additional disclosure requirements shall be applied prospectively to intangible assets recognized as of, and subsequent to, the effective date. The Company is currently evaluating the provisions of FSP FAS 142-3.

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

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) No. 07-5 (“EITF 07-5”) Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. This Issue applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception in FAS 133 Accounting for Derivative Instruments and Hedging Activities. The Issue also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative, for purposes of determining whether the instrument is within the scope of EITF Issue 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.  The Issue addresses what variables other than the entity’s stock price, if any, may impact the settlement amount and still permit the instrument to be indexed to the company’s own stock. EITF 07-5 establishes a two-step approach for evaluating whether a financial instrument is indexed to its own stock. In the first step, an entity evaluates any contingent exercise provisions in accordance with EITF 01-6 The Meaning of Indexed to a Company’s Own Stock. In the second step, an entity evaluates the settlement provision(s). EITF 07-5 also concludes specifically that neither financial instruments with a strike price denominated in a currency other than the issuer’s currency nor market-based employee stock option valuation instruments be considered indexed to an entity’s own stock. The Issue shall be applied to outstanding instruments as of the beginning of the fiscal year in which it is initially applied. Any cumulative effect of change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings. EITF 07-5 should be effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company will need to consider the guidance of EITF 07-5 when evaluating new potential financial instruments, such as accelerated share repurchase agreements.

In June 2008, the FASB ratified EITF No. 08-3 (“EITF 08-3”) Accounting by Lessees for Maintenance Deposits. This Issue applies to the lessee’s accounting for nonrefundable maintenance deposits paid by a lessee under an arrangement accounted for as a lease that are refunded only if the lessee performs specified maintenance activities. Under EITF 08-3, the maintenance deposits are accounted for as a deposit asset until such time that it is less than probable that the amount on deposit will be returned to the lessee, thus requiring recognition of expense. When the underlying maintenance is performed, the maintenance costs are expensed or capitalized in accordance with the lessee’s maintenance accounting policy. This issue must be applied to all arrangements existing at the effective date, and any cumulative effect of change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings. EITF 08-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, including interim periods within those fiscal years. Early application is not permitted for companies that have previously adopted an alternative accounting policy. The Company does not expect the adoption of EITF 08-3 to have a material impact on its financial position, results of operations or cash flows.

In September 2008, the FASB ratified EITF No. 08-5 (“EITF 08-5”) Issuer’s Accounting for Liabilities Measured at Fair Value with a Third Party Credit Enhancement. EITF 08-5 applies to an issuer’s accounting for debt with an inseparable third-party credit enhancement that is measured or disclosed at fair value. EITF 08-5 concludes that the effect of the third-party credit enhancement should not be included in the fair value measurement of the liability. The fair value measurement is determined considering the issuer’s credit standing without regard to the third-party guarantor’s credit standing. The Issue also requires that an entity disclose the existence of a credit enhancement for any outstanding debt within the scope of this Issue. EITF 08-5 will be effective on a prospective basis in the first period beginning on or after December 15, 2008. The Company does not expect the adoption of EITF 08-5 to have a material impact on its financial statements or fair value disclosures, given the Company’s outstanding debt does not contain an inseparable third-party credit enhancement.

In September 2008, The FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP FAS 133-1 and FIN 45-4”). The FSP amends the disclosure requirements of FAS 133 Accounting for Derivative Instruments and Hedging Activities,  requiring that the seller of a credit derivative, or writer of the contract, to disclose various items for each balance sheet presented including the nature of the credit derivative, the maximum amount of potential future payments the seller could be required to make, the fair value of the derivative at the balance sheet date, and the nature of any recourse provisions available to the seller to recover from third parties any of the amounts paid under the credit derivative. The FSP also amends FASB Interpretation No. 45 (“FIN 45”) Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others to require disclosure of the current status of the payment/performance risk of the guarantee. The additional disclosure requirements above will be effective for reporting periods ending after November 15, 2008. It is not expected that the FSP will have a major impact on the Company’s current disclosure process. The FSP also clarifies that the effective date of FAS 161 will be for any period, annual or interim, beginning after November 15, 2008.

16.           SUBSEQUENT EVENTS

On October 21, 2008, final settlement of the Company’s third quarter 2008 accelerated share repurchase agreement occurred, resulting in the delivery of an additional 1.2 million shares to the Company by the counterparty. Refer to Note 9 of the Notes to Consolidated Condensed Financial Statements for further details regarding the agreement.

On October 21, 2008, the Company entered into another accelerated share repurchase agreement with a financial institution counterparty. Under the terms of the ASR, the Company paid $100.0 million targeting 3.9 million shares based on an initial price of $25.71. The Company took delivery of 85% of the shares, or 3.3 million shares, on October 24, 2008. Final settlement of the agreement will occur in the fourth quarter of 2008.

In October 2008, commitments to the Company’s trade receivables facility were renewed by one of the two banks, resulting in a decrease in the maximum capital availability under the facility from $200 million to $100 million.  As of September 30, 2008, there were no secured borrowings outstanding under the facility.

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

The Company is primarily managed along Business and Consumer market segments:

•
The Business market segment primarily sells laser products and serves business customers but also includes consumers who choose laser products. Laser products can be divided into two major categories — shared workgroup products and lower-priced desktop products. Lexmark employs large-account sales and marketing teams, closely supported by its development and product marketing teams, to generate demand for its business printing solutions and services. The sales and marketing teams primarily focus on industries such as finance, education, retail, manufacturing, government and healthcare. Lexmark also markets its laser and inkjet products increasingly through small and medium business (“SMB”) teams who work closely with channel partners. The Company distributes and fulfills its laser products primarily through its well-established distributor and reseller network. Lexmark’s products are also sold through solution providers, which offer custom solutions to specific markets, and through direct response resellers.

•
The Consumer market segment predominantly sells inkjet products to consumers, but also includes business users who may choose inkjet products as a lower-priced alternative or supplement to laser products for personal desktop use. Also, there is an increasing trend in inkjet products being designed for business purposes such as small office home office (“SOHO”) and small business. Additionally, over the past couple years, the number of consumers seeking productivity-related features has driven significant growth in all-in-one (“AIO”) products. For the consumer market, Lexmark distributes its branded inkjet products and supplies primarily through retail outlets worldwide. Lexmark’s sales and marketing activities are organized to meet the needs of the various geographies and the size of their markets.

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

Management believes that other than the partial adoption of SFAS No. 157, Fair Value Measurements (“FAS 157”) during the first quarter of 2008, there have been no significant changes during the nine months ended September 30, 2008, to the items that were disclosed as critical accounting policies and estimates in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

The three levels of the fair value hierarchy under FAS 157 are:

•	Level 1 -- Quoted prices (unadjusted) in active markets for identical, unrestricted assets or liabilities that the Company has the ability to access at the measurement date;

•	Level 2 -- Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and

•	Level 3 -- Unobservable inputs used in valuations in which there is little market activity for the asset or liability at the measurement date.

Fair value measurements of assets and liabilities are assigned a level within the fair value hierarchy based on the lowest level of any input that is significant to the fair value measurement in its entirety.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP FAS 157-2”) which defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. As permitted by FSP FAS 157-2, the Company has only partially applied the provisions of FAS 157 as of September 30, 2008. The Company is in the process of evaluating the inputs and techniques used in its nonrecurring, nonfinancial fair value measurements.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3 (“FSP FAS 157-3”) Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active in response to the financial community’s concerns about how to conduct fair value accounting in a time of significant market distress. The Company has considered the additional guidance with respect to the valuation of its marketable securities portfolio and the designation of its investments within the fair value hierarchy in the Company’s third quarter 2008 financial statements and footnotes. Refer to Part I, Item 1, Note 15 of the Notes to Consolidated Condensed Financial Statements for additional information regarding FSP FAS 157-3.

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

RESULTS OF OPERATIONS

Operations Overview

Key Messages

Lexmark is focused on driving long-term value by strategically investing in technology, demand generation and brand development to enable the Company to profitably capture supplies in high page growth segments of the distributed printing market.

•	The Business market segment strategy is focused on growth in high page generating workgroup lasers, including monochrome, color and laser MFPs.

•
The Company is aggressively shifting its focus in the Consumer market segment to geographic regions, product segments, and customers that generate high page usage. This strategy shift will increase the Company’s focus on investments to better meet the needs of those customers and product segments.

Lexmark continues to take actions to improve certain portions of its manufacturing and business support cost and expense structure. These actions will better allow the Company to fund these strategic initiatives.

Lexmark continues to maintain a strong financial position with a long track record of good cash generation and a solid balance sheet, which positions it well to invest in the future and compete effectively, even during challenging times.

Business Factors

Business segment

During the third quarter of 2008, Lexmark continued its investments in new products and technology in the Business market segment. The Company expects these investments to produce a steady stream of new products.

The Company continued its investment in its managed print services and industry sales initiatives. Lexmark also made a significant investment in its enterprise sales force in 2007 to improve its coverage and expand the reach of its solutions and services proposition.

The primary focus of the Business market investments is to drive workgroup laser growth and page generation.

Consumer segment

Lexmark believes it is experiencing shrinkage in its installed base of inkjet products and an associated decline in end-user demand for inkjet supplies. The Company sees the potential for continued erosion in end-user inkjet supplies demand due to the reduction in inkjet hardware unit sales.  The reduction in inkjet hardware unit sales reflects the Company’s decision to focus on more profitable, higher usage printer placements and the weakness the Company is experiencing in its OEM business.

Beginning in the second quarter of 2007, the Company experienced the following issues in its Consumer segment:

•	On-going declines in inkjet supplies and OEM unit sales;
•	Lower average unit revenues due to aggressive pricing and promotion; and
•	Additional costs in its new products.

As the Company analyzed the situation, it saw the following:

•	Some of its unit sales were not generating adequate lifetime profitability due to lower prices, higher costs and supplies usage below its model;
•	Some markets and channels were on the low-end of the supplies generation distribution curve; and
•	Its business was too skewed to the low-end versus the market, resulting in lower supplies generation per unit.

As a result, Lexmark decided to take the following actions beginning in 2007:

•	The Company decided to more aggressively shift its focus to geographic regions, market segments and customers that generate higher page usage.
•	The Company continues working to minimize the unit sales that do not generate an acceptable profit over their life.

The above actions entail several initiatives, which were begun in 2007 and have continued through the current period:

•	Shifting the Company’s marketing focus and targeted customer segments to the heavier usage segments of student and professional users;

•	Shifting the Company’s investment in research and development to better design products and technology that will be attractive to these segments;

•	Re-engineering the Company’s supply chain to reduce costs and eliminate touches between the factory and the customers; and

•
Working on supplies to lower cost and consolidate manufacturing capacity. In 2007, the Company announced a restructuring plan to reduce its cost and infrastructure, including the closure of one of its inkjet supplies manufacturing facilities in Mexico and additional optimization measures at the remaining inkjet facilities in Mexico and the Philippines. In July 2008, the Company announced a plan that will result in the closure of an additional inkjet supplies manufacturing facility in Mexico. See “RESTRUCTURING AND RELATED CHARGES (REVERSALS) AND PROJECT COSTS” that follows for further discussion.

These initiatives have yielded the following for the Company’s Consumer segment:
•	An improvement in the Company’s inkjet AUR, despite an aggressive pricing environment;
•	The introduction of new products such as Lexmark’s Professional Series and its Home & Student Series; and
•	An increasing amount of industry recognition and awards for its inkjet products.

Operating Results Summary

The following discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements and Notes thereto. The following table summarizes the results of the Company’s operations for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30				Nine Months Ended September 30
	2008		2007		2008		2007
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev
Revenue	$1,130.7	100%	$1,195.4	100%	$3,444.7	100%	$3,664.2	100%
Gross profit	367.7	32.5	332.6	27.8	1,220.4	35.4	1,125.6	30.7
Operating expense	313.7	27.7	312.1	26.1	943.2	27.4	918.4	25.1
Operating income	54.0	4.8	20.5	1.7	277.2	8.0	207.2	5.7
Net earnings	36.6	3.2	45.2	3.8	222.1	6.4	201.8	5.5

Current quarter

For the third quarter of 2008, total revenue was $1.1 billion or down 5% from 2007. Laser and inkjet supplies revenue decreased 1% year-to-year (“YTY”) and laser and inkjet hardware revenue decreased 14% YTY. In the Business segment, revenue increased 4% YTY while revenue in the Consumer segment decreased 21% YTY.

Net earnings for the third quarter of 2008 decreased 19% from the prior year primarily due to a benefit in the provision for income taxes in the third quarter of 2007 as compared to an expense in the provision for income taxes in the third quarter of 2008, partially offset by higher operating income. Net earnings for the third quarter of 2008 included $24.5 million of pre-tax restructuring-related charges and project costs. Net earnings for the third quarter of 2007 included $14.6 million of pre-tax restructuring-related charges and project costs and a one-time tax benefit of $13 million that contributed to the benefit in the provision for income taxes mentioned above.

Year to date

For the nine months ended September 30, 2008, consolidated revenue was $3.4 billion or down 6% YTY. Laser and inkjet supplies revenue declined 1% YTY and laser and inkjet hardware revenue declined 17% YTY. In the Business segment, revenue increased 3% YTY while revenue in the Consumer segment decreased 19% YTY.

Net earnings for the nine months ended September 30, 2008 increased 10% from the prior year primarily due to higher operating income partially offset by lower other non-operating income and higher provision for income taxes. Net earnings for the nine months ended September 30, 2008 included $46.0 million of pre-tax restructuring-related charges and project costs and non-recurring tax benefits of $11.9 million. Net earnings for the nine months ended September 30, 2007, included $25.4 million of restructuring-related charges and project costs, a $3.5 million gain on the sale of the Company's Scotland facility, an $8.1 million pre-tax foreign exchange gain realized upon the substantial liquidation of the Company’s Scotland entity and one-time tax benefits of $19 million.

Revenue

For the third quarter of 2008, consolidated revenue decreased 5% YTY. Laser and inkjet supplies revenue declined 1% YTY as growth in laser supplies was offset by a decline in inkjet supplies. Laser and inkjet hardware revenue declined 14% YTY primarily driven by unit declines, particularly in inkjet units.

For the nine months ended September 30, 2008, consolidated revenue decreased 6% YTY. Laser and inkjet supplies revenue declined 1% YTY as growth in laser supplies was more than offset by a decline in inkjet supplies. Laser and inkjet hardware revenue declined 17% YTY primarily driven by the shift in inkjet strategy.

The following table provides a breakdown of the Company’s revenue by market segment:

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2008	2007	% Change	2008	2007	% Change
Business	$759.6	$727.7	4%	$2,263.8	$2,198.8	3%
Consumer	371.1	467.7	(21)	1,180.9	1,465.4	(19)
Total revenue	$1,130.7	$1,195.4	(5)%	$3,444.7	$3,664.2	(6)%

Business segment

During the third quarter of 2008, revenue in the Business segment increased $32 million or 4% compared to 2007 primarily due to growth in laser supplies revenue. Laser hardware unit shipments declined 1% YTY. Laser hardware average unit revenue (“AUR”), which reflects the changes in both pricing and mix, increased 2% YTY as the negative impact of pricing was offset by currency and favorable product mix.

For the nine months ended September 30, 2008, Business segment revenue increased $65 million or 3% YTY primarily due to growth in laser supplies revenue partially offset by a decline in laser hardware revenue. Laser hardware unit shipments decreased 7% YTY while laser hardware AUR increased 2% YTY.

Consumer segment

During the third quarter of 2008, revenue in the Consumer segment decreased $97 million or 21% compared to 2007 due to decreased inkjet hardware and supplies revenue. Hardware revenue declined YTY due to lower unit shipments partially offset by increased AURs. Inkjet hardware unit shipments declined 46% YTY principally due to the Company’s decision to prioritize certain markets, segments and customers and to reduce or eliminate others. Units were also impacted by the Company’s decision to focus on more profitable printer placements in every geography. Inkjet unit sales are being further impacted by market weakness in the U.S. and Europe and aggressive competitive pricing/promotion activities. In the U.S., inkjet unit sales are also being impacted by reduced shelf space as compared to the prior year. Inkjet hardware AUR increased 15% YTY as price declines were more than offset by a significantly improved mix reflecting a shift towards higher-end devices, as well as currency benefits.

For the nine months ended September 30, 2008, Consumer segment revenue decreased $284 million or 19% compared to 2007 due to decreased inkjet hardware and supplies revenue. Inkjet hardware unit shipments declined 46% YTY while inkjet hardware AUR increased 18% YTY.

Revenue by geography:

The following table provides a breakdown of the Company’s revenue by geography:

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2008	2007	% Change	2008	2007	% Change
United States	$493.5	$526.0	(6)%	$1,413.7	$1,579.1	(10)%
EMEA (Europe, the Middle East & Africa)	402.4	424.8	(5)	1,312.2	1,352.4	(3)
Other International	234.8	244.6	(4)	718.8	732.7	(2)
Total revenue	$1,130.7	$1,195.4	(5)%	$3,444.7	$3,664.2	(6)%

For the three and nine months ended September 30, 2008, revenue decreased in all geographies primarily due to the previously-mentioned decline in Consumer segment revenues.

Gross Profit

The following table provides gross profit information:

	Three Months Ended September 30				Nine Months Ended September 30
(Dollars in millions)	2008	2007	Change		2008	2007	Change
Gross profit dollars	$367.7	$332.6	11%		$1,220.4	$1,125.6	8%
% of revenue	32.5%	27.8%	4.7	pts	35.4%	30.7%	4.7	pts

For the three and nine months ended September 30, 2008, consolidated gross profit and gross profit as a percentage of revenue increased YTY. The changes in the gross profit margin YTY for the three and nine months ended September 30, 2008 were primarily due to favorable mix shifts among products of 5.6 percentage points and 5.3 percentage points, respectively, primarily driven by the decline in inkjet hardware units and the increased laser supplies.

Gross profit for the three and nine months ended September 30, 2008, included $17.5 million and $27.3 million, respectively, of restructuring-related charges and project costs. Gross profit for the three and nine months ended September 30, 2007, included $4.1 million and $10.2 million, respectively, of restructuring-related charges and project costs. See “RESTRUCTURING AND RELATED CHARGES (REVERSALS) AND PROJECT COSTS” that follows for further discussion.

Operating Expense

The following table presents information regarding the Company’s operating expenses during the periods indicated:

	Three Months Ended September 30				Nine Months Ended September 30
	2008		2007		2008		2007
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev
Research and development	$109.9	9.7%	$101.2	8.5%	$318.3	9.2%	$303.3	8.3%
Selling, general & administrative	197.1	17.4	204.3	17.1	617.2	18.0	608.5	16.6
Restructuring and related charges	6.7	0.6	6.6	0.5	7.7	0.2	6.6	0.2
Total operating expense	$313.7	27.7%	$312.1	26.1%	$943.2	27.4%	$918.4	25.1%

For the three and nine months ended September 30, 2008, research and development increased YTY due to the Company’s continued investment in technology to support product development. These continuing investments are primarily focused on new products aimed at targeted high page generation segments.

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2008 decreased YTY due to lower general and administrative expenses, partially offset by increased spending on marketing and sales activities.  SG&A expenses for the nine months ended September 30, 2008 increased YTY as the Company continued to increase spending on marketing and sales activities, partially offset by lower general and administrative expenses. Additionally, SG&A expenses for the three and nine months ended September 30, 2008 included $0.3 million and $11.0 million, respectively, of restructuring-related charges and project costs. SG&A expenses for the three and nine months ended September 30, 2007 included $3.9 million and $5.1 million, respectively, of net restructuring-related charges and project costs.  See “RESTRUCTURING AND RELATED CHARGES (REVERSALS) AND PROJECT COSTS” that follows for further discussion.

Operating Income (Loss)

The following table provides operating income by market segment:

	Three Months Ended September 30					Nine Months Ended September 30
(Dollars in millions)	2008	2007		Change		2008	2007	Change
Business	$124.4	$143.0		(13)%		$423.9	$445.7	(5)%
% of segment revenue	16.4%	19.7%		(3.3)	pts	18.7%	20.3%	(1.6)	pts

Consumer	16.5	(22.2)		n/a	%	118.3	56.1	111%
% of segment revenue	4.4%	(4.7	) %	n/a	pts	10.0%	3.8%	6.2	pts

All other	(86.9)	(100.3)		13%		(265)	(294.6)	10%
Total operating income (loss)	$54.0	$20.5		164%		$277.2	$207.2	34%
% of total revenue	4.8%	1.7%		3.1	pts	8.0%	5.7%	2.3	pts

For the three and nine months ended September 30, 2008, the increases in consolidated operating income were due to higher gross profit partially offset by higher operating expenses.

For the third quarter of 2008, Business segment operating income decreased YTY principally due to increased marketing and sales and product development. For the nine months ended September 30, 2008, Business segment operating income decreased YTY as higher gross profit was more than offset by increased operating expense.

For the third quarter of 2008, Consumer segment operating income increased YTY due to higher gross profit resulting from a favorable product mix shift reflecting less hardware partially offset by less supplies revenue. For the nine months ended September 30, 2008, Consumer segment operating income increased YTY due to higher gross profit and lower operating expense.

For the three months ended September 30, 2008, the Company incurred total pre-tax restructuring-related charges and project costs related to the Company’s restructuring plans of $3.6 million in its Business segment, $9.8 million in its Consumer segment and $11.1 million in All other. For the nine months ended September 30, 2008, the Company incurred total pre-tax restructuring-related charges and project costs related to the Company’s restructuring plans of $4.9 million in its Business segment, $15.6 million in its Consumer segment and $25.5 million in All other. See “RESTRUCTURING AND RELATED CHARGES (REVERSALS) AND PROJECT COSTS” that follows for further discussion.

For the three months ended September 30, 2007, the Company incurred total pre-tax restructuring-related charges and project costs of $1.4 million in its Business segment, $6.5 million in its Consumer segment and $6.7 million in All other.  For the nine months ended September 30, 2007, the Company incurred total pre-tax restructuring-related charges and project costs of $2.6 million in its Business segment, $3.2 million in its Consumer segment and $16.1 million in All other. See “RESTRUCTURING AND RELATED CHARGES (REVERSALS) AND PROJECT COSTS” that follows for further discussion.

Interest and Other

The following table provides interest and other information:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2008	2007	2008	2007
Interest (income) expense, net	$1.5	$(5.6)	$(8.9)	$(13.8)
Other (income) expense, net	3.6	(0.8)	5.1	(7.0)
Total interest and other (income) expense, net	$5.1	$(6.4)	$(3.8)	$(20.8)

During the third quarter of 2008, total interest and other (income) expense, net, was an expense of $5.1 million compared to income of $6.4 million in 2007. For the nine months ended September 30, 2008, total interest and other (income) expense, net, was income of $3.8 million compared to income of $20.8 million in 2007. The third quarter of 2008 saw the declared bankruptcy of Lehman Brothers Holdings.  As a result, Lexmark recognized a $4.4 million charge in Other (income) expense, net on the Consolidated Condensed Statements of Earnings for other than temporary impairment of its Lehman corporate debt securities, based on indicative pricing.

For the three and nine months ended September 30, 2008, total interest and other (income) expense, net, decreased YTY primarily due to increased interest expense from the Company’s $650 million aggregate principal amount of fixed rate senior unsecured notes that were initiated in the second quarter of 2008.  Additionally, during the second quarter of 2007, the Company substantially liquidated the remaining operations of its Scotland entity and recognized an $8.1 million pre-tax gain from the realization of the entity’s accumulated foreign currency translation adjustment generated on the investment in the entity during its operating life.

Provision for Income Taxes and Related Matters

The Provision (benefit) for income taxes for the three months ended September 30, 2008 was an expense of $12 million, or an effective tax rate of 25.2%.  For the three months ended September 30, 2007, the Company’s tax provision was a benefit of $18 million.  For that period the Company reduced tax expense by $13 million as the result of a settlement of a tax audit outside the U.S. and additionally during that period, the Company reduced its full year provision by approximately $11 million due to a reduction of the expected annual effective tax rate compared to the first two quarters due to the geographic shift of worldwide earnings.  The $11 million benefit was based on the reduced expected annual effective tax rate compared to the previously expected tax rate applied to the Company’s earnings for the first two quarters of 2007.

The Provision (benefit) for income taxes for the nine months ended September 30, 2008 was an expense of $59 million, or an effective tax rate of 21.0%.  For that period the Company reduced tax expense by $12 million, primarily due to settling various tax audits and due to the recognition of a previously unrecognized tax benefit related to a tax position taken in a prior period.  The Company’s tax expense was $26 million, or an effective tax rate of 11.5%, for the same period in 2007. For that period, in addition to the tax audit settlement in the third quarter of 2007 discussed above, the Company reduced tax expense by $6 million as the result of adjustments made to the Company’s deferred tax assets.

The Company’s effective tax rate for the three and nine months ended September 30, 2008 differs from the U.S. federal statutory rate of 35% generally because a portion of the Company’s earnings outside the U.S. is taxed at an effective rate that is lower than the U.S. federal statutory rate, coupled with the special items described above.  In October 2008, the U.S. Research and Experimentation (“R&E”) tax credit was extended, effective retroactively to January 1, 2008.  With this R&E tax credit extension, the Company expects its full year 2008 effective tax rate to be lower compared to the effective tax rate through September 30, 2008.

The Company’s effective tax rate for the three and nine months ended September 30, 2007 differed from the U.S. federal statutory rate of 35% generally because (1) a portion of the Company’s earnings outside the U.S. was taxed at an effective rate lower than the U.S. federal statutory rate and (2) the U.S. R&E tax credit was in effect during 2007.

Net Earnings and Earnings per Share

The following table summarizes net earnings and basic and diluted net earnings per share:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share amounts)	2008	2007	2008	2007
Net earnings	$36.6	$45.2	$222.1	$201.8

Basic earnings per share	$0.42	$0.48	$2.41	$2.12
Diluted earnings per share	$0.42	$0.48	$2.41	$2.10

Net earnings for the third quarter of 2008 decreased 19% from the prior year primarily due to a benefit in the provision for income taxes in the third quarter of 2007 as compared to an expense in the provision for income taxes in the third quarter of 2008, partially offset by higher operating income. Net earnings for the nine months ended September 30, 2008 increased 10% from the prior year primarily due to higher operating income partially offset by a higher provision for income taxes.

For the three months ended September 30, 2008, the decrease YTY in basic and diluted earnings per share was primarily due to the provision for income taxes item mentioned above.  For the nine months ended September 30, 2008, the increase in basic and diluted earnings per share were primarily attributable to increased net earnings.

RESTRUCTURING AND RELATED CHARGES (REVERSALS) AND PROJECT COSTS

Summary of restructuring impacts

With the announcement last quarter of the 2008 restructuring plan, the Company is now conducting two restructuring plans (and related projects) that are discussed in detail further below. The following tables summarize the third quarter and the year-to-date (“YTD”) September financial impacts of the Company’s restructuring plans (and related projects). The project costs presented below consist of additional charges related to the execution of the restructuring plans. These project costs are incremental to the Company’s normal operating charges and are expensed as incurred. The project costs include such items as compensation costs for overlap staffing, travel expenses, consulting costs and training costs.

For the three months ended September 30, 2008, the Company incurred charges, including project costs, of $24.5 million for the Company’s restructuring plans as follows:

(Dollars in millions)	2008 Actions Restructuring-related Charges (Note 3)	2007 Actions Restructuring-related Charges (Note 3)	2006 Actions Restructuring-related Charges (Note 3)	Project Costs	Total
Accelerated depreciation charges/project costs	$9.5	$1.5	$-	$6.5	$17.5
Employee termination benefit charges/project costs	-	3.0	(1.2)	0.3	2.1
Contract termination charges	-	4.9	-	-	4.9
Total restructuring-related charges/project costs	$9.5	$9.4	$(1.2)	$6.8	$24.5

For the three months ended September 30, 2008, the $17.5 million of accelerated depreciation charges and project costs are included in Cost of revenue on the Consolidated Condensed Statements of Earnings. The $6.7 million of total employee termination benefit and contract termination charges are included in Restructuring and related charges and the $0.3 million of related project costs are included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.

For the three months ended September 30, 2008, the Company incurred restructuring and related charges and project costs related to the Company’s restructuring plans of $3.6 million in its Business segment, $9.8 million in its Consumer segment and $11.1 million in All other.

For the nine months ended September 30, 2008, the Company incurred charges, including project costs, of $46.0 million for the Company’s restructuring plans as follows:

(Dollars in millions)	2008 Actions Restructuring-related Charges (Note 3)	2007 Actions Restructuring-related Charges (Note 3)	2006 Actions Restructuring-related Charges (Note 3)	Project Costs	Total
Accelerated depreciation charges/project costs	$9.5	$13.6	$-	$10.6	$33.7
Employee termination benefit charges/project costs	3.4	0.6	(1.2)	4.6	7.4
Contract termination charges	-	4.9	-	-	4.9
Total restructuring-related charges/project costs	$12.9	$19.1	$(1.2)	$15.2	$46.0

For the nine months ended September 30, 2008, the Company incurred $27.3 million of accelerated depreciation charges and project costs in Cost of revenue and $6.4 million in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.  The $7.7 million of total employee termination benefit and contract termination charges are included in Restructuring and related charges while the $4.6 million of related project costs are included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.

For the nine months ended September 30, 2008, the Company incurred restructuring and related charges and project costs related to the Company’s restructuring plans of $4.9 million in its Business segment, $15.6 million in its Consumer segment and $25.5 million in All other.

In connection with the 2007 and 2008 Restructuring Plans, the Company expects to incur approximately $30 million of pre-tax restructuring and related charges and project costs during the remainder of 2008.

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

Impact to 2008 Financial Results

For the three and nine months ended September 30, 2008, the Company incurred $9.6 million and $13.0 million, respectively, in its Consumer segment for the 2008 Restructuring Plan as follows:

(in millions)	2008 Actions Restructuring-related Charges (Note 3)	Project Costs	Total
Accelerated depreciation charges/project costs	$9.5	$0.1	$9.6

For the three months ended September 30, 2008, the $9.6 million of accelerated depreciation charges and project costs are included in Cost of revenue on the Consolidated Condensed Statements of Earnings.

(in millions)	2008 Actions Restructuring-related Charges (Note 3)	Project Costs	Total
Accelerated depreciation charges/project costs	$9.5	$0.1	$9.6
Employee termination benefit charges/project costs	3.4	-	3.4
Total restructuring-related charges/project costs	$12.9	$0.1	$13.0

For the nine months ended September 30, 2008, the Company incurred $9.6 million of accelerated depreciation charges and project costs in Cost of revenue.  The $3.4 million of total employee termination benefit charges are included in Restructuring and related charges on the Consolidated Condensed Statements of Earnings.

Liability Rollforward

The following table presents a rollforward of the liability incurred for employee termination benefits in connection with the 2008 Restructuring Plan. The liability is included in Accrued liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

Employee Termination Benefits
Balance at December 31, 2007	$-
Costs incurred	3.4
Balance at September 30, 2008	$3.4

2007 Restructuring Plan

General

As part of the Company’s ongoing efforts to optimize its cost and expense structure, the Company continually reviews its resources in light of a variety of factors. On October 23, 2007, the Company announced a plan (the “2007 Restructuring Plan”) which includes:

•	Closing one of the Company’s inkjet supplies manufacturing facilities in Mexico and additional optimization measures at the remaining inkjet facilities in Mexico and the Philippines;

•
Reducing the Company’s business support cost and expense structure by further consolidating activity globally and expanding the use of shared service centers in lower-cost regions. The areas impacted are supply chain, service delivery, general and administrative expense, as well as marketing and sales support functions; and

•	Focusing consumer segment marketing and sales efforts into countries or geographic regions that have the highest supplies usage.

The 2007 Restructuring Plan is expected to impact approximately 1,650 positions by the end of 2008. Most of the impacted positions are being moved to lower-cost countries. The Company expects the 2007 Restructuring Plan will result in pre-tax charges of approximately $90 million, of which $55 million are restructuring and related charges and $35 million are project costs, as defined at the beginning of this section. Expected cash payments for the restructuring and related charges and project costs are approximately $75 million.  The Company expects to incur total restructuring and related charges and project costs for the 2007 Restructuring Plan of $24 million in its Business segment, $29 million in its Consumer segment and $37 million in All other. Since the inception of the program in 2007, the Company has incurred a total of $68 million in charges, of which $50 million were restructuring and related charges and $18 million were project costs.  The Company expects the 2007 Restructuring Plan to be substantially completed by the end of 2008.

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

Impact to 2008 Financial Results

For the three and nine months ended September 30, 2008, the Company incurred a total of $16.1 million and $34.2 million, respectively, for the 2007 Restructuring Plan as presented below:

(in millions)	2007 Actions Restructuring-related Charges (Note 3)	Project Costs	Total
Accelerated depreciation charges/project costs	$1.5	$6.4	$7.9
Employee termination benefit charges/project costs	3.0	0.3	3.3
Contract termination charges	4.9	-	4.9
Total restructuring-related charges/project costs	$9.4	$6.7	$16.1

For the three months ended September 30, 2008, the $7.9 million of accelerated depreciation charges and project costs are included in Cost of revenue on the Consolidated Condensed Statements of Earnings. The $7.9 million of total employee termination benefit charges and contract termination charges are included in Restructuring and related charges while the $0.3 million of related project costs are included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.  The $0.3 million of project costs is the net amount incurred after including the gain recognized on the sale of the Juarez, Mexico facility that is discussed below.

During the third quarter of 2008, the Company sold one of its inkjet supplies manufacturing facilities in Juarez, Mexico for $4.6 million and recognized a $1.1 million pre-tax gain on the sale that is included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.

For the three months ended September 30, 2008, the Company incurred restructuring and related charges and project costs related to the Company’s 2007 restructuring plan of $3.6 million in its Business segment, $0.2 million in its Consumer segment and $12.3 million in All other.

(in millions)	2007 Actions Restructuring-related Charges (Note 3)	Project Costs	Total
Accelerated depreciation charges/project costs	$13.6	$10.5	$24.1
Employee termination benefit charges/project costs	0.6	4.6	5.2
Contract termination charges	4.9	-	4.9
Total restructuring-related charges/project costs	$19.1	$15.1	$34.2

For the nine months ended September 30, 2008, the Company incurred $17.7 million of accelerated depreciation charges and project costs in Cost of revenue and $6.4 million in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.  The $5.5 million of total employee termination benefit charges and contract termination charges are included in Restructuring and related charges while the $4.6 million of related project costs are included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.

For the nine months ended September 30, 2008, the Company incurred restructuring and related charges and project costs related to the Company’s 2007 Restructuring Plan of $4.9 million in its Business segment, $2.6 million in its Consumer segment and $26.7 million in All other.

Impact to 2007 Financial Results

For the three and nine months ended September 30, 2007, the Company accrued $6.6 million of employee termination benefits that are included in Restructuring and related charges on the Consolidated Condensed Statements of Earnings.  For the $6.6 million of employee termination benefits, the Company accrued charges of $6.2 million in its Consumer segment and $0.4 million in its All other segment.

Liability Rollforward

The following table presents a rollforward of the liability incurred for employee termination benefits in connection with the 2007 Restructuring Plan. Of the total $19.4 million restructuring liability, $17.4 million is included in Accrued liabilities and $2.0 million is included in Other liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

	Employee Termination Benefits	Contract Termination Charges	Total
Balance at December 31, 2007	$21.1	$-	$21.1
Costs incurred	5.3	4.9	10.2
Payments & other (1)	(7.0)	-	(7.0)
Reversals (2)	(4.9)	-	(4.9)
Balance at September 30, 2008	$14.5	$4.9	$19.4

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

Impact to 2008 Financial Results

In the third quarter of 2008, the Company reversed $1.2 million of previously accrued employee termination benefits related to the All other segment.  The reversal is included in Restructuring and related charges on the Company’s Consolidated Condensed Statements of Earnings.

Impact to 2007 Financial Results

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

For the three months ended September 30, 2007, the Company incurred approximately $8.0 million of project costs related to the Company’s 2006 actions. Of the $8.0 million of project costs incurred, $4.1 million is included in Cost of revenue and $3.9 million in Selling, general and administrative on the Company’s Consolidated Condensed

Statements of Earnings. For the three months ended September 30, 2007, the Company incurred total pre-tax project costs of $1.4 million in its Business segment, $0.3 million in its Consumer segment and $6.3 million in All other.

For the nine months ended September 30, 2007, the Company incurred approximately $15.3 million of project costs related to the Company’s 2006 actions. The $15.3 million of project costs is the net amount incurred after including the gain recognized on the sale of the Rosyth, Scotland facility during the first quarter of 2007 that was mentioned earlier.  Of the $15.3 million of project costs incurred, $10.2 million is included in Cost of revenue and $5.1 million in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings. For the nine months ended September 30, 2007, the Company incurred total pre-tax project costs(benefits) of $2.6 million in its Business segment, $(3.0) million in its Consumer segment and $15.7 million in All other.

Liability Rollforward

The following table presents a rollforward of the liability incurred for employee termination benefits and contract termination and lease charges in connection with the 2006 actions. The liability is included in Accrued liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

	Employee Termination Benefit Charges	Contract Termination & Lease Charges	Total
Balance at December 31, 2007	$10.4	$1.4	$11.8
Payments & other (1)	(7.3)	(0.5)	(7.8)
Reversals (2)	(1.9)	-	(1.9)
Balance at September 30, 2008	$1.2	$0.9	$2.1

(1) Other consists of changes in the liability balance due to foreign currency translations.
(2) Reversals due to changes in estimates for employee termination benefits.

FINANCIAL CONDITION

Lexmark’s financial position remained strong at September 30, 2008, with working capital of $953 million compared to $570 million at December 31, 2007. The increase in working capital accounts was primarily due to $644.5 million net proceeds received from the issuance of long-term debt in the second quarter, a portion of which have been used to repurchase the Company’s shares as discussed later in this section.

At September 30, 2008 and December 31, 2007, the Company had senior note debt of $648.7 million and $149.9 million, respectively.

The following table summarizes the results of the Company’s Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30
(Dollars in millions)	2008	2007
Net cash flow provided by (used for):
Operating activities	$429.6	$352.5
Investing activities	(313.2)	(152.9)
Financing activities	45.8	(143.6)
Effect of exchange rate changes on cash	(1.5)	1.9
Net change in cash and cash equivalents	$160.7	$57.9

The Company’s primary source of liquidity has been cash generated by operations, which totaled $429.6 million and $352.5 million for the nine months ended September 30, 2008 and 2007, respectively.

Operating activities:

The $77.1 million increase in cash flow from operating activities from 2007 to 2008 was driven by the favorable YTY change in Trade receivables of $106.7 million, due to collections in excess of revenues in the first three quarters of 2008. Collections of sales were more rapid in the first nine months of 2008 versus the first nine months of 2007, due to both declines in delinquency in 2008 as well as differences in the timing of revenues within the quarters. The Company’s days of sales outstanding were 37 days at September 30, 2008, and 40 days at December 31, 2007, compared to 43 days at September 30, 2007, and 38 days at December 31, 2006. The days of sales outstanding are calculated using the quarter-end trade receivables balance, net of allowances, and the average daily revenue for the quarter.

Other significant changes include the $98.4 million unfavorable YTY change in Accounts payable, which occurred primarily in the first quarter and third quarter YTY movements. The unfavorable YTY change in the first quarter was largely due to payment of prior year purchases and the fact that a higher accounts payable balance existed at December 31, 2007, compared to that of December 31, 2006. The unfavorable YTY change in the third quarter was largely due to a cash flow timing benefit in the third quarter of 2007 related to vendors with end of month payment terms who were paid in the fourth quarter of 2007 due to the fact that the third quarter of 2007 ended on a non-business day.

The unfavorable YTY change in Accounts payable was offset by several items including a $38.7 million favorable YTY change in Accrued liabilities, mainly driven by favorable movements in accrued compensation totaling $29.7 million. The favorable impact of accrued compensation was due to various factors including lower payout of annual bonuses in the first quarter of 2008 versus annual bonus payments made in the first quarter of 2007. Other notable items include favorable YTY movements in inventories as well as higher net earnings excluding depreciation and certain non-cash items in 2007 related to the liquidation of the Scotland facility.

The Company’s days of inventory were 53 days at September 30, 2008, and 48 days at December 31, 2007, compared to 48 days at September 30, 2007, and 44 days at December 31, 2006. The days of inventory are calculated using the quarter-end net inventories balance and the average daily cost of revenue for the quarter.

The outcome of certain European countries’ legislative processes and on-going litigation regarding copyright fees could have a significant impact on cash flows from operating activities. As of September 30, 2008, the Company had accrued approximately $120.3 million for pending copyright fee issues, including litigation proceedings, local legislative initiatives and/or negotiations with the parties involved. These accruals are included in Accrued liabilities on the Consolidated Condensed Statements of Financial Position. Refer to Part I, Item 1, Note 14 of the Notes to Consolidated Condensed Financial Statements for additional information.

Investing activities:

The Company increased its marketable securities investments by $166.8 million and $30.5 million for the nine months ended September 30, 2008 and 2007 respectively. The $160.3 million YTY increase in the net cash flows used for investing activities for the periods provided was primarily due to the Company’s marketable securities investing activities.

The Company’s investments in marketable securities are classified and accounted for as available-for-sale. At September 30, 2008 and December 31, 2007,  the Company’s marketable securities portfolio consisted of asset-backed and mortgage-backed securities, corporate debt securities, municipal debt securities, U.S. government and agency debt securities, commercial paper, certificates of deposit, and preferred securities, including approximately $27 million and $79 million, respectively, of auction rate securities.

Market conditions continue to indicate significant uncertainty on the part of investors on the economic outlook for the U.S. and for financial institutions. This uncertainty has created reduced liquidity across the fixed income investment market, including the securities in which Lexmark is invested. As a result, some of the Company’s investments have experienced reduced liquidity including unsuccessful auctions for its auction rate security holdings as well as temporary and other than temporary impairment of other marketable securities.

Auction rate securities that do not successfully auction reset to the maximum rate as prescribed in the underlying offering statement. During the first quarter of 2008, the Company reclassified $59.4 million in auction rate fixed income securities from Current assets to Noncurrent assets on its Consolidated Condensed Statement of Financial Position due to the fact that the securities had experienced unsuccessful auctions and poor debt market conditions had reduced the likelihood that the securities would successfully auction within the next 12 months.  During the second quarter of 2008, approximately $24 million of auction rate fixed income securities were either sold or redeemed at par.  In addition, $4.1 million were reclassified back to Current assets, as the Company had been notified by the issuer that the securities would be called at par, leaving a balance of $31.3 million in Noncurrent assets. In the third quarter of 2008, approximately $8.1 million of auction rate fixed income securities were either sold or redeemed at par. Although no realized losses have occurred in 2008, the remaining auction rate securities were written down $0.4 million through Accumulated other comprehensive loss to their estimated fair value based on the discounted cash flow analysis performed by the Company. As of September 30, 2008, the remaining balance of auction rate fixed income securities classified in Noncurrent assets was $26.9 million. All of the Company’s auction rate securities continue to be current with their interest and dividend payments. Based on Lexmark’s assessment of the credit quality of the underlying collateral and credit support available to each of the auction rate securities in which the Company is invested, it believes no other than temporary impairment has occurred. The Company has the ability and intent to hold these securities until liquidity in the market or optional issuer redemption occurs and could also hold the securities to maturity. Additionally, if Lexmark required capital, the Company has available liquidity through its accounts receivable program and revolving credit facility.

The third quarter of 2008 saw several significant market events, including the declared bankruptcy of Lehman Brothers Holdings.  Lexmark recognized a $4.4 million charge in Other (income) expense, net on the Consolidated Condensed Statements of Earnings for other than temporary impairment of its Lehman corporate debt securities, based on indicative pricing. In addition, the Company has recognized a cumulative, pre-tax valuation allowance of $3.9 million included in Accumulated other comprehensive loss on the Consolidated Condensed Statements of Financial Position, representing a temporary impairment of the overall portfolio.  The Company considers several factors in evaluating whether impairment is temporary or other than temporary, including but not limited to the length of time and extent to which fair value is less than cost as well as the Company’s ability and intent to hold the security until the anticipated time of recovery in fair value. As of November 4, 2008, the Company does not believe that it has a material risk in its current portfolio of investments that would impact its financial condition or liquidity.

Recent events have led to an increased focus on fair value accounting, including the valuation practices in place regarding financial instruments. The Company uses a third party to provide the fair values of the marketable securities in which Lexmark is invested. The Company has performed a reasonable level of due diligence in the way of documenting the pricing methodologies used by the third party as well as a limited amount of sampling of the valuations. Most of the Companies securities are valued using a consensus price method, whereby prices from a variety of industry data providers (multiple quotes) are input into a distribution-curve based algorithm to determine daily market values. Pricing inputs for a select number of securities were provided and compared to the overall valuation for reasonableness. In limited instances, the Company has adjusted the fair values provided by the third party in order to better reflect the risk adjustments that market participants would make for nonperformance and liquidity risks. Level 3 fair value measurements are based on inputs that are unobservable and significant to the overall valuation. The Company’s Level 3 fair value measurements include security types that do not have readily determinable market values and/or are not priced by independent data sources, including auction rate securities for which recent auctions were unsuccessful valued at $26.9 million (discussed previously), certain corporate debt securities and mortgage-backed securities with stale pricing data valued at $5.5 million, and certain distressed debt instruments valued at $0.9 million.

The Company performed a discounted cash flow analysis on its auction rate securities, using current coupon rates, a first quarter 2010 redemption date and a 50 basis point liquidity premium factored into the discount rate.  The result was the Company’s best estimate of fair value using assumptions that the Company believes market participants would make for nonperformance and liquidity risk at the measurement date. For certain corporate debt and mortgage-backed securities, current pricing data was no longer available at the measurement date, representing a decline in the volume and level of trading activity.  The Company used the last known price of these securities as its best estimate of fair value under current market conditions, recognizing that the inputs were no longer observable at the measurement date and reclassifying the securities to a level 3 fair value measurement. The Company also holds certain debt instruments that it considers distressed due to reasons such as bankruptcy or a significant downgrade in credit rating. These securities are generally valued using non-binding quotes from brokers or other indicative pricing sources. Lehman Brothers corporate debt securities are included in this category, carried at an adjusted fair value of $0.6 million at September 30, 2008 based on a price of 12.5 cents on the dollar. Refer to Part I, Item 1, Note 2 of the Notes to Consolidated Condensed Financial Statements for additional information regarding FAS 157 Fair Value Measurements.

For the nine months ended September 30, 2008 and 2007, the Company spent $150.7 million and $131.0 million, respectively, on capital expenditures. The capital expenditures for 2008 principally related to infrastructure support, new product support and manufacturing capacity for new and future products. The Company continues to make significant capital investments in its manufacturing facilities. It is anticipated that total capital expenditures for 2008 will be approximately $230 million and are expected to be funded primarily through cash from operations and the proceeds from the previously issued long-term debt that occurred in May of 2008.

Other notable investing cash flows include $4.6 million proceeds received from the sale of the Company’s inkjet supplies assembly plant located in Juarez, Mexico in the third quarter of 2008 as well as $8.1 million proceeds received from the sale of the Scotland facility that occurred in the first quarter of 2007. These events are presented in Proceeds from sale of facilities in the Investing section of the Consolidated Condensed Statements of Cash Flows for their respective periods.

Financing activities:

The $189.4 million YTY increase in the net cash flows from financing activities was driven by changes in the Company’s outstanding debt occurring in 2008.  In the second quarter of 2008, the Company repaid $150.0 million of senior note debt that matured on May 15, 2008.  Subsequently, the Company issued $350.0 million of five-year fixed rate senior unsecured notes and $300 million of ten-year fixed rate senior unsecured notes, resulting in total cash proceeds of $644.5 million, net of discount and issuance costs. Interest will be paid semi-annually at annual interest rates of 5.90% and 6.65% on the five- and ten-year notes, respectively. Refer to Part I, Item 1, Note 4 of the Notes to Consolidated Condensed Financial Statements for additional information regarding the senior notes.  The net inflow of cash related to outstanding debt was offset partially by the Company’s share repurchase activity.

In May 2008, the Company received authorization from the Board of Directors to repurchase an additional $750 million of its Class A Common Stock for a total repurchase authority of $4.65 billion. As of September 30, 2008, there was approximately $0.6 billion of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. For the three months ended September 30, 2008, the Company repurchased approximately 7.7 million shares at a cost of approximately $274 million. For the nine months ended September 30, 2008, the Company repurchased approximately 12.3 million shares at a cost of approximately $432 million. As of September 30, 2008, since the inception of the program in April 1996, the Company had repurchased approximately 86.4 million shares for an aggregate cost of approximately $4.0 billion. As of September 30, 2008, the Company had reissued approximately 0.5 million shares of previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million and 16.0 million shares of treasury stock in 2005 and 2006, respectively, the net treasury shares held at September 30, 2008 were 25.9 million. The share repurchase summary above includes the effect of the initial purchase transaction executed under the Company’s accelerated share repurchase program agreement described below, 3.5 million shares at a cost of $127.5 million.

On August 28, 2008, the Company entered into an accelerated share repurchase agreement (“ASR”) with a financial institution counterparty.  Under the terms of the ASR, the Company paid $150.0 million targeting 4.1 million shares based on an initial price of $36.90. The Company took delivery of 85% of the shares, or 3.5 million shares at a cost of $127.5 million, and decreased the shares outstanding used for the computation of both basic and diluted earnings per share on the date of delivery. The shares delivered to Lexmark are currently held in Treasury. The remaining 15% of the payment, or $22.5 million holdback provision payment, has been applied against Capital in excess of par until final settlement of the contract in the fourth quarter of 2008 and is included in Other in the Financing section of the Consolidated Condensed Statements of Cash Flows.

The final number of shares to be delivered by the counterparty under the ASR is dependent on the average, volume weighted average price of the Company’s common stock over the agreement’s trading period, a discount and the initial number of shares delivered. Under the terms of the ASR, the Company would either receive additional shares from the counterparty or be required to deliver additional shares or cash to the counterparty. The Company controlled its election to either deliver additional shares or cash to the counterparty. The settlement provision was essentially a forward contract, and was accounted for under the provisions of EITF Issue No. 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock as an equity instrument. On September 30, 2008, the Company evaluated the forward contract in accordance with Emerging Issues Task Force (“EITF”) Topic No. D-72 Effect of Contracts That May Be Settled in Stock or Cash on the Computation of Diluted Earnings per Share and concluded that the effect would have been antidilutive and therefore excluded from the computation of diluted earnings per share.  On October 21, 2008, the counterparty delivered 1.2 million shares as required under the agreement.

SOURCES OF LIQUIDITY

In addition to cash flows from operations, the Company has available liquidity through its trade receivables facility and revolving credit facility.

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

At September 30, 2008, there were no secured borrowings outstanding under the trade receivables facility. In October 2008, commitments to the facility were renewed by one of the two banks, resulting in a decrease in the maximum capital availability from $200 million to $100 million.

Revolving Credit Facility

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

At September 30, 2008, there were no amounts outstanding under the revolving credit facility.

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

•
The United States and other countries around the world have been experiencing deteriorating economic conditions, including unprecedented financial market disruption.  If this trend in economic conditions continues or deteriorates further, it could adversely affect the Company’s results in future periods.  During an economic downturn, demand for the Company’s products may decrease.  Restrictions on credit globally and foreign currency exchange rate fluctuations in certain countries, particularly emerging market countries, may impact economic activity and the Company’s results.  Credit risk associated with the Company’s customers, channel partners and the Company’s investment portfolio may also be adversely impacted.  Additionally, although the Company does not anticipate needing additional capital in the near term due to the Company’s strong current financial position, financial market disruption may make it difficult for the Company to raise additional capital, when needed, on acceptable terms or at all.  The interest rate environment and general economic conditions could also impact the investment income the Company is able to earn on its investment portfolio.

•
Unfavorable global economic conditions may adversely impact the Company’s future operating results. The Company continues to experience some weak markets for its products. Continued softness in certain markets and uncertainty about global economic conditions could result in lower demand for the Company’s products, including supplies. Weakness in demand has resulted in intense price competition and may result in excessive inventory for the Company and/or its reseller channel, which may adversely affect sales, pricing, risk of obsolescence and/or other elements of the Company’s operating results. Ongoing weakness in demand for the Company’s hardware products may also cause erosion of the installed base of products over time, thereby reducing the opportunities for supplies sales in the future.

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

•
The introduction of products by the Company or its competitors, or delays in customer purchases of existing products in anticipation of new product introductions by the Company or its competitors and market acceptance of new products and pricing programs, any disruption in the supply of new or existing products as well as the costs of any product recall or increased warranty, repair or replacement costs due to quality issues, the reaction of competitors to any such new products or programs, the life cycles of the Company’s products, as well as delays in product development and manufacturing, and variations in cost, including but not limited to component parts, raw materials, commodities, energy, products, labor rates, distributors, fuel and variations in supplier terms and conditions, may impact sales, may cause a buildup in the Company’s inventories, make the transition from current products to new products difficult and could adversely affect the Company’s future operating results.

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

•
The Company has migrated the infrastructure support of its information technology system and application maintenance functions to third-party service providers. The Company is in the process of centralizing certain of its accounting and other finance functions and order-to-cash functions from various countries to shared service centers. The Company is also in the process of reducing, consolidating and moving various parts of its general and administrative resource, supply chain resource and marketing and sales support structure. Many of these processes and functions are moving to lower-cost countries, including China, India and the Philippines. Any disruption in these systems, processes or functions could have a material adverse impact on the Company’s operations, its financial results, its systems of internal controls and its ability to accurately record and report transactions and financial results.

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

Interest Rates

At September 30, 2008, the fair value of the Company’s senior notes was estimated at $618.5 million using quoted market prices obtained from an independent broker. The carrying value as recorded in the Consolidated Condensed Statements of Financial Position at September 30, 2008 exceeded the fair value of the senior notes by approximately $30.2 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $23.1 million at September 30, 2008.

See the section titled “FINANCIAL CONDITION - Investing activities:” in Item 2 of this report for a discussion of the Company’s auction rate securities portfolio which is incorporated herein by reference.

Foreign Currency Exchange Rates

The Company has employed, from time to time, a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the Company’s functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the Company is exposed include the Euro, the Mexican peso, the British pound, the Philippine peso, and the Australian dollar, as well as other currencies. Exposures may be hedged with foreign currency forward contracts, put options, and call options generally with maturity dates of twelve months or less. The potential gain in fair value at September 30, 2008 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $7.8 million. This gain would be mitigated by corresponding losses on the underlying exposures.

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

Changes in Internal Control over Financial Reporting

Beginning in the third quarter of 2006 and continuing through the third quarter of 2008, the Company has been centralizing certain of its accounting, other finance functions, and order-to-cash functions from various countries to shared service centers. As a result, certain changes in basic processes and internal controls and procedures for day-to-day accounting functions and financial reporting have been made. In the second quarter of 2007, the Company migrated the majority of the transaction processing for after-sales service activities in the United States to a new software system. This migration continued for countries outside the United States during the third quarter of 2008. While management believes the changed controls along with additional compensating controls relating to financial reporting for affected processes are adequate and effective, management continues to evaluate and monitor the changes in controls and procedures as processes in each of these areas evolve.

Except for implementing the changes noted above, there has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                      LEGAL PROCEEDINGS

On October 3, 2008, the U.S. District Court for the Eastern District of Kentucky issued a memorandum opinion denying various motions made by the Company that sought to reverse the jury’s finding that Static Control Components, Inc. did not induce infringement of Lexmark’s patents-in-suit. The U.S. District Court did, however, grant the Company’s motion that SCC’s equitable defenses, including patent misuse, were moot. As a result, the jury’s advisory findings on misuse, including the jury’s finding that the relevant market was the cartridge market rather than the printer market and that the Company had unreasonably restrained competition in that market, were not adopted by the U.S. District Court. There have been no other material developments to the legal proceedings previously disclosed in Part I, Item 3 of the Company's 2007 Annual Report on Form 10-K, other than those reported in the Company’s 10-Q for the first quarter ending March 31, 2008.

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

•
The United States and other countries around the world have been experiencing deteriorating economic conditions, including unprecedented financial market disruption.  If this trend in economic conditions continues or deteriorates further, it could adversely affect the Company’s results in future periods.  During an economic downturn, demand for the Company’s products may decrease.  Restrictions on credit globally and foreign currency exchange rate fluctuations in certain countries, particularly emerging market countries, may impact economic activity and the Company’s results.  Credit risk associated with the Company’s customers, channel partners and the Company’s investment portfolio may also be adversely impacted.  Additionally, although the Company does not anticipate needing additional capital in the near term due to the Company’s strong current financial position, financial market disruption may make it difficult for the Company to raise additional capital, when needed, on acceptable terms or at all.  The interest rate environment and general economic conditions could also impact the investment income the Company is able to earn on its investment portfolio.

Item 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the repurchases of the Company’s Common Stock in the quarter ended September 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share (3) (4)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1) (2)
July 1 - 31, 2008	2,711,696	$33.00	2,711,696	$797.8
August 1- 31, 2008	1,305,500	35.92	1,305,500	750.9
September 1 - 30, 2008	3,729,085	36.87	3,729,085	613.4
Total	7,746,281	$35.35	7,746,281

(1)
In May 2008, the Company received authorization from the Board of Directors to repurchase an additional $750 million of its Class A Common Stock for a total repurchase authority of $4.65 billion. As of September 30, 2008, there was approximately $0.6 billion of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. For the three months ended September 30, 2008, the Company repurchased approximately 7.7 million shares at a cost of approximately $274 million. As of September 30, 2008, since the inception of the program in April 1996, the Company had repurchased approximately 86.4 million shares for an aggregate cost of approximately $4.0 billion.

(2)
On August 28, 2008, the Company entered into an accelerated share repurchase agreement (“ASR”) with a financial institution counterparty. Under the terms of the ASR, the Company paid $150.0 million targeting 4.1 million shares based on an initial price of $36.90. On September 3, 2008, the Company took delivery of 85% of the shares, or 3.5 million shares at a cost of $127.5 million, and has included these share repurchases in the table above in the month of September.

(3)
Average Price Paid per Share includes the purchase price of $36.90 used in the initial ASR transaction included in the data above. The actual average purchase price of shares purchased pursuant to the ASR agreement was not determinable at September 30, 2008 since the agreement did not conclude until the fourth quarter. Average Price Paid per Share recalculated to include only open market transactions is $36.49 for the month of September and $34.11 for the third quarter of 2008.

(4)
On October 21, 2008, the counterparty delivered 1.2 million additional shares in final settlement of the agreement, bringing the total shares repurchased under the ASR to 4.7 million shares at an average price of $31.91. This data will be reflected in the fourth quarter table and related footnotes in the Company’s 2008 10-K.

Item 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.                      OTHER INFORMATION

On November 1, 2008, the Company entered into a new form of Employment Agreement (“Employment Agreement”) with, among other executive officers, each of Paul J. Curlander, the Company’s Chairman and Chief Executive Officer; John W. Gamble, Jr., the Company’s Executive Vice President and Chief Financial Officer; Paul A. Rooke, the Company’s Executive Vice President and President of the Consumer Printer Division, and Martin S. Canning, Vice President and President of the Printing Solutions and Services Division, each a Named Executive Officer of the Company. The new form of Employment Agreement was prepared primarily to comply with Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”), and the final Treasury Regulations issued thereunder. In instances where a previous form of employment agreement had been entered into by the Company with the executive, such agreements were terminated by the Company and the respective executive. The new form of Employment Agreement provides for a term commencing on November 1, 2008 and ending on October 31, 2010. In each case, the executive’s employment shall continue thereafter at will. The predecessor form of employment agreement provided for a bi-annual automatic renewal of the agreement unless the Company or the executive provided notice that the agreement would not be renewed. The new form of Employment Agreement provides for certain additional payments beyond the term of employment if employment is terminated by the Company without “cause,” by the executive for “good reason,” and by the executive’s death or disability. These potential payments are substantially the same as provided in the predecessor agreements they replace. The new form of Employment Agreement otherwise includes covenants and conditions typically included in such agreements.

On November 1, 2008, the Company entered into a new form of Change in Control Agreement (“CIC Agreement”) with, among other executive officers, each of Dr. Curlander and Messrs. Gamble, Rooke, and Canning. The new form of CIC Agreement was prepared primarily to comply with Section 409A of the Code and the final Treasury Regulations issued thereunder. In instances where a previous form of change in control agreement had been entered into by the Company with the executive, such agreements were terminated by the Company and the respective executive. The new form of CIC Agreement provides for a term commencing on November 1, 2008 and ending on October 31, 2010, provided however, that commencing on November 1, 2009 and on each anniversary thereof, unless previously terminated, the CIC Agreement shall be automatically extended so as to terminate two years from such renewal date.  The CIC Agreement generally provides for certain payments to each of the executive officers if, within 12 months prior to a “Change in Control” (as defined in the CIC Agreement), the executive’s employment is terminated by the Company in connection with or in anticipation of the Change in Control, or within 24 months after a Change in Control, the executive’s employment is terminated by the Company or the executive under certain circumstances. In the event of a termination of employment by the Company without “cause” or by the executive for “good reason,” the executive would receive his base salary and pro rata annual bonus through the date of termination. In addition, in the case of Dr. Curlander and Messrs. Gamble and Rooke, the executive would receive three times the sum of his annual base salary and annual incentive compensation, and in the case of Mr. Canning, two times the sum of his annual base salary and annual incentive compensation. The CIC Agreement also provides for the continuation of welfare benefits for a period of three years in the case of Dr. Curlander and Messrs. Gamble and Rooke and for a period of two years in the case of Mr. Canning. If any excise tax is imposed because payments under the CIC Agreement result in excess parachute payments, the executive will receive a gross-up payment that will result in the payment of any taxes and the excise tax on the gross-up payment. The renewal provisions and the potential payments under the CIC Agreements are substantially the same as provided in the predecessor agreements they replace. The new form of CIC Agreement otherwise includes covenants and conditions typically included in such agreements.

On November 1, 2008, the Company entered into forms of Amended and Restated Agreements pursuant to the 2006-2008 Long-Term Incentive Plan and the 2007-2009 Long-Term Incentive Plan with each of Dr. Curlander, and Messrs. Gamble, Rooke and Canning. The prior agreements were amended to comply with the short-term deferral exception under Section 409A of the Code and the final Treasury Regulations issued thereunder.

The foregoing descriptions of the terms of each of the agreements are meant to be a summary only and are qualified in their entirety by reference to the full text of the agreements filed with this Quarterly Report on Form 10-Q as Exhibits 10.4, 10.5, 10.6, 10.7and 10.8, respectively.

Item 6.                      EXHIBITS

A list of exhibits is set forth in the Exhibit Index found on page 53 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, both on behalf of the registrant and in his capacity as principal accounting officer of the registrant.

Lexmark International, Inc.
(Registrant)

November 4, 2008

/s/ Gary D. Stromquist
Gary D. Stromquist
Vice President and Corporate Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibits:
10.1       Accelerated Share Repurchase Agreement, dated as of August 28, 2008, by and between the Company and Citibank, N.A. (1)

10.2
Amendment No. 5 to Receivables Purchase Agreement, dated as of October 3, 2008, by and among Lexmark Receivables Corporation, as Seller, Gotham Funding Corporation, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Program Agent, an Investor Agent and a Bank, and the Company, as Collection Agent and Originator.

10.3	Amendment No. 6 to Purchase and Contribution Agreement, dated as of October 3, 2008, by and between the Company, as Seller, and Lexmark Receivables Corporation, as Purchaser.

10.4        Form of Employment Agreement entered into as of November 1, 2008, by and between the Company and each of Paul J. Curlander, John W. Gamble, Jr., Paul A. Rooke and Martin S. Canning. +

10.5        Form of Change in Control Agreement entered into as of November 1, 2008, by and between the Company and each of Paul J. Curlander, John W. Gamble, Jr. and Paul A. Rooke. +

10.6        Form of Change in Control Agreement entered into as of November 1, 2008, by and between the Company and Martin S. Canning. +

10.7        Form of Amended and Restated Agreement pursuant to the Company's 2006-2008 Long-Term Incentive Plan. +

10.8        Form of Amended and Restated Agreement pursuant to the Company's 2007-2009 Long-Term Incentive Plan. +

10.9         Form of Agreement pursuant to the Company's 2008-2010 Long-Term Incentive Plan. +

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

_________________

+           Indicates management contract or compensatory plan, contract or arrangement.

(1)         Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on September 3, 2008 (Commission File No. 1-14050).