Form 10-K
period 2008-12-31
LEXMARK INTERNATIONAL INC /KY/
filed 2009-02-27
CIK 1001288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2008 OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 1-14050

LEXMARK INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1308215 (I.R.S. Employer Identification No.)

One Lexmark Centre Drive 740 West New Circle Road
Lexington, Kentucky (Address of principal executive offices)	40550 (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
                         (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐     No ☑

The aggregate market value of the shares of voting common stock held by non-affiliates of the registrant was approximately $3.0 billion based on the closing price for the Class A Common Stock on the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 20, 2009, there were outstanding 77,776,051 shares (excluding shares held in treasury) of the registrant’s Class A Common Stock, par value $0.01, which is the only class of voting common stock of the registrant, and there were no shares outstanding of the registrant’s Class B Common Stock, par value $0.01.

Documents Incorporated by Reference

Certain information in the Company’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, is incorporated by reference in Part III of this Form 10-K.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-K
For the Year Ended December 31, 2008

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

Lexmark makes it easier for customers to move information between the digital and paper worlds. Since its inception in 1991, Lexmark has become a leading developer, manufacturer and supplier of printing and imaging solutions for offices and homes. Lexmark’s products include laser printers, inkjet printers, multifunction devices, and associated supplies, services and solutions. Lexmark develops and owns most of the technology for its laser and inkjet products and related solutions. Lexmark also sells dot matrix printers for printing single and multi-part forms by business users. The Company operates in the office products industry. The Company is primarily managed along divisional lines: the Printing Solutions and Services Division (formerly known as the Business market segment) and the Imaging Solutions Division (formerly known as the Consumer market segment). Refer to Part II, Item 8, Note 18 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s reportable segments.

Revenue derived from international sales, including exports from the United States of America (“U.S.”), accounts for approximately 59% of the Company’s consolidated revenue, with Europe accounting for approximately two-thirds of international sales. Lexmark’s products are sold in more than 150 countries in North and South America, Europe, the Middle East, Africa, Asia, the Pacific Rim and the Caribbean. This geographic diversity offers the Company opportunities to participate in new markets, provides diversification to its revenue stream and operations to help offset geographic economic trends, and utilizes the technical and business expertise of a worldwide workforce. Currency exchange rates had a favorable impact on international revenue in 2008 and an unfavorable impact on the Company’s costs and expenses. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations — Effect of Currency Exchange Rates and Exchange Rate Risk Management for more information. A summary of the Company’s revenue and long-lived assets by geographic area is found in Part II, Item 8, Note 18 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Market Overview1

Lexmark management believes that the total distributed output opportunity was between $90 and $100 billion in 2008, including hardware, supplies and related software and services. This opportunity includes printers and multifunction devices as well as a declining base of copiers and fax machines that are increasingly being integrated into multifunction devices. Based on industry information, Lexmark management estimates that the market may have declined slightly in 2008 and may decline again in 2009 due to the severe global economic slowdown. When global economic growth resumes, perhaps in 2010, the industry could again experience low to mid single digit annual revenue growth rates with the highest growth likely to be in multifunction products (“MFPs”) and related software solutions and services and emerging economies. The Company’s management believes that the integration of print/copy/fax/scan capabilities enables Lexmark to leverage strengths in network printing solutions. In general, as the hardcopy industry matures and printer and copier markets converge, the Company’s management expects competitive pressures to continue.

The Internet is positively impacting the distributed output market opportunity in several ways. As more information is available over the Internet, and new tools and solutions are being developed to access it, more of this information is being printed on distributed output devices. Lexmark’s management believes that an increasing percentage of this distributed output includes color and graphics, which tend to increase supplies usage. Growth in high-speed and wireless Internet access to the home is also contributing to increased printing on distributed devices.

The laser product market primarily serves business customers. Laser products can be divided into two major categories — shared workgroup products and lower-priced desktop products. Shared workgroup products are typically attached directly to large workgroup networks, while lower-priced desktop products are attached to personal computers (“PCs”) or small workgroup networks. Both product categories include color and monochrome laser offerings. The shared workgroup products include laser printers and multifunction devices, which typically include high-performance internal network adapters and are easily upgraded to include additional input and output capacity and finishing capabilities as well as additional memory and storage. Most shared workgroup products also have sophisticated network management tools and are available as single function printers and multifunction products that print/copy/fax/scan to network capabilities.

Industry laser printer unit growth in recent years has generally exceeded the growth rate of laser printer revenue due to unit growth in lower-priced desktop color and monochrome laser printers and unit price reductions. Additionally, color and multifunction products represent a more significant component of laser unit growth. The Company’s management believes these trends will continue. The pricing pressure is partially offset by the tendency of customers in the shared workgroup laser market to add higher profit margin optional features including document management solutions, paper handling and finishing and to purchase multifunction products. Pricing pressure is also partially offset by the opportunity to provide business solutions and services to customers who are increasingly looking for assistance to better manage and leverage their document-related costs and output infrastructure.

1  Certain information contained in the “Market Overview” section has been obtained from industry sources, public information and other internal and external sources. Data available from industry analysts varies widely among sources. The Company bases its analysis of market trends on the data available from several different industry analysts.

The inkjet product market historically has been predominantly a consumer market, but there is an increasing trend in inkjet products being designed for small office home office (“SOHO”) and small business that include network capability to act as shared devices. Additionally, over the past couple of years, the number of customers seeking productivity-related features has driven significant growth in all-in-one (“AIO”) products. Key factors promoting this trend are greater affordability of AIOs containing productivity features like wireless connectivity, ethernet connectivity, full fax capabilities, automatic document feeders and duplex capabilities. The Company’s management believes these trends will continue.

Strategy

Lexmark’s strategy is based on a business model of investing in technology to develop and sell printing solutions, including printers and multifunction products, with the objective of growing its installed base, which drives recurring supplies sales. Supplies are the profit engine of the business model. Supplies profit then funds new technology investments in products and solutions, which drive the cycle again and again. The Company’s management believes that Lexmark has the following strengths related to this business model:

•	First, Lexmark is exclusively focused on distributed printing and imaging, and related document solutions. The Company’s management believes that this focus has enabled Lexmark to be responsive and flexible in meeting specific customer and channel partner needs.

•	Second, Lexmark internally develops three of the key print technologies associated with distributed printing, including inkjet, monochrome laser and color laser. The Company’s monochrome laser technology platform has historically allowed it to be a price/performance leader in enterprise network printer-based products and also build unique capabilities into its products that enable it to offer customized printing and document workflow solutions. Lexmark’s focus is to advance its inkjet technology, products and solutions to address higher usage customers.

•	Third, Lexmark has leveraged its technological capabilities and its commitment to flexibility and responsiveness to build strong relationships with large-account customers and channel partners, including major retail chains, distributors, direct-response catalogers and value-added resellers. Lexmark’s path-to-market includes industry-focused consultative sales and services teams that deliver unique and differentiated solutions to both large accounts and channel partners that sell into the Company’s target industries.

Lexmark is focused on driving long-term value for its shareholders by strategically investing in technology and demand generation to profitably capture supplies in high page generating segments of the distributed printing market.

The Printing Solutions and Services Division (“PSSD”) is focused on growth in high page generating workgroup products, including monochrome lasers, color lasers and laser MFPs. Lexmark’s PSSD strategy requires that it provide its array of high-quality, technologically-advanced products and solutions at competitive prices. Lexmark continually enhances its products to ensure that they function efficiently in increasingly-complex enterprise network environments. It also provides flexible tools to enable network administrators to improve productivity. Lexmark’s PSSD target markets include large corporations, small and medium businesses (“SMBs”) and the public sector. Lexmark’s PSSD strategy also requires that it continually identify and focus on industry-specific issues and processes so that it can differentiate itself by offering unique industry solutions and related services.

The Imaging Solutions Division (“ISD”) is focused on growth in the higher page generating inkjet products sold to SOHO and businesses through both retail and non-retail channels and original equipment manufacturer (“OEM”) partner arrangements. ISD continues to aggressively shift its focus to geographic regions, product segments and customers that generate higher page usage. Lexmark’s goal is to create printing products and innovative solutions that make it easier for SOHO and small business users to improve their productivity.

Over the last several years, the Company increased investments in both the Company’s sales force and product and solution development. The Company increased its research and development spending by 5% in 2008, by 9% in 2007 and by 10% in 2006. This investment has led to new products and solutions aimed at targeted growth segments as well as a pipeline of future products.

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

In 2008, Lexmark introduced over 40 new laser product models spanning small workgroup offerings through departmental MFPs.

In the monochrome laser category, the Company introduced a new family of workgroup laser printers and MFPs. The Lexmark T650 printer series and Lexmark X650 MFP series are designed with the environment in mind, they are equipped with a range of eco-conscious features. Many of the models come with built-in two-sided printing to reduce paper usage, Eco-Mode to reduce power consumption and Quiet Mode to minimize environmental noise. The family also offers access to extra-high-yield cartridges, which reduce the number of cartridges that are recycled or sent to the landfill.

The Lexmark T650 Series includes nine models designed to support small, medium and large workgroups. The Lexmark T654 models add the customizable Lexmark Embedded Solutions Framework, enabling expanded workflow solutions.

The Lexmark X650 Series MFP models are equipped with built-in two-sided printing and can utilize Lexmark’s Embedded Solutions Framework. The Lexmark X650 Series also features Lexmark’s award winning e-Task color touch screen, which makes it easy to complete complicated, multi-step processes at the touch of an icon. Individual users can even personalize their own e-Task touch screen with Lexmark’s new MyMFP solution. The Lexmark X658 models offer an intelligent alternative to office copiers with integrated finishing capabilities and a large input capacity in a compact, affordable device.

The Lexmark E200, E300 and E400 Series monochrome laser printers were refreshed with faster print speeds. Some models also include a new multipurpose feeder and all models feature built-in two-sided printing to reduce paper waste. The Lexmark E460 family offers a wireless model and access to a higher-yield cartridge than the previous generation.

The Company continues to offer the Lexmark E120 monochrome laser printer and the Lexmark X340 Series monochrome laser MFPs for desktop and small workgroup applications. Lexmark also continues to offer the Lexmark W840 monochrome laser printer and the Lexmark X850 Series monochrome laser MFPs for wide-format applications and advanced finishing requirements.

New additions to the color laser family in 2008 include the Lexmark C540 Series printers and X540 Series MFPs, Lexmark X560n MFP, Lexmark X782e XL MFP and C782n XL printer.

The Lexmark C540 Series, with single-pass laser technology, was designed for small workgroups and offers color output in a compact design. The Lexmark X540 Series are multifunction devices built off that same award-winning platform. Both are supported by the new Lexmark Rewards program, which encourages customers to return empty cartridges for recycling or remanufacturing and earn free genuine Lexmark toner and imaging kits. Both series feature models that are Wi-Fi CERTIFIEDtm 802.11n draft 2.0. The Lexmark X560 Series is designed for medium workgroups with a higher duty cycle and higher-yield cartridges than the X540 Series. In some geographies the Company announced the Lexmark C782n XL color laser printer and Lexmark X782e XL color laser MFP, designed for high-volume color printing. These models, intended for medium to large workgroups, offer color toner cartridges that are priced the same as Lexmark black XL high-yield toner cartridges for this color laser family. This provides customers a viable option to outsourcing color print jobs. Additionally, these models offer higher-yield cartridges, which help customers conserve resources since cartridges need to be replaced less frequently.

The Company continues to offer the Lexmark C780 Series and C935 color laser printers and the Lexmark X782e, Lexmark X940e and Lexmark X945e color laser MFPs for large workgroups. These models print on a wide variety of documents, including difficult media like heavy card stock and vinyl labels and specialty papers like weather- and fade-resistant outdoor media and oversized banners. The C935 and X940e and X945e offer wide format printing.

Lexmark is vertically integrated, which gives the Company the ability to quickly respond to unique customer requirements and develop customized solutions to improve workflow. As a result of its insights into the specific processes required within industries, the Company can effectively customize the e-Task interface on its MFPs to allow customers to reduce complicated, multi-step processes within these industries to the touch of an icon. The interface can easily be customized to meet each customer’s unique workflow needs.

Inkjet Products

Lexmark’s inkjet products primarily include AIO printers that offer print, copy, scan and fax functionality targeted at SOHO and business users.

As the wireless market continues to increase substantially, Lexmark is meeting the growing demand for new printing products that afford the freedom of mobility. In 2008, Lexmark continued to find success with its wireless products by winning several of the industry’s top awards. Lexmark continues to offer an affordable line of wireless inkjet products in the market, with products ranging from $79 — $249. This year, Lexmark introduced 15 inkjet products, ten of which are Wi-Fi CERTIFIEDtm 802.11g.

Additionally, Lexmark is better meeting the needs of SOHO and business customers by offering more robustly designed and feature rich printers with lower operating costs. Lexmark’s Professional Series line of products include highly desired office features such as automatic document feeding and automatic two-sided printing. Business users also prefer print output with greater permanence. To meet this need, Lexmark offers pigmented ink technology which delivers output that resists fading, highlighting, water and humidity. Cost of printing is a large concern for business customers. That is why Lexmark’s Professional Series ships with high yield cartridges to offer the best value for business users. Lexmark also offers a five-year warranty on some Professional Series printers to ensure Lexmark’s reliability and commitment to productivity in the office.

Leading the new Lexmark wireless lineup is the Lexmark X7675 Wireless All-in-One, a wireless four-in-one printer (print/scan/copy/fax) geared to SOHO and business users that includes features such as two-sided printing, fax, a 25-page automatic document feeder for copying and faxing, and photo printing with Lexmark’s pigmented inks. In 2008, Lexmark also introduced the business class Lexmark X4975, Lexmark X6675 and X9575, as well as the Lexmark X4650, X4950 and X6650 AIO printers, all of which offer wireless connectivity. Lexmark also offers a wireless single-function printer, the Z2420, that at the time of introduction was the most affordable wireless printer in the inkjet market.

For users who do not require wireless printing but need a feature-packed printer that is easy to use, the Company offers the Lexmark X2600, the Lexmark X3650, and the Lexmark X5650 color AIO printers as well as the Lexmark Z2300 color inkjet printer.

Dot Matrix Products

Lexmark continues to market several dot matrix printer models for customers who print multi-part forms.

Supplies

Lexmark designs, manufactures and distributes a variety of cartridges and other supplies for use in its installed base of laser, inkjet and dot matrix printers. Lexmark’s revenue and profit growth from its supplies business is directly linked to the Company’s ability to increase the installed base of its laser and inkjet products or the usage rate of those products. Lexmark’s management believes the Company is an industry leader with regard to the recovery, remanufacture, reuse and recycling of used laser supplies cartridges, helping to keep empty cartridges out of landfills. Attaining that leadership position was made possible by the Company’s various empty cartridge collection programs around the world. Lexmark continues to launch new programs and expand existing cartridge collection programs to further expand its remanufacturing business and this environmental commitment.

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

Through its Distributed Fleet Management (“DFM”) services, Lexmark provides enterprise customers with managed print services, giving them complete visibility and control over their printing environment. These services include asset lifecycle management, consumables management and utilization management. These services can be tailored to meet each customer’s unique needs and give them more extensive knowledge about their printing assets and infrastructure.

The Company’s printer products generally include a warranty period of at least one year, and customers typically have the option to purchase an extended warranty.

Marketing and Distribution

Lexmark employs large-account sales and marketing teams whose mission is to generate demand for its business printing solutions and services, primarily among large corporations as well as the public sector. Sales and marketing teams primarily focus on industries such as financial services, retail, manufacturing, education, government and health care. Those teams, in conjunction with the Company’s development and manufacturing teams, are able to customize printing solutions to meet customer needs for printing electronic forms, media handling, duplex printing and other document workflow solutions. Lexmark also markets its laser and inkjet products increasingly through SMB teams who work closely with channel partners. The Company distributes and fulfills its products to business customers primarily through its well-established distributor and reseller network. Lexmark’s products are also sold through solution providers, which offer custom solutions to specific markets, and through direct response resellers.

Lexmark’s international sales and marketing activities for business customers are organized to meet the needs of the local jurisdictions and the size of their markets. Operations in North America, Latin America, Asia Pacific and Western Europe focus on large-account and SMB demand generation with orders primarily filled through distributors and resellers.

The Company’s laser printer supplies are generally available at the customer’s preferred point-of-purchase through multiple channels of distribution. Although channel mix varies somewhat depending upon the geography, most of Lexmark’s laser supplies products sold commercially in 2008 were sold through the Company’s network of Lexmark-authorized supplies distributors and resellers, who sell directly to end-users or to independent office supply dealers.

Lexmark distributes its branded inkjet products and supplies through retail outlets as well as distributors and resellers worldwide. Lexmark’s sales and marketing activities are organized to meet the needs of the various geographies and the size of their markets. In North America, products are primarily distributed through large discount store chains, consumer electronics stores, office superstores, wholesale clubs, online, as well as through distributors. The Company’s Western European, Latin American and Asia Pacific operations distribute products through major distributors and information technology resellers and in selected markets through key retailers.

Lexmark also sells its products through numerous alliances and OEM arrangements. During 2008, 2007 and 2006, one customer, Dell, accounted for $596 million or approximately 13%, $717 million or approximately 14% and $744 million or approximately 15% of the Company’s total revenue, respectively. Sales to Dell are included in both PSSD and ISD.

Economic and Seasonal Trends

Lexmark’s business and results of operations have historically been affected by general economic conditions. From time to time, the Company’s sales may be negatively affected by weak economic conditions in those markets in which the Company sells its products. The recent global economic downturn, including unprecedented financial market disruptions, have adversely impacted the Company’s sales. If current economic conditions persist or worsen, the Company’s sales could continue to be adversely affected.

The Company experiences some seasonal market trends in the sale of its products and services. For example, sales are often stronger during the second half of the year and sales in Europe are often weaker in the summer months. Additionally, sales during the first half of the year may also be adversely impacted by market anticipation of seasonal trends such as new product introductions. The impact of these seasonal trends on Lexmark has become less predictable.

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

In recent years, Lexmark and its principal competitors, many of which have significantly greater financial, marketing and/or technological resources than the Company, have regularly lowered prices on hardware products and are expected to continue to do so. Lexmark has experienced and remains vulnerable to these pricing pressures. The Company’s ability to grow or maintain market share has been and may continue to be affected, resulting in lower profitability. Lexmark expects that as it competes with larger competitors, the Company’s increased market presence may attract more frequent challenges, both legal and commercial, including claims of possible intellectual property infringement.

The distributed printing market is extremely competitive. The distributed laser printing market is dominated by Hewlett-Packard (“HP”), which has a widely-recognized brand name and has been estimated to hold approximately 40% of the market as measured in annual units shipped. With the convergence of traditional printer and copier markets, major laser competitors now include traditional copier companies such as Canon, Ricoh and Xerox. Other laser competitors include Brother, Konica Minolta, Kyocera Mita, Okidata and Samsung.

Lexmark’s primary competitors in the inkjet product market are HP, Canon and Epson, who together account for approximately 80% or more of worldwide inkjet product unit sales. The Company must compete with these same vendors and other competitors, such as Brother and Kodak, for retail shelf space allocated to multifunctional printing products and their associated supplies. Lexmark sees other competitors and the potential for new entrants into the market possibly having an impact on the Company’s growth and market share. The entrance of a competitor that is also focused on printing solutions could have a material adverse impact on the Company’s strategy and financial results.

Refill, remanufactured, clones, counterfeits and other compatible alternatives for some of Lexmark’s toner and ink cartridges are available and compete with the Company’s supplies business. However, these alternatives may offer inconsistent quality and reliability. As the installed base of laser and inkjet products matures, the Company expects competitive supplies activity to increase. Historically, the Company has not experienced significant supplies pricing pressure, but if supplies pricing were to come under significant pressure, the Company’s financial results could be materially adversely affected.

Manufacturing

Lexmark operates manufacturing control centers in Lexington, Kentucky; Shenzhen, China; and Geneva, Switzerland; and has manufacturing sites in Boulder, Colorado; Juarez, Mexico; and Lapu-Lapu City, Philippines. The Company also has customization centers in each of the major geographies it serves. Lexmark’s manufacturing strategy is to retain control over processes that are technologically complex, proprietary in nature and central to the Company’s business model, such as the manufacture of toner, photoconductor and inkjet printheads. The Company shares some of its technical expertise with certain manufacturing partners, many of whom have facilities located in China, which collectively provide Lexmark with substantially all of its printer production capacity. The Company continually reviews its manufacturing capabilities and cost structure and makes adjustments as necessary.

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

Lexmark’s manufacturing operations for inkjet printer supplies are located in Juarez, Mexico and Lapu-Lapu City, Philippines. As previously announced, Lexmark closed the Chihuahua, Mexico inkjet printer supplies manufacturing operations on December 31, 2008. The manufacturing control center for inkjet supplies is located in Geneva, Switzerland.

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

During 2007 and 2008, the Company continued to execute supplier managed inventory (“SMI”) agreements with its primary suppliers to improve the efficiency of the supply chain. Lexmark’s management believes these SMI agreements improve Lexmark’s supply chain inventory pipeline and supply chain flexibility which enhances responsiveness to our customers. In addition, the Company’s management believes these agreements improve supplier visibility to product demand and therefore improve suppliers’ timeliness and management of their inventory pipelines. As of December 31, 2008, a significant majority of printers were purchased under SMI agreements. Any impact on future operations would depend upon factors such as the Company’s ability to negotiate new SMI agreements and future market pricing and product costs.

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

Research and Development

Lexmark’s research and development activity is focused on laser and inkjet printers, MFPs, and associated supplies, features, and related technologies. Over the last several years, the Company has increased its investment in research and development primarily to support new laser product initiatives and to advance certain technologies. Lexmark’s primary research and development activities are conducted in Lexington, Kentucky; Boulder, Colorado; Cebu City, Philippines; and Kolkata, India. In the case of certain products, the Company may elect to purchase products or key components from third-party suppliers rather than develop them internally.

Lexmark is actively engaged in the design and development of new products and enhancements to its existing products. Its engineering efforts focus on technologies associated with laser, inkjet, connectivity, document management and other customer facing solutions, as well as design features that will increase performance, improve ease of use and lower production costs. Lexmark also develops related applications and tools to enable it to efficiently provide a broad range of services. The process of developing new products is complex and requires innovative designs that anticipate customer needs and technological trends. Research and development expenditures were $423 million in 2008, $404 million in 2007 and $371 million in 2006. The Company must make strategic decisions from time to time as to which technologies will produce products and solutions in market sectors that will experience the greatest future growth. There can be no assurance that the Company can develop the more technologically-advanced products required to remain competitive.

Backlog

Although Lexmark experiences availability constraints from time to time for certain products, the Company generally fills its orders within 30 days of receiving them. Therefore, Lexmark usually has a backlog of less than 30 days at any one time, which the Company does not consider material to its business.

Employees

As of December 31, 2008, of the approximately 14,000 employees worldwide, 3,800 are located in the U.S. and the remaining 10,200 are located in Europe, Canada, Latin America, Asia Pacific, the Middle East and Africa. None of the U.S. employees are represented by a union. Employees in France are represented by a Statutory Works Council.

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

Executive Officers of the Registrant

The executive officers of Lexmark and their respective ages, positions and years of service with the Company are set forth below.

			Years With
Name of Individual	Age	Position	The Company

Paul J. Curlander	56	Chairman and Chief Executive Officer	18
John W. Gamble, Jr.	46	Executive Vice President and Chief Financial Officer	4
Paul A. Rooke	50	Executive Vice President and President of Imaging Solutions Division	18
Martin S. Canning	45	Vice President and President of Printing Solutions and Services Division	10
Ronaldo M. Foresti	56	Vice President of Asia Pacific and Latin America	5
Jeri L. Isbell	51	Vice President of Human Resources	18
Robert J. Patton	47	Vice President, General Counsel and Secretary	8
Gary D. Stromquist	53	Vice President and Corporate Controller	18

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

Mr. Rooke has been Executive Vice President and President of the Company’s Imaging Solutions Division (“ISD”) since January 2009. From July 2007 to January 2009, Mr. Rooke served as Executive Vice President and President of the Company’s Consumer Printer Division (“CPD”). From November 2002 to July 2007, Mr. Rooke served as Executive Vice President and President of the Company’s Printing Solutions and Services Division (“PSSD”).

Mr. Canning has been Vice President and President of PSSD since July 2007. Prior to such time and since January 2006, Mr. Canning served as Vice President and General Manager, PSSD Worldwide Marketing and Lexmark Services and PSSD North American Sales and Marketing. From August 2002 to January 2006, Mr. Canning served as Vice President and General Manager, PSSD Worldwide Marketing and Lexmark Services.

Mr. Foresti has been Vice President of Asia Pacific and Latin America since January 2008. Prior to such time and since May 2003, Mr. Foresti served as Vice President and General Manager of Latin America.

Ms. Isbell has been Vice President of Human Resources of the Company since February 2003. From January 2001 to February 2003, Ms. Isbell served as Vice President of Worldwide Compensation and Resource Programs in the Company’s Human Resources department.

Mr. Patton has been Vice President, General Counsel and Secretary of Lexmark International, Inc. since October 2008. From June 2008 to October 2008, Mr. Patton served as Acting General Counsel and Secretary. Prior to such time and since February 2001, Mr. Patton served as Corporate Counsel.

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

Lexmark holds a portfolio of approximately 1,500 U.S. patents and approximately 950 pending U.S. patent applications. The Company also holds approximately 2,120 foreign patents and pending patent applications. The inventions claimed in these patents and patent applications cover aspects of the Company’s current and potential future products, manufacturing processes, business methods and related technologies. The Company is developing a portfolio of patents that protects its product lines and offers the possibility of entering into licensing agreements with others.

Lexmark has a variety of intellectual property licensing and cross-licensing agreements with a number of third parties. Certain of Lexmark’s material license agreements, including those that permit the Company to manufacture some of its current products, terminate as to specific products upon certain “changes of control” of the Company.

The Company has trademark registrations or pending trademark applications for the name LEXMARK in approximately 90 countries for various categories of goods and services. Lexmark also owns a number of trademark applications and registrations for various product names. The Company holds worldwide copyrights in computer code and publications of various types. Other proprietary information is protected through formal procedures, which include confidentiality agreements with employees and other entities.

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

Unprecedented worldwide financial market disruption and deteriorating economic conditions could adversely impact the Company’s revenue, operating income and other financial results.

•	The United States and other countries around the world have been experiencing deteriorating economic conditions, including unprecedented financial market disruption. If this trend in economic conditions continues or deteriorates further, it could adversely affect the Company’s results in future periods. During an economic downturn, demand for the Company’s products may decrease. Restrictions on credit globally and foreign currency exchange rate fluctuations in certain countries may impact economic activity and the Company’s results. Credit risk associated with the Company’s customers, channel partners and the Company’s investment portfolio may also be adversely impacted. Additionally, although the Company does not anticipate needing additional capital in the near term due to the Company’s strong current financial position, financial market disruption may make it difficult for the Company to raise additional capital, when needed, on acceptable terms or at all. The interest rate environment and general economic conditions could also impact the investment income the Company is able to earn on its investment portfolio.

•	Continued softness in certain markets and industries, constrained IT spending, and uncertainty about global economic conditions could result in lower demand for the Company’s products, including supplies. Weakness in demand has resulted in intense price competition and may result in excessive inventory for the Company and/or its reseller channel, which may adversely affect sales, pricing, risk of obsolescence and/or other elements of the Company’s operating results. Ongoing weakness in demand for the Company’s hardware products may also cause erosion of the installed base of products over time, thereby reducing the opportunities for supplies sales in the future.

The competitive pricing pressure in the market may negatively impact the Company’s operating results.

•	The Company and its major competitors, many of which have significantly greater financial, marketing and/or technological resources than the Company, have regularly lowered prices on their products and are expected to continue to do so. In particular, both the inkjet and laser printer markets have experienced and are expected to continue to experience significant price pressure. Price reductions on inkjet or laser products or the inability to reduce costs, including warranty costs, to contain expenses or to increase or maintain sales as currently expected, as well as price protection measures, could result in lower profitability and jeopardize the Company’s ability to grow or maintain its market share. In recent years, the gross margins on the Company’s hardware products have been under pressure as a result of competitive pricing pressures in the market. If the Company is unable to reduce costs to offset this competitive pricing or product mix pressure, and the Company is unable to support declining gross margins through the sale of supplies, the Company’s operating results and future profitability may be negatively impacted. Historically, the Company has not experienced significant supplies pricing pressure, but if supplies pricing was to come under significant pressure, the Company’s financial results could be materially adversely affected.

The Company’s ability to be successful in shifting its strategy and selling its products into the higher-usage segments of the inkjet market could adversely affect future operating results.

•	The Company’s future operating results may be adversely affected if it is unable to successfully develop, manufacture, market and sell products into the geographic and customer and product segments of the inkjet market that support higher usage of supplies.

Conflicts among various sales channels and the loss of retail shelf space may negatively impact the Company’s operating results.

•	The Company markets and sells its products through several sales channels. The Company has also advanced a strategy of forming alliances and OEM arrangements with many companies. The Company’s future operating results may be adversely affected by any conflicts that might arise between or among its various sales channels, the volume reduction in or loss of any alliance or OEM arrangement or the loss of retail shelf space. Aggressive pricing on laser and inkjet products and/or associated supplies from customers and resellers, including, without limitation, OEM customers, could result in a material adverse impact on the Company’s strategy and financial results.

The revenue and profitability of our operations have historically varied, which makes our future financial results less predictable.

•	Our revenue, gross margin and profit vary among our hardware, supplies and services, product groups and geographic markets and therefore will likely be different in future periods than our current results. Overall gross margins and profitability in any given period is dependent upon the hardware/supplies mix, the mix of hardware products sold, and the geographic mix reflected in that period’s revenue. Overall market trends, seasonal market trends, competitive pressures, pricing, commoditization of products, increased component or shipping costs and other factors may result in reductions in revenue or pressure on gross margins in a given period.

The Company may experience difficulties in product transitions negatively impacting the Company’s performance and operating results.

•	The introduction of products by the Company or its competitors, or delays in customer purchases of existing products in anticipation of new product introductions by the Company or its competitors and market acceptance of new products and pricing programs, any disruption in the supply of new or existing products as well as the costs of any product recall or increased warranty, repair or replacement costs due to quality issues, the reaction of competitors to any such new products or programs, the life cycles of the Company’s products, as well as delays in product development and manufacturing, and variations in cost, including but not limited to component parts, raw materials, commodities, energy, products, labor rates, distributors, fuel and variations in supplier terms and conditions, may impact sales, may cause a buildup in the Company’s inventories, make the transition from current products to new products difficult and could adversely affect the Company’s future operating results.

The Company’s failure to manage inventory levels or production capacity may negatively impact the Company’s operating results.

•	The Company’s performance depends in part upon its ability to successfully forecast the timing and extent of customer demand and reseller demand to manage worldwide distribution and inventory levels of the Company. Unexpected fluctuations in reseller inventory levels could disrupt ordering patterns and may adversely affect the Company’s financial results. In addition, the financial failure or loss of a key customer, reseller or supplier could have a material adverse impact on the Company’s financial results. The Company must also be able to address production and supply constraints, including product disruptions caused by quality issues, and delays or disruptions in the supply of key components necessary for production. Such delays, disruptions or shortages may result in lost

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

•	The Company has undertaken cost reduction measures over the last few years in an effort to optimize the Company’s expense structure. Such actions have included workforce reductions, the consolidation of manufacturing capacity, and the centralization of support functions to regional and global shared service centers. In particular, the Company’s manufacturing and support functions are becoming more heavily concentrated in China and the Philippines. The Company expects to realize cost savings in the future through these actions and may announce future actions to further reduce its worldwide workforce and/or centralize its operations. The risks associated with these actions include potential delays in their implementation, particularly workforce reductions; increased costs associated with such actions; decreases in employee morale and the failure to meet operational targets due to unplanned departures of employees, particularly key employees and sales employees.

Decreased consumption of supplies could negatively impact the Company’s operating results.

•	The Company’s future operating results may be adversely affected if the consumption of its supplies by end users of its products is lower than expected or declines, if there are declines in pricing, unfavorable mix and/or increased costs.

Changes in the Company’s tax provisions or tax liabilities could negatively impact the Company’s profitability.

•	The Company’s effective tax rate could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates. In addition, the amount of income tax the Company pays is subject to ongoing audits in various jurisdictions. A material assessment by a taxing authority or a decision to repatriate foreign cash could adversely affect the Company’s profitability.

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

The failure of the Company’s information technology systems, or its failure to successfully implement new information technology systems, may negatively impact the Company’s operating results.

•	The Company depends on its information technology systems for the development, manufacture, distribution, marketing, sales and support of its products and services. Any failure in such systems, or the systems of a partner or supplier, may adversely affect the Company’s operating results. The Company also may not be successful in implementing new systems or transitioning data, including a current project to implement a new enterprise-wide system. Because vast quantities of the Company’s products flow through only a few distribution centers to provide product to various geographic regions, the failure of information technology systems or any other disruption affecting those product distribution centers could have a material adverse impact on the Company’s ability to deliver product and on the Company’s financial results.

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

•	The Company relies in large part on its international production facilities and international manufacturing partners, many of which are located in China and the Philippines, for the manufacture of its products and key components of its products. Future operating results may also be adversely affected by several other factors, including, without limitation, if the Company’s international operations or manufacturing partners are unable to perform or supply products reliably, if there are disruptions in international trade, trade restrictions, import duties, “Buy American” constraints, disruptions at important geographic points of exit and entry, if there are difficulties in transitioning such manufacturing activities among the Company, its international operations and/or its manufacturing partners, or if there arise production and supply constraints which result in additional costs to the Company. The financial failure or loss of a sole supplier or significant supplier of products or key components, or their inability to produce the required quantities, could result in a material adverse impact on the Company’s operating results.

The entrance of additional competitors that are focused on printing solutions could negatively impact the Company’s strategy and operating results.

•	The entrance of additional competitors that are focused on printing solutions could further intensify competition in the inkjet and laser printer markets and could have a material adverse impact on the Company’s strategy and financial results.

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

Increased competition in the Company’s aftermarket supplies business may negatively impact the Company’s revenue and gross margins.

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

Cost reduction efforts associated with the Company’s compensation and benefits programs could adversely affect our ability to attract and retain employees.

•	The Company has historically used stock options and other forms of share-based payment awards as key components of the total rewards program for employee compensation in order to align employees’ interests with the interests of stockholders, motivate employees, encourage employee retention and provide competitive compensation and benefits packages. As a result of Statement of Financial Accounting Standards No. 123R, the Company incurs an increased compensation cost associated with its share-based compensation programs, and as a result has reviewed its compensation strategy and reduced the size of the awards and changed the form of awards in light of the current regulatory and competitive environment. Due to this change in compensation strategy, combined with other retirement and benefit plan changes and reductions undertaken to reduce costs, the Company may find it difficult to attract, retain and motivate employees, and any such difficulty could materially adversely affect its operating results.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

•	Our worldwide operations and those of our manufacturing partners, suppliers, and freight transporters, among others, are subject to natural and manmade disasters and other business interruptions such as earthquakes, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, environmental hazards, power shortages, water shortages and telecommunications failures. The occurrence of any of these business disruptions could seriously harm our revenue and financial condition and increase our costs and expenses. As the Company continues its consolidation of certain functions into shared service centers and movement of certain functions to lower cost countries, the probability and impact of business disruptions may be increased over time.

Terrorist acts, acts of war or other political conflicts may negatively impact the Company’s ability to manufacture and sell its products.

•	Terrorist attacks and the potential for future terrorist attacks have created many political and economic uncertainties, some of which may affect the Company’s future operating results. Future terrorist attacks, the national and international responses to such attacks, and other acts of war or hostility may affect the Company’s facilities, employees, suppliers, customers, transportation networks and supply chains, or may affect the Company in ways that are not capable of being predicted presently.

The outbreak of a communicable disease may negatively impact the health and welfare of the Company’s customers, channel partners, employees and those of its manufacturing partners and negatively impact the Company’s operating results.

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

Lexmark’s corporate headquarters and principal development facilities are located on a 374 acre campus in Lexington, Kentucky. At December 31, 2008, the Company owned or leased 7.5 million square feet of administrative, sales, service, research and development, warehouse and manufacturing facilities worldwide. The Company’s properties are used by both PSSD and ISD. Approximately 3.7 million square feet is located in the U.S. and the remainder is located in various international locations. The Company’s principal international manufacturing facilities are located in Mexico and the Philippines. The principal domestic manufacturing facility is located in Colorado. The Company occupies facilities for development in the U.S., India and the Philippines. The Company owns approximately 66 percent of the worldwide square footage and leases the remaining 34 percent. The leased property has various lease expiration dates. The Company believes that it can readily obtain appropriate additional space as may be required at competitive rates by extending expiring leases or finding alternative space.

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

Market Information

Lexmark’s Class A Common Stock is traded on the New York Stock Exchange under the symbol LXK. As of February 20, 2009, there were 3,035 holders of record of the Class A Common Stock and there were no holders of record of the Class B Common Stock. Information regarding the market prices of the Company’s Class A Common Stock appears in Part II, Item 8, Note 19 of the Notes to Consolidated Financial Statements.

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

Issuer Purchases of Equity Securities

				Approximate Dollar
			Total Number of	Value of Shares That
	Total		Shares Purchased as	May Yet Be
	Number of		Part of Publicly	Purchased Under the
	Shares	Average Price Paid	Announced Plans or	Plans or Programs
Period	Purchased (2)(3)	Per Share (2)(3)	Programs (2)(3)	(In Millions) (1)(2)(3)

October 1-31, 2008	4,551,989	$23.62	4,551,989	$505.9
November 1-30, 2008	—	—	—	505.9
December 1-31, 2008	658,585	22.78	658,585	490.9

Total	5,210,574	$23.51	5,210,574

(1)	In May 2008, the Company received authorization from the Board of Directors to repurchase an additional $750 million of its Class A Common Stock for a total repurchase authority of $4.65 billion. As of December 31, 2008, there was approximately $0.5 billion of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. For the three months ended December 31, 2008, the Company repurchased approximately 5.2 million shares at a cost of $122.5 million through two accelerated share repurchase agreements (“ASR”) described in the notes immediately below. As of December 31, 2008, since the inception of the program in April 1996, the Company had repurchased approximately 91.6 million shares for an aggregate cost of approximately $4.2 billion.

(2)	On August 28, 2008, the Company entered into an accelerated share repurchase agreement with a financial institution counterparty. Under the terms of the ASR, the Company paid $150.0 million targeting 4.1 million shares based on an initial price of $36.90. On September 3, 2008, the Company took delivery of 85% of the shares, or 3.5 million shares at a cost of $127.5 million, and included these shares in the Company’s third quarter 10-Q repurchase table. On October 21, 2008, the counterparty delivered 1.2 million additional shares in final settlement of the agreement, bringing the total shares repurchased under the ASR to 4.7 million shares at an average price per share of $31.91. The delivery of the 1.2 million shares as well as the recognition of the remaining 15% of the initial payment, or $22.5 million, are included in the October activity in the table above.

(3)	On October 21, 2008, the Company entered into an accelerated share repurchase agreement with a financial institution counterparty. Under the terms of the ASR, the Company paid $100.0 million targeting 3.9 million shares based on an initial price of $25.71. On October 24, 2008, the Company took delivery of 85% of the shares, or 3.3 million shares at a cost of $85.0 million, and has included these shares in the October activity in the table above. On December 26, 2008, the counterparty delivered 0.7 million additional shares in final settlement of the agreement, bringing the total shares repurchased under the ASR to 4.0 million shares at an average price per share of $25.22. The delivery of the 0.7 million shares as well as the recognition of the remaining 15% of the initial payment, or $15.0 million, make up the December activity in the table above.

Performance Graph

The following graph compares cumulative total stockholder return on the Company’s Class A Common Stock with a broad performance indicator, the S&P Composite 500 Stock Index, and an industry index, the S&P 500 Information Technology Index, for the period from December 31, 2003, to December 31, 2008. The graph assumes that the value of the investment in the Class A Common Stock and each index were $100 at December 31, 2003, and that all dividends were reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURNS

	12/31/03	12/31/04	12/30/05	12/29/06	12/31/07	12/31/08
Lexmark International, Inc.	$100	$108	$57	$93	$44	$34
S&P 500 Index	100	111	116	135	142	90
S&P 500 Information Technology Index	100	103	104	112	131	74

Source: Standard & Poor’s Compustat

Equity Compensation Plan Information

The following table provides information about the Company’s equity compensation plans as of December 31, 2008:

(Number of Securities in Millions)

	Number of Securities to be	Weighted Average Exercise	Number of Securities
	Issued Upon Exercise of	Price of Outstanding	Remaining Available for Future
	Outstanding Options,	Options, Warrants and	Issuance Under Equity
Plan Category	Warrants and Rights	Rights (1)	Compensation Plans

Equity compensation plans approved by stockholders	11.3 (2)	$67.62	4.7 (3)
Equity compensation plans not approved by stockholders (4)	0.7	45.37	0.3

Total	12.0	$66.16	5.0

(1)	The numbers in this column represent the weighted average exercise price of stock options only.

(2)	As of December 31, 2008, of the approximately 11.3 million awards outstanding under the equity compensation plans approved by stockholders, there were approximately 9.8 million stock options (of which 9,395,000 are employee stock options and 398,000 are nonemployee director stock options), 1.4 million restricted stock units (“RSUs”) and supplemental deferred stock units (“DSUs”) (of which 1,396,000 are employee RSUs and supplemental DSUs and 7,000 are nonemployee director RSUs), and 73,000 elective DSUs (of which 21,000 are employee elective DSUs and 52,000 are nonemployee director elective DSUs) that pertain to voluntary elections by certain members of management to defer all or a portion of their annual incentive compensation and by certain nonemployee directors to defer all or a portion of their annual retainer, chair retainer and/or meeting fees, that would have otherwise been paid in cash.

(3)	Of the 4.7 million shares available, 4.3 million relate to employee plans (of which 1.6 million may be granted as full-value awards) and 0.4 million relate to the nonemployee director plan.

(4)	Lexmark has only one equity compensation plan which has not been approved by its stockholders, the Lexmark International, Inc. Broad-Based Employee Stock Incentive Plan (the “Broad-Based Plan”). The Broad-Based Plan, which was established on December 19, 2000, provides for the issuance of up to 1.6 million shares of the Company’s common stock pursuant to stock incentive awards (including stock options, stock appreciation rights, performance awards, RSUs and DSUs) granted to the Company’s employees, other than its directors and executive officers. The Broad-Based Plan expressly provides that the Company’s directors and executive officers are not eligible to participate in the Plan. The Broad-Based Plan limits the number of shares subject to full-value awards (e.g., restricted stock units and performance awards) to 50,000 shares. The Company’s board of directors may at any time terminate or suspend the Broad-Based Plan, and from time to time, amend or modify the Broad-Based Plan, but any amendment which would lower the minimum exercise price for options and stock appreciation rights or materially modify the requirements for eligibility to participate in the Broad-Based Plan, requires the approval of the Company’s stockholders. In January 2001, all employees other than the Company’s directors, executive officers and senior managers, were awarded stock options under the Broad-Based Plan. All 0.7 million awards outstanding under the equity compensation plan not approved by stockholders are in the form of stock options.

Item 6.	SELECTED FINANCIAL DATA

The table below summarizes recent financial information for the Company. For further information refer to the Company’s Consolidated Financial Statements and Notes thereto presented under Part II, Item 8 of this Form 10-K.

(Dollars in Millions, Except per Share Data)

	2008	2007	2006	2005	2004

Statement of Earnings Data:

Revenue	$4,528.4	$4,973.9	$5,108.1	$5,221.5	$5,313.8
Cost of revenue (1)	2,993.8	3,410.3	3,462.1	3,585.9	3,522.4

Gross profit	1,534.6	1,563.6	1,646.0	1,635.6	1,791.4

Research and development	423.3	403.8	370.5	336.4	312.7
Selling, general and administrative (1)	807.3	812.8	761.8	755.1	746.6
Restructuring and related charges (1)	26.8	25.7	71.2	10.4	—

Operating expense	1,257.4	1,242.3	1,203.5	1,101.9	1,059.3

Operating income(1)(2)	277.2	321.3	442.5	533.7	732.1
Interest (income) expense, net	(6.1)	(21.2)	(22.1)	(26.5)	(14.5)
Other (income) expense, net (3)	7.4	(7.0)	5.3	6.5	0.1

Earnings before income taxes (1)(2)(3)	275.9	349.5	459.3	553.7	746.5
Provision for income taxes (4)	35.7	48.7	120.9	197.4	177.8

Net earnings (1)(2)(3)(4)	$240.2	$300.8	$338.4	$356.3	$568.7

Diluted net earnings per common share (1)(2)(3)(4)	$2.69	$3.14	$3.27	$2.91	$4.28
Shares used in per share calculation	89.2	95.8	103.5	122.3	132.9
Statement of Financial Position Data:

Cash and current marketable securities	$973.3	$796.1	$550.9	$888.8	$1,566.7
Working capital	805.2	569.5	506.0	935.9	1,533.2
Total assets	3,265.4	3,121.1	2,849.0	3,330.1	4,124.3
Total debt	654.2	149.9	149.8	149.6	151.0
Stockholders’ equity	812.1	1,278.3	1,035.2	1,428.7	2,082.9

Other Key Data:
Net cash from operations (5)	$482.1	$564.2	$670.9	$576.4	$775.4
Capital expenditures	$217.7	$182.7	$200.2	$201.3	$198.3
Debt to total capital ratio (6)	45%	10%	13%	9%	7%

(1)	Amounts in 2008 include restructuring-related charges and project costs of $92.7 million. Restructuring-related charges of $27.2 million and $8.1 million related to accelerated depreciation on certain fixed assets are included in Cost of revenue and Selling, general and administrative, respectively. Restructuring-related charges of $26.8 million relating to employee termination benefits and contract termination charges are included in Restructuring and related charges. Project costs of $15.3 million are included in Cost of revenue, and $15.3 million are included in Selling, general and administrative.

Amounts in 2007 include restructuring-related charges and project costs of $52.0 million. Restructuring-related charges of $5.1 million relating to accelerated depreciation on certain fixed assets are included in Cost of revenue. Restructuring-related charges of $25.7 million relating to employee termination benefit charges are included in Restructuring and related charges. Project costs of $11.9 million and $9.3 million are included in Cost of revenue and Selling, general and administrative, respectively.

Amounts in 2006 include the impact of restructuring-related charges and project costs of $125.2 million (net of a $9.9 million pension curtailment gain). Restructuring-related charges of $40.0 million relating to accelerated depreciation on certain fixed assets are included in Cost of revenue. Restructuring-related charges of $81.1 million relating to employee termination benefits and contract termination and lease termination charges and the $9.9 million pension curtailment gain are included in Restructuring and related charges. Project costs of $2.1 million and $11.9 million are included in Cost of revenue and Selling, general and administrative, respectively.

Amounts in 2005 include one-time termination benefit charges of $10.4 million in connection with a workforce reduction.

(2)	Amounts in 2008, 2007 and 2006 include $32.8 million, $41.3 million and $43.2 million, respectively, of pre-tax stock-based compensation expense due to the Company’s adoption of SFAS 123R on January 1, 2006.

(3)	Amounts in 2007 include an $8.1 million pre-tax foreign exchange gain realized upon the substantial liquidation of the Company’s Scotland entity.

(4)	Amounts in 2008 include an $11.6 million benefit from nonrecurring tax items.

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

OVERVIEW

Products and Segments

Lexmark makes it easier for customers to move information between the digital and paper worlds. Since its inception in 1991, Lexmark has become a leading developer, manufacturer and supplier of printing and imaging solutions for the office. Lexmark’s products include laser printers, inkjet printers, multifunction devices, and associated supplies, services and solutions. Lexmark also sells dot matrix printers for printing single and multi-part forms by business users.

The Company is primarily managed along divisional lines: the Printing Solutions and Services Division (formerly known as the Business market) and the Imaging Solutions Division (formerly known as the Consumer market).

•	The Printing Solutions and Services Division primarily sells laser products and serves business customers but also include consumers who choose laser products. Laser products can be divided into two major categories — shared workgroup products and lower-priced desktop products. Lexmark employs large-account sales and marketing teams, closely supported by its development and product marketing teams, to generate demand for its business printing solutions and services. The sales and marketing teams primarily focus on industries such as financial services, retail, manufacturing, education, government and health care. Lexmark also markets its laser and inkjet products increasingly through SMB teams who work closely with channel partners. The Company distributes and fulfills its laser products primarily through its well-established distributor and reseller network. Lexmark’s products are also sold through solution providers, which offer custom solutions to specific markets, and through direct response resellers.

•	The Imaging Solutions Division predominantly sells inkjet products to SOHOs as well as business users who may choose inkjet products as a lower-priced alternative or supplement to laser products for personal desktop use, and to customers that prefer AIOs with productivity-related features. The Imaging Solutions Division also sells laser products to SOHO and business users that purchase products through retail channels. Additionally, over the past couple of years, the number of customers seeking productivity-related features has driven significant growth in AIO products. Key factors promoting this trend are greater affordability of AIOs containing productivity features like wireless connectivity, full fax capabilities, automatic document feeders and duplex capabilities. Lexmark distributes its branded inkjet products and supplies through retail outlets as well as distributors and resellers worldwide. Lexmark’s sales and marketing activities are organized to meet the needs of the various geographies and the size of their markets.

The Company also sells its products through numerous alliances and OEM arrangements.

Refer to Part II, Item 8, Note 18 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s reportable segments, which is incorporated herein by reference.

Operating Results Summary

2008

In 2008, the weakening of the global economy significantly impacted the Company’s revenue. Additionally, Lexmark’s inkjet strategy to transition to higher usage customers and products significantly impacted the Company’s inkjet unit sales and supplies revenue. The Company sees the potential for continued erosion in end-user inkjet supplies demand due to the reduction in inkjet hardware unit sales resulting from the Company’s decision to focus on more profitable printer placements and the weakness the Company is experiencing in its OEM business. The Company continues to invest in its core print technologies and product development that is expected to drive a strong pipeline of future Lexmark products.

2007

Beginning in the second quarter of 2007, ISD experienced on-going declines in inkjet supplies and OEM unit sales, lower average unit revenues (“AURs”) and additional costs in its new products. As the Company analyzed the situation, it saw that some of its unit sales were not generating adequate lifetime profitability, some markets and channels were on the low-end of the supplies generation distribution curve and its sales were too skewed to the low-end versus the market.

As a result, the Company decided to more aggressively shift the Company’s focus to geographic regions, market segments, and customers that generate higher page usage and minimize the unit sales that do not generate an acceptable profit over their life.

Refer to the section entitled “RESULTS OF OPERATIONS” that follows for a further discussion of the Company’s results of operations.

Trends and Opportunities

Lexmark management believes that the total distributed output opportunity was between $90 and $100 billion in 2008, including hardware, supplies and related software and services. This opportunity includes printers and multifunction devices as well as a declining base of copiers and fax machines that are increasingly being integrated into multifunction devices. Based on industry information, Lexmark management estimates that the market may have declined slightly in 2008 and may decline again in 2009 due to the severe global economic slowdown. When global economic growth resumes, perhaps in 2010, the industry could again experience low to mid-single digit annual revenue growth rates with highest growth likely to be in MFPs and related software solutions and services and emerging economies.

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

Industry laser printer unit growth in recent years has generally exceeded the growth rate of laser printer revenue due to unit growth in lower-priced desktop color and monochrome laser printers and unit price reductions. Additionally, color and multifunction laser printer units represent a more significant component of laser unit growth. Management believes these trends will continue. Product pricing pressure is partially offset by the tendency of customers in the shared workgroup laser market to add higher profit margin optional features.

In the inkjet product market, advances in inkjet technology have resulted in products with higher resolution and improved performance while increased competition has led to lower prices. Also, there is an increasing trend in inkjet products being designed for SOHO and small business. Additionally, over the past couple of years, the number of customers seeking productivity-related features has driven significant growth in AIO products. Key factors promoting this trend are greater affordability of AIOs containing productivity features.

The Company’s management believes these trends will continue. Growth in inkjet hardware revenue on an industry basis in recent years has been lower than unit growth due to price reductions.

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

Other challenges and risks faced by Lexmark include:

•	In 2008, the weakening of the global economy significantly impacted the Company’s revenue and any continuation or worsening of the economic downturn could impact the Company’s future operating results.

•	The Company must compete with its larger competitors for retail shelf space allocated to printers and their associated supplies.

•	New product announcements by the Company’s principal competitors can have, and in the past, have had, a material adverse effect on the Company’s financial results.

•	With the convergence of traditional printer and copier markets, major laser competitors now include traditional copier companies.

•	The Company sees other competitors and the potential for new entrants into the market possibly having an impact on the Company’s growth and market share.

•	Historically, the Company has not experienced significant supplies pricing pressure, but if supplies pricing was to come under significant pressure, the Company’s financial results could be materially adversely affected.

•	Refill, remanufactured, clones, counterfeits and other compatible alternatives for some of the Company’s cartridges are available and compete with the Company’s supplies business. As the installed base of laser and inkjet products matures, the Company expects competitive supplies activity to increase.

•	Lexmark expects that as it competes with larger competitors, the Company may attract more frequent challenges, both legal and commercial, including claims of possible intellectual property infringement.

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

•	Lexmark is exclusively focused on distributed output and imaging, and related solutions.

•	Lexmark internally develops three of the key print technologies associated with distributed printing, including inkjet, monochrome laser and color laser.

•	Lexmark has leveraged its technological capabilities and its commitment to flexibility and responsiveness to build strong relationships with large-account customers and channel partners.

Lexmark’s strategy involves the following core strategic initiatives:

•	Leverage the Company’s unique strengths in PSSD to grow workgroup devices; and

•	Shift the ISD strategy to focus on customers, markets and channels that drive higher page generation and supplies.

Over the last several years, the Company increased investments in both the Company’s sales force and product and solution development. The Company increased its research and development spending by 5% in 2008, 9% in 2007 and by 10% in 2006. This investment has led to new products and solutions aimed at targeted growth segments, as well as a pipeline of future products.

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

The Company also records estimated reductions to revenue at the time of sale related to its customers’ right to return product. Estimated reductions in revenue are based upon historical trends of actual product returns as well as the Company’s assessment of its products in the channel. Provisions for specific returns from large customers are also recorded as necessary.

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

Restructuring

Lexmark records a liability for a cost associated with an exit or disposal activity at its fair value in the period in which the liability is incurred, except for liabilities for certain employee termination benefit charges that are accrued over time. Employee termination benefits associated with an exit or disposal activity are accrued when the obligation is probable and estimable as a postemployment benefit obligation when local statutory requirements stipulate minimum involuntary termination benefits or, in the absence of local statutory requirements, termination benefits to be provided are similar to benefits provided in prior restructuring activities. Employee termination benefits accrued as probable and estimable often require judgment by the Company’s management as to the number of employees being separated and the related salary levels, length of employment with the Company and various other factors related to the separated employees that could affect the amount of employee termination benefits being accrued.

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

Plan assets are invested in equity securities, government and agency securities, mortgage-backed securities, commercial mortgage-backed securities, asset-backed securities, corporate debt, annuity contracts and other securities. The U.S. defined benefit plan comprises a significant portion of the assets and liabilities relating to the defined benefit plans. The investment goal of the U.S. defined benefit plan is to achieve an adequate net investment return in order to provide for future benefit payments to its participants. Starting in December 2008, asset allocation percentage is targeted to be 65% equity and 35% fixed income investments. The U.S. defined benefit plan expects to employ professional investment managers during 2009 to invest in new asset classes, including international developed equity, emerging market equity, high yield bonds and emerging market debt. Prior to December 2008, the target asset allocation percentages were 75% U.S. equity investments and 25% U.S. fixed income investments. Each investment manager operates under an investment management contract that includes specific investment guidelines, requiring among other actions, adequate diversification, prudent use of derivatives and standard risk management practices such as portfolio constraints relating to established benchmarks. The plan currently uses, and intends to use during the asset allocation transition in 2009 noted above, a combination of both active management and passive index funds to achieve its investment goals.

Differences between actual and expected asset returns on equity investments are deferred in the year of occurrence and are recognized in the calculation of net periodic benefit cost over the subsequent five years after occurrence. As a result of this deferral process, for the U.S. plan, 2008 pension expense was decreased by $3 million and 2009 pension expense is increased by $5 million. The expected increase in the 2009 pension expense for U.S. plans would have been approximately $23 million had the Company not deferred the differences between actual and expected asset returns on equity investments.

Actual results that differ from assumptions that fall outside the “10% corridor”, as defined by SFAS No. 87, Employers’ Accounting for Pensions, are accumulated and amortized over the estimated future service period of active plan participants. For 2008, a 25 basis point change in the assumptions for asset return and discount rate would not have had a significant impact on the Company’s results of operations.

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

Uncertain tax positions at year-end 2008 were evaluated using the two-step process described in the paragraphs above.

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

The three levels of the fair value hierarchy under FAS 157 are:

•	Level 1 — Quoted prices (unadjusted) in active markets for identical, unrestricted assets or liabilities that the Company has the ability to access at the measurement date;

•	Level 2 — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and

•	Level 3 — Unobservable inputs used in valuations in which there is little market activity for the asset or liability at the measurement date.

Fair value measurements of assets and liabilities are assigned a level within the fair value hierarchy based on the lowest level of any input that is significant to the fair value measurement in its entirety.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP FAS 157-2”) which defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. As permitted by FSP FAS 157-2, the Company has only partially applied the provisions of FAS 157 as of December 31, 2008. The Company is in the process of evaluating the inputs and techniques used in its nonrecurring, nonfinancial fair value measurements.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3 (“FSP FAS 157-3”), Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, in response to the financial community’s concerns about how to conduct fair value accounting in a time of significant market distress. The Company has considered the additional guidance with respect to the valuation of its marketable securities portfolio and the designation of its investments within the fair value hierarchy in the Company’s 2008 financial statements and footnotes.

Refer to Part II, Item 8, Note 3 of the Notes to Consolidated Financial Statements for additional details regarding FAS 157, FSP FAS 157-2 and FSP FAS 157-3.

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

Recent uncertainty in the capital markets has presented additional challenges with respect to valuing marketable securities and pension plan assets in which the Company is invested. Because of the general decline in trading activity for some investments, the Company has undertaken additional steps in its closing process during the third and fourth quarters of 2008 to assess whether or not the pricing information it received was reasonably up to date as well as to understand the nature of quotes used in the valuation of certain securities. In the case of auction rate securities in which auctions were unsuccessful, observable pricing data was not available resulting in the Company performing its own discounted cash flow analysis based on assumptions that it believes market participants would use with regard to such items as expected cash flows and discount rates adjusted for illiquidity premiums. In determining where measurements lie in the fair value hierarchy, the Company uses assumptions regarding the general characteristics of each type of security as the starting point. The Company then downgrades individual securities to a lower level as necessary based on specific facts and circumstances.

Refer to Part II, Item 8, Note 3 of the Notes to Consolidated Financial Statements for the Company’s disclosures regarding fair value. Also, refer to the Liquidity and Capital Resources section of Item 7 for additional information regarding the Company’s significant Level 3 valuations.

RESULTS OF OPERATIONS

Operations Overview

Key Messages

Lexmark is focused on driving long-term performance by strategically investing in technology and demand generation to enable the Company to profitably capture supplies in high page-growth segments of the distributed printing market.

•	The PSSD strategy is focused on growth in high page generating workgroup products, including monochrome lasers, color laser printers and laser MFPs. During 2008, the Company experienced double-digit percentage unit growth in its branded laser MFP units and also had growth in laser supplies.

•	The Company continues to aggressively shift its focus in ISD to geographic regions, product segments, and customers that generate higher page usage. This strategy shift continues to increase the Company’s focus on higher priced, higher usage devices, customers and countries. The Company’s initiative in wireless inkjets is a part of the strategic shift and the Company believes it has captured some significant market share related to these products in its top six countries.

Lexmark continues to take actions to improve its cost and expense structure including continuing to implement restructuring activities of its business to lower its cost and better allow it to fund these strategic initiatives.

Lexmark continues to maintain a strong financial position with good cash generation and a solid balance sheet, which positions it to prudently invest in the future of the business and successfully compete even during challenging times.

2008 Business Factors

PSSD

During 2008, Lexmark continued its investments in PSSD through new products and technology. The Company expects these investments to produce a steady stream of new products. Lexmark continued to strengthen its customer value propositions with the introduction of over 40 new laser products in 2008 that significantly strengthened the Company’s monochrome laser line, color laser line and laser MFPs.

The Company continued its investment in the expansion of managed print services and Lexmark also made investments to improve its coverage and expand the reach of its solutions and services proposition.

The focus of all of these PSSD investments is to drive workgroup laser growth and page generation.

ISD

Lexmark believes it is experiencing shrinkage in its installed base of inkjet products and an associated decline in end-user demand for inkjet supplies. The Company sees the potential for continued erosion in end-user inkjet supplies demand due to the reduction in inkjet hardware unit sales resulting from the Company’s decision to focus on more profitable printer placements and the weakness the Company is experiencing in its OEM business. Additionally, Lexmark expects to see continued declines in OEM unit sales and aggressive pricing and promotion activities in the inkjet market. However, Lexmark did experience a 13% increase in its average unit revenue (“AUR”) for inkjet products in 2008 that reflects the Company’s efforts to move to higher priced, higher usage inkjet devices. Additionally, the Company advanced its inkjet product line in 2008 with the introduction of additional new wireless models and the Company’s Professional Series inkjet models.

Overall in 2008, the weakening of the global economy significantly impacted the Company’s revenue. Additionally, Lexmark’s inkjet strategy transition to higher usage customers and products also significantly impacted the Company’s inkjet unit sales and supplies revenue. However, the Company continues to invest in its core print technologies and product development that is expected to drive a strong pipeline of future Lexmark products.

In response to the global economic weakening and to enhance the efficiency of the Company’s inkjet cartridge manufacturing operations, Lexmark announced restructuring actions in January 2009 and July 2008 that affected the Company’s operating results in 2008. See “Restructuring and Related Charges (Reversals) and Project Costs” that follows for further discussion.

2007 Business Factors

Beginning in the second quarter of 2007, the Company experienced the following issues in ISD:

•	On-going declines in inkjet supplies and OEM unit sales.

•	Lower average unit revenues due to aggressive pricing and promotion.

•	Additional costs in its new products.

As the Company analyzed the situation, it saw the following:

•	Some of its unit sales were not generating adequate lifetime profitability due to lower prices, higher costs and supplies usage below its model.

•	Some markets and channels were on the low-end of the supplies generation distribution curve.

•	Its sales were too skewed to the low-end versus the market, resulting in lower supplies generation per unit.

As a result, Lexmark took the following actions:

•	The Company decided to more aggressively shift its focus to geographic regions, market segments and customers that generate higher page usage.

•	The Company worked to minimize the unit sales that did not generate an acceptable profit over their life.

Additionally, to improve the Company’s cost and expense structure, the Company announced a restructuring plan (“the 2007 Restructuring Plan”) to reduce its cost and infrastructure, including the closure of one of its inkjet supplies manufacturing facilities in Mexico and additional optimization measures at the remaining inkjet facilities in Mexico and the Philippines. See “Restructuring and Related Charges (Reversals) and Project Costs” that follows for further discussion.

Operating Results Summary

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto. The following table summarizes the results of the Company’s operations for the years ended December 31, 2008, 2007 and 2006:

	2008		2007		2006

(Dollars in Millions)	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev
Revenue	$4,528.4	100%	$4,973.9	100%	$5,108.1	100%
Gross profit	1,534.6	34%	1,563.6	31%	1,646.0	32%
Operating expense	1,257.4	28%	1,242.3	25%	1,203.5	24%
Operating income	277.2	6%	321.3	6%	442.5	9%
Net earnings	$240.2	5%	$300.8	6%	$338.4	7%

During 2008, total revenue was $4.5 billion or down 9% from 2007. Laser and inkjet supplies revenue decreased 4% year-to-year (“YTY”) while laser and inkjet hardware revenue decreased 20% YTY. In PSSD, revenue decreased 1% YTY while revenue in ISD decreased 22% YTY.

During 2007, total revenue was $5.0 billion or down 3% from 2006. Laser and inkjet supplies revenue increased 1% YTY while laser and inkjet hardware revenue decreased 10% YTY. In PSSD, revenue increased 5% YTY while revenue in ISD decreased 12% YTY.

Net earnings for the year ended December 31, 2008 decreased 20% from the prior year primarily due to lower operating income and lower interest and other income/expense, net, partially offset by a lower effective tax rate. Net earnings in 2008 included $92.7 million of pre-tax restructuring-related charges and project costs in connection with the execution of the Company’s restructuring plans. The Company uses the term “project costs” for incremental charges related to the execution of its restructuring plans. See “Restructuring and Related Charges (Reversals) and Project Costs” that follows for further discussion. Net earnings in 2008 also included $11.6 million of non-recurring tax benefits.

Net earnings for the year ended December 31, 2007 decreased 11% from the prior year primarily due to lower operating income partially offset by a lower effective tax rate. Net earnings in 2007 included $52.0 million (net of a $3.5 million pre-tax gain on the sale of the Rosyth, Scotland facility) of pre-tax restructuring-related charges and project costs. Net earnings in 2007 also included an $8.1 million pre-tax foreign exchange gain realized upon the substantial liquidation of the Company’s Scotland entity and $29 million of non-recurring tax benefits.

Revenue

The following tables provide a breakdown of the Company’s revenue by product category, hardware unit shipments and market segment:

Revenue by product:

(Dollars in Millions)	2008	2007	% Change	2007	2006	% Change
Laser and inkjet printers	$1,196.8	$1,498.3	(20)%	$1,498.3	$1,663.0	(10)%
Laser and inkjet supplies	3,117.5	3,248.6	(4)%	3,248.6	3,211.6	1%
Other	214.1	227.0	(6)%	227.0	233.5	(3)%

Total revenue	$4,528.4	$4,973.9	(9)%	$4,973.9	$5,108.1	(3)%

Unit shipments:

(Units in Millions)	2008	2007	2006
Laser units	1.9	2.1	2.1
Inkjet units	6.6	12.1	14.7

During 2008, laser and inkjet supplies revenue decreased 4% YTY as growth in laser supplies was more than offset by a decline in inkjet supplies. Laser and inkjet hardware revenue decreased 20% primarily due to declines in laser and inkjet units.

During 2007, laser and inkjet supplies revenue increased 1% YTY as good growth in laser supplies was mostly offset by a decline in inkjet supplies. Laser and inkjet hardware revenue decreased 10% primarily due to a decline in inkjet units.

During 2008, 2007 and 2006, one customer, Dell, accounted for $596 million or approximately 13%, $717 million or approximately 14% and $744 million or approximately 15%, of the Company’s total revenue, respectively. Sales to Dell are included in both PSSD and ISD.

Revenue by division:

(Dollars in Millions)	2008	2007	% Change	2007	2006	% Change
PSSD	$2,981.6	$2,999.2	(1)%	$2,999.2	$2,869.1	5%
ISD	1,546.8	1,974.7	(22)%	1,974.7	2,239.0	(12)%

Total revenue	$4,528.4	$4,973.9	(9)%	$4,973.9	$5,108.1	(3)%

PSSD

During 2008, revenue in PSSD decreased $18 million or 1% compared to 2007 due to a 9% decline in laser hardware revenue, partially offset by growth in laser supplies revenue. The lower laser hardware revenue was due to lower unit volume and aggressive pricing, partially offset by a positive currency impact and positive mix of workgroup and MFP devices. Laser hardware unit shipments decreased approximately 7% YTY primarily due to lower OEM units, partially offset by unit growth in laser MFPs. Laser hardware AUR, which reflects the changes in both pricing and mix, decreased approximately 2% YTY due to aggressive pricing, partially offset by a positive currency impact.

During 2007, revenue in PSSD increased $130 million or 5% compared to 2006 due to growth in laser supplies revenue partially offset by a 2% decline in laser hardware revenue. Laser hardware unit shipments decreased approximately 3% YTY reflecting strong unit growth in laser MFPs and branded workgroup printers which was more than offset by a decline in low-end monochrome lasers. Laser hardware AUR increased approximately 1% YTY due to the positive mix shift.

ISD

During 2008, revenue in ISD decreased $428 million or 22% compared to 2007 due to decreased inkjet hardware and supplies revenue. Hardware revenue declined 38% YTY due to lower unit shipments. Management believes supplies revenue declined YTY due to shrinkage in the installed base of inkjet products and an associated decline in end-user demand for inkjet supplies. Inkjet hardware unit shipments declined 45% YTY principally due to the Company’s decision to prioritize certain markets, segments and customers and to reduce or eliminate others. Units were also impacted by the weakening market and some lost retail shelf space. Inkjet hardware AUR increased 13% YTY due to favorable product mix shift, partially offset by a negative impact of pricing.

During 2007, revenue in ISD decreased $264 million or 12% compared to 2006 due to decreased inkjet hardware and supplies revenue. Hardware revenue declined 20% YTY due to lower unit shipments and lower AURs. Inkjet hardware unit shipments declined 18% YTY principally due to declines in OEM units and the Company’s decision to prioritize certain markets, segments and customers and to reduce or eliminate others. Units were also impacted by the Company’s decision to focus on more profitable printer placements in every geography. Inkjet hardware AUR decreased 3% YTY as price declines were partially offset by a favorable mix shift to AIOs.

Revenue by geography:

The following table provides a breakdown of the Company’s revenue by geography:

(Dollars in Millions)	2008	% of Total	2007	% of Total	% Change	2007	2006	% of Total	% Change

United States	$1,864.8	41%	$2,140.3	43%	−13%	$2,140.3	$2,245.3	44%	−5%

EMEA (Europe, the Middle East & Africa)	1,742.9	39%	1,827.2	37%	–5%	1,827.2	1,843.1	36%	−1%

Other International	920.7	20%	1,006.4	20%	−9%	1,006.4	1,019.7	20%	−1%

Total revenue	$4,528.4	100%	$4,973.9	100%	−9%	$4,973.9	$5,108.1	100%	−3%

During 2008, revenue decreased in all geographies primarily due to lower laser and inkjet hardware revenue as well as lower inkjet supplies revenue. Currency exchange rates had a 2% favorable impact on revenue for the year 2008.

During 2007, revenue decreased in all geographies primarily due to the previously-mentioned decline in ISD revenue. Currency exchange rates had a 4% favorable impact on revenue for the year 2007.

Gross Profit

The following table provides gross profit information:

(Dollars in Millions)	2008	2007	Change	2007	2006	Change
Gross profit dollars	$1,534.6	$1,563.6	(2)%	$1,563.6	$1,646.0	(5)%
% of revenue	33.9%	31.4%	2.5pts	31.4%	32.2%	(0.8)pts

During 2008, consolidated gross profit decreased when compared to the prior year while gross profit as a percentage of revenue increased when compared to the prior year. The change in the gross profit margin over the prior period was primarily due to a 5.3 percentage point increase due to a favorable mix shift among products, primarily less inkjet hardware and more laser supplies, partially offset by a 2.3 percentage point decrease due to product margins and a 0.5 percentage point decrease attributable to restructuring-related actions, primarily from an increase in accelerated depreciation charges YTY. Gross profit in 2008 included $42.5 million of restructuring-related charges and project costs in connection with the Company’s restructuring activities. See “Restructuring and Related Charges (Reversals) and Project Costs” that follows for further discussion.

During 2007, consolidated gross profit and gross profit as a percentage of revenue decreased when compared to the prior year. The change in the gross profit margin over the prior period was primarily due to a 4.2 percentage point decrease in product margins, principally in inkjet hardware, partially offset by a 3.0 percentage point favorable mix shift among products, primarily driven by less inkjet hardware revenue and a 0.4 percentage point improvement attributable to restructuring-related actions primarily from a reduction in accelerated depreciation charges YTY. Gross profit in 2007 included $17.0 million of restructuring-related charges and project costs in connection with the Company’s restructuring activities. Gross profit in 2006 also included $42.1 million of restructuring-related charges, primarily consisting of accelerated depreciation and project costs. See “Restructuring and Related Charges (Reversals) and Project Costs” that follows for further discussion.

Operating Expense

The following table presents information regarding the Company’s operating expenses during the periods indicated:

	2008		2007		2006
(Dollars in Millions)	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev
Research and development	$423.3	9.3%	$403.8	8.1%	$370.5	7.3%
Selling, general & administrative	807.3	17.9%	812.8	16.4%	761.8	14.9%
Restructuring and related charges	26.8	0.6%	25.7	0.5%	71.2	1.4%

Total operating expense	$1,257.4	27.8%	$1,242.3	25.0%	$1,203.5	23.6%

Research and development increased in 2008 and 2007 compared to the prior year primarily due to the Company’s continued investment to support laser product and solution development. These continuing investments have led to new products and solutions aimed at targeted growth segments.

Selling, general and administrative (“SG&A”) expenses in 2008 decreased YTY driven by lower general and administrative expenses. The lower general and administrative expenses were attributable to savings realized from the Company’s restructuring actions, partially offset by the negative impact of currency and the Company’s reinvestment of restructuring savings into the business. For 2007, SG&A expense increased YTY due to demand generation activities, which included the brand development marketing campaign launched in late 2006. The initiative included a television advertising campaign along with radio and print advertising in targeted geographic and market segments. Additionally, SG&A expenses in 2008 and 2007 included project costs related to the Company’s restructuring activities. See discussion below of restructuring and related charges and project costs included in the Company’s operating expenses for the years presented in the table above.

In 2008, the Company incurred $50.2 million of restructuring and related charges and project costs due to the Company’s restructuring plans. Of the $50.2 million of total restructuring and related charges and project costs incurred in 2008, $23.4 million is included in Selling, general and administrative while $26.8 million is included in Restructuring and related charges on the Company’s Consolidated Statements of Earnings.

In 2007, the Company incurred $35.0 million of restructuring and related charges and project costs in connection with the Company’s restructuring plans. Of the $35.0 million of total restructuring and related charges and project costs incurred in 2007, $9.3 million (net of a $3.5 million pre-tax gain on the sale of the Rosyth, Scotland facility) is included in Selling, general and administrative while $25.7 million is included in Restructuring and related charges on the Company’s Consolidated Statements of Earnings.

Restructuring and related charges in 2006 included $81.1 million of charges for the 2006 restructuring plan partially offset by a $9.9 million pension curtailment gain. The $71.2 million of net charges are included in Restructuring and related charges on the Company’s Consolidated Statements of Earnings.

See “Restructuring and Related Charges (Reversals) and Project Costs” that follows for further discussion of the Company’s restructuring plans.

Operating Income (Loss)

The following table provides operating income by market segment:

(Dollars in Millions)	2008	2007	Change		2007	2006	Change

PSSD	$497.1	$612.0	(19)%		$612.0	$600.1	2%
% of revenue	16.7%	20.4%	(3.7	)pts	20.4%	20.9%	(0.5	)pts
ISD	$137.1	93.4	47%		$93.4	246.0	(62)%
% of revenue	8.9%	4.7%	4.2	pts	4.7%	11.0%	(6.3	)pts
All other	$(357.0)	(384.1)	7%		$(384.1)	(403.6)	5%

Total operating income (loss)	$277.2	$321.3	(14)%		$321.3	$442.5	(27)%
% of total revenue	6.1%	6.5%	(0.4	)pts	6.5%	8.7%	(2.2	)pts

For the year ended December 31, 2008, the decrease in consolidated operating income was due to decreased gross profits and higher operating expenses. Operating income for PSSD decreased YTY due to higher operating expenses, reflecting higher product development investments, and lower hardware gross profits, reflecting the impact of aggressive pricing as well as a negative impact due to product mix. Operating income for ISD increased YTY due to increased hardware gross margin, due to lower hardware unit sales, and decreased operating expenses, partially offset by lower supplies revenue.

For the year ended December 31, 2007, the decrease in consolidated operating income was due to decreased gross profits and higher operating expenses partially offset by a reduction in restructuring-related charges and project costs YTY as discussed above. Operating income for PSSD increased YTY as higher gross profits, reflecting increased supplies revenue, were partially offset by higher operating expense, reflecting higher marketing and sales and product development investments. Operating income for ISD decreased YTY due to lower supplies revenue, lower product margins and increased operating expenses.

During 2008, the Company incurred total pre-tax restructuring-related charges and project costs of $24.4 million in PSSD, $27.3 million in ISD and $41.0 million in All other. During 2007, the Company incurred total pre-tax restructuring-related charges and project costs of $12.1 million in PSSD, $12.2 million in ISD and $27.7 million in All other. During 2006, the Company incurred restructuring-related charges and project costs of $35.9 million in PSSD, $57.2 million in ISD and $42.0 million in All other. All other operating income in 2006 also included a $9.9 million pension curtailment gain. See “Restructuring and Related Charges (Reversals) and Project Costs” that follows for further discussion.

Interest and Other

The following table provides interest and other information:

(Dollars in Millions)	2008	2007	2006

Interest (income) expense, net	$(6.1)	$(21.2)	$(22.1)
Other expense (income), net	7.4	(7.0)	5.3

Total interest and other (income) expense, net	$1.3	$(28.2)	$(16.8)

Total interest and other (income) expense, net, was expense of $1 million in 2008 compared to income of $28 million in 2007. The 2008 decrease YTY was primarily due to increased interest expense from the $650 million debt the Company issued in May 2008 as well as the $8 million pre-tax gain the Company recognized in 2007 from the substantial liquidation of the Company’s Scotland entity that did not occur in 2008. Additionally, the Company recognized $8 million in net losses in 2008 related to its marketable securities.

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

Provision for Income Taxes and Related Matters

The Company’s effective income tax rate was approximately 12.9%, 13.9%, and 26.3% in 2008, 2007, and 2006, respectively.

The 1.0 percentage point reduction of the effective tax rate from 2007 to 2008 was due to a reduction of 5.3 percentage points, primarily related to the geographic shift in earnings along with a variety of other factors, partially offset by a smaller amount of reversals and adjustments to previously accrued taxes in 2008 (increase of 4.3 percentage points). During 2008, the Company reversed $11.6 million of previously accrued taxes principally due to the settlement of the U.S. tax audit for years 2004 and 2005.

The 12.4 percentage point reduction of the effective tax rate from 2006 to 2007 was primarily due to a geographic shift of earnings (6.9 percentage points) as well as reversals and adjustments of previously accrued taxes (5.4 percentage points). During 2007, the Company reversed $18.4 million of previously accrued taxes mostly due to the settlement of a tax audit outside the U.S. and recorded $11.2 million of adjustments to previously recorded tax amounts. Specific to the fourth quarter of 2007, the Company recorded adjustments of $6.4 million to previously recorded tax amounts. The impact of these adjustments was insignificant to prior periods.

The 2006 effective income tax rate included a $14.3 million benefit from the reversal of previously accrued taxes related to the finalization of certain tax audits and the expiration of various domestic and foreign statutes of limitation. During 2006, the Company was subject to a tax holiday in Switzerland with respect to the earnings of one of the Company’s wholly-owned Swiss subsidiaries. The holiday expired at the end of 2006. The benefit derived from the tax holiday was $1.6 million in 2006.

Net Earnings

Net earnings for the year ended December 31, 2008 decreased 20% from the prior year primarily due to lower operating income partially offset by a lower effective tax rate. Net earnings in 2008 included $92.7 million of pre-tax restructuring-related charges and project costs in connection with the Company’s restructuring activities. See “Restructuring and Related Charges (Reversals) and Project Costs” that follows for further discussion. Net earnings in 2008 also included $12 million of non-recurring tax benefits.

Net earnings for the year ended December 31, 2007 decreased 11% from the prior year primarily due to lower operating income partially offset by a lower effective tax rate. Net earnings in 2007 included $52.0 million (net of a $3.5 million pre-tax gain on the sale of the Rosyth, Scotland facility) of pre-tax restructuring-related charges and project costs in connection with the Company’s restructuring activities. See “Restructuring and Related Charges (Reversals) and Project Costs” that follows for further discussion. Net earnings in 2007 also included an $8.1 million pre-tax foreign exchange gain realized upon the substantial liquidation of the Company’s Scotland entity and $29 million of non-recurring tax benefits.

Net earnings in 2006 included $135.1 million of pre-tax restructuring-related charges and project costs, a $9.9 million pre-tax pension curtailment gain and a $14.3 million income tax benefit from the reversal of previously accrued taxes related to the finalization of certain tax matters.

Earnings per Share

The following table summarizes basic and diluted net earnings per share:

	2008	2007	2006

Net earnings per share:
Basic	$2.70	$3.16	$3.29
Diluted	2.69	3.14	3.27

For the year ended December 31, 2008, the decreases in basic and diluted net earnings per share YTY were attributable to decreased earnings partially offset by the decreases in the average number of shares outstanding, primarily due to the Company’s stock repurchases.

For the year ended December 31, 2007, the decreases in basic and diluted net earnings per share YTY were attributable to decreased earnings partially offset by the decreases in the average number of shares outstanding, primarily due to the Company’s stock repurchases.

RESTRUCTURING AND RELATED CHARGES (REVERSALS) AND PROJECT COSTS

Summary of Restructuring Impacts

The Company’s 2008 financial results are impacted by its ongoing restructuring plans and related projects and are discussed in further detail below. Project costs consist of additional charges related to the execution of the restructuring plans. These project costs are incremental to the Company’s normal operating charges and are expensed as incurred, and include such items as compensation costs for overlap staffing, travel expenses, consulting costs and training costs. The tables below summarize the 2008 financial impacts of the Company’s restructuring plans and related projects.

For the year ended December 31, 2008, the Company incurred charges, including project costs, of $92.7 million for the Company’s restructuring plans as follows:

	2009 Action	2008 Action	2007 Action	2006 Action
	Restructuring-	Restructuring-	Restructuring-	Restructuring-
	related	related	related	related
	Charges	Charges	Charges	Charges	Project
(In Millions)	(Note 4)	(Note 4)	(Note 4)	(Note 4)	Costs	Total

Accelerated depreciation charges/project costs	$—	$18.0	$17.3	$—	$15.3	$50.6
Employee termination benefit charges/project costs	20.2	3.0	(0.7)	(1.5)	15.3	36.3
Contract termination and lease charges	—	—	4.9	0.9	—	5.8

Total restructuring-related charges/project costs	$20.2	$21.0	$21.5	$(0.6)	$30.6	$92.7

The Company incurred $42.5 million of accelerated depreciation charges and project costs in Cost of revenue and $8.1 million in Selling, general and administrative on the Consolidated Statements of Earnings. $26.8 million of total employee termination benefits and contract termination and lease charges are included in Restructuring and related charges while $15.3 million of related project costs are included in Selling, general and administrative on the Consolidated Statements of Earnings.

For the year ended December 31, 2008, the Company incurred restructuring and related charges and project costs related to its restructuring plans of $24.4 million in PSSD, $27.3 million in ISD and $41.0 million in All other.

In the first quarter of 2009, restructuring and related costs and expenses due to the restructuring actions are expected to be approximately $13 million, with expected savings of about $23 million.

2009 Restructuring Plan

General

In response to the global economic weakening, on January 13, 2009, the Company announced a restructuring plan (the “2009 Restructuring Plan”). The 2009 Restructuring Plan is expected to impact about 375 positions through the end of 2009. The areas impacted include general and administrative functions, supply chain and sales support, research and development program consolidation, as well as marketing and sales management. The Company estimates the 2009 Restructuring Plan will result in total pre-tax charges of approximately $45 million, all of which will require cash. Expected savings are $40 million in 2009 and $50 million per year thereafter. Approximately 95% of the savings are expected to benefit operating expense, and the remaining 5% will impact cost of sales. The Company expects the 2009 Restructuring Plan to be substantially completed by the end of 2009.

Impact to 2008 Financial Results

For the year ended December 31, 2008, the Company incurred $20.2 million for the 2009 Restructuring Plan as follows:

	2009 Action
	Restructuring-
	related	Project
(In Millions)	Charges(Note 4)	Costs	Total

Employee termination benefit charges/project costs	$20.2	$—	$20.2

The Company incurred $15.5 million in PSSD, $1.7 million in ISD and $3.0 million in All other. The $20.2 million of total employee termination benefit charges are included in Restructuring and related charges on the Consolidated Statements of Earnings.

Liability Rollforward

The following table presents a rollforward of the liability incurred for employee termination benefits in connection with the 2009 Restructuring Plan. The liability is included in Accrued liabilities on the Company’s Consolidated Statements of Financial Position.

Employee
Termination
Benefits

Balance at January 1, 2008	$—
Costs incurred	20.7
Payments & other (1)	(0.5)

Balance at December 31, 2008	$20.2

(1)	Other consists of changes in the liability balance due to foreign currency translations.

2008 Restructuring Plan

General

To enhance the efficiency of the Company’s inkjet cartridge manufacturing operations, the Company announced a plan (the “2008 Restructuring Plan”) on July 22, 2008, that resulted in the closure of one of the Company’s inkjet supplies manufacturing facilities in Mexico. The 2008 Restructuring Plan is expected to be substantially completed by the end of the first quarter of 2009, and any remaining charges to be incurred will be immaterial.

Impact to 2008 Financial Results

For the year ended December 31, 2008, the Company incurred charges of $22.8 million for the 2008 Restructuring Plan as follows:

	2008 Action
	Restructuring-
	related
(In Millions)	Charges (Note 4)	Project Costs	Total

Accelerated depreciation charges/project costs	$18.0	$1.8	$19.8
Employee termination benefit charges/project costs	3.0	—	3.0

Total restructuring-related charges/project costs	$21.0	$1.8	$22.8

The $19.8 million of accelerated depreciation charges and project costs are included in Cost of revenue, and the $3.0 million of total employee termination benefit charges are included in Restructuring and related charges on the Consolidated Statements of Earnings. The Company incurred $22.7 million in ISD and $0.1 million in All other.

Liability Rollforward

The following table presents a rollforward of the liability incurred for employee termination benefits in connection with the 2008 Restructuring Plan. The liability is included in Accrued liabilities on the Company’s Consolidated Statements of Financial Position.

Employee
Termination
Benefits

Balance at January 1, 2008	$—
Costs incurred	3.4
Payments & other(1)	(2.2)
Reversals(2)	(0.4)

Balance at December 31, 2008	$0.8

1)	Other consists of changes in the liability balance due to foreign currency translations.

2)	Reversals due to changes in estimates for employee termination benefits.

2007 Restructuring Plan

General

On October 23, 2007, the Company announced the “2007 Restructuring Plan”, which included:

•	Closing one of the Company’s inkjet supplies manufacturing facilities in Mexico and additional optimization measures at the remaining inkjet facilities in Mexico and the Philippines;

•	Reducing the Company’s business support cost and expense structure by further consolidating activity globally and expanding the use of shared service centers in lower-cost regions — the areas impacted are supply chain, service delivery, general and administrative expense, as well as marketing and sales support functions; and

•	Focusing consumer segment marketing and sales efforts into countries or geographic regions that have the highest supplies usage.

The 2007 Restructuring Plan is expected to be substantially completed by the end of the first quarter of 2009, and any remaining charges to be incurred will be immaterial.

Impact to 2008 Financial Results

For the year ended December 31, 2008, the Company incurred $50.3 million for the 2007 Restructuring Plan as presented below:

	2007 Action
	Restructuring-
	related Charges
(In Millions)	(Note 4)	Project Costs	Total

Accelerated depreciation charges/project costs	$17.3	$13.5	$30.8
Employee termination benefit charges/project costs	(0.7)	15.3	14.6
Contract termination and lease charges	4.9	—	4.9

Total restructuring-related charges/project costs	$21.5	$28.8	$50.3

$22.7 million and $8.1 million of accelerated depreciation charges and project costs are included in Cost of revenue and Selling, general and administrative, respectively, on the Consolidated Statements of Earnings. The $4.2 million of total employee termination benefits and contract termination and lease charges are included in Restructuring and related charges while the $15.3 million of related project costs are included in Selling, general and administrative on the Consolidated Statements of Earnings.

For the year ended December 31, 2008, the Company incurred restructuring and related charges and project costs related to its 2007 Restructuring Plan of $9.2 million in PSSD, $2.9 million in ISD, and $38.2 million in All other.

During the third quarter of 2008, the Company sold one of its inkjet supplies manufacturing facilities in Juarez, Mexico for $4.6 million and recognized a $1.1 million pre-tax gain on the sale that is included in Selling, general and administrative on the Consolidated Statements of Earnings. The $15.3 million of project costs is the net amount incurred after including the gain recognized on the sale.

Liability Rollforward

The following table presents a rollforward of the liability incurred for employee termination benefits and contract termination and lease charges in connection with the 2007 Restructuring Plan. Of the total $16.2 million restructuring liability, $14.9 million is included in Accrued liabilities and $1.3 million is included in Other liabilities on the Company’s Consolidated Statements of Financial Position.

	Employee
	Termination	Contract
	Benefit	Termination &
	Charges	Lease Charges	Total

Balance at January 1, 2007	$—	$—	$—
Costs incurred	25.7	—	25.7
Payments & other(1)	(4.6)	—	(4.6)

Balance at December 31, 2007	21.1	—	21.1
Costs incurred	7.1	4.9	12.0
Payments & other(2)	(8.3)	(0.7)	(9.0)
Reversals(3)	(7.9)	—	(7.9)

Balance at December 31, 2008	$12.0	$4.2	$16.2

1)	Other consists of pension related items that were settled through the Company’s pension plans.

2)	Other consists of changes in the liability balance due to foreign currency translations.

3)	Reversals due to changes in estimates for employee termination benefits.

Impacts to 2007 Financial Results

For the year ended December 31, 2007, the Company incurred charges of $34.2 million for the 2007 Restructuring Plan as follows:

	2007 Action
	Restructuring-
	related
(In Millions)	Charges (Note 4)	Project Costs	Total

Accelerated depreciation charges/project costs	$5.1	$0.8	$5.9
Employee termination benefit charges/project costs	25.7	2.6	28.3

Total restructuring-related charges/project costs	$30.8	$3.4	$34.2

The Company incurred $5.9 million of accelerated depreciation charges and project costs in Cost of revenue on the Consolidated Statements of Earnings. $25.7 million of total employee termination benefit charges are included in Restructuring and related charges while $2.6 million of related project costs are included in Selling, general and administrative on the Consolidated Statements of Earnings.

For the year ended December 31, 2007, the Company incurred restructuring and related charges and project costs of $6.4 million in PSSD, $14.9 million in ISD and $12.9 million in All other.

2006 Restructuring Plan

During the first quarter of 2006, the Company approved a plan to restructure its workforce, consolidate manufacturing capacity and make certain changes to its U.S. retirement plans (collectively referred to as the “2006 actions”). Except for approximately 100 positions that were eliminated in 2007, activities related to the 2006 actions were substantially completed at the end of 2006.

Impact to 2008 Financial Results

For the year ended December 31, 2008, the Company reversed $1.5 million of previously accrued employee termination benefits and accrued an additional $0.9 million of contract termination and lease charges due to a revision in assumptions based on current economic conditions. The net reversal is included in Restructuring and related charges on the Company’s Consolidated Statements of Earnings. Of the net $0.6 million reversed in 2008, the Company recognized $(0.3) million in PSSD and $(0.3) million in All other.

Impact to 2007 Financial Results

During the first quarter of 2007, the Company sold its Rosyth, Scotland facility for $8.1 million and recognized a $3.5 million pre-tax gain on the sale that is included in Selling, general and administrative on the Consolidated Statements of Earnings.

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

For the year ended December 31, 2007, the Company incurred approximately $17.8 million of project costs related to the Company’s 2006 actions. The $17.8 million of project costs is the net amount incurred after including the gain recognized on the sale of the Rosyth, Scotland facility during the first quarter of 2007. Of the $17.8 million of 2006 project costs incurred, $11.1 million is included in Cost of revenue and $6.7 million in Selling, general and administrative on the Company’s Consolidated Statements of Earnings. For the year ended December 31, 2007, the Company incurred total pre-tax 2006 project costs of $5.7 million in PSSD and $14.8 million in All other, while ISD realized a $2.7 million net benefit after the sale of the Rosyth, Scotland facility.

Impact to 2006 Financial Results

For the year ended December 31, 2006, the Company incurred net pre-tax charges and project costs of $125.2 million related to the 2006 actions. Of the $125.2 million, $42.1 million is included in Cost of revenue, $11.9 million in Selling, general and administrative and $71.2 million in Restructuring and related charges on the Company’s Consolidated Statements of Earnings. For the year ended December 31, 2006, the Company incurred total pre-tax restructuring-related charges and project costs of $35.9 million in PSSD, $57.2 million in ISD and $42 million in All other. All other operating income also included a $9.9 million pension curtailment gain.

Liability Rollforward

The following table presents a rollforward of the liability incurred for employee termination benefits and contract termination and lease charges in connection with the 2006 actions. Of the total $2.1 million restructuring liability, $1.0 million is included in Accrued liabilities and $1.1 million is included in Other liabilities on the Company’s Consolidated Statements of Financial Position.

	Employee
	Termination	Contract
	Benefit	Termination &
	Charges	Lease Charges	Total

Balance at January 1, 2007	$25.3	$4.8	$30.1
Payments & other (1)	(14.0)	(1.7)	(15.7)
Reversals (3)	(0.9)	(1.7)	(2.6)

Balance at December 31, 2007	10.4	1.4	11.8
Costs incurred	—	1.0	1.0
Payments & other (2)	(7.8)	(0.7)	(8.5)
Reversals (3)	(2.2)	—	(2.2)

Balance at December 31, 2008	$0.4	$1.7	$2.1

(1)	Other consists of additions due to positions being eliminated in 2007 and changes in the liability balance due to foreign currency translations.

(2)	Other consists of changes in the liability balance due to foreign currency translations.

(3)	Reversals due to changes in estimates for employee termination benefits and contract termination and lease charges.

PENSION AND OTHER POSTRETIREMENT PLANS

The following table provides the total pre-tax cost related to Lexmark’s retirement plans for the years 2008, 2007 and 2006. Cost amounts are included as an addition to the Company’s cost and expense amounts in the Consolidated Statements of Earnings.

(Dollars in Millions)	2008	2007	2006

Total cost of pension and other postretirement plans	$37.0	$40.2	$34.4

Comprised of:
Defined benefit pension plans	$11.4	$13.2	$12.5
Defined contribution plans	25.1	25.8	20.5
Other postretirement plans	0.5	1.2	1.4

The increase in the cost of defined contribution plans in 2007 and 2008 compared to 2006 was primarily due to the enhancement of benefits in the U.S. plan that were enacted in April 2006. Changes in actuarial assumptions did not have a significant impact on the Company’s results of operations in 2007 and 2008, nor are they expected to have a material effect in 2009. Future effects of retirement-related benefits on the operating results of the Company depend on economic conditions, employee demographics, mortality rates and investment performance. Refer to Part II, Item 8, Note 15 of the Notes to Consolidated Financial Statements for additional information relating to the Company’s pension and other postretirement plans.

In 2008, there was a significant decline in the value of pension plan assets primarily resulting from a large decline in equity markets. Because the Company defers current year differences between actual and expected asset returns on equity investments over the subsequent five years in accordance with prescribed accounting guidelines, this is only expected to increase the 2009 pension expense for US plans by approximately $5 million.

The Pension Protection Act of 2006 (“the Act”) was enacted on August 17, 2006. Most of its provisions have become effective in 2008. The Act significantly changes the funding requirements for single-employer defined benefit pension plans. The funding requirements are now largely based on a plan’s calculated funded status, with faster amortization of any shortfalls. The Act directs the U.S. Treasury Department to develop a new yield curve to discount pension obligations for determining the funded status of a plan when calculating the funding requirements. The provisions of the Act have resulted in the need for additional funding in 2009 of approximately $76 million in the first quarter.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position

Lexmark’s financial position remains strong at December 31, 2008, with working capital of $805 million compared to $570 million at December 31, 2007. The increase in working capital accounts was primarily due to the $239.8 million decrease in current liabilities driven by the Company’s repayment of $150.0 million senior note debt that matured in the second quarter of 2008 as well as the $79.8 million decrease in accounts payable discussed below. Current assets decreased slightly, driven by declines in trade receivables and inventories offset by the increase in the Company’s marketable securities investments. Although declining from 2006 to 2008, the Company continues to generate solid cash flows from operating activities as discussed below.

The Company issued $650 million of new long-term debt in 2008, but used a large portion of the proceeds to repurchase shares during the second half of 2008. Lexmark also had $5.5 million of other short-term borrowings outstanding at December 31, 2008. The Company had no amounts outstanding under its U.S. trade receivables financing program or its revolving credit facility at December 31, 2008, or December 31, 2007. The debt to total capital ratio was 45% at December 31, 2008, compared to 10% at December 31, 2007.

Liquidity

The following table summarizes the results of the Company’s Consolidated Statements of Cash Flows for the years indicated:

(Dollars in Millions)	2008	2007	2006

Net cash flows provided by (used for):
Operating activities	$482.1	$564.2	$670.9
Investing activities	(427.6)	(287.4)	112.7
Financing activities	(48.1)	(147.0)	(808.7)
Effect of exchange rate changes on cash	(4.2)	2.6	1.4

Net increase (decrease) in cash and cash equivalents	$2.2	$132.4	$(23.7)

The Company’s primary source of liquidity has been cash generated by operations, which totaled $482 million, $564 million and $671 million in 2008, 2007 and 2006, respectively. Cash from operations generally has been sufficient to allow the Company to fund its working capital needs and finance its capital expenditures during these periods along with the repurchase of approximately $0.6 billion, $0.2 billion and $0.9 billion of its Class A Common Stock during 2008, 2007 and 2006, respectively. Management believes that cash provided by operations will continue to be sufficient to meet operating and capital needs in the foreseeable future. However, in the event that cash from operations is not sufficient, the Company has other potential sources of cash through utilization of its accounts receivable financing program, revolving credit facility or other financing sources.

Operating activities

The decrease in cash flows from operating activities from 2007 to 2008 was driven by the $116.7 million unfavorable YTY change in Accounts Payable, the $110.2 million combined unfavorable changes in Accrued liabilities and Other assets and liabilities, as well as various other lines impacted by the general decline in profitability in the third and fourth quarter of 2008. These movements were offset partially by the $145.0 million favorable YTY impact of Trade receivables.

The unfavorable impact of Accounts Payable was largely due to the timing of vendor payments. In 2007, the Company was able to lengthen the cycle in which it pays its vendors, as indicated by the cash conversion days chart in the following section. In addition, a cash flow timing benefit was realized at year-end 2007 related to vendors with end of month payment terms who were paid the first week of 2008. These two conditions resulted in a larger year-end 2007 Accounts Payable balance, which was then paid in 2008 resulting in unfavorable YTY movement.

The unfavorable impacts of Accrued liabilities and Other assets and liabilities were due to many factors. Notable YTY fluctuations in cash outflows included $21.7 million of additional cash paid for income taxes, $97.8 million paid in 2008 compared to $76.1 million in 2007, as well as $14.3 million of additional cash paid for interest, $26.9 million paid in 2008 compared to $12.6 million paid in 2007. Due to the current level of senior note debt outstanding, interest payments should be roughly $30 million higher per year than payments made in recent years, though a small portion of this increase may be capitalizable for certain long lived assets under construction.

The favorable impact of Accounts Receivable was driven by collections, as indicated in the cash conversion days table in the section below. Days of sales outstanding decreased 4 days from year-end 2007 to year-end 2008 due to improvements in delinquency, geographic shift in sales to faster collecting countries, and the timing within the quarter in which the sales occurred. In regard to the weakening economy, the Company has not experienced any notable customer liquidity issues impacting the collectibility of its receivables, with the exception of the Circuit City bankruptcy which did not have a material impact on the Company’s current year cash flows or results of operations.

The decrease in cash flows from operating activities from 2006 to 2007 primarily resulted from lower net earnings as well as unfavorable changes of $69 million in Accrued liabilities and $61 million in Trade Receivables.

The change in Accrued liabilities was primarily due to unfavorable changes in accrued salaries and incentive compensation of $49 million and restructuring-related accruals of $27 million compared to the prior year. The impact of accrued salaries and incentive compensation was driven by the payment of 2006 bonuses in the first quarter of 2007. Bonuses earned in 2006 were considerably higher than those earned in 2005. Payments for such programs generally occur in the first quarter of the subsequent year. The impact of restructuring-related accruals was driven by the relatively small movement in the liability in 2007 compared to that of 2006, resulting in a lower non-cash addition to net earnings when deriving cash flows from operations. In 2007, there were approximately $26 million of accruals offset by $23 million of payments and other adjustments, resulting in a non-cash addition to net earnings of only $3 million related to the Company’s restructuring actions. In 2006, there were approximately $81 million of accruals offset partially by $51 million of payments and other adjustments, resulting in a non-cash addition to net earnings of $30 million related to the Company’s restructuring actions.

The $61 million change noted in Trade Receivables was primarily the result of greater collections in the year 2006 versus 2007, the majority of which occurred in the first quarter. A significantly higher trade receivables balance existed at December 31, 2005 versus December 31, 2006 due to a larger portion of the fourth quarter sales for 2005 occurring in the later part of the quarter.

Cash Conversion Days

	2008	2007	2006

Days of sales outstanding	36	40	38
Days of inventory	51	48	44
Days of payables	65	66	57

Cash conversion days	22	22	25

Cash conversion days represent the number of days that elapse between the moment the Company pays for materials and the day it collects cash from its customers. Cash conversion days are equal to days of sales outstanding plus days of inventory less days of payables.

The days of sales outstanding are calculated using the year-end trade receivables, net of allowances, and the average daily revenue for the quarter.

The days of inventory are calculated using the year-end net inventories balance and the average daily cost of revenue for the quarter.

The days of payables are calculated using the year-end accounts payable balance and the average daily cost of revenue for the quarter.

Cash Generation Trends

Cash flow from operations has trended downward since 2006 and the Company’s cash flow from operations was lower in the fourth quarter of 2008 compared to prior periods. Recent economic conditions have impacted the Company’s profitability as well as contracted its receivables, inventories and accounts payable. Based on these facts, it is possible that the Company’s 2009 cash flow from operations may be less than cash flow from operations generated in 2008. In addition to cash flow from operations, the Company has additional sources of liquidity that are discussed further in the “Additional Sources of Liquidity” section that follows.

Refer to the contractual cash obligations in the pages that follow for additional information regarding items that will likely impact the Company’s future cash flows.

Investing activities

The Company increased its marketable securities investments by $210.6 million and $112.9 million in 2008 and 2007, respectively. The Company decreased its marketable securities investments in 2006 by $314.8 million, electing to spend more money on share repurchases in that year. The YTY variations in cash flows (used for) provided by investing activities were driven by the Company’s marketable securities investment activities.

The Company’s investments in marketable securities are classified and accounted for as available-for-sale. At December 31, 2008 and December 31, 2007, the Company’s marketable securities portfolio consisted of asset-backed and mortgage-backed securities, corporate debt securities, municipal debt securities, U.S. government and agency debt securities, commercial paper, certificates of deposit and preferred securities, including approximately $25 million and $79 million, respectively, of auction rate securities.

Market conditions continue to indicate significant uncertainty on the part of investors on the economic outlook for the U.S. and for financial institutions. This uncertainty has created reduced liquidity across the fixed income investment market, including the securities in which Lexmark is invested. As a result, some of the Company’s investments have experienced reduced liquidity including unsuccessful auctions for its auction rate security holdings as well as temporary and other than temporary impairment of other marketable securities. For the year ended December 31, 2008, the Company recognized $7.9 million in net losses on its marketable securities, including $7.3 million for other-than-temporary impairment of securities held by the Company on December 31, 2008 described in following paragraph.

In 2008 there were several significant market events, including the bankruptcy of Lehman Brothers Holdings and the failure of many auction rate securities. In 2008, Lexmark transferred its Lehman Brothers corporate debt securities into the Level 3 category of the fair value hierarchy, and subsequently took a charge of $4.4 million based on the estimated fair value of the investments determined from indicative pricing sources. Additionally in 2008, the Company recognized a $1.9 million charge for other-than-temporary impairment in connection with its auction rate fixed income securities; the fair value of which was determined using an internal discount cash flow valuation model discussed later in this section. The Company also incurred another $1.0 million of charges related to other-than-temporary impairments of certain distressed corporate debt, mortgage-backed and asset-backed securities. The $7.3 million in total losses were recognized in Other (income) expense, net on the Consolidated Statements of Earnings and included in the Company’s Level 3 rollforward table in Part II, Item 8, Note 3 of the Notes to Consolidated Financial Statements. In addition, the Company has recognized a cumulative, pre-tax valuation allowance of $1.7 million included in Accumulated other comprehensive loss on the Consolidated Statements of Financial Position, representing a temporary impairment of the overall portfolio. The pre-tax valuation allowance consists of gross unrealized losses of $8.2 million, primarily related to asset-backed and mortgage-backed securities and corporate debt securities, offset partially by $6.5 million of gross unrealized holding gains related mostly to US government and agency securities.

The Company assesses its marketable securities for other-than-temporary declines in value by considering several factors that include, among other things, any events that may affect the creditworthiness of a security’s issuer, current and expected market conditions, the length of time and extent to which fair value is less than cost, and the Company’s ability and intent to hold the security until a forecasted recovery of fair value that may include holding the security to maturity. As of February 27, 2009, the Company does not believe that it has a material risk in its current portfolio of investments that would impact its financial condition or liquidity.

Auction rate securities that do not successfully auction reset to the maximum rate as prescribed in the underlying offering statement. During the first quarter of 2008, the Company reclassified $59.4 million in auction rate fixed income securities from Current assets to Noncurrent assets on its Consolidated Condensed Statement of Financial Position due to the fact that the securities had experienced unsuccessful auctions and poor debt market conditions had reduced the likelihood that the securities would successfully auction within the next 12 months. During the next three quarters, $40.5 million of the Company’s auction rate securities were either sold or redeemed at par, resulting in no realized losses in 2008. At year-end 2008, the Company performed a discounted cash flow analysis on its remaining auction rate securities that resulted in a mark to market loss adjustment of $2.5 million. Of this $2.5 million loss adjustment, $1.9 million (mentioned previously) was recognized in the Consolidated Statements of Earnings as an other than temporary impairment due to credit events involving the issuer and insurer of one security. The remaining $0.6 million was recognized in Accumulated other comprehensive loss on the Consolidated Statements of Financial Position. Based on Lexmark’s assessment of the credit quality of the underlying collateral and credit support available to each of the auction rate securities in which the Company is invested, it believes no additional other than temporary impairment has occurred. The Company has the ability and intent to hold these securities until liquidity in the market or optional issuer redemption occurs and could also hold the securities to maturity. Additionally, if Lexmark required capital, the Company has available liquidity through its accounts receivable program and revolving credit facility.

Recent events have led to an increased focus on fair value accounting, including the practices companies utilize to value financial instruments. The Company uses a third party to provide the fair values of the marketable securities in which Lexmark is invested, though the valuation of its investments is the responsibility of the Company. The Company has performed a reasonable level of due diligence in the way of documenting the pricing methodologies used by the third party as well as a limited amount of sampling of the valuations. Most of the Company’s securities are valued using a consensus price method, whereby prices from a variety of industry data providers (multiple quotes) are input into a distribution-curve based algorithm to determine daily market values. Pricing inputs for a select number of securities were provided and compared to the overall valuation for reasonableness. In limited instances, the Company has adjusted the fair values provided by the third party in order to better reflect the risk adjustments that market participants would make for nonperformance and liquidity risks. Level 3 fair value measurements are based on inputs that are unobservable and significant to the overall valuation. The Company’s Level 3 recurring fair value measurements include security types that do not have readily determinable market values and/or are not priced by independent data sources, including failed auction rate securities valued at $24.7 million (discussed previously), certain distressed debt instruments valued at $0.8 million (including Lehman corporate debt valued at $0.5 million) and other thinly traded corporate debt securities and mortgage-backed securities valued at $0.6 million. These measurements were roughly 3.6% of the Company’s total available-for-sale marketable securities portfolio.

The discounted cash flow analysis performed by the Company on its auction rate securities at year-end 2008 used current coupon rates, a first quarter 2010 redemption date and a 50 basis point liquidity premium factored into the discount rate. The result was the Company’s best estimate of fair value using assumptions that the Company believes market participants would make for nonperformance and liquidity risk at the measurement date. For certain debt instruments that the Company considers distressed due to reasons such as bankruptcy or a significant downgrade in credit rating, the securities are generally valued using non-binding quotes from brokers or other indicative pricing sources. For certain corporate debt and mortgage-backed securities held by the Company, current pricing data was no longer available at the measurement date, representing a decline in the volume and level of trading activity. These securities are also generally valued using non-binding quotes from brokers or other indicative pricing sources.

Refer to Part II, Item 8, Note 3 of the Notes to Consolidated Financial Statements for additional information regarding FAS 157 Fair Value Measurements. Refer to Part II, Item 8, Note 6 of the Notes to Consolidated Financial Statements for additional information regarding marketable securities.

In addition to investing in marketable securities, the Company also invested $217.7 million, $182.7 million and $200.2 million into property, plant and equipment for the years 2008, 2007 and 2006 respectively. Further discussion regarding 2008 capital expenditures as well as anticipated spending for 2009 are provided near the end of Item 7.

Other notable investing cash flows include $4.6 million proceeds received from the sale of the Company’s inkjet supplies assembly plant located in Juarez, Mexico in the third quarter of 2008 as well as $8.1 million proceeds received from the sale of the Scotland facility that occurred in the first quarter of 2007. These events are presented in Proceeds from sale of facilities in the Investing section of the Consolidated Statements of Cash Flows for their respective periods.

Financing activities

The fluctuations in the net cash flows used for financing activities were principally due to the Company’s share repurchase activity, offset partially by the repayment of debt and issuance of new debt that occurred in the second quarter of 2008. The Company repurchased $0.6 billion, $0.2 billion and $0.9 billion of treasury stock during 2008, 2007 and 2006, respectively. Refer to the sections that follow for additional information regarding these financing activities.

Share Repurchases

In May 2008, the Company received authorization from the board of directors to repurchase an additional $750 million of its Class A Common Stock for a total repurchase authority of $4.65 billion. As of December 31, 2008, there was approximately $0.5 billion of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During 2008, the Company repurchased approximately 17.5 million shares at a cost of approximately $0.6 billion, including two accelerated share repurchase agreements discussed below. As of December 31, 2008, since the inception of the program in April 1996, the Company had repurchased approximately 91.6 million shares for an aggregate cost of approximately $4.2 billion. As of December 31, 2008, the Company had reissued approximately 0.5 million shares of previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million, 16.0 million and 16.0 million shares of treasury stock in 2005, 2006 and 2008, respectively, the net treasury shares outstanding at December 31, 2008, were 15.1 million.

Accelerated Share Repurchase Agreements

The Company executed two accelerated share repurchase agreements (“ASR”) with financial institution counterparties in 2008, resulting in a total of 8.7 million shares repurchased at a cost of $250.0 million over the third and fourth quarter. The impact of the two ASRs is included in the share repurchase totals provided in the preceding paragraphs. The settlement provisions of both ASRs were essentially forward contracts, and were accounted for under the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock as equity instruments. The details of each ASR are provided in the following paragraphs.

On August 28, 2008, the Company entered into an accelerated share repurchase agreement with a financial institution counterparty. Under the terms of the ASR, the Company paid $150.0 million targeting 4.1 million shares based on an initial price of $36.90. On September 3, 2008, the Company took delivery of 85% of the shares, or 3.5 million shares at a cost of $127.5 million. The final number of shares to be delivered by the counterparty under the ASR was dependent on the average of the daily volume weighted average price of the Company’s common stock over the agreement’s trading period, a discount, and the initial number of shares delivered. Under the terms of the ASR, the Company would either receive additional shares from the counterparty or be required to deliver additional shares or cash to the counterparty. The Company controlled its election to either deliver additional shares or cash to the counterparty. On October 21, 2008, the counterparty delivered 1.2 million shares in final settlement of the agreement, bringing the total shares repurchased under the ASR to 4.7 million at a total cost of $150.0 million at an average price per share of $31.91.

On October 21, 2008, the Company entered into an accelerated share repurchase agreement with another financial institution counterparty. Under the terms of the ASR, the Company paid $100.0 million targeting 3.9 million shares based on an initial price of $25.71. On October 24, 2008, the Company took delivery of 85% of the shares, or 3.3 million shares at a cost of $85.0 million. The final number of shares to be delivered by the counterparty under the ASR was dependent on the average of the daily volume weighted average price of the Company’s common stock over the agreement’s trading period, a discount, and the initial number of shares delivered. Under the terms of the ASR, the Company would either receive additional shares from the counterparty or be required to deliver additional shares or cash to the counterparty. The Company controlled its election to either deliver additional shares or cash to the counterparty. On December 26, 2008, the counterparty delivered 0.7 million shares in final settlement of the agreement, bringing the total shares repurchased under the ASR to 4.0 million at a total cost of $100.0 million at an average price per share of $25.22.

Retirement of Treasury Shares

In December 2005, October 2006 and October 2008, the Company received authorization from the board of directors to retire 44.0 million, 16.0 million and 16.0 million shares, respectively, of the Company’s Class A Common Stock currently held in the Company’s treasury as treasury stock. The retired shares resumed the status of authorized but unissued shares of Class A Common Stock. Refer to the Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings for the effects on Common stock, Capital in excess of par, Retained earnings and Treasury stock from the retirement of the 16.0 million shares of Class A Common Stock in 2006 and 16.0 million shares of Class A Common Stock in 2008.

Senior Notes — Long-term Debt and Current Portion of Long-term Debt

In May 2008, the Company repaid its $150 million principal amount of 6.75% senior notes that were due on May 15, 2008. Additionally, in May 2008, the Company completed a public debt offering of $650 million aggregate principal amount of fixed rate senior unsecured notes. The notes are split into two tranches of five- and ten-year notes respectively. The five-year notes with an aggregate principal amount of $350 million and 5.9% coupon were priced at 99.83% to have an effective yield to maturity of 5.939% and will mature June 1, 2013 (referred to as the “2013 senior notes”). The ten-year notes with an aggregate principal amount of $300 million and 6.65% coupon were priced at 99.73% to have an effective yield to maturity of 6.687% and will mature June 1, 2018 (referred to as the “2018 senior notes”). At December 31, 2008, the outstanding balance was $648.7 million (net of unamortized discount of $1.3 million).

The 2013 and 2018 senior notes (collectively referred to as the “senior notes”) pay interest on June 1 and December 1 of each year, beginning December 1, 2008. The interest rate payable on the notes of each series will be subject to adjustments from time to time if either Moody’s Investors Service, Inc. or Standard and Poor’s Ratings Services downgrades the debt rating assigned to the notes to a level below investment grade, or subsequently upgrades the ratings.

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

Additional Sources of Liquidity

Credit Facility

Effective January 20, 2005, Lexmark entered into a $300 million 5-year senior, unsecured, multi-currency revolving credit facility with a group of banks. Under the credit facility, the Company may borrow in U.S. dollars, euros, British pounds sterling and Japanese yen. As of December 31, 2008 and 2007, there were no amounts outstanding under the credit facility.

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

In October 2004, the Company entered into an amended and restated agreement to sell a portion of its trade receivables on a limited recourse basis. The amended agreement allowed for a maximum capital availability of $200 million under this facility. The primary purpose of the amendment was to extend the term of the facility to October 16, 2007, with required annual renewal of commitments.

During the first quarter of 2007, the Company amended the facility to allow LRC to repurchase receivables previously transferred to the unrelated third party. Prior to the 2007 amendment, the Company accounted for the transfer of receivables from LRC to the unrelated third party as sales of receivables. As a result of the 2007 amendment, the Company accounts for the transfers of receivables from LRC to the unrelated third party as a secured borrowing with a pledge of its receivables as collateral. The amendment became effective in the second quarter of 2007. In October 2008, the facility was renewed until October 3, 2009 and the maximum capital available under the facility decreased from $200 million to $100 million.

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

There were no secured borrowings outstanding under the facility at December 31, 2008 or December 31, 2007.

Other Information

The Company’s credit rating could be influenced by a number of factors, including overall economic conditions, demand for the Company’s printers and associated supplies and ability to generate sufficient cash flow to service the Company’s debt. The Company does not have any rating downgrade triggers that would accelerate the maturity dates of its revolving credit facility and public debt. The Company’s borrowing capacity may be reduced under the Accounts Receivable Program should the Company’s rating decline. In addition, a downgrade in the Company’s credit rating could increase the cost of borrowing under its revolving credit facility and the coupon payments on the Company’s public debt if the rating falls below investment grade. Moreover, credit ratings could adversely affect the Company’s ability to obtain access to new financings in the future and could increase the cost of such borrowings. The Company’s current credit ratings are Baa2 and BBB, as evaluated by Moody’s Investors Service and Standard & Poor’s Ratings Services, respectively. Lexmark has been notified by the two credit rating agencies above that the Company’s credit rating is under review.

The Company is in compliance with all covenants and other requirements set forth in its debt agreements.

Off-Balance Sheet Arrangements

At December 31, 2008 and 2007, the Company did not have any off-balance sheet arrangements.

Contractual Cash Obligations

The following table summarizes the Company’s contractual obligations at December 31, 2008:

		Less than	1-3	3-5	More than
(Dollars in Millions)	Total	1 Year	Years	Years	5 Years

Long-term debt(1)	$933	$41	$81	$421	$390
Capital leases	1	1	—	—	—
Operating leases	94	36	41	14	3
Purchase obligations	160	160	—	—	—
Uncertain tax positions	29	6	23	—	—
Other long-term liabilities(2)	62	38	7	—	17

Total contractual obligations	$1,279	$282	$152	$435	$410

(1)	includes interest payments

(2)	includes current portion of other long-term liabilities

Long-term debt reported in the table above includes principal repayments of $350 million and $300 million in the 3-5 Years and More than 5 Years columns, respectively. All other amounts represent interest payments.

Purchase obligations reported in the table above include agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

In connection with the Company’s restructuring programs, the total liability balance at December 31, 2008 was $39 million, including $37 million that is included in Accrued liabilities and is expected to be paid in the next twelve months and $2 million that is included in Other liabilities on the Consolidated Statements of Financial Position. The $39 million total is included in Other long-term liabilities in the table above, with short-term and long-term amounts reported separately in the Less than 1 Year and 1-3 Years columns, respectively. These payments will relate mainly to employee termination benefits and contract termination and lease charges.

The Company’s funding policy for its pension plans is to fund minimum amounts according to the regulatory requirements under which the plans operate. From time to time, the Company may choose to fund amounts in excess of the minimum for various reasons. The Company is currently expecting to contribute approximately $100 million to its pension and other postretirement plans in 2009, driven by the steep decline in the fair value of plan assets that occurred in 2008. Expected funding obligations beyond 2009 are uncertain due to a variety of factors. The effect of any future contributions the Company may be obligated or otherwise choose to make could be material to the Company’s future cash flows from operations. Due to the uncertainty of future funding obligations beyond 2009, the table above contains no amounts for pension plan contributions.

The Company’s financial obligation to collect, recycle, treat and dispose of the printing devices it produces, and in some instances, historical waste equipment it holds, is not shown in the table above due to the lack of historical data necessary to project future dates of payment. At December 31, 2008, the Company’s estimated liability for this obligation was a current liability of $1 million and a long-term liability of $33 million. These amounts were included in Accrued liabilities and Other liabilities, respectively, on the Consolidated Statements of Financial Position. Refer to the “Risk Factors” section in Part I, Item 1A of this report for additional information regarding the Waste Electrical and Electronic Equipment Directive adopted by the European Union.

As of December 31, 2008, the Company had accrued approximately $118 million for pending copyright fee issues, including litigation proceedings, local legislative initiatives and/or negotiations with the parties involved. These accruals are included in Accrued liabilities on the Consolidated Statements of Financial Position. The liability is not included in the table above due to the level of uncertainty regarding the timing of payments and ultimate settlement of the litigation. Refer to Part II, Item 8, Note 17 of the Notes to Consolidated Financial Statements for additional information.

CAPITAL EXPENDITURES

Capital expenditures totaled $218 million, $183 million and $200 million in 2008, 2007 and 2006, respectively. The capital expenditures in 2008 were primarily attributable to infrastructure support (including information technology expenditures) and new product development. During 2009, the Company expects capital expenditures to be approximately $225 million, primarily attributable to infrastructure support and new product development. The capital expenditures are expected to be funded through cash from operations.

EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

Revenue derived from international sales, including exports from the U.S., accounts for approximately 59% of the Company’s consolidated revenue, with Europe accounting for approximately two-thirds of international sales. Substantially all foreign subsidiaries maintain their accounting records in their local currencies. Consequently, period-to-period comparability of results of operations is affected by fluctuations in currency exchange rates. Certain of the Company’s Latin American and European entities use the U.S. dollar as their functional currency.

Currency exchange rates had a favorable impact on international revenue in 2008 and 2007 when compared with 2007 and 2006, respectively. The Company acts to neutralize the effects of exchange rate fluctuations through the use of operational hedges, such as pricing actions and product sourcing decisions.

The Company’s exposure to exchange rate fluctuations generally cannot be minimized solely through the use of operational hedges. Therefore, the Company utilizes financial instruments, from time to time, such as forward exchange contracts to reduce the impact of exchange rate fluctuations on certain assets and liabilities, which arise from transactions denominated in currencies other than the functional currency. The Company does not purchase currency-related financial instruments for purposes other than exchange rate risk management.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Part II, Item 8, Note 2 of the Notes to Consolidated Financial Statements for a description of recent accounting pronouncements which is incorporated herein by reference.

INFLATION

The Company is subject to the effects of changing prices and operates in an industry where product prices are very competitive and subject to downward price pressures. As a result, future increases in production costs or raw material prices could have an adverse effect on the Company’s business. In an effort to minimize the impact on earnings of any such increases, the Company must continually manage its product costs and manufacturing processes. Additionally, monetary assets such as cash, cash equivalents and marketable securities lose purchasing power during inflationary periods and thus, the Company’s cash and marketable securities balances could be more susceptible to the effects of increasing inflation.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK SENSITIVITY

The market risk inherent in the Company’s financial instruments and positions represents the potential loss arising from adverse changes in interest rates and foreign currency exchange rates.

Interest Rates

At December 31, 2008, the fair value of the Company’s senior notes was estimated at $505 million using quoted market prices obtained from an independent broker. The carrying value as recorded in the Consolidated Statements of Financial Position at December 31, 2008 exceeded the fair value of the senior notes by approximately $143.7 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $26.9 million at December 31, 2008.

See the section titled “LIQUIDITY AND CAPITAL RESOURCES — Investing Activities:” in Item 7 of this report for a discussion of the Company’s auction rate securities portfolio which is incorporated herein by reference.

Foreign Currency Exchange Rates

The Company has employed, from time to time, a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the Company’s functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the Company is exposed include the Euro, the Mexican peso, the British pound, the Philippine peso, the Canadian dollar as well as other currencies. Exposures may be hedged with foreign currency forward contracts, put options, and call options generally with maturity dates of twelve months or less. The potential gain in fair value at December 31, 2008 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $6.7 million. This gain would be mitigated by corresponding losses on the underlying exposures.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Lexmark International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS
For the years ended December 31, 2008, 2007 and 2006
(In Millions, Except Per Share Amounts)

	2008	2007	2006
Revenue	$4,528.4	$4,973.9	$5,108.1
Cost of revenue	2,993.8	3,410.3	3,462.1

Gross profit	1,534.6	1,563.6	1,646.0

Research and development	423.3	403.8	370.5
Selling, general and administrative	807.3	812.8	761.8
Restructuring and related charges	26.8	25.7	71.2

Operating expense	1,257.4	1,242.3	1,203.5

Operating income	277.2	321.3	442.5
Interest (income) expense, net	(6.1)	(21.2)	(22.1)
Other (income) expense, net	7.4	(7.0)	5.3

Earnings before income taxes	275.9	349.5	459.3
Provision for income taxes	35.7	48.7	120.9

Net earnings	$240.2	$300.8	$338.4

Net earnings per share:
Basic	$2.70	$3.16	$3.29
Diluted	$2.69	$3.14	$3.27
Shares used in per share calculation:
Basic	88.9	95.3	102.8
Diluted	89.2	95.8	103.5

See notes to consolidated financial statements.

Lexmark International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
As of December 31, 2008 and 2007
(In Millions)

	2008	2007

ASSETS

Current assets:
Cash and cash equivalents	$279.2	$277.0
Marketable securities	694.1	519.1
Trade receivables, net of allowances of $36.1 and $36.5 in 2008 and 2007, respectively	427.3	578.8
Inventories	438.3	464.4
Prepaid expenses and other current assets	223.8	227.5

Total current assets	2,062.7	2,066.8
Property, plant and equipment, net	863.2	869.0
Marketable securities	24.7	—
Other assets	314.8	185.3

Total assets	$3,265.4	$3,121.1

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short term debt	$5.5	$—
Current portion of long-term debt	—	149.9
Accounts payable	557.1	636.9
Accrued liabilities	694.9	710.5

Total current liabilities	1,257.5	1,497.3
Long-term debt	648.7	—
Other liabilities	547.1	345.5

Total liabilities	2,453.3	1,842.8

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 1.6 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value:
Class A, 900.0 shares authorized; 77.7 and 94.7 outstanding in 2008 and 2007, respectively	0.9	1.1
Class B, 10.0 shares authorized; no shares issued and outstanding	—	—
Capital in excess of par	803.5	887.8
Retained earnings	692.5	935.7
Treasury stock, net; at cost; 15.1 and 13.6 shares in 2008 and 2007, respectively	(404.5)	(454.7)
Accumulated other comprehensive loss	(280.3)	(91.6)

Total stockholders’ equity	812.1	1,278.3

Total liabilities and stockholders’ equity	$3,265.4	$3,121.1

See notes to consolidated financial statements.

Lexmark International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2008, 2007 and 2006
(In Millions)

	2008	2007	2006

Cash flows from operating activities:

Net earnings	$240.2	$300.8	$338.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	204.9	192.3	200.9
Deferred taxes	(31.0)	(31.0)	(21.9)
Stock-based compensation expense	32.7	41.2	43.2
Tax shortfall from employee stock plans	(3.3)	(0.3)	(0.7)
Foreign exchange gain upon Scotland liquidation	—	(8.1)	—
Gain on sale of facilities	(1.1)	(3.5)	—
Other	6.7	(9.4)	3.3

	449.1	482.0	563.2

Change in assets and liabilities:
Trade receivables	150.5	5.5	66.6
Inventories	26.1	(6.6)	(48.6)
Accounts payable	(80.1)	36.6	27.5
Accrued liabilities	(39.7)	(7.4)	62.0
Other assets and liabilities	(23.8)	54.1	0.2

Net cash flows provided by operating activities	482.1	564.2	670.9

Cash flows from investing activities:
Purchases of property, plant and equipment	(217.7)	(182.7)	(200.2)
Purchases of marketable securities	(744.4)	(968.2)	(1,406.2)
Proceeds from sales/maturities of marketable securities	533.8	855.3	1,721.0
Proceeds from sale of facilities	4.6	8.1	—
Other	(3.9)	0.1	(1.9)

Net cash flows (used for) provided by investing activities	(427.6)	(287.4)	112.7

Cash flows from financing activities:
Repayment of current portion of long term debt	(150.0)	—	—
Proceeds from issuance of long-term debt, net of issuance cost of $4.1 in 2008	644.5	—	—
Increase in short-term debt	5.7	—	—
Issuance of treasury stock	—	0.1	0.5
Purchase of treasury stock	(554.5)	(165.0)	(871.0)
Proceeds from employee stock plans	6.3	15.6	52.8
Tax windfall from employee stock plans	1.1	3.9	12.5
Other	(1.2)	(1.6)	(3.5)

Net cash flows used for financing activities	(48.1)	(147.0)	(808.7)

Effect of exchange rate changes on cash	(4.2)	2.6	1.4

Net change in cash and cash equivalents	2.2	132.4	(23.7)
Cash and cash equivalents — beginning of period	277.0	144.6	168.3

Cash and cash equivalents — end of period	$279.2	$277.0	$144.6

See notes to consolidated financial statements.

Lexmark International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE EARNINGS
For the years ended December 31, 2008, 2007 and 2006
(In Millions)

						Accumulated
	Class A					Other
	and B		Capital in			Comprehensive	Total
	Common Stock		Excess of	Retained	Treasury	Earnings	Stockholders’
	Shares	Amount	Par	Earnings	Stock	(Loss)	Equity

Balance at December 31, 2005	111.9	$1.2	$832.5	$988.8	$(230.5)	$(163.3)	$1,428.7
Comprehensive earnings, net of taxes
Net earnings				338.4			338.4
Other comprehensive earnings (loss):
Minimum pension liability adjustment						26.9
Cash flow hedges, net of reclassifications						(6.4)
Translation adjustment						22.3
Net unrealized gain (loss) on marketable securities						0.6

Other comprehensive earnings (loss)						43.4	43.4

Comprehensive earnings, net of taxes							381.8
Adjustment to initially apply SFAS 158, net of taxes						(11.0)	(11.0)
Shares issued under deferred stock plan compensation	0.1		0.1				0.1
Shares issued upon exercise of options	1.3		46.6				46.6
Shares issued under employee stock purchase plan	0.1		6.2				6.2
Tax benefit related to stock plans			9.6				9.6
Stock-based compensation			43.7				43.7
Treasury shares purchased	(16.5)				(871.0)		(871.0)
Treasury shares issued	0.1				0.5		0.5
Treasury shares retired		(0.1)	(111.4)	(699.7)	811.2		—

Balance at December 31, 2006	97.0	1.1	827.3	627.5	(289.8)	(130.9)	1,035.2
Comprehensive earnings, net of taxes
Net earnings				300.8			300.8
Other comprehensive earnings (loss):
Pension or other postretirement benefits, net of reclass						17.5
Cash flow hedges, net of reclassifications						(0.7)
Translation adjustment						22.5
Net unrealized gain (loss) on marketable securities						—

Other comprehensive earnings (loss)						39.3	39.3

Comprehensive earnings, net of taxes							340.1
Adoption of FIN 48(1)				7.4			7.4
Shares issued under deferred stock plan compensation			0.1				0.1
Shares issued upon exercise of options	0.3		10.0				10.0
Shares issued under employee stock purchase plan	0.1		5.6				5.6
Tax benefit related to stock plans			3.6				3.6
Stock-based compensation			41.2				41.2
Treasury shares purchased	(2.7)				(165.0)		(165.0)
Treasury shares issued					0.1		0.1

Balance at December 31, 2007	94.7	1.1	887.8	935.7	(454.7)	(91.6)	1,278.3
Comprehensive earnings, net of taxes
Net earnings				240.2			240.2
Other comprehensive earnings (loss):
Pension or other postretirement benefits, net of reclass						(124.0)
Cash flow hedges, net of reclassifications						—
Translation adjustment						(63.4)
Net unrealized gain (loss) on marketable securities						(1.3)

Other comprehensive earnings (loss)						(188.7)	(188.7)

Comprehensive earnings, net of taxes							51.5
Shares issued under deferred stock plan compensation	0.2						—
Shares issued upon exercise of options	0.2		4.2				4.2
Shares issued under employee stock purchase plan	0.1		2.1				2.1
Tax benefit (shortfall) related to stock plans			(2.2)				(2.2)
Stock-based compensation			32.7				32.7
Treasury shares purchased	(17.5)				(554.5)		(554.5)
Treasury shares issued							—
Treasury shares retired		(0.2)	(121.1)	(483.4)	604.7		—

Balance at December 31, 2008	77.7	$0.9	$803.5	$692.5	$(404.5)	$(280.3)	$812.1

(1)	Adjustment to retained earnings related to adoption of FIN 48 was $7.340 million

See notes to consolidated financial statements.

Lexmark International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Dollars in Millions, Except Per Share Amounts)

1.	ORGANIZATION AND BUSINESS

Since its inception in 1991, Lexmark International, Inc. (“Lexmark” or the “Company”) has become a leading developer, manufacturer and supplier of distributed printing and imaging solutions. The Company’s products include laser printers, inkjet printers, multifunction devices, and associated supplies, services and solutions. Lexmark also sells dot matrix printers for printing single and multi-part forms by business users. The customers for Lexmark’s products are large enterprises, small and medium businesses and small offices home offices (“SOHOs”) worldwide. The Company’s products are principally sold through resellers, retailers and distributors in more than 150 countries in North and South America, Europe, the Middle East, Africa, Asia, the Pacific Rim and the Caribbean.

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

Marketable Securities:

Based on the Company’s expected holding period, Lexmark has classified all of its marketable securities as available-for-sale and the majority of these investments are reported in the Consolidated Statements of Financial Position as current assets. A portion of the Company’s available-for-sale auction rate securities have been classified as noncurrent assets since the expected holding period is assumed to be greater than one year due to failed market auctions of these securities. Refer to Note 3, Fair Value, and Note 6,

Marketable Securities, for further discussion on the Company’s auction rate securities. Lexmark reports its available-for-sale marketable securities at fair value with unrealized gains or losses recorded in Accumulated other comprehensive earnings (loss) on the Consolidated Statements of Financial Position. The Company assesses its marketable securities for other-than-temporary declines in value by considering various factors that include, among other things, any events that may affect the creditworthiness of a security’s issuer, the length of time the security has been in a loss position and the Company’s ability and intent to hold the security until a forecasted recovery of fair value that may include holding the security to maturity. Realized gains or losses are included in net earnings in Other (income) expense, net on the Consolidated Statements of Earnings and are derived using the specific identification method for determining the cost of the securities.

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

Fair Value:

The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In measuring fair value, the Company uses a hierarchy of inputs to valuation techniques that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Although permitted under current accounting guidance, the Company has not applied fair value measurements to any nonrecurring, nonfinancial fair value items such as impairment assessments of fixed assets, initial recognition of asset retirement obligations, and goodwill impairment testing.

The Company generally uses a market approach, when practicable, in valuing financial instruments. In certain instances, when observable market data is lacking, the Company uses valuation techniques consistent with the income approach whereby future cash flows are converted to a single discounted amount. The fair value of cash and cash equivalents, trade receivables, trade payables and short-term debt approximates their carrying values due to the relatively short-term nature of the instruments. The fair value of Lexmark’s marketable securities are based on quoted market prices or other observable market data or in some cases, internally developed inputs and assumptions (discounted cash flow model) when observable market data does not exist. The fair value of long-term debt, as well as the previous year’s current portion of long-term debt, is/was estimated based on current rates available to the Company for debt with similar characteristics. The fair value of derivative financial instruments is based on pricing models or formulas using current market data, or where applicable, quoted market prices.

Inventories:

Inventories are stated at the lower of average cost or market, using standard cost which approximates the average cost method of valuing its inventories and related cost of goods sold. The Company considers all raw materials to be in production upon their receipt.

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

Multiple Element Revenue Arrangements

Lexmark enters into transactions that include multiple elements, such as a combination of products and services. Revenue for these arrangements is allocated to each element based on its relative fair value and is recognized when the revenue recognition criteria for each element have been met. Relative fair value may be determined by the price of an element if it were sold on a stand-alone basis or third party evidence (e.g., competitors’ prices of comparable products or services).

Research and Development Costs:

Lexmark engages in the design and development of new products and enhancements to its existing products. The Company’s research and development activity is focused on laser and inkjet printers, multifunction products (“MFPs”), and associated supplies, features and related technologies. The Company expenses research and development costs when incurred.

Advertising Costs:

The Company expenses advertising costs when incurred. Advertising expense was approximately $93.4 million, $111.5 million, and $98.7 million in 2008, 2007 and 2006, respectively.

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

The Company determines its effective tax rate by dividing its income tax expense by its income before taxes as reported in its Consolidated Statements of Earnings. For reporting periods prior to the end of the Company’s fiscal year, the Company records income tax expense based upon an estimated annual effective tax rate. This rate is computed using the statutory tax rate and an estimate of annual net income by geographic region adjusted for an estimate of non-deductible expenses and available tax credits.

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

Segment Data:

Lexmark manufactures and sells a variety of printing and multifunction products and related supplies and services and is primarily managed along divisional lines: the Printing Solutions and Services Division (“PSSD”), formerly known as the Business market segment, and the Imaging Solutions Division (“ISD”), formerly known as the Consumer market segment.

Recent Accounting Pronouncements:

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. FAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The adoption of FAS 157 in the first quarter of 2008 did not have a material impact on the Company’s financial position, results of operations or cash flows. Refer to Note 3 of the Notes to the Consolidated Financial Statements for the Company’s FAS 157 fair value disclosures. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP FAS 157-2”) which defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. As permitted by FSP FAS 157-2, the Company has only partially applied the provisions of FAS 157. The

Company is in the process of evaluating the inputs and techniques used in its nonrecurring, nonfinancial fair value measurements.

In October 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-3 (“FSP FAS 157-3”) Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active in response to the financial community’s concerns about how to conduct fair value accounting in a time of significant market distress. The new FSP confirms that the objective of FAS 157 is still the price that would be received by the holder of the asset in an orderly transaction that is not a forced liquidation or distressed sale, even in situations in which there is little, if any, market activity. The FSP also states acceptance of the use of management’s internal assumptions about future cash flows and appropriately risk-adjusted discount rates when observable inputs are not available, and that in some cases, observable inputs may need significant adjustment based on unobservable data to better reflect the risk adjustments that market participants would make for nonperformance and liquidity risks. Lastly, FSP 157-3 offers additional guidance on the appropriate use of broker quotes, indicating that they are not necessarily determinative of fair value if an active market does not exist for the financial asset, and that the nature of the quote, either a binding offer or an indicative price, should be considered when weighing the appropriate inputs to use in measuring fair value. The FSP became immediately effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate. The Company has considered the additional guidance with respect to the valuation of its marketable securities portfolio and the designation of its investments within the fair value hierarchy in the Company’s 2008 financial statements and footnotes.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. FAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the provisions of FAS 161.

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

In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. The FSP amends the disclosure requirements of FAS 132(R) Employers’ Disclosures about Pensions and Other Postretirement Benefit to provide additional transparencies regarding the assets held by retirement plans and their associated risks. The FSP also requires employers to disclose information about the fair value measurements of plan assets in a similar manner to the disclosures currently required by FASB No. 157, Fair Value Measurements. The additional disclosures are effective for financial statements issued for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact of the disclosure requirements of this FSP.

Reclassifications:

Certain prior year amounts have been reclassified, if applicable, to conform to the current presentation.

3.	FAIR VALUE

General

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“FAS 157”) effective January 1, 2008. FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. The standard defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As part of the framework for measuring fair value, FAS 157 establishes a hierarchy of inputs to valuation techniques used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

The Company has not applied the provisions of FAS 157 to any nonrecurring, nonfinancial fair value measurements as permitted under Financial Accounting Standards Board (“FASB”) Staff Position No. 157-2 (“FSP FAS 157-2”). Refer to Part II, Item 8, Note 2 of the Notes to Consolidated Financial Statements for additional information regarding FSP FAS 157-2. The Company is in the process of evaluating the inputs and techniques used in these measurements, including such items as impairment assessments of fixed assets, initial recognition of asset retirement obligations, and goodwill impairment testing.

The provisions of FASB Staff Position No. 157-3 (“FSP FAS 157-3”) Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, issued October 10, 2008, were also considered in preparation of the year end 2008 financial statements. Refer to Part II, Item 8, Note 2 of the Notes to Consolidated Financial Statements for additional information regarding FSP FAS 157-3.

Fair Value Hierarchy

The three levels of the fair value hierarchy under FAS 157 are:

•	Level 1 — Quoted prices (unadjusted) in active markets for identical, unrestricted assets or liabilities that the Company has the ability to access at the measurement date;

•	Level 2 — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and

•	Level 3 — Unobservable inputs used in valuations in which there is little market activity for the asset or liability at the measurement date.

Fair value measurements of assets and liabilities are assigned a level within the fair value hierarchy based on the lowest level of any input that is significant to the fair value measurement in its entirety.

Assets and (Liabilities) Measured at Fair Value on a Recurring Basis

		Based on
		Quoted
		Prices in	Other
	Fair Value at	Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Available-for-sale marketable securities — ST	$694.1	$428.0	$264.7	$1.4
Available-for-sale marketable securities — LT	24.7	—	—	24.7

Total	$718.8	$428.0	$264.7	$26.1

(Liabilities) measured at fair value on a recurring basis:
Foreign currency derivatives(1)	(1.5)	—	(1.5)	—

Total	$(1.5)	$—	$(1.5)	$—

(1)	Foreign currency derivative liabilities are included in Accrued liabilities on the Consolidated Statements of Financial Position.

Excluded from the table above were financial instruments included in Cash and cash equivalents on the Consolidated Statements of Financial Position. The Company’s policy is to consider all highly liquid investments with an original maturity of three months or less at the Company’s date of purchase to be a cash equivalent. Investments considered cash equivalents, which closely approximate fair value as described in the Company’s policy above, included roughly $129.9 million of money market funds and $36.0 million of US agency discount notes at December 31, 2008.

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the year ended December 31, 2008:

Twelve Months
Ended
December 31, 2008
Available-for-sale marketable securities
Balance, beginning of period	$31.9
Realized and unrealized gains/(losses) included in earnings	(7.3)
Unrealized gains/(losses) included in comprehensive income	(1.0)
Purchases, issuances, and settlements, net	0.1
Transfers in and/or out of Level 3	2.4

Balance, end of period	$26.1

Realized and unrealized losses of $7.3 million during 2008 were included in Other (income) expense, net on the Consolidated Statements of Earnings. Of this amount, losses of $7.3 million were attributable to the change in fair value of marketable securities held at December 31, 2008, deemed to be other than temporarily impaired, including $4.4 million related to the Lehman Brothers bankruptcy, $1.9 million related to auction rate securities, and $1.0 related to distressed corporate debt, mortgage-backed and asset-backed securities.

Transfers in to Level 3 during the year included Lehman Brothers corporate debt securities which were subsequently written down in the third quarter of 2008 based on indicative pricing as indicated in the preceding paragraph as well as various other securities for which current, observable market data was no longer available due to specific credit events or a general decrease in trading activity. These transfers in were offset partially by transfers out of Level 3, into Level 2, due to notification of certain auction rate securities being called at par in the second quarter of 2008. Settlement of these securities occurred in third quarter of 2008. The Company assesses the facts and circumstances at each quarterly reporting date regarding securities that have been measured using significant unobservable inputs and categorized as Level 3.

Interest rate swap contracts, which served as a fair value hedge of the Company’s senior notes that matured in May 2008, were also considered a Level 3 fair value measurement. Because the short-cut method of FAS 133 was used to record the fair value of the interest rate swaps, the Company believes it is clearer to describe the activity in narrative form rather than to include the change in fair value in the Level 3 year to date rollforward above. The fair values of the interest rate swaps at December 31, 2007 and March 31, 2008 were assets of $0.1 million and $0.3 million, respectively. Final settlement occurred in May 2008, resulting in net cash proceeds of $0.8 million. As of December 31, 2008, the Company has not entered into any new interest rate swap contracts.

Valuation Techniques

The Company generally uses a market approach, when practicable, in valuing the following financial instruments. In certain instances, when observable market data is lacking, the Company uses valuation techniques consistent with the income approach whereby future cash flows are converted to a single discounted amount.

Marketable Securities

The Company evaluates its marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and has determined that all of its investments in marketable securities should be classified as available-for-sale and reported at fair value. The fair values of the Company’s available-for-sale marketable securities are based on quoted market prices or other observable market data, or in some cases, internally developed inputs and assumptions such as discounted cash flow models or indicative pricing sources, when observable market data does not exist. The Company uses a third party to provide the fair values of the securities in which Lexmark is invested. However, in limited instances, the Company has adjusted the fair values provided by the third party service provider in order to better reflect the risk adjustments that market participants would make for nonperformance and liquidity risks.

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

Level 3 fair value measurements are based on inputs that are unobservable and significant to the overall valuation. Level 3 fair value measurements include security types that do not have readily determinable market values and/or are not priced by independent data sources, including auction rate securities for which recent auctions were unsuccessful, valued at $24.7 million, certain distressed debt instruments valued at $0.8 million and other thinly traded corporate debt securities and mortgage-backed securities valued at $0.6 million.

The Company performed a discounted cash flow analysis on its auction rate securities at year-end 2008, using current coupon rates, a first quarter 2010 redemption date and a 50 basis point liquidity premium factored into the discount rate. The result was a downward YTD mark to market adjustment of $2.5 million representing the Company’s best estimate of fair value using assumptions that the Company believes market participants would make for nonperformance and liquidity risk at the measurement date. Of the $2.5 million, $1.9 million was recognized in the Consolidated Statements of Earnings as other than temporarily impaired due to credit events involving the issuer and insurer of one security. The remaining $0.6 million was recognized in Accumulated other comprehensive loss on the Consolidated Statements of Financial Position representing the mark to market adjustment on all other auction rate securities. All other auction rate securities held by the Company are highly rated and the Company believes it has sufficient liquidity to hold these securities until sold or repurchased at par. The issuers of these securities have the legal option to redeem the securities at par plus accrued interest at each auction rate reset date and the securities are being made available for sale at par at auctions every 35 to 49 days. All of the auction rate securities held by the Company at December 31, 2008 are currently paying penalty rates that provide a premium over market interest rates to compensate investors for the failed auctions and provide an incentive for issuers to refinance these securities in the capital markets prior to maturity. Since reclassifying to noncurrent assets the securities that did not auction successfully at the end of the first quarter 2008, $40.5 million of auction rate fixed income securities have been either sold or redeemed at par. There were no realized losses in 2008 from the sale or redemption of auction rate securities.

The Company holds certain debt instruments that it considers distressed due to reasons such as bankruptcy or a significant downgrade in credit rating. These securities are generally valued using non-binding quotes from brokers or other indicative pricing sources.

For certain corporate debt and mortgage-backed securities held by the Company, current pricing data was no longer available at the measurement date, representing a decline in the volume and level of trading activity. These securities are also generally valued using non-binding quotes from brokers or other indicative pricing sources.

Derivatives

The Company employs a foreign currency risk management strategy that periodically utilizes derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. Fair values for the Company’s derivative financial instruments are based on pricing models or formulas using current market data. Variables used in the calculations include forward points and spot rates at the time of valuation. Because of the very short duration of the Company’s transactional hedges (three months or less) and minimal risk of nonperformance, the settlement price and exit price should approximate one another. At December 31, 2008, all of the Company’s forward exchange contracts have been designated as Level 2 measurements in the FAS 157 fair value hierarchy.

Senior Notes

In the second quarter of 2008, the Company repaid its $150 million of senior note debt that matured on May 15, 2008, and subsequently issued $350 million of five-year fixed rate senior unsecured notes as well as $300 million of ten-year fixed rate senior unsecured notes. At December 31, 2008, the fair values of the Company’s five-year and ten-year notes were estimated to be $280.0 million and $225.0 million, respectively, based on current rates available to the Company for debt with similar characteristics. The $505.0 million total fair value of the debt is not recorded on the Company’s Consolidated Statements of Financial Position and is therefore excluded from the fair value table above. The total carrying value of the senior notes, net of $1.3 million discount, is $648.7 million on the Consolidated Statements of Financial

Position. Refer to Part II, Item 8, Note 11 of the Notes to Consolidated Financial Statements for additional information regarding the senior notes.

Plan Assets

Plan assets must be measured at least annually in accordance with FAS 87, Employers’ Accounting for Pensions and FAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. FAS 157 requires that the valuation of plan assets comply with its definition of fair value, which is based on the notion of an exit price as determined using the framework for measurement introduced by the standard. FAS 157 does not apply to the calculation of pension and postretirement obligations since the liabilities are not measured at fair value. The disclosure requirements of FAS 157 for plan assets do not apply to the Company’s financial statements.

The valuation of pension plan fixed income securities was based on a compilation of observable market information, when practicable. The Company took steps to ensure that the inputs used in the measurement reflected current market conditions rather than stale prices. Fund investments were valued using net asset value when and if there was a sufficient level of observable market activity to support the assertion that net asset value represented an exit price.

Refer to Part II, Item 8, Note 15 of the Notes to Consolidated Financial Statements for year-end disclosures regarding pension and postretirement benefits.

Assets and (Liabilities) Measured at Fair Value on a Nonrecurring Basis Subsequent to Initial Recognition

There are no significant assets or liabilities measured at fair value on a nonrecurring basis.

Nonrecurring Nonfinancial Measurements

The Company has not applied the provisions of FAS 157 to any nonrecurring, nonfinancial fair value measurements as permitted under FSP FAS 157-2. In the first quarter of 2009, the Company will begin applying the provisions of FAS 157 to such measurements including the accounting for fixed asset related matters under scope of FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, goodwill impairment testing under FAS No. 142, Goodwill and Other Intangible Assets and asset retirement obligations under FAS No. 143, Accounting for Asset Retirement Obligations.

4.	RESTRUCTURING AND RELATED CHARGES (REVERSALS)

2009 Restructuring

General

In response to the global economic weakening, on January 13, 2009, the Company announced a restructuring plan (the “2009 Restructuring Plan”). The 2009 Restructuring Plan is expected to impact about 375 positions through the end of 2009. The areas impacted include general and administrative functions, supply chain and sales support, research and development program consolidation, as well as marketing and sales management. The Company estimates the 2009 Restructuring Plan will result in total pre-tax charges of approximately $26.0 million, all of which will require cash. The Company expects the 2009 Restructuring Plan to be substantially completed by the end of 2009.

Impact to 2008 Financial Results

For the year ended December 31, 2008, the Company incurred charges of $20.2 million for the 2009 Restructuring Plan as follows:

Employee termination benefit charges	$20.2

Total restructuring-related charges	$20.2

Employee termination benefit charges were accrued in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits. Employee termination benefit charges include severance, medical and other benefits and are included in Restructuring and related charges on the Consolidated Statements of Earnings. Although the 2009 Restructuring Plan was announced in January 2009, the Company accrued the $20.2 million of employee termination benefit charges in December 2008 in accordance with SFAS No. 112 because the charges were probable and estimable for the 2008 year-end reporting period.

For the year ended December 31, 2008, the Company incurred restructuring-related charges of $15.5 million in PSSD, $1.7 million in ISD and $3.0 million in All other. The Company expects to incur charges related to the 2009 Restructuring Plan of approximately $20.0 million in PSSD, approximately $3.0 million in ISD and approximately $3.0 million in All other.

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits in connection with the 2009 Restructuring Plan. The liability is included in Accrued liabilities on the Company’s Consolidated Statements of Financial Position.

Employee
Termination
Benefits
Balance at January 1, 2008	$—
Costs incurred	20.7
Payments & other(1)	(0.5)

Balance at December 31, 2008	$20.2

(1)	Other consists of changes in the liability balance due to foreign currency translations.

2008 Restructuring

General

To enhance the efficiency of the Company’s inkjet cartridge manufacturing operations, the Company announced a plan (the “2008 Restructuring Plan”) on July 22, 2008 that resulted in the closure of one of the Company’s inkjet supplies manufacturing facilities in Mexico. The 2008 Restructuring Plan is expected to be substantially completed by the end of the first quarter of 2009, and any remaining charges to be incurred will be immaterial.

Impact to 2008 Financial Results

For the year ended December 31, 2008, the Company incurred charges of $21 million in ISD for the 2008 Restructuring Plan as follows:

Accelerated depreciation charges	$18.0
Employee termination benefit charges	3.0

Total restructuring-related charges	$21.0

The accelerated depreciation charges were determined in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and are included in Cost of revenue on the Consolidated Statements of Earnings.

Employee termination benefit charges were accrued in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, as appropriate. Employee termination benefit charges include severance, medical and other benefits and are included in Restructuring and related charges on the Consolidated Statements of Earnings.

Liability Rollforward

The following table presents a rollforward of the liability incurred for employee termination benefits in connection with the 2008 Restructuring Plan. The liability is included in Accrued liabilities on the Company’s Consolidated Statements of Financial Position.

Employee
Termination
Benefits
Balance at January 1, 2008	$—
Costs incurred	3.4
Payments & other(1)	(2.2)
Reversals(2)	(0.4)

Balance at December 31, 2008	$0.8

(1)	Other consists of changes in the liability balance due to foreign currency translations.

(2)	Reversals due to changes in estimates for employee termination benefits.

2007 Restructuring

General

On October 23, 2007, the Company announced the “2007 Restructuring Plan”, which included:

•	Closing one of the Company’s inkjet supplies manufacturing facilities in Mexico and additional optimization measures at the remaining inkjet facilities in Mexico and the Philippines;

•	Reducing the Company’s business support cost and expense structure by further consolidating activity globally and expanding the use of shared service centers in lower-cost regions — the areas impacted are supply chain, service delivery, general and administrative expense, as well as marketing and sales support functions; and

•	Focusing ISD marketing and sales efforts into countries or geographic regions that have the highest supplies usage.

The 2007 Restructuring Plan is expected to be substantially completed by the end of the first quarter of 2009, and any remaining charges to be incurred will be immaterial.

Impact to 2008 Financial Results

For the year ended December 31, 2008, the Company incurred charges of $21.5 million for the 2007 Restructuring Plan as follows:

Accelerated depreciation charges	$17.3
Employee termination benefit charges	(0.7)
Contract termination and lease charges	4.9

Total restructuring-related charges	$21.5

The accelerated depreciation charges were determined in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. For the year ended December 31, 2008, the Company incurred $9.2 million of accelerated depreciation charges in Cost of revenue and $8.1 million in Selling, general and administrative on the Consolidated Statements of Earnings.

Employee termination benefit charges were accrued in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, as appropriate. Contract termination and lease charges were also accrued in accordance with SFAS No. 146. Employee termination benefit charges and contract termination and lease charges are included in Restructuring and related charges on the Consolidated Statements of Earnings.

For the year ended December 31, 2008, the Company incurred restructuring-related charges of $4.6 million in PSSD, $0.3 million in ISD and $16.6 million in All other.

During the third quarter of 2008, the Company sold one of its inkjet supplies manufacturing facilities in Juarez, Mexico for $4.6 million and recognized a $1.1 million pre-tax gain on the sale that is included in Selling, general and administrative on the Consolidated Statements of Earnings.

Impact to 2007 Financial Results

For the year ended December 31, 2007, the Company incurred $30.8 million for the 2007 Restructuring plan as follows:

Accelerated depreciation charges	$5.1
Employee termination benefit charges	25.7

Total restructuring-related charges	$30.8

The $5.1 million of accelerated depreciation charges are included in Cost of revenue and the $25.7 million of employee termination benefits are included in Restructuring and related charges on the Consolidated Statements of Earnings. Of the $30.8 million of restructuring-related charges, the Company incurred $6.5 million in PSSD, $13.9 million in ISD and $10.4 million in All other.

Liability Rollforward

The following table presents a rollforward of the liability incurred for employee termination benefits and contract termination and lease charges in connection with the 2007 Restructuring Plan. Of the total $16.2 million restructuring liability, $14.9 million is included in Accrued liabilities and $1.3 million is included in Other liabilities on the Company’s Consolidated Statements of Financial Position.

	Employee
	Termination	Contract
	Benefit	Termination &
	Charges	Lease Charges	Total
Balance at January 1, 2007	$—	$—	$—
Costs incurred	25.7	—	25.7
Payments & other (1)	(4.6)	—	(4.6)

Balance at December 31, 2007	21.1	—	21.1
Costs incurred	7.1	4.9	12.0
Payments & other (2)	(8.3)	(0.7)	(9.0)
Reversals (3)	(7.9)	—	(7.9)

Balance at December 31, 2008	$12.0	$4.2	$16.2

(1)	Other consists of pension related items that were settled through the Company’s pension plans.

(2)	Other consists of changes in the liability balance due to foreign currency translations.

(3)	Reversals due to changes in estimates for employee termination benefits.

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

Impact to 2008 Financial Results

For the year ended December 31, 2008, the Company reversed $1.5 million of previously accrued employee termination benefits, and accrued an additional $0.9 million of contract termination and lease charges due to a revision in assumptions due to current economic conditions. The net reversal is included in Restructuring and related charges on the Company’s Consolidated Statements of Earnings. Of the net $0.6 million reversed in 2008, the Company recognized $(0.3) million in PSSD and $(0.3) million in All other.

Impact to 2007 Financial Results

During the first quarter of 2007, the Company sold its Rosyth, Scotland facility for $8.1 million and recognized a $3.5 million pre-tax gain on the sale that is included in Selling, general and administrative on the Consolidated Statements of Earnings.

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

Impact to 2006 Financial Results

For the year ended December 31, 2006, the Company incurred pre-tax charges of $121.1 million related to the 2006 actions which were partially offset by a $9.9 million pension curtailment gain. Of the $111.2 million of net pre-tax charges incurred, $40 million is included in Cost of revenue and $71.2 million in Restructuring and related charges on the Company’s Consolidated Statements of Earnings. For the year ended December 31, 2006, the Company incurred total pre-tax restructuring-related charges of $35.2 million in PSSD, $54.7 million in ISD and $31.2 million in All other. All other operating income also included the $9.9 million pension curtailment gain.

Liability Rollforward

The following table presents a rollforward of the liability incurred for employee termination benefits and contract termination and lease charges in connection with the 2006 actions. Of the total $2.1 million restructuring liability, $1.0 million is included in Accrued liabilities and $1.1 million is included in Other liabilities on the Company’s Consolidated Statements of Financial Position.

	Employee
	Termination	Contract
	Benefit	Termination &
	Charges	Lease Charges	Total
Balance at January 1, 2007	$25.3	$4.8	$30.1
Payments & other (1)	(14.0)	(1.7)	(15.7)
Reversals (3)	(0.9)	(1.7)	(2.6)

Balance at December 31, 2007	10.4	1.4	11.8
Costs incurred	—	1.0	1.0
Payments & other (2)	(7.8)	(0.7)	(8.5)
Reversals (3)	(2.2)	—	(2.2)

Balance at December 31, 2008	$0.4	$1.7	$2.1

(1)	Other consists of additions due to positions being eliminated in 2007 and changes in the liability balance due to foreign currency translations.

(2)	Other consists of changes in the liability balance due to foreign currency translations.

(3)	Reversals due to changes in estimates for employee termination benefits and contract termination and lease charges.

5.	STOCK-BASED COMPENSATION

Lexmark has various stock incentive plans to encourage employees and nonemployee directors to remain with the Company and to more closely align their interests with those of the Company’s stockholders. As of December 31, 2008, awards under the programs consisted of stock options, restricted stock units (“RSUs”) and deferred stock units (“DSUs”). The Company currently issues the majority of shares related to its stock incentive plans from the Company’s authorized and unissued shares of Class A

Common Stock. Approximately 47.9 million shares of Class A Common Stock have been authorized for these stock incentive plans.

For the years ended December 31, 2008, 2007 and 2006, the Company incurred pre-tax stock-based compensation expense under SFAS 123R of $32.8 million, $41.3 million and $43.2 million, respectively, in the Consolidated Statements of Earnings.

The following table presents a breakout of the stock-based compensation expense recognized for the years ended December 31:

	2008	2007	2006

Cost of revenue	$2.8	$3.4	$6.0
Research and development	5.1	6.2	6.9
Selling, general and administrative	24.9	31.7	30.3

Stock-based compensation expense before income taxes	32.8	41.3	43.2
Income tax benefit	(12.2)	(15.9)	(16.5)

Stock-based compensation expense after income taxes	$20.6	$25.4	$26.7

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

On December 31, 2005, Lexmark accelerated the vesting of certain unvested “out-of-the-money” stock options with exercise prices equal to or greater than $80.00 per share. These options, which were previously awarded to its employees under the Company’s equity compensation plans, would have otherwise vested in the years 2006 through 2008. The vesting was effective for approximately 2.4 million unvested options, or 39% of the Company’s total outstanding unvested options as of December 31, 2005. Acceleration of options held by non-employee directors and executive officers were not included in the vesting acceleration. The acceleration of these options eliminated future compensation expense the Company would otherwise have recognized in its income statement with respect to these accelerated options upon the adoption of SFAS 123R. As a result of the acceleration, the Company recognized an additional $25 million (pre-tax) of stock-based employee compensation expense in the 2005 pro forma disclosure information provided in the prior year’s 10-K filing.

Stock Options

Generally, options expire ten years from the date of grant. Options granted during 2008, 2007 and 2006, vest in approximately equal annual installments over a three-year period based upon continued employment or service on the board of directors.

For the year ended December 31, 2008, 2007 and 2006, the weighted average fair value of options granted were $11.23, $18.52 and $13.62, respectively. The fair value of each option award on the grant date was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2008	2007	2006

Expected dividend yield	—	—	—
Expected stock price volatility	33%	30%	32%
Weighted average risk-free interest rate	3.0%	4.7%	4.7%
Weighted average expected life of options (years)	4.9	4.0	3.1

A summary of the status of the Company’s stock-based compensation plans as of December 31, 2008, 2007 and 2006, and changes during the years then ended is presented below:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Options	Price	Contractual	Value
	(In Millions)	(Per Share)	Life (Years)	(In Millions)
Outstanding at December 31, 2005	12.8	$66.30	6.1	$23.6
Granted	0.9	50.09
Exercised	(1.4)	38.63
Forfeited or canceled	(0.9)	77.43

Outstanding at December 31, 2006	11.4	$67.65	5.6	$138.2
Granted	0.6	60.39
Exercised	(0.3)	34.02
Forfeited or canceled	(0.5)	78.39

Outstanding at December 31, 2007	11.2	$67.82	4.9	$2.2
Granted	0.6	32.89
Exercised	(0.2)	23.25
Forfeited or canceled	(1.1)	70.42

Outstanding at December 31, 2008	10.5	$66.16	4.3	$—

Exercisable at December 31, 2006	8.8	$69.12	5.3	$99.9

Exercisable at December 31, 2007	9.5	$68.52	4.5	$2.2

Exercisable at December 31, 2008	9.2	$68.14	3.8	$—

For the years ended December 31, 2008, 2007 and 2006, the total intrinsic value of options exercised was $1.8 million, $7.7 million and $34.2 million, respectively. As of December 31, 2008, the Company had $5.3 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested stock options that will be recognized over the weighted average period of 1.6 years.

Restricted Stock and Deferred Stock Units

Lexmark has granted RSUs with various vesting periods and generally these awards vest based upon continued service with the Company or continued service on the board. As of December 31, 2008, the Company has issued DSUs to certain members of management who elected to defer all or a portion of their annual bonus into such units and to certain nonemployee directors who elected to defer all or a portion of their annual retainer, chair retainer and/or meeting fees into such units. These DSUs are 100% vested when issued. The Company has also issued supplemental DSUs to certain members of management upon the election to defer all or a portion of an annual bonus into DSUs. These supplemental DSUs vest at the end of five years based upon continued employment with the Company. The cost of the RSUs and supplemental DSUs, generally determined to be the fair market value of the shares at the date of grant, is charged to compensation expense ratably over the vesting period of the award.

A summary of the status of the Company’s RSU and DSU grants as of December 31, 2008, 2007 and 2006, and changes during the years then ended is presented below:

		Weighted	Weighted
		Average	Average
		Grant Date	Remaining	Aggregate
	Units	Fair Value	Contractual	Intrinsic Value
	(In Millions)	(Per Share)	Life (Years)	(In Millions)

RSUs and DSUs at December 31, 2005	0.4	$54.55	4.2	$18.4
Granted	0.6	48.75
Vested	(0.1)	35.52
Forfeited or canceled	(0.1)	54.89

RSUs and DSUs at December 31, 2006	0.8	$52.84	3.5	$61.9
Granted	0.5	56.08
Vested	(0.1)	58.62
Forfeited or canceled	—	54.43

RSUs and DSUs at December 31, 2007	1.2	$53.79	2.6	$42.6

Granted	0.6	33.21
Vested	(0.2)	51.97
Forfeited or canceled	(0.1)	52.48

RSUs and DSUs at December 31, 2008	1.5	$45.84	2.3	$39.7

For the years ended December 31, 2008, 2007 and 2006, the total fair value of RSUs and DSUs that vested was $8.4 million, $3.2 million and $4.9 million, respectively. As of December 31, 2008, the Company had $30.7 million of total unrecognized compensation expense, net of estimated forfeitures, related to RSUs and DSUs that will be recognized over the weighted average period of 3.0 years.

Employee Stock Purchase Plan

The Company discontinued the Employee Stock Purchase Plan (“ESPP”) as of December 31, 2007. Employees enrolled in the ESPP during the offering period that ended December 31, 2007, qualified for the final ESPP purchase executed in the first quarter of 2008 according to the plan provisions described below.

The Company’s ESPP enabled substantially all regular employees to purchase full or fractional shares of Lexmark Class A Common Stock through payroll deductions of up to 10% of eligible compensation. Effective January 1, 2006, the ESPP was amended whereby the share price paid by an employee was 85% of the closing market price on the last business day of the respective offering period. Prior to January 1, 2006, the share price paid by an employee was 85% of the lesser of the closing market price on (i) the last business day immediately preceding the first day of the respective offering period and (ii) the last business day of the respective offering period. The ESPP provided semi-annual offering periods beginning each January 1 and July 1.

During the years ended December 31, 2008, 2007 and 2006, employees paid the Company $2.1 million, $5.6 million and $6.2 million, respectively, to purchase approximately 0.1 million shares during each of these years. During 2008, 2007 and 2006, the Company recognized approximately $0.3 million, $0.9 million and $1.9 million of compensation expense related to ESPP activity as required under SFAS 123R. Compensation expense was calculated using the fair value of the employees’ purchase rights under the Black-Scholes model.

6.	MARKETABLE SECURITIES

The Company evaluates its marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and has determined that all of its investments in marketable securities should be classified as available-for-sale and reported at fair value, with unrealized gains and losses recorded in Accumulated other comprehensive earnings (loss). At December 31, 2008, the Company’s marketable securities portfolio consisted of asset-backed and mortgage-backed securities, corporate debt securities, preferred securities, municipal debt securities, U.S. government and agency debt securities, commercial paper, certificates of deposit and auction rate securities. The fair values of the Company’s available-for-sale marketable securities are based on quoted market prices or other observable market data, internal discount cash flow models, or in some cases, the Company’s amortized cost, which approximates fair value due to the frequent resetting of interest rates resulting in repricing of the investments.

As of December 31, 2008, the Company’s available-for-sale Marketable securities had gross unrealized gains and losses of $6.5 million and $8.2 million, respectively, and consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Municipal debt securities	$21.4	$—	$(0.5)	$20.9
Corporate debt securities	162.7	0.9	(1.9)	161.7
U.S. gov’t and agency debt securities	458.9	5.0	—	463.9
Asset-backed and mortgage-backed securities	109.5	0.6	(5.7)	104.4

Total debt securities	752.5	6.5	(8.1)	750.9
Preferred securities	4.0	—	(0.1)	3.9

Total security investments	756.5	6.5	(8.2)	754.8
Cash equivalents	(36.0)	—	—	(36.0)

Total marketable securities	$720.5	$6.5	$(8.2)	$718.8

At December 31, 2007, the Company’s available-for-sale Marketable securities consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Municipal debt securities	$78.9	$—	$—	$78.9
Corporate debt securities	147.6	0.1	(0.7)	147.0
U.S. gov’t and agency debt securities	65.6	0.3	—	65.9
Asset-backed and mortgage-backed securities	246.8	1.1	(0.8)	247.1

Total debt securities	538.9	1.5	(1.5)	538.9
Preferred securities	0.5	—	—	0.5

Total security investments	539.4	1.5	(1.5)	539.4
Cash equivalents	(20.3)	—	—	(20.3)

Total marketable securities	$519.1	$1.5	$(1.5)	$519.1

Although contractual maturities of the Company’s investment in debt securities may be greater than one year, the majority of investments are classified as current assets in the Consolidated Statements of Financial Position due to the Company’s expected holding period of less than one year. Auction rate securities of $24.7 million are classified in Noncurrent assets. The contractual maturities of the Company’s available-for-sale marketable debt securities noted above are as follows:

	2008		2007
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

Due in less than one year	$464.0	$466.0	$111.3	$111.2
Due in 1-5 years	187.4	188.6	210.9	211.1
Due after 5 years	105.1	100.2	217.2	217.1

Total available-for-sale marketable debt securities	$756.5	$754.8	$539.4	$539.4

Proceeds from the sales and maturities of the Company’s available-for-sale marketable securities were $533.8 million in 2008, $855.3 million in 2007 and $1,721.0 million in 2006. For the year ended December 2008, the Company recognized $7.9 million in net losses on its marketable securities, of which $7.3 million was recognized as other-than-temporary impairment and $0.6 million was net realized losses. The realized gains and losses in 2007 and 2006 were immaterial. The Company uses the specific identification method when accounting for the costs of its available-for-sale marketable securities sold.

Impairment

The Company assesses its marketable securities for other-than-temporary declines in value by considering several factors that include, among other things, any events that may affect the creditworthiness of a security’s issuer, current and expected market conditions, the length of time and extent to which fair value is less than cost, and the Company’s ability and intent to hold the security until a forecasted recovery of fair value that may include holding the security to maturity.

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

In 2008 there were several significant market events, including the bankruptcy of Lehman Brothers Holdings and the failure of many auction rate securities. In 2008, Lexmark recognized, based on indicative pricing, charges of $4.4 million for other-than-temporary impairment of its Lehman Brothers corporate debt securities, and $1.0 million for other-than-temporary impairment related to distressed corporate debt, mortgage-backed and asset-backed securities. Additionally in 2008, the Company recognized a $1.9 million charge for other-than-temporary impairment in connection with its auction rate fixed income securities; the fair value of which was determined using an internal discount cash flow valuation model. All charges for other-than-temporary impairment are recognized in Other (income) expense, net on the Consolidated Statements of Earnings. In addition, the Company has recognized a cumulative, pre-tax valuation allowance of $1.7 million included in Accumulated other comprehensive loss on the Consolidated Statements of Financial Position, representing a temporary impairment of the overall portfolio.

The table below is a summary of the Company’s marketable securities, at year end, for which the fair value is less than cost (impaired), and for which other-than-temporary impairments have not been recognized. The table is separated into securities that have been in a continuous unrealized loss position for less than 12 months, and those that have been in a continuous unrealized loss position for 12 months or longer. All securities impaired for 12 months or longer are evaluated individually for other-than-temporary impairment. Additionally, when the Company becomes aware of certain conditions that may affect its securities, such as any events that may affect the creditworthiness of a security’s issuer or current and expected market conditions, securities impaired for less than 12 months are evaluated to determine if an other-than-temporary impairment has occurred. As of December 31, 2008 the Company does not believe that it has a material risk in its current portfolio of investments that would impact its financial condition or liquidity.

	Impaired < 12 Months		Impaired >= 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Auction rate securities (1)	$22.7	$(0.6)	$—	$—	$22.7	$(0.6)
Corporate debt securities	42.4	(0.8)	26.0	(1.1)	68.4	(1.9)
Asset-backed and
mortgage-backed securities	54.0	(3.6)	10.1	(2.1)	64.1	(5.7)

Total	$119.1	$(5.0)	$36.1	$(3.2)	$155.2	$(8.2)

(1)	For 2008, the Company’s auction rate securities are located in its municipal debt and preferred securities categories.

Auction rate securities

Auction rate securities that do not successfully auction reset to the maximum rate as prescribed in the underlying offering statement. During the first quarter of 2008, the Company reclassified $59.4 million in auction rate fixed income securities from Current assets to Noncurrent assets on its Consolidated Statement of Financial Position due to the fact that the securities had experienced unsuccessful auctions and that poor debt market conditions had reduced the likelihood that the securities would successfully auction within the next 12 months. During the second quarter of 2008, approximately $32.4 million of auction rate fixed income securities were either sold or redeemed at par. In addition, $4.1 million were reclassified back to Current assets, as the Company had been notified by the issuer that the securities would be called at par.

In the third quarter of 2008, approximately $8.1 million of auction rate fixed income securities were either sold or redeemed at par, and in the fourth quarter, one auction rate security was deemed to be other-than-temporarily impaired. As of December 31, 2008, the remaining auction rate securities were written down $0.6 million through Accumulated other comprehensive loss to their estimated fair value based on the discounted cash flow analysis performed by the Company. As of December 31, 2008, the remaining balance of auction rate fixed income securities classified in Noncurrent assets is $24.7 million.

Based on Lexmark’s assessment of the credit quality of the underlying collateral and credit support available to each of the remaining auction rate securities in which the Company is invested, it believes no additional other-than-temporary-impairment has occurred. The Company has the ability and intent to hold these securities until liquidity in the market or optional issuer redemption occurs and could also hold the securities to maturity. Additionally, if Lexmark required capital, the Company has available liquidity through its accounts receivable program and revolving credit facility.

7.	TRADE RECEIVABLES

The Company’s trade receivables are reported in the Consolidated Statements of Financial Position net of allowances for doubtful accounts and product returns. Trade receivables consisted of the following at December 31:

	2008	2007

Gross trade receivables	$463.4	$615.3
Allowances	(36.1)	(36.5)

Trade receivables, net	$427.3	$578.8

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

In October 2004, the Company entered into an amended and restated agreement to sell a portion of its trade receivables on a limited recourse basis. The amended agreement allowed for a maximum capital availability of $200 million under this facility. The primary purpose of the amendment was to extend the term of the facility to October 16, 2007, with required annual renewal of commitments.

During the first quarter of 2007, the Company amended the facility to allow LRC to repurchase receivables previously transferred to the unrelated third party. Prior to the 2007 amendment, the Company accounted for the transfer of receivables from LRC to the unrelated third party as sales of receivables. As a result of the 2007 amendment, the Company accounts for the transfers of receivables from LRC to the unrelated third party as a secured borrowing with a pledge of its receivables as collateral. The amendment became effective in the second quarter of 2007. In October 2008, the facility was renewed until October 3, 2009 and the maximum capital available under the facility decreased to $100 million.

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

At the end of years 2008 and 2007, there were no secured borrowings under the facility. Expenses incurred under this program totaled $0.3 million in 2008 and are included in Interest (income) expense, net on the Consolidated Statements of Earnings.

Expenses of $0.6 million and $0.9 million in 2007 and 2006, respectively, are included in Other (income) expense, net on the Consolidated Statements of Earnings.

8.	INVENTORIES

Inventories consisted of the following at December 31:

	2008	2007

Work in process	$102.4	$127.2
Finished goods	335.9	337.2

Inventories	$438.3	$464.4

9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31:

	Useful Lives
	(Years)	2008	2007

Land and improvements	20	$33.2	$37.7
Buildings and improvements	10-35	528.6	512.7
Machinery and equipment	2-10	965.8	1,023.3
Information systems	3-4	137.3	136.7
Internal use software	3-5	261.5	192.9
Furniture and other	3-7	94.5	91.7

		2,020.9	1,995.0
Accumulated depreciation		(1,157.7)	(1,126.0)

Property, plant and equipment, net		$863.2	$869.0

Depreciation expense was $203.2 million, $191.0 million and $199.5 million in 2008, 2007 and 2006, respectively.

10.	ACCRUED LIABILITIES AND OTHER LIABILITIES

Accrued liabilities, in the current liabilities section of the balance sheet, consisted of the following at December 31:

	2008	2007

Copyright fees	$117.7	$117.5
Compensation	114.6	111.0
Deferred revenue	95.0	84.1
Marketing programs	70.4	67.1
Other	297.2	330.8

Accrued liabilities	$694.9	$710.5

In accordance with the disclosure requirements of FIN 45, changes in the Company’s warranty liability for standard warranties and deferred revenue for extended warranties, are presented in the tables below:

Warranty Liability:

	2008	2007

Balance at January 1	$62.3	$62.7
Accruals for warranties issued	100.6	119.4
Accruals related to pre-existing warranties (including changes in estimates)	0.6	(1.2)
Settlements made (in cash or in kind)	(112.6)	(118.6)

Balance at December 31	$50.9	$62.3

Deferred service revenue:

	2008	2007

Balance at January 1	$188.9	$149.7
Revenue deferred for new extended warranty contracts	92.6	109.1
Revenue recognized	(77.8)	(69.9)

Balance at December 31	$203.7	$188.9

Current portion	82.9	69.7
Non-current portion	120.8	119.2

Balance at December 31	$203.7	$188.9

Both the short-term portion of warranty and the short-term portion of extended warranty are included in Accrued liabilities on the Consolidated Statements of Financial Position. Both the long-term portion of warranty and the long-term portion of extended warranty are included in Other liabilities on the Consolidated Statements of Financial Position. The split between the short-term and long-term portion of the warranty liability is not disclosed separately above due to immaterial amounts in the long-term portion.

Other liabilities, in the noncurrent liabilities section of the balance sheet, consisted of the following at December 31:

	2008	2007

Pension/Postretirement	$319.4	$117.9
Deferred revenue	125.3	124.3
Other	102.4	103.3

Other liabilities	$547.1	$345.5

11.	DEBT

Senior Notes — Long-term Debt and Current Portion of Long-term Debt

In May 2008, the company repaid its $150 million principal amount of 6.75% senior notes that were due on May 15, 2008. Additionally, in May 2008, the Company completed a public debt offering of $650 million aggregate principal amount of fixed rate senior unsecured notes. The notes are split into two tranches of five- and ten-year notes respectively. The five-year notes with an aggregate principal amount of $350 million and 5.9% coupon were priced at 99.83% to have an effective yield to maturity of 5.939% and will mature June 1, 2013 (referred to as the “2013 senior notes”). The ten-year notes with an aggregate principal amount of $300 million and 6.65% coupon were priced at 99.73% to have an effective yield to maturity of 6.687% and will mature June 1, 2018 (referred to as the “2018 senior notes”). At December 31, 2008, the outstanding balance was $648.7 million (net of unamortized discount of $1.3 million).

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

Credit Facility

Effective January 20, 2005, Lexmark entered into a $300 million 5-year senior, unsecured, multi-currency revolving credit facility with a group of banks. Under the credit facility, the Company may borrow in U.S. dollars, euros, British pounds sterling and Japanese yen. As of December 31, 2008 and 2007, there were no amounts outstanding under the credit facility.

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

Short-term Debt

Lexmark’s Brazilian operation has a short-term, uncommitted line of credit. The interest rate on this line of credit varies based upon the local prevailing interest rates at the time of borrowing. The interest rate averaged approximately 26.8% and 15.0% during 2008 and 2007, respectively. As of December 31, 2008, there was $5.5 million outstanding under the credit facility. As of December 31, 2007, there was no amount outstanding under the credit facility.

Other

Total cash paid for interest on the debt facilities amounted to $26.9 million, $12.6 million, and $12.7 million in 2008, 2007, and 2006, respectively.

The components of Interest (income) expense, net in the Consolidated Statements of Earnings are as follows:

	2008	2007	2006

Interest (income)	$(35.0)	$(34.2)	$(34.2)
Interest expense	28.9	13.0	12.1

Total	$(6.1)	$(21.2)	$(22.1)

12.	INCOME TAXES

Provision for Income Taxes

The Provision for income taxes consisted of the following:

	2008	2007	2006

Current:
Federal	$15.2	$35.4	$96.0
Non-U.S.	26.8	34.8	37.2
State and local	5.6	6.5	9.6

	47.6	76.7	142.8

Deferred:
Federal	(24.8)	(7.9)	(31.5)
Non-U.S.	14.1	(20.0)	12.3
State and local	(1.2)	(0.1)	(2.7)

	(11.9)	(28.0)	(21.9)

Provision for income taxes	$35.7	$48.7	$120.9

Earnings before income taxes were as follows:

	2008	2007	2006

U.S.	$69.7	$135.7	$219.4
Non-U.S.	206.2	213.8	239.9

Earnings before income taxes	$275.9	$349.5	$459.3

The Company realized an income tax benefit from the exercise of certain stock options in 2008, 2007 and 2006 of $3.4 million, $3.4 million and $11.8 million, respectively. This benefit resulted in a decrease in current income taxes payable and an increase in capital in excess of par.

A reconciliation of the provision for income taxes using the U.S. statutory rate and the Company’s effective tax rate was as follows:

	2008		2007		2006
	Amount	%	Amount	%	Amount	%

Provision for income taxes at statutory rate	$96.6	35.0%	$122.3	35.0%	$160.8	35.0%
State and local income taxes, net of federal tax benefit	4.8	1.7	6.8	2.0	7.5	1.6
Foreign tax differential	(44.6)	(16.2)	(42.2)	(12.1)	(23.9)	(5.2)
Research and development credit	(5.4)	(1.9)	(5.6)	(1.6)	(6.8)	(1.5)
Tax-exempt interest, net of related expenses	(0.8)	(0.3)	(1.4)	(0.4)	(3.6)	(0.8)
Valuation allowance	(0.6)	(0.2)	0.2	0.1	7.9	1.7
Reversals of previously accrued taxes	(11.6)	(4.2)	(18.4)	(5.3)	(14.3)	(3.1)
Adjustments to previously recorded taxes	—	—	(11.2)	(3.2)	—	—
Other	(2.7)	(1.0)	(1.8)	(0.6)	(6.7)	(1.4)

Provision for income taxes	$35.7	12.9%	$48.7	13.9%	$120.9	26.3%

The effective income tax rate was 12.9% for the year ended December 31, 2008. The 1.0 percentage point reduction of the effective tax rate from 2007 to 2008 was due to a reduction of 5.3 percentage points, primarily related to the geographic shift in earnings along with a variety of other factors, partially offset by a smaller amount of reversals and adjustments to previously accrued taxes in 2008 (increase of

4.3 percentage points). During 2008, the Company reversed $11.6 million of previously accrued taxes principally due to the settlement of the U.S. tax audit for years 2004 and 2005.

The effective income tax rate was 13.9% for the year ended December 31, 2007. The 12.4 percentage point reduction YTY of the effective tax rate was primarily due to a geographic shift of earnings (6.9 percentage points) as well as reversals and adjustments of previously accrued taxes (5.4 percentage points). During 2007, the Company reversed $18.4 million of previously accrued taxes principally due to the settlement of a tax audit outside the U.S. and recorded $11.2 million of adjustments to previously recorded tax amounts. Specific to the fourth quarter of 2007, the Company recorded adjustments of $6.4 million to previously recorded tax amounts. The impact of these adjustments was insignificant to prior periods.

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

During 2006, the Company was subject to a tax holiday in Switzerland with respect to the earnings of one of the Company’s wholly-owned Swiss subsidiaries. The holiday expired at the end of 2006. The benefit derived from the tax holiday was $1.6 million in 2006.

Deferred income tax assets and (liabilities)

Significant components of deferred income tax assets and (liabilities) at December 31 were as follows:

	2008	2007

Deferred tax assets:
Tax loss carryforwards	$1.4	$2.6
Credit carryforwards	5.2	4.3
Inventories	18.7	14.5
Restructuring	10.8	7.5
Pension	98.7	14.7
Warranty	9.2	11.2
Postretirement benefits	20.8	21.9
Equity compensation	31.4	28.5
Other compensation	10.2	21.1
Other	57.6	34.1
Deferred tax liabilities:
Property, plant and equipment	(20.5)	(32.7)
Foreign exchange	(2.4)	(2.6)

	241.1	125.1
Valuation allowances	(0.7)	(0.9)

Net deferred tax assets	$240.4	$124.2

The Company has non-U.S. tax loss carryforwards of $6.4 million, of which $4.0 million is subject to a valuation allowance. The remaining $2.4 million is made up of losses in several jurisdictions. The carryforward periods range from 6 years to indefinite. The Company believes that, for any tax loss carryforward where a valuation allowance has not been provided, the associated asset will be realized because there will be sufficient income in the future to absorb the loss.

Deferred income taxes have not been provided on the majority of the undistributed earnings of foreign subsidiaries because such earnings are indefinitely reinvested. Undistributed earnings of non-U.S. subsidiaries included in the consolidated retained earnings were approximately $1,152.3 million as of December 31, 2008. It is not practicable to estimate the amount of additional tax that may be payable on the foreign earnings. The Company does not plan to initiate any action that would precipitate the payment of income taxes.

FIN 48 Disclosures

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

The amount of unrecognized tax benefits at December 31, 2008, was $29.3 million, all of which would affect the Company’s effective tax rate if recognized. The amount of unrecognized tax benefits at December 31, 2007, was $53.5 million, of which $43.5 million would affect the Company’s effective tax rate if recognized.

The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of its income tax provision. As of December 31, 2008, the Company had $3.7 million of accrued interest and penalties. For 2008, the Company recognized in its statement of earnings a net benefit of $1.0 million related to interest and penalties. As of December 31, 2007, the Company had $7.4 million of accrued interest and penalties. For 2007, the Company recognized in its statement of earnings a net benefit of $4.2 million for interest and penalties.

It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the expiration of various statutes of limitations or the conclusion of ongoing tax audits in various jurisdictions around the world. If those events occur within the next 12 months, the Company estimates that its unrecognized tax benefits amount could decrease by an amount in the range of $0 to $6 million, the impact of which would affect the Company’s effective tax rate.

Several tax years are subject to examination by major tax jurisdictions. In the U.S., federal tax years 2006 and after are subject to examination. The Internal Revenue Service (“IRS”) is currently auditing tax years 2006 and 2007. In France, tax years 2006 and after are subject to examination. In Switzerland, tax years 2003 and after are subject to examination. In most of the other countries where the Company files income tax returns, 2003 is the earliest tax year that is subject to examination. The Company believes that adequate amounts have been provided for any adjustments that may result from those examinations.

A reconciliation of the total beginning and ending amounts of unrecognized tax benefits is as follows:

	2008	2007

Balance at January 1	$53.5	$59.8
Increases/(decreases) in unrecognized tax benefits as a result of tax positions taken during a prior period	(5.1)	(5.5)
Increases/(decreases) in unrecognized tax benefits as a result of tax positions taken during the current period	5.9	10.4
Increases/(decreases) in unrecognized tax benefits relating to settlements with taxing authorities	(24.2)	(11.2)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(0.8)	—

Balance at December 31	$29.3	$53.5

Other

Cash paid for income taxes was $97.8 million, $76.1 million and $134.4 million in 2008, 2007 and 2006, respectively.

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

13.	STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE EARNINGS (LOSS)

The Class A Common Stock is voting and exchangeable for Class B Common Stock in very limited circumstances. The Class B Common Stock is non-voting and is convertible, subject to certain limitations, into Class A Common Stock.

At December 31, 2008, approximately 790.2 million and 1.8 million shares of Class A and Class B Common Stock were unissued and unreserved. These shares are available for a variety of general corporate purposes, including future public offerings to raise additional capital and for facilitating acquisitions.

In May 2008, the Company received authorization from the board of directors to repurchase an additional $750 million of its Class A Common Stock for a total repurchase authority of $4.65 billion. As of December 31, 2008, there was approximately $0.5 billion of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During 2008, the Company repurchased approximately 17.5 million shares at a cost of approximately $0.6 billion, including two accelerated share repurchase agreements discussed below. As of December 31, 2008, since the inception of the program in April 1996, the Company had repurchased approximately 91.6 million shares for an aggregate cost of approximately $4.2 billion. As of December 31, 2008, the Company had reissued approximately 0.5 million shares of previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million, 16.0 million and 16.0 million shares of treasury stock in 2005, 2006 and 2008, respectively, the net treasury shares outstanding at December 31, 2008, were 15.1 million.

In December 2005, October 2006 and October 2008, the Company received authorization from the board of directors to retire 44.0 million, 16.0 million and 16.0 million shares, respectively, of the Company’s Class A Common Stock currently held in the Company’s treasury as treasury stock. The retired shares resumed the status of authorized but unissued shares of Class A Common Stock. Refer to the Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings for the effects on Common stock, Capital in excess of par, Retained earnings and Treasury stock from the retirement of the 16.0 million shares of Class A Common Stock in 2006 and 16.0 million shares of Class A Common Stock in 2008.

In 1998, the Company’s board of directors adopted a stockholder rights plan (the “Rights Plan”) which provides existing stockholders with the right to purchase one one-thousandth (0.001) of a share of Series A Junior Participating preferred stock for each share of Class A and Class B Common Stock held in the event of certain changes in the Company’s ownership. The rights expired on January 31, 2009.

Accelerated Share Repurchase Agreements

The Company executed two accelerated share repurchase agreements (“ASR”) with financial institution counterparties in 2008, resulting in a total of 8.7 million shares repurchased at a cost of $250.0 million over the third and fourth quarter. The impact of the two ASRs is included in the share repurchase totals provided in the preceding paragraphs. The settlement provisions of both ASRs were essentially forward contracts, and were accounted for under the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-19

Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock as equity instruments. The details of each ASR are provided in the following paragraphs.

On August 28, 2008, the Company entered into an accelerated share repurchase agreement with a financial institution counterparty. Under the terms of the ASR, the Company paid $150.0 million targeting 4.1 million shares based on an initial price of $36.90. On September 3, 2008, the Company took delivery of 85% of the shares, or 3.5 million shares at a cost of $127.5 million. The final number of shares to be delivered by the counterparty under the ASR was dependent on the average of the daily volume weighted average price of the Company’s common stock over the agreement’s trading period, a discount, and the initial number of shares delivered. Under the terms of the ASR, the Company would either receive additional shares from the counterparty or be required to deliver additional shares or cash to the counterparty. The Company controlled its election to either deliver additional shares or cash to the counterparty. On October 21, 2008, the counterparty delivered 1.2 million shares in final settlement of the agreement, bringing the total shares repurchased under the ASR to 4.7 million at a total cost of $150.0 million at an average price per share of $31.91.

On October 21, 2008, the Company entered into an accelerated share repurchase agreement with another financial institution counterparty. Under the terms of the ASR, the Company paid $100.0 million targeting 3.9 million shares based on an initial price of $25.71. On October 24, 2008, the Company took delivery of 85% of the shares, or 3.3 million shares at a cost of $85.0 million. The final number of shares to be delivered by the counterparty under the ASR was dependent on the average of the daily volume weighted average price of the Company’s common stock over the agreement’s trading period, a discount, and the initial number of shares delivered. Under the terms of the ASR, the Company would either receive additional shares from the counterparty or be required to deliver additional shares or cash to the counterparty. The Company controlled its election to either deliver additional shares or cash to the counterparty. On December 26, 2008, the counterparty delivered 0.7 million shares in final settlement of the agreement, bringing the total shares repurchased under the ASR to 4.0 million at a total cost of $100.0 million at an average price per share of $25.22.

Other Comprehensive Earnings (Loss)

Comprehensive earnings (loss) for the years ended December 31, net of taxes, consists of the following:

	2008	2007	2006

Net earnings	$240.2	$300.8	$338.4
Other comprehensive earnings (loss):
Foreign currency translation adjustment (net of tax benefit of $5.5 in 2008)	(63.4)	22.5	22.3
Cash flow hedging, net of reclassifications (net of tax benefit (liability) of $0.1 in 2007, and $0.2 in 2006)	—	(0.7)	(6.4)
Minimum pension liability adjustments (net of tax (liability) benefit of $(16.5) in 2006)	—	—	26.9
SFAS 158 pension or other postretirement benefits, net of reclassifications (net of tax benefit (liability) of $80.0 in 2008 and $(2.8) in 2007)	(124.0)	17.5	—
Net unrealized gain (loss) on marketable securities (net of tax (liability) benefit of $0.4 in 2008, $(0.0) in 2007 and $(0.1) in 2006)	(1.3)	—	0.6

Comprehensive earnings	$51.5	$340.1	$381.8

Accumulated other comprehensive (loss) earnings for the years ended December 31 consists of the following:

	Foreign			Pension or	Net Unrealized	Accumulated
	Currency		Minimum	Other	(Loss) Gain on	Other
	Translation	Cash Flow	Pension	Postretirement	Marketable	Comprehensive
	Adjustment	Hedges	Liability	Benefits	Securities	(Loss) Earnings

Balance at 12/31/05	$(15.2)	$7.1	$(154.6)	$—	$(0.6)	$(163.3)
2006 Change	22.3	(6.4)	26.9	—	0.6	43.4
Adoption of SFAS 158	—	—	127.7	(138.7)	—	(11.0)

Balance at 12/31/06	7.1	0.7	—	(138.7)	—	(130.9)
2007 Change	22.5	(0.7)	—	17.5	—	39.3

Balance at 12/31/07	$29.6	$—	$—	$(121.2)	$—	$(91.6)
2008 Change	(63.4)	—	—	(124.0)	(1.3)	(188.7)

Balance at 12/31/08	$(33.8)	$—	$—	$(245.2)	$(1.3)	$(280.3)

14.	EARNINGS PER SHARE (“EPS”)

The following table presents a reconciliation of the numerators and denominators of the basic and diluted net EPS calculations for the years ended December 31:

	2008	2007	2006

Numerator:
Net earnings	$240.2	$300.8	$338.4

Denominator:
Weighted average shares used to compute basic EPS	88.9	95.3	102.8
Effect of dilutive securities — employee stock plans	0.3	0.5	0.7

Weighted average shares used to compute diluted EPS	89.2	95.8	103.5

Basic net EPS	$2.70	$3.16	$3.29
Diluted net EPS	$2.69	$3.14	$3.27

RSUs and stock options totaling an additional 10.4 million, 5.1 million and 5.3 million of Class A Common Stock in 2008, 2007 and 2006, respectively, were outstanding but were not included in the computation of diluted net earnings per share because the effect would have been antidilutive.

The Company executed two accelerated share repurchase agreements (“ASR”) with financial institution counterparties in 2008, resulting in a total of 8.7 million shares repurchased at a cost of $250.0 million over the third and fourth quarter. The ASRs had a favorable impact to 2008 basic and diluted EPS of $0.06. The settlement provisions established in the agreements were essentially forward contracts and therefore potentially dilutive common stock equivalents that must be evaluated under Emerging Issues Task Force (“EITF”) Topic No. D-72 Effect of Contracts That May Be Settled in Stock or Cash on the Computation of Diluted Earnings per Share until final settlement. At December 31, 2008, there were no outstanding settlement provisions to evaluate for potential dilution. Refer to Part II, Item 8, Note 13 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s accelerated share repurchase agreements.

15.	PENSION AND OTHER POSTRETIREMENT PLANS

Lexmark and its subsidiaries have defined benefit and defined contribution pension plans that cover certain of its regular employees, and a supplemental plan that covers certain executives. Medical, dental and life insurance plans for retirees are provided by the Company and certain of its non-U.S. subsidiaries.

Effective April 3, 2006, Lexmark froze pension benefits in its defined benefit pension plan for U.S. employees and at the same time changed from a maximum Company matching contribution of three percent of eligible compensation to an automatic Company contribution of one percent and a maximum Company matching contribution of five percent to Lexmark’s existing 401(k) plan. As a result, during 2006, the Company recognized a $9.9 million pension curtailment gain due to the freeze of benefit accruals in the U.S. Additionally, in 2006, 2007 and 2008, the Company made a maximum Company matching contribution of six percent to a nonqualified deferred compensation plan on compensation amounts in excess of IRS qualified plan limits.

The Pension Protection Act of 2006 (“the Act”) was enacted on August 17, 2006. Most of its provisions have become effective in 2008. The Act significantly changes the funding requirements for single-employer defined benefit pension plans. The funding requirements are now largely based on a plan’s calculated funded status, with faster amortization of any shortfalls. The Act directs the U.S. Treasury Department to develop a new yield curve to discount pension obligations for determining the funded status of a plan when calculating the funding requirements.

Defined Benefit Plans

The non-U.S. pension plans are not significant and use economic assumptions similar to the U.S. pension plan and therefore are not shown separately in the following disclosures.

Obligations and funded status at December 31:

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007

Change in Benefit Obligation:
Benefit obligation at beginning of year	$762.2	$777.1	$47.8	$46.6
Service cost	3.5	2.6	1.5	1.7
Interest cost	45.0	42.3	2.7	2.5
Contributions by plan participants	3.5	3.4	3.6	4.2
Actuarial gain	(6.7)	(19.4)	(4.6)	(1.1)
Benefits paid	(53.9)	(53.3)	(5.9)	(6.5)
Foreign currency exchange rate changes	(20.8)	7.6	—	—
Plan amendments and adjustments	—	0.6	—	—
Settlement, curtailment or special termination losses	1.6	1.3	—	0.4

Benefit obligation at end of year	734.4	762.2	45.1	47.8

Change in Plan Assets:
Fair value of plan assets at beginning of year	714.4	718.5	—	—
Actual return on plan assets	(177.4)	34.5	—	—
Contributions by the employer	4.3	4.0	2.3	2.3
Benefits paid	(53.9)	(53.3)	(5.9)	(6.5)
Foreign currency exchange rate changes	(21.9)	7.3	—	—
Plan amendments and adjustments	—	0.5	—	—
Contributions by plan participants	3.5	3.4	3.6	4.2
Settlements	—	(0.5)	—	—

Fair value of plan assets at end of year	469.0	714.4	—	—

Unfunded status at end of year	(265.4)	(47.8)	(45.1)	(47.8)
Net loss	408.9	203.5	6.9	12.1
Prior service cost (credit)	0.3	0.3	(11.5)	(15.7)

Net amount recognized	$143.8	$156.0	$(49.7)	$(51.4)

Amounts Recognized in the Consolidated Statements of Financial Position:
Noncurrent assets	$7.2	$19.1	$—	$—
Current liabilities	(1.3)	(1.3)	(4.1)	(3.5)
Noncurrent liabilities	(271.3)	(65.6)	(41.0)	(44.3)
Accumulated other comprehensive loss (earnings), net of tax	247.9	123.3	(2.7)	(2.2)
Deferred tax assets	162.1	82.5	—	—
Deferred tax liabilities	(0.8)	(2.0)	(1.9)	(1.4)

Net amount recognized	$143.8	$156.0	$(49.7)	$(51.4)

The accumulated benefit obligation for all of the Company’s defined benefit pension plans was $729.6 million and $756.0 million at December 31, 2008 and 2007, respectively.

Pension plans with a benefit obligation in excess of plan assets at December 31:

	2008		2007
	Benefit	Plan	Benefit	Plan
	Obligation	Assets	Obligation	Assets

Plans with projected benefit obligation in excess of plan assets	$664.5	$391.8	$664.6	$597.7
Plans with accumulated benefit obligation in excess of plan assets	661.0	391.6	659.9	597.5

Components of net periodic benefit cost:

				Other Postretirement
	Pension Benefits			Benefits
	2008	2007	2006	2008	2007	2006

Net Periodic Benefit Cost:
Service cost	$3.5	$2.6	$7.9	$1.5	$1.7	$1.8
Interest cost	45.0	42.3	42.0	2.7	2.5	2.5
Expected return on plan assets	(50.0)	(48.8)	(49.2)	—	—	—
Amortization of prior service cost (credit)	—	—	—	(3.9)	(4.0)	(3.8)
Amortization of net loss	11.2	15.1	17.2	0.5	0.9	1.0
Settlement, curtailment or special termination (gains) losses	1.7	2.0	(5.4)	(0.3)	0.1	(0.1)

Net periodic benefit cost	$11.4	$13.2	$12.5	$0.5	$1.2	$1.4

Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive income (“AOCI”) (pre-tax) for the year ended December 31, 2008:

		Other
	Pension	Postretirement
	Benefits	Benefits

Net loss (gain) arising during the period	$221.1	$(4.6)
Effect of foreign currency exchange rate changes on amounts included in AOCI	(5.0)	—
Less amounts recognized as a component of net periodic benefit cost:
Amortization or settlement recognition of net loss	(11.2)	(0.5)
Amortization or curtailment recognition of prior service cost (credit)	—	4.2

Total amount recognized in AOCI for the period	204.9	(0.9)

Total amount recognized in net periodic benefit cost and AOCI for the period	$216.3	$(0.4)

The estimated net loss for the defined benefit pension plans that will be amortized from Accumulated other comprehensive earnings (loss) into net periodic benefit cost over the next fiscal year is $15 million. The estimated prior service credit for the other defined benefit postretirement plans that will be amortized from Accumulated other comprehensive earnings (loss) into net periodic benefit cost over the next fiscal year is $4 million.

Assumptions:

			Other Postretirement
	Pension Benefits		Benefits
	2008	2007	2008	2007

Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31:
Discount rate	6.2%	6.2%	6.4%	6.0%
Rate of compensation increase	2.8%	3.5%	4.0%	4.0%

	Pension			Other
	Benefits			Postretirement Benefits
	2008	2007	2006	2008	2007	2006

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31:
Discount rate	6.2%	5.7%	5.5%	6.0%	5.7%	5.6%
Expected long-term return on plan assets	7.6%	7.6%	7.6%	—	—	—
Rate of compensation increase	3.5%	2.9%	3.9%	4.0%	4.0%	4.0%

Plan assets:

Plan assets are invested in equity securities, government and agency securities, mortgage-backed securities, commercial mortgage-backed securities, asset-backed securities, corporate debt, annuity contracts and other securities. The U.S. defined benefit plan comprises a significant portion of the assets and liabilities relating to the defined benefit plans. The investment goal of the U.S. defined benefit plan is to achieve an adequate net investment return in order to provide for future benefit payments to its participants. Beginning in December 2008, asset allocation percentages are targeted to be 65% equity and 35% fixed income investments. The U.S. defined benefit plan expects to employ professional investment managers during 2009 to invest in new asset classes, including international developed equity, emerging market equity, high yield bonds and emerging market debt. Prior to December 2008, the target asset allocation percentages were 75% equity investments and 25% fixed income investments. Each investment manager operates under an investment management contract that includes specific investment guidelines, requiring among other actions, adequate diversification, prudent use of derivatives and standard risk management practices such as portfolio constraints relating to established benchmarks. The plan currently uses, and intends to use during the asset allocation transition in 2009 noted above, a combination of both active management and passive index funds to achieve its investment goals.

Lexmark’s U.S. pension plan’s weighted-average asset allocations at December 31, 2008 and 2007, by asset category were as follows:

	2008	2007

Equity investments	70%	75%
Fixed income investments	30%	25%

Total	100%	100%

Defined Contribution Plans

Lexmark also sponsors defined contribution plans for employees in certain countries. Company contributions are generally based upon a percentage of employees’ contributions. The Company’s expense under these plans was $25.1 million, $25.8 million and $20.5 million in 2008, 2007 and 2006, respectively.

Additional Information

Other postretirement benefits:

For measurement purposes, a 8.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2009. The rate is assumed to decrease gradually to 5.25% in 2015 and remain at that level thereafter. A one-percentage-point change in the health care cost trend rate would have a de minimus effect on the benefit cost and obligation since preset caps have been met for the net employer cost of postretirement medical benefits.

Related to Lexmark’s acquisition of the Information Products Corporation from IBM in 1991, IBM agreed to pay for its pro rata share (currently estimated at $26.2 million) of future postretirement benefits for all the Company’s U.S. employees based on pro rated years of service with IBM and the Company.

Cash flows:

In 2009, the Company is currently expecting to contribute approximately $100 million to its pension and other postretirement plans.

Lexmark estimates that the future benefits payable for the pension and other postretirement plans are as follows:

		Other Postretirement
	Pension Benefits	Benefits

2009	49.6	4.0
2010	49.0	4.4
2011	48.7	4.7
2012	48.6	4.7
2013	48.5	4.7
2014-2018	260.0	24.5

16.	DERIVATIVES, FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

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

Lexmark uses the following hedging strategies to reduce the potentially adverse effects that market volatility may have on its operating results:

Fair Value Hedges:  Fair value hedges are hedges of recognized assets or liabilities. Lexmark enters into forward exchange contracts to hedge accounts receivable, accounts payable and other monetary assets and liabilities. The forward contracts used in this program generally mature in three months or less, consistent with the underlying asset and liability. Foreign exchange option contracts, as well as forward contracts, may be used as fair value hedges in situations where derivative instruments, for which hedge accounting has been discontinued, expose earnings to further change in exchange rates. Although, the Company has historically used interest rate swaps to convert fixed rate financing activities to variable rates, there were no interest rate swaps outstanding as of December 31, 2008.

Cash Flow Hedges:  Cash flow hedges are hedges of forecasted transactions or of the variability of cash flows to be received or paid related to a recognized asset or liability. During 2007 and 2006, Lexmark had entered into foreign exchange options and forward exchange contracts, generally expiring within twelve months, as hedges of anticipated purchases and sales that are denominated in foreign currencies. These contracts were entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates. However, the Company did not use foreign exchange cash flow hedges during 2008. The Company enters into currency swap contracts to hedge foreign currency risks that result from the transfer of various currencies within the Company. The currency swap contracts entered into generally expire within one month.

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

As of December 31, 2008, the Company had no derivative assets recorded in Prepaid expenses and other current assets and $1.5 million of derivative liabilities recorded in Accrued liabilities on the Consolidated Statements of Financial Position. As of December 31, 2007, the Company had derivative assets of $0.7 million recorded in Prepaid expenses and other current assets and no derivative liabilities recorded in Accrued liabilities on the Consolidated Statements of Financial Position. As of December 31, 2008 and 2007, there were no deferred gains or losses on derivative instruments recorded in Accumulated other comprehensive earnings (loss.)

Lexmark formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge items. This process includes linking all derivatives that are designated as fair value and cash flow to specific assets and liabilities on the balance sheet. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair value or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively, as discussed below.

Lexmark discontinues hedge accounting prospectively when (1) it is determined that a derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item or (2) the derivative expires or is sold, terminated or exercised. When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value hedge, the derivative will continue to be carried on the Consolidated Statements of Financial Position at its fair value. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the

Consolidated Statements of Financial Position, with changes in its fair value recognized in current period earnings. An immaterial portion of the Company’s cash flow hedges was determined to be ineffective, and recognized in current period earnings during 2007 and 2006.

Lexmark recorded $18.5 million, $8.2 million and $4.6 million of aggregate net foreign currency transaction losses in 2008, 2007 and 2006, respectively. The aggregate foreign currency transaction net loss amounts include the gains/losses on the Company’s foreign currency fair value hedges for all periods presented.

Financial Instruments

In May 2008, the Company repaid its $150.0 million principal amount of 6.75% senior notes that were due on May 15, 2008. Additionally, in May 2008, the Company completed a public debt offering of $650.0 million aggregate principal amount of fixed rate senior unsecured notes. As of December 31, 2008, the carrying value of Lexmark’s $650.0 million of senior note debt was $648.7 million and the fair value was $505.0 million. The fair value of the debt was estimated based on current rates available to the Company for debt with similar characteristics. As of December 31, 2007, the carrying value of Lexmark’s $150.0 million of senior note debt was $149.9 million and the fair value was $150.3 million. The fair value of the debt was estimated based on current rates available to the Company for debt with similar characteristics. As the notes matured in May 2008, the senior notes were reclassified from Long-term debt to Current portion of long-term debt during 2007. As of December 31, 2008, the carrying value of the company’s short-term debt was $5.5 million, which approximated its fair value. As of December 31, 2007, the Company had no short-term debt outstanding.

During October 2003, Lexmark entered into interest rate swap contracts to convert its $150.0 million principal amount of 6.75% senior notes from a fixed interest rate to a variable interest rate. The interest rate swaps were designated as a fair value hedge of the Company’s $150.0 million long-term debt. The interest rate swaps were recorded at their fair value and the Company’s long-term debt was adjusted by the same corresponding value in accordance with the short-cut method of SFAS 133. The fair value of the interest rate swaps was combined with the fair value adjustment of the Company’s senior note debt due to immateriality and was presented in Current portion of long-term debt at December 31, 2007 on the Consolidated Statements of Financial Position. In May 2008, the interest rate swap contracts expired concurrently with the repayment of the $150.0 million debt. As of December 31, 2007, the fair value of the interest rate swap contracts was an asset of $0.1 million.

Concentrations of Risk

Lexmark’s main concentrations of credit risk consist primarily of short-term cash investments, marketable securities and trade receivables. Short-term cash and marketable securities investments are made in a variety of high quality securities with prudent diversification requirements. The Company seeks diversification among its cash investments by limiting the amount of cash investments that can be made with any one obligor. Credit risk related to trade receivables is dispersed across a large number of customers located in various geographic areas. Collateral such as letters of credit and bank guarantees is required in certain circumstances. Lexmark sells a large portion of its products through third-party distributors and resellers and original equipment manufacturer (“OEM”) customers. If the financial condition or operations of these distributors, resellers and OEM customers were to deteriorate substantially, the Company’s operating results could be adversely affected. The three largest distributor, reseller and OEM customer trade receivable balances collectively represented $188 million or approximately 30% of total trade receivables at December 31, 2008, and $281 million or approximately 46% of total trade receivables at December 31, 2007, of which Dell receivables were $125 million or approximately 20% of total trade receivables at December 31, 2008, and $207 million or approximately 34% of total trade receivables at December 31, 2007. However, Lexmark performs ongoing credit evaluations of the financial position of its third-party distributors, resellers and other customers to determine appropriate credit limits.

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

17.	COMMITMENTS AND CONTINGENCIES

Commitments

Lexmark is committed under operating leases (containing various renewal options) for rental of office and manufacturing space and equipment. Rent expense (net of rental income) was $55.6 million, $55.1 million and $49.9 million in 2008, 2007 and 2006, respectively. Future minimum rentals under terms of non-cancelable operating leases (net of sublease rental income commitments) as of December 31, 2008, were as follows:

	2009	2010	2011	2012	2013	Thereafter

Minimum lease payments (net of sublease rental income)	$35.7	$24.7	$16.0	$9.8	$4.7	$3.0

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

Copyright fees

Certain countries (primarily in Europe) and/or collecting societies representing copyright owners’ interests have taken action to impose fees on devices (such as scanners, printers and multifunction devices) alleging the copyright owners are entitled to compensation because these devices enable reproducing copyrighted content. Other countries are also considering imposing fees on certain devices. The amount of fees, if imposed, would depend on the number of products sold and the amounts of the fee on each product, which will vary by product and by country. The Company has accrued amounts that it believes are adequate to address the risks related to the copyright fee issues currently pending. The financial impact on the Company, which will depend in large part upon the outcome of local legislative processes, the Company’s and other industry participants’ outcome in contesting the fees and the Company’s ability to mitigate that impact by increasing prices, which ability will depend upon competitive market conditions, remains uncertain. As of December 31, 2008 and 2007, the Company has accrued approximately $118 million and $117 million, respectively, for the pending copyright fee issues, including litigation proceedings, local legislative initiatives and/or negotiations with the parties involved.

As of December 31, 2008, approximately $56 million of the $118 million accrued for the copyright fee issues was related to single function printer devices sold in Germany prior to December 31, 2007. On December 6, 2007, the Bundesgerichtshof (the “German Federal Supreme Court”) issued a judgment in litigation brought by VerwertungsGesellschaft Wort (“VG Wort”), a collection society representing certain copyright holders, against Hewlett-Packard Company (“HP”), finding that single function printer devices sold in Germany prior to December 31, 2007 were not subject to the law authorizing the German copyright fee levy (German Federal Supreme Court, file reference I ZR 94/05). The Company and VG Wort entered into an agreement pursuant to which both VG Wort and the Company agreed to be bound by the outcome of the VG Wort/HP litigation. VG Wort filed a claim with the German Federal Constitutional Court (Bundesverfassungsgericht, the “Constitutional Court”) challenging the decision of the German

Federal Supreme Court. The Company believes the amount accrued represents its best estimate of the copyright fee issues currently pending.

For those all-in-one and/or multifunctional devices (“AIO/MFDs”) sold in Germany prior to December 31, 2001, Lexmark has reached a satisfactory resolution with VG Wort and has paid the applicable copyright fee levies.

For those AIO/MFDs sold in Germany after December 31, 2001 through December 31, 2007, VG Wort instituted non-binding arbitration proceedings against the Company in December 2006 before the arbitration board of the Patent and Trademark Office relating to whether and to what extent copyright levies should be imposed on such AIO/MFDs. A non-binding proposal was served in the arbitration proceeding on December 24, 2008. This proposal has been rejected by the parties. VG Wort has the option to file a lawsuit against Lexmark in the Regional Appeal Court in Munich, Germany seeking levies on AIO/MFDs for the aforementioned period.

For those single function printer devices and AIO/MFDs sold in Germany by the Company after December 31, 2007, pursuant to the new German Copyright Act applicable as of January 1, 2008, the Company, other industry participants and the collecting societies have agreed upon an applicable levy rate for such sales of single function printer devices and AIO/MFDs and the Company has agreed to collect and pay such levies as appropriate.

The Company believes the amounts accrued represent its best estimate of the copyright fee issues currently pending and these accruals are included in Accrued liabilities on the Consolidated Statements of Financial Position.

18.	SEGMENT DATA

Lexmark manufactures and sells a variety of printing and multifunction products and related supplies and services and is primarily managed along its divisional segments: PSSD, formerly known as the Business market segment, and ISD, formerly known as the Consumer market segment. The Company evaluates the performance of its segments based on revenue and operating income, and does not include segment assets or other income and expense items for management reporting purposes. Segment operating income (loss) includes: selling, general and administrative; research and development; restructuring and related charges; and other expenses, certain of which are allocated to the respective segments based on internal measures and may not be indicative of amounts that would be incurred on a stand alone basis or may not be indicative of results of other enterprises in similar businesses. All other operating income (loss) includes significant expenses that are managed outside of the reporting segments. These unallocated costs include such items as information technology expenses, occupancy costs, stock-based compensation and certain other corporate and regional general and administrative expenses such as finance, legal and human resources.

The following table includes information about the Company’s reportable segments for the year ended December 31:

	2008	2007	2006

Revenue:
PSSD	$2,981.6	$2,999.2	$2,869.1
ISD	1,546.8	1,974.7	2,239.0

Total revenue	$4,528.4	$4,973.9	$5,108.1

Operating income (loss):
PSSD	$497.1	$612.0	$600.1
ISD	137.1	93.4	246.0
All other	(357.0)	(384.1)	(403.6)

Total operating income (loss)	$277.2	$321.3	$442.5

In connection with the Company’s restructuring plans, operating income (loss) noted above for the year ended December 31, 2008, includes restructuring-related charges of $23.0 million in ISD, $19.8 million in PSSD and $19.3 million in All other.

In connection with the 2007 Restructuring Plan, operating income (loss) noted above for the year ended December 31, 2007, included employee termination benefit charges of $13.9 million in ISD, $6.5 million in PSSD and $10.4 million in All other.

In connection with the 2006 restructuring, operating income (loss) noted above for the year ended December 31, 2006, included restructuring-related charges of $54.7 million in ISD, $35.2 million in PSSD and $31.2 million in All other. All other operating income also included a $9.9 million pension plan freeze benefit.

During 2008, 2007 and 2006, one customer, Dell, accounted for $595.7 million or approximately 13%, $717 million or approximately 14% and $744 million or approximately 15%, of the Company’s total revenue, respectively. Sales to Dell are included in both PSSD and ISD.

The following is revenue by geographic area for the year ended December 31:

	2008	2007	2006

Revenue:
United States	$1,864.8	$2,140.3	$2,245.3
EMEA (Europe, the Middle East & Africa)	1,742.9	1,827.2	1,843.1
Other International	920.7	1,006.4	1,019.7

Total revenue	$4,528.4	$4,973.9	$5,108.1

Sales are attributed to geographic areas based on the location of customers. Other International revenue includes exports from the U.S. and Europe.

The following is long-lived asset information by geographic area as of December 31:

	2008	2007	2006

Long-lived assets:
United States	$468.8	$416.9	$422.0
EMEA (Europe, the Middle East & Africa)	24.5	34.3	45.0
Other International	369.9	417.8	379.8

Total long-lived assets	$863.2	$869.0	$846.8

Long-lived assets include property, plant and equipment, net of accumulated depreciation.

The following is revenue by product category for the year ended December 31:

	2008	2007	2006

Revenue:
Laser and inkjet printers	$1,196.8	$1,498.3	$1,663.0
Laser and inkjet supplies	3,117.5	3,248.6	3,211.6
Other	214.1	227.0	233.5

Total revenue	$4,528.4	$4,973.9	$5,108.1

19.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
(In Millions, Except Per Share Amounts)	Quarter	Quarter	Quarter	Quarter

2008:
Revenue	$1,175.1	$1,138.8	$1,130.7	$1,083.7
Gross profit (1)	435.5	417.2	367.7	314.2
Operating income (1)	122.3	100.9	54.0	—
Net earnings (1)	101.7	83.7	36.6	18.1
Basic EPS* (1)	$1.07	$0.89	$0.42	$0.23
Diluted EPS* (1)	1.07	0.89	0.42	0.23
Stock prices:
High	$37.68	$37.18	$36.90	$32.75
Low	28.02	30.36	30.28	23.25

2007:
Revenue	$1,260.6	$1,208.2	$1,195.4	$1,309.7
Gross profit (2)	422.8	370.2	332.6	438.0
Operating income (2)	121.1	65.6	20.5	114.1
Net earnings (2)	92.4	64.2	45.2	99.0
Basic EPS* (2)	$0.96	$0.68	$0.48	$1.04
Diluted EPS* (2)	0.95	0.67	0.48	1.04
Stock prices:
High	$73.20	$62.01	$49.73	$43.80
Low	57.81	48.93	35.71	32.85

The sum of the quarterly data may not equal annual amounts due to rounding.

*	The sum of the quarterly earnings per share amounts does not necessarily equal the annual earnings per share due to changes in average share calculations. This is in accordance with prescribed reporting requirements.

(1)	Net earnings for the first quarter of 2008 included $12.6 million of pre-tax restructuring-related charges and project costs in connection with the Company’s restructuring plans.

Net earnings for the second quarter of 2008 included $8.8 million of pre-tax restructuring-related charges and project costs in connection with the Company’s restructuring plans.

Net earnings for the third quarter of 2008 included $24.5 million of pre-tax restructuring-related charges and project costs in connection with the Company’s restructuring plans.

Net earnings for the fourth quarter of 2008 included $46.8 million of pre-tax restructuring-related charges and project costs in connection with the Company’s restructuring plans.

(2)	Net earnings for the first quarter of 2007 included $5.7 million of pre-tax project costs in connection with the Company’s 2006 actions and a $3.5 million pre-tax gain on the sale of the Company’s Scotland facility.

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

Net earnings for the fourth quarter of 2007 included $24.2 million and $3.4 million of pre-tax restructuring-related charges and project costs, respectively, in connection with the 2007 Restructuring Plan, $2.5 million of pre-tax project costs in connection with the 2006 actions and adjustments of $6.4 million to previously recorded tax amounts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lexmark International, Inc.:

In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of earnings, of cash flows and of stockholders’ equity and comprehensive earnings present fairly, in all material respects, the financial position of Lexmark International, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the Index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control Over Financial Reporting” appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans in 2006 and uncertain tax positions in 2007.

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

Lexington, Kentucky
February 25, 2009

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2008. Based upon that evaluation, the Company’s Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and were effective as of December 31, 2008 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 106.

Changes in Internal Control Over Financial Reporting

Beginning in the third quarter of 2006 and continuing through the fourth quarter of 2008, the Company continued its process of centralizing certain of its accounting and other finance functions and order-to-cash functions from various countries to shared service centers. As a result, certain changes in basic processes and internal controls and procedures for day-to-day accounting functions and financial reporting were made. In the second quarter of 2007, the Company migrated the majority of the transaction processing for after-sales service activities in the United States to a new software system. This migration continued for countries outside the United States during the fourth quarter of 2008. While management believes the changed controls along with additional compensating controls relating to financial reporting for affected processes are adequate and effective, management is continuing to evaluate and monitor the changes in controls and procedures as processes in each of these areas evolve.

Except for implementing the changes noted above, there has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except with respect to information regarding the executive officers of the Registrant and the Company’s code of ethics, the information required by Part III, Item 10 of this Form 10-K is incorporated by reference herein, and made part of this Form 10-K, from the Company’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year. The required information is included in the definitive Proxy Statement under the headings “Election of Directors” and “Report of the Finance and Audit Committee.” The information with respect to the executive officers of the Registrant is included under the heading “Executive Officers of the Registrant” in Item 1 above. The Company has adopted a code of business conduct and ethics for directors, officers (including the Company’s principal executive officer, principal financial officer and controller) and employees, known as the Code of Business Conduct. The Code of Business Conduct, as well as the Company’s Corporate Governance Principles and the charters of each of the committees of the board of directors, is available on the Corporate Governance section of the Company’s Investor Relations website at http://investor.lexmark.com. The Company also intends to disclose on the Corporate Governance section of its Investor Relations website any amendments to the Code of Business Conduct and any waivers from the provisions of the Code of Business Conduct that apply to the principal executive officer, principal financial officer or controller, and that relate to any elements of the code of ethics enumerated by the applicable regulation of the Securities and Exchange Commission (Item 406(b) of Regulation S-K). Anyone may request a free copy of the Corporate Governance Principles, the charters of each of the committees of the board of directors or the Code of Business Conduct from:

Lexmark International, Inc.
Attention: Investor Relations
One Lexmark Centre Drive
740 West New Circle Road
Lexington, Kentucky 40550
(859) 232-5568

The New York Stock Exchange (“NYSE”) requires that the Chief Executive Officer of each listed Company certify annually to the NYSE that he or she is not aware of any violation by the Company of NYSE corporate governance listing standards as of the date of such certification. The Company submitted the certification of its Chairman and Chief Executive Officer, Paul J. Curlander, for 2008 with its Annual Written Affirmation to the NYSE on May 16, 2008.

The Securities and Exchange Commission requires that the principal executive officer and principal financial officer of the Company make certain certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and file the certifications as exhibits with each Annual Report on Form 10-K. In connection with this Annual Report on Form 10-K filed with respect to the year ended December 31, 2008, these certifications were made by Paul J. Curlander, Chairman and Chief Executive Officer, and John W. Gamble, Jr., Executive Vice President and Chief Financial Officer, of the Company and are included as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

Item 11.	EXECUTIVE COMPENSATION

Information required by Part III, Item 11 of this Form 10-K is incorporated by reference from the Company’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this

Form 10-K. The required information is included in the definitive Proxy Statement under the headings “Compensation Discussion & Analysis,” “Executive Compensation,” “Director Compensation” and “Compensation Committee Report.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Part III, Item 12 of this Form 10-K is incorporated by reference from the Company’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K. The required information is included in the definitive Proxy Statement under the headings “Security Ownership by Management and Principal Stockholders” and “Equity Compensation Plan Information.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Part III, Item 13 of this Form 10-K is incorporated by reference from the Company’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K. The required information is included in the definitive Proxy Statement under the headings “Composition of Board and Committees,” “Executive Compensation” and “Director Compensation.”

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Part III, Item 14 of this Form 10-K is incorporated by reference from the Company’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K. The required information is included in the definitive Proxy Statement under the heading “Ratification of the Appointment of Independent Auditors.”

Part IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	Financial Statements:

Financial statements filed as part of this Form 10-K are included under Part II, Item 8.

(2)	Financial Statement Schedule:

Pages In Form 10-K

Report of Independent Registered Public Accounting Firm included in Part II, Item 8	106
For the years ended December 31, 2006, 2007 and 2008:
Schedule II — Valuation and Qualifying Accounts	111

All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related Notes.

      (3) Exhibits

Exhibits for the Company are listed in the Index to Exhibits beginning on page E-1.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2006, 2007 and 2008
(In Millions)

(A)	(B)	(C)		(D)	(E)
		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period

2006:
Provision for bad debt	$17.6	$1.6	$—	$(4.3)	$14.9
Deferred tax asset valuation allowances	—	6.1	—	—	6.1
2007:
Provision for bad debt	$14.9	$1.5	$—	$(1.4)	$15.0
Deferred tax asset valuation allowances	6.1	(5.2)	—	—	0.9
2008:
Provision for bad debt	$15.0	$1.7	$—	$(1.1)	$15.6
Deferred tax asset valuation allowances	0.9	(0.2)	—	—	0.7

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Lexington, Commonwealth of Kentucky, on February 27, 2009.

LEXMARK INTERNATIONAL, INC.

By	/s/ Paul J. Curlander
Name:     Paul J. Curlander

Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul J. Curlander Paul J. Curlander	Chairman and Chief Executive Officer (Principal Executive Officer)	February 27, 2009

/s/ John W. Gamble, Jr. John W. Gamble, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2009
/s/ Gary D. Stromquist Gary D. Stromquist	Vice President and Corporate Controller (Principal Accounting Officer)	February 27, 2009
* Teresa Beck	Director	February 27, 2009
* William R. Fields	Director	February 27, 2009
* Ralph E. Gomory	Director	February 27, 2009
* Stephen R. Hardis	Director	February 27, 2009
* James F. Hardymon	Director	February 27, 2009
* Robert Holland, Jr.	Director	February 27, 2009
* Marvin L. Mann	Director	February 27, 2009
* Michael J. Maples	Director	February 27, 2009
* Jean-Paul L. Montupet	Director	February 27, 2009
* Kathi P. Seifert	Director	February 27, 2009

/s/ *Robert J. Patton, Attorney-in-Fact *Robert J. Patton, Attorney-in-Fact

Index to Exhibits

Number	Description of Exhibits

2	Agreement and Plan of Merger, dated as of February 29, 2000, by and between Lexmark International, Inc. (the “Company”) and Lexmark International Group, Inc. (“Group”).(1)
3.1	Restated Certificate of Incorporation of the Company.(2)
3.2	Company By-Laws, as Amended and Restated June 22, 2000.(2)
3.3	Amendment No. 1 to Company By-Laws, as Amended and Restated June 22, 2000.(3)
3.4	Amendment No. 2 to Company By-Laws, as Amended and Restated June 22, 2000.(4)
4.1	Form of Indenture between the Company and The Bank of New York Trust Company, N.A., as Trustee.(5)
4.2	Form of First Supplemental Indenture between the Company and The Bank of New York Trust Company, N.A., as Trustee.(5)
4.3	Form of Global Note of the Company’s 5.900% Senior Notes due 2013 (included in Exhibit 4.2).(5)
4.4	Form of Global Note of the Company’s 6.650% Senior Notes due 2018 (included in Exhibit 4.2).(5)
4.5	Specimen of Class A common stock certificate.(2)
10.1	Agreement, dated as of May 31, 1990, between the Company and Canon Inc., and Amendment thereto.(6)*
10.2	Agreement, dated as of March 26, 1991, between the Company and Hewlett-Packard Company.(6)*
10.3	Patent Cross-License Agreement, effective October 1, 1996, between Hewlett-Packard Company and the Company.(7)*
10.4	Amended and Restated Lease Agreement, dated as of January 1, 1991, between IBM and the Company, and First Amendment thereto.(8)
10.5	Third Amendment to Lease, dated as of December 28, 2000, between IBM and the Company.(9)
10.6	Credit Agreement, dated as of January 20, 2005, by and among the Company, as Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Fleet National Bank and Citibank, N.A., as Co-Syndication Agents, and KeyBank National Association and SunTrust Bank, as Co-Documentation Agents.(10)
10.7	Amendment No. 1, dated as of December 22, 2006, to Credit Agreement, dated as of January 20, 2005, by and among the Company, as Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. (as successor by merger to Fleet National Bank) and Citibank, N.A., as Co-Syndication Agents, and KeyBank National Association and SunTrust Bank, as Co-Documentation Agents.(11)
10.8	Amendment No. 2, dated as of May 23, 2007, to Credit Agreement, dated as of January 20, 2005, by and among the Company, as Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. (as successor by merger to Fleet National Bank) and Citibank, N.A., as Co-Syndication Agents, and KeyBank National Association and SunTrust Bank, as Co-Documentation Agents.(12)
10.9	Amended and Restated Receivables Purchase Agreement, dated as of October 8, 2004, by and among Lexmark Receivables Corporation, as Seller, CIESCO, LLC and Gotham Funding Corporation, as the Investors, Citibank, N.A. and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch (“BTM”), as the Banks, Citicorp North America, Inc. (“CNAI”) and BTM, as the Investor Agents, CNAI, as Program Agent for the Investors and Banks, and the Company, as Collection Agent and Originator.(13)
10.10	Amendment No. 1 to Receivables Purchase Agreement, dated as of October 7, 2005, by and among Lexmark Receivables Corporation, as Seller, CIESCO, LLC, Gotham Funding Corporation, Citibank, N.A., BTM, and CNAI, as Program Agent, CNAI and BTM, as Investor Agents, and the Company, as Collection Agent and Originator.(14)

Number	Description of Exhibits

10.11	Amendment No. 2 to Receivables Purchase Agreement, dated as of October 6, 2006, by and among Lexmark Receivables Corporation, as Seller, CIESCO, LLC and Gotham Funding Corporation, as the Investors, Citibank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (“BTMUFJ”), CNAI, as Program Agent, CNAI and BTMUFJ, as Investor Agents, and the Company, as Collection Agent and Originator.(15)
10.12	Amendment No. 3 to Receivables Purchase Agreement, dated as of March 30, 2007, by and among Lexmark Receivables Corporation, as Seller, CIESCO, LLC and Gotham Funding Corporation, as the Investors, Citibank, N.A. and BTMUFJ, CNAI, as Program Agent, CNAI and BTMUFJ, as Investor Agents, and the Company, as Collection Agent and Originator.(11)
10.13	Amendment No. 4 to Receivables Purchase Agreement, dated as of October 5, 2007, by and among Lexmark Receivables Corporation, as Seller, CIESCO, LLC and Gotham Funding Corporation, as the Investors, Citibank, N.A. and BTMUFJ, CNAI, as Program Agent, CNAI and BTMUFJ, as Investor Agents, and the Company, as Collection Agent and Originator.(16)
10.14	Amendment No. 5 to Receivables Purchase Agreement, dated as of October 3, 2008, by and among Lexmark Receivables Corporation, as Seller, Gotham Funding Corporation, BTMUFJ , as Program Agent, an Investor Agent and a Bank, and the Company, as Collection Agent and Originator.(17)
10.15	Purchase and Contribution Agreement, dated as of October 22, 2001, by and between the Company, as Seller, and Lexmark Receivables Corporation, as Purchaser.(3)
10.16	Amendment to Purchase and Contribution Agreement, dated as of October 17, 2002, by and between the Company, as Seller, and Lexmark Receivables Corporation, as Purchaser.(18)
10.17	Amendment No. 2 to Purchase and Contribution Agreement, dated as of October 20, 2003, by and between the Company, as Seller, and Lexmark Receivables Corporation, as Purchaser.(19)
10.18	Amendment No. 3 to Purchase and Contribution Agreement, dated as of October 8, 2004, by and between the Company, as Seller, and Lexmark Receivables Corporation, as Purchaser.(13)
10.19	Amendment No. 4 to Purchase and Contribution Agreement, dated as of October 7, 2005, by and between the Company, as Seller, and Lexmark Receivables Corporation, as Purchaser.(14)
10.20	Amendment No. 5 to Purchase and Contribution Agreement, dated as of October 5, 2007, by and between the Company, as Seller, and Lexmark Receivables Corporation, as Purchaser.(16)
10.21	Amendment No. 6 to Purchase and Contribution Agreement, dated as of October 3, 2008, by and between the Company, as Seller, and Lexmark Receivables Corporation, as Purchaser.(17)
10.22	Lexmark International, Inc. Stock Incentive Plan, as Amended and Restated, effective January 1, 2009.+
10.23	Form of Stock Option Agreement pursuant to the Lexmark International, Inc. Stock Incentive Plan, as Amended and Restated. (20)+
10.24	Form of Restricted Stock Unit Agreement pursuant to the Lexmark International, Inc. Stock Incentive Plan, as Amended and Restated.+
10.25	Form of Performance-Based Restricted Stock Unit Agreement pursuant to the Lexmark International, Inc. Stock Incentive Plan, as Amended and Restated.+
10.26	Lexmark International Group, Inc. Nonemployee Director Stock Plan, Amended and Restated, effective April 30, 1998. (21)+
10.27	Amendment No. 1 to the Lexmark International Group, Inc. Nonemployee Director Stock Plan, dated as of February 11, 1999. (22)+
10.28	Amendment No. 2 to the Lexmark International Group, Inc. Nonemployee Director Stock Plan, dated as of April 29, 1999. (23)+
10.29	Amendment No. 3 to the Lexmark International Group, Inc. Nonemployee Director Stock Plan, dated as of July 24, 2003. (24)+
10.30	Amendment No. 4 to the Lexmark International, Inc. Nonemployee Director Stock Plan, dated as of April 22, 2004. (25)+
10.31	Amendment No. 5 to the Lexmark International, Inc. Nonemployee Director Stock Plan, dated as of December 19, 2008.+

Number	Description of Exhibits

10.32	Form of Stock Option Agreement pursuant to the Lexmark International, Inc. Nonemployee Director Stock Plan, as Amended and Restated. (26)+
10.33	Lexmark International, Inc. 2005 Nonemployee Director Stock Plan, as Amended and Restated, effective January 1, 2009.+
10.34	Form of Stock Option Agreement pursuant to the Lexmark International, Inc. 2005 Nonemployee Director Stock Plan. (15)+
10.35	Form of Restricted Stock Unit Agreement pursuant to the Lexmark International, Inc. 2005 Nonemployee Director Stock Plan. (15)+
10.36	Form of Amended and Restated Agreement pursuant to the Company’s 2006-2008 Long-Term Incentive Plan. (17)+
10.37	Form of Amended and Restated Agreement pursuant to the Company’s 2007-2009 Long-Term Incentive Plan. (17)+
10.38	Form of Agreement pursuant to the Company’s 2008-2010 Long-Term Incentive Plan. (17)+
10.39	Lexmark International, Inc. Senior Executive Incentive Compensation Plan, as Amended and Restated, effective January 1, 2009.+
10.40	Form of Employment Agreement entered into as of November 1, 2008, by and between the Company and each of Paul J. Curlander, John W. Gamble, Jr., Paul A. Rooke, Martin S. Canning and Jeri L. Isbell. (17)+
10.41	Form of Change in Control Agreement entered into as of November 1, 2008, by and between the Company and each of Paul J. Curlander, John W. Gamble, Jr. and Paul A. Rooke. (17)+
10.42	Form of Change in Control Agreement entered into as of November 1, 2008, by and between the Company and each of Martin S. Canning and Jeri L. Isbell. (17)+
10.43	Form of Indemnification Agreement entered into as of April 30, 1998, by and among the Company, Group and each of Paul J. Curlander and Paul A. Rooke; entered into as of September 6, 2005, by and between the Company and John W. Gamble, Jr.; entered into as of July 27, 2007, by and between the Company and Martin S. Canning; and entered into as of June 1, 2003, by and between the Company and Jeri L. Isbell. (26)+
10.44	Description of Compensation Payable to Nonemployee Directors. (27)+
12.1	Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of the Company as of December 31, 2008.
23	Consent of PricewaterhouseCoopers LLP.
24	Power of Attorney.
31.1	Certification of Chairman and Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment previously granted by the Securities and Exchange Commission.

+	Indicates management contract or compensatory plan, contract or arrangement.

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (Commission File No. 1-14050).

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (Commission File No. 1-14050).

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (Commission File No. 1-14050).

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2006 (Commission File No. 1-14050).

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 22, 2008 (Commission File No. 1-14050).

(6)	Incorporated by reference to the Company’s Form S-1 Registration Statement, Amendment No. 2 (Registration No. 33-97218) filed with the Commission on November 13, 1995.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1996 (Commission File No. 1-14050).

(8)	Incorporated by reference to the Company’s Form S-1 Registration Statement (Registration No. 33-97218) filed with the Commission on September 22, 1995.

(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 1-14050).

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 20, 2005 (Commission File No. 1-14050).

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (Commission File No. 1-14050).

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (Commission File No. 1-14050).

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on October 13, 2004 (Commission File No. 1-14050).

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (Commission File No. 1-14050).

(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (Commission File No. 1-14050).

(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (Commission File No. 1-14050).

(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-14050).

(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (Commission File No. 1-14050).

(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (Commission File No. 1-14050).

(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (Commission File No. 1-14050).

(21)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Commission File No. 1-14050).

(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (Commission File No. 1-14050).

(23)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (Commission File No. 1-14050).

(24)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (Commission File No. 1-14050).

(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission file No. 1-14050).

(26)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (Commission File No. 1-14050).

(27)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 27, 2007 (Commission File No. 1-14050).

E-4