Form 10-Q
period 2009-05-01
LEXMARK INTERNATIONAL INC /KY/
filed 2009-05-05
CIK 1001288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
The registrant had 78,081,282 shares outstanding (excluding shares held in treasury) of Class A Common Stock, par value $0.01 per share, as of the close of business on April 30, 2009.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

		Page of Form 10-Q
	PART I – FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS
	Consolidated Condensed Statements of Earnings
	Three Months Ended March 31, 2009 and 2008	2
	Consolidated Condensed Statements of Financial Position
	As of March 31, 2009 and December 31, 2008	3
	Consolidated Condensed Statements of Cash Flows
	Three Months Ended March 31, 2009 and 2008	4
	Notes to Consolidated Condensed Financial Statements	5
Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	26
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	49
Item 4.	CONTROLS AND PROCEDURES	49

	PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	50
Item 1A.	RISK FACTORS	50
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	51
Item 3.	DEFAULTS UPON SENIOR SECURITIES	51
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	51
Item 5.	OTHER INFORMATION	52
Item 6.	EXHIBITS	52

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

PART I – FINANCIAL INFORMATION

Item 1.                      FINANCIAL STATEMENTS

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31
	2009	2008

Revenue	$944.1	$1,175.1
Cost of revenue	610.7	739.6
Gross profit	333.4	435.5

Research and development	97.4	105.5
Selling, general and administrative	158.9	209.0
Restructuring and related charges (reversals)	2.5	(1.3)
Operating expense	258.8	313.2
Operating income	74.6	122.3

Interest (income) expense, net	5.1	(7.5)
Other (income) expense, net	(1.1)	1.4
Earnings before income taxes	70.6	128.4

Provision for income taxes	11.4	26.7
Net earnings	$59.2	$101.7

Net earnings per share:
Basic	$0.76	$1.07
Diluted	$0.75	$1.07

Shares used in per share calculation:
Basic	78.1	95.2
Diluted	78.4	95.4

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
(In Millions, Except Par Value)
(Unaudited)

	March 31 2009	December 31 2008
ASSETS
Current assets:
Cash and cash equivalents	$146.5	$279.2
Marketable securities	664.4	694.1
Trade receivables, net of allowances of $34.2 in 2009 and $36.1 in 2008	415.0	427.3
Inventories	429.8	438.3
Prepaid expenses and other current assets	225.5	223.8
Total current assets	1,881.2	2,062.7

Property, plant and equipment, net	874.5	863.2
Marketable securities	24.7	24.7
Other assets	291.8	314.8
Total assets	$3,072.2	$3,265.4

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short term debt	$11.1	$5.5
Accounts payable	473.2	557.1
Accrued liabilities	616.8	694.9
Total current liabilities	1,101.1	1,257.5

Long-term debt	648.8	648.7
Other liabilities	462.5	547.1
Total liabilities	2,212.4	2,453.3

Contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1.6 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value:
Class A, 900.0 shares authorized; 78.1 and 77.7 outstanding in 2009 and 2008, respectively	0.9	0.9
Class B, 10.0 shares authorized; no shares issued and outstanding	-	-
Capital in excess of par	802.9	803.5
Retained earnings	751.7	692.5
Treasury stock, net; at cost; 15.1 shares in 2009 and 2008	(404.5)	(404.5)
Accumulated other comprehensive loss	(291.2)	(280.3)
Total stockholders' equity	859.8	812.1
Total liabilities and stockholders' equity	$3,072.2	$3,265.4

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Three Months Ended March 31
	2009	2008
Cash flows from operating activities:
Net earnings	$59.2	$101.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	43.7	50.9
Deferred taxes	1.2	(3.1)
Stock-based compensation expense	4.2	10.4
Tax shortfall from employee stock plans	(4.8)	(1.2)
Other	(1.6)	0.6
	101.9	159.3
Change in assets and liabilities:
Trade receivables	14.0	60.8
Inventories	8.7	31.4
Accounts payable	(84.1)	(70.1)
Accrued liabilities	(72.6)	3.4
Other assets and liabilities	(54.0)	(7.3)
Net cash flows (used for) provided by operating activities	(86.1)	177.5

Cash flows from investing activities:
Purchases of property, plant and equipment	(67.5)	(39.7)
Purchases of marketable securities	(121.8)	(276.7)
Proceeds from sales/maturities of marketable securities	152.0	187.5
Purchases of companies, net of cash acquired	(10.7)	(1.0)
Other	(1.9)	-
Net cash flows used for investing activities	(49.9)	(129.9)

Cash flows from financing activities:
Increase in short term debt	5.6	-
Proceeds from employee stock plans	-	4.8
Tax windfall from employee stock plans	-	0.9
Other	(0.5)	(1.1)
Net cash flows provided by financing activities	5.1	4.6
Effect of exchange rate changes on cash	(1.8)	0.7
Net change in cash and cash equivalents	(132.7)	52.9
Cash and cash equivalents - beginning of period	279.2	277.0
Cash and cash equivalents - end of period	$146.5	$329.9

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(In Millions, Except Per Share Amounts)
(Unaudited)

1.           BASIS OF PRESENTATION

The accompanying interim Consolidated Condensed Financial Statements are unaudited; however, in the opinion of management of Lexmark International, Inc. (together with its subsidiaries, the “Company” or “Lexmark”), all adjustments necessary for a fair statement of the interim financial results have been included. The results for the interim periods are not necessarily indicative of results to be expected for the entire year. The Consolidated Condensed Statement of Financial Position data as of December 31, 2008 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). The Company filed with the Securities and Exchange Commission audited consolidated financial statements for the year ended December 31, 2008, on Form 10-K, which included all information and notes necessary for such presentation. Accordingly, these financial statements and notes should be read in conjunction with the Company’s audited annual consolidated financial statements for the year ended December 31, 2008.

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

The provisions of FASB Staff Position No. 157-3 (“FSP FAS 157-3”) Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, issued October 10, 2008, were also considered in preparation of the March 31, 2009 financial statements. Please note that FSP FAS 157-3 will be superseded by FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”) in the second quarter of 2009. See Note 16 to the Consolidated Condensed Financial Statements for more information regarding FSP FAS 157-4.

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

Assets and (Liabilities) Measured at Fair Value on a Recurring Basis

		Based on
		Quoted prices in	Other observable	Unobservable
	Fair value at	active markets	Inputs	inputs
	March 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Available-for-sale marketable securities ST	$664.4	$426.3	$237.0	$1.1
Available-for-sale marketable securities LT	24.7	-	-	24.7
Total	$689.1	$426.3	$237.0	$25.8

(Liabilities) measured at fair value on a recurring basis:
Foreign currency derivatives (1)	(2.4)	-	(2.4)	-
Total	$(2.4)	$-	$(2.4)	$-

(1) Foreign currency derivative liabilities are included in Accrued liabilities on the Consolidated Condensed Statements of Financial Position.

Excluded from the 2009 table above were financial instruments included in Cash and cash equivalents on the Consolidated Condensed Statements of Financial Position. The Company’s policy is to consider all highly liquid investments with an original maturity of three months or less at the Company’s date of purchase to be a cash equivalent. Investments considered cash equivalents, which closely approximate fair value as described in the Company’s policy above, included $31.9 million of U.S. agency discount notes and approximately $1.2 million of money market funds at March 31, 2009.

For purposes of comparison, the following information relates to the first quarter of 2008.

		Based on
	Fair value at March 31, 2008	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets measured at fair value on a recurring basis:
Available-for-sale marketable securities ST	$549.2	$191.5	$357.1	$0.6
Available-for-sale marketable securities LT	59.4	-	-	59.4
Total	$608.6	$191.5	$357.1	$60.0

(Liabilities) measured at fair value on a recurring basis:
Current portion of LT debt - fair value hedge (1)	0.3	-	-	0.3
Foreign currency derivatives (2)	(0.5)	-	(0.5)	-
Total	$(0.2)	$-	$(0.5)	$0.3

(1) Interest rate swaps were recorded at their fair value in Current portion of long-term debt on the Consolidated Condensed Statements of Financial Position. However, the Company's senior notes were adjusted by the same corresponding value in accordance with the short-cut method of FAS 133, therefore offsetting the fair value of the interest rate swaps. The result presented in the Current portion of long-term debt on the Consolidated Condensed Statements of Financial Position was equal to the carrying value of the senior note debt. The fair value of the Company's senior notes was not recorded on the Consolidated Condensed Statements of Financial position and is therefore excluded from the fair value table above.

(2) Foreign currency derivative liabilities were included in Accrued liabilities on the Consolidated Condensed Statements of Financial Position.

Excluded from the 2008 table above were financial instruments included in Cash and cash equivalents on the Consolidated Condensed Statements of Financial Position. Investments considered cash equivalents, which closely approximate fair value as described in the Company’s policy above, included $57.0 million of U.S. agency discount notes, $29.3 million of commercial paper, $16.0 million of U.S. government/treasury securities and approximately $96.2 million of money market funds at March 31, 2008.

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the quarters ended March 31, 2009 and March 31, 2008:

Available-for-sale marketable securities	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
Balance, beginning of period	$26.1	$31.9
Realized and unrealized gains/(losses) included in earnings	(0.3)	(0.4)
Unrealized gains/(losses) included in comprehensive income	0.2	-
Purchases, issuances, and settlements, net	(0.5)	28.5
Transfers in and/or out of Level 3	0.3	-
Balance, end of period	$25.8	$60.0

Realized and unrealized losses of $0.3 million during the first quarter of 2009 were included in Other (income) expense, net on the Consolidated Condensed Statements of Earnings related to the Company’s Level 3 assets. Of this amount, losses of $0.2 million were attributable to the adverse change in expected cash flows related to other-than-temporary impairment of certain mortgage-backed securities held at March 31, 2009.

Realized and unrealized losses of $0.4 million during the first quarter of 2008 were included in Other (income) expense, net on the Consolidated Condensed Statements of Earnings. Of this amount, losses of $0.4 million were attributable to the change in fair value of certain distressed corporate bonds and mortgage-backed  securities held at March 31, 2008 deemed to be other than temporarily impaired. First quarter 2008 net purchases of $28.5 million were driven by purchases of auction rate securities early in the quarter.

Interest rate swap contracts, which served as a fair value hedge of the Company's senior notes that matured in May 2008, were also considered a Level 3 fair value measurement in the first quarter of 2008. Because the short-cut method of FAS 133 was used to record the fair value of the interest rate swaps, the Company believes it is clearer to describe the activity in narrative form rather than to include the change in fair value in the Level 3 rollforward above. The fair values of the interest rate swaps at December 31, 2007 and March 31, 2008 were assets of $0.1 million and $0.3 million, respectively. Final settlement occurred in the second quarter of 2008. As of March 31, 2009, the Company has not entered into any new interest rate swap contracts.

Valuation Techniques

The Company generally uses a market approach, when practicable, in valuing the following financial instruments. In certain instances, when observable market data is lacking, the Company uses valuation techniques consistent with the income approach whereby future cash flows are converted to a single discounted amount. There were no material changes in valuation techniques or significant assumptions during the first quarter of 2009.

Marketable Securities

The Company evaluates its marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and has determined that all of its investments in marketable securities should be classified as available-for-sale and reported at fair value.  The fair values of the Company's available-for-sale marketable securities are based on quoted market prices or other observable market data, or in some cases, internally developed inputs and assumptions such as discounted cash flow models or indicative pricing sources when observable market data does not exist. The Company uses a third party pricing service to provide the fair values of the securities in which Lexmark is invested. However, in limited instances, the Company has adjusted the fair values provided by the third party service provider in order to better reflect the risk adjustments that market participants would make for nonperformance and liquidity risks.

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

Level 3 fair value measurements are based on inputs that are unobservable and significant to the overall valuation. Level 3 fair value measurements at March 31, 2009 include security types that do not have readily determinable market values and/or are not priced by independent data sources, including auction rate securities for which recent auctions were unsuccessful, valued at $24.7 million, certain distressed debt securities valued at $0.9 million and other mortgage-backed securities valued at $0.2 million. Level 3 fair value measurements at March 31, 2008 included auction rate securities for which recent auctions were unsuccessful, valued at $59.4 million, and certain distressed debt securities valued at $0.6 million.

The Company performed a discounted cash flow analysis on its auction rate securities at March 31, 2009, using current coupon rates, a second quarter 2010 redemption date and a 50 basis point liquidity premium factored into the discount rate. There were minimal changes to the fair values of the Company’s auction rate securities in the first quarter of 2009. The analysis supports the cumulative downward mark to market adjustment of $2.4 million representing the Company’s best estimate of fair value using assumptions that the Company believes market participants would make for nonperformance and liquidity risk at the measurement date. Of the $2.4 million, $1.9 million was recognized in the Company’s fourth quarter 2008 income statement as other than temporarily impaired due to credit events involving the issuer and insurer of one security. The remaining $0.5 million is currently recognized in Accumulated other comprehensive loss on the Consolidated Condensed Statements of Financial Position representing the mark to market adjustment on all other auction rate securities, which are highly rated. The issuers of these securities have the legal option to redeem the securities at par plus accrued interest at each auction rate reset date and the securities are being made available for sale at par at auctions every 35 to 49 days. All of the auction rate securities held by the Company at March 31, 2009 are currently paying penalty rates that provide a premium over market interest rates to compensate investors for the failed auctions and provide an incentive for issuers to refinance these securities in the capital markets prior to maturity. Since reclassifying to noncurrent assets the securities that did not auction successfully at the end of the first quarter 2008, $40.6 million of auction rate fixed income securities have been either sold or redeemed at par. There have been no realized losses from the sale or redemption of auction rate securities.

The Company holds certain debt instruments that it considers distressed due to reasons such as bankruptcy or a significant downgrade in credit rating. These securities are generally valued using non-binding quotes from brokers or other indicative pricing sources.

In some instances the Company has determined that the last known transaction price is not determinative of fair value, due to decline in the volume and level of trading activity or an adverse change in the expected cash flows of the underlying collateral. Securities with these characteristics are often valued using non-binding quotes from brokers or other indicative pricing sources as well.

Derivatives

The Company employs a foreign currency risk management strategy that periodically utilizes derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates.  Fair values for the Company’s derivative financial instruments are based on pricing models or formulas using current market data. Variables used in the calculations include forward points and spot rates at the time of valuation. Because of the very short duration of the Company’s transactional hedges (three months or less) and minimal risk of nonperformance, the settlement price and exit price should approximate one another. At March 31, 2009 and 2008, all of the Company's forward exchange contracts were designated as Level 2 measurements in the FAS 157 fair value hierarchy.

Senior Notes

In the second quarter of 2008, the Company issued $350 million of five-year fixed rate senior unsecured notes and $300 million of ten-year fixed rate senior unsecured notes. At March 31, 2009, the fair values of the Company's five-year and ten-year notes were estimated to be $316.6 million and $242.7 million, respectively, based on current rates available to the Company for debt with similar characteristics. The $559.3 million total fair value of the debt is not recorded on the Company's Consolidated Condensed Statements of Financial Position and is therefore excluded from the 2009 fair value table above.  The total carrying value of the senior notes, net of $1.2 million discount, is $648.8 million on the March 31, 2009 Consolidated Condensed Statements of Financial Position.

At March 31, 2008, the fair value of the Company's senior notes was estimated at $150.5 million using quoted market prices and yields obtained through independent pricing sources for the same or similar types of borrowing arrangements, taking into consideration the underlying terms of the debt. The fair value of the Company’s debt was not recorded on the Company's March 31, 2008 Consolidated Condensed Statements of Financial Position and is therefore excluded from the 2008 fair value table above. In the second quarter of 2008, the Company repaid its $150 million of senior note debt that matured on May 15, 2008, and subsequently issued the five-year and ten-year notes discussed in the preceding paragraph.

Assets and (Liabilities) Measured at Fair Value on a Nonrecurring Basis Subsequent to Initial Recognition

The Company did not apply the provisions of FAS 157 to any of its 2008 nonrecurring, nonfinancial fair value measurements as permitted under FASB Staff Position No. 157-2 (“FSP FAS 157-2”). In accordance with this FSP, effective January 1, 2009, the Company began applying the provisions of FAS 157 for its nonrecurring, nonfinancial measurements including fixed asset impairments under FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”), goodwill impairment testing under FAS No. 142, Goodwill and Other Intangible Assets (“FAS 142”) and asset retirement obligations under FAS No. 143, Accounting for Asset Retirement Obligations (“FAS 143”).

In the first quarter of 2009, there were no material assets or liabilities measured at fair value on a nonrecurring basis subsequent to initial recognition. However, there were other nonrecurring uses of fair value discussed in the following paragraphs.

Related to the 2008 restructuring plan, one of the Company’s inkjet supplies manufacturing facilities in Mexico has been made available for sale in the first quarter of 2009. The asset is included in Property, plant and equipment, net on the Consolidated Condensed Statements of Financial Position at the lower of its carrying amount or fair value less costs to sell in accordance with FAS 144. The carrying value of the building and land available for sale is $4.6 million. It is estimated that the fair value of the site is approximately $7 million based on an average of the fair values calculated under the income approach and market approach. There were no fair value adjustments recorded in the first quarter of 2009 related to the site made available for sale.

In the first quarter of 2009, the Company completed a step acquisition of a wholesaler with an established presence in Eastern Europe and an existing customer base of wholesale distributors. The cash consideration given was approximately $12 million. Though the acquisition was not a significant business combination in terms of the investment made, assets acquired, and income of the acquiree, the Company estimated fair value as required under FAS No. 141(R), Business Combinations (“FAS 141(R)”) using the valuation techniques described below. FAS 141(R) requires the acquirer to recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their acquisition date fair values, with limited exceptions. The identifiable assets and liabilities were made up primarily of the customer relationships intangible asset as well as various short-term monetary assets and liabilities. The customer relationships intangible asset was determined using the discounted cash flow method under the income approach. Based on the historical sales trend of the acquiree and the analysis of the market, the Company assumed an annual attrition rate of three percent for the decrease in sales to the existing customer base. The calculated fair value of the customer relationships intangible asset, using a 10 year time frame, was $3.3 million. The remaining identifiable assets and liabilities were primarily cash, accounts receivable and accounts payable whose book values already approximated fair value. In a business combination achieved in stages, the acquisition date fair value of the acquirer’s previously held equity interest in the acquirer is included in the total consideration for purposes of computing goodwill under the acquisition method. The fair value of the Company’s previously held noncontrolling interest in the company was also estimated using the income approach, specifically, the discounted cash flow method. Significant assumptions included a two percent revenue growth rate, based on a combination of market research and internal forecasts, with calculations performed over a five-year time frame plus the terminal year. The Company believes the discount rate applied to both discounted cash flow analyses reflects market participant assumptions based on the risk of the asset and the company acquired.

3.           RESTRUCTURING AND RELATED CHARGES (REVERSALS)

April 2009 Restructuring Plan

General

As part of Lexmark’s ongoing plan to consolidate manufacturing capacity and reduce costs and expenses worldwide, the Company announced on April 21, 2009 the planned closure of its inkjet cartridge manufacturing facility in Juarez, Mexico by the end of the first quarter of 2010 as well as the continued restructuring of its worldwide workforce (the “April 2009 Restructuring Plan”).  This April 2009 Restructuring Plan is expected to impact about 360 positions worldwide, with approximately 270 coming from the closure of the facility in Juarez, Mexico.  The Company expects the April 2009 Restructuring Plan will result in pre-tax charges of approximately $45.1 million with cash costs estimated at $10.0 million.  The Company expects the April 2009 Restructuring Plan to be substantially completed by the end of the first quarter of 2010 and currently expects total 2010 savings of more than $20.0 million, with more than $5.0 million in savings in 2009.

Impact to 2009 Financial Results

For the three months ended March 31, 2009, the Company incurred charges of $1.6 million for the April 2009 Restructuring Plan as follows:

Employee termination benefit charges	$ 1.6
Total restructuring-related charges	$ 1.6

Employee termination benefit charges were accrued in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits.   Employee termination benefit charges include severance, medical and other benefits and are included in Restructuring and related charges (reversals) on the Consolidated Condensed Statements of Earnings.

For the three months ended March 31, 2009, the Company incurred restructuring-related charges of $1.6 million in ISD, and expects to incur total charges related to the April 2009 Restructuring Plan of approximately $3.1 million in PSSD, approximately $41.9 million in ISD and approximately $0.1 million in All other.

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits in connection with the April 2009 Restructuring Plan. The liability is included in Accrued liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

Employee Termination Benefits
Balance at December 31, 2008	$ -
Costs incurred	1.6
Balance at March 31, 2009	$ 1.6

2009 Restructuring Plan

General

In response to the global economic weakening, on January 13, 2009, the Company announced a restructuring plan (the “2009 Restructuring Plan”). The 2009 Restructuring Plan is expected to impact about 375 positions through the end of 2009. The areas impacted include general and administrative functions, supply chain and sales support, research and development program consolidation, as well as marketing and sales management. The Company estimates the 2009 Restructuring Plan will result in total pre-tax charges of approximately $26 million, all of which will require cash. The Company expects the 2009 Restructuring Plan to be substantially completed by the end of 2009.

Impact to 2009 Financial Results

For the three months ended March 31, 2009, the Company incurred charges of $0.9 million for the 2009 Restructuring Plans as follows:

Employee termination benefit charges	$ 0.9
Total restructuring-related charges	$ 0.9

Employee termination benefit charges were accrued in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits and SFAS No. 146, Accounting for costs Associated with Exit or Disposal Activities, as appropriate.  Employee termination benefit charges include severance, medical and other benefits and are included in Restructuring and related charges (reversals) on the Consolidated Condensed Statements of Earnings.

For the three months ended March 31, 2009, the Company incurred restructuring-related charges of $0.4 million in PSSD, $0.1 million in ISD and $0.4 million in All other. The Company expects to incur charges related to the 2009 Restructuring Plan of approximately $20.0 million in PSSD, approximately $3.0 million in ISD and approximately $3.0 million in All other.  Including the $20.2 million of charges incurred in 2008 because the charges were probable and estimable for the 2008 year-end reporting period, the Company has incurred $21.1 million of total charges for the 2009 Restructuring Plan.

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits in connection with the 2009 Restructuring Plan. The liability is included in Accrued liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

Employee Termination Benefits
Balance at December 31, 2008	$20.2
Costs incurred	0.7
Reversals	(0.4)
Payments & Other (1)	(7.0)
Balance at March 31, 2009	$13.5
(1) Other consists of changes in the liability balance due to foreign currency translations.

2008 Restructuring Plan

General

To enhance the efficiency of the Company’s inkjet cartridge manufacturing operations, the Company announced the 2008 Restructuring Plan on July 22, 2008 that resulted in the closure of one of the Company’s inkjet supplies manufacturing facilities in Mexico.  The 2008 Restructuring Plan was substantially complete by the end of the first quarter of 2009.

Impact to 2009 and 2008 Financial Results

For the three months ended March 31, 2009 and March 31, 2008, the Company incurred no charges related to the 2008 Restructuring Plan.

Liability Rollforward

As of March 31, 2009, the Company had a liability balance of $0.1 million for employee termination benefits in connection with the 2008 Restructuring Plan.  The liability is included in Accrued liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

2007 Restructuring Plan

General

On October 23, 2007, the Company announced the “2007 Restructuring Plan” which included:

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

The 2007 Restructuring Plan was substantially complete by the end of the first quarter of 2009 and any remaining charges to be incurred will be immaterial.

Impact to 2009 Financial Results

For the three months ended March 31, 2009, the Company incurred charges of $2.3 million for the 2007 Restructuring Plan as follows:

Accelerated depreciation charges	$ 2.3
Total restructuring-related charges	$ 2.3

The accelerated depreciation charges were determined in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and are included in Cost of revenue on the Consolidated Condensed Statements of Earnings.

For the three months ended March 31, 2009, the Company incurred the restructuring and related charges of $2.3 million in All other.

Impact to 2008 Financial Results

For the three months ended March 31, 2008, the Company incurred $9.1 million for the 2007 Restructuring Plan as follows:

Accelerated depreciation charges	$10.4
Employee termination benefit charges (reversals)	(1.3)
Total restructuring-related charges	$9.1

The accelerated depreciation charges were determined in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  For the three months ended March 31, 2008, the Company incurred $4.0 million of accelerated depreciation charges in Cost of revenue and $6.4 million in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.

Employee termination benefit charges were accrued in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits and SFAS No. 146, Accounting for costs Associated with Exit or Disposal Activities, as appropriate.  Employee termination benefit charges include severance, medical and other benefits and are included in Restructuring and related charges (reversals) on the Consolidated Condensed Statements of Earnings.

For the three months ended March 31, 2008, the Company incurred restructuring and related charges (reversals) of ($0.2) million in PSSD, $1.1 million in ISD, and $8.2 million in All other.

Liability Rollforward

The following table presents a rollforward of the liability incurred for employee termination benefits and contract termination and lease charges in connection with the 2007 Restructuring Plan.  Of the total $13.4 million restructuring liability, $13.0 million is included in Accrued liabilities and $0.4 million is included in Other liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

	Employee Termination Benefits	Contract Termination & Lease Charges	Total
Balance at December 31, 2008	$12.0	$4.2	$16.2
Payments & other (1)	(1.9)	(0.9)	(2.8)
Balance at March 31, 2009	$10.1	$3.3	$13.4
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

Impact to 2009 and 2008 Financial Results

For the three months ended March 31, 2009 and March 31, 2008, the Company incurred no charges related to the 2006 Restructuring Plan.

Liability Rollforward

As of March 31, 2009, the Company had a liability balance of $2.0 million for employee termination benefits and contract termination and lease charges in connection with the 2006 actions. Of the total $2.0 million restructuring liability, $0.9 million is included in Accrued liabilities and $1.1 million is included in Other liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

4.           STOCK-BASED COMPENSATION

The Company has various stock incentive plans to encourage employees and nonemployee directors to remain with the Company and to more closely align their interests with those of the Company’s stockholders. As of March 31, 2009, awards under the programs consisted of stock options, restricted stock units, (“RSUs”) and deferred stock units (“DSUs”).

The Company generally grants its annual stock-based awards in the first quarter of the year. In the first quarter of 2009, the annual awards granted were comprised entirely of RSUs, the recipients of which were made up of select senior managers and key employees. Of the 2009 restricted stock awards, 499,590 units were awarded containing a service condition only, vesting 34% at year 2, 33% at year 3, and 33% at year 4. A certain number of senior managers of the Company were also granted additional restricted stock awards having a performance condition, which could range from 78,339 units to 235,014 units depending on the level of achievement.

The performance measure selected to indicate the level of achievement is return on net assets excluding cash and marketable securities. The performance period will end on December 31, 2009 with earned RSUs vesting 34% at year 2, 33% at year 3, and 33% at year 4 in the same manner as the service-based awards described in the preceding paragraph. The Company will assess the probable level of achievement on a quarterly basis for expense recognition purposes under FAS No. 123R, Share-Based Payment (“FAS 123R”). The expense attribution method for the performance-based awards is the graded vesting method as opposed to the straight line method of attribution typically used for the Company’s service-based awards. The Company has and will continue to apply the guidance in FAS No. 128, Earnings Per Share (“FAS 128”), related to contingently issuable shares in order to determine the number of performance-based awards, if any, to be included in the computation of diluted earnings per share. Refer to Note 11 to the Consolidated Condensed Financial Statements for additional information regarding performance-based awards and diluted earnings per share.

The cost of the RSUs is generally determined to be the fair market value of the shares at the date of grant. Total expense over the life of the 2009 annual awards will be in the range of $11 million to $14 million, depending on the outcome of the performance condition, without considering the potential impact of forfeitures. As a comparison, the total pre-forfeiture expense over the life of the 2008 annual awards will be approximately $19 million. The decrease in expense is due to both a lower number of awards and generally lower award values.

5.           MARKETABLE SECURITIES

The Company evaluates its marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and has determined that all of its investments in marketable securities should be classified as available-for-sale and reported at fair value, with unrealized gains and losses recorded in Accumulated other comprehensive loss.  At March 31, 2009, the Company’s marketable securities portfolio consisted of asset-backed and mortgage-backed securities, corporate debt securities, preferred securities, municipal debt securities, U.S. government and agency debt securities, commercial paper, certificates of deposit and auction rate securities. The fair values of the Company’s available-for-sale marketable securities are based on quoted market prices or other observable market data, internal discount cash flow models, or in some cases, the Company’s amortized cost which approximates fair value.

As of March 31, 2009, the Company’s available-for-sale Marketable securities had gross unrealized gains and losses of $5.4 million and $6.3 million, respectively, and consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal debt securities	$21.3	$-	$(0.5)	$20.8
Corporate debt securities	151.2	1.0	(1.2)	151.0
U.S. gov't and agency debt securities	454.9	3.3	-	458.2
Asset-backed and mortgage-backed securities	90.5	1.1	(4.5)	87.1
Total debt securities	717.9	5.4	(6.2)	717.1
Preferred securities	4.0	-	(0.1)	3.9
Total security investments	721.9	5.4	(6.3)	721.0
Cash equivalents	(31.9)	-	-	(31.9)
Total marketable securities	$690.0	$5.4	$(6.3)	$689.1

At December 31, 2008, the Company’s available-for-sale Marketable securities had gross unrealized gains and losses of $6.5 million and $8.2 million, respectively, with an estimated fair value of $718.8 million.

Although contractual maturities of the Company’s investment in debt securities may be greater than one year, the majority of investments are classified as Current assets in the Consolidated Condensed Statements of Financial Position due to the Company’s expected holding period of less than one year.  Auction rate securities of $24.7 million are classified in noncurrent assets due to the fact that the securities have experienced unsuccessful auctions and that poor debt market conditions have reduced the likelihood that the securities will successfully auction within the next 12 months. The contractual maturities of the Company’s available-for-sale marketable securities noted above are as follows:

	March 31, 2009		December 31, 2008
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in less than one year	$462.4	$463.7	$464.0	$466.0
Due in 1-5 years	162.9	164.4	187.4	188.6
Due after 5 years	96.6	92.9	105.1	100.2
Total available-for-sale marketable securities	$721.9	$721.0	$756.5	$754.8

Proceeds from the sales and maturities of the Company’s available-for-sale marketable securities were $152.0 million and $187.5 million as of March 31, 2009 and March 31, 2008, respectively.  For the quarter ended March 31, 2009, the Company recognized $0.4 million in losses on its marketable securities, of which $0.2 million was recognized as other-than-temporary impairment and $0.2 million was realized losses.  For the quarter ended March 31, 2008, the Company recognized $1.0 million in net losses on its marketable securities, of which $0.4 million was recognized as other-than-temporary-impairment and $0.6 million was net realized losses. The Company uses the specific identification method when accounting for the costs of its available-for-sale marketable securities sold.

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

In the first quarter of 2009, the Company recognized a $0.2 million charge for other-than-temporary-impairment related to its mortgage backed securities.  In the first quarter of 2008, the Company recognized a $0.4 million charge for other-than-temporary-impairment attributable to the change in fair value of certain distressed corporate bonds and mortgage backed securities.  All charges for other-than-temporary impairment are recognized in Other (income) expense, net on the Consolidated Condensed Statements of Earnings.  As of March 31, 2009, the Company has recognized a cumulative, pre-tax valuation allowance of $0.9 million included in Accumulated other comprehensive loss on the Consolidated Condensed Statements of Financial Position, representing a temporary impairment of the overall portfolio.

The table below is a summary of the Company’s marketable securities at March 31, 2009, for which the fair value is less than cost (impaired), and for which other-than-temporary impairments have not been recognized. The table is separated into securities that have been in a continuous unrealized loss position for less than 12 months, and those that have been in a continuous unrealized loss position for 12 months or longer.  All securities for which the fair value is less than cost are evaluated for other-than-temporary impairment.  As of May 5, 2009 the Company does not believe that it has a material risk in its current portfolio of investments that would impact its financial condition or liquidity.

	Impaired < 12 Months		Impaired >= 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Auction rate securities (1)	$22.6	$(0.6)	$-	$-	$22.6	$(0.6)
Corporate debt securities	26.8	(0.4)	25.2	(0.8)	52.0	(1.2)
Asset-backed and mortgage-backed securities	17.6	(2.0)	11.6	(2.5)	29.2	(4.5)
Total	$67.0	$(3.0)	$36.8	$(3.3)	$103.8	$(6.3)
(1) The Company's auction rate securities are located in its municipal debt and preferred securities categories.

Auction rate securities

In the first quarter of 2009, Lexmark believes no other-than-temporary-impairment has occurred in the Company’s auction rate security portfolio based on Lexmark’s assessment of the credit quality of the underlying collateral and credit support available to each of the auction rate securities in which the Company is invested.  The Company has the ability and intent to hold these securities until liquidity in the market or optional issuer redemption occurs and could also hold the securities to maturity. Additionally, if Lexmark required capital, the Company has available liquidity through its accounts receivable program and revolving credit facility. As of March 31, 2009, the Company’s auction rate securities were written down $0.5 million through Accumulated other comprehensive loss to their estimated fair value of $24.7 million based on discounted cash flow analysis performed by the Company.

6.           INVENTORIES

Inventories consist of the following:

	March 31 2009	December 31 2008
Work in process	$114.2	$102.4
Finished goods	315.6	335.9
Inventories	$429.8	$438.3

7.           AGGREGATE WARRANTY LIABILITY

In accordance with the disclosure requirements of FIN 45, changes in the Company’s warranty liability for standard warranties and deferred revenue for extended warranties are presented in the tables below:

Warranty Liability:
	2009	2008
Balance at January 1	$51.0	$62.3
Accruals for warranties issued	22.6	24.0
Accruals related to pre-existing warranties (including changes in estimates)	(2.2)	(0.4)
Settlements made (in cash or in kind)	(23.8)	(28.0)
Balance at March 31	$47.6	$57.9

Deferred service revenue:
	2009	2008
Balance at January 1	$203.7	$188.9
Revenue deferred for new extended warranty contracts	17.4	25.2
Revenue recognized	(21.5)	(18.6)
Balance at March 31	$199.6	$195.5
Current portion	84.0	74.2
Non-current portion	115.6	121.3
Balance at March 31	$199.6	$195.5

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

8.           INCOME TAXES

The Provision for income taxes for the three months ended March 31, 2009, was an expense of $11 million or an effective tax rate of 16.2%, compared to an expense of $27 million or an effective tax rate of 20.8% for the first quarter of 2008. The difference in these rates is due principally to a shift in the expected geographic distribution of earnings for 2009 (9.4 percentage-point decrease from quarter to quarter), partially offset by the reversal during the first quarter of 2008 of $6.7 million of previously-accrued taxes (5.1 percentage-point increase from quarter to quarter), primarily due to the settlement of a tax audit.

During the first quarter of 2008, the Internal Revenue Service completed its examination of the Company’s income tax returns for the years 2004 and 2005. As a result of completing that audit, the Company reduced the total amount of its unrecognized tax benefits by $22.9 million, of which $6.5 million reduced the Company’s effective tax rate for the quarter ended March 31, 2008.

9.           STOCKHOLDERS’ EQUITY

In May 2008, the Company received authorization from the Board of Directors to repurchase an additional $750 million of its Class A Common Stock for a total repurchase authority of $4.65 billion. As of March 31, 2009, there was approximately $0.5 billion of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During the first quarter of 2009, the Company did not repurchase any shares of its Class A Common Stock. As of March 31, 2009, since the inception of the program in April 1996, the Company had repurchased approximately 91.6 million shares for an aggregate cost of approximately $4.2 billion. As of March 31, 2009, the Company had reissued approximately 0.5 million shares of previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million, 16.0 million and 16.0 million shares of treasury stock in 2005, 2006 and 2008, respectively, the net treasury shares held at March 31, 2009 were 15.1 million.

10.           OTHER COMPREHENSIVE EARNINGS (LOSS)

Comprehensive earnings (loss), net of taxes, consist of the following:

	Three Months Ended March 31
	2009	2008
Net earnings	$59.2	$101.7
Other comprehensive earnings (loss):
Foreign currency translation adjustment	(13.7)	8.2
Pension or other postretirement benefits	2.1	0.6
Net unrealized gain on marketable securities	0.7	0.7
Comprehensive earnings	$48.3	$111.2

Accumulated other comprehensive (loss) earnings consist of the following:

	Foreign Currency Translation Adjustment	Pension or Other Postretirement Benefits	Net Unrealized (Loss) Gain on Marketable Securities	Accumulated Other Comprehensive (Loss) Earnings
Balance at December 31, 2008	$(33.8)	$(245.2)	$(1.3)	$(280.3)
Change	(13.7)	2.1	0.7	(10.9)
Balance at March 31, 2009	$(47.5)	$(243.1)	$(0.6)	$(291.2)

11.           EARNINGS PER SHARE (“EPS”)

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations:

	Three Months Ended March 31
	2009	2008
Numerator:
Net earnings	$59.2	$101.7
Denominator:
Weighted average shares used to compute basic EPS	78.1	95.2
Effect of dilutive securities -
Employee stock plans	0.3	0.2
Weighted average shares used to compute diluted EPS	78.4	95.4

Basic net EPS	$0.76	$1.07
Diluted net EPS	$0.75	$1.07

Restricted stock units and stock options totaling an additional 9.8 million and 11.5 million shares of Class A Common Stock for the three month periods ended March 31, 2009 and 2008, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

In addition to the 9.8 million antidilutive shares mentioned above, unvested restricted stock units with a performance condition that were granted in the first quarter of 2009 were also excluded from the computation of diluted earnings per share. According to FAS 128, contingently issuable shares are excluded from the computation of diluted EPS if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. If the performance condition were to become satisfied based on actual financial results, the restricted stock units included in diluted EPS would be in the range of 0.1 million to 0.2 million shares depending on the level of achievement. Refer to Note 4 to the Consolidated Condensed Financial Statements for additional information regarding the restricted stock awards with a performance condition.

Effective first quarter of 2009, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents shall be considered participating securities and included in the calculation of earnings per share pursuant to the two-class method in accordance with FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). There was no impact to the Company’s EPS because the terms of its share-based payment awards do not contain nonforfeitable rights to dividends or dividend equivalents.

12.           EMPLOYEE PENSION AND POSTRETIREMENT PLANS

The components of the net periodic benefit cost for both the pension and postretirement plans for the three month periods ended March 31, 2009 and 2008 were as follows:

Pension Benefits:	Three Months Ended March 31
	2009	2008
Service cost	$0.7	$0.8
Interest cost	10.9	11.4
Expected return on plan assets	(12.3)	(12.6)
Amortization of net loss	3.8	2.8
Net periodic benefit cost	$3.1	$2.4

Other Postretirement Benefits:	Three Months Ended March 31
	2009	2008
Service cost	$0.3	$0.5
Interest cost	0.7	0.7
Amortization of prior service (benefit) cost	(1.0)	(1.0)
Amortization of net loss	0.1	0.2
Net periodic benefit cost	$0.1	$0.4

The Company currently expects to contribute approximately $95.5 million to its pension and other postretirement plans in 2009. As of March 31, 2009, $78.6 million of contributions have been made.

13.           DERIVATIVES

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

Lexmark uses fair value hedges to reduce the potentially adverse effects that market volatility may have on its operating results.  Fair value hedges are hedges of recognized assets or liabilities. Lexmark enters into forward exchange contracts to hedge accounts receivable, accounts payable and other monetary assets and liabilities. The forward contracts used in this program generally mature in three months or less, consistent with the underlying asset and liability. Foreign exchange option contracts, as well as forward contracts, may be used as fair value hedges in situations where derivative instruments expose earnings to further change in exchange rates. Although the Company has historically used interest rate swaps to convert fixed rate financing activities to variable rates, there were no interest rate swaps outstanding as of March 31, 2009.

Net outstanding notional amount of derivative activity as of March 31, 2009 was $75.2 million.  This activity was driven by fair value hedges of recognized assets and liabilities primarily denominated in the Euro, Mexican Peso, and Japanese Yen.

Long (Short) Positions by Currency	March 31, 2009
EUR	$(66.8)
MXN	14.9
JPY	(12.5)
Other Net	(10.8)
Total	$(75.2)

Accounting for Derivatives and Hedging Activities

All derivatives are recognized in the Consolidated Condensed Statements of Financial Position at their fair value. Fair values for Lexmark’s derivative financial instruments are based on pricing models or formulas using current market data, or where applicable, quoted market prices. On the date the derivative contract is entered into, the Company designates the derivative as a fair value hedge. Changes in the fair value of a derivative that is highly effective as — and that is designated and qualifies as — a fair value hedge, along with the loss or gain on the hedged asset or liability are recorded in current period earnings in Cost of revenue on the Consolidated Condensed Statements of Earnings.  Derivatives qualifying as hedges are included in the same section of the Consolidated Condensed Statements of Cash Flows as the underlying assets and liabilities being hedged.

As of March 31, 2009 and December 31, 2008, the Company had the following net derivative liabilities recorded at fair value in Accrued liabilities on the Consolidated Condensed Statements of Financial Position:

Foreign Exchange Contracts	March 31, 2009	December 31, 2008
Gross liability position	$(3.1)	$(2.7)
Gross asset position	0.7	1.2
Net liability position	$(2.4)	$(1.5)

For the periods ending March 31, 2009 and March 31, 2008, the Company had the following gains and losses related to derivative instruments qualifying and designated as hedging instruments in fair value hedges and related hedged items recorded in Cost of Revenue on the Consolidated Condensed Statements of Earnings:

	Three Months Ended March 31
Fair Value Hedging Relationships	2009	2008
Foreign Exchange Contracts	$6.0	$5.0
Underlying	(4.1)	1.6
Total	$1.9	$6.6

Lexmark formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge items. This process includes linking all derivatives that are designated as fair value hedges to specific assets and liabilities on the balance sheet. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair value of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively, as discussed below.

Lexmark discontinues hedge accounting prospectively when (1) it is determined that a derivative is no longer effective in offsetting changes in the fair value of a hedged item or (2) the derivative expires or is sold, terminated or exercised. When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value hedge, the derivative will continue to be carried on the Consolidated Condensed Statements of Financial Position at its fair value. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the Consolidated Condensed Statements of Financial Position, with changes in its fair value recognized in current period earnings.

Additional information regarding derivatives can be referenced in Note 2, Fair Value, of the Notes to the Consolidated Condensed Financial Statements.

14.           SEGMENT DATA

Lexmark manufactures and sells a variety of printing and multifunction products and related supplies and services and is primarily managed along its divisional segments, PSSD and ISD.   The Company evaluates the performance of its segments based on revenue and operating income, and does not include segment assets or other income and expense items for management reporting purposes. Segment operating income (loss) includes: selling, general and administrative; research and development; restructuring and related charges; and other expenses, certain of which are allocated to the respective segments based on internal measures and may not be indicative of amounts that would be incurred on a stand alone basis or may not be indicative of results of other enterprises in similar businesses. All other operating income (loss) includes significant expenses that are managed outside of the reporting segments. These unallocated costs include such items as information technology expenses, occupancy costs, stock-based compensation and certain other corporate and regional general and administrative expenses such as finance, legal and human resources.

The following table includes information about the Company’s reportable segments:

	Three Months Ended March 31
	2009	2008
Revenue:
PSSD	$598.7	$741.3
ISD	345.4	433.8
Total revenue	$944.1	$1,175.1

Operating income (loss):
PSSD	$93.2	$143.9
ISD	52.4	78.7
All other	(71.0)	(100.3)
Total operating income (loss)	$74.6	$122.3

Operating income (loss) noted above for the three months ended March 31, 2009, includes restructuring and related charges of $0.4 million in PSSD, $1.7 million in ISD and $2.7 million in All other.

Operating income (loss) noted above for the three months ended March 31, 2008, includes restructuring and related charges (reversals) of $(0.2) million in PSSD, $1.1 million in ISD and $8.2 million in All other.

15.           CONTINGENCIES

In accordance with SFAS No. 5, Accounting for Contingencies, Lexmark records a provision for a loss contingency when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes it has adequate provisions for any such matters.

Legal proceedings

On December 30, 2002 (“02 action”) and March 16, 2004 (“04 action”), the Company filed claims against Static Control Components, Inc. (“SCC”) in the U.S. District Court for the Eastern District of Kentucky (the “District Court”) alleging violation of the Company’s intellectual property and state law rights. Similar claims in a separate action were filed by the Company in the District Court against David Abraham and Clarity Imaging Technologies, Inc. (“Clarity”) on October 8, 2004. SCC and Clarity have filed counterclaims against the Company in the District Court alleging that the Company engaged in anti-competitive and monopolistic conduct and unfair and deceptive trade practices in violation of the Sherman Act, the Lanham Act and state laws. SCC has stated in its legal documents that it is seeking approximately $17.8 million to $19.5 million in damages for the Company’s alleged anticompetitive conduct and approximately $1 billion for Lexmark’s alleged violation of the Lanham Act. Clarity has not stated a damage dollar amount. SCC and Clarity are seeking treble damages, attorney fees, costs and injunctive relief. On September 28, 2006, the District Court dismissed the counterclaims filed by SCC alleging that the Company engaged in anti-competitive and monopolistic conduct and unfair and deceptive trade practices in violation of the Sherman Act, the Lanham Act and state laws. On October 13, 2006, SCC filed a Motion for Reconsideration of the District Court’s Order dismissing SCC’s claims, or in the alternative, to amend its pleadings, which the District Court denied on June 1, 2007. On October 13, 2006, the District Court issued an order to stay the action brought against David Abraham and Clarity until a final judgment or settlement are entered into in the consolidated 02 and 04 actions. On June 20, 2007, the District Court Judge ruled that SCC directly infringed one of Lexmark’s patents-in-suit. On June 22, 2007, the jury returned a verdict that SCC did not induce infringement of Lexmark’s patents-in-suit. As to SCC’s defense that the Company has committed patent misuse, in an advisory, non-binding capacity, the jury did find some Company conduct constituted misuse. In the jury’s advisory, non-binding findings, the jury also found that the relevant market was the cartridge market rather than the printer market and that the Company had unreasonably restrained competition in that market. On October 3, 2008, the District Court Judge issued a memorandum opinion denying various motions made by the Company that sought to reverse the jury’s finding that SCC did not induce infringement of Lexmark’s patents-in-suit. The District Court Judge did, however, grant the Company’s motion that SCC’s equitable defenses, including patent misuse, were moot. As a result, the jury’s advisory findings on misuse, including the jury’s finding that the relevant market was the cartridge market rather than the printer market and that the Company had unreasonably restrained competition in that market, were not adopted by the District Court.  On March 31, 2009, the District Court granted SCC’s Motion for Reconsideration of an earlier Order that had found the Company’s terms used on certain supply items that provide for an up-front discount in exchange for an agreement to use the supply item only once were supported by patent law.  The District Court Judge ruled that after the U.S. Supreme Court’s most recent statement of the law regarding patent exhaustion the Company may not invoke patent law to enforce these terms but state contract law may still be invoked.  A final judgment for the 02 action and the 04 action has not yet been entered by the District Court.

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

Copyright fees

Certain countries (primarily in Europe) and/or collecting societies representing copyright owners’ interests have taken action to impose fees on devices (such as scanners, printers and multifunction devices) alleging the copyright owners are entitled to compensation because these devices enable reproducing copyrighted content. Other countries are also considering imposing fees on certain devices. The amount of fees, if imposed, would depend on the number of products sold and the amounts of the fee on each product, which will vary by product and by country. The Company has accrued amounts that it believes are adequate to address the risks related to the copyright fee issues currently pending. The financial impact on the Company, which will depend in large part upon the outcome of local legislative processes, the Company’s and other industry participants’ outcome in contesting the fees and the Company’s ability to mitigate that impact by increasing prices, which ability will depend upon competitive market conditions, remains uncertain. As of March 31, 2009, the Company has accrued a total of approximately $109 million for copyright fee charges, with approximately $60 million for pending copyright fee issues, including litigation proceedings, local legislative initiatives and/or negotiations with the parties involved. The remaining balance accrued for copyright fees relates to amounts the Company has agreed to pay to various parties, including a recent settlement of approximately $39 million that is discussed further below.

As of March 31, 2009, approximately $53 million of the $60 million accrued for the pending copyright fee issues was related to single function printer devices sold in Germany prior to December 31, 2007. On December 6, 2007, the Bundesgerichtshof (the “German Federal Supreme Court”) issued a judgment in litigation brought by VerwertungsGesellschaft Wort (“VG Wort”), a collection society representing certain copyright holders, against Hewlett-Packard Company (“HP”), finding that single function printer devices sold in Germany prior to December 31, 2007 were not subject to the law authorizing the German copyright fee levy (German Federal Supreme Court, file reference I ZR 94/05). The Company and VG Wort entered into an agreement pursuant to which both VG Wort and the Company agreed to be bound by the outcome of the VG Wort/HP litigation. VG Wort filed a claim with the German Federal Constitutional Court (Bundesverfassungsgericht, the “Constitutional Court”) challenging the decision of the German Federal Supreme Court. The Company believes the amount accrued represents its best estimate of the copyright fee issues currently pending.

An agreement was reached with the collecting societies in which the Company participated regarding the copyright fees to be levied on all-in-one and multifunctional devices (“AIO/MFDs”) sold in Germany after December 31, 2001 through December 31, 2007. The Company had accrued approximately $41 million in copyright fees related to these

AIO/MFDs and the settlement requires the Company to pay approximately $39 million.  This settlement resulted in a $2 million gain in the first quarter of 2009 with the payment scheduled to be made in July of 2009.

The Company believes the amounts accrued represent its best estimate of the copyright fee issues currently pending and these accruals are included in Accrued liabilities on the Consolidated Condensed Statements of Financial Position.

16.           RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)-1”). The FSP amends the guidance provided under FAS 141(R) Business Combinations (“FAS 141(R)”) with regard to the initial recognition and measurement as well as the subsequent accounting for contractual and noncontractual contingencies. Under the new guidance, there is no need to distinguish between a contractual and noncontractual contingency. The new FSP requires that the acquirer recognize at the acquisition date the fair value of an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value can be determined during the measurement period. If fair value cannot be determined during the measurement period, the asset or liability shall be recognized at the acquisition date only if (1) information available before the end of the measurement period indicates that it is probable that the asset existed or the liability had been incurred at the acquisition date and (2) the amount of the asset or liability can be reasonably estimated. Assets and liabilities arising from contingencies that meet the acquisition date recognition criteria shall be subsequently measured and accounted for on a systematic and rational basis. Any asset or liability arising from a contingency that does not meet the recognition criteria at the acquisition date shall be accounted for in accordance with other applicable GAAP, including FAS 5, as appropriate, in subsequent accounting periods. The disclosure requirements of FAS 141R are also amended by this FSP. Assets and liabilities arising from contingencies subject to specific guidance under FAS 141R, such as indemnification assets and contingent consideration arrangements, are not in scope of FSP FAS 141(R)-1. The FSP was effective for any acquisitions by the Company occurring in the first quarter of 2009. The Company applied this guidance to its single acquisition during the quarter, described in Note 2 to the Consolidated Condensed Financial Statements.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). This FSP amends FAS 157, Fair Value Measurements (“FAS 157”) and supersedes FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP FAS 157-3”). According to the FSP, an entity should consider several factors to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity for the asset or liability including price quotations not based on current information, few number of recent transactions, and price quotations varying substantially among market makers to name a few. If an entity concludes, based on the weight of the evidence, there has been a significant decrease in volume and level of activity then transactions or quoted prices may not be determinative of fair value, thus requiring further analysis to determine whether the prices are based on orderly transactions. The FSP lists several factors to consider in making this assessment as well, including the existence of a usual and customary marketing period,  the seller being in or near bankruptcy or forced to sell to meet regulatory or legal requirements, and the transaction price appearing as an outlier when compared with other recent transactions.  Based on the available evidence, an entity must determine whether or not a transaction is orderly. The weight placed on a transaction price when estimating fair value is based on this determination as well as the sufficiency of information available to make the determination. The FSP reaffirms the need to use judgment when determining if a price is determinative of fair value, considering all facts and circumstances including the nature of a quote (binding offer or an indicative price), whether or not the price includes an appropriate risk premium that a market participant would demand, and considering the use of a different valuation technique or multiple valuation techniques. In addition to the accounting guidance, the FSP also amends FAS 157 disclosure requirements to require in interim periods the disclosure of the inputs and valuation techniques used to measure fair value and any changes in inputs and techniques during the period. The FSP also requires that the disclosures of FAS 157 be presented for debt and equity securities by major security type, based on the nature and risks of the security. FSP FAS 157-4 will be effective for the Company’s second quarter 2009 financial statements and shall be applied prospectively. The Company is in the process of evaluating the impact, if any, of the FSP on its existing marketable securities pricing and valuation practices.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). This FSP relates to fair value disclosures for any financial instruments that are not reflected on the balance sheet of public companies at fair value. The FSP requires that for interim reporting periods, a company must (1) disclose the fair value of all financial instruments for which it is practicable to estimate that value, (2) present the fair value together with the related carrying amount reported on the balance sheet, and (3) describe the methods and significant assumptions used to estimate fair value and any changes in the methods and significant assumptions during the period. The FSP will be effective for the Company’s second quarter 2009 interim reporting period. The Company will assess what additional disclosures will be needed, if any, in the second quarter.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). This FSP amends the existing guidance regarding the recognition of other-than-temporary impairment (“OTTI”) for debt securities. If the fair value of a debt security is less than its amortized cost basis, an entity must assess whether the impairment is other than temporary. If an entity intends to sell or it is more likely than not the entity will be required to sell the debt security before its anticipated recovery of its amortized cost basis, an other-than temporary impairment shall be considered to have occurred and the entire difference between the amortized cost basis and the fair value must be recognized in earnings. If the entity does not expect to sell the debt security, but the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss is deemed to exist and OTTI shall be considered to have occurred. However, in this case, the OTTI is separated into two components, the amount representing the credit loss which is recognized in earnings and the amount related to all other factors which is now recognized in other comprehensive income under the new guidance. In either case, for debt securities in which OTTI was recognized in earnings, the difference between the new amortized cost basis (previous amortized cost basis less OTTI recognized in earnings) and the cash flows expected to be collected shall be accreted in accordance with existing guidance as interest income in subsequent periods. The FSP also changes the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities. In periods in which OTTI is determined, the total OTTI shall be presented in the statement of earnings as well as the offset for the amount that was recognized in other comprehensive income under the new FSP. Amounts recognized in accumulated other comprehensive income for which a portion of an OTTI has been recognized in earnings must also be presented separately. The FSP also expands interim and annual disclosure requirements for debt and equity securities including but not limited to the methodology and significant inputs used to measure the credit loss portion of OTTI as well as a tabular rollforward of the amount of credit losses recognized in earnings. As of April 1, 2009, the FSP shall be effective for the Company’s existing and new investments.  FSP FAS 115-2 and FAS 124-2 shall be applied to debt securities held by the Company at April 1, 2009 for which OTTI was previously recognized and could result in the recognition of a cumulative effect adjustment to the opening balance of retained earnings and a corresponding adjustment to accumulated other comprehensive income. The Company is in the process of evaluating the impact of this FSP. For full year 2008, the Company recorded total OTTI charges of $7.3 million, most of which related to debt securities that the Company held at April 1, 2009.

In April 2009, the SEC issued Staff Accounting Bulletin (“SAB”) No. 111 (“SAB 111”), which amends and replaces Topic 5.M. in the Staff Accounting Bulletin Series entitled Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities (“Topic 5.M.”). SAB 111 excludes debt securities from the scope of Topic 5.M. yielding to the guidance provided in FSP FAS 115-2 and FAS 124-2 described in the preceding paragraphs. Since the recognition guidance under FSP FAS 115-2 and FAS 124-2 relates only to debt securities, SAB 111 reaffirms the staff’s previous views related to equity securities. The staff lists examples of factors which should be considered in evaluating the realizable value of an investment in an equity security classified as available for sale including the length of time and extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the holder to retain its investment for a sufficient period of time to allow for any anticipated recovery in fair value. OTTI should be recognized unless evidence exists to support a realizable value equal to or greater than the carrying value. Since there were no real changes to the previous guidance regarding equity securities, SAB 111, by itself, should have no real impact to the Company’s financial statements.

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

The Company is primarily managed along divisional lines: the Printing Solutions and Services Division (“PSSD”) and the Imaging Solutions Division (“ISD”).

•
The Printing Solutions and Services Division primarily sells laser products and serves business customers but also include consumers who choose laser products. Laser products can be divided into two major categories — shared workgroup products and lower-priced desktop products. Lexmark employs large-account sales and marketing teams, closely supported by its development and product marketing teams, to generate demand for its business printing solutions and services. The sales and marketing teams primarily focus on industries such as financial services, retail, manufacturing, education, government and health care. Lexmark also markets its laser and inkjet products increasingly through small and medium business teams who work closely with channel partners. The Company distributes and fulfills its laser products primarily through its well-established distributor and reseller network. Lexmark’s products are also sold through solution providers, which offer custom solutions to specific markets, and through direct response resellers.

•
The Imaging Solutions Division predominantly sells inkjet products to small office home office (“SOHO”) users as well as business users who may choose inkjet products as a lower-priced alternative or supplement to laser products. The Imaging Solutions Division also sells select laser products in certain geographies to SOHO and business users that purchase products through retail channels. Additionally, over the past couple of years, the number of customers seeking productivity-related features has driven significant growth in all-in-one (“AIO”) products. Key factors promoting this trend are greater affordability of AIOs containing productivity features like wireless connectivity, full fax capabilities, automatic document feeders and duplex capabilities. Lexmark distributes its branded inkjet products and supplies through retail outlets as well as distributors and resellers worldwide. Lexmark’s sales and marketing activities are organized to meet the needs of the various geographies and the size of their markets.

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

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP FAS 157-2”) which deferred the effective date of FAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. As permitted by FSP FAS 157-2, the Company only partially applied the provisions of FAS 157 during 2008. Effective January 1, 2009, the Company began applying the valuation concepts of FAS 157 to its nonrecurring, nonfinancial fair value measurements, including the maximization of observable inputs as well as the consideration of market participant assumptions such as highest and best use of an asset. To the extent that a valuation is based on models, inputs or assumptions that are less observable in the market, the determination of fair value requires more judgment on the part of the Company. Such measurements are often classified as Level 3 within the fair value hierarchy.

Management believes that other than the adoption of FAS 157 for its nonrecurring, nonfinancial fair value measurements during the first quarter of 2009, there have been no significant changes to the items that were disclosed as critical accounting policies and estimates in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

RESULTS OF OPERATIONS

Operations Overview

Key Messages

Lexmark is focused on driving long-term performance by strategically investing in technology, products and solutions to secure high value product installations and capture profitable supplies and service annuities in document and print intensive segments of the distributed printing market.

•	The PSSD strategy is focused on capturing profitable supplies and service annuities generated from workgroup monochrome and color laser printers and laser multifunction products (“MFPs”).

•
The ISD strategy is to build a profitable, growing and sustainable inkjet business with good margins and returns derived from a more productive and higher page generating installed base of products and solutions that serve SOHO and business users.

Lexmark continues to take actions to improve its cost and expense structure including continuing to implement restructuring activities of its business to lower its cost and better allow it to fund these strategic initiatives.

Lexmark continues to maintain a strong financial position with a solid balance sheet, which positions it to prudently invest in the future of the business and successfully compete even during challenging times.

Business Factors

The weakening of the global economy continued to impact the revenue in both of the Company’s segments during the first quarter of 2009. Lexmark continues to take actions to reduce cost and expenses worldwide and improve the efficiency of the Company’s inkjet cartridge manufacturing operations and, as a result, the Company announced an additional restructuring action in April 2009 that includes the planned closure of the Company’s inkjet cartridge manufacturing facility in Juarez, Mexico by the end of the first quarter of 2010.  See “Restructuring and Related Charges (Reversals) and Project Costs” that follows for further discussion.

PSSD

During the first quarter of 2009, Lexmark continued its investments in PSSD through new products and technology. The Company expects these investments to produce a steady stream of new products. Lexmark continued to strengthen its customer value propositions with the introduction of 70 new laser products in the fall of 2008 and spring of 2009 that significantly strengthened the Company’s monochrome laser line, color laser line and laser MFPs.

The Company continued its investment in the expansion of managed print services and Lexmark also made investments to improve its coverage and expand the reach of its solutions and services proposition.

The primary focus of these PSSD investments is to drive workgroup laser growth and page generation.

ISD

In 2007, the Company undertook a significant shift in ISD strategy.

Beginning in the second quarter of 2007, the Company experienced the following issues in ISD:

•	On-going declines in inkjet supplies and OEM unit sales;
•	Lower average unit revenues due to aggressive pricing and promotion; and
•	Additional costs in its new products.

As the Company analyzed the situation, it saw the following:

•	Some of its unit sales were not generating adequate lifetime profitability due to lower prices, higher costs and supplies usage below its model;
•	Some markets and channels were on the low-end of the supplies generation distribution curve; and
•	Its business was too skewed to the low-end versus the market, resulting in lower supplies generation per unit.

As a result, Lexmark decided to take the following actions beginning in 2007:

•	The Company decided to more aggressively shift its focus to geographic regions, market segments and customers that generate higher page usage.
•	The Company continues working to minimize the unit sales that do not generate an acceptable profit over their life.

The above actions entail several initiatives, which were begun in 2007 and have continued through the current period:

•	Shifting the Company’s marketing focus and targeted customer segments to the heavier usage segments of SOHO and business users;
•	Shifting the Company’s investment in research and development to better design products and technology that will be attractive to these segments;
•	Re-engineering the Company’s supply chain to reduce costs and eliminate touches between the factory and the customers; and
•
Consolidating supplies manufacturing capacity to lower cost and reduce working capital requirements. See “Restructuring and Related Charges (Reversals) and Project Costs” that follows for further discussion of the Company’s various restructuring activities.

These initiatives have yielded the following for the Company’s ISD segment since 2007:

•	The introduction of new products such as Lexmark’s Professional Series;
•	An increasing amount of industry recognition and awards for its inkjet products; and
•	An improvement in the Company’s retail presence in U.S. Office Super Stores.

The transition of the business is continuing.  Due to this transition and weakness in the OEM business, Lexmark believes it is experiencing shrinkage in its installed base of inkjet products and an associated decline in end-user demand for inkjet supplies. The Company sees the potential for continued erosion in end-user inkjet supplies demand due to the reduction in inkjet hardware unit sales.  The objective is to ultimately stabilize the revenue based on a smaller installed base of higher profit generating devices.

Operating Results Summary

The following discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements and Notes thereto. The following table summarizes the results of the Company’s operations for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31
	2009		2008
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev
Revenue	$944.1	100.0%	$1,175.1	100.0%
Gross profit	333.4	35.3	435.5	37.1
Operating expense	258.8	27.4	313.2	26.7
Operating income	74.6	7.9	122.3	10.4
Net earnings	59.2	6.3	101.7	8.7

For the first quarter of 2009, total revenue was $944 million or down 20% from 2008. Laser and inkjet supplies revenue decreased 16% YTY and laser and inkjet hardware revenue decreased 30% YTY. In PSSD, revenue decreased 19% YTY while revenue in ISD decreased 20% YTY.

Net earnings for the first quarter of 2009 decreased 42% from the prior year primarily due to lower operating income. Net earnings for the first quarter of 2009 included $12.8 million of pre-tax restructuring-related charges and project costs. Net earnings for the first quarter of 2008 included $12.6 million of pre-tax restructuring-related charges and project costs and a $6.7 million tax benefit resulting from adjustments to previously accrued taxes.

Revenue

For the first quarter of 2009, consolidated revenue decreased 20% YTY. Laser and inkjet supplies revenue declined 16% YTY due to lower end user demand and the negative impact of foreign currency exchange rates. Laser and inkjet hardware revenue declined 30% YTY primarily driven by unit declines, as well as the negative impact of foreign currency exchange rates.

The following table provides a breakdown of the Company’s revenue by segment:

	Three Months Ended March 31
(Dollars in millions)	2009	2008	% Change
PSSD	$598.7	$741.3	(19	) %
ISD	345.4	433.8	(20)
Total revenue	$944.1	$1,175.1	(20	) %

PSSD

During the first quarter of 2009, revenue in PSSD decreased $143 million or 19% compared to 2008 due to a 30% decline in hardware revenue as well as a decline in supplies revenue. The lower hardware revenue was primarily due to lower unit volumes, as well as a negative impact of foreign currency exchange rates. PSSD laser hardware unit shipments declined 25% YTY due to the weak economic environment. PSSD laser hardware average unit revenue (“AUR”), which reflects the changes in both pricing and mix, decreased 5% YTY primarily due to negative currency impacts and continued price pressures.

ISD

During the first quarter of 2009, revenue in ISD decreased $88 million or 20% compared to 2008 due to decreased hardware and supplies revenue. Hardware revenue declined 32% YTY due to lower unit shipments, as well as a negative impact of foreign currency exchange rates. The ISD hardware decline YTY was partially offset by improved product mix toward higher priced hardware devices.  Hardware unit shipments declined 30% YTY principally due to the decision to transition the inkjet business as well as the weak global market. Hardware AUR decreased 3% YTY as positive product mix was more than offset by the negative impact of foreign currency exchange rates as well as continued price pressures.

Revenue by geography:

The following table provides a breakdown of the Company’s revenue by geography:

	Three Months Ended March 31
(Dollars in millions)	2009	2008	% Change
United States	$421.8	$487.8	(14	) %
EMEA (Europe, the Middle East & Africa)	351.2	454.9	(23)
Other International	171.1	232.4	(26)
Total revenue	$944.1	$1,175.1	(20	) %

For the three months ended March 31, 2009, revenue decreased in all geographies primarily due to global economic weakness. In addition, currency exchange rates had a 7% YTY unfavorable impact on revenue for the first quarter of 2009.  For the first quarter of 2008, currency exchange rates had a 5% YTY favorable impact on revenue.

Gross Profit

The following table provides gross profit information:

	Three Months Ended March 31
(Dollars in millions)	2009	2008	Change
Gross profit dollars	$333.4	$435.5	(23	) %
% of revenue	35.3%	37.1%	(1.8	)pts

For the three months ended March 31, 2009, consolidated gross profit and gross profit as a percentage of revenue decreased YTY. The changes in the gross profit margin YTY for the three months ended March 31, 2009 were primarily due to a decline in product margins of 4.5 percentage points, primarily driven by lower hardware margins, partially offset by a favorable mix shift reflecting a higher relative percentage of supplies versus hardware.

Gross profit for the three months ended March 31, 2009, included $4.9 million of pre-tax restructuring-related charges and project costs. Gross profit for the three months ended March 31, 2008 included $5.3 million of pre-tax restructuring-related charges and project costs. See “Restructuring and Related Charges (Reversals) and Project Costs” that follows for further discussion.

Operating Expense

The following table presents information regarding the Company’s operating expenses during the periods indicated:

	Three Months Ended March 31
	2009		2008
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev
Research and development	$97.4	10.3%	$105.5	9.0%
Selling, general & administrative	158.9	16.8	209.0	17.8
Restructuring and related charges (reversals)	2.5	0.3	(1.3)	(0.1)
Total operating expense	$258.8	27.4%	$313.2	26.7%

For the three months ended March 31, 2009, research and development decreased YTY due to the continuing focus on optimizing the efficiency of the development spend while continuing to invest in key strategic initiatives.

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2009 decreased YTY. The lower SG&A reflects the benefits of the Company’s restructuring actions and other expense reduction measures as well as weaker foreign currencies. Additionally, SG&A expenses in the first quarter of 2009 and 2008 included project costs related to the Company’s restructuring activities.  See discussion below of restructuring and related charges and project costs included in the Company’s operating expenses for the periods presented in the table above.

For the three months ended March 31, 2009, the Company incurred $7.9 million of pre-tax restructuring and related charges and project costs due to the Company’s restructuring plans. Of the $7.9 million of pre-tax restructuring and related charges and project costs incurred for the three months ended March 31, 2009, $5.4 million is included in Selling, general and administrative while $2.5 million is included in Restructuring and related charges (reversals) on the Company’s Consolidated Condensed Statements of Earnings.

For the three months ended March 31, 2008, the Company incurred $7.3 million of pre-tax restructuring and related charges and project costs due to the Company’s restructuring plans. Of the $7.3 million of pre-tax restructuring and related charges and project costs incurred for the three months ended March 31, 2008, $8.6 million is included in Selling, general and administrative which is partially offset by the ($1.3) million reversal included in Restructuring and related charges (reversals) on the Company’s Consolidated Condensed Statements of Earnings.

See “Restructuring and Related Charges (Reversals) and Project Costs” that follows for further discussion.

Operating Income (Loss)

The following table provides operating income by market segment:

	Three Months Ended March 31
(Dollars in millions)	2009	2008	Change
PSSD	$93.2	$143.9	(35)%
% of segment revenue	15.6%	19.4%	(3.8)	pts

ISD	52.4	78.7	(33)%
% of segment revenue	15.2%	18.1%	(2.9)	pts

All other	(71.0)	(100.3)	29%
Total operating income (loss)	$74.6	$122.3	(39)%
% of total revenue	7.9%	10.4%	(2.5)	pts

For the three months ended March 31, 2009, the decrease in consolidated operating income was due to lower gross profit partially offset by lower operating expenses.

For the first quarter of 2009, PSSD operating income decreased YTY principally due to lower gross margin dollars, primarily reflecting the negative impact of weaker foreign currencies on revenue, partially offset by lower operating expenses.

For the first quarter of 2009, ISD operating income decreased YTY due to lower supplies revenue, reflecting the actions taken to re-position the ISD business, and the global economic weakness, as well as the impact of weaker foreign currencies.

For the three months ended March 31, 2009, the Company incurred total pre-tax restructuring-related charges and project costs related to the Company’s restructuring plans of $1.3 million in PSSD, $3.0 million in ISD and $8.5 million in All other. See “Restructuring and Related Charges (Reversals) and Project Costs” that follows for further discussion.

For the three months ended March 31, 2008, the Company incurred total pre-tax restructuring-related charges and project costs of $1.6 million in ISD and $11.0 million in All other, while the Company did not incur any significant charges in PSSD. See “Restructuring and Related Charges (Reversals) and Project Costs” that follows for further discussion.

Interest and Other

The following table provides interest and other information:

	Three Months Ended March 31
(Dollars in millions)	2009	2008
Interest (income) expense, net	$5.1	$(7.5)
Other expense (income), net	(1.1)	1.4
Total interest and other (income) expense, net	$4.0	$(6.1)

During the first quarter of 2009, total interest and other (income) expense, net, was an expense of $4.0 million compared to income of $6.1 million in 2008.

For the three months ended March 31, 2009, total interest and other (income) expense, net, decreased YTY primarily due to increased interest expense from the Company’s $650 million aggregate principal amount of fixed rate senior unsecured notes that were initiated in the second quarter of 2008.

Provision for Income Taxes and Related Matters

The Provision for income taxes for the three months ended March 31, 2009 was an expense of $11 million or an effective tax rate of 16.2% compared to an expense of $27 million or an effective tax rate of 20.8% for the first quarter of 2008.  The difference in these rates is due principally to a difference in the expected geographic distribution of earnings for 2009 (9.4 percentage-point decrease from quarter to quarter), partially offset by the reversal during the first quarter of 2008 of $6.7 million of previously-accrued taxes (5.1 percentage-point increase from quarter to quarter), primarily due to the settlement of a tax audit.

During the first quarter of 2008, the Internal Revenue Service completed its examination of the Company’s income tax returns for the years 2004 and 2005. As a result of completing that audit, the Company reduced the total amount of its unrecognized tax benefits by $22.9 million, of which $6.5 million reduced the Company’s effective tax rate for the quarter ended March 31, 2008.

Net Earnings and Earnings per Share

The following table summarizes net earnings and basic and diluted net earnings per share:

	Three Months Ended March 31
(Dollars in millions, except per share amounts)	2009	2008
Net earnings	$59.2	$101.7

Basic earnings per share	$0.76	$1.07
Diluted earnings per share	$0.75	$1.07

Net earnings for the first quarter of 2009 decreased 42% from the prior year primarily due to lower operating income, partially offset by a lower tax rate.

For the three months ended March 31, 2009, the decrease YTY in basic and diluted earnings per share was primarily due to lower earnings.

RESTRUCTURING AND RELATED CHARGES (REVERSALS) AND PROJECT COSTS

Summary of Restructuring Impacts

The Company’s first quarter of 2009 financial results are impacted by its ongoing restructuring plans and related projects and are discussed in further detail below.  Project costs consist of additional charges related to the execution of the restructuring plans.  These project costs are incremental to the Company’s normal operating charges and are expensed as incurred, and include such items as compensation costs for overlap staffing, travel expenses, consulting costs and training costs. The table below summarizes the financial impacts of the Company’s restructuring plans and related projects for the quarter ended March 31, 2009.

For the three months ended March 31, 2009, the Company incurred charges, including project costs, of $12.8 million for the Company’s restructuring plans as follows:

	April 2009	2009 Action	2008 Action	2007 Action
(in millions)	Restructuring-related Charges (Note 3)	Restructuring-related Charges (Note 3)	Restructuring-related Charges (Note 3)	Restructuring-related Charges (Note 3)	Project Costs	Total
Accelerated depreciation charges/project costs	$-	$-	$-	$2.3	$2.6	$4.9
Employee termination benefit charges/project costs	1.6	0.9	-	-	5.4	7.9
Total restructuring-related charges/project costs	$1.6	$0.9	$-	$2.3	$8.0	$12.8

The Company incurred $4.9 million of accelerated depreciation charges and project costs in Cost of revenue on the Consolidated Condensed Statements of Earnings.  Total employee termination benefits of $2.5 million are included in Restructuring and related charges (reversals) while $5.4 million of related project costs are included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.  There were no restructuring-related charges or project costs related to the 2006 Restructuring Plan in the first quarter of 2009.

For the quarter ended March 31, 2009, the Company incurred restructuring and related charges and project costs related to its restructuring plans of $1.3 million in PSSD, $3.0 million in ISD and $8.5 million in All other.

Total savings from Lexmark’s recent restructuring plans and ongoing focus on costs and expense reductions is expected to generate approximately $190.0 million of cumulative savings in 2009.

April 2009 Restructuring Plan

General

As part of Lexmark’s ongoing plan to consolidate manufacturing capacity and reduce costs and expenses worldwide, the Company announced on April 21, 2009 the planned closure of its inkjet cartridge manufacturing facility in Juarez, Mexico by the end of the first quarter of 2010 as well as the continued restructuring of its worldwide workforce (the “April 2009 Restructuring Plan”).  This April 2009 Restructuring Plan is expected to impact about 360 positions worldwide, with approximately 270 coming from the closure of the facility in Juarez, Mexico.  The Company expects the April 2009 Restructuring Plan will result in total pre-tax charges of approximately $50.0 million with cash costs estimated at $10.0 million, with $45.0 million estimated pre-tax charges and cash costs estimated at $8.0 million occurring in 2009. The Company expects the April 2009 Restructuring Plan to be substantially completed by the end of the first quarter of 2010 and currently expects total 2010 savings of more than $20.0 million, with more than $5.0 million in savings in 2009.

Impact to 2009 Financial Results

For the three months ended March 31, 2009, the Company incurred charges of $1.6 million for the April 2009 Restructuring Plan as follows:

	April 2009
(in millions)	Restructuring-related Charges (Note 3)	Project Costs	Total
Employee termination benefit charges/project costs	$1.6	$-	$1.6

Total employee termination benefit charges of $1.6 million were incurred in ISD, and are included in Restructuring and related charges (reversals) on the Consolidated Condensed Statements of Earnings.

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits in connection with the April 2009 Restructuring Plan. The liability is included in Accrued liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

(in millions)	Employee Termination Benefits
Balance at December 31, 2008	$-
Costs incurred	1.6
Balance at March 31, 2009	$1.6

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

Impact to 2009 Financial Results

For the three months ended March 31, 2009, the Company incurred charges of $4.5 million for the 2009 Restructuring Plans as follows:

	2009 Action
(in millions)	Restructuring-related Charges (Note 3)	Project Costs	Total
Accelerated depreciation charges/project costs	$-	$0.6	$0.6
Employee termination benefit charges/project costs	0.9	3.0	3.9
Total restructuring-related charges/project costs	$0.9	$3.6	$4.5

For the three months ended March 31, 2009, the Company incurred restructuring-related charges of $1.3 million in PSSD, $0.3 million in ISD and $2.9 million in All other. Project costs of $0.6 million related to accelerated depreciation charges are included in Cost of revenue, total employee termination benefit charges of $0.9 million are included in Restructuring and related charges (reversals), and $3.0 million of project costs related to employee termination benefit charges are included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings. Including the $20.2 million of charges incurred in 2008 because the charges were probable and estimable for the 2008 year-end reporting period, the Company has incurred $24.7 million of total charges for the 2009 Restructuring Plan.

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits in connection with the 2009 Restructuring Plan. The liability is included in Accrued liabilities on the Company’s Consolidated Condensed Statements of Financial Position.
(in millions)	Employee Termination Benefits
Balance at December 31, 2008	$20.2
Costs incurred	0.7
Reversals	(0.4)
Payments & other (1)	(7.0)
Balance at March 31, 2009	$13.5
(1) Other consists of changes in the liability balance due to foreign currency translations.

2008 Restructuring Plan

General

To enhance the efficiency of the Company’s inkjet cartridge manufacturing operations, the Company announced the 2008 Restructuring Plan on July 22, 2008 that resulted in the closure of one of the Company’s inkjet supplies manufacturing facilities in Mexico.  The 2008 Restructuring Plan was substantially complete by the end of the first quarter of 2009 and any remaining charges to be incurred will be immaterial.

Impact to 2009 Financial Results

For the three months ended March 31, 2009, the Company incurred $1.1 million of project costs in connection with the 2008 Restructuring Plan.  These project costs are included in Cost of revenue on the Consolidated Condensed Statements of Earnings and were incurred in ISD.

Liability Rollforward

As of March 31, 2009, the Company had a liability balance of $0.1 million for employee termination benefits in connection with the 2008 Restructuring Plan. The liability is included in Accrued liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

2007 Restructuring Plan

General

On October 23, 2007, the Company announced the “2007 Restructuring Plan” which included:

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

The 2007 Restructuring Plan was substantially complete by the end of the first quarter of 2009 and any remaining charges to be incurred will be immaterial.

Impact to 2009 Financial Results

For the three months ended March 31, 2009, the Company incurred charges of $5.6 million for the 2007 Restructuring Plan as follows:

	2007 Action
(in millions)	Restructuring -related Charges (Note 3)	Project Costs	Total
Accelerated depreciation charges/project costs	$2.3	$0.9	$3.2
Employee termination benefit charges/project costs	-	2.4	2.4
Total restructuring-related charges/project costs	$2.3	$3.3	$5.6

The Company incurred $3.2 million of accelerated depreciation charges and related project costs in Cost of revenue, while project costs of $2.4 million related to employee termination benefit charges are included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.  All $5.6 million of restructuring and related charges were incurred in All other.

Impact to 2008 Financial Results

For the three months ended March 31, 2008, the Company incurred $12.6 million for the 2007 Restructuring Plan as follows:

	2007 Action
(in millions)	Restructuring-related Charges (Note 3)	Project Costs	Total
Accelerated depreciation charges/project costs	$10.4	$1.3	$11.7
Employee termination benefit charges (reversals)/project costs	(1.3)	2.2	0.9
Total restructuring-related charges/project costs	$9.1	$3.5	$12.6

For the three months ended March 31, 2008, the Company incurred $5.3 million of accelerated depreciation charges and project costs in Cost of revenue and $6.4 million in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.   The ($1.3) million of employee termination benefit reversals are included in Restructuring and related charges (reversals) while the $2.2 million of related project costs are included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.

For the three months ended March 31, 2008, the Company incurred restructuring and related charges and project costs related to the Company’s 2007 Restructuring Plan of $1.6 million in ISD, and $11.0 million in All other while the Company did not incur significant charges in PSSD.

Liability Rollforward

The following table presents a rollforward of the liability incurred for employee termination benefits and contract termination and lease charges in connection with the 2007 Restructuring Plan. Of the total $13.4 million restructuring liability, $13.0 million is included in Accrued liabilities and $0.4 million is included in Other liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

(in millions)	Employee Termination Benefits	Contract Termination & Lease Charges	Total
Balance at December 31, 2008	$12.0	$4.2	$16.2
Payments & other (1)	(1.9)	(0.9)	(2.8)
Balance at March 31, 2009	$10.1	$3.3	$13.4
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

Impact to 2009 and 2008 Financial Results

For the three months ended March 31, 2009 and March 31, 2008, the Company incurred no charges related to the 2006 Restructuring Plan.

Liability Rollforward

As of March 31, 2009, the Company had a liability balance of $2.0 million for employee termination benefits and contract termination and lease charges in connection with the 2006 actions.  Of the total $2.0 million restructuring liability, $0.9 million is included in Accrued liabilities and $1.1 million is included in Other liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

FINANCIAL CONDITION

Lexmark’s financial position remained strong at March 31, 2009, with working capital of $780 million compared to $805 million at December 31, 2008. The decrease in working capital accounts was driven by the decrease in cash and cash equivalents discussed in the paragraphs to follow. This decrease was largely due to the pension funding of $79 million that occurred in the first quarter of 2009, which was applied against the Company’s noncurrent liabilities.

The following table summarizes the results of the Company’s Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31
(Dollars in millions)	2009	2008
Net cash flow provided by (used for):
Operating activities	$(86.1)	$177.5
Investing activities	(49.9)	(129.9)
Financing activities	5.1	4.6
Effect of exchange rate changes on cash	(1.8)	0.7
Net change in cash and cash equivalents	$(132.7)	$52.9

The Company’s primary sources of liquidity have historically been available cash, cash equivalents and marketable securities, and cash generated by operations. Cash from operations alone has generally been sufficient to allow the Company to fund its working capital needs and finance its capital expenditures. However, for the three months ended March 31, 2009, the Company reported cash flow used for operating activities of $86.1 million, a year-to-year (“YTY”) decrease of $263.6 compared to the three months ended March 31, 2008. Management continues to believe that cash provided by operations and available cash, cash equivalents, and marketable securities will be sufficient to meet operating and capital needs for the remaining quarters of 2009. However, in the event that cash from operations is not sufficient, the Company has other potential sources of cash through utilization of its accounts receivable financing program, revolving credit facility or other financing sources. As of March 31, 2009, the Company held $811 million in cash and current marketable securities.

At March 31, 2009 and December 31, 2008, the Company had senior note debt of $648.8 million and $648.7 million, respectively. The issuance of the senior note debt is included in the Financing activities section to follow.

Operating activities

Recent economic conditions have impacted the Company’s profitability as well as cash flow. The Company believes it is likely that full year 2009 cash flow from operations will be less than the amount generated for full year 2008.

The $263.6 million decrease in cash flow from operating activities from 2008 to 2009 was driven by several factors including the unfavorable relative YTY changes in Accrued liabilities and Other assets and liabilities collectively totaling $122.7 million, largely due to $78.6 million of pension payments made in the first quarter of 2009 that resulted from the steep decline in the fair value of pension plan assets in 2008, as well as the YTY increase in annual bonus payments made to employees of approximately $10 million. With respect to the pension payments, it is anticipated that the Company will pay an additional $16.9 million in funding over the remaining three quarters of 2009.

The unfavorable relative $46.8 million YTY change in Trade receivables was another significant factor. Year end trade receivables, which are typically collected in the following quarter, were significantly higher at December 31, 2007 than December 31, 2008. In addition, the Company’s collection performance, measured in days sales outstanding, deteriorated in the first quarter of 2009, resulting in weaker cash flow. This deterioration did not occur in first quarter 2008. The Company’s days of sales outstanding were 40 days at March 31, 2009, and 36 days at December 31, 2008, compared to 40 days at March 31, 2008, and 40 days at December 31, 2007.

Additional factors contributing to the unfavorable comparison include $42.5 million YTY decrease in Net earnings as well the $22.7 million unfavorable relative YTY change in Inventories. The unfavorable relative YTY change in Inventories was driven by slower moving inventories that resulted in the Inventories balance decreasing from the previous year end balance by a smaller amount in the first quarter of 2009 when compared to the decrease that occurred in the first quarter of 2008. The Company’s days of inventory were 63 days at March 31, 2009, and 51 days at December 31, 2008, compared to 53 days at March 31, 2008, and 48 days at December 31, 2007.

Cash conversion days
	Mar-09	Dec-08	Mar-08	Dec-07
Days of sales outstanding	40	36	40	40
Days of inventory	63	51	53	48
Days of payables	70	65	69	66
Cash conversion days	33	22	23	22

Cash conversion days represent the number of days that elapse between the day the Company pays for materials and the day it collects cash from its customers. Cash conversion days are equal to the days of sales outstanding plus days of inventory less days of payables. The cash conversion days in the table above may not foot due to rounding.

The days of sales outstanding are calculated using the period-end Trade receivables balance, net of allowances, and the average daily revenue for the quarter.

The days of inventory are calculated using the period-end net Inventories balance and the average daily cost of revenue for the quarter.

The days of payables are calculated using the period-end Accounts payable balance and the average daily cost of revenue for the quarter.

Other Notable Operating Activities
The outcome of certain European countries’ legislative processes and on-going litigation regarding copyright fees could have a significant impact on cash flows from operating activities. As of March 31, 2009, the Company had accrued total charges of approximately $109 million, including approximately $60 million for pending contingencies. These accruals are included in Accrued liabilities on the Consolidated Condensed Statements of Financial Position. It is anticipated that the Company will make a payment in the amount of approximately $39 million in the third quarter of 2009 in settlement of a portion of the balance provided above. Refer to Part I, Item 1, Note 15 of the Notes to Consolidated Condensed Financial Statements for additional information.

Investing activities

The Company decreased its marketable securities investments by $30.2 million during the three months ended March 31, 2009. In comparison, the Company increased its marketable securities investments $89.2 million during the three months ended March 31, 2008. The $80.0 million YTY decrease in the net cash flows used for investing activities for the periods provided was driven by the decrease in marketable securities purchases.

Marketable securities
The Company’s investments in marketable securities are classified and accounted for as available-for-sale. At March 31, 2009 and December 31, 2008, the Company’s marketable securities portfolio consisted of asset-backed and mortgage-backed securities, corporate debt securities, municipal debt securities, U.S. government and agency debt securities, commercial paper, certificates of deposit, and preferred securities, including approximately $25 million of auction rate securities classified as noncurrent assets as of both dates presented.

Market conditions continue to indicate significant uncertainty on the part of investors on the economic outlook for the U.S. and for financial institutions. This uncertainty has created reduced liquidity across the fixed income investment market, including the securities in which Lexmark is invested. As a result, some of the Company’s investments have experienced reduced liquidity including unsuccessful auctions for its auction rate security holdings as well as temporary and other-than-temporary impairment (“OTTI”) of other marketable securities.

The Company assesses its marketable securities for other-than-temporary declines in value by considering several factors that include, among other things, any events that may affect the creditworthiness of a security’s issuer, current and expected market conditions, the length of time and extent to which fair value is less than cost, and the Company’s ability and intent to hold the security until a forecasted recovery of fair value that may include holding the security to maturity. As of May 5, 2009, the Company does not believe that it has a material risk in its current portfolio of investments that would materially impact its financial condition or liquidity.

For the quarter ended March 31, 2009, the Company recognized $0.4 million in losses on its marketable securities, of which $0.2 million were recognized as other-than-temporary impairment and $0.2 million were realized losses. For the quarter ended March 31, 2008, the Company recognized $1.0 million in net losses on its marketable securities, of which $0.4 million were attributable to the change in fair value of certain distressed corporate bonds and mortgage-backed securities held at March 31, 2008 deemed to be other-than-temporarily impaired. As of March 31, 2009, the Company had recognized $6.3 million of gross unrealized losses and $5.4 million of gross unrealized gains in accumulated other comprehensive loss, which does not include charges for other-than-temporary impairment recorded in the first quarter of 2009 described above and full year 2008. Full year 2008 other-than- temporary impairment totaled $7.3 million, of which $5.4 million related to its corporate debt, mortgage-backed and asset back securities, and $1.9 million in connection with its auction rate securities.

Specifically regarding the Company’s auction rate securities, Lexmark believes no additional other-than-temporary-impairment has occurred in the Company’s auction rate security portfolio based on Lexmark’s assessment of the credit quality of the underlying collateral and credit support available to each of the auction rate securities in which the Company is invested.  The Company has the ability and intent to hold these securities until liquidity in the market or optional issuer redemption occurs and could also hold the securities to maturity. Additionally, if Lexmark required capital, the Company has available liquidity through its accounts receivable program and revolving credit facility. Since reclassifying to noncurrent assets the securities that did not auction successfully at the end of the first quarter 2008, $40.6 million of auction rate fixed income securities have been either sold or redeemed at par. There have been no realized losses from the sale or redemption of auction rate securities.

Fair value measurement of marketable securities
Recent events have led to an increased focus on fair value accounting, including the practices companies utilize to value financial instruments. The Company uses a third party to provide the fair values of the marketable securities in which Lexmark is invested, though the valuation of its investments is the responsibility of the Company. The Company has performed a reasonable level of due diligence in the way of documenting the pricing methodologies used by the third party as well as a limited amount of sampling of the valuations. Most of the Company’s securities are valued using a consensus price method, whereby prices from a variety of industry data providers (multiple quotes) are input into a distribution-curve based algorithm to determine daily market values. Pricing inputs for a select number of securities were provided and compared to the overall valuation for reasonableness. In limited instances, the Company has adjusted the fair values provided by the third party in order to better reflect the risk adjustments that market participants would make for nonperformance and liquidity risks. Level 3 fair value measurements are based on inputs that are unobservable and significant to the overall valuation. The Company’s Level 3 recurring fair value measurements include security types that do not have readily determinable market values and/or are not priced by independent data sources, including auction rate securities for which recent auctions were unsuccessful, valued at $24.7 million, certain distressed debt securities valued at $0.9 million and other mortgage-backed securities valued at $0.2 million. Level 3 measurements were roughly 3.7% of the Company’s total available-for-sale marketable securities portfolio at March 31, 2009.

The discounted cash flow analysis performed by the Company on its auction rate securities at March 31, 2009 used current coupon rates, a second quarter 2010 redemption date and a 50 basis point liquidity premium factored into the discount rate.  The result was the Company’s best estimate of fair value using assumptions that the Company believes market participants would make for nonperformance and liquidity risk at the measurement date. The Company holds certain debt instruments that it considers distressed due to reasons such as bankruptcy or a significant downgrade in credit rating. These securities are generally valued using non-binding quotes from brokers or other indicative pricing sources. In some instances the Company has determined that the last known transaction price is not determinative of fair value, due to decline in the volume and level of trading activity or an adverse change in the expected cash flows of the underlying collateral. Securities with these characteristics are often valued using non-binding quotes from brokers or other indicative pricing sources as well.

Refer to Part I, Item 1, Note 2 of the Notes to Consolidated Condensed Financial Statements for additional information regarding FAS 157 Fair Value Measurements. Refer to Part I, Item 1, Note 5 of the Notes to Consolidated Condensed Financial Statements for additional information regarding marketable securities.

Capital expenditures
For the three months ended March 31, 2009 and 2008, the Company spent $67.5 million and $39.7 million, respectively, on capital expenditures. The capital expenditures for 2009 principally related to infrastructure support (including information technology expenditures), and new product development. It is anticipated that total capital expenditures for 2009 will be approximately $225 million and are expected to be funded primarily through cash from operations as well as the Company’s existing cash, cash equivalents, and proceeds from sales of marketable securities.

Other Notable Investing Activities
Other notable investing cash flows for 2009 included the acquisition of a wholesale company for $10.7 million, net of cash acquired. The wholesaler was purchased for its current customer base and established presence in Eastern Europe. The acquisition was not a significant business combination. Refer to Part I, Item 1, Note 2 of the Notes to Consolidated Condensed Financial Statements for additional information.

Financing activities

There were minimal financing activities in the first quarters of 2009 and 2008. The net cash inflows in the first quarter of 2009 were primarily related to the increase in short-term debt of the Company’s Brazil subsidiary. The net cash inflows in the first quarter of 2008 were related mostly to stock option exercises and final activity related to the Company’s discontinued employee share purchase program. There were no issuances or repayments of senior note debt during the first quarters of 2009 and 2008. There were no share repurchases during the first quarters of 2009 and 2008.

Senior note debt
At March 31, 2009 and December 31, 2008, the Company had senior note debt of $648.8 million and $648.7 million, respectively, net of discount. In the second quarter of 2008, the Company repaid $150.0 million of senior note debt that matured on May 15, 2008.  Subsequently, the Company issued $350.0 million of five-year fixed rate senior unsecured notes and $300 million of ten-year fixed rate senior unsecured notes. Interest will be paid semi-annually at annual interest rates of 5.90% and 6.65% on the five- and ten-year notes, respectively.

Share repurchases
In May 2008, the Company received authorization from the Board of Directors to repurchase an additional $750 million of its Class A Common Stock for a total repurchase authority of $4.65 billion. As of March 31, 2009, there was approximately $0.5 billion of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During the first quarter of 2009, the Company did not repurchase any shares of its Class A Common Stock. As of March 31, 2009, since the inception of the program in April 1996, the Company had repurchased approximately 91.6 million shares for an aggregate cost of approximately $4.2 billion. As of March 31, 2009, the Company had reissued approximately 0.5 million shares of previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million, 16.0 million and 16.0 million shares of treasury stock in 2005, 2006 and 2008, respectively, the net treasury shares held at March 31, 2009 were 15.1 million.

Additional Sources of Liquidity

The Company has additional liquidity available through its trade receivables facility and revolving credit facility.

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

This facility contains customary affirmative and negative covenants as well as specific provisions related to the quality of the accounts receivables transferred. As collections reduce previously transferred receivables, the Company may replenish these with new receivables. Lexmark bears a limited risk of bad debt losses on the trade receivables transferred, since the Company over-collateralizes the receivables transferred with additional eligible receivables. Lexmark addresses this risk of loss in its allowance for doubtful accounts. Receivables transferred to the unrelated third-party may not include amounts over 90 days past due or concentrations over certain limits with any one customer.  The facility also contains customary cash control triggering events which, if triggered, could adversely affect the Company’s liquidity and/or its ability to transfer trade receivables. A downgrade in the Company’s credit rating to non-investment grade would reduce the Company’s ability to finance its trade receivables. See discussion of Credit ratings in the sections to follow.

In October 2008, commitments to the facility were renewed by one of the two banks, resulting in a decrease in the maximum capital availability from $200 million to $100 million. At March 31, 2009, there were no secured borrowings outstanding under the trade receivables facility.

Revolving credit facility
Effective January 20, 2005, Lexmark entered into a $300 million 5-year senior, unsecured, multi-currency revolving credit facility with a group of banks. Under the credit facility, the Company may borrow in U.S. dollars, euros, British pounds sterling and Japanese yen.

Lexmark’s credit agreement contains usual and customary default provisions, leverage and interest coverage restrictions and certain restrictions on secured and subsidiary debt, disposition of assets, liens and mergers and acquisitions. The $300 million credit facility has a maturity date of January 20, 2010. The Company is currently working on the renewal of this facility.

At March 31, 2009, there were no amounts outstanding under the revolving credit facility. Due to current credit market conditions, it is unclear as to whether the Company will be able to extend its revolving credit facility when it expires on January 20, 2010.

Credit ratings

The Company’s current credit rating was downgraded by Standard & Poor’s Ratings Services during the first quarter of 2009 from BBB to BBB-. On April 28, 2009, Moody’s Investors Services downgraded the Company’s current credit rating from Baa2 to Baa3. Because the ratings remain investment grade, there were no material changes to the borrowing capacity or cost of borrowing under the facilities described in the preceding paragraphs, nor were there any adverse changes to the coupon payments on the Company’s public debt. The Company does not have any rating downgrade triggers that accelerate the maturity dates of its revolving credit facility or public debt.

The Company’s credit rating can be influenced by a number of factors, including overall economic conditions, demand for the Company’s printers and associated supplies and ability to generate sufficient cash flow to service the Company’s debt. A downgrade in the Company’s credit rating to non-investment grade would decrease the maximum availability under its trade receivables facility, increase the cost of the Company’s borrowings and likely have an adverse effect on the Company’s ability to obtain access to new financings in the future.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 16 to the Consolidated Condensed Financial Statements in Item 1 for a description of recent accounting pronouncements which is incorporated herein by reference.

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

The Company’s inability to renew its revolving credit facility or extend its trade receivables facility could adversely impact the Company’s financial condition.

•
The Company may be unable to renew its revolving credit facility or extend its trade receivables facility based on current or continued weakening of credit market conditions.  If the Company is unable to renew its revolving credit facility or extend its trade receivables facility, the Company’s financial condition could be adversely impacted.  If the Company is able to renew its revolving credit facility and/or extend its trade receivables facility, it may be on terms substantially less favorable than the Company’s current credit facilities.

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

•
The Company’s performance depends in part upon its ability to successfully forecast the timing and extent of customer demand and reseller demand to manage worldwide distribution and inventory levels of the Company. Unexpected fluctuations (up or down) in customer demand or in reseller inventory levels could disrupt ordering patterns and may adversely affect the Company’s financial results, inventory levels and cash flows. In addition, the financial failure or loss of a key customer, reseller or supplier could have a material adverse impact on the Company’s financial results. The Company must also be able to address production and supply constraints, including product disruptions caused by quality issues, and delays or disruptions in the supply of key components necessary for production. Such delays, disruptions or shortages may result in lost revenue or in the Company incurring additional costs to meet customer demand. The Company’s future operating results and its ability to effectively grow or maintain its market share may be adversely affected if it is unable to address these issues on a timely basis.

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

•
The Company has historically used stock options and other forms of share-based payment awards as key components of the total rewards program for employee compensation in order to align employees’ interests with the interests of stockholders, motivate employees, encourage employee retention and provide competitive compensation and benefits packages. As a result of Statement of Financial Accounting Standards No. 123R, the Company incurs an increased compensation cost associated with its share-based compensation programs, and as a result has reviewed its compensation strategy and reduced the number of employees receiving share-based awards, reduced the size of the awards and changed the form of awards in light of the current regulatory and competitive environment. Due to this change in compensation strategy, combined with other retirement and benefit plan changes and reductions undertaken to reduce costs, the Company may find it difficult to attract, retain and motivate employees, and any such difficulty could materially adversely affect its operating results.

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

Interest Rates

At March 31, 2009, the fair value of the Company’s senior notes was estimated at $559 million using quoted market prices obtained from an independent broker. The carrying value as recorded in the Consolidated Condensed Statements of Financial Position at March 31, 2009 exceeded the fair value of the senior notes by approximately $89.5 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $24.4 million at March 31, 2009.

See the section titled “FINANCIAL CONDITION - Investing activities:” in Item 2 of this report for a discussion of the Company’s auction rate securities portfolio which is incorporated herein by reference.

Foreign Currency Exchange Rates

The Company has employed, from time to time, a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the Company’s functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the Company is exposed include the Euro, the British pound, the Canadian dollar, the Philippine peso and the Australian dollar, as well as other currencies. Exposures may be hedged with foreign currency forward contracts, put options, and call options generally with maturity dates of twelve months or less. The potential gain in fair value at March 31, 2009 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $7.2 million. This gain would be mitigated by corresponding losses on the underlying exposures.

Item 4.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Beginning in the third quarter of 2006 and continuing through the first quarter of 2009, the Company has been centralizing certain of its accounting, other finance functions, and order-to-cash functions from various countries to shared service centers. As a result, certain changes in basic processes and internal controls and procedures for day-to-day accounting functions and financial reporting have been made.

Except for the changes noted above, there has been no change in the Company’s internal control over financial  reporting that occurred during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                      LEGAL PROCEEDINGS

The information required by this item is set forth in Note 15 of the “Notes to Consolidated Condensed Financial Statements” contained in Item 1 of Part I of this report, and is incorporated herein by reference.  Other than the material developments reported in Note 15, there have been no material developments to the legal proceedings previously disclosed in Part I, Item 3 of the Company's 2008 Annual Report on Form 10-K.

Item 1A.                  RISK FACTORS

A description of the risk factors associated with the Company’s business is included under “Factors That May Affect Future Results And Information Concerning Forward-Looking Statements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part I of this report. Except for the addition of the following risk factor, there have been no material changes to the risk factors associated with the business previously disclosed in Part I, Item 1A of the Company’s 2008 Annual Report on Form 10-K.

The Company’s inability to renew its revolving credit facility or extend its trade receivables facility could adversely impact the Company’s financial condition.

•
The Company may be unable to renew its revolving credit facility or extend its trade receivables facility based on current or continued weakening of credit market conditions.  If the Company is unable to renew its revolving credit facility or extend its trade receivables facility, the Company’s financial condition could be adversely impacted.  If the Company is able to renew its revolving credit facility and/or extend its trade receivables facility, it may be on terms substantially less favorable than the Company’s current credit facilities.

Item 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the repurchases of the Company’s Class A Common Stock in the quarter ended March 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
January 1 - 31, 2009	-	$-	-	$490.9
February 1- 28, 2009	-	-	-	490.9
March 1 - 31, 2009	-	-	-	490.9
Total	-	$-	-

(1)
In May 2008, the Company received authorization from the Board of Directors to repurchase an additional $750 million of its Class A Common Stock for a total repurchase authority of $4.65 billion. As of March 31, 2009, there was approximately $0.5 billion of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During the first quarter of 2009, the Company did not repurchase any shares of its Class A Common Stock. As of March 31, 2009, since the inception of the program in April 1996, the Company had repurchased approximately 91.6 million shares for an aggregate cost of approximately $4.2 billion.

Item 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   (a)           The Company’s Annual Meeting of Stockholders was held on April 23, 2009.

(b)
Michael J. Maples, Stephen R. Hardis, William R. Fields and Robert Holland, Jr. were each elected as Directors of the Company for terms expiring in 2012.  The terms of office of each of Paul J. Curlander, Teresa Beck, Ralph E. Gomory, James F. Hardymon, Marvin L. Mann, Jean-Paul L. Montupet and Kathi P. Seifert as Directors of the Company continued after the meeting.

   (c)           At said Annual Meeting, the stockholders voted on the following four proposals:

(i)	The election of four Directors for terms expiring in 2012. The stockholders elected the Directors by the following votes:

Director	Votes For	Votes Withheld	Abstentions
Michael J. Maples	60,695,394	3,726,128	175,952
Stephen R. Hardis	58,086,379	6,318,470	192,625
William R. Fields	57,862,397	6,559,189	175,889
Robert Holland, Jr.	59,527,535	4,877,650	192,290

(ii)
The ratification of the appointment of PricewaterhouseCoopers LLP (“PwC”) as the Company’s independent registered public accounting firm for the Company’s fiscal year ending December 31, 2009. The stockholders ratified the appointment of PwC by the following votes:

Votes For	Votes Against	Abstentions
63,725,075	732,191	140,207

(iii)	The approval of the Company’s Stock Incentive Plan, as amended and restated. The stockholders approved the Stock Incentive Plan by the following votes:

Votes For	Votes Against	Abstentions
41,359,216	17,697,280	59,000

(iv)
The consideration of a stockholder proposal urging the Board of Directors to adopt a policy under which shareholders could vote at each annual meeting on an advisory resolution, to be proposed by Lexmark’s management, to ratify the compensation of the named executive officers. The stockholders approved the resolution by the following votes:

Votes For	Votes Against	Abstentions
40,682,744	18,256,035	176,717

Item 5.                      OTHER INFORMATION

None.

Item 6.                      EXHIBITS

A list of exhibits is set forth in the Exhibit Index found on page 54 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, both on behalf of the registrant and in his capacity as principal accounting officer of the registrant.

Lexmark International, Inc.
(Registrant)

May 5, 2009

/s/ Gary D. Stromquist
Gary D. Stromquist
Vice President and Corporate Controller
(Chief Accounting Officer)

 EXHIBIT INDEX

Exhibits:

10.1        Form of Annual Restricted Stock Unit Agreement pursuant to the Lexmark International, Inc. 2005 Nonemployee Director Stock Plan.+

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

___________________
+           Indicates management contract or compensatory plan, contract or arrangement.