Form 10-Q
period 2009-06-30
LEXMARK INTERNATIONAL INC /KY/
filed 2009-08-03
CIK 1001288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2009

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

The registrant had 78,090,108 shares outstanding (excluding shares held in treasury) of Class A Common Stock, par value $0.01 per share, as of the close of business on July 31, 2009.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

		Page of Form 10-Q
	PART I – FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS
	Consolidated Condensed Statements of Earnings
	Three and Six Months Ended June 30, 2009 and 2008	2
	Consolidated Condensed Statements of Financial Position
	As of June 30, 2009 and December 31, 2008	3
	Consolidated Condensed Statements of Cash Flows
	Six Months Ended June 30, 2009 and 2008	4
	Notes to Consolidated Condensed Financial Statements	5
Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	33
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	62
Item 4.	CONTROLS AND PROCEDURES	63

	PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	63
Item 1A.	RISK FACTORS	63
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	64
Item 3.	DEFAULTS UPON SENIOR SECURITIES	64
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	64
Item 5.	OTHER INFORMATION	64
Item 6.	EXHIBITS	64

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

PART I – FINANCIAL INFORMATION

Item 1.                      FINANCIAL STATEMENTS

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008

Revenue	$904.6	$1,138.8	$1,848.7	$2,314.0
Cost of revenue	623.8	721.6	1,234.5	1,461.3
Gross profit	280.8	417.2	614.2	852.7

Research and development	92.9	102.9	190.3	208.4
Selling, general and administrative	155.1	211.2	313.9	420.1
Restructuring and related charges	5.1	2.2	7.7	1.0
Operating expense	253.1	316.3	511.9	629.5
Operating income	27.7	100.9	102.3	223.2

Interest (income) expense, net	5.0	(2.9)	10.2	(10.4)
Other (income) expense, net	1.1	0.2	(0.1)	1.5
Net impairment losses on securities	0.8	-	0.8	-
Earnings before income taxes	20.8	103.6	91.4	232.1

Provision for income taxes	3.8	19.9	15.2	46.6
Net earnings	$17.0	$83.7	$76.2	$185.5

Net earnings per share:
Basic	$0.22	$0.89	$0.97	$1.96
Diluted	$0.22	$0.89	$0.97	$1.96

Shares used in per share calculation:
Basic	78.2	94.0	78.2	94.6
Diluted	78.4	94.2	78.4	94.8

                     See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
(In Millions, Except Par Value)
(Unaudited)

	June 30 2009	December 31 2008
ASSETS
Current assets:
Cash and cash equivalents	$141.7	$279.2
Marketable securities	668.5	694.1
Trade receivables, net of allowances of $33.6 in 2009 and $36.1 in 2008	417.0	427.3
Inventories	374.8	438.3
Prepaid expenses and other current assets	225.8	223.8
Total current assets	1,827.8	2,062.7

Property, plant and equipment, net	898.4	863.2
Marketable securities	20.3	24.7
Other assets	305.4	314.8
Total assets	$3,051.9	$3,265.4

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short term debt	$-	$5.5
Accounts payable	417.7	557.1
Accrued liabilities	612.3	694.9
Total current liabilities	1,030.0	1,257.5

Long-term debt	648.8	648.7
Other liabilities	459.9	547.1
Total liabilities	2,138.7	2,453.3

Contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1.6 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value:
Class A, 900.0 shares authorized; 78.1 and 77.7 outstanding in 2009 and 2008, respectively	0.9	0.9
Class B, 10.0 shares authorized; no shares issued and outstanding	-	-
Capital in excess of par	808.3	803.5
Retained earnings	770.0	692.5
Treasury stock, net; at cost; 15.1 shares in 2009 and 2008	(404.5)	(404.5)
Accumulated other comprehensive loss	(261.5)	(280.3)
Total stockholders' equity	913.2	812.1
Total liabilities and stockholders' equity	$3,051.9	$3,265.4

                     See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Six Months Ended June 30
	2009	2008
Cash flows from operating activities:
Net earnings	$ 76.2	$ 185.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	106.2	95.4
Deferred taxes	(1.6)	(5.0)
Stock-based compensation expense	9.7	18.4
Tax shortfall from employee stock plans	(4.9)	(1.4)
Other	0.2	2.2
	185.8	295.1
Change in assets and liabilities:
Trade receivables	12.0	101.1
Inventories	63.7	37.2
Accounts payable	(139.6)	(74.8)
Accrued liabilities	(73.7)	(38.4)
Other assets and liabilities	(49.9)	(7.4)
Net cash flows (used for) provided by operating activities	(1.7)	312.8

Cash flows from investing activities:
Purchases of property, plant and equipment	(146.7)	(92.4)
Purchases of marketable securities	(324.2)	(413.5)
Proceeds from sales/maturities of marketable securities	353.3	319.7
Purchases of companies net of cash acquired	(10.7)	-
Other	(1.9)	(0.5)
Net cash flows used for investing activities	(130.2)	(186.7)

Cash flows from financing activities:
Repayment of current portion of long term debt	-	(150.0)
Proceeds from issuance of long-term debt, net of issuance costs of $4.1 in 2008	-	644.5
Decrease in short term debt	(6.6)	-
Purchase of treasury stock	-	(158.2)
Proceeds from employee stock plans	-	6.3
Tax windfall from employee stock plans	-	0.9
Other	0.6	(0.1)
Net cash flows (used for) provided by financing activities	(6.0)	343.4
Effect of exchange rate changes on cash	0.4	1.4
Net change in cash and cash equivalents	(137.5)	470.9
Cash and cash equivalents - beginning of period	279.2	277.0
Cash and cash equivalents - end of period	$ 141.7	$ 747.9

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(In Millions, Except Per Share Amounts)
(Unaudited)

1.           BASIS OF PRESENTATION

The accompanying interim Consolidated Condensed Financial Statements are unaudited; however, in the opinion of management of Lexmark International, Inc. (together with its subsidiaries, the “Company” or “Lexmark”), all adjustments necessary for a fair statement of the interim financial results have been included. All adjustments included were of a normal recurring nature. The results for the interim periods are not necessarily indicative of results to be expected for the entire year. The Consolidated Condensed Statement of Financial Position data as of December 31, 2008 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). The Company filed with the Securities and Exchange Commission audited consolidated financial statements for the year ended December 31, 2008, on Form 10-K, which included all information and notes necessary for such presentation. Accordingly, these financial statements and notes should be read in conjunction with the Company’s audited annual consolidated financial statements for the year ended December 31, 2008.

The Company has performed an evaluation of subsequent events through August 3, 2009, which is the date the financial statements were issued.

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

The provisions of FASB Staff Position No. 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), issued in April 2009, were considered in preparation of the June 30, 2009 financial statements. Additional interim disclosures required by FSP FAS 157-4 have been included in Note 2 including the disaggregation of tabular fair value disclosures to the major security types used in Note 5 to the Consolidated Condensed Financial Statements. The FSP does not require such disclosures for earlier periods presented for comparative purposes at initial adoption.

In April 2009, the FASB also issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). This FSP relates to interim fair value disclosures for any financial instruments that are not reflected on the balance sheet of public companies at fair value. The disclosures required under this FSP are also included in Note 2.

See Note 16 to the Consolidated Condensed Financial Statements for information regarding FSP FAS 157-4 and FSP FAS 107-1 and APB 28-1.

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

Assets and (Liabilities) Measured at Fair Value on a Recurring Basis

		Based on
		Quoted prices in	Other observable	Unobservable
	Fair value at	active markets	inputs	inputs
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Available-for-sale marketable securities – ST	$ 668.5	$ 450.0	$ 217.2	$ 1.3
Foreign currency derivatives (1)	0.1	-	0.1	-
Available-for-sale marketable securities – LT	20.3	-	-	20.3
Total	$ 688.9	$ 450.0	$ 217.3	$ 21.6

(Liabilities) measured at fair value on a recurring basis:
Foreign currency derivatives (2)	(1.4)	-	(1.4)	-
Total	$ (1.4)	$ -	$ (1.4)	$ -

1) Foreign currency derivative assets are included in Prepaid expenses and other current assets on the Consolidated Condensed Statements of Financial Position.

2) Foreign currency derivative liabilities are included in Accrued liabilities on the Consolidated Condensed Statements of Financial Position.

As required by FSP FAS 157-4, the marketable securities fair values above have been disclosed by major security type in the table below.

		Based on
		Quoted prices in	Other observable	Unobservable
	Fair value at	active markets	inputs	Inputs
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)

US Gov't and agency debt securities	$ 453.9	$ 450.0	$ 3.9	$ -
Corporate debt securities	146.8	-	146.0	0.8
Asset-backed and mortgage-backed securities	67.7	-	67.3	0.4
Auction rate securities - municipal debt – LT*	17.3	-	-	17.3
Auction rate securities – preferred – LT	3.1	-	-	3.1
Total	$ 688.8	$ 450.0	$ 217.2	$ 21.6

* All but $0.1 million included in LT

Excluded from the 2009 tables above were financial instruments included in Cash and cash equivalents on the Consolidated Condensed Statements of Financial Position. The Company’s policy is to consider all highly liquid investments with an original maturity of three months or less at the Company’s date of purchase to be a cash equivalent. Investments considered cash equivalents, which closely approximate fair value as described in the Company’s policy above, included $44.5 million of money market funds and $1.4 million of U.S. agency discount notes at June 30, 2009.

For purposes of comparison, the following information relates to the second quarter of 2008.

Based on
		Quoted prices in	Other observable	Unobservable
	Fair value at	active markets	inputs	inputs
	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Available-for-sale marketable securities – ST	$ 579.6	$ 247.9	$ 331.1	$ 0.6
Foreign currency derivatives	0.2	-	0.2	-
Available-for-sale marketable securities – LT	31.3	-	-	31.3
Total	$ 611.1	$ 247.9	$ 331.3	$ 31.9

Excluded from the 2008 table above were financial instruments included in Cash and cash equivalents on the Consolidated Condensed Statements of Financial Position. Investments considered cash equivalents, which closely approximate fair value as described in the Company’s policy above, included approximately $543.6 million of money market funds, $72.5 million of U.S. agency discount notes and $36.4 million of commercial paper at June 30, 2008.

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the quarters ended June 30, 2009 and June 30, 2008:

Available-for-sale marketable securities	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Balance, beginning of period	$ 25.8	$ 60.0	$ 26.1	$ 31.9
FSP FAS 115-2 pre-tax cumulative effect adj - retained earnings	2.1	-	2.1	-
FSP FAS 115-2 pre-tax cumulative effect adj – AOCI *	(2.1)	-	(2.1)	-
Realized and unrealized gains/(losses) included in earnings	(0.4)	-	(0.7)	(0.4)
Unrealized gains/(losses) included in comprehensive income	(3.8)	-	(3.6)	-
Purchases, issuances, and settlements, net	-	(24.0)	(0.5)	4.5
Transfers in and/or out of Level 3	-	(4.1)	0.3	(4.1)
Balance, end of period	$ 21.6	$ 31.9	$ 21.6	$ 31.9

* Accumulated Other Comprehensive Income

See Notes 5 and 16 to the Consolidated Condensed Financial Statements regarding the cumulative effect transition adjustment required upon adoption of FSP FAS 115-2 as well as the new recognition and presentation requirements for other-than-temporary impairment under the new guidance.

As required by FSP FAS 157-4, the marketable securities fair value information above is disclosed by major security type in the table below.

Three Months Ended, June 30, 2009	Total Level 3	Corporate debt	ABS and MBS	ARS - muni debt	ARS - preferred
	securities	securities	securities	securities	securities
Balance, beginning of period	$ 25.8	$ 0.6	$ 0.5	$ 20.8	$ 3.9
FSP FAS 115-2 pre-tax cumulative effect adj - retained earnings	2.1	1.4	-	0.7	-
FSP FAS 115-2 pre-tax cumulative effect adj – AOCI	(2.1)	(1.4)	-	(0.7)	-
Realized and unrealized gains/(losses) included in earnings	(0.4)	(0.3)	(0.1)	-	-
Unrealized gains/(losses) included in comprehensive income	(3.8)	0.5	-	(3.5)	(0.8)
Purchases, issuances, and settlements, net	-	-	-	-	-
Transfers in and/or out of Level 3	-	-	-	-	-
Balance, end of period	$ 21.6	$ 0.8	$ 0.4	$ 17.3	$ 3.1
ABS = Asset-backed security
MBS = Mortgage-backed security
ARS = Auction rate security

Six Months Ended, June 30, 2009	Total Level 3	Corporate debt	ABS and MBS	ARS - muni debt	ARS - preferred
	securities	securities	securities	securities	securities
Balance, beginning of period	$ 26.1	$ 0.9	$ 0.5	$ 20.8	$ 3.9
FSP FAS 115-2 pre-tax cumulative effect adj - retained earnings	2.1	1.4	-	0.7	-
FSP FAS 115-2 pre-tax cumulative effect adj - AOCI	(2.1)	(1.4)	-	(0.7)	-
Realized and unrealized gains/(losses) included in earnings	(0.7)	(0.4)	(0.3)	-	-
Unrealized gains/(losses) included in comprehensive income	(3.6)	0.7	(0.1)	(3.4)	(0.8)
Purchases, issuances, and settlements, net	(0.5)	(0.4)	-	(0.1)	-
Transfers in and/or out of Level 3	0.3	-	0.3	-	-
Balance, end of period	$ 21.6	$ 0.8	$ 0.4	$ 17.3	$ 3.1
ABS = Asset-backed security
MBS = Mortgage-backed security
ARS = Auction rate security

Realized and unrealized losses of $0.4 million during the second quarter of 2009 were included in Net Impairment Losses on Securities on the Consolidated Condensed Statements of Earnings related to the Company’s Level 3 assets. Of this amount, $0.4 million represents a previously recognized other-than-temporary impairment charge for Lehman Brothers debt securities held at the June 30, 2009. The charge was recognized and presented in accordance with new requirements under FSP FAS 115-2. Realized and unrealized losses of $0.3 million during the first quarter of 2009 were included in Other (income) expense, net on the Consolidated Condensed Statements of Earnings related to the Company’s Level 3 assets. Of this amount, losses of $0.2 million were attributable to the adverse change in expected cash flows related to other-than-temporary impairment of certain mortgage-backed securities still held at the balance sheet date. There were no material losses to disclose for the first half of 2008.

Interest rate swap contracts, which served as a fair value hedge of the Company's senior notes that matured in May 2008, were also considered a Level 3 fair value measurement in the second quarter of 2008. Because the short-cut method of FAS 133 was used to record the fair value of the interest rate swaps, the Company believes it is clearer to describe the activity in narrative form rather than to include the change in fair value in the Level 3 rollforward above. The fair values of the interest rate swaps at December 31, 2007 and March 31, 2008 were assets of $0.1 million and $0.3 million, respectively. Final settlement occurred in the second quarter of 2008, resulting in net cash proceeds of $0.8 million. As of June 30, 2009, the Company has not entered into any new interest rate swap contracts.

Valuation Techniques

The Company generally uses a market approach, when practicable, in valuing the following financial instruments. In certain instances, when observable market data is lacking, the Company uses valuation techniques consistent with the income approach whereby future cash flows are converted to a single discounted amount.

Marketable Securities

The Company evaluates its marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and has determined that all of its investments in marketable securities should be classified as available-for-sale and reported at fair value.  The fair values of the Company's available-for-sale marketable securities are based on quoted market prices or other observable market data, or in some cases, unobservable inputs and assumptions such as discounted cash flow models or indicative pricing sources when observable market data does not exist. The Company used multiple third party service providers to report the fair values of the securities in which Lexmark is invested. In limited instances, the Company has adjusted the fair values provided by a third party service provider in order to better reflect the risk adjustments that market participants would make for nonperformance and liquidity risks.

Level 1 – Marketable Securities
Level 1 fair value measurements are based on quoted market prices in active markets and include U.S. government and agency securities.  These valuations are performed using a consensus price method, whereby prices from a variety of industry data providers are input into a distribution-curve based algorithm to determine daily market values.

Level 2 – Marketable Securities
Level 2 fair value measurements are based on quoted prices in markets that are not active, broker dealer quotations, or other methods by which all significant inputs are observable, either directly or indirectly. Securities utilizing Level 2 inputs are primarily corporate bonds, asset-backed securities and mortgage-backed securities, most of which are valued using the consensus price method described previously. In response to FSP FAS 157-4, the Company added additional steps in the second quarter of 2009 to its fair value practices described above with respect to the consensus pricing methodology used in the valuation of these securities. The Company implemented more comprehensive procedures to review the number of pricing inputs received as well as the variability in the pricing data utilized in the overall valuation. For securities in which the number of pricing inputs used was less than expected or there was significant variability in the pricing inputs, the Company tested that the final consensus price was within a reasonable range of fair value through corroboration with other sources of market data.

During the second quarter of 2009, the Company valued certain mortgage-backed and asset-backed securities using a discounted cash flow approach rather than the consensus price method described above. The additional valuation was performed during the Company’s assessment of other-than-temporary impairment under the new model included in FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). Under the discounted cash flow approach, collateral-specific assumptions were developed based on an analysis of the characteristics of each security. These assumptions were then used to project the performance of the instruments. The expected cash flows that resulted from the analysis were then discounted using a rate intended to reflect the uncertainty inherent in the cash flows. The Company was able to corroborate the results of the discounted cash flow analysis with the valuations determined under the consensus pricing method within a reasonable range of fair value. The fair values of the securities were maintained as Level 2 within the fair value hierarchy. Refer to Notes 5 and 16 to the Consolidated Condensed Financial Statements for more information regarding the new accounting guidance effective in the second quarter of 2009.

Level 2 fair value measurements also include smaller amounts of commercial paper and certificates of deposit which generally have shorter maturities and less frequent market trades.  Such securities are valued via mathematical calculations using observable inputs until such time that market activity reflects an updated price.

Level 3 – Marketable Securities
Level 3 fair value measurements are based on inputs that are unobservable and significant to the overall valuation. Level 3 fair value measurements at June 30, 2009 include auction rate securities for which recent auctions were unsuccessful, valued at $20.4 million, as well as certain distressed debt securities and other mortgage-backed securities valued at $1.2 million. Level 3 fair value measurements at June 30, 2008 included auction rate securities for which recent auctions were unsuccessful, valued at $31.3 million, and certain distressed debt securities valued at $0.6 million. The valuation techniques for the Company’s level 3 fair value measurements of its marketable securities are discussed in the paragraphs to follow.

Auction Rate Securities
In the second quarter of 2009, the Company’s auction rate securities for which recent auctions were unsuccessful were valued using a more refined methodology that weighted the results of both a market comparables approach and a discounted cash flow model. Under the market comparables approach, indications of fair value from the secondary market were used to estimate the discount from par based on trading activity for similar securities. The analysis considered both the implied discounts on bid and ask spreads for auction rate securities reflecting current market conditions as well as mean and median discounts based on historical data provided by closed transactions. Under the discounted cash flow model, expected future cash flows were discounted using a yield that compensates for illiquidity. The economic lives of the securities were based on the characteristics and special features of each auction rate security (municipal, student loans, etc.) The discount rates applied to the expected future cash flows were based on interest rate curves as well as adjustments for credit, illiquidity, and other risk factors. The change in valuation technique and assumptions resulted in a decrease in the fair value of the auction rate security portfolio of $4.3 million in the second quarter. The decrease in fair value of the portfolio was driven by the increase in the discount and redemption date assumptions used in the second quarter analysis. The discount rate adjustments for credit, illiquidity, and other risk factors used in the second quarter analysis were 3.5% for student loan auction rate securities, 4% for auction rate preferred securities and a range of 5% to 14.5 % for municipal auction rate securities. The redemption dates used in the second quarter analysis ranged from the fourth quarter of 2021 to the fourth quarter of 2041. In the prior quarter, the Company performed a discounted cash flow analysis on its auction rate security portfolio at March 31, 2009, using current coupon rates, a second quarter 2010 redemption date and a 50 basis point liquidity premium factored into the discount rate. The change in valuation technique and significant assumptions did not result from the first time application of FSP FAS 157-4.

Other Level 3 Debt Securities
The Company holds certain debt instruments that it considers distressed due to reasons such as bankruptcy or a significant downgrade in credit rating. These securities are generally valued using non-binding quotes from brokers or other indicative pricing sources. In some instances the Company has determined that the last known transaction price is not determinative of fair value, due to decline in the volume and level of trading activity or an adverse change in the expected cash flows of the underlying collateral. Securities with these characteristics are often valued using non-binding quotes from brokers or other indicative pricing sources as well. The Company made a slight modification in the second quarter of 2009 to the methodology used to value its Lehman Brothers corporate debt securities, which are the Company’s largest distressed debt instruments. The fair value of these securities was estimated by applying a discount to the last known market price. The discount was determined through an analysis of historical daily and intraday trading data for the Lehman Brothers securities and for similar securities. The slight change in methodology had a minimal impact to the valuation.

Derivatives

The Company employs a foreign currency risk management strategy that periodically utilizes derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates.  Fair values for the Company’s derivative financial instruments are based on pricing models or formulas using current market data. Variables used in the calculations include forward points and spot rates at the time of valuation. Because of the very short duration of the Company’s transactional hedges (three months or less) and minimal risk of nonperformance, the settlement price and exit price should approximate one another. At June 30, 2009 and 2008, all of the Company's forward exchange contracts were designated as Level 2 measurements in the FAS 157 fair value hierarchy. Refer to Note 13 to the Consolidated Condensed Financial Statements for more information regarding the Company’s derivatives.

Senior Notes

In the second quarter of 2008, the Company repaid its $150 million of senior note debt that matured on May 15, 2008, and subsequently issued $350 million of five-year fixed rate senior unsecured notes and $300 million of ten-year fixed rate senior unsecured notes. At June 30, 2009, the fair values of the Company's five-year and ten-year notes were estimated to be $341.4 million and $246.7 million, respectively, based on current rates available to the Company for debt with similar characteristics. The $588.1 million total fair value of the debt is not recorded on the

Company's Consolidated Condensed Statements of Financial Position and is therefore excluded from the 2009 fair value tables above.  The total carrying value of the senior notes, net of $1.2 million discount, is $648.8 million on the June 30, 2009 Consolidated Condensed Statements of Financial Position.

At June 30, 2008, the fair values of the Company's five-year and ten-year notes were estimated to be $343.4 million and $291.5 million, respectively, using quoted market prices obtained from an independent broker. The $634.9 million total fair value of the debt was not recorded on the Company's Consolidated Condensed Statements of Financial Position and is therefore excluded from the fair value tables above.  The total carrying value of the senior notes, net of $1.4 million discount, was $648.6 million.

Other Financial Instruments

The fair value of cash and cash equivalents, trade receivables, trade payables and short-term debt approximates their carrying values due to the relatively short-term nature of the instruments.

Assets and (Liabilities) Measured at Fair Value on a Nonrecurring Basis Subsequent to Initial Recognition

The Company did not apply the provisions of FAS 157 to any of its 2008 nonrecurring, nonfinancial fair value measurements as permitted under FASB Staff Position No. 157-2 (“FSP FAS 157-2”). In accordance with this FSP, effective January 1, 2009, the Company must apply the provisions of FAS 157 for its nonrecurring, nonfinancial measurements including fixed asset impairments under FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”), goodwill impairment testing under FAS No. 142, Goodwill and Other Intangible Assets (“FAS 142”) and asset retirement obligations under FAS No. 143, Accounting for Asset Retirement Obligations (“FAS 143”).

Based on
		Quoted prices in	Other observable	Unobservable	Total gains
	Fair value at	active markets	inputs	inputs	(losses)
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)

Long-lived assets held and used	$ 0.6	$ -	$ -	$ 0.6	$ (0.5)
Long-lived assets held for sale (see note below)

Long-lived assets held and used

In the second quarter of 2009, the Company wrote down its corporate jet fractional ownership interest to its estimated fair value of $0.6 million based on non-binding price quotes, which resulted in a $0.5 million charge to earnings. The assets, which are located in Property, plant, and equipment, net on the Consolidated Condensed Statements of Financial Position had a carrying value of $1.1 million prior to being written down.

Long-lived assets held for sale

Related to the 2008 restructuring plan, one of the Company’s inkjet supplies manufacturing facilities in Mexico was made available for sale in the first quarter of 2009. The asset is included in Property, plant and equipment, net on the Consolidated Condensed Statements of Financial Position at the lower of its carrying amount or fair value less costs to sell in accordance with FAS 144. The carrying value of the building and land available for sale is approximately $5 million. It is estimated that the fair value of the site is approximately $7 million based on an average of the fair values calculated under the income approach and market approach. There were no fair value adjustments recorded in the first or second quarter of 2009 related to the site made available for sale.

Related to the 2007 restructuring plan, the Company’s Orleans facility was made available for sale in the second quarter of 2009. The asset is included in Property, plant and equipment, net on the Consolidated Condensed Statements of Financial Position at the lower of its carrying amount or fair value less costs to sell in accordance with FAS 144.  At the completion of the accelerated depreciation, the facility’s carrying value was approximately $7 million upon qualifying as held for sale. The fair value of the site is estimated to be in the range of $7 million to $8 million based on non-binding price quotes from a market participant and considering the highest and best use of the asset for sale.

The following section, though not required by FAS 157, provides additional information regarding fair value measurements.

Business Combinations

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

3.           RESTRUCTURING AND RELATED CHARGES

April 2009 Restructuring Plan

General

As part of Lexmark’s ongoing plan to consolidate manufacturing capacity and reduce costs and expenses worldwide, the Company announced on April 21, 2009 the planned closure of its inkjet cartridge manufacturing facility in Juarez, Mexico by the end of the first quarter of 2010 as well as the continued restructuring of its worldwide workforce (the “April 2009 Restructuring Plan”).  The April 2009 Restructuring Plan is expected to impact about 360 positions worldwide, with approximately 270 coming from the closure of the facility in Juarez, Mexico.  The Company expects the April 2009 Restructuring Plan will result in pre-tax charges of approximately $45.1 million with cash costs estimated at $10.0 million.  The Company expects the April 2009 Restructuring Plan to be substantially completed by the end of the first quarter of 2010 and currently expects total 2010 savings of more than $20.0 million, with more than $5.0 million in savings in 2009.

Impact to 2009 Financial Results

For the three and six months ended June 30, 2009, the Company incurred charges of $23.0 million and $24.6 million, respectively, for the April 2009 Restructuring Plan as follows:

	Three Months	Six Months
	Ended June 30	Ended June 30
	2009	2009
Accelerated depreciation charges	$19.7	$19.7
Employee termination benefit charges	3.3	4.9
Total restructuring-related charges	$23.0	$24.6

Accelerated depreciation charges were determined in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  For the three and six months ended June 30, 2009, the accelerated depreciation charges are included in Cost of Revenue on the Consolidated Condensed Statements of Earnings.

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

For the three months ended June 30, 2009, the Company incurred restructuring-related charges of $2.3 million in PSSD, $20.4 million in ISD and $0.3 million in All other.

For the six months ended June 30, 2009, the Company incurred restructuring-related charges of $2.3 million in PSSD, $22.0 million in ISD and $0.3 million in All other.

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits in connection with the April 2009 Restructuring Plan. The liability is included in Accrued liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

Employee Termination Benefits
Balance at December 31, 2008	$-
Costs incurred	4.9
Balance at June 30, 2009	$4.9

2009 Restructuring Plan

General

In response to global economic weakening, the Company announced a restructuring plan (the “2009 Restructuring Plan”) on January 13, 2009.  The 2009 Restructuring Plan is expected to impact about 375 positions through the end of 2009. The areas impacted include general and administrative functions, supply chain and sales support, research and development program consolidation, as well as marketing and sales management. The Company estimates the 2009 Restructuring Plan will result in total pre-tax charges of approximately $26.0 million, all of which will require cash. The Company expects the 2009 Restructuring Plan to be substantially completed by the end of 2009.

Impact to 2009 Financial Results

For the three and six months ended June 30, 2009, the Company incurred charges of $1.6 million and $2.6 million, respectively, for the 2009 Restructuring Plan as follows:

	Three Months	Six Months
	Ended June 30	Ended June 30
	2009	2009
Employee termination benefit charges	$1.6	$2.6
Total restructuring-related charges	$1.6	$2.6

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

For the three months ended June 30, 2009, the Company incurred restructuring-related charges of $1.3 million in PSSD, $0.1 million in ISD and $0.2 million in All other.

For the six months ended June 30, 2009, the Company incurred restructuring-related charges of $1.7 million in PSSD, $0.2 million in ISD and $0.7 million in All other.

The Company expects to incur total charges related to the 2009 Restructuring Plan of approximately $26.0 million.  Including the $20.2 million of charges incurred in the fourth quarter of 2008 because the charges were probable and estimable for the 2008 year-end reporting period, the Company has incurred $22.8 million of total charges for the 2009 Restructuring Plan.

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits in connection with the 2009 Restructuring Plan. The liability is included in Accrued liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

Employee Termination Benefits
Balance at December 31, 2008	$20.2
Costs incurred	2.5
Payments & Other (1)	(9.2)
Reversals	(0.7)
Balance at June 30, 2009	$12.8
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

Impact to 2009 Financial Results

For the three and six months ended June 30, 2009 the Company incurred no charges related to the 2008 Restructuring Plan.

Impact to 2008 Financial Results

For the three and six months ended June 30, 2008, the Company incurred $3.4 million in employee termination benefit charges in ISD. The charges were accrued in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, as appropriate, and are included in Restructuring and related charges on the Consolidated Condensed Statements of Earnings.

Liability Rollforward

As of June 30, 2009, the Company had no remaining liability balance for employee termination benefits in connection with the 2008 Restructuring Plan.

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

Impact to 2009 Financial Results

For the three and six months ended June 30, 2009, the Company incurred charges of $0.5 million and $2.8 million, respectively, for the 2007 Restructuring Plan as follows:

	Three Months	Six Months
	Ended June 30	Ended June 30
	2009	2009
Accelerated depreciation charges	$0.2	$2.5
Contract termination and lease charges	0.3	0.3
Total restructuring-related charges	$0.5	$2.8

The accelerated depreciation charges were determined in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  For the three and six months ended June 30, 2009, the Company incurred $0.1 million and $2.4 million, respectively, in Cost of revenue, and $0.1 million in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.

Contract termination and lease charges were accrued in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities and are included in Restructuring and related charges on the Consolidated Condensed Statements of Earnings.

For the three and six months ended June 30, 2009, the Company incurred restructuring and related charges of $0.5 million and $2.8 million, respectively, in All other.

Impact to 2008 Financial Results

For the three and six months ended June 30, 2008, the Company incurred charges of $0.6 million and $9.7 million, respectively, for the 2007 Restructuring Plan as follows:

	Three Months	Six Months
	Ended June 30	Ended June 30
	2008	2008
Accelerated depreciation charges	$1.8	$12.1
Employee termination benefit charges	(1.2)	(2.4)
Total restructuring-related charges	$0.6	$9.7

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

For the three months ended June 30, 2008, the Company incurred restructuring and related charges (reversals) of $0.6 million in PSSD, ($0.6) million in ISD, and $0.6 million in All other.

For the six months ended June 30, 2008, the Company incurred restructuring and related charges of $0.4 million in PSSD, $0.5 million in ISD and $8.8 million in All other.

Liability Rollforward

The following table presents a rollforward of the liability incurred for employee termination benefits and contract termination and lease charges in connection with the 2007 Restructuring Plan.  The liability is included in Accrued liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

	Employee Termination Benefits	Contract Termination & Lease Charges	Total
Balance at December 31, 2008	$12.0	$4.2	$16.2
Costs incurred	-	0.3	0.3
Payments & other (1)	(3.8)	(1.7)	(5.5)
Balance at June 30, 2009	$8.2	$2.8	$11.0
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

Impact to 2009 Financial Results

For the three and six months ended June 30, 2009, the Company reversed $0.1 million of previously accrued employee termination benefits.  The reversal is included in Restructuring and related charges on the Consolidated Condensed Statements of Earnings and was incurred in PSSD.

Impact to 2008 Financial Results

The Company incurred no charges related to the 2006 Restructuring Plan in the first or second quarter of 2008.

Liability Rollforward

As of June 30, 2009, the Company had a liability balance of $2.0 million for employee termination benefits and contract termination and lease charges in connection with the 2006 actions. Of the total $2.0 million restructuring liability, $0.8 million is included in Accrued liabilities and $1.2 million is included in Other liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

4.           STOCK-BASED COMPENSATION

The Company has various stock incentive plans to encourage employees and nonemployee directors to remain with the Company and to more closely align their interests with those of the Company’s stockholders. As of June 30, 2009, awards under the programs consisted of stock options, restricted stock units (“RSUs”) and deferred stock units (“DSUs”). The Company generally grants its annual stock-based awards in the first quarter of the year.

In the first quarter of 2009, the annual awards granted were comprised entirely of RSUs, the recipients of which were made up of select senior managers and key employees. Of the 2009 RSU awards, 499,590 RSUs were awarded containing a service condition only, vesting 34% at year 2, 33% at year 3, and 33% at year 4. A certain number of senior managers of the Company were also granted additional RSU awards having a performance condition, which could range from 78,339 RSUs to 235,014 RSUs depending on the level of achievement. The performance measure selected to indicate the level of achievement is return on net assets excluding cash and marketable securities. The performance period will end on December 31, 2009 with earned RSUs vesting 34% at year 2, 33% at year 3, and 33% at year 4. The cost of the RSUs is generally determined to be the fair market value of the shares at the date of grant. Total expense over the life of the 2009 annual awards will be in the range of $11 million to $14 million, depending on the outcome of the performance condition, without considering the potential impact of forfeitures. As a comparison, the total pre-forfeiture expense over the life of the 2008 annual awards will be approximately $19 million. The decrease in expense is due to both a lower number of awards and generally lower award values.

In the second quarter of 2009, the Company granted a total of 559,000 performance-based stock options to a small number of senior managers. The terms of the award require satisfaction of both a performance condition and a service condition for the award recipient to become vested in the stock option. The performance measure selected for the award is free operating cash flow over four consecutive quarters. The performance period in which the senior managers have the opportunity to meet the performance goal will last approximately seven years. If the performance goal has been met, the stock options will become vested and exercisable upon satisfaction of the service condition 34% at year 2, 33% at year 4 and 33% at year 6. If the performance condition is met during the seven year window, the stock options will expire at the end of 10 years if unexercised. If the performance condition is not met, the options will expire unvested and unexercised at the end of seven years. Assuming the performance condition and service condition are satisfied, total expense of $3.5 million will be recognized over the estimated requisite service period of six years.

For the first quarter and second quarter awards containing performance conditions, the Company must assess the probable level of achievement on a quarterly basis for expense recognition purposes under FAS No. 123R, Share-Based Payment (“FAS 123R”). The expense attribution method for the performance-based awards is the graded vesting method as opposed to the straight line method of attribution typically used for the Company’s service-based awards. The Company has and will continue to apply the guidance in FAS No. 128, Earnings Per Share (“FAS 128”), related to contingently issuable shares in order to determine the number of performance-based awards, if any, to be included in the computation of diluted earnings per share. Refer to Note 11 to the Consolidated Condensed Financial Statements for additional information regarding performance-based awards and diluted earnings per share.

The Company currently issues the majority of shares related to its stock incentive plans from the Company’s authorized and unissued shares of Class A Common Stock. At the Annual Meeting of Stockholders held during the second quarter, the shareholders approved an additional authorization of 1.4 million shares for its stock incentive plans. Approximately 49.3 million shares of Class A Common Stock have been authorized for these plans.

5.           MARKETABLE SECURITIES

The Company evaluates its marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and has determined that all of its investments in marketable securities should be classified as available-for-sale and reported at fair value, with unrealized gains and losses recorded in Accumulated other comprehensive loss.  At June 30, 2009, the Company’s marketable securities portfolio consisted of asset-backed and mortgage-backed securities, corporate debt securities, preferred and municipal debt securities, U.S. government and agency debt securities, commercial paper, certificates of deposit and auction rate securities. The fair values of the Company’s available-for-sale marketable securities are based on quoted market prices or other observable market data, discount cash flow analyses, or in some cases, the Company’s amortized cost which approximates fair value.

As of June 30, 2009, the Company’s available-for-sale Marketable securities had gross unrealized gains and losses of $4.8 million and $9.6 million, respectively, and consisted of the following:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Auction rate securities - municipal debt	$21.9	$-	$(4.6)	$17.3
Corporate debt securities	147.1	1.2	(1.5)	146.8
U.S. gov't and agency debt securities	453.2	2.2	-	455.4
Asset-backed and mortgage-backed securities	68.8	1.4	(2.6)	67.6
Total debt securities	691.0	4.8	(8.7)	687.1
Auction rate securities - preferred	4.0	-	(0.9)	3.1
Total security investments	695.0	4.8	(9.6)	690.2
Cash equivalents	(1.4)	-	-	(1.4)
Total marketable securities	$693.6	$4.8	$(9.6)	$688.8

At December 31, 2008, the Company’s available-for-sale Marketable securities had gross unrealized gains and losses of $6.5 million and $8.2 million, respectively, with an estimated fair value of $718.8 million.

Although contractual maturities of the Company’s investment in debt securities may be greater than one year, the majority of investments are classified as Current assets in the Consolidated Condensed Statements of Financial Position due to the Company’s expected holding period of less than one year.  Auction rate securities of $20.3 million are classified in noncurrent assets due to the fact that the securities have experienced unsuccessful auctions and that poor debt market conditions have reduced the likelihood that the securities will successfully auction within the next 12 months. The contractual maturities of the Company’s available-for-sale marketable securities noted above are shown below.  Expected maturities may differ from contractual maturities for certain securities that allow for call or prepayment provisions.

	June 30, 2009		December 31, 2008
(in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in less than one year	$424.4	$424.7	$464.0	$466.0
Due in 1-5 years	187.5	189.4	187.4	188.6
Due after 5 years	83.1	76.1	105.1	100.2
Total available-for-sale marketable securities	$695.0	$690.2	$756.5	$754.8

For the six months ended June 30, 2009, proceeds from the sales and maturities of the Company’s available-for-sale marketable securities were $84.7 million and $268.6 million, respectively.  For the six months ended June 30, 2008, proceeds from the sales and maturities of the Company’s available-for-sale marketable securities were $156.8 million and $162.9 million, respectively.

For the three and six months ended June 30, 2009, the Company recognized $0.5 million and $0.9 million, respectively, in net losses on its marketable securities; of which $0.3 million and $0.1 million were realized gains and realized losses, respectively, and $0.8 million was recognized as other-than-temporary impairment due to credit related losses.  For the six months ended June 30, 2009, the $0.9 million in recognized losses includes $0.2 million recognized in earnings as other-than-temporary impairment in the first quarter of 2009.  The $0.2 million loss is included in Other (income) expense, net on the Consolidated Condensed Statements of Earnings as the Company did not adopt the provisions of FSP FAS No. 115-2 until April 1, 2009.  See discussion further below on the Company’s adoption of FSP FAS No. 115-2.

For the three and six months ended June 30, 2008, the Company recognized zero and $1.1 million, respectively, in net realized losses on its marketable securities; of which $0.3 million was related to other-than-temporary impairment charges recognized in the first quarter of 2008.  The Company uses the specific identification method when accounting for the costs of its available-for-sale marketable securities sold.

Impairment

The Company evaluates its investment portfolio on a monthly basis for indications of other-than-temporary impairment (“OTTI”).   The evaluation includes analyzing the Company’s securities that are potentially impaired, that is where the fair value of the investment is currently less than the net book or carrying value, and determining whether the Company intends to sell the securities or, if not, whether it is more likely than not that the Company will be required to sell the securities.  If the Company intends to sell any impaired securities or it is more likely than not that the Company will be required to sell the securities, then OTTI is considered to have occurred with the difference between net book or carrying value and fair value charged to earnings.  In determining whether it is more likely than not that the Company will be required to sell impaired securities before recovery of net book or carrying value, the Company considers various factors that include: the Company’s current cash flow projection; other sources of funds available to the Company such as borrowing lines; the value of the security relative to the Company’s overall cash position; the length of time remaining until the security matures; and the potential that the security will need to be sold to raise capital.  If the Company determines that it does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security, the Company assesses whether it expects to recover the net book or carrying value of the security.  The Company makes this assessment based on quantitative and qualitative factors of impaired securities that include a time period analysis on unrealized loss to net book value ratio; severity analysis on unrealized loss to net book value ratio; and credit analysis of the security’s issuer based on rating downgrades.  Other qualitative factors may include some or all of the following criteria:  the regulatory and economic environment; the sector, industry and geography in which the issuer operates; forecasts about the issuer’s financial performance and near-term prospects, such as earnings trends and analyses or industry specialists’ forecasts; failure of the issuer to make scheduled interest or principal payments; and material recoveries or declines in fair value subsequent to the balance sheet date.  Securities that are identified through the analysis using the quantitative and qualitative factors described above are then assessed to determine whether the entire net book value basis of each identified security will be recovered.  The Company performs this assessment by comparing the present value of the cash flows expected to be collected from the security with its net book value.  If the present value of cash flows expected to be collected is less than the net book value basis of the security then a credit loss is deemed to exist and an other-than-temporary impairment is considered to have occurred.  The amount of impairment related to the credit loss is recognized in earnings and the amount of impairment related to the noncredit portion is recognized in other comprehensive income (OCI).

As of April 1, 2009, the Company adopted FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which requires that credit related other-than-temporary impairment on debt securities be recognized in earnings while noncredit related other-than-temporary impairment of debt securities not expected to be sold be recognized in other comprehensive income.

In accordance with the new guidance, the noncredit related portion of other-than-temporary impairment losses recognized in prior earnings was reclassified as a cumulative effect adjustment that increased retained earnings and decreased accumulated other comprehensive income at April 1, 2009.  In 2008 and the first quarter of 2009, charges of $7.3 million and $0.2 million, respectively, were recognized in earnings as other-than-temporary impairment, of which $2.1 million was related to noncredit related impairment on debt securities.  The cumulative effect adjustment to retained earnings at April 1, 2009 totaled $2.1 million, or $1.4 million net of tax.

For the three months ended June 30, 2009, the Company identified $2.9 million as other-than-temporary impairment related to its marketable securities.  Of the total other-than-temporary impairment, the Company recognized $0.8 million as the credit portion of other-than-temporary impairment as a charge in earnings and is recognized in Net impairment losses on securities on the Consolidated Condensed Statements of Earnings.  Of the $0.8 million in credit losses, $0.4 million is for other-than-temporary impairment related to asset-backed and mortgage-backed securities, and $0.4 million is for other-than-temporary impairment related to certain distressed corporate debt securities.  The remaining noncredit portion of other-than-temporary impairment as of June 30, 2009 of $2.1 million, pre-tax, is recognized in Accumulated other comprehensive loss on the Consolidated Condensed Statements of Financial Position.  The amount recognized in Accumulated other comprehensive loss was primarily due to changes in interest rates and market illiquidity and, accordingly, was not recognized in earnings.  As of June 30, 2009, the Company has recognized a cumulative, pre-tax valuation allowance of $4.8 million included in Accumulated other comprehensive loss representing a temporary impairment of the overall portfolio.

For the quarter ended June 30, 2009, the following table provides a summary of the total other-than-temporary impairment losses incurred, the offset recognized in Accumulated other comprehensive loss for the noncredit portion of other-than-temporary impairment, and the net credit losses recognized in Net impairment losses on securities on the Consolidated Condensed Statements of Earnings.

(in millions)
Total other-than-temporary impairment losses on securities	$ 2.9
Portion of loss recognized in other comprehensive income (before tax)	(2.1)
Net impairment losses on securities	$ 0.8

The table below presents a cumulative rollforward of the credit losses recognized in earnings for other-than-temporary impairments of debt securities not intended or required to be sold:

(in millions)
Balance, April 1, 2009	$-
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	0.4
Credit losses on debt securities for which other-than-temporary impairment was previously recognized	0.4
Balance, June 30, 2009	$0.8

Asset-backed and mortgage-backed securities

Credit losses for the asset-backed and mortgage-backed securities were derived by examining the most significant drivers affecting loan performance such as original loan-to-value ratio, underlying property location and current loan status.  These drivers were further divided in order to separate the underlying collateral into distinct groups based on loan performance characteristics in order to apply different assumptions to each group.  For instance, higher default curves were applied to higher risk categories such as collateral that exhibits higher loan-to-value ratios, those loans originated in high risk states where home appreciation has suffered the most severe correction, and those loans which exhibit longer delinquency rates.  Based on these characteristics, collateral-specific assumptions were applied to build a model to project future cash flows expected to be collected.  These cash flows were then discounted at a rate comparable to spreads observed in the market for similarly rated asset-backed and mortgage-backed securities.  The discount rate applied is intended to reflect the uncertainty inherent in the predictions of bond cash flows.

Corporate debt securities

Credit losses for the Company’s corporate debt securities were determined by calculating the present value of expected cash flows and comparing that value to the security’s net book value.  Two methods were utilized to estimate the present value of cash flows expected to be collected.  The first method uses a credit yield analysis that estimates non-credit risk based on an examination of credit spreads of liquid and illiquid securities of similar issuers.  The second method derives the present value of expected cash flows through an estimated cash flow (or recovery)

analysis; generally, values are significantly different from par if estimated cash flows are significantly different from contractual cash flows.  The concluded analysis of the present value of cash flows expected to be collected combined both methods to arrive at the final valuation used to determine the amount of credit losses related to other-than-temporary impairment.

Auction rate securities

In the second quarter of 2009, Lexmark believes no other-than-temporary impairment has occurred in the Company’s auction rate security portfolio based on an assessment of the present value of cash flows expected to be collected, the credit quality of the underlying collateral and the credit support available to each of the auction rate securities in which the Company is invested.  The methodology utilized to derive the present value of cash flows expected to be collected is based on those outlined in FAS No. 114, Accounting by Creditors for Impairment of a Loan. In this method, the interest rate used for amortizing the security is used to derive the present value (with no adjustment to the discount rate for increases in credit risk or other risk factors) and the present value will generally be significantly different from par only if estimated cash flows are significantly different from contractual cash flows.  Under this method, the security is analyzed for factors impacting its future cash flows, such as its credit rating; credit insurance or other credit enhancements; parity ratios and delinquency statistics; and the level of seniority of the specific tranche of the security.  Based on the analysis, the estimated future cash flows are equal to contractual cash flows for all but one auction rate security which had previously been written down through earnings in 2008. The Company has the intent to hold these securities until liquidity in the market or optional issuer redemption occurs, and it is not more likely than not that the Company will be required to sell these securities before anticipated recovery.  Additionally, if Lexmark required capital, the Company has available liquidity through its accounts receivable program and revolving credit facility.

The following table provides information, at June 30, 2009, about the Company’s marketable securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Loss	Value	Loss	Value	Loss
Auction rate securities	$-	$-	$20.4	$(5.5)	$20.4	$(5.5)
Corporate debt securities	18.7	(0.2)	21.7	(1.3)	40.4	(1.5)
Asset-backed and mortgage-backed securities	6.3	(0.9)	13.0	(1.7)	19.3	(2.6)
Total	$25.0	$(1.1)	$55.1	$(8.5)	$80.1	$(9.6)

As of August 3, 2009 the Company does not believe that it has a material risk in its current portfolio of investments that would impact its financial condition or liquidity.

6.           INVENTORIES

Inventories consist of the following:

	June 30 2009	December 31 2008
Work in process	$96.2	$102.4
Finished goods	278.6	335.9
Inventories	$374.8	$438.3

7.           AGGREGATE WARRANTY LIABILITY

In accordance with the disclosure requirements of FIN 45, changes in the Company’s warranty liability for standard warranties and deferred revenue for extended warranties are presented in the tables below:

Warranty Liability:
	2009	2008
Balance at January 1	$50.9	$62.3
Accruals for warranties issued	44.4	49.7
Accruals related to pre-existing warranties (including changes in estimates)	(1.7)	(0.2)
Settlements made (in cash or in kind)	(46.9)	(57.2)
Balance at June 30	$46.7	$54.6

Deferred service revenue:
	2009	2008
Balance at January 1	$203.7	$188.9
Revenue deferred for new extended warranty contracts	36.1	50.4
Revenue recognized	(41.0)	(38.4)
Balance at June 30	$198.8	$200.9
Current portion	83.5	78.7
Non-current portion	115.3	122.2
Balance at June 30	$198.8	$200.9

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

8.           INCOME TAXES

The Provision for income taxes for the three months ended June 30, 2009 was an expense of $3.8 million or an effective tax rate of 18.4%, compared to an expense of $19.9 million or an effective tax rate of 19.2% for the three months ended June 30, 2008. The difference in these rates is due principally to a shift in the expected geographic distribution of earnings for 2009.

The Provision for income taxes for the six months ended June 30, 2009 was an expense of $15.2 million, or an effective tax rate of 16.7%. The Company’s tax expense was $46.6 million, or an effective tax rate of 20.1%, for the same period in 2008. For that period the Company reduced tax expense by $11.9 million, primarily due to settling various tax audits and due to the recognition of a previously unrecognized tax benefit related to a tax position taken in a prior period.

9.           STOCKHOLDERS’ EQUITY

In May 2008, the Company received authorization from the Board of Directors to repurchase an additional $750 million of its Class A Common Stock for a total repurchase authority of $4.65 billion. As of June 30, 2009, there was approximately $0.5 billion of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. For the second quarter and six months ended June 30, 2009, the Company did not repurchase any shares of its Class A Common Stock. As of June 30, 2009, since the inception of the program in April 1996, the Company had repurchased approximately

91.6 million shares for an aggregate cost of approximately $4.2 billion. As of June 30, 2009, the Company had reissued approximately 0.5 million shares of previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million, 16.0 million and 16.0 million shares of treasury stock in 2005, 2006 and 2008, respectively, the net treasury shares held at June 30, 2009 were 15.1 million.

10.           OTHER COMPREHENSIVE EARNINGS (LOSS)

Comprehensive earnings (loss), net of taxes, consist of the following:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Net earnings	$ 17.0	$ 83.7	$ 76.2	$ 185.5
Other comprehensive earnings (loss):
Foreign currency translation adjustment	31.9	3.9	18.2	12.1
Pension or other postretirement benefits	-	1.1	2.1	1.7
Net unrealized gain (loss) on marketable securities - OTTI	(0.6)	-	(0.6)	-
Net unrealized gain (loss) on marketable securities	0.1	(1.8)	0.8	(1.1)
Comprehensive earnings	$ 48.4	$ 86.9	$ 96.7	$ 198.2

Accumulated other comprehensive (loss) earnings consist of the following:

	Foreign Currency Translation Adjustment	Pension or Other Postretirement Benefits	Net Unrealized Gain (Loss) on Marketable Securities - OTTI	Net Unrealized Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive (Loss) Earnings
Balance at December 31, 2008	$ (33.8)	$ (245.2)	$ -	$ (1.3)	$ (280.3)
Change	(13.7)	2.1	-	0.7	(10.9)
Balance at March 31, 2009	$ (47.5)	$ (243.1)	$ -	$ (0.6)	$ (291.2)
Change	31.9	-	(0.6)	0.1	31.4
Adoption of FSP FAS 115-2	-	-	(1.7)	-	(1.7)
Balance at June 30, 2009	$ (15.6)	$ (243.1)	$ (2.3)	$ (0.5)	$ (261.5)

11.           EARNINGS PER SHARE (“EPS”)

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Numerator:
Net earnings	$ 17.0	$ 83.7	$ 76.2	$ 185.5
Denominator:
Weighted average shares used to compute basic EPS	78.2	94.0	78.2	94.6
Effect of dilutive securities -
Employee stock plans	0.2	0.2	0.2	0.2
Weighted average shares used to compute diluted EPS	78.4	94.2	78.4	94.8

Basic net EPS	$ 0.22	$ 0.89	$ 0.97	$ 1.96
Diluted net EPS	$ 0.22	$ 0.89	$ 0.97	$ 1.96

Restricted stock units and stock options totaling an additional 10.7 million and 11.0 million shares of Class A Common Stock for the three month periods and 10.0 million and 11.0 million shares of Class A Common Stock for the six month periods ended June 30, 2009 and 2008, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

In addition to the 10.7 million and 10.0 million antidilutive shares for the three and six months ended June 30, 2009, respectively, mentioned above, unvested restricted stock units with a performance condition that were granted in the first quarter of 2009 were also excluded from the computation of diluted earnings per share. According to FAS 128, contingently issuable shares are excluded from the computation of diluted EPS if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. If the performance condition were to become satisfied based on actual financial results, the restricted stock units included in the diluted EPS calculation would be in the range of 0.1 million to 0.2 million shares depending on the level of achievement. Refer to Note 4 to the Consolidated Condensed Financial Statements for additional information regarding the restricted stock awards with a performance condition.

Included in the 10.7 million and 10.0 million antidilutive shares for the three and six months ended June 30, 2009, respectively, mentioned above, are performance-based stock options that were granted in the second quarter of 2009.  If these performance-based stock grants are in the money in future periods, FAS 128 guidance would be evaluated to determine appropriate treatment of these performance-based stock options for the EPS computation. If the performance condition were to become satisfied based on actual financial results and if the performance-based options would have a dilutive impact on EPS, 0.6 million shares would be included in future diluted EPS calculations. Refer to Note 4 to the Consolidated Condensed Financial Statements for additional information regarding the performance-based stock options.

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

12.           EMPLOYEE PENSION AND POSTRETIREMENT PLANS

The components of the net periodic benefit cost for both the pension and postretirement plans for the three month and six month periods ended June 30, 2009 and 2008 were as follows:

Pension Benefits:	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Service cost	$0.7	$0.9	$1.4	$1.7
Interest cost	10.6	11.2	21.5	22.6
Expected return on plan assets	(12.1)	(12.6)	(24.4)	(25.2)
Amortization of net loss	3.7	2.9	7.5	5.7
Curtailment or special termination losses	2.2	1.0	2.2	1.0
Net periodic benefit cost	$5.1	$3.4	$8.2	$5.8

Other Postretirement Benefits:	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Service cost	$0.3	$0.2	$0.6	$0.7
Interest cost	0.6	0.6	1.3	1.3
Amortization of prior service (benefit) cost	(0.9)	(0.9)	(1.9)	(1.9)
Amortization of net loss	(0.1)	0.1	-	0.3
Net periodic benefit cost	$(0.1)	$-	$-	$0.4

The Company currently expects to contribute approximately $95 million to its pension and other postretirement plans in 2009. As of June 30, 2009, $84.4 million of contributions have been made.

13.           DERIVATIVES

Derivative Instruments and Hedging Activities

Lexmark’s activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. The Company’s risk management program seeks to reduce the potentially adverse effects that market risks may have on its operating results.

Lexmark maintains a foreign currency risk management strategy that uses derivative instruments to protect its interests from unanticipated fluctuations in earnings caused by volatility in currency exchange rates. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue leveraged derivative instruments. Lexmark maintains an interest rate risk management strategy that may, from time to time use derivative instruments to minimize significant, unanticipated earnings fluctuations caused by interest rate volatility. By using derivative financial instruments to hedge exposures to changes in exchange rates and interest rates, the Company exposes itself to credit risk and market risk. Lexmark manages exposure to counterparty credit risk by entering into derivative financial instruments with highly rated institutions that can be expected to fully perform under the terms of the agreement. Market risk is the adverse effect on the value of a financial instrument that results from a change in currency exchange rates or interest rates. The Company manages exposure to market risk associated with interest rate and foreign exchange contracts by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

Lexmark uses fair value hedges to reduce the potentially adverse effects that market volatility may have on its operating results.  Fair value hedges are hedges of recognized assets or liabilities. Lexmark enters into forward exchange contracts to hedge accounts receivable, accounts payable and other monetary assets and liabilities. The forward contracts used in this program generally mature in three months or less, consistent with the underlying asset and liability. Foreign exchange forward contracts may be used as fair value hedges in situations where derivative instruments expose earnings to further changes in exchange rates. Although the Company has historically used interest rate swaps to convert fixed rate financing activities to variable rates, there were no interest rate swaps outstanding as of June 30, 2009.

Net outstanding notional amount of derivative activity as of June 30, 2009 was $60.6 million.  This activity was driven by fair value hedges of recognized assets and liabilities primarily denominated in the Euro, Mexican Peso, and Swiss Franc.

Long (Short) Positions by Currency	June 30, 2009
EUR	$ (104.4)
MXN	23.2
CHF	23.7
Other Net	(3.1)
Total	$ (60.6)

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

As of June 30, 2009, the Company had net derivative assets of $0.1 million recorded at fair value in Prepaid expenses and other current assets on the Consolidated Condensed Statements of Financial Position. As of June 30, 2009 and December 31, 2008, the Company had the following net derivative liabilities recorded at fair value in Accrued liabilities on the Consolidated Condensed Statements of Financial Position:

Foreign Exchange Contracts	June 30, 2009	December 31, 2008
Gross liability position	$ (1.5)	$ (2.7)
Gross asset position	0.1	1.2
Net liability position	$ (1.4)	$ (1.5)

The Company had the following (gains) and losses related to derivative instruments qualifying and designated as hedging instruments in fair value hedges and related hedged items recorded in Cost of Revenue on the Consolidated Condensed Statements of Earnings:

	Three Months Ended June 30		Six Months Ended June 30
Fair Value Hedging Relationships	2009	2008	2009	2008
Foreign Exchange Contracts	$(2.0)	$0.8	$3.9	$5.8
Underlying	1.4	(1.5)	(2.6)	0.1
Total	$(0.6)	$(0.7)	$1.3	$5.9

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

The following table includes information about the Company’s reportable segments:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2009	2008	2009	2008
Revenue:
PSSD	$ 623.8	$ 762.8	$ 1,222.5	$ 1,504.2
ISD	280.8	376.0	626.2	809.8
Total revenue	$ 904.6	$ 1,138.8	$ 1,848.7	$ 2,314.0

Operating income (loss):
PSSD	$ 81.4	$ 155.6	$ 174.6	$ 299.5
ISD	9.5	23.1	61.9	101.8
All other	(63.2)	(77.8)	(134.2)	(178.1)
Total operating income (loss)	$ 27.7	$ 100.9	$ 102.3	$ 223.2

Operating income (loss) noted above for the three months ended June 30, 2009, includes restructuring and related charges of $3.5 million in PSSD, $20.5 million in ISD and $1.0 million in All other.  Operating income (loss) noted above for the six months ended June 30, 2009, includes restructuring and related charges of $3.9 million in PSSD, $22.2 million in ISD and $3.8 million in All other.

Operating income (loss) noted above for the three months ended June 30, 2008, includes restructuring and related charges of $0.6 million in PSSD, $2.8 million in ISD and $0.6 million in All other.  Operating income (loss) noted above for the six months ended June 30, 2008, includes restructuring and related charges of $0.4 million in PSSD, $3.9 million in ISD and $8.8 million in All other.

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

Copyright fees

Certain countries (primarily in Europe) and/or collecting societies representing copyright owners’ interests have taken action to impose fees on devices (such as scanners, printers and multifunction devices) alleging the copyright owners are entitled to compensation because these devices enable reproducing copyrighted content. Other countries are also considering imposing fees on certain devices. The amount of fees, if imposed, would depend on the number of products sold and the amounts of the fee on each product, which will vary by product and by country. The Company has accrued amounts that it believes are adequate to address the risks related to the copyright fee issues currently pending. The financial impact on the Company, which will depend in large part upon the outcome of local legislative processes, the Company’s and other industry participants’ outcome in contesting the fees and the Company’s ability to mitigate that impact by increasing prices, which ability will depend upon competitive market conditions, remains uncertain. As of June 30, 2009, the Company has accrued a total of approximately $110 million for copyright fee charges, with approximately $67 million for pending copyright fee issues, including litigation proceedings, local legislative initiatives and/or negotiations with the parties involved. The remaining balance accrued for copyright fees relates to amounts the Company has agreed to pay to various parties, including a recent settlement that is discussed further below.

As of June 30, 2009, approximately $56 million of the $67 million accrued for the pending copyright fee issues was related to single function printer devices sold in Germany prior to December 31, 2007. On December 6, 2007, the Bundesgerichtshof (the “German Federal Supreme Court”) issued a judgment in litigation brought by VerwertungsGesellschaft Wort (“VG Wort”), a collection society representing certain copyright holders, against Hewlett-Packard Company (“HP”), finding that single function printer devices sold in Germany prior to December 31, 2007 were not subject to the law authorizing the German copyright fee levy (German Federal Supreme Court, file reference I ZR 94/05). The Company and VG Wort entered into an agreement pursuant to which both VG Wort and the Company agreed to be bound by the outcome of the VG Wort/HP litigation. VG Wort filed a claim with the German Federal Constitutional Court (Bundesverfassungsgericht, the “Constitutional Court”) challenging the decision of the German Federal Supreme Court. The Company believes the amount accrued represents its best estimate of the copyright fee issues currently pending.

An agreement was reached in the first quarter of 2009 with the collecting societies in which the Company participated regarding the copyright fees to be levied on all-in-one and multifunctional devices (“AIO/MFDs”) sold in Germany after December 31, 2001 through December 31, 2007. Based on March 31, 2009 foreign currency exchange rates, the Company had accrued approximately $41 million in copyright fees related to these AIO/MFDs.  Based on June 30, 2009 foreign currency exchange rates, the Company expects the July 2009 payment to be approximately $42 million.  For current sales of AIO/MFDs and single function printer devices in Germany, the Company, other industry participants and the collecting societies have agreed upon an applicable levy rate for the aforementioned devices and the Company has agreed to collect and pay such levies as appropriate.

The Company believes the amounts accrued represent its best estimate of the copyright fee issues currently pending and these accruals are included in Accrued liabilities on the Consolidated Condensed Statements of Financial Position.

16.           RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)-1”). The FSP amends the guidance provided under FAS 141(R) Business Combinations (“FAS 141(R)”) with regard to the initial recognition and measurement as well as the subsequent accounting for contractual and noncontractual contingencies. Under the new guidance, there is no need to distinguish between a contractual and noncontractual contingency. The new FSP requires that the acquirer recognize at the acquisition date the fair value of an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value can be determined during the measurement period. If fair value cannot be determined during the measurement period, the asset or liability shall be recognized at the acquisition date only if (1) information available before the end of the measurement period indicates that it is probable that the asset existed or the liability had been incurred at the acquisition date and (2) the amount of the asset or liability can be reasonably estimated. Assets and liabilities arising from contingencies that meet the acquisition date recognition criteria shall be subsequently measured and accounted for on a systematic and rational basis. Any asset or liability arising from a contingency that does not meet the recognition criteria at the acquisition date shall be accounted for in accordance with other applicable GAAP, including FAS 5, as appropriate, in subsequent accounting periods. The disclosure requirements of FAS 141R are also amended by this FSP. Assets and liabilities arising from contingencies subject to specific guidance under FAS 141R, such as indemnification assets and contingent consideration arrangements, are not in scope of FSP FAS 141(R)-1. The FSP was effective for acquisitions by the Company beginning in the first quarter of 2009. The Company applied this guidance to its single acquisition during 2009, described in Note 2 to the Consolidated Condensed Financial Statements.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). This FSP amends FAS 157, Fair Value Measurements (“FAS 157”) and supersedes FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP FAS 157-3”). According to the FSP, an entity should consider several factors to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity for the asset or liability including price quotations not based on current information, few number of recent transactions, and price quotations varying substantially among market makers to name a few. If an entity concludes, based on the weight of the evidence, there has been a significant decrease in volume and level of activity then transactions or quoted prices may not be determinative of fair value, thus requiring further analysis to determine whether the prices are based on orderly transactions. The FSP lists several factors to consider in making this assessment as well, including the existence of a usual and customary marketing period,  the seller being in or near bankruptcy or forced to sell to meet regulatory or legal requirements, and the transaction price appearing as an outlier when compared with other recent transactions.  Based on the available evidence, an entity must determine whether or not a transaction is orderly. The weight placed on a transaction price when estimating fair value is based on this determination as well as the sufficiency of information available to make the determination. The FSP reaffirms the need to use judgment when determining if a price is determinative of fair value, considering all facts and circumstances including the nature of a quote (binding offer or an indicative price), whether or not the price includes an appropriate risk premium that a market participant would demand, and considering the use of a different valuation technique or multiple valuation techniques. In addition to the accounting guidance, the FSP also amends FAS 157 disclosure requirements to require in interim periods the disclosure of the inputs and valuation techniques used to measure fair value and any changes in inputs and techniques during the period. The FSP also requires that the disclosures of FAS 157 be presented for debt and equity securities by major security type, based on the nature and risks of the security. FSP FAS 157-4 was effective for the Company’s second quarter 2009 financial statements and was applied prospectively. The FSP did not have a significant impact on the valuation of the Company’s assets or liabilities. Refer to Note 2 to the Consolidated Condensed Financial Statements for a discussion of the Company’s valuation techniques as well as additional measures taken with respect to prices in response to the FSP.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). This FSP relates to fair value disclosures for any financial instruments that are not reflected on the balance sheet of public companies at fair value. The FSP requires that for interim reporting periods, a company must (1) disclose the fair value of all financial instruments for which it is practicable to estimate that value, (2) present the fair value together with the related carrying amount reported on the balance sheet, and (3) describe the methods and significant assumptions used to estimate fair value and any changes in the methods and significant assumptions during the period. The FSP was effective for the Company’s second quarter 2009 interim reporting period. The disclosures required by the FSP are included in Note 2 to the Consolidated Condensed Financial Statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). This FSP amends the existing guidance regarding the recognition of other-than-temporary impairment (“OTTI”) for debt securities. If the fair value of a debt security is less than its amortized cost basis, an entity must assess whether the impairment is other than temporary. If an entity intends to sell or it is more likely than not the entity will be required to sell the debt security before its anticipated recovery of its amortized cost basis, an other-than temporary impairment shall be considered to have occurred and the entire difference between the amortized cost basis and the fair value must be recognized in earnings. If the entity does not expect to sell the debt security, but the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss is deemed to exist and OTTI shall be considered to have occurred. However, in this case, the OTTI is separated into two components, the amount representing the credit loss which is recognized in earnings and the amount related to all other factors which is now recognized in other comprehensive income under the new guidance. In either case, for debt securities in which OTTI was recognized in earnings, the difference between the new amortized cost basis (previous amortized cost basis less OTTI recognized in earnings) and the cash flows expected to be collected shall be accreted in accordance with existing guidance as interest income in subsequent periods. The FSP also changes the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities. In periods in which OTTI is determined, the total OTTI shall be presented in the statement of earnings as well as the offset for the amount that was recognized in other comprehensive income under the new FSP. Amounts recognized in accumulated other comprehensive income for which a portion of an OTTI has been recognized in earnings must also be presented separately. The FSP also expands interim and annual disclosure requirements for debt and equity securities including but not limited to the methodology and significant inputs used to measure the credit loss portion of OTTI as well as a tabular rollforward of the amount of credit losses recognized in earnings. The FSP became effective for the Company’s new and existing investments as of April 1, 2009.  The Company recognized a favorable $2.1 million cumulative effect adjustment to the opening balance of retained earnings and a corresponding adjustment to accumulated other comprehensive income, before consideration of tax effects, related to the initial application of the FSP to its debt securities held by the Company at April 1, 2009 for which OTTI had been previously recognized. This adjustment was calculated by comparing the present value of the cash flows expected to be collected to the amortized cost bases of the debt securities at the transition date. The Company also recognized a $0.8 million net impairment loss in its second quarter earnings for credit losses calculated in accordance with the FSP. See Note 5 to the Consolidated Condensed Financial Statements for further details.

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

In May 2009, the FASB issued FAS No. 165, Subsequent Events (“FAS 165”). FAS 165 provides accounting guidance and disclosure requirements for events that occur after the balance sheet date but before financial statements are issued or available to be issued. Prior to issuing this standard, the accounting requirements for subsequent events were found in auditing standards rather than the authoritative literature issued by the FASB. FAS 165 is based on the same principles as those that exist in the auditing standards and is not expected to change current accounting practices. The standard should be applied to the accounting for and disclosure of subsequent events not addressed in other GAAP. FAS 165 requires that the effects of all subsequent events that provide additional evidence about conditions that existed at the balance sheet date be recognized in the financial statements. However, an entity shall not recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet.  For nonrecognized subsequent events, the nature of the event and an estimate of the financial effects, or statement that such an estimate cannot be made, should be disclosed if necessary to keep the financial statements from being misleading. FAS 165 also requires that an entity disclose the date through which subsequent events have been evaluated and whether such date is the date the financial statements were issued or the date the financial statements were available to be issued. Lexmark, being a public company, evaluates subsequent events through the date its financial statements are issued. FAS 165 was effective for the Company’s second quarter financial statements. Note 1 to the Consolidated Condensed Financial Statements provides the date through which subsequent events were evaluated.

In June 2009, the FASB issued FAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162  (“FAS 168”). FAS 168 establishes the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative GAAP recognized by the FASB with the exception of guidance provided by the SEC for public companies. All guidance contained in the ASC carries an equal level of authority. On the effective date of the standard, all nongrandfathered, non-SEC accounting guidance not included in the Codification is deemed nonauthoritative with the temporary exception of a few recently issued standards not yet integrated into the ASC at the time the standard was issued.

Under the new accounting principles framework, if guidance for a transaction or event is not specified within a source of authoritative GAAP, the Company must first consider accounting principles for similar transactions or events within a source of authoritative GAAP and then consider nonauthoritative guidance from other sources. Though the ASC is not intended to change existing GAAP, any effect of applying the standard will be accounted for as a change in accounting principle or correction of an error depending on the facts and circumstances. FAS 168 will be effective for the Company’s third quarter financial statements. All GAAP references in the Company’s third quarter 10-Q will be updated to reflect the location of the accounting guidance in the ASC. The Company expects no other changes to its financial statements as the result of applying this standard.

Item 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

OVERVIEW

Lexmark makes it easier for customers to move information between the digital and paper worlds. Since its inception in 1991, Lexmark has become a leading developer, manufacturer and supplier of printing and imaging solutions for the office. Lexmark’s products include laser printers, inkjet printers, multifunction devices, dot matrix printers and associated supplies, services and solutions.

The Company is primarily managed along divisional lines: the Printing Solutions and Services Division (“PSSD”) and the Imaging Solutions Division (“ISD”).

•
The Printing Solutions and Services Division primarily sells laser products and serves business customers as well as consumers who choose laser products. Laser products can be divided into two major categories — shared workgroup products and lower-priced desktop products. Lexmark employs large-account sales and marketing teams, closely supported by its development and product marketing teams, to generate demand for its business printing solutions and services. The sales and marketing teams primarily focus on industries such as financial services, retail, manufacturing, education, government and health care. Lexmark also markets its laser and inkjet products through small and medium business (“SMB”) teams who work closely with channel partners. The Company distributes and fulfills its laser products primarily through its well-established distributor and reseller network. Lexmark’s products are also sold through solution providers, which offer custom solutions to specific markets, and through direct response resellers.

•
The Imaging Solutions Division predominantly sells inkjet products to a range of customers, including small office home office (“SOHO”) users, professionals and consumers who are heavy users, as well as business users who may choose inkjet products as a lower-priced alternative or supplement to laser products. The Imaging Solutions Division also sells select laser products in certain geographies to SOHO and business users that purchase products through retail channels. Additionally, over the past couple of years, the number of customers seeking productivity-related features has driven significant growth in all-in-one (“AIO”) products. Key factors promoting this trend are greater affordability of AIOs containing productivity features like wireless connectivity, full fax capabilities, automatic document feeders and duplex capabilities. Lexmark distributes its branded inkjet products and supplies through retail outlets as well as distributors and resellers worldwide. Lexmark’s sales and marketing activities are organized to meet the needs of the various geographies and the size of their markets.

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

Uncertainty in the capital markets has presented additional challenges with respect to valuing marketable securities and pension plan assets in which the Company is invested. Because of the general decline in trading activity for some investments, the Company implemented additional steps beginning in the third quarter of 2008 to assess whether or not the pricing information it received was reasonably up to date as well as understand the nature of quotes used in the valuation of certain securities. In the case of auction rate securities in which auctions were unsuccessful, observable pricing data was not available resulting in the Company performing a discounted cash flow analysis based on assumptions that it believes market participants would use with regard to such items as expected cash flows and discount rates adjusted for illiquidity premiums.  In determining where measurements lie in the fair value hierarchy, the Company uses assumptions regarding the general characteristics of each type of security as the starting point. The Company then downgrades individual securities to a lower level as necessary based on specific facts and circumstances.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP FAS 157-2”) which deferred the effective date of FAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. As permitted by FSP FAS 157-2, the Company only partially applied the provisions of FAS 157 during 2008. Effective January 1, 2009, the Company began applying the valuation concepts of FAS 157 to its nonrecurring, nonfinancial fair value measurements, including the maximization of observable inputs as well as the consideration of market participant assumptions such as highest and best use of an asset. These measurements are most often based on inputs or assumptions that are less observable in the market, thus requiring more judgment on the part of the Company in estimating fair value. Such measurements are generally classified as Level 3 within the fair value hierarchy.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). Based on the available evidence, an entity should determine if there has been a significant decrease in the volume and level of activity as well as assess whether or not a transaction is orderly. The weight placed on a transaction price when estimating fair value is based on these determinations as well as the sufficiency of information available to make the determinations. The FSP reaffirms the need to use judgment when determining if a price is determinative of fair value, considering all facts and circumstances including the nature of a quote (binding offer or an indicative price), whether or not the price includes an appropriate risk premium that a market participant would demand, and considering the use of a different valuation technique or multiple valuation techniques. See Note 16 to the Consolidated Condensed Financial Statements in Item 1 for details regarding the FSP. In response to the FSP, the Company added additional steps in the second quarter of 2009 to its fair value practices described above with respect to the consensus pricing methodology used in the valuation of most of the securities in which it has invested. The Company implemented more comprehensive procedures to review the number of pricing inputs received as well as the variability in the pricing data utilized in the overall valuation. For securities in which the number of pricing inputs used was less than expected or there was significant variability in the pricing inputs, the Company tested that the final consensus price was within a reasonable range of fair value through corroboration with other sources of market data. See Note 2 to the Consolidated Condensed Financial Statements in Item 1 for more information regarding the Company’s fair value measurements.

Other-Than-Temporary Impairment – Marketable Securities
The Company records its investments in marketable securities at fair value through accumulated other comprehensive earnings using the valuation practices discussed in the previous section. Once these investments have been marked to market, the Company must assess whether or not its individual unrealized loss positions contain other-than-temporary impairment (“OTTI”). If an unrealized position is deemed OTTI, then the unrealized loss, or a portion thereof, must be recognized in earnings. The Company’s portfolio is made up almost entirely of debt securities for which OTTI must be recognized in accordance with FSP FAS 115-2 effective in the second quarter of 2009. The model under FSP FAS 115-2 requires that an entity recognize OTTI in earnings for the entire unrealized loss position if the entity intends to sell or it is more likely than not the entity will be required to sell the debt security before its anticipated recovery of its amortized cost basis. If the entity does not expect to sell the debt security, but the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss is deemed to exist and OTTI shall be considered to have occurred. However, in this case, the OTTI is separated into two components, the amount representing the credit loss which is recognized in earnings and the amount related to all other factors which is recognized in other comprehensive income under the new guidance. See Note 16 to the Consolidated Condensed Financial Statements in Item 1 for more details regarding the FSP. The Company’s policy considers various factors in making these two assessments.

In determining whether it is more likely than not that the Company will be required to sell impaired securities before recovery of net book or carrying values, the Company considers various factors that include:

• The Company’s current cash flow projections,
• Other sources of funds available to the Company such as borrowing lines,
·  The value of the security relative to the Company’s overall cash position,
• The length of time remaining until the security matures, and
• The potential that the security will need to be sold to raise capital.

If the Company determines that it does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security, the Company assesses whether it expects to recover the net book or carrying value of the security.  The Company makes this assessment based on quantitative and qualitative factors of impaired securities that include a time period analysis on unrealized loss to net book value ratio; severity analysis on unrealized loss to net book value ratio; credit analysis of the security’s issuer based on rating downgrades; and other qualitative factors that may include some or all of the following criteria:

• The regulatory and economic environment.
• The sector, industry and geography in which the issuer operates.

• Forecasts about the issuer’s financial performance and near-term prospects, such as earnings trends and analysts’ or industry specialists’ forecasts.
· Failure of the issuer to make scheduled interest or principal payments.
· Material recoveries or declines in fair value subsequent to the balance sheet date.

Securities that are identified through the analysis using the quantitative and qualitative factors described above are then assessed to determine whether the entire net book value basis of each identified security will be recovered.  The Company performs this assessment by comparing the present value of the cash flows expected to be collected from the security with its net book value.  If the present value of cash flows expected to be collected is less than the net book value basis of the security, then a credit loss is deemed to exist and an other-than-temporary impairment is considered to have occurred. There are numerous factors to be considered when estimating whether a credit loss exists and the period over which the debt security is expected to recover, some of which have been highlighted in the preceding paragraph.

Given the uncertainty in the current economic environment and the level of judgment required to make the assessments above, the final outcomes of the Company’s investments in debt securities could prove to be different than the results reported. Issuers with good credit standings and relatively solid financial conditions may not be able to fulfill their obligations ultimately. Furthermore, the Company could reconsider its decision not to sell a security depending on changes in its own cash flow projections as well as changes in the regulatory and economic environment that may indicate that selling a security is advantageous to the Company.

See Note 5 to the Consolidated Condensed Financial Statements in Item 1 for more information regarding the Company’s marketable securities.

Summary

Management believes that other than the adoption of FAS 157 for its nonrecurring, nonfinancial fair value measurements, the additional steps taken with respect to FSP FAS 157-4 and the pricing of its marketable securities, and the change in practice for recognizing other-than-temporary impairment under the new model provided by FSP FAS 115-2, there have been no other significant changes to the items that were disclosed as critical accounting policies and estimates in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Business Factors

The weakening of the global economy continued to impact the revenue in both of the Company’s segments during the second quarter and six months ended June 30, 2009. Lexmark continues to take actions to reduce cost and expenses worldwide and improve the efficiency of the Company’s inkjet cartridge manufacturing operations and, as a result, the Company announced a restructuring action in April 2009 that includes the planned closure of the Company’s inkjet cartridge manufacturing facility in Juarez, Mexico by the end of the first quarter of 2010.  See “Restructuring and Related Charges and Project Costs” that follows for further discussion.

PSSD

During the second quarter of 2009, Lexmark continued its investments in PSSD through new products and technology. With the introduction of new laser products that began in the fall of 2008 and continued through the second quarter of 2009, the Company has announced products that represent the most extensive series of laser product introductions in the Company’s history.  The new product introductions have significantly strengthened the breadth and depth of the Company’s monochrome laser line, color laser line and laser MFPs.

The primary focus of PSSD is to drive long term shareholder value through workgroup laser growth and page generation. The key strategic initiatives are:

•	Expand and strengthen the Company’s product line of workgroup color laser and laser MFP devices;
•	Advance and strengthen the Company’s industry solutions and workflow capabilities to maintain and grow the Company’s penetration in selected industries;
•	Advance and grow the Company’s managed print services business;
•	Drive growth in color laser and laser MFP products.

ISD

In 2007, the Company undertook a significant shift in ISD strategy in order to maximize long-term shareholder value.

Beginning in the second quarter of 2007, the Company experienced the following issues in ISD:

•	On-going declines in inkjet supplies and OEM unit sales;
•	Lower average unit revenues due to aggressive pricing and promotion; and
•	Additional costs in its new products.

As the Company analyzed the situation, it saw the following:

•	Some of its unit sales were not generating adequate lifetime profitability due to lower prices, higher costs and supplies usage below its model;
•	Some markets and channels were on the low-end of the supplies generation distribution curve; and
•	Its business was too skewed to the low-end versus the market, resulting in lower supplies generation per unit.

As a result, Lexmark decided to take the following actions beginning in 2007:

•	The Company decided to more aggressively shift its focus to geographic regions, market segments and customers that generate higher page usage.
•	The Company continues working to minimize the unit sales that do not generate an acceptable profit over their life.

The above actions entail several initiatives, which were begun in 2007 and have continued through the current period:

•	Repackage the existing inkjet technology to focus on higher usage customers, and start to shift the mix;
•	Penetrate the channels that sell to higher usage customers;
•	Advance our inkjet technology to better meet the needs of SMB customers; and

•
Consolidate the inkjet integrated printhead supplies manufacturing facilities to lower costs and reduce capital requirements. See “Restructuring and Related Charges and Project Costs” that follows for further discussion of the Company’s various restructuring activities.

These initiatives have yielded the following for the Company’s ISD segment since 2007:

•
The introduction of new products such as Lexmark’s Professional Series as well as the planned introduction in the fall of 2009 of inkjet AIOs ideal for small and medium businesses, including new Web-connected touch screen AIOs;

•	An increasing amount of industry recognition and awards for its inkjet products; and
•	An improvement in the Company’s retail presence in U.S. Office Super Stores.

The transition of the business from the low-end portion of the market to higher usage devices is continuing. Due to this transition and weakness in the OEM business, Lexmark is experiencing shrinkage in its installed base of inkjet products and an associated decline in end-user page generation. The Company sees the potential for continued near term erosion in end-user page generation and inkjet supplies demand due to the transition. However, by strengthening the Company’s focus on the sales of higher end, higher page generating inkjet devices, the longer term objective is to ultimately stabilize and grow the supplies revenue based on a smaller installed base of higher page generating devices.

Operating Results Summary

The following discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements and Notes thereto. The following table summarizes the results of the Company’s operations for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30				Six Months Ended June 30
	2009		2008		2009		2008
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev
Revenue	$ 904.6	100.0%	$ 1,138.8	100.0%	$1,848.7	100.0%	$2,314.0	100.0%
Gross profit	280.8	31.0	417.2	36.6	614.2	33.2	852.7	36.9
Operating expense	253.1	28.0	316.3	27.8	511.9	27.7	629.5	27.2
Operating income	27.7	3.1	100.9	8.9	102.3	5.5	223.2	9.6
Net earnings	17.0	1.9	83.7	7.4	76.2	4.1	185.5	8.0

Current quarter

For the second quarter of 2009, total revenue was $905 million or down 21% from 2008. Laser and inkjet supplies revenue decreased 18% YTY and laser and inkjet hardware revenue decreased 29% YTY. In PSSD, revenue decreased 18% YTY while revenue in ISD decreased 25% YTY.

Net earnings for the second quarter of 2009 decreased 80% from the prior year primarily due to lower operating income. Net earnings for the second quarter of 2009 included $31.7 million of pre-tax restructuring-related charges and project costs. Net earnings for the second quarter of 2008 included $8.8 million of pre-tax restructuring-related charges and project costs and a nonrecurring tax benefit of $5.1 million.

Year to date

For the six months ended June 30, 2009, consolidated revenue was $1.8 billion or down 20% YTY. Laser and inkjet supplies revenue declined 17% YTY and laser and inkjet hardware revenue declined 30% YTY. In PSSD, revenue decreased 19% YTY while revenue in ISD decreased 23% YTY.

Net earnings for the six months ended June 30, 2009 decreased 59% from the prior year primarily due to lower operating income. Net earnings for the six months ended June 30, 2009 included $44.7 million of pre-tax restructuring-related charges and project costs. Net earnings for the six months ended June 30, 2008 included $21.4 million of pre-tax restructuring-related project costs and non-recurring tax benefits of $11.9 million.

Revenue

For the second quarter of 2009, consolidated revenue decreased 21% YTY. Laser and inkjet supplies revenue declined 18% YTY due to lower end user demand and the negative impact of foreign currency exchange rates, partially offset by supplies price increases. Laser and inkjet hardware revenue declined 29% YTY primarily driven by unit declines, as well as the negative impact of foreign currency exchange rates and price declines.

For the six months ended June 30, 2009, consolidated revenue decreased 20% YTY. Laser and inkjet supplies revenue declined 17% YTY due to lower end user demand and the negative impact of foreign currency exchange rates, partially offset by supplies price increases. Laser and inkjet hardware revenue declined 30% YTY primarily driven by unit declines, as well as the negative impact of foreign currency exchange rates.

The following table provides a breakdown of the Company’s revenue by segment:

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2009	2008	% Change	2009	2008	% Change
PSSD	$ 623.8	$ 762.8	(18)%	$ 1,222.5	$ 1,504.2	(19)%
ISD	280.8	376.0	(25)	626.2	809.8	(23)
Total revenue	$ 904.6	$ 1,138.8	(21)%	$ 1,848.7	$ 2,314.0	(20)%

PSSD

During the second quarter of 2009, revenue in PSSD decreased $139 million or 18% compared to 2008 due to a 27% decline in hardware revenue as well as a decline in supplies revenue. The lower hardware revenue was primarily due to lower unit volumes, as well as a negative impact of foreign currency exchange rates and lower pricing. PSSD laser hardware unit shipments declined 21% YTY due to the weak economic environment. PSSD laser hardware average unit revenue (“AUR”), which reflects the changes in both pricing and mix, decreased 7% YTY primarily due to negative currency impacts.

For the six months ended June 30, 2009, PSSD revenue decreased $282 million or 19% YTY primarily due to the weak economic environment as well as negative foreign currency impacts. PSSD laser hardware unit shipments decreased 23% YTY while PSSD laser hardware AUR decreased 6% YTY.

ISD

During the second quarter of 2009, revenue in ISD decreased $95 million or 25% compared to 2008 due to decreased hardware and supplies revenue. Hardware revenue declined 36% YTY due to lower unit shipments, as well as a negative impact of foreign currency exchange rates. The ISD hardware decline YTY was partially offset by improved product mix toward higher priced hardware devices. Hardware unit shipments declined 43% YTY principally due to the ongoing transition to higher end, higher usage devices and the weak global market. Hardware AUR increased 13% YTY due to positive product mix, partially offset by the negative impact of foreign currency exchange rates.

For the six months ended June 30, 2009, ISD revenue decreased $184 million or 23% YTY primarily due to the ongoing transition to higher end, higher usage devices and the weak economic environment as well as negative foreign currency impacts. ISD hardware unit shipments decreased 36% YTY while ISD hardware AUR increased 4% YTY.

Revenue by geography:

The following table provides a breakdown of the Company’s revenue by geography:

	Three Months Ended June 30				Six Months Ended June 30
(Dollars in millions)	2009	2008	% Change		2009	2008	% Change
United States	$388.0	$432.4	(10	) %	$809.8	$920.2	(12	) %
EMEA (Europe, the Middle East & Africa)	342.5	454.9	(25)		693.7	909.8	(24)
Other International	174.1	251.5	(31)		345.2	484.0	(29)
Total revenue	$904.6	$1,138.8	(21	) %	$1,848.7	$2,314.0	(20	) %

For the three and six months ended June 30, 2009, revenue decreased in all geographies primarily due to global economic weakness. In addition, for the three and six months ended June 30, 2009, currency exchange rates had a 7% YTY unfavorable impact on revenue. For the three and six months ended June 30, 2008, currency exchange rates had a 5% YTY favorable impact on revenue.

Gross Profit

The following table provides gross profit information:

	Three Months Ended June 30				Six Months Ended June 30
(Dollars in millions)	2009	2008	Change		2009	2008	Change
Gross profit dollars	$280.8	$417.2	(33	) %	$614.2	$852.7	(28)%
% of revenue	31.0%	36.6%	(5.6)	pts	33.2%	36.9%	(3.7)	pts

For the three and six months ended June 30, 2009, consolidated gross profit and gross profit as a percentage of revenue decreased YTY. The changes in the gross profit margin YTY for the three and six months ended June 30, 2009 were primarily due to declines in product margins driven by lower hardware margins, reflecting the negative impact of foreign currency exchange rates as well as price declines.

Gross profit for the three and six months ended June 30, 2009, included $21.6 million and $26.5 million, respectively, of pre-tax restructuring-related charges and project costs. Gross profit for the three and six months ended June 30, 2008, included $4.5 million and $9.8 million, respectively, of restructuring-related charges and project costs. See “Restructuring and Related Charges and Project Costs” that follows for further discussion.

Operating Expense

The following table presents information regarding the Company’s operating expenses during the periods indicated:

	Three Months Ended June 30				Six Months Ended June 30
	2009		2008		2009		2008
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev
Research and development	$92.9	10.3%	$102.9	9.1%	$190.3	10.3%	$208.4	9.0%
Selling, general & administrative	155.1	17.1	211.2	18.5	313.9	17.0	420.1	18.2
Restructuring and related charges	5.1	0.6	2.2	0.2	7.7	0.4	1.0	-
Total operating expense	$253.1	28.0%	$316.3	27.8%	$511.9	27.7%	$629.5	27.2%

For the three and six months ended June 30, 2009, research and development decreased YTY due to the continuing focus on optimizing the efficiency of the development spend while continuing to invest in key strategic initiatives.

Selling, general and administrative (“SG&A”) expenses for the three and six months ended June 30, 2009 decreased YTY. The lower SG&A reflects the benefits of the Company’s restructuring actions and other expense reduction measures as well as weaker foreign currencies. Additionally, SG&A expenses for the periods presented in the table above included project costs related to the Company’s restructuring activities.  See discussion below of restructuring and related charges and project costs included in the Company’s operating expenses for the periods presented in the table above.

For the three and six months ended June 30, 2009, the Company incurred $10.1 million and $18.2 million, respectively, of pre-tax restructuring and related charges and project costs due to the Company’s restructuring plans. Of the $10.1 million of pre-tax restructuring and related charges and project costs incurred for the three months ended June 30, 2009, $5.0 million is included in Selling, general and administrative while $5.1 million is included in Restructuring and related charges on the Company’s Consolidated Condensed Statements of Earnings. Of the $18.2 million of pre-tax restructuring and related charges and project costs incurred for the six months ended June 30, 2009, $10.5 million is included in Selling, general and administrative while $7.7 million is included in Restructuring and related charges on the Company’s Consolidated Condensed Statements of Earnings.

For the three and six months ended June 30, 2008, the Company incurred $2.1 million and $10.6 million, respectively, of pre-tax restructuring and related charges and project costs due to the Company’s restructuring plans. Of the $2.1 million of pre-tax restructuring and related charges and project costs incurred for the three months ended June 30, 2008, $2.2 million is included in Restructuring and related charges which is partially offset by a ($0.1) million benefit included in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings. Of the $10.6 million of pre-tax restructuring and related charges and project costs incurred for the six months ended June 30, 2008, $9.6 million is included in Selling, general and administrative while $1.0 million is included in Restructuring and related charges on the Company’s Consolidated Condensed Statements of Earnings.

See “Restructuring and Related Charges and Project Costs” that follows for further discussion.

Operating Income (Loss)

The following table provides operating income by segment:

	Three Months Ended June 30				Six Months Ended June 30
(Dollars in millions)	2009	2008	Change		2009	2008	Change
PSSD	$81.4	$155.6	(48)%		$174.6	$299.5	(42)%
% of segmentrevenue	13.0%	20.4%	(7.4)	pts	14.3%	19.9%	(5.6)	pts

ISD	9.5	23.1	(59)%		61.9	101.8	(39)%
% of segment revenue	3.4%	6.2%	(2.8)	pts	9.9%	12.6%	(2.7)	pts

All other	(63.2)	(77.8)	19%		(134.2)	(178.1)	25%
Total operating income (loss)	$27.7	$100.9	(73)%		$102.3	$223.2	(54)%
% of total revenue	3.1%	8.9%	(5.8)	pts	5.5%	9.6%	(4.1)	pts

For the three and six months ended June 30, 2009, the decreases in consolidated operating income was due to lower income in PSSD, partially offset by lower net expenses in All other.

For the second quarter of 2009, PSSD operating income decreased YTY principally due to lower gross margin dollars, primarily from lower supplies revenue and profit due to lower end user demand and the negative impact of weaker foreign currencies on revenue. For the six months ended June 30, 2009, PSSD operating income decreased YTY due to lower end user demand as well as the impact of weaker foreign currencies on revenue.

For the second quarter of 2009, ISD operating income decreased YTY due to lower supplies revenue, reflecting the actions taken to re-position the ISD business, and the global economic weakness, partially offset by reductions in operating expenses and a positive impact from lower hardware revenue. For the six months ended June 30, 2009, ISD operating income decreased YTY due to lower supplies revenue, partially offset by reductions in operating expenses and a positive impact from lower hardware revenue.

For the three months ended June 30, 2009, the Company incurred total pre-tax restructuring-related charges and project costs related to the Company’s restructuring plans of $6.1 million in PSSD, $21.9 million in ISD and $3.7 million in All other.  For the six months ended June 30, 2009, the Company incurred total pre-tax restructuring-related charges and project costs related to the Company’s restructuring plans of $7.5 million in PSSD, $24.8 million in ISD and $12.4 million in All other. See “Restructuring and Related Charges and Project Costs” that follows for further discussion.

For the three months ended June 30, 2008, the Company incurred total pre-tax restructuring-related charges and project costs related to the Company’s restructuring plans of $1.2 million in PSSD, $4.3 million in ISD and $3.3 million in All other.  For the six months ended June 30, 2008, the Company incurred total pre-tax restructuring-related charges and project costs related to the Company’s restructuring plans of $1.2 million in PSSD, $5.8 million in ISD and $14.4 million in All other. See “Restructuring and Related Charges and Project Costs” that follows for further discussion.

Interest and Other

The following table provides interest and other information:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2009	2008	2009	2008
Interest (income) expense, net	$5.0	$(2.9)	$10.2	$(10.4)
Other expense (income), net	1.1	0.2	(0.1)	1.5
Net impairment losses on securities	0.8	-	0.8	-
Total interest and other (income) expense, net	$6.9	$(2.7)	$10.9	$(8.9)

During the second quarter of 2009, total interest and other (income) expense, net, was an expense of $7 million compared to income of $3 million in 2008. For the six months ended June 30, 2009, total interest and other (income) expense, net, was expense of $11 million compared to income of $9 million in 2008. For the three and six months ended June 30, 2009, total interest and other (income) expense, net, resulted in higher net expense YTY primarily due to increased interest expense from the May 2008 debt issuance as well as lower interest income from declining interest rates on its investments.

Provision for Income Taxes and Related Matters

The Provision for income taxes for the three months ended June 30, 2009 was an expense of $3.8 million or an effective tax rate of 18.4%, compared to an expense of $19.9 million or an effective tax rate of 19.2% for the three months ended June 30, 2008. The difference in these rates is due principally to a shift in the expected geographic distribution of earnings for 2009.

The Provision for income taxes for the six months ended June 30, 2009 was an expense of $15.2 million, or an effective tax rate of 16.7%. The Company’s tax expense was $46.6 million, or an effective tax rate of 20.1%, for the same period in 2008. For that period the Company reduced tax expense by $11.9 million, primarily due to settling various tax audits and due to the recognition of a previously unrecognized tax benefit related to a tax position taken in a prior period.

Net Earnings and Earnings per Share

The following table summarizes net earnings and basic and diluted net earnings per share:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share amounts)	2009	2008	2009	2008
Net earnings	$17.0	$83.7	$76.2	$185.5

Basic earnings per share	$0.22	$0.89	$0.97	$1.96
Diluted earnings per share	$0.22	$0.89	$0.97	$1.96

Net earnings for the three and six months ended June 30, 2009 decreased 80% and 59%, respectively, from the prior year primarily due to lower operating income, partially offset by a lower tax rate.

For the three and six months ended June 30, 2009, the decrease YTY in basic and diluted earnings per share was primarily due to lower earnings.

RESTRUCTURING AND RELATED CHARGES AND PROJECT COSTS

Summary of Restructuring Impacts

The Company’s second quarter of 2009 financial results are impacted by its ongoing restructuring plans and related projects and are discussed in further detail below.  Project costs consist of additional charges related to the execution of the restructuring plans.  These project costs are incremental to the Company’s normal operating charges and are expensed as incurred, and include such items as compensation costs for overlap staffing, travel expenses, consulting costs and training costs. The table below summarizes the financial impacts of the Company’s restructuring plans and related projects for the quarter ended June 30, 2009.

For the three months ended June 30, 2009, the Company incurred charges, including project costs, of $31.7 million for the Company’s restructuring plans as follows:

	April 2009	2009 Action	2007 Action	2006 Action
(in millions)	Restructuring-related Charges (Note 3)	Restructuring-related Charges (Note 3)	Restructuring-related Charges (Note 3)	Restructuring-related Charges (Note 3)	Project Costs	Total
Accelerated depreciation charges/project costs	$19.7	$-	$0.2	$-	$1.8	$21.7
Employee termination benefit charges/project costs	3.3	1.6	-	(0.1)	4.9	9.7
Contract termination and lease charges	-	-	0.3	-	-	0.3
Total restructuring-related charges/project costs	$23.0	$1.6	$0.5	$(0.1)	$6.7	$31.7

The Company incurred $21.6 million of accelerated depreciation charges and project costs in Cost of revenue, and $0.1 million in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.  Total employee termination benefits and contract termination and lease charges of $5.1 million are included in Restructuring and related charges while $4.9 million of related project costs are included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.  The accelerated depreciation related project costs of $1.8 million include $0.7 million in project costs related to the 2008 Restructuring Plan. There were no other restructuring-related charges or project costs related to the 2008 Restructuring Plan in the second quarter of 2009.

For the quarter ended June 30, 2009, the Company incurred restructuring and related charges and project costs related to its restructuring plans of $6.1 million in PSSD, $21.9 million in ISD and $3.7 million in All other.

For the six months ended June 30, 2009, the Company incurred charges, including project costs, of $44.7 million for the Company’s restructuring plans as follows:

	April 2009	2009 Action	2007 Action	2006 Action
(in millions)	Restructuring-related Charges (Note 3)	Restructuring-related Charges (Note 3)	Restructuring-related Charges (Note 3)	Restructuring-related Charges (Note 3)	Project Costs	Total
Accelerated depreciation charges/project costs	$19.7	$-	$2.5	$-	$4.4	$26.6
Employee termination benefit charges/project costs	4.9	2.6	-	(0.1)	10.4	17.8
Contract termination and lease charges	-	-	0.3	-	-	0.3
Total restructuring-related charges/project costs	$24.6	$2.6	$2.8	$(0.1)	$14.8	$44.7

The Company incurred $26.5 million of accelerated depreciation charges and project costs in Cost of revenue, and $0.1 million in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.  Total employee termination benefits and contract termination and lease charges of $7.7 million are included in Restructuring and related charges while $10.4 million of related project costs are included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.  The accelerated depreciation charges and project costs of $4.4 million include $1.8 million in project costs related to the 2008 Restructuring Plan.

For the six months ended June 30, 2009, the Company incurred restructuring and related charges and project costs related to its restructuring plans of $7.5 million in PSSD, $24.8 million in ISD and $12.4 million in All other.

Total savings from Lexmark’s recent restructuring plans and ongoing focus on costs and expense reductions is expected to generate at least $190.0 million of cumulative savings in 2009.

April 2009 Restructuring Plan

General

As part of Lexmark’s ongoing plan to consolidate manufacturing capacity and reduce costs and expenses worldwide, the Company announced on April 21, 2009 the planned closure of its inkjet cartridge manufacturing facility in Juarez, Mexico by the end of the first quarter of 2010 as well as the continued restructuring of its worldwide workforce (the “April 2009 Restructuring Plan”).  The April 2009 Restructuring Plan is expected to impact about 360 positions worldwide, with approximately 270 coming from the closure of the facility in Juarez, Mexico.  The Company expects the April 2009 Restructuring Plan will result in total pre-tax charges of approximately $50.0 million with cash costs estimated at $10.0 million, with $45.0 million estimated pre-tax charges and cash costs estimated at $8.0 million occurring in 2009. The Company expects the April 2009 Restructuring Plan to be substantially completed by the end of the first quarter of 2010 and currently expects total 2010 savings of more than $20.0 million, with more than $5.0 million in savings in 2009.

Impact to 2009 Financial Results

For the three months ended June 30, 2009, the Company incurred charges of $23.1 million for the April 2009 Restructuring Plan as follows:

	April 2009
(in millions)	Restructuring-related Charges (Note 3)	Project Costs	Total
Accelerated depreciation charges/project costs	$19.7	$0.1	$19.8
Employee termination benefit charges/project costs	3.3	-	3.3
Total restructuring-related charges/project costs	$23.0	$0.1	$23.1

The Company incurred $19.8 million of accelerated depreciation charges and project costs in Cost of revenue on the Consolidated Condensed Statements of Earnings.  Total employee termination benefits of $3.3 million are included in Restructuring and related charges on the Company’s Consolidated Condensed Statements of Earnings.

For the three months ended June 30, 2009, the Company incurred restructuring and related charges and project costs related to the April 2009 restructuring plan of $2.3 million in PSSD, $20.5 million in ISD and $0.3 million in All other.

For the six months ended June 30, 2009, the Company incurred charges of $24.7 million for the April 2009 Restructuring Plan as follows:

	April 2009
(in millions)	Restructuring-related Charges (Note 3)	Project Costs	Total
Accelerated depreciation charges/project costs	$19.7	$0.1	$19.8
Employee termination benefit charges/project costs	4.9	-	4.9
Total restructuring-related charges/project costs	$24.6	$0.1	$24.7

The Company incurred $19.8 million of accelerated depreciation charges and project costs in Cost of revenue on the Consolidated Condensed Statements of Earnings.  Total employee termination benefits of $4.9 million are included in Restructuring and related charges on the Company’s Consolidated Condensed Statements of Earnings.

For the six months ended June 30, 2009, the Company incurred restructuring and related charges and project costs related to the April 2009 Restructuring Plan of $2.3 million in PSSD, $22.1 million in ISD and $0.3 million in All other.

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits in connection with the April 2009 Restructuring Plan. The liability is included in Accrued liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

(in millions)	Employee Termination Benefits
Balance at December 31, 2008	$-
Costs incurred	4.9
Balance at June 30, 2009	$4.9

2009 Restructuring Plan

General

In response to global economic weakening, the Company announced a restructuring plan (the “2009 Restructuring Plan”) on January 13, 2009.  The 2009 Restructuring Plan is expected to impact about 375 positions through the end of 2009. The areas impacted include general and administrative functions, supply chain and sales support, research and development program consolidation, as well as marketing and sales management. The Company estimates the 2009 Restructuring Plan will result in total pre-tax charges of approximately $45.0 million, all of which will require cash. Expected savings are $40.0 million in 2009 and $50.0 million per year thereafter. Approximately 95% of the savings are expected to benefit operating expense, and the remaining 5% will impact cost of sales. The Company expects the 2009 Restructuring Plan to be substantially completed by the end of 2009.

Impact to 2009 Financial Results

For the three months ended June 30, 2009, the Company incurred charges of $6.6 million for the 2009 Restructuring Plans as follows:

	2009 Action
(in millions)	Restructuring-related Charges (Note 3)	Project Costs	Total
Accelerated depreciation charges/project costs	$-	$1.0	$1.0
Employee termination benefit charges/project costs	1.6	4.0	5.6
Total restructuring-related charges/project costs	$1.6	$5.0	$6.6

Project costs of $1.0 million related to accelerated depreciation charges are included in Cost of revenue, total employee termination benefit charges of $1.6 million are included in Restructuring and related charges, and $4.0 million of project costs related to employee termination benefit charges are included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.

For the three months ended June 30, 2009, the Company incurred restructuring and related charges of $3.9 million in PSSD, $0.7 million in ISD and $2.0 million in All other.

For the six months ended June 30, 2009, the Company incurred charges of $11.3 million for the 2009 Restructuring Plan as follows:

	2009 Action
(in millions)	Restructuring-related Charges (Note 3)	Project Costs	Total
Accelerated depreciation charges/project costs	$-	$1.6	$1.6
Employee termination benefit charges/project costs	2.6	7.1	9.7
Total restructuring-related charges/project costs	$2.6	$8.7	$11.3

Project costs of $1.6 million related to accelerated depreciation charges are included in Cost of revenue, total employee termination benefit charges of $2.6 million are included in Restructuring and related charges, and $7.1 million of project costs related to employee termination benefit charges are included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.

For the six months ended June 30, 2009, the Company incurred restructuring and related charges and project costs related to the 2009 Restructuring Plan of $5.3 million in PSSD, $0.9 million in ISD and $5.1 million in All other.

Impact to 2008 Financial Results

The Company incurred charges of $20.2 million related to employee termination benefits in the fourth quarter of 2008 because the charges were probable and estimable for the 2008 year-end reporting period.  Including the $20.2 million charge in 2008, the Company has incurred $31.5 million of total charges for the 2009 Restructuring Plan.

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits in connection with the 2009 Restructuring Plan. The liability is included in Accrued liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

(in millions)	Employee Termination Benefits
Balance at December 31, 2008	$20.2
Costs incurred	2.5
Payments & Other (1)	(9.2)
Reversals	(0.7)
Balance at June 30, 2009	$12.8
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

Impact to 2009 Financial Results

For the three and six months ended June 30, 2009, the Company incurred project costs of $0.7 million and $1.8 million, respectively, in connection with the 2008 Restructuring Plan.  These project costs are included in Cost of revenue on the Consolidated Condensed Statements of Earnings and were incurred in ISD.

Impact to 2008 Financial Results

For the three and six months ended June 30, 2008, the Company incurred $3.4 million in employee termination benefit charges related to the 2008 Restructuring Plan.  These employee termination benefit charges are included in Restructuring and related charges on the Company’s Consolidated Condensed Statements of Earnings and were incurred in ISD.

Liability Rollforward

As of June 30, 2009, the Company had no remaining liability balance for employee termination benefits in connection with the 2008 Restructuring Plan.

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

Impact to 2009 Financial Results

For the three months ended June 30, 2009, the Company incurred charges of $1.4 million for the 2007 Restructuring Plan as follows:

	2007 Action
(in millions)	Restructuring-related Charges (Note 3)	Project Costs	Total
Accelerated depreciation charges/project costs	$0.2	$-	$0.2
Employee termination benefit charges/project costs	-	0.9	0.9
Contract termination and lease charges	0.3	-	0.3
Total restructuring-related charges/project costs	$0.5	$0.9	$1.4

The Company incurred $0.2 million of accelerated depreciation charges in Cost of revenue and project costs of $0.9 million related to employee termination benefit charges in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.  Contract termination and lease charges of $0.3 million are included in Restructuring and related charges on the Consolidated Condensed Statements of Earnings.  All $1.4 million of restructuring and related charges were incurred in All other.

For the six months ended June 30, 2009, the Company incurred charges of $7.0 million for the 2007 Restructuring Plan as follows:

	2007 Action
(in millions)	Restructuring-related Charges (Note 3)	Project Costs	Total
Accelerated depreciation charges/project costs	$2.5	$0.9	$3.4
Employee termination benefit charges/project costs	-	3.3	3.3
Contract termination and lease charges	0.3	-	0.3
Total restructuring-related charges/project costs	$2.8	$4.2	$7.0

The Company incurred $3.4 million of accelerated depreciation and related project costs in Cost of revenue, and project costs of $3.3 million related to employee termination benefit charges in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.  Contract termination and lease charges of $0.3 million are included in Restructuring and related charges on the Consolidated Condensed Statements of Earnings.  All $7.0 million of restructuring and related charges were incurred in All other.

Impact to 2008 Financial Results

For the three months ended June 30, 2008, the Company incurred a total of $5.4 million for the 2007 Restructuring Plan as presented below:

(in millions)	2007 Action Restructuring-related Charges (Note 3)	Project Costs	Total
Accelerated depreciation charges/project costs	$1.8	$2.7	$4.5
Employee termination benefit charges/project costs	(1.2)	2.1	0.9
Total restructuring-related charges/project costs	$0.6	$4.8	$5.4

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

For the three months ended June 30, 2008, the Company incurred restructuring and related charges and project costs related to the Company’s 2007 restructuring plan of $1.2 million in PSSD, $0.9 million in ISD and $3.3 million in All other.

For the six months ended June 30, 2008, the Company incurred a total of $18.0 million for the 2007 Restructuring Plan as presented below:

(in millions)	2007 Action Restructuring-related Charges (Note 3)	Project Costs	Total
Accelerated depreciation charges/project costs	$12.1	$4.1	$16.2
Employee termination benefit charges/project costs	(2.4)	4.2	1.8
Total restructuring-related charges/project costs	$9.7	$8.3	$18.0

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

For the six months ended June 30, 2008, the Company incurred restructuring and related charges and project costs related to the Company’s 2007 Restructuring Plan of $1.2 million in PSSD, $2.4 million in ISD and $14.4 million in All other.

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits in connection with the 2007 Restructuring Plan. The liability is included in Accrued liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

(in millions)	Employee Termination Benefits	Contract Termination & Lease Charges	Total
Balance at December 31, 2008	$12.0	$4.2	$16.2
Costs incurred	-	0.3	0.3
Payments & other (1)	(3.8)	(1.7)	(5.5)
Balance at June 30, 2009	$8.2	$2.8	$11.0
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

Impact to 2009 Financial Results

For the three and six months ended June 30, 2009, the Company reversed $0.1 million of previously accrued employee termination benefits.  The reversal is included in Restructuring and related charges on the Consolidated Condensed Statements of Earnings and was incurred in PSSD.

Impact to 2008 Financial Results

The Company incurred no charges related to the 2006 Restructuring Plan in the first or second quarter of 2008.

Liability Rollforward

As of June 30, 2009, the Company had a liability balance of $2.0 million for employee termination benefits and contract termination and lease charges in connection with the 2006 actions. Of the total $2.0 million restructuring liability, $0.8 million is included in Accrued liabilities and $1.2 million is included in Other liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

FINANCIAL CONDITION

Lexmark’s financial position remained strong at June 30, 2009, with working capital of $798 million compared to $805 million at December 31, 2008. The slight change in working capital was the result of offsetting decreases in various line items as discussed in the Operating activities section to follow.

The following table summarizes the results of the Company’s Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30
(Dollars in millions)	2009	2008
Net cash flow provided by (used for):
Operating activities	$(1.7)	$312.8
Investing activities	(130.2)	(186.7)
Financing activities	(6.0)	343.4
Effect of exchange rate changes on cash	0.4	1.4
Net change in cash and cash equivalents	$(137.5)	$470.9

The Company’s primary sources of liquidity have historically been available cash, cash equivalents, marketable securities, and cash generated by operations. Cash from operations alone has generally been sufficient to allow the Company to fund its working capital needs and finance its capital expenditures. However, for the six months ended June 30, 2009, the Company reported cash flow used for operating activities of $1.7 million, a year-to-year (“YTY”) decrease of $314.5 million compared to the six months ended June 30, 2008. Management continues to believe that cash provided by operations and available cash, cash equivalents, and marketable securities will be sufficient to meet operating and capital needs for the next twelve months. However, in the event that cash from operations is not sufficient, the Company has other potential sources of cash through utilization of its accounts receivable financing program, revolving credit facility (expires January 2010) or other financing sources. As of June 30, 2009, the Company held $810 million in cash and current marketable securities.

At June 30, 2009 and December 31, 2008, the Company had senior note debt of $648.8 million and $648.7 million, respectively. The issuance of the senior note debt is included in the Financing activities section to follow.

Operating activities

Recent economic conditions have impacted the Company’s profitability and cash flow as well as contracted its receivables, inventories and accounts payable. The Company believes it is most likely that full year 2009 cash flow from operations will be less than the amount generated for full year 2008.

The $314.5 million decrease in cash flow from operating activities in the first half of 2009 as compared to the first half of 2008 was driven by the following factors.

Net earnings decreased $109.3 million in the first half of 2009 as compared to the first half of 2008. Challenging economic conditions have negatively impacted the Company’s profitability as well as the operating cash flows that are ultimately realized. Additionally, pre-tax restructuring-related charges and project costs increased $23 million for the six months in 2009 compared to 2008 which also had a negative impact on the Company’s profitability.

Reduction in trade receivables was $89.1 million less in the first six months of 2009 compared that of 2008. Trade receivables decreased $101.1 million during the first six months of 2008 and $12.0 million during the first six months of 2009. The year-end trade receivables balance was considerably higher at December 31, 2007 compared to December 31, 2008 and is a significant factor in the Company’s 2008 and 2009 cash flows. Furthermore, the Company was not able to replicate in 2009 the improvement in collections that occurred in 2008, as indicated in the days of sales outstanding measurements included in the section to follow.

The decrease in Accrued liabilities and Other assets and liabilities, collectively, was $77.8 million more in the first six months of 2009 compared to that of 2008. The largest factor behind the unfavorable YTY change was $84.4 million of pension payments made in the first and second quarters of 2009 that resulted from the steep decline in the fair value of pension plan assets in 2008. It is anticipated that the Company will pay an additional $11 million in pension funding over the remainder of 2009. In addition to the pension funding, the Company’s semi-annual bond interest payment of $20 million that occurred during the second quarter of 2009 was approximately $15 million higher than the semi-annual interest payment that was made in the second quarter of 2008, due to the increase in the

Company’s outstanding senior note debt. These factors were partially offset by favorable YTY cash flows related to income taxes. In the second quarter of 2008, the Company made a $21.8 million payment to the IRS in settlement of the 2004-2005 income tax audit. In the second quarter of 2009, the Company received a refund from the IRS in the amount of $19.8 million related to 2008 estimated tax payments.

The reduction in Accounts payable balances was $65 million more in the first six months of 2009 compared to that of 2008. Accounts payable decreased $139.6 million during the first six months of 2009 and $74.8 million during the first six months of 2008. The larger reduction in 2009 was driven by the Company’s actions taken in the second quarter of 2009 to significantly reduce the production of supplies and purchases of printers, which lowered the Company’s purchases during the period. These actions resulted in a lower Accounts payable balance at June 30, 2009. The positive impact of these actions is seen in the change in Inventories.

The reduction in Inventories balances was $26.5 million more in the first six months of 2009 compared to that of 2008. The favorable YTY movements in Inventories partially offset the factors described above. Inventories decreased $63.7 million during the first six months of 2009 and $37.2 million during the first six months of 2008. The larger decrease in 2009 was driven by the Company’s increased focus on inventory management, particularly the actions during the second quarter of 2009 discussed in the preceding paragraph. These actions were taken in response to the challenging economic conditions that negatively impacted the Company in the first quarter of 2009.

Cash conversion days

	Jun-09	Dec-08	Jun-08	Dec-07
Days of sales outstanding	41	36	38	40
Days of inventory	54	51	53	48
Days of payables	60	65	70	66
Cash conversion days	35	22	21	22

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

Other Notable Operating Activities

The outcome of certain European countries’ legislative processes and on-going litigation regarding copyright fees could have a significant impact on cash flows from operating activities. As of June 30, 2009, the Company had accrued total charges of approximately $110 million, including approximately $67 million for pending contingencies. These accruals are included in Accrued liabilities on the Consolidated Condensed Statements of Financial Position. It is anticipated that the Company will make a payment in the amount of approximately $42 million in the third quarter of 2009 in settlement of a portion of the balance provided above. Refer to Part I, Item 1, Note 15 of the Notes to Consolidated Condensed Financial Statements for additional information.

Investing activities

The Company decreased its marketable securities investments by $29.1 million for the six months ended June 30, 2009. The Company increased its marketable securities investments by $93.8 million during the six months ended June 30, 2008. The YTY decrease in these investments was driven by the decrease in cash flow from operations discussed previously. The $56.5 million YTY decrease in the net cash flows used for investing activities was driven by the decrease in marketable securities investments offset partially by $54.3 million YTY increase in capital spending. The Company’s marketable securities and capital spending activities are discussed below.

Marketable securities
The Company’s investments in marketable securities are classified and accounted for as available-for-sale. At June 30, 2009 and December 31, 2008, the Company’s marketable securities portfolio consisted of asset-backed and mortgage-backed securities, corporate debt securities, municipal debt securities, U.S. government and agency debt securities, commercial paper, certificates of deposit, and preferred securities, including approximately $20.3 million and $24.7 million, respectively, of auction rate securities classified as noncurrent assets.

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

The Company assesses its marketable securities for other-than-temporary declines in value in accordance with the new model under FSP FAS 115-2. The Company has disclosed in the Critical Accounting Policies and Estimates portion of Management’s Discussion and Analysis its policy regarding the factors it considers and significant judgments made in applying the new guidance. The net OTTI charge recognized in earnings under the new FSP was $0.8 million for the second quarter of 2009. See Notes 5 and 16 to the Consolidated Condensed Financial Statements for more information regarding OTTI and the Company’s implementation of FSP FAS 115-2.

Specifically regarding the Company’s auction rate securities, Lexmark has recognized OTTI on only one security due to credit events involving the issuer and the insurer. Because of the Company’s liquidity position, it is not more likely than not that the Company will be required to sell the auction rate securities until liquidity in the market or optional issuer redemption occurs.  The Company could also hold the securities to maturity if it chooses. Additionally, if Lexmark required capital, the Company has available liquidity through its accounts receivable program and revolving credit facility (expires January 2010). Given these circumstances, the Company would only have to recognize OTTI on its auction rate securities if the present value of the expected cash flows is less than the amortized cost of the individual security. Since reclassifying to noncurrent assets the securities that did not auction successfully at the end of the first quarter 2008, $40.6 million of auction rate fixed income securities have been either sold or redeemed at par. There have been no realized losses from the sale or redemption of auction rate securities.

Fair value measurement of marketable securities
Recent events have led to an increased focus on fair value accounting, including the practices companies utilize to value financial instruments. The Company uses multiple third parties to provide the fair values of the marketable securities in which Lexmark is invested, though the valuation of its investments is the responsibility of the Company. The Company has performed a reasonable level of due diligence in the way of documenting the pricing methodologies used by the third parties as well as a limited amount of sampling and testing of the valuations. Most of the Company’s securities are valued using a consensus price method, whereby prices from a variety of industry data providers (multiple quotes) are input into a distribution-curve based algorithm to determine daily market values. In the second quarter, pricing inputs for securities were provided and compared to the overall valuation for reasonableness. The Company then took a closer look at the number of pricing inputs received for each security as well as the variability in the pricing data utilized in the overall valuation of each security. For securities in which the number of pricing inputs used was less than expected or there was significant variability in the pricing inputs, the Company tested that the final consensus price was within a reasonable range of fair value through corroboration with other sources of market data. In limited instances, the Company has adjusted the fair values provided by the third party in order to better reflect the risk adjustments that market participants would make for nonperformance and liquidity risks. Level 3 fair value measurements are based on inputs that are unobservable and significant to the overall valuation. The Company’s Level 3 recurring fair value measurements include auction rate securities for which recent auctions were unsuccessful, valued at $20.4 million, as well as certain distressed debt securities and other mortgage-backed securities valued at $1.2 million. Level 3 measurements were roughly 3% of the Company’s total available-for-sale marketable securities portfolio at June 30, 2009. The valuation techniques for the Company’s Level 3 fair value measurements of its marketable securities are discussed in the paragraphs to follow.

In the second quarter of 2009, the Company’s auction rate securities for which recent auctions were unsuccessful were valued using a more refined methodology that weighted the results of both a market comparables approach and a discounted cash flow model. Under the market comparables approach, indications of fair value from the secondary market were used to estimate the discount from par based on trading activity for similar securities. The analysis considered both the implied discounts on bid and ask spreads for auction rate securities reflecting current market conditions as well as mean and median discounts based on historical data provided by closed transactions. Under the discounted cash flow model, expected future cash flows were discounted using a yield that compensates for illiquidity. The economic lives of the securities were based on the characteristics and special features of each auction rate security (municipal, student loans, etc.). The discount rates applied to the expected future cash flows were based on interest rate curves as well as adjustments for credit, illiquidity, and other risk factors. The change in valuation technique and assumptions resulted in a decrease in the fair value of the auction rate security portfolio of $4.3 million in the second quarter. The decrease in fair value of the portfolio was driven by the increase in the discount rate and redemption date assumptions used in the second quarter analysis. The discount rate adjustments for credit, illiquidity, and other risk factors used in the second quarter analysis were 3.5% for student loan auction rate securities, 4% for auction rate preferred securities and a range of 5% to 14.5 % for municipal auction rate securities. The redemption dates used in the second quarter analysis ranged from the fourth quarter of 2021 to the fourth quarter of 2041. In the prior quarter, the Company performed a discounted cash flow analysis on its auction rate security portfolio at March 31, 2009, using current coupon rates, a second quarter 2010 redemption date and a 50 basis point liquidity premium factored into the discount rate. The change in valuation technique and significant assumptions did not result from the first time application of FSP FAS 157-4. Based on the analysis performed by the Company in the second quarter of 2009, the $4.3 million decrease in fair value above is not considered to be an other-than-temporary impairment as there were no new credit losses that resulted from applying the guidance of FSP FAS 115-2 to the auction rate securities.

The Company holds certain debt instruments that it considers distressed due to reasons such as bankruptcy or a significant downgrade in credit rating. These securities are generally valued using non-binding quotes from brokers or other indicative pricing sources. In some instances the Company has determined that the last known transaction price is not determinative of fair value, due to decline in the volume and level of trading activity or an adverse change in the expected cash flows of the underlying collateral. Securities with these characteristics are often valued using non-binding quotes from brokers or other indicative pricing sources as well. The Company made a slight modification in the second quarter of 2009 to the methodology used to value its Lehman Brothers corporate debt securities, which are the Company’s largest distressed debt instruments. The fair value of these securities was estimated by applying a discount to the last known market price. The discount was determined through an analysis of historical daily and intraday trading data for the Lehman Brothers securities and for similar securities. The slight change in methodology had a minimal impact to the valuation.

Refer to Part I, Item 1, Note 2 of the Notes to Consolidated Condensed Financial Statements for additional information regarding FAS 157 Fair Value Measurements. Refer to Part I, Item 1, Note 5 of the Notes to Consolidated Condensed Financial Statements for additional information regarding marketable securities.

Capital expenditures
For the six months ended June 30, 2009 and 2008, the Company spent $146.7 million and $92.4 million, respectively, on capital expenditures. The capital expenditures for 2009 principally related to infrastructure support (including information technology expenditures), and new product development. It is anticipated that total capital expenditures for 2009 will be approximately $225 million and are expected to be funded through cash from operations as well as the Company’s existing cash, cash equivalents, and proceeds from sales of marketable securities.

Other Notable Investing Activities
Other notable investing cash flows for 2009 included the first quarter 2009 acquisition of a wholesale company for $10.7 million, net of cash acquired. The wholesaler was purchased for its current customer base and established presence in Eastern Europe. The acquisition was not a significant business combination. Refer to Part I, Item 1, Note 2 of the Notes to Consolidated Condensed Financial Statements for additional information.

Financing activities

There were minimal financing activities for the six months ended 2009. YTD 2009 net cash outflows of $6.0 million were primarily related to the repayment of short-term debt of the Company’s Brazil subsidiary. The net cash inflows of $343.4 million for the six months ended 2008 were related mostly to the Company’s net increase in senior note debt of $494.5 million offset partially by share repurchases of $158.2 million.

Senior note debt
In the second quarter of 2008, the Company repaid $150.0 million of senior note debt that matured on May 15, 2008.  Subsequently, in the second quarter of 2008, the Company issued $350.0 million of five-year fixed rate senior unsecured notes and $300.0 million of ten-year fixed rate senior unsecured notes. Interest is payable semi-annually at annual interest rates of 5.90% and 6.65% on the five- and ten-year notes, respectively. At June 30, 2009 and December 31, 2008, the Company had senior note debt of $648.8 million and $648.7 million, respectively, net of discount.

Share repurchases
In May 2008, the Company received authorization from the Board of Directors to repurchase an additional $750 million of its Class A Common Stock for a total repurchase authority of $4.65 billion. As of June 30, 2009, there was approximately $0.5 billion of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. For the second quarter and six months ended June 30, 2009, the Company did not repurchase any shares of its Class A Common Stock. As of June 30, 2009, since the inception of the program in April 1996, the Company had repurchased approximately 91.6 million shares for an aggregate cost of approximately $4.2 billion. As of June 30, 2009, the Company had reissued approximately 0.5 million shares of previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million, 16.0 million and 16.0 million shares of treasury stock in 2005, 2006 and 2008, respectively, the net treasury shares held at June 30, 2009 were 15.1 million.

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

In October 2008, commitments to the facility were renewed by one of the two banks, resulting in a decrease in the maximum capital availability from $200 million to $100 million. At June 30, 2009, there were no secured borrowings outstanding under the trade receivables facility.

Revolving credit facility
Effective January 20, 2005, Lexmark entered into a $300 million 5-year senior, unsecured, multi-currency revolving credit facility with a group of banks. Under the credit facility, the Company may borrow in U.S. dollars, euros, British pounds sterling and Japanese yen.

Lexmark’s credit agreement contains usual and customary default provisions, leverage and interest coverage restrictions and certain restrictions on secured and subsidiary debt, disposition of assets, liens and mergers and acquisitions. The $300 million credit facility has a maturity date of January 20, 2010. The Company is currently working on a new revolving credit facility.

At June 30, 2009, there were no amounts outstanding under the revolving credit facility. Due to current credit market conditions, it is unclear as to whether the Company will be able to replace the existing revolving credit facility with similar terms and conditions prior to its expiration on January 20, 2010.

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

Continuation of the worldwide recession and financial market disruption could adversely impact the Company’s revenue, operating income and other financial results.

•
The United States and other countries around the world have been experiencing one of the worst recessions in recent history, including unprecedented financial market disruption, and the severity and duration of these adverse economic conditions remains uncertain.  If these economic conditions continue or deteriorate further, it could adversely affect the Company’s results in future periods.  During an economic downturn, demand for the Company’s products may decrease.  Restrictions on credit globally and foreign currency exchange rate fluctuations in certain countries may impact economic activity and the Company’s results.  Credit risk associated with the Company’s customers, channel partners and the Company’s investment portfolio may also be adversely impacted.  Additionally, although the Company does not anticipate needing additional capital in the near term due to the Company’s strong current financial position, financial market disruption may make it difficult for the Company to raise additional capital, when needed, on acceptable terms or at all. The interest rate environment and general economic conditions could also impact the investment income the Company is able to earn on its investment portfolio.

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

The Company’s inability to replace its revolving credit facility or renew its trade receivables facility could adversely impact the Company’s financial condition.

•
The Company may be unable to replace its revolving credit facility or renew its trade receivables facility based on current or continued weakening of credit market conditions.  If the Company is unable to replace its revolving credit facility or renew its trade receivables facility, the Company’s financial condition could be adversely impacted.  If the Company is able to replace its revolving credit facility and/or renew its trade receivables facility, it may be on terms substantially less favorable than the Company’s current credit facilities.

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

•
The Company has historically used stock options and other forms of share-based payment awards as key components of the total rewards program for employee compensation in order to align employees’ interests with the interests of stockholders, motivate employees, encourage employee retention and provide competitive compensation and benefits packages. As a result of efforts to reduce corporate expenses, the Company has reviewed its compensation strategy and reduced the number of employees receiving share-based awards, reduced the size of the awards and changed the form of awards. Due to this change in compensation strategy, combined with other retirement and benefit plan changes and reductions undertaken to reduce costs, the Company may find it difficult to attract, retain and motivate employees, and any such difficulty could materially adversely affect its operating results.

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

Interest Rates

At June 30, 2009, the fair value of the Company’s senior notes was estimated at $588.1 million using quoted market prices obtained from an independent broker. The carrying value as recorded in the Consolidated Condensed Statements of Financial Position at June 30, 2009 exceeded the fair value of the senior notes by approximately $60.7 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $22.2 million at June 30, 2009.

See the section titled “FINANCIAL CONDITION - Investing activities:” in Item 2 of this report for a discussion of the Company’s auction rate securities portfolio which is incorporated herein by reference.

Foreign Currency Exchange Rates

The Company has employed, from time to time, a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the Company’s functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the Company is exposed include the Euro, the British pound, the Canadian dollar, the Philippine peso and the Australian dollar, as well as other currencies. Exposures may be hedged with foreign currency forward contracts, put options, and call options generally with maturity dates of twelve months or less. The potential gain in fair value at June 30, 2009 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $5.9 million. This gain would be mitigated by corresponding losses on the underlying exposures.

Item 4.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Chief Accounting Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chairman and Chief Executive Officer and Executive Vice President,  Chief Financial Officer and Chief Accounting Officer have concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

As discussed in the Company’s Annual Report on Form 10-K, the Company has a strategy to centralize certain accounting, finance, and order-to-cash functions from various countries to shared service centers. When a function or activity is identified for movement to a shared service center, changes may be made to procedures and internal controls for day-to-day accounting functions and financial reporting. During the quarter ended June 30, 2009, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.                   RISK FACTORS

A description of the risk factors associated with the Company’s business is included under “Factors That May Affect Future Results And Information Concerning Forward-Looking Statements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part I of this report. This description includes any material changes to the risk factors associated with the business previously disclosed in Part I, Item 1A of the Company’s 2008 Annual Report on Form 10-K and such description is incorporated herein by reference.

Item 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the repurchases of the Company’s Class A Common Stock in the quarter ended June 30, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
April 1-30, 2009	-	$ -	-	$ 490.9
May 1 -31, 2009	-	-	-	490.9
June 1-30, 2009	-	-	-	490.9
Total	-	$ -	-

(1)
In May 2008, the Company received authorization from the Board of Directors to repurchase an additional $750 million of its Class A Common Stock for a total repurchase authority of $4.65 billion. As of June 30, 2009, there was approximately $0.5 billion of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During the second quarter of 2009, the Company did not repurchase any shares of its Class A Common Stock. As of June 30, 2009, since the inception of the program in April 1996, the Company had repurchased approximately 91.6 million shares for an aggregate cost of approximately $4.2 billion.

Item 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.                      OTHER INFORMATION

None.

Item 6.                      EXHIBITS

A list of exhibits is set forth in the Exhibit Index found on page 66 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, both on behalf of the registrant and in his capacity as principal accounting officer of the registrant.

Lexmark International, Inc.
(Registrant)

August 3, 2009

/s/ John W. Gamble, Jr.
John W. Gamble, Jr.
Executive V.P., Chief Financial Officer and
Chief Accounting Officer

EXHIBIT INDEX

Exhibits:

10.1	Form of Performance-Based Stock Option Agreement pursuant to the Lexmark International, Inc. Stock Incentive Plan, as Amended and Restated. +

31.1	Certification of Chairman and Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________________

+           Indicates management contract or compensatory plan, contract or arrangement.