Form 10-Q
period 2009-09-30
LEXMARK INTERNATIONAL INC /KY/
filed 2009-11-03
CIK 1001288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2009

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

The registrant had 78,102,426 shares outstanding (excluding shares held in treasury) of Class A Common Stock, par value $0.01 per share, as of the close of business on October 31, 2009.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

		Page of Form 10-Q
	PART I – FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS
	Consolidated Condensed Statements of Earnings
	Three and Nine Months Ended September 30, 2009 and 2008	2
	Consolidated Condensed Statements of Financial Position
	As of September 30, 2009 and December 31, 2008	3
	Consolidated Condensed Statements of Cash Flows
	Nine Months Ended September 30, 2009 and 2008	4
	Notes to Consolidated Condensed Financial Statements	5
Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	38
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	70
Item 4.	CONTROLS AND PROCEDURES	71

	PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	71
Item 1A.	RISK FACTORS	71
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	72
Item 3.	DEFAULTS UPON SENIOR SECURITIES	72
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	72
Item 5.	OTHER INFORMATION	72
Item 6.	EXHIBITS	74

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

PART I – FINANCIAL INFORMATION

Item 1.              FINANCIAL STATEMENTS

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008

Revenue	$958.0	$1,130.7	$2,806.7	$3,444.7
Cost of revenue	645.1	763.0	1,879.6	2,224.3
Gross profit	312.9	367.7	927.1	1,220.4

Research and development	91.7	109.9	282.0	318.3
Selling, general and administrative	160.5	197.1	474.4	617.2
Restructuring and related charges	36.7	6.7	44.4	7.7
Operating expense	288.9	313.7	800.8	943.2
Operating income	24.0	54.0	126.3	277.2

Interest (income) expense, net	4.8	1.5	14.9	(8.9)
Other (income) expense, net	4.3	3.6	4.2	5.1
Net impairment losses on securities	1.6	-	2.4	-
Earnings before income taxes	13.3	48.9	104.8	281.0

Provision for income taxes	3.3	12.3	18.6	58.9
Net earnings	$10.0	$36.6	$86.2	$222.1

Net earnings per share:
Basic	$0.13	$0.42	$1.10	$2.41
Diluted	$0.13	$0.42	$1.10	$2.41

Shares used in per share calculation:
Basic	78.3	86.8	78.2	92.0
Diluted	78.6	87.1	78.5	92.2

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
(In Millions, Except Par Value)
(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$250.5	$279.2
Marketable securities	658.3	694.1
Trade receivables, net of allowances of $30.5 in 2009 and $36.1 in 2008	444.9	427.3
Inventories	342.9	438.3
Prepaid expenses and other current assets	225.9	223.8
Total current assets	1,922.5	2,062.7

Property, plant and equipment, net	911.2	863.2
Marketable securities	21.7	24.7
Other assets	310.1	314.8
Total assets	$3,165.5	$3,265.4

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short term debt	$-	$5.5
Accounts payable	480.6	557.1
Accrued liabilities	636.6	694.9
Total current liabilities	1,117.2	1,257.5

Long-term debt	648.9	648.7
Other liabilities	455.1	547.1
Total liabilities	2,221.2	2,453.3

Contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1.6 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value:
Class A, 900.0 shares authorized; 78.1 and 77.7 outstanding in 2009 and 2008, respectively	0.9	0.9
Class B, 10.0 shares authorized; no shares issued and outstanding	-	-
Capital in excess of par	813.5	803.5
Retained earnings	780.0	692.5
Treasury stock, net; at cost; 15.1 shares in 2009 and 2008	(404.5)	(404.5)
Accumulated other comprehensive loss	(245.6)	(280.3)
Total stockholders' equity	944.3	812.1
Total liabilities and stockholders' equity	$3,165.5	$3,265.4

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Nine Months Ended September 30
	2009	2008
Cash flows from operating activities:
Net earnings	$86.2	$222.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	157.7	151.8
Deferred taxes	(5.9)	(15.1)
Stock-based compensation expense	15.0	25.7
Tax shortfall from employee stock plans	(5.0)	(1.4)
Gain on sale of facilities	-	(1.1)
Other	4.9	4.0
	252.9	386.0
Change in assets and liabilities:
Trade receivables	(15.9)	116.7
Inventories	95.6	17.9
Accounts payable	(76.7)	(64.5)
Accrued liabilities	(51.5)	(4.5)
Other assets and liabilities	(58.8)	(22.0)
Net cash flows provided by operating activities	145.6	429.6

Cash flows from investing activities:
Purchases of property, plant and equipment	(197.5)	(150.7)
Purchases of marketable securities	(571.7)	(618.7)
Proceeds from sales/maturities of marketable securities	611.9	451.9
Purchases of companies net of cash acquired	(10.7)	(1.0)
Proceeds from sale of facilities	-	4.6
Other	(1.7)	0.7
Net cash flows used for investing activities	(169.7)	(313.2)

Cash flows from financing activities:
Repayment of current portion of long term debt	-	(150.0)
Proceeds from issuance of long-term debt, net of issuance costs of $4.1 in 2008	-	644.5
Decrease in short term debt	(6.6)	-
Purchase of treasury stock	-	(432.0)
Proceeds from employee stock plans	-	6.3
Tax windfall from employee stock plans	-	1.0
Other	(0.6)	(24.0)
Net cash flows (used for) provided by financing activities	(7.2)	45.8
Effect of exchange rate changes on cash	2.6	(1.5)
Net change in cash and cash equivalents	(28.7)	160.7
Cash and cash equivalents - beginning of period	279.2	277.0
Cash and cash equivalents - end of period	$250.5	$437.7

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

The Company has performed an evaluation of subsequent events through November 3, 2009, which is the date the financial statements were issued.

2.           FAIR VALUE

General

Effective January 1, 2008 the Company adopted the authoritative guidance for fair value measurements issued by the Financial Accounting Standards Board (“FASB”). This guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP") and expands disclosures about fair value measurements. The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As part of the framework for measuring fair value, the guidance establishes a hierarchy of inputs to valuation techniques used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

The guidance issued by the FASB in April 2009 for determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly was considered in preparation of the September 30, 2009 financial statements. Additional interim disclosures required by this guidance have been included in Note 2 including the disaggregation of tabular fair value disclosures to the major security types used in Note 5 to the Consolidated Condensed Financial Statements. The guidance does not require such disclosures for earlier periods presented for comparative purposes at initial adoption.

In April 2009, the FASB also issued guidance on interim disclosures about fair value of financial instruments. This guidance relates to interim fair value disclosures for any financial instruments that are not reflected on the balance sheet of public companies at fair value. The disclosures required are also included in Note 2.

See Note 16 to the Consolidated Condensed Financial Statements for information regarding the guidance issued by the FASB discussed above.

Fair Value Hierarchy

The three levels of the fair value hierarchy are:

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

Assets and (Liabilities) Measured at Fair Value on a Recurring Basis

Based on
		Quoted prices in	Other observable	Unobservable
	Fair value at	active markets	inputs	inputs
	September 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Available-for-sale marketable securities - ST	$ 658.3	$ 445.2	$ 208.0	$ 5.1
Available-for-sale marketable securities - LT	21.7			21.7
Total	$ 680.0	$ 445.2	$ 208.0	$ 26.8

Liabilities measured at fair value on a recurring basis:
Foreign currency derivatives (1)	0.3	-	0.3	-
Total	$ 0.3	$ -	$ 0.3	$ -
(1) Foreign currency derivative liabilities are included in Accrued liabilities on the Consolidated Condensed Statements of Financial Position.

The fair values of the marketable securities above are disclosed by major security type in the table below.

		Based on
		Quoted prices in	Other observable	Unobservable
	Fair value at	active markets	inputs	inputs
	September 30, 2009	(Level 1)	(Level 2)	(Level 3)

US Gov't and agency debt securities - ST	$ 450.1	$ 445.2	$ 4.9	$ -
Corporate debt securities – ST	152.0	-	151.1	0.9
Asset-backed and mortgage-backed securities - ST	56.2	-	52.0	4.2
Auction rate securities - municipal debt - LT	18.5	-	-	18.5
Auction rate securities - preferred - LT	3.2	-	-	3.2
Total	$ 680.0	$ 445.2	$ 208.0	$ 26.8

Excluded from the 2009 tables above were financial instruments included in Cash and cash equivalents on the Consolidated Condensed Statements of Financial Position. The Company’s policy is to consider all highly liquid investments with an original maturity of three months or less at the Company’s date of purchase to be a cash equivalent. Investments considered cash equivalents, which closely approximate fair value as described in the Company’s policy above, included $131 million of money market funds, $12 million of agency discount notes and $6 million of treasury bills at September 30, 2009.

For purposes of comparison, the following information relates to the third quarter of 2008.

Based on
		Quoted prices in	Other observable	Unobservable
	Fair value at	active markets	inputs	inputs
	September 30, 2008	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Available-for-sale marketable securities - ST	$ 648.6	$ 362.2	$ 280.0	$ 6.4
Available-for-sale marketable securities - LT	26.9	-	-	26.9
Total	$ 675.5	$ 362.2	$ 280.0	$ 33.3

Liabilities measured at fair value on a recurring basis:
Foreign currency derivatives (1)	3.2	-	3.2	-
Total	$ 3.2	$ -	$ 3.2	$ -

(1) Foreign currency derivative liabilities are included in Accrued liabilities on the Consolidated Condensed Statements of Financial Position.

Excluded from the 2008 table above were financial instruments included in Cash and cash equivalents on the Consolidated Condensed Statements of Financial Position. Investments considered cash equivalents, which closely approximate fair value as described in the Company’s policy above, included approximately $231 million of money market funds, $69 million of commercial paper, $46 million of agency debt securities and $20 million of treasury bills at September 30, 2008.

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the quarters ended September 30, 2009 and September 30, 2008:

Available-for-sale marketable securities	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Balance, beginning of period	$ 21.6	$ 31.9	$ 26.1	$ 31.9
FSP FAS 115-2 pre-tax cumulative effect adj - retained earnings	-	-	2.1	-
FSP FAS 115-2 pre-tax cumulative effect adj - AOCI *	-	-	(2.1)	-
Realized and unrealized gains/(losses) included in earnings	(1.5)	(4.7)	(2.2)	(5.1)
Unrealized gains/(losses) included in comprehensive income	3.4	(0.5)	(0.2)	(0.5)
Purchases, issuances, and settlements, net	(0.7)	(4.0)	(1.2)	0.5
Transfers in and/or out of Level 3	4.0	10.6	4.3	6.5
Balance, end of period	$ 26.8	$ 33.3	$ 26.8	$ 33.3

* Accumulated Other Comprehensive Income

See Notes 5 and 16 to the Consolidated Condensed Financial Statements regarding the cumulative effect transition adjustment related to the amended guidance for determining other-than-temporary impairment.

The marketable securities fair value information above is disclosed by major security type in the table below.

Three Months Ended, September 30, 2009	Total Level 3	Corporate debt	AB and MB	ARS - muni debt	ARS - preferred
	securities	securities	securities	securities	securities
Balance, beginning of period	$ 21.6	$ 0.8	$ 0.4	$ 17.3	$ 3.1
FSP FAS 115-2 pre-tax cumulative effect adj - retained earnings	-	-	-	-	-
FSP FAS 115-2 pre-tax cumulative effect adj – AOCI	-	-	-	-	-
Realized and unrealized gains/(losses) included in earnings	(1.5)	(0.8)	-	(0.7)	-
Unrealized gains/(losses) included in comprehensive income	3.4	0.9	0.2	2.2	0.1
Purchases, issuances, and settlements, net	(0.7)	-	(0.4)	(0.3)	-
Transfers in and/or out of Level 3	4.0	-	4.0	-	-
Balance, end of period	$ 26.8	$ 0.9	$ 4.2	$ 18.5	$ 3.2

Nine Months Ended, September 30, 2009	Total Level 3	Corporate debt	AB and MB	ARS - muni debt	ARS - preferred
	securities	securities	securities	securities	securities
Balance, beginning of period	$ 26.1	$ 0.9	$ 0.5	$ 20.8	$ 3.9
FSP FAS 115-2 pre-tax cumulative effect adj - retained earnings	2.1	1.4	-	0.7	-
FSP FAS 115-2 pre-tax cumulative effect adj – AOCI	(2.1)	(1.4)	-	(0.7)	-
Realized and unrealized gains/(losses) included in earnings	(2.2)	(1.2)	(0.3)	(0.7)	-
Unrealized gains/(losses) included in comprehensive income	(0.2)	1.6	0.1	(1.2)	(0.7)
Purchases, issuances, and settlements, net	(1.2)	(0.4)	(0.4)	(0.4)	-
Transfers in and/or out of Level 3	4.3	-	4.3	-	-
Balance, end of period	$ 26.8	$ 0.9	$ 4.2	$ 18.5	$ 3.2

AB = Asset-backed
MB = Mortgage-backed
ARS = Auction rate security

Realized and unrealized losses of $1.5 million during the third quarter of 2009 were made up almost entirely of other-than-temporary impairments, included in Net Impairment Losses on Securities on the Consolidated Condensed Statements of Earnings, related to the Company’s Level 3 assets. These losses were calculated in accordance with the FASB’s amended other-than-temporary impairment guidance (“FASB OTTI guidance”) implemented by the Company in the previous quarter. Of this amount, $0.8 million represents credit losses recognized for Lehman Brothers debt securities and $0.7 million represents credit losses recognized for one of the Company’s municipal auction rate securities, both of which were held by the Company at September 30, 2009. Realized and unrealized losses of $2.2 million year to date 2009 were recognized in the Consolidated Condensed Statements of Earnings related to the Company’s Level 3 assets, nearly all of which related to assets still held at the balance sheet date. Of this amount, $2.0 million was recognized in Net Impairment Losses on Securities in the second and third quarter of 2009 under the new FASB OTTI guidance and $0.2 million was recognized in Other (income) expense, net in the first quarter of 2009 under the prior FASB OTTI guidance. The year to date 2009 total is primarily driven by credit losses related to Lehman Brothers debt securities of approximately $1.2 million that took place in the second and third quarter as well as the $0.7 million third quarter credit loss described above related to one of the Company’s municipal auction rate securities. It should be noted that all of the 2009 charges related to Lehman Brothers and nearly all of the 2009 charge related to the municipal auction rate security are recycled charges that were recognized in 2008 and partially reversed through Retained earnings on April 1, 2009 in the transition adjustment required under the amended FASB OTTI guidance.

Realized and unrealized losses of $4.7 million in the third quarter of 2008 and $5.1 million year to date 2008 were included in Other (income) expense, net on the Consolidated Condensed Statements of Earnings related to Level 3 assets and were attributable to the change in fair value of certain distressed corporate bonds and mortgage-backed securities that were held at September 30, 2008, deemed to be other than temporarily impaired. The quarter and year to date losses were primarily driven by the Lehman Brothers bankruptcy which resulted in a $4.4 million other than temporary impairment charge under previous FASB OTTI guidance.

There were essentially no purchases of Level 3 securities in 2009. The Purchases, issuances, and settlements, net total relate to settlements of various security types. For year to date 2008, the Purchases, issuances, and settlements, net total of $0.5 million was comprised of $28.5 million of auction rate securities purchases in the first quarter offset by settlements of auction rate securities of $24.0 million in the second quarter and $4.0 million in the third quarter.

Nearly all of the Transfers in and/or out of Level 3 for year to date 2009 were transfers in to Level 3 and were driven primarily by the third quarter reclassification of certain asset-backed and mortgage-backed securities. The Company believed that a Level 3 classification was appropriate due to several reasons including a low number of inputs used in the consensus price default methodology and the use of unobservable inputs in certain fair value measurements. Transfers in and/or out of Level 3 of $6.5 million for year to date 2008 were made up primarily of $5.0 million of Lehman Brothers debt securities transferred in to Level 3 due to the use of an indicative pricing source to measure the investments after bankruptcy was indicated in the third quarter as well as $5.6 million of various corporate bonds and mortgage-backed securities for which current pricing was not available at third quarter end due to a decrease in trading activity. These transfers in were offset partially by transfers out of $4.1 million of auction rate securities in the second quarter due to the Company receiving notification that the security would be called at par in the following quarter.

Interest rate swap contracts, which served as a fair value hedge of the Company's senior notes that matured in May 2008, were also considered a Level 3 fair value measurement in the second quarter of 2008. Because the short-cut method was used to record the fair value of the interest rate swaps, the Company believes it is clearer to describe the activity in narrative form rather than to include the change in fair value in the Level 3 rollforward above. The fair values of the interest rate swaps at December 31, 2007 and March 31, 2008 were assets of $0.1 million and $0.3 million, respectively. Final settlement occurred in the second quarter of 2008, resulting in net cash proceeds of $0.8 million. As of September 30, 2009, the Company has not entered into any new interest rate swap contracts.

Valuation Techniques

The Company generally uses a market approach, when practicable, in valuing the following financial instruments. In certain instances, when observable market data is lacking, the Company uses valuation techniques consistent with the income approach whereby future cash flows are converted to a single discounted amount. A discussion of the third quarter changes in valuation techniques and assumptions is included below.

Marketable Securities

The Company evaluates its marketable securities in accordance with FASB guidance on accounting for investments in debt and equity securities, and has determined that all of its investments in marketable securities should be classified as available-for-sale and reported at fair value.  The fair values of the Company's available-for-sale marketable securities are based on quoted market prices or other observable market data, or in some cases, unobservable inputs and assumptions such as discounted cash flow models or indicative pricing sources when observable market data does not exist. The Company used multiple third party service providers to report the fair values of the securities in which Lexmark is invested. In limited instances, the Company has adjusted the fair values provided by a third party service provider in order to better reflect the risk adjustments that market participants would make for nonperformance and liquidity risks.

Level 1 – Marketable Securities
Level 1 fair value measurements are based on quoted market prices in active markets and include U.S. government and agency securities.  These valuations are performed using a consensus price method, whereby prices from a variety of industry data providers are input into a distribution-curve based algorithm to determine daily market values.

Level 2 – Marketable Securities
Level 2 fair value measurements are based on quoted prices in markets that are not active, broker dealer quotations, or other methods by which all significant inputs are observable, either directly or indirectly. Securities utilizing Level 2 inputs are primarily corporate bonds, asset-backed securities and mortgage-backed securities, most of which are valued using the consensus price method described previously. In response to accounting guidance regarding the determination of fair value when the volume and level of activity have significantly decreased and identifying transactions that are not orderly, the Company added additional steps starting in the second quarter of 2009 to its fair value practices described above with respect to the consensus pricing methodology used in the valuation of these securities. The Company has implemented more comprehensive procedures to review the number of pricing inputs received as well as the variability in the pricing data utilized in the overall valuation. For securities in which the number of pricing inputs used is less than expected or there is significant variability in the pricing inputs, the Company has tested that the final consensus price is within a reasonable range of fair value through corroboration with other sources of price data.

During the second quarter and third quarter of 2009, the Company valued certain mortgage-backed and asset-backed securities using a discounted cash flow approach rather than the consensus price method described above. The additional valuation was performed during the Company’s assessment of other-than-temporary impairment under the new model included in the FASB OTTI guidance. Under the discounted cash flow approach, collateral-specific assumptions were developed based on an analysis of the characteristics of each security. These assumptions were then used to project the performance of the instruments. The expected cash flows that resulted from the analysis were then discounted using a rate intended to reflect the uncertainty inherent in the cash flows. In most cases, the Company was able to corroborate the results of the discounted cash flow analysis with the valuations determined under the consensus pricing method within a reasonable range of fair value. The fair values of these securities were maintained as Level 2 within the fair value hierarchy. Refer to Notes 5 and 16 to the Consolidated Condensed Financial Statements for more information regarding the new accounting guidance that became effective in the second quarter of 2009.

Level 2 fair value measurements also include smaller amounts of commercial paper and certificates of deposit which generally have shorter maturities and less frequent market trades.  Such securities are valued via mathematical calculations using observable inputs until such time that market activity reflects an updated price. Of these securities, there were no amounts outstanding at September 30, 2009.

Level 3 – Marketable Securities
Level 3 fair value measurements are based on inputs that are unobservable and significant to the overall valuation. Level 3 fair value measurements at September 30, 2009 include auction rate securities for which recent auctions were unsuccessful, valued at $21.7 million, as well as certain distressed debt securities and other asset-backed and mortgage-backed securities valued at $5.1 million. Level 3 fair value measurements at September 30, 2008 included auction rate securities for which recent auctions were unsuccessful, valued at $26.9 million, certain corporate debt securities and mortgage-backed securities for which stale pricing data was identified valued at $5.5 million and certain distressed debt securities valued at $0.9 million. The valuation techniques for the Company’s level 3 fair value measurements of its marketable securities are discussed in the paragraphs to follow.

Auction Rate Securities

In the third quarter of 2009, the Company’s auction rate securities for which recent auctions were unsuccessful were valued using a discounted cash flow model only, rather than weighting the results of both a market comparables approach and a discounted cash flow model as performed in the second quarter of 2009. In making this change, the Company is placing greater emphasis on the characteristics of the individual securities, including the credit characteristics of the issuer and insurer if applicable, which the Company believes yields a better estimate of fair value for these securities. Significant assumptions include (1) the auction rate market will remain illiquid and auctions will continue to fail causing the interest rate to be the maximum applicable rate and (2) the securities will not be redeemed. These assumptions resulted in discounted cash flow analysis being performed through the legal maturities of these securities, ranging from the year 2032 through 2040, or in the case of the auction rate preferred stock, through the mandatory redemption date of year-end 2021. A liquidity premium of 250 basis points was added to the applicable discount rate of all but one auction rate security. For this security, the fair value was centered around the likelihood of default by the issuer in one to two years and the ability of the insurer to meet its short-term obligation. Overall, the auction rate security portfolio balance increased $1.3 million during the third quarter and was largely due to the mark to market adjustments that resulted from this analysis. The fair value of one particular student loan auction rate security increased $0.9 million and was due entirely to the adjustment in fair value. The increase was largely due to greater recognition of the government guarantee and reinsurance characteristics of the security, the instrument’s position within the capital structure of the issuing authority being of the senior most series bonds, and the selection of a discount rate more in line with comparable student loan auction rate securities having similar features. For comparison purposes, a summary of the second quarter 2009 valuation techniques and assumptions used to measure auction rate securities is provided in the following paragraph.

In the second quarter of 2009, the Company’s auction rate securities for which recent auctions were unsuccessful were valued using a methodology that weighted the results of both a market comparables approach and a discounted cash flow model. Under the market comparables approach, indications of fair value from the secondary market were used to estimate the discount from par based on trading activity for similar securities. The analysis considered both the implied discounts on bid and ask spreads for auction rate securities reflecting current market conditions as well as mean and median discounts based on historical data provided by closed transactions. Under the discounted cash flow model, expected future cash flows were discounted using a yield that compensates for illiquidity. The economic lives of the securities were based on the characteristics and special features of each auction rate security (municipal, student loans, etc.). The discount rates applied to the expected future cash flows were based on interest rate curves as well as adjustments for credit, illiquidity, and other risk factors. The changes in valuation technique and assumptions in the second quarter of 2009, compared to those used in the first quarter of 2009, resulted in a decrease in the fair value of the auction rate security portfolio of $4.3 million in the second quarter. The decrease in fair value of the portfolio was driven by the increase in the discount and redemption date assumptions used in the second quarter analysis. The discount rate adjustments for credit, illiquidity, and other risk factors used in the second quarter analysis were 3.5% for student loan auction rate securities, 4% for auction rate preferred securities and a range of 5% to 14.5 % for municipal auction rate securities. The redemption dates used in the second quarter analysis ranged from the fourth quarter of 2021 to the fourth quarter of 2041.

The second quarter and third quarter changes in valuation techniques and assumptions discussed in the preceding paragraphs did not result from the application of the new fair value guidance that was effective for the Company starting in the second quarter of 2009.

Other Level 3 Debt Securities
The Company holds certain debt instruments that it considers distressed due to reasons such as bankruptcy or a significant downgrade in credit rating. These types of securities are valued in a number of ways including the use of indicative pricing sources or discounted cash flow analysis. In some instances the Company has determined that the last known transaction price is not determinative of fair value, due to decline in the volume and level of trading activity or an adverse change in the expected cash flows of the underlying collateral. Securities with these characteristics are often valued using indicative pricing sources or discounted cash flow analysis as well.

In the third quarter of 2009, the Company changed the methodology used to value its Lehman Brothers corporate debt securities, which are the Company’s largest distressed debt instruments. The fair value was estimated through a more detailed analysis of the bankruptcy proceedings rather than estimating the most appropriate discount to apply to the last known market price as performed in the second quarter of 2009. This change in methodology had a minimal impact to the valuation.

The Company transferred into Level 3 a small number of asset-backed and mortgage-backed securities during the third quarter of 2009 for which consensus prices were flagged for further analysis during the review of the pricing inputs as discussed previously. The estimated fair values of these securities were measured using either a discounted cash flow analysis based on collateral specific assumptions or a price that was considered indicative in nature. The total ending fair value of these securities at September 30, 2009 was $3.8 million.

Derivatives

The Company employs a foreign currency risk management strategy that periodically utilizes derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates.  Fair values for the Company’s derivative financial instruments are based on pricing models or formulas using current market data. Variables used in the calculations include forward points and spot rates at the time of valuation. Because of the very short duration of the Company’s transactional hedges (three months or less) and minimal risk of nonperformance, the settlement price and exit price should approximate one another. At September 30, 2009 and 2008, all of the Company's forward exchange contracts were designated as Level 2 measurements in the fair value hierarchy. Refer to Note 13 to the Consolidated Condensed Financial Statements for more information regarding the Company’s derivatives.

Senior Notes

In the second quarter of 2008, the Company repaid its $150 million of senior note debt that matured on May 15, 2008, and subsequently issued $350 million of five-year fixed rate senior unsecured notes and $300 million of ten-year fixed rate senior unsecured notes. At September 30, 2009, the fair values of the Company's five-year and ten-year notes were estimated to be $347.6 million and $287.4 million, respectively, based on current rates available to the Company for debt with similar characteristics. The $635.0 million total fair value of the debt is not recorded on the Company's Consolidated Condensed Statements of Financial Position and is therefore excluded from the 2009 fair value tables above.  The total carrying value of the senior notes, net of $1.1 million discount, was $648.9 million on the September 30, 2009 Consolidated Condensed Statements of Financial Position.

At September 30, 2008, the fair values of the Company's five-year and ten-year notes were estimated to be $343.7 million and $274.8 million, respectively, using quoted market prices. The $618.5 million total fair value of the debt was not recorded on the Company's Consolidated Condensed Statements of Financial Position and is therefore excluded from the fair value tables above.  The total carrying value of the senior notes, net of $1.3 million discount, was $648.7 million.

Other Financial Instruments

The fair value of cash and cash equivalents, trade receivables, trade payables and short-term debt approximates their carrying values due to the relatively short-term nature of the instruments.

Assets and (Liabilities) Measured at Fair Value on a Nonrecurring Basis Subsequent to Initial Recognition

The Company did not apply fair value measurement guidance to any of its 2008 nonrecurring, nonfinancial fair value measurements as permitted by the FASB. Effective January 1, 2009, the Company began applying the provisions of the fair value measurements guidance to its nonrecurring, nonfinancial measurements including fixed asset impairments, goodwill impairment testing, and asset retirement obligations.

Based on
		Quoted prices in	Other observable	Unobservable	Total gains	Total gains
	Fair value at	active markets	Inputs	inputs	(losses)	(losses)
	Sept. 30, 2009	(Level 1)	(Level 2)	(Level 3)	3rd Qtr 2009	YTD 2009

Private equity investment	$ -	$ -	$ -	$ -	$ (3.0)	$ (3.0)
Long-lived assets held and used	0.5	-	-	0.5	(0.1)	(0.6)
Long-lived assets held for sale (see note below)
					$ (3.1)	$ (3.6)

Private equity investment

The Company purchased preferred shares of a private company for $3 million in the fourth quarter of 2008. In the third quarter of 2009, the Company was notified of a new offering by the investee at a price that was lower than the previous shares sold. A short time later, the Company was notified that the latest stock offering had failed to produce the necessary cash flow to meet the investee’s needs and that the decision had been made to temporarily suspend operations until such time that the necessary capital could be raised. After considering these events, the Company decided that the investment was more than likely other-than-temporarily impaired and should be written down to its estimated fair value through earnings. The Company believes that selling this investment would be difficult and the investment’s exit value, if any, would be difficult to substantiate. Given these conditions and the high risk associated with such an investment, the Company estimated the fair value to be of minimal value or no value at all. The $3 million investment was written off in full to Other (income) expense, net on the Consolidated Condensed Statements of Earnings in the third quarter of 2009.

Long-lived assets held and used

In the second quarter of 2009, the Company wrote down its corporate jet fractional ownership interest to its estimated fair value of $0.6 million based on non-binding price quotes, which resulted in a $0.5 million charge to earnings. The assets, which are located in Property, plant, and equipment, net on the Consolidated Condensed Statements of Financial Position had a carrying value of $1.1 million prior to being written down. In the third quarter of 2009, the Company took an additional impairment charge of $0.1 million in order to true-up a portion of its interest based on updated fair market value data. The carrying value of the Company’s total interest at September 30, 2009 is $0.5 million, which approximates fair value.

Long-lived assets held for sale

Related to the 2008 restructuring plan, one of the Company’s inkjet supplies manufacturing facilities in Mexico was made available for sale in the first quarter of 2009. The asset is included in Property, plant and equipment, net on the Consolidated Condensed Statements of Financial Position at the lower of its carrying amount or fair value less costs to sell in accordance with guidance on accounting for the impairment or disposal of long-lived assets. The carrying value of the building and land available for sale is approximately $5 million. It is estimated that the fair value of the site is approximately $7 million based on an average of the fair values calculated under the income approach and market approach. The income approach was based on a hypothetical leasing arrangement which considered a regional rental market price per square foot assumption as well as a five year customary lease term. The market approach was based on adjusted prices for sales of realty considered comparable to the site. There have been no fair value adjustments recorded in 2009 related to the site made available for sale.

Related to the 2007 restructuring plan, the Company’s Orleans, France facility was made available for sale in the second quarter of 2009. The asset is included in Property, plant and equipment, net on the Consolidated Condensed Statements of Financial Position at the lower of its carrying amount or fair value less costs to sell in accordance with guidance on accounting for the impairment or disposal of long-lived assets. At the completion of the accelerated depreciation, the facility’s carrying value was approximately $7 million upon qualifying as held for sale. The fair value of the site is estimated to be in the range of $7 million to $8 million based on non-binding price quotes from a market participant and considering the highest and best use of the asset for sale.

The following section, though not required, provides additional information regarding fair value measurements.

Business Combinations

In the first quarter of 2009, the Company completed a step acquisition of a wholesaler with an established presence in Eastern Europe and an existing customer base of wholesale distributors. The cash consideration given was approximately $12 million. Though the acquisition was not a significant business combination in terms of the investment made, assets acquired, and income of the acquiree, the Company estimated fair value as required under FASB guidance for business combinations using the valuation techniques described below. The accounting guidance for business combinations requires the acquirer to recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their acquisition date fair values, with limited exceptions. The identifiable assets and liabilities were made up primarily of the customer relationships intangible asset as well as various short-term monetary assets and liabilities. The customer relationships intangible asset was determined using the discounted cash flow method under the income approach. Based on the historical sales trend of the acquiree and the analysis of the market, the Company assumed an annual attrition rate of three percent for the decrease in sales to the existing customer base. The calculated fair value of the customer relationships intangible asset, using a 10 year time frame, was $3.3 million. The remaining identifiable assets and liabilities were primarily cash, accounts receivable and accounts payable whose book values already approximated fair value. In a business combination achieved in stages, the acquisition date fair value of the acquirer’s previously held equity interest in the acquirer is included in the total consideration for purposes of computing goodwill under the acquisition method. The fair value of the Company’s previously held noncontrolling interest in the company was also estimated using the income approach, specifically, the discounted cash flow method. Significant assumptions included a two percent revenue growth rate, based on a combination of market research and internal forecasts, with calculations performed over a five-year time frame plus the terminal year. The Company believes the discount rate applied to both discounted cash flow analyses reflects market participant assumptions based on the risk of the asset and the company acquired.

3.           RESTRUCTURING AND RELATED CHARGES

October 2009 Restructuring Plan

General

As part of Lexmark’s ongoing plans to improve the efficiency and effectiveness of all of our operations, the Company announced additional restructuring actions (the “October 2009 Restructuring Plan”) on October 20, 2009.  The Company continues its focus on refining its selling and service organization, reducing its general and administrative expenses, consolidating its cartridge manufacturing capacity, and enhancing the efficiency of its supply chain infrastructure. The actions taken will reduce cost and expense across the organization, with a focus in manufacturing and supply chain, service delivery overhead, marketing and sales support, corporate overhead and development positions as well as reducing cost through consolidation of facilities in supply chain and cartridge manufacturing.  The Company expects these actions to be principally completed by the end of the first quarter of 2011.

The October 2009 Restructuring Plan is expected to impact about 825 positions worldwide and should result in total pre-tax charges of approximately $80.0 million with approximately $53.0 million to be incurred in 2009, and $27.0 million in 2010 – 2011.  The company expects the total cash cost of this plan to be approximately $65.0 million.

The Company expects to incur total charges related to the October 2009 Restructuring Plan of approximately $58.0 million in PSSD, approximately $9.0 million in ISD and approximately $13.0 million in All other.

Impact to 2009 Financial Results

For the three and nine months ended September 30, 2009, the Company incurred charges of $32.5 million for the October 2009 Restructuring Plan as follows:

Employee termination benefit charges	$ 32.5
Total restructuring-related charges	$ 32.5

Employee termination benefit charges for the October 2009 Restructuring Plan and all of the following plans were accrued in accordance with FASB guidance on employers’ accounting for postemployment benefits and guidance on accounting for costs associated with exit or disposal activities, as appropriate.  Employee termination benefit charges include severance, medical and other benefits and are included in Restructuring and related charges on the Consolidated Condensed Statements of Earnings.

For the three and nine months ended September 30, 2009, the Company incurred restructuring-related charges of $25.1 million in PSSD, $3.8 million in ISD and $3.6 million in All other.

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits in connection with the October 2009 Restructuring Plan.  The liability is included in Accrued liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

Employee Termination Benefits
Balance at December 31, 2008	$ -
Costs incurred	32.5
Balance at September 30, 2009	$ 32.5

April 2009 Restructuring Plan

General

As part of Lexmark’s ongoing plan to consolidate manufacturing capacity and reduce costs and expenses worldwide, the Company announced on April 21, 2009 the planned closure of its inkjet cartridge manufacturing facility in Juarez, Mexico by the end of the first quarter of 2010 as well as the continued restructuring of its worldwide workforce (the “April 2009 Restructuring Plan”).  The April 2009 Restructuring Plan is expected to impact about 360 positions worldwide, with approximately 270 coming from the closure of the facility in Juarez, Mexico.  The Company expects the April 2009 Restructuring Plan will result in pre-tax charges of approximately $45.1 million with cash costs estimated at $10.0 million.  The Company expects the April 2009 Restructuring Plan to be substantially completed by the end of the first quarter of 2010.

Impact to 2009 Financial Results

For the three and nine months ended September 30, 2009, the Company incurred charges of $9.8 million and $34.5 million, respectively, for the April 2009 Restructuring Plan as follows:

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	2009	2009
Accelerated depreciation charges	$9.7	$29.4
Employee termination benefit charges	0.1	5.1
Total restructuring-related charges	$9.8	$34.5

Accelerated depreciation charges for the April 2009 Restructuring Plan and all of the following plans were determined in accordance with FASB guidance on accounting for the impairment or disposal of long-lived assets.  For the three and nine months ended September 30, 2009, accelerated depreciation charges are included in Cost of Revenue, and employee termination benefit charges are included in Restructuring and related charges on the Consolidated Condensed Statements of Earnings.

For the three months ended September 30, 2009, the Company incurred restructuring-related charges of $9.7 million in ISD and $0.1 million in All other.

For the nine months ended September 30, 2009, the Company incurred restructuring-related charges of $2.3 million in PSSD, $31.7 million in ISD and $0.5 million in All other.

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits in connection with the April 2009 Restructuring Plan. The liability is included in Accrued liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

Employee Termination Benefits
Balance at December 31, 2008	$-
Costs incurred	5.3
Payments & Other (1)	(0.9)
Reversals	(0.2)
Balance at September 30, 2009	$4.2
(1) Other consists of changes in the liability balance due to foreign currency translations.

2009 Restructuring Plan

General

In response to global economic weakening, the Company announced the “2009 Restructuring Plan” on January 13, 2009.  The 2009 Restructuring Plan is expected to impact about 375 positions through the end of 2009. The areas impacted include general and administrative functions, supply chain and sales support, research and development program consolidation, as well as marketing and sales management. The Company estimates the 2009 Restructuring Plan will result in total pre-tax charges of approximately $32 million, the majority of which will require cash. The Company expects the 2009 Restructuring Plan to be substantially completed by the end of 2009.

Impact to 2009 Financial Results

For the three and nine months ended September 30, 2009, the Company incurred charges of $5.0 million and $7.5 million, respectively, for the 2009 Restructuring Plan as follows:

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	2009	2009
Accelerated depreciation charges	$0.4	$0.3
Employee termination benefit charges	4.6	7.2
Total restructuring-related charges	$5.0	$7.5

For the three and nine months ended September 30, 2009, the accelerated depreciation charges are included in Cost of revenue, and employee termination benefit charges are included in Restructuring and related charges on the Consolidated Condensed Statements of Earnings.

For the three months ended September 30, 2009, the Company incurred restructuring-related charges of $2.4 million in PSSD, $0.3 million in ISD and $2.3 million in All other.

For the nine months ended September 30, 2009, the Company incurred restructuring-related charges of $4.1 million in PSSD, $0.5 million in ISD and $2.9 million in All other.

Including the $20.2 million of charges incurred in the fourth quarter of 2008 because the charges were probable and estimable for the 2008 year-end reporting period, the Company has incurred $27.7 million of total charges for the 2009 Restructuring Plan.

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits in connection with the 2009 Restructuring Plan. The liability is included in Accrued liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

Employee Termination Benefits
Balance at December 31, 2008	$20.2
Costs incurred	7.6
Payments & Other (1)	(13.1)
Reversals	(0.9)
Balance at September 30, 2009	$13.8
(1) Other consists of changes in the liability balance due to foreign currency translations.

2008 Restructuring Plan

General

To enhance the efficiency of the Company’s inkjet cartridge manufacturing operations, the Company announced the 2008 Restructuring Plan on July 22, 2008 that resulted in the closure of one of the Company’s inkjet supplies manufacturing facilities in Mexico.  The 2008 Restructuring Plan was substantially completed by the end of the first quarter of 2009.

Impact to 2009 Financial Results

For the three and nine months ended September 30, 2009 the Company reversed $1.0 million of previously accrued accelerated depreciation costs that were incorrectly recorded. The reversal was incurred in the Company’s ISD segment and is included in Cost of revenue on the Consolidated Condensed Statements of Earnings.

Impact to 2008 Financial Results

For the three and nine months ended September 30, 2008, the Company incurred $9.5 million and $12.9 million, respectively, for the 2008 Restructuring Plan as follows:

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	2008	2008
Accelerated depreciation charges	$9.5	$9.5
Employee termination benefit charges	-	3.4
Total restructuring-related charges	$9.5	$12.9

For the three and nine months ended September 30, 2008, the accelerated depreciation charges are included in Cost of revenue, and employee termination benefit charges are included in Restructuring and related charges on the Consolidated Condensed Statements of Earnings.  All charges were incurred in the Company’s ISD segment.

Liability Rollforward

As of September 30, 2009, the Company had no remaining liability balance for employee termination benefits in connection with the 2008 Restructuring Plan.

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

The 2007 Restructuring Plan was substantially completed by the end of the first quarter of 2009 and any remaining charges to be incurred will be immaterial.

Impact to 2009 Financial Results

For the three and nine months ended September 30, 2009, the Company incurred charges (reversals) of $(1.3) million and $1.4 million, respectively, for the 2007 Restructuring Plan as follows:

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	2009	2009
Accelerated depreciation charges	$(0.8)	$1.7
Employee termination benefit charges	(0.5)	(0.6)
Contract termination and lease charges	-	0.3
Total restructuring-related charges	$(1.3)	$1.4

For the three and nine months ended September 30, 2009, the Company incurred accelerated depreciation charges of $(0.8) million and $1.6 million, respectively, in Cost of revenue, and zero and $0.1 million, respectively, in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.  The $(0.8) million amount represents a reversal of previously accrued accelerated depreciation costs that were incorrectly recorded.

Employee termination benefit charges are included in Restructuring and related charges on the Consolidated Condensed Statements of Earnings.

Contract termination and lease charges were accrued in accordance with FASB guidance on accounting for costs associated with exit or disposal activities and are included in Restructuring and related charges on the Consolidated Condensed Statements of Earnings.

For the three months ended September 30, 2009, the Company incurred restructuring and related charges (reversals) of $(0.5) million in PSSD and $(0.8) million in ISD.

For the nine months ended September 30, 2009, the Company incurred restructuring and related charges (reversals) of $(0.6) million in PSSD, $(0.8) million in ISD and $2.8 million in All other.

Impact to 2008 Financial Results

For the three and nine months ended September 30, 2008, the Company incurred charges of $9.4 and $19.1 million, respectively, for the 2007 Restructuring Plan as follows:

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	2008	2008
Accelerated depreciation charges	$1.5	$13.6
Employee termination benefit charges	3.0	0.6
Contract termination and lease charges	4.9	4.9
Total restructuring-related charges	$9.4	$19.1

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

For the three months ended September 30, 2008, the Company incurred restructuring and related charges (reversals) of $2.0 million in PSSD, $(0.1) million in ISD, and $7.5 million in All other.

For the nine months ended September 30, 2008, the Company incurred restructuring and related charges of $2.4 million in PSSD, $0.4 million in ISD and $16.3 million in All other.

Liability Rollforward

The following table presents a rollforward of the liability incurred for employee termination benefits and contract termination and lease charges in connection with the 2007 Restructuring Plan.  The liability is included in Accrued liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

	Employee Termination Benefits	Contract Termination & Lease Charges	Total
Balance at December 31, 2008	$12.0	$4.2	$16.2
Costs incurred	-	0.3	0.3
Payments & other (1)	(6.7)	(2.6)	(9.3)
Reversals	(0.5)	-	(0.5)
Balance at September 30, 2009	$4.8	$1.9	$6.7
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

Impact to 2009 Financial Results

For the nine months ended September 30, 2009, the Company reversed $0.1 million of previously accrued employee termination benefits.  The reversal is included in Restructuring and related charges on the Consolidated Condensed Statements of Earnings and was incurred in PSSD.

Impact to 2008 Financial Results

In the third quarter of 2008, the Company reversed $1.2 million of previously accrued employee termination benefits.  The reversal is included in Restructuring and related charges on the Company’s Consolidated Condensed Statements of Earnings.

Liability Rollforward

As of September 30, 2009, the Company had a liability balance of $1.9 million for employee termination benefits and contract termination and lease charges in connection with the 2006 actions. Of the total $1.9 million restructuring liability, $0.7 million is included in Accrued liabilities and $1.2 million is included in Other liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

General

As noted in the review of the 2008 and 2007 restructuring plans, the Company reversed in the third quarter of 2009 a combined $1.8 million of previously accrued accelerated depreciation costs that were incorrectly recorded. The

Company does not believe this adjustment is material to its Consolidated Condensed Financial Statements for the three or nine months ended September 30, 2009 or to any prior years’ Consolidated Financial Statements.

4.           STOCK-BASED COMPENSATION

The Company has various stock incentive plans to encourage employees and nonemployee directors to remain with the Company and to more closely align their interests with those of the Company’s stockholders. As of September 30, 2009, awards under the programs consisted of stock options, restricted stock units (“RSUs”) and deferred stock units (“DSUs”). The Company generally grants its annual stock-based awards in the first quarter of the year.

In the first quarter of 2009, the annual awards granted were comprised entirely of RSUs, the recipients of which were made up of select senior managers and key employees. Of the 2009 RSU awards, 499,590 RSUs were awarded containing a service condition only, vesting 34% at year 2, 33% at year 3, and 33% at year 4. A certain number of senior managers of the Company were also granted additional RSU awards having a performance condition, which could range from 78,339 RSUs to 235,014 RSUs depending on the level of achievement. The performance measure selected to indicate the level of achievement is return on net assets excluding cash and marketable securities. The performance period will end on December 31, 2009 with earned RSUs vesting 34% at year 2, 33% at year 3, and 33% at year 4. The cost of the RSUs is generally determined to be the fair market value of the shares at the date of grant. Based on the Company’s third quarter assessment, total expense over the life of the 2009 annual awards will be $11 million, assuming the minimum level of achievement for performance-based RSUs, without considering the potential impact of forfeitures. As a comparison, the total pre-forfeiture expense over the life of the 2008 annual awards will be approximately $19 million. The decrease in expense is due to both a lower number of awards and generally lower award values.

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

For the first quarter and second quarter awards containing performance conditions, the Company must assess the probable level of achievement on a quarterly basis for expense recognition purposes in accordance with FASB guidance on share-based payments. The expense attribution method for the performance-based awards is the graded vesting method as opposed to the straight line method of attribution typically used for the Company’s service-based awards. The Company has and will continue to apply the accounting guidance on earnings per share related to contingently issuable shares in order to determine the number of performance-based awards, if any, to be included in the computation of diluted earnings per share. Refer to Note 11 to the Consolidated Condensed Financial Statements for additional information regarding performance-based awards and diluted earnings per share.

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

5.           MARKETABLE SECURITIES

The Company evaluates its marketable securities in accordance with authoritative guidance on accounting for investments in debt and equity securities, and has determined that all of its investments in marketable securities should be classified as available-for-sale and reported at fair value, with unrealized gains and losses recorded in Accumulated other comprehensive loss.  At September 30, 2009, the Company’s marketable securities portfolio consisted of asset-backed and mortgage-backed securities, corporate debt securities, preferred and municipal debt securities, U.S. government and agency debt securities, and auction rate securities. The fair values of the Company’s available-for-sale marketable securities are based on quoted market prices or other observable market data, discount cash flow analyses, or in some cases, the Company’s amortized cost which approximates fair value.

As of September 30, 2009, the Company’s available-for-sale Marketable securities had gross unrealized gains and losses of $4.6 million and $5.5 million, respectively, and consisted of the following:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Auction rate securities - municipal debt	$20.9	$-	$(2.4)	$18.5
Corporate debt securities	151.0	1.4	(0.4)	152.0
U.S. gov't and agency debt securities	466.2	1.7	(0.1)	467.8
Asset-backed and mortgage-backed securities	56.5	1.5	(1.8)	56.2
Total debt securities	694.6	4.6	(4.7)	694.5
Auction rate securities - preferred	4.0	-	(0.8)	3.2
Total security investments	698.6	4.6	(5.5)	697.7
Cash equivalents	(17.7)	-	-	(17.7)
Total marketable securities	$680.9	$4.6	$(5.5)	$680.0

At December 31, 2008, the Company’s available-for-sale Marketable securities had gross unrealized gains and losses of $6.5 million and $8.2 million, respectively, with an estimated fair value of $718.8 million.

Although contractual maturities of the Company’s investment in debt securities may be greater than one year, the majority of investments are classified as Current assets in the Consolidated Condensed Statements of Financial Position due to the Company’s expected holding period of less than one year.  Auction rate securities of $21.7 million are classified in noncurrent assets due to the fact that the securities have experienced unsuccessful auctions and that poor debt market conditions have reduced the likelihood that the securities will successfully auction within the next 12 months. The contractual maturities of the Company’s available-for-sale marketable securities noted above are shown below.  Expected maturities may differ from contractual maturities for certain securities that allow for call or prepayment provisions.

	September 30, 2009		December 31, 2008
(in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in less than one year	$371.3	$372.4	$464.0	$466.0
Due in 1-5 years	253.2	254.9	187.4	188.6
Due after 5 years	74.1	70.4	105.1	100.2
Total available-for-sale marketable securities	$698.6	$697.7	$756.5	$754.8

For the nine months ended September 30, 2009, proceeds from the sales and maturities of the Company’s available-for-sale marketable securities were $143.2 million and $468.7 million, respectively.  For the nine months ended September 30, 2008, proceeds from the sales and maturities of the Company’s available-for-sale marketable securities were $192.0 million and $259.9 million, respectively.

For the three and nine months ended September 30, 2009, the Company recognized $1.5 million and $2.4 million, respectively, in net losses on its marketable securities; of which $0.1 million and zero, respectively, were net realized gains included in Other (income) expense, net on the Consolidated Condensed Statements of Earnings; and $1.6 million and $2.4 million, respectively, were recognized as other-than-temporary impairment due to credit related losses and are included in Net impairment losses on securities on the Consolidated Condensed Statements of Earnings.  For the nine months ended September 30, 2009, total realized losses include $0.2 million recognized in earnings as other-than-temporary impairment in the first quarter of 2009.  The $0.2 million loss is included in Other (income) expense, net on the Consolidated Condensed Statements of Earnings as the Company did not adopt the provisions of the amended FASB guidance on recognition and presentation of other-than-temporary impairments until April 1, 2009 as permitted by the guidance. See discussion further below on the Company’s adoption of this guidance.

For the three and nine months ended September 30, 2008, the Company recognized $4.5 million and $5.6 million, respectively, in net realized losses on its marketable securities; of which $4.7 million and $5.1 million, respectively, was related to other-than-temporary impairment charges.  The Company uses the specific identification method when accounting for the costs of its available-for-sale marketable securities sold.

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

On April 1, 2009, the Company adopted the amended FASB guidance on the recognition and presentation of other-than-temporary impairments, which requires that credit related other-than-temporary impairment on debt securities be recognized in earnings while noncredit related other-than-temporary impairment of debt securities not expected to be sold be recognized in other comprehensive income.

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

For the three and nine months ended September 30, 2009, the following table provides a summary of the total other-than-temporary impairment losses incurred, the portion recognized in Accumulated other comprehensive loss for the noncredit portion of other-than-temporary impairment, and the net credit losses recognized in Net impairment losses on securities on the Consolidated Condensed Statements of Earnings:

	Three Months Ended	Nine Months Ended
(in millions)	September 30, 2009	September 30, 2009
Total other-than-temporary impairment losses on securities	$1.0	$3.9
Portion of loss recognized in other comprehensive income (before tax)	0.6	(1.5)
Net impairment losses on securities	$1.6	$2.4

For the three months ended September 30, 2009, the Company identified $1.0 million as total other-than-temporary impairment losses related to its marketable securities portfolio. For those existing other-than-temporarily impaired securities with subsequent credit losses, a charge to income is recognized for the increased credit loss, and only those for which the current period’s fair value is lower than the prior period’s fair value incur additional total other-than–temporary impairment losses, measured as the difference between the security’s current and prior period fair values. For those existing other-than-temporarily impaired securities in which an additional credit loss has occurred but the current period’s fair value is greater than the prior period’s fair value, a charge to income is recognized for the increased credit loss, and is offset by a corresponding reduction in the previous noncredit portion recognized in other comprehensive income.  For the three months ended September 30, 2009, the Company identified $1.6 million as additional credit related losses for new and existing other-than-temporarily impaired securities. The noncredit related portion of other-than-temporary impairment for these securities is $0.6 million and represents the net change to the previous noncredit portion recognized in other comprehensive income.  The $1.6 million credit loss is recognized in Net impairment losses on securities on the Consolidated Condensed Statements of Earnings and is made up of $0.1 million for other-than-temporary impairment related to asset-backed and mortgage-backed securities, $0.8 million for other-than-temporary impairment related to certain distressed corporate debt securities, and $0.7 million for other-than-temporary impairment related to certain auction rate securities.  As of September 30, 2009, the Company has recognized a cumulative, pre-tax valuation allowance of $0.9 million included in Accumulated other comprehensive loss representing a temporary impairment of the overall portfolio.

The table below presents a cumulative rollforward of the credit losses recognized in earnings for other-than-temporary impairments of debt securities not intended or required to be sold:

(in millions)
Balance, July 1, 2009	$0.8
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	0.8
Credit losses on debt securities for which other-than-temporary impairment was previously recognized	0.8
Balance, September 30, 2009	$2.4

Asset-backed and mortgage-backed securities

Credit losses for the asset-backed and mortgage-backed securities were derived by examining the most significant drivers affecting loan performance such as original loan-to-value ratio, underlying property location and current loan status.  These drivers were further divided in order to separate the underlying collateral into distinct groups based on loan performance characteristics in order to apply different assumptions to each group.  For instance, higher default curves were applied to higher risk categories such as collateral that exhibits higher loan-to-value ratios, those loans originated in high risk states where home appreciation has suffered the most severe correction, and those loans which exhibit longer delinquency rates.  Based on these characteristics, collateral-specific assumptions were applied to build a model to project future cash flows expected to be collected.  These cash flows were then discounted at the current yield used to accrete the beneficial interest, which approximates the effective interest rate implicit in the bond at the date of acquisition for those securities purchased at par.

Corporate debt securities

Credit losses for the Company’s corporate debt securities are due to its holdings in certain Lehman Brothers medium term notes.  Lehman Brothers Holdings Inc. filed a petition for bankruptcy in September of 2008 seeking relief under chapter 11 of the United States Bankruptcy Code.  In order to determine the cash flows expected to be collected the Company considered certain drivers that centered on determining the value of the underlying assets, the likelihood of residual proceeds after all amounts owed are settled with creditors, and the timeframe in which this may occur.  Based on the subjective nature of these inputs, the Company elected to write down its holdings in these notes to their fair values thus realizing in earnings the full difference between fair value and net book value as a credit loss.  Any unrealized losses on the Company’s remaining corporate debt securities are attributable to market illiquidity and interest rate effects and are not due to credit quality.  Because the Company does not intend to sell and will not be required to sell the securities before recovery of their net book values, which may be at maturity, the Company does not consider the remainder of its corporate debt portfolio to be other-than-temporarily impaired at September 30, 2009.

Auction rate securities

The Company’s valuation process for its auction rate security portfolio began with a credit analysis of each instrument. Under this method, the security is analyzed for factors impacting its future cash flows, such as the underlying collateral, credit ratings, credit insurance or other guarantees, and the level of seniority of the specific tranche of the security.   The discount rate used to determine the present value of cash flows expected to be collected is based on those outlined in the authoritative guidance on creditors’ accounting for impairment of a loan.  In this method, the interest rate used for amortizing the security is used to derive the present value (with no adjustment to the discount rate for increases in credit risk or other risk factors) and the present value will generally be significantly different from par only if estimated cash flows are significantly different from contractual cash flows.  Based on the analysis, the estimated future cash flows are equal to contractual cash flows for all but one auction rate security for which the amount related to credit loss has been written down through earnings in this quarter.  The Company has the intent to hold the remaining securities until liquidity in the market or optional issuer redemption occurs, and it is not more likely than not that the Company will be required to sell these securities before anticipated recovery.  Additionally, if Lexmark required capital, the Company has available liquidity through its accounts receivable program and revolving credit facility.

U.S. Treasury and Government Agency securities

The unrealized losses on the Company’s investments in U.S. Treasury and U.S. government agency securities were the result of interest rate effects. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their net book values, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2009.

The following table provides information, at September 30, 2009, about the Company’s marketable securities with gross unrealized losses for which no other-than-temporary impairment has been incurred, and the length of time that individual securities have been in a continuous unrealized loss position.  The net unrealized loss of $4.3 million, pre-tax, is recognized in accumulated other comprehensive income:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Loss	Value	Loss	Value	Loss
Auction rate securities	$-	$-	$19.6	$(3.2)	$19.6	$(3.2)
Corporate debt securities	27.2	(0.2)	8.8	(0.1)	36.0	(0.3)
Asset-backed and mortgage-backed securities	3.0	(0.1)	5.8	(0.6)	8.8	(0.7)
Government and Agency	103.8	(0.1)	-	-	103.8	(0.1)
Total	$134.0	$(0.4)	$34.2	$(3.9)	$168.2	$(4.3)

The following table provides information, at September 30, 2009, about the Company’s marketable securities with gross unrealized losses for which other-than-temporary impairment has been incurred, and the length of time that individual securities have been in a continuous unrealized loss position.  The net unrealized loss of $1.2 million, pre-tax, is recognized in accumulated other comprehensive income:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Loss	Value	Loss	Value	Loss
Corporate debt securities	$-	$-	$0.9	$(0.1)	$0.9	$(0.1)
Asset-backed and mortgage-backed securities	-	-	7.1	(1.1)	7.1	(1.1)
Total	$-	$-	$8.0	$(1.2)	$8.0	$(1.2)

As of November 3, 2009, the Company does not believe that it has a material risk in its current portfolio of investments that would impact its financial condition or liquidity.

6.           INVENTORIES

Inventories consist of the following:

	September 30, 2009	December 31, 2008
Work in process	$80.2	$102.4
Finished goods	262.7	335.9
Inventories	$342.9	$438.3

7.           AGGREGATE WARRANTY LIABILITY

Changes in the Company’s warranty liability for standard warranties and deferred revenue for extended warranties are presented in the tables below:

Warranty Liability:
	2009	2008
Balance at January 1	$50.9	$62.3
Accruals for warranties issued	65.5	75.3
Accruals related to pre-existing warranties (including changes in estimates)	(2.3)	0.4
Settlements made (in cash or in kind)	(68.7)	(86.5)
Balance at September 30	$45.4	$51.5

Deferred service revenue:
	2009	2008
Balance at January 1	$203.7	$188.9
Revenue deferred for new extended warranty contracts	57.9	71.3
Revenue recognized	(67.5)	(57.8)
Balance at September 30	$194.1	$202.4
Current portion	83.5	80.2
Non-current portion	110.6	122.2
Balance at September 30	$194.1	$202.4

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

8.           INCOME TAXES

The Provision for income taxes for the three months ended September 30, 2009 was an expense of $3.3 million or an effective tax rate of 25.0%, compared to an expense of $12.3 million or an effective tax rate of 25.2% for the three months ended September 30, 2008.

The Provision for income taxes for the nine months ended September 30, 2009 was an expense of $18.6 million, or an effective tax rate of 17.8%. The Company’s tax expense was $58.9 million, or an effective tax rate of 21.0%, for the same period in 2008. For that period the Company reduced tax expense by $12 million, primarily due to settling various tax audits and due to the recognition of a previously unrecognized tax benefit related to a tax position taken in a prior period.  The difference in these rates is due principally to a shift in the expected geographic distribution of earnings for 2009.

9.           STOCKHOLDERS’ EQUITY

In May 2008, the Company received authorization from the Board of Directors to repurchase an additional $750 million of its Class A Common Stock for a total repurchase authority of $4.65 billion. As of September 30, 2009, there was approximately $0.5 billion of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. For the third quarter and nine months ended September 30, 2009, the Company did not repurchase any shares of its Class A Common Stock. As of September 30, 2009, since the inception of the program in April 1996, the Company had repurchased approximately 91.6 million shares for an aggregate cost of approximately $4.2 billion. As of September 30, 2009, the Company had reissued approximately 0.5 million shares of previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million, 16.0 million and 16.0 million shares of treasury stock in 2005, 2006 and 2008, respectively, the net treasury shares held at September 30, 2009 were 15.1 million.

10.           OTHER COMPREHENSIVE EARNINGS (LOSS)

Comprehensive earnings (loss), net of taxes, consist of the following:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Net earnings	$10.0	$36.6	$86.2	$222.1
Other comprehensive earnings (loss):
Foreign currency translation adjustment	11.2	(35.1)	29.4	(23.0)
Pension or other postretirement benefits	1.8	2.1	3.9	3.8
Net unrealized gain (loss) on marketable securities - OTTI	1.3	-	0.7	-
Net unrealized gain (loss) on marketable securities	1.6	(2.3)	2.4	(3.4)
Comprehensive earnings	$25.9	$1.3	$122.6	$199.5

Accumulated other comprehensive (loss) earnings consist of the following:

	Foreign Currency Translation Adjustment	Pension or Other Postretirement Benefits	Net Unrealized Gain (Loss) on Marketable Securities - OTTI	Net Unrealized Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive (Loss) Earnings
Balance at December 31, 2008	$(33.8)	$(245.2)	$-	$(1.3)	$(280.3)
Change	(13.7)	2.1	-	0.7	(10.9)
Balance at March 31, 2009	$(47.5)	$(243.1)	$-	$(0.6)	$(291.2)
Change	31.9	-	(0.6)	0.1	31.4
Adoption of FSP FAS 115-2	-	-	(1.7)	-	(1.7)
Balance at June 30, 2009	$(15.6)	$(243.1)	$(2.3)	$(0.5)	$(261.5)
Change	11.2	1.8	1.3	1.6	15.9
Balance at September 30, 2009	$(4.4)	$(241.3)	$(1.0)	$1.1	$(245.6)

11.           EARNINGS PER SHARE (“EPS”)

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Numerator:
Net earnings	$10.0	$36.6	$86.2	$222.1
Denominator:
Weighted average shares used to compute basic EPS	78.3	86.8	78.2	92.0
Effect of dilutive securities -
Employee stock plans	0.3	0.3	0.3	0.2
Weighted average shares used to compute diluted EPS	78.6	87.1	78.5	92.2

Basic net EPS	$0.13	$0.42	$1.10	$2.41
Diluted net EPS	$0.13	$0.42	$1.10	$2.41

Restricted stock units and stock options totaling an additional 9.3 million and 10.5 million shares of Class A Common Stock for the three and nine months ended September 30, 2009 and 2008, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

In addition to the 9.3 million antidilutive shares for the three and nine months ended September 30, 2009 mentioned above, unvested restricted stock units with a performance condition and performance-based stock options that were granted in the first and second quarters of 2009, respectively, were also excluded from the computation of diluted earnings per share. According to FASB guidance on earnings per share, contingently issuable shares are excluded from the computation of diluted EPS if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. If the performance conditions of both awards were to become satisfied based on actual financial results and the performance awards would have a dilutive impact on EPS, the performance awards included in the diluted EPS calculation would be in the range of 0.6 million to 0.8 million shares depending on the level of achievement. Refer to Note 4 to the Consolidated Condensed Financial Statements for additional information regarding the restricted stock awards with a performance condition and the performance-based stock options.

Effective first quarter of 2009, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents shall be considered participating securities and included in the calculation of earnings per share pursuant to the two-class method in accordance with accounting guidance for determining whether instruments granted in share-based payment transactions are participating securities. There was no impact to the Company’s EPS because the terms of its share-based payment awards do not contain nonforfeitable rights to dividends or dividend equivalents.

12.           EMPLOYEE PENSION AND POSTRETIREMENT PLANS

The components of the net periodic benefit cost for both the pension and postretirement plans for the three month and nine month periods ended September 30, 2009 and 2008 were as follows:

Pension Benefits:	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Service cost	$0.7	$0.8	$2.1	$2.5
Interest cost	10.9	11.4	32.5	34.0
Expected return on plan assets	(12.3)	(12.6)	(36.7)	(37.8)
Amortization of net loss	3.8	2.8	11.3	8.5
Curtailment or special termination losses	0.2	-	2.4	1.0
Net periodic benefit cost	$3.3	$2.4	$11.6	$8.2

The Company currently expects to contribute approximately $91 million to its pension and other postretirement plans in 2009. As of September 30, 2009, $88.9 million of contributions have been made.

Other Postretirement Benefits:	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Service cost	$0.3	$0.4	$0.9	$1.1
Interest cost	0.7	0.7	2.0	2.0
Amortization of prior service (benefit) cost	(0.9)	(1.0)	(2.8)	(2.9)
Amortization of net loss	-	0.1	-	0.4
Curtailment or special termination (gains)	(0.2)	-	(0.2)	-
Net periodic benefit cost	$(0.1)	$0.2	$(0.1)	$0.6

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

Lexmark uses fair value hedges to reduce the potentially adverse effects that market volatility may have on its operating results.  Fair value hedges are hedges of recognized assets or liabilities. Lexmark enters into forward exchange contracts to hedge accounts receivable, accounts payable and other monetary assets and liabilities. The forward contracts used in this program generally mature in three months or less, consistent with the underlying asset and liability. Foreign exchange forward contracts may be used as fair value hedges in situations where derivative instruments expose earnings to further changes in exchange rates. Although the Company has historically used interest rate swaps to convert fixed rate financing activities to variable rates, there were no interest rate swaps outstanding as of September 30, 2009.

Net outstanding notional amount of derivative activity as of September 30, 2009 was $40.7 million.  This activity was driven by fair value hedges of recognized assets and liabilities primarily denominated in the Euro, Swiss Franc and South African Rand.

Long (Short) Positions by Currency	September 30, 2009
EUR	$(66.6)
CHF	20.8
ZAR	15.1
Other Net	(10.0)
Total	$(40.7)

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

As of September 30, 2009 and December 31, 2008, the Company had the following net derivative liabilities recorded at fair value in Accrued liabilities on the Consolidated Condensed Statements of Financial Position:

Foreign Exchange Contracts	September 30, 2009	December 31, 2008
Gross liability position	$(0.3)	$(2.7)
Gross asset position	-	1.2
Net liability position	$(0.3)	$(1.5)

The Company had the following (gains) and losses related to derivative instruments qualifying and designated as hedging instruments in fair value hedges and related hedged items recorded in Cost of Revenue on the Consolidated Condensed Statements of Earnings:

	Three Months Ended September 30		Nine Months Ended September 30
Fair Value Hedging Relationships	2009	2008	2009	2008
Foreign Exchange Contracts	$(2.4)	$10.5	$1.5	$16.3
Underlying	1.1	(7.3)	(1.5)	(7.3)
Total	$(1.3)	$3.2	$-	$9.0

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

The following table includes information about the Company’s reportable segments:

(in millions)	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Revenue:
PSSD	$654.4	$759.6	$1,876.9	$2,263.8
ISD	303.6	371.1	929.8	1,180.9
Total revenue	$958.0	$1,130.7	$2,806.7	$3,444.7

Operating income (loss):
PSSD	$69.8	$124.4	$244.4	$423.9
ISD	20.7	16.5	82.6	118.3
All other	(66.5)	(86.9)	(200.7)	(265.0)
Total operating income (loss)	$24.0	$54.0	$126.3	$277.2

Operating income (loss) noted above for the three months ended September 30, 2009 includes restructuring and related charges of $27.0 million in PSSD, $12.0 million in ISD and $6.0 million in All other.  Operating income (loss) noted above for the nine months ended September 30, 2009 includes restructuring and related charges of $30.8 million in PSSD, $34.2 million in ISD and $9.8 million in All other.

Operating income (loss) noted above for the three months ended September 30, 2008, includes restructuring and related charges of $2.0 million in PSSD, $9.4 million in ISD and $6.3 million in All other.  Operating income (loss)

noted above for the nine months ended September 30, 2008, includes restructuring and related charges of $2.4 million in PSSD, $13.3 million in ISD and $15.1 million in All other.

15.           CONTINGENCIES

In accordance with FASB guidance on accounting for contingencies, Lexmark records a provision for a loss contingency when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes it has adequate provisions for any such matters.

Legal proceedings

On December 30, 2002 (“02 action”) and March 16, 2004 (“04 action”), the Company filed claims against Static Control Components, Inc. (“SCC”) in the U.S. District Court for the Eastern District of Kentucky (the “District Court”) alleging violation of the Company’s intellectual property and state law rights. Similar claims in a separate action were filed by the Company in the District Court against David Abraham and Clarity Imaging Technologies, Inc. (“Clarity”) on October 8, 2004. SCC and Clarity have filed counterclaims against the Company in the District Court alleging that the Company engaged in anti-competitive and monopolistic conduct and unfair and deceptive trade practices in violation of the Sherman Act, the Lanham Act and state laws. SCC has stated in its legal documents that it is seeking approximately $17.8 million to $19.5 million in damages for the Company’s alleged anticompetitive conduct and approximately $1 billion for Lexmark’s alleged violation of the Lanham Act. Clarity has not stated a damage dollar amount. SCC and Clarity are seeking treble damages, attorney fees, costs and injunctive relief. On September 28, 2006, the District Court dismissed the counterclaims filed by SCC alleging that the Company engaged in anti-competitive and monopolistic conduct and unfair and deceptive trade practices in violation of the Sherman Act, the Lanham Act and state laws. On October 13, 2006, SCC filed a Motion for Reconsideration of the District Court’s Order dismissing SCC’s claims, or in the alternative, to amend its pleadings, which the District Court denied on June 1, 2007. On October 13, 2006, the District Court issued an order to stay the action brought against David Abraham and Clarity until a final judgment or settlement are entered into in the consolidated 02 and 04 actions. On June 20, 2007, the District Court Judge ruled that SCC directly infringed one of Lexmark’s patents-in-suit. On June 22, 2007, the jury returned a verdict that SCC did not induce infringement of Lexmark’s patents-in-suit. As to SCC’s defense that the Company has committed patent misuse, in an advisory, non-binding capacity, the jury did find some Company conduct constituted misuse. In the jury’s advisory, non-binding findings, the jury also found that the relevant market was the cartridge market rather than the printer market and that the Company had unreasonably restrained competition in that market. On October 3, 2008, the District Court Judge issued a memorandum opinion denying various motions made by the Company that sought to reverse the jury’s finding that SCC did not induce infringement of Lexmark’s patents-in-suit. The District Court Judge did, however, grant the Company’s motion that SCC’s equitable defenses, including patent misuse, were moot. As a result, the jury’s advisory findings on misuse, including the jury’s finding that the relevant market was the cartridge market rather than the printer market and that the Company had unreasonably restrained competition in that market, were not adopted by the District Court.  On March 31, 2009, the District Court granted SCC’s Motion for Reconsideration of an earlier Order that had found the Company’s terms used on certain supply items that provide for an up-front discount in exchange for an agreement to use the supply item only once were supported by patent law.  The District Court Judge ruled that after the U.S. Supreme Court’s most recent statement of the law regarding patent exhaustion the Company may not invoke patent law to enforce these terms but state contract law may still be invoked.  A final judgment for the 02 action and the 04 action was entered by the District Court on October 16, 2009. Notice of Appeal has been filed with the U.S. Court of Appeals for the Sixth Circuit.

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

Copyright fees

Certain countries (primarily in Europe) and/or collecting societies representing copyright owners’ interests have taken action to impose fees on devices (such as scanners, printers and multifunction devices) alleging the copyright owners are entitled to compensation because these devices enable reproducing copyrighted content. Other countries are also considering imposing fees on certain devices. The amount of fees, if imposed, would depend on the number of products sold and the amounts of the fee on each product, which will vary by product and by country. The Company has accrued amounts that it believes are adequate to address the risks related to the copyright fee issues currently pending. The financial impact on the Company, which will depend in large part upon the outcome of local legislative processes, the Company’s and other industry participants’ outcome in contesting the fees and the Company’s ability to mitigate that impact by increasing prices, which ability will depend upon competitive market conditions, remains uncertain. As of September 30, 2009, the Company has accrued a total of approximately $70 million for pending copyright fee charges, including litigation proceedings, local legislative initiatives and/or negotiations with the parties involved.

As of September 30, 2009, approximately $59 million of the $70 million accrued for the pending copyright fee issues was related to single function printer devices sold in Germany prior to December 31, 2007. On December 6, 2007, the Bundesgerichtshof (the “German Federal Supreme Court”) issued a judgment in litigation brought by VerwertungsGesellschaft Wort (“VG Wort”), a collection society representing certain copyright holders, against Hewlett-Packard Company (“HP”), finding that single function printer devices sold in Germany prior to December 31, 2007 were not subject to the law authorizing the German copyright fee levy (German Federal Supreme Court, file reference I ZR 94/05). The Company and VG Wort entered into an agreement pursuant to which both VG Wort and the Company agreed to be bound by the outcome of the VG Wort/HP litigation. VG Wort filed a claim with the German Federal Constitutional Court (Bundesverfassungsgericht, the “Constitutional Court”) challenging the decision of the German Federal Supreme Court. The Company believes the amount accrued represents its best estimate of the copyright fee issues currently pending.

An agreement was reached in the first quarter of 2009 with the collecting societies in which the Company participated regarding the copyright fees to be levied on all-in-one and multifunctional devices (“AIO/MFDs”) sold in Germany after December 31, 2001 through December 31, 2007. As part of this settlement, the Company paid the collection societies $42.6 million in July 2009. This matter is now closed. For current sales of AIO/MFDs and single function printer devices in Germany, the Company, other industry participants and the collecting societies have agreed upon an applicable levy rate for the aforementioned devices and the Company has agreed to collect and pay such levies as appropriate.

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

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). This FSP amends FAS 157, Fair Value Measurements (“FAS 157”) and supersedes FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP FAS 157-3”). According to the FSP, an entity should consider several factors to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity for the asset or liability including price quotations not based on current information, few number of recent transactions, and price quotations varying substantially among market makers to name a few. If an entity concludes, based on the weight of the evidence, there has been a significant decrease in volume and level of activity then transactions or quoted prices may not be determinative of fair value, thus requiring further analysis to determine whether the prices are based on orderly transactions. The FSP lists several factors to consider in making this assessment as well, including the existence of a usual and customary marketing period,  the seller being in or near bankruptcy or forced to sell to meet regulatory or legal requirements, and the transaction price appearing as an outlier when compared with other recent transactions.  Based on the available evidence, an entity must determine whether or not a transaction is orderly. The weight placed on a transaction price when estimating fair value is based on this determination as well as the sufficiency of information available to make the determination. The FSP reaffirms the need to use judgment when determining if a price is determinative of fair value, considering all facts and circumstances including the nature of a quote (binding offer or an indicative price), whether or not the price includes an appropriate risk premium that a market participant would demand, and considering the use of a different valuation technique or multiple valuation techniques. In addition to the accounting guidance, the FSP also amends FAS 157 disclosure requirements to require in interim periods the disclosure of the inputs and valuation techniques used to measure fair value and any changes in inputs and techniques during the period. The FSP also requires that the disclosures of FAS 157 be presented for debt and equity securities by major security type, based on the nature and risks of the security. FSP FAS 157-4 was first effective for the Company’s second quarter 2009 financial statements and was applied prospectively. The FSP has not had a significant impact on the valuation of the Company’s assets or liabilities. Refer to Note 2 to the Consolidated Condensed Financial Statements for a discussion of the Company’s valuation techniques as well as additional measures taken with respect to prices in response to the FSP.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). This FSP relates to fair value disclosures for any financial instruments that are not reflected on the balance sheet of public companies at fair value. The FSP requires that for interim reporting periods, a company must (1) disclose the fair value of all financial instruments for which it is practicable to estimate that value, (2) present the fair value together with the related carrying amount reported on the balance sheet, and (3) describe the methods and significant assumptions used to estimate fair value and any changes in the methods and significant assumptions during the period. The FSP was first effective for the Company’s second quarter 2009 interim reporting period. The disclosures required by the FSP are included in Note 2 to the Consolidated Condensed Financial Statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). This FSP amends the existing guidance regarding the recognition of other-than-temporary impairment (“OTTI”) for debt securities. If the fair value of a debt security is less than its amortized cost basis, an entity must assess whether the impairment is other than temporary. If an entity intends to sell or it is more likely than not the entity will be required to sell the debt security before its anticipated recovery of its amortized cost basis, an other-than temporary impairment shall be considered to have occurred and the entire difference between the amortized cost basis and the fair value must be recognized in earnings. If the entity does not expect to sell the debt security, but the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss is deemed to exist and OTTI shall be considered to have occurred. However, in this case, the OTTI is separated into two components, the amount representing the credit loss which is recognized in earnings and the amount related to all other factors which is now recognized in other comprehensive income under the new guidance. In either case, for debt securities in which OTTI was recognized in earnings, the difference between the new amortized cost basis (previous amortized cost basis less OTTI recognized in earnings) and the cash flows expected to be collected shall be accreted in accordance with existing guidance as interest income in subsequent periods. The FSP also changes the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities. In periods in which OTTI is determined, the total OTTI shall be presented in the statement of earnings as well as the offset for the amount that was recognized in other comprehensive income under the new FSP. Amounts recognized in accumulated other comprehensive income for which a portion of an OTTI has been recognized in earnings must also be presented separately. The FSP also expands interim and annual disclosure requirements for debt and equity securities including but not limited to the methodology and significant inputs used to measure the credit loss portion of OTTI as well as a tabular rollforward of the amount of credit losses recognized in earnings. The FSP became effective for the Company’s new and existing investments as of April 1, 2009.  The Company recognized a favorable $2.1 million cumulative effect adjustment to the opening balance of retained earnings and a corresponding adjustment to accumulated other comprehensive income, before consideration of tax effects, related to the initial application of the FSP to its debt securities held by the Company at April 1, 2009 for which OTTI had been previously recognized. This adjustment was calculated by comparing the present value of the cash flows expected to be collected to the amortized cost bases of the debt securities at the transition date. Under the new guidance, the Company has recognized in earnings net impairment losses of $0.8 million and $1.6 million in the second quarter and third quarter, respectively. See Note 5 to the Consolidated Condensed Financial Statements for further details.

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

In May 2009, the FASB issued FAS No. 165, Subsequent Events (“FAS 165”). FAS 165 provides accounting guidance and disclosure requirements for events that occur after the balance sheet date but before financial statements are issued or available to be issued. Prior to issuing this standard, the accounting requirements for subsequent events were found in auditing standards rather than the authoritative literature issued by the FASB. FAS 165 is based on the same principles as those that exist in the auditing standards and is not expected to change current accounting practices. The standard should be applied to the accounting for and disclosure of subsequent events not addressed in other GAAP. FAS 165 requires that the effects of all subsequent events that provide additional evidence about conditions that existed at the balance sheet date be recognized in the financial statements. However, an entity shall not recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet.  For nonrecognized subsequent events, the nature of the event and an estimate of the financial effects, or statement that such an estimate cannot be made, should be disclosed if necessary to keep the financial statements from being misleading. FAS 165 also requires that an entity disclose the date through which subsequent events have been evaluated and whether such date is the date the financial statements were issued or the date the financial statements were available to be issued. Lexmark, being a public company, evaluates subsequent events through the date its financial statements are issued. FAS 165 was first effective for the Company’s second quarter financial statements. Note 1 to the Consolidated Condensed Financial Statements provides the date through which subsequent events were evaluated.

In June 2009, the FASB issued FAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162  (“FAS 168”). FAS 168 establishes the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative GAAP recognized by the FASB with the exception of guidance provided by the SEC for public companies. All guidance contained in the ASC carries an equal level of authority. On the effective date of the standard, all nongrandfathered, non-SEC accounting guidance not included in the Codification is deemed nonauthoritative with the temporary exception of a few recently issued standards not integrated into the ASC at the time the standard was issued. Under the new accounting principles framework, if guidance for a transaction or event is not specified within a source of authoritative GAAP, the Company must first consider accounting principles for similar transactions or events within a source of authoritative GAAP and then consider nonauthoritative guidance from other sources. Though the ASC is not intended to change existing GAAP, any effect of applying the standard will be accounted for as a change in accounting principle or correction of an error depending on the facts and circumstances. FAS 168 is effective for the Company’s third quarter financial statements. All references to legacy accounting standards have been removed from the third quarter 10-Q and the Company has adopted a plain English approach to disclosures regarding accounting guidance. The Company expects no other changes to its financial statements as the result of applying this standard. Changes to the ASC, representing new or amended accounting and disclosure guidance, will be communicated in the form of an Accounting Standards Update (“ASU”). Although ASUs will update the ASC, they are not considered authoritative in their own right.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value (“ASU 2009-05”). ASU 2009-05 reaffirms that the fair value measurement of a liability is based on the assumption that the liability is transferred in an orderly transaction to a market participant and continues to exist rather than settled with the counterparty. It also reaffirms that the measurement include nonperformance risk and that such risk does not change after the transfer of the liability. ASU 2009-05 provides guidance on how to measure liabilities at fair value. When a quoted price in an active market for the identical liability is not available, a Level 1 measurement, an entity must consider other technique(s). If the quoted price of an identical liability when traded as an asset in an active market is available, and no adjustment is needed, this is also considered a Level 1 measurement. In the absence of a Level 1 measurement, an entity must use one or more of the following: the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, and/or another valuation technique such as a technique based upon the amount an entity would pay to transfer the identical liability in an orderly transaction or a technique based on the amount an entity would receive to enter into an identical liability. An entity should not make a separate adjustment for restrictions on the transfer of a liability when measuring the liability’s fair value. This restriction is implicit in nearly all liabilities and is considered to be understood by issuer and creditor. However, quoted prices should be adjusted for any factors specific to the asset that are not applicable to the fair value measurement of the liability, such as the quoted price of an asset relates to a similar but not identical liability or the quoted price of an asset includes the effect of a third-party guarantee. The method or technique used to measure fair value must maximize the use of relevant observable inputs and should reflect the assumptions that market participants would use in the principal or most advantageous market in accordance with existing fair value guidance. The guidance will be effective for the Company in the fourth quarter of 2009. A change in valuation technique and related inputs that result from initially applying the guidance must be disclosed and quantified if practicable. Such changes will be accounted for as a change in accounting estimate. The Company is in the process of evaluating the new guidance, but does not anticipate any material changes to its statement of earnings or its statement of financial position.

In September 2009, the FASB issue ASU No. 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2009-12”). ASU 2009-12 applies to investments that both (1) do not have readily determinable fair values and (2) are made to entities having all of the attributes of an investment company specified under current U.S. GAAP or made to entities in which it is industry practice for the investee to issue financial statements in a manner consistent with US GAAP for investment companies. ASU 2009-12 provides guidance on the fair value measurement of these investments. The ASU permits a reporting entity, as a practical expedient, to estimate the fair value of the investment using the net asset value per share provided it is calculated in a manner consistent with U.S. GAAP for investment companies at the reporting entity’s measurement date. If net asset value per share is not calculated in such a manner, the reporting entity must consider whether an adjustment to the most recent net asset value per share is necessary in order to estimate net asset value in a manner consistent with U.S. GAAP as of the reporting entity’s measurement date. The decision to use net asset value per share to estimate fair value of the investment should be made on an investment-by-investment basis and must be applied to the entity’s entire position in a particular investment unless it is probable at the measurement date that the entity will sell a portion of the investment at an amount different from net asset value per share. A reporting entity is not allowed to use the practical expedient if it is probable that the entity will sell the investment for an amount that is different from net asset value per share. The ASU also provides guidance regarding the classification of investments measured at net asset value per share within the fair value hierarchy. Although this classification requires judgment, consideration should be given to the entity’s current ability to redeem the investment at net asset value per share or the length of time until the investment will become redeemable at net asset value per share when selecting between Level 2 and Level 3. ASU 2009-12 also contains disclosure requirements for investments within scope that have been measured at fair value during the period even if the practical expedient was not applied. The reporting entity must disclose information for each major category of investment that enables the reader to understand the nature and risks of the investments and whether it is probable that the investments will be sold at amounts different from net asset per share. The guidance will be effective for the Company in the fourth quarter of 2009. A change in valuation technique and related inputs that result from initially applying the guidance must be disclosed and quantified if practicable. Such changes will be accounted for as a change in accounting estimate. The Company is in the process of evaluating whether the valuation of certain pension plan assets in the fourth quarter of 2009 will be affected by the guidance. However, the Company does not believe that the new guidance will have a significant impact to the overall valuation of its pension plan assets.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 contains amendments to the ASC that address how to determine whether a multiple-deliverable arrangement contains more than one unit of accounting and how to measure and allocate arrangement consideration to the separate units of accounting in the arrangement. The ASU does not provide revenue recognition guidance for a given unit of accounting. ASU 2009-13 removes the requirement that there be objective and reliable evidence of fair value of the undelivered item(s) in order to recognize the delivered item(s) as separate unit(s) of accounting. Under the amended guidance, the delivered item(s) will be considered separate units of accounting if both the delivered item(s) have value to the customer on a standalone basis and delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the vendor when the arrangement includes a general right of return relative to the delivered item. ASU 2009-13 eliminates the use of the residual method when measuring and allocating arrangement consideration to separate units of accounting. Under the amended guidance, arrangement consideration will be allocated at the inception of the arrangement to all deliverables on the basis of their relative selling price. When applying this method, an entity must adhere to the selling price hierarchy; that is, the selling price used for each deliverable will be based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if vendor-specific objective evidence is not available, or estimated selling price if neither VSOE nor TPE is available. The vendor’s best estimate of selling price is the price at which the vendor would transact if the deliverable were sold by the vendor regularly on a standalone basis and should take into consideration market conditions and entity-specific factors. ASU 2009-13 also expands ongoing disclosure requirements for multiple-deliverable arrangements. The disclosure objective is to provide both qualitative and quantitative information about a vendor’s revenue arrangements, significant judgments made in applying the guidance, and changes in judgment or application of the guidance that may significantly affect the timing or amount of revenue recognition. The new guidance under the ASU must be applied either on a prospective basis to revenue arrangements entered into or materially modified in the year 2011 or on a retroactive basis. Earlier application is allowed under the transition guidance of the ASU; however, if an entity decides to elect earlier application and the period of adoption is not the first reporting period in the entity’s fiscal year, the new guidance must be applied retrospectively from the beginning of the entity’s fiscal year accompanied by certain required disclosures of previously reported interim periods in the fiscal year of adoption. The reporting entity will also be required to provide transition disclosures in the year of adoption that enable the reader to understand the effect of the change in accounting principle. The required disclosures depend on whether the guidance is adopted on a prospective basis or through retrospective application.

In October 2009, the FASB issued ASU No. 2009-14, Software (Topic 985) Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”). ASU 2009-14 contains amendments to the ASC that change the accounting model for revenue arrangements that include both tangible products and software elements. Specifically, the ASU modifies the scope of existing software revenue guidance such that tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are no longer in scope. The amendments also require that hardware components of a tangible product containing software components always be excluded from software revenue guidance. Furthermore, if the software contained on the tangible product is essential to the tangible product’s functionality, the software is excluded from software revenue guidance as well. This exclusion would include undelivered elements that relate to the software that is essential to the tangible product’s functionality. The ASU provides various factors to consider when determining whether the software and nonsoftware components function together to deliver the product’s essential functionality. These changes would remove the requirement to have VSOE of selling price of the undelivered elements sold with a software-enabled tangible product and could likely increase the ability to separately account for the sale of these products from the undelivered elements in an arrangement. ASU 2009-14 also provides guidance on how to allocate consideration when an arrangement includes deliverables that are within the scope of software revenue guidance (“software deliverables”) and deliverables that are not (“nonsoftware deliverables”). The consideration must be allocated to the software deliverables as a group and the nonsoftware deliverables as a group based on the relative selling price method described in ASU 2009-13. The consideration allocated to these groups would be subject to further separation and allocation based on the applicable guidance for the deliverables. Furthermore, if an undelivered element relates to both a deliverable within the scope of the software revenue guidance and deliverable not in scope of the software revenue guidance, the undelivered element must be bifurcated into a software deliverable and a nonsoftware deliverable. Multiple-element arrangements that include deliverables within the scope of software revenue guidance and deliverables not within the scope of software revenue guidance must provide the ongoing disclosures required in ASU 2009-13. An entity must adopt the amendments in ASU 2009-14 in the same period and using the same transition method that it uses to adopt the amendments included in ASU 2009-13.

The Company is in the process of assessing the impact of ASU 2009-13 and ASU 2009-14. The Company enters into various types of multiple-element arrangements and, in some cases, may use the residual method to allocate arrangement consideration. The elimination of the residual method and required use of the relative selling price method will result in the Company allocating any discount over all of the deliverables rather than recognizing the entire discount up front with the delivered items. However, the significance of this change has not been assessed nor has the adoption and transition method been determined at this time.

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

•
The Printing Solutions and Services Division primarily sells laser products and primarily serves business customers. Laser products can be divided into two major categories — shared workgroup products and lower-priced desktop products. Lexmark employs large-account sales and marketing teams, closely supported by its development and product marketing teams, to generate demand for its business printing solutions and services. The sales and marketing teams primarily focus on industries such as financial services, retail, manufacturing, education, government and health care. Lexmark also markets its laser and inkjet products through small and medium business (“SMB”) teams who work closely with channel partners. The Company distributes and fulfills its laser products primarily through its well-established distributor and reseller network. Lexmark’s products are also sold through solution providers, which offer custom solutions to specific markets, and through direct response resellers.

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

In September 2006, the FASB issued guidance for fair value measurements. This guidance defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The standard defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As part of the framework for measuring fair value, this guidance establishes a hierarchy of inputs to valuation techniques used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

The three levels of the fair value hierarchy are:

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

In February 2008, the FASB issued guidance that deferred the effective date of the guidance on fair value measurements to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. As permitted by this guidance, the Company only partially applied the provisions of the fair value measurement guidance during 2008. Effective January 1, 2009, the Company began applying the valuation concepts of the fair value measurements guidance to its nonrecurring, nonfinancial fair value measurements, including the maximization of observable inputs as well as the consideration of market participant assumptions such as highest and best use of an asset. These measurements are most often based on inputs or assumptions that are less observable in the market, thus requiring more judgment on the part of the Company in estimating fair value. Such measurements are generally classified as Level 3 within the fair value hierarchy.

In April 2009, the FASB issued guidance for determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. Based on the available evidence, an entity should determine if there has been a significant decrease in the volume and level of activity as well as assess whether or not a transaction is orderly. The weight placed on a transaction price when estimating fair value is based on these determinations as well as the sufficiency of information available to make the determinations. The guidance reaffirms the need to use judgment when determining if a price is determinative of fair value, considering all facts and circumstances including the nature of a quote (binding offer or an indicative price), whether or not the price includes an appropriate risk premium that a market participant would demand, and considering the use of a different valuation technique or multiple valuation techniques. See Note 16 to the Consolidated Condensed Financial Statements in Item 1 for details regarding this guidance. In response to the guidance, the Company has added additional steps, starting in the second quarter of 2009, to its fair value practices described above with respect to the consensus pricing methodology used in the valuation of most of the securities in which it has invested. The Company has implemented more comprehensive procedures to review the number of pricing inputs received as well as the variability in the pricing data utilized in the overall valuation. For securities in which the number of pricing inputs used is less than expected or there is significant variability in the pricing inputs, the Company has tested that the final consensus price is within a reasonable range of fair value through corroboration with other sources of price data. See Note 2 to the Consolidated Condensed Financial Statements in Item 1 for more information regarding the Company’s fair value measurements.

Other-Than-Temporary Impairment – Marketable Securities

The Company records its investments in marketable securities at fair value through accumulated other comprehensive earnings using the valuation practices discussed in the previous section. Once these investments have been marked to market, the Company must assess whether or not its individual unrealized loss positions contain other-than-temporary impairment (“OTTI”). If an unrealized position is deemed OTTI, then the unrealized loss, or a portion thereof, must be recognized in earnings. The Company’s portfolio is made up almost entirely of debt securities for which OTTI must be recognized in accordance with the FASB OTTI guidance effective in the second quarter of 2009. The model in this guidance requires that an entity recognize OTTI in earnings for the entire unrealized loss position if the entity intends to sell or it is more likely than not the entity will be required to sell the debt security before its anticipated recovery of its amortized cost basis. If the entity does not expect to sell the debt security, but the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss is deemed to exist and OTTI shall be considered to have occurred. However, in this case, the OTTI is separated into two components, the amount representing the credit loss which is recognized in earnings and the amount related to all other factors which is recognized in other comprehensive income under the new guidance. See Note 16 to the Consolidated Condensed Financial Statements in Item 1 for more details regarding this guidance. The Company’s policy considers various factors in making these two assessments.

In determining whether it is more likely than not that the Company will be required to sell impaired securities before recovery of net book or carrying values, the Company considers various factors that include:

•	The Company’s current cash flow projections,
•	Other sources of funds available to the Company such as borrowing lines,
•	The value of the security relative to the Company’s overall cash position,
•	The length of time remaining until the security matures, and
•	The potential that the security will need to be sold to raise capital.

If the Company determines that it does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security, the Company assesses whether it expects to recover the net book or carrying value of the security.  The Company makes this assessment based on quantitative and qualitative factors of impaired securities that include a time period analysis on unrealized loss to net book value ratio; severity analysis on unrealized loss to net book value ratio; credit analysis of the security’s issuer based on rating downgrades; and other qualitative factors that may include some or all of the following criteria:

•	The regulatory and economic environment.

•	The sector, industry and geography in which the issuer operates.
•	Forecasts about the issuer’s financial performance and near-term prospects, such as earnings trends and analysts’ or industry specialists’ forecasts.
•	Failure of the issuer to make scheduled interest or principal payments.
•	Material recoveries or declines in fair value subsequent to the balance sheet date.

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

Summary

Management believes that other than the adoption of the fair value measurements guidance for its nonrecurring, nonfinancial fair value measurements, the additional steps taken with respect to new accounting guidance for inactive market transactions and the pricing of its marketable securities, and the change in practice for recognizing other-than-temporary impairment under the guidance provided by the FASB, there have been no other significant changes to the items that were disclosed as critical accounting policies and estimates in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

RESULTS OF OPERATIONS

Operations Overview

Key Messages

Lexmark is focused on driving long-term performance by strategically investing in technology, products and solutions to secure high value product installations and capture profitable supplies and service annuities in document and print intensive segments of the distributed printing market.

•	The PSSD strategy is primarily focused on capturing profitable supplies and service annuities generated from workgroup monochrome and color laser printers and laser multifunction products (“MFPs”).

•
The ISD strategy is to build a profitable, growing and sustainable inkjet business with good margins and returns derived from a more productive and higher page generating installed base of products and solutions that serve SOHO and SMB users.

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

Business Factors

The weakening of the global economy continued to impact the revenue in both of the Company’s segments during the third quarter and nine months ended September 30, 2009. Lexmark continues to take actions to reduce cost and expenses worldwide and improve the efficiency of the Company’s manufacturing operations and, as a result, the Company announced additional restructuring actions in October 2009.  See “Restructuring and Related Charges and Project Costs” that follows for further discussion.

PSSD

During the third quarter of 2009, Lexmark continued its investments in PSSD through new products and technology. With the introduction of new laser products that began in the fall of 2008 and continued through the third quarter of 2009, the Company has announced products that represent the most extensive series of laser product introductions in the Company’s history.  The new product introductions have significantly strengthened the breadth and depth of the Company’s monochrome laser line, color laser line and laser MFPs.

The primary focus of PSSD is to drive long term shareholder value through workgroup laser growth and page generation. The key strategic initiatives are:

•	Expand and strengthen the Company’s product line of workgroup color laser and laser MFP devices;
•	Advance and strengthen the Company’s industry solutions and workflow capabilities to maintain and grow the Company’s penetration in selected industries;
•	Advance and grow the Company’s managed print services business;
•	Drive growth in color laser and laser MFP products.

ISD

In 2007, the Company undertook a significant shift in ISD strategy in order to maximize long-term shareholder value.

Beginning in the second quarter of 2007, the Company experienced the following issues in ISD:

•	On-going declines in inkjet supplies and OEM unit sales;
•	Lower average unit revenues due to aggressive pricing and promotion; and
•	Additional costs in its new products.

As the Company analyzed the situation, it saw the following:

•	Some of its unit sales were not generating adequate lifetime profitability due to lower prices, higher costs and supplies usage below its model;
•	Some markets and channels were on the low-end of the supplies generation distribution curve; and
•	Its business was too skewed to the low-end versus the market, resulting in lower supplies generation per unit.

As a result, Lexmark decided to take the following actions beginning in 2007:

•	The Company decided to more aggressively shift its focus to geographic regions, market segments and customers that generate higher page usage.
•	The Company continues working to minimize the unit sales that do not generate an acceptable profit over their life.

The above actions entail several initiatives, which were begun in 2007 and have continued through the current period:

•	Reposition the existing inkjet technology to focus on higher usage customers, and start to shift the mix;
•	Penetrate the channels that sell to higher usage customers;
•	Advance our inkjet technology to better meet the needs of SMB customers; and

•
Consolidate the inkjet integrated printhead supplies manufacturing facilities to lower costs and reduce capital requirements. See “Restructuring and Related Charges and Project Costs” that follows for further discussion of the Company’s various restructuring activities.

These initiatives have yielded the following for the Company’s ISD segment since 2007:

•
The introduction of new products such as Lexmark’s Professional Series as well as the introduction in September 2009 of inkjet AIOs (including new Web-connected touch screen AIOs) targeted for small and medium businesses;

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

Operating Results Summary

The following discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements and Notes thereto. The following table summarizes the results of the Company’s operations for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30				Nine Months Ended September 30
	2009		2008		2009		2008
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev
Revenue	$958.0	100.0%	$1,130.7	100.0%	$2,806.7	100.0%	$3,444.7	100.0%
Gross profit	312.9	32.7	367.7	32.5	927.1	33.0	1,220.4	35.4
Operating expense	288.9	30.1	313.7	27.7	800.8	28.5	943.2	27.4
Operating income	24.0	2.5	54.0	4.8	126.3	4.5	277.2	8.0
Net earnings	10.0	1.0	36.6	3.2	86.2	3.1	222.1	6.4

Current quarter

For the third quarter of 2009, total revenue was $958 million or down 15% from 2008. Laser and inkjet supplies revenue decreased 12% YTY and laser and inkjet hardware revenue decreased 24% YTY. In PSSD, revenue decreased 14% YTY while revenue in ISD decreased 18% YTY.

Net earnings for the third quarter of 2009 decreased 73% from the prior year primarily due to higher restructuring-related charges and project costs. Net earnings for the third quarter of 2009 included $50.8 million of pre-tax restructuring-related charges and project costs. Net earnings for the third quarter of 2008 included $24.5 million of pre-tax restructuring-related charges and project costs.

Year to date

For the nine months ended September 30, 2009, consolidated revenue was $2.8 billion or down 19% YTY. Laser and inkjet supplies revenue declined 15% YTY and laser and inkjet hardware revenue declined 28% YTY. In PSSD, revenue decreased 17% YTY while revenue in ISD decreased 21% YTY.

Net earnings for the nine months ended September 30, 2009 decreased 61% from the prior year primarily due to lower operating income and higher restructuring-related charges and project costs. Net earnings for the nine months ended September 30, 2009 included $95.4 million of pre-tax restructuring-related charges and project costs. Net earnings for the nine months ended September 30, 2008 included $46.0 million of pre-tax restructuring-related project costs and non-recurring tax benefits of $11.9 million.

Revenue

For the third quarter of 2009, consolidated revenue decreased 15% YTY. Laser and inkjet supplies revenue declined 12% YTY due to lower volume and the negative impact of foreign currency exchange rates, partially offset by supplies price increases. Laser and inkjet hardware revenue declined 24% YTY primarily driven by unit declines, as well as price declines and the negative impact of foreign currency exchange rates.

For the nine months ended September 30, 2009, consolidated revenue decreased 19% YTY. Laser and inkjet supplies revenue declined 15% YTY due to lower volume and the negative impact of foreign currency exchange rates, partially offset by supplies price increases. Laser and inkjet hardware revenue declined 28% YTY primarily driven by unit declines, as well as the negative impact of foreign currency exchange rates and price declines.

The following table provides a breakdown of the Company’s revenue by segment:

	Three Months Ended September 30				Nine Months Ended September 30
(Dollars in millions)	2009	2008	% Change		2009	2008	% Change
PSSD	$654.4	$759.6	(14	) %	$1,876.9	$2,263.8	(17	) %
ISD	303.6	371.1	(18)		929.8	1,180.9	(21)
Total revenue	$958.0	$1,130.7	(15	) %	$2,806.7	$3,444.7	(19	) %

PSSD

During the third quarter of 2009, revenue in PSSD decreased $105 million or 14% compared to 2008 due to a 22% decline in hardware revenue as well as a decline in supplies revenue. The lower hardware revenue was primarily due to lower unit volumes. PSSD laser hardware unit shipments declined 22% YTY due to the weak economic environment. PSSD laser hardware average unit revenue (“AUR”), which reflects the changes in both pricing and mix, was about flat YTY.

For the nine months ended September 30, 2009, PSSD revenue decreased $387 million or 17% YTY primarily due to the lower volumes due to the weak economic environment as well as negative foreign currency impacts. PSSD laser hardware unit shipments decreased 22% YTY while PSSD laser hardware AUR decreased 3% YTY.

ISD

During the third quarter of 2009, revenue in ISD decreased $67 million or 18% compared to 2008 due to decreased hardware and supplies revenue. Hardware revenue declined 30% YTY due to lower unit shipments and negative currency and pricing impacts, partially offset by improved product mix toward higher priced hardware devices. Hardware unit shipments declined 38% YTY principally due to the ongoing transition to higher end, higher usage devices and the weak global market. Hardware AUR increased 14% YTY due to positive product mix toward higher-end devices.

For the nine months ended September 30, 2009, ISD revenue decreased $251 million or 21% YTY primarily due to lower volumes from the ongoing transition to higher end, higher usage devices and the weak economic environment as well as negative foreign currency impacts. ISD hardware unit shipments decreased 37% YTY while ISD hardware AUR increased 7% YTY.

Revenue by geography:

The following table provides a breakdown of the Company’s revenue by geography:

	Three Months Ended September 30				Nine Months Ended September 30
(Dollars in millions)	2009	2008	% Change		2009	2008	% Change
United States	$417.9	$493.5	(15	) %	$1,227.6	$1,413.7	(13	) %
EMEA (Europe, the Middle East & Africa)	352.5	402.4	(12)		1,046.2	1,312.2	(20)
Other International	187.6	234.8	(20)		532.9	718.8	(26)
Total revenue	$958.0	$1,130.7	(15	) %	$2,806.7	$3,444.7	(19	) %

For the three and nine months ended September 30, 2009, revenue decreased in all geographies primarily due to global economic weakness. In addition, for the three and nine months ended September 30, 2009, currency exchange rates had a 3% and 5%, respectively, YTY unfavorable impact on revenue. For the three and nine months ended September 30, 2008, currency exchange rates had a 3% and 2%, respectively, YTY favorable impact on revenue.

Gross Profit

The following table provides gross profit information:

	Three Months Ended September 30				Nine Months Ended September 30
(Dollars in millions)	2009	2008	Change		2009	2008	Change
Gross profit dollars	$312.9	$367.7	(15	) %	$927.1	$1,220.4	(24	) %
% of revenue	32.7%	32.5%	0.2 pts		33.0%	35.4%	(2.4	)pts

For the three and nine months ended September 30, 2009, consolidated gross profit decreased YTY. For the three months ended September 30, 2009, gross profit as a percentage of revenue increased YTY while for the nine months ended September 30, 2009, gross profit as a percentage of revenue decreased YTY.  The changes in the gross profit margins YTY for the three and nine months ended September 30, 2009 were primarily due to declines in product margins, primarily driven by lower hardware margins. The product margin decline was partially offset by a favorable mix shift reflecting a higher relative percentage of supplies versus hardware.

Gross profit for the three and nine months ended September 30, 2009, included $11.5 million and $38.0 million, respectively, of pre-tax restructuring-related charges and project costs. Gross profit for the three and nine months ended September 30, 2008, included $17.5 million and $27.3 million, respectively, of restructuring-related charges and project costs. See “Restructuring and Related Charges and Project Costs” that follows for further discussion.

Operating Expense

The following table presents information regarding the Company’s operating expenses during the periods indicated:

	Three Months Ended September 30				Nine Months Ended September 30
	2009		2008		2009		2008
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev
Research and development	$91.7	9.6%	$109.9	9.7%	$282.0	10.0%	$318.3	9.2%
Selling, general & administrative	160.5	16.7	197.1	17.4	474.4	16.9	617.2	18.0
Restructuring and related charges	36.7	3.8	6.7	0.6	44.4	1.6	7.7	0.2
Total operating expense	$288.9	30.1%	$313.7	27.7%	$800.8	28.5%	$943.2	27.4%

For the three and nine months ended September 30, 2009, research and development decreased YTY due to the Company’s actions to consolidate development platforms and also due to fewer new laser product introductions versus the prior year.

Selling, general and administrative (“SG&A”) expenses for the three and nine months ended September 30, 2009 decreased YTY. The lower SG&A reflects the benefits of the Company’s restructuring actions and other expense reduction measures. Additionally, SG&A expenses for the periods presented in the table above included project costs related to the Company’s restructuring activities.  See discussion below of restructuring and related charges and project costs included in the Company’s operating expenses for the periods presented in the table above.

For the three and nine months ended September 30, 2009, the Company incurred $39.3 million and $57.4 million, respectively, of pre-tax restructuring and related charges and project costs due to the Company’s restructuring plans. Of the $39.3 million of pre-tax restructuring and related charges and project costs incurred for the three months ended September 30, 2009, $2.6 million is included in Selling, general and administrative while $36.7 million is included in Restructuring and related charges on the Company’s Consolidated Condensed Statements of Earnings. Of the $57.4 million of pre-tax restructuring and related charges and project costs incurred for the nine months ended September 30, 2009, $13.0 million is included in Selling, general and administrative while $44.4 million is included in Restructuring and related charges on the Company’s Consolidated Condensed Statements of Earnings.

For the three and nine months ended September 30, 2008, the Company incurred $7.0 million and $18.7 million, respectively, of pre-tax restructuring and related charges and project costs due to the Company’s restructuring plans. Of the $7.0 million of pre-tax restructuring and related charges and project costs incurred for the three months ended September 30, 2008, $0.3 million is included in Selling, general and administrative while $6.7 million is included in Restructuring and related charges on the Company’s Consolidated Condensed Statements of Earnings. Of the $18.7 million of pre-tax restructuring and related charges and project costs incurred for the nine months ended September 30, 2008, $11.0 million is included in Selling, general and administrative while $7.7 million is included in Restructuring and related charges on the Company’s Consolidated Condensed Statements of Earnings.

See “Restructuring and Related Charges and Project Costs” that follows for further discussion.

Operating Income (Loss)

The following table provides operating income by segment:

	Three Months Ended September 30				Nine Months Ended September 30
(Dollars in millions)	2009	2008	Change		2009	2008	Change
PSSD	$69.8	$124.4	(44)%		$244.4	$423.9	(42)%
% of segment revenue	10.7%	16.4%	(5.7)	pts	13.0%	18.7%	(5.7)	pts

ISD	20.7	16.5	25%		82.6	118.3	(30)%
% of segment revenue	6.8%	4.4%	2.4	pts	8.9%	10.0%	(1.1)	pts

All other	(66.5)	(86.9)	24%		(200.7)	(265.0)	24%
Total operating income (loss)	$24.0	$54.0	(55)%		$126.3	$277.2	(54)%
% of total revenue	2.5%	4.8%	(2.3)	pts	4.5%	8.0%	(3.5)	pts

For the three and nine months ended September 30, 2009, the decreases in consolidated operating income was due to lower income in PSSD, partially offset by lower net expenses in All other.

For the third quarter of 2009, PSSD operating income decreased YTY principally due to lower supplies revenue and profit and the negative net impact of weaker foreign currencies on revenue. Hardware gross profit also decreased YTY due to the negative net impact of weaker foreign currencies and aggressive pricing.  These negative impacts were partially offset by a significant reduction in operating expenses. For the nine months ended September 30, 2009, PSSD operating income decreased YTY due to the same factors that impacted the third quarter.

For the third quarter of 2009, ISD operating income increased YTY due to reductions in operating expenses and a positive impact from lower hardware revenue, partially offset by lower supplies revenue. For the nine months ended September 30, 2009, ISD operating income decreased YTY due to lower supplies revenue, partially offset by reductions in operating expenses and a positive impact from lower hardware revenue.

For the three months ended September 30, 2009, the Company incurred total pre-tax restructuring-related charges and project costs related to the Company’s restructuring plans of $27.8 million in PSSD, $13.2 million in ISD and $9.8 million in All other.  For the nine months ended September 30, 2009, the Company incurred total pre-tax restructuring-related charges and project costs related to the Company’s restructuring plans of $35.3 million in PSSD, $38.0 million in ISD and $22.1 million in All other. See “Restructuring and Related Charges and Project Costs” that follows for further discussion.

For the three months ended September 30, 2008, the Company incurred total pre-tax restructuring-related charges and project costs related to the Company’s restructuring plans of $3.6 million in PSSD, $9.8 million in ISD and $11.1 million in All other.  For the nine months ended September 30, 2008, the Company incurred total pre-tax restructuring-related charges and project costs related to the Company’s restructuring plans of $4.9 million in PSSD, $15.6 million in ISD and $25.5 million in All other. See “Restructuring and Related Charges and Project Costs” that follows for further discussion.

Interest and Other

The following table provides interest and other information:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2009	2008	2009	2008
Interest (income) expense, net	$4.8	$1.5	$14.9	$(8.9)
Other (income) expense, net	4.3	3.6	4.2	5.1
Net impairment losses on securities	1.6	-	2.4	-
Total interest and other (income) expense, net	$10.7	$5.1	$21.5	$(3.8)

During the third quarter of 2009, total interest and other (income) expense, net, was an expense of $10.7 million compared to expense of $5.1 million in 2008. For the three months ended September 30, 2009, total interest and other (income) expense, net resulted in higher net expense YTY primarily due to lower interest income from declining interest rates on the Company’s investments and lower investment balances. For the nine months ended September 30, 2009, total interest and other (income) expense, net, was expense of $21.5 million compared to income of $3.8 million in 2008. For the nine months ended September 30, 2009, total interest and other (income) expense, net, resulted in higher net expense YTY primarily due to increased interest expense from the May 2008 debt issuance as well as lower interest income from declining interest rates on the Company’s investments and lower average investment balances. Additionally, the Company recorded a $3.0 million charge in the third quarter of 2009 in Other (income) expense, net on the Consolidated Condensed Statements of Earnings related to the write-off of a private equity investment. In the third quarter of 2008, Lexmark recognized a $4.4 million charge in Other (income) expense, net on the Consolidated Condensed Statements of Earnings for other than temporary impairment of its Lehman corporate debt securities.

Provision for Income Taxes and Related Matters

The Provision for income taxes for the three months ended September 30, 2009 was an expense of $3.3 million or an effective tax rate of 25.0%, compared to an expense of $12.3 million or an effective tax rate of 25.2% for the three months ended September 30, 2008.

The Provision for income taxes for the nine months ended September 30, 2009 was an expense of $18.6 million, or an effective tax rate of 17.8%. The Company’s tax expense was $58.9 million, or an effective tax rate of 21.0%, for the same period in 2008. For that period the Company reduced tax expense by $12 million, primarily due to settling various tax audits and due to the recognition of a previously unrecognized tax benefit related to a tax position taken in a prior period. The difference in these rates is due principally to a shift in the expected geographic distribution of earnings for 2009.

Net Earnings and Earnings per Share

The following table summarizes net earnings and basic and diluted net earnings per share:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share amounts)	2009	2008	2009	2008
Net earnings	$10.0	$36.6	$86.2	$222.1

Basic earnings per share	$0.13	$0.42	$1.10	$2.41
Diluted earnings per share	$0.13	$0.42	$1.10	$2.41

Net earnings for the three and nine months ended September 30, 2009 decreased 73% and 61%, respectively, from the prior year primarily due to lower operating income and higher restructuring-related charges and project costs, partially offset by a lower tax rate.

For the three and nine months ended September 30, 2009, the decrease YTY in basic and diluted earnings per share was primarily due to lower net earnings, partially offset by a lower average number of shares outstanding.

RESTRUCTURING AND RELATED CHARGES AND PROJECT COSTS

Summary of Restructuring Impacts

The Company’s third quarter of 2009 financial results are impacted by its ongoing restructuring plans and related projects and are discussed in further detail below.  Project costs consist of additional charges related to the execution of the restructuring plans.  These project costs are incremental to the Company’s normal operating charges and are expensed as incurred, and include such items as compensation costs for overlap staffing, travel expenses, consulting costs and training costs. The table below summarizes the financial impacts of the Company’s restructuring plans and related projects for the quarter ended September 30, 2009.

For the three months ended September 30, 2009, the Company incurred charges, including project costs, of $50.8 million for the Company’s restructuring plans as follows:

	2009 Actions*	2008 Action	2007 Action
(in millions)	Restructuring-related Charges (Note 3)	Restructuring-related Charges (Note 3)	Restructuring-related Charges (Note 3)	Project Costs	Total
Accelerated depreciation charges/project costs	$10.1	$(1.0)	$(0.8)	$3.2	$11.5
Employee termination benefit charges/project costs	37.2	-	(0.5)	2.6	39.3
Total restructuring-related charges/project costs	$47.3	$(1.0)	$(1.3)	$5.8	$50.8
* Amounts represent a combined total for all 2009 Restructuring Actions. Please see below for separate details regarding each plan.

The Company incurred $11.5 million of accelerated depreciation charges and project costs in Cost of revenue on the Consolidated Condensed Statements of Earnings.  Total employee termination benefits of $36.7 million are included in Restructuring and related charges while $2.6 million of related project costs are included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.

For the three months ended September 30, 2009, the Company incurred restructuring and related charges and project costs related to its restructuring plans of $27.8 million in PSSD, $13.2 million in ISD and $9.8 million in All other.

For the nine months ended September 30, 2009, the Company incurred charges, including project costs, of $95.4 million for the Company’s restructuring plans as follows:

	2009 Actions*	2008 Action	2007 Action	2006 Action
(in millions)	Restructuring-related Charges (Note 3)	Restructuring-related Charges (Note 3)	Restructuring-related Charges (Note 3)	Restructuring-related Charges (Note 3)	Project Costs	Total
Accelerated depreciation charges/ project costs	$29.7	$(1.0)	$1.7	$-	$7.7	$38.1
Employee termination benefit charges/project costs	44.8	-	(0.6)	(0.1)	12.9	57.0
Contract termination and lease charges	-	-	0.3	-	-	0.3
Total restructuring-related charges/project costs	$74.5	$(1.0)	$1.4	$(0.1)	$20.6	$95.4
* Amounts represent a combined total for all 2009 Restructuring Actions. Please see below for separate details regarding each plan.

The Company incurred $38.0 million of accelerated depreciation charges and project costs in Cost of revenue, and $0.1 million in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.  Total employee termination benefits and contract termination and lease charges of $44.4 million are included in Restructuring and related charges while $12.9 million of related project costs are included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.

For the nine months ended September 30, 2009, the Company incurred restructuring and related charges and project costs related to its restructuring plans of $35.3 million in PSSD, $38.0 million in ISD and $22.1 million in All other.

October 2009 Restructuring Plan

General

As part of Lexmark’s ongoing plans to improve the efficiency and effectiveness of all of our operations, the Company announced additional restructuring actions (the “October 2009 Restructuring Plan”) on October 20, 2009.  The Company continues its focus on refining its selling and service organization, reducing its general and administrative expenses, consolidating its cartridge manufacturing capacity, and enhancing the efficiency of its supply chain infrastructure. The actions taken will reduce cost and expense across the organization, with a focus in manufacturing and supply chain, service delivery overhead, marketing and sales support, corporate overhead and development positions as well as reducing cost through consolidation of facilities in supply chain and cartridge manufacturing.  The Company expects these actions to be principally completed by the end of the first quarter of 2011.

The October 2009 Restructuring Plan is expected to impact about 825 positions worldwide and should result in total pre-tax charges of approximately $120 million with approximately $55 million to be incurred in 2009, and $65 million in 2010 – 2011.  The company expects the total cash cost of this plan to be approximately $105 million.

Lexmark expects the October 2009 Restructuring Plan to generate savings of approximately $2 million in 2009, $70 million in 2010 and ongoing savings beginning in 2011 of approximately $110 million.  These ongoing savings should be split approximately 60% to operating expense and 40% to cost of goods sold.  Ongoing cash savings of approximately $105 million are expected beginning in 2011.

Impact to 2009 Financial Results

For the three and nine months ended September 30, 2009, the Company incurred charges of $32.5 million for the October 2009 Restructuring Plan as follows:

	October 2009
(in millions)	Restructuring-related Charges (Note 3)	Project Costs	Total
Employee termination benefit charges/project costs	$32.5	$-	$32.5

The employee termination benefit charges are included in Restructuring and related charges on the Company’s Consolidated Condensed Statements of Earnings.

For the three and nine months ended September 30, 2009, the Company incurred restructuring and related charges related to the October 2009 Restructuring Plan of $25.1 million in PSSD, $3.8 million in ISD and $3.6 million in All other.

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits in connection with the October 2009 Restructuring Plan. The liability is included in Accrued liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

Employee Termination Benefits
Balance at December 31, 2008	$-
Costs incurred	32.5
Balance at September 30, 2009	$32.5

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

Impact to 2009 Financial Results

For the three months ended September 30, 2009, the Company incurred charges of $10.9 million for the April 2009 Restructuring Plan as follows:

	April 2009
(in millions)	Restructuring-related Charges (Note 3)	Project Costs	Total
Accelerated depreciation charges/project costs	$9.7	$1.1	$10.8
Employee termination benefit charges/project costs	0.1	-	0.1
Total restructuring-related charges/project costs	$9.8	$1.1	$10.9

The Company incurred $10.8 million of accelerated depreciation charges and project costs in Cost of revenue on the Consolidated Condensed Statements of Earnings.  Total employee termination benefits of $0.1 million are included in Restructuring and related charges on the Company’s Consolidated Condensed Statements of Earnings.

For the three months ended September 30, 2009, the Company incurred restructuring and related charges and project costs related to the April 2009 restructuring plan of $10.8 million in ISD and $0.1 million in All other.

For the nine months ended September 30, 2009, the Company incurred charges of $35.7 million for the April 2009 Restructuring Plan as follows:

	April 2009
(in millions)	Restructuring-related Charges (Note 3)	Project Costs	Total
Accelerated depreciation charges/project costs	$29.4	$1.2	$30.6
Employee termination benefit charges/project costs	5.1	-	5.1
Total restructuring-related charges/project costs	$34.5	$1.2	$35.7

The Company incurred $30.6 million of accelerated depreciation charges and project costs in Cost of revenue on the Consolidated Condensed Statements of Earnings.  Total employee termination benefits of $5.1 million are included in Restructuring and related charges on the Company’s Consolidated Condensed Statements of Earnings.

For the nine months ended September 30, 2009, the Company incurred restructuring and related charges and project costs related to the April 2009 Restructuring Plan of $2.3 million in PSSD, $32.9 million in ISD and $0.5 million in All other.

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits in connection with the April 2009 Restructuring Plan. The liability is included in Accrued liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

Employee Termination Benefits
Balance at December 31, 2008	$-
Costs incurred	5.3
Payments & Other (1)	(0.9)
Reversals	(0.2)
Balance at September 30, 2009	$4.2
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

Impact to 2009 Financial Results

For the three months ended September 30, 2009, the Company incurred charges of $9.3 million for the 2009 Restructuring Plans as follows:

	2009 Action
(in millions)	Restructuring-related Charges (Note 3)	Project Costs	Total
Accelerated depreciation charges/project costs	$0.4	$2.1	$2.5
Employee termination benefit charges/project costs	4.6	2.2	6.8
Total restructuring-related charges/project costs	$5.0	$4.3	$9.3

The Company incurred $2.5 million of accelerated depreciation charges and project costs in Cost of revenue on the Consolidated Condensed Statements of Earnings. Total employee termination benefit charges of $4.6 million are included in Restructuring and related charges, and $2.2 million of project costs related to employee termination benefit charges are included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.

For the three months ended September 30, 2009, the Company incurred restructuring and related charges of $3.2 million in PSSD, $0.4 million in ISD and $5.7 million in All other.

For the nine months ended September 30, 2009, the Company incurred charges of $20.5 million for the 2009 Restructuring Plan as follows:

	2009 Action
(in millions)	Restructuring-related Charges (Note 3)	Project Costs	Total
Accelerated depreciation charges/project costs	$0.3	$3.7	$4.0
Employee termination benefit charges/project costs	7.2	9.3	16.5
Total restructuring-related charges/project costs	$7.5	$13.0	$20.5

The Company incurred $4.0 million of accelerated depreciation charge and project costs in Cost of revenue on the Consolidated Condensed Statements of Earnings. Total employee termination benefit charges of $7.2 million are included in Restructuring and related charges, and $9.3 million of project costs related to employee termination benefit charges are included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.

For the nine months ended September 30, 2009, the Company incurred restructuring and related charges and project costs related to the 2009 Restructuring Plan of $8.6 million in PSSD, $1.2 million in ISD and $10.7 million in All other.

The Company incurred charges of $20.2 million related to employee termination benefits in the fourth quarter of 2008 because the charges were probable and estimable for the 2008 year-end reporting period.  Including the $20.2 million charge in 2008, the Company has incurred $40.7 million of total charges for the 2009 Restructuring Plan.

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits in connection with the 2009 Restructuring Plan. The liability is included in Accrued liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

Employee Termination Benefits
Balance at December 31, 2008	$20.2
Costs incurred	7.6
Payments & Other (1)	(13.1)
Reversals	(0.9)
Balance at September 30, 2009	$13.8
(1) Other consists of changes in the liability balance due to foreign currency translations.

2008 Restructuring Plan

General

To enhance the efficiency of the Company’s inkjet cartridge manufacturing operations, the Company announced the 2008 Restructuring Plan on July 22, 2008 that resulted in the closure of one of the Company’s inkjet supplies manufacturing facilities in Mexico.  The 2008 Restructuring Plan was substantially completed by the end of the first quarter of 2009 and any remaining charges to be incurred will be immaterial.

 Impact to 2009 Financial Results

For the three and nine months ended September 30, 2009 the Company reversed $1.0 million of previously accrued accelerated depreciation costs recorded incorrectly, and incurred project costs of zero and $1.9 million, respectively.

The accelerated depreciation reversal and related project costs are included in Cost of revenue on the Consolidated Condensed Statements of Earnings and were incurred in ISD.

Impact to 2008 Financial Results

For the three months ended September 30, 2008, the Company incurred $9.6 million in its ISD segment for the 2008 Restructuring Plan as follows:

	2008 Action
(in millions)	Restructuring-related Charges (Note 3)	Project Costs	Total
Accelerated depreciation charges/project costs	$9.5	$0.1	$9.6

The accelerated depreciation charge and project costs are included in Cost of revenue on the Company’s Consolidated Condensed Statements of Earnings.

For the nine months ended September 30, 2008, the Company incurred $13.0 million in its ISD segment for the 2008 Restructuring Plan as follows:

	2008 Action
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

Liability Rollforward

As of September 30, 2009, the Company had no remaining liability balance for employee termination benefits in connection with the 2008 Restructuring Plan.

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

The 2007 Restructuring Plan was substantially completed by the end of the first quarter of 2009 and any remaining charges to be incurred will be immaterial.

Impact to 2009 Financial Results

For the three months ended September 30, 2009, the Company incurred charges (reversals) of $(0.9) million for the 2007 Restructuring Plan as follows:

	2007 Action
(in millions)	Restructuring-related Charges (Note 3)	Project Costs	Total
Accelerated depreciation charges/project costs	$(0.8)	$-	$(0.8)
Employee termination benefit charges/project costs	(0.5)	0.4	(0.1)
Total restructuring-related charges/project costs	$(1.3)	$0.4	$(0.9)

The Company incurred $(0.8) million of accelerated depreciation charges (reversals) in Cost of revenue, $(0.5) million of employee termination benefit charges (reversals) in Restructuring and related charges, and $0.4 million of related project costs in Selling, general and administrative on the Consolidated Condensed Statements of Earnings. The $(0.8) million amount represents a reversal of previously accrued accelerated depreciation costs that were incorrectly recorded.

For the three months ended September 30, 2009, the Company incurred restructuring and related charges (reversals) of $(0.5) million in PSSD, $(0.8) million in ISD and $0.4 million in All other.

For the nine months ended September 30, 2009, the Company incurred charges (reversals) of $5.9 million for the 2007 Restructuring Plan as follows:

	2007 Action
(in millions)	Restructuring-related Charges (Note 3)	Project Costs	Total
Accelerated depreciation charges/project costs	$1.7	$0.9	$2.6
Employee termination benefit charges/project costs	(0.6)	3.6	3.0
Contract termination and lease charges	0.3	-	0.3
Total restructuring-related charges/project costs	$1.4	$4.5	$5.9

For the nine months ended September 30, 2009, the Company incurred $2.5 million of accelerated depreciation charges and project costs in Cost of revenue, and $0.1 million of accelerated depreciation charges in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.  Employee termination benefit charges (reversals) of $(0.6) million and contract termination and lease charges of $0.3 million are included in Restructuring and related charges, and $3.6 million of project costs related to employee termination benefit charges are included in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings.

For the nine months ended September 30, 2009, the Company incurred restructuring and related charges (reversals) of $(0.6) million in PSSD, $(0.8) million in ISD and $7.3 million in All other.

Impact to 2008 Financial Results

For the three months ended September 30, 2008, the Company incurred a total of $16.1 million for the 2007 Restructuring Plan as presented below:

	2007 Action
(in millions)	Restructuring-related Charges (Note 3)	Project Costs	Total
Accelerated depreciation charges/project costs	$1.5	$6.4	$7.9
Employee termination benefit charges/project costs	3.0	0.3	3.3
Contract termination charges	4.9	-	4.9
Total restructuring-related charges/project costs	$9.4	$6.7	$16.1

For the three months ended September 30, 2008, the $7.9 million of accelerated depreciation charges and project costs are included in Cost of revenue on the Consolidated Condensed Statements of Earnings. The $7.9 million of total employee termination benefit and contract termination charges are included in Restructuring and related charges while the $0.3 million of related project costs are included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.  The $0.3 million of project costs is the net amount incurred after including the gain recognized on the sale of the Juarez, Mexico facility.

For the three months ended September 30, 2008, the Company incurred restructuring and related charges and project costs related to the Company’s 2007 restructuring plan of $3.6 million in PSSD, $0.2 million in ISD and $12.3 million in All other.

For the nine months ended September 30, 2008, the Company incurred a total of $34.2 million for the 2007 Restructuring Plan as presented below:

	2007 Action
(in millions)	Restructuring-related Charges (Note 3)	Project Costs	Total
Accelerated depreciation charges/project costs	$13.6	$10.5	$24.1
Employee termination benefit charges/project costs	0.6	4.6	5.2
Contract termination charges	4.9	-	4.9
Total restructuring-related charges/project costs	$19.1	$15.1	$34.2

For the nine months ended September 30, 2008, the Company incurred $17.7 million of accelerated depreciation charges and project costs in Cost of revenue and $6.4 million in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.  The $5.5 million of total employee termination benefit and contract termination charges are included in Restructuring and related charges while the $4.6 million of related project costs are included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.

For the nine months ended September 30, 2008, the Company incurred restructuring and related charges and project costs related to the Company’s 2007 Restructuring Plan of $4.9 million in PSSD, $2.6 million in ISD and $26.7 million in All other.

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits in connection with the 2007 Restructuring Plan. The liability is included in Accrued liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

	Employee Termination Benefits	Contract Termination & Lease Charges	Total
Balance at December 31, 2008	$12.0	$4.2	$16.2
Costs incurred	-	0.3	0.3
Payments & other (1)	(6.7)	(2.6)	(9.3)
Reversals	(0.5)	-	(0.5)
Balance at September 30, 2009	$4.8	$1.9	$6.7
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

Impact to 2009 Financial Results

For the nine months ended September 30, 2009, the Company reversed $0.1 million of previously accrued employee termination benefits.  The reversal is included in Restructuring and related charges on the Consolidated Condensed Statements of Earnings and was incurred in PSSD.

Impact to 2008 Financial Results

In the third quarter of 2008, the Company reversed $1.2 million of previously accrued employee termination benefits related to the All other segment.  The reversal is included in Restructuring and related charges on the Company’s Consolidated Condensed Statements of Earnings.

Liability Rollforward

As of September 30, 2009, the Company had a liability balance of $1.9 million for employee termination benefits and contract termination and lease charges in connection with the 2006 actions. Of the total $1.9 million restructuring liability, $0.7 million is included in Accrued liabilities and $1.2 million is included in Other liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

FINANCIAL CONDITION

Lexmark’s financial position remained strong at September 30, 2009, with working capital of $805 million compared to $805 million at December 31, 2008.

The following table summarizes the results of the Company’s Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30
(Dollars in millions)	2009	2008
Net cash flow provided by (used for):
Operating activities	$145.6	$429.6
Investing activities	(169.7)	(313.2)
Financing activities	(7.2)	45.8
Effect of exchange rate changes on cash	2.6	(1.5)
Net change in cash and cash equivalents	$(28.7)	$160.7

The Company’s primary sources of liquidity have historically been available cash, cash equivalents, marketable securities, and cash generated by operations. Cash from operations alone has generally been sufficient to allow the Company to fund its working capital needs and finance its capital expenditures. However, for the nine months ended September 30, 2009, the Company reported cash flow provided by operating activities of $145.6 million, a year-to-year (“YTY”) decrease of $284.0 million compared to the nine months ended September 30, 2008. Management continues to believe that cash provided by operations and available cash, cash equivalents, and marketable securities will be sufficient to meet operating and capital needs for the next twelve months. However, in the event that cash from operations is not sufficient, the Company has other potential sources of cash through utilization of its accounts receivable financing program, revolving credit facility (new agreement in third quarter of 2009) or other financing sources. As of September 30, 2009, the Company held $909 million in cash and current marketable securities.

At September 30, 2009 and December 31, 2008, the Company had senior note debt of $648.9 million and $648.7 million, respectively. The issuance of the senior note debt is included in the Financing activities section to follow.

Operating activities

Recent economic conditions have impacted the Company’s profitability and cash flow. The Company believes it is most likely that full year 2009 cash flow from operations will be less than the amount generated for full year 2008. However, the Company showed good cash flows from operations in the second and third quarters of 2009. Third quarter 2009 cash flow from operations was $147.3 million, the highest level since the first quarter of 2008.

The $284.0 million decrease in cash flow from operating activities for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 was driven by the following factors.

Net earnings decreased $135.9 million for the nine months in 2009 as compared to the nine months of 2008. Challenging economic conditions have negatively impacted the Company’s profitability as well as the operating cash flows that are ultimately realized. Additionally, pre-tax restructuring-related charges and project costs increased $49 million for the nine months in 2009 compared to 2008 which also had a negative impact on the Company’s profitability.

Changes in Trade receivables balances contributed $132.6 million to the decrease in cash flow from operating activities for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. Trade receivables decreased $116.7 million during the first nine months of 2008 and increased $15.9 million during the first nine months of 2009. The year-end Trade receivables balance was considerably higher at December 31, 2007 compared to December 31, 2008 and is a significant factor in the Company’s 2008 and 2009 cash flows. Furthermore, the Company was not able to replicate in 2009 the improvement in collections that occurred in 2008, as indicated in the days of sales outstanding measurements included in the section to follow. The timing of sales within the quarter was also a contributing factor as a greater portion of the third quarter 2009 sales occurred in the later part of the quarter when compared to that of the third quarter of 2008.

The decrease in Accrued liabilities and Other assets and liabilities, collectively, was $83.8 million more in the first nine months of 2009 compared to that of 2008. The largest factor behind the unfavorable YTY change was $88.9 million of pension payments made in 2009 that resulted from the steep decline in the fair value of pension plan assets in 2008. Looking forward, the Company is currently assuming an ongoing pension funding requirement beyond 2009 of $25 million to $35 million per year based on factors that were present as of December 31, 2008. Actual future pension funding requirements beyond 2009 will be impacted by various factors, including actual pension asset returns. In addition to the pension funding, the Company also made a $43 million payment to German collection societies in the third quarter of 2009 in settlement of copyright fees levied on all-in-one and multifunctional devices sold in Germany after December 31, 2001 through December 31, 2007. Other notable YTY increases in cash outflows include the Company’s semi-annual bond interest payment of $20 million that occurred during the second quarter of 2009, which was approximately $15 million higher than the semi-annual interest payment that was made in the second quarter of 2008, due to the increase in the Company’s outstanding senior note debt. These factors were partially offset by various favorable YTY cash flows, of which the most notable was related to income taxes. In the second quarter of 2008, the Company made a $21.8 million payment to the IRS in settlement of the 2004-2005 income tax audit. In the second quarter of 2009, the Company received a refund from the IRS in the amount of $19.8 million related to 2008 estimated tax payments.

The reduction in Accounts payable balances was $12.2 million more in the first nine months of 2009 compared to that of 2008. Accounts payable decreased $76.7 million during the first nine months of 2009 and $64.5 million during the first nine months of 2008. The larger reduction in 2009 was driven by the Company’s actions begun in the second quarter of 2009 to significantly reduce the production of supplies and purchases of printers, which lowered the Company’s purchases during the period. These actions resulted in a lower Accounts payable balance at June 30, 2009. The positive impact of these actions was seen in the change in Inventories. Accounts Payable increased in the third quarter of 2009 at a greater rate than the third quarter of 2008 due to various factors including increase in demand, as the Company begins to see signs of economic recovery, as well as favorable payment terms implemented in the third quarter of 2009.

The reduction in Inventories balances was $77.7 million more in the first nine months of 2009 compared to that of 2008, $60.1 million for PS&SD inventories and $17.6 million for ISD inventories. The favorable YTY movements in Inventories partially offset the factors described above. Inventories decreased $95.6 million during the first nine months of 2009 and $17.9 million during the first nine months of 2008. The larger decrease in 2009 was driven by the Company’s increased focus on inventory management, particularly the actions initiated during the second quarter of 2009 discussed in the preceding paragraph. These actions were taken in response to the challenging economic conditions that negatively impacted the Company in the first quarter of 2009.

Cash conversion days

	Sep-09	Dec-08	Sep-08	Dec-07
Days of sales outstanding	42	36	37	40
Days of inventory	48	51	53	48
Days of payables	67	65	68	66
Cash conversion days	23	22	22	22

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

Other Notable Operating Activities

As of September 30, 2009, the Company has accrued approximately $70 million for pending copyright fee issues, including litigation proceedings, local legislative initiatives and/or negotiations with the parties involved. These accruals are included in Accrued liabilities on the Consolidated Condensed Statements of Financial Position. Refer

to Part I, Item 1, Note 15 of the Notes to Consolidated Condensed Financial Statements for additional information. The payment(s) of these fees could have a material impact on the Company’s future operating cash flows.

Investing activities

The Company decreased its marketable securities investments by $40.2 million for the nine months ended September 30, 2009. The Company increased its marketable securities investments by $166.8 million during the nine months ended September 30, 2008. The YTY decrease in these investments was driven by the decrease in cash flow from operations discussed previously. The $143.5 million YTY decrease in the net cash flows used for investing activities was driven by the decrease in marketable securities investments offset partially by $46.8 million YTY increase in capital spending. The Company’s marketable securities and capital spending activities are discussed below.

Marketable securities
The Company’s investments in marketable securities are classified and accounted for as available-for-sale. At September 30, 2009 and December 31, 2008, the Company’s marketable securities portfolio consisted of asset-backed and mortgage-backed securities, corporate debt securities, municipal debt securities, U.S. government and agency debt securities, commercial paper, certificates of deposit, and preferred securities, including approximately $21.7 million and $24.7 million, respectively, of auction rate securities classified as noncurrent assets.

In spite of some signs of recovery, market conditions continue to indicate significant uncertainty on the part of investors on the economic outlook for the U.S. and for financial institutions. This uncertainty has created reduced liquidity across the fixed income investment market, including the securities in which Lexmark is invested. As a result, some of the Company’s investments have experienced reduced liquidity including unsuccessful auctions for its auction rate security holdings as well as temporary and other-than-temporary impairment (“OTTI”) of other marketable securities.

The Company assesses its marketable securities for other-than-temporary declines in value in accordance with the new model provided under the FASB’s amended guidance, which was adopted in the second quarter of 2009. The Company has disclosed in the Critical Accounting Policies and Estimates portion of Management’s Discussion and Analysis its policy regarding the factors it considers and significant judgments made in applying the new guidance. The net OTTI charge recognized in earnings under the new guidance was $2.4 million in 2009, $0.8 million in the second quarter of 2009 and $1.6 million in the third quarter of 2009. Of the $2.4 million total, approximately $1.2 million was related to Lehman Brothers debt securities credit losses and $0.7 million represents credit losses recognized for one of the Company’s municipal auction rate securities. It should be noted that all of the 2009 charges related to Lehman Brothers and nearly all of the 2009 charge related to the municipal auction rate security are recycled charges that were recognized in 2008 and partially reversed through Retained earnings on April 1, 2009 in the transition adjustment required under the amended FASB OTTI guidance. In the third quarter of 2008, Lexmark recognized a $4.4 million charge in Other expense (income), net on the Consolidated Condensed Statements of Earnings for OTTI of its Lehman Brothers corporate debt securities after declaring bankruptcy in mid September.

The majority of the net OTTI charge of $1.6 million in the third quarter of 2009 did not represent a decrease in the overall fair value of the securities but rather, a re-bifurcation of credit risk and liquidity risk/other factors based on more conservative assumptions. The Company assigned nearly all of the discount to par to the credit risk component of the valuation based on the assumption that the fair values would be driven by the assessment of the most likely outcomes of short-term binary events for these securities. See Notes 5 and 16 to the Consolidated Condensed Financial Statements for more information regarding OTTI and the Company’s implementation of this guidance.

Specifically regarding the Company’s auction rate securities, as discussed in the preceding paragraph, Lexmark has recognized OTTI on only one security due to credit events involving the issuer and the insurer. Because of the Company’s liquidity position, it is not more likely than not that the Company will be required to sell the auction rate securities until liquidity in the market or optional issuer redemption occurs.  The Company could also hold the securities to maturity if it chooses. Additionally, if Lexmark required capital, the Company has available liquidity through its accounts receivable program and revolving credit facility (new agreement in third quarter of 2009). Given these circumstances, the Company would only have to recognize OTTI on its auction rate securities if the present value of the expected cash flows is less than the amortized cost of the individual security. Since reclassifying to noncurrent assets the securities that did not auction successfully at the end of the first quarter 2008, approximately

$41 million of auction rate fixed income securities have been either sold or redeemed at par. There have been no realized losses from the sale or redemption of auction rate securities.

Fair value measurement of marketable securities
Recent events have led to an increased focus on fair value accounting, including the practices companies utilize to value financial instruments. The Company uses multiple third parties to provide the fair values of the marketable securities in which Lexmark is invested, though the valuation of its investments is the responsibility of the Company. The Company has performed a reasonable level of due diligence in the way of documenting the pricing methodologies used by the third parties as well as a limited amount of sampling and testing of the valuations. Most of the Company’s securities are valued using a consensus price method, whereby prices from a variety of industry data providers (multiple quotes) are input into a distribution-curve based algorithm to determine daily market values. In the second quarter and third quarter of 2009, pricing inputs for securities were provided and compared to the overall valuation for reasonableness. The Company then took a closer look at the number of pricing inputs received for each security as well as the variability in the pricing data utilized in the overall valuation of each security. For securities in which the number of pricing inputs used was less than expected or there was significant variability in the pricing inputs, the Company tested that the final consensus price was within a reasonable range of fair value through corroboration with other sources of price data. In limited instances, the Company has adjusted the fair values provided by the third party in order to better reflect the risk adjustments that market participants would make for nonperformance and liquidity risks. Level 3 fair value measurements are based on inputs that are unobservable and significant to the overall valuation. The Company’s Level 3 recurring fair value measurements include auction rate securities for which recent auctions were unsuccessful, valued at $21.7 million, as well as certain distressed debt securities and other asset-backed and mortgage-backed securities valued at $5.1 million. Level 3 measurements were roughly 4% of the Company’s total available-for-sale marketable securities portfolio at September 30, 2009 compared to 5% at September 30, 2008. The valuation techniques for the Company’s Level 3 fair value measurements of its marketable securities are discussed in the paragraphs to follow.

In the third quarter of 2009, the Company’s auction rate securities for which recent auctions were unsuccessful were valued using a discounted cash flow model only, rather than weighting the results of both a market comparables approach and a discounted cash flow model as performed in the second quarter of 2009. In making this change, the Company is placing greater emphasis on the characteristics of the individual securities, including the credit characteristics of the issuer and insurer if applicable, which the Company believes yields a better estimate of fair value for these securities. Significant assumptions include (1) the auction rate market will remain illiquid and auctions will continue to fail causing the interest rate to be the maximum applicable rate and (2) the securities will not be redeemed. These assumptions resulted in discounted cash flow analysis being performed through the legal maturities of these securities, ranging from the year 2032 through 2040, or in the case of the auction rate preferred stock, through the mandatory redemption date of year-end 2021. A liquidity premium of 250 basis points was added to the applicable discount rate of all but one auction rate security. For this security, the fair value was centered around the likelihood of default by the issuer in one to two years and the ability of the insurer to meet its short-term obligation. Overall, the auction rate security portfolio balance increased $1.3 million during the third quarter and was largely due to the mark to market adjustments that resulted from this analysis. The fair value of one particular student loan auction rate security increased $0.9 million and was due entirely to the adjustment in fair value. The increase was largely due to greater recognition of the government guarantee and reinsurance characteristics of the security, the instrument’s position within the capital structure of the issuing authority being of the senior most series bonds, and the selection of a discount rate more in line with comparable student loan auction rate securities having similar features. For comparison purposes, a summary of the second quarter 2009 valuation techniques and assumptions used to measure auction rate securities is provided in the following paragraph.

In the second quarter of 2009, the Company’s auction rate securities for which recent auctions were unsuccessful were valued using a methodology that weighted the results of both a market comparables approach and a discounted cash flow model. Under the market comparables approach, indications of fair value from the secondary market were used to estimate the discount from par based on trading activity for similar securities. The analysis considered both the implied discounts on bid and ask spreads for auction rate securities reflecting current market conditions as well as mean and median discounts based on historical data provided by closed transactions. Under the discounted cash flow model, expected future cash flows were discounted using a yield that compensates for illiquidity. The economic lives of the securities were based on the characteristics and special features of each auction rate security (municipal, student loans, etc.). The discount rates applied to the expected future cash flows were based on interest rate curves as well as adjustments for credit, illiquidity, and other risk factors. The change in valuation technique and assumptions resulted in a decrease in the fair value of the auction rate security portfolio of $4.3 million in the second quarter. The decrease in fair value of the portfolio was driven by the increase in the discount and redemption date assumptions used in the second quarter analysis. The discount rate adjustments for credit, illiquidity, and other risk factors used in the second quarter analysis were 3.5% for student loan auction rate securities, 4% for auction rate preferred securities and a range of 5% to 14.5 % for municipal auction rate securities. The redemption dates used in the second quarter analysis ranged from the fourth quarter of 2021 to the fourth quarter of 2041.

The Company holds certain debt instruments that it considers distressed due to reasons such as bankruptcy or a significant downgrade in credit rating. These types of securities are valued in a number of ways including the use of indicative pricing sources or discounted cash flow analysis. In some instances the Company has determined that the last known transaction price is not determinative of fair value, due to decline in the volume and level of trading activity or an adverse change in the expected cash flows of the underlying collateral. Securities with these characteristics are often valued using indicative pricing sources or discounted cash flow analysis as well.

In the third quarter of 2009, the Company changed the methodology used to value its Lehman Brothers corporate debt securities, which are the Company’s largest distressed debt instruments. The fair value was estimated through a more detailed analysis of the bankruptcy proceedings rather than estimating the most appropriate discount to apply to the last known market price as performed in the second quarter of 2009. This change in methodology had a minimal impact to the valuation.

The Company transferred into Level 3 a small number of asset-backed and mortgage-backed securities during the third quarter of 2009 for which consensus prices were flagged for further analysis during the review of the pricing inputs as discussed previously. The estimated fair values of these securities were measured using either a discounted cash flow analysis based on collateral specific assumptions or a price that was considered indicative in nature. The total fair value of these securities at September 30, 2009 was $3.8 million.

Refer to Part I, Item 1, Note 2 of the Notes to Consolidated Condensed Financial Statements for additional information regarding fair value measurements and Level 3 activity. Refer to Part I, Item 1, Note 5 of the Notes to Consolidated Condensed Financial Statements for additional information regarding marketable securities.

Capital expenditures
For the nine months ended September 30, 2009 and 2008, the Company spent $197.5 million and $150.7 million, respectively, on capital expenditures. The capital expenditures for 2009 principally related to infrastructure support and new product development. The YTY increase in capital expenditures was driven by information technology expenditures. It is anticipated that total capital expenditures for 2009 will be approximately $235 million and are expected to be funded through cash from operations as well as the Company’s existing cash, cash equivalents, and proceeds from sales of marketable securities.

Other Notable Investing Activities
Other notable investing cash flows for 2009 included the first quarter 2009 acquisition of a wholesale company for $10.7 million, net of cash acquired. The wholesaler was purchased for its current customer base and established presence in Eastern Europe. The acquisition was not a significant business combination. Refer to Part I, Item 1, Note 2 of the Notes to Consolidated Condensed Financial Statements for additional information. Other notable investing cash flows for 2008 included $4.6 million proceeds received in the third quarter of 2008 related to the sale of the Company’s inkjet supplies assembly plant located in Juarez, Mexico.

Financing activities

There were minimal financing activities for the nine months ended September 30, 2009. YTD 2009 net cash outflows of $7.2 million were primarily related to the $6.6 million repayment of short-term debt of the Company’s Brazil subsidiary. The net cash inflows of $45.8 million for the nine months ended 2008 were related mostly to the Company’s net increase in senior note debt of $494.5 million discussed below offset partially by share repurchases of $432.0 million as well as a $22.5 million holdback provision payment made under the Company’s third quarter 2008 accelerated share repurchase agreement (“ASR”) included in Other in the Financing section of the Consolidated Condensed Statements of Cash Flows. For the nine months ended September 30, 2008, the Company repurchased approximately 12.3 million shares at a cost of $432.0 million, including the effect of the initial purchase transaction executed under the Company’s third quarter 2008 ASR which was 3.5 million shares at a cost of $127.5 million. An additional 1.2 million shares were delivered to the Company in the fourth quarter of 2008 in final settlement of the third quarter 2008 ASR. Additional information regarding share repurchases is provided below.

Senior note debt
In the second quarter of 2008, the Company repaid $150.0 million of senior note debt that matured on May 15, 2008. Subsequently, in the second quarter of 2008, the Company issued $350.0 million of five-year fixed rate senior unsecured notes and $300.0 million of ten-year fixed rate senior unsecured notes. Interest is payable semi-annually at annual interest rates of 5.90% and 6.65% on the five- and ten-year notes, respectively. At September 30, 2009 and December 31, 2008, the Company had senior note debt of $648.9 million and $648.7 million, respectively, net of discount.

Share repurchases
In May 2008, the Company received authorization from the Board of Directors to repurchase an additional $750 million of its Class A Common Stock for a total repurchase authority of $4.65 billion. As of September 30, 2009, there was approximately $0.5 billion of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. For the third quarter and nine months ended September 30, 2009, the Company did not repurchase any shares of its Class A Common Stock. As of September 30, 2009, since the inception of the program in April 1996, the Company had repurchased approximately 91.6 million shares for an aggregate cost of approximately $4.2 billion. As of September 30, 2009, the Company had reissued approximately 0.5 million shares of previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million, 16.0 million and 16.0 million shares of treasury stock in 2005, 2006 and 2008, respectively, the net treasury shares held at September 30, 2009 were 15.1 million.

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

In October 2008, commitments to the facility were renewed by one of the two banks, resulting in a decrease in the maximum capital availability from $200 million to $100 million. In October 2009, the term of facility was extended to October 1, 2010. At September 30, 2009, there were no secured borrowings outstanding under the trade receivables facility.

Revolving credit facility
Effective August 17, 2009, Lexmark entered into a new $275 million 3-year senior, unsecured, multi-currency revolving credit facility with a group of banks. Under the credit facility, the Company may borrow in U.S. dollars, euros, British pounds sterling and Japanese yen. On August 26, 2009, the Company entered into two commitment agreements that increased the available credit under the new facility to $300 million which was the same amount available under the prior facility that was terminated by the new agreement. The new agreement includes commitments from nine financial institutions ranging from $15 million to $60 million. Proceeds of the loans may be used to repay existing indebtedness, finance working capital needs, and for general corporate purposes of the Company.

Lexmark's 2009 credit agreement contains usual and customary default provisions, leverage and interest coverage restrictions and certain restrictions on, among other things, the Company's indebtedness, disposition of assets, liens and mergers and acquisitions. The minimum interest coverage ratio and maximum leverage ratio financial covenants are substantially the same as those that existed under the prior facility. The Company is not aware at this time of a likely breach or any known trends that would affect future compliance.

The 2009 credit agreement also includes collateral terms providing that in the event the Company’s credit ratings decrease to certain levels (Moody’s Ba2 or lower, S&P BB or lower) the Company will be required to secure on behalf of the lenders first priority security interests in the Company’s owned U.S. assets. These collateral arrangements will be released upon the Company achieving certain improvements in its credit ratings (Moody’s Baa3 or higher, S&P BBB- or higher).

Additional information related to the 2009 credit agreement can be found in the Form 8-K and Form 8-K/A reports that were filed with the SEC by the Company in August 2009.

At September 30, 2009, there were no amounts outstanding under the revolving credit facility.

Credit ratings

The Company’s current credit rating was downgraded by Standard & Poor’s Ratings Services during the first quarter of 2009 from BBB to BBB-. On April 28, 2009, Moody’s Investors Services downgraded the Company’s current credit rating from Baa2 to Baa3. Because the ratings remain investment grade, there were no material changes to the borrowing capacity or cost of borrowing under the facilities that existed at that time, nor were there any adverse changes to the coupon payments on the Company’s public debt. The Company does not have any rating downgrade triggers that accelerate the maturity dates of its revolving credit facility or public debt.

The Company’s credit rating can be influenced by a number of factors, including overall economic conditions, demand for the Company’s printers and associated supplies and ability to generate sufficient cash flow to service the Company’s debt. A downgrade in the Company’s credit rating to non-investment grade would decrease the maximum availability under its trade receivables facility, increase the cost of the Company’s borrowings, could trigger collateral requirements under the new revolving credit facility described above, and likely have an adverse effect on the Company’s ability to obtain access to new financings in the future.

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

Continuation of the worldwide recession could adversely impact the Company’s revenue, operating income and other financial results.

•
The United States and other countries around the world have been experiencing one of the worst recessions in recent history, and the severity and duration of these adverse economic conditions remains uncertain.  If these economic conditions continue or deteriorate further, it could adversely affect the Company’s results in future periods.  During an economic downturn, demand for the Company’s products may decrease.  Restrictions on credit globally and foreign currency exchange rate fluctuations in certain countries may impact economic activity and the Company’s results.  Credit risk associated with the Company’s customers, channel partners and the Company’s investment portfolio may also be adversely impacted.  Additionally, although the Company does not anticipate needing additional capital in the near term due to the Company’s strong current financial position, restrictions on credit globally may make it difficult for the Company to raise additional capital, when needed, on acceptable terms or at all.  The interest rate environment and general economic conditions could also impact the investment income the Company is able to earn on its investment portfolio.

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

•
The Company has undertaken cost reduction measures over the last few years in an effort to optimize the Company’s expense structure. Such actions have included workforce reductions, the consolidation of facilities, operations functions and manufacturing capacity, and the centralization of support functions to regional and global shared service centers. In particular, the Company’s manufacturing and support functions are becoming more heavily concentrated in China and the Philippines. The Company expects to realize cost savings in the future through these actions and may announce future actions to further reduce its worldwide workforce and/or centralize its operations. The risks associated with these actions include potential delays in their implementation, particularly workforce reductions; increased costs associated with such actions; decreases in employee morale and the failure to meet operational targets due to unplanned departures of employees, particularly key employees and sales employees.

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

Interest Rates

At September 30, 2009, the fair value of the Company’s senior notes was estimated at $635.0 million using quoted market prices obtained from an independent broker. The carrying value as recorded in the Consolidated Condensed Statements of Financial Position at September 30, 2009 exceeded the fair value of the senior notes by approximately $13.9 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $20.0 million at September 30, 2009.

See the section titled “FINANCIAL CONDITION - Investing activities:” in Item 2 of this report for a discussion of the Company’s auction rate securities portfolio which is incorporated herein by reference.

Foreign Currency Exchange Rates

The Company has employed, from time to time, a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the Company’s functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the Company is exposed include the Euro, the British pound, the Canadian dollar, the Philippine peso and the Australian dollar, as well as other currencies. Exposures may be hedged with foreign currency forward contracts, put options, and call options generally with maturity dates of twelve months or less. The potential gain in fair value at September 30, 2009 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $4.1 million. This gain would be mitigated by corresponding losses on the underlying exposures.

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

Changes in Internal Control over Financial Reporting

As discussed in the Company’s Annual Report on Form 10-K, the Company has a strategy to centralize certain accounting, finance, and order-to-cash functions from various countries to shared service centers. When a function or activity is identified for movement to a shared service center, changes may be made to procedures and internal controls for day-to-day accounting functions and financial reporting. During the quarter ended September 30, 2009, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the repurchases of the Company’s Class A Common Stock in the quarter ended September 30, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
July 1-31, 2009	-	$-	-	$490.9
August 1-31, 2009	-	-	-	490.9
September 1-30, 2009	-	-	-	490.9
Total	-	$-	-

(1)
In May 2008, the Company received authorization from the Board of Directors to repurchase an additional $750 million of its Class A Common Stock for a total repurchase authority of $4.65 billion. As of September 30, 2009, there was approximately $0.5 billion of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During the third quarter of 2009, the Company did not repurchase any shares of its Class A Common Stock. As of September 30, 2009, since the inception of the program in April 1996, the Company had repurchased approximately 91.6 million shares for an aggregate cost of approximately $4.2 billion.

Item 3.              DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.              OTHER INFORMATION

None.

Item 6.              EXHIBITS

A list of exhibits is set forth in the Exhibit Index found on page 74 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, both on behalf of the registrant and in his capacity as principal accounting officer of the registrant.

Lexmark International, Inc.
(Registrant)

November 3, 2009

/s/ John W. Gamble, Jr.
John W. Gamble, Jr.
Executive V.P., Chief Financial Officer and
Chief Accounting Officer

EXHIBIT INDEX

Exhibits:

31.1	Certification of Chairman and Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Executive Vice President, Chief Financial Officer and Chief Accounting Officer Pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Executive Vice President, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.