Form 10-K
period 2009-12-31
LEXMARK INTERNATIONAL INC /KY/
filed 2010-02-26
CIK 1001288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2009 OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 1-14050

LEXMARK INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1308215 (I.R.S. Employer Identification No.)

One Lexmark Centre Drive 740 West New Circle Road
Lexington, Kentucky (Address of principal executive offices)	40550 (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐     No ☑

The aggregate market value of the shares of voting common stock held by non-affiliates of the registrant was approximately $1.2 billion based on the closing price for the Class A Common Stock on the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 19, 2010, there were outstanding 78,171,263 shares (excluding shares held in treasury) of the registrant’s Class A Common Stock, par value $0.01, which is the only class of voting common stock of the registrant, and there were no shares outstanding of the registrant’s Class B Common Stock, par value $0.01.

Documents Incorporated by Reference

Certain information in the Company’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, is incorporated by reference in Part III of this Form 10-K.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-K
For the Year Ended December 31, 2009

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

Lexmark makes it easier for businesses of all sizes to move information between the digital and paper worlds. Since its inception in 1991, Lexmark has become a leading developer, manufacturer and supplier of printing and imaging solutions for the office. Lexmark’s products include laser printers, inkjet printers, multifunction devices, dot matrix printers and associated supplies, services and solutions. Lexmark develops and owns most of the technology for its laser and inkjet products and related solutions. The Company operates in the office products industry. The Company is primarily managed along divisional lines: the Printing Solutions and Services Division (“PSSD”) and the Imaging Solutions Division (“ISD”). Refer to Part II, Item 8, Note 18 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s reportable segments.

Revenue derived from international sales, including exports from the United States of America (“U.S.”), accounts for approximately 57% of the Company’s consolidated revenue, with Europe accounting for approximately two-thirds of international sales. Lexmark’s products are sold in more than 150 countries in North and South America, Europe, the Middle East, Africa, Asia, the Pacific Rim and the Caribbean. This geographic diversity offers the Company opportunities to participate in new markets, provides diversification to its revenue stream and operations to help offset geographic economic trends, and utilizes the technical and business expertise of a worldwide workforce. Currency exchange rates had an unfavorable impact on international revenue in 2009 and a favorable impact on the Company’s costs and expenses. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations — Effect of Currency Exchange Rates and Exchange Rate Risk Management for more information. A summary of the Company’s revenue and long-lived assets by geographic area is found in Part II, Item 8, Note 18 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Market Overview1

Lexmark management believes that the total distributed output opportunity was between $80 and $90 billion in 2009, including hardware and supplies. This opportunity includes printers and multifunction devices as well as a declining base of copiers and fax machines that are increasingly being integrated into multifunction devices. Based on industry information, Lexmark management believes that the market declined in 2009 due to the continued global economic weakness. When global economic growth resumes, the industry could again experience low to mid single digit annual revenue growth rates with the highest growth likely to be in multifunction products (“MFPs”), color lasers and related software solutions and services and stronger emerging countries. The Company’s management believes that the integration of print/copy/fax/scan capabilities enables Lexmark to leverage strengths in network printing and document workflow solutions. In general, as the hardcopy industry matures and printer and copier markets converge, the Company’s management expects competitive pressures to continue. This convergence represents an opportunity for printer-based product and solution vendors like Lexmark to displace copier-based products in the marketplace.

The Internet and the deployment of Electronic Content Management (“ECM”) systems are positively impacting the distributed output market opportunity in several ways. As more information is available electronically, and new tools and solutions are being developed to access it, more of this information is being printed on distributed output devices and less on commercial and centralized printing devices. Lexmark’s management believes that an increasing percentage of this distributed output includes color and graphics, which tend to increase supplies usage. Growth in high-speed and wireless Internet access to the home is also contributing to increased printing on distributed devices.

The laser product market primarily serves business customers. Laser products can be divided into two major categories — shared workgroup products and lower-priced desktop products. Shared workgroup products are typically attached directly to large workgroup networks, while lower-priced desktop products are attached to personal computers (“PCs”) or small workgroup networks. Both product categories include color and monochrome laser offerings. The shared workgroup products include laser printers and multifunction devices, which typically include high-performance internal network adapters and are easily upgraded to include additional input and output capacity and finishing capabilities as well as additional memory and storage. Most shared workgroup products also have sophisticated network management tools and are available as single function printers and multifunction products that print/copy/fax and scan to network.

Color and multifunction products continue to represent a more significant portion of the laser market. The Company’s management believes these trends will continue. Industry pricing pressure is partially offset by the tendency of customers to purchase higher value color and multifunction products and optional paper handling and finishing features as well as to purchase output through print and document management software solutions and services that help customers to optimize their document-related infrastructure to improve productivity and cost.

The inkjet product market historically has been predominantly a consumer market, but there is an increasing trend toward inkjet products being designed for small office home office (“SOHO”) and other businesses. Customers are increasingly seeking productivity-related features that are found in

1  Certain information contained in the “Market Overview” section has been obtained from industry sources, public information and other internal and external sources. Data available from industry analysts varies widely among sources. The Company bases its analysis of market trends on the data available from several different industry analysts.

inkjet multifunction products designed for office use such as wireless and ethernet connectivity, automatic document feeders and duplex capabilities, as well as web-based applications to automate print and document related work functions. This trend represents an opportunity for the Company to pursue revenue growth opportunities with its inkjet products and solutions targeted at SOHO and business market segments.

Strategy

Lexmark’s strategy is based on a business model of investing in technology to develop and sell printing solutions, including printers, multifunction products and solution software, with the objective of growing its installed base, which drives recurring supplies sales. Supplies are the profit engine of the business model. Supplies profit then funds new technology investments in products and solutions, which drive the cycle again and again. The Company’s management believes that Lexmark has the following strengths related to this business model:

•	First, Lexmark is exclusively focused on delivering distributed printing and imaging, and related document solutions and services. The Company’s management believes that this focus has enabled Lexmark to be responsive and flexible in meeting specific business customer and channel partner needs.

•	Second, Lexmark internally develops three of the key print technologies associated with distributed printing, including inkjet, monochrome laser and color laser. The Company’s monochrome laser technology platform has historically allowed it to be a price/performance leader in enterprise network printer-based products and also build unique capabilities into its products that enable it to offer customized printing and document workflow solutions. Lexmark’s focus is to advance its inkjet technology, products and solutions to address higher usage customers.

•	Third, Lexmark has leveraged its technological capabilities and its commitment to flexibility and responsiveness to build strong relationships with large-account customers and channel partners, including major retail chains, distributors, direct-response catalogers and value-added resellers. Lexmark’s path-to-market includes industry-focused consultative sales and services teams that deliver unique and differentiated solutions to both large accounts and channel partners that sell into the Company’s target industries.

Lexmark is focused on driving long-term performance by strategically investing in technology, products and solutions to secure high value product installations and capture profitable supplies and service annuities in document and print intensive segments of the distributed printing market.

PSSD is primarily focused on capturing profitable supplies and service annuities generated from workgroup monochrome and color laser printers and laser MFPs. The key strategic initiatives of PSSD are:

•	Expand and strengthen the Company’s product line of workgroup, color laser and laser MFP devices;

•	Advance and strengthen the Company’s industry solutions and workflow capabilities to maintain and grow the Company’s penetration in selected industries;

•	Advance and grow the Company’s managed print services business;

•	Expand the Company’s rate of participation in opportunities;

Lexmark’s PSSD strategy requires that it provide its array of high-quality, technologically-advanced products and solutions at competitive prices. Lexmark continually enhances its products to ensure that they function efficiently in increasingly-complex enterprise network environments. It also provides flexible tools to enable network administrators to improve productivity. Lexmark’s PSSD target markets include large corporations, small and medium businesses (“SMBs”) and the public sector. Lexmark’s PSSD strategy also requires that it continually identify and focus on industry-specific print and document process-

related issues so that it can differentiate itself by offering unique industry solutions and related services. With the introduction of new laser products that began in the fall of 2008 and continued through the end of 2009, the Company has announced products that represent the most extensive series of laser product introductions in the Company’s history. The new product introductions have significantly strengthened the breadth and depth of the Company’s workgroup laser line, color laser line and laser MFPs.

The ISD strategy is to build a profitable, growing and sustainable inkjet business derived from a more productive and higher page generating installed base of products and solutions that serve SOHO and business users. The ISD strategy is focused on growth in the higher page generating inkjet and laser products sold to SOHO and businesses through both retail and non-retail channels and original equipment manufacturer (“OEM”) partner arrangements. The ISD strategy shift that began in 2007 continues to aggressively shift its focus to geographic regions, product segments and customers that generate higher page usage. The strategy shift and related initiatives have yielded the following for the Company’s ISD segment since 2007:

•	The introduction of new products such as Lexmark’s Professional Series as well as the introduction in September 2009 of inkjet AIOs (including new Web-connected touch screen AIOs) targeted for small and medium businesses;

•	An increasing amount of industry recognition and awards for its inkjet products; and

•	An improvement in the Company’s retail presence in U.S. Office Super Stores.

Lexmark’s ISD goal is to create printing products and innovative solutions that make it easier for SOHO and business users to improve their productivity.

Over the last several years, the Company continues to invest in product and solution development as well as solution sales. This investment has led to new products and solutions aimed at targeted growth segments as well as a pipeline of future products.

Because of Lexmark’s exclusive focus on printing and document solutions, the Company has formed alliances and OEM arrangements to pursue incremental business opportunities through its alliance partners.

The Company’s strategy for dot matrix printers is to continue to offer high-quality products while managing cost to maximize cash flow and profit.

Products

Laser Products

Lexmark offers a wide range of monochrome and color laser printers and MFPs along with customized solution applications and services to help businesses move beyond printing. Lexmark solutions and services help customers optimize and manage their print environment, reduce cost and paper usage, and accelerate workflow by improving business processes and end-user productivity.

In 2009, Lexmark introduced 33 new product models ranging from small workgroup offerings to large departmental MFPs.

Monochrome Laser

Within the medium to large workgroup monochrome laser category, the company rounded out its successful Lexmark T650 Series and Lexmark X650 Series products with the new Lexmark T656dne, the industry’s first single-function monochrome A4 (8.5 inch x 11 inch) laser printer with a touch screen, providing businesses the ability to tap into Lexmark’s powerful solutions platform and work more efficiently. The innovative T656dne monochrome laser printer expands the usefulness of a single-function machine. Leveraging Lexmark’s award-winning Embedded Solutions Framework, the T656dne is preloaded with a Forms and Favorites application that allows for the printing of documents stored online, including web pages without the need for a PC. It can also be configured to auto-save documents on the printer’s encrypted hard disk, allowing access to information even if the network is down.

The Lexmark X860 Series includes six new, A3-capable (11 inch x 17 inch) monochrome laser MFPs targeted to large workgroups and departments who have demanding document needs. These powerful, touch-screen MFPs integrate the capabilities of several standalone units and offer high performance with state-of-the-art security features, in addition to a broad selection of input and finishing options and solution applications.

For small and midsize workgroups, the Company enhanced its Lexmark E460 Series with the Lexmark E462dtn. The Lexmark E462dtn is compact, yet provides the largest standard input capacity and toner yield of any model within the Lexmark E Series. Additionally, the E462dtn offers two 250-sheet paper inputs, a 50-sheet multipurpose feeder, and an extra high yield replacement toner cartridge with an 18,000-page capacity.

Adding breadth and depth to its monochrome MFP lineup, the Company introduced 11 new compact devices: the Lexmark X264dn, Lexmark X360 Series, Lexmark X460 and the Lexmark X200 Series. The Lexmark X264dn and X360 Series unite essential office functions into one compact, high-performance solution. These devices offer competitive features to save time and money, including scanning and high-yield toner cartridges. The Lexmark X460 Series deliver a higher level of performance, with faster print speeds, advanced copying and easy user authentication for enhanced security. In addition, the high-end X466de model ships ready to run Lexmark solution applications and comes standard with a hard disk. The Lexmark X200 Series provides affordable solutions for the desktop. These ultra-compact MFPs deliver sharp text, rapid copying and handy scanning tools for all-around convenience at a great value.

Color Laser

Following the successful introduction of last year’s C540 Series and X540 Series color laser products, Lexmark bolstered its color lineup with new value-enhanced editions to both series, as well as two new color series for medium workgroups with higher-volume print requirements: the Lexmark X730 Series of color laser MFPs and the Lexmark C730 Series of color laser printers.

The Lexmark X546dtn and Lexmark C546dtn are designed for small to midsize workgroups or busy offices that need access to an affordable device that delivers productivity-enhancing features and professional-quality color printing. Both models feature Lexmark’s Duo Drawer standard, providing up to 900 sheets of standard input capacity, the most of any color laser printer or color laser MFP priced under $1,000. In addition, for customers who need even more paper capacity, a new optional 550-sheet drawer allows for a maximum capacity of 1,450 sheets. A new 8,000-page extra high yield black replacement toner cartridge means fewer interventions for the customer and helps reduce the cost of ownership by delivering a low cost-per-page. Both products are included in the exclusive Lexmark Rewards program, which rewards customers with free genuine Lexmark toner and imaging kits for sending their empty cartridges back to Lexmark for recycling or remanufacturing.

The Lexmark X730 Series of color laser MFPs combines fast, high-quality color printing, copying, faxing and scanning in one multifunction device. The series offers robust color performance at affordable prices and in a convenient size, allowing the device to be placed closer to users. The X730 Series has a large touch screen and includes Lexmark’s Embedded Solutions Framework. By adding solution applications to the device, customers can transform their workflow, helping them print less, save time, lower costs and reduce the environmental impact of printing.

The Lexmark C730 Series of single-function color laser printers shares the X730’s durable platform. Built for high-volume jobs, the C730 Series prints on a wide range of paper types, from envelopes and labels to card stock. For added versatility, customers can add the new Specialty Media Drawer option, which is ideal for large stacks of envelopes. They can also add up to four stackable drawers to boost capacity up to an impressive 4,300 sheets.

For large workgroups or department users, the Company continues to offer the X782e XL, X940e and X945e color laser MFPs. The X782e XL combines impressive ease of use with cost-efficient cartridge pricing for high-volume users. The X940e and X945e are color laser MFPs that support media sizes up to A3 (11 inch x 17 inch) and advanced finishing options, such as a booklet maker. The Company also continues to offer the C782 and C935 single-function printers for this segment. The C782 models are A4 (8.5 inch x 11 inch) printers that deliver up to 35 color pages per minute. The C935 models are A3 (11 inch x 17 inch) printers that deliver up to 40 color pages per minute.

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

In 2009, Lexmark continued to advance the technology and value of its inkjet product line. Lexmark introduced nine inkjet AIO printers, eight of which are Wi-Fi CERTIFIEDtm at competitive price points ranging from $99 to $399. The innovative, feature-rich line includes key advancements such as the world’s first Web-connected2 line of inkjet AIOs, Lexmark’s myTouch capacitive 4.3-inch touch screen technology, Lexmark’s Vizix print technology, Wireless-N connectivity (IEEE 802.11n) and the lowest black printing cost in the inkjet industry3. The new line includes three Web-connected touch screen AIOs ranging from $199 to $399.

Lexmark continues to build robustly designed and feature rich products with lower operating costs to meet the demands of SOHO and business users. Lexmark’s Professional and Home Office series of products include highly desirable office features such as automatic two-sided printing, excellent document and photo print quality at competitive speeds. In addition, the Company delivers an industry leading penny-per-page option for black printing. To enhance the efficiency for business users, the Company has launched SmartSolutions which combines web-connected touch screen technology with the ability to create simple, one-touch applications. Lexmark offers a five-year warranty on all new Professional Series products and a three-year warranty for most new Home Office products demonstrating Lexmark’s commitment to reliability and productivity.

Leading the new line-up of Lexmark’s Professional Series is the Platinum Pro905 and the Prestige Pro805 which both feature the 4.3” Web connected touch screen with SmartSolutions technology, penny-per-page mono printing, large paper input capacity, Wireless-N (IEEE 802.11n) and Ethernet connectivity. Other Professional Series products include the Prevail Pro705 and Prospect Pro205 both of which ship with high yield cartridges and a five-year warranty.

The Interact S605 All-in-One leads the way for the Home Office products and also features the 4.3” Web-connected touch screen with SmartSolutions in addition to Wireless-N (IEEE 802.11n) connectivity, two-sided printing and excellent print speed and quality. The Home Office line is rounded out by the Intuition S505, the Interpret S405 and the Impact 305, all of which offer wireless connectivity.

For users who do not require wireless printing but need a feature-packed printer that is easy to use, the Company offers the Lexmark X2670 color AIO printer.

2  Internet access, computer and router required. Does not have Internet browser capability. Not all displayed content can be printed.
3  Based on 105XL black ink cartridges $4.99 MSRP in US dollars and a yield of 510 standard pages, estimated in accordance with ISO,IEC24711. Actual yields may vary. Actual cost in other countries may vary. “Lowest Cost” claim based on comparison with other inkjet all-in-ones as of June 1, 2009. The 105XL black ink cartridge is available on the Professional Series Platinum and Prestige models.

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

Service and Support

Lexmark offers a wide range of services covering the Company’s line of printing products and technology solutions including maintenance, consulting, systems integration and Managed Print Services (MPS) capabilities to provide a comprehensive output solution. Lexmark Global Services provide customers with an assessment of their current environment and a recommendation and implementation plan for the future state and ongoing management and optimization of their output environment and document related workflow/business processes. Managed print services allow organizations to outsource fleet management, technical support, supplies replenishment, maintenance activities and other services to Lexmark.

Through its MPS offerings, Lexmark provides customers with managed print services, giving them complete visibility and control over their printing environment. These services include asset lifecycle management, implementation and decommissioning services, consumables management, optimization services and utilization management. These services can be tailored to meet each customer’s unique needs and give them more extensive knowledge and optimization of their printing assets and infrastructure.

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

Lexmark’s international sales and marketing activities for business customers are organized to meet the needs of the local jurisdictions and the size of their markets. Operations in Europe, Middle East, Africa (EMEA), North America, Latin America and Asia Pacific focus on large-account and SMB demand generation with orders primarily filled through distributors and resellers.

The Company’s laser printer supplies are generally available at the customer’s preferred point-of-purchase through multiple channels of distribution. Although channel mix varies somewhat depending upon the geography, most of Lexmark’s laser supplies products sold commercially in 2009 were sold through the Company’s network of Lexmark-authorized supplies distributors and resellers, who sell directly to end-users or to independent office supply dealers.

Lexmark distributes its branded inkjet products and supplies through retail outlets as well as distributors and resellers worldwide. Lexmark’s sales and marketing activities are organized to meet the needs of the various geographies and the size of their markets. In North America, products are primarily distributed through large discount store chains, consumer electronics stores, office superstores, wholesale clubs, online, as well as through distributors. The Company’s EMEA, Latin American and Asia Pacific operations distribute products through major distributors and information technology resellers and in selected markets through key retailers.

Lexmark also sells its products through numerous alliances and OEM arrangements. During 2009, 2008 and 2007, one customer, Dell, accounted for $496 million or approximately 13%, $596 million or approximately 13%, and $717 million or approximately 14% of the Company’s total revenue, respectively. Sales to Dell are included in both PSSD and ISD.

Economic and Seasonal Trends

Lexmark’s business and results of operations have historically been affected by general economic conditions. From time to time, the Company’s sales may be negatively affected by weak economic conditions in those markets in which the Company sells its products. The recent economic recession experienced by the United States and other countries around the world have adversely impacted the Company’s sales and the severity and duration of these adverse economic conditions remains uncertain. If current economic conditions persist or worsen, the Company’s sales could continue to be adversely affected.

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

The distributed printing market is extremely competitive. The distributed laser printing market is dominated by Hewlett-Packard (“HP”), which has a widely-recognized brand name and has been identified as the market leader as measured in annual units shipped. With the convergence of traditional printer and copier markets, major laser competitors now include traditional copier companies such as Canon, Ricoh and Xerox. Other laser competitors include Brother, Konica Minolta, Kyocera, Okidata and Samsung.

Lexmark’s primary competitors in the inkjet product market are HP, Canon and Epson, who together account for approximately 85% of worldwide inkjet product unit sales. The Company must compete with these same vendors and other competitors, such as Brother and Kodak, for retail shelf space allocated to printing products and their associated supplies. Lexmark sees other competitors and the potential for new entrants into the market possibly having an impact on the Company’s growth and market share. The entrance of a competitor that is also focused on printing solutions could have a material adverse impact on the Company’s strategy and financial results.

Refill, remanufactured, clones, counterfeits and other compatible alternatives for some of Lexmark’s toner and ink cartridges are available and compete with the Company’s supplies business. However, these alternatives may result in inconsistent quality and reliability. As the installed base of laser and inkjet products matures, the Company expects competitive supplies activity to increase. Historically, the Company has not experienced significant supplies pricing pressure, but if supplies pricing were to come under significant pressure, the Company’s financial results could be materially adversely affected.

Manufacturing

Lexmark operates manufacturing control centers in Lexington, Kentucky; Shenzhen, China; and Geneva, Switzerland; and has manufacturing sites in Boulder, Colorado; Juarez, Mexico; and Lapu-Lapu City, Philippines. The Company also has customization centers in each of the major geographies it serves. Lexmark’s manufacturing strategy is to retain control over processes that are technologically complex, proprietary in nature and central to the Company’s business model, such as the manufacture of toner and photoconductors. The Company shares some of its technical expertise with certain manufacturing partners, many of whom have facilities located in China, which collectively provide Lexmark with substantially all of its printer production capacity. The Company continually reviews its manufacturing capabilities and cost structure and makes adjustments as necessary.

Lexmark’s manufacturing operations for toner and photoconductor drums are located in Boulder, Colorado and Juarez, Mexico. Laser printer cartridges are assembled by a combination of in-house and third-party contract manufacturing. The manufacturing control center for laser printer supplies is located in Geneva, Switzerland.

Lexmark’s manufacturing operations for inkjet printer supplies are located in Lapu-Lapu City, Philippines. The manufacturing control center for inkjet supplies is located in Geneva, Switzerland.

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

During 2009, the Company continued to execute supplier managed inventory (“SMI”) agreements with its primary suppliers to improve the efficiency of the supply chain. Lexmark’s management believes these SMI agreements improve Lexmark’s supply chain inventory pipeline and supply chain flexibility which enhances responsiveness to our customers. In addition, the Company’s management believes these agreements improve supplier visibility to product demand and therefore improve suppliers’ timeliness and management of their inventory pipelines. As of December 31, 2009, a significant majority of printers were purchased under SMI agreements. Any impact on future operations would depend upon factors such as the Company’s ability to negotiate new SMI agreements and future market pricing and product costs.

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

During 2007 and 2008, the Company increased its level of research and development expenditures to more significantly broaden its product offerings and advance core technologies associated with its markets. As many of these initial investments were completed and as part of a corporate effort to improve productivity and efficiency of our research and development investment, the Company reduced its expenditures in 2009. Research and development expenditures were $375 million in 2009, $423 million in 2008 and $404 million in 2007.

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

Employees

As of December 31, 2009, of the approximately 11,900 employees worldwide, 3,400 are located in the U.S. and the remaining 8,500 are located in Europe, Canada, Latin America, Asia Pacific, the Middle East and Africa. None of the U.S. employees are represented by a union. Employees in France are represented by a Statutory Works Council.

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

Executive Officers of the Registrant

The executive officers of Lexmark and their respective ages, positions and years of service with the Company are set forth below.

			Years With
Name of Individual	Age	Position	The Company

Paul J. Curlander	57	Chairman and Chief Executive Officer	19
John W. Gamble, Jr.	47	Executive Vice President and Chief Financial Officer	5
Paul A. Rooke	51	Executive Vice President and President of Imaging Solutions Division	19
Martin S. Canning	46	Vice President and President of Printing Solutions and Services Division	11
Ronaldo M. Foresti	57	Vice President of Asia Pacific and Latin America	6
Jeri L. Isbell	52	Vice President of Human Resources	19
Robert J. Patton	48	Vice President, General Counsel and Secretary	9
Gary D. Stromquist	54	Vice President, PSSD and Corporate Finance	19

Dr. Curlander has been a Director of the Company since February 1997. Since April 1999, Dr. Curlander has been Chairman of the Board of the Company. In May 1998, Dr. Curlander was elected President and Chief Executive Officer of the Company. Prior to such time, Dr. Curlander served as President and Chief Operating Officer and Executive Vice President, Operations of the Company.

Mr. Gamble has been Executive Vice President and Chief Financial Officer of the Company since September 2005 when he joined the Company. Prior to joining the Company, Mr. Gamble served as Executive Vice President and Chief Financial Officer of Agere Systems, Inc. from February 2003 to September 2005.

Mr. Rooke has been Executive Vice President and President of the Company’s Imaging Solutions Division since July 2007. From November 2002 to July 2007, Mr. Rooke served as Executive Vice President and President of PSSD.

Mr. Canning has been Vice President and President of PSSD since July 2007. From January 2006 to July 2007, Mr. Canning served as Vice President and General Manager, PSSD Worldwide Marketing and Lexmark Services and PSSD North American Sales and Marketing. From August 2002 to January 2006, Mr. Canning served as Vice President and General Manager, PSSD Worldwide Marketing and Lexmark Services.

Mr. Foresti has been Vice President of Asia Pacific and Latin America since January 2008. From May 2003 to January 2008, Mr. Foresti served as the Company’s Vice President and General Manager of Latin America.

Ms. Isbell has been Vice President of Human Resources of the Company since February 2003. From January 2001 to February 2003, Ms. Isbell served as Vice President of Worldwide Compensation and Resource Programs in the Company’s Human Resources department.

Mr. Patton has been Vice President, General Counsel and Secretary of the Company since October 2008. From June 2008 to October 2008, Mr. Patton served as Acting General Counsel and Secretary. From February 2001 to June 2008, Mr. Patton served as Corporate Counsel.

Mr. Stromquist has been Vice President, PSSD and Corporate Finance since June 2009. From July 2001 to June 2009, Mr. Stromquist served as Vice President and Corporate Controller of the Company.

Intellectual Property

The Company’s intellectual property is one of its major assets and the ownership of the technology used in its products is important to its competitive position. Lexmark seeks to establish and maintain the proprietary rights in its technology and products through the use of patents, copyrights, trademarks, trade secret laws, and confidentiality agreements.

Lexmark holds a portfolio of approximately 1,610 U.S. patents and approximately 860 pending U.S. patent applications. The Company also holds approximately 1,360 foreign patents and pending patent applications. The inventions claimed in these patents and patent applications cover aspects of the Company’s current and potential future products, manufacturing processes, business methods and related technologies. The Company is developing a portfolio of patents that protects its product lines and offers the possibility of entering into licensing agreements with others.

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

Environmental and Regulatory Matters

Lexmark’s operations, both domestically and internationally, are subject to numerous laws and regulations, particularly relating to environmental matters that impose limitations on the discharge of pollutants into the air, water and soil and establish standards for the treatment, storage and disposal of solid and hazardous wastes. Lexmark could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, and third-party damage or personal injury claims, if we were to violate or become liable under environmental laws. The liability for environmental remediation and other environmental costs is accrued when Lexmark considers it probable and can reasonably estimate the costs. Environmental costs and accruals are presently not material to our operations or financial position. There is no assurance that existing or future environmental laws applicable to our operations or products will not have a material adverse effect on Lexmark’s operations or financial condition.

Lexmark has implemented numerous programs to recover, remanufacture and recycle certain of its products and intends to continue to expand on initiatives that have a positive effect on the environment.

Lexmark is committed to maintaining compliance with all environmental laws applicable to its operations, products and services.

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

Lexmark is subject to legislation in an increasing number of jurisdictions that makes producers of electrical goods, including printers, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products (sometimes referred to as “product take-back legislation”). There is no assurance that such existing or future laws will not have a material adverse effect on Lexmark’s operations or financial condition, although Lexmark does not anticipate that effects of product take-back legislation will be different or more severe for Lexmark than the impacts on others in the electronics industry.

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

Continuation of economic weakness, foreign currency exchange rate fluctuations, and uncertainty of recovery could adversely impact the Company’s revenue, operating income and other financial results.

•	The United States and other countries around the world experienced one of the worst recessions in recent history in 2009, and the timing and scope of the economic recovery remains uncertain. Although the Company has begun to see improvements in the economy, if the economic conditions do not continue to improve, it could adversely affect the Company’s results in future periods. During an economic downturn, demand for the Company’s products may decrease. Restrictions on credit globally and foreign currency exchange rate fluctuations in certain countries may impact economic activity and the Company’s results. Credit risk associated with the Company’s customers, channel partners and the Company’s investment portfolio may also be adversely impacted. The interest rate environment and general economic conditions could also impact the investment income the Company is able to earn on its investment portfolio.

•	Continued softness in certain markets and industries, constrained IT spending, and uncertainty about global economic conditions could result in lower demand for the Company’s products, including supplies. Weakness in demand has resulted in intense price competition and may result in excessive inventory for the Company and/or its reseller channel, which may adversely affect sales, pricing, risk of obsolescence and/or other elements of the Company’s operating results. Ongoing weakness in demand for the Company’s hardware products may also cause erosion of the installed base of products over time, thereby reducing the opportunities for supplies sales in the future.

The competitive pricing pressure in the market may negatively impact the Company’s operating results.

•	The Company and its major competitors, many of which have significantly greater financial, marketing and/or technological resources than the Company, have regularly lowered prices on their products and are expected to continue to do so. In particular, both the inkjet and laser printer markets have experienced and are expected to continue to experience significant price pressure. Price reductions on inkjet or laser products or the inability to reduce costs, including warranty costs, to contain expenses or to increase or maintain sales as currently expected, as well as price

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

•	In September 2009, the Company introduced a new line of all-in-one inkjet printers designed for small to medium-sized businesses, which was a significant step in the Company’s transition into the higher-usage segments of the inkjet market. The Company’s future operating results may be adversely affected if it is unable to successfully market and sell its new product line, as well as develop and manufacture additional products, designed for the geographic and customer and product segments of the inkjet market that support higher usage of supplies.

Any failure by the Company to execute planned cost reduction measures timely and successfully could result in total costs and expenses that are greater than expected or the failure to meet operational goals as a result of such actions.

•	The Company has undertaken cost reduction measures over the last few years in an effort to optimize the Company’s cost and expense structure. Such actions have included workforce reductions, the consolidation of facilities, operations functions and manufacturing capacity, and the centralization of support functions to regional and global shared service centers. In particular, the Company’s manufacturing and support functions are becoming more heavily concentrated in China and the Philippines. The Company expects to realize cost savings in the future through these actions and may announce future actions to further reduce its worldwide workforce and/or centralize its operations. The risks associated with these actions include potential delays in their implementation, particularly workforce reductions; increased costs associated with such actions; decreases in employee morale and the failure to meet operational targets due to unplanned departures of employees, particularly key employees and sales employees.

The Company’s failure to manage inventory levels or production capacity may negatively impact the Company’s operating results.

•	The Company’s performance depends in part upon its ability to successfully forecast the timing and extent of customer demand and reseller demand to manage worldwide distribution and inventory levels of the Company. Unexpected fluctuations (up or down) in customer demand or in reseller inventory levels could disrupt ordering patterns and may adversely affect the Company’s financial results, inventory levels and cash flows. In addition, the financial failure or loss of a key customer, reseller or supplier could have a material adverse impact on the Company’s financial results. The Company must also be able to address production and supply constraints, including product disruptions caused by quality issues, and delays or disruptions in the supply of key components necessary for production. Such delays, disruptions or shortages may result in lost revenue or in the Company incurring additional costs to meet customer demand. The Company’s future operating results and its ability to effectively grow or maintain its market share may be adversely affected if it is unable to address these issues on a timely basis.

Conflicts among various sales channels and the loss of retail shelf space may negatively impact the Company’s operating results.

•	The Company markets and sells its products through several sales channels. The Company has also advanced a strategy of forming alliances and OEM arrangements with many companies. The Company’s future operating results may be adversely affected by any conflicts that might arise between or among its various sales channels, the volume reduction in or loss of any alliance or OEM arrangement or the loss of retail shelf space.

The revenue and profitability of our operations have historically varied, which makes our future financial results less predictable.

•	Our revenue, gross margin and profit vary among our hardware, supplies and services, product groups and geographic markets and therefore will likely be different in future periods than our current results. Overall gross margins and profitability in any given period is dependent upon the hardware/supplies mix, the mix of hardware products sold, and the geographic mix reflected in that period’s revenue. Overall market trends, seasonal market trends, competitive pressures, pricing, commoditization of products, increased component or shipping costs and other factors may result in reductions in revenue or pressure on gross margins in a given period.

The Company may experience difficulties in product transitions negatively impacting the Company’s performance and operating results.

•	The introduction of products by the Company or its competitors, or delays in customer purchases of existing products in anticipation of new product introductions by the Company or its competitors and market acceptance of new products and pricing programs, any disruption in the supply of new or existing products as well as the costs of any product recall or increased warranty, repair or replacement costs due to quality issues, the reaction of competitors to any such new products or programs, the life cycles of the Company’s products, as well as delays in product development and manufacturing, and variations in cost, including but not limited to component parts, raw materials, commodities, energy, products, labor rates, distributors, fuel and variations in supplier terms and conditions, may impact sales, may cause a buildup in the Company’s inventories, make the transition from current products to new products difficult and could adversely affect the Company’s future operating results.

The Company’s inability to meet customer product requirements on a cost competitive basis may negatively impact the Company’s operating results.

•	The Company’s future operating results may be adversely affected if it is unable to continue to develop, manufacture and market products that are reliable, competitive, and meet customers’ needs. The markets for laser and inkjet products and associated supplies are aggressively competitive, especially with respect to pricing and the introduction of new technologies and products offering improved features and functionality. In addition, the introduction of any significant new and/or disruptive technology or business model by a competitor that substantially changes the markets into which the Company sells its products or demand for the products sold by the Company could severely impact sales of the Company’s products and the Company’s operating results. The impact of competitive activities on the sales volumes or revenue of the Company, or the Company’s inability to effectively deal with these competitive issues, could have a material adverse effect on the Company’s ability to attract and retain OEM customers, maintain or grow retail shelf space or maintain or grow market share. The competitive pressure to develop technology and products and to increase the Company’s investment in research and development and marketing expenditures also could cause significant changes in the level of the Company’s operating expense.

Decreased consumption of supplies could negatively impact the Company’s operating results.

•	The Company’s future operating results may be adversely affected if the consumption of its supplies by end users of its products is lower than expected or declines, if there are declines in pricing, unfavorable mix and/or increased costs.

Changes in the Company’s tax provisions or tax liabilities could negatively impact the Company’s profitability.

•	The Company’s effective tax rate could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates. In addition, the amount of income tax the Company pays is subject to ongoing audits in various jurisdictions. A material assessment by a taxing authority or a decision to repatriate foreign cash could adversely affect the Company’s profitability.

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

•	The Company has historically used share-based payment awards as key components of the total rewards program for employee compensation in order to align employees’ interests with the interests of stockholders, motivate employees, encourage employee retention and provide competitive compensation and benefits packages. As a result of efforts to reduce corporate expenses, the Company has reviewed its compensation strategy and reduced the number of employees receiving share-based awards and reduced the size of the awards. Due to this change in compensation strategy, combined with other compensation and benefit plan changes and reductions undertaken to reduce costs, the Company may find it difficult to attract, retain and motivate employees, and any such difficulty could materially adversely affect its operating results.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

•	Our worldwide operations and those of our manufacturing partners, suppliers, and freight transporters, among others, are subject to natural and manmade disasters and other business interruptions such as earthquakes, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, environmental hazards, power shortages, water shortages and telecommunications failures. The occurrence of any of these business disruptions could seriously harm our revenue and financial condition and increase our costs and expenses. As the Company continues its consolidation of certain functions into shared service centers and movement of certain functions to lower cost countries, the probability and impact of business disruptions may be increased over time.

Terrorist acts, acts of war or other political conflicts may negatively impact the Company’s ability to manufacture and sell its products.

•	Terrorist attacks and the potential for future terrorist attacks have created many political and economic uncertainties, some of which may affect the Company’s future operating results. Future terrorist attacks, the national and international responses to such attacks, and other acts of war or hostility may affect the Company’s facilities, employees, suppliers, customers, transportation networks and supply chains, or may affect the Company in ways that are not capable of being predicted presently.

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

Lexmark’s corporate headquarters and principal development facilities are located on a 374 acre campus in Lexington, Kentucky. At December 31, 2009, the Company owned or leased 7.4 million square feet of administrative, sales, service, research and development, warehouse and manufacturing facilities worldwide. The Company’s properties are used by both PSSD and ISD. Approximately 3.7 million square feet is located in the U.S. and the remainder is located in various international locations. The Company’s principal international manufacturing facilities are located in Mexico and the Philippines. The principal domestic manufacturing facility is located in Colorado. The Company occupies facilities for development in the U.S., India and the Philippines. The Company owns approximately 67 percent of the worldwide square footage and leases the remaining 33 percent. The leased property has various lease expiration dates. The Company believes that it can readily obtain appropriate additional space as may be required at competitive rates by extending expiring leases or finding alternative space.

None of the property owned by Lexmark is held subject to any major encumbrances and the Company believes that its facilities are in good operating condition.

Item 3.	LEGAL PROCEEDINGS

The information required by this item is set forth in Note 17 of the “Notes to Consolidated Financial Statements” contained in Item 8 of Part II of this report, and is incorporated herein by reference.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Part II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Lexmark’s Class A Common Stock is traded on the New York Stock Exchange under the symbol “LXK.” As of February 19, 2010, there were 2,877 holders of record of the Class A Common Stock and there were no holders of record of the Class B Common Stock. Information regarding the market prices of the Company’s Class A Common Stock appears in Part II, Item 8, Note 19 of the Notes to Consolidated Financial Statements.

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

Issuer Purchases of Equity Securities

				Approximate Dollar
			Total Number of	Value of Shares That
	Total		Shares Purchased as	May Yet Be
	Number of		Part of Publicly	Purchased Under the
	Shares	Average Price Paid	Announced Plans or	Plans or Programs
Period	Purchased	Per Share	Programs	(In Millions) (1)

October 1-31, 2009	—	$—	—	$490.9
November 1-30, 2009	—	—	—	490.9
December 1-31, 2009	—	—	—	490.9

Total	—	$—	—

(1)	In May 2008, the Company received authorization from the Board of Directors to repurchase an additional $0.75 billion of its Class A Common Stock for a total repurchase authority of $4.65 billion. As of December 31, 2009, there was approximately $0.5 billion of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. There were no share repurchases for the three months ended December 31, 2009. As of December 31, 2009, since the inception of the program in April 1996, the Company had repurchased approximately 91.6 million shares for an aggregate cost of approximately $4.2 billion.

Performance Graph

The following graph compares cumulative total stockholder return on the Company’s Class A Common Stock with a broad performance indicator, the S&P Composite 500 Stock Index, and an industry index, the S&P 500 Information Technology Index, for the period from December 31, 2004, to December 31, 2009. The graph assumes that the value of the investment in the Class A Common Stock and each index were $100 at December 31, 2004, and that all dividends were reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURNS

	12/31/04	12/30/05	12/29/06	12/31/07	12/31/08	12/31/09
Lexmark International, Inc.	$100	$53	$86	$41	$32	$31
S&P 500 Index	100	105	121	128	81	102
S&P 500 Information Technology Index	100	101	109	127	72	117

Source: Standard & Poor’s Capital IQ

Equity Compensation Plan Information

The following table provides information about the Company’s equity compensation plans as of December 31, 2009:

(Number of Securities in Millions)

	Number of Securities to be	Weighted Average Exercise	Number of Securities
	Issued Upon Exercise of	Price of Outstanding	Remaining Available for Future
	Outstanding Options,	Options, Warrants and	Issuance Under Equity
Plan Category	Warrants and Rights	Rights (1)	Compensation Plans

Equity compensation plans approved by stockholders	10.6 (2)	$64.77	6.4 (3)
Equity compensation plans not approved by stockholders(4)	0.7	45.49	0.3

Total	11.3	$63.46	6.7

(1)	The numbers in this column represent the weighted average exercise price of stock options only.

(2)	As of December 31, 2009, of the approximately 10.6 million awards outstanding under the equity compensation plans approved by stockholders, there were approximately 9.0 million stock options (of which 8,586,000 are employee stock options and 366,000 are nonemployee director stock options), approximately 1.6 million restricted stock units (“RSUs”) and supplemental deferred stock units (“DSUs”) (of which 1,522,000 are employee RSUs and supplemental DSUs and 62,000 are nonemployee director RSUs), and 82,000 elective DSUs (of which 12,000 are employee elective DSUs and 70,000 are nonemployee director elective DSUs) that pertain to voluntary elections by certain members of management to defer all or a portion of their annual incentive compensation and by certain nonemployee directors to defer all or a portion of their annual retainer, chair retainer and/or meeting fees, that would have otherwise been paid in cash.

(3)	Of the 6.4 million shares available, 6.1 million relate to employee plans (of which 5.0 million may be granted as full-value awards) and 0.3 million relate to the nonemployee director plan.

(4)	Lexmark has only one equity compensation plan which has not been approved by its stockholders, the Lexmark International, Inc. Broad-Based Employee Stock Incentive Plan (the “Broad-Based Plan”). The Broad-Based Plan, which was established on December 19, 2000, provides for the issuance of up to 1.6 million shares of the Company’s common stock pursuant to stock incentive awards (including stock options, stock appreciation rights, performance awards, RSUs and DSUs) granted to the Company’s employees, other than its directors and executive officers. The Broad-Based Plan expressly provides that the Company’s directors and executive officers are not eligible to participate in the Plan. The Broad-Based Plan limits the number of shares subject to full-value awards (e.g., restricted stock units and performance awards) to 50,000 shares. The Company’s Board of Directors may at any time terminate or suspend the Broad-Based Plan, and from time to time, amend or modify the Broad-Based Plan, but any amendment which would lower the minimum exercise price for options and stock appreciation rights or materially modify the requirements for eligibility to participate in the Broad-Based Plan, requires the approval of the Company’s stockholders. In January 2001, all employees other than the Company’s directors, executive officers and senior managers, were awarded stock options under the Broad-Based Plan. In February 2009, certain eligible employees were awarded restricted stock units under the Broad-Based Plan. There are approximately 0.7 million awards outstanding under the equity compensation plan not approved by stockholders (of which 655,000 are in the form of stock options and 46,000 are in the form of restricted stock units).

Item 6.	SELECTED FINANCIAL DATA

The table below summarizes recent financial information for the Company. For further information refer to the Company’s Consolidated Financial Statements and Notes thereto presented under Part II, Item 8 of this Form 10-K.

(Dollars in Millions, Except per Share Data)

	2009	2008	2007	2006	2005

Statement of Earnings Data:

Revenue	$3,879.9	$4,528.4	$4,973.9	$5,108.1	$5,221.5
Cost of revenue (1)	2,570.1	2,993.8	3,410.3	3,462.1	3,585.9

Gross profit	1,309.8	1,534.6	1,563.6	1,646.0	1,635.6

Research and development	375.3	423.3	403.8	370.5	336.4
Selling, general and administrative (1)	647.8	807.3	812.8	761.8	755.1
Restructuring and related charges (1)	70.6	26.8	25.7	71.2	10.4

Operating expense	1,093.7	1,257.4	1,242.3	1,203.5	1,101.9

Operating income (1)(2)	216.1	277.2	321.3	442.5	533.7
Interest (income) expense, net	21.4	(6.1)	(21.2)	(22.1)	(26.5)
Other (income) expense, net (3)	4.6	7.4	(7.0)	5.3	6.5
Net impairment losses on securities	3.1	—	—	—	—

Earnings before income taxes (1)(2)(3)	187.0	275.9	349.5	459.3	553.7
Provision for income taxes (4)	41.1	35.7	48.7	120.9	197.4

Net earnings (1)(2)(3)(4)	$145.9	$240.2	$300.8	$338.4	$356.3
Diluted net earnings per common share (1)(2)(3)(4)	$1.86	$2.69	$3.14	$3.27	$2.91
Shares used in per share calculation	78.6	89.2	95.8	103.5	122.3
Statement of Financial Position Data:

Cash and current marketable securities	$1,132.5	$973.3	$796.1	$550.9	$888.8
Working capital	948.9	805.2	569.5	506.0	935.9
Total assets	3,354.2	3,265.4	3,121.1	2,849.0	3,330.1
Total debt	648.9	654.2	149.9	149.8	149.6
Stockholders’ equity	1,013.6	812.1	1,278.3	1,035.2	1,428.7
Other Key Data:

Net cash from operations (5)	$402.2	$482.1	$564.2	$670.9	$576.4
Capital expenditures	$242.0	$217.7	$182.7	$200.2	$201.3
Debt to total capital ratio (6)	39%	45%	10%	13%	9%

(1)	Amounts in 2009 include restructuring-related charges and project costs of $141.3 million. Restructuring-related charges of $41.4 million and $0.1 million related to accelerated depreciation on certain fixed assets are included in Cost of revenue and Selling, general and administrative, respectively. Restructuring-related charges of $70.6 million relating to employee termination benefits and contract termination charges are included in Restructuring and related charges. Project costs of $10.1 million are included in Cost of revenue, and $19.1 million are included in Selling, general and administrative.

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

Amounts in 2005 include one-time termination benefit charges of $10.4 million in connection with a workforce reduction.

(2)	Amounts in 2009, 2008, 2007 and 2006 include $20.7 million, $32.8 million, $41.3 million and $43.2 million, respectively, of pre-tax stock-based compensation expense due to the Company’s adoption of accounting guidance for share-based payments on January 1, 2006.

(3)	Amounts in 2007 include an $8.1 million pre-tax foreign exchange gain realized upon the substantial liquidation of the Company’s Scotland entity.

(4)	Amounts in 2008 include an $11.6 million benefit from nonrecurring tax items.

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

OVERVIEW

Products and Segments

Lexmark makes it easier for businesses of all sizes to move information between the digital and paper worlds. Since its inception in 1991, Lexmark has become a leading developer, manufacturer and supplier of printing and imaging solutions for the office. Lexmark’s products include laser printers, inkjet printers, multifunction devices, dot matrix printers and associated supplies, services and solutions.

The Company is primarily managed along divisional lines: PSSD and ISD.

•	PSSD primarily sells laser products and primarily serves business customers. Laser products can be divided into two major categories — shared workgroup products and lower-priced desktop products. Lexmark employs large-account sales and marketing teams, closely supported by its development and product marketing teams, to generate demand for its business printing solutions and services. The sales and marketing teams primarily focus on industries such as financial services, retail, manufacturing, education, government and health care. Lexmark also markets its laser and inkjet products through SMB teams who work closely with channel partners. Lexmark distributes and fulfills its laser products primarily through its well-established distributor and reseller network. Lexmark’s products are also sold through solution providers, which offer custom solutions to specific markets, and through direct response resellers.

•	ISD predominantly sells inkjet products to a range of customers, including SOHO users, professionals and consumers who are heavy users, as well as business users who may choose inkjet products as a lower-priced alternative or supplement to laser products. ISD also sells select laser products in certain geographies to SOHO and business users that purchase products through retail channels. Additionally, over the past couple of years, the number of customers seeking productivity-related features has driven significant growth in AIO products. Key factors promoting this trend are greater affordability of AIOs containing productivity features like wireless connectivity, full fax capabilities, automatic document feeders and duplex capabilities. Lexmark distributes its branded inkjet products and supplies through retail outlets as well as distributors and resellers worldwide. Lexmark’s sales and marketing activities are organized to meet the needs of the various geographies and the size of their markets.

The Company also sells its products through numerous alliances and OEM arrangements.

Refer to Part II, Item 8, Note 18 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s reportable segments, which is incorporated herein by reference.

Operating Results Summary

2009

The weakness of the global economy continued to impact revenue and operating income in both of the Company’s segments during 2009. This included adverse effects on global demand for both hardware and supplies in both of the Company’s segments. Additionally, Lexmark’s inkjet strategy shift that began in 2007 to transition to higher usage customers and products, and reduce sales of low-end / low-price inkjet hardware, continued to impact the Company’s inkjet unit sales and supplies revenue. The objective of this transition is to move to a smaller installed base of higher page generating units. However, in the near term, the Company sees the potential for continued erosion in end-user inkjet supplies demand due to the reduction in inkjet hardware unit sales during this transition period. In addition, the Company has experienced weakness in its OEM business over the last several years, which the Company believes could result in lower OEM inkjet and laser supplies demand. However, during 2009 the Company introduced or continued the introduction of a wide array of new hardware products in both its segments. Beginning in the fall of 2008 and continuing through the end of 2009, the Company has announced products that represent the most extensive series of laser product introductions in the Company’s history. The new product introductions have significantly strengthened the breadth and depth of the Company’s workgroup laser line, color laser line and laser MFPs. In September 2009, the Company introduced a new family of inkjet all-in-ones (including new Web-connected touch screen AIOs). This included four products in the Lexmark Professional Series, targeted for small and medium businesses. In 2009, the Company also experienced an improvement in the Company’s retail presence in U.S. Office Super Stores. The Company continues to invest in its core print technologies and product development in order to generate new Lexmark products.

Refer to the section entitled “RESULTS OF OPERATIONS” that follows for a further discussion of the Company’s results of operations.

Trends and Opportunities

Lexmark management believes that the total distributed output opportunity was between $80 and $90 billion in 2009, including hardware and supplies. This opportunity includes printers and multifunction devices as well as a declining base of copiers and fax machines that are increasingly being integrated into multifunction devices. Based on industry information, Lexmark management believes that the market declined in 2009 due to the continued global economic weakness. When global economic growth resumes, the industry could again experience low to mid-single digit annual revenue growth rates with highest growth likely to be in MFPs, color lasers and related software solutions and services and the stronger emerging countries.

Market trends driving long-term growth include:

•	Increased adoption of color and graphics output in business;

•	Advancements in electronic movement of information, driving more pages to be printed by end users when and where it is convenient to do so;

•	Continued convergence in technology between printers, scanners, copiers and fax machines into single, integrated AIO devices;

•	Increasing ability of multi-function devices and all-in-one devices to integrate into process workflow solutions and electronic content management systems; and

•	Advancements in digital photography driving the opportunity to print digital images on distributed output devices.

As a result of these market trends, Lexmark has growth opportunities in monochrome laser printers, color lasers, laser MFPs and inkjet AIOs.

Color and multifunction products continue to represent a more significant portion of the laser market. The Company’s management believes these trends will continue. Industry pricing pressure is partially offset by the tendency of customers to purchase higher value color and multifunction products and optional paper handling and finishing features as well as to purchase output through print and document management software solutions and services that help customers to optimize their document-related infrastructure to improve productivity and cost.

The inkjet product market historically has been predominantly a consumer market, but there is an increasing trend toward inkjet products being designed for SOHO and other businesses. Advancements in inkjet technology are allowing inkjet devices to print at speeds and with document quality competitive with low-end lasers and meeting business standards. Customers are increasingly seeking productivity-related features that are found in inkjet multifunction products designed for office use such as wireless and ethernet connectivity, automatic document feeders and duplex capabilities, as well as web-based applications to automate print and document related work functions. This trend represents an opportunity for the Company to pursue revenue growth opportunities with its inkjet products and solutions targeted at SOHO and business market segments.

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

Other challenges and risks faced by Lexmark include:

•	In 2009, the U.S. and other countries around the world experienced significant general economic weakness which impacted the Company’s revenue and operating income and any continuation or worsening of economic conditions could impact the Company’s future operating results.

•	The Company must compete with its larger competitors for retail shelf space allocated to printers and their associated supplies.

•	New product announcements by the Company’s principal competitors can have, and in the past, have had, a material adverse effect on the Company’s financial results.

•	With the convergence of traditional printer and copier markets, major laser competitors now include traditional copier companies.

•	The Company sees other competitors and the potential for new entrants into the market possibly having an impact on the Company’s growth and market share.

•	Historically, the Company has not experienced significant supplies pricing pressure, but if supplies pricing was to come under significant pressure, the Company’s financial results could be materially adversely affected.

•	Refill, remanufactured, clones, counterfeits and other compatible alternatives for some of the Company’s cartridges are available and compete with the Company’s supplies business. As the installed base of laser and inkjet products matures, the Company expects competitive supplies activity to increase.

•	Lexmark expects that as it competes with larger competitors, the Company may attract more frequent challenges, both legal and commercial, including claims of possible intellectual property infringement.

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

•	Lexmark is exclusively focused on delivering distributed printing and imaging, and related document solutions and services.

•	Lexmark internally develops three of the key print technologies associated with distributed printing, including inkjet, monochrome laser and color laser.

•	Lexmark has leveraged its technological capabilities and its commitment to flexibility and responsiveness to build strong relationships with large-account customers and channel partners.

Lexmark’s strategy involves the following core strategic initiatives:

•	Focus on capturing profitable supplies and service annuities generated from workgroup monochrome and color laser printers and laser MFPs; and

•	Shift the ISD strategy to focus on business customers, markets and channels that drive higher page generation and supplies usage.

Over the last several years, the Company continues to invest in product and solution development as well as solution sales. This investment has led to new products and solutions aimed at targeted growth segments as well as a pipeline of future products.

The Company’s strategy for dot matrix printers is to continue to offer high-quality products while managing cost to maximize cash flow and profit.

Refer to the section entitled “Strategy” in Item 1, which is incorporated herein by reference, for a further discussion of the Company’s strategies and initiatives.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Lexmark’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, as well as disclosures regarding contingencies. On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, doubtful accounts, inventories, stock-based compensation, intangible assets, income taxes, warranty obligations, copyright fees, restructurings, pension and other postretirement benefits, contingencies and litigation, and fair values that are based on unobservable inputs significant to the overall measurement. Lexmark bases its estimates on historical experience, market conditions, and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition

See Note 2 to the Consolidated Financial Statements in Part II, Item 8 for information regarding the Company’s policy for revenue recognition. For customer programs and incentives, Lexmark records estimated reductions to revenue at the time of sale for customer programs and incentive offerings including special pricing agreements, promotions and other volume-based incentives. Estimated reductions in revenue are based upon historical trends and other known factors at the time of sale. Lexmark also records estimated reductions to revenue for price protection, which it provides to substantially all of its distributor and reseller customers. The amount of price protection is limited based on the amount of dealers’ and resellers’ inventory on hand (including in-transit inventory) as of the date of the price change. If market conditions were to decline, Lexmark may take actions to increase customer incentive offerings or reduce prices, possibly resulting in an incremental reduction of revenue at the time the incentive is offered.

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

Restructuring

Lexmark records a liability for a cost associated with an exit or disposal activity at its fair value in the period in which the liability is incurred, except for liabilities for certain employee termination benefit charges that are accrued over time. Employee termination benefits associated with an exit or disposal activity are accrued when the obligation is probable and estimable as a postemployment benefit obligation when local statutory requirements stipulate minimum involuntary termination benefits or, in the absence of local statutory requirements, termination benefits to be provided are similar to benefits provided in prior restructuring activities. Employee termination benefits accrued as probable and estimable often require judgment by the Company’s management as to the number of employees being separated and the related salary levels, length of employment with the Company and various other factors related to the separated employees that could affect the amount of employee termination benefits being accrued. Such estimates could change in the future as actual data regarding separated employees becomes available.

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

For contract termination costs, Lexmark records a liability for costs to terminate a contract before the end of its term when the Company terminates the agreement in accordance with the contract terms or when the Company ceases using the rights conveyed by the contract. The liability is recorded at fair value in the period in which it is incurred, taking into account the effect of estimated sublease rentals that could be reasonably obtained which may be different than company-specific intentions.

Warranty

Lexmark provides for the estimated cost of product warranties at the time revenue is recognized. The amounts accrued for product warranties are based on the quantity of units sold under warranty, estimated product failure rates, and material usage and service delivery costs. The estimates for product failure rates and material usage and service delivery costs are periodically adjusted based on actual results. For extended warranty programs, the Company defers revenue in short-term and long-term liability accounts (based on the extended warranty contractual period) for amounts invoiced to customers for these programs and recognizes the revenue ratably over the contractual period. Costs associated with extended warranty programs are expensed as incurred. To minimize warranty costs, the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers. Should actual product failure rates, material usage or service delivery costs differ from the Company’s estimates, revisions to the estimated warranty liability may be required.

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

Pension and Other Postretirement Plans

The Company’s pension and other postretirement benefit costs and obligations are dependent on various actuarial assumptions used in calculating such amounts. The non-U.S. pension plans are not significant and use economic assumptions similar to the U.S. pension plan, a defined benefit plan. Significant assumptions the Company must review and set annually related to its pension and other postretirement benefit obligations are:

•	Expected long-term return on plan assets — based on long-term historical actual asset return information, the mix of investments that comprise plan assets and future estimates of long-term investment returns by reference to external sources. The Company also includes an additional return for active management, when appropriate, and deducts various expenses.

•	Discount rate — reflects the rates at which benefits could effectively be settled and is based on current investment yields of high-quality fixed-income investments. The Company uses a yield-curve approach to determine the assumed discount rate in the U.S. based on the timing of the cash flows of the expected future benefit payments.

•	Rate of compensation increase — based on the Company’s long-term plans for such increases. Effective April 2006, this assumption is no longer applicable to the U.S. pension plan due to the benefit accrual freeze in connection with the Company’s 2006 restructuring actions.

Plan assets are invested in equity securities, government and agency securities, mortgage-backed securities, commercial mortgage-backed securities, asset-backed securities, corporate debt, annuity contracts and other securities. The U.S. pension plan comprises a significant portion of the assets and liabilities relating to the Company’s pension plans. The investment goal of the U.S. pension plan is to achieve an adequate net investment return in order to provide for future benefit payments to its participants. Asset allocation percentages are targeted to be 65% equity and 35% fixed income investments. The U.S. pension plan employed professional investment managers during 2009 to invest in new asset classes, including international developed equity, emerging market equity, high yield bonds and emerging market debt. Each investment manager operates under an investment management contract that includes specific investment guidelines, requiring among other actions, adequate diversification, prudent use of derivatives and standard risk management practices such as portfolio constraints relating to established benchmarks. The U.S. pension plan currently uses a combination of both active management and passive index funds to achieve its investment goals.

The Company has elected to primarily use the market-related value of plan assets rather than fair value to determine expense which, under the accounting guidance, allows gains and losses to be recognized in a systematic and rational manner over a period of no more than five years. As a result of this deferral process, for the U.S. pension plan, pension expense was increased by $5 million in 2009 and $4 million in 2010, due to the recognition of the gains and losses for the respective prior five years. The expected increase in the 2010 pension expense for U.S. pension plan would have been approximately $10 million had the Company not deferred the differences between actual and expected asset returns on equity investments.

Actual results that differ from assumptions that fall outside the “10% corridor,” as defined by accounting guidance on employers’ accounting for pensions, are accumulated and amortized over the estimated future service period of active plan participants. For 2009, a 25 basis point change in the assumptions for asset return and discount rate would not have had a significant impact on the Company’s results of operations.

The accounting guidance for employers’ defined benefit pension and other postretirement plans requires recognition of the funded status of a benefit plan in the statement of financial position and recognition in other comprehensive earnings of certain gains and losses that arise during the period, but are deferred under pension accounting rules.

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

Under the accounting guidance regarding uncertainty in income taxes, a tax position must meet the minimum recognition threshold of “more-likely-than-not” before being recognized in the financial statements. The evaluation of a tax position in accordance with this guidance is a two-step process. The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any litigation. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution.

Uncertain tax positions at year-end 2009 and 2008 were evaluated using the two-step process described in the paragraphs above.

The Company adopted the guidance on accounting for uncertainty in income taxes on January 1, 2007. As a result, the Company reduced its liability for unrecognized tax benefits and related interest and penalties by $7.3 million, which resulted in a corresponding increase in the Company’s January 1, 2007 retained earnings balance. The Company also recorded an increase in its deferred tax assets of $8.5 million and a corresponding increase in its liability for unrecognized tax benefits as a result of adoption.

Contingencies and Litigation

In accordance with FASB guidance on accounting for contingencies, Lexmark records a provision for a loss contingency when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes it has adequate provisions for any such matters.

Copyright Fees

Certain countries (primarily in Europe) and/or collecting societies representing copyright owners’ interests have taken action to impose fees on devices (such as scanners, printers and multifunction devices) alleging the copyright owners are entitled to compensation because these devices enable reproducing copyrighted content. Other countries are also considering imposing fees on certain devices. The amount of fees would depend on the number of products sold and the amounts of the fee on each product, which will vary by product and by country. The Company has accrued amounts that represent its best estimate of the copyright fee issues currently pending. Such estimates could change as the litigation and/or local legislative processes draw closer to final resolution.

Environmental Remediation Obligations

Lexmark accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. In the early stages of a remediation process, particular components of the overall obligation may not be reasonably estimable. In this circumstance, the Company recognizes a liability for the best estimate (or the minimum amount in a range if no best estimate is available) of the cost of the remedial investigation-feasibility study, related consultant and external legal fees, and for any other component remediation costs that can be reasonably estimated. Accruals are adjusted as further information develops or circumstances change. Recoveries from other parties are recorded as assets when their receipt is deemed probable.

Fair Value

The Company currently uses recurring fair value measurements in several areas including marketable securities, pension plan assets and derivatives. The Company uses fair value in measuring certain nonrecurring items as well, as instructed under existing authoritative accounting guidance.

Fair value accounting guidance defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As part of the framework for measuring fair value, the guidance establishes a hierarchy of inputs to valuation techniques used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

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

The Company utilizes observable market data, when available, to determine fair value. However, in certain situations, there may be little or no market data available at the measurement date, thus requiring the use of significant unobservable inputs. To the extent that a valuation is based on models, inputs or assumptions that are less observable in the market, the determination of fair value requires more judgment. Such measurements are generally classified as Level 3 within the fair value hierarchy.

Fair value measurements of assets and liabilities are assigned a level within the fair value hierarchy based on the lowest level of any input that is significant to the fair value measurement in its entirety. In determining where measurements lie in the fair value hierarchy, the Company uses assumptions regarding the general characteristics of each type of investment as the starting point. The Company then downgrades individual investments to a lower level as necessary based on specific facts and circumstances, such as a security becoming distressed or a decrease in pricing inputs.

Uncertainty in the capital markets has presented additional challenges with respect to valuing certain investments the Company holds. In the case of auction rate securities in which auctions were unsuccessful, observable pricing data was not available resulting in the Company performing a discounted cash flow analysis based on assumptions that it believes market participants would use with regard to such items as expected cash flows and discount rates adjusted for liquidity premiums. The Company refined its methodology for valuing its auction rate securities in 2009 and made changes to certain assumptions significant to the valuation including (1) the auction rate market will remain illiquid and auctions will continue to fail causing the interest rate to be the maximum applicable rate and (2) the securities will not be redeemed. These assumptions resulted in discounted cash flow analysis being performed through the legal maturities of these securities, ranging from the year 2032 through 2040, or in the case of the auction rate preferred stock, through the mandatory redemption date of year-end 2021. In contrast, at year-end 2008, the company assumed redemption dates in the year 2010 for these securities. Though the change in assumptions did result in lower fair values for these securities, the fair value adjustments were not material to the Company’s overall marketable securities portfolio. Valuation of these securities as well as a smaller number of distressed debt securities and certain asset-backed and mortgaged-backed securities can be very subjective. Estimates and assumptions could be revised in the future depending on market conditions and changes in the economy.

In April 2009, the FASB issued guidance for determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. In response to the guidance, the Company has added additional steps, starting in the second quarter of 2009, to its fair value practices described above with respect to the consensus pricing methodology used in the valuation of most of the securities in which it has invested. The Company has implemented more comprehensive procedures to review the number of pricing inputs received as well as the variability in the pricing data utilized in the overall valuation. For securities in which the number of pricing inputs used is less than expected or there is significant variability in the pricing inputs, the Company has tested that the final consensus price is within a reasonable range of fair value through corroboration with other sources of price data. The Company will likely continue to refine its fair value assurance procedures as it pursues more cost-effective methods of obtaining such assurances in the future. See Note 2 to the Consolidated Financial Statements in Part II, Item 8 for more information regarding the fair value accounting guidance issued in 2009.

Effective January 1, 2009, the Company began applying the valuation concepts of the fair value measurements guidance to its nonrecurring, nonfinancial fair value measurements. These measurements are most often based on inputs or assumptions that are less observable in the market, thus requiring more judgment on the part of the Company in estimating fair value. Determination of the most advantageous market (when no principal market exists) and the highest and best use of an asset from the perspective of market participants can result in fair value measurements that differ from estimates based on the Company’s specific intentions for the asset.

See Note 3 to the Consolidated Financial Statements in Part II, Item 8 for more information regarding the Company’s fair value measurements and valuation practices.

Other-Than-Temporary Impairment of Marketable Securities

The Company records its investments in marketable securities at fair value through accumulated other comprehensive earnings using the valuation practices discussed in the fair value section above. Once these investments have been marked to market, the Company must assess whether or not its individual unrealized loss positions contain other-than-temporary impairment (“OTTI”). If an unrealized position is deemed OTTI, then the unrealized loss, or a portion thereof, must be recognized in earnings. The Company’s portfolio is made up almost entirely of debt securities for which OTTI must be recognized in accordance with the FASB OTTI guidance effective in the second quarter of 2009. The model in this guidance requires that an entity recognize OTTI in earnings for the entire unrealized loss position if the entity intends to sell or it is more likely than not the entity will be required to sell the debt security before its anticipated recovery of its amortized cost basis. If the entity does not expect to sell the debt security, but the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss is deemed to exist and OTTI shall be considered to have occurred. However, in this case, the OTTI is separated into two components, the amount representing the credit loss which is recognized in earnings and the amount related to all other factors which is recognized in other comprehensive income under the new guidance. See Note 2 to the Consolidated Financial Statements in Part II, Item 8 for more details regarding this guidance. The Company’s policy considers various factors in making these two assessments.

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

Given the uncertainty in the current economic environment and the level of judgment required to make the assessments above, the final outcomes of the Company’s investments in debt securities could prove to be different than the results reported. Issuers with good credit standings and relatively solid financial conditions may not be able to fulfill their obligations ultimately. Furthermore, the Company could reconsider its decision not to sell a security depending on changes in its own cash flow projections as well as changes in the regulatory and economic environment that may indicate that selling a security is advantageous to the Company. Historically, the Company has incurred a low amount of realized losses from sales of marketable securities.

See Note 6 to the Consolidated Financial Statements in Part II, Item 8 for more information regarding the Company’s marketable securities.

Goodwill

The Company assesses its goodwill annually or upon the occurrence of a triggering event that leads management to believe it is more likely than not that an impairment exists, such as the market capitalization of the overall Company being less than its carrying value. The Company’s goodwill assets are immaterial, and therefore are not separately presented in the Consolidated Statements of Financial Position. The fair value of each reporting unit tested at December 31, 2009 was substantially in excess of its carrying value.

Long-Lived Assets

Lexmark performs reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition are insufficient to recover the carrying value of the assets, then an impairment loss is recognized based upon the excess of the carrying value of the assets over the fair value of the assets. Such an impairment review incorporates estimates of forecasted revenue and costs that may be associated with an asset as well as the expected periods that an asset may be utilized. Fair value is determined based on the highest and best use of the assets considered from the perspective of market participants, which may be different than the Company’s actual intended use of the asset.

Lexmark also reviews any legal and contractual obligations associated with the retirement of its long-lived assets and records assets and liabilities, as necessary, related to such obligations. The asset recorded is amortized over the useful life of the related long-lived tangible asset. The liability recorded is relieved when the costs are incurred to retire the related long-lived tangible asset. Each obligation is estimated based on current law and technology; accordingly, such estimates could change as the Company periodically evaluates and revises such estimates based on expenditures against established reserves and the availability of additional information. The Company’s asset retirement obligations are currently not material to the Company’s Consolidated Statements of Financial Position.

RESULTS OF OPERATIONS

Operations Overview

Key Messages

Lexmark is focused on driving long-term performance by strategically investing in technology, products and solutions to secure high value product installations and capture profitable supplies and service annuities in document and print intensive segments of the distributed printing market.

•	The PSSD strategy is primarily focused on capturing profitable supplies and service annuities generated from workgroup monochrome and color laser printers and laser MFPs.

•	The ISD strategy is to build a profitable, growing and sustainable inkjet business derived from a more productive and higher page generating installed base of products and solutions that serve SOHO and business users.

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

2009 Business Factors

The weakness of the global economy impacted revenue and operating income in both of the Company’s segments during 2009. Lexmark continued to take actions to reduce cost and expenses worldwide and improve the efficiency of the Company’s manufacturing operations and, as a result, the Company announced additional restructuring actions in January, April and October of 2009. See “Restructuring and Related Charges and Project Costs” that follows for further discussion.

PSSD

During 2009, Lexmark continued its investments in PSSD through new products and technology. With the introduction of new laser products that began in the fall of 2008 and continued through the end of 2009, the Company has announced products that represent the most extensive series of laser product introductions in the Company’s history. The new product introductions have significantly strengthened the breadth and depth of the Company’s monochrome laser line, color laser line and laser MFPs.

ISD

The Company undertook a significant shift in ISD strategy that began in 2007 and continued through 2009 that has aggressively shifted the Company’s ISD focus to geographic regions, product segments and customers that generate higher page usage. The strategy shift and related initiatives have yielded the following for the Company’s ISD segment since 2007:

•	The introduction of new products such as Lexmark’s Professional Series, including the introduction in September 2009 of inkjet AIOs (including new Web-connected touch screen AIOs) targeted for small and medium businesses;

•	An increasing amount of industry recognition and awards for its inkjet products; and

•	An improvement in the Company’s retail presence in U.S. Office Super Stores.

By strengthening the Company’s focus on the sales of higher end, higher page generating inkjet devices, the longer term ISD objective is to ultimately stabilize and grow supplies revenue based on a smaller installed base of higher page generating devices.

Operating Results Summary

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto. The following table summarizes the results of the Company’s operations for the years ended December 31, 2009, 2008 and 2007:

	2009		2008		2007

(Dollars in Millions)	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev
Revenue	$3,879.9	100%	$4,528.4	100%	$4,973.9	100%
Gross profit	1,309.8	34%	1,534.6	34%	1,563.6	31%
Operating expense	1,093.7	28%	1,257.4	28%	1,242.3	25%
Operating income	216.1	6%	277.2	6%	321.3	6%
Net earnings	$145.9	4%	$240.2	5%	$300.8	6%

During 2009, total revenue was $3.9 billion or down 14% from 2008. Laser and inkjet supplies revenue decreased 12% year-to-year (“YTY”) while laser and inkjet hardware revenue decreased 22% YTY. In PSSD, revenue decreased 12% YTY while revenue in ISD decreased 19% YTY.

During 2008, total revenue was $4.5 billion or down 9% from 2007. Laser and inkjet supplies revenue decreased 4% YTY while laser and inkjet hardware revenue decreased 20% YTY. In PSSD, revenue decreased 1% YTY while revenue in ISD decreased 22% YTY.

Net earnings for the year ended December 31, 2009 decreased 39% from the prior year primarily due to lower operating income and lower interest and other income/expense, net. Net earnings in 2009 included $141.3 million of pre-tax restructuring-related charges and project costs in connection with the execution of the Company’s restructuring plans. The Company uses the term “project costs” for incremental charges related to the execution of its restructuring plans. See “Restructuring and Related Charges and Project Costs” that follows for further discussion.

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

Revenue

The following tables provide a breakdown of the Company’s revenue by product category, hardware unit shipments and market segment:

Revenue by product:

(Dollars in Millions)	2009	2008	% Change	2008	2007	% Change
Laser and inkjet printers	$938.8	$1,196.8	(22)%	$1,196.8	$1,498.3	(20)%
Laser and inkjet supplies	2,751.8	3,117.5	(12)%	3,117.5	3,248.6	(4)%
Other	189.3	214.1	(12)%	214.1	227.0	(6)%

Total revenue	$3,879.9	$4,528.4	(14)%	$4,528.4	$4,973.9	(9)%

Unit shipments:

(Units in Millions)	2009	2008	2007
Laser units	1.5	1.9	2.1
Inkjet units	4.2	6.6	12.1

During 2009, laser and inkjet supplies revenue decreased 12% YTY as the Company experienced declines in both laser and inkjet supplies. Laser and inkjet hardware revenue decreased 22% primarily due to declines in laser and inkjet units.

During 2008, laser and inkjet supplies revenue decreased 4% YTY as growth in laser supplies was more than offset by a decline in inkjet supplies. Laser and inkjet hardware revenue decreased 20% primarily due to declines in laser and inkjet units.

During 2009, 2008 and 2007, one customer, Dell, accounted for $496 million or approximately 13%, $596 million or approximately 13% and $717 million or approximately 14%, of the Company’s total revenue, respectively. Sales to Dell are included in both PSSD and ISD.

Revenue by division:

(Dollars in Millions)	2009	2008	% Change	2008	2007	% Change
PSSD	$2,624.9	$2,981.6	(12)%	$2,981.6	$2,999.2	(1)%
ISD	1,255.0	1,546.8	(19)%	1,546.8	1,974.7	(22)%

Total revenue	$3,879.9	$4,528.4	(14)%	$4,528.4	$4,973.9	(9)%

PSSD

During 2009, revenue in PSSD decreased $357 million or 12% compared to 2008 due to a 19% decline in laser hardware revenue as well as a decrease in laser supplies revenue. The lower laser hardware revenue was due to lower unit volume and negative impact of currency, partially offset by a positive mix of workgroup and MFP devices. Laser hardware unit shipments decreased approximately 21% YTY primarily due to lower low-end mono-laser units, partially offset by unit growth in laser MFPs and single function color devices. Laser hardware AUR, which reflects the changes in both pricing and mix, increased approximately 4% YTY due to a positive product mix shift toward workgroup and MFP devices.

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

ISD

During 2009, revenue in ISD decreased $292 million or 19% compared to 2008 due to decreased inkjet hardware and supplies revenue. Hardware revenue declined 28% YTY due to lower unit shipments and negative net price impacts as well as negative foreign currency impacts, partially offset by an improvement in mix toward higher end devices. Management believes supplies revenue declined YTY due to the impact on end-user demand of broad global economic weakness and shrinkage in the installed base of inkjet products and an associated decline in end-user demand for inkjet supplies. Inkjet hardware unit shipments declined 37% YTY principally due to the Company’s decision to prioritize certain markets, segments and customers and to reduce or eliminate others. Inkjet hardware AUR increased 13% YTY due to favorable product mix shift.

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

Revenue by geography:

The following table provides a breakdown of the Company’s revenue by geography:

(Dollars in Millions)	2009	% of Total	2008	% of Total	% Change	2008	2007	% of Total	% Change

United States	$1,672.1	43%	$1,864.8	41%	(10)%	$1,864.8	$2,140.3	43%	(13)%

EMEA (Europe, the Middle East & Africa)	1,453.9	38%	1,742.9	39%	(17)%	1,742.9	1,827.2	37%	(5)%

Other International	753.9	19%	920.7	20%	(18)%	920.7	1,006.4	20%	(9)%

Total revenue	$3,879.9	100%	$4,528.4	100%	(14)%	$4,528.4	$4,973.9	100%	(9)%

During 2009, revenue decreased in all geographies due to lower laser and inkjet supplies and hardware revenue. Currency exchange rates had a 3% unfavorable impact on revenue for the year 2009.

During 2008, revenue decreased in all geographies primarily due to lower laser and inkjet hardware revenue as well as lower inkjet supplies revenue. Currency exchange rates had a 2% favorable impact on revenue for the year 2008.

Gross Profit

The following table provides gross profit information:

(Dollars in Millions)	2009	2008	Change	2008	2007	Change
Gross profit dollars	$1,309.8	$1,534.6	(15)%	$1,534.6	$1,563.6	(2)%
% of revenue	33.8%	33.9%	(0.1)pts	33.9%	31.4%	2.5pts

During 2009, consolidated gross profit decreased when compared to the prior year while gross profit as a percentage of revenue was relatively flat when compared to the prior year. The gross profit margin versus the prior period was impacted by a 2.4 percentage point increase due to a favorable mix shift among products, reflecting a lower relative percentage of hardware versus supplies, and a 2.1 percentage point decrease due to product margins as well as a 0.4 percentage point decrease attributable to higher YTY restructuring-related actions. Gross profit in 2009 included $51.5 million of restructuring-related charges and project costs in connection with the Company’s restructuring activities. See “Restructuring and Related Charges and Project Costs” that follows for further discussion.

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

Operating Expense

The following table presents information regarding the Company’s operating expenses during the periods indicated:

	2009		2008		2007
(Dollars in Millions)	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev
Research and development	$375.3	9.7%	$423.3	9.3%	$403.8	8.1%
Selling, general & administrative	647.8	16.7%	807.3	17.9%	812.8	16.4%
Restructuring and related charges	70.6	1.8%	26.8	0.6%	25.7	0.5%

Total operating expense	$1,093.7	28.2%	$1,257.4	27.8%	$1,242.3	25.0%

Research and development decreased in 2009 compared to the prior year primarily due to the Company’s efforts to reduce these operating expenses through platform consolidations and increased productivity. Research and development increased in 2008 compared to the prior year primarily due to the Company’s investment to support laser product and solution development.

Selling, general and administrative (“SG&A”) expenses in 2009 decreased YTY primarily driven by lower selling expenses along with lower general and administrative expenses. SG&A expenses in 2008 decreased YTY due to lower general and administrative expenses. The lower SG&A expenses for both years were attributable to savings realized from the Company’s restructuring actions. Additionally, SG&A expenses in 2009 and 2008 included project costs related to the Company’s restructuring activities. See discussion below of restructuring-related charges and project costs included in the Company’s operating expenses for the years presented in the table above.

In 2009, the Company incurred $89.8 million of restructuring-related charges and project costs due to the Company’s restructuring plans. Of the $89.8 million of total restructuring-related charges and project costs incurred in 2009, $19.2 million is included in Selling, general and administrative while $70.6 million is included in Restructuring and related charges on the Company’s Consolidated Statements of Earnings.

In 2008, the Company incurred $50.2 million of restructuring-related charges and project costs due to the Company’s restructuring plans. Of the $50.2 million of total restructuring-related charges and project costs incurred in 2008, $23.4 million is included in Selling, general and administrative while $26.8 million is included in Restructuring and related charges on the Company’s Consolidated Statements of Earnings.

In 2007, the Company incurred $35.0 million of restructuring-related charges and project costs in connection with the Company’s restructuring plans. Of the $35.0 million of total restructuring-related charges and project costs incurred in 2007, $9.3 million (net of a $3.5 million pre-tax gain on the sale of the Rosyth, Scotland facility) is included in Selling, general and administrative while $25.7 million is included in Restructuring and related charges on the Company’s Consolidated Statements of Earnings.

See “Restructuring and Related Charges and Project Costs” that follows for further discussion of the Company’s restructuring plans.

Operating Income (Loss)

The following table provides operating income by market segment:

(Dollars in Millions)	2009	2008	Change		2008	2007	Change

PSSD	$379.3	$497.1	(24)%		$497.1	$612.0	(19)%
% of revenue	14.4%	16.7%	(2.3	)pts	16.7%	20.4%	(3.7	)pts
ISD	114.3	137.1	(17)%		137.1	93.4	47%
% of revenue	9.1%	8.9%	0.2	pts	8.9%	4.7%	4.2	pts
All other	(277.5)	(357.0)	22%		(357.0)	(384.1)	7%

Total operating income (loss)	$216.1	$277.2	(22)%		$277.2	$321.3	(14)%
% of total revenue	5.6%	6.1%	(0.5	)pts	6.1%	6.5%	(0.4	)pts

For the year ended December 31, 2009, the decrease in consolidated operating income was due to decreased gross profits partially offset by lower operating expenses. Operating income for PSSD and ISD decreased YTY due to lower supplies revenue reflecting lower volumes, partially offset by lower operating expenses.

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

During 2009, the Company incurred total pre-tax restructuring-related charges and project costs of $64.6 million in PSSD, $44.4 million in ISD and $32.3 million in All other. During 2008, the Company incurred total pre-tax restructuring-related charges and project costs of $24.4 million in PSSD, $27.3 million in ISD and $41.0 million in All other. During 2007, the Company incurred restructuring-related charges and project costs of $12.1 million in PSSD, $12.2 million in ISD and $27.7 million in All other. See “Restructuring and Related Charges and Project Costs” that follows for further discussion.

Interest and Other

The following table provides interest and other information:

(Dollars in Millions)	2009	2008	2007

Interest (income) expense, net	$21.4	$(6.1)	$(21.2)
Other (income) expense, net	4.6	7.4	(7.0)
Net impairment losses on securities	3.1	—	—

Total interest and other (income) expense, net	$29.1	$1.3	$(28.2)

Total interest and other (income) expense, net, was expense of $29 million in 2009 compared to expense of $1 million in 2008. The 2009 net expense increase YTY was primarily due to lower interest income from declining interest rates on the Company’s investments and lower investment balances as well as increased interest expense from the $650 million debt the Company issued in May 2008.

Total interest and other (income) expense, net, was expense of $1 million in 2008 compared to income of $28 million in 2007. The 2008 decrease YTY was primarily due to increased interest expense from the $650 million debt the Company issued in May 2008 as well as the $8 million pre-tax gain the Company recognized in 2007 from the substantial liquidation of the Company’s Scotland entity that did not recur in 2008. Additionally, the Company recognized $8 million in net losses in 2008 related to its marketable securities.

Provision for Income Taxes and Related Matters

The Company’s effective income tax rate was approximately 22.0%, 12.9% and 13.9% in 2009, 2008 and 2007, respectively. See Note 12 to the Consolidated Financial Statements in Part II, Item 8 for a reconciliation of the Company’s effective tax rate to the U.S. statutory rate.

The 9.1 percentage point increase of the effective tax rate from 2008 to 2009 was due to a geographic shift in earnings (5.1 percentage points) toward higher tax jurisdictions in 2009 and the reversal of previously-accrued taxes (3.1 percentage points) in 2008 that did not recur in 2009, along with a variety of other factors (0.9 percentage points).

The 1.0 percentage point reduction of the effective tax rate from 2007 to 2008 was due to a reduction of 5.3 percentage points, primarily related to the geographic shift in earnings to lower tax jurisdictions in 2008, along with a variety of other factors, partially offset by a smaller amount of reversals and adjustments to previously accrued taxes in 2008 (increase of 4.3 percentage points) when compared to reversals and adjustments recorded in 2007. During 2008, the Company reversed $11.6 million of previously accrued taxes principally due to the settlement of the U.S. tax audit for years 2004 and 2005, while in 2007, the Company reversed a total of $29.6 million of previously accrued taxes which pertained to the settlement of a tax audit outside the U.S. and other adjustments to previously recorded tax amounts.

Net Earnings

Net earnings for the year ended December 31, 2009 decreased 39% from the prior year primarily due to lower operating income and lower interest and other income/expense, net. Net earnings in 2009 included $141.3 million of pre-tax restructuring-related charges and project costs in connection with the Company’s restructuring activities versus $92.7 million in 2008. See “Restructuring and Related Charges and Project Costs” that follows for further discussion.

Net earnings for the year ended December 31, 2008 decreased 20% from the prior year primarily due to lower operating income partially offset by a lower effective tax rate. Net earnings in 2008 included $92.7 million of pre-tax restructuring-related charges and project costs in connection with the Company’s restructuring activities versus $52.0 million in 2007. See “Restructuring and Related Charges and Project Costs” that follows for further discussion. Net earnings in 2008 also included $12 million of non-recurring tax benefits.

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

Earnings per Share

The following table summarizes basic and diluted net earnings per share:

	2009	2008	2007

Net earnings per share:
Basic	$1.87	$2.70	$3.16
Diluted	1.86	2.69	3.14

For the year ended December 31, 2009, the decreases in basic and diluted net earnings per share YTY were attributable to decreased earnings partially offset by the decreases in the average number of shares outstanding.

For the year ended December 31, 2008, the decreases in basic and diluted net earnings per share YTY were attributable to decreased earnings partially offset by the decreases in the average number of shares outstanding, primarily due to the Company’s stock repurchases.

RESTRUCTURING AND RELATED CHARGES AND PROJECT COSTS

Summary of Restructuring Impacts

The Company’s 2009 financial results are impacted by its ongoing restructuring plans and related projects and are discussed in further detail below. Project costs consist of additional charges related to the execution of the restructuring plans. These project costs are incremental to the Company’s normal operating charges and are expensed as incurred, and include such items as compensation costs for overlap staffing, travel expenses, consulting costs and training costs. The table below summarizes the 2009 financial impacts of the Company’s restructuring plans and related projects.

For the year ended December 31, 2009, the Company incurred charges, including project costs, of $141.3 million for the Company’s restructuring plans as follows:

	2009 Actions*	2008 Action	2007 Action	2006 Action
	Restructuring-	Restructuring-	Restructuring-	Restructuring-
	related	related	related	related
	Charges	Charges	Charges	Charges	Project
(In Millions)	(Note 4)	(Note 4)	(Note 4)	(Note 4)	Costs	Total

Accelerated depreciation charges/project costs	$41.2	$(1.5)	$1.8	$—	$10.1	$51.6
Employee termination benefit charges/project costs	66.7	—	3.1	(0.6)	19.1	88.3
Contract termination and lease charges	1.0	—	0.4	—	—	1.4

Total restructuring-related charges/project costs	$108.9	$(1.5)	$5.3	$(0.6)	$29.2	$141.3

*	Amounts represent a combined total for all 2009 Restructuring Actions. Please see below for separate details regarding each plan.

The Company incurred $51.5 million of accelerated depreciation charges and project costs in Cost of revenue and $0.1 million in Selling, general and administrative on the Consolidated Statements of Earnings. Total employee termination benefits and contract termination and lease charges of $70.6 million are included in Restructuring and related charges while $19.1 million of related project costs are included in Selling, general and administrative on the Consolidated Statements of Earnings.

For the year ended December 31, 2009, the Company incurred restructuring and related charges and project costs related to its restructuring plans of $64.6 million in PSSD, $44.4 million in ISD and $32.3 million in All other.

In the first quarter of 2010, the Company expects savings of approximately $55 million from the 2007, 2008 and 2009 restructuring actions. In 2010 due to the 2009 restructuring actions, the Company expects restructuring and related costs and expenses to be approximately $65 million, with $17 million expected to be incurred in the first quarter.

October 2009 Restructuring Plan

General

As part of Lexmark’s ongoing plans to improve the efficiency and effectiveness of all of our operations, the Company announced restructuring actions (the “October 2009 Restructuring Plan”) on October 20, 2009. The Company continues its focus on refining its selling and service organization, reducing its general and administrative expenses, consolidating its cartridge manufacturing capacity, and enhancing the efficiency of its supply chain infrastructure. The actions taken will reduce cost and expense across the organization, with a focus in manufacturing and supply chain, service delivery overhead, marketing and sales support, corporate overhead and development positions as well as reducing cost through consolidation of facilities in supply chain and cartridge manufacturing. The Company expects these actions to be principally completed by the end of the first quarter of 2011.

The October 2009 Restructuring Plan is expected to impact about 825 positions worldwide and should result in total pre-tax charges of approximately $120 million. Charges of $63.5 million were incurred in 2009, with approximately $56.5 million expected to be incurred in 2010 — 2011. The company expects the total cash cost of this plan to be approximately $105 million.

Lexmark expects the October 2009 Restructuring Plan to generate savings of approximately $70 million in 2010, and ongoing savings beginning in 2011 of approximately $110 million. These ongoing savings should be split approximately 60% to operating expense and 40% to cost of goods sold. Ongoing cash savings of approximately $105 million are expected beginning in 2011.

Impact to 2009 Financial Results

For the year ended December 31, 2009, the Company incurred charges of $63.5 million for the October 2009 Restructuring Plan as follows:

	October 2009
	Restructuring-
	related
	Charges	Project
(In Millions)	(Note 4)	Costs	Total

Accelerated depreciation charges/project costs	$6.2	$0.9	$7.1
Employee termination benefit charges/project costs	52.4	3.0	55.4
Contract termination and lease charges	1.0	—	1.0

Total restructuring-related charges/project costs	$59.6	$3.9	$63.5

The Company incurred $7.1 million of accelerated depreciation charges and project costs in Cost of revenue on the Consolidated Statements of Earnings. Employee termination benefit charges of $52.4 million and contract termination and lease charges of $1.0 million are included in Restructuring and related charges, and $3.0 million of related project costs are included in Selling, general and administrative on the Company’s Consolidated Statements of Earnings.

For the year ended December 31, 2009, the Company incurred restructuring and related charges and project costs related to the October 2009 Restructuring Plan of $47.0 million in PSSD, $4.2 million in ISD and $12.3 million in All other.

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits and contract termination and lease charges in connection with the October 2009 Restructuring Plan. Of the total $50.9 million restructuring liability, $23.6 million is included in Accrued liabilities and $27.3 million is included in Other liabilities on the Company’s Consolidated Statements of Financial Position.

	Employee	Contract
	Termination	Termination &
	Benefits	Lease Charges	Total

Balance at January 1, 2009	$—	$—	$—
Costs incurred	51.5	1.0	52.5
Payments & Other (1)	(1.5)	—	(1.5)
Reversals (2)	(0.1)	—	(0.1)

Balance at December 31, 2009	$49.9	$1.0	$50.9

(1)	Other consists of changes in the liability balance due to foreign currency translations.

(2)	Reversals due to changes in estimates for employee termination benefits

April 2009 Restructuring Plan

General

As part of Lexmark’s ongoing plan to consolidate manufacturing capacity and reduce costs and expenses worldwide, the Company announced on April 21, 2009 the planned closure of its inkjet cartridge manufacturing facility in Juarez, Mexico by the end of the first quarter of 2010 as well as the continued restructuring of its worldwide workforce (the “April 2009 Restructuring Plan”). The April 2009 Restructuring Plan is expected to impact about 360 positions worldwide, with approximately 270 coming from the closure of the facility in Juarez, Mexico. The Company expects the April 2009 Restructuring Plan will result in total pre-tax charges of approximately $50.0 million with cash costs estimated at $10.0 million. The Company expects the April 2009 Restructuring Plan to be substantially completed by the end of the second quarter of 2010 and currently expects total 2010 savings of more than $20.0 million.

Impact to 2009 Financial Results

For the year ended December 31, 2009, the Company incurred charges of $44.3 million for the April 2009 Restructuring Plan as follows:

	April 2009
	Restructuring-
	related Charges
(In Millions)	(Note 4)	Project Costs	Total

Accelerated depreciation charges/project costs	$34.7	$2.3	$37.0
Employee termination benefit charges/project costs	5.9	1.4	7.3

Total restructuring-related charges/project costs	$40.6	$3.7	$44.3

The Company incurred $37.0 million of accelerated depreciation charges and project costs in Cost of revenue on the Consolidated Statements of Earnings. Total employee termination benefit charges of $5.9 million are included in Restructuring and related charges, and $1.4 million of related project costs are included in Selling, general and administrative on the Company’s Consolidated Statements of Earnings.

For the year ended December 31, 2009, the Company incurred restructuring and related charges and project costs related to the April 2009 restructuring plan of $4.2 million in PSSD, $39.0 million in ISD and $1.1 million in All other.

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits in connection with the April 2009 Restructuring Plan. The liability is included in Accrued liabilities on the Company’s Consolidated Statements of Financial Position.

Employee
Termination
Benefits

Balance at January 1, 2009	$—
Costs incurred	6.4
Payments & Other (1)	(4.5)
Reversals (2)	(0.6)

Balance at December 31, 2009	$1.3

(1)	Other consists of changes in the liability balance due to foreign currency translations.

(2)	Reversals due to changes in estimates for employee termination benefits

2009 Restructuring Plan

General

In response to global economic weakening, the Company announced a restructuring plan (the “2009 Restructuring Plan”) on January 13, 2009. The 2009 Restructuring Plan impacted about 375 positions through the end of 2009. The areas impacted include general and administrative functions, supply chain and sales support, research and development program consolidation, as well as marketing and sales management. Expected savings are $50.0 million per year, with approximately 95% of the savings expected to benefit operating expense, and the remaining 5% will impact cost of sales. The 2009 Restructuring Plan was substantially completed by the end of 2009.

Impact to 2009 Financial Results

For the year ended December 31, 2009, the Company incurred charges of $23.8 million for the 2009 Restructuring Plan as follows:

	2009 Action
	Restructuring-
	related
	Charges
(In Millions)	(Note 4)	Project Costs	Total

Accelerated depreciation charges/project costs	$0.3	$4.1	$4.4
Employee termination benefit charges/project costs	8.4	11.0	19.4

Total restructuring-related charges/project costs	$8.7	$15.1	$23.8

The Company incurred $4.4 million of accelerated depreciation charges and project costs in Cost of revenue on the Consolidated Statements of Earnings. Total employee termination benefit charges of $8.4 million are included in Restructuring and related charges, and $11.0 million of related project costs are included in Selling, general and administrative on the Consolidated Statements of Earnings.

For the year ended December 31, 2009, the Company incurred restructuring and related charges and project costs related to the 2009 Restructuring Plan of $10.9 million in PSSD, $1.5 million in ISD and $11.4 million in All other.

Impact to 2008 Financial Results

The Company incurred charges of $20.2 million related to employee termination benefits in the fourth quarter of 2008 because the charges were probable and estimable for the 2008 year-end reporting period. Including the $20.2 million charge in 2008, the Company has incurred $44.0 million of total charges for the 2009 Restructuring Plan.

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits in connection with the 2009 Restructuring Plan. The liability is included in Accrued liabilities on the Company’s Consolidated Statements of Financial Position.

Employee
Termination
Benefits

Balance at January 1, 2008	$—
Costs incurred	20.7
Payments & other (1)	(0.5)

Balance at December 31, 2008	20.2
Costs incurred	9.8
Payments & other (1)	(21.0)
Reversals (2)	(2.1)

Balance at December 31, 2009	$6.9

(1)	Other consists of changes in the liability balance due to foreign currency translations.

(2)	Reversals due to changes in estimates for employee termination benefits

2008 Restructuring Plan

General

To enhance the efficiency of the Company’s inkjet cartridge manufacturing operations, the Company announced the “2008 Restructuring Plan” on July 22, 2008 that resulted in the closure of one of the Company’s inkjet supplies manufacturing facilities in Mexico. The 2008 Restructuring Plan was substantially completed by the end of the first quarter of 2009 and any remaining charges to be incurred will be immaterial.

Impact to 2009 Financial Results

For the year ended December 31, 2009 the Company reversed $1.5 million of previously accrued accelerated depreciation costs recorded incorrectly, and incurred project costs of $1.9 million. The accelerated depreciation reversal and related project costs are included in Cost of revenue on the Consolidated Statements of Earnings and were incurred in ISD.

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

Liability Rollforward

As of December 31, 2009, the Company had no remaining liability balance for employee termination benefits in connection with the 2008 Restructuring Plan.

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

The 2007 Restructuring Plan was substantially completed by the end of the first quarter of 2009. In the fourth quarter of 2009, the Company incurred $3.9 million in additional restructuring-related charges as a result of revisions in previous estimates. The Company expects any remaining charges related to the 2007 Restructuring Plan to be immaterial.

Impact to 2009 Financial Results

For the year ended December 31, 2009, the Company incurred charges of $9.9 million for the 2007 Restructuring Plan as follows:

	2007 Action
	Restructuring-
	related Charges
(In Millions)	(Note 4)	Project Costs	Total

Accelerated depreciation charges/project costs	$1.8	$0.9	$2.7
Employee termination benefit charges/project costs	3.1	3.7	6.8
Contract termination and lease charges	0.4	—	0.4

Total restructuring-related charges/project costs	$5.3	$4.6	$9.9

For the year ended December 31, 2009, the Company incurred $2.6 million of accelerated depreciation charges and project costs in Cost of revenue, and $0.1 million of accelerated depreciation charges in Selling, general and administrative on the Consolidated Statements of Earnings. The $3.5 million of total employee termination benefits and contract termination and lease charges are included in Restructuring and related charges, and the $3.7 million of related project costs are included in Selling, general and administrative on the Company’s Consolidated Statements of Earnings.

For the year ended December 31, 2009, the Company incurred restructuring and related charges (reversals) of $3.1 million in PSSD, $(0.7) million in ISD and $7.5 million in All other. The $(0.7) million represents a reversal of previously accrued accelerated depreciation costs that were incorrectly recorded.

Impact to 2008 Financial Results

For the year ended December 31, 2008, the Company incurred a total of $50.3 million for the 2007 Restructuring Plan as presented below:

	2007 Action
	Restructuring-
	related Charges
(In Millions)	(Note 4)	Project Costs	Total

Accelerated depreciation charges/project costs	$17.3	$13.5	$30.8
Employee termination benefit charges/project costs	(0.7)	15.3	14.6
Contract termination and lease charges	4.9	—	4.9

Total restructuring-related charges/project costs	$21.5	$28.8	$50.3

$22.7 million and $8.1 million of accelerated depreciation charges and project costs are included in Cost of revenue and Selling, general and administrative, respectively, on the Consolidated Statements of Earnings. The $4.2 million of total employee termination benefits and contract termination and lease charges are included in Restructuring and related charges, while the $15.3 million of related project costs are included in Selling, general and administrative on the Consolidated Statements of Earnings.

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

Liability Rollforward

The following table presents a rollforward of the liability incurred for employee termination benefits and contract termination and lease charges in connection with the 2007 Restructuring Plan. The ending liability of $12.0 million is included in Accrued liabilities on the Company’s Consolidated Statements of Financial Position. Of the $16.2 million restructuring liability on December 31, 2008, $14.9 million is included in

Accrued liabilities and $1.3 million is included in Other liabilities on the Company’s Consolidated Statements of Financial Position.

	Employee	Contract
	Termination	Termination &
	Benefits	Lease Charges	Total

Balance at January 1, 2008	$21.1	$—	$21.1
Costs incurred	7.1	4.9	12.0
Payments & other (1)	(8.3)	(0.7)	(9.0)
Reversals (2)	(7.9)	—	(7.9)

Balance at December 31, 2008	$12.0	$4.2	$16.2
Costs incurred	3.9	0.4	4.3
Payments & other (1)	(4.3)	(3.4)	(7.7)
Reversals (2)	(0.8)	—	(0.8)

Balance at December 31, 2009	$10.8	$1.2	$12.0

(1)	Other consists of changes in the liability balance due to foreign currency translations.

(2)	Reversals due to changes in estimates for employee termination benefits.

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

Impact to 2009 Financial Results

For the year ended December 31, 2009, the Company reversed $0.6 million of previously accrued employee termination benefits. The reversal is included in Restructuring and related charges on the Consolidated Statements of Earnings and was incurred in PSSD.

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

Liability Rollforward

As of December 31, 2009, the Company had a liability balance of $1.2 million related to contract termination and lease charges in connection with the 2006 actions. Of the total $1.2 million restructuring liability, $0.5 million is included in Accrued liabilities and $0.7 million is included in Other liabilities on the Company’s Consolidated Statements of Financial Position.

PENSION AND OTHER POSTRETIREMENT PLANS

The following table provides the total pre-tax cost related to Lexmark’s pension and other postretirement plans for the years 2009, 2008 and 2007. Cost amounts are included as an addition to the Company’s cost and expense amounts in the Consolidated Statements of Earnings.

(Dollars in Millions)	2009	2008	2007

Total cost of pension and other postretirement plans	$41.2	$37.0	$40.2

Comprised of:
Defined benefit pension plans	$20.3	$11.4	$13.2
Defined contribution plans	21.4	25.1	25.8
Other postretirement plans	(0.5)	0.5	1.2

The increase in the cost of the defined benefit pension plans in 2009 compared to 2008 was primarily due to curtailment losses recognized on restructuring related activity in the U.S. The decrease in the cost of defined contribution plans in 2009 compared to 2008 was mainly due to a reduction in the number of participants in the U.S. plan. Changes in actuarial assumptions did not have a significant impact on the Company’s results of operations in 2008 and 2009, nor are they expected to have a material effect in 2010. Future effects of retirement-related benefits on the operating results of the Company depend on economic conditions, employee demographics, mortality rates and investment performance. Refer to Part II, Item 8, Note 15 of the Notes to Consolidated Financial Statements for additional information relating to the Company’s pension and other postretirement plans.

In 2008, there was a significant decline in the value of pension plan assets primarily resulting from a large decline in equity markets. Because the Company defers current year differences between actual and expected asset returns on equity investments over the subsequent five years in accordance with prescribed accounting guidelines, the impact to 2009 pension expense was only $5 million.

The Pension Protection Act of 2006 (“the Act”) was enacted on August 17, 2006. Most of its provisions became effective in 2008. The Act significantly changed the funding requirements for single-employer defined benefit pension plans. The funding requirements are now largely based on a plan’s calculated funded status, with faster amortization of any shortfalls. The Act directs the U.S. Treasury Department to develop a new yield curve to discount pension obligations for determining the funded status of a plan when calculating the funding requirements. The provisions of the Act resulted in the need for additional funding in 2009 of $73 million in the first quarter in the U.S.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position

Lexmark’s financial position remains strong at December 31, 2009, with working capital of $949 million compared to $805 million at December 31, 2008. The $144 million increase in working capital accounts was primarily due to the $180 million increase in cash and cash equivalents as discussed below.

At December 31, 2009 and December 31, 2008, the Company had senior note debt of $648.9 million and $648.7 million, respectively. The Company issued $650 million of new long-term debt in 2008, but used a large portion of the proceeds to repurchase shares during the second half of 2008. The Company also repaid $5.5 million of other short-term borrowings in 2009 that were outstanding at December 31, 2008. The Company had no amounts outstanding under its U.S. trade receivables financing program or its revolving credit facility at December 31, 2009, or December 31, 2008. The debt to total capital ratio was 39% at December 31, 2009, compared to 45% at December 31, 2008.

Liquidity

The following table summarizes the results of the Company’s Consolidated Statements of Cash Flows for the years indicated:

(Dollars in Millions)	2009	2008	2007

Net cash flows provided by (used for):
Operating activities	$402.2	$482.1	$564.2
Investing activities	(228.2)	(427.6)	(287.4)
Financing activities	3.8	(48.1)	(147.0)
Effect of exchange rate changes on cash	2.3	(4.2)	2.6

Net increase (decrease) in cash and cash equivalents	$180.1	$2.2	$132.4

The Company’s primary source of liquidity has been cash generated by operations, which totaled $402 million, $482 million and $564 million in 2009, 2008 and 2007, respectively. Cash from operations generally has been sufficient to allow the Company to fund its working capital needs and finance its capital expenditures during these periods along with the repurchase of approximately $0.6 billion and $0.2 billion of its Class A Common Stock during 2008 and 2007, respectively. There were no share repurchases in 2009. Management believes that cash provided by operations will continue to be sufficient to meet operating and capital needs for the next twelve months. However, in the event that cash from operations is not sufficient, the Company has a substantial cash and short term marketable securities balance and other potential sources of liquidity through utilization of its accounts receivable financing program, revolving credit facility (new agreement in third quarter of 2009) or other financing sources as discussed below. As of December 31, 2009, the Company held $1.13 billion in cash and current marketable securities.

Operating activities

Economic conditions impacted the Company’s revenue and profitability in 2009, as well as impacting cash flow. First quarter 2009 cash flow was negative reflecting negative working capital performance and global pension contributions of $78.6 million. However, the fourth quarter of 2009 marked the third consecutive quarter of sequential improvement in cash generation. In addition, fourth quarter 2009 earnings showed significant recovery from weak levels earlier in 2009 and cash flows from operating activities were strong at $256.6 million. Although the Company continues to generate significant annual cash flow from operations, the amounts generated have trended downward since 2006.

The $79.9 million decrease in cash flows from operating activities from 2008 to 2009 was driven by the following factors.

Changes in Trade receivables balances contributed $148.2 million to the decrease in cash flow from operating activities from 2008 to 2009. Trade receivables decreased $150.5 million during 2008 compared to a decrease of $2.3 million in 2009. During 2008, collections performance and days sales outstanding improved significantly, reducing the trade receivables balance. During 2009, the Company maintained this improved performance in days sales outstanding, as indicated in the days of sales outstanding measurements included in the section to follow. Fourth quarter revenue in 4Q09 was only slightly below 4Q08.

Net earnings decreased $94.3 million for full year 2009 as compared to full year 2008. Challenging economic conditions negatively impacted the Company’s profitability during the first part of 2009 as well as the operating cash flows that were ultimately realized. Additionally, pre-tax restructuring-related charges and project costs increased $49 million full year 2009 compared to full year 2008 which also had a negative impact on the Company’s profitability. However, many of these charges were either non-cash charges or accruals of expenses not yet paid by the Company and therefore had a smaller impact on cash flow from operations than on Net earnings. Lower Net earnings was also impacted by the increase in certain non-cash charges which have no impact to cash flows from operations, such as deferred income tax adjustments.

The activities above were partially offset by the following factors.

The reduction in Inventories balances was $55.1 million more in 2009 compared to that of 2008, $46.6 million for PSSD inventories and $8.5 million for ISD inventories. Inventories decreased $81.2 million during 2009 and $26.1 million during 2008. The larger decrease in 2009 was driven by the Company’s increased focus on inventory management, particularly actions initiated during the second quarter of 2009 to significantly reduce the production of supplies and purchases of printers, which lowered the Company’s purchases during the period. These actions were taken in response to the challenging economic conditions that negatively impacted the Company in the first quarter of 2009. The benefit of these actions was maintained by the Company through fourth quarter of 2009 accompanied by stronger than expected sales.

The reduction in Accounts payable balances was $32.3 million less in 2009 compared to that of 2008. Accounts payable decreased $47.8 million during 2009 and $80.1 million during 2008. The smaller reduction in 2009 was driven by the increase in demand in the fourth quarter of 2009, as well as favorable payment terms implemented in the third quarter of 2009.

The decrease in Accrued liabilities and Other assets and liabilities, collectively, was $30.1 million less in 2009 compared to that of 2008, of which the largest single factor was income taxes. Income tax payments, net of refunds received, were $41.3 million in 2009 compared to $97.8 million in 2008, a YTY decrease in income taxes paid of $56.5 million. In 2009, the Company received approximately $25 million of refunds from the IRS related to prior year tax payments. In 2008, the Company made a $21.8 million payment to the IRS in settlement of the 2004-2005 income tax audit. In addition to income taxes, there were various other items that contributed to the favorable YTY movement in Accrued liabilities and Other assets and liabilities including both cash transactions as well as the effect of accruals of expected future operating cash receipts and payments. Other notable cash transactions, though offset by other activities, included pension and postretirement funding and Germany copyright fee payments made in 2009. The Company made $92.4 million of pension and postretirement payments in 2009 compared to $6.6 million in 2008 driven by the steep decline in the fair value of pension plan assets in late 2008. The Company anticipates funding an additional amount of approximately $20 million in 2010. Looking forward, the Company is currently assuming pension and postretirement funding requirements for 2011 and 2012 of $30 million to $35 million per year based on factors that were present as of December 31, 2009. Actual future pension and postretirement funding requirements beyond 2010 will be impacted by various factors, including actual pension asset returns and interest rates used for discounting future liabilities. The Company also made a $43 million payment to German collection societies in the third quarter of 2009 in settlement of copyright fees levied on all-in-one and multifunctional devices sold in Germany after December 31, 2001 through December 31, 2007.

Refer to the contractual cash obligations in the pages that follow for additional information regarding items that will likely impact the Company’s future cash flows.

The $82.1 million decrease in cash flows from operating activities from 2007 to 2008 was driven by the following factors.

The reduction in Accounts payable was $80.1 million in 2008 compared to the $36.6 million increase in 2007. The unfavorable YTY change of $116.7 million was largely due to the timing of vendor payments. In 2007, the Company was able to lengthen the cycle in which it pays its vendors compared to that of 2006. This resulted in a larger year-end 2007 Accounts payable balance, which was then paid in 2008 resulting in the unfavorable YTY movement. Additionally, at year-end 2008, demand had decreased due to increasingly difficult economic conditions compared to 2007.

The decrease in Accrued liabilities and Other assets and liabilities collectively was $63.5 million in 2008 compared to the increase in 2007 of $46.7 million. The YTY $110.2 million unfavorable impact to the Company’s cash flows was due to many factors. Notable YTY fluctuations in cash outflows included $21.7 million of additional cash paid for income taxes, $97.8 million paid in 2008 compared to $76.1 million in 2007, as well as $14.3 million of additional cash paid for interest, $26.9 million paid in 2008 compared to $12.6 million paid in 2007 due to the higher level of debt in 2008.

The activities above were partially offset by Trade receivables activity. Trade receivables decreased $150.5 million in 2008 compared to a decrease of only $5.5 million in 2007. The favorable YTY fluctuation of $145.0 million was driven by collections. As indicated in the cash conversion days table in the section below, days of sales outstanding decreased 4 days from year-end 2007 to year-end 2008 due to improvements in delinquency as well as the geographic shift in sales to faster collecting countries.

Cash Conversion Days

	2009	2008	2007

Days of sales outstanding	36	36	40
Days of inventory	47	51	48
Days of payables	67	65	66

Cash conversion days	16	22	22

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

Please note that cash conversion days presented above may not be comparable to similarly titled measures reported by other registrants.

Investing activities

The Company decreased its marketable securities investments in 2009 by $24.2 million. The Company increased its marketable securities investments by $210.6 million and $112.9 million in 2008 and 2007, respectively. The Company did not increase its marketable securities investments in 2009 due to the decrease in cash flows from operations as well as the conservative investment policies pursued during 2009. Additionally, the Company made certain payments from available cash during 2009, such as pension contributions and the German copyright settlement discussed previously, that did not allow the Company to invest these funds in marketable securities during the year. The YTY variations in cash flows (used for) provided by investing activities were driven by the Company’s marketable securities investment activities as well as the increase in capital expenditures discussed below.

The Company’s investments in marketable securities are classified and accounted for as available-for-sale. At December 31, 2009 and December 31, 2008, the Company’s marketable securities portfolio consisted of asset-backed and mortgage-backed securities, corporate debt securities, preferred and municipal debt securities, U.S. government and agency debt securities, international government, commercial paper and certificates of deposit. The Company’s auction rate securities, valued at $22.0 million and $24.7 at year-end 2009 and 2008, respectively, are reported in the noncurrent assets section of the Company’s Consolidated Statements of Financial Position.

For the year ended December 31, 2009, the Company recognized $2.7 million in net losses on its marketable securities, including $3.3 million for other-than-temporary impairment (“OTTI”) of debt securities. Of the total OTTI charges, $3.1 million were recorded in Net Impairment Losses on Securities and calculated in accordance with the new FASB OTTI guidance and $0.2 million were recognized in Other (income) expense, net in the first quarter of 2009 as determined under the prior OTTI guidance. The Company assesses its marketable securities for other-than-temporary declines in value in accordance with the new model provided under the FASB’s amended guidance, which was adopted in the second quarter of 2009. The Company has disclosed in the Critical Accounting Policies and Estimates portion of Management’s Discussion and Analysis its policy regarding the factors it considers and significant judgments made in applying the new guidance. Of the $3.1 million total above, approximately $1.2 million were related to Lehman Brothers debt securities credit losses and $1.4 million represent credit losses recognized for one of the Company’s municipal auction rate securities. It should be noted that all of the 2009 charges related to Lehman Brothers and $0.7 million of the 2009 charge related to the municipal auction rate security are recycled charges that were recognized in 2008 and partially reversed through Retained earnings on April 1, 2009 in the transition adjustment required under the amended FASB OTTI guidance. The majority, but not all, of the OTTI charges in 2009 were related to assets deemed Level 3 in the fair value hierarchy and are included in the Level 3 disclosures provided in Part II, Item 8, Note 3 of the Notes to Consolidated Financial Statements. In addition, at December 31, 2009, the Company recognized a cumulative, pre-tax valuation allowance of $0.9 million included in Accumulated other comprehensive loss on the Consolidated Statements of Financial Position, representing a temporary impairment of the overall portfolio. The pre-tax valuation allowance consists of gross unrealized losses of $4.4 million, primarily related to certain asset-backed and mortgage-backed securities and auction rate securities, offset partially by $3.5 million of gross unrealized holding gains related to various types of securities.

For the year ended December 31, 2008, the Company recognized $7.9 million in net losses on its marketable securities, including $7.3 million for other-than-temporary impairment of debt securities held by the Company on December 31, 2008, under the OTTI accounting guidance effective at that time. In 2008 there were several significant market events, including the bankruptcy of Lehman Brothers Holdings and the failed auctions of many of the Company’s auction rate securities. In 2008, Lexmark transferred its Lehman Brothers corporate debt securities into the Level 3 category of the fair value hierarchy, and subsequently took a charge of $4.4 million based on the estimated fair value of the investments determined from indicative pricing sources. Additionally in 2008, the Company recognized a $1.9 million charge for other-than-temporary impairment in connection with its auction rate fixed income securities; the fair value of which was determined using an internal discount cash flow valuation model discussed later in this section. The Company also incurred another $1.0 million of charges related to other-than-temporary impairments of certain distressed corporate debt, mortgage-backed and asset-backed securities. The $7.3 million in total losses were recognized in Other (income) expense, net on the Consolidated Statements of Earnings and included in the Company’s Level 3 rollforward table in Part II, Item 8, Note 3 of the Notes to Consolidated Financial Statements. In addition, at December 31, 2008, the Company recognized a cumulative, pre-tax valuation allowance of $1.7 million included in Accumulated other comprehensive loss on the Consolidated Statements of Financial Position, representing a temporary impairment of the overall portfolio. The pre-tax valuation allowance consists of gross unrealized losses of $8.2 million, primarily related to asset-backed and mortgage-backed securities and corporate debt securities, offset partially by $6.5 million of gross unrealized holding gains related mostly to US government and agency securities.

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

Fair value measurement of marketable securities

Recent events have led to an increased focus on fair value accounting, including the practices companies utilize to value financial instruments. The Company uses multiple third parties to provide the fair values of the marketable securities in which Lexmark is invested, though the valuation of its investments is the responsibility of the Company. The Company has performed a reasonable level of due diligence in the way of documenting the pricing methodologies used by the third parties as well as a limited amount of sampling and testing of the valuations. Most of the Company’s securities are valued using a consensus price method, whereby prices from a variety of industry data providers (multiple quotes) are input into a distribution-curve based algorithm to determine daily market values. At December 31, 2009, pricing inputs for securities were provided and compared to the overall valuation for reasonableness. The Company then took a closer look at the number of pricing inputs received for each security as well as the variability in the pricing data utilized in the overall valuation of each security. For securities in which the number of pricing inputs used was less than expected or there was significant variability in the pricing inputs, the Company tested that the final consensus price was within a reasonable range of fair value through corroboration with other sources of price data. In limited instances, the Company has adjusted the fair values provided by a third party service provider in order to better reflect the risk adjustments that market participants would make for nonperformance and liquidity risks.

Level 3 fair value measurements are based on inputs that are unobservable and significant to the overall valuation. Level 3 recurring fair value measurements at December 31, 2009 included auction rate securities for which recent auctions were unsuccessful, valued at $22.0 million, as well as certain distressed debt securities and other asset-backed and mortgage-backed securities valued at $3.4 million. The auction rate securities were made up of student loan revenue bonds valued at $13.7 million, municipal sewer and airport revenue bonds valued at $4.9 million, and auction preferred stock valued at $3.4 million at year end 2009. Level 3 fair value measurements at December 31, 2008 included auction rate securities for which recent auctions were unsuccessful, valued at $24.7 million, certain distressed debt instruments valued at $0.8 million, and other thinly traded corporate debt securities and mortgage-backed securities valued at $0.6 million. The auction rate securities were made up of student loan revenue bonds valued at $14.6 million, municipal sewer and airport revenue bonds valued at $6.2 million, and auction rate preferred stock valued at $3.9 million. Level 3 recurring fair value measurements were approximately 4% of the Company’s total available-for-sale marketable securities portfolio at both December 31, 2009 and December 31, 2008. The valuation techniques for the Company’s most significant Level 3 fair value measurements are discussed in the paragraphs to follow.

For year-end 2009, the Company’s auction rate securities for which recent auctions were unsuccessful were valued using a more refined discounted cash flow model that places greater emphasis on the characteristics of the individual securities, which the Company believes yields a better estimate of fair value. The first step in the valuation included a credit analysis of the security which considered various factors including the credit quality of the issuer (and insurer if applicable), the instrument’s position within the capital structure of the issuing authority, and the composition of the authority’s assets including the effect of insurance and/or government guarantees. Next, the future cash flows of the instruments were projected based on certain assumptions significant to the valuation including (1) the auction rate market will remain illiquid and auctions will continue to fail causing the interest rate to be the maximum applicable rate and (2) the securities will not be redeemed. These assumptions resulted in discounted cash flow analysis being performed through the legal maturities of these securities, ranging from the year 2032 through 2040, or in the case of the auction rate preferred stock, through the mandatory redemption date of year-end 2021. The projected cash flows were then discounted using the applicable yield curve, such as AAA or AA US Muni Education Revenue curve for student loan auction rate securities, plus a 250 basis point liquidity premium added to the applicable discount rate of all but one auction rate security. For this instrument, developments in the fourth quarter of 2009 raised serious concern regarding the insurer’s ability to honor its contract. Given the distressed financial conditions of both the issuer as well as the insurer, the fair value of the municipal bond was primarily based on the expected recoveries that holders could realize from bankruptcy proceedings after a likely work out period of two years. A small number of comparable trades were also considered in the valuation of this instrument which supported the discount rate applied. Overall, the auction rate security portfolio balance decreased $2.7 million during 2009 and was largely due to the $0.7 million decrease in the fair value of this security as well as higher liquidity premiums and longer economic maturities based on the Companies assumptions regarding the auction rate market compared to those of 2008. For comparison purposes, a summary of the year-end 2008 valuation techniques and assumptions used to measure auction rate securities is provided in the following paragraph.

The Company performed a discounted cash flow analysis on its auction rate securities at year-end 2008, using current coupon rates, a first quarter 2010 redemption date and a 50 basis point liquidity premium factored into the discount rate. The result was a downward YTD mark to market adjustment of $2.5 million in 2008, of which $1.9 million was recognized in the Consolidated Statements of Earnings as other than temporarily impaired due to credit events related to the municipal auction rate security discussed in detail above. The remaining $0.6 million was recognized in Accumulated other comprehensive loss on the Consolidated Statements of Financial Position representing the mark to market adjustment on all other auction rate securities.

Refer to Part II, Item 8, Note 3 of the Notes to Consolidated Financial Statements for additional information regarding fair value measurements, including the techniques used to value the Company’s remaining Level 3 securities not discussed above. Refer to Part II, Item 8, Note 6 of the Notes to Consolidated Financial Statements for additional information regarding marketable securities.

In addition to investments in marketable securities, the Company also invested $242.0 million, $217.7 million and $182.7 million into Property, plant and equipment for the years 2009, 2008 and 2007 respectively. Further discussion regarding 2009 capital expenditures as well as anticipated spending for 2010 are provided near the end of Item 7.

Other notable investing cash flows for 2009 included the acquisition of a wholesale company for $10.1 million, net of cash acquired. The wholesaler was purchased for its current customer base and established presence in Eastern Europe. The acquisition was not a significant business combination. Refer to Part II, Item 8, Note 3 of the Notes to Consolidated Financial Statements for additional information. Proceeds from sale of facilities includes $4.6 million received from the sale of the Company’s inkjet supplies assembly plant located in Juarez, Mexico in 2008 as well as $8.1 million received from the sale of the Scotland facility that occurred in 2007, both of which were part of the Company’s restructuring actions.

Financing activities

The fluctuations in the net cash flows provided by (used for) financing activities were principally due to the Company’s share repurchases and debt activity. In 2009, cash flows provided by financing activities were $3.8 million due mainly to the increase in bank overdrafts of $9.9 million included in Other offset partially by $6.6 million repayment of foreign currency short-term debt. In 2008, cash flows used for financing activities were $48.1 million driven by share repurchases of $554.5 million and the repayment of $150.0 million of maturing debt, offset partially by $644.5 million of net proceeds from the issuance of new long-term debt. In 2007, cash flows used for financing were $147.0 million due mostly to $165.0 million of share repurchases offset partially by proceeds from employee stock plans of $15.6 million. Refer to the sections that follow for additional information regarding these financing activities.

Share Repurchases

In May 2008, the Company received authorization from the Board of Directors to repurchase an additional $750 million of its Class A Common Stock for a total repurchase authority of $4.65 billion. As of December 31, 2009, there was approximately $0.5 billion of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. The Company did not repurchase any shares of its Class A Common Stock in 2009 due to the decline in cash flow from operations as well as the increase in capital spending. During 2008, the Company repurchased approximately 17.5 million shares at a cost of approximately $0.6 billion, including two accelerated share repurchase agreements discussed below. As of December 31, 2009, since the inception of the program in April 1996, the Company had repurchased approximately 91.6 million shares for an aggregate cost of approximately $4.2 billion. As of December 31, 2009, the Company had reissued approximately 0.5 million shares of previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million, 16.0 million and 16.0 million shares of treasury stock in 2005, 2006 and 2008, respectively, the net treasury shares outstanding at December 31, 2009, were 15.1 million.

Accelerated Share Repurchase Agreements

The Company executed two accelerated share repurchase agreements (“ASR”) with financial institution counterparties in 2008, resulting in a total of 8.7 million shares repurchased at a cost of $250.0 million over the third and fourth quarter of 2008. The impact of the two ASRs is included in the share repurchase totals provided in the preceding paragraphs. The settlement provisions of both ASRs were essentially forward contracts, and were accounted for under the provisions of guidance on accounting as equity instruments for derivative financial instruments indexed to, and potentially settled in, a company’s own stock. The details of each ASR are provided in the following paragraphs.

On August 28, 2008, the Company entered into an accelerated share repurchase agreement with a financial institution counterparty. Under the terms of the ASR, the Company paid $150.0 million targeting 4.1 million shares based on an initial price of $36.90. On September 3, 2008, the Company took delivery of 85% of the shares, or 3.5 million shares at a cost of $127.5 million. The final number of shares to be delivered by the counterparty under the ASR was dependent on the average of the daily volume weighted average price of the Company’s common stock over the agreement’s trading period, a discount, and the initial number of shares delivered. Under the terms of the ASR, the Company would either receive additional shares from the counterparty or be required to deliver additional shares or cash to the counterparty to which the Company controlled its election to either deliver additional shares or cash to the counterparty. On October 21, 2008, the counterparty delivered 1.2 million shares in final settlement of the agreement, bringing the total shares repurchased under the ASR to 4.7 million at a total cost of $150.0 million at an average price per share of $31.91.

On October 21, 2008, the Company entered into an accelerated share repurchase agreement with another financial institution counterparty. Under the terms of the ASR, the Company paid $100.0 million targeting

3.9 million shares based on an initial price of $25.71. On October 24, 2008, the Company took delivery of 85% of the shares, or 3.3 million shares at a cost of $85.0 million. The final number of shares to be delivered by the counterparty under the ASR was dependent on the average of the daily volume weighted average price of the Company’s common stock over the agreement’s trading period, a discount, and the initial number of shares delivered. Under the terms of the ASR, the Company would either receive additional shares from the counterparty or be required to deliver additional shares or cash to the counterparty to which the Company controlled its election to either deliver additional shares or cash to the counterparty. On December 26, 2008, the counterparty delivered 0.7 million shares in final settlement of the agreement, bringing the total shares repurchased under the ASR to 4.0 million at a total cost of $100.0 million at an average price per share of $25.22.

Retirement of Treasury Shares

In December 2005, October 2006 and October 2008, the Company received authorization from the Board of Directors to retire 44.0 million, 16.0 million and 16.0 million shares, respectively, of the Company’s Class A Common Stock held in the Company’s treasury as treasury stock. The retired shares resumed the status of authorized but unissued shares of Class A Common Stock. Refer to the Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings for the effects on Common stock, Capital in excess of par, Retained earnings and Treasury stock from the retirement of 16.0 million shares of Class A Common Stock in 2008.

Senior Notes — Long-term Debt

In May 2008, the Company repaid its $150 million principal amount of 6.75% senior notes that were due on May 15, 2008. Additionally, in May 2008, the Company completed a public debt offering of $650 million aggregate principal amount of fixed rate senior unsecured notes. The notes are split into two tranches of five- and ten-year notes respectively. The five-year notes with an aggregate principal amount of $350 million and 5.9% coupon were priced at 99.83% to have an effective yield to maturity of 5.939% and will mature June 1, 2013 (referred to as the “2013 senior notes”). The ten-year notes with an aggregate principal amount of $300 million and 6.65% coupon were priced at 99.73% to have an effective yield to maturity of 6.687% and will mature June 1, 2018 (referred to as the “2018 senior notes”). At December 31, 2009, the outstanding balance was $648.9 million (net of unamortized discount of $1.1 million). At December 31, 2008, the outstanding balance was $648.7 million (net of unamortized discount of $1.3 million).

The 2013 and 2018 senior notes (collectively referred to as the “senior notes”) pay interest on June 1 and December 1 of each year. The interest rate payable on the notes of each series is subject to adjustments from time to time if either Moody’s Investors Service, Inc. or Standard and Poor’s Ratings Services downgrades the debt rating assigned to the notes to a level below investment grade, or subsequently upgrades the ratings.

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

Net proceeds from the senior notes have been used for general corporate purposes, such as to fund share repurchases, finance capital expenditures and operating expenses and invest in subsidiaries.

Additional Sources of Liquidity

Credit Facility

Effective August 17, 2009, Lexmark entered into a new $275 million 3-year senior, unsecured, multi-currency revolving credit facility with a group of banks. Under this new credit facility (the “New Facility”), the Company may borrow in U.S. dollars, euros, British pounds sterling and Japanese yen. On August 26, 2009, the Company entered into two commitment agreements that increased the available credit under the New Facility to $300 million which was the same amount available under the prior facility that was terminated by the new agreement. The New Facility includes commitments from nine financial institutions ranging from $15 million to $60 million. Proceeds of the loans may be used to repay existing indebtedness, finance working capital needs, and for general corporate purposes of the Company.

The New Facility contains usual and customary default provisions, leverage and interest coverage restrictions and certain restrictions on, among other things, the Company’s indebtedness, disposition of assets, liens and mergers and acquisitions. The minimum interest coverage ratio and maximum leverage ratio financial covenants are substantially the same as those that existed under the prior facility. The ratios are calculated in accordance with the New Facility and may not be comparable to similarly titled measures used by other registrants. The Company is not aware at this time of a likely breach or any known trends that would affect future compliance. At December 31, 2009, the Company was comfortably in compliance with respect to these financial covenant ratios.

The New Facility also includes collateral terms providing that in the event the Company’s credit ratings decrease to certain levels (Moody’s Ba2 or lower, S&P BB or lower) the Company will be required to secure on behalf of the lenders first priority security interests in the Company’s owned U.S. assets. These collateral arrangements will be released upon the Company achieving certain improvements in its credit ratings (Moody’s Baa3 or higher, S&P BBB- or higher).

Interest on all borrowings under the New Facility depends upon the type of loan, namely alternative base rate borrowings, swingline loans or eurocurrency borrowings. Alternative base rate borrowings bear interest at the greater of the prime rate, the federal funds rate plus one-half of one percent, or the adjusted LIBO rate (as defined in the New Facility) plus one percent. Swingline loans (limited to $50 million) bear interest at an agreed upon rate at the time of the borrowing. Eurocurrency loans bear interest at the sum of (i) a LIBOR for the applicable currency and interest period and (ii) the credit default swap spread as defined in the New Facility subject to a floor of 2.5% and a cap of 4.5%. In addition, Lexmark is required to pay a commitment fee on the unused portion of the New Facility of 0.40% to 0.75% based upon the Company’s debt ratings. The interest and commitment fees are payable at least quarterly.

As of December 31, 2009 and 2008, there were no amounts outstanding under the credit facilities.

Additional information related to the 2009 credit agreement can be found in the Form 8-K and Form 8-K/A reports that were filed with the SEC by the Company in August 2009.

Trade Receivables Facility

In the U.S., the Company transfers a majority of its receivables to its wholly-owned subsidiary, Lexmark Receivables Corporation (“LRC”), which then may transfer the receivables on a limited recourse basis to an unrelated third party. The financial results of LRC are included in the Company’s consolidated financial results since it is a wholly owned subsidiary. LRC is a separate legal entity with its own separate creditors who, in a liquidation of LRC, would be entitled to be satisfied out of LRC’s assets prior to any value in LRC becoming available for equity claims of the Company. The Company accounts for transfers of receivables from LRC to the unrelated third party as a secured borrowing with the pledge of its receivables as collateral since LRC can repurchase receivables previously transferred to the unrelated third party.

In October 2008, commitments to the facility were renewed by one of the two banks, resulting in a decrease in the maximum capital availability from $200 million to $100 million. In October 2009, the term of facility was extended to October 1, 2010. There were no secured borrowings outstanding under the trade receivables facility at December 31, 2009 or December 31, 2008.

This facility contains customary affirmative and negative covenants as well as specific provisions related to the quality of the accounts receivables transferred. As collections reduce previously transferred receivables, the Company may replenish these with new receivables. Lexmark bears a limited risk of bad debt losses on the trade receivables transferred, since the Company over-collateralizes the receivables transferred with additional eligible receivables. Lexmark addresses this risk of loss in its allowance for doubtful accounts. Receivables transferred to the unrelated third-party may not include amounts over 90 days past due or concentrations over certain limits with any one customer. The facility also contains customary cash control triggering events which, if triggered, could adversely affect the Company’s liquidity and/or its ability to obtain secured borrowings. A downgrade in the Company’s credit rating would reduce the amount of secured borrowings available under the facility.

Other Information

The Company’s credit rating was downgraded by Standard & Poor’s Ratings Services during the first quarter of 2009 from BBB to BBB-. On April 28, 2009, Moody’s Investors Services downgraded the Company’s current credit rating from Baa2 to Baa3. Because the ratings remain investment grade, there were no material changes to the borrowing capacity or cost of borrowing under the facilities that existed at that time, nor were there any adverse changes to the coupon payments on the Company’s public debt. The Company does not have any rating downgrade triggers that accelerate the maturity dates of its revolving credit facility or public debt.

The Company’s credit rating can be influenced by a number of factors, including overall economic conditions, demand for the Company’s printers and associated supplies and ability to generate sufficient cash flow to service the Company’s debt. A downgrade in the Company’s credit rating to non-investment grade would decrease the maximum availability under its trade receivables facility, increase the cost of borrowing under the revolving credit facility and the coupon payments on the Company’s public debt, potentially trigger collateral requirements under the new revolving credit facility described above, and likely have an adverse effect on the Company’s ability to obtain access to new financings in the future.

The Company is in compliance with all covenants and other requirements set forth in its debt agreements.

Off-Balance Sheet Arrangements

At December 31, 2009 and 2008, the Company did not have any off-balance sheet arrangements.

Contractual Cash Obligations

The following table summarizes the Company’s contractual obligations at December 31, 2009:

		Less than	1-3	3-5	More than
(Dollars in Millions)	Total	1 Year	Years	Years	5 Years

Long-term debt (1)	$892	$41	$81	$400	$370
Operating leases	81	30	34	13	4
Purchase obligations	131	131	—	—	—
Uncertain tax positions	33	6	21	6	—
Other long-term liabilities (2)	91	46	32	—	13

Total contractual obligations	$1,228	$254	$168	$419	$387

(1)	includes interest payments

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

In connection with the Company’s restructuring programs, the total liability balance at December 31, 2009 was $72 million, including $44 million that is included in Accrued liabilities and is expected to be paid in the next twelve months and $28 million that is included in Other liabilities on the Consolidated Statement of Financial Position. The $72 million total is included in Other long-term liabilities in the table above, with short-term and long-term amounts reported separately in the Less than 1 Year and 1-3 Years columns, respectively. These payments will relate mainly to employee termination benefits and contract termination and lease charges.

The Company’s funding policy for its pension and other postretirement plans is to fund minimum amounts according to the regulatory requirements under which the plans operate. From time to time, the Company may choose to fund amounts in excess of the minimum for various reasons. The Company is currently expecting to contribute approximately $20 million to its pension and other postretirement plans in 2010. The Company is currently assuming expected funding obligations for 2011 and 2012 of $30 million to $35 million per year based on factors that were present as of December 31, 2009. Actual future funding requirements beyond 2010 will be impacted by various factors, including actual pension asset returns and interest rates used for discounting future liabilities. The effect of any future contributions the Company may be obligated or otherwise choose to make could be material to the Company’s future cash flows from operations. Due to the uncertainty of future funding obligations, the table above contains no amounts for pension and postretirement plan funding.

The Company’s financial obligation to collect, recycle, treat and dispose of the printing devices it produces, and in some instances, historical waste equipment it holds, is not shown in the table above due to the lack of historical data necessary to project future dates of payment. At December 31, 2009, the Company’s estimated liability for this obligation was a current liability of $1 million and a long-term liability of $35 million. These amounts were included in Accrued liabilities and Other liabilities, respectively, on the Consolidated Statements of Financial Position. Refer to the “Risk Factors” section in Part I, Item 1A of this report for additional information regarding the Waste Electrical and Electronic Equipment Directive adopted by the European Union.

As of December 31, 2009, the Company had accrued approximately $70 million for pending copyright fee issues, including litigation proceedings, local legislative initiatives and/or negotiations with the parties involved. These accruals are included in Accrued liabilities on the Consolidated Statements of Financial Position. The liability is not included in the table above due to the level of uncertainty regarding the timing of payments and ultimate settlement of the litigation. Refer to Part II, Item 8, Note 17 of the Notes to Consolidated Financial Statements for additional information. Payment of such potential obligations could have a material impact on the Company’s future operating cash flows.

CAPITAL EXPENDITURES

Capital expenditures totaled $242 million, $218 million and $183 million in 2009, 2008 and 2007, respectively. The capital expenditures for 2009 principally related to infrastructure support (including information technology expenditures) and new product development. The increase in 2009 capital expenditures compared to prior years was driven by internal-use software and infrastructure expenditures. During 2010, the Company expects capital expenditures to be approximately $185 million, primarily attributable to infrastructure support and new product development. Capital expenditures are expected to be funded through cash from operations; however, if necessary, the

Company may use existing cash, cash equivalents, and proceeds from sales of marketable securities or additional sources of liquidity as discussed above.

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

Currency exchange rates had an unfavorable impact on international revenue in 2009 when compared to 2008. Currency exchange rates had a favorable impact on international revenue in 2008 and 2007 when compared with 2007 and 2006, respectively. The Company may act to mitigate the effects of exchange rate fluctuations through the use of operational hedges, such as pricing actions and product sourcing decisions.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Part II, Item 8, Note 2 of the Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements which is incorporated herein by reference. In addition, refer to Critical Accounting Policies and Estimates in Part II, Item 7, for a description of the Company’s implementation of accounting guidance issued in 2009 related to fair value measurement and impairment of marketable debt securities. There are no known material changes and trends nor any recognized future impact of new accounting guidance beyond the disclosures provided in these two sections.

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

Interest Rates

At December 31, 2009, the fair value of the Company’s senior notes was estimated at $666.5 million using quoted market prices obtained from an independent broker. The fair value of the senior notes exceeded the carrying value as recorded in the Consolidated Statements of Financial Position at December 31, 2009 by approximately $17.6 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $17.5 million at December 31, 2009.

At December 31, 2008, the fair value of the Company’s senior notes was estimated at $505 million using quoted market prices obtained from an independent broker. The carrying value as recorded in the Consolidated Statements of Financial Position at December 31, 2008 exceeded the fair value of the senior notes by approximately $143.7 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounted to approximately $26.9 million at December 31, 2008.

See the section titled “LIQUIDITY AND CAPITAL RESOURCES — Investing Activities:” in Item 7 of this report for a discussion of the Company’s auction rate securities portfolio which is incorporated herein by reference.

Foreign Currency Exchange Rates

The Company has employed, from time to time, a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the Company’s functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the Company is exposed include the Euro, the Mexican peso, the British pound, the Philippine peso, the Canadian dollar as well as other currencies. The potential gain in fair value at December 31, 2009 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $1.5 million. This gain would be mitigated by corresponding losses on the underlying exposures. The potential gain in fair value at December 31, 2008 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates was approximately $6.7 million. This gain would have been mitigated by corresponding losses on the underlying exposures.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Lexmark International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS
For the years ended December 31, 2009, 2008 and 2007
(In Millions, Except Per Share Amounts)

	2009	2008	2007
Revenue	$3,879.9	$4,528.4	$4,973.9
Cost of revenue	2,570.1	2,993.8	3,410.3

Gross profit	1,309.8	1,534.6	1,563.6

Research and development	375.3	423.3	403.8
Selling, general and administrative	647.8	807.3	812.8
Restructuring and related charges	70.6	26.8	25.7

Operating expense	1,093.7	1,257.4	1,242.3

Operating income	216.1	277.2	321.3
Interest (income) expense, net	21.4	(6.1)	(21.2)
Other (income) expense, net	4.6	7.4	(7.0)
Net impairment losses on securities	3.1	—	—

Earnings before income taxes	187.0	275.9	349.5
Provision for income taxes	41.1	35.7	48.7

Net earnings	$145.9	$240.2	$300.8

Net earnings per share:
Basic	$1.87	$2.70	$3.16
Diluted	$1.86	$2.69	$3.14
Shares used in per share calculation:
Basic	78.2	88.9	95.3
Diluted	78.6	89.2	95.8

See notes to consolidated financial statements.

Lexmark International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
As of December 31, 2009 and 2008
(In Millions)

	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$459.3	$279.2
Marketable securities	673.2	694.1
Trade receivables, net of allowances of $33.7 and $36.1 in 2009 and 2008, respectively	424.9	427.3
Inventories	357.3	438.3
Prepaid expenses and other current assets	226.0	223.8

Total current assets	2,140.7	2,062.7
Property, plant and equipment, net	914.9	863.2
Marketable securities	22.0	24.7
Other assets	276.6	314.8

Total assets	$3,354.2	$3,265.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term debt	$—	$5.5
Accounts payable	510.1	557.1
Accrued liabilities	681.7	694.9

Total current liabilities	1,191.8	1,257.5
Long-term debt	648.9	648.7
Other liabilities	499.9	547.1

Total liabilities	2,340.6	2,453.3

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 1.6 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value:
Class A, 900.0 shares authorized; 78.1 and 77.7 outstanding in 2009 and 2008, respectively	0.9	0.9
Class B, 10.0 shares authorized; no shares issued and outstanding	—	—
Capital in excess of par	820.0	803.5
Retained earnings	839.8	692.5
Treasury stock, net; at cost; 15.1 shares in 2009 and 2008	(404.5)	(404.5)
Accumulated other comprehensive loss	(242.6)	(280.3)

Total stockholders’ equity	1,013.6	812.1

Total liabilities and stockholders’ equity	$3,354.2	$3,265.4

See notes to consolidated financial statements.

Lexmark International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2009, 2008 and 2007
(In Millions)

	2009	2008	2007

Cash flows from operating activities:
Net earnings	$145.9	$240.2	$300.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	213.7	204.9	192.3
Deferred taxes	11.0	(31.0)	(31.0)
Stock-based compensation expense	20.4	32.7	41.2
Tax shortfall from employee stock plans	(4.5)	(3.3)	(0.3)
Foreign exchange gain upon Scotland liquidation	—	—	(8.1)
Gain on sale of facilities	—	(1.1)	(3.5)
Other	13.4	6.7	(9.4)

	399.9	449.1	482.0
Change in assets and liabilities:
Trade receivables	2.3	150.5	5.5
Inventories	81.2	26.1	(6.6)
Accounts payable	(47.8)	(80.1)	36.6
Accrued liabilities	(16.0)	(39.7)	(7.4)
Other assets and liabilities	(17.4)	(23.8)	54.1

Net cash flows provided by operating activities	402.2	482.1	564.2

Cash flows from investing activities:
Purchases of property, plant and equipment	(242.0)	(217.7)	(182.7)
Purchases of marketable securities	(870.5)	(744.4)	(968.2)
Proceeds from sales/maturities of marketable securities	894.7	533.8	855.3
Purchases of companies net of cash acquired	(10.1)	(1.8)	—
Proceeds from sale of facilities	—	4.6	8.1
Other	(0.3)	(2.1)	0.1

Net cash flows used for investing activities	(228.2)	(427.6)	(287.4)

Cash flows from financing activities:
Repayment of current portion of long term debt	—	(150.0)	—
Proceeds from issuance of long-term debt, net of issuance cost of $4.1 in 2008	—	644.5	—
Increase in short-term debt	—	5.7	—
Decrease in short-term debt	(6.6)	—	(0.4)
Issuance of treasury stock	—	—	0.1
Purchase of treasury stock	—	(554.5)	(165.0)
Proceeds from employee stock plans	—	6.3	15.6
Tax windfall from employee stock plans	0.6	1.1	3.9
Other	9.8	(1.2)	(1.2)

Net cash flows provided by (used for) financing activities	3.8	(48.1)	(147.0)

Effect of exchange rate changes on cash	2.3	(4.2)	2.6

Net change in cash and cash equivalents	180.1	2.2	132.4
Cash and cash equivalents — beginning of period	279.2	277.0	144.6

Cash and cash equivalents — end of period	$459.3	$279.2	$277.0

See notes to consolidated financial statements.

Lexmark International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE EARNINGS
For the years ended December 31, 2009, 2008 and 2007
(In Millions)

						Accumulated
	Class A					Other
	and B		Capital in			Comprehensive	Total
	Common Stock		Excess	Retained	Treasury	Earnings	Stockholders’
	Shares	Amount	of Par	Earnings	Stock	(Loss)	Equity

Balance at December 31, 2006	97.0	$1.1	$827.3	$627.5	$(289.8)	$(130.9)	$1,035.2
Comprehensive earnings, net of taxes
Net earnings				300.8			300.8
Other comprehensive earnings (loss):
Pension or other postretirement benefits, net of reclass						17.5
Cash flow hedges, net of reclassifications						(0.7)
Translation adjustment, net of reclassification						22.5
Net unrealized gain (loss) on marketable securities						—

Other comprehensive earnings (loss)						39.3	39.3

Comprehensive earnings, net of taxes							340.1
Adoption of new guidance — Uncertainty in income taxes(1)				7.4			7.4
Shares issued under deferred stock plan compensation			0.1				0.1
Shares issued upon exercise of options	0.3		10.0				10.0
Shares issued under employee stock purchase plan	0.1		5.6				5.6
Tax benefit (shortfall) related to stock plans			3.6				3.6
Stock-based compensation			41.2				41.2
Treasury shares purchased	(2.7)				(165.0)		(165.0)
Treasury shares issued	—				0.1		0.1

Balance at December 31, 2007	94.7	1.1	887.8	935.7	(454.7)	(91.6)	1,278.3
Comprehensive earnings, net of taxes
Net earnings				240.2			240.2
Other comprehensive earnings (loss):
Pension or other postretirement benefits, net of reclass						(124.0)
Cash flow hedges, net of reclassifications						—
Translation adjustment						(63.4)
Net unrealized gain (loss) on marketable securities						(1.3)

Other comprehensive earnings (loss)						(188.7)	(188.7)

Comprehensive earnings, net of taxes							51.5
Shares issued under deferred stock plan compensation	0.2						—
Shares issued upon exercise of options	0.2		4.2				4.2
Shares issued under employee stock purchase plan	0.1		2.1				2.1
Tax benefit (shortfall) related to stock plans			(2.2)				(2.2)
Stock-based compensation			32.7				32.7
Treasury shares purchased	(17.5)				(554.5)		(554.5)
Treasury shares issued							—
Treasury shares retired		(0.2)	(121.1)	(483.4)	604.7		—

Balance at December 31, 2008	77.7	0.9	803.5	692.5	(404.5)	(280.3)	812.1
Comprehensive earnings, net of taxes
Net earnings				145.9			145.9
Other comprehensive earnings (loss):
Pension or other postretirement benefits, net of reclass						8.7
Cash flow hedges, net of reclassifications						—
Translation adjustment						27.8
Net unrealized gain (loss) on OTTI mark sec, net of reclass						1.1
Net unrealized gain (loss) on marketable securities, net of reclass						1.8

Other comprehensive earnings (loss)						39.4	39.4

Comprehensive earnings, net of taxes							185.3
Adoption of new accounting guidance — OTTI(2)				1.4		(1.7)	(0.3)
Shares issued under deferred stock plan compensation	0.4						—
Tax benefit (shortfall) related to stock plans			(3.9)				(3.9)
Stock-based compensation			20.4				20.4

Balance at December 31, 2009	78.1	$0.9	$820.0	$839.8	$(404.5)	$(242.6)	$1,013.6

(1)	Adjustment to retained earnings related to the adoption of accounting guidance regarding uncertainty in income taxes was $7.340 million

(2)	Cumulative effect adjustment related to the adoption of accounting guidance regarding recognition and presentation of other-than-temporary impairments

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

Use of Estimates:

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S.”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, as well as disclosures regarding contingencies. On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, doubtful accounts, inventories, stock-based compensation, intangible assets, income taxes, warranty obligations, copyright fees, restructurings, pension and other postretirement benefits, contingencies and litigation, and fair values that are based on unobservable inputs significant to the overall measurement. Lexmark bases its estimates on historical experience, market conditions, and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The fair value of long-term debt is estimated based on the prices the bonds have recently traded in the market as well as prices of debt with similar characteristics issued by other companies. The fair value of derivative financial instruments is based on pricing models or formulas using current market data, or where applicable, quoted market prices.

Starting in 2009, in response to newly issued fair value accounting guidance, the Company implemented more comprehensive procedures to review the number of pricing inputs received as well as the variability in the pricing data utilized in the overall valuation of its marketable securities. For securities in which the number of pricing inputs is less than expected or there is significant variability in the pricing inputs, the Company tests that the price is within a reasonable range of fair value through corroboration with other sources of market data. Refer to Recent Accounting Pronouncements within this footnote for information regarding the fair value guidance issued and effective in 2009.

In determining where measurements lie in the fair value hierarchy, the Company uses default assumptions regarding the general characteristics of each type of security as the starting point. The Company then downgrades individual securities to a lower level as necessary based on specific facts and circumstances.

The Company also applies the fair value framework to nonrecurring, nonfinancial fair value measurements, beginning in 2009 in accordance with the accounting guidance. These measurements include such items as impairment of held and used fixed assets, long-lived assets held for sale, and goodwill impairment testing. The valuation approach(es) selected for each of these measurements depends upon the specific facts and circumstances.

Marketable Securities:

Based on the Company’s expected holding period, Lexmark has classified all of its marketable securities as available-for-sale and the majority of these investments are reported in the Consolidated Statements of Financial Position as current assets. The Company’s available-for-sale auction rate securities have been classified as noncurrent assets since the expected holding period is assumed to be greater than one year due to failed market auctions of these securities. Realized gains or losses are derived using the specific identification method for determining the cost of the securities.

The Company records its investments in marketable securities at fair value through accumulated other comprehensive earnings using the valuation practices discussed in the previous fair value section. Once these investments have been marked to market, the Company must assess whether or not its individual unrealized loss positions contain other-than-temporary impairment (“OTTI”). Based on new accounting guidance issued and effective in 2009, the Company recognizes OTTI in earnings for the entire unrealized loss position if the entity intends to sell or it is more likely than not the entity will be required to sell the debt security before its anticipated recovery of its amortized cost basis. If the Company does not expect to sell the debt security, but the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss is deemed to exist and OTTI is recognized in earnings.

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

Refer to Note 3, Fair Value, and Note 6, Marketable Securities, for further discussion on the Company’s auction rate securities as well as other-than-temporary impairment.

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

Property, Plant and Equipment:

Property, plant and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. The Company capitalizes interest related to the construction of certain fixed assets if the effect of capitalization is deemed material. Property, plant and equipment accounts are relieved of the cost and related accumulated depreciation when assets are disposed of or otherwise retired.

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

Long-Lived Assets:

Lexmark performs reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition are insufficient to recover the carrying value of the assets, then an impairment loss is recognized based upon the excess of the carrying value of the assets over the fair value of the assets. Fair value is determined based on the highest and best use of the assets considered from the perspective of market participants.

Lexmark also reviews any legal and contractual obligations associated with the retirement of its long-lived assets and records assets and liabilities, as necessary, related to such obligations. The asset recorded is amortized over the useful life of the related long-lived tangible asset. The liability recorded is relieved when the costs are incurred to retire the related long-lived tangible asset. The Company’s asset retirement obligations are currently not material to the Company’s Consolidated Statements of Financial Position.

Environmental Remediation Obligations:

Lexmark accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. In the early stages of a remediation process, particular components of the overall obligation may not be reasonably estimable. In this circumstance, the Company recognizes a liability for the best estimate (or the minimum amount in a range if no best estimate is available) of the cost of the remedial investigation-feasibility study, related consultant and external legals fees, and for any other component remediation costs that can be reasonably estimated. Accruals are adjusted as further information develops or circumstances change. Recoveries from other parties are recorded as assets when their receipt is deemed probable.

Warranty:

Lexmark provides for the estimated cost of product warranties at the time revenue is recognized. The amounts accrued for product warranties are based on the quantity of units sold under warranty, estimated product failure rates, and material usage and service delivery costs. The estimates for product failure rates and material usage and service delivery costs are periodically adjusted based on actual results. For extended warranty programs, the Company defers revenue in short-term and long-term liability accounts (based on the extended warranty contractual period) for amounts invoiced to customers for these programs and recognizes the revenue ratably over the contractual period. Costs associated with extended warranty programs are expensed as incurred.

Shipping and Distribution Costs:

Lexmark includes shipping and distribution costs in Cost of Revenue on the Consolidated Statements of Earnings.

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

The following are the policies applicable to Lexmark’s major categories of revenue transactions:

Products

Revenue from product sales, including sales to distributors and resellers, is recognized when title and risk of loss transfer to the customer, generally when the product is shipped to the customer. Lexmark customers include distributors, resellers and end-users of Lexmark products. When other significant obligations remain after products are delivered, such as contractual requirements pertaining to customer acceptance, revenue is recognized only after such obligations are fulfilled. At the time revenue is recognized, the Company provides for the estimated cost of post-sales support, principally product warranty, and reduces revenue for estimated product returns.

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

Advertising Costs:

The Company expenses advertising costs when incurred. Advertising expense was approximately $51.5 million, $93.4 million, and $111.5 million in 2009, 2008 and 2007, respectively.

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

The Company’s assumed long-term rate of return on plan assets is based on long-term historical actual return information, the mix of investments that comprise plan assets and future estimates of long-term investment returns by reference to external sources. The Company also includes an additional return for active management, when appropriate, and deducts various expenses. Differences between actual and expected asset returns on equity investments are recognized in the calculation of net periodic benefit cost over five years.

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

The accounting guidance for employers’ defined benefit pension and other postretirement plans requires recognition of the funded status of a benefit plan in the statement of financial position and recognition in other comprehensive earnings of certain gains and losses that arise during the period, but are deferred under pension accounting rules.

Stock-Based Compensation:

On January 1, 2006, the Company implemented the provisions of FASB guidance on share-based payment and related interpretations. This guidance requires that all share-based payments to employees, including grants of stock options, be recognized in the financial statements based on their fair value. The Company selected the modified prospective transition method for implementing this guidance and began recognizing compensation expense for stock-based awards granted on or after January 1, 2006, plus any unvested awards granted prior to January 1, 2006. Stock-based compensation expense for awards granted on or after January 1, 2006, is based on the grant date fair value calculated in accordance with the provisions of the share-based payment accounting guidance. Stock-based compensation related to any unvested awards granted prior to January 1, 2006, is based on the grant date fair value calculated in accordance with the original provisions of FASB guidance on accounting for stock-based compensation. The fair value of the Company’s stock-based awards, less estimated forfeitures, is amortized over the awards’ vesting periods on a straight-line basis if the awards have a service condition only. For awards that contain a performance condition, the fair value of these stock-based awards, less estimated forfeitures, is amortized over the awards’ vesting periods using the graded vesting method of expense attribution.

The fair value of each option award on the grant date was estimated using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield, expected stock price volatility, weighted average risk-free interest rate and weighted average expected life of the options. Under the accounting guidance on share-based payment, the Company’s expected volatility assumption used in the Black-Scholes option-pricing model was based exclusively on historical volatility and the expected life assumption was established based upon an analysis of historical option exercise behavior. The risk-free interest rate used in the Black-Scholes model was based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the Company’s expected term assumption. The Company has never declared or paid any cash dividends on the Class A Common Stock and has no current plans to pay cash dividends on the Class A Common Stock. The payment of any future cash dividends will be determined by the Company’s Board of Directors in light of conditions then existing, including the Company’s earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions, tax laws, certain corporate law requirements and various other factors. The fair value of each restricted stock unit award and deferred stock unit award was generally calculated using the closing price of the Company’s stock on the date of grant.

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

In July 2006, the FASB issued guidance on accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold as “more-likely-than-not” that a tax position must meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting for income taxes in interim periods, financial statement disclosure and transition rules.

The evaluation of a tax position in accordance with this guidance is a two-step process. The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any litigation. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution.

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

Net Earnings Per Share:

Basic net earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the reported period. The calculation of diluted net earnings per share is similar to basic, except that the weighted average number of shares outstanding includes the additional dilution from potential common stock such as stock options, restricted stock units and stock under long-term incentive plans.

Accumulated Other Comprehensive (Loss) Earnings:

Accumulated other comprehensive (loss) earnings refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the U.S. are included in comprehensive earnings (loss) but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax. Lexmark’s Accumulated other comprehensive (loss) earnings is composed of deferred gains and losses related to pension or other postretirement benefits, foreign currency exchange rate adjustments, and net unrealized gains and losses on marketable securities including the non-credit loss component of OTTI beginning in 2009 based on new accounting guidance.

Segment Data:

Lexmark manufactures and sells a variety of printing and multifunction products and related supplies and services and is primarily managed along divisional lines: the Printing Solutions and Services Division (“PSSD”) and the Imaging Solutions Division (“ISD”).

Subsequent Events:

The Company performs an evaluation of subsequent events through the date the financial statements are issued. The Company’s year-end 2009 financial statements were issued on February 26, 2010.

Recent Accounting Pronouncements:

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)-1”). The FSP amends the guidance provided under FAS 141(R) Business Combinations (“FAS 141(R)”) with regard to assets and liabilities arising from contingencies in a business combination. The new FSP requires that the acquirer recognize pre-acquisition contingencies at fair value if the acquisition-date fair value can be reasonably determined during the measurement period. If fair value cannot be reasonably determined, the measurement should be based on the best estimate in accordance with the guidance on accounting for contingencies. The FSP was effective for acquisitions by the Company beginning in the first quarter of 2009. The Company applied this guidance to its single acquisition during 2009, described in Note 3 to the Consolidated Financial Statements.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). This FSP amends FAS 157, Fair Value Measurements (“FAS 157”) and supersedes FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP FAS 157-3”). According to the FSP, an entity should consider several factors to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity for the asset or liability including price quotations not based on current information, few number of recent transactions, and price quotations varying substantially among market makers to name a few. If an entity concludes, based on the weight of the evidence, there has been a significant decrease in volume and level of activity then transactions or quoted prices may not be determinative of fair value, thus requiring further analysis to determine whether the prices are based on orderly transactions. The FSP lists several factors to consider in making this assessment as well, including the existence of a usual and customary marketing period, the seller being in or near bankruptcy or forced to sell to meet regulatory or legal requirements, and the transaction price appearing as an outlier when compared with other recent transactions. Based on the available evidence, an entity must determine whether or not a transaction is orderly. The weight placed on a transaction price when estimating fair value is based on this determination as well as the sufficiency of information available to make the determination. The FSP reaffirms the need to use judgment when determining if a price is determinative of fair value, considering all facts and circumstances including the nature of a quote (binding offer or an indicative price), whether or not the price includes an appropriate risk premium that a market participant would demand, and considering the use of a different valuation technique or multiple valuation techniques. In addition to the accounting guidance, the FSP also amends fair value disclosure requirements to require in interim periods the disclosure of the inputs and valuation techniques used to measure fair value and any changes in inputs and techniques during the period. The FSP also requires that the fair value disclosures be presented for debt and equity securities by major security type, based on the nature and risks of the security. FSP FAS 157-4 was first effective for the Company’s second quarter 2009 financial statements and was applied prospectively. The FSP has not had a significant impact on the valuation of the Company’s assets or liabilities. Refer to Note 3 to the Consolidated Financial Statements for a discussion of the Company’s valuation techniques as well as additional measures taken with respect to prices in response to the FSP.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). This FSP amends the existing guidance regarding the recognition of other-than-temporary impairment (“OTTI”) for debt securities. If the fair value of a debt security is less than its amortized cost basis, an entity must assess whether the impairment is other than temporary. If an entity intends to sell or it is more likely than not the entity will be required to sell the debt security before its anticipated recovery of its amortized cost basis, an other-than temporary impairment shall be considered to have occurred and the entire difference between the amortized cost basis and the fair value must be recognized in earnings. If the entity does not expect to sell the debt security, but the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss is deemed to exist and OTTI shall be considered to have occurred. However, in this case, the OTTI is separated into two components, the amount representing the credit loss which is recognized in earnings and the amount related to all other factors which is now recognized in other comprehensive income under the new guidance. In either case, for debt securities in which OTTI was recognized in earnings, the difference between the new amortized cost basis (previous amortized cost basis less OTTI recognized in earnings) and the cash flows expected to be collected shall be accreted in accordance with existing guidance as interest income in subsequent periods. The FSP also changes the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities. In periods in which OTTI is determined, the total OTTI shall be presented in the statement of earnings as well as the offset for the amount that was recognized in other comprehensive income under the new FSP. Amounts recognized in accumulated other comprehensive income for which a portion of an OTTI has been recognized in earnings must also be presented separately. The FSP also expands interim and annual disclosure requirements for debt and equity securities including but not limited to the methodology and significant inputs used to measure the credit loss portion of OTTI as well as a tabular rollforward of the amount of credit losses recognized in earnings. The FSP became effective for the Company’s new and existing investments as of April 1, 2009. The Company recognized a favorable $2.1 million cumulative effect adjustment to the opening balance of retained earnings and a corresponding adjustment to accumulated other comprehensive income, before consideration of tax effects, related to the initial application of the FSP to its debt securities held by the Company at April 1, 2009 for which OTTI had been previously recognized. This adjustment was calculated by comparing the present value of the cash flows expected to be collected to the amortized cost bases of the debt securities at the transition date. Under the new guidance, the Company has recognized in earnings net impairment losses of $3.1 million. See Note 6 to the Consolidated Financial Statements for further details.

In May 2009, the FASB issued FAS No. 165, Subsequent Events (“FAS 165”). FAS 165 provides accounting guidance and disclosure requirements for events that occur after the balance sheet date but before financial statements are issued or available to be issued. FAS 165 should be applied to the accounting for and disclosure of subsequent events not addressed in other GAAP and is not expected to change current accounting practices. The standard requires that the effects of all subsequent events that provide additional evidence about conditions that existed at the balance sheet date be recognized in the financial statements. However, an entity shall not recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet. For nonrecognized subsequent events, the nature of the event and an estimate of the financial effects, or statement that such an estimate cannot be made, should be disclosed if necessary to keep the financial statements from being misleading. FAS 165 also requires that an entity disclose the date through which subsequent events have been evaluated and whether such date is the date the financial statements were issued or the date the financial statements were available to be issued. Lexmark, being a public company, evaluates subsequent events through the date its financial statements are issued. FAS 165 was first effective for the Company’s second quarter financial statements. Note 2 to the Consolidated Financial Statements provides the date through which subsequent events were evaluated.

In June 2009, the FASB issued FAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“FAS 168”). FAS 168 establishes the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative GAAP recognized by the FASB with the exception of guidance provided by the SEC for public companies. Under the new accounting principles framework, if guidance for a transaction or event is not specified within a source of authoritative GAAP, the Company must first consider accounting principles for similar transactions or events within a source of authoritative GAAP and then consider nonauthoritative guidance from other sources. Though the ASC is not intended to change existing GAAP, any effect of applying the standard will be accounted for as a change in accounting principle or correction of an error depending on the facts and circumstances. FAS 168 was first effective for the Company’s third quarter financial statements. The Company has removed all other references to legacy accounting standards and has adopted a plain English approach to disclosures regarding accounting guidance. The Company expects no other changes to its financial statements as the result of the ASC. Changes to the ASC, representing new or amended accounting and disclosure guidance, will be communicated in the form of an Accounting Standards Update (“ASU”). Although ASUs will update the ASC, they are not considered authoritative in their own right.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value (“ASU 2009-05”). ASU 2009-05 reaffirms that the fair value measurement of a liability is based on the assumption that the liability is transferred in an orderly transaction to a market participant and continues to exist rather than settled with the counterparty. It also reaffirms that the measurement include nonperformance risk and that such risk does not change after the transfer of the liability. ASU 2009-05 provides guidance on how to measure liabilities at fair value. When a quoted price in an active market for the identical liability is not available, a Level 1 measurement, an entity must consider other technique(s). If the quoted price of an identical liability when traded as an asset in an active market is available, and no adjustment is needed, this is also considered a Level 1 measurement. In the absence of a Level 1 measurement, an entity must use one or more of the following: the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, and/or another valuation technique such as a technique based upon the amount an entity would pay to transfer the identical liability in an orderly transaction or a technique based on the amount an entity would receive to enter into an identical liability. An entity should not make a separate adjustment for restrictions on the transfer of a liability when measuring the liability’s fair value. This restriction is implicit in nearly all liabilities and is considered to be understood by issuer and creditor. However, quoted prices should be adjusted for any factors specific to the asset that are not applicable to the fair value measurement of the liability, such as the quoted price of an asset relates to a similar but not identical liability or the quoted price of an asset includes the effect of a third-party guarantee. The method or technique used to measure fair value must maximize the use of relevant observable inputs and should reflect the assumptions that market participants would use in the principal or most advantageous market in accordance with existing fair value guidance. The guidance was first effective for the Company in the fourth quarter of 2009. There were no material changes to the Company’s fair value measurements resulting from the new guidance.

In September 2009, the FASB issue ASU No. 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2009-12”). ASU 2009-12 applies to investments that both (1) do not have readily determinable fair values and (2) are made to entities having all of the attributes of an investment company specified under current U.S. GAAP or made to entities in which it is industry practice for the investee to issue financial statements in a manner consistent with U.S. GAAP for investment companies. ASU 2009-12 provides guidance on the fair value measurement of these investments. The ASU permits a reporting entity, as a practical expedient, to estimate the fair value of the investment using the net asset value per share provided it is calculated in a manner consistent with U.S. GAAP for investment companies at the reporting entity’s measurement date. If net asset value per share is not calculated in such a manner, the reporting entity must consider whether an adjustment to the most recent net asset value per share is necessary in order to estimate net asset value in a manner consistent with U.S. GAAP as of the reporting entity’s measurement date. A reporting entity is not allowed to use the practical expedient if it is probable that the entity will sell the investment for an amount that is different from net asset value per share. ASU 2009-12 also contains disclosure requirements for investments within scope that have been measured at fair value during the period even if the practical expedient was not applied, though the disclosures do not apply to pension plan assets. The guidance, which was first effective for the Company in the fourth quarter of 2009, did not have a material impact to the Company’s fair value measurements as most of the Company’s investments have readily determinable fair values.

Accounting Standards Issued But Not Yet Effective

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

In October 2009, the FASB issued ASU No. 2009-14, Software (Topic 985) Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”). ASU 2009-14 contains amendments to the ASC that change the accounting model for revenue arrangements that include both tangible products and software elements. Specifically, the ASU modifies the scope of existing software revenue guidance such that tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are no longer in scope. The amendments also require that hardware components of a tangible product containing software components always be excluded from software revenue guidance. Furthermore, if the software contained on the tangible product is essential to the tangible product’s functionality, the software is excluded from software revenue guidance as well. This exclusion would include undelivered elements that relate to the software that is essential to the tangible product’s functionality. The ASU provides various factors to consider when determining whether the software and nonsoftware components function together to deliver the product’s essential functionality. These changes would remove the requirement to have VSOE of selling price of the undelivered elements sold with a software-enabled tangible product and could likely increase the ability to separately account for the sale of these products from the undelivered elements in an arrangement. ASU 2009-14 also provides guidance on how to allocate consideration when an arrangement includes deliverables that are within the scope of software revenue guidance (“software deliverables”) and deliverables that are not (“nonsoftware deliverables”). The consideration must be allocated to the software deliverables as a group and the nonsoftware deliverables based on the relative selling price method described in ASU 2009-13. The consideration allocated to the software deliverables group would be subject to further separation and allocation based on the software revenue guidance. Furthermore, if an undelivered element relates to both a deliverable within the scope of the software revenue guidance and deliverable not in scope of the software revenue guidance, the undelivered element must be bifurcated into a software deliverable and a nonsoftware deliverable. Multiple-element arrangements that include deliverables within the scope of software revenue guidance and deliverables not within the scope of software revenue guidance must provide the ongoing disclosures required in ASU 2009-13. An entity must adopt the amendments in ASU 2009-14 in the same period and using the same transition method that it uses to adopt the amendments included in ASU 2009-13.

The Company is in the process of assessing the impact of ASU 2009-13 and ASU 2009-14. The Company enters into various types of multiple-element arrangements and, in many cases, uses the residual method to allocate arrangement consideration. The elimination of the residual method and required use of the relative selling price method will result in the Company allocating any discount over all of the deliverables rather than recognizing the entire discount up front with the delivered items. Although the Company is in the process of assessing this change quantitatively, the Company does not believe the change will be material to the Company’s financial statements given the relatively low magnitude of multiple deliverable arrangements to the Company’s overall business. The Company has not yet developed a policy for best estimate of selling price nor has the adoption date and transition method been determined at this time. Additionally, based on Lexmark’s current operations, the Company also believes the changes to the software revenue guidance will not have a material impact to its financial statements.

In December 2009, the FASB issued ASU No. 2009-16, Transfers and Servicing (Topic 860) (“ASU 2009-16”) which codifies FAS 166 originally issued in June 2009. The amendments to the ASC contained in ASU 2009-16 eliminate the concept of a qualifying special purpose entity and removes the exception from applying consolidation guidance to such entities. ASU 2009-16 also amends and clarifies the derecognition criteria for a transfer to be accounted for as a sale. The Company will continue to account for its trade receivables facility as a secured borrowing based on its ability to repurchase the receivable interests at a determinable price. The accounting guidance is effective for any transfers by the Company in the first quarter of 2010.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2010-06”) which requires new disclosures and clarifies existing disclosures required under current fair value guidance. Under the new guidance, a reporting entity must disclose separately gross transfers in and gross transfers out of Levels 1, 2, and 3 and describe the reasons for the transfers. A reporting entity must also disclose and consistently follow its policy for determining when transfers between levels are recognized. The new guidance also requires separate presentation of purchases, sales, issuances, and settlements rather than net presentation in the Level 3 reconciliation. ASU 2010-06 also requires that the fair values of derivative assets and liabilities be presented on a gross basis except for the Level 3 reconciliation which may be presented on a net or a gross basis. The ASU also makes clear the appropriate level of disaggregation for fair value disclosures, which is generally by class of assets and liabilities, as well as clarifies the requirement to provide disclosures about valuation techniques and inputs for both recurring and nonrecurring fair value measurements that fall under Level 2 or Level 3. The new disclosure requirements will be effective for the Company in the first quarter of 2010 with the exception of the requirement to separately disclose purchases, sales, issuances, and settlements which will be effective in the first quarter of 2011. The Company will incorporate the required disclosures into its first quarter 2010 fair value footnote but has not yet decided whether or not it will early adopt the 2011 requirements as permitted under the guidance.

The FASB and SEC issued several accounting standards updates and staff accounting bulletins not discussed above that related to technical corrections of existing guidance or new guidance that is not meaningful to the Company’s current financial statements.

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

The guidance issued by the FASB in April 2009 for determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly was considered in preparation of the December 31, 2009 financial statements. The additional disclosures required by this guidance have been provided below, namely the disaggregation of fair value information to the level of major security types used in Note 6 to the Consolidated Financial Statements. The guidance does not require such disclosures for earlier periods presented for comparative purposes at initial adoption.

See Note 2 to the Consolidated Financial Statements for information regarding the guidance issued by the FASB in 2009 discussed above.

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

Assets and (Liabilities) Measured at Fair Value on a Recurring Basis

		Based on
		Quoted
		Prices in	Other
	Fair Value At	Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Available-for-sale marketable securities — ST	$673.2	$261.6	$408.2	$3.4
Foreign currency derivatives(1)	0.2	—	0.2	—
Available-for-sale marketable securities — LT	22.0	—	—	22.0

Total	$695.4	$261.6	$408.4	$25.4

Liabilities measured at fair value on a recurring basis:
Foreign currency derivatives(2)	0.3	—	0.3	—

Total	$0.3	$—	$0.3	$—

(1)	Foreign currency derivative assets are included in Prepaid expenses and other current assets on the Consolidated Statements of Financial Position.

(2)	Foreign currency derivative liabilities are included in Accrued liabilities on the Consolidated Statements of Financial Position.

The fair values of the marketable securities above are disclosed by major security type in the table below.

		Based on
		Quoted
		Prices in	Other
	Fair Value at	Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Government & agency debt securities — ST	$271.9	$261.6	$10.3	$—
Corporate debt securities — ST	301.2	—	300.2	1.0
Asset-backed and mortgage-backed securities - ST	100.1	—	97.7	2.4
Auction rate securities — municipal debt — LT	18.6	—	—	18.6
Auction rate securities — preferred — LT	3.4	—	—	3.4

Total	$695.2	$261.6	$408.2	$25.4

Excluded from the 2009 tables above were financial instruments included in Cash and cash equivalents on the Consolidated Statements of Financial Position. The Company’s policy is to consider all highly liquid investments with an original maturity of three months or less at the Company’s date of purchase to be cash equivalents. Investments considered cash equivalents included approximately $301.8 million of money market funds, $34.7 million of agency discount notes and $1.1 million of corporate debt securities at December 31, 2009. The amortized cost of these investments closely approximates fair value as described in the Company’s policy above. Fair value of these instruments is readily determinable using the methods described below for marketable securities or, in the case of money market funds, based on the fair value per share (unit) determined and published as the basis for current transactions.

For purposes of comparison, the following information relates to December 31, 2008.

		Based on
		Quoted
		Prices in	Other
	Fair Value at	Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Available-for-sale marketable securities — ST	$694.1	$428.0	$264.7	$1.4
Available-for-sale marketable securities — LT	24.7	—	—	24.7

Total	$718.8	$428.0	$264.7	$26.1

Liabilities measured at fair value on a recurring basis:
Foreign currency derivatives(1)	1.5	—	1.5	—

Total	$1.5	$—	$1.5	$—

(1)	Foreign currency derivative liabilities are included in Accrued liabilities on the Consolidated Statements of Financial Position.

Excluded from the table above were financial instruments included in Cash and cash equivalents on the Consolidated Statements of Financial Position. Investments considered cash equivalents, which closely approximate fair value as described in the Company’s policy above, included roughly $129.9 million of money market funds and $36.0 million of US agency discount notes at December 31, 2008.

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the years ended December 31, 2009 and December 31, 2008:

	Twelve Months	Twelve Months
	Ended	Ended
	December 31, 2009	December 31, 2008
Available-for-Sale Marketable Securities
Balance, beginning of period	$26.1	$31.9
Pre-tax cumulative effect adj — Retained Earnings*	2.1	—
Pre-tax cumulative effect adj — Accum Other Comp Loss*	(2.1)	—
Realized and unrealized gains/(losses) included in earnings	(2.9)	(7.3)
Unrealized gains/(losses) included in comprehensive income	1.0	(1.0)
Purchases, sales, issuances, and settlements, net	(1.5)	0.1
Transfers in and/or out of Level 3	2.7	2.4

Balance, end of period	$25.4	$26.1

*	Adoption of new accounting guidance regarding recognition and presentation of other-than-temporary impairments

See Notes 2 and 6 to the Consolidated Financial Statements regarding the cumulative effect transition adjustment related to the FASB’s amended guidance for determining other-than-temporary impairment (“FASB OTTI guidance”).

The 2009 Level 3 marketable securities fair value information above is disclosed by major security type in the table below.

	Total Level 3	Corporate Debt	AB And MB	ARS - Muni Debt	ARS - Preferred
Twelve Months Ended, December 31, 2009	Securities	Securities	Securities	Securities	Securities
Balance, beginning of period	$26.1	$0.9	$0.5	$20.8	$3.9
Pre-tax cumulative effect adj — Retained Earnings*	2.1	1.4	—	0.7	—
Pre-tax cumulative effect adj — Accum Other Comp Loss*	(2.1)	(1.4)	—	(0.7)	—
Realized and unrealized gains/(losses) included in earnings	(2.9)	(1.2)	(0.3)	(1.4)	—
Unrealized gains/(losses) included in comprehensive income	1.0	1.7	0.2	(0.4)	(0.5)
Purchases, sales, issuances, and settlements, net	(1.5)	(0.4)	(0.7)	(0.4)	—
Transfers in and/or out of Level 3	2.7	—	2.7	—	—

Balance, end of period	$25.4	$1.0	$2.4	$18.6	$3.4

AB = Asset-backed
MB = Mortgage-backed
ARS = Auction rate security

Realized and unrealized losses of $2.9 million year to date 2009 were recognized in the Consolidated Statements of Earnings related to the Company’s Level 3 assets, nearly all of which related to assets still held at the balance sheet date. Of this amount, $2.7 million was recognized in Net Impairment Losses on Securities and calculated in accordance with the new FASB OTTI guidance and $0.2 million was recognized in Other (income) expense, net in the first quarter of 2009 as determined under the prior OTTI guidance. The 2009 total is primarily driven by credit losses of $1.2 million related to Lehman Brothers debt securities and $1.4 related to one of the Company’s municipal auction rate securities. It should be noted that all of the 2009 charges related to Lehman Brothers and $0.7 million of the 2009 charge related to the municipal auction rate security are recycled charges that were recognized in 2008 Net earnings and reversed through Retained earnings on April 1, 2009 in the transition adjustment required under the amended FASB OTTI guidance. Realized and unrealized losses of $7.3 million during 2008 were included in Other (income) expense, net on the Consolidated Statements of Earnings. Of this amount, losses of $7.3 million were attributable to the change in fair value of marketable securities held at December 31, 2008, deemed to be other than temporarily impaired, including $4.4 million related to the Lehman Brothers bankruptcy, $1.9 million related to auction rate securities, and $1.0 related to distressed corporate debt, mortgage-backed and asset-backed securities.

There were no purchases of Level 3 securities in 2009. The Purchases, sales, issuances, and settlements, net total relate to sales of various security types as indicated in the table above. For 2008, the Purchases, sales, issuances, and settlements, net total of $0.1 million was comprised of $28.5 million of auction rate securities purchases in the first quarter of 2008 offset by settlements of auction rate securities of $28.0 million in the second quarter and third quarter of 2008 as well as sales of certain corporate debt and mortgage-backed securities of $0.4 million.

Transfers in and/or out of Level 3 for 2009 were $2.7 million net, made up of gross transfers in of $4.5 million offset partially by gross transfers out of $1.8 million. Level 3 transfer activity in 2009 was driven by asset-backed and mortgage-backed securities. The Company believed that a Level 3 classification was appropriate for these securities due to several reasons including a low number of inputs used in the consensus price default methodology and the use of unobservable inputs in certain fair value measurements. Transfers in and/or out of Level 3 2008 were $2.4 million net, made up of gross transfers in of $11.2 million offset partially by gross transfers out of $8.8 million. Gross transfers in were primarily due to $5.0 million of Lehman Brothers debt securities transferred in to Level 3 due to the use of indicative pricing source after bankruptcy was indicated in the third quarter as well as $5.6 million of various corporate bonds and mortgage-backed securities for which current, observable market data was not available at third quarter end due to specific credit events or a decrease in trading activity. Gross transfers out were driven by notification in the second quarter that $4.1 million of auction rate would be called at par in the following quarter as well as $4.6 million reclassification of certain debt securities back to Level 2 based on the availability of current, observable market data at the end of the fourth quarter.

Interest rate swap contracts, which served as a fair value hedge of the Company’s senior notes that matured in May 2008, were also considered a Level 3 fair value measurement in the second quarter of 2008. Because the short-cut method was used to record the fair value of the interest rate swaps, the Company believes it is clearer to describe the activity in narrative form rather than to include the change in fair value in the Level 3 rollforward above. The fair values of the interest rate swaps at December 31, 2007 and March 31, 2008 were assets of $0.1 million and $0.3 million, respectively. Final settlement occurred in the second quarter of 2008, resulting in net cash proceeds of $0.8 million. As of December 31, 2009, the Company has not entered into any new interest rate swap contracts.

Valuation Techniques

The Company generally uses a market approach, when practicable, in valuing the following financial instruments. In certain instances, when observable market data is lacking, the Company uses valuation techniques consistent with the income approach whereby future cash flows are converted to a single discounted amount. A discussion of changes in valuation techniques and significant assumptions in 2009 is included below.

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

Level 1 — Marketable Securities

Level 1 fair value measurements are based on quoted market prices in active markets and include U.S. government and agency securities. These valuations are performed using a consensus price method, whereby prices from a variety of industry data providers are input into a distribution-curve based algorithm to determine daily market values.

Level 2 — Marketable Securities

Level 2 fair value measurements are based on quoted prices in markets that are not active, broker dealer quotations, or other methods by which all significant inputs are observable, either directly or indirectly. Securities utilizing Level 2 inputs are primarily corporate bonds, asset-backed securities and mortgage-backed securities, most of which are valued using the consensus price method described previously. In response to new accounting guidance regarding the determination of fair value when the volume and level of activity have significantly decreased and identifying transactions that are not orderly, the Company added additional steps starting in the second quarter of 2009 to its fair value practices described above with respect to the consensus pricing methodology used in the valuation of these securities. The Company has implemented more comprehensive procedures to review the number of pricing inputs received as well as the variability in the pricing data utilized in the overall valuation. For securities in which the number of pricing inputs used is less than expected or there is significant variability in the pricing inputs, the Company has tested that the final consensus price is within a reasonable range of fair value through corroboration with other sources of price data.

During 2009, the Company valued certain mortgage-backed and asset-backed securities using a discounted cash flow approach rather than the consensus price method described above. The additional valuation was performed during the Company’s assessment of other-than-temporary impairment under the new model included in the FASB OTTI guidance. Under the discounted cash flow approach, collateral-specific assumptions were developed based on an analysis of the characteristics of each security. These assumptions were then used to project the performance of the instruments. The expected cash flows that resulted from the analysis were then discounted using a rate intended to reflect the uncertainty inherent in the cash flows. In some cases, the Company was able to corroborate the results of the discounted cash flow analysis with the valuations determined under the consensus pricing method within a reasonable range of fair value. The corroborated fair values were maintained as Level 2 within the fair value hierarchy.

Level 2 fair value measurements also include smaller amounts of commercial paper and certificates of deposit which generally have shorter maturities and less frequent market trades. Such securities are valued via mathematical calculations using observable inputs until such time that market activity reflects an updated price.

Level 3 — Marketable Securities

Level 3 fair value measurements are based on inputs that are unobservable and significant to the overall valuation. Level 3 fair value measurements at December 31, 2009 included auction rate securities for which recent auctions were unsuccessful, valued at $22.0 million, as well as certain distressed debt securities and other asset-backed and mortgage-backed securities valued at $3.4 million. The auction rate securities were made up of student loan revenue bonds valued at $13.7 million, municipal sewer and airport revenue bonds valued at $4.9 million, and auction preferred stock valued at $3.4 million at year end 2009. Level 3 fair value measurements at December 31, 2008 included auction rate securities for which recent auctions were unsuccessful, valued at $24.7 million, certain distressed debt instruments valued at $0.8 million, and other thinly traded corporate debt securities and mortgage-backed securities valued at $0.6 million. The auction rate securities were made up of student loan revenue bonds valued at $14.6 million, municipal sewer and airport revenue bonds valued at $6.2 million, and auction rate preferred stock valued at $3.9 million. The valuation techniques for the Company’s level 3 fair value measurements of its marketable securities are discussed in the paragraphs to follow.

Auction Rate Securities

For year-end 2009, the Company’s auction rate securities for which recent auctions were unsuccessful were valued using a more refined discounted cash flow model that places greater emphasis on the characteristics of the individual securities, which the Company believes yields a better estimate of fair value. The first step in the valuation included a credit analysis of the security which considered various factors including the credit quality of the issuer (and insurer if applicable), the instrument’s position within the capital structure of the issuing authority, and the composition of the authority’s assets including the effect of insurance and/or government guarantees. Next, the future cash flows of the instruments were projected based on certain assumptions significant to the valuation including (1) the auction rate market will remain illiquid and auctions will continue to fail causing the interest rate to be the maximum applicable rate and (2) the securities will not be redeemed. These assumptions resulted in discounted cash flow analysis being performed through the legal maturities of these securities, ranging from the year 2032 through 2040, or in the case of the auction rate preferred stock, through the mandatory redemption date of year-end 2021. The projected cash flows were then discounted using the applicable yield curve, such as

AAA or AA US Muni Education Revenue curve for student loan auction rate securities, plus a 250 basis point liquidity premium added to the applicable discount rate of all but one auction rate security. For this instrument, developments in the fourth quarter of 2009 raised serious concern regarding the insurer’s ability to honor its contract. Given the distressed financial conditions of both the issuer as well as the insurer, the fair value of the municipal bond was primarily based on the expected recoveries that holders could realize from bankruptcy proceedings after a likely work out period of two years. A small number of comparable trades were also considered in the valuation of this instrument which supported the discount rate applied. Overall, the auction rate security portfolio balance decreased $2.7 million during the year and was largely due to the $0.7 million decrease in the fair value of this security as well as higher liquidity premiums and longer economic maturities based on the Companies assumptions regarding the auction rate market compared to those of 2008. For comparison purposes, a summary of the year-end 2008 valuation techniques and assumptions used to measure auction rate securities is provided in the following paragraph.

The Company performed a discounted cash flow analysis on its auction rate securities at year-end 2008, using current coupon rates, a first quarter 2010 redemption date and a 50 basis point liquidity premium factored into the discount rate. The result was a downward YTD mark to market adjustment of $2.5 million, of which $1.9 million was recognized in the Consolidated Statements of Earnings as other than temporarily impaired due to credit events involving the issuer and insurer of one security. The remaining $0.6 million was recognized in Accumulated other comprehensive loss on the Consolidated Statements of Financial Position representing the mark to market adjustment on all other auction rate securities.

The changes in valuation techniques and assumptions in 2009 for the Company’s auction rate securities did not result from the application of the new fair value guidance that was effective for the Company starting in the second quarter of 2009.

Other Level 3 Debt Securities

The Company holds certain debt instruments that it considers distressed due to reasons such as bankruptcy or a significant downgrade in credit rating. These types of securities are valued in a number of ways including the use of indicative pricing sources or a discounted cash flow analysis. In limited instances, the Company has decided that the value determined by a discounted cash flow analysis is a better indicator of fair value and has adjusted the price determined under the consensus price methodology.

In 2009, the Company switched to an income approach when valuing its Lehman Brothers corporate debt securities, which are the Company’s largest distressed debt instruments. The discounted cash flow analysis was based on a detailed analysis of the bankruptcy proceedings, which resulted in expected future recoveries of 19% on a gross basis to be paid out over one to three years. Expected future recoveries were then discounted to 17.68% of par based on a combination of current market yields for comparable notes and an evaluation of the risks associated with the expected recoveries. The fair value of the Company’s Lehman Brother corporate debt securities was $0.9 million and $0.5 million at December 31, 2009 and 2008, respectively.

In 2009, the Company transferred into Level 3 a small number of asset-backed and mortgage-backed securities, due mostly to the consensus prices being identified for further analysis during the review of the pricing inputs as part of the Company’s 2009 process discussed previously. The estimated fair values of Level 3 asset-backed and mortgage-backed securities were measured using either a discounted cash flow analysis based on collateral specific assumptions or a price that was considered indicative in nature. The total ending fair value of these securities at December 31, 2009 was $2.4 million.

In 2008, distressed debt instruments (including Lehman) as well as various other securities for which current, observable market data was not available were most often valued using non-binding quotes from brokers or other indicative pricing sources. In 2009, the Company gave greater consideration to discounted cash flow analyses, the results of which were compared to available pricing data during the determination of fair value.

There were no changes in methodology or significant assumptions in the fourth quarter of 2009 compared to the third quarter of 2009, with the exception of the fourth quarter event regarding the insurer of one of the Company’s municipal auction rate securities factored into the valuation as described previously.

Derivatives

The Company employs a foreign currency risk management strategy that periodically utilizes derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. Fair values for the Company’s derivative financial instruments are based on pricing models or formulas using current market data. Variables used in the calculations include forward points and spot rates at the time of valuation. Because of the very short duration of the Company’s transactional hedges (three months or less) and minimal risk of nonperformance, the settlement price and exit price should approximate one another. At December 31, 2009 and 2008, all of the Company’s forward exchange contracts were designated as Level 2 measurements in the fair value hierarchy. Refer to Note 16 to the Consolidated Financial Statements for more information regarding the Company’s derivatives.

Senior Notes

In May 2008, the Company issued $350 million of five-year fixed rate senior unsecured notes and $300 million of ten-year fixed rate senior unsecured notes.

At December 31, 2009, the fair values of the Company’s five-year and ten-year notes were estimated to be $360.5 million and $306.0 million, respectively, based on the prices the bonds have recently traded in the market as well as prices of debt with similar characteristics issued by other companies. The $666.5 million total fair value of the debt is not recorded on the Company’s Consolidated Statements of Financial Position and is therefore excluded from the 2009 fair value table above. The total carrying value of the senior notes, net of $1.1 million discount, was $648.9 million on the December 31, 2009 Consolidated Statements of Financial Position.

At December 31, 2008, the fair values of the Company’s five-year and ten-year notes were estimated to be $280.0 million and $225.0 million, respectively, based on current rates available to the Company for debt with similar characteristics. The $505.0 million total fair value of the debt is not recorded on the Company’s Consolidated Statements of Financial Position and is therefore excluded from the 2008 fair value table above. The total carrying value of the senior notes, net of $1.3 million discount, is $648.7 million on the Consolidated Statements of Financial Position.

Refer to Part II, Item 8, Note 11 of the Notes to Consolidated Financial Statements for additional information regarding the senior notes.

Plan Assets

Plan assets must be measured at least annually in accordance with accounting guidance on employers’ accounting for pensions and employers’ accounting for postretirement benefits other than pensions. The fair value measurement guidance requires that the valuation of plan assets comply with its definition of fair value, which is based on the notion of an exit price and the maximization of observable inputs. The fair value measurement guidance does not apply to the calculation of pension and postretirement obligations since the liabilities are not measured at fair value.

Refer to Part II, Item 8, Note 15 of the Notes to Consolidated Financial Statements for disclosures regarding the fair value of plan assets.

Other Financial Instruments

The fair value of cash and cash equivalents, trade receivables, trade payables and short-term debt approximates their carrying values due to the relatively short-term nature of the instruments.

Assets and (Liabilities) Measured at Fair Value on a Nonrecurring Basis Subsequent to Initial Recognition

The Company did not apply fair value measurement guidance to any of its 2008 nonrecurring, nonfinancial fair value measurements as permitted by the FASB. Effective January 1, 2009, the Company began applying the provisions of the fair value measurements guidance to its nonrecurring, nonfinancial measurements as discussed below.

		Based on
	Fair Value at	Quoted Prices in	Other Observable	Unobservable	Total Gains	Total Gains
	Dec. 31,	Active Markets	Inputs	Inputs	(Losses)	(Losses)
	2009	(Level 1)	(Level 2)	(Level 3)	4th Qtr 2009	YTD 2009
Private equity investment	$—	$—	$—	$—	$—	$(3.0)
Long-lived assets held and used — Leased Products	$2.4	$—	$—	$2.4	$(2.1)	$(2.1)

					$(2.1)	$(5.1)

Private equity investment

The Company purchased preferred shares of a private company for $3 million in the fourth quarter of 2008. In the third quarter of 2009, the Company was notified of a new offering by the investee at a price that was lower than the previous shares sold. A short time later, the Company was notified that the latest stock offering had failed to produce the necessary cash flow to meet the investee’s needs and that the decision had been made to temporarily suspend operations until such time that the necessary capital could be raised. After considering these events, the Company decided that the investment was more than likely other-than-temporarily impaired and should be written down to its estimated fair value through earnings. The Company believes that selling this investment would be difficult and the investment’s exit value, if any, would be difficult to substantiate. Given these conditions and the high risk associated with such an investment, the Company estimated the fair value to be of minimal value or no value at all. The $3 million investment was written off in full to Other (income) expense, net on the Consolidated Statements of Earnings in the third quarter of 2009. In the fourth quarter of 2009, the private company filed bankruptcy under Chapter 7 (liquidation) under the U.S. Bankruptcy laws.

Long-lived assets held and used

In the fourth quarter of 2008, the Company executed a five year operating lease with a customer whereby Lexmark would install and manage various printing devices over the contract period. In the fourth quarter of 2009, sufficient information was available that indicated the original cash flow and profitability assumptions were different than the actual experience with the customer. In accordance with the guidance on impairment or disposal of long-lived assets, the leased products with a carrying value of $4.5 million were written down to their fair value of $2.4 million, resulting in an impairment charge of $2.1 million, which was included in Cost of revenue in 2009. The fair value of $2.4 million was determined based on non-binding used retail prices in the secondary market after considering the highest and best use of the asset from the perspective of market participants in the most advantageous market.

Business Combinations

In the first quarter of 2009, the Company completed a step acquisition of a wholesaler with an established presence in Eastern Europe and an existing customer base of wholesale distributors. In the fourth quarter of 2009, the Company recorded measurement period adjustments which were immaterial for separate disclosure. The acquisition was not a significant business combination in terms of the investment made, assets acquired, and income of the acquiree. The final cash consideration given was approximately $11 million. The Company estimated fair value as required under FASB guidance for business combinations using the valuation techniques described below.

The accounting guidance for business combinations requires the acquirer to recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their acquisition date fair values, with limited exceptions. The identifiable assets and liabilities were made up primarily of the customer relationships intangible asset as well as various short-term monetary assets and liabilities. The customer relationships intangible asset was determined using the discounted cash flow method under the income approach. Based on the historical sales trend of the acquiree and the analysis of the market, the Company assumed an annual attrition rate of three percent for the decrease in sales to the existing customer base. The calculated fair value of the customer relationships intangible asset, using a 10 year time frame, was $3.5 million. The remaining identifiable assets and liabilities were primarily cash, accounts receivable and accounts payable whose book values already approximated fair value. In a business combination achieved in stages, the acquisition date fair value of the acquirer’s previously held equity interest in the acquiree is included in the total consideration for purposes of computing goodwill under the acquisition method. The fair value of the Company’s previously held noncontrolling interest in the company was also estimated using the income approach, specifically, the discounted cash flow method. Significant assumptions included a two percent revenue growth rate, based on a combination of market research and internal forecasts, with calculations performed over a five-year time frame plus the terminal year. The Company believes the derived discount rate of 14.8% applied to both discounted cash flow analyses reflects market participant assumptions based on the risk of the asset and the company acquired.

4.	RESTRUCTURING AND RELATED CHARGES

October 2009 Restructuring Plan

General

As part of Lexmark’s ongoing plans to improve the efficiency and effectiveness of all of our operations, the Company announced restructuring actions (the “October 2009 Restructuring Plan”) on October 20, 2009. The Company continues its focus on refining its selling and service organization, reducing its general and administrative expenses, consolidating its cartridge manufacturing capacity, and enhancing the efficiency of its supply chain infrastructure. The actions taken will reduce cost and expense across the organization, with a focus in manufacturing and supply chain, service delivery overhead, marketing and sales support, corporate overhead and development positions as well as reducing cost through consolidation of facilities in supply chain and cartridge manufacturing. The Company expects these actions to be principally completed by the end of the first quarter of 2011.

The October 2009 Restructuring Plan is expected to impact about 825 positions worldwide and should result in total pre-tax charges of approximately $80.0 million. Charges of $59.6 million were incurred in 2009, with approximately $20.4 million expected to be incurred in 2010 — 2011. The company expects the total cash cost of this plan to be approximately $65.0 million.

The Company expects to incur total charges related to the October 2009 Restructuring Plan of approximately $58.0 million in PSSD, approximately $9.0 million in ISD and approximately $13.0 million in All other.

Impact to 2009 Financial Results

For the year ended December 31, 2009, the Company incurred charges of $59.6 million for the October 2009 Restructuring Plan as follows:

Accelerated depreciation charges	$6.2
Employee termination benefit charges	52.4
Contract termination and lease charges	1.0

Total restructuring-related charges	$59.6

Accelerated depreciation charges for the October 2009 Restructuring Plan and all of the following plans were determined in accordance with FASB guidance on accounting for the impairment or disposal of long-lived assets. For the year ended December 31, 2009, accelerated depreciation charges are included in Cost of Revenue on the Consolidated Statements of Earnings.

Employee termination benefit charges and contract termination and lease charges for the October 2009 Restructuring Plan and all of the following plans were accrued in accordance with FASB guidance on employers’ accounting for postemployment benefits and guidance on accounting for costs associated with exit or disposal activities, as appropriate. For the year ended December 31, 2009, employee termination benefit charges, which include severance, medical and other benefits, and contract termination and lease charges are included in Restructuring and related charges on the Consolidated Statements of Earnings.

For the year ended December 31, 2009, the Company incurred restructuring-related charges of $44.5 million in PSSD, $3.4 million in ISD and $11.7 million in All other.

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits and contract termination and lease charges in connection with the October 2009 Restructuring Plan. Of the total $50.9 million restructuring liability, $23.6 million is included in Accrued liabilities and $27.3 million is included in Other liabilities on the Company’s Consolidated Statements of Financial Position.

	Employee	Contract
	Termination	Termination &
	Benefits	Lease Charges	Total
Balance at January 1, 2009	$—	$—	$—
Costs incurred	51.5	1.0	52.5
Payments & Other(1)	(1.5)	—	(1.5)
Reversals(2)	(0.1)	—	(0.1)

Balance at December 31, 2009	$49.9	$1.0	$50.9

(1)	Other consists of changes in the liability balance due to foreign currency translations.

(2)	Reversals due to changes in estimates for employee termination benefits.

April 2009 Restructuring Plan

General

As part of Lexmark’s ongoing plan to consolidate manufacturing capacity and reduce costs and expenses worldwide, the Company announced on April 21, 2009 the planned closure of its inkjet cartridge manufacturing facility in Juarez, Mexico by the end of the first quarter of 2010 as well as the continued restructuring of its worldwide workforce (the “April 2009 Restructuring Plan”). The April 2009 Restructuring Plan is expected to impact about 360 positions worldwide, with approximately 270 coming from the closure of the facility in Juarez, Mexico. The Company expects the April 2009 Restructuring Plan will result in pre-tax charges of approximately $45.1 million with cash costs estimated at $10.0 million. The Company expects the April 2009 Restructuring Plan to be substantially completed by the end of the second quarter of 2010.

Impact to 2009 Financial Results

For the year ended December 31, 2009, the Company incurred charges of $40.6 million for the April 2009 Restructuring Plan as follows:

Accelerated depreciation charges	$34.7
Employee termination benefit charges	5.9

Total restructuring-related charges	$40.6

For the year ended December 31, 2009, accelerated depreciation charges are included in Cost of revenue, and employee termination benefit charges are included in Restructuring and related charges on the Consolidated Statements of Earnings.

For the year ended December 31, 2009, the Company incurred restructuring-related charges of $2.9 million in PSSD, $36.8 million in ISD and $0.9 million in All other.

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits in connection with the April 2009 Restructuring Plan. The liability is included in Accrued liabilities on the Company’s Consolidated Statements of Financial Position.

Employee
Termination
Benefits
Balance at January 1, 2009	$—
Costs incurred	6.4
Payments & Other (1)	(4.5)
Reversals (2)	(0.6)

Balance at December 31, 2009	$1.3

(1)	Other consists of changes in the liability balance due to foreign currency translations.

(2)	Reversals due to changes in estimates for employee termination benefits.

2009 Restructuring Plan

General

In response to global economic weakening, the Company announced the “2009 Restructuring Plan” on January 13, 2009. The 2009 Restructuring Plan impacted about 375 positions through the end of 2009. The areas impacted include general and administrative functions, supply chain and sales support, research and development program consolidation, as well as marketing and sales management. The 2009 Restructuring Plan was substantially completed by the end of 2009.

Impact to 2009 Financial Results

For the year ended December 31, 2009, the Company incurred charges of $8.7 million for the 2009 Restructuring Plan as follows:

Accelerated depreciation charges	$0.3
Employee termination benefit charges	8.4

Total restructuring-related charges	$8.7

For the year ended December 31, 2009, accelerated depreciation charges are included in Cost of revenue, and employee termination benefit charges are included in Restructuring and related charges on the Consolidated Statements of Earnings.

For the year ended December 31, 2009, the Company incurred restructuring-related charges of $5.2 million in PSSD, $0.5 million in ISD and $3.0 million of All other.

Impact to 2008 Financial Results

For the year ended December 31, 2008, the Company incurred charges of $20.2 million for the 2009 Restructuring Plan as follows:

Employee termination benefit charges	$20.2

Total restructuring-related charges	$20.2

For the year ended December 31, 2008, the employee termination benefit charges are included in Restructuring and related charges on the Consolidated Statements of Earnings. Although the 2009 Restructuring Plan was announced in January 2009, the Company accrued $20.2 million of employee termination benefit charges in December 2008 in accordance with FASB guidance on employers’ accounting for postemployment benefits because the charges were probable and estimable for the 2008 year-end reporting period.

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

Employee
Termination
Benefits
Balance at January 1, 2008	$—
Costs incurred	20.7
Payments & other (1)	(0.5)

Balance at December 31, 2008	20.2
Costs incurred	9.8
Payments & other (1)	(21.0)
Reversals (2)	(2.1)

Balance at December 31, 2009	$6.9

(1)	Other consists of changes in the liability balance due to foreign currency translations.

(2)	Reversals due to changes in estimates for employee termination benefits.

2008 Restructuring Plan

General

To enhance the efficiency of the Company’s inkjet cartridge manufacturing operations, the Company announced the 2008 Restructuring Plan on July 22, 2008 that resulted in the closure of one of the Company’s inkjet supplies manufacturing facilities in Mexico. The 2008 Restructuring Plan was substantially completed by the end of the first quarter of 2009.

Impact to 2009 Financial Results

For the year ended December 31, 2009, the Company reversed $1.5 million of previously accrued accelerated depreciation costs that were incorrectly recorded. The reversal was incurred in the Company’s ISD segment and is included in Cost of revenue on the Consolidated Statements of Earnings.

Impact to 2008 Financial Results

For the year ended December 31, 2008, the Company incurred charges of $21.0 million in ISD for the 2008 Restructuring Plan as follows:

Accelerated depreciation charges	$18.0
Employee termination benefit charges	3.0

Total restructuring-related charges	$21.0

For the year ended December 31, 2008, accelerated depreciation charges are included in Cost of revenue, and employee termination benefit charges are included in Restructuring and related charges on the Consolidated Statements of Earnings.

Liability Rollforward

The following table presents a rollforward of the liability incurred for employee termination benefits in connection with the 2008 Restructuring Plan. The liability is included in Accrued liabilities on the Company’s Consolidated Statements of Financial Position.

Employee
Termination
Benefits
Balance at January 1, 2008	$—
Costs incurred	3.4
Payments & other(1)	(2.2)
Reversals(2)	(0.4)

Balance at December 31, 2008	0.8
Payments & other(1)	(0.8)

Balance at December 31, 2009	$—

(1)	Other consists of changes in the liability balance due to foreign currency translations.

(2)	Reversals due to changes in estimates for employee termination benefits.

2007 Restructuring Plan

General

On October 23, 2007, the Company announced the “2007 Restructuring Plan”, which included:

•	Closing one of the Company’s inkjet supplies manufacturing facilities in Mexico and additional optimization measures at the remaining inkjet facilities in Mexico and the Philippines;

•	Reducing the Company’s business support cost and expense structure by further consolidating activity globally and expanding the use of shared service centers in lower-cost regions — the areas impacted are supply chain, service delivery, general and administrative expense, as well as marketing and sales support functions; and

•	Focusing consumer segment marketing and sales efforts into countries or geographic regions that have the highest supplies usage.

The 2007 Restructuring Plan was substantially completed by the end of the first quarter of 2009. In the fourth quarter of 2009, the Company incurred $3.9 million in additional restructuring-related charges as a result of revisions in previous estimates. The Company expects any remaining charges related to the 2007 Restructuring Plan to be immaterial.

Impact to 2009 Financial Results

For the year ended December 31, 2009, the Company incurred charges of $5.3 million for the 2007 Restructuring Plan as follows:

Accelerated depreciation charges	$1.8
Employee termination benefit charges	3.1
Contract termination and lease charges	0.4

Total restructuring-related charges	$5.3

For the year ended December 31, 2009, the Company incurred $1.7 million of accelerated depreciation charges in Cost of revenue and $0.1 million in Selling, general and administrative on the Consolidated

Statements of Earnings. The employee termination benefit charges and contract termination and lease charges are included in Restructuring and related charges on the Consolidated Statements of Earnings.

For the year ended December 31, 2009 the Company incurred restructuring-related charges (reversals) of $3.1 million in PSSD, $(0.7) million in ISD and $2.9 million in All other. The $(0.7) million represents a reversal of previously accrued accelerated depreciation costs that were incorrectly recorded.

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

The accelerated depreciation charges are included in Cost of revenue and the employee termination benefits are included in Restructuring and related charges on the Consolidated Statements of Earnings. Of the $30.8 million of restructuring-related charges, the Company incurred $6.5 million in PSSD, $13.9 million in ISD and $10.4 million in All other.

Liability Rollforward

The following table presents a rollforward of the liability incurred for employee termination benefits and contract termination and lease charges in connection with the 2007 Restructuring Plan. The ending liability of $12.0 million is included in Accrued liabilities on the Company’s Consolidated Statements of Financial Position. Of the $16.2 million restructuring liability on December 31, 2008, $14.9 million is included in Accrued liabilities and $1.3 million is included in Other liabilities on the Company’s Consolidated Statements of Financial Position.

	Employee	Contract
	Termination	Termination &
	Benefits	Lease Charges	Total
Balance at January 1, 2008	$21.1	$—	$21.1
Costs incurred	7.1	4.9	12.0
Payments & other(1)	(8.3)	(0.7)	(9.0)
Reversals(2)	(7.9)	—	(7.9)

Balance at December 31, 2008	$12.0	$4.2	$16.2
Costs incurred	3.9	0.4	4.3
Payments & other(1)	(4.3)	(3.4)	(7.7)
Reversals(2)	(0.8)	—	(0.8)

Balance at December 31, 2009	$10.8	$1.2	$12.0

(1)	Other consists of changes in the liability balance due to foreign currency translations.

(2)	Reversals due to changes in estimates for employee termination benefits.

2006 Restructuring Plan

General

During the first quarter of 2006, the Company approved a plan to restructure its workforce, consolidate manufacturing capacity and make certain changes to its U.S. retirement plans (collectively referred to as the “2006 actions”). Except for approximately 100 positions that were eliminated in 2007, activities related to the 2006 actions were substantially completed at the end of 2006.

Impact to 2009 Financial Results

For the year ended December 31, 2009, the Company reversed $0.6 million of previously accrued employee termination benefits. The reversal is included in Restructuring and related charges on the Consolidated Statements of Earnings and was incurred in the PSSD segment.

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

Impact to 2007 Financial Results

In 2007, the Company sold its Rosyth, Scotland facility for $8.1 million and recognized a $3.5 million pre-tax gain on the sale that is included in Selling, general and administrative on the Consolidated Statements of Earnings. Also in 2007, the Company substantially liquidated the remaining operations of its Scotland entity and recognized an $8.1 million pre-tax gain from the realization of the entity’s accumulated foreign currency translation adjustment generated on the investment in the entity during its operating life. This gain is included in Other (income) expense, net on the Company’s Consolidated Statements of Earnings.

Liability Rollforward

The following table presents a rollforward of the liability incurred for employee termination benefits and contract termination and lease charges in connection with the 2006 actions. Of the ending $1.2 million restructuring liability, $0.5 million is included in Accrued liabilities and $0.7 million is included in Other liabilities on the Company’s Consolidated Statements of Financial Position. Of the $2.1 million restructuring liability on December 31, 2008, $1.0 million is included in Accrued liabilities and $1.1 million is included in Other liabilities on the Company’s Consolidated Statements of Financial Position.

	Employee	Contract
	Termination	Termination &
	Benefits	Lease Charges	Total
Balance at January 1, 2008	$10.4	$1.4	$11.8
Costs incurred	—	1.0	1.0
Payments & other(1)	(7.8)	(0.7)	(8.5)
Reversals(2)	(2.2)	—	(2.2)

Balance at December 31, 2008	$0.4	$1.7	$2.1
Payments & other(1)	0.2	(0.5)	(0.3)
Reversals(2)	(0.6)	—	(0.6)

Balance at December 31, 2009	$—	$1.2	$1.2

(1)	Other consists of changes in the liability balance due to foreign currency translations. In 2009, amounts for employee termination benefits are due entirely to foreign currency translations.

(2)	Reversals due to changes in estimates for employee termination benefits.

General

As noted in the review of the 2008 and 2007 restructuring plans, the Company reversed in 2009 a combined $2.2 million of previously accrued accelerated depreciation costs that were incorrectly recorded. The Company does not believe this adjustment is material to its Consolidated Financial Statements for the year ended December 31, 2009 or to any prior years’ Consolidated Financial Statements.

5.	STOCK-BASED COMPENSATION

Lexmark has various stock incentive plans to encourage employees and nonemployee directors to remain with the Company and to more closely align their interests with those of the Company’s stockholders. As of December 31, 2009, awards under the programs consisted of stock options, restricted stock units (“RSUs”) and deferred stock units (“DSUs”). The Company currently issues the majority of shares related to its stock incentive plans from the Company’s authorized and unissued shares of Class A Common Stock. Approximately 49.3 million shares of Class A Common Stock have been authorized for these stock incentive plans.

For the years ended December 31, 2009, 2008 and 2007, the Company incurred pre-tax stock-based compensation expense of $20.7 million, $32.8 million and $41.3 million, respectively, in the Consolidated Statements of Earnings.

The following table presents a breakout of the stock-based compensation expense recognized for the years ended December 31:

	2009	2008	2007

Cost of revenue	$1.3	$2.8	$3.4
Research and development	3.1	5.1	6.2
Selling, general and administrative	16.3	24.9	31.7

Stock-based compensation expense before income taxes	20.7	32.8	41.3
Income tax benefit	(6.9)	(12.2)	(15.9)

Stock-based compensation expense after income taxes	$13.8	$20.6	$25.4

Under the Company’s stock incentive plans, awards granted to certain employees who meet age and/or service requirements prescribed in the plan will continue to vest after the employees’ retirement with no additional service requirements. Prior to the adoption of the FASB share-based payment guidance, the Company recognized cost, on a pro forma basis, over the stipulated vesting period of these awards. Per SEC guidance, the Company is continuing to account for these awards in this manner subsequent to the adoption of the share-based payment guidance. For any awards granted after the adoption of the share-based payment guidance to employees who meet the age and/or service requirements, the Company is recognizing the cost of these awards over the period that the employee is required to provide service until the employee may retire and continue to vest in these awards. The change in method of accounting for these awards is not material for any periods presented.

On December 31, 2005, Lexmark accelerated the vesting of certain unvested “out-of-the-money” stock options with exercise prices equal to or greater than $80.00 per share. These options, which were previously awarded to its employees under the Company’s equity compensation plans, would have otherwise vested in the years 2006 through 2008. The vesting was effective for approximately 2.4 million unvested options, or 39% of the Company’s total outstanding unvested options as of December 31, 2005. Acceleration of options held by non-employee directors and executive officers were not included in the vesting acceleration. The acceleration of these options eliminated future compensation expense the Company would otherwise have recognized in its income statement with respect to these accelerated options upon the adoption of the share-based payment guidance. As a result of the acceleration, the Company recognized an additional $25 million (pre-tax) of stock-based employee compensation expense in the 2005 pro forma disclosure information provided in the 2007 10-K filing.

Stock Options

Generally, options expire ten years from the date of grant. Options granted during 2009, 2008 and 2007, vest in approximately equal annual installments over a three-year period based upon continued employment or service on the Board of Directors.

During 2009, the Company granted a total of 559,000 performance-based stock options to a small number of senior managers. The terms of the award require satisfaction of both a performance condition and a service condition for the award recipient to become vested in the stock option. The performance measure selected for the award is free operating cash flow over four consecutive quarters. As of December 31, 2009 the performance goal has been achieved and the stock options will become vested and exercisable upon satisfaction of the service condition 34% at year 2, 33% at year 4 and 33% at year 6.

For the year ended December 31, 2009, 2008 and 2007, the weighted average fair value of options granted were $6.18, $11.23 and $18.52 respectively. The fair value of each option award on the grant date was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2009	2008	2007

Expected dividend yield	—	—	—
Expected stock price volatility	35%	33%	30%
Weighted average risk-free interest rate	2.1%	3.0%	4.7%
Weighted average expected life of options (years)	5.6	4.9	4.0

A summary of the status of the Company’s stock-based compensation plans as of December 31, 2009, 2008 and 2007, and changes during the years then ended is presented below:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Options	Price	Contractual	Value
	(In Millions)	(Per Share)	Life (Years)	(In Millions)
Outstanding at December 31, 2006	11.4	$67.65	5.6	$138.2
Granted	0.6	60.39
Exercised	(0.3)	34.02
Forfeited or canceled	(0.5)	78.39

Outstanding at December 31, 2007	11.2	$67.82	4.9	$2.2
Granted	0.6	32.89
Exercised	(0.2)	23.25
Forfeited or canceled	(1.1)	70.42

Outstanding at December 31, 2008	10.5	$66.16	4.3	$—
Granted	0.6	17.12
Exercised	0.0	—
Forfeited or canceled	(1.5)	65.15

Outstanding at December 31, 2009	9.6	$63.46	4.0	$5.0

Exercisable at December 31, 2007	9.5	$68.52	4.5	$2.2

Exercisable at December 31, 2008	9.2	$68.14	3.8	$—

Exercisable at December 31, 2009	8.5	$67.92	3.4	$—

There were no options exercised during 2009. For the years ended December 31, 2008 and 2007, the total intrinsic value of options exercised was $1.8 million and $7.7 million, respectively. As of December 31, 2009, the Company had $4.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested stock options that will be recognized over the weighted average period of 2.6 years.

Restricted Stock and Deferred Stock Units

Lexmark has granted RSUs with various vesting periods and generally these awards vest based upon continued service with the Company or continued service on the Board of Directors. As of December 31, 2009, the Company has issued DSUs to certain members of management who elected to defer all or a portion of their annual bonus into such units and to certain nonemployee directors who elected to defer all or a portion of their annual retainer, chair retainer and/or meeting fees into such units. These DSUs are 100% vested when issued. The Company has also issued supplemental DSUs to certain members of management upon the election to defer all or a portion of an annual bonus into DSUs. These supplemental DSUs vest at the end of five years based upon continued employment with the Company. The cost of the RSUs and supplemental DSUs, generally determined to be the fair market value of the shares at the date of grant, is charged to compensation expense ratably over the vesting period of the award.

During 2009 a certain number of senior managers of the Company were also granted additional RSU awards having a performance condition, which could range from 78,339 RSUs to 235,014 RSUs depending on the level of achievement. The performance measure selected to indicate the level of achievement is return on net assets minus cash and marketable securities. The performance period ended on December 31, 2009. The Company’s assessment as of December 31, 2009 is that the minimum level of achievement has not been met and as a result these awards were cancelled.

A summary of the status of the Company’s RSU and DSU grants as of December 31, 2009, 2008 and 2007, and changes during the years then ended is presented below:

		Weighted	Weighted
		Average	Average
		Grant Date	Remaining	Aggregate
	Units	Fair Value	Contractual	Intrinsic Value
	(In Millions)	(Per Share)	Life (Years)	(In Millions)
RSUs and DSUs at December 31, 2006	0.8	$52.84	3.5	$61.9
Granted	0.5	56.08
Vested	(0.1)	58.62
Forfeited or canceled	—	54.43

RSUs and DSUs at December 31, 2007	1.2	$53.79	2.6	$42.6
Granted	0.6	33.21
Vested	(0.2)	51.97
Forfeited or canceled	(0.1)	52.48

RSUs and DSUs at December 31, 2008	1.5	$45.84	2.3	$39.7
Granted	0.8	18.94
Vested	(0.4)	54.12
Forfeited or canceled	(0.2)	41.53

RSUs and DSUs at December 31, 2009	1.7	$32.41	2.2	$44.5

For the years ended December 31, 2009, 2008 and 2007, the total fair value of RSUs and DSUs that vested was $8.1 million, $8.4 million, and $3.2 million, respectively. As of December 31, 2009, the Company had $22.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to RSUs and DSUs that will be recognized over the weighted average period of 3.0 years.

6.	MARKETABLE SECURITIES

The Company evaluates its marketable securities in accordance with authoritative guidance on accounting for investments in debt and equity securities, and has determined that all of its investments in marketable securities should be classified as available-for-sale and reported at fair value, with unrealized gains and losses recorded in Accumulated other comprehensive loss. At December 31, 2009, the Company’s marketable securities portfolio consisted of asset-backed and mortgage-backed securities, corporate debt securities, preferred and municipal debt securities, government and agency debt securities, and auction rate securities. The fair values of the Company’s available-for-sale marketable securities are based on quoted market prices or other observable market data, discount cash flow analyses, or in some cases, the Company’s amortized cost which approximates fair value.

As of December 31, 2009, the Company’s available-for-sale Marketable securities had gross unrealized gains and losses of $3.5 million and $4.4 million, respectively, and consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In Millions)	Cost	Gains	Losses	Fair Value

Auction rate securities — municipal debt	$20.3	$—	$(1.7)	$18.6
Corporate debt securities	301.6	1.3	(0.6)	302.3
Gov’t and agency debt securities	305.8	0.9	(0.1)	306.6
Asset-backed and mortgage-backed securities	100.2	1.3	(1.4)	100.1

Total debt securities	727.9	3.5	(3.8)	727.6
Auction rate securities — preferred	4.0	—	(0.6)	3.4

Total security investments	731.9	3.5	(4.4)	731.0
Cash equivalents	(35.8)	—	—	(35.8)

Total marketable securities	$696.1	$3.5	$(4.4)	$695.2

At December 31, 2008, the Company’s available-for-sale Marketable securities consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Auction rate securities — municipal debt	$21.4	$—	$(0.5)	$20.9
Corporate debt securities	162.7	0.9	(1.9)	161.7
Gov’t and agency debt securities	458.9	5.0	—	463.9
Asset-backed and mortgage-backed securities	109.5	0.6	(5.7)	104.4

Total debt securities	752.5	6.5	(8.1)	750.9
Auction rate securities — preferred	4.0	—	(0.1)	3.9

Total security investments	756.5	6.5	(8.2)	754.8
Cash equivalents	(36.0)	—	—	(36.0)

Total marketable securities	$720.5	$6.5	$(8.2)	$718.8

Although contractual maturities of the Company’s investment in debt securities may be greater than one year, the majority of investments are classified as Current assets in the Consolidated Statements of Financial Position due to the Company’s expected holding period of less than one year. As of December 31, 2009 and 2008, auction rate securities of $22.0 million and $24.7 million, respectively, are classified in noncurrent assets due to the fact that the securities have experienced unsuccessful auctions and that poor debt market conditions have reduced the likelihood that the securities will successfully auction within the next 12 months. The contractual maturities of the Company’s available-for-sale marketable securities noted above are shown below. Expected maturities may differ from contractual maturities for certain securities that allow for call or prepayment provisions.

	2009		2008
	Amortized	Estimated	Amortized	Estimated
(In Millions)	Cost	Fair Value	Cost	Fair Value

Due in less than one year	$278.9	$279.4	$464.0	$466.0
Due in 1-5 years	382.6	383.6	187.4	188.6
Due after 5 years	70.4	68.0	105.1	100.2

Total available-for-sale marketable securities	$731.9	$731.0	$756.5	$754.8

For the twelve months ended December 31, 2009, proceeds from the sales and maturities of the Company’s available-for-sale marketable securities were $215.0 million and $679.7 million, respectively. For the twelve months ended December 31, 2008, proceeds from the sales and maturities of the Company’s available-for-sale marketable securities were $91.7 million and $442.1 million, respectively.

For the year ended December 31, 2009, the Company recognized $2.7 million in net losses on its marketable securities; of which $0.4 million is net realized gains included in Other (income) expense, net on the Consolidated Statements of Earnings, and $3.1 million is recognized as other-than-temporary impairment due to credit related losses and is included in Net impairment losses on securities on the Consolidated Statements of Earnings. The $0.4 million net realized gain includes a $0.2 million loss recognized in earnings as other-than-temporary impairment in the first quarter of 2009. The $0.2 million loss is included in Other (income) expense, net on the Consolidated Statements of Earnings as the Company did not adopt the provisions of the amended FASB guidance on recognition and presentation of other-than-temporary impairments until April 1, 2009 as permitted by the guidance. See discussion further below on the Company’s adoption of this guidance.

For the year ended December 31, 2008, the Company recognized $7.9 million in net losses on its marketable securities, of which $7.3 million was recognized as other-than-temporary impairment and $0.6 million was net realized losses. The $7.9 million net loss is included in Other (income) expense, net on the Consolidated Statements of Earnings. The realized gains and losses in 2007 were immaterial. The

Company uses the specific identification method when accounting for the costs of its available-for-sale marketable securities sold.

Impairment

On April 1, 2009, the Company adopted the amended FASB guidance on the recognition and presentation of OTTI, which requires that credit related other-than-temporary impairment on debt securities be recognized in earnings while noncredit related other-than-temporary impairment of debt securities not expected to be sold be recognized in other comprehensive income. See Note 2 for the Company’s policy on evaluating its marketable securities for OTTI.

In accordance with the new guidance, the noncredit related portion of other-than-temporary impairment losses recognized in prior earnings was reclassified as a cumulative effect adjustment that increased retained earnings and decreased accumulated other comprehensive income at April 1, 2009. In periods prior to adoption of the new guidance, a total of $7.5 million had been recognized through earnings as other-than-temporary impairment. Upon adoption the Company recorded a cumulative effect increase to retained earnings, and to the amortized cost of previously other-than-temporarily impaired debt securities that increased the gross unrealized losses on available-for-sale securities by $2.1 million. The cumulative effect adjustment to retained earnings at April 1, 2009 totaled $1.4 million net of tax.

For the year ended December 31, 2009, the following table provides a summary of the total other-than-temporary impairment losses incurred, the portion recognized in Accumulated other comprehensive loss for the noncredit portion of other-than-temporary impairment, and the net credit losses recognized in Net impairment losses on securities on the Consolidated Statements of Earnings:

(In Millions)	2009

Total other-than-temporary impairment losses on securities	$4.6
Portion of loss recognized in other comprehensive income (before tax)	(1.5)

Net impairment losses on securities	$3.1

The $3.1 million credit loss is made up of $0.6 million for other-than-temporary impairment related to asset-backed and mortgage-backed securities, $1.2 million for other-than-temporary impairment related to certain distressed corporate debt securities, and $1.3 million for other-than-temporary impairment related to certain auction rate securities. As of December 31, 2009, the Company has recognized a cumulative, pre-tax valuation allowance of $0.9 million included in Accumulated other comprehensive loss representing a temporary impairment of the overall portfolio.

The following table presents the amounts recognized in earnings for other-than-temporary impairments related to credit losses for which a portion of total other-than-temporary impairment was recognized in other comprehensive income:

(In Millions)

Beginning balance of amounts related to credit losses, January 1, 2009	$—
Credit losses on debt securities for which OTTI was not previously recognized	1.2
Additional credit losses on debt securities for which OTTI was previously recognized	1.9

Ending balance of amounts related to credit losses, December 31, 2009	$3.1

The following table provides information, at December 31, 2009, about the Company’s marketable securities with gross unrealized losses for which no other-than-temporary impairment has been incurred, and the length of time that individual securities have been in a continuous unrealized loss position. The gross unrealized loss of $3.7 million, pre-tax, is recognized in accumulated other comprehensive income:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Millions)	Value	Loss	Value	Loss	Value	Loss

Auction rate securities	$—	$—	$20.6	$(2.3)	$20.6	$(2.3)
Corporate debt securities	135.0	(0.3)	2.6	(0.2)	137.6	(0.5)
Asset-backed and mortgage-backed securities	38.3	(0.1)	7.4	(0.7)	45.7	(0.8)
Government and Agency	107.4	(0.1)	—	—	107.4	(0.1)

Total	$280.7	$(0.5)	$30.6	$(3.2)	$311.3	$(3.7)

The following table provides information, at December 31, 2009, about the Company’s marketable securities with gross unrealized losses for which other-than-temporary impairment has been incurred, and the length of time that individual securities have been in a continuous unrealized loss position. The gross unrealized loss of $0.7 million, pre-tax, is recognized in accumulated other comprehensive income:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Millions)	Value	Loss	Value	Loss	Value	Loss

Corporate debt securities	$—	$—	$0.1	$(0.1)	$0.1	$(0.1)
Asset-backed and mortgage-backed securities	—	—	6.5	(0.6)	6.5	(0.6)

Total	$—	$—	$6.6	$(0.7)	$6.6	$(0.7)

The table below is a summary of the Company’s marketable securities at December 31, 2008, for which the fair value is less than cost (impaired), and for which other-than-temporary impairments have not been recognized.

	Less than 12 Months		12 months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Millions)	Value	Loss	Value	Loss	Value	Loss

Auction rate securities	$22.7	$(0.6)	$—	$—	$22.7	$(0.6)
Corporate debt securities	42.4	(0.8)	26.0	(1.1)	68.4	(1.9)
Asset-backed and mortgage-backed securities	54.0	(3.6)	10.1	(2.1)	64.1	(5.7)

Total	$119.1	$(5.0)	$36.1	$(3.2)	$155.2	$(8.2)

As of February 26, 2010, the Company does not believe that it has a material risk in its current portfolio of investments that would impact its financial condition or liquidity.

Auction rate securities

The Company’s valuation process for its auction rate security portfolio began with a credit analysis of each instrument. Under this method, the security is analyzed for factors impacting its future cash flows, such as the underlying collateral, credit ratings, credit insurance or other guarantees, and the level of seniority of the specific tranche of the security. The discount rate used to determine the present value of cash flows expected to be collected is based on those outlined in the authoritative guidance on creditors’ accounting for impairment of a loan. In this method, the interest rate used for amortizing the security is used to derive the present value (with no adjustment to the discount rate for increases in credit risk or other risk factors) and the present value will generally be significantly different from par only if estimated cash flows are significantly different from contractual cash flows. Based on the analysis, the estimated future cash flows are equal to contractual cash flows for all but one auction rate security for which the amount related to credit loss has been written down through earnings. The Company has the intent to hold the remaining securities until liquidity in the market or optional issuer redemption occurs, and it is not more likely than not that the Company will be required to sell these securities before anticipated recovery. Additionally, if Lexmark required capital, the Company has available liquidity through its accounts receivable program and revolving credit facility.

Corporate debt securities

Credit losses for the Company’s corporate debt securities are due to its holdings in certain Lehman Brothers medium term notes. Lehman Brothers Holdings Inc. filed a petition for bankruptcy in September of 2008 seeking relief under Chapter 11 of the United States Bankruptcy Code. In order to determine the cash flows expected to be collected the Company considered certain drivers that centered on determining the value of the underlying assets, the likelihood of residual proceeds after all amounts owed are settled with creditors, and the timeframe in which this may occur. Any unrealized losses on the Company’s remaining corporate debt securities are attributable to market illiquidity and interest rate effects and are not due to credit quality. Because the Company does not intend to sell and will not be required to sell the securities before recovery of their net book values, which may be at maturity, the Company does not consider the remainder of its corporate debt portfolio to be other-than-temporarily impaired at December 31, 2009.

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

U.S. Treasury and Government Agency securities

The unrealized losses on the Company’s investments in U.S. Treasury and U.S. government agency securities were the result of interest rate effects. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their net book values, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2009

7.	TRADE RECEIVABLES

The Company’s trade receivables are reported in the Consolidated Statements of Financial Position net of allowances for doubtful accounts and product returns. Trade receivables consisted of the following at December 31:

	2009	2008

Gross trade receivables	$458.6	$463.4
Allowances	(33.7)	(36.1)

Trade receivables, net	$424.9	$427.3

In the U.S., the Company transfers a majority of its receivables to its wholly-owned subsidiary, Lexmark Receivables Corporation (“LRC”), which then may transfer the receivables on a limited recourse basis to an unrelated third party. The financial results of LRC are included in the Company’s consolidated financial results since it is a wholly owned subsidiary. LRC is a separate legal entity with its own separate creditors who, in a liquidation of LRC, would be entitled to be satisfied out of LRC’s assets prior to any value in LRC becoming available for equity claims of the Company. The Company accounts for transfers of receivables from LRC to the unrelated third party as a secured borrowing with the pledge of its receivables as collateral since LRC can repurchase receivables previously transferred to the unrelated third party. The maximum capital available under the facility is $100 million. In October 2009, the agreement was amended to extend the term of the facility to October 1, 2010.

This facility contains customary affirmative and negative covenants as well as specific provisions related to the quality of the accounts receivables transferred. As collections reduce previously transferred receivables, the Company may replenish these with new receivables. Lexmark bears a limited risk of bad debt losses on the trade receivables transferred, since the Company over-collateralizes the receivables transferred with additional eligible receivables. Lexmark addresses this risk of loss in its allowance for doubtful accounts. Receivables transferred to the unrelated third-party may not include amounts over 90 days past due or concentrations over certain limits with any one customer. The facility also contains customary cash control triggering events which, if triggered, could adversely affect the Company’s liquidity and/or its ability to obtain secured borrowings. A downgrade in the Company’s credit rating would reduce the amount of secured borrowings available under the facility.

At the end of years 2009 and 2008, there were no secured borrowings under the facility. Expenses incurred under this program totaled $0.4 million, $0.3 million and $0.6 million in 2009, 2008 and 2007 respectively. The expenses are primarily included in Other (income) expense, net on the Consolidated Statements of Earnings in 2009 and 2007. In 2008, the expenses are included in Interest (income) expense, net on the Consolidated Statements of Earnings.

8.	INVENTORIES

Inventories consisted of the following at December 31:

	2009	2008

Work in process	$67.9	$102.4
Finished goods	289.4	335.9

Inventories	$357.3	$438.3

9.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31:

	Useful Lives
	(Years)	2009	2008

Land and improvements	20	$34.0	$33.2
Buildings and improvements	10-35	537.2	528.6
Machinery and equipment	2-10	897.7	965.8
Information systems	3-4	124.6	137.3
Internal use software	3-5	332.3	261.5
Leased products	2-5	53.5	30.2
Furniture and other	7	56.6	64.3

		2,035.9	2,020.9
Accumulated depreciation		(1,121.0)	(1,157.7)

Property, plant and equipment, net		$914.9	$863.2

Depreciation expense was $209.1 million, $203.2 million, and $191.0 million in 2009, 2008 and 2007, respectively.

The increase in Property, plant and equipment, net was due to a number of factors of which the primary driver was current year expenditures related to internal use software.

Leased products refers to hardware leased by Lexmark to certain customers as part of the Company’s PSSD operations. The cost of the hardware is amortized over the life of the contracts, which have been classified as operating leases based on the terms of the arrangements. The accumulated depreciation related to the Company’s leased products was $27.8 million and $11.0 million at year-end 2009 and 2008, respectively.

Accelerated depreciation and disposal of long-lived assets

The Company’s restructuring actions have resulted in shortened estimated useful lives of certain machinery and equipment and buildings and subsequent disposal of machinery and equipment no longer in use. Refer to Part II, Item 8, Note 4 of the Notes to Consolidated Financial Statements for a discussion of these actions and the impact on earnings.

Long-lived assets held for sale

Related to the 2008 restructuring plan, one of the Company’s inkjet supplies manufacturing facilities in Mexico was made available for sale in the first quarter of 2009. The asset is included in Property, plant and equipment, net on the Consolidated Statement of Financial Position as of December 31, 2009 at the lower of its carrying amount or fair value less costs to sell in accordance with guidance on accounting for the impairment or disposal of long-lived assets. The carrying value of the building and land available for sale was approximately $5 million at December 31, 2009. It is estimated that the fair value of the site is approximately $6 million based on the conditional sale agreement signed by the Company and a potential buyer in the fourth quarter of 2009. In the prior quarter, it was estimated that the fair value of the site was approximately $7 million based on an average of the fair values calculated under the income approach and market approach. The income approach was based on a hypothetical leasing arrangement which considered a regional rental market price per square foot assumption as well as a five year customary lease term. The market approach was based on adjusted prices for sales of realty considered comparable to the site. The Company used the deposit method of accounting for the initial investment of $0.8 million received from the buyer and anticipates derecognizing the asset in the second quarter of 2010 based on the agreed upon payment schedule. There were no fair value adjustments recorded in 2009 related to the site made available for sale.

Related to the 2007 restructuring plan, the Company’s Orleans, France facility was made available for sale in the second quarter of 2009. The asset is included in Property, plant and equipment, net on the Consolidated Statements of Financial Position as of December 31, 2009 at the lower of its carrying amount or fair value less costs to sell in accordance with guidance on accounting for the impairment or disposal of long-lived assets. At the completion of the accelerated depreciation, the facility’s carrying value was approximately $7 million upon qualifying as held for sale. The fair value of the site is estimated to be in the range of $7 million to $8 million based on non-binding price quotes from a market participant and considering the highest and best use of the asset for sale. The Company believes it will likely sell the facility in 2010.

10.	ACCRUED LIABILITIES AND OTHER LIABILITIES

Accrued liabilities, in the current liabilities section of the balance sheet, consisted of the following at December 31:

	2009	2008

Deferred revenue	$119.7	$95.0
Compensation	111.8	114.6
Copyright fees	69.9	117.7
Marketing programs	69.8	70.4
Other	310.5	297.2

Accrued liabilities	$681.7	$694.9

Changes in the Company’s warranty liability for standard warranties and deferred revenue for extended warranties, are presented in the tables below:

Warranty Liability:

	2009	2008

Balance at January 1	$50.9	$62.3
Accruals for warranties issued	84.1	100.6
Accruals related to pre-existing warranties (including changes in estimates)	4.4	0.6
Settlements made (in cash or in kind)	(92.8)	(112.6)

Balance at December 31	$46.6	$50.9

Deferred service revenue:

	2009	2008

Balance at January 1	$203.7	$188.9
Revenue deferred for new extended warranty contracts	80.6	92.6
Revenue recognized	(88.4)	(77.8)

Balance at December 31	$195.9	$203.7

Current portion	82.9	82.9
Non-current portion	113.0	120.8

Balance at December 31	$195.9	$203.7

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

Other liabilities, in the noncurrent liabilities section of the balance sheet, consisted of the following at December 31:

	2009	2008

Pension/Postretirement	$219.3	$319.4
Deferred revenue	119.9	125.3
Other	160.7	102.4

Other liabilities	$499.9	$547.1

11.	DEBT

Senior Notes — Long-term Debt and Current Portion of Long-term Debt

In May 2008, the Company repaid its $150 million principal amount of 6.75% senior notes that were due on May 15, 2008. Additionally, in May 2008, the Company completed a public debt offering of $650 million aggregate principal amount of fixed rate senior unsecured notes. The notes are split into two tranches of five- and ten-year notes respectively. The five-year notes with an aggregate principal amount of $350 million and 5.9% coupon were priced at 99.83% to have an effective yield to maturity of 5.939% and will mature June 1, 2013 (referred to as the “2013 senior notes”). The ten-year notes with an aggregate principal amount of $300 million and 6.65% coupon were priced at 99.73% to have an effective yield to maturity of 6.687% and will mature June 1, 2018 (referred to as the “2018 senior notes”). At December 31, 2009, the outstanding balance was $648.9 million (net of unamortized discount of $1.1 million). At December 31, 2008, the outstanding balance was $648.7 million (net of unamortized discount of $1.3 million).

The 2013 and 2018 senior notes (collectively referred to as the “senior notes”) pay interest on June 1 and December 1 of each year. The interest rate payable on the notes of each series is subject to adjustments from time to time if either Moody’s Investors Service, Inc. or Standard and Poor’s Ratings Services downgrades the debt rating assigned to the notes to a level below investment grade, or subsequently upgrades the ratings.

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

Credit Facility

Effective August 17, 2009, Lexmark entered into a $275 million 3-year senior, unsecured, multicurrency revolving credit facility that includes the availability of swingline loans and multicurrency letters of credit (the “New Facility”). Under the New Facility, the Company may borrow in U.S. dollars, euros, British pounds sterling and Japanese yen. The New Facility replaced the Company’s $300 million 5-year multicurrency revolving credit agreement entered into on January 20, 2005. On August 26, 2009, the Company exercised its option to increase the maximum amount available under the New Facility to $300 million. As of December 31, 2009 and 2008, there were no amounts outstanding under either of the two credit facilities.

Lexmark’s New Facility contains usual and customary default provisions, leverage and interest coverage restrictions and certain restrictions on secured and subsidiary debt, disposition of assets, liens and mergers and acquisitions. The New Facility also includes collateral terms providing that in the event the Company’s credit ratings decrease to certain levels the Company will be required to secure, on behalf of the lenders, first priority security interests in the Company’s owned U.S. assets. The New Facility has a maturity date of August 17, 2012.

Interest on all borrowings under the New Facility depends upon the type of loan, namely alternative base rate borrowings, swingline loans or eurocurrency borrowings. Alternative base rate borrowings bear interest at the greater of the prime rate, the federal funds rate plus one-half of one percent, or the adjusted LIBO rate (as defined in the New Facility) plus one percent. Swingline loans (limited to $50 million) bear interest at an agreed upon rate at the time of the borrowing. Eurocurrency loans bear interest at the sum of (i) a LIBOR for the applicable currency and interest period and (ii) the credit default swap spread as defined in the New Facility subject to a floor of 2.5% and a cap of 4.5%. In addition, Lexmark is required to pay a commitment fee on the unused portion of the New Facility of 0.40% to 0.75% based upon the Company’s debt ratings. The interest and commitment fees are payable at least quarterly.

Short-term Debt

Lexmark’s Brazilian operation has a short-term, uncommitted line of credit. The interest rate on this line of credit varies based upon the local prevailing interest rates at the time of borrowing. The interest rate averaged approximately 18.2% and 26.8% during 2009 and 2008, respectively. As of December 31, 2009, there was no amount outstanding under this credit facility. The amount outstanding under the credit facility as of December 31, 2008 was $5.5 million.

Other

Total cash paid for interest on the debt facilities amounted to $42.5 million, $26.9 million, and $12.6 million in 2009, 2008, and 2007, respectively.

The components of Interest (income) expense, net in the Consolidated Statements of Earnings are as follows:

	2009	2008	2007

Interest (income)	$(17.9)	$(35.0)	$(34.2)
Interest expense	39.3	28.9	13.0

Total	$21.4	$(6.1)	$(21.2)

The Company capitalized interest costs of $3.4 million, $1.4 million and $0.2 million in 2009, 2008 and 2007, respectively.

12.	INCOME TAXES

Provision for Income Taxes

The Provision for income taxes consisted of the following:

	2009	2008	2007

Current:
Federal	$(22.6)	$15.2	$35.4
Non-U.S.	18.9	26.8	34.8
State and local	1.2	5.6	6.5

	(2.5)	47.6	76.7

Deferred:
Federal	47.4	(24.8)	(7.9)
Non-U.S.	(7.1)	14.1	(20.0)
State and local	3.3	(1.2)	(0.1)

	43.6	(11.9)	(28.0)

Provision for income taxes	$41.1	$35.7	$48.7

Earnings before income taxes were as follows:

	2009	2008	2007

U.S.	$38.3	$69.7	$135.7
Non-U.S.	148.7	206.2	213.8

Earnings before income taxes	$187.0	$275.9	$349.5

The Company realized an income tax benefit from the exercise of certain stock options and/or vesting of certain RSUs and DSUs in 2009, 2008 and 2007 of $2.8 million, $3.4 million and $3.4 million, respectively. This benefit resulted in a decrease in current income taxes payable.

A reconciliation of the provision for income taxes using the U.S. statutory rate and the Company’s effective tax rate was as follows:

	2009		2008		2007
	Amount	%	Amount	%	Amount	%

Provision for income taxes at statutory rate	$65.4	35.0%	$96.6	35.0%	$122.3	35.0%
State and local income taxes, net of federal tax benefit	3.2	1.7	4.8	1.7	6.8	2.0
Foreign tax differential	(20.8)	(11.1)	(44.6)	(16.2)	(42.2)	(12.1)
Research and development credit	(5.1)	(2.7)	(5.4)	(1.9)	(5.6)	(1.6)
Tax-exempt interest, net of related expenses	(0.1)	—	(0.8)	(0.3)	(1.4)	(0.4)
Valuation allowance	(1.1)	(0.6)	(0.6)	(0.2)	0.2	0.1
Reversals of previously accrued taxes	(2.3)	(1.2)	(11.6)	(4.2)	(18.4)	(5.3)
Adjustments to previously recorded taxes	—	—	—	—	(11.2)	(3.2)
Other	1.9	0.9	(2.7)	(1.0)	(1.8)	(0.6)

Provision for income taxes	$41.1	22.0%	$35.7	12.9%	$48.7	13.9%

The effective income tax rate was 22.0% for the year ended December 31, 2009. The 9.1 percentage point increase of the effective tax rate from 2008 to 2009 was due to a geographic shift in earnings (5.1 percentage points) toward higher tax jurisdictions in 2009 and the reversal of previously-accrued taxes (3.1 percentage points) in 2008 that did not recur in 2009, along with a variety of other factors (0.9 percentage points).

The effective income tax rate was 12.9% for the year ended December 31, 2008. The effective income tax rate was 13.9% for the year ended December 31, 2007. The 1.0 percentage point reduction of the effective tax rate from 2007 to 2008 was due to a reduction of 5.3 percentage points, primarily related to the geographic shift in earnings to lower tax jurisdictions in 2008, along with a variety of other factors, partially offset by a smaller amount of reversals and adjustments to previously accrued taxes in 2008 (increase of 4.3 percentage points) when compared to reversals and adjustments recorded in 2007. During 2008, the Company reversed $11.6 million of previously accrued taxes principally due to the settlement of the U.S. tax audit for years 2004 and 2005, while in 2007, the Company reversed a total of $29.6 million of previously accrued taxes which pertained to the settlement of a tax audit outside the U.S. and other adjustments to previously recorded tax amounts.

Deferred income tax assets and (liabilities)

Significant components of deferred income tax assets and (liabilities) at December 31 were as follows:

	2009	2008

Deferred tax assets:
Tax loss carryforwards	$3.7	$1.4
Credit carryforwards	5.5	5.2
Inventories	20.4	18.7
Restructuring	23.8	10.8
Pension	55.5	98.7
Warranty	6.9	9.2
Postretirement benefits	19.9	20.8
Equity compensation	30.2	31.4
Other compensation	12.9	10.2
Foreign exchange	0.2	—
Other	34.8	57.6
Deferred tax liabilities:
Property, plant and equipment	(32.8)	(20.5)
Foreign exchange	—	(2.4)

	181.0	241.1
Valuation allowances	(0.2)	(0.7)

Net deferred tax assets	$180.8	$240.4

The breakdown between current and long-term deferred tax assets and deferred tax liabilities as of December 31 is as follows:

	2009	2008

Current Deferred Tax Assets	$99.6	$88.6
Current Deferred Tax Liabilities	(26.3)	(28.9)
Long-Term Deferred Tax Assets	146.8	190.0
Long-Term Deferred Tax Liabilities	(39.3)	(9.3)

Balance at December 31	$180.8	$240.4

The current deferred tax assets and current deferred tax liabilities are included in Prepaid expenses and other current assets and Accrued liabilities, respectively, on the Consolidated Statements of Financial Position. The long-term deferred tax assets and long-term deferred tax liabilities are included in Other assets and Other liabilities, respectively, on the Consolidated Statements of Financial Position.

The Company has non-U.S. tax loss carryforwards of $13.2 million, of which $1.1 million is subject to a valuation allowance. The remaining $12.1 million is made up of losses in several jurisdictions. The carryforward periods range from 6 years to indefinite. The Company believes that, for any tax loss carryforward where a valuation allowance has not been provided, the associated asset will be realized because there will be sufficient income in the future to absorb the loss.

Deferred income taxes have not been provided for the undistributed earnings of foreign subsidiaries because such earnings are indefinitely reinvested. Undistributed earnings of non-U.S. subsidiaries included in the consolidated retained earnings were approximately $1,282.8 million as of December 31, 2009. It is not practicable to estimate the amount of additional tax that may be payable on the foreign earnings. The Company does not plan to initiate any action that would precipitate the payment of income taxes.

Tax Positions

The Company adopted FASB guidance on accounting for uncertainty in taxes on January 1, 2007. As a result of the implementation of this guidance, the Company reduced its liability for unrecognized tax benefits and related interest and penalties by $7.3 million, which resulted in a corresponding increase in the Company’s January 1, 2007, retained earnings balance. The Company also recorded an increase in its deferred tax assets of $8.5 million and a corresponding increase in its liability for unrecognized tax benefits as a result of adopting this guidance.

The amount of unrecognized tax benefits at December 31, 2009, was $33.0 million, all of which would affect the Company’s effective tax rate if recognized. The amount of unrecognized tax benefits at December 31, 2008, was $29.3 million, all of which would affect the Company’s effective tax rate if recognized. The amount of unrecognized tax benefits at December 31, 2007, was $53.5 million, of which $43.5 million would affect the Company’s effective tax rate if recognized.

The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of its income tax provision. As of December 31, 2009, the Company had $4.5 million of accrued interest and penalties. For 2009, the Company recognized in its statement of earnings a net expense of $0.8 million for interest and penalties. As of December 31, 2008, the Company had $3.7 million of accrued interest and penalties. For 2008, the Company recognized in its statement of earnings a net benefit of $1.0 million related to interest and penalties. As of December 31, 2007, the Company had $7.4 million of accrued interest and penalties. For 2007, the Company recognized in its statement of earnings a net benefit of $4.2 million related to interest and penalties.

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

Several tax years are subject to examination by major tax jurisdictions. In the U.S., federal tax years 2006 and after are subject to examination. The Internal Revenue Service (“IRS”) is currently auditing tax years 2006 and 2007. In France, tax years 2006 and after are subject to examination. In Switzerland, tax years 2004 and after are subject to examination. In most of the other countries where the Company files income tax returns, 2004 is the earliest tax year that is subject to examination. The Company believes that adequate amounts have been provided for any adjustments that may result from those examinations.

A reconciliation of the total beginning and ending amounts of unrecognized tax benefits is as follows:

	2009	2008	2007

Balance at January 1	$29.3	$53.5	$59.8
Increases/(decreases) in unrecognized tax benefits as a result of tax positions taken during a prior period	(0.6)	(5.1)	(5.5)
Increases/(decreases) in unrecognized tax benefits as a result of tax positions taken during the current period	5.8	5.9	10.4
Increases/(decreases) in unrecognized tax benefits relating to settlements with taxing authorities	(0.2)	(24.2)	(11.2)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(1.3)	(0.8)	—

Balance at December 31	$33.0	$29.3	$53.5

Other

Cash paid for income taxes was $41.3 million, $97.8 million and $76.1 million in 2009, 2008 and 2007, respectively.

On November 10, 2005, the FASB issued accounting guidance on accounting for the tax effects of share-based payment awards. The Company elected to adopt the alternative transition method provided in this guidance for calculating the tax effects of stock-based compensation pursuant to the adoption of the share-based payment guidance. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon the adoption of the share-based payment guidance.

13.	STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE EARNINGS (LOSS)

The Class A Common Stock is voting and exchangeable for Class B Common Stock in very limited circumstances. The Class B Common Stock is non-voting and is convertible, subject to certain limitations, into Class A Common Stock.

At December 31, 2009, there were 806.7 million shares of authorized, unissued Class A Common Stock. Of this amount, approximately 18 million shares of Class A Common Stock have been reserved under employee stock incentive plans and nonemployee director plans. There were also 1.8 million of unissued and unreserved Class B Common Stock at December 31, 2009. These shares are available for a variety of general corporate purposes, including future public offerings to raise additional capital and for facilitating acquisitions.

In 1998, the Company’s Board of Directors adopted a stockholder rights plan (the “Rights Plan”) which provides existing stockholders with the right to purchase one one-thousandth (0.001) of a share of Series A Junior Participating preferred stock for each share of Class A and Class B Common Stock held in the event of certain changes in the Company’s ownership. The Rights Plan expired on January 31, 2009 without modification.

In May 2008, the Company received authorization from the Board of Directors to repurchase an additional $0.75 billion of its Class A Common Stock for a total repurchase authority of $4.65 billion. As of December 31, 2009, there was approximately $0.5 billion of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. The Company did not repurchase any shares of its Class A Common Stock in 2009. During 2008, the Company repurchased approximately 17.5 million shares at a cost of approximately $0.6 billion, including two accelerated share repurchase agreements discussed below. As of December 31, 2009, since the inception of the program in April 1996, the Company had repurchased approximately 91.6 million shares for an aggregate cost of approximately $4.2 billion. As of December 31, 2009, the Company had reissued approximately 0.5 million shares of previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million, 16.0 million and 16.0 million shares of treasury stock in 2005, 2006 and 2008, respectively, the net treasury shares outstanding at December 31, 2009, were 15.1 million.

In December 2005, October 2006 and October 2008, the Company received authorization from the Board of Directors to retire 44.0 million, 16.0 million and 16.0 million shares, respectively, of the Company’s Class A Common Stock held in the Company’s treasury as treasury stock. The retired shares resumed the status of authorized but unissued shares of Class A Common Stock. Refer to the Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings for the effects on Common stock, Capital in excess of par, Retained earnings and Treasury stock from the retirement of 16.0 million shares of Class A Common Stock in 2008.

Accelerated Share Repurchase Agreements

The Company executed two accelerated share repurchase agreements (“ASR”) with financial institution counterparties in 2008, resulting in a total of 8.7 million shares repurchased at a cost of $250.0 million over the third and fourth quarter of 2008. The impact of the two ASRs is included in the share repurchase totals provided in the preceding paragraphs. The settlement provisions of both ASRs were essentially forward contracts, and were accounted for under the provisions of guidance on accounting as equity instruments for derivative financial instruments indexed to, and potentially settled in, a company’s own stock. The details of each ASR are provided in the following paragraphs.

On August 28, 2008, the Company entered into an accelerated share repurchase agreement with a financial institution counterparty. Under the terms of the ASR, the Company paid $150.0 million targeting 4.1 million shares based on an initial price of $36.90. On September 3, 2008, the Company took delivery of 85% of the shares, or 3.5 million shares at a cost of $127.5 million. The final number of shares to be delivered by the counterparty under the ASR was dependent on the average of the daily volume weighted average price of the Company’s common stock over the agreement’s trading period, a discount, and the initial number of shares delivered. Under the terms of the ASR, the Company would either receive additional shares from the counterparty or be required to deliver additional shares or cash to the counterparty to which the Company controlled its election to either deliver additional shares or cash to the counterparty. On October 21, 2008, the counterparty delivered 1.2 million shares in final settlement of the agreement, bringing the total shares repurchased under the ASR to 4.7 million at a total cost of $150.0 million at an average price per share of $31.91.

On October 21, 2008, the Company entered into an accelerated share repurchase agreement with another financial institution counterparty. Under the terms of the ASR, the Company paid $100.0 million targeting 3.9 million shares based on an initial price of $25.71. On October 24, 2008, the Company took delivery of 85% of the shares, or 3.3 million shares at a cost of $85.0 million. The final number of shares to be delivered by the counterparty under the ASR was dependent on the average of the daily volume weighted average price of the Company’s common stock over the agreement’s trading period, a discount, and the initial number of shares delivered. Under the terms of the ASR, the Company would either receive additional shares from the counterparty or be required to deliver additional shares or cash to the counterparty to which the Company controlled its election to either deliver additional shares or cash to the counterparty. On December 26, 2008, the counterparty delivered 0.7 million shares in final settlement of the agreement, bringing the total shares repurchased under the ASR to 4.0 million at a total cost of $100.0 million at an average price per share of $25.22.

Other Comprehensive Earnings (Loss)

Comprehensive earnings (loss) for the years ended December 31, net of taxes, consists of the following:

	2009	2008	2007

Net earnings	$145.9	$240.2	$300.8
Other comprehensive earnings (loss):
Foreign currency translation adjustment, net of reclassification (net of tax (liability) benefit of $(5.5) in 2009 and $5.5 in 2008)	27.8	(63.4)	22.5
Cash flow hedging, net of reclassifications (net of tax benefit (liability) of $0.1 in 2007)	—	—	(0.7)
Pension or other postretirement benefits, net of reclassifications (net of tax (liability) benefit of $(14.6) in 2009, $80.0 in 2008 and $(2.8) in 2007)	8.7	(124.0)	17.5
Net unrealized gain (loss) on OTTI marketable securities, net of reclassifications (net of tax (liability) benefit of $(0.3) in 2009)	1.1	—	—
Net unrealized gain (loss) on marketable securities, net of reclassifications (net of tax benefit (liability) of $0.2 in 2009, $0.4 in 2008 and $(0.0) in 2007)	1.8	(1.3)	—

Comprehensive earnings	$185.3	$51.5	$340.1

Changes in the Company’s foreign currency translation adjustments were due to a number of factors as the Company operates in various currencies throughout the world. The largest factor behind the favorable movement in 2009 was the 32.7% increase in the Brazilian real exchange rate. The primary drivers of the unfavorable change in 2008 were the 20.2% devaluation of the Mexican peso and 13.2% devaluation of the Philippine peso. The largest factor behind the favorable movement in 2007 was the 19% increase in the Philippine peso exchange rate. Foreign currency translation adjustment activity in 2007 also included a reclassification adjustment of approximately $(7) million, net of tax, related to the realization of a foreign currency translation gain in Net earnings upon substantial liquidation of the Company’s Scotland subsidiary.

The 2009 activity in Net unrealized gain (loss) on OTTI marketable securities was driven by credit losses of $1.4 million, net of tax, that were recycled to Net earnings during the year. Earlier in the year, the Company recorded a cumulative effect adjustment to Accumulated other comprehensive (loss) earnings in the amount of $(1.7) million, net of tax, related to the adoption of new accounting guidance regarding OTTI of marketable debt securities.

Refer to Part II, Item 8, Notes 6 and 15 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s marketable securities and pension and postretirement plans.

Accumulated other comprehensive (loss) earnings for the years ended December 31 consists of the following:

	Foreign		Pension or	Net Unrealized	Net Unrealized	Accumulated
	Currency		Other	Gain (Loss) on	(Loss) Gain on	Other
	Translation	Cash Flow	Postretirement	Marketable	Marketable	Comprehensive
	Adjustment	Hedges	Benefits	Securities - OTTI	Securities	(Loss) Earnings

Balance at 12/31/06	$7.1	$0.7	$(138.7)	$—	$—	$(130.9)
2007 Change	22.5	(0.7)	17.5	—	—	39.3

Balance at 12/31/07	$29.6	$—	$(121.2)	$—	$—	$(91.6)
2008 Change	(63.4)	—	(124.0)	—	(1.3)	(188.7)

Balance at 12/31/08	$(33.8)	$—	$(245.2)	$—	$(1.3)	$(280.3)
Adoption of OTTI guidance*	—	—	—	(1.7)	—	(1.7)
2009 Change	27.8	—	8.7	1.1	1.8	39.4

Balance at 12/31/09	$(6.0)	$—	$(236.5)	$(0.6)	$0.5	$(242.6)

*	Cumulative effect adjustment related to the adoption of accounting guidance regarding the recognition and presentation of other-than-temporary impairment — $(2.1) million gross, $(1.7) million net of tax

14.	EARNINGS PER SHARE (“EPS”)

The following table presents a reconciliation of the numerators and denominators of the basic and diluted net EPS calculations for the years ended December 31:

	2009	2008	2007

Numerator:
Net earnings	$145.9	$240.2	$300.8
Denominator:
Weighted average shares used to compute basic EPS	78.2	88.9	95.3
Effect of dilutive securities — employee stock plans	0.4	0.3	0.5

Weighted average shares used to compute diluted EPS	78.6	89.2	95.8

Basic net EPS	$1.87	$2.70	$3.16
Diluted net EPS	$1.86	$2.69	$3.14

RSUs and stock options totaling an additional 9.1 million, 10.4 million and 5.1 million of Class A Common Stock in 2009, 2008 and 2007, respectively, were outstanding but were not included in the computation of diluted net earnings per share because the effect would have been antidilutive.

In addition to the 9.1 million antidilutive shares for the year ended December 31, 2009 mentioned above, unvested restricted stock units with a performance condition that were granted in the first quarter of 2009 were also excluded from the computation of diluted earnings per share. The performance period for these awards ended on December 31, 2009. The Company’s assessment as of December 31, 2009 is that the minimum level of achievement has not been met and as a result these awards were cancelled. Refer to Part II, Item 8, Note 5 to the Consolidated Financial Statements for additional information regarding the restricted stock awards with a performance condition.

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

The Company executed two accelerated share repurchase agreements (“ASR”) with financial institution counterparties in 2008, resulting in a total of 8.7 million shares repurchased at a cost of $250.0 million over the third and fourth quarter. The ASRs had a favorable impact to 2008 basic and diluted EPS of $0.06. The settlement provisions established in the agreements were essentially forward contracts and therefore potentially dilutive common stock equivalents that must be evaluated under accounting guidance on the effect of contracts that may be settled in stock or cash on the computation of diluted earnings per share until final settlement. At December 31, 2008, there were no outstanding settlement provisions to evaluate for potential dilution. Refer to Part II, Item 8, Note 13 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s accelerated share repurchase agreements.

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

Obligations and funded status at December 31:

			Other
			Postretirement
	Pension Benefits		Benefits
	2009	2008	2009	2008

Change in Benefit Obligation:
Benefit obligation at beginning of year	$734.4	$762.2	$45.1	$47.8
Service cost	2.5	3.5	1.2	1.5
Interest cost	43.2	45.0	2.6	2.7
Contributions by plan participants	2.3	3.5	3.9	3.6
Actuarial loss (gain)	36.5	(6.7)	(0.7)	(4.6)
Benefits paid	(60.5)	(53.9)	(6.6)	(5.9)
Foreign currency exchange rate changes	7.9	(20.8)	—	—
Plan adjustments	(3.3)	—	—	—
Settlement, curtailment or special termination losses	7.6	1.6	(0.3)	—

Benefit obligation at end of year	770.6	734.4	45.2	45.1

Change in Plan Assets:
Fair value of plan assets at beginning of year	469.0	714.4	—	—
Actual return on plan assets	99.7	(177.4)	—	—
Contributions by the employer	89.7	4.3	2.7	2.3
Benefits paid	(60.5)	(53.9)	(6.6)	(5.9)
Foreign currency exchange rate changes	7.9	(21.9)	—	—
Plan adjustments	(2.2)	—	—	—
Contributions by plan participants	2.3	3.5	3.9	3.6

Fair value of plan assets at end of year	605.9	469.0	—	—

Unfunded status at end of year	$(164.7)	$(265.4)	$(45.2)	$(45.1)

Effective December 31, 2009, disclosures for the Company’s immaterial plans are included in the Plan adjustments lines in the table above.

For 2009, the Settlement, curtailment or special termination losses in the table above was primarily due to curtailment losses recognized from restructuring related activity in the U.S.

Amounts recognized in the Consolidated Statements of Financial Position:

			Other
			Postretirement
	Pension Benefits		Benefits
	2009	2008	2009	2008

Noncurrent assets	$5.5	$7.2	$—	$—
Current liabilities	(1.2)	(1.3)	(3.6)	(4.1)
Noncurrent liabilities	(169.0)	(271.3)	(41.6)	(41.0)

Net amount recognized	$(164.7)	$(265.4)	$(45.2)	$(45.1)

Amounts recognized in Accumulated Other Comprehensive Income and Deferred Tax Accounts:

			Other
			Postretirement
	Pension Benefits		Benefits
	2009	2008	2009	2008

Net gain (loss)	$(382.8)	$(408.9)	$(5.9)	$(6.9)
Prior service credit (cost)	—	(0.3)	7.1	11.5

Net amount recognized	$(382.8)	$(409.2)	$1.2	$4.6

The accumulated benefit obligation for all of the Company’s defined benefit pension plans was $766.8 million and $729.6 million at December 31, 2009 and 2008, respectively.

Pension plans with a benefit obligation in excess of plan assets at December 31:

	2009		2008
	Benefit	Plan	Benefit	Plan
	Obligation	Assets	Obligation	Assets

Plans with projected benefit obligation in excess of plan assets	$670.3	$500.9	$664.5	$391.8
Plans with accumulated benefit obligation in excess of plan assets	668.3	500.9	661.0	391.6

Components of net periodic benefit cost:

				Other Postretirement
	Pension Benefits			Benefits
	2009	2008	2007	2009	2008	2007

Net Periodic Benefit Cost:
Service cost	$2.5	$3.5	$2.6	$1.2	$1.5	$1.7
Interest cost	43.2	45.0	42.3	2.6	2.7	2.5
Expected return on plan assets	(49.0)	(50.0)	(48.8)	—	—	—
Amortization of prior service cost (credit)	—	—	—	(3.8)	(3.9)	(4.0)
Amortization of net loss	15.1	11.2	15.1	—	0.5	0.9
Settlement, curtailment or special termination losses (gains)	8.5	1.7	2.0	(0.5)	(0.3)	0.1

Net periodic benefit cost	$20.3	$11.4	$13.2	$(0.5)	$0.5	$1.2

Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive income (“AOCI”) (pre-tax) for the year ended December 31, 2009:

		Other
	Pension	Postretirement
	Benefits	Benefits

Net gain arising during the period	$(14.2)	$(1.1)
Effect of foreign currency exchange rate changes on amounts included in AOCI	2.1	—
Less amounts recognized as a component of net periodic benefit cost:
Amortization or settlement recognition of net loss	(15.2)	—
Amortization or curtailment recognition of prior service cost (credit)	—	4.4

Total amount recognized in AOCI for the period	(27.3)	3.3

Total amount recognized in net periodic benefit cost and AOCI for the period	$(7.0)	$2.8

The estimated net loss for the defined benefit pension plans that will be amortized from Accumulated other comprehensive earnings (loss) into net periodic benefit cost over the next fiscal year is $19.3 million. The estimated prior service credit for the other defined benefit postretirement plans that will be amortized from Accumulated other comprehensive earnings (loss) into net periodic benefit cost over the next fiscal year is $3.4 million.

Assumptions:

			Other
			Post-
	Pension		retirement
	Benefits		Benefits
	2009	2008	2009	2008

Weighted-Average Assumptions Used to Determine
Benefit Obligations at December 31:
Discount rate	5.6%	6.2%	5.4%	6.4%
Rate of compensation increase	2.7%	2.8%	4.0%	4.0%

				Other
	Pension			Postretirement
	Benefits			Benefits
	2009	2008	2007	2009	2008	2007

Weighted-Average Assumptions Used to Determine
Net Periodic Benefit Cost for Years Ended December 31:
Discount rate	6.2%	6.2%	5.7%	6.4%	6.0%	5.7%
Expected long-term return on plan assets	7.4%	7.6%	7.6%	—	—	—
Rate of compensation increase	2.8%	3.5%	2.9%	4.0%	4.0%	4.0%

Plan assets:

Plan assets are invested in equity securities, government and agency securities, mortgage-backed securities, commercial mortgage-backed securities, asset-backed securities, corporate debt, annuity contracts and other securities. The U.S. defined benefit plan comprises a significant portion of the assets and liabilities relating to the defined benefit plans. The investment goal of the U.S. defined benefit plan is to achieve an adequate net investment return in order to provide for future benefit payments to its participants. Asset allocation percentages are targeted to be 65% equity and 35% fixed income investments. The U.S. defined benefit plan employed professional investment managers during 2009 to invest in new asset classes, including international developed equity, emerging market equity, high yield bonds and emerging market debt. Each investment manager operates under an investment management contract that includes specific investment guidelines, requiring among other actions, adequate diversification, prudent use of derivatives and standard risk management practices such as portfolio constraints relating to established benchmarks. The plan currently uses, and intends to use during the asset allocation transition in 2009 noted above, a combination of both active management and passive index funds to achieve its investment goals.

The following is a description of the valuation methodologies used for pension assets measured at fair value. Refer to Note 3 of the Notes to Consolidated Financial Statements for details on the accounting framework for measuring fair value and the related fair value hierarchy.

Commingled trust funds:  Valued at the closing price reported on the active market on which the funds are traded or at the net asset value per unit at year end as quoted by the funds as the basis for current transactions.

Mutual and money market funds:  Valued at the per share (unit) published as the basis for current transactions.

Corporate bonds and debentures:  Valued at quoted prices in markets that are not active, broker dealer quotations, or other methods by which all significant inputs are observable, either directly or indirectly.

U.S. equity securities:  Valued at the closing price reported on the active market on which the securities are traded or at quoted prices in markets that are not active, broker dealer quotations, or other methods by which all significant inputs are observable, either directly or indirectly.

The following table sets forth by level, within the fair value hierarchy, plan assets measured at fair value on a recurring basis as of December 31, 2009:

	Level 1	Level 2	Level 3	Total

Commingled trust funds	$18.6	$488.3	$—	$506.9
Mutual and money market funds	46.3	0.1	—	46.4
Corporate bonds and debentures	—	34.7	—	34.7
U.S. Equity Securities	17.4	0.5	—	17.9

Total assets at fair value	$82.3	$523.6	$—	$605.9

Defined Contribution Plans

Lexmark also sponsors defined contribution plans for employees in certain countries. Company contributions are generally based upon a percentage of employees’ contributions. The Company’s expense under these plans was $21.4 million, $25.1 million and $25.8 million in 2009, 2008 and 2007, respectively.

Additional Information

Other postretirement benefits:

For measurement purposes, a 8.3% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2010. The rate is assumed to decrease gradually to 4.5% in 2028 and remain at that level thereafter. A one-percentage-point change in the health care cost trend rate would have a de minimus effect on the benefit cost and obligation since preset caps have been met for the net employer cost of postretirement medical benefits.

Related to Lexmark’s acquisition of the Information Products Corporation from IBM in 1991, IBM agreed to pay for its pro rata share (currently estimated at $25.6 million) of future postretirement benefits for all the Company’s U.S. employees based on pro rated years of service with IBM and the Company.

Cash flows:

In 2010, the Company is currently expecting to contribute approximately $20 million to its pension and other postretirement plans.

Lexmark estimates that the future benefits payable for the pension and other postretirement plans are as follows:

		Other Postretirement
	Pension Benefits	Benefits

2010	$50.6	$3.6
2011	50.8	4.1
2012	51.3	4.2
2013	53.3	4.3
2014	55.8	4.4
2015-2019	$286.6	$23.5

16.	DERIVATIVES AND RISK MANAGEMENT

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

Lexmark uses fair value hedges to reduce the potentially adverse effects that market volatility may have on its operating results. Fair value hedges are hedges of recognized assets or liabilities. Lexmark enters into forward exchange contracts to hedge accounts receivable, accounts payable and other monetary assets and liabilities. The forward contracts used in this program generally mature in three months or less, consistent with the underlying asset and liability. Foreign exchange forward contracts may be used as fair value hedges in situations where derivative instruments expose earnings to further changes in exchange rates. Although the Company has historically used interest rate swaps to convert fixed rate financing activities to variable rates, there were no interest rate swaps outstanding as of December 31, 2009.

Net outstanding notional amount of derivative activity as of December 31, 2009 was $15.8 million. This activity was driven by fair value hedges of recognized assets and liabilities primarily denominated in the Euro, Australian Dollar and South African Rand.

Long (Short) Positions by Currency	December 31, 2009

EUR	$(62.7)
AUD	25.4
ZAR	11.7
Other Net	9.8

Total	$(15.8)

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

As of December 31, 2009 and 2008, the Company had the following net derivative assets recorded at fair value in Prepaid expenses and other current assets on the Consolidated Statements of Financial Position at December 31:

Foreign Exchange Contracts	2009	2008

Gross liability position	$(0.4)	$—
Gross asset position	0.6	—

Net asset position	$0.2	$—

As of December 31, 2009 and 2008, the Company had the following net derivative liabilities recorded at fair value in Accrued liabilities on the Consolidated Statements of Financial Position at December 31:

Foreign Exchange Contracts	2009	2008

Gross liability position	$(0.7)	$(2.7)
Gross asset position	0.4	1.2

Net liability position	$(0.3)	$(1.5)

The Company had the following (gains) and losses related to derivative instruments qualifying and designated as hedging instruments in fair value hedges and related hedged items recorded in Cost of Revenue on the Consolidated Statements of Earnings:

Fair Value Hedging Relationships	2009	2008	2007

Foreign Exchange Contracts	$3.6	$13.1	$6.0
Underlying	(5.7)	5.4	2.2

Total	$(2.1)	$18.5	$8.2

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

Additional information regarding derivatives can be referenced in Note 3, Fair Value, of the Notes to the Consolidated Financial Statements.

Concentrations of Risk

Lexmark’s main concentrations of credit risk consist primarily of short-term cash investments, marketable securities and trade receivables. Short-term cash and marketable securities investments are made in a variety of high quality securities with prudent diversification requirements. The Company seeks diversification among its cash investments by limiting the amount of cash investments that can be made with any one obligor. Credit risk related to trade receivables is dispersed across a large number of customers located in various geographic areas. Collateral such as letters of credit and bank guarantees is required in certain circumstances. In addition, the Company uses credit issuance for specific obligors to limit the impact of nonperformance. Lexmark sells a large portion of its products through third-party distributors and resellers and original equipment manufacturer (“OEM”) customers. If the financial condition or operations of these distributors, resellers and OEM customers were to deteriorate substantially, the Company’s operating results could be adversely affected. The three largest distributor, reseller and OEM customer trade receivable balances collectively represented $189 million or approximately 29% of total trade receivables at December 31, 2009 and $188 million or approximately 30% of total trade receivables at December 31, 2008, of which Dell receivables were $116 million or approximately 18% of total trade receivables at December 31, 2009, and $125 million or approximately 20% of total trade receivables at December 31, 2008. However, Lexmark performs ongoing credit evaluations of the financial position of its third-party distributors, resellers and other customers to determine appropriate credit limits.

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

Commitments

Lexmark is committed under operating leases (containing various renewal options) for rental of office and manufacturing space and equipment. Rent expense (net of rental income) was $48.3 million, $55.6 million and $55.1 million in 2009, 2008 and 2007, respectively. Future minimum rentals under terms of non-cancelable operating leases (net of sublease rental income commitments) as of December 31, 2009, were as follows:

	2010	2011	2012	2013	2014	Thereafter

Minimum lease payments (net of sublease rental income)	$29.6	$19.9	$14.4	$7.3	$5.3	$3.9

Contingencies

In accordance with FASB guidance on accounting for contingencies, Lexmark records a provision for a loss contingency when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes it has adequate provisions for any such matters.

Legal proceedings

Lexmark v. Static Control Components, Inc. & Lexmark v. Clarity Imaging Technologies, Inc. & David Abraham

On December 30, 2002 (“02 action”) and March 16, 2004 (“04 action”), the Company filed claims against Static Control Components, Inc. (“SCC”) in the U.S. District Court for the Eastern District of Kentucky (the “District Court”) alleging violation of the Company’s intellectual property and state law rights. Similar claims in a separate action were filed by the Company in the District Court against David Abraham and Clarity Imaging Technologies, Inc. (“Clarity”) on October 8, 2004. SCC and Clarity have filed counterclaims against the Company in the District Court alleging that the Company engaged in anti-competitive and monopolistic conduct and unfair and deceptive trade practices in violation of the Sherman Act, the Lanham Act and state laws. SCC has stated in its legal documents that it is seeking approximately $17.8 million to $19.5 million in damages for the Company’s alleged anticompetitive conduct and approximately $1 billion for Lexmark’s alleged violation of the Lanham Act. Clarity has not stated a damage dollar amount. SCC and Clarity are seeking treble damages, attorney fees, costs and injunctive relief. On September 28, 2006, the District Court dismissed the counterclaims filed by SCC alleging that the Company engaged in anti-competitive and monopolistic conduct and unfair and deceptive trade practices in violation of the Sherman Act, the Lanham Act and state laws. On October 13, 2006, SCC filed a Motion for Reconsideration of the District Court’s Order dismissing SCC’s claims, or in the alternative, to amend its pleadings, which the District Court denied on June 1, 2007. On June 20, 2007, the District Court Judge ruled that SCC directly infringed one of Lexmark’s patents-in-suit. On June 22, 2007, the jury returned a verdict that SCC did not induce infringement of Lexmark’s patents-in-suit. As to SCC’s defense that the Company has committed patent misuse, in an advisory, non-binding capacity, the jury did find some Company conduct constituted misuse. In the jury’s advisory, non-binding findings, the jury also found that the relevant market was the cartridge market rather than the printer market and that the Company had unreasonably restrained competition in that market. On October 3, 2008, the District Court Judge issued a memorandum opinion denying various motions made by the Company that sought to reverse the jury’s finding that SCC did not induce infringement of Lexmark’s patents-in-suit. The District Court Judge did, however, grant the Company’s motion that SCC’s equitable defenses, including patent misuse, were moot. As a result, the jury’s advisory findings on misuse, including the jury’s finding that the relevant market was the cartridge market rather than the printer market and that the Company had unreasonably restrained competition in that market, were not adopted by the District Court. On March 31, 2009, the District Court granted SCC’s Motion for Reconsideration of an earlier Order that had found the Company’s terms used on certain supply items that provide for an up-front discount in exchange for an agreement to use the supply item only once were supported by patent law. The District Court Judge ruled that after the U.S. Supreme Court’s most recent statement of the law regarding patent exhaustion the Company may not invoke patent law to enforce these terms but state contract law may still be invoked. A final judgment for the 02 action and the 04 action was entered by the District Court on October 16, 2009. Notice of Appeal of the 02 and 04 actions has been filed with the U.S. Court of Appeals for the Sixth Circuit. In the David Abraham and Clarity action, the proceeding is in the discovery phase.

Sagem Communications v. Lexmark

Sagem Communications (formerly Sagem, S.A.) filed suit against the Company, in the Court of First Instance, Geneva, Switzerland on May 15, 2007. The suit alleges the Company failed to timely develop a series of private label fax machines for Sagem. Sagem’s suit seeks approximately $30 million dollars. The Company has asserted a counterclaim alleging Sagem failed to pay the Company a sum of approximately $1 million dollars for tooling charges called for in the contract in the event that Sagem failed to meet certain minimum purchase commitments by December 31, 2005. The Court has held a series of procedural hearings through which the parties presented documentary evidence supporting their claims and defenses. Final briefs are scheduled to be submitted to the Court in March 2010.

Molina v. Lexmark

On August 31, 2005 former Company employee Ron Molina filed a class action lawsuit in the California Superior Court for Los Angeles under a California employment statute which in effect prohibits the forfeiture of vacation time accrued. This statute has been used to invalidate California employers’ “use or lose” vacation policies. The class is comprised of less than 200 current and former California employees of the Company. The trial was bifurcated into a liability phase and a damages phase. On May 1, 2009, the Judge brought the liability phase to a conclusion with a ruling that the Company’s vacation and personal choice day’s policies from 1991 to the present violated California law. The trial on the damages phase was completed on January 15, 2010 and the parties are awaiting the Judge’s ruling. The damage award might range from zero, based on the Company’s argument that the class has failed to meet its burden of proving damages to approximately $16.7 million dollars, the highest amount asserted by the class’ expert based on an assumption that none of the California employees ever used any of their accrued vacation or personal choice days. The class is also seeking injunctive relief, costs and attorneys’ fees.

The Company is also party to various litigation and other legal matters, including claims of intellectual property infringement, that are being handled in the ordinary course of business. In addition, various governmental authorities have from time to time initiated inquiries and investigations, some of which are ongoing, including concerns regarding the activities of participants in the markets for printers and supplies. The Company intends to continue to cooperate fully with those governmental authorities in these matters.

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

Copyright fees

Certain countries (primarily in Europe) and/or collecting societies representing copyright owners’ interests have taken action to impose fees on devices (such as scanners, printers and multifunction devices) alleging the copyright owners are entitled to compensation because these devices enable reproducing copyrighted content. Other countries are also considering imposing fees on certain devices. The amount of fees, if imposed, would depend on the number of products sold and the amounts of the fee on each product, which will vary by product and by country. The Company has accrued amounts that it believes are adequate to address the risks related to the copyright fee issues currently pending. The financial impact on the Company, which will depend in large part upon the outcome of local legislative processes, the Company’s and other industry participants’ outcome in contesting the fees and the Company’s ability to mitigate that impact by increasing prices, which ability will depend upon competitive market conditions, remains uncertain. As of December 31, 2009, the Company has accrued a total of approximately $70 million for pending copyright fee charges, including litigation proceedings, local legislative initiatives and/or negotiations with the parties involved.

As of December 31, 2009, approximately $57 million of the $70 million accrued for the pending copyright fee issues was related to single function printer devices sold in Germany prior to December 31, 2007. The VerwertungsGesellschaft Wort (“VG Wort”), a collection society representing certain copyright holders, instituted legal proceedings against Hewlett-Packard Company (“HP”) in July of 2004 relating to whether and to what extent copyright levies for photocopiers should be imposed in accordance with copyright laws implemented in Germany on single function printers. The Company is not a party to this lawsuit, although the Company and VG Wort entered into an agreement pursuant to which both VG Wort and the Company agreed to be bound by the outcome of the VG Wort/HP litigation. On December 6, 2007, the Bundesgerichtshof (the “German Federal Supreme Court”) in the VG Wort litigation with HP issued a judgment that single function printer devices sold in Germany prior to December 31, 2007 are not subject to levies under the then existing law (German Federal Supreme Court, file reference I ZR 94/05). VG Wort filed an appeal with the Bundesverfassungsgericht (the “German Federal Constitutional Court”) challenging the ruling that single function printers are not subject to levies. The matter is still pending with the German Federal Constitutional Court. On or about December 15, 2009, VG Wort instituted non-binding arbitration proceedings against the Company before the arbitration board of the Patent and Trademark Office in Munich relating to whether and to what extent copyright levies should be imposed on single function printers sold by the Company in Germany for the years 2006 and 2007.

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

For sales of AIO/MFDs and single function printer devices in Germany after January 1, 2008, the Company, other industry participants and the collecting societies have agreed upon an applicable levy rate for the aforementioned devices and the Company has agreed to collect and pay such levies as appropriate.

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

The following table includes information about the Company’s reportable segments for the year ended December 31:

	2009	2008	2007

Revenue:
PSSD	$2,624.9	$2,981.6	$2,999.2
ISD	1,255.0	1,546.8	1,974.7

Total revenue	$3,879.9	$4,528.4	$4,973.9

Operating income (loss):
PSSD	$379.3	$497.1	$612.0
ISD	114.3	137.1	93.4
All other	(277.5)	(357.0)	(384.1)

Total operating income (loss)	$216.1	$277.2	$321.3

Operating income (loss) noted above for the year ended December 31, 2009 includes restructuring and related charges of $55.1 million in PSSD, $38.5 million in ISD and $18.5 million in All other.

Operating income (loss) noted above for the year ended December 31, 2008 includes restructuring and related charges of $19.8 million in PSSD, $23.0 million in ISD and $19.3 million in All other.

Operating income (loss) noted above for the year ended December 31, 2007 includes restructuring and related charges of $6.5 million in PSSD, $13.9 million in ISD and $10.4 million in All other.

During 2009, 2008 and 2007, one customer, Dell, accounted for $495.9 million or approximately 13%, $595.7 million or approximately 13% and $716.7 million or approximately 14%, of the Company’s total revenue, respectively. Sales to Dell are included in both PSSD and ISD.

The following is revenue by geographic area for the year ended December 31:

	2009	2008	2007

Revenue:
United States	$1,672.1	$1,864.8	$2,140.3
EMEA (Europe, the Middle East & Africa)	1,453.9	1,742.9	1,827.2
Other International	753.9	920.7	1,006.4

Total revenue	$3,879.9	$4,528.4	$4,973.9

Sales are attributed to geographic areas based on the location of customers. Other International revenue includes exports from the U.S. and Europe.

The following is long-lived asset information by geographic area as of December 31:

	2009	2008	2007

Long-lived assets:
United States	$508.0	$468.8	$416.9
EMEA (Europe, the Middle East & Africa)	64.5	24.5	34.3
Other International	342.4	369.9	417.8

Total long-lived assets	$914.9	$863.2	$869.0

Long-lived assets include property, plant and equipment, net of accumulated depreciation.

The following is revenue by product category for the year ended December 31:

	2009	2008	2007

Revenue:
Laser and inkjet printers	$938.8	$1,196.8	$1,498.3
Laser and inkjet supplies	2,751.8	3,117.5	3,248.6
Other	189.3	214.1	227.0

Total revenue	$3,879.9	$4,528.4	$4,973.9

19.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
(In Millions, Except Per Share Amounts)	Quarter	Quarter	Quarter	Quarter

2009:
Revenue	$944.1	$904.6	$958.0	$1,073.2
Gross profit (1)	333.4	280.8	312.9	382.7
Operating income (1)	74.6	27.7	24.0	89.8
Net earnings (1)	59.2	17.0	10.0	59.8
Basic EPS* (1)	$0.76	$0.22	$0.13	$0.76
Diluted EPS* (1)	0.75	0.22	0.13	0.76
Stock prices:
High	$28.94	$20.39	$22.26	$27.87
Low	15.31	15.06	14.48	20.09

2008:
Revenue	$1,175.1	$1,138.8	$1,130.7	$1,083.7
Gross profit (2)	435.5	417.2	367.7	314.2
Operating income (2)	122.3	100.9	54.0	—
Net earnings (2)	101.7	83.7	36.6	18.1
Basic EPS* (2)	$1.07	$0.89	$0.42	$0.23
Diluted EPS* (2)	1.07	0.89	0.42	0.23
Stock prices:
High	$37.68	$37.18	$36.90	$32.75
Low	28.02	30.36	30.28	23.25

The sum of the quarterly data may not equal annual amounts due to rounding.

*	The sum of the quarterly earnings per share amounts does not necessarily equal the annual earnings per share due to changes in average share calculations. This is in accordance with prescribed reporting requirements.

(1)	Net earnings for the first quarter of 2009 included $12.8 million of pre-tax restructuring-related charges and project costs in connection with the Company’s restructuring plans.

Net earnings for the second quarter of 2009 included $31.7 million of pre-tax restructuring-related charges and project costs in connection with the Company’s restructuring plans.

Net earnings for the third quarter of 2009 included $50.8 million of pre-tax restructuring-related charges and project costs in connection with the Company’s restructuring plans.

Net earnings for the fourth quarter of 2009 included $45.9 million of pre-tax restructuring-related charges and project costs in connection with the Company’s restructuring plans.

(2)	Net earnings for the first quarter of 2008 included $12.6 million of pre-tax restructuring-related charges and project costs in connection with the Company’s restructuring plans.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lexmark International, Inc.:

In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of earnings, of cash flows and of stockholders’ equity and comprehensive earnings present fairly, in all material respects, the financial position of Lexmark International, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the Index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control Over Financial Reporting” appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

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
February 26, 2010

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2009. Based upon that evaluation, the Company’s Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and were effective as of December 31, 2009 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 129.

Changes in Internal Control over Financial Reporting

The Company is in the process of implementing a new global enterprise resource planning (ERP) system. Regional implementations began in EMEA during the fourth quarter of 2009. As a result, there were considerable changes to EMEA processes and procedures that impact internal controls over financial reporting. While management believes the changed controls along with additional compensating controls relating to financial reporting for affected processes are adequate and effective, management is continuing to evaluate and monitor the changes in controls and procedures as processes in each of these areas evolve.

Except for the changes noted above, there has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except with respect to information regarding the executive officers of the Registrant and the Company’s code of ethics, the information required by Part III, Item 10 of this Form 10-K is incorporated by reference herein, and made part of this Form 10-K, from the Company’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year. The required information is included in the definitive Proxy Statement under the headings “Election of Directors” and “Report of the Finance and Audit Committee.” The information with respect to the executive officers of the Registrant is included under the heading “Executive Officers of the Registrant” in Item 1 above. The Company has adopted a code of business conduct and ethics for directors, officers (including the Company’s principal executive officer, principal financial and accounting officer) and employees, known as the Code of Business Conduct. The Code of Business Conduct, as well as the Company’s Corporate Governance Principles and the charters of each of the committees of the Board of Directors, is available on the Corporate Governance section of the Company’s Investor Relations website at http://investor.lexmark.com. The Company also intends to disclose on the Corporate Governance section of its Investor Relations website any amendments to the Code of Business Conduct and any waivers from the provisions of the Code of Business Conduct that apply to the principal executive officer, principal financial and accounting officer, and that relate to any elements of the code of ethics enumerated by the applicable regulation of the Securities and Exchange Commission (Item 406(b) of Regulation S-K). Anyone may request a free copy of the Corporate Governance Principles, the charters of each of the committees of the Board of Directors or the Code of Business Conduct from:

Lexmark International, Inc.
Attention: Investor Relations
One Lexmark Centre Drive
740 West New Circle Road
Lexington, Kentucky 40550
(859) 232-5568

The New York Stock Exchange (“NYSE”) requires that the Chief Executive Officer of each listed Company certify annually to the NYSE that he or she is not aware of any violation by the Company of NYSE corporate governance listing standards as of the date of such certification. The Company submitted the certification of its Chairman and Chief Executive Officer, Paul J. Curlander, for 2009 with its Annual Written Affirmation to the NYSE on May 5, 2009.

The Securities and Exchange Commission requires that the principal executive officer and principal financial officer of the Company make certain certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and file the certifications as exhibits with each Annual Report on Form 10-K. In connection with this Annual Report on Form 10-K filed with respect to the year ended December 31, 2009, these certifications were made by Paul J. Curlander, Chairman and Chief Executive Officer, and John W. Gamble, Jr., Executive Vice President and Chief Financial Officer, of the Company and are included as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

Item 11.	EXECUTIVE COMPENSATION

Information required by Part III, Item 11 of this Form 10-K is incorporated by reference from the Company’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K. The required information is included in the definitive Proxy Statement under the headings “Compensation Discussion & Analysis,” “Executive Compensation,” “Director Compensation” and “Compensation Committee Report.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Part III, Item 12 of this Form 10-K is incorporated by reference from the Company’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K. The required information is included in the definitive Proxy Statement under the headings “Security Ownership by Management and Principal Stockholders” and “Equity Compensation Plan Information.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Part III, Item 13 of this Form 10-K is incorporated by reference from the Company’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K. The required information is included in the definitive Proxy Statement under the headings “Composition of Board and Committees,” “Executive Compensation” and “Director Compensation.”

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Part III, Item 14 of this Form 10-K is incorporated by reference from the Company’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K. The required information is included in the definitive Proxy Statement under the heading “Ratification of the Appointment of Independent Auditors.”

Part IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	Financial Statements:

Financial statements filed as part of this Form 10-K are included under Part II, Item 8.

(2)	Financial Statement Schedule:

Pages In Form 10-K

Report of Independent Registered Public Accounting Firm included in Part II, Item 8	129
For the years ended December 31, 2007, 2008 and 2009:
Schedule II — Valuation and Qualifying Accounts	134

All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related Notes.

(3)	Exhibits

Exhibits for the Company are listed in the Index to Exhibits beginning on page E-1.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2007, 2008 and 2009
(In Millions)

(A)	(B)	(C)		(D)	(E)
		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period

2007:
Provision for bad debt	$14.9	$1.5	$—	$(1.4)	$15.0
Deferred tax asset valuation allowances	6.1	(5.2)	—	—	0.9
2008:
Provision for bad debt	$15.0	$1.7	$—	$(1.1)	$15.6
Deferred tax asset valuation allowances	0.9	(0.2)	—	—	0.7
2009:
Provision for bad debt	$15.6	$0.6	$—	$(1.4)	$14.8
Deferred tax asset valuation allowances	0.7	(0.5)	—	—	0.2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Lexington, Commonwealth of Kentucky, on February 26, 2010.

LEXMARK INTERNATIONAL, INC.

By	/s/ Paul J. Curlander
Name:     Paul J. Curlander

Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul J. Curlander Paul J. Curlander	Chairman and Chief Executive Officer (Principal Executive Officer)	February 26, 2010

/s/ John W. Gamble, Jr. John W. Gamble, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2010

* Teresa Beck	Director	February 26, 2010

* William R. Fields	Director	February 26, 2010

* Ralph E. Gomory	Director	February 26, 2010

* Stephen R. Hardis	Director	February 26, 2010

* James F. Hardymon	Director	February 26, 2010

* Robert Holland, Jr.	Director	February 26, 2010

* Marvin L. Mann	Director	February 26, 2010

* Michael J. Maples	Director	February 26, 2010

* Jean-Paul L. Montupet	Director	February 26, 2010

* Kathi P. Seifert	Director	February 26, 2010

/s/ *Robert J. Patton, Attorney-in-Fact *Robert J. Patton, Attorney-in-Fact

Index to Exhibits

Number	Description of Exhibits

2	Agreement and Plan of Merger, dated as of February 29, 2000, by and between Lexmark International, Inc. (the “Company”) and Lexmark International Group, Inc.(1)
3.1	Restated Certificate of Incorporation of the Company.(2)
3.2	Company By-Laws, as Amended and Restated June 22, 2000.(2)
3.3	Amendment No. 1, dated as of July 26, 2001, to Company By-Laws, as Amended and Restated June 22, 2000.(3)
3.4	Amendment No. 2, dated as of December 20, 2006, to Company By-Laws, as Amended and Restated June 22, 2000.(4)
4.1	Form of Indenture, dated as of May 22, 2008, between the Company and The Bank of New York Trust Company, N.A., as Trustee.(5)
4.2	Form of First Supplemental Indenture, dated as of May 22, 2008, between the Company and The Bank of New York Trust Company, N.A., as Trustee.(5)
4.3	Form of Global Note of the Company’s 5.900% Senior Notes due 2013 (included in Exhibit 4.2).(5)
4.4	Form of Global Note of the Company’s 6.650% Senior Notes due 2018 (included in Exhibit 4.2).(5)
4.5	Specimen of Class A Common Stock Certificate.(2)
10.1	Agreement, dated as of May 31, 1990, between the Company and Canon Inc., and Amendment thereto.(6)*
10.2	Agreement, dated as of March 26, 1991, between the Company and Hewlett-Packard Company.(6)*
10.3	Patent Cross-License Agreement, effective October 1, 1996, between Hewlett-Packard Company and the Company.(7)*
10.4	Amended and Restated Lease Agreement, dated as of January 1, 1991, between IBM and the Company, and First Amendment, dated as of March 1, 1991, thereto.(8)
10.5	Third Amendment to Lease Agreement, dated as of December 28, 2000, between IBM and the Company.(9)
10.6	Credit Agreement, dated as of August 17, 2009, by and among the Company, as Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Citibank, N.A. and SunTrust Bank, as Co-Documentation Agents.(10)
10.7	Amended and Restated Receivables Purchase Agreement, dated as of October 8, 2004, by and among Lexmark Receivables Corporation (“LRC”), as Seller, CIESCO, LLC and Gotham Funding Corporation (“Gotham”), as the Investors, Citibank, N.A. and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch (“BTM”), as the Banks, Citicorp North America, Inc. (“CNAI”) and BTM, as the Investor Agents, CNAI, as Program Agent for the Investors and Banks, and the Company, as Collection Agent and Originator.(11)
10.8	Amendment No. 1 to Receivables Purchase Agreement, dated as of October 7, 2005, by and among LRC, as Seller, CIESCO, LLC, Gotham, Citibank, N.A., BTM, and CNAI, as Program Agent, CNAI and BTM, as Investor Agents, and the Company, as Collection Agent and Originator.(12)
10.9	Amendment No. 2 to Receivables Purchase Agreement, dated as of October 6, 2006, by and among LRC, as Seller, CIESCO, LLC and Gotham, as the Investors, Citibank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (“BTMUFJ”), CNAI, as Program Agent, CNAI and BTMUFJ, as Investor Agents, and the Company, as Collection Agent and Originator.(13)
10.10	Amendment No. 3 to Receivables Purchase Agreement, dated as of March 30, 2007, by and among LRC, as Seller, CIESCO, LLC and Gotham, as the Investors, Citibank, N.A. and BTMUFJ, CNAI, as Program Agent, CNAI and BTMUFJ, as Investor Agents, and the Company, as Collection Agent and Originator.(14)

Number	Description of Exhibits

10.11	Amendment No. 4 to Receivables Purchase Agreement, dated as of October 5, 2007, by and among LRC, as Seller, CIESCO, LLC and Gotham, as the Investors, Citibank, N.A. and BTMUFJ, CNAI, as Program Agent, CNAI and BTMUFJ, as Investor Agents, and the Company, as Collection Agent and Originator.(15)
10.12	Amendment No. 5 to Receivables Purchase Agreement, dated as of October 3, 2008, by and among LRC, as Seller, Gotham, BTMUFJ, as Program Agent, an Investor Agent and a Bank, and the Company, as Collection Agent and Originator.(16)
10.13	Amendment No. 6 to Receivables Purchase Agreement, dated as of October 2, 2009, by and among LRC, as Seller, Gotham, BTMUFJ, as Program Agent, an Investor Agent and a Bank, and the Company, as Collection Agent and Originator.(17)
10.14	Purchase and Contribution Agreement, dated as of October 22, 2001, by and between the Company, as Seller, and LRC, as Purchaser.(3)
10.15	Amendment to Purchase and Contribution Agreement, dated as of October 17, 2002, by and between the Company, as Seller, and LRC, as Purchaser.(18)
10.16	Amendment No. 2 to Purchase and Contribution Agreement, dated as of October 20, 2003, by and between the Company, as Seller, and LRC, as Purchaser.(19)
10.17	Amendment No. 3 to Purchase and Contribution Agreement, dated as of October 8, 2004, by and between the Company, as Seller, and LRC, as Purchaser.(11)
10.18	Amendment No. 4 to Purchase and Contribution Agreement, dated as of October 7, 2005, by and between the Company, as Seller, and LRC, as Purchaser.(12)
10.19	Amendment No. 5 to Purchase and Contribution Agreement, dated as of October 5, 2007, by and between the Company, as Seller, and LRC, as Purchaser.(15)
10.20	Amendment No. 6 to Purchase and Contribution Agreement, dated as of October 3, 2008, by and between the Company, as Seller, and LRC, as Purchaser.(16)
10.21	Amendment No. 7 to Purchase and Contribution Agreement, dated as of October 2, 2009, by and between the Company, as Seller, and LRC, as Purchaser.(17)
10.22	Company Stock Incentive Plan, as Amended and Restated, effective April 23, 2009.(20)+
10.23	Form of Non-Qualified Stock Option Agreement pursuant to the Company’s Stock Incentive Plan.(21)+
10.24	Form of Performance-Based Non-Qualified Stock Option Agreement pursuant to the Company’s Stock Incentive Plan.(22)+
10.25	Form of Restricted Stock Unit Agreement pursuant to the Company’s Stock Incentive Plan.(23)+
10.26	Form of Performance-Based Restricted Stock Unit Agreement pursuant to the Company’s Stock Incentive Plan.(23)+
10.27	Company Nonemployee Director Stock Plan, Amended and Restated, effective April 30, 1998. (24)+
10.28	Amendment No. 1 to the Company’s Nonemployee Director Stock Plan, dated as of February 11, 1999.(25)+
10.29	Amendment No. 2 to the Company’s Nonemployee Director Stock Plan, dated as of April 29, 1999. (26)+
10.30	Amendment No. 3 to the Company’s Nonemployee Director Stock Plan, dated as of July 24, 2003. (27)+
10.31	Amendment No. 4 to the Company’s Nonemployee Director Stock Plan, dated as of April 22, 2004.(28)+
10.32	Amendment No. 5 to the Company’s Nonemployee Director Stock Plan, dated as of December 19, 2008.(23)+
10.33	Form of Stock Option Agreement pursuant to the Company’s Nonemployee Director Stock Plan(29)+
10.34	Company 2005 Nonemployee Director Stock Plan, as Amended and Restated, effective January 1, 2009.(23)+

Number	Description of Exhibits

10.35	Form of Non-Qualified Stock Option Agreement pursuant to the Company’s 2005 Nonemployee Director Stock Plan. (13)+
10.36	Form of Initial Restricted Stock Unit Agreement pursuant to the Company’s 2005 Nonemployee Director Stock Plan. (13)+
10.37	Form of Annual Restricted Stock Unit Agreement pursuant to the Company’s 2005 Nonemployee Director Stock Plan.+
10.38	Form of Amended and Restated Agreement pursuant to the Company’s 2007-2009 Long-Term Incentive Plan.(16)+
10.39	Form of Agreement pursuant to the Company’s 2008-2010 Long-Term Incentive Plan.(16)+
10.40	Company Senior Executive Incentive Compensation Plan, as Amended and Restated, effective January 1, 2009.(23)+
10.41	Form of Employment Agreement entered into as of November 1, 2008, by and between the Company and each of Paul J. Curlander, John W. Gamble, Jr., Paul A. Rooke, Martin S. Canning and Ronaldo M. Foresti.(16)+
10.42	Form of Change in Control Agreement entered into as of November 1, 2008, by and between the Company and each of Paul J. Curlander, John W. Gamble, Jr. and Paul A. Rooke.(16)+
10.43	Form of Change in Control Agreement entered into as of November 1, 2008, by and between the Company and each of Martin S. Canning and Ronaldo M. Foresti.(16)+
10.44	Form of Indemnification Agreement entered into as of April 30, 1998, by and between the Company and each of Paul J. Curlander and Paul A. Rooke; entered into as of September 6, 2005, by and between the Company and John W. Gamble, Jr.; entered into as of July 27, 2007, by and between the Company and Martin S. Canning; and entered into as of January 1, 2008, by and between the Company and Ronaldo M. Foresti.(29)+
10.45	Description of Compensation Payable to Nonemployee Directors.+
12.1	Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of the Company as of December 31, 2009.
23	Consent of PricewaterhouseCoopers LLP.
24	Power of Attorney.
31.1	Certification of Chairman and Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment previously granted by the Securities and Exchange Commission.

+	Indicates management contract or compensatory plan, contract or arrangement.

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (Commission File No. 1-14050).

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (Commission File No. 1-14050).

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (Commission File No. 1-14050).

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2006 (Commission File No. 1-14050).

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 22, 2008 (Commission File No. 1-14050).

(6)	Incorporated by reference to the Company’s Form S-1 Registration Statement, Amendment No. 2 (Registration No. 33-97218) filed with the Commission on November 13, 1995.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1996 (Commission File No. 1-14050).

(8)	Incorporated by reference to the Company’s Form S-1 Registration Statement (Registration No. 33-97218) filed with the Commission on September 22, 1995.

(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 1-14050).

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K and Form 8-K/A filed with the Commission on August 21, 2009 and August 28, 2009 (Commission File No. 1-14050).

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on October 13, 2004 (Commission File No. 1-14050).

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (Commission File No. 1-14050).

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (Commission File No. 1-14050).

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (Commission File No. 1-14050).

(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (Commission File No. 1-14050).

(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-14050).

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on October 2, 2009 (Commission File No. 1-14050).

(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (Commission File No. 1-14050).

(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (Commission File No. 1-14050).

(20)	Incorporated by reference to the Company’s Proxy Statement on Form DEF 14A filed with the Commission on March 6, 2009 (Commission File No. 1-14050).

(21)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (Commission File No. 1-14050).

(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (Commission File No. 1-14050).

(23)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (Commission File No. 1-14050).

(24)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Commission File No. 1-14050).

(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (Commission File No. 1-14050).

(26)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (Commission File No. 1-14050).

(27)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (Commission File No. 1-14050).

(28)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission file No. 1-14050).

(29)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (Commission File No. 1-14050).

E-4