Form 10-Q
period 2010-03-31
LEXMARK INTERNATIONAL INC /KY/
filed 2010-05-07
CIK 1001288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2010

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

The registrant had 78,501,973 shares outstanding (excluding shares held in treasury) of Class A Common Stock, par value $0.01 per share, as of the close of business on April 30, 2010.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

		Page of Form 10-Q
	PART I – FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS
	Consolidated Condensed Statements of Earnings
	Three Months Ended March 31, 2010 and 2009	2
	Consolidated Condensed Statements of Financial Position
	As of March 31, 2010 and December 31, 2009	3
	Consolidated Condensed Statements of Cash Flows
	Three Months Ended March 31, 2010 and 2009	4
	Notes to Consolidated Condensed Financial Statements	5
Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	28
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	43
Item 4.	CONTROLS AND PROCEDURES	43

	PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	44
Item 1A.	RISK FACTORS	44
Item 6.	EXHIBITS	44

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, are forward-looking statements. Forward-looking statements are made based upon information that is currently available or management’s current expectations and beliefs concerning future developments and their potential effects upon the Company, speak only as of the date hereof, and are subject to certain risks and uncertainties. We assume no obligation to update or revise any forward-looking statements contained or incorporated by reference herein to reflect any change in events, conditions or circumstances, or expectations with regard thereto, on which any such forward-looking statement is based, in whole or in part. There can be no assurance that future developments affecting the Company will be those anticipated by management, and there are a number of factors that could adversely affect the Company’s future operating results or cause the Company’s actual results to differ materially from the estimates or expectations reflected in such forward-looking statements, including, without limitation, the factors set forth under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this report. The information referred to above should be considered by investors when reviewing any forward-looking statements contained in this report, in any of the Company’s public filings or press releases or in any oral statements made by the Company or any of its officers or other persons acting on its behalf. The important factors that could affect forward-looking statements are subject to change, and the Company does not intend to update the factors set forth in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this report. By means of this cautionary note, the Company intends to avail itself of the safe harbor from liability with respect to forward-looking statements that is provided by Section 27A and Section 21E referred to above.

PART I – FINANCIAL INFORMATION

Item 1.              FINANCIAL STATEMENTS

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31
	2010	2009

Revenue	$1,042.9	$944.1
Cost of revenue	658.1	610.7
Gross profit	384.8	333.4

Research and development	89.5	97.4
Selling, general and administrative	158.7	158.9
Restructuring and related charges	3.3	2.5
Operating expense	251.5	258.8
Operating income	133.3	74.6

Interest (income) expense, net	6.6	5.1
Other (income) expense, net	0.9	(1.1)
Net impairment losses on securities	0.2	-
Earnings before income taxes	125.6	70.6

Provision for income taxes	30.3	11.4
Net earnings	$95.3	$59.2

Net earnings per share:
Basic	$1.21	$0.76
Diluted	$1.20	$0.75

Shares used in per share calculation:
Basic	78.4	78.1
Diluted	79.1	78.4

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
(In Millions, Except Par Value)
(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$371.6	$459.3
Marketable securities	847.0	673.2
Trade receivables, net of allowances of $31.4 in 2010 and $33.7 in 2009	440.8	424.9
Inventories	335.1	357.3
Prepaid expenses and other current assets	226.7	226.0
Total current assets	2,221.2	2,140.7

Property, plant and equipment, net	915.3	914.9
Marketable securities	22.2	22.0
Other assets	270.8	276.6
Total assets	$3,429.5	$3,354.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	515.7	510.1
Accrued liabilities	661.9	681.7
Total current liabilities	1,177.6	1,191.8

Long-term debt	649.0	648.9
Other liabilities	494.4	499.9
Total liabilities	2,321.0	2,340.6

Contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1.6 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value:
Class A, 900.0 shares authorized; 78.5 and 78.1 outstanding in 2010 and 2009, respectively	0.9	0.9
Class B, 10.0 shares authorized; no shares issued and outstanding	-	-
Capital in excess of par	819.4	820.0
Retained earnings	935.1	839.8
Treasury stock, net; at cost; 15.1 shares in 2010 and 2009	(404.5)	(404.5)
Accumulated other comprehensive loss	(242.4)	(242.6)
Total stockholders' equity	1,108.5	1,013.6
Total liabilities and stockholders' equity	$3,429.5	$3,354.2

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Three Months Ended March 31
	2010	2009
Cash flows from operating activities:
Net earnings	$95.3	$59.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	46.0	43.7
Deferred taxes	7.2	1.2
Stock-based compensation expense	1.2	4.2
Tax shortfall from employee stock plans	(2.0)	(4.8)
Other	1.8	(1.6)
Change in assets and liabilities:
Trade receivables	(15.9)	14.0
Inventories	22.2	8.7
Accounts payable	5.6	(84.1)
Accrued liabilities	(0.6)	(72.6)
Other assets and liabilities	(14.9)	(54.0)
Net cash flows provided by (used for) operating activities	145.9	(86.1)

Cash flows from investing activities:
Purchases of property, plant and equipment	(42.9)	(67.5)
Purchases of marketable securities	(453.1)	(121.8)
Proceeds from sales/maturities of marketable securities	280.0	152.0
Purchases of companies net of cash acquired	(6.7)	(10.7)
Other	0.5	(1.9)
Net cash flows used for investing activities	(222.2)	(49.9)

Cash flows from financing activities:
Increase in short term debt	-	5.6
Tax windfall from employee stock plans	0.1	-
Other	(10.3)	(0.5)
Net cash flows (used for) provided by financing activities	(10.2)	5.1
Effect of exchange rate changes on cash	(1.2)	(1.8)
Net change in cash and cash equivalents	(87.7)	(132.7)
Cash and cash equivalents - beginning of period	459.3	279.2
Cash and cash equivalents - end of period	$371.6	$146.5

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(In Millions, Except Per Share Amounts)
(Unaudited)

1.           BASIS OF PRESENTATION

The accompanying interim Consolidated Condensed Financial Statements are unaudited; however, in the opinion of management of Lexmark International, Inc. (together with its subsidiaries, the “Company” or “Lexmark”), all adjustments necessary for a fair statement of the interim financial results have been included. All adjustments included were of a normal recurring nature. The results for the interim periods are not necessarily indicative of results to be expected for the entire year. The Consolidated Condensed Statement of Financial Position data as of December 31, 2009 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). The Company filed with the Securities and Exchange Commission audited consolidated financial statements for the year ended December 31, 2009, on Form 10-K, which included all information and notes necessary for such presentation. Accordingly, these financial statements and notes should be read in conjunction with the Company’s audited annual consolidated financial statements for the year ended December 31, 2009.

2.           FAIR VALUE

General

The accounting guidance for fair value measurements defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As part of the framework for measuring fair value, the guidance establishes a hierarchy of inputs to valuation techniques used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

See Note 15 for information regarding recently issued fair value disclosure guidance by the Financial Accounting Standards Board (“FASB”) that has been incorporated into the Notes to the Consolidated Condensed Financial Statements.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

			Based on
	Fair value at March 31, 2010	Quoted prices in active markets (Level 1)	Other observable Inputs (Level 2)	Unobservable inputs (Level 3)
Assets measured at fair value on a recurring basis:
Government & agency debt securities	$281.7	$243.0	$38.7	$-
Corporate debt securities	461.7	-	451.0	10.7
Asset-backed and mortgage-backed securities	103.6	-	96.3	7.3
Total Available-for-sale marketable securities – ST	847.0	243.0	586.0	18.0

Auction rate securities - municipal debt	18.8	-	-	18.8
Auction rate securities – preferred	3.4	-	-	3.4
Total Available-for-sale marketable securities – LT	22.2	-	-	22.2
Total	$869.2	$243.0	$586.0	$40.2

Liabilities measured at fair value on a recurring basis:
Foreign currency derivatives (1)	$0.1	$-	$0.1	$-
Total	$0.1	$-	$0.1	$-

(1) Foreign currency derivative liabilities are included in Accrued liabilities on the Consolidated Condensed Statements of Financial Position. See Note 12 for disclosure of derivative liabilities on a gross basis.

Excluded from the 2010 tables above were financial instruments included in Cash and cash equivalents on the Consolidated Condensed Statements of Financial Position. The Company’s policy is to consider all highly liquid investments with an original maturity of three months or less at the Company’s date of purchase to be cash equivalents. Investments considered cash equivalents included approximately $237.8 million of money market funds, $21.5 million of agency discount notes and $3.0 million of commercial paper at March 31, 2010. The amortized cost of these investments closely approximates fair value in accordance with the Company’s policy regarding cash equivalents. Fair value of these instruments is readily determinable using the methods described below for marketable securities or, in the case of money market funds, based on the fair value per share (unit) determined and published as the basis for current transactions.

For purposes of comparison, the following information relates to the first quarter of 2009.

Based on

	Fair value at	Quoted prices in active markets	Other observable Inputs	Unobservable inputs
	March 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Available-for-sale marketable securities ST	$ 664.4	$ 426.3	$ 237.0	$ 1.1
Available-for-sale marketable securities LT	24.7	-	-	24.7
Total	$ 689.1	$ 426.3	$ 237.0	$ 25.8

Liabilities measured at fair value on a recurring basis:
Foreign currency derivatives (1)	2.4	-	2.4	-
Total	$ 2.4	$ -	$ 2.4	$ -

 (1) Foreign currency derivative liabilities are included in Accrued liabilities on the Consolidated Condensed Statements of Financial Position.

Excluded from the table above were financial instruments included in Cash and cash equivalents on the Consolidated Condensed Statements of Financial Position. Investments considered cash equivalents, which closely approximate fair value, included $31.9 million of U.S. agency discount notes and approximately $1.2 million of money market funds at March 31, 2009.

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the quarter ended March 31, 2010:

Available-for-sale marketable securities
Three Months Ended, March 31, 2010	Total Level 3	Corporate debt	AB and MB	ARS - muni debt	ARS – preferred
	Securities	Securities	Securities	Securities	Securities
Balance, beginning of period	$25.4	$1.0	$2.4	$18.6	$3.4
Realized and unrealized gains/(losses) included in earnings	(0.1)	-	(0.1)	-	-
Unrealized gains/(losses) included in OCI	0.8	0.2	0.3	0.3	-
Purchases	4.4	4.4	-	-	-
Sales and redemptions	(0.7)	-	(0.6)	(0.1)	-
Transfers in	10.4	5.1	5.3	-	-
Transfers out	-	-	-	-	-
Balance, end of period	$40.2	$10.7	$7.3	$18.8	$3.4

OCI = Other comprehensive income
AB = Asset-backed
MB = Mortgage-backed
ARS = Auction rate security

Realized and unrealized losses included in earnings during the first quarter of 2010 were driven by $0.1 million other-than-temporary impairments, included in Net Impairment Losses on Securities on the Consolidated Condensed Statements of Earnings, related to Level 3 mortgage-backed securities held by the Company at March 31, 2010. The Company recognized $0.8 million of unrealized gains in other comprehensive income for level 3 securities, of which $0.7 million related to marketable securities that have been other-than-temporarily impaired, driven by the partial recovery in fair value of these investments during the quarter.

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the quarter ended March 31, 2009:

Available-for-sale marketable securities	Three Months Ended
March 31 2009
Balance, beginning of period	$26.1
Realized and unrealized gains/(losses) included in earnings	(0.3)
Unrealized gains/(losses) included in comprehensive income	0.2
Purchases, issuances, and settlements, net	(0.5)
Transfers in and/or out of Level 3	0.3
Balance, end of period	$25.8

Realized and unrealized losses of $0.3 million during the first quarter of 2009 were included in Other (income) expense, net on the Consolidated Condensed Statements of Earnings related to the Company’s Level 3 assets. Of this amount, losses of $0.2 million were attributable to the adverse change in expected cash flows related to other-than-temporary impairment (“OTTI”) of certain mortgage-backed securities held at March 31, 2009. The Company’s method of recognizing and measuring OTTI changed in the second quarter of 2009 in accordance with the FASB’s amended guidance.

Transfers

Effective in the first quarter of 2010, the Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy as of the beginning of the reporting period.

The Company transferred, on a gross basis, $11.8 million from Level 1 to Level 2 due to lower levels of market activity for certain U.S. agency debt securities noted in the first quarter of 2010. The fair values of the Company’s U.S. agency debt securities are generally categorized as Level 1 but may be downgraded based on the Company’s assessment of market activity for individual securities. Additionally, as indicated in the table above, the Company transferred, on a gross basis, $10.4 million of corporate, asset-backed and mortgage-backed securities from Level 2 to Level 3 during the first quarter of 2010. The Company was unable to corroborate the consensus price of these securities with a sufficient level of observable market data to maintain Level 2 classification. Net transfers into Level 3 of $0.3 million during the first quarter of 2009 were made up of gross transfers in of $0.5 million offset by gross transfers out of $0.2 million.

Valuation Techniques

Marketable Securities - General

The Company evaluates its marketable securities in accordance with FASB guidance on accounting for investments in debt and equity securities, and has determined that all of its investments in marketable securities should be classified as available-for-sale and reported at fair value. The Company generally employs a market approach in valuing its marketable securities, using quoted market prices or other observable market data when available. In certain instances, when observable market data is lacking, fair values are determined using valuations techniques consistent with the income approach whereby future cash flows are converted to a single discounted amount.

The Company uses multiple third parties to report the fair values of the securities in which Lexmark is invested, though the responsibility of valuation remains with the Company’s management. Most of the securities’ fair values are based upon a consensus price method, whereby prices from a variety of industry data providers are input into a distribution-curve based algorithm to determine the most appropriate fair value. In the first quarter of 2010, the Company acquired access to additional sources of pricing, trading, and other market data in order to enhance its process of corroborating fair values and testing default level assumptions. The Company assesses the quantity of pricing sources available, variability in the prices provided, trading activity, and other relevant data in performing this process.

Government and agency debt securities

The Company’s government and agency debt securities are generally highly liquid investments having multiple sources of pricing with low variability among the data providers. The consensus price method, described previously, is used to select the most appropriate price. Fair value measurements for U.S. government and agency debt securities are most often based on quoted market prices in active markets and are categorized as Level 1. Securities with lower levels of market activity, including certain U.S. agency debt securities and international government debt securities, are classified as Level 2.

Corporate debt securities

The corporate debt securities in which the Company is invested most often have multiple sources of pricing with relatively low dispersion and are valued using the consensus price method. The fair values of these securities are generally classified as Level 2. Certain of these securities, however, are classified as Level 3 because the Company was unable to corroborate the consensus price of these securities with a sufficient level of observable market data due to a low number of observed trades or pricing sources. The Company also categorizes as Level 3 the fair value of its Lehman Brothers corporate debt securities, which were measured using an income approach as discussed below.

The discounted cash flow analysis was based on a detailed analysis of the bankruptcy proceedings, which resulted in expected future recoveries of 24% on a gross basis to be paid out over one to three years. Expected future recoveries were then discounted to 22.49% of par based on a combination of current market yields for comparable notes and an evaluation of the risks associated with the expected recoveries. Recent trading activity was also considered in the final determination, which corroborated the result of the discounted cash flow analysis within a reasonable range of fair value for these securities. The fair value of the Company’s Lehman Brothers corporate debt securities was $1.1 million and $0.9 million at March 31, 2010 and December 31, 2009, respectively, and was calculated using the same methodology for these periods. At March 31, 2009 the fair value of these securities was reported at $0.6 million based on indicative pricing.

Smaller amounts of commercial paper and certificates of deposit, which generally have shorter maturities and less frequent trades, are also grouped into this asset class. Such securities are valued via mathematical calculations using observable inputs until such time that market activity reflects an updated price. The fair values of these securities are typically classified as Level 2 measurements.

Asset-backed and mortgage-backed securities

Securities in this group include asset-backed securities, U.S. agency mortgage-backed securities, and other mortgage-backed securities. These securities generally have lower levels of trading activity than government and agency debt securities and corporate debt securities and, therefore, their fair values may be based on other inputs, such as spread data. The consensus price method is generally used to determine the most appropriate price in the range provided. Fair value measurements of these investments are most often categorized as Level 2; however, these securities are categorized as Level 3 when there is higher variability in the pricing data, a low number of pricing sources, or the Company is otherwise unable to gather supporting information to conclude that the price can be transacted upon in the market.

During the fourth quarter of 2009, the Company valued a small number of asset-backed and mortgage-backed securities using a discounted cash flow approach rather than the consensus price method described above. During the first quarter of 2010, the consensus price was corroborated within a reasonable range of fair value and, therefore, the fair values were not adjusted by the Company. The impact of this change was immaterial.

Auction Rate Securities

The Company’s auction rate securities for which recent auctions were unsuccessful are made up of student loan revenue bonds, municipal sewer and airport revenue bonds, and auction rate preferred stock. These securities were valued at $22.2 million at March 31, 2010, $22.0 million at December 31, 2009, and $24.7 million at March 31, 2009.

At March 31, 2010, the Company’s auction rate securities for which recent auctions were unsuccessful were valued using a discounted cash flow model based on the characteristics of the individual securities, which the Company believes yields the best estimate of fair value. The methodology used was consistent with that of the fourth quarter of 2009. The first step in the valuation included a credit analysis of the security which considered various factors including the credit quality of the issuer (and insurer if applicable), the instrument’s position within the capital structure of the issuing authority, and the composition of the authority’s assets including the effect of insurance and/or government guarantees. Next, the future cash flows of the instruments were projected based on certain assumptions significant to the valuation including (1) the auction rate market will remain illiquid and auctions will continue to fail causing the interest rate to be the maximum applicable rate and (2) the securities will not be redeemed. These assumptions resulted in discounted cash flow analysis being performed through the legal maturities of these securities, ranging from the year 2032 through 2040, or in the case of the auction rate preferred stock, through the mandatory redemption date of December 2021. The projected cash flows were then discounted using the applicable yield curve, such as AAA or AA US Muni Education Revenue curve for student loan auction rate securities, plus a 250 basis point liquidity premium added to the applicable discount rate of all but one auction rate security. For this instrument, developments in the fourth quarter of 2009 raised serious concern regarding the insurer’s ability to honor its contract. Given the distressed financial conditions of both the issuer as well as the insurer, the fair value of the municipal bond was primarily based on the expected recoveries that holders could realize from bankruptcy proceedings after a likely work out period of two years. Overall, the auction rate security portfolio balance decreased $2.5 million since March 31, 2009, largely due to credit losses related to this security as well as higher liquidity premiums and longer economic maturities compared to the Company’s assumptions regarding the auction rate market in the first quarter of 2009. The Company performed a discounted cash flow analysis on its auction rate securities using current coupon rates, a second quarter 2010 redemption date and a 50 basis point liquidity premium factored into the discount rate at March 31, 2009.

Derivatives

The Company employs a foreign currency risk management strategy that periodically utilizes derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates.  Fair values for the Company’s derivative financial instruments are based on pricing models or formulas using current market data. Variables used in the calculations include forward points and spot rates at the time of valuation. Because of the very short duration of the Company’s transactional hedges (three months or less) and minimal risk of nonperformance, the settlement price and exit price should approximate one another. At March 31, 2010 and 2009, all of the Company's forward exchange contracts were designated as Level 2 measurements in the fair value hierarchy. Refer to Note 12 to the Consolidated Condensed Financial Statements for more information regarding the Company’s derivatives.

Senior Notes

In May 2008, the Company issued $350 million of five-year fixed rate senior unsecured notes and $300 million of ten-year fixed rate senior unsecured notes.

At March 31, 2010, the fair values of the Company’s five-year and ten-year notes were estimated to be $368.8 million and $305.7 million, respectively, based on the prices the bonds have recently traded in the market as well as prices of debt with similar characteristics issued by other companies. The $674.5 million total fair value of the debt is not recorded on the Company’s Consolidated Condensed Statements of Financial Position and is therefore excluded from the 2010 fair value table above. The total carrying value of the senior notes, net of $1.0 million discount, was $649.0 million on the March 31, 2010 Consolidated Condensed Statements of Financial Position.

At March 31, 2009, the fair values of the Company's five-year and ten-year notes were estimated to be $316.6 million and $242.7 million, respectively, based on current rates available to the Company for debt with similar characteristics. The $559.3 million total fair value of the debt is not recorded on the Company's Consolidated Condensed Statements of Financial Position and is therefore excluded from the 2009 fair value table above.  The total carrying value of the senior notes, net of $1.2 million discount, was $648.8 million on the March 31, 2009 Consolidated Condensed Statements of Financial Position.

Other Financial Instruments

The fair value of cash and cash equivalents, trade receivables, trade payables and short-term debt (if any) approximates their carrying values due to the relatively short-term nature of the instruments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis Subsequent to Initial Recognition

Effective January 1, 2009, the Company began applying the FASB’s fair value accounting guidance to its nonrecurring, nonfinancial measurements. There were no material assets or liabilities measured at fair value on a nonrecurring basis subsequent to initial recognition during the first quarter of 2009 or 2010. However, there were other nonrecurring uses of fair value discussed in the following paragraphs.

Long-lived assets held for sale

Related to the April 2009 restructuring plan, the Company’s inkjet cartridge manufacturing facility in Juarez, Mexico qualified as held for sale in the first quarter of 2010. The asset is included in Property, plant and equipment, net on the Consolidated Condensed Statements of Financial Position at March 31, 2010 at the lower of its carrying amount or fair value less costs to sell in accordance with guidance on accounting for the impairment or disposal of long-lived assets. The carrying value of the building and land held for sale was approximately $3 million at March 31, 2010. It is estimated that the fair value of the site is in the range of $3 million to $4 million based on an average of the fair values calculated under the income approach and market approach. The income approach was based on a hypothetical leasing arrangement which considered regional rental market price per square foot and customary lease term assumptions. The market approach was based on adjusted prices for sales of realty considered comparable to the site. There were no fair value adjustments recorded in the first quarter of 2010 related to the site made available for sale.

Related to the 2008 restructuring plan, the Company’s inkjet supplies manufacturing facility in Chihuahua, Mexico qualified as held for sale in the first quarter of 2009. The asset is included in Property, plant and equipment, net on the Consolidated Condensed Statements of Financial Position at the lower of its carrying amount or fair value less costs to sell in accordance with guidance on accounting for the impairment or disposal of long-lived assets. The carrying value of the building and land available for sale was approximately $5 million at March 31, 2010. It is estimated that the fair value of the site is approximately $6 million based on the sale agreement signed by the

Company and a potential buyer in the fourth quarter of 2009. The Company has used the deposit method of accounting for the initial investment and continuing payments totaling $1.0 million received from the buyer and anticipates derecognizing the asset in the second quarter of 2010 based on the agreed upon payment schedule. There were no fair value adjustments recorded in 2010 or 2009 related to the site held for sale.

Related to the 2007 restructuring plan, the Company’s Orleans, France facility qualified as held for sale in the second quarter of 2009. The asset is included in Property, plant and equipment, net on the Consolidated Condensed Statements of Financial Position at the lower of its carrying amount or fair value less costs to sell in accordance with guidance on accounting for the impairment or disposal of long-lived assets. At the completion of the accelerated depreciation, the facility’s carrying value was approximately $7 million upon qualifying as held for sale. The fair value of the site is estimated to be in the range of $7 million to $8 million based on non-binding price quotes from a market participant and considering the highest and best use of the asset for sale. A letter of commitment was signed in the first quarter of 2010 obligating the potential buyer to 10% of the sale price, which is approximately $7 million. The Company believes it will complete the sale of the facility by end of year 2010 or possibly in the first quarter of 2011.

3. RESTRUCTURING AND RELATED CHARGES

October 2009 Restructuring Plan

General

As part of Lexmark’s ongoing plans to improve the efficiency and effectiveness of its operations, the Company announced restructuring actions (the “October 2009 Restructuring Plan”) on October 20, 2009.  The Company continues its focus on refining its selling and service organization, reducing its general and administrative expenses, consolidating its cartridge manufacturing capacity, and enhancing the efficiency of its supply chain infrastructure. The actions taken will reduce cost and expense across the organization, with a focus in manufacturing and supply chain, service delivery overhead, marketing and sales support, corporate overhead and development positions as well as reducing cost through consolidation of facilities in supply chain and cartridge manufacturing.  The Company expects these actions to be principally completed by the end of the first quarter of 2011.

The October 2009 Restructuring Plan is expected to impact about 825 positions worldwide and should result in total pre-tax charges of approximately $80.0 million.  Charges of $59.6 million were incurred in 2009, with approximately $20.4 million expected to be incurred in 2010 – 2011.  The company expects the total cash cost of this plan to be approximately $65.0 million.

The Company expects to incur total charges related to the October 2009 Restructuring Plan of approximately $58.0 million in the Printing Solutions and Services Division (“PSSD”), approximately $9.0 million in the Imaging Solutions Division (“ISD”) and approximately $13.0 million in All other.

Impact to 2010 Financial Results

For the three months ended March 31, 2010, the Company incurred charges for the October 2009 Restructuring Plan as follows:

2010
Accelerated depreciation charges	$1.0
Employee termination benefit charges	1.2
Contract termination and lease charges	2.8
Total restructuring-related charges	$5.0

Accelerated depreciation charges for the October 2009 Restructuring Plan and all of the other restructuring plans were determined in accordance with FASB guidance on accounting for the impairment or disposal of long-lived assets.  For the three months ended March 31, 2010, accelerated depreciation charges are included in Cost of Revenue on the Consolidated Condensed Statements of Earnings.

Employee termination benefit charges and contract termination and lease charges for the October 2009 Restructuring Plan and all of the other restructuring plans were recorded in accordance with FASB guidance on employers’ accounting for postemployment benefits and guidance on accounting for costs associated with exit or disposal activities, as appropriate.  For the three months ended March 31, 2010, employee termination benefit charges, which include severance, medical and other benefits, and contract termination and lease charges are included in Restructuring and related charges on the Consolidated Condensed Statements of Earnings.

For the three months ended March 31, 2010, the Company incurred restructuring-related charges of $3.0 million in PSSD, $1.8 million in ISD and $0.2 million in All other.

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits and contract termination and lease charges in connection with the October 2009 Restructuring Plan.  Of the total $44.4 million restructuring liability, $19.3 million is included in Accrued liabilities and $25.1 million is included in Other liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

	Employee Termination Benefits	Contract Termination & Lease Charges	Total
Balance at January 1, 2010	$49.9	$1.0	$50.9
Costs incurred	2.6	2.8	5.4
Payments & Other (1)	(10.1)	(0.5)	(10.6)
Reversals (2)	(1.3)	-	(1.3)
Balance at March 31, 2010	$41.1	$3.3	$44.4
(1) Other consists of changes in the liability balance due to foreign currency translations.
(2) Reversals due to changes in estimates for employee termination benefits.

April 2009 Restructuring Plan

General

As part of Lexmark’s ongoing plan to consolidate manufacturing capacity and reduce costs and expenses worldwide, the Company announced on April 21, 2009 the planned closure of its inkjet cartridge manufacturing facility in Juarez, Mexico by the end of the first quarter of 2010, as well as the continued restructuring of its worldwide workforce (the “April 2009 Restructuring Plan”).  The April 2009 Restructuring Plan is expected to impact about 360 positions worldwide, with approximately 270 coming from the closure of the facility in Juarez, Mexico.  The Company expects the April 2009 Restructuring Plan will result in pre-tax charges of approximately $45.1 million with cash costs estimated at $10.0 million.  The Company expects to incur total charges related to the April 2009 Restructuring Plan of approximately $3.1 million in PSSD, approximately $41.9 million in ISD and approximately $0.1 million in All other.  Including the $40.6 million of charges incurred in 2009, the Company has incurred $42.9 million of total charges for the April 2009 Restructuring Plan.  The Company expects the April 2009 Restructuring Plan to be substantially completed by the end of the second quarter of 2010.

Impact to 2010 and 2009 Financial Results

For the three months ended March 31, 2010 and 2009, the Company incurred charges for the April 2009 Restructuring Plan as follows:

	2010	2009
Accelerated depreciation charges	$2.1	$-
Employee termination benefit charges	0.2	1.6
Total restructuring-related charges	$2.3	$1.6

For the three months ended March 31, 2010 and 2009, accelerated depreciation charges are included in Cost of revenue, and employee termination benefit charges are included in Restructuring and related charges on the Consolidated Condensed Statements of Earnings.

For the three months ended March 31, 2010, the Company incurred restructuring-related charges of $0.2 million in PSSD and $2.1 million in ISD.  For the three months ended March 31, 2009, the Company incurred charges of $1.6 million in ISD.

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits in connection with the April 2009 Restructuring Plan. The liability is included in Accrued liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

Employee Termination Benefits
Balance at January 1, 2010	$1.3
Costs incurred	0.2
Payments & Other (1)	(1.3)
Balance at March 31, 2010	$0.2
(1) Other consists of changes in the liability balance due to foreign currency translations.

Summary of Other Restructuring Actions

General

In response to global economic weakening, to enhance the efficiency of the Company’s inkjet cartridge manufacturing operations and to reduce the Company’s business support cost and expense structure, the Company announced various restructuring actions (“Other Restructuring Actions”) from 2006 to January 2009. The Other Restructuring Actions included the closure of inkjet supplies manufacturing facilities in Mexico as well as impacting positions in the Company’s general and administrative functions, supply chain and sales support, marketing and sales management, and consolidation of the Company’s research and development programs. The Other Restructuring Actions were substantially completed by the end of 2009 and any remaining charges to be incurred from these actions are expected to be immaterial.

Impact to 2010 and 2009 Financial Results

For the three months ended March 31, 2010 and 2009, the Company incurred charges for the Company’s Other Restructuring Actions as follows:

	2010	2009
Accelerated depreciation charges	$-	$2.3
Employee termination benefit charges	(0.9)	0.9
Total restructuring-related charges	$(0.9)	$3.2

For the three months ended March 31, 2010 and 2009, accelerated depreciation charges are included in Cost of revenue, and employee termination benefit charges are included in Restructuring and related charges on the Consolidated Condensed Statements of Earnings.

For the three months ended March 31, 2010, the Company incurred restructuring-related reversals of $(0.6) million in PSSD and $(0.3) million in All other. For the three months ended March 31, 2009, the Company incurred restructuring-related charges of $0.4 million in PSSD, $0.1 million in ISD and $2.7 million in All other.

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits and contract termination and lease charges in connection with the Company’s Other Restructuring Actions.  Of the total $12.2 million restructuring liability, $11.5 million is included in Accrued liabilities and $0.7 million is included in Other liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

	Employee Termination Benefits	Contract Termination & Lease Charges	Total
Balance at January 1, 2010	$17.7	$2.4	$20.1
Payments & Other (1)	(5.9)	(1.1)	(7.0)
Reversals (2)	(0.9)	-	(0.9)
Balance at March 31, 2010	$10.9	$1.3	$12.2
(1) Other consists of changes in the liability balance due to foreign currency translations.
(2) Reversals due to changes in estimates for employee termination benefits.

4.           MARKETABLE SECURITIES

The Company evaluates its marketable securities in accordance with authoritative guidance on accounting for investments in debt and equity securities, and has determined that all of its investments in marketable securities should be classified as available-for-sale and reported at fair value, with unrealized gains and losses recorded in Accumulated other comprehensive loss.  At March 31, 2010, the Company’s marketable securities portfolio consisted of asset-backed and mortgage-backed securities, corporate debt securities, preferred and municipal debt securities, government and agency debt securities, and auction rate securities. The fair values of the Company’s available-for-sale marketable securities are based on quoted market prices or other observable market data, discount cash flow analyses, or in some cases, the Company’s amortized cost which approximates fair value.

As of March 31, 2010, the Company’s available-for-sale Marketable securities had gross unrealized gains and losses of $4.0 million and $3.6 million, respectively, and consisted of the following:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Auction rate securities - municipal debt	$20.1	$0.3	$(1.6)	$18.8
Corporate debt securities	463.2	2.1	(0.6)	464.7
Gov't and agency debt securities	303.0	0.4	(0.1)	303.3
Asset-backed and mortgage-backed securities	103.0	1.2	(0.7)	103.5
Total debt securities	889.3	4.0	(3.0)	890.3
Auction rate securities - preferred	4.0	-	(0.6)	3.4
Total security investments	893.3	4.0	(3.6)	893.7
Cash equivalents	(24.5)	-	-	(24.5)
Total marketable securities	$868.8	$4.0	$(3.6)	$869.2

At December 31, 2009, the Company’s available-for-sale Marketable securities had gross unrealized gains and losses of $3.5 million and $4.4 million, respectively, with an estimated fair value of $695.2 million.

Although contractual maturities of the Company’s investment in debt securities may be greater than one year, the majority of investments are classified as Current assets in the Consolidated Condensed Statements of Financial Position due to the Company’s expected holding period of less than one year.  As of March 31, 2010, and December 31, 2009, auction rate securities of $22.2 million and $22.0 million, respectively, are classified in noncurrent assets due to the fact that the securities have experienced unsuccessful auctions and that poor debt market conditions have reduced the likelihood that the securities will successfully auction within the next 12 months. The contractual maturities of the Company’s available-for-sale marketable securities, noted above, are shown below.  Expected maturities may differ from contractual maturities for certain securities that allow for call or prepayment provisions.

	March 31		December 31
	2010		2009
(in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in less than one year	$242.2	$242.7	$278.9	$279.4
Due in 1-5 years	590.1	591.5	382.6	383.6
Due after 5 years	61.0	59.5	70.4	68.0
Total available-for-sale marketable securities	$893.3	$893.7	$731.9	$731.0

For the three months ended March 31, 2010, proceeds from the sales and maturities of the Company’s available-for-sale marketable securities were $216.8 million and $63.2 million, respectively.  For the three months ended March 31, 2009, proceeds from the sales and maturities of the Company’s available-for-sale marketable securities were $33.3 million and $118.7 million, respectively.

For the three months ended March 31, 2010, the Company recognized $0.4 million in net gains on its marketable securities; of which $0.6 million is realized gains due to sales and maturities and is included in Other (income) expense, net on the Consolidated Condensed Statements of Earnings; and $0.2 million is recognized as OTTI due to credit related losses and is included in Net impairment losses on securities on the Consolidated Condensed Statements of Earnings. The Company uses the specific identification method when accounting for the costs of its available-for-sale marketable securities sold.

For the three months ended March 31, 2009, the Company recognized $0.4 million in losses on its marketable securities; of which $0.2 million is realized losses due to sales and maturities, and $0.2 million is recognized as other-than-temporary impairment. The $0.4 million loss is included in Other (income) expense, net on the Consolidated Condensed Statements of Earnings as the Company did not adopt the provisions of the amended FASB guidance on recognition and presentation of other-than-temporary impairments until April 1, 2009 as permitted by the guidance.

Impairment

On April 1, 2009, the Company adopted the amended FASB guidance on the recognition and presentation of OTTI, which requires that credit related other-than-temporary impairment on debt securities be recognized in earnings while noncredit related other-than-temporary impairment of debt securities not expected to be sold be recognized in other comprehensive income.

For the three months ended March 31, 2010, the following table provides a summary of the total other-than-temporary impairment losses incurred, the portion recognized in other comprehensive income for the noncredit portion of other-than-temporary impairment offset by additional credit losses realized on the noncredit portion of other-than-temporary impaired securities, and the net credit losses recognized in Net impairment losses on securities on the Consolidated Condensed Statements of Earnings:

Three Months Ended
(in millions)	March 31, 2010
Total other-than-temporary impairment losses on securities	$0.1
Portion of loss recognized in other comprehensive income (before tax)	0.1
Net impairment losses on securities	$0.2

The $0.2 million credit loss is made up of other-than-temporary impairment related to asset-backed and mortgage-backed securities.

The table below presents a cumulative rollforward of the credit losses for other-than-temporary impairments of debt securities not intended or required to be sold:

(in millions)
Beginning balance of amounts related to credit losses, January 1, 2010	$3.1
Credit losses on debt securities for which OTTI was not previously recognized	-
Additional credit losses on debt securities for which OTTI was previously recognized	0.2
Reductions for securities sold for which a credit loss was previously recognized	(0.1)
Ending balance of amounts related to credit losses, March 31, 2010	$3.2

The following table provides information at March 31, 2010, about the Company’s marketable securities with gross unrealized losses for which no other-than-temporary impairment has been incurred, and the length of time that individual securities have been in a continuous unrealized loss position.  The gross unrealized loss of $3.1 million, pre-tax, is recognized in accumulated other comprehensive income:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Loss	Value	Loss	Value	Loss
Auction rate securities	$-	$-	$20.5	$(2.2)	$20.5	$(2.2)
Corporate debt securities	202.6	(0.4)	-	-	202.6	(0.4)
Asset-backed and mortgage-backed securities	20.5	(0.1)	4.6	(0.3)	25.1	(0.4)
Government and Agency	149.5	(0.1)	-	-	149.5	(0.1)
Total	$372.6	$(0.6)	$25.1	$(2.5)	$397.7	$(3.1)

The table below provides information at March 31, 2010, about the Company’s marketable securities with gross unrealized losses for which other-than-temporary impairment has been incurred, and the length of time that individual securities have been in a continuous unrealized loss position.  The gross unrealized loss of $0.5 million, pre-tax, is recognized in accumulated other comprehensive income:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Loss	Value	Loss	Value	Loss
Corporate debt securities	$-	$-	$0.2	$(0.2)	$0.2	$(0.2)
Asset-backed and mortgage-backed securities	-	-	3.4	(0.3)	3.4	(0.3)
Total	$-	$-	$3.6	$(0.5)	$3.6	$(0.5)

Auction rate securities

The Company’s valuation process for its auction rate security portfolio begins with a credit analysis of each instrument. Under this method, the security is analyzed for factors impacting its future cash flows, such as the underlying collateral, credit ratings, credit insurance or other guarantees, and the level of seniority of the specific tranche of the security.   Future cash flows are projected incorporating certain security specific assumptions such as the ratings outlook, the assumption that the auction market will remain illiquid and that the security’s interest rate will continue to be set at the maximum applicable rate, and that the security will not be redeemed until its mandatory redemption date.  The methodology for determining the appropriate discount rate uses market-based yield indicators and the underlying collateral as a baseline for determining the appropriate yield curve, and then adjusting the resultant rate on the basis of the credit and structural analysis of the security.   The unrealized losses on the Company’s auction rate portfolio are a result of the illiquidity in this market sector and are not due to credit quality.  The Company has the intent to hold these securities until liquidity in the market or optional issuer redemption occurs, and it is not more likely than not that the Company will be required to sell these securities before anticipated recovery.  Additionally, if the Company requires capital, the Company has available liquidity through its accounts receivable program and revolving credit facility.

Corporate debt securities

Unrealized losses on the Company’s corporate debt securities are attributable to market illiquidity and current economic conditions and are not due to credit quality.  Because the Company does not intend to sell and will not be required to sell the securities before recovery of their net book values, which may be at maturity, the Company does not consider securities in its corporate debt portfolio to be other-than-temporarily impaired at March 31, 2010.

Asset-backed and mortgage-backed securities

Credit losses for the asset-backed and mortgage-backed securities are derived by examining the significant drivers that affect loan performance such as pre-payment speeds, default rates, and current loan status.  These drivers are used to apply specific assumptions to each security and are further divided in order to separate the underlying collateral into distinct groups based on loan performance characteristics.  For instance, more weight is placed on higher risk categories such as collateral that exhibits higher than normal default rates, those loans originated in high risk states where home appreciation has suffered the most severe correction, and those loans which exhibit longer delinquency rates.  Based on these characteristics, collateral-specific assumptions are applied to build a model to project future cash flows expected to be collected.  These cash flows are then discounted at the current yield used to accrete the beneficial interest, which approximates the effective interest rate implicit in the bond at the date of acquisition for those securities purchased at par.   The unrealized losses on the Company’s remaining asset-backed and mortgage-backed securities are due to continued market illiquidity in this sector and are not due to credit quality.  Because the Company does not intend to sell the securities before recovery of their net book values, the Company does not consider the remainder of its asset-backed and mortgage-backed debt portfolio to be other-than-temporarily impaired at March 31, 2010.

U.S. Treasury and Government Agency securities

The unrealized losses on the Company’s investments in U.S. Treasury and U.S. government agency securities are the result of interest rate effects. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their net book values, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2010.

5.           INVENTORIES

Inventories consist of the following:

	March 31 2010	December 31 2009
Work in process	$64.4	$67.9
Finished goods	270.7	289.4
Inventories	$335.1	$357.3

6.           AGGREGATE WARRANTY LIABILITY

Changes in the Company’s warranty liability for standard warranties and deferred revenue for extended warranties are presented in the tables below:

Warranty Liability:
	2010	2009
Balance at January 1	$46.6	$50.9
Accruals for warranties issued	19.1	22.7
Accruals related to pre-existing warranties (including changes in estimates)	2.5	(2.2)
Settlements made (in cash or in kind)	(19.7)	(23.8)
Balance at March 31	$48.5	$47.6

Deferred service revenue:
	2010	2009
Balance at January 1	$195.9	$203.7
Revenue deferred for new extended warranty contracts	21.3	17.4
Revenue recognized	(22.7)	(21.5)
Balance at March 31	$194.5	$199.6
Current portion	83.8	84.0
Non-current portion	110.7	115.6
Balance at March 31	$194.5	$199.6

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

7.           INCOME TAXES

The Provision for income taxes for the three months ended March 31, 2010 was $30.3 million or an effective tax rate of 24.1%, compared to $11.4 million or an effective tax rate of 16.2% for the three months ended March 31, 2009. The difference in these rates is principally due to a shift in the expected geographic distribution of earnings for 2010 (3.7 percentage point increase from quarter to quarter) and the expiration of the U.S. research and experimentation tax credit at the end of 2009 (3.5 percentage point increase from quarter to quarter).

8.           STOCKHOLDERS’ EQUITY

In May 2008, the Company received authorization from the Board of Directors to repurchase an additional $750 million of its Class A Common Stock for a total repurchase authority of $4.65 billion. As of March 31, 2010, there was approximately $491 million of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. The Company did not repurchase any shares of its Class A Common Stock during the first quarter of 2010. As of March 31, 2010, the Company had repurchased approximately 91.6 million shares of its Class A Common Stock for an aggregate cost of approximately $4.16 billion, since the inception of the program in April 1996. As of March 31, 2010, the Company had reissued approximately 0.5 million shares of previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million, 16.0 million and 16.0 million shares of treasury stock in 2005, 2006 and 2008, respectively, the net treasury shares outstanding at March 31, 2010, were 15.1 million.

9.           OTHER COMPREHENSIVE EARNINGS (LOSS)

Comprehensive earnings (loss), net of taxes, consist of the following:

	Three Months Ended March 31
	2010	2009
Net earnings	$95.3	$59.2
Other comprehensive earnings (loss):
Foreign currency translation adjustment	(0.7)	(13.7)
Pension or other postretirement benefits	(0.1)	2.1
Net unrealized gain on marketable securities – OTTI	0.7	-
Net unrealized gain on marketable securities	0.3	0.7
Comprehensive earnings	$95.5	$48.3

Accumulated other comprehensive (loss) earnings consist of the following:

	Foreign Currency Translation Adjustment	Pension or Other Postretirement Benefits	Net Unrealized (Loss) Gain on Marketable Securities - OTTI	Net Unrealized Gain on Marketable Securities	Accumulated Other Comprehensive (Loss) Earnings
Balance at December 31, 2009	$(6.0)	$(236.5)	$(0.6)	$0.5	$(242.6)
Change	(0.7)	(0.1)	0.7	0.3	0.2
Balance at March 31, 2010	$(6.7)	$(236.6)	$0.1	$0.8	$(242.4)

10.           EARNINGS PER SHARE (“EPS”)

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations:

	Three Months Ended March 31
	2010	2009
Numerator:
Net earnings	$95.3	$59.2
Denominator:
Weighted average shares used to compute basic EPS	78.4	78.1
Effect of dilutive securities -
Employee stock plans	0.7	0.3
Weighted average shares used to compute diluted EPS	79.1	78.4

Basic net EPS	$1.21	$0.76
Diluted net EPS	$1.20	$0.75

Restricted stock units and stock options totaling an additional 8.7 million and 9.8 million shares of Class A Common Stock for the three months ended March 31, 2010 and 2009, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

In addition to the 8.7 million antidilutive shares for the three months ended March 31, 2010, mentioned above, unvested restricted stock units with a performance condition that were granted in the first quarter of 2010 were also excluded from the computation of diluted earnings per share. According to FASB guidance on earnings per share, contingently issuable shares are excluded from the computation of diluted EPS if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. If the performance condition were to become satisfied based on actual financial results and the performance awards would have a dilutive impact on EPS, the performance awards included in the diluted EPS calculation would be in the range of 0.1 million to 0.4 million shares depending on the level of achievement.

11.           EMPLOYEE PENSION AND POSTRETIREMENT PLANS

The components of the net periodic benefit cost for both the pension and postretirement plans for the three months ended March 31, 2010 and 2009 were as follows:

Pension Benefits:	Three Months Ended March 31
	2010	2009
Service cost	$0.8	$0.7
Interest cost	10.3	10.9
Expected return on plan assets	(11.9)	(12.3)
Amortization of net loss	4.8	3.8
Net periodic benefit cost	$4.0	$3.1

The Company currently expects to contribute approximately $10 million to its pension and other postretirement plans in 2010. As of March 31, 2010, there have been $2.0 million in contributions made and $2.3 million in contributions received as reimbursement for prior year contributions, for a net negative contribution of $0.3 million received in the first quarter.

Other Postretirement Benefits:	Three Months Ended March 31
	2010	2009
Service cost	$0.3	$0.3
Interest cost	0.6	0.7
Amortization of prior service (benefit) cost	(0.9)	(1.0)
Amortization of net loss	0.1	0.1
Net periodic benefit cost	$0.1	$0.1

12.           DERIVATIVES

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

Lexmark uses fair value hedges to reduce the potentially adverse effects that market volatility may have on its operating results.  Fair value hedges are hedges of recognized assets or liabilities. Lexmark enters into forward exchange contracts to hedge accounts receivable, accounts payable and other monetary assets and liabilities. The forward contracts used in this program generally mature in three months or less, consistent with the underlying asset and liability. Foreign exchange forward contracts may be used as fair value hedges in situations where derivative instruments expose earnings to further changes in exchange rates. Although the Company has historically used interest rate swaps to convert fixed rate financing activities to variable rates, there were no interest rate swaps outstanding as of March 31, 2010.

Net outstanding notional amount of derivative activity as of March 31, 2010 was $95 million.  This activity was driven by fair value hedges of recognized assets and liabilities primarily denominated in the Euro, Australian Dollar and South African Rand.

Long (Short) Positions by Currency	March 31, 2010
EUR	$(106.3)
AUD	17.3
ZAR	15.7
Other Net	(21.7)
Total	$(95.0)

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

As of March 31, 2010 and December 31, 2009, the Company had the following net derivative assets (liabilities) recorded at fair value in Prepaid expenses and other current assets (Accrued liabilities) on the Consolidated Condensed Statements of Financial Position:

	Net Asset Position		Net (Liability) Position
Foreign Exchange Contracts	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
Gross liability position	$(0.2)	$(0.4)	$(0.6)	$(0.7)
Gross asset position	0.2	0.6	0.5	0.4
Net asset (liability) position	$-	$0.2	$(0.1)	$(0.3)

The Company had the following (gains) and losses related to derivative instruments qualifying and designated as hedging instruments in fair value hedges and related hedged items recorded in Cost of Revenue on the Consolidated Condensed Statements of Earnings:

	Three Months Ended March 31
Fair Value Hedging Relationships	2010	2009
Foreign Exchange Contracts	$2.1	$6.0
Underlying	(4.6)	(4.1)
Total	$(2.5)	$1.9

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

The following table includes information about the Company’s reportable segments:

	Three Months Ended March 31
	2010	2009
Revenue:
PSSD	$716.7	$598.7
ISD	326.2	345.4
Total revenue	$1,042.9	$944.1

Operating income (loss):
PSSD	$149.0	$93.2
ISD	43.7	52.4
All other	(59.4)	(71.0)
Total operating income (loss)	$133.3	$74.6

Operating income (loss) noted above for the three months ended March 31, 2010 includes restructuring and related charges (reversals) of $2.6 million in PSSD, $3.9 million in ISD and $(0.1) million in All other.

Operating income (loss) noted above for the three months ended March 31, 2009, includes restructuring and related charges of $0.4 million in PSSD, $1.7 million in ISD and $2.7 million in All other.

14.           CONTINGENCIES

The Company is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of intellectual property, commercial, employment, employee benefits and environmental matters that arise in the ordinary course of business.  In addition, various governmental authorities have from time to time initiated inquiries and investigations, some of which are ongoing, including concerns regarding the activities of participants in the markets for printers and supplies. The Company intends to continue to cooperate fully with those governmental authorities in these matters.

The Company establishes loss reserves for legal matters when it is probable a loss is likely to be incurred and the Company can reasonably estimate its potential exposure. As to legal matters that do not satisfy both parts of this standard (i.e., the loss is not both probable and estimable), the Company has not established reserves at this time.  Certain of the cases for which the Company has established reserves under this standard are mentioned in the discussion below.  The Company believes it has adequate reserves for any such matters.  The Company reviews these reserves at least quarterly and adjusts these reserves to reflect the impact of negotiations, rulings, advice of legal counsel, and other information and events pertaining to a particular case.  The Company also believes that it has valid defenses with respect to legal matters pending against it.  Litigation, however, is inherently unpredictable.  In the event that any one or more of these cases results in a substantial judgment against, or settlement by, the Company, the resulting liability could also have a material effect on the Company’s financial condition, cash flows, and results of operations.

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

In the David Abraham litigation, on February 8, 2010, David Abraham made an Offer of Judgment to allow judgment to be entered against him on all counts.  Lexmark accepted this offer on February 18, 2010.  Final judgment against Abraham has not yet been entered by the District Court.  In the Clarity litigation, the proceedings are in the discovery phase.

Sagem Communications v. Lexmark
Sagem Communications (formerly Sagem, S.A.) filed suit against the Company, in the Court of First Instance, Geneva, Switzerland on May 15, 2007.  The suit alleges the Company failed to timely develop a series of private label fax machines for Sagem.  Sagem’s suit seeks approximately $30 million dollars.  The Company has asserted a counterclaim alleging Sagem failed to pay the Company a sum of approximately $1 million dollars for tooling charges called for in the contract in the event that Sagem failed to meet certain minimum purchase commitments by December 31, 2005.  The Court has held a series of procedural hearings through which the parties presented documentary evidence supporting their claims and defenses.  Final briefs were submitted to the Court in March 2010.

Molina v. Lexmark
On August 31, 2005 former Company employee Ron Molina filed a class action lawsuit in the California Superior Court for Los Angeles under a California employment statute which in effect prohibits the forfeiture of vacation time accrued.  This statute has been used to invalidate California employers’ “use or lose” vacation policies.  The class is comprised of less than 200 current and former California employees of the Company.  The trial was bifurcated into a liability phase and a damages phase.  On May 1, 2009, the Judge brought the liability phase to a conclusion with a ruling that the Company’s vacation and personal choice day’s policies from 1991 to the present violated California law.  The trial on the damages phase was completed on January 15, 2010.  The Judge found that the Company is responsible for damages but ordered additional briefing on the amount of damages to be awarded.  The damage award may be as high as approximately $16.7 million dollars, the highest amount asserted by the class’ expert based on an assumption that none of the California employees ever used any of their accrued vacation or personal choice days.  The class is also seeking injunctive relief, costs and attorneys' fees.

Advanced Cartridge Technologies, LLC v. Lexmark
Advanced Cartridge Technologies, LLC filed suit against the Company on February 22, 2010 in the U.S. District Court for the Middle District of Florida.  The Complaint alleges that the Company has infringed three US patents related to toner cartridge technology, and further alleges that the Company has committed false patent marking by improperly marking patent numbers on certain Company toner cartridge products.  The Plaintiff is seeking unspecified damages and injunctive relief for the alleged patent infringement, and $500 per alleged false patent marking offense.  The Company has filed a motion responding to the complaint.

Copyright fees

Certain countries (primarily in Europe) and/or collecting societies representing copyright owners’ interests have taken action to impose fees on devices (such as scanners, printers and multifunction devices) alleging the copyright owners are entitled to compensation because these devices enable reproducing copyrighted content. Other countries are also considering imposing fees on certain devices. The amount of fees, if imposed, would depend on the number of products sold and the amounts of the fee on each product, which will vary by product and by country. The Company has accrued amounts that it believes are adequate to address the risks related to the copyright fee issues currently pending. The financial impact on the Company, which will depend in large part upon the outcome of local legislative processes, the Company’s and other industry participants’ outcome in contesting the fees and the Company’s ability to mitigate that impact by increasing prices, which ability will depend upon competitive market conditions, remains uncertain. As of March 31, 2010, the Company has accrued a total of approximately $64 million for pending copyright fee charges, including litigation proceedings, local legislative initiatives and/or negotiations with the parties involved.

As of March 31, 2010, approximately $54 million of the $64 million accrued for the pending copyright fee issues was related to single function printer devices sold in Germany prior to December 31, 2007.  The VerwertungsGesellschaft Wort ("VG Wort"), a collection society representing certain copyright holders, instituted legal proceedings against Hewlett-Packard Company ("HP") in July of 2004 relating to whether and to what extent copyright levies for photocopiers should be imposed in accordance with copyright laws implemented in Germany on single function printers.  The Company is not a party to this lawsuit, although the Company and VG Wort entered into an agreement in October 2002 pursuant to which both VG Wort and the Company agreed to be bound by the outcome of the VG Wort/HP litigation. On December 6, 2007, the Bundesgerichtshof (the “German Federal Supreme Court”) in the VG Wort litigation with HP issued a judgment that single function printer devices sold in Germany prior to December 31, 2007 are not subject to levies under the then existing law (German Federal Supreme Court, file reference I ZR 94/05).  VG Wort filed an appeal with the Bundesverfassungsgericht (the “German Federal Constitutional Court”) challenging the ruling that single function printers are not subject to levies.  The matter is still pending with the German Federal Constitutional Court.  On or about December 15, 2009, VG Wort instituted non-binding arbitration proceedings against the Company before the arbitration board of the Patent and Trademark Office in Munich relating to whether and to what extent copyright levies should be imposed on single function printers sold by the Company in Germany for the years 2006 and 2007.  The Company submitted its response on February 19, 2010 asserting that the claim for levies should be dismissed.

The Company believes the amounts accrued represent its best estimate of the copyright fee issues currently pending and these accruals are included in Accrued liabilities on the Consolidated Condensed Statements of Financial Position.

15.           RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”) which requires new disclosures and clarifies existing disclosures required under current fair value guidance. Under the new guidance, a reporting entity must disclose separately gross transfers in and gross transfers out of Levels 1, 2, and 3 and describe the reasons for the transfers. A reporting entity must also disclose and consistently follow its policy for determining when transfers between levels are recognized. The new guidance also requires separate presentation of purchases, sales, issuances, and settlements rather than net presentation in the Level 3 reconciliation. ASU 2010-06 also requires that the fair values of derivative assets and liabilities be presented on a gross basis except for the Level 3 reconciliation which may be presented on a net or a gross basis. The ASU also makes clear the appropriate level of disaggregation for fair value disclosures, which is generally by class of assets and liabilities, as well as clarifies the requirement to provide disclosures about valuation techniques and inputs for both recurring and nonrecurring fair value measurements that fall under Level 2 or Level 3. The new disclosure requirements were effective for the Company in the first quarter of 2010 with the exception of the requirement to separately disclose purchases, sales, issuances, and settlements which will be effective in the first quarter of 2011. The Company elected to provide all of the disclosures, including those not required until 2011, in the first quarter of 2010 as permitted under the guidance.

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

In October 2009, the FASB issued ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”). ASU 2009-14 contains amendments to the ASC that change the accounting model for revenue arrangements that include both tangible products and software elements. Specifically, the ASU modifies the scope of existing software revenue guidance such that tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are no longer in scope. The amendments also require that hardware components of a tangible product containing software components always be excluded from software revenue guidance. Furthermore, if the software contained on the tangible product is essential to the tangible product’s functionality, the software is excluded from software revenue guidance as well. This exclusion would include undelivered elements that relate to the software that is essential to the tangible product’s functionality. The ASU provides various factors to consider when determining whether the software and nonsoftware components function together to deliver the product’s essential functionality. These changes would remove the requirement to have VSOE of selling price of the undelivered elements sold with a software-enabled tangible product and could likely increase the ability to separately account for the sale of these products from the undelivered elements in an arrangement. ASU 2009-14 also provides guidance on how to allocate consideration when an arrangement includes deliverables that are within the scope of software revenue guidance (“software deliverables”) and deliverables that are not (“nonsoftware deliverables”). The consideration must be allocated to the software deliverables as a group and the nonsoftware deliverables based on the relative selling price method described in ASU 2009-13. The consideration allocated to the software deliverables group would be subject to further separation and allocation based on the software revenue guidance. Furthermore, if an undelivered element relates to both a deliverable within the scope of the software revenue guidance and deliverable not in scope of the software revenue guidance, the undelivered element must be bifurcated into a software deliverable and a nonsoftware deliverable. Multiple-element arrangements that include deliverables within the scope of software revenue guidance and deliverables not within the scope of software revenue guidance must provide the ongoing disclosures required in ASU 2009-13. An entity must adopt the amendments in ASU 2009-14 in the same period and using the same transition method that it uses to adopt the amendments included in ASU 2009-13.

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

In April 2010, the FASB issued ASU No. 2010-13, Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades (“ASU 2010-13”). ASU 2010-13 clarifies that employee share-based awards with an exercise price denominated in the currency of a market in which a substantial portion of the underlying equity trades would be eligible for equity classification even if the currency in which the underlying equity trades is different from the functional currency of the employer entity or payroll currency of the employee. The amendments will be effective for the Company in the first quarter of 2011 and must be applied by recording a cumulative-effect adjustment to opening balance retained earnings calculated for all awards outstanding. ASU 2010-13 confirms the Company’s current accounting practices and, therefore, has no impact to the financial statements.

The FASB also issued several accounting standards updates during 2010, not discussed above, that related to technical corrections of existing guidance or new guidance that is not meaningful to the Company’s current financial statements.

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

•
ISD predominantly sells inkjet products to a range of customers, including small office home office (“SOHO”) users, professionals and consumers who are heavy users, as well as business users who may choose inkjet products as a lower-priced alternative or supplement to laser products. ISD also sells select laser products in certain geographies to SOHO and business users that purchase products through retail channels. Additionally, over the past couple of years, the number of customers seeking productivity-related features has driven significant growth in all-in-one (“AIO”) products. Key factors promoting this trend are greater affordability of AIOs containing productivity features like wireless connectivity, full fax capabilities, automatic document feeders and duplex capabilities. Lexmark distributes its branded inkjet products and supplies through retail outlets as well as distributors and resellers worldwide. Lexmark’s sales and marketing activities are organized to meet the needs of the various geographies and the size of their markets.

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

Management believes that there have been no significant changes during 2010 to the items that were disclosed as critical accounting policies and estimates in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Lexmark has taken actions to improve its cost and expense structure including continuing to implement restructuring activities of its business to lower its cost and better allow it to fund these strategic initiatives.

Lexmark continues to maintain a strong financial position with a solid balance sheet, which positions it to prudently invest in the future of the business and successfully compete even during challenging times.

Business Factors

Strong customer demand for the Company’s hardware and supplies products in the first quarter of 2010 generated financial results that were significantly improved when compared to the same period from 2009. Additionally, significant improvements in the Company’s cost structure that have been delivered as a result of prior restructuring actions contributed to the Company’s improved profitability. Also, the Company’s cash flow from operations performance in the first quarter of 2010 substantially improved when compared to first quarter of 2009.

PSSD

During 2008 and 2009, Lexmark dramatically increased the breadth and strength of the Company’s laser printer-based devices, solutions and service offerings through new product and solutions introductions.

PSSD is primarily focused on capturing profitable supplies and service annuities generated from workgroup monochrome and color laser printers and laser MFPs. The key strategic initiatives of PSSD are:

•	Expand and strengthen the Company’s product line of workgroup, color laser and laser MFP devices;
•	Advance and strengthen the Company’s industry solutions and workflow capabilities to maintain and grow the Company’s penetration in selected industries;
•	Advance and grow the Company’s managed print services business;
•	Expand the Company’s rate of participation in opportunities.

ISD

The Company undertook a significant shift in ISD strategy that began in 2007 and has continued through the first quarter of 2010 that has aggressively shifted the Company’s ISD focus to geographic regions, product segments and customers that generate higher page usage. The strategy shift and related initiatives have yielded the following for the Company’s ISD segment since 2007:

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

Operating Results Summary

The following discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements and Notes thereto. The following table summarizes the results of the Company’s operations for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31
	2010		2009
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev
Revenue	$1,042.9	100.0%	$944.1	100.0%
Gross profit	384.8	36.9	333.4	35.3
Operating expense	251.5	24.1	258.8	27.4
Operating income	133.3	12.8	74.6	7.9
Net earnings	95.3	9.1	59.2	6.3

Current quarter

For the first quarter of 2010, total revenue was $1.04 billion or up 10% from 2009. Laser and inkjet supplies revenue increased 9% year-to-year (“YTY”) and laser and inkjet hardware revenue increased 18% YTY. In PSSD, revenue increased 20% YTY while revenue in ISD decreased 6% YTY.

Net earnings for the first quarter of 2010 increased 61% from the prior year primarily due to higher gross profit and operating income. Net earnings for the first quarter of 2010 included $14.7 million of pre-tax restructuring-related charges and project costs. Net earnings for the first quarter of 2009 included $12.8 million of pre-tax restructuring-related charges and project costs.

Revenue

For the first quarter of 2010, consolidated revenue increased 10% YTY. Laser and inkjet supplies revenue increased 9% YTY primarily due to increased end user demand and net changes in channel inventory. Laser and inkjet hardware revenue increased 18% YTY primarily driven by the increased volume of PSSD units, as well as improved product mix in ISD and the positive impact of net price and foreign currency exchange rates.

The following table provides a breakdown of the Company’s revenue by segment:

	Three Months Ended March 31
(Dollars in millions)	2010	2009	% Change
PSSD	$716.7	$598.7	20%
ISD	326.2	345.4	(6)
Total revenue	$1,042.9	$944.1	10%

PSSD

During the first quarter of 2010, revenue in PSSD increased $118 million or 20% compared to 2009 due to a 27% increase in hardware revenue as well as an increase in supplies revenue. The increased hardware revenue was primarily due to higher unit volumes and workgroup and color product mix, as well as the positive impact of net price and foreign currency exchange rates. PSSD laser hardware unit shipments increased 15% YTY due to strong customer demand. PSSD laser hardware average unit revenue (“AUR”), which reflects the changes in both pricing and mix, increased 12% YTY primarily due to a positive product shift in the percentage of workgroup and color devices, as well as a positive impact from foreign currency exchange rates.

ISD

During the first quarter of 2010, revenue in ISD decreased $19 million or 6% compared to 2009 primarily due to decreased supplies revenue, as well as a slight decrease in hardware revenue. Hardware revenue declined 2% YTY primarily due to lower unit shipments, partially offset by improved product mix toward higher priced hardware devices. Hardware unit shipments declined 23% YTY principally due to the ongoing transition to higher end, higher usage devices. ISD hardware AUR increased 28% YTY due to positive product mix toward higher-end devices, as well as positive currency impacts.

Revenue by geography:

The following table provides a breakdown of the Company’s revenue by geography:

	Three Months Ended March 31
(Dollars in millions)	2010	2009	% Change
United States	$426.6	$421.8	1%
EMEA (Europe, the Middle East & Africa)	404.7	351.2	15
Other International	211.6	171.1	24
Total revenue	$1,042.9	$944.1	10%

For the three months ended March 31, 2010, revenue increased in all geographies primarily due to increased customer demand, particularly in PSSD. In addition, for the three months ended March 31, 2010, currency exchange rates had a 5% YTY favorable impact on revenue. For the three months ended March 31, 2009, currency exchange rates had a 7% YTY unfavorable impact on revenue.

Gross Profit

The following table provides gross profit information:

	Three Months Ended March 31
(Dollars in millions)	2010	2009	Change
Gross profit dollars	$384.8	$333.4	15%
% of revenue	36.9%	35.3%	1.6 pts

For the three months ended March 31, 2010, consolidated gross profit and gross profit as a percentage of revenue increased YTY. The change in the gross profit margin YTY for the three months ended March 31, 2010 was primarily due to increased product margins, with higher margins in both hardware and supplies, partially offset by a negative mix of products.

Gross profit for the three months ended March 31, 2010 included $7.6 million of pre-tax restructuring-related charges and project costs. Gross profit for the three months ended March 31, 2009, included $4.9 million of restructuring-related charges and project costs. See “Restructuring and Related Charges and Project Costs” that follows for further discussion.

Operating Expense

The following table presents information regarding the Company’s operating expenses during the periods indicated:

	Three Months Ended March 31
	2010		2009
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev
Research and development	$89.5	8.6%	$97.4	10.3%
Selling, general & administrative	158.7	15.2	158.9	16.8
Restructuring and related charges (reversals)	3.3	0.3	2.5	0.3
Total operating expense	$251.5	24.1%	$258.8	27.4%

For the three months ended March 31, 2010, research and development decreased YTY due to the Company’s actions to consolidate development platforms to improve development efficiency.

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2010 were about flat YTY as benefits of the Company’s restructuring actions and other expense reduction measures were offset by foreign currency impacts. Additionally, SG&A expenses for the periods presented in the table above included project costs related to the Company’s restructuring activities.  See discussion below of restructuring and related charges and project costs included in the Company’s operating expenses for the periods presented in the table above.

For the three months ended March 31, 2010, the Company incurred $7.1 million of pre-tax restructuring and related charges and project costs due to the Company’s restructuring plans. Of the $7.1 million of pre-tax restructuring and related charges and project costs incurred for the three months ended March 31, 2010, $3.8 million is included in Selling, general and administrative while $3.3 million is included in Restructuring and related charges on the Company’s Consolidated Condensed Statements of Earnings.

For the three months ended March 31, 2009, the Company incurred $7.9 million of pre-tax restructuring and related charges and project costs due to the Company’s restructuring plans. Of the $7.9 million of pre-tax restructuring and related charges and project costs incurred for the three months ended March 31, 2009, $5.4 million is included in Selling, general and administrative while $2.5 million is included in Restructuring and related charges on the Company’s Consolidated Condensed Statements of Earnings.

See “Restructuring and Related Charges and Project Costs” that follows for further discussion.

Operating Income (Loss)

The following table provides operating income by segment:

	Three Months Ended March 31
(Dollars in millions)	2010	2009	Change
PSSD	$149.0	$93.2	60%
% of segment revenue	20.8%	15.6%	5.2	pts

ISD	43.7	52.4	(17)%
% of segment revenue	13.4%	15.2%	(1.8)	pts

All other	(59.4)	(71.0)	16%
Total operating income (loss)	$133.3	$74.6	79%
% of total revenue	12.8%	7.9%	4.9	pts

For the three months ended March 31, 2010, the increase in consolidated operating income was due to higher gross profit, particularly in PSSD, as well as lower operating expenses.

For the first quarter of 2010, PSSD operating income increased YTY principally due to increased supplies revenue and profit, as well as the positive impact of net price and foreign currencies on both hardware and supplies revenue. Additionally, operating income for PSSD benefited due to operating expense declines YTY.

For the first quarter of 2010, ISD operating income decreased YTY due to lower supplies revenue, partially offset by slightly lower operating expenses.

For the three months ended March 31, 2010, the Company incurred total pre-tax restructuring-related charges and project costs related to the Company’s restructuring plans of $7.2 million in PSSD, $5.1 million in ISD and $2.4 million in All other. See “Restructuring and Related Charges and Project Costs” that follows for further discussion.

For the three months ended March 31, 2009, the Company incurred total pre-tax restructuring-related charges and project costs related to the Company’s restructuring plans of $1.3 million in PSSD, $3.0 million in ISD and $8.5 million in All other. See “Restructuring and Related Charges and Project Costs” that follows for further discussion.

Interest and Other

The following table provides interest and other information:

	Three Months Ended March 31
(Dollars in millions)	2010	2009
Interest (income) expense, net	$6.6	$5.1
Other expense (income), net	0.9	(1.1)
Net impairment losses on securities	0.2	-
Total interest and other (income) expense, net	$7.7	$4.0

During the first quarter of 2010, total interest and other (income) expense, net, was an expense of $7.7 million compared to expense of $4.0 million in 2009. For the three months ended March 31, 2010, total interest and other (income) expense, net resulted in higher net expense YTY due to lower interest income from declining interest rates on the Company’s investments and higher other expenses due to various factors.

Provision for Income Taxes and Related Matters

The Provision for income taxes for the three months ended March 31, 2010 was an expense of $30.3 million or an effective tax rate of 24.1%, compared to an expense of $11.4 million or an effective tax rate of 16.2% for the three months ended March 31, 2009. The difference in these rates is principally due to a shift in the expected geographic distribution of earnings for 2010 (3.7 percentage point increase from quarter to quarter) and the expiration of the U.S. research and experimentation tax credit at the end of 2009 (3.5 percentage point increase from quarter to quarter).

Net Earnings and Earnings per Share

The following table summarizes net earnings and basic and diluted net earnings per share:

	Three Months Ended March 31
(Dollars in millions, except per share amounts)	2010	2009
Net earnings	$95.3	$59.2

Basic earnings per share	$1.21	$0.76
Diluted earnings per share	$1.20	$0.75

Net earnings for the three months ended March 31, 2010 increased 61% from the prior year primarily due to higher operating income, partially offset by a higher tax rate.

For the three months ended March 31, 2010, the increase YTY in basic and diluted earnings per share was primarily due to higher net earnings.

RESTRUCTURING AND RELATED CHARGES AND PROJECT COSTS

Summary of Restructuring Impacts

The Company’s 2010 financial results are impacted by its ongoing restructuring plans and related projects.  Project costs consist of additional charges related to the execution of the restructuring plans.  These project costs are incremental to the Company’s normal operating charges and are expensed as incurred, and include such items as compensation costs for overlap staffing, travel expenses, consulting costs and training costs.

For the three months ended March 31, 2010, the Company incurred charges, including project costs, of $14.7 million for the Company’s restructuring plans as follows:

	October 2009	April 2009	Other Actions
(in millions)	Restructuring- related Charges (Note 3)	Restructuring- related Charges (Note 3)	Restructuring- related Charges (Note 3)	Project Costs	Total
Accelerated depreciation charges/project costs	$1.0	$2.1	$-	$4.5	$7.6
Employee termination benefit charges/project costs	1.2	0.2	(0.9)	3.8	4.3
Contract termination and lease charges	2.8	-	-	-	2.8
Total restructuring-related charges/project costs	$5.0	$2.3	$(0.9)	$8.3	$14.7

The Company incurred $7.6 million of accelerated depreciation charges and project costs in Cost of revenue on the Consolidated Condensed Statements of Earnings.  Total employee termination benefits and contract termination and lease charges of $3.3 million are included in Restructuring and related charges while $3.8 million of related project costs are included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.

For the three months ended March 31, 2010, the Company incurred restructuring and related charges and project costs related to its restructuring plans of $7.2 million in PSSD, $5.1 million in ISD and $2.4 million in All other.

In the second quarter of 2010, the Company expects savings of approximately $57 million from the 2007, 2008 and 2009 restructuring actions. For the remainder of 2010, due to the April 2009 and October 2009 restructuring actions, the Company expects restructuring and related costs and expenses to be approximately $50 million, with $14 million expected to be incurred in the second quarter.

October 2009 Restructuring Plan

General

Refer to Note 3 of the Notes to Consolidated Condensed Financial Statements for a description of the Company’s October 2009 Restructuring Plan. The Company expects the October 2009 Restructuring Plan to be principally completed by the end of the first quarter of 2011.

The October 2009 Restructuring Plan is expected to impact about 825 positions worldwide and should result in total pre-tax charges, including project costs, of approximately $120 million with approximately $46 million of remaining charges expected to be incurred in 2010 – 2011.  The company expects the total cash cost of this plan to be approximately $105 million.

Lexmark expects the October 2009 Restructuring Plan to generate savings of approximately $70 million in 2010, and ongoing savings beginning in 2011 of approximately $110 million.  These ongoing savings should be split approximately 60% to operating expense and 40% to cost of goods sold.  Ongoing cash savings of approximately $105 million are expected beginning in 2011.

Impact to 2010 Financial Results

For the three months ended March 31, 2010, the Company incurred charges of $10.5 million for the October 2009 Restructuring Plan as follows:

	October 2009
(in millions)	Restructuring- related Charges (Note 3)	Project Costs	Total
Accelerated depreciation charges/project costs	$1.0	$2.9	$3.9
Employee termination benefit charges/project costs	1.2	2.6	3.8
Contract termination and lease charges	2.8	-	2.8
Total restructuring-related charges/project costs	$5.0	$5.5	$10.5

The Company incurred $3.9 million of accelerated depreciation charges and project costs in Cost of revenue on the Consolidated Condensed Statements of Earnings.  Employee termination benefit charges and contract termination and lease charges of $4.0 million are included in Restructuring and related charges, and $2.6 million of related project costs are included in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings.  Including the $63.5 million of charges incurred in 2009, the Company has incurred $74.0 million of total charges for the October 2009 Restructuring Plan.

For the three months ended March 31, 2010, the Company incurred restructuring and related charges and project costs related to the October 2009 Restructuring Plan of $6.9 million in PSSD, $2.3 million in ISD and $1.3 million in All other.

Refer to Note 3 of the Notes to Consolidated Condensed Financial Statements for a rollforward of the liability incurred for the October 2009 Restructuring Plan.

April 2009 Restructuring Plan

General

Refer to Note 3 of the Notes to Consolidated Condensed Financial Statements for a description of the Company’s April 2009 Restructuring Plan. The Company expects the April 2009 Restructuring Plan will result in total pre-tax charges of approximately $50 million with cash costs estimated at $10 million. The Company expects the April 2009 Restructuring Plan to be substantially completed by the end of the second quarter of 2010 and currently expects total 2010 savings of more than $20 million.

Impact to 2010 Financial Results

For the three months ended March 31, 2010, the Company incurred charges of $2.9 million for the April 2009 Restructuring Plan as follows:

	April 2009
(in millions)	Restructuring- related Charges (Note 3)	Project Costs	Total
Accelerated depreciation charges/project costs	$2.1	$0.6	$2.7
Employee termination benefit charges/project costs	0.2	-	0.2
Total restructuring-related charges/project costs	$2.3	$0.6	$2.9

The Company incurred $2.7 million of accelerated depreciation charges and project costs in Cost of revenue, and $0.2 million of employee termination benefit charges in Restructuring and related charges on the Consolidated Condensed Statements of Earnings.  Including the $44.3 million of charges incurred in 2009, the Company has incurred $47.2 million of total charges for the April 2009 Restructuring Plan.

For the three months ended March 31, 2010, the Company incurred restructuring and related charges and project costs related to the April 2009 Restructuring Plan of $0.2 million in PSSD and $2.7 million in ISD.

Impact to 2009 Financial Results

For the three months ended March 31, 2009, the Company incurred charges of $1.6 million for the April 2009 Restructuring Plan as follows:

	April 2009
(in millions)	Restructuring- related Charges (Note 3)	Project Costs	Total
Employee termination benefit charges/project costs	$1.6	$-	$1.6

Total employee termination benefit charges of $1.6 million were incurred in ISD, and are included in Restructuring and related charges on the Consolidated Condensed Statements of Earnings.

Refer to Note 3 of the Notes to Consolidated Condensed Financial Statements for a rollforward of the liability incurred for the April 2009 Restructuring Plan.

Other Restructuring Actions

General

Refer to Note 3 of the Notes to Consolidated Condensed Financial Statements for a description of the Company’s Other Restructuring Actions.

Impact to 2010 Financial Results

For the three months ended March 31, 2010, the Company incurred charges of $1.3 million for the Company’s Other Restructuring Actions as follows:

	Other Actions
(in millions)	Restructuring- related Charges (Note 3)	Project Costs	Total
Accelerated depreciation charges/project costs	$-	$1.0	$1.0
Employee termination benefit charges/project costs	(0.9)	1.2	0.3
Total restructuring-related charges/project costs	$(0.9)	$2.2	$1.3

The Company incurred $1.0 million of project costs related to accelerated depreciation charges in Cost of revenue on the Consolidated Condensed Statements of Earnings.  Employee termination benefit charges (reversals) of $(0.9) million are included in Restructuring and related charges, and $1.2 million of related project costs are included in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings.

For the three months ended March 31, 2010, the Company incurred restructuring and related charges and project costs related to the Company’s Other Restructuring Actions of $0.1 million in PSSD, $0.1 million in ISD and $1.1 million in All other.

Impact to 2009 Financial Results

For the three months ended March 31, 2009, the Company incurred charges of $11.2 million for the Company’s Other Restructuring Actions as follows:

	Other Actions
(in millions)	Restructuring- related Charges (Note 3)	Project Costs	Total
Accelerated depreciation charges/project costs	$2.3	$2.6	$4.9
Employee termination benefit charges/project costs	0.9	5.4	6.3
Total restructuring-related charges/project costs	$3.2	$8.0	$11.2

The Company incurred $4.9 million of accelerated depreciation charges and project costs in Cost of revenue on the Consolidated Condensed Statements of Earnings.  Employee termination benefit charges of $0.9 million are included in Restructuring and related charges, and $5.4 million of related project costs are included in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings.

For the three months ended March 31, 2009, the Company incurred restructuring and related charges and project costs related to the Company’s Other Restructuring Actions of $1.3 million in PSSD, $1.4 million in ISD and $8.5 million in All other.

Refer to Note 3 of the Notes to Consolidated Condensed Financial Statements for a rollforward of the liability incurred for the Company’s Other Restructuring Actions.

FINANCIAL CONDITION

Lexmark’s financial position remained strong at March 31, 2010, with working capital of $1.044 billion compared to $948.9 million at December 31, 2009. The $95 million increase in working capital accounts was primarily due to the $86 million net increase in current Marketable securities and Cash and cash equivalents as discussed below.

The following table summarizes the results of the Company’s Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31
(Dollars in millions)	2010	2009
Net cash flow provided by (used for):
Operating activities	$145.9	$(86.1)
Investing activities	(222.2)	(49.9)
Financing activities	(10.2)	5.1
Effect of exchange rate changes on cash	(1.2)	(1.8)
Net change in cash and cash equivalents	$(87.7)	$(132.7)

The Company’s primary source of liquidity has been cash generated by operations, which generally has been sufficient to allow the Company to fund its working capital needs and finance its capital expenditures. Management believes that cash provided by operations will continue to be sufficient to meet operating and capital needs for the next twelve months. However, in the event that cash from operations is not sufficient, the Company has a substantial cash and short term marketable securities balance and other potential sources of liquidity through utilization of its accounts receivable financing program, revolving credit facility or other financing sources. As of March 31, 2010, the Company held $1.219 billion in cash, cash equivalents and current marketable securities.

At March 31, 2010 and December 31, 2009, the Company had senior note debt of $649.0 million and $648.9 million, respectively. A discussion of the Company’s senior note debt, accounts receivable financing program and revolving credit facility is included in the Financing activities section to follow.

Operating activities

Economic conditions impacted the Company’s profitability and cash flow in 2009. First quarter 2009 cash flow was negative reflecting negative working capital performance and global pension contributions. However, first quarter 2010 earnings and cash flow showed significant recovery from weak levels in early 2009. The $232.0 million increase in cash flow from operating activities for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 was driven by the following factors.

Net earnings increased $36.1 million for the first quarter of 2010 as compared to the first quarter of 2009. Pre-tax restructuring-related charges and project costs increased $1.9 million for the first quarter of 2010 compared to that of 2009, thus having a minimal impact to the comparison of Net earnings.

The decrease in Accrued liabilities and Other assets and liabilities, collectively, was $111.1 million less in the first three months of 2010 compared to that of 2009. The largest single factor behind the favorable YTY change was $78.6 million of pension payments made in the first quarter of 2009 that resulted from the steep decline in the fair value of pension plan assets in 2008. Pension funding in the first quarter of 2010 was minimal, though the Company anticipates funding obligations of approximately $10 million in 2010. Looking forward, the Company is currently assuming pension and postretirement funding requirements for 2011 and 2012 of $30 million to $35 million per year based on factors that were present as of December 31, 2009. Actual future pension and postretirement funding requirements beyond 2010 will be impacted by various factors, including actual pension asset returns and interest rates used for discounting future liabilities.

Changes in Accounts payable balances contributed $89.7 million to the increase in cash flow from operating activities for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. Accounts payable decreased $84.1 million during the first three months of 2009 and increased $5.6 million during the first three months of 2010. Accounts payable balances generally trend lower in the first quarter than the previous fourth quarter due to the Company’s business cycle. The fluctuation between the activity in the first quarter of 2009 and that of 2010 is primarily driven by greater demand in 2010 coupled with a longer payment cycle. The company implemented more favorable payment terms in the second half of 2009. Furthermore, the year-end Accounts payable balance was considerably higher at December 31, 2008 compared to December 31, 2009 and is a significant factor in the Company’s 2009 and 2010 cash flows, respectively.

The reduction in Inventories balances was $13.5 million more in the first three months of 2010 compared to that of 2009, $10.6 million for ISD inventories and $2.9 million for PSSD inventories. Inventories decreased $22.2 million during the first three months of 2010 and $8.7 million during the first three months of 2009. The larger decrease in 2010 was driven by stronger sales and quicker moving inventories, the result of improved economic conditions as well as the Company’s increased focus on inventory management.

Changes in Trade receivables balances for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 reduced the positive impact of the factors above by $29.9 million. Trade receivables increased $15.9 million during the first quarter of 2010 and decreased $14.0 million during the first quarter of 2009, a fluctuation largely due to stronger sales in the first quarter of 2010. The timing of sales within the quarter was also a contributing factor as a greater portion of the first quarter 2010 sales occurred in the later part of the quarter when compared to that of the first quarter of 2009. Delinquencies, as a percentage of open accounts, improved during the three months ended March 31, 2010 compared to that of March 31, 2009 to partially offset the effect of credit sales above.

	Mar-10	Dec-09	Mar-09	Dec-08
Days of sales outstanding	38	36	40	36
Days of inventory	46	47	63	51
Days of payables	71	67	70	65
Cash conversion days	13	16	33	22

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

Other Notable Operating Activities

As of March 31, 2010, the Company has accrued approximately $64.3 million for pending copyright fee issues, including litigation proceedings, local legislative initiatives and/or negotiations with the parties involved. These accruals are included in Accrued liabilities on the Consolidated Condensed Statements of Financial Position. Refer to Part I, Item 1, Note 14 of the Notes to Consolidated Condensed Financial Statements for additional information. The payment(s) of these fees could have a material impact on the Company’s future operating cash flows.

Investing activities

The increase in net cash flows used for investing activities for the first quarter of 2010 compared to the first quarter of 2009 was driven by the $203.3 million net increase in marketable securities investments offset partially by $24.6 million decrease in capital spending. The Company’s marketable securities and capital spending activities are discussed below.

Marketable securities

The Company increased its marketable securities investments by $173.1 million in the first quarter of 2010. The Company decreased its marketable securities investments by $30.2 million in the first quarter of 2009. The increase in marketable securities spending in 2010 was driven by strong cash flows provided by operations as well as lower capital spending in 2010. Additionally, the Company made pension contributions from available cash during the first quarter of 2009 that did not allow the Company to invest these funds in marketable securities during the period.

The Company’s investments in marketable securities are classified and accounted for as available-for-sale and reported at fair value. At March 31, 2010 and December 31, 2009, the Company’s marketable securities portfolio consisted of asset-backed and mortgage-backed securities, corporate debt securities, preferred and municipal debt securities, U.S. government and agency debt securities, international government, commercial paper and certificates of deposit. The Company’s auction rate securities, valued at $22.2 million and $22.0 at March 31, 2010 and December 31, 2009, respectively, are reported in the noncurrent assets section of the Company’s Consolidated Condensed Statements of Financial Position.

The Company assesses its marketable securities for other-than-temporary declines in value in accordance with the model provided under the FASB’s amended guidance, which was adopted in the second quarter of 2009. There were no major developments in the first quarter of 2010 or the first quarter of 2009 with respect to OTTI of the Company’s marketable securities. Specifically regarding the Company’s auction rate securities, the most illiquid securities in the portfolio, Lexmark has previously recognized OTTI on only one security due to credit events involving the issuer and the insurer. Because of the Company’s liquidity position, it is not more likely than not that the Company will be required to sell the auction rate securities until liquidity in the market or optional issuer redemption occurs. The Company could also hold the securities to maturity if it chooses. Additionally, if Lexmark required capital, the Company has available liquidity through its accounts receivable program and revolving credit facility. Given these circumstances, the Company would only have to recognize OTTI on its auction rate securities if the present value of the expected cash flows is less than the amortized cost of the individual security.

The Company generally employs a market approach in valuing its marketable securities, using quoted market prices or other observable market data when available. In certain instances, when observable market data is lacking, fair values are determined using valuations techniques consistent with the income approach whereby future cash flows are converted to a single discounted amount. The Company uses multiple third parties to report the fair values of the securities in which Lexmark is invested, though the responsibility of valuation remains with the Company’s management. Most of the securities’ fair values are based upon a consensus price method, whereby prices from a variety of industry data providers are input into a distribution-curve based algorithm to determine the most appropriate fair value. In the first quarter of 2010, the Company acquired access to additional sources of pricing, trading, and other market data in order to enhance its process of corroborating fair values and testing default level assumptions. The Company assesses the quantity of pricing sources available, variability in the prices provided, trading activity, and other relevant data in performing this process.

Level 3 measurements were roughly 5% of the Company’s total available-for-sale marketable securities portfolio at March 31, 2010 compared to 4% at December 31, 2009 and March 31, 2009. The increase is largely due to the Company’s enhanced process of testing fair value level assumptions described above.

Refer to Part I, Item 1, Note 2 of the Notes to Consolidated Condensed Financial Statements for additional information regarding fair value measurements and Level 3 activity. Refer to Part I, Item 1, Note 4 of the Notes to Consolidated Condensed Financial Statements for additional information regarding marketable securities.

Capital expenditures

For the three months ended March 31, 2010 and 2009, the Company spent $42.9 million and $67.5 million, respectively, on capital expenditures. The capital expenditures for 2010 principally related to infrastructure support (including internal-use software expenditures) new product development and capacity expansion. The Company expects capital expenditures to be approximately $185 million for full year 2010, a lower need than full year 2009 capital expenditures of $242 million. Capital expenditures for 2010 will be attributable mostly to infrastructure support and new product development and are expected to be funded through cash from operations; however, if necessary, the Company may use existing cash, cash equivalents, and proceeds from sales of marketable securities or additional sources of liquidity as discussed below.

Financing activities

Cash flows used for financing activities were $10.2 million for the first quarter of 2010, primarily due to decrease in bank overdrafts of $10.3 million. Cash flows provided by financing activities were $5.1 million for the first quarter of 2009, largely due to the $5.6 million increase in short-term debt of the Company’s subsidiary in Brazil during the period. Additional information regarding the Company’s financing activities is included below.

Share repurchases

The Company did not repurchase shares of its Class A Common Stock during the first quarter of 2010 or the first quarter of 2009. As of March 31, 2010, there was approximately $491 million of remaining share repurchase authority from the Board of Directors. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. Refer to Part I, Item 1, Note 8 of the Notes to Consolidated Condensed Financial Statements for additional information regarding share repurchases.

Senior note debt

In May 2008, the Company completed a public debt offering of $650 million aggregate principal amount of fixed rate senior unsecured notes. The notes are split into two tranches of five- and ten-year notes respectively. The five-year notes with an aggregate principal amount of $350 million and 5.9% coupon were priced at 99.83% to have an effective yield to maturity of 5.939% and will mature June 1, 2013 (referred to as the “2013 senior notes”). The ten-year notes with an aggregate principal amount of $300 million and 6.65% coupon were priced at 99.73% to have an effective yield to maturity of 6.687% and will mature June 1, 2018 (referred to as the “2018 senior notes”). At

March 31, 2010, the outstanding balance was $649.0 million (net of unamortized discount of $1.0 million). At December 31, 2009, the outstanding balance was $648.9 million (net of unamortized discount of $1.1 million).

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

Trade receivables facility

In the U.S., the Company transfers a majority of its receivables to its wholly-owned subsidiary, Lexmark Receivables Corporation (“LRC”), which then may transfer the receivables on a limited recourse basis to an unrelated third party. The financial results of LRC are included in the Company’s consolidated financial results since it is a wholly owned subsidiary. LRC is a separate legal entity with its own separate creditors who, in a liquidation of LRC, would be entitled to be satisfied out of LRC’s assets prior to any value in LRC becoming available for equity claims of the Company. The Company accounts for transfers of receivables from LRC to the unrelated third party as a secured borrowing with the pledge of its receivables as collateral since LRC has the ability to repurchase the receivables interests at a determinable price.

In October 2008, commitments to the facility were renewed by one of the two banks, resulting in a decrease in the maximum capital availability from $200 million to $100 million. In October 2009, the term of facility was extended to October 1, 2010. There were no secured borrowings outstanding under the trade receivables facility at March 31, 2010 or December 31, 2009.

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

The New Facility contains usual and customary default provisions, leverage and interest coverage restrictions and certain restrictions on, among other things, the Company’s indebtedness, disposition of assets, liens and mergers and acquisitions. The minimum interest coverage ratio and maximum leverage ratio financial covenants are substantially the same as those that existed under the prior facility. The ratios are calculated in accordance with the New Facility and may not be comparable to similarly titled measures used by other registrants. The Company is not aware at this time of a likely breach or any known trends that would affect future compliance. Based on the latest assessment, the Company was comfortably in compliance with respect to these financial covenant ratios.

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

As of March 31, 2010 and December 31, 2009, there were no amounts outstanding under the credit facilities.

Additional information related to the New Facility can be found in the Form 8-K and Form 8-K/A reports that were filed with the SEC by the Company in August 2009.

Credit ratings

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 15 to the Consolidated Condensed Financial Statements in Item 1 for a description of recent accounting pronouncements which is incorporated herein by reference. There are no known material changes and trends nor any recognized future impact of new accounting guidance beyond the disclosures provided in Note 15.

Item 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s financial instruments and positions represents the potential loss arising from adverse changes in interest rates and foreign currency exchange rates.

Interest Rates

At March 31, 2010, the fair value of the Company’s senior notes was estimated at $674.5 million using quoted market prices obtained from an independent broker. The fair value of the senior notes exceeded the carrying value as recorded in the Consolidated Condensed Statements of Financial Position at March 31, 2010 by approximately $25.5 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $16.1 million at March 31, 2010.

See the section titled “FINANCIAL CONDITION - Investing activities:” in Item 2 of this report for a discussion of the Company’s auction rate securities portfolio which is incorporated herein by reference.

Foreign Currency Exchange Rates

The Company has employed, from time to time, a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the Company’s functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the Company is exposed include the Euro, the Canadian dollar, the British pound, the Philippine peso, the Mexican peso, as well as other currencies. Exposures may be hedged with foreign currency forward contracts, put options, and call options generally with maturity dates of twelve months or less. The potential gain in fair value at March 31, 2010 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $9.4 million. This gain would be mitigated by corresponding losses on the underlying exposures.

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

Changes in Internal Control over Financial Reporting

As discussed in the Company’s Annual Report on Form 10-K, the Company is in the process of implementing a new global enterprise resource planning (ERP) system.  That process began with regional implementation in EMEA during the fourth quarter of 2009 and continued during the quarter ended March 31, 2010. The Company also continues to centralize certain accounting and finance functions in EMEA to shared service centers. As a result of these actions, there continue to be changes to EMEA processes and procedures that impact internal controls over financial reporting. While management believes the changed controls along with additional compensating controls relating to financial reporting for affected processes are adequate and effective, management is continuing to evaluate and monitor the changes in controls and procedures as processes in each of these areas evolve. Except for the changes noted above, there has been no change in the Company’s internal control over financial reporting that has occurred during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.              LEGAL PROCEEDINGS

The information required by this item is set forth in Note 14 of the “Notes to Consolidated Condensed Financial Statements” contained in Part 1, Item 1 of this report, and is incorporated herein by reference.  Other than the material developments reported in Note 14, there have been no material developments to the legal proceedings previously disclosed in Part II, Item 8, Note 17 of the Company's 2009 Annual Report on Form 10-K.

Item 1A.         RISK FACTORS

There have been no material changes in the Company’s risk factors that have been previously disclosed in Part I, Item 1A of the Company’s 2009 Annual Report on Form 10-K.

Item 6.              EXHIBITS

A list of exhibits is set forth in the Exhibit Index found on page 46 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, both on behalf of the registrant and in his capacity as principal accounting officer of the registrant.

Lexmark International, Inc.
(Registrant)

May 7, 2010

/s/ John W. Gamble, Jr.
John W. Gamble, Jr.
Executive V.P. and Chief Financial Officer

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