Form 10-Q
period 2010-06-30
LEXMARK INTERNATIONAL INC /KY/
filed 2010-08-06
CIK 1001288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2010

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

The registrant had 78,523,635 shares outstanding (excluding shares held in treasury) of Class A Common Stock, par value $0.01 per share, as of the close of business on July 30, 2010.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

		Page of Form 10-Q
	PART I – FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS
	Consolidated Condensed Statements of Earnings
	Three and Six Months Ended June 30, 2010 and 2009	2
	Consolidated Condensed Statements of Financial Position
	As of June 30, 2010 and December 31, 2009	3
	Consolidated Condensed Statements of Cash Flows
	Six Months Ended June 30, 2010 and 2009	4
	Notes to Consolidated Condensed Financial Statements	5
Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	36
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	57
Item 4.	CONTROLS AND PROCEDURES	57

	PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	58
Item 1A.	RISK FACTORS	58
Item 6.	EXHIBITS	58

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

PART I – FINANCIAL INFORMATION

Item 1.              FINANCIAL STATEMENTS

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009

Revenue	$1,033.0	$904.6	$2,075.9	$1,848.7
Cost of revenue	653.0	623.8	1,311.1	1,234.5
Gross profit	380.0	280.8	764.8	614.2

Research and development	91.5	92.9	180.9	190.3
Selling, general and administrative	168.3	155.1	327.2	313.9
Restructuring and related charges	1.3	5.1	4.5	7.7
Operating expense	261.1	253.1	512.6	511.9
Operating income	118.9	27.7	252.2	102.3

Interest (income) expense, net	5.7	5.0	12.3	10.2
Other (income) expense, net	0.3	1.1	1.3	(0.1)
Net impairment losses on securities	-	0.8	0.2	0.8
Earnings before income taxes	112.9	20.8	238.4	91.4

Provision for income taxes	27.8	3.8	58.0	15.2
Net earnings	$85.1	$17.0	$180.4	$76.2

Net earnings per share:
Basic	$1.08	$0.22	$2.30	$0.97
Diluted	$1.07	$0.22	$2.28	$0.97

Shares used in per share calculation:
Basic	78.6	78.2	78.5	78.2
Diluted	79.4	78.4	79.2	78.4

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
(In Millions, Except Par Value)
(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$ 189.4	$ 459.3
Marketable securities	817.4	673.2
Trade receivables, net of allowances of $28.5 in 2010 and $33.7 in 2009	476.6	424.9
Inventories	339.0	357.3
Prepaid expenses and other current assets	246.6	226.0
Total current assets	2,069.0	2,140.7

Property, plant and equipment, net	899.4	914.9
Marketable securities	22.0	22.0
Goodwill	177.7	23.7
Intangibles, net	167.1	19.8
Other assets	155.8	233.1
Total assets	$ 3,491.0	$ 3,354.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 539.6	$ 510.1
Accrued liabilities	657.7	681.7
Total current liabilities	1,197.3	1,191.8

Long-term debt	649.0	648.9
Other liabilities	465.4	499.9
Total liabilities	2,311.7	2,340.6

Contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1.6 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value:
Class A, 900.0 shares authorized; 78.5 and 78.1 outstanding in 2010 and 2009, respectively	0.9	0.9
Class B, 10.0 shares authorized; no shares issued and outstanding	-	-
Capital in excess of par	825.4	820.0
Retained earnings	1,020.2	839.8
Treasury stock, net; at cost; 15.1 shares in 2010 and 2009	(404.5)	(404.5)
Accumulated other comprehensive loss	(262.7)	(242.6)
Total stockholders' equity	1,179.3	1,013.6
Total liabilities and stockholders' equity	$ 3,491.0	$ 3,354.2

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Six Months Ended June 30
	2010	2009
Cash flows from operating activities:
Net earnings	$ 180.4	$ 76.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	92.8	106.2
Deferred taxes	7.6	(1.6)
Stock-based compensation expense	7.2	9.7
Tax shortfall from employee stock plans	(2.1)	(4.9)
Gain on sale of facilities	(0.5)	-
Other	2.9	0.2
Change in assets and liabilities:
Trade receivables	(25.5)	12.0
Inventories	18.3	63.7
Accounts payable	27.0	(139.6)
Accrued liabilities	(18.5)	(73.7)
Other assets and liabilities	(52.7)	(49.9)
Net cash flows provided by (used for) operating activities	236.9	(1.7)

Cash flows from investing activities:
Purchases of property, plant and equipment	(79.8)	(146.7)
Purchases of marketable securities	(666.8)	(324.2)
Proceeds from sales/maturities of marketable securities	523.3	353.3
Purchases of companies net of cash acquired	(273.5)	(10.7)
Proceeds from sales of facilities	5.6	-
Other	0.6	(1.9)
Net cash flows used for investing activities	(490.6)	(130.2)

Cash flows from financing activities:
Decrease in short term debt	-	(6.6)
Repayment of long term debt	(3.1)	-
Proceeds from employee stock plans	0.1	-
Tax windfall from employee stock plans	0.1	-
Other	(9.2)	0.6
Net cash flows (used for) provided by financing activities	(12.1)	(6.0)
Effect of exchange rate changes on cash	(4.1)	0.4
Net change in cash and cash equivalents	(269.9)	(137.5)
Cash and cash equivalents - beginning of period	459.3	279.2
Cash and cash equivalents - end of period	$ 189.4	$ 141.7

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

See Note 17 for information regarding recently issued fair value disclosure guidance by the Financial Accounting Standards Board (“FASB”) that has been incorporated into the Notes to the Consolidated Condensed Financial Statements.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Based on
		Quoted prices in	Other observable	Unobservable
	Fair value at	active markets	inputs	inputs
	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Government & agency debt securities	$ 252.8	$ 182.0	$ 70.8	$ -
Corporate debt securities	467.8	-	458.4	9.4
Asset-backed and mortgage-backed securities	96.7	-	90.1	6.6
Auction rate securities - municipal debt	0.1	-	-	0.1
Total Available-for-sale marketable securities - ST	817.4	182.0	619.3	16.1

Auction rate securities - municipal debt	18.7	-	-	18.7
Auction rate securities - preferred	3.3	-	-	3.3
Available-for-sale marketable securities - LT	22.0	-	-	22.0
Total	$ 839.4	$ 182.0	$ 619.3	$ 38.1

Liabilities measured at fair value on a recurring basis:
Foreign currency derivatives (1)	$ 1.4	$ -	$ 1.4	$ -
Total	$ 1.4	$ -	$ 1.4	$ -

(1) Foreign currency derivative liabilities are included in Accrued liabilities on the Consolidated Condensed Statements of Financial Position. Refer to Note 14 for disclosure of derivative assets and liabilities on a gross basis.

Excluded from the 2010 fair value table above were financial instruments included in Cash and cash equivalents on the Consolidated Condensed Statements of Financial Position. The Company’s policy is to consider all highly liquid investments with an original maturity of three months or less at the Company’s date of purchase to be cash equivalents. Investments considered cash equivalents included approximately $61.7 million of money market funds, $14.8 million of agency discount notes and $0.2 million of corporate debt at June 30, 2010. The amortized cost of these investments closely approximates fair value in accordance with the Company’s policy regarding cash equivalents. Fair value of these instruments is readily determinable using the methods described below for marketable securities or, in the case of money market funds, based on the fair value per share (unit) determined and published as the basis for current transactions.

For purposes of comparison, the following information relates to the second quarter of 2009.

		Based on
		Quoted prices in	Other observable	Unobservable
	Fair value at	active markets	inputs	inputs
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Government & agency debt securities	$ 453.9	$ 450.0	$ 3.9	$ -
Corporate debt securities	146.8	-	146.0	0.8
Asset-backed and mortgage-backed securities	67.7	-	67.3	0.4
Auction rate securities - municipal debt	0.1	-	-	0.1
Total Available-for-sale marketable securities - ST	668.5	450.0	217.2	1.3

Foreign currency derivatives (1)	0.1	-	0.1	-

Auction rate securities - municipal debt	17.2	-	-	17.2
Auction rate securities - preferred	3.1	-	-	3.1
Available-for-sale marketable securities - LT	20.3	-	-	20.3
Total	$ 688.9	$ 450.0	$ 217.3	$ 21.6

Liabilities measured at fair value on a recurring basis:
Foreign currency derivatives (2)	$ 1.4	$ -	$ 1.4	$ -
Total	$ 1.4	$ -	$ 1.4	$ -

1) Foreign currency derivative assets are included in Prepaid expenses and other current assets on the Consolidated Condensed Statements of Financial Position.

2) Foreign currency derivative liabilities are included in Accrued liabilities on the Consolidated Condensed Statements of Financial Position.

Excluded from the 2009 fair value table above were financial instruments included in Cash and cash equivalents on the Consolidated Condensed Statements of Financial Position. Investments considered cash equivalents, which closely approximate fair value, included $44.5 million of money market funds and $1.4 million of agency discount notes at June 30, 2009.

The following tables present additional information about Level 3 assets measured at fair value on a recurring basis for the three and six months ended June 30, 2010:

Available-for-sale marketable securities

Three Months Ended June 30, 2010	Total Level 3	Corporate debt	AB and MB	ARS - muni debt	ARS - preferred
	securities	securities	securities	securities	securities
Balance, beginning of period	$ 40.2	$ 10.7	$ 7.3	$ 18.8	$ 3.4
Realized and unrealized gains/(losses) included in earnings	(0.1)	(0.1)	-	-	-
Unrealized gains/(losses) included in OCI - OTTI securities	0.2	-	0.1	0.1	-
Unrealized gains/(losses) included in OCI - All other	0.2	0.3	0.1	(0.1)	(0.1)
Purchases	4.0	4.0	-	-	-
Sales and redemptions	(0.6)	(0.1)	(0.5)	-	-
Transfers in	-	-	-	-	-
Transfers out	(5.8)	(5.4)	(0.4)	-	-
Balance, end of period	$ 38.1	$ 9.4	$ 6.6	$ 18.8	$ 3.3

Six Months Ended June 30, 2010	Total Level 3	Corporate debt	AB and MB	ARS - muni debt	ARS - preferred
	securities	securities	securities	securities	securities
Balance, beginning of period	$ 25.4	$ 1.0	$ 2.4	$ 18.6	$ 3.4
Realized and unrealized gains/(losses) included in earnings	(0.2)	(0.1)	(0.1)	-	-
Unrealized gains/(losses) included in OCI - OTTI securities	0.8	0.2	0.3	0.3	-
Unrealized gains/(losses) included in OCI - All other	0.4	0.3	0.2	-	(0.1)
Purchases	8.4	8.4	-	-	-
Sales and redemptions	(1.3)	(0.1)	(1.1)	(0.1)	-
Transfers in	10.4	5.1	5.3	-	-
Transfers out	(5.8)	(5.4)	(0.4)	-	-
Balance, end of period	$ 38.1	$ 9.4	$ 6.6	$ 18.8	$ 3.3

OCI = Other comprehensive income
AB = Asset-backed
MB = Mortgage-backed
ARS = Auction rate security

Realized and unrealized losses included in earnings during the six months ended June 30, 2010 were made up of $0.1 million of realized losses related to Level 3 corporate debt securities and $0.1 million of other-than-temporary impairments (“OTTI”) of Level 3 mortgage-backed securities that were held by the Company at June 30, 2010. Realized gains and losses and OTTI are recorded in Other (income) expense, net and Net Impairment Losses on Securities, respectively, on the Consolidated Condensed Statements of Earnings.

For purposes of comparison, the following tables present additional information about Level 3 assets measured at fair value on a recurring basis for the three and six months ended June 30, 2009:

Available-for-sale marketable securities

Three Months Ended June 30, 2009	Total Level 3	Corporate debt	AB and MB	ARS - muni debt	ARS - preferred
	securities	securities	securities	securities	securities
Balance, beginning of period	$ 25.8	$ 0.6	$ 0.5	$ 20.8	$ 3.9
Pre-tax cumulative effect adj - Retained earnings	2.1	1.4	-	0.7	-
Pre-tax cumulative effect adj – Accum other comp loss	(2.1)	(1.4)	-	(0.7)	-
Realized and unrealized gains/(losses) included in earnings	(0.4)	(0.3)	(0.1)	-	-
Unrealized gains/(losses) included in OCI	(3.8)	0.5	-	(3.5)	(0.8)
Purchases, issuances, and settlements, net	-	-	-	-	-
Transfers in and/or out of Level 3	-	-	-	-	-
Balance, end of period	$ 21.6	$ 0.8	$ 0.4	$ 17.3	$ 3.1

Six Months Ended June 30, 2009	Total Level 3	Corporate debt	AB and MB	ARS - muni debt	ARS - preferred
	securities	securities	securities	securities	securities
Balance, beginning of period	$ 26.1	$ 0.9	$ 0.5	$ 20.8	$ 3.9
Pre-tax cumulative effect adj - Retained earnings	2.1	1.4	-	0.7	-
Pre-tax cumulative effect adj – Accum other comp loss	(2.1)	(1.4)	-	(0.7)	-
Realized and unrealized gains/(losses) included in earnings	(0.7)	(0.4)	(0.3)	-	-
Unrealized gains/(losses) included in comprehensive income	(3.6)	0.7	(0.1)	(3.4)	(0.8)
Purchases, issuances, and settlements, net	(0.5)	(0.4)	-	(0.1)	-
Transfers in and/or out of Level 3	0.3	-	0.3	-	-
Balance, end of period	$ 21.6	$ 0.8	$ 0.4	$ 17.3	$ 3.1

Realized and unrealized losses of $0.4 million during the second quarter of 2009 were included in Net Impairment Losses on Securities on the Consolidated Condensed Statements of Earnings related to the Company’s Level 3 assets. Of this amount, $0.4 million represents a previously recognized other-than-temporary impairment charge for Lehman Brothers debt securities held at the June 30, 2009. The charge was recognized and presented in accordance with new FASB OTTI guidance adopted in the second quarter of 2009. Realized and unrealized losses of $0.3 million during the first quarter of 2009 were included in Other (income) expense, net on the Consolidated Condensed Statements of Earnings related to the Company’s Level 3 assets. Of this amount, losses of $0.2 million were attributable to the adverse change in expected cash flows related to other-than-temporary impairment of certain mortgage-backed securities still held at the balance sheet date.

Transfers

Effective in the first quarter of 2010, the Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy as of the beginning of the reporting period.

The Company transferred, on a gross basis, $35.5 million from Level 1 to Level 2 due to lower levels of market activity for certain U.S. agency debt securities noted during the six months ended June 30, 2010. The fair values of the Company’s U.S. agency debt securities are generally categorized as Level 1 but may be downgraded based on the Company’s assessment of market activity for individual securities. The transfers occurred in both the first and second quarter of 2010 totaling $11.8 million and $23.7 million, respectively.

Additionally, as indicated in the table above, the Company transferred, on a gross basis, $10.4 million of corporate debt, asset-backed and mortgage-backed securities from Level 2 to Level 3, all of which occurred in the first quarter of 2010. The Company was unable to corroborate the consensus price of these securities with a sufficient level of observable market data to maintain Level 2 classification. The Company also transferred, on a gross basis, $5.8 million of corporate debt and mortgage-backed securities from Level 3 to Level 2 as the Company was able to obtain information demonstrating that the prices were observable in the market at the conclusion of the second quarter of 2010. Net transfers into Level 3 of $0.3 million during the six months ended June 30, 2009 were made up of gross transfers in of $0.5 million offset by gross transfers out of $0.2 million.

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

 The Company uses multiple third parties to report the fair values of the securities in which Lexmark is invested, though the responsibility of valuation remains with the Company’s management. Most of the securities’ fair values are based upon a consensus price method, whereby prices from a variety of industry data providers are input into a distribution-curve based algorithm to determine the most appropriate fair value. Starting in the first quarter of 2010, the Company acquired access to additional sources of pricing, trading, and other market data in order to enhance its process of corroborating fair values and testing default level assumptions. The Company assesses the quantity of pricing sources available, variability in the prices provided, trading activity, and other relevant data in performing this process.

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

The discounted cash flow analysis was based on a detailed examination of the Lehman Brothers bankruptcy proceedings, which resulted in expected future recoveries of 24% on a gross basis to be paid out over one to three years. Expected future recoveries were then discounted to 22.41% of par based on a combination of current market yields for comparable notes and an evaluation of the risks associated with the expected recoveries. Recent trading activity was also considered in the final determination, which corroborated the result of the discounted cash flow analysis within a reasonable range of fair value given the uncertainty inherent in the securities. The fair value of the Company’s Lehman Brothers corporate debt securities was $1.1 million and $0.9 million at June 30, 2010 and December 31, 2009, respectively, and was calculated using the same methodology for these periods. At June 30, 2009 the fair value of these securities was estimated at $0.7 million by applying a discount to the last known market price. The discount was determined through an analysis of historical daily and intraday trading data for the Lehman Brothers securities and for similar securities.

Smaller amounts of commercial paper and certificates of deposit, which generally have shorter maturities and less frequent trades, are also grouped into this fixed income sector. Such securities are valued via mathematical calculations using observable inputs until such time that market activity reflects an updated price. The fair values of these securities are typically classified as Level 2 measurements.

Asset-backed and mortgage-backed securities

Securities in this group include asset-backed securities, U.S. agency mortgage-backed securities, and other mortgage-backed securities. These securities generally have lower levels of trading activity than government and agency debt securities and corporate debt securities and, therefore, their fair values may be based on other inputs, such as spread data. The consensus price method is generally used to determine the most appropriate price in the range provided. Fair value measurements of these investments are most often categorized as Level 2; however, these securities are categorized as Level 3 when there is higher variability in the pricing data, a low number of pricing sources, or the Company is otherwise unable to gather supporting information to conclude that the price can be transacted upon in the market at the reporting date.

During the fourth quarter of 2009, the Company valued a small number of asset-backed and mortgage-backed securities using a discounted cash flow approach rather than the consensus price method described above. During the first and second quarter of 2010, the consensus price was corroborated within a reasonable range of fair value and, therefore, the fair values were not adjusted by the Company. The impact of this change was immaterial.

Auction Rate Securities

The Company’s auction rate securities for which recent auctions were unsuccessful are made up of student loan revenue bonds, municipal sewer and airport revenue bonds, and auction rate preferred stock. These securities were valued at $22.1 million at June 30, 2010, $22.0 million at December 31, 2009, and $20.4 million at June 30, 2009.

At June 30, 2010, the Company’s auction rate securities for which recent auctions were unsuccessful were valued using a discounted cash flow model based on the characteristics of the individual securities, which the Company believes yields the best estimate of fair value. The methodology used was consistent with that of the first quarter of 2010 and the fourth quarter of 2009. The first step in the valuation included a credit analysis of the security which considered various factors including the credit quality of the issuer (and insurer if applicable), the instrument’s position within the capital structure of the issuing authority, and the composition of the authority’s assets including the effect of insurance and/or government guarantees. Next, the future cash flows of the instruments were projected based on certain assumptions regarding the auction rate market significant to the valuation including (1) the auction rate market will remain illiquid and auctions will continue to fail causing the interest rate to be the maximum applicable rate and (2) the securities will not be redeemed. These assumptions resulted in discounted cash flow analysis being performed through the legal maturities of most of the securities, ranging from July 2032 through January 2040, or in the case of the auction rate preferred stock, through the mandatory redemption date of December 2021. The projected cash flows were then discounted using the applicable yield curve plus a 250 basis point liquidity premium added to the applicable discount rate. Different assumptions were used for one of the Company’s municipal bonds due to the distressed financial conditions of both the issuer and the insurer. The fair value of this security was primarily based on the expected recoveries that holders could realize from bankruptcy proceedings after a likely work out period of two years.

A change in the redemption assumption disclosed above occurred in the second quarter of 2010 for one of the student loan revenue bonds due to the issuer disclosing its intent to refund the securities at par in the third quarter of 2010. The fair value of this security increased slightly as the result of this change in assumption.

At June 30, 2009, the Company used a slightly different methodology that weighted the results of both a market comparables approach and a discounted cash flow model. Please refer to Note 2 of the Company’s Form 10-Q for the period ended June 30, 2009 for specific details regarding the valuation of auction rate securities.

Derivatives

The Company employs a foreign currency risk management strategy that periodically utilizes derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates.  Fair values for the Company’s derivative financial instruments are based on pricing models or formulas using current market data. Variables used in the calculations include forward points and spot rates at the time of valuation. Because of the very short duration of the Company’s transactional hedges (three months or less) and minimal risk of nonperformance, the settlement price and exit price should approximate one another. At June 30, 2010 and 2009, all of the Company's forward exchange contracts were designated as Level 2 measurements in the fair value hierarchy. Refer to Note 14 to the Consolidated Condensed Financial Statements for more information regarding the Company’s derivatives.

Senior Notes

In May 2008, the Company issued $350 million of five-year fixed rate senior unsecured notes and $300 million of ten-year fixed rate senior unsecured notes.

At June 30, 2010, the fair values of the Company’s five-year and ten-year notes were estimated to be $376.6 million and $333.0 million, respectively, based on the prices the bonds have recently traded in the market as well as prices of debt with similar characteristics issued by other companies. The $709.6 million total fair value of the debt is not recorded on the Company’s Consolidated Condensed Statements of Financial Position and is therefore excluded from the 2010 fair value table above. The total carrying value of the senior notes, net of $1.0 million discount, was $649.0 million on the June 30, 2010 Consolidated Condensed Statements of Financial Position.

At June 30, 2009, the fair values of the Company's five-year and ten-year notes were estimated to be $341.4 million and $246.7 million, respectively, based on current rates available to the Company for debt with similar characteristics. The $588.1 million total fair value of the debt is not recorded on the Company's Consolidated Condensed Statements of Financial Position and is therefore excluded from the 2009 fair value table above.  The total carrying value of the senior notes, net of $1.2 million discount, was $648.8 million on the June 30, 2009 Consolidated Condensed Statements of Financial Position.

Other Financial Instruments

The fair values of cash and cash equivalents, trade receivables and accounts payable approximate their carrying values due to the relatively short-term nature of the instruments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis Subsequent to Initial Recognition

Effective January 1, 2009, the Company began applying the FASB’s fair value accounting guidance to its nonrecurring, nonfinancial measurements. There were no material assets or liabilities measured at fair value on a nonrecurring basis subsequent to initial recognition during the first and second quarter of 2010 or 2009.

Long-lived assets held and used

In the second quarter of 2009, the Company wrote down its two corporate jet fractional ownership interests to their estimated fair value of $0.6 million based on non-binding price quotes, which resulted in a $0.5 million charge to Selling, general and administrative expense. The assets, which were located in Property, plant, and equipment, net on the Consolidated Condensed Statements of Financial Position had a carrying value of $1.1 million prior to being written down. Although the fair value measurement was considered Level 3 at June 30, 2009, one of the ownership interests was later sold in the fourth quarter of 2009 at a price comparable to the one used to estimate fair value above.

Long-lived assets held for sale

Related to the April 2009 restructuring plan, the Company’s inkjet cartridge manufacturing facility in Juarez, Mexico qualified as held for sale in the first quarter of 2010. The asset is included in Property, plant and equipment, net on the Consolidated Condensed Statements of Financial Position at June 30, 2010 at the lower of its carrying amount or fair value less costs to sell in accordance with guidance on accounting for the impairment or disposal of long-lived assets. The carrying value of the building and land held for sale was approximately $3 million at June 30, 2010. It is estimated that the fair value of the site is in the range of $3 million to $4 million based on an average of the fair values calculated under the income approach and market approach. The income approach was based on a hypothetical leasing arrangement which considered regional rental market price per square foot and customary lease term assumptions. The market approach was based on adjusted prices for sales of realty considered comparable to the site. There were no fair value adjustments recorded in 2010 related to the site held for sale.

Related to the 2007 restructuring plan, the Company’s Orleans, France facility qualified as held for sale in the second quarter of 2009. The asset is included in Property, plant and equipment, net on the Consolidated Condensed

Statements of Financial Position at the lower of its carrying amount or fair value less costs to sell in accordance with guidance on accounting for the impairment or disposal of long-lived assets. The carrying value of the building and land held for sale was approximately $6 million at June 30, 2010. The fair value of the site is estimated to be in the range of $6 million to $7 million based on non-binding price quotes from a market participant and considering the highest and best use of the asset for sale. A letter of commitment was signed in the first quarter of 2010 obligating the potential buyer to 10% of the $6 million sale price. The Company believes it will complete the sale of the facility by the first quarter of 2011. The decrease of approximately $1 million in the carrying amount and fair value compared to prior periods is due solely to currency translation, specifically, the decrease in the Euro exchange rate during the second quarter of 2010. There were no fair value adjustments recorded in 2010 related to the site held for sale.

Related to the 2008 restructuring plan, the Company received in the second quarter of 2010 final payment for the sale of its inkjet supplies manufacturing facility in Chihuahua, Mexico in accordance with the sale agreement signed in the fourth quarter of 2009. Total proceeds from the sale were $5.6 million, which resulted in a $0.5 million gain recognized in Selling, general and administrative expense upon derecognition of the asset group.

3.           BUSINESS COMBINATIONS

Acquisition of Perceptive Software, Inc.

On June 7, 2010, the Company acquired all issued and outstanding stock of Perceptive Software, Inc. (“Perceptive Software”), a leading provider of enterprise content management (“ECM”) software and solutions, for $280 million in cash. The acquisition builds upon and strengthens Lexmark’s current industry-focused document workflow solutions and managed print services and enables the Company to immediately participate in the adjacent, growing market segment of ECM software solutions.

The following table summarizes the assets acquired and liabilities assumed as of the acquisition date.

Cash	$13.2
Trade receivables	26.2
Other assets	2.6
Property, plant, & equipment	3.5
Identifiable intangible assets	145.9
Deferred tax liability, net *	(45.8)
Accounts payable	(2.5)
Deferred revenue	(2.4)
Long term debt	(3.1)
Other liabilities	(12.2)
Total identifiable net assets	125.4
Goodwill	154.6
Total purchase price	$280.0

* Deferred tax liability, net primarily relates to purchased identifiable intangible assets and is shown net of deferred tax assets.

A change to the acquisition date value of the identifiable net assets during the measurement period (up to one year from the acquisition date) will affect the amount of the purchase price allocated to goodwill. Subsequent changes to the purchase price allocation will be adjusted retroactively if material to the consolidated financial results.

The fair value of trade receivables approximates its carrying value of $26.2 million. The gross amount due from customers is $27.7 million, of which $1.5 million is estimated to be uncollectible.

The following table summarizes the identifiable intangible assets recognized in the acquisition of Perceptive Software. The intangible assets subject to amortization are being amortized on a straight-line basis over their estimated useful lives as follows.

	Fair Value Recognized	Weighted- Average Useful Life
Intangible assets subject to amortization:
Customer relationships	$35.8	8.0	years
Non-compete agreements	1.6	3.0	years
Purchased technology	74.3	5.0	years
Total	111.7	5.9	years

Intangible assets not subject to amortization:
In-process technology	1.9	*
Trade names and trademarks	32.3	N/A
Total	34.2

Total identifiable intangible assets	$145.9

* Amortization to begin upon completion of the project

The trade names and trademarks are considered to have an indefinite life taking into account their substantial recognition among customers, that the intellectual property rights are secure and can be maintained with relatively little cost and effort, and there are no current plans to change or abandon usage of them. Declaration of use and renewals of key registrations will take place in the second quarter of 2011, 2014, and 2015.

The Company assumed $3.1 million of long term debt in the acquisition. The debt was repaid after the acquisition date and is included in Decrease in long term debt in the financing section of the Company’s Consolidated Condensed Statements of Cash Flows. There was no gain or loss recognized on the early extinguishment of long term debt.

Other liabilities of $12.2 million assumed in the transaction were made up mostly of accrued expenses, such as accrued payroll and related taxes, vacation, incentive compensation, and commissions. Certain of these liabilities are provisional by nature and could require measurement period adjustments in future periods. Although the amount of recognized contingent liabilities was insignificant, changes in facts and circumstances within the measurement period could also result in future adjustments to the purchase price allocation.

Goodwill of $154.6 million arising from the acquisition consisted largely of projected future revenue and profit growth, including benefits from Lexmark’s international structure and sales channels, and the synergies expected from combining the businesses. All of the goodwill was assigned to the Perceptive Software division, which is included in All other for purposes of segment reporting. None of the goodwill recognized is expected to be deductible for income tax purposes.

The acquisition of Perceptive Software is included in Purchases of companies net of cash acquired in the investing section of the Consolidated Condensed Statements of Cash Flows in the amount of $266.8 million, which is the total purchase price of $280 million net of cash acquired of $13.2 million. Of the total purchase price, $28 million has been placed in escrow for a period of 15 months to secure indemnification obligations of Perceptive Software and its former stockholders relating to the accuracy of representations and warranties and the satisfaction of covenants. The acquisition consideration held in escrow does not meet the definition of contingent consideration as provided under the accounting guidance for business combinations. The amount held in escrow was included in the acquisition accounting as part of the consideration transferred by the Company as representations and warranties were expected to be valid as of the acquisition date.

Although the acquisition did not include contingent consideration, certain executives of Perceptive Software will be eligible to receive performance-based incentive compensation, which will be accounted for as post-combination expense as incurred.

Acquisition-related costs in the amount of $5.1 million were charged directly to operations and were included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings. Acquisition-related costs include legal, advisory, valuation, accounting, and other fees incurred to effect the business combination.

The post-acquisition revenue and net earnings of Perceptive Software were not material to the Company’s consolidated revenue and net earnings. Supplemental pro forma revenue and net earnings disclosures have also been omitted due to reasons of materiality.

Perceptive Software – Determinations of Fair Value

The total amount recognized for the acquired identifiable net assets was driven by the fair values of intangible assets. Valuation techniques and key inputs and assumptions used to value the most significant identifiable intangible assets are included below.

Customer relationships were valued using the with and without method of the income approach, which estimates the value of the intangible asset by quantifying the lost profits under a hypothetical condition where the customer relationships no longer exist immediately following the acquisition and must be re-created.

Developed technology was valued using the excess earnings method under the income approach, which estimates the value of the intangible asset by calculating the present value of the incremental after-tax cash flows, or excess earnings, attributable solely to the developed technology over its useful life. After-tax cash flows were calculated by applying cost, expense, income tax, and contributory asset charge assumptions to the estimated developed technology revenue streams.  Contributory asset charges included net working capital, net fixed assets, assembled workforce, trade name and trademarks, customer relationships, and non-compete agreements. The analysis was performed over a nine year technology migration period.

Trade name and trademarks were valued using the relief from royalty method under the income approach, which estimates the value of the intangible asset by discounting to fair value the hypothetical royalty payments a market participant would be willing to pay to enjoy the benefits of the asset. A royalty rate of 2% was used in the valuation which took into account data regarding third party license agreements as well as certain characteristics of Perceptive Software and its operations.

The after-tax cash flows for the intangible assets discussed directly above were discounted to fair value utilizing a required return of 14%.

The fair value of deferred revenue was determined based on the direct and incremental costs to fulfill the performance obligation plus a profit mark-up of 10% reflecting market participant assumptions.

Other Acquisitions

On March 29, 2010 the Company acquired certain assets and rights of a privately held company for $6.7 million cash consideration. The acquired group consisted mostly of technology and other related assets and processes to be utilized in the Company’s Printing Solutions and Services Division (“PSSD”) segment.

On January 1, 2009, the Company completed a step acquisition of a wholesaler with an established presence in Eastern Europe and an existing customer base of wholesale distributors for approximately $12 million, or $10.7 million net of cash acquired. In the fourth quarter of 2009, the Company recorded measurement period adjustments which were immaterial for retrospective application. The final cash consideration given was approximately $11 million, or $10.1 million net of cash acquired.

4.           GOODWILL AND INTANGIBLE ASSETS

Disclosures regarding goodwill and intangible assets have been omitted in prior reporting periods as the balances were considered immaterial to the Company’s consolidated financial results. The Company is providing these disclosures due to the increased levels of such assets, which were driven by the acquisition of Perceptive Software as discussed in Note 3.

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for each reportable segment and in total during the six months ended, June 30, 2010.

	PSSD	ISD*	All other	Total

Beginning balance	$18.0	$ 5.7	$ -	$23.7
Goodwill acquired during the period	1.8	-	154.6	156.4
Foreign currency translation	(1.8)	(0.6)	-	(2.4)
Ending balance	$18.0	$ 5.1	$154.6	$177.7
* Imaging Solutions Division

The Company recorded $154.6 million of goodwill related to the acquisition of Perceptive Software in the second quarter of 2010. Refer to Note 3 for additional details regarding business combinations occurring in 2010. The Company does not have any accumulated impairment charges as of June 30, 2010.

For purposes of comparison, the following table summarizes the changes in the carrying amount of goodwill for each reportable segment and in total during the twelve months ended December 31, 2009.

	PSSD	ISD	All other	Total

Beginning balance	$ 9.9	$ 3.0	$ -	$12.9
Goodwill acquired during the period	6.3	2.1	-	8.4
Measurement period adjustments	0.2	0.1	-	0.3
Foreign currency translation	1.6	0.5	-	2.1
Ending balance	$18.0	$ 5.7	$ -	$23.7

The goodwill acquired and measurement period adjustments in the table above were related to the Company’s single business combination occurring in 2009 described previously in Note 3.

Intangible Assets

The following table summarizes the gross carrying amounts and accumulated amortization of the Company’s intangible assets.

	June 30, 2010			December 31, 2009
		Accum			Accum
	Gross	Amort	Net	Gross	Amort	Net

Intangible assets subject to amortization:
Customer relationships	$ 41.3	$ (1.3)	$ 40.0	$ 6.4	$ (0.9)	$ 5.5
Non-compete agreements	1.7	-	1.7	-	-	-
Technology and patents	99.8	(8.6)	91.2	20.8	(6.5)	14.3
Total	142.8	(9.9)	132.9	27.2	(7.4)	19.8

Intangible assets not subject to amortization:
In-process technology *	1.9	-	1.9	-	-	-
Trade names and trademarks	32.3	-	32.3	-	-	-
Total	34.2	-	34.2	-	-	-

Total identifiable intangible assets	$177.0	$ (9.9)	$167.1	$ 27.2	$ (7.4)	$ 19.8

* Amortization to begin upon completion of the project

Intangible assets acquired in a transaction accounted for as a business combination are initially recognized at fair value. Intangible assets acquired in a transaction accounted for as an asset acquisition are initially recognized at cost. Of the $177.0 million gross carrying amount, $156.2 million were acquired in transactions accounted for as business combinations and $20.8 million were acquired in transactions accounted for as asset acquisitions. The year-to-date increases in the intangible assets above were driven by business combinations discussed in Note 3.

Amortization expense related to intangible assets was $2.1 million and $2.8 million for the three and six months ended June 30, 2010, respectively. Amortization expense related to intangible assets was $0.7 million and $1.6 million for the three and six months ended June 30, 2009, respectively. Full year 2009 amortization expense related to intangible assets was $3.2 million.

The following table summarizes the estimated future amortization expense for intangible assets that are currently being amortized.

Fiscal year:
2010 (remaining six months)	11.7
2011	22.8
2012	22.6
2013	22.2
2014	21.9
Thereafter	31.7
Total	132.9

In-process technology refers to research and development efforts that were in process on the date the Company acquired Perceptive Software. Under the accounting guidance for intangible assets, in-process research and development acquired in a business combination is considered an indefinite lived asset until completion or abandonment of the associated research and development efforts. The asset is not amortized while considered indefinite lived but must be tested for impairment. Upon completion of the project, the asset will begin amortization over its useful life.

The Perceptive Software trade name and trademarks valued at $32.3 million are considered to have an indefinite life taking into account their substantial recognition among customers, the intellectual property rights are secure and can be maintained with relatively little cost and effort, and there are no current plans to change or abandon usage of them. Costs to renew these registrations are insignificant and will be expensed as incurred.

The Company accounts for its internal-use software, an intangible asset by nature, in Property, plant and equipment, net on the Consolidated Condensed Statement of Financial Position and therefore has excluded these assets and amortization from the disclosures above. The gross and net carrying amounts of internal-use software at June 30, 2010 were $359.6 million and $202.1 million, respectively. The gross and net carrying amounts of internal-use software at December 31, 2009 were $332.3 million and $183.9 million, respectively. The year-to-date increase was driven by capital expenditures related to the new global enterprise resource planning system that the Company is in the process of implementing.

5.           RESTRUCTURING AND RELATED CHARGES

October 2009 Restructuring Plan

General

As part of Lexmark’s ongoing plans to improve the efficiency and effectiveness of its operations, the Company announced restructuring actions (the “October 2009 Restructuring Plan”) on October 20, 2009.  The Company continues its focus on refining its selling and service organization, reducing its general and administrative expenses, consolidating its cartridge manufacturing capacity, and enhancing the efficiency of its supply chain infrastructure. The actions taken will reduce cost and expense across the organization, with a focus in manufacturing and supply chain, service delivery overhead, marketing and sales support, corporate overhead and development positions as well as reducing cost through consolidation of facilities in supply chain and cartridge manufacturing.  The Company expects these actions to be principally completed by the end of the second quarter of 2011.

The October 2009 Restructuring Plan is expected to impact about 770 positions worldwide. This is a reduction of 55 positions versus previous estimates due to the deferral of a manufacturing project driven by increased demand for the Company’s laser supplies. Total pre-tax charges of approximately $70 million are expected for the October 2009 Restructuring Plan, a reduction of $10 million from previous estimates due to lower than expected global severance costs and the aforementioned manufacturing project deferral. Charges of $59.6 million were incurred in 2009, with approximately $10.4 million expected to be incurred in 2010 – 2011.  The Company expects the total cash cost of the October 2009 Restructuring Plan to be approximately $62 million.

The Company expects to incur total charges related to the October 2009 Restructuring Plan of approximately $52.0 million in PSSD, approximately $6.3 million in ISD and approximately $11.7 million in All other.

Impact to 2010 Financial Results

For the three and six months ended June 30, 2010, the Company incurred charges for the October 2009 Restructuring Plan as follows:

	Three Months Ended June 30 2010	Six Months Ended June 30 2010
Accelerated depreciation charges	$0.8	$1.8
Employee termination benefit charges	0.1	1.3
Contract termination and lease charges	1.6	4.4
Total restructuring-related charges	$2.5	$7.5

Accelerated depreciation charges for the October 2009 Restructuring Plan and all of the other restructuring plans were determined in accordance with FASB guidance on accounting for the impairment or disposal of long-lived assets.  For the three and six months ended June 30, 2010, accelerated depreciation charges are included in Cost of Revenue on the Consolidated Condensed Statements of Earnings.

Employee termination benefit charges and contract termination and lease charges for the October 2009 Restructuring Plan and all of the other restructuring plans were recorded in accordance with FASB guidance on employers’ accounting for postemployment benefits and guidance on accounting for costs associated with exit or disposal activities, as appropriate.  For the three and six months ended June 30, 2010, employee termination benefit charges, which include severance, medical and other benefits, and contract termination and lease charges are included in Restructuring and related charges on the Consolidated Condensed Statements of Earnings.

For the three months ended June 30, 2010, the Company incurred restructuring-related charges of $1.0 million in PSSD, $1.1 million in ISD and $0.4 million in All other.

For the six months ended June 30, 2010, the Company incurred restructuring-related charges of $4.1 million in PSSD, $2.8 million in ISD and $0.6 million in All other.

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits and contract termination and lease charges in connection with the October 2009 Restructuring Plan.  Of the total $37.2 million restructuring liability, $28.8 million is included in Accrued liabilities and $8.4 million is included in Other liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

	Employee Termination Benefits	Contract Termination & Lease Charges	Total
Balance at January 1, 2010	$ 49.9	$ 1.0	$ 50.9
Costs incurred	3.8	4.4	8.2
Payments & Other (1)	(17.4)	(2.2)	(19.6)
Reversals (2)	(2.3)	-	(2.3)
Balance at June 30, 2010	$ 34.0	$ 3.2	$ 37.2
(1) Other consists of changes in the liability balance due to foreign currency translations.
(2) Reversals due to changes in estimates for employee termination benefits.

April 2009 Restructuring Plan

General

As part of Lexmark’s ongoing plan to consolidate manufacturing capacity and reduce costs and expenses worldwide, the Company announced on April 21, 2009, the planned closure of its inkjet cartridge manufacturing facility in Juarez, Mexico by the end of the first quarter of 2010, as well as the continued restructuring of its worldwide workforce (the “April 2009 Restructuring Plan”).  The April 2009 Restructuring Plan is expected to impact about 360 positions worldwide, with approximately 270 coming from the closure of the facility in Juarez, Mexico.  The Company expects the April 2009 Restructuring Plan will result in pre-tax charges of approximately $45.1 million with cash costs estimated at $10.0 million.  The Company expects to incur total charges related to the April 2009 Restructuring Plan of approximately $3.3 million in PSSD, approximately $40.9 million in ISD and approximately $0.9 million in All other.  Including the $40.6 million of charges incurred in 2009, the Company has incurred $43.1 million of total charges for the April 2009 Restructuring Plan.  The Company expects the April 2009 Restructuring Plan to be substantially completed by the end of the third quarter of 2010.

Impact to 2010 and 2009 Financial Results

For the three and six months ended June 30, 2010 and 2009, the Company incurred charges for the April 2009 Restructuring Plan as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Accelerated depreciation charges	$ 0.1	$ 19.7	$ 2.3	$ 19.7
Employee termination benefit charges	-	3.3	0.2	4.9
Total restructuring-related charges	$ 0.1	$ 23.0	$ 2.5	$ 24.6

For the three and six months ended June 30, 2010 and 2009, accelerated depreciation charges are included in Cost of revenue, and employee termination benefit charges are included in Restructuring and related charges on the Consolidated Condensed Statements of Earnings.

For the three months ended June 30, 2010, the Company incurred restructuring-related charges of $0.1 million in PSSD.  For the three months ended June 30, 2009, the Company incurred charges of $2.3 million in PSSD, $20.4 million in ISD and $0.3 million in All other.

For the six months ended June 30, 2010, the Company incurred restructuring-related charges of $0.3 million in PSSD and $2.2 million in ISD.  For the six months ended June 30, 2009, the Company incurred charges of $2.3 million in PSSD, $22.0 million in ISD and $0.3 million in All other.

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits in connection with the April 2009 Restructuring Plan. The liability is included in Accrued liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

Employee Termination Benefits
Balance at January 1, 2010	$ 1.3
Costs incurred	0.2
Payments & Other (1)	(1.3)
Reversals (2)	(0.1)
Balance at June 30, 2010	$ 0.1
(1) Other consists of changes in the liability balance due to foreign currency translations.
(2) Reversals due to changes in estimates for employee termination benefits.

Summary of Other Restructuring Actions

General

In response to global economic weakening, to enhance the efficiency of the Company’s inkjet cartridge manufacturing operations and to reduce the Company’s business support cost and expense structure, the Company announced various restructuring actions (“Other Restructuring Actions”) from 2006 to January 2009. The Other Restructuring Actions include the closure of inkjet supplies manufacturing facilities in Mexico as well as impacting positions in the Company’s general and administrative functions, supply chain and sales support, marketing and sales management, and consolidation of the Company’s research and development programs. The Other Restructuring Actions were substantially completed by the end of 2009 and any remaining charges to be incurred from these actions are expected to be immaterial.

Impact to 2010 and 2009 Financial Results

For the three and six months ended June 30, 2010 and 2009, the Company incurred charges (reversals) for the Company’s Other Restructuring Actions as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Accelerated depreciation charges	$ -	$ 0.2	$ -	$ 2.5
Employee termination benefit charges (reversals)	(0.4)	1.5	(1.4)	2.5
Contract termination and lease charges	-	0.3	-	0.3
Total restructuring-related charges (reversals)	$ (0.4)	$ 2.0	$ (1.4)	$ 5.3

For the three and six months ended June 30, 2009, accelerated depreciation charges of $0.1 million and $2.4 million, respectively, are included in Cost of revenue, and $0.1 million, respectively, is included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.  For the three and six months ended June 30, 2010 and 2009, Employee termination benefit charges and contract termination and lease charges are included in Restructuring and related charges on the Consolidated Condensed Statements of Earnings.

For the three months ended June 30, 2010, the Company incurred restructuring-related charges (reversals) of $(0.5) million in PSSD and $0.1 million in All other. For the three months ended June 30, 2009, the Company incurred restructuring-related charges of $1.2 million in PSSD, $0.1 million in ISD and $0.7 million in All other.

For the six months ended June 30, 2010, the Company incurred restructuring-related reversals of $(1.2) million in PSSD and $(0.2) million in All other. For the six months ended June 30, 2009, the Company incurred restructuring-related charges of $1.6 million in PSSD, $0.2 million in ISD and $3.5 million in All other.

During the second quarter of 2010, the Company sold one of its inkjet supplies manufacturing facilities in Chihuahua, Mexico for $5.6 million and recognized a $0.5 million pre-tax gain on the sale that is included in Selling, general, and administrative on the Consolidated Condensed Statements of Earnings.

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits and contract termination and lease charges in connection with the Company’s Other Restructuring Actions.  Of the total $6.9 million restructuring liability, $6.3 million is included in Accrued liabilities and $0.6 million is included in Other liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

	Employee Termination Benefits	Contract Termination & Lease Charges	Total
Balance at January 1, 2010	$17.7	$2.4	$20.1
Costs incurred	0.2	-	0.2
Payments & Other (1)	(10.3)	(1.5)	(11.8)
Reversals (2)	(1.6)	-	(1.6)
Balance at June 30, 2010	$6.0	$0.9	$6.9
(1) Other consists of changes in the liability balance due to foreign currency translations.
(2) Reversals due to changes in estimates for employee termination benefits.

6.           MARKETABLE SECURITIES

The Company evaluates its marketable securities in accordance with authoritative guidance on accounting for investments in debt and equity securities, and has determined that all of its investments in marketable securities should be classified as available-for-sale and reported at fair value, with unrealized gains and losses recorded in Accumulated other comprehensive loss.  At June 30, 2010, the Company’s marketable securities portfolio consisted of asset-backed and mortgage-backed securities, corporate debt securities, preferred and municipal debt securities, government and agency debt securities, and auction rate securities. The fair values of the Company’s available-for-sale marketable securities are based on quoted market prices or other observable market data, discount cash flow analyses, or in some cases, the Company’s amortized cost which approximates fair value.

As of June 30, 2010, the Company’s available-for-sale Marketable securities had gross unrealized gains and losses of $5.6 million and $3.7 million, respectively, and consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Auction rate securities - municipal debt	$20.1	$0.4	$(1.7)	$18.8
Corporate debt securities	465.3	3.5	(0.8)	468.0
Gov't and agency debt securities	266.8	0.8	-	267.6
Asset-backed and mortgage-backed securities	96.3	0.9	(0.5)	96.7
Total debt securities	848.5	5.6	(3.0)	851.1
Auction rate securities - preferred	4.0	-	(0.7)	3.3
Total security investments	852.5	5.6	(3.7)	854.4
Cash equivalents	(15.0)	-	-	(15.0)
Total marketable securities	$837.5	$5.6	$(3.7)	$839.4

At December 31, 2009, the Company’s available-for-sale Marketable securities had gross unrealized gains and losses of $3.5 million and $4.4 million, respectively, with an estimated fair value of $695.2 million.

Although contractual maturities of the Company’s investment in debt securities may be greater than one year, the majority of investments are classified as Current assets in the Consolidated Condensed Statements of Financial Position due to the Company’s ability to use these investments for current liquidity needs if required.  As of June 30, 2010, and December 31, 2009, auction rate securities of $22.0 million are classified in noncurrent assets due to the fact that the securities have experienced unsuccessful auctions and that poor debt market conditions have reduced the likelihood that the securities will successfully auction within the next 12 months. The contractual maturities of the Company’s available-for-sale marketable securities, noted above, are shown below.  Expected maturities may differ from contractual maturities for certain securities that allow for call or prepayment provisions.

	June 30		December 31
	2010		2009
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in less than one year	$235.8	$236.1	$278.9	$279.4
Due in 1-5 years	563.7	566.7	382.6	383.6
Due after 5 years	53.0	51.6	70.4	68.0
Total available-for-sale marketable securities	$852.5	$854.4	$731.9	$731.0

For the six months ended June 30, 2010, proceeds from sales and maturities of the Company’s available-for-sale marketable securities were $427.2 million and $96.1 million, respectively.  For the six months ended June 30, 2009, proceeds from sales and maturities of the Company’s available-for-sale marketable securities were $84.7 million and $268.6 million, respectively.

For the three and six months ended June 30, 2010, the Company recognized $0.5 million and $0.8 million, respectively, in net gains on its marketable securities; of which $0.5 million and $1.0 million, respectively, are realized gains due to sales and maturities and are included in Other (income) expense, net on the Consolidated Condensed Statements of Earnings; and losses of zero and $0.2 million, respectively, recognized in earnings as OTTI due to credit related losses and are included in Net impairment losses on securities on the Consolidated Condensed Statements of Earnings. The Company uses the specific identification method when accounting for the costs of its available-for-sale marketable securities sold.

For the three and six months ended June 30, 2009, the Company recognized $0.5 million and $0.9 million, respectively, in net losses on its marketable securities; of which $0.3 million and $0.1 million were realized gains and realized losses, respectively, due to sales and maturities and are included in Other (income) expense, net on the Consolidated Condensed Statements of Earnings.   In the second quarter of 2009, $0.8 million was recognized as OTTI due to credit related losses and is included in Net impairment losses on securities on the Consolidated Condensed Statements of Earnings.  For the six months ended June 30, 2009, the $0.9 million in recognized losses includes $0.2 million recognized in earnings as OTTI in the first quarter of 2009.  The $0.2 million loss is included in Other (income) expense, net on the Consolidated Condensed Statements of Earnings as the Company did not adopt the provisions of the amended FASB guidance on recognition and presentation of other-than-temporary impairments until April 1, 2009, as permitted by the guidance.

Impairment

On April 1, 2009, the Company adopted the amended FASB guidance on the recognition and presentation of OTTI, which requires that credit related other-than-temporary impairment on debt securities be recognized in earnings while noncredit related other-than-temporary impairment of debt securities not expected to be sold be recognized in other comprehensive income.

For the three and six months ended June 30, 2010, the following table provides a summary of the total other-than-temporary impairment losses incurred, the portion recognized in other comprehensive income for the noncredit portion of other-than-temporary impairment offset by additional credit losses realized on the noncredit portion of other-than-temporary impaired securities, and the net credit losses recognized in Net impairment losses on securities on the Consolidated Condensed Statements of Earnings:

	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010
Total other-than-temporary impairment losses on securities	$ -	$ 0.1
Portion of loss recognized in other comprehensive income (before tax)	-	0.1
Net impairment losses on securities	$ -	$ 0.2

The $0.2 million credit loss for the six months ending June 30, 2010, is made up of other-than-temporary impairment related to certain asset-backed and mortgage-backed securities.

The table below presents a cumulative rollforward of the credit losses for other-than-temporary impairments of debt securities not intended or required to be sold:

Beginning balance of amounts related to credit losses, January 1, 2010	$ 3.1
Credit losses on debt securities for which OTTI was not previously recognized	-
Additional credit losses on debt securities for which OTTI was previously recognized	0.2
Reductions for securities sold in the period for which OTTI was previously recognized	(0.1)
Ending balance of amounts related to credit losses, June 30, 2010	$ 3.2

The following table provides information at June 30, 2010, about the Company’s marketable securities with gross unrealized losses for which no other-than-temporary impairment has been incurred, and the length of time that individual securities have been in a continuous unrealized loss position.  The gross unrealized loss of $3.4 million, pre-tax, is recognized in accumulated other comprehensive income:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Auction rate securities	$-	$-	$20.3	$(2.4)	$20.3	$(2.4)
Corporate debt securities	150.0	(0.7)	-	-	150.0	(0.7)
Asset-backed and mortgage-backed securities	26.1	(0.1)	4.2	(0.2)	30.3	(0.3)
Government and Agency	31.3	-	3.9	-	35.2	-
Total	$207.4	$(0.8)	$28.4	$(2.6)	$235.8	$(3.4)

The table below provides information at June 30, 2010, about the Company’s marketable securities with gross unrealized losses for which other-than-temporary impairment has been incurred, and the length of time that individual securities have been in a continuous unrealized loss position.  The gross unrealized loss of $0.3 million, pre-tax, is recognized in accumulated other comprehensive income:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Corporate debt securities	$-	$-	$0.1	$(0.1)	$0.1	$(0.1)
Asset-backed and mortgage-backed securities	1.4	-	2.5	(0.2)	3.9	(0.2)
Total	$1.4	$-	$2.6	$(0.3)	$4.0	$(0.3)

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

Corporate debt securities

Unrealized losses on the Company’s corporate debt securities are attributable to market illiquidity and current economic conditions and are not due to credit quality.  Because the Company does not intend to sell and will not be required to sell the securities before recovery of their net book values, which may be at maturity, the Company does not consider securities in its corporate debt portfolio to be other-than-temporarily impaired at June 30, 2010.

Asset-backed and mortgage-backed securities

Credit losses for the asset-backed and mortgage-backed securities are derived by examining the significant drivers that affect loan performance such as pre-payment speeds, default rates, and current loan status.  These drivers are used to apply specific assumptions to each security and are further divided in order to separate the underlying collateral into distinct groups based on loan performance characteristics.  For instance, more weight is placed on higher risk categories such as collateral that exhibits higher than normal default rates, those loans originated in high risk states where home appreciation has suffered the most severe correction, and those loans which exhibit longer delinquency rates.  Based on these characteristics, collateral-specific assumptions are applied to build a model to project future cash flows expected to be collected.  These cash flows are then discounted at the current yield used to accrete the beneficial interest, which approximates the effective interest rate implicit in the bond at the date of acquisition for those securities purchased at par.   The unrealized losses on the Company’s remaining asset-backed and mortgage-backed securities are due to constraints in market liquidity for certain portions of these sectors in which the Company has investments, and are not due to credit quality.  Because the Company does not intend to sell the securities before recovery of their net book values, the Company does not consider the remainder of its asset-backed and mortgage-backed debt portfolio to be other-than-temporarily impaired at June 30, 2010.

Government and Agency securities

The unrealized losses on the Company’s investments in government and agency securities are immaterial and are the result of interest rate effects. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their net book values, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2010.

7.           INVENTORIES

Inventories consist of the following:

	June 30 2010	December 31 2009
Work in process	$ 69.1	$ 67.9
Finished goods	269.9	289.4
Inventories	$ 339.0	$ 357.3

8.           AGGREGATE WARRANTY LIABILITY

Changes in the Company’s warranty liability for standard warranties and deferred revenue for extended warranties are presented in the tables below:

Warranty Liability:
	2010	2009
Balance at January 1	$ 46.6	$ 50.9
Accruals for warranties issued	41.2	44.4
Accruals related to pre-existing warranties (including changes in estimates)	1.4	(1.7)
Settlements made (in cash or in kind)	(41.9)	(46.9)
Balance at June 30	$ 47.3	$ 46.7

Deferred service revenue:
	2010	2009
Balance at January 1	$ 195.9	$ 203.7
Revenue deferred for new extended warranty contracts	37.9	36.1
Revenue recognized	(46.4)	(41.0)
Balance at June 30	$ 187.4	$ 198.8
Current portion	82.5	83.5
Non-current portion	104.9	115.3
Balance at June 30	$ 187.4	$ 198.8

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

9.           INCOME TAXES

The Provision for income taxes for the three months ended June 30, 2010, was $27.8 million or an effective tax rate of 24.6%, compared to $3.8 million or an effective tax rate of 18.4% for the three months ended June 30, 2009. The difference in these rates is principally due to a shift in the expected geographic distribution of earnings for 2010 (1.9 percentage point increase from quarter to quarter) and the expiration of the U.S. research and experimentation tax credit at the end of 2009 (4.5 percentage point increase from quarter to quarter).

The Provision for income taxes for the six months ended June 30, 2010 was $58.0 million or an effective tax rate of 24.4%, compared to $15.2 million or an effective tax rate of 16.7% for the six months ended June 30, 2009. The difference in these rates is principally due to a shift in the expected geographic distribution of earnings for 2010 (1.9 percentage point increase from quarter to quarter) and the expiration of the U.S. research and experimentation tax credit at the end of 2009 (4.5 percentage point increase from quarter to quarter).

10.           STOCKHOLDERS’ EQUITY

In May 2008, the Company received authorization from the Board of Directors to repurchase an additional $750 million of its Class A Common Stock for a total repurchase authority of $4.65 billion. As of June 30, 2010, there was approximately $491 million of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. The Company did not repurchase any shares of its Class A Common Stock during the six months ended June 30, 2010. As of June 30, 2010, the Company had repurchased approximately 91.6 million shares of its Class A Common Stock for an aggregate cost of approximately $4.16 billion, since the inception of the program in April 1996. As of June 30, 2010, the Company had reissued approximately 0.5 million shares of previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million, 16.0 million and 16.0 million shares of treasury stock in 2005, 2006 and 2008, respectively, the net treasury shares outstanding at June 30, 2010, were 15.1 million.

11.           OTHER COMPREHENSIVE EARNINGS (LOSS)

Comprehensive earnings (loss), net of taxes, consisted of the following:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Net earnings	$85.1	$17.0	$180.4	$76.2
Other comprehensive earnings (loss):
Foreign currency translation adjustment	(25.0)	31.9	(25.7)	18.2
Pension or other postretirement benefits	3.4	-	3.3	2.1
Net unrealized gain (loss) on marketable securities - OTTI	0.2	(0.6)	0.9	(0.6)
Net unrealized gain on marketable securities	1.1	0.1	1.4	0.8
Comprehensive earnings	$64.8	$48.4	$160.3	$96.7

Accumulated other comprehensive (loss) earnings consisted of the following:

	Foreign Currency Translation Adjustment	Pension or Other Postretirement Benefits	Net Unrealized (Loss) Gain on Marketable Securities - OTTI	Net Unrealized Gain on Marketable Securities	Accumulated Other Comprehensive (Loss) Earnings
Balance at December 31, 2009	$ (6.0)	$ (236.5)	$ (0.6)	$ 0.5	$ (242.6)
Change	(0.7)	(0.1)	0.7	0.3	0.2
Balance at March 31, 2010	$ (6.7)	$ (236.6)	$ 0.1	$ 0.8	$ (242.4)
Change	(25.0)	3.4	0.2	1.1	(20.3)
Balance at June 30, 2010	$ (31.7)	$ (233.2)	$ 0.3	$ 1.9	$ (262.7)

12.           EARNINGS PER SHARE (“EPS”)

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Numerator:
Net earnings	$ 85.1	$ 17.0	$ 180.4	$ 76.2
Denominator:
Weighted average shares used to compute basic EPS	78.6	78.2	78.5	78.2
Effect of dilutive securities -
Employee stock plans	0.8	0.2	0.7	0.2
Weighted average shares used to compute diluted EPS	79.4	78.4	79.2	78.4

Basic net EPS	$ 1.08	$ 0.22	$ 2.30	$ 0.97
Diluted net EPS	$ 1.07	$ 0.22	$ 2.28	$ 0.97

Restricted stock units and stock options totaling an additional 7.4 million and 10.7 million shares of Class A Common Stock for the three month periods and 7.3 million and 10.0 million shares of Class A Common Stock for the six month periods ended June 30, 2010 and 2009, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

Unvested restricted stock units with a performance condition that were granted in the first quarter of 2010 had met the minimum level of performance achievement as of the end of the second quarter of 2010. However, these performance awards were included in the 7.4 million antidilutive shares for the three months ended June 30, 2010 mentioned above because their effect would have been antidilutive. Since achievement had not been met for these performance awards in the first quarter of 2010 and the awards were antidilutive in the second quarter, these shares were also excluded from the computation of diluted earnings per share for the six months ended June 30, 2010. According to FASB guidance on earnings per share, contingently issuable shares are excluded from the computation of diluted EPS if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. If the performance condition were to become satisfied based on actual financial results and the performance awards would have a dilutive impact on EPS, the performance awards included in the diluted EPS calculation would be in the range of 0.1 million to 0.4 million shares depending on the level of achievement.

13.           EMPLOYEE PENSION AND POSTRETIREMENT PLANS

The components of the net periodic benefit cost for both the pension and postretirement plans for the three and six months ended June 30, 2010 and 2009 were as follows:

Pension Benefits:	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Service cost	$ 0.7	$ 0.7	$ 1.5	$ 1.4
Interest cost	10.0	10.6	20.3	21.5
Expected return on plan assets	(11.7)	(12.1)	(23.6)	(24.4)
Amortization of net loss	4.5	3.7	9.3	7.5
Curtailment or special termination losses	-	2.2	-	2.2
Net periodic benefit cost	$ 3.5	$ 5.1	$ 7.5	$ 8.2

The Company currently expects to contribute approximately $10 million to its pension and other postretirement plans in 2010. As of June 30, 2010, there have been $4.7 million in contributions made and $2.3 million in contributions received as reimbursement for prior year contributions, for a net contribution of $2.4 million made in the first half of the year.

Other Postretirement Benefits:	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Service cost	$ 0.2	$ 0.3	$ 0.5	$ 0.6
Interest cost	0.5	0.6	1.1	1.3
Amortization of prior service (benefit) cost	(0.8)	(0.9)	(1.7)	(1.9)
Amortization of net loss	(0.1)	(0.1)	-	-
Net periodic benefit cost	$ (0.2)	$ (0.1)	$ (0.1)	$ -

14.           DERIVATIVES

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

Lexmark uses fair value hedges to reduce the potentially adverse effects that market volatility may have on its operating results.  Fair value hedges are hedges of recognized assets or liabilities. Lexmark enters into forward exchange contracts to hedge accounts receivable, accounts payable and other monetary assets and liabilities. The forward contracts used in this program generally mature in three months or less, consistent with the underlying asset and liability. Foreign exchange forward contracts may be used as fair value hedges in situations where derivative instruments expose earnings to further changes in exchange rates. Although the Company has historically used interest rate swaps to convert fixed rate financing activities to variable rates, there were no interest rate swaps outstanding as of June 30, 2010.

Net outstanding notional amount of derivative activity as of June 30, 2010 was $16.3 million.  This activity was driven by fair value hedges of recognized assets and liabilities primarily denominated in the Euro, Mexican Peso and Swiss Franc.

Long (Short) Positions by Currency (in USD)	June 30, 2010
EUR	$ (69.5)
MXN	25.0
CHF	19.0
Other Net	9.2
Total	$ (16.3)

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

As of June 30, 2010 and December 31, 2009, the Company had the following net derivative assets (liabilities) recorded at fair value in Prepaid expenses and other current assets (Accrued liabilities) on the Consolidated Condensed Statements of Financial Position:

	Net Asset Position		Net (Liability) Position
Foreign Exchange Contracts	June 30 2010	December 31 2009	June 30 2010	December 31 2009
Gross liability position	$ -	$ (0.4)	$ (2.2)	$ (0.7)
Gross asset position	-	0.6	0.8	0.4
Net asset (liability) position	$ -	$ 0.2	$ (1.4)	$ (0.3)

The Company had the following (gains) and losses related to derivative instruments qualifying and designated as hedging instruments in fair value hedges and related hedged items recorded in Cost of Revenue on the Consolidated Condensed Statements of Earnings:

	Three Months Ended June 30		Six Months Ended June 30
Fair Value Hedging Relationships	2010	2009	2010	2009
Foreign Exchange Contracts	$ 8.2	$ (2.0)	$ 10.3	$ 3.9
Underlying	(4.8)	1.4	(9.5)	(2.6)
Total	$ 3.4	$ (0.6)	$ 0.8	$ 1.3

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

15.          SEGMENT DATA

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

The following table includes information about the Company’s reportable segments:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Revenue:
PSSD	$ 751.6	$ 623.8	$ 1,468.3	$ 1,222.5
ISD	275.0	280.8	601.2	626.2
All other	6.4	-	6.4	-
Total revenue	$ 1,033.0	$ 904.6	$ 2,075.9	$ 1,848.7

Operating income (loss):
PSSD	$ 162.1	$ 81.4	$ 311.2	$ 174.6
ISD	32.3	9.5	75.9	61.9
All other	(75.5)	(63.2)	(134.9)	(134.2)
Total operating income (loss)	$ 118.9	$ 27.7	$ 252.2	$ 102.3

The revenue and operating income (loss) results for Perceptive Software are included in the All other category in the table above.

Operating income (loss) noted above for the three months ended June 30, 2010, includes restructuring and related charges of $0.6 million in PSSD, $1.1 million in ISD and $0.5 million in All other. Operating income (loss) noted

above for the six months ended June 30, 2010, includes restructuring and related charges of $3.2 million in PSSD, $5.0 million in ISD and $0.4 million in All other.

Operating income (loss) noted above for the three months ended June 30, 2009, includes restructuring and related charges of $3.5 million in PSSD, $20.5 million in ISD and $1.0 million in All other. Operating income (loss) noted above for the six months ended June 30, 2009, includes restructuring and related charges of $3.9 million in PSSD, $22.2 million in ISD and $3.8 million in All other.

16.           CONTINGENCIES

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

Legal proceedings

Lexmark v. Static Control Components, Inc. & Lexmark v. Clarity Imaging Technologies, Inc. & David Abraham
On December 30, 2002 (“02 action”) and March 16, 2004 (“04 action”), the Company filed claims against Static Control Components, Inc. (“SCC”) in the U.S. District Court for the Eastern District of Kentucky (the “District Court”) alleging violation of the Company’s intellectual property and state law rights. Similar claims in a separate action were filed by the Company in the District Court against David Abraham and Clarity Imaging Technologies, Inc. (“Clarity”) on October 8, 2004. SCC and Clarity have filed counterclaims against the Company in the District Court alleging that the Company engaged in anti-competitive and monopolistic conduct and unfair and deceptive trade practices in violation of the Sherman Act, the Lanham Act and state laws. SCC has stated in its legal documents that it is seeking approximately $17.8 million to $19.5 million in damages for the Company’s alleged anticompetitive conduct and approximately $1 billion for Lexmark’s alleged violation of the Lanham Act. Clarity has not stated a damage dollar amount. SCC and Clarity are seeking treble damages, attorney fees, costs and injunctive relief. On September 28, 2006, the District Court dismissed the counterclaims filed by SCC alleging that the Company engaged in anti-competitive and monopolistic conduct and unfair and deceptive trade practices in violation of the Sherman Act, the Lanham Act and state laws. On October 13, 2006, SCC filed a Motion for Reconsideration of the District Court’s Order dismissing SCC’s claims, or in the alternative, to amend its pleadings, which the District Court denied on June 1, 2007. On June 20, 2007, the District Court Judge ruled that SCC directly infringed one of Lexmark’s patents-in-suit. On June 22, 2007, the jury returned a verdict that SCC did not induce infringement of Lexmark’s patents-in-suit. As to SCC’s defense that the Company has committed patent misuse, in an advisory, non-binding capacity, the jury did find some Company conduct constituted misuse. In the jury’s advisory, non-binding findings, the jury also found that the relevant market was the cartridge market rather than the printer market and that the Company had unreasonably restrained competition in that market. On October 3, 2008, the District Court Judge issued a memorandum opinion denying various motions made by the Company that sought to reverse the jury’s finding that SCC did not induce infringement of Lexmark’s patents-in-suit. The District Court Judge did, however, grant the Company’s motion that SCC’s equitable defenses, including patent misuse, were moot. As a result, the jury’s advisory findings on misuse, including the jury’s finding that the relevant market was the cartridge market rather than the printer market and that the Company had unreasonably restrained competition in that market, were not adopted by the District Court.  On June 30, 2009, the District Court granted SCC’s Motion for Reconsideration of an earlier Order that had found the Company’s terms used on certain supply items that provide for an up-front discount in exchange for an agreement to use the supply item only once were supported by patent law.  The District Court Judge ruled that after the U.S. Supreme Court’s most recent statement of the law regarding patent exhaustion the Company may not invoke patent law to enforce these terms but state contract law may still be invoked.  A final judgment for the 02 action and the 04 action was entered by the District Court on October 16, 2009. Notice of Appeal of the 02 and 04 actions has been filed with the U.S. Court of Appeals for the Sixth Circuit.

In the David Abraham litigation, on June 24, 2010, a final judgment was entered by the District Court against him on all counts and the matter is concluded.  In the Clarity litigation, the proceedings are in the discovery phase.

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

Advanced Cartridge Technologies, LLC v. Lexmark
Advanced Cartridge Technologies, LLC filed suit against the Company on February 22, 2010 in the U.S. District Court for the Middle District of Florida.  The Complaint alleges that the Company has infringed three US patents related to toner cartridge technology, and further alleges that the Company has committed false patent marking by improperly marking patent numbers on certain Company toner cartridge products.  The Plaintiff is seeking unspecified damages and injunctive relief for the alleged patent infringement, and $500 per alleged false patent marking offense.  On April 26, 2010, the Company filed a Motion to Dismiss the false patent marking claim asserted in the Complaint.  The Court granted the motion on June 30, 2010.  The Plaintiff filed an amended complaint on July 9, 2010, alleging similar patent infringement and false patent marking claims.  On July 14, 2010, the Company filed a Motion to Dismiss the false patent marking claim insofar as it is based on patents outside the United States.

Copyright fees

Certain countries (primarily in Europe) and/or collecting societies representing copyright owners’ interests have taken action to impose fees on devices (such as scanners, printers and multifunction devices) alleging the copyright owners are entitled to compensation because these devices enable reproducing copyrighted content. Other countries are also considering imposing fees on certain devices. The amount of fees, if imposed, would depend on the number of products sold and the amounts of the fee on each product, which will vary by product and by country. The Company has accrued amounts that it believes are adequate to address the risks related to the copyright fee issues currently pending. The financial impact on the Company, which will depend in large part upon the outcome of local legislative processes, the Company’s and other industry participants’ outcome in contesting the fees and the Company’s ability to mitigate that impact by increasing prices, which ability will depend upon competitive market conditions, remains uncertain. As of June 30, 2010, the Company has accrued a total of approximately $58 million for pending copyright fee charges, including litigation proceedings, local legislative initiatives and/or negotiations with the parties involved.

As of June 30, 2010, approximately $49 million of the $58 million accrued for the pending copyright fee issues was related to single function printer devices sold in Germany prior to December 31, 2007. The VerwertungsGesellschaft Wort ("VG Wort"), a collection society representing certain copyright holders, instituted legal proceedings against Hewlett-Packard Company ("HP") in July of 2004 relating to whether and to what extent copyright levies for photocopiers should be imposed in accordance with copyright laws implemented in Germany on single function printers.  The Company is not a party to this lawsuit, although the Company and VG Wort entered into an agreement in October 2002 pursuant to which both VG Wort and the Company agreed to be bound by the outcome of the VG Wort/HP litigation. On December 6, 2007, the Bundesgerichtshof (the “German Federal Supreme Court”) in the VG Wort litigation with HP issued a judgment that single function printer devices sold in Germany prior to December 31, 2007 are not subject to levies under the then existing law (German Federal Supreme Court, file reference I ZR 94/05).  VG Wort filed an appeal with the Bundesverfassungsgericht (the “German Federal Constitutional Court”) challenging the ruling that single function printers are not subject to levies.  The matter is still pending with the German Federal Constitutional Court.  On or about December 15, 2009, VG Wort instituted non-binding arbitration proceedings against the Company before the arbitration board of the Patent and Trademark Office in Munich relating to whether and to what extent copyright levies should be imposed on single function printers sold by the Company in Germany for the years 2006 and 2007.  The Company submitted its response on February 19, 2010 asserting that the claim for levies should be dismissed.

The Company believes the amounts accrued represent its best estimate of the copyright fee issues currently pending and these accruals are included in Accrued liabilities on the Consolidated Condensed Statements of Financial Position.

17.           RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”) which requires new disclosures and clarifies existing disclosures required under current fair value guidance. Under the new guidance, a reporting entity must disclose separately gross transfers in and gross transfers out of Levels 1, 2, and 3 and describe the reasons for the transfers. A reporting entity must also disclose and consistently follow its policy for determining when transfers between levels are recognized. The new guidance also requires separate presentation of purchases, sales, issuances, and settlements rather than net presentation in the Level 3 reconciliation. ASU 2010-06 also requires that the fair values of derivative assets and liabilities be presented on a gross basis except for the Level 3 reconciliation which may be presented on a net or a gross basis. The ASU also makes clear the appropriate level of disaggregation for fair value disclosures, which is generally by class of assets and liabilities, as well as clarifies the requirement to provide disclosures about valuation techniques and inputs for both recurring and nonrecurring fair value measurements that fall under Level 2 or Level 3. The new disclosure requirements were effective for the Company in the first quarter of 2010 with the exception of the requirement to separately disclose purchases, sales, issuances, and settlements which will be effective in the first quarter of 2011. The Company elected to provide all of the disclosures, including those not required until 2011, starting in the first quarter of 2010 as permitted under the guidance.

Accounting Standards Issued But Not Yet Effective

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 contains amendments to the ASC that address how to determine whether a multiple-deliverable arrangement contains more than one unit of accounting and how to measure and allocate arrangement consideration to the separate units of accounting in the arrangement. The ASU does not provide revenue recognition guidance for a given unit of accounting. ASU 2009-13 removes the requirement that there be objective and reliable evidence of fair value of the undelivered item(s) in order to recognize the delivered item(s) as separate unit(s) of accounting. Under the amended guidance, the delivered item(s) will be considered separate units of accounting if both the delivered item(s) have value to the customer on a standalone basis and delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the vendor when the arrangement includes a general right of return relative to the delivered item. ASU 2009-13 eliminates the use of the residual method when measuring and allocating arrangement consideration to separate units of accounting. Under the amended guidance, arrangement consideration will be allocated at the inception of the arrangement to all deliverables on the basis of their relative selling price. When applying this method, an entity must adhere to the selling price hierarchy; that is, the selling price used for each deliverable will be based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if vendor-

specific objective evidence is not available, or estimated selling price if neither VSOE nor TPE is available. The vendor’s best estimate of selling price is the price at which the vendor would transact if the deliverable were sold by the vendor regularly on a standalone basis and should take into consideration market conditions and entity-specific factors. ASU 2009-13 also expands ongoing disclosure requirements for multiple-deliverable arrangements. The disclosure objective is to provide both qualitative and quantitative information about a vendor’s revenue arrangements, significant judgments made in applying the guidance, and changes in judgment or application of the guidance that may significantly affect the timing or amount of revenue recognition. The new guidance under the ASU must be applied either on a prospective basis to revenue arrangements entered into or materially modified in the year 2011 or on a retroactive basis. Earlier application is allowed under the transition guidance of the ASU; however, if an entity decides to elect earlier application and the period of adoption is not the first reporting period in the entity’s fiscal year, the new guidance must be applied retrospectively from the beginning of the entity’s fiscal year accompanied by certain required disclosures of previously reported interim periods in the fiscal year of adoption. The reporting entity will also be required to provide transition disclosures in the year of adoption that enable the reader to understand the effect of the change in accounting principle. The required disclosures depend on whether the guidance is adopted on a prospective basis or through retrospective application.

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

The Company is in the process of assessing the impact of ASU 2009-13 and ASU 2009-14. The Company enters into various types of multiple-element arrangements and, in many cases, uses the residual method to allocate arrangement consideration. The elimination of the residual method and required use of the relative selling price method will result in the Company allocating any discount over all of the deliverables rather than recognizing the entire discount up front with the delivered items. Although the Company is in the process of assessing this change quantitatively, the Company believes the change will not be material to its financial statements given the relatively low magnitude of multiple deliverable arrangements to the overall business. The Company has not yet developed a policy for best estimate of selling price nor has the adoption date and transition method been determined at this time. Lexmark also believes the changes to the software revenue guidance will not have a material impact to its financial statements, though the Company will need to consider its recent acquisition of Perceptive Software in making its assessment.

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

Item 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

OVERVIEW

Lexmark makes it easier for businesses of all sizes to move information between the digital and paper worlds. Since its inception in 1991, Lexmark has become a leading developer, manufacturer and supplier of printing and imaging solutions for the office. Lexmark’s products include laser printers, inkjet printers, multifunction devices, dot matrix printers and associated supplies, services and solutions. In addition, the acquisition of Perceptive Software in the second quarter of 2010 allows the Company to compete in the fast growing segment of ECM software and solutions and strengthens our industry workflow solutions.

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

As mentioned earlier, Lexmark completed the acquisition of Perceptive Software during the second quarter of 2010 in a cash transaction for $280 million. Perceptive Software is a leading provider of ECM software and solutions, with significant industry experience in the higher education, healthcare and government segments. A key strength and differentiator of Perceptive’s software is the capability for fast, easy and low cost configuration and integration with a large number of enterprise resource planning programs, customer relationship management programs and other lines of business applications. The strategic benefits of the Perceptive acquisition include:

•	Builds upon and strengthens Lexmark’s current industry-focused document workflow solutions and managed print services
•	Expands Lexmark’s market opportunity and adds an ECM software business with strong industry-specific solutions
•	Provides significant opportunities to grow Perceptive Software using Lexmark’s global infrastructure and sales channels
•	Provides a core strategic component for Lexmark’s future

Perceptive Software will retain its current name and operate as a stand-alone software business within Lexmark.  The financial results of Perceptive Software are included in the All Other segment disclosure items of Lexmark’s consolidated results due to the current immaterial amount of their financial activity.

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

With the acquisition of Perceptive Software, Lexmark adds a complementary software business that is aligned with Lexmark’s existing industry-focused value proposition. This acquisition enables Lexmark to immediately participate in the adjacent, growing market segment of ECM software solutions and also provides additional revenue streams in software maintenance and professional services that are not paper usage dependent.

In addition, Lexmark has taken actions to improve its cost and expense structure including continuing to implement restructuring activities of its business to lower its cost and better allow it to fund the Company’s strategic initiatives.

Lexmark continues to maintain a strong financial position with a solid balance sheet, which positions it to prudently invest in the future of the business and successfully compete even during challenging times.

Business Factors

Lexmark’s second quarter results for 2010 were significantly improved when compared to the same period from 2009 due to double digit growth in both hardware and supplies revenue, as well as operating income margin expansion. Lexmark’s strong performance was a reflection of the Company’s improved product lines, continued growth in managed print services, the continuing shift in inkjet focus to business customers, and the ongoing strong growth in workgroup lasers and higher end inkjet products.

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
•
Advance and strengthen the Company’s industry solutions and workflow capabilities, including integration with Perceptive Software solutions, to maintain and grow the Company’s penetration in selected industries;

•	Advance and grow the Company’s managed print services business;
•	Expand the Company’s rate of participation in opportunities.

ISD

The Company undertook a significant shift in ISD strategy that began in 2007 and has continued through the second quarter of 2010 that has aggressively shifted the Company’s ISD focus to geographic regions, product segments and customers that generate higher page usage. The strategy shift and related initiatives have yielded the following for the Company’s ISD segment since 2007:

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

Perceptive Software

The primary integration focus for Perceptive Software is to leverage Lexmark’s global infrastructure and lead generation to accelerate Perceptive Software’s growth. Perceptive Software will continue to operate as a stand-alone software business inside Lexmark focused on growing their presence in the ECM software market.

Operating Results Summary

The following discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements and Notes thereto. The following table summarizes the results of the Company’s operations for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30				Six Months Ended June 30
	2010		2009		2010		2009
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev
Revenue	$ 1,033.0	100.0%	$ 904.6	100.0%	$ 2,075.9	100.0%	$ 1,848.7	100.0%
Gross profit	380.0	36.8	280.8	31.0	764.8	36.8	614.2	33.2
Operating expense	261.1	25.3	253.1	28.0	512.6	24.7	511.9	27.7
Operating income	118.9	11.5	27.7	3.1	252.2	12.1	102.3	5.5
Net earnings	85.1	8.2	17.0	1.9	180.4	8.7	76.2	4.1

Current quarter

For the second quarter of 2010, total revenue was $1.0 billion or up 14% from 2009. Laser and inkjet supplies revenue increased 10% year-to-year (“YTY”) and laser and inkjet hardware revenue increased 26% YTY. In PSSD, revenue increased 20% YTY while revenue in ISD decreased 2% YTY.

Net earnings for the second quarter of 2010 increased 400% from the prior year primarily due to higher gross profit. Net earnings for the second quarter of 2010 included $8.7 million of pre-tax restructuring-related charges and project costs along with $8.4 million of pre-tax acquisition-related adjustments. Net earnings for the second quarter of 2009 included $31.7 million of pre-tax restructuring-related charges and project costs.

Year to date

For the six months ended June 30, 2010, consolidated revenue was $2.1 billion or up 12% YTY. Laser and inkjet supplies revenue increased 10% YTY and laser and inkjet hardware revenue increased 22% YTY. In PSSD, revenue increased 20% YTY while revenue in ISD decreased 4% YTY.

Net earnings for the six months ended June 30, 2010 increased 137% from the prior year primarily due to higher gross profit. Net earnings for the six months ended June 30, 2010 included $23.3 million of pre-tax restructuring-related charges and project costs along with $8.4 million of pre-tax acquisition-related adjustments. Net earnings for the six months ended June 30, 2009 included $44.7 million of pre-tax restructuring-related project costs.

See “Restructuring and Related Charges and Project Costs” and “Acquisition-related Adjustments” sections that follow for further discussion.

Revenue

For the second quarter of 2010, consolidated revenue increased 14% YTY. Laser and inkjet supplies revenue increased 10% YTY primarily due to increased end user demand and net YTY changes in channel inventory. Laser and inkjet hardware revenue increased 26% YTY primarily driven by favorable volume and mix of PSSD workgroup laser and laser MFP units, as well as improved product mix in ISD.

For the six months ended June 30, 2010, consolidated revenue increased 12% YTY. Laser and inkjet supplies revenue increased 10% YTY primarily due to increased end user demand and net YTY changes in channel inventory. Laser and inkjet hardware revenue increased 22% YTY primarily driven by the increased volume and improved mix of PSSD units, as well as improved product mix in ISD.

The following table provides a breakdown of the Company’s revenue by segment:

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2010	2009	% Change	2010	2009	% Change
PSSD	$ 751.6	$ 623.8	20%	$ 1,468.3	$ 1,222.5	20%
ISD	275.0	280.8	(2)	601.2	626.2	(4)
All other	6.4	0.0	N/A	6.4	0.0	N/A
Total revenue	$ 1,033.0	$ 904.6	14%	$ 2,075.9	$ 1,848.7	12%

PSSD

During the second quarter of 2010, revenue in PSSD increased $128 million or 20% compared to 2009 due to a 36% increase in hardware revenue as well as an increase in supplies revenue. The increased hardware revenue was primarily due to higher unit volumes and favorable workgroup and MFP product mix. PSSD laser hardware unit shipments increased 7% YTY due to strong customer demand. PSSD laser hardware average unit revenue (“AUR”), which reflects the changes in both pricing and mix, increased 28% YTY primarily due to a positive product shift in the percentage of workgroup and MFP devices.

For the six months ended June 30, 2010, PSSD revenue increased $246 million or 20% YTY primarily due to increased supplies and hardware revenue. PSSD laser hardware unit shipments increased 11% YTY while PSSD laser hardware AUR increased 20% YTY.

ISD

During the second quarter of 2010, revenue in ISD decreased $6 million or 2% compared to 2009 primarily due to decreased supplies revenue. Hardware revenue declined 3% YTY primarily due to lower hardware pricing and volume, partially offset by improved product mix toward higher end business class devices. Hardware unit shipments declined 7% YTY principally due to the ongoing transition to higher end, higher usage devices. ISD hardware AUR increased 5% YTY due to positive product mix toward higher-end devices.

For the six months ended June 30, 2010, ISD revenue decreased $25 million or 4% YTY primarily due to decreased supplies revenue. ISD hardware unit shipments decreased 16% YTY while ISD hardware AUR increased 17% YTY.

All other

All other revenue of $6 million for the three and six months ended June 30, 2010 represents Perceptive Software revenue since this company was acquired in the second quarter of 2010. Other revenue for the three and six months ended June 30, 2010 includes $2.0 million of acquisition-related adjustments. See “Acquisition-related Adjustments” section that follows for further discussion.

Revenue by geography:

The following table provides a breakdown of the Company’s revenue by geography:

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2010	2009	% Change	2010	2009	% Change
United States	$ 435.2	$ 388.0	12%	$ 861.8	$ 809.8	6%
EMEA (Europe, the Middle East & Africa)	369.2	342.5	8	773.9	693.7	12
Other International	228.6	174.1	31	440.2	345.2	28
Total revenue	$ 1,033.0	$ 904.6	14%	$ 2,075.9	$ 1,848.7	12%

For the three and six months ended June 30, 2010, revenue increased in all geographies primarily due to increased customer demand, particularly in PSSD. In addition, for the three months ended June 30, 2010, currency exchange rates had a 1% YTY unfavorable impact on revenue and for the six months ended June 30, 2010, currency exchange rates had a 2% YTY favorable impact on revenue. For the three and six months ended June 30, 2009, currency exchange rates had a 7% YTY unfavorable impact on revenue.

Gross Profit

The following table provides gross profit information:

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2010	2009	Change	2010	2009	Change
Gross profit dollars	$ 380.0	$ 280.8	35%	$ 764.8	$ 614.2	25%
% of revenue	36.8%	31.0%	5.8 pts	36.8%	33.2%	3.6 pts

For the three and six months ended June 30, 2010, consolidated gross profit and gross profit as a percentage of revenue increased YTY. The change in the gross profit margin YTY for the three and six months ended June 30, 2010 was primarily due to increased product margins, with higher margins in both hardware and supplies, partially offset by a negative mix of products.

Gross profit for the three months ended June 30, 2010 included $4.2 million of pre-tax restructuring-related charges and project costs along with $2.9 million of acquisition-related adjustments. Gross profit for the six months ended June 30, 2010 included $11.7 million of pre-tax restructuring-related charges and project costs along with $2.9 million of acquisition-related adjustments.

Gross profit for the three and six months ended June 30, 2009, included $21.6 and $26.5 million, respectively, of restructuring-related charges and project costs.

See “Restructuring and Related Charges and Project Costs” and “Acquisition-related Adjustments” sections that follow for further discussion.

Operating Expense

The following table presents information regarding the Company’s operating expenses during the periods indicated:

	Three Months Ended June 30				Six Months Ended June 30
	2010		2009		2010		2009
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev
Research and development	$ 91.5	8.9%	$ 92.9	10.3%	$180.9	8.7%	$190.3	10.3%
Selling, general & administrative	168.3	16.3	155.1	17.1	327.2	15.8	313.9	17.0
Restructuring and related charges	1.3	0.1	5.1	0.6	4.5	0.2	7.7	0.4
Total operating expense	$261.1	25.3%	$253.1	28.0%	$512.6	24.7%	$511.9	27.7%

For the three and six months ended June 30, 2010, research and development decreased YTY due to the Company’s actions to consolidate development platforms to improve development efficiency.

Selling, general and administrative (“SG&A”) expenses for the three and six months ended June 30, 2010 increased YTY as benefits of the Company’s restructuring actions and other expense reduction measures were offset by additional result-driven compensation and the addition of Perceptive Software expenses that were not present in the Company’s results in prior periods. Additionally, SG&A expenses for the periods presented in the table above included project costs related to the Company’s restructuring activities as well as costs associated with acquisition-related adjustments.  See discussion below of restructuring and related charges and project costs along with costs associated with acquisition-related adjustments included in the Company’s operating expenses for the periods presented in the table above.

For the three and six months ended June 30, 2010, the Company incurred $4.5 and $11.6 million, respectively, of pre-tax restructuring and related charges and project costs due to the Company’s restructuring plans. Of the $4.5 million of pre-tax restructuring and related charges and project costs incurred for the three months ended June 30, 2010, $3.2 million is included in Selling, general and administrative while $1.3 million is included in Restructuring and related charges on the Company’s Consolidated Condensed Statements of Earnings. Of the $11.6 million of pre-tax restructuring and related charges and project costs incurred for the six months ended June 30, 2010, $7.1 million is included in Selling, general and administrative while $4.5 million is included in Restructuring and related charges on the Company’s Consolidated Condensed Statements of Earnings. Additionally, for the three and six months ended June 30, 2010, the Company incurred $5.4 million of pre-tax costs associated with acquisition-related adjustments that is included in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings.

For the three and six months ended June 30, 2009, the Company incurred $10.1 and $18.2 million, respectively, of pre-tax restructuring and related charges and project costs due to the Company’s restructuring plans. Of the $10.1 million of pre-tax restructuring and related charges and project costs incurred for the three months ended June 30, 2009, $5.0 million is included in Selling, general and administrative while $5.1 million is included in Restructuring and related charges on the Company’s Consolidated Condensed Statements of Earnings. Of the $18.2 million of pre-tax restructuring and related charges and project costs incurred for the six months ended June 30, 2009, $10.5 million is included in Selling, general and administrative while $7.7 million is included in Restructuring and related charges on the Company’s Consolidated Condensed Statements of Earnings.

See “Restructuring and Related Charges and Project Costs” and “Acquisition-related Adjustments” sections that follow for further discussion.

Operating Income (Loss)

The following table provides operating income by segment:

	Three Months Ended June 30				Six Months Ended June 30
(Dollars in millions)	2010	2009	Change		2010	2009	Change
PSSD	$ 162.1	$ 81.4	99%		$ 311.2	$ 174.6	78%
% of segment revenue	21.6%	13.0%	8.6	pts	21.2%	14.3%	6.9	pts

ISD	32.3	9.5	239%		75.9	61.9	23%
% of segment revenue	11.7%	3.4%	8.3	pts	12.6%	9.9%	2.7	pts

All other	(75.5)	(63.2)	(19)%		(134.9)	(134.2)	(0)%
Total operating income (loss)	$ 118.9	$ 27.7	329%		$ 252.2	$ 102.3	147%
% of total revenue	11.5%	3.1%	8.4	pts	12.1%	5.5%	6.6	pts

For the three and six months ended June 30, 2010, the increase in consolidated operating income was due to higher gross profit, particularly in PSSD.

For the second quarter of 2010, PSSD operating income increased YTY principally due to increased supplies and hardware gross profit, driven by improved product mix. For the six months ended June 30, 2010, PSSD operating income increased YTY due to increased supplies and hardware gross profit.

For the second quarter of 2010, ISD operating income increased YTY due to higher supplies gross profit and lower pre-tax restructuring-related charges and project costs. For the six months ended June 30, 2010, ISD operating income increased YTY primarily due to lower pre-tax restructuring-related charges and project costs.

For the three months ended June 30, 2010, the Company incurred total pre-tax restructuring-related charges and project costs related to the Company’s restructuring plans of $6.0 million in PSSD, $1.2 million in ISD and $1.5 million in All other. For the six months ended June 30, 2010, the Company incurred total pre-tax restructuring-related charges and project costs related to the Company’s restructuring plans of $13.1 million in PSSD, $6.4 million in ISD and $3.8 million in All other. Additionally, for the three and six months ended June 30, 2010, the Company incurred $8.4 million of pre-tax items in All other associated with acquisition-related adjustments.

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

See “Restructuring and Related Charges and Project Costs” and “Acquisition-related Adjustments” sections that follow for further discussion.

Interest and Other

The following table provides interest and other information:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2010	2009	2010	2009
Interest (income) expense, net	$ 5.7	$ 5.0	$ 12.3	$ 10.2
Other expense (income), net	0.3	1.1	1.3	(0.1)
Net impairment losses on securities	-	0.8	0.2	0.8
Total interest and other (income) expense, net	$ 6.0	$ 6.9	$ 13.8	$ 10.9

For the three months ended June 30, 2010, total interest and other (income) expense, net, resulted in lower net expense YTY primarily due to lower net impairment losses on securities and lower other expense due to various factors, partially offset by higher net interest expense due to lower interest income from declining interest rates on the Company’s investments.  For the six months ended June 30, 2010, total interest and other (income) expense, net, resulted in higher net expense YTY primarily due to lower interest income from declining interest rates on the Company’s investments and higher other expenses due to various factors.

Provision for Income Taxes and Related Matters

The Provision for income taxes for the three months ended June 30, 2010 was an expense of $27.8 million or an effective tax rate of 24.6%, compared to an expense of $3.8 million or an effective tax rate of 18.4% for the three months ended June 30, 2009. The difference in these rates is principally due to a shift in the expected geographic distribution of earnings for 2010 (1.9 percentage point increase from quarter to quarter) and the expiration of the U.S. research and experimentation tax credit at the end of 2009 (4.5 percentage point increase from quarter to quarter).

The Provision for income taxes for the six months ended June 30, 2010 was an expense of $58.0 million or an effective tax rate of 24.4%, compared to an expense of $15.2 million or an effective tax rate of 16.7% for the six months ended June 30, 2009. The difference in these rates is principally due to a shift in the expected geographic distribution of earnings for 2010 (1.9 percentage point increase from quarter to quarter) and the expiration of the U.S. research and experimentation tax credit at the end of 2009 (4.5 percentage point increase from quarter to quarter).

Net Earnings and Earnings per Share

The following table summarizes net earnings and basic and diluted net earnings per share:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share amounts)	2010	2009	2010	2009
Net earnings	$ 85.1	$ 17.0	$ 180.4	$ 76.2

Basic earnings per share	$ 1.08	$ 0.22	$ 2.30	$ 0.97
Diluted earnings per share	$ 1.07	$ 0.22	$ 2.28	$ 0.97

Net earnings for the three and six months ended June 30, 2010 increased 400% and 137%, respectively, from the prior year primarily due to higher operating income, partially offset by a higher tax rate.

For the three and six months ended June 30, 2010, the increase YTY in basic and diluted earnings per share was primarily due to higher net earnings.

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

For the three months ended June 30, 2010, the Company incurred charges, including project costs, of $8.7 million for the Company’s restructuring plans as follows:

	October 2009	April 2009	Other Actions
	Restructuring- related Charges (Note 5)	Restructuring- related Charges (Note 5)	Restructuring- related Charges (Note 5)	Project Costs	Total
Accelerated depreciation charges/project costs	$0.8	$0.1	$-	$3.3	$4.2
Employee termination benefit charges/project costs	0.1	-	(0.4)	3.2	2.9
Contract termination and lease charges	1.6	-	-	-	1.6
Total restructuring-related charges/project costs	$2.5	$0.1	$(0.4)	$6.5	$8.7

The Company incurred $4.2 million of accelerated depreciation charges and project costs in Cost of revenue on the Consolidated Condensed Statements of Earnings.  Total employee termination benefits and contract termination and lease charges of $1.3 million are included in Restructuring and related charges while $3.2 million of related project costs are included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.

For the three months ended June 30, 2010, the Company incurred restructuring and related charges and project costs related to its restructuring plans of $6.0 million in PSSD, $1.2 million in ISD and $1.5 million in All other.

For the six months ended June 30, 2010, the Company incurred charges, including project costs, of $23.3 million for the Company’s restructuring plans as follows:

	October 2009	April 2009	Other Actions
	Restructuring- related Charges (Note 5)	Restructuring- related Charges (Note 5)	Restructuring- related Charges (Note 5)	Project Costs	Total
Accelerated depreciation charges/project costs	$1.8	$2.3	$-	$7.6	$11.7
Employee termination benefit charges/project costs	1.3	0.2	(1.4)	7.1	7.2
Contract termination and lease charges	4.4	-	-	-	4.4
Total restructuring-related charges/project costs	$7.5	$2.5	$(1.4)	$14.7	$23.3

The Company incurred $11.7 million of accelerated depreciation charges and project costs in Cost of revenue on the Consolidated Condensed Statements of Earnings.  Total employee termination benefits and contract termination and lease charges of $4.5 million are included in Restructuring and related charges while $7.1 million of related project costs are included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.

For the six months ended June 30, 2010, the Company incurred restructuring and related charges and project costs related to its restructuring plans of $13.1 million in PSSD, $6.4 million in ISD and $3.8 million in All other.

In the third quarter of 2010, the Company expects savings of approximately $62 million from the 2007, 2008 and 2009 restructuring actions. For the remainder of 2010, due to the April 2009 and October 2009 restructuring actions, the Company expects restructuring and related costs and expenses to be approximately $16 million, with $9 million expected to be incurred in the third quarter.

October 2009 Restructuring Plan

General

Refer to Note 5 of the Notes to Consolidated Condensed Financial Statements for a description of the Company’s October 2009 Restructuring Plan. The Company expects the October 2009 Restructuring Plan to be principally completed by the end of the second quarter of 2011.

The October 2009 Restructuring Plan is expected to impact about 770 positions worldwide. This is a reduction of 55 positions versus previous estimates due to the deferral of a manufacturing project driven by increased demand for the Company’s laser supplies. Total pre-tax charges, including project costs, of approximately $110 million are expected for the October 2009 Restructuring Plan, a reduction of $10 million from previous estimates due to lower than expected global severance costs and the aforementioned manufacturing project deferral. Approximately $27 million of remaining charges are expected to be incurred in 2010 – 2011.  The company expects the total cash cost of this plan to be approximately $95 million.

Lexmark expects the October 2009 Restructuring Plan to generate savings of approximately $70 million in 2010, and ongoing savings beginning in 2011 of approximately $110 million.  These ongoing savings should be split approximately 60% to operating expense and 40% to cost of goods sold.  Ongoing cash savings of approximately $105 million are expected beginning in 2011.

Impact to 2010 Financial Results

For the three months ended June 30, 2010, the Company incurred charges of $9.3 million for the October 2009 Restructuring Plan as follows:

	October 2009
	Restructuring- related Charges (Note 5)	Project Costs	Total
Accelerated depreciation charges/project costs	$ 0.8	$ 3.0	$ 3.8
Employee termination benefit charges/project costs	0.1	3.8	3.9
Contract termination and lease charges	1.6	-	1.6
Total restructuring-related charges/project costs	$ 2.5	$ 6.8	$ 9.3

The Company incurred $3.8 million of accelerated depreciation charges and project costs in Cost of revenue on the Consolidated Condensed Statements of Earnings.  Employee termination benefit and contract termination and lease charges of $1.7 million are included in Restructuring and related charges, and $3.8 million of related project costs are included in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings.

For the three months ended June 30, 2010, the Company incurred restructuring and related charges and project costs related to the October 2009 Restructuring Plan of $6.3 million in PSSD, $1.6 million in ISD and $1.4 million in All other.

For the six months ended June 30, 2010, the Company incurred charges of $19.8 million for the October 2009 Restructuring Plan as follows:

	October 2009
	Restructuring- related Charges (Note 5)	Project Costs	Total
Accelerated depreciation charges/project costs	$ 1.8	$ 5.9	$ 7.7
Employee termination benefit charges/project costs	1.3	6.4	7.7
Contract termination and lease charges	4.4	-	4.4
Total restructuring-related charges/project costs	$ 7.5	$ 12.3	$ 19.8

The Company incurred $7.7 million of accelerated depreciation charges and project costs in Cost of revenue on the Consolidated Condensed Statements of Earnings.  Employee termination benefit and contract termination and lease charges of $5.7 million are included in Restructuring and related charges, and $6.4 million of related project costs are included in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings.

For the six months ended June 30, 2010, the Company incurred restructuring and related charges and project costs related to the October 2009 Restructuring Plan of $13.3 million in PSSD, $3.9 million in ISD and $2.6 million in All other.

Including the $63.5 million of charges incurred in 2009, the Company has incurred $83.3 million of total charges for the October 2009 Restructuring Plan.

Refer to Note 5 of the Notes to Consolidated Condensed Financial Statements for a rollforward of the liability incurred for the October 2009 Restructuring Plan.

April 2009 Restructuring Plan

General

Refer to Note 5 of the Notes to Consolidated Condensed Financial Statements for a description of the Company’s April 2009 Restructuring Plan. The Company expects the April 2009 Restructuring Plan will result in total pre-tax charges of approximately $50 million with cash costs estimated at $10 million. The Company expects the April 2009 Restructuring Plan to be substantially completed by the end of the third quarter of 2010 and currently expects total 2010 savings of more than $20 million.

Impact to 2010 Financial Results

For the three months ended June 30, 2010, the Company incurred charges of $0.1 million for the April 2009 Restructuring Plan as follows:

April 2009
	Restructuring- related Charges (Note 5)	Project Costs	Total
Accelerated depreciation charges/project costs	$ 0.1	$ -	$ 0.1
Total restructuring-related charges/project costs	$ 0.1	$ -	$ 0.1

Accelerated depreciation charges of $0.1 million were incurred in ISD, and are included in Cost of revenue on the Consolidated Condensed Statements of Earnings.

For the six months ended June 30, 2010, the Company incurred charges of $3.1 million for the April 2009 Restructuring Plan as follows:

April 2009
	Restructuring- related Charges (Note 5)	Project Costs	Total
Accelerated depreciation charges/project costs	$ 2.3	$ 0.5	$ 2.8
Employee termination benefit charges/project costs	0.2	0.1	0.3
Total restructuring-related charges/project costs	$ 2.5	$ 0.6	$ 3.1

The Company incurred $2.8 million of accelerated depreciation charges and project costs in Cost of revenue on the Consolidated Condensed Statements of Earnings. Employee termination benefit charges of $0.2 million are included in Restructuring and related charges, and $0.1 million of related project costs are included in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings.

For the six months ended June 30, 2010, the Company incurred restructuring and related charges and project costs related to the April 2009 Restructuring Plan of $0.1 million in PSSD, $2.9 million in ISD and $0.1 million in All other.

 Including the $44.3 million of charges incurred in 2009, the Company has incurred $47.4 million of total charges for the April 2009 Restructuring Plan.

Impact to 2009 Financial Results

For the three months ended June 30, 2009, the Company incurred charges of $23.1 million for the April 2009 Restructuring Plan as follows:

April 2009
	Restructuring- related Charges (Note 5)	Project Costs	Total
Accelerated depreciation charges/project costs	$ 19.7	$ 0.1	$ 19.8
Employee termination benefit charges/project costs	3.3	-	3.3
Total restructuring-related charges/project costs	$ 23.0	$ 0.1	$ 23.1

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

For the six months ended June 30, 2009, the Company incurred charges of $24.7 million for the April 2009 Restructuring Plan as follows:

	April 2009
	Restructuring-related Charges (Note 5)	Project Costs	Total
Accelerated depreciation charges/project costs	$19.7	$0.1	$19.8
Employee termination benefit charges/project costs	4.9	-	4.9
Total restructuring-related charges/project costs	$24.6	$0.1	$24.7

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

Refer to Note 5 of the Notes to Consolidated Condensed Financial Statements for a rollforward of the liability incurred for the April 2009 Restructuring Plan.

Other Restructuring Actions

General

Refer to Note 5 of the Notes to Consolidated Condensed Financial Statements for a description of the Company’s Other Restructuring Actions.

Impact to 2010 Financial Results

For the three months ended June 30, 2010, the Company incurred charges (reversals) of $(0.7) million for the Company’s Other Restructuring Actions as follows:

	Other Actions
	Restructuring-related Charges (Note 5)	Project Costs	Total
Accelerated depreciation charges/project costs	$-	$0.3	$0.3
Employee termination benefit charges/project costs	(0.4)	(0.6)	(1.0)
Total restructuring-related charges/project costs	$(0.4)	$(0.3)	$(0.7)

The Company incurred $0.3 million of project costs related to accelerated depreciation charges in Cost of revenue on the Consolidated Condensed Statements of Earnings.  Employee termination benefit charges (reversals) of $(0.4) million are included in Restructuring and related charges, and $(0.6) million credit of related project costs are included in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings and primarily relates to the gain on the sale of the Company’s manufacturing facility in Mexico described further below.

For the three months ended June 30, 2010, the Company incurred restructuring and related charges (reversals) and project costs related to the Company’s Other Restructuring Actions of $(0.3) million in PSSD, $(0.5) million in ISD and $0.1 million in All other.

For the six months ended June 30, 2010, the Company incurred charges of $0.4 million for the Company’s Other Restructuring Actions as follows:

	Other Actions
	Restructuring- related Charges (Note 5)	Project Costs	Total
Accelerated depreciation charges/project costs	$-	$1.2	$1.2
Employee termination benefit charges/project costs	(1.4)	0.6	(0.8)
Total restructuring-related charges/project costs	$(1.4)	$1.8	$0.4

The Company incurred $1.2 million of project costs related to accelerated depreciation charges in Cost of revenue on the Consolidated Condensed Statements of Earnings.  Employee termination benefit charges (reversals) of $(1.4) million are included in Restructuring and related charges, and $0.6 million of related project costs are included in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings.

For the six months ended June 30, 2010, the Company incurred restructuring and related charges (reversals) and project costs related to the Company’s Other Restructuring Actions of $(0.3) million in PSSD, $(0.4) million in ISD, and $1.1 million in All other.

During the second quarter of 2010, the Company sold one of its inkjet supplies manufacturing facilities in Chihuahua, Mexico for $5.6 million and recognized a $0.5 million pre-tax gain on the sale that is included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.

Impact to 2009 Financial Results

For the three months ended June 30, 2009, the Company incurred charges of $8.6 million for the Company’s Other Restructuring Actions as follows:

	Other Actions
	Restructuring- related Charges (Note 5)	Project Costs	Total
Accelerated depreciation charges/project costs	$0.2	$1.7	$1.9
Employee termination benefit charges/project costs	1.5	4.9	6.4
Contract termination and lease charges	0.3	-	0.3
Total restructuring-related charges/project costs	$2.0	$6.6	$8.6

The Company incurred $1.9 million of accelerated depreciation charges and project costs in Cost of revenue on the Consolidated Condensed Statements of Earnings.  Employee termination benefit and contract termination and lease charges of $1.8 million are included in Restructuring and related charges, and $4.9 million of related project costs are included in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings.

For the three months ended June 30, 2009, the Company incurred restructuring and related charges and project costs related to the Company’s Other Restructuring Actions of $3.8 million in PSSD, $1.4 million in ISD and $3.4 million in All other.

For the six months ended June 30, 2009, the Company incurred charges of $20.0 million for the Company’s Other Restructuring Actions as follows:

	Other Actions
	Restructuring- related Charges (Note 5)	Project Costs	Total
Accelerated depreciation charges/project costs	$2.5	$4.3	$6.8
Employee termination benefit charges/project costs	2.5	10.4	12.9
Contract termination and lease charges	0.3	-	0.3
Total restructuring-related charges/project costs	$5.3	$14.7	$20.0

The Company incurred $6.8 million of accelerated depreciation charges and project costs in Cost of revenue on the Consolidated Condensed Statements of Earnings.  Employee termination benefit and contract termination and lease charges of $2.8 million are included in Restructuring and related charges, and $10.4 million of related project costs are included in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings.

For the six months ended June 30, 2009, the Company incurred restructuring and related charges and project costs related to the Company’s Other Restructuring Actions of $5.2 million in PSSD, $2.7 million in ISD and $12.1 million in All other.

Refer to Note 5 of the Notes to Consolidated Condensed Financial Statements for a rollforward of the liability incurred for the Company’s Other Restructuring Actions.

ACQUISITION-RELATED ADJUSTMENTS

In connection with acquisitions, Lexmark incurs costs and adjustments (referred to as “acquisition-related adjustments”) that affect the Company’s financial results.  These acquisition-related adjustments result from business combination accounting rules as well as expenses that would otherwise have not been incurred by the Company if acquisitions had not taken place.

The following pre-tax acquisition-related adjustments affected the Company’s financial results for the three and six months ended June 30, 2010.

Acquisition-related Adjustments
Adjustment to revenue	$ 2.0
Amortization of intangible assets	1.3
Acquisition and integration costs	5.1
Total acquisition-related adjustments	$ 8.4

Adjustments to revenue result from business combination accounting rules when deferred revenue balances for service contracts assumed as part of acquisitions are adjusted down to fair value. Fair value approximates the cost of fulfilling the service obligation, plus a reasonable profit margin. Subsequent to acquisitions, the Company analyzes the amount of amortized revenue that would have been recognized had the acquired company remained independent and had the deferred revenue balances not been adjusted to fair value. The $2.0 million downward adjustment to revenue for the three and six months ended June 30, 2010 is reflected in Revenue presented on the Company’s Consolidated Condensed Statements of Earnings. The Company expects pre-tax adjustments to deferred revenue of approximately $10 million for the remainder of 2010, with $6 million expected in the third quarter of 2010.  For full year 2011, the Company expects pre-tax adjustments to deferred revenue of approximately $3 million.

Due to business combination accounting rules, intangible assets are recognized as a result of acquisitions which were not previously presented on the balance sheet of the acquired company. These intangible assets consist primarily of purchased technology, customer relationships, trade names, in-process R&D and non-compete agreements. Subsequent to the acquisition date, some of these intangible assets begin amortizing and represent an expense that would not have been recorded had the acquired company remained independent. For the three and six months ended June 30, 2010, the Company incurred $1.0 million in Cost of revenue and  $0.3 million in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings for the amortization of intangible assets. The Company expects pre-tax adjustments for the amortization of intangible assets of approximately $10 million for the remainder of 2010, with $5 million expected in the third quarter of 2010.  For full year 2011, the Company expects charges for the amortization of intangible assets of approximately $20 million.

In connection with its acquisitions, the Company incurs acquisition and integration expenses that would not have been incurred otherwise. The acquisition costs include items such as investment banking fees, legal and accounting fees, and costs of retention bonus programs for the senior management of the acquired company. Integration costs may consist of information technology expenses, consulting costs and travel expenses. The costs are expensed as incurred. For the three and six months ended June 30, 2010, the Company incurred $5.1 million in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings for acquisition and integration costs. The Company expects pre-tax adjustments for acquisition and integration expenses of approximately $1 million for the remainder of 2010, with the majority of these expenses expected to be incurred in the third quarter of 2010.  For full year 2011, the Company does not expect a material amount of charges for acquisition and integration expenses.

FINANCIAL CONDITION

Lexmark’s financial position remained strong at June 30, 2010, with working capital of $871.7 million compared to $948.9 million at December 31, 2009. The $77.2 million decrease in working capital accounts was driven by $125.7 million net decrease in Cash and cash equivalents and current Marketable securities. The Company acquired Perceptive Software in the second quarter of 2010 for $280 million cash consideration, which shifted a substantial amount of assets to noncurrent assets, primarily intangible assets and goodwill. This decrease was offset partially by cash flows generated from operations, which were heavily invested in marketable securities particularly in the first quarter of 2010.

The following table summarizes the results of the Company’s Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30
(Dollars in millions)	2010	2009
Net cash flow provided by (used for):
Operating activities	$ 236.9	$ (1.7)
Investing activities	(490.6)	(130.2)
Financing activities	(12.1)	(6.0)
Effect of exchange rate changes on cash	(4.1)	0.4
Net change in cash and cash equivalents	$ (269.9)	$ (137.5)

The Company’s primary source of liquidity has been cash generated by operations, which generally has been sufficient to allow the Company to fund its working capital needs and finance its capital expenditures. Management believes that cash provided by operations will continue to be sufficient to meet operating and capital needs for the next twelve months. However, in the event that cash from operations is not sufficient, the Company has a substantial cash and short term marketable securities balance and other potential sources of liquidity through utilization of its accounts receivable financing program, revolving credit facility or other financing sources. As of June 30, 2010 and December 31, 2009, the Company held $1.0 billion and $1.1 billion, respectively, in cash, cash equivalents and current marketable securities.

At June 30, 2010 and December 31, 2009, the Company had senior note debt of $649.0 million and $648.9 million, respectively, net of discount. A discussion of the Company’s senior note debt, accounts receivable financing program and revolving credit facility is included in the Financing activities section to follow.

Operating activities

Cash flow from operations for the six months ended June 30, 2009 was negative reflecting the impact of economic conditions on the Company’s profitability as well as global pension contributions made during the period. However, earnings and cash flow for the six months ended June 30, 2010 showed significant recovery from weak levels in early 2009. The $238.6 million increase in cash flow from operating activities for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 was driven by the following factors.

Net earnings increased $104.2 million in the first half of 2010 as compared to the first half of 2009. The non-cash adjustment for depreciation and amortization decreased $13.4 million YTY driven by the decrease in accelerated depreciation in 2010 related to the Company’s restructuring actions.

Changes in Accounts payable balances contributed $166.6 million to the increase in cash flow from operating activities for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. Accounts payable decreased $139.6 million during the first six months of 2009 and increased $27.0 million during the first six months of 2010. The fluctuation between the activity in 2009 and that of 2010 is primarily driven by greater demand in 2010 coupled with a longer payment cycle. The company implemented more favorable payment terms in the second half of 2009. Furthermore, the year-end Accounts payable balance was considerably higher at December 31, 2008 compared to December 31, 2009 and is a significant factor in the Company’s 2009 and 2010 cash flows, respectively.

The decrease in Accrued liabilities and Other assets and liabilities, collectively, was $52.4 million less in the first six months of 2010 compared to that of 2009. The largest single factor behind the favorable YTY change was pension funding of $84.4 million during the first six months of 2009 that resulted from the steep decline in the fair value of pension plan assets in 2008. Pension and postretirement net contributions for the first six months of 2010 were only $2.4 million, though the Company anticipates funding obligations of approximately $10 million in 2010. Looking forward, the Company is currently assuming pension and postretirement funding requirements for 2011 and 2012 of $30 million to $35 million per year based on factors that were present as of December 31, 2009. Actual future pension and postretirement funding requirements beyond 2010 will be impacted by various factors, including actual pension asset returns and interest rates used for discounting future liabilities. The positive YTY fluctuation in pension funding was offset partially by various items, including the receipt of a $19.8 million income tax refund from the IRS in the second quarter of 2009 related to 2008 estimated tax payments. The Company did not receive a refund of this magnitude in the first six months of 2010.

The following factors reduced the positive impacts on YTY cash flow from operating activities described above.

The reduction in Inventories balances was $45.4 million more in the first six months of 2009 compared to that of 2010, $35.4 million for PSSD inventories and $10.0 million for ISD inventories. Inventories decreased $63.7 million during the first six months of 2009 and $18.3 million during the first six months of 2010. The greater decrease in 2009 was driven by the Company’s increased focus on inventory management initiated in the second quarter of 2009 in response to challenging economic conditions that negatively impacted the Company in the first quarter of 2009. The Company did not reduce its inventory levels to such extent in 2010 due to greater customer demand.

Trade receivables increased $25.5 million during the first half of 2010 and decreased $12.0 million during the first half of 2009, a YTY fluctuation of $37.5 million. The fluctuation was largely due to stronger sales in the second quarter of 2010 compared to that of 2009 driven by the increased customer demand mentioned previously.

	Jun-10	Dec-09	Jun-09	Dec-08
Days of sales outstanding	42	36	41	36
Days of inventory	47	47	54	51
Days of payables	74	67	60	65
Cash conversion days	14	16	35	22

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

Other Notable Items

As of June 30, 2010, the Company has accrued approximately $58.3 million for pending copyright fee issues, including litigation proceedings, local legislative initiatives and/or negotiations with the parties involved. These accruals are included in Accrued liabilities on the Consolidated Condensed Statements of Financial Position. Refer to Part I, Item 1, Note 16 of the Notes to Consolidated Condensed Financial Statements for additional information. The payment(s) of these fees could have a material impact on the Company’s future operating cash flows.

Investing activities

The $360.4 million increase in net cash flows used for investing activities for the first half of 2010 compared to the first half of 2009 was driven by the $172.6 million YTY net increase in cash flows used for marketable securities investments and the $262.8 million YTY increase in business acquisitions. These activities were offset partially by the $66.9 million YTY decrease in capital spending. The Company’s marketable securities, business acquisitions, and capital spending activities are discussed below.

Marketable securities

The Company increased its marketable securities investments by $143.5 million in the first half of 2010. The Company decreased its marketable securities investments by $29.1 million in the first half of 2009. The increase in marketable securities spending in 2010, which occurred in the first quarter, was driven by strong cash flows provided by operations as well as lower capital spending in 2010. Additionally, the Company made pension contributions from available cash during the first half of 2009 that did not allow the Company to invest these funds in marketable securities during the period.

The Company’s investments in marketable securities are classified and accounted for as available-for-sale and reported at fair value. At June 30, 2010 and December 31, 2009, the Company’s marketable securities portfolio consisted of asset-backed and mortgage-backed securities, corporate debt securities, preferred and municipal debt securities, U.S. government and agency debt securities, international government, and certificates of deposit. The Company’s auction rate securities, valued at $22.1 million and $22.0 at June 30, 2010 and December 31, 2009, respectively, were reported in the noncurrent assets section of the Company’s Consolidated Condensed Statements of Financial Position with the exception of $0.1 million included in current assets at June 30, 2010. In addition, it is the Company’s understanding that the issuer of one of its auction rate securities intends to refund all of the securities at par in the third quarter of 2010. These investments, which have a par value and fair value of $4.2 million, were maintained in noncurrent assets at June 30, 2010. In July 2010, the issuer, in fact, redeemed $2.6 million of these securities at par.

The Company assesses its marketable securities for other-than-temporary declines in value in accordance with the model provided under the FASB’s amended guidance, which was adopted in the second quarter of 2009. There were no major developments in the first half of 2010 with respect to OTTI of the Company’s marketable securities. Specifically regarding the Company’s auction rate securities, the most illiquid securities in the portfolio, Lexmark has previously recognized OTTI on only one security due to credit events involving the issuer and the insurer. Because of the Company’s liquidity position, it is not more likely than not that the Company will be required to sell the auction rate securities until liquidity in the market or optional issuer redemption occurs. The Company could also hold the securities to maturity if it chooses. Additionally, if Lexmark required capital, the Company has available liquidity through its accounts receivable program and revolving credit facility. Given these circumstances, the Company would only have to recognize OTTI on its auction rate securities if the present value of the expected cash flows is less than the amortized cost of the individual security.

The Company generally employs a market approach in valuing its marketable securities, using quoted market prices or other observable market data when available. In certain instances, when observable market data is lacking, fair values are determined using valuations techniques consistent with the income approach whereby future cash flows are converted to a single discounted amount. The Company uses multiple third parties to report the fair values of the securities in which Lexmark is invested, though the responsibility of valuation remains with the Company’s management. Most of the securities’ fair values are based upon a consensus price method, whereby prices from a variety of industry data providers are input into a distribution-curve based algorithm to determine the most appropriate fair value. Starting in the first quarter of 2010, the Company acquired access to additional sources of pricing, trading, and other market data in order to enhance its process of corroborating fair values and testing default level assumptions. The Company assesses the quantity of pricing sources available, variability in the prices provided, trading activity, and other relevant data in performing this process.

Level 3 measurements were roughly 5% of the Company’s total available-for-sale marketable securities portfolio at June 30, 2010 compared to 4% at December 31, 2009 and 3% at June 30, 2009.

Refer to Part I, Item 1, Note 2 of the Notes to Consolidated Condensed Financial Statements for additional information regarding fair value measurements and Level 3 activity. Refer to Part I, Item 1, Note 6 of the Notes to Consolidated Condensed Financial Statements for additional information regarding marketable securities.

Business acquisitions

The YTY increase in cash flows used to acquire businesses was driven by the acquisition of Perceptive Software in the second quarter of 2010 for $280 million cash consideration, or $266.8 million net of cash acquired. Perceptive Software is an ECM software company and a provider of a broad range of strong industry solutions. The acquisition enables Lexmark to immediately participate in the adjacent, growing market segment of ECM software solutions. It also provides additional revenue streams in software maintenance and professional services that are not paper usage dependent.

In the first quarter of 2009, the Company completed its acquisition of a wholesale company for $10.7 million, net of cash acquired. The wholesaler was purchased for its current customer base and established presence in Eastern Europe.

Refer to Item 1, Note 3 of the Notes to Consolidated Condensed Financial Statements for additional information regarding business combinations.

Capital expenditures

For the six months ended June 30, 2010 and 2009, the Company spent $79.8 million and $146.7 million, respectively, on capital expenditures. The capital expenditures for 2010 principally related to infrastructure support (including internal-use software expenditures), new product development and capacity expansion. The Company expects capital expenditures to be approximately $185 million for full year 2010, a lower need than full year 2009 capital expenditures of $242 million. Capital expenditures for 2010 will be attributable mostly to infrastructure support and new product development and are expected to be funded through cash from operations; however, if necessary, the Company may use existing cash, cash equivalents, and proceeds from sales of marketable securities or additional sources of liquidity as discussed below.

Financing activities

Cash flows used for financing activities were $12.1 million for the first half of 2010, primarily due to the decrease in bank overdrafts of $9.2 million included in Other as well as the $3.1 million repayment of long term debt assumed by the Company in the second quarter acquisition of Perceptive Software. Cash flows used for financing activities were $6.0 million for the first half of 2009, largely due to the $6.6 million decrease in short-term debt of the Company’s subsidiary in Brazil during the period. Additional information regarding the Company’s financing activities is included below.

Share repurchases

The Company did not repurchase shares of its Class A Common Stock during the first six months of 2010 or 2009. As of June 30, 2010, there was approximately $491 million of remaining share repurchase authority from the Board of Directors. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. Refer to Part I, Item 1, Note 10 of the Notes to Consolidated Condensed Financial Statements for additional information regarding share repurchases.

Senior note debt

In May 2008, the Company completed a public debt offering of $650 million aggregate principal amount of fixed rate senior unsecured notes. The notes are split into two tranches of five- and ten-year notes respectively. The five-year notes with an aggregate principal amount of $350 million and 5.9% coupon were priced at 99.83% to have an effective yield to maturity of 5.939% and will mature June 1, 2013 (referred to as the “2013 senior notes”). The ten-year notes with an aggregate principal amount of $300 million and 6.65% coupon were priced at 99.73% to have an effective yield to maturity of 6.687% and will mature June 1, 2018 (referred to as the “2018 senior notes”). At June 30, 2010 and December 31, 2009, the outstanding balance of senior note debt was $649.0 million and $648.9 million, respectively, net of discount.

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

The maximum capital availability under the trade receivables facility is $100 million. In October 2009, the term of the facility was extended to October 1, 2010. There were no secured borrowings outstanding under the trade receivables facility at June 30, 2010 or December 31, 2009.

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

Interest on all borrowings under the New Facility depends upon the type of loan, namely alternative base rate borrowings, swingline loans or eurocurrency borrowings. Alternative base rate borrowings bear interest at the greater of the prime rate, the federal funds rate plus one-half of one percent, or the Adjusted LIBO Rate (as defined in the New Facility) plus one percent. Swingline loans (limited to $50 million) bear interest at an agreed upon rate at the time of the borrowing. Eurocurrency loans bear interest at the sum of (i) LIBOR for the applicable currency and interest period and (ii) the credit default swap spread as defined in the New Facility subject to a floor of 2.5% and a cap of 4.5%. In addition, Lexmark is required to pay a commitment fee on the unused portion of the New Facility of 0.40% to 0.75% based upon the Company’s debt ratings. The interest and commitment fees are payable at least quarterly.

As of June 30, 2010 and December 31, 2009, there were no amounts outstanding under the New Facility.

Additional information related to the New Facility can be found in the Form 8-K and Form 8-K/A reports that were filed with the SEC by the Company on August 21, 2009 and August 28, 2009, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 17 to the Consolidated Condensed Financial Statements in Item 1 for a description of recent accounting pronouncements which is incorporated herein by reference. There are no known material changes and trends nor any recognized future impact of new accounting guidance beyond the disclosures provided in Note 17.

Item 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s financial instruments and positions represents the potential loss arising from adverse changes in interest rates and foreign currency exchange rates.

Interest Rates

At June 30, 2010, the fair value of the Company’s senior notes was estimated at $709.6 million using quoted market prices obtained from an independent broker. The fair value of the senior notes exceeded the carrying value as recorded in the Consolidated Condensed Statements of Financial Position at June 30, 2010, by approximately $60.6 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $13.3 million at June 30, 2010.

See the section titled “FINANCIAL CONDITION - Investing activities:” in Item 2 of this report for a discussion of the Company’s auction rate securities portfolio which is incorporated herein by reference.

Foreign Currency Exchange Rates

The Company has employed, from time to time, a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the Company’s functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the Company is exposed include the Euro, the Canadian dollar, the British pound, the Philippine peso, the Mexican peso, as well as other currencies. Exposures may be hedged with foreign currency forward contracts, put options, and call options generally with maturity dates of twelve months or less. The potential gain in fair value at June 30, 2010 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $1.5 million. This gain would be mitigated by corresponding losses on the underlying exposures.

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

Changes in Internal Control over Financial Reporting

As discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, the Company is in the process of implementing a new global enterprise resource planning (ERP) system.  That process began with regional implementation in EMEA during the fourth quarter of 2009 and continued during the second quarter of 2010. The Company also continues to centralize certain accounting and finance functions in EMEA to shared service centers. As a result of these actions, there continue to be changes to EMEA processes and procedures that impact internal controls over financial reporting. While management believes the changed controls along with additional compensating controls relating to financial reporting for affected processes are adequate and effective, management is continuing to evaluate and monitor the changes in controls and procedures as processes in each of these areas evolve. Except for the changes noted above, there has been no change in the Company’s internal control over financial reporting that has occurred during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.              LEGAL PROCEEDINGS

The information required by this item is set forth in Note 16 of the “Notes to Consolidated Condensed Financial Statements” contained in Part 1, Item 1 of this report, and is incorporated herein by reference.  Other than the material developments reported in Note 16, there have been no material developments to the legal proceedings previously disclosed in Part II, Item 8, Note 17 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 1A.      RISK FACTORS

Other than the update below, there have been no material changes in the Company’s risk factors that have been previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

We may fail to realize all of the anticipated benefits of the acquisition of Perceptive Software

Our ability to realize the anticipated benefits of the Perceptive Software acquisition is subject to certain risks including, but not limited to, the risks that: the future business operations of Perceptive Software will not be successful; customer retention, expense synergies and revenue expansion goals for Perceptive Software will not be met; disruptions from the transaction will harm relationships with Perceptive Software’s existing customers, employees and suppliers; and intangible assets and goodwill recognized in the acquisition could become impaired if subsequent measurements of fair value and implied value, respectively, do not support the carrying values of such assets.

Item 6.                   EXHIBITS

A list of exhibits is set forth in the Exhibit Index found on page 60 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, both on behalf of the registrant and in his capacity as principal accounting officer of the registrant.

Lexmark International, Inc.
(Registrant)

August 6, 2010

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statement of Earnings for the three and six month periods ended June 30, 2010 and 2009, (ii) the Consolidated Statement of Financial Position at June 30, 2010 and December 31, 2009, (iii) the Consolidated Statement of Cash Flows for the six months ended June 30, 2010 and 2009 and (iv) the notes to the Consolidated Financial Statements.