Form 10-Q
period 2010-09-30
LEXMARK INTERNATIONAL INC /KY/
filed 2010-11-03
CIK 1001288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2010

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

The registrant had 78,564,373 shares outstanding (excluding shares held in treasury) of Class A Common Stock, par value $0.01 per share, as of the close of business on October 29, 2010.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

		Page of Form 10-Q
	PART I – FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS
	Consolidated Condensed Statements of Earnings
	Three and Nine Months Ended September 30, 2010 and 2009	2
	Consolidated Condensed Statements of Financial Position
	As of September 30, 2010 and December 31, 2009	3
	Consolidated Condensed Statements of Cash Flows
	Nine Months Ended September 30, 2010 and 2009	4
	Notes to Consolidated Condensed Financial Statements	5
Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	35
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	55
Item 4.	CONTROLS AND PROCEDURES	56

	PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	57
Item 1A.	RISK FACTORS	57
Item 6.	EXHIBITS	57

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

PART I – FINANCIAL INFORMATION

Item 1.              FINANCIAL STATEMENTS

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009

Revenue	$1,019.7	$958.0	$3,095.7	$2,806.7
Cost of revenue	658.5	645.1	1,969.7	1,879.6
Gross profit	361.2	312.9	1,126.0	927.1

Research and development	91.4	91.7	272.4	282.0
Selling, general and administrative	178.1	160.5	505.2	474.4
Restructuring and related charges (reversals)	(1.5)	36.7	3.0	44.4
Operating expense	268.0	288.9	780.6	800.8
Operating income	93.2	24.0	345.4	126.3

Interest (income) expense, net	6.5	4.8	18.9	14.9
Other (income) expense, net	(0.8)	4.3	0.3	4.2
Net impairment losses on securities	-	1.6	0.2	2.4
Earnings before income taxes	87.5	13.3	326.0	104.8

Provision for income taxes	15.5	3.3	73.6	18.6
Net earnings	$72.0	$10.0	$252.4	$86.2

Net earnings per share:
Basic	$0.92	$0.13	$3.21	$1.10
Diluted	$0.90	$0.13	$3.18	$1.10

Shares used in per share calculation:
Basic	78.6	78.3	78.6	78.2
Diluted	79.7	78.6	79.4	78.5

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
(In Millions, Except Par Value)
(Unaudited)
	September 30 2010	December 31 2009
ASSETS
Current assets:
Cash and cash equivalents	$522.4	$459.3
Marketable securities	597.0	673.2
Trade receivables, net of allowances of $28.0 in 2010 and $33.7 in 2009	465.8	424.9
Inventories	391.9	357.3
Prepaid expenses and other current assets	263.6	226.0
Total current assets	2,240.7	2,140.7

Property, plant and equipment, net	896.5	914.9
Marketable securities	17.3	22.0
Goodwill	180.8	23.7
Intangibles, net	161.6	19.8
Other assets	166.2	233.1
Total assets	$3,663.1	$3,354.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$547.1	$510.1
Accrued liabilities	714.5	681.7
Total current liabilities	1,261.6	1,191.8

Long-term debt	649.1	648.9
Other liabilities	456.4	499.9
Total liabilities	2,367.1	2,340.6

Contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1.6 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value:
Class A, 900.0 shares authorized; 78.5 and 78.1 outstanding in 2010 and 2009, respectively	0.9	0.9
Class B, 10.0 shares authorized; no shares issued and outstanding	-	-
Capital in excess of par	832.1	820.0
Retained earnings	1,092.2	839.8
Treasury stock, net; at cost; 15.1 shares in 2010 and 2009	(404.5)	(404.5)
Accumulated other comprehensive loss	(224.7)	(242.6)
Total stockholders' equity	1,296.0	1,013.6
Total liabilities and stockholders' equity	$3,663.1	$3,354.2

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)
	Nine Months Ended September 30
	2010	2009
Cash flows from operating activities:
Net earnings	$252.4	$86.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	144.1	157.7
Deferred taxes	(5.3)	(5.9)
Stock-based compensation expense	13.4	15.0
Tax shortfall from employee stock plans	(2.0)	(5.0)
Gain on sale of facilities	(0.5)	-
Other	3.6	4.9
Change in assets and liabilities:
Trade receivables	(14.7)	(15.9)
Inventories	(34.6)	95.6
Accounts payable	34.5	(76.7)
Accrued liabilities	39.8	(51.5)
Other assets and liabilities	(63.6)	(58.8)
Net cash flows provided by operating activities	367.1	145.6

Cash flows from investing activities:
Purchases of property, plant and equipment	(108.2)	(197.5)
Purchases of marketable securities	(882.9)	(571.7)
Proceeds from sales/maturities of marketable securities	967.2	611.9
Purchases of companies net of cash acquired	(273.5)	(10.7)
Proceeds from sales of facilities	5.6	-
Other	0.6	(1.7)
Net cash flows used for investing activities	(291.2)	(169.7)

Cash flows from financing activities:
Decrease in short term debt	-	(6.6)
Repayment of long term debt	(3.1)	-
Proceeds from employee stock plans	0.5	-
Tax windfall from employee stock plans	0.1	-
Other	(10.3)	(0.6)
Net cash flows used for financing activities	(12.8)	(7.2)
Effect of exchange rate changes on cash	-	2.6
Net change in cash and cash equivalents	63.1	(28.7)
Cash and cash equivalents - beginning of period	459.3	279.2
Cash and cash equivalents - end of period	$522.4	$250.5

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

2.           FAIR VALUE

General

The accounting guidance for fair value measurements defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles ("GAAP"), and requires disclosures about fair value measurements. The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As part of the framework for measuring fair value, the guidance establishes a hierarchy of inputs to valuation techniques used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Based on
		Quoted prices in	Other observable	Unobservable
	Fair value at	active markets	inputs	inputs
	Sept. 30, 2010	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Government & agency debt securities	$187.3	$153.3	$34.0	$-
Corporate debt securities	343.1	-	339.1	4.0
Asset-backed and mortgage-backed securities	65.0	-	58.6	6.4
Auction rate securities - municipal debt	1.6	-	-	1.6
Total available-for-sale marketable securities - ST	597.0	153.3	431.7	12.0

Foreign currency derivatives (1)	1.0	-	1.0	-

Auction rate securities - municipal debt	14.0	-	-	14.0
Auction rate securities - preferred	3.3	-	-	3.3
Total available-for-sale marketable securities - LT	17.3	-	-	17.3
Total	$615.3	$153.3	$432.7	$29.3

(1) Foreign currency derivative assets are included in Prepaid expenses and other current assets on the Consolidated Condensed Statements of Financial Position.

Refer to Note 14 for disclosure of derivative assets and liabilities on a gross basis.

Excluded from the 2010 fair value table above were financial instruments included in Cash and cash equivalents on the Consolidated Condensed Statements of Financial Position. The Company’s policy is to consider all highly liquid investments with an original maturity of three months or less at the Company’s date of purchase to be cash equivalents. Investments considered cash equivalents included approximately $377.9 million of money market funds and $14.8 million of agency discount notes at September 30, 2010. The amortized cost of these investments closely approximates fair value in accordance with the Company’s policy regarding cash equivalents. The fair value of these instruments is readily determinable using the methods described below for marketable securities or, in the case of money market funds, based on the fair value per share (unit) determined and published as the basis for current transactions.

For purposes of comparison, the following information relates to fair value measurements as of September 30, 2009.

		Based on
		Quoted prices in	Other observable	Unobservable
	Fair value at	active markets	inputs	inputs
	Sept. 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Government & agency debt securities	$450.1	$445.2	$4.9	$-
Corporate debt securities	152.0	-	151.1	0.9
Asset-backed and mortgage-backed securities	56.2	-	52.0	4.2
Total Available-for-sale marketable securities - ST	658.3	445.2	208.0	5.1

Auction rate securities - municipal debt	18.5	-	-	18.5
Auction rate securities - preferred	3.2	-	-	3.2
Available-for-sale marketable securities - LT	21.7	-	-	21.7
Total	$680.0	$445.2	$208.0	$26.8

Liabilities measured at fair value on a recurring basis:
Foreign currency derivatives (1)	$0.3	$-	$0.3	$-
Total	$0.3	$-	$0.3	$-

1) Foreign currency derivative liabilities are included in Accrued liabilities on the Consolidated Condensed Statements of Financial Position.

Excluded from the 2009 fair value table above were financial instruments included in Cash and cash equivalents on the Consolidated Condensed Statements of Financial Position. Investments considered cash equivalents, which closely approximate fair value, included $131.0 million of money market funds, $12.0 million of agency discount notes and $5.7 million of treasury bills at September 30, 2009.

The following tables present additional information about Level 3 assets measured at fair value on a recurring basis for the three and nine months ended September 30, 2010:

Available-for-sale marketable securities

Three Months Ended, September 30, 2010	Total Level 3	Corporate debt	AB and MB	ARS - muni debt	ARS - preferred
	securities	securities	securities	securities	securities
Balance, beginning of period	$38.1	$9.4	$6.6	$18.8	$3.3
Realized and unrealized gains/(losses) included in earnings	0.1	0.1	-	-	-
Unrealized gains/(losses) included in OCI - OTTI securities	-	(0.2)	0.1	0.1	-
Unrealized gains/(losses) included in OCI - All other	(0.6)	(0.2)	0.1	(0.5)	-
Purchases	-	-	-	-	-
Sales and redemptions	(5.7)	(2.5)	(0.4)	(2.8)	-
Transfers in	-	-	-	-	-
Transfers out	(2.6)	(2.6)	-	-	-
Balance, end of period	$29.3	$4.0	$6.4	$15.6	$3.3

Nine Months Ended, September 30, 2010	Total Level 3	Corporate debt	AB and MB	ARS - muni debt	ARS - preferred
	securities	securities	securities	securities	securities
Balance, beginning of period	$25.4	$1.0	$2.4	$18.6	$3.4
Realized and unrealized gains/(losses) included in earnings	(0.1)	-	(0.1)	-	-
Unrealized gains/(losses) included in OCI - OTTI securities	0.8	-	0.4	0.4	-
Unrealized gains/(losses) included in OCI - All other	(0.2)	0.1	0.3	(0.5)	(0.1)
Purchases	8.4	8.4	-	-	-
Sales and redemptions	(7.0)	(2.6)	(1.5)	(2.9)	-
Transfers in	10.4	5.1	5.3	-	-
Transfers out	(8.4)	(8.0)	(0.4)	-	-
Balance, end of period	$29.3	$4.0	$6.4	$15.6	$3.3

OCI = Other comprehensive income
AB = Asset-backed
MB = Mortgage-backed
ARS = Auction rate security

Realized and unrealized losses included in earnings during the nine months ended September 30, 2010 included $0.1 million of other-than-temporary impairments (“OTTI”) of Level 3 mortgage-backed securities that were held by the Company at September 30, 2010. OTTI is recorded in Net Impairment Losses on Securities on the Consolidated Condensed Statements of Earnings. Sales and redemptions in 2010 include sales of Lehman Brothers debt securities in the third quarter, which resulted in no additional losses.  The Company’s remaining investment in Lehman Brothers debt securities is valued at $0.5 million.

For purposes of comparison, the following tables present additional information about Level 3 assets measured at fair value on a recurring basis for the three and nine months ended September 30, 2009:

Available-for-sale marketable securities

Three Months Ended, September 30, 2009	Total Level 3	Corporate debt	AB and MB	ARS - muni debt	ARS - preferred
	securities	securities	securities	Securities	securities
Balance, beginning of period	$21.6	$0.8	$0.4	$17.3	$3.1
Realized and unrealized gains/(losses) included in earnings	(1.5)	(0.8)	-	(0.7)	-
Unrealized gains/(losses) included in comprehensive income	3.4	0.9	0.2	2.2	0.1
Purchases, issuances, and settlements, net	(0.7)	-	(0.4)	(0.3)	-
Transfers in and/or out of Level 3	4.0	-	4.0	-	-
Balance, end of period	$26.8	$0.9	$4.2	$18.5	$3.2

Nine Months Ended, September 30, 2009	Total Level 3	Corporate debt	AB and MB	ARS - muni debt	ARS - preferred
	securities	securities	securities	Securities	securities
Balance, beginning of period	$26.1	$0.9	$0.5	$20.8	$3.9
Pre-tax cumulative effect adj – Retained earnings *	2.1	1.4	-	0.7	-
Pre-tax cumulative effect adj – Accum Other Comp Loss *	(2.1)	(1.4)	-	(0.7)	-
Realized and unrealized gains/(losses) included in earnings	(2.2)	(1.2)	(0.3)	(0.7)	-
Unrealized gains/(losses) included in comprehensive income	(0.2)	1.6	0.1	(1.2)	(0.7)
Purchases, issuances, and settlements, net	(1.2)	(0.4)	(0.4)	(0.4)	-
Transfers in and/or out of Level 3	4.3	-	4.3	-	-
Balance, end of period	$26.8	$0.9	$4.2	$18.5	$3.2
* Adoption of new accounting guidance regarding recognition and presentation of other-than-temporary impairments
AB = Asset-backed
MB = Mortgage-backed
ARS = Auction rate security

Realized and unrealized losses of $1.5 million during the third quarter of 2009 were made up almost entirely of other-than-temporary impairments, included in Net Impairment Losses on Securities on the Consolidated Condensed Statements of Earnings, related to the Company’s Level 3 assets. These losses were calculated in accordance with the FASB’s amended other-than-temporary impairment guidance (“FASB OTTI guidance”) implemented by the Company in the second quarter of 2009. Of this amount, $0.8 million represents credit losses recognized for Lehman Brothers debt securities and $0.7 million represents credit losses recognized for one of the Company’s municipal auction rate securities, both of which were held by the Company at September 30, 2009. Realized and unrealized losses of $2.2 million during the nine months ended September 30, 2009 were recognized in the Consolidated Condensed Statements of Earnings related to the Company’s Level 3 assets, nearly all of which related to assets still held at September 30, 2009. Of this amount, $2.0 million was recognized in Net Impairment Losses on Securities in the second and third quarter of 2009 under the new FASB OTTI guidance and $0.2 million was recognized in Other (income) expense, net in the first quarter of 2009 under the prior FASB OTTI guidance. The year to date September 30, 2009 total is primarily driven by credit losses related to Lehman Brothers debt securities of approximately $1.2 million that took place in the second and third quarter as well as the $0.7 million third quarter credit loss described above related to one of the Company’s municipal auction rate securities. It should be noted that all of the 2009 charges related to Lehman Brothers and nearly all of the 2009 charge related to the municipal auction rate security are recycled charges that were recognized in 2008 and partially reversed through Retained earnings on April 1, 2009 in the transition adjustment required under the amended FASB OTTI guidance.

Transfers

Effective in the first quarter of 2010, the Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy as of the beginning of the reporting period.

The Company transferred, on a gross basis, $47.1 million from Level 1 to Level 2 due to lower levels of market activity for certain U.S. agency debt securities noted during the nine months ended September 30, 2010. The fair values of the Company’s U.S. agency debt securities are generally categorized as Level 1 but may be downgraded based on the Company’s assessment of market activity for individual securities. Of the $47.1 million, $11.6 million occurred in the third quarter of 2010. The Company also transferred, on a gross basis, $1.7 million of U.S. agency debt securities from Level 2 to Level 1 due to the securities resuming higher levels of market activity in the third quarter of 2010.

Additionally, as indicated in the table above, the Company transferred, on a gross basis, $10.4 million of corporate debt, asset-backed and mortgage-backed securities from Level 2 to Level 3 during the nine months ended September 30, 2010. The Company has been unable to corroborate the consensus price of these securities with a sufficient level of observable market data to maintain Level 2 classification. The Company also transferred, on a gross basis, $8.4 million of corporate debt and mortgage-backed securities from Level 3 to Level 2 as the Company was able to obtain information demonstrating that the prices were observable in the market as of September 30, 2010. Nearly all of the Transfers in and/or out of Level 3 for the nine months ended September 30, 2009 were transfers in to Level 3 and were driven primarily by the third quarter reclassification of certain asset-backed and mortgage-backed securities. The Company believed that a Level 3 classification was appropriate due to several reasons including a low number of inputs used in the consensus price default methodology and the use of unobservable inputs in certain fair value measurements.

Valuation Techniques

Marketable Securities – General

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

The Company uses multiple third parties to report the fair values of its marketable securities, though the responsibility of valuation remains with the Company’s management. Most of the securities’ fair values are based upon a consensus price method, whereby prices from a variety of industry data providers are input into a distribution-curve based algorithm to determine the most appropriate fair value. Starting in the first quarter of 2010, the Company acquired access to additional sources of pricing, trading, and other market data in order to enhance its process of corroborating fair values and testing default level assumptions. The Company assesses the quantity of pricing sources available, variability in the prices provided, trading activity, and other relevant data in performing this process.

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

Corporate debt securities

The corporate debt securities in which the Company is invested most often have multiple sources of pricing with relatively low dispersion and are valued using the consensus price method. The fair values of these securities are generally classified as Level 2. Certain of these securities, however, are classified as Level 3 because the Company was unable to corroborate the consensus price of these securities with a sufficient level of observable market data due to a low number of observed trades or pricing sources. The Company also categorizes as Level 3 the fair value of its Lehman Brothers corporate debt securities, which were measured using an income approach or, more specifically, a discounted cash flow analysis based on a detailed examination of the bankruptcy proceedings.

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

During 2009, the Company valued a small number of asset-backed and mortgage-backed securities using a discounted cash flow approach rather than the consensus price method described above. During 2010, the consensus price was corroborated within a reasonable range of fair value and, therefore, the fair values were not adjusted by the Company. The impact of this change was immaterial.

Auction Rate Securities

The Company’s auction rate securities for which recent auctions were unsuccessful are made up of student loan revenue bonds, municipal sewer and airport revenue bonds, and auction rate preferred stock. These securities were valued at $18.9 million at September 30, 2010, $22.0 million at December 31, 2009, and $21.7 million at September 30, 2009.

At September 30, 2010, the Company’s auction rate securities for which recent auctions were unsuccessful were valued using a discounted cash flow model based on the characteristics of the individual securities, which the Company believes yields the best estimate of fair value. The first step in the valuation included a credit analysis of the security which considered various factors including the credit quality of the issuer (and insurer if applicable), the instrument’s position within the capital structure of the issuing authority, and the composition of the authority’s assets including the effect of insurance and/or government guarantees. Next, the future cash flows of the instruments were projected based on certain assumptions regarding the auction rate market significant to the valuation including (1) the auction rate market will remain illiquid and auctions will continue to fail causing the interest rate to be the maximum applicable rate and (2) the securities will not be redeemed. These assumptions resulted in discounted cash flow analysis being performed through the legal maturities of most of the securities, ranging from July 2032 through January 2040, or in the case of the auction rate preferred stock, through the mandatory redemption date of December 2021. The projected cash flows were then discounted using the applicable yield curve plus a 250 basis point liquidity premium added to the applicable discount rate. Different assumptions were used for one of the Company’s municipal bonds due to the distressed financial conditions of both the issuer and the insurer. The fair value of this security was primarily based on the expected recoveries that holders could realize from bankruptcy proceedings after a likely work out period of two years.

The Company updated the redemption assumption for one of the student loan revenue bonds due to the issuer calling the securities for full redemption in October 2010. The fair value of this security increased slightly as the result of this change and was included in the marketable securities current asset balance at September 30, 2010.

Derivatives

The Company employs a foreign currency risk management strategy that periodically utilizes derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates.  Fair values for the Company’s derivative financial instruments are based on pricing models or formulas using current market data. Variables used in the calculations include forward points and spot rates at the time of valuation. Because of the very short duration of the Company’s transactional hedges (three months or less) and minimal risk of nonperformance, the settlement price and exit price should approximate one another. At September 30, 2010 and 2009, all of the Company’s forward exchange contracts were designated as Level 2 measurements in the fair value hierarchy. Refer to Note 14 to the Consolidated Condensed Financial Statements for more information regarding the Company’s derivatives.

Senior Notes

In May 2008, the Company issued $350 million of five-year fixed rate senior unsecured notes and $300 million of ten-year fixed rate senior unsecured notes.

At September 30, 2010, the fair values of the Company’s five-year and ten-year notes were estimated to be $376.2 million and $341.0 million, respectively, based on the prices the bonds have recently traded in the market as well as the overall market conditions on the date of valuation. The $717.2 million total fair value of the debt is not recorded on the Company’s Consolidated Condensed Statements of Financial Position and is therefore excluded from the 2010 fair value table above. The total carrying value of the senior notes, net of $0.9 million discount, was $649.1 million on the September 30, 2010 Consolidated Condensed Statements of Financial Position.

At September 30, 2009, the fair values of the Company's five-year and ten-year notes were estimated to be $347.6 million and $287.4 million, respectively, based on rates available to the Company as of September 30, 2009 for debt with similar characteristics. The $635.0 million total fair value of the debt is not recorded on the Company's Consolidated Condensed Statements of Financial Position and is therefore excluded from the 2009 fair value tables above.  The total carrying value of the senior notes, net of $1.1 million discount, was $648.9 million on the September 30, 2009 Consolidated Condensed Statements of Financial Position.

Other Financial Instruments

The fair values of cash and cash equivalents, trade receivables and accounts payable approximate their carrying values due to the relatively short-term nature of the instruments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis Subsequent to Initial Recognition

Effective January 1, 2009, the Company began applying the FASB’s fair value accounting guidance to its nonrecurring, nonfinancial measurements. There were no material assets or liabilities measured at fair value on a nonrecurring basis subsequent to initial recognition during the nine months ended September 30, 2010.

Long-lived assets held for sale

Related to the April 2009 restructuring plan, the Company’s inkjet cartridge manufacturing facility in Juarez, Mexico qualified as held for sale in the first quarter of 2010. The asset is included in Property, plant and equipment, net on the Consolidated Condensed Statements of Financial Position at September 30, 2010 at the lower of its carrying amount or fair value less costs to sell in accordance with guidance on accounting for the impairment or disposal of long-lived assets. The carrying value of the building and land held for sale was approximately $3 million at September 30, 2010. It is estimated that the fair value of the site is in the range of $3 million to $4 million based on an average of the fair values calculated under the income approach and market approach. The income approach was based on a hypothetical leasing arrangement which considered regional rental market price per square foot and customary lease term assumptions. The market approach was based on adjusted prices for sales of realty considered comparable to the site. There were no fair value adjustments recorded in 2010 related to the site held for sale.

Related to the 2007 restructuring plan, the Company’s Orleans, France facility qualified as held for sale in the second quarter of 2009. The asset is included in Property, plant and equipment, net on the Consolidated Condensed Statements of Financial Position at the lower of its carrying amount or fair value less costs to sell in accordance with guidance on accounting for the impairment or disposal of long-lived assets. The carrying value of the building and land held for sale was approximately $7 million at September 30, 2010. The fair value of the site is estimated to be in the range of $7 million to $8 million based on non-binding price quotes from a market participant and considering the highest and best use of the asset for sale. A letter of commitment was signed in the first quarter of 2010 obligating the potential buyer to 10% of the $7 million sale price. The Company believes it will complete the sale of the facility by the first quarter of 2011. The increase of approximately $1 million in the carrying amount and fair value compared to the second quarter of 2010 is due solely to currency translation, specifically, the recovery in the Euro exchange rate that occurred in the third quarter of 2010. There were no fair value adjustments recorded in 2010 related to the site held for sale.

Related to the 2008 restructuring plan, the Company received in the second quarter of 2010 final payment for the sale of its inkjet supplies manufacturing facility in Chihuahua, Mexico in accordance with the sale agreement signed in the fourth quarter of 2009. Proceeds from the sale were $5.6 million, which resulted in a $0.5 million realized gain recorded in Selling, general and administrative expense upon derecognition of the asset group.

September 30, 2009
		Fair Value Measurements Using
		Quoted prices in	Other observable	Unobservable	Total gains	Total gains
		active markets	Inputs	inputs	(losses)	(losses)
	Fair Value	(Level 1)	(Level 2)	(Level 3)	3rd Qtr 2009	YTD 2009

Private equity investment	$-	$-	$-	$-	$(3.0)	$(3.0)
Long-lived assets held and used	0.5	-	-	0.5	(0.1)	(0.6)
					$(3.1)	$(3.6)

Private equity investment

The Company purchased preferred shares of a private company for $3 million in the fourth quarter of 2008. In the third quarter of 2009, the Company was notified of a new offering by the investee at a price that was lower than the previous shares sold. A short time later, the Company was notified that the latest stock offering had failed to produce the necessary cash flow to meet the investee’s needs and that the decision had been made to temporarily suspend operations until such time that the necessary capital could be raised. After considering these events, the Company decided that the investment was other-than-temporarily impaired and should be written down to its estimated fair value through earnings. The Company believed that selling this investment would be difficult and the investment’s exit value, if any, would be difficult to substantiate. Given these conditions and the high risk associated with such an investment, the Company estimated the fair value to be of minimal value or no value at all. The $3 million investment was written off in full to Other (income) expense, net on the Consolidated Condensed Statements of Earnings in the third quarter of 2009. In the fourth quarter of 2009, the private company filed bankruptcy under Chapter 7 (liquidation) under the U.S. Bankruptcy laws.

Long-lived assets held and used

In the second quarter of 2009, the Company wrote down its corporate jet fractional ownership interest to its estimated fair value of $0.6 million based on non-binding price quotes, which resulted in a $0.5 million charge to Selling, general and administrative expense. The assets, which are located in Property, plant, and equipment, net on the Consolidated Condensed Statements of Financial Position had a carrying value of $1.1 million prior to being written down. In the third quarter of 2009, the Company took an additional impairment charge of $0.1 million in order to true-up a portion of its interest based on updated fair market value data. The carrying value of the Company’s total interest at September 30, 2009 was $0.5 million, which approximated fair value. Although the fair value measurement was considered Level 3 at September 30, 2009, one of the ownership interests was later sold in the fourth quarter of 2009 at a price comparable to the one used to estimate fair value above.

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

The following table summarizes the assets acquired and liabilities assumed as of the acquisition date.

Cash	$13.2
Trade receivables	26.2
Other assets	3.0
Property, plant, & equipment	3.5
Identifiable intangible assets	145.9
Deferred tax liability, net (*)	(46.8)
Accounts payable	(2.5)
Deferred revenue	(2.4)
Long-term debt	(3.1)
Other liabilities	(12.2)
Total identifiable net assets	124.8
Goodwill	155.2
Total purchase price	$280.0

* Deferred tax liability, net primarily relates to purchased identifiable intangible assets and is shown net of deferred tax assets.

A change to the acquisition date value of the identifiable net assets during the measurement period (up to one year from the acquisition date) will affect the amount of the purchase price allocated to goodwill. Subsequent changes to the purchase price allocation will be adjusted retroactively if material to the consolidated financial results. The values above include measurement period adjustments recorded in the third quarter of 2010, as discussed later in Note 3.

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

	Fair Value Recognized	Weighted-Average Useful Life
Intangible assets subject to amortization:
Customer relationships	$35.8	8.0	years
Non-compete agreements	1.6	3.0	years
Purchased technology	74.3	5.0	years
Total	111.7	5.9	years

Intangible assets not subject to amortization:
In-process technology	1.9	*
Trade names and trademarks	32.3	N/A
Total	34.2

Total identifiable intangible assets	$145.9

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

The Company assumed $3.1 million of long term debt in the acquisition. The debt was repaid in the second quarter of 2010 after the acquisition date and is included in Decrease in long term debt in the financing section of the Company’s Consolidated Condensed Statements of Cash Flows. There was no gain or loss recognized on the early extinguishment of long term debt.

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

Goodwill of $155.2 million arising from the acquisition consisted largely of projected future revenue and profit growth, including benefits from Lexmark’s international structure and sales channels, and the synergies expected from combining the businesses. All of the goodwill was assigned to Perceptive Software, which is included in All other for purposes of segment reporting. None of the goodwill recognized is expected to be deductible for income tax purposes.

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

Although the acquisition did not include contingent consideration, certain executives of Perceptive Software will be eligible to receive performance-based incentive compensation, which is accounted for as post-combination expense as incurred.

Acquisition-related costs in the amount of $5.4 million were charged directly to operations and were included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings. Acquisition-related costs include legal, advisory, valuation, accounting, and other fees incurred to effect the business combination.

The post-acquisition revenue and net earnings of Perceptive Software were not material to the Company’s consolidated revenue and net earnings. Supplemental pro forma revenue and net earnings disclosures have also been omitted due to reasons of materiality.

The Company recorded measurement period adjustments in the third quarter of 2010 affecting Other assets $0.4 million, Deferred tax liability, net $(1.0) million, and Goodwill $0.6 million in the preceding acquisition summary table. The measurement period adjustments were recorded based on information obtained in the third quarter related to certain income tax matters contemplated by the Company at the acquisition date.

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

4.           GOODWILL AND INTANGIBLE ASSETS

Disclosures regarding goodwill and intangible assets have been omitted in prior years as the balances were considered immaterial to the Company’s consolidated financial results. The Company is providing these disclosures due to the increased levels of such assets, which were driven by the acquisition of Perceptive Software in the second quarter of 2010 as discussed in Note 3.

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for each reportable segment and in total during the nine months ended, September 30, 2010.

			All
	PSSD	ISD	other	Total

Beginning balance	$18.0	$5.7	$-	$23.7
Goodwill acquired during the period	1.8	-	154.6	156.4
Measurement period adjustments in Q3	-	-	0.6	0.6
Foreign currency translation	0.1	-	-	0.1
Ending balance	$19.9	$5.7	$155.2	$180.8

The Company has recorded $155.2 million of goodwill related to the acquisition of Perceptive Software in 2010, including the $0.6 million net impact of measurement period adjustments recorded in third quarter of 2010 related to income taxes. Refer to Note 3 for additional details regarding business combinations occurring in 2010. The Company does not have any accumulated impairment charges as of September 30, 2010.

For purposes of comparison, the following table summarizes the changes in the carrying amount of goodwill for each reportable segment and in total during the twelve months ended December 31, 2009.

	PSSD	ISD	All other	Total

Beginning balance	$9.9	$3.0	$-	$12.9
Goodwill acquired during the period	6.3	2.1	-	8.4
Measurement period adjustments	0.2	0.1	-	0.3
Foreign currency translation	1.6	0.5	-	2.1
Ending balance	$18.0	$5.7	$-	$23.7

The goodwill acquired and measurement period adjustments in the table above were related to the Company’s single business combination occurring in 2009 described previously in Note 3.

Intangible Assets

The following table summarizes the gross carrying amounts and accumulated amortization of the Company’s intangible assets.

	September 30, 2010			December 31, 2009
		Accum			Accum
	Gross	Amort	Net	Gross	Amort	Net

Intangible assets subject to amortization:
Customer relationships	$41.9	$(2.7)	$39.2	$6.4	$(0.9)	$5.5
Non-compete agreements	1.7	(0.2)	1.5	-	-	-
Technology and patents	99.8	(13.1)	86.7	20.8	(6.5)	14.3
Total	143.4	(16.0)	127.4	27.2	(7.4)	19.8

Intangible assets not subject to amortization:
In-process technology *	1.9	-	1.9	-	-	-
Trade names and trademarks	32.3	-	32.3	-	-	-
Total	34.2	-	34.2	-	-	-

Total identifiable intangible assets	$177.6	$(16.0)	$161.6	$27.2	$(7.4)	$19.8

* Amortization to begin upon completion of the project

Intangible assets acquired in a transaction accounted for as a business combination are initially recognized at fair value. Intangible assets acquired in a transaction accounted for as an asset acquisition are initially recognized at cost. Of the $177.6 million gross carrying amount, $156.8 million were acquired in transactions accounted for as business combinations and $20.8 million were acquired in transactions accounted for as asset acquisitions. The year-to-date increases in the intangible assets above were driven by business combinations discussed in Note 3.

Amortization expense related to intangible assets was $5.9 million and $8.7 million for the three and nine months ended September 30, 2010, respectively. Amortization expense related to intangible assets was $0.8 million and $2.4 million for the three and nine months ended September 30, 2009, respectively. Full year 2009 amortization expense related to intangible assets was $3.2 million.

The following table summarizes the estimated future amortization expense for intangible assets that are currently being amortized.

Fiscal year:
2010 (remaining three months)	$ 5.9
2011	22.8
2012	22.6
2013	22.3
2014	22.0
Thereafter	31.8
Total	$127.4

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

The Company accounts for its internal-use software, an intangible asset by nature, in Property, plant and equipment, net on the Consolidated Condensed Statement of Financial Position and therefore has excluded these assets and amortization from the disclosures above. The gross and net carrying amounts of internal-use software at September 30, 2010 were $383.6 million and $214.0 million, respectively. The gross and net carrying amounts of internal-use software at December 31, 2009 were $332.3 million and $183.9 million, respectively. The year-to-date increase was driven by capital expenditures related to the new global enterprise resource planning system that the Company is in the process of implementing.

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

The October 2009 Restructuring Plan is expected to impact about 770 positions worldwide.  Total pre-tax charges of approximately $70 million are expected for the October 2009 Restructuring Plan with $66.7 million of total charges incurred to date.  Approximately $3.3 million of remaining charges are expected to be incurred in 2010 – 2011.  The Company expects the total cash cost of the October 2009 Restructuring Plan to be approximately $62 million.

The Company expects to incur total charges related to the October 2009 Restructuring Plan of approximately $52.0 million in PSSD, approximately $6.3 million in ISD and approximately $11.7 million in All other.

Impact to 2010 and 2009 Financial Results

For the three and nine months ended September 30, 2010 and 2009, the Company incurred charges (reversals) for the October 2009 Restructuring Plan as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Accelerated depreciation charges	$-	$-	$1.7	$-
Employee termination benefit charges (reversals)	(0.4)	32.5	1.0	32.5
Contract termination and lease charges	-	-	4.4	-
Total restructuring-related charges (reversals)	$(0.4)	$32.5	$7.1	$32.5

Accelerated depreciation charges for the October 2009 Restructuring Plan and all of the other restructuring plans were determined in accordance with FASB guidance on accounting for the impairment or disposal of long-lived assets.  For the nine months ended September 30, 2010, accelerated depreciation charges are included in Cost of Revenue on the Consolidated Condensed Statements of Earnings.

Employee termination benefit charges and contract termination and lease charges for the October 2009 Restructuring Plan and all of the other restructuring plans were recorded in accordance with FASB guidance on employers’ accounting for postemployment benefits and guidance on accounting for costs associated with exit or disposal activities, as appropriate.  For the three and nine months ended September 30, 2010 and 2009, employee termination benefit charges (reversals), which include severance, medical and other benefits, and contract termination and lease charges are included in Restructuring and related charges on the Consolidated Condensed Statements of Earnings.

For the three months ended September 30, 2010, the Company incurred restructuring-related charges (reversals) of $(0.4) million in ISD.

For the nine months ended September 30, 2010, the Company incurred restructuring-related charges of $4.0 million in PSSD, $2.5 million in ISD and $0.6 million in All other.

For the three and nine months ended September 30, 2009, the Company incurred restructuring-related charges of $25.1 million in PSSD, $3.8 million in ISD and $3.6 million in All other.

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits and contract termination and lease charges in connection with the October 2009 Restructuring Plan.  Of the total $34.8 million restructuring liability, $28.9 million is included in Accrued liabilities and $5.9 million is included in Other liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

	Employee Termination Benefits	Contract Termination & Lease Charges	Total
Balance at January 1, 2010	$49.9	$1.0	$50.9
Costs incurred	4.0	4.4	8.4
Payments & Other (1)	(18.8)	(2.9)	(21.7)
Reversals (2)	(2.8)	-	(2.8)
Balance at September 30, 2010	$32.3	$2.5	$34.8
(1) Other consists of changes in the liability balance due to foreign currency translations.
(2) Reversals due to changes in estimates for employee termination benefits.

Summary of Other Restructuring Actions

General

In response to global economic weakening, to enhance the efficiency of the Company’s inkjet cartridge manufacturing operations and to reduce the Company’s business support cost and expense structure, the Company announced various restructuring actions (“Other Restructuring Actions”) from 2006 to April 2009. The Other Restructuring Actions include the closure of inkjet supplies manufacturing facilities in Mexico as well as impacting positions in the Company’s general and administrative functions, supply chain and sales support, marketing and sales management, and consolidation of the Company’s research and development programs. The Other Restructuring Actions are considered substantially completed and any remaining charges to be incurred from these actions are expected to be immaterial.

Impact to 2010 and 2009 Financial Results

For the three and nine months ended September 30, 2010 and 2009, the Company incurred charges (reversals) for the Company’s Other Restructuring Actions as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Accelerated depreciation charges	$0.1	$8.3	$2.5	$30.4
Employee termination benefit charges (reversals)	(0.2)	4.2	(1.5)	11.6
Contract termination and lease charges (reversals)	(0.9)	-	(0.9)	0.3
Total restructuring-related charges (reversals)	$(1.0)	$12.5	$0.1	$42.3

For the three and nine months ended September 30, 2010, accelerated depreciation charges are included in Cost of revenue on the Consolidated Condensed Statements of Earnings.  For the three and nine months ended September 30, 2009, accelerated depreciation charges of $8.3 million and $30.3 million, respectively, are included in Cost of revenue, and zero and $0.1 million, respectively, are included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.

 For the three and nine months ended September 30, 2010 and 2009, Employee termination benefit charges (reversals) and contract termination and lease charges are included in Restructuring and related charges on the Consolidated Condensed Statements of Earnings.

For the three months ended September 30, 2010, the Company incurred restructuring-related charges (reversals) of $(1.2) million in PSSD and $0.2 million in ISD. For the three months ended September 30, 2009, the Company incurred restructuring-related charges of $1.9 million in PSSD, $8.2 million in ISD and $2.4 million in All other.

For the nine months ended September 30, 2010, the Company incurred restructuring-related charges (reversals) of $(2.1) million in PSSD, $2.5 million in ISD and $(0.3) million in All other. For the nine months ended September 30, 2009, the Company incurred restructuring-related charges of $5.7 million in PSSD, $30.4 million in ISD and $6.2 million in All other.

For the three and nine months ended September 30, 2010, the $(0.9) million reversal for contract termination and lease charges is due to the Company’s decision to reuse a leased building that had earlier been vacated as a result of restructuring actions.

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits and contract termination and lease charges in connection with the Company’s Other Restructuring Actions.  The liability is included in Accrued liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

	Employee Termination Benefits	Contract Termination & Lease Charges	Total
Balance at January 1, 2010	$19.0	$2.4	$21.4
Costs incurred	0.5	-	0.5
Payments & Other (1)	(13.7)	(1.5)	(15.2)
Reversals (2)	(2.2)	(0.9)	(3.1)
Balance at September 30, 2010	$3.6	$-	$3.6
(1) Other consists of changes in the liability balance due to foreign currency translations.
(2) Reversals due to changes in estimates for employee termination benefits.

6.           MARKETABLE SECURITIES

The Company evaluates its marketable securities in accordance with authoritative guidance on accounting for investments in debt and equity securities, and has determined that all of its investments in marketable securities should be classified as available-for-sale and reported at fair value, with unrealized gains and losses recorded in Accumulated other comprehensive loss.  At September 30, 2010, the Company’s marketable securities portfolio consisted of asset-backed and mortgage-backed securities, corporate debt securities, preferred and municipal debt securities, government and agency debt securities, and auction rate securities. The fair values of the Company’s available-for-sale marketable securities are based on quoted market prices or other observable market data, discounted cash flow analyses, or in some cases, the Company’s amortized cost which approximates fair value.

As of September 30, 2010, the Company’s available-for-sale Marketable securities had gross unrealized gains and losses of $6.0 million and $3.4 million, respectively, and consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Auction rate securities - municipal debt	$17.3	$0.5	$(2.2)	$15.6
Corporate debt securities	339.3	4.0	(0.2)	343.1
Gov't and agency debt securities	201.3	0.9	-	202.2
Asset-backed and mortgage-backed securities	64.7	0.6	(0.3)	65.0
Total debt securities	622.6	6.0	(2.7)	625.9
Auction rate securities - preferred	4.0	-	(0.7)	3.3
Total security investments	626.6	6.0	(3.4)	629.2
Cash equivalents	(14.9)	-	-	(14.9)
Total marketable securities	$611.7	$6.0	$(3.4)	$614.3

At December 31, 2009, the Company’s available-for-sale Marketable securities had gross unrealized gains and losses of $3.5 million and $4.4 million, respectively, with an estimated fair value of $695.2 million.

Although contractual maturities of the Company’s investment in debt securities may be greater than one year, the majority of investments are classified as Current assets in the Consolidated Condensed Statements of Financial Position due to the Company’s ability to use these investments for current liquidity needs if required.  As of September 30, 2010, and December 31, 2009, auction rate securities of $17.3 million and $22.0 million are classified in noncurrent assets due to the fact that the securities have experienced unsuccessful auctions and that poor debt market conditions have reduced the likelihood that the securities will successfully auction within the next 12 months. The contractual maturities of the Company’s available-for-sale marketable securities, noted above, are shown below.  Expected maturities may differ from contractual maturities for certain securities that allow for call or prepayment provisions.

	September 30, 2010		December 31, 2009
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in less than one year	$125.0	$125.1	$278.9	$279.4
Due in 1-5 years	459.9	464.6	382.6	383.6
Due after 5 years	41.7	39.5	70.4	68.0
Total available-for-sale marketable securities	$626.6	$629.2	$731.9	$731.0

For the nine months ended September 30, 2010, proceeds from sales and maturities of the Company’s available-for-sale marketable securities were $823.3 million and $143.9 million, respectively.  For the nine months ended September 30, 2009, proceeds from sales and maturities of the Company’s available-for-sale marketable securities were $143.2 million and $468.7 million, respectively.

For the three and nine months ended September 30, 2010, the Company recognized $2.3 million and $3.2 million, respectively, in net gains on its marketable securities; of which $2.3 million and $3.4 million, respectively, are realized gains due to sales and maturities and are included in Other (income) expense, net on the Consolidated Condensed Statements of Earnings; and losses of zero and $0.2 million, respectively, recognized in earnings as OTTI due to credit related losses and are included in Net impairment losses on securities on the Consolidated Condensed Statements of Earnings. The Company uses the specific identification method when accounting for the costs of its available-for-sale marketable securities sold.

For the three and nine months ended September 30, 2009, the Company recognized $1.5 million and $2.4 million, respectively, in net losses on its marketable securities; of which $0.1 million and zero, respectively, were net realized gains included in Other (income) expense, net on the Consolidated Condensed Statements of Earnings; and $1.6 million and $2.4 million, respectively, were recognized as OTTI due to credit related losses and are included in Net impairment losses on securities on the Consolidated Condensed Statements of Earnings.  For the nine months ended September 30, 2009, total realized losses include $0.2 million recognized in earnings as OTTI in the first quarter of 2009.  The $0.2 million loss is included in Other (income) expense, net on the Consolidated Condensed Statements of Earnings as the Company did not adopt the provisions of the amended FASB guidance on recognition and presentation of other-than-temporary impairments until April 1, 2009, as permitted by the guidance.

Impairment

On April 1, 2009, the Company adopted the amended FASB guidance on the recognition and presentation of OTTI, which requires that credit related other-than-temporary impairment on debt securities be recognized in earnings while noncredit related other-than-temporary impairment of debt securities not expected to be sold be recognized in other comprehensive income.

For the three and nine months ended September 30, 2010, the following table provides a summary of the total other-than-temporary impairment losses incurred, the portion recognized in other comprehensive income for the noncredit portion of other-than-temporary impairment offset by additional credit losses realized on the noncredit portion of other-than-temporary impaired securities, and the net credit losses recognized in Net impairment losses on securities on the Consolidated Condensed Statements of Earnings:

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010
Total other-than-temporary impairment losses on securities	$-	$0.1
Portion of loss recognized in other comprehensive income (before tax)	-	0.1
Net impairment losses on securities	$-	$0.2

The $0.2 million credit loss for the nine months ending September 30, 2010, is made up of other-than-temporary impairment related to certain asset-backed and mortgage-backed securities.

The table below presents a cumulative rollforward of the credit losses for other-than-temporary impairments of debt securities not intended or required to be sold:

Beginning balance of amounts related to credit losses, January 1, 2010	$3.1
Credit losses on debt securities for which OTTI was not previously recognized	-
Additional credit losses on debt securities for which OTTI was previously recognized	0.2
Reductions for securities sold in the period for which OTTI was previously recognized	(0.7)
Ending balance of amounts related to credit losses, September 30, 2010	$2.6

The following table provides information at September 30, 2010, about the Company’s marketable securities with gross unrealized losses for which no other-than-temporary impairment has been incurred, and the length of time that individual securities have been in a continuous unrealized loss position.  The gross unrealized loss of $3.2 million, pre-tax, is recognized in accumulated other comprehensive income:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Auction rate securities	$-	$-	$17.0	$(2.9)	$17.0	$(2.9)
Corporate debt securities	50.6	(0.1)	-	-	50.6	(0.1)
Asset-backed and mortgage-backed securities	12.7	(0.1)	4.0	(0.1)	16.7	(0.2)
Government and Agency	26.7	-	-	-	26.7	-
Total	$90.0	$(0.2)	$21.0	$(3.0)	$111.0	$(3.2)

The table below provides information at September 30, 2010, about the Company’s marketable securities with gross unrealized losses for which other-than-temporary impairment has been incurred, and the length of time that individual securities have been in a continuous unrealized loss position.  The gross unrealized loss of $0.2 million, pre-tax, is recognized in accumulated other comprehensive income:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Corporate debt securities	$-	$-	$0.1	$(0.1)	$0.1	$(0.1)
Asset-backed and mortgage-backed securities	-	-	1.3	(0.1)	1.3	(0.1)
Total	$-	$-	$1.4	$(0.2)	$1.4	$(0.2)

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

Corporate debt securities
Unrealized losses on the Company’s corporate debt securities are attributable to market illiquidity and current economic conditions and are not due to credit quality.  Because the Company does not intend to sell and will not be required to sell the securities before recovery of their net book values, which may be at maturity, the Company does not consider securities in its corporate debt portfolio to be other-than-temporarily impaired at September 30, 2010.

Asset-backed and mortgage-backed securities

Credit losses for the asset-backed and mortgage-backed securities are derived by examining the significant drivers that affect loan performance such as pre-payment speeds, default rates, and current loan status.  These drivers are used to apply specific assumptions to each security and are further divided in order to separate the underlying collateral into distinct groups based on loan performance characteristics.  For instance, more weight is placed on higher risk categories such as collateral that exhibits higher than normal default rates, those loans originated in high risk states where home appreciation has suffered the most severe correction, and those loans which exhibit longer delinquency rates.  Based on these characteristics, collateral-specific assumptions are applied to build a model to project future cash flows expected to be collected.  These cash flows are then discounted at the current yield used to accrete the beneficial interest, which approximates the effective interest rate implicit in the bond at the date of acquisition for those securities purchased at par.   The unrealized losses on the Company’s remaining asset-backed and mortgage-backed securities are due to constraints in market liquidity for certain portions of these sectors in which the Company has investments, and are not due to credit quality.  Because the Company does not intend to sell the securities before recovery of their net book values, the Company does not consider the remainder of its asset-backed and mortgage-backed debt portfolio to be other-than-temporarily impaired at September 30, 2010.

Government and Agency securities

The unrealized losses on the Company’s investments in government and agency securities are immaterial and are the result of interest rate effects. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their net book values, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2010.

7.           INVENTORIES

Inventories consist of the following:

	September 30 2010	December 31 2009
Work in process	$75.9	$67.9
Finished goods	316.0	289.4
Inventories	$391.9	$357.3

8.           AGGREGATE WARRANTY LIABILITY

Changes in the Company’s warranty liability for standard warranties and deferred revenue for extended warranties are presented in the tables below:

Warranty Liability:
	2010	2009
Balance at January 1	$ 46.6	$ 50.9
Accruals for warranties issued	63.3	65.5
Accruals related to pre-existing warranties (including changes in estimates)	0.6	(2.3)
Settlements made (in cash or in kind)	(61.9)	(68.7)
Balance at September 30	$ 48.6	$ 45.4

Deferred service revenue:
	2010	2009
Balance at January 1	$ 195.9	$ 203.7
Revenue deferred for new extended warranty contracts	58.7	57.9
Revenue recognized	(74.0)	(67.5)
Balance at September 30	$ 180.6	$ 194.1
Current portion	88.6	83.5
Non-current portion	92.0	110.6
Balance at September 30	$ 180.6	$ 194.1

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

9.           INCOME TAXES

The Provision for income taxes for the three months ended September 30, 2010, was $15.5 million or an effective tax rate of 17.7%, compared to $3.3 million or an effective tax rate of 25.0% for the three months ended September 30, 2009. For the three months ended September 30, 2010, the Company reduced tax expense by $2.8 million, primarily due to the impact of various tax audits.

The Provision for income taxes for the nine months ended September 30, 2010 was $73.6 million or an effective tax rate of 22.6%, compared to $18.6 million or an effective tax rate of 17.8% for the nine months ended September 30, 2009. For the nine months ended September 30, 2010, the Company reduced tax expense by $1.7 million, primarily due to the impact of various tax audits. The difference in the year to year rates (excluding discrete items) is principally due to the expiration of the U.S. research and experimentation tax credit at the end of 2009 (6.0 percentage point increase from year to year).

10.           STOCKHOLDERS’ EQUITY

In May 2008, the Company received authorization from the Board of Directors to repurchase an additional $750 million of its Class A Common Stock for a total repurchase authority of $4.65 billion. As of September 30, 2010, there was approximately $491 million of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. The Company did not repurchase any shares of its Class A Common Stock during the nine months ended September 30, 2010. As of September 30, 2010, the Company had repurchased approximately 91.6 million shares of its Class A Common Stock for an aggregate cost of approximately $4.16 billion, since the inception of the program in April 1996. As of September 30, 2010, the Company had reissued approximately 0.5 million shares of previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million, 16.0 million and 16.0 million shares of treasury stock in 2005, 2006 and 2008, respectively, the net treasury shares outstanding at September 30, 2010, were 15.1 million.

11.           OTHER COMPREHENSIVE EARNINGS (LOSS)

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Net earnings	$72.0	$10.0	$252.4	$86.2
Other comprehensive earnings (loss):
Foreign currency translation adjustment	36.8	11.2	11.1	29.4
Pension or other postretirement benefits	0.5	1.8	3.8	3.9
Net unrealized gain (loss) on marketable securities - OTTI	-	1.3	0.9	0.7
Net unrealized gain on marketable securities	0.7	1.6	2.1	2.4
Comprehensive earnings	$110.0	$25.9	$270.3	$122.6

Accumulated other comprehensive (loss) earnings consisted of the following:

	Foreign Currency Translation Adjustment	Pension or Other Postretirement Benefits	Net Unrealized (Loss) Gain on Marketable Securities - OTTI	Net Unrealized Gain on Marketable Securities	Accumulated Other Comprehensive (Loss) Earnings
Balance at December 31, 2009	$(6.0)	$(236.5)	$(0.6)	$0.5	$(242.6)
Change	(0.7)	(0.1)	0.7	0.3	0.2
Balance at March 31, 2010	$(6.7)	$(236.6)	$0.1	$0.8	$(242.4)
Change	(25.0)	3.4	0.2	1.1	(20.3)
Balance at June 30, 2010	$(31.7)	$(233.2)	$0.3	$1.9	$(262.7)
Change	36.8	0.5	0.0	0.7	38.0
Balance at September 30, 2010	$5.1	$(232.7)	$0.3	$2.6	$(224.7)

12.           EARNINGS PER SHARE (“EPS”)

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Numerator:
Net earnings	$72.0	$10.0	$252.4	$86.2
Denominator:
Weighted average shares used to compute basic EPS	78.6	78.3	78.6	78.2
Effect of dilutive securities -
Employee stock plans	1.1	0.3	0.8	0.3
Weighted average shares used to compute diluted EPS	79.7	78.6	79.4	78.5

Basic net EPS	$0.92	$0.13	$3.21	$1.10
Diluted net EPS	$0.90	$0.13	$3.18	$1.10

Restricted stock units and stock options totaling an additional 7.2 million and 9.3 million shares of Class A Common Stock for the three and nine months ended September 30, 2010 and 2009, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

Unvested restricted stock units with a performance condition that were granted in the first quarter of 2010 had met certain levels of performance achievement as of the end of the third quarter of 2010 and are now included in the computation of diluted earnings per share.

13.           EMPLOYEE PENSION AND POSTRETIREMENT PLANS

The components of the net periodic benefit cost for both the pension and postretirement plans for the three and nine months ended September 30, 2010 and 2009 were as follows:

Pension Benefits:	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Service cost	$0.7	$0.7	$2.2	$2.1
Interest cost	10.1	10.9	30.4	32.5
Expected return on plan assets	(11.7)	(12.3)	(35.3)	(36.7)
Amortization of net loss	4.6	3.8	13.9	11.3
Settlement, curtailment or special termination losses	0.7	0.2	0.7	2.4
Net periodic benefit cost	$4.4	$3.3	$11.9	$11.6

The Company currently expects to contribute approximately $10 million to its pension and other postretirement plans in 2010. As of September 30, 2010, there have been $8.5 million in contributions made and $2.2 million in contributions received as reimbursement for prior year contributions, for a net contribution of $6.3 million made in the first three quarters of the year.

Other Postretirement Benefits:	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Service cost	$0.3	$0.3	$0.8	$0.9
Interest cost	0.5	0.7	1.6	2.0
Amortization of prior service (benefit) cost	(0.8)	(0.9)	(2.5)	(2.8)
Curtailment or special termination (gains)	-	(0.2)	-	(0.2)
Net periodic benefit cost	$-	$(0.1)	$(0.1)	$(0.1)

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

Lexmark uses fair value hedges to reduce the potentially adverse effects that market volatility may have on its operating results.  Fair value hedges are hedges of recognized assets or liabilities. Lexmark enters into forward exchange contracts to hedge accounts receivable, accounts payable and other monetary assets and liabilities. The forward contracts used in this program generally mature in three months or less, consistent with the underlying asset and liability. Foreign exchange forward contracts may be used as fair value hedges in situations where derivative instruments expose earnings to further changes in exchange rates. Although the Company has historically used interest rate swaps to convert fixed rate financing activities to variable rates, there were no interest rate swaps outstanding as of September 30, 2010.

Net outstanding notional amount of derivative activity as of September 30, 2010 was $9.9 million.  This activity was driven by fair value hedges of recognized assets and liabilities primarily denominated in the Euro, Swiss Franc and South African Rand.

Long (Short) Positions by Currency (in USD)	September 30 2010
EUR	$ (80.9)
CHF	24.2
ZAR	18.6
Other Net	48.0
Total	$ 9.9

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

As of September 30, 2010 and December 31, 2009, the Company had the following net derivative assets (liabilities) recorded at fair value in Prepaid expenses and other current assets (Accrued liabilities) on the Consolidated Condensed Statements of Financial Position:

	Net Asset Position		Net (Liability) Position
Foreign Exchange Contracts	September 30 2010	December 31 2009	September 30 2010	December 31 2009
Gross liability position	$(0.8)	$(0.4)	$-	$(0.7)
Gross asset position	1.8	0.6	-	0.4
Net asset (liability) position	$1.0	$0.2	$-	$(0.3)

The Company had the following (gains) and losses related to derivative instruments qualifying and designated as hedging instruments in fair value hedges and related hedged items recorded in Cost of Revenue on the Consolidated Condensed Statements of Earnings:

	Three Months Ended September 30		Nine Months Ended September 30
Fair Value Hedging Relationships	2010	2009	2010	2009
Foreign Exchange Contracts	$(2.0)	$(2.4)	$8.3	$1.5
Underlying	1.9	1.1	(7.6)	(1.5)
Total	$(0.1)	$(1.3)	$0.7	$-

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

The following table includes information about the Company’s reportable segments:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Revenue:
PSSD	$ 731.3	$ 654.4	$ 2,199.6	$ 1,876.9
ISD	274.0	303.6	875.3	929.8
All other	14.4	-	20.8	-
Total revenue	$ 1,019.7	$ 958.0	$ 3,095.7	$ 2,806.7

Operating income (loss):
PSSD	$ 137.0	$ 69.8	$ 448.1	$ 244.4
ISD	34.9	20.7	110.9	82.6
All other	(78.7)	(66.5)	(213.6)	(200.7)
Total operating income (loss)	$ 93.2	$ 24.0	$ 345.4	$ 126.3

The revenue and operating income (loss) results for Perceptive Software are included in the All other category in the table above.

Operating income (loss) noted above for the three months ended September 30, 2010, includes restructuring and related charges (reversals) of $(1.2) million in PSSD and $(0.2) million in ISD.  Operating income (loss) noted above for the nine months ended September 30, 2010, includes restructuring and related charges of $1.9 million in PSSD, $5.0 million in ISD and $0.3 million in All other.

Operating income (loss) noted above for the three months ended September 30, 2009, includes restructuring and related charges of $27.0 million in PSSD, $12.0 million in ISD and $6.0 million in All other. Operating income (loss) noted above for the nine months ended September 30, 2009, includes restructuring and related charges of $30.8 million in PSSD, $34.2 million in ISD and $9.8 million in All other.

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

The Company establishes loss reserves for legal matters when it is probable a loss is likely to be incurred and the Company can reasonably estimate its potential exposure.  The Company believes it has adequate reserves for any such matters.  As to legal matters that do not satisfy both parts of this standard (i.e., the loss is not both probable and estimable), the Company has not established reserves at this time.  The Company reviews these reserves at least quarterly and adjusts these reserves to reflect the impact of negotiations, rulings, advice of legal counsel, and other information and events pertaining to a particular case.  The Company also believes that it has valid defenses with respect to legal matters pending against it.  Litigation, however, is inherently unpredictable.  In the event that any one or more of these cases results in a substantial judgment against, or settlement by, the Company, the resulting liability could also have a material effect on the Company’s financial condition, cash flows, and results of operations.

Legal proceedings

Lexmark v. Static Control Components, Inc. & Lexmark v. Clarity Imaging Technologies, Inc. & David Abraham
On December 30, 2002 (“02 action”) and March 16, 2004 (“04 action”), the Company filed claims against Static Control Components, Inc. (“SCC”) in the U.S. District Court for the Eastern District of Kentucky (the “District Court”) alleging violation of the Company’s intellectual property and state law rights. Similar claims in a separate action were filed by the Company in the District Court against David Abraham and Clarity Imaging Technologies, Inc. (“Clarity”) on October 8, 2004. SCC and Clarity have filed counterclaims against the Company in the District Court alleging that the Company engaged in anti-competitive and monopolistic conduct and unfair and deceptive trade practices in violation of the Sherman Act, the Lanham Act and state laws. SCC has stated in its legal documents that it is seeking approximately $17.8 million to $19.5 million in damages for the Company’s alleged anticompetitive conduct and approximately $1 billion for Lexmark’s alleged violation of the Lanham Act. Clarity has not stated a damage dollar amount. SCC and Clarity are seeking treble damages, attorney fees, costs and injunctive relief. On September 28, 2006, the District Court dismissed the counterclaims filed by SCC alleging that the Company engaged in anti-competitive and monopolistic conduct and unfair and deceptive trade practices in violation of the Sherman Act, the Lanham Act and state laws. On October 13, 2006, SCC filed a Motion for Reconsideration of the District Court’s Order dismissing SCC’s claims, or in the alternative, to amend its pleadings, which the District Court denied on June 1, 2007. On June 20, 2007, the District Court Judge ruled that SCC directly infringed one of Lexmark’s patents-in-suit. On June 22, 2007, the jury returned a verdict that SCC did not induce infringement of Lexmark’s patents-in-suit. SCC has filed motions with the District Court seeking attorneys’ fees, cost and damages for the period that a preliminary injunction was in place that prevented SCC from selling certain microchips for some models of the Company’s toner cartridges.  The Company has responded to these motions and they are pending with the District Court.  Notice of Appeal of the 02 and 04 actions has been filed with the U.S. Court of Appeals for the Sixth Circuit.

In the David Abraham litigation, on June 24, 2010, a final judgment was entered by the District Court against him on all counts and the matter is concluded.  In the Clarity litigation, the proceedings are in the discovery phase.

Sagem Communications v. Lexmark
Sagem Communications (formerly Sagem, S.A.) filed suit against the Company, in the Court of First Instance, Geneva, Switzerland on May 15, 2007.  The suit alleges the Company failed to timely develop a series of private label fax machines for Sagem.  Sagem’s suit seeks approximately $30 million.  The Company has asserted a counterclaim alleging Sagem failed to pay the Company a sum of approximately $1 million for tooling charges called for in the contract in the event that Sagem failed to meet certain minimum purchase commitments by December 31, 2005.  The Court has held a series of procedural hearings through which the parties presented testimony and documentary evidence supporting their claims and defenses.  The Court of First Instance issued its judgment on September 30, 2010 dismissing all claims in the litigation.

Molina v. Lexmark
On August 31, 2005 former Company employee Ron Molina filed a class action lawsuit in the California Superior Court for Los Angeles under a California employment statute which in effect prohibits the forfeiture of vacation time accrued.  This statute has been used to invalidate California employers’ “use or lose” vacation policies.  The class is comprised of less than 200 current and former California employees of the Company.  The trial was bifurcated into a liability phase and a damages phase.  On May 1, 2009, the Judge brought the liability phase to a conclusion with a ruling that the Company’s vacation and personal choice day’s policies from 1991 to the present violated California law.  In a Statement of Decision, received by the Company on August 27, 2010, the trial court Judge awarded the class members approximately $8.3 million in damages which included waiting time penalties and interest but did not include attorneys’ fees.  The Company filed a notice of appeal with the California Court of Appeals on September 30, 2010.

The Company believes an unfavorable outcome in the matter is probable.  The range of potential loss related to this matter is subject to a high degree of estimation.  In accordance with U.S. GAAP, if the reasonable estimate of a probable loss is a range and no amount within the range is a better estimate, the minimum amount of the range is accrued.  The Company has increased its reserves to a total of $1.8 million for estimated damages in the matter.  The amount recorded represents an estimate of the low end of the range.  At the high end of the range, the class has sought approximately $16.7 million, the highest forfeiture amount asserted by the class’ expert based on an assumption that none of the California employees ever used any of their accrued vacation or personal choice days and this $16.7 million amount does not include post judgment interest, costs and attorneys' fees which also may be assessed against the Company.

Advanced Cartridge Technologies, LLC v. Lexmark
Advanced Cartridge Technologies, LLC (“ACT”) filed suit against the Company on February 22, 2010 in the U.S. District Court for the Middle District of Florida.  The Complaint alleges that the Company has infringed three US patents related to toner cartridge technology, and further alleges that the Company has committed false patent marking by improperly marking patent numbers on certain Company toner cartridge products.  The Plaintiff is seeking unspecified damages and injunctive relief for the alleged patent infringement, and $500 per alleged false patent marking offense.  In a filing on July 22, 2010, the Company requested re-examination of the asserted ACT patents by the U.S. Patent & Trademark Office (USPTO) on the basis of invalidating prior art.  On October 12 and 13, 2010, the USPTO granted the Company’s request for re-examination of the asserted patents.

Copyright fees

Certain countries (primarily in Europe) and/or collecting societies representing copyright owners’ interests have taken action to impose fees on devices (such as scanners, printers and multifunction devices) alleging the copyright owners are entitled to compensation because these devices enable reproducing copyrighted content. Other countries are also considering imposing fees on certain devices. The amount of fees, if imposed, would depend on the number of products sold and the amounts of the fee on each product, which will vary by product and by country. The Company has accrued amounts that it believes are adequate to address the risks related to the copyright fee issues currently pending. The financial impact on the Company, which will depend in large part upon the outcome of local legislative processes, the Company’s and other industry participants’ outcome in contesting the fees and the Company’s ability to mitigate that impact by increasing prices, which ability will depend upon competitive market conditions, remains uncertain. As of September 30, 2010, the Company has accrued a total of approximately $65 million for pending copyright fee charges, including litigation proceedings, local legislative initiatives and/or negotiations with the parties involved.

As of September 30, 2010, approximately $54 million of the $65 million accrued for the pending copyright fee issues was related to single function printer devices sold in Germany prior to December 31, 2007. The VerwertungsGesellschaft Wort ("VG Wort"), a collection society representing certain copyright holders, instituted legal proceedings against Hewlett-Packard Company ("HP") in July of 2004 relating to whether and to what extent copyright levies for photocopiers should be imposed in accordance with copyright laws implemented in Germany on single function printers.  The Company is not a party to this lawsuit, although the Company and VG Wort entered into an agreement in October 2002 pursuant to which both VG Wort and the Company agreed to be bound by the outcome of the VG Wort/HP litigation. On December 6, 2007, the Bundesgerichtshof (the “German Federal Supreme Court”) in the VG Wort litigation with HP issued a judgment that single function printer devices sold in Germany prior to December 31, 2007 are not subject to levies under the then existing law (German Federal Supreme Court, file reference I ZR 94/05).  VG Wort filed an appeal with the Bundesverfassungsgericht (the “German Federal Constitutional Court”) challenging the ruling that single function printers are not subject to levies.  In a decision of August 30, 2010, published on September 21, 2010, the German Federal Constitutional Court has set aside the decision of the German Federal Supreme Court and remitted the matter back to the German Federal Supreme Court for reconsideration. The Federal Constitutional Court’s judgment is largely based on the grounds that the Federal Supreme Court decision does not ensure VG Wort’s constitutional right to a fair hearing because of a failure to comply with the obligation to refer the matter to the European Court of Justice.

On or about December 15, 2009, VG Wort instituted non-binding arbitration proceedings against the Company before the arbitration board of the Patent and Trademark Office in Munich relating to whether and to what extent copyright levies should be imposed on single function printers sold by the Company in Germany for the years 2006 and 2007.  In its submissions to the Patent and Trademark Office in Munich the Company asserts that all claims for levies on single function printers sold by the Company in Germany should be dismissed.

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

The Company is in the process of assessing the financial and operational implications of ASU 2009-13. The Company enters into various types of multiple-element arrangements and, in many cases, uses the residual method to allocate arrangement consideration. The elimination of the residual method and required use of the relative selling price method will result in the Company allocating any discount over all of the deliverables rather than recognizing the entire discount up front with the delivered items. This change is not expected to have a material impact on the Company’s financial statements based on the preliminary analysis performed to date. The Company is currently developing a process for determining its best estimate of selling price for deliverables in which neither VSOE nor TPE is available. Lexmark also believes that the changes to software revenue guidance from ASU 2009-14 will not have a material impact to its financial statements, though the Company will need to consider its recent acquisition of Perceptive Software in making its assessment. At this time, the Company plans to adopt the amendments of ASU 2009-13 and ASU 2009-14 on a prospective basis in the first quarter of 2011.

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

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310):  Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). The amendments of ASU 2010-20 require enhanced disclosures regarding the nature of credit risk in a company’s financing receivables and how that risk is analyzed. Disclosures required by ASU 2010-20 include credit quality indicators, non-accrual and past due information, and modifications of financing receivables. Sales-type and direct financing capital leases are in scope of the new requirements though trade accounts receivable that arose from the sale of goods or services and have contractual maturities of one year or less are specifically excluded. End of period disclosures will be effective for year-end 2010. Disclosures regarding activity will be effective in the first quarter of 2011. The amendments of ASU 2010-20 will have no impact on the Company’s consolidated financial results as these changes relate only to disclosures.

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

•
PSSD primarily sells laser products and primarily serves business customers. Laser products can be divided into two major categories — shared workgroup products and lower-priced desktop products. Lexmark employs large-account sales and marketing teams, closely supported by its development and product marketing teams, to generate demand for its business printing solutions and services. The sales and marketing teams primarily focus on industries such as financial services, retail, manufacturing, education, government and health care. Lexmark also markets its laser and inkjet products through small and medium business teams who work closely with channel partners. The Company distributes and fulfills its laser products primarily through its well-established distributor and reseller network. Lexmark’s products are also sold through solution providers, which offer custom solutions to specific markets, and through direct response resellers.

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

As mentioned earlier, Lexmark completed the acquisition of Perceptive Software during the second quarter of 2010 in a cash transaction for $280 million. Perceptive Software is a leading provider of ECM software and solutions, with significant industry experience in the higher education, healthcare and government segments. A key strength and differentiator of Perceptive Software’s software is the capability for fast, easy and low cost configuration and integration with a large number of enterprise resource planning programs, customer relationship management programs and other lines of business applications. The strategic benefits of the Perceptive Software acquisition include:

•	Builds upon and strengthens Lexmark’s current industry-focused document workflow solutions and managed print services;
•	Expands Lexmark’s market opportunity and adds an ECM software business with strong industry-specific solutions;
•	Provides significant opportunities to grow Perceptive Software using Lexmark’s global infrastructure and sales channels; and
•	Provides a core strategic component for Lexmark’s future.

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

•
The PSSD strategy is primarily focused on capturing profitable supplies, service and software solutions annuities generated from workgroup monochrome and color laser printers and laser multifunction products (“MFPs”).

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

Business Factors

Lexmark’s third quarter results for 2010 were improved when compared to the same period from 2009 due to ten percent growth in hardware revenue, with ongoing strong growth in workgroup lasers and higher end inkjet products, as well as four percent growth in supplies revenue. Lexmark’s strong performance was a reflection of the Company’s improved product lines and strong, industry-focused, solutions and services capabilities.

PSSD

During 2008 and 2009, Lexmark dramatically increased the breadth and strength of the Company’s laser printer-based devices, solutions and service offerings through new product and solutions introductions. This growth in the Company’s laser product line continued in October 2010 with an expansion in the Company’s award-winning line of color laser printers and MFPs that includes 12 new workgroup models, each including an e-Task color touch screen.

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

•	Advance and grow the Company’s managed print services business; and
•	Expand the Company’s rate of participation in opportunities.

ISD

The Company undertook a significant shift in ISD strategy that began in 2007 and has continued through the third quarter of 2010 that has aggressively shifted the Company’s ISD focus to geographic regions, product segments and customers that generate higher page usage. The strategy shift and related initiatives have yielded the following for the Company’s ISD segment since 2007:

•
The introduction of new products such as Lexmark’s Professional Series, including inkjet AIOs (including new Web-connected touch screen AIOs) targeted for small and medium businesses and the announcement of the Lexmark Genesis inkjet AIO in October 2010, an extension of this platform with an AIO featuring flash scan technology with instant preview and the ability to move documents to digital form in as few as three seconds;

•	An increasing amount of industry recognition and awards for its inkjet products; and
•	An improvement in the Company’s retail presence in U.S. Office Super Stores.

By strengthening the Company’s focus on the sale of higher end, higher page generating inkjet devices, the longer term ISD objective is to ultimately stabilize and grow supplies revenue based on a smaller installed base of higher page generating devices.

Perceptive Software

The primary integration focus for Perceptive Software is to leverage Lexmark’s global infrastructure and lead generation to accelerate Perceptive Software’s growth and to integrate Perceptive Software technology into Lexmark industry solutions. Perceptive Software will continue to operate as a stand-alone software business inside Lexmark focused on growing their presence in the ECM software market.

Operating Results Summary

The following discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements and Notes thereto. The following table summarizes the results of the Company’s operations for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30				Nine Months Ended September 30
	2010		2009		2010		2009
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev
Revenue	$1,019.7	100.0%	$958.0	100.0%	$3,095.7	100.0%	$2,806.7	100.0%
Gross profit	361.2	35.4	312.9	32.7	1,126.0	36.4	927.1	33.0
Operating expense	268.0	26.3	288.9	30.1	780.6	25.2	800.8	28.5
Operating income	93.2	9.1	24.0	2.5	345.4	11.2	126.3	4.5
Net earnings	72.0	7.1	10.0	1.0	252.4	8.2	86.2	3.1

Current quarter

For the third quarter of 2010, total revenue was $1.02 billion or up 6% from 2009. Laser and inkjet supplies revenue increased 4% year-to-year (“YTY”) and laser and inkjet hardware revenue increased 10% YTY. In PSSD, revenue increased 12% YTY while revenue in ISD decreased 10% YTY.

Net earnings for the third quarter of 2010 increased 622% from the prior year primarily due to higher gross profit as well as lower restructuring-related charges and project costs when compared to the prior period. Net earnings for the third quarter of 2010 included $7.7 million of pre-tax restructuring-related charges and project costs along with $11.3 million of pre-tax acquisition-related adjustments. Net earnings for the third quarter of 2009 included $50.8 million of pre-tax restructuring-related charges and project costs.

Year to date

For the nine months ended September 30, 2010, consolidated revenue was $3.1 billion or up 10% YTY. Laser and inkjet supplies revenue increased 8% YTY and laser and inkjet hardware revenue increased 18% YTY. In PSSD, revenue increased 17% YTY while revenue in ISD decreased 6% YTY.

Net earnings for the nine months ended September 30, 2010 increased 193% from the prior year primarily due to higher gross profit as well as lower restructuring-related charges and project costs when compared to the prior period. Net earnings for the nine months ended September 30, 2010 included $31.0 million of pre-tax restructuring-related charges and project costs along with $19.7 million of pre-tax acquisition-related adjustments. Net earnings for the nine months ended September 30, 2009 included $95.4 million of pre-tax restructuring-related charges and project costs.

See “Restructuring and Related Charges and Project Costs” and “Acquisition-related Adjustments” sections that follow for further discussion.

Revenue

For the third quarter of 2010, consolidated revenue increased 6% YTY. Laser and inkjet supplies revenue increased 4% YTY primarily due to increased end user demand for PSSD supplies. Laser and inkjet hardware revenue increased 10% YTY primarily driven by favorable volume and mix of PSSD workgroup laser and laser MFP units, as well as improved product mix in ISD.

For the nine months ended September 30, 2010, consolidated revenue increased 10% YTY. Laser and inkjet supplies revenue increased 8% YTY primarily due to increased end user demand and net YTY changes in channel inventory. Laser and inkjet hardware revenue increased 18% YTY primarily driven by the increased volume and improved mix of PSSD units, as well as improved product mix in ISD.

The following table provides a breakdown of the Company’s revenue by segment:

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2010	2009	% Change	2010	2009	% Change
PSSD	$731.3	$654.4	12%	$2,199.6	$1,876.9	17%
ISD	274.0	303.6	(10)	875.3	929.8	(6)
All other	14.4	-	N/A	20.8	-	N/A
Total revenue	$1,019.7	$958.0	6%	$3,095.7	$2,806.7	10%

PSSD

During the third quarter of 2010, revenue in PSSD increased $77 million or 12% compared to 2009 due to a 19% increase in hardware revenue as well as an increase in supplies revenue. The increased hardware revenue was primarily due to higher unit volumes and favorable workgroup and MFP product mix. PSSD laser hardware unit shipments increased 5% YTY due to strong customer demand. PSSD laser hardware average unit revenue (“AUR”), which reflects the changes in both pricing and mix, increased 14% YTY primarily due to a positive product shift in the percentage of workgroup and MFP devices.

For the nine months ended September 30, 2010, PSSD revenue increased $323 million or 17% YTY primarily due to increased supplies and hardware revenue. PSSD laser hardware unit shipments increased 8% YTY while PSSD laser hardware AUR increased 18% YTY.

ISD

During the third quarter of 2010, revenue in ISD decreased $30 million or 10% compared to 2009 primarily due to decreased supplies revenue, and to a lesser extent hardware revenue. Hardware revenue declined 15% YTY primarily due to lower hardware unit volume, partially offset by improved product mix toward higher end business class devices. Hardware unit shipments declined 28% YTY principally due to the ongoing reduction of low-end unit shipments partially offset by strong growth in high-end units. ISD hardware AUR increased 17% YTY due to positive product mix toward higher-end devices.

For the nine months ended September 30, 2010, ISD revenue decreased $55 million or 6% YTY primarily due to decreased supplies revenue, and to a lesser extent hardware revenue. ISD hardware unit shipments decreased 20% YTY while ISD hardware AUR increased 17% YTY.

All other

All other revenue of $14.4 million and $20.8 million for the three and nine months ended September 30, 2010, respectively, represents Perceptive Software revenue since this company was acquired in the second quarter of 2010. Other revenue for the three and nine months ended September 30, 2010 includes $5.4 million and $7.4 million, respectively, of acquisition-related adjustments which reduced revenue in the respective period. See “Acquisition-related Adjustments” section that follows for further discussion.

Revenue by geography:

The following table provides a breakdown of the Company’s revenue by geography:

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2010	2009	% Change	2010	2009	% Change
United States	$462.2	$417.9	11%	$1,324.0	$1,227.6	8%
EMEA (Europe, the Middle East & Africa)	338.4	352.5	(4)	1,112.2	1,046.2	6
Other International	219.1	187.6	17	659.5	532.9	24
Total revenue	$1,019.7	$958.0	6%	$3,095.7	$2,806.7	10%

For the three and nine months ended September 30, 2010, revenue increased in all geographies except for EMEA for the three months ended September 30. For this three month period compared to last year, EMEA results were negatively impacted by unfavorable foreign currency exchange rates. For all other geographies, the increase in revenue was primarily due to increased customer demand, particularly in PSSD. In addition, for the three months ended September 30, 2010, currency exchange rates had a 2% YTY unfavorable impact on revenue and for the nine months ended September 30, 2010, currency exchange rates had a 1% YTY favorable impact on revenue. For the three and nine months ended September 30, 2009, currency exchange rates had a 3% and 5%, respectively, YTY unfavorable impact on revenue.

Gross Profit

The following table provides gross profit information:

	Three Months Ended September 30				Nine Months Ended September 30
(Dollars in millions)	2010	2009	Change		2010	2009	Change
Gross profit dollars	$361.2	$312.9	15%		$1,126.0	$927.1	21%
% of revenue	35.4%	32.7%	2.7	pts	36.4%	33.0%	3.4	pts

For the three and nine months ended September 30, 2010, consolidated gross profit and gross profit as a percentage of revenue increased YTY. The change in the gross profit margin YTY for the three and nine months ended September 30, 2010 was primarily due to increased product margins, partially offset by a negative mix of products.

Gross profit for the three months ended September 30, 2010 included $4.1 million of pre-tax restructuring-related charges and project costs along with $9.1 million of acquisition-related adjustments. Gross profit for the nine months ended September 30, 2010 included $15.8 million of pre-tax restructuring-related charges and project costs along with $12.1 million of acquisition-related adjustments.

Gross profit for the three and nine months ended September 30, 2009, included $11.5 million and $38.0 million, respectively, of restructuring-related charges and project costs.

See “Restructuring and Related Charges and Project Costs” and “Acquisition-related Adjustments” sections that follow for further discussion.

Operating Expense

The following table presents information regarding the Company’s operating expenses during the periods indicated:

	Three Months Ended September 30				Nine Months Ended September 30
	2010		2009		2010		2009
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev
Research and development	$91.4	9.0%	$91.7	9.6%	$272.4	8.8%	$282.0	10.0%
Selling, general & administrative	178.1	17.4	160.5	16.7	505.2	16.3	474.4	16.9
Restructuring and related charges/(reversals)	(1.5)	(0.1)	36.7	3.8	3.0	0.1	44.4	1.6
Total operating expense	$268.0	26.3%	$288.9	30.1%	$780.6	25.2%	$800.8	28.5%

For the three and nine months ended September 30, 2010, research and development decreased YTY due to the Company’s actions to consolidate development platforms to improve development efficiency.

Selling, general and administrative (“SG&A”) expenses for the three and nine months ended September 30, 2010 increased YTY as benefits of the Company’s restructuring actions and other expense reduction measures were offset by the addition of Perceptive Software expenses that were not present in the Company’s results in prior periods as well as additional results-driven compensation. Additionally, SG&A expenses for the periods presented in the table above included project costs related to the Company’s restructuring activities as well as costs associated with acquisition-related adjustments.  See discussion below of restructuring and related charges and project costs along with costs associated with acquisition-related adjustments included in the Company’s operating expenses for the periods presented in the table above.

For the three and nine months ended September 30, 2010, the Company incurred $3.6 million and $15.2 million, respectively, of pre-tax restructuring and related charges and project costs due to the Company’s restructuring plans. Of the $3.6 million of pre-tax restructuring and related charges and project costs incurred for the three months ended September 30, 2010, $5.1 million is included in Selling, general and administrative while the ($1.5) million reversal is included in Restructuring and related charges/(reversals) on the Company’s Consolidated Condensed Statements of Earnings. Of the $15.2 million of pre-tax restructuring and related charges and project costs incurred for the nine months ended September 30, 2010, $12.2 million is included in Selling, general and administrative while $3.0 million is included in Restructuring and related charges/(reversals) on the Company’s Consolidated Condensed Statements of Earnings. Additionally, for the three and nine months ended September 30, 2010, the Company incurred $2.2 million and $7.6 million, respectively, of pre-tax costs associated with acquisition-related adjustments that is included in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings.

For the three and nine months ended September 30, 2009, the Company incurred $39.3 million and $57.4 million, respectively, of pre-tax restructuring and related charges and project costs due to the Company’s restructuring plans. Of the $39.3 million of pre-tax restructuring and related charges and project costs incurred for the three months ended September 30, 2009, $2.6 million is included in Selling, general and administrative while $36.7 million is included in Restructuring and related charges/(reversals) on the Company’s Consolidated Condensed Statements of Earnings. Of the $57.4 million of pre-tax restructuring and related charges and project costs incurred for the nine months ended September 30, 2009, $13.0 million is included in Selling, general and administrative while $44.4 million is included in Restructuring and related charges/(reversals) on the Company’s Consolidated Condensed Statements of Earnings.

See “Restructuring and Related Charges and Project Costs” and “Acquisition-related Adjustments” sections that follow for further discussion.

Operating Income (Loss)

The following table provides operating income by segment:

	Three Months Ended September 30				Nine Months Ended September 30
(Dollars in millions)	2010	2009	Change		2010	2009	Change
PSSD	$137.0	$69.8	96%		$448.1	$244.4	83%
% of segment revenue	18.7%	10.7%	8.0	pts	20.4%	13.0%	7.4	pts

ISD	34.9	20.7	69%		110.9	82.6	34%
% of segment revenue	12.7%	6.8%	5.9	pts	12.7%	8.9%	3.8	pts

All other	(78.7)	(66.5)	(19)%		(213.6)	(200.7)	(6)%
Total operating income (loss)	$93.2	$24.0	287%		$345.4	$126.3	173%
% of total revenue	9.1%	2.5%	6.6	pts	11.2%	4.5%	6.7	pts

For the three and nine months ended September 30, 2010, the increase in consolidated operating income was due to higher gross profit, particularly in PSSD.

For the third quarter of 2010, PSSD operating income increased YTY principally due to increased supplies revenue as well as lower operating expense. For the nine months ended September 30, 2010, PSSD operating income increased YTY primarily due to increased supplies revenue.

For the third quarter of 2010, ISD operating income increased YTY due to lower pre-tax restructuring-related charges and project costs. For the nine months ended September 30, 2010, ISD operating income increased YTY primarily due to lower pre-tax restructuring-related charges and project costs.

For the three months ended September 30, 2010, the Company incurred total pre-tax restructuring-related charges (reversals) and project costs related to the Company’s restructuring plans of $5.6 million in PSSD, ($0.1) million in ISD and $2.2 million in All other. For the nine months ended September 30, 2010, the Company incurred total pre-tax restructuring-related charges and project costs related to the Company’s restructuring plans of $18.7 million in PSSD, $6.3 million in ISD and $6.0 million in All other. Additionally, for the three and nine months ended September 30, 2010, the Company incurred $11.3 million and $19.7 million, respectively, of pre-tax items in All other associated with acquisition-related adjustments.

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

See “Restructuring and Related Charges and Project Costs” and “Acquisition-related Adjustments” sections that follow for further discussion.

Interest and Other

The following table provides interest and other information:
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2010	2009	2010	2009
Interest (income) expense, net	$6.5	$4.8	$18.9	$14.9
Other expense (income), net	(0.8)	4.3	0.3	4.2
Net impairment losses on securities	-	1.6	0.2	2.4
Total interest and other (income) expense, net	$5.7	$10.7	$19.4	$21.5

For the three months ended September 30, 2010, total interest and other (income) expense, net, resulted in lower net expense YTY primarily due to a $3.0 million charge taken in the third quarter of 2009 related to a private equity investment as well as $2.3 million of realized gains from the sales of marketable securities in the third quarter of 2010, both of which were recorded in Other (income) expense, net on the Consolidated Condensed Statements of Earnings. For the nine months ended September 30, 2010, total interest and other (income) expense, net, resulted in slightly lower net expense YTY primarily due to the factors listed above for the third quarter, partially offset by lower interest income from declining interest rates on the Company’s investments.

Refer to Item 1, Note 2 of the Notes to Consolidated Condensed Financial Statements for additional information regarding the 2009 charge related to the Company’s private equity investment. Refer to Note 6 for additional information regarding the Company’s realized gains from the sales of marketable securities in 2010.

Provision for Income Taxes and Related Matters

The Provision for income taxes for the three months ended September 30, 2010, was $15.5 million or an effective tax rate of 17.7%, compared to $3.3 million or an effective tax rate of 25.0% for the three months ended September 30, 2009. For the three months ended September 30, 2010, the Company reduced tax expense by $2.8 million, primarily due to the impact of various tax audits.

The Provision for income taxes for the nine months ended September 30, 2010 was $73.6 million or an effective tax rate of 22.6%, compared to $18.6 million or an effective tax rate of 17.8% for the nine months ended September 30, 2009. For the nine months ended September 30, 2010, the Company reduced tax expense by $1.7 million, primarily due to the impact of various tax audits. The difference in the year to year rates (excluding discrete items) is principally due to the expiration of the U.S. research and experimentation tax credit at the end of 2009 (6.0 percentage point increase from year to year).

Net Earnings and Earnings per Share

The following table summarizes net earnings and basic and diluted net earnings per share:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share amounts)	2010	2009	2010	2009
Net earnings	$72.0	$10.0	$252.4	$86.2

Basic earnings per share	$0.92	$0.13	$3.21	$1.10
Diluted earnings per share	$0.90	$0.13	$3.18	$1.10

Net earnings for the three and nine months ended September 30, 2010 increased 622% and 193%, respectively, from the prior year primarily due to higher operating income.

For the three and nine months ended September 30, 2010, the increase YTY in basic and diluted earnings per share was primarily due to higher net earnings.

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

For the three months ended September 30, 2010, the Company incurred charges, including project costs, of $7.7 million for the Company’s restructuring plans as follows:

	October 2009	Other Actions
	Restructuring- related Charges (Note 5)	Restructuring- related Charges (Note 5)	Project Costs	Total
Accelerated depreciation charges/project costs	$-	$0.1	$4.0	$4.1
Employee termination benefit charges/project costs	(0.4)	(0.2)	5.1	4.5
Contract termination and lease charges	-	(0.9)	-	(0.9)
Total restructuring-related charges/project costs	$(0.4)	$(1.0)	$9.1	$7.7

The Company incurred $4.1 million of accelerated depreciation charges and project costs in Cost of revenue on the Consolidated Condensed Statements of Earnings.  Total employee termination benefits and contract termination and lease charges (reversals) of $(1.5) million are included in Restructuring and related charges while $5.1 million of related project costs are included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.

For the three months ended September 30, 2010, the Company incurred restructuring and related charges (reversals) and project costs related to its restructuring plans of $5.6 million in PSSD, $(0.1) million in ISD and $2.2 million in All other.

For the nine months ended September 30, 2010, the Company incurred charges, including project costs, of $31.0 million for the Company’s restructuring plans as follows:

	October 2009	Other Actions
	Restructuring- related Charges (Note 5)	Restructuring- related Charges (Note 5)	Project Costs	Total
Accelerated depreciation charges/project costs	$1.7	$2.5	$11.7	$15.9
Employee termination benefit charges/project costs	1.0	(1.5)	12.1	11.6
Contract termination and lease charges	4.4	(0.9)	-	3.5
Total restructuring-related charges/project costs	$7.1	$0.1	$23.8	$31.0

The Company incurred $15.9 million of accelerated depreciation charges and project costs in Cost of revenue on the Consolidated Condensed Statements of Earnings.  Total employee termination benefits and contract termination and lease charges of $3.0 million are included in Restructuring and related charges while $12.1 million of related project costs are included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.

For the nine months ended September 30, 2010, the Company incurred restructuring and related charges and project costs related to its restructuring plans of $18.7 million in PSSD, $6.3 million in ISD and $6.0 million in All other.

In the fourth quarter of 2010, the Company expects savings of approximately $64 million from the 2007, 2008 and 2009 restructuring actions. For the remainder of 2010, due primarily to the October 2009 restructuring actions, the Company expects restructuring and related costs and expenses to be approximately $9 million.

October 2009 Restructuring Plan

General

Refer to Note 5 of the Notes to Consolidated Condensed Financial Statements for a description of the Company’s October 2009 Restructuring Plan. The Company expects the October 2009 Restructuring Plan to be principally completed by the end of the second quarter of 2011.

The October 2009 Restructuring Plan is expected to impact about 770 positions worldwide. Total pre-tax charges, including project costs, of approximately $110 million are expected for the October 2009 Restructuring Plan, and approximately $18 million of remaining charges are expected to be incurred in 2010 – 2011.  The company expects the total cash cost of this plan to be approximately $95 million.

Lexmark expects the October 2009 Restructuring Plan to generate savings of approximately $70 million in 2010, and ongoing savings beginning in 2011 of approximately $110 million.  These ongoing savings should be split approximately 60% to operating expense and 40% to cost of goods sold.  Ongoing cash savings of approximately $105 million are expected beginning in 2011.

Impact to 2010 Financial Results

For the three months ended September 30, 2010, the Company incurred charges of $8.4 million for the October 2009 Restructuring Plan as follows:

	October 2009
	Restructuring- related Charges (Note 5)	Project Costs	Total
Accelerated depreciation charges/project costs	$-	$3.9	$3.9
Employee termination benefit charges/project costs	(0.4)	4.9	4.5
Total restructuring-related charges/project costs	$(0.4)	$8.8	$8.4

The Company incurred $3.9 million of accelerated depreciation charges and project costs in Cost of revenue on the Consolidated Condensed Statements of Earnings.  Employee termination benefit and contract termination and lease charges (reversals) of $(0.4) million are included in Restructuring and related charges, and $4.9 million of related project costs are included in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings.

For the three months ended September 30, 2010, the Company incurred restructuring and related charges (reversals) and project costs related to the October 2009 Restructuring Plan of $6.8 million in PSSD, $(0.3) million in ISD and $1.9 million in All other.

For the nine months ended September 30, 2010, the Company incurred charges of $28.2 million for the October 2009 Restructuring Plan as follows:

	October 2009
	Restructuring- related Charges (Note 5)	Project Costs	Total
Accelerated depreciation charges/project costs	$1.7	$9.9	$11.6
Employee termination benefit charges/project costs	1.0	11.2	12.2
Contract termination and lease charges	4.4	-	4.4
Total restructuring-related charges/project costs	$7.1	$21.1	$28.2

The Company incurred $11.6 million of accelerated depreciation charges and project costs in Cost of revenue on the Consolidated Condensed Statements of Earnings.  Employee termination benefit and contract termination and lease charges of $5.4 million are included in Restructuring and related charges, and $11.2 million of related project costs are included in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings.

For the nine months ended September 30, 2010, the Company incurred restructuring and related charges and project costs related to the October 2009 Restructuring Plan of $20.0 million in PSSD, $3.6 million in ISD and $4.6 million in All other.

Including the $63.5 million of charges incurred in 2009, the Company has incurred $91.7 million of total charges for the October 2009 Restructuring Plan.

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

Other Restructuring Actions

General

Refer to Note 5 of the Notes to Consolidated Condensed Financial Statements for a description of the Company’s Other Restructuring Actions.

Impact to 2010 Financial Results

For the three months ended September 30, 2010, the Company incurred charges (reversals) of $(0.7) million for the Company’s Other Restructuring Actions as follows:

	Other Actions
	Restructuring- related Charges (Note 5)	Project Costs	Total
Accelerated depreciation charges/project costs	$0.1	$0.1	$0.2
Employee termination benefit charges/project costs	(0.2)	0.2	-
Contract termination and lease charges	(0.9)	-	(0.9)
Total restructuring-related charges/project costs	$(1.0)	$0.3	$(0.7)

The Company incurred $0.2 million of accelerated depreciation charges in Cost of revenue on the Consolidated Condensed Statements of Earnings.  Employee termination benefit charges (reversals) of $(1.1) million are included in Restructuring and related charges, and $0.2 million of related project costs are included in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings.

For the three months ended September 30, 2010, the Company incurred restructuring and related charges (reversals) and project costs related to the Company’s Other Restructuring Actions of $(1.2) million in PSSD, $0.2 million in ISD and $0.3 million in All other.

For the nine months ended September 30, 2010, the Company incurred charges of $2.8 million for the Company’s Other Restructuring Actions as follows:

	Other Actions
	Restructuring- related Charges (Note 5)	Project Costs	Total
Accelerated depreciation charges/project costs	$2.5	$1.8	$4.3
Employee termination benefit charges/project costs	(1.5)	0.9	(0.6)
Contract termination and lease charges	(0.9)	-	(0.9)
Total restructuring-related charges/project costs	$0.1	$2.7	$2.8

The Company incurred $4.3 million of accelerated depreciation charges and project costs in Cost of revenue on the Consolidated Condensed Statements of Earnings.  Employee termination benefit and contract termination and lease charges (reversals) of $(2.4) million are included in Restructuring and related charges, and $0.9 million of related project costs are included in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings.

For the nine months ended September 30, 2010, the Company incurred restructuring and related charges (reversals) and project costs related to the Company’s Other Restructuring Actions of $(1.3) million in PSSD, $2.7 million in ISD, and $1.4 million in All other.

For the three and nine months ended September 30, 2010, the $(0.9) million reversal for contract termination and lease charges is due to the Company’s decision to reuse a leased building that had earlier been vacated as a result of restructuring actions.

During the second quarter of 2010, the Company sold one of its inkjet supplies manufacturing facilities in Chihuahua, Mexico for $5.6 million and recognized a $0.5 million pre-tax gain on the sale that is included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.

Impact to 2009 Financial Results

For the three months ended September 30, 2009, the Company incurred charges of $18.3 million for the Company’s Other Restructuring Actions as follows:

	Other Actions
	Restructuring- related Charges (Note 5)	Project Costs	Total
Accelerated depreciation charges/project costs	$8.3	$3.2	$11.5
Employee termination benefit charges/project costs	4.2	2.6	6.8
Total restructuring-related charges/project costs	$12.5	$5.8	$18.3

The Company incurred $11.5 million of accelerated depreciation charges and project costs in Cost of revenue on the Consolidated Condensed Statements of Earnings.  Employee termination benefit charges of $4.2 million are included in Restructuring and related charges, and $2.6 million of related project costs are included in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings.

For the three months ended September 30, 2009, the Company incurred restructuring and related charges and project costs related to the Company’s Other Restructuring Actions of $2.7 million in PSSD, $9.4 million in ISD and $6.2 million in All other.

For the nine months ended September 30, 2009, the Company incurred charges of $62.9 million for the Company’s Other Restructuring Actions as follows:

	Other Actions
	Restructuring- related Charges (Note 5)	Project Costs	Total
Accelerated depreciation charges/project costs	$30.4	$7.7	$38.1
Employee termination benefit charges/project costs	11.6	12.9	24.5
Contract termination and lease charges	0.3	-	0.3
Total restructuring-related charges/project costs	$42.3	$20.6	$62.9

The Company incurred $38.0 million of accelerated depreciation charges and project costs in Cost of revenue, and $0.1 million in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.  Employee termination benefit and contract termination and lease charges of $11.9 million are included in Restructuring and related charges, and $12.9 million of related project costs are included in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings.

For the nine months ended September 30, 2009, the Company incurred restructuring and related charges and project costs related to the Company’s Other Restructuring Actions of $10.2 million in PSSD, $34.2 million in ISD and $18.5 million in All other.

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

The following pre-tax acquisition-related adjustments affected the Company’s financial results for the three and nine months ended September 30, 2010.

	Three Months Ended September 30	Nine Months Ended September 30
Adjustment to revenue	$5.4	$7.4
Amortization of intangible assets	5.0	6.3
Acquisition and integration costs	0.9	6.0
Total acquisition-related adjustments	$11.3	$19.7

Adjustments to revenue result from business combination accounting rules when deferred revenue balances for service contracts assumed as part of acquisitions are adjusted down to fair value. Fair value approximates the cost of fulfilling the service obligation, plus a reasonable profit margin. Subsequent to acquisitions, the Company analyzes the amount of amortized revenue that would have been recognized had the acquired company remained independent and had the deferred revenue balances not been adjusted to fair value. The $5.4 million and $7.4 million downward adjustments to revenue for the three and nine months ended September 30, 2010, respectively, are reflected in Revenue presented on the Company’s Consolidated Condensed Statements of Earnings. The Company expects pre-tax adjustments to deferred revenue of approximately $4 million for the remainder of 2010. For full year 2011, the Company expects pre-tax adjustments to deferred revenue of approximately $3 million.

Due to business combination accounting rules, intangible assets are recognized as a result of acquisitions which were not previously presented on the balance sheet of the acquired company. These intangible assets consist primarily of purchased technology, customer relationships, trade names, in-process R&D and non-compete agreements. Subsequent to the acquisition date, some of these intangible assets begin amortizing and represent an expense that would not have been recorded had the acquired company remained independent. For the three and nine months ended September 30, 2010, the Company incurred $3.7 million and $4.7 million, respectively, in Cost of revenue and $1.3 million and $1.6 million, respectively, in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings for the amortization of intangible assets. The Company expects pre-tax adjustments for the amortization of intangible assets of approximately $5 million for the remainder of 2010.  For full year 2011, the Company expects charges for the amortization of intangible assets of approximately $20 million.

In connection with its acquisitions, the Company incurs acquisition and integration expenses that would not have been incurred otherwise. The acquisition costs include items such as investment banking fees, legal and accounting fees, and costs of retention bonus programs for the senior management of the acquired company. Integration costs may consist of information technology expenses, consulting costs and travel expenses. The costs are expensed as incurred. For the three and nine months ended September 30, 2010, the Company incurred $0.9 million and $6.0 million, respectively, in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings for acquisition and integration costs. The Company expects pre-tax adjustments for acquisition and integration expenses of approximately $1 million for the remainder of 2010.  For full year 2011, the Company expects charges for acquisition and integration expenses of approximately $2 million.

FINANCIAL CONDITION

Lexmark’s financial position remained strong at September 30, 2010, with working capital of $979.1 million compared to $948.9 million at December 31, 2009. The $30.2 million increase in working capital accounts was driven by cash generation for the year offset by capital spending and the acquisition of Perceptive Software, which shifted a substantial amount of current assets to noncurrent assets, primarily intangible assets and goodwill.

The following table summarizes the results of the Company’s Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended Sept 30
(Dollars in millions)	2010	2009
Net cash flow provided by (used for):
Operating activities	$367.1	$145.6
Investing activities	(291.2)	(169.7)
Financing activities	(12.8)	(7.2)
Effect of exchange rate changes on cash	-	2.6
Net change in cash and cash equivalents	$63.1	$(28.7)

The Company’s primary source of liquidity has been cash generated by operations, which generally has been sufficient to allow the Company to fund its working capital needs and finance its capital expenditures. Management believes that cash provided by operations will continue to be sufficient to meet operating and capital needs for the next twelve months. However, in the event that cash from operations is not sufficient, the Company has a substantial cash and short term marketable securities balance and other potential sources of liquidity through utilization of its accounts receivable financing program, revolving credit facility or other financing sources. As of September 30, 2010, the Company held $522.4 million and $597.0 million in cash and cash equivalents and current marketable securities, respectively. As of December 31, 2009, the Company held $459.3 million and $673.2 million in cash and cash equivalents and current marketable securities, respectively. A discussion of the Company’s marketable securities investments is included in the Investing activities section to follow.

At September 30, 2010 and December 31, 2009, the Company had senior note debt of $649.1 million and $648.9 million, respectively, net of discount. A discussion of the Company’s senior note debt, accounts receivable financing program and revolving credit facility is included in the Financing activities section to follow.

Operating activities

Cash flow from operations for the nine months ended September 30, 2009 was low for the Company reflecting the impact of economic conditions on the Company’s profitability as well as global pension contributions made during the period. However, earnings and cash flow for the nine months ended September 30, 2010 showed significant recovery from that of 2009. The $221.5 million increase in cash flow from operating activities for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 was driven by the following factors.

Net earnings increased $166.2 million for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. The non-cash adjustment for depreciation and amortization decreased $13.6 million YTY driven by the decrease in accelerated depreciation in 2010 related to the Company’s restructuring actions.

Changes in Accounts payable balances contributed $111.2 million to the increase in cash flow from operating activities for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. Accounts payable increased $34.5 million during the first nine months of 2010 and decreased $76.7 million during the first nine months of 2009. The fluctuation between the activity in 2010 and that of 2009 is primarily driven by greater demand in 2010 coupled with a longer payment cycle. Furthermore, the year-end Accounts payable balance was considerably higher at December 31, 2008 compared to December 31, 2009 and is a significant factor in the Company’s 2009 and 2010 cash flows, respectively.

The decrease in Accrued liabilities and Other assets and liabilities, collectively, was $86.5 million less in the first nine months of 2010 compared to that of 2009. The largest single factor behind the favorable YTY change was pension funding of $88.9 million during the first nine months of 2009 that resulted from the steep decline in the fair value of pension plan assets in 2008. Pension and postretirement net contributions for the first nine months of 2010 were only $6.3 million and the Company approximates that funding for full year 2010 will be only $10 million. Looking forward, the Company is currently assuming pension and postretirement funding requirements for 2011 and 2012 of $30 million to $35 million per year based on factors that were present as of December 31, 2009. Actual future pension and postretirement funding requirements beyond 2010 will be impacted by various factors, including actual pension asset returns and interest rates used for discounting future liabilities. In addition to the pension funding, the Company also made a $43 million payment to German collection societies in the third quarter of 2009 in settlement of copyright fees levied on all-in-one and multifunctional devices sold in Germany after December 31, 2001 through December 31, 2007. The positive YTY fluctuations in pension funding and German copyright payment were offset partially by various items, including the receipt of a $19.8 million income tax refund from the IRS in the second quarter of 2009 related to 2008 estimated tax payments. The Company did not receive a refund of this magnitude in the first nine months of 2010.

Trade receivables increased $14.7 million and $15.9 million during the first nine months of 2010 and 2009, respectively, a YTY fluctuation of only $1.2 million. The increase in revenue in 2010 was offset by collections.

The positive impacts on YTY cash flow from operating activities described above were reduced by the $130.2 million YTY fluctuation in changes in inventories, primarily in PSSD. Inventories balances increased $34.6 million during the first nine months of 2010 and decreased $95.6 million during the first nine months of 2009. The increase in 2010 took place in the third quarter as inventories increased $53 million, of which $26 million was in hardware inventory and $27 million was in supplies and services inventory. The increase in the third quarter was driven by increases in inventory to alleviate hardware and supplies constraints incurred in in the first nine months of 2010, to meet higher levels of demand for both hardware and supplies in 2010 versus 2009, as well as some areas of excess inventory. The reduction in 2009 was driven by the Company’s increased focus on inventory management initiated in the second quarter of 2009 in response to challenging economic conditions that negatively impacted the Company at that time.

	Sep-10	Dec-09	Sep-09	Dec-08
Days of sales outstanding	41	36	42	36
Days of inventory	54	47	48	51
Days of payables	75	67	67	65
Cash conversion days	20	16	23	22

Cash conversion days represent the number of days that elapse between the day the Company pays for materials and the day it collects cash from its customers. Cash conversion days are equal to the days of sales outstanding plus days of inventory less days of payables. The cash conversion days in the table above may not foot due to rounding.

The days of sales outstanding are calculated using the period-end Trade receivables balance, net of allowances, and the average daily revenue for the quarter.  The 2010 days of sales outstanding calculation includes $26.2 million of trade receivables purchased in the Perceptive Software business combination.

The days of inventory are calculated using the period-end net Inventories balance and the average daily cost of revenue for the quarter.

The days of payables are calculated using the period-end Accounts payable balance and the average daily cost of revenue for the quarter.  The 2010 days of payables calculation includes $2.5 million of accounts payable assumed by the Company in the Perceptive Software business combination.

Please note that cash conversion days presented above may not be comparable to similarly titled measures reported by other registrants.

Other Notable Items

As of September 30, 2010, the Company has accrued approximately $65.2 million for pending copyright fee issues, including litigation proceedings, local legislative initiatives and/or negotiations with the parties involved. These accruals are included in Accrued liabilities on the Consolidated Condensed Statements of Financial Position. Refer to Part I, Item 1, Note 16 of the Notes to Consolidated Condensed Financial Statements for additional information. The payment(s) of these fees could have a material impact on the Company’s future operating cash flows.

Investing activities

The $121.5 million increase in net cash flows used for investing activities for the first nine months of 2010 compared to that of 2009 was driven by the $262.8 million YTY increase in business acquisitions. This activity was offset partially by the $89.3 million YTY decrease in capital spending as well as the $44.1 net decrease in marketable securities investments. The Company’s business acquisitions, capital spending, and marketable securities investing activities are discussed below.

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

In 2009, the Company completed its acquisition of a wholesale company for $10.7 million, net of cash acquired. The wholesaler was purchased for its current customer base and established presence in Eastern Europe.

Refer to Item 1, Note 3 of the Notes to Consolidated Condensed Financial Statements for additional information regarding business combinations.

Capital expenditures

For the nine months ended September 30, 2010 and 2009, the Company spent $108.2 million and $197.5 million, respectively, on capital expenditures. The capital expenditures for 2010 principally related to infrastructure support (including internal-use software expenditures), new product development and capacity expansion. The Company expects capital expenditures to be approximately $160 million for full year 2010, a lower need than full year 2009 capital expenditures of $242 million. Capital expenditures for 2010 will be attributable mostly to infrastructure support and new product development and are expected to be funded through cash from operations; however, if necessary, the Company may use existing cash, cash equivalents, and proceeds from sales of marketable securities or additional sources of liquidity as discussed below.

Marketable securities

The Company decreased its marketable securities investments by $84.3 million and $40.2 million during the first nine months of 2010 and 2009, respectively. Although the Company generated strong cash flows from operating activities in 2010, the Company made a substantial payment in the acquisition of Perceptive Software as discussed earlier. Lower levels of cash flows provided by operations for the nine months ended September 30, 2009 impacted the Company’s ability to invest in marketable securities in 2009.

The Company’s investments in marketable securities are classified and accounted for as available-for-sale and reported at fair value. At September 30, 2010 and December 31, 2009, the Company’s marketable securities portfolio consisted of asset-backed and mortgage-backed securities, corporate debt securities, preferred and municipal debt securities, U.S. government and agency debt securities, international government, certificates of deposit and commercial paper. The Company’s auction rate securities, valued at $18.9 million and $22.0 at September 30, 2010 and December 31, 2009, respectively, were reported in the noncurrent assets section of the Company’s Consolidated Condensed Statements of Financial Position with the exception of $1.6 million included in current assets at September 30, 2010 due to the issuer calling the securities for full redemption in October 2010.

The marketable securities portfolio held by the Company contains market risk (including interest rate risk) and credit risk. These risks are managed through the Company’s investment policy and investment management contracts with professional asset managers which require sector diversification, limitations on maturity and duration, minimum credit quality and other criteria. The Company also maintains adequate issuer diversification through strict issuer limits except for securities issued by the U.S. government or its agencies. The Company’s ability to access the portfolio to fund operations could be limited by the liquidity in the market as well as possible tax implications of moving proceeds across jurisdictions.

The Company assesses its marketable securities for other-than-temporary declines in value in accordance with the model provided under the FASB’s amended guidance, which was adopted in the second quarter of 2009. There were no major developments in the first nine months of 2010 with respect to OTTI of the Company’s marketable securities. Specifically regarding the Company’s auction rate securities, the most illiquid securities in the portfolio, Lexmark has previously recognized OTTI on only one security due to credit events involving the issuer and the insurer. Because of the Company’s liquidity position, it is not more likely than not that the Company will be required to sell the auction rate securities until liquidity in the market or optional issuer redemption occurs. The Company could also hold the securities to maturity if it chooses. Additionally, if Lexmark required capital, the Company has available liquidity through its accounts receivable program and revolving credit facility. Given these circumstances, the Company would only have to recognize OTTI on its auction rate securities if the present value of the expected cash flows is less than the amortized cost of the individual security.

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

Level 3 measurements were roughly 5% of the Company’s total available-for-sale marketable securities portfolio at September 30, 2010 compared to 4% at December 31, 2009 and 4% at September 30, 2009. Level 3 percentages include noncurrent marketable securities.

Refer to Part I, Item 1, Note 2 of the Notes to Consolidated Condensed Financial Statements for additional information regarding fair value measurements and Level 3 activity. Refer to Part I, Item 1, Note 6 of the Notes to Consolidated Condensed Financial Statements for additional information regarding marketable securities.

Financing activities

Cash flows used for financing activities were $12.8 million for the first nine months of 2010, primarily due to the decrease in bank overdrafts of $10.3 million included in Other as well as the $3.1 million repayment of long term debt assumed by the Company in the second quarter acquisition of Perceptive Software. Cash flows used for financing activities were $7.2 million for the first nine months of 2009, largely due to the $6.6 million decrease in short-term debt of the Company’s subsidiary in Brazil during the period. Additional information regarding the Company’s financing activities is included below.

Intra-period financing activities

Bank overdrafts and other financing sources were utilized to supplement daily cash needs of the Company and its subsidiaries in 2010. Such borrowings were repaid in very short periods of time, generally in a matter of few days, and were not material to the Company’s overall liquidity position. The amounts reflected in the Company’s financial statements at the end of the reporting period are not materially different from the borrowing activities during the period.

Share repurchases

The Company did not repurchase shares of its Class A Common Stock during the first nine months of 2010 or 2009. As of September 30, 2010, there was approximately $491 million of remaining share repurchase authority from the Board of Directors. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. Refer to Part I, Item 1, Note 10 of the Notes to Consolidated Condensed Financial Statements for additional information regarding share repurchases.

Senior note debt

In May 2008, the Company completed a public debt offering of $650 million aggregate principal amount of fixed rate senior unsecured notes. The notes are split into two tranches of five- and ten-year notes respectively. The five-year notes with an aggregate principal amount of $350 million and 5.9% coupon were priced at 99.83% to have an effective yield to maturity of 5.939% and will mature June 1, 2013 (referred to as the “2013 senior notes”). The ten-year notes with an aggregate principal amount of $300 million and 6.65% coupon were priced at 99.73% to have an effective yield to maturity of 6.687% and will mature June 1, 2018 (referred to as the “2018 senior notes”). At September 30, 2010 and December 31, 2009, the outstanding balance of senior note debt was $649.1 million and $648.9 million, respectively, net of discount.

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

In October 2010, the agreement was amended by extending the term of the facility to September 30, 2011 and increasing the maximum capital availability under the trade receivables facility from $100 million to $125 million. A new financial institution was also added to the agreement in October 2010. There were no secured borrowings outstanding under the trade receivables facility at September 30, 2010 or December 31, 2009.

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

As of September 30, 2010 and December 31, 2009, there were no amounts outstanding under the New Facility.

Additional information related to the New Facility can be found in the Form 8-K and Form 8-K/A reports that were filed with the SEC by the Company on August 21, 2009 and August 28, 2009, respectively.

Credit ratings and other information

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

Interest Rates

At September 30, 2010, the fair value of the Company’s senior notes was estimated at $717.2 million based on the prices the bonds have recently traded in the market as well as the overall market conditions on the date of valuation. The fair value of the senior notes exceeded the carrying value as recorded in the Consolidated Condensed Statements of Financial Position at September 30, 2010, by approximately $68.1 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $12.0 million at September 30, 2010.

See the section titled “FINANCIAL CONDITION - Investing activities:” in Item 2 of this report for a discussion of the Company’s auction rate securities portfolio which is incorporated herein by reference.

Foreign Currency Exchange Rates

The Company has employed, from time to time, a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the Company’s functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the Company is exposed include the Euro, the Canadian dollar, the British pound, the Philippine peso, the Mexican peso, as well as other currencies. Exposures may be hedged with foreign currency forward contracts, put options, and call options generally with maturity dates of twelve months or less. The potential loss in fair value at September 30, 2010 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $(0.9) million. This loss would be mitigated by corresponding gains on the underlying exposures.

Item 4.              CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

As discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, the Company is in the process of implementing a new global enterprise resource planning (ERP) system.  That process began with regional implementation in EMEA during the fourth quarter of 2009 and continued during the third quarter of 2010 with implementations in North America and Latin America.  As a result of the ERP implementation, there were changes to processes and procedures that impact internal controls over financial reporting. While management believes changes to controls along with additional compensating controls related to financial reporting for affected processes are adequate and effective, management is continuing to evaluate and monitor the changes as processes and procedures in each of these areas evolve.

Inherent Limitations on Effectiveness of Controls

The Company’s management, including the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting will prevent or detect all error and all fraud. A control system, regardless of how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met.  These inherent limitations include the following:

•	Judgments in decision-making can be faulty, and control and process breakdowns can occur because of simple errors or mistakes.

•	Controls can be circumvented by individuals, acting alone or in collusion with each other, or by management override.

•
The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

•	Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

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

Item 6.                      EXHIBITS

A list of exhibits is set forth in the Exhibit Index found on page 59 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, both on behalf of the registrant and in his capacity as principal accounting officer of the registrant.

Lexmark International, Inc.
(Registrant)

November 3, 2010

/s/ John W. Gamble, Jr.
John W. Gamble, Jr.
Executive V.P. and Chief Financial Officer

EXHIBIT INDEX

Exhibits:

10.1
Amendment No. 7 to Receivables Purchase Agreement, dated as of October 1, 2010, by and among Lexmark Receivables Corporation, as Seller, Gotham Funding Corporation, as an Investor, Fifth Third Bank, as an Investor Agent and a Bank, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Program Agent, an Investor Agent and a Bank, and Lexmark International, Inc., as Collection Agent and Originator.

10.2	Form of Non-Qualified Stock Option Agreement pursuant to the Company's Stock Incentive Plan. +
31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statement of Earnings for the three and nine month periods ended September 30, 2010 and 2009, (ii) the Consolidated Statement of Financial Position at September 30, 2010 and December 31, 2009, (iii) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2010 and 2009 and (iv) the notes to the Consolidated Financial Statements.

 ___________
+ Indicates management contract or compensatory plan, contract or arrangement.