Form 10-K
period 2010-12-31
LEXMARK INTERNATIONAL INC /KY/
filed 2011-02-28
CIK 1001288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2010 OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 1-14050

LEXMARK INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1308215 (I.R.S. Employer Identification No.)

One Lexmark Centre Drive 740 West New Circle Road
Lexington, Kentucky (Address of principal executive offices)	40550 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐     No ☑

The aggregate market value of the shares of voting common stock held by non-affiliates of the registrant was approximately $2.6 billion based on the closing price for the Class A Common Stock on the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 18, 2011, there were outstanding 78,608,894 shares (excluding shares held in treasury) of the registrant’s Class A Common Stock, par value $0.01, which is the only class of voting common stock of the registrant, and there were no shares outstanding of the registrant’s Class B Common Stock, par value $0.01.

Documents Incorporated by Reference

Certain information in the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, is incorporated by reference in Part III of this Form 10-K.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-K
For the Year Ended December 31, 2010

		Page of
		Form 10-K

PART I
Item 1.	BUSINESS	1
Item 1A.	RISK FACTORS	15
Item 1B.	UNRESOLVED STAFF COMMENTS	22
Item 2.	PROPERTIES	22
Item 3.	LEGAL PROCEEDINGS	22

PART II
Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	23
Item 6.	SELECTED FINANCIAL DATA	26
Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	27
Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	61
Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	62
Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	127
Item 9A.	CONTROLS AND PROCEDURES	127
Item 9B.	OTHER INFORMATION	128

PART III
Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	129
Item 11.	EXECUTIVE COMPENSATION	129
Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	130
Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	130
Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	130

PART IV
Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	131
EX-4.5
EX-12.1
EX-21
EX-23
EX-24
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

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

Lexmark makes it easier for businesses of all sizes to move and manage information between the paper and digital worlds. Since its inception in 1991, Lexmark has become a leading developer, manufacturer and supplier of printing, imaging, document workflow, and content management solutions for the office. The Company operates in the office imaging and enterprise content management (“ECM”) markets. Lexmark’s products include laser printers, inkjet printers, multifunction devices, dot matrix printers and associated supplies, solutions and services, and ECM software solutions and services. Lexmark develops and owns most of the technology for its laser and inkjet products, software related to managed print services, and ECM solutions. The Company acquired Perceptive Software, Inc. (“Perceptive Software”), a leading provider of ECM software and document workflow solutions, in the second quarter of 2010. The acquisition builds upon and strengthens Lexmark’s industry workflow solutions and allows the Company to compete in the faster growing ECM and document-process automation software solutions markets.

In the fourth quarter of 2010, Lexmark combined its laser and inkjet printing divisions into a single organization in order to enable the Company to more easily execute its strategy of targeting and capturing higher usage business segments of the output marketplace and to further unify its sales, marketing, and research and development of new products and services. As a result of this action, the Company is primarily managed along two segments: Imaging Solutions and Services (“ISS”) and Perceptive Software. Refer to Part II, Item 8, Note 20 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s reportable segments.

Revenue derived from international sales, including exports from the United States of America (“U.S.”), accounts for approximately 57% of the Company’s consolidated revenue, with Europe, Middle East and Africa (“EMEA”) accounting for 36% of worldwide sales. Lexmark’s products are sold in more than 170 countries in North and South America, Europe, the Middle East, Africa, Asia, the Pacific Rim and the Caribbean. This geographic diversity offers the Company opportunities to participate in emerging markets, provides diversification to its revenue stream and operations to help offset geographic economic trends, and utilizes the technical and business expertise of a worldwide workforce. Currency exchange rates had a negligible impact on international revenue, costs and expenses in 2010 compared to 2009. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations — Effect of Currency Exchange Rates and Exchange Rate Risk Management for more information. A summary of the Company’s revenue and long-lived assets by geographic area is found in Part II, Item 8, Note 20 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Market Overview1

Lexmark serves both the distributed printing and electronic content management markets. Lexmark management believes the total market opportunity of both of these markets in 2010 was approximately $95 billion. Lexmark management believes that the total distributed printing market opportunity was approximately $90 billion in 2010, including printing hardware, supplies and related services. This opportunity includes printers and multifunction devices as well as a declining base of copiers and fax machines that are increasingly being integrated into multifunction devices. Based on industry information, Lexmark management believes that the market grew in 2010 due to a rebound from the downturn in 2009. The distributed printing industry is expected to experience low to mid single digit annual revenue growth rates over the next two years, assuming the global economic recovery continues, with the highest growth likely to be attributable to multifunction products (“MFPs”), color lasers, business inkjets and stronger emerging market demand. In addition, managed print services and solutions are expected to experience double digit annual revenue growth rates over the next two years. Based on industry analyst estimates, Lexmark management believes that the ECM market, including document process automation software and services, is currently projected to grow 10% to 12% annually over the next few years and in 2010 had a market size of approximately $5 billion, including related services. However, management believes the total addressable market is significantly larger due to relatively low penetration of ECM products worldwide.

In general, as the printing industry matures and printer and copier-based product markets converge, the Company’s management expects competitive pressures on product prices to continue. However, management believes that this convergence represents an opportunity for printer-based product and solution vendors like Lexmark to displace copier-based products in the marketplace. The Company’s management believes that the integration of print/copy/fax/scan capabilities enables Lexmark to leverage strengths in network printing and related document workflow solutions. Lexmark management also believes that it is well positioned to capture faster growing software and services opportunities that are associated with providing managed print services and ECM and document workflow software and services that are focused on streamlining and automating document-intensive business processes, as well as reducing unnecessary print. Lexmark sees a significant opportunity to take a leadership role in providing innovative print and document and content solutions and services to help customers improve their productivity and business performance.

1  Certain information contained in the “Market Overview” section has been obtained from industry sources, public information and other internal and external sources. Data available from industry analysts varies widely among sources. The Company bases its analysis of market trends on the data available from several different industry analysts.

The continued digitization of information as well as the electronic distribution of information, has led to the rapid expansion of unstructured digital information. Unstructured digital information is represented by office documents, emails, photographs, audio and video files, document and image scans and other information that is not stored in a traditional structured database. Lexmark management believes that the deployment of ECM systems and workflow solutions to effectively capture, manage and access this unstructured information is a significant long term opportunity. Lexmark management also believes the growth in unstructured digital information and the systems to manage it continues to positively impact the distributed output market opportunity relative to centralized printing, as more of the information that is being printed is on distributed output devices and less on commercial and centralized printing devices. Lexmark’s customers are increasingly interested in streamlining and automating document workflows and business processes in order to reduce costs and/or improve customer service. Improving business processes includes reducing physical handling, movement and storage of hardcopy documents, as well as reducing unnecessary and wasteful printing. Lexmark sees the greatest waste in high volume centralized print which includes the need to physically transport printed materials to the point-of-need and has been traditionally associated with considerable amounts of unused and wasted printed material. Lexmark’s distributed print and electronic content management and document workflow solutions and services are focused on reducing centralized print and reducing unnecessary distributed print as well.

Laser based products within the distributed printing market primarily serve business customers. Laser products can be divided into two major categories — large workgroup products and lower-priced small workgroup products. Large workgroup products are typically attached directly to large workgroup networks, while small workgroup products are attached to personal computers (“PCs”) or small workgroup networks. Both product categories include color and monochrome laser offerings.

The large workgroup products include laser printers and MFP devices, which typically include high-performance internal network adapters and are easily upgraded to include additional input and output capacity and finishing capabilities as well as additional memory and storage. Most large workgroup products also have sophisticated network management tools and are available as single function printers and MFP devices that print/copy/fax and scan to network.

Color and MFP devices continue to represent a more significant portion of the laser market. The Company’s management believes that these trends will continue. Industry pricing pressure is partially offset by the tendency of customers to purchase higher value color and MFP devices and optional paper handling and finishing features. Customers are also purchasing more print and document management software solutions and services to optimize their document-related infrastructure in order to improve productivity and cost.

Inkjet based products within the distributed printing market historically have served customers in the consumer market, but there is an increasing trend toward inkjet products being designed for small office home office (“SOHO”) and other businesses. Customers are increasingly seeking productivity-related features that are found in inkjet multifunction products designed for office use such as wireless and ethernet connectivity, automatic document feeders and duplex capabilities, as well as access to web-based applications to automate print and document related work functions. This trend represents an opportunity for the Company to pursue revenue growth opportunities with its inkjet products and solutions targeted at SOHO and business market segments.

The ECM software and services market primarily serves business customers. It includes solutions for capturing and digitizing hardcopy information and capturing other forms of unstructured electronic information such as photographs, emails, etc. and the intelligent tagging and indexing of this electronic information in order to streamline and automate process workflows. These solutions help companies manage their documents and other enterprise content in the context of their business processes and enterprise applications with the result being higher productivity, lower costs, and increased customer satisfaction. ECM solutions also help companies to track and audit processes and meet compliance mandates.

Strategy

Lexmark’s strategy is based on a business model of investing in technology to develop and sell printing solutions, including printers, multifunction devices and solution software including electronic content and document management software, with the objective of growing its installed base of hardware devices and software installations, which drives recurring supplies sales as well as software maintenance and services revenue. Supplies have been and will continue to be the primary profit engine of the business model. Supplies profit helps fund new technology investments in products, solutions, services and software. As Lexmark continues to increase its mix of managed print services and content and document management solutions, management anticipates that the Company’s annuity mix will increasingly include services and software, in addition to supplies. The addition of Perceptive Software adds to Lexmark’s traditional strength in providing document solutions for specific industries and processes. The Company’s management believes that Lexmark has the following strengths related to this business model:

•	First, Lexmark is highly focused on delivering printing, imaging and document solutions and services for specific industries and processes in distributed environments. The Company’s management believes that this focus has enabled Lexmark to be responsive and flexible in meeting specific business customer needs.

•	Second, Lexmark internally develops all three of the key print technologies associated with distributed printing: inkjet, monochrome laser and color laser. The Company’s monochrome laser technology platform has historically allowed Lexmark to provide one of the best values in enterprise network printer-based products and also build unique capabilities into its products that enable it to offer customized printing and document workflow solutions. Lexmark is focused on advancing its inkjet technology, products and solutions to address higher usage customers. Lexmark also internally develops its print and document software platforms and tools that enable it to provide leading edge managed print services and document process automation solutions.

•	Third, Lexmark, through Perceptive Software, provides ECM software products and industry tailored solutions to help companies manage their documents and other unstructured enterprise content in the context of their business process and enterprise applications. This combination of platform, product, and solutions integrates rapidly into a customer’s existing IT infrastructure and is simple to use, which drives user adoption.

•	Fourth, Lexmark has leveraged its technological capabilities and its commitment to flexibility and responsiveness to build strong relationships with large-account customers and channel partners, including major office super stores, distributors, and value-added resellers. Lexmark’s path-to-market includes industry-focused consultative sales and services teams that deliver unique and differentiated solutions to both large accounts and channel partners that sell into the Company’s target industries.

Lexmark is focused on driving long-term performance by strategically investing in technology, hardware and software products and solutions to secure high value product installations and capture profitable supplies, software maintenance and service annuities in document-intensive industries and business processes in distributed environments.

Lexmark’s Imaging Solutions and Services segment continues to focus on capturing profitable supplies and service annuities generated from its monochrome and color laser printers, laser MFPs and inkjet all-in-one (“AIO”) devices. Associated strategic initiatives include:

•	Expanding and strengthening the Company’s product line of inkjet AIO devices and laser workgroup, color and MFP devices;

•	Advancing and strengthening the Company’s industry solutions and workflow capabilities to maintain and grow the Company’s penetration in selected industries;

•	Advancing and growing the Company’s managed print services business; and

•	Expanding the Company’s rate of participation in market opportunities and channels.

ISS’ strategy requires that it provide an array of high-quality, technologically-advanced products and solutions at competitive prices. ISS continually enhances its products to ensure that they function efficiently in increasingly-complex enterprise network environments. It also provides flexible tools to enable network administrators to improve productivity. ISS’ target markets include large corporations, small and medium businesses (“SMBs”), SOHO, and the public sector. ISS’ strategy requires that it continually identify and focus on industry-specific print and document process-related issues so that it can differentiate itself by offering unique industry solutions and related services. With the introduction of new laser products that began in the fall of 2008 and continued through 2010, ISS has announced products that represent the most extensive series of laser product introductions in the Company’s history. The new product introductions have significantly strengthened the breadth and depth of ISS’ workgroup laser line, color laser line and laser MFPs. ISS also continues to invest in product and solution development as well as solution sales related to business inkjet products. This investment has led to new inkjet products and solutions aimed at targeted growth segments as well as a pipeline of future products.

Because of ISS’ focus on printing and document process solutions, the Company has formed alliances and OEM arrangements to pursue incremental business opportunities through its alliance partners.

The acquisition of Perceptive Software enhances Lexmark’s capabilities as a document solutions provider, expands the Company’s market opportunity, and provides a core strategic component for Lexmark’s future. Perceptive Software’s strategy is to deliver affordable, industry and process specific solutions through deep industry expertise and a broad ECM software platform, in a model that is easy to integrate, use, and support. Key strategic initiatives of Perceptive Software include:

•	Advancing and growing the Company’s ECM business internationally;

•	Expanding and strengthening the Company’s ECM product line; and

•	Expanding the Company’s rate of participation in ECM market opportunities.

Segment Information — ISS

•  Products — ISS

ISS offers a broad portfolio of monochrome and color laser printers, laser MFPs and inkjet AIOs along with innovative software solutions and managed services to help businesses efficiently manage and share information. ISS’ laser and inkjet products are core building blocks for enabling information on demand. They are designed to accelerate business processes by providing people with the information they need — on paper or electronically — securely, reliably and cost-effectively.

○  Monochrome Laser

Within the single-function laser printer category, ISS continues to offer its successful E Series, which includes the Lexmark E260, E360 and E460 Series for small to midsize workgroups. For medium to large workgroups, ISS continues to offer both the Lexmark T650 Series and the Lexmark W850 Series. The T650 Series includes the innovative Lexmark T656dne, the industry’s first single-function monochrome A4 (8.5 inch x 11 inch) laser printer with a touch screen, which lets users easily access preloaded solution applications in addition to basic functions. The W850 Series provides departmental workgroups with A3 (11 inch x 17 inch) paper support and robust finishing options.

ISS’ monochrome MFP line ranges from versatile low-end and midrange workgroup models to high-end devices equipped with ISS’ smart MFP architecture and e-Task touch screen. For individual users and small workgroups, ISS continues to offer the Lexmark X200 Series, the Lexmark X264dn, and the Lexmark X360 Series. For medium and large workgroups, ISS continues to offer the high-performance, solutions-enabled Lexmark X460 Series, Lexmark X650 Series, and A3-capable X860 Series.

○  Color Laser

In 2010, ISS introduced a significant expansion to its color lineup. ISS announced 13 new printers and MFPs that deliver professional quality output for demanding color printing environments. Each of these new models features an intuitive color touch screen to let customers access and manage their documents faster and with greater flexibility.

The new Lexmark X792 family of color laser MFPs delivers increased productivity and value to medium and large workgroups by providing exceptional multifunction performance and software solutions capability. These models have an extra large, easy to navigate 10.2-inch touch screen that nicely complements the preloaded applications and new print and scan preview features that are provided on these devices. Interactive sensory features on the touch screen provide feedback to guide the user and make completing tasks on the device very intuitive. Featuring fast print and copy speeds of up to 50 pages per minute, the Lexmark X792 family is available in six models. It can be configured with additional input/output options and advanced finishing capabilities, including hole punch. This flexibility, combined with vibrant color printing, means businesses can produce quality color output in-house and reduce the time and costs associated with outsourcing jobs.

The new Lexmark C792 color laser printer family offers similar advanced color laser technology. These print-only models feature a 4.3-inch touch screen interface designed with flash technology. Similar to a smart phone, this technology simplifies daily document-related tasks by helping users easily access menus and interact with solutions applications. The Lexmark C792 family is available in four configurations to meet varied workgroup needs and also offers flexible media handling and input/output options for more complex jobs.

For large high-volume workgroups that also require A3 (11 inch x 17 inch) and banner (11.7 inch x 48 inch) media support, ISS introduced the Lexmark X925e color laser MFP and the Lexmark C925 family. These new products, all of which are solutions-ready, complement the existing Lexmark X945 and Lexmark C935 departmental color laser products which offer high-capacity paper handling and even more advanced finishing options, such as booklet makers. The new Lexmark X925de color MFP is notable for its compact design. It is equipped with a 10.2-inch touch screen and delivers high-performance printing, copying, scanning and faxing. The Lexmark C925 color printer family consists of two models, both with a 4.3-inch touch screen. Workgroups can use these devices to meet the demands of a shared color printing environment that requires advanced networking, security and device management capabilities.

For small to midsize workgroups, ISS continues to offer the X540 Series of color laser MFPs and the C540 Series of color laser printers. And for medium workgroups with higher-volume requirements, ISS continues to offer the Lexmark X730 Series and Lexmark C730 Series.

○  Inkjet AIOs

ISS continues to build robustly designed and feature-rich inkjet AIOs to meet the demands of SOHO and business users. Lexmark’s Professional and Home Office series of Inkjet AIO products include highly desirable office features such as automatic two-sided printing and excellent document and photo print quality at competitive speeds. In addition, ISS has an industry leading supplies price position for mono printing with the 105XL cartridge, offering 510 pages for only $4.99. To enhance the efficiency for business users, ISS continues to expand its SmartSolutions app platform which combines web-connected touch screen technology with the ability to create simple, one-touch applications.

In 2010, ISS continued to enhance its inkjet product line. Two new products were added to the existing line of innovative, feature-rich AIOs that includes key advancements such as the world’s first Web-connected2

2  Internet access, computer and router required. Does not have Internet browser capability. Not all displayed content can be printed.

line of inkjet AIOs, Lexmark’s myTouch capacitive 4.3-inch touch screen technology, Lexmark’s Vizix print technology, Wireless-N connectivity (IEEE 802.11n) and the lowest black printing cost in the inkjet industry.3

Enhancing the line-up of Lexmark’s Professional Series is the Pinnacle Pro901. Similar to the existing Platinum Pro905, the Pinnacle Pro901 features the 4.3” Web connected touch screen with SmartSolutions technology, penny-per-page mono printing, Wireless-N (IEEE 802.11n) and Ethernet connectivity. Other Professional Series products include the Prevail Pro705 and Prospect Pro205 both of which ship with high yield black cartridges.

The new flagship of the Home Office line of AIOs is the Lexmark Genesis S815. Through its built-in innovative Flash Scan camera technology, which boasts a 10-megapixel imaging sensor, the Lexmark Genesis allows for an instant preview on the 4.3-inch capacitive color touch screen. The Flash Scan technology also delivers fast scanning speeds that enable the AIO to transfer a page from “document to digital” in as few as three seconds4. In addition to its innovative Flash Scan technology, the Lexmark Genesis features Wireless-N (IEEE 802.11n) connectivity, two-sided printing and excellent print speed and quality. The Home Office line of AIOs is rounded out by the Interact S605, Intuition S505, the Interpret S405 and the Impact S305, all of which offer wireless connectivity.

○  Dot Matrix Products

ISS continues to market several dot matrix printer models for customers who print multi-part forms.

○  Supplies

ISS designs, manufactures and distributes a variety of cartridges and other supplies for use in its installed base of laser, inkjet and dot matrix printers. ISS’ revenue and profit growth from its supplies business is directly linked to ISS’ ability to increase the installed base of its laser and inkjet products or the usage rate of those products. Lexmark’s management believes that ISS is an industry leader with regard to the recovery, remanufacture, reuse and recycling of used laser supplies cartridges, helping to keep empty cartridges out of landfills. Attaining that leadership position was made possible by ISS’ various empty cartridge collection programs around the world. ISS continues to expand cartridge collection to further expand its remanufacturing business and this environmental commitment.

○  Service and Support

ISS offers a wide range of services covering ISS’ line of printing products and technology solutions including maintenance, consulting, systems integration and Managed Print Services (MPS) capabilities to provide a comprehensive output solution. Lexmark Global Services provide customers with an assessment of their current environment and a recommendation and implementation plan for the future state and ongoing management and optimization of their output environment and document related workflow/business processes. Managed print services allow organizations to outsource fleet management, technical support, supplies replenishment, maintenance activities and other services to ISS.

Through its MPS offerings, ISS gives customers complete visibility and control of their printing environment. These services include asset lifecycle management, implementation and

3  Based on 105XL black ink cartridges $4.99 MSRP in US dollars and a yield of 510 standard pages, estimated in accordance with ISO/IEC24711. Actual yields may vary. Actual cost in other countries may vary. “Lowest Cost” claim based on comparison with other inkjet all-in-ones as of June 1, 2009. The 105XL black ink cartridge is available on the Professional Series Platinum and Pinnacle models.
4  Scanning a one page document or photo on USB-connected All-In-One Printer using a PC with the Lexmark Printer Home Interface’s PDF or Photo function. Actual scan time may vary based on factors such as PC performance and operating system, use of wireless connections and use of document edit/character recognition function.

decommissioning services, consumables management, optimization services and utilization management. These services can be tailored to meet each customer’s unique needs and give them more extensive knowledge and optimization of their printing assets and infrastructure.

ISS’ printer products generally include a warranty period of at least one year, and customers typically have the option to purchase an extended warranty.

•  Marketing and Distribution — ISS

ISS employs large-account sales and marketing teams whose mission is to generate demand for its business printing solutions and services, primarily among large corporations as well as the public sector. Sales and marketing teams primarily focus on industries such as financial services, retail, manufacturing, education, government and health care. Those teams, in conjunction with ISS’ development and manufacturing teams, are able to customize printing solutions to meet customer needs for printing electronic forms, media handling, duplex printing and other document workflow solutions. ISS also markets its laser and inkjet products increasingly through SMB teams who work closely with channel partners. ISS distributes and fulfills its products to business customers primarily through its well-established distributor and reseller network. ISS’ products are also sold through solution providers, which offer custom solutions to specific markets, and through direct response resellers.

ISS’ international sales and marketing activities for business customers are organized to meet the needs of the local jurisdictions and the size of their markets. Operations in EMEA, North America, Latin America and Asia Pacific focus on large-account and SMB demand generation with orders primarily filled through distributors and resellers. In North America, inkjet AIO products are primarily distributed through large discount store chains, consumer electronics stores, office superstores, wholesale clubs, online, as well as through distributors. EMEA, Latin American and Asia Pacific operations distribute inkjet AIO products through major distributors and information technology resellers and in selected markets through key retailers.

Supplies are generally available at the customer’s preferred point-of-purchase through multiple channels of distribution. Although channel mix varies somewhat depending upon the geography, most of ISS’ laser supplies products sold commercially in 2010 were sold through the ISS network of Lexmark-authorized supplies distributors and resellers, who sell directly to end-users or to independent office supply dealers with inkjet supplies primarily distributed through large discount store chains, consumer electronics stores, office superstores, wholesale clubs, online, as well as through distributors.

ISS also sells its products through numerous alliances and OEM arrangements. During 2010, 2009, and 2008, one customer, Dell, accounted for $461 million or approximately 11%, $496 million or approximately 13%, and $596 million or approximately 13% of the Company’s total revenue, respectively.

•  Competition — ISS

ISS continues to develop and market new products and innovative solutions at competitive prices. New product announcements by ISS’ principal competitors, however, can have, and in the past, have had, a material adverse effect on the Company’s financial results. Such new product announcements can quickly undermine any technological competitive edge that one manufacturer may enjoy over another and set new market standards for price, quality, speed and functionality. Furthermore, knowledge in the marketplace about pending new product announcements by ISS’ competitors may also have a material adverse effect on the Company as purchasers of printers may defer buying decisions until the announcement and subsequent testing of such new products.

In recent years, ISS and its principal competitors, many of which have significantly greater financial, marketing and/or technological resources than the Company, have regularly lowered prices on hardware products and are expected to continue to do so. ISS has experienced and remains vulnerable to these pricing pressures. ISS’ ability to grow or maintain market share has been and may continue to be affected, resulting in lower profitability. Lexmark expects that as it competes with larger competitors, ISS’ increased market presence may attract more frequent challenges, both legal and commercial, including claims of possible intellectual property infringement.

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

ISS’ primary competitors in the inkjet product market are HP, Canon and Epson, who together account for approximately 85% of worldwide inkjet product unit sales. ISS must compete with these same vendors and other competitors, such as Brother and Kodak, for retail shelf space allocated to printing products and their associated supplies. Lexmark sees other competitors and the potential for new entrants into the market possibly having an impact on ISS’ growth and market share. The entrance of a competitor that is also focused on printing solutions could have a material adverse impact on the Company’s strategy and financial results.

Refill, remanufactured, clones, counterfeits and other compatible alternatives for some of ISS’ toner and ink cartridges are available and compete with ISS’ supplies business. However, these alternatives may result in inconsistent quality and reliability. As the installed base of laser and inkjet products matures, the Company expects competitive supplies activity to increase.

•  Manufacturing and Materials — ISS

ISS operates manufacturing control centers in Lexington, Kentucky; Shenzhen, China; and Geneva, Switzerland; and has manufacturing sites in Boulder, Colorado; Juarez, Mexico; and Lapu-Lapu City, Philippines. ISS also has customization centers in each of the major geographies it serves. ISS retains control over manufacturing processes that are technologically complex, proprietary in nature and central to ISS’ business model, such as the manufacture of toner and photoconductors. ISS shares some of its technical expertise with certain manufacturing partners, many of whom have facilities located in China, which collectively provide ISS with substantially all of its printer production capacity. ISS continually reviews its manufacturing capabilities and cost structure and makes adjustments as necessary.

Manufacturing operations for toner and photoconductor drums are located in Boulder, Colorado and Juarez, Mexico. Laser printer cartridges are assembled by a combination of in-house and third-party contract manufacturing. The manufacturing control center for laser printer supplies is located in Geneva, Switzerland.

Manufacturing operations for inkjet printer supplies are located in Lapu-Lapu City, Philippines and Juarez, Mexico. The manufacturing control center for inkjet supplies is located in Geneva, Switzerland.

ISS procures a wide variety of components used in the manufacturing process, including semiconductors, electro-mechanical components and assemblies, as well as raw materials, such as plastic resins. Although many of these components are standard off-the-shelf parts that are available from multiple sources, ISS often utilizes preferred supplier relationships, and in certain cases sole supplier relationships, to better ensure more consistent quality, cost and delivery. Typically, these preferred suppliers maintain alternate processes and/or facilities to ensure continuity of supply. ISS occasionally faces capacity constraints when there has been more demand for its products than initially projected. From time to time, ISS may be required to use air shipment to expedite product flow, which can adversely impact ISS’ operating results. Conversely, in difficult economic times, ISS’ inventory can grow as market demand declines.

During 2010, ISS continued to execute supplier managed inventory (“SMI”) agreements with its primary suppliers to improve the efficiency of the supply chain. Lexmark’s management believes these SMI agreements improve ISS’ supply chain inventory pipeline and supply chain flexibility which enhances responsiveness to our customers. In addition, the Company’s management believes these agreements improve supplier visibility to product demand and therefore improve suppliers’ timeliness and management of their inventory pipelines. As of December 31, 2010, a significant majority of printers were purchased under SMI agreements. Any impact on future operations would depend upon factors such as ISS’ ability to negotiate new SMI agreements and future market pricing and product costs.

Many components of ISS’ products are sourced from sole suppliers, including certain custom chemicals, microprocessors, electro-mechanical components, application specific integrated circuits and other semiconductors. In addition, ISS sources some printer engines and finished products from OEMs. Although ISS plans in anticipation of its future requirements, should these components not be available from any one of these suppliers, there can be no assurance that production of certain of ISS’ products would not be disrupted. Such a disruption could interfere with ISS’ ability to manufacture and sell products and materially adversely affect ISS’ business. Conversely, during economic slowdowns, ISS may build inventory of components as demand decreases.

•  Backlog — ISS

Although ISS experiences availability constraints from time to time for certain products, ISS generally fills its orders within 30 days of receiving them. Therefore, ISS usually has a backlog of less than 30 days at any one time, which the Company does not consider material to its business.

•  Seasonality — ISS

ISS experiences some seasonal market trends in the sale of its products and services. For example, ISS’ sales are often stronger during the second half of the year and ISS’ sales in Europe are often weaker in the summer months. The impact of these seasonal trends on ISS has become less predictable.

Segment Information — Perceptive Software

•  Products — Perceptive Software

Perceptive Software offers a complete suite of ECM software products and solutions.

○  Software

Perceptive Software ECM software products, including ImageNow document management, document imaging and workflow, allows users to capture, process and collaborate on important documents and information, protect data integrity throughout its lifecycle and access precise content in the context of the users’ everyday business processes. These components are developed and maintained by Perceptive Software.

In 2010, Perceptive Software released Retention Policy Manager, a very user friendly, yet robust, offering to enable customers to manage the complete lifecycle of their content from creation to destruction or disposition. It also released a new business analytics module, Business Insight, which tightly integrates IBM Cognos to provide industry and business process dashboards, operational and ad-hoc reporting and easy to use report design tools. In addition to these new products, significant enhancements were made to both workflow and eForms modules.

Perceptive Software’s workflow software unlocks the full potential of an ECM system, distributing information anywhere it’s needed across an organization. This workflow software automates processing steps, simplifies work tasks and provides real-time monitoring to advance any document-based business routine. The workflow software subsystem is used to create industry tailored solutions and numerous enhancements were made to the designer component of the software related to the creation of industry specific workflows, load balancing options for high volume scenarios, and increased notification and collaboration features. This subsystem includes both document-centric as well as human-centric functionality.

Perceptive Software’s eForms technology completes the capture strategy of an ECM system, enabling the online entry and collection of raw data in electronic forms that are accessible from websites and portals. This information is incorporated immediately into the business process, and can be used to eliminate workflow steps, validate data accuracy, support application transactions and more. The eForms component was enhanced, based on requests from large global companies using the product, to include drag-and-drop forms designed for business users to create simple forms. In addition, the capability to easily publish a form to any website or portal and attach associated content to the form was added.

○  Solutions

Designed from Perceptive Software’s ECM technology, including the ImageNow document management, document imaging and workflow suite, Perceptive Software offers industry specific solutions of varying levels of functionality and sophistication across target industries — healthcare, higher education, government, and financial services — as well as select back office functions — accounting, human resources, contracts, and records. These solutions are comprised of select products, best practice templates, and industry specific deployment methodologies that account for the unique differences deploying across industries. These solutions are documented and present various levels of automation based on the needs of the specific customer according to the cost, schedule, and scope of their respective projects.

In 2010, a number of these solutions were enhanced with some specific emphasis on the Healthcare clinical market segment specifically related to helping manage the Electronic Medical Records (EMR) and the corresponding patient chart review processes. Integrations with leading EMR providers were also enhanced in 2010.

•  Marketing and Distribution — Perceptive Software

Perceptive Software uses a direct to market sales and broad lead generation approach, employing internal sales and marketing teams that are segmented by industry sector — specifically healthcare, education, public sector/government, and cross industry, which includes areas such as retail, financial services and insurance. With its North American sales force headquartered in Shawnee, Kansas, Perceptive Software also has international business offices in Switzerland, the United Kingdom, France, Germany and the Netherlands. Perceptive Software also offers a direct channel partner program that allows authorized third-party resellers to market and sell Perceptive Software products and solutions to a distributed market.

Perceptive Software offers to license its ECM products and solutions in a variety of ways. The traditional method is to offer licenses perpetually, with customers paying up front for the software/solution and then paying for on-going maintenance and support services, generally on an annual basis. This traditional model can be hosted by the customer or Perceptive Software.

Perceptive Software also offers its software and solutions under a Software as a Service (“SaaS”) model where customers pay on a subscription basis. Such payments can be made quarterly or annually. Under the SaaS business model, Perceptive Software generally manages and operates the system and associated infrastructure in its secure data center. The SaaS option enables customers to maintain focus on their business and customers, not ECM software support and infrastructure. Finally, customers may also subscribe to Perceptive Software product and solution licenses on a recurring basis (quarterly or annually) with customers managing and operating the system and associated infrastructure on the customer’s premises.

•  Competition — Perceptive Software

Perceptive Software has grown into a leading developer of ECM products and solutions. Perceptive Software takes an organic approach to product development and an end-to-end approach to content management solutions. With its Content in ContextTM methodology, Perceptive Software offers the flexibility and scalability to automate the entire lifecycle of any document and elevate the value of an organization’s transactional content that drives their business forward. Perceptive Software’s principal method of competition is to provide specific industry/sector and back office process solutions, utilizing its

ECM software platform and products that have the ability to be quickly and easily configured and integrated with a large number of business applications. The market for Perceptive Software’s products is highly competitive, and the Company’s management expects competition will continue to intensify as the ECM markets consolidate. Perceptive Software competes with a large number of ECM providers, including document management and web content management businesses, as well as companies that focus on document imaging and workflow. Competitors in the ECM market space include larger competitors such as EMC’s Documentum, OpenText, and IBM’s FileNet, as well as various smaller competitors, such as Hyland and Laserfiche, which are Perceptive Software’s primary competitors.

Research and Development

Lexmark’s research and development activity is focused on laser and inkjet devices and associated supplies, features, and related technologies as well as software. Lexmark’s primary research and development activities are conducted in Lexington, Kentucky; Boulder, Colorado; Shawnee, Kansas; Cebu City, Philippines; and Kolkata, India. Lexmark’s engineering efforts focus on technologies associated with laser, inkjet, connectivity, document management, ECM software, and other customer facing solutions. Lexmark also develops related applications and tools to enable it to efficiently provide a broad range of services. Lexmark is also actively engaged in the design and development of enhancements to its existing products that increase the performance, improve ease of use and lower production costs. In the case of certain products, the Company may elect to purchase products or key components from third-party suppliers rather than develop them internally.

Research and development expenditures were $369 million in 2010, $375 million in 2009 and $423 million in 2008. In 2008 and the two years preceding, the Company increased its level of research and development expenditures to more significantly broaden its product offerings and advance core technologies associated with its markets. As many of these initial investments were completed and as part of a corporate effort to improve productivity and efficiency of our research and development investment, the Company reduced its expenditures in 2009 and 2010.

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

Employees

As of December 31, 2010, of the approximately 13,200 employees worldwide, 3,900 are located in the U.S. and the remaining 9,300 are located in Europe, Canada, Latin America, Asia Pacific, the Middle East and Africa. None of the U.S. employees are represented by a union. Employees in France are represented by a Statutory Works Council.

Available Information

Lexmark makes available, free of charge, electronic access to all documents (including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as well as any beneficial ownership filings) filed with or furnished to the Securities and Exchange Commission (“SEC” or the “Commission”) by the Company on its website at http://investor.lexmark.com as soon as reasonably practicable after such documents are filed. The Company also posts all required XBRL exhibits to its corporate web site on the same calendar day as the date of the related filing. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Executive Officers of the Registrant

The executive officers of Lexmark and their respective ages, positions and years of service with the Company are set forth below.

			Years With
Name of Individual	Age	Position	The Company

Paul J. Curlander	58	Executive Chairman and Chairman of the Board	20
Paul A. Rooke	52	President and Chief Executive Officer	20
John W. Gamble, Jr.	48	Executive Vice President and Chief Financial Officer	6
Martin S. Canning	47	Executive Vice President and President of ISS	12
Scott T.R. Coons	44	Vice President and President & Chief Executive Officer of Perceptive Software	1
Ronaldo M. Foresti	58	Vice President of Asia Pacific and Latin America	7
Jeri L. Isbell	53	Vice President of Human Resources	20
Robert J. Patton	49	Vice President, General Counsel and Secretary	10
Gary D. Stromquist	55	Vice President, ISS and Corporate Finance	20

Dr. Curlander has been a Director of the Company since February 1997. In October 2010, Dr. Curlander announced his retirement as Chief Executive Officer and was appointed as the Company’s Executive Chairman. From April 1999 to October 2010, Dr. Curlander served as Chairman and Chief Executive Officer. From May 1998 to April 1999, Dr. Curlander served as President and Chief Executive Officer of the Company. Prior to such time, Dr. Curlander served as President and Chief Operating Officer and Executive Vice President, Operations of the Company.

Mr. Rooke has been a Director and President and Chief Executive Officer of the Company since October 2010. From July 2007 to October 2010, Mr. Rooke served as Executive Vice President and President of the Company’s former Imaging Solutions Division (“ISD”). From November 2002 to July 2007, Mr. Rooke served as Executive Vice President and President of the Company’s former Printing Solutions and Services Division (“PSSD”). Prior to such time, Mr. Rooke served as Vice President and President of PSSD and Vice President and President of the Company’s former Business Printer Division.

Mr. Gamble has been Executive Vice President and Chief Financial Officer of the Company since September 2005 when he joined the Company. Prior to joining the Company, Mr. Gamble served as Executive Vice President and Chief Financial Officer of Agere Systems, Inc. from February 2003 to September 2005.

Mr. Canning has been Executive Vice President and President of ISS since November 2010. From July 2010 to November 2010, Mr. Canning served as Executive Vice President and President of PSSD and from July 2007 to July 2010 as Vice President and President of PSSD. From January 2006 to July 2007, Mr. Canning served as Vice President and General Manager, PSSD Worldwide Marketing and Lexmark Services and PSSD North American Sales and Marketing. From August 2002 to January 2006, Mr. Canning served as Vice President and General Manager, PSSD Worldwide Marketing and Lexmark Services.

Mr. Coons has been Vice President of the Company and President and Chief Executive Officer of Perceptive Software since June 2010 when the Company acquired Perceptive Software. Prior to the acquisition, Mr. Coons served as President and Chief Executive Officer of Perceptive Software from August 1995 to June 2010.

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

Mr. Stromquist has been Vice President, ISS and Corporate Finance since November 2010. From June 2009 to November 2010, Mr. Stromquist served as Vice President, PSSD and Corporate Finance. From July 2001 to June 2009, Mr. Stromquist served as Vice President and Corporate Controller of the Company.

Intellectual Property

The Company’s intellectual property is one of its major assets and the ownership of the technology used in its products is important to its competitive position. Lexmark seeks to establish and maintain the proprietary rights in its technology and products through the use of patents, copyrights, trademarks, trade secret laws, and confidentiality agreements.

Lexmark holds a portfolio of approximately 1,750 U.S. patents and approximately 680 pending U.S. patent applications. The Company also holds approximately 1,330 foreign patents and pending patent applications. The inventions claimed in these patents and patent applications cover aspects of the Company’s current and potential future products, manufacturing processes, business methods and related technologies. The Company is developing a portfolio of patents that protects its product lines and offers the possibility of entering into licensing agreements with others.

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

Lexmark’s success depends in part on its ability to obtain patents, copyrights and trademarks, maintain trade secret protection and operate without infringing the proprietary rights of others. While Lexmark designs its products to avoid infringing the intellectual property rights of others, current or future claims of intellectual property infringement, and the expenses resulting there from, could materially adversely affect its business, operating results and financial condition. Expenses incurred by the Company in obtaining licenses to use the intellectual property rights of others and to enforce its intellectual property rights against others also could materially affect its business, operating results and financial condition. In addition, the laws of some foreign countries may not protect Lexmark’s proprietary rights to the same extent as the laws of the U.S.

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

Economic weakness and uncertainty and foreign currency exchange rate fluctuations, could adversely impact the Company’s revenue, operating income and other financial results.

•	The tightening of the credit markets, disruption in the financial markets, and global economic recession that began in late 2008 contributed to a significant economic downturn in the imaging industry. Although economic and market conditions have improved, continuing difficulties in the financial markets and global economic uncertainty could adversely affect the Company’s results in future periods. During an economic downturn, demand for the Company’s products may decrease. Restrictions on credit globally and foreign currency exchange rate fluctuations in certain countries may impact economic activity and the Company’s results. Credit risk associated with the Company’s customers, channel partners and the Company’s investment portfolio may also be adversely impacted. The interest rate environment and general economic conditions could also impact the investment income the Company is able to earn on its investment portfolio.

•	Continued softness in certain markets and industries, constrained IT spending, and uncertainty about global economic conditions could result in lower demand for the Company’s products, including supplies. Weakness in demand has resulted in intense price competition and may result in excessive inventory for the Company and/or its reseller channel, which may adversely affect sales, pricing, risk of obsolescence and/or other elements of the Company’s operating results. Ongoing weakness in demand for the Company’s hardware products may also cause erosion of the installed base of products over time, thereby reducing the opportunities for supplies sales in the future.

The competitive pricing pressure in the market may negatively impact the Company’s operating results.

•	The Company and its major competitors, many of which have significantly greater financial, marketing and/or technological resources than the Company, have regularly lowered prices on their products and are expected to continue to do so. In particular, both the inkjet and laser printer markets have experienced and are expected to continue to experience significant price pressure. Price reductions on inkjet or laser products, including related supplies or the inability to reduce costs and expenses, could result in lower profitability and jeopardize the Company’s ability to grow or maintain its market share. In recent years, the gross margins on the Company’s hardware products have been under pressure as a result of competitive pricing pressures in the market. If the Company is unable to reduce costs to offset this competitive pricing or product mix pressure, and the Company is unable to support declining gross margins through the sale of supplies, the Company’s operating results and future profitability may be negatively impacted.

The Company’s ability to be successful in shifting its strategy and selling its products into the higher-usage segments of the inkjet market could adversely affect future operating results.

•	The Company is continuing its transition into the higher-usage segments of the inkjet market. The Company’s future operating results may be adversely affected if it is unable to successfully market and sell its high-end inkjet printers designed for small to medium-sized business, as well as develop and manufacture additional products, designed for the geographic and customer and product segments of the inkjet market that support higher usage of supplies.

The Company’s failure to manage inventory levels or production capacity may negatively impact the Company’s operating results.

•	The Company’s performance depends in part upon its ability to successfully forecast the timing and extent of customer demand and reseller demand to manage worldwide distribution and inventory levels of the Company. Unexpected fluctuations (up or down) in customer demand or in reseller inventory levels could disrupt ordering patterns and may adversely affect the Company’s financial results, inventory levels and cash flows. In addition, the financial failure or loss of a key customer, reseller or supplier could have a material adverse impact on the Company’s financial results. The Company must also be able to address production and supply constraints, including product disruptions caused by quality issues, and delays or disruptions in the supply of key components necessary for production. Such delays, disruptions or shortages may result in lost revenue or in the Company incurring additional costs to meet customer demand. The Company’s future operating results and its ability to effectively grow or maintain its market share may be adversely affected if it is unable to address these issues on a timely basis.

Conflicts among various sales channels and the loss of shelf space may negatively impact the Company’s operating results.

•	The Company markets and sells its products through several sales channels. The Company has also advanced a strategy of forming alliances and OEM arrangements with many companies. The Company’s future operating results may be adversely affected by any conflicts that might arise between or among its various sales channels, the volume reduction in or loss of any alliance or OEM arrangement or the loss of shelf space.

The revenue and profitability of our operations have historically varied, which makes our future financial results less predictable.

•	Our revenue, gross margin and profit vary among our hardware, supplies and services, product groups and geographic markets and therefore will likely be different in future periods than our current results. Overall gross margins and profitability in any given period is dependent upon the hardware/supplies mix, the mix of hardware products sold, and the geographic mix reflected in that period’s revenue. Overall market trends, seasonal market trends, competitive pressures, pricing, commoditization of products, increased component or shipping costs and other factors may result in reductions in revenue or pressure on gross margins in a given period.

The Company may experience difficulties in product transitions negatively impacting the Company’s performance and operating results.

•	The introduction of products by the Company or its competitors, or delays in customer purchases of existing products in anticipation of new product introductions by the Company or its competitors and market acceptance of new products and pricing programs, any disruption in the supply of new or existing products as well as the costs of any product recall or increased warranty, repair or replacement costs due to quality issues, the reaction of competitors to any such new products or programs, the life cycles of the Company’s products, as well as delays in product development and manufacturing, and variations in cost, including but not limited to component parts, raw materials, commodities, energy, products, labor rates, distributors, fuel and variations in supplier terms and conditions, may impact sales, may cause a buildup in the Company’s inventories, make the transition from current products to new products difficult and could adversely affect the Company’s future operating results.

The Company’s inability to develop new products and enhance existing products to meet customer product requirements on a cost competitive basis may negatively impact the Company’s operating results.

•	The Company’s future operating results may be adversely affected if it is unable to continue to develop, manufacture and market products that are reliable, competitive, and meet customers’ needs. The markets for laser and inkjet products and associated supplies are aggressively competitive, especially with respect to pricing and the introduction of new technologies and products offering improved features and functionality. In addition, the introduction of any significant new and/or disruptive technology or business model by a competitor that substantially changes the markets into which the Company sells its products or demand for the products sold by the Company could severely impact sales of the Company’s products and the Company’s operating results. The impact of competitive activities on the sales volumes or revenue of the Company, or the Company’s inability to effectively deal with these competitive issues, could have a material adverse effect on the Company’s ability to attract and retain OEM customers, maintain or grow retail shelf space or maintain or grow market share. The competitive pressure to develop technology and products and to increase the Company’s investment in research and development and marketing expenditures also could cause significant changes in the level of the Company’s operating expense.

Decreased consumption of supplies could negatively impact the Company’s operating results.

•	The Company’s future operating results may be adversely affected if the consumption of its supplies by end users of its products is lower than expected or declines, if there are declines in pricing, unfavorable mix and/or increased costs.

•	Changes of printing behavior driven by adoption of electronic processes and/or use of mobile devices such as tablets and smart phones by businesses could result in a reduction in printing, which could adversely impact consumption of supplies.

Any failure by the Company to execute planned cost reduction measures timely and successfully could result in total costs and expenses that are greater than expected or the failure to meet operational goals as a result of such actions.

•	The Company has undertaken cost reduction measures over the last few years in an effort to optimize the Company’s cost and expense structure. Such actions have included workforce reductions, the consolidation of facilities, operations functions and manufacturing capacity, and the centralization of support functions to regional and global shared service centers. In particular, the Company’s manufacturing and support functions are becoming more heavily concentrated in China and the Philippines. The Company expects to realize cost savings in the future through these actions and may announce future actions to further reduce its worldwide workforce and/or centralize its operations. The risks associated with these actions include potential delays in their implementation, particularly workforce reductions; increased costs associated with such actions; decreases in employee morale and the failure to meet operational targets due to unplanned departures of employees, particularly key employees and sales employees.

Changes in the Company’s tax provisions or tax liabilities could negatively impact the Company’s profitability.

•	The Company’s future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions where the Company has lower statutory tax rates and higher than anticipated in jurisdictions where the Company has higher statutory tax rates, by changes in the valuation of the Company’s deferred tax assets and liabilities, as a result of gains on the management of the Company’s foreign exchange risks, or changes in tax laws, regulations, and accounting principles. The Company is subject to regular review and audit by both domestic and foreign tax authorities. Any adverse outcome of such a review or audit could have a negative effect on the Company’s operating results and financial condition.

•	In addition, the determination of the Company’s worldwide provision for income taxes and other tax liabilities requires significant judgment, and there are many transactions and calculations where the ultimate tax determination is uncertain. Although the Company, and its legal and financial advisors, believe the Company’s estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in the Company’s financial statements and may materially affect the Company’s financial results in the period or periods for which such determination is made. A material assessment by a taxing authority or a decision to repatriate foreign cash could adversely affect the Company’s profitability.

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

Any failure by the Company to successfully centralize certain of its support functions may disrupt these functions and could have a material adverse effect on the Company’s systems of internal control and financial reporting.

•	The Company is continuing the process of centralizing certain of its accounting and other finance functions and order-to-cash functions from various countries to shared service centers. The Company is also continuing the process of reducing, consolidating and moving various parts of its general and administrative resource, supply chain resource and marketing and sales support structure. Many of these processes and functions are moving to lower-cost countries, including China, Hungary, India and the Philippines. Any disruption in these systems, processes or functions could have a material adverse impact on the Company’s operations, its financial results, its systems of internal controls and its ability to accurately record and report transactions and financial results.

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

The entrance of additional competitors that are focused on printing solutions and software solutions, including ECM solutions, could negatively impact the Company’s strategy and operating results.

•	The entrance of additional competitors that are focused on printing solutions could further intensify competition in the inkjet and laser printer markets and could have a material adverse impact on the Company’s strategy and financial results.

•	The Company acquired Perceptive Software in 2010 to strengthen its industry workflow solutions and to compete in the ECM and document-process automation software solutions market and the entrance of additional competitors that are focused on ECM solutions could materially impact the Company’s strategy to expand in this market and adversely affect the Company’s financial results.

The Company may fail to realize all of the anticipated benefits of any investments, acquisitions or other significant transactions, which could harm our financial results.

•	As part of our business strategy, the Company routinely discusses, evaluates opportunities, and may enter into agreements regarding possible investments, acquisitions, and other transactions. Such transactions, including our acquisition of Perceptive Software, routinely involve significant risks and challenges and the Company may not be able to realize all of the anticipated benefits of such transactions. The Company may not be able to identify suitable opportunities on terms acceptable to the Company. The transaction may fail to advance the Company’s business strategy. The Company may not realize a satisfactory return on our investment. The Company may not be able to obtain regulatory or other approvals required for the transaction. The future business operations of an acquired entity may not be successful. The Company may not be able to retain customers and key employees of an acquired entity. The Company may not be able to realize expense synergies and revenue expansion goals. Disruptions from the transaction could harm relationships with the Company’s or the acquired entity’s existing customers, business partners, employees and suppliers. The Company may face a difficult time integrating new employees, business systems and technology. Intangible assets and goodwill recognized by the Company in the acquisition could become impaired if subsequent measurements of fair value and implied value, respectively, do not support the carrying values of such assets.

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

•	The Company’s success depends in part on its ability to develop technology and obtain patents, copyrights and trademarks, and maintain trade secret protection, to protect its intellectual property against theft, infringement or other misuse by others. The Company must also conduct its operations without infringing the proprietary rights of others. Current or future claims of intellectual property infringement could prevent the Company from obtaining technology of others and could otherwise materially and adversely affect its operating results or business, as could expenses incurred by the Company in obtaining intellectual property rights, enforcing its intellectual property rights against others or defending against claims that the Company’s products infringe the intellectual property rights of others, that the Company engages in false or deceptive practices or that its conduct is anti-competitive.

The inability to attract, retain and motivate key employees could adversely affect the Company’s operating results.

•	In order to compete, the Company must attract, retain, and motivate executives and other key employees, and its failure to do so could harm the Company’s results of operations. Hiring and retaining qualified executives, engineers, technical staff, sales, marketing and IT support positions are critical to the Company’s business, and competition for experienced employees in our industry can be intense. To help attract, retain, and motivate qualified employees, the Company must offer a competitive compensation package, including cash, cash-based incentive awards and share-based incentive awards, such as restricted stock units. Because the cash-based and share-based incentive awards are dependent upon the performance conditions relating to the Company’s performance and the performance of the price of the Company’s common stock, the future value of such awards are uncertain. If the anticipated value of such incentive awards do not materialize, or if the total compensation package ceases to be viewed as competitive, the Company’s ability to attract, retain, and motivate employees could be weakened, which could harm the Company’s results of operations.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

•	Our worldwide operations and those of our manufacturing partners, suppliers, and freight transporters, among others, are subject to natural and manmade disasters and other business interruptions such as earthquakes, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, environmental hazards, power shortages, water shortages and telecommunications failures. The occurrence of any of these business disruptions could seriously harm our revenue and financial condition and increase our costs and expenses. As the Company continues its consolidation of certain functions into shared service centers and movement of certain functions to lower cost countries, the probability and impact of business disruptions may be increased over time.

Terrorist acts, acts of war or other political conflicts may negatively impact the Company’s ability to manufacture and sell its products.

•	Terrorist attacks and the potential for future terrorist attacks have created many political and economic uncertainties, some of which may affect the Company’s future operating results. Future terrorist attacks, the national and international responses to such attacks, and other acts of war or hostility may affect the Company’s facilities, employees, suppliers, customers, transportation networks and supply chains, or may affect the Company in ways that are not capable of being predicted presently.

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

Lexmark’s corporate headquarters and principal development facilities are located on a 374 acre campus in Lexington, Kentucky. At December 31, 2010, the Company owned or leased 6.3 million square feet of administrative, sales, service, research and development, warehouse and manufacturing facilities worldwide. Approximately 3.1 million square feet is located in the U.S. and the remainder is located in various international locations. The Company’s principal international manufacturing facilities are located in Mexico and the Philippines. The principal domestic manufacturing facility is located in Colorado. The Company occupies facilities for development in the U.S., India and the Philippines. The Company owns approximately 76 percent of the worldwide square footage and leases the remaining 24 percent. The leased property has various lease expiration dates. The Company believes that it can readily obtain appropriate additional space as may be required at competitive rates by extending expiring leases or finding alternative space. Included in the statements above is 0.1 million square feet leased by Perceptive Software. Perceptive Software’s headquarters is located in Shawnee, Kansas.

None of the property owned by Lexmark is held subject to any major encumbrances and the Company believes that its facilities are in good operating condition.

Item 3.	LEGAL PROCEEDINGS

The information required by this item is set forth in Note 19 of the “Notes to Consolidated Financial Statements” contained in Item 8 of Part II of this report, and is incorporated herein by reference.

.

Part II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Lexmark’s Class A Common Stock is traded on the New York Stock Exchange under the symbol “LXK.” As of February 18, 2011, there were 2,690 holders of record of the Class A Common Stock and there were no holders of record of the Class B Common Stock. Information regarding the market prices of the Company’s Class A Common Stock appears in Part II, Item 8, Note 21 of the Notes to Consolidated Financial Statements.

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

Issuer Purchases of Equity Securities

				Approximate Dollar
			Total Number of	Value of Shares That
	Total		Shares Purchased as	May Yet Be
	Number of		Part of Publicly	Purchased Under the
	Shares	Average Price Paid	Announced Plans or	Plans or Programs
Period	Purchased	Per Share	Programs	(In millions)

October 1-31, 2010	—	$—	—	$490.9
November 1-30, 2010	—	—	—	490.9
December 1-31, 2010	—	—	—	490.9

Total	—	$—	—

(1)	In May 2008, the Company received authorization from the Board of Directors to repurchase an additional $0.75 billion of its Class A Common Stock for a total repurchase authority of $4.65 billion. As of December 31, 2010, there was approximately $0.5 billion of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. There were no share repurchases for the three and twelve months ended December 31, 2010. As of December 31, 2010, since the inception of the program in April 1996, the Company had repurchased approximately 91.6 million shares for an aggregate cost of approximately $4.2 billion.

Performance Graph

The following graph compares cumulative total stockholder return on the Company’s Class A Common Stock with a broad performance indicator, the S&P Composite 500 Stock Index, and an industry index, the S&P 500 Information Technology Index, for the period from December 30, 2005, to December 31, 2010. The graph assumes that the value of the investment in the Class A Common Stock and each index were $100 at December 30, 2005, and that all dividends were reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURNS

	12/30/05	12/29/06	12/31/07	12/31/08	12/31/09	12/31/10
Lexmark International, Inc.	$100	$163	$78	$60	$58	$78
S&P 500 Index	100	116	122	77	97	112
S&P 500 Information Technology Index	100	108	126	72	116	128

Source: Standard & Poor’s Capital IQ

Equity Compensation Plan Information

The following table provides information about the Company’s equity compensation plans as of December 31, 2010:

(Number of Securities in Millions)

	Number of Securities to be	Weighted Average Exercise	Number of Securities
	Issued Upon Exercise of	Price of Outstanding	Remaining Available for Future
	Outstanding Options,	Options, Warrants and	Issuance Under Equity
Plan Category	Warrants and Rights	Rights (1)	Compensation Plans

Equity compensation plans approved by stockholders	9.7 (2)	$60.09	6.8 (3)
Equity compensation plans not approved by stockholders(4)	0.7	45.60	0.3

Total	10.4	$59.02	7.1

(1)	The numbers in this column represent the weighted average exercise price of stock options only.

(2)	As of December 31, 2010, of the approximately 9.7 million awards outstanding under the equity compensation plans approved by stockholders, there were approximately 7.7 million stock options (of which 7,400,000 are employee stock options and 307,000 are nonemployee director stock options), approximately 2.0 million restricted stock units (“RSUs”) and supplemental deferred stock units (“DSUs”) (of which 1,865,000 are employee RSUs and supplemental DSUs and 94,000 are nonemployee director RSUs), and 78,000 elective DSUs (of which 8,000 are employee elective DSUs and 70,000 are nonemployee director elective DSUs) that pertain to voluntary elections by certain members of management to defer all or a portion of their annual incentive compensation and by certain nonemployee directors to defer all or a portion of their annual retainer, chair retainer and/or meeting fees, that would have otherwise been paid in cash.

(3)	Of the 6.8 million shares available, 6.5 million relate to employee plans (of which 4.3 million may be granted as full-value awards) and 0.3 million relate to the nonemployee director plan.

(4)	As of December 31, 2010, Lexmark had only one equity compensation plan which had not been approved by its stockholders, the Lexmark International, Inc. Broad-Based Employee Stock Incentive Plan (the “Broad-Based Plan”). The Broad-Based Plan, which was established on December 19, 2000, provides for the issuance of up to 1.6 million shares of the Company’s common stock pursuant to stock incentive awards (including stock options, stock appreciation rights, performance awards, RSUs and DSUs) granted to the Company’s employees, other than its directors and executive officers. The Broad-Based Plan expressly provides that the Company’s directors and executive officers are not eligible to participate in the Plan. The Broad-Based Plan limits the number of shares subject to full-value awards (e.g., restricted stock units and performance awards) to 50,000 shares. On February 24, 2011, the Company’s Board of Directors terminated the Broad-Based Plan and cancelled the remaining available shares that had been authorized for issuance under the Plan. As of such date, approximately 192,000 shares remained outstanding under the Broad-Based Plan (of which approximately 148,000 are in the form of stock options and 44,000 are in the form of RSUs).

(5)	RSUs granted in 2010 were included at the target level of achievement. Refer to Part II, Item 8, Note 6 for more information.

Item 6.	SELECTED FINANCIAL DATA

The table below summarizes recent financial information for the Company. For further information refer to the Company’s Consolidated Financial Statements and Notes thereto presented under Part II, Item 8 of this Form 10-K.

(Dollars in Millions, Except per Share Data)

	2010	2009	2008	2007	2006

Statement of Earnings Data:

Revenue (1)	$4,199.7	$3,879.9	$4,528.4	$4,973.9	$5,108.1
Cost of revenue (1)(2)	2,680.2	2,570.1	2,993.8	3,410.3	3,462.1

Gross profit	1,519.5	1,309.8	1,534.6	1,563.6	1,646.0

Research and development	369.0	375.3	423.3	403.8	370.5
Selling, general and administrative (1)(2)	701.2	647.8	807.3	812.8	761.8
Restructuring and related charges (2)	2.4	70.6	26.8	25.7	71.2

Operating expense	1,072.6	1,093.7	1,257.4	1,242.3	1,203.5

Operating income (1)(2)(3)	446.9	216.1	277.2	321.3	442.5
Interest (income) expense, net	26.3	21.4	(6.1)	(21.2)	(22.1)
Other (income) expense, net (4)	(1.2)	4.6	7.4	(7.0)	5.3
Net impairment losses on securities	0.3	3.1	—	—	—

Earnings before income taxes (1)(2)(3)(4)	421.5	187.0	275.9	349.5	459.3
Provision for income taxes (5)	81.5	41.1	35.7	48.7	120.9

Net earnings (1)(2)(3)(4)(5)	$340.0	$145.9	$240.2	$300.8	$338.4
Diluted net earnings per common share (1)(2)(3)(4)(5)	$4.28	$1.86	$2.69	$3.14	$3.27
Shares used in per share calculation	79.5	78.6	89.2	95.8	103.5
Statement of Financial Position Data:

Cash, cash equivalents and current marketable securities	$1,217.2	$1,132.5	$973.3	$796.1	$550.9
Working capital	1,023.3	948.9	805.2	569.5	506.0
Total assets	3,705.2	3,354.2	3,265.4	3,121.1	2,849.0
Total debt	649.1	648.9	654.2	149.9	149.8
Stockholders’ equity	1,394.3	1,013.6	812.1	1,278.3	1,035.2
Other Key Data:

Net cash from operations (6)	$520.4	$402.2	$482.1	$564.2	$670.9
Capital expenditures	$161.2	$242.0	$217.7	$182.7	$200.2
Debt to total capital ratio (7)	32%	39%	45%	10%	13%

(1)	The Company acquired Perceptive Software on June 7, 2010. Perceptive Software Revenue and Operating income (loss) included in the table above from the date of acquisition were $37.3 million and $(16.1) million, respectively. The Company incurred pre-tax charges of $19.1 million in 2010 related to acquisitions, primarily Perceptive Software, including $12.0 million related to amortization of intangible assets and $7.1 million of other acquisition-related costs and integration expenses. Amortization of intangible assets is included in Cost of revenue and Selling, general and administrative in the amount of $9.1 million and $2.9 million, respectively. Other acquisition-related costs and integration expenses are included in Selling, general and administrative.

(2)	Amounts in 2010 include restructuring-related charges and project costs of $38.6 million. Restructuring-related charges of $4.1 million and $1.8 million related to accelerated depreciation on certain fixed assets are included in Cost of revenue and Selling, general and administrative, respectively. Restructuring-related charges of $2.4 million relating to employee termination benefits and contract termination charges are included in Restructuring and related charges. Project costs of $13.3 million are included in Cost of revenue, and $17.0 million are included in Selling, general and administrative.

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
(3)	Amounts in 2010, 2009, 2008, 2007 and 2006 include $19.4 million, $20.7 million, $32.8 million, $41.3 million and $43.2 million, respectively, of pre-tax stock-based compensation expense due to the Company’s adoption of accounting guidance for share-based payments on January 1, 2006.
(4)	Amounts in 2007 include an $8.1 million pre-tax foreign exchange gain realized upon the substantial liquidation of the Company’s Scotland entity.
(5)	Amounts in 2010 include a $14.7 million benefit from nonrecurring tax items.
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

OVERVIEW

Products and Segments

Lexmark makes it easier for businesses of all sizes to move information between the paper and digital worlds, and to manage unstructured electronic content. Since its inception in 1991, Lexmark has become a leading developer, manufacturer and supplier of printing, imaging and document workflow solutions for the office. The Company also operates in the office imaging and ECM markets. Lexmark’s products include laser printers, inkjet printers, multifunction devices, dot matrix printers and associated supplies, solutions and services and ECM software solutions and services.

The Company is primarily managed along two segments: ISS and Perceptive Software.

•	ISS offers a broad portfolio of monochrome and color laser printers, laser MFPs and inkjet AIOs along with innovative software solutions and managed services to help businesses efficiently manage their printer and MFP infrastructure as well as share information. Laser based products within the distributed printing market primarily serve business customers. Inkjet based products within the distributed printing market historically have served customers in the consumer market, but there is an increasing trend toward inkjet products being designed for SOHO and business. ISS employs large-account sales and marketing teams whose mission is to generate demand for its business printing solutions and services, primarily among large enterprises as well as the public sector. Sales and marketing teams primarily focus on industries such as financial services, retail, manufacturing, education, government and health care. ISS also markets its laser and inkjet products increasingly through SMB teams who work closely with channel partners. ISS distributes and fulfills its products to business customers primarily through its well-established distributor and reseller network. ISS’ products are also sold through solution providers, which offer custom solutions to specific markets, and through direct response resellers. ISS also sells its products through numerous alliances and OEM arrangements.

•	Perceptive Software offers a complete suite of ECM software products and solutions. The electronic content and document management software and services market primarily serves business customers. Perceptive Software uses a direct to market sales and broad lead generation approach, employing internal sales and marketing teams that are segmented by industry sector — specifically healthcare, education, public sector/government, and cross industry, which includes areas such as retail, financial services and insurance. Perceptive Software also offers a direct channel program that allows authorized third-party resellers to market and sell Perceptive Software products and solutions to a distributed market. Perceptive Software has two general forms of software agreements with its customers, perpetual licenses and subscription services.

Refer to Part II, Item 8, Note 20 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s reportable segments, which is incorporated herein by reference.

Operating Results Summary

2010

The Company exited the 2009 downturn with a strong portfolio of products and solutions resulting from ongoing and focused R&D investments as well as with a reduced base of operating costs and expenses due to restructuring initiatives conducted in 2009 and before. As a consequence, the revenue growth experienced by the Company in 2010 resulted in improvement in its operating margin. The Company also continued to execute on its strategic focus on workgroup laser hardware devices and higher performance and priced inkjet hardware devices, focused on business users. The business focused users that select these devices use them more extensively than non-business users, increasing printer and MFP supplies usage. In 2010 the Company saw good growth in laser hardware unit sales, due to strong growth in laser workgroup hardware unit sales. Inkjet hardware unit sales declined in 2010, as the growth the Company experienced in business focused inkjet unit sales was more than offset by declines in lower performance and lower priced consumer inkjets. The Company also saw growth in revenue from the sale of supplies, as growth in sales of laser supplies more than offset declining revenue in inkjet supplies. The broad line of workgroup printers and MFPs, including color printers and MFPs, continues to be very well received by customers and channel partners. The inkjet professional series continues to be well received by and show year-to-year growth in the Office superstore channel, significantly improving access to business focused customers. The new laser and inkjet product introductions in 2010 have continued to strengthen the breadth and depth of the Company’s workgroup laser line, color laser line, laser MFPs and business inkjets.

To allow Lexmark to participate in the growing market to manage unstructured data and processes, and to build upon and strengthen the current industry-focused document workflow solutions and managed print services, the Company acquired Perceptive Software in the second quarter 2010.

Refer to the section entitled “RESULTS OF OPERATIONS” that follows for a further discussion of the Company’s results of operations.

Trends and Opportunities

Lexmark serves both the distributed printing and electronic content management markets. Lexmark management believes the total market opportunity of both of these markets in 2010 was approximately $95 billion. Lexmark management believes that the total distributed printing market opportunity was approximately $90 billion in 2010, including printing hardware, supplies and related services. This opportunity includes printers and multifunction devices as well as a declining base of copiers and fax machines that are increasingly being integrated into multifunction devices. Based on industry information, Lexmark management believes that the market grew in 2010 due to a rebound from the downturn in 2009. The distributed printing industry is expected to experience low to mid single digit annual revenue growth rates over the next two years, assuming the global economic expansion continues, with the highest growth likely to be attributable to multifunction products (“MFPs”), color lasers, business inkjets and stronger emerging market demand. In addition, managed print services and solutions are expected to experience double digit annual revenue growth rates over the next two years. Based on industry analyst estimates, Lexmark management believes that the ECM market, including document process automation software and services, is currently projected to grow 10% to 12% annually over the next few years and in 2010 had a market size of approximately $5 billion including related services. However, management believes the total addressable market is significantly larger due to relatively low penetration of ECM products worldwide.

Market trends driving long-term growth include:

•	Increased adoption of color and graphics output in business;

•	Advancements in electronic movement of information, driving more pages to be printed by end users when and where it is convenient to do so;

•	Continued convergence in technology between printers, scanners, copiers and fax machines into single, integrated multifunction and all-in-one devices;

•	Increasing ability of multi-function devices and all-in-one devices to integrate into process workflow solutions and enterprise content management systems;

•	Continued digitization and electronic distribution of information driving the rapid expansion of unstructured digital information, such as office documents, email, web pages and image scans;

•	Customer desire to have a third party manage their output environment;

•	Ongoing emphasis on improving business process efficiency and driving costs out of the organization by better managing enterprise content;

•	Increasing need to capture, manage and access content from any location or any device, including mobile access and mobile workflow participation, while ensuring content security; and

•	Growing desire to unify structured data in business systems with unstructured content to make the unstructured content more valuable and actionable within business functions.

As a result of these market trends, Lexmark has growth opportunities in monochrome laser printers, color lasers, laser MFPs and inkjet AIOs as well as ECM software and document workflow solutions.

Color and MFP devices continue to represent a more significant portion of the laser market. The Company’s management believes these trends will continue. Industry pricing pressure is partially offset by the tendency of customers to purchase higher value color and MFP devices and optional paper handling and finishing features. Customers are also purchasing more print and document management software solutions and services to optimize their document-related infrastructure in order to improve productivity and cost.

Inkjet based products within the distributed printing market historically have served customers in the consumer market, but there is an increasing trend toward inkjet products being designed for SOHO and business. Customers are increasingly seeking productivity-related features that are found in inkjet multifunction products designed for office use such as wireless and ethernet connectivity, automatic document feeders and duplex capabilities, as well as access to web-based applications to automate print and document related work functions. This trend represents an opportunity for the Company to pursue revenue growth opportunities with its inkjet products and solutions targeted at SOHO and business market segments.

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

The enterprise content and document management software and services market primarily serves business customers. It includes solutions for capturing and digitizing hardcopy information and intelligent tagging and indexing of hardcopy and electronic information and documents in order to streamline and automate document process workflows. These solutions help companies manage their documents and other enterprise content in the context of their business processes and enterprise applications with the result being higher productivity, lower costs, and increased customer satisfaction. Management believes the deployment of ECM systems and document workflow solutions to effectively capture, manage and access unstructured information is a significant long term opportunity.

Management sees growth opportunities in large/global enterprises with a distributed workforce, in organizations that are seeking to optimize their content-related infrastructure and reduce costs, and in functional areas where workers rely on mobile devices for productivity.

The demand for ECM solutions is strong in large and emerging markets alike, representing a considerable growth opportunity of Perceptive Software. The Company’s ECM solutions are already installed in geographies around the world, and management believes this global customer base serves as an impetus for additional installations outside of North America. Customers continue to purchase ECM solutions that result in greater efficiency and productivity in their various lines of business and back office operations.

Business systems such as enterprise resource planning (ERP), EMR, and customer relationship management (CRM) systems represent a mature market and remain vital applications but do not satisfy an organization’s enterprise content management needs. The Company expects organizations to continue to look to ECM solutions to complete their enterprise information infrastructure, increasing the value of their core business system investments and leading to gains in efficiency.

Challenges and Risks

In recent years, Lexmark and its principal competitors, many of which have significantly greater financial, marketing and/or technological resources than the Company, have regularly lowered prices on printers and are expected to continue to do so.

Other challenges and risks faced by Lexmark include:

•	The Company must compete with its larger competitors for retail shelf space allocated to printers and their associated supplies.

•	New product announcements by the Company’s principal competitors can have, and in the past, have had, a material adverse effect on the Company’s financial results.

•	With the convergence of traditional printer and copier markets, major laser competitors now include traditional copier companies.

•	The Company sees other competitors and the potential for new entrants into the laser and inkjet markets possibly having an impact on the Company’s growth and market share.

•	The Company expects competition will continue to intensify as the ECM markets consolidate. The Company sees other competitors and the potential for new entrants into the ECM markets possibly having an impact on the Company’s strategy to expand in these markets.

•	Lexmark expects that as it competes with larger competitors, the Company may attract more frequent challenges, both legal and commercial, including claims of possible intellectual property infringement.

•	Refill, remanufactured, clones, counterfeits and other compatible alternatives for some of the Company’s cartridges are available and compete with the Company’s supplies business. As the installed base of laser and inkjet products matures, the Company expects competitive supplies activity to increase.

•	Historically, the Company has not experienced significant supplies pricing pressure, but if supplies pricing was to come under significant pressure, the Company’s financial results could be materially adversely affected.

•	Global economic uncertainty and difficulties in the financial markets could impact the Company’s future operating results.

Refer to the sections entitled “Competition — ISS” and “Competition — Perceptive Software” in Item 1, which are incorporated herein by reference, for a further discussion of major uncertainties faced by the industry and the Company. Additionally, refer to the section entitled “Risk Factors” in Item 1A, which is incorporated herein by reference, for a further discussion of factors that could impact the Company’s operating results.

Strategy and Initiatives

Lexmark’s strategy is based on a business model of investing in technology to develop and sell: (a) printing solutions, including printers, multifunction devices and solution software with the objective of growing its installed base of hardware devices and software installations, which drives recurring supplies sales as well as software maintenance and services revenue; and (b) enterprise content management, workflow and business process management software to grow its installed base of software installations, which drives recurring software maintenance and professional services revenue. The Company’s management believes that Lexmark has the following strengths related to this business model:

•	Lexmark is highly focused on delivering printing, imaging and document solutions and services for specific industries and processes in distributed environments.

•	Lexmark internally develops all three of the key print technologies associated with distributed printing; inkjet, monochrome laser and color laser.

•	Lexmark, through the addition of Perceptive Software, provides ECM software and workflow management products and industry tailored solutions to help companies manage business processes and unstructured information including documents and other enterprise content in the context of their business process and enterprise applications.

•	Lexmark has leveraged its technological capabilities and its commitment to flexibility and responsiveness to build strong relationships with large-account customers and channel partners.

Lexmark’s strategy involves the following core strategic initiatives:

•	Focus on capturing profitable supplies and service annuities generated from its monochrome and color laser printers, laser MFPs and business focused high-end inkjet AIO devices;

•	Target and capture business customers, markets and channels that drive higher page generation and supplies usage; and

•	Advance and grow the Company’s ECM and workflow business internationally.

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

Pension and Other Postretirement Plans

The Company’s pension and other postretirement benefit costs and obligations are dependent on various actuarial assumptions used in calculating such amounts. The non-U.S. pension plans are not significant and use economic assumptions similar to the U.S. pension plan, a defined benefit plan. Significant assumptions the Company must review and set annually related to its pension and other postretirement benefit obligations are:

•	Expected long-term return on plan assets — based on long-term historical actual asset return information, the mix of investments that comprise plan assets and future estimates of long-term investment returns by reference to external sources. The Company also includes an additional return for active management, when appropriate, and deducts various expenses.

•	Discount rate — reflects the rates at which benefits could effectively be settled and is based on current investment yields of high-quality fixed-income investments. The Company uses a yield-curve approach to determine the assumed discount rate based on the timing of the cash flows of the expected future benefit payments.

•	Rate of compensation increase — based on the Company’s long-term plans for such increases. Effective April 2006, this assumption is no longer applicable to the U.S. pension plan due to the benefit accrual freeze in connection with the Company’s 2006 restructuring actions. In addition, some of the non-U.S. pension plans are also frozen.

Plan assets are invested in equity securities, government and agency securities, mortgage-backed securities, commercial mortgage-backed securities, asset-backed securities, corporate debt, annuity contracts and other securities. The U.S. pension plan comprises a significant portion of the assets and liabilities relating to the Company’s pension plans. The investment goal of the U.S. pension plan is to achieve an adequate net investment return in order to provide for future benefit payments to its participants. Asset allocation percentages are targeted to be 65% equity and 35% fixed income investments. The U.S. pension plan employs professional investment managers to invest in U.S. equity, global equity, international developed equity, emerging market equity, U.S. fixed income, high yield bonds and emerging market debt. Each investment manager operates under an investment management contract that includes specific investment guidelines, requiring among other actions, adequate diversification, prudent use of derivatives and standard risk management practices such as portfolio constraints relating to established benchmarks. The U.S. pension plan currently uses a combination of both active management and passive index funds to achieve its investment goals.

The Company has elected to primarily use the market-related value of plan assets rather than fair value to determine expense which, under the accounting guidance, allows gains and losses to be recognized in a systematic and rational manner over a period of no more than five years. As a result of this deferral process, for the U.S. pension plan, pension expense was increased by $4 million in 2010 and is expected to increase $3 million in 2011, due to the recognition of the gains and losses for the respective prior five years. The expected increase in the 2011 pension expense for U.S. pension plan would have been approximately $4 million had the Company not deferred the differences between actual and expected asset returns on equity investments.

Actual results that differ from assumptions that fall outside the “10% corridor,” as defined by accounting guidance on employers’ accounting for pensions, are accumulated and amortized over the estimated future service period of active plan participants. For 2010, a 25 basis point change in the assumptions for asset return and discount rate would not have had a significant impact on the Company’s results of operations.

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

Waste Obligation

Waste Electrical and Electronic Equipment (“WEEE”) Directives issued by the European Union require producers of electrical and electronic goods to be financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The Company’s estimated liability for these costs involves a number of uncertainties and takes into account certain assumptions and judgments including average collection costs, return rates and product lives. Should actual costs and activities differ from the Company’s estimates, revisions to the estimated liability may be required.

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

The Company’s Level 3 recurring fair value measurements are related to its marketable securities, primarily auction rate securities for which recent auctions were unsuccessful. For these securities,

observable pricing data was not available resulting in the Company performing a discounted cash flow analysis based on assumptions that it believes market participants would use with regard to such items as expected cash flows and discount rates adjusted for liquidity premiums. Assumptions significant to the valuation include (1) the auction rate market will remain illiquid and auctions will continue to fail causing the interest rate to be the maximum applicable rate, (2) the securities will not be redeemed and (3) a 250 basis point liquidity premium added to the applicable discount rate. Valuation of these securities can be very subjective and estimates and assumptions could be revised in the future depending on market conditions and changes in the economy. Fair values of certain corporate debt securities and asset-backed and mortgaged-backed securities are also classified as Level 3 due to (1) a low number of observed trades or pricing sources or (2) variability in the pricing data is higher than expected. There is less certainty that the fair values of these securities would be realized in the market due to the low level of observable market data.

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

See Notes 2 and 3 to the Consolidated Financial Statements in Part II, Item 8 for information regarding the Company’s fair value accounting policies and fair value measurements, respectively.

Other-Than-Temporary Impairment of Marketable Securities

The Company records its investments in marketable securities at fair value through accumulated other comprehensive earnings in accordance with the accounting guidance for available-for-sale securities. Once these investments have been marked to market, the Company must assess whether or not its individual unrealized loss positions contain other-than-temporary impairment (“OTTI”). If an unrealized position is deemed OTTI, then the unrealized loss, or a portion thereof, must be recognized in earnings. The Company’s portfolio is made up almost entirely of debt securities for which OTTI must be recognized in accordance with the amended FASB OTTI guidance that was first effective in the second quarter of 2009. The model in this guidance requires that an entity recognize OTTI in earnings for the entire unrealized loss position if the entity intends to sell or it is more likely than not the entity will be required to sell the debt security before its anticipated recovery of its amortized cost basis. If the entity does not expect to sell the debt security, but the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss is deemed to exist and OTTI shall be considered to have occurred. However, in this case, the OTTI is separated into two components, the amount representing the credit loss which is recognized in earnings and the amount related to all other factors which is recognized in other comprehensive income under the new guidance. See Note 2 to the Consolidated Financial Statements in Part II, Item 8 for more details regarding this guidance. The Company’s policy considers various factors in making these two assessments.

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

Given the level of judgment required to make the assessments above, the final outcomes of the Company’s investments in debt securities could prove to be different than the results reported. Issuers with good credit standings and relatively solid financial conditions today may not be able to fulfill their obligations ultimately. Furthermore, the Company could reconsider its decision not to sell a security depending on changes in its own cash flow projections as well as changes in the regulatory and economic environment that may indicate that selling a security is advantageous to the Company. Historically, the Company has incurred a low amount of realized losses from sales of marketable securities.

See Note 7 to the Consolidated Financial Statements in Part II, Item 8 for more information regarding the Company’s marketable securities.

Goodwill and Intangible Assets

Lexmark assesses its goodwill and indefinite-lived intangible assets for impairment in the fourth quarter of each fiscal year or between annual tests if an event occurs or circumstances change that lead management to believe it is more likely than not that an impairment exists. Examples of such events or circumstances include a significant adverse change in the business climate, a significant decrease in the projected cash flows of a reporting unit, or a decline in the market capitalization of the overall Company below its carrying value. The Company considers both a discounted cash flow analysis, which requires judgments such as projected future earnings and weighted average cost of capital, as well as certain market-based measurements, including multiples developed from trading stock prices and prices paid in observed market transactions of comparable companies, in its estimation of fair value for goodwill impairment testing. The Company estimates the fair value of its trade names and trademarks indefinite-lived intangible asset using the relief from royalty method.

At December 31, 2010, goodwill of $185.1 recognized by the Company was made up of $159.6 million allocated to the Perceptive Software reporting unit and $25.5 million allocated to the Company’s ISS reporting units. The fair values of these reporting units were substantially in excess of their carrying values on this date. Key assumptions to the valuation of Perceptive Software include its ability to expand internationally and the revenue growth that would be accelerated by such expansion.

Intangible assets with finite lives are amortized over their estimated useful lives using the straight-line method. In certain instances where consumption could be greater in the earlier years of the asset’s life, the Company has selected, as a compensating measure, a shorter period over which to amortize the asset. The Company’s intangible assets with finite lives are tested for impairment in accordance with its policy for long-lived assets below.

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

RESULTS OF OPERATIONS

Operations Overview

Key Messages

Lexmark is focused on driving long-term performance by strategically investing in technology, hardware and software products and solutions to secure: (a) high value hardware installations and capture profitable supplies, software maintenance and service annuities in document-intensive industries and business processes in distributed office environments; and (b) high value ECM software installations and capture professional services and software maintenance annuities by delivering industry specific and back office solutions.

•	The ISS strategy is primarily focused on capturing profitable supplies and service annuities generated from its workgroup monochrome and color laser printers, laser MFPs and inkjet all-in-one (“AIO”) devices

•	The Perceptive Software strategy is to deliver affordable, industry and process specific solutions through deep industry expertise and a broad ECM software platform, in a model that is easy to integrate, use, and support.

While focusing on core strategic initiatives, Lexmark has taken actions over the last few years to improve its cost and expense structure. As a result of restructuring initiatives, significant changes were implemented, from the consolidation and reduction of the manufacturing and support infrastructure to the increased use of shared service centers in low-cost countries. See “Restructuring and Related Charges and Project Costs” that follows for further discussion.

Lexmark continues to maintain a strong financial position with good cash generation and a solid balance sheet, which positions it to prudently invest in the future of the business and successfully compete even during challenging times.

2010 Business Factors

The Company exited the 2009 downturn with a strong portfolio of products and solutions as well as with a reduced base of operating costs and expenses due to restructuring initiatives conducted in 2009 and before. As a consequence, the revenue growth experienced by the Company in 2010 resulted in improvement in its operating margin. The Company also continued to execute on its strategic focus on workgroup laser hardware devices and higher performance and priced inkjet hardware devices, focused on business users. In 2010, the Company saw good growth in laser hardware unit sales, due to strong growth in laser workgroup hardware unit sales. Inkjet hardware unit sales declined in 2010, as the growth the Company experienced in business focused inkjet unit sales was more than offset by declines in lower performance and lower priced consumer inkjets. The Company also saw growth in revenue from the sale of supplies, as growth in sales of laser supplies more than offset declining revenue in inkjet supplies. The new laser and inkjet product introductions in 2010 have continued to strengthen the breadth and depth of the Company’s workgroup lasers, color lasers, laser MFPs, and business inkjets.

To allow Lexmark to participate in the growing market to manage unstructured data and processes, and to build upon and strengthen the current industry-focused document workflow solutions and managed print services, the Company acquired Perceptive Software in the second quarter of 2010.

ISS

During 2010, Lexmark continued its investments in ISS, focusing on continuing to broaden its line of mono and color printers and multifunction products, and solutions and service offerings, targeting the higher usage segments of the imaging market.

•	Laser workgroup products and MFPs as well as managed print services experienced double-digit growth in revenue.

•	Inkjet hardware sales declined in 2010, as the growth the Company experienced in business focused inkjet hardware sales was more than offset by declines in lower performance and lower priced consumer inkjets.

•	Industry recognition and awards for both the laser products and high-end inkjet continue to illustrate the success of Lexmark’s R&D investments.

Perceptive Software

Lexmark acquired Perceptive Software on June 7, 2010. Since the acquisition the focus of Perceptive Software has been to continue to accelerate the development of new ECM and workflow software products, and leverage the domestic and global infrastructure of Lexmark to expand the industries and geographic regions in which Perceptive participates. The goal of these investments is to continue to grow Perceptive revenue and accelerate growth in international markets.

Operating Results Summary

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto. The following table summarizes the results of the Company’s operations for the years ended December 31, 2010, 2009 and 2008:

	2010		2009		2008

(Dollars in Millions)	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev
Revenue	$4,199.7	100%	$3,879.9	100%	$4,528.4	100%
Gross profit	1,519.5	36%	1,309.8	34%	1,534.6	34%
Operating expense	1,072.6	26%	1,093.7	28%	1,257.4	28%
Operating income	446.9	11%	216.1	6%	277.2	6%
Net earnings	$340.0	8%	$145.9	4%	$240.2	5%

During 2010, total revenue was $4.2 billion or up 8% from 2009. Laser and inkjet supplies revenue increased 6% year-to-year (“YTY”) while laser and inkjet hardware revenue increased 13% YTY.

During 2009, total revenue was $3.9 billion or down 14% from 2008. Laser and inkjet supplies revenue decreased 12% YTY while laser and inkjet hardware revenue decreased 22% YTY.

Net earnings for the year ended December 31, 2010 increased 133% from the prior year primarily due to higher operating income as well as lower restructuring-related charges, somewhat offset by acquisition-related charges. Net earnings in 2010 included $38.6 million of pre-tax restructuring-related charges and project costs along with $32.1 million of pre-tax acquisition-related adjustments. The Company uses the term “project costs” for incremental charges related to the execution of its restructuring plans. The Company uses the term “acquisition-related adjustments” for purchase accounting adjustments and incremental acquisition and integration costs related to acquisitions. See “Restructuring and Related Charges and Project Costs” and “Acquisition-related Adjustments” sections that follow for further discussion.

Net earnings for the year ended December 31, 2009 decreased 39% from the prior year primarily due to lower operating income and lower interest and other income/expense, net. Net earnings in 2009 included $141.3 million of pre-tax restructuring-related charges and project costs in connection with the execution of the Company’s restructuring plans.

Revenue

The following tables provide a breakdown of the Company’s revenue by product category, hardware unit shipments and reportable segment:

Revenue by product:

(Dollars in Millions)	2010	2009	% Change	2009	2008	% Change
Laser and inkjet printers	$1,062.2	$938.8	13%	$938.8	$1,196.8	(22)%
Laser and inkjet supplies	2,914.5	2,751.8	6%	2,751.8	3,117.5	(12)%
Software and other	223.0	189.3	18%	189.3	214.1	(12)%

Total revenue	$4,199.7	$3,879.9	8%	$3,879.9	$4,528.4	(14)%

Unit shipments:

(Units in Millions)	2010	2009	2008
Laser units	1.7	1.5	1.9
Inkjet units	3.2	4.2	6.6

During 2010, laser and inkjet supplies revenue increased 6% YTY as growth in laser supplies more than offset a continuing decline in inkjet supplies. Laser and inkjet hardware revenue increased 13% primarily due to growth in laser hardware more than offsetting the decline in inkjet hardware. Software and Other, which consists principally of hardware spare parts and related service revenue, as well as software licenses, subscription, professional services and maintenance revenue, increased 18% YTY, reflecting the impact of the acquisition of Perceptive Software in the second quarter of 2010.

During 2009, laser and inkjet supplies revenue decreased 12% YTY as the Company experienced declines in both laser and inkjet supplies. Laser and inkjet hardware revenue decreased 22% primarily due to declines in laser and inkjet units.

During 2010, 2009, and 2008, one customer, Dell, accounted for $461 million or approximately 11%, $496 million or approximately 13%, and $596 million or approximately 13% of the Company’s total revenue, respectively. Sales to Dell are included in the ISS reportable segment.

Revenue by reportable segment:

(Dollars in Millions)	2010	2009	% Change	2009	2008	% Change
ISS	$4,162.4	$3,879.9	7%	$3,879.9	$4,528.4	(14)%
Perceptive Software	37.3	—	N/A	—	—	N/A

Total revenue	$4,199.7	$3,879.9	8%	$3,879.9	$4,528.4	(14)%

ISS Segment

During 2010, revenue in ISS increased $282.5 million or 7% compared to 2009 due to a 13% increase in hardware revenue and a 6% increase in supplies revenue.

The increased hardware revenue was due to a 23% growth in laser hardware revenue, partially offset by an 11% decline in inkjet hardware revenue. The higher laser revenue was driven by an 8% increase in laser hardware unit sales, further enhanced by a favorable mix impact. Laser hardware average unit revenue (“AUR”), which reflects the change in pricing and mix, increased approximately 14% due to a positive mix shift towards workgroup laser products and laser MFPs. The decline in inkjet hardware revenue was due to a 23% decline in inkjet units, partially offset by a 15% improvement in AUR, both of those changes year on year originating from the continuous shift towards high-end focused inkjets and away from low-end devices.

The supplies revenue grew 6% year on year, primarily driven by a strong unit growth in laser supplies, somewhat offset by a decline in inkjet supplies as a result of the decrease in the installed base of inkjet hardware devices.

During 2009, ISS revenue declined $648.5 million or 14% compared to 2008 due to a 22% decrease in hardware revenue and a 12% decrease in supplies revenue.

The decreased hardware revenue was due to laser hardware revenue decreasing 19% and inkjet hardware revenue decreasing 28%. The decline in laser hardware revenue was due to lower unit volume and the negative impact of currency, partially offset by a positive mix of workgroup and MFP devices. Laser hardware unit shipments decreased approximately 21% YTY primarily due to fewer low-end mono-laser units, partially offset by unit growth in laser MFPs and single function color devices. Laser hardware AUR, which reflects the changes in both pricing and mix, increased approximately 4% YTY due to a positive product mix shift toward workgroup and MFP devices. Inkjet hardware revenue declined 28% YTY due to lower unit shipments and negative net price impacts as well as negative foreign currency impacts, partially offset by an improvement in mix toward higher end devices. Inkjet hardware AUR increased 13% due to favorable product mix.

The supplies revenue declined in 2009 versus 2008 primarily due to the inkjet supplies decline. Laser supplies revenue experienced a decline as well. Management believes that the broad global economic weakness of 2009 and the shrinkage in the installed base of inkjet products due to the strategic shift away from the sale of low-end inkjet devices were the key drivers of the supplies revenue decline.

Perceptive Software Segment

The acquisition of Perceptive Software was completed on June 7, 2010 and revenue for the year reflects only the period from June 8 to December 31, 2010. Perceptive Software revenue includes $13 million of acquisition-related adjustments, which reduced revenue. See “Acquisition-related Adjustments” section that follows for further discussion.

In the fourth quarter of 2010, Perceptive Software grew its revenue by 15% sequentially versus the third quarter of 2010.

Revenue by geography:

The following table provides a breakdown of the Company’s revenue by geography:

(Dollars in Millions)	2010	% of Total	2009	% of Total	% Change	2009	2008	% of Total	% Change
United States	$1,790.9	43%	$1,672.1	43%	7%	$1,672.1	$1,864.8	41%	(10)%

EMEA (Europe, the Middle East & Africa)	1,510.2	36%	1,453.9	38%	4%	1,453.9	1,742.9	39%	(17)%

Other International	898.6	21%	753.9	19%	19%	753.9	920.7	20%	(18)%

Total revenue	$4,199.7	100%	$3,879.9	100%	8%	$3,879.9	$4,528.4	100%	(14)%

During 2010, revenue increased in all geographies, with Other international growing the most. Currency exchange rates had an immaterial impact on revenue for the year 2010.

During 2009, revenue decreased in all geographies due to lower laser and inkjet supplies and hardware revenue. Currency exchange rates had a 3% unfavorable impact on revenue for the year 2009.

Gross Profit

The following table provides gross profit information:

(Dollars in Millions)	2010	2009	Change	2009	2008	Change
Gross profit dollars	$1,519.5	$1,309.8	16%	$1,309.8	$1,534.6	(15)%
% of revenue	36.2%	33.8%	2.4pts	33.8%	33.9%	(0.1)pts

During 2010, consolidated gross profit increased when compared to the prior year as did gross profit as a percentage of revenue. The gross profit margin increase versus the prior year was primarily due to a 2.5 percentage point increase resulting from higher product margins. Gross profit margins were also favorably impacted by 0.9 percentage points due to lower restructuring-related costs YTY. The unfavorable mix shift among products, reflecting a higher percentage of hardware versus supplies, had a 0.7 percentage point negative impact on gross profit percentage versus the prior year. Also, acquisition-related costs incurred in 2010 had a 0.5 percentage point negative impact on gross profit margin percentage, as there were no acquisition-related costs incurred in 2009. Gross profit in 2010 included $17.4 million of restructuring-related charges and project costs in connection with the Company’s restructuring activities as well as $22.1 million of pre-tax acquisition-related adjustments. See “Restructuring and Related Charges and Project Costs” and “Acquisition-related Adjustments” sections that follow for further discussion.

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

Operating Expense

The following table presents information regarding the Company’s operating expenses during the periods indicated:

	2010		2009		2008
(Dollars in Millions)	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev
Research and development	$369.0	8.8%	$375.3	9.7%	$423.3	9.3%
Selling, general & administrative	701.2	16.7%	647.8	16.7%	807.3	17.9%
Restructuring and related charges	2.4	0.0%	70.6	1.8%	26.8	0.6%

Total operating expense	$1,072.6	25.5%	$1,093.7	28.2%	$1,257.4	27.8%

Research and development decreased in 2010 compared to the prior year as the benefits of the restructuring actions were partially offset by higher result-based compensation as well as the addition of Perceptive Software in the second quarter of 2010. Research and development decreased in 2009 compared to the prior year primarily due to the Company’s efforts to reduce these operating expenses through platform consolidations and increased productivity.

Selling, general and administrative (“SG&A”) expenses in 2010 increased YTY due to the addition of Perceptive Software and higher result-based compensation, partially offset by the benefits of the restructuring actions completed in 2009 and 2010. SG&A expenses in 2009 decreased YTY primarily driven by lower selling expenses along with lower general and administrative expenses. Additionally, SG&A expenses in 2010 and 2009 included project costs related to the Company’s restructuring activities. In 2010 they also included acquisition-related adjustments. See discussion below of restructuring-related charges and project costs and acquisition-related adjustments included in the Company’s operating expenses for the years presented in the table above.

In 2010, the Company recognized $21.2 million of restructuring-related charges and project costs in operating expense due to the Company’s restructuring plans. Of the $21.2 million incurred in 2010, $18.8 million is included in Selling, general and administrative while $2.4 million is included in Restructuring and related charges on the Company’s Consolidated Statements of Earnings. Additionally, the Company incurred $10.0 million of pre-tax costs associated with the acquisition of Perceptive Software included in Selling, general, and administrative on the Company’s Consolidated Statements of Earnings.

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

See “Restructuring and Related Charges and Project Costs” and “Acquisition-related Adjustments” sections that follow for further discussion of the Company’s restructuring plans and acquisitions.

Operating Income (Loss)

The following table provides operating income by reportable segment:

(Dollars in Millions)	2010	2009	Change		2009	2008	Change

ISS	$744.6	$487.3	53%		$487.3	$622.3	(22)%
% of revenue	17.9%	12.6%	5.3	pts	12.6%	13.7%	(1.1	)pts
Perceptive Software	(16.1)	0.0			0.0	—
% of revenue	(43.2)%	—			—	—
All other	(281.6)	(271.2)	(4)%		(271.2)	(345.1)	21%

Total operating income (loss)	$446.9	$216.1	107%		$216.1	$277.2	(22)%
% of total revenue	10.6%	5.6%	5	pts	5.6%	6.1%	(0.5	)pts

For the year ended December 31, 2010, the increase in consolidated operating income was primarily due to an increased gross profit, together with a reduction of operating expenses in ISS.

For the year ended December 31, 2009, the decrease in consolidated operating income was primarily due to a decreased gross profit partially offset by lower operating expenses in ISS.

During 2010, the Company incurred total pre-tax restructuring-related charges and project costs of $29.4 million in ISS and $9.2 million in All other as well as pre-tax acquisition-related items of $25.0 million in Perceptive Software and $7.1 million in All other. During 2009, the Company incurred total pre-tax restructuring-related charges and project costs of $109 million in ISS and $32.3 million in All other. During 2008, the Company incurred total pre-tax restructuring-related charges and project costs of $51.7 million in ISS and $41.0 million in All other. See “Restructuring and Related Charges and Project Costs” and “Acquisition-related Adjustments” sections that follow for further discussion.

Interest and Other

The following table provides interest and other information:

(Dollars in Millions)	2010	2009	2008

Interest (income) expense, net	$26.3	$21.4	$(6.1)
Other (income) expense, net	(1.2)	4.6	7.4
Net impairment losses on securities	0.3	3.1	—

Total interest and other (income) expense, net	$25.4	$29.1	$1.3

Total interest and other (income) expense, net, was expense of $25.4 million in 2010 compared to expense of $29.1 million in 2009. The 2010 net expense decrease YTY was primarily due to lower impairment losses on securities, increased realized gains on the sale of marketable securities as well as the non-recurrence of the write-down of a private equity investment. These factors were offset partially by the continued lower interest income from declining interest rates on the Company’s investments.

Total interest and other (income) expense, net, was expense of $29.1 million in 2009 compared to expense of $1.3 million in 2008. The 2009 net expense increase YTY was primarily due to lower interest income from declining interest rates on the Company’s investments and lower investment balances as well as increased interest expense from the $650 million debt the Company issued in May 2008.

Provision for Income Taxes and Related Matters

The Company’s effective income tax rate was approximately 19.3%, 22.0%, and 12.9% in 2010, 2009, and 2008, respectively. See Note 14 to the Consolidated Financial Statements in Part II, Item 8 for a reconciliation of the Company’s effective tax rate to the U.S. statutory rate.

The 2.7 percentage point decrease of the effective tax rate from 2009 to 2010 was due to the reversal of previously-accrued taxes in 2010 (decrease of 2.5 percentage points), a geographic shift in earnings toward lower tax jurisdictions in 2010 (decrease of 0.8 percentage points), the U.S. research and experimentation (“R&E”) credit being a smaller percentage of consolidated earnings before income taxes in 2010 (increase of 1.4 percentage points), and a variety of other factors (decrease of 0.8 percentage points).

The 9.1 percentage point increase of the effective tax rate from 2008 to 2009 was due to a geographic shift in earnings toward higher tax jurisdictions in 2009 (increase of 5.1 percentage points), the reversal of previously-accrued taxes in 2008 that did not recur in 2009 (increase of 3.1 percentage points), and a variety of other factors (increase of 0.9 percentage points).

Net Earnings

Net earnings for the year ended December 31, 2010 increased 133% from the prior year primarily due to higher operating income. The higher operating income versus 2009 was due to good revenue growth and stronger gross profit margins, which also benefited from a reduced net impact of restructuring costs and acquisition-related adjustments. Net earnings in 2010 included $38.6 million of pre-tax restructuring-related charges and project costs in connection with the Company’s restructuring activities versus $141.3 million in 2009. Net earnings in 2010 were also impacted by pre-tax acquisition-related adjustments of $32.1 million primarily due to the acquisition of Perceptive Software.

Net earnings for the year ended December 31, 2009 decreased 39% from the prior year primarily due to lower operating income and lower interest and other income/expense, net. Net earnings in 2009 included $141.3 million of pre-tax restructuring-related charges and project costs in connection with the Company’s restructuring activities versus $92.7 million in 2008.

See “Restructuring and Related Charges and Project Costs” and “Acquisition-related Adjustments” sections that follow for further discussion.

Earnings per Share

The following table summarizes basic and diluted net earnings per share:

	2010	2009	2008

Net earnings per share:
Basic	$4.33	$1.87	$2.70
Diluted	4.28	1.86	2.69

For the year ended December 31, 2010, the increases in basic and diluted net earnings per share YTY were primarily attributable to increased net earnings.

For the year ended December 31, 2009, the decreases in basic and diluted net earnings per share YTY were attributable to decreased earnings partially offset by the decreases in the average number of shares outstanding.

RESTRUCTURING AND RELATED CHARGES AND PROJECT COSTS

Summary of Restructuring Impacts

The Company’s 2010 financial results are impacted by its restructuring plans and related projects. Project costs consist of additional charges related to the execution of the restructuring plans. These project costs are incremental to the Company’s normal operating charges and are expensed as incurred, and include such items as compensation costs for overlap staffing, travel expenses, consulting costs and training costs.

For the year ended December 31, 2010, the Company incurred charges, including project costs, of $38.6 million for the Company’s restructuring plans as follows:

	October 2009	Other Actions
	Restructuring-	Restructuring-
	related	related
	Charges	Charges	Project
(Dollars in Millions)	(Note 5)	(Note 5)	Costs	Total

Accelerated depreciation charges/project costs	$3.5	$2.4	$13.3	$19.2
Employee termination benefit charges/project costs	1.5	(1.6)	17.0	16.9
Contract termination and lease charges	3.4	(0.9)	—	2.5

Total restructuring-related charges/project costs	$8.4	$(0.1)	$30.3	$38.6

The Company incurred accelerated depreciation charges and project costs of $17.4 million in Cost of revenue and $1.8 million in Selling, general and administrative on the Consolidated Statements of Earnings. Total employee termination benefits and contract termination and lease charges (reversals) of $2.4 million are included in Restructuring and related charges while $17.0 million of related project costs are included in Selling, general and administrative on the Consolidated Statements of Earnings.

For the year ended December 31, 2010, the Company incurred restructuring and related charges (reversals) and project costs related to its restructuring plans of $29.4 million in ISS and $9.2 million in All other.

October 2009 Restructuring Plan

General

Refer to Note 5 of Notes to Consolidated Financial Statements for a description of the Company’s October 2009 Restructuring Plan. The Company expects the October 2009 Restructuring Plan to be principally completed by the end of the second quarter of 2011.

The October 2009 Restructuring Plan is expected to impact about 770 positions worldwide. Total pre-tax charges, including project costs, of approximately $105 million are expected for the October 2009 Restructuring Plan, with total cash cost expected to be approximately $95 million.

Lexmark expects the October 2009 Restructuring Plan to generate ongoing savings beginning in 2011 of approximately $110 million. These ongoing savings should be split approximately 60% to operating expense and 40% to cost of revenue. Ongoing cash savings of approximately $105 million are expected beginning in 2011.

Impact to 2010 Financial Results

For the year ended December 31, 2010, the Company incurred charges of $35.1 million for the October 2009 Restructuring Plan as follows:

	October 2009
	Restructuring-
	related
	Charges	Project
(Dollars in Millions)	(Note 5)	Costs	Total

Accelerated depreciation charges/project costs	$3.5	$11.2	$14.7
Employee termination benefit charges/project costs	1.5	15.5	17.0
Contract termination and lease charges	3.4	—	3.4

Total restructuring-related charges/project costs	$8.4	$26.7	$35.1

The Company incurred accelerated depreciation charges and project costs of $12.9 million in Cost of revenue, and $1.8 million in Selling, general and administrative on the Consolidated Statements of Earnings. Employee termination benefit and contract termination and lease charges of $4.9 million are included in Restructuring and related charges, and $15.5 million of related project costs are included in Selling, general and administrative on the Company’s Consolidated Statements of Earnings.

For the year ended December 31, 2010, the Company incurred restructuring and related charges and project costs related to the October 2009 Restructuring Plan of $27.0 million in ISS and $8.1 million in All other.

Including the $63.5 million of charges incurred in 2009, the Company has incurred $98.6 million of total charges for the October 2009 Restructuring Plan.

Impact to 2009 Financial Results

For the year ended December 31, 2009, the Company incurred charges of $63.5 million for the October 2009 Restructuring Plan as follows:

	October 2009
	Restructuring-
	related
	Charges	Project
(Dollars in Millions)	(Note 5)	Costs	Total

Accelerated depreciation charges/project costs	$6.2	$0.9	$7.1
Employee termination benefit charges/project costs	52.4	3.0	55.4
Contract termination and lease charges	1.0	—	1.0

Total restructuring-related charges/project costs	$59.6	$3.9	$63.5

The Company incurred $7.1 million of accelerated depreciation charges and project costs in Cost of revenue on the Consolidated Statements of Earnings. Employee termination benefit and contract termination and lease charges of $53.4 million are included in Restructuring and related charges, and $3.0 million of related project costs are included in Selling, general and administrative on the Company’s Consolidated Statements of Earnings.

For the year ended December 31, 2009, the Company incurred restructuring and related charges and project costs related to the October 2009 Restructuring Plan of $51.2 million in ISS and $12.3 million in All other.

Refer to Note 5 of Notes to Consolidated Financial Statements for a rollforward of the liability incurred for the October 2009 Restructuring Plan.

Other Restructuring Actions

General

Refer to Note 5 of Notes to Consolidated Financial Statements for a description of the Company’s Other Restructuring Actions.

Impact to 2010 Financial Results

For the year ended December 31, 2010, the Company incurred charges of $3.5 million for the Company’s Other Restructuring Actions as follows:

	Other Actions
	Restructuring-
	related
	Charges	Project
(Dollars in Millions)	(Note 5)	Costs	Total

Accelerated depreciation charges/project costs	$2.4	$2.0	$4.4
Employee termination benefit charges/project costs	(1.6)	1.6	—
Contract termination and lease charges	(0.9)	—	(0.9)

Total restructuring-related charges/project costs	$(0.1)	$3.6	$3.5

The Company incurred $4.4 million of accelerated depreciation charges in Cost of revenue on the Consolidated Statements of Earnings. Employee termination benefit charges and contract termination and lease charges (reversals) of $(2.5) million are included in Restructuring and related charges, and $1.6 million of related project costs are included in Selling, general and administrative on the Company’s Consolidated Statements of Earnings.

For the year ended December 31, 2010, the Company incurred restructuring and related charges and project costs related to the Company’s Other Restructuring Actions of $2.4 million in ISS and $1.1 million in All other.

The $0.9 million reversal for contract termination and lease charges is due to the Company’s decision to reuse a leased building that had earlier been vacated as a result of restructuring actions. The $1.6 million reversal for employee termination benefits charges is due primarily to a revision in assumptions.

During the second quarter of 2010, the Company sold one of its inkjet supplies manufacturing facilities in Chihuahua, Mexico for $5.6 million and recognized a $0.5 million pre-tax gain on the sale that is included in Selling, general and administrative on the Consolidated Statements of Earnings.

Impact to 2009 Financial Results

For the year ended December 31, 2009, the Company incurred charges of $77.8 million for the Company’s Other Restructuring Actions as follows:

	Other Actions
	Restructuring-
	related
	Charges	Project
(Dollars in Millions)	Note 5)	Costs	Total

Accelerated depreciation charges/project costs	$35.3	$9.2	$44.5
Employee termination benefit charges/project costs	16.8	16.1	32.9
Contract termination and lease charges	0.4	—	0.4

Total restructuring-related charges/project costs	$52.5	$25.3	$77.8

The Company incurred $44.4 million of accelerated depreciation charges and project costs in Cost of revenue and $0.1 million in Selling, general and administrative on the Consolidated Statements of Earnings. Employee termination benefit and contract termination and lease charges of $17.2 million are included in Restructuring and related charges, and $16.1 million of related project costs are included in Selling, general and administrative on the Company’s Consolidated Statements of Earnings.

For the year ended December 31, 2009, the Company incurred restructuring and related charges and project costs related to the Company’s Other Restructuring Actions of $57.8 million in ISS and $20.0 million in All other.

Impact to 2008 Financial Results

For the year ended December 31, 2008, the Company incurred charges of $92.7 million for the Company’s Other Restructuring Actions as follows:

	Other Actions
	Restructuring-
	related
	Charges	Project
(Dollars in Millions)	(Note 5)	Costs	Total

Accelerated depreciation charges/project costs	$35.3	$15.3	$50.6
Employee termination benefit charges/project costs	21.0	15.3	36.3
Contract termination and lease charges	5.8	—	5.8

Total restructuring-related charges/project costs	$62.1	$30.6	$92.7

The Company incurred $42.5 million of accelerated depreciation charges and project costs in Cost of revenue and $8.1 million in Selling, general and administrative on the Consolidated Statements of Earnings. Employee termination benefit and contract termination and lease charges of $26.8 million are included in Restructuring and related charges, and $15.3 million of related project costs are included in Selling, general and administrative on the Company’s Consolidated Statements of Earnings.

For the year ended December 31, 2008, the Company incurred restructuring and related charges and project costs related to the Company’s Other Restructuring Actions of $54.7 million in ISS and $38.0 million in All other.

Refer to Note 5 of Notes to Consolidated Financial Statements for a rollforward of the liability incurred for the Company’s Other Restructuring Actions.

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

The following pre-tax acquisition-related adjustments affected the Company’s 2010 financial results.

(Dollars in Millions)

Adjustment to revenue	$13.0
Amortization of intangible assets	12.0
Acquisition and integration costs	7.1

Total acquisition-related adjustments	$32.1

Adjustments to revenue result from business combination accounting rules when deferred revenue balances for service contracts assumed as part of acquisitions are adjusted down to fair value. Fair value approximates the cost of fulfilling the service obligation, plus a reasonable profit margin. Subsequent to acquisitions, the Company analyzes the amount of amortized revenue that would have been recognized had the acquired company remained independent and had the deferred revenue balances not been adjusted to fair value. The $13.0 million downward adjustment to revenue for 2010 is reflected in Revenue presented on the Company’s Consolidated Statements of Earnings. For 2011, the Company expects pre-tax adjustments to deferred revenue of approximately $4 million.

Due to business combination accounting rules, intangible assets are recognized as a result of acquisitions which were not previously presented on the balance sheet of the acquired company. These intangible assets consist primarily of purchased technology, customer relationships, trade names, in-process R&D and non-compete agreements. Subsequent to the acquisition date, some of these intangible assets begin amortizing and represent an expense that would not have been recorded had the acquired company remained independent. During 2010, the Company incurred $9.1 million and $2.9 million in Cost of revenue and Selling, general and administrative, respectively, on the Company’s Consolidated Statements of Earnings for amortization of intangible assets. For 2011, the Company expects pre-tax charges for the amortization of intangible assets to be approximately $20 million.

In connection with its acquisitions, the Company incurs acquisition and integration expenses that would not have been incurred otherwise. The acquisition costs include items such as investment banking fees, legal and accounting fees, and costs of retention bonus programs for the senior management of the acquired company. Integration costs may consist of information technology expenses, consulting costs and travel expenses. The costs are expensed as incurred. During 2010, the Company incurred $7.1 million in Selling, general and administrative on the Company’s Consolidated Statements of Earnings for acquisition and integration costs. For 2011, the Company expects charges for acquisition and integration expenses of approximately $3 million.

Acquisition-related adjustments were recognized in the Perceptive Software reportable segment with the exception of acquisition and integration costs of $7.1 million recognized in All other.

PENSION AND OTHER POSTRETIREMENT PLANS

The following table provides the total pre-tax cost related to Lexmark’s pension and other postretirement plans for the years 2010, 2009, and 2008. Cost amounts are included as an addition to the Company’s cost and expense amounts in the Consolidated Statements of Earnings.

(Dollars in Millions)	2010	2009	2008

Total cost of pension and other postretirement plans	$38.8	$41.2	$37.0

Comprised of:
Defined benefit pension plans	$15.4	$20.3	$11.4
Defined contribution plans	23.6	21.4	25.1
Other postretirement plans	(0.2)	(0.5)	0.5

The cost of the defined benefit pension plans was higher in 2009 compared to 2010 and 2008 primarily due to curtailment losses recognized on restructuring related activity in the U.S. The cost of the defined contribution plans was lower in 2009 compared to 2010 and 2008 mainly due to a reduction in the number of participants in the U.S. plan. Changes in actuarial assumptions did not have a significant impact on the Company’s results of operations in 2009 and 2010, nor are they expected to have a material effect in 2011. Future effects of retirement-related benefits on the operating results of the Company depend on economic conditions, employee demographics, mortality rates and investment performance. Refer to Part II, Item 8, Note 17 of the Notes to Consolidated Financial Statements for additional information relating to the Company’s pension and other postretirement plans.

In 2008, there was a significant decline in the value of pension plan assets primarily resulting from a large decline in equity markets. Because the Company defers current year differences between actual and expected asset returns on equity and high-yield bond investments over the subsequent five years in accordance with prescribed accounting guidelines, pension expense for 2010 and 2009 was impacted $4 million and $5 million, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Financial Position

Lexmark’s financial position remains strong at December 31, 2010, with working capital of $1,023.3 million compared to $948.9 million at December 31, 2009. The $74.4 million increase in working capital accounts was primarily due to the $84.7 million net increase in marketable securities and cash and cash equivalents, driven by cash generation for the year offset by capital spending and the acquisition of Perceptive Software, which shifted a substantial amount of current assets to noncurrent assets, primarily intangible assets and goodwill.

At December 31, 2010 and December 31, 2009, the Company had senior note debt of $649.1 million and $648.9 million, respectively. The Company had no amounts outstanding under its U.S. trade receivables financing program or its revolving credit facility at December 31, 2010 or December 31, 2009.

The debt to total capital ratio was 32% at December 31, 2010 compared to 39% at December 31, 2009. The debt to total capital ratio is calculated by dividing the Company’s outstanding debt by the sum of its outstanding debt and total stockholders’ equity.

Liquidity

The following table summarizes the results of the Company’s Consolidated Statements of Cash Flows for the years indicated:

(Dollars in millions)	2010	2009	2008

Net cash flow provided by (used for):
Operating activities	$520.4	$402.2	$482.1
Investing activities	(630.6)	(228.2)	(427.6)
Financing activities	(12.3)	3.8	(48.1)
Effect of exchange rate changes on cash	0.7	2.3	(4.2)

Net change in cash and cash equivalents	$(121.8)	$180.1	$2.2

The Company’s primary source of liquidity has been cash generated by operations, which totaled $520.4 million, $402.2 million, and $482.1 million in 2010, 2009, and 2008, respectively. Cash from operations generally has been sufficient to allow the Company to fund its working capital needs and finance its capital expenditures and acquisitions. Management believes that cash provided by operations will continue to be sufficient to meet operating and capital needs for the next twelve months. However, in the event that cash from operations is not sufficient, the Company has substantial cash and cash equivalents and current marketable securities balances and other potential sources of liquidity through utilization of its trade receivables financing program, revolving credit facility or other financing sources.

As of December 31, 2010, the Company held $337.5 million in cash and cash equivalents and $879.7 million in current marketable securities. The Company’s ability to fund operations from these balances could be limited by the liquidity in the market as well as possible tax implications of moving proceeds across jurisdictions. A discussion of the Company’s marketable securities investments is included in the Investing activities section to follow.

A discussion of the Company’s additional sources of liquidity is included in the Financing activities section to follow.

Operating activities

Although the Company generates significant annual cash flow from operations, the amounts generated trended downward during the years 2007 through 2009. Cash flow from operations for 2009 was low for the Company reflecting the impact of economic conditions on the Company’s profitability as well as global pension contributions made during the period. However, earnings and cash flows for 2010 showed a significant increase from that of 2009.

The $118.2 million increase in cash flow from operating activities from 2009 to 2010 was driven by the following factors.

Net earnings increased $194.1 million for 2010 as compared to 2009. The non-cash adjustment for depreciation and amortization decreased $15.8 million YTY driven by the decrease in accelerated depreciation in 2010 related to the Company’s restructuring actions.

Accounts payable increased $22.7 million in 2010 and decreased $47.8 million in 2009. The $70.5 million fluctuation between the activity in 2010 and that of 2009 is primarily driven by greater demand in 2010 coupled with a longer payment cycle. Furthermore, the year-end Accounts payable balance was considerably higher at December 31, 2008 compared to December 31, 2009 and is a significant factor in the Company’s 2009 and 2010 cash flows, respectively.

The activities above were partially offset by the following factors.

Inventories balances increased $8.8 million in 2010 and decreased $81.2 million in 2009. The $90.0 million fluctuation between the activity in 2010 and that of 2009 is primarily due to actions taken by the Company in 2009 in response to challenging economic conditions that negatively impacted the Company at that time. See discussion of prior year cash flows from operating activities for additional information.

Trade receivables balances increased $28.5 million in 2010 (excluding receivables recognized on the date of acquisition of Perceptive Software) and decreased $2.3 million in 2009. The $30.8 million fluctuation between the activity in 2010 and that of 2009 is primarily driven by the increase in revenues in the fourth quarter of 2010 compared to the fourth quarter of 2009. The increase in the Company’s days of sales outstanding at year end 2010 was largely due to the timing of sales as indicated by the slight improvement in delinquent receivables at year end 2010 compared to year end 2009.

The net decrease in Accrued liabilities and Other assets and liabilities, collectively, was $4.7 million less in 2010 compared to that of 2009. The fluctuation between the activity in 2010 and that of 2009 was the result of various offsetting factors, including both cash transactions as well as the effect of accruals of expected future operating cash receipts and payments. Notable fluctuations in cash transactions included pension funding and cash paid for income taxes. The Company made $92.4 million of pension and postretirement payments in 2009, driven by the steep decline in the fair value of pension plan assets in late 2008, compared to only $8.7 million in 2010. Cash paid for income taxes, net of refunds, was $77.4 million in 2010 compared to $41.3 million in 2009.

Refer to the contractual cash obligations in the pages that follow for additional information regarding items that will likely impact the Company’s future cash flows.

The $79.9 million decrease in cash flows from operating activities from 2008 to 2009 was driven by the following factors.

The decrease in Trade receivables was $148.2 million less in 2009 compared to that of 2008. Trade receivables decreased $150.5 million during 2008 compared to a decrease of only $2.3 million in 2009. During 2008, collections performance and days of sales outstanding improved significantly, reducing the trade receivables balance. During 2009, the Company maintained this improved performance in days of sales outstanding, as indicated in the days of sales outstanding measurements included in the section to follow.

Net earnings decreased $94.3 million for full year 2009 as compared to full year 2008. Challenging economic conditions negatively impacted the Company’s profitability during the first part of 2009 as well as the operating cash flows that were ultimately realized.

The activities above were partially offset by the following factors.

The reduction in Inventories was $55.1 million more in 2009 compared to that of 2008. Inventories decreased $81.2 million during 2009 and $26.1 million during 2008. The greater reduction in 2009 was driven by the Company’s increased focus on inventory management, particularly actions initiated during the second quarter of 2009 to significantly reduce the production of supplies and purchases of printers, which lowered the Company’s purchases during the period. These actions were taken in response to the challenging economic conditions that negatively impacted the Company in the first quarter of 2009. The benefit of these actions was maintained by the Company through fourth quarter of 2009 accompanied by stronger than expected sales.

The reduction in Accounts payable balances was $32.3 million less in 2009 compared to that of 2008. Accounts payable decreased $47.8 million during 2009 and $80.1 million during 2008. The smaller reduction in 2009 was driven by the increase in demand in the fourth quarter of 2009, as well as favorable payment terms implemented in the third quarter of 2009.

The decrease in Accrued liabilities and Other assets and liabilities, collectively, was $30.1 million less in 2009 compared to that of 2008, of which the largest single factor was income taxes. Income tax payments, net of refunds received, were $41.3 million in 2009 compared to $97.8 million in 2008, a YTY decrease in income taxes paid of $56.5 million. In 2009, the Company received approximately $25 million of refunds from the IRS related to prior year tax payments. In 2008, the Company made a $21.8 million payment to the IRS in settlement of the 2004-2005 income tax audit. In addition to income taxes, there were various other items that contributed to the favorable YTY movement in Accrued liabilities and Other assets and liabilities including both cash transactions as well as the effect of accruals of expected future operating cash receipts and payments. Other notable cash transactions, though offset by other activities, included pension and postretirement funding and Germany copyright fee payments made in 2009. The Company made $92.4 million of pension and postretirement payments in 2009, driven by the steep decline in the fair value of pension plan assets in late 2008, compared to only $6.6 million in 2008. The Company also made a $43 million payment to German collection societies in the third quarter of 2009 in settlement of copyright fees levied on all-in-one and multifunctional devices sold in Germany after December 31, 2001 through December 31, 2007.

Cash conversion days

	2010	2009	2008

Days of sales outstanding	39	36	36
Days of inventory	46	47	51
Days of payables	68	67	65

Cash conversion days	18	16	22

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

Investing activities

The $402.4 million increase in net cash flows used for investing activities during 2010 compared to that of 2009 was driven by the $263.4 million YTY increase in business acquisitions as well as the $226.3 million YTY net increase in marketable securities investments. This activity was offset partially by the $80.8 million YTY decrease in capital spending.

The $199.4 million decrease in net cash flows used for investing activities during 2009 compared to that of 2008 was driven by the $234.8 million YTY net decrease in marketable securities investments offset partially by $24.3 million YTY increase in capital spending.

The Company’s business acquisitions, marketable securities and capital expenditures are discussed below.

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

In 2009, the Company completed its acquisition of a wholesale company for $10.1 million, net of cash acquired. The wholesaler was purchased for its current customer base and established presence in Eastern Europe. Business acquisitions were not material in 2008.

Refer to Part II, Item 8, Note 4 of the Notes to Consolidated Financial Statements for additional information regarding business combinations.

Marketable securities

The Company increased its marketable securities investments in 2010 by $202.1 million. The Company decreased its marketable securities investments in 2009 by $24.2 million. The Company increased its marketable securities investments by $210.6 million in 2008. The Company did not increase its marketable securities investments in 2009 due to the decrease in cash flows from operations as well as the conservative investment policies pursued during 2009. Additionally, the Company made certain payments from available cash during 2009, such as pension contributions and the German copyright settlement discussed previously, that did not allow the Company to invest these funds in marketable securities during the year.

The Company’s investments in marketable securities are classified and accounted for as available-for-sale and reported at fair value. At December 31, 2010 and December 31, 2009, the Company’s marketable securities portfolio consisted of asset-backed and mortgage-backed securities, corporate debt securities, preferred and municipal debt securities, U.S. government and agency debt securities, international government, certificates of deposit and commercial paper. The Company’s auction rate securities, valued at $18.0 million and $22.0 at December 31, 2010 and December 31, 2009, respectively, were reported in the noncurrent assets section of the Company’s Consolidated Statements of Financial Position.

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

The Company assesses its marketable securities for other-than-temporary declines in value in accordance with the model provided under the FASB’s amended guidance, which was adopted in the second quarter of 2009. The Company has disclosed in the Critical Accounting Policies and Estimates portion of Management’s Discussion and Analysis its policy regarding the factors it considers and significant judgments made in applying the amended guidance. There were no major developments during 2010 with respect to OTTI of the Company’s marketable securities. Specifically regarding the Company’s auction rate securities, the most illiquid securities in the portfolio, Lexmark has previously recognized OTTI on only one security due to credit events involving the issuer and the insurer. Because of the Company’s liquidity position, it is not more likely than not that the Company will be required to sell the auction rate securities until liquidity in the market or optional issuer redemption occurs. The Company could also hold the securities to maturity if it chooses. Additionally, if Lexmark required capital, the Company has available liquidity through its accounts receivable program and revolving credit facility. Given these circumstances, the Company would only have to recognize OTTI on its auction rate securities if the present value of the expected cash flows is less than the amortized cost of the individual security. There have been no realized losses from the sale or redemption of auction rate securities.

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

Level 3 fair value measurements are based on inputs that are unobservable and significant to the overall valuation. Level 3 measurements were roughly 3% of the Company’s total available-for-sale marketable securities portfolio at December 31, 2010 compared to 4% at December 31, 2009.

Refer to Part II, Item 8, Note 3 of the Notes to Consolidated Financial Statements for additional information regarding fair value measurements. Refer to Part II, Item 8, Note 7 of the Notes to Consolidated Financial Statements for additional information regarding marketable securities.

Capital expenditures

The Company invested $161.2 million, $242.0 million, and $217.7 million into Property, plant and equipment for the years 2010, 2009 and 2008 respectively. Further discussion regarding 2010 capital expenditures as well as anticipated spending for 2011 are provided near the end of Item 7.

Other notable investing activities

Proceeds from sale of facilities includes $5.6 million received from the sale of the Company’s inkjet supplies manufacturing facility located in Chihuahua, Mexico in 2010 and $4.6 million received from the sale of the Company’s inkjet supplies assembly plant located in Juarez, Mexico in 2008, both of which were part of the Company’s restructuring actions.

Financing activities

The fluctuations in the net cash flows provided by (used for) financing activities were principally due to the Company’s debt activity and share repurchases. In 2010, cash flows used for financing activities were $12.3 million due mainly to the decrease in bank overdrafts of $10.0 million included in Other as well as the $3.1 million repayment of long term debt that was assumed by the Company in the second quarter acquisition of Perceptive Software. In 2009, cash flows provided by financing activities were $3.8 million due mainly to the increase in bank overdrafts of $9.9 million included in Other offset partially by the $6.6 million decrease in short-term debt of the Company’s subsidiary in Brazil during the period. In 2008, cash flows used for financing activities were $48.1 million driven by share repurchases of $554.5 million and the repayment of $150.0 million of maturing debt, offset partially by $644.5 million of net proceeds from the issuance of new long-term debt. Refer to the sections that follow for additional information regarding these financing activities.

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

Share repurchases

The Company did not repurchase any shares of its Class A Common Stock in 2010 or 2009. During 2008, the Company repurchased approximately 17.5 million shares of its Class A Common Stock at a cost of approximately $554.5 million, including two accelerated share repurchase agreements executed during the period. As of December 31, 2010, there was approximately $491 million of remaining share repurchase authority from the Board of Directors. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. Refer to Part II, Item 8, Note 15 of the Notes to Consolidated Financial Statements for additional information regarding share repurchases.

Senior Notes — Long-term Debt

In May 2008, the Company repaid its $150 million principal amount of 6.75% senior notes that were due on May 15, 2008. Subsequently, in May 2008, the Company completed a public debt offering of $650 million aggregate principal amount of fixed rate senior unsecured notes. The notes are split into two tranches of five- and ten-year notes respectively. The five-year notes with an aggregate principal amount of $350 million and 5.9% coupon were priced at 99.83% to have an effective yield to maturity of 5.939% and will mature June 1, 2013 (referred to as the “2013 senior notes”). The ten-year notes with an aggregate principal amount of $300 million and 6.65% coupon were priced at 99.73% to have an effective yield to maturity of 6.687% and will mature June 1, 2018 (referred to as the “2018 senior notes”). At December 31, 2010 and December 31, 2009, the outstanding balance of senior note debt was $649.1 million and $648.9 million, respectively, net of discount.

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

In October 2008, commitments to the facility were renewed by one of the two banks, resulting in a decrease in the maximum capital availability from $200 million to $100 million. In October 2010, the agreement was amended by extending the term of the facility to September 30, 2011 and increasing the maximum capital availability under the trade receivables facility from $100 million to $125 million. A new financial institution was also added to the agreement in October 2010. There were no secured borrowings outstanding under the trade receivables facility at December 31, 2010 or December 31, 2009.

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

The New Facility contains usual and customary default provisions, leverage and interest coverage restrictions and certain restrictions on, among other things, the Company’s indebtedness, disposition of assets, liens and mergers and acquisitions. The minimum interest coverage ratio and maximum leverage ratio financial covenants are substantially the same as those that existed under the prior facility. The ratios are calculated in accordance with the New Facility and may not be comparable to similarly titled measures used by other registrants. The Company is not aware at this time of a likely breach or any known trends that would affect future compliance. At December 31, 2010, the Company was comfortably in compliance with respect to these financial covenant ratios.

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

As of December 31, 2010 and 2009, there were no amounts outstanding under the credit facilities.

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

The Company’s credit rating can be influenced by a number of factors, including overall economic conditions, demand for the Company’s products and services and ability to generate sufficient cash flow to service the Company’s debt. A downgrade in the Company’s credit rating to non-investment grade would decrease the maximum availability under its trade receivables facility, increase the cost of borrowing under the revolving credit facility and the coupon payments on the Company’s public debt, potentially trigger collateral requirements under the new revolving credit facility described above, and likely have an adverse effect on the Company’s ability to obtain access to new financings in the future.

The Company was in compliance with all covenants and other requirements set forth in its debt agreements at December 31, 2010.

Off-Balance Sheet Arrangements

At December 31, 2010 and 2009, the Company did not have any off-balance sheet arrangements.

Contractual Cash Obligations

The following table summarizes the Company’s contractual obligations at December 31, 2010:

		Less than	1-3	3-5	More than
(Dollars in Millions)	Total	1 Year	Years	Years	5 Years

Long-term debt (1)	$852	$41	$421	$40	$350
Operating leases	96	30	40	21	5
Purchase obligations	161	161	—	—	—
Uncertain tax positions	26	10	5	5	6
Other long-term liabilities (2)	47	29	5	—	13

Total contractual obligations	$1,182	$271	$471	$66	$374

(1)	includes interest payments

(2)	includes current portion of other long-term liabilities

Long-term debt reported in the table above includes principal repayments of $350.0 million and $300.0 million in the 1-3 Years and More than 5 Years columns, respectively. All other amounts represent interest payments.

Purchase obligations reported in the table above include agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

In connection with the Company’s restructuring programs, the total liability balance at December 31, 2010 was $27.7 million, including $23.1 million that is included in Accrued liabilities and is expected to be paid in the next twelve months and $4.6 million that is included in Other liabilities on the Consolidated Statement of Financial Position. The $27.7 million total is included in Other long-term liabilities in the table above, with short-term and long-term amounts reported separately in the Less than 1 Year and 1-3 Years columns, respectively. These payments will relate mainly to employee termination benefits and contract termination and lease charges.

The Company’s funding policy for its pension and other postretirement plans is to fund minimum amounts according to the regulatory requirements under which the plans operate. From time to time, the Company may choose to fund amounts in excess of the minimum for various reasons. The Company is currently expecting to contribute approximately $35 million to its pension and other postretirement plans in 2011. The Company anticipates similar levels of funding for 2012 and 2013 based on factors that were present as of December 31, 2010. Actual future funding requirements beyond 2011 will be impacted by various factors, including actual pension asset returns and interest rates used for discounting future liabilities. The effect of any future contributions the Company may be obligated or otherwise choose to make could be material to the Company’s future cash flows from operations. Due to the uncertainty of future funding obligations, the table above contains no amounts for pension and postretirement plan funding.

Waste Electrical and Electronic Equipment (“WEEE”) Directives issued by the European Union require producers of electrical and electronic goods to be financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The Company’s estimated financial obligation related to WEEE Directives is not shown in the table above due to the lack of historical data necessary to project future dates of payment. At December 31, 2010, the Company’s estimated liability for this obligation was a current liability of $1.0 million and a long-term liability of $30.6 million. These amounts were included in Accrued liabilities and Other liabilities, respectively, on the Consolidated Statements of Financial Position.

As of December 31, 2010, the Company had accrued approximately $64.8 million for pending copyright fee issues, including litigation proceedings, local legislative initiatives and/or negotiations with the parties involved. These accruals are included in Accrued liabilities on the Consolidated Statements of Financial Position. The liability is not included in the table above due to the level of uncertainty regarding the timing of payments and ultimate settlement of the litigation. Refer to Part II, Item 8, Note 19 of the Notes to Consolidated Financial Statements for additional information. Payment of such potential obligations could have a material impact on the Company’s future operating cash flows.

CAPITAL EXPENDITURES

Capital expenditures totaled $161.2 million, $242.0 million, and $217.7 million in 2010, 2009 and 2008, respectively. The capital expenditures for 2010 principally related to infrastructure support (including internal-use software expenditures), new product development and capacity expansion. The Company expects capital expenditures to be approximately $190 million for full year 2011, attributable mostly to infrastructure support and new product development. Capital expenditures in 2011 are expected to be funded through cash from operations; however, if necessary, the Company may use existing cash and cash equivalents, proceeds from sales of marketable securities or additional sources of liquidity as discussed in the preceding sections.

EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

Revenue derived from international sales, including exports from the U.S., accounts for approximately 57% of the Company’s consolidated revenue, with EMEA accounting for 36% of worldwide sales. Substantially all foreign subsidiaries maintain their accounting records in their local currencies. Consequently, period-to-period comparability of results of operations is affected by fluctuations in currency exchange rates. Certain of the Company’s Latin American and European entities use the U.S. dollar as their functional currency.

Currency exchange rates had a negligible impact on international revenue in 2010 when compared to 2009. Currency exchange rates had an unfavorable impact on international revenue in 2009 when compared to 2008 and a favorable impact on international revenue in 2008 when compared with 2007. The Company may act to mitigate the effects of exchange rate fluctuations through the use of operational hedges, such as pricing actions and product sourcing decisions.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Part II, Item 8, Note 2 of the Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements which is incorporated herein by reference. There are no known material changes and trends nor any recognized future impact of new accounting guidance beyond the disclosures provided in Note 2.

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

Interest Rates

At December 31, 2010, the fair value of the Company’s senior notes was estimated at $693.8 million based on the prices the bonds have recently traded in the market as well as the overall market conditions on the date of valuation. The fair value of the senior notes exceeded the carrying value as recorded in the Consolidated Statements of Financial Position at December 31, 2010 by approximately $44.7 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $12.7 million at December 31, 2010.

At December 31, 2009, the fair value of the Company’s senior notes was estimated at $666.5 million using quoted market prices obtained from an independent broker. The fair value of the senior notes exceeded the carrying value as recorded in the Consolidated Statements of Financial Position at December 31, 2009 by approximately $17.6 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and was approximately $17.5 million at December 31, 2009.

See the section titled “LIQUIDITY AND CAPITAL RESOURCES — Investing Activities:” in Item 7 of this report for a discussion of the Company’s auction rate securities portfolio which is incorporated herein by reference.

Foreign Currency Exchange Rates

The Company has employed, from time to time, a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the Company’s functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the Company is exposed include the Euro, the Canadian dollar, the British pound, the Philippine peso, the Mexican peso, as well as other currencies. Exposures may be hedged with foreign currency forward contracts, put options, and call options generally with maturity dates of twelve months or less. The potential gain in fair value at December 31, 2010 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $15.2 million. This gain would be mitigated by corresponding losses on the underlying exposures. The potential gain in fair value at December 31, 2009 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates was approximately $1.5 million. This gain would have been mitigated by corresponding losses on the underlying exposures.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Lexmark International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS
For the years ended December 31, 2010, 2009 and 2008
(In Millions, Except Per Share Amounts)

	2010	2009	2008
Revenue	$4,199.7	$3,879.9	$4,528.4
Cost of revenue	2,680.2	2,570.1	2,993.8

Gross profit	1,519.5	1,309.8	1,534.6

Research and development	369.0	375.3	423.3
Selling, general and administrative	701.2	647.8	807.3
Restructuring and related charges	2.4	70.6	26.8

Operating expense	1,072.6	1,093.7	1,257.4

Operating income	446.9	216.1	277.2
Interest (income) expense, net	26.3	21.4	(6.1)
Other (income) expense, net	(1.2)	4.6	7.4
Net impairment losses on securities	0.3	3.1	—

Earnings before income taxes	421.5	187.0	275.9
Provision for income taxes	81.5	41.1	35.7

Net earnings	$340.0	$145.9	$240.2

Net earnings per share:
Basic	$4.33	$1.87	$2.70
Diluted	$4.28	$1.86	$2.69
Shares used in per share calculation:
Basic	78.6	78.2	88.9
Diluted	79.5	78.6	89.2

See notes to consolidated financial statements.

Lexmark International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
As of December 31, 2010 and 2009
(In Millions)

	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$337.5	$459.3
Marketable securities	879.7	673.2
Trade receivables, net of allowances of $32.8 and $33.7 in 2010 and 2009, respectively	479.6	424.9
Inventories	366.1	357.3
Prepaid expenses and other current assets	206.7	226.0

Total current assets	2,269.6	2,140.7
Property, plant and equipment, net	904.8	914.9
Marketable securities	18.0	22.0
Goodwill	185.1	23.7
Intangibles, net	155.3	19.8
Other assets	172.4	233.1

Total assets	$3,705.2	$3,354.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$535.3	$510.1
Accrued liabilities	711.0	681.7

Total current liabilities	1,246.3	1,191.8
Long-term debt	649.1	648.9
Other liabilities	415.5	499.9

Total liabilities	2,310.9	2,340.6

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 1.6 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value:
Class A, 900.0 shares authorized; 78.6 and 78.1 outstanding in 2010 and 2009, respectively	0.9	0.9
Class B, 10.0 shares authorized; no shares issued and outstanding	—	—
Capital in excess of par	841.5	820.0
Retained earnings	1,179.8	839.8
Treasury stock, net; at cost; 15.1 shares in 2010 and 2009	(404.4)	(404.5)
Accumulated other comprehensive loss	(223.5)	(242.6)

Total stockholders’ equity	1,394.3	1,013.6

Total liabilities and stockholders’ equity	$3,705.2	$3,354.2

See notes to consolidated financial statements.

Lexmark International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2010, 2009 and 2008
(In Millions)

	2010	2009	2008

Cash flows from operating activities:
Net earnings	$340.0	$145.9	$240.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	197.9	213.7	204.9
Deferred taxes	(2.1)	11.0	(31.0)
Stock-based compensation expense	19.4	20.4	32.7
Gain on sale of facilities	(0.5)	—	(1.1)
Other	9.0	8.9	3.4

Change in assets and liabilities:
Trade receivables	(28.5)	2.3	150.5
Inventories	(8.8)	81.2	26.1
Accounts payable	22.7	(47.8)	(80.1)
Accrued liabilities	38.7	(16.0)	(39.7)
Other assets and liabilities	(67.4)	(17.4)	(23.8)

Net cash flows provided by operating activities	520.4	402.2	482.1

Cash flows from investing activities:
Purchases of property, plant and equipment	(161.2)	(242.0)	(217.7)
Purchases of marketable securities	(1,334.4)	(870.5)	(744.4)
Proceeds from sales/maturities of marketable securities	1,132.3	894.7	533.8
Purchases of companies net of cash acquired	(273.5)	(10.1)	(1.8)
Proceeds from sale of facilities	5.6	—	4.6
Other	0.6	(0.3)	(2.1)

Net cash flows used for investing activities	(630.6)	(228.2)	(427.6)

Cash flows from financing activities:
Repayment of current portion of long-term debt	—	—	(150.0)
Proceeds from issuance of long-term debt, net of issuance cost of $4.1 in 2008	—	—	644.5
Increase in short-term debt	—	—	5.7
Decrease in short-term debt	—	(6.6)	—
Repayment of assumed long-term debt	(3.1)	—	—
Issuance of treasury stock	0.1	—	—
Purchase of treasury stock	—	—	(554.5)
Proceeds from employee stock plans	0.7	—	6.3
Other	(10.0)	10.4	(0.1)

Net cash flows (used for) provided by financing activities	(12.3)	3.8	(48.1)

Effect of exchange rate changes on cash	0.7	2.3	(4.2)

Net change in cash and cash equivalents	(121.8)	180.1	2.2
Cash and cash equivalents — beginning of period	459.3	279.2	277.0

Cash and cash equivalents — end of period	$337.5	$459.3	$279.2

See notes to consolidated financial statements.

Lexmark International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE EARNINGS
For the years ended December 31, 2010, 2009 and 2008
(In Millions)

						Accumulated
	Class A					Other
	and B		Capital in			Comprehensive	Total
	Common Stock		Excess	Retained	Treasury	Earnings	Stockholders’
	Shares	Amount	of Par	Earnings	Stock	(Loss)	Equity

Balance at December 31, 2007	94.7	$1.1	$887.8	$935.7	$(454.7)	$(91.6)	$1,278.3
Comprehensive earnings, net of taxes
Net earnings				240.2			240.2
Other comprehensive earnings (loss):
Pension or other postretirement benefits, net of reclass						(124.0)
Cash flow hedges, net of reclassifications						—
Translation adjustment						(63.4)
Net unrealized gain (loss) on marketable securities						(1.3)

Other comprehensive earnings (loss)						(188.7)	(188.7)

Comprehensive earnings, net of taxes							51.5
Shares issued under deferred stock plan compensation	0.2						—
Shares issued upon exercise of options	0.2		4.2				4.2
Shares issued under employee stock purchase plan	0.1		2.1				2.1
Tax benefit (shortfall) related to stock plans			(2.2)				(2.2)
Stock-based compensation			32.7				32.7
Treasury shares purchased	(17.5)				(554.5)		(554.5)
Treasury shares retired		(0.2)	(121.1)	(483.4)	604.7		—

Balance at December 31, 2008	77.7	0.9	803.5	692.5	(404.5)	(280.3)	812.1
Comprehensive earnings, net of taxes
Net earnings				145.9			145.9
Other comprehensive earnings (loss):
Pension or other postretirement benefits, net of reclass						8.7
Cash flow hedges, net of reclassifications						—
Translation adjustment						27.8
Net unrealized gain (loss) on OTTI mark sec, net of reclass						1.1
Net unrealized gain (loss) on marketable securities, net of reclass						1.8

Other comprehensive earnings (loss)						39.4	39.4

Comprehensive earnings, net of taxes							185.3
Adoption of new accounting guidance — OTTI (1)				1.4		(1.7)	(0.3)
Shares issued under deferred stock plan compensation	0.4						—
Tax benefit (shortfall) related to stock plans			(3.9)				(3.9)
Stock-based compensation			20.4				20.4

Balance at December 31, 2009	78.1	0.9	820.0	839.8	(404.5)	(242.6)	1,013.6
Comprehensive earnings, net of taxes
Net earnings				340.0			340.0
Other comprehensive earnings (loss):
Pension or other postretirement benefits, net of reclass						2.6
Cash flow hedges, net of reclassifications						—
Translation adjustment						15.2
Net unrealized gain (loss) on OTTI mark sec, net of reclass						1.2
Net unrealized gain (loss) on marketable securities, net of reclass						0.1

Other comprehensive earnings (loss)						19.1	19.1

Comprehensive earnings, net of taxes							359.1
Shares issued under deferred stock plan compensation	0.5		0.1				0.1
Shares issued upon exercise of options	0.0		0.7				0.7
Tax benefit (shortfall) related to stock plans			1.3				1.3
Stock-based compensation			19.4				19.4
Treasury shares issued	0.0				0.1		0.1

Balance at December 31, 2010	78.6	$0.9	$841.5	$1,179.8	$(404.4)	$(223.5)	$1,394.3

(1)	Cumulative effect adjustment related to the adoption of accounting guidance regarding recognition and presentation of other-than-temporary impairments

See notes to consolidated financial statements.

Lexmark International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Dollars in Millions, Except Per Share Amounts)

1.	ORGANIZATION AND BUSINESS

Since its inception in 1991, Lexmark International, Inc. (“Lexmark” or the “Company”) has become a leading developer, manufacturer and supplier of printing, imaging and document workflow solutions for the office. The Company operates in the office imaging and enterprise content management (“ECM”) markets. Lexmark’s products include laser printers, inkjet printers, multifunction devices, dot matrix printers, and associated supplies, services and solutions as well as ECM and document process software, solutions and services. The customers for Lexmark’s products are large enterprises, small and medium businesses and small offices home offices (“SOHOs”) worldwide. The Company’s products are principally sold through resellers, retailers and distributors in more than 170 countries in North and South America, Europe, the Middle East, Africa, Asia, the Pacific Rim and the Caribbean. Refer to Note 20 for a discussion of changes in the organization and business that took place in 2010.

2.	SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are an integral part of its financial statements.

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

Foreign Currency Translation and Remeasurement:

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

Certain non-U.S. subsidiaries use the U.S. dollar as their functional currency. Local currency transactions of these subsidiaries are remeasured using a combination of current and historical exchange rates. The effect of re-measurement is included in net earnings.

Cash Equivalents:

All highly liquid investments with an original maturity of three months or less at the Company’s date of purchase are considered to be cash equivalents.

Fair Value:

The Company generally uses a market approach, when practicable, in valuing financial instruments. In certain instances, when observable market data is lacking, the Company uses valuation techniques consistent with the income approach whereby future cash flows are converted to a single discounted amount. The Company uses multiple sources of pricing as well as trading and other market data in its process of reporting fair values and testing default level assumptions. The Company assesses the quantity of pricing sources available, variability in pricing, trading activity, and other relevant data in performing this process. The fair value of cash and cash equivalents, trade receivables and accounts payables approximate their carrying values due to the relatively short-term nature of the instruments.

In determining where measurements lie in the fair value hierarchy, the Company uses default assumptions regarding the general characteristics of the financial instrument as the starting point. The Company then adjusts the level assigned to the fair value measurement, as necessary, based on the weight of the evidence obtained by the Company. The Company reviews the levels assigned to its fair value measurements on a quarterly basis and recognizes transfers between levels of the fair value hierarchy as of the beginning of the quarter in which the transfer occurs.

The Company also applies the fair value framework to nonrecurring, nonfinancial fair value measurements, based on accounting guidance issued and effective in 2009. These measurements include such items as impairment of held and used fixed assets, long-lived assets held for sale, and goodwill and indefinite-lived intangible asset impairment testing. The valuation approach(es) selected for each of these measurements depends upon the specific facts and circumstances.

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

The Company records its investments in marketable securities at fair value through accumulated other comprehensive earnings using the valuation practices discussed in the previous fair value section. Once these investments have been marked to market, the Company must assess whether or not its individual unrealized loss positions contain other-than-temporary impairment (“OTTI”). Based on accounting guidance issued and effective in 2009, the Company recognizes OTTI in earnings for the entire unrealized loss position if the entity intends to sell or it is more likely than not the entity will be required to sell the debt security before its anticipated recovery of its amortized cost basis. If the Company does not expect to sell the debt security, but the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss is deemed to exist and OTTI is recognized in earnings.

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

Trade Receivables — Allowance for Doubtful Accounts:

Lexmark maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company estimates the allowance for doubtful accounts based on a variety of factors including the length of time receivables are past due, the financial health of its customers, unusual macroeconomic conditions and historical experience. If the financial condition of its customers deteriorates or other circumstances occur that result in an impairment of customers’ ability to make payments, the Company records additional allowances as needed. The Company writes off uncollectible trade accounts receivable against the allowance for doubtful accounts when collections efforts have been exhausted and/or any legal action taken by the Company has concluded.

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

Internal-Use Software Costs:

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

Goodwill and Intangible Assets:

Lexmark assesses its goodwill and indefinite-lived intangible assets for impairment in the fourth quarter of each fiscal year or between annual tests if an event occurs or circumstances change that lead management to believe it is more likely than not that an impairment exists. Examples of such events or circumstances include a significant adverse change in the business climate, a significant decrease in the projected cash flows of a reporting unit, or a decline in the market capitalization of the overall Company below its carrying value. The Company considers both a discounted cash flow analysis, which requires judgments such as projected future earnings and weighted average cost of capital, as well as certain market-based measurements, including multiples developed from trading stock prices and prices paid in observed market transactions of comparable companies, in its estimation of fair value for goodwill impairment testing. The Company estimates the fair value of its trade names and trademarks indefinite-lived intangible asset using the relief from royalty method.

Intangible assets with finite lives are amortized over their estimated useful lives using the straight-line method. In certain instances where consumption could be greater in the earlier years of the asset’s life, the Company has selected, as a compensating measure, a shorter period over which to amortize the asset. The Company’s intangible assets with finite lives are tested for impairment in accordance with its policy for long-lived assets below.

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

Financing Receivables:

The Company assesses and monitors credit risk associated with financing receivables, namely capital lease receivables, through an analysis of both commercial risk and political risk associated with the customer financing. Internal credit quality indicators are developed by the geographical unit contemplating the customer financing, taking into account the customer’s net worth, payment history, long term debt ratings and/or other information available from recognized credit rating services. If such information is not available, the Company estimates a rating based on its analysis of the customer’s audited financial statements prepared and certified in accordance with recognized generally accepted accounting principles. The portfolio is assessed on an annual basis for significant changes in credit ratings or other information indicating an increase in exposure to credit risk.

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

Waste Obligation:

Waste Electrical and Electronic Equipment (“WEEE”) Directives issued by the European Union require producers of electrical and electronic goods to be financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The Company’s estimated liability for these costs involves a number of uncertainties and takes into account certain assumptions and judgments including average collection costs, return rates and product lives. The Company adjusts its liability, as necessary, when a sufficient level of entity-specific experience indicates a change in estimate is warranted.

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

Segment Data:

The Company is primarily managed along two segments: Imaging Solutions and Services (“ISS”) and Perceptive Software. ISS offers a broad portfolio of monochrome and color laser printers, laser multifunction products and inkjet all-in-one devices as well as a wide range of supplies and services covering its printing products and technology solutions. Perceptive Software offers a complete suite of enterprise content management software and document workflow solutions.

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

Printing Products

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

Printing Services

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

ECM Software and Solutions

Lexmark has two general forms of software agreements with customers, perpetual licenses and subscription services. Provided that all other recognition criteria has been met, license revenue is recognized when the customer either takes possession of the software via a download, or has been provided with access codes that allow immediate possession of the software. Conversely, subscription services revenue is recognized ratably over the duration of the contract as the customer does not take ownership of the software. Revenue from software support services is recognized as the services are performed, or is deferred and recognized ratably over the life of the contract as appropriate.

Multiple Element Revenue Arrangements

Lexmark enters into transactions that include multiple elements, such as a combination of products and services. Revenue for these arrangements is allocated to each element based on its relative fair value and is recognized when the revenue recognition criteria for each element have been met. For printing products and services, relative fair value may be determined by the price of an element if it were sold on a stand-alone basis or third party evidence (e.g., competitors’ prices of comparable products or services). For software products and services, relative fair value may be determined using stand-alone sales or renewal rates. In many cases, the Company uses the residual method to allocate arrangement consideration as permitted under the existing accounting guidance.

Research and Development Costs:

Lexmark engages in the design and development of new products and enhancements to its existing products. The Company’s research and development activity is focused on laser and inkjet devices and associated supplies, features and related technologies as well as software. The Company expenses research and development costs when incurred. Research and development costs include salary and labor expenses, infrastructure costs, and other costs leading to the establishment of technological feasibility of the new product or enhancement.

Advertising Costs:

The Company expenses advertising costs when incurred. Advertising expense was approximately $53.0 million, $51.5 million, and $93.4 million, in 2010, 2009 and 2008, respectively.

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

The discount rate assumption for the pension and other postretirement benefit plan liabilities reflects the rates at which the benefits could effectively be settled and are based on current investment yields of high-quality fixed-income investments. The Company uses a yield-curve approach to determine the assumed discount rate based on the timing of the cash flows of the expected future benefit payments. This approach matches the plan’s cash flows to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity.

The Company’s assumed long-term rate of return on plan assets is based on long-term historical actual return information, the mix of investments that comprise plan assets, and future estimates of long-term investment returns by reference to external sources. The Company also includes an additional return for active management, when appropriate, and deducts various expenses. Differences between actual and expected asset returns on equity and high yield investments are recognized in the calculation of net periodic benefit cost over five years.

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

Stock-Based Compensation:

Share-based payments to employees, including grants of stock options, are recognized in the financial statements based on their grant date fair value. The fair value of the Company’s stock-based awards, less estimated forfeitures, is amortized over the awards’ vesting periods on a straight-line basis if the awards have a service condition only. For awards that contain a performance condition, the fair value of these stock-based awards, less estimated forfeitures, is amortized over the awards’ vesting periods using the graded vesting method of expense attribution.

The fair value of each option award on the grant date was estimated using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield, expected stock price volatility, weighted average risk-free interest rate and weighted average expected life of the options. Under the accounting guidance on share-based payment, the Company’s expected volatility assumption used in the Black-Scholes option-pricing model was based exclusively on historical volatility and the expected life assumption was established based upon an analysis of historical option exercise behavior. The risk-free interest rate used in the Black-Scholes model was based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the Company’s expected term assumption. The Company has never declared or paid any cash dividends on the Class A Common Stock and has no current plans to pay cash dividends on the Class A Common Stock. The payment of any future cash dividends will be determined by the Company’s Board of Directors in light of conditions then existing, including the Company’s earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions, tax laws, certain corporate law requirements and various other factors. The fair value of each restricted stock unit award and deferred stock unit award was calculated using the closing price of the Company’s stock on the date of grant.

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

The evaluation of a tax position in accordance with the accounting guidance for uncertainty in income taxes is a two-step process. The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any litigation. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution.

Derivatives:

All derivatives, including foreign currency exchange contracts, are recognized in the Statements of Financial Position at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of underlying assets or liabilities through earnings or recognized in Accumulated other comprehensive earnings (loss) until the underlying hedged item is recognized in earnings. Any ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. Derivatives qualifying as hedges are included in the same section of the Consolidated Statements of Cash Flows as the underlying assets and liabilities being hedged. The Company’s hedging activities in 2008 through 2010 were made up of fair value hedges in which the changes in the fair value of the derivatives were offset against the changes in fair value of the underlying assets or liabilities through earnings.

Net Earnings Per Share:

Basic net earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the reported period. The calculation of diluted net earnings per share is similar to basic, except that the weighted average number of shares outstanding includes the additional dilution from potential common stock such as stock options and restricted stock units.

Accumulated Other Comprehensive (Loss) Earnings:

Accumulated other comprehensive (loss) earnings refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the U.S. are included in comprehensive earnings (loss) but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax. Lexmark’s Accumulated other comprehensive (loss) earnings is composed of deferred gains and losses related to pension or other postretirement benefits, foreign currency exchange rate adjustments, and net unrealized gains and losses on marketable securities including the non-credit loss component of OTTI beginning in 2009 based on the amended accounting guidance.

Subsequent Events:

The Company performs an evaluation of subsequent events through the date the financial statements are issued.

Recent Accounting Pronouncements:

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

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). The amendments in ASU 2010-20 require enhanced disclosures regarding the nature of credit risk in a company’s financing receivables and how that risk is analyzed. Disclosures required by ASU 2010-20 include credit quality indicators, non-accrual and past due information, and modifications of financing receivables. Sales-type and direct financing capital leases are in scope of the new requirements though trade accounts receivable that arose from the sale of goods or services and have contractual maturities of one year or less are specifically excluded. Under ASU 2010-20, end of period disclosures were effective for year-end 2010 and disclosures regarding activity will be effective starting in the first quarter of 2011. The amendments of ASU 2010-20 have no impact on the Company’s consolidated financial results as these changes relate only to disclosures. Because the Company’s financing receivables are not material to its Consolidated Statements of Financial Position, the disclosures required under ASU 2010-20 have been omitted from the Notes to Consolidated Financial Statements with the exception of certain accounting policy disclosures which describe how the Company assesses and monitors credit risk associated with its financing receivables.

In January, 2011, the FASB issued ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU 2011-01”). The amendments in ASU 2011-01 delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 until pending guidance for determining what constitutes a troubled debt restructuring is completed. The delay was effective upon issuance of ASU 2011-01.

Accounting Standards Issued But Not Yet Effective

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 contains amendments to the ASC that address how to determine whether a multiple-deliverable arrangement contains more than one unit of accounting and how to measure and allocate arrangement consideration to the separate units of accounting in the arrangement. The ASU removes the requirement that there be objective and reliable evidence of fair value of the undelivered item(s) in order to recognize the delivered item(s) as separate unit(s) of accounting. Under the amended guidance, the delivered item(s) will be considered separate units of accounting if both the delivered item(s) have value to the customer on a standalone basis and delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the vendor when the arrangement includes a general right of return relative to the delivered item. ASU 2009-13 eliminates the use of the residual method when measuring and allocating arrangement consideration to separate units of accounting. Under the amended guidance, arrangement consideration will be allocated at the inception of the arrangement to all deliverables on the basis of their relative selling price. When applying this method, an entity must adhere to the selling price hierarchy; that is, the selling price used for each deliverable will be based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if vendor-specific objective evidence is not available, or estimated selling price if neither VSOE nor TPE is available. The vendor’s best estimate of selling price is the price at which the vendor would transact if the deliverable were sold by the vendor regularly on a standalone basis and should take into consideration market conditions and entity-specific factors. ASU 2009-13 requires transition disclosures in the year of adoption and also expands ongoing disclosure requirements for multiple-deliverable arrangements, requiring qualitative and quantitative information about a vendor’s revenue arrangements, significant judgments made in applying the guidance, and changes in judgment or application of the guidance that may significantly affect the timing or amount of revenue recognition. The new guidance under the ASU must be applied either on a prospective basis to revenue arrangements entered into or materially modified in the year 2011 or on a retroactive basis. Early adoption is allowed under the transition guidance of the ASU.

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

The Company is in the final stages of assessing the financial and operational implications of ASU 2009-13. The Company enters into various types of multiple-element arrangements and, in many cases, used the residual method to allocate arrangement consideration under the existing guidance. The elimination of the residual method for nonsoftware deliverables and required use of the relative selling price method will result in the Company allocating any discount over all of the deliverables rather than recognizing the entire discount up front with the delivered items. This change is not expected to have a material impact on the Company’s financial results based on the preliminary analysis performed to date. The Company has developed a process that uses stand alone sales data or a cost plus methodology in order to determine best estimate of selling price for deliverables in which neither VSOE nor TPE is available. Lexmark also believes that the changes to software revenue guidance from ASU 2009-14 will not have a material impact to its financial statements today; however, the new guidance may be of greater importance to the Company in the future due to the integration of Perceptive Software and anticipated growth of its business. The Company plans to adopt the amendments of ASU 2009-13 and ASU 2009-14 on a prospective basis in the first quarter of 2011.

In April 2010, the FASB issued ASU No. 2010-13, Compensation — Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades (“ASU 2010-13”). ASU 2010-13 clarifies that employee share-based awards with an exercise price denominated in the currency of a market in which a substantial portion of the underlying equity trades would be eligible for equity classification even if the currency in which the underlying equity trades is different from the functional currency of the employer entity or payroll currency of the employee. The amendments will be effective for the Company in the first quarter of 2011 and must be applied by recording a cumulative-effect adjustment to opening balance retained earnings calculated for all awards outstanding. ASU 2010-13 confirms the Company’s current accounting practices and, therefore, has no impact to the financial statements.

The FASB also issued several accounting standards updates during 2010, not discussed above, that related to technical corrections of existing guidance or new guidance that is not meaningful to the Company’s current financial statements and disclosures.

Reclassifications:

Certain prior year amounts have been reclassified, if applicable, to conform to the current presentation. Reclassifications include the separate presentation of Goodwill and Intangible assets, net, formerly included in Other assets on the Consolidated Statements of Financial Position, due to increased levels of these assets in 2010 as well as adjustments to segment data disclosures driven by the changes in the Company’s reportable segments in 2010.

3.	FAIR VALUE

General

The accounting guidance for fair value measurements defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”), and requires disclosures about fair value measurements. The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As part of the framework for measuring fair value, the guidance establishes a hierarchy of inputs to valuation techniques used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

See Note 2 for information regarding recently issued fair value disclosure guidance by the Financial Accounting Standards Board (“FASB”) that has been incorporated into the Notes to the Consolidated Financial Statements.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Based on
		Quoted
		Prices in	Other
	Fair Value at	Active	Observable	Unobservable
	Dec. 31,	Markets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Government & agency debt securities	$306.8	$243.1	$63.7	$—
Corporate debt securities	483.7	21.5	459.4	2.8
Asset-backed and mortgage-backed securities	89.2	—	82.5	6.7

Total available-for-sale marketable securities — ST	879.7	264.6	605.6	9.5

Foreign currency derivatives (1)	4.2	—	4.2	—

Auction rate securities — municipal debt	14.5	—	—	14.5
Auction rate securities — preferred	3.5	—	—	3.5

Total available-for-sale marketable securities — LT	18.0	—	—	18.0

Total	$901.9	$264.6	$609.8	$27.5

(1)	Foreign currency derivative assets are included in Prepaid expenses and other current assets on the Consolidated Statements of Financial Position.

Refer to Note 18 for disclosure of derivative assets and liabilities on a gross basis.

Excluded from the 2010 tables above were financial instruments included in Cash and cash equivalents on the Consolidated Statements of Financial Position. Investments considered cash equivalents included approximately $132.7 million of money market funds, $63.1 million of U.S. government and agency securities and $12.3 million of corporate debt securities at December 31, 2010. The amortized cost of these investments closely approximates fair value in accordance with the Company’s accounting policy regarding cash equivalents. The fair value of these instruments is readily determinable using the methods described below for marketable securities or, in the case of money market funds, based on the fair value per share (unit) determined and published as the basis for current transactions.

For purposes of comparison, the following information relates to December 31, 2009.

		Based on
		Quoted
		Prices in	Other
	Fair Value at	Active	Observable	Unobservable
	Dec. 31,	Markets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Government & agency debt securities	$271.9	$261.6	$10.3	$—
Corporate debt securities	301.2	—	300.2	1.0
Asset-backed and mortgage-backed securities	100.1	—	97.7	2.4

Total available-for-sale marketable securities — ST	673.2	261.6	408.2	3.4

Foreign currency derivatives (1)	0.2	—	0.2	—

Auction rate securities — municipal debt	18.6	—	—	18.6
Auction rate securities — preferred	3.4	—	—	3.4

Total available-for-sale marketable securities — LT	22.0	—	—	22.0

Total	$695.4	$261.6	$408.4	$25.4

Liabilities measured at fair value on a recurring basis:
Foreign currency derivatives (2)	$0.3	$—	$0.3	$—

Total	$0.3	$—	$0.3	$—

(1)	Foreign currency derivative assets are included in Prepaid expenses and other current assets on the Consolidated Statements of Financial Position.

(2)	Foreign currency derivative liabilities are included in Accrued liabilities on the Consolidated Statements of Financial Position.

Refer to Note 18 for disclosure of derivative assets and liabilities on a gross basis.

Excluded from the table above were financial instruments included in Cash and cash equivalents on the Consolidated Statements of Financial Position. Investments considered cash equivalents included approximately $301.8 million of money market funds, $34.7 million of agency discount notes and $1.1 million of corporate debt securities at December 31, 2009. The amortized cost of these investments closely approximates fair value.

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the year ended December 31, 2010:

Twelve Months Ended,	Total Level 3	Corporate Debt	AB and MB	ARS - Muni Debt	ARS - Preferred
Dec. 31, 2010	Securities	Securities	Securities	Securities	Securities
Balance, beginning of period	$25.4	$1.0	$2.4	$18.6	$3.4
Realized and unrealized gains/(losses) included in earnings	(0.2)	—	(0.2)	—	—
Unrealized gains/(losses) included in OCI — OTTI securities	1.2	—	0.6	0.6	—
Unrealized gains/(losses) included in OCI — All other	0.1	—	0.2	(0.2)	0.1
Purchases	8.4	8.4	—	—	—
Sales and redemptions	(10.1)	(3.7)	(1.9)	(4.5)	—
Transfers in	11.1	5.1	6.0	—	—
Transfers out	(8.4)	(8.0)	(0.4)	—	—

Balance, end of period	$27.5	$2.8	$6.7	$14.5	$3.5

OCI = Other comprehensive income
AB = Asset-backed
MB = Mortgage-backed
ARS = Auction rate security

Realized and unrealized losses included in earnings during 2010 included $0.2 million of other-than-temporary impairments (“OTTI”) of Level 3 mortgage-backed securities that were held by the Company at December 31, 2010. OTTI is recorded in Net impairment losses on securities on the Consolidated Statements of Earnings. Sales and redemptions in 2010 include sales of Lehman Brothers debt securities in the third quarter, which resulted in no additional losses. The Company’s remaining investment in Lehman Brothers debt securities is valued at $0.5 million.

For purposes of comparison, the following tables present additional information about Level 3 assets measured at fair value on a recurring basis for the year ended December 31, 2009:

Twelve Months Ended,	Total Level 3	Corporate Debt	AB and MB	ARS - Muni Debt	ARS - Preferred
December 31, 2009	Securities	Securities	Securities	Securities	Securities
Balance, beginning of period	$26.1	$0.9	$0.5	$20.8	$3.9
Pre-tax cumulative effect adj — Retained Earnings	2.1	1.4	—	0.7	—
Pre-tax cumulative effect adj — Accum Other Comp Loss	(2.1)	(1.4)	—	(0.7)	—
Realized and unrealized gains/(losses) included in earnings	(2.9)	(1.2)	(0.3)	(1.4)	—
Unrealized gains/(losses) included in comprehensive income	1.0	1.7	0.2	(0.4)	(0.5)
Purchases, sales, issuances, and settlements, net	(1.5)	(0.4)	(0.7)	(0.4)	—
Transfers in and/or out of Level 3	2.7	—	2.7	—	—

Balance, end of period	$25.4	$1.0	$2.4	$18.6	$3.4

AB = Asset-backed
MB = Mortgage-backed
ARS = Auction rate security

See Note 7 to the Consolidated Financial Statements regarding the cumulative effect transition adjustment related to the FASB’s amended guidance for determining other-than-temporary impairment (“FASB OTTI guidance”).

Realized and unrealized losses of $2.9 million during 2009 were recognized in the Consolidated Statements of Earnings related to the Company’s Level 3 assets, nearly all of which related to assets still held at the balance sheet date. Of this amount, $2.7 million was recognized in Net impairment losses on securities and calculated in accordance with the new FASB OTTI guidance and $0.2 million was recognized in Other (income) expense, net in the first quarter of 2009 as determined under the prior OTTI guidance. The 2009 total is primarily driven by credit losses of $1.2 million related to Lehman Brothers debt securities and $1.4 million related to one of the Company’s municipal auction rate securities. It should be noted that all of the 2009 charges related to Lehman Brothers and $0.7 million of the 2009 charge related to the municipal auction rate security are recycled charges that were recognized in 2008 Net earnings and reversed through Retained earnings on April 1, 2009 in the transition adjustment required under the amended FASB OTTI guidance.

There were no purchases of Level 3 securities in 2009. The Purchases, sales, issuances, and settlements, net total relate to sales of various security types as indicated in the table above.

Transfers

2010

The Company transferred, on a gross basis, $51.6 million from Level 1 to Level 2 due to lower levels of market activity for certain U.S. agency debt securities noted during 2010. The fair values of the Company’s U.S. agency debt securities are generally categorized as Level 1 but may be downgraded based on the Company’s assessment of market activity for individual securities. The Company also transferred from Level 2 to Level 1, on a gross basis, $14.8 million of corporate debt securities due to trading volumes sufficient to indicate an active market for the securities as well as $1.7 million of U.S. agency debt securities due to the securities resuming higher levels of market activity during 2010.

Additionally, as indicated in the table above, the Company transferred, on a gross basis, $11.1 million of corporate debt and asset-backed securities from Level 2 to Level 3 during 2010. The Company has been unable to corroborate the consensus price of these securities with a sufficient level of observable market data to maintain Level 2 classification. The Company also transferred, on a gross basis, $8.4 million of corporate debt and mortgage-backed securities from Level 3 to Level 2 as the Company was able to obtain information demonstrating that the prices were observable in the market as of December 31, 2010.

2009

Net Transfers into Level 3 for 2009 were $2.7 million, made up of gross transfers in of $4.5 million offset partially by gross transfers out of $1.8 million. Level 3 transfer activity in 2009 was driven by asset-backed and mortgage-backed securities. The Company believed that a Level 3 classification was appropriate for these securities due to several reasons including a low number of inputs used in the consensus price default methodology and the use of unobservable inputs in certain fair value measurements.

Valuation Techniques

Marketable securities — general

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

Corporate debt securities

The corporate debt securities in which the Company is invested most often have multiple sources of pricing with relatively low dispersion and are valued using the consensus price method. The fair values of these securities are most often classified as Level 2. Certain of these securities, however, are classified as Level 3 because the Company was unable to corroborate the consensus price of these securities with a sufficient level of observable market data due to a low number of observed trades or pricing sources. In addition, certain corporate debt securities are classified as Level 1 due to trading volumes sufficient to indicate an active market for the securities.

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

Auction rate securities

The Company’s auction rate securities for which recent auctions were unsuccessful are made up of student loan revenue bonds valued at $9.0 million, municipal sewer and airport revenue bonds valued at $5.5 million, and auction rate preferred stock valued at $3.5 million at December 31, 2010. The Company’s auction rate securities for which recent auctions were unsuccessful were made up of student loan revenue bonds valued at $13.7 million, municipal sewer and airport revenue bonds valued at $4.9 million, and auction rate preferred stock valued at $3.4 million at December 31, 2009.

At December 31, 2010, the Company’s auction rate securities for which recent auctions were unsuccessful were valued using a discounted cash flow model based on the characteristics of the individual securities, which the Company believes yields the best estimate of fair value. The first step in the valuation included a credit analysis of the security which considered various factors including the credit quality of the issuer (and insurer if applicable), the instrument’s position within the capital structure of the issuing authority, and the composition of the authority’s assets including the effect of insurance and/or government guarantees. Next, the future cash flows of the instruments were projected based on certain assumptions regarding the auction rate market significant to the valuation including (1) the auction rate market will remain illiquid and auctions will continue to fail causing the interest rate to be the maximum applicable rate and (2) the securities will not be redeemed. These assumptions resulted in discounted cash flow analysis being performed through the legal maturities of most of the securities, ranging from July 2032 through January 2040, or in the case of the auction rate preferred stock, through the mandatory redemption date of December 2021. The projected cash flows were then discounted using the applicable yield curve plus a 250 basis point liquidity premium added to the applicable discount rate. Different assumptions were used for one of the Company’s municipal bonds due to the distressed financial conditions of both the issuer and the insurer. The fair value of this security was $2.2 million, and was primarily based on the expected recoveries that holders could realize from bankruptcy proceedings after a likely work out period of two years.

Derivatives

The Company employs a foreign currency risk management strategy that periodically utilizes derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. Fair values for the Company’s derivative financial instruments are based on pricing models or formulas using current market data. Variables used in the calculations include forward points and spot rates at the time of valuation. Because of the very short duration of the Company’s transactional hedges (three months or less) and minimal risk of nonperformance, the settlement price and exit price should approximate one another. At December 31, 2010 and 2009, all of the Company’s forward exchange contracts were designated as Level 2 measurements in the fair value hierarchy. Refer to Note 18 to the Consolidated Financial Statements for more information regarding the Company’s derivatives.

Senior notes

In May 2008, the Company issued $350 million of five-year fixed rate senior unsecured notes and $300 million of ten-year fixed rate senior unsecured notes.

At December 31, 2010, the fair values of the Company’s five-year and ten-year notes were estimated to be $373.1 million and $320.7 million, respectively, based on the prices the bonds have recently traded in the market as well as the overall market conditions on the date of valuation. The $693.8 million total fair value of the debt is not recorded on the Company’s Consolidated Statements of Financial Position and is therefore excluded from the 2010 fair value table above. The total carrying value of the senior notes, net of $0.9 million discount, was $649.1 million on the December 31, 2010 Consolidated Statements of Financial Position.

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

Refer to Note 13 to the Consolidated Financial Statements for additional information regarding the senior notes.

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

Refer to Note 17 to the Consolidated Financial Statements for disclosures regarding the fair value of plan assets.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis Subsequent to Initial Recognition

Effective January 1, 2009, the Company began applying the provisions of the fair value measurements guidance to its nonrecurring, nonfinancial measurements as discussed below. There were no material assets or liabilities measured at fair value on a nonrecurring basis subsequent to initial recognition during 2010.

2009

		Fair Value Measurements Using
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

4.	BUSINESS COMBINATIONS

Acquisition of Perceptive Software, Inc.

On June 7, 2010, the Company acquired all issued and outstanding stock of Perceptive Software, Inc. (“Perceptive Software”), a leading provider of ECM software and solutions, for $280 million in cash. The acquisition builds upon and strengthens Lexmark’s current industry-focused document workflow solutions and managed print services and enables the Company to immediately participate in the adjacent, growing market segment of ECM software solutions.

The following table summarizes the assets acquired and liabilities assumed as of the acquisition date.

Cash	$13.2
Trade receivables	26.2
Other assets	5.1
Property, plant, & equipment	3.5
Identifiable intangible assets	145.9
Deferred tax liability, net(*)	(51.0)
Accounts payable	(2.5)
Deferred revenue	(2.4)
Long-term debt	(3.1)
Other liabilities	(14.5)

Total identifiable net assets	120.4
Goodwill	159.6

Total purchase price	$280.0

(*)	Deferred tax liability, net primarily relates to purchased identifiable intangible assets and is shown net of deferred tax assets.

A change to the acquisition date value of the identifiable net assets during the measurement period (up to one year from the acquisition date) will affect the amount of the purchase price allocated to goodwill. Subsequent changes to the purchase price allocation will be adjusted retroactively if material to the consolidated financial results. The values above include measurement period adjustments recorded in 2010 subsequent to the acquisition affecting Other assets $2.5 million, Deferred tax liability, net $(5.2) million, Other liabilities $(2.3) million, and Goodwill $5.0 million in the preceding acquisition summary table. The measurement period adjustments were recorded based on information obtained subsequent to the acquisition related to certain income tax matters contemplated by the Company at the acquisition date.

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

	Fair Value	Weighted-Average
	Recognized	Useful Life
Intangible assets subject to amortization:
Customer relationships	$35.8	8.0 years
Non-compete agreements	1.6	3.0 years
Purchased technology	74.3	5.0 years

Total	$111.7	5.9 years

Intangible assets not subject to amortization:
In-process technology	1.9	*
Trade names and trademarks	32.3	N/A

Total	34.2

Total identifiable intangible assets	$145.9

*	Amortization to begin upon completion of the project

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

The Company assumed $3.1 million of long term debt in the acquisition. The debt was repaid in the second quarter of 2010 after the acquisition date and is included in Decrease in long term debt in the financing section of the Company’s Consolidated Statements of Cash Flows. There was no gain or loss recognized on the early extinguishment of long term debt.

Other liabilities of $14.5 million assumed in the transaction were made up mostly of accrued expenses, such as accrued payroll and related taxes, vacation, incentive compensation, and commissions. Certain of these liabilities are provisional by nature and could require measurement period adjustments in future periods. Although the amount of recognized contingent liabilities was insignificant, changes in facts and circumstances within the measurement period could also result in future adjustments to the purchase price allocation.

Goodwill of $159.6 million arising from the acquisition consisted largely of projected future revenue and profit growth, including benefits from Lexmark’s international structure and sales channels, and the synergies expected from combining the businesses. All of the goodwill was assigned to Perceptive Software, which remains a stand-alone business within the Company for purposes of segment reporting. None of the goodwill recognized is expected to be deductible for income tax purposes.

The acquisition of Perceptive Software is included in Purchases of companies net of cash acquired in the investing section of the Consolidated Statements of Cash Flows in the amount of $266.8 million, which is the total purchase price of $280 million net of cash acquired of $13.2 million. Of the total purchase price, $28 million has been placed in escrow for a period of 15 months from the date of acquisition to secure indemnification obligations of Perceptive Software and its former stockholders relating to the accuracy of representations and warranties and the satisfaction of covenants. The acquisition consideration held in escrow does not meet the definition of contingent consideration as provided under the accounting guidance for business combinations. The amount held in escrow was included in the acquisition accounting as part of the consideration transferred by the Company as representations and warranties were expected to be valid as of the acquisition date.

Although the acquisition did not include contingent consideration, certain executives of Perceptive Software will be eligible to receive performance-based incentive compensation, which is accounted for as post-combination expense as incurred.

Acquisition-related costs in the amount of $5.8 million were charged directly to operations and were included in Selling, general and administrative on the Consolidated Statements of Earnings. Acquisition-related costs include legal, advisory, valuation, accounting, and other fees incurred to effect the business combination.

Because Perceptive Software’s current levels of revenue and net earnings are not material to the Company’s Consolidated Statements of Earnings, supplemental pro forma revenue and net earnings disclosures have been omitted. Refer to Note 20 for Perceptive Software segment data.

Perceptive Software — Determinations of Fair Value

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

Other Acquisitions

On March 29, 2010 the Company acquired certain assets and rights of a privately held company for $6.7 million cash consideration. The acquired group consisted mostly of technology and other related assets and processes to be utilized in the Company’s ISS segment.

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

The October 2009 Restructuring Plan is expected to impact about 770 positions worldwide. Total pre-tax charges of approximately $70 million are expected for the October 2009 Restructuring Plan with $68 million of total charges incurred to date. Approximately $2 million of remaining charges are expected to be incurred in 2011. The Company expects the total cash cost of the October 2009 Restructuring Plan to be approximately $60 million.

The Company expects to incur total charges related to the October 2009 Restructuring Plan of approximately $56.3 million in ISS and approximately $13.7 million in All other.

Impact to 2010 and 2009 Financial Results

For the years ended December 31, 2010 and 2009, the Company incurred charges for the October 2009 Restructuring Plan as follows:

	2010	2009
Accelerated depreciation charges	$3.5	$6.2
Employee termination benefit charges	1.5	52.4
Contract termination and lease charges	3.4	1.0

Total restructuring-related charges	$8.4	$59.6

Accelerated depreciation charges for the October 2009 Restructuring Plan and all of the other restructuring plans were determined in accordance with FASB guidance on accounting for the impairment or disposal of long-lived assets. For the year ended December 31, 2010, the Company incurred $1.7 million of accelerated depreciation charges in Cost of revenue, and $1.8 million are included in Selling, general and administrative on the Consolidated Statements of Earnings.

Employee termination benefit charges and contract termination and lease charges for the October 2009 Restructuring Plan and all of the other restructuring plans were recorded in accordance with FASB guidance on employers’ accounting for postemployment benefits and guidance on accounting for costs associated with exit or disposal activities, as appropriate. For the years ended December 31, 2010 and 2009, employee termination benefit charges, which include severance, medical and other benefits, and contract termination and lease charges are included in Restructuring and related charges on the Consolidated Statements of Earnings.

For the year ended December 31, 2010, the Company incurred restructuring-related charges of $6.4 million in ISS and $2.0 million in All other.

For the year ended December 31, 2009, the Company incurred restructuring-related charges of $47.9 million in ISS and $11.7 million in All other.

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits and contract termination and lease charges in connection with the October 2009 Restructuring Plan. Of the total $25.3 million restructuring liability, $20.7 million is included in Accrued liabilities and $4.6 million is included in Other liabilities on the Company’s Consolidated Statements of Financial Position.

	Employee	Contract
	Termination	Termination &
	Benefits	Lease Charges	Total
Balance at January 1, 2009	$—	$—	$—
Costs incurred	51.5	1.0	52.5
Payments & Other (1)	(1.5)	—	(1.5)
Reversals (2)	(0.1)	—	(0.1)

Balance at December 31, 2009	49.9	1.0	50.9
Costs incurred	6.2	4.9	11.1
Payments & Other (1)	(27.3)	(3.4)	(30.7)
Reversals (2)	(4.6)	(1.4)	(6.0)

Balance at December 31, 2010	$24.2	$1.1	$25.3

(1)	Other consists of changes in the liability balance due to foreign currency translations.

(2)	Reversals due to changes in estimates for employee termination benefits.

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

Impact to 2010, 2009 and 2008 Financial Results

For the years ended December 31, 2010, 2009 and 2008, the Company incurred charges (reversals) for the Company’s Other Restructuring Actions as follows:

	2010	2009	2008
Accelerated depreciation charges	$2.4	$35.3	$35.3
Employee termination benefit charges (reversals)	(1.6)	16.8	21.0
Contract termination and lease charges (reversals)	(0.9)	0.4	5.8

Total restructuring-related charges (reversals)	$(0.1)	$52.5	$62.1

For the year ended December 31, 2010, accelerated depreciation charges are included in Cost of revenue on the Consolidated Statements of Earnings. For the years ended December 31, 2009 and 2008, accelerated depreciation charges of $35.2 million and $27.2 million, respectively, are included in Cost of revenue, and $0.1 million and $8.1 million, respectively, are included in Selling, general and administrative on the Consolidated Statements of Earnings.

For the years ended December 31, 2010, 2009 and 2008, Employee termination benefit charges (reversals) and contract termination and lease charges (reversals) are included in Restructuring and related charges on the Consolidated Statements of Earnings.

For the year ended December 31, 2010, the $0.9 million reversal for contract termination and lease charges is due to the Company’s decision to reuse a leased building that had earlier been vacated as a result of restructuring actions. The $1.6 million reversal for employee termination benefit charges is due primarily to revisions in assumptions.

In 2008, the Company sold one of its inkjet supplies manufacturing facilities in Juarez, Mexico for $4.6 million and recognized a $1.1 million pre-tax gain on the sale that is included in Selling, general and administrative on the Consolidated Statements of Earnings.

For the years ended December 31, 2010, 2009 and 2008, the Company incurred restructuring-related charges (reversals) in the Company’s segments as follows:

	2010	2009	2008
ISS	$1.1	$45.7	$42.8
All other	(1.2)	6.8	19.3

Total charges	$(0.1)	$52.5	$62.1

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits and contract termination and lease charges in connection with the Company’s Other Restructuring Actions.

The liability is included in Accrued liabilities on the Company’s Consolidated Statements of Financial Position.

	Employee	Contract
	Termination	Termination &
	Benefits	Lease Charges	Total
Balance at January 1, 2009	$33.4	$5.9	$39.3
Costs incurred	20.1	0.4	20.5
Payments & Other (1)	(30.4)	(3.9)	(34.3)
Reversals (2)	(4.1)	—	(4.1)

Balance at December 31, 2009	19.0	2.4	21.4
Costs incurred	0.5	—	0.5
Payments & Other (1)	(14.9)	(1.5)	(16.4)
Reversals (2)	(2.3)	(0.9)	(3.2)

Balance at December 31, 2010	$2.3	$—	$2.3

(1)	Other consists of changes in the liability balance due to foreign currency translations.

(2)	Reversals due to changes in estimates for employee termination benefits.

6.	STOCK-BASED COMPENSATION

Lexmark has various stock incentive plans to encourage employees and nonemployee directors to remain with the Company and to more closely align their interests with those of the Company’s stockholders. As of December 31, 2010, awards under the programs consisted of stock options, restricted stock units (“RSUs”) and deferred stock units (“DSUs”). The Company currently issues the majority of shares related to its stock incentive plans from the Company’s authorized and unissued shares of Class A Common Stock. Approximately 49.3 million shares of Class A Common Stock have been authorized for these stock incentive plans.

For the years ended December 31, 2010, 2009 and 2008, the Company incurred pre-tax stock-based compensation expense of $19.4 million, $20.7 million, and $32.8 million, respectively, in the Consolidated Statements of Earnings.

The following table presents a breakout of the stock-based compensation expense recognized for the years ended December 31:

	2010	2009	2008
Cost of revenue	$2.1	$1.3	$2.8
Research and development	3.8	3.1	5.1
Selling, general and administrative	13.5	16.3	24.9

Stock-based compensation expense before income taxes	19.4	20.7	32.8
Income tax benefit	(7.4)	(6.9)	(12.2)

Stock-based compensation expense after income taxes	$12.0	$13.8	$20.6

Stock Options

Generally, options expire ten years from the date of grant. Options granted during 2010, 2009 and 2008 vest in approximately equal annual installments over a three to four year period based upon continued employment or service on the Board of Directors.

During 2009, the Company granted a total of 559,000 performance-based stock options to a small number of senior managers. The terms of the award require satisfaction of both a performance condition and a service condition for the award recipient to become vested in the stock option. The performance measure selected for the award is free operating cash flow over four consecutive quarters. As of December 31, 2009 the performance goal has been achieved and the stock options will become vested and exercisable upon satisfaction of the service condition 34% at year 2, 33% at year 4 and 33% at year 6. The Company did not grant performance-based stock options in 2010.

For the year ended December 31, 2010, 2009 and 2008, the weighted average fair value of options granted were $14.18, $6.18 and $11.23, respectively. The fair value of each option award on the grant date was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2010	2009	2008
Expected dividend yield	—	—	—
Expected stock price volatility	41%	35%	33%
Weighted average risk-free interest rate	1.3%	2.1%	3.0%
Weighted average expected life of options (years)	5.1	5.6	4.9

A summary of the status of the Company’s stock-based compensation plans as of December 31, 2010, 2009 and 2008, and changes during the years then ended is presented below:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Options	Price	Contractual	Value
	(In Millions)	(Per Share)	Life (Years)	(In millions)
Outstanding at December 31, 2007	11.2	$67.82	4.9	$2.2
Granted	0.6	32.89
Exercised	(0.2)	23.25
Forfeited or canceled	(1.1)	70.42

Outstanding at December 31, 2008	10.5	$66.16	4.3	$—
Granted	0.6	17.12
Exercised	0.0	—
Forfeited or canceled	(1.5)	65.15

Outstanding at December 31, 2009	9.6	$63.46	4.0	$5.0
Granted	0.0	37.71
Exercised	(0.0)	34.62
Forfeited or canceled	(1.3)	90.58

Outstanding at December 31, 2010	8.3	$59.02	3.5	$11.0

Exercisable at December 31, 2008	9.2	$68.14	3.8	$—

Exercisable at December 31, 2009	8.5	$67.92	3.4	$—

Exercisable at December 31, 2010	7.5	$62.95	3.0	$0.7

For the year ended December 31, 2010, the total intrinsic value of options exercised was $0.2 million. There were no options exercised during 2009. For the year ended December 31, 2008, the total intrinsic value of options exercised was $1.8 million. As of December 31, 2010, the Company had $3.4 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested stock options that will be recognized over the weighted average period of 1.8 years.

Restricted Stock and Deferred Stock Units

Lexmark has granted RSUs with various vesting periods and generally these awards vest based upon continued service with the Company or continued service on the Board of Directors. As of December 31, 2010, the Company has issued DSUs to certain members of management who elected to defer all or a portion of their annual bonus into such units and to certain nonemployee directors who elected to defer all or a portion of their annual retainer, chair retainer and/or meeting fees into such units. These DSUs are

100% vested when issued. The Company has also issued supplemental DSUs to certain members of management upon the election to defer all or a portion of an annual bonus into DSUs. These supplemental DSUs vest at the end of five years based upon continued employment with the Company. The cost of the RSUs and supplemental DSUs, generally determined to be the fair market value of the shares at the date of grant, is charged to compensation expense ratably over the vesting period of the award.

During 2010 a certain number of senior managers of the Company were also granted additional RSU awards having performance conditions, which could range from 124,925 RSUs to 374,775 RSUs depending on the level of achievement. The expense for these awards was accrued at the maximum level. The performance measure selected to indicate the level of achievement was free operating cash flow, defined as net cash flow provided by operating activities less net cash outflows for property plant and equipment and acquisitions. The performance period ended on December 31, 2010 and, as of that date, the maximum level of the performance condition had been satisfied though the awards were pending Board approval. The table below includes the awards at the target level of 249,850 RSUs. If the maximum level of the performance award had been included, the Weighted Average Grant Date Fair Value per share would have been $34.07 for RSUs and DSUs granted during 2010 and $31.60 for RSUs and DSUs outstanding at December 31, 2010. If the maximum level of performance awards had been included, the Aggregate Intrinsic Value in millions would have been $76.8 for RSUs and DSUs outstanding at December 31, 2010. A smaller number of other performance awards were also granted in 2010. The expense for these awards was recognized in 2010 based on the Company’s best estimate of achievement levels.

During 2009 a certain number of senior managers of the Company were also granted additional RSU awards having a performance condition, which could range from 78,339 RSUs to 235,014 RSUs depending on the level of achievement. The performance measure selected to indicate the level of achievement was return on net assets minus cash and marketable securities. The performance period ended on December 31, 2009 and the awards were cancelled since the minimum level of the performance condition was not satisfied.

A summary of the status of the Company’s RSU and DSU grants as of December 31, 2010, 2009, and 2008, and changes during the years then ended is presented below:

		Weighted
		Average	Weighted
		Grant	Average	Aggregate
		Date Fair	Remaining	Intrinsic
	Units	Value	Contractual	Value
	(In millions)	(Per Share)	Life (Years)	(In millions)
RSUs and DSUs at December 31, 2007	1.2	$53.79	2.6	$42.6
Granted	0.6	33.21
Vested	(0.2)	51.97
Forfeited or canceled	(0.1)	52.48

RSUs and DSUs at December 31, 2008	1.5	$45.84	2.3	$39.7
Granted	0.8	18.94
Vested	(0.4)	54.12
Forfeited or canceled	(0.2)	41.53

RSUs and DSUs at December 31, 2009	1.7	$32.41	2.2	$44.5
Granted	1.0	34.20
Vested	(0.4)	34.24
Forfeited or canceled	(0.2)	21.27

RSUs and DSUs at December 31, 2010	2.1	$31.51	2.1	$72.5

For the years ended December 31, 2010, 2009 and 2008, the total fair value of RSUs and DSUs that vested was $15.0 million, $8.1 million, and $8.4 million, respectively. As of December 31, 2010, the

Company had $32.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to RSUs and DSUs that will be recognized over the weighted average period of 3.2 years.

7.	MARKETABLE SECURITIES

The Company evaluates its marketable securities in accordance with authoritative guidance on accounting for investments in debt and equity securities, and has determined that all of its investments in marketable securities should be classified as available-for-sale and reported at fair value, with unrealized gains and losses recorded in Accumulated other comprehensive loss. At December 31, 2010, the Company’s marketable securities portfolio consisted of asset-backed and mortgage-backed securities, corporate debt securities, preferred and municipal debt securities, government and agency debt securities, and auction rate securities. The fair values of the Company’s available-for-sale marketable securities are based on quoted market prices or other observable market data, discount cash flow analyses, or in some cases, the Company’s amortized cost which approximates fair value.

As of December 31, 2010, the Company’s available-for-sale Marketable securities had gross unrealized gains and losses of $4.6 million and $3.7 million, respectively, and consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Auction rate securities — municipal debt	$15.7	$0.7	$(1.9)	$14.5
Corporate debt securities	494.0	2.7	(0.7)	496.0
Gov’t and agency debt securities	369.6	0.5	(0.2)	369.9
Asset-backed and mortgage-backed securities	88.9	0.7	(0.4)	89.2

Total debt securities	968.2	4.6	(3.2)	969.6
Auction rate securities — preferred	4.0	—	(0.5)	3.5

Total security investments	972.2	4.6	(3.7)	973.1
Cash equivalents	(75.4)	—	—	(75.4)

Total marketable securities	$896.8	$4.6	$(3.7)	$897.7

At December 31, 2009, the Company’s available-for-sale Marketable securities consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Auction rate securities — municipal debt	$20.3	$—	$(1.7)	$18.6
Corporate debt securities	301.6	1.3	(0.6)	302.3
Gov’t and agency debt securities	305.8	0.9	(0.1)	306.6
Asset-backed and mortgage-backed securities	100.2	1.3	(1.4)	100.1

Total debt securities	727.9	3.5	(3.8)	727.6
Auction rate securities — preferred	4.0	—	(0.6)	3.4

Total security investments	731.9	3.5	(4.4)	731.0
Cash equivalents	(35.8)	—	—	(35.8)

Total marketable securities	$696.1	$3.5	$(4.4)	$695.2

Although contractual maturities of the Company’s investment in debt securities may be greater than one year, the majority of investments are classified as Current assets in the Consolidated Statements of Financial Position due to the Company’s ability to use these investments for current liquidity needs if required. As of December 31, 2010 and 2009, auction rate securities of $18.0 million and $22.0 million, respectively, are classified in noncurrent assets due to the fact that the securities have experienced unsuccessful auctions and that poor debt market conditions have reduced the likelihood that the securities will successfully auction within the next 12 months. The contractual maturities of the Company’s available-for-sale marketable securities noted above are shown below. Expected maturities may differ from contractual maturities for certain securities that allow for call or prepayment provisions.

	2010		2009
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

Due in less than one year	$279.9	$280.2	$278.9	$279.4
Due in 1-5 years	645.5	647.5	382.6	383.6
Due after 5 years	46.8	45.4	70.4	68.0

Total available-for-sale marketable securities	$972.2	$973.1	$731.9	$731.0

For the twelve months ended December 31, 2010, proceeds from the sales and maturities of the Company’s available-for-sale marketable securities were $957.5 million and $174.8 million, respectively. For the twelve months ended December 31, 2009, proceeds from the sales and maturities of the Company’s available-for-sale marketable securities were $215.0 million and $679.7 million, respectively. The Company uses the specific identification method when accounting for the costs of its available-for-sale marketable securities sold.

For the year ended December 31, 2010, the Company recognized $2.9 million in net gains on its marketable securities of which $3.2 million is net realized gains included in Other (income) expense, net on the Consolidated Statements of Earnings, and $0.3 million is recognized as other-than-temporary impairment due to credit related losses and is included in Net impairment losses on securities on the Consolidated Statements of Earnings.

For the year ended December 31, 2009, the Company recognized $2.7 million in net losses on its marketable securities of which $0.4 million was net realized gains included in Other (income) expense, net on the Consolidated Statements of Earnings, and $3.1 million was recognized as other-than-temporary impairment due to credit related losses and is included in Net impairment losses on securities on the Consolidated Statements of Earnings. The $0.4 million net realized gain included a $0.2 million loss recognized in earnings as other-than-temporary impairment in the first quarter of 2009. The $0.2 million loss was included in Other (income) expense, net on the Consolidated Statements of Earnings as the Company did not adopt the provisions of the amended FASB guidance on recognition and presentation of other-than-temporary impairments until April 1, 2009 as permitted by the guidance. See discussion further below on the Company’s adoption of this guidance.

For the year ended December 31, 2008, the Company recognized $7.9 million in net losses on its marketable securities of which $7.3 million was recognized as other-than-temporary impairment and $0.6 million was net realized losses. The $7.9 million net loss is included in Other (income) expense, net on the Consolidated Statements of Earnings.

Impairment

On April 1, 2009, the Company adopted the amended FASB guidance on the recognition and presentation of OTTI, which requires that credit related other-than-temporary impairment on debt securities be recognized in earnings while noncredit related other-than-temporary impairment of debt securities not expected to be sold be recognized in other comprehensive income.

For the year ended December 31, 2010, the following table provides a summary of the total other-than-temporary impairment losses incurred, the portion recognized in Accumulated other comprehensive loss for the noncredit portion of other-than-temporary impairment, and the net credit losses recognized in Net impairment losses on securities on the Consolidated Statements of Earnings:

	2010	2009
Total other-than-temporary impairment losses on securities	$0.1	$4.6
Portion of loss recognized in other comprehensive income, before tax	0.2	(1.5)

Net impairment losses on securities	$0.3	$3.1

The $0.3 million credit loss in 2010 is made up of other-than-temporary impairment related to certain asset-backed and mortgage-backed securities.

The $3.1 million credit loss in 2009 is made up of $0.6 million for other-than-temporary impairment related to asset-backed and mortgage-backed securities, $1.2 million for other-than-temporary impairment related to certain distressed corporate debt securities, and $1.3 million for other-than-temporary impairment related to certain auction rate securities.

The following table presents the amounts recognized in earnings for other-than-temporary impairments related to credit losses for which a portion of total other-than-temporary impairment was recognized in other comprehensive income:

Beginning balance of amounts related to credit losses, January 1, 2009	$—
Credit losses on debt securities for which OTTI was not previously recognized	1.2
Additional credit losses on debt securities for which OTTI was previously recognized	1.9

Ending balance of amounts related to credit losses, December 31, 2009	$3.1
Credit losses on debt securities for which OTTI was not previously recognized	—
Additional credit losses on debt securities for which OTTI was previously recognized	0.3
Reductions for securities sold in the period for which OTTI was previously recognized	(0.7)

Ending balance of amounts related to credit losses, December 31, 2010	$2.7

The following table provides information, at December 31, 2010, about the Company’s marketable securities with gross unrealized losses for which no other-than-temporary impairment has been incurred, and the length of time that individual securities have been in a continuous unrealized loss position. The gross unrealized loss of $3.6 million, pre-tax, is recognized in accumulated other comprehensive income:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Auction rate securities	$—	$—	$15.9	$(2.4)	$15.9	$(2.4)
Corporate debt securities	183.7	(0.6)	5.4	—	189.1	(0.6)
Asset-backed and mortgage-backed securities	30.9	(0.2)	3.8	(0.2)	34.7	(0.4)
Government and Agency	163.4	(0.2)	—	—	163.4	(0.2)

Total	$378.0	$(1.0)	$25.1	$(2.6)	$403.1	$(3.6)

The following table provides information, at December 31, 2010, about the Company’s marketable securities with gross unrealized losses for which other-than-temporary impairment has been incurred, and the length of time that individual securities have been in a continuous unrealized loss position. The gross unrealized loss of $0.1 million, pre-tax, is recognized in accumulated other comprehensive income:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Corporate debt securities	$—	$—	$0.1	$(0.1)	$0.1	$(0.1)
Asset-backed and mortgage-backed securities	—	—	0.2	—	0.2	—

Total	$—	$—	$0.3	$(0.1)	$0.3	$(0.1)

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

Corporate debt securities

Unrealized losses on the Company’s corporate debt securities are attributable to current economic conditions and are not due to credit quality. Because the Company does not intend to sell and will not be required to sell the securities before recovery of their net book values, which may be at maturity, the

Company does not consider securities in its corporate debt portfolio to be other-than-temporarily impaired at December 31, 2010.

Asset-backed and mortgage-backed securities

Credit losses for the asset-backed and mortgage-backed securities are derived by examining the significant drivers that affect loan performance such as pre-payment speeds, default rates, and current loan status. These drivers are used to apply specific assumptions to each security and are further divided in order to separate the underlying collateral into distinct groups based on loan performance characteristics. For instance, more weight is placed on higher risk categories such as collateral that exhibits higher than normal default rates, those loans originated in high risk states where home appreciation has suffered the most severe correction, and those loans which exhibit longer delinquency rates. Based on these characteristics, collateral-specific assumptions are applied to build a model to project future cash flows expected to be collected. These cash flows are then discounted at the current yield used to accrete the beneficial interest, which approximates the effective interest rate implicit in the bond at the date of acquisition for those securities purchased at par. The unrealized losses on the Company’s remaining asset-backed and mortgage-backed securities are due to constraints in market liquidity for certain portions of these sectors in which the Company has investments, and are not due to credit quality. Because the Company does not intend to sell the securities before recovery of their net book values, the Company does not consider the remainder of its asset-backed and mortgage-backed debt portfolio to be other-than-temporarily impaired at December 31, 2010.

Government and Agency securities

The unrealized losses on the Company’s investments in government and agency securities are the result of interest rate effects. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their net book values, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2010.

8.	TRADE RECEIVABLES

The Company’s trade receivables are reported in the Consolidated Statements of Financial Position net of allowances for doubtful accounts and product returns. Trade receivables consisted of the following at December 31:

	2010	2009

Gross trade receivables	$512.4	$458.6
Allowances	(32.8)	(33.7)

Trade receivables, net	$479.6	$424.9

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

In October 2010, the agreement was amended by extending the term of the facility to September 30, 2011 and increasing the maximum capital availability under the trade receivables facility from $100 million to $125 million. As of December 31, 2010 and December 31, 2009, there were no secured borrowings under the facility.

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

Expenses incurred under this program totaled $0.6 million, $0.4 million, and $0.3 million in 2010, 2009 and 2008 respectively. The expenses are primarily included in Interest (income) expense, net on the Consolidated Statements of Earnings in 2010 and 2008. In 2009, the expenses are primarily included in Other (income) expense, net on the Consolidated Statements of Earnings.

9.	INVENTORIES

Inventories consisted of the following at December 31:

	2010	2009

Work in process	$61.6	$67.9
Finished goods	304.5	289.4

Inventories	$366.1	$357.3

10.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31:

	Useful Lives
	(Years)	2010	2009

Land and improvements	20	$33.7	$34.0
Buildings and improvements	10-35	548.0	537.2
Machinery and equipment	2-10	860.8	897.7
Information systems	3-4	111.0	124.6
Internal-use software	3-5	410.1	332.3
Leased products	2-6	77.0	53.5
Furniture and other	7	58.2	56.6

		2,098.8	2,035.9
Accumulated depreciation		(1,194.0)	(1,121.0)

Property, plant and equipment, net		$904.8	$914.9

Depreciation expense was $181.0 million, $209.1 million, and $203.2 million in 2010, 2009 and 2008, respectively.

Leased products refers to hardware leased by Lexmark to certain customers as part of the Company’s ISS operations. The cost of the hardware is amortized over the life of the contracts, which have been classified as operating leases based on the terms of the arrangements. The accumulated depreciation related to the Company’s leased products was $43.2 million and $27.8 million at year-end 2010 and 2009, respectively.

The Company accounts for its internal-use software, an intangible asset by nature, in Property, plant and equipment, net on the Consolidated Statements of Financial Position. The net carrying amounts of internal-use software at December 31, 2010 and 2009 were $227.9 million and $183.9 million, respectively. The year-to-date increase was driven by capital expenditures related to the new global enterprise resource planning system that the Company is in the process of implementing. The following table summarizes the estimated future amortization expense for internal-use software currently being amortized.

Fiscal year:

2011	$49.1
2012	39.3
2013	33.4
2014	26.0
2015	8.4
Thereafter	—

Total	$156.2

The table above does not include future amortization expense for internal-use software that is not currently being amortized because the assets are not ready for their intended use.

Accelerated depreciation and disposal of long-lived assets

The Company’s restructuring actions have resulted in shortened estimated useful lives of certain machinery and equipment and buildings and subsequent disposal of machinery and equipment no longer in use. Refer to Note 5 to the Consolidated Financial Statements for a discussion of these actions and the impact on earnings.

Long-lived assets held for sale

Related to the April 2009 restructuring plan, the Company’s inkjet cartridge manufacturing facility in Juarez, Mexico qualified as held for sale in the first quarter of 2010. The asset is included in Property, plant and equipment, net on the Consolidated Statements of Financial Position at December 31, 2010 at the lower of its carrying amount or fair value less costs to sell in accordance with guidance on accounting for the impairment or disposal of long-lived assets. The carrying value of the building and land held for sale was approximately $3 million at December 31, 2010. It is estimated that the fair value of the site is in the range of $3 million to $4 million based on an average of the fair values calculated under the income approach and market approach. The income approach was based on a hypothetical leasing arrangement which considered regional rental market price per square foot and customary lease term assumptions. The market approach was based on adjusted prices for sales of realty considered comparable to the site. There were no fair value adjustments recorded in 2010 related to the site held for sale.

Related to the 2007 restructuring plan, the Company’s Orleans, France facility qualified as held for sale in the second quarter of 2009. The asset is included in Property, plant and equipment, net on the Consolidated Statements of Financial Position at the lower of its carrying amount or fair value less costs to sell in accordance with guidance on accounting for the impairment or disposal of long-lived assets. The carrying value of the building and land held for sale was approximately $7 million at December 31, 2010. The fair value of the site is estimated to be in the range of $7 million to $8 million based on non-binding price quotes from a market participant and considering the highest and best use of the asset for sale. A letter of commitment was signed in the first quarter of 2010 obligating the potential buyer to 10% of the $7 million sale price. The Company believes it will complete the sale of the facility in 2011. There were no fair value adjustments recorded in 2010 related to the site held for sale.

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

11.	GOODWILL AND INTANGIBLE ASSETS

Disclosures regarding goodwill and intangible assets have been omitted in prior years as the balances were considered immaterial to the Company’s consolidated financial results. The Company is providing these disclosures due to the increased levels of such assets, which were driven primarily by the acquisition of Perceptive Software in the second quarter of 2010 as discussed in Note 4.

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for each reportable segment and in total during 2010.

		Perceptive
For the twelve months ended December 31, 2010	ISS	Software	Total

Beginning balance	$23.7	$—	$23.7
Goodwill acquired during the period	1.8	159.6	161.4
Foreign currency translation	—	—	—

Ending balance	$25.5	$159.6	$185.1

The Company has recorded $159.6 million of goodwill related to the acquisition of Perceptive Software in 2010, including the $5.0 million net impact of measurement period adjustments recorded subsequent to the acquisition related to income taxes. Refer to Note 4 for additional details regarding business combinations occurring in 2010. The Company does not have any accumulated impairment charges as of December 31, 2010.

For purposes of comparison, the following table summarizes the changes in the carrying amount of goodwill for each reportable segment and in total during 2009.

		Perceptive
For the twelve months ended December 31, 2009	ISS	Software	Total

Beginning balance	$12.9	$—	$12.9
Goodwill acquired during the period	8.7	—	8.7
Foreign currency translation	2.1	—	2.1

Ending balance	$23.7	$—	$23.7

The goodwill acquired in the table above was related to the Company’s single business combination occurring in 2009 described previously in Note 4.

Intangible Assets

The following table summarizes the gross carrying amounts and accumulated amortization of the Company’s intangible assets.

	December 31, 2010			December 31, 2009
		Accum			Accum
	Gross	Amort	Net	Gross	Amort	Net

Intangible assets subject to amortization:
Customer relationships	$41.8	$(4.0)	$37.8	$6.4	$(0.9)	$5.5
Non-compete agreements	1.7	(0.4)	1.3	—	—	—
Technology and patents	99.8	(17.8)	82.0	20.8	(6.5)	14.3

Total	143.3	(22.2)	121.1	27.2	(7.4)	19.8
Intangible assets not subject to amortization:
In-process technology	1.9	—	1.9	—	—	—
Trade names and trademarks	32.3	—	32.3	—	—	—

Total	34.2	—	34.2	—	—	—
Total identifiable intangible assets	$177.5	$(22.2)	$155.3	$27.2	$(7.4)	$19.8

Intangible assets acquired in a transaction accounted for as a business combination are initially recognized at fair value. Intangible assets acquired in a transaction accounted for as an asset acquisition are initially recognized at cost. Of the $177.5 million gross carrying amount, $156.7 million were acquired in transactions accounted for as business combinations and $20.8 million were acquired in transactions accounted for as asset acquisitions. The year-to-date increases in the intangible assets above were driven by business combinations discussed in Note 4.

Amortization expense related to intangible assets was $14.9 million and $3.2 million for 2010 and 2009, respectively. Amortization of Perceptive Software intangible assets was approximately 78% of 2010 amortization expense. The following table summarizes the estimated future amortization expense for intangible assets that are currently being amortized.

Fiscal year:

2011	$22.5
2012	22.6
2013	22.3
2014	22.0
2015	13.4
Thereafter	18.3

Total	$121.1

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

The Company accounts for its internal-use software, an intangible asset by nature, in Property, plant and equipment, net on the Consolidated Statement of Financial Position. Refer to Note 10 for disclosures regarding internal-use software.

12.	ACCRUED LIABILITIES AND OTHER LIABILITIES

Accrued liabilities, in the current liabilities section of the balance sheet, consisted of the following at December 31:

	2010	2009

Compensation	$157.0	$111.8
Deferred revenue	143.0	119.7
Copyright fees	64.8	69.9
Marketing programs	64.8	69.8
Other	281.4	310.5

Accrued liabilities	$711.0	$681.7

Changes in the Company’s warranty liability for standard warranties and deferred revenue for extended warranties, are presented in the tables below:

Warranty Liability:

	2010	2009

Balance at January 1	$46.6	$50.9
Accruals for warranties issued	93.9	84.1
Accruals related to pre-existing warranties (including changes in estimates)	(5.0)	4.4
Settlements made (in cash or in kind)	(83.3)	(92.8)

Balance at December 31	$52.2	$46.6

Deferred service revenue:

	2010	2009

Balance at January 1	$195.9	$203.7
Revenue deferred for new extended warranty contracts	90.2	80.6
Revenue recognized	(100.4)	(88.4)

Balance at December 31	$185.7	$195.9

Current portion	90.8	82.9
Non-current portion	94.9	113.0

Balance at December 31	$185.7	$195.9

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

Other liabilities, in the noncurrent liabilities section of the balance sheet, consisted of the following at December 31:

	2010	2009

Pension/Postretirement	$214.8	$219.3
Deferred revenue	107.2	119.9
Other	93.5	160.7

Other liabilities	$415.5	$499.9

13.	DEBT

Senior Notes — Long-term Debt and Current Portion of Long-term Debt

In May 2008, the Company repaid its $150 million principal amount of 6.75% senior notes that were due on May 15, 2008. Additionally, in May 2008, the Company completed a public debt offering of $650 million aggregate principal amount of fixed rate senior unsecured notes. The notes are split into two tranches of five- and ten-year notes respectively. The five-year notes with an aggregate principal amount of $350 million and 5.9% coupon were priced at 99.83% to have an effective yield to maturity of 5.939% and will mature June 1, 2013 (referred to as the “2013 senior notes”). The ten-year notes with an aggregate principal amount of $300 million and 6.65% coupon were priced at 99.73% to have an effective yield to maturity of 6.687% and will mature June 1, 2018 (referred to as the “2018 senior notes”). At December 31, 2010, the outstanding balance was $649.1 million (net of unamortized discount of $0.9 million). At December 31, 2009, the outstanding balance was $648.9 million (net of unamortized discount of $1.1 million).

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

Credit Facility

Effective August 17, 2009, Lexmark entered into a $275 million 3-year senior, unsecured, multicurrency revolving credit facility that includes the availability of swingline loans and multicurrency letters of credit (the “New Facility”). Under the New Facility, the Company may borrow in U.S. dollars, euros, British pounds sterling and Japanese yen. The New Facility replaced the Company’s $300 million 5-year multicurrency revolving credit agreement entered into on January 20, 2005. On August 26, 2009, the Company exercised its option to increase the maximum amount available under the New Facility to $300 million. As of December 31, 2010 and 2009, there were no amounts outstanding under the facility.

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

Short-term Debt

Lexmark’s Brazilian operation has a short-term, uncommitted line of credit. The interest rate on this line of credit varies based upon the local prevailing interest rates at the time of borrowing. As of December 31, 2009 and 2010, there was no amount outstanding under this credit facility.

Other

Total cash paid for interest on the debt facilities amounted to $43.1 million, $42.5 million, and $26.9 million in 2010, 2009, and 2008, respectively.

The components of Interest (income) expense, net in the Consolidated Statements of Earnings are as follows:

	2010	2009	2008

Interest (income)	$(15.6)	$(17.9)	$(35.0)
Interest expense	41.9	39.3	28.9

Total	$26.3	$21.4	$(6.1)

The Company capitalized interest costs of $2.1 million, $3.4 million, and $1.4 million in 2010, 2009 and 2008, respectively.

14.	INCOME TAXES

Provision for Income Taxes

The Provision for income taxes consisted of the following:

	2010	2009	2008

Current:
Federal	$54.9	$(22.6)	$15.2
Non-U.S.	26.3	18.9	26.8
State and local	7.1	1.2	5.6

	88.3	(2.5)	47.6

Deferred:
Federal	(8.8)	47.4	(24.8)
Non-U.S.	5.2	(7.1)	14.1
State and local	(3.2)	3.3	(1.2)

	(6.8)	43.6	(11.9)

Provision for income taxes	$81.5	$41.1	$35.7

Earnings before income taxes were as follows:

	2010	2009	2008

U.S.	$178.6	$38.3	$69.7
Non-U.S.	242.9	148.7	206.2

Earnings before income taxes	$421.5	$187.0	$275.9

The Company realized an income tax benefit from the exercise of certain stock options and/or vesting of certain RSUs and DSUs in 2010, 2009 and 2008 of $4.5 million, $2.8 million, and $3.4 million, respectively. This benefit resulted in a decrease in current income taxes payable.

A reconciliation of the provision for income taxes using the U.S. statutory rate and the Company’s effective tax rate was as follows:

	2010		2009		2008
	Amount	%	Amount	%	Amount	%

Provision for income taxes at statutory rate	$147.5	35.0%	$65.4	35.0%	$96.6	35.0%
State and local income taxes, net of federal tax benefit	4.3	1.0	3.2	1.7	4.8	1.7
Foreign tax differential	(50.0)	(11.9)	(20.8)	(11.1)	(44.6)	(16.2)
Research and development credit	(5.6)	(1.3)	(5.1)	(2.7)	(5.4)	(1.9)
Tax-exempt interest, net of related expenses	0.0	—	(0.1)	—	(0.8)	(0.3)
Valuation allowance	(0.2)	—	(1.1)	(0.6)	(0.6)	(0.2)
Reversals of previously accrued taxes	(15.5)	(3.7)	(2.3)	(1.2)	(11.6)	(4.2)
Other	1.0	0.2	1.9	0.9	(2.7)	(1.0)

Provision for income taxes	$81.5	19.3%	$41.1	22.0%	$35.7	12.9%

The effective income tax rate was 19.3% for the year ended December 31, 2010. The 2.7 percentage point decrease of the effective tax rate from 2009 to 2010 was due to the reversal of previously-accrued taxes in 2010 (decrease of 2.5 percentage points), a geographic shift in earnings toward lower tax jurisdictions in 2010 (decrease of 0.8 percentage points), the U.S. R&E credit being a smaller percentage of consolidated earnings before income taxes in 2010 (increase of 1.4 percentage points), and a variety of other factors (decrease of 0.8 percentage points).

The effective income tax rate was 22.0% for the year ended December 31, 2009. The 9.1 percentage point increase of the effective tax rate from 2008 to 2009 was due to a geographic shift in earnings toward higher tax jurisdictions in 2009 (increase of 5.1 percentage points), the reversal of previously-accrued taxes in 2008 that did not recur in 2009 (increase of 3.1 percentage points), and a variety of other factors (increase of 0.9 percentage points).

Deferred income tax assets and (liabilities)

Significant components of deferred income tax assets and (liabilities) at December 31 were as follows:

	2010	2009

Deferred tax assets:
Tax loss carryforwards	$1.4	$3.7
Credit carryforwards	10.7	5.5
Inventories	21.8	20.4
Restructuring	17.6	23.8
Pension	43.3	55.5
Warranty	12.3	6.9
Postretirement benefits	20.4	19.9
Equity compensation	32.1	30.2
Other compensation	8.1	12.9
Foreign exchange	—	0.2
Other	26.6	34.8
Deferred tax liabilities:
Property, plant and equipment	(8.9)	(32.8)
Intangible Assets	(55.5)	—
Foreign exchange	(1.6)	—

	128.3	181.0
Valuation allowances	—	(0.2)

Net deferred tax assets	$128.3	$180.8

The breakdown between current and long-term deferred tax assets and deferred tax liabilities as of December 31 is as follows:

	2010	2009

Current Deferred Tax Assets	$88.0	$99.6
Current Deferred Tax Liabilities	(29.0)	(26.3)
Long-Term Deferred Tax Assets	82.6	146.8
Long-Term Deferred Tax Liabilities	(13.3)	(39.3)

Balance at December 31	$128.3	$180.8

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

The Company has non-U.S. tax loss carryforwards of $3.6 million, none of which is subject to a valuation allowance. The loss carryforwards are in several jurisdictions. The carryforward periods range from 7 to 10 years. The Company believes that, for any tax loss carryforward where a valuation allowance has not been provided, the associated asset will be realized because there will be sufficient income in the future to absorb the loss.

Deferred income taxes have not been provided for the undistributed earnings of foreign subsidiaries because such earnings are indefinitely reinvested. Undistributed earnings of non-U.S. subsidiaries included in the consolidated retained earnings were approximately $1,478.5 million as of December 31, 2010. It is not practicable to estimate the amount of additional tax that may be payable on the foreign earnings. The Company does not plan to initiate any action that would precipitate the payment of income taxes.

Tax Positions

The amount of unrecognized tax benefits at December 31, 2010, was $25.5 million, all of which would affect the Company’s effective tax rate if recognized. The amount of unrecognized tax benefits at December 31, 2009, was $33.0 million, all of which would affect the Company’s effective tax rate if recognized. The amount of unrecognized tax benefits at December 31, 2008, was $29.3 million, all of which would affect the Company’s effective tax rate if recognized.

The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of its income tax provision. As of December 31, 2010, the Company had $2.9 million of accrued interest and penalties. For 2010, the Company recognized in its statement of earnings a net benefit of $1.6 million for interest and penalties. As of December 31, 2009, the Company had $4.5 million of accrued interest and penalties. For 2009, the Company recognized in its statement of earnings a net expense of $0.8 million for interest and penalties. As of December 31, 2008, the Company had $3.7 million of accrued interest and penalties. For 2008, the Company recognized in its statement of earnings a net benefit of $1.0 million related to interest and penalties.

It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the expiration of various statutes of limitations or the conclusion of ongoing tax audits in various jurisdictions around the world. If those events occur within the next 12 months, the Company estimates that its unrecognized tax benefits amount could decrease by an amount in the range of $0 to $10 million, the impact of which would affect the Company’s effective tax rate.

Several tax years are subject to examination by major tax jurisdictions. In the U.S., federal tax years 2008 and after are subject to examination. The Internal Revenue Service (“IRS”) is currently auditing tax years 2008 and 2009. In France, tax years 2008 and after are subject to examination. The French Tax Administration has informed the Company that they will begin an audit of tax years 2008 and 2009 starting in 2011. In Switzerland, tax years 2006 and after are subject to examination. In most of the other countries where the Company files income tax returns, 2005 is the earliest tax year that is subject to examination. The Company believes that adequate amounts have been provided for any adjustments that may result from those examinations.

A reconciliation of the total beginning and ending amounts of unrecognized tax benefits is as follows:

	2010	2009	2008

Balance at January 1	$33.0	$29.3	$53.5
Increases/(decreases) in unrecognized tax benefits as a result of tax positions taken during a prior period	1.2	(0.6)	(5.1)
Increases/(decreases) in unrecognized tax benefits as a result of tax positions taken during the current period	5.1	5.8	5.9
Increases/(decreases) in unrecognized tax benefits relating to settlements with taxing authorities	(4.2)	(0.2)	(24.2)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(9.6)	(1.3)	(0.8)

Balance at December 31	$25.5	$33.0	$29.3

Other

Cash paid for income taxes was $77.4 million, $41.3 million, and $97.8 million in 2010, 2009 and 2008, respectively.

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

15.	STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE EARNINGS (LOSS)

The Class A Common Stock is voting and exchangeable for Class B Common Stock in very limited circumstances. The Class B Common Stock is non-voting and is convertible, subject to certain limitations, into Class A Common Stock.

At December 31, 2010, there were 806.2 million shares of authorized, unissued Class A Common Stock. Of this amount, approximately 18 million shares of Class A Common Stock have been reserved under employee stock incentive plans and nonemployee director plans. There were also 1.8 million of unissued and unreserved Class B Common Stock at December 31, 2010. These shares are available for a variety of general corporate purposes, including future public offerings to raise additional capital and for facilitating acquisitions.

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

In May 2008, the Company received authorization from the Board of Directors to repurchase an additional $750 million of its Class A Common Stock for a total repurchase authority of $4.65 billion. As of December 31, 2010, there was approximately $491 million of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. The Company did not repurchase any shares of its Class A Common Stock in 2010 or 2009. During 2008, the Company repurchased approximately 17.5 million shares of its Class A Common Stock at a cost of approximately $0.6 billion, including two accelerated share repurchase agreements discussed below. As of December 31, 2010, since the inception of the program in April 1996, the Company had repurchased approximately 91.6 million shares for an aggregate cost of approximately $4.16 billion. As of December 31, 2010, the Company had reissued approximately 0.5 million shares of previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million, 16.0 million and 16.0 million shares of treasury stock in 2005, 2006 and 2008, respectively, the net treasury shares outstanding at December 31, 2010, were 15.1 million.

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

Other Comprehensive Earnings (Loss)

Comprehensive earnings (loss) for the years ended December 31, net of taxes, consists of the following:

	2010	2009	2008

Net earnings	$340.0	$145.9	$240.2
Other comprehensive earnings (loss):
Foreign currency translation adjustment, net of reclassification (net of tax (liability) benefit of $(0.9) in 2010, $(5.5) in 2009 and $5.5 in 2008)	15.2	27.8	(63.4)
Pension or other postretirement benefits, net of reclassifications (net of tax (liability) benefit of $(7.5) in 2010, $(14.6) in 2009 and $80.0 in 2008)	2.6	8.7	(124.0)
Net unrealized gain on OTTI marketable securities, net of reclassifications (net of tax (liability) of $(0.4) in 2010 and $(0.3) in 2009)	1.2	1.1	—
Net unrealized gain (loss) on marketable securities, net of reclassifications (net of tax benefit of $0.1 in 2010, $0.2 in 2009 and $0.4 in 2008)	0.1	1.8	(1.3)

Comprehensive earnings	$359.1	$185.3	$51.5

Changes in the Company’s foreign currency translation adjustments were due to a number of factors as the Company operates in various currencies throughout the world. The primary drivers of the favorable change in 2010 were increases in the exchange rate values of 5.4% in the Philippine peso, 6.1% in the Mexican peso, 5.0% in the Brazilian real, 14.0% in the Australian dollar, and 11.6% in the South African rand; these increases were partially offset by a 6.5% decrease in the Euro exchange rate. The largest factor behind the favorable movement in 2009 was the 32.7% increase in the Brazilian real exchange rate. The primary drivers of the unfavorable change in 2008 were the 20.2% devaluation of the Mexican peso and 13.2% devaluation of the Philippine peso.

The 2009 activity in Net unrealized gain (loss) on OTTI marketable securities was driven by credit losses of $1.4 million, net of tax, that were recycled to Net earnings during the year. Earlier in 2009, the Company recorded a cumulative effect adjustment to Accumulated other comprehensive (loss) earnings in the amount of $(1.7) million, net of tax, related to the adoption of new accounting guidance regarding OTTI of marketable debt securities. The 2010 ending balance of $0.6 million in the table below represents the cumulative favorable mark to market adjustment on debt securities for which OTTI was previously recognized under the amended FASB guidance.

The 2010 activity in Net unrealized gain (loss) on marketable securities includes the $(2.1) million reclassification, pre-tax, of unrealized gains to Net earnings upon the sale or redemption of debt securities during the period.

Refer to Notes 7 and 17 of the Consolidated Financial Statements for additional information regarding the Company’s marketable securities and pension and postretirement plans.

Accumulated other comprehensive (loss) earnings for the years ended December 31 consists of the following:

				Net
				Unrealized
	Foreign	Pension or	Net Unrealized	(Loss) Gain	Accumulated
	Currency	Other	Gain (Loss) on	on	Other
	Translation	Postretirement	Marketable	Marketable	Comprehensive
	Adjustment	Benefits	Securities - OTTI	Securities	(Loss) Earnings

Balance at 12/31/07	$29.6	$(121.2)	$—	$—	$(91.6)
2008 Change	(63.4)	(124.0)	—	(1.3)	(188.7)

Balance at 12/31/08	$(33.8)	$(245.2)	$—	$(1.3)	$(280.3)
Adoption of OTTI guidance	—	—	(1.7)	—	(1.7)
2009 Change	27.8	8.7	1.1	1.8	39.4

Balance at 12/31/09	$(6.0)	$(236.5)	$(0.6)	$0.5	$(242.6)
2010 Change	15.2	2.6	1.2	0.1	19.1

Balance at 12/31/10	$9.2	$(233.9)	$0.6	$0.6	$(223.5)

16.	EARNINGS PER SHARE (“EPS”)

The following table presents a reconciliation of the numerators and denominators of the basic and diluted net EPS calculations for the years ended December 31:

	2010	2009	2008

Numerator:
Net earnings	$340.0	$145.9	$240.2
Denominator:
Weighted average shares used to compute basic EPS	78.6	78.2	88.9
Effect of dilutive securities — employee stock plans	0.9	0.4	0.3

Weighted average shares used to compute diluted EPS	79.5	78.6	89.2

Basic net EPS	$4.33	$1.87	$2.70
Diluted net EPS	$4.28	$1.86	$2.69

RSUs and stock options totaling an additional 7.2 million, 9.1 million, and 10.4 million of Class A Common Stock in 2010, 2009, and 2008, respectively, were outstanding but were not included in the computation of diluted net earnings per share because the effect would have been antidilutive.

Unvested restricted stock units with a performance condition that were granted in the first quarter of 2010 were included in the computation of diluted earnings per share due to the satisfaction of the performance condition in 2010. However, a smaller number of unvested restricted stock units with a performance condition were excluded from the computation of diluted earnings per share because the performance condition had not been satisfied as of the reporting date. The number of restricted stock units excluded for this reason were not material and are not included in the 7.2 million listed above.

In addition to the 9.1 million antidilutive shares for the year ended December 31, 2009 mentioned above, unvested restricted stock units with a performance condition that were granted in the first quarter of 2009 were also excluded from the computation of diluted earnings per share. The performance period for these awards ended on December 31, 2009. The Company’s assessment as of December 31, 2009 was that the minimum level of achievement had not been met and as a result these awards were cancelled. Refer to Note 6 to the Consolidated Financial Statements for additional information regarding restricted stock awards with a performance condition.

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

The Company executed two accelerated share repurchase agreements with financial institution counterparties in 2008, resulting in a total of 8.7 million shares repurchased at a cost of $250.0 million over the third and fourth quarter. The ASRs had a favorable impact to basic and diluted EPS in 2008.

17.	PENSION AND OTHER POSTRETIREMENT PLANS

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

Obligations and funded status at December 31:

			Other Postretirement
	Pension Benefits		Benefits
	2010	2009	2010	2009

Change in Benefit Obligation:
Benefit obligation at beginning of year	$770.6	$734.4	$45.2	$45.1
Service cost	3.0	2.5	1.0	1.2
Interest cost	40.5	43.2	2.2	2.6
Contributions by plan participants	2.4	2.3	3.8	3.9
Actuarial loss (gain)	26.9	36.5	(1.7)	(0.7)
Benefits paid	(60.0)	(60.5)	(7.3)	(6.6)
Foreign currency exchange rate changes	(3.8)	7.9	—	—
Plan amendments or adjustments	0.3	(3.3)	—	—
Settlement, curtailment or special termination (gain) loss	(1.4)	7.6	—	(0.3)

Benefit obligation at end of year	778.5	770.6	43.2	45.2

Change in Plan Assets:
Fair value of plan assets at beginning of year	605.9	469.0	—	—
Actual return on plan assets	63.4	99.7	—	—
Contributions by the employer	5.2	89.7	3.5	2.7
Benefits paid	(60.0)	(60.5)	(7.3)	(6.6)
Foreign currency exchange rate changes	(3.2)	7.9	—	—
Plan adjustments	2.3	(2.2)	—	—
Contributions by plan participants	2.4	2.3	3.8	3.9

Fair value of plan assets at end of year	616.0	605.9	—	—

Unfunded status at end of year	$(162.5)	$(164.7)	$(43.2)	$(45.2)

Plan adjustments to Plan Assets during 2010 were related to a reimbursement in Germany of prior year benefit payments. Plan adjustments during 2009 to both the Benefit Obligation and Plan Assets were related to the implementation of the Company’s new disclosure policy on immaterial plans.

For 2010 and 2009, the Settlement, curtailment or special termination (gain) loss in the table above were primarily due to restructuring related activities in France and the U.S., respectively.

Amounts recognized in the Consolidated Statements of Financial Position:

			Other Postretirement
	Pension Benefits		Benefits
	2010	2009	2010	2009

Noncurrent assets	$5.2	$5.5	$—	$—
Current liabilities	(1.2)	(1.2)	(4.5)	(3.6)
Noncurrent liabilities	(166.5)	(169.0)	(38.7)	(41.6)

Net amount recognized	$(162.5)	$(164.7)	$(43.2)	$(45.2)

Amounts recognized in Accumulated Other Comprehensive Income and Deferred Tax Accounts:

			Other Postretirement
	Pension Benefits		Benefits
	2010	2009	2010	2009

Net gain (loss)	$(369.8)	$(382.8)	$(4.1)	$(5.9)
Prior service credit (cost)	(0.3)	—	3.7	7.1

Net amount recognized	$(370.1)	$(382.8)	$(0.4)	$1.2

The accumulated benefit obligation for all of the Company’s defined benefit pension plans was $775.3 million and $766.8 million at December 31, 2010 and 2009, respectively.

Pension plans with a benefit obligation in excess of plan assets at December 31:

	2010		2009
	Benefit	Plan	Benefit	Plan
	Obligation	Assets	Obligation	Assets

Plans with projected benefit obligation in excess of plan assets	$680.9	$513.2	$670.3	$500.9
Plans with accumulated benefit obligation in excess of plan assets	679.2	513.2	668.3	500.9

Components of net periodic benefit cost:

	Pension Benefits			Other Postretirement Benefits
	2010	2009	2008	2010	2009	2008

Net Periodic Benefit Cost:
Service cost	$3.0	$2.5	$3.5	$1.0	$1.2	$1.5
Interest cost	40.5	43.2	45.0	2.2	2.6	2.7
Expected return on plan assets	(47.1)	(49.0)	(50.0)	—	—	—
Amortization of prior service cost (credit)	—	—	—	(3.4)	(3.8)	(3.9)
Amortization of net loss	18.5	15.1	11.2	—	—	0.5
Settlement, curtailment or special termination loss (gain)	0.5	8.5	1.7	—	(0.5)	(0.3)

Net periodic benefit cost	$15.4	$20.3	$11.4	$(0.2)	$(0.5)	$0.5

Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive income (“AOCI”) (pre-tax) for the year ended December 31, 2010:

		Other
	Pension	Postretirement
	Benefits	Benefits

New prior service cost	$0.3	$—
Net loss (gain) arising during the period	8.4	(1.7)
Effect of foreign currency exchange rate changes on amounts included in AOCI	(1.0)	—
Less amounts recognized as a component of net periodic benefit cost:
Amortization or settlement recognition of net loss	(20.2)	—
Amortization or curtailment recognition of prior service cost (credit)	—	3.4

Total amount recognized in AOCI for the period	(12.5)	1.7

Total amount recognized in net periodic benefit cost and AOCI for the period	$2.9	$1.5

The estimated net loss for the defined benefit pension plans that will be amortized from Accumulated other comprehensive earnings (loss) into net periodic benefit cost over the next fiscal year is $20.9 million. The estimated prior service credit for the other defined benefit postretirement plans that will be amortized from Accumulated other comprehensive earnings (loss) into net periodic benefit cost over the next fiscal year is $3.4 million.

Assumptions:

	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009

Weighted-Average Assumptions Used to Determine
Benefit Obligations at December 31:
Discount rate	5.2%	5.6%	4.7%	5.4%
Rate of compensation increase	2.6%	2.7%	4.0%	4.0%

	Pension
	Benefits			Other Postretirement Benefits
	2010	2009	2008	2010	2009	2008

Weighted-Average Assumptions Used to Determine
Net Periodic Benefit Cost for Years Ended December 31:
Discount rate	5.6%	6.2%	6.2%	5.4%	6.4%	6.0%
Expected long-term return on plan assets	7.5%	7.4%	7.6%	—	—	—
Rate of compensation increase	2.7%	2.8%	3.5%	4.0%	4.0%	4.0%

Plan assets:

Plan assets are invested in equity securities, government and agency securities, mortgage-backed securities, commercial mortgage-backed securities, asset-backed securities, corporate debt, annuity contracts and other securities. The U.S. defined benefit plan comprises a significant portion of the assets and liabilities relating to the defined benefit plans. The investment goal of the U.S. defined benefit plan is to achieve an adequate net investment return in order to provide for future benefit payments to its participants. Asset allocation percentages are targeted to be 65% equity and 35% fixed income investments. The U.S. pension plan employs professional investment managers to invest in U.S. equity, global equity, international developed equity, emerging market equity, U.S. fixed income, high yield bonds and emerging market debt. Each investment manager operates under an investment management contract that includes specific investment guidelines, requiring among other actions, adequate diversification, prudent use of derivatives and standard risk management practices such as portfolio constraints relating to established benchmarks. The plan currently uses a combination of both active management and passive index funds to achieve its investment goals.

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

The following table sets forth by level, within the fair value hierarchy, plan assets measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Total

Commingled trust funds:
Fixed income	$—	$184.4	$—	$184.4
International equity large-cap	—	114.0	—	114.0
International equity small-cap	—	20.7	—	20.7
Emerging market equity	—	24.7	—	24.7
Emerging market debt	—	23.6	—	23.6
U.S. equity	—	147.2	—	147.2
Mutual and money market funds:
Small mid-cap value	18.9	—	—	18.9
Global equity	29.6	—	—	29.6
Money market fund	—	2.5	—	2.5
Corporate bonds and debentures, high yield	—	32.5	—	32.5
U.S. equity securities:
Small mid-cap growth	17.8	—	—	17.8
Cash equivalent	—	0.1	—	0.1

Total assets at fair value	$66.3	$549.7	$—	$616.0

For purposes of comparison, the following table sets forth by level, within the fair value hierarchy, plan assets measured at fair value on a recurring basis as of December 31, 2009:

	Level 1	Level 2	Level 3	Total

Commingled trust funds:
Fixed income	$12.1	$165.4	$—	$177.5
International equity large-cap	6.5	116.0	—	122.5
International equity small-cap	—	18.7	—	18.7
Emerging market equity	—	25.3	—	25.3
Emerging market debt	—	24.5	—	24.5
U.S. equity	—	138.4	—	138.4
Mutual and money market funds:
Small mid-cap value	17.2	—	—	17.2
Global equity	29.1	—	—	29.1
Money market fund	—	0.1	—	0.1
Corporate bonds and debentures, high yield	—	34.7	—	34.7
U.S. equity securities:
Small mid-cap growth	17.4	—	—	17.4
Cash equivalent	—	0.5	—	0.5

Total assets at fair value	$82.3	$523.6	$—	$605.9

Defined Contribution Plans

Lexmark also sponsors defined contribution plans for employees in certain countries. Company contributions are generally based upon a percentage of employees’ contributions. The Company’s expense under these plans was $23.6 million, $21.4 million, and $25.1 million in 2010, 2009 and 2008, respectively.

Additional Information

Other postretirement benefits:

For measurement purposes, an 8.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2011. The rate is assumed to decrease gradually to 4.5% in 2028 and remain at that level thereafter. A one-percentage-point change in the health care cost trend rate would have a de minimus effect on the benefit cost and obligation since preset caps have been met for the net employer cost of postretirement medical benefits.

Related to Lexmark’s acquisition of the Information Products Corporation from IBM in 1991, IBM agreed to pay for its pro rata share (currently estimated at $20.8 million) of future postretirement benefits for all the Company’s U.S. employees based on pro rated years of service with IBM and the Company.

Cash flows:

In 2011, the Company is currently expecting to contribute approximately $35 million to its pension and other postretirement plans.

Lexmark estimates that the future benefits payable for the pension and other postretirement plans are as follows:

		Other
	Pension	Postretirement
	Benefits	Benefits

2011	$50.4	$4.5
2012	49.9	4.4
2013	50.1	4.2
2014	49.1	4.1
2015	48.5	4.0
2016-2020	247.8	20.7

18.	DERIVATIVES AND RISK MANAGEMENT

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

Lexmark uses fair value hedges to reduce the potentially adverse effects that market volatility may have on its operating results. Fair value hedges are hedges of recognized assets or liabilities. Lexmark enters into forward exchange contracts to hedge accounts receivable, accounts payable and other monetary assets and liabilities. The forward contracts used in this program generally mature in three months or less, consistent with the underlying asset and liability. Foreign exchange forward contracts may be used as fair value hedges in situations where derivative instruments expose earnings to further changes in exchange rates. Although the Company has historically used interest rate swaps to convert fixed rate financing activities to variable rates, there were no interest rate swaps outstanding as of December 31, 2010.

Net outstanding notional amount of derivative activity as of December 31, 2010 and 2009 is as follows. This activity was driven by fair value hedges of recognized assets and liabilities primarily denominated in the currencies below.

Long (Short) Positions by Currency (in USD)	December 31, 2010

EUR	$(82.7)
CHF	(31.8)
JPY	(19.5)
Other Net	(14.5)

Total	$(148.5)

Long (Short) Positions by Currency (in USD)	December 31, 2009

EUR	$(62.7)
AUD	25.4
ZAR	11.7
Other Net	9.8

Total	$(15.8)

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

As of December 31, 2010 and 2009, the Company had the following net derivative assets (liabilities) recorded at fair value in Prepaid expenses and other current assets (Accrued liabilities) on the Consolidated Statements of Financial Position:

	Net Asset Position		Net (Liability) Position
Foreign Exchange Contracts	2010	2009	2010	2009

Gross liability position	$(0.8)	$(0.4)	$—	$(0.7)
Gross asset position	5.0	0.6	—	0.4

Net asset (liability) position	$4.2	$0.2	$—	$(0.3)

The Company had the following (gains) and losses related to derivative instruments qualifying and designated as hedging instruments in fair value hedges and related hedged items recorded in Cost of Revenue on the Consolidated Statements of Earnings:

Fair Value Hedging Relationships	2010	2009	2008

Foreign Exchange Contracts	$11.6	$3.6	$13.1
Underlying	(5.1)	(5.7)	5.4

Total	$6.5	$(2.1)	$18.5

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

Concentrations of Risk

Lexmark’s main concentrations of credit risk consist primarily of cash equivalent investments, marketable securities and trade receivables. Cash equivalents and marketable securities investments are made in a variety of high quality securities with prudent diversification requirements. The Company seeks diversification among its cash investments by limiting the amount of cash investments that can be made with any one obligor. Credit risk related to trade receivables is dispersed across a large number of customers located in various geographic areas. Collateral such as letters of credit and bank guarantees is required in certain circumstances. In addition, the Company uses credit insurance for specific obligors to limit the impact of nonperformance. Lexmark sells a large portion of its products through third-party distributors and resellers and original equipment manufacturer (“OEM”) customers. If the financial condition or operations of these distributors, resellers and OEM customers were to deteriorate substantially, the Company’s operating results could be adversely affected. The three largest distributor, reseller and OEM customer trade receivable balances collectively represented $170 million or approximately 25% of total trade receivables at December 31, 2010 and $189 million or approximately 29% of total trade receivables at December 31, 2009, of which Dell receivables were $107 million or approximately 16% of total trade receivables at December 31, 2010, and $116 million or approximately 18% of total trade receivables at December 31, 2009. However, Lexmark performs ongoing credit evaluations of the financial position of its third-party distributors, resellers and other customers to determine appropriate credit limits.

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

19.	COMMITMENTS AND CONTINGENCIES

Commitments

Lexmark is committed under operating leases (containing various renewal options) for rental of office and manufacturing space and equipment. Rent expense (net of rental income) was $43.1 million, $48.3 million and $55.6 million in 2010, 2009 and 2008, respectively. Future minimum rentals under terms of non-cancelable operating leases (net of sublease rental income commitments) as of December 31, 2010, were as follows:

	2011	2012	2013	2014	2015	Thereafter

Minimum lease payments (net of sublease rental income)	$30.0	$23.5	$16.4	$11.8	$9.0	$4.9

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

Legal proceedings

Lexmark v. Static Control Components, Inc. & Lexmark v. Clarity Imaging Technologies, Inc.

On December 30, 2002 (“02 action”) and March 16, 2004 (“04 action”), the Company filed claims against Static Control Components, Inc. (“SCC”) in the U.S. District Court for the Eastern District of Kentucky (the “District Court”) alleging violation of the Company’s intellectual property and state law rights. Similar claims in a separate action were filed by the Company in the District Court against Clarity Imaging Technologies, Inc. (“Clarity”) on October 8, 2004. SCC and Clarity have filed counterclaims against the Company in the District Court alleging that the Company engaged in anti-competitive and monopolistic conduct and unfair and deceptive trade practices in violation of the Sherman Act, the Lanham Act and state laws. SCC has stated in its legal documents that it is seeking approximately $17.8 million to $19.5 million in damages for the Company’s alleged anticompetitive conduct and approximately $1 billion for Lexmark’s alleged violation of the Lanham Act. Clarity has not stated a damage dollar amount. SCC and Clarity are seeking treble damages, attorney fees, costs and injunctive relief. On September 28, 2006, the District Court dismissed the counterclaims filed by SCC that alleged the Company engaged in anti-competitive and monopolistic conduct and unfair and deceptive trade practices in violation of the Sherman Act, the Lanham Act and state laws. On October 13, 2006, SCC filed a Motion for Reconsideration of the District Court’s Order dismissing SCC’s claims, or in the alternative, to amend its pleadings, which the District Court denied on June 1, 2007. On June 20, 2007, the District Court Judge ruled that SCC directly infringed one of Lexmark’s patents-in-suit. On June 22, 2007, the jury returned a verdict that SCC did not induce infringement of Lexmark’s patents-in-suit. SCC has filed motions with the District Court seeking attorneys’ fees, cost and damages for the period that a preliminary injunction was in place that prevented SCC from selling certain microchips for some models of the Company’s toner cartridges. The Company has responded to these motions and they are pending with the District Court. Notice of Appeal of the 02 and 04 actions has been filed with the U.S. Court of Appeals for the Sixth Circuit.

In the Clarity litigation, the proceedings are in the discovery phase.

Sagem Communications v. Lexmark

Sagem Communications (formerly Sagem, S.A.) filed suit against the Company, in the Court of First Instance, Geneva, Switzerland on May 15, 2007. The suit alleges the Company failed to timely develop a series of private label fax machines for Sagem. Sagem’s suit seeks approximately $30 million. The Company has asserted a counterclaim alleging Sagem failed to pay the Company a sum of approximately $1 million for tooling charges called for in the contract in the event that Sagem failed to meet certain minimum purchase commitments by December 31, 2005. The Court held a series of procedural hearings through which the parties presented testimony and documentary evidence supporting their claims and defenses. The Court of First Instance issued its judgment on September 30, 2010 dismissing all claims in the litigation. The parties have appealed to the Geneva Court of Appeals the dismissal of their respective claims.

Molina v. Lexmark

On August 31, 2005 former Company employee Ron Molina filed a class action lawsuit in the California Superior Court for Los Angeles under a California employment statute which in effect prohibits the forfeiture of vacation time accrued. This statute has been used to invalidate California employers’ “use or lose” vacation policies. The class is comprised of less than 200 current and former California employees of the Company. The trial was bifurcated into a liability phase and a damages phase. On May 1, 2009, the trial court Judge brought the liability phase to a conclusion with a ruling that the Company’s vacation and personal choice day’s policies from 1991 to the present violated California law. In a Statement of Decision, received by the Company on August 27, 2010, the trial court Judge awarded the class members approximately $8.3 million in damages which included waiting time penalties and interest but did not include post judgment interest, costs and attorneys’ fees. The Company filed a notice of appeal with the California Court of Appeals on September 30, 2010. On November 17, 2010, the trial court judge partially granted the Company’s motion for a new trial solely as to the argument that current employees are not entitled to any damages. The trial court judge vacated the original damage award and ordered further trial proceedings to determine the amount of previously-awarded damages that were attributable to current employees.

The Company believes an unfavorable outcome in the matter is probable. The range of potential loss related to this matter is subject to a high degree of estimation. In accordance with U.S. GAAP, if the reasonable estimate of a probable loss is a range and no amount within the range is a better estimate, the minimum amount of the range is accrued. The Company has reserved a total of $1.8 million including attorney fees for estimated damages in the matter. The amount recorded represents an estimate at the minimum amount of the range. At the high end of the range, the class has sought approximately $16.7 million, the highest forfeiture amount asserted by the class’ expert based on an assumption that none of the California employees ever used any of their accrued vacation or personal choice days and this $16.7 million amount does not include post judgment interest, costs and attorneys’ fees which also may be assessed against the Company.

Advanced Cartridge Technologies, LLC v. Lexmark

Advanced Cartridge Technologies, LLC (“ACT”) filed suit against the Company on February 22, 2010 in the U.S. District Court for the Middle District of Florida. The Complaint alleges that the Company has infringed three US patents related to toner cartridge technology, and further alleges that the Company has committed false patent marking by improperly marking patent numbers on certain Company toner cartridge products. The Plaintiff is seeking unspecified damages and injunctive relief for the alleged patent infringement, and $500 per alleged false patent marking offense. A tentative trial date for the case has been set for August, 2011. In a filing on July 22, 2010, the Company requested re-examination of the asserted ACT patents by the U.S. Patent & Trademark Office (USPTO) on the basis of invalidating prior art.

On October 12 and 13, 2010, the USPTO granted the Company’s request for re-examination of the asserted patents.

Copyright fees

Certain countries (primarily in Europe) and/or collecting societies representing copyright owners’ interests have taken action to impose fees on devices (such as scanners, printers and multifunction devices) alleging the copyright owners are entitled to compensation because these devices enable reproducing copyrighted content. Other countries are also considering imposing fees on certain devices. The amount of fees, if imposed, would depend on the number of products sold and the amounts of the fee on each product, which will vary by product and by country. The Company has accrued amounts that it believes are adequate to address the risks related to the copyright fee issues currently pending. The financial impact on the Company, which will depend in large part upon the outcome of local legislative processes, the Company’s and other industry participants’ outcome in contesting the fees and the Company’s ability to mitigate that impact by increasing prices, which ability will depend upon competitive market conditions, remains uncertain. As of December 31, 2010, the Company has accrued a total of approximately $64.8 million for pending copyright fee charges, including litigation proceedings, local legislative initiatives and/or negotiations with the parties involved.

As of December 31, 2010, approximately $53 million of the $64.8 million accrued for the pending copyright fee issues was related to single function printer devices sold in Germany prior to December 31, 2007. The VerwertungsGesellschaft Wort (“VG Wort”), a collection society representing certain copyright holders, instituted legal proceedings against Hewlett-Packard Company (“HP”) in July of 2004 relating to whether and to what extent copyright levies for photocopiers should be imposed in accordance with copyright laws implemented in Germany on single function printers. The Company is not a party to this lawsuit, although the Company and VG Wort entered into an agreement in October 2002 pursuant to which both VG Wort and the Company agreed to be bound by the outcome of the VG Wort/HP litigation. On December 6, 2007, the Bundesgerichtshof (the “German Federal Supreme Court”) in the VG Wort litigation with HP issued a judgment that single function printer devices sold in Germany prior to December 31, 2007 are not subject to levies under the then existing law (German Federal Supreme Court, file reference I ZR 94/05). VG Wort filed an appeal with the Bundesverfassungsgericht (the “German Federal Constitutional Court”) challenging the ruling that single function printers are not subject to levies. On September 21, 2010, the German Federal Constitutional Court published a decision holding that the German Federal Supreme Court erred by not considering referring questions on interpretation of German copyright law to the Court of Justice of the European Communities and therefore revoked the German Federal Supreme Court decision and remitted the matter to it. The German Federal Supreme Court has set a hearing date of March 24, 2011.

On or about December 15, 2009, VG Wort instituted non-binding arbitration proceedings against the Company before the arbitration board of the Patent and Trademark Office in Munich relating to whether and to what extent copyright levies should be imposed on single function printers sold by the Company in Germany from 2001 to 2007. In its submissions to the Patent and Trademark Office in Munich the Company asserts that all claims for levies on single function printers sold by the Company in Germany should be dismissed.

The Company believes the amounts accrued represent its best estimate of the copyright fee issues currently pending and these accruals are included in Accrued liabilities on the Consolidated Statements of Financial Position.

20.	SEGMENT DATA

During 2010, the Company executed two strategic actions. First, in the second quarter of 2010, the Company acquired Perceptive Software in order to build upon and strengthen Lexmark’s industry workflow solutions and allow the Company to compete in the faster growing ECM and document-process automation software solutions markets. Historically, the Company has focused primarily on the distributed printing market. Second, in the fourth quarter of 2010, Lexmark combined its laser and inkjet printing divisions into a single organization in order to enable the Company to more easily execute its strategy of targeting and capturing higher usage business segments of the output marketplace and to further unify its sales, marketing, and research and development of new products and services.

As a result of these actions, the Company is now primarily managed along two segments: Imaging Solutions and Services (“ISS”) and Perceptive Software. ISS offers a broad portfolio of monochrome and color laser printers, laser multifunction products and inkjet all-in-one devices as well as a wide range of services covering its printing products and technology solutions. Perceptive Software offers a complete suite of ECM software and document workflow solutions.

The Company evaluates the performance of its segments based on revenue and operating income, and does not include segment assets or nonoperating income/expense items for management reporting purposes. Segment operating income (loss) includes: selling, general and administrative; research and development; restructuring and related charges; and other expenses, certain of which are allocated to the respective segments based on internal measures and may not be indicative of amounts that would be incurred on a stand alone basis or may not be indicative of results of other enterprises in similar businesses. All other operating income (loss) includes significant expenses that are managed outside of the reporting segments. These unallocated costs include such items as information technology expenses, certain occupancy costs, stock-based compensation and certain other corporate and regional general and administrative expenses such as finance, legal and human resources. Acquisition-related costs and integration expenses are also included in All other. Refer to Note 4 for additional information regarding acquisition-related costs.

Prior year data has been updated to reflect the changes in the Company’s organizational structure, including the reclassification of certain expenses from All other (previously unallocated) to ISS related to the consolidation of its laser and inkjet printing organizations discussed above.

The following table includes information about the Company’s reportable segments for the year ended December 31:

	2010	2009	2008

Revenue:
ISS	$4,162.4	$3,879.9	$4,528.4
Perceptive Software	37.3	—	—

Total revenue	$4,199.7	$3,879.9	$4,528.4

Operating income (loss):
ISS	$744.6	$487.3	$622.3
Perceptive Software	(16.1)	—	—
All other	(281.6)	(271.2)	(345.1)

Total operating income (loss)	$446.9	$216.1	$277.2

Operating income (loss) noted above for the year ended December 31, 2010 includes restructuring and related charges of $7.5 million in ISS and $0.8 million in All other.

Operating income (loss) noted above for the year ended December 31, 2009 includes restructuring and related charges of $93.6 million in ISS and $18.5 million in All other.

Operating income (loss) noted above for the year ended December 31, 2008 includes restructuring and related charges of $42.8 million in ISS and $19.3 million in All other.

During 2010, 2009 and 2008, one customer, Dell, accounted for $461.3 million or approximately 11%, $495.9 million or approximately 13% and $595.7 million or approximately 13%, of the Company’s total revenue, respectively. Sales to Dell are included in ISS.

The following is revenue by geographic area for the year ended December 31:

	2010	2009	2008

Revenue:
United States	$1,790.9	$1,672.1	$1,864.8
EMEA (Europe, the Middle East & Africa)	1,510.2	1,453.9	1,742.9
Other International	898.6	753.9	920.7

Total revenue	$4,199.7	$3,879.9	$4,528.4

Sales are attributed to geographic areas based on the location of customers. Other International revenue includes exports from the U.S. and Europe.

The following is long-lived asset information by geographic area as of December 31:

	2010	2009	2008

Long-lived assets:
United States	$584.0	$580.1	$578.4
EMEA (Europe, the Middle East & Africa)	381.7	92.3	39.2
Other International	279.5	286.1	278.0

Total long-lived assets	$1,245.2	$958.5	$895.6

Long-lived assets above include net property, plant and equipment, net intangible assets, and goodwill. Prior year totals have been adjusted to include net intangible assets and goodwill for the purpose of comparability. At December 31, 2010, approximately $334.3 million of the Company’s total long-lived assets above were held in Switzerland and $158.0 million were located in the Philippines. The concentration of assets in Switzerland was largely due to intangible assets and goodwill acquired in 2010 related to Perceptive Software. The concentration of assets in the Philippines was made up entirely of property, plant, and equipment. Similar levels of property, plant, and equipment were held in the Philippines in 2009 and 2008.

The following is revenue by product category for the year ended December 31:

	2010	2009	2008

Revenue:
Laser and inkjet printers (1)	$1,062.2	$938.8	$1,196.8
Laser and inkjet supplies (2)	2,914.5	2,751.8	3,117.5
Software and other (3)	223.0	189.3	214.1

Total revenue	$4,199.7	$3,879.9	$4,528.4

1)	Includes laser, inkjet, and dot matrix hardware and the associated features sold on a unit basis or through a managed service agreement

2)	Includes laser, inkjet, and dot matrix supplies and associated supplies services sold on a unit basis or through a managed service agreement

3)	Includes parts and service related to hardware maintenance and includes software licenses and the associated software maintenance services sold on a unit basis or as a subscription service

21.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
(In millions, Except Per Share Amounts)	Quarter	Quarter	Quarter	Quarter

2010:
Revenue	$1,042.9	$1,033.0	$1,019.7	$1,104.0
Gross profit (1)	384.8	380.0	361.2	393.5
Operating income (1)	133.3	118.9	93.2	101.6
Net earnings (1)	95.3	85.1	72.0	87.6
Basic EPS* (1)	$1.21	$1.08	$0.92	$1.11
Diluted EPS* (1)	1.20	1.07	0.90	1.10
Stock prices:
High	$36.82	$40.08	$45.36	$47.72
Low	25.50	33.03	32.22	34.58

2009:
Revenue	$944.1	$904.6	$958.0	$1,073.2
Gross profit (2)	333.4	280.8	312.9	382.7
Operating income (2)	74.6	27.7	24.0	89.8
Net earnings (2)	59.2	17.0	10.0	59.8
Basic EPS* (2)	$0.76	$0.22	$0.13	$0.76
Diluted EPS* (2)	0.75	0.22	0.13	0.76
Stock prices:
High	$28.94	$20.39	$22.26	$27.87
Low	15.31	15.06	14.48	20.09

The Company acquired Perceptive Software on June 7, 2010. The consolidated financial results include those of Perceptive Software subsequent to the acquisition. Refer to Note 20 for financial information regarding Perceptive Software.

The sum of the quarterly data may not equal annual amounts due to rounding.

*	The sum of the quarterly earnings per share amounts does not necessarily equal the annual earnings per share due to changes in average share calculations. This is in accordance with prescribed reporting requirements.

(1)	Net earnings for the first quarter of 2010 included $14.7 million of pre-tax restructuring-related charges and project costs in connection with the Company’s restructuring plans.

Net earnings for the second quarter of 2010 included $8.7 million of pre-tax restructuring-related charges and project costs in connection with the Company’s restructuring plans and $6.3 million of pre-tax charges in connection with the Company’s acquisition.

Net earnings for the third quarter of 2010 included $7.7 million of pre-tax restructuring-related charges and project costs in connection with the Company’s restructuring plans and $5.9 million of pre-tax charges in connection with the Company’s acquisition.

Net earnings for the fourth quarter of 2010 included $7.6 million of pre-tax restructuring-related charges and project costs in connection with the Company’s restructuring plans and $6.8 million of pre-tax charges in connection with the Company’s acquisition.

(2)	Net earnings for the first quarter of 2009 included $12.8 million of pre-tax restructuring-related charges and project costs in connection with the Company’s restructuring plans.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lexmark International, Inc.:

In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of earnings, of cash flows and of stockholders’ equity and comprehensive earnings present fairly, in all material respects, the financial position of Lexmark International, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the Index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control Over Financial Reporting” appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 28, 2011

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2010. Based upon that evaluation, the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and were effective as of December 31, 2010 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 125.

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

Except with respect to information regarding the executive officers of the Registrant and the Company’s code of ethics, the information required by Part III, Item 10 of this Form 10-K is incorporated by reference herein, and made part of this Form 10-K, from the Company’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year. The required information is included in the definitive Proxy Statement under the headings “Election of Directors” and “Report of the Finance and Audit Committee.” The information with respect to the executive officers of the Registrant is included under the heading “Executive Officers of the Registrant” in Item 1 above. The Company has adopted a code of business conduct and ethics for directors, officers (including the Company’s principal executive officer, principal financial and accounting officer) and employees, known as the Code of Business Conduct. The Code of Business Conduct, as well as the Company’s Corporate Governance Principles and the charters of each of the committees of the Board of Directors, is available on the Corporate Governance section of the Company’s Investor Relations website at http://investor.lexmark.com. The Company also intends to disclose on the Corporate Governance section of its Investor Relations website any amendments to the Code of Business Conduct and any waivers from the provisions of the Code of Business Conduct that apply to the principal executive officer, principal financial and accounting officer, and that relate to any elements of the code of ethics enumerated by the applicable regulation of the Securities and Exchange Commission (Item 406(b) of Regulation S-K). Anyone may request a free copy of the Corporate Governance Principles, the charters of each of the committees of the Board of Directors or the Code of Business Conduct from:

Lexmark International, Inc.
Attention: Investor Relations
One Lexmark Centre Drive
740 West New Circle Road
Lexington, Kentucky 40550
(859) 232-5568

The New York Stock Exchange (“NYSE”) requires that the Chief Executive Officer of each listed Company certify annually to the NYSE that he or she is not aware of any violation by the Company of NYSE corporate governance listing standards as of the date of such certification. The Company submitted the certification of its Chairman and Chief Executive Officer, Paul J. Curlander, for 2010 with its Annual Written Affirmation to the NYSE on May 11, 2010.

The Securities and Exchange Commission requires that the principal executive officer and principal financial officer of the Company make certain certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and file the certifications as exhibits with each Annual Report on Form 10-K. In connection with this Annual Report on Form 10-K filed with respect to the year ended December 31, 2010, these certifications were made by Paul A. Rooke, President and Chief Executive Officer, and John W. Gamble, Jr., Executive Vice President and Chief Financial Officer, of the Company and are included as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

Item 11.	EXECUTIVE COMPENSATION

Information required by Part III, Item 11 of this Form 10-K is incorporated by reference from the Company’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K. The required information is included in the definitive Proxy Statement under the headings “Compensation Discussion & Analysis,” “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Part III, Item 12 of this Form 10-K is incorporated by reference from the Company’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K. The required information is included in the definitive Proxy Statement under the headings “Security Ownership by Management and Principal Stockholders” and “Equity Compensation Plan Information.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Part III, Item 13 of this Form 10-K is incorporated by reference from the Company’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K. The required information is included in the definitive Proxy Statement under the headings “Composition of Board and Committees,” “Related Person Transactions,” “Executive Compensation” and “Director Compensation.”

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Part III, Item 14 of this Form 10-K is incorporated by reference from the Company’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K. The required information is included in the definitive Proxy Statement under the heading “Ratification of the Appointment of Independent Auditors.”

Part IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	Financial Statements:

Financial statements filed as part of this Form 10-K are included under Part II, Item 8.

(2)	Financial Statement Schedule:

Pages In Form 10-K

Report of Independent Registered Public Accounting Firm included in Part II, Item 8	125
For the years ended December 31, 2008, 2009 and 2010:
Schedule II — Valuation and Qualifying Accounts	132

All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related Notes.

(3)	Exhibits

Exhibits for the Company are listed in the Index to Exhibits beginning on page E-1.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2008, 2009 and 2010
(In Millions)

(A)	(B)	(C)		(D)	(E)
		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period

2008:
Provision for bad debt	$15.0	$1.7	$—	$(1.1)	$15.6
Deferred tax asset valuation allowances	0.9	(0.2)	—	—	0.7
2009:
Provision for bad debt	$15.6	$0.6	$—	$(1.4)	$14.8
Deferred tax asset valuation allowances	0.7	(0.5)	—	—	0.2
2010:
Provision for bad debt	$14.8	$2.6	$—	$(3.4)	$14.0
Deferred tax asset valuation allowances	0.2	(0.2)	—	—	(0.0)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Lexington, Commonwealth of Kentucky, on February 28, 2011.

LEXMARK INTERNATIONAL, INC.

By	/s/ Paul A. Rooke
Name:     Paul A. Rooke

Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul A. Rooke Paul A. Rooke	President and Chief Executive Officer (Principal Executive Officer)	February 28, 2011

/s/ John W. Gamble, Jr. John W. Gamble, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2011

/s/ Paul J. Curlander Paul J. Curlander	Executive Chairman and Chairman of the Board	February 28, 2011

* Teresa Beck	Director	February 28, 2011

* Jared L. Cohon	Director	February 28, 2011

* J. Edward Coleman	Director	February 28, 2011

* William R. Fields	Director	February 28, 2011

* Ralph E. Gomory	Director	February 28, 2011

* Stephen R. Hardis	Director	February 28, 2011

* Robert Holland, Jr.	Director	February 28, 2011

* Michael J. Maples	Director	February 28, 2011

* Jean-Paul L. Montupet	Director	February 28, 2011

* Kathi P. Seifert	Director	February 28, 2011

/s/ *Robert J. Patton, Attorney-in-Fact *Robert J. Patton, Attorney-in-Fact

Index to Exhibits

		Incorporated by Reference
Exhibit			Period		Filing	Filed
Number	Exhibit Description	Form	Ending	Exhibit	Date	Herewith

2	Agreement and Plan of Merger, dated as of February 29, 2000, by and between Lexmark International, Inc. (the “Company”) and Lexmark International Group, Inc.	10-Q	3/31/00	2	5/10/00
3.1	Restated Certificate of Incorporation of the Company.	10-Q	6/30/00	3(i)	8/10/00
3.2	Company By-Laws, as Amended and Restated June 22, 2000 (“By-Laws”).	10-Q	6/30/00	3(ii)	8/10/00
3.3	Amendment No. 1 to By-Laws, dated as of July 26, 2001.	10-Q	9/30/01	3	11/13/01
3.4	Amendment No. 2 to By-Laws, dated as of December 20, 2006.	8-K		3.1	12/20/06
4.1	Form of Indenture, dated as of May 22, 2008, between the Company and The Bank of New York Trust Company, N.A., as Trustee.	8-K		4.1	5/22/08
4.2	Form of First Supplemental Indenture, dated as of May 22, 2008, between the Company and The Bank of New York Trust Company, N.A., as Trustee.	8-K		4.2	5/22/08
4.3	Form of Global Note of the Company’s 5.900% Senior Notes due 2013.	8-K		4.2	5/22/08
4.4	Form of Global Note of the Company’s 6.650% Senior Notes due 2018.	8-K		4.2	5/22/08
4.5	Specimen of Class A Common Stock Certificate.					X
10.1	Agreement, dated as of May 31, 1990, between the Company and Canon Inc., and Amendment thereto.*	S-1/A		10.4	11/13/95
10.2	Agreement, dated as of March 26, 1991, between the Company and Hewlett-Packard Company.*	S-1/A		10.5	11/13/95
10.3	Patent Cross-License Agreement, effective October 1, 1996, between the Company and Hewlett-Packard Company.*	10-Q/A	9/30/96	10	11/6/96
10.4	Amended and Restated Lease Agreement, dated as of January 1, 1991, between the Company and IBM, and First Amendment, dated as of March 1, 1991, thereto.	S-1		10.6	9/22/95
10.5	Third Amendment to Lease Agreement, dated as of December 28, 2000, between the Company and IBM.	10-K	12/31/01	10.5	3/19/02

		Incorporated by Reference
Exhibit			Period		Filing	Filed
Number	Exhibit Description	Form	Ending	Exhibit	Date	Herewith

10.6	Credit Agreement, dated as of August 17, 2009, by and among the Company, as Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Citibank, N.A. and SunTrust Bank, as Co-Documentation Agents.	8-K		10.1	8/21/09
10.7	Amendment to Schedule 2.01 of Credit Agreement, effective as of August 26, 2009.	8-K/A		10.2	8/28/09
10.8	Amended and Restated Receivables Purchase Agreement, dated as of October 8, 2004, by and among Lexmark Receivables Corporation (“LRC”), as Seller; CIESCO, LLC (“CIESCO”) and Gotham Funding Corporation (“Gotham”), as the Investors; Citibank, N.A. (“Citibank”) and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch (“BTM”), as the Banks; Citicorp North America, Inc. (“CNAI”) and BTM, as the Investor Agents; CNAI, as Program Agent for the Investors and Banks; and the Company, as Collection Agent and Originator.	8-K		10.1	10/13/04
10.9	Amendment No. 1 to Receivables Purchase Agreement, dated as of October 7, 2005, by and among LRC, as Seller; CIESCO and Gotham, as the Investors; Citibank and BTM, as the Banks; CNAI, as Program Agent; CNAI and BTM, as the Investor Agents; and the Company, as Collection Agent and Originator.	10-Q	9/30/05	10.1	11/1/05
10.10	Amendment No. 2 to Receivables Purchase Agreement, dated as of October 6, 2006, by and among LRC, as Seller; CIESCO and Gotham, as the Investors; Citibank and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (“BTMUFJ”), as the Banks; CNAI, as Program Agent; CNAI and BTMUFJ, as Investor Agents; and the Company, as Collection Agent and Originator.	10-Q	9/30/06	10.1	11/7/06
10.11	Amendment No. 3 to Receivables Purchase Agreement, dated as of March 30, 2007, by and among LRC, as Seller; CIESCO and Gotham, as the Investors; Citibank and BTMUFJ, as the Banks; CNAI, as Program Agent; CNAI and BTMUFJ, as Investor Agents, and the Company, as Collection Agent and Originator.	10-Q	3/31/07	10.2	5/8/07

		Incorporated by Reference
Exhibit			Period		Filing	Filed
Number	Exhibit Description	Form	Ending	Exhibit	Date	Herewith

10.12	Amendment No. 4 to Receivables Purchase Agreement, dated as of October 5, 2007, by and among LRC, as Seller; CIESCO and Gotham, as the Investors; Citibank and BTMUFJ, as the Banks; CNAI, as Program Agent; CNAI and BTMUFJ, as Investor Agents; and the Company, as Collection Agent and Originator.	10-Q	9/30/07	10.1	11/6/07
10.13	Amendment No. 5 to Receivables Purchase Agreement, dated as of October 3, 2008, by and among LRC, as Seller; Gotham, as an Investor; BTMUFJ, as Program Agent, an Investor Agent and a Bank, and the Company, as Collection Agent and Originator.	10-Q	9/30/08	10.2	11/4/08
10.14	Amendment No. 6 to Receivables Purchase Agreement, dated as of October 2, 2009, by and among LRC, as Seller; Gotham, as an Investor; BTMUFJ, as Program Agent, an Investor Agent and a Bank; and the Company, as Collection Agent and Originator.	8-K		10.1	10/2/09
10.15	Amendment No. 7 to Receivables Purchase Agreement, dated as of October 1, 2010, by and among LRC, as Seller; Gotham, as an Investor; Fifth Third Bank, as an Investor Agent and a Bank; BTMUFJ, as Program Agent, an Investor Agent and a Bank; and the Company, as Collection Agent and Originator.	10-Q	9/30/10	10.1	11/3/10
10.16	Purchase and Contribution Agreement, dated as of October 22, 2001, by and between the Company, as Seller, and LRC, as Purchaser.	10-Q	9/30/01	10.2	11/13/01
10.17	Amendment to Purchase and Contribution Agreement, dated as of October 17, 2002, by and between the Company, as Seller, and LRC, as Purchaser.	10-Q	9/30/02	10.2	11/14/02
10.18	Amendment No. 2 to Purchase and Contribution Agreement, dated as of October 20, 2003, by and between the Company, as Seller, and LRC, as Purchaser.	10-Q	9/30/03	10.2	11/10/03
10.19	Amendment No. 3 to Purchase and Contribution Agreement, dated as of October 8, 2004, by and between the Company, as Seller, and LRC, as Purchaser.	8-K		10.2	10/13/04

		Incorporated by Reference
Exhibit			Period		Filing	Filed
Number	Exhibit Description	Form	Ending	Exhibit	Date	Herewith

10.20	Amendment No. 4 to Purchase and Contribution Agreement, dated as of October 7, 2005, by and between the Company, as Seller, and LRC, as Purchaser.	10-Q	9/30/05	10.2	11/1/05
10.21	Amendment No. 5 to Purchase and Contribution Agreement, dated as of October 5, 2007, by and between the Company, as Seller, and LRC, as Purchaser.	10-Q	9/30/07	10.2	11/6/07
10.22	Amendment No. 6 to Purchase and Contribution Agreement, dated as of October 3, 2008, by and between the Company, as Seller, and LRC, as Purchaser.	10-Q	9/30/08	10.3	11/4/08
10.23	Amendment No. 7 to Purchase and Contribution Agreement, dated as of October 2, 2009, by and between the Company, as Seller, and LRC, as Purchaser.	8-K		10.2	10/2/09
10.24	Company Stock Incentive Plan, as Amended and Restated, effective April 23, 2009.+	DEF14A		A	3/6/09
10.25	Form of Non-Qualified Stock Option Agreement pursuant to the Company’s Stock Incentive Plan.+	10-Q	9/30/10	10.2	11/3/10
10.26	Form of Performance-Based Non-Qualified Stock Option Agreement pursuant to the Company’s Stock Incentive Plan.+	10-Q	6/30/09	10.1	8/3/09
10.27	Form of Restricted Stock Unit Agreement pursuant to the Company’s Stock Incentive Plan.+	10-K	12/31/08	10.24	2/27/09
10.28	Form of Performance-Based Restricted Stock Unit Agreement pursuant to the Company’s Stock Incentive Plan.+	8-K		10.1	2/26/10
10.29	Form of 2008-2010 Long-Term Incentive Plan Agreement pursuant to the Company’s Stock Incentive Plan.+	10-Q	9/30/08	10.9	11/4/08
10.30	Company Nonemployee Director Stock Plan, Amended and Restated, effective April 30, 1998.+	10-Q	6/30/98	10.1	8/11/98
10.31	Amendment No. 1 to the Company’s Nonemployee Director Stock Plan, dated as of February 11, 1999.+	10-Q	3/31/99	10.2	5/12/99
10.32	Amendment No. 2 to the Company’s Nonemployee Director Stock Plan, dated as of April 29, 1999.+	10-Q	6/30/99	10.3	8/10/99
10.33	Amendment No. 3 to the Company’s Nonemployee Director Stock Plan, dated as of July 24, 2003.+	10-Q	6/30/03

		Incorporated by Reference
Exhibit			Period		Filing	Filed
Number	Exhibit Description	Form	Ending	Exhibit	Date	Herewith

10.34	Amendment No. 4 to the Company’s Nonemployee Director Stock Plan, dated as of April 22, 2004.+	10-Q	6/30/04
10.35	Amendment No. 5 to the Company’s Nonemployee Director Stock Plan, dated as of December 19, 2008.+	10-K	12/31/08	10.31	2/27/09
10.36	Form of Stock Option Agreement pursuant to the Company’s Nonemployee Director Stock Plan.+	10-Q	6/30/98	10.2	8/11/98
10.37	Company 2005 Nonemployee Director Stock Plan, as Amended and Restated, effective January 1, 2009.+	10-K	12/31/08	10.33	2/27/09
10.38	Form of Non-Qualified Stock Option Agreement pursuant to the Company’s 2005 Nonemployee Director Stock Plan.+	10-Q	9/30/06	10.3	11/7/06
10.39	Form of Initial Restricted Stock Unit Agreement pursuant to the Company’s 2005 Nonemployee Director Stock Plan.+	10-Q	9/30/06	10.4	11/7/06
10.40	Form of Annual Restricted Stock Unit Agreement pursuant to the Company’s 2005 Nonemployee Director Stock Plan.+	10-K	12/31/09	10.37	2/26/10
10.41	Company Senior Executive Incentive Compensation Plan, as Amended and Restated, effective January 1, 2009.+	10-K	12/31/08	10.39	2/27/09
10.42	Form of Employment Agreement for Executive Officers entered into as of October 26, 2010 by and between the Company and each of Paul J. Curlander and Paul A. Rooke and entered into as of November 1, 2010 by and between the Company and each of John W. Gamble, Jr., Martin S. Canning and Ronaldo M. Foresti, and Jeri L. Isbell.+	8-K		10.1	10/27/10
10.43	Form of Change in Control Agreement for the Chief Executive Officer and Executive Vice Presidents entered into as of October 26, 2010 by and between the Company and each of Paul J. Curlander and Paul A. Rooke and entered into as of November 1, 2010 by and between John W. Gamble, Jr. and Martin S. Canning.+	8-K		10.2	10/27/10
10.44	Form of Change in Control Agreement for Vice Presidents entered into as of November 1, 2010 by and between the Company and each of Ronaldo M. Foresti and Jeri L. Isbell.+	8-K		10.3	11/5/10
10.45	Form of Indemnification Agreement for Executive Officers.+	10-Q	9/30/98	10.2	11/12/98
10.46	Form of Indemnification Agreement for Directors.+	8-K		10.1	7/22/10

Incorporated by Reference
Exhibit			Period		Filing	Filed
Number	Exhibit Description	Form	Ending	Exhibit	Date	Herewith

10.47	Description of Compensation Payable to Nonemployee Directors.+	8-K		10.1	2/24/11
12.1	Computation of Ratio of Earnings to Fixed Charges.					X
21	Subsidiaries of the Company.					X
23	Consent of PricewaterhouseCoopers LLP.					X
24	Power of Attorney.					X
31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statement of Earnings for the years ended December 31, 2010, 2009 and 2008, (ii) the Consolidated Statement of Financial Position at December 31, 2010 and December 31, 2009, (iii) the Consolidated Statement of Cash Flows for the years ended December 31, 2010, 2009 and 2008, (iv) the Consolidated Statement of Stockholders’ Equity and Comprehensive Earnings for the years ended December 31, 2010, 2009 and 2008, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.§					X

*	Confidential treatment previously granted by the Securities and Exchange Commission.

+	Indicates management contract or compensatory plan, contract or arrangement.

§	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.