Form 10-Q
period 2011-03-31
LEXMARK INTERNATIONAL INC /KY/
filed 2011-05-09
CIK 1001288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2011

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

The registrant had 79,227,818 shares outstanding (excluding shares held in treasury) of Class A Common Stock, par value $0.01 per share, as of the close of business on April 29, 2011.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

		Page of Form 10-Q
	PART I – FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS
	Consolidated Condensed Statements of Earnings
	Three Months Ended March 31, 2011 and 2010	2
	Consolidated Condensed Statements of Financial Position
	As of March 31, 2011 and December 31, 2010	3
	Consolidated Condensed Statements of Cash Flows
	Three Months Ended March 31, 2011 and 2010	4
	Notes to Consolidated Condensed Financial Statements	5
Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	27
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	43
Item 4.	CONTROLS AND PROCEDURES	44

	PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	45
Item 1A.	RISK FACTORS	45
Item 6.	EXHIBITS	45

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

PART I – FINANCIAL INFORMATION

Item 1.              FINANCIAL STATEMENTS

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31
	2011	2010

Revenue	$1,034.4	$1,042.9
Cost of revenue	645.0	658.1
Gross profit	389.4	384.8

Research and development	90.9	89.5
Selling, general and administrative	186.9	158.7
Restructuring and related charges (reversals)	(1.6)	3.3
Operating expense	276.2	251.5
Operating income	113.2	133.3

Interest (income) expense, net	7.5	6.6
Other (income) expense, net	0.1	0.9
Net impairment losses on securities	-	0.2
Earnings before income taxes	105.6	125.6

Provision for income taxes	22.3	30.3
Net earnings	$83.3	$95.3

Net earnings per share:
Basic	$1.06	$1.21
Diluted	$1.04	$1.20

Shares used in per share calculation:
Basic	78.9	78.4
Diluted	79.8	79.1

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
(In Millions, Except Par Value)
(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$308.8	$337.5
Marketable securities	960.2	879.7
Trade receivables, net of allowances of $34.0 in 2011 and $32.8 in 2010	482.2	479.6
Inventories	364.8	366.1
Prepaid expenses and other current assets	220.9	206.7
Total current assets	2,336.9	2,269.6

Property, plant and equipment, net	906.1	904.8
Marketable securities	17.7	18.0
Goodwill	187.7	187.3
Intangibles, net	149.9	155.3
Other assets	168.6	170.2
Total assets	$3,766.9	$3,705.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$564.3	$535.3
Accrued liabilities	651.7	711.0
Total current liabilities	1,216.0	1,246.3

Long-term debt	649.2	649.1
Other liabilities	399.3	415.5
Total liabilities	2,264.5	2,310.9

Contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1.6 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value:
Class A, 900.0 shares authorized; 79.1 and 78.6 outstanding in 2011 and 2010, respectively	0.9	0.9
Class B, 10.0 shares authorized; no shares issued and outstanding	-	-
Capital in excess of par	849.7	841.5
Retained earnings	1,263.1	1,179.8
Treasury stock, net; at cost; 15.1 shares in 2011 and 2010	(404.4)	(404.4)
Accumulated other comprehensive loss	(206.9)	(223.5)
Total stockholders' equity	1,502.4	1,394.3
Total liabilities and stockholders' equity	$3,766.9	$3,705.2

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Three Months Ended March 31
	2011	2010
Cash flows from operating activities:
Net earnings	$83.3	$95.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	51.4	46.0
Deferred taxes	(2.4)	7.2
Stock-based compensation expense	5.8	1.2
Other	2.5	(0.2)
Change in assets and liabilities:
Trade receivables	(2.6)	(15.9)
Inventories	1.3	22.2
Accounts payable	29.0	5.6
Accrued liabilities	(59.9)	(0.6)
Other assets and liabilities	(23.2)	(14.9)
Net cash flows provided by operating activities	85.2	145.9

Cash flows from investing activities:
Purchases of property, plant and equipment	(36.3)	(42.9)
Purchases of marketable securities	(404.0)	(453.1)
Proceeds from sales/maturities of marketable securities	323.5	280.0
Purchases of companies net of cash acquired	-	(6.7)
Other	-	0.5
Net cash flows used for investing activities	(116.8)	(222.2)

Net cash flows provided by (used for) financing activities	2.2	(10.2)
Effect of exchange rate changes on cash	0.7	(1.2)
Net change in cash and cash equivalents	(28.7)	(87.7)
Cash and cash equivalents - beginning of period	337.5	459.3
Cash and cash equivalents - end of period	$308.8	$371.6

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(In Millions, Except Per Share Amounts)
(Unaudited)

1.           BASIS OF PRESENTATION

The accompanying interim Consolidated Condensed Financial Statements are unaudited; however, in the opinion of management of Lexmark International, Inc. (together with its subsidiaries, the “Company” or “Lexmark”), all adjustments necessary for a fair statement of the interim financial results have been included. All adjustments included were of a normal recurring nature. The results for the interim periods are not necessarily indicative of results to be expected for the entire year. The Consolidated Condensed Statements of Financial Position data as of December 31, 2010 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). The Company filed with the Securities and Exchange Commission audited consolidated financial statements for the year ended December 31, 2010, on Form 10-K, which included all information and notes necessary for such presentation. Accordingly, these financial statements and notes should be read in conjunction with the Company’s audited annual consolidated financial statements for the year ended December 31, 2010.

Certain prior year amounts have been reclassified, if applicable, to conform to the current presentation.

Refer to Note 3 for information regarding the first quarter 2011 measurement period adjustment applied retrospectively to the Consolidated Condensed Statements of Financial Position related to the acquisition of Perceptive Software, Inc. in the second quarter of 2010.

Refer to Note 16 for a discussion of accounting changes in the first quarter of 2011 required by updates to the Accounting Standards Codification (“ASC”). The updates are related to the accounting for multiple-deliverable revenue arrangements.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	March 31, 2011				December 31, 2010
		Based on				Based on
		Quoted prices in	Other observable	Unobservable		Quoted prices in	Other observable	Unobservable
		active markets	inputs	inputs		active markets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)	Fair value	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Government & agency debt securities	$309.4	$208.4	$101.0	$-	$306.8	$243.1	$63.7	$-
Corporate debt securities	560.5	52.4	507.2	0.9	483.7	21.5	459.4	2.8
AB & MB securities	90.3	-	84.2	6.1	89.2	-	82.5	6.7
Total available-for-sale marketable securities - ST	960.2	260.8	692.4	7.0	879.7	264.6	605.6	9.5

Foreign currency derivatives (1)	0.2	-	0.2	-	4.2	-	4.2	-

Auction rate securities - municipal debt	14.4	-	-	14.4	14.5	-	-	14.5
Auction rate securities - preferred	3.3	-	-	3.3	3.5	-	-	3.5
Total available-for-sale marketable securities - LT	17.7	-	-	17.7	18.0	-	-	18.0
Total	$978.1	$260.8	$692.6	$24.7	$901.9	$264.6	$609.8	$27.5
AB = Asset-backed
MB = Mortgage-backed

(1) Foreign currency derivative assets are included in Prepaid expenses and other current assets on the Consolidated Condensed Statements of Financial Position. See Note 13 for disclosure of derivative assets and liabilities on a gross basis.

Excluded from the 2011 table above were financial instruments included in Cash and cash equivalents on the Consolidated Condensed Statements of Financial Position. The Company’s policy is to consider all highly liquid investments with an original maturity of three months or less at the Company’s date of purchase to be cash equivalents. Investments considered cash equivalents included approximately $170.8 million of money market funds, $24.4 million of U.S. government and agency securities and $1.3 million of corporate debt securities at March 31, 2011. Excluded from the 2010 table above were financial instruments included in Cash and cash equivalents on the Consolidated Condensed Statements of Financial Position. Investments considered cash equivalents included approximately $132.7 million of money market funds, $63.1 million of US government and agency debt securities and $12.3 million of corporate debt securities at December 31, 2010. The amortized cost of these investments closely approximates fair value in accordance with the Company’s policy regarding cash equivalents. Fair value of these instruments is readily determinable using the methods described below for marketable securities or, in the case of money market funds, based on the fair value per share (unit) determined and published as the basis for current transactions.

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the quarter ended March 31, 2011:

Three Months Ended, March 31, 2011	Total Level 3	Corporate debt	AB and MB	ARS - muni debt	ARS - preferred
	securities	securities	securities	securities	securities
Balance, beginning of period	$27.5	$2.8	$6.7	$14.5	$3.5
Realized and unrealized gains/(losses) included in earnings	-	-	-	-	-
Unrealized gains/(losses) included in OCI - OTTI securities	0.1	0.1	(0.1)	0.1	-
Unrealized gains/(losses) included in OCI - All other	(0.1)	-	0.1	-	(0.2)
Purchases	-	-	-	-	-
Sales and redemptions	(2.8)	(2.0)	(0.6)	(0.2)	-
Transfers in	-	-	-	-	-
Transfers out	-	-	-	-	-
Balance, end of period	$24.7	$0.9	$6.1	$14.4	$3.3

OCI = Other comprehensive income
OTTI = Other-than-temporary impairment
AB = Asset-backed
MB = Mortgage-backed
ARS = Auction rate security

There were no realized and unrealized losses included in earnings during the first quarter of 2011 related to Level 3 securities held by the Company at March 31, 2011.

For purposes of comparison, the following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the quarter ended March 31, 2010:

Three Months Ended, March 31, 2010	Total Level 3	Corporate debt	AB and MB	ARS - muni debt	ARS - preferred
	securities	securities	securities	securities	securities
Balance, beginning of period	$25.4	$1.0	$2.4	$18.6	$3.4
Realized and unrealized gains/(losses) included in earnings	(0.1)	-	(0.1)	-	-
Unrealized gains/(losses) included in OCI - OTTI securities	0.7	0.2	0.2	0.3	-
Unrealized gains/(losses) included in OCI - All other	0.1	-	0.1	-	-
Purchases	4.4	4.4	-	-	-
Sales and redemptions	(0.7)	-	(0.6)	(0.1)	-
Transfers in	10.4	5.1	5.3	-	-
Transfers out	-	-	-	-	-
Balance, end of period	$40.2	$10.7	$7.3	$18.8	$3.4

OCI = Other comprehensive income
OTTI = Other-than-temporary impairment
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

Transfers

The Company reviews the levels assigned to its fair value measurements on a quarterly basis and recognizes transfers between levels of the fair value hierarchy as of the beginning of the quarter in which the transfer occurs.

2011
The Company transferred, on a gross basis, $22.2  million from Level 1 to Level 2 due to lower levels of market activity for certain U.S. agency debt securities noted during the first quarter of 2011. The fair values of the Company’s U.S. agency debt securities are generally categorized as Level 1 but may be downgraded based on the Company’s assessment of market activity for individual securities. The Company also transferred from Level 2 to Level 1, on a gross basis, $15.9 million of corporate debt securities due to trading volumes sufficient to indicate an active market for the securities.

2010
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

The Company uses multiple third parties to report the fair values of the securities in which Lexmark is invested, though the responsibility of valuation remains with the Company’s management. Most of the securities’ fair values are based upon a consensus price method, whereby prices from a variety of industry data providers are input into a distribution-curve based algorithm to determine the most appropriate fair value. The Company utilizes various sources of pricing as well as trading and other market data in its process of corroborating fair values and testing default level assumptions. The Company assesses the quantity of pricing sources available, variability in the prices provided, trading activity, and other relevant data in performing this process.

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

Auction Rate Securities

The Company’s auction rate securities for which recent auctions were unsuccessful are made up of student loan revenue bonds valued at $8.8 million, municipal sewer and airport revenue bonds valued at $5.6 million, and auction rate preferred stock valued at $3.3 million at March 31, 2011. The Company’s auction rate securities for which recent auctions were unsuccessful are made up of student loan revenue bonds valued at $9.0 million, municipal sewer and airport revenue bonds valued at $5.5 million, and auction rate preferred stock valued at $3.5 million at December 31, 2010.

At March 31, 2011, the Company’s auction rate securities for which recent auctions were unsuccessful were valued using a discounted cash flow model based on the characteristics of the individual securities, which the Company believes yields the best estimate of fair value. The first step in the valuation included a credit analysis of the security which considered various factors including the credit quality of the issuer (and insurer if applicable), the instrument’s position within the capital structure of the issuing authority, and the composition of the authority’s assets including the effect of insurance and/or government guarantees. Next, the future cash flows of the instruments were projected based on certain assumptions regarding the auction rate market significant to the valuation including (1) the auction rate market will remain illiquid and auctions will continue to fail causing the interest rate to be the maximum applicable rate and (2) the securities will not be redeemed. These assumptions resulted in discounted cash flow analysis being performed through the legal maturities of most of the securities, ranging from July 2032 through January 2040, or in the case of the auction rate preferred stock, through the mandatory redemption date of December 2021. The projected cash flows were then discounted using the applicable yield curve plus a 250 basis point liquidity premium added to the applicable discount rate. Different assumptions were used for one of the Company’s municipal bonds due to the distressed financial conditions of both the issuer and the insurer. The fair value of this security was $2.2 million, and was primarily based on the expected recoveries that holders could realize from bankruptcy proceedings after a likely work out period of two years.

Subsequent to the March 31, 2011 reporting date, but before the issuance of the Company’s financial statements, the Company received notification that one of its auction rate securities will be fully called at par during the second quarter of 2011. The $4 million investment was valued at $3.3 million based on facts and circumstances that existed at March 31, 2011 and was classified as Level 3.

Derivatives

The Company employs a foreign currency risk management strategy that periodically utilizes derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates.  Fair values for the Company’s derivative financial instruments are based on pricing models or formulas using current market data. Variables used in the calculations include forward points and spot rates at the time of valuation. Because of the very short duration of the Company’s transactional hedges (three months or less) and minimal risk of nonperformance, the settlement price and exit price should approximate one another. At March 31, 2011 and December 31, 2010, all of the Company's forward exchange contracts were designated as Level 2 measurements in the fair value hierarchy. Refer to Note 13 to the Consolidated Condensed Financial Statements for more information regarding the Company’s derivatives.

Senior Notes

In May 2008, the Company issued $350 million of five-year fixed rate senior unsecured notes and $300 million of ten-year fixed rate senior unsecured notes.

At March 31, 2011, the fair values of the Company’s five-year and ten-year notes were estimated to be $373.4 million and $325.4 million, respectively, based on the prices the bonds have recently traded in the market as well as the overall market conditions on the date of valuation. The $698.8 million total fair value of the debt is not recorded on the Company’s Consolidated Condensed Statements of Financial Position and is therefore excluded from the 2011 fair value table above. The total carrying value of the senior notes, net of $0.8 million discount, was $649.2 million on the March 31, 2011 Consolidated Condensed Statements of Financial Position.

At December 31, 2010, the fair values of the Company’s five-year and ten-year notes were estimated to be $373.1 million and $320.7 million, respectively. The $693.8 million total fair value of the debt is not recorded on the Company’s Consolidated Condensed Statements of Financial Position and is therefore excluded from the 2010 fair value table above. The total carrying value of the senior notes, net of $0.9 million discount, was $649.1 million on the December 31, 2010 Consolidated Condensed Statements of Financial Position.

Other Financial Instruments

The fair values of cash and cash equivalents, trade receivables and accounts payable approximate their carrying values due to the relatively short-term nature of the instruments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis Subsequent to Initial Recognition

2011
Fair Value Measurements Using
		Quoted prices in	Other observable	Unobservable	Total gains	Total gains
		active markets	inputs	inputs	(losses)	(losses)
	Fair value	(Level 1)	(Level 2)	(Level 3)	1st Qtr 2011	YTD 2011

Long-lived assets held for sale	$ 2.6	$ -	$ -	$ 2.6	$ (1.0)	$ (1.0)

There were no material fair value adjustments to assets or liabilities measured at fair value on a nonrecurring basis subsequent to initial recognition during 2010.

Long-lived assets held for sale

Related to the April 2009 restructuring plan, the Company’s inkjet cartridge manufacturing facility in Juarez, Mexico qualified as held for sale in the first quarter of 2010. During the first quarter of 2011, in accordance with the guidance on accounting for the impairment or disposal of long-lived assets, the building and land with a carrying value of $4 million ($3 million in previous periods due to foreign currency translation) were written down to their fair value less cost to sell of $3 million, resulting in a loss of $1 million. The loss is included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings. The asset is included in Property, plant and equipment, net on the Consolidated Condensed Statements of Financial Position. Fair value was estimated using a market approach, based on available data for transactions in the region as well as the asking price of a comparable property. The decrease in fair value was driven by the worsening of the industrial market in Juarez. The Company previously considered an income approach as well, based on a hypothetical leasing arrangement, in its estimation of fair value. However, given the high vacancy and low demand for space in the region at this time, the income approach was not considered in the most recent determination of fair value.

Related to the 2007 restructuring plan, the Company’s Orleans, France facility qualified as held for sale in the second quarter of 2009. The asset is included in Property, plant and equipment, net on the Consolidated Condensed Statements of Financial Position at the lower of its carrying amount or fair value less costs to sell in accordance with guidance on accounting for the impairment or disposal of long-lived assets. The carrying value of the building and land held for sale was approximately $7 million at March 31, 2011. The fair value of the site is estimated to be in the range of $7 million to $8 million based on non-binding price quotes from a market participant and considering the highest and best use of the asset for sale. A letter of commitment was signed in the first quarter of 2010 obligating the potential buyer to 10% of the $7 million sale price. The Company believes it will complete the sale of the facility in 2011. There were no fair value adjustments recorded in 2011 related to the site held for sale.

3.           BUSINESS COMBINATIONS

Acquisition of Perceptive Software, Inc.

On June 7, 2010, the Company acquired all issued and outstanding stock of Perceptive Software, Inc. (“Perceptive Software”) for $280 million in cash, or $266.8 million net of cash acquired. Perceptive Software is a leading provider of enterprise content management (“ECM”) software and solutions. The acquisition builds upon and strengthens Lexmark’s current industry-focused document workflow solutions and managed print services and enables the Company to immediately participate in the adjacent, growing market segment of ECM software solutions. The disclosures required under the guidance for business combinations were provided in the Notes to Consolidated Financial Statements filed with the Securities and Exchange Commission for the year ended December 31, 2010 on Form 10-K.

The following table summarizes the assets acquired and liabilities assumed as of the acquisition date, including the effect of the measurement period adjustment recorded in the first quarter of 2011 discussed below.

Cash	$13.2
Trade receivables, net	26.2
Other assets	5.1
Property, plant, & equipment	3.5
Identifiable intangible assets	145.9
Deferred tax liability, net (*)	(53.2)
Accounts payable	(2.5)
Deferred revenue	(2.4)
Long-term debt	(3.1)
Other liabilities	(14.5)
Total identifiable net assets	118.2
Goodwill	161.8
Total purchase price	$280.0

(*) Deferred tax liability, net primarily relates to purchased identifiable intangible assets and is shown net of deferred tax assets.

A change to the acquisition date value of the identifiable net assets during the measurement period (up to one year from the acquisition date) affects the amount of the purchase price allocated to goodwill. Changes to the purchase price allocation are adjusted retrospectively to the consolidated financial results. The values above include a measurement period adjustment recorded in the first quarter of 2011 affecting Goodwill by $2.2 million and Deferred tax liability, net by $(2.2) million. The measurement period adjustment was recorded based on information obtained subsequent to the acquisition related to certain income tax matters contemplated by the Company at the acquisition date. The December 31, 2010 balances for Goodwill and Other assets on the Consolidated Condensed Statements of Financial Position have been revised to include the effect of the measurement period adjustment.

The Company began amortizing its in-process technology asset, valued at $1.9 million as part of the acquisition of Perceptive Software, during the first quarter of 2011 upon completion of the project. The estimated amortization expense related to in-process technology for full year 2011 is $0.4 million.

Other Acquisitions

On March 29, 2010 the Company acquired certain assets and rights of a privately held company for $6.7 million cash consideration. The acquired group consisted mostly of technology and other related assets and processes to be utilized in the Company’s Imaging Solutions and Services (“ISS”) segment.

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

The October 2009 Restructuring Plan is expected to impact about 770 positions worldwide.  Total pre-tax charges of approximately $70 million are expected for the October 2009 Restructuring Plan with $66.5 million of total charges incurred to date. Approximately $3 million of remaining charges are expected to be incurred in 2011.  The Company expects the total cash cost of the October 2009 Restructuring Plan to be approximately $60 million.

The Company expects to incur total charges related to the October 2009 Restructuring Plan of approximately $56.3 million in ISS and approximately $13.7 million in All other.

Impact to 2011 and 2010 Financial Results

For the three months ended March 31, 2011 and 2010, the Company incurred charges (reversals) for the October 2009 Restructuring Plan as follows:

	2011	2010
Accelerated depreciation charges	$0.1	$1.0
Employee termination benefit charges (reversals)	(1.6)	1.2
Contract termination and lease charges	-	2.8
Total restructuring-related charges (reversals)	$(1.5)	$5.0

Accelerated depreciation charges for the October 2009 Restructuring Plan and all of the other restructuring plans were determined in accordance with FASB guidance on accounting for the impairment or disposal of long-lived assets.  For the three months ended March 31, 2011 and 2010, the Company recorded $0.1 million and $1.0 million of accelerated depreciation charges in Selling, general and administrative and Cost of Revenue, respectively, on the Consolidated Condensed Statements of Earnings.

Employee termination benefit charges and contract termination and lease charges for the October 2009 Restructuring Plan and all of the other restructuring plans were recorded in accordance with FASB guidance on employers’ accounting for postemployment benefits and guidance on accounting for costs associated with exit or disposal activities, as appropriate.  For the three months ended March 31, 2011 and 2010, employee termination benefit charges (reversals), which include severance, medical and other benefits, and contract termination and lease charges are included in Restructuring and related charges (reversals) on the Consolidated Condensed Statements of Earnings.

For the three months ended March 31, 2011, the $1.6 million reversal for employee termination benefit charges is due primarily to revisions in assumptions.

For the three months ended March 31, 2011, the Company incurred restructuring-related reversals of $(1.4) million in ISS and $(0.1) million in All other. For the three months ended March 31, 2010, the Company incurred restructuring-related charges of $4.8 million in ISS and $0.2 million in All other.

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits and contract termination and lease charges in connection with the October 2009 Restructuring Plan.  Of the total $15.4 million restructuring liability, $12.6 million is included in Accrued liabilities and $2.8 million is included in Other liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

	Employee Termination Benefits	Contract Termination & Lease Charges	Total
Balance at January 1, 2011	$24.2	$1.1	$25.3
Payments & Other (1)	(8.3)	(0.1)	(8.4)
Reversals (2)	(1.5)	-	(1.5)
Balance at March 31, 2011	$14.4	$1.0	$15.4
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

Impact to 2011 and 2010 Financial Results

For the three months ended March 31, 2011 and 2010, the Company incurred charges (reversals) for the Company’s Other Restructuring Actions as follows:

	2011	2010
Accelerated depreciation charges	$-	$2.1
Impairment of long-lived assets held for sale	1.0	-
Employee termination benefit charges (reversals)	-	(0.7)
Total restructuring-related charges	$1.0	$1.4

In the three months ended March 31, 2011, the Company recorded an impairment charge of $1.0 million related to its manufacturing facility in Juarez, Mexico held for sale for which the current fair value has fallen below the carrying value.  The asset impairment charge was determined in accordance with the FASB guidance on accounting for the impairment or disposal of long-lived assets and is included in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings.

For the three months ended March 31, 2010, accelerated depreciation charges are included in Cost of revenue, and employee termination benefit charges (reversals) are included in Restructuring and related charges (reversals) on the Consolidated Condensed Statements of Earnings.

For the three months ended March 31, 2011, the Company incurred restructuring-related charges of $1.0 million in ISS.  For the three months ended March 31, 2010, the Company incurred restructuring-related charges (reversals) of $1.7 million in ISS and ($0.3) million in All other.

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits and contract termination and lease charges in connection with the Company’s Other Restructuring Actions.  The liability is included in Accrued liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

Employee Termination Benefits
Balance at January 1, 2011	$2.3
Payments & Other (1)	(1.3)
Balance at March 31, 2011	$1.0
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

As of March 31, 2011, the Company’s available-for-sale Marketable securities had gross unrealized gains and losses of $4.5 million and $3.7 million, respectively, and consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Auction rate securities - municipal debt	$15.5	$0.8	$(1.9)	$14.4
Corporate debt securities	559.8	2.6	(0.6)	561.8
Gov't and agency debt securities	333.6	0.4	(0.2)	333.8
Asset-backed and mortgage-backed securities	89.9	0.7	(0.3)	90.3
Total debt securities	998.8	4.5	(3.0)	1,000.3
Auction rate securities - preferred	4.0	-	(0.7)	3.3
Total security investments	1,002.8	4.5	(3.7)	1,003.6
Cash equivalents	(25.7)	-	-	(25.7)
Total marketable securities	$977.1	$4.5	$(3.7)	$977.9

At December 31, 2010, the Company’s available-for-sale Marketable securities had gross unrealized gains and losses of $4.6 million and $3.7 million, respectively, with an estimated fair value of $897.7 million excluding $75.4 million of cash equivalents.

Although contractual maturities of the Company’s investment in debt securities may be greater than one year, the majority of investments are classified as Current assets in the Consolidated Condensed Statements of Financial Position due to the Company’s ability to use these investments for current liquidity needs if required.  As of March 31, 2011, and December 31, 2010, auction rate securities of $17.7 million and $18.0 million, respectively, are classified in noncurrent assets due to the fact that the securities have experienced unsuccessful auctions and that poor debt market conditions have reduced the likelihood that the securities will successfully auction within the next 12 months. Subsequent to the March 31, 2011 reporting date, but before the issuance of the Company’s financial statements, the Company received notification that one of its auction rate securities will be fully called at par during the second quarter of 2011. The $4 million investment was valued at $3.3 million based on facts and circumstances that existed at March 31, 2011 and was included in noncurrent assets on the Consolidated Condensed Statements of Financial Position. The contractual maturities of the Company’s available-for-sale marketable securities noted above are shown below.  Expected maturities may differ from final contractual maturities for certain securities that allow for call or prepayment provisions.

	March 31, 2011		December 31, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in less than one year	$250.6	$251.1	$279.9	$280.2
Due in 1-5 years	706.5	708.2	645.5	647.5
Due after 5 years	45.7	44.3	46.8	45.4
Total available-for-sale marketable securities	$1,002.8	$1,003.6	$972.2	$973.1

For the three months ended March 31, 2011, proceeds from the sales and maturities of the Company’s available-for-sale marketable securities were $258.0 million and $65.5 million, respectively.  For the three months ended March 31, 2010, proceeds from the sales and maturities of the Company’s available-for-sale marketable securities were $216.8 million and $63.2 million, respectively.

For the three months ended March 31, 2011, the Company recognized $0.5 million in net gains on its marketable securities; all of which is realized gains due to sales and maturities and is included in Other (income) expense, net on the Consolidated Condensed Statements of Earnings.  The Company uses the specific identification method when accounting for the costs of its available-for-sale marketable securities sold.

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

Impairment

The FASB guidance on the recognition and presentation of OTTI requires that credit related OTTI on debt securities be recognized in earnings while noncredit related OTTI of debt securities not expected to be sold be recognized in other comprehensive income.  For the three months ended March 31, 2011, the Company incurred no OTTI on its debt securities.

The table below presents a cumulative rollforward of the amount related to credit losses recognized in earnings for other-than-temporary impairments:

Beginning balance of amounts related to credit losses, January 1, 2011	$2.7
Credit losses on debt securities for which OTTI was not previously recognized	-
Additional credit losses on debt securities for which OTTI was previously recognized	-
Reductions for securities sold in the period for which OTTI was previously recognized	-
Ending balance of amounts related to credit losses, March 31, 2011	$2.7

The following table provides information at March 31, 2011, about the Company’s marketable securities with gross unrealized losses for which no other-than-temporary impairment has been incurred, and the length of time that individual securities have been in a continuous unrealized loss position.  The gross unrealized loss of $3.5 million, pre-tax, is recognized in accumulated other comprehensive income:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Auction rate securities	$-	$-	$15.5	$(2.6)	$15.5	$(2.6)
Corporate debt securities	184.2	(0.5)	4.2	-	188.4	(0.5)
Asset-backed and mortgage-backed securities	21.5	(0.1)	2.9	(0.1)	24.4	(0.2)
Government and Agency	125.3	(0.2)	-	-	125.3	(0.2)
Total	$331.0	$(0.8)	$22.6	$(2.7)	$353.6	$(3.5)

The table below provides information at March 31, 2011, about the Company’s marketable securities with gross unrealized losses for which other-than-temporary impairment has been incurred, and the length of time that individual securities have been in a continuous unrealized loss position.  The gross unrealized loss of $0.2 million, pre-tax, is recognized in accumulated other comprehensive income:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Corporate debt securities	$-	$-	$0.1	$(0.1)	$0.1	$(0.1)
Asset-backed and mortgage-backed securities	-	-	0.2	(0.1)	0.2	(0.1)
Total	$-	$-	$0.3	$(0.2)	$0.3	$(0.2)

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

Corporate debt securities

Unrealized losses on the Company’s corporate debt securities are attributable to current economic conditions and are not due to credit quality.  Because the Company does not intend to sell and will not be required to sell the securities before recovery of their net book values, which may be at maturity, the Company does not consider securities in its corporate debt portfolio to be other-than-temporarily impaired at March 31, 2011.

Asset-backed and mortgage-backed securities

Credit losses for the asset-backed and mortgage-backed securities are derived by examining the significant drivers that affect loan performance such as pre-payment speeds, default rates, and current loan status.  These drivers are used to apply specific assumptions to each security and are further divided in order to separate the underlying collateral into distinct groups based on loan performance characteristics.  For instance, more weight is placed on higher risk categories such as collateral that exhibits higher than normal default rates, those loans originated in high risk states where home appreciation has suffered the most severe correction, and those loans which exhibit longer delinquency rates.  Based on these characteristics, collateral-specific assumptions are applied to build a model to project future cash flows expected to be collected.  These cash flows are then discounted at the current yield used to accrete the beneficial interest, which approximates the effective interest rate implicit in the bond at the date of acquisition for those securities purchased at par.   The unrealized losses on the Company’s remaining asset-backed and mortgage-backed securities are due to constraints in market liquidity for certain portions of these sectors in which the Company has investments, and are not due to credit quality.  Because the Company does not intend to sell the securities before recovery of their net book values, the Company does not consider the remainder of its asset-backed and mortgage-backed debt portfolio to be other-than-temporarily impaired at March 31, 2011.

Government and Agency securities

The unrealized losses on the Company’s investments in government and agency securities are the result of interest rate effects. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their net book values, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2011.

6.           INVENTORIES

Inventories consist of the following:
	March 31 2011	December 31 2010
Work in process	$49.0	$61.6
Finished goods	315.8	304.5
Inventories	$364.8	$366.1

7.           AGGREGATE WARRANTY LIABILITY

Changes in the Company’s warranty liability for standard warranties and deferred revenue for extended warranties are presented in the tables below:

Warranty Liability:
	2011	2010
Balance at January 1	$52.2	$46.6
Accruals for warranties issued	21.0	19.1
Accruals related to pre-existing warranties (including changes in estimates)	(0.2)	2.5
Settlements made (in cash or in kind)	(21.5)	(19.7)
Balance at March 31	$51.5	$48.5

Deferred service revenue:
	2011	2010
Balance at January 1	$185.7	$195.9
Revenue deferred for new extended warranty contracts	26.0	21.3
Revenue recognized	(26.3)	(22.7)
Balance at March 31	$185.4	$194.5
Current portion	88.6	83.8
Non-current portion	96.8	110.7
Balance at March 31	$185.4	$194.5

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

8.           INCOME TAXES

The Provision for income taxes for the three months ended March 31, 2011 was $22.3 million or an effective tax rate of 21.1%, compared to $30.3 million or an effective tax rate of 24.1% for the three months ended March 31, 2010.  For the three months ended March 31, 2011, the Company reduced income tax expense by $2.4 million in recognition of an anticipated tax benefit from the repatriation of foreign earnings.  Excluding discrete tax items, the tax rate was also impacted by the shift in the expected geographic distribution of earnings for 2011 (1.0 percentage point increase from quarter to quarter) offset by the fact that the U.S. research and experimentation tax credit was not in effect during the first quarter of 2010 but was in effect during the first quarter of 2011 (1.1 percentage point decrease from quarter to quarter).

9.           STOCKHOLDERS’ EQUITY

In May 2008, the Company received authorization from the Board of Directors to repurchase an additional $750 million of its Class A Common Stock for a total repurchase authority of $4.65 billion. As of March 31, 2011, there was approximately $491 million of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. The Company did not repurchase any shares of its Class A Common Stock during the three months ended March 31, 2011 and 2010. As of March 31, 2011, since the inception of the program in April 1996, the Company had repurchased approximately 91.6 million shares of its Class A Common Stock for an aggregate cost of approximately $4.16 billion. As of March 31, 2011, the

Company had reissued approximately 0.5 million shares of previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million, 16.0 million and 16.0 million shares of treasury stock in 2005, 2006 and 2008, respectively, the net treasury shares outstanding at March 31, 2011, were 15.1 million.

10.           OTHER COMPREHENSIVE EARNINGS (LOSS)

Comprehensive earnings (loss), net of taxes, consist of the following:
	Three Months Ended March 31
	2011	2010
Net earnings	$83.3	$95.3
Other comprehensive earnings (loss):
Foreign currency translation adjustment	14.6	(0.7)
Pension or other postretirement benefits	2.1	(0.1)
Net unrealized gain on marketable securities - OTTI	0.1	0.7
Net unrealized gain on marketable securities	(0.2)	0.3
Comprehensive earnings	$99.9	$95.5

Accumulated other comprehensive (loss) earnings consist of the following:

	Foreign Currency Translation Adjustment	Pension or Other Postretirement Benefits	Net Unrealized (Loss) Gain on Marketable Securities - OTTI	Net Unrealized Gain on Marketable Securities	Accumulated Other Comprehensive (Loss) Earnings
Balance at December 31, 2010	$9.2	$(233.9)	$0.6	$0.6	$(223.5)
Change	14.6	2.1	0.1	(0.2)	16.6
Balance at March 31, 2011	$23.8	$(231.8)	$0.7	$0.4	$(206.9)

11.           EARNINGS PER SHARE (“EPS”)

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations:

	Three Months Ended March 31
	2011	2010
Numerator:
Net earnings	$83.3	$95.3
Denominator:
Weighted average shares used to compute basic EPS	78.9	78.4
Effect of dilutive securities -
Employee stock plans	0.9	0.7
Weighted average shares used to compute diluted EPS	79.8	79.1

Basic net EPS	$1.06	$1.21
Diluted net EPS	$1.04	$1.20

Restricted stock units and stock options totaling an additional 6.1 million and 8.7 million shares of Class A Common Stock for the three months ended March 31, 2011 and 2010, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

In addition to the 6.1 million antidilutive shares for the three months ended March 31, 2011, mentioned above, unvested restricted stock units with a performance condition that were granted in the first quarter of 2011 were also excluded from the computation of diluted earnings per share. According to FASB guidance on earnings per share, contingently issuable shares are excluded from the computation of diluted EPS if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. If the performance condition were to become satisfied based on actual financial results and the performance awards would have a dilutive impact on EPS, the performance awards included in the diluted EPS calculation would be in the range of 0.1 million to 0.3 million shares depending on the level of achievement.

12.           EMPLOYEE PENSION AND POSTRETIREMENT PLANS

The components of the net periodic benefit cost for both the pension and postretirement plans for the three months ended March 31, 2011 and 2010 were as follows:

Pension Benefits:	Three Months Ended March 31
	2011	2010
Service cost	$0.8	$0.8
Interest cost	9.8	10.3
Expected return on plan assets	(11.3)	(11.9)
Amortization of net loss	5.2	4.8
Net periodic benefit cost	$4.5	$4.0

Other Postretirement Benefits:	Three Months Ended March 31
	2011	2010
Service cost	$0.3	$0.3
Interest cost	0.5	0.6
Amortization of prior service (benefit) cost	(0.9)	(0.9)
Amortization of net loss	-	0.1
Net periodic benefit cost	$(0.1)	$0.1

The Company currently expects to contribute approximately $30 million to its pension and other postretirement plans in 2011. As of March 31, 2011, $14 million of contributions have been made.

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

Lexmark uses fair value hedges to reduce the potentially adverse effects that market volatility may have on its operating results.  Fair value hedges are hedges of recognized assets or liabilities. Lexmark enters into forward exchange contracts to hedge accounts receivable, accounts payable and other monetary assets and liabilities. The forward contracts used in this program generally mature in three months or less, consistent with the underlying asset or liability. Foreign exchange forward contracts may be used as fair value hedges in situations where derivative instruments expose earnings to further changes in exchange rates. Although the Company has historically used interest rate swaps to convert fixed rate financing activities to variable rates, there were no interest rate swaps outstanding as of March 31, 2011.

Net outstanding notional amount of derivative activity as of March 31, 2011 is as follows.  This activity was driven by fair value hedges of recognized assets and liabilities primarily denominated in the currencies below.

Long (Short) Positions by Currency (in USD)	March 31 2011
EUR	$(78.0)
CHF	(27.6)
GBP	(18.8)
Other Net	(1.6)
Total	$(126.0)

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

As of March 31, 2011 and December 31, 2010, the Company had the following net derivative assets recorded at fair value in Prepaid expenses and other current assets on the Consolidated Condensed Statements of Financial Position:

	Net Asset Position
Foreign Exchange Contracts	March 31 2011	December 31 2010
Gross liability position	$(0.7)	$(0.8)
Gross asset position	0.9	5.0
Net asset position	$0.2	$4.2

The Company had the following (gains) and losses related to derivative instruments qualifying and designated as hedging instruments in fair value hedges and related hedged items recorded in Cost of Revenue on the Consolidated Condensed Statements of Earnings:

	Three Months Ended March 31
Fair Value Hedging Relationships	2011	2010
Foreign Exchange Contracts	$(4.5)	$2.1
Underlying	4.0	(4.6)
Total	$(0.5)	$(2.5)

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

14.          SEGMENT DATA

The Company serves both the distributed printing and ECM markets and is managed primarily along two segments:  ISS and Perceptive Software. ISS offers a broad portfolio of monochrome and color laser printers, laser multifunction products and inkjet all-in-one devices as well as a wide range of supplies and services covering its printing products and technology solutions. Perceptive Software offers a complete suite of enterprise content management software and document workflow solutions.

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

Prior year data has been updated to reflect the changes in the Company’s organizational structure, including the reclassification of certain expenses between All other (previously unallocated) and ISS related to the consolidation of its laser and inkjet printing organizations that took place in the fourth quarter of 2010. Because the Company acquired Perceptive Software in the second quarter of 2010, there is no comparative segment data for the first quarter of 2010 in the tables below.

The following table includes information about the Company’s reportable segments:

	Three Months Ended March 31
	2011	2010
Revenue:
ISS	$1,015.8	$1,042.9
Perceptive Software	18.6	-
Total revenue	$1,034.4	$1,042.9

Operating income (loss):
ISS	$188.4	$191.9
Perceptive Software	(7.4)	-
All other	(67.8)	(58.6)
Total operating income (loss)	$113.2	$133.3

Operating income (loss) noted above for the three months ended March 31, 2011 includes restructuring and related charges (reversals) of $(0.4) million in ISS and $(0.1) million in All other. Operating income (loss) related to Perceptive Software for the three months ended March 31, 2011 includes $4.8 million of amortization expense related to intangible assets acquired by the Company in the second quarter of 2010.

Operating income (loss) noted above for the three months ended March 31, 2010 includes restructuring and related charges (reversals) of $6.5 million in ISS and $(0.1) million in All other.

15.           CONTINGENCIES

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

Legal proceedings

Lexmark v. Static Control Components, Inc. & Lexmark v. Clarity Imaging Technologies, Inc.

On December 30, 2002 (“02 action”) and March 16, 2004 (“04 action”), the Company filed claims against Static Control Components, Inc. (“SCC”) in the U.S. District Court for the Eastern District of Kentucky (the “District Court”) alleging violation of the Company’s intellectual property and state law rights. Similar claims in a separate action were filed by the Company in the District Court against Clarity Imaging Technologies, Inc. (“Clarity”) on October 8, 2004. SCC and Clarity have filed counterclaims against the Company in the District Court alleging that the Company engaged in anti-competitive and monopolistic conduct and unfair and deceptive trade practices in violation of the Sherman Act, the Lanham Act and state laws. SCC has stated in its legal documents that it is seeking approximately $17.8 million to $19.5 million in damages for the Company’s alleged anticompetitive conduct and approximately $1 billion for Lexmark’s alleged violation of the Lanham Act. Clarity has not stated a damage dollar amount. SCC and Clarity are seeking treble damages, attorney fees, costs and injunctive relief.  On September 28, 2006, the District Court dismissed the counterclaims filed by SCC that alleged the Company engaged in anti-competitive and monopolistic conduct and unfair and deceptive trade practices in violation of the Sherman Act, the Lanham Act and state laws. On October 13, 2006, SCC filed a Motion for Reconsideration of the District Court’s Order dismissing SCC’s claims, or in the alternative, to amend its pleadings, which the District Court denied on June 1, 2007. On June 20, 2007, the District Court Judge ruled that SCC directly infringed one of Lexmark’s patents-in-suit. On June 22, 2007, the jury returned a verdict that SCC did not induce infringement of Lexmark’s patents-in-suit. SCC has filed motions with the District Court seeking attorneys’ fees, cost and damages for the period that a preliminary injunction was in place that prevented SCC from selling certain microchips for some models of the Company’s toner cartridges.  The Company has responded to these motions and they are pending with the District Court. Appeal briefs for the 02 and 04 actions has been filed with the U.S. Court of Appeals for the Sixth Circuit.

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

Molina v. Lexmark

On August 31, 2005 former Company employee Ron Molina filed a class action lawsuit in the California Superior Court for Los Angeles under a California employment statute which in effect prohibits the forfeiture of vacation time accrued.  This statute has been used to invalidate California employers’ “use or lose” vacation policies.  The class is comprised of less than 200 current and former California employees of the Company.  The trial was bifurcated into a liability phase and a damages phase.  On May 1, 2009, the trial court Judge brought the liability phase to a conclusion with a ruling that the Company’s vacation and personal choice day’s policies from 1991 to the present violated California law.  In a Statement of Decision, received by the Company on August 27, 2010, the trial court Judge awarded the class members approximately $8.3 million in damages which included waiting time penalties and interest but did not include post judgment interest, costs and attorneys’ fees.  On November 17, 2010, the trial court Judge partially granted the Company’s motion for a new trial solely as to the argument that current employees are not entitled to any damages.  On March 7, 2011 the trial court Judge reduced the original award to $7.8 million.

The Company filed a notice of appeal with the California Court of Appeals objecting to the trial court Judge’s award on September 30, 2010.  The appeal is pending.

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

Advanced Cartridge Technologies, LLC v. Lexmark

Advanced Cartridge Technologies, LLC (“ACT”) filed suit against the Company on February 22, 2010 in the U.S. District Court for the Middle District of Florida.  The Complaint alleges that the Company has infringed three US patents related to toner cartridge technology, and further alleges that the Company has committed false patent marking by improperly marking patent numbers on certain Company toner cartridge products.  The Plaintiff is seeking unspecified damages and injunctive relief for the alleged patent infringement, and $500 per alleged false patent marking offense.  In a filing on July 22, 2010, the Company requested re-examination of the asserted ACT patents by the U.S. Patent & Trademark Office (USPTO) on the basis of invalidating prior art.  In March, 2011, the USPTO issued initial office actions in the reexaminations of the ACT patents, rejecting all of the patent infringement claims asserted in the litigation.   A tentative trial date for the case is scheduled for August, 2011.

Copyright fees

Certain countries (primarily in Europe) and/or collecting societies representing copyright owners’ interests have taken action to impose fees on devices (such as scanners, printers and multifunction devices) alleging the copyright owners are entitled to compensation because these devices enable reproducing copyrighted content. Other countries are also considering imposing fees on certain devices. The amount of fees, if imposed, would depend on the number of products sold and the amounts of the fee on each product, which will vary by product and by country. The Company has accrued amounts that it believes are adequate to address the risks related to the copyright fee issues currently pending. The financial impact on the Company, which will depend in large part upon the outcome of local legislative processes, the Company’s and other industry participants’ outcome in contesting the fees and the Company’s ability to mitigate that impact by increasing prices, which ability will depend upon competitive market conditions, remains uncertain. As of March 31, 2011, the Company has accrued a total of approximately $68.7 million for pending copyright fee charges, including litigation proceedings, local legislative initiatives and/or negotiations with the parties involved. The $3.9 million increase in the liability compared to December 31, 2010 was due to foreign currency translation.

As of March 31, 2011, approximately $56.5 million of the $68.7 million accrued for the pending copyright fee issues was related to single function printer devices sold in Germany prior to December 31, 2007. The VerwertungsGesellschaft Wort ("VG Wort"), a collection society representing certain copyright holders, instituted legal proceedings against Hewlett-Packard Company ("HP") in July of 2004 relating to whether and to what extent copyright levies for photocopiers should be imposed in accordance with copyright laws implemented in Germany on single function printers.  The Company is not a party to this lawsuit, although the Company and VG Wort entered into an agreement in October 2002 pursuant to which both VG Wort and the Company agreed to be bound by the outcome of the VG Wort/HP litigation. On December 6, 2007, the Bundesgerichtshof (the “German Federal Supreme Court”) in the VG Wort litigation with HP issued a judgment that single function printer devices sold in Germany prior to December 31, 2007 are not subject to levies under the then existing law (German Federal Supreme Court, file reference I ZR 94/05).  VG Wort filed an appeal with the Bundesverfassungsgericht (the “German Federal Constitutional Court”) challenging the ruling that single function printers are not subject to levies.  On September 21, 2010, the German Federal Constitutional Court published a decision holding that the German Federal Supreme Court erred by not considering referring questions on interpretation of German copyright law to the Court of Justice of the European Communities and therefore revoked the German Federal Supreme Court decision and remitted the matter to it. The German Federal Supreme Court heard arguments on March 24, 2011.  A decision by the German Federal Supreme Court is expected in July, 2011.

On or about December 15, 2009, VG Wort instituted non-binding arbitration proceedings against the Company before the arbitration board of the Patent and Trademark Office in Munich relating to whether and to what extent copyright levies should be imposed on single function printers sold by the Company in Germany from 2001 to 2007. In its submissions to the Patent and Trademark Office in Munich the Company asserts that all claims for levies on single function printers sold by the Company in Germany should be dismissed. On February 22, 2011 the arbitration board issued a partial decision finding that the claims of VG Wort for the years 2001 through 2005 are time barred by the statute of limitations.  By submission dated March 11, 2011, VG Wort filed an objection against this partial decision.  The arbitration board’s decision for the years 2006 and 2007 remains pending.

The Company believes the amounts accrued represent its best estimate of the copyright fee issues currently pending and these accruals are included in Accrued liabilities on the Consolidated Condensed Statements of Financial Position.

16.           RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Updates Recently Issued and Adopted

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 contains amendments to the ASC that address how to determine whether a multiple-deliverable arrangement contains more than one unit of accounting and how to measure and allocate arrangement consideration to the separate units of accounting in the arrangement. Specifically, ASU 2009-13 removes the requirement that there be objective and reliable evidence of fair value of the undelivered item(s) in order to recognize the delivered item(s) as separate unit(s) of accounting. The ASU also requires that an entity use its best estimate of selling price to allocate the arrangement consideration to separate units of accounting when neither vendor-specific objective evidence (“VSOE”) nor third-party evidence (“TPE”) is available. Under the amended guidance, the residual method of allocating arrangement consideration is no longer permitted.

In October 2009, the FASB issued ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”). ASU 2009-14 contains amendments to the ASC that change the accounting model for revenue arrangements that include both tangible products and software elements. Specifically, the ASU modifies the scope of software revenue guidance to exclude software contained on a tangible product if the software is essential to the tangible product’s functionality. Non-software components of a tangible product containing software components are also excluded from the scope of software revenue guidance under the amended guidance.

The Company adopted these ASUs on a prospective basis for revenue arrangements entered into or materially modified during the fiscal year beginning January 1, 2011. Information regarding the Company’s revenue arrangements as well as certain transition disclosures required under the amended guidance are included in the paragraphs to follow. The adoption of the amended guidance did not have, nor is it expected to have, a material effect on the Company’s financial statements based on the Company’s current operations.

Lexmark enters into agreements with customers to provide multi-purpose printing solutions for their businesses that often involve the provisions of hardware, supplies, customized services such as installation, maintenance, and enhanced warranty services, and separately priced maintenance services. These bundled arrangements generally involve capital or operating leases, or upfront purchases of hardware products with services and supplies provided per contract terms or as needed.

If a deliverable in a multiple element arrangement is subject to other authoritative guidance, such as leased equipment, software or separately priced maintenance services, that deliverable is separated from the arrangement based on its relative selling price and accounted for in accordance with such specific guidance.  The remaining deliverables are accounted for under the multiple-deliverable revenue arrangements guidance amended by ASU 2009-13.

A multiple deliverable arrangement is separated into more than one unit of accounting if both of the following criteria are met:

•	The delivered item(s) has value to the customer on a stand-alone basis; and
•
If the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially within the Company’s control.

If these criteria are not met, the arrangement is accounted for as one unit of accounting and the recognition of revenue is deferred until delivery is complete or is recognized ratably over the contract period as appropriate.

If these criteria are met, consideration is allocated at inception of the arrangement to all deliverables on the basis of the relative selling price. The Company has generally met these criteria in that all of the deliverables in its multiple deliverable arrangements have stand alone value in that either the customer can resell that item or another vendor sells that item separately. The Company typically does not offer a general right of return in regards to its multiple deliverable arrangements.

The selling price of each deliverable is determined by establishing VSOE, TPE or best estimate of selling price for each delivered item. Under previous guidance, the Company was unable to establish VSOE or TPE in regards to certain equipment deliverables, thus consideration was allocated using the residual method. Under the new guidance, if VSOE or TPE is not determinable, the Company utilizes its best estimate of selling price in order to allocate consideration for those deliverables. Best estimate of selling price is developed by considering multiple factors including, but not limited to, sales, costs, margin objectives and geographical location.

The Company uses its best estimate of selling price when allocating the transaction price for most of its deliverables. Best estimate of selling price for the Company’s hardware and supplies deliverables in its multiple element arrangements is determined by examining average unit revenue of stand-alone product sales and utilizing a weighted average approach to determine a range of best estimate of selling price by product family.  Best estimate of selling price for the Company’s service deliverables is determined by utilizing a cost plus margin approach.

For multiple deliverable arrangements that involve capital leases or the upfront purchase of hardware equipment, the use of best estimate of selling price could result in the Company recognizing a larger portion of revenue earlier in the contract life when compared to using the residual method under prior guidance. This difference in the timing of revenue recognition did not have a material impact to the Company’s consolidated condensed financial statements for the three months ended March 31, 2011, and is not expected to materially impact the Company’s financial statements for new or materially modified arrangements. Additionally, there will be little to no effect on the timing of revenue recognition from the use of a best estimate of selling price for operating leases or for the services and supplies components of multiple deliverable arrangements as revenue for deliverables in these arrangements is recognized ratably or as services are performed.

With respect to the new software guidance, the modification did not result in a change in the amounts or timing of revenue recognition for the Company’s multiple deliverable arrangements that contain software components.  Software included within the equipment component that was considered incidental under the previous guidance will continue to be accounted for as part of the sale of the equipment under the amended guidance. Software that is not considered incidental and does not function together with the non-software components to deliver the equipment’s essential functionality will continue to be accounted for under the industry-specific software revenue recognition guidance.

Although ASU 2009-14 did not have a material impact to the Company’s financial statements, the amended guidance could be of greater importance to the Company in the future due to the integration of Perceptive Software and the anticipated growth of its business.

Accounting Standards Updates Recently Issued But Not Yet Effective

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU 2011-02”). A modification or restructuring of a receivable is accounted for as a troubled debt restructuring if the creditor has granted a concession and the debtor is experiencing financial difficulties. The amendments in ASU 2011-02 clarify the existing guidance to determine whether the two criteria have been met. Specifically, the ASU provides additional guidance on determining whether a creditor has granted a concession, including factors to consider when determining whether a delay in payment (resulting from a restructuring) is considered insignificant or qualifies as a concession. The ASU also provides indicators for creditors to consider when determining whether the debtor is experiencing financial difficulties, including whether it is probable that the debtor would be in payment default on any of its debt in the foreseeable future without a modification to the receivable. The amendments will be effective for the Company’s third quarter of 2011 financial statements and must be applied retrospectively to any modifications and restructuring of receivables that have occurred since the beginning of 2011. Impairment of receivables that are newly considered impaired under the amended guidance must be measured prospectively in the period of adoption. The Company is in the process of evaluating the impact of the new guidance, if any, on its financial statements.

The FASB and SEC issued other guidance during 2011, not discussed above, related to technical changes of existing guidance that are not meaningful to the Company’s current financial statements and disclosures.

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

•
ISS offers a broad portfolio of monochrome and color laser printers, laser multifunction products (“MFPs”) and inkjet all-in-one (“AIO”) devices along with innovative software solutions and managed services to help businesses efficiently manage their printer and MFP infrastructure as well as share information. Laser based products within the distributed printing market primarily serve business customers. Inkjet based products within the distributed printing market historically have served customers in the consumer market, but there is an increasing trend toward inkjet products being designed for small office home office (“SOHO”) and businesses. ISS employs large-account sales and marketing teams whose mission is to generate demand for its business printing solutions and services, primarily among large enterprises as well as the public sector. Sales and marketing teams primarily focus on industries such as financial services, retail, manufacturing, education, government and health care. ISS also markets its laser and inkjet products increasingly through small and medium business (“SMB”) teams who work closely with channel partners. ISS distributes and fulfills its products to business customers primarily through its well-established distributor and reseller network. ISS’ products are also sold through solution providers, which offer custom solutions to specific markets, and through direct response resellers. ISS also sells its products through numerous alliances and original equipment manufacturer (“OEM”) arrangements.

•
Perceptive Software offers a complete suite of ECM software products and solutions. The electronic content and document management software and services market primarily serves business customers. Perceptive Software uses a direct to market sales and broad lead generation approach, employing internal sales and marketing teams that are segmented by industry sector—specifically health care, education, public sector/government, and cross industry, which includes areas such as retail, financial services and insurance. Perceptive Software also offers a direct channel program that allows authorized third-party resellers to market and sell Perceptive Software products and solutions to a distributed market. Perceptive Software has two general forms of software agreements with its customers, perpetual licenses and subscription services.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Lexmark’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of consolidated condensed financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, as well as disclosures regarding contingencies. On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, doubtful accounts, inventories, stock-based compensation, goodwill and intangible assets, income taxes, warranty obligations, copyright fees, restructurings, pension and other postretirement benefits, contingencies and litigation, and fair values that are based on unobservable inputs significant to the overall measurement. Lexmark bases its estimates on historical experience, market conditions, and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.

Management believes that there have been no significant changes during 2011 to the items that were disclosed as critical accounting policies and estimates in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

•	The ISS strategy is primarily focused on capturing profitable supplies and service annuities generated from its workgroup monochrome and color laser printers, laser MFPs and inkjet AIO devices

•
The Perceptive Software strategy is to deliver affordable, industry and process specific solutions through deep industry expertise and a broad ECM software platform, in a model that is easy to integrate, use, and support.

While focusing on core strategic initiatives, Lexmark has taken actions over the last few years to improve its cost and expense structure. As a result of restructuring initiatives, significant changes have been implemented, from the consolidation and reduction of the manufacturing and support infrastructure to the increased use of shared service centers in low-cost countries.

Lexmark continues to maintain a strong financial position with good cash generation and a solid balance sheet, which positions it to prudently invest in the future of the business and successfully compete even during challenging times.

Business Factors

Lexmark’s first quarter 2011 results reflected revenue that declined less than one percent from the same period in 2010. Supplies revenue was flat year-to-year and software revenue grew due to the acquisition of Perceptive Software in 2010. Hardware revenue declined approximately 12%, due to declines in hardware unit volumes, particularly on the low-end of the product line.  Operating income declined 15% from the same period in 2010.  This decline reflects lower operating income in the ISS segment and All Other.  ISS operating income declined primarily due to increased non-manufacturing product costs, principally in North America, as well as somewhat higher selling, general and administrative expenses. All Other incurred higher operating expenses, principally in variable compensation.

ISS

Lexmark continues its investments in ISS, focusing on continuing to broaden its line of mono and color printers and multifunction products, and solutions and service offerings, targeting the higher usage segments of the imaging market.

ISS continues to focus on capturing profitable supplies and service annuities generated from its monochrome and color laser printers, laser MFPs and inkjet AIO devices. Associated strategic initiatives include:

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

Perceptive Software

Lexmark acquired Perceptive Software on June 7, 2010. The acquisition of Perceptive Software enhances Lexmark’s capabilities as a document solutions provider, expands the Company’s market opportunity, and provides a core strategic component for Lexmark’s future.  Perceptive Software’s strategy is to deliver affordable, industry and process specific solutions through deep industry expertise and a broad ECM software platform, in a model that is easy to integrate, use, and support.  Key strategic initiatives of Perceptive Software include:

•	Advancing and growing the Company’s ECM business internationally, leveraging Lexmark’s global infrastructure;

•	Expanding and strengthening the Company’s ECM product line; and

•	Expanding the Company’s rate of participation in ECM market opportunities

Operating Results Summary

The following discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements and Notes thereto. The following table summarizes the results of the Company’s operations for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31
	2011		2010
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev
Revenue	$1,034.4	100.0%	$1,042.9	100.0%
Gross profit	389.4	37.6	384.8	36.9
Operating expense	276.2	26.7	251.5	24.1
Operating income	113.2	10.9	133.3	12.8
Net earnings	83.3	8.1	95.3	9.1

Current quarter

For the first quarter of 2011, total revenue was $1.03 billion or down 1% from 2010. Supplies revenue was flat year-to-year ("YTY") and hardware revenue decreased 12% YTY.

Net earnings for the first quarter of 2011 decreased 13% from the prior year primarily due to lower operating income. Net earnings for the first quarter of 2011 included $2.1 million of pre-tax restructuring-related charges and project costs as well as $8.3 million of acquisition-related adjustments. Net earnings for the first quarter of 2010 included $14.7 million of pre-tax restructuring-related charges and project costs.

Revenue

For the first quarter of 2011, consolidated revenue decreased 1% YTY. Supplies revenue was flat YTY. Hardware revenue decreased 12% YTY primarily driven by a decline in units. Other revenue increased 44%, due to increased software revenue from the acquisition of Perceptive Software in the second quarter of 2010.

The following table provides a breakdown of the Company’s revenue by segment:

	Three Months Ended March 31
(Dollars in millions)	2011	2010	% Change
ISS	$1,015.8	$1,042.9	(3	) %
Perceptive Software	18.6	-	n/a
Total revenue	$1,034.4	$1,042.9	(1	) %

ISS

During the first quarter of 2011, supplies revenue was flat compared to the first quarter of 2010. Although laser supplies experienced a near double-digit growth, it was offset by the decline in inkjet supplies, resulting from the decline in the installed base of low-end inkjet hardware units. Hardware revenue decreased 12% compared to 2010 primarily due to decreased volumes. Laser and inkjet hardware unit shipments decreased 11% and 39%, respectively, driven by decrease in low-end products sales YTY. The impact of the volume decrease was somewhat offset by a 10% improvement in laser hardware AUR, resulting from an improved product mix, partially offset by price declines. Inkjet AURs showed a net decrease of 3% as pricing erosion more than offset the improvement in mix.

Prior year data has been updated to reflect the changes in the Company’s organizational structure that took place in the fourth quarter of 2010 related to the consolidation of its laser and inkjet printing organizations.

Perceptive Software

Because the Company acquired Perceptive Software in the second quarter of 2010, there is no comparative segment data for the first quarter of 2010 in the table above.

Revenue by geography:

The following table provides a breakdown of the Company’s revenue by geography:

	Three Months Ended March 31
(Dollars in millions)	2011	2010	% Change
United States	$431.6	$426.6	1%
Europe, the Middle East & Africa (“EMEA”)	389.5	404.7	(4)
Other International	213.3	211.6	1
Total revenue	$1,034.4	$1,042.9	(1	) %

For the three months ended March 31, 2011, revenue decreased in EMEA primarily due to a decline in hardware revenue. For the three months ended March 31, 2011, currency exchange rates had a 1% YTY favorable impact on Total revenue.

Gross Profit

The following table provides gross profit information:

	Three Months Ended March 31
(Dollars in millions)	2011	2010	Change
Gross profit dollars	$389.4	$384.8	1%
% of revenue	37.6%	36.9%	0.7	pts

For the three months ended March 31, 2011, consolidated gross profit and gross profit as a percentage of revenue increased YTY. The change in the gross profit margin YTY for the three months ended March 31, 2011 was primarily due to the improved mix, reflecting a higher percentage of supplies and software, relative to hardware.  This was partially offset by lower product margins reflecting increased non-manufacturing product costs, primarily in North America.  Non-manufacturing product costs exclude direct manufacturing costs, and consist principally of product costs incurred in delivery of the product from its primary manufacturing site to the customer, including shipping, distribution, inventory management and storage, configuration and other non-manufacturing costs.

Gross profit for the three months ended March 31, 2011 included $0.1 million of pre-tax restructuring-related charges and project costs as well as $6.3 million of pre-tax acquisition-related adjustments. Gross profit for the three months ended March 31, 2010, included $7.6 million of restructuring-related charges and project costs. See “Restructuring and Related Charges and Project Costs” and “Acquisition-related Adjustments” sections that follow for further discussion.

Operating Expense

The following table presents information regarding the Company’s operating expenses during the periods indicated:

	Three Months Ended March 31
	2011		2010
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev
Research and development	$90.9	8.8%	$89.5	8.6%
Selling, general & administrative	186.9	18.1	158.7	15.2
Restructuring and related charges (reversals)	(1.6)	(0.2)	3.3	0.3
Total operating expense	$276.2	26.7%	$251.5	24.1%

For the three months ended March 31, 2011, research and development was almost flat versus last year due to the benefit of the restructuring actions, offset by the added Perceptive Software research and development expenses.

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2011 increased YTY due principally to the added expenses of Perceptive Software that was acquired in the second quarter of 2010. In addition, expenses were higher in ISS and All Other, principally in SG&A for demand generation and higher variable compensation. Additionally, SG&A expenses for the periods presented in the table above included project costs related to the Company’s restructuring activities. SG&A expenses in the first quarter of 2011 also include acquisition-related charges. See discussion below of restructuring and related charges and project costs and acquisition-related adjustments included in the Company’s operating expenses for the periods presented in the table above.

For the three months ended March 31, 2011, the Company incurred $2 million of pre-tax restructuring and related charges and project costs due to the Company’s restructuring plans. Of the $2 million of pre-tax restructuring and related charges and project costs incurred for the three months ended March 31, 2011, $3.6 million is included in Selling, general and administrative while $(1.6) million is included in Restructuring and related charges (reversals) on the Company’s Consolidated Condensed Statements of Earnings. Additionally, the Company incurred $2 million of pre-tax costs associated with the acquisition of Perceptive Software of which $1.9 million is included in Selling, general, and administrative and $0.1 million is included in Research and development on the Company’s Consolidated Condensed Statements of Earnings.

For the three months ended March 31, 2010, the Company incurred $7.1 million of pre-tax restructuring and related charges and project costs due to the Company’s restructuring plans. Of the $7.1 million of pre-tax restructuring and related charges and project costs incurred for the three months ended March 31, 2010, $3.8 million is included in Selling, general and administrative while $3.3 million is included in Restructuring and related charges (reversals) on the Company’s Consolidated Condensed Statements of Earnings.

See “Restructuring and Related Charges and Project Costs” and “Acquisition-related Adjustments” sections that follow for further discussion.

Operating Income (Loss)

The following table provides operating income by segment:

	Three Months Ended March 31
(Dollars in millions)	2011	2010	Change
ISS	$188.4	$191.9	(2)%
% of segment revenue	18.5%	18.4%	0.1	pts

Perceptive Software	(7.4)	0.0	n/a	%
% of segment revenue	-39.8%	0.0%	n/a	pts

All other	(67.8)	(58.6)	(16)%
Total operating income (loss)	$113.2	$133.3	(15)%
% of total revenue	10.9%	12.8%	(1.9)	pts

Prior year data has been updated to reflect the changes in the Company’s organizational structure, including the reclassification of certain expenses between All other (previously unallocated) and ISS related to the consolidation of its laser and inkjet printing organizations that took place in the fourth quarter of 2010. Because the Company acquired Perceptive Software in the second quarter of 2010, there is no comparative segment data for the first quarter of 2010 in the table above.

For the three months ended March 31, 2011, the decrease in consolidated operating income was due to higher operating expenses, particularly in All other, as well as the operating loss on the Perceptive Software segment, driven by the amortization of the acquired intangibles.

For the three months ended March 31, 2011, the Company incurred total pre-tax restructuring-related charges and project costs related to the Company’s restructuring plans of $1.1 million in ISS and $1 million in All other as well as pre-tax acquisition-related items of $8.3 million primarily in the Perceptive Software reportable segment with the exception of $0.7 million recognized in All other.

For the three months ended March 31, 2010, the Company incurred total pre-tax restructuring-related charges and project costs related to the Company’s restructuring plans of $12.3 million in ISS and $2.4 million in All other.

See “Restructuring and Related Charges and Project Costs” and “Acquisition-related Adjustments” sections that follow for further discussion.

Interest and Other

The following table provides interest and other information:
	Three Months Ended March 31
(Dollars in millions)	2011	2010
Interest (income) expense, net	$7.5	$6.6
Other expense (income), net	0.1	0.9
Net impairment losses on securities	-	0.2
Total interest and other (income) expense, net	$7.6	$7.7

During the first quarter of 2011, total interest and other (income) expense, net, was an expense of $7.6 million, about flat compared to expense of $7.7 million in 2010.

Provision for Income Taxes and Related Matters

The Provision for income taxes for the three months ended March 31, 2011 was $22.3 million or an effective tax rate of 21.1%, compared to $30.3 million or an effective tax rate of 24.1% for the three months ended March 31, 2010.  For the three months ended March 31, 2011, the Company reduced income tax expense by $2.4 million in recognition of an anticipated tax benefit from the repatriation of foreign earnings.  Excluding discrete tax items, the tax rate was also impacted by the shift in the expected geographic distribution of earnings for 2011 (1.0 percentage point increase from quarter to quarter) offset by the fact that the U.S. research and experimentation tax credit was not in effect during the first quarter of 2010 but was in effect during the first quarter of 2011 (1.1 percentage point decrease from quarter to quarter).

Net Earnings and Earnings per Share

The following table summarizes net earnings and basic and diluted net earnings per share:

	Three Months Ended March 31
(Dollars in millions, except per share amounts)	2011	2010
Net earnings	$83.3	$95.3

Basic earnings per share	$1.06	$1.21
Diluted earnings per share	$1.04	$1.20

Net earnings for the three months ended March 31, 2011 decreased 13% from the prior year primarily due to decreased operating income, somewhat offset by a lower percentage of provision for income taxes .

For the three months ended March 31, 2011, the YTY decrease in basic and diluted earnings per share was primarily due to decreased earnings.

Recent Development

On March 11, 2011, northeastern Japan experienced a devastating earthquake and tsunami off of the Pacific coast. These events have had a significant negative impact on the Japanese economy. Although the Company did not experience any damage to its products or other assets in the first quarter of 2011, our supply chain has been impacted, as we source a number of technology components from suppliers in northern Japan.  At this point in time, we anticipate only a minor impact on the availability of laser hardware, with no impact on inkjet hardware, in the second quarter of 2011 related to the events in Japan.  For the second half of 2011, at this point in time and based on current product volume expectations, we believe that we will have some limited impact on hardware availability and therefore revenue, but we believe at a manageable level.  At this point in time, we do not expect to have any supplies availability issues related to the Japan crisis in the second quarter of 2011 or in the second half of 2011. The Company will likely incur additional expenses during the remainder of 2011, including product engineering expenses, costs related to the certification of new parts and suppliers and increased freight expense. The Company estimates that these additional costs, after the consideration of insurance recoveries, will not be material; the Company is still in the process of assessing the overall impact to its operations and business. In recent years, sales in Japan have made up less than 1% of the Company’s total revenue.

RESTRUCTURING AND RELATED CHARGES AND PROJECT COSTS

Summary of Restructuring Impacts

The Company’s 2011 financial results are impacted by its restructuring plans and related projects.  Project costs consist of additional charges related to the execution of the restructuring plans.  These project costs are incremental to the Company’s normal operating charges and are expensed as incurred, and include such items as compensation costs for overlap staffing, travel expenses, consulting costs and training costs.

For the three months ended March 31, 2011, the Company incurred charges, including project costs, of $2.1 million for the Company’s restructuring plans as follows:

	October 2009	Other Actions
(Dollars in millions)	Restructuring- related Charges (Note 4)	Restructuring- related Charges (Note 4)	Project Costs	Total
Accelerated depreciation charges/project costs	$0.1	$-	$0.1	$0.2
Impairment of long-lived assets held for sale	-	1.0	-	1.0
Employee termination benefit charges/project costs	(1.6)	-	2.5	0.9
Total restructuring-related charges/project costs	$(1.5)	$1.0	$2.6	$2.1

The Company incurred accelerated depreciation charges and project costs of $0.1 million in Cost of revenue and $0.1 million in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.  Impairment charges of $1.0 million related to long-lived assets held for sale are included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings. Total employee termination benefit charges (reversals) of $(1.6) million are included in Restructuring and related charges (reversals) and $2.5 million of related project costs are included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.

For the three months ended March 31, 2011, the Company incurred restructuring and related charges (reversals) and project costs related to its restructuring plans of $1.1 million in ISS and $1.0 million in All other.

October 2009 Restructuring Plan

General

Refer to Note 4 of Notes to Consolidated Condensed Financial Statements for a description of the Company’s October 2009 Restructuring Plan. The Company expects the October 2009 Restructuring Plan to be principally completed by the end of the second quarter of 2011.

The October 2009 Restructuring Plan is expected to impact about 770 positions worldwide. Total pre-tax charges, including project costs, of approximately $105 million are expected for the October 2009 Restructuring Plan, with total cash cost expected to be approximately $95 million.

Lexmark expects the October 2009 Restructuring Plan to generate ongoing savings beginning in 2012 of approximately $110 million.  These ongoing savings should be split approximately 60% to operating expense and 40% to cost of revenue.  Ongoing cash savings of approximately $105 million are expected beginning in 2012.

Impact to 2011 Financial Results

For the three months ended March 31, 2011, the Company incurred charges of $0.9 million for the October 2009 Restructuring Plan as follows:

	October 2009
(Dollars in millions)	Restructuring- related Charges (Note 4)	Project Costs	Total
Accelerated depreciation charges/project costs	$0.1	$0.1	$0.2
Employee termination benefit charges/project costs	(1.6)	2.3	0.7
Total restructuring-related charges/project costs	$(1.5)	$2.4	$0.9

The Company incurred accelerated depreciation charges and project costs of $0.1 million in Cost of revenue, and $0.1 million in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.  Employee termination benefit charges (reversals) of $(1.6) million are included in Restructuring and related charges (reversals), and $2.3 million of related project costs are included in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings.  The $1.6 million reversal for employee termination benefit charges is due primarily to revisions in assumptions.

For the three months ended March 31, 2011, the Company incurred restructuring and related charges and project costs related to the October 2009 Restructuring Plan of $0.9 million in All other.

Including the $98.6 million of charges incurred in 2009 and 2010, the Company has incurred $99.5 million of total charges for the October 2009 Restructuring Plan.

Impact to 2010 Financial Results

For the three months ended March 31, 2010, the Company incurred charges of $10.5 million for the October 2009 Restructuring Plan as follows:

	October 2009
(Dollars in millions)	Restructuring- related Charges (Note 4)	Project Costs	Total
Accelerated depreciation charges/project costs	$1.0	$2.9	$3.9
Employee termination benefit charges/project costs	1.2	2.6	3.8
Contract termination and lease charges	2.8	-	2.8
Total restructuring-related charges/project costs	$5.0	$5.5	$10.5

The Company incurred $3.9 million of accelerated depreciation charges and project costs in Cost of revenue on the Consolidated Condensed Statements of Earnings. Employee termination benefit and contract termination and lease charges of $4.0 million are included in Restructuring and related charges (reversals), and $2.6 million of related project costs are included in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings.

For the three months ended March 31, 2010, the Company incurred restructuring and related charges and project costs related to the October 2009 Restructuring Plan of $9.2 million in ISS and $1.3 million in All other.

Refer to Note 4 of Notes to Consolidated Condensed Financial Statements for a rollforward of the liability incurred for the October 2009 Restructuring Plan.

Other Restructuring Actions

General

Refer to Note 4 of Notes to Consolidated Condensed Financial Statements for a description of the Company’s Other Restructuring Actions.

Impact to 2011 Financial Results

For the three months ended March 31, 2011, the Company incurred charges of $1.2 million for the Company’s Other Restructuring Actions as follows:

	Other Actions
(Dollars in millions)	Restructuring- related Charges (Note 4)	Project Costs	Total
Accelerated depreciation charges/project costs	$-	$-	$-
Impairment of long-lived assets held for sale	1.0	-	1.0
Employee termination benefit charges/project costs	-	0.2	0.2
Total restructuring-related charges/project costs	$1.0	$0.2	$1.2

Impairment charges of $1.0 million related to the write-down of the Company’s manufacturing facility in Juarez, Mexico currently held for sale, for which the current fair value has fallen below the carrying value, are included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings. Project costs of $0.2 million are also included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.

For the three months ended March 31, 2011, the Company incurred restructuring and related charges and project costs related to the Company’s Other Restructuring Actions of $1.1 million in ISS and $0.1 million in All other.

Impact to 2010 Financial Results

For the three months ended March 31, 2010, the Company incurred charges of $4.2 million for the Company’s Other Restructuring Actions as follows:

	Other Actions
(Dollars in millions)	Restructuring- related Charges (Note 4)	Project Costs	Total
Accelerated depreciation charges/project costs	$2.1	$1.6	$3.7
Employee termination benefit charges/project costs	(0.7)	1.2	0.5
Total restructuring-related charges/project costs	$1.4	$2.8	$4.2

The Company incurred $3.7 million of accelerated depreciation charges and project costs in Cost of revenue on the Consolidated Condensed Statements of Earnings.  Employee termination benefit charges (reversals) of $(0.7) million are included in Restructuring and related charges (reversals), and $1.2 million of related project costs are included in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings.

For the three months ended March 31, 2010, the Company incurred restructuring and related charges and project costs related to the Company’s Other Restructuring Actions of $3.1 million in ISS and $1.1 million in All other.

Refer to Note 4 of Notes to Consolidated Condensed Financial Statements for a rollforward of the liability incurred for the Company’s Other Restructuring Actions.

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

The following pre-tax acquisition-related adjustments affected the Company’s financial results for the three months ended March 31, 2011.

(Dollars in Millions)
Adjustment to revenue	$2.7
Amortization of intangible assets	4.9
Acquisition and integration costs	0.7
Total acquisition-related adjustments	$8.3

Adjustments to revenue result from business combination accounting rules when deferred revenue balances for service contracts assumed as part of acquisitions are adjusted down to fair value. Fair value approximates the cost of fulfilling the service obligation, plus a reasonable profit margin. Subsequent to acquisitions, the Company analyzes the amount of amortized revenue that would have been recognized had the acquired company remained independent and had the deferred revenue balances not been adjusted to fair value. The $2.7 million downward adjustment to revenue for the three months ended March 31, 2011 is reflected in Revenue presented on the Company’s Consolidated Condensed Statements of Earnings. The Company expects pre-tax adjustments to deferred revenue of approximately $1 million for the remainder of 2011, nearly all of which is expected in the second quarter of 2011. After 2011 the Company expects an immaterial amount of pre-tax adjustments to deferred revenue.

Due to business combination accounting rules, intangible assets are recognized as a result of acquisitions which were not previously presented on the balance sheet of the acquired company. These intangible assets consist primarily of purchased technology, customer relationships, trade names, in-process R&D and non-compete agreements. Subsequent to the acquisition date, some of these intangible assets begin amortizing and represent an expense that would not have been recorded had the acquired company remained independent. For the three months ended March 31, 2011, the Company incurred $3.6 million in Cost of revenue, $0.1 million in Research and development and $1.2 million in Selling, general and administrative, respectively, on the Company’s Consolidated Condensed Statements of Earnings for the amortization of intangible assets. The Company expects pre-tax adjustments for the amortization of intangible assets of approximately $15 million for the remainder of 2011, with $5 million expected in the second quarter of 2011.  For full year 2012, the Company expects charges for the amortization of intangible assets of approximately $20 million.

In connection with its acquisitions, the Company incurs acquisition and integration expenses that would not have been incurred otherwise. The acquisition costs include items such as investment banking fees, legal and accounting fees, and costs of retention bonus programs for the senior management of the acquired company. Integration costs may consist of information technology expenses, consulting costs and travel expenses. The costs are expensed as incurred. For the three months ended March 31, 2011, the Company incurred $0.7 million in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings for acquisition and integration costs. The Company expects pre-tax adjustments for acquisition and integration expenses of approximately $2 million for the remainder of 2011.  For full year 2012, the Company expects charges for acquisition and integration expenses of approximately $3 million.

Acquisition-related adjustments were recognized primarily in the Perceptive Software reportable segment with the exception of acquisition and integration costs of $0.7 million recognized in All other.

FINANCIAL CONDITION

Lexmark’s financial position remained strong at March 31, 2011, with working capital of $1,120.9 million compared to $1,023.3 million at December 31, 2010. The $97.6 million increase in working capital accounts was primarily due to the $59.3 million decrease in Accrued liabilities driven by annual bonus payments as well as the $51.8 million net increase in current Marketable securities and Cash and cash equivalents driven by cash generated from operations during the period.

At March 31, 2011 and December 31, 2010, the Company had senior note debt of $649.2 million and $649.1 million, respectively. The Company had no amounts outstanding under its U.S. trade receivables financing program or its revolving credit facility at March 31, 2011 or December 31, 2010.

The following table summarizes the results of the Company’s Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31
(Dollars in millions)	2011	2010
Net cash flow provided by (used for):
Operating activities	$85.2	$145.9
Investing activities	(116.8)	(222.2)
Financing activities	2.2	(10.2)
Effect of exchange rate changes on cash	0.7	(1.2)
Net change in cash and cash equivalents	$(28.7)	$(87.7)

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

As of March 31, 2011, the Company held $308.8 million in Cash and cash equivalents and $960.2 million in current Marketable securities. The Company’s ability to fund operations from these balances could be limited by the liquidity in the market as well as possible tax implications of moving proceeds across jurisdictions. The large majority of the Company’s cash and cash equivalents and current marketable securities remain outside of the United States. A discussion of the Company’s marketable securities investments is included in the Investing activities section to follow.

Refer to Additional sources of liquidity in the sections to follow for more information.

Operating activities

Although the Company generated significant cash flow from operations during the first quarter of 2011, the amount generated was down compared to the first quarter of 2010. The $60.7 million decrease in cash flow from operating activities for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was driven by the following factors.

Net earnings decreased $12.0 million for the first quarter of 2011 as compared to the first quarter of 2010. The non-cash adjustment for depreciation and amortization increased $5.4 million YTY due largely to the amortization of intangible assets acquired as part of the purchase of Perceptive Software in the second quarter of 2010.

The reduction in Inventories balances was $20.9 million less in the first three months of 2011 compared to that of 2010. Inventories decreased $22.2 million during the first three months of 2010 and $1.3 million during the first three months of 2011. The larger decrease in 2010 was driven by stronger sales of hardware and supplies during the period compared to the first quarter of 2011 as well as a worldwide shortage of components in the first quarter of 2010 which limited the Company’s ability to produce hardware.

The decrease in Accrued liabilities and Other assets and liabilities, collectively, was $67.6 million more in the first three months of 2011 compared to that of 2010. The largest factors behind the YTY decrease included annual bonus payments, cash paid for income taxes, and pension funding. Annual bonus payments were approximately $65 million in the first quarter of 2011 compared to approximately $20 million paid in the first quarter of 2010, driven by the improvement in 2010 full year results compared to that of 2009. Cash paid for income taxes in the first quarter of 2011 included a $30 million U.S. federal extension payment related to tax year 2010. There were no income tax payments of this magnitude and nature in the first quarter of 2010. The Company also made approximately $14 million of pension and postretirement payments in the first quarter of 2011 compared to minimal net cash flows in the first quarter of 2010. The Company is currently expecting to contribute approximately $30 million to its pension and other postretirement plans in 2011. The Company anticipates similar levels of funding for 2012 and 2013 based on factors that were present as of December 31, 2010. Actual future funding requirements beyond 2011 will be impacted by various factors, including actual pension asset returns and interest rates used for discounting future liabilities.

The activities above were partially offset by the following factors.

Changes in Trade receivables balances for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 reduced the negative YTY impact of the factors above by $13.3 million. Trade receivables increased $15.9 million during the first quarter of 2010 and $2.6 million during the first quarter of 2011. The larger increase in the first quarter of 2010 was due in part to greater sales during the quarter, reflecting a strengthening in customer demand during the period. The increase in days of sales outstanding during the first quarter of 2011, as indicated in the table below, was offset by the collection of prior year-end trade receivables. The year-end Trade receivables balance was considerably higher at December 31, 2010 compared to December 31, 2009.

Changes in Accounts payable balances for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 reduced the negative YTY impact of the factors above by $23.4 million. Accounts payable increased $29.0 million during the first quarter of 2011 and $5.6 million during the first quarter of 2010. The increase in the first quarter of 2011 was driven by increased spending, related mostly to production, coupled with a longer payment cycle.

Cash conversion days
	Mar-11	Dec-10	Mar-10	Dec-09
Days of sales outstanding	42	39	38	36
Days of inventory	51	46	46	47
Days of payables	79	68	71	67
Cash conversion days	14	18	13	16

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

Other Notable Operating Activities

As of March 31, 2011, the Company has accrued approximately $68.7 million for pending copyright fee issues, including litigation proceedings, local legislative initiatives and/or negotiations with the parties involved. These accruals are included in Accrued liabilities on the Consolidated Condensed Statements of Financial Position. Refer to Part I, Item 1, Note 15 of the Notes to Consolidated Condensed Financial Statements for additional information. The payment(s) of these fees could have a material impact on the Company’s future operating cash flows.

Investing activities

The $105.4 million decrease in net cash flows used for investing activities for the first quarter of 2011 compared to the first quarter of 2010 was driven by the $92.6 million net decrease YTY in marketable securities investing activities as well as the $6.6 million decrease in capital spending. The Company’s marketable securities and capital spending activities are discussed below.

Marketable securities

The Company increased its marketable securities investments by $80.5 million in the first quarter of 2011 and $173.1 million in the first quarter of 2010. The YTY decrease in marketable securities spending was driven by funding needs for operating payments in 2011, including annual bonus payments discussed previously.

The Company’s investments in marketable securities are classified and accounted for as available-for-sale and reported at fair value. At March 31, 2011 and December 31, 2010, the Company’s marketable securities portfolio consisted of asset-backed and mortgage-backed securities, corporate debt securities, preferred and municipal debt securities, U.S. government and agency debt securities, international government securities, commercial paper and certificates of deposit. The Company’s auction rate securities, valued at $17.7 million and $18.0 million at March 31, 2011 and December 31, 2010, respectively, are reported in the noncurrent assets section of the Company’s Consolidated Condensed Statements of Financial Position. Subsequent to the March 31, 2011 reporting date, but before the issuance of the Company’s financial statements, the Company received notification that one of its auction rate securities will be fully called at par during the second quarter of 2011. The $4 million investment was valued at $3.3 million based on facts and circumstances that existed at March 31, 2011 and was included in noncurrent assets on the Consolidated Condensed Statements of Financial Position.

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

The Company assessed its marketable securities for other-than-temporary declines in value in accordance with the model provided under the FASB’s amended guidance for both the first quarter of 2011 and the first quarter of 2010. There were no major developments in the first quarter of 2011 or the first quarter of 2010 with respect to OTTI of the Company’s marketable securities. Specifically regarding the Company’s auction rate securities, the most illiquid securities in the portfolio, Lexmark has previously recognized OTTI on only one of these securities due to credit events involving the issuer and the insurer. Because of the Company’s liquidity position, it is not more likely than not that the Company will be required to sell the auction rate securities until liquidity in the market or optional issuer redemption occurs. The Company could also hold the securities to maturity if it chooses. Additionally, if Lexmark required capital, the Company has available liquidity through its accounts receivable program and revolving credit facility. Given these circumstances, the Company would only have to recognize OTTI on its auction rate securities if the present value of the expected cash flows is less than the amortized cost of the individual security. There have been no realized losses from the sale or redemption of auction rate securities.

The Company generally employs a market approach in valuing its marketable securities, using quoted market prices or other observable market data when available. In certain instances, when observable market data is lacking, fair values are determined using valuations techniques consistent with the income approach whereby future cash flows are converted to a single discounted amount. The Company uses multiple third parties to report the fair values of the securities in which Lexmark is invested, though the responsibility of valuation remains with the Company’s management. Most of the securities’ fair values are based upon a consensus price method, whereby prices from a variety of industry data providers are input into a distribution-curve based algorithm to determine the most appropriate fair value. The Company utilizes various sources of pricing as well as trading and other market data in its process of corroborating fair values and testing default level assumptions. The Company assesses the quantity of pricing sources available, variability in the prices provided, trading activity, and other relevant data in performing this process.

Level 3 measurements were roughly 3% of the Company’s total available-for-sale marketable securities portfolio at March 31, 2011 and December 31, 2010. Refer to Part I, Item 1, Note 2 of the Notes to Consolidated Condensed Financial Statements for additional information regarding fair value measurements and Level 3 activity. Refer to Part I, Item 1, Note 5 of the Notes to Consolidated Condensed Financial Statements for additional information regarding marketable securities.

Capital expenditures

For the three months ended March 31, 2011 and 2010, the Company spent $36.3 million and $42.9 million, respectively, on capital expenditures. The capital expenditures for 2011 principally related to infrastructure support and new product development. The Company expects capital expenditures to be approximately $190 million for full year 2011, a higher need than full year 2010 capital expenditures of $161.2 million. Capital expenditures for 2011 will be attributable mostly to infrastructure support and new product development and are expected to be funded through cash from operations; however, if necessary, the Company may use existing cash and cash equivalents, proceeds from sales of marketable securities or additional sources of liquidity as discussed below.

Financing activities

Cash flows provided by financing activities were $2.2 million for the first quarter of 2011 and cash flows used for financing activities were $10.2 million for the first quarter of 2010. The YTY fluctuation was primarily due to the decrease in bank overdrafts of $10.3 million that occurred in the first quarter of 2010. Additional information regarding the Company’s intra-period financing activities and certain historical financing activities of the Company is included in the sections below.

Intra-period financing activities

The Company used its trade receivables facility, bank overdrafts, and other financing sources to supplement daily cash needs of the Company and its subsidiaries in the first quarter of 2011 and 2010. Such borrowings were repaid in very short periods of time and were not material to the Company’s overall liquidity position or its financial statements.

Share repurchases

The Company did not repurchase shares of its Class A Common Stock during the first quarter of 2011 or the first quarter of 2010. As of March 31, 2011, there was approximately $491 million of remaining share repurchase authority from the Board of Directors. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. Refer to Part I, Item 1, Note 9 of the Notes to Consolidated Condensed Financial Statements for additional information regarding share repurchases.

Senior note debt

In May 2008, the Company completed a public debt offering of $650 million aggregate principal amount of fixed rate senior unsecured notes. The notes are split into two tranches of five- and ten-year notes respectively. The five-year notes with an aggregate principal amount of $350 million and 5.9% coupon were priced at 99.83% to have an effective yield to maturity of 5.939% and will mature June 1, 2013 (referred to as the “2013 senior notes”). The ten-year notes with an aggregate principal amount of $300 million and 6.65% coupon were priced at 99.73% to have an effective yield to maturity of 6.687% and will mature June 1, 2018 (referred to as the “2018 senior notes”). At March 31, 2011 and December 31, 2010, the outstanding balance of senior note debt was $649.2 million and $649.1 million, respectively, net of discount.

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

In October 2010, the agreement was amended by extending the term of the facility to September 30, 2011 and increasing the maximum capital availability under the trade receivables facility from $100 million to $125 million. A new financial institution was also added to the agreement in October 2010. There were no secured borrowings outstanding under the trade receivables facility at March 31, 2011 or December 31, 2010.

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

Revolving credit facility

Effective August 17, 2009, Lexmark entered into a new $275 million 3-year senior, unsecured, multi-currency revolving credit facility with a group of banks. Under this credit facility, the Company may borrow in U.S. dollars, euros, British pounds sterling and Japanese yen. On August 26, 2009, the Company entered into two commitment agreements that increased the available credit under the facility to $300 million which was the same amount available under the prior facility that was terminated in the third quarter of 2009. The facility includes commitments from nine financial institutions ranging from $15 million to $60 million. Proceeds of the loans may be used to repay existing indebtedness, finance working capital needs, and for general corporate purposes of the Company.

The facility contains usual and customary default provisions, leverage and interest coverage restrictions and certain restrictions on, among other things, the Company’s indebtedness, disposition of assets, liens and mergers and acquisitions. The minimum interest coverage ratio and maximum leverage ratio financial covenants are substantially the same as those that existed under the prior facility. The ratios are calculated in accordance with the facility agreement and may not be comparable to similarly titled measures used by other registrants.

The facility also includes collateral terms providing that in the event the Company’s credit ratings decrease to certain levels (Moody’s Ba2 or lower, S&P BB or lower) the Company will be required to secure on behalf of the lenders first priority security interests in the Company’s owned U.S. assets. These collateral arrangements will be released upon the Company achieving certain improvements in its credit ratings (Moody’s Baa3 or higher, S&P BBB- or higher).

As of March 31, 2011 and December 31, 2010, there were no amounts outstanding under the revolving credit facility.

Credit ratings and other information

The Company’s credit ratings by Standard & Poor’s Ratings Services and Moody’s Investors Services are BBB- and Baa3, respectively. The ratings remain investment grade.

The Company’s credit rating can be influenced by a number of factors, including overall economic conditions, demand for the Company’s printers and associated supplies and ability to generate sufficient cash flow to service the Company’s debt. A downgrade in the Company’s credit rating to non-investment grade would decrease the maximum availability under its trade receivables facility, increase the cost of borrowing under the revolving credit facility and the coupon payments on the Company’s public debt, potentially trigger collateral requirements under the revolving credit facility described above, and likely have an adverse effect on the Company’s ability to obtain access to new financings in the future. The Company does not have any rating downgrade triggers that accelerate the maturity dates of its revolving credit facility or public debt.

The Company is in compliance with all covenants and other requirements set forth in its debt agreements. The Company is not aware at this time of a likely breach or any known trends that would affect future compliance.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 16 to the Consolidated Condensed Financial Statements in Item 1 for a description of recent accounting pronouncements which is incorporated herein by reference. There are no known material changes and trends nor any recognized future impact of new accounting guidance beyond the disclosures provided in Note 16.

Item 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s financial instruments and positions represents the potential loss arising from adverse changes in interest rates and foreign currency exchange rates.

Interest Rates

At March 31, 2011, the fair value of the Company’s senior notes was estimated at $698.8 million based on the prices the bonds have recently traded in the market as well as the overall market conditions on the date of valuation. The fair value of the senior notes exceeded the carrying value as recorded in the Consolidated Condensed Statements of Financial Position at March 31, 2011 by approximately $49.7 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $11.6 million at March 31, 2011.

See the section titled “FINANCIAL CONDITION - Investing activities:” in Item 2 of this report for a discussion of the Company’s auction rate securities portfolio which is incorporated herein by reference.

Foreign Currency Exchange Rates

The Company has employed, from time to time, a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the Company’s functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the Company is exposed include the Euro, the Canadian dollar, the British pound, the Philippine peso, the Mexican peso and the Swiss franc. While exposures may be hedged with put options and call options with maturity dates of twelve months or less, the typical hedge is a foreign currency forward contract with a maturity date of three months or less. The potential gain in fair value at March 31, 2011 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $12.7 million. This gain would be mitigated by corresponding losses on the underlying exposures.

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

Changes in Internal Control over Financial Reporting

As discussed in the Company’s 2010 Annual Report on Form 10-K, the Company is in the process of implementing a new global enterprise resource planning (“ERP”) system.  That process began with regional implementation in EMEA during the fourth quarter of 2009 and has continued during the quarter ended March 31, 2011. As a result of the ERP implementation, there were changes to processes and procedures that impact internal controls over financial reporting. While management believes changes to controls along with additional compensating controls relating to financial reporting for affected processes are adequate and effective, management is continuing to evaluate and monitor the changes in controls and procedures as processes in each of these areas evolve.

Inherent Limitations on Effectiveness of Controls

The Company’s management, including the Company’s Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting will prevent or detect all error and all fraud. A control system, regardless of how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met.  These inherent limitations include the following:

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

PART II.  OTHER INFORMATION

Item 1.              LEGAL PROCEEDINGS

The information required by this item is set forth in Note 15 of the “Notes to Consolidated Condensed Financial Statements” contained in Part 1, Item 1 of this report, and is incorporated herein by reference.  Other than the material developments reported in Note 15, there have been no material developments to the legal proceedings previously disclosed in Part II, Item 8, Note 19 of the Company's 2010 Annual Report on Form 10-K.

Item 1A.           RISK FACTORS

There have been no material changes in the Company’s risk factors that have been previously disclosed in Part I, Item 1A of the Company’s 2010 Annual Report on Form 10-K.

Item 6.               EXHIBITS

A list of exhibits is set forth in the Exhibit Index found on page 47 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, both on behalf of the registrant and in his capacity as principal accounting officer of the registrant.

Lexmark International, Inc.
(Registrant)

May 9, 2011

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Statements of Earnings for the three months ended March 31, 2011 and 2010, (ii) the Consolidated Condensed Statements of Financial Position at March 31, 2011 and December 31, 2010, (iii) the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2011 and 2010 and (iv) the notes to the Consolidated Condensed Financial Statements.