Form 10-Q
period 2011-06-30
LEXMARK INTERNATIONAL INC /KY/
filed 2011-08-08
CIK 1001288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2011

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

The registrant had 79,252,573 shares outstanding (excluding shares held in treasury) of Class A Common Stock, par value $0.01 per share, as of the close of business on July 29, 2011.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

		Page of Form 10-Q
	PART I – FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS
	Consolidated Condensed Statements of Earnings
	Three and Six Months Ended June 30, 2011 and 2010	2
	Consolidated Condensed Statements of Financial Position
	As of June 30, 2011 and December 31, 2010	3
	Consolidated Condensed Statements of Cash Flows
	Six Months Ended June 30, 2011 and 2010	4
	Notes to the Consolidated Condensed Financial Statements	5
Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	31
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	50
Item 4.	CONTROLS AND PROCEDURES	51

	PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	52
Item 1A.	RISK FACTORS	52
Item 6.	EXHIBITS	52

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

PART I – FINANCIAL INFORMATION

Item 1.              FINANCIAL STATEMENTS

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010

Revenue	$1,044.2	$1,033.0	$2,078.6	$2,075.9
Cost of revenue	630.7	653.0	1,275.8	1,311.1
Gross profit	413.5	380.0	802.8	764.8

Research and development	90.4	91.5	181.3	180.9
Selling, general and administrative	186.3	168.3	373.1	327.2
Restructuring and related charges (reversals)	(1.1)	1.3	(2.7)	4.5
Operating expense	275.6	261.1	551.7	512.6
Operating income	137.9	118.9	251.1	252.2

Interest (income) expense, net	7.2	5.7	14.8	12.3
Other (income) expense, net	(0.4)	0.3	(0.3)	1.3
Net impairment losses on securities	-	-	-	0.2
Earnings before income taxes	131.1	112.9	236.6	238.4

Provision for income taxes	29.8	27.8	52.1	58.0
Net earnings	$101.3	$85.1	$184.5	$180.4

Net earnings per share:
Basic	$1.28	$1.08	$2.33	$2.30
Diluted	$1.27	$1.07	$2.31	$2.28

Shares used in per share calculation:
Basic	79.3	78.6	79.1	78.5
Diluted	80.0	79.4	79.9	79.2

See Notes to the Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
(In Millions, Except Par Value)
(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$456.0	$337.5
Marketable securities	884.2	879.7
Trade receivables, net of allowances of $29.8 in 2011 and $32.8 in 2010	445.4	479.6
Inventories	352.1	366.1
Prepaid expenses and other current assets	267.5	206.7
Total current assets	2,405.2	2,269.6

Property, plant and equipment, net	899.8	904.8
Marketable securities	12.0	18.0
Goodwill	187.8	187.3
Intangibles, net	144.3	155.3
Other assets	171.2	170.2
Total assets	$3,820.3	$3,705.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$511.3	$535.3
Accrued liabilities	644.3	711.0
Total current liabilities	1,155.6	1,246.3

Long-term debt	649.2	649.1
Other liabilities	389.4	415.5
Total liabilities	2,194.2	2,310.9

Contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1.6 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value:
Class A, 900.0 shares authorized; 79.2 and 78.6 outstanding in 2011 and 2010, respectively	0.9	0.9
Class B, 10.0 shares authorized; no shares issued and outstanding	-	-
Capital in excess of par	857.8	841.5
Retained earnings	1,364.3	1,179.8
Treasury stock, net; at cost; 15.1 shares in 2011 and 2010	(404.4)	(404.4)
Accumulated other comprehensive loss	(192.5)	(223.5)
Total stockholders' equity	1,626.1	1,394.3
Total liabilities and stockholders' equity	$3,820.3	$3,705.2

See Notes to the Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Six Months Ended June 30
	2011	2010
Cash flows from operating activities:
Net earnings	$184.5	$180.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	104.1	92.8
Deferred taxes	(7.5)	7.6
Stock-based compensation expense	13.8	7.2
Gain on sale of facilities	-	(0.5)
Other	4.4	0.8
Change in assets and liabilities:
Trade receivables	34.2	(25.5)
Inventories	14.0	18.3
Accounts payable	(24.0)	27.0
Accrued liabilities	(66.1)	(18.5)
Other assets and liabilities	(77.9)	(52.7)
Net cash flows provided by operating activities	179.5	236.9

Cash flows from investing activities:
Purchases of property, plant and equipment	(70.2)	(79.8)
Purchases of marketable securities	(762.1)	(666.8)
Proceeds from sales of marketable securities	650.9	427.2
Proceeds from maturities of marketable securities	116.3	96.1
Purchases of companies net of cash acquired	-	(273.5)
Proceeds from sales of facilities	-	5.6
Other	0.2	0.6
Net cash flows used for investing activities	(64.9)	(490.6)

Cash flows from financing activities:
Repayment of assumed long term debt	-	(3.1)
Other	2.2	(9.0)
Net cash flows provided by (used for) financing activities	2.2	(12.1)
Effect of exchange rate changes on cash	1.7	(4.1)
Net change in cash and cash equivalents	118.5	(269.9)
Cash and cash equivalents - beginning of period	337.5	459.3
Cash and cash equivalents - end of period	$456.0	$189.4

See Notes to the Consolidated Condensed Financial Statements.

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

Refer to Note 3 of the Notes to the Consolidated Condensed Financial Statements for information regarding the first quarter 2011 measurement period adjustment applied retrospectively to the Consolidated Condensed Statements of Financial Position related to the acquisition of Perceptive Software, Inc. in the second quarter of 2010.

Refer to Note 16 of the Notes to the Consolidated Condensed Financial Statements for a discussion of accounting changes in the first quarter of 2011 required by updates to the Accounting Standards Codification (“ASC”). The updates are related to the accounting for multiple-deliverable revenue arrangements.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	June 30, 2011				December 31, 2010
		Based on				Based on
		Quoted prices in	Other observable	Unobservable		Quoted prices in	Other observable	Unobservable
		active markets	inputs	inputs		active markets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)	Fair value	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Government & agency debt securities	$ 318.7	$ 235.0	$ 83.7	$ -	$ 306.8	$ 243.1	$ 63.7	$ -
Corporate debt securities	483.7	56.8	426.3	0.6	483.7	21.5	459.4	2.8
AB & MB securities	81.7	-	73.4	8.3	89.2	-	82.5	6.7
Auction rate securities - municipal debt	0.1	-	-	0.1	-	-	-	-
Total available-for-sale marketable securities - ST	884.2	291.8	583.4	9.0	879.7	264.6	605.6	9.5

Foreign currency derivatives (1)	2.4	-	2.4	-	4.2	-	4.2	-

Auction rate securities - municipal debt	8.7	-	-	8.7	14.5	-	-	14.5
Auction rate securities - preferred	3.3	-	-	3.3	3.5	-	-	3.5
Total available-for-sale marketable securities - LT	12.0	-	-	12.0	18.0	-	-	18.0
Total	$ 898.6	$ 291.8	$ 585.8	$ 21.0	$ 901.9	$ 264.6	$ 609.8	$ 27.5

AB = Asset-backed
MB = Mortgage-backed

(1) Foreign currency derivative assets are included in Prepaid expenses and other current assets on the Consolidated Condensed Statements of Financial Position. See Note 13 of the Notes to the Consolidated Condensed Financial Statements for disclosure of derivative assets and liabilities on a gross basis.

Excluded from the 2011 table above were financial instruments included in Cash and cash equivalents on the Consolidated Condensed Statements of Financial Position. The Company’s policy is to consider all highly liquid investments with an original maturity of three months or less at the Company’s date of purchase to be cash equivalents. Investments considered cash equivalents included approximately $301.0 million of money market funds, $13.7 million of U.S. government and agency securities and $1.5 million of corporate debt securities at June 30, 2011. Excluded from the 2010 table above were financial instruments included in Cash and cash equivalents on the Consolidated Condensed Statements of Financial Position. Investments considered cash equivalents included approximately $132.7 million of money market funds, $63.1 million of US government and agency debt securities and $12.3 million of corporate debt securities at December 31, 2010. The amortized cost of these investments closely approximates fair value in accordance with the Company’s policy regarding cash equivalents. Fair value of these instruments is readily determinable using the methods described below for marketable securities or, in the case of money market funds, based on the fair value per share (unit) determined and published as the basis for current transactions.

The following tables present additional information about Level 3 assets measured at fair value on a recurring basis for the three and six months ended June 30, 2011:

Available-for-sale marketable securities
Three Months Ended, June 30, 2011	Total Level 3	Corporate debt	AB and MB	ARS - muni debt	ARS - preferred
	securities	securities	securities	securities	securities
Balance, beginning of period	$ 24.7	$ 0.9	$ 6.1	$ 14.4	$ 3.3
Realized and unrealized gains/(losses) included in earnings	0.1	-	0.1	-	-
Unrealized gains/(losses) included in OCI - OTTI securities	0.1	-	-	0.1	-
Unrealized gains/(losses) included in OCI - All other	0.8	-	(0.1)	0.9	-
Purchases	0.8	-	0.8	-	-
Sales and redemptions	(7.8)	(0.3)	(0.9)	(6.6)	-
Transfers in	2.3	-	2.3	-	-
Transfers out	-	-	-	-	-
Balance, end of period	$ 21.0	$ 0.6	$ 8.3	$ 8.8	$ 3.3

Six Months Ended, June 30, 2011	Total Level 3	Corporate debt	AB and MB	ARS - muni debt	ARS - preferred
	securities	securities	securities	securities	securities
Balance, beginning of period	$ 27.5	$ 2.8	$ 6.7	$ 14.5	$ 3.5
Realized and unrealized gains/(losses) included in earnings	0.1	-	0.1	-	-
Unrealized gains/(losses) included in OCI - OTTI securities	0.2	0.1	(0.1)	0.2	-
Unrealized gains/(losses) included in OCI - All other	0.7	-	-	0.9	(0.2)
Purchases	0.8	-	0.8	-	-
Sales and redemptions	(10.6)	(2.3)	(1.5)	(6.8)	-
Transfers in	2.3	-	2.3	-	-
Transfers out	-	-	-	-	-
Balance, end of period	$ 21.0	$ 0.6	$ 8.3	$ 8.8	$ 3.3

OCI = Other comprehensive income
OTTI = Other-than-temporary impairment
AB = Asset-backed
MB = Mortgage-backed
ARS = Auction rate security

Of the realized and unrealized losses included in earnings during the first half of 2011, none were related to Level 3 securities held by the Company at June 30, 2011.

For purposes of comparison, the following tables present additional information about Level 3 assets measured at fair value on a recurring basis for the three and six months ended June 30, 2010:

Available-for-sale marketable securities

Three Months Ended, June 30, 2010	Total Level 3	Corporate debt	AB and MB	ARS - muni debt	ARS - preferred
	securities	securities	securities	securities	securities
Balance, beginning of period	$40.2	$10.7	$7.3	$18.8	$3.4
Realized and unrealized gains/(losses) included in earnings	(0.1)	(0.1)	-	-	-
Unrealized gains/(losses) included in OCI - OTTI securities	0.2	-	0.1	0.1	-
Unrealized gains/(losses) included in OCI - All other	0.2	0.3	0.1	(0.1)	(0.1)
Purchases	4.0	4.0	-	-	-
Sales and redemptions	(0.6)	(0.1)	(0.5)	-	-
Transfers in	-	-	-	-	-
Transfers out	(5.8)	(5.4)	(0.4)	-	-
Balance, end of period	$38.1	$9.4	$6.6	$18.8	$3.3

Six Months Ended, June 30, 2010	Total Level 3	Corporate debt	AB and MB	ARS - muni debt	ARS - preferred
	securities	securities	securities	securities	securities
Balance, beginning of period	$25.4	$1.0	$2.4	$18.6	$3.4
Realized and unrealized gains/(losses) included in earnings	(0.2)	(0.1)	(0.1)	-	-
Unrealized gains/(losses) included in OCI - OTTI securities	0.8	0.2	0.3	0.3	-
Unrealized gains/(losses) included in OCI - All other	0.4	0.3	0.2	-	(0.1)
Purchases	8.4	8.4	-	-	-
Sales and redemptions	(1.3)	(0.1)	(1.1)	(0.1)	-
Transfers in	10.4	5.1	5.3	-	-
Transfers out	(5.8)	(5.4)	(0.4)	-	-
Balance, end of period	$38.1	$9.4	$6.6	$18.8	$3.3

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

2011
The Company transferred, on a gross basis, $30.5 million of U.S. agency debt securities and $2.0 million of corporate debt securities from Level 1 to Level 2 due to lower levels of market activity noted during the six months ended June 30, 2011. The fair values of the Company’s U.S. agency debt securities are generally categorized as Level 1 but may be downgraded based on the Company’s assessment of market activity for individual securities. The transfers occurred in both the first and second quarters of 2011 totaling $22.2 million and $10.3 million, respectively. The Company also transferred from Level 2 to Level 1, on a gross basis, $28.3 million of corporate debt securities due to trading volumes sufficient to indicate an active market for the securities as well as $12.0 million of U.S. agency debt securities due to the securities resuming higher levels of market activity during the six months ended June 30, 2011. The transfers occurred in both the first and second quarter of 2011 totaling $15.9 million and $24.4 million, respectively.

Additionally, as indicated in the table above, the Company transferred, on a gross basis, $2.3 million of asset-backed securities from Level 2 to Level 3, all of which occurred in the second quarter of 2011. The Company was unable to corroborate the consensus price of these securities with a sufficient level of observable market data to maintain Level 2 classification.

2010
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

Auction Rate Securities

The Company’s auction rate securities for which recent auctions were unsuccessful are made up of student loan revenue bonds valued at $3.1 million, municipal sewer and airport revenue bonds valued at $5.7 million, and auction rate preferred stock valued at $3.3 million at June 30, 2011. The Company’s auction rate securities for which recent auctions were unsuccessful were made up of student loan revenue bonds valued at $9.0 million, municipal sewer and airport revenue bonds valued at $5.5 million, and auction rate preferred stock valued at $3.5 million at December 31, 2010.

At June 30, 2011, the Company’s auction rate securities for which recent auctions were unsuccessful were valued using a discounted cash flow model based on the characteristics of the individual securities, which the Company believes yields the best estimate of fair value. The first step in the valuation included a credit analysis of the security which considered various factors including the credit quality of the issuer (and insurer if applicable), the instrument’s position within the capital structure of the issuing authority, and the composition of the authority’s assets including the effect of insurance and/or government guarantees. Next, the future cash flows of the instruments were projected based on certain assumptions regarding the auction rate market significant to the valuation including (1) the auction rate market will remain illiquid and auctions will continue to fail causing the interest rate to be the maximum applicable rate and (2) the securities will not be redeemed. These assumptions resulted in discounted cash flow analysis being performed through the legal maturities of most of the securities, ranging from July 2032 through December 2037, or in the case of the auction rate preferred stock, through the mandatory redemption date of December 2021. The projected cash flows were then discounted using the applicable yield curve plus a 250 basis point liquidity premium added to the applicable discount rate. Different assumptions were used for one of the Company’s municipal bonds due to the distressed financial conditions of both the issuer and the insurer. The fair value of this security was $2.3 million, and was primarily based on the expected recoveries that holders could realize from bankruptcy proceedings after a likely work out period of two years.

Derivatives

The Company employs a foreign currency risk management strategy that periodically utilizes derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates.  Fair values for the Company’s derivative financial instruments are based on pricing models or formulas using current market data. Variables used in the calculations include forward points and spot rates at the time of valuation. Because of the very short duration of the Company’s transactional hedges (three months or less) and minimal risk of nonperformance, the settlement price and exit price should approximate one another. At June 30, 2011 and December 31, 2010, all of the Company’s forward exchange contracts were designated as Level 2 measurements in the fair value hierarchy. Refer to Note 13 of the Notes to the Consolidated Condensed Financial Statements for more information regarding the Company’s derivatives.

Senior Notes

In May 2008, the Company issued $350 million of five-year fixed rate senior unsecured notes and $300 million of ten-year fixed rate senior unsecured notes.

At June 30, 2011, the fair values of the Company’s five-year and ten-year notes were estimated to be $373.1 million and $326.1 million, respectively, based on the prices the bonds have recently traded in the market as well as the overall market conditions on the date of valuation. The $699.2 million total fair value of the debt is not recorded on the Company’s Consolidated Condensed Statements of Financial Position and is therefore excluded from the 2011 fair value table above. The total carrying value of the senior notes, net of $0.8 million discount, was $649.2 million on the June 30, 2011 Consolidated Condensed Statements of Financial Position.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis Subsequent to Initial Recognition

2011
Fair Value Measurements Using
		Quoted prices in	Other observable	Unobservable	Total gains	Total gains
		active markets	inputs	inputs	(losses)	(losses)
	Fair value	(Level 1)	(Level 2)	(Level 3)	2nd Qtr 2011	YTD 2011

Long-lived assets held for sale	$ 4.0	$ -	$ -	$ 4.0	$ (1.3)	$ (2.3)
					$ (1.3)	$ (2.3)

There were no material fair value adjustments to assets or liabilities measured at fair value on a nonrecurring basis subsequent to initial recognition during 2010.

Long-lived assets held for sale

Related to the April 2009 restructuring plan, the Company’s inkjet cartridge manufacturing facility in Juarez, Mexico qualified as held for sale in the first quarter of 2010. During the first quarter of 2011, in accordance with the guidance on accounting for the impairment or disposal of long-lived assets, the building and land with a carrying value of $4 million ($3 million in previous periods due to foreign currency translation) were written down to their fair value less cost to sell of $3 million, resulting in a loss of $1 million. The loss is included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings. The asset is included in Property, plant and equipment, net on the Consolidated Condensed Statements of Financial Position. Fair value was estimated using a market approach, based on available data for transactions in the region as well as the asking price of a comparable property. The decrease in fair value during the first quarter of 2011 was driven by the worsening of the industrial market in Juarez. Subsequent to the recognition of the loss during the first quarter of 2011, the Company received an offer to purchase the facility comparable to the estimated fair value. The Company is currently negotiating the offer and believes it will complete the sale in 2011.

Related to the 2007 restructuring plan, the Company’s Orleans, France facility qualified as held for sale in the second quarter of 2009. The asset is included in Property, plant and equipment, net on the Consolidated Condensed Statements of Financial Position at the lower of its carrying amount or fair value less costs to sell in accordance with guidance on accounting for the impairment or disposal of long-lived assets. The carrying value of the building and land held for sale was approximately $7 million at June 30, 2011. The fair value of the site is estimated to be in the range of $7 million to $8 million based on non-binding price quotes from a market participant and considering the highest and best use of the asset for sale. A letter of commitment was signed in the first quarter of 2010 obligating the potential buyer to 10% of the $7 million sale price. Certain regulatory requirements in the jurisdiction in which the facility is located have delayed the sale, and the Company now believes it will complete the sale of the facility in 2012 or 2013. The Company is taking steps to minimize recurring expenses associated with the facility. There have been no fair value adjustments recorded in 2011 related to the site held for sale.

Land held by the Company in Tatabanya, Hungary with carrying value of $2 million was written down to fair value less cost to sell of $1 million during the second quarter of 2011 due to the Company’s receipt of an offer to purchase the land that was less than the carrying value of the land. The $1 million loss is included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.  The Company believes it will complete the sale in 2011.

3.           BUSINESS COMBINATIONS

Acquisition of Perceptive Software, Inc.

On June 7, 2010, the Company acquired all issued and outstanding stock of Perceptive Software, Inc. (“Perceptive Software”) for $280 million in cash, or $266.8 million net of cash acquired. Perceptive Software is a leading provider of enterprise content management (“ECM”) software and solutions. The acquisition builds upon and strengthens Lexmark’s current industry-focused document workflow solutions and managed print services and enables the Company to immediately participate in the adjacent, growing market segment of ECM software solutions. The disclosures required under the guidance for business combinations were provided in the Notes to the Consolidated Financial Statements filed with the Securities and Exchange Commission for the year ended December 31, 2010 on Form 10-K.

The following table summarizes the assets acquired and liabilities assumed as of the acquisition date, including the effect of the measurement period adjustment recorded in the first quarter of 2011 discussed below.

Cash	$13.2
Trade receivables	26.2
Other assets	5.1
Property, plant and equipment	3.5
Identifiable intangible assets	145.9
Deferred tax liability, net (1)	(53.2)
Accounts payable	(2.5)
Deferred revenue	(2.4)
Long term debt (2)	(3.1)
Other liabilities	(14.5)
Total identifiable net assets	118.2
Goodwill	161.8
Total purchase price	$280.0

(1) Deferred tax liability, net primarily relates to purchased identifiable intangible assets and is shown net of deferred tax assets.
(2) The long term debt assumed by the Company in the acquisition was repaid after the acquisition date and is included in Repayment of assumed long term debt in the financing section of the Company's Consolidated Condensed Statements of Cash Flows. There was no gain or loss recognized on the early extinguishment of long term debt.

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

4.           RESTRUCTURING AND RELATED CHARGES

October 2009 Restructuring Plan

General

As part of Lexmark’s ongoing plans to improve the efficiency and effectiveness of its operations, the Company announced restructuring actions (the “October 2009 Restructuring Plan”) on October 20, 2009.  The Company continues its focus on refining its selling and service organization, reducing its general and administrative expenses, consolidating its cartridge manufacturing capacity, and enhancing the efficiency of its supply chain infrastructure. The actions taken will reduce cost and expense across the organization, with a focus in manufacturing and supply chain, service delivery overhead, marketing and sales support, corporate overhead and development positions as well as reducing cost through consolidation of facilities in supply chain and cartridge manufacturing.  The October 2009 Restructuring Plan is considered substantially completed and any remaining charges to be incurred are expected to be immaterial.

The October 2009 Restructuring Plan is expected to impact about 770 positions worldwide.  Total pre-tax charges of approximately $70 million are expected for the October 2009 Restructuring Plan with $65.5 million of total charges incurred to date. Approximately $4 million of remaining charges are expected to be incurred in 2011.  The Company expects the total cash cost of the October 2009 Restructuring Plan to be approximately $56 million.

The Company expects to incur total charges related to the October 2009 Restructuring Plan of approximately $56.3 million in ISS and approximately $13.7 million in All other.

Impact to 2011 and 2010 Financial Results

For the three and six months ended June 30, 2011 and 2010, the Company incurred charges (reversals) for the October 2009 Restructuring Plan as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Accelerated depreciation charges	$-	$0.8	$0.1	$1.8
Employee termination benefit charges (reversals)	(0.6)	0.1	(2.2)	1.3
Contract termination and lease charges (reversals)	(0.4)	1.6	(0.4)	4.4
Total restructuring-related charges (reversals)	$(1.0)	$2.5	$(2.5)	$7.5

Accelerated depreciation charges for the October 2009 Restructuring Plan and all of the other restructuring plans were determined in accordance with FASB guidance on accounting for the impairment or disposal of long-lived assets.  For the six months ended June 30, 2011, the Company recorded $0.1 million of accelerated depreciation charges in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.  For the three and six months ended June 30, 2010, the Company recorded $0.8 million and $1.8 million, respectively, of accelerated depreciation charges in Cost of Revenue on the Consolidated Condensed Statements of Earnings.

Employee termination benefit charges and contract termination and lease charges for the October 2009 Restructuring Plan and all of the other restructuring plans were recorded in accordance with FASB guidance on employers’ accounting for postemployment benefits and guidance on accounting for costs associated with exit or disposal activities, as appropriate.  For the three and six months ended June 30, 2011 and 2010, employee termination benefit charges (reversals), which include severance, medical and other benefits, and contract termination and lease charges (reversals) are included in Restructuring and related charges (reversals) on the Consolidated Condensed Statements of Earnings.

For the six months ended June 30, 2011, the $2.6 million reversal for employee termination benefit and contract termination and lease charges is due primarily to revisions in assumptions.

For the three months ended June 30, 2011, the Company incurred restructuring-related charges (reversals) of $0.2 million in ISS and $(1.2) million in All other.  For the three months ended June 30, 2010, the Company incurred restructuring-related charges of $2.1 million in ISS and $0.4 million in All other.

For the six months ended June 30, 2011, the Company incurred restructuring-related (reversals) of $(1.2) million in ISS and $(1.3) million in All other.  For the six months ended June 30, 2010, the Company incurred restructuring-related charges of $6.9 million in ISS and $0.6 million in All other.

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits and contract termination and lease charges in connection with the October 2009 Restructuring Plan.  Of the total $12.8 million restructuring liability, $11.6 million is included in Accrued liabilities and $1.2 million is included in Other liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

	Employee Termination Benefits	Contract Termination & Lease Charges	Total
Balance at January 1, 2011	$24.2	$1.1	$25.3
Payments & Other (1)	(9.9)	(0.1)	(10.0)
Reversals (2)	(2.1)	(0.4)	(2.5)
Balance at June 30, 2011	$12.2	$0.6	$12.8
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

Impact to 2011 and 2010 Financial Results

For the three and six months ended June 30, 2011 and 2010, the Company incurred charges (reversals) for the Company’s Other Restructuring Actions as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Accelerated depreciation charges	$-	$0.1	$-	$2.3
Impairment of long-lived assets held for sale	-	-	1.0	-
Employee termination benefit charges (reversals)	(0.1)	(0.4)	(0.1)	(1.2)
Total restructuring-related charges (reversals)	$(0.1)	$(0.3)	$0.9	$1.1

In the six months ended June 30, 2011, the Company recorded an impairment charge of $1.0 million related to its manufacturing facility in Juarez, Mexico held for sale for which the current fair value has fallen below the carrying value.  The asset impairment charge was determined in accordance with the FASB guidance on accounting for the impairment or disposal of long-lived assets and is included in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings.

For the three and six months ended June 30, 2011 and 2010, accelerated depreciation charges are included in Cost of revenue, and employee termination benefit charges (reversals) are included in Restructuring and related charges (reversals) on the Consolidated Condensed Statements of Earnings.

For the three and six months ended June 30, 2011, the Company incurred all restructuring-related charges (reversals)  in ISS.

For the three months ended June 30, 2010, the Company incurred restructuring-related charges (reversals) of $(0.4) million in ISS and $0.1 million in All other.  For the six months ended June 30, 2010, the Company incurred restructuring-related charges (reversals) of $1.3 million in ISS and ($0.2) million in All other.

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

Employee Termination Benefits
Balance at January 1, 2011	$2.3
Payments & Other (1)	(1.3)
Reversals (2)	(0.1)
Balance at June 30, 2011	$0.9
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

Money market funds included in Cash and cash equivalents on the Consolidated Condensed Statement of Financial Position are excluded from the information contained in this Note. Refer to Note 2 of the Notes to the Consolidated Condensed Financial Statements for information regarding these investments.

As of June 30, 2011, the Company’s available-for-sale Marketable securities had gross unrealized gains and losses of $5.4 million and $2.3 million, respectively, and consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Auction rate securities - municipal debt	$8.9	$0.9	$(1.0)	$8.8
Corporate debt securities	482.4	3.0	(0.2)	485.2
Government and agency debt securities	331.8	0.8	(0.1)	332.5
Asset-backed and mortgage-backed securities	81.3	0.7	(0.3)	81.7
Total debt securities	904.4	5.4	(1.6)	908.2
Auction rate securities - preferred	4.0	-	(0.7)	3.3
Total security investments	908.4	5.4	(2.3)	911.5
Cash equivalents	(15.3)	-	-	(15.3)
Total marketable securities	$893.1	$5.4	$(2.3)	$896.2

At December 31, 2010, the Company’s available-for-sale Marketable securities had gross unrealized gains and losses of $4.6 million and $3.7 million, respectively, with an estimated fair value of $897.7 million excluding $75.4 million of cash equivalents.

Although contractual maturities of the Company’s investment in debt securities may be greater than one year, the majority of investments are classified as Current assets in the Consolidated Condensed Statements of Financial Position due to the Company’s ability to use these investments for current liquidity needs if required.  As of June 30, 2011, and December 31, 2010, auction rate securities of $12.0 million and $18.0 million, respectively, are classified in noncurrent assets due to the fact that the securities have experienced unsuccessful auctions and that poor debt market conditions have reduced the likelihood that the securities will successfully auction within the next 12 months. The contractual maturities of the Company’s available-for-sale marketable securities noted above are shown below.  Expected maturities may differ from final contractual maturities for certain securities that allow for call or prepayment provisions. Proceeds from calls and prepayments are included in Proceeds from maturities of marketable securities on the Consolidated Condensed Statements of Cash Flows.

	June 30, 2011		December 31, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in less than one year	$240.1	$240.9	$279.9	$280.2
Due in 1-5 years	638.2	641.0	645.5	647.5
Due after 5 years	30.1	29.6	46.8	45.4
Total available-for-sale marketable securities	$908.4	$911.5	$972.2	$973.1

For the three and six months ended June 30, 2011, the Company recognized $1.5 million and $2.0 million, respectively,  in net gains on its marketable securities; all of which is realized gains due to sales and maturities and is included in Other (income) expense, net on the Consolidated Condensed Statements of Earnings.  The Company uses the specific identification method when accounting for the costs of its available-for-sale marketable securities sold.

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

For the three and six months ended June 30, 2011 and 2010,  the following table provides a summary of the total other-than-temporary impairment losses incurred, the portion recognized in Accumulated other comprehensive loss for the noncredit portion of other-than-temporary impairment, and the net credit losses recognized in Net impairment losses on securities on the Consolidated Condensed Statements of Earnings:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Total other-than-temporary impairment losses on securities	$-	$-	$-	$0.1
Portion of loss recognized in other comprehensive income (before tax)	-	-	-	0.1
Net impairment losses on securities	$-	$-	$-	$0.2

The $0.2 million credit loss for the six months ending June 30, 2010, is made up of other-than-temporary impairment related to certain asset-backed and mortgage-backed securities.

The table below presents a cumulative rollforward of the amount related to credit losses recognized in earnings for other-than-temporary impairments:

Beginning balance of amounts related to credit losses, January 1, 2011	$2.7
Credit losses on debt securities for which OTTI was not previously recognized	-
Additional credit losses on debt securities for which OTTI was previously recognized	-
Reductions for securities sold in the period for which OTTI was previously recognized	(0.1)
Ending balance of amounts related to credit losses, June 30, 2011	$2.6

The following table provides information at June 30, 2011, about the Company’s marketable securities with gross unrealized losses for which no other-than-temporary impairment has been incurred, and the length of time that individual securities have been in a continuous unrealized loss position.  The gross unrealized loss of $2.2 million, pre-tax, is recognized in accumulated other comprehensive income:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Auction rate securities	$-	$-	$9.8	$(1.7)	$9.8	$(1.7)
Corporate debt securities	68.8	(0.2)	4.3	-	73.1	(0.2)
Asset-backed and mortgage-backed securities	15.9	-	2.2	(0.2)	18.1	(0.2)
Government and agency	109.2	(0.1)	-	-	109.2	(0.1)
Total	$193.9	$(0.3)	$16.3	$(1.9)	$210.2	$(2.2)

The table below provides information at June 30, 2011, about the Company’s marketable securities with gross unrealized losses for which other-than-temporary impairment has been incurred, and the length of time that individual securities have been in a continuous unrealized loss position.  The gross unrealized loss of $0.1 million, pre-tax, is recognized in accumulated other comprehensive income:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Corporate debt securities	$-	$-	$0.1	$-	$0.1	$-
Asset-backed and mortgage-backed securities	-	-	0.2	(0.1)	0.2	(0.1)
Total	$-	$-	$0.3	$(0.1)	$0.3	$(0.1)

Auction rate securities

The Company’s valuation process for its auction rate security portfolio begins with a credit analysis of each instrument. Under this method, the security is analyzed for factors impacting its future cash flows, such as the underlying collateral, credit ratings, credit insurance or other guarantees, and the level of seniority of the specific tranche of the security. Future cash flows are projected incorporating certain security specific assumptions such as the ratings outlook, the assumption that the auction market will remain illiquid and that the security’s interest rate will continue to be set at the maximum applicable rate, and that the security will not be redeemed until its mandatory redemption date.  The methodology for determining the appropriate discount rate uses market-based yield indicators and the underlying collateral as a baseline for determining the appropriate yield curve, and then adjusting the resultant rate on the basis of the credit and structural analysis of the security.  The unrealized losses on the Company’s auction rate portfolio are a result of the illiquidity in this market sector and are not due to credit quality.  The Company has the intent to hold these securities until liquidity in the market or optional issuer redemption occurs, and it is not more likely than not that the Company will be required to sell these securities before anticipated recovery.  Additionally, if the Company requires capital, the Company has available liquidity through its trade receivables facility and revolving credit facility.

Corporate debt securities

Unrealized losses on the Company’s corporate debt securities are attributable to current economic conditions and are not due to credit quality.  Because the Company does not intend to sell and will not be required to sell the securities before recovery of their net book values, which may be at maturity, the Company does not consider securities in its corporate debt portfolio to be other-than-temporarily impaired at June 30, 2011.

Asset-backed and mortgage-backed securities

Credit losses for the asset-backed and mortgage-backed securities are derived by examining the significant drivers that affect loan performance such as pre-payment speeds, default rates, and current loan status.  These drivers are used to apply specific assumptions to each security and are further divided in order to separate the underlying collateral into distinct groups based on loan performance characteristics.  For instance, more weight is placed on higher risk categories such as collateral that exhibits higher than normal default rates, those loans originated in high risk states where home appreciation has suffered the most severe correction, and those loans which exhibit longer delinquency rates.  Based on these characteristics, collateral-specific assumptions are applied to build a model to project future cash flows expected to be collected.  These cash flows are then discounted at the current yield used to accrete the beneficial interest, which approximates the effective interest rate implicit in the bond at the date of acquisition for those securities purchased at par.   The unrealized losses on the Company’s remaining asset-backed and mortgage-backed securities are due to constraints in market liquidity for certain portions of these sectors in which the Company has investments, and are not due to credit quality.  Because the Company does not intend to sell the securities before recovery of their net book values, the Company does not consider the remainder of its asset-backed and mortgage-backed debt portfolio to be other-than-temporarily impaired at June 30, 2011.

Government and Agency securities

The unrealized losses on the Company’s investments in government and agency securities are the result of interest rate effects. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their net book values, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2011.

6.           INVENTORIES

Inventories consist of the following:
	June 30, 2011	December 31, 2010
Work in process	$45.2	$61.6
Finished goods	306.9	304.5
Inventories	$352.1	$366.1

7.           AGGREGATE WARRANTY LIABILITY

Changes in the Company’s warranty liability for standard warranties and deferred revenue for extended warranties are presented in the tables below:

Warranty Liability:
	2011	2010
Balance at January 1	$52.2	$46.6
Accruals for warranties issued	39.3	41.2
Accruals related to pre-existing warranties (including changes in estimates)	6.1	1.4
Settlements made (in cash or in kind)	(47.5)	(41.9)
Balance at June 30	$50.1	$47.3

Deferred service revenue:
	2011	2010
Balance at January 1	$185.7	$195.9
Revenue deferred for new extended warranty contracts	49.9	37.9
Revenue recognized	(53.7)	(46.4)
Balance at June 30	$181.9	$187.4
Current portion	90.5	82.5
Non-current portion	91.4	104.9
Balance at June 30	$181.9	$187.4

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

8.           INCOME TAXES

The Provision for income taxes for the three months ended June 30, 2011 was an expense of $29.8 million or an effective tax rate of 22.7%, compared to an expense of $27.8 million or an effective tax rate of 24.6% for the three months ended June 30, 2010.  The difference in these rates (excluding discrete items) is primarily due to a shift in the expected geographic distribution of earnings for 2011 (0.6 percentage point increase from period to period) and to the fact that the U.S. research and experimentation tax credit was not in effect during the second quarter of 2010 but was in effect during the second quarter of 2011 (1.5 percentage point decrease from period to period).

The Provision for income taxes for the six months ended June 30, 2011 was an expense of $52.1 million or an effective tax rate of 22.0%, compared to an expense of $58.0 million or an effective tax rate of 24.4% for the six months ended June 30, 2010.  For the six months ended June 30, 2011, the Company reduced income tax expense by $2.4 million in recognition of an anticipated tax benefit from the repatriation of foreign earnings.  The difference in these rates (excluding discrete items) is primarily due to a shift in the expected geographic distribution of earnings for 2011 (0.6 percentage point increase from period to period) and to the fact that the U.S. research and experimentation tax credit was not in effect as of June 30, 2010, but was in effect as of June 30, 2011 (1.5 percentage point decrease from period to period).

9.           STOCKHOLDERS’ EQUITY

In May 2008, the Company received authorization from the Board of Directors to repurchase an additional $750 million of its Class A Common Stock for a total repurchase authority of $4.65 billion. As of June 30, 2011, there was approximately $491 million of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. The Company did not repurchase any shares of its Class A Common Stock during the six months ended June 30, 2011 and 2010. As of June 30, 2011, since the inception of the program in April 1996, the Company had repurchased approximately 91.6 million shares of its Class A Common Stock for an aggregate cost of approximately $4.16 billion. As of June 30, 2011, the Company had reissued approximately 0.5 million shares of previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million, 16.0 million and 16.0 million shares of treasury stock in 2005, 2006 and 2008, respectively, the net treasury shares outstanding at June 30, 2011, were 15.1 million.

Refer to Note 17 of the Notes to the Consolidated Condensed Financial Statements for information regarding share repurchase activity that occurred subsequent to the date of the financial statements.

10.           OTHER COMPREHENSIVE EARNINGS (LOSS)

Comprehensive earnings (loss), net of taxes, consist of the following:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Net earnings	$101.3	$85.1	$184.5	$180.4
Other comprehensive earnings (loss):
Foreign currency translation adjustment	10.2	(25.0)	24.8	(25.7)
Pension or other postretirement benefits	2.5	3.4	4.6	3.3
Net unrealized gain on marketable securities - OTTI	0.1	0.2	0.2	0.9
Net unrealized gain on marketable securities	1.6	1.1	1.4	1.4
Comprehensive earnings	$115.7	$64.8	$215.5	$160.3

Accumulated other comprehensive (loss) earnings consist of the following:

	Foreign Currency Translation Adjustment	Pension or Other Postretirement Benefits	Net Unrealized (Loss) Gain on Marketable Securities - OTTI	Net Unrealized Gain on Marketable Securities	Accumulated Other Comprehensive (Loss) Earnings
Balance at December 31, 2010	$9.2	$(233.9)	$0.6	$0.6	$(223.5)
Change	14.6	2.1	0.1	(0.2)	16.6
Balance at March 31, 2011	$23.8	$(231.8)	$0.7	$0.4	$(206.9)
Change	10.2	2.5	0.1	1.6	14.4
Balance at June 30, 2011	$34.0	$(229.3)	$0.8	$2.0	$(192.5)

11.           EARNINGS PER SHARE (“EPS”)

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Numerator:
Net earnings	$101.3	$85.1	$184.5	$180.4
Denominator:
Weighted average shares used to compute basic EPS	79.3	78.6	79.1	78.5
Effect of dilutive securities -
Employee stock plans	0.7	0.8	0.8	0.7
Weighted average shares used to compute diluted EPS	80.0	79.4	79.9	79.2

Basic net EPS	$1.28	$1.08	$2.33	$2.30
Diluted net EPS	$1.27	$1.07	$2.31	$2.28

Restricted stock units and stock options totaling an additional 7.0 million and 7.4 million shares of Class A Common Stock for the three month periods ended June 30, 2011 and 2010, respectively, and 5.9 million and 7.3 million shares of Class A Common Stock for the six month periods ended June 30, 2011 and 2010, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

In addition to the 5.9 million antidilutive shares for the six months ended June 30, 2011, mentioned above, unvested restricted stock units with a performance condition that were granted in the first quarter of 2011 were also excluded from the computation of diluted earnings per share. According to FASB guidance on earnings per share, contingently issuable shares are excluded from the computation of diluted EPS if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. If the performance condition were to become satisfied based on actual financial results and the performance awards would have a dilutive impact on EPS, the performance awards included in the diluted EPS calculation would be in the range of 0.1 million to 0.3 million shares depending on the level of achievement.

12.           EMPLOYEE PENSION AND POSTRETIREMENT PLANS

The components of the net periodic benefit cost for both the pension and postretirement plans for the three and six months ended June 30, 2011 and 2010 were as follows:

Pension Benefits:	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Service cost	$0.8	$0.7	$1.6	$1.5
Interest cost	9.5	10.0	19.3	20.3
Expected return on plan assets	(11.0)	(11.7)	(22.3)	(23.6)
Amortization of net loss	5.2	4.5	10.4	9.3
Net periodic benefit cost	$4.5	$3.5	$9.0	$7.5

Other Postretirement Benefits:	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Service cost	$0.2	$0.2	$0.5	$0.5
Interest cost	0.4	0.5	0.9	1.1
Amortization of prior service (benefit) cost	(0.8)	(0.8)	(1.7)	(1.7)
Amortization of net loss	-	(0.1)	-	-
Net periodic benefit cost	$(0.2)	$(0.2)	$(0.3)	$(0.1)

The Company currently expects to contribute approximately $30 million to its pension and other postretirement plans in 2011. As of June 30, 2011, $19.6 million of contributions have been made.

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

Lexmark uses fair value hedges to reduce the potentially adverse effects that market volatility may have on its operating results.  Fair value hedges are hedges of recognized assets or liabilities. Lexmark enters into forward exchange contracts to hedge accounts receivable, accounts payable and other monetary assets and liabilities. The forward contracts used in this program generally mature in three months or less, consistent with the underlying asset or liability. Foreign exchange forward contracts may be used as fair value hedges in situations where derivative instruments expose earnings to further changes in exchange rates. Although the Company has historically used interest rate swaps to convert fixed rate financing activities to variable rates, there were no interest rate swaps outstanding as of June 30, 2011.

Net outstanding notional amount of derivative activity as of June 30, 2011 is included in the table below.  This activity was driven by fair value hedges of recognized assets and liabilities primarily denominated in the currencies below.

Long (Short) Positions by Currency (in USD)	June 30, 2011
EUR	$(51.9)
CHF	(22.5)
GBP	(16.6)
Other Net	10.0
Total	$(81.0)

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

As of June 30, 2011 and December 31, 2010, the Company had the following net derivative assets recorded at fair value in Prepaid expenses and other current assets on the Consolidated Condensed Statements of Financial Position:

Net Asset Position
Foreign Exchange Contracts	June 30, 2011	December 31, 2010
Gross liability position	$ (0.7)	$ (0.8)
Gross asset position	3.1	5.0
Net asset position	$ 2.4	$ 4.2

The Company had the following (gains) and losses related to derivative instruments qualifying and designated as hedging instruments in fair value hedges and related hedged items recorded in Cost of Revenue on the Consolidated Condensed Statements of Earnings:

	Three Months Ended June 30		Six Months Ended June 30
Fair Value Hedging Relationships	2011	2010	2011	2010
Foreign Exchange Contracts	$(0.7)	$8.2	$(5.2)	$10.3
Underlying	2.4	(4.8)	6.4	(9.5)
Total	$1.7	$3.4	$1.2	$0.8

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

The Company evaluates the performance of its segments based on revenue and operating income, and does not include segment assets or nonoperating income/expense items for management reporting purposes. Segment operating income (loss) includes: selling, general and administrative; research and development; restructuring and related charges; and other expenses, certain of which are allocated to the respective segments based on internal measures and may not be indicative of amounts that would be incurred on a standalone basis or may not be indicative of results of other enterprises in similar businesses. All other operating income (loss) includes significant expenses that are managed outside of the reporting segments. These unallocated costs include such items as information technology expenses, certain occupancy costs, stock-based compensation and certain other corporate and regional general and administrative expenses such as finance, legal and human resources.  Acquisition-related costs and integration expenses are also included in All other.

Prior year data has been updated to reflect the changes in the Company’s organizational structure, including the reclassification of certain expenses between All other (previously unallocated) and ISS related to the consolidation of its laser and inkjet printing organizations that took place in the fourth quarter of 2010.

Perceptive Software was acquired by the Company on June 7, 2010.  The 2010 financial results for Perceptive Software include only the activity occurring after the date of acquisition.

The following table includes information about the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Revenue:
ISS	$1,020.3	$1,026.6	$2,036.2	$2,069.5
Perceptive Software	23.9	6.4	42.4	6.4
Total revenue	$1,044.2	$1,033.0	$2,078.6	$2,075.9

Operating income (loss):
ISS	$215.2	$194.2	$403.6	$386.0
Perceptive Software	(5.9)	(0.2)	(13.3)	(0.2)
All other	(71.4)	(75.1)	(139.2)	(133.6)
Total operating income (loss)	$137.9	$118.9	$251.1	$252.2

Operating income (loss) noted above for the three months ended June 30, 2011 includes restructuring and related charges (reversals) of $0.1 million in ISS and $(1.2) million in All other. Operating income (loss) related to Perceptive Software for the three months ended June 30, 2011 includes $5.0 million of amortization expense related to intangible assets acquired by the Company in the second quarter of 2010.  Operating income (loss) noted above for the six months ended June 30, 2011 includes restructuring and related charges (reversals) of $(0.3) million in ISS and $(1.3) million in All other. Operating income (loss) related to Perceptive Software for the six months ended June 30, 2011 includes $9.8 million of amortization expense related to intangible assets acquired by the Company in the second quarter of 2010.

Operating income (loss) noted above for the three months ended June 30, 2010 includes restructuring and related charges (reversals) of $1.7 million in ISS and $0.5 million in All other.  Operating income (loss) noted above for the six months ended June 30, 2010 includes restructuring and related charges (reversals) of $8.2 million in ISS and $0.4 million in All other.  Operating income (loss) related to Perceptive Software for the three and six months ended June 30, 2010 includes $1.3 million of amortization expense related to intangible assets acquired by the Company in the second quarter of 2010.

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

The Company assesses the probability of an unfavorable outcome of all its material litigation, claims or assessments to determine whether a liability has been incurred and whether it is probable that one or more future events will occur confirming the fact of the loss.  In the event that an unfavorable outcome is determined to be probable and the amount of the loss can be reasonably estimated, the Company establishes an accrual for the litigation, claim or assessment.  In addition, in the event an unfavorable outcome is determined to be less than probable, but reasonably possible, the Company will disclose an estimate of the possible loss or range of such loss; however, when a reasonable estimate cannot be made, the Company will provide disclosure to that effect.   The Company reviews these accruals at least quarterly and may adjust these accruals to reflect the impact of negotiations, rulings, advice of legal counsel, and other information and events pertaining to a particular litigation matter, claim or assessment.  Litigation is inherently unpredictable and may result in adverse rulings or decisions.  In the event that any one or more of these litigation matters, claims or assessments result in a substantial judgment against, or settlement by, the Company, the resulting liability could also have a material effect on the Company’s financial condition, cash flows, and results of operations.

Legal proceedings

Lexmark v. Static Control Components, Inc. & Lexmark v. Clarity Imaging Technologies, Inc.

On December 30, 2002 (“02 action”) and March 16, 2004 (“04 action”), the Company filed claims against Static Control Components, Inc. (“SCC”) in the U.S. District Court for the Eastern District of Kentucky (the “District Court”) alleging violation of the Company’s intellectual property and state law rights. Similar claims in a separate action were filed by the Company in the District Court against Clarity Imaging Technologies, Inc. (“Clarity”) on October 8, 2004. SCC and Clarity have filed counterclaims against the Company in the District Court alleging that the Company engaged in anti-competitive and monopolistic conduct and unfair and deceptive trade practices in violation of the Sherman Act, the Lanham Act and state laws. SCC has stated in its legal documents that it is seeking approximately $17.8 million to $19.5 million in damages for the Company’s alleged anticompetitive conduct and approximately $1 billion for Lexmark’s alleged violation of the Lanham Act. Clarity has not stated a damage dollar amount. SCC and Clarity are seeking treble damages, attorney fees, costs and injunctive relief.  On September 28, 2006, the District Court dismissed the counterclaims filed by SCC that alleged the Company engaged in anti-competitive and monopolistic conduct and unfair and deceptive trade practices in violation of the Sherman Act, the Lanham Act and state laws. On October 13, 2006, SCC filed a Motion for Reconsideration of the District Court’s Order dismissing SCC’s claims, or in the alternative, to amend its pleadings, which the District Court denied on June 1, 2007. On June 20, 2007, the District Court Judge ruled that SCC directly infringed one of Lexmark’s patents-in-suit. On June 22, 2007, the jury returned a verdict that SCC did not induce infringement of Lexmark’s patents-in-suit. SCC has filed motions with the District Court seeking attorneys’ fees, cost and damages for the period that a preliminary injunction was in place that prevented SCC from selling certain microchips for some models of the Company’s toner cartridges.  The Company has responded to these motions and they are pending with the District Court. Appeal briefs for the 02 and 04 actions have been filed with the U.S. Court of Appeals for the Sixth Circuit.  In view of the uncertainty regarding the amount of damages, if any, that could be established after a ruling of the Sixth Circuit or the motions pending before the District Court, the Company does not believe a reasonable estimate of the range of possible loss to this matter is currently possible.

In the Clarity litigation, the proceedings are in the discovery phase.  Clarity has not stated the amount of damages it would seek in trial.  In view of the uncertainty regarding the amount of damages, if any, that could be awarded to Clarity in this matter, the Company does not believe a reasonable estimate of the range of possible loss to this matter is currently possible.

Sagem Communications v. Lexmark

Sagem Communications (formerly Sagem, S.A.) filed suit against the Company, in the Court of First Instance, Geneva, Switzerland on May 15, 2007.  The suit alleges the Company failed to timely develop a series of private label fax machines for Sagem.  Sagem’s suit seeks approximately $30 million.  The Company has asserted a counterclaim alleging Sagem failed to pay the Company a sum of approximately $1 million for tooling charges called for in the contract in the event that Sagem failed to meet certain minimum purchase commitments by December 31, 2005.  The Court held a series of procedural hearings through which the parties presented testimony and documentary evidence supporting their claims and defenses.  The Court of First Instance issued its judgment on September 30, 2010 dismissing all claims in the litigation.  The parties appealed to the Geneva Court of Appeals the dismissal of their respective claims.  The Geneva Court of Appeals, in an opinion dated May 20, 2011, ruled that while the Company was responsible to develop the private label fax machine, the limitation of liability provision in the contract was enforceable and was a limitation to the Company’s liability in this matter.  Under the ruling, the Company was ordered to pay Sagem less than $250,000.  A settlement was reached, no subsequent appeals were filed and the matter is now closed.

Molina v. Lexmark

On August 31, 2005 former Company employee Ron Molina filed a class action lawsuit in the California Superior Court for Los Angeles under a California employment statute which in effect prohibits the forfeiture of vacation time accrued.  This statute has been used to invalidate California employers’ “use or lose” vacation policies.  The class is comprised of less than 200 current and former California employees of the Company.  The trial was bifurcated into a liability phase and a damages phase.  On May 1, 2009, the trial court Judge brought the liability phase to a conclusion with a ruling that the Company’s vacation and personal choice day’s policies from 1991 to the present violated California law.  In a Statement of Decision, received by the Company on August 27, 2010, the trial court Judge awarded the class members approximately $8.3 million in damages which included waiting time penalties and interest but did not include post judgment interest, costs and attorneys’ fees.  On November 17, 2010, the trial court Judge partially granted the Company’s motion for a new trial solely as to the argument that current employees are not entitled to any damages.  On March 7, 2011 the trial court Judge reduced the original award to $7.8 million.  On June 21, 2011, the class members filed a motion for attorneys’ fees seeking $5.7 million.

The Company filed a notice of appeal with the California Court of Appeals objecting to the trial court Judge’s award.  The appeal is pending.

The Company believes an unfavorable outcome in the matter is probable.  The range of potential loss related to this matter is subject to a high degree of estimation.  In accordance with U.S. GAAP, if the reasonable estimate of a probable loss is a range and no amount within the range is a better estimate, the minimum amount of the range is accrued.  The Company has reserved a total of $1.8 million including attorney fees for estimated damages in the matter.  The amount recorded represents an estimate at the minimum amount of the range.  At the high end of the range, the class has sought approximately $16.7 million, the highest forfeiture amount asserted by the class’ expert based on an assumption that none of the California employees ever used any of their accrued vacation or personal choice days and this $16.7 million amount does not include post judgment interest, costs and attorneys' fees which also may be assessed against the Company.  While the Company believes it has meritorious defenses, the ultimate resolution of the matter could result in an additional loss of up to $14.9 million, excluding post judgment interest, costs and attorneys’ fees, in excess of the amount accrued.

Advanced Cartridge Technologies, LLC v. Lexmark

Advanced Cartridge Technologies, LLC (“ACT”) filed suit against the Company on February 22, 2010 in the U.S. District Court for the Middle District of Florida (“District Court”).  The Complaint alleges that the Company has infringed three US patents related to toner cartridge technology, and further alleges that the Company has committed false patent marking by improperly marking patent numbers on certain Company toner cartridge products.  ACT is seeking up to the statutory maximum of $500 per alleged false patent marking offense.  ACT’s damage expert has also provided a damage estimates between $27 million and $29 million for the claimed infringement of the ACT patents.  In a filing on July 22, 2010, the Company requested re-examination of the asserted ACT patents by the U.S. Patent & Trademark Office (USPTO) on the basis of invalidating prior art.  In March, 2011, the USPTO issued initial office actions in the reexaminations of the ACT patents, rejecting all of the patent infringement claims asserted in the litigation.  Both ACT and Lexmark submitted responses to these office actions.  The USPTO, after review of the responses to the initial office action, reversed itself and found that the claims in the three patents were not invalid based on prior art.  A tentative trial date for the case in the District Court is scheduled for August, 2011.  The Company believes the claims are without merit, and intends to continue to defend against them vigorously.  In view of the uncertainty regarding the amount of damages, if any, that could be awarded ACT in this matter, the Company does not believe a reasonable estimate of the possible range of loss related to this matter is currently possible.

Copyright fees

Certain countries (primarily in Europe) and/or collecting societies representing copyright owners’ interests have taken action to impose fees on devices (such as scanners, printers and multifunction devices) alleging the copyright owners are entitled to compensation because these devices enable reproducing copyrighted content. Other countries are also considering imposing fees on certain devices. The amount of fees, if imposed, would depend on the number of products sold and the amounts of the fee on each product, which will vary by product and by country. The Company has accrued amounts that it believes are adequate to address the risks related to the copyright fee issues currently pending. The financial impact on the Company, which will depend in large part upon the outcome of local legislative processes, the Company’s and other industry participants’ outcome in contesting the fees and the Company’s ability to mitigate that impact by increasing prices, which ability will depend upon competitive market conditions, remains uncertain. As of June 30, 2011, the Company has accrued a total of approximately $70.6 million for pending copyright fee charges, including litigation proceedings, local legislative initiatives and/or negotiations with the parties involved. The $5.8 million increase in the liability compared to December 31, 2010 was due to foreign currency translation. Although it is reasonably possible that amounts may exceed the amount accrued by the Company, such amount, or range of possible loss, given the complexities of the legal issues in these matters, cannot be reasonably estimated by the Company at this time.

As of June 30, 2011, approximately $57.3 million of the $70.6 million accrued for the pending copyright fee issues was related to single function printer devices sold in Germany prior to December 31, 2007. The VerwertungsGesellschaft Wort ("VG Wort"), a collection society representing certain copyright holders, instituted legal proceedings against Hewlett-Packard Company ("HP") in July of 2004 relating to whether and to what extent copyright levies for photocopiers should be imposed in accordance with copyright laws implemented in Germany on single function printers.  The Company is not a party to this lawsuit, although the Company and VG Wort entered into an agreement in October 2002 pursuant to which both VG Wort and the Company agreed to be bound by the outcome of the VG Wort/HP litigation. On December 6, 2007, the Bundesgerichtshof (the “German Federal Supreme Court”) in the VG Wort litigation with HP issued a judgment that single function printer devices sold in Germany prior to December 31, 2007 are not subject to levies under the then existing law (German Federal Supreme Court, file reference I ZR 94/05).  VG Wort filed an appeal with the Bundesverfassungsgericht (the “German Federal Constitutional Court”) challenging the ruling that single function printers are not subject to levies.  On September 21, 2010, the German Federal Constitutional Court published a decision holding that the German Federal Supreme Court erred by not considering referring questions on interpretation of German copyright law to the Court of Justice of the European Communities and therefore revoked the German Federal Supreme Court decision and remitted the matter to it. On July 21, 2011, the German Federal Supreme Court has stayed the proceedings and has submitted several questions regarding the interpretation of Directive 2001/29/EC on the harmonization of certain aspects of copyright and related rights in the information society to the European Court of Justice for an advance decision.

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

The Company adopted these ASUs on a prospective basis for revenue arrangements entered into or materially modified during the fiscal year beginning January 1, 2011. Information regarding the Company’s revenue arrangements as well as certain transition disclosures required under the amended guidance is included in the paragraphs to follow. The adoption of the amended guidance did not have, nor is it expected to have, a material effect on the Company’s financial statements based on the Company’s current operations.

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

The Company uses its best estimate of selling price when allocating the transaction price for most of its deliverables. Best estimate of selling price for the Company’s product deliverables is determined by utilizing a weighted average price approach.  Best estimate of selling price for the Company’s service deliverables is determined by utilizing a cost plus margin approach. These approaches are described further in the paragraphs below.

The Company’s method for determining management’s best estimate of selling price (“BESP”) for products starts with a review of historical standalone sales data.  Prior sales are grouped by product and key data points utilized such as the average unit price and the weighted average price in order to incorporate the frequency of each product sold at any given price.  Due to the large number of product offerings, products are then grouped into common product categories (families) incorporating similarities in function and use and a BESP discount is determined by common product category.  This discount is then applied to product list price to arrive at a product BESP.  This method is performed and applied at a geography level in order to incorporate variances in product pricing across worldwide boundaries.

The Company does not typically sell its services on a standalone basis, thus a best estimate of selling price for services is determined using a cost plus margin approach. The Company typically uses third party suppliers to provide the services component of its multiple element arrangements, thus the cost of services is that which is invoiced to the Company.  A margin is applied to the cost of services in order to determine a best estimate of selling price, and is primarily determined by considering third party prices of similar services to consumers and geographic factors. In the absence of third party data the Company considers other factors such as historical margins and margins on similar deals as well as cost drivers that could affect future margins.

For multiple deliverable arrangements that involve capital leases or the upfront purchase of hardware equipment, the use of best estimate of selling price could result in the Company recognizing a larger portion of revenue earlier in the contract life when compared to using the residual method under prior guidance. This difference in the timing of revenue recognition did not have a material impact to the Company’s consolidated condensed financial statements for the six months ended June 30, 2011, and is not expected to materially impact the Company’s financial statements for new or materially modified arrangements. Additionally, there will be little to no effect on the timing of revenue recognition from the use of a best estimate of selling price for operating leases or for the services and supplies components of multiple deliverable arrangements as revenue for deliverables in these arrangements is recognized ratably or as services are performed.

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

Accounting Standards Updates Recently Issued But Not Yet Effective

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 changes certain fair value measurement principles and clarifies the application of existing fair value measurement guidance. Amendments of this nature include limiting the concepts of valuation premise and highest and best use to the measurement of nonfinancial assets. ASU 2011-04 also requires additional fair value disclosures including a qualitative discussion about the sensitivity of recurring Level 3 fair value measurements and the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed. The amendments will be effective for the Company’s first quarter of 2012 financial statements and must be applied prospectively. Although the Company is in the process of evaluating the impact of the new guidance, it currently believes that the changes to the fair value measurement guidance will not have a significant impact on its financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the option to present items of other comprehensive income in the statement of changes in stockholders’ equity and requires an entity to present the components of net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements. The amendments in ASU 2011-05 also require an entity to present on the face of the financial statement(s) reclassification adjustments for items that are reclassified from other comprehensive income to net income, thus eliminating the option to disclose these items in the notes to the financial statements. ASU 2011-05 requires retrospective application and will be effective for the Company’s first quarter of 2012 financial statements with early adoption permitted. The adoption of ASU 2011-05 will require changes in the presentation of the Company’s financial statements and notes but should have no other impact on the Company.

The FASB and SEC issued other guidance during 2011, not discussed above, that related to technical changes of existing guidance or new guidance that is not meaningful to the Company’s current financial statements and disclosures.

17.           SUBSEQUENT EVENTS

After the close of the markets on July 28, 2011, the Company entered into an accelerated share repurchase agreement (“ASR Agreement”) with Citibank, N.A. (“Citibank”).  Pursuant to the terms of the ASR Agreement, the Company will purchase $125 million of the outstanding shares of its Class A Common Stock from Citibank.  The ASR Agreement requires Citibank to deliver to the Company on August 2, 2011, 3,134,219 shares, equal to 85 percent of the shares that would be repurchased at a price of $33.90, the closing price of the Company’s Class A Common Stock on July 28, 2011.  The number of shares to be delivered to the Company by Citibank under the ASR Agreement shall be adjusted based on a discount to the average of the daily volume weighted average price of the Company’s Class A Common Stock during the term of the ASR Agreement.  If the number of shares to be delivered to the Company is less than the initial delivery of shares by Citibank, the Company may be required to remit shares or cash to Citibank as a result of such adjustment.  The share repurchases are expected to be completed during the second half of 2011.  The payment of $125 million by the Company to Citibank for the repurchase of shares will be funded from available U.S. cash.

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

RESULTS OF OPERATIONS

Operations Overview

Key Messages

Lexmark is focused on driving long-term performance by strategically investing in technology, hardware and software products and solutions to secure: (a) high value hardware installations and the capture of profitable supplies, software maintenance and service annuities in document-intensive industries and business processes in distributed office environments; and (b) high value ECM software installations and the capture of professional services and software maintenance annuities by delivering industry specific and back office solutions.

•
The ISS strategy is primarily focused on capturing profitable supplies and service annuities generated from its core laser and inkjet products, including laser printers, laser MFPs and business inkjet AIO devices.

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

Business Factors

Lexmark’s second quarter 2011 results reflected revenue that increased one percent from the same period in 2010. Supplies revenue grew 3% year-to-year while software and other revenue grew due to the acquisition of Perceptive Software in June 2010. Hardware revenue declined approximately 9%, due to the decline in low-end units, including the decline in units of the legacy consumer inkjet platform.  Operating income increased 16% from the same period in 2010.  This increase in operating income was primarily in the ISS segment, partially offset by the operating loss of Perceptive Software, driven by the amortization of the acquired intangibles. ISS operating income increased primarily due to improved product mix, reflecting growth in supplies revenue, and lower relative level of inkjet hardware.

ISS

Lexmark continues its investments in ISS to broaden its line of mono and color printers and multifunction products, and solutions and service offerings, targeting the higher usage segments of the imaging market.

ISS continues to focus on capturing profitable supplies and service annuities generated from its core strategic monochrome and color laser printers, laser MFPs and business inkjet AIO devices. Associated strategic initiatives include:

•	Expanding and strengthening the Company’s product line of business inkjet AIO devices, laser printers and laser MFPs;

•	Advancing and strengthening the Company’s industry solutions and workflow capabilities to maintain and grow the Company’s penetration in selected industries;

•	Advancing and growing the Company’s managed print services business; and

•	Expanding the Company’s rate of participation in market opportunities and channels.

Perceptive Software

Lexmark acquired Perceptive Software on June 7, 2010. The acquisition of Perceptive Software enhances Lexmark’s capabilities as a document solutions provider, expands the Company’s market opportunity, and provides a core strategic component for Lexmark’s future.  Perceptive Software’s strategy is to deliver affordable, industry and process specific solutions through deep industry expertise and a broad ECM software platform, in a model that is easy to integrate, use, and support.  Key strategic initiatives of Perceptive Software include:

•	Advancing and growing the Company’s ECM business internationally, through expanding its international marketing and sales resources and leveraging Lexmark’s global infrastructure;

•	Expanding and strengthening the Company’s ECM product line, through growth in its development resources and capabilities; and

•	Expanding the Company’s rate of participation in ECM market opportunities.

Operating Results Summary

The following discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements and Notes thereto. The following table summarizes the results of the Company’s operations for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30				Six Months Ended June 30
	2011		2010		2011		2010
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev
Revenue	$ 1,044.2	100.0%	$ 1,033.0	100.0%	$ 2,078.6	100.0%	$ 2,075.9	100.0%
Gross profit	413.5	39.6	380.0	36.8	802.8	38.6	764.8	36.8
Operating expense	275.6	26.4	261.1	25.3	551.7	26.5	512.6	24.7
Operating income	137.9	13.2	118.9	11.5	251.1	12.1	252.2	12.1
Net earnings	101.3	9.7	85.1	8.2	184.5	8.9	180.4	8.7

Current quarter

For the second quarter of 2011, total revenue was $1.04 billion or up 1% from 2010. Supplies revenue grew 3% year-to-year (“YTY”), hardware revenue decreased 9% YTY, and software and other grew 33% YTY.

Net earnings for the second quarter of 2011 increased 19% from the prior year primarily due to higher gross profit generated by increased supplies revenue. Net earnings for the second quarter of 2011 included $5.1 million of pre-tax restructuring-related charges and project costs as well as $5 million of pre-tax acquisition-related adjustments. Net earnings for the second quarter of 2010 included $8.7 million of pre-tax restructuring-related charges and project costs along with $8.4 million of pre-tax acquisition-related adjustments.

Year to date

For the six months ended June 30, 2011, consolidated revenue was $2.08 billion, flat versus the prior year. Supplies revenue increased 1% YTY and hardware revenue decreased 11% YTY while software and other grew 38%.

Net earnings for the six months ended June 30, 2011 increased 2% from the prior year with a reduction in income taxes offsetting a slight decline in earnings before taxes. Net earnings for the six months ended June 30, 2011 included $7.2 million of pre-tax restructuring-related charges and project costs and $13.3 million of pre-tax acquisition-related adjustments. Net earnings for the six months ended June 30, 2010 included $23.3 million of pre-tax restructuring-related charges and project costs along with $8.4 million of pre-tax acquisition-related adjustments.

See “Restructuring and Related Charges and Project Costs” and “Acquisition-related Adjustments” sections that follow for further discussion.

Revenue

For the second quarter of 2011, consolidated revenue increased 1% YTY.  Supplies revenue increased 3%. Hardware revenue decreased 9%, driven by the decline in unit volume, principally in legacy consumer inkjets and low-end laser products. Software and other, which include hardware spare parts and related service revenue as well as software license, subscription, professional services and maintenance revenue increased 33%, reflecting the addition of Perceptive Software in the second quarter of 2010.

For the first half of 2011, consolidated revenue was flat compared to prior year. Supplies revenue grew 1%. Hardware revenue decreased 11% YTY primarily driven by a decline in units. Software and other revenue increased 38%, due to increased software revenue from the acquisition of Perceptive Software in the second quarter of 2010.

Prior year data has been updated to reflect the changes in the Company’s organizational structure that took place in the fourth quarter of 2010 related to the consolidation of its laser and inkjet printing organizations.

The following table provides a breakdown of the Company’s revenue by segment:

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2011	2010	% Change	2011	2010	% Change
ISS	$1,020.3	$1,026.6	(1)%	$2,036.2	$2,069.5	(2)%
Perceptive Software	23.9	6.4	273	42.4	6.4	563
Total revenue	$1,044.2	$1,033.0	1%	$2,078.6	$2,075.9	0%

ISS

During the second quarter of 2011, ISS revenue declined 1%. Supplies revenue grew 3% with the decline in legacy inkjet supplies more than offset by the double-digit growth in core laser and inkjet supplies. The growth in laser supplies reflects the strong performance over the last several years in workgroup hardware sales.  Hardware revenue decreased 9% compared to the second quarter of 2010 primarily driven by a decline in inkjet hardware revenue, as we exit the legacy consumer focused portion of our inkjet product line.  Inkjet hardware revenue decreased 37%, driven by a 32% reduction in units.  Inkjet AURs showed a net decrease of 8% as pricing erosion more than offset the improvement in mix towards more core business inkjets.  Laser hardware revenue decreased 2%, driven by a 7% decline in laser hardware units, partially offset by a 5% improvement in laser hardware AUR, resulting from an improved product mix towards more core workgroup devices.

For the six months ended June 30, 2011, ISS revenue decreased $33 million or 2% YTY primarily due to an 11% reduction in hardware revenue, partially offset by the 1% increase in supplies revenue. The decline in hardware revenue was driven by a 40% reduction in inkjet hardware revenue.  Inkjet units declined 36%, as we continue to exit our legacy consumer inkjet product line.  Inkjet AUR also declined 5%, as pricing erosion more than offset improvements in product mix.  Laser hardware revenue decreased 2%, driven by a 9% reduction in units which was partially offset by an 8% increase in AUR, again driven by improved product mix toward core workgroup devices.  The increase in supplies revenue was driven by a double digit growth in core laser and inkjet supplies, partially offset by declines in legacy inkjet supplies, as the supplies from our legacy consumer inkjet business continue to decline.

Perceptive Software

Perceptive Software was acquired by the Company on June 7, 2010. The 2010 financial results for Perceptive Software include only the activity occurring after the date of the acquisition.

Revenue by geography:

The following table provides a breakdown of the Company’s revenue by geography:

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2011	2010	% Change	2011	2010	% Change
United States	$439.1	$435.2	1%	$870.7	$861.8	1%
EMEA (Europe, the Middle East & Africa)	379.7	369.2	3	769.2	773.9	(1)
Other International	225.4	228.6	(1)	438.7	440.2	(0)
Total revenue	$1,044.2	$1,033.0	1%	$2,078.6	$2,075.9	0%

For the three months ended June 30, 2011, revenue increased YTY in EMEA, due to the increase in supplies revenue. For the three and six months ended June 30, 2011, currency exchange rates had a 5% and 3%, respectively, YTY favorable impact on revenue. For the three months ended June 30, 2010, currency exchange rates had a 1% YTY unfavorable impact on revenue and for the six months ended June 30, 2010, currency exchange rates had a 2% YTY favorable impact on revenue.

Gross Profit

The following table provides gross profit information:

	Three Months Ended June 30				Six Months Ended June 30
(Dollars in millions)	2011	2010	Change		2011	2010	Change
Gross profit dollars	$413.5	$380.0	9%		$802.8	$764.8	5%
% of revenue	39.6%	36.8%	2.8	pts	38.6%	36.8%	1.8	pts

For the three and six months ended June 30, 2011, consolidated gross profit and gross profit as a percentage of revenue increased YTY. The change in the gross profit margin YTY for the three and six months ended June 30, 2011 was primarily the result of improved mix towards more supplies and software as well as the lower relative level of inkjet hardware. These positive factors were partially offset by lower product margins, including the impact of higher North American non-manufacturing costs. Non-manufacturing costs exclude direct manufacturing costs, and consist primarily of product costs incurred in the delivery of the product from its primary manufacturing site to the customer, including shipping, distribution, inventory management and storage, configuration and other non-manufacturing costs.

Gross profit for the three months ended June 30, 2011 included $0.3 million of pre-tax restructuring-related charges and project costs, along with $4.7 million of pre-tax acquisition-related adjustments. Gross profit for the six months ended June 30, 2011 included $0.4 million of pre-tax restructuring-related charges and project costs, along with $11 million of pre-tax acquisition-related adjustments.

Gross profit for the three months ended June 30, 2010 included $4.2 million of pre-tax restructuring-related charges and project costs, along with $2.9 million of pre-tax acquisition-related adjustments. Gross profit for the six months ended June 30, 2010 included $11.7 million of pre-tax restructuring-related charges and project costs, along with $2.9 million of pre-tax acquisition-related adjustments.

See “Restructuring and Related Charges and Project Costs” and “Acquisition-related Adjustments” sections that follow for further discussion.

Operating Expense

The following table presents information regarding the Company’s operating expenses during the periods indicated:

	Three Months Ended June 30				Six Months Ended June 30
	2011		2010		2011		2010
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev
Research and development	$90.4	8.7%	$91.5	8.9%	$181.3	8.7%	$180.9	8.7%
Selling, general & administrative	186.3	17.8	168.3	16.3	373.1	17.9	327.2	15.8
Restructuring and related charges	(1.1)	(0.1)	1.3	0.1	(2.7)	(0.1)	4.5	0.2
Total operating expense	$275.6	26.4%	$261.1	25.3%	$551.7	26.5%	$512.6	24.7%

For the three and six months ended June 30, 2011, research and development was almost flat versus last year due to the decrease in ISS compensation and program spending offset by the research and development expenses added by the Perceptive Software acquisition.

Selling, general and administrative (“SG&A”) expenses for the three and six months ended June 30, 2011 increased YTY due principally to the added expenses of Perceptive Software. In addition, expenses were higher in ISS and All other, due to the unfavorable impact of currency exchange rates YTY. Additionally, SG&A expenses for the periods presented in the table above included project costs related to the Company’s restructuring activities along with acquisition-related charges. See discussion below of restructuring and related charges and project costs and acquisition-related adjustments included in the Company’s operating expenses for the periods presented in the table above.

For the three and six months ended June 30, 2011, the Company incurred $4.8 and $6.8 million, respectively, of pre-tax restructuring and related charges and project costs in operating expenses due to the Company’s restructuring plans. Of the $4.8 million of pre-tax restructuring and related charges and project costs incurred for the three months ended June 30, 2011, $5.9 million is included in Selling, general and administrative while $(1.1) million is included in Restructuring and related charges (reversals) on the Company’s Consolidated Condensed Statements of Earnings. Of the $6.8 million of pre-tax restructuring and related charges and project costs incurred for the six months ended June 30, 2011, $9.5 million is included in Selling, general and administrative while $(2.7) million is included in Restructuring and related charges (reversals) on the Company’s Consolidated Condensed Statements of Earnings. Additionally, for the three and six months ended June 30, 2011, the Company incurred $0.2 million and $2.1 million, respectively, of pre-tax costs associated with acquisition-related adjustments that is included in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings.

For the three and six months ended June 30, 2010, the Company incurred $4.5 and $11.6 million, respectively, of pre-tax restructuring and related charges and project costs in operating expenses due to the Company’s restructuring plans. Of the $4.5 million of pre-tax restructuring and related charges and project costs incurred for the three months ended June 30, 2010, $3.2 million is included in Selling, general and administrative while $1.3 million is included in Restructuring and related charges (reversals) on the Company’s Consolidated Condensed Statements of Earnings. Of the $11.6 million of pre-tax restructuring and related charges and project costs incurred for the six months ended June 30, 2010, $7.1 million is included in Selling, general and administrative while $4.5 million is included in Restructuring and related charges (reversals) on the Company’s Consolidated Condensed Statements of Earnings. Additionally, for the three and six months ended June 30, 2010, the Company incurred $5.4 million of pre-tax costs associated with acquisition-related adjustments that is included in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings.

See “Restructuring and Related Charges and Project Costs” and “Acquisition-related Adjustments” sections that follow for further discussion.

Operating Income (Loss)

The following table provides operating income by segment:

	Three Months Ended June 30					Six Months Ended June 30
(Dollars in millions)	2011	2010		Change		2011	2010	Change
ISS	$215.2	$194.2		11%		$403.6	$386.0	5%
% of total revenue	21.1%	18.9%		2.2	pts	19.8%	18.7%	1.1	pts

Perceptive Software	(5.9)	(0.2)		2,849%		(13.3)	(0.2)	6,550%
% of total revenue	(24.7)%	(3.1	) %	(21.6)	pts	(31.4)%	(3.1)%	(28.3)	pts

All other	(71.4)	(75.1)		5%		(139.2)	(133.6)	(4)%
Total operating income (loss)	$137.9	$118.9		16%		$251.1	$252.2	(0)%
% of total revenue	13.2%	11.5%		1.7	pts	12.1%	12.1%	-	pts

Prior year data has been updated to reflect the changes in the Company’s organizational structure, including the reclassification of certain expenses between All other (previously unallocated) and ISS related to the consolidation of its laser and inkjet printing organizations that took place in the fourth quarter of 2010. Because the Company acquired Perceptive Software on June 7, 2010, results for the three and six months ended June 30, 2011 are not comparable to the results of the Perceptive Software segment for the three and six months ended June, 30, 2010.

For the three and six months ended June 30, 2011, the increase in consolidated operating income was due to the improved results of the ISS segment, somewhat offset by the operating loss on the Perceptive Software segment, driven by the amortization of the acquired intangibles. The better performance of the ISS segment was primarily due to improved product mix, reflecting growth in supplies revenue, and lower relative level of inkjet hardware

For the three months ended June 30, 2011, the Company incurred total pre-tax restructuring-related charges and project costs related to the Company’s restructuring plans of $2 million in ISS and $3.1 million in All other as well as pre-tax acquisition-related items of $5 million primarily in Perceptive Software with the exception of $(1.0) million recognized in All other.  For the six months ended June 30, 2011, the Company incurred total pre-tax restructuring-related charges and project costs related to the Company’s restructuring plans of $3.1 million in ISS and $4.1 million in All other as well as pre-tax acquisition-related items of $13.3 million primarily in Perceptive Software with the exception of $(0.3) million recognized in All other.

For the three months ended June 30, 2010, the Company incurred total pre-tax restructuring-related charges and project costs related to the Company’s restructuring plans of $7.2 million in ISS and $1.5 million in All other. For the six months ended June 30, 2010, the Company incurred total pre-tax restructuring-related charges and project costs related to the Company’s restructuring plans of $19.5 million in ISS and $3.8 million in All other.  Additionally, for the three and six months ended June 30, 2010, the Company incurred $8.4 million of pre-tax items associated with acquisition-related adjustments, of which $5.1 million was recognized in All other and $3.3 million was recognized primarily in Perceptive Software.

See “Restructuring and Related Charges and Project Costs” and “Acquisition-related Adjustments” sections that follow for further discussion.

Interest and Other

The following table provides interest and other information:
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2011	2010	2011	2010
Interest (income) expense, net	$7.2	$5.7	$14.8	$12.3
Other expense (income), net	(0.4)	0.3	(0.3)	1.3
Net impairment losses on securities	-	-	-	0.2
Total interest and other (income) expense, net	$6.8	$6.0	$14.5	$13.8

For the three and six months ended June 30, 2011, total interest and other (income) expense, net, resulted in higher net expense YTY primarily due to lower interest income from declining interest rates on the Company’s investments, partially offset by higher realized gains on the sale of marketable securities.

Provision for Income Taxes and Related Matters

The Provision for income taxes for the three months ended June 30, 2011 was an expense of $29.8 million or an effective tax rate of 22.7%, compared to an expense of $27.8 million or an effective tax rate of 24.6% for the three months ended June 30, 2010.  The difference in these rates (excluding discrete items) is primarily due to a shift in the expected geographic distribution of earnings for 2011 (0.6 percentage point increase from period to period) and to the fact that the U.S. research and experimentation tax credit was not in effect during the second quarter of 2010 but was in effect during the second quarter of 2011 (1.5 percentage point decrease from period to period).

The Provision for income taxes for the six months ended June 30, 2011 was an expense of $52.1 million or an effective tax rate of 22.0%, compared to an expense of $58.0 million or an effective tax rate of 24.4% for the six months ended June 30, 2010.  For the six months ended June 30, 2011, the Company reduced income tax expense by $2.4 million in recognition of an anticipated tax benefit from the repatriation of foreign earnings.  The difference in these rates (excluding discrete items) is primarily due to a shift in the expected geographic distribution of earnings for 2011 (0.6 percentage point increase from period to period) and to the fact that the U.S. research and experimentation tax credit was not in effect as of June 30, 2010, but was in effect as of June 30, 2011 (1.5 percentage point decrease from period to period).

Net Earnings and Earnings per Share

The following table summarizes net earnings and basic and diluted net earnings per share:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share amounts)	2011	2010	2011	2010
Net earnings	$101.3	$85.1	$184.5	$180.4

Basic earnings per share	$1.28	$1.08	$2.33	$2.30
Diluted earnings per share	$1.27	$1.07	$2.31	$2.28

Net earnings for the three and six months ended June 30, 2011 increased 19% and 2%, respectively, from the prior year. For the three months ended June 30, 2011, the increase in net earnings was primarily driven by higher operating income. For the six months ended June 30, 2011, the increase in net earnings was principally driven by a slightly lower effective tax rate. For the three and six months ended June 30, 2011, the YTY change in basic and diluted earnings per share was primarily due to the change in net earnings.

Natural Disaster in Japan

On March 11, 2011, northeastern Japan experienced a devastating earthquake and tsunami off of the Pacific coast. These events have had a significant negative impact on the Japanese economy. Although the Company did not experience any significant damage to its products or other assets, the Company’s supply chain has been impacted, as a number of technology components are sourced from suppliers in northern Japan.  However the Company has identified alternative sources and has implemented or is in the process of implementing them.  For the second half of 2011, the Company expects to not face any supplies availability issues related to the Japan crisis and, based on current product volume expectations, expects to experience a limited impact on hardware availability, which will be managed through accelerated air-freight shipments as needed. The Company will continue to incur additional expenses during the remainder of 2011, including product engineering expenses, costs related to the certification of new parts and suppliers and increased freight expense. The Company estimates that these additional costs, after the consideration of insurance recoveries, will not be material.  In recent years, sales in Japan have made up less than 1% of the Company’s total revenue.

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

For the three months ended June 30, 2011, the Company incurred charges, including project costs, of $5.1 million for the Company’s restructuring plans as follows:

	October 2009	Other Actions
(Dollars in millions)	Restructuring -related Charges (Note 4)	Restructuring -related Charges (Note 4)	Project Costs	Total
Accelerated depreciation charges/project costs	$-	$-	$0.3	$0.3
Employee termination benefit charges/project costs (reversals)	(0.6)	(0.1)	5.9	5.2
Contract termination and lease charges (reversals)	(0.4)	-	-	(0.4)
Total restructuring-related charges/project costs (reversals)	$(1.0)	$(0.1)	$6.2	$5.1

The Company incurred restructuring related project costs of $0.3 million in Cost of revenue on the Consolidated Condensed Statements of Earnings.  Total employee termination benefit and contract termination and lease charges (reversals) of $(1.1) million are included in Restructuring and related charges (reversals) and $5.9 million of related project costs are included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.

For the three months ended June 30, 2011, the Company incurred restructuring and related charges (reversals) and project costs related to its restructuring plans of $2.0 million in ISS and $3.1 million in All other.

For the six months ended June 30, 2011, the Company incurred charges, including project costs, of $7.2 million for the Company’s restructuring plans as follows:

	October 2009	Other Actions
(Dollars in millions)	Restructuring -related Charges (Note 4)	Restructuring -related Charges (Note 4)	Project Costs	Total
Accelerated deTpreciation charges/project costs	$0.1	$-	$0.4	$0.5
Impairments on long-lived assets held for sale	-	1.0	-	1.0
Employee termination benefit charges/project costs (reversals)	(2.2)	(0.1)	8.4	6.1
Contract termination and lease charges (reversals)	(0.4)	-	-	(0.4)
Total restructuring-related charges/project costs (reversals)	$(2.5)	$0.9	$8.8	$7.2

The Company incurred accelerated depreciation charges and project costs of $0.4 million in Cost of revenue and $0.1 million in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.  Impairment charges of $1.0 million related to long-lived assets held for sale are included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings. Total employee termination benefit and contract termination and lease charges (reversals) of $(2.7) million are included in Restructuring and related charges (reversals) and $8.4 million of related project costs are included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.

For the six months ended June 30, 2011, the Company incurred restructuring and related charges (reversals) and project costs related to its restructuring plans of $3.1 million in ISS and $4.1 million in All other.

October 2009 Restructuring Plan

General

Refer to Note 4 of the Notes to the Consolidated Condensed Financial Statements for a description of the Company’s October 2009 Restructuring Plan. The October 2009 Restructuring Plan is considered substantially completed and any remaining charges to be incurred are expected to be immaterial.

The October 2009 Restructuring Plan is expected to impact about 770 positions worldwide. Total pre-tax charges, including project costs, of approximately $108 million are expected for the October 2009 Restructuring Plan, with total cash cost expected to be approximately $98 million.

Lexmark expects the October 2009 Restructuring Plan to generate ongoing savings beginning in 2012 of approximately $110 million, with ongoing cash savings of approximately $105 million.  These ongoing savings should be split approximately 60% to operating expense and 40% to cost of revenue.

Impact to 2011 Financial Results

For the three months ended June 30, 2011, the Company incurred charges of $5.3 million for the October 2009 Restructuring Plan as follows:

	October 2009
(Dollars in millions)	Restructuring- related Charges (Note 4)	Project Costs	Total
Accelerated depreciation charges/project costs	$-	$0.5	$0.5
Employee termination benefit charges/project costs (reversals)	(0.6)	5.8	5.2
Contract termination and lease charges (reversals)	(0.4)	-	(0.4)
Total restructuring-related charges/project costs (reversals)	$(1.0)	$6.3	$5.3

The Company incurred restructuring related project costs of $0.5 million in Cost of revenue on the Consolidated Condensed Statements of Earnings.  Employee termination benefit and contract termination and lease charges (reversals) of $(1.0) million are included in Restructuring and related charges (reversals), and $5.8 million of related project costs are included in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings.  The $1.0 million reversal for employee termination benefit and contract termination and lease charges is due primarily to revisions in assumptions.

For the three months ended June 30, 2011, the Company incurred restructuring and related charges and project costs related to the October 2009 Restructuring Plan of $1.9 million in ISS and $3.4 million in All other.

For the six months ended June 30, 2011, the Company incurred charges of $6.2 million for the October 2009 Restructuring Plan as follows:

	October 2009
(Dollars in millions)	Restructuring- related Charges (Note 4)	Project Costs	Total
Accelerated depreciation charges/project costs	$0.1	$0.6	$0.7
Employee termination benefit charges/project costs (reversals)	(2.2)	8.1	5.9
Contract termination and lease charges (reversals)	(0.4)	-	(0.4)
Total restructuring-related charges/project costs (reversals)	$(2.5)	$8.7	$6.2

The Company incurred accelerated depreciation charges and project costs of $0.6 million in Cost of revenue and $0.1 million in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.  Employee termination benefit and contract termination and lease charges (reversals) of $(2.6) million are included in Restructuring and related charges (reversals), and $8.1 million of related project costs are included in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings.  The $2.6 million reversal for employee termination benefit and contract termination and lease charges is due primarily to revisions in assumptions.

For the six months ended June 30, 2011, the Company incurred restructuring and related charges and project costs related to the October 2009 Restructuring Plan of $1.9 million in ISS and $4.3 million in All other.

Including the $98.6 million of charges incurred in 2009 and 2010, the Company has incurred $104.8 million of total charges for the October 2009 Restructuring Plan.

Impact to 2010 Financial Results

For the three months ended June 30, 2010, the Company incurred charges of $9.3 million for the October 2009 Restructuring Plan as follows:

	October 2009
(Dollars in millions)	Restructuring- related Charges (Note 4)	Project Costs	Total
Accelerated depreciation charges/project costs	$0.8	$3.0	$3.8
Employee termination benefit charges/project costs	0.1	3.8	3.9
Contract termination and lease charges	1.6	-	1.6
Total restructuring-related charges/project costs	$2.5	$6.8	$9.3

The Company incurred $3.8 million of accelerated depreciation charges and project costs in Cost of revenue on the Consolidated Condensed Statements of Earnings. Employee termination benefit and contract termination and lease charges of $1.7 million are included in Restructuring and related charges (reversals), and $3.8 million of related project costs are included in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings.

For the three months ended June 30, 2010, the Company incurred restructuring and related charges and project costs related to the October 2009 Restructuring Plan of $7.9 million in ISS and $1.4 million in All other.

For the six months ended June 30, 2010, the Company incurred charges of $19.8 million for the October 2009 Restructuring Plan as follows:

	October 2009
(Dollars in millions)	Restructuring- related Charges (Note 4)	Project Costs	Total
Accelerated depreciation charges/project costs	$1.8	$5.9	$7.7
Employee termination benefit charges/project costs	1.3	6.4	7.7
Contract termination and lease charges	4.4	-	4.4
Total restructuring-related charges/project costs	$7.5	$12.3	$19.8

The Company incurred $7.7 million of accelerated depreciation charges and project costs in Cost of revenue on the Consolidated Condensed Statements of Earnings. Employee termination benefit and contract termination and lease charges of $5.7 million are included in Restructuring and related charges (reversals), and $6.4 million of related project costs are included in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings.

For the six months ended June 30, 2010, the Company incurred restructuring and related charges and project costs related to the October 2009 Restructuring Plan of $17.2 million in ISS and $2.6 million in All other.

Refer to Note 4 of the Notes to the Consolidated Condensed Financial Statements for a rollforward of the liability incurred for the October 2009 Restructuring Plan.

Other Restructuring Actions

General

Refer to Note 4 of the Notes to the Consolidated Condensed Financial Statements for a description of the Company’s Other Restructuring Actions.

Impact to 2011 Financial Results

For the three months ended June 30, 2011, the Company incurred reversals of $(0.2) million for the Company’s Other Restructuring Actions as follows:

	Other Actions
(Dollars in millions)	Restructuring- related Charges (Note 4)	Project Costs	Total
Accelerated depreciation charges/project costs (reversals)	$-	$(0.2)	$(0.2)
Employee termination benefit charges/project costs (reversals)	(0.1)	0.1	-
Total restructuring-related charges/project costs (reversals)	$(0.1)	$(0.1)	$(0.2)

The Company incurred restructuring related project costs (reversals) of $(0.2) million in Cost of revenue on the Consolidated Condensed Statements of Earnings.  Employee termination benefit charges (reversals) of $(0.1) million are included in Restructuring and related charges (reversals), and $0.1 million of related project costs are included in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings.

For the three months ended June 30, 2011, the Company incurred restructuring and related charges (reversals) and project costs related to the Company’s Other Restructuring Actions of $0.1 million in ISS and $(0.3) million in All other.

For the six months ended June 30, 2011, the Company incurred charges of $1.0 million for the Company’s Other Restructuring Actions as follows:

	Other Actions
(Dollars in millions)	Restructuring- related Charges (Note 4)	Project Costs	Total
Accelerated depreciation charges/project costs (reversals)	$-	$(0.2)	$(0.2)
Impairments on long-lived assets held for sale	1.0	-	1.0
Employee termination benefit charges/project costs (reversals)	(0.1)	0.3	0.2
Total restructuring-related charges/project costs	$0.9	$0.1	$1.0

The Company incurred restructuring related project costs (reversals) of $(0.2) million in Cost of revenue on the Consolidated Condensed Statements of Earnings.  Impairment charges of $1.0 million related to the write-down of the Company’s manufacturing facility in Juarez, Mexico currently held for sale, for which the current fair value has fallen below the carrying value, are included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.  Employee termination benefit charges (reversals) of $(0.1) million are included in Restructuring and related charges (reversals), and $0.3 million of related project costs are included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.

For the six months ended June 30, 2011, the Company incurred restructuring and related charges (reversals) and project costs related to the Company’s Other Restructuring Actions of $1.2 million in ISS and $(0.2) million in All other.

Impact to 2010 Financial Results

For the three months ended June 30, 2010, the Company incurred charges (reversals) of $(0.6) million for the Company’s Other Restructuring Actions as follows:

	Other Actions
(Dollars in millions)	Restructuring- related Charges (Note 4)	Project Costs	Total
Accelerated depreciation charges/project costs	$0.1	$0.3	$0.4
Employee termination benefit charges/project costs (reversals)	(0.4)	(0.6)	(1.0)
Total restructuring-related charges/project costs (reversals)	$(0.3)	$(0.3)	$(0.6)

The Company incurred $0.4 million of accelerated depreciation charges and project costs in Cost of revenue on the Consolidated Condensed Statements of Earnings.  Employee termination benefit charges (reversals) of $(0.4) million are included in Restructuring and related charges (reversals), and $(0.6) million of related project costs are included in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings.

For the three months ended June 30, 2010, the Company incurred restructuring and related charges (reversals) and project costs related to the Company’s Other Restructuring Actions of $(0.7) million in ISS and $0.1 million in All other.

For the six months ended June 30, 2010, the Company incurred charges of $3.5 million for the Company’s Other Restructuring Actions as follows:

	Other Actions
(Dollars in millions)	Restructuring- related Charges (Note 4)	Project Costs	Total
Accelerated depreciation charges/project costs	$2.3	$1.7	$4.0
Employee termination benefit charges/project costs (reversals)	(1.2)	0.7	(0.5)
Total restructuring-related charges/project costs	$1.1	$2.4	$3.5

The Company incurred $4.0 million of accelerated depreciation charges and project costs in Cost of revenue on the Consolidated Condensed Statements of Earnings.  Employee termination benefit charges (reversals) of $(1.2) million are included in Restructuring and related charges (reversals), and $0.7 million of related project costs are included in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings.

For the six months ended June 30, 2010, the Company incurred restructuring and related charges and project costs related to the Company’s Other Restructuring Actions of $2.3 million in ISS and $1.2 million in All other.

Refer to Note 4 of the Notes to the Consolidated Condensed Financial Statements for a rollforward of the liability incurred for the Company’s Other Restructuring Actions.

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

Pre-tax acquisition-related adjustments affected the Company’s financial results as follows:

(Dollars in Millions)	Three months ended June 30, 2011	Six months ended June 30, 2011	Three and six months ended June 30, 2010
Adjustment to revenue	$0.8	$3.5	$2.0
Amortization of intangible assets	5.2	10.1	1.3
Acquisition and integration costs	(1.0)	(0.3)	5.1
Total acquisition-related adjustments	$5.0	$13.3	$8.4

Adjustments to revenue result from business combination accounting rules when deferred revenue balances for service contracts assumed as part of acquisitions are adjusted down to fair value. Fair value approximates the cost of fulfilling the service obligation, plus a reasonable profit margin. Subsequent to acquisitions, the Company analyzes the amount of amortized revenue that would have been recognized had the acquired company remained independent and had the deferred revenue balances not been adjusted to fair value. The $0.8 million and $3.5 million downward adjustments to revenue for the three and six months ended June 30, 2011, respectively, as well as the $2.0 million downward adjustment to revenue for the three and six months ended June 30, 2010, are reflected in Revenue presented on the Company’s Consolidated Condensed Statements of Earnings. The Company expects future pre-tax adjustments to deferred revenue to be immaterial.

Due to business combination accounting rules, intangible assets are recognized as a result of acquisitions which were not previously presented on the balance sheet of the acquired company. These intangible assets consist primarily of purchased technology, customer relationships, trade names, in-process R&D and non-compete agreements. Subsequent to the acquisition date, some of these intangible assets begin amortizing and represent an expense that would not have been recorded had the acquired company remained independent. For the three and six months ended June 30, 2011, the Company incurred $3.9 million and $7.5 million, respectively, in Cost of revenue, $0.1 million and $0.2 million, respectively, in Research and development, and $1.2 million and $2.4 million, respectively, in Selling, general and administrative, respectively, on the Company’s Consolidated Condensed Statements of Earnings for the amortization of intangible assets. For the three and six months ended June 30, 2010, the Company incurred $1.0 million in Cost of revenue and $0.3 million in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings for the amortization of intangible assets. The Company expects pre-tax adjustments for the amortization of intangible assets of approximately $10 million for the remainder of 2011, with $5 million expected in the third quarter of 2011.  For full year 2012, the Company expects charges for the amortization of intangible assets of approximately $20 million.

In connection with its acquisitions, the Company incurs acquisition and integration expenses that would not have been incurred otherwise. The acquisition costs include items such as investment banking fees, legal and accounting fees, and costs of retention bonus programs for the senior management of the acquired company. Integration costs may consist of information technology expenses, consulting costs and travel expenses. The costs are expensed as incurred. In the second quarter of 2011, elections made by the Company concerning the retention bonus program for the senior management of an acquired company resulted in acquisition and integration expenses (reversals) of $(1.0) million and $(0.3) million, respectively, for the three and six months ended June 30, 2011. For the three and six months ended June 30, 2010, the Company incurred $5.1 million for acquisition and integration costs. These expenses (reversals) are reflected in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings. The Company expects pre-tax adjustments for acquisition and integration expenses of approximately $1 million for the remainder of 2011. For full year 2012, the Company expects charges for acquisition and integration expenses of approximately $2 million.

Acquisition-related adjustments were recognized primarily in the Perceptive Software reportable segment with the exception of acquisition and integration costs of $(1.0) million and $(0.3) million for the three and six months ended June 30, 2011, respectively, and $5.1 million for the three and six months ended June 30, 2010 recognized in All other.

FINANCIAL CONDITION

Lexmark’s financial position remained strong at June 30, 2011, with working capital of $1,249.6 million compared to $1,023.3 million at December 31, 2010. The $226.3 million increase in working capital accounts was primarily due to the $123.0 million increase in Cash and cash equivalents and current Marketable securities driven by cash generated from operations during the period as well as the $66.7 million decrease in Accrued liabilities driven by annual bonus payments.

At June 30, 2011 and December 31, 2010, the Company had senior note debt of $649.2 million and $649.1 million, respectively. The Company had no amounts outstanding under its U.S. trade receivables financing program or its revolving credit facility at June 30, 2011 or December 31, 2010.

The following table summarizes the results of the Company’s Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30
(Dollars in millions)	2011	2010
Net cash flow provided by (used for):
Operating activities	$179.5	$236.9
Investing activities	(64.9)	(490.6)
Financing activities	2.2	(12.1)
Effect of exchange rate changes on cash	1.7	(4.1)
Net change in cash and cash equivalents	$118.5	$(269.9)

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

As of June 30, 2011, the Company held $456.0 million in Cash and cash equivalents and $884.2 million in current Marketable securities. The Company’s ability to fund operations from these balances could be limited by the liquidity in the market as well as possible tax implications of moving proceeds across jurisdictions. The Company utilizes a variety of financing strategies with the objective of having its worldwide cash available in the locations where it is needed, though the large majority of the Company’s cash and cash equivalents and current marketable securities remain outside of the United States. If these funds were needed for operations in the United States the Company could be required to accrue and pay taxes to repatriate these funds. However, the Company’s intent is to permanently reinvest undistributed earnings of foreign subsidiaries and current plans do not demonstrate a need to repatriate them to fund operations in the United States.

A discussion of the Company’s marketable securities investments is included in the Investing activities section to follow.

Refer to Additional sources of liquidity in the sections to follow for more information.

Operating activities

Although the Company generated significant cash flow from operations during the first half of 2011, the amount generated was down compared to the first half of 2010. The $57.4 million decrease in cash flow from operating activities for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 was driven by the following factors.

The decrease in Accrued liabilities and unfavorable change in Other assets and liabilities, collectively, was $72.8 million more in the first six months of 2011 compared to that of 2010. The largest factors behind the YTY movement included annual bonus payments, cash paid for income taxes, and pension funding. Annual bonus payments were approximately $65 million in the first half of 2011 compared to approximately $20 million paid in the first half of 2010, driven by the improvement in 2010 full year results compared to that of 2009. Cash paid for U.S. federal income taxes during the first half of 2011 was approximately $45 million more than cash paid for U.S. federal income taxes during the first half of 2010. The Company also made approximately $20 million of pension and postretirement payments during the first six months of 2011 compared to the net contribution of only $2 million for the first six months of 2010. The Company is currently expecting to contribute approximately $30 million to its pension and other postretirement plans in 2011. The Company anticipates similar levels of funding for 2012 and 2013 based on factors that were present as of December 31, 2010. Actual future funding requirements beyond 2011 will be impacted by various factors, including actual pension asset returns and interest rates used for discounting future liabilities.

Accounts payable decreased $24.0 million during the first six months of 2011 and increased $27.0 million during the first six months of 2010. The decrease during the first six months of 2011 was driven by the second quarter decrease of $53.0 million, which was due to the payment of prior quarter purchases coupled with a decrease in spending during the second quarter. Future spending in 2011 may fluctuate due to variations in demand and potential shortages in inventories. The increase during the first six months of 2010, of which $21.4 million occurred in the second quarter, was driven by the increase in demand.

The activities above were partially offset by the changes in Trade receivables.

Trade receivables decreased $34.2 million during the first six months of 2011 and increased $25.5 million during the first six months of 2010. The YTY fluctuation was primarily due to improved collections in the second quarter of 2011 as well as the collection of prior year-end trade receivables in the first quarter. The year-end Trade receivables balance was considerably higher at December 31, 2010 compared to December 31, 2009.

Cash conversion days

	Jun-11	Dec-10	Jun-10	Dec-09
Days of sales outstanding	38	39	42	36
Days of inventory	50	46	47	47
Days of payables	73	68	74	67
Cash conversion days	16	18	14	16

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

Other Notable Operating Activities

As of June 30, 2011, the Company has accrued approximately $70.6 million for pending copyright fee issues, including litigation proceedings, local legislative initiatives and/or negotiations with the parties involved. These accruals are included in Accrued liabilities on the Consolidated Condensed Statements of Financial Position. Refer to Note 15 of the Notes to the Consolidated Condensed Financial Statements for additional information. The payment(s) of these fees could have a material impact on the Company’s future operating cash flows.

Investing activities

The $425.7 million decrease in net cash flows used for investing activities for the first six months of 2011 compared to the first six months of 2010 was driven by $273.5 million of cash paid for business acquisitions in 2010, namely Perceptive Software, net of cash acquired. The decrease in net cash flows used for investing activities was also due to the $148.6 million net decrease YTY in marketable securities investing activities. The Company’s primary investing activities are discussed below.

Marketable securities

The Company decreased its marketable securities investments by $5.1 million in the first half of 2011 compared to an increase in its marketable securities investments by $143.5 million in the first half of 2010. The YTY decrease in marketable securities spending was driven by funding needs for operating payments in 2011, including annual bonus payments discussed previously, as well as strategic purposes.

The Company’s investments in marketable securities are classified and accounted for as available-for-sale and reported at fair value. At June 30, 2011 and December 31, 2010, the Company’s marketable securities portfolio consisted of asset-backed and mortgage-backed securities, corporate debt securities, preferred and municipal debt securities, U.S. government and agency debt securities, international government securities, commercial paper and certificates of deposit. The Company’s auction rate securities, valued at $12.1 million and $18.0 million at June 30, 2011 and December 31, 2010, respectively, are reported primarily in the noncurrent assets section of the Company’s Consolidated Condensed Statements of Financial Position. During the second quarter of 2011, the Company received $6.6 million related to two of the Company’s auction rate securities that were fully redeemed at par by the issuers.

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

The Company assesses its marketable securities for other-than-temporary declines in value in accordance with the FASB’s guidance on the recognition and presentation of OTTI, which requires that credit losses on debt securities be recognized in earnings and the non-credit portion of OTTI for debt securities not expected to be sold be recognized in other comprehensive income. There were no major developments in the first six months of 2011 or 2010 with respect to OTTI of the Company’s marketable securities. Specifically regarding the Company’s auction rate securities, the most illiquid securities in the portfolio, Lexmark has previously recognized OTTI on only one of these securities due to credit events involving the issuer and the insurer. Because of the Company’s liquidity position, it is not more likely than not that the Company will be required to sell the auction rate securities until liquidity in the market or optional issuer redemption occurs. The Company could also hold the securities to maturity if it chooses. Additionally, if Lexmark required capital, the Company has available liquidity through its trade receivables financing program and revolving credit facility. Given these circumstances, the Company would only have to recognize OTTI on its auction rate securities if the present value of the expected cash flows is less than the amortized cost of the individual security. There have been no realized losses from the sale or redemption of auction rate securities.

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

Level 3 measurements were roughly 2% of the Company’s total available-for-sale marketable securities portfolio at June 30, 2011 and 3% at December 31, 2010. Refer to Note 2 of the Notes to the Consolidated Condensed Financial Statements for additional information regarding fair value measurements and Level 3 activity. Refer to Note 5 of the Notes to the Consolidated Condensed Financial Statements for additional information regarding marketable securities.

Business acquisitions

The $273.5 million YTY decrease in cash flows used to acquire businesses was driven by the acquisition of Perceptive Software in the second quarter of 2010 for $280 million cash consideration, or $266.8 million net of cash acquired. No business acquisitions occurred during the six months ended, June 30, 2011.

Perceptive Software is an ECM software company and a provider of a broad range of strong industry solutions. The acquisition has enabled Lexmark to participate in the adjacent, growing market segment of ECM software solutions. Perceptive Software provides additional revenue streams in software maintenance and professional services that are not paper usage dependent.

Refer to Note 3 of the Notes to the Consolidated Condensed Financial Statements for additional information regarding business combinations.

Capital expenditures

For the six months ended June 30, 2011 and 2010, the Company spent $70.2 million and $79.8 million, respectively, on capital expenditures. The Company expects capital expenditures to be approximately $180 million for full year 2011, a higher need than full year 2010 capital expenditures of $161.2 million. Capital expenditures for 2011 have been, and will be, principally related to infrastructure support and new product development and are expected to be funded through cash from operations; however, if necessary, the Company may use existing cash and cash equivalents, proceeds from sales of marketable securities or additional sources of liquidity as discussed below.

Financing activities

Cash flows provided by financing activities were $2.2 million for the first half of 2011 and cash flows used for financing activities were $12.1 million for the first half of 2010. Cash flows used for financing activities for the first half of 2010 were primarily due to the decrease in bank overdrafts of $9.2 million included in Other as well as the $3.1 million repayment of long term debt assumed by the Company in the second quarter acquisition of Perceptive Software. Additional information regarding the Company’s intra-period financing activities and certain historical financing activities of the Company is included in the sections below.

Intra-period financing activities

The Company used its trade receivables facility, bank overdrafts, and other financing sources to supplement daily cash needs of the Company and its subsidiaries in the first six months of 2011 and 2010. Such borrowings were repaid in very short periods of time and were not material to the Company’s overall liquidity position or its financial statements.

Share repurchases

The Company did not repurchase shares of its Class A Common Stock during the first half of 2011 or the first half of 2010. As of June 30, 2011, there was approximately $491 million of remaining share repurchase authority from the Board of Directors. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. Refer to Note 9 of the Notes to the Consolidated Condensed Financial Statements for additional information regarding share repurchases. Refer to Note 17 of the Notes to the Consolidated Condensed Financial Statements for information regarding share repurchase activity that occurred subsequent to the date of the financial statements.

Senior note debt

In May 2008, the Company completed a public debt offering of $650 million aggregate principal amount of fixed rate senior unsecured notes. The notes are split into two tranches of five- and ten-year notes respectively. The five-year notes with an aggregate principal amount of $350 million and 5.9% coupon were priced at 99.83% to have an effective yield to maturity of 5.939% and will mature June 1, 2013 (the “2013 senior notes”). The ten-year notes with an aggregate principal amount of $300 million and 6.65% coupon were priced at 99.73% to have an effective yield to maturity of 6.687% and will mature June 1, 2018 (the “2018 senior notes”). At June 30, 2011 and December 31, 2010, the outstanding balance of senior note debt was $649.2 million and $649.1 million, respectively, net of discount.

The 2013 and 2018 senior notes (collectively, the “senior notes”) pay interest on June 1 and December 1 of each year. The interest rates payable on the senior notes are subject to adjustments from time to time if either Moody’s

Investors Service, Inc. or Standard and Poor’s Ratings Services downgrades the debt rating assigned to the senior notes to a level below investment grade, or subsequently upgrades the ratings.

The senior notes contain typical restrictions on liens, sale leaseback transactions, mergers and sales of assets. There are no sinking fund requirements on the senior notes and they may be redeemed at any time at the option of the Company, at a redemption price as described in the related indenture agreement, as supplemented and amended, in whole or in part. If a “change of control triggering event” as defined below occurs, the Company will be required to make an offer to repurchase the senior notes in cash from the holders at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest to, but not including, the date of repurchase. A “change of control triggering event” is defined as the occurrence of both a change of control and a downgrade in the debt rating assigned to the senior notes to a level below investment grade.

Net proceeds from the senior notes have been used for general corporate purposes, such as to fund share repurchases, finance capital expenditures and operating expenses and invest in subsidiaries.

Additional Sources of Liquidity

The Company has additional liquidity available through its trade receivables facility and revolving credit facility. These sources can be accessed domestically if the Company is unable to satisfy its cash needs in the United States with cash flow provided by operations and existing cash and cash equivalents and marketable securities.

Trade receivables facility

In the U.S., the Company transfers a majority of its receivables to its wholly-owned subsidiary, Lexmark Receivables Corporation (“LRC”), which then may transfer the receivables on a limited recourse basis to an unrelated third party. The financial results of LRC are included in the Company’s consolidated financial results since it is a wholly owned subsidiary of the Company. LRC is a separate legal entity with its own separate creditors who, in a liquidation of LRC, would be entitled to be satisfied out of LRC’s assets prior to any value in LRC becoming available for equity claims of the Company. The Company accounts for transfers of receivables from LRC to the unrelated third party as a secured borrowing with the pledge of its receivables as collateral since LRC has the ability to repurchase the receivables interests at a determinable price.

In October 2010, the trade receivables facility was amended by extending the term of the facility to September 30, 2011 and increasing the maximum capital availability under the facility from $100 million to $125 million. A new financial institution was also added to the facility in October 2010. There were no secured borrowings outstanding under the trade receivables facility at June 30, 2011 or December 31, 2010.

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

As of June 30, 2011 and December 31, 2010, there were no amounts outstanding under the revolving credit facility.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 16 of the Notes to the Consolidated Condensed Financial Statements for a description of recent accounting pronouncements which is incorporated herein by reference. There are no known material changes and trends nor any recognized future impact of new accounting guidance beyond the disclosures provided in Note 16.

Item 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s financial instruments and positions represents the potential loss arising from adverse changes in interest rates and foreign currency exchange rates.

Interest Rates

At June 30, 2011, the fair value of the Company’s senior notes was estimated at $699.2 million based on the prices the bonds have recently traded in the market as well as the overall market conditions on the date of valuation. The fair value of the senior notes exceeded the carrying value as recorded in the Consolidated Condensed Statements of Financial Position at June 30, 2011 by approximately $50.0 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $10.8 million at June 30, 2011.

See the section titled “FINANCIAL CONDITION - Investing activities:” in Item 2 of this report for a discussion of the Company’s auction rate securities portfolio which is incorporated herein by reference.

Foreign Currency Exchange Rates

The Company has employed, from time to time, a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the Company’s functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the Company is exposed include the Euro, the Canadian dollar, the British pound, the Philippine peso, the Mexican peso and the Swiss franc. While exposures may be hedged with put options and call options with maturity dates of twelve months or less, the typical hedge is a foreign currency forward contract with a maturity date of three months or less. The potential gain in fair value at June 30, 2011 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $8.3 million. This gain would be mitigated by corresponding losses on the underlying exposures.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the second quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II.  OTHER INFORMATION

Item 1.              LEGAL PROCEEDINGS

The information required by this item is set forth in Note 15 of the Notes to the Consolidated Condensed Financial Statements, and is incorporated herein by reference.  Other than the material developments reported in Note 15, there have been no material developments to the legal proceedings previously disclosed in Part II, Item 8, Note 19 of the Company's 2010 Annual Report on Form 10-K.

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

August 8, 2011

/s/ John W. Gamble, Jr.
John W. Gamble, Jr.
Executive V.P. and Chief Financial Officer

EXHIBIT INDEX*

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

*XBRL interactive data files will be filed by amendment to this Form 10-Q within 30 days of the filing date of this Form 10-Q, as permitted by Rule 405(a)(2)(ii) of Regulation S-T.