Form 10-Q/A
period 2011-06-30
LEXMARK INTERNATIONAL INC /KY/
filed 2011-09-06
CIK 1001288

UNITED STATES
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

EXPLANATORY NOTE

Lexmark International, Inc. is filing this Amendment No. 1 (the “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (the “Form 10-Q”), filed with the U.S. Securities and Exchange Commission on August 8, 2011, for the sole purpose of furnishing the Interactive Data File as Exhibit 101 in accordance with Rule 405 of Regulation S-T. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

No other changes have been made to the Form 10-Q. This form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

PART II.  OTHER INFORMATION

Item 6.              EXHIBITS

A list of exhibits is set forth in the Exhibit Index found on page 3 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, both on behalf of the registrant and in his capacity as principal accounting officer of the registrant.

Lexmark International, Inc.
(Registrant)

September 6, 2011

/s/ John W. Gamble, Jr.
John W. Gamble, Jr.
Executive V.P. and Chief Financial Officer

EXHIBIT INDEX

Exhibits:

31.1*	Certification of Chairman and Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Statements of Earnings for the three and six month periods ended June 30, 2011 and 2010, (ii) the Consolidated Condensed Statements of Financial Position at June 30, 2011 and December 31, 2010, (iii) the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and (iv) the Notes to the Consolidated Condensed Financial Statements.

*Previously filed or furnished as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011.

**Furnished with this Amendment No. 1. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

3