Form 10-Q
period 2011-09-30
LEXMARK INTERNATIONAL INC /KY/
filed 2011-11-08
CIK 1001288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2011

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

The registrant had 75,200,440 shares outstanding (excluding shares held in treasury) of Class A Common Stock, par value $0.01 per share, as of the close of business on October 31, 2011.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

		Page of Form 10-Q
	PART I – FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS
	Consolidated Condensed Statements of Earnings
	Three and Nine months ended September 30, 2011 and 2010	2
	Consolidated Condensed Statements of Financial Position
	As of September 30, 2011 and December 31, 2010	3
	Consolidated Condensed Statements of Cash Flows
	Nine months ended September 30, 2011 and 2010	4
	Notes to the Consolidated Condensed Financial Statements	5
Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	33
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	51
Item 4.	CONTROLS AND PROCEDURES	52

	PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	53
Item 1A.	RISK FACTORS	53
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	53
Item 6.	EXHIBITS	53

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

PART I – FINANCIAL INFORMATION

Item 1.              FINANCIAL STATEMENTS

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010

Revenue	$1,034.9	$1,019.7	$3,113.5	$3,095.7
Cost of revenue	653.2	658.5	1,929.0	1,969.7
Gross profit	381.7	361.2	1,184.5	1,126.0

Research and development	95.0	91.4	276.3	272.4
Selling, general and administrative	187.3	178.1	560.4	505.2
Restructuring and related charges (reversals)	0.4	(1.5)	(2.3)	3.0
Operating expense	282.7	268.0	834.4	780.6
Operating income	99.0	93.2	350.1	345.4

Interest (income) expense, net	7.5	6.5	22.3	18.9
Other (income) expense, net	(0.4)	(0.8)	(0.7)	0.3
Net impairment losses on securities	-	-	-	0.2
Earnings before income taxes	91.9	87.5	328.5	326.0

Provision for income taxes	24.9	15.5	76.9	73.6
Net earnings	$67.0	$72.0	$251.6	$252.4

Net earnings per share:
Basic	$0.87	$0.92	$3.21	$3.21
Diluted	$0.86	$0.90	$3.17	$3.18

Shares used in per share calculation:
Basic	77.2	78.6	78.5	78.6
Diluted	78.0	79.7	79.3	79.4

See Notes to the Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
(In Millions, Except Par Value)
(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$373.9	$337.5
Marketable securities	847.6	879.7
Trade receivables, net of allowances of $28.7 in 2011 and $32.8 in 2010	468.4	479.6
Inventories	343.6	366.1
Prepaid expenses and other current assets	259.0	206.7
Total current assets	2,292.5	2,269.6

Property, plant and equipment, net	880.5	904.8
Marketable securities	11.5	18.0
Goodwill	185.0	187.3
Intangibles, net	138.3	155.3
Other assets	173.6	170.2
Total assets	$3,681.4	$3,705.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$491.7	$535.3
Accrued liabilities	648.0	711.0
Total current liabilities	1,139.7	1,246.3

Long-term debt	649.3	649.1
Other liabilities	371.3	415.5
Total liabilities	2,160.3	2,310.9

Contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1.6 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value:
Class A, 900.0 shares authorized; 75.2 and 78.6 outstanding in 2011 and 2010, respectively	0.9	0.9
Class B, 10.0 shares authorized; no shares issued and outstanding	-	-
Capital in excess of par	863.2	841.5
Retained earnings	1,431.4	1,179.8
Treasury stock, net; at cost; 19.2 and 15.1 shares in 2011 and 2010, respectively	(529.4)	(404.4)
Accumulated other comprehensive loss	(245.0)	(223.5)
Total stockholders' equity	1,521.1	1,394.3
Total liabilities and stockholders' equity	$3,681.4	$3,705.2

See Notes to the Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Nine months ended September 30
	2011	2010
Cash flows from operating activities:
Net earnings	$251.6	$252.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	157.6	144.1
Deferred taxes	(2.8)	(5.3)
Stock-based compensation expense	19.3	13.4
Other	0.9	1.1
Change in assets and liabilities:
Trade receivables	11.2	(14.7)
Inventories	22.5	(34.6)
Accounts payable	(43.6)	34.5
Accrued liabilities	(64.8)	39.8
Other assets and liabilities	(124.9)	(63.6)
Net cash flows provided by operating activities	227.0	367.1

Cash flows from investing activities:
Purchases of property, plant and equipment	(110.9)	(108.2)
Purchases of marketable securities	(1,129.2)	(882.9)
Proceeds from sales of marketable securities	1,002.9	823.3
Proceeds from maturities of marketable securities	167.6	143.9
Purchases of companies net of cash acquired	-	(273.5)
Proceeds from sales of facilities	4.3	5.6
Other	0.2	0.6
Net cash flows used for investing activities	(65.1)	(291.2)

Cash flows from financing activities:
Purchase of treasury stock	(125.0)	-
Repayment of assumed long term debt	-	(3.1)
Other	1.8	(9.7)
Net cash flows used for financing activities	(123.2)	(12.8)
Effect of exchange rate changes on cash	(2.3)	-
Net change in cash and cash equivalents	36.4	63.1
Cash and cash equivalents - beginning of period	337.5	459.3
Cash and cash equivalents - end of period	$373.9	$522.4

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

Refer to Note 3 of the Notes to the Consolidated Condensed Financial Statements for information regarding the first quarter 2011 measurement period adjustment applied retrospectively to the Consolidated Condensed Statements of Financial Position related to the acquisition of Perceptive Software, Inc. (“Perceptive Software”) in the second quarter of 2010.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	September 30, 2011				December 31, 2010
		Based on				Based on
		Quoted prices in active markets	Other observable inputs	Unobservable inputs		Quoted prices in active markets	Other observable inputs	Unobservable inputs
	Fair value				Fair value
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Government & agency debt securities	$329.7	$224.3	$105.4	$-	$306.8	$243.1	$63.7	$-
Corporate debt securities	443.0	62.6	369.5	10.9	483.7	21.5	459.4	2.8
AB & MB securities	74.9	-	67.4	7.5	89.2	-	82.5	6.7
Total available-for-sale marketable securities - ST	847.6	286.9	542.3	18.4	879.7	264.6	605.6	9.5

Foreign currency derivatives (1)	-	-	-	-	4.2	-	4.2	-

Auction rate securities - municipal debt	8.2	-	-	8.2	14.5	-	-	14.5
Auction rate securities - preferred	3.3	-	-	3.3	3.5	-	-	3.5
Total available-for-sale marketable securities - LT	11.5	-	-	11.5	18.0	-	-	18.0
Total	$859.1	$286.9	$542.3	$29.9	$901.9	$264.6	$609.8	$27.5

Liabilities measured at fair value on a recurring basis:
Foreign currency derivatives (1)	$2.9	$-	$2.9	$-	$-	$-	$-	$-
Total	$2.9	$-	$2.9	$-	$-	$-	$-	$-

AB = Asset-backed
MB = Mortgage-backed

(1) Foreign currency derivative assets and foreign currency derivative liabilities are included in Prepaid expenses and other current assets and Accrued Liabilities, respectively, on the Consolidated Condensed Statements of Financial Position. See Note 13 of the Notes to the Consolidated Condensed Financial Statements for disclosure of derivative assets and liabilities on a gross basis.

Excluded from the 2011 table above were financial instruments included in Cash and cash equivalents on the Consolidated Condensed Statements of Financial Position. The Company’s policy is to consider all highly liquid investments with an original maturity of three months or less at the Company’s date of purchase to be cash equivalents. Investments considered cash equivalents included approximately $249.6 million of money market funds, $26.4 million of U.S. government and agency securities and $1.0 million of corporate debt securities at September 30, 2011. Excluded from the 2010 table above were financial instruments included in Cash and cash equivalents on the Consolidated Condensed Statements of Financial Position. Investments considered cash equivalents included approximately $132.7 million of money market funds, $63.1 million of US government and agency debt securities and $12.3 million of corporate debt securities at December 31, 2010. The amortized cost of these investments closely approximates fair value in accordance with the Company’s policy regarding cash equivalents. Fair value of these instruments is readily determinable using the methods described below for marketable securities or, in the case of money market funds, based on the fair value per share (unit) determined and published as the basis for current transactions.

The following tables present additional information about Level 3 assets measured at fair value on a recurring basis for the three and nine months ended September 30, 2011:

Available-for-sale marketable securities

Three Months Ended, September 30, 2011	Total Level 3	Corporate debt	AB and MB	ARS - muni debt	ARS - preferred
	securities	securities	securities	securities	securities
Balance, beginning of period	$21.0	$0.6	$8.3	$8.8	$3.3
Realized and unrealized gains/(losses) included in earnings	0.2	0.2	-	-	-
Unrealized gains/(losses) included in OCI - OTTI securities	(0.5)	(0.2)	(0.2)	(0.1)	-
Unrealized gains/(losses) included in OCI - All other	(0.5)	(0.1)	-	(0.4)	-
Purchases	2.6	2.6	-	-	-
Sales and redemptions	(3.8)	(3.0)	(0.7)	(0.1)	-
Transfers in	10.9	10.8	0.1	-	-
Transfers out	-	-	-	-	-
Balance, end of period	$29.9	$10.9	$7.5	$8.2	$3.3

Nine Months Ended, September 30, 2011	Total Level 3	Corporate debt	AB and MB	ARS - muni debt	ARS - preferred
	securities	securities	securities	securities	securities
Balance, beginning of period	$27.5	$2.8	$6.7	$14.5	$3.5
Realized and unrealized gains/(losses) included in earnings	0.3	0.2	0.1	-	-
Unrealized gains/(losses) included in OCI - OTTI securities	(0.3)	(0.1)	(0.3)	0.1	-
Unrealized gains/(losses) included in OCI - All other	0.2	(0.1)	-	0.5	(0.2)
Purchases	3.4	2.6	0.8	-	-
Sales and redemptions	(14.4)	(5.3)	(2.2)	(6.9)	-
Transfers in	13.2	10.8	2.4	-	-
Transfers out	-	-	-	-	-
Balance, end of period	$29.9	$10.9	$7.5	$8.2	$3.3

OCI = Other comprehensive income
OTTI = Other-than-temporary impairment
AB = Asset-backed
MB = Mortgage-backed
ARS = Auction rate security

Of the realized and unrealized losses included in earnings during the nine months ended September 30, 2011, none were related to Level 3 securities held by the Company at September 30, 2011.

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

2011
The Company transferred, on a gross basis, $46.8 million of U.S. agency debt securities and $2.5 million of corporate debt securities from Level 1 to Level 2 due to lower levels of market activity noted during the nine months ended September 30, 2011. The fair values of the Company’s U.S. agency debt securities are generally categorized as Level 1 but may be downgraded based on the Company’s assessment of market activity for individual securities. Of the total $49.3 million transferred, $16.8 million was transferred in the third quarter of 2011. The Company also transferred from Level 2 to Level 1, on a gross basis, $36.8 million of corporate debt securities due to trading volumes sufficient to indicate an active market for the securities as well as $15.5 million of U.S. agency debt securities due to the securities resuming higher levels of market activity during the nine months ended September 30, 2011. Of the total $52.3 million transferred, $12.0 million was transferred in the third quarter of 2011.

Additionally, as indicated in the table above, the Company transferred, on a gross basis, $2.4 million of asset-backed securities from Level 2 to Level 3 during the nine months ended September 30, 2011, nearly all of which occurred in the second quarter of 2011. The Company also transferred, on a gross basis, $10.8 million of corporate debt securities from Level 2 to Level 3 during the third quarter of 2011. The Company was unable to corroborate the consensus price of these securities with a sufficient level of observable market data to maintain Level 2 classification.

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

Valuation Techniques

Marketable Securities - General

The Company evaluates its marketable securities in accordance with Financial Accounting Standards Board (“FASB”) guidance on accounting for investments in debt and equity securities, and has determined that all of its investments in marketable securities should be classified as available-for-sale and reported at fair value. The Company generally employs a market approach in valuing its marketable securities, using quoted market prices or other observable market data when available. In certain instances, when observable market data is lacking, fair values are determined using valuations techniques consistent with the income approach whereby future cash flows are converted to a single discounted amount.

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

Auction Rate Securities

The Company’s auction rate securities for which recent auctions were unsuccessful are made up of student loan revenue bonds valued at $2.8 million, municipal sewer and airport revenue bonds valued at $5.4 million, and auction rate preferred stock valued at $3.3 million at September 30, 2011. The Company’s auction rate securities for which recent auctions were unsuccessful were made up of student loan revenue bonds valued at $9.0 million, municipal sewer and airport revenue bonds valued at $5.5 million, and auction rate preferred stock valued at $3.5 million at December 31, 2010.

At September 30, 2011, the Company’s auction rate securities for which recent auctions were unsuccessful were valued using a discounted cash flow model based on the characteristics of the individual securities, which the Company believes yields the best estimate of fair value. The first step in the valuation included a credit analysis of the security which considered various factors including the credit quality of the issuer (and insurer if applicable), the instrument’s position within the capital structure of the issuing authority, and the composition of the authority’s assets including the effect of insurance and/or government guarantees. Next, the future cash flows of the instruments were projected based on certain assumptions regarding the auction rate market significant to the valuation including (1) the auction rate market will remain illiquid and auctions will continue to fail causing the interest rate to be the maximum applicable rate and (2) the securities will not be redeemed. These assumptions resulted in discounted cash flow analysis being performed through the legal maturities of most of the securities, ranging from July 2032 through December 2037, or in the case of the auction rate preferred stock, through the mandatory redemption date of December 2021. The projected cash flows were then discounted using the applicable yield curve plus a 250 basis point liquidity premium added to the applicable discount rate. Different assumptions were used for one of the Company’s municipal bonds due to the distressed financial conditions of both the issuer and the insurer. The fair value of this security was $2.3 million, and was primarily based on the expected recoveries that holders could realize, either from bankruptcy proceedings or a refinancing proposal, after a likely work out period of one year. (The likely work out period had been estimated to be two years in previous periods.)

Derivatives

The Company employs a foreign currency risk management strategy that periodically utilizes derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. Fair values for the Company’s derivative financial instruments are based on pricing models or formulas using current market data. Variables used in the calculations include forward points and spot rates at the time of valuation. Because of the very short duration of the Company’s transactional hedges (three months or less) and minimal risk of nonperformance, the settlement price and exit price should approximate one another. At September 30, 2011 and December 31, 2010, all of the Company’s forward exchange contracts were designated as Level 2 measurements in the fair value hierarchy. Refer to Note 13 of the Notes to the Consolidated Condensed Financial Statements for more information regarding the Company’s derivatives.

Senior Notes

In May 2008, the Company issued $350 million of five-year fixed rate senior unsecured notes and $300 million of ten-year fixed rate senior unsecured notes.

At September 30, 2011, the fair values of the Company’s five-year and ten-year notes were estimated to be $372.2 million and $338.5 million, respectively, based on the prices the bonds have recently traded in the market as well as the overall market conditions on the date of valuation. The $710.7 million total fair value of the debt is not recorded on the Company’s Consolidated Condensed Statements of Financial Position and is therefore excluded from the 2011 fair value table above. The total carrying value of the senior notes, net of $0.7 million discount, was $649.3 million on the September 30, 2011 Consolidated Condensed Statements of Financial Position.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis Subsequent to Initial Recognition

2011
			Fair Value Measurements Using
			Quoted prices in active markets	Other observable inputs	Unobservable inputs	Total gains (losses)	Total gains (losses)

	Fair value		(Level 1)	(Level 2)	(Level 3)	3rd Qtr 2011	YTD 2011

Long-lived assets held for sale	$4.0	*	$-	$-	$4.0	$-	$(2.3)
						$-	$(2.3)
*Pertains to measurements during the nine months ended September 30, 2011.
  Assets were sold and derecognized in the third quarter of 2011.

There were no material fair value adjustments to assets or liabilities measured at fair value on a nonrecurring basis subsequent to initial recognition during 2010.

Long-lived assets held for sale

Related to the April 2009 restructuring plan, the Company’s inkjet cartridge manufacturing facility in Juarez, Mexico qualified as held for sale in the first quarter of 2010. During the first quarter of 2011, in accordance with the guidance on accounting for the impairment or disposal of long-lived assets, the building and land with a carrying value of $4 million ($3 million in previous periods due to foreign currency translation) were written down to their fair value less cost to sell of $3 million, resulting in a loss of $1 million for the nine months ended September 30, 2011. The loss is included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings. The asset was included in Property, plant and equipment, net on the Consolidated Condensed Statements of Financial Position. Fair value was estimated using a market approach, based on available data for transactions in the region as well as the asking price of a comparable property. The decrease in fair value during the first quarter of 2011 was driven by the worsening of the industrial market in Juarez. Subsequent to the recognition of the loss during the first quarter of 2011, the Company received an offer to purchase the facility comparable to the estimated fair value. The Company completed the sale in the third quarter of 2011. Total proceeds from the sale were $3.0 million, which resulted in a $0.6 million pre-tax gain recognized in Selling, general and administrative on the Consolidated Condensed Statements of Earnings in the third quarter of 2011.

Related to the 2007 restructuring plan, the Company’s Orleans, France facility qualified as held for sale in the second quarter of 2009. The asset is included in Property, plant and equipment, net on the Consolidated Condensed Statements of Financial Position at the lower of its carrying amount or fair value less costs to sell in accordance with guidance on accounting for the impairment or disposal of long-lived assets. The carrying value of the building and land held for sale was approximately $7 million at September 30, 2011. The fair value of the site is estimated to be in the range of $7 million to $8 million based on non-binding price quotes from a market participant and considering the highest and best use of the asset for sale. A letter of commitment was signed in the first quarter of 2010 obligating the potential buyer to 10% of the $7 million sale price. Certain regulatory requirements in the jurisdiction in which the facility is located have delayed the sale, and the Company now believes it will complete the sale of the facility in 2013. The Company is taking steps to minimize recurring expenses associated with the facility. There have been no fair value adjustments recorded in 2011 related to the site held for sale.

Land held by the Company in Tatabanya, Hungary with a carrying value of $2 million was written down to fair value less cost to sell of $1 million during the second quarter of 2011 due to the Company’s receipt of an offer to purchase the land that was less than the carrying value of the land. The $1 million loss is included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings for the nine months ended September 30, 2011. The asset was included in Property, plant and equipment, net on the Consolidated Condensed Statements of

Financial Position. The Company completed the sale in the third quarter of 2011. Total proceeds from the sale were $1.3 million. No gain or loss was realized on the sale in the third quarter of 2011.

3.           BUSINESS COMBINATIONS

Acquisition of Pallas Athena Holdings B.V.

On October 18, 2011, subsequent to the date of the financial statements, the Company acquired all issued and outstanding shares in Pallas Athena Holdings B. V. (“Pallas Athena”) in a cash transaction valued at approximately $50.2 million. Pallas Athena is a leading provider of business process management, document output management and process mining software capabilities. The acquisition allows the Company to further strengthen its fleet management solutions and services with a broader range of workflow solutions. The acquisition also will enable the Company’s Perceptive Software segment to expand its Europe, Middle East and Africa (“EMEA”) region presence, while concurrently leveraging the Company’s growing worldwide sales force to sell these software solutions globally.

Of the $50.2 million total cash payment, $41.4 million was paid to the shareholders of Pallas Athena and $8.8 million was used to repay debt and other obligations of Pallas Athena. Of the $41.4 million, $4.1 million will be placed in escrow for a period of 18 months following the completion of the acquisition to secure indemnification obligations of the sellers relating to the accuracy of representations and warranties and the satisfaction of covenants.

Due to the limited amount of time since the acquisition of Pallas Athena, the initial accounting for the acquisition is incomplete. As a result, the Company is unable to provide certain business combination disclosures including the amounts recognized as of the acquisition date for assets acquired and liabilities assumed, contingent consideration agreements and indemnification assets, goodwill, and pro-forma results of the combined entity. The Company intends to include these disclosures, if material, in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Acquisition of Perceptive Software, Inc.

On June 7, 2010, the Company acquired all issued and outstanding stock of Perceptive Software for $280 million in cash, or $266.8 million net of cash acquired. Perceptive Software is a leading provider of enterprise content management (“ECM”) software and solutions. The acquisition builds upon and strengthens Lexmark’s current industry-focused document workflow solutions and managed print services and enables the Company to immediately participate in the adjacent, growing market segment of ECM software solutions. The disclosures required under the guidance for business combinations were provided in the Notes to the Consolidated Financial Statements filed with the Securities and Exchange Commission for the year ended December 31, 2010 on Form 10-K.

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

The October 2009 Restructuring Plan is expected to impact about 770 positions worldwide.  Total pre-tax charges of approximately $70 million are expected for the October 2009 Restructuring Plan with $66 million of total charges incurred to date. Approximately $4 million of remaining charges are expected to be incurred in 2011.  The Company expects the total cash cost of the October 2009 Restructuring Plan to be approximately $56 million.

The Company expects to incur total charges related to the October 2009 Restructuring Plan of approximately $56.3 million in ISS and approximately $13.7 million in All other.

Impact to 2011 and 2010 Financial Results

For the three and nine months ended September 30, 2011 and 2010, the Company incurred charges (reversals) for the October 2009 Restructuring Plan as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Accelerated depreciation charges	$0.3	$-	$0.4	$1.7
Employee termination benefit charges (reversals)	0.3	(0.4)	(1.9)	1.0
Contract termination and lease charges (reversals)	-	-	(0.5)	4.4
Total restructuring-related charges (reversals)	$0.6	$(0.4)	$(2.0)	$7.1

Accelerated depreciation charges for the October 2009 Restructuring Plan and all of the other restructuring plans were determined in accordance with FASB guidance on accounting for the impairment or disposal of long-lived assets.  For the three and nine months ended September 30, 2011, $0.3 million and $0.4 million, respectively, of accelerated depreciation charges are included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.  For the nine months ended September 30, 2010, the Company recorded $1.7 million of accelerated depreciation charges in Cost of Revenue on the Consolidated Condensed Statements of Earnings.

Employee termination benefit charges and contract termination and lease charges for the October 2009 Restructuring Plan and all of the other restructuring plans were recorded in accordance with FASB guidance on employers’ accounting for postemployment benefits and guidance on accounting for costs associated with exit or disposal activities, as appropriate.  For the three and nine months ended September 30, 2011 and 2010, employee termination benefit charges (reversals), which include severance, medical and other benefits, and contract termination and lease charges (reversals) are included in Restructuring and related charges (reversals) on the Consolidated Condensed Statements of Earnings.

For the nine months ended September 30, 2011, the $2.4 million reversal for employee termination benefit and contract termination and lease charges is due primarily to revisions in assumptions.

For the three months ended September 30, 2011, the Company incurred restructuring-related charges of $0.1 million in ISS and $0.5 million in All other. For the nine months ended September 30, 2011, the Company incurred restructuring-related charges (reversals) of $(1.2) million in ISS and $(0.8) million in All other.

For the three months ended September 30, 2010 the Company incurred restructuring-related (reversals) of $(0.4) million in ISS. For the nine months ended September 30, 2010, the Company incurred restructuring-related charges of $6.5 million in ISS and $0.6 million in All other.

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits and contract termination and lease charges in connection with the October 2009 Restructuring Plan.  Of the total $9.2 million restructuring liability, $7.8 million is included in Accrued liabilities and $1.4 million is included in Other liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

	Employee Termination Benefits	Contract Termination & Lease Charges	Total
Balance at January 1, 2011	$24.2	$1.1	$25.3
Costs incurred	0.2	-	0.2
Payments & Other (1)	(13.2)	(0.6)	(13.8)
Reversals (2)	(2.1)	(0.4)	(2.5)
Balance at September 30, 2011	$9.1	$0.1	$9.2
(1) Other consists of changes in the liability balance due to foreign currency translations.
(2) Reversals due to changes in estimates for employee termination benefits and contract termination and lease charges.

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

Impact to 2011 and 2010 Financial Results

For the three and nine months ended September 30, 2011 and 2010, the Company incurred charges (reversals) for the Company’s Other Restructuring Actions as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Accelerated depreciation charges	$0.1	$0.1	$0.2	$2.5
Impairment of long-lived assets held for sale	-	-	1.0	-
Employee termination benefit charges (reversals)	0.1	(0.2)	0.1	(1.5)
Contract termination and lease charges (reversals)	-	(0.9)	-	(0.9)
Total restructuring-related charges (reversals)	$0.2	$(1.0)	$1.3	$0.1

For the three and nine months ended September 30, 2011, accelerated depreciation charges are included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.  For the three and nine months ended September 30, 2010, accelerated depreciation charges are included in Cost of revenue on the Consolidated Condensed Statements of Earnings.

In March 2011, the Company recorded an impairment charge of $1.0 million related to its manufacturing facility in Juarez, Mexico held for sale for which the current fair value had fallen below the carrying value.  The asset impairment charge was determined in accordance with the FASB guidance on accounting for the impairment or disposal of long-lived assets and is included in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings.  In September 2011, the facility was sold and the Company recognized a $0.6 million pre-tax gain on the sale that is included in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings.

For the three and nine months ended September 30, 2011 and 2010, employee termination benefit charges (reversals) and contract termination and lease charges (reversals) are included in Restructuring and related charges (reversals) on the Consolidated Condensed Statements of Earnings.

For the three months ended September 30, 2011, the Company incurred restructuring-related charges of $0.1 million in ISS and $0.1 million in All other.  In the nine months ended September 30, 2011, the Company incurred restructuring-related charges of $1.2 million in ISS and $0.1 million in All other.

For the three months ended September 30, 2010, the Company incurred restructuring-related charges (reversals) of $(1.0) million in ISS. For the nine months ended September 30, 2010, the Company incurred restructuring-related charges (reversals) of $0.4 million in ISS and $(0.3) million in All other.

During the nine months ended September 30, 2010, the Company sold one of its inkjet supplies manufacturing facilities in Chihuahua, Mexico for $5.6 million and recognized a $0.5 million pre-tax gain on the sale that is included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings. This gain is not included in the total restructuring-related charges (reversals) presented in the chart above.

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits and contract termination and lease charges in connection with the Company’s Other Restructuring Actions.  The liability is included in Accrued liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

Employee Termination Benefits
Balance at January 1, 2011	$2.3
Costs incurred	0.1
Payments & Other (1)	(1.4)
Reversals (2)	(0.1)
Balance at September 30, 2011	$0.9
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

Money market funds included in Cash and cash equivalents on the Consolidated Condensed Statements of Financial Position are excluded from the information contained in this Note. Refer to Note 2 of the Notes to the Consolidated Condensed Financial Statements for information regarding these investments.

As of September 30, 2011, the Company’s available-for-sale Marketable securities had gross unrealized gains and losses of $4.0 million and $4.4 million, respectively, and consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Auction rate securities - municipal debt	$8.8	$0.9	$(1.5)	$8.2
Corporate debt securities	443.9	1.7	(1.6)	444.0
Government and agency debt securities	355.5	0.8	(0.2)	356.1
Asset-backed and mortgage-backed securities	74.7	0.6	(0.4)	74.9
Total debt securities	882.9	4.0	(3.7)	883.2
Auction rate securities - preferred	4.0	-	(0.7)	3.3
Total security investments	886.9	4.0	(4.4)	886.5
Cash equivalents	(27.4)	-	-	(27.4)
Total marketable securities	$859.5	$4.0	$(4.4)	$859.1

At December 31, 2010, the Company’s available-for-sale Marketable securities had gross unrealized gains and losses of $4.6 million and $3.7 million, respectively, with an estimated fair value of $897.7 million excluding $75.4 million of cash equivalents.

Although contractual maturities of the Company’s investment in debt securities may be greater than one year, the majority of investments are classified as Current assets in the Consolidated Condensed Statements of Financial Position due to the Company’s ability to use these investments for current liquidity needs if required.  As of September 30, 2011, and December 31, 2010, auction rate securities of $11.5 million and $18.0 million, respectively, are classified in noncurrent assets due to the fact that the securities have experienced unsuccessful auctions and that poor debt market conditions have reduced the likelihood that the securities will successfully auction within the next 12 months. The contractual maturities of the Company’s available-for-sale marketable securities noted above are shown below.  Expected maturities may differ from final contractual maturities for certain securities that allow for call or prepayment provisions. Proceeds from calls and prepayments are included in Proceeds from maturities of marketable securities on the Consolidated Condensed Statements of Cash Flows.

	September 30, 2011		December 31, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in less than one year	$238.7	$239.0	$279.9	$280.2
Due in 1-5 years	620.5	621.1	645.5	647.5
Due after 5 years	27.7	26.4	46.8	45.4
Total available-for-sale marketable securities	$886.9	$886.5	$972.2	$973.1

For the three and nine months ended September 30, 2011, the Company recognized $1.3 million and $3.3 million, respectively, in net gains on its marketable securities; all of which is realized gains due to sales and maturities and is included in Other (income) expense, net on the Consolidated Condensed Statements of Earnings.  The Company uses the specific identification method when accounting for the costs of its available-for-sale marketable securities sold.

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

For the three and nine months ended September 30, 2011 and 2010,  the following table provides a summary of the total other-than-temporary impairment losses incurred, the portion recognized in Accumulated other comprehensive loss for the noncredit portion of other-than-temporary impairment, and the net credit losses recognized in Net impairment losses on securities on the Consolidated Condensed Statements of Earnings:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Total other-than-temporary impairment losses on securities	$-	$-	$-	$0.1
Portion of loss recognized in other comprehensive income (before tax)	-	-	-	0.1
Net impairment losses on securities	$-	$-	$-	$0.2

The $0.2 million credit loss for the nine months ended September 30, 2010, is made up of other-than-temporary impairment related to certain asset-backed and mortgage-backed securities.

The table below presents a cumulative rollforward of the amount related to credit losses recognized in earnings for other-than-temporary impairments:

Beginning balance of amounts related to credit losses, January 1, 2011	$2.7
Credit losses on debt securities for which OTTI was not previously recognized	-
Additional credit losses on debt securities for which OTTI was previously recognized	-
Reductions for securities sold in the period for which OTTI was previously recognized	(0.5)
Ending balance of amounts related to credit losses, September 30, 2011	$2.2

The following table provides information at September 30, 2011, about the Company’s marketable securities with gross unrealized losses for which no other-than-temporary impairment has been incurred, and the length of time that individual securities have been in a continuous unrealized loss position.  The gross unrealized loss of $4.3 million, pre-tax, is recognized in accumulated other comprehensive income:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Auction rate securities	$-	$-	$9.2	$(2.2)	$9.2	$(2.2)
Corporate debt securities	180.1	(1.6)	1.1	-	181.2	(1.6)
Asset-backed and mortgage-backed securities	19.7	(0.1)	2.3	(0.2)	22.0	(0.3)
Government and agency	167.8	(0.2)	-	-	167.8	(0.2)
Total	$367.6	$(1.9)	$12.6	$(2.4)	$380.2	$(4.3)

The table below provides information at September 30, 2011, about the Company’s marketable securities with gross unrealized losses for which other-than-temporary impairment has been incurred, and the length of time that individual securities have been in a continuous unrealized loss position.  The gross unrealized loss of $0.1 million, pre-tax, is recognized in accumulated other comprehensive income:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Corporate debt securities	$-	$-	$0.1	$-	$0.1	$-
Asset-backed and mortgage-backed securities	0.4	-	0.1	(0.1)	0.5	(0.1)
Total	$0.4	$-	$0.2	$(0.1)	$0.6	$(0.1)

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

Corporate debt securities

Unrealized losses on the Company’s corporate debt securities are attributable to current economic conditions and are not due to credit quality.  Because the Company does not intend to sell and will not be required to sell the securities before anticipated recovery of their net book values, which may be at maturity, the Company does not consider securities in its corporate debt portfolio to be other-than-temporarily impaired at September 30, 2011.

Asset-backed and mortgage-backed securities

Credit losses for the asset-backed and mortgage-backed securities are derived by examining the significant drivers that affect loan performance such as pre-payment speeds, default rates, and current loan status.  These drivers are used to apply specific assumptions to each security and are further divided in order to separate the underlying collateral into distinct groups based on loan performance characteristics.  For instance, more weight is placed on higher risk categories such as collateral that exhibits higher than normal default rates, those loans originated in high risk states where home appreciation has suffered the most severe correction, and those loans which exhibit longer delinquency rates.  Based on these characteristics, collateral-specific assumptions are applied to build a model to project future cash flows expected to be collected.  These cash flows are then discounted at the current yield used to accrete the beneficial interest, which approximates the effective interest rate implicit in the bond at the date of acquisition for those securities purchased at par.   The unrealized losses on the Company’s remaining asset-backed and mortgage-backed securities are due to constraints in market liquidity for certain portions of these sectors in which the Company has investments, and are not due to credit quality.  Because the Company does not intend to sell and will not be required to sell the securities before anticipated recovery of their net book values, the Company does not consider the remainder of its asset-backed and mortgage-backed debt portfolio to be other-than-temporarily impaired at September 30, 2011.

Government and Agency securities

The unrealized losses on the Company’s investments in government and agency securities are the result of interest rate effects. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before anticipated recovery of their net book values, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2011.

6.           INVENTORIES

Inventories consist of the following:
	September 30, 2011	December 31, 2010
Work in process	$43.6	$61.6
Finished goods	300.0	304.5
Inventories	$343.6	$366.1

7.           AGGREGATE WARRANTY LIABILITY

Changes in the Company’s warranty liability for standard warranties and deferred revenue for extended warranties are presented in the tables below:

Warranty Liability:
	2011	2010
Balance at January 1	$52.2	$46.6
Accruals for warranties issued	56.8	63.3
Accruals related to pre-existing warranties (including changes in estimates)	8.8	0.6
Settlements made (in cash or in kind)	(71.9)	(61.9)
Balance at September 30	$45.9	$48.6

Deferred service revenue:
	2011	2010
Balance at January 1	$185.7	$195.9
Revenue deferred for new extended warranty contracts	72.7	58.7
Revenue recognized	(80.0)	(74.0)
Balance at September 30	$178.4	$180.6
Current portion	90.8	88.6
Non-current portion	87.6	92.0
Balance at September 30	$178.4	$180.6

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

8.           INCOME TAXES

The Provision for income taxes for the three months ended September 30, 2011, was an expense of $24.9 million or an effective tax rate of 27.0%, compared to an expense of $15.5 million or an effective tax rate of 17.7% for the three months ended September 30, 2010.  The difference in these rates (excluding discrete items) is primarily due to a shift in the expected geographic distribution of earnings for 2011 and to the fact that the U.S. research and experimentation tax credit was not in effect during the third quarter of 2010 but was in effect during the third quarter of 2011.  For the three months ended September 30, 2011, the Company increased income tax expense by $5.4 million in recognition of several discrete items, the principal items being an adjustment to the anticipated income tax expense from the repatriation of foreign earnings ($4.4 million) and adjustments to provisions previously recognized for 2010 related to the filing of several income tax returns during 2011 ($1.1 million).

The Provision for income taxes for the nine months ended September 30, 2011, was an expense of $76.9 million or an effective tax rate of 23.4%, compared to an expense of $73.6 million or an effective tax rate of 22.6% for the nine months ended September 30, 2010.  The difference in these rates (excluding discrete items) is primarily due to a shift in the expected geographic distribution of earnings for 2011 (1.0 percentage point increase from period to period) and to the fact that the U.S. research and experimentation tax credit was not in effect as of September 30, 2010, but was in effect as of September 30, 2011 (1.6 percentage point decrease from period to period).  For the nine months ended September 30, 2011, the Company increased income tax expense by $3.1 million in recognition of several discrete items, the principal items being the anticipated income tax expense from the repatriation of foreign earnings ($2.0 million) and adjustments to provisions previously recognized for 2010 related to the filing of several income tax returns during 2011 ($1.0 million).

9.           STOCKHOLDERS’ EQUITY

In May 2008, the Company received authorization from the Board of Directors to repurchase an additional $750 million of its Class A Common Stock for a total repurchase authority of $4.65 billion. As of September 30, 2011, there was approximately $366 million of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors.

For the three and nine months ended September 30, 2011, the Company repurchased approximately 4.1 million shares at a cost of $125 million. As of September 30, 2011, since the inception of the program in April 1996, the Company had repurchased approximately 95.7 million shares for an aggregate cost of approximately $4.28 billion. As of September 30, 2011, the Company had reissued approximately 0.5 million shares of previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million, 16.0 million, and 16.0 million shares of treasury stock in 2005, 2006, and 2008 respectively, the net treasury shares held at September 30, 2011 were 19.2 million.

Refer to Note 17 of the Notes to the Consolidated Condensed Financial Statements for information regarding share repurchase activity that occurred subsequent to the date of the financial statements.

Accelerated Share Repurchase Agreement

On July 28, 2011, the Company entered into an Accelerated Share Repurchase (“ASR”) Agreement with a financial institution counterparty.  The impact of the ASR Agreement is included in the numerical disclosures provided in the preceding paragraphs.  Under the terms of the ASR Agreement, the Company paid $125.0 million targeting 3.7 million shares based on an initial price of $33.90.  On August 2, 2011, the Company took delivery of 85% of the shares, or 3.1 million shares.   The final number of shares delivered by the counterparty under the ASR Agreement was dependent on the average, volume weighted average price of the Company’s Class A Common Stock over the agreement’s trading period, a discount and the initial number of shares delivered.  Under the terms of the ASR Agreement, the Company would either receive additional shares from the counterparty or be required to deliver additional shares or cash to the counterparty.  The Company controlled its election to either deliver additional shares or cash to the counterparty.  On September 23, 2011, the Company took delivery of the remaining 1.0 million shares in final settlement of the ASR Agreement.

The ASR Agreement discussed in the preceding paragraph was accounted for as an initial treasury stock transaction and a forward stock purchase contract.  The initial repurchase of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share.  The forward stock purchase contract (settlement provision) was considered indexed to the Company’s own stock and was classified as an equity instrument under accounting guidance applicable to contracts in an entity’s own equity.

10.           OTHER COMPREHENSIVE EARNINGS (LOSS)

Comprehensive earnings (loss), net of taxes, consist of the following:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Net earnings	$67.0	$72.0	$251.6	$252.4
Other comprehensive earnings (loss):
Foreign currency translation adjustment	(53.4)	36.8	(28.5)	11.1
Pension or other postretirement benefits	3.7	0.5	8.3	3.8
Net unrealized gain (loss) on marketable securities - OTTI	(0.3)	-	(0.1)	0.9
Net unrealized gain (loss) on marketable securities	(2.5)	0.7	(1.2)	2.1
Comprehensive earnings	$14.5	$110.0	$230.1	$270.3

Accumulated other comprehensive (loss) earnings consist of the following:

	Foreign Currency Translation Adjustment	Pension or Other Postretirement Benefits	Net Unrealized Gain (Loss) on Marketable Securities - OTTI	Net Unrealized Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive (Loss) Earnings
Balance at December 31, 2010	$9.2	$(233.9)	$0.6	$0.6	$(223.5)
Change	14.6	2.1	0.1	(0.2)	16.6
Balance at March 31, 2011	$23.8	$(231.8)	$0.7	$0.4	$(206.9)
Change	10.2	2.5	0.1	1.6	14.4
Balance at June 30, 2011	$34.0	$(229.3)	$0.8	$2.0	$(192.5)
Change	(53.4)	3.7	(0.3)	(2.5)	(52.5)
Balance at September 30, 2011	$(19.4)	$(225.6)	$0.5	$(0.5)	$(245.0)

11.           EARNINGS PER SHARE (“EPS”)

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Numerator:
Net earnings	$67.0	$72.0	$251.6	$252.4
Denominator:
Weighted average shares used to compute basic EPS	77.2	78.6	78.5	78.6
Effect of dilutive securities -
Employee stock plans	0.8	1.1	0.8	0.8
Weighted average shares used to compute diluted EPS	78.0	79.7	79.3	79.4

Basic net EPS	$0.87	$0.92	$3.21	$3.21
Diluted net EPS	$0.86	$0.90	$3.17	$3.18

Restricted stock units and stock options totaling an additional 6.9 million and 7.2 million shares of Class A Common Stock for the three month periods ended September 30, 2011 and 2010, respectively, and 5.7 million and 7.2 million shares of Class A Common Stock for the nine month periods ended September 30, 2011 and 2010, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

In addition to the 5.7 million antidilutive shares for the nine months ended September 30, 2011, mentioned above, unvested restricted stock units with a performance condition that were granted in the first quarter of 2011 were also excluded from the computation of diluted earnings per share. According to FASB guidance on earnings per share, contingently issuable shares are excluded from the computation of diluted EPS if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. If the performance condition were to become satisfied based on actual financial results and the performance awards would have a dilutive impact on EPS, the performance awards included in the diluted EPS calculation would be in the range of 0.1 million to 0.3 million shares depending on the level of achievement.

12.           EMPLOYEE PENSION AND POSTRETIREMENT PLANS

The components of the net periodic benefit cost for both the pension and postretirement plans for the three and nine months ended September 30, 2011 and 2010 were as follows:

Pension Benefits:	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Service cost	$0.8	$0.7	$2.4	$2.2
Interest cost	9.7	10.1	29.0	30.4
Expected return on plan assets	(11.2)	(11.7)	(33.5)	(35.3)
Amortization of net loss	5.3	4.6	15.7	13.9
Net curtailment or settlement (gain) loss	(0.5)	0.7	(0.5)	0.7
Net periodic benefit cost	$4.1	$4.4	$13.1	$11.9

Other Postretirement Benefits:	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Service cost	$0.2	$0.3	$0.7	$0.8
Interest cost	0.4	0.5	1.3	1.6
Amortization of prior service (benefit) cost	(0.8)	(0.8)	(2.5)	(2.5)
Net periodic benefit cost	$(0.2)	$-	$(0.5)	$(0.1)

As of September 30, 2011, $28.1 million of contributions have been made. The Company currently expects to contribute approximately $3 million to its pension and other postretirement plans for the remainder of 2011.

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

Lexmark uses fair value hedges to reduce the potentially adverse effects that market volatility may have on its operating results.  Fair value hedges are hedges of recognized assets or liabilities. Lexmark enters into forward exchange contracts to hedge accounts receivable, accounts payable and other monetary assets and liabilities. The forward contracts used in this program generally mature in three months or less, consistent with the underlying asset or liability. Foreign exchange forward contracts may be used as fair value hedges in situations where derivative instruments expose earnings to further changes in exchange rates. Although the Company has historically used interest rate swaps to convert fixed rate financing activities to variable rates, there were no interest rate swaps outstanding as of September 30, 2011.

Net outstanding notional amount of derivative activity as of September 30, 2011 is included in the table below.  This activity was driven by fair value hedges of recognized assets and liabilities primarily denominated in the currencies below.

Long (Short) Positions by Currency (in USD)	September 30, 2011
EUR	$(63.6)
CHF	(23.2)
SGD	(11.4)
Other Net	(15.8)
Total	$(114.0)

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

As of September 30, 2011 and December 31, 2010, the Company had the following net derivative assets (liabilities) recorded at fair value in Prepaid expenses and other current assets (Accrued liabilities) on the Consolidated Condensed Statements of Financial Position:

	Net (Liability) Asset Position
Foreign Exchange Contracts	September 30, 2011	December 31, 2010
Gross liability position	$(3.7)	$(0.8)
Gross asset position	0.8	5.0
Net (liability) asset position	$(2.9)	$4.2

The Company had the following (gains) and losses related to derivative instruments qualifying and designated as hedging instruments in fair value hedges and related hedged items recorded in Cost of Revenue on the Consolidated Condensed Statements of Earnings:

	Three Months Ended September 30		Nine Months Ended September 30
Fair Value Hedging Relationships	2011	2010	2011	2010
Foreign Exchange Contracts	$1.0	$(2.0)	$(4.2)	$8.3
Underlying	1.6	1.9	8.0	(7.6)
Total	$2.6	$(0.1)	$3.8	$0.7

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

The following table includes information about the Company’s reportable segments:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
Revenue:
ISS	$1,012.3	$1,005.3	$3,048.5	$3,074.9
Perceptive Software	22.6	14.4	65.0	20.8
Total revenue	$1,034.9	$1,019.7	$3,113.5	$3,095.7

Operating income (loss):
ISS	$180.2	$170.7	$583.8	$556.8
Perceptive Software	(7.8)	(9.3)	(21.1)	(9.5)
All other	(73.4)	(68.2)	(212.6)	(201.9)
Total operating income (loss)	$99.0	$93.2	$350.1	$345.4

Operating income (loss) noted above for the three months ended September 30, 2011 includes restructuring and related charges of $0.2 million in ISS and $0.6 million in All other. Operating income (loss) related to Perceptive Software for the three months ended September 30, 2011 includes $5.0 million of amortization expense related to intangible assets acquired by the Company in the second quarter of 2010. Operating income (loss) noted above for the nine months ended September 30, 2011 includes restructuring and related charges (reversals) of $(0.7) million in All other. Operating income (loss) related to Perceptive Software for the nine months ended September 30, 2011 includes $14.9 million of amortization expense related to intangible assets acquired by the Company in the second quarter of 2010.

Operating income (loss) noted above for the three months ended September 30, 2010 includes restructuring and related charges (reversals) of $(1.4) million in ISS. Operating income (loss) related to Perceptive Software for the three months ended September 30, 2010 includes $5.0 million of amortization expense related to intangible assets acquired by the Company in the second quarter of 2010. Operating income (loss) noted above for the nine months ended September 30, 2010 includes restructuring and related charges of $6.9 million in ISS and $0.3 million in All other. Operating income (loss) related to Perceptive Software for the nine months ended September 30, 2010 includes $6.3 million of amortization expense related to intangible assets acquired by the Company in the second quarter of 2010.

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

Pursuant to the accounting guidance for contingencies, the Company regularly evaluates the probability of a potential loss of all its material litigation, claims or assessments to determine whether a liability has been incurred and whether it is probable that one or more future events will occur confirming the loss.  If a potential loss is determined by the Company to be probable, and the amount of the loss can be reasonably estimated, the Company establishes an accrual for the litigation, claim or assessment.  If it determined that a potential loss for the litigation, claim or assessment is less than probable, the Company assesses whether a potential loss is reasonably possible, and will disclose an estimate of the possible loss or range of loss; provided, however, if a reasonable estimate cannot be made, the Company will provide disclosure to that effect.  On at least a quarterly basis, management confers with outside counsel to evaluate all current litigation, claims or assessments in which the Company is involved.  Management then meets internally to evaluate all of the Company’s current litigation, claims or assessments. During these meetings, management discusses all existing and new matters, including, but not limited to, (i) the nature of the proceeding; (ii) the status of each proceeding; (iii) the opinions of legal counsel and other advisors related to each proceeding; (iv) the Company’s experience or experience of other entities in similar proceedings; (v) the damages sought for each proceeding; (vi) whether the damages are unsupported and/or exaggerated; (vii) substantive rulings by the court; (viii) information gleaned through settlement discussions; (ix) whether there is uncertainty as to the outcome of pending appeals or motions; (x) whether there are significant factual issues to be resolved; and/or (xi) whether the matters involve novel legal issues or unsettled legal theories.  At these meetings, management concludes whether accruals are required for each matter because a potential loss is determined to be probable and the amount of loss can be reasonably estimated; whether an estimate of the possible loss or range of loss can be made for matters in which a potential loss is not probable, but reasonably possible; or whether a reasonable estimate cannot be made for a matter.

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

The Company has not established an accrual for the SCC litigation, because it has not determined that a loss with respect to such litigation is probable.  Although there is a reasonable possibility of a potential loss with respect to the SCC litigation, with SCC’s claims being dismissed at the summary judgment stage of the litigation and presently on appeal, the Company does not believe a reasonable estimate of the range of possible loss is currently possible in view of the uncertainty regarding the amount of damages, if any, that could be awarded in this matter.

In the Clarity litigation, the proceedings are in the discovery phase.  Clarity has not stated the amount of damages it would seek in trial.  The Company has not established an accrual for the Clarity litigation, because it has not determined that a loss with respect to such litigation is probable.  Although there is a reasonable possibility of a potential loss with respect to the Clarity litigation, since the litigation is in the early stage of the proceedings where only limited discovery has occurred and an amount of damages sought has not been stated, the Company does not believe a reasonable estimate of the range of possible loss is currently possible in view of the uncertainty regarding the amount of damages, if any, that could be awarded in this matter.

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

The Company believes an unfavorable outcome in the matter is probable.  The range of potential loss related to this matter is subject to a high degree of estimation.  In accordance with the accounting guidance for contingencies, if the reasonable estimate of a probable loss is a range and no amount within the range is a better estimate, the minimum amount of the range is accrued.  Because no amount within the range of potential loss is a better estimate than any other amount, the Company has accrued $1.8 million for the Molina matter, which represents the low-end of the range.  At the high-end of the range, the class has sought $16.7 million, which does not include post judgment interest, costs and attorneys’ fees which may be assessed against the Company.  Thus, it is reasonably possible that a loss exceeding the $1.8 million already accrued may be incurred in this matter, ranging from $0 to $14.9 million, excluding post judgment interest, costs and attorneys’ fees.

Advanced Cartridge Technologies, LLC v. Lexmark

Advanced Cartridge Technologies, LLC (“ACT”) filed suit against the Company on February 22, 2010 in the U.S. District Court for the Middle District of Florida (“District Court”).  The Complaint alleges that the Company has infringed three U.S. patents related to toner cartridge technology, and further alleges that the Company has committed false patent marking by improperly marking patent numbers on certain Company toner cartridge products.  ACT is seeking up to the statutory maximum of $500 per alleged false patent marking offense.  ACT’s damage expert has also provided a damage estimates between $27 million and $29 million for the claimed infringement of the ACT patents.  There has been no damage estimate for the false marking claim.  A trial will likely be held in the fourth quarter of 2011.  The Company believes the claims are without merit, and intends to continue to defend against them vigorously.  The Company has not established an accrual for the ACT litigation, because it has not determined that a loss with respect to such litigation is probable.  Although there is a reasonable possibility of a potential loss with respect to the ACT litigation, the Company does not believe a reasonable estimate of the range of possible loss is currently possible in view of the uncertainty regarding the amount of damages, if any, that could be awarded in this matter.

Copyright fees

Certain countries (primarily in Europe) and/or collecting societies representing copyright owners’ interests have taken action to impose fees on devices (such as scanners, printers and multifunction devices) alleging the copyright owners are entitled to compensation because these devices enable reproducing copyrighted content. Other countries are also considering imposing fees on certain devices. The amount of fees, if imposed, would depend on the number of products sold and the amounts of the fee on each product, which will vary by product and by country. The Company has accrued amounts that it believes are adequate to address the risks related to the copyright fee issues currently pending. The financial impact on the Company, which will depend in large part upon the outcome of local legislative processes, the Company’s and other industry participants’ outcome in contesting the fees and the Company’s ability to mitigate that impact by increasing prices, which ability will depend upon competitive market conditions, remains uncertain. As of September 30, 2011, the Company has accrued a total of approximately $64.8 million for pending copyright fee charges, including litigation proceedings, local legislative initiatives and/or negotiations with the parties involved. Although it is reasonably possible that amounts may exceed the amount accrued by the Company, such amount, or range of possible loss, given the complexities of the legal issues in these matters, cannot be reasonably estimated by the Company at this time.

As of September 30, 2011, approximately $53.4 million of the $64.8 million accrued for the pending copyright fee issues was related to single function printer devices sold in Germany prior to December 31, 2007. The VerwertungsGesellschaft Wort ("VG Wort"), a collection society representing certain copyright holders, instituted legal proceedings against Hewlett-Packard Company ("HP") in July of 2004 relating to whether and to what extent copyright levies for photocopiers should be imposed in accordance with copyright laws implemented in Germany on single function printers.  The Company is not a party to this lawsuit, although the Company and VG Wort entered into an agreement in October 2002 pursuant to which both VG Wort and the Company agreed to be bound by the outcome of the VG Wort/HP litigation.  On December 6, 2007, the Bundesgerichtshof (the “German Federal Supreme Court”) in the VG Wort litigation with HP issued a judgment that single function printer devices sold in Germany prior to December 31, 2007 are not subject to levies under the then existing law (German Federal Supreme Court, file reference I ZR 94/05).  VG Wort filed an appeal with the Bundesverfassungsgericht (the “German Federal Constitutional Court”) challenging the ruling that single function printers are not subject to levies.  On September 21, 2010, the German Federal Constitutional Court published a decision holding that the German Federal Supreme Court erred by not considering referring questions on interpretation of German copyright law to the Court of Justice of the European Communities and therefore revoked the German Federal Supreme Court decision and remitted the matter to it.  On July 21, 2011, the German Federal Supreme Court has stayed the proceedings and has submitted several questions regarding the interpretation of Directive 2001/29/EC on the harmonization of certain aspects of copyright and related rights in the information society to the European Court of Justice for an advance decision.

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

Other Litigation

There are various other lawsuits, claims, investigations and proceedings involving the Company, that are currently pending.  The Company has determined that although a potential loss is reasonably possible for certain matters, that for such matters in which it is possible to estimate a loss or range of loss, the estimate of the loss or estimate of the range of loss are not material to the Company’s consolidated results of operations, cash flows, or financial position.

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

For multiple deliverable arrangements that involve capital leases or the upfront purchase of hardware equipment, the use of best estimate of selling price could result in the Company recognizing a larger portion of revenue earlier in the contract life when compared to using the residual method under prior guidance. This difference in the timing of revenue recognition did not have a material impact to the Company’s consolidated condensed financial statements for the nine months ended September 30, 2011, and is not expected to materially impact the Company’s financial statements for new or materially modified arrangements. Additionally, there will be little to no effect on the timing of revenue recognition from the use of a best estimate of selling price for operating leases or for the services and supplies components of multiple deliverable arrangements as revenue for deliverables in these arrangements is recognized ratably or as services are performed.

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

Although ASU 2009-14 did not have a material impact on the Company’s financial statements, the amended guidance could be of greater importance to the Company in the future due to the anticipated growth in the Company’s software business driven by the integration of Perceptive Software and, most recently, Pallas Athena (acquired on October 18, 2011).

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the option to present items of other comprehensive income in the statement of changes in stockholders’ equity and requires an entity to present the components of net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements. The amendments in ASU 2011-05 also require an entity to present on the face of the financial statement(s) reclassification adjustments for items that are reclassified from other comprehensive income to net income, thus eliminating the option to disclose these items in the notes to the financial statements. ASU 2011-05 requires retrospective application and will be effective for the Company’s first quarter of 2012 financial statements with early adoption permitted. The adoption of ASU 2011-05 will require changes in the presentation of the Company’s financial statements and notes but should have no other impact on the Company. On October 21, 2011, the FASB decided to propose a deferral of the new requirement to present reclassification adjustments on the face of the income statement. The proposal is expected to be issued for public comment in November with the goal of issuing a final ASU in late December 2011.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). The amendments in ASU 2011-08 permit an entity to first assess qualitatively whether it is necessary to perform step one of the two-step annual goodwill impairment test required under existing guidance. Under the amended guidance, an entity is required to perform step one only if the entity determines through its qualitative assessment that it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. ASU 2011-08 also provides examples of events and circumstances that an entity should consider when performing the qualitative assessment. The examples of events and circumstances included in the amended guidance replace those used under existing guidance to determine whether it is necessary to test goodwill for impairment during interim periods. The amendments in ASU 2011-08 must be applied prospectively to goodwill impairment tests performed by the Company for its 2012 fiscal year; however, the Company is permitted under ASU 2011-08 to apply the amended guidance to its annual impairment tests that will be performed in the fourth quarter of 2011. The Company is in the process of evaluating the effect(s) of the amended guidance on its annual goodwill impairment tests as well as the impact, if any, on its financial statements.

The FASB and SEC issued other guidance during 2011, not discussed above, that related to technical changes of existing guidance or new guidance that is not meaningful to the Company’s current financial statements and disclosures.

17.           SUBSEQUENT EVENTS

On October 18, 2011, the Company acquired all issued and outstanding shares in Pallas Athena in a cash transaction valued at approximately $50.2 million. Refer to Note 3, Business Combinations, of the Notes to the Consolidated  Condensed Financial Statements regarding details of the Company’s acquisition of Pallas Athena subsequent to the date of the financial statements.

On October 27, 2011, the Company announced that the Board of Directors approved a quarterly dividend of $0.25 per share of Class A Common Stock. The dividend is payable November 30, 2011 to stockholders of record on November 15, 2011.

After the close of the markets on October 27, 2011, the Company entered into an ASR Agreement with a financial institution counterparty. Pursuant to the terms of the ASR Agreement, the Company will purchase $125 million of the outstanding shares of its Class A Common Stock from the financial institution counterparty. Under the ASR Agreement, the financial institution counterparty delivered to the Company on November 1, 2011, 3.4 million shares, equal to 85 percent of the shares that would be repurchased at a price of $31.43, the closing price of the Company’s Class A Common Stock on October 27, 2011. Upon delivery of these shares, the number of shares held in treasury increased from 19.2 million shares to 22.6 million shares. The final number of shares to be delivered to the Company by the financial institution counterparty under the ASR Agreement shall be adjusted based on a discount to the average of the daily volume weighted average price of the Company’s Class A Common Stock during the term of the ASR Agreement. If the number of shares to be delivered to the Company is less than the initial delivery of shares by the financial institution counterparty, the Company may be required to remit shares or cash to the financial institution counterparty as a result of such adjustment.  The share repurchases are expected to be completed during the final quarter of 2011. The payment of $125 million by the Company to the financial institution counterparty for the repurchase of shares was funded from available U.S. cash.

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

•
ISS offers a broad portfolio of monochrome and color laser printers, laser multifunction products (“MFPs”) and inkjet all-in-one (“AIO”) devices along with innovative software solutions and managed services to help businesses efficiently manage their printer and MFP infrastructure as well as share information. Laser based products within the distributed printing market primarily serve business customers. Inkjet based products within the distributed printing market historically have served customers in the consumer market, but there is an increasing trend toward inkjet products being designed for small office home office (“SOHO”) and businesses. ISS employs large-account sales and marketing teams whose mission is to generate demand for its business printing solutions and services, primarily among large enterprises as well as the public sector. Sales and marketing teams primarily focus on industries such as financial services, retail, manufacturing, education, government and healthcare. ISS also markets its laser and inkjet products increasingly through small and medium business (“SMB”) teams who work closely with channel partners. ISS distributes and fulfills its products to business customers primarily through its well-established distributor and reseller network. ISS’ products are also sold through solution providers, which offer custom solutions to specific markets, and through direct response resellers. ISS also sells its products through numerous alliances and original equipment manufacturer (“OEM”) arrangements.

•
Perceptive Software offers a complete suite of ECM software products and solutions. The electronic content and document management software and services market primarily serves business customers. Perceptive Software uses a direct to market sales and broad lead generation approach, employing internal sales and marketing teams that are segmented by industry sector—specifically healthcare, education, public sector/government, financial services, and cross industry. Perceptive Software also offers a direct channel program that allows authorized third-party resellers to market and sell Perceptive Software products and solutions to a distributed market. Perceptive Software has two general forms of software agreements with its customers, perpetual licenses and subscription services. See Part I, Item 1, Note 3 of the Notes to the Consolidated Condensed Financial Statements for a discussion of changes to the composition of Perceptive Software resulting from a business combination that occurred subsequent to the period discussed herein.

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

Business Factors

Lexmark’s third quarter 2011 results reflected revenue that increased 1% from the same period in 2010. Supplies revenue was flat year-to-year (“YTY”) while software and other revenue increased 15% due to Perceptive Software. Hardware revenue increased approximately 2% YTY led by strong growth in high-end laser revenue offset by a decline in low-end revenue, primarily a decline in legacy consumer inkjet platform revenue. Operating income increased 6% from the same period in 2010.  Operating income increased primarily due to less pre-tax restructuring-related and acquisition-related charges in 2011 versus 2010.

ISS

Lexmark continues its investments in ISS to strengthen its line of business-focused printers /multifunction products, and solutions and service offerings, targeting the higher usage segments of the imaging market.

ISS continues to focus on capturing profitable supplies and service annuities generated from its core strategic monochrome and color laser printers, laser MFPs and business inkjet AIO devices. Associated strategic initiatives include:

•	Strengthening the Company’s product line of business-focused devices;

•	Advancing and strengthening the Company’s industry solutions and workflow capabilities to maintain and grow the Company’s penetration in selected industries;

•	Advancing and growing the Company’s managed print services business; and

•	Expanding the Company’s rate of participation in market opportunities and channels.

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

Operating Results Summary

The following discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements and Notes thereto. The following table summarizes the results of the Company’s operations for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30				Nine Months Ended September 30
	2011		2010		2011		2010
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev
Revenue	$1,034.9	100.0%	$1,019.7	100.0%	$3,113.5	100.0%	$3,095.7	100.0%
Gross profit	381.7	36.9	361.2	35.4	1,184.5	38.0	1,126.0	36.4
Operating expense	282.7	27.3	268.0	26.3	834.4	26.8	780.6	25.2
Operating income	99.0	9.6	93.2	9.1	350.1	11.2	345.4	11.2
Net earnings	67.0	6.5	72.0	7.1	251.6	8.1	252.4	8.2

Current quarter

For the third quarter of 2011, total revenue was $1.03 billion or up 1% from 2010. Supplies revenue was flat YTY, hardware revenue grew 2% YTY, and software and other grew 15% YTY.

Net earnings for the third quarter of 2011 decreased 7% from the prior year primarily due to an increase in income taxes offsetting a 6% increase in operating income.  The increase in operating income was due to less pre-tax restructuring related and pre-tax acquisition related charges in 2011 versus 2010. The Company recorded discrete tax items that resulted in a higher tax provision and thus a higher effective tax rate compared to prior year. Net earnings for the third quarter of 2011 included $2.8 million of pre-tax restructuring-related charges and project costs as well as $5.8 million of pre-tax acquisition-related adjustments. Net earnings for the third quarter of 2010 included $7.7 million of pre-tax restructuring-related charges and project costs along with $11.3 million of pre-tax acquisition-related adjustments.

Year to date

For the nine months ended September 30, 2011, consolidated revenue was $3.11 billion, an increase of 1% versus the prior year. Supplies revenue increased 1% YTY and hardware revenue decreased 6% YTY while software and other grew 29% YTY.

Net earnings for the nine months ended September 30, 2011 were flat versus the prior year with an increase in income taxes offsetting a 1% increase in operating income. Net earnings for the nine months ended September 30, 2011 included $10.0 million of pre-tax restructuring-related charges and project costs and $19.1 million of pre-tax acquisition-related adjustments. Net earnings for the nine months ended September 30, 2010 included $31.0 million of pre-tax restructuring-related charges and project costs along with $19.7 million of pre-tax acquisition-related adjustments.

See “Restructuring and Related Charges and Project Costs” and “Acquisition-related Adjustments” sections that follow for further discussion.

Revenue

For the third quarter of 2011, consolidated revenue increased 1% YTY.  Supplies revenue was flat, while hardware revenue increased 2% driven by an increase in high-end hardware revenue. Software and other, which include hardware spare parts and related service revenue as well as software license, subscription, professional services and maintenance revenue increased 15% due to Perceptive Software.

For the nine months ended September 30, 2011, consolidated revenue increased 1% compared to the prior year. Supplies revenue grew 1%. Hardware revenue decreased 6% primarily driven by a decline in unit volume, primarily due to a decrease in unit volume in low-end laser units and low-end legacy consumer inkjet devices. Software and other revenue increased 29%, due to increased software revenue from the acquisition of and growth in Perceptive Software.

Prior year data has been updated to reflect the changes in the Company’s organizational structure that took place in the fourth quarter of 2010 related to the consolidation of its laser and inkjet printing organizations.

The following table provides a breakdown of the Company’s revenue by segment:

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2011	2010	% Change	2011	2010	% Change
ISS	$1,012.3	$1,005.3	1%	$3,048.5	$3,074.9	(1	) %
Perceptive Software	22.6	14.4	57	65.0	20.8	213
Total revenue	$1,034.9	$1,019.7	1%	$3,113.5	$3,095.7	1%

ISS

During the third quarter of 2011, ISS revenue increased 1%. Supplies revenue was flat with double-digit growth in core laser and inkjet supplies offset by the decline in legacy inkjet supplies revenue. The growth in core laser and inkjet supplies reflects the strong performance over the last several years in high-end laser hardware sales.  Hardware revenue increased 2% compared to the third quarter of 2010 primarily driven by increased high-end laser hardware revenue, offset by a decrease in inkjet hardware revenue as the Company exits the legacy consumer focused portion of the inkjet product line.  Laser hardware revenue increased 9%, driven by a 6% increase in laser hardware units, coupled with a 4% improvement in laser hardware AUR, resulting from an improved product mix towards more high-end laser devices.  Inkjet hardware revenue decreased 27%, driven by a 34% reduction in units.  Inkjet average unit revenue (“AUR”) showed a net increase of 10% due to the improvement in mix towards higher function business inkjets.

For the nine months ended September 30, 2011, ISS revenue decreased $26 million or 1% YTY primarily due to a 6% reduction in hardware revenue, partially offset by the 1% increase in supplies revenue. The decline in hardware revenue was driven by a 36% reduction in inkjet hardware revenue.  Inkjet units declined 35% as the Company continues to exit the legacy consumer focused portion of the inkjet product line.  Inkjet AUR was flat YTY.  Laser hardware revenue increased 2% YTY, driven by a 6% increase in AUR, again driven by improved product mix toward high-end laser devices, which was partially offset by a 4% reduction in units due to lower unit sales of low-end laser units.  The increase in supplies revenue reflects double digit growth in core laser and inkjet supplies, partially offset by declines in legacy inkjet supplies, as the supplies from our legacy consumer inkjet business continue to decline.

Perceptive Software

Perceptive Software was acquired by the Company on June 7, 2010. The 2010 financial results for Perceptive Software include only the activity occurring after the date of the acquisition.  For the third quarter of 2011, the 57% increase in revenue compared to last year was largely due to adjustments to revenue that resulted from the application of business combination accounting rules. Under the accounting guidance for business combinations, deferred revenue related to service contracts assumed as part of an acquisition must be recognized initially at fair value. As a result, the Company was not able to recognize as revenue in the third quarter of 2010 a large portion of the amortization of Perceptive Software’s deferred revenue that originated prior to the acquisition. After considering this acquisition-related adjustment, revenue for the third quarter of 2011 increased 15% compared to the third quarter of 2010.

See “Acquisition-related Adjustments” section that follows for further discussion.

Revenue by geography:

The following table provides a breakdown of the Company’s revenue by geography:

	Three Months Ended September 30				Nine Months Ended September 30
(Dollars in millions)	2011	2010	% Change		2011	2010	% Change
United States	$457.9	$462.2	(1	) %	$1,328.6	$1,324.0	0%
EMEA (Europe, the Middle East & Africa)	359.2	338.4	6		1,128.4	1,112.2	1
Other International	217.8	219.1	(1)		656.5	659.5	(0)
Total revenue	$1,034.9	$1,019.7	1%		$3,113.5	$3,095.7	1%

For both the three and nine months ended September 30, 2011, currency exchange rates had a 3% YTY favorable impact on revenue. For the three months ended September 30, 2010, currency exchange rates had a 2% YTY unfavorable impact on revenue and for the nine months ended September 30, 2010, currency exchange rates had a 1% YTY favorable impact on revenue.

Gross Profit

The following table provides gross profit information:

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2011	2010	Change	2011	2010	Change
Gross profit dollars	$381.7	$361.2	6%	$1,184.5	$1,126.0	5%
% of revenue	36.9%	35.4%	1.5 pts	38.0%	36.4%	1.6 pts

For the three and nine months ended September 30, 2011, consolidated gross profit and gross profit as a percentage of revenue increased YTY. The change in the gross profit margin YTY for the three and nine months ended September 30, 2011 was primarily the result of less pre-tax restructuring and acquisition related adjustments as well as improved product mix of relatively more laser supplies, as well as the lower relative level of inkjet hardware.

Gross profit for the three months ended September 30, 2011 included $0.5 million of pre-tax restructuring-related charges and project costs, along with $4.0 million of pre-tax acquisition-related adjustments. Gross profit for the nine months ended September 30, 2011 included $0.8 million of pre-tax restructuring-related charges and project costs, along with $14.9 million of pre-tax acquisition-related adjustments.

Gross profit for the three months ended September 30, 2010 included $4.1 million of pre-tax restructuring-related charges and project costs, along with $9.1 million of pre-tax acquisition-related adjustments. Gross profit for the nine months ended September 30, 2010 included $15.8 million of pre-tax restructuring-related charges and project costs, along with $12.1 million of pre-tax acquisition-related adjustments

See “Restructuring and Related Charges and Project Costs” and “Acquisition-related Adjustments” sections that follow for further discussion.

Operating Expense

The following table presents information regarding the Company’s operating expenses during the periods indicated:

	Three Months Ended September 30				Nine Months Ended September 30
	2011		2010		2011		2010
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev
Research and development	$95.0	9.2%	$91.4	9.0%	$276.3	8.9%	$272.4	8.8%
Selling, general & administrative	187.3	18.1	178.1	17.4	560.4	18.0	505.2	16.3
Restructuring and related charges (reversals)	0.4	-	(1.5)	(0.1)	(2.3)	(0.1)	3.0	0.1
Total operating expense	$282.7	27.3%	$268.0	26.3%	$834.4	26.8%	$780.6	25.2%

For the three months ended September 30, 2011, research and development expenses increased versus last year due primarily to higher spending in ISS reflecting program timing as well as increased expenses at Perceptive Software.  For the nine months ended September 30, 2011, research and development expenses increased versus last year primarily reflecting higher expenses due to the acquisition of Perceptive Software in June 2010, offset slightly by a decrease in ISS development spending.

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2011 increased YTY principally reflecting higher expenses in ISS and All other, primarily due to currency, as well as higher expenses in Perceptive Software supporting international expansion. SG&A for the nine months ended September 30, 2011 increased YTY due principally to the acquisition of Perceptive Software in June 2010, as well as increased expenses in ISS and All other, principally due to currency. SG&A expenses for the periods presented in the table above include expenses related to the Company’s restructuring activities along with acquisition-related charges. See discussion below of restructuring and related charges and project costs and acquisition-related adjustments included in the Company’s operating expenses for the periods presented in the table above.

For the three and nine months ended September 30, 2011, the Company incurred $2.3 and $9.2 million, respectively, of pre-tax restructuring and related charges and project costs in operating expenses due to the Company’s restructuring plans. Of the $2.3 million of pre-tax restructuring and related charges and project costs incurred for the three months ended September 30, 2011, $1.9 million is included in Selling, general and administrative while $0.4 million is included in Restructuring and related charges (reversals) on the Company’s Consolidated Condensed Statements of Earnings. Of the $9.2 million of pre-tax restructuring and related charges and project costs incurred for the nine months ended September 30, 2011, $11.5 million is included in Selling, general and administrative while $(2.3) million is included in Restructuring and related charges (reversals) on the Company’s Consolidated Condensed Statements of Earnings. Additionally, for the three and nine months ended September 30, 2011, the Company incurred $1.8 million and $4.2 million, respectively, of pre-tax costs associated with acquisition-related adjustments. Of the $1.8 million of pre-tax costs associated with acquisition-related adjustments incurred for the three months ended September 30 2011, $0.1 million is included in Research and development, and $1.7 million is included in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings.  Of the $4.2 million of pre-tax costs associated with acquisition-related adjustments incurred for the nine months ended September 30 2011, $0.3 million is included in Research and development, and $3.9 million is included in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings.

For the three and nine months ended September 30, 2010, the Company incurred $3.6 million and $15.2 million, respectively, of pre-tax restructuring and related charges and project costs in operating expenses due to the Company’s restructuring plans. Of the $3.6 million of pre-tax restructuring and related charges and project costs incurred for the three months ended September 30, 2010, $5.1 million is included in Selling, general and administrative while the ($1.5) million reversal is included in Restructuring and related charges/(reversals) on the Company’s Consolidated Condensed Statements of Earnings. Of the $15.2 million of pre-tax restructuring and related charges and project costs incurred for the nine months ended September 30, 2010, $12.2 million is included in Selling, general and administrative while $3.0 million is included in Restructuring and related charges/(reversals) on the Company’s Consolidated Condensed Statements of Earnings. Additionally, for the three and nine months ended September 30, 2010, the Company incurred $2.2 million and $7.6 million, respectively, of pre-tax costs associated with acquisition-related adjustments that is included in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings.

See “Restructuring and Related Charges and Project Costs” and “Acquisition-related Adjustments” sections that follow for further discussion.

Operating Income (Loss)

The following table provides operating income by segment:

	Three Months Ended September 30						Nine Months Ended September 30
(Dollars in millions)	2011		2010		Change		2011		2010		Change
ISS	$180.2		$170.7		6%		$583.8		$556.8		5%
% of segment revenue	17.8%		17.0%		0.8	pts	19.2%		18.1%		1.1	pts

Perceptive Software	(7.8)		(9.3)		16%		(21.1)		(9.5)		(122)%
% of segment revenue	(34.5	) %	(64.6	) %	30.1	pts	(32.5	) %	(45.7	) %	13.2	pts

All other	(73.4)		(68.2)		(8)%		(212.6)		(201.9)		(5)%
Total operating income (loss)	$99.0		$93.2		6%		$350.1		$345.4		1%
% of total revenue	9.6%		9.1%		0.5	pts	11.2%		11.2%		-	pts

Prior year data has been updated to reflect the changes in the Company’s organizational structure, including the reclassification of certain expenses between All other (previously unallocated) and ISS related to the consolidation of its laser and inkjet printing organizations that took place in the fourth quarter of 2010. Because the Company acquired Perceptive Software on June 7, 2010, results for the nine months ended September 30, 2011 are not comparable to the results of the Perceptive Software segment for the nine months ended September, 30, 2010.

For the three months ended September 30, 2011, the increase in consolidated operating income was primarily in the ISS segment, but was also helped by an improvement in operating income (loss) for Perceptive Software. For the nine months ended September 30, 2011, the increase in consolidated operating income was also due to the improved results of the ISS segment, but was somewhat offset by the increased operating losses on the Perceptive Software and All other segments.  The increased operating loss on the Perceptive Software segment was driven by the amortization of the acquired intangibles.

For the three months ended September 30, 2011, the Company incurred total pre-tax restructuring-related charges and project costs related to the Company’s restructuring plans of $0.5 million in ISS and $2.3 million in All other as well as pre-tax acquisition-related items of $5.8 million primarily in Perceptive Software with the exception of $0.5 million recognized in All other.  For the nine months ended September 30, 2011, the Company incurred total pre-tax restructuring-related charges and project costs related to the Company’s restructuring plans of $3.7 million in ISS and $6.3 million in All other as well as pre-tax acquisition-related items of $19.1 million primarily in Perceptive Software with the exception of $0.2 million recognized in All other.

For the three months ended September 30, 2010, the Company incurred total pre-tax restructuring-related charges and project costs related to the Company’s restructuring plans of $5.5 million in ISS and $2.2 million in All other as well as pre-tax acquisition-related items of $11.3 million primarily in Perceptive Software with the exception of $0.9 million recognized in All other.  For the nine months ended September 30, 2010, the Company incurred total pre-tax restructuring-related charges and project costs related to the Company’s restructuring plans of $25.0 million in ISS and $6.0 million in All other as well as pre-tax acquisition-related items of $19.7 million primarily in Perceptive Software with the exception of $6.0 million recognized in All other.

See “Restructuring and Related Charges and Project Costs” and “Acquisition-related Adjustments” sections that follow for further discussion.

Interest and Other

The following table provides interest and other information:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2011	2010	2011	2010
Interest (income) expense, net	$7.5	$6.5	$22.3	$18.9
Other expense (income), net	(0.4)	(0.8)	(0.7)	0.3
Net impairment losses on securities	-	-	-	0.2
Total interest and other (income) expense, net	$7.1	$5.7	$21.6	$19.4

For the three and nine months ended September 30, 2011, total interest and other (income) expense, net, resulted in higher net expense YTY primarily due to lower interest income from declining interest rates on the Company’s investments. The increase in total interest and other (income) expense, net for the three months ended September 30, 2011 was further influenced by lower realized gains on the sale of marketable securities.

Provision for Income Taxes and Related Matters

The Provision for income taxes for the three months ended September 30, 2011, was an expense of $24.9 million or an effective tax rate of 27.0%, compared to an expense of $15.5 million or an effective tax rate of 17.7% for the three months ended September 30, 2010.  The difference in these rates (excluding discrete items) is primarily due to a shift in the expected geographic distribution of earnings for 2011 and to the fact that the U.S. research and experimentation tax credit was not in effect during the third quarter of 2010 but was in effect during the third quarter of 2011.  For the three months ended September 30, 2011, the Company increased income tax expense by $5.4 million in recognition of several discrete items, the principal items being an adjustment to the anticipated income tax expense from the repatriation of foreign earnings ($4.4 million) and adjustments to provisions previously recognized for 2010 related to the filing of several income tax returns during 2011 ($1.1 million).

The Provision for income taxes for the nine months ended September 30, 2011, was an expense of $76.9 million or an effective tax rate of 23.4%, compared to an expense of $73.6 million or an effective tax rate of 22.6% for the nine months ended September 30, 2010.  The difference in these rates (excluding discrete items) is primarily due to a shift in the expected geographic distribution of earnings for 2011 (1.0 percentage point increase from period to period) and to the fact that the U.S. research and experimentation tax credit was not in effect as of September 30, 2010, but was in effect as of September 30, 2011 (1.6 percentage point decrease from period to period).  For the nine months ended September 30, 2011, the Company increased income tax expense by $3.1 million in recognition of several discrete items, the principal items being the anticipated income tax expense from the repatriation of foreign earnings ($2.0 million) and adjustments to provisions previously recognized for 2010 related to the filing of several income tax returns during 2011 ($1.0 million).

Net Earnings and Earnings per Share

The following table summarizes net earnings and basic and diluted net earnings per share:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share amounts)	2011	2010	2011	2010
Net earnings	$67.0	$72.0	$251.6	$252.4

Basic earnings per share	$0.87	$0.92	$3.21	$3.21
Diluted earnings per share	$0.86	$0.90	$3.17	$3.18

Net earnings for the three months ended September 30, 2011 decreased 7% from the prior year as an increase in the effective tax rate was partially offset by higher operating income. Net earnings for the nine months ended September

30, 2011 were essentially unchanged YTY.  For the three months ended September 30, 2011, the YTY decreases in basic and diluted earnings per share were primarily attributable to decreased earnings partially offset by the decreases in the average number of shares outstanding, due to the Company’s stock repurchases. Earnings per share for the nine-months ended September 30, 2011, were essentially unchanged YTY.

Natural Disasters in Japan and Thailand

On March 11, 2011, northeastern Japan experienced a devastating earthquake and tsunami off of the Pacific coast. These events have had a significant negative impact on the Japanese economy. Although the Company did not experience any significant damage to its products or other assets, the Company’s supply chain has been impacted, as a number of technology components are sourced from suppliers in northern Japan.  However the Company has identified alternative sources and has implemented or is in the process of implementing them.  For the remainder of  2011, the Company does not expect to face any supplies availability issues related to the Japan crisis and, based on current product volume expectations, expects to experience a limited impact on hardware availability, which will be managed through accelerated air-freight shipments as needed. The Company will continue to incur additional expenses during the remainder of 2011, including product engineering expenses, costs related to the certification of new parts and suppliers and increased freight expense. The Company estimates that these additional costs, after the consideration of insurance recoveries, will not be material.  In recent years, sales in Japan have made up less than 1% of the Company’s total revenue.

Recent flooding in Thailand has severely impacted much of the country’s industrial and manufacturing plants.  Although the Company does not have a manufacturing or logistics presence in Thailand, the Company does have a number of suppliers that were impacted by this crisis. The Company is working closely with suppliers to understand the impacts to the supply of materials and components and is working on alternative solutions as needed. The crisis impacts only a portion of the Company’s laser and inkjet hardware product lines, and has no affect on supplies.  The Company expects the impact to hardware availability in the fourth quarter to be about $10 million of hardware revenue, or roughly 1% of total revenue.  The Company is currently evaluating whether there will be any impact to future quarters.

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

Refer to Note 4 of the Notes to the Consolidated Condensed Financial Statements for a description of the Company’s October 2009 Restructuring Plan and Other Restructuring Actions.  All of the Company’s restructuring plans are substantially completed and any remaining charges to be incurred are expected to be immaterial.

The October 2009 Restructuring Plan is expected to impact about 770 positions worldwide. Total pre-tax charges, including project costs, of approximately $113 million are expected for the October 2009 Restructuring Plan, with total cash cost expected to be approximately $98 million. Lexmark expects the October 2009 Restructuring Plan to generate ongoing savings beginning in 2012 of approximately $110 million, with ongoing cash savings of approximately $105 million.  These ongoing savings should be split approximately 60% to operating expense and 40% to cost of revenue.  Including $98.6 million of charges incurred in 2009 and 2010, the Company has incurred $107.4 million of total charges for the October 2009 Restructuring Plan.

Refer to Note 4 of the Notes to the Consolidated Condensed Financial Statements for a rollforward of the liability incurred for the October 2009 Restructuring Plan and Other Restructuring Actions.

Impact to 2011 Financial Results

For the three months ended September 30, 2011, the Company incurred charges (reversals), including project costs, of $2.8 million for its restructuring plans as follows:

	October 2009	October 2009		Other Actions	Other Actions
(Dollars in millions)	Restructuring -related Charges (Note 4)	Restructuring -related Project Costs	October 2009 Total	Restructuring -related Charges (Note 4)	Restructuring -related Project Costs	Other Actions Total	Total
Accelerated depreciation charges	$0.3	$-	$0.3	$0.1	$-	$0.1	$0.4
Employee termination benefit charges	0.3	-	0.3	0.1	-	0.1	0.4
Project costs	-	2.1	2.1	-	(0.1)	(0.1)	2.0
Total restructuring-related charges/project costs	$0.6	$2.1	$2.7	$0.2	$(0.1)	$0.1	$2.8

The Company incurred $0.4 million of accelerated depreciation charges in Selling, general and administrative, and $0.4 million of employee termination benefit charges in Restructuring and related charges (reversals) on the Consolidated Condensed Statements of Earnings.  Restructuring-related project costs of $0.5 million and $1.5 million are included in Cost of revenue and Selling, general and administrative, respectively, on the Company’s Consolidated Condensed Statements of Earnings.

For the three months ended September 30, 2011, the Company incurred restructuring and related charges and project costs related to the October 2009 plan of $0.4 million in ISS and $2.3 million in All other.  The Company incurred restructuring and related charges and project costs related to the Other Restructuring Actions of $0.1 million in ISS.

For the nine months ended September 30, 2011, the Company incurred charges (reversals), including project costs, of $10.0 million for its restructuring plans as follows:

	October 2009	October 2009		Other Actions	Other Actions
(Dollars in millions)	Restructuring -related Charges (Note 4)	Restructuring -related Project Costs	October 2009 Total	Restructuring -related Charges (Note 4)	Restructuring -related Project Costs	Other Actions Total	Total
Accelerated depreciation charges	$0.4	$-	$0.4	$0.2	$-	$0.2	$0.6
Impairments on long-lived assets held for sale	-	-	-	1.0	-	1.0	1.0
Employee termination benefit charges	(1.9)	-	(1.9)	0.1	-	0.1	(1.8)
Contract termination and lease charges	(0.5)	-	(0.5)	-	-	-	(0.5)
Project costs	-	10.8	10.8	-	(0.1)	(0.1)	10.7
Total restructuring-related charges/project costs	$(2.0)	$10.8	$8.8	$1.3	$(0.1)	$1.2	$10.0

The Company incurred $0.6 million of accelerated depreciation charges and $1.0 million of impairment charges related to long-lived assets held for sale in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.  Total employee termination benefit and contract termination and lease charges (reversals) of $(2.3) million are included in Restructuring and related charges (reversals) on the Consolidated Condensed Statements of Earnings.  Restructuring-related project costs of $0.8 million and $9.9 million are included in Cost of revenue and Selling, general and administrative, respectively, on the Company’s Consolidated Condensed Statements of Earnings.

For the nine months ended September 30, 2011, the Company incurred restructuring and related charges (reversals) and project costs related to the October 2009 plan of $2.3 million in ISS and $6.5 million in All other.  The Company incurred restructuring and related charges (reversals) and project costs related to the Other Restructuring Actions of $1.4 million in ISS and $(0.2) million in All other.

Impact to 2010 Financial Results

For the three months ended September 30, 2010, the Company incurred charges (reversals), including project costs, of $7.7 million for its restructuring plans as follows:

	October 2009	October 2009		Other Actions	Other Actions
(Dollars in millions)	Restructuring -related Charges (Note 4)	Restructuring -related Project Costs	October 2009 T otal	Restructuring -related Charges (Note 4)	Restructuring -related Project Costs	Other Actions Total	Total
Accelerated depreciation charges	$-	$-	$-	$0.1	$-	$0.1	$0.1
Employee termination benefit charges	(0.4)	-	(0.4)	(0.2)	-	(0.2)	(0.6)
Contract termination and lease charges	-	-	-	(0.9)	-	(0.9)	(0.9)
Project costs	-	8.8	8.8	-	0.3	0.3	9.1
Total restructuring-related charges/project costs	$(0.4)	$8.8	$8.4	$(1.0)	$0.3	$(0.7)	$7.7

The Company incurred $0.1 million of accelerated depreciation charges in Cost of revenue, and $(1.5) million of employee termination benefit and contract termination and lease charges (reversals) in Restructuring and related charges (reversals) on the Consolidated Condensed Statements of Earnings. Restructuring-related project costs of $4.0 million and $5.1 million are included in Cost of revenue and Selling, general and administrative, respectively, on the Company’s Consolidated Condensed Statements of Earnings.

For the three months ended September 30, 2010, the Company incurred restructuring and related charges and project costs related to the October 2009 Restructuring Plan of $6.5 million in ISS and $1.9 million in All other. The Company incurred restructuring and related charges (reversals) and project costs related to the Other Restructuring Actions of $(1.0) million in ISS and $0.3 million in All other.

For the nine months ended September 30, 2010, the Company incurred charges (reversals), including project costs, of $31.0 million for its restructuring plans as follows:

	October 2009	October 2009		Other Actions	Other Actions
(Dollars in millions)	Restructuring -related Charges (Note 4)	Restructuring -related Project Costs	October 2009 Total	Restructuring -related Charges (Note 4)	Restructuring -related Project Costs	Other Actions Total	Total
Accelerated depreciation charges	$1.7	$-	$1.7	$2.5	$-	$2.5	$4.2
Employee termination benefit charges	1.0	-	1.0	(1.5)	-	(1.5)	(0.5)
Contract termination and lease charges	4.4	-	4.4	(0.9)	-	(0.9)	3.5
Project costs	-	21.1	21.1	-	2.7	2.7	23.8
Total restructuring-related charges/project costs	$7.1	$21.1	$28.2	$0.1	$2.7	$2.8	$31.0

The Company incurred $4.2 million of accelerated depreciation charges in Cost of revenue, and $3.0 million of employee termination benefit and contract termination and lease charges (reversals) in Restructuring and related charges (reversals) on the Consolidated Condensed Statements of Earnings. Restructuring-related project costs of $11.7 million and $12.1 million are included in Cost of revenue and Selling, general and administrative, respectively, on the Company’s Consolidated Condensed Statements of Earnings.

 For the nine months ended September 30, 2010, the Company incurred restructuring and related charges and project costs related to the October 2009 Restructuring Plan of $23.6 million in ISS and $4.6 million in All other.  The Company incurred restructuring and related charges and project costs related to the Other Restructuring Actions of $1.4 million in ISS and $1.4 million in All other.

During the nine months ended September 30, 2010, the Company sold one of its inkjet supplies manufacturing facilities in Chihuahua, Mexico for $5.6 million and recognized a $0.5 million pre-tax gain on the sale that is included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.  This gain is included in the $31.0 million total restructuring-related charges presented above as project costs related to the Company’s Other Restructuring Actions.

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

As previously noted, the Company completed an acquisition subsequent to the period discussed herein. Forward-looking expected acquisition-related adjustments are subject to change once the initial accounting for this acquisition is complete.

Pre-tax acquisition-related adjustments affected the Company’s financial results as follows:

(Dollars in Millions)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Adjustment to revenue	$0.1	$5.4	$3.6	$7.4
Amortization of intangible assets	5.2	5.0	15.3	6.3
Acquisition and integration costs	0.5	0.9	0.2	6.0
Total acquisition-related adjustments	$5.8	$11.3	$19.1	$19.7

Adjustments to revenue result from business combination accounting rules when deferred revenue balances for service contracts assumed as part of acquisitions are adjusted down to fair value. Fair value approximates the cost of fulfilling the service obligation, plus a reasonable profit margin. Subsequent to acquisitions, the Company analyzes the amount of amortized revenue that would have been recognized had the acquired company remained independent and had the deferred revenue balances not been adjusted to fair value. The $0.1 million and $3.6 million downward adjustments to revenue for the three and nine months ended September 30, 2011, respectively, as well as the $5.4 million and $7.4 million downward adjustments to revenue for the three and nine months ended September 30, 2010, respectively, are reflected in Revenue presented on the Company’s Consolidated Condensed Statements of Earnings. The Company expects future pre-tax adjustments to deferred revenue to be immaterial.

Due to business combination accounting rules, intangible assets are recognized as a result of acquisitions which were not previously presented on the balance sheet of the acquired company. These intangible assets consist primarily of purchased technology, customer relationships, trade names, in-process R&D and non-compete agreements. Subsequent to the acquisition date, some of these intangible assets begin amortizing and represent an expense that would not have been recorded had the acquired company remained independent. For the three and nine months ended September 30, 2011, the Company incurred $3.9 million and $11.3 million, respectively, in Cost of revenue, $0.1 million and $0.3 million, respectively, in Research and development, and $1.2 million and $3.7 million, respectively, in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings for the amortization of intangible assets. For the three and nine months ended September 30, 2010, the Company incurred $3.7 million and $4.7 million, respectively, in Cost of revenue and $1.3 million and $1.6 million, respectively, in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings for the amortization of intangible assets. The Company expects pre-tax adjustments for the amortization of intangible assets of approximately $5 million for the remainder of 2011. For full year 2012, the Company expects charges for the amortization of intangible assets of approximately $20 million.

In connection with its acquisitions, the Company incurs acquisition and integration expenses that would not have been incurred otherwise. The acquisition costs include items such as investment banking fees, legal and accounting fees, and costs of retention bonus programs for the senior management of the acquired company. Integration costs may consist of information technology expenses, consulting costs and travel expenses. The costs are expensed as incurred. Elections made by the Company in the second quarter of 2011 concerning the retention bonus program for the senior management of an acquired company resulted in acquisition and integration expenses of $0.5 million and $0.2 million, respectively, for the three and nine months ended September 30, 2011. For the three and nine months ended September 30, 2010, the Company incurred $0.9 million and $6.0 million, respectively, for acquisition and integration costs. These expenses are reflected in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings. The Company expects pre-tax adjustments for acquisition and integration expenses of approximately $2 million for the remainder of 2011, the majority of which relate to a business combination that occurred subsequent to the period discussed herein. For full year 2012, the Company expects charges for acquisition and integration expenses of approximately $2 million.

Adjustments to revenue and amortization of intangible assets were recognized primarily in the Perceptive Software reportable segment. Acquisition and integration costs were recognized in All other.

FINANCIAL CONDITION

Lexmark’s financial position remained strong at September 30, 2011, with working capital of $1,152.8 million compared to $1,023.3 million at December 31, 2010. The $129.5 million increase in working capital accounts was primarily due to the $43.6 million decrease in Accounts Payable due to decreased spending and timing of the regular payment cycles in the third quarter of 2011 as well as the $63 million decrease in Accrued liabilities driven by annual bonus payments.

At September 30, 2011 and December 31, 2010, the Company had senior note debt of $649.3 million and $649.1 million, respectively. The Company had no amounts outstanding under its U.S. trade receivables financing program or its revolving credit facility at September 30, 2011 or December 31, 2010.

The following table summarizes the results of the Company’s Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30
(Dollars in millions)	2011	2010
Net cash flow provided by (used for):
Operating activities	$227.0	$367.1
Investing activities	(65.1)	(291.2)
Financing activities	(123.2)	(12.8)
Effect of exchange rate changes on cash	(2.3)	-
Net change in cash and cash equivalents	$36.4	$63.1

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

As of September 30, 2011, the Company held $1,221.5 million in cash and cash equivalents and current marketable securities. The Company’s ability to fund operations from this balance could be limited by the liquidity in the market as well as possible tax implications of moving proceeds across jurisdictions. Of this amount, approximately $921.9 million of cash and cash equivalents and current marketable securities were held by foreign subsidiaries. The Company utilizes a variety of financing strategies with the objective of having its worldwide cash available in the locations where it is needed. However, if amounts held by foreign subsidiaries were needed to fund operations in the United States the Company could be required to accrue and pay taxes to repatriate these funds. The Company’s intent is to permanently reinvest undistributed earnings of foreign subsidiaries and current plans do not demonstrate a need to repatriate them to fund operations in the United States. As of December 31, 2010, the Company held $1,217.2 million in cash and cash equivalents and current marketable securities. Of this amount, approximately $754.0 million of cash and cash equivalents and current marketable securities were held by foreign subsidiaries.

A discussion of the Company’s marketable securities investments is included in the Investing activities section to follow.

Refer to Additional sources of liquidity in the sections to follow for more information.

Operating activities

Although the Company generated significant cash flow from operations during the nine months ended September 30, 2011, the amount generated was down compared to the same period of 2010. The $140.1 million decrease in cash flow from operating activities for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 was driven by the factors discussed below.

The decrease in Accrued liabilities and unfavorable change in Other assets and liabilities, collectively, was $165.9 million more in the first nine months of 2011 compared to that of 2010. The largest factors behind the YTY movement included annual incentive compensation payments, cash paid for income taxes, pension funding and increase in capital lease receivable. Annual incentive compensation payments were approximately $65 million in the first nine months of 2011 compared to approximately $29 million paid in the first nine months of 2010, driven by the improvement in 2010 full year results compared to that of 2009. Cash paid for income taxes during the first nine months of 2011 was approximately $51 million more than cash paid for income taxes during the first nine months of 2010. The Company also made approximately $28 million of pension and other postretirement plan payments during the first nine months of 2011 compared to the net contribution of about $6 million for the first nine months of 2010. The Company currently expects to contribute approximately $31 million to its pension and other postretirement plans for full year 2011. The Company anticipates similar levels of funding for 2012 and 2013 based on factors that were present as of December 31, 2010. Actual future funding requirements beyond 2011 will be impacted by various factors, including actual pension asset returns and interest rates used for discounting future liabilities. The increase of capital lease receivable YTY generated an additional unfavorable impact to Other assets and liabilities of $21 million and is due to the growth in managed print services arrangements.

Accounts payable decreased $43.6 million during the first nine months of 2011 and increased $34.5 million during the first nine months of 2010. The decrease during the first nine months of 2011 was driven by a decrease in spending versus 2010, coupled with the timing of regularly scheduled payment cycles, impacting primarily the third quarter 2011. The increase during the first nine months of 2010 was driven by the increase in demand relative to 2009.

The activities above were partially offset by the changes in Inventories and Trade receivables.

Inventories decreased $22.5 million during the first nine months of 2011 while they increased $34.6 million during the first nine months of 2010. The increase in 2010 took place in the third quarter as inventories increased $53 million in order to alleviate hardware and supplies constraints incurred in the first nine months of 2010 and to meet higher levels of demand for both hardware and supplies in 2010 versus 2009.

Trade receivables decreased $11.2 million during the first nine months of 2011 and increased $14.7 million during the first nine months of 2010. The YTY fluctuation was primarily due to improved collections in 2011.  The days of sales outstanding remained at 41 days due to the timing of shipments and revenue in the third quarter of 2011.

Cash conversion days

	Sep-11	Dec-10	Sep-10	Dec-09
Days of sales outstanding	41	39	41	36
Days of inventory	47	46	54	47
Days of payables	68	68	75	67
Cash conversion days	20	18	20	16

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

Other Notable Operating Activities

As of September 30, 2011, the Company has accrued approximately $64.8 million for pending copyright fee issues, including litigation proceedings, local legislative initiatives and/or negotiations with the parties involved. These accruals are included in Accrued liabilities on the Consolidated Condensed Statements of Financial Position. Refer

to Note 15 of the Notes to the Consolidated Condensed Financial Statements for additional information. The payment(s) of these fees could have a material impact on the Company’s future operating cash flows.

Investing activities

The $226.1 million decrease in net cash flows used for investing activities for the first nine months of 2011 compared to the first nine months of 2010 was driven by $273.5 million of cash paid for business acquisitions in 2010, namely Perceptive Software, net of cash acquired.

Marketable securities

The Company decreased its marketable securities investments by $41.3 million in the first nine months of 2011 compared to a decrease in its marketable securities investments by $84.3 million in the first nine months of 2010. The YTY variation in marketable securities spending is driven by the timing of funding needs for operating purposes as well as for financing activities and strategic purposes.

The Company’s investments in marketable securities are classified and accounted for as available-for-sale and reported at fair value. At September 30, 2011 and December 31, 2010, the Company’s marketable securities portfolio consisted of asset-backed and mortgage-backed securities, corporate debt securities, preferred and municipal debt securities, U.S. government and agency debt securities, international government securities, commercial paper and certificates of deposit. The Company’s auction rate securities, valued at $11.5 million and $18.0 million at September 30, 2011 and December 31, 2010, respectively, are reported in the noncurrent assets section of the Company’s Consolidated Condensed Statements of Financial Position. During the second quarter of 2011, the Company received $6.6 million related to two of the Company’s auction rate securities that were fully redeemed at par by the issuers.

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

The Company assesses its marketable securities for other-than-temporary declines in value in accordance with the FASB’s guidance on the recognition and presentation of OTTI, which requires that credit losses on debt securities be recognized in earnings and the non-credit portion of OTTI for debt securities not expected to be sold be recognized in other comprehensive income. There were no major developments in the first nine months of 2011 or 2010 with respect to OTTI of the Company’s marketable securities. Specifically regarding the Company’s auction rate securities, the most illiquid securities in the portfolio, Lexmark has previously recognized OTTI on only one of these securities due to credit events involving the issuer and the insurer. Because of the Company’s liquidity position, it is not more likely than not that the Company will be required to sell the auction rate securities until liquidity in the market or optional issuer redemption occurs. The Company could also hold the securities to maturity if it chooses. Additionally, if Lexmark required capital, the Company has available liquidity through its trade receivables financing program and revolving credit facility. Given these circumstances, the Company would only have to recognize OTTI on its auction rate securities if the present value of the expected cash flows is less than the amortized cost of the individual security. There have been no realized losses from the sale or redemption of auction rate securities.

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

Level 3 measurements were 3.5% of the Company’s total available-for-sale marketable securities portfolio at September 30, 2011 and 3% at December 31, 2010. Refer to Note 2 of the Notes to the Consolidated Condensed Financial Statements for additional information regarding fair value measurements and Level 3 activity. Refer to Note 5 of the Notes to the Consolidated Condensed Financial Statements for additional information regarding marketable securities.

Business acquisitions

The $273.5 million YTY decrease in cash flows used to acquire businesses was driven by the acquisition of Perceptive Software in the second quarter of 2010 for $280 million cash consideration, or $266.8 million net of cash acquired. No business acquisitions occurred during the nine months ended, September 30, 2011. Subsequent to the date of the financial statements, the Company announced that it entered into an agreement to acquire Pallas Athena.

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

Capital expenditures

For the nine months ended September 30, 2011 and 2010, the Company spent $110.9 million and $108.2 million, respectively, on capital expenditures. The Company expects capital expenditures to be approximately $180 million for full year 2011, a higher need than full year 2010 capital expenditures of $161.2 million. Capital expenditures for 2011 have been, and will be, principally related to infrastructure support and new product development and are expected to be funded through cash from operations; however, if necessary, the Company may use existing cash and cash equivalents, proceeds from sales of marketable securities or additional sources of liquidity as discussed below.

Financing activities

Cash flows used for financing activities were $123.2 million for the first nine months of 2011 and cash flows used for financing activities were $12.8 million for the first nine months of 2010. Cash-flows used for financing activities for the nine months of 2011 were due to $125 million of treasury stock purchases, under an accelerated share repurchase agreement discussed later in this section. Cash flows used for financing activities for the first nine months of 2010 were primarily due to the decrease in bank overdrafts of $10.3 million included in Other as well as the $3.1 million repayment of long term debt assumed by the Company in the second quarter acquisition of Perceptive Software. Additional information regarding the Company’s intra-period financing activities and certain historical financing activities of the Company is included in the sections below.

Intra-period financing activities

The Company used its trade receivables facility, bank overdrafts, and other financing sources to supplement daily cash needs of the Company and its subsidiaries in the first nine months of 2011 and 2010. Such borrowings were repaid in very short periods of time and were not material to the Company’s overall liquidity position or its financial statements.

Share repurchases

In May 2008, the Company received authorization from the Board of Directors to repurchase an additional $750 million of its Class A Common Stock for a total repurchase authority of $4.65 billion. As of September 30, 2011, there was approximately $366 million of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors.

For the three and nine months ended September 30, 2011, the Company repurchased approximately 4.1 million shares at a cost of approximately $125 million. As of September 30, 2011, since the inception of the program in April 1996, the Company had repurchased approximately 95.7 million shares for an aggregate cost of approximately $4.28 billion. As of September 30, 2011, the Company had reissued approximately 0.5 million shares of previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million, 16.0 million, and 16.0 million shares of treasury stock in 2005, 2006, and 2008 respectively, the net treasury shares held at September 30, 2011 were 19.2 million.

On July 28, 2011, the Company entered into an ASR Agreement with a financial institution counterparty.  The impact of the ASR Agreement is included in the numerical disclosures provided in the preceding paragraphs.  Under the terms of the ASR Agreement, the Company paid $125.0 million targeting 3.7 million shares based on an initial price of $33.90.  On August 2, 2011, the Company took delivery of 85% of the shares, or 3.1 million shares at a cost of $106.3 million. The final number of shares delivered by the counterparty under the ASR Agreement was dependent on the average, volume weighted average price of the Company’s Class A Common Stock over the agreement’s trading period, a discount and the initial number of shares delivered.  Under the terms of the ASR Agreement, the Company would either receive additional shares from the counterparty or be required to deliver additional shares or cash to the counterparty.  The Company controlled its election to either deliver additional shares or cash to the counterparty.  On September 23, 2011, the Company took delivery of the remaining shares, or 1.0 million shares at a cost of $18.7 million.

Refer to Note 9 of the Notes to the Consolidated Condensed Financial Statements for a discussion of the accounting for the ASR Agreement.  Refer to Note 17 of the Notes to the Consolidated Condensed Financial Statements for information regarding share repurchase activity that occurred subsequent to the date of the financial statements.

Dividends

On October 27, 2011, subsequent to the date of the financial statements, the Company’s board of directors approved a regular quarterly cash dividend program and declared an initial cash dividend of $0.25 per share. The initial cash dividend of will be paid on November 30, 2011 to shareholders of record as of the close of business on November 15, 2011. The quarterly rate of $0.25 per share represents an annualized dividend of $1.00 per share. Future declarations of quarterly dividends are subject to approval by the board of directors and may be adjusted as business needs or market conditions change.

Senior note debt

In May 2008, the Company completed a public debt offering of $650 million aggregate principal amount of fixed rate senior unsecured notes. The notes are split into two tranches of five- and ten-year notes respectively. The five-year notes with an aggregate principal amount of $350 million and 5.9% coupon were priced at 99.83% to have an effective yield to maturity of 5.939% and will mature June 1, 2013 (the “2013 senior notes”). The ten-year notes with an aggregate principal amount of $300 million and 6.65% coupon were priced at 99.73% to have an effective yield to maturity of 6.687% and will mature June 1, 2018 (the “2018 senior notes”). At September 30, 2011 and December 31, 2010, the outstanding balance of senior note debt was $649.3 million and $649.1 million, respectively, net of discount.

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

In September 2011, the trade receivables facility was amended by extending the term of the facility to September 28, 2012. The maximum capital availability under the facility remains at $125 million under the amended agreement. There were no secured borrowings outstanding under the trade receivables facility at September 30, 2011 or December 31, 2010.

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

As of September 30, 2011 and December 31, 2010, there were no amounts outstanding under the revolving credit facility.

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

The Company is in compliance with all covenants and other requirements set forth in its debt agreements as of September 30, 2011 and December 31, 2010.  The Company believes that it is reasonably likely that it will continue to be in compliance with such covenants in the near future.

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

Interest Rates

At September 30, 2011, the fair value of the Company’s senior notes was estimated at $710.7 million based on the prices the bonds have recently traded in the market as well as the overall market conditions on the date of valuation. The fair value of the senior notes exceeded the carrying value as recorded in the Consolidated Condensed Statements of Financial Position at September 30, 2011 by approximately $61.4 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $9.2 million at September 30, 2011.

See the section titled “FINANCIAL CONDITION - Investing activities:” in Item 2 of this report for a discussion of the Company’s auction rate securities portfolio which is incorporated herein by reference.

Foreign Currency Exchange Rates

The Company has employed, from time to time, a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions denominated in a currency other than the functional currencies of the Company and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the Company was exposed on a transaction basis as of the end of the third quarter include the Euro, the Swiss franc, the South African rand, the Singapore dollar, the Mexican peso, the Chinese renminbi, the Japanese yen, and the Canadian dollar. The Company primarily hedges its transaction foreign exchange exposures with foreign currency forward contracts with maturity dates of three months or less. The potential gain in fair value at September 30, 2011 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $11.2 million. This gain would be mitigated by corresponding losses on the underlying exposures.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the third quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the repurchases of the Company’s Class A Common Stock in the quarter ended September 30, 2011:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
July 1 - 31, 2011	-	$-	-	$490.9
August 1- 31, 2011	3,134,219	33.90	3,134,219	384.6
September 1 - 30, 2011	943,300	19.88	943,300	365.9
Total	4,077,519	$30.66	4,077,519

(1)
Information regarding the Company’s share repurchases can be found in Note 9, Stockholders’ Equity, of the Notes to the Consolidated Condensed Financial Statements. The Company executed an ASR Agreement in the third quarter of 2011 that resulted in the repurchase of 4.1 million shares at an average price of $30.66 per share.

(2)
Average Price Paid per Share includes the purchase price of $33.90 used in the initial ASR transaction that occurred on August 2, 2011 when the Company took delivery of 85% of the shares.  On September 23, 2011, the counterparty delivered an additional 943,300 shares comprised of 553,098 shares, representing the remaining 15% of initial shares purchased at $33.90, and 390,202 additional shares provided to the Company at no additional cost.  The additional shares were provided in final settlement due to a decrease in the volume weighted average price over the settlement period.

Item 6.              EXHIBITS

A list of exhibits is set forth in the Exhibit Index found on page 55 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, both on behalf of the registrant and in his capacity as principal accounting officer of the registrant.

Lexmark International, Inc.
(Registrant)

November 8, 2011

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Statements of Earnings for the three and nine months ended September 30, 2011 and 2010, (ii) the Consolidated Condensed Statements of Financial Position at September 30, 2011 and December 31, 2010, (iii) the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and (iv) the Notes to the Consolidated Condensed Financial Statements.