Form 10-K
period 2011-12-31
LEXMARK INTERNATIONAL INC /KY/
filed 2012-02-28
CIK 1001288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2011

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 1-14050

LEXMARK INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1308215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Lexmark Centre Drive 740 West New Circle Road Lexington, Kentucky	40550
(Address of principal executive offices)	(Zip Code)

(859) 232-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $.01 par value	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)    Yes  ☐         No  ☑

The aggregate market value of the shares of voting common stock held by non-affiliates of the registrant was approximately $2.3 billion based on the closing price for the Class A Common Stock on the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 17, 2012, there were outstanding 70,842,058 shares (excluding shares held in treasury) of the registrant’s Class A Common Stock, par value $0.01, which is the only class of voting common stock of the registrant, and there were no shares outstanding of the registrant’s Class B Common Stock, par value $0.01.

Documents Incorporated by Reference

Certain information in the Company’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, is incorporated by reference in Part III of this Form 10-K.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-K

For the Year Ended December 31, 2011

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

Lexmark makes it easier for businesses of all sizes to move and manage information between the paper and digital worlds. Since its inception in 1991, Lexmark has become a leading developer, manufacturer and supplier of printing, imaging, document workflow, and content management solutions for the office. The Company operates in the office imaging and enterprise content and business process management (“ECM and BPM”) markets. Lexmark’s products include laser printers, inkjet printers, multifunction devices, dot matrix printers and the associated supplies/solutions/services, and ECM and BPM software solutions and services. Lexmark develops and owns most of the technology for its laser and inkjet products, software related to managed print services, and ECM and BPM solutions. The Company acquired Perceptive Software, Inc. (“Perceptive Software”), a leading provider of ECM software and document workflow solutions, in the second quarter of 2010 and acquired Pallas Athena, a leading provider of business process management, document output management (“DOM”) and process mining and discovery software in the fourth quarter of 2011. The acquisitions build upon and strengthen Lexmark’s industry workflow solutions and managed print services (“MPS”) capabilities and allow the Company to compete in the faster growing ECM, BPM and document-process automation software solutions markets.

In the fourth quarter of 2010, Lexmark combined its laser and inkjet printing divisions into a single organization in order to enable the Company to more easily execute its strategy of targeting and capturing higher usage business segments of the output marketplace and to further unify its sales, marketing, and research and development of new products and services. As a result of this action, the Company is primarily managed along two segments: Imaging Solutions and Services (“ISS”) and Perceptive Software. The information included in this report has been prepared under the current organizational structure for all periods presented. Refer to Part II, Item 8, Note 20 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s reportable segments.

Revenue derived from international sales, including exports from the United States of America (“U.S.”), accounts for approximately 58% of the Company’s consolidated revenue, with Europe, Middle East and Africa (“EMEA”) accounting for 37% of worldwide sales. Lexmark’s products are sold in more than 170 countries in North and South America, Europe, the Middle East, Africa, Asia, the Pacific Rim and the Caribbean. This geographic diversity offers the Company opportunities to participate in emerging markets, provides diversification to its revenue stream and operations to help offset geographic economic trends, and utilizes the technical and business expertise of a worldwide workforce. Currency exchange rates had a 2% favorable impact on international revenue compared to 2010. This favorable impact was somewhat offset by higher costs and expenses due to foreign exchange rate differences between 2011 and 2010. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations — Effect of Currency Exchange Rates and Exchange Rate Risk Management for more information. A summary of the Company’s revenue and long-lived assets by geographic area is found in Part II, Item 8, Note 20 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Market Overview1

Lexmark serves both the distributed printing and ECM and BPM software and solution markets. Lexmark management believes the total market opportunity of these markets combined in 2011 was approximately $90 billion. Lexmark management believes that the total distributed printing market opportunity was approximately $82 billion in 2011, including printing hardware, supplies and related services. This opportunity includes printers and multifunction devices as well as a declining base of copiers and fax machines that are increasingly being integrated into multifunction devices. Based on industry information, Lexmark management believes that the market declined slightly in 2011 after a bounce back in 2010 that followed the downturn in 2009. The distributed printing industry is expected to experience low single digit revenue growth overall over the next two years assuming economic growth remains low, especially in developed regions like Europe and North America, but growth is likely in multifunction products (“MFPs”), color lasers, business inkjets and stronger emerging market countries. In addition, managed print services and solutions are expected to continue to experience near double digit annual revenue growth rates over the next two years. Based on industry analyst estimates, Lexmark management believes that the ECM and BPM software markets, including document output management software, are projected to grow 10% to 12% annually over the next few years and in 2011 had a market size of approximately $8 billion, excluding related professional services. However, management believes the total addressable market is significantly larger due to relatively low penetration of document and human-centric ECM and BPM solutions worldwide.

In general, as the printing industry matures and printer and copier-based product markets converge, the Company’s management expects competitive pressures on product prices to continue. However, management believes that this convergence represents an opportunity for printer-based product and solution vendors like Lexmark to displace copier-based products in the marketplace. The Company’s management believes that the integration of print/copy/fax/scan capabilities enables Lexmark to leverage strengths in network printing and related document workflow solutions. Lexmark management also believes that it is well positioned to capture faster growing software and services opportunities that are associated with providing managed print services and ECM, BPM and document workflow software and services that are focused on streamlining and automating document-intensive business processes, as well as reducing unnecessary print. Lexmark sees a significant opportunity to take a leadership role in providing innovative print, content and process solutions and services to help customers improve their productivity and business performance.

The continued digitization of information as well as the electronic distribution of information, has led to the rapid expansion of unstructured digital information. Unstructured digital information is represented by office documents, emails, photographs, audio and video files, document and image scans and other information that is not stored in a traditional structured database. Lexmark management believes that the deployment of ECM and BPM systems and associated workflow solutions to effectively capture, manage and access this unstructured information is a significant long term opportunity. Lexmark management also believes the growth in unstructured digital information and the systems to manage it continues to positively impact the distributed output market opportunity relative to centralized printing, as more of the information that is being printed is on distributed output devices and less on commercial and centralized printing devices. Lexmark’s customers are increasingly interested in streamlining and automating document workflows and business processes in order to reduce costs and/or improve customer service. Improving business processes includes reducing physical handling, movement and storage of hardcopy documents, as well as reducing unnecessary and wasteful printing. Lexmark sees the greatest waste in high volume centralized print which includes the need to physically transport printed materials to the point-of-need and has been traditionally associated with considerable amounts

[1]	Certain information contained in the “Market Overview” section has been obtained from industry sources, public information and other internal and external sources. Data available from industry analysts varies widely among sources. The Company bases its analysis of market trends on the data available from several different industry analysts.

of unused and wasted printed material. Lexmark’s distributed print and enterprise content and business process management and workflow solutions and services are focused on reducing centralized print and reducing unnecessary distributed print as well.

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

Color and MFP devices continue to represent a more significant portion of the laser market. The Company’s management believes that these trends will continue. Industry pricing pressure is partially offset by the tendency of customers to purchase higher value color and MFP devices and optional paper handling and finishing features. Customers are also purchasing more print and document and process management software solutions and services to optimize their document-related processes and infrastructure in order to improve productivity and cost.

Inkjet based products within the distributed printing market historically have served customers in the consumer market, but there is an increasing trend toward inkjet products being designed for and used in the office environment. Customers are increasingly seeking productivity-related features that are found in inkjet multifunction products designed for office use such as wireless and ethernet connectivity, automatic document feeders and duplex capabilities, as well as access to web-based applications to automate print and document related work functions. This trend represents an opportunity for the Company to pursue revenue growth opportunities with its inkjet products and solutions targeted at business market segments.

The ECM and BPM software and services markets serve business customers. These markets include solutions for capturing all types of unstructured information such as hardcopy, photographs, emails, and faxes and the intelligent tagging of this information in order to streamline and automate process flows while managing change to both content and processes in support of governance and compliance policies. These markets also include solutions that help businesses understand existing processes, design and manage new processes, and enable the assembly of content into meaningful communications with their customers and partners. These solutions help companies leverage the value of their content, processes, and people by seamlessly integrating the user experience with existing enterprise systems, with the result being higher productivity, lower costs, and increased customer satisfaction.

Strategy

Lexmark’s strategy is based on a business model of investing in technology to develop and sell imaging and process solutions, including printers, multifunction devices and software including enterprise content and business process management software, with the objective of growing its installed base of hardware devices and software installations, which drives recurring supplies sales as well as software maintenance and services revenue. Supplies have been the primary profit engine of the business model. Supplies profit helps fund new technology investments in products, solutions, services and software. As Lexmark continues to increase its mix of managed print services and content and business process management solutions, management anticipates that the Company’s annuity mix will increasingly include services and software, in addition to supplies. The addition of Perceptive Software and its expansion through Pallas Athena add to Lexmark’s traditional strength in providing document process solutions for specific industries and business processes. The Company’s management believes that Lexmark has the following strengths related to this business model:

•

First, Lexmark is highly focused on delivering printing, imaging and document process solutions and services for specific industries and business processes in distributed environments. The Company’s management believes that this focus has enabled Lexmark to be responsive and flexible in meeting specific business customer needs.

•

Second, Lexmark internally develops all three of the key print technologies associated with distributed printing: inkjet, monochrome laser and color laser. The Company’s monochrome laser technology platform has historically allowed Lexmark to provide one of the best values in enterprise network printer-based products and also build unique capabilities into its products that enable it to offer customized printing and document workflow solutions. Lexmark is focused on advancing its inkjet technology, products and solutions to address higher usage customers. Lexmark also internally develops its print, content and process management software platforms and tools that enable it to provide leading edge managed print services and content and process management solutions.

•

Third, Lexmark, through Perceptive Software and Pallas Athena, provides ECM, BPM, and DOM software products and corresponding industry tailored solutions to help companies manage the lifecycle of their content and business processes all in the context of their existing enterprise applications. This combination of platform, product, and solutions integrates rapidly into a customer’s existing IT infrastructure and is easy to use, which drives user adoption and accelerates the customer’s process improvements.

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

Lexmark’s ISS segment continues to focus on capturing profitable supplies and service annuities generated from its monochrome and color laser printers, laser MFPs and inkjet all-in-one (“AIO”) devices. Associated strategic initiatives include:

•	Expanding and strengthening the Company’s product line of workgroup, color and MFP devices;

•	Advancing and strengthening the Company’s industry solutions including integrated ECM, BPM and DOM solutions to maintain and grow the Company’s penetration in selected industries;

•	Advancing and growing the Company’s MPS business; and

•	Expanding the Company’s rate of participation in market opportunities and channels.

ISS’ strategy requires that it provide an array of high-quality, technologically-advanced products and solutions at competitive prices. ISS continually enhances its products to ensure that they function efficiently in increasingly-complex enterprise network environments. It also provides flexible tools to enable network administrators to improve productivity. ISS’ target markets include large corporations, small and medium businesses (“SMBs”), and the public sector. ISS’ strategy requires that it continually identify and focus on industry-specific print and document process-related issues so that it can differentiate itself by offering unique industry solutions and related services. With the introduction of new laser products that began in the fall of 2008 and continued through 2011, ISS has announced products that represent the most extensive series of laser product introductions in the Company’s history. The new product introductions have significantly strengthened the breadth and depth of ISS’ workgroup laser line, color laser line and laser MFPs. ISS also continues to invest in product and solution development as well as solution sales related to business inkjet products. This investment has led to new inkjet products and solutions aimed at targeted growth segments as well as a pipeline of future products.

Because of ISS’ focus on printing and document process solutions, the Company has formed alliances and original equipment manufacturer (“OEM”) arrangements to pursue incremental business opportunities through its alliance partners.

The acquisitions of Perceptive Software and Pallas Athena enhance Lexmark’s capabilities as a content and process management solutions provider, expand the Company’s market opportunity, and provide a core strategic component for Lexmark’s future. Lexmark’s software strategy is to deliver affordable, industry and process specific workflow enhancing solutions through deep industry expertise and a broad ECM and BPM software platform, in a model that is easy to integrate, use, and support. Key software strategic initiatives include:

•	Advancing and growing the Company’s ECM and BPM business internationally;

•	Expanding and strengthening the Company’s ECM and BPM product line; and

•	Expanding the Company’s rate of participation in ECM, BPM, and case management market opportunities.

Segment Information — ISS

•	Products — ISS

ISS offers a broad portfolio of monochrome and color laser printers, laser MFPs, inkjet AIOs and accessories, as well as software applications, software solutions and managed print services to help businesses efficiently capture, manage and access information. ISS laser and inkjet products are core building blocks for enabling information on demand. They are designed to enable intelligent document capture in addition to delivering high-quality printed business documents. When combined with innovative document management and business process workflow software primarily from Lexmark and Perceptive Software, these products accelerate productivity by connecting people with the information they need.

o	Monochrome Laser

Within the single-function laser printer category, ISS continues to offer its successful E Series, which includes the Lexmark E260, E360 and E460 Series for small to midsize workgroups. For medium to large workgroups, ISS continues to offer both the Lexmark T650 Series and the Lexmark W850 Series. In 2011, ISS announced the Lexmark 6500e MFP Option, a high-volume scanner that adds multifunction and software solutions capabilities to T650, T652 and T654 devices. The W850 Series provides departmental workgroups with A3 (11 inch x 17 inch) paper support and robust finishing options.

The ISS monochrome MFP line ranges from versatile low-end and midrange workgroup models to high-end devices equipped with the ISS smart MFP architecture and e-Task touch screen. For individual users and small workgroups, ISS continues to offer the Lexmark X264dn and the Lexmark

X360 Series. For medium and large workgroups, ISS continues to offer the high-performance, solutions-enabled Lexmark X460 Series, Lexmark X650 Series, and A3-capable X860 Series.

o	Color Laser

In 2011, ISS further expanded its color lineup. ISS announced six new printers and MFPs that deliver professional quality output for demanding color printing environments. Each of these new models features an intuitive color touch screen to let customers quickly and easily access and manage paper and digital documents.

The new Lexmark X950 Color MFP Series includes three models that accelerate the productivity of workgroups and departments that need high performance and A3 paper support and handling. These MFPs deliver outstanding color output and support a wide range of finishing options, allowing businesses to save time and money by producing professional-quality marketing collateral in house. Lexmark Named Color Replacement technology is offered standard on these MFPs. This technology is designed for the many businesses that require precise color matching when producing branded materials. Each model within the X950 Series has an easy-to-navigate 10.2-inch color touch screen with interactive sensory features, including audible and tactile feedback to provide an enhanced user experience. All models also include the Lexmark Embedded Solutions Framework, which enables Java-based applications to run on the device. These embedded apps run independently of a server, making it easy to integrate customizable solutions for automating document processes and workflows as well as remotely monitoring and managing the device. The result is a more intuitive and productive device that can be tailored to meet the unique needs of the business or organization.

The Lexmark C950de Color Laser is a new single-function printer equipped with many of the same features as the X950 Series. It offers brilliant color printing, A3 functionality and easy-to-use workflow solutions accessed from the 4.3-inch color touch screen. This intuitive interface, which features leading-edge display design and interaction, closely resembles a smartphone and provides a rich, informative experience for users. Instead of simple beeps and tones, contextual sound delivers high-fidelity differentiated tones from the touch screen, making it easier to distinguish between alerts and touch commands.

ISS also announced two printers to the existing Lexmark X540 Color Laser MFP Series. The new Lexmark X548de and X548dte deliver the high performance, wide-ranging capabilities, time-saving solutions and advanced security features representative of more costly devices in the market, but with a smaller footprint and affordable price point. Both of these models feature a 7-inch color touch screen and the Lexmark Embedded Solutions Framework.

For small to midsize workgroups, ISS continues to offer the X540 Series of color laser MFPs and the C540 Series of color laser printers, as well as the Lexmark X730 MFP Series and Lexmark C730 Series. For medium to large workgroups with higher-volume requirements, ISS continues to offer the Lexmark X792 MFP family and Lexmark C792 family, as well as the A3-capable X925de MFP and C925 family.

o	Inkjet AIOs

ISS continues to build robustly designed and feature-rich inkjet AIOs to meet the demands of business users. These inkjet multifunction products include highly desirable office-efficiency features such as automatic two-sided printing and excellent document and photo print quality at competitively fast speeds. To further enhance the productivity of business users, ISS continues to expand its portfolio of Lexmark SmartSolutions, one-touch apps that are accessed through the printer touch screen. SmartSolutions allow individuals and small businesses to quickly complete common tasks, manage digital content and collaborate with business partners without having to turn on a computer.

In 2011, ISS added two new printers to its product line. The Pro715 and Pro915 are compact devices that can handle all of the daily printing, scanning, copying and faxing requirements of individuals or small businesses. Both have the new Lexmark Vizix 2.0 advanced printhead technology; built-in network support (either over wired Ethernet or wirelessly using the 802.11n wireless standard to ensure maximum data transfer speed and range), and mobile printing capability with the Lexmark Mobile Printing App for Apple iOS and Android smartphones and tablets. The Pro915 has the additional feature of integrated support for SmartSolutions.

Rounding out the ISS portfolio of AIO products for 2011 are the S305, S405, S505, S605, S815, Pro 205, and Pro 905.

Subsequent to the date of the financial statements and as part of the continuing strategy to move Lexmark inkjet technology upstream, ISS recently announced the Lexmark OfficeEdge Pro5500 and OfficeEdge Pro4000. These new business-class inkjet models deliver the reliability and performance of a laser with the color quality and affordability of an inkjet. The OfficeEdge Series was engineered for fast, professional heavy-duty printing and scanning for customers working in small workgroups within an enterprise environment or small to medium business. Productivity-enhancing features and capabilities include robust paper handling; high-yield Vizix Pro ink cartridges; Printer Command Language and PostScript support; mobile print support for Android and Apple iOS handheld devices; and access to the growing suite of Lexmark SmartSolutions.

o	Dot Matrix Products

ISS continues to market several dot matrix printer models for customers who print multipart forms.

o	Supplies

ISS designs, manufactures and distributes a variety of cartridges and other supplies for use in its installed base of laser, inkjet and dot matrix printers. Revenue and profit growth from the ISS supplies business is directly linked to the ability to increase the installed base of ISS laser and inkjet products or the usage rate of those products. Lexmark management believes that ISS is an industry leader with regard to the recovery, remanufacture, reuse and recycling of used laser supplies cartridges, helping to keep empty cartridges out of landfills. Attaining that leadership position was made possible by various empty cartridge collection programs administered by ISS around the world. ISS continues to expand cartridge collection to further expand its remanufacturing business and this environmental commitment.

o	Managed Print Services and Customer Support Services

ISS offers a wide range of services covering its line of printing products and technology solutions including maintenance, consulting, systems integration and managed MPS offerings to provide a comprehensive output solution. Lexmark Global Services provide customers with an assessment of their current environment and a recommendation and implementation plan for the future state and ongoing management and optimization of their output environment and document related workflow/business processes. Managed print services allow organizations to outsource fleet management, technical support, supplies replenishment, maintenance activities and other services to Lexmark.

Through its MPS offerings, ISS gives customers greater visibility and control of their printing environment. These services include asset lifecycle management; implementation and decommissioning services; proactive consumables management; remote device monitoring and management; and business process optimization consulting. These services are tailored to meet each customer’s unique needs to ensure their mission-critical business processes run smoothly.

ISS is committed to delivering fast problem resolution and customized services and support to help customers get the most out of their Lexmark purchase. Lexmark Customer Support Services are comprised of authorized maintenance and repair, technical support, warranty support and parts operations. From basic service coverage to comprehensive support, Lexmark offers a range of plans to meet the specific demands of the customer’s output environment and reduce costly downtime.

ISS printer products generally include a warranty period of at least one year, and customers typically have the option to purchase an extended warranty. Extended warranties may be purchased at any time during the printer’s base warranty year(s) and are available to give ISS laser, dot matrix, or inkjet devices a total warranty period of two, three, or four years.

•	Marketing and Distribution — ISS

ISS employs large-account sales and marketing teams whose mission is to generate demand for its business printing solutions and services, primarily among large corporations as well as the public sector. These sales and marketing teams primarily focus on industries such as financial services, retail, manufacturing, education, government and health care, and in conjunction with ISS’ development and manufacturing teams, are able to customize printing solutions to meet customer needs for printing electronic forms, media handling, duplex printing and other document workflow solutions. ISS also markets its laser and inkjet products increasingly through SMB sales and marketing teams who work closely with channel partners. ISS distributes and fulfills its products to business customers primarily through its well-established distributor and reseller network. ISS’ products are also sold through solution providers, which offer custom solutions to specific markets, and through direct response resellers.

ISS’ international sales and marketing activities for business customers are organized to meet the needs of the local jurisdictions and the size of their markets. Operations in EMEA, North America, Latin America and Asia Pacific focus on large-account and SMB demand generation with orders primarily filled through distributors and resellers. In North America, inkjet AIO products are primarily distributed through national office superstores, wholesale clubs, and e-tailers. EMEA, Latin American and Asia Pacific operations distribute inkjet AIO products through major distributors and information technology resellers and in selected markets through key retailers.

Supplies are generally available at the customer’s preferred point-of-purchase through multiple channels of distribution. Although channel mix varies somewhat depending upon the geography, most of ISS’ laser supplies products sold commercially in 2011 were sold through the ISS network of Lexmark-authorized supplies distributors and resellers, who sell directly to end-users, or to independent office supply dealers. Inkjet supplies are primarily sold through large office superstores, discount store chains, distributors, online, wholesale clubs, and consumer electronics stores.

ISS also sells its products through numerous alliances and OEM arrangements. During 2011, 2010, and 2009, one customer, Dell, accounted for $415 million or approximately 10%, $461 million or approximately 11%, and $496 million or approximately 13% of the ISS’ total revenue, respectively.

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

ISS’ primary competitors in the inkjet product market are HP, Canon and Epson, who together account for approximately 90% of worldwide inkjet product unit sales. Lexmark sees other competitors and the potential for new entrants into the market possibly having an impact on ISS’ growth and market share. The entrance of a competitor that is also focused on printing solutions could have a material adverse impact on the Company’s strategy and financial results.

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

Manufacturing operations for laser printer supplies are located in Boulder, Colorado; Juarez, Mexico; and Shenzhen, China. Laser printer cartridges are assembled by a combination of in-house and third-party contract manufacturing. The manufacturing control center for laser printer supplies is located in Geneva, Switzerland.

Manufacturing operations for inkjet printer supplies are located in Lapu-Lapu City, Philippines and Juarez, Mexico. The manufacturing control center for inkjet printer supplies is located in Geneva, Switzerland.

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

During 2011, ISS continued to execute supplier managed inventory (“SMI”) agreements with its primary suppliers to improve the efficiency of the supply chain. Lexmark’s management believes these SMI agreements improve ISS’ supply chain inventory pipeline and supply chain flexibility which enhances responsiveness to our customers. In addition, the Company’s management believes these agreements improve supplier visibility to product demand and therefore improve suppliers’ timeliness and management of their inventory pipelines. As of December 31, 2011, a significant majority of printers were purchased under SMI agreements. Any impact on future operations would depend upon factors such as ISS’ ability to negotiate new SMI agreements and future market pricing and product costs.

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

Segment Information — Perceptive Software

•	Products — Perceptive Software

Perceptive Software offers a complete suite of ECM and BPM software products and solutions.

o	Software

Perceptive Software ECM, BPM, and DOM software products, including ImageNow document management, document imaging and workflow and Pallas Athena BPM and DOM products and solutions, enable users to design, capture, process, manage, and collaborate on important documents, information, and business processes, protect data integrity throughout its lifecycle and access precise content in the context of the users’ everyday business processes. These components are developed and maintained by Perceptive Software.

In 2011, Perceptive Software released ImageNow 6.6 which significantly enhanced many existing products and introduced new features to the ECM suite. Perceptive added support for 64-bit operating systems for enhanced performance and memory capability. In addition to these new products, significant enhancements were made to both workflow and eForms modules.

Interact for Lexmark is now available for ImageNow version 6.5 and 6.6. Interact for Lexmark is a software application that enables a customer to use a wide range of Lexmark MFPs to convert paper documents to electronic images, index them, and store them in an ImageNow system — all with a few button clicks on the printer’s control panel. Once captured, the document is immediately available for subsequent retrieval and optional workflow processing using any of the desktop, browser, and mobile clients along with application programming interface level access.

Lexmark acquired Pallas Athena, a leading provider of BPM, DOM and process mining software, during the fourth quarter of 2011. Pallas Athena’s software products enable a broad range of capabilities, which includes dynamic case management and customer communications management. Key differentiators of its software products include an easy to use process designer, process mining with intuitive visualizations, integration with multiple data systems for DOM and strong support for exception handling.

The rapidly growing BPM software market is closely adjacent to Perceptive Software’s existing ECM software market. By bringing these closely aligned technologies together, Lexmark will further strengthen its industry-leading fleet management solutions and services with a broader range of workflow solutions that, in the Company’s view, are more functional and easier to implement and use than existing tools available in the market today.

o	Solutions

Designed from Perceptive Software’s ECM and BPM technology, including the ImageNow document management, document imaging and workflow suite, and Pallas Athena’s BPM/DOM suite, Perceptive Software offers industry specific solutions of varying levels of functionality and sophistication across target industries — healthcare, higher education, government, and financial services — as well as select back office functions — accounting, human resources, contracts, and records. These solutions are comprised of select products, best practice templates, and industry specific deployment methodologies that account for the unique differences deploying across industries. These solutions are documented and present various levels of automation based on the needs of the specific customer according to the cost, schedule, and scope of their respective projects.

In 2011, a number of these solutions were enhanced with some specific emphasis on the Healthcare clinical market segment specifically related to helping manage the Electronic Medical Records (EMR) and the corresponding patient chart review processes. Integrations with leading EMR providers were also enhanced in 2011.

Perceptive Software strengthened its leadership position in Higher Education as well by advancing solution offerings related to PeopleSoft and Datatel through deeper integration and a broadening of functionality. Also in Higher Education, via the acquisition of Pallas Athena, Perceptive Software now offers a comprehensive Core Facilities Management Solution (“CFMS”) which enables universities, primarily research institutions, to track and control assets related to grant-based research. As a result of CFMS, these schools are able to accurately report on profitability of the respective grants while also providing a seamless user experience for researchers reserving and using the assets associated with the grants.

In addition, ReflectOne, which provides the aforementioned process mining capabilities via Pallas Athena, empowers business process experts with transparent, real-time views of their processes on which to make precisely targeted improvements. This includes the ability to track a specific case through a process, calculate performance measures, visualize bottlenecks, and view the process both from an activity perspective as well as a social network to see how people interact during a process. The capabilities of ReflectOne are a significant competitive differentiator for Perceptive Software.

•	Marketing and Distribution — Perceptive Software

Perceptive Software uses a direct to market sales and broad lead generation approach, employing internal sales and marketing teams that are segmented by industry sector — specifically healthcare, education, public sector/government, and cross industry, which includes areas such as retail, financial services and insurance. With its North American sales force headquartered in Shawnee, Kansas, Perceptive Software also has international business offices in Switzerland, the United Kingdom, France, Germany, Australia, Brazil, and the Netherlands. Perceptive Software also offers a direct channel partner program that allows authorized third-party resellers to market and sell Perceptive Software products and solutions to a distributed market.

Perceptive Software offers to license its ECM, BPM, and DOM products and solutions in a variety of ways. The traditional method is to offer licenses perpetually, with customers paying up front for the software/solution and then paying for on-going maintenance and support services, generally on an annual basis. This traditional model can be hosted by the customer or Perceptive Software.

Perceptive Software also offers its software and solutions under a Software as a Service (“SaaS”) model where customers pay on a subscription basis. Such payments can be made quarterly or annually. Under the SaaS business model, Perceptive Software generally manages and operates the system and associated infrastructure in its secure data centers, allowing the customer to maintain focus on their business and customers. The SaaS option offers the benefit of lower initial cost to the customer and enables them to take advantage of newly available features quickly and easily. Finally, customers may also subscribe to Perceptive Software product and solution licenses on a recurring basis (quarterly or annually) with customers managing and operating the system and associated infrastructure on the customer’s premises.

•	Competition — Perceptive Software

Perceptive Software is a leading developer of ECM, BPM, and DOM products and solutions. Perceptive Software takes an end-to-end approach to content and business process management solutions. With its Content in Context™ methodology, Perceptive Software offers the flexibility and scalability to automate virtually any business process and manage the entire lifecycle of any content elevating the value of an organization’s transactional content that propels their business forward. Perceptive Software’s principal method of competition is to provide specific industry/sector and back office process solutions, combining its ECM, BPM, and DOM software platform and products that have the ability to be quickly and easily configured and integrated with a large number of business applications. The market for Perceptive Software’s products is highly competitive, and the Company’s management expects competition will continue to intensify as the ECM and BPM markets mature. Perceptive Software competes with a large number of ECM providers, including document management and web content management businesses, as well as companies that focus on document imaging and workflow. Competitors in the ECM market space include larger competitors such as EMC’s Documentum, OpenText, and IBM’s FileNet, as well as various smaller competitors, such as Hyland. Perceptive Software competes with a number of BPM competitors including Appian, Cordys, IBM, Kofax, OpenText and Pegasystems.

•	Backlog — Perceptive Software

At December 31, 2011, Perceptive Software had a backlog of software license, maintenance, and professional services agreements with customers in the normal course of its business, all of which is expected to be recognized as revenue in 2012. The dollar amount of Perceptive Software backlog is not material to the Company’s overall business.

Research and Development

Lexmark’s research and development efforts focus on technologies associated with laser printing, inkjet printing, connectivity, document management, ECM software, BPM software, DOM software, and other customer facing solutions. Lexmark also develops related applications and tools that enable the Company to efficiently provide a broad range of services. Lexmark is also actively engaged in the design and development of enhancements to its existing products that increase the performance, improve ease of use and lower production costs. In the case of certain products, the Company may elect to purchase products or key components from third-party suppliers rather than develop them internally.

Lexmark’s primary research and development activities are conducted in Lexington, Kentucky; Boulder, Colorado; Shawnee, Kansas; Cebu City, Philippines; Kolkata, India; Apeldoorn, Netherlands; and Neckarsulm, Germany. Research and development expenditures were $375 million in 2011, $369 million in 2010, and $375 million in 2009.

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

Employees

As of December 31, 2011, of the approximately 13,300 employees worldwide, 3,900 are located in the U.S. and the remaining 9,400 are located in Europe, Canada, Latin America, Asia Pacific, the Middle East and Africa. None of the U.S. employees are represented by a union. Employees in France and certain employees in the Netherlands are represented by a Statutory Works Council.

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

Executive Officers of the Registrant

The executive officers of Lexmark and their respective ages, positions and years of service with the Company are set forth below.

Name of Individual	Age	Position	Years With The Company
Paul A. Rooke	53	Chairman and Chief Executive Officer	21
John W. Gamble, Jr.	49	Executive Vice President and Chief Financial Officer	7
Martin S. Canning	48	Executive Vice President and President of ISS	13
Scott T.R. Coons	45	Vice President and President & Chief Executive Officer of Perceptive Software	2
Ronaldo M. Foresti	59	Vice President of Asia Pacific and Latin America	8
Jeri L. Isbell	54	Vice President of Human Resources	21
Robert J. Patton	50	Vice President, General Counsel and Secretary	11
Gary D. Stromquist	56	Vice President, ISS and Corporate Finance	21

Mr. Rooke has been a Director of the Company since October 2010. Since April 2011, Mr. Rooke has been Chairman and Chief Executive Officer of the Company. From October 2010 to April 2011, Mr. Rooke served as President and Chief Executive Officer of the Company. From July 2007 to October 2010, Mr. Rooke served as Executive Vice President and President of the Company’s former Imaging Solutions Division (“ISD”). From November 2002 to July 2007, Mr. Rooke served as Executive Vice President and President of the Company’s former Printing Solutions and Services Division (“PSSD”). Prior to such time, Mr. Rooke served as Vice President and President of PSSD and Vice President and President of the Company’s former Business Printer Division.

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

Lexmark holds a portfolio of approximately 1,905 U.S. patents and approximately 635 pending U.S. patent applications. The Company also holds approximately 1,310 foreign patents and pending patent applications. These patents generally have a term of twenty years from the time they are filed. As the Company’s patent portfolio has been developed over time, the remaining terms on the individual patents vary. The inventions claimed in these patents and patent applications cover aspects of the Company’s current and potential future products, manufacturing processes, business methods and related technologies. The Company is developing a portfolio of patents that protects its product lines and offers the possibility of entering into licensing agreements with others. While we believe that our portfolio of patents and applications has value, no single patent is in itself essential to our business as a whole or any individual segment.

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

Environmental and Regulatory Matters

Lexmark’s operations, both domestically and internationally, are subject to numerous laws and regulations, particularly relating to environmental matters that impose limitations on the discharge of pollutants into the air, water and soil and establish standards for the treatment, storage and disposal of solid and hazardous wastes. Lexmark could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, and third-party damage or personal injury claims, if we were to violate or become liable under environmental laws. The liability for environmental remediation and other environmental costs is accrued when Lexmark considers it probable and can reasonably estimate the costs. Environmental costs and accruals are presently not material to our results of operations, financial position, cash flows, or statement of changes in stockholders’ equity and comprehensive earnings. There is no assurance that existing or future environmental laws applicable to our operations or products will not have a material adverse effect on Lexmark’s results of operations, cash flows, or statement of changes in stockholders’ equity and comprehensive earnings.

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

•

The Company’s revenue is largely dependent on global economic conditions and the demand for its imaging products and associated supplies, solutions and services and ECM and BPM software solutions and services in the markets in which the Company competes. Continued economic weakness and global economic uncertainty could adversely affect the Company’s results in future periods. During times of economic uncertainty, demand for the Company’s products may decrease. Restrictions on credit globally and foreign currency exchange rate fluctuations in certain countries may impact economic activity and the Company’s results. Credit risk associated with the Company’s customers, channel partners and the Company’s investment portfolio may also be adversely impacted. The interest rate environment and general economic conditions could also impact the investment income the Company is able to earn on its investment portfolio.

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

•

In January 2012, the Company introduced its new OfficeEdge series of color MFPs focused on higher usage business markets. The introduction of the OfficeEdge series is a continuation of the Company’s strategy to transition its inkjet business to the higher-usage segments of the inkjet market. The Company’s future operating results may be adversely affected if it is unable to successfully market and sell its high-end inkjet printers designed for high usage business customers, as well as develop and manufacture additional products, designed for the geographic and customer and product segments of the inkjet market that support higher usage of supplies.

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

•

Our revenue, gross margin and profit vary among our hardware, software, supplies and services, product groups and geographic markets and therefore will likely be different in future periods than our current results. Overall gross margins and profitability in any given period is dependent upon the hardware/software/supplies mix, the mix of hardware products sold, and the geographic mix reflected in that period’s revenue. Overall market trends, seasonal market trends, competitive pressures, pricing, commoditization of products, increased component or shipping costs and other factors may result in reductions in revenue or pressure on gross margins in a given period.

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

•

The Company depends on its information technology systems for the development, manufacture, distribution, marketing, sales and support of its products and services. Any failure in such systems, or the systems of a partner or supplier, may adversely affect the Company’s operating results. The Company also may not be successful in implementing new systems or transitioning data. Because vast quantities of the Company’s products flow through only a few distribution centers to provide product to various geographic regions, the failure of information technology systems or any other disruption affecting those product distribution centers could have a material adverse impact on the Company’s ability to deliver product and on the Company’s financial results.

The Company’s reliance on international production facilities, international manufacturing partners and certain key suppliers could negatively impact the Company’s operating results.

•

The Company relies in large part on its international production facilities located in Mexico and the Philippines and international manufacturing partners, many of which are located in China, Japan, Thailand and the Philippines, for the manufacture of its products and key components of its products. Future operating results may also be adversely affected by several other factors, including, without limitation, if the Company’s international operations or manufacturing partners are unable to perform or supply products reliably, if there are disruptions in international trade, trade restrictions, import duties, “Buy American” constraints, disruptions at important geographic points of exit and entry, if there are difficulties in transitioning such manufacturing activities among the Company, its international operations and/or its manufacturing partners, or if there arise production and supply constraints which result in additional costs to the Company. The financial failure or loss of a sole supplier or significant supplier of products or key components, or their inability to produce the required quantities, could result in a material adverse impact on the Company’s operating results.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

•

Our worldwide operations and those of our manufacturing partners, suppliers, and freight transporters, among others, are subject to natural and manmade disasters and other business interruptions such as earthquakes, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, environmental hazards, power shortages, water shortages and telecommunications failures. As evidenced by the flooding in Thailand, which has resulted in increased manufacturing costs, the occurrence of any of these business disruptions could seriously harm our revenue and financial condition and increase our costs and expenses. As the Company continues its consolidation of certain functions into shared service centers and movement of certain functions to lower cost countries, the probability and impact of business disruptions may be increased over time.

The entrance of additional competitors that are focused on printing solutions and software solutions, including ECM and BPM solutions, could negatively impact the Company’s strategy and operating results.

•

The entrance of additional competitors that are focused on printing solutions could further intensify competition in the inkjet and laser printer markets and could have a material adverse impact on the Company’s strategy and financial results.

•

The Company acquired Perceptive Software in 2010 and Pallas Athena in 2011 to strengthen its industry workflow solutions and to compete in the ECM and BPM and document-process automation software solutions market and the entrance of additional competitors that are focused on ECM and BPM solutions could materially impact the Company’s strategy to expand in this market and adversely affect the Company’s financial results.

The Company may fail to realize all of the anticipated benefits of any investments, acquisitions or other significant transactions, which could harm our financial results.

•

As part of our business strategy, the Company routinely discusses, evaluates opportunities, and may enter into agreements regarding possible investments, acquisitions, and other transactions. Such transactions, including our acquisitions of Perceptive Software and Pallas Athena, routinely involve significant risks and challenges and the Company may not be able to realize all of the anticipated benefits of such transactions. The Company may not be able to identify suitable opportunities on terms acceptable to the Company. The transaction may fail to advance the Company’s business strategy. The Company may not realize a satisfactory return on our investment. The Company may not be able to obtain regulatory or other approvals required for the transaction. The future business operations of an acquired entity may not be successful. The Company may not be able to retain customers and key employees of an acquired entity. The Company may not be able to realize expense synergies and revenue expansion goals. Disruptions from the transaction could harm relationships with the Company’s or the acquired entity’s existing customers, business partners, employees and suppliers. The Company may face a difficult time integrating new employees, business systems and technology. Intangible assets and goodwill recognized by the Company in the acquisition could become impaired if subsequent measurements of fair value and implied value, respectively, do not support the carrying values of such assets.

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

Lexmark’s corporate headquarters and principal development facilities are located on a 374 acre campus in Lexington, Kentucky. At December 31, 2011, the Company owned or leased 6.1 million square feet of administrative, sales, service, research and development, warehouse and manufacturing facilities worldwide. Approximately 3.1 million square feet is located in the U.S. and the remainder is located in various international locations. The Company’s principal international manufacturing facilities are located in Mexico and the Philippines. The principal domestic manufacturing facility is located in Colorado. The Company occupies facilities for development in the U.S., India, the Netherlands, Germany and the Philippines. The Company owns approximately 75 percent of the worldwide square footage and leases the remaining 25 percent. The leased property has various lease expiration dates. The Company believes that it can readily obtain appropriate additional space as may be required at competitive rates by extending expiring leases or finding alternative space. Included in the statements above is 0.1 million square feet leased by Perceptive Software. Perceptive Software’s headquarters is located in Shawnee, Kansas.

None of the property owned by Lexmark is held subject to any major encumbrances and the Company believes that its facilities are in good operating condition.

Item 3.	LEGAL PROCEEDINGS

The information required by this item is set forth in Note 19 of the “Notes to Consolidated Financial Statements” contained in Item 8 of Part II of this report, and is incorporated herein by reference.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Part II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Lexmark’s Class A Common Stock is traded on the New York Stock Exchange under the symbol “LXK.” As of February 17, 2012, there were 2,596 holders of record of the Class A Common Stock and there were no holders of record of the Class B Common Stock. Information regarding the market prices of the Company’s Class A Common Stock appears in Part II, Item 8, Note 22 of the Notes to Consolidated Financial Statements.

Dividend Policy

On October 27, 2011, the Company’s Board of Directors declared its first dividend of $0.25 per share on outstanding Class A Common Stock which was paid on November 30, 2011, to shareholders of record as of the close of business on November 15, 2011. The quarterly rate represents an annualized dividend of $1.00 per share.

On February 23, 2012, subsequent to the date of the financial statements, the Company’s Board of Directors declared a quarterly dividend of $0.25 per share on outstanding Class A Common Stock. The cash dividend will be paid on March 16, 2012, to shareholders of record as of the close of business on March 5, 2012.

Going forward, the Company plans to return more than 50 percent of free cash flow (after operating and capital investment needs) to its shareholders through dividends and share repurchases. The Company anticipates paying dividends quarterly, though future declarations of dividends are subject to Board of Directors’ approval and may be adjusted as business needs or market conditions change.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (In Millions) (1)(2)

October 1-31, 2011	—	$—	—	$365.9
November 1-30, 2011	3,380,528	31.43	3,380,528	259.6
December 1-31, 2011	460,544	40.71	460,544	240.9

Total	3,841,072	$32.54	3,841,072

(1)	In May 2008, the Company received authorization from the Board of Directors to repurchase an additional $0.75 billion of its Class A Common Stock for a total repurchase authority of $4.65 billion. As of December 31, 2011, there was approximately $0.2 billion of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. For the three months ended December 31, 2011, the Company repurchased approximately 3.8 million shares at a cost of $125 million through an accelerated share repurchase agreement (“ASR”) described in the note immediately below. As of December 31, 2011 since the inception of the program in April 1996, the Company had repurchased approximately 99.6 million shares for an aggregate cost of approximately $4.4 billion.

(2)	On October 27, 2011, the Company entered into an accelerated share repurchase agreement with a financial institution counterparty. Under the terms of the ASR, the Company paid $125 million targeting 4.0 million shares based on an initial price of $31.43 per share. On November 1, 2011, the Company took delivery of 85% of the shares, or 3.4 million shares. On December 21, 2011, the counterparty delivered 0.4 million additional shares in final settlement of the agreement, bringing the total shares repurchased under the ASR to 3.8 million shares at an average price per share of $32.54.

Performance Graph

The following graph compares cumulative total stockholder return on the Company’s Class A Common Stock with a broad performance indicator, the S&P Composite 500 Stock Index, and an industry index, the S&P 500 Information Technology Index, for the period from December 29, 2006, to December 30, 2011. The graph assumes that the value of the investment in the Class A Common Stock and each index were $100 at December 29, 2006, and that all dividends were reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURNS

	12/29/06	12/31/07	12/31/08	12/31/09	12/31/10	12/30/11
Lexmark International, Inc.	$100	$48	$37	$35	$48	$46
S&P 500 Index	100	105	66	84	97	99
S&P 500 Information Technology Index	100	116	66	107	118	121

Source: Standard & Poor’s Capital IQ

Equity Compensation Plan Information

The following table provides information about the Company’s equity compensation plans as of December 31, 2011:

(Number of Securities in Millions)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by stockholders	8.9	(2)	$60.35	6.9	(3)
Equity compensation plans not approved by stockholders(4)	0.2		44.47	0.0

Total	9.1		$60.04	6.9

(1)	The numbers in this column represent the weighted average exercise price of stock options only.

(2)	As of December 31, 2011, of the approximately 8.9 million awards outstanding under the equity compensation plans approved by stockholders, there were approximately 6.6 million stock options (of which 6,366,000 are employee stock options and 283,000 are nonemployee director stock options), approximately 2.2 million restricted stock units (“RSUs”) and supplemental deferred stock units (“DSUs”), including associated dividend equivalent units (“DEUs”) (of which 2,075,000 are employee RSUs and supplemental DSUs and 130,000 are nonemployee director RSUs), and 91,000 elective DSUs, including associated DEUs (of which 26,000 are employee elective DSUs and 65,000 are nonemployee director elective DSUs) that pertain to voluntary elections by certain members of management to defer all or a portion of their annual incentive compensation and by certain nonemployee directors to defer all or a portion of their annual retainer, chair retainer and/or meeting fees, that would have otherwise been paid in cash. Performance-based RSUs granted in 2011 were included at the target level of achievement. Refer to Part II, Item 8, Note 6 of the Notes to Consolidated Financial Statements for more information.

(3)	Of the 6.9 million shares available, 6.6 million relate to employee plans (of which 3.4 million may be granted as full-value awards) and 0.3 million relate to the nonemployee director plan.

(4)	As of December 31, 2011, 161,000 shares remained outstanding (of which approximately 133,000 are in the form of stock options and 29,000 are in the form of RSUs, including associated DEUs) pursuant to awards made under the Lexmark International, Inc. Broad-Based Employee Stock Incentive Plan (the “Broad-Based Plan”), an equity compensation plan which had not been approved by the Company’s stockholders. On February 24, 2011, the Company’s Board of Directors terminated the Broad-Based Plan and cancelled the remaining available shares that had been authorized for issuance under the Plan.

Item 6.	SELECTED FINANCIAL DATA

The table below summarizes recent financial information for the Company. For further information refer to the Company’s Consolidated Financial Statements and Notes thereto presented under Part II, Item 8 of this Form 10-K.

(Dollars in Millions, Except per Share Data)

	2011	2010	2009	2008	2007
Statement of Earnings Data:

Revenue (1)	$4,173.0	$4,199.7	$3,879.9	$4,528.4	$4,973.9
Cost of revenue (1)(2)	2,592.4	2,680.2	2,570.1	2,993.8	3,410.3

Gross profit	1,580.6	1,519.5	1,309.8	1,534.6	1,563.6

Research and development	374.5	369.0	375.3	423.3	403.8
Selling, general and administrative (1)(2)	761.2	701.2	647.8	807.3	812.8
Restructuring and related charges (2)	2.0	2.4	70.6	26.8	25.7

Operating expense	1,137.7	1,072.6	1,093.7	1,257.4	1,242.3

Operating income (1)(2)(3)	442.9	446.9	216.1	277.2	321.3
Interest (income) expense, net	29.9	26.3	21.4	(6.1)	(21.2)
Other (income) expense, net (4)	(0.6)	(1.2)	4.6	7.4	(7.0)
Net impairment losses on securities	—	0.3	3.1	—	—

Earnings before income taxes (1)(2)(3)(4)	413.6	421.5	187.0	275.9	349.5
Provision for income taxes (5)	92.7	81.5	41.1	35.7	48.7

Net earnings (1)(2)(3)(4)(5)	$320.9	$340.0	$145.9	$240.2	$300.8
Diluted net earnings per common share (1)(2)(3)(4)(5)	$4.12	$4.28	$1.86	$2.69	$3.14
Shares used in per share calculation	77.9	79.5	78.6	89.2	95.8
Dividends declared per share	$0.25	—	—	—	—

Statement of Financial Position Data:

Cash, cash equivalents and current marketable securities	$1,149.4	$1,217.2	$1,132.5	$973.3	$796.1
Working capital	1,085.5	1,023.3	948.9	805.2	569.5
Total assets	3,637.0	3,705.2	3,354.2	3,265.4	3,121.1
Total debt	649.3	649.1	648.9	654.2	149.9
Stockholders’ equity	1,391.7	1,394.3	1,013.6	812.1	1,278.3
Other Key Data:

Net cash from operations (6)	$391.0	$520.4	$402.2	$482.1	$564.2
Capital expenditures	$156.5	$161.2	$242.0	$217.7	$182.7
Debt to total capital ratio (7)	32%	32%	39%	45%	10%

(1)	Perceptive Software Revenue and Operating income (loss) included in the table above for 2011 were $94.8 million and $(29.6) million, respectively. The Company incurred pre-tax charges of $24.5 million in 2011 related to acquisitions, primarily Perceptive Software and Pallas Athena, including $21.2 million related to amortization of intangible assets and $3.3 million of other acquisition-related costs and integration expenses. Amortization of intangible assets is included in Cost of revenue, Selling, general and administrative and Research and development in the amount of $15.5 million, $5.3 million and $0.4 million, respectively. Other acquisition-related costs and integration expenses are included in Selling, general and administrative.

The Company acquired Perceptive Software on June 7, 2010. Perceptive Software Revenue and Operating income (loss) included in the table above for 2010 (subsequent to the acquisition) were $37.3 million and $(16.1) million, respectively. The Company incurred pre-tax charges of $19.1 million in 2010 related to acquisitions, primarily Perceptive Software, including $12.0 million related to amortization of intangible assets and $7.1 million of other acquisition-related costs and integration expenses. Amortization of intangible assets is included in Cost of revenue and Selling, general and administrative in the amount of $9.1 million and $2.9 million, respectively. Other acquisition-related costs and integration expenses are included in Selling, general and administrative.

(2)	Amounts in 2011 include restructuring-related charges and project costs of $29.9 million. Restructuring-related charges of $4.5 million and $2.4 million related to accelerated depreciation on certain fixed assets are included in Cost of revenue and Selling, general and administrative, respectively. Restructuring-related charges of $4.6 million relating to the impairment of long lived assets held for sale are included in Selling, general and administrative. Restructuring-related charges of $2.0 million relating to employee termination benefits and contract termination charges are included in Restructuring and related charges. Project costs of $0.7 million are included in Cost of revenue, and $15.7 million are included in Selling, general and administrative.

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

(3)	Amounts in 2011, 2010, 2009, 2008, and 2007 include $22.4 million, $19.4 million, $20.7 million, $32.8 million, and $41.3 million, respectively, of pre-tax stock-based compensation expense.

(4)	Amounts in 2007 include an $8.1 million pre-tax foreign exchange gain realized upon the substantial liquidation of the Company’s Scotland entity.

(5)	Amounts in 2010 include a $14.7 million benefit from discrete tax items mainly related to audits concluding, statutes expiring, and true-ups of prior year tax returns.

Amounts in 2008 include an $11.6 million benefit from discrete tax items mainly related to audits concluding and statutes expiring.

Amounts in 2007 include a $29.6 million benefit from discrete tax items mainly related to audits concluding, statutes expiring, and true-ups of prior year tax returns.

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

OVERVIEW

Products and Segments

Lexmark makes it easier for businesses of all sizes to move and manage information between the paper and digital worlds. Since its inception in 1991, Lexmark has become a leading developer, manufacturer and supplier of printing, imaging, document workflow, and content management solutions for the office. The Company operates in the office imaging and enterprise content and business process management markets. Lexmark’s products include laser printers, inkjet printers, multifunction devices, dot matrix printers and the associated supplies/solutions/services, and ECM and BPM software solutions and services.

The Company is primarily managed along two segments: ISS and Perceptive Software.

•

ISS offers a broad portfolio of monochrome and color laser printers, laser MFPs, inkjet AIOs and accessories, as well as software applications, software solutions and managed print services to help businesses efficiently capture, manage and access information. Laser based products within the distributed printing market primarily serve business customers. Inkjet based products within the distributed printing market historically have served customers in the consumer market, but there is an increasing trend toward inkjet products being designed for the office environment. ISS employs large-account sales and marketing teams whose mission is to generate demand for its business printing solutions and services, primarily among large corporations as well as the public sector. These sales and marketing teams primarily focus on industries such as financial services, retail, manufacturing, education, government and health care. ISS also markets its laser and inkjet products increasingly through SMB sales and marketing teams who work closely with channel partners. ISS distributes and fulfills its products to business customers primarily through its well-established distributor and reseller network. ISS’ products are also sold through solution providers, which offer custom solutions to specific markets, and through direct response resellers. ISS also sells its products through numerous alliances and OEM arrangements.

•

Perceptive Software offers a complete suite of ECM and BPM software products and solutions. The enterprise content and business process management software and services markets primarily serve business customers. Perceptive Software uses a direct to market sales and broad lead generation approach, employing internal sales and marketing teams that are segmented by industry sector — specifically healthcare, education, public sector/government, and cross industry, which includes areas such as retail, financial services and insurance. Perceptive Software also offers a direct channel partner program that allows authorized third-party resellers to market and sell Perceptive Software products and solutions to a distributed market. Perceptive Software has two general forms of software agreements with its customers, perpetual licenses and subscription services.

Refer to Part II, Item 8, Note 20 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s reportable segments, which is incorporated herein by reference.

Operating Results Summary

2011

Lexmark’s 2011 results reflected revenue that decreased less than 1% compared to 2010. Supplies revenue was flat year-to year (“YTY”), hardware revenue decreased 7% YTY, while software and other revenue increased 22% due to Perceptive Software. Operating income decreased less than 1% YTY. Lexmark continues to focus on growing its “core” revenue. In 2011 versus 2010, total core revenue grew 7%, reflecting 11% growth in core supplies revenue and 154% percent growth in Perceptive Software revenue, partially offset by a 4% decline in core hardware. The 2011 results for Perceptive Software reflect full year financial results while 2010 results reflect activity occurring after Perceptive Software was acquired on June 7, 2010. Total “legacy” revenue declined 35% versus 2010. The Company uses the term “legacy” to include hardware and supplies for consumer inkjet platforms. “Core” excludes legacy and includes laser, business inkjet, and dot matrix hardware and supplies and the associated features and services sold on a unit basis or through a managed services agreement. Core also includes parts and service related to hardware maintenance and includes software licenses and the associated software maintenance services sold on a unit basis or as a subscription service. The Company’s focus continues to be on growing its core business while legacy continues to become a less significant portion of the Company’s revenue mix.

To deliver growth in the “core” business, the Company continues a strategic focus on growing its Managed Print Services offerings and the placement of high-end hardware. The Company also continues the strategic focus on expansion in solutions and software capabilities, to both strengthen its Managed Print Services offerings and grow its non-printing related software solutions business focused in the ECM and BPM markets. These strategic focus areas are intended to increase our penetration in the business segment. The business segment tends to have higher page generating and more software intensive application requirements, which drive increasing levels of core supplies and software maintenance and support revenue. The “legacy” business is expected to continue to decline over the next several years, and become an increasingly small percentage of total Lexmark revenue.

In order to support these strategic focus areas, and to allow Lexmark to participate in the growing market to manage unstructured data and processes, and to build upon and strengthen the current industry-focused document workflow solutions and managed print services, the Company acquired Perceptive Software in June of 2010 and Pallas Athena in October of 2011.

Refer to the section entitled “RESULTS OF OPERATIONS” that follows for a further discussion of the Company’s results of operations.

Trends and Opportunities

Lexmark serves both the distributed printing and enterprise content and business process management software and solution markets. Lexmark management believes the total market opportunity of these markets combined in 2011 was approximately $90 billion. Lexmark management believes that the total distributed printing market opportunity was approximately $82 billion in 2011, including printing hardware, supplies and related services. This opportunity includes printers and multifunction devices as well as a declining base of copiers and fax machines that are increasingly being integrated into multifunction devices. Based on industry information, Lexmark management believes that the market declined slightly in 2011 after a bounce back in 2010 that followed the downturn in 2009. The distributed printing industry is expected to experience low single digit revenue growth overall over the next two years assuming economic growth remains low, especially in developed regions like Europe and North America, but growth is likely in MFPs, color lasers, business inkjets and stronger emerging market countries. In addition, managed print services and solutions are expected to continue to experience near double digit annual revenue growth rates over the next two years. Based on industry analyst estimates, Lexmark management believes that the ECM and BPM software markets, including document output management software, are projected to grow 10% to 12% annually over the next few years and in 2011 had a market size of approximately $8 billion, excluding related professional services. However, management believes the total addressable market is significantly larger due to relatively low penetration of document and human-centric ECM and BPM solutions worldwide.

Market trends driving long-term growth include:

•	Continued adoption of color and graphics output in business;

•

Advancements in electronic movement of information, driving a continued shift in pages away from centralized commercial printing to distributed printing by end users when and where it is convenient to do so;

•	Continued convergence between printers, scanners, copiers and fax machines into single, integrated multifunction and all-in-one devices;

•	Increasing ability of multi-function printing devices to integrate into process workflow solutions and enterprise content management systems;

•

Continued digitization of information and the electronic distribution of information, driving the explosive growth of unstructured digital information, such as office documents, emails, web pages and image files;

•	Customer desire to have a third party manage their output environment;

•	Ongoing emphasis on improving business process efficiency and driving costs out of the organization by better managing enterprise content and associated processes;

•	Increasing need to capture, manage and access content from any location or any device, including mobile access and mobile workflow participation, while ensuring content security; and

•	Growing desire to unify structured data in business systems with unstructured digital content to make the unstructured content more valuable and actionable within business functions.

As a result of these market trends, Lexmark has growth opportunities in monochrome and color laser printers and MFPs and business inkjet AIOs, managed print services, as well as fleet management, ECM, BPM, and DOM software and solutions.

Color and MFP devices continue to represent a more significant portion of the laser market. The Company’s management believes that these trends will continue. Industry pricing pressure is partially offset by the tendency of customers to purchase higher value color and MFP devices and optional paper handling and finishing features. Customers are also purchasing more print and document and process management software solutions and services to optimize their document-related processes and infrastructure in order to improve productivity and cost.

Inkjet based products within the distributed printing market historically have served customers in the consumer market, but there is an increasing trend toward inkjet products being designed for the office environment. Customers are increasingly seeking productivity-related features that are found in inkjet multifunction products designed for office use such as wireless and ethernet connectivity, automatic document feeders and duplex capabilities, as well as access to web-based applications to automate print and document related work functions. This trend represents an opportunity for the Company to pursue revenue growth opportunities with its inkjet products and solutions targeted at business market segments.

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

The rapidly growing BPM software market is closely adjacent to Perceptive Software’s existing ECM market. By bringing these closely aligned technologies together, Lexmark will further strengthen its industry-leading fleet management solutions and services with a broader range of workflow solutions that, in the Company’s view, are more functional and easier to implement and use than existing tools available in the market today.

ECM and BPM software and services include solutions for capturing all types of unstructured information such as hardcopy, photographs, emails, and faxes and the intelligent tagging of this information in order to streamline and automate process flows while managing change to both content and processes in support of governance and compliance policies. These solutions help businesses understand existing processes, design and manage new processes, and enable the assembly of content into meaningful communications with their customers and partners. These solutions also help companies leverage the value of their content, processes, and people by seamlessly integrating the user experience with existing systems, with the result being higher productivity, lower costs, and increased customer satisfaction. Management believes the deployment of ECM and BPM systems and associated workflow solutions to effectively capture, manage and access unstructured information is a significant long term opportunity.

Management sees growth opportunities in large/global enterprises with a distributed workforce, in organizations that are seeking to optimize their content-related infrastructure and reduce costs, and in functional areas where workers rely on mobile devices for productivity.

The demand for ECM solutions is strong in developed and emerging markets alike, representing a considerable growth opportunity for Perceptive Software. Lexmark’s products are already installed in geographies around the world, and management believes this global customer base serves as an impetus for additional installations for Perceptive Software outside of North America. Customers continue to purchase ECM solutions that result in greater efficiency and productivity in their various lines of business and back office operations.

Business systems such as enterprise resource planning (ERP), EMR, and customer relationship management (CRM) systems represent a mature market and remain vital applications but do not satisfy an organization’s enterprise content management needs. The Company expects organizations to continue to look to ECM and BPM solutions to complete their enterprise information infrastructure, increasing the value of their core business system investments and leading to gains in efficiency.

Challenges and Risks

In recent years, Lexmark and its principal competitors, many of which have significantly greater financial, marketing and/or technological resources than the Company, have regularly lowered prices on printers and are expected to continue to do so.

Other challenges and risks faced by Lexmark include:

•	The Company must compete with its larger competitors for retail shelf space allocated to its products.

•	New product announcements by the Company’s principal competitors can have, and in the past, have had, a material adverse effect on the Company’s financial results.

•	With the convergence of traditional printer and copier markets, major laser competitors now include traditional copier companies.

•	The Company sees other competitors and the potential for new entrants into the laser and inkjet markets possibly having an impact on the Company’s growth and market share.

•

The Company expects competition will continue to intensify as the ECM and BPM markets consolidate. The Company sees other competitors and the potential for new entrants into the ECM and BPM markets possibly having an impact on the Company’s strategy to expand in these markets.

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

Strategy and Initiatives

Lexmark’s strategy is based on a business model of investing in technology to develop and sell printing solutions, including printers, multifunction devices and solution software including enterprise content and business process management software, with the objective of growing its installed base of hardware devices and software installations, which drives recurring supplies sales as well as software maintenance and services revenue. The Company’s management believes that Lexmark has the following strengths related to this business model:

•	Lexmark is highly focused on delivering printing, imaging and document process solutions and services for specific industries and business processes in distributed environments.

•	Lexmark internally develops all three of the key print technologies associated with distributed printing: inkjet, monochrome laser and color laser.

•

Lexmark, through Perceptive Software and Pallas Athena, provides ECM, BPM, and DOM software products and corresponding industry tailored solutions to help companies manage the lifecycle of their content and processes all in the context of their existing business process and enterprise applications.

•	Lexmark has leveraged its technological capabilities and its commitment to flexibility and responsiveness to build strong relationships with large-account customers and channel partners.

Lexmark’s strategy involves the following core strategic initiatives:

•

Invest in technology, hardware and software products and solutions to secure high value product installations and capture profitable supplies, software maintenance and service annuities in document-intensive industries and business processes in distributed environments;

•	Target and capture business customers, markets and channels that drive higher page generation and supplies usage; and

•	Advancing and growing the Company’s ECM and BPM business worldwide.

Refer to the section entitled “Strategy” in Item 1, which is incorporated herein by reference, for a further discussion of the Company’s strategies and initiatives.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Lexmark’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, as well as disclosures regarding contingencies. On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, doubtful accounts, inventories, stock-based compensation, intangible assets, income taxes, warranty obligations, copyright fees, restructurings, pension and other postretirement benefits, contingencies and litigation, long-lived assets and fair values that are based on unobservable inputs significant to the overall measurement. Lexmark bases its estimates on historical experience, market conditions, and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition

See Note 2 of the Notes to the Consolidated Financial Statements in Part II, Item 8 for information regarding the Company’s policy for revenue recognition. For customer programs and incentives, Lexmark records estimated reductions to revenue at the time of sale for customer programs and incentive offerings including special pricing agreements, promotions and other volume-based incentives. Estimated reductions in revenue are based upon historical trends and other known factors at the time of sale. Lexmark also records estimated reductions to revenue for price protection, which it provides to substantially all of its distributor and reseller customers. The amount of price protection is limited based on the amount of dealers’ and resellers’ inventory on hand (including in-transit inventory) as of the date of the price change. If market conditions were to decline, Lexmark may take actions to increase customer incentive offerings or reduce prices, possibly resulting in an incremental reduction of revenue at the time the incentive is offered.

The Company also records estimated reductions to revenue at the time of sale related to its customers’ right to return product. Estimated reductions in revenue are based upon historical trends of actual product returns as well as the Company’s assessment of its products in the channel. Provisions for specific returns from large customers are also recorded as necessary.

Multiple Element Arrangements

The Company also enters into multiple element agreements with customers which involve the provisions of hardware and/or software, supplies, customized services such as installation, maintenance, and enhanced warranty services, and separately priced maintenance services. These bundled arrangements typically involve capital or operating leases, or upfront purchases of hardware or software products with services and supplies provided per contract terms or as needed.

The Company uses its best estimate of selling price (“BESP”) when allocating the transaction price for many of its product and service deliverables as permitted under the accounting guidance for multiple element arrangements when sufficient vendor specific objective evidence (“VSOE”) and third party evidence do not exist. BESP for the Company’s product deliverables is determined by utilizing a weighted average price approach which starts with a review of historical standalone sales data. Prior sales are grouped by product and key data points utilized such as the average unit price and the weighted average price in order to incorporate the frequency of each product sold at any given price. Due to the large number of product offerings, products are then grouped into common product categories (families) incorporating similarities in function and use and a BESP discount is determined by common product category. This discount is then applied to product list price to arrive at a product BESP. Best estimate of selling price for the Company’s service deliverables is determined by utilizing a cost plus margin approach as the Company does not typically sell its services on a standalone basis. The Company generally uses third party suppliers to provide the services component of its multiple element arrangements, thus the cost of services is that which is invoiced to the Company. A margin is applied to the cost of services in order to determine a best estimate of selling price, and is primarily determined by considering third party prices of similar services to consumers and geographic factors. In the absence of third party data the Company considers other factors such as historical margins and margins on similar deals as well as cost drivers that could affect future margins.

For multiple element agreements that include software and related service deliverables accounted for under the industry-specific revenue recognition guidance, relative selling price must be determined by VSOE, which is based on company specific standalone sales data or renewal rates. For software arrangements, the Company typically uses the residual method to allocate arrangement consideration as permitted under the industry-specific revenue recognition guidance.

Multiple element arrangements and software and related services represent a smaller, but faster growing portion of the Company’s overall business. Pricing practices could be modified in the future as the Company’s go-to-market strategies evolve. Such changes could impact BESP and VSOE, which would change the pattern and timing of revenue recognition for individual elements but would not change the total revenue recognized for the arrangements.

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

In spite of economic uncertainty stemming from the European debt crisis, the Company has not experienced an increase in the aging of EMEA receivables and therefore no adjustments have been recognized in the Company’s allowance for doubtful accounts regarding this matter as of December 31, 2011. Approximately 33% of the Company’s trade receivables balance is related to EMEA customers.

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

The Company has elected to primarily use the market-related value of plan assets rather than fair value to determine expense which, under the accounting guidance, allows gains and losses to be recognized in a systematic and rational manner over a period of no more than five years. As a result of this deferral process, for the U.S. pension plan, pension expense was increased by $3 million in 2011 and is expected to increase $5 million in 2012, due to the recognition of the gains and losses for the respective prior five years. The expected increase in the 2012 pension expense for U.S. pension plan would have been approximately $5 million had the Company not deferred the differences between actual and expected asset returns on equity investments.

Actual results that differ from assumptions that fall outside the “10% corridor,” as defined by accounting guidance on employers’ accounting for pensions, are accumulated and amortized over the estimated future service period of active plan participants. For 2011, a 25 basis point change in the assumptions for asset return and discount rate would not have had a significant impact on the Company’s results of operations.

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

Litigation and Contingencies

In accordance with FASB guidance on accounting for contingencies, Lexmark records a provision for a loss contingency when management has determined that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Although the Company believes it has adequate provisions for any such matters, litigation is inherently unpredictable. Should developments occur that result in the need to recognize a material accrual, or should any of the Company’s legal matters result in a substantial judgment against, or settlement by, the Company, the resulting liability could have a material effect on the Company’s results of operations, financial condition and/or cash flows.

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

Environmental Remediation Obligations

Lexmark accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. In the early stages of a remediation process, particular components of the overall obligation may not be reasonably estimable. In this circumstance, the Company recognizes a liability for the best estimate (or the minimum amount in a range if no best estimate is available) of its allocable share of the cost of the remedial investigation-feasibility study, consultant and external legal fees, corrective measures studies, monitoring, and any other component remediation costs that can be reasonably estimated. Accruals are adjusted as further information develops or circumstances change. Recoveries from other parties are recorded as assets when their receipt is deemed probable. Although environmental costs and accruals are presently not material to the Company’s results of operations, financial position, cash flows, statement of changes in stockholders’ equity and comprehensive earnings, such estimates could change as the processes draw closer to final resolution.

Waste Obligation

Waste Electrical and Electronic Equipment (“WEEE”) Directives issued by the European Union require producers of electrical and electronic goods to be financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The Company’s estimated liability for these costs involves a number of uncertainties and takes into account certain assumptions and judgments including average collection costs, return rates and product lives. During 2011, the Company reduced its estimated liability and recognized a $10.5 million net benefit to Cost of revenue. The adjustment was driven by the lower number of products actually returned and collected compared to the return rate assumption used in the original estimate. In the future, should actual costs and activities differ from the Company’s estimates and assumptions, revisions to the estimated liability may be required.

Fair Value

The Company currently uses recurring fair value measurements in several areas including marketable securities, pension plan assets and derivatives. The Company uses fair value in measuring certain nonrecurring items as well, such as long-lived assets held for sale.

The Company uses third parties to report the fair values of its marketable securities and pension plan assets, though the responsibility remains with the Company’s management. The Company utilizes various sources of pricing as well as trading and other market data in its process of corroborating fair values and testing default level assumptions for these investments. The Company also uses third parties to assist with the valuation of certain illiquid securities as well as the valuation of certain assets acquired and liabilities assumed in business combinations when it is determined that an income approach is the most appropriate method to determine fair value.

In certain situations, there may be little or no market data available at the measurement date for the Company’s fair value measurements, thus requiring the use of significant unobservable inputs. To the extent that a valuation is based on models, inputs or assumptions that are less observable in the market, the determination of fair value requires more judgment. Such measurements, when classified within the fair value hierarchy, are generally classified as Level 3.

The Company’s Level 3 recurring fair value measurements are related mostly to its investments, including auction rate securities for which recent auctions were unsuccessful. For these securities, observable pricing data was not available resulting in the Company performing a discounted cash flow analysis based on inputs that it believes market participants would use with regard to such items as expected cash flows and discount rates adjusted for liquidity premiums or credit risk. Assumptions significant to the valuation include assumptions regarding the financial health of the issuer as well as assumptions regarding the auction rate market in general, such as the market will remain illiquid and auctions will continue to fail. Valuation of these securities can be very subjective and estimates and assumptions could be revised in the future depending on market conditions and changes in the economy or credit standing of the issuer. Fair values of other marketable securities, mainly certain corporate debt securities and asset-backed and mortgaged-backed securities, are also classified as Level 3 due to (1) a low number of observed trades or pricing sources or (2) variability in the pricing data is higher than expected. There is less certainty that the fair values of these securities would be realized in the market due to the low level of observable market data.

Nonrecurring, nonfinancial fair value measurements are most often based on inputs or assumptions that are less observable in the market, thus requiring more judgment on the part of the Company in estimating fair value. Determination of the most advantageous market (when no principal market exists) and the highest and best use of an asset from the perspective of market participants can result in fair value measurements that differ from estimates based on the Company’s specific intentions for the asset.

See Notes 2 and 3 of the Notes to the Consolidated Financial Statements in Part II, Item 8 for information regarding the Company’s fair value accounting policies and fair value measurements, respectively. Refer to Note 17 of the Notes to the Consolidated Financial Statements in Part II, Item 8 for information regarding pension plan assets.

Other-Than-Temporary Impairment of Marketable Securities

The Company records its investments in marketable securities at fair value through accumulated other comprehensive earnings in accordance with the accounting guidance for available-for-sale securities. Once these investments have been marked to market, the Company must assess whether or not its individual unrealized loss positions contain other-than-temporary impairment (“OTTI”). If an unrealized position is deemed OTTI, then the unrealized loss, or a portion thereof, must be recognized in earnings. The Company’s portfolio is made up almost entirely of debt securities for which OTTI must be recognized in accordance with the amended FASB OTTI guidance that was first effective in the second quarter of 2009. The model in this guidance requires that an entity recognize OTTI in earnings for the entire unrealized loss position if the entity intends to sell or it is more likely than not the entity will be required to sell the debt security before its anticipated recovery of its amortized cost basis. If the entity does not expect to sell the debt security, but the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss is deemed to exist and OTTI shall be considered to have occurred. However, in this case, the OTTI is separated into two components, the amount representing the credit loss which is recognized in earnings and the amount related to all other factors which is recognized in other comprehensive income under the new guidance. See Note 2 of the Notes to the Consolidated Financial Statements in Part II, Item 8 for more details regarding this guidance. The Company’s policy considers various factors in making these two assessments.

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

See Note 7 of the Notes to the Consolidated Financial Statements in Part II, Item 8 for more information regarding the Company’s marketable securities.

Business Combinations

The application of the acquisition method of accounting for business combinations requires the use of significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration between identifiable intangible assets and goodwill. The fair values of identifiable intangible assets were determined using an income approach, which requires projected financial information and market participant assumptions. See Note 4 of the Notes to the Consolidated Financial Statements in Part II, Item 8 for information regarding the methods used to determine fair value related to the Company’s business acquisitions.

Goodwill and Intangible Assets

Lexmark assesses its goodwill and indefinite-lived intangible assets for impairment each fiscal year as of December 31 or between annual tests if an event occurs or circumstances change that lead management to believe it is more likely than not that an impairment exists. Examples of such events or circumstances include a significant adverse change in the business climate, a significant decrease in the projected cash flows of a reporting unit, or a decline in the market capitalization of the overall Company below its carrying value. Goodwill is tested at the reporting unit level. The Company generally considers both a discounted cash flow analysis, which requires judgments such as projected future earnings and weighted average cost of capital, as well as certain market-based measurements, including multiples developed from prices paid in observed market transactions of comparable companies, in its estimation of fair value for goodwill impairment testing. The Company estimates the fair value of its trade names and trademarks indefinite-lived intangible asset using the relief from royalty method.

Goodwill recognized by the Company at December 31, 2011 was $216.4 million and was allocated to the Perceptive Software and ISS reporting units in the amount of $193.5 million and $22.9 million, respectively. The fair values of these reporting units were substantially in excess of their carrying values on this date. Key assumptions to the valuation of Perceptive Software include its ability to expand internationally and the revenue growth that would be accelerated by such expansion. Applying a hypothetical 10% decrease to the fair value of each reporting unit would not result in the Company failing step one of the goodwill impairment test.

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

Long-Lived Assets Held and Used

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

Lexmark continues to maintain a strong financial position with good cash generation and a solid balance sheet, which positions it to prudently invest in the future of the business and successfully compete even during challenging times. Going forward, the Company plans to return more than 50 percent of free cash flow to its shareholders through dividends and share repurchases.

Business Factors

Lexmark’s 2011 results reflected revenue that decreased less than 1% compared to 2010. Supplies revenue was flat year-to year (“YTY”), hardware revenue decreased 7% YTY, while software and other revenue increased 22% due to Perceptive Software. Operating income decreased less than 1% YTY, primarily due to the improvement in ISS operating income in 2011 versus 2010 driven by laser hardware revenue growth and improved margins. The improvement in ISS operating income was offset by increases in both development and marketing and sales expense principally due to the acquisition of and increased investment in Perceptive Software.

Operating Results Summary

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto. The following table summarizes the results of the Company’s operations for the years ended December 31, 2011, 2010 and 2009:

	2011		2010		2009
(Dollars in Millions)	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev
Revenue	$4,173.0	100.0%	$4,199.7	100.0%	$3,879.9	100.0%
Gross profit	1,580.6	37.9	1,519.5	36.2	1,309.8	33.8
Operating expense	1,137.7	27.3	1,072.6	25.5	1,093.7	28.2
Operating income	442.9	10.6	446.9	10.6	216.1	5.6
Net earnings	320.9	7.7	340.0	8.1	145.9	3.8

During 2011, total revenue was $4.2 billion, down less than 1% compared to 2010. Supplies revenue was flat YTY, hardware revenue decreased 7% YTY, and software and other grew 22% YTY.

During 2010, total revenue was $4.2 billion or up 8% from 2009. Supplies revenue increased 6% YTY while hardware revenue increased 13% YTY.

Net earnings for the year ended December 31, 2011 decreased 6% from the prior year primarily due to an increase in income taxes combined with a 1% decrease in operating income. The Company recorded discrete tax items in 2011 that resulted in a higher tax provision and thus a higher effective tax rate compared to prior year. Net earnings in 2011 included $29.9 million of pre-tax restructuring-related charges and project costs along with $29.4 million of pre-tax acquisition-related adjustments. The Company uses the term “project costs” for incremental charges related to the execution of its restructuring plans. The Company uses the term “acquisition-related adjustments” for purchase accounting adjustments and incremental acquisition and integration costs related to acquisitions.

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

Revenue

The following tables provide a breakdown of the Company’s revenue by product category, hardware unit shipments and reportable segment:

Revenue by product:

(Dollars in Millions)	2011	2010	% Change	2010	2009	% Change
Laser and Inkjet Hardware	$989.0	$1,062.2	-7%	$1,062.2	$938.8	13%
Laser and Inkjet Supplies	2,911.8	2,914.5	-0%	2,914.5	2,751.8	6%
Software and Other	272.2	223.0	22%	223.0	189.3	18%
Total revenue	$4,173.0	$4,199.7	-1%	$4,199.7	$3,879.9	8%

Unit shipments:

(Units in Millions)	2011	2010	2009
Laser units	1.6	1.7	1.5
Inkjet units	2.0	3.2	4.2

During 2011, supplies revenue was essentially flat YTY as growth in core laser and inkjet supplies was offset by a continuing decline in legacy inkjet supplies. Hardware revenue decreased 7%, primarily reflecting a decline in legacy consumer inkjet hardware, but also reflecting a smaller decline in core hardware. For core hardware, growth in high-end core hardware was more than offset by declines in low-end core hardware. Software and Other, which consists principally of hardware spare parts and related service revenue, as well as software licenses, subscription, professional services and maintenance revenue, increased 22% YTY reflecting strong growth in Perceptive Software offset by declines in parts and service ISS revenue. The 2011 results for Perceptive Software reflect full year financial results while 2010 results reflect activity occurring after Perceptive Software was acquired on June 7, 2010. As indicated earlier, the Company uses the term “legacy” to include hardware and supplies for consumer inkjet platforms. “Core” excludes legacy and includes laser, business inkjet, and dot matrix hardware and supplies and the associated features and services sold on a unit basis or through a managed services agreement. Core also includes parts and service related to hardware maintenance and includes software licenses and the associated software maintenance services sold on a unit basis or as a subscription service. The Company’s focus continues to be on growing its core business while legacy continues to become a less significant portion of the Company’s revenue mix.

During 2010, supplies revenue increased 6% YTY as growth in laser supplies more than offset a continuing decline in inkjet supplies. Hardware revenue increased 13% primarily due to growth in laser hardware more than offsetting the decline in inkjet hardware. Software and Other revenue increased 18% YTY reflecting the impact of the acquisition of Perceptive Software in the second quarter of 2010.

During 2011, 2010, and 2009, one customer, Dell, accounted for $415 million or approximately 10%, $461 million or approximately 11%, and $496 million or approximately 13% of the Company’s total revenue, respectively. Sales to Dell are included in the ISS reportable segment.

Revenue by reportable segment:

(Dollars in Millions)	2011	2010	% Change	2010	2009	% Change
ISS	$4,078.2	$4,162.4	-2%	$4,162.4	$3,879.9	7%
Perceptive Software	94.8	37.3	154%	37.3	—	N/A
Total revenue	$4,173.0	$4,199.7	-1%	$4,199.7	$3,879.9	8%

ISS Segment

During 2011, revenue in ISS decreased $84.2 million or 2% compared to 2010 due to the 7% decrease in hardware revenue. Strong revenue growth in high-end hardware was more than offset by the decline in low-end hardware, principally in inkjet. Supplies revenue during 2011 was essentially flat with 2010.

The decrease in hardware revenue was driven by a 40% reduction in inkjet hardware revenue. Inkjet units declined 37% as the Company continues to exit the legacy consumer focused portion of the inkjet product line. Inkjet average unit revenue (“AUR”) decreased 4% YTY. Laser hardware revenue increased 2% YTY, driven by a 6% increase in AUR, again driven by improved product mix toward high-end laser devices, which was partially offset by a 3% reduction in units due to lower unit sales of low-end laser units.

Supplies revenue was flat YTY as the 11% growth in core laser and inkjet supplies was more than offset by a 32% decline in legacy inkjet supplies.

During 2010, revenue in ISS increased $282.5 million or 7% compared to 2009 due to a 13% increase in hardware revenue and a 6% increase in supplies revenue.

The increased hardware revenue was due to a 23% growth in laser hardware revenue, partially offset by an 11% decline in inkjet hardware revenue. The higher laser revenue was driven by an 8% increase in laser hardware unit sales, further enhanced by a favorable mix impact. Laser hardware AUR, which reflects the change in pricing and mix, increased approximately 14% due to a positive mix shift towards workgroup laser products and laser MFPs. The decline in inkjet hardware revenue was due to a 23% decline in inkjet units, partially offset by a 15% improvement in AUR, both of those changes YTY originating from the continuous shift towards high-end focused inkjets and away from low-end devices.

The supplies revenue grew 6% YTY, primarily driven by a strong unit growth in laser supplies, somewhat offset by a decline in inkjet supplies as a result of the decrease in the installed base of inkjet hardware devices.

Perceptive Software Segment

Perceptive Software was acquired by the Company on June 7, 2010. The 2010 financial results for Perceptive Software include only the activity occurring after the acquisition and is the primary reason behind the 154% increase in revenue compared to last year. For comparison purposes, revenue for Perceptive Software grew 69% in the second half of 2011 versus the second half of 2010. In addition, Pallas Athena was acquired by the Company on October 18, 2011. Activity occurring after the acquisition of Pallas Athena is included in the Perceptive Software reportable segment.

Under the accounting guidance for business combinations, deferred revenue related to service contracts assumed as part of an acquisition must be recognized initially at fair value. As a result, the Company was not able to recognize as revenue in 2010 a large portion of the amortization of Perceptive Software’s deferred revenue that originated prior to acquisition. In addition, the Company was not able to recognize as revenue in the fourth quarter of 2011 a large portion of Pallas Athena’s deferred revenue that originated prior to acquisition. After considering these acquisition-related adjustments, revenue for 2011 increased 98% compared to 2010. After considering these acquisition-related adjustments, revenue for the second half of 2011 increased 28% compared to the second half of 2010.

See “Acquisition-related Adjustments” section that follows for further discussion.

Revenue by geography:

The following table provides a breakdown of the Company’s revenue by geography:

(Dollars in Millions)	2011	% of Total	2010	% of Total	% Change	2010	2009	% of Total	% Change
United States	$1,755.4	42%	$1,790.9	43%	-2%	$1,790.9	$1,672.1	43%	7%
EMEA (Europe, the Middle East & Africa)	$1,531.6	37%	1,510.2	36%	1%	1,510.2	1,453.9	38%	4%
Other International	886.0	21%	898.6	21%	-1%	898.6	753.9	19%	19%
Total revenue	$4,173.0	100%	$4,199.7	100%	-1%	$4,199.7	$3,879.9	100%	8%

For 2011 currency exchange rates had a 2% favorable YTY impact on revenue. For 2010 currency exchange rates had an immaterial impact on revenue compared to 2009.

Gross Profit

The following table provides gross profit information:

(Dollars in Millions)	2011	2010	Change	2010	2009	Change
Gross profit dollars	$1,580.6	$1,519.5	4%	$1,519.5	$1,309.8	16%
% of revenue	37.9%	36.2%	1.7 pts	36.2%	33.8%	2.4 pts

During 2011, consolidated gross profit increased when compared to the prior year as did gross profit as a percentage of revenue. The gross profit margin versus the prior year was impacted by a 2.9 percentage point increase due to a favorable mix shift among products, driven by relatively less inkjet hardware, and growth in laser supplies and software. Partially offsetting this was a 1.5 percentage point decrease YTY due to unfavorable product margins, predominately inkjet hardware. Gross profit margin was also impacted by a 0.3 percentage point increase due to lower YTY cost of restructuring and acquisition-related activities. Gross profit in 2011 included $5.2 million of restructuring-related charges and project costs in connection with the Company’s restructuring activities as well as $20.4 million of pre-tax acquisition-related adjustments. Gross profit for 2011 includes the first full year of Perceptive Software financial results.

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

See “Restructuring and Related Charges and Project Costs” and “Acquisition-related Adjustments” sections that follow for further discussion.

Operating Expense

The following table presents information regarding the Company’s operating expenses during the periods indicated:

	2011		2010		2009
(Dollars in Millions)	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev
Research and development	$374.5	9.0%	$369.0	8.8%	$375.3	9.7%
Selling, general & administrative	761.2	18.2%	701.2	16.7%	647.8	16.7%
Restructuring and related charges	2.0	0.0%	2.4	0.0%	70.6	1.8%
Total operating expense	$1,137.7	27.3%	$1,072.6	25.5%	$1,093.7	28.2%

Research and development expenses increased in 2011 versus last year primarily reflecting higher expenses due to Perceptive Software and the fact that 2011 contains the full year results of Perceptive Software operating expenses, offset slightly by a decrease in ISS development spending. Research and development decreased in 2010 compared to the prior year as the benefits of the restructuring actions were partially offset by higher result-based compensation as well as the addition of Perceptive Software in the second quarter of 2010.

Selling, general and administrative (“SG&A”) expenses in 2011 increased YTY due principally to the acquisition of Perceptive Software, as well as increased expenses in ISS and All other, principally due to currency. SG&A expenses in 2010 increased YTY due to the addition of Perceptive Software in the second quarter of 2010 and higher result-based compensation, partially offset by the benefits of the restructuring actions completed in 2009 and 2010. SG&A expenses for the periods presented in the table above include expenses related to the Company’s restructuring activities along with acquisition-related charges. See discussion below of restructuring-related charges and project costs and acquisition-related adjustments included in the Company’s operating expenses for the years presented in the table above.

In 2011, the Company incurred $24.7 million of pre-tax restructuring and related charges and project costs in operating expense due to the Company’s restructuring plans. Of the $24.7 million incurred in 2011, $22.7 million is included in Selling, general and administrative while $2.0 million is included in Restructuring and related charges (reversals) on the Company’s Consolidated Statements of Earnings. Additionally, the Company incurred $9.0 million of pre-tax costs associated with acquisition related adjustments. Of the $9.0 million incurred in 2011, $0.4 million is included in Research and development, and $8.6 million is included in Selling, general, and administrative on the Company’s Consolidated Statements of Earnings.

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

Operating Income (Loss)

The following table provides operating income by reportable segment:

(Dollars in Millions)	2011	2010	Change	2010	2009	Change
ISS	$764.5	$744.6	3%	$744.6	$487.3	53%
% of revenue	18.7%	17.9%	0.8 pts	17.9%	12.6%	5.3 pts
Perceptive Software	(29.6)	(16.1)	-84%	(16.1)	—	—
% of revenue	-31.2%	-43.2%	12.0 pts	-43.2%	—	—
All other	(292.0)	(281.6)	-4%	(281.6)	(271.2)	-4%
Total operating income (loss)	$442.9	$446.9	-1%	$446.9	$216.1	107%
% of total revenue	10.6%	10.6%	0 pts	10.6%	5.6%	5 pts

For the year ended December 31, 2011, the decrease in consolidated operating income was primarily in the Perceptive Software segment, offset slightly by improvement in operating income (loss) for the ISS segment due to laser hardware revenue growth and improved margins, as well as improved hardware mix. The operating loss on the Perceptive Software segment was driven by an increase in both development and marketing and sales expense ahead of revenue growth. For Perceptive Software, operating income (loss) includes the full year results for 2011 as well as activities subsequent to the acquisition for 2010. The Company acquired Perceptive Software on June 7, 2010.

For the year ended December 31, 2010, the increase in consolidated operating income was primarily due to an increased gross profit, together with a reduction of operating expenses in ISS.

During 2011, the Company incurred total pre-tax restructuring-related charges and project costs of $16.6 million in ISS and $13.3 million in All other, as well as pre-tax acquisition-related items of $26.1 million primarily in Perceptive Software and $3.3 million in All other. During 2010, the Company incurred total pre-tax restructuring-related charges and project costs of $29.4 million in ISS and $9.2 million in All other as well as pre-tax acquisition-related items of $25.0 million primarily in Perceptive Software and $7.1 million in All other. During 2009, the Company incurred total pre-tax restructuring-related charges and project costs of $109 million in ISS and $32.3 million in All other.

See “Restructuring and Related Charges and Project Costs” and “Acquisition-related Adjustments” sections that follow for further discussion.

Interest and Other

The following table provides interest and other information:

(Dollars in Millions)	2011	2010	2009
Interest (income) expense, net	$29.9	$26.3	$21.4
Other (income) expense, net	(0.6)	(1.2)	4.6
Net impairment losses on securities	—	0.3	3.1
Total interest and other (income) expense, net	$29.3	$25.4	$29.1

Total interest and other (income) expense, net, was expense of $29.3 million in 2011 compared to expense of $25.4 million in 2010. The 2011 net expense increase YTY was primarily due to lower interest income from declining interest rates on the Company’s investments.

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

Provision for Income Taxes and Related Matters

The Company’s effective income tax rate was approximately 22.4%, 19.3% and 22.0% in 2011, 2010 and 2009, respectively. See Note 14 of the Notes to the Consolidated Financial Statements in Part II, Item 8 for a reconciliation of the Company’s effective tax rate to the U.S. statutory rate.

The 3.1 percentage point increase of the effective tax rate from 2010 to 2011 was due to the adjustments to previously accrued taxes in 2011 compared to 2010 (increase of 2.3 percentage points), a geographic shift in earnings toward higher tax jurisdictions in 2011 (increase of 0.9 percentage points), the U.S. R&E credit being a larger percentage of consolidated earnings before income taxes in 2011 (decrease of 0.2 percentage points), and a variety of other factors (increase of 0.1 percentage points).

The 2.7 percentage point decrease of the effective tax rate from 2009 to 2010 was due to the reversal of previously accrued taxes in 2010 (decrease of 2.5 percentage points), a geographic shift in earnings toward lower tax jurisdictions in 2010 (decrease of 0.8 percentage points), the U.S. research and experimentation (“R&E”) credit being a smaller percentage of consolidated earnings before income taxes in 2010 (increase of 1.4 percentage points), and a variety of other factors (decrease of 0.8 percentage points).

Net Earnings and Earnings per Share

The following table summarizes net earnings and basic and diluted net earnings per share:

(Dollars in millions, except per share amounts)	2011	2010	2009
Net Earnings	$320.9	$340.0	$145.9
Basic earnings per share	$4.16	$4.33	$1.87
Diluted earnings per share	$4.12	$4.28	$1.86

Net earnings for the year ended December 31, 2011 decreased 6% from the prior year primarily due to an increase in the effective tax rate as well as lower operating income and higher net interest expense. For 2011, the YTY decreases in basic and diluted earnings per share were primarily attributable to decreased earnings offset partially by the decreases in the average number of shares outstanding, due to the Company’s stock repurchases.

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

Natural Disasters in Japan and Thailand

On March 11, 2011, northeastern Japan experienced a devastating earthquake and tsunami off of the Pacific coast. These events have had a significant negative impact on the Japanese economy. Although the Company did not experience any significant damage to its products or other assets, the Company’s supply chain was impacted, as a number of technology components are sourced from suppliers in northern Japan. However, the Company has identified and implemented alternative sources. For 2011, the Company experienced a limited impact on hardware availability and incurred additional expenses including product engineering expenses, costs related to the certification of new parts and suppliers and increased freight expense. These additional costs, after the consideration of insurance recoveries, were not material. For 2012, the Company does not expect to face any supplies availability issues related to the Japan crisis. In recent years, sales in Japan have made up less than 1% of the Company’s total revenue.

Flooding in Thailand in the second half of calendar year 2011 significantly impacted much of the country’s industrial and manufacturing plants. Although the Company does not have a significant manufacturing or logistics presence in Thailand, the Company does have a number of suppliers that were impacted by this crisis. The Company has worked closely with suppliers to understand the impacts to the supply of materials and components and developed alternative solutions as needed. The crisis impacts only a portion of the Company’s laser and inkjet hardware product lines, and has no direct impact on the delivery of supplies. The Company expects to incur costs of $10-$15 million, net of anticipated insurance recoveries, in the first quarter of 2012 related to the Thailand floods. Costs beyond the first quarter of 2012 are expected to be less than $5 million. These costs principally reflect the expediting costs and increased cost of components and local manufacturing to improve hardware availability to meet demand. Although the Company believes the majority of these costs will be covered by insurance, recoveries from insurance may not be recognized in the same period as the incurred costs due to the nature and timing of the claims review process. It is likely that a majority of the recovery of these costs will be reflected later in 2012.

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

As part of Lexmark’s ongoing strategy to increase the focus of its talent and resources on higher usage business platforms, the Company announced restructuring actions (the “January 2012 Restructuring Plan”) on January 31, 2012. This action will better align the Company’s sales and marketing resources with its business customer focus, adjust manufacturing capacity in its declining legacy product lines, and align and reduce our support structure consistent with our focus on business customers. The Company expects to redeploy a significant portion of the savings from these initiatives towards business products, solutions and channels. The January 2012 Restructuring Plan includes reductions primarily in the areas of manufacturing, marketing, sales and other infrastructure. The Company expects these actions to be principally complete by the end of the first quarter of 2013.

The January 2012 Restructuring Plan is expected to impact about 625 positions worldwide and will result in total pre-tax charges, including project costs, of approximately $35 million, with total cash cost expected to be approximately $24 million. Lexmark expects the January 2012 Restructuring Plan to generate savings of approximately $15 million in 2012 and ongoing cash savings beginning in 2013 of approximately $28 million. These ongoing savings should be split approximately 80% to operating expense and 20% to cost of revenue.

Refer to Note 5 of Notes to Consolidated Financial Statements for a description of October 2009 Restructuring Plan and the Other Restructuring Actions. The October 2009 Restructuring Plan and the Other Restructuring Actions are substantially completed and any remaining charges to be incurred are expected to be immaterial.

The October 2009 Restructuring Plan is expected to impact about 770 positions worldwide. Total pre-tax charges, including project costs, of approximately $120 million are expected for the October

2009 Restructuring Plan, with total cash cost expected to be approximately $108 million. Lexmark expects the October 2009 Restructuring Plan to generate ongoing savings beginning in 2012 of approximately $110 million with ongoing cash savings beginning in 2012 of approximately $105 million. These ongoing savings should be split approximately 60% to operating expense and 40% to cost of revenue. Including $98.6 million of charges incurred in 2010 and 2009, the Company has incurred $116.0 million of total charges for the October 2009 Restructuring Plan.

Refer to Note 5 of the Notes to the Consolidated Financial Statements for a rollforward of the liability incurred for the January 2012 Restructuring Plan, the October 2009 Restructuring Plan and the Other Restructuring Actions.

Impact to 2011 Financial Results

For the year ended December 31, 2011, the Company incurred charges (reversals), including project costs, of $29.9 million for the Company’s restructuring plans as follows:

(Dollars in millions)	January 2012 Restruc turing- related Charges (Note 5)	January 2012 Restructuring- related Project Costs	January 2012 Total	October 2009 Restructuring- related Charges (Note 5)	October 2009 Restructuring- related Project Costs	October 2009 Total	Other Actions Restructuring- related Charges (Note 5)	Other Actions Restructuring- related Project Costs	Other Actions Total	Total
Accelerated depreciation charges	$4.5	$—	$4.5	$2.3	$—	$2.3	$0.1	$—	$0.1	$6.9
Impairments on long-lived assets held for sale	—	—	—	—	—	—	4.6	—	4.6	4.6
Employee termination benefit charges	3.1	—	3.1	(1.2)	—	(1.2)	0.2	—	0.2	2.1
Contract termination and lease charges	—	—	—	(0.1)	—	(0.1)	—	—	—	(0.1)
Project costs	—	—	—	—	16.4	16.4	—	—	—	16.4
Total restructuring-related charges/project costs	$7.6	$—	$7.6	$1.0	$16.4	$17.4	$4.9	$—	$4.9	$29.9

The Company incurred accelerated depreciation charges of $4.5 million and $2.4 million, respectively, in Cost of revenue and Selling, general and administrative on the Consolidated Statements of Earnings. Impairment charges of $4.6 million related to long-lived assets held for sale are included in Selling, general and administrative, and total employee termination benefit and contract termination and lease charges of $2.0 million are included in Restructuring and related charges on the Consolidated Statements of Earnings. Restructuring-related project costs of $0.7 million and $15.7 million, respectively, are included in Cost of revenue and Selling, general and administrative on the Company’s Consolidated Statements of Earnings.

For the year ended December 31, 2011, the Company incurred restructuring and related charges and project costs related to the January 2012 Restructuring Plan of $7.6 million in ISS. The Company incurred restructuring and related charges and project costs related to the October 2009 Restructuring Plan of $7.5 million in ISS and $9.9 million in All other. The Company incurred restructuring and related charges and project costs related to the Other Restructuring Actions of $1.5 million in ISS and $3.4 million in All other.

In 2011, the Company recorded impairment charges of $1.0 million related to its manufacturing facility in Juarez, Mexico, and $3.6 million related to one of its support facilities in Orleans, France for which the current fair values had fallen below the carrying values. The asset impairment charges are included in Selling, general and administrative on the Company’s Consolidated Statements of Earnings. Subsequent to the impairment charge, the Juarez, Mexico facility was sold and the Company recognized a $0.6 million pre-tax gain on the sale that is included in Selling, general and administrative on the Company’s Consolidated Statements of Earnings. This gain is included in the $29.9 million total restructuring-related charges presented above as project costs related to the Company’s Other Restructuring Actions.

Impact to 2010 Financial Results

For the year ended December 31, 2010, the Company incurred charges (reversals), including project costs, of $38.6 million for the Company’s restructuring plans as follows:

(Dollars in millions)	October 2009 Restructuring- related Charges (Note 5)	October 2009 Restructuring- related Project Costs	October 2009 Total	Other Actions Restructuring- related Charges (Note 5)	Other Actions Restructuring- related Project Costs	Other Actions Total	Total
Accelerated depreciation charges	$3.5	$—	$3.5	$2.4	$—	$2.4	$5.9
Employee termination benefit charges	1.5	—	1.5	(1.6)	—	(1.6)	(0.1)
Contract termination and lease charges	3.4	—	3.4	(0.9)	—	(0.9)	2.5
Project costs	—	26.7	26.7	—	3.6	3.6	30.3
Total restructuring-related charges/project costs	$8.4	$26.7	$35.1	$(0.1)	$3.6	$3.5	$38.6

The Company incurred accelerated depreciation charges of $4.1 million and $1.8 million, respectively, in Cost of revenue and Selling, general and administrative on the Consolidated Statements of Earnings. Employee termination benefit and contract termination and lease charges of $2.4 million are included in Restructuring and related charges, and $13.3 million and $17.0 million, respectively, of restructuring-related project costs are included in Cost of Revenue and Selling, general and administrative on the Company’s Consolidated Statements of Earnings.

For the year ended December 31, 2010, the Company incurred restructuring and related charges and project costs related to the October 2009 Restructuring Plan of $27.0 million in ISS and $8.1 million in All other. The Company incurred restructuring and related charges (reversals) and project costs related to the Other Restructuring Actions of $2.4 million in ISS and $1.1 million in All other.

Related to the Company’s Other Restructuring Actions, the $(1.6) million reversal for employee termination benefit charges is due primarily to revisions in assumptions. The $(0.9) million reversal for contract termination and lease charges is due to the Company’s decision to reuse a leased building that had earlier been vacated as a result of restructuring actions.

In 2010, the Company sold one of its inkjet supplies manufacturing facilities in Chihuahua, Mexico for $5.6 million and recognized a $0.5 million pre-tax gain on the sale that is included in Selling, general and administrative on the Consolidated Statements of Earnings. This gain is included in the $38.6 million total restructuring-related charges presented above as project costs related to the Company’s Other Restructuring Actions.

Impact to 2009 Financial Results

For the year ended December 31, 2009, the Company incurred charges, including project costs, of $141.3 million for the Company’s restructuring plans as follows:

(Dollars in millions)	October 2009 Restructuring- related Charges (Note 5)	October 2009 Restructuring- related Project Costs	October 2009 Total	Other Actions Restructuring- related Charges (Note 5)	Other Actions Restructuring- related Project Costs	Other Actions Total	Total
Accelerated depreciation charges	$6.2	$—	$6.2	$35.3	$—	$35.3	$41.5
Employee termination benefit charges	52.4	—	52.4	16.8	—	16.8	69.2
Contract termination and lease charges	1.0	—	1.0	0.4	—	0.4	1.4
Project costs	—	3.9	3.9	—	25.3	25.3	29.2
Total restructuring-related charges/project costs	$59.6	$3.9	$63.5	$52.5	$25.3	$77.8	$141.3

The Company incurred accelerated depreciation charges of $41.4 million and $0.1 million, respectively, in Cost of revenue and Selling, general and administrative on the Consolidated Statements of Earnings. Employee termination benefit and contract termination and lease charges of $70.6 million are included in Restructuring and related charges, and $10.1 million and $19.1 million, respectively, of restructuring-related project costs are included in Cost of revenue and Selling, general and administrative on the Company’s Consolidated Statements of Earnings.

For the year ended December 31, 2009, the Company incurred restructuring and related charges and project costs related to the October 2009 Restructuring Plan of $51.2 million in ISS and $12.3 million in All other. The Company incurred restructuring and related charges and project costs related to the Other Restructuring Actions of $57.8 million in ISS and $20.0 million in All other.

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

The following pre-tax acquisition-related adjustments affected the Company’s 2011 financial results.

(Dollars in Millions)	2011	2010
Adjustment to revenue	$4.9	$13.0
Amortization of intangible assets	21.2	12.0
Acquisition and integration costs	3.3	7.1
Total acquisition-related adjustments	$29.4	$32.1

Adjustments to revenue result from business combination accounting rules when deferred revenue balances for service contracts assumed as part of acquisitions are adjusted down to fair value. Fair value approximates the cost of fulfilling the service obligation, plus a reasonable profit margin. Subsequent to acquisitions, the Company analyzes the amount of amortized revenue that would have been recognized had the acquired company remained independent and had the deferred revenue balances not been adjusted to fair value. The $4.9 million and $13.0 million downward adjustments to revenue for 2011 and 2010, respectively, are reflected in Revenue presented on the Company’s Consolidated Statements of Earnings. Downward adjustments to Revenue for the second half of 2011 and the second half of 2010 were $1.4 million and $11.0 million, respectively. The Company expects future pre-tax adjustments to deferred revenue to be immaterial.

Due to business combination accounting rules, intangible assets are recognized as a result of acquisitions which were not previously presented on the balance sheet of the acquired company. These intangible assets consist primarily of purchased technology, customer relationships, trade names, in-process R&D and non-compete agreements. Subsequent to the acquisition date, some of these intangible assets begin amortizing and represent an expense that would not have been recorded had the acquired company remained independent. During 2011 and 2010, the Company incurred $15.5 million and $9.1 million, respectively, in Cost of revenue and $5.3 million and $2.9 million, respectively, in Selling, general and administrative, as well as $0.4 million in Research and development during 2011 on the Company’s Consolidated Statements of Earnings for amortization of intangible assets. For 2012, the Company expects pre-tax charges for the amortization of intangible assets to be approximately $24 million.

In connection with its acquisitions, the Company incurs acquisition and integration expenses that would not have been incurred otherwise. The acquisition costs include items such as investment banking fees, legal and accounting fees, and costs of retention bonus programs for the senior management of the acquired company. Integration costs may consist of information technology expenses, consulting costs and travel expenses. The costs are expensed as incurred. During 2011 and 2010, the Company incurred $3.3 million and $7.1 million, respectively, in Selling, general and administrative on the Company’s Consolidated Statements of Earnings for acquisition and integration costs. The Company expects pre-tax adjustments for acquisition and integration expenses of approximately $3 million for 2012.

Adjustments to revenue and amortization of intangible assets were recognized primarily in the Perceptive Software reportable segment. Acquisition and integration costs were recognized in All other.

PENSION AND OTHER POSTRETIREMENT PLANS

The following table provides the total pre-tax cost related to Lexmark’s pension and other postretirement plans for the years 2011, 2010, and 2009. Cost amounts are included as an addition to the Company’s cost and expense amounts in the Consolidated Statements of Earnings.

(Dollars in Millions)	2011	2010	2009
Total cost of pension and other postretirement plans	$42.9	$38.8	$41.2
Comprised of:
Defined benefit pension plans	$18.0	$15.4	$20.3
Defined contribution plans	25.6	23.6	21.4
Other postretirement plans	(0.7)	(0.2)	(0.5)

Changes in actuarial assumptions did not have a significant impact on the Company’s results of operations in 2009, 2010 and 2011, nor are they expected to have a material effect in 2012. Future effects of retirement-related benefits on the operating results of the Company depend on economic conditions, employee demographics, mortality rates and investment performance. Refer to Part II, Item 8, Note 17 of the Notes to Consolidated Financial Statements for additional information relating to the Company’s pension and other postretirement plans.

Because the Company defers current year differences between actual and expected asset returns on equity and high-yield bond investments over the subsequent five years in accordance with prescribed accounting guidelines, pension expense for 2011 and 2010 was impacted $3 million and $4 million, respectively.

The funding requirement for single-employer defined pension plans under the Pension Protection Act of 2006 (“the Act”) are largely based on a plan’s calculated funded status, with faster amortization of any shortfalls. The Act directs the U.S. Treasury Department to develop a new yield curve to discount pension obligations for determining the funded status of a plan when calculating the funding requirements.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position

Lexmark’s financial position remains strong at December 31, 2011, with working capital of $1,085.5 million compared to $1,023.3 million at December 31, 2010. The $62.2 million increase in working capital accounts was primarily due to the $74.2 million decrease in Accrued liabilities driven by the decrease in the liability related to annual bonuses. The Company resumed its share repurchase program in 2011, which reduced cash and stockholders’ equity by $250 million during the year.

At December 31, 2011 and December 31, 2010, the Company had senior note debt of $649.3 million and $649.1 million, respectively. The Company had no amounts outstanding under its U.S. trade receivables financing program or its revolving credit facility at December 31, 2011 or December 31, 2010.

The debt to total capital ratio was stable at 32% at December 31, 2011 and at December 31, 2010. The debt to total capital ratio is calculated by dividing the Company’s outstanding debt by the sum of its outstanding debt and total stockholders’ equity.

Liquidity

The following table summarizes the results of the Company’s Consolidated Statements of Cash Flows for the years indicated:

(Dollars in Millions)	2011	2010	2009
Net cash flows provided by (used for):
Operating activities	$391.0	$520.4	$402.2
Investing activities	(96.9)	(630.6)	(228.2)
Financing activities	(272.3)	(12.3)	3.8
Effect of exchange rate changes on cash	(3.2)	0.7	2.3
Net increase (decrease) in cash and cash equivalents	$18.6	$(121.8)	$180.1

The Company’s primary source of liquidity has been cash generated by operations, which totaled $391 million, $520.4 million, and $402.2 million in 2011, 2010, and 2009, respectively. Cash from operations generally has been sufficient to allow the Company to fund its working capital needs and finance its capital expenditures and acquisitions. Management believes that cash provided by operations will continue to be sufficient on a worldwide basis to meet operating and capital needs as well as the funding of expected dividends and share repurchases for the next twelve months. However, in the event that cash from operations is not sufficient, the Company has substantial cash and cash equivalents and current marketable securities balances and other potential sources of liquidity through utilization of its trade receivables financing program and revolving credit facility or access to the private and public debt markets. The Company may choose to use these sources of liquidity from time to time, including during 2012, to fund strategic acquisitions, dividends, and/or share repurchases.

As of December 31, 2011, the Company held $1,149.4 million in Cash and cash equivalents and current Marketable securities. The Company’s ability to fund operations from this balance could be limited by the liquidity in the market as well as possible tax implications of moving proceeds across jurisdictions. Of this amount, approximately $988.4 million of Cash and cash equivalents and current Marketable securities were held by foreign subsidiaries. The Company utilizes a variety of financing strategies with the objective of having its worldwide cash available in the locations where it is needed. However, if amounts held by foreign subsidiaries were needed to fund operations in the United States the Company could be required to accrue and pay taxes to repatriate a large portion of these funds. The Company’s intent is to permanently reinvest undistributed earnings of low tax rate foreign subsidiaries and current plans do not demonstrate a need to repatriate them to fund operations in the United States.

As of December 31, 2010, the Company held $1,217.2 million in Cash and cash equivalents and current Marketable securities. Of this amount, approximately $754.0 million of Cash and cash equivalents and current Marketable securities were held by foreign subsidiaries.

A discussion of the Company’s additional sources of liquidity is included in the Financing activities section to follow.

Operating activities

The Company continues to generate significant annual cash flow from operations. After the strong recovery in earnings and cash flows in 2010 versus 2009, cash-flow from operations in 2011 decreased to $391 million, reflecting higher cash outlays as well as the decline in net earnings.

The $129.4 million decrease in cash-flow from operating activities from 2010 to 2011 was driven by the following factors.

The decrease in Accrued liabilities and unfavorable change in Other assets and liabilities, collectively, was $191.6 million more in 2011 than in 2010. The largest factors behind the YTY movement included annual incentive compensation payments, cash paid for income taxes, pension funding and increase in capital lease receivable.

Annual incentive compensation payments were approximately $65 million in 2011 compared to $29 million in 2010, driven by the improvement in 2010 full year results compared to that of 2009. Cash paid for income taxes was $93 million in 2011, compared to $77 million in 2010. The Company also made approximately $31 million of pension and post retirement plan payments in 2011 compared to the net contribution of $9 million in 2010. The increase of capital lease receivable YTY generated an additional unfavorable impact of $32 million and is due to the growth in managed print services arrangements in 2011.

Accounts payable decreased $50.6 million in 2011 while they increased $22.7 million in 2010. The decrease in 2011 is driven by the shorter payment cycle along with decreased spending levels.

The activities above were partially offset by the following factors.

Trade receivables balances decreased $24 million in 2011 while they increased $28.5 million in 2010, excluding receivables recognized on the date of acquisitions. This $52.5 million fluctuation between the activity in 2011 and that of 2010 is driven by the timing of revenue in the fourth quarter as well as less delinquencies.

Inventories decreased $30.6 million in 2011 while they increased $8.8 million in 2010. This $39.4 million fluctuation results from decreased spending in 2011 relative to 2010.

Refer to the contractual cash obligations table that follows for additional information regarding items that will likely impact the Company’s future cash flows.

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

Cash conversion days

	2011	2010	2009
Days of sales outstanding	39	39	36
Days of inventory	45	46	47
Days of payables	66	68	67
Cash conversion days	18	18	16

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

Investing activities

The $533.7 million decrease in net cash flows used for investing activities during 2011 compared to that of 2010 was driven by the $298.5 million YTY net decrease in marketable securities investments as well as the $232.1 million decrease in business acquisitions.

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

Business acquisitions

In 2011, cash flow used to acquire businesses was lower than 2010 due to the relatively smaller acquisition of Pallas Athena compared to Perceptive Software. Pallas Athena, which was acquired at a purchase price of $41.4 million, is a BPM, DOM, and process mining software company that complements the product range offered by Perceptive Software.

In 2010, the YTY increase in cash flows used to acquire businesses was driven by the acquisition of Perceptive Software in the second quarter of 2010 for $280 million cash consideration, or $266.8 million net of cash acquired. Perceptive Software is an ECM software company and a provider of a broad range of strong industry solutions. The acquisition enables Lexmark to immediately participate in the adjacent, growing market segment of ECM software solutions. It also provides additional revenue streams in software maintenance and professional services that are not paper usage dependent.

Refer to Part II, Item 8, Note 4 of the Notes to Consolidated Financial Statements for additional information regarding business combinations.

Marketable securities

The Company decreased its marketable securities investments in 2011 by $96.4 million .The Company increased its marketable securities investments in 2010 by $202.1 million. The Company decreased its marketable securities investments in 2009 by $24.2 million. The Company decreased its investment in marketable securities in 2011 in order to fund the share repurchases as well as the first dividend payment in the fourth quarter.

The Company’s investments in marketable securities are classified and accounted for as available-for-sale and reported at fair value. At December 31, 2011 and December 31, 2010, the Company’s marketable securities portfolio consisted of asset-backed and mortgage-backed securities, corporate debt securities, preferred and municipal debt securities, U.S. government and agency debt securities, international government securities, certificates of deposit and commercial paper. The Company’s auction rate securities, valued at $11.5 million and $18.0 at December 31, 2011 and December 31, 2010, respectively, were reported in the noncurrent assets section of the Company’s Consolidated Statements of Financial Position. During the second quarter of 2011, the Company received $6.6 million related to two of the Company’s auction rate securities that were fully redeemed at par by the issuers.

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

The Company assesses its marketable securities for other-than-temporary declines in value in accordance with the model provided under the FASB’s amended guidance, which was adopted in the second quarter of 2009. The Company has disclosed in the Critical Accounting Policies and Estimates portion of Management’s Discussion and Analysis its policy regarding the factors it considers and significant judgments made in applying the amended guidance. There were no major developments during 2011 with respect to OTTI of the Company’s marketable securities. Specifically regarding the Company’s auction rate securities, the most illiquid securities in the portfolio, Lexmark has previously recognized OTTI on only one security due to credit events involving the issuer and the insurer. Because of the Company’s liquidity position, it is not more likely than not that the Company will be required to sell the auction rate securities until liquidity in the market or optional issuer redemption occurs. The Company could also hold the securities to maturity if it chooses. Additionally, if Lexmark required capital, the Company has available liquidity through its accounts receivable program and revolving credit facility. Given these circumstances, the Company would only have to recognize OTTI on its auction rate securities if the present value of the expected cash flows is less than the amortized cost of the individual security. There have been no realized losses from the sale or redemption of auction rate securities.

Level 3 fair value measurements are based on inputs that are unobservable and significant to the overall valuation. Level 3 measurements were 4.5% of the Company’s total available-for-sale marketable securities portfolio at December 31, 2011 compared to 3.1% at December 31, 2010.

Refer to Part II, Item 8, Note 3 of the Notes to Consolidated Financial Statements for additional information regarding fair value measurements. Refer to Part II, Item 8, Note 7 of the Notes to Consolidated Financial Statements for additional information regarding marketable securities.

Capital expenditures

The Company invested $156.5 million, $161.2 million, and $242 million into Property, plant and equipment for the years 2011, 2010 and 2009, respectively. Further discussion regarding 2011 capital expenditures as well as anticipated spending for 2012 are provided near the end of Item 7.

Financing activities

The fluctuations in the net cash flows used for financing activities were principally due to the Company’s share repurchases. In 2011, cash flows used for financing activities were $272.3 million, due mainly to share repurchases of $250 million, dividend payment of $18 million as well as the $7.1 million repayment of debt assumed by the Company in the fourth quarter acquisition of Pallas Athena. In 2010, cash flows used for financing activities were $12.3 million due mainly to the decrease in bank overdrafts of $10.0 million included in Other as well as the $3.1 million repayment of long term debt that was assumed by the Company in the second quarter acquisition of Perceptive Software. In 2009, cash flows provided by financing activities were $3.8 million due mainly to the increase in bank overdrafts of $9.9 million included in Other offset partially by the $6.6 million decrease in short-term debt of the Company’s subsidiary in Brazil during the period. Refer to the sections that follow for additional information regarding these financing activities.

Intra-period financing activities

Bank overdrafts and other financing sources were utilized to supplement daily cash needs of the Company and its subsidiaries in 2011. Such borrowings were repaid in very short periods of time, generally in a matter of few days, and were not material to the Company’s overall liquidity position or its financial statements.

Share repurchases and dividend payments

The Company’s objective going forward is to return more than 50 percent of free cash flow (after operating and capital investment needs) to its shareholders through dividends and share repurchases. During 2011, the Company repurchased approximately 7.9 million shares of its Class A Common Stock at a cost of $250 million through two accelerated share repurchase agreements executed during the period. As of December 31, 2011, there was approximately $241 million of remaining share repurchase authority from the Board of Directors. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. Refer to Part II, Item 8, Note 15 of the Notes to Consolidated Financial Statements for additional information regarding share repurchases. The Company did not repurchase any shares of its Class A Common Stock in 2010 or 2009.

On October 27, 2011, the Company’s board declared its first dividend of $0.25 per share on outstanding Class A common stock which was paid on November 30, 2011, to shareholders of record as of the close of business on November 15, 2011. The quarterly rate represents an annualized dividend of $1.00 per share.

On February 23, 2012, subsequent to the date of the financial statements, the Company’s Board of Directors declared a cash dividend of $0.25 per share. The cash dividend will be paid on March 16, 2012, to shareholders of record as of the close of business on March 5, 2012. Future declarations of quarterly dividends are subject to approval by the Board of Directors and may be adjusted as business needs or market conditions change.

Senior Notes — Long-term Debt

In May 2008, the Company repaid its $150 million principal amount of 6.75% senior notes that were due on May 15, 2008. Subsequently, in May 2008, the Company completed a public debt offering of $650 million aggregate principal amount of fixed rate senior unsecured notes. The notes are split into two tranches of five- and ten-year notes respectively. The five-year notes with an aggregate principal amount of $350 million and 5.9% coupon were priced at 99.83% to have an effective yield to maturity of 5.939% and will mature June 1, 2013 (referred to as the “2013 senior notes”). The ten-year notes with an aggregate principal amount of $300 million and 6.65% coupon were priced at 99.73% to have an effective yield to maturity of 6.687% and will mature June 1, 2018 (referred to as the “2018 senior notes”). At December 31, 2011 and December 31, 2010, the outstanding balance of senior note debt was $649.3 million and $649.1 million, respectively, net of discount.

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

Additional sources of liquidity

The Company has additional liquidity available through its trade receivables facility and revolving credit facility. These sources can be accessed domestically if the Company is unable to satisfy its cash needs in the United States with cash flows provided by operations and existing cash and cash equivalents and marketable securities.

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

In September 2011, the agreement was amended by extending the term of the facility to September 28, 2012. The maximum capital availability under the facility remains at $125 million under the amended agreement. There were no secured borrowings outstanding under the trade receivables facility at December 31, 2011 or December 31, 2010.

This facility contains customary affirmative and negative covenants as well as specific provisions related to the quality of the accounts receivables transferred. Receivables transferred to the unrelated third party may not include amounts over 90 days past due or concentrations over certain limits with any one customer. The facility also contains customary cash control triggering events which, if triggered, could adversely affect the Company’s liquidity and/or its ability to obtain secured borrowings

Revolving Credit Facility

Effective January 18, 2012, Lexmark entered into a $350 million 5-year senior, unsecured, multicurrency revolving credit facility that includes the availability of swingline loans and multicurrency letters of credit. The Credit Agreement replaces the Company’s $300 million 3-year Multicurrency Revolving Credit Agreement entered into on August 17, 2009. Please refer to Note 21 for more information on this new facility and refer to Note 13 for more information on the facility in place as of December 31, 2011.

The new credit facility contains customary affirmative and negative covenants and also contains certain financial covenants, including those relating to a minimum interest coverage ratio of not less than 3.0 to 1.0 and a maximum leverage ratio of not more than 3.0 to 1.0 as defined in the agreement. The new credit facility also limits, among other things, the Company’s indebtedness, liens and fundamental changes to its structure and business.

Additional information related to the 2012 revolving credit facility can be found in the Form 8-K report that was filed with the SEC by the Company on January 23, 2012.

Credit Ratings and Other Information

The Company’s credit rating was downgraded by Standard & Poor’s Ratings Services during the first quarter of 2009 from BBB to BBB-. On April 28, 2009, Moody’s Investors Services downgraded the Company’s current credit rating from Baa2 to Baa3. The ratings remain investment grade.

The Company’s credit rating can be influenced by a number of factors, including overall economic conditions, demand for the Company’s products and services and ability to generate sufficient cash flow to service the Company’s debt. A downgrade in the Company’s credit rating to non-investment grade would decrease the maximum availability under its trade receivables facility, potentially increase the cost of borrowing under the revolving credit facility and increase the coupon payments on the Company’s public debt, and likely have an adverse effect on the Company’s ability to obtain access to new financings in the future. The Company does not have any rating downgrade triggers that accelerate the maturity dates of its revolving credit facility or public debt.

The Company was in compliance with all covenants and other requirements set forth in its debt agreements at December 31, 2011. The Company believes that it is reasonably likely that it will continue to be in compliance with such covenants in the near future.

Off-Balance Sheet Arrangements

At December 31, 2011 and 2010, the Company did not have any off-balance sheet arrangements.

Contractual Cash Obligations

The following table summarizes the Company’s contractual obligations at December 31, 2011:

(Dollars in Millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt (1)	$811	$41	$400	$40	$330
Operating leases	108	29	41	22	16
Purchase obligations	121	121	—	—	—
Uncertain tax positions	23	10	2	5	6
Other long-term liabilities (2)	23	7	4	—	12
Total contractual obligations	$1,086	$208	$447	$67	$364

(1)	includes interest payments

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

Other long-term liabilities reported in the table above is made up of various items including asset retirement obligations and restructuring reserves.

The Company’s funding policy for its pension and other postretirement plans is to fund minimum amounts according to the regulatory requirements under which the plans operate. From time to time, the Company may choose to fund amounts in excess of the minimum for various reasons. The Company is currently expecting to contribute approximately $45 million to its pension and other postretirement plans in 2012. The Company anticipates similar levels of funding for 2013 and 2014 based on factors that were present as of December 31, 2011. Actual future funding requirements beyond 2012 will be impacted by various factors, including actual pension asset returns and interest rates used for discounting future liabilities. The effect of any future contributions the Company may be obligated or otherwise choose to make could be material to the Company’s future cash flows from operations. Due to the uncertainty of future funding obligations, the table above contains no amounts for pension and postretirement plan funding.

Waste Electrical and Electronic Equipment (“WEEE”) Directives issued by the European Union require producers of electrical and electronic goods to be financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The Company’s estimated financial obligation related to WEEE Directives is not shown in the table above due to the lack of historical data necessary to project future dates of payment. At December 31, 2011, the Company’s estimated liability for this obligation was a current liability of $1.0 million and a long-term liability of $19.3 million. These amounts were included in Accrued liabilities and Other liabilities, respectively, on the Consolidated Statements of Financial Position.

As of December 31, 2011, the Company had accrued approximately $63.3 million for pending copyright fee issues, including litigation proceedings, local legislative initiatives and/or negotiations with the parties involved. These accruals are included in Accrued liabilities on the Consolidated Statements of Financial Position. The liability is not included in the table above due to the level of uncertainty regarding the timing of payments and ultimate settlement of the litigation. Refer to Part II, Item 8, Note 19 of the Notes to Consolidated Financial Statements for additional information. Payment of such potential obligations could have a material impact on the Company’s future operating cash flows.

Capital Expenditures

Capital expenditures totaled $156.5 million, $161.2 million, and $242 million in 2011, 2010 and 2009, respectively. The capital expenditures for 2011 principally related to infrastructure support (including internal-use software expenditures) and new product development. The Company expects capital expenditures to be approximately $185 million for full year 2012, attributable mostly to infrastructure support and new product development. Capital expenditures in 2012 are expected to be funded through cash from operations; however, if necessary, the Company may use existing cash and cash equivalents, proceeds from sales of marketable securities or additional sources of liquidity as discussed in the preceding sections.

EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

Revenue derived from international sales, including exports from the U.S., accounts for approximately 58% of the Company’s consolidated revenue, with EMEA accounting for 37% of worldwide sales. Substantially all foreign subsidiaries maintain their accounting records in their local currencies. Consequently, period-to-period comparability of results of operations is affected by fluctuations in currency exchange rates. Certain of the Company’s Latin American and European entities use the U.S. dollar as their functional currency.

Currency exchange rates had a 2% favorable impact on international revenue in 2011 when compared to 2010. Currency exchange rates had a negligible impact on international revenue in 2010 when compared to 2009. The Company may act to mitigate the effects of exchange rate fluctuations through the use of operational hedges, such as pricing actions and product sourcing decisions.

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

Interest Rates

At December 31, 2011, the fair value of the Company’s senior notes was estimated at $696.6 million based on the prices the bonds have recently traded in the market as well as the overall market conditions on the date of valuation. The fair value of the senior notes exceeded the carrying value as recorded in the Consolidated Statements of Financial Position at December 31, 2011 by approximately $47.3 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $9.5 million at December 31, 2011.

At December 31, 2010, the fair value of the Company’s senior notes was estimated at $693.8 million based on the prices the bonds have recently traded in the market as well as the overall market conditions on the date of valuation. The fair value of the senior notes exceeded the carrying value as recorded in the Consolidated Statements of Financial Position at December 31, 2010 by approximately $44.7 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounted to approximately $12.7 million at December 31, 2010.

See the section titled “LIQUIDITY AND CAPITAL RESOURCES — Investing Activities:” in Item 7 of this report for a discussion of the Company’s auction rate securities portfolio which is incorporated herein by reference.

Foreign Currency Exchange Rates

Foreign currency exposures arise from transactions denominated in a currency other than the functional currency of the Company or the respective foreign currency of each of the Company’s subsidiaries. The primary currencies to which the Company was exposed on a transaction basis as of the end of the fourth quarter include the Euro, the Canadian dollar, the Swiss franc, the Singapore dollar, the British pound, the Japanese yen, the Hong Kong dollar and the Australian dollar. The Company primarily hedges its transaction foreign exchange exposures with foreign currency forward contracts with maturity dates of approximately three months or less. The potential loss in fair value at December 31, 2011 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $4.8 million. This loss would be mitigated by corresponding gains on the underlying exposures. The potential gain in fair value at December 31, 2010 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates was approximately $15.2 million. This gain would have been mitigated by corresponding losses on the underlying exposures.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Lexmark International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

For the years ended December 31, 2011, 2010 and 2009

(In Millions, Except Per Share Amounts)

	2011	2010	2009
Revenue	$4,173.0	$4,199.7	$3,879.9
Cost of revenue	2,592.4	2,680.2	2,570.1

Gross profit	1,580.6	1,519.5	1,309.8

Research and development	374.5	369.0	375.3
Selling, general and administrative	761.2	701.2	647.8
Restructuring and related charges	2.0	2.4	70.6

Operating expense	1,137.7	1,072.6	1,093.7

Operating income	442.9	446.9	216.1
Interest (income) expense, net	29.9	26.3	21.4
Other (income) expense, net	(0.6)	(1.2)	4.6
Net impairment losses on securities	—	0.3	3.1

Earnings before income taxes	413.6	421.5	187.0
Provision for income taxes	92.7	81.5	41.1

Net earnings	$320.9	$340.0	$145.9

Net earnings per share:
Basic	$4.16	$4.33	$1.87
Diluted	$4.12	$4.28	$1.86
Shares used in per share calculation:
Basic	77.1	78.6	78.2
Diluted	77.9	79.5	78.6
Cash dividends declared per common share	$0.25	$—	$—

See notes to consolidated financial statements.

Lexmark International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

As of December 31, 2011 and 2010

(In Millions)

	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$356.1	$337.5
Marketable securities	793.3	879.7
Trade receivables, net of allowances of $28.0 and $32.8 in 2011 and 2010, respectively	457.8	479.6
Inventories	335.5	366.1
Prepaid expenses and other current assets	266.1	206.7

Total current assets	2,208.8	2,269.6
Property, plant and equipment, net	888.8	904.8
Marketable securities	11.5	18.0
Goodwill	216.4	187.3
Intangibles, net	151.2	155.3
Other assets	160.3	170.2

Total assets	$3,637.0	$3,705.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	486.5	535.3
Accrued liabilities	636.8	711.0

Total current liabilities	1,123.3	1,246.3
Long-term debt	649.3	649.1
Other liabilities	472.7	415.5

Total liabilities	2,245.3	2,310.9

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 1.6 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value:
Class A, 900.0 shares authorized; 71.4 and 78.6 outstanding in 2011 and 2010, respectively	0.9	0.9
Class B, 10.0 shares authorized; no shares issued and outstanding	—	—
Capital in excess of par	866.6	841.5
Retained earnings	1,482.3	1,179.8
Treasury stock, net; at cost; 23.0 and 15.1 shares in 2011 and 2010, respectively	(654.4)	(404.4)
Accumulated other comprehensive loss	(303.7)	(223.5)

Total stockholders’ equity	1,391.7	1,394.3

Total liabilities and stockholders’ equity	$3,637.0	$3,705.2

See notes to consolidated financial statements.

Lexmark International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2011, 2010 and 2009

(In Millions)

	2011	2010	2009
Cash flows from operating activities:
Net earnings	$320.9	$340.0	$145.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	221.8	197.9	213.7
Deferred taxes	41.3	(2.1)	11.0
Stock-based compensation expense	22.2	19.4	20.4
Other	1.1	8.5	8.9
Change in assets and liabilities:
Trade receivables	24.0	(28.5)	2.3
Inventories	30.6	(8.8)	81.2
Accounts payable	(50.6)	22.7	(47.8)
Accrued liabilities	(84.2)	38.7	(16.0)
Other assets and liabilities	(136.1)	(67.4)	(17.4)

Net cash flows provided by operating activities	391.0	520.4	402.2

Cash flows from investing activities:
Purchases of property, plant and equipment	(156.5)	(161.2)	(242.0)
Purchases of marketable securities	(1,400.3)	(1,334.4)	(870.5)
Proceeds from sales of marketable securities	1,287.7	957.5	215.0
Proceeds from maturities of marketable securities	209.0	174.8	679.7
Purchases of business, net of cash acquired	(41.4)	(273.5)	(10.1)
Proceeds from sale of facilities	4.3	5.6	—
Other	0.3	0.6	(0.3)

Net cash flows used for investing activities	(96.9)	(630.6)	(228.2)

Cash flows from financing activities:
Decrease in short term debt	—	—	(6.6)
Repayment of assumed debt	(7.1)	(3.1)	—
Payment of cash dividend	(18.0)	—	—
Issuance of treasury stock	—	0.1	—
Purchase of treasury stock	(250.0)	—	—
Proceeds from employee stock plans	—	0.7	—
Other	2.8	(10.0)	10.4

Net cash flows (used for) provided by financing activities	(272.3)	(12.3)	3.8

Effect of exchange rate changes on cash	(3.2)	0.7	2.3

Net change in cash and cash equivalents	18.6	(121.8)	180.1
Cash and cash equivalents — beginning of period	337.5	459.3	279.2

Cash and cash equivalents — end of period	$356.1	$337.5	$459.3

See notes to consolidated financial statements.

Lexmark International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE EARNINGS

For the years ended December 31, 2011, 2010 and 2009

(In Millions)

	Class A and B Common Stock		Capital in Excess of Par	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Earnings (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2008	77.7	$0.9	$803.5	$692.5	$(404.5)	$(280.3)	$812.1
Comprehensive earnings, net of taxes
Net earnings				145.9			145.9
Other comprehensive earnings (loss):
Pension or other postretirement benefits, net of reclass						8.7
Translation adjustment						27.8
Net unrealized gain (loss) on OTTI mark sec, net of reclass						1.1
Net unrealized gain (loss) on marketable securities, net of reclass						1.8

Other comprehensive earnings (loss)						39.4	39.4
Comprehensive earnings, net of taxes							185.3
Adoption of new accounting guidance — OTTI (1)				1.4		(1.7)	(0.3)
Shares issued under deferred stock plan compensation	0.4						—
Tax benefit (shortfall) related to stock plans			(3.9)				(3.9)
Stock-based compensation			20.4				20.4
Balance at December 31, 2009	78.1	0.9	820.0	839.8	(404.5)	(242.6)	1,013.6
Comprehensive earnings, net of taxes
Net earnings				340.0			340.0
Other comprehensive earnings (loss):
Pension or other postretirement benefits, net of reclass						2.6
Translation adjustment						15.2
Net unrealized gain (loss) on OTTI mark sec, net of reclass						1.2
Net unrealized gain (loss) on marketable securities, net of reclass						0.1

Other comprehensive earnings (loss)						19.1	19.1
Comprehensive earnings, net of taxes							359.1
Shares issued under deferred stock plan compensation	0.5						—
Deferred stock units granted under deferred compensation election			0.1				0.1
Shares issued upon exercise of options	0.0		0.7				0.7
Tax benefit (shortfall) related to stock plans			1.3				1.3
Stock-based compensation			19.4				19.4
Treasury shares issued	0.0				0.1		0.1
Balance at December 31, 2010	78.6	0.9	841.5	1,179.8	(404.4)	(223.5)	1,394.3
Comprehensive earnings, net of taxes
Net earnings				320.9			320.9
Other comprehensive earnings (loss):
Pension or other postretirement benefits, net of reclass						(49.5)
Translation adjustment						(29.6)
Net unrealized gain (loss) on OTTI mark sec, net of reclass						0.1
Net unrealized gain (loss) on marketable securities, net of reclass						(1.2)

Other comprehensive earnings (loss)						(80.2)	(80.2)
Comprehensive earnings, net of taxes							240.7
Shares issued under deferred stock plan compensation	0.7						—
Deferred stock units granted under deferred compensation election			0.7				0.7
Tax benefit (shortfall) related to stock plans			1.8				1.8
Stock-based compensation			22.2				22.2
Dividends declared on Class A common stock, $0.25 per share (2)			0.4	(18.4)			(18.0)
Treasury shares purchased	(7.9)				(250.0)		(250.0)
Balance at December 31, 2011	71.4	$0.9	$866.6	$1,482.3	$(654.4)	$(303.7)	$1,391.7

(1)	Cumulative effect adjustment related to the adoption of accounting guidance regarding recognition and presentation of other-than-temporary impairments (“OTTI”)
(2)	Includes $18.0 million cash dividend paid in 2011 as well as $0.4 million dividend equivalent units granted

See notes to consolidated financial statements.

Lexmark International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Millions, Except Per Share Amounts)

1.	ORGANIZATION AND BUSINESS

Since its inception in 1991, Lexmark International, Inc. (“Lexmark” or the “Company”) has become a leading developer, manufacturer and supplier of printing, imaging, document workflow, and content management solutions for the office. The Company operates in the office imaging and enterprise content and business process management (“ECM and BPM”) markets. Lexmark’s products include laser printers, inkjet printers, multifunction devices, dot matrix printers and the associated supplies/solutions/services, and ECM and BPM software solutions and services. The major customers for Lexmark’s products are large corporations, small and medium businesses (“SMBs”), and the public sector. The Company’s products are principally sold through resellers, retailers and distributors in more than 170 countries in North and South America, Europe, the Middle East, Africa, Asia, the Pacific Rim and the Caribbean.

2.	SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are an integral part of its financial statements.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates:

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S.”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, as well as disclosures regarding contingencies. On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, doubtful accounts, inventories, stock-based compensation, goodwill, intangible assets, income taxes, warranty obligations, copyright fees, restructurings, pension and other postretirement benefits, contingencies and litigation, long-lived assets, and fair values that are based on unobservable inputs significant to the overall measurement. Lexmark bases its estimates on historical experience, market conditions, and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

In determining where measurements lie in the fair value hierarchy, the Company uses default assumptions regarding the general characteristics of the financial instrument as the starting point. The Company then adjusts the level assigned to the fair value measurement, as necessary, based on the weight of the evidence obtained by the Company. For most financial instruments, the Company reviews the levels assigned to its fair value measurements on a quarterly basis and recognizes transfers between levels of the fair value hierarchy as of the beginning of the quarter in which the transfer occurs. For pension plan assets, the Company reviews the levels assigned to its fair value measurements on an annual basis and recognizes transfers between levels as of the beginning of the year in which the transfer occurs.

The Company also performs fair value measurements on a nonrecurring basis for various nonfinancial assets including intangible assets acquired in a business combination, impairment of long-lived assets held for sale, impairment of held and used fixed assets and goodwill and indefinite-lived intangible asset impairment testing. The valuation approach(es) selected for each of these measurements depends upon the specific facts and circumstances.

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

Business Combinations:

The financial results of the businesses that Lexmark has acquired are included in the Company’s consolidated financial results based on the respective dates of the acquisition. The Company allocates the purchase consideration to the identifiable assets acquired and liabilities assumed in the business combination based on their acquisition-date fair values (with certain limited exceptions). The excess of the purchase consideration over the amounts assigned to the identifiable assets and liabilities is recognized as goodwill. The fair values of identifiable intangible assets acquired in business combinations are generally determined using an income approach, requiring financial forecasts and estimates as well as market participant assumptions.

Goodwill and Intangible Assets:

Lexmark assesses its goodwill and indefinite-lived intangible assets for impairment annually as of December 31 or between annual tests if an event occurs or circumstances change that lead management to believe it is more likely than not that an impairment exists. Examples of such events or circumstances include a significant adverse change in the business climate, a significant decrease in the projected cash flows of a reporting unit, or a decline in the market capitalization of the overall Company below its carrying value. Goodwill is tested at the reporting unit level. The Company generally considers both a discounted cash flow analysis, which requires judgments such as projected future earnings and weighted average cost of capital, as well as certain market-based measurements, including multiples developed from prices paid in observed market transactions of comparable companies, in its estimation of fair value for goodwill impairment testing. The Company estimates the fair value of its trade names and trademarks indefinite-lived intangible asset using the relief from royalty method.

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

Long-Lived Assets Held and Used:

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

Financing Receivables:

The Company assesses and monitors credit risk associated with financing receivables, namely sales-type capital lease receivables, through an analysis of both commercial risk and political risk associated with the customer financing. Internal credit quality indicators are developed by the Company’s credit management function, taking into account the customer’s net worth, payment history, long term debt ratings and/or other information available from recognized credit rating services. If such information is not available, the Company estimates a rating based on its analysis of the customer’s audited financial statements prepared and certified in accordance with recognized generally accepted accounting principles. The portfolio is assessed on an annual basis for significant changes in credit ratings or other information indicating an increase in exposure to credit risk. Quantitative disclosures related to financing receivables have been omitted from the Notes to Consolidated Financial Statements as these balances represent less than 2% of the Company’s total assets.

Environmental Remediation Obligations:

Lexmark accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. In the early stages of a remediation process, particular components of the overall obligation may not be reasonably estimable. In this circumstance, the Company recognizes a liability for the best estimate (or the minimum amount in a range if no best estimate is available) of its allocable share of the cost of the remedial investigation-feasibility study, consultant and external legal fees, corrective measures studies, monitoring, and any other component remediation costs that can be reasonably estimated. Accruals are adjusted as further information develops or circumstances change. Recoveries from other parties are recorded as assets when their receipt is deemed probable.

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

Segment Data:

The Company is primarily managed along two segments: Imaging Solutions and Services (“ISS”) and Perceptive Software. ISS offers a broad portfolio of monochrome and color laser printers, laser MFPs and inkjet all-in-one devices as well as a wide range of supplies and services covering its printing products and technology solutions. Perceptive Software offers a complete suite of ECM and BPM software products and solutions.

Revenue Recognition:

General

Lexmark recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Revenue as reported in the Company’s Consolidated Statements of Earnings is reported net of any taxes (e.g., sales, use, value added) assessed by a governmental entity that is directly imposed on a revenue-producing transaction between a seller and a customer.

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

ECM and BPM Software and Solutions

Lexmark has two general forms of software agreements with customers, perpetual licenses and subscription services. Provided that all other recognition criteria has been met, license revenue is recognized when the customer either takes possession of the software via a download, or has been provided with access codes that allow immediate possession of the software. Conversely, subscription services revenue is recognized ratably over the duration of the contract as the customer does not take ownership of the software. Revenue from software support services is recognized as the services are performed, or is deferred and recognized ratably over the life of the contract for ongoing support service obligations that are billed in advance or that are part of multiple element revenue arrangements.

Multiple Element Revenue Arrangements

Lexmark enters into transactions that include multiple elements, such as a combination of products and services. Revenue for these arrangements is allocated to each element based on its relative fair value and is recognized when the revenue recognition criteria for each element have been met. For hardware products and related supplies, relative fair value is determined by utilizing BESP, which is developed using a weighted average price approach taking into account company specific sales data. BESP for the Company’s product related service deliverables is determined by utilizing a cost plus margin approach. For software products and related services, relative fair value is determined using VSOE which is based on company specific stand-alone sales data or renewal rates. For software arrangements, the Company may use the residual method to allocate arrangement consideration as permitted under the existing accounting guidance. For more details on the Company’s multiple element arrangements and the development of BESP, see discussions on Accounting Standards Updates Nos. 2009-13 and 2009-14 under Recent Accounting Pronouncements later in this section.

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

Advertising Costs:

The Company expenses advertising costs when incurred. Advertising expense was approximately $55.3 million, $53.0 million and $51.5 million in 2011, 2010 and 2009, respectively.

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

The rate of compensation increase is determined by the Company based upon its long-term plans for such increases. This assumption is no longer applicable to the U.S. and certain non-U.S. pension plans due to benefit accrual freezes. Unrecognized actuarial gains and losses that fall outside the “10% corridor” are amortized on a straight-line basis over the remaining estimated service period of active participants. The Company has elected to continue using the average remaining service period over which to amortize the unrecognized actuarial gains and losses on the frozen U.S. plan.

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

The fair value of each stock option award on the grant date was estimated using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield, expected stock price volatility, weighted average risk-free interest rate and weighted average expected life of the options. Under the accounting guidance on share-based payment, the Company’s expected volatility assumption used in the Black-Scholes option-pricing model was based exclusively on historical volatility and the expected life assumption was established based upon an analysis of historical option exercise behavior. The risk-free interest rate used in the Black-Scholes model was based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the Company’s expected term assumption. The fair value of each restricted stock unit (“RSU”) award and deferred stock unit (“DSU”) award was calculated using the closing price of the Company’s stock on the date of grant. Under the terms of the Company’s RSU agreements, unvested RSU awards contain forfeitable rights to dividend equivalent units. The fair value of each dividend equivalent unit (“DEU”) was calculated using the closing price of the Company’s stock on the date of the dividend payment.

The Company elected to adopt the alternative transition method provided in the guidance for calculating the tax effects of stock-based compensation pursuant to the adoption of the share-based payment guidance. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon the adoption of the share-based payment guidance.

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

Derivatives:

All derivatives, including foreign currency exchange contracts, are recognized in the Statements of Financial Position at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of underlying assets or liabilities through earnings or recognized in Accumulated other comprehensive earnings (loss) until the underlying hedged item is recognized in earnings. Any ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. Derivatives qualifying as hedges are included in the same section of the Consolidated Statements of Cash Flows as the underlying assets and liabilities being hedged. The Company’s hedging activities in 2009 through 2011 were made up of fair value hedges in which the changes in the fair value of the derivatives were offset against the changes in fair value of the underlying assets or liabilities through earnings.

Net Earnings Per Share:

Basic net earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the reported period. The calculation of diluted net earnings per share is similar to basic, except that the weighted average number of shares outstanding includes the additional dilution from potential common stock such as stock options, restricted stock units, and dividend equivalents.

Accumulated Other Comprehensive (Loss) Earnings:

Accumulated other comprehensive (loss) earnings refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the U.S. are included in comprehensive (loss) earnings but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax. Lexmark’s Accumulated other comprehensive (loss) earnings is composed of deferred gains and losses related to pension or other postretirement benefits, foreign currency exchange rate adjustments, and net unrealized gains and losses on marketable securities including the non-credit loss component of OTTI beginning in 2009 based on the amended accounting guidance. The Company presents each item of other comprehensive (loss) earnings on a net basis, displaying the combination of reclassification adjustments and other changes as a single amount.

Recent Accounting Pronouncements:

Accounting Standards Updates Recently Issued and Adopted

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 contains amendments to the ASC that address how to determine whether a multiple-deliverable arrangement contains more than one unit of accounting and how to measure and allocate arrangement consideration to the separate units of accounting in the arrangement. Specifically, ASU 2009-13 removes the requirement that there be objective and reliable evidence of fair value of the undelivered item(s) in order to recognize the delivered item(s) as separate unit(s) of accounting. The ASU also requires that an entity use BESP to allocate the arrangement consideration to separate units of accounting when neither VSOE nor TPE is available. Under the amended guidance, the residual method of allocating arrangement consideration is no longer permitted.

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

The Company adopted these ASUs on a prospective basis for revenue arrangements entered into or materially modified during the fiscal year beginning January 1, 2011. Information regarding the Company’s revenue arrangements as well as certain transition disclosures required under the amended guidance is included in the paragraphs to follow. The adoption of the amended guidance did not have, nor is it expected to have, a material effect on the Company’s financial statements based on the Company’s current operations. However, these ASUs could become more important to the Company’s financial statements in the future depending on the growth in MPS agreements and the integration of the Company’s software businesses acquired in 2011 and 2010.

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

The selling price of each deliverable is determined by establishing VSOE, TPE or BESP for each delivered item. Under previous guidance, the Company was unable to establish VSOE or TPE in regards to certain equipment deliverables, thus consideration was allocated using the residual method. Under the new guidance, if VSOE or TPE is not determinable, the Company utilizes its best estimate of selling price in order to allocate consideration for those deliverables.

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

The Company’s method for determining management’s best estimate of selling price for products starts with a review of historical standalone sales data. Prior sales are grouped by product and key data points utilized such as the average unit price and the weighted average price in order to incorporate the frequency of each product sold at any given price. Due to the large number of product offerings, products are then grouped into common product categories (families) incorporating similarities in function and use and a BESP discount is determined by common product category. This discount is then applied to product list price to arrive at a product BESP. This method is performed and applied at a geography level in order to incorporate variances in product pricing across worldwide boundaries.

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

For multiple deliverable arrangements that involve capital leases or the upfront purchase of hardware equipment, the use of best estimate of selling price could result in the Company recognizing a larger portion of revenue earlier in the contract life when compared to using the residual method under prior guidance. This difference in the timing of revenue recognition did not have a material impact to the Company’s 2011 consolidated financial statements and is not expected to materially impact the Company’s financial statements for new or materially modified arrangements. Additionally, there will be little to no effect on the timing of revenue recognition from the use of a best estimate of selling price for operating leases or for the services and supplies components of multiple deliverable arrangements as revenue for deliverables in these arrangements is recognized ratably or as services are performed.

With respect to the new software guidance, the modification did not result in a change in the amounts or timing of revenue recognition for the Company’s multiple deliverable arrangements that contain software components. Software included within the equipment component that was considered incidental under the previous guidance will continue to be accounted for as part of the sale of the equipment under the amended guidance. Software that is not considered incidental and does not function together with the non-software components to deliver the equipment’s essential functionality will continue to be accounted for under the industry-specific software revenue recognition guidance. The residual method of allocating arrangement consideration is still permitted under the industry-specific software revenue recognition guidance.

Accounting Standards Updates Recently Issued But Not Yet Effective

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 changes certain fair value measurement principles and clarifies the application of existing fair value measurement guidance. Amendments of this nature include limiting the concepts of valuation premise and highest and best use to the measurement of nonfinancial assets. ASU 2011-04 also requires additional fair value disclosures including a qualitative discussion about the sensitivity of recurring Level 3 fair value measurements and the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed. The amendments will be effective for the Company in the first quarter of fiscal 2012 and must be applied prospectively. Although the Company is in the process of evaluating the impact of the new guidance, it currently believes that the changes to the fair value measurement guidance will not have a significant impact on its financial statements.

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

In December, 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 defers the new requirement to present reclassification adjustments on the face of the financial statements for both interim and annual periods, reinstating the reporting requirements related to reclassification adjustments in effect before ASU 2011-05.

ASU 2011-05 and ASU 2011-12, collectively, require retrospective application and will be effective for the Company in the first quarter of fiscal 2012. Although early adoption is permitted, the Company has not adopted the ASUs for its 2011 financial statements. The adoption of ASU 2011-05 and ASU 2011-12 will require changes in the presentation of the Company’s financial statements and notes but should have no other impact on the Company.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). The amendments in ASU 2011-08 permit an entity to first assess qualitatively whether it is necessary to perform step one of the two-step annual goodwill impairment test required under existing guidance. Under the amended guidance, an entity is required to perform step one only if the entity determines through its qualitative assessment that it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. ASU 2011-08 also provides examples of events and circumstances that an entity should consider when performing the qualitative assessment. The examples of events and circumstances included in the amended guidance replace those used under existing guidance to determine whether it is necessary to test goodwill for impairment during interim periods. The amendments in ASU 2011-08 must be applied prospectively to goodwill impairment tests performed by the Company for its 2012 fiscal year. Although the Company was permitted to early adopt the amendments under ASU 2011-08, the Company did not apply the amended guidance to its annual impairment tests performed in the fourth quarter of 2011. The Company is in the process of evaluating the effect(s) of the amended guidance on its annual goodwill impairment tests but anticipates no material impact to the Company’s financial statements upon adoption.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 amends the disclosure requirements on offsetting financial instruments, requiring entities to disclose both gross information and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2011-11 does not change the existing offsetting eligibility criteria or the permitted balance sheet presentation for those instruments that meet the eligibility criteria. The amendments will be effective for the Company in the first quarter of fiscal 2013 and must be applied retrospectively, requiring disclosures for all comparative periods presented.

The FASB and SEC issued other guidance during 2011, not discussed above, that related to technical changes of existing guidance or new guidance that is not applicable to the Company’s current financial statements and disclosures.

Reclassifications:

Certain prior year amounts have been reclassified, if applicable, to conform to the current presentation. Refer to Note 4 of the Notes to Consolidated Financial Statements for information regarding the first quarter 2011 measurement period adjustment applied retrospectively to the Consolidated Statements of Financial Position related to the acquisition of Perceptive Software that occurred in the second quarter of 2010.

3.	FAIR VALUE

General

The accounting guidance for fair value measurements defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles (“GAAP”), and requires disclosures about fair value measurements. The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As part of the framework for measuring fair value, the guidance establishes a hierarchy of inputs to valuation techniques used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	December 31, 2011 Based on				December 31, 2010 Based on
	Fair value	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)	Fair value	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets measured at fair value on a recurring basis:
Government & agency debt securities	$342.1	$226.3	$114.3	$1.5	$306.8	$243.1	$63.7	$—
Corporate debt securities	377.9	24.6	334.8	18.5	483.7	21.5	459.4	2.8
AB & MB securities	73.3	—	68.5	4.8	89.2	—	82.5	6.7
Total available-for-sale marketable securities — ST	793.3	250.9	517.6	24.8	879.7	264.6	605.6	9.5
Foreign currency derivatives (1)	0.1	—	0.1	—	4.2	—	4.2	—
Auction rate securities — municipal debt	8.2	—	—	8.2	14.5	—	—	14.5
Auction rate securities — preferred	3.3	—	—	3.3	3.5	—	—	3.5
Total available-for-sale marketable securities — LT	11.5	—	—	11.5	18.0	—	—	18.0
Total	$804.9	$250.9	$517.7	$36.3	$901.9	$264.6	$609.8	$27.5
Liabilities measured at fair value on a recurring basis:
Foreign currency derivatives (1)	$1.0	$—	$1.0	$—	$—	$—	$—	$—
Total	$1.0	$—	$1.0	$—	$—	$—	$—	$—

AB = Asset-backed

MB = Mortgage-backed

(1)

Foreign currency derivative assets and foreign currency derivative liabilities are included in Prepaid expenses and other current assets and Accrued Liabilities, respectively, on the Consolidated Statements of Financial Position. See Note 18 of the Notes to the Consolidated Financial Statements for disclosure of derivative assets and liabilities on a gross basis.

Excluded from the 2011 table above were financial instruments included in Cash and cash equivalents on the Consolidated Statements of Financial Position. Investments considered cash equivalents included approximately $235.9 million of money market funds, $6.5 million of U.S. government and agency securities and $2.0 million of corporate debt securities at December 31, 2011. Excluded from the 2010 table above were financial instruments included in Cash and cash equivalents on the Consolidated Statements of Financial Position. Investments considered cash equivalents included approximately $132.7 million of money market funds, $63.1 million of U.S. government and agency debt securities and $12.3 million of corporate debt securities at December 31, 2010. The amortized cost of these investments closely approximates fair value in accordance with the Company’s policy regarding cash equivalents. Fair value of these instruments is readily determinable using the methods described below for marketable securities or, in the case of money market funds, based on the fair value per share (unit) determined and published as the basis for current transactions.

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the year ended December 31, 2011:

Available-for-sale marketable securities

Twelve Months Ended, December 31, 2011	Total Level 3 securities	Agency debt securities	Corporate debt securities	AB and MB securities	ARS - muni debt securities	ARS - preferred securities
Balance, beginning of period	$27.5	$—	$2.8	$6.7	$14.5	$3.5
Realized and unrealized gains/(losses) included in earnings*	0.3	—	0.2	0.1	—	—
Unrealized gains/(losses) included in OCI — OTTI securities	(0.2)	—	(0.1)	(0.2)	0.1	—
Unrealized gains/(losses) included in OCI — All other	0.2	—	(0.1)	—	0.5	(0.2)
Purchases	6.9	—	6.1	0.8	—	—
Sales and redemptions	(18.7)	—	(9.4)	(2.4)	(6.9)	—
Maturities	(1.1)	—	(1.1)	—	—	—
Transfers in	24.7	1.5	20.7	2.5	—	—
Transfers out	(3.3)	—	(0.6)	(2.7)	—	—
Balance, end of period	$36.3	$1.5	$18.5	$4.8	$8.2	$3.3

OCI = Other comprehensive income

OTTI = Other-than-temporary impairment

AB = Asset-backed

MB = Mortgage-backed

ARS = Auction rate security

*	Included in Other (income) expense, net on the Consolidated Statements of Earnings

Of the realized and unrealized losses included in earnings during the year ended December 31, 2011, none were related to Level 3 securities held by the Company at December 31, 2011.

For purposes of comparison, the following tables present additional information about Level 3 assets measured at fair value on a recurring basis for the year ended December 31, 2010:

Available-for-sale marketable securities

Twelve Months Ended, December 31, 2010	Total Level 3 securities	Corporate debt securities	AB and MB securities	ARS - muni debt securities	ARS - preferred securities
Balance, beginning of period	$25.4	$1.0	$2.4	$18.6	$3.4
Realized and unrealized gains/(losses) included in earnings*	(0.2)	—	(0.2)	—	—
Unrealized gains/(losses) included in OCI — OTTI securities	1.2	—	0.6	0.6	—
Unrealized gains/(losses) included in OCI — All other	0.1	—	0.2	(0.2)	0.1
Purchases	8.4	8.4	—	—	—
Sales and redemptions	(10.1)	(3.7)	(1.9)	(4.5)	—
Transfers in	11.1	5.1	6.0	—	—
Transfers out	(8.4)	(8.0)	(0.4)	—	—
Balance, end of period	$27.5	$2.8	$6.7	$14.5	$3.5

OCI = Other comprehensive income

OTTI = Other-than-temporary impairment

AB = Asset-backed

MB = Mortgage-backed

ARS = Auction rate security

*	Included in Other (income) expense, net on the Consolidated Statements of Earnings

Realized and unrealized losses included in earnings during 2010 included $0.2 million of OTTI of Level 3 mortgage-backed securities that were held by the Company at December 31, 2010. OTTI is recorded in Net impairment losses on securities on the Consolidated Statements of Earnings.

Transfers

2011

The Company transferred, on a gross basis, $80.3 million of U.S. agency debt securities and $20.2 million of corporate debt securities from Level 1 to Level 2 due to lower levels of market activity noted during 2011. The Company also transferred from Level 2 to Level 1, on a gross basis, $21.6 million of U.S. agency debt securities and $36.8 million of corporate debt securities due to trading volumes sufficient to indicate an active market for the securities.

Additionally, as indicated in the table above, the Company transferred, on a gross basis, $2.5 million of asset-backed securities, $20.7 million of corporate debt securities and $1.5 million of U.S. agency debt securities from Level 2 to Level 3 during 2011. The Company was unable to corroborate the consensus price of these securities with a sufficient level of observable market data to maintain Level 2 classification. The Company also transferred, on a gross basis, $3.3 million of corporate debt and mortgage-backed securities from Level 3 to Level 2 as the Company was able to obtain information demonstrating that the prices were observable in the market as of December 31, 2011.

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

Valuation Techniques

Marketable securities — general

The Company evaluates its marketable securities in accordance with Financial Accounting Standards Board (“FASB”) guidance on accounting for investments in debt and equity securities, and has determined that all of its investments in marketable securities should be classified as available-for-sale and reported at fair value. The Company generally employs a market approach in valuing its marketable securities, using quoted market prices or other observable market data when available. In certain instances, when observable market data is lacking, fair values are determined using valuation techniques consistent with the income approach whereby future cash flows are converted to a single discounted amount.

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

Government and agency debt securities

The Company’s government and agency debt securities are generally highly liquid investments having multiple sources of pricing with low variability among the data providers. The consensus price method, described previously, is used to select the most appropriate price. Fair value measurements for U.S. government securities are most often based on quoted market prices in active markets and are generally categorized as Level 1. U.S. agency debt securities and international government debt securities may exhibit lower levels of market activity and are classified into the most appropriate level according to the process described in the paragraph above.

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

Auction rate securities

The Company’s auction rate securities for which recent auctions were unsuccessful are made up of student loan revenue bonds valued at $2.7 million, municipal sewer and airport revenue bonds valued at $5.5 million, and auction rate preferred stock valued at $3.3 million at December 31, 2011. The Company’s auction rate securities for which recent auctions were unsuccessful were made up of student loan revenue bonds valued at $9.0 million, municipal sewer and airport revenue bonds valued at $5.5 million, and auction rate preferred stock valued at $3.5 million at December 31, 2010.

At December 31, 2011, the Company’s auction rate securities for which recent auctions were unsuccessful were valued using a discounted cash flow model based on the characteristics of the individual securities, which the Company believes yields the best estimate of fair value. The first step in the valuation included a credit analysis of the security which considered various factors including the credit quality of the issuer (and insurer if applicable), the instrument’s position within the capital structure of the issuing authority, and the composition of the authority’s assets including the effect of insurance and/or government guarantees. Next, the future cash flows of the instruments were projected based on certain assumptions regarding the auction rate market significant to the valuation including (1) the auction rate market will remain illiquid and auctions will continue to fail causing the interest rate to be the maximum applicable rate and (2) the securities will not be redeemed. These assumptions resulted in discounted cash flow analysis being performed through the legal maturities of most of the securities, ranging from July 2032 through December 2037, or in the case of the auction rate preferred stock, through the mandatory redemption date of December 2021. The projected cash flows were then discounted using the applicable yield curve plus a 250 basis point liquidity premium added to the applicable discount rate. Different assumptions were used for one of the Company’s municipal bonds due to the distressed financial conditions of both the issuer and the insurer. The fair value of this security was $2.4 million, and was primarily based on the expected recoveries that holders could realize from bankruptcy proceedings after a likely work out period of 0.75 years.

Derivatives

The Company employs a foreign currency risk management strategy that periodically utilizes derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. Fair values for the Company’s derivative financial instruments are based on pricing models or formulas using current market data. Variables used in the calculations include forward points and spot rates at the time of valuation. Because of the very short duration of the Company’s transactional hedges there is minimal risk of nonperformance. At December 31, 2011 and 2010, all of the Company’s forward exchange contracts were designated as Level 2 measurements in the fair value hierarchy. Refer to Note 18 of the Notes to the Consolidated Financial Statements for more information regarding the Company’s derivatives.

Senior notes

In May 2008, the Company issued $350 million of five-year fixed rate senior unsecured notes and $300 million of ten-year fixed rate senior unsecured notes.

At December 31, 2011, the fair values of the Company’s five-year and ten-year notes were estimated to be $364.1 million and $332.5 million, respectively, based on the prices the bonds have recently traded in the market as well as the overall market conditions on the date of valuation. The $696.6 million total fair value of the debt is not recorded on the Company’s Consolidated Statements of Financial Position and is therefore excluded from the 2011 fair value table above. The total carrying value of the senior notes, net of $0.7 million discount, was $649.3 million on the December 31, 2011 Consolidated Statements of Financial Position.

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

Refer to Note 13 of the Notes to the Consolidated Financial Statements for additional information regarding the senior notes.

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

Refer to Note 17 of the Notes to the Consolidated Financial Statements for disclosures regarding the fair value of plan assets.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis Subsequent to Initial Recognition

2011

		Fair Value Measurements Using
	Fair value	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)	Total gains (losses) YTD 2011
Long-lived assets held for sale*	$6.8	$—	$—	$6.8	$(5.9)
					$(5.9)

* Pertains to measurements during the year ended December 31, 2011.

Certain assets were sold and derecognized in the third quarter of 2011.

There were no material fair value adjustments to assets or liabilities measured at fair value on a nonrecurring basis subsequent to initial recognition during 2010.

Long-lived assets held for sale

Related to the April 2009 restructuring plan, the Company’s inkjet cartridge manufacturing facility in Juarez, Mexico qualified as held for sale in the first quarter of 2010. During the first quarter of 2011, in accordance with the guidance on accounting for the impairment or disposal of long-lived assets, the building and land with a carrying value of $4 million ($3 million in previous periods due to foreign currency translation) were written down to their fair value less cost to sell of $3 million, resulting in a loss of $1 million for the year ended December 31, 2011. The loss is included in Selling, general and administrative on the Consolidated Statements of Earnings. Fair value was estimated using a market approach, based on available data for transactions in the region as well as the asking price of a comparable property. The decrease in fair value during the first quarter of 2011 was driven by the worsening of the industrial market in Juarez. Subsequent to the recognition of the loss during the first quarter of 2011, the Company received an offer to purchase the facility comparable to the estimated fair value. The Company completed the sale in the third quarter of 2011. Total proceeds from the sale were $3.0 million, which resulted in a $0.6 million pre-tax gain recognized in Selling, general and administrative on the Consolidated Statements of Earnings in the third quarter of 2011.

Related to the 2007 restructuring plan, the Company’s Orleans, France facility qualified as held for sale in the second quarter of 2009. The carrying value of the building and land held for sale was approximately $7 million at September 30, 2011. Due to certain developments subsequent to the time the facility qualified as held for sale, negotiations with a potential buyer ceased in the fourth quarter of 2011. As a result the facility was written down to fair value less cost to sell of $3 million, resulting in a loss of $4 million included in Selling, general and administrative on the Company’s Consolidated Statements of Earnings for the year ended December 31, 2011. Fair value was estimated using an income approach considering, from a market participant standpoint, discounted cash flows associated with developing, leasing and ultimately selling the facility. The facility is included in Property, plant and equipment, net on the Consolidated Statements of Financial Position. The Company is actively marketing the facility for sale and is taking steps to minimize recurring expenses associated with the facility. The Company received a $0.7 million payment in the fourth quarter of 2011 pursuant to a letter of commitment signed in the first quarter of 2010 that obligated the potential buyer to 10% of the $7 million sale price.

Land held by the Company in Tatabanya, Hungary with a carrying value of $2 million was written down to fair value less cost to sell of $1 million during the second quarter of 2011 due to the Company’s receipt of an offer to purchase the land that was less than the carrying value of the land. The $1 million loss is included in Selling, general and administrative on the Consolidated Statements of Earnings for the year ended December 31, 2011. The Company completed the sale in the third quarter of 2011. Total proceeds from the sale were $1.3 million. No gain or loss was realized on the sale in the third quarter of 2011.

4. BUSINESS COMBINATIONS

Acquisition of Pallas Athena Holdings B.V.

On October 18, 2011, the Company acquired all issued and outstanding shares in Pallas Athena Holdings B. V. (“Pallas Athena”) in a cash transaction valued at approximately $50.2 million. Pallas Athena is a leading provider of BPM, document output management and process mining software capabilities. The acquisition allows the Company to further strengthen its fleet management solutions and services with a broader range of workflow solutions. The acquisition also will enable the Company’s Perceptive Software segment to expand its presence in EMEA, while concurrently leveraging the Company’s growing worldwide sales force to sell these software solutions globally.

Of the $50.2 million total cash payment, $41.4 million was paid to acquire the outstanding shares of Pallas Athena, $7.1 million was used to repay debt and short-term borrowings, $1.2 million was used to pay seller transaction fees, and $0.5 million was used to repay other obligations of Pallas Athena.

The following table summarizes the assets acquired and liabilities assumed as of the acquisition date.

Trade receivables	$2.1
Other assets	0.3
Property, plant and equipment	0.2
Identifiable intangible assets	20.7
Accounts payable	(1.9)
Short-term borrowings	(5.0)
Deferred revenue	(0.2)
Other liabilities	(1.6)
Long-term debt	(2.1)
Deferred tax liability, net (*)	(4.6)
Total identifiable net assets	7.9
Goodwill	33.5
Total purchase price	$41.4

*	Deferred tax liability, net primarily relates to purchased identifiable intangible assets and is shown net of deferred tax assets.

A change to the acquisition date value of the identifiable net assets during the measurement period (up to one year from the acquisition date) will affect the amount of the purchase price allocated to goodwill.

The fair value of trade receivables approximated the carrying value of $2.1 million. The gross amount due from customers was $2.1 million, all of which the Company expects to collect.

The following table summarizes the identifiable intangible assets recognized in the acquisition of Pallas Athena. The intangible assets subject to amortization are being amortized on a straight-line basis over their estimated useful lives as of the acquisition date, according to the following schedule.

	Fair Value Recognized	Weighted-Average Useful Life
Intangible assets subject to amortization:
Trade names	$2.6	10.0 years
Customer relationships	7.8	5.0 years
Non-compete agreements	0.1	3.0 years
Purchased technology	8.9	5.0 years
Total	19.4	5.7 years
Intangible assets not subject to amortization:
In-process technology	1.3	*
Total identifiable intangible assets	$20.7

*	Amortization to begin upon completion of the project

The Company assumed $5.0 million of short-term borrowings and $2.1 million of long-term debt in the acquisition. These amounts were repaid shortly after the acquisition and are included in Repayment of assumed debt in the financing section of the Company’s Consolidated Statements of Cash Flows for 2011. There was no gain or loss recognized on the extinguishment of the debt.

Goodwill of $33.5 million arising from the acquisition was assigned to the Perceptive Software reportable segment and consisted largely of projected future revenue and profit growth, including benefits from Lexmark’s international structure and sales channels and entity-specific synergies expected from combining Pallas Athena with Lexmark’s business. None of the goodwill recognized is expected to be deductible for income tax purposes.

The acquisition of Pallas Athena is included in Purchases of businesses net of cash acquired in the investing section of the Consolidated Statements of Cash Flows for 2011 in the amount of

$41.4 million, which is the total purchase price. Of the total purchase price, $4.1 million was placed in escrow for a period of 18 months following the completion of the acquisition to secure indemnification obligations of the sellers relating to the accuracy of representations and warranties and the satisfaction of covenants. The acquisition consideration held in escrow does not meet the definition of contingent consideration as provided under the accounting guidance for business combinations. The amount held in escrow was included in the acquisition accounting as part of the consideration transferred by the Company as representations and warranties were expected to be valid as of the acquisition date.

During the fourth quarter of 2011, certain employees of Pallas Athena were granted restricted stock units by the Company. Because the Company was not obligated to issue replacement share-based payment awards to the employees, the awards are accounted for as a separate transaction and recognized as post-combination expense over the requisite service period. The awards are included in the disclosures provided in Note 6 to the Notes to Consolidated Financial Statements and are not material for separate disclosure.

Acquisition-related costs of approximately $2 million, including $1.2 million of seller transaction fees paid by the Company (discussed previously), were charged directly to operations and were included in Selling, general and administrative on the Consolidated Statements of Earnings. Acquisition-related costs include finder’s fees, legal, advisory, valuation, accounting, and other fees incurred to effect the business combination. Acquisition-related costs above do not include travel and integration expenses.

Although there were no material contingencies recognized on the date of acquisition, future adjustments to the purchase price allocation could result if new information is obtained during the measurement period about facts and circumstances that existed at the acquisition date. Specifically, employee-related contingencies were identified but were not recognized on the acquisition date on the basis that a reliable estimate of fair value could not be determined and the Company’s assessment that the existence of a liability was not probable. Furthermore, the Company was specifically indemnified for these matters in the purchase agreement. However, it is reasonably possible that a liability and an indemnification asset existed on the date of acquisition. The amount of such liability was estimated to be in the range of $0 million to $6 million. If a liability were to be recognized in the future, an indemnification asset would also be recognized at the same time and measured on the same basis as the indemnified item, subject to the need for a valuation allowance for uncollectible amounts.

Because Pallas Athena’s current levels of revenue and net earnings are not material to the Company’s Consolidated Statements of Earnings, supplemental pro forma revenue and net earnings disclosures have been omitted.

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

The following table summarizes the assets acquired and liabilities assumed as of the acquisition date including the effect of measurement period adjustments recorded in 2011 and 2010 as discussed below.

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

A change to the acquisition date value of the identifiable net assets during the measurement period (up to one year from the acquisition date) affects the amount of the purchase price allocated to goodwill. Changes to the purchase price allocation are adjusted retrospectively to the consolidated financial results. The values above include a measurement period adjustment recorded in 2011 affecting Goodwill $2.2 million and Deferred tax liability, net $(2.2) million. The values above also include measurement period adjustments recorded in 2010 subsequent to the acquisition affecting Other assets $2.5 million, Deferred tax liability, net $(5.2) million, Other liabilities $(2.3) million, and Goodwill $5.0 million. The measurement period adjustments were recorded based on information obtained subsequent to the acquisition related to certain income tax matters contemplated by the Company at the acquisition date. The December 31, 2010 balances for Goodwill and Other assets on the Consolidated Statements of Financial Position have been revised to include the effect of the measurement period adjustment recorded in 2011.

The fair value of trade receivables approximates its carrying value of $26.2 million. The gross amount due from customers is $27.7 million, of which $1.5 million is estimated to be uncollectible.

The following table summarizes the identifiable intangible assets recognized in the acquisition of Perceptive Software. The intangible assets subject to amortization are being amortized on a straight-line basis over their estimated useful lives as of the acquisition date, according to the following schedule.

	Fair Value Recognized	Weighted-Average Useful Life
Intangible assets subject to amortization:
Customer relationships	$35.8	8.0 years
Non-compete agreements	1.6	3.0 years
Purchased technology	74.3	5.0 years
Total	111.7	5.9 years
Intangible assets not subject to amortization:
In-process technology	1.9	*
Trade names and trademarks	32.3	N/A
Total	34.2
Total identifiable intangible assets	$145.9

* The in-process technology was not subject to amortization at the acquisition date, but began amortizing upon completion of the project in the first quarter of 2011, over a 5 year estimated useful life.

The trade names and trademarks are considered to have an indefinite life taking into account their substantial recognition among customers, the intellectual property rights are secure and can be maintained with relatively little cost and effort, and there are no current plans to change or abandon usage of them. Declarations of use and renewals of registrations will take place as required.

The Company assumed $3.1 million of long term debt in the acquisition. The debt was repaid in the second quarter of 2010 after the acquisition date and is included in Repayment of assumed debt in the financing section of the Company’s Consolidated Statements of Cash Flows. There was no gain or loss recognized on the early extinguishment of long term debt.

Other liabilities of $14.5 million assumed in the transaction were made up mostly of accrued expenses, such as accrued payroll and related taxes, vacation, incentive compensation, and commissions.

Goodwill of $161.8 million, net of measurement period adjustments, arising from the acquisition consisted largely of projected future revenue and profit growth, including benefits from Lexmark’s international structure and sales channels, and the synergies expected from combining the businesses. All of the goodwill was assigned to Perceptive Software, which remains a stand-alone business within the Company for purposes of segment reporting. None of the goodwill recognized is expected to be deductible for income tax purposes.

The acquisition of Perceptive Software is included in Purchases of businesses net of cash acquired in the investing section of the Consolidated Statements of Cash Flows in the amount of $266.8 million, which is the total purchase price of $280 million net of cash acquired of $13.2 million.

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

Determination of Fair Value — Pallas Athena and Perceptive Software

For both the Pallas Athena and Perceptive Software acquisitions, the total amount recognized for the acquired identifiable net assets was driven by the fair values of intangible assets. Valuation techniques and key inputs and assumptions used to value the most significant identifiable intangible assets are discussed below.

Customer relationships for both acquisitions were valued using the with and without method of the income approach, which estimates the value of the intangible asset by quantifying the lost profits under a hypothetical condition where the customer relationships no longer exist immediately following the acquisition and must be re-created.

Purchased technology, or developed technology, was valued for both acquisitions using the excess earnings method under the income approach, which estimates the value of the intangible asset by calculating the present value of the incremental after-tax cash flows, or excess earnings, attributable solely to the developed technology over the estimated period that it generates revenues. After-tax cash flows were calculated by applying cost, expense, income tax, and contributory asset charge assumptions to the estimated developed technology revenue streams. Contributory asset charges included net working capital, net fixed assets, assembled workforce, trade name and trademarks, customer relationships, and non-compete agreements. The analysis was performed over a technology migration period of eight to ten years for Pallas Athena and nine years for Perceptive Software.

Trade name and trademarks for both acquisitions were valued using the relief from royalty method under the income approach, which estimates the value of the intangible asset by discounting to fair value the hypothetical royalty payments a market participant would be willing to pay to enjoy the benefits of the asset. The royalty rate assumption was developed taking into account data regarding third party license agreements as well as certain characteristics of the acquirees and their operations. Royalty rates of 0.25% and 1% were used in the valuation of Pallas Athena trade names. A royalty rate of 2% was used in the valuation of Perceptive Software trade name and trademarks.

The after-tax cash flows for the intangible assets discussed in Determinations of Fair Value – Pallas Athena and Perceptive Software were discounted to fair value utilizing a required return of 13% for Pallas Athena and 14% for Perceptive Software.

The fair value of deferred revenue was determined for both acquisitions based on the direct and incremental costs to fulfill the performance obligation plus a profit mark-up of 10% based on the consideration of a hypothetical third-party servicing firm which the Company believes is representative of market participant assumptions.

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

5. RESTRUCTURING AND RELATED CHARGES

January 2012 Restructuring Plan

General

As part of Lexmark’s ongoing strategy to increase the focus of its talent and resources on higher usage business platforms, the Company announced restructuring actions (the “January 2012 Restructuring Plan”) on January 31, 2012. This action will better align the Company’s sales and marketing resources with its business customer focus, adjust manufacturing capacity in its declining legacy product lines, and align and reduce our support structure consistent with our focus on business customers. The Company expects to redeploy a significant portion of the savings from these initiatives towards business products, solutions and channels. The January 2012 Restructuring Plan includes reductions primarily in the areas of manufacturing, marketing, sales and other infrastructure. The Company expects these actions to be principally complete by the end of the first quarter of 2013.

The January 2012 Restructuring Plan is expected to impact about 625 positions worldwide and will result in total pre-tax charges of approximately $27 million with approximately $8 million incurred in the fourth quarter of 2011. Approximately $19 million of remaining charges are expected to be incurred in 2012. The Company expects the total cash cost of the January 2012 Restructuring Plan to be approximately $16 million.

The Company expects to incur total charges related to the January 2012 Restructuring Plan of approximately $24 million in ISS and approximately $3 million in All other.

Impact to 2011 Financial Results

For the year ended December 31, 2011, the Company incurred charges for the Company’s January 2012 Restructuring Plan as follows:

2011
Accelerated depreciation charges	$4.5
Employee termination benefit charges	3.1
Total restructuring-related charges	$7.6

Accelerated depreciation charges for the January 2012 Restructuring Plan and all of the other restructuring plans were determined in accordance with FASB guidance on accounting for the impairment or disposal of long-lived assets. For the year ended December 31, 2011, the Company incurred $4.5 million of accelerated depreciation charges in Cost of revenue on the Consolidated Statements of Earnings.

Employee termination benefit charges for the January 2012 Restructuring Plan and all of the other restructuring plans were recorded in accordance with FASB guidance on employers’ accounting for postemployment benefits and guidance on accounting for costs associated with exit or disposal activities, as appropriate. For the year ended December 31, 2011, employee termination benefit charges of $3.1 million, which include severance, medical and other benefits are included in Restructuring and related charges on the Consolidated Statements of Earnings.

For the year ended December 31, 2011, the Company incurred restructuring-related charges of $7.6 million related to the January 2012 Restructuring Plan in ISS.

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits in connection with the January 2012 Restructuring Plan. The liability is included in Accrued liabilities on the Company’s Consolidated Statements of Financial Position.

Employee Termination Benefits
Balance at January 1, 2011	$—
Costs incurred	3.1
Balance at December 31, 2011	$3.1

October 2009 Restructuring Plan

General

On October 20, 2009, the Company announced the October 2009 Restructuring Plan as part of its ongoing plans to improve the efficiency and effectiveness of its operations. The Company continues its focus on refining its selling and service organization, reducing its general and administrative expenses, consolidating its cartridge manufacturing capacity, and enhancing the efficiency of its supply chain infrastructure. The actions taken will reduce cost and expense across the organization, with a focus in manufacturing and supply chain, service delivery overhead, marketing and sales support, corporate overhead and development positions as well as reducing cost through consolidation of facilities in supply chain and cartridge manufacturing. The October 2009 Restructuring Plan is considered substantially completed and any remaining charges to be incurred are expected to be immaterial.

The October 2009 Restructuring Plan is expected to impact about 770 positions worldwide. Total pre-tax charges of approximately $70 million are expected for the October 2009 Restructuring Plan with $69.0 million of total charges incurred to date. The Company expects the total cash cost of the October 2009 Restructuring Plan to be approximately $57 million.

The Company expects to incur total charges related to the October 2009 Restructuring Plan of approximately $56.3 million in ISS and approximately $13.7 million in All other.

Impact to 2011, 2010 and 2009 Financial Results

For the years ended December 31, 2011, 2010 and 2009, the Company incurred charges (reversals) for the October 2009 Restructuring Plan as follows:

	2011	2010	2009
Accelerated depreciation charges	$2.3	$3.5	$6.2
Employee termination benefit charges (reversals)	(1.2)	1.5	52.4
Contract termination and lease charges (reversals)	(0.1)	3.4	1.0
Total restructuring-related charges	$1.0	$8.4	$59.6

For the year ended December 31, 2011, the Company incurred $2.3 million of accelerated depreciation charges in Selling, general and administrative on the Consolidated Statements of Earnings. For the years ended December 31, 2010 and 2009, accelerated depreciation charges of $1.7 million and $6.2 million, respectively, are included in Cost of revenue, and $1.8 million and zero, respectively, are included in Selling, general and administrative on the Consolidated Statements of Earnings.

For the years ended December 31, 2011, 2010 and 2009, employee termination benefit charges (reversals) and contract termination and lease charges (reversals) are included in Restructuring and related charges on the Consolidated Statements of Earnings. Contract termination and lease charges for the October 2009 Restructuring Plan and all of the other restructuring plans were recorded in accordance with FASB guidance on accounting for costs associated with exit or disposal activities. The $(1.3) million reversal for employee termination benefit and contract termination and lease charges in 2011 is due primarily to revisions in assumptions.

For the years ended December 31, 2011, 2010 and 2009, the Company incurred restructuring-related charges in the Company’s segments as follows:

	2011	2010	2009
ISS	$0.9	$6.4	$47.9
All other	0.1	2.0	11.7
Total charges	$1.0	$8.4	$59.6

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits and contract termination and lease charges in connection with the October 2009 Restructuring Plan. Of the total $6.7 million restructuring liability, $2.8 million is included in Accrued liabilities and $3.9 million is included in Other liabilities on the Company’s Consolidated Statements of Financial Position.

	Employee Termination Benefits	Contract Termination & Lease Charges	Total
Balance at January 1, 2009	$—	$—	$—
Costs incurred	51.5	1.0	52.5
Payments & Other (1)	(1.5)	—	(1.5)
Reversals (2)	(0.1)	—	(0.1)
Balance at December 31, 2009	$49.9	$1.0	$50.9
Costs incurred	6.2	4.9	11.1
Payments & Other (1)	(27.3)	(3.4)	(30.7)
Reversals (2)	(4.6)	(1.4)	(6.0)
Balance at December 31, 2010	$24.2	$1.1	$25.3
Costs incurred	0.9	0.4	1.3
Payments & Other (1)	(16.3)	(1.0)	(17.3)
Reversals (2)	(2.1)	(0.5)	(2.6)
Balance at December 31, 2011	$6.7	$—	$6.7

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

Impact to 2011, 2010 and 2009 Financial Results

For the years ended December 31, 2011, 2010 and 2009, the Company incurred charges (reversals) for the Company’s Other Restructuring Actions as follows:

	2011	2010	2009
Accelerated depreciation charges	$0.1	$2.4	$35.3
Impairment of long-lived assets held for sale	4.6	—	—
Employee termination benefit charges (reversals)	0.2	(1.6)	16.8
Contract termination and lease charges (reversals)	—	(0.9)	0.4
Total restructuring-related charges (reversals)	$4.9	$(0.1)	$52.5

For the year ended December 31, 2011, accelerated depreciation charges of $0.1 million are included in Selling, general and administrative on the Consolidated Statements of Earnings. For the years ended December 31, 2010 and 2009, accelerated depreciation charges of $2.4 million and $35.2 million, respectively, are included in Cost of revenue, and zero and $0.1 million, respectively, are included in Selling, general and administrative on the Consolidated Statements of Earnings.

In 2011, the Company recorded impairment charges of $1.0 million related to its manufacturing facility in Juarez, Mexico, and $3.6 million related to one of its support facilities in Orleans, France for which the current fair values had fallen below the carrying values. The asset impairment charges were determined in accordance with the FASB guidance on accounting for the impairment or disposal of long-lived assets and are included in Selling, general and administrative on the Company’s Consolidated Statements of Earnings. Subsequent to the impairment charge, the Juarez, Mexico facility was sold and the Company recognized a $0.6 million pre-tax gain on the sale that is included in Selling, general and administrative on the Company’s Consolidated Statements of Earnings. This gain is not included in the total restructuring-related charges (reversals) presented in the table above.

During 2010, the Company sold one of its inkjet supplies manufacturing facilities in Chihuahua, Mexico for $5.6 million and recognized a $0.5 million pre-tax gain on the sale that is included in Selling, general and administrative on the Company’s Consolidated Statements of Earnings. This gain is not included in the total restructuring-related charges (reversals) presented in the table above.

For the years ended December 31, 2011, 2010 and 2009, Employee termination benefit charges (reversals) and contract termination and lease charges (reversals) are included in Restructuring and related charges on the Consolidated Statements of Earnings.

For the year ended December 31, 2010, the $(1.6) million reversal for employee termination benefit charges is due primarily to revisions in assumptions. The $(0.9) million reversal for contract termination and lease charges is due to the Company’s decision to reuse a leased building that had earlier been vacated as a result of restructuring actions.

For the years ended December 31, 2011, 2010 and 2009, the Company incurred restructuring-related charges (reversals) in the Company’s segments as follows:

	2011	2010	2009
ISS	$1.2	$1.1	$45.7
All other	3.7	(1.2)	6.8
Total charges	$4.9	$(0.1)	$52.5

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits and contract termination and lease charges in connection with the Company’s Other Restructuring Actions. The liability is included in Accrued liabilities on the Company’s Consolidated Statements of Financial Position.

	Employee Termination Benefits	Contract Termination & Lease Charges	Total
Balance at January 1, 2009	$33.4	$5.9	$39.3
Costs incurred	20.1	0.4	20.5
Payments & Other (1)	(30.4)	(3.9)	(34.3)
Reversals (2)	(4.1)	—	(4.1)
Balance at December 31, 2009	$19.0	$2.4	$21.4
Costs incurred	0.5	—	0.5
Payments & Other (1)	(14.9)	(1.5)	(16.4)
Reversals (2)	(2.3)	(0.9)	(3.2)
Balance at December 31, 2010	$2.3	$—	$2.3
Costs incurred	0.1	—	0.1
Payments & Other (1)	(1.7)	—	(1.7)
Reversals (2)	(0.1)	—	(0.1)
Balance at December 31, 2011	$0.6	$—	$0.6

(1) Other consists of changes in the liability balance due to foreign currency translations.

(2) Reversals due to changes in estimates for employee termination benefits.

6. STOCK-BASED COMPENSATION

Lexmark has various stock incentive plans to encourage employees and nonemployee directors to remain with the Company and to more closely align their interests with those of the Company’s stockholders. As of December 31, 2011, awards under the programs consisted of stock options, RSUs, and DSUs, as well as a small number of DEUs. The Company currently issues the majority of shares related to its stock incentive plans from the Company’s authorized and unissued shares of Class A Common Stock. Approximately 49.3 million shares of Class A Common Stock have been authorized for these stock incentive plans.

For the years ended December 31, 2011, 2010 and 2009, the Company incurred pre-tax stock-based compensation expense of $22.4 million, $19.4 million, and $20.7 million, respectively, in the Consolidated Statements of Earnings.

The following table presents a breakout of the stock-based compensation expense recognized for the years ended December 31:

	2011	2010	2009
Cost of revenue	$1.3	$2.1	$1.3
Research and development	3.5	3.8	3.1
Selling, general and administrative	17.6	13.5	16.3

Stock-based compensation expense before income taxes	22.4	19.4	20.7
Income tax benefit	(8.7)	(7.4)	(6.9)

Stock-based compensation expense after income taxes	$13.7	$12.0	$13.8

Stock Options

Generally, stock options expire ten years from the date of grant. Stock options granted during 2010 and 2009 vest in approximately equal annual installments over a three to four year period based upon continued employment or service on the Board of Directors. No stock options were granted during 2011.

During 2009, the Company granted a total of 559,000 performance-based stock options to a small number of executive officers. The terms of the award require satisfaction of both a performance condition and a service condition for the award recipient to become vested in the stock options. The performance measure selected for the award was free operating cash flow over four consecutive quarters. As of December 31, 2009 the performance goal had been achieved and the stock options will vest and become exercisable as follows: 34% on the second anniversary of the grant date and 33% on each of the fourth and sixth anniversaries of the grant date. The Company did not grant performance-based stock options in 2010 or 2011.

For the years ended December 31, 2010 and 2009, the weighted average fair value of stock options granted were $14.18 and $6.18, respectively. The fair value of each stock option award on the grant date was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2011*	2010	2009
Expected dividend yield	n/a	—	—
Expected stock price volatility	n/a	41%	35%
Weighted average risk-free interest rate	n/a	1.3%	2.1%
Weighted average expected life of options (years)	n/a	5.1	5.6
*	No stock options were granted during 2011 therefore all categories are n/a.

A summary of the status of the Company’s stock-based compensation plans as of December 31, 2011 and the change during the year is presented below:

	Options (In Millions)	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at December 31, 2010	8.3	$59.02	3.5	$11.0

Granted	—	n/a
Exercised	(0.0)	33.26
Forfeited or canceled	(1.5)	54.52

Outstanding at December 31, 2011	6.8	$60.04	3.1	$9.1

Vested and expected to vest at December 31, 2011	6.7	$60.38	3.0	$8.3

Exercisable at December 31, 2011	6.4	$62.69	2.8	$3.3

For the year ended December 31, 2011, the total intrinsic value of options exercised was $0.0 million. For the year ended December 31, 2010, the total intrinsic value of options exercised was $0.2 million. There were no options exercised during 2009. As of December 31, 2011, the Company had $1.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested stock options that will be recognized over the weighted average period of 1.8 years.

Restricted Stock and Deferred Stock Units

Lexmark has granted RSUs with various vesting periods and generally these awards vest based upon continued service with the Company or continued service on the Board of Directors. As of December 31, 2011, the Company has issued DSUs to certain members of management who elected to defer all or a portion of their annual bonus into such units and to certain nonemployee directors who elected to defer all or a portion of their annual retainer, chair retainer and/or meeting fees into such units. These DSUs are 100% vested when issued. The Company has also issued supplemental DSUs to certain members of management upon the election to defer all or a portion of an annual bonus into DSUs. These supplemental DSUs vest at the end of five years based upon continued employment with the Company. The cost of the RSUs and supplemental DSUs, generally determined to be the fair market value of the shares at the date of grant, is charged to compensation expense ratably over the vesting period of the award.

During 2011, a certain number of executive officers of the Company were also granted additional RSU awards having a performance condition, which could range from 94,650 RSUs to 283,950 RSUs depending on the level of achievement. The performance measure selected to indicate the level of achievement was free operating cash flow, defined as net cash flow provided by operating activities less net cash outflows for property plant and equipment, and acquisitions and pension contributions. The performance period ended on December 31, 2011 and, as of that date, the minimum level of the performance condition had not been satisfied though the cancellation of the awards was pending certification of the performance measure by the Compensation and Pension Committee of the Board of Directors. No expense for these awards was accrued. The table below includes the awards at the target level of 189,300 RSUs. If the cancellation of the performance awards had been included, the Weighted Average Grant Date Fair Value per share would have been $35.92 for RSUs and DSUs granted during 2011 and $33.61 for RSUs and DSUs outstanding at December 31, 2011. If the cancellation of the performance awards had been included, the Aggregate Intrinsic Value in millions would have been $70.6 for RSUs and DSUs outstanding at December 31, 2011. In connection with the retirement of an executive officer from the Company and in consideration of the executive officer’s years of service to the Company, the Company’s Compensation and Pension Committee accelerated the vesting of the second and third tranches of the executive officer’s 2010 earned performance-based restricted stock unit award to April 29, 2011. The total incremental compensation cost resulting from the modification was $4.8 million, which was also the fair value of the award on the date of modification, since the executive officer would not have vested under the original service condition and no expense would have been recognized on a cumulative basis related to these tranches. The Company would have incurred total expense of $4.3 million over the requisite service period related to these tranches if the executive officer had vested under the terms of the original award.

During 2010, a certain number of executive officers of the Company were also granted additional RSU awards having performance conditions, which could range from 124,925 RSUs to 374,775 RSUs depending on the level of achievement. The expense for these awards was accrued at the maximum level. The performance measure selected to indicate the level of achievement was free operating cash flow, defined as net cash flow provided by operating activities less net cash outflows for property plant and equipment and acquisitions. The performance period ended on December 31, 2010 and, as of that date, the maximum level of the performance condition had been satisfied though the awards were pending certification of the performance measure and approval by the Compensation and Pension Committee. The table below includes the awards at the target level of 249,850 RSUs. If the maximum level of the performance award had been included, the Weighted Average Grant Date Fair Value per share would have been $34.07 for RSUs and DSUs granted during 2010 and $31.60 for RSUs and DSUs outstanding at December 31, 2010. If the maximum level of performance awards had been included, the Aggregate Intrinsic Value in millions would have been $76.8 for RSUs and DSUs outstanding at December 31, 2010. A smaller number of other performance awards were also granted in 2010. The expense for these awards was recognized in 2010 based on the Company’s best estimate of achievement levels. The table below includes the adjustment from target to maximum of 124,925 RSUs as part of the activity reflected during 2011 in the granted line item.

During 2009, a certain number of executive officers of the Company were also granted additional RSU awards having a performance condition, which could range from 78,339 RSUs to 235,014 RSUs depending on the level of achievement. The performance measure selected to indicate the level of achievement was return on net assets minus cash and marketable securities. The performance period ended on December 31, 2009 and the awards were cancelled since the minimum level of the performance condition was not satisfied. The table below includes the cancellation of the awards at the target level of 156,678 RSUs as part of the activity reflected during 2010 in the forfeited or canceled line item.

A summary of the status of the Company’s RSU and DSU grants as of December 31, 2011, 2010, and 2009, and changes during the years then ended is presented below:

	Units (In Millions)	Weighted Average Grant Date Fair Value (Per Share)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In Millions)
RSUs and DSUs at December 31, 2008	1.5	$45.84	2.3	$39.7
Granted	0.8	18.94
Vested	(0.4)	54.12
Forfeited or canceled	(0.2)	41.53

RSUs and DSUs at December 31, 2009	1.7	$32.41	2.2	$44.5
Granted	1.0	34.20
Vested	(0.4)	45.58
Forfeited or canceled	(0.2)	21.27

RSUs and DSUs at December 31, 2010	2.1	$31.51	2.1	$72.5
Granted	1.0	36.22
Vested	(0.7)	30.25
Forfeited or canceled	(0.1)	33.13

RSUs and DSUs at December 31, 2011	2.3	$33.94	1.9	$76.9

For the years ended December 31, 2011, 2010 and 2009, the total fair value of RSUs and DSUs that vested was $25.8 million, $15.0 million and $8.1 million, respectively. As of December 31, 2011, the Company had $34.3 million of total unrecognized compensation expense, net of estimated forfeitures, related to RSUs and DSUs that will be recognized over the weighted average period of 2.8 years.

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

Money market funds included in Cash and cash equivalents on the Consolidated Statements of Financial Position are excluded from the information contained in this Note. Refer to Note 3 of the Notes to the Consolidated Financial Statements for information regarding these investments.

As of December 31, 2011, the Company’s available-for-sale Marketable securities had gross unrealized gains and losses of $3.9 million and $4.2 million, respectively, and consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Auction rate securities — municipal debt	$8.7	$1.0	$(1.5)	$8.2
Corporate debt securities	379.8	1.5	(1.4)	379.9
Gov’t and agency debt securities	348.0	0.7	(0.1)	348.6
Asset-backed and mortgage-backed securities	73.1	0.7	(0.5)	73.3

Total debt securities	809.6	3.9	(3.5)	810.0
Auction rate securities — preferred	4.0	—	(0.7)	3.3

Total security investments	813.6	3.9	(4.2)	813.3
Cash equivalents	(8.5)	—	—	(8.5)

Total marketable securities	$805.1	$3.9	$(4.2)	$804.8

At December 31, 2010, the Company’s available-for-sale Marketable securities consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Auction rate securities — municipal debt	$15.7	$0.7	$(1.9)	$14.5
Corporate debt securities	494.0	2.7	(0.7)	496.0
Gov’t and agency debt securities	369.6	0.5	(0.2)	369.9
Asset-backed and mortgage-backed securities	88.9	0.7	(0.4)	89.2

Total debt securities	968.2	4.6	(3.2)	969.6
Auction rate securities — preferred	4.0	—	(0.5)	3.5

Total security investments	972.2	4.6	(3.7)	973.1
Cash equivalents	(75.4)	—	—	(75.4)

Total marketable securities	$896.8	$4.6	$(3.7)	$897.7

Although contractual maturities of the Company’s investment in debt securities may be greater than one year, the majority of investments are classified as Current assets in the Consolidated Statements of Financial Position due to the Company’s ability to use these investments for current liquidity needs if required. As of December 31, 2011 and 2010, auction rate securities of $11.5 million and $18.0 million, respectively, are classified in noncurrent assets due to the fact that the securities have experienced unsuccessful auctions and that poor debt market conditions have reduced the likelihood that the securities will successfully auction within the next 12 months. The contractual maturities of the Company’s available-for-sale marketable securities noted above are shown below. Expected maturities may differ from contractual maturities for certain securities that allow for call or prepayment provisions. Proceeds from calls and prepayments are included in Proceeds from maturities of marketable securities on the Consolidated Statements of Cash Flows.

	2011		2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in less than one year	$199.6	$199.9	$279.9	$280.2
Due in 1-5 years	590.1	590.5	645.5	647.5
Due after 5 years	23.9	22.9	46.8	45.4

Total available-for-sale marketable securities	$813.6	$813.3	$972.2	$973.1

For the year ended December 31, 2011, the Company recognized $3.2 million in net gains on its marketable securities, all of which is realized gains due to sales and maturities and is included in Other (income) expense, net on the Consolidated Statements of Earnings. The Company uses the specific identification method when accounting for the costs of its available-for-sale marketable securities sold.

For the year ended December 31, 2010, the Company recognized $2.9 million in net gains on its marketable securities, of which $3.2 million is net realized gains included in Other (income) expense, net on the Consolidated Statements of Earnings, and $0.3 million is recognized as other-than-temporary impairment due to credit related losses and is included in Net impairment losses on securities on the Consolidated Statements of Earnings.

For the year ended December 31, 2009, the Company recognized $2.7 million in net losses on its marketable securities, of which $0.4 million was net realized gains included in Other (income) expense, net on the Consolidated Statements of Earnings, and $3.1 million was recognized as other-than-temporary impairment due to credit related losses and is included in Net impairment losses on securities on the Consolidated Statements of Earnings. The $0.4 million net realized gain included a $0.2 million loss recognized in earnings as other-than-temporary impairment in the first quarter of 2009. The $0.2 million loss was included in Other (income) expense, net on the Consolidated Statements of Earnings as the Company did not adopt the provisions of the amended FASB guidance on recognition and presentation of other-than-temporary impairments until April 1, 2009 as permitted by the guidance.

Impairment

The FASB guidance on the recognition and presentation of OTTI requires that credit related OTTI on debt securities be recognized in earnings while noncredit related OTTI of debt securities not expected to be sold be recognized in other comprehensive income.

For the years ended December 31, 2011, 2010 and 2009, the following table provides a summary of the total other-than-temporary impairment losses incurred, the portion recognized in Accumulated other comprehensive loss for the noncredit portion of other-than-temporary impairment, and the net credit losses recognized in Net impairment losses on securities on the Consolidated Statements of Earnings:

	2011	2010	2009
Total other-than-temporary impairment losses on securities	$—	$0.1	$4.6
Portion of loss recognized in other comprehensive income, before tax	—	0.2	(1.5)

Net impairment losses on securities	$—	$0.3	$3.1

The $0.3 million credit loss in 2010 is made up of other-than-temporary impairment related to certain asset-backed and mortgage-backed securities.

The $3.1 million credit loss in 2009 is made up of $0.6 million for other-than-temporary impairment related to certain asset-backed and mortgage-backed securities, $1.2 million for other-than-temporary impairment related to certain distressed corporate debt securities, and $1.3 million for other-than-temporary impairment related to certain auction rate securities.

The table below presents a cumulative rollforward of the amount related to credit losses recognized in earnings for other-than-temporary impairments:

Beginning balance of amounts related to credit losses, January 1, 2009	$—
Credit losses on debt securities for which OTTI was not previously recognized	1.2
Additional credit losses on debt securities for which OTTI was previously recognized	1.9

Ending balance of amounts related to credit losses, December 31, 2009	$3.1
Credit losses on debt securities for which OTTI was not previously recognized	—
Additional credit losses on debt securities for which OTTI was previously recognized	0.3
Reductions for securities sold in the period for which OTTI was previously recognized	(0.7)

Ending balance of amounts related to credit losses, December 31, 2010	$2.7
Credit losses on debt securities for which OTTI was not previously recognized	—
Additional credit losses on debt securities for which OTTI was previously recognized	—
Reductions for securities sold in the period for which OTTI was previously recognized	(0.5)

Ending balance of amounts related to credit losses, December 31, 2011	$2.2

The following table provides information, at December 31, 2011, about the Company’s marketable securities with gross unrealized losses for which no other-than-temporary impairment has been incurred, and the length of time that individual securities have been in a continuous unrealized loss position. The gross unrealized loss of $4.1 million, pre-tax, is recognized in accumulated other comprehensive income:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Auction rate securities	$—	$—	$9.1	$(2.2)	$9.1	$(2.2)
Corporate debt securities	140.4	(1.4)	—	—	140.4	(1.4)
Asset-backed and mortgage-backed securities	29.2	(0.1)	2.1	(0.3)	31.3	(0.4)
Government and Agency	121.9	(0.1)	—	—	121.9	(0.1)

Total	$291.5	$(1.6)	$11.2	$(2.5)	$302.7	$(4.1)

The following table provides information, at December 31, 2011, about the Company’s marketable securities with gross unrealized losses for which other-than-temporary impairment has been incurred, and the length of time that individual securities have been in a continuous unrealized loss position. The gross unrealized loss of $0.1 million, pre-tax, is recognized in accumulated other comprehensive income:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Corporate debt securities	$—	$—	$0.1	$—	$0.1	$—
Asset-backed and mortgage-backed securities	0.3	—	0.1	(0.1)	0.4	(0.1)

Total	$0.3	$—	$0.2	$(0.1)	$0.5	$(0.1)

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

Corporate debt securities

Unrealized losses on the Company’s corporate debt securities are attributable to current economic conditions and are not due to credit quality. Because the Company does not intend to sell and will not be required to sell the securities before anticipated recovery of their net book values, which may be at maturity, the Company does not consider securities in its corporate debt portfolio to be other-than-temporarily impaired at December 31, 2011.

Asset-backed and mortgage-backed securities

Credit losses for the asset-backed and mortgage-backed securities are derived by examining the significant drivers that affect loan performance such as pre-payment speeds, default rates, and current loan status. These drivers are used to apply specific assumptions to each security and are further divided in order to separate the underlying collateral into distinct groups based on loan performance characteristics. For instance, more weight is placed on higher risk categories such as collateral that exhibits higher than normal default rates, those loans originated in high risk states where home appreciation has suffered the most severe correction, and those loans which exhibit longer delinquency rates. Based on these characteristics, collateral-specific assumptions are applied to build a model to project future cash flows expected to be collected. These cash flows are then discounted at the current yield used to accrete the beneficial interest, which approximates the effective interest rate implicit in the bond at the date of acquisition for those securities purchased at par. The unrealized losses on the Company’s remaining asset-backed and mortgage-backed securities are due to constraints in market liquidity for certain portions of these sectors in which the Company has investments, and are not due to credit quality. Because the Company does not intend to sell and will not be required to sell the securities before anticipated recovery of their net book values, the Company does not consider the remainder of its asset-backed and mortgage-backed debt portfolio to be other-than-temporarily impaired at December 31, 2011.

Government and Agency securities

The unrealized losses on the Company’s investments in government and agency securities are the result of interest rate effects. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before anticipated recovery of their net book values, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2011.

8. TRADE RECEIVABLES

The Company’s trade receivables are reported in the Consolidated Statements of Financial Position net of allowances for doubtful accounts and product returns. Trade receivables consisted of the following at December 31:

	2011	2010
Gross trade receivables	$485.8	$512.4
Allowances	(28.0)	(32.8)

Trade receivables, net	$457.8	$479.6

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

In September 2011, the trade receivables facility was amended by extending the term of the facility to September 28, 2012. The maximum capital availability under the facility remains at $125 million under the amended agreement. There were no secured borrowings outstanding under the trade receivables facility at December 31, 2011 or December 31, 2010.

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

Expenses incurred under this program totaled $0.6 million, $0.6 million and $0.4 million in 2011, 2010 and 2009 respectively. The expenses are primarily included in Interest (income) expense, net on the Consolidated Statements of Earnings in 2011 and 2010. In 2009, the expenses are primarily included in Other (income) expense, net on the Consolidated Statements of Earnings.

9. INVENTORIES

Inventories consisted of the following at December 31:

	2011	2010
Work in process	$33.7	$61.6
Finished goods	301.8	304.5

Inventories	$335.5	$366.1

10. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31:

	Useful Lives (Years)	2011	2010
Land and improvements	20	$30.0	$33.7
Buildings and improvements	10-35	539.9	548.0
Machinery and equipment	2-10	882.4	860.8
Information systems	3-4	125.1	111.0
Internal use software	3-5	479.2	410.1
Leased products	2-6	100.1	77.0
Furniture and other	7	52.9	58.2

		2,209.6	2,098.8
Accumulated depreciation		(1,320.8)	(1,194.0)

Property, plant and equipment, net		$888.8	$904.8

Depreciation expense was $196.0 million, $181.0 million and $209.1 million in 2011, 2010 and 2009, respectively.

Leased products refers to hardware leased by Lexmark to certain customers as part of the Company’s ISS operations. The cost of the hardware is amortized over the life of the contracts, which have been classified as operating leases based on the terms of the arrangements. The accumulated depreciation related to the Company’s leased products was $58.3 million and $43.2 million at year-end 2011 and 2010, respectively.

The Company accounts for its internal-use software, an intangible asset by nature, in Property, plant and equipment, net on the Consolidated Statements of Financial Position. The net carrying amounts of internal-use software at December 31, 2011 and 2010 were $236.9 million and $227.9 million, respectively. The following table summarizes the estimated future amortization expense for internal-use software currently being amortized.

Fiscal year:
2012	$57.5
2013	52.0
2014	43.5
2015	22.8
2016	3.3
Thereafter	—

Total	$179.1

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

Long-lived assets held for sale

Certain of the Company’s long-lived assets held for sale were subject to nonrecurring fair value measurements during 2011. Refer to Notes 3 and 5 of the Notes to the Consolidated Financial Statements for a discussion of these assets.

11. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for each reportable segment and in total during 2011 and 2010.

	ISS	Perceptive Software	Total
Balance at January 1, 2010	$23.7	$—	$23.7
Goodwill acquired during the period	1.8	161.8	163.6
Foreign currency translation	—	—	—

Balance at December 31, 2010	25.5	161.8	187.3
Goodwill acquired during the period	—	33.5	33.5
Foreign currency translation	(2.6)	(1.8)	(4.4)

Balance at December 31, 2011	$22.9	$193.5	$216.4

The Company has recorded $33.5 million of goodwill related to the acquisition of Pallas Athena in 2011. The Company has also recorded $161.8 million of goodwill related to the acquisition of

Perceptive Software in 2010, including the $2.2 million and $5.0 million net impact of measurement period adjustments recorded in 2011 and 2010, respectively, related to income taxes. Refer to Note 4 for additional details regarding business combinations occurring in 2011 and 2010. The Company does not have any accumulated impairment charges as of December 31, 2011.

Intangible Assets

The following table summarizes the gross carrying amounts and accumulated amortization of the Company’s intangible assets.

	December 31, 2011			December 31, 2010
		Accum			Accum
	Gross	Amort	Net	Gross	Amort	Net
Intangible assets subject to amortization:
Customer relationships	$49.0	$(9.3)	$39.7	$41.8	$(4.0)	$37.8
Non-compete agreements	1.8	(0.9)	0.9	1.7	(0.4)	1.3
Technology and patents	110.1	(35.4)	74.7	99.8	(17.8)	82.0
Trade names and trademarks	2.5	(0.1)	2.4	—	—	—

Total	163.4	(45.7)	117.7	143.3	(22.2)	121.1
Intangible assets not subject to amortization:
In-process technology	1.2	—	1.2	1.9	—	1.9
Trade names and trademarks	32.3	—	32.3	32.3	—	32.3

Total	33.5	—	33.5	34.2	—	34.2
Total identifiable intangible assets	$196.9	$(45.7)	$151.2	$177.5	$(22.2)	$155.3

Intangible assets acquired in a transaction accounted for as a business combination are initially recognized at fair value. Intangible assets acquired in a transaction accounted for as an asset acquisition are initially recognized at cost. Of the $196.9 million gross carrying amount, $176.1 million were acquired in transactions accounted for as business combinations and $20.8 million were acquired in transactions accounted for as asset acquisitions. The year-to-date increases in the intangible assets above were driven by business combinations discussed in Note 4.

Amortization expense related to intangible assets was $23.7 million, $14.9 million and $3.2 million for 2011, 2010 and 2009, respectively. Amortization of intangible assets in the Perceptive Software segment was approximately 87% and 78% of amortization expense in 2011 and 2010, respectively. The following table summarizes the estimated future amortization expense for intangible assets that are currently being amortized.

Fiscal year:
2012	$26.4
2013	26.1
2014	25.8
2015	17.2
2016	9.6
Thereafter	12.6

Total	$117.7

In-process technology refers to research and development efforts that were in process on the dates the Company acquired Perceptive Software and Pallas Athena. Under the accounting guidance for intangible assets, in-process research and development acquired in a business combination is considered an indefinite lived asset until completion or abandonment of the associated research and development efforts. The Company began amortizing its in-process technology asset, valued at $1.9 million as part of the acquisition of Perceptive Software, during the first quarter of 2011 upon completion of the project. Upon completion of the projects, the in-process technology assets obtained through the acquisition of Pallas Athena will begin amortizing over their useful lives.

The Perceptive Software trade name and trademarks valued at $32.3 million are considered to have an indefinite life taking into account their substantial recognition among customers, the intellectual property rights are secure and can be maintained with relatively little cost and effort, and there are no current plans to change or abandon usage of them. Costs to renew these registrations are insignificant and will be expensed as incurred. The Company does not intend to use the Pallas Athena trade name and trademarks indefinitely, and has accordingly begun amortizing these assets.

The Company accounts for its internal-use software, an intangible asset by nature, in Property, plant and equipment, net on the Consolidated Statement of Financial Position. Refer to Note 10 of the Notes to the Consolidated Financial Statements for disclosures regarding internal-use software.

12. ACCRUED LIABILITIES AND OTHER LIABILITIES

Accrued liabilities, in the current liabilities section of the balance sheet, consisted of the following at December 31:

	2011	2010
Deferred revenue	$154.7	$143.0
Compensation	108.4	157.0
VAT/Sales taxes payable	68.9	38.2
Copyright fees	63.3	64.8
Marketing programs	56.5	64.8
Other	185.0	243.2

Accrued liabilities	$636.8	$711.0

The $74.2 million decrease in Accrued liabilities was driven by the $48.6 decrease in accrued compensation, which was largely due to the decrease in annual bonus accruals.

Changes in the Company’s warranty liability for standard warranties and deferred revenue for extended warranties, are presented in the tables below:

Warranty Liability:

	2011	2010
Balance at January 1	$52.2	$46.6
Accruals for warranties issued	78.4	93.9
Accruals related to pre-existing warranties (including changes in estimates)	11.8	(5.0)
Settlements made (in cash or in kind)	(94.9)	(83.3)
Balance at December 31	$47.5	$52.2

Deferred service revenue:

	2011	2010
Balance at January 1	$185.7	$195.9
Revenue deferred for new extended warranty contracts	98.8	90.2
Revenue recognized	(103.6)	(100.4)
Balance at December 31	$180.9	$185.7
Current portion	94.5	90.8
Non-current portion	86.4	94.9
Balance at December 31	$180.9	$185.7

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

Other liabilities, in the noncurrent liabilities section of the balance sheet, consisted of the following at December 31:

	2011	2010
Pension/Postretirement	$278.5	$214.8
Deferred revenue	104.1	107.2
Other	90.1	93.5

Other liabilities	$472.7	$415.5

The $57.2 million increase in Other liabilities was driven by the $63.7 increase in Pension/Postretirement liabilities, which was largely due to the use of lower discount rate assumptions as well as lower than expected returns on plan assets. Refer to Note 17 of the Notes to Consolidated Financial Statements for more information related to pension and other postretirement plans.

13. DEBT

Senior Notes — Long-term Debt and Current Portion of Long-term Debt

In May 2008, the Company repaid its $150 million principal amount of 6.75% senior notes that were due on May 15, 2008. Additionally, in May 2008, the Company completed a public debt offering of $650 million aggregate principal amount of fixed rate senior unsecured notes. The notes are split into two tranches of five- and ten-year notes respectively. The five-year notes with an aggregate principal amount of $350 million and 5.9% coupon were priced at 99.83% to have an effective yield to maturity of 5.939% and will mature June 1, 2013 (referred to as the “2013 senior notes”). The ten-year notes with an aggregate principal amount of $300 million and 6.65% coupon were priced at 99.73% to have an effective yield to maturity of 6.687% and will mature June 1, 2018 (referred to as the “2018 senior notes”). At December 31, 2011, the outstanding balance was $649.3 million (net of unamortized discount of $0.7 million). At December 31, 2010, the outstanding balance was $649.1 million (net of unamortized discount of $0.9 million).

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

Interest on all borrowings under the facility depends upon the type of loan, namely alternative base rate borrowings, swingline loans or eurocurrency borrowings. Alternative base rate borrowings bear interest at the greater of the prime rate, the federal funds rate plus one-half of one percent, or the adjusted LIBO rate (as defined in the facility) plus one percent. Swingline loans (limited to $50 million) bear interest at an agreed upon rate at the time of the borrowing. Eurocurrency loans bear interest at the sum of (i) LIBOR for the applicable currency and interest period and (ii) the credit default swap spread as defined in the facility subject to a floor of 2.5% and a cap of 4.5%. In addition, Lexmark is required to pay a commitment fee on the unused portion of the facility of 0.40% to 0.75% based upon the Company’s debt ratings. The interest and commitment fees are payable at least quarterly.

Effective January 18, 2012, Lexmark entered into a $350 million 5-year senior, unsecured, multicurrency revolving credit facility that replaces the Company’s $300 million 3-year Multicurrency Revolving Credit Agreement entered into on August 17, 2009. Refer to Note 21 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s new credit facility agreement.

Short-term Debt

Lexmark’s Brazilian operation has a short-term, uncommitted line of credit. The interest rate on this line of credit varies based upon the local prevailing interest rates at the time of borrowing. As of December 31, 2011 and 2010, there were no amounts outstanding under this credit facility.

Other

Total cash paid for interest on the debt facilities amounted to $42.6 million, $43.1 million and $42.5 million in 2011, 2010, and 2009, respectively.

The components of Interest (income) expense, net in the Consolidated Statements of Earnings are as follows:

	2011	2010	2009
Interest (income)	$(13.4)	$(15.6)	$(17.9)
Interest expense	43.3	41.9	39.3

Total	$29.9	$26.3	$21.4

The Company capitalized interest costs of $0.3 million, $2.1 million and $3.4 million in 2011, 2010 and 2009, respectively.

14. INCOME TAXES

Provision for Income Taxes

The Provision for income taxes consisted of the following:

	2011	2010	2009
Current:
Federal	$6.8	$54.9	$(22.6)
Non-U.S.	33.4	26.3	18.9
State and local	6.0	7.1	1.2
	46.2	88.3	(2.5)
Deferred:
Federal	48.8	(8.8)	47.4
Non-U.S.	(8.7)	5.2	(7.1)
State and local	6.4	(3.2)	3.3
	46.5	(6.8)	43.6
Provision for income taxes	$92.7	$81.5	$41.1

Earnings before income taxes were as follows:

	2011	2010	2009
U.S.	$167.1	$178.6	$38.3
Non-U.S.	246.5	242.9	148.7
Earnings before income taxes	$413.6	$421.5	$187.0

The Company realized an income tax benefit from the exercise of certain stock options and/or vesting of certain RSUs and DSUs in 2011, 2010 and 2009 of $2.8 million, $4.5 million and $2.8 million, respectively. This benefit resulted in a decrease in current income taxes payable.

A reconciliation of the provision for income taxes using the U.S. statutory rate and the Company’s effective tax rate was as follows:

	2011		2010		2009
	Amount	%	Amount	%	Amount	%
Provision for income taxes at statutory rate	$144.8	35.0%	$147.5	35.0%	$65.4	35.0%
State and local income taxes, net of federal tax benefit	7.0	1.7	4.3	1.0	3.2	1.7
Foreign tax differential	(45.8)	(11.0)	(50.0)	(11.9)	(20.8)	(11.1)
Research and development credit	(6.0)	(1.5)	(5.6)	(1.3)	(5.1)	(2.7)
Tax-exempt interest, net of related expenses	0.0	—	0.0	—	(0.1)	—
Valuation allowance	2.6	0.6	(0.2)	—	(1.1)	(0.6)
Adjustments to previously accrued taxes	(5.4)	(1.4)	(15.5)	(3.7)	(2.3)	(1.2)
Other	(4.5)	(1.0)	1.0	0.2	1.9	0.9
Provision for income taxes	$92.7	22.4%	$81.5	19.3%	$41.1	22.0%

The jurisdictions having the greatest impact on the foreign tax differential reconciling item were Switzerland, Ireland, and Philippines.

The reconciling item for adjustments to previously accrued taxes represents adjustments to income tax expense amounts that were recorded in prior years. For the years indicated, the principal reason for these adjustments was to record the release of uncertain tax positions accrued in prior years. The adjustments to the uncertain tax positions were made either because the amount that the Company was required to pay pursuant to an income tax audit was different than the amount the Company estimated it would have to pay or because the statute of limitations governing the year of the accrual expired and no audit of that year was ever conducted by the local tax authorities.

The effective income tax rate was 22.4% for the year ended December 31, 2011. The 3.1 percentage point increase of the effective tax rate from 2010 to 2011 was due to the adjustment to previously accrued taxes in 2011 (increase of 2.3 percentage points), a geographic shift in earnings toward higher tax jurisdictions in 2011 (increase of 0.9 percentage points), the U.S. R&E credit being a larger percentage of consolidated earnings before income taxes in 2011 (decrease of 0.2 percentage points), and a variety of other factors (increase of 0.1 percentage points).

The effective income tax rate was 19.3% for the year ended December 31, 2010. The 2.7 percentage point decrease of the effective tax rate from 2009 to 2010 was due to the reversal of previously accrued taxes in 2010 (decrease of 2.5 percentage points), a geographic shift in earnings toward lower tax jurisdictions in 2010 (decrease of 0.8 percentage points), the U.S. R&E credit being a smaller percentage of consolidated earnings before income taxes in 2010 (increase of 1.4 percentage points), and a variety of other factors (decrease of 0.8 percentage points).

Deferred income tax assets and (liabilities)

Significant components of deferred income tax assets and (liabilities) at December 31 were as follows:

	2011	2010
Deferred tax assets:
Tax loss carryforwards	$13.1	$1.4
Credit carryforwards	10.2	10.7
Inventories	19.2	21.8
Restructuring	3.6	17.6
Pension	66.3	43.3
Warranty	8.8	12.3
Postretirement benefits	18.0	20.4
Equity compensation	32.7	32.1
Other compensation	10.2	8.1
Foreign exchange	0.4	—
Other	23.6	26.6
Deferred tax liabilities:
Property, plant and equipment	(39.5)	(8.9)
Intangible assets	(46.7)	(55.5)
Foreign exchange	—	(1.6)
	119.9	128.3
Valuation allowances	(4.8)	(2.2)
Net deferred tax assets	$115.1	$126.1

The breakdown between current and long-term deferred tax assets and deferred tax liabilities as of December 31 is as follows:

	2011	2010
Current Deferred Tax Assets	$93.4	$88.0
Current Deferred Tax Liabilities	(20.0)	(29.0)
Long-Term Deferred Tax Assets	63.4	80.4
Long-Term Deferred Tax Liabilities	(21.7)	(13.3)
Balance at December 31	$115.1	$126.1

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

The Company has federal, state, and foreign operating loss carryforwards of $8.9 million, $27.6 million, and $34.9 million, respectively. The state operating loss carryforwards are subject to a valuation allowance of $12.3 million. The federal operating loss carryforward expires in 2031. The state operating loss carryforwards expire in the years 2018 to 2021. The foreign operating loss carryforwards include $10.1 million with no expiration date. The remainder of the foreign operating loss carryforwards will expire in the years 2016 to 2031. The state operating loss carryforwards include a loss of $22.6 million that was acquired in connection with a business combination.

The Company also has a federal tax credit carryforward of $4.6 million and state tax credit carryforwards of $8.4 million. The state tax credit carryforwards are subject to a valuation allowance of $3.4 million. The federal tax credit carryforward will expire in 2018. The state tax credit carryforwards include $5.2 million with no expiration date. The remainder of the state tax credit carryforwards will expire in the years 2016 to 2024.

Deferred income taxes have not been provided for the undistributed earnings of foreign subsidiaries because such earnings are indefinitely reinvested. Undistributed earnings of non-U.S. subsidiaries included in the consolidated retained earnings were approximately $1,635.4 million as of December 31, 2011. It is not practicable to estimate the amount of additional tax that may be payable on the foreign earnings. The Company does not plan to initiate any action that would precipitate the payment of income taxes.

Tax Positions

The amount of unrecognized tax benefits at December 31, 2011, was $23.1 million, all of which would affect the Company’s effective tax rate if recognized. The amount of unrecognized tax benefits at December 31, 2010, was $25.5 million, all of which would affect the Company’s effective tax rate if recognized. The amount of unrecognized tax benefits at December 31, 2009, was $33.0 million, all of which would affect the Company’s effective tax rate if recognized.

The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of its income tax provision. As of December 31, 2011, the Company had $2.4 million of accrued interest and penalties. For 2011, the Company recognized in its statement of earnings a net benefit of $0.5 million for interest and penalties. As of December 31, 2010, the Company had $2.9 million of accrued interest and penalties. For 2010, the Company recognized in its statement of earnings a net benefit of $1.6 million for interest and penalties. As of December 31, 2009, the Company had $4.5 million of accrued interest and penalties. For 2009, the Company recognized in its statement of earnings a net expense of $0.8 million for interest and penalties.

It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the expiration of various statutes of limitations or the conclusion of ongoing tax audits in various jurisdictions around the world. If those events occur within the next 12 months, the Company estimates that its unrecognized tax benefits amount could decrease by an amount in the range of $0 million to $10 million, the impact of which would affect the Company’s effective tax rate.

Several tax years are subject to examination by major tax jurisdictions. In the U.S., federal tax years 2008 and after are subject to examination. The Internal Revenue Service is currently auditing tax years 2008 and 2009. In France, tax years 2008 and after are subject to examination. The French Tax Administration commenced their audit of tax years 2008 and 2009 in 2011. In Switzerland, tax years 2007 and after are subject to examination. In most of the other countries where the Company files income tax returns, 2006 is the earliest tax year that is subject to examination. The Company believes that adequate amounts have been provided for any adjustments that may result from those examinations.

A reconciliation of the total beginning and ending amounts of unrecognized tax benefits is as follows:

	2011	2010	2009
Balance at January 1	$25.5	$33.0	$29.3
Increases / (decreases) in unrecognized tax benefits as a result of tax positions taken during a prior period	2.6	1.2	(0.6)
Increases / (decreases) in unrecognized tax benefits as a result of tax positions taken during the current period	1.4	5.1	5.8
Increases / (decreases) in unrecognized tax benefits relating to settlements with taxing authorities	(1.6)	(4.2)	(0.2)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(4.8)	(9.6)	(1.3)
Balance at December 31	$23.1	$25.5	$33.0

Other

Cash paid for income taxes was $93.3 million, $77.4 million and $41.3 million in 2011, 2010 and 2009, respectively.

15. STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE EARNINGS (LOSS)

The Class A Common Stock is voting and exchangeable for Class B Common Stock in very limited circumstances. The Class B Common Stock is non-voting and is convertible, subject to certain limitations, into Class A Common Stock.

At December 31, 2011, there were 805.6 million shares of authorized, unissued Class A Common Stock. Of this amount, approximately 16 million shares of Class A Common Stock have been reserved under employee stock incentive plans and nonemployee director plans. There were also 1.8 million of unissued and unreserved Class B Common Stock at December 31, 2011. These shares are available for a variety of general corporate purposes, including future public offerings to raise additional capital and for facilitating acquisitions.

In May 2008, the Company received authorization from the Board of Directors to repurchase an additional $750 million of its Class A Common Stock for a total repurchase authority of $4.65 billion. As of December 31, 2011, there was approximately $240.9 million of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During 2011, the Company repurchased approximately 7.9 million shares at a cost of approximately $250 million through two accelerated share repurchase agreements discussed below. The Company did not repurchase any shares of its Class A Common Stock in 2010 or 2009. As of December 31, 2011, since the inception of the program in April 1996, the Company had repurchased approximately 99.6 million shares for an aggregate cost of approximately $4.41 billion. As of December 31, 2011, the Company had reissued approximately 0.5 million shares of previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million, 16.0 million and 16.0 million shares of treasury stock in 2005, 2006 and 2008, respectively, the net treasury shares outstanding at December 31, 2011, were 23.0 million.

In December 2005, October 2006 and October 2008, the Company received authorization from the Board of Directors to retire 44.0 million, 16.0 million and 16.0 million shares, respectively, of the Company’s Class A Common Stock held in the Company’s treasury as treasury stock. The retired shares resumed the status of authorized but unissued shares of Class A Common Stock.

Accelerated Share Repurchase Agreements

The Company executed two accelerated share repurchase (“ASR”) agreements with financial institution counterparties in 2011, resulting in a total of 7.9 million shares repurchased at a cost of $250 million over the third and fourth quarter of 2011. The impact of the two ASRs is included in the share repurchase totals provided in the preceding paragraphs. The details of each ASR are provided in the following paragraphs.

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

On October 27, 2011, the Company entered into an ASR Agreement with a financial institution counterparty. Under the terms of the ASR Agreement, the Company paid $125.0 million targeting 4.0 million shares based on an initial price of $31.43. On November 1, 2011, the Company took delivery of 85% of the shares, or 3.4 million shares. The final number of shares delivered by the counterparty under the ASR Agreement was dependent on the average, volume weighted average price of the Company’s Class A Common Stock over the agreement’s trading period, a discount and the initial number of shares delivered. Under the terms of the ASR Agreement, the Company would either receive additional shares from the counterparty or be required to deliver additional shares or cash to the counterparty. The Company controlled its election to either deliver additional shares or cash to the counterparty. On December 21, 2011, the Company took delivery of the remaining 0.4 million shares in final settlement of the ASR Agreement.

The ASR Agreements discussed in the preceding paragraphs were accounted for as initial treasury stock transactions and forward stock purchase contracts. The initial repurchase of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share. The forward stock purchase contract (settlement provision) was considered indexed to the Company’s own stock and was classified as an equity instrument under accounting guidance applicable to contracts in an entity’s own equity.

Other Comprehensive Earnings (Loss)

Comprehensive earnings (loss) for the years ended December 31, net of taxes, consists of the following:

	2011	2010	2009
Net earnings	$320.9	$340.0	$145.9
Other comprehensive earnings (loss):
Foreign currency translation adjustment, net of reclassification (net of tax benefit (liability) of $5.8 in 2011, $(0.9) in 2010, and $(5.5) in 2009)	(29.6)	15.2	27.8
Pension or other postretirement benefits, net of reclassifications (net of tax benefit (liability) of $29.1 in 2011, $(7.5) in 2010, and $(14.6) in 2009)	(49.5)	2.6	8.7
Net unrealized gain (loss) on OTTI marketable securities, net of reclassifications (net of tax (liability) of $(0.0) in 2011, $(0.4) in 2010, and $(0.3) in 2009)	0.1	1.2	1.1
Net unrealized gain (loss) on marketable securities, net of reclassifications (net of tax benefit of $0.1 in 2011, $0.1 in 2010, and $0.2 in 2009)	(1.2)	0.1	1.8
Comprehensive earnings	$240.7	$359.1	$185.3

Changes in the Company’s foreign currency translation adjustments were due to a number of factors as the Company operates in various currencies throughout the world. The primary drivers of the unfavorable change in 2011 were decreases in the exchange rate values of 11.4% in the Mexican peso, 11.0% in the Brazilian real, 3.2% in the Euro and 18.1% in the South African rand. The primary drivers of the favorable change in 2010 were increases in the exchange rate values of 5.4% in the Philippine peso, 6.1% in the Mexican peso, 5.0% in the Brazilian real, 14.0% in the Australian dollar, and 11.6% in the South African rand; these increases were partially offset by a 6.5% decrease in the Euro exchange rate. The largest factor behind the favorable movement in 2009 was the 32.7% increase in the Brazilian real exchange rate.

The unfavorable change of $49.5 million in the 2011 Pension or other postretirement benefits was primarily due to decreases in discount rates and lower than expected returns on plan assets. Refer to Note 17 of the Notes to Consolidated Financial Statements for additional information regarding pension and other postretirement plans, including the amounts amortized out of Accumulated other comprehensive (loss) earnings into net periodic benefit cost for the periods presented.

The 2011 activity in Net unrealized gain (loss) on marketable securities includes the $(0.3) million reclassification, pre-tax, of gains out of Accumulated other comprehensive (loss) earnings into net income upon the sale or redemption of debt securities during the period. The 2010 activity in Net unrealized gain (loss) on marketable securities includes the $(2.1) million reclassification, pre-tax, of gains out of Accumulated other comprehensive (loss) earnings into net income upon the sale or redemption of debt securities during the period.

In 2011 and 2010, the reclassification adjustment, pre-tax, related to OTTI marketable securities was immaterial. The 2009 activity in Net unrealized gain (loss) on OTTI marketable securities was driven by credit losses of $1.4 million, net of tax, that were recycled to Net earnings during the year. Earlier in 2009, the Company recorded a cumulative effect adjustment to Accumulated other comprehensive (loss) earnings in the amount of $(1.7) million, net of tax, related to the adoption of new accounting guidance regarding OTTI of marketable debt securities.

Refer to Note 7 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s marketable securities.

Accumulated other comprehensive (loss) earnings for the years ended December 31 consists of the following:

	Foreign Currency Translation Adjustment	Pension or Other Postretirement Benefits	Net Unrealized Gain (Loss) on Marketable Securities - OTTI	Net Unrealized (Loss) Gain on Marketable Securities	Accumulated Other Comprehensive (Loss) Earnings
Balance at 12/31/08	$(33.8)	$(245.2)	$—	$(1.3)	$(280.3)
Adoption of OTTI guidance	—	—	(1.7)	—	(1.7)
2009 Change	27.8	8.7	1.1	1.8	39.4
Balance at 12/31/09	$(6.0)	$(236.5)	$(0.6)	$0.5	$(242.6)
2010 Change	15.2	2.6	1.2	0.1	19.1
Balance at 12/31/10	$9.2	$(233.9)	$0.6	$0.6	$(223.5)
2011 Change	(29.6)	(49.5)	0.1	(1.2)	(80.2)
Balance at 12/31/11	$(20.4)	$(283.4)	$0.7	$(0.6)	$(303.7)

The 2011 ending balance of $0.7 million in the table above for Net Unrealized Gain (Loss) on Marketable Securities – OTTI represents the cumulative favorable mark to market adjustment on debt securities for which OTTI was previously recognized under the amended FASB guidance.

16. EARNINGS PER SHARE (“EPS”)

The following table presents a reconciliation of the numerators and denominators of the basic and diluted net EPS calculations for the years ended December 31:

	2011	2010	2009
Numerator:
Net earnings	$320.9	$340.0	$145.9
Denominator:
Weighted average shares used to compute basic EPS	77.1	78.6	78.2
Effect of dilutive securities — employee stock plans	0.8	0.9	0.4
Weighted average shares used to compute diluted EPS	77.9	79.5	78.6
Basic net EPS	$4.16	$4.33	$1.87
Diluted net EPS	$4.12	$4.28	$1.86

RSUs, stock options, and dividend equivalent units totaling an additional 5.7 million, 7.2 million and 9.1 million of Class A Common Stock in 2011, 2010 and 2009, respectively, were outstanding but were not included in the computation of diluted net earnings per share because the effect would have been antidilutive.

Under the terms of our RSU agreements, unvested RSU awards contain forfeitable rights to dividends and dividend equivalent units. Because the dividend equivalent units are forfeitable, they are defined as non-participating securities. As of December 31, 2011, there were approximately 14,000 dividend equivalent units, which will vest at the time that the underlying RSU vests.

In addition to the 5.7 million antidilutive shares for the year ended December 31, 2011 mentioned above, unvested restricted stock units with a performance condition that were granted in the first quarter of 2011 were also excluded from the computation of diluted earnings per share. The performance period for these awards ended on December 31, 2011. The Company’s assessment as of December 31, 2011 was that the minimum level of achievement had not been met and as a result these awards were cancelled. Refer to Note 6 of the Notes to the Consolidated Financial Statements for additional information regarding restricted stock awards with a performance condition.

The Company executed two accelerated share repurchase agreements with financial institution counterparties in 2011, resulting in a total of 7.9 million shares repurchased at a cost of $250 million over the third and fourth quarter. The ASRs had a favorable impact to basic and diluted EPS in 2011.

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

In addition to the 9.1 million antidilutive shares for the year ended December 31, 2009 mentioned above, unvested restricted stock units with a performance condition that were granted in the first quarter of 2009 were also excluded from the computation of diluted earnings per share. The performance period for these awards ended on December 31, 2009. The Company’s assessment as of December 31, 2009 was that the minimum level of achievement had not been met and as a result these awards were cancelled. Refer to Note 6 of the Notes to the Consolidated Financial Statements for additional information regarding restricted stock awards with a performance condition.

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

Obligations and funded status at December 31:

	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
Change in Benefit Obligation:
Benefit obligation at beginning of year	$778.5	$770.6	$43.2	$45.2
Service cost	3.2	3.0	0.9	1.0
Interest cost	38.6	40.5	1.8	2.2
Contributions by plan participants	3.6	2.4	3.2	3.8
Actuarial loss (gain)	52.1	26.9	(1.4)	(1.7)
Benefits paid	(56.0)	(60.0)	(7.0)	(7.3)
Foreign currency exchange rate changes	(2.2)	(3.8)	—	—
Plan amendments or adjustments	—	0.3	—	—
Settlement, curtailment or special termination (gain) loss	(0.5)	(1.4)	—	—
Benefit obligation at end of year	817.3	778.5	40.7	43.2
Change in Plan Assets:
Fair value of plan assets at beginning of year	616.0	605.9	—	—
Actual return on plan assets	(1.6)	63.4	—	—
Contributions by the employer	26.6	5.2	3.8	3.5
Benefits paid	(56.0)	(60.0)	(7.0)	(7.3)
Foreign currency exchange rate changes	(1.4)	(3.2)	—	—
Plan adjustments	—	2.3	—	—
Contributions by plan participants	3.6	2.4	3.2	3.8
Fair value of plan assets at end of year	587.2	616.0	—	—
Unfunded status at end of year	$(230.1)	$(162.5)	$(40.7)	$(43.2)

Plan adjustments to Plan Assets during 2010 were related to a reimbursement in Germany of prior year benefit payments.

For 2011 and 2010, the Settlement, curtailment or special termination (gain) loss in the table above were primarily due to restructuring related activities in France.

Amounts recognized in the Consolidated Statements of Financial Position:

	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
Noncurrent assets	$3.2	$5.2	$—	$—
Current liabilities	(1.2)	(1.2)	(4.4)	(4.5)
Noncurrent liabilities	(232.1)	(166.5)	(36.3)	(38.7)
Net amount recognized	$(230.1)	$(162.5)	$(40.7)	$(43.2)

Amounts recognized in Accumulated Other Comprehensive Income and Deferred Tax Accounts:

	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
Net gain (loss)	$(445.9)	$(369.8)	$(2.7)	$(4.1)
Prior service credit (cost)	(0.2)	(0.3)	0.3	3.7
Net amount recognized	$(446.1)	$(370.1)	$(2.4)	$(0.4)

The accumulated benefit obligation for all of the Company’s defined benefit pension plans was $814.4 million and $775.3 million at December 31, 2011 and 2010, respectively.

Pension plans with a benefit obligation in excess of plan assets at December 31:

	2011		2010
	Benefit Obligation	Plan Assets	Benefit Obligation	Plan Assets
Plans with projected benefit obligation in excess of plan assets	$797.6	$564.3	$680.9	$513.2
Plans with accumulated benefit obligation in excess of plan assets	795.8	564.3	679.2	513.2

Components of net periodic benefit cost:

	Pension Benefits			Other Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Net Periodic Benefit Cost:
Service cost	$3.2	$3.0	$2.5	$0.9	$1.0	$1.2
Interest cost	38.6	40.5	43.2	1.8	2.2	2.6
Expected return on plan assets	(44.6)	(47.1)	(49.0)	—	—	—
Amortization of prior service cost (credit)	—	—	—	(3.4)	(3.4)	(3.8)
Amortization of net loss	20.9	18.5	15.1	—	—	—
Settlement, curtailment or special termination loss (gain)	(0.1)	0.5	8.5	—	—	(0.5)
Net periodic benefit cost	$18.0	$15.4	$20.3	$(0.7)	$(0.2)	$(0.5)

Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive income (“AOCI”) (pre-tax) for the years ended December 31:

	Pension Benefits 2011	Other Postretirement Benefits 2011	Total 2011	Pension Benefits 2010	Other Postretirement Benefits 2010	Total 2010	Pension Benefits 2009	Other Postretirement Benefits 2009	Total 2009
New prior service cost	$—	$—	$—	$0.3	$—	$0.3	$—	$—	$—
Net loss (gain) arising during the period	98.3	(1.4)	96.9	8.4	(1.7)	6.7	(14.2)	(1.1)	(15.3)
Effect of foreign currency exchange rate changes on amounts included in AOCI	(0.9)	—	(0.9)	(1.0)	—	(1.0)	2.1	—	2.1
Less amounts recognized as a component of net periodic benefit cost:
Amortization or curtailment recognition of prior service cost (credit)	(0.1)	3.4	3.3	—	3.4	3.4	—	4.4	4.4
Amortization or settlement recognition of net loss	(21.2)	—	(21.2)	(20.2)	—	(20.2)	(15.2)	—	(15.2)
Total amount recognized in AOCI for the period	76.1	2.0	78.1	(12.5)	1.7	(10.8)	(27.3)	3.3	(24.0)
Total amount recognized in net periodic benefit cost and AOCI for the period	$94.1	$1.3	$95.4	$2.9	$1.5	$4.4	$(7.0)	$2.8	$(4.2)

The estimated net loss for the defined benefit pension plans that will be amortized from Accumulated other comprehensive earnings (loss) into net periodic benefit cost over the next fiscal year is $26 million. The estimated prior service credit for the other defined benefit postretirement plans that will be amortized from Accumulated other comprehensive earnings (loss) into net periodic benefit cost over the next fiscal year is $0.2 million.

Assumptions:

	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31:
Discount Rate	4.5%	5.2%	4.0%	4.7%
Rate of compensation increase	2.6%	2.6%	4.0%	4.0%

	Pension Benefits			Other Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31:
Discount Rate	5.2%	5.6%	6.2%	4.7%	5.4%	6.4%
Expected long-term return on plan assets	7.2%	7.5%	7.4%	—	—	—
Rate of compensation increase	2.6%	2.7%	2.8%	4.0%	4.0%	4.0%

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

The Company uses third parties to report the fair values of its plan assets. The Company tested the fair value of the portfolio and default level assumptions provided by the third parties as of December 31, 2011 using the following procedures:

•	assessment of trading activity and other market data,

•	assessment of variability in pricing by comparison to independent source(s) of pricing, and

•	back-testing of transactions to determine historical accuracy of net asset value per share/unit as an exit price.

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

The following table sets forth by level, within the fair value hierarchy, plan assets measured at fair value on a recurring basis as of December 31, 2011 and 2010:

	December 31, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commingled trust funds:
Fixed income	$—	$190.6	$—	190.6	$—	$184.4	$—	$184.4
International equity large-cap	—	80.9	—	80.9	—	114.0	—	114.0
International equity small-cap	—	16.7	—	16.7	—	20.7	—	20.7
Emerging market equity	—	23.0	—	23.0	—	24.7	—	24.7
Emerging market debt	—	25.6	—	25.6	—	23.6	—	23.6
Global equity	—	38.6	—	38.6	29.6	—	—	29.6
U.S. equity	—	138.2	—	138.2	—	147.2	—	147.2
Real Estate	—	3.2	—	3.2	—	—	—	—
Mutual and money market funds:
Small mid-cap value	15.7	—	—	15.7	18.9	—	—	18.9
Money market fund	—	1.9	—	1.9	—	2.5	—	2.5
Corporate bonds and debentures, high yield	—	35.1	2.0	37.1	—	32.5	—	32.5
U.S. equity securities:
Small mid-cap growth	15.5	—	—	15.5	17.8	—	—	17.8
Cash equivalent	—	0.2	—	0.2	—	0.1	—	0.1
Total assets at fair value	$31.2	$554.0	$2.0	$587.2	$66.3	$549.7	$—	$616.0

The following table sets forth a summary of changes in the fair value of level 3 assets for the year ended December 31, 2011:

Corporate bonds and debentures, high yield
Fair value, January 1, 2011	$—
Actual return on plan assets-assets held at reporting date	(0.1)
Actual return on plan assets-assets sold during period	—
Purchases, sales and settlements, net	1.1
Transfers in/(transfers out), net	1.0
Fair value, December 31, 2011	$2.0

Defined Contribution Plans

Lexmark also sponsors defined contribution plans for employees in certain countries. Company contributions are generally based upon a percentage of employees’ contributions. The Company’s expense under these plans was $25.6 million, $23.6 million and $21.4 million in 2011, 2010 and 2009, respectively.

Additional Information

Other postretirement benefits:

For measurement purposes, a 7.8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2012. The rate is assumed to decrease gradually to 4.5% for 2028 and remain at that level thereafter. A one-percentage-point change in the health care cost trend rate would have a de minimus effect on the benefit cost and obligation since preset caps have been met for the net employer cost of postretirement medical benefits.

Related to Lexmark’s acquisition of the Information Products Corporation from IBM in 1991, IBM agreed to pay for its pro rata share (currently estimated at $18.5 million) of future postretirement benefits for all the Company’s U.S. employees based on prorated years of service with IBM and the Company.

Cash flows:

In 2012, the Company is currently expecting to contribute approximately $45 million to its pension and other postretirement plans.

Lexmark estimates that the future benefits payable for the pension and other postretirement plans are as follows:

	Pension Benefits	Other Postretirement Benefits
2012	$51.2	$4.4
2013	50.6	4.1
2014	49.7	3.9
2015	49.1	3.9
2016	48.7	3.9
2017-2020	253.2	19.6

18. DERIVATIVES AND RISK MANAGEMENT

Derivative Instruments and Hedging Activities

Lexmark’s activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. The Company’s risk management program seeks to reduce the potentially adverse effects that market risks may have on its operating results.

Lexmark maintains a foreign currency risk management strategy that uses derivative instruments to protect its interests from unanticipated fluctuations in earnings caused by volatility in currency exchange rates. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue leveraged derivative instruments. Lexmark maintains an interest rate risk management strategy that may, from time to time, use derivative instruments to minimize significant, unanticipated earnings fluctuations caused by interest rate volatility. By using derivative financial instruments to hedge exposures to changes in exchange rates and interest rates, the Company exposes itself to credit risk and market risk. Lexmark manages exposure to counterparty credit risk by entering into derivative financial instruments with highly rated institutions that can be expected to fully perform under the terms of the agreement. Market risk is the adverse effect on the value of a financial instrument that results from a change in currency exchange rates or interest rates. The Company manages exposure to market risk associated with interest rate and foreign exchange contracts by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

Lexmark uses fair value hedges to reduce the potentially adverse effects that market volatility may have on its operating results. Fair value hedges are hedges of recognized assets or liabilities. Lexmark enters into forward exchange contracts to hedge accounts receivable, accounts payable and other monetary assets and liabilities. The forward contracts used in this program generally mature in three months or less, consistent with the underlying asset and liability. Foreign exchange forward contracts may be used as fair value hedges in situations where derivative instruments expose earnings to further changes in exchange rates. Although the Company has historically used interest rate swaps to convert fixed rate financing activities to variable rates, there were no interest rate swaps outstanding as of December 31, 2011.

Net outstanding notional amount of derivative activity as of December 31, 2011 and 2010 is as follows. This activity was driven by fair value hedges of recognized assets and liabilities primarily denominated in the currencies below.

Long (Short) Positions by Currency (in USD)	December 31, 2011
EUR	$54.4
CAD	38.3
CHF	(28.2)
Other, net	(17.5)
Total	$47.0

Long (Short) Positions by Currency (in USD)	December 31, 2010
EUR	$(82.7)
CHF	(31.8)
JPY	(19.5)
Other, net	(14.5)
Total	$(148.5)

Accounting for Derivatives and Hedging Activities

All derivatives are recognized in the Consolidated Statements of Financial Position at their fair value. Fair values for Lexmark’s derivative financial instruments are based on pricing models or formulas using current market data, or where applicable, quoted market prices. On the date the derivative contract is entered into, the Company designates the derivative as a fair value hedge. Changes in the fair value of a derivative that is highly effective as — and that is designated and qualifies as — a fair value hedge, along with the loss or gain on the hedged asset or liability are recorded in current period earnings in Cost of revenue or Other (income) expense, net on the Consolidated Statements of Earnings. Derivatives qualifying as hedges are included in the same section of the Consolidated Statements of Cash Flows as the underlying assets and liabilities being hedged.

As of December 31, 2011 and 2010, the Company had the following net derivative assets (liabilities) recorded at fair value in Prepaid expenses and other current assets (Accrued liabilities) on the Consolidated Statements of Financial Position:

	Net Asset Position		Net (Liability) Position
Foreign Exchange Contracts	2011	2010	2011	2010
Gross liability position	$(0.2)	$(0.8)	$(1.2)	$—
Gross asset position	0.3	5.0	0.2	—
Net asset (liability) position	$0.1	$4.2	$(1.0)	$—

The Company had the following (gains) and losses related to derivative instruments qualifying and designated as hedging instruments in fair value hedges and related hedged items recorded on the Consolidated Statements of Earnings:

	Recorded in Cost of revenue			Recorded in Other (income) expense, net
Fair Value Hedging Relationships	2011	2010	2009	2011	2010	2009
Foreign Exchange Contracts	$0.1	$11.6	$3.6	$(1.5)	$1.4	$(0.4)
Underlying	6.2	(5.1)	(5.7)	(0.5)	(3.8)	(2.2)
Total	$6.3	$6.5	$(2.1)	$(2.0)	$(2.4)	$(2.6)

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

Concentrations of Risk

Lexmark’s main concentrations of credit risk consist primarily of cash equivalent investments, marketable securities and trade receivables. Cash equivalents and marketable securities investments are made in a variety of high quality securities with prudent diversification requirements. The Company seeks diversification among its cash investments by limiting the amount of cash investments that can be made with any one obligor. Credit risk related to trade receivables is dispersed across a large number of customers located in various geographic areas. Collateral such as letters of credit and bank guarantees is required in certain circumstances. In addition, the Company uses credit insurance for specific obligors to limit the impact of nonperformance. Lexmark sells a large portion of its products through third-party distributors and resellers and original equipment manufacturer (“OEM”) customers. If the financial condition or operations of these distributors, resellers and OEM customers were to deteriorate substantially, the Company’s operating results could be adversely affected. The three largest distributor, reseller and OEM customers collectively represented $140 million or approximately 22% of outstanding invoices at December 31, 2011 and $170 million or approximately 25% of outstanding invoices at December 31, 2010, of which Dell accounted for $85 million or approximately 13% of outstanding invoices at December 31, 2011 and $107 million or approximately 16% of outstanding invoices at December 31, 2010. Lexmark performs ongoing credit evaluations of the financial position of its third-party distributors, resellers and other customers to determine appropriate credit limits.

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

19. COMMITMENTS AND CONTINGENCIES

Commitments

Lexmark is committed under operating leases (containing various renewal options) for rental of office and manufacturing space and equipment. Rent expense (net of rental income) was $45.9 million, $43.1 million and $48.3 million in 2011, 2010 and 2009, respectively. Future minimum rentals under terms of non-cancelable operating leases (net of sublease rental income commitments) as of December 31, 2011, were as follows:

	2012	2013	2014	2015	2016	Thereafter
Minimum lease payments (net of sublease rental income)	29.4	22.9	18.1	13.4	8.1	15.6

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

Pursuant to the accounting guidance for contingencies, the Company regularly evaluates the probability of a potential loss of its material litigation, claims or assessments to determine whether a liability has been incurred and whether it is probable that one or more future events will occur confirming the loss. If a potential loss is determined by the Company to be probable, and the amount of the loss can be reasonably estimated, the Company establishes an accrual for the litigation, claim or assessment. If it determined that a potential loss for the litigation, claim or assessment is less than probable, the Company assesses whether a potential loss is reasonably possible, and will disclose an estimate of the possible loss or range of loss; provided, however, if a reasonable estimate cannot be made, the Company will provide disclosure to that effect. On at least a quarterly basis, management confers with outside counsel to evaluate all current litigation, claims or assessments in which the Company is involved. Management then meets internally to evaluate all of the Company’s current litigation, claims or assessments. During these meetings, management discusses all existing and new matters, including, but not limited to, (i) the nature of the proceeding; (ii) the status of each proceeding; (iii) the opinions of legal counsel and other advisors related to each proceeding; (iv) the Company’s experience or experience of other entities in similar proceedings; (v) the damages sought for each proceeding; (vi) whether the damages are unsupported and/or exaggerated; (vii) substantive rulings by the court; (viii) information gleaned through settlement discussions; (ix) whether there is uncertainty as to the outcome of pending appeals or motions; (x) whether there are significant factual issues to be resolved; and/or (xi) whether the matters involve novel legal issues or unsettled legal theories. At these meetings, management concludes whether accruals are required for each matter because a potential loss is determined to be probable and the amount of loss can be reasonably estimated; whether an estimate of the possible loss or range of loss can be made for matters in which a potential loss is not probable, but reasonably possible; or whether a reasonable estimate cannot be made for a matter.

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

Molina v. Lexmark

On August 31, 2005 former Company employee Ron Molina filed a class action lawsuit in the California Superior Court for Los Angeles under a California employment statute which in effect prohibits the forfeiture of vacation time accrued. This statute has been used to invalidate California employers’ “use or lose” vacation policies. The class is comprised of less than 200 current and former California employees of the Company. The trial was bifurcated into a liability phase and a damages phase. On May 1, 2009, the trial court Judge brought the liability phase to a conclusion with a ruling that the Company’s vacation and personal choice day’s policies from 1991 to the present violated California law. In a Statement of Decision, received by the Company on August 27, 2010, the trial court Judge awarded the class members approximately $8.3 million in damages which included waiting time penalties and interest but did not include post judgment interest, costs and attorneys’ fees. On November 17, 2010, the trial court Judge partially granted the Company’s motion for a new trial solely as to the argument that current employees are not entitled to any damages. On March 7, 2011 the trial court Judge reduced the original award to $7.8 million. On October 28, 2011, the trial court Judge awarded the class members $5.7 million in attorneys’ fees.

The Company filed a notice of appeal with the California Court of Appeals objecting to the trial court Judge’s award of damages and attorneys’ fees. The appeal is pending.

The Company believes an unfavorable outcome in the matter is probable. The range of potential loss related to this matter is subject to a high degree of estimation. In accordance with the accounting guidance for contingencies, if the reasonable estimate of a probable loss is a range and no amount within the range is a better estimate, the minimum amount of the range is accrued. Because no amount within the range of potential loss is a better estimate than any other amount, the Company has accrued $1.8 million for the Molina matter, which represents the low-end of the range. At the high-end of the range, the class has sought $16.7 million in damages along with $5.7 million in attorneys’ fees, plus post judgment interest. Thus, it is reasonably possible that a loss exceeding the $1.8 million already accrued may be incurred in this matter, ranging from $0 to $22.4 million, excluding post judgment interest, costs and any additional attorneys’ fees which may be assessed against the Company.

Advanced Cartridge Technologies, LLC v. Lexmark

Advanced Cartridge Technologies, LLC (“ACT”) filed suit against the Company on February 22, 2010 in the U.S. District Court for the Middle District of Florida (“District Court”). The Complaint alleges that the Company has infringed three U.S. patents related to toner cartridge technology, and further alleges that the Company has committed false patent marking by improperly marking patent numbers on certain Company toner cartridge products. ACT is seeking up to the statutory maximum of $500 per alleged false patent marking offense. ACT’s damage expert has also provided damage estimates between $27 million and $29 million for the claimed infringement of the ACT patents. There has been no damage estimate for the false marking claim. A jury trial will likely be held in the first quarter of 2012 on the patent infringement claims. On December 21, 2011, the District Court Judge granted the Company’s motion to dismiss ACT’s false marking claim. The Company believes the claims are without merit, and intends to continue to defend against them vigorously. The Company has not established an accrual for the ACT litigation, because it has not determined that a loss with respect to such litigation is probable. Although there is a reasonable possibility of a potential loss with respect to the ACT litigation, the Company does not believe a reasonable estimate of the range of possible loss is currently possible in view of the uncertainty regarding the amount of damages, if any, that could be awarded in this matter.

Copyright fees

Certain countries (primarily in Europe) and/or collecting societies representing copyright owners’ interests have taken action to impose fees on devices (such as scanners, printers and multifunction devices) alleging the copyright owners are entitled to compensation because these devices enable reproducing copyrighted content. Other countries are also considering imposing fees on certain devices. The amount of fees, if imposed, would depend on the number of products sold and the amounts of the fee on each product, which will vary by product and by country. The Company has accrued amounts that it believes are adequate to address the risks related to the copyright fee issues currently pending. The financial impact on the Company, which will depend in large part upon the outcome of local legislative processes, the Company’s and other industry participants’ outcome in contesting the fees and the Company’s ability to mitigate that impact by increasing prices, which ability will depend upon competitive market conditions, remains uncertain. As of December 31, 2011, the Company has accrued approximately $63.3 million for pending copyright fee charges, including litigation proceedings, local legislative initiatives and/or negotiations with the parties involved. The

$1.5 million decrease in the liability compared to December 31, 2010 was due to foreign currency translation. Although it is reasonably possible that amounts may exceed the amount accrued by the Company, such amount, or range of possible loss, given the complexities of the legal issues in these matters, cannot be reasonably estimated by the Company at this time.

As of December 31, 2011, approximately $52 million of the $63.3 million accrued for the pending copyright fee issues was related to single function printer devices sold in Germany prior to December 31, 2007. The VerwertungsGesellschaft Wort (“VG Wort”), a collection society representing certain copyright holders, instituted legal proceedings against Hewlett-Packard Company (“HP”) in July of 2004 relating to whether and to what extent copyright levies for photocopiers should be imposed in accordance with copyright laws implemented in Germany on single function printers. The Company is not a party to this lawsuit, although the Company and VG Wort entered into an agreement in October 2002 pursuant to which both VG Wort and the Company agreed to be bound by the outcome of the VG Wort/HP litigation. On December 6, 2007, the Bundesgerichtshof (the “German Federal Supreme Court”) in the VG Wort litigation with HP issued a judgment that single function printer devices sold in Germany prior to December 31, 2007 are not subject to levies under the then existing law (German Federal Supreme Court, file reference I ZR 94/05). VG Wort filed an appeal with the Bundesverfassungsgericht (the “German Federal Constitutional Court”) challenging the ruling that single function printers are not subject to levies. On September 21, 2010, the German Federal Constitutional Court published a decision holding that the German Federal Supreme Court erred by not considering referring questions on interpretation of German copyright law to the Court of Justice of the European Communities and therefore revoked the German Federal Supreme Court decision and remitted the matter to it. On July 21, 2011, the German Federal Supreme Court has stayed the proceedings and has submitted several questions regarding the interpretation of Directive 2001/29/EC on the harmonization of certain aspects of copyright and related rights in the information society to the European Court of Justice for a decision.

On or about December 15, 2009, VG Wort instituted non-binding arbitration proceedings against the Company before the arbitration board of the Patent and Trademark Office in Munich relating to whether and to what extent copyright levies should be imposed on single function printers sold by the Company in Germany from 2001 to 2007. In its submissions to the Patent and Trademark Office in Munich the Company asserted that all claims for levies on single function printers sold by the Company in Germany should be dismissed. On February 22, 2011 the arbitration board issued a partial decision finding that the claims of VG Wort for the years 2001 through 2005 are time barred by the statute of limitations. On October 27, 2011, the arbitration board further found that the copyright levy claims for single function printers for the years 2006 and 2007 should be dismissed pursuant to the October 2002 agreement between the Company and VG Wort finding the parties agreed to be bound by the judgment of the German Federal Supreme Court of December 6, 2007 which dismissed VG Wort’s copyright levy claims for single function printers. VG Wort has filed objections against these non-binding decisions and further proceedings in German civil court on these issues are expected.

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

20. SEGMENT DATA

The Company serves both the distributed printing and ECM markets and is managed primarily along two segments: ISS and Perceptive Software. ISS offers a broad portfolio of monochrome and color laser printers, laser multifunction products and inkjet all-in-one devices as well as a wide range of supplies and services covering its printing products and technology solutions. Perceptive Software offers a complete suite of ECM software and document workflow solutions. On October 18, 2011, the Company acquired Pallas Athena which enables the Company’s Perceptive Software segment to further strengthen its fleet management solutions and services with a broader range of workflow solutions such as business process management, document output management and process mining software capabilities.

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

The Company combined its laser and inkjet printing divisions into a single organization in the fourth quarter of 2010. The financial data included in this note has been prepared under the current organizational structure for all periods presented.

Perceptive Software was acquired by the Company on June 7, 2010. The 2010 financial results for Perceptive Software include only the activity occurring after the date of acquisition. The 2011 financial results for Pallas Athena include only activity occurring after its date of acquisition and are included in Perceptive Software.

The following table includes information about the Company’s reportable segments for the year ended December 31:

	2011	2010	2009
Revenue:
ISS	$4,078.2	$4,162.4	$3,879.9
Perceptive Software	94.8	37.3	—
Total revenue	$4,173.0	$4,199.7	$3,879.9
Operating income (loss):
ISS	$764.5	$744.6	$487.3
Perceptive Software	(29.6)	(16.1)	—
All other	(292.0)	(281.6)	(271.2)
Total operating income (loss)	$442.9	$446.9	$216.1

Operating income (loss) noted above for the year ended December 31, 2011 includes restructuring and related charges of $9.7 million in ISS and $3.8 million in All other. The improvement in ISS operating income (loss) in 2011 versus 2010 is primarily due to laser hardware revenue growth and improved margins, as well as improved hardware mix. Operating income (loss) related to Perceptive Software for the year ended December 31, 2011 includes $20.7 million of amortization expense related to intangible assets acquired by the Company in 2011 and 2010. Operating income (loss) in 2011 for the Perceptive

Software segment was further influenced by an increase in development, marketing and sales expense ahead of revenue growth.

Operating income (loss) noted above for the year ended December 31, 2010 includes restructuring and related charges of $7.5 million in ISS and $0.8 million in All other. Operating income (loss) related to Perceptive Software for the year ended December 31, 2010 includes $11.6 million of amortization expense related to intangible assets acquired by the Company in the second quarter of 2010.

Operating income (loss) noted above for the year ended December 31, 2009 includes restructuring and related charges of $93.6 million in ISS and $18.5 million in All other.

During 2011, 2010 and 2009, one customer, Dell, accounted for $414.7 million or approximately 10%, $461.3 million or approximately 11% and $495.9 million or approximately 13% of the Company’s total revenue, respectively. Sales to Dell are included in ISS.

The following is revenue by geographic area for the year ended December 31:

	2011	2010	2009
Revenue:
United States	$1,755.4	$1,790.9	$1,672.1
EMEA (Europe, the Middle East & Africa)	1,531.6	1,510.2	1,453.9
Other International	886.0	898.6	753.9
Total revenue	$4,173.0	$4,199.7	$3,879.9

Sales are attributed to geographic areas based on the location of customers. Other International revenue includes exports from the U.S. and Europe.

The following is long-lived asset information by geographic area as of December 31:

	2011	2010	2009
Long-lived assets:
United States	$460.3	$462.5	$508.0
EMEA (Europe, the Middle East & Africa)	125.1	107.6	64.5
Other International	303.4	334.7	342.4
Total long-lived assets	$888.8	$904.8	$914.9

Long-lived assets above include only net property, plant and equipment. Prior years have been adjusted, excluding goodwill and net intangible assets, to conform to current presentation. At December 31, 2011, approximately $150.7 million of the Company’s net property, plant and equipment were located in the Philippines, down slightly from $158.0 million at December 31, 2010. Similar levels of property, plant, and equipment were held in the Philippines in 2009.

Goodwill and net intangible assets were excluded from the preceding table for all years presented in order to re-focus the disclosure on tangible assets, which have greater risks associated with geographical concentration.

The following is revenue by product category for the year ended December 31:

	2011	2010	2009
Revenue:
Laser and inkjet printers (1)	$989.0	$1,062.2	$938.8
Laser and inkjet supplies (2)	2,911.8	2,914.5	2,751.8
Software and other (3)	272.2	223.0	189.3
Total revenue	$4,173.0	$4,199.7	$3,879.9

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

21. SUBSEQUENT EVENTS

Effective January 18, 2012, Lexmark entered into a $350 million 5-year senior, unsecured, multicurrency revolving credit facility that includes the availability of swingline loans and multicurrency letters of credit. Under certain circumstances and subject to certain conditions, the aggregate amount available under the facility may be increased to a maximum of $500 million. Interest on all borrowings under the credit agreement is determined based upon either the Adjusted Base Rate or the Adjusted LIBO Rate, in each case plus a margin that is adjusted on the basis of either of the Company’s consolidated leverage ratio or the Company’s index debt rating. The credit agreement replaces the Company’s current $300 million 3-year multicurrency revolving credit agreement entered into on August 17, 2009.

After the close of the markets on January 31, 2012, the Company entered into an ASR Agreement with a financial institution counterparty. Pursuant to the terms of the ASR Agreement, the Company will purchase $30 million of the outstanding shares of its Class A Common Stock from the financial institution counterparty. Under the ASR Agreement, the financial institution counterparty delivered to the Company on February 3, 2012, 730,659 shares, equal to 85 percent of the shares that would be repurchased at a price of $34.90, the closing price of the Company’s Class A Common Stock on January 31, 2012. Upon delivery of these shares, the number of shares held in treasury increased from 23.0 million shares to 23.8 million shares. The final number of shares to be delivered to the Company by the financial institution counterparty under the ASR Agreement shall be adjusted based on a discount to the average of the daily volume weighted average price of the Company’s Class A Common Stock during the term of the ASR Agreement. If the number of shares to be delivered to the Company is less than the initial delivery of shares by the financial institution counterparty, the Company may be required to remit shares or cash to the financial institution counterparty as a result of such adjustment. The Company controls the election to deliver either additional shares or cash to the counterparty. The share repurchases are expected to be completed during the first quarter of 2012. The payment of $30 million by the Company to the financial institution counterparty for the repurchase of shares was funded from available U.S. cash equivalents and current marketable securities.

On February 23, 2012, the Company’s Board of Directors approved a quarterly dividend of $0.25 per share of Class A Common Stock. The dividend is payable March 16, 2012 to stockholders of record on March 5, 2012.

22. QUARTERLY FINANCIAL DATA (UNAUDITED)

(In Millions, Except Per Share Amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011:
Revenue	$1,034.4	$1,044.2	$1,034.9	$1,059.6
Gross profit (1)	389.4	413.5	381.7	396.1
Operating income (1)	113.2	137.9	99.0	92.8
Net earnings (1)	83.3	101.3	67.0	69.3
Basic EPS* (1)	$1.06	$1.28	$0.87	$0.95
Diluted EPS* (1)	1.04	1.27	0.86	0.94
Dividend declared per share	—	—	—	0.25
Stock prices:
High	$40.35	$38.29	$34.45	$34.33
Low	34.29	26.81	27.03	26.48
2010:
Revenue	$1,042.9	$1,033.0	$1,019.7	$1,104.0
Gross profit (2)	384.8	380.0	361.2	393.5
Operating income (2)	133.3	118.9	93.2	101.6
Net earnings (2)	95.3	85.1	72.0	87.6
Basic EPS* (2)	$1.21	$1.08	$0.92	$1.11
Diluted EPS* (2)	1.20	1.07	0.90	1.10
Stock prices:
High	$36.82	$40.08	$45.36	$47.72
Low	25.50	33.03	32.22	34.58

The Company acquired Perceptive Software on June 7, 2010 and Pallas Athena on October 18, 2011. The consolidated financial results include those of Perceptive Software and Pallas Athena occurring subsequent to the acquisitions. Refer to Note 20 for financial information regarding the Perceptive Software segment, which includes the activities of both businesses.

The sum of the quarterly data may not equal annual amounts due to rounding.

*	The sum of the quarterly earnings per share amounts does not necessarily equal the annual earnings per share due to changes in average share calculations. This is in accordance with prescribed reporting requirements.

(1)	Net earnings for the first quarter of 2011 included $2.1 million of pre-tax restructuring-related charges and project costs in connection with the Company’s restructuring plans and $5.6 million of pre-tax charges in connection with the Company’s acquisition.

Net earnings for the second quarter of 2011 included $5.1 million of pre-tax restructuring-related charges and project costs in connection with the Company’s restructuring plans and $4.2 million of pre-tax charges in connection with the Company’s acquisition.

Net earnings for the third quarter of 2011 included $2.8 million of pre-tax restructuring-related charges and project costs in connection with the Company’s restructuring plans and $5.7 million of pre-tax charges in connection with the Company’s acquisition.

Net earnings for the fourth quarter of 2011 included $19.9 million of pre-tax restructuring-related charges and project costs in connection with the Company’s restructuring plans and $9.0 million of pre-tax charges in connection with the Company’s acquisition.

(2)	Net earnings for the first quarter of 2010 included $14.7 million of pre-tax restructuring-related charges and project costs in connection with the Company’s restructuring plans.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lexmark International, Inc.:

In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of earnings, of cash flows and of stockholders’ equity and comprehensive earnings present fairly, in all material respects, the financial position of Lexmark International, Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the Index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control Over Financial Reporting” appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 28, 2012

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2011. Based upon that evaluation, the Company’s Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and were effective as of December 31, 2011 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 141.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Except with respect to information regarding the executive officers of the Registrant and the Company’s code of ethics, the information required by Part III, Item 10 of this Form 10-K is incorporated by reference herein, and made part of this Form 10-K, from the Company’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year. The required information is included in the definitive Proxy Statement under the headings “Election of Directors” and “Report of the Finance and Audit Committee.” The information with respect to the executive officers of the Registrant is included under the heading “Executive Officers of the Registrant” in Item 1 above. The Company has adopted a code of business conduct and ethics for directors, officers (including the Company’s principal executive officer, principal financial and accounting officer) and employees, known as the Code of Business Conduct. The Code of Business Conduct, as well as the Company’s Corporate Governance Principles and the charters of each of the committees of the Board of Directors, is available on the Corporate Governance section of the Company’s Investor Relations website at http://investor.lexmark.com. The Company also intends to disclose on the Corporate Governance section of its Investor Relations website any amendments to the Code of Business Conduct and any waivers from the provisions of the Code of Business Conduct that apply to the principal executive officer, principal financial and accounting officer, and that relate to any elements of the code of ethics enumerated by the applicable regulation of the Securities and Exchange Commission (Item 406(b) of Regulation S-K). Anyone may request a free copy of the Corporate Governance Principles, the charters of each of the committees of the Board of Directors or the Code of Business Conduct from:

Lexmark International, Inc.

Attention: Investor Relations

One Lexmark Centre Drive

740 West New Circle Road

Lexington, Kentucky 40550

(859) 232-5568

The New York Stock Exchange (“NYSE”) requires that the Chief Executive Officer of each listed Company certify annually to the NYSE that he or she is not aware of any violation by the Company of NYSE corporate governance listing standards as of the date of such certification. The Company submitted the certification of its Chairman and Chief Executive Officer, Paul A. Rooke, for 2011 with its Annual Written Affirmation to the NYSE on May 16, 2011.

The Securities and Exchange Commission requires that the principal executive officer and principal financial officer of the Company make certain certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and file the certifications as exhibits with each Annual Report on Form 10-K. In connection with this Annual Report on Form 10-K filed with respect to the year ended December 31, 2011, these certifications were made by Paul A. Rooke, Chairman and Chief Executive Officer, and John W. Gamble, Jr., Executive Vice President and Chief Financial Officer, of the Company and are included as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

Item 11.	EXECUTIVE COMPENSATION

Information required by Part III, Item 11 of this Form 10-K is incorporated by reference from the Company’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K. The required information is included in the definitive Proxy Statement under the headings “Compensation Discussion & Analysis,” “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Part III, Item 12 of this Form 10-K is incorporated by reference from the Company’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K. The required information is included in the definitive Proxy Statement under the headings “Security Ownership by Management and Principal Stockholders” and “Equity Compensation Plan Information.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Part III, Item 13 of this Form 10-K is incorporated by reference from the Company’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K. The required information is included in the definitive Proxy Statement under the headings “Composition of Board and Committees,” “Related Person Transactions,” “Executive Compensation” and “Director Compensation.”

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Part III, Item 14 of this Form 10-K is incorporated by reference from the Company’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K. The required information is included in the definitive Proxy Statement under the heading “Ratification of the Appointment of Independent Auditors.”

Part IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) Financial Statements:

Financial statements filed as part of this Form 10-K are included under Part II, Item 8.

(2) Financial Statement Schedule:

Pages In Form 10-K
Report of Independent Registered Public Accounting Firm included in Part II, Item 8	141
For the years ended December 31, 2009, 2010 and 2011:
Schedule II — Valuation and Qualifying Accounts	147

All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related Notes.

(3) Exhibits

Exhibits for the Company are listed in the Index to Exhibits beginning on page E-1.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2009, 2010 and 2011

(In Millions)

(A)	(B)	(C)		(D)	(E)
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
2009:
Provision for bad debt	$15.6	$0.6	$—	$(1.4)	$14.8
Deferred tax asset valuation allowances	0.7	(0.5)	—	—	0.2
2010:
Provision for bad debt	$14.8	$2.6	$—	$(3.4)	$14.0
Deferred tax asset valuation allowances	0.2	(0.2)	2.2	—	2.2
2011:
Provision for bad debt	$14.0	$(3.0)	$—	$(1.7)	$9.3
Deferred tax asset valuation allowances	2.2	2.6	—	—	4.8

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Lexington, Commonwealth of Kentucky, on February 28, 2012.

LEXMARK INTERNATIONAL, INC.

By	/s/ Paul A. Rooke
Name: Paul A. Rooke
Title: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul A. Rooke Paul A. Rooke	Chairman and Chief Executive Officer (Principal Executive Officer)	February 28, 2012

/s/ John W. Gamble, Jr. John W. Gamble, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2012

* Jared L. Cohon	Director	February 28, 2012

* J. Edward Coleman	Director	February 28, 2012

* W. Roy Dunbar	Director	February 28, 2012

* William R. Fields	Director	February 28, 2012

* Ralph E. Gomory	Director	February 28, 2012

* Stephen R. Hardis	Director	February 28, 2012

* Sandra L. Helton	Director	February 28, 2012

* Robert Holland, Jr.	Director	February 28, 2012

* Michael J. Maples	Director	February 28, 2012

* Jean-Paul L. Montupet	Director	February 28, 2012

* Kathi P. Seifert	Director	February 28, 2012

/s/ *Robert J. Patton, Attorney-in-Fact *Robert J. Patton, Attorney-in-Fact

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
2	Agreement and Plan of Merger, dated as of February 29, 2000, by and between Lexmark International, Inc. (the “Company”) and Lexmark International Group, Inc.	10-Q	3/31/00	2	5/10/00

3.1	Restated Certificate of Incorporation of the Company.	10-Q	6/30/00	3(i)	8/10/00

3.2	Company By-Laws, as Amended and Restated July 28, 2011	8-K		3.1	8/2/11

4.1	Form of Indenture, dated as of May 22, 2008, between the Company and The Bank of New York Trust Company, N.A., as Trustee.	8-K		4.1	5/22/08

4.2	Form of First Supplemental Indenture, dated as of May 22, 2008, between the Company and The Bank of New York Trust Company, N.A., as Trustee.	8-K		4.2	5/22/08

4.3	Form of Global Note of the Company’s 5.900% Senior Notes due 2013.	8-K		4.2	5/22/08

4.4	Form of Global Note of the Company’s 6.650% Senior Notes due 2018.	8-K		4.2	5/22/08

4.5	Specimen of Class A Common Stock Certificate.	10-K	12/31/10	3.1	2/28/11

10.1	Agreement, dated as of May 31, 1990, between the Company and Canon Inc., and Amendment thereto.*	S-1/A		10.4	11/13/95

10.2	Agreement, dated as of March 26, 1991, between the Company and Hewlett-Packard Company.*	S-1/A		10.5	11/13/95

10.3	Patent Cross-License Agreement, effective October 1, 1996, between the Company and Hewlett-Packard Company.*	10-Q/A	9/30/96	10	11/6/96

10.4	Amended and Restated Lease Agreement, dated as of January 1, 1991, between the Company and IBM, and First Amendment, dated as of March 1, 1991, thereto.	S-1		10.6	9/22/95

10.5	Third Amendment to Lease Agreement, dated as of December 28, 2000, between the Company and IBM.	10-K	12/31/01	10.5	3/19/02

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
10.6	Credit Agreement, dated as of January 18, 2012, by and among the Company, as Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, and SunTrust Bank and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Co-Documentation Agents.	8-K		10.1	1/23/12

10.7	Amended and Restated Receivables Purchase Agreement, dated as of October 8, 2004, by and among Lexmark Receivables Corporation (“LRC”), as Seller; CIESCO, LLC (“CIESCO”) and Gotham Funding Corporation (“Gotham”), as the Investors; Citibank, N.A. (“Citibank”) and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch (“BTM”), as the Banks; Citicorp North America, Inc. (“CNAI”) and BTM, as the Investor Agents; CNAI, as Program Agent for the Investors and Banks; and the Company, as Collection Agent and Originator.	8-K		10.1	10/13/04

10.8	Amendment No. 1 to Receivables Purchase Agreement, dated as of October 7, 2005, by and among LRC, as Seller; CIESCO and Gotham, as the Investors; Citibank and BTM, as the Banks; CNAI, as Program Agent; CNAI and BTM, as the Investor Agents; and the Company, as Collection Agent and Originator.	10-Q	9/30/05	10.1	11/1/05

10.9	Amendment No. 2 to Receivables Purchase Agreement, dated as of October 6, 2006, by and among LRC, as Seller; CIESCO and Gotham, as the Investors; Citibank and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (“BTMUFJ”), as the Banks; CNAI, as Program Agent; CNAI and BTMUFJ, as Investor Agents; and the Company, as Collection Agent and Originator.	10-Q	9/30/06	10.1	11/7/06

10.10	Amendment No. 3 to Receivables Purchase Agreement, dated as of March 30, 2007, by and among LRC, as Seller; CIESCO and Gotham, as the Investors; Citibank and BTMUFJ, as the Banks; CNAI, as Program Agent; CNAI and BTMUFJ, as Investor Agents, and the Company, as Collection Agent and Originator.	10-Q	3/31/07	10.2	5/8/07

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
10.11	Amendment No. 4 to Receivables Purchase Agreement, dated as of October 5, 2007, by and among LRC, as Seller; CIESCO and Gotham, as the Investors; Citibank and BTMUFJ, as the Banks; CNAI, as Program Agent; CNAI and BTMUFJ, as Investor Agents; and the Company, as Collection Agent and Originator.	10-Q	9/30/07	10.1	11/6/07

10.12	Amendment No. 5 to Receivables Purchase Agreement, dated as of October 3, 2008, by and among LRC, as Seller; Gotham, as an Investor; BTMUFJ, as Program Agent, an Investor Agent and a Bank, and the Company, as Collection Agent and Originator.	10-Q	9/30/08	10.2	11/4/08

10.13	Amendment No. 6 to Receivables Purchase Agreement, dated as of October 2, 2009, by and among LRC, as Seller; Gotham, as an Investor; BTMUFJ, as Program Agent, an Investor Agent and a Bank; and the Company, as Collection Agent and Originator.	8-K		10.1	10/2/09

10.14	Amendment No. 7 to Receivables Purchase Agreement, dated as of October 1, 2010, by and among LRC, as Seller; Gotham, as an Investor; Fifth Third Bank, as an Investor Agent and a Bank; BTMUFJ, as Program Agent, an Investor Agent and a Bank; and the Company, as Collection Agent and Originator.	10-Q	9/30/10	10.1	11/3/10

10.15	Amendment No. 9 to Receivables Purchase Agreement, dated as of September 30, 2011, by and among LRC, as Seller; Gotham, as an Investor; Fifth Third Bank, as an Investor Agent and a Bank; BTMUFJ, as Program Agent, an Investor Agent and a Bank; and the Company, as Collection Agent and Originator.	8-K		10.1	10/6/11

10.16	Purchase and Contribution Agreement, dated as of October 22, 2001, by and between the Company, as Seller, and LRC, as Purchaser.	10-Q	9/30/01	10.2	11/13/01

10.17	Amendment to Purchase and Contribution Agreement, dated as of October 17, 2002, by and between the Company, as Seller, and LRC, as Purchaser.	10-Q	9/30/02	10.2	11/14/02

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
10.18	Amendment No. 2 to Purchase and Contribution Agreement, dated as of October 20, 2003, by and between the Company, as Seller, and LRC, as Purchaser.	10-Q	9/30/03	10.2	11/10/03

10.19	Amendment No. 3 to Purchase and Contribution Agreement, dated as of October 8, 2004, by and between the Company, as Seller, and LRC, as Purchaser.	8-K		10.2	10/13/04

10.20	Amendment No. 4 to Purchase and Contribution Agreement, dated as of October 7, 2005, by and between the Company, as Seller, and LRC, as Purchaser.	10-Q	9/30/05	10.2	11/1/05

10.21	Amendment No. 5 to Purchase and Contribution Agreement, dated as of October 5, 2007, by and between the Company, as Seller, and LRC, as Purchaser.	10-Q	9/30/07	10.2	11/6/07

10.22	Amendment No. 6 to Purchase and Contribution Agreement, dated as of October 3, 2008, by and between the Company, as Seller, and LRC, as Purchaser.	10-Q	9/30/08	10.3	11/4/08

10.23	Amendment No. 7 to Purchase and Contribution Agreement, dated as of October 2, 2009, by and between the Company, as Seller, and LRC, as Purchaser.	8-K		10.2	10/2/09

10.24	Amendment No. 9 to Purchase and Contribution Agreement, dated as of September 30, 2012, by and between the Company, as Seller, and LRC, as Purchaser.	8-K		10.2	10/6/11

10.25	Company Stock Incentive Plan, as Amended and Restated, effective April 23, 2009.+	DEF14A		A	3/6/09

10.26	Form of Non-Qualified Stock Option Agreement pursuant to the Company’s Stock Incentive Plan.+	10-Q	9/30/10	10.2	11/3/10

10.27	Form of Performance-Based Non-Qualified Stock Option Agreement pursuant to the Company’s Stock Incentive Plan.+	10-Q	6/30/09	10.1	8/3/09

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
10.28	Form of Restricted Stock Unit Agreement pursuant to the Company’s Stock Incentive Plan.+	10-K	12/31/08	10.24	2/27/09

10.29	Form of Performance-Based Restricted Stock Unit Agreement pursuant to the Company’s Stock Incentive Plan for the 2010 Performance Period.+	8-K		10.1	2/26/10

10.30	Form of Performance-Based Restricted Stock Unit Agreement pursuant to the Company’s Stock Incentive Plan for the 2011 Performance Period.+	8-K		10.1	3/1/11

10.31	Company Nonemployee Director Stock Plan, as Amended and Restated, effective April 30, 1998.+	10-Q	6/30/98	10.1	8/11/98

10.32	Amendment No. 1 to the Company’s	10-Q	3/31/99	10.2	5/12/99

	Nonemployee Director Stock Plan, dated as of February 11, 1999.+

10.33	Amendment No. 2 to the Company’s Nonemployee Director Stock Plan, dated as of April 29, 1999.+	10-Q	6/30/99	10.3	8/10/99

10.34	Amendment No. 3 to the Company’s Nonemployee Director Stock Plan, dated as of July 24, 2003.+	10-Q	6/30/03	10.1	8/13/03

10.35	Amendment No. 4 to the Company’s Nonemployee Director Stock Plan, dated as of April 22, 2004.+	10-Q	6/30/04	10.1	8/6/04

10.36	Amendment No. 5 to the Company’s Nonemployee Director Stock Plan, dated as of December 19, 2008.+	10-K	12/31/08	10.31	2/27/09

10.37	Form of Stock Option Agreement pursuant to the Company’s Nonemployee Director Stock Plan.+	10-Q	6/30/98	10.2	8/11/98

10.38	Company 2005 Nonemployee Director Stock Plan, as Amended and Restated, effective January 1, 2009.+	10-K	12/31/08	10.33	2/27/09

10.39	Form of Non-Qualified Stock Option Agreement pursuant to the Company’s 2005 Nonemployee Director Stock Plan.+	10-Q	9/30/06	10.3	11/7/06

10.40	Form of Initial Restricted Stock Unit Agreement pursuant to the Company’s 2005 Nonemployee Director Stock Plan.+	10-Q	9/30/06	10.4	11/7/06

10.41	Form of Annual Restricted Stock Unit Agreement pursuant to the Company’s 2005 Nonemployee Director Stock Plan.+	10-K	12/31/09	10.37	2/26/10

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
10.42	Company Senior Executive Incentive Compensation Plan, as Amended and Restated, effective January 1, 2009.+	10-K	12/31/08	10.39	2/27/09

10.43	Form of Employment Agreement for Executive Officers.+	8-K		10.1	10/27/10

10.44	Form of Change in Control Agreement for the Chief Executive Officer and Executive Vice Presidents.+	8-K		10.2	10/27/10

10.45	Form of Change in Control Agreement for Vice Presidents.+	8-K		10.3	11/5/10

10.46	Form of Indemnification Agreement for Executive Officers.+	10-Q	9/30/98	10.2	11/12/98

10.47	Form of Indemnification Agreement for Directors.+	8-K		10.1	7/22/10

10.48	Description of Compensation Payable to Nonemployee Directors.+					X

21	Subsidiaries of the Company.					X

23	Consent of PricewaterhouseCoopers LLP.					X

24	Power of Attorney.					X

31.1	Certification of Chairman and Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statement of Earnings for the years ended December 31, 2011, 2010 and 2009, (ii) the Consolidated Statement of Financial Position at December 31, 2011 and December 31, 2010, (iii) the Consolidated Statement of Cash Flows for the years ended December 31, 2011, 2010 and 2009, (iv) the Consolidated Statement of Stockholders’ Equity and Comprehensive Earnings for the years ended December 31, 2011, 2010 and 2009, and (v) the Notes to the Consolidated Financial Statements.§					X

*	Confidential treatment previously granted by the Securities and Exchange Commission.

+	Indicates management contract or compensatory plan, contract or arrangement.

§	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.