Form 10-Q
period 2012-03-31
LEXMARK INTERNATIONAL INC /KY/
filed 2012-05-09
CIK 1001288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2012

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 1-14050

LEXMARK INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1308215
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

One Lexmark Centre Drive
740 West New Circle Road
Lexington, Kentucky	40550
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

The registrant had 71,135,180 shares outstanding (excluding shares held in treasury) of Class A Common Stock, par value $0.01 per share, as of the close of business on April 30, 2012.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

		Page of Form 10-Q
	PART I – FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS
	Consolidated Condensed Statements of Earnings
	Three Months Ended March 31, 2012 and 2011	2
	Consolidated Condensed Statements of Comprehensive Earnings
	Three Months Ended March 31, 2012 and 2011	3
	Consolidated Condensed Statements of Financial Position
	As of March 31, 2012 and December 31, 2011	4
	Consolidated Condensed Statements of Cash Flows
	Three Months Ended March 31, 2012 and 2011	5
	Notes to Consolidated Condensed Financial Statements	6
Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	34
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	50
Item 4.	CONTROLS AND PROCEDURES	51

	PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	52
Item 1A.	RISK FACTORS	52
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	52
Item 6.	EXHIBITS	52

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

PART I – FINANCIAL INFORMATION

Item 1.              FINANCIAL STATEMENTS

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31
	2012	2011

Revenue	$992.5	$1,034.4
Cost of revenue	611.1	645.0
Gross profit	381.4	389.4

Research and development	96.7	90.9
Selling, general and administrative	190.6	186.9
Restructuring and related charges (reversals)	4.7	(1.6)
Operating expense	292.0	276.2
Operating income	89.4	113.2

Interest (income) expense, net	7.1	7.5
Other (income) expense, net	0.2	0.1
Earnings before income taxes	82.1	105.6

Provision for income taxes	21.3	22.3
Net earnings	$60.8	$83.3

Net earnings per share:
Basic	$0.85	$1.06
Diluted	$0.84	$1.04
Shares used in per share calculation:
Basic	71.2	78.9
Diluted	72.3	79.8
Cash dividends declared per common share	$0.25	$-

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE EARNINGS
(In Millions)
(Unaudited)

	Three Months Ended March 31
	2012	2011
Net earnings	$60.8	$83.3
Other comprehensive earnings (loss):
Foreign currency translation adjustment	23.0	14.6
Pension or other postretirement benefits	6.3	2.1
Net unrealized gain (loss) on marketable securities – OTTI*	(0.1)	0.1
Net unrealized gain (loss) on marketable securities	1.7	(0.2)
Comprehensive earnings	$91.7	$99.9

*Other-than-temporary impairment (“OTTI”)

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
(In Millions, Except Par Value)
(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$186.2	$356.1
Marketable securities	763.2	793.3
Trade receivables, net of allowances of $27.3 in 2012 and $28.0 in 2011	474.3	457.8
Inventories	328.6	335.5
Prepaid expenses and other current assets	243.5	266.1
Total current assets	1,995.8	2,208.8

Property, plant and equipment, net	882.1	888.8
Marketable securities	11.7	11.5
Goodwill	370.9	216.4
Intangibles, net	230.8	151.2
Other assets	167.0	160.3
Total assets	$3,658.3	$3,637.0

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$473.3	$486.5
Accrued liabilities	603.3	636.8
Total current liabilities	1,076.6	1,123.3

Long-term debt	649.4	649.3
Other liabilities	484.6	472.7
Total liabilities	2,210.6	2,245.3

Contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1.6 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value:
Class A, 900.0 shares authorized; 71.1 and 71.4 outstanding in 2012 and 2011, respectively	0.9	0.9
Class B, 10.0 shares authorized; no shares issued and outstanding	-	-
Capital in excess of par	879.2	866.6
Retained earnings	1,524.8	1,482.3
Treasury stock, net; at cost; 23.8 and 23.0 shares in 2012 and 2011, respectively	(684.4)	(654.4)
Accumulated other comprehensive loss	(272.8)	(303.7)
Total stockholders' equity	1,447.7	1,391.7
Total liabilities and stockholders' equity	$3,658.3	$3,637.0

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Three Months Ended March 31
	2012	2011
Cash flows from operating activities:
Net earnings	$60.8	$83.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	61.7	51.4
Deferred taxes	(0.9)	(2.4)
Stock-based compensation expense	4.9	5.8
Other	1.5	2.5
Change in assets and liabilities:
Trade receivables	(8.4)	(2.6)
Inventories	6.9	1.3
Accounts payable	(16.9)	29.0
Accrued liabilities	(47.1)	(59.9)
Other assets and liabilities	29.6	(23.2)
Net cash flows provided by operating activities	92.1	85.2

Cash flows from investing activities:
Purchases of property, plant and equipment	(48.2)	(36.3)
Purchases of marketable securities	(370.4)	(404.0)
Proceeds from sales of marketable securities	321.4	258.0
Proceeds from maturities of marketable securities	83.1	65.5
Purchases of business, net of cash acquired	(204.7)	-
Net cash flows used for investing activities	(218.8)	(116.8)

Cash flows from financing activities:
Repayment of assumed debt	(4.3)	-
Payment of cash dividend	(17.8)	-
Purchase of treasury stock	(30.0)	-
Proceeds from employee stock plans	5.8	-
Other	1.7	2.2
Net cash flows (used for) provided by financing activities	(44.6)	2.2
Effect of exchange rate changes on cash	1.4	0.7
Net change in cash and cash equivalents	(169.9)	(28.7)
Cash and cash equivalents - beginning of period	356.1	337.5
Cash and cash equivalents - end of period	$186.2	$308.8

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(In Millions, Except Per Share Amounts)
(Unaudited)

1.           BASIS OF PRESENTATION

The accompanying interim Consolidated Condensed Financial Statements are unaudited; however, in the opinion of management of Lexmark International, Inc. (together with its subsidiaries, the “Company” or “Lexmark”), all adjustments necessary for a fair statement of the interim financial results have been included. All adjustments included were of a normal recurring nature. The results for the interim periods are not necessarily indicative of results to be expected for the entire year. The Consolidated Condensed Statements of Financial Position data as of December 31, 2011 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). The Company filed with the Securities and Exchange Commission audited consolidated financial statements for the year ended December 31, 2011, on Form 10-K, which included all information and notes necessary for such presentation. Accordingly, these financial statements and notes should be read in conjunction with the Company’s audited annual consolidated financial statements for the year ended December 31, 2011.

Refer to Note 16 for a discussion of accounting changes in the first quarter of 2012 required by updates to the Accounting Standards Codification (“ASC”). The updates are related to the presentation of comprehensive income and fair value measurements and disclosures.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	March 31, 2012				December 31, 2011
		Based on				Based on
		Quoted prices in	Other observable	Unobservable		Quoted prices in	Other observable	Unobservable
		active markets	inputs	inputs		active markets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)	Fair value	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Government & agency debt securities	$326.7	$251.9	$74.8	$-	$342.1	$226.3	$114.3	$1.5
Corporate debt securities	361.4	25.0	327.1	9.3	377.9	24.6	334.8	18.5
AB & MB securities	75.1	-	70.7	4.4	73.3	-	68.5	4.8
Total available-for-sale marketable securities - ST	763.2	276.9	472.6	13.7	793.3	250.9	517.6	24.8

Foreign currency derivatives (1)	-	-	-	-	0.1	-	0.1	-

Auction rate securities - municipal debt	8.3	-	-	8.3	8.2	-	-	8.2
Auction rate securities - preferred	3.4	-	-	3.4	3.3	-	-	3.3
Total available-for-sale marketable securities - LT	11.7	-	-	11.7	11.5	-	-	11.5
Total	$774.9	$276.9	$472.6	$25.4	$804.9	$250.9	$517.7	$36.3

Liabilities measured at fair value on a recurring basis:
Foreign currency derivatives (1)	$0.4	$-	$0.4	$-	$1.0	$-	$1.0	$-
Total	$0.4	$-	$0.4	$-	$1.0	$-	$1.0	$-

AB = Asset-backed
MB = Mortgage-backed

(1) Foreign currency derivative assets and foreign currency derivative liabilities are included in Prepaid expenses and other current assets and Accrued liabilities, respectively, on the Consolidated Condensed Statements of Financial Position. See Note 13 for disclosure of derivative assets and liabilities on a gross basis.

Excluded from the 2012 table above were financial instruments included in Cash and cash equivalents on the Consolidated Condensed Statements of Financial Position. The Company’s policy is to consider all highly liquid investments with an original maturity of three months or less at the Company’s date of purchase to be cash equivalents. Investments considered cash equivalents included approximately $74.6 million of money market funds categorized as Level 2, $8.1 million of U.S. government and agency securities categorized as Level 1 and $1.2 million of corporate debt securities categorized as Level 2 at March 31, 2012.  Excluded from the 2011 table above were financial instruments included in Cash and cash equivalents on the Consolidated Condensed Statements of Financial Position. Investments considered cash equivalents included approximately $235.9 million of money market funds, $6.5 million of U.S. government and agency debt securities and $2.0 million of corporate debt securities at December 31, 2011. The amortized cost of these investments closely approximates fair value in accordance with the Company’s policy regarding cash equivalents. Fair value of these instruments is readily determinable using the methods described below for marketable securities  and money market funds.

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the quarter ended March 31, 2012:

Three Months Ended, March 31, 2012	Total Level 3	Agency debt	Corporate debt	AB and MB	ARS - muni debt	ARS - preferred
	securities	securities	securities	Securities	securities	securities
Balance, beginning of period	$36.3	$1.5	$18.5	$4.8	$8.2	$3.3
Realized and unrealized gains/(losses) included in earnings	-	-	-	-	-	-
Unrealized gains/(losses) included in OCI - OTTI securities	-	-	-	-	-	-
Unrealized gains/(losses) included in OCI - All other	0.5	-	0.1	0.2	0.1	0.1
Purchases	0.4	-	0.4	-	-	-
Sales and redemptions	(3.9)	-	(3.6)	(0.3)	-	-
Maturities	(0.4)	-	(0.4)	-	-	-
Transfers in	-	-	-	-	-	-
Transfers out	(7.5)	(1.5)	(5.7)	(0.3)	-	-
Balance, end of period	$25.4	$-	$9.3	$4.4	$8.3	$3.4

OCI = Other comprehensive income
OTTI = Other-than-temporary impairment
AB = Asset-backed
MB = Mortgage-backed
ARS = Auction rate security

Of the realized and unrealized losses included in earnings during the first quarter of 2012, none were related to Level 3 securities held by the Company at March 31, 2012.

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

OCI = Other comprehensive income
OTTI = Other-than-temporary impairment
AB = Asset-backed
MB = Mortgage-backed
ARS = Auction rate security

Of the realized and unrealized losses included in earnings during the first quarter of 2011, none were related to Level 3 securities held by the Company at March 31, 2011.

Transfers

In determining where measurements lie in the fair value hierarchy, the Company uses default assumptions regarding the general characteristics of the financial instrument as the starting point. The Company then adjusts the level assigned to the fair value measurement for financial instruments held at the end of the reporting period, as necessary, based on the weight of the evidence obtained by the Company. For most financial instruments, the Company reviews the levels assigned to its fair value measurements on a quarterly basis and recognizes transfers between levels of the fair value hierarchy as of the beginning of the quarter in which the transfer occurs.

2012
The Company transferred, on a gross basis, $10.1 million from Level 1 to Level 2 due to lower levels of market activity for certain U.S. agency debt securities noted during the first quarter of 2012. The fair values of the Company’s U.S. agency debt securities are generally categorized as Level 1 but may be downgraded based on the Company’s assessment of market activity for individual securities. The Company also transferred from Level 2 to Level 1, on a gross basis, $8.4 million of corporate debt securities and $9.8 million of U.S. agency debt securities due to trading volumes sufficient to indicate an active market for the securities.

Additionally, as indicated in the table above, the Company transferred, on a gross basis, $0.3 million of asset-backed securities, $5.7 million of corporate debt securities and $1.5 million of U.S. agency debt securities from Level 3 to Level 2 as the Company was able to obtain information demonstrating that the prices were observable in the market as of March 31, 2012.

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

Marketable Securities - Valuation Process

The Company uses multiple third parties to report the fair values of the securities in which Lexmark is invested, though the responsibility of valuation remains with the Company’s management. Most of the securities’ fair values are based upon a consensus price method, whereby prices from a variety of industry data providers are input into a distribution-curve based algorithm to determine the most appropriate fair value. For securities valued using this method the Company compares the consensus prices provided by the third party to additional pricing data the Company obtains from other available sources. Each quarter the Company utilizes multiple sources of pricing as well as broker quotes, trading and other market data in its process of assessing the reasonableness of consensus prices provided by the third party and testing default level assumptions. The Company assesses the quantity of pricing sources available, variability in the prices provided, trading activity and other relevant data to reasonably determine that the price provided is consistent with the accounting guidance for fair value measurements.

The fair values reported for securities classified as Level 3 in the fair value hierarchy are less likely to be transacted upon than the fair values reported for securities classified in other levels of the fair value hierarchy.

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

Money market funds

The money market funds in which the Company is invested are considered cash equivalents and are generally highly liquid investments. Money market funds are valued at the per share (unit) published as the basis for current transactions.

Auction Rate Securities

The Company’s auction rate securities for which recent auctions were unsuccessful are made up of student loan revenue bonds valued at $2.9 million, municipal sewer and airport revenue bonds valued at $5.4 million, and auction rate preferred stock valued at $3.4 million at March 31, 2012. The Company’s auction rate securities for which recent auctions were unsuccessful are made up of student loan revenue bonds valued at $2.7 million, municipal sewer and airport revenue bonds valued at $5.5 million, and auction rate preferred stock valued at $3.3 million at December 31, 2011.

At March 31, 2012, the Company’s auction rate securities for which recent auctions were unsuccessful were valued by a third party using a discounted cash flow model based on the characteristics of the individual securities, which the Company believes yields the best estimate of fair value. The first step in the valuation included a credit analysis of the security which considered various factors including the credit quality of the issuer (and insurer if applicable), the instrument’s position within the capital structure of the issuing authority, and the composition of the authority’s assets including the effect of insurance and/or government guarantees. Next, the future cash flows of the instruments were projected based on certain assumptions regarding the auction rate market significant to the valuation including (1) the auction rate market will remain illiquid and auctions will continue to fail causing the interest rate to be the maximum applicable rate and (2) the securities will not be redeemed prior to any scheduled redemption dates. These assumptions resulted in discounted cash flow analysis being performed through the legal maturities of most of the securities, ranging from July 2032 through December 2037, or in the case of the auction rate preferred stock, through the mandatory redemption date of December 2021. The projected cash flows were then discounted using the applicable yield curve plus a 250 basis point liquidity premium added to the applicable discount rate. Quantitative disclosures of key unobservable inputs for auction rate securities appear in the table below.

Security type	Range of discount rates (including basis point liquidity premium)		Range of estimated forward rates applied to contractual cash flows
	Minimum	Maximum	Minimum	Maximum
Auction rate securities – municipal debt	2.6%	10.0%	0.2%	7.3%
Auction rate securities – preferred	2.9%	4.6%	0.4%	3.4%

Different assumptions were used for one of the Company’s municipal bonds due to the distressed financial conditions of both the issuer and the insurer. The fair value of this security at March 31, 2012 was $2.3 million, and was primarily based on an estimated 65% recovery that holders could realize from bankruptcy proceedings after a likely work out period of one year.

The significant unobservable inputs used in the fair value measurement of the Company’s investments in auction rate securities include the estimated forward rates and discount rates used in the discounted cash flow analysis as well as the basis point liquidity premium. In addition to the discount rate, the estimated recovery percentage and work out period are significant unobservable inputs used in the fair value measurement of the distressed security. A significant increase in the estimated forward rates, or the estimated recovery percentage in the case of the distressed security, in isolation, would lead to a significantly higher fair value measurement. A significant increase in the basis point liquidity premium or discount rate, or work out period in the case of the distressed security, in isolation, would lead to a significantly lower fair value measurement. In certain cases a change in the estimated forward rates could be accompanied by a directionally similar change in the discount rate or basis point liquidity premium. Each quarter the Company investigates material changes in the fair value measurements of auction rate securities.

Derivatives

The Company employs a foreign currency risk management strategy that periodically utilizes derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. Fair values for the Company's derivative financial instruments are based on pricing models or formulas using current market data. Variables used in the calculations include forward points and spot rates at the time of valuation. Because of the very short duration of the Company's transactional hedges there is minimal risk of nonperformance. At March 31, 2012 and December 31, 2011, all of the Company's forward exchange contracts were designated as Level 2 measurements in the fair value hierarchy. Refer to Note 13 to the Consolidated Condensed Financial Statements for more information regarding the Company’s derivatives.

Senior Notes

In May 2008, the Company issued $350 million of five-year fixed rate senior unsecured notes and $300 million of ten-year fixed rate senior unsecured notes.

The fair values shown in the table below are based on the prices the bonds have recently traded in the market as well as the overall market conditions on the date of valuation, stated coupon rates, the number of coupon payments each year and the maturity dates. The fair value of the debt is not recorded on the Company’s Consolidated Condensed Statements of Financial Position and is therefore excluded from the fair value table above. This fair value measurement is classified as Level 3 within the fair value hierarchy.

	March 31, 2012			December 31, 2011
	Fair value	Carrying value	Unamortized discount	Fair value	Carrying value	Unamortized discount
Five-year notes	$366.5			$364.1
Ten-year notes	341.6			332.5
Total	$708.1	$649.4	$0.6	$696.6	$649.3	$0.7

Other Financial Instruments

The fair values of cash and cash equivalents, trade receivables and accounts payable approximate their carrying values due to the relatively short-term nature of the instruments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis Subsequent to Initial Recognition

There were no material fair value adjustments to assets or liabilities measured at fair value on a nonrecurring basis subsequent to initial recognition during the first quarter of 2012. For comparison purposes, measurements recorded in the first quarter of 2011 are shown below.

2011
Fair Value Measurements Using
		Quoted prices in	Other observable	Unobservable	Total gains
		active markets	inputs	inputs	(losses)
	Fair value	(Level 1)	(Level 2)	(Level 3)	YTD 2011

Long-lived assets held for sale*	$ 2.6	$ -	$ -	$ 2.6	$ (1.0)
*Pertains to measurements during the quarter ended March 31, 2011.

Long-lived assets held for sale

Related to the April 2009 restructuring plan, the Company’s inkjet cartridge manufacturing facility in Juarez, Mexico qualified as held for sale in the first quarter of 2010. During the first quarter of 2011, in accordance with the guidance on accounting for the impairment or disposal of long-lived assets, the building and land with a carrying value of $4 million were written down to their fair value less cost to sell of $3 million, resulting in a loss of $1 million for the quarter ended March 31, 2011. The loss was included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings. Fair value was estimated using a market approach, based on available data for transactions in the region as well as the asking price of a comparable property. The decrease in fair value during the first quarter of 2011 was driven by the worsening of the industrial market in Juarez. Subsequent to the recognition of the loss during the first quarter of 2011, the Company received an offer to purchase the facility comparable to the estimated fair value. The sale was completed later in 2011.

Related to the 2007 restructuring plan, the Company's Orleans, France facility is currently held for sale. Due to certain developments subsequent to the time the facility qualified as held for sale, negotiations with a potential buyer ceased in the fourth quarter of 2011. Fair value less cost to sell has been estimated at $3 million using an income approach considering, from a market participant standpoint, discounted cash flows associated with developing, leasing and ultimately selling the facility. The facility is included in Property, plant and equipment, net on the Consolidated Condensed Statements of Financial Position. The Company is actively marketing the facility for sale and is taking steps to minimize recurring expenses associated with the facility. The carrying value of the building and land held for sale was approximately $3 million at March 31, 2012. The facility has been vacated by the Company and, due to the restructuring action noted above, is not being employed by the Company in its highest and best use. There were no fair value adjustments related to the facility in the first quarters of 2012 and 2011.

3.           BUSINESS COMBINATIONS

The Company announced a series of acquisitions in the first quarter of 2012.  These acquisitions provide key technologies and customer bases as the Company continues to build upon its solutions capabilities.

Acquisition of BDGB Enterprise Software (Lux) S.C.A.

On February 29, 2012, the Company acquired all of the issued and outstanding shares in BDGB Enterprise Software (Lux) S.C.A. (“Brainware”). Brainware is a leading provider of intelligent data capture software. The acquisition builds upon and strengthens Lexmark’s managed print services (“MPS”) and end-to-end business process solutions and expands the reach of Perceptive Software’s portfolio of leading content management and business process management (“BPM”) solutions. Due to the timing of this acquisition, as well as the other acquisitions that occurred in the first quarter of 2012, the purchase accounting for the acquisition of Brainware has not been finalized.

Of the total cash payment of $148.2 million, $147.3 million was paid to acquire the outstanding shares of Brainware, $0.6 million of which related to the payment of a promissory note and accrued interest owed to the shareholders of Brainware. Additionally, $0.8 million of the total cash payment was used to pay certain transaction costs of the seller and $0.1 million was accounted for as a post-combination expense in the Company’s financial statements.

The following table summarizes, on a provisional basis, the assets acquired and liabilities assumed as of the acquisition date:

Cash	$0.3
Trade receivables	6.6
Other current assets	0.2
Property, plant and equipment	0.2
Identifiable intangible assets	61.9
Indemnification asset	2.5
Accounts payable	(2.6)
Short-term borrowings	(4.0)
Deferred revenue	(2.9)
Other current liabilities	(4.2)
Other long term liabilities	(5.7)
Deferred tax liability, net (*)	(7.7)
Total identifiable net assets	44.6
Goodwill	102.7
Total purchase price	$147.3

* Deferred tax liability, net primarily relates to purchased identifiable intangible assets and is shown net of deferred tax assets.

A change to the acquisition date provisional value of the identifiable net assets during the measurement period (up to one year from the acquisition date) will affect the amount of the purchase price allocated to goodwill. Adjustments during the measurement period may affect items reported on the Consolidated Condensed Statements of Earnings. Topics to re-examine in the future periods include identifiable intangible assets, income tax matters and deferred revenue.

The fair value of trade receivables approximated the carrying value of $6.6 million. The gross amount due from customers is $10.0 million, of which $3.4 million is estimated to be uncollectible.

The following table summarizes the provisional assessment of identifiable intangible assets recognized in the acquisition of Brainware. The intangible assets subject to amortization are being amortized on a straight-line basis over their estimated useful lives as of the acquisition date, according to the following schedule.

	Fair value recognized	Weighted-Average Useful Life
Intangible assets subject to amortization:
Trade names	$4.8	2.0
Customer relationships	16.2	7.0
Non-compete agreements	0.2	1.0
Purchased technology	40.7	5.0
Total identifiable intangible assets	$61.9	5.3

The Company assumed $4.0 million of short term debt in the acquisition. The debt was repaid in the first quarter of 2012 after the acquisition date and is included in Repayment of assumed debt in the financing section of the Company’s Consolidated Condensed Statements of Cash Flows. There was no gain or loss recognized on the extinguishment of the debt.

Provisional goodwill of $102.7 million arising from the acquisition was assigned to the Perceptive Software segment. The goodwill recognized comprises the value of expected synergies arising from the acquisition that are complementary to the Perceptive Software business.  None of the goodwill recognized is expected to be deductible for income tax purposes.

The acquisition of Brainware is included in Purchases of businesses net of cash acquired in the investing section of the Consolidated Condensed Statements of Cash Flows for the period ended March 31, 2012 in the amount of $147 million, which is the total purchase price less cash acquired of $0.3 million. Of the total purchase price $11.3 million was placed in escrow for a period of 18 months to secure indemnification obligations of the sellers relating to the accuracy of representations and warranties and the satisfaction of covenants. The purchase consideration held in escrow does not meet the definition of contingent consideration as provided under the accounting guidance for business combinations. The amount held in escrow was included in the acquisition accounting as part of the consideration transferred by the Company.

During the first quarter of 2012, certain employees of Brainware were granted restricted stock units by the Company. Because the Company was not obligated to issue replacement share-based payment awards to the employees, the awards are accounted for as a separate transaction and recognized as post-combination expense over the requisite service period. These awards are not material for separate disclosure.

Certain income tax-related contingencies totaling $5.7 million were recognized by the Company. The Company is indemnified for this matter in the purchase agreement for an amount not to exceed the proceeds actually received by the selling shareholders in consummation of the acquisition. An indemnification asset of $2.5 million was recognized and measured on the same basis as the indemnified item, taking into account factors such as collectability. The measurement of the indemnification asset is subject to changes in management’s assessment of changes in both the indemnified item and collectability, including measurement period adjustments.

Because Brainware’s current levels of revenue and net earnings are not material to the Company’s Consolidated Condensed Statements of Earnings, supplemental pro forma revenue and net earnings disclosures have been omitted.

Determination of Fair Value – Brainware

The total amount recognized for the acquired identifiable net assets was driven by the fair values of intangible assets. Valuation techniques and key inputs and assumptions used to value the most significant identifiable intangible assets are discussed below.

Customer relationships and purchased technology, or developed technology, were valued using the excess earnings method under the income approach, which estimates the value of the intangible assets by calculating the present value of the incremental after-tax cash flows, or excess earnings, attributable solely to the assets over the estimated periods that they generate revenues. After-tax cash flows were calculated by applying cost, expense, income tax, and contributory asset charge assumptions to the estimated customer relationships and developed technology revenue streams. Contributory asset charges included net working capital, net fixed assets, assembled workforce, trade name and trademarks, and non-compete agreements. The analysis of the developed technology was performed over a technology migration period of 11 years.

Trade name and trademarks were valued using the relief from royalty method under the income approach, which estimates the value of the intangible asset by discounting to fair value the hypothetical royalty payments a market participant would be willing to pay to enjoy the benefits of the asset. The royalty rate assumption was developed taking into account data regarding third party license agreements as well as certain characteristics of Brainware and its operations. Royalty rates of 0.5% and 1.5% were used in the valuation of the Brainware trade name and trademarks.

The after-tax cash flows for the intangible assets discussed directly above were discounted to fair value utilizing a required return of 16%.

The fair value of deferred revenue was determined based on the direct and incremental costs to fulfill the performance obligation plus a profit mark-up of 20% based on the consideration of a hypothetical third-party servicing firm which the Company believes is representative of market participant assumptions.

Other Acquisitions

On March 13, and 16, 2012 the Company acquired all of the issued and outstanding shares of Nolij Corporation (“Nolij”) and ISYS Search Software Pty Ltd. (“ISYS”), respectively, in cash transactions valued at $31.9 million and $29.6 million, respectively.  Nolij is a prominent provider of web-based imaging, document management and workflow solutions for the higher education market. The acquisition of Nolij deepens Perceptive Software’s domain expertise in education, while also providing innovative web-based solutions that can be extended to apply to other industries. ISYS is a leading provider of high performance enterprise and federated search and document filtering software. The acquisition of ISYS strengthens Perceptive Software’s enterprise content management (“ECM”) and BPM solutions, allowing customers to seamlessly access needed content, stored anywhere in the enterprise, in the context of the business process in which they are working. This broadening and deepening of Lexmark’s capabilities further enhances the solutions expertise offered to its MPS customers. Due to the limited amount of time since the consummation of the acquisitions of Nolij and ISYS, the accounting for these business combinations has not been finalized.

Assets acquired, net of liabilities assumed amounted to a provisional value of $11.1 million and consisted primarily of identifiable intangible assets. Provisional goodwill of $50.4 million resulted from the acquisitions, none of which is expected to be deductible for income tax purposes. The acquired companies consisted mostly of technology and other related assets and processes to be utilized by the Company’s Perceptive Software segment.

The purchases of Nolij and ISYS are included in Purchases of businesses net of cash acquired in the Consolidated Condensed Statements of Cash Flows for the quarter ended March 31, 2012 in the amount of $57.6 million. Total cash acquired in the acquisitions of Nolij and ISYS was $2.0 million. Included in Cash and cash equivalents on the Company’s Consolidated Condensed Statements of Financial Position is $1.9 million which is restricted in use as it is due to a former shareholder of Nolij. This amount has been recognized as a liability incurred to a former shareholder.

A change to the acquisition date provisional value of the identifiable net assets during the measurement period (up to one year from the acquisition date) will affect the amount of the purchase price allocated to goodwill. Adjustments during the measurement period may affect items reported on the Consolidated Condensed Statements of Earnings.

Because current levels of revenue and net earnings for Nolij and ISYS are not material to the Company’s Consolidated Condensed Statements of Earnings, supplemental pro forma revenue and net earnings disclosures have been omitted.

4.	GOODWILL AND INTANGIBLE ASSETS

As discussed in Note 3 to the Consolidated Condensed Financial Statements the disclosures of goodwill and intangible assets shown below include provisional amounts that are subject to measurement period adjustments.

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for each reportable segment and in total during the three months ended March 31, 2012.

	ISS	Perceptive Software	Total
Beginning balance	$22.9	$193.5	$216.4
Goodwill acquired during the period	-	153.1	153.1
Foreign currency translation	1.0	0.4	1.4
Balance at March 31, 2012	$23.9	$347.0	$370.9

The Company has recorded, on a provisional basis, $153.1 million of goodwill related to the acquisitions of Brainware, Nolij and ISYS in the quarter ended March 31, 2012. Refer to Note 3 for additional details regarding business combinations occurring in the quarter ended March 31, 2012. The Company does not have any accumulated impairment charges as of March 31, 2012.

Intangible Assets

The following table summarizes the gross carrying amounts and accumulated amortization of the Company’s intangible assets.

	March 31, 2012			December 31, 2011
		Accum			Accum
	Gross	Amort	Net	Gross	Amort	Net

Intangible assets subject to amortization:
Customer relationships	$72.1	$(11.3)	$60.8	$49.0	$(9.3)	$39.7
Non-compete agreements	2.0	(1.1)	0.9	1.8	(0.9)	0.9
Technology and patents	167.8	(41.1)	126.7	110.1	(35.4)	74.7
Trade names and trademarks	9.3	(0.4)	8.9	2.5	(0.1)	2.4
Total	251.2	(53.9)	197.3	163.4	(45.7)	117.7

Intangible assets not subject to amortization:
In-process technology	1.2	-	1.2	1.2	-	1.2
Trade names and trademarks	32.3	-	32.3	32.3	-	32.3
Total	33.5	-	33.5	33.5	-	33.5

Total identifiable intangible assets	$284.7	$(53.9)	$230.8	$196.9	$(45.7)	$151.2

The year-to-date increases in the intangible assets above were driven by business combinations discussed in Note 3. Amortization expense related to intangible assets was $8.2 million and $5.6 million for the three months ended March 31, 2012 and 2011, respectively. The following table summarizes the estimated future amortization expense for intangible assets that are currently being amortized.

Fiscal year:
2012 (remaining nine months)	$ 33.9
2013	44.7
2014	41.5
2015	32.5
2016	24.9
Thereafter	19.8
Total	$ 197.3

The Perceptive Software trade name and trademarks valued at $32.3 million are considered to have an indefinite life taking into account their substantial recognition among customers, the intellectual property rights are secure and can be maintained with relatively little cost and effort, and there are no current plans to change or abandon usage of them. Costs to renew these registrations are insignificant and will be expensed as incurred. The Company does not intend to use the Pallas Athena, Brainware, Nolij and ISYS trade names and trademarks indefinitely, and has accordingly begun amortizing these assets.

The Company accounts for its internal-use software, an intangible asset by nature, in Property, plant and equipment, net on the Consolidated Condensed Statements of Financial Position and therefore has excluded these assets and amortization from the disclosures above. The gross and net carrying amounts of internal-use software at March 31, 2012 were $490.2 million and $230.9 million, respectively. The gross and net carrying amounts of internal-use software at December 31, 2011 were $479.2 million and $236.9 million, respectively.

5.           RESTRUCTURING AND RELATED CHARGES

January 2012 Restructuring Plan

General

As part of Lexmark’s ongoing strategy to increase the focus of its talent and resources on higher usage business platforms, the Company announced restructuring actions (the “January 2012 Restructuring Plan”) on January 31, 2012. This action will better align the Company’s sales and marketing resources with its business customer focus, adjust manufacturing capacity in its declining legacy product lines, and align and reduce its support structure consistent with its focus on business customers. The Company expects to redeploy a significant portion of the savings from these initiatives towards business products, solutions and channels. The January 2012 Restructuring Plan includes reductions primarily in the areas of manufacturing, marketing, sales and other infrastructure. The Company expects these actions to be principally complete by the end of the first quarter of 2013.

The January 2012 Restructuring Plan is expected to impact about 625 positions worldwide. Total pre-tax charges of approximately $27 million are expected for the January 2012 Restructuring Plan with approximately $16.0 million incurred to date. Approximately $11.0 million of remaining charges are expected to be incurred in 2012. The Company expects the total cash cost of the January 2012 Restructuring Plan to be approximately $16 million.

The Company expects to incur total charges related to the January 2012 Restructuring Plan of approximately $24 million in Imaging Solutions and Services (“ISS”) and approximately $3 million in All other.

Impact to 2012 Financial Results

For the three months ended March 31, 2012 the Company incurred charges for the Company’s January 2012 Restructuring Plan as follows:

2012
Accelerated depreciation charges	$ 4.3
Employee termination benefit charges	4.1
Total restructuring-related charges	$ 8.4

Accelerated depreciation charges for the January 2012 Restructuring Plan and all of the other restructuring plans were determined in accordance with FASB guidance on accounting for the impairment or disposal of long-lived assets. For the three months ended March 31, 2012, the Company incurred $4.3 million of accelerated depreciation charges in Cost of revenue on the Consolidated Condensed Statements of Earnings.

Employee termination benefit charges for the January 2012 Restructuring Plan and all of the other restructuring plans were recorded in accordance with FASB guidance on employers’ accounting for postemployment benefits and guidance on accounting for costs associated with exit or disposal activities, as appropriate. For the three months ended March 31, 2012, employee termination benefit charges of $4.1 million, which include severance, medical and other benefits are included in Restructuring and related charges (reversals) on the Consolidated Condensed Statements of Earnings.

For the three months ended March 31, 2012, the Company incurred restructuring-related charges of $8.4 million related to the January 2012 Restructuring Plan in ISS. Including $7.6 million of restructuring-related charges in the fourth quarter of 2011, the Company has incurred cumulative restructuring-related charges of $16 million related to the January 2012 Restructuring Plan in ISS.

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits in connection with the January 2012 Restructuring Plan. The liability is included in Accrued liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

Employee Termination Benefits
Balance at January 1, 2012	$ 3.1
Costs incurred	4.1
Payments & Other (1)	(2.6)
Balance at March 31, 2012	$ 4.6
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

The October 2009 Restructuring Plan is expected to impact about 770 positions worldwide.  Total pre-tax charges of approximately $70 million are expected for the October 2009 Restructuring Plan with $69.8 million of total charges incurred to date. The Company expects the total cash cost of the October 2009 Restructuring Plan to be approximately $57 million.

The Company expects to incur total charges related to the October 2009 Restructuring Plan of approximately $56 million in ISS and approximately $14 million in All other.

Impact to 2012 and 2011 Financial Results

For the three months ended March 31, 2012 and 2011, the Company incurred charges (reversals) for the October 2009 Restructuring Plan as follows:

	2012	2011
Accelerated depreciation charges	$0.2	$0.1
Employee termination benefit charges (reversals)	0.6	(1.6)
Total restructuring-related charges (reversals)	$0.8	$(1.5)

For the three months ended March 31, 2012 and 2011, the Company recorded $0.2 million and $0.1 million of accelerated depreciation charges in Selling, general and administrative, respectively, on the Consolidated Condensed Statements of Earnings.

For the three months ended March 31, 2012 and 2011, employee termination benefit charges (reversals) of $0.6 million and $(1.6) million, respectively, are included in Restructuring and related charges (reversals) on the Consolidated Condensed Statements of Earnings.  The $(1.6) million reversal for employee termination benefits is due primarily to revisions in assumptions.

For the three months ended March 31, 2012, the Company incurred restructuring-related charges of $0.6 million in ISS and $0.2 million in All Other.  For the three months ended March 31, 2011, the Company incurred restructuring-related charges (reversals) of $(1.4) million in ISS and $(0.1) million in All other.

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits in connection with the October 2009 Restructuring Plan.  Of the total $6.1 million restructuring liability, $3.3 million is included in Accrued liabilities and $2.8 million is included in Other liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

Employee Termination Benefits
Balance at January 1, 2012	$6.7
Costs incurred	0.6
Payments & Other (1)	(1.2)
Balance at March 31, 2012	$6.1
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

Impact to 2012 and 2011 Financial Results

For the three months ended March 31, 2012 and 2011, the Company incurred charges for the Company’s Other Restructuring Actions as follows:

	2012	2011
Impairment of long-lived assets held for sale	$-	$1.0
Total restructuring-related charges	$-	$1.0

In the three months ended March 31, 2011, the Company recorded an impairment charge of $1.0 million related to its manufacturing facility in Juarez, Mexico held for sale for which the current fair value has fallen below the carrying value.  The asset impairment charge was determined in accordance with the FASB guidance on accounting for the impairment or disposal of long-lived assets and is included in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings.  The Company incurred no restructuring-related charges in the first quarter of 2012 related to its Other Restructuring Actions.

For the three months ended March 31, 2011, the Company incurred restructuring-related charges of $1.0 million in ISS.

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits in connection with the Company’s Other Restructuring Actions.  The liability is included in Accrued liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

Employee Termination Benefits
Balance at January 1, 2012	$0.6
Payments & Other (1)	(0.2)
Balance at March 31, 2012	$0.4
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

As of March 31, 2012, the Company’s available-for-sale Marketable securities had gross unrealized gains and losses of $4.4 million and $2.7 million, respectively, and consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Auction rate securities - municipal debt	$8.7	$1.0	$(1.4)	$8.3
Corporate debt securities	360.8	2.1	(0.3)	362.6
Gov't and agency debt securities	334.3	0.6	(0.1)	334.8
Asset-backed and mortgage-backed securities	74.6	0.7	(0.3)	75.0
Total debt securities	778.4	4.4	(2.1)	780.7
Auction rate securities - preferred	4.0	-	(0.6)	3.4
Total security investments	782.4	4.4	(2.7)	784.1
Cash equivalents	(9.2)	-	-	(9.2)
Total marketable securities	$773.2	$4.4	$(2.7)	$774.9

At December 31, 2011, the Company’s available-for-sale Marketable securities had gross unrealized gains and losses of $3.9 million and $4.2 million, respectively, with an estimated fair value of $804.8 million excluding $8.5 million of cash equivalents.

Although contractual maturities of the Company’s investment in debt securities may be greater than one year, the majority of investments are classified as Current assets in the Consolidated Condensed Statements of Financial Position due to the Company’s ability to use these investments for current liquidity needs if required.  As of March 31, 2012, and December 31, 2011, auction rate securities of $11.7 million and $11.5 million, respectively, are classified in noncurrent assets due to the fact that the securities have experienced unsuccessful auctions and that poor debt market conditions have reduced the likelihood that the securities will successfully auction within the next 12 months. The contractual maturities of the Company’s available-for-sale marketable securities noted above are shown below.  Expected maturities may differ from final contractual maturities for certain securities that allow for call or prepayment provisions.  Proceeds from calls and prepayments are included in Proceeds from maturities of marketable securities on the Consolidated Condensed Statements of Cash Flow.

	March 31, 2012		December 31, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in less than one year	$185.1	$185.4	$199.6	$199.9
Due in 1-5 years	569.9	572.0	590.1	590.5
Due after 5 years	27.4	26.7	23.9	22.9
Total available-for-sale marketable securities	$782.4	$784.1	$813.6	$813.3

For the three months ended March 31, 2012 and 2011, the Company recognized $1.2 million and $0.5 million, respectively, in net gains on its marketable securities; all of which is realized gains due to sales and maturities and is included in Other (income) expense, net on the Consolidated Condensed Statements of Earnings.  The Company uses the specific identification method when accounting for the costs of its available-for-sale marketable securities sold.

Impairment

The FASB guidance on the recognition and presentation of OTTI requires that credit related OTTI on debt securities be recognized in earnings while noncredit related OTTI of debt securities not expected to be sold be recognized in other comprehensive income.  For the three months ended March 31, 2012 and 2011, the Company incurred no OTTI on its debt securities.

The table below presents a cumulative rollforward of the amount related to credit losses recognized in earnings for other-than-temporary impairments:

Beginning balance of amounts related to credit losses, January 1, 2012	$2.2
Credit losses on debt securities for which OTTI was not previously recognized	-
Additional credit losses on debt securities for which OTTI was previously recognized	-
Reductions for securities sold in the period for which OTTI was previously recognized	(0.1)
Ending balance of amounts related to credit losses, March 31, 2012	$2.1

The following table provides information at March 31, 2012, about the Company’s marketable securities with gross unrealized losses for which no other-than-temporary impairment has been incurred, and the length of time that individual securities have been in a continuous unrealized loss position.  The gross unrealized loss of $2.6 million, pre-tax, is recognized in accumulated other comprehensive income:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Auction rate securities	$-	$-	$9.4	$(2.0)	$9.4	$(2.0)
Corporate debt securities	69.3	(0.3)	-	-	69.3	(0.3)
Asset-backed and mortgage-backed securities	10.4	-	2.9	(0.2)	13.3	(0.2)
Government and Agency	152.9	(0.1)	-	-	152.9	(0.1)
Total	$232.6	$(0.4)	$12.3	$(2.2)	$244.9	$(2.6)

The table below provides information at March 31, 2012, about the Company’s marketable securities with gross unrealized losses for which other-than-temporary impairment has been incurred, and the length of time that individual securities have been in a continuous unrealized loss position.  The gross unrealized loss of $0.1 million, pre-tax, is recognized in accumulated other comprehensive income:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Corporate debt securities	$-	$-	$0.1	$-	$0.1	$-
Asset-backed and mortgage-backed securities	0.3	-	0.1	(0.1)	0.4	(0.1)
Total	$0.3	$-	$0.2	$(0.1)	$0.5	$(0.1)

Auction rate securities

The Company’s valuation process for its auction rate security portfolio begins with a credit analysis of each instrument. Under this method, the security is analyzed for factors impacting its future cash flows, such as the underlying collateral, credit ratings, credit insurance or other guarantees, and the level of seniority of the specific tranche of the security. Future cash flows are projected incorporating certain security specific assumptions such as the ratings outlook, the assumption that the auction market will remain illiquid and that the security’s interest rate will continue to be set at the maximum applicable rate, and that the security will not be redeemed prior to any scheduled redemption date.  The methodology for determining the appropriate discount rate uses market-based yield indicators and the underlying collateral as a baseline for determining the appropriate yield curve, and then adjusting the resultant rate on the basis of the credit and structural analysis of the security.  The unrealized losses on the Company’s auction rate portfolio are a result of the illiquidity in this market sector and are not due to credit quality.  The Company has the intent to hold these securities until liquidity in the market or optional issuer redemption occurs, and it is not more likely than not that the Company will be required to sell these securities before anticipated recovery.  Additionally, if the Company requires capital, the Company has available liquidity through its trade receivables facility and revolving credit facility.

Corporate debt securities

Unrealized losses on the Company’s corporate debt securities are attributable to current economic conditions and are not due to credit quality.  Because the Company does not intend to sell and will not be required to sell the securities before recovery of their net book values, which may be at maturity, the Company does not consider securities in its corporate debt portfolio to be other-than-temporarily impaired at March 31, 2012.

Asset-backed and mortgage-backed securities

Credit losses for the asset-backed and mortgage-backed securities are derived by examining the significant drivers that affect loan performance such as pre-payment speeds, default rates, and current loan status.  These drivers are used to apply specific assumptions to each security and are further divided in order to separate the underlying collateral into distinct groups based on loan performance characteristics.  For instance, more weight is placed on higher risk categories such as collateral that exhibits higher than normal default rates, those loans originated in high risk states where home appreciation has suffered the most severe correction, and those loans which exhibit longer delinquency rates.  Based on these characteristics, collateral-specific assumptions are applied to build a model to project future cash flows expected to be collected.  These cash flows are then discounted at the current yield used to accrete the beneficial interest, which approximates the effective interest rate implicit in the bond at the date of acquisition for those securities purchased at par.   The unrealized losses on the Company’s remaining asset-backed and mortgage-backed securities are due to constraints in market liquidity for certain portions of these sectors in which the Company has investments, and are not due to credit quality.  Because the Company does not intend to sell and will not be required to sell the securities before recovery of their net book values, the Company does not consider the remainder of its asset-backed and mortgage-backed debt portfolio to be other-than-temporarily impaired at March 31, 2012.

Government and Agency securities

The unrealized losses on the Company’s investments in government and agency securities are the result of interest rate effects. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their net book values, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2012.

7.           INVENTORIES

Inventories consist of the following:

	March 31, 2012	December 31, 2011
Work in process	$34.3	$33.7
Finished goods	294.3	301.8
Inventories	$328.6	$335.5

8.           AGGREGATE WARRANTY LIABILITY

Changes in the Company’s warranty liability for standard warranties and deferred revenue for extended warranties are presented in the tables below:

Warranty Liability:
	2012	2011
Balance at January 1	$47.5	$52.2
Accruals for warranties issued	24.2	21.0
Accruals related to pre-existing warranties (including changes in estimates)	1.4	(0.2)
Settlements made (in cash or in kind)	(22.8)	(21.5)
Balance at March 31	$50.3	$51.5

Deferred service revenue:
	2012	2011
Balance at January 1	$180.9	$185.7
Revenue deferred for new extended warranty contracts	22.6	26.0
Revenue recognized	(21.8)	(26.3)
Balance at March 31	$181.7	$185.4
Current portion	80.3	88.6
Non-current portion	101.4	96.8
Balance at March 31	$181.7	$185.4

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

9.           INCOME TAXES

The Provision for income taxes for the three months ended March 31, 2012, was an expense of $21.3 million or an effective tax rate of 26.0%, compared to an expense of $22.3 million or an effective tax rate of 21.1% for the three months ended March 31, 2011.  The difference in these rates (excluding discrete items) is primarily due to a shift in the expected geographic distribution of earnings for 2012 and to the fact that the U.S. research and experimentation tax credit was not in effect during the first quarter of 2012 but was in effect during the first quarter of 2011.  For the three months ended March 31, 2012, the Company increased income tax expense by $1.0 million in recognition of several discrete items, all of which were adjustments to amounts accrued for tax years prior to 2012.  For the three months ended March 31, 2011, the Company decreased income tax expense by $2.4 million in recognition of an anticipated tax benefit from the repatriation of foreign earnings.

10.           STOCKHOLDERS’ EQUITY

In May 2008, the Company received authorization from the Board of Directors to repurchase an additional $750 million of its Class A Common Stock for a total repurchase authority of $4.65 billion. As of March 31, 2012, there was approximately $211 million of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors.

For the three months ended March 31, 2012, the Company repurchased approximately 0.8 million shares at a cost of $30 million.  The Company did not repurchase any shares of its Class A Common Stock during the three months ended March 31, 2011. As of March 31, 2012, since the inception of the program in April 1996, the Company had repurchased approximately 100.4 million shares of its Class A Common Stock for an aggregate cost of approximately $4.44 billion. As of March 31, 2012, the Company had reissued approximately 0.5 million shares of previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million, 16.0 million and 16.0 million shares of treasury stock in 2005, 2006 and 2008, respectively, the net treasury shares outstanding at March 31, 2012, were 23.8 million.

Accelerated Share Repurchase Agreement

On January 31, 2012, the Company entered into an Accelerated Share Repurchase (“ASR”) Agreement with a financial institution counterparty.  The impact of the ASR Agreement is included in the numerical disclosures provided in the preceding paragraphs.  Under the terms of the ASR Agreement, the Company paid $30.0 million targeting 0.9 million shares based on an initial price of $34.90.  On February 3, 2012, the Company took delivery of 85% of the shares, or 0.7 million shares.   The final number of shares delivered by the counterparty under the ASR Agreement was dependent on the average, volume weighted average price of the Company’s Class A Common

Stock over the agreement’s trading period, a discount and the initial number of shares delivered.  Under the terms of the ASR Agreement, the Company would either receive additional shares from the counterparty or be required to deliver additional shares or cash to the counterparty. The Company controlled its election to either deliver additional shares or cash to the counterparty.  On March 6, 2012, the Company took delivery of the remaining 0.1 million shares in final settlement of the ASR Agreement.

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

Dividends

The Company’s dividend activity during the three months ended March 31, 2012 was as follows:

	Dividend Per Share	Lexmark International, Inc. Class A Common Stock
Dividend Payment Date		Record Date	Approximate Cash Outlay
March 16, 2012	$ 0.25	March 5, 2012	$17,800,000

The payment of the cash dividends also resulted in the issuance of additional dividend equivalent units to holders of restricted stock units. Diluted weighted average Lexmark Class A share amounts presented reflect this issuance.  All cash dividends and dividend equivalent units are accounted for as reductions of shareholders’ equity.

Accumulated Other Comprehensive (Loss) Earnings

Accumulated other comprehensive (loss) earnings consist of the following:

	Foreign Currency Translation Adjustment	Pension or Other Postretirement Benefits	Net Unrealized Gain (Loss) on Marketable Securities – OTTI	Net Unrealized Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive (Loss) Earnings
Balance at December 31, 2011	$(20.4)	$(283.4)	$0.7	$(0.6)	$(303.7)
Change	23.0	6.3	(0.1)	1.7	30.9
Balance at March 31, 2012	$2.6	$(277.1)	$0.6	$1.1	$(272.8)

The March 31, 2012 ending balance of $0.6 million in the table above for Net Unrealized Gain (Loss) on Marketable Securities – OTTI represents the cumulative favorable mark to market adjustment on debt securities for which OTTI was previously recognized under the amended FASB guidance adopted by the Company in 2009.

11.           EARNINGS PER SHARE (“EPS”)

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations:

	Three Months Ended March 31
	2012	2011
Numerator:
Net earnings	$60.8	$83.3
Denominator:
Weighted average shares used to compute basic EPS	71.2	78.9
Effect of dilutive securities -
Employee stock plans	1.1	0.9
Weighted average shares used to compute diluted EPS	72.3	79.8

Basic net EPS	$0.85	$1.06
Diluted net EPS	$0.84	$1.04

Restricted stock units, stock options, and dividend equivalent units totaling an additional 5.2 million and 6.1 million shares of Class A Common Stock for the three months ended March 31, 2012 and 2011, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

Under the terms of Lexmark’s RSU agreements, unvested RSU awards contain forfeitable rights to dividends and dividend equivalent units. Because the dividend equivalent units are forfeitable, they are defined as non-participating securities. As of March 31, 2012, there were approximately 27,000 dividend equivalent units outstanding, which will vest at the time that the underlying RSU vests.

In addition to the 5.2 million antidilutive shares for the three months ended March 31, 2012, mentioned above, unvested restricted stock units with a performance condition that were granted in the first quarter of 2012 were also excluded from the computation of diluted earnings per share. According to FASB guidance on earnings per share, contingently issuable shares are excluded from the computation of diluted EPS if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. If the performance condition were to become satisfied based on actual financial results and the performance awards would have a dilutive impact on EPS, the performance awards included in the diluted EPS calculation would be in the range of 0.0 million to 0.2 million shares depending on the level of achievement.

12.           EMPLOYEE PENSION AND POSTRETIREMENT PLANS

The components of the net periodic benefit cost for both the pension and postretirement plans for the three months ended March 31, 2012 and 2011 were as follows:

Pension Benefits:	Three Months Ended March 31
	2012	2011
Service cost	$0.7	$0.8
Interest cost	8.8	9.8
Expected return on plan assets	(10.9)	(11.3)
Amortization of net loss	6.5	5.2
Net periodic benefit cost	$5.1	$4.5

Other Postretirement Benefits:	Three Months Ended March 31
	2012	2011
Service cost	$0.2	$0.3
Interest cost	0.4	0.5
Amortization of prior service (benefit) cost	(0.1)	(0.9)
Net periodic benefit cost	$0.5	$(0.1)

As of March 31, 2012, $15.9 million of contributions have been made. The Company currently expects to contribute approximately $30 million to its pension and other postretirement plans for the remainder of 2012.

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

Lexmark uses fair value hedges to reduce the potentially adverse effects that market volatility may have on its operating results.  Fair value hedges are hedges of recognized assets or liabilities. Lexmark enters into forward exchange contracts to hedge accounts receivable, accounts payable and other monetary assets and liabilities. The forward contracts used in this program generally mature in three months or less, consistent with the underlying asset or liability. Foreign exchange forward contracts may be used as fair value hedges in situations where derivative instruments expose earnings to further changes in exchange rates. Although the Company has historically used interest rate swaps to convert fixed rate financing activities to variable rates, there were no interest rate swaps outstanding as of March 31, 2012.

Net outstanding notional amount of derivative activity as of March 31, 2012 is as follows.  This activity was driven by fair value hedges of recognized assets and liabilities primarily denominated in the currencies below.

Long (Short) Positions by Currency (in USD)	March 31, 2012
AUD	$(32.4)
CHF	(25.9)
INR	9.7
CAD	9.6
Other, net	(20.9)
Total	$(59.9)

Accounting for Derivatives and Hedging Activities

All derivatives are recognized in the Consolidated Condensed Statements of Financial Position at their fair value. Fair values for Lexmark’s derivative financial instruments are based on pricing models or formulas using current market data, or where applicable, quoted market prices. On the date the derivative contract is entered into, the Company designates the derivative as a fair value hedge. Changes in the fair value of a derivative that is highly effective as — and that is designated and qualifies as — a fair value hedge, along with the loss or gain on the hedged asset or liability are recorded in current period earnings in Cost of revenue or Other (income) expense, net on the Consolidated Condensed Statements of Earnings.  Derivatives qualifying as hedges are included in the same section of the Consolidated Condensed Statements of Cash Flows as the underlying assets and liabilities being hedged.

As of March 31, 2012 and December 31, 2011, the Company had the following net derivative assets (liabilities) recorded at fair value in Prepaid expenses and other current assets (Accrued liabilities) on the Consolidated Condensed Statements of Financial Position:

	Net Asset Position		Net (Liability) Position
Foreign Exchange Contracts	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Gross liability position	$(0.1)	$(0.2)	$(0.4)	$(1.2)
Gross asset position	0.1	0.3	-	0.2
Net asset (liability) position	$-	$0.1	$(0.4)	$(1.0)

The Company had the following (gains) and losses related to derivative instruments qualifying and designated as hedging instruments in fair value hedges and related hedged items recorded on the Consolidated Condensed Statements of Earnings:

	Recorded in Cost of revenue		Recorded in Other (income) expense, net

	Three Months Ended March 31		Three Months Ended March 31
Fair Value Hedging Relationships	2012	2011	2012	2011
Foreign Exchange Contracts	$0.3	$(4.5)	$(3.1)	$(5.9)
Underlying	1.2	4.0	2.6	5.4
Total	$1.5	$(0.5)	$(0.5)	$(0.5)

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

Additional information regarding derivatives can be referenced in Note 2, Fair Value, of the Notes to Consolidated Condensed Financial Statements.

14.          SEGMENT DATA

Lexmark operates in the office imaging and enterprise content and business process management markets. The Company is managed primarily along two segments:  ISS and Perceptive Software. ISS offers a broad portfolio of monochrome and color laser printers, laser multifunction products and inkjet all-in-one devices as well as a wide range of supplies and services covering its printing products and technology solutions. Perceptive Software offers a complete suite of ECM, BPM, intelligent data capture and enterprise search software as well as associated enterprise content and document workflow solutions. On February 29, March 13, and March 16, 2012, the Company acquired Brainware, Nolij and ISYS, respectively, which all joined the Company’s Perceptive Software segment. These acquisitions further strengthen the Company’s products, content/business process management solutions and managed print services.

The Company evaluates the performance of its segments based on revenue and operating income, and does not include segment assets or non operating income/expense items for management reporting purposes. Segment operating income (loss) includes: selling, general and administrative; research and development; restructuring and related charges; and other expenses, certain of which are allocated to the respective segments based on internal measures and may not be indicative of amounts that would be incurred on a stand alone basis or may not be indicative of results of other enterprises in similar businesses. All other operating income (loss) includes significant expenses that are managed outside of the reporting segments. These unallocated costs include such items as information technology expenses, certain occupancy costs, stock-based compensation and certain other corporate and regional general and administrative expenses such as finance, legal and human resources.  Acquisition-related costs and integration expenses are also included primarily in All other.

The following table includes information about the Company’s reportable segments:

	Three Months Ended March 31
	2012	2011
Revenue:
ISS	$963.0	$1,015.8
Perceptive Software	29.5	18.6
Total revenue	$992.5	$1,034.4

Operating income (loss):
ISS	$178.0	$188.4
Perceptive Software	(15.9)	(7.4)
All other	(72.7)	(67.8)
Total operating income (loss)	$89.4	$113.2

Operating income (loss) noted above for the three months ended March 31, 2012 includes restructuring and related charges of $9.0 million in ISS and $0.2 million in All other. Operating income (loss) related to Perceptive Software for the three months ended March 31, 2012 includes $7.5 million of amortization expense related to intangible assets acquired by the Company.

Operating income (loss) noted above for the three months ended March 31, 2011 includes restructuring and related charges (reversals) of $(0.4) million in ISS and $(0.1) million in All other. Operating income (loss) related to Perceptive Software for the three months ended March 31, 2011 includes $4.8 million of amortization expense related to intangible assets acquired by the Company.

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

Pursuant to the accounting guidance for contingencies, the Company regularly evaluates the probability of a potential loss of its material litigation, claims or assessments to determine whether a liability has been incurred and whether it is probable that one or more future events will occur confirming the loss. If a potential loss is determined by the Company to be probable, and the amount of the loss can be reasonably estimated, the Company establishes an accrual for the litigation, claim or assessment. If it is determined that a potential loss for the litigation, claim or assessment is less than probable, the Company assesses whether a potential loss is reasonably possible, and will disclose an estimate of the possible loss or range of loss; provided, however, if a reasonable estimate cannot be made, the Company will provide disclosure to that effect. On at least a quarterly basis, management confers with outside counsel to evaluate all current litigation, claims or assessments in which the Company is involved. Management then meets internally to evaluate all of the Company's current litigation, claims or assessments. During these meetings, management discusses all existing and new matters, including, but not limited to, (i) the nature of the proceeding; (ii) the status of each proceeding; (iii) the opinions of legal counsel and other advisors related to each proceeding; (iv) the Company's experience or experience of other entities in similar proceedings; (v) the damages sought for each proceeding; (vi) whether the damages are unsupported and/or exaggerated; (vii) substantive rulings by the court; (viii) information gleaned through settlement discussions; (ix) whether there is uncertainty as to the outcome of pending appeals or motions; (x) whether there are significant factual issues to be resolved; and/or (xi) whether the matters involve novel legal issues or unsettled legal theories. At these meetings, management concludes whether accruals are required for each matter because a potential loss is determined to be probable and the amount of loss can be reasonably estimated; whether an estimate of the possible loss or range of loss can be made for matters in which a potential loss is not probable, but reasonably possible; or whether a reasonable estimate cannot be made for a matter.

Litigation is inherently unpredictable and may result in adverse rulings or decisions. In the event that any one or more of these litigation matters, claims or assessments result in a substantial judgment against, or settlement by, the Company, the resulting liability could also have a material effect on the Company's financial condition, cash flows, and results of operations.

Legal proceedings

Lexmark v. Static Control Components, Inc. & Lexmark v. Clarity Imaging Technologies, Inc.

On December 30, 2002 ("02 action") and March 16, 2004 ("04 action"), the Company filed claims against Static Control Components, Inc. ("SCC") in the U.S. District Court for the Eastern District of Kentucky (the "District Court") alleging violation of the Company's intellectual property and state law rights. Similar claims in a separate action were filed by the Company in the District Court against Clarity Imaging Technologies, Inc. ("Clarity") on October 8, 2004. SCC and Clarity have filed counterclaims against the Company in the District Court alleging that the Company engaged in anti-competitive and monopolistic conduct and unfair and deceptive trade practices in violation of the Sherman Act, the Lanham Act and state laws. SCC has stated in its legal documents that it is seeking approximately $17.8 million to $19.5 million in damages for the Company's alleged anticompetitive conduct and approximately $1 billion for Lexmark's alleged violation of the Lanham Act. Clarity has not stated a damage dollar amount. SCC and Clarity are seeking treble damages, attorney fees, costs and injunctive relief. On September 28, 2006, the District Court dismissed the counterclaims filed by SCC that alleged the Company engaged in anti-competitive and monopolistic conduct and unfair and deceptive trade practices in violation of the Sherman Act, the Lanham Act and state laws. On October 13, 2006, SCC filed a Motion for Reconsideration of the District Court's Order dismissing SCC's claims, or in the alternative, to amend its pleadings, which the District Court denied on June 1, 2007. On June 20, 2007, the District Court Judge ruled that SCC directly infringed one of Lexmark's patents-in-suit. On June 22, 2007, the jury returned a verdict that SCC did not induce infringement of Lexmark's patents-in-suit. SCC has filed motions with the District Court seeking attorneys' fees, cost and damages for the period that a preliminary injunction was in place that prevented SCC from selling certain microchips for some models of the Company's toner cartridges. The Company has responded to these motions and they are pending with the District Court. Appeal briefs for the 02 and 04 actions have been filed with the U.S. Court of Appeals for the Sixth Circuit.  The Sixth Circuit heard oral arguments on the appeal on March 6, 2012.

The Company has not established an accrual for the SCC litigation, because it has not determined that a loss with respect to such litigation is probable. Although there is a reasonable possibility of a potential loss with respect to the

SCC litigation, with SCC's claims being dismissed at the summary judgment stage of the litigation and presently on appeal, the Company does not believe a reasonable estimate of the range of possible loss is currently possible in view of the uncertainty regarding the amount of damages, if any, that could be awarded in this matter.

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

Molina v. Lexmark

On August 31, 2005 former Company employee Ron Molina filed a class action lawsuit in the California Superior Court for Los Angeles under a California employment statute which in effect prohibits the forfeiture of vacation time accrued. This statute has been used to invalidate California employers' "use or lose" vacation policies. The class is comprised of less than 200 current and former California employees of the Company. The trial was bifurcated into a liability phase and a damages phase. On May 1, 2009, the trial court Judge brought the liability phase to a conclusion with a ruling that the Company's vacation and personal choice day's policies from 1991 to the present violated California law. In a Statement of Decision, received by the Company on August 27, 2010, the trial court Judge awarded the class members approximately $8.3 million in damages which included waiting time penalties and interest but did not include post judgment interest, costs and attorneys' fees. On November 17, 2010, the trial court Judge partially granted the Company's motion for a new trial solely as to the argument that current employees are not entitled to any damages. On March 7, 2011 the trial court Judge reduced the original award to $7.8 million. On October 28, 2011, the trial court Judge awarded the class members $5.7 million in attorneys' fees.

The Company filed a notice of appeal with the California Court of Appeals objecting to the trial court Judge's award of damages and attorneys' fees. The appeal is pending.

The Company believes an unfavorable outcome in the matter is probable. The range of potential loss related to this matter is subject to a high degree of estimation. In accordance with the accounting guidance for contingencies, if the reasonable estimate of a probable loss is a range and no amount within the range is a better estimate, the minimum amount of the range is accrued. Because no amount within the range of potential loss is a better estimate than any other amount, the Company has accrued $1.8 million for the Molina matter, which represents the low-end of the range. At the high-end of the range, the class has sought $16.7 million in damages along with $5.7 million in attorneys' fees, plus post judgment interest. Thus, it is reasonably possible that a loss exceeding the $1.8 million already accrued may be incurred in this matter, ranging from $0 to $22.4 million, excluding post judgment interest, costs and any additional attorneys' fees which may be assessed against the Company.

Advanced Cartridge Technologies, LLC v. Lexmark

Advanced Cartridge Technologies, LLC ("ACT") filed suit against the Company on February 22, 2010 in the U.S. District Court for the Middle District of Florida ("District Court"). The Complaint alleges that the Company has infringed three U.S. patents related to toner cartridge technology, and further alleges that the Company has committed false patent marking by improperly marking patent numbers on certain Company toner cartridge products. ACT is seeking up to the statutory maximum of $500 per alleged false patent marking offense. ACT's damage expert has also provided damage estimates between $27 million and $29 million for the claimed infringement of the ACT patents.  There has been no damage estimate for the false marking claim.

On December 21, 2011, the District Court Judge granted the Company's motion to dismiss ACT's false marking claim.  A jury trial on the patent infringement claims began on March 26, 2012.  During the trial, the parties reached an agreement in principle on the terms of a settlement to resolve all claims in the suit.  The District Court dismissed the action (subject to being re-opened but only for good cause) on March 29, 2012.  The financial terms of the settlement are not material to the Company.

Copyright fees

Certain countries (primarily in Europe) and/or collecting societies representing copyright owners' interests have taken action to impose fees on devices (such as scanners, printers and multifunction devices) alleging the copyright owners are entitled to compensation because these devices enable reproducing copyrighted content. Other countries are also considering imposing fees on certain devices. The amount of fees, if imposed, would depend on the number of products sold and the amounts of the fee on each product, which will vary by product and by country. The Company has accrued amounts that it believes are adequate to address the risks related to the copyright fee issues currently pending. The financial impact on the Company, which will depend in large part upon the outcome of local legislative processes, the Company's and other industry participants' outcome in contesting the fees and the Company's ability to mitigate that impact by increasing prices, which ability will depend upon competitive market conditions, remains uncertain. As of March 31, 2012, the Company has accrued approximately $65.1 million for pending copyright fee charges, including litigation proceedings, local legislative initiatives and/or negotiations with the parties involved.  The $1.8 million increase in the liability compared to December 31, 2011 was due to foreign currency translation. Although it is reasonably possible that amounts may exceed the amount accrued by the Company, such amount, or range of possible loss, given the complexities of the legal issues in these matters, cannot be reasonably estimated by the Company at this time.

As of March 31, 2012, approximately $53.2 million of the $65.1 million accrued for the pending copyright fee issues was related to single function printer devices sold in Germany prior to December 31, 2007. The VerwertungsGesellschaft Wort ("VG Wort"), a collection society representing certain copyright holders, instituted legal proceedings against Hewlett-Packard Company ("HP") in July of 2004 relating to whether and to what extent copyright levies for photocopiers should be imposed in accordance with copyright laws implemented in Germany on single function printers. The Company is not a party to this lawsuit, although the Company and VG Wort entered into an agreement in October 2002 pursuant to which both VG Wort and the Company agreed to be bound by the outcome of the VG Wort/HP litigation. On December 6, 2007, the Bundesgerichtshof (the "German Federal Supreme Court") in the VG Wort litigation with HP issued a judgment that single function printer devices sold in Germany prior to December 31, 2007 are not subject to levies under the then existing law (German Federal Supreme Court, file reference I ZR 94/05). VG Wort filed an appeal with the Bundesverfassungsgericht (the "German Federal Constitutional Court") challenging the ruling that single function printers are not subject to levies. On September 21, 2010, the German Federal Constitutional Court published a decision holding that the German Federal Supreme Court erred by not considering referring questions on interpretation of German copyright law to the Court of Justice of the European Communities and therefore revoked the German Federal Supreme Court decision and remitted the matter to it. On July 21, 2011, the German Federal Supreme Court has stayed the proceedings and has submitted several questions regarding the interpretation of Directive 2001/29/EC on the harmonization of certain aspects of copyright and related rights in the information society to the European Court of Justice for a decision.

On or about December 15, 2009, VG Wort instituted non-binding arbitration proceedings against the Company before the arbitration board of the Patent and Trademark Office in Munich relating to whether and to what extent copyright levies should be imposed on single function printers sold by the Company in Germany from 2001 to 2007. In its submissions to the Patent and Trademark Office in Munich the Company asserted that all claims for levies on single function printers sold by the Company in Germany should be dismissed. On February 22, 2011 the arbitration board issued a partial decision finding that the claims of VG Wort for the years 2001 through 2005 are time barred by the statute of limitations. On October 27, 2011, the arbitration board further found that the copyright levy claims for single function printers for the years 2006 and 2007 should be dismissed pursuant to the October 2002 agreement between the Company and VG Wort finding the parties agreed to be bound by the judgment of the German Federal Supreme Court of December 6, 2007 which dismissed VG Wort's copyright levy claims for single function printers. VG Wort has filed objections against these non-binding decisions and further proceedings in German civil court on these issues are expected.

The Company believes the amounts accrued represent its best estimate of the copyright fee issues currently pending and these accruals are included in Accrued liabilities on the Consolidated Condensed Statements of Financial Position.

Other Litigation

There are various other lawsuits, claims, investigations and proceedings involving the Company, that are currently pending. The Company has determined that although a potential loss is reasonably possible for certain matters, that for such matters in which it is possible to estimate a loss or range of loss, the estimate of the loss or estimate of the range of loss are not material to the Company's consolidated results of operations, cash flows, or financial position.

16.           RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Updates Recently Issued and Effective

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 changes certain fair value measurement principles and clarifies the application of existing fair value measurement guidance. Amendments of this nature include limiting the concepts of valuation premise and highest and best use to the measurement of nonfinancial assets. ASU 2011-04 also requires additional fair value disclosures including a qualitative discussion about the sensitivity of recurring Level 3 fair value measurements and the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed. The amendments were effective for the Company in the first quarter of fiscal 2012 and were applied prospectively. The changes to the fair value measurement guidance did not have a significant impact on the Company’s financial statements. The additional disclosures required by ASU 2011-04 have been included in Note 2 to the Consolidated Condensed Financial Statements.

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

The requirements for reporting comprehensive income in interim periods under the amended guidance were effective for the Company in the first quarter of fiscal 2012 and required retrospective application. The Company has elected to present the components of net income and other comprehensive income in two separate, but consecutive, statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). The amendments in ASU 2011-08 permit an entity to first assess qualitatively whether it is necessary to perform step one of the two-step annual goodwill impairment test required under existing guidance. Under the amended guidance, an entity is required to perform step one only if the entity determines through its qualitative assessment that it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. ASU 2011-08 also provides examples of events and circumstances that an entity should consider when performing the qualitative assessment and in determining whether it is necessary to test goodwill for impairment during interim periods. Although the Company was permitted to early adopt the amendments under ASU 2011-08, the Company did not apply the amended guidance to its annual impairment tests performed in the fourth quarter of 2011. The amendments in ASU 2011-08 must be applied prospectively to goodwill impairment tests and interim period assessments performed by the Company for its 2012 fiscal year. The Company anticipates that there will be no material impact to its financial statements related to the amendments in ASU 2011-08.

Accounting Standards Updates Recently Issued But Not Yet Effective

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

17.           SUBSEQUENT EVENTS

On April 26, 2012, the Company’s Board of Directors approved a quarterly dividend of $0.30 per share of Class A Common Stock. The dividend is payable June 15, 2012 to stockholders of record on June 1, 2012.

After the close of the markets on April 26, 2012, the Company entered into an ASR Agreement with a financial institution counterparty. Pursuant to the terms of the ASR Agreement, the Company will purchase $25 million of the outstanding shares of its Class A Common Stock from the financial institution counterparty. Under the ASR Agreement, the financial institution counterparty delivered to the Company on May 1, 2012, 0.7 million shares, equal to 85 percent of the shares that would be repurchased at the closing price of the Company’s Class A Common Stock on April 26, 2012, minus an agreed upon discount. Upon delivery of these shares, the number of shares held in treasury increased from 23.8 million shares to 24.5 million shares. The final number of shares to be delivered to the Company by the financial institution counterparty under the ASR Agreement shall be adjusted based on a discount to the average of the daily volume weighted average price of the Company’s Class A Common Stock during the term of the ASR Agreement. If the number of shares to be delivered to the Company is less than the initial delivery of shares by the financial institution counterparty, the Company may be required to remit shares or cash to the financial institution counterparty as a result of such adjustment. The Company controls the election to deliver either additional shares or cash to the counterparty. The share repurchases are expected to be completed during the second quarter of 2012. The payment of $25 million by the Company to the financial institution counterparty for the repurchase of shares occurred on May 1, 2012, and was funded from available U.S. cash equivalents and current marketable securities.

Item 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

OVERVIEW

Lexmark makes it easier for businesses of all sizes to improve their business processes by enabling them to capture, manage and access critical unstructured business information in the context of their business process.   The Company speeds the movement and management of information between the paper and digital worlds. Since its inception in 1991, Lexmark has become a leading developer, manufacturer and supplier of printing, imaging, device management, document workflow, and more recently business process and content management solutions. The Company operates in the office imaging and enterprise content and business process management markets. Lexmark’s products include laser printers, inkjet printers, multifunction devices, dot matrix printers and the associated supplies/solutions/services, as well as ECM, BPM, intelligent data capture, search and web-based document imaging and workflow software solutions and services.

The Company is primarily managed along two segments: ISS and Perceptive Software.

•
ISS offers a broad portfolio of monochrome and color laser printers, laser multifunction products (“MFPs”), inkjet all-in-one (“AIO”) devices and accessories, as well as software applications, software solutions and managed print services to help businesses efficiently capture, manage and access information. Laser based products within the distributed printing market primarily serve business customers. Inkjet based products within the distributed printing market historically have served customers in the consumer market, but there is an increasing trend toward inkjet products being designed for the office environment. ISS employs large-account sales and marketing teams whose mission is to generate demand for its business printing solutions and services, primarily among large corporations as well as the public sector. These sales and marketing teams primarily focus on industries such as financial services, retail, manufacturing, education, government and health care. ISS also markets its laser and inkjet products increasingly through small and medium business (“SMB”) sales and marketing teams who work closely with channel partners. ISS distributes and fulfills its products to business customers primarily through its well-established distributor and reseller network. ISS’ products are also sold through solution providers, which offer custom solutions to specific markets, and through direct response resellers. ISS also sells its products through numerous alliances and original equipment manufacturer (“OEM”) arrangements.

•
Perceptive Software offers a complete suite of ECM, BPM, intelligent data capture and enterprise search software products and solutions. The enterprise content and BPM software and services markets primarily serve business customers. Perceptive Software uses a direct to market sales and broad lead generation approach, employing internal sales and marketing teams that are segmented by industry sector — specifically healthcare, education, public sector/government, financial services and cross industry, which includes areas such as retail and industrial. Perceptive Software also offers a direct channel partner program that allows authorized third-party resellers to market and sell Perceptive Software products and solutions to a distributed market. Perceptive Software has two general forms of software agreements with its customers, perpetual licenses and subscription services. Certain Perceptive Software products are also sold through OEM arrangements.

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

Management believes that there have been no significant changes during 2012 to the items that were disclosed as critical accounting policies and estimates in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

RESULTS OF OPERATIONS

Operations Overview

Key Messages

Lexmark is focused on driving long-term performance by strategically investing in technology, hardware and software products and solutions to secure high usage/value product installations and associated profitable supplies, software maintenance and service annuities in document-intensive industries and business processes in distributed environments.

•
The ISS strategy is primarily focused on capturing profitable supplies and service annuities generated from its managed print services, industry specific solutions and hardware sales of large and small workgroup devices.

•
The Perceptive Software strategy is to deliver affordable, industry and process specific solutions through deep industry expertise and a broad ECM and BPM software platform, imbedding intelligent data capture and enterprise search capabilities, in a model that is easy to integrate, use, and support.

While focusing on core strategic initiatives, Lexmark has taken actions to improve its cost and expense structure. As a result of restructuring initiatives, significant changes have been implemented, from the consolidation and reduction of the manufacturing and support infrastructure to the increased use of shared service centers in low-cost countries.

Lexmark continues to maintain a strong financial position with good cash generation and a solid balance sheet, which positions it to prudently invest in the future of the business. Going forward, the Company plans to return on average more than 50 percent of free cash flow (after operating and capital investment needs) to its shareholders through dividends and share repurchases.

Business Factors

Lexmark’s first quarter 2012 results reflected revenue that declined 4% from the same period in 2011. Core revenue grew 1%, with this growth offset by a 34% reduction in legacy revenue.  During the first quarter, Lexmark experienced continued revenue growth in its high value strategic focus segments of MPS, large workgroup hardware, core supplies and Perceptive Software. This growth was offset by declines in legacy consumer revenue, and in small workgroup hardware, principally inkjet.  Operating income declined 21% from the same period in 2011, due to lower operating income in both the ISS and Perceptive Software segments.  The lower ISS operating income reflects increased restructuring and related expense.  The increase in operating loss for Perceptive Software reflects greater operating expense as the Company invests to expand its software solutions business.  The Company uses the term “legacy” to include hardware and supplies for consumer inkjet platforms. “Core” excludes legacy and includes laser, business inkjet, and dot matrix hardware and supplies and the associated features and services sold on a unit basis or through a managed services agreement.  Core also includes parts and service related to hardware maintenance and includes software licenses and the associated software maintenance services sold on a unit basis or as a subscription service.  The Company’s focus continues to be on expanding its core business while legacy continues to become a less significant portion of the Company’s revenue mix.  The Company uses the term “large workgroup” to include departmental, large workgroup, and medium workgroup lasers, dot matrix printers and options. “Small workgroup” includes small workgroup and personal lasers and newer platform business inkjet based products.

ISS

Lexmark continues its investments in ISS, focusing on continuing to broaden its line of large and small workgroup devices and solutions and service offerings, targeting the higher usage segments of the imaging market.

ISS continues to focus on capturing profitable supplies and service annuities generated from managed print services, industry specific solutions and hardware sales of large and small workgroup devices. Associated strategic initiatives include:

•	Expanding and strengthening the Company’s product line;

•	Advancing and strengthening the Company’s industry solutions to maintain and grow the Company’s penetration in selected industries;

•	Advancing and expanding the Company’s managed print services business; and

•	Expanding the Company’s rate of participation in market opportunities and channels.

Perceptive Software

Perceptive Software enhances Lexmark’s capabilities as a document solutions provider, expands the Company’s market opportunity, and provides a core strategic component for Lexmark’s future.  Perceptive Software’s strategy is to deliver affordable, industry and process specific solutions through deep industry expertise and a broad ECM and BPM software platform, imbedding intelligent data capture and enterprise search capabilities, in a model that is easy to integrate, use, and support.  In keeping with this strategy, Lexmark acquired Pallas Athena in October of 2011, Brainware in February of 2012, and ISYS and Nolij in March of 2012. Brainware’s intelligent data capture platform extracts critical information from paper documents and electronic unstructured content enabling customers to more efficiently perform business processes.  ISYS’s search solutions deliver powerful text mining and enterprise and federated search capabilities across a wide range of platforms enabling customers to facilitate rapid discovery of critical intelligence for more informed decision making. Nolij’s software is a fully web-based document imaging and workflow platform that includes innovative, native support for mobile devices and forms processing capabilities, focused on the education market.  Activity occurring after each of these acquisitions is included in the Perceptive Software segment. Key strategic initiatives of Perceptive Software include:

•	Advancing and growing the Company’s ECM, BPM, intelligent data capture and search business internationally, leveraging Lexmark’s global infrastructure;

•	Expanding and strengthening the Company’s ECM and BPM product lines; and

•	Expanding the Company’s rate of participation in ECM, BPM, intelligent data capture and search market opportunities.

Operating Results Summary

The following discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements and Notes thereto. The following table summarizes the results of the Company’s operations for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31
	2012		2011
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev
Revenue	$992.5	100.0%	$1,034.4	100.0%
Gross profit	381.4	38.4	389.4	37.6
Operating expense	292.0	29.4	276.2	26.7
Operating income	89.4	9.0	113.2	10.9
Net earnings	60.8	6.1	83.3	8.1

For the first quarter of 2012, total revenue was $992.5 million or down 4% from 2011. Gross profit decreased 2%, Operating expense increased 6% and Operating income decreased 21% when compared to the same period in 2011.

Net earnings for the first quarter of 2012 decreased 27% from the prior year primarily due to lower operating income.  Net earnings for the first quarter of 2012 included $10.0 million of pre-tax restructuring-related charges and project costs as well as $9.7 million of acquisition-related adjustments.  Net earnings for the first quarter of 2011 included $2.1 million of pre-tax restructuring-related charges and project costs as well as $8.3 million of acquisition-related adjustments.

Revenue

For the first quarter of 2012, consolidated revenue decreased 4% year-to-year (“YTY”).  Core revenue growth of 1% YTY was offset by a 34% reduction in legacy revenue.  Legacy represented 11% of total Lexmark revenue in the first quarter of 2012. Supplies revenue decreased 4% while hardware revenue decreased 9% YTY primarily driven by declines in small workgroup hardware unit volume.  These declines were partially offset by approximately 10% YTY revenue growth in Software and other due to U.S. growth and international expansion. During the first quarter, Lexmark experienced continued revenue growth in its high value strategic focus segments of MPS, large workgroup hardware, core supplies and Perceptive Software. This growth was offset by declines in legacy consumer revenue, and in small workgroup hardware, principally inkjet.

The following table provides a breakdown of the Company’s revenue by segment:

	Three Months Ended March 31
(Dollars in millions)	2012	2011	% Change
ISS	$963.0	$1,015.8	(5.2	) %
Perceptive Software	29.5	18.6	58.6
Total revenue	$992.5	$1,034.4	(4.1	) %

ISS

During the first quarter of 2012, supplies revenue decreased 4% compared to the first quarter of 2011. ISS experienced revenue growth in core supplies, MPS and large workgroup hardware. This was more than offset by declines in legacy consumer revenue and weaker small workgroup hardware revenue. Although core supplies experienced 4% YTY growth, it was offset by the decline in legacy supplies of 33% resulting from the decline in the installed base of consumer inkjet hardware units.  Hardware revenue decreased 9% compared to 2011 primarily due to a 27% decrease in unit volumes. Large workgroup hardware revenue increased 7%, driven by a 15% increase in unit volume.  Large workgroup average unit revenue declined 7%.  This large workgroup revenue growth reflects continued success with large enterprises and in management print services.  Small workgroup hardware revenue declined 36%, with unit volume declining 31%.  Small workgroup average unit revenue (“AUR”) declined 7%.

Perceptive Software

The acquisitions of Pallas Athena in the fourth quarter of 2011, and Brainware, ISYS and Nolij in the first quarter of 2012 are contributing factors behind the 59% increase in revenue compared to the same period last year.  For comparison purposes, excluding revenue from acquisitions completed over the past 12 months, revenue for

Perceptive Software grew 32% in the first quarter of 2012 versus the first quarter of 2011. Perceptive Software revenue grew both in the U.S. and internationally.

Under the accounting guidance for business combinations, deferred revenue related to service contracts assumed as part of an acquisition must be recognized initially at fair value.  As a result, the Company was not able to recognize as revenue in the first quarter of 2011 a portion of the amortization of Perceptive Software’s deferred revenue that originated prior to acquisition. After considering these acquisition-related adjustments, and excluding revenue from acquisitions completed over the past 12 months, revenue for Perceptive Software in the first quarter of 2012 increased 18% compared to the same period last year.

See “Acquisition-related Adjustments” section that follows for further discussion.

Revenue by geography:

The following table provides a breakdown of the Company’s revenue by geography:

	Three Months Ended March 31
(Dollars in millions)	2012	2011	% Change
United States	$423.0	$431.6	(2.0	) %
Europe, the Middle East & Africa ("EMEA")	368.1	389.5	(5.5)
Other International	201.4	213.3	(5.6)
Total revenue	$992.5	$1,034.4	(4.1	) %

For the three months ended March 31, 2012, the decline in U.S. revenue principally reflects the decline in legacy consumer revenue. EMEA revenue was negatively impacted by currency fluctuations and by the decline in legacy consumer revenue. For the three months ended March 31, 2012, currency exchange rates had a 2% YTY unfavorable impact on Total revenue.

Gross Profit

The following table provides gross profit information:

	Three Months Ended March 31
(Dollars in millions)	2012	2011	Change
Gross profit dollars	$381.4	$389.4	(2.1	) %
% of revenue	38.4%	37.6%	0.8	pts

For the three months ended March 31, 2012, consolidated gross profit decreased 2% while gross profit as a percentage of revenue increased slightly YTY.  Gross profit margin versus the same period in 2011 was impacted by a 3.6 percentage point YTY increase due to a favorable mix shift driven by lower inkjet volume, partially offset by a 2.4 percentage point decrease YTY due to unfavorable product margins, predominately inkjet hardware. Gross profit margin was also impacted by a 0.4 percentage point decrease due to higher YTY cost of restructuring and acquisition-related activities.

Gross profit for the three months ended March 31, 2012 included $4.3 million of pre-tax restructuring-related charges and project costs as well as $5.7 million of pre-tax acquisition-related adjustments.  Gross profit for the three months ended March 31, 2011 included $0.1 million of pre-tax restructuring-related charges and project costs as well as $6.3 million of pre-tax acquisition-related adjustments.

See “Restructuring and Related Charges and Project Costs” and “Acquisition-related Adjustments” sections that follow for further discussion.

Operating Expense

The following table presents information regarding the Company’s operating expenses during the periods indicated:

	Three Months Ended March 31
	2012		2011
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev
Research and development	$96.7	9.7%	$90.9	8.8%
Selling, general & administrative	190.6	19.2	186.9	18.1
Restructuring and related charges (reversals)	4.7	0.5	(1.6)	(0.2)
Total operating expense	$292.0	29.4%	$276.2	26.7%

For the three months ended March 31, 2012, research and development expenses increased compare to the same period in 2011 driven by increases in the Perceptive Software segment.  These increases reflect the impact of increased research and development from acquisitions that occurred after the first quarter of 2011, as well as increased organic investment in Perceptive Software.

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2012 increased YTY due to increases in the Perceptive Software segment.  The increase was driven by acquisitions that occurred after the first quarter of 2011, as well as investments made to grow Perceptive Software outside the U.S., primarily in EMEA.  The increase in Perceptive Software segment SG&A was partially offset by lower SG&A in the ISS segment, principally in consumer product related demand generation.

See discussion below of restructuring and related charges and project costs and acquisition-related adjustments included in the Company’s operating expenses for the periods presented in the table above.

For the three months ended March 31, 2012, the Company incurred $5.7 million of pre-tax restructuring and related charges and project costs due to the Company’s restructuring plans. Of that amount, $1.0 million is included in Selling, general and administrative while $4.7 million is included in Restructuring and related charges (reversals) on the Company’s Consolidated Condensed Statements of Earnings.  Additionally, the Company incurred $4.0 million of pre-tax costs associated with its recent acquisitions, of which $3.9 million is included in Selling, general, and administrative and $0.1 million is included in Research and development on the Company’s Consolidated Condensed Statements of Earnings.

For the three months ended March 31, 2011, the Company incurred $2 million of pre-tax restructuring and related charges and project costs due to the Company’s restructuring plans. Of that amount, $3.6 million is included in Selling, general and administrative while $(1.6) million is included in Restructuring and related charges (reversals) on the Company’s Consolidated Condensed Statements of Earnings. Additionally, the Company incurred $2 million of pre-tax costs associated with the acquisition of Perceptive Software of which $1.9 million is included in Selling, general, and administrative and $0.1 million is included in Research and development on the Company’s Consolidated Condensed Statements of Earnings.

See “Restructuring and Related Charges and Project Costs” and “Acquisition-related Adjustments” sections that follow for further discussion.

Operating Income (Loss)

The following table provides operating income by segment:

	Three Months Ended March 31
(Dollars in millions)	2012		2011		Change
ISS	$178.0		$188.4		(5.5)%
% of segment revenue	18.5%		18.5%		-	pts

Perceptive Software	(15.9)		(7.4)		(114.9)%
% of segment revenue	(53.9	) %	(39.8	) %	(14.1)	pts

All other	(72.7)		(67.8)		(7.2)%
Total operating income (loss)	$89.4		$113.2		(21.0)%
% of total revenue	9.0%		10.9%		(1.9)	pts

For the three months ended March 31, 2012, the decrease in consolidated operating income from the same period in 2011, reflected lower operating income in both the ISS and Perceptive Software segments.  The lower ISS operating income primarily reflects increased restructuring and related expense.  The increase in operating loss for Perceptive Software reflects greater operating expense in both research and development and SG&A, as investments are made to expand software and solutions offerings, and sales and marketing capabilities outside the U.S. The YTY decrease in All other was primarily due to unfavorable currency movements and increased compensation expense.

For the three months ended March 31, 2012, the Company incurred total pre-tax restructuring-related charges and project costs related to the Company’s restructuring plans of $9.6 million in ISS and $0.4 million in All other as well as pre-tax acquisition-related items of $8.1 million primarily in the Perceptive Software segment with the exception of $1.6 million recognized in All other.

For the three months ended March 31, 2011, the Company incurred total pre-tax restructuring-related charges and project costs related to the Company’s restructuring plans of $1.1 million in ISS and $1 million in All other as well as pre-tax acquisition-related items of $8.3 million primarily in the Perceptive Software segment with the exception of $0.7 million recognized in All other.

See “Restructuring and Related Charges and Project Costs” and “Acquisition-related Adjustments” sections that follow for further discussion.

Interest and Other

The following table provides interest and other information:	Three Months Ended March 31
(Dollars in millions)	2012	2011
Interest (income) expense, net	$7.1	$7.5
Other expense (income), net	0.2	0.1
Total interest and other (income) expense, net	$7.3	$7.6

During the first quarter of 2012, total interest and other (income) expense, net, was an expense of $7.3 million, a 4% decrease compared to expense of $7.6 million in the first quarter of 2011.

Provision for Income Taxes and Related Matters

The Provision for income taxes for the three months ended March 31, 2012, was an expense of $21.3 million or an effective tax rate of 26.0%, compared to an expense of $22.3 million or an effective tax rate of 21.1% for the three months ended March 31, 2011.  The difference in these rates (excluding discrete items) is primarily due to a shift in the expected geographic distribution of earnings for 2012 and to the fact that the U.S. research and experimentation tax credit was not in effect during the first quarter of 2012 but was in effect during the first quarter of 2011.  For the three months ended March 31, 2012, the Company increased income tax expense by $1.0 million in recognition of several discrete items, all of which were adjustments to amounts accrued for tax years prior to 2012.  For the three months ended March 31, 2011, the Company decreased income tax expense by $2.4 million in recognition of an anticipated tax benefit from the repatriation of foreign earnings.

Net Earnings and Earnings per Share

The following table summarizes net earnings and basic and diluted net earnings per share:

	Three Months Ended March 31
(Dollars in millions, except per share amounts)	2012	2011
Net earnings	$60.8	$83.3

Basic earnings per share	$0.85	$1.06
Diluted earnings per share	$0.84	$1.04

Net earnings for the three months ended March 31, 2012 decreased 27% from the prior year primarily due to decreased operating income, further reduced by a higher effective tax rate driven primarily by the expiration of the U.S. research and experimentation tax credit.

For the three months ended March 31, 2012, the YTY decrease in basic and diluted earnings per share was primarily due to decreased earnings.

Natural Disaster in Thailand

Flooding in Thailand in the second half of calendar year 2011 significantly impacted much of the country’s industrial and manufacturing plants. Although the Company does not have a significant manufacturing or logistics presence in Thailand, the Company does have a number of suppliers that were impacted by this crisis. The Company has worked closely with suppliers to understand the impacts to the supply of materials and components and developed alternative solutions as needed. The crisis impacts only a portion of the Company’s laser hardware product lines and has no direct impact on the delivery of inkjet products or inkjet/laser supplies. In the first quarter of 2012, the Company did not incur significant product shortages related to the Thailand floods, but did incur increased expediting and component costs that were somewhat less than the $10 million to $15 million previously expected. The Company does not expect to incur significant costs, net of insurance recoveries, related to Thailand floods in the second quarter of 2012. The Company expects the majority of all costs incurred related to the Thailand floods to be covered by insurance, net of applicable deductibles, with recovery later in 2012.

RESTRUCTURING AND RELATED CHARGES AND PROJECT COSTS

Summary of Restructuring Impacts

The Company’s 2012 financial results are impacted by its restructuring plans and related projects.  Project costs consist of additional charges related to the execution of the restructuring plans.  These project costs are incremental to the Company’s normal operating charges and are expensed as incurred, and include such items as compensation costs for overlap staffing, travel expenses, consulting costs and training costs.

As part of Lexmark’s ongoing strategy to increase the focus of its talent and resources on higher usage business platforms, the Company announced restructuring actions (the “January 2012 Restructuring Plan”) on January 31, 2012. This action will better align the Company’s sales and marketing resources with its business customer focus, adjust manufacturing capacity in its declining legacy product lines, and align and reduce its support structure consistent with its focus on business customers. The Company expects to redeploy a significant portion of the savings from these initiatives towards business products, solutions and channels.  The January 2012 Restructuring Plan includes reductions primarily in the areas of manufacturing, marketing, sales and other infrastructure. The Company expects these actions to be principally complete by the end of the first quarter 2013.

The January 2012 Restructuring Plan is expected to impact about 625 positions worldwide.   Total pre-tax charges, including project costs, of approximately $35 million are expected for the January 2012 Restructuring Plan, with total cash cost expected to be approximately $24 million.  Including the $7.6 million of charges incurred in 2011, the Company has incurred $16.7 million of total charges for the January 2012 Restructuring Plan.  Lexmark expects the January 2012 Restructuring Plan to generate savings of approximately $15 million in 2012 and ongoing cash savings beginning in 2013 of approximately $28 million. These ongoing savings should be split approximately 80% to operating expense and 20% to cost of revenue.

Refer to Note 5 of the Notes to Consolidated Condensed Financial Statements for a description of the Company’s October 2009 Restructuring Plan and the Other Restructuring Actions.  The October 2009 Restructuring Plan and the Other Restructuring Actions are substantially completed and any remaining charges to be incurred are expected to be immaterial.

The October 2009 Restructuring Plan is expected to impact about 770 positions worldwide. Total pre-tax charges, including project costs, of approximately $120 million are expected for the October 2009 Restructuring Plan, with total cash cost expected to be approximately $108 million. Lexmark expects the October 2009 Restructuring Plan to generate ongoing savings beginning in 2012 of approximately $110 million with ongoing cash savings beginning in 2012 of approximately $105 million. These ongoing savings should be split approximately 60% to operating expense and 40% to cost of revenue. Including the $116.0 million of charges incurred in 2011 and prior years, the Company has incurred $116.9 million of total charges for the October 2009 Restructuring Plan.

Refer to Note 5 of the Notes to Consolidated Condensed Financial Statements for a rollforward of the liability incurred for the January 2012 Restructuring Plan, the October 2009 Restructuring Plan and the Other Restructuring Actions.

Impact to 2012 Financial Results

For the three months ended March 31, 2012, the Company incurred charges, including project costs, of $10.0 million for its restructuring plans as follows:

	January 2012	January 2012		October 2009	October 2009
(Dollars in millions)	Restructuring-related Charges (Note 5)	Restructuring-related Project Costs	January 2012 Total	Restructuring-related Charges (Note 5)	Restructuring-related Project Costs	October 2009 Total	Total
Accelerated depreciation charges	$4.3	$-	$4.3	$0.2	$-	$0.2	$4.5
Employee termination benefit charges	4.1	-	4.1	0.6	-	0.6	4.7
Project costs	-	0.7	0.7	-	0.1	0.1	0.8
Total restructuring-related charges/project costs	$8.4	$0.7	$9.1	$0.8	$0.1	$0.9	$10.0

The Company incurred accelerated depreciation charges of $4.3 million and $0.2 million, respectively, in Cost of revenue and Selling, general and administrative on the Consolidated Condensed Statements of Earnings. Total employee termination benefit charges of $4.7 million are included in Restructuring and related charges (reversals), and restructuring-related project costs of $0.8 million are included in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings. The Company incurred no restructuring-related charges or project costs related to the Other Restructuring Actions in the first quarter of 2012.

For the three months ended March 31, 2012, the Company incurred restructuring and related charges and project costs related to the January 2012 Restructuring Plan of $9.1 million in ISS. The Company incurred restructuring and related charges and project costs related to the October 2009 Restructuring Plan of $0.5 million in ISS and $0.4 million in All other.

Impact to 2011 Financial Results

For the three months ended March 31, 2011, the Company incurred charges (reversals), including project costs, of $2.1 million for its restructuring plans as follows:

	October 2009	October 2009		Other Actions	Other Actions
(Dollars in millions)	Restructuring-related Charges (Note 5)	Restructuring-related Project Costs	October 2009 Total	Restructuring-related Charges (Note 5)	Restructuring-related Project Costs	Other Actions Total	Total
Accelerated depreciation charges	$0.1	$-	$0.1	$-	$-	$-	$0.1
Employee termination benefit charges	(1.6)	-	(1.6)	-	-	-	(1.6)
Impairments on long-lived assets held for sale	-	-	-	1.0	-	1.0	1.0
Project costs	-	2.4	2.4	-	0.2	0.2	2.6
Total restructuring-related charges/project costs	$(1.5)	$2.4	$0.9	$1.0	$0.2	$1.2	$2.1

The Company incurred $0.1 million of accelerated depreciation charges and $(1.6) million of employee termination benefit charges (reversals) in Selling, general and administrative and Restructuring and related charges (reversals), respectively, on the Consolidated Condensed Statements of Earnings.  Impairment charges of $1.0 million related to the write-down of the Company’s manufacturing facility in Juarez, Mexico, for which fair value has fallen below the carrying value, are included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings. Restructuring-related project costs of $0.1 million and $2.5 million are included in Cost of revenue and Selling, general and administrative, respectively, on the Company’s Consolidated Condensed Statements of Earnings. The $(1.6) million reversal for employee termination benefit charges is due primarily to revisions in assumptions.

For the three months ended March 31, 2011, the Company incurred restructuring and related charges (reversals) and project costs related to the October 2009 Restructuring Plan of $0.9 million in All other. The Company incurred restructuring and related charges and project costs related to the Other Restructuring Actions of $1.1 million in ISS and $0.1 million in All other.

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

Pre-tax acquisition-related adjustments affected the Company’s financial results as follows:

	Three Months Ended March 31
(Dollars in Millions)	2012	2011
Adjustment to revenue	$0.4	$2.7
Amortization of intangible assets	7.7	4.9
Acquisition and integration costs	1.6	0.7
Total acquisition-related adjustments	$9.7	$8.3

Adjustments to revenue result from business combination accounting rules when deferred revenue balances for service contracts assumed as part of acquisitions are adjusted down to fair value. Fair value approximates the cost of fulfilling the service obligation, plus a reasonable profit margin. Subsequent to acquisitions, the Company analyzes the amount of amortized revenue that would have been recognized had the acquired company remained independent and had the deferred revenue balances not been adjusted to fair value. The $0.4 million and $2.7 million downward adjustments to revenue for the three months ended March 31, 2012 and March 31, 2011, respectively, are reflected in Revenue presented on the Company’s Consolidated Condensed Statements of Earnings. The Company expects pre-tax adjustments to deferred revenue of approximately $4 million for the remainder of 2012. For full year 2013 the Company expects pre-tax adjustments to deferred revenue of approximately $1 million.

Due to business combination accounting rules, intangible assets are recognized as a result of acquisitions which were not previously presented on the balance sheet of the acquired company. These intangible assets consist primarily of purchased technology, customer relationships, trade names, in-process R&D and non-compete agreements. Subsequent to the acquisition date, some of these intangible assets begin amortizing and represent an expense that would not have been recorded had the acquired company remained independent. For the three months ended March 31, 2012, the Company incurred $5.3 million in Cost of revenue, $0.1 million in Research and development and $2.3 million in Selling, general and administrative, respectively, on the Company’s Consolidated Condensed Statements of Earnings for the amortization of intangible assets. For the three months ended March 31, 2011, the Company incurred $3.6 million in Cost of revenue, $0.1 million in Research and development and $1.2 million in Selling, general and administrative, respectively, on the Company’s Consolidated Condensed Statements of Earnings for the amortization of intangible assets. The Company expects pre-tax adjustments for the amortization of intangible assets of approximately $32 million for the remainder of 2012 with approximately $10 million expected in the second quarter of 2012.  For full year 2013, the Company expects charges for the amortization of intangible assets of approximately $43 million.

In connection with its acquisitions, the Company incurs acquisition and integration expenses that would not have been incurred otherwise. The acquisition costs include items such as investment banking fees, legal and accounting fees, and costs of retention bonus programs for the senior management of the acquired company. Integration costs may consist of information technology expenses, consulting costs and travel expenses. The costs are expensed as incurred. For the three months ended March 31, 2012 and 2011 the Company incurred $1.6 million and $0.7 million, respectively, in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings for acquisition and integration costs. The Company expects pre-tax adjustments for acquisition and integration expenses of approximately $4 million for the remainder of 2012, after which the Company expects charges for acquisition and integration expenses to be immaterial.

Adjustments to revenue and amortization of intangible assets were recognized primarily in the Perceptive Software reportable segment. Acquisition and integration costs were recognized primarily in All other.

FINANCIAL CONDITION

Lexmark’s financial position remains strong at March 31, 2012, with working capital of $919.2 million compared to $1,085.5 million at December 31, 2011. The $166.3 million decrease in working capital accounts was primarily due to the $200.0 million decrease in Cash and cash equivalents and Marketable securities driven by business acquisitions.  These acquisitions shifted a substantial amount of current assets to noncurrent assets, primarily intangible assets and goodwill.  The Company also repurchased shares in the amount of $30.0 million and made a cash dividend payment of $17.8 million during the first quarter of 2012.

At March 31, 2012 and December 31, 2011, the Company had senior note debt of $649.4 million and $649.3 million, respectively. The Company had no amounts outstanding under its U.S. trade receivables financing program or its revolving credit facility at March 31, 2012 or December 31, 2011.

The debt to total capital ratio was stable at 31% at March 31, 2012 and 32% at December 31, 2011. The debt to total capital ratio is calculated by dividing the Company’s outstanding debt by the sum of its outstanding debt and total stockholders’ equity.

The following table summarizes the results of the Company’s Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31
(Dollars in millions)	2012	2011
Net cash flow provided by (used for):
Operating activities	$92.1	$85.2
Investing activities	(218.8)	(116.8)
Financing activities	(44.6)	2.2
Effect of exchange rate changes on cash	1.4	0.7
Net change in cash and cash equivalents	$(169.9)	$(28.7)

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

As of March 31, 2012, the Company held $949.4 million in Cash and cash equivalents and current Marketable securities. The Company’s ability to fund operations from these balances could be limited by the liquidity in the market as well as possible tax implications of moving proceeds across jurisdictions. Of this amount, approximately $861.0 million of Cash and cash equivalents and current Marketable securities were held by foreign subsidiaries. The Company utilizes a variety of financing strategies with the objective of having its worldwide cash available in the locations where it is needed. However, if amounts held by foreign subsidiaries were needed to fund operations in the U.S., the Company could be required to accrue and pay taxes to repatriate a large portion of these funds. The Company’s intent is to permanently reinvest undistributed earnings of low tax rate foreign subsidiaries and current plans do not demonstrate a need to repatriate earnings to fund operations in the U.S.

As of December 31, 2011, the Company held $1,149.4 million in Cash and cash equivalents and current Marketable securities. Of this amount, approximately $988.4 million of Cash and cash equivalents and current Marketable securities were held by foreign subsidiaries.

A discussion of the Company’s additional sources of liquidity is included in the Financing activities section to follow.

Operating activities

The Company generated significant cash flow from operations during the first quarter of 2012. The $6.9 million increase in cash flow from operating activities for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 was driven by the following factors.

The changes in Accrued liabilities and Other assets and liabilities, collectively, for the first quarter of 2012 compared to 2011, resulted in a positive YTY impact of $65.6 million. The YTY impact was due to various factors, the largest of which was related to annual bonus payments.  Annual bonus payments made in the first quarter of 2012 were approximately $55 million lower than annual bonus payments made in the first quarter of 2011.

The reduction in Inventories balances was $5.6 million more in the first quarter of 2012 compared to that of 2011. Inventories decreased $6.9 million during the first quarter of 2012 and $1.3 million during the first quarter of 2011.

The activities above were partially offset by the following factors.

Net earnings decreased $22.5 million for the first quarter of 2012 as compared to the first quarter of 2011. The non-cash adjustment for depreciation and amortization increased $10.3 million YTY due largely to the amortization of intangible assets acquired as part of the purchase of Pallas Athena, Brainware, ISYS and Nolij.

Changes in Accounts payable balances for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 reduced the positive YTY impact of the factors above by $45.9 million. Accounts payable decreased $16.9 million during the first quarter of 2012 and increased $29 million during the first quarter of 2011. The decrease in the first quarter of 2012 was driven by decreased spending, related mostly to production volumes. The increase in the first quarter of 2011 was driven by increased spending, related mostly to production, coupled with a longer payment cycle.

Changes in Trade receivables balances for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 reduced the positive YTY impact of the factors above by $5.8 million. Trade receivables increased $2.6 million during the first quarter of 2011 and $8.4 million during the first quarter of 2012.

     Cash conversion days
	Mar-12	Dec-11	Mar-11	Dec-10
Days of sales outstanding	43	39	42	39
Days of inventory	48	45	51	46
Days of payables	70	66	79	68
Cash conversion days	22	18	14	18

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

     Other Notable Operating Activities

As of March 31, 2012 and December 31, 2011, the Company had accrued approximately $65.1 million and $63.3 million, respectively, for pending copyright fee issues, including litigation proceedings, local legislative initiatives and/or negotiations with the parties involved. These accruals are included in Accrued liabilities on the Consolidated Condensed Statements of Financial Position. Refer to Note 15 of the Notes to Consolidated Condensed Financial Statements for additional information. The payment(s) of these fees could have a material impact on the Company’s future operating cash flows.

Investing activities

The $102.0 million increase in net cash flows used for investing activities for the first quarter of 2012 compared to the first quarter of 2011 was driven by the $204.7 million YTY net increase in cash flows used for business acquisitions offset partially by the net decrease of $114.6 million in marketable securities investments.

The Company’s business acquisitions, marketable securities and capital expenditures are discussed below.

     Business acquisitions

In the three months ending March 31, 2012, cash flow used to acquire businesses was greater than 2011 due to the acquisitions of Brainware, ISYS and Nolij. Brainware is a leading provider of intelligent data capture software which builds upon and strengthens Lexmark’s unique, industry-leading end-to-end products, solutions and services with a broader range of software that enables customers to capture, manage and access information and business process workflows.  ISYS is a leader in high performance enterprise and federated search and universal information access solutions.  Nolij is a prominent provider of Web-based imaging, document management and workflow solutions for the higher education market.

Refer to Note 3 of the Notes to Consolidated Condensed Financial Statements for additional information regarding business combinations.

     Marketable securities

The Company decreased its marketable securities investments by $34.1 million in the first quarter of 2012 compared to an increase of $80.5 million in its marketable securities investments in the first quarter of 2011. The YTY decrease in marketable securities spending was driven by funding needs for business acquisitions in 2012.

The Company’s investments in marketable securities are classified and accounted for as available-for-sale and reported at fair value. At March 31, 2012 and December 31, 2011, the Company’s marketable securities portfolio consisted of asset-backed and mortgage-backed securities, corporate debt securities, preferred and municipal debt securities, U.S. government and agency debt securities, international government securities, commercial paper and certificates of deposit. The Company’s auction rate securities, valued at $11.7 million and $11.5 million at March 31, 2012 and December 31, 2011, respectively, are reported in the noncurrent assets section of the Company’s Consolidated Condensed Statements of Financial Position.

The marketable securities portfolio held by the Company contains market risk (including interest rate risk) and credit risk. These risks are managed through the Company’s investment policy and investment management contracts with professional asset managers which require sector diversification, limitations on maturity and duration, minimum credit quality and other criteria. The Company also maintains adequate issuer diversification through strict issuer limits except for securities issued or backed by the U.S. government or its agencies. The Company’s ability to access the portfolio to fund operations could be limited by the liquidity in the market as well as possible tax implications of moving proceeds across jurisdictions.

The Company assesses its marketable securities for other-than-temporary declines in value in accordance with the model provided under the FASB’s guidance. There were no major developments in the first quarter of 2012 or the first quarter of 2011 with respect to OTTI of the Company’s marketable securities. Specifically regarding the Company’s auction rate securities, the most illiquid securities in the portfolio, Lexmark has previously recognized OTTI on only one of these securities due to credit events involving the issuer and the insurer. Because of the Company’s liquidity position, it is not more likely than not that the Company will be required to sell the auction rate securities until liquidity in the market or optional issuer redemption occurs. The Company could also hold the securities to maturity if it chooses. Additionally, if Lexmark required capital, the Company has available liquidity through its trade receivables facility and revolving credit facility. Given these circumstances, the Company would only have to recognize OTTI on its auction rate securities if the present value of the expected cash flows is less than the amortized cost of the individual security. There have been no realized losses from the sale or redemption of auction rate securities.

Level 3 fair value measurements are based on inputs that are unobservable and significant to the overall valuation. Level 3 measurements were 3.3% of the Company’s total available-for-sale marketable securities portfolio at March 31, 2012 compared to 4.5% at December 31, 2011.

Refer to Note 2 of the Notes to Consolidated Condensed Financial Statements for additional information regarding fair value measurements and Level 3 activity. Refer to Note 6 of the Notes to Consolidated Condensed Financial Statements for additional information regarding marketable securities.

     Capital expenditures

For the three months ended March 31, 2012 and 2011, the Company spent $48.2 million and $36.3 million, respectively, on capital expenditures. The capital expenditures for 2012 principally related to infrastructure support and new product development. The Company expects capital expenditures to be approximately $185 million for full year 2012, compared to full year 2011 capital expenditures of $156.5 million. Capital expenditures for 2012 will be attributable mostly to infrastructure support and new product development and are expected to be funded through cash from operations; however, if necessary, the Company may use existing cash and cash equivalents, proceeds from sales of marketable securities or additional sources of liquidity as discussed below.

Financing activities

Cash flows used for financing activities were $44.6 million for the first quarter of 2012 and cash flows provided by financing activities were $2.2 million for the first quarter of 2011. The YTY fluctuation was primarily due to the $30 million treasury stock purchase, under an accelerated share repurchase agreement discussed later in this section as well as a dividend payment of $17.8 million. Additional information regarding the Company’s intra-period financing activities and certain historical financing activities of the Company is included in the sections below.

     Intra-period financing activities

The Company used its trade receivables facility, bank overdrafts, and other financing sources to supplement daily cash needs of the Company and its subsidiaries in the first quarter of 2012 and 2011. Such borrowings were repaid in relatively short periods of time and were not material to the Company’s overall liquidity.

     Share repurchases and dividend payments

In May 2008, the Company received authorization from the Board of Directors to repurchase an additional $750 million of its Class A Common Stock for a total repurchase authority of $4.65 billion. As of March 31, 2012, there was approximately $211 million of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors.

For the three months ended March 31, 2012, the Company repurchased approximately 0.8 million shares at a cost of approximately $30 million.  The Company did not repurchase any shares of its Class A Common Stock during the three months ended March 31, 2011. As of March 31, 2012, since the inception of the program in April 1996, the Company had repurchased approximately 100.4 million shares of its Class A Common Stock for an aggregate cost of approximately $4.44 billion.  As of March 31, 2012, the Company had reissued approximately 0.5 million shares of previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million, 16.0 million and 16.0 million shares of treasury stock in 2005, 2006 and 2008, respectively, the net treasury shares outstanding at March 31, 2012, were 23.8 million.

On January 31, 2012, the Company entered into an ASR Agreement with a financial institution counterparty.  The impact of the ASR Agreement is included in the numerical disclosures provided in the preceding paragraphs.  Under the terms of the ASR Agreement, the Company paid $30.0 million targeting 0.9 million shares based on an initial price of $34.90.  On February 3, 2012, the Company took delivery of 85% of the shares, or 0.7 million shares.   The final number of shares delivered by the counterparty under the ASR Agreement was dependent on the average, volume weighted average price of the Company’s Class A Common Stock over the ASR Agreement’s trading period, a discount and the initial number of shares delivered.  Under the terms of the ASR Agreement, the Company would either receive additional shares from the counterparty or be required to deliver additional shares or cash to the counterparty.  The Company controlled its election to either deliver additional shares or cash to the counterparty.  On March 6, 2012, the Company took delivery of the remaining 0.1 million shares in final settlement of the ASR Agreement.

Refer to Note 10 of the Notes to Consolidated Condensed Financial Statements for a discussion of the accounting for the ASR Agreement.

On February 23, 2012, the Company’s Board of Directors declared a cash dividend of $0.25 per share. The cash dividend was paid on March 16, 2012, to shareholders of record as of the close of business on March 5, 2012. On April 26, 2012, subsequent to the date of the financial statements, the Company’s Board of Directors declared a cash dividend of $0.30 per share. The cash dividend will be paid on June 15, 2012, to shareholders of record as of the close of business on June 1, 2012. Future declarations of quarterly dividends are subject to approval by the Board of Directors and may be adjusted as business needs or market conditions change.

Refer to Note 17 of the Notes to Consolidated Condensed Financial Statements for information regarding share repurchase and dividend activity that occurred subsequent to the date of the financial statements.

     Senior note debt

In May 2008, the Company completed a public debt offering of $650 million aggregate principal amount of fixed rate senior unsecured notes. The notes are split into two tranches of five- and ten-year notes respectively. The five-year notes with an aggregate principal amount of $350 million and 5.9% coupon were priced at 99.83% to have an effective yield to maturity of 5.939% and will mature June 1, 2013 (referred to as the “2013 senior notes”). The ten-year notes with an aggregate principal amount of $300 million and 6.65% coupon were priced at 99.73% to have an effective yield to maturity of 6.687% and will mature June 1, 2018 (referred to as the “2018 senior notes”). At March 31, 2012 and December 31, 2011, the outstanding balance of senior note debt was $649.4 million and $649.3 million, respectively, net of discount.

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

In September 2011, the agreement was amended by extending the term of the facility to September 28, 2012. The maximum capital availability under the facility remains at $125 million under the amended agreement. There were no secured borrowings outstanding under the trade receivables facility at March 31, 2012 or December 31, 2011.

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

As of March 31, 2012 and December 31, 2011, there were no amounts outstanding under the revolving credit facility.

Credit ratings and other information

The Company’s credit ratings by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. are BBB- and Baa3, respectively. The ratings remain investment grade.

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

The Company was in compliance with all covenants and other requirements set forth in its debt agreements at March 31, 2012. The Company believes that it is reasonably likely that it will continue to be in compliance with such covenants in the near future.

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

Interest Rates

At March 31, 2012, the fair value of the Company’s senior notes was estimated at $708.1 million based on the prices the bonds have recently traded in the market as well as the overall market conditions on the date of valuation, stated coupon rates, the number of coupon payments each year and the maturity dates. The fair value of the senior notes exceeded the carrying value as recorded in the Consolidated Condensed Statements of Financial Position at March 31, 2012 by approximately $58.7 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $7.8 million at March 31, 2012.

See Note 2 in Item 1 and the section titled “FINANCIAL CONDITION - Investing activities:” in Item 2 of this report for a discussion of the Company’s auction rate securities portfolio, both of which are incorporated herein by reference.

Foreign Currency Exchange Rates

Foreign currency exposures arise from transactions denominated in a currency other than the functional currency of the Company or the respective foreign currency of each of the Company’s subsidiaries. The primary currencies to which the Company was exposed on a transaction basis as of the end of the first quarter include the Australian dollar, Swiss franc, Indian rupee and Canadian dollar. The Company primarily hedges its transaction foreign exchange exposures with foreign currency forward contracts with maturity dates of approximately three months or less. The potential gain in fair value at March 31, 2012 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $5.9 million. This gain would be mitigated by corresponding losses on the underlying exposures.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the first quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II.  OTHER INFORMATION

Item 1.              LEGAL PROCEEDINGS

The information required by this item is set forth in Note 15 of the Notes to the Consolidated Condensed Financial Statements, and is incorporated herein by reference.  Other than the material developments reported in Note 15, there have been no material developments to the legal proceedings previously disclosed in Part II, Item 8, Note 19 of the Company's 2011 Annual Report on Form 10-K.

Item 1A.  RISK FACTORS

There have been no material changes in the Company’s risk factors that have been previously disclosed in Part I, Item 1A of the Company’s 2011 Annual Report on Form 10-K.

Item 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the repurchases of the Company’s Class A Common Stock in the quarter ended March 31, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
January 1 - 31, 2012	-	$-	-	$240.9
February 1- 29, 2012	730,659	34.90	730,659	215.4
March 1 - 31, 2012	85,306	52.75	85,306	210.9
Total	815,965	$36.77	815,965

(1)
Information regarding the Company’s share repurchases can be found in Note 10, Stockholders’ Equity, of the Notes to the Consolidated Condensed Financial Statements. The Company executed an ASR Agreement in the first quarter of 2012 that resulted in the repurchase of 0.8 million shares at an average price of $36.77 per share.

(2)
Average Price Paid per Share includes the purchase price of $34.90 used in the initial ASR transaction that occurred on February 3, 2012 when the Company took delivery of 85% of the targeted shares.  On March 6, 2012, the counterparty delivered an additional 85,306 shares in final settlement of the agreement, bringing the total shares repurchased under the ASR to 815,965 shares at an average price per share of $36.77.

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

May 9, 2012

/s/ John W. Gamble, Jr.
John W. Gamble, Jr.
Executive V.P. and Chief Financial Officer

EXHIBIT INDEX

Exhibits:

10.1
Securities Purchase Agreement among Lexmark International Technology, S.A., Lexmark International (Asia) S.A.R.L. and the Shareholders of BDGB Enterprise Software (LUX), S.C.A. and BDGB Enterprise Software GP S.A.R.L., dated as of February 29, 2012.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Statements of Earnings for the three months ended March 31, 2012 and 2011, (ii) the Consolidated Condensed Statements of Comprehensive Earnings for the three months ended March 31, 2012 and 2011, (iii) the Consolidated Condensed Statements of Financial Position at March 31, 2012 and December 31, 2011, (iv) the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and (v) the Notes to Consolidated Condensed Financial Statements.