Form 10-Q
period 2012-06-30
LEXMARK INTERNATIONAL INC /KY/
filed 2012-08-08
CIK 1001288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2012

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 1-14050

LEXMARK INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1308215
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

One Lexmark Centre Drive
740 West New Circle Road
Lexington, Kentucky	40550
Address of principal executive offices)	(Zip Code)

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

The registrant had 70,323,010 shares outstanding (excluding shares held in treasury) of Class A Common Stock, par value $0.01 per share, as of the close of business on July 31, 2012.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

		Page of Form 10-Q
	PART I – FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS
	Consolidated Condensed Statements of Earnings
	Three and Six Months Ended June 30, 2012 and 2011	2
	Consolidated Condensed Statements of Comprehensive Earnings
	Three and Six Months Ended June 30, 2012 and 2011	3
	Consolidated Condensed Statements of Financial Position
	As of June 30, 2012 and December 31, 2011	4
	Consolidated Condensed Statements of Cash Flows
	Six Months Ended June 30, 2012 and 2011	5
	Notes to Consolidated Condensed Financial Statements	6
Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	37
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	55
Item 4.	CONTROLS AND PROCEDURES	56

	PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	58
Item 1A.	RISK FACTORS	58
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	58
Item 6.	EXHIBITS	58

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

PART I – FINANCIAL INFORMATION

Item 1.              FINANCIAL STATEMENTS

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011

Revenue	$918.6	$1,044.2	$1,911.1	$2,078.6
Cost of revenue	557.9	630.7	1,169.0	1,275.8
Gross profit	360.7	413.5	742.1	802.8

Research and development	94.4	90.4	191.1	181.3
Selling, general and administrative	205.3	186.3	395.8	373.1
Restructuring and related charges (reversals)	0.8	(1.1)	5.6	(2.7)
Operating expense	300.5	275.6	592.5	551.7
Operating income	60.2	137.9	149.6	251.1

Interest expense (income), net	7.4	7.2	14.4	14.8
Other expense (income), net	0.4	(0.4)	0.7	(0.3)
Earnings before income taxes	52.4	131.1	134.5	236.6

Provision for income taxes	13.2	29.8	34.5	52.1
Net earnings	$39.2	$101.3	$100.0	$184.5

Net earnings per share:
Basic	$0.55	$1.28	$1.41	$2.33
Diluted	$0.55	$1.27	$1.39	$2.31

Shares used in per share calculation:
Basic	70.7	79.3	71.0	79.1
Diluted	71.5	80.0	71.9	79.9

Cash dividends declared per common share	$0.30	$-	$0.55	$-

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE EARNINGS
(In Millions)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Net earnings	$39.2	$101.3	$100.0	$184.5
Other comprehensive earnings (loss), net of tax:
Foreign currency translation adjustment	(24.1)	10.2	(1.1)	24.8
Pension or other postretirement benefits	5.0	2.5	11.3	4.6
Net unrealized gain on marketable securities – OTTI*	0.6	0.1	0.5	0.2
Net unrealized gain (loss) on marketable securities	(0.3)	1.6	1.4	1.4
Comprehensive earnings	$20.4	$115.7	$112.1	$215.5

*Other-than-temporary impairment (“OTTI”)

See Notes to Consolidated Condensed Financial Statements.

 LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
   (In Millions, Except Par Value)
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$147.2	$356.1
Marketable securities	768.6	793.3
Trade receivables, net of allowances of $25.5 in 2012 and $28.0 in 2011	479.1	457.8
Inventories	305.7	335.5
Prepaid expenses and other current assets	247.6	266.1
Total current assets	1,948.2	2,208.8

Property, plant and equipment, net	877.9	888.8
Marketable securities	8.8	11.5
Goodwill	358.5	216.4
Intangibles, net	224.3	151.2
Other assets	157.4	160.3
Total assets	$3,575.1	$3,637.0

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$349.9	$-
Accounts payable	429.2	486.5
Accrued liabilities	593.5	636.8
Total current liabilities	1,372.6	1,123.3

Long-term debt	299.5	649.3
Other liabilities	474.5	472.7
Total liabilities	2,146.6	2,245.3

Contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1.6 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value:
Class A, 900.0 shares authorized; 70.3 and 71.4 outstanding in 2012 and 2011, respectively	0.9	0.9
Class B, 10.0 shares authorized; no shares issued and outstanding	-	-
Capital in excess of par	886.4	866.6
Retained earnings	1,542.2	1,482.3
Treasury stock, net; at cost; 24.7 and 23.0 shares in 2012 and 2011, respectively	(709.4)	(654.4)
Accumulated other comprehensive loss	(291.6)	(303.7)
Total stockholders' equity	1,428.5	1,391.7
Total liabilities and stockholders' equity	$3,575.1	$3,637.0

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Six Months Ended June 30
	2012	2011
Cash flows from operating activities:
Net earnings	$100.0	$184.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	118.6	104.1
Deferred taxes	3.0	(7.5)
Stock-based compensation expense	11.4	13.8
Other	4.0	4.4
Change in assets and liabilities:
Trade receivables	(13.2)	34.2
Inventories	29.8	14.0
Accounts payable	(61.0)	(24.0)
Accrued liabilities	(60.5)	(66.1)
Other assets and liabilities	9.1	(77.9)
Net cash flows provided by operating activities	141.2	179.5

Cash flows from investing activities:
Purchases of property, plant and equipment	(86.1)	(70.2)
Purchases of marketable securities	(562.1)	(762.1)
Proceeds from sales of marketable securities	462.8	650.9
Proceeds from maturities of marketable securities	131.8	116.3
Purchase of businesses, net of cash acquired	(204.9)	-
Other	-	0.2
Net cash flows used for investing activities	(258.5)	(64.9)

Cash flows from financing activities:
Repayment of assumed debt	(4.3)	-
Payment of cash dividend	(38.9)	-
Purchase of treasury stock	(55.0)	-
Proceeds from employee stock plans	5.8	-
Other	1.6	2.2
Net cash flows (used for) provided by financing activities	(90.8)	2.2
Effect of exchange rate changes on cash	(0.8)	1.7
Net change in cash and cash equivalents	(208.9)	118.5
Cash and cash equivalents - beginning of period	356.1	337.5
Cash and cash equivalents - end of period	$147.2	$456.0

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(In Millions, Except Per Share Amounts)
(Unaudited)

1.           BASIS OF PRESENTATION

The accompanying interim Consolidated Condensed Financial Statements are unaudited; however, in the opinion of management of Lexmark International, Inc. (together with its subsidiaries, the “Company” or “Lexmark”), all adjustments necessary for a fair statement of the interim financial results have been included. All adjustments included were of a normal recurring nature except for those discussed in the paragraph to follow. The results for the interim periods are not necessarily indicative of results to be expected for the entire year. The Consolidated Condensed Statements of Financial Position data as of December 31, 2011 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). The Company filed with the Securities and Exchange Commission audited consolidated financial statements for the year ended December 31, 2011, on Form 10-K, which included all information and notes necessary for such presentation. Accordingly, these financial statements and notes should be read in conjunction with the Company’s audited annual consolidated financial statements for the year ended December 31, 2011.

In the second quarter of 2012, the Company recorded adjustments to decrease Revenue and increase Selling, general and administrative expense (and related liabilities) by $1.1 million and $2.2 million, respectively, relating to immaterial errors that originated in the prior year. These adjustments relate to revenue incorrectly recorded for certain extended warranty contracts as well as expense related to a statutory profit sharing award earned in 2011.  In addition, the Company also recorded an adjustment to increase Selling, general and administrative expense (and related liability) by $2.1 million in the second quarter of 2012 relating to an immaterial error associated with an investment banking fee rendered in connection with an acquisition completed in the first quarter of 2012. These adjustments reduced Earnings before income taxes and Net earnings in the second quarter of 2012 by $5.4 million and $4.1 million, respectively. Because these errors were not material to the Company’s prior annual and interim period financial statements, and the impact of correcting these errors is not considered to be material to the expected full year 2012 financial statements, the Company recorded the correction of these errors in the second quarter of 2012 financial statements.

Refer to Note 16 for a discussion of accounting changes in the first half of 2012 required by updates to the Accounting Standards Codification (“ASC”). The updates are related to the presentation of comprehensive income and fair value measurements and disclosures.

2.           FAIR VALUE

General

The accounting guidance for fair value measurements defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”) and requires disclosures about fair value measurements. The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As part of the framework for measuring fair value, the guidance establishes a hierarchy of inputs to valuation techniques used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	June 30, 2012				December 31, 2011
		Based on				Based on
		Quoted prices in	Other observable inputs	Unobservable inputs		Quoted prices in	Other observable inputs	Unobservable inputs
	Fair	active markets			Fair	active markets
	value	(Level 1)	(Level 2)	(Level 3)	value	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Government & agency debt securities	$359.9	$278.0	$80.0	$1.9	$342.1	$226.3	$114.3	$1.5
Corporate debt securities	336.9	24.4	300.3	12.2	377.9	24.6	334.8	18.5
AB & MB securities	71.8	-	67.7	4.1	73.3	-	68.5	4.8
Total available-for-sale marketable securities - ST	768.6	302.4	448.0	18.2	793.3	250.9	517.6	24.8

Foreign currency derivatives (1)	0.7	-	0.7	-	0.1	-	0.1	-

Auction rate securities - municipal debt	5.6	-	-	5.6	8.2	-	-	8.2
Auction rate securities - preferred	3.2	-	-	3.2	3.3	-	-	3.3
Total available-for-sale marketable securities - LT	8.8	-	-	8.8	11.5	-	-	11.5
Total	$778.1	$302.4	$448.7	$27.0	$804.9	$250.9	$517.7	$36.3

Liabilities measured at fair value on a recurring basis:
Foreign currency derivatives (1)	$-	$-	$-	$-	$1.0	$-	$1.0	$-
Total	$-	$-	$-	$-	$1.0	$-	$1.0	$-

AB = Asset-backed
MB = Mortgage-backed

(1) Foreign currency derivative assets and foreign currency derivative liabilities are included in Prepaid expenses and other current assets and Accrued liabilities, respectively, on the Consolidated Condensed Statements of Financial Position. See Note 13 for disclosure of derivative assets and liabilities on a gross basis.

Excluded from the 2012 table above were financial instruments included in Cash and cash equivalents on the Consolidated Condensed Statements of Financial Position. The Company’s policy is to consider all highly liquid investments with an original maturity of three months or less at the Company’s date of purchase to be cash equivalents. Investments considered cash equivalents included approximately $50.8 million of money market funds categorized as Level 2, $6.8 million of U.S. government and agency debt securities categorized as Level 1 and $0.1 million of corporate debt securities categorized as Level 2 at June 30, 2012.  Excluded from the 2011 table above were financial instruments included in Cash and cash equivalents on the Consolidated Condensed Statements of Financial Position. Investments considered cash equivalents included approximately $235.9 million of money market funds, $6.5 million of U.S. government and agency debt securities and $2.0 million of corporate debt securities at December 31, 2011. The amortized cost of these investments closely approximates fair value in accordance with the Company’s policy regarding cash equivalents. Fair value of these instruments is readily determinable using the methods described below for marketable securities and money market funds.

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the three and six months ended June 30, 2012:

Available-for-sale marketable securities
Three Months Ended, June 30, 2012	Total Level 3	Agency debt	Corporate debt	AB and MB	ARS - muni debt	ARS - preferred
	securities	securities	securities	securities	securities	securities
Balance, beginning of period	$25.4	$-	$9.3	$4.4	$8.3	$3.4
Realized and unrealized gains/(losses) included in earnings	0.1	-	-	0.1	-	-
Unrealized gains/(losses) included in OCI - OTTI securities	0.2	-	-	0.1	0.1	-
Unrealized gains/(losses) included in OCI - All other	0.4	-	-	-	0.6	(0.2)
Purchases	2.0	-	2.0	-	-	-
Sales and redemptions	(5.8)	-	(1.9)	(0.5)	(3.4)	-
Maturities	(1.0)	-	(1.0)	-	-	-
Transfers in (1)	6.5	1.9	4.6	-	-	-
Transfers out (1)	(0.8)	-	(0.8)	-	-	-
Balance, end of period	$27.0	$1.9	$12.2	$4.1	$5.6	$3.2

Six Months Ended, June 30, 2012	Total Level 3	Agency debt	Corporate debt	AB and MB	ARS - muni debt	ARS - preferred
	securities	securities	securities	securities	securities	Securities
Balance, beginning of period	$36.3	$1.5	$18.5	$4.8	$8.2	$3.3
Realized and unrealized gains/(losses) included in earnings	0.1	-	-	0.1	-	-
Unrealized gains/(losses) included in OCI - OTTI securities	0.2	-	-	0.1	0.1	-
Unrealized gains/(losses) included in OCI - All other	0.9	-	0.1	0.2	0.7	(0.1)
Purchases	2.4	-	2.4	-	-	-
Sales and redemptions	(9.7)	-	(5.5)	(0.8)	(3.4)	-
Maturities	(1.4)	-	(1.4)	-	-	-
Transfers in (1)	6.5	1.9	4.6	-	-	-
Transfers out (1)	(8.3)	(1.5)	(6.5)	(0.3)	-	-
Balance, end of period	$27.0	$1.9	$12.2	$4.1	$5.6	$3.2

OCI = Other comprehensive income
OTTI = Other than temporary impairment
AB = Asset-backed
MB = Mortgage-backed
ARS = Auction rate security

(1) Transfers in and out of Level 3 were on a gross basis. Transfers into Level 3 resulted from the Company being unable to corroborate the consensus prices of these securities with a sufficient level of observable market data to maintain Level 2 classification. Transfers out of Level 3 resulted from the Company being able to obtain information demonstrating that the prices were observable in the market during the six months ended June 30, 2012.

Of the realized and unrealized losses included in earnings during the first half of 2012, none were related to Level 3 securities held by the Company at June 30, 2012.

For purposes of comparison, the following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the three and six months ended June 30, 2011:

Available-for-sale marketable securities

Three Months Ended, June 30, 2011
	Total Level 3 securities	Corporate debt securities	AB and MB securities	ARS - muni debt securities	ARS - preferred securities
Balance, beginning of period	$24.7	$0.9	$6.1	$14.4	$3.3
Realized and unrealized gains/(losses) included in earnings	0.1	-	0.1	-	-
Unrealized gains/(losses) included in OCI - OTTI securities	0.1	-	-	0.1	-
Unrealized gains/(losses) included in OCI - All other	0.8	-	(0.1)	0.9	-
Purchases	0.8	-	0.8	-	-
Sales and redemptions	(7.8)	(0.3)	(0.9)	(6.6)	-
Transfers in	2.3	-	2.3	-	-
Transfers out	-	-	-	-	-
Balance, end of period	$21.0	$0.6	$8.3	$8.8	$3.3

Six Months Ended, June 30, 2011	Total Level 3 securities	Corporate debt securities	AB and MB securities	ARS - muni debt securities	ARS - preferred securities

Balance, beginning of period	$27.5	$2.8	$6.7	$14.5	$3.5
Realized and unrealized gains/(losses) included in earnings	0.1	-	0.1	-	-
Unrealized gains/(losses) included in OCI - OTTI securities	0.2	0.1	(0.1)	0.2	-
Unrealized gains/(losses) included in OCI - All other	0.7	-	-	0.9	(0.2)
Purchases	0.8	-	0.8	-	-
Sales and redemptions	(10.6)	(2.3)	(1.5)	(6.8)	-
Transfers in	2.3	-	2.3	-	-
Transfers out	-	-	-	-	-
Balance, end of period	$21.0	$0.6	$8.3	$8.8	$3.3

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

2012
During 2012, the Company transferred, on a gross basis, $7.6 million from Level 1 to Level 2 due to lower levels of market activity for certain U.S. agency debt securities held at the end of the second quarter 2012 that are measured at fair value on a recurring basis. The fair values of the Company’s U.S. agency debt securities are generally categorized as Level 1 but may be downgraded based on the Company’s assessment of market activity for individual securities. The Company also transferred from Level 2 to Level 1, on a gross basis, $17.9 million of corporate debt securities and $9.8 million of U.S. agency debt securities held at the end of the second quarter 2012 that are measured at fair value on a recurring basis. The transfers of corporate debt securities from Level 2 to Level 1 were due to trading volumes sufficient to indicate an active market for the securities. The transfers of U.S. agency debt securities from Level 2 to Level 1 were due to the securities resuming higher levels of market activity during the six months ended June 30, 2012.

A discussion of transfers in and out of Level 3 for 2012 is presented above with the tables containing additional Level 3 information.

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

Marketable Securities - Valuation Process

The Company uses multiple third parties to report the fair values of the securities in which Lexmark is invested, though the responsibility of valuation remains with the Company’s management. Most of the securities’ fair values are based upon a consensus price method, whereby prices from a variety of industry data providers are input into a distribution-curve based algorithm to determine the most appropriate fair value. For securities valued using this method the Company compares the consensus prices provided by the third party to additional pricing data the Company obtains from other available sources. Each quarter the Company utilizes multiple sources of pricing as well as broker quotes, trading and other market data in its process of assessing the reasonableness of consensus prices provided by the third party and testing default level assumptions. The Company assesses the quantity of pricing sources available, variability in the prices provided, trading activity and other relevant data to reasonably determine that the price provided is consistent with the accounting guidance for fair value measurements. Except for its investments in auction-rate securities, the fair values of the Company’s investments in marketable securities are based on third-party pricing information without adjustment. As permitted under the accounting guidance for fair value disclosures the Company has not provided quantitative information about the significant unobservable inputs used in the fair value measurements of these securities.

The fair values reported for securities classified as Level 3 in the fair value hierarchy are less likely to be transacted upon than the fair values reported for securities classified in other levels of the fair value hierarchy.

Government and agency debt securities

The Company’s government and agency debt securities are generally highly liquid investments having multiple sources of pricing with low variability among the data providers. The consensus price method, described previously, is used to select the most appropriate price. Fair value measurements for U.S. government and agency debt securities are most often based on quoted market prices in active markets and are categorized as Level 1. Securities with lower levels of market activity, including certain U.S. agency debt securities and international government debt securities, are typically classified as Level 2.

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

Auction Rate Securities

The Company’s auction rate securities for which recent auctions were unsuccessful are made up of municipal sewer and airport revenue bonds valued at $5.6 million, and auction rate preferred stock valued at $3.2 million at June 30, 2012. The Company’s auction rate securities for which recent auctions were unsuccessful were made up of student loan revenue bonds valued at $2.7 million, municipal sewer and airport revenue bonds valued at $5.5 million, and auction rate preferred stock valued at $3.3 million at December 31, 2011.

At June 30, 2012, the Company’s auction rate securities for which recent auctions were unsuccessful were valued by a third party using a discounted cash flow model based on the characteristics of the individual securities, which the Company believes yields the best estimate of fair value. The first step in the valuation included a credit analysis of the security which considered various factors including the credit quality of the issuer (and insurer if applicable), the instrument’s position within the capital structure of the issuing authority, and the composition of the authority’s assets including the effect of insurance and/or government guarantees. Next, the future cash flows of the instruments were projected based on certain assumptions regarding the auction rate market significant to the valuation including (1) the auction rate market will remain illiquid and auctions will continue to fail causing the interest rate to be the maximum applicable rate and (2) the securities will not be redeemed prior to any scheduled redemption dates. These assumptions resulted in discounted cash flow analysis being performed through the legal maturities of most of the securities of July 2032, or in the case of the auction rate preferred stock, through the mandatory redemption date of December 2021. The projected cash flows were then discounted using the applicable yield curve plus a 250 basis point liquidity premium added to the applicable discount rate. Quantitative disclosures of key unobservable inputs for auction rate securities appear in the table below.

Security type	Range of discount rates (including basis point liquidity premium)		Range of estimated forward rates applied to contractual cash flows*
	Minimum	Maximum	Minimum	Maximum
Auction rate securities – municipal debt	2.9%	10.0%	0.1%	3.7%
Auction rate securities – preferred	3.0%	4.3%	0.4%	2.6%
*The Auction rate securities – municipal debt category does not include estimated forward rate data related to the Company’s investment in a distressed municipal bond. Additional information on this investment is provided below.

Different assumptions were used for one of the Company’s municipal bonds due to the distressed financial conditions of both the issuer and the insurer. The fair value of this security at June 30, 2012 was $2.4 million, and was primarily based on an estimated 65% recovery that holders could realize from bankruptcy proceedings after a likely work out period of 0.75 years. The likely work out period had been estimated to be one year in previous periods.

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

Derivatives

The Company employs a foreign currency risk management strategy that periodically utilizes derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. Fair values for the Company's derivative financial instruments are based on pricing models or formulas using current market data. Variables used in the calculations include forward points and spot rates at the time of valuation. Because of the very short duration of the Company's transactional hedges there is minimal risk of nonperformance. At June 30, 2012 and December 31, 2011, all of the Company's forward exchange contracts were designated as Level 2 measurements in the fair value hierarchy. Refer to Note 13 to the Consolidated Condensed Financial Statements for more information regarding the Company’s derivatives.

Senior Notes

In May 2008, the Company issued $350 million of five-year fixed rate senior unsecured notes and $300 million of ten-year fixed rate senior unsecured notes.

The fair values shown in the table below are based on the prices the bonds traded in the market as of the end of the second quarter 2012, as well as the overall market conditions on the date of valuation, stated coupon rates, the number of coupon payments each year and the maturity dates. The fair value of the debt is not recorded on the Company’s Consolidated Condensed Statements of Financial Position and is therefore excluded from the fair value table above. This fair value measurement is classified as Level 2 within the fair value hierarchy. Beginning in the second quarter of 2012 the five-year notes are classified as a current liability on the Company’s Consolidated Condensed Statements of Financial Position.

	June 30, 2012			December 31, 2011
	Fair value	Carrying value	Unamortized discount	Fair value	Carrying value	Unamortized discount
Five-year notes	$362.8	349.9	0.1	$364.1	349.8	0.2
Ten-year notes	332.8	299.5	0.5	332.5	299.5	0.5
Total	$695.6	$649.4	$0.6	$696.6	$649.3	$0.7

Other Financial Instruments

The fair values of cash and cash equivalents, trade receivables and accounts payable approximate their carrying values due to the relatively short-term nature of the instruments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis Subsequent to Initial Recognition

There were no material fair value adjustments to assets or liabilities measured at fair value on a nonrecurring basis subsequent to initial recognition during the first half of 2012. For comparison purposes, measurements recorded in the first half of 2011 are shown below.

2011
		Fair Value Measurements Using
		Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)	Total gains (losses) 2nd Qtr 2011	Total gains (losses) YTD 2011

	Fair value

Long-lived assets held for sale*	$4.0	$-	$-	$4.0	$(1.3)	$(2.3)

*Pertains to measurements during the six months ended June 30, 2011.

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

Related to the 2007 restructuring plan, the Company's Orleans, France facility is currently held for sale. Due to certain developments subsequent to the time the facility qualified as held for sale, negotiations with a potential buyer ceased in the fourth quarter of 2011. Fair value less cost to sell has been estimated at $3 million using an income approach considering, from a market participant standpoint, discounted cash flows associated with developing, leasing and ultimately selling the facility. The facility is included in Property, plant and equipment, net on the Consolidated Condensed Statements of Financial Position. The Company is actively marketing the facility for sale and is taking steps to minimize recurring expenses associated with the facility. The carrying value of the building and land held for sale was approximately $3 million at June 30, 2012. The facility has been vacated by the Company and, due to the restructuring action noted above, is not being employed by the Company in its highest and best use. There were no fair value adjustments related to the facility in the first half of 2012 and 2011.

Land held by the Company in Tatabanya, Hungary with carrying value of $2 million was written down to fair value less cost to sell of $1 million during the second quarter of 2011 due to the Company’s receipt of an offer to purchase the land that was less than the carrying value of the land. The $1 million loss was included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.  The Company completed the sale later in 2011.

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

The following table summarizes the assets acquired and liabilities assumed as of the acquisition date:

Cash	$0.3
Trade receivables	6.6
Other current assets	0.2
Property, plant and equipment	0.2
Identifiable intangible assets	62.0
Indemnification asset	2.5
Accounts payable	(2.6)
Short-term borrowings	(4.0)
Deferred revenue	(2.9)
Other current liabilities	(4.2)
Other long term liabilities	(5.7)
Deferred tax liability, net (*)	(6.3)
Total identifiable net assets	46.1
Goodwill	101.2
Total purchase price	$147.3

* Deferred tax liability, net primarily relates to purchased identifiable intangible assets and is shown net of deferred tax assets.

A change to the acquisition date value of the identifiable net assets during the measurement period (up to one year from the acquisition date) will affect the amount of the purchase price allocated to goodwill. Changes to the purchase price allocation are adjusted retrospectively to the acquisition date if material.

The values above include measurement period adjustments determined in the second quarter of 2012 affecting Identifiable intangible assets $0.1 million, Deferred tax liability, net $1.4 million and Goodwill $(1.5) million.

The fair value of trade receivables approximated the carrying value of $6.6 million. The gross amount due from customers is $10.0 million, of which $3.4 million was estimated to be uncollectible.

The following table summarizes the identifiable intangible assets recognized in the acquisition of Brainware. The intangible assets subject to amortization are being amortized on a straight-line basis over their estimated useful lives as of the acquisition date, according to the following schedule.

	Fair value recognized	Weighted- Average Useful Life
Intangible assets subject to amortization:
Trade names	$4.7	2.0
Customer relationships	16.6	7.0
Non-compete agreements	0.2	1.0
Purchased technology	40.5	5.0
Total identifiable intangible assets	$62.0	5.3

The Company assumed $4.0 million of short term debt in the acquisition. The debt was repaid in the first quarter of 2012 after the acquisition date and is included in Repayment of assumed debt in the financing section of the Company’s Consolidated Condensed Statements of Cash Flows. There was no gain or loss recognized on the extinguishment of the debt.

Goodwill of $101.2 million arising from the acquisition was assigned to the Perceptive Software segment. The goodwill recognized comprises the value of expected synergies arising from the acquisition that are complementary to the Perceptive Software business.  None of the goodwill recognized is expected to be deductible for income tax purposes.

The acquisition of Brainware is included in Purchase of businesses, net of cash acquired in the investing section of the Consolidated Condensed Statements of Cash Flows for the period ended June 30, 2012 in the amount of $147 million, which is the total purchase price less cash acquired of $0.3 million. Of the total purchase price $11.3 million was placed in escrow for a period of 18 months to secure indemnification obligations of the sellers relating to the accuracy of representations and warranties and the satisfaction of covenants. The purchase consideration held in escrow does not meet the definition of contingent consideration as provided under the accounting guidance for business combinations. The amount held in escrow was included in the acquisition accounting as part of the consideration transferred by the Company.

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

Acquisition-related costs of approximately $3.6 million were charged directly to operations and were included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings. Acquisition-related costs include finder's fees, legal, advisory, valuation, accounting, and other fees incurred to effect the business combination. Acquisition-related costs above do not include travel and integration expenses.

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

Customer relationships and purchased technology, or developed technology, were valued using the excess earnings method under the income approach, which estimates the value of the intangible assets by calculating the present value of the incremental after-tax cash flows, or excess earnings, attributable solely to the assets over the estimated periods that they generate revenues. After-tax cash flows were calculated by applying cost, expense, income tax, and contributory asset charge assumptions to the estimated customer relationships and developed technology revenue streams. Contributory asset charges included net working capital, net fixed assets, assembled workforce, trade name and trademarks, and non-compete agreements. The analysis of the developed technology was performed over a technology migration period of 10 years.

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

The after-tax cash flows for the intangible assets discussed directly above were discounted to fair value utilizing a required return of 15.5%.

The fair value of deferred revenue was determined based on the direct and incremental costs to fulfill the performance obligation plus a profit mark-up of 20% based on the consideration of a hypothetical third-party servicing firm which the Company believes is representative of market participant assumptions.

Other Acquisitions

On March 13, and March 16, 2012 the Company acquired all of the issued and outstanding shares of Nolij Corporation (“Nolij”) and ISYS Search Software Pty Ltd. (“ISYS”), respectively, in cash transactions valued at $31.9 million and $29.8 million, respectively.  Nolij is a prominent provider of web-based imaging, document management and workflow solutions for the higher education market. The acquisition of Nolij deepens Perceptive Software’s domain expertise in education, while also providing innovative web-based solutions that can be extended to apply to other industries. ISYS is a leading provider of high performance enterprise and federated search and document filtering software. The acquisition of ISYS strengthens Perceptive Software’s enterprise content management (“ECM”) and BPM solutions, allowing customers to seamlessly access needed content, stored anywhere in the enterprise, in the context of the business process in which they are working. This broadening and deepening of Lexmark’s capabilities further enhances the solutions expertise offered to its MPS customers. As these business combinations occurred near the end of the first quarter 2012, the associated accounting has not been finalized.

Total identifiable net assets amounted to a provisional value of $17.8 million and consisted primarily of identifiable intangible assets. Goodwill of $43.8 million resulted from the acquisitions, none of which is expected to be deductible for income tax purposes. Total identifiable net assets and goodwill include measurement period adjustments determined in the second quarter of 2012 of $6.8 million and $(6.6) million, respectively. The fair values of assets acquired and liabilities assumed were based on estimates in the first quarter 2012; the fair values were based on a more thorough valuation in the second quarter 2012. The purchase price for ISYS increased by $0.2 million due to certain adjustments contemplated in the purchase agreement. The acquired companies consisted mostly of technology and other related assets and processes to be utilized by the Company’s Perceptive Software segment.

The purchases of Nolij and ISYS are included in Purchase of businesses, net of cash acquired in the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2012 in the amount of $57.8 million. Total cash acquired in the acquisitions of Nolij and ISYS was $2.0 million. Included in Cash and cash equivalents on the Company’s Consolidated Condensed Statements of Financial Position is $1.9 million which is restricted in use as it is due to a former shareholder of Nolij. This amount has been recognized as a liability incurred to a former shareholder.

A change to the acquisition date value of the identifiable net assets during the measurement period (up to one year from the acquisition date) will affect the amount of the purchase price allocated to goodwill. Changes to the purchase price allocation are adjusted retrospectively to the acquisition date if material.

Acquisition-related costs of approximately $0.8 million were charged directly to operations and were included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings. Acquisition-related costs include finder's fees, legal, advisory, valuation, accounting, and other fees incurred to effect the business combination. Acquisition-related costs above do not include travel and integration expenses.

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

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for each reportable segment and in total during the six months ended June 30, 2012.

	ISS	Perceptive Software	Total
Beginning balance	$22.9	$193.5	$216.4
Goodwill acquired from business combinations in Q1	-	153.1	153.1
Measurement period adjustments determined in Q2	-	(8.1)	(8.1)
Foreign currency translation	-	(2.9)	(2.9)
Balance at June 30, 2012	$22.9	$335.6	$358.5

The Company has recorded, on a provisional basis, $145.0 million of goodwill related to the acquisitions of Brainware, Nolij and ISYS, including the $(8.1) million net impact of measurement period adjustments determined in the second quarter of 2012. Refer to Note 3 for additional details regarding business combinations occurring in the quarter ended March 31, 2012. The Company does not have any accumulated impairment charges as of June 30, 2012.

Intangible Assets

The following table summarizes the gross carrying amounts and accumulated amortization of the Company’s intangible assets.

	June 30, 2012			December 31, 2011
		Accum			Accum
	Gross	Amort	Net	Gross	Amort	Net

Intangible assets subject to amortization:
Customer relationships	$76.5	$(14.1)	$62.4	$49.0	$(9.3)	$39.7
Non-compete agreements	2.1	(1.3)	0.8	1.8	(0.9)	0.9
Technology and patents	171.2	(49.0)	122.2	110.1	(35.4)	74.7
Trade names and trademarks	7.3	(1.0)	6.3	2.5	(0.1)	2.4
Total	257.1	(65.4)	191.7	163.4	(45.7)	117.7

Intangible assets not subject to amortization:
In-process technology	0.3	-	0.3	1.2	-	1.2
Trade names and trademarks	32.3	-	32.3	32.3	-	32.3
Total	32.6	-	32.6	33.5	-	33.5

Total identifiable intangible assets	$289.7	$(65.4)	$224.3	$196.9	$(45.7)	$151.2

The year-to-date increases in the intangible assets above were driven by business combinations discussed in Note 3.

Amortization expense related to intangible assets was $11.6 million and $19.8 million for the three and six months ended June 30, 2012, respectively. Amortization expense related to intangible assets was $5.7 million and $11.3 million for the three and six months ended June 30, 2011, respectively.

The following table summarizes the estimated future amortization expense for intangible assets that are currently being amortized.
Fiscal year:
2012 (remaining six months)	23.0
2013	45.3
2014	43.0
2015	34.0
2016	26.4
Thereafter	20.0
Total	191.7

The Perceptive Software trade name and trademarks valued at $32.3 million are considered to have an indefinite life taking into account their substantial recognition among customers, the intellectual property rights are secure and can be maintained with relatively little cost and effort, and there are no current plans to change or abandon usage of them. Costs to renew these registrations are insignificant and will be expensed as incurred. The Company does not intend to use the Pallas Athena, Brainware, Nolij and ISYS trade names and trademarks indefinitely, and has accordingly begun amortizing these assets. The Company’s expected use of these trade names and trademarks could change in future periods as the Company considers alternatives for going to market with its recently acquired software and solutions products.

The Company accounts for its internal-use software, an intangible asset by nature, in Property, plant and equipment, net on the Consolidated Condensed Statements of Financial Position and therefore has excluded these assets and amortization from the disclosures above. The gross and net carrying amounts of internal-use software at June 30, 2012 were $500.5 million and $224.5 million, respectively. The gross and net carrying amounts of internal-use software at December 31, 2011 were $479.2 million and $236.9 million, respectively.

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

The January 2012 Restructuring Plan is expected to impact about 625 positions worldwide. Total pre-tax charges of approximately $27 million are expected for the January 2012 Restructuring Plan with approximately $22.5 million incurred to date. Approximately $4.5 million of remaining charges are expected to be incurred in 2012. The Company expects the total cash cost of the January 2012 Restructuring Plan to be approximately $16 million.

The Company expects to incur total charges related to the January 2012 Restructuring Plan of approximately $24 million in Imaging Solutions and Services (“ISS”) and approximately $3 million in All other.

Impact to 2012 Financial Results

For the three and six months ended June 30, 2012, the Company incurred charges for the Company’s January 2012 Restructuring Plan as follows:

	Three Months Ended June 30	Six Months Ended June 30

	2012	2012
Accelerated depreciation charges	$ 5.7	$ 10.0
Employee termination benefit charges	0.8	4.9
Total restructuring-related charges	$ 6.5	$ 14.9

Accelerated depreciation charges for the January 2012 Restructuring Plan and all of the other restructuring plans were determined in accordance with FASB guidance on accounting for the impairment or disposal of long-lived assets. For the three and six months ended June 30, 2012, the Company incurred accelerated depreciation charges of $3.5 million and $7.8 million, respectively, in Cost of revenue, and $2.2 million in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.

Employee termination benefit charges, which include severance, medical and other benefits, for the January 2012 Restructuring Plan and all of the other restructuring plans were recorded in accordance with FASB guidance on employers’ accounting for postemployment benefits and guidance on accounting for costs associated with exit or disposal activities, as appropriate. For the three and six months ended June 30, 2012, employee termination benefit charges of $0.8 million and $4.9 million, respectively, are included in Restructuring and related charges (reversals) on the Consolidated Condensed Statements of Earnings.

For the three and six months ended June 30, 2012, the Company incurred restructuring-related charges related to the January 2012 Restructuring Plan of $4.3 million and $12.7 million, respectively, in ISS and $2.2 million in All other. Including $7.6 million of restructuring-related charges recorded in the fourth quarter of 2011, the Company has incurred cumulative restructuring-related charges for the January 2012 Restructuring Plan of $20.3 million in ISS and $2.2 million in All other.

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits in connection with the January 2012 Restructuring Plan. The liability is included in Accrued liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

Employee Termination Benefits
Balance at January 1, 2012	$3.1
Costs incurred	4.9
Payments & Other (1)	(4.9)
Balance at June 30, 2012	$3.1
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

The October 2009 Restructuring Plan is expected to impact about 770 positions worldwide.  Total pre-tax charges of approximately $70 million are expected for the October 2009 Restructuring Plan with $69.7 million of total charges incurred to date. The Company expects the total cash cost of the October 2009 Restructuring Plan to be approximately $58 million.

The Company expects to incur total charges related to the October 2009 Restructuring Plan of approximately $56 million in ISS and approximately $14 million in All other.

Impact to 2012 and 2011 Financial Results

For the three and six months ended June 30, 2012 and 2011, the Company incurred charges (reversals) for the October 2009 Restructuring Plan as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Accelerated depreciation charges (reversals)	$ (0.2)	$ -	$ -	$ 0.1
Employee termination benefit charges (reversals)	-	(0.6)	0.7	(2.2)
Contract termination and lease charges (reversals)	-	(0.4)	-	(0.4)
Total restructuring-related charges (reversals)	$ (0.2)	$ (1.0)	$ 0.7	$ (2.5)

For the three months ended June 30, 2012, and the six months ended June 30, 2011, the Company recorded accelerated depreciation charges (reversals) of $(0.2) million and $0.1 million, respectively, in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.

For the three and six months ended June 30, 2012 and 2011, employee termination benefit charges (reversals) and contract termination and lease charges (reversals) are included in Restructuring and related charges (reversals) on the Consolidated Condensed Statements of Earnings.  Contract termination and lease charges for the October 2009 Restructuring Plan were recorded in accordance with FASB guidance on accounting for costs associated with exit or disposal activities.

For the six months ended June 30, 2011, the $(2.6) million reversal for employee termination benefit and contract termination and lease charges is due primarily to revision in assumptions.

For the three months ended June 30, 2012, the Company incurred restructuring-related charges (reversals) of $(0.2) million in All Other.  For the three months ended June 30, 2011, the Company incurred restructuring-related charges (reversals) of $0.2 million in ISS and $(1.2) million in All other.

For the six months ended June 30, 2012, the Company incurred restructuring-related charges of $0.7 million in ISS.  For the six months ended June 30, 2011, the Company incurred restructuring-related charges (reversals) of $(1.2) million in ISS and $(1.3) million in All other.

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits in connection with the October 2009 Restructuring Plan.  Of the total $5.0 million restructuring liability, $3.4 million is included in Accrued liabilities and $1.6 million is included in Other liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

Employee Termination Benefits
Balance at January 1, 2012	$6.7
Costs incurred	0.6
Payments & Other (1)	(2.3)
Balance at June 30, 2012	$5.0
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

Impact to 2012 and 2011 Financial Results

For the three and six months ended June 30, 2012 and 2011, the Company incurred charges (reversals) for the Company’s Other Restructuring Actions as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Impairment of long-lived assets held for sale	$ -	$ -	$ -	$ 1.0
Employee termination benefit charges (reversals)	-	(0.1)	-	(0.1)
Total restructuring-related charges (reversals)	$ -	$ (0.1)	$ -	$ 0.9

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

The Company incurred no restructuring-related charges in the first half of 2012 related to its Other Restructuring Actions.

For the three and six months ended June 30, 2011, employee termination benefit charges (reversals) are included in Restructuring and related charges (reversals) on the Consolidated Condensed Statements of Earnings.

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
Employee Termination Benefits
Balance at January 1, 2012	$ 0.6
Payments & Other (1)	(0.3)
Balance at June 30, 2012	$ 0.3
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

As of June 30, 2012, the Company’s available-for-sale Marketable securities had gross unrealized gains and losses of $4.0 million and $2.0 million, respectively, and consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Auction rate securities - municipal debt	$ 5.4	$ 1.0	$ (0.8)	$ 5.6
Corporate debt securities	335.5	1.7	(0.2)	337.0
Gov't and agency debt securities	366.2	0.6	(0.1)	366.7
Asset-backed and mortgage-backed securities	71.2	0.7	(0.1)	71.8
Total debt securities	778.3	4.0	(1.2)	781.1
Auction rate securities - preferred	4.0	-	(0.8)	3.2
Total security investments	782.3	4.0	(2.0)	784.3
Cash equivalents	(6.9)	-	-	(6.9)
Total marketable securities	$ 775.4	$ 4.0	$ (2.0)	$ 777.4

At December 31, 2011, the Company’s available-for-sale Marketable securities had gross unrealized gains and losses of $3.9 million and $4.2 million, respectively, with an estimated fair value of $804.8 million excluding $8.5 million of cash equivalents.

Although contractual maturities of the Company’s investment in debt securities may be greater than one year, the majority of investments are classified as Current assets in the Consolidated Condensed Statements of Financial Position due to the Company’s ability to use these investments for current liquidity needs if required.  As of June 30, 2012, and December 31, 2011, auction rate securities of $8.8 million and $11.5 million, respectively, are classified in noncurrent assets due to the fact that the securities have experienced unsuccessful auctions and that poor debt market conditions have reduced the likelihood that the securities will successfully auction within the next 12 months. The contractual maturities of the Company’s available-for-sale marketable securities noted above are shown below.  Expected maturities may differ from final contractual maturities for certain securities that allow for call or prepayment provisions. Proceeds from calls and prepayments are included in Proceeds from maturities of marketable securities on the Consolidated Condensed Statements of Cash Flow.

	June 30, 2012		December 31, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in less than one year	$210.0	$210.3	$199.6	$199.9
Due in 1-5 years	547.6	549.4	590.1	590.5
Due after 5 years	24.7	24.6	23.9	22.9
Total available-for-sale marketable securities	$782.3	$784.3	$813.6	$813.3

For the three and six months ended June 30, 2012, the Company recognized $0.4 million and $1.5 million, respectively, in net gains on its marketable securities; all of which is realized gains due to sales and maturities and is included in Other (income) expense, net on the Consolidated Condensed Statements of Earnings. The Company uses the specific identification method when accounting for the costs of its available-for-sale marketable securities sold.

For the three and six months ended June 30, 2011, the Company recognized $1.5 million and $2.0 million, respectively,  in net gains on its marketable securities; all of which is realized gains due to sales and maturities and is included in Other (income) expense, net on the Consolidated Condensed Statements of Earnings.

Impairment

The FASB guidance on the recognition and presentation of OTTI requires that credit related OTTI on debt securities be recognized in earnings while noncredit related OTTI of debt securities not expected to be sold be recognized in other comprehensive income.  For the three and six months ended June 30, 2012 and 2011, the Company incurred no OTTI on its debt securities.

The table below presents a cumulative rollforward of the amount related to credit losses recognized in earnings for other-than-temporary impairments:

Beginning balance of amounts related to credit losses, January 1, 2012	$2.2
Credit losses on debt securities for which OTTI was not previously recognized	-
Additional credit losses on debt securities for which OTTI was previously recognized	-
Reductions for securities sold in the period for which OTTI was previously recognized	(0.3)
Ending balance of amounts related to credit losses, June 30, 2012	$1.9

The following table provides information at June 30, 2012, about the Company’s marketable securities with gross unrealized losses for which no other-than-temporary impairment has been incurred, and the length of time that individual securities have been in a continuous unrealized loss position.  The gross unrealized loss of $2.0 million, pre-tax, is recognized in accumulated other comprehensive income:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Auction rate securities	$-	$-	$6.4	$(1.6)	$6.4	$(1.6)
Corporate debt securities	70.4	(0.1)	2.7	(0.1)	73.1	(0.2)
Asset-backed and mortgage-backed securities	4.6	-	1.8	(0.1)	6.4	(0.1)
Government and Agency	173.6	(0.1)	-	-	173.6	(0.1)
Total	$248.6	$(0.2)	$10.9	$(1.8)	$259.5	$(2.0)

The table below provides information at June 30, 2012, about the Company’s marketable securities with gross unrealized losses for which other-than-temporary impairment has been incurred, and the length of time that individual securities have been in a continuous unrealized loss position.  The gross unrealized loss is recognized in accumulated other comprehensive income:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Corporate debt securities	$-	$-	$0.1	$-	$0.1	$-
Asset-backed and mortgage-backed securities	0.2	-	0.1	-	0.3	-
Total	$0.2	$-	$0.2	$-	$0.4	$-

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

Corporate debt securities

Unrealized losses on the Company’s corporate debt securities are attributable to current economic conditions and are not due to credit quality.  Because the Company does not intend to sell and will not be required to sell the securities before anticipated recovery of their net book values, which may be at maturity, the Company does not consider securities in its corporate debt portfolio to be other-than-temporarily impaired at June 30, 2012.

Asset-backed and mortgage-backed securities

Credit losses for the asset-backed and mortgage-backed securities are derived by examining the significant drivers that affect loan performance such as pre-payment speeds, default rates, and current loan status.  These drivers are used to apply specific assumptions to each security and are further divided in order to separate the underlying collateral into distinct groups based on loan performance characteristics.  For instance, more weight is placed on higher risk categories such as collateral that exhibits higher than normal default rates, those loans originated in high risk states where home appreciation has suffered the most severe correction, and those loans which exhibit longer delinquency rates.  Based on these characteristics, collateral-specific assumptions are applied to build a model to project future cash flows expected to be collected.  These cash flows are then discounted at the current yield used to accrete the beneficial interest, which approximates the effective interest rate implicit in the bond at the date of acquisition for those securities purchased at par.   The unrealized losses on the Company’s remaining asset-backed and mortgage-backed securities are due to constraints in market liquidity for certain portions of these sectors in which the Company has investments, and are not due to credit quality.  Because the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before anticipated recovery of their net book values, the Company does not consider the remainder of its asset-backed and mortgage-backed debt portfolio to be other-than-temporarily impaired at June 30, 2012.

Government and Agency securities

The unrealized losses on the Company’s investments in government and agency securities are the result of interest rate effects. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before anticipated recovery of their net book values, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2012.

7.           INVENTORIES

Inventories consist of the following:

	June 30, 2012	December 31, 2011
Work in process	$29.2	$33.7
Finished goods	276.5	301.8
Inventories	$305.7	$335.5

8.           AGGREGATE WARRANTY LIABILITY

Changes in the Company’s warranty liability for standard warranties and deferred revenue for extended warranties are presented in the tables below:

Warranty Liability:
	2012	2011
Balance at January 1	$47.5	$52.2
Accruals for warranties issued	45.6	39.3
Accruals related to pre-existing warranties (including changes in estimates)	(0.7)	6.1
Settlements made (in cash or in kind)	(45.2)	(47.5)
Balance at June 30	$47.2	$50.1

Deferred service revenue:
	2012	2011
Balance at January 1	$180.9	$185.7
Revenue deferred for new extended warranty contracts	41.4	49.9
Revenue recognized	(40.7)	(53.7)
Balance at June 30	$181.6	$181.9
Current portion	77.9	90.5
Non-current portion	103.7	91.4
Balance at June 30	$181.6	$181.9

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

9.           INCOME TAXES

The Provision for income taxes for the three months ended June 30, 2012, was an expense of $13.2 million or an effective tax rate of 25.2%, compared to an expense of $29.8 million or an effective tax rate of 22.7% for the three months ended June 30, 2011.  The difference in these rates (excluding discrete items) is primarily due to the fact that the U.S. research and experimentation tax credit was not in effect during the second quarter of 2012 but was in effect during the second quarter of 2011 and to a shift in the expected geographic distribution of earnings for 2012.  For the three months ended June 30, 2012, the Company increased income tax expense by $0.3 million in connection with the resolution of the audit of its U.S. income tax returns for the years 2008 and 2009.

The Provision for income taxes for the six months ended June 30, 2012 was an expense of $34.5 million or an effective tax rate of 25.7%, compared to an expense of $52.1 million or an effective tax rate of 22.0% for the six months ended June 30, 2011. The difference in these rates (excluding discrete items) is primarily due to the fact that the U.S. research and experimentation tax credit was not in effect as of June 30, 2012, but was in effect as of June 30, 2011 (1.5 percentage point increase from period to period) and to a shift in the expected geographic distribution of earnings for 2012 (0.2 percentage point increase from period to period). For the six months ended June 30, 2012, the Company increased income tax expense by $1.0 million for adjustments to amounts accrued for tax years prior to 2012, and by $0.3 million in connection with the resolution of the audit of its U.S. income tax returns for the tax years 2008 and 2009.

10.           STOCKHOLDERS’ EQUITY

In May 2008, the Company received authorization from the Board of Directors to repurchase an additional $750 million of its Class A Common Stock for a total repurchase authority of $4.65 billion. As of June 30, 2012, there was approximately $186 million of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors.

For the three and six months ended June 30, 2012, the Company repurchased approximately 0.8 million and 1.7 million shares at a cost of approximately $25 million and $55 million, respectively.  The Company did not repurchase any shares of its Class A Common Stock during the three months and six months ended June 30, 2011. As of June 30, 2012, since the inception of the program in April 1996, the Company had repurchased approximately 101.2 million shares of its Class A Common Stock for an aggregate cost of approximately $4.46 billion. As of June 30, 2012, the Company had reissued approximately 0.5 million shares of previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million, 16.0 million and 16.0 million shares of treasury stock in 2005, 2006 and 2008, respectively, the net treasury shares outstanding at June 30, 2012, were 24.7 million.

Accelerated Share Repurchase Agreement

On April 26, 2012, the Company entered into an Accelerated Share Repurchase (“ASR”) Agreement with a financial institution counterparty.  The impact of the ASR Agreement is included in the numerical disclosures provided in the preceding paragraphs.  Under the terms of the ASR Agreement, the Company paid $25.0 million targeting 0.8 million shares based on the closing price of the Company’s Class A Common Stock on April 26, 2012, less an agreed upon discount.  On May 1, 2012, the Company took delivery of 85% of the shares, or 0.7 million shares.   The final number of shares delivered by the counterparty under the ASR Agreement was dependent on the average of the daily volume weighted average price of the Company’s Class A Common Stock over the agreement’s trading period, a discount and the initial number of shares delivered.  Under the terms of the ASR Agreement, the Company would either receive additional shares from the counterparty or be required to deliver additional shares or cash to the counterparty. The Company controlled its election to either deliver additional shares or cash to the counterparty.  On May 11, 2012, the Company took delivery of the remaining 0.1 million shares in final settlement of the ASR Agreement.

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

Dividends

The Company’s dividend activity during the six months ended June 30, 2012 was as follows:

	Dividend Per Share	Lexmark International, Inc. Class A Common Stock
Dividend Payment Date		Record Date	Approximate Cash Outlay
March 16, 2012	$ 0.25	March 5, 2012	$17,800,000
June 15, 2012	$ 0.30	June 1, 2012	21,100,000
Total Dividends			$38,900,000

The payment of the cash dividends also resulted in the issuance of additional dividend equivalent units to holders of restricted stock units. Diluted weighted average Lexmark Class A share amounts presented reflect this issuance.  All cash dividends and dividend equivalent units are accounted for as reductions of shareholders’ equity.

Accumulated Other Comprehensive (Loss) Earnings

Accumulated other comprehensive (loss) earnings consist of the following:

	Foreign Currency Translation Adjustment	Pension or Other Postretirement Benefits	Net Unrealized Gain (Loss) on Marketable Securities - OTTI	Net Unrealized Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive (Loss) Earnings
Balance at December 31, 2011	$(20.4)	$(283.4)	$0.7	$(0.6)	$(303.7)
Change	23.0	6.3	(0.1)	1.7	30.9
Balance at March 31, 2012	$2.6	$(277.1)	$0.6	$1.1	$(272.8)
Change	(24.1)	5.0	0.6	(0.3)	(18.8)
Balance at June 30, 2012	$(21.5)	$(272.1)	$1.2	$0.8	$(291.6)

The June 30, 2012 ending balance of $1.2 million in the table above for Net Unrealized Gain (Loss) on Marketable Securities – OTTI represents the cumulative favorable mark to market adjustment on debt securities for which OTTI was previously recognized under the amended FASB guidance adopted by the Company in 2009.

11.           EARNINGS PER SHARE (“EPS”)

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Numerator:
Net earnings	$39.2	$101.3	$100.0	$184.5
Denominator:
Weighted average shares used to compute basic EPS	70.7	79.3	71.0	79.1
Effect of dilutive securities -
Employee stock plans	0.8	0.7	0.9	0.8
Weighted average shares used to compute diluted EPS	71.5	80.0	71.9	79.9

Basic net EPS	$0.55	$1.28	$1.41	$2.33
Diluted net EPS	$0.55	$1.27	$1.39	$2.31

Restricted stock units (“RSU”), including associated dividend equivalent units, and stock options totaling an additional 4.7 million and 7.0 million shares of Class A Common Stock for the three months ended June 30, 2012 and 2011, respectively, and 4.1 million and 5.9 million shares of Class A Common Stock for the six month periods ended June 30, 2012 and 2011, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

Under the terms of Lexmark’s RSU agreements, unvested RSU awards contain forfeitable rights to dividends and dividend equivalent units. Because the dividend equivalent units are forfeitable, they are defined as non-participating securities. As of June 30, 2012, there were approximately 54,000 dividend equivalent units outstanding, which will vest at the time that the underlying RSU vests.

In addition to the 4.1 million antidilutive shares for the six months ended June 30, 2012, mentioned above, unvested restricted stock units with a performance condition that were granted in the first quarter of 2012 were also excluded from the computation of diluted earnings per share. According to FASB guidance on earnings per share, contingently issuable shares are excluded from the computation of diluted EPS if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. If the performance condition were to become satisfied based on actual financial results and the performance awards would have a dilutive impact on EPS, the performance awards included in the diluted EPS calculation would be in the range of 0.0 million to 0.2 million shares depending on the level of achievement.

12.           EMPLOYEE PENSION AND POSTRETIREMENT PLANS

The components of the net periodic benefit cost for both the pension and postretirement plans for the three and six months ended June 30, 2012 and 2011 were as follows:

Pension Benefits:	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Service cost	$0.7	$0.8	$1.4	$1.6
Interest cost	8.8	9.5	17.6	19.3
Expected return on plan assets	(10.9	(11.0)	(21.8)	(22.3)
Amortization of net loss	6.7	5.2	13.2	10.4
Net periodic benefit cost	$5.3	$4.5	$10.4	$9.0

Other Postretirement Benefits:	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Service cost	$0.2	$0.2	$0.4	$0.5
Interest cost	0.3	0.4	0.7	0.9
Amortization of prior service (benefit) cost	-	(0.8)	(0.1)	(1.7)
Net periodic benefit cost	$0.5	$(0.2)	$1.0	$(0.3)

As of June 30, 2012, $24.3 million of contributions have been made. As part of the pension funding provisions contained in the Surface Transportation Extension Act of 2012 passed by Congress in June 2012, full year 2012 expected plan contributions have been reduced by approximately $6 million, pending a final interest rate to be issued by the IRS. The Company currently expects to contribute approximately $15 million to its pension and other postretirement plans for the remainder of 2012.

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

Lexmark uses fair value hedges to reduce the potentially adverse effects that market volatility may have on its operating results.  Fair value hedges are hedges of recognized assets or liabilities. Lexmark enters into forward exchange contracts to hedge accounts receivable, accounts payable and other monetary assets and liabilities. The forward contracts used in this program generally mature in three months or less, consistent with the underlying asset or liability. Foreign exchange forward contracts may be used as fair value hedges in situations where derivative instruments expose earnings to further changes in exchange rates. Although the Company has historically used interest rate swaps to convert fixed rate financing activities to variable rates, there were no interest rate swaps outstanding as of June 30, 2012.

Net outstanding notional amount of derivative activity as of June 30, 2012 is as follows.  This activity was driven by fair value hedges of recognized assets and liabilities primarily denominated in the currencies below.
Long (Short) Positions by Currency (in USD)	June 30, 2012
EUR	$(28.4)
AUD	(22.5)
CAD	13.0
Other, net	(10.0)
Total	$(47.9)

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

As of June 30, 2012 and December 31, 2011, the Company had the following net derivative assets (liabilities) recorded at fair value in Prepaid expenses and other current assets (Accrued liabilities) on the Consolidated Condensed Statements of Financial Position:

	Net Asset Position		Net (Liability) Position
Foreign Exchange Contracts	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Gross liability position	$(1.7)	$(0.2)	$-	$(1.2)
Gross asset position	2.4	0.3	-	0.2
Net asset (liability) position	$0.7	$0.1	$-	$(1.0)

The Company had the following (gains) and losses related to derivative instruments qualifying and designated as hedging instruments in fair value hedges and related hedged items recorded on the Consolidated Condensed Statements of Earnings:

	Recorded in Cost of revenue				Recorded in Other (income) expense, net

	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
Fair Value Hedging Relationships	2012	2011	2012	2011	2012	2011	2012	2011
Foreign Exchange Contracts	$0.8	$(0.7)	$1.1	$(5.2)	$2.4	$(3.6)	$(0.7)	$(9.5)
Underlying	1.1	2.4	2.3	6.4	(3.1)	3.4	(0.5)	8.8
Total	$1.9	$1.7	$3.4	$1.2	$(0.7)	$(0.2)	$(1.2)	$(0.7)

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

The following table includes information about the Company’s reportable segments:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Revenue:
ISS	$874.6	$1,020.3	$1,837.6	$2,036.2
Perceptive Software	44.0	23.9	73.5	42.4
Total revenue	$918.6	$1,044.2	$1,911.1	$2,078.6
Operating income (loss):
ISS	$160.0	$215.2	$338.0	$403.6
Perceptive Software	(15.3)	(5.9)	(31.1)	(13.3)
All other	(84.5)	(71.4)	(157.3)	(139.2)
Total operating income (loss)	$60.2	$137.9	$149.6	$251.1

Operating income (loss) noted above for the three months ended June 30, 2012 includes restructuring and related charges of $4.3 million in ISS and $2.0 million in All other. Operating income (loss) related to Perceptive Software for the three months ended June 30, 2012 includes $10.9 million of amortization expense related to intangible assets acquired by the Company.  Operating income (loss) noted above for the six months ended June 30, 2012 includes restructuring and related charges of $13.4 million in ISS and $2.2 million in All other. Operating income (loss) related to Perceptive Software for the six months ended June 30, 2012 includes $18.5 million of amortization expense related to intangible assets acquired by the Company.

Operating income (loss) noted above for the three months ended June 30, 2011 includes restructuring and related charges (reversals) of $0.1 million in ISS and $(1.2) million in All Other. Operating income (loss) related to Perceptive Software for the three months ended June 30, 2011 includes $5.0 million of amortization expense related to intangible assets acquired by the Company. Operating income (loss) noted above for the six months ended June 30, 2011 includes restructuring and related charges (reversals) of $(0.3) million in ISS and $(1.3) million in All other. Operating income (loss) related to Perceptive Software for the six months ended June 30, 2011 includes $9.8 million of amortization expense related to intangibles acquired by the Company.

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

SCC also has filed motions with the District Court seeking attorneys' fees, cost as well as damages for the period that a preliminary injunction was in place that prevented SCC from selling certain microchips for some models of the Company's toner cartridges. In an Order dated April 24, 2012, the District Court limited SCC’s wrongful injunction damages to $250,000.  SCC has appealed this Order.  SCC’s motions for attorneys’ fees and costs remain pending with the District Court.

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

On December 21, 2011, the District Court Judge granted the Company's motion to dismiss ACT's false marking claim.  The parties have reached a settlement of this matter and the litigation has been dismissed.  The financial terms of the settlement are not material to the Company.

Copyright fees

Certain countries (primarily in Europe) and/or collecting societies representing copyright owners' interests have taken action to impose fees on devices (such as scanners, printers and multifunction devices) alleging the copyright owners are entitled to compensation because these devices enable reproducing copyrighted content. Other countries are also considering imposing fees on certain devices. The amount of fees, if imposed, would depend on the number of products sold and the amounts of the fee on each product, which will vary by product and by country. The Company has accrued amounts that it believes are adequate to address the risks related to the copyright fee issues currently pending. The financial impact on the Company, which will depend in large part upon the outcome of local legislative processes, the Company's and other industry participants' outcome in contesting the fees and the Company's ability to mitigate that impact by increasing prices, which ability will depend upon competitive market conditions, remains uncertain. As of June 30, 2012, the Company has accrued approximately $61.8 million for pending copyright fee charges, including litigation proceedings, local legislative initiatives and/or negotiations with the parties involved.  The $1.5 million decrease in the liability compared to December 31, 2011 was due to foreign currency translation. Although it is reasonably possible that amounts may exceed the amount accrued by the Company, such amount, or range of possible loss, given the complexities of the legal issues in these matters, cannot be reasonably estimated by the Company at this time.

As of June 30, 2012, approximately $50.5 million of the $61.8 million accrued for the pending copyright fee issues was related to single function printer devices sold in Germany prior to December 31, 2007.  For the period after 2007, the German copyright levy laws were revised and the Company has been making payments under this revised copyright levy scheme related to single function printers sold in Germany.

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

In December, 2009, VG Wort instituted non-binding arbitration proceedings against the Company before the arbitration board of the Patent and Trademark Office in Munich relating to whether, and to what extent, copyright levies should be imposed on single function printers sold by the Company in Germany from 2001 to 2007. In its submissions to the Patent and Trademark Office in Munich the Company asserted that all claims for levies on single function printers sold by the Company in Germany should be dismissed. On February 22, 2011 the arbitration board issued a partial decision finding that the claims of VG Wort for the years 2001 through 2005 are time barred by the statute of limitations. On October 27, 2011, the arbitration board further found that the copyright levy claims for single function printers for the years 2006 and 2007 should be dismissed pursuant to the October 2002 agreement between the Company and VG Wort finding the parties agreed to be bound by the judgment of the German Federal Supreme Court of December 6, 2007 which dismissed VG Wort's copyright levy claims for single function printers. VG Wort has filed objections against these non-binding decisions and, on April 25, 2012, filed legal action against the Company in the Munich (Civil) Court of Appeals seeking to collect copyright levies for single function printers sold by the Company in Germany from 2001 to 2007.  In contesting VG Wort’s filing, the Company will be seeking the Munich (Civil) Court of Appeals’ determination that the Company does not owe copyright levies for single function printers sold by the Company in Germany for the contested period.

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

16.           RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Updates Recently Issued and Effective

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 changes certain fair value measurement principles and clarifies the application of existing fair value measurement guidance. Amendments of this nature include limiting the concepts of valuation premise and highest and best use to the measurement of nonfinancial assets. ASU 2011-04 also requires additional fair value disclosures including a qualitative discussion about the sensitivity of recurring Level 3 fair value measurements and the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed. The amendments were effective for the Company starting in the first quarter of fiscal 2012 and have been applied prospectively. The changes to the fair value measurement guidance did not have a significant impact on the Company’s financial statements. The additional disclosures required by ASU 2011-04 have been included in Note 2 to the Consolidated Condensed Financial Statements.

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

In December, 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 defers the new requirement to present reclassification adjustments on the face of the financial statements for both interim and annual periods, reinstating the reporting requirements related to reclassification adjustments in effect before ASU 2011-05. On June 20, 2012, the FASB reconsidered the presentation requirements that were deferred in ASU 2011-12 and decided to propose, as an alternative, that an entity be required to provide enhanced disclosures to better explain the effects of reclassification adjustments on the financial statements. A final ASU has not been issued with respect to the enhanced disclosures discussed by the FASB in 2012.

The new requirements for reporting comprehensive income in interim periods under the guidance amended by ASU 2011-05 and ASU 2011-12 were effective for the Company starting in the first quarter of fiscal 2012 and required retrospective application. The Company has elected to present the components of net income and other comprehensive income in two separate, but consecutive, statements.

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

In July 2012, the FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). The amendments in ASU 2012-02 allow an entity the option to first assess qualitatively whether it is more likely than not (a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test under the existing guidance. ASU 2012-02 also provides examples of events and circumstances that an entity should consider when performing the qualitative assessment such as negative or declining cash flows and deterioration in industry, market or macroeconomic conditions. The amendments in ASU 2012-02 must be applied prospectively and are effective for the Company’s 2013 fiscal year. Early adoption of the amended guidance is permitted. The Company anticipates that there will be no material impact to its financial statements related to the amendments in ASU 2012-02.

17.           SUBSEQUENT EVENTS

On July 26, 2012, the Company’s Board of Directors approved a quarterly dividend of $0.30 per share of Class A Common Stock. The dividend is payable September 14, 2012 to stockholders of record on August 31, 2012.

After the close of the markets on July 27, 2012, the Company entered into an ASR Agreement with a financial institution counterparty. Pursuant to the terms of the ASR Agreement, the Company will purchase $35 million of the outstanding shares of its Class A Common Stock from the financial institution counterparty. Under the ASR Agreement, the financial institution counterparty delivered to the Company on August 1, 2012, 1.7 million shares, equal to 85 percent of the shares that would be repurchased at the closing price of the Company’s Class A Common Stock on July 27, 2012, minus an agreed upon discount. Upon delivery of these shares, the number of shares held in treasury increased from 24.7 million shares to 26.4 million shares. The final number of shares to be delivered to the Company by the financial institution counterparty under the ASR Agreement shall be adjusted based on a discount to the average of the daily volume weighted average price of the Company’s Class A Common Stock during the term of the ASR Agreement. If the number of shares to be delivered to the Company is less than the initial delivery of shares by the financial institution counterparty, the Company may be required to remit shares or cash to the financial institution counterparty as a result of such adjustment. The Company controls the election to deliver either additional shares or cash to the counterparty. The share repurchases are expected to be completed during the third quarter of 2012. The payment of $35 million by the Company to the financial institution counterparty for the repurchase of shares occurred on August 1, 2012, and was funded from available U.S. cash equivalents and current marketable securities.

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

•
The Perceptive Software strategy is to deliver affordable, industry and process specific solutions through deep industry expertise and an integrated software platform featuring ECM, BPM, intelligent data capture, enterprise search and process mining technologies that are easy to install, use and support.

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

Business Factors

Lexmark experienced a challenging economic environment in the second quarter of 2012, with revenue down 12% compared to the same period last year.  Second quarter revenue was negatively impacted by economic factors such as a strengthening dollar and weakening global demand for both hardware and supplies. Both impacts were most pronounced in the Company’s European operations, but also evident in Latin America and Asia Pacific, as well as North America, as customers delayed delivery schedules on committed purchases and deferred decisions on new transactions.  Currency fluctuations negatively impacted second quarter revenue by 4% compared to the same period in 2011.  Despite these economic headwinds, the Company continued to experience revenue growth in its high value strategic focus segments of Perceptive Software and MPS, with Perceptive Software growing 28.9% year-to-year (“YTY”), excluding $13.2 million in revenue from acquisitions completed over the last 12 months, and MPS growth of 8% compared to the same period in 2011. Lexmark’s focus continues to be on growing the Company’s core revenue, as legacy, which in the second quarter of 2012 represented about 9% of total revenue, continues to become a less significant portion of the Company’s revenue mix. For the quarter, core revenue declined 9% while legacy revenue declined 35% YTY. Operating income declined 56% from the same period in 2011, due to lower operating income in the ISS and Perceptive Software segments and All other. The YTY decline in ISS operating income primarily reflects the negative impact on income of a decline in supplies revenue, driven by the decline in legacy consumer inkjet supplies, unfavorable currency movements and lower demand. The increase in restructuring and related expenses was also a factor in the YTY decline in ISS operating income. The YTY increase in operating loss for Perceptive Software primarily reflects YTY increases in pre-tax acquisition-related costs and adjustments.  In addition, Perceptive has seen a YTY increase in gross profit related to both organic and acquisition related revenue growth.  This growth in gross profit approximately offset the growth in related operating expenses. The YTY decrease in All other was primarily due to increased expenses due to acquisition and integration costs when compared to the same periods in 2011. The Company uses the term “legacy” to include hardware and supplies for consumer inkjet platforms. “Core” excludes legacy and includes laser, business inkjet, and dot matrix hardware and supplies and the associated features and services sold on a unit basis or through a managed services agreement.  Core also includes parts and service related to hardware maintenance and includes software licenses and the associated software maintenance services sold on a unit basis or as a subscription service.  The Company uses the term “large workgroup” to include departmental, large workgroup, and medium workgroup lasers, dot matrix printers and options. “Small workgroup” includes small workgroup and personal lasers and newer platform business inkjet based products.

ISS

Lexmark continues its investments in ISS, focused on strengthening its line of large and small workgroup devices and solutions and service offerings, targeting the higher usage segments of the imaging market.

ISS continues to focus on capturing profitable supplies and service annuities generated from managed print services, industry specific solutions and hardware sales of large and small workgroup devices. Associated strategic initiatives include:

•	Strengthening the Company’s product line;

•	Advancing and strengthening the Company’s industry solutions to maintain and grow the Company’s penetration in selected industries;

•	Advancing and expanding the Company’s managed print services business; and

•	Expanding the Company’s rate of participation in market opportunities and channels.

Perceptive Software

Perceptive Software enhances Lexmark’s capabilities as a document solutions provider, expands the Company’s market opportunity, and provides a core strategic component for Lexmark’s future.  Perceptive Software’s strategy is to deliver affordable, industry and process specific solutions through deep industry expertise and an integrated software platform featuring ECM, BPM, intelligent data capture, enterprise search and process mining technologies that are easy to install, use and support.  In keeping with this strategy, Lexmark acquired Pallas Athena in October of 2011, Brainware in February of 2012, and ISYS and Nolij in March of 2012. Brainware’s intelligent data capture platform extracts critical information from paper documents and electronic unstructured content enabling customers to more efficiently perform business processes.  ISYS’s search solutions deliver powerful text mining and enterprise and federated search capabilities across a wide range of platforms enabling customers to facilitate rapid discovery of critical intelligence for more informed decision making. Nolij’s software is a fully web-based document imaging and workflow platform that includes innovative, native support for mobile devices and forms processing capabilities, focused on the education market.  Activity occurring after each of these acquisitions is included in the Perceptive Software segment. Key strategic initiatives of Perceptive Software include:

•	Advancing and growing the Company’s ECM, BPM, intelligent data capture and search business internationally, leveraging Lexmark’s global infrastructure;

•	Expanding and strengthening the Company’s ECM, BPM and intelligent data capture product lines; and

•	Expanding the Company’s rate of participation in ECM, BPM, intelligent data capture and search market opportunities.

Operating Results Summary

The following discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements and Notes thereto. The following table summarizes the results of the Company’s operations for the three and six months ended June 30, 2012 and 2011:
	Three Months Ended June 30				Six Months Ended June 30
	2012		2011		2012		2011
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev
Revenue	$918.6	100.0%	$1,044.2	100.0%	$1,911.1	100.0%	$2,078.6	100.0%
Gross profit	360.7	39.3	413.5	39.6	742.1	38.8	802.8	38.6
Operating expense	300.5	32.7	275.6	26.4	592.5	31.0	551.7	26.5
Operating income	60.2	6.6	137.9	13.2	149.6	7.8	251.1	12.1
Net earnings	39.2	4.3	101.3	9.7	100.0	5.2	184.5	8.9

Current quarter

For the second quarter of 2012, total revenue was $918.6 million or down 12.0% compared to the same period in 2011. Gross profit decreased 12.8%, Operating expense increased 9.0% and Operating income decreased 56.3% when compared to the same period in 2011.

Net earnings for the second quarter of 2012 decreased 61.3% from the prior year primarily due to lower operating income.  Operating income for the second quarter of 2012 included $9.6 million of pre-tax restructuring-related charges and project costs as well as $23.0 million of pre-tax acquisition-related adjustments.  Operating income for the second quarter of 2011 included $5.1 million of pre-tax restructuring-related charges and project costs as well as $5.0 million of pre-tax acquisition-related adjustments.

Year to date

For the six months ended June 30, 2012, consolidated revenue was $1.9 billion, down 8.1% compared to prior year.  Gross profit decreased 7.6%, Operating expense increased 7.4% and Operating income decreased 40.4% when compared to the same period in 2011.

Net earnings for the first half of 2012 decreased 45.8% from the prior year primarily due to lower operating income.  Operating income for the first half of 2012 included $19.6 million of pre-tax restructuring-related charges and project costs as well as $32.7 million of pre-tax acquisition-related adjustments.  Operating income for the first half of 2011 included $7.2 million of pre-tax restructuring-related charges and project costs and $13.3 million of pre-tax acquisition-related adjustments.

Revenue

For the second quarter of 2012, consolidated revenue decreased 12% YTY. Currency negatively impacted second quarter revenue by 4% YTY. Core revenue declined 9% YTY, while legacy revenue, which represented only 9% of total Lexmark revenue in the second quarter 2012, declined 35% YTY. Total core revenue was negatively impacted by over 4% YTY due to currency, and approximately 2% YTY due to declines in distributor supplies inventories. Hardware revenue decreased 17% and supplies revenue decreased 14% YTY, partially offset by an increase of 24% in revenue from software and other driven by the 84% YTY growth in Perceptive Software.

For the first half of 2012, consolidated revenue decreased 8% compared to prior year. Core revenue declined 4% YTY and legacy revenue declined 34% YTY, with legacy representing 10% of total Lexmark revenue.  Hardware revenue decreased 13% and supplies revenue decreased 9% YTY, partially offset by a YTY increase of 17% in revenue from software and other driven by the 73% YTY growth in Perceptive Software.  Currency negatively impacted revenue for the first half of 2012 by 3% YTY.

The following table provides a breakdown of the Company’s revenue by segment:

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2012	2011	% Change	2012	2011	% Change
ISS	$874.6	$1,020.3	-14.3%	$1,837.6	$2,036.2	-9.8%
Perceptive Software	44.0	23.9	84.1	73.5	42.4	73.3
Total revenue	$918.6	$1,044.2	-12.0%	$1,911.1	$2,078.6	-8.1%

ISS

For the second quarter of 2012, ISS revenue decreased 14% YTY. Currency negatively impacted revenue by 4% YTY in the second quarter. Hardware revenue declined 17% YTY. Core hardware, which is comprised of Large workgroup hardware and Small workgroup hardware, saw revenue decline 16% YTY.  Large workgroup hardware revenue, which in the second quarter of 2012 represented about 75% of total hardware revenue, was down 9% YTY driven by a 6% decline in units. Large workgroup hardware average-unit-revenue (“AUR”) declined 3% YTY.  Small workgroup hardware revenue, which in the second quarter represented about 25% of total hardware revenue, declined 32% YTY driven by a 53% decline in units.  The decline in small workgroup hardware revenue and units was primarily driven by declines in inkjet hardware. Inkjet hardware revenue declined 60% YTY driven by the Company’s exit from the retail channel.  Small workgroup hardware AUR increased 45% YTY.  Supplies revenue in the second quarter was down 14% versus the same period last year. Core supplies revenue declined 10% YTY and was negatively impacted by approximately 5% YTY due to currency, as well as a weakening demand environment, particularly in EMEA. Legacy supplies declined 34% YTY and represented only 13% of total supplies revenue in the second quarter of 2012 versus 17% in the second quarter of 2011.

For the first half of 2012, ISS revenue decreased 10% compared to prior year. Currency negatively impacted revenue 3% YTY in the first half of 2012. Hardware revenue declined 13% YTY, with core hardware revenue down 12%. Large workgroup hardware revenue was down 12% YTY versus the same period in 2011. Large workgroup hardware AUR declined 6% YTY offset partially by a 4% increase in units.  Small workgroup hardware revenue declined 34% YTY driven by a 42% decline in units. Small workgroup hardware AUR increased 14% compared to the first half of 2011. The decline in small workgroup hardware revenue included a 66% YTY decline in inkjet hardware, driven by the Company’s exit from the retail channel. Supplies revenue in the first half of 2012 was down 9% versus the same period last year. Core supplies revenue declined 3% YTY and was negatively impacted 4% YTY due to currency, as well as weakening demand.  Legacy supplies declined 33% YTY and represented only 14% of total supplies revenue in the first half of 2012 versus 19% compared to the same period in 2011.

Perceptive Software

For the second quarter and first half of 2012, revenue for Perceptive Software increased 84% and 73%, respectively, compared to the same periods in 2011.  Under the accounting guidance for business combinations, deferred revenue related to service contracts assumed as part of an acquisition must be recognized initially at fair value.  As a result, the Company was not able to recognize as revenue a portion of deferred revenue that originated prior to the dates of acquisition. Excluding the impact of these adjustments, revenue for Perceptive Software in the second quarter and first half of 2012 increased 88% and 66%, respectively, compared to the same periods in 2011.   The YTY increases are due to the acquisitions of Pallas Athena in the fourth quarter of 2011, and Brainware, ISYS and Nolij in the first quarter of 2012, as well as organic growth in Perceptive Software.

See “Acquisition-related Adjustments” section that follows for further discussion.

Revenue by geography:

The following table provides a breakdown of the Company’s revenue by geography:

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2012	2011	% Change	2012	2011	% Change
United States	$391.4	$439.1	-10.9%	$814.3	$870.7	-6.5%
Europe, the Middle East & Africa ("EMEA")	332.0	379.7	-12.6	700.1	769.2	-9.0
Other International	195.2	225.4	-13.4	396.7	438.7	-9.6
Total revenue	$918.6	$1,044.2	-12.0%	$1,911.1	$2,078.6	-8.1%

For the three and six months ended June 30, 2012, the decline in U.S. revenue principally reflects the decline in ISS revenue, including legacy revenue, compared to the same periods in 2011.  Revenues in EMEA, Latin America and Asia Pacific were negatively impacted by weak market demand, legacy revenue declines and unfavorable currency impacts. For the three and six months ended June 30, 2012, currency exchange rates had a 4% and 3%, respectively, unfavorable impact on Total revenue when compared to the same periods in 2011.

Gross Profit

The following table provides gross profit information:

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2012	2011	Change	2012	2011	Change
Gross profit dollars	$360.7	$413.5	-12.8%	$742.1	$802.8	-7.6%
% of revenue	39.3%	39.6%	-0.3 pts	38.8%	38.6%	0.2 pts

For the three months ended June 30, 2012, consolidated gross profit decreased 12.8% while gross profit as a percentage of revenue remained relatively flat compared to the same period in 2011.  Gross profit margin versus the same period in 2011 was impacted by a 3.4 percentage point YTY increase due to a favorable mix shift driven by lower hardware, principally inkjet, relative to supplies as well as more software. This was partially offset by a 2.9 percentage point decrease YTY due to lower product margins, primarily due to unfavorable movements in currency. Gross profit margin was also impacted by a 0.8 percentage point decrease due to higher YTY cost of restructuring and acquisition-related activities.

For the six months ended June 30, 2012, consolidated gross profit decreased 7.6% while gross profit as a percentage of revenue remained fairly flat compared to the same period in 2011.  Gross profit margin versus the same period in 2011 was impacted by a 3.6 percentage point YTY increase due to a favorable mix shift driven by lower hardware, principally inkjet. This was partially offset by a 2.8 percentage point decrease YTY due to unfavorable product margins. Gross profit margin was also impacted by a 0.6 percentage point decrease due to higher YTY cost of restructuring and acquisition-related activities.

Gross profit for the three months ended June 30, 2012 included $3.5 million of pre-tax restructuring-related charges and project costs as well as $8.5 million of pre-tax acquisition-related adjustments.  Gross profit for the six months ended June 30, 2012 included $7.8 million of pre-tax restructuring-related charges and project costs along with $14.2 million of pre-tax acquisition-related adjustments.

Gross profit for the three months ended June 30, 2011 included $0.3 million of pre-tax restructuring-related charges and project costs and $4.7 million of pre-tax acquisition-related adjustments.  Gross profit for the six months ended June 30, 2011 included $0.4 million of pre-tax restructuring-related charges and project costs and $11.0 million of pre-tax acquisition-related adjustments.

See “Restructuring and Related Charges and Project Costs” and “Acquisition-related Adjustments” sections that follow for further discussion.

Operating Expense

The following table presents information regarding the Company’s operating expenses during the periods indicated:

	Three Months Ended June 30				Six Months Ended June 30
	2012		2011		2012		2011
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev
Research and development	$94.4	10.3%	$90.4	8.7%	$191.1	10.0%	$181.3	8.7%
Selling, general & administrative	205.3	22.3	186.3	17.8	395.8	20.7	373.1	17.9
Restructuring and related charges (reversals)	0.8	0.1	(1.1)	-0.1	5.6	0.3	(2.7)	-0.1
Total operating expense	$300.5	32.7%	$275.6	26.4%	$592.5	31.0%	$551.7	26.5%

For the three and six months ended June 30, 2012, both research and development and Selling, general and administrative (“SG&A”) expenses increased compared to the same periods in 2011, driven by increases in the Perceptive Software segment.  These increases were principally driven by pre-tax acquisition related costs and adjustments from companies acquired in the past year. The increases at Perceptive Software were also due to operating expense from these acquired companies, as well as investments made to grow Perceptive Software outside the U.S.  These increases were partially offset by lower operating expenses in the ISS segment, principally in research and development and SG&A spending.

See discussion below of restructuring and related charges and project costs and acquisition-related adjustments included in the Company’s operating expenses for the periods presented in the table above.

For the three and six months ended June 30, 2012, the Company incurred $6.1 and $11.8 million, respectively, of pre-tax restructuring and related charges and project costs in operating expenses due to the Company’s restructuring plans. Of the $6.1 million of pre-tax restructuring and related charges and project costs incurred for the three months ended June 30, 2012, $5.3 million is included in Selling, general and administrative while $0.8 million is included in Restructuring and related charges (reversals) on the Company’s Consolidated Condensed Statements of Earnings. Of the $11.8 million of pre-tax restructuring and related charges and project costs incurred for the six months ended June 30, 2012, $6.2 million is included in Selling, general and administrative while $5.6 million is included in Restructuring and related charges (reversals) on the Company’s Consolidated Condensed Statements of Earnings. Additionally, for the three and six months ended June 30, 2012, the Company incurred $14.5 million and $18.5 million, respectively, of pre-tax costs associated with acquisition-related adjustments. Of the $14.5 million of pre-tax costs associated with acquisition-related adjustments incurred for the three months ended June 30, 2012, $0.2 million is included in Research and development, and $14.3 million is included in Selling, general, and administrative on the Company’s Consolidated Condensed Statements of Earnings. Of the $18.5 million of pre-tax costs associated with acquisition-related adjustments incurred for the six months ended June 30, 2012, $0.3 million is included in Research and development, and $18.2 million is included in Selling, general, and administrative on the Company’s Consolidated Condensed Statements of Earnings.

For the three and six months ended June 30, 2011, the Company incurred $4.8 and 6.8 million, respectively, of pre-tax restructuring and related charges and project costs in operating expenses due to the Company’s restructuring plans. Of the $4.8 million of pre-tax restructuring and related charges and project costs incurred for the three months ended June 30, 2011, $5.9 million is included in Selling, general and administrative while $(1.1) million is included in Restructuring and related charges (reversals) on the Company’s Consolidated Condensed Statements of Earnings. Of the $6.8 million of pre-tax restructuring and related charges and project costs incurred for the six months ended June 30, 2011, $9.5 million is included in Selling, general and administrative while $(2.7) million is included in Restructuring and related charges (reversals) on the Company’s Consolidated Condensed Statements of Earnings. Additionally, for the three and six months ended June 30, 2011, the Company incurred $0.2 million and $2.1 million, respectively, of pre-tax costs associated with acquisition-related adjustments that are included in Selling, general, and administrative on the Company’s Consolidated Condensed Statements of Earnings.

See “Restructuring and Related Charges and Project Costs” and “Acquisition-related Adjustments” sections that follow for further discussion.

Operating Income (Loss)

The following table provides operating income by segment:

	Three Months Ended June 30				Six Months Ended June 30
(Dollars in millions)	2012	2011	Change		2012	2011	Change
ISS	$160.0	$215.2	-25.7%		$338.0	$403.6	-16.3%
% of segment revenue	18.3%	21.1%	-2.8	pts	18.4%	19.8%	-1.4	pts

Perceptive Software	(15.3)	(5.9)	-159.3%		(31.1)	(13.3)	-133.8%
% of segment revenue	-34.8%	-24.7%	-10.1	pts	-42.3%	-31.4%	-10.9	pts

All other	(84.5)	(71.4)	-18.3%		(157.3)	(139.2)	-13.0%
Total operating income (loss)	$60.2	$137.9	-56.3%		$149.6	$251.1	-40.4%
% of total revenue	6.6%	13.2%	-6.6	pts	7.8%	12.1%	-4.3	pts

For the three and six months ended June 30, 2012, the decrease in consolidated operating income compared to the same period in 2011, reflected lower operating income in the ISS and Perceptive Software segments and in All other. The YTY decline in ISS operating income primarily reflects the negative impact on income of decline in supplies revenue driven by the decline in legacy consumer inkjet supplies, unfavorable currency movements and lower demand. The increase in restructuring and related expenses was also a factor in the YTY decline in ISS operating income. The YTY increase in operating loss for Perceptive Software reflects YTY increases in pre-tax acquisition-related cost and adjustments. In addition, Perceptive has seen a YTY increase in gross profit related to both organic and acquisition related revenue growth. This growth in gross profit approximately offset the growth in related operating expenses. The YTY decrease in All other was primarily due to increased expenses due to acquisition and integration costs when compared to the same periods in 2011.

For the three months ended June 30, 2012, the Company incurred total pre-tax restructuring-related charges and project costs related to the Company’s restructuring plans of $4.5 million in ISS and $5.1 million in All other, as well as pre-tax acquisition-related items of $13.5 million primarily in the Perceptive Software segment and $9.5 million recognized in All other. For the six months ended June 30, 2012, the Company incurred total pre-tax restructuring-related charges and project costs related to the Company’s restructuring plans of $14.1 million in ISS and $5.5 million in All other, as well as pre-tax acquisition-related items of $21.6 million primarily in the Perceptive Software segment and $11.1 million recognized in All other.

For the three months ended June 30, 2011, the Company incurred total pre-tax restructuring-related charges and project costs related to the Company’s restructuring plans of $2.0 million in ISS and $3.1 million in All other as well as pre-tax acquisition-related items of $6.0 million primarily in the Perceptive Software segment and $(1.0) million recognized in All other. For the six months ended June 30, 2011, the Company incurred total pre-tax restructuring-related charges and project costs related to the Company’s restructuring plans of $3.1 million in ISS and $4.1 million in All other as well as pre-tax acquisition-related items of $13.6 million primarily in the Perceptive Software segment and $(0.3) million recognized in All other.

See “Restructuring and Related Charges and Project Costs” and “Acquisition-related Adjustments” sections that follow for further discussion.

Interest and Other

The following table provides interest and other information:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2012	2011	2012	2011
Interest (income) expense, net	$7.4	$7.2	$14.4	$14.8
Other expense (income), net	0.4	(0.4)	0.7	(0.3)
Total interest and other (income) expense, net	$7.8	$6.8	$15.1	$14.5

During the second quarter of 2012, total interest and other (income) expense, net, was an expense of $7.8 million, a 14.7% increase compared to the second quarter of 2011.

For the first half of 2012, total interest and other (income) expense, net was an expense of $15.1 million, a 4.1% increase compared to the first half of 2011.

Provision for Income Taxes and Related Matters

The Provision for income taxes for the three months ended June 30, 2012, was an expense of $13.2 million or an effective tax rate of 25.2%, compared to an expense of $29.8 million or an effective tax rate of 22.7% for the three months ended June 30, 2011.  The difference in these rates (excluding discrete items) is primarily due to the fact that the U.S. research and experimentation tax credit was not in effect during the second quarter of 2012 but was in effect during the second quarter of 2011 and to a shift in the expected geographic distribution of earnings for 2012.  For the three months ended June 30, 2012, the Company increased income tax expense by $0.3 million in connection with the resolution of the audit of its U.S. income tax returns for the years 2008 and 2009.

The Provision for income taxes for the six months ended June 30, 2012 was an expense of $34.5 million or an effective tax rate of 25.7%, compared to an expense of $52.1 million or an effective tax rate of 22.0% for the six months ended June 30, 2011. The difference in these rates (excluding discrete items) is primarily due to the fact that the U.S. research and experimentation tax credit was not in effect as of June 30, 2012, but was in effect as of June 30, 2011 (1.5 percentage point increase from period to period) and to a shift in the expected geographic distribution of earnings for 2012 (0.2 percentage point increase from period to period). For the six months ended June 30, 2012, the Company increased income tax expense by $1.0 million for adjustments to amounts accrued for tax years prior to 2012, and by $0.3 million in connection with the resolution of the audit of its U.S. income tax returns for the tax years 2008 and 2009.

Net Earnings and Earnings per Share

The following table summarizes net earnings and basic and diluted net earnings per share:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share amounts)	2012	2011	2012	2011
Net earnings	$39.2	$101.3	$100.0	$184.5

Basic earnings per share	$0.55	$1.28	$1.41	$2.33
Diluted earnings per share	$0.55	$1.27	$1.39	$2.31

Net earnings for the three and six months ended June 30, 2012 decreased 61.3% and 45.8%, respectively, from the prior year. For the three and six months ended June 30, 2012, the decrease in net earnings was primarily driven by lower operating income combined with a slightly higher effective tax rate when compared to the same periods in 2011. For the three and six months ended June 30, 2012, the YTY change in basic and diluted earnings per share was primarily due to the change in net earnings.

Natural Disaster in Thailand

Flooding in Thailand in the second half of calendar year 2011 significantly impacted much of the country’s industrial and manufacturing plants. Although the Company does not have a significant manufacturing or logistics presence in Thailand, the Company does have a number of suppliers that were impacted by this crisis. The Company has worked closely with suppliers to understand the impacts to the supply of materials and components and developed alternative solutions as needed. The crisis impacted only a portion of the Company’s laser hardware product lines and had no direct impact on the delivery of inkjet products or inkjet/laser supplies. In the second quarter of 2012, the Company did not incur significant costs, net of insurance recoveries, related to Thailand floods. The Company expects the majority of all costs incurred related to the Thailand floods to be covered by insurance, net of applicable deductibles, with recoveries occurring throughout 2012.

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

The January 2012 Restructuring Plan is expected to impact about 625 positions worldwide.   Total pre-tax charges, including project costs, of approximately $35 million are expected for the January 2012 Restructuring Plan, with total cash cost expected to be approximately $24 million.  Including the $7.6 million of charges incurred in 2011, the Company has incurred $26.3 million of total charges for the January 2012 Restructuring Plan.  Lexmark expects the January 2012 Restructuring Plan to generate savings of approximately $15 million in 2012 and ongoing cash savings beginning in 2013 of approximately $28 million. These ongoing savings should be split approximately 80% to operating expense and 20% to cost of revenue.

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

Impact to 2012 Financial Results

For the three months ended June 30, 2012, the Company incurred charges (reversals), including project costs, of $9.6 million for its restructuring plans as follows:

		January 2012
(Dollars in millions)	January 2012 Restructuring-related Charges (Note 5)	Restructuring-related Project Costs	January 2012 Total	October 2009 Restructuring-related Charges (Note 5)	October 2009 Restructuring-related Project Costs	October 2009 Total	Total
Accelerated depreciation charges	$5.7	$-	$5.7	$(0.2)	$-	$(0.2)	$5.5
Employee termination benefit charges	0.8	-	0.8	-	-	-	0.8
Project costs	-	3.1	3.1	-	0.2	0.2	3.3
Total restructuring-related charges/project costs	$6.5	$3.1	$9.6	$(0.2)	$0.2	$-	$9.6

The Company incurred accelerated depreciation charges of $3.5 million and $2.0 million, respectively, in Cost of revenue and Selling, general and administrative on the Consolidated Condensed Statements of Earnings. Total employee termination benefit charges of $0.8 million are included in Restructuring and related charges (reversals), and restructuring-related project costs of $3.3 million are included in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings. The Company incurred no restructuring-related charges or project costs related to the Other Restructuring Actions in the second quarter of 2012.

For the three months ended June 30, 2012, the Company incurred restructuring and related charges and project costs related to the January 2012 Restructuring Plan of $4.4 million in ISS and $5.2 in All other. The Company incurred restructuring and related charges and project costs related to the October 2009 Restructuring Plan of $0.1 million in ISS and $(0.1) million in All other.

For the six months ended June 30, 2012, the Company incurred charges (reversals), including project costs, of $19.6 million for its restructuring plans as follows:

		January 2012
(Dollars in millions)	January 2012 Restructuring-related Charges (Note 5)	Restructuring-related Project Costs	January 2012 Total	October 2009 Restructuring-related Charges (Note 5)	October 2009 Restructuring-related Project Costs	October 2009 Total	Total
Accelerated depreciation charges	$10.0	$-	$10.0	$-	$-	$-	$10.0
Employee termination benefit charges	4.9	-	4.9	0.7	-	0.7	5.6
Project costs	-	3.8	3.8	-	0.2	0.2	4.0
Total restructuring-related charges/project costs	$14.9	$3.8	$18.7	$0.7	$0.2	$0.9	$19.6

The Company incurred accelerated depreciation charges of $7.8 million in Cost of revenue and $2.2 million in Selling, general and administrative on the Consolidated Condensed Statements of Earnings. Total employee termination benefit charges of $5.6 million are included in Restructuring and related charges (reversals), and restructuring-related project costs of $4.0 million are included in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings. The Company incurred no restructuring-related charges or project costs related to the Other Restructuring Actions in the six months ended June 30, 2012.

For the six months ended June 30, 2012, the Company incurred restructuring and related charges and project costs related to the January 2012 Restructuring Plan of $13.5 million in ISS and $5.2 million in All other. The Company incurred restructuring and related charges and project costs related to the October 2009 Restructuring Plan of $0.6 million in ISS and $0.3 million in All other.

Impact to 2011 Financial Results

For the three months ended June 30, 2011, the Company incurred charges (reversals), including project costs, of $5.1 million for its restructuring plans as follows:

(Dollars in millions)	October 2009 Restructuring-related Charges (Note 5)	October 2009 Restructuring-related Project Costs	October 2009 Total	Other Actions Restructuring-related Charges (Note 5)	Other Actions Restructuring-related Project Costs	Other Actions Total	Total
Employee termination benefit charges	$(0.6)	$-	$(0.6)	$(0.1)	$-	$(0.1)	$(0.7)
Contract termination and lease charges	(0.4)	-	(0.4)	-	-	-	(0.4)
Project costs	-	6.3	6.3	-	(0.1)	(0.1)	6.2
Total restructuring-related charges/project costs	$(1.0)	$6.3	$5.3	$(0.1)	$(0.1)	$(0.2)	$5.1

Total employee termination benefit and contract termination and lease charges (reversals) of $(1.1) million are included in Restructuring and related charges (reversals), and restructuring-related project costs of $0.3 million and $5.9 million are included in Cost of revenue and Selling, general and administrative, respectively, on the Consolidated Condensed Statements of Earnings. The $(1.1) million reversal for employee termination and contract termination and lease charges is due primarily to revisions in assumptions.

For the three months ended June 30, 2011, the Company incurred restructuring and related charges and project costs related to the October 2009 Restructuring Plan of $1.9 million in ISS and $3.4 million in All other. The Company incurred restructuring and related charges and project costs related to the Company’s Other Restructuring Actions of $0.1 million in ISS and $(0.3) million in All other.

For the six months ended June 30, 2011, the Company incurred charges (reversals), including project costs, of $7.2 million for its restructuring plans as follows:

(Dollars in millions)	October 2009 Restructuring-related Charges (Note 5)	October 2009 Restructuring-related Project Costs	October 2009 Total	Other Actions Restructuring-related Charges (Note 5)	Other Actions Restructuring-related Project Costs	Other Actions Total	Total
Accelerated depreciation charges	$0.1	$-	$0.1	$-	$-	$-	$0.1
Impairments on long-lived assets held for sale	-	-	-	1.0	-	1.0	1.0
Employee termination benefit charges	(2.2)	-	(2.2)	(0.1)	-	(0.1)	(2.3)
Contract termination and lease charges	(0.4)	-	(0.4)	-	-	-	(0.4)
Project costs	-	8.7	8.7	-	0.1	0.1	8.8
Total restructuring-related charges/project costs	$(2.5)	$8.7	$6.2	$0.9	$0.1	$1.0	$7.2

The Company incurred accelerated depreciation charges of $0.1 million in Selling, general and administrative on the Consolidated Condensed Statements of Earnings. Impairment charges of $1.0 million related to the write-down of the Company’s manufacturing facility in Juarez, Mexico, for which fair value has fallen below the carrying value, are included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings. Employee termination benefit and contract termination and lease charges (reversals) of $(2.7) million are included in Restructuring and related charges (reversals), and restructuring-related project costs of $0.4 million and $8.4 million are included in Cost of revenue and Selling, general and administrative, respectively, on the Company’s Consolidated Condensed Statements of Earnings. The $(2.7) million reversal for employee termination benefit and contract termination and lease charges is due primarily to revisions in assumptions.

For the six months ended June 30, 2011, the Company incurred restructuring and related charges and project costs related to the October 2009 Restructuring Plan of $1.9 million in ISS and $4.3 million in All other. The Company incurred restructuring and related charges and project costs related to the Company’s Other Restructuring Actions of $1.2 million in ISS and $(0.2) million in All other.

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

Pre-tax acquisition-related adjustments affected the Company’s financial results as follows:

(Dollars in Millions)	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Adjustment to revenue	$2.4	$0.8	$2.8	$3.5
Amortization of intangible assets	11.1	5.2	18.8	10.1
Acquisition and integration costs	9.5	(1.0)	11.1	(0.3)
Total acquisition-related adjustments	$23.0	$5.0	$32.7	$13.3

Adjustments to revenue result from business combination accounting rules when deferred revenue balances for service contracts assumed as part of acquisitions are adjusted down to fair value. Fair value approximates the cost of fulfilling the service obligation, plus a reasonable profit margin. Subsequent to acquisitions, the Company analyzes the amount of amortized revenue that would have been recognized had the acquired company remained independent and had the deferred revenue balances not been adjusted to fair value. The $2.4 million and $2.8 million downward adjustments to revenue for the three and six months ended June 30, 2012, respectively, as well as the $0.8 million and $3.5 million downward adjustments to revenue for the three and six months ended June 30, 2011, respectively, are reflected in Revenue presented on the Company’s Consolidated Condensed Statements of Earnings. The Company expects pre-tax adjustments to deferred revenue of approximately $3 million for the remainder of 2012. For full year 2013 the Company expects pre-tax adjustments to deferred revenue of approximately $1 million.

Due to business combination accounting rules, intangible assets are recognized as a result of acquisitions which were not previously presented on the balance sheet of the acquired company. These intangible assets consist primarily of purchased technology, customer relationships, trade names, in-process R&D and non-compete agreements. Subsequent to the acquisition date, some of these intangible assets begin amortizing and represent an expense that would not have been recorded had the acquired company remained independent. For the three and six months ended June 30, 2012, the Company incurred $6.1 million and $11.4 million, respectively, in Cost of revenue, $0.2 million and $0.3 million, respectively, in Research and development and $4.8 million and $7.1 million, respectively, in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings for the amortization of intangible assets. For the three and six months ended June 30, 2011, the Company incurred $3.9 million and $7.5 million, respectively, in Cost of revenue, $0.1 million and $0.2 million, respectively, in Research and development, and $1.2 million and $2.4 million, respectively, in Selling, general and administrative, on the Company’s Consolidated Condensed Statements of Earnings for the amortization of intangible assets. The Company expects pre-tax adjustments for the amortization of intangible assets of approximately $22 million for the remainder of 2012 with approximately $11 million expected in the third quarter of 2012.  For full year 2013, the Company expects charges for the amortization of intangible assets of approximately $43 million.

In connection with its acquisitions, the Company incurs acquisition and integration expenses that would not have been incurred otherwise. The acquisition costs include items such as investment banking fees, legal and accounting fees, and costs of retention bonus programs for the senior management of the acquired company. Integration costs may consist of information technology expenses, consulting costs and travel expenses. The costs are expensed as incurred. For the three and six months ended June 30, 2012 the Company incurred $9.5 million and $11.1 million, respectively, in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings for acquisition and integration costs. Elections made by the Company in the second quarter of 2011 concerning the retention bonus program for the senior management of an acquired company resulted in acquisition and integration expenses (reversals) of $(1.0) million and $(0.3) million, respectively, for the three and six months ended June 30, 2011. The Company expects pre-tax adjustments for acquisition and integration expenses of approximately $3 million for the remainder of 2012. For full year 2013, the Company expects charges for acquisition and integration expenses of approximately $1 million.

Adjustments to revenue and amortization of intangible assets were recognized primarily in the Perceptive Software reportable segment. Acquisition and integration costs were recognized primarily in All other.

FINANCIAL CONDITION

Lexmark’s financial position remains strong at June 30, 2012, with working capital of $575.6 million despite a decrease compared to $1,085.5 million at December 31, 2011. The $509.9 million decrease in working capital accounts was due in part to the $233.6 million decrease in Cash and cash equivalents and Marketable securities driven by business acquisitions.  These acquisitions shifted a substantial amount of current assets to noncurrent assets, primarily intangible assets and goodwill.  Additionally, the Company repurchased shares in the amount of $55.0 million and made cash dividend payments of $38.9 million during the six months ended June 30, 2012.  The Company also reclassified $349.9 million of long-term debt with a maturity date of June 1, 2013, to a current liability in the second quarter of 2012.

At June 30, 2012 and December 31, 2011, the Company had senior note debt of $649.4 million and $649.3 million, respectively. Of the $649.4 million, $349.9 million was classified as the current portion at June 30, 2012.  The

Company had no amounts outstanding under its U.S. trade receivables financing program or its revolving credit facility at June 30, 2012 or December 31, 2011.

The debt to total capital ratio was stable at 31% at June 30, 2012 and 32% at December 31, 2011. The debt to total capital ratio is calculated by dividing the Company’s outstanding debt by the sum of its outstanding debt and total stockholders’ equity.

The following table summarizes the results of the Company’s Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30
(Dollars in millions)	2012	2011
Net cash flow provided by (used for):
Operating activities	$141.2	$179.5
Investing activities	(258.5)	(64.9)
Financing activities	(90.8)	2.2
Effect of exchange rate changes on cash	(0.8)	1.7
Net change in cash and cash equivalents	$(208.9)	$118.5

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

As of June 30, 2012, the Company held $915.8 million in Cash and cash equivalents and current Marketable securities. The Company’s ability to fund operations from these balances could be limited by the liquidity in the market as well as possible tax implications of moving proceeds across jurisdictions. Of this amount, approximately $836.5 million of Cash and cash equivalents and current Marketable securities were held by foreign subsidiaries. The Company utilizes a variety of financing strategies with the objective of having its worldwide cash available in the locations where it is needed. However, if amounts held by foreign subsidiaries were needed to fund operations in the U.S., the Company could be required to accrue and pay taxes to repatriate a large portion of these funds. The Company’s intent is to permanently reinvest undistributed earnings of low tax rate foreign subsidiaries and current plans do not demonstrate a need to repatriate earnings to fund operations in the U.S.

As of December 31, 2011, the Company held $1,149.4 million in Cash and cash equivalents and current Marketable securities. Of this amount, approximately $988.4 million of Cash and cash equivalents and current Marketable securities were held by foreign subsidiaries.

A discussion of the Company’s additional sources of liquidity is included in the Financing activities section to follow.

Operating activities

The Company generated significant cash flow from operations during the first half of 2012 but less than it did in the first half of 2011. The $38.3 million decrease in cash flow from operating activities for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 was driven by the following factors.

Net earnings decreased $84.5 million for the first half of 2012 as compared to the first half of 2011. The non-cash adjustment for depreciation and amortization increased $14.5 million YTY due largely to the amortization of intangible assets acquired as part of the purchase of Pallas Athena, Brainware, ISYS and Nolij.

Changes in Trade receivables balances for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 resulted in a negative YTY impact of $47.4 million.  Trade receivables increased $13.2 million during the first half of 2012 and decreased $34.2 million during the first half of 2011. Trade receivables increased in 2012 despite the decline in second quarter revenue, due to the decline in early payments by customers during the period along with the timing and mix of revenue.

Changes in Accounts payable balances for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 resulted in a negative YTY impact of $37.0 million. Accounts payable decreased $61 million during the first half of 2012 and decreased $24 million during the first half of 2011. The decrease in the first six months of 2012 was driven by the second quarter decrease of $44 million, which was due to a decline in inventory and production levels reflecting lower unit shipments.

The activities were offset partially by the following factors.

The changes in Accrued liabilities and Other assets and liabilities, collectively, for the first half of 2012 compared to 2011, results in a positive YTY impact of $92.6 million. The YTY impact was due to various factors, the largest of which were related to income tax payments and annual bonus payments. Income tax payments made in the first half of 2012 were approximately $64 million lower than those made in the first half of 2011. Annual bonus payments made in the first half of 2012 were approximately $55 million lower than annual bonus payments made in the first half of 2011.

The reduction in Inventories balances was $15.8 million more in the first half of 2012 compared to that of 2011 driven the decrease in demand. Inventories decreased $29.8 million during the first six months of 2012 and $14.0 million during the first six months of 2011.

Cash conversion days
	Jun-12	Dec-11	Jun-11	Dec-10
Days of sales outstanding	47	39	38	39
Days of inventory	49	45	50	46
Days of payables	69	66	73	68
Cash conversion days	27	18	16	18

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

     Other Notable Operating Activities

As of June 30, 2012 and December 31, 2011, the Company had accrued approximately $61.8 million and $63.3 million, respectively, for pending copyright fee issues, including litigation proceedings, local legislative initiatives and/or negotiations with the parties involved. These accruals are included in Accrued liabilities on the Consolidated Condensed Statements of Financial Position. Refer to Note 15 of the Notes to Consolidated Condensed Financial Statements for additional information. The payment(s) of these fees could have a material impact on the Company’s future operating cash flows.

Investing activities

The $193.6 million increase in net cash flows used for investing activities for the first half of 2012 compared to the first half of 2011 was driven by the $204.9 million YTY net increase in cash flows used for business acquisitions offset partially by the net decrease of $27.4 million in marketable securities investments.

The Company’s business acquisitions, marketable securities and capital expenditures are discussed below.

    Business acquisitions

In the six months ending June 30, 2012, cash flow used to acquire businesses was greater than 2011 due to the acquisitions of Brainware, ISYS and Nolij. Brainware is a leading provider of intelligent data capture software which builds upon and strengthens Lexmark’s unique, industry-leading end-to-end products, solutions and services with a broader range of software that enables customers to capture, manage and access information and business process workflows.  ISYS is a leader in high performance enterprise and federated search and universal information access solutions.  Nolij is a prominent provider of Web-based imaging, document management and workflow solutions for the higher education market.

Refer to Note 3 of the Notes to Consolidated Condensed Financial Statements for additional information regarding business combinations.

    Marketable securities

The Company decreased its marketable securities investments by $32.5 million in the first half of 2012 compared to a decrease of $5.1 million in its marketable securities investments in the first half of 2011. The YTY decrease in marketable securities spending was driven by funding needs for business acquisitions in the first half of 2012.

The Company’s investments in marketable securities are classified and accounted for as available-for-sale and reported at fair value. At June 30, 2012 and December 31, 2011, the Company’s marketable securities portfolio consisted of asset-backed and mortgage-backed securities, corporate debt securities, preferred and municipal debt securities, U.S. government and agency debt securities, international government securities, commercial paper and certificates of deposit. The Company’s auction rate securities, valued at $8.8 million and $11.5 million at June 30, 2012 and December 31, 2011, respectively, are reported in the noncurrent assets section of the Company’s Consolidated Condensed Statements of Financial Position.

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

The Company assesses its marketable securities for other-than-temporary declines in value in accordance with the model provided under the FASB’s guidance. There were no major developments in the first half of 2012 or the first half of 2011 with respect to OTTI of the Company’s marketable securities. Specifically regarding the Company’s auction rate securities, the most illiquid securities in the portfolio, Lexmark has previously recognized OTTI on only one of these securities due to credit events involving the issuer and the insurer. Because of the Company’s liquidity position, it is not more likely than not that the Company will be required to sell the auction rate securities until liquidity in the market or optional issuer redemption occurs. The Company could also hold the securities to maturity if it chooses. Additionally, if Lexmark required capital, the Company has available liquidity through its trade receivables facility and revolving credit facility. Given these circumstances, the Company would only have to recognize OTTI on its auction rate securities if the present value of the expected cash flows is less than the amortized cost of the individual security. There have been no realized losses from the sale or redemption of auction rate securities.

Level 3 fair value measurements are based on inputs that are unobservable and significant to the overall valuation. Level 3 measurements were 3.5% of the Company’s total available-for-sale marketable securities portfolio at June 30, 2012 compared to 4.5% at December 31, 2011.

Refer to Note 2 of the Notes to Consolidated Condensed Financial Statements for additional information regarding fair value measurements and Level 3 activity. Refer to Note 6 of the Notes to Consolidated Condensed Financial Statements for additional information regarding marketable securities.

     Capital expenditures

For the six months ended June 30, 2012 and 2011, the Company spent $86.1 million and $70.2 million, respectively, on capital expenditures. The capital expenditures for 2012 principally related to infrastructure support and new product development. The Company expects capital expenditures to be approximately $185 million for full year 2012, compared to full year 2011 capital expenditures of $156.5 million. Capital expenditures for 2012 will be attributable mostly to infrastructure support and new product development and are expected to be funded through cash from operations; however, if necessary, the Company may use existing cash and cash equivalents, proceeds from sales of marketable securities or additional sources of liquidity as discussed below.

Financing activities

Cash flows used for financing activities were $90.8 million for the first six months of 2012 and cash flows provided by financing activities were $2.2 million for the first six months of 2011. The YTY fluctuation was primarily due to the $55 million treasury stock purchases, under accelerated share repurchase agreements discussed later in this section as well as dividend payments totaling $38.9 million. Additional information regarding the Company’s intra-period financing activities and certain historical financing activities of the Company is included in the sections below.

     Intra-period financing activities

The Company used its trade receivables facility, bank overdrafts, and other financing sources to supplement daily cash needs of the Company and its subsidiaries in the first half of 2012 and 2011. Such borrowings were repaid in relatively short periods of time and were not material to the Company’s overall liquidity.

     Share repurchases and dividend payments

In May 2008, the Company received authorization from the Board of Directors to repurchase an additional $750 million of its Class A Common Stock for a total repurchase authority of $4.65 billion. As of June 30, 2012, there was approximately $186 million of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors.

For the three and six months ended June 30, 2012, the Company repurchased approximately 0.8 million and 1.7 million shares at a cost of approximately $25 million and $55 million, respectively.  The Company did not repurchase any shares of its Class A Common Stock during the three months and six months ended June 30, 2011. As of June 30, 2012, since the inception of the program in April 1996, the Company had repurchased approximately 101.2 million shares of its Class A Common Stock for an aggregate cost of approximately $4.46 billion.  As of June 30, 2012, the Company had reissued approximately 0.5 million shares of previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million, 16.0 million and 16.0 million shares of treasury stock in 2005, 2006 and 2008, respectively, the net treasury shares outstanding at June 30, 2012, were 24.7 million.

On April 26, 2012, the Company entered into an ASR Agreement with a financial institution counterparty.  Under the terms of the ASR Agreement, the Company paid $25.0 million targeting 0.8 million shares based on the closing price of the Company’s Class A Common Stock on April 26, 2012, minus an agreed upon discount.  On May 1, 2012, the Company took delivery of 85% of the shares, or 0.7 million shares.   The final number of shares delivered by the counterparty under the ASR Agreement was dependent on the average, volume weighted average price of the Company’s Class A Common Stock over the ASR Agreement’s trading period, a discount and the initial number of shares delivered.  Under the terms of the ASR Agreement, the Company would either receive additional shares from the counterparty or be required to deliver additional shares or cash to the counterparty.  The Company controlled its election to either deliver additional shares or cash to the counterparty.  On May 11, 2012, the Company took delivery of the remaining 0.1 million shares in final settlement of the ASR Agreement.

Refer to Note 10 of the Notes to Consolidated Condensed Financial Statements for a discussion of the accounting for the ASR Agreement.

On July 26, 2012, subsequent to the date of the financial statements, the Company’s Board of Directors declared a cash dividend of $0.30 per share. The cash dividend will be paid on September 14, 2012, to shareholders of record as of the close of business on August 31, 2012. Future declarations of quarterly dividends are subject to approval by the Board of Directors and may be adjusted as business needs or market conditions change.

After the close of the markets on July 27, 2012, the Company entered into an ASR Agreement with a financial institution counterparty to repurchase additional shares of the Company’s Class A Common Stock.

Refer to Note 17 of the Notes to Consolidated Condensed Financial Statements for additional information regarding events that occurred subsequent to the date of the financial statements.

     Senior note debt

In May 2008, the Company completed a public debt offering of $650 million aggregate principal amount of fixed rate senior unsecured notes. The notes are split into two tranches of five- and ten-year notes respectively. The five-year notes with an aggregate principal amount of $350 million and 5.9% coupon were priced at 99.83% to have an effective yield to maturity of 5.939% and will mature June 1, 2013 (referred to as the “2013 senior notes”). Consequently, the aggregate principal amount of $350 million was reclassified from non-current to a current liability in the second quarter of 2012.  The ten-year notes with an aggregate principal amount of $300 million and 6.65% coupon were priced at 99.73% to have an effective yield to maturity of 6.687% and will mature June 1, 2018 (referred to as the “2018 senior notes”). At June 30, 2012 and December 31, 2011, the outstanding balance of senior note debt was $649.4 million and $649.3 million, respectively, net of discount.

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

In September 2011, the agreement was amended by extending the term of the facility to September 28, 2012. The maximum capital availability under the facility remains at $125 million under the amended agreement. There were no secured borrowings outstanding under the trade receivables facility at June 30, 2012 or December 31, 2011.

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

     Revolving credit facility

Effective January 18, 2012, Lexmark entered into a $350 million 5-year senior, unsecured, multicurrency revolving credit facility that includes the availability of swingline loans and multicurrency letters of credit. The credit facility contains customary affirmative and negative covenants and also contains certain financial covenants, including those relating to a minimum interest coverage ratio of not less than 3.0 to 1.0 and a maximum leverage ratio of not more than 3.0 to 1.0 as defined in the agreement. The new credit facility also limits, among other things, the Company’s indebtedness, liens and fundamental changes to its structure and business.

Additional information related to the 2012 revolving credit facility can be found in the Form 8-K report that was filed with the SEC by the Company on January 23, 2012.

As of June 30, 2012 and December 31, 2011, there were no amounts outstanding under the revolving credit facility.

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

The Company was in compliance with all covenants and other requirements set forth in its debt agreements at June 30, 2012. The Company believes that it is reasonably likely that it will continue to be in compliance with such covenants in the near future.

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

Interest Rates

At June 30, 2012, the fair value of the Company’s senior notes was estimated at $695.6 million based on the prices the bonds traded in the market as of the end of the second quarter 2012 as well as the overall market conditions on the date of valuation, stated coupon rates, the number of coupon payments each year and the maturity dates. The fair value of the senior notes exceeded the carrying value as recorded in the Consolidated Condensed Statements of Financial Position at June 30, 2012 by approximately $46.2 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $7.9 million at June 30, 2012.

See Note 2 in Item 1 and the section titled “FINANCIAL CONDITION - Investing activities:” in Item 2 of this report for a discussion of the Company’s auction rate securities portfolio, both of which are incorporated herein by reference.

Foreign Currency Exchange Rates

Foreign currency exposures arise from transactions denominated in a currency other than the functional currency of the Company or the respective foreign currency of each of the Company’s subsidiaries. The primary currencies to which the Company was exposed on a transaction basis as of the end of the second quarter include the Euro, the Australian dollar, the Canadian dollar, the Swiss franc, the Indian rupee and the Philippine peso. The Company primarily hedges its transaction foreign exchange exposures with foreign currency forward contracts with maturity dates of approximately three months or less. The potential gain in fair value at June 30, 2012 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $5.2 million. This gain would be mitigated by corresponding losses on the underlying exposures.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the second quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the repurchases of the Company’s Class A Common Stock in the quarter ended June 30, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
April 1 - 30, 2012	-	$-	-	$210.9
May 1 - 31, 2012	849,314	29.44	849,314	185.9
June 1 - 30, 2012	-	-	-	185.9
Total	849,314	$29.44	849,314

(1)
Information regarding the Company’s share repurchases can be found in Note 10, Stockholders’ Equity, of the Notes to the Consolidated Condensed Financial Statements. The Company executed an ASR Agreement in the second quarter of 2012 that resulted in the repurchase of 0.8 million shares at an average price of $29.44 per share.

(2)
Average Price Paid per Share includes the closing price of the Company’s Class A Common Stock on April 26, 2012, less an agreed upon discount, used in the initial ASR transaction that occurred on May 1, 2012 when the Company took delivery of 85% of the targeted shares.  On May 11, 2012, the counterparty delivered an additional 141,434 shares in final settlement of the agreement, bringing the total shares repurchased under the ASR to 849,314 shares at an average price per share of $29.44.

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

August 8, 2012

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Statements of Earnings for the three and six months ended June 30, 2012 and 2011, (ii) the Consolidated Condensed Statements of Comprehensive Earnings for the three and six months ended June 30, 2012 and 2011, (iii) the Consolidated Condensed Statements of Financial Position at June 30, 2012 and December 31, 2011, (iv) the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and (v) the Notes to Consolidated Condensed Financial Statements.