Form 10-Q
period 2012-09-30
LEXMARK INTERNATIONAL INC /KY/
filed 2012-11-07
CIK 1001288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2012

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

The registrant had 64,580,476 shares outstanding (excluding shares held in treasury) of Class A Common Stock, par value $0.01 per share, as of the close of business on October 31, 2012.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

		Page of Form 10-Q
	PART I – FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS
	Consolidated Condensed Statements of Earnings
	Three and Nine Months Ended September 30, 2012 and 2011	2
	Consolidated Condensed Statements of Comprehensive Earnings
	Three and Nine Months Ended September 30, 2012 and 2011	3
	Consolidated Condensed Statements of Financial Position
	As of September 30, 2012 and December 31, 2011	4
	Consolidated Condensed Statements of Cash Flows
	Nine Months Ended September 30, 2012 and 2011	5
	Notes to Consolidated Condensed Financial Statements	6
Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	38
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	57
Item 4.	CONTROLS AND PROCEDURES	58

	PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	60
Item 1A.	RISK FACTORS	60
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	60
Item 5. Item 6.	OTHER INFORMATION EXHIBITS	60 61

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

PART I – FINANCIAL INFORMATION

Item 1.              FINANCIAL STATEMENTS

    LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
       (In Millions, Except Per Share Amounts)
             (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

Revenue	$919.2	$1,034.9	$2,830.2	$3,113.5
Cost of revenue	590.8	653.2	1,759.8	1,929.0
Gross profit	328.4	381.7	1,070.4	1,184.5

Research and development	93.5	95.0	284.7	276.3
Selling, general and administrative	199.9	187.3	595.6	560.4
Restructuring and related charges (reversals)	22.7	0.4	28.2	(2.3)
Operating expense	316.1	282.7	908.5	834.4
Operating income	12.3	99.0	161.9	350.1

Interest expense (income), net	7.7	7.5	22.1	22.3
Other (income) expense, net	(0.2)	(0.4)	0.5	(0.7)
Earnings before income taxes	4.8	91.9	139.3	328.5

Provision for income taxes	4.8	24.9	39.3	76.9
Net earnings	$0.0	$67.0	$100.0	$251.6

Net earnings per share:
Basic	$0.00	$0.87	$1.43	$3.21
Diluted	$0.00	$0.86	$1.41	$3.17

Shares used in per share calculation:
Basic	68.1	77.2	70.0	78.5
Diluted	68.9	78.0	70.9	79.3
Cash dividends declared per common share	$0.30	$0.00	$0.85	$0.00

See Notes to Consolidated Condensed Financial Statements.

       LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE EARNINGS
                (In Millions)
                (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Net earnings	$0.0	$67.0	$100.0	$251.6
Other comprehensive earnings (loss), net of tax:
Foreign currency translation adjustment	9.1	(53.4)	8.0	(28.5)
Pension or other postretirement benefits	3.5	3.7	14.8	8.3
Net unrealized (loss) gain on marketable securities – OTTI*	(0.3)	(0.3)	0.2	(0.1)
Net unrealized gain (loss) on marketable securities	1.7	(2.5)	3.1	(1.2)
Comprehensive earnings	$14.0	$14.5	$126.1	$230.1

*Other-than-temporary impairment (“OTTI”)

See Notes to Consolidated Condensed Financial Statements.

       LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
             (In Millions, Except Par Value)
                (Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$179.7	$356.1
Marketable securities	679.6	793.3
Trade receivables, net of allowances of $28.2 in 2012 and $28.0 in 2011	522.9	457.8
Inventories	288.5	335.5
Prepaid expenses and other current assets	249.6	266.1
Total current assets	1,920.3	2,208.8

Property, plant and equipment, net	850.3	888.8
Marketable securities	9.0	11.5
Goodwill	358.9	216.4
Intangibles, net	212.3	151.2
Other assets	150.0	160.3
Total assets	$3,500.8	$3,637.0

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$349.9	$-
Accounts payable	481.8	486.5
Accrued liabilities	609.0	636.8
Total current liabilities	1,440.7	1,123.3

Long-term debt	299.5	649.3
Other liabilities	467.8	472.7
Total liabilities	2,208.0	2,245.3

Contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1.6 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value:
Class A, 900.0 shares authorized; 64.6 and 71.4 outstanding in 2012 and 2011, respectively	0.9	0.9
Class B, 10.0 shares authorized; no shares issued and outstanding	-	-
Capital in excess of par	877.8	866.6
Retained earnings	1,521.1	1,482.3
Treasury stock, net; at cost; 30.5 and 23.0 shares in 2012 and 2011, respectively	(829.4)	(654.4)
Accumulated other comprehensive loss	(277.6)	(303.7)
Total stockholders' equity	1,292.8	1,391.7
Total liabilities and stockholders' equity	$3,500.8	$3,637.0

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
          (In Millions)
          (Unaudited)

	Nine Months Ended September 30
	2012	2011
Cash flows from operating activities:
Net earnings	$100.0	$251.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	199.7	157.6
Deferred taxes	(0.3)	(2.8)
Stock-based compensation expense	17.4	19.3
Other	10.6	0.9
Change in assets and liabilities:
Trade receivables	(59.2)	11.2
Inventories	47.0	22.5
Accounts payable	(8.4)	(43.6)
Accrued liabilities	(29.8)	(64.8)
Other assets and liabilities	(2.3)	(124.9)
Net cash flows provided by operating activities	274.7	227.0

Cash flows from investing activities:
Purchases of property, plant and equipment	(124.4)	(110.9)
Purchases of marketable securities	(738.5)	(1,129.2)
Proceeds from sales of marketable securities	677.2	1,002.9
Proceeds from maturities of marketable securities	185.4	167.6
Purchase of businesses, net of cash acquired	(204.9)	-
Proceeds from sales of facilities	-	4.3
Other	0.1	0.2
Net cash flows used for investing activities	(205.1)	(65.1)

Cash flows from financing activities:
Repayment of assumed debt	(4.3)	-
Payment of cash dividend	(59.4)	-
Purchase of treasury stock	(175.0)	(125.0)
Proceeds from employee stock plans	5.8	-
Other	(13.1)	1.8
Net cash flows used for financing activities	(246.0)	(123.2)
Effect of exchange rate changes on cash	-	(2.3)
Net change in cash and cash equivalents	(176.4)	36.4
Cash and cash equivalents - beginning of period	356.1	337.5
Cash and cash equivalents - end of period	$179.7	$373.9

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

Refer to Note 16 for a discussion of accounting changes in 2012 required by updates to the Accounting Standards Codification (“ASC”). The updates are related to the presentation of comprehensive income and fair value measurements and disclosures.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	September 30, 2012				December 31, 2011
		Based on				Based on
		Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)		Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)

	Fair value				Fair value
Assets measured at fair value on a recurring basis:
Government & agency debt securities	$345.0	$262.6	$79.9	$2.5	$342.1	$226.3	$114.3	$1.5
Corporate debt securities	276.4	17.2	252.7	6.5	377.9	24.6	334.8	18.5
AB & MB securities	58.2	-	54.5	3.7	73.3	-	68.5	4.8
Total available-for-sale marketable securities - ST	679.6	279.8	387.1	12.7	793.3	250.9	517.6	24.8

Foreign currency derivatives (1)	-	-	-	-	0.1	-	0.1	-

Auction rate securities - municipal debt	5.8	-	-	5.8	8.2	-	-	8.2
Auction rate securities - preferred	3.2	-	-	3.2	3.3	-	-	3.3
Total available-for-sale marketable securities - LT	9.0	-	-	9.0	11.5	-	-	11.5
Total	$688.6	$279.8	$387.1	$21.7	$804.9	$250.9	$517.7	$36.3

Liabilities measured at fair value on a recurring basis:
Foreign currency derivatives (1)	$0.1	$-	$0.1	$-	$1.0	$-	$1.0	$-
Total	$0.1	$-	$0.1	$-	$1.0	$-	$1.0	$-

AB = Asset-backed
MB = Mortgage-backed

(1) Foreign currency derivative assets and foreign currency derivative liabilities are included in Prepaid expenses and other current assets and Accrued liabilities, respectively, on the Consolidated Condensed Statements of Financial Position. See Note 13 for disclosure of derivative assets and liabilities on a gross basis.

Excluded from the 2012 table above were financial instruments included in Cash and cash equivalents on the Consolidated Condensed Statements of Financial Position. The Company’s policy is to consider all highly liquid investments with an original maturity of three months or less at the Company’s date of purchase to be cash equivalents. Investments considered cash equivalents included approximately $71.5 million of money market funds categorized as Level 2, $11.3 million of U.S. government and agency debt securities categorized as Level 2 and $3.2 million of corporate debt securities categorized as Level 2 at September 30, 2012.  Excluded from the 2011 table above were financial instruments included in Cash and cash equivalents on the Consolidated Condensed Statements of Financial Position. Investments considered cash equivalents included approximately $235.9 million of money market funds, $6.5 million of U.S. government and agency debt securities and $2.0 million of corporate debt securities at December 31, 2011. The amortized cost of these investments closely approximates fair value in accordance with the Company’s policy regarding cash equivalents. Fair value of these instruments is readily determinable using the methods described below for marketable securities and money market funds.

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the three and nine months ended September 30, 2012:

Available-for-sale marketable securities
Three Months Ended, September 30, 2012	Total Level 3	Agency debt	Corporate debt	AB and MB	ARS - muni debt	ARS - preferred
	securities	securities	securities	securities	securities	securities
Balance, beginning of period	$27.0	$1.9	$12.2	$4.1	$5.6	$3.2
Realized and unrealized gains/(losses) included in earnings	-	-	-	-	-	-
Unrealized gains/(losses) included in OCI - OTTI securities	0.2	-	-	-	0.2	-
Unrealized gains/(losses) included in OCI - All other	0.2	-	-	0.1	0.1	-
Purchases	-	-	-	-	-	-
Sales and redemptions	(7.8)	(1.8)	(5.7)	(0.2)	(0.1)	-
Maturities	-	-	-	-	-	-
Transfers in (1)	2.4	2.4	-	-	-	-
Transfers out (1)	(0.3)	-	-	(0.3)	-	-
Balance, end of period	$21.7	$2.5	$6.5	$3.7	$5.8	$3.2

Nine Months Ended, September 30, 2012	Total Level 3	Agency debt	Corporate debt	AB and MB	ARS - muni debt	ARS - preferred
	securities	securities	securities	securities	securities	Securities
Balance, beginning of period	$36.3	$1.5	$18.5	$4.8	$8.2	$3.3
Realized and unrealized gains/(losses) included in earnings	0.1	-	-	0.1	-	-
Unrealized gains/(losses) included in OCI - OTTI securities	0.4	-	-	0.1	0.3	-
Unrealized gains/(losses) included in OCI - All other	1.1	-	0.1	0.3	0.8	(0.1)
Purchases	2.4	-	2.4	-	-	-
Sales and redemptions	(17.5)	(1.8)	(11.2)	(1.0)	(3.5)	-
Maturities	(1.4)	-	(1.4)	-	-	-
Transfers in (1)	8.9	4.3	4.6	-	-	-
Transfers out (1)	(8.6)	(1.5)	(6.5)	(0.6)	-	-
Balance, end of period	$21.7	$2.5	$6.5	$3.7	$5.8	$3.2

OCI = Other comprehensive income
OTTI = Other than temporary impairment
AB = Asset-backed
MB = Mortgage-backed
ARS = Auction rate security

(1) Transfers in and out of Level 3 were on a gross basis. Transfers into Level 3 resulted from the Company being unable to corroborate the consensus prices of these securities with a sufficient level of observable market data to maintain Level 2 classification. Transfers out of Level 3 resulted from the Company being able to obtain information demonstrating that the prices were observable in the market during the nine months ended September 30, 2012.

Of the realized and unrealized losses included in earnings during the nine months ended September 30, 2012, none were related to Level 3 securities held by the Company at September 30, 2012.

For purposes of comparison, the following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the three and nine months ended September 30, 2011:

Available-for-sale marketable securities

Three Months Ended, September 30, 2011
	Total Level 3 securities	Corporate debt securities	AB and MB securities	ARS - muni debt securities	ARS - preferred securities
Balance, beginning of period	$21.0	$0.6	$8.3	$8.8	$3.3
Realized and unrealized gains/(losses) included in earnings	0.2	0.2	-	-	-
Unrealized gains/(losses) included in OCI - OTTI securities	(0.5)	(0.2)	(0.2)	(0.1)	-
Unrealized gains/(losses) included in OCI - All other	(0.5)	(0.1)	-	(0.4)	-
Purchases	2.6	2.6	-	-	-
Sales and redemptions	(3.8)	(3.0)	(0.7)	(0.1)	-
Transfers in	10.9	10.8	0.1	-	-
Transfers out	-	-	-	-	-
Balance, end of period	$29.9	$10.9	$7.5	$8.2	$3.3

Nine Months Ended, September 30, 2011	Total Level 3 securities	Corporate debt securities	AB and MB securities	ARS - muni debt securities	ARS - preferred securities

Balance, beginning of period	$27.5	$2.8	$6.7	$14.5	$3.5
Realized and unrealized gains/(losses) included in earnings	0.3	0.2	0.1	-	-
Unrealized gains/(losses) included in OCI - OTTI securities	(0.3)	(0.1)	(0.3)	0.1	-
Unrealized gains/(losses) included in OCI - All other	0.2	(0.1)	-	0.5	(0.2)
Purchases	3.4	2.6	0.8	-	-
Sales and redemptions	(14.4)	(5.3)	(2.2)	(6.9)	-
Transfers in	13.2	10.8	2.4	-	-
Transfers out	-	-	-	-	-
Balance, end of period	$29.9	$10.9	$7.5	$8.2	$3.3
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

2012
During 2012, the Company transferred, on a gross basis, $13.1 million from Level 1 to Level 2 due to lower levels of market activity for certain U.S. agency debt securities held at the end of the third quarter 2012 that are measured at fair value on a recurring basis. The fair values of the Company’s U.S. agency debt securities are generally categorized as Level 1 but may be downgraded based on the Company’s assessment of market activity for individual securities. The Company also transferred from Level 2 to Level 1, on a gross basis, $11.2 million of corporate debt securities and $9.8 million of U.S. agency debt securities held at the end of the third quarter 2012 that are measured at fair value on a recurring basis. The transfers of corporate debt securities from Level 2 to Level 1 were due to trading volumes sufficient to indicate an active market for the securities. The transfers of U.S. agency debt securities from Level 2 to Level 1 were due to the securities resuming higher levels of market activity during the nine months ended September 30, 2012.

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

Auction Rate Securities

At September 30, 2012, the Company’s auction rate securities for which recent auctions were unsuccessful are made up of municipal sewer and airport revenue bonds valued at $5.8 million and auction rate preferred stock valued at $3.2 million. At December 31, 2011, the Company’s auction rate securities for which recent auctions were unsuccessful were made up of student loan revenue bonds valued at $2.7 million, municipal sewer and airport revenue bonds valued at $5.5 million, and auction rate preferred stock valued at $3.3 million.

At September 30, 2012, the Company’s auction rate securities for which recent auctions were unsuccessful were valued by a third party using a discounted cash flow model based on the characteristics of the individual securities, which the Company believes yields the best estimate of fair value. The first step in the valuation included a credit analysis of the security which considered various factors including the credit quality of the issuer (and insurer if applicable), the instrument’s position within the capital structure of the issuing authority, and the composition of the authority’s assets including the effect of insurance and/or government guarantees. Next, the future cash flows of the instruments were projected based on certain assumptions regarding the auction rate market significant to the valuation including (1) the auction rate market will remain illiquid and auctions will continue to fail causing the interest rate to be the maximum applicable rate and (2) the securities will not be redeemed prior to any scheduled redemption dates. These assumptions resulted in discounted cash flow analysis being performed through the legal maturities of most of the securities of July 2032, or in the case of the auction rate preferred stock, through the mandatory redemption date of December 2021. The projected cash flows were then discounted using the applicable yield curve plus a 250 basis point liquidity premium added to the applicable discount rate. Quantitative disclosures of key unobservable inputs for auction rate securities appear in the table below.

Security type	Range of discount rates (including basis point liquidity premium)		Range of estimated forward rates applied to contractual cash flows*
	Minimum	Maximum	Minimum	Maximum
Auction rate securities – municipal debt	2.8%	10.0%	0.1%	4.1%
Auction rate securities – preferred	3.1%	4.6%	0.4%	2.6%
*The Auction rate securities – municipal debt category does not include estimated forward rate data related to the Company’s investment in a distressed municipal bond. Additional information on this investment is provided below.

Different assumptions were used for one of the Company’s municipal bonds due to the distressed financial conditions of both the issuer and the insurer. The fair value of this security at September 30, 2012 was $2.7 million, and was primarily based on an estimated 75% recovery that holders could realize from bankruptcy proceedings after a likely work out period of one year. The likely work out period had been estimated to be 0.75 years in previous periods.

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

Derivatives

The Company employs a foreign currency risk management strategy that periodically utilizes derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. Fair values for the Company's derivative financial instruments are based on pricing models or formulas using current market data. Variables used in the calculations include forward points and spot rates at the time of valuation. Because of the very short duration of the Company's transactional hedges there is minimal risk of nonperformance. At September 30, 2012 and December 31, 2011, all of the Company's forward exchange contracts were designated as Level 2 measurements in the fair value hierarchy. Refer to Note 13 to the Consolidated Condensed Financial Statements for more information regarding the Company’s derivatives.

Senior Notes

In May 2008, the Company issued $350 million of five-year fixed rate senior unsecured notes and $300 million of ten-year fixed rate senior unsecured notes.

The fair values shown in the table below are based on the prices the bonds traded in the market as of September 30, 2012 and December 31, 2011, as well as the overall market conditions on the date of valuation, stated coupon rates, the number of coupon payments each year and the maturity dates. The fair value of the debt is not recorded on the Company’s Consolidated Condensed Statements of Financial Position and is therefore excluded from the fair value table above. This fair value measurement is classified as Level 2 within the fair value hierarchy. Beginning in the second quarter of 2012 the five-year notes are classified as a current liability on the Company’s Consolidated Condensed Statements of Financial Position.

	September 30, 2012			December 31, 2011
	Fair value	Carrying value	Unamortized discount	Fair value	Carrying value	Unamortized discount
Five-year notes	$359.3	$349.9	$0.1	$364.1	$349.8	$0.2
Ten-year notes	328.1	299.5	0.5	332.5	299.5	0.5
Total	$687.4	$649.4	$0.6	$696.6	$649.3	$0.7

Other Financial Instruments

The fair values of cash and cash equivalents, trade receivables and accounts payable approximate their carrying values due to the relatively short-term nature of the instruments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis Subsequent to Initial Recognition

2012
Fair Value Measurements Using
		Quoted prices in	Other observable	Unobservable	Total gains	Total gains
		active markets	inputs	inputs	(losses)	(losses)
	Fair value	(Level 1)	(Level 2)	(Level 3)	3rd Qtr 2012	YTD 2012

Long-lived assets held for sale	$ 1.6	$ -	$ -	$ 1.6	$ (2.1)	$ (2.1)

Related to the 2007 restructuring plan, the Company’s Boigny, France site with carrying value of $3 million was written down in the third quarter of 2012 to fair value less cost to sell of approximately $1 million, based on a non-binding indication of value from a potential buyer. This action resulted in a loss of $1.5 million recorded in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings. The site is included in Property, plant and equipment, net on the Consolidated Condensed Statements of Financial Position. The Company anticipates closing the sale by the end of 2012, with ultimate disposition of the site anticipated by 2014 after the Company completes certain preparations of the site for transfer to the potential buyer. The site has been vacated by the Company and, due to the restructuring action noted above, is not being employed by the Company in its highest and best use. There were no fair value adjustments related to the facility during the nine months ended September 30, 2011.

Related to the August 2012 restructuring plan, certain of the Company’s machinery and equipment assets with carrying value of $0.9 million were written down in the third quarter 2012 to fair value less cost to sell of $0.3 million due to the company’s receipt of an offer to purchase the assets at a price that was below the carrying values of the assets. The resulting loss of $0.6 million was recorded in Cost of revenue on the Company’s Consolidated Condensed Statements of Earnings. The assets qualified as held for sale in the third quarter 2012 and are included in Property, plant and equipment, net on the Company’s Consolidated Condensed Statements of Financial Position. The Company anticipates completing the sale in the fourth quarter 2012.

For comparison purposes, measurements recorded during the nine months ended September 30, 2011 are shown below.

2011
Fair Value Measurements Using
		Quoted prices in	Other observable	Unobservable	Total gains	Total gains
		active markets	inputs	inputs	(losses)	(losses)
	Fair value	(Level 1)	(Level 2)	(Level 3)	3rd Qtr 2011	YTD 2011

Long-lived assets held for sale*	$ 4.0	$ -	$ -	$ 4.0	$ -	$ (2.3)
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

Land held by the Company in Tatabanya, Hungary with carrying value of $2 million was written down to fair value less cost to sell of $1 million during the second quarter of 2011 due to the Company’s receipt of an offer to purchase the land that was less than the carrying value of the land. The $1 million loss was included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings. Total proceeds from the sale were $1.3 million upon completion of the sale in the third quarter of 2011. No gain or loss was realized on the sale in the third quarter of 2011.

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

The following table summarizes the assets acquired and liabilities assumed as of the acquisition date:

Cash	$0.3
Trade receivables	4.4
Other current assets	0.2
Property, plant and equipment	0.2
Identifiable intangible assets	62.0
Indemnification asset	2.5
Accounts payable	(2.6)
Short-term borrowings	(4.0)
Deferred revenue	(2.9)
Other current liabilities	(4.2)
Other long term liabilities	(5.7)
Deferred tax liability, net (*)	(6.6)
Total identifiable net assets	43.6
Goodwill	103.7
Total purchase price	$147.3

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

The values above include measurement period adjustments determined in the third quarter 2012 affecting Trade receivables $(2.2) million, Deferred tax liability, net $(0.3) million and Goodwill $2.5 million, as well as measurement period adjustments determined in the second quarter 2012 affecting Identifiable intangible assets $0.1 million, Deferred tax liability, net $1.4 million and Goodwill $(1.5) million. The measurement period adjustments were based primarily on information obtained subsequent to the acquisition related to certain trade receivables conditions that existed at the acquisition date as well as certain income tax matters contemplated by the Company at the acquisition date.

The fair value of trade receivables approximated the carrying value of $4.4 million. The gross amount due from customers is $10.0 million, of which $5.6 million was estimated to be uncollectible.

The following table summarizes the identifiable intangible assets recognized in the acquisition of Brainware. The intangible assets subject to amortization are being amortized on a straight-line basis over their estimated useful lives as of the acquisition date, according to the following schedule.

	Fair value recognized	Weighted-Average Useful Life
Intangible assets subject to amortization:
Trade names	$4.7	2.0 years
Customer relationships	16.6	7.0 years
Non-compete agreements	0.2	1.0 years
Purchased technology	40.5	5.0 years
Total identifiable intangible assets	$62.0	5.3 years

The Company assumed $4.0 million of short term debt in the acquisition. The debt was repaid in the first quarter of 2012 after the acquisition date and is included in Repayment of assumed debt in the financing section of the Company’s Consolidated Condensed Statements of Cash Flows. There was no gain or loss recognized on the extinguishment of the debt.

Goodwill of $103.7 million arising from the acquisition was assigned to the Perceptive Software segment. The goodwill recognized comprises the value of expected synergies arising from the acquisition that are complementary to the Perceptive Software business.  None of the goodwill recognized is expected to be deductible for income tax purposes.

The acquisition of Brainware is included in Purchase of businesses, net of cash acquired in the investing section of the Consolidated Condensed Statements of Cash Flows for the period ended September 30, 2012 in the amount of $147 million, which is the total purchase price less cash acquired of $0.3 million. Of the total purchase price $11.3 million was placed in escrow for a period of 18 months to secure indemnification obligations of the sellers relating to the accuracy of representations and warranties and the satisfaction of covenants. The purchase consideration held in escrow does not meet the definition of contingent consideration as provided under the accounting guidance for business combinations. The amount held in escrow was included in the acquisition accounting as part of the consideration transferred by the Company.

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

Other Acquisitions

On March 13, and March 16, 2012 the Company acquired all of the issued and outstanding shares of Nolij Corporation (“Nolij”) and ISYS Search Software Pty Ltd. (“ISYS”), respectively, in cash transactions valued at $31.9 million and $29.8 million, respectively.  Nolij is a prominent provider of web-based imaging, document management and workflow solutions for the higher education market. The acquisition of Nolij deepens Perceptive Software’s domain expertise in education, while also providing innovative web-based solutions that can be extended to apply to other industries. ISYS is a leading provider of high performance enterprise and federated search and document filtering software. The acquisition of ISYS strengthens Perceptive Software’s enterprise content management (“ECM”) and BPM solutions, allowing customers to seamlessly access needed content, stored anywhere in the enterprise, in the context of the business process in which they are working. This broadening and deepening of Lexmark’s capabilities further enhances the solutions expertise offered to its MPS customers. The purchase accounting for the acquisitions of Nolij and ISYS has not been finalized.

Total identifiable net assets amounted to a provisional value of $20.9 million and consisted primarily of identifiable intangible assets. Goodwill of $40.7 million resulted from the acquisitions and was assigned to the Perceptive Software segment. The goodwill recognized comprises the value of expected synergies arising from the acquisition that are complementary to the Perceptive Software business.  None of the goodwill recognized is expected to be deductible for income tax purposes. Total identifiable net assets and goodwill include measurement period adjustments of $3.1 million and $(3.1) million, respectively determined in the third quarter 2012 and $6.8 million and $(6.6) million, respectively, determined in the second quarter 2012. The measurement period adjustments determined in the third quarter 2012 were based on information obtained subsequent to the acquisition related to certain income tax matters contemplated by the Company at the acquisition date. The fair values of assets acquired and liabilities assumed were based on estimates in the first quarter 2012; the fair values were based on a more thorough valuation in the second quarter 2012. The purchase price for ISYS increased by $0.2 million due to certain adjustments contemplated in the purchase agreement. The acquired companies consisted mostly of technology and other related assets and processes to be utilized by the Company’s Perceptive Software segment.

The purchases of Nolij and ISYS are included in Purchase of businesses, net of cash acquired in the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2012 in the amount of $57.8 million. Total cash acquired in the acquisitions of Nolij and ISYS was $2.0 million. Included in Cash and cash equivalents on the Company’s Consolidated Condensed Statements of Financial Position is $1.9 million which is restricted in use as it is due to a former shareholder of Nolij. This amount has been recognized as a liability incurred to a former shareholder.

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

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for each reportable segment and in total during the nine months ended September 30, 2012.

	ISS	Perceptive Software	Total
Beginning balance	$22.9	$193.5	$216.4
Goodwill acquired from business combinations in Q1	-	153.1	153.1
Measurement period adjustments determined in Q2	-	(8.1)	(8.1)
Measurement period adjustments determined in Q3	-	(0.6)	(0.6)
Foreign currency translation	0.2	(2.1)	(1.9)
Balance at September 30, 2012	$23.1	$335.8	$358.9

The Company has recorded, on a provisional basis, $144.4 million of goodwill related to the acquisitions of Brainware, Nolij and ISYS, including the $(0.6) million and $(8.1) million net impacts of measurement period adjustments determined in the third quarter of 2012 and second quarter of 2012, respectively. Refer to Note 3 for additional details regarding business combinations occurring in 2012. The Company does not have any accumulated impairment charges as of September 30, 2012.

Intangible Assets

The following table summarizes the gross carrying amounts and accumulated amortization of the Company’s intangible assets.

	September 30, 2012			December 31, 2011
		Accum			Accum
	Gross	Amort	Net	Gross	Amort	Net

Intangible assets subject to amortization:
Customer relationships	$76.8	$(16.9)	$59.9	$49.0	$(9.3)	$39.7
Non-compete agreements	2.1	(1.5)	0.6	1.8	(0.9)	0.9
Technology and patents	171.9	(58.0)	113.9	110.1	(35.4)	74.7
Trade names and trademarks	7.4	(1.8)	5.6	2.5	(0.1)	2.4
Total	258.2	(78.2)	180.0	163.4	(45.7)	117.7

Intangible assets not subject to amortization:
In-process technology	-	-	-	1.2	-	1.2
Trade names and trademarks	32.3	-	32.3	32.3	-	32.3
Total	32.3	-	32.3	33.5	-	33.5

Total identifiable intangible assets	$290.5	$(78.2)	$212.3	$196.9	$(45.7)	$151.2

The year-to-date increases in the intangible assets above were driven by business combinations discussed in Note 3.

Amortization expense related to intangible assets was $12.5 million and $32.4 million for the three and nine months ended September 30, 2012, respectively. Amortization expense related to intangible assets was $5.9 million and $17.2 million for the three and nine months ended September 30, 2011, respectively.

The following table summarizes the estimated future amortization expense for intangible assets that are currently being amortized.

Fiscal year:
2012 (remaining three months)	$11.9
2013	46.8
2014	43.3
2015	33.9
2016	25.9
Thereafter	18.2
Total	$180.0

The Perceptive Software trade name and trademarks valued at $32.3 million are considered to have an indefinite life taking into account their substantial recognition among customers, the intellectual property rights are secure and can be maintained with relatively little cost and effort, and there are no current plans to change or abandon usage of them. Costs to renew these registrations are insignificant and will be expensed as incurred. The Company does not intend to use the Pallas Athena, Brainware, Nolij and ISYS trade names and trademarks indefinitely, and has accordingly begun amortizing these assets. The Company’s expected use of its acquired trade names and trademarks could change in future periods as the Company considers alternatives for going to market with its acquired software and solutions products.

The Company accounts for its internal-use software, an intangible asset by nature, in Property, plant and equipment, net on the Consolidated Condensed Statements of Financial Position and therefore has excluded these assets and amortization from the disclosures above. The gross and net carrying amounts of internal-use software at September 30, 2012 were $521.7 million and $229.1 million, respectively. The gross and net carrying amounts of internal-use software at December 31, 2011 were $479.2 million and $236.9 million, respectively.

5.           RESTRUCTURING AND RELATED CHARGES

August 2012 Restructuring Plan

General

On August 28, 2012, the Company announced a restructuring plan (the “August 2012 Plan”). The August 2012 Plan restructuring includes exiting the development and manufacturing of the company’s remaining inkjet hardware.  The Company will continue to provide service, support and aftermarket supplies for its inkjet installed base.  Reductions will occur primarily in inkjet-related manufacturing, research and development and supply chain as well as other support functions.

The August 2012 Plan is expected to impact about 1,700 positions worldwide, including 1,100 manufacturing positions. The August 2012 Plan will result in total pre-tax charges of approximately $111 million with approximately $69 million expected to be incurred in 2012 ($56.8 million of which was incurred in the third quarter 2012), $22 million to be incurred in 2013 and the remaining $20 million will be incurred in 2014 and 2015.  The Company expects the total cash costs of the August 2012 Plan to be approximately $33 million with approximately $31 million to be incurred in 2012 ($21.4 million of which was incurred in the third quarter of 2012), with the remaining $2 million impacting 2013 and 2014.

The Company expects to incur total charges related to the August 2012 Restructuring Plan of approximately $88 million in Imaging Solutions and Services (“ISS”) and approximately $23 million in All other.

The Company expects the non-manufacturing actions to be principally complete by the end of 2013 and the closing of the Cebu, Philippines inkjet supplies manufacturing facility to be completed by the end of 2015.

At the close of the third quarter of 2012 the Company was in the process of identifying potential buyers and gauging interest in its inkjet technology and intellectual property. The asset group did not qualify as held for sale under the FASB guidance on accounting for the impairment or disposal of long-lived assets at September 30, 2012.

Impact to 2012 Financial Results

For the three and nine months ended September 30, 2012, the Company incurred charges for the Company’s August 2012 Restructuring Plan as follows:

	Three Months Ended September 30	Nine Months Ended September 30

	2012	2012
Accelerated depreciation charges	$ 20.9	$ 20.9
Impairment of long-lived assets held for sale	0.6	0.6
Excess components and other inventory-related charges	13.9	13.9
Employee termination benefit charges	16.7	16.7
Contract termination and lease charges	4.7	4.7
Total restructuring-related charges	$ 56.8	$ 56.8

The estimated useful lives of certain long-lived assets changed as a result of the Company’s decision to exit the development and manufacture of inkjet hardware.  Accelerated depreciation and impairment charges for the August 2012 Restructuring Plan and all of the other restructuring plans were determined in accordance with FASB guidance on accounting for the impairment or disposal of long-lived assets. For the three and nine months ended September 30, 2012, the Company incurred accelerated depreciation charges of $12.8 million in Cost of revenue, and $8.1 million in Selling, general and administrative, on the Consolidated Condensed Statements of Earnings. Impairment charges of $0.6 million were incurred in Cost of revenue on the Consolidated Condensed Statements of Earnings related to machinery and equipment located in Juarez, Mexico, which is held for sale, for which the current fair value has fallen below the carrying value.

As a result of the Company’s decision to cease the manufacturing of inkjet hardware, it became liable for components under certain supplier agreements. The loss in utility of inkjet components and inventories attributable to the decision to exit were determined in accordance with FASB guidance on inventory measurements.  For the three and nine months ended September 30, 2012, the Company incurred excess component and other inventory-related charges of $13.9 million in Cost of revenue on the Consolidated Condensed Statements of Earnings.

Employee termination benefit charges and contract termination and lease charges for the August 2012 Restructuring Plan and all of the other restructuring plans were recorded in accordance with FASB guidance on employers’ accounting for postemployment benefits and guidance on accounting for costs associated with exit or disposal activities, as appropriate.  For the three and nine months ended September 30, 2012, employee termination benefit charges, which include severance, medical and other benefits, and contract termination and lease charges are included in Restructuring and related charges (reversals) on the Consolidated Condensed Statements of Earnings.

For the three and nine months ended September 30, 2012, the Company incurred restructuring-related charges related to the August 2012 Restructuring Plan of $49.6 million in ISS and $7.2 million in All other.

Pension and postretirement plan curtailment and termination benefit losses related to the August 2012 Restructuring Plan were not included in the tables above.  Refer to Note 12 of the Notes to Consolidated Condensed Financial Statements for more information.

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits in connection with the August 2012 Restructuring Plan. Of the total $21.2 million restructuring liability, $17.0 million is included in Accrued liabilities and $4.2 million is included in Other Liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

	Employee Termination Benefits	Contract Termination & Lease Charges	Total
Balance at January 1, 2012	$0.0	$0.0	$0.0
Costs incurred	16.8	4.7	21.5
Payments & Other (1)	(0.3)	0.0	(0.3)
Balance at September 30, 2012	$16.5	$4.7	$21.2
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

The January 2012 Restructuring Plan is expected to impact about 625 positions worldwide. Total pre-tax charges of approximately $26 million are expected for the January 2012 Restructuring Plan with approximately $24.4 million incurred to date. Approximately $1.6 million of remaining charges are expected to be incurred in 2012. The Company expects the total cash cost of the January 2012 Restructuring Plan to be approximately $10 million.

The Company expects to incur total charges related to the January 2012 Restructuring Plan of approximately $23 million in ISS and approximately $3 million in All other.

Impact to 2012 Financial Results

For the three and nine months ended September 30, 2012, the Company incurred charges for the Company’s January 2012 Restructuring Plan as follows:

	Three Months Ended September 30	Nine Months Ended September 30

	2012	2012
Accelerated depreciation charges	$ 1.5	$ 11.5
Employee termination benefit charges	0.4	5.3
Total restructuring-related charges	$ 1.9	$ 16.8

For the three and nine months ended September 30, 2012, the Company incurred accelerated depreciation charges of $1.5 million and $9.3 million, respectively, in Cost of revenue, and zero and $2.2 million, respectively, in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.

For the three and nine months ended September 30, 2012, employee termination benefit charges of $0.4 million and $5.3 million, respectively, are included in Restructuring and related charges (reversals) on the Consolidated Condensed Statements of Earnings.

For the three and nine months ended September 30, 2012, the Company incurred restructuring-related charges related to the January 2012 Restructuring Plan of $1.9 million and $14.6 million, respectively, in ISS and zero and $2.2 million, respectively, in All other. Including $7.6 million of restructuring-related charges recorded in the fourth quarter of 2011, the Company has incurred cumulative restructuring-related charges for the January 2012 Restructuring Plan of $22.2 million in ISS and $2.2 million in All other.

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits in connection with the January 2012 Restructuring Plan. The liability is included in Accrued liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

Employee Termination Benefits
Balance at January 1, 2012	$3.1
Costs incurred	5.4
Payments & Other (1)	(6.1)
Reversals	(0.2)
Balance at September 30, 2012	$2.2
(1) Other consists of changes in the liability balance due to foreign currency translations.

Summary of Other Restructuring Actions

General

In response to global economic weakening, to improve the efficiency and effectiveness of its operations, enhance the efficiency of the Company’s inkjet cartridge manufacturing operations and to reduce the Company’s business support cost and expense structure, the Company announced various restructuring actions (“Other Restructuring Actions”) from 2006 to October 2009. The Other Restructuring Actions include the closure of inkjet supplies manufacturing facilities in Mexico, the consolidating of its cartridge manufacturing capacity, as well as impacting positions in the Company’s general and administrative functions, supply chain and sales support, marketing and sales management, and consolidation of the Company’s research and development programs. The Other Restructuring Actions are considered substantially completed and any remaining charges to be incurred from these actions are expected to be immaterial.

Impact to 2012 and 2011 Financial Results

For the three and nine months ended September 30, 2012 and 2011, the Company incurred charges (reversals) for the Company’s Other Restructuring Actions as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Accelerated depreciation charges	$0.1	$0.4	$0.1	$0.6
Impairment of long-lived assets held for sale	1.5	-	1.5	1.0
Employee termination benefit charges (reversals)	-	0.4	0.6	(1.8)
Contract termination and lease charges (reversals)	0.9	-	0.9	(0.5)
Total restructuring-related charges (reversals)	$2.5	$0.8	$3.1	$(0.7)

For the three and nine months ended September 30, 2012 and 2011, accelerated depreciation charges are included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.

In the nine months ended September 30, 2012, the Company recorded an impairment charge of $1.5 million related to its site in Boigny, France held for sale for which the current fair value had fallen below the carrying value.  The asset impairment charge was determined in accordance with the FASB guidance on accounting for the impairment or disposal of long-lived assets and is included in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings.

In the nine months ended September 30, 2011, the Company recorded an impairment charge of $1.0 million related to its manufacturing facility in Juarez, Mexico held for sale for which the current fair value has fallen below the carrying value.  The asset impairment charge was determined in accordance with the FASB guidance on accounting for the impairment or disposal of long-lived assets and is included in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings.  In September 2011, the facility was sold and the

Company recognized a $0.6 million pre-tax gain on the sale that is included in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings.

For the three and nine months ended September 30, 2012 and 2011, employee termination benefit charges (reversals) and contract termination and lease charges (reversals) are included in Restructuring and related charges (reversals) on the Consolidated Condensed Statements of Earnings.

For the three months ended September 30, 2012, the Company incurred restructuring-related charges (reversals) of $0.9 million in ISS and $1.6 million in All Other.  For the nine months ended September 30, 2012, the Company incurred restructuring-related charges (reversals) of $1.5 million in ISS and $1.6 million in All other.

For the three months ended September 30, 2011, the Company incurred restructuring-related charges (reversals) of $0.2 million in ISS and $0.6 million in All Other.  For the nine months ended September 30, 2011, the Company incurred restructuring-related charges (reversals) of $(0.7) million in All other.

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits in connection with the Company’s Other Restructuring Actions.  Of the total $5.8 million restructuring liability, $4.9 million is included in Accrued liabilities and $0.9 million is included in Other Liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

	Employee Termination Benefits	Contract Termination & Lease Charges	Total
Balance at January 1, 2012	$7.3	$0.0	$7.3
Costs incurred	0.6	0.9	1.5
Payments & Other (1)	(2.8)	0.0	(2.8)
Reversals	(0.2)	0.0	(0.2)
Balance at September 30, 2012	$4.9	$0.9	$5.8
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

As of September 30, 2012, the Company’s available-for-sale Marketable securities had gross unrealized gains and losses of $5.4 million and $1.6 million, respectively, and consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Auction rate securities - municipal debt	$5.2	$1.3	$(0.7)	$5.8
Corporate debt securities	277.0	2.7	(0.1)	279.6
Gov't and agency debt securities	355.6	0.7	-	356.3
Asset-backed and mortgage-backed securities	57.5	0.7	-	58.2
Total debt securities	695.3	5.4	(0.8)	699.9
Auction rate securities - preferred	4.0	-	(0.8)	3.2
Total security investments	699.3	5.4	(1.6)	703.1
Cash equivalents	(14.5)	-	-	(14.5)
Total marketable securities	$684.8	$5.4	$(1.6)	$688.6

At December 31, 2011, the Company’s available-for-sale Marketable securities had gross unrealized gains and losses of $3.9 million and $4.2 million, respectively, with an estimated fair value of $804.8 million excluding $8.5 million of cash equivalents.

Although contractual maturities of the Company’s investment in debt securities may be greater than one year, the majority of investments are classified as Current assets in the Consolidated Condensed Statements of Financial Position due to the Company’s ability to use these investments for current liquidity needs if required.  As of September 30, 2012, and December 31, 2011, auction rate securities of $9.0 million and $11.5 million, respectively, are classified in noncurrent assets due to the fact that the securities have experienced unsuccessful auctions and that poor debt market conditions have reduced the likelihood that the securities will successfully auction within the next 12 months. The contractual maturities of the Company’s available-for-sale marketable securities noted above are shown below.  Expected maturities may differ from final contractual maturities for certain securities that allow for call or prepayment provisions. Proceeds from calls and prepayments are included in Proceeds from maturities of marketable securities on the Consolidated Condensed Statements of Cash Flow.

	September 30, 2012		December 31, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in less than one year	$184.8	$185.1	$199.6	$199.9
Due in 1-5 years	492.6	495.8	590.1	590.5
Due after 5 years	21.9	22.2	23.9	22.9
Total available-for-sale marketable securities	$699.3	$703.1	$813.6	$813.3

For the three and nine months ended September 30, 2012, the Company recognized $0.7 million and $2.2 million, respectively, in net gains on its marketable securities; all of which is realized gains due to sales and maturities and is included in Other (income) expense, net on the Consolidated Condensed Statements of Earnings. The Company uses the specific identification method when accounting for the costs of its available-for-sale marketable securities sold.

For the three and nine months ended September 30, 2011, the Company recognized $1.3 million and $3.3 million, respectively,  in net gains on its marketable securities; all of which is realized gains due to sales and maturities and is included in Other (income) expense, net on the Consolidated Condensed Statements of Earnings.

Impairment

The FASB guidance on the recognition and presentation of OTTI requires that credit related OTTI on debt securities be recognized in earnings while noncredit related OTTI of debt securities not expected to be sold be recognized in other comprehensive income.  For the three and nine months ended September 30, 2012 and 2011, the Company incurred no OTTI on its debt securities.

The table below presents a cumulative rollforward of the amount related to credit losses recognized in earnings for other-than-temporary impairments:

Beginning balance of amounts related to credit losses, January 1, 2012	$2.2
Credit losses on debt securities for which OTTI was not previously recognized	-
Additional credit losses on debt securities for which OTTI was previously recognized	-
Reductions for securities sold in the period for which OTTI was previously recognized	(0.4)
Ending balance of amounts related to credit losses, September 30, 2012	$1.8

The following table provides information at September 30, 2012, about the Company’s marketable securities with gross unrealized losses for which no other-than-temporary impairment has been incurred, and the length of time that individual securities have been in a continuous unrealized loss position.  The gross unrealized loss of $1.6 million, pre-tax, is recognized in accumulated other comprehensive income:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Auction rate securities	$-	$-	$6.3	$(1.5)	$6.3	$(1.5)
Corporate debt securities	26.7	(0.1)	2.7	-	29.4	(0.1)
Asset-backed and mortgage-backed securities	3.6	-	0.3	-	3.9	-
Government and Agency	42.1	-	-	-	42.1	-
Total	$72.4	$(0.1)	$9.3	$(1.5)	$81.7	$(1.6)

The table below provides information at September 30, 2012, about the Company’s marketable securities with gross unrealized losses for which other-than-temporary impairment has been incurred, and the length of time that individual securities have been in a continuous unrealized loss position.  The gross unrealized loss is recognized in accumulated other comprehensive income:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Asset-backed and mortgage-backed securities	$0.1	$-	$-	$-	$0.1	$-
Total	$0.1	$-	$-	$-	$0.1	$-

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

Corporate debt securities

Unrealized losses on the Company’s corporate debt securities are attributable to current economic conditions and are not due to credit quality.  Because the Company does not intend to sell and it is not more likely than not that the

Company will be required to sell the securities before anticipated recovery of their net book values, which may be at maturity, the Company does not consider securities in its corporate debt portfolio to be other-than-temporarily impaired at September 30, 2012.

Asset-backed and mortgage-backed securities

Credit losses for the asset-backed and mortgage-backed securities are derived by examining the significant drivers that affect loan performance such as pre-payment speeds, default rates, and current loan status.  These drivers are used to apply specific assumptions to each security and are further divided in order to separate the underlying collateral into distinct groups based on loan performance characteristics.  For instance, more weight is placed on higher risk categories such as collateral that exhibits higher than normal default rates, those loans originated in high risk states where home appreciation has suffered the most severe correction, and those loans which exhibit longer delinquency rates.  Based on these characteristics, collateral-specific assumptions are applied to build a model to project future cash flows expected to be collected.  These cash flows are then discounted at the current yield used to accrete the beneficial interest, which approximates the effective interest rate implicit in the bond at the date of acquisition for those securities purchased at par.   The unrealized losses on the Company’s remaining asset-backed and mortgage-backed securities are due to constraints in market liquidity for certain portions of these sectors in which the Company has investments, and are not due to credit quality.  Because the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before anticipated recovery of their net book values, the Company does not consider the remainder of its asset-backed and mortgage-backed debt portfolio to be other-than-temporarily impaired at September 30, 2012.

Government and Agency securities

The unrealized losses on the Company’s investments in government and agency securities are the result of interest rate effects. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before anticipated recovery of their net book values, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2012.

7.           INVENTORIES

Inventories consist of the following:
	September 30, 2012	December 31, 2011
Work in process	$24.8	$33.7
Finished goods	263.7	301.8
Inventories	$288.5	$335.5

8.           AGGREGATE WARRANTY LIABILITY

Changes in the Company’s warranty liability for standard warranties and deferred revenue for extended warranties are presented in the tables below:

Warranty Liability:
	2012	2011
Balance at January 1	$47.5	$52.2
Accruals for warranties issued	64.1	56.8
Accruals related to pre-existing warranties (including changes in estimates)	0.9	8.8
Settlements made (in cash or in kind)	(66.0)	(71.9)
Balance at September 30	$46.5	$45.9

Deferred service revenue:
	2012	2011
Balance at January 1	$180.9	$185.7
Revenue deferred for new extended warranty contracts	66.3	72.7
Revenue recognized	(62.7)	(80.0)
Balance at September 30	$184.5	$178.4
Current portion	79.4	90.8
Non-current portion	105.1	87.6
Balance at September 30	$184.5	$178.4

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

9.           INCOME TAXES

The Provision for income taxes for the three months ended September 30, 2012, was an expense of $4.8 million or an effective tax rate of 100.0%, compared to an expense of $24.9 million or an effective tax rate of 27.0% for the three months ended September 30, 2011.  The difference in these rates (excluding discrete items) is primarily due to the decrease in the earnings before income taxes for the third quarter of 2012 as compared to the third quarter of 2011.

The Provision for income taxes for the nine months ended September 30, 2012 was an expense of $39.3 million or an effective tax rate of 28.2%, compared to an expense of $76.9 million or an effective tax rate of 23.4% for the nine months ended September 30, 2011. The difference in these rates (excluding discrete items) is primarily due to a shift in the expected geographic distribution of earnings for 2012 and to the fact that the U.S. research and experimentation tax credit was not in effect as of September 30, 2012, but was in effect as of September 30, 2011. For the nine months ended September 30, 2012, the Company increased income tax expense by $0.8 million for adjustments to amounts accrued for tax years prior to 2012, and by $0.3 million in connection with the resolution of the audit of its U.S. income tax returns for the tax years 2008 and 2009.

10.           STOCKHOLDERS’ EQUITY

In August 2012, the Company received authorization from the Board of Directors to repurchase an additional $200 million of its Class A Common Stock for a total repurchase authority of $4.85 billion. As of September 30, 2012, there was approximately $251 million of share repurchase authority remaining, after deducting the $15 million holdback provision payment in the third quarter for shares that will be settled in the fourth quarter of 2012. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors.

For the nine months ended September 30, 2012, the Company repurchased approximately 7.4 million shares at a cost of approximately $175 million.  For the nine months ended September 30, 2011, the Company repurchased approximately 4.1 million shares at a cost of approximately $125 million. As of September 30, 2012, since the inception of the program in April 1996, the Company had repurchased approximately 107.0 million shares of its Class A Common Stock for an aggregate cost of approximately $4.58 billion. As of September 30, 2012, the Company had reissued approximately 0.5 million shares of previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million, 16.0 million and 16.0 million shares of treasury stock in 2005, 2006 and 2008, respectively, the net treasury shares outstanding at September 30, 2012, were 30.5 million.

Accelerated Share Repurchase Agreement

On August 28, 2012, the Company entered into an Accelerated Share Repurchase (“ASR”) Agreement with a financial institution counterparty.  The impact of the ASR Agreement is included in the numerical disclosures provided in the preceding paragraphs.  Under the terms of the ASR Agreement, the Company paid $100.0 million targeting 4.6 million shares based on the closing price of the Company’s Class A Common Stock on August 28, 2012.  On September 4, 2012, the Company took delivery of 85% of the shares, or 3.9 million shares. The remaining 15% of the payment, or $15 million holdback provision payment, has been applied against Capital in excess of par until final settlement of the contract in the fourth quarter of 2012 and is included in Other in the Financing section of the Consolidated Condensed Statements of Cash Flows.  The final number of shares to be delivered by the counterparty under the ASR Agreement is dependent on the average of the daily volume weighted average price of the Company’s Class A Common Stock over the agreement’s trading period, a discount and the initial number of shares delivered.  Under the terms of the ASR Agreement, the Company will either receive additional shares from the counterparty or be required to deliver additional shares or cash to the counterparty. The Company controls its election to either deliver additional shares or cash to the counterparty.The Company expects to receive additional shares approximating the remaining 15% discussed above in the final settlement of the ASR Agreement during the fourth quarter.

The ASR Agreement discussed in the preceding paragraph was accounted for as an initial treasury stock transaction and a forward stock purchase contract.  The initial repurchase of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share.  The forward stock purchase contract (settlement provision) was considered indexed to the Company’s own stock and was classified as an equity instrument under accounting guidance applicable to contracts in an entity’s own equity. The Company evaluated the forward purchase contract and concluded that the effect would have been antidilutive and therefore excluded from the computation of diluted earnings per share.

Dividends

The Company’s dividend activity during the nine months ended September 30, 2012 was as follows:

	Dividend Per Share	Lexmark International, Inc. Class A Common Stock
Dividend Payment Date		Record Date	Cash Outlay
March 16, 2012	$ 0.25	March 5, 2012	$17.8
June 15, 2012	$ 0.30	June 1, 2012	21.1
September 14, 2012	$ 0.30	August 31, 2012	20.5
Total Dividends			$59.4

The payment of the cash dividends also resulted in the issuance of additional dividend equivalent units to holders of restricted stock units. Diluted weighted average Lexmark Class A share amounts presented reflect this issuance.  All cash dividends and dividend equivalent units are accounted for as reductions of Retained earnings.

Accumulated Other Comprehensive (Loss) Earnings

Accumulated other comprehensive (loss) earnings consist of the following:

	Foreign Currency Translation Adjustment	Pension or Other Postretirement Benefits		Net Unrealized Gain (Loss) on Marketable Securities - OTTI	Net Unrealized Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive (Loss) Earnings
Balance at December 31, 2011	$(20.4)	$	(283.4)	$0.7	$(0.6)	$(303.7)
Change	23.0		6.3	(0.1)	1.7	30.9
Balance at March 31, 2012	$2.6		$(277.1)	$0.6	$1.1	$(272.8)
Change	(24.1)		5.0	0.6	(0.3)	(18.8)
Balance at June 30, 2012	$(21.5)		$(272.1)	$1.2	$0.8	$(291.6)
Change	9.1		3.5	(0.3)	1.7	14.0
Balance at September 30, 2012	$(12.4)		$(268.6)	$0.9	$2.5	$(277.6)

The third quarter net unrealized loss of $0.3 million in the table above for Net Unrealized Gain (Loss) on Marketable Securities – OTTI represents a net decrease in the fair value of available-for-sale debt securities previously written down as OTTI.  The amount does not represent new or additional OTTI.

The September 30, 2012 ending balance of $0.9 million in the table above for Net Unrealized Gain (Loss) on Marketable Securities – OTTI represents the cumulative favorable mark to market adjustment on debt securities for which OTTI was previously recognized under the amended FASB guidance adopted by the Company in 2009.

11.           EARNINGS PER SHARE (“EPS”)

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Numerator:
Net earnings	$0.0	$67.0	$100.0	$251.6
Denominator:
Weighted average shares used to compute basic EPS	68.1	77.2	70.0	78.5
Effect of dilutive securities -
Employee stock plans	0.8	0.8	0.9	0.8
Weighted average shares used to compute diluted EPS	68.9	78.0	70.9	79.3

Basic net EPS	$0.00	$0.87	$1.43	$3.21
Diluted net EPS	$0.00	$0.86	$1.41	$3.17

Restricted stock units (“RSU”), including associated dividend equivalent units, and stock options totaling an additional 4.7 million and 6.9 million shares of Class A Common Stock for the three months ended September 30, 2012 and 2011, respectively, and 4.1 million and 5.7 million shares of Class A Common Stock for the nine month periods ended September 30, 2012 and 2011, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

Under the terms of Lexmark’s RSU agreements, unvested RSU awards contain forfeitable rights to dividends and dividend equivalent units. Because the dividend equivalent units are forfeitable, they are defined as non-participating securities. As of September 30, 2012, there were approximately 81,000 dividend equivalent units outstanding, which will vest at the time that the underlying RSU vests.

In addition to the 4.1 million antidilutive shares for the nine months ended September 30, 2012, mentioned above, unvested restricted stock units with a performance condition that were granted in the first quarter of 2012 were also excluded from the computation of diluted earnings per share. According to FASB guidance on earnings per share, contingently issuable shares are excluded from the computation of diluted EPS if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. If the performance condition were to become satisfied based on actual financial results and the performance awards would have a dilutive impact on EPS, the performance awards included in the diluted EPS calculation would be in the range of 0.0 million to 0.2 million shares depending on the level of achievement.

In August 2012, the Company entered into an accelerated share repurchase agreement.  The Company made a $15 million payment to the counterparty related to a holdback provision included in the ASR agreement, which will not be considered in the calculation of EPS until the final settlement of the contract occurs in the fourth quarter of 2012.  The settlement provision established in the ASR agreement was essentially a forward purchase contract and was therefore a potentially dilutive common stock equivalent.  The Company evaluated the forward purchase contract and concluded that as of September 30, 2012 the effect would be antidilutive and therefore excluded from the computation of diluted EPS.

12.           EMPLOYEE PENSION AND POSTRETIREMENT PLANS

The components of the net periodic benefit cost for both the pension and postretirement plans for the three and nine months ended September 30, 2012 and 2011 were as follows:

Pension Benefits:	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Service cost	$0.8	$0.8	$2.2	$2.4
Interest cost	8.7	9.7	26.3	29.0
Expected return on plan assets	(10.9)	(11.2)	(32.7)	(33.5)
Amortization of net loss	6.6	5.3	19.8	15.7
Curtailment or termination loss (gain)	6.1	(0.5)	6.1	(0.5)
Net periodic benefit cost	$11.3	$4.1	$21.7	$13.1

Other Postretirement Benefits:	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Service cost	$0.2	$0.2	$0.6	$0.7
Interest cost	0.4	0.4	1.1	1.3
Amortization of prior service (benefit) cost	(0.1)	(0.8)	(0.2)	(2.5)
Curtailment or termination loss	1.1	-	1.1	-
Net periodic benefit cost	$1.6	$(0.2)	$2.6	$(0.5)

The September 2012 curtailment or termination benefit losses of $7.2 million are related to the August 2012 Restructuring Plan.

As of September 30, 2012, $36.6 million of contributions have been made. As part of the pension funding provisions contained in the Surface Transportation Extension Act of 2012 passed by Congress in June 2012, full year 2012 expected plan contributions were reduced by $6.3 million. The Company currently expects to contribute approximately $3 million to its pension and other postretirement plans for the remainder of 2012.

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

Lexmark uses fair value hedges to reduce the potentially adverse effects that market volatility may have on its operating results.  Fair value hedges are hedges of recognized assets or liabilities. Lexmark enters into forward exchange contracts to hedge accounts receivable, accounts payable and other monetary assets and liabilities. The forward contracts used in this program generally mature in three months or less, consistent with the underlying asset or liability. Foreign exchange forward contracts may be used as fair value hedges in situations where derivative instruments expose earnings to further changes in exchange rates. Although the Company has historically used interest rate swaps to convert fixed rate financing activities to variable rates, there were no interest rate swaps outstanding as of September 30, 2012.

Net outstanding notional amount of derivative activity as of September 30, 2012 is as follows.  This activity was driven by fair value hedges of recognized assets and liabilities primarily denominated in the currencies below.
Long (Short) Positions by Currency (in USD)	September 30, 2012
CAD	$65.6
PHP	(13.3)
ZAR	13.2
Other, net	3.9
Total	$69.4

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

As of September 30, 2012 and December 31, 2011, the Company had the following net derivative assets (liabilities) recorded at fair value in Prepaid expenses and other current assets (Accrued liabilities) on the Consolidated Condensed Statements of Financial Position:

	Net Asset Position		Net (Liability) Position
Foreign Exchange Contracts	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Gross liability position	$-	$(0.2)	$(0.3)	$(1.2)
Gross asset position	-	0.3	0.2	0.2
Net asset (liability) position	$-	$0.1	$(0.1)	$(1.0)

The Company had the following (gains) and losses related to derivative instruments qualifying and designated as hedging instruments in fair value hedges and related hedged items recorded on the Consolidated Condensed Statements of Earnings:

	Recorded in Cost of revenue				Recorded in Other (income) expense, net
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
Fair Value Hedging Relationships	2012	2011	2012	2011	2012	2011	2012	2011
Foreign Exchange Contracts	$1.6	$1.0	$2.7	$(4.2)	$(1.7)	$8.3	$(2.4)	$(1.2)
Underlying	(0.3)	1.6	2.0	8.0	1.3	(9.1)	0.8	(0.3)
Total	$1.3	$2.6	$4.7	$3.8	$(0.4)	$(0.8)	$(1.6)	$(1.5)

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

ISS offers a broad portfolio of monochrome and color laser printers, laser multifunction products and inkjet all-in-one devices as well as a wide range of supplies and services covering its printing products and technology solutions. In August 2012, the Company announced it will exit the development and manufacturing of the Company’s remaining inkjet hardware.  The Company will continue to provide service, support and aftermarket supplies for its inkjet installed base.

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

The following table includes information about the Company’s reportable segments:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Revenue:
ISS	$878.6	$1,012.3	$2,716.1	$3,048.5
Perceptive Software	40.6	22.6	114.1	65.0
Total revenue	$919.2	$1,034.9	$2,830.2	$3,113.5
Operating income (loss):
ISS	$115.6	$180.2	$453.6	$583.8
Perceptive Software	(21.5)	(7.8)	(52.6)	(21.1)
All other	(81.8)	(73.4)	(239.1)	(212.6)
Total operating income (loss)	$12.3	$99.0	$161.9	$350.1

Operating income (loss) noted above for the three months ended September 30, 2012 includes restructuring and related charges of $52.4 million in ISS and $8.8 million in All other. Operating income (loss) related to Perceptive Software for the three months ended September 30, 2012 includes $11.2 million of amortization expense related to intangible assets acquired by the Company.  Operating income (loss) noted above for the nine months ended September 30, 2012 includes restructuring and related charges of $65.7 million in ISS and $11.0 million in All other. Operating income (loss) related to Perceptive Software for the nine months ended September 30, 2012 includes $29.6 million of amortization expense related to intangible assets acquired by the Company.  In addition, of the $7.2 million in curtailment and termination benefit losses, $4.8 was included in ISS and $2.4 in All Other for the three and nine months ended September 30, 2012.

Operating income (loss) noted above for the three months ended September 30, 2011 includes restructuring and related charges of $0.2 million in ISS and $0.6 million in All Other. Operating income (loss) related to Perceptive Software for the three months ended September 30, 2011 includes $5.0 million of amortization expense related to intangible assets acquired by the Company. Operating income (loss) noted above for the nine months ended September 30, 2011 includes restructuring and related charges (reversals) of $(0.7) million in All other. Operating income (loss) related to Perceptive Software for the nine months ended September 30, 2011 includes $14.9 million of amortization expense related to intangibles acquired by the Company.

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

Appeal briefs for the 02 and 04 actions were filed with the U.S. Court of Appeals for the Sixth Circuit by SCC and the Company.  In a decision dated August 29, 2012, the Sixth Circuit upheld the jury's decision that SCC did not induce patent infringement and the District Court’s dismissal of SCC's federal antitrust claims.  The procedural dismissal of Static Control's Lanham Act claim and state law unfair competition claims by the District Court were reversed and remanded to the District Court.  The Sixth Circuit also limited SCC's damages for being wrongfully enjoined to the bond amount of $250,000.

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

In the Clarity litigation, the parties have reached a settlement of this matter and the litigation was dismissed by the District Court on August 29, 2012.  The financial terms of the settlement are not material to the Company.

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

In March of 2012, the parties reached a settlement of this matter and the litigation has been dismissed.  The financial terms of the settlement are not material to the Company.

Copyright fees

Certain countries (primarily in Europe) and/or collecting societies representing copyright owners' interests have taken action to impose fees on devices (such as scanners, printers and multifunction devices) alleging the copyright owners are entitled to compensation because these devices enable reproducing copyrighted content. Other countries are also considering imposing fees on certain devices. The amount of fees, if imposed, would depend on the number of products sold and the amounts of the fee on each product, which will vary by product and by country. The Company has accrued amounts that it believes are adequate to address the risks related to the copyright fee issues currently pending. The financial impact on the Company, which will depend in large part upon the outcome of local legislative processes, the Company's and other industry participants' outcome in contesting the fees and the Company's ability to mitigate that impact by increasing prices, which ability will depend upon competitive market conditions, remains uncertain. As of September 30, 2012, the Company has accrued approximately $62.8 million for pending copyright fee charges, including litigation proceedings, local legislative initiatives and/or negotiations with the parties involved.  The $0.5 million decrease in the liability compared to December 31, 2011 was due to foreign currency translation. Although it is reasonably possible that amounts may exceed the amount accrued by the Company, such amount, or range of possible loss, given the complexities of the legal issues in these matters, cannot be reasonably estimated by the Company at this time.

As of September 30, 2012, approximately $51.3 million of the $62.8 million accrued for the pending copyright fee issues was related to single function printer devices sold in Germany prior to December 31, 2007.  For the period after 2007, the German copyright levy laws were revised and the Company has been making payments under this revised copyright levy scheme related to single function printers sold in Germany.

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

In December, 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 defers the new requirement to present reclassification adjustments on the face of the financial statements for both interim and annual periods, reinstating the reporting requirements related to reclassification adjustments in effect before ASU 2011-05. The FASB has since reconsidered the presentation requirements deferred by ASU 2011-12 and issued for public comment Proposed Accounting Standards Update, Comprehensive Income (Topic 220): Presentation of Items Reclassified Out of Accumulated Other Comprehensive Income in August, 2012. Under the proposed ASU, an entity would be required to provide in a single footnote enhanced disclosures to better explain the effects of reclassification adjustments on the financial statements. A final ASU has not been issued with respect to the enhanced disclosures proposed by the FASB.

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

Accounting Standards Updates Recently Issued But Not Yet Effective

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 amends the disclosure requirements on offsetting financial instruments, requiring entities to disclose both gross information and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2011-11 does not change the existing offsetting eligibility criteria or the permitted balance sheet presentation for those instruments that meet the eligibility criteria. The amendments will be effective for the Company in the first quarter of fiscal 2013 and must be applied retrospectively, requiring disclosures for comparative periods presented.

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

The FASB issued other guidance during 2012, not discussed above, that related to technical changes of existing guidance or new guidance that is not applicable to the Company’s current financial statements and disclosures.

17.           SUBSEQUENT EVENTS

On October 25, 2012, the Company’s Board of Directors approved a quarterly dividend of $0.30 per share of Class A Common Stock. The dividend is payable December 14, 2012 to stockholders of record on November 30, 2012.

Item 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

OVERVIEW

Lexmark makes it easier for businesses of all sizes to improve their business processes by enabling them to capture, manage and access critical unstructured business information in the context of their business process.   The Company speeds the movement and management of information between the paper and digital worlds. Since its inception in 1991, Lexmark has become a leading developer, manufacturer and supplier of printing, imaging, device management, document workflow, and more recently business process and content management solutions. The Company operates in the office imaging, ECM, BPM, intelligent data capture and search markets. Lexmark’s products include laser printers, inkjet printers, multifunction devices, dot matrix printers and the associated supplies/solutions/services, as well as ECM, BPM, intelligent data capture, search and web-based document imaging and workflow software solutions and services.

The Company is primarily managed along two segments: ISS and Perceptive Software.

•
ISS offers a broad portfolio of monochrome and color laser printers, laser multifunction products (“MFPs”), inkjet all-in-one (“AIO”) devices and accessories, as well as software applications, software solutions and managed print services to help businesses efficiently capture, manage and access information. Laser based products within the distributed printing market primarily serve business customers. ISS employs large-account sales and marketing teams whose mission is to generate demand for its business printing solutions and services, primarily among large corporations as well as the public sector. These sales and marketing teams primarily focus on industries such as financial services, retail, manufacturing, education, government and health care. ISS also markets its products increasingly through small and medium business (“SMB”) sales and marketing teams who work closely with channel partners. ISS distributes and fulfills its products to business customers primarily through its well-established distributor and reseller network. ISS’ products are also sold through solution providers, which offer custom solutions to specific markets, and through direct response resellers. ISS also sells its products through numerous alliances and original equipment manufacturer (“OEM”) arrangements.

•
Perceptive Software offers a complete suite of ECM, BPM, intelligent data capture and enterprise search software products and solutions. The ECM and BPM software and services markets primarily serve business customers. Perceptive Software uses a direct to market sales and broad lead generation approach, employing internal sales and marketing teams that are segmented by industry sector — specifically healthcare, education, public sector/government, financial services and cross industry, which includes areas such as retail and industrial. Perceptive Software also offers a direct channel partner program that allows authorized third-party resellers to market and sell Perceptive Software products and solutions to a distributed market. Perceptive Software has two general forms of software agreements with its customers, perpetual licenses and subscription services. Certain Perceptive Software products are also sold through OEM arrangements.

In August 2012, the Company announced it will exit the development and manufacturing of the Company’s remaining inkjet hardware.  The Company will continue to provide service, support and aftermarket supplies for its inkjet installed base.

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

While focusing on core strategic initiatives, Lexmark has taken actions to improve its cost and expense structure. As a result of the Company’s restructuring initiatives, significant changes have been implemented, from the consolidation and reduction of the manufacturing and support infrastructure and the increased use of shared service centers in low-cost countries, to the recently announced exit of the development and manufacture of the Company’s inkjet hardware.

Lexmark continues to maintain a strong financial position with good cash generation and a solid balance sheet, which positions it to prudently invest in the future of the business. Going forward, the Company plans to continue returning on average more than 50 percent of free cash flow (after operating and capital investment needs) to its shareholders through dividends and share repurchases.

Business Factors

For the third quarter of 2012, total Lexmark revenue was down 11% compared to the same period last year.  Third quarter revenue was negatively impacted by the decline in inkjet revenues as the Company exits inkjet technology as well as economic factors such as a strengthening U.S. dollar and weakened demand environment.  Impacts were most pronounced in the Company’s European operations, but also evident in Latin America and Asia Pacific, as well as North America, as customers delayed delivery schedules on committed purchases and deferred decisions on new transactions.  The decline in inkjet revenue impacted revenue by 6% compared to the same period in 2011.  Currency fluctuations negatively impacted third quarter revenue by 4% compared to the same period in 2011.  Despite these economic headwinds, the Company continued to experience revenue growth in its high value strategic focus segments of Perceptive Software and MPS. Lexmark’s focus continues to be on growing the Company’s laser hardware and supplies revenue as the Company exits its remaining inkjet hardware. For the quarter, hardware revenue decreased 24%, with laser hardware revenue declining 19% and inkjet exit hardware revenue declining 55% YTY. Supplies revenue was down 10% compared to the same period in 2011 with laser supplies declining 5%.  Operating income declined 88% from the same period in 2011, due to lower operating income in the ISS and Perceptive Software segments and All other. The YTY decline in ISS operating income primarily reflects the increase in restructuring related charges and project costs due to the decision to exit inkjet hardware.  ISS operating income was also negatively impacted by unfavorable currency movements and lower global demand. The YTY increase in operating loss for Perceptive Software primarily reflects YTY increases in marketing and development expenditures as well as pre-tax acquisition-related costs and adjustments.  The YTY decrease in All other was primarily due to increased expenses due to restructuring and acquisition related costs when compared to the same periods in 2011. The Company uses the term “inkjet exit” to include consumer and business inkjet hardware and supplies.

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

Perceptive Software

Perceptive Software enhances Lexmark’s capabilities as a document solutions provider, expands the Company’s market opportunity, and provides a core strategic component for Lexmark’s future.  Perceptive Software’s strategy is to deliver affordable, industry and process specific solutions through deep industry expertise and an integrated software platform featuring ECM, BPM, intelligent data capture, enterprise search and process mining technologies that are easy to install, use and support.  In keeping with this strategy, Lexmark acquired Pallas Athena in October of 2011, Brainware in February of 2012, and ISYS and Nolij in March of 2012. Brainware’s intelligent data capture platform extracts critical information from paper documents and electronic unstructured content enabling customers to more efficiently perform business processes.  ISYS’s search solutions deliver powerful text mining and enterprise and federated search capabilities across a wide range of platforms enabling customers to facilitate rapid discovery of critical intelligence for more informed decision making. Nolij’s software is a fully web-based document imaging and workflow platform that includes innovative, native support for mobile devices and forms processing capabilities, focused on the education market.  Key strategic initiatives of Perceptive Software include:

•	Advancing and growing the Company’s ECM, BPM, intelligent data capture and search business internationally, leveraging Lexmark’s global infrastructure;

•	Expanding and strengthening the Company’s ECM, BPM, intelligent data capture and search product lines; and

•	Expanding the Company’s rate of participation in ECM, BPM, intelligent data capture and search market opportunities.

Operating Results Summary

The following discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements and Notes thereto. The following table summarizes the results of the Company’s operations for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30				Nine Months Ended September 30
	2012		2011		2012		2011
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev
Revenue	$919.2	100.0%	$1,034.9	100.0%	$2,830.2	100%	$3,113.5	100.0%
Gross profit	328.4	35.7	381.7	36.9	1,070.4	37.8	1,184.5	38.0
Operating expense	316.1	34.4	282.7	27.3	908.5	32.1	834.4	26.8
Operating income	12.3	1.3	99.0	9.6	161.9	5.7	350.1	11.2
Net earnings	0.0	0.0	67.0	6.5	100.0	3.5	251.6	8.1

Current quarter

For the third quarter of 2012, total revenue was $919.2 million or down 11.2% compared to the same period in 2011. Gross profit decreased 14.0%, Operating expense increased 11.8% and Operating income decreased 87.6% when compared to the same period in 2011.

Net earnings for the third quarter of 2012 decreased 100.0% from the prior year primarily due to lower operating income. Operating income for the third quarter of 2012 included $69.1 million of pre-tax restructuring-related charges and project costs as well as $17.3 million of pre-tax acquisition-related adjustments.  Operating income for the third quarter of 2011 included $2.8 million of pre-tax restructuring-related charges and project costs as well as $5.8 million of pre-tax acquisition-related adjustments.

Year to date

For the nine months ended September 30, 2012, consolidated revenue was $2.8 billion, down 9.1% compared to prior year.  Gross profit decreased 9.6%, Operating expense increased 8.9% and Operating income decreased 53.8% when compared to the same period in 2011.

Net earnings for the nine months ended September 30, 2012 decreased 60.3% from the prior year primarily due to lower operating income.  Operating income for the nine months ended September 30, 2012 included $88.7 million of pre-tax restructuring-related charges and project costs as well as $50.0 million of pre-tax acquisition-related adjustments.  Operating income for the nine months ended September 30, 2011 included $10.0 million of pre-tax restructuring-related charges and project costs and $19.1 million of pre-tax acquisition-related adjustments.

Revenue

Revenue declined YTY driven by the impact of currency, weakness in Europe, and the natural decline from the Company’s decision to exit inkjet technology.

For the third quarter of 2012, consolidated revenue decreased 11% YTY, of which approximately 6% was due to the Company’s exit of inkjet technology and 4% was due to the negative impact of currency. Hardware revenue decreased 24% and supplies revenue decreased 10% YTY, partially offset by an increase of 25% in revenue from software and other driven by the 80% YTY growth in Perceptive Software.

For the nine months ended September 30, 2012, consolidated revenue decreased 9% YTY, of which approximately 6% was due to the Company’s exit of inkjet technology and 3% was due to the negative impact of currency. Hardware revenue decreased 17% and supplies revenue decreased 9% YTY, partially offset by an increase of 20% in revenue from software and other driven by the 75% YTY growth in Perceptive Software.

The following table provides a breakdown of the Company’s revenue by segment:

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2012	2011	% Change	2012	2011	% Change
ISS	$ 878.6	$ 1,012.3	(13.2)%	$ 2,716.1	$ 3,048.5	(10.9)%
Perceptive Software	40.6	22.6	79.6	114.1	65.0	75.5
Total revenue	$ 919.2	$ 1,034.9	(11.2)%	$ 2,830.2	$ 3,113.5	(9.1)%

ISS

During the third quarter of 2012, ISS revenue decreased 13% YTY. Currency negatively impacted revenue by 4% YTY in the third quarter. Hardware revenue declined 24% YTY. Laser hardware, which is comprised of large workgroup hardware and small workgroup hardware, saw revenue decline 19% YTY.  Large workgroup laser hardware revenue, which represented about 74% of total hardware revenue in the third quarter 2012, was down 20% YTY driven by a 15% decline in average-unit-revenue (“AUR”) and 6% decline in units. The decline in large workgroup revenue was driven by weak global demand, pricing pressures seen globally, and unfavorable product mix.  Small workgroup laser hardware revenue, which in the third quarter represented 18% of total hardware revenue, declined 11% YTY driven by an 8% decline in units. Small workgroup AUR declined 3%. Inkjet exit hardware revenue, which in the third quarter represented 8% of total hardware revenue, declined 55% YTY as the Company exits inkjet technology. Supplies revenue in the third quarter was down 10% compared to the same period in 2011. Laser supplies revenue declined 5% YTY driven by a 4% negative currency impact and a weak demand environment, particularly in EMEA.  Inkjet exit supplies revenue declined 24% YTY due to ongoing and expected declines in the inkjet install base as the Company exits inkjet technology. The Company uses the term “large workgroup” to include departmental, large workgroup, and medium workgroup lasers, dot matrix printers and options. The term “small workgroup” includes small workgroup and personal lasers.

For the nine months ended September 30, 2012, ISS revenue decreased 11% compared to prior year. Currency negatively impacted revenue 3% YTY during the nine months ended September 30, 2012. Hardware revenue declined 17% YTY and laser hardware revenue declined 9% YTY.  Large workgroup laser hardware revenue, which represented about 75% of total hardware revenue in the nine months ended September 30, 2012, was down 9% YTY driven by a 9% decline in AUR.  The decline in large workgroup hardware was driven by negative currency, global pricing pressures and unfavorable product mix.  Small workgroup laser hardware revenue, which in the nine months ended September 30, 2012 represented 18% of total hardware revenue, declined 10% YTY driven by an 8% decline in units. Small workgroup AUR declined 3%. Inkjet exit hardware revenue, which in the nine months ended September 30, 2012 represented 6% of total hardware revenue, declined 63% YTY as the Company exits inkjet technology.  Supplies revenue in the nine months ended September 30, 2012 was down 9% compared to the same period in 2011. Laser supplies revenue declined 5% YTY driven by a 4% negative currency impact.  Inkjet exit supplies revenue declined 21% YTY due to ongoing and expected declines in the inkjet install base as the Company exits inkjet technology.

Perceptive Software

For the three and nine months ended September 30, 2012, revenue for Perceptive Software increased 80% and 75%, respectively, compared to the same periods in 2011.  Under the accounting guidance for business combinations, deferred revenue related to service contracts assumed as part of an acquisition must be recognized initially at fair value.  As a result, the Company was not able to recognize as revenue a portion of deferred revenue that originated prior to the dates of acquisition. Excluding the impact of these adjustments, revenue for Perceptive Software for the three and nine months ended September 30, 2012 increased 88% and 73%, respectively, compared to the same periods in 2011.  The YTY increases are due to the acquisitions of Pallas Athena in the fourth quarter of 2011, and Brainware, ISYS and Nolij in the first quarter of 2012, as well as organic growth in Perceptive Software.

See “Acquisition-related Adjustments” section that follows for further discussion.

Revenue by geography:

The following table provides a breakdown of the Company’s revenue by geography:

	Three Months Ended September 30				Nine Months Ended September 30
(Dollars in millions)	2012	2011	% Change		2012	2011	% Change
United States	$445.0	$457.9	(2.8	) %	$1,259.3	$1,328.6	(5.2	) %
Europe, the Middle East & Africa ("EMEA")	288.6	359.2	(19.7)		988.8	1,128.4	(12.4)
Other International	185.6	217.8	(14.8)		582.1	656.5	(11.3)
Total revenue	$919.2	$1,034.9	(11.2	) %	$2,830.2	$3,113.5	(9.1	) %

For the three and nine months ended September 30, 2012, the decline in revenues compared to the same period in 2011, for all regions, principally reflects a weakened demand environment.  Declines in EMEA, Latin America and Asia Pacific also reflect the impact of the stronger dollar. For the three and nine months ended September 30, 2012, currency exchange rates had a 4% and 3%, respectively, unfavorable impact on Total revenue when compared to the same periods in 2011.

Gross Profit

The following table provides gross profit information:

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2012	2011	% Change	2012	2011	% Change
Gross profit dollars	$328.4	$381.7	(14.0)%	$1,070.4	$1,184.5	(9.6)%
% of revenue	35.7%	36.9%	-1.2 pts	37.8%	38.0%	-0.2 pts

For the three months ended September 30, 2012, consolidated gross profit decreased 14% while gross profit as a percentage of revenue declined 1.2 percentage points compared to the same period in 2011. Gross profit margin versus the same period in 2011 was impacted by a 3.8 percentage point decrease due to higher YTY cost of restructuring and acquisition-related activities. Gross profit margin was also impacted by a 1.6 percentage point decrease YTY due to lower product margins, primarily due to pricing pressures and unfavorable movements in currency. These were partially offset by a 4.2 percentage point YTY increase due to a favorable mix shift driven by lower hardware, principally inkjet, relative to supplies as well as more software.

For the nine months ended September 30, 2012, consolidated gross profit decreased 10% while gross profit as a percentage of revenue remained fairly flat compared to the same period in 2011. Gross profit margin versus the same period in 2011 was impacted by a 2.3 percentage point decrease YTY due to lower product margins. Gross profit margin was also impacted by a 1.7 percentage point decrease due to higher YTY cost of restructuring and acquisition-related activities. These were partially offset by a 3.8 percentage point YTY increase due to a favorable mix shift driven by lower hardware, principally inkjet, relative to supplies as well as more software.

Gross profit for the three months ended September 30, 2012 included $28.8 million of pre-tax restructuring-related charges and project costs as well as $10.5 million of pre-tax acquisition-related adjustments.  Gross profit for the nine months ended September 30, 2012 included $36.5 million of pre-tax restructuring-related charges and project costs along with $24.7 million of pre-tax acquisition-related adjustments.

Gross profit for the three months ended September 30, 2011 included $0.5 million of pre-tax restructuring-related charges and project costs and $4.0 million of pre-tax acquisition-related adjustments.  Gross profit for the nine months ended September 30, 2011 included $0.8 million of pre-tax restructuring-related charges and project costs and $14.9 million of pre-tax acquisition-related adjustments.

See “Restructuring and Related Charges and Project Costs” and “Acquisition-related Adjustments” sections that follow for further discussion.

Operating Expense

The following table presents information regarding the Company’s operating expenses during the periods indicated:

	Three Months Ended September 30				Nine Months Ended September 30
	2012		2011		2012		2011
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev
Research and development	$ 93.5	10.2%	$ 95.0	9.2%	$ 284.7	10.1%	$ 276.3	8.9%
Selling, general & administrative	199.9	21.7	187.3	18.1	595.6	21	560.4	18
Restructuring and related charges (reversals)	22.7	2.5	0.4	-	28.2	1	(2.3)	(0.1)
Total operating expense	$ 316.1	34.4%	$ 282.7	27.3%	$ 908.5	32.1%	$ 834.4	26.8%

For the three and nine months ended September 30, 2012, Total operating expense increased 12% and 9%, respectively, compared to the same periods in 2011. The increases were primarily due to higher pre-tax restructuring and related charges and related project costs. The remaining increases were primarily in the Perceptive Software segment and were driven by marketing and development expenditures as well as pre-tax acquisition related costs and adjustments from companies acquired over the last four quarters. Restructuring and related charges increased YTY primarily in the ISS segment and in All Other, and were driven by the Company’s latest restructuring actions announced in the third quarter of 2012 related to the Company’s exiting of the development and manufacture of its remaining inkjet hardware.

See discussion below of restructuring and related charges and project costs and acquisition-related adjustments included in the Company’s operating expenses for the periods presented in the table above.

For the three and nine months ended September 30, 2012, the Company incurred $40.3 and $52.2 million, respectively, of pre-tax restructuring and related charges and project costs in operating expenses due to the Company’s restructuring plans. Of the $40.3 million of pre-tax restructuring and related charges and project costs incurred for the three months ended September 30, 2012, $17.6 million is included in Selling, general and administrative while $22.7 million is included in Restructuring and related charges (reversals) on the Company’s Consolidated Condensed Statements of Earnings. Of the $52.2 million of pre-tax restructuring and related charges and project costs incurred for the nine months ended September 30, 2012, $24.0 million is included in Selling, general and administrative while $28.2 million is included in Restructuring and related charges (reversals) on the Company’s Consolidated Condensed Statements of Earnings. Additionally, for the three and nine months ended September 30, 2012, the Company incurred $6.8 million and $25.3 million, respectively, of pre-tax costs associated with acquisition-related adjustments. Of the $6.8 million of pre-tax costs associated with acquisition-related adjustments incurred for the three months ended September 30, 2012, $0.4 million is included in Research and development, and $6.4 million is included in Selling, general, and administrative on the Company’s Consolidated Condensed Statements of Earnings. Of the $25.3 million of pre-tax costs associated with acquisition-related adjustments incurred for the nine months ended September 30, 2012, $0.7 million is included in Research and development, and $24.6 million is included in Selling, general, and administrative on the Company’s Consolidated Condensed Statements of Earnings.

For the three and nine months ended September 30, 2011, the Company incurred $2.3 and 9.2 million, respectively, of pre-tax restructuring and related charges and project costs in operating expenses due to the Company’s restructuring plans. Of the $2.3 million of pre-tax restructuring and related charges and project costs incurred for the three months ended September 30, 2011, $1.9 million is included in Selling, general and administrative while $0.4 million is included in Restructuring and related charges (reversals) on the Company’s Consolidated Condensed Statements of Earnings. Of the $9.2 million of pre-tax restructuring and related charges and project costs incurred for the nine months ended September 30, 2011, $11.5 million is included in Selling, general and administrative while $(2.3) million is included in Restructuring and related charges (reversals) on the Company’s Consolidated Condensed Statements of Earnings. Additionally, for the three and nine months ended September 30, 2011, the Company incurred $1.8 million and $4.2 million, respectively, of pre-tax costs associated with acquisition-related adjustments. Of the $1.8 million of pre-tax costs associated with acquisition-related adjustments incurred for the three months ended September 30 2011, $0.1 million is included in Research and development, and $1.7 million is included in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings.  Of the $4.2 million of pre-tax costs associated with acquisition-related adjustments incurred for the nine months ended September 30 2011, $0.3 million is included in Research and development, and $3.9 million is included in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings.

See “Restructuring and Related Charges and Project Costs” and “Acquisition-related Adjustments” sections that follow for further discussion.

Operating Income (Loss)

The following table provides operating income by segment:

	Three Months Ended September 30				Nine Months Ended September 30
(Dollars in millions)	2012	2011	% Change		2012	2011	% Change
ISS	$115.6	$180.2	(35.8)%		$453.6	$583.8	(22.3)%
% of segment revenue	13.2%	17.8%	-4.6	pts	16.7%	19.2%	-2.5	pts

Perceptive Software	(21.5)	(7.8)	(175.6)%		(52.6)	(21.1)	(149.3)%
% of segment revenue	(53.0)%	(34.5)%	-18.5	pts	(46.1)%	(32.5)%	-13.6	pts

All other	(81.8)	(73.4)	(11.4)%		(239.1)	(212.6)	(12.5)%
Total operating income (loss)	$12.3	$99.0	(87.6)%		$161.9	$350.1	(53.8)%
% of total revenue	1.3%	9.6%	-8.3	pts	5.7%	11.2%	-5.5	pts

For the three and nine months ended September 30, 2012, the decrease in consolidated operating income compared to the same period in 2011, reflected lower operating income in the ISS and Perceptive Software segments and in All other. The YTY decline in ISS operating income primarily reflects an increase in restructuring and related expenses and project costs, as well as the negative impact on income of unfavorable currency movements and lower global demand.  The YTY increase in operating loss for Perceptive Software reflects YTY increases in marketing and development expenditures and pre-tax acquisition-related costs and adjustments.  The YTY increase in expenses included in All other reflects the YTY increase in restructuring related charges and project costs.

For the three months ended September 30, 2012, the Company incurred total pre-tax restructuring-related charges and project costs related to the Company’s restructuring plans of $57.2 million in ISS and $11.9 million in All other, as well as pre-tax acquisition-related items of $13.3 million primarily in the Perceptive Software segment and $4.0 million recognized in All other. For the nine months ended September 30, 2012, the Company incurred total pre-tax restructuring-related charges and project costs related to the Company’s restructuring plans of $71.3 million in ISS and $17.4 million in All other, as well as pre-tax acquisition-related items of $34.9 million primarily in the Perceptive Software segment and $15.1 million recognized in All other.

For the three months ended September 30, 2011, the Company incurred total pre-tax restructuring-related charges and project costs related to the Company’s restructuring plans of $0.5 million in ISS and $2.3 million in All other as well as pre-tax acquisition-related items of $5.3 million primarily in the Perceptive Software segment and $0.5 million recognized in All other. For the nine months ended September 30, 2011, the Company incurred total pre-tax restructuring-related charges and project costs related to the Company’s restructuring plans of $3.7 million in ISS and $6.3 million in All other as well as pre-tax acquisition-related items of $18.9 million primarily in the Perceptive Software segment and $0.2 million recognized in All other.

See “Restructuring and Related Charges and Project Costs” and “Acquisition-related Adjustments” sections that follow for further discussion.

Interest and Other

The following table provides interest and other information:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2012	2011	2012	2011
Interest (income) expense, net	$7.7	$7.5	$22.1	$22.3
Other expense (income), net	(0.2)	(0.4)	0.5	(0.7)
Total interest and other (income) expense, net	$7.5	$7.1	$22.6	$21.6

During the third quarter of 2012, total interest and other (income) expense, net, was an expense of $7.5 million, a 6% increase compared to the third quarter of 2011.

For the nine months ended September 30, 2012, total interest and other (income) expense, net was an expense of $22.6 million, a 5% increase compared to the nine months ended September 30, 2011.

Provision for Income Taxes and Related Matters

The Provision for income taxes for the three months ended September 30, 2012, was an expense of $4.8 million or an effective tax rate of 100.0%, compared to an expense of $24.9 million or an effective tax rate of 27.0% for the three months ended September 30, 2011.  The difference in these rates (excluding discrete items) is primarily due to the decrease in the earnings before income taxes for the third quarter of 2012 as compared to the third quarter of 2011.

The Provision for income taxes for the nine months ended September 30, 2012 was an expense of $39.3 million or an effective tax rate of 28.2%, compared to an expense of $76.9 million or an effective tax rate of 23.4% for the nine months ended September 30, 2011. The difference in these rates (excluding discrete items) is primarily due to a shift in the expected geographic distribution of earnings for 2012 and to the fact that the U.S. research and experimentation tax credit was not in effect as of September 30, 2012, but was in effect as of September 30, 2011. For the nine months ended September 30, 2012, the Company increased income tax expense by $0.8 million for adjustments to amounts accrued for tax years prior to 2012, and by $0.3 million in connection with the resolution of the audit of its U.S. income tax returns for the tax years 2008 and 2009.

Net Earnings and Earnings per Share

The following table summarizes net earnings and basic and diluted net earnings per share:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share amounts)	2012	2011	2012	2011
Net earnings	$0.0	$67.0	$100.0	$251.6

Basic earnings per share	$-	$0.87	$1.43	$3.21
Diluted earnings per share	$-	$0.86	$1.41	$3.17

Net earnings for the three and nine months ended September 30, 2012 decreased 100.0% and 60.3%, respectively, from the prior year. For the three and nine months ended September 30, 2012, the decrease in net earnings was primarily driven by lower operating income combined with a higher effective tax rate when compared to the same periods in 2011 due to changes in the global mix of earnings.  For the three and nine months ended September 30, 2012, the YTY change in basic and diluted earnings per share was primarily due to the change in net earnings.

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

On August 28, 2012, the Company announced a restructuring plan (the “August 2012 Plan”).  The August 2012 Plan restructuring includes exiting the development and manufacturing of the company’s remaining inkjet hardware.  The Company will continue to provide service, support and aftermarket supplies for its inkjet installed base and is currently in the process of identifying potential buyers and gauging interest in its inkjet technology and intellectual property. The asset group did not qualify as held for sale under the FASB guidance on accounting for the impairment or disposal of long-lived assets at September 30, 2012. Reductions will occur primarily in inkjet-related manufacturing, research and development and supply chain as well as other support functions. The Company expects these actions to be principally complete by the end of 2015.

The August 2012 Plan is expected to impact about 1,700 positions worldwide, including 1,100 manufacturing positions. The August 2012 Plan will result in total pre-tax charges, including project costs, of approximately $160 million with approximately $103 million to be incurred in 2012 ($64 million of which was incurred in the third quarter 2012), $35 million to be incurred in 2013 and the remaining $22 million to be incurred in 2014 and 2015.  The Company expects the total cash costs of the August 2012 Plan to be approximately $75 million with approximately $58 million to be incurred in 2012 ($21.4 million of which was incurred in the third quarter of 2012), $14 million impacting 2013, and the remaining $3 million impacting 2014 and 2015.  The anticipated timing of cash outlays for the August 2012 Restructuring Plan is $36 million in 2012, $35 million in 2013 and the remaining $4 million in 2014 and 2015.  Lexmark expects the August 2012 Plan to generate savings of approximately $1 million in 2012, approximately $85 million in 2013 and ongoing annual savings beginning in 2015 of approximately $95 million, of which approximately $85 million will be cash savings.  These ongoing savings should be split approximately 65% to operating expense and 35% to cost of revenue.

On January 31, 2012, the Company announced restructuring actions (the “January 2012 Restructuring Plan”) as part of Lexmark’s ongoing strategy to increase the focus of its talent and resources on higher usage business platforms. This action will better align the Company’s sales and marketing resources with its business customer focus, adjust manufacturing capacity in its declining legacy product lines, and align and reduce its support structure consistent with its focus on business customers. The Company expects to redeploy a significant portion of the savings from these initiatives towards business products, solutions and channels.  The January 2012 Restructuring Plan includes reductions primarily in the areas of manufacturing, marketing, sales and other infrastructure. The Company expects these actions to be principally complete by the end of the first quarter 2013.

The January 2012 Restructuring Plan is expected to impact about 625 positions worldwide.   Total pre-tax charges, including project costs, of approximately $35 million are expected for the January 2012 Restructuring Plan, with total cash cost expected to be approximately $22 million.  Including the $7.6 million of charges incurred in 2011, the Company has incurred $28.9 million of total charges for the January 2012 Restructuring Plan.  Lexmark expects the January 2012 Restructuring Plan to generate savings of approximately $15 million in 2012 and ongoing cash savings beginning in 2013 of approximately $28 million. These ongoing savings should be split approximately 80% to operating expense and 20% to cost of revenue.

Refer to Note 5 of the Notes to Consolidated Condensed Financial Statements for a description of the Company’s Other Restructuring Actions.  The Other Restructuring Actions are substantially completed and any remaining charges to be incurred are expected to be immaterial.

Refer to Note 5 of the Notes to Consolidated Condensed Financial Statements for a rollforward of the liability incurred for the August 2012 Restructuring Plan, the January 2012 Restructuring Plan and the Other Restructuring Actions.

Impact to 2012 Financial Results

For the three months ended September 30, 2012, the Company incurred charges, including project costs, of $69.1 million for its restructuring plans as follows:

(Dollars in millions)	August 2012 Restructuring-related Charges (Note 5)	August 2012 Restructuring-related Pension Costs (Note 12)	August 2012 Total	January 2012 Restructuring-related Charges (Note 5)	January 2012 Restructuring-related Project Costs	January 2012 Total	Other Actions Restructuring-related Charges (Note 5)	Other Actions Total	Total
Accelerated depreciation charges	$ 20.9	$ -	$ 20.9	$ 1.5	$ -	$ 1.5	$ 0.1	$ 0.1	$ 22.5
Excess components and other inventory-related charges	13.9	-	13.9			-	-	-	13.9
Impairment on long-lived assets held for sale	0.6	-	0.6	-	-	-	1.5	1.5	2.1
Employee termination benefit charges	16.7	-	16.7	0.4	-	0.4	-	-	17.1
Contract termination and lease charges	4.7	-	4.7	-	-	-	0.9	0.9	5.6
Pension and post retirement curtailment loss and termination benefits	-	7.2	7.2	-	-	-	-	-	7.2
Project costs	-			-	0.7	0.7	-	-	0.7
Total restructuring-related charges/project costs	$ 56.8	$ 7.2	$ 64.0	$ 1.9	$ 0.7	$ 2.6	$ 2.5	$ 2.5	$ 69.1

The Company incurred accelerated depreciation charges of $14.3 million and $8.2 million, respectively, in Cost of revenue and Selling, general and administrative on the Consolidated Condensed Statements of Earnings. Excess components and other inventory-related charges of $13.9 million were incurred in Cost of revenue, and $0.6 million and $1.5 million, respectively, of impairment charges related to long-lived assets held for sale were incurred in Cost of revenue and Selling, general and administrative on the Consolidated Condensed Statements of Earnings. Total employee termination benefit and contract termination benefit charges of $17.1 million and $5.6 million, respectively, are included in Restructuring and related charges (reversals), and restructuring-related project costs and pension curtailment expenses of $0.7 million and $7.2 million, respectively, are included in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings.

For the three months ended September 30, 2012, the Company incurred restructuring and related charges and project costs related to the August 2012 Plan of $54.4 million in ISS and $9.6 million in All other. The Company incurred restructuring and related charges and project costs related to the January 2012 Restructuring Plan of $1.9 million in ISS and $0.7 million in All other, and incurred restructuring and related charges and project costs related to the Other Restructuring Actions of $0.9 million in ISS and $1.6 million in All other.

For the nine months ended September 30, 2012, the Company incurred charges, including project costs, of $88.7 million for its restructuring plans as follows:

(Dollars in millions)	August 2012 Restructuring-related Charges (Note 5)	August 2012 Restructuring-related Pension Costs (Note 12)	August 2012 Total	January 2012 Restructuring-related Charges (Note 5)	January 2012 Restructuring-related Project Costs	January 2012 Total	Other Actions Restructuring-related Charges (Note 5)	Other Actions Restructuring-related Project Costs	Other Actions Total	Total
Accelerated depreciation charges	$ 20.9	$ -	$20.9	$ 11.5	$ -	$ 11.5	$ 0.1	$ -	$ 0.1	$ 32.5
Excess components and other inventory-related charges	13.9	-	13.9	-	-	-	-	-	-	13.9
Impairment on long-lived assets held for sale	0.6	-	0.6	-	-	-	1.5	-	1.5	2.1
Employee termination benefit charges	16.7	-	16.7	5.3	-	5.3	0.6	-	0.6	22.6
Contract termination and lease charges	4.7	-	4.7	-	-	-	0.9	-	0.9	5.6
Pension and post retirement curtailment loss and termination benefits	-	7.2	7.2	-	-	-	-	-	-	7.2
Project costs	-	-	-	-	4.5	4.5	-	0.3	0.3	4.8
Total restructuring-related charges/project costs	$ 56.8	$ 7.2	$64.0	$ 16.8	$ 4.5	$ 21.3	$ 3.1	$ 0.3	$ 3.4	$ 88.7

The Company incurred accelerated depreciation charges of $22.0 million in Cost of revenue and $10.5 million in Selling, general and administrative on the Consolidated Condensed Statements of Earnings. Excess components and other inventory-related charges of $13.9 million were incurred in Cost of revenue and $0.6 million and $1.5 million, respectively, of impairment charges related to long-lived assets held for sale were incurred in Cost of revenue and Selling, general and administrative on the Consolidated Condensed Statements of Earnings. Total employee termination benefit and contract termination and lease charges of $22.6 million and $5.6 million, respectively, are included in Restructuring and related charges (reversals), and restructuring-related project costs and pension curtailment expenses of $4.8 million and $7.2 million, respectively, are included in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings.

For the nine months ended September 30, 2012, the Company incurred restructuring and related charges and project costs related to the August 2012 Plan of $54.4 million in ISS and $9.6 million in All other. The Company incurred restructuring and related charges and project costs related to the January 2012 Restructuring Plan of $15.4 million in ISS and $5.9 million in All other, and incurred restructuring and related charges and project costs related to the Other Restructuring Actions of $1.5 million in ISS and $1.9 million in All other.

Impact to 2011 Financial Results

For the three months ended September 30, 2011, the Company incurred charges, including project costs, of $2.8 million for its restructuring plans as follows:

(Dollars in millions)	Other Actions Restructuring-related Charges (Note 5)	Other Actions Restructuring-related Project Costs	Total
Accelerated depreciation charges	$0.4	$-	$0.4
Employee termination benefit charges	0.4	-	0.4
Project costs	-	2.0	2.0
Total restructuring-related charges/project costs	$0.8	$2.0	$2.8

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

For the three months ended September 30, 2011, the Company incurred restructuring and related charges and project costs related to the Other Restructuring Actions of $0.5 million in ISS and $2.3 million in All other.

For the nine months ended September 30, 2011, the Company incurred charges (reversals), including project costs, of $10.0 million for its restructuring plans as follows:

(Dollars in millions)	Other Actions Restructuring-related Charges (Note 5)	Other Actions Restructuring-related Project Costs	Total
Accelerated depreciation charges	$0.6	$-	$0.6
Impairments on long-lived assets held for sale	1.0	-	1.0
Employee termination benefit charges (reversals)	(1.8)	-	(1.8)
Contract termination and lease charges (reversals)	(0.5)	-	(0.5)
Project costs	-	10.7	10.7
Total restructuring-related charges/project costs (reversals)	$(0.7)	$10.7	$10.0

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

For the nine months ended September 30, 2011, the Company incurred restructuring and related charges (reversals) and project costs related to the Other Restructuring Actions of $3.7 million in ISS and $6.3 million in All other.

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

Pre-tax acquisition-related adjustments affected the Company’s financial results as follows:
(Dollars in Millions)	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Adjustment to revenue	$2.0	$0.1	$4.8	$3.6
Amortization of intangible assets	11.3	5.2	30.1	15.3
Acquisition and integration costs	4.0	0.5	15.1	0.2
Total acquisition-related adjustments	$17.3	$5.8	$50.0	$19.1

Adjustments to revenue result from business combination accounting rules when deferred revenue balances for service contracts assumed as part of acquisitions are adjusted down to fair value. Fair value approximates the cost of fulfilling the service obligation, plus a reasonable profit margin. Subsequent to acquisitions, the Company analyzes the amount of amortized revenue that would have been recognized had the acquired company remained independent and had the deferred revenue balances not been adjusted to fair value. The $2.0 million and $4.8 million downward adjustments to revenue for the three and nine months ended September 30, 2012, respectively, as well as the $0.1 million and $3.6 million downward adjustments to revenue for the three and nine months ended September 30, 2011, respectively, are reflected in Revenue presented on the Company’s Consolidated Condensed Statements of Earnings. The Company expects pre-tax adjustments to deferred revenue of approximately $1 million for the remainder of 2012. For full year 2013 the Company expects pre-tax adjustments to deferred revenue of approximately $1 million.

Due to business combination accounting rules, intangible assets are recognized as a result of acquisitions which were not previously presented on the balance sheet of the acquired company. These intangible assets consist primarily of purchased technology, customer relationships, trade names, in-process R&D and non-compete agreements. Subsequent to the acquisition date, some of these intangible assets begin amortizing and represent an expense that would not have been recorded had the acquired company remained independent. The Company incurred the following on the Consolidated Condensed Statements of Earnings for the amortization of intangible assets.

Amortization of intangible assets

(Dollars in Millions)	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Recorded in Cost of revenue	$8.5	$3.9	$19.9	$11.3
Recorded in Research and development	0.4	0.1	0.7	0.3
Recorded in Selling, general and administrative	2.4	1.2	9.5	3.7
Total amortization of intangible assets	$11.3	$5.2	$30.1	$15.3

The Company expects pre-tax charges for the amortization of intangible assets of approximately $11 million for the remainder of 2012. For full year 2013, the Company expects pre-tax charges for the amortization of intangible assets of approximately $45 million.

In connection with its acquisitions, the Company incurs acquisition and integration expenses that would not have been incurred otherwise. The acquisition costs include items such as investment banking fees, legal and accounting fees, and costs of retention bonus programs for the senior management of the acquired company. Integration costs may consist of information technology expenses, consulting costs and travel expenses as well as non-cash charges related to the abandonment of assets under construction by the Company that are determined to be duplicative of assets of the acquired company. The costs are expensed as incurred and can vary substantially in size from one period to the next. For these reasons, management excludes these expenses from non-GAAP earnings in order to evaluate the Company’s performance on a continuing and comparable basis. For the three and nine months ended September 30, 2012 the Company incurred $4.0 million and $15.1 million, respectively, for acquisition and integration costs. Elections made by the Company in the second quarter of 2011 concerning the retention bonus program for the senior management of an acquired company resulted in acquisition and integration expenses of $0.5 million and $0.2 million, respectively, for the three and nine months ended September 30, 2011. Acquisition and integration costs were recognized in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings. The Company expects pre-tax charges for acquisition and integration expenses of approximately $2 million for the remainder of 2012. For full year 2013, the Company expects pre-tax charges for acquisition and integration expenses of approximately $1 million.

Adjustments to revenue and amortization of intangible assets were recognized primarily in the Perceptive Software reportable segment. Acquisition and integration costs were recognized primarily in All other.

FINANCIAL CONDITION

Lexmark’s financial position remains strong at September 30, 2012, with working capital of $479.6 million despite a decrease compared to $1,085.5 million at December 31, 2011. The $605.9 million decrease in working capital accounts was due in part to the $290.1 million decrease in Cash and cash equivalents and Marketable securities driven by business acquisitions.  These acquisitions shifted a substantial amount of current assets to noncurrent assets, primarily intangible assets and goodwill.  Additionally, the Company repurchased shares in the amount of $175.0 million and made cash dividend payments of $59.4 million during the nine months ended September 30, 2012.  The Company also reclassified $349.9 million of long-term debt with a maturity date of June 1, 2013, to a current liability in the second quarter of 2012.

At September 30, 2012 and December 31, 2011, the Company had senior note debt of $649.4 million and $649.3 million, respectively. Of the $649.4 million, $349.9 million was classified as the current portion at September 30, 2012.  The Company had no amounts outstanding under its U.S. trade receivables financing program or its revolving credit facility at September 30, 2012 or December 31, 2011.

The debt to total capital ratio was stable at 33% at September 30, 2012 and 32% at December 31, 2011. The debt to total capital ratio is calculated by dividing the Company’s outstanding debt by the sum of its outstanding debt and total stockholders’ equity.

The following table summarizes the results of the Company’s Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30
(Dollars in millions)	2012	2011
Net cash flow provided by (used for):
Operating activities	$274.7	$227.0
Investing activities	(205.1)	(65.1)
Financing activities	(246.0)	(123.2)
Effect of exchange rate changes on cash	0.0	(2.3)
Net change in cash and cash equivalents	$(176.4)	$36.4

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

As of September 30, 2012, the Company held $859.3 million in Cash and cash equivalents and current Marketable securities. The Company’s ability to fund operations from these balances could be limited by the liquidity in the market as well as possible tax implications of moving proceeds across jurisdictions. Of this amount, approximately $830.1 million of Cash and cash equivalents and current Marketable securities were held by foreign subsidiaries. The Company utilizes a variety of financing strategies with the objective of having its worldwide cash available in the locations where it is needed. However, if amounts held by foreign subsidiaries were needed to fund operations in the U.S., the Company could be required to accrue and pay taxes to repatriate a large portion of these funds. The Company’s intent is to permanently reinvest undistributed earnings of low tax rate foreign subsidiaries and current plans do not demonstrate a need to repatriate earnings to fund operations in the U.S.

As of December 31, 2011, the Company held $1,149.4 million in Cash and cash equivalents and current Marketable securities. Of this amount, approximately $988.4 million of Cash and cash equivalents and current Marketable securities were held by foreign subsidiaries.

A discussion of the Company’s additional sources of liquidity is included in the Financing activities section to follow.

Operating activities

The Company generated significant cash flow from operations during the nine months ended September 30, 2012, an improvement over the same period in 2011. The $47.7 million increase in cash flow from operating activities for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 was driven by the following factors.

The changes in Accrued liabilities and Other assets and liabilities, collectively, for the nine months ended September 30, 2012 compared to 2011, resulted in a positive YTY impact of $157.6 million. The YTY impact was due to various factors, the largest of which were related to income tax payments and annual bonus payments. Income tax payments made during the nine months ended September 30, 2012 were approximately $61 million lower than those made during the nine months ended September 30, 2011.  Annual bonus payments made during the nine months ended September 30, 2012 were approximately $55 million lower than annual bonus payments made during the nine months ended September 30, 2011. In addition, the YTY impact of accruals related to restructuring programs was also significant as the Company accrued, but did not pay, a substantial amount of charges related to its August 2012 Restructuring Plan during 2012 as discussed in Note 5 of the Notes to Consolidated Condensed Financial Statements.

Changes in Accounts payable balances for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 resulted in a positive YTY impact of $35.2 million. Accounts payable decreased $8 million during the nine months ended September 30, 2012 and decreased $44 million during the nine months ended September 30, 2011. The decrease during the first nine months of 2011 was driven by a decrease in spending versus 2010 coupled with the timing of payment cycles.

The reduction in Inventories balances was $24.5 million more during the nine months ended September 30, 2012 compared to that of 2011 driven by the decrease in demand.  Inventories decreased $47.0 million during the first nine months of 2012 and $22.5 million during the first nine months of 2011.

The activities above were offset partially by the following factors.

Net earnings decreased $151.6 million during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. However, the non-cash adjustment for depreciation and amortization increased $42.1 million YTY due largely to an increase in accelerated depreciation in 2012 related to the Company’s restructuring actions, and the amortization of intangible assets acquired as part of the purchase of Pallas Athena,

Brainware, ISYS and Nolij.  In addition, the Company accrued, but did not pay, a substantial amount of charges related to its August 2012 Restructuring Plan during 2012 as indicated in the discussion above.

Changes in Trade receivables balances for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 resulted in a negative YTY impact of $70.4 million. Trade receivables increased $59.2 million during the nine months ended September 30, 2012 and decreased $11.2 million during the nine months ended September 30, 2011. Trade receivables increased in 2012 despite the decline in YTD revenue, due to the change in the timing and mix of revenue.

     Cash conversion days
	Sep-12	Dec-11	Sep-11	Dec-10
Days of sales outstanding	51	39	41	39
Days of inventory	44	45	47	46
Days of payables	73	66	68	68
Cash conversion days	22	18	20	18

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

     Other Notable Operating Activities

As discussed previously, related to the Company’s August 2012 restructuring plan, the Company expects total cash costs to be approximately $75 million, which will be funded in future periods. Refer to “Restructuring and Related Charges and Project Costs” section of Management’s Discussion and Analysis as well as Note 5 of the Notes to Consolidated Condensed Financial Statements for additional information.

As of September 30, 2012 and December 31, 2011, the Company had accrued approximately $62.8 million and $63.3 million, respectively, for pending copyright fee issues, including litigation proceedings, local legislative initiatives and/or negotiations with the parties involved. These accruals are included in Accrued liabilities on the Consolidated Condensed Statements of Financial Position. Refer to Note 15 of the Notes to Consolidated Condensed Financial Statements for additional information. The payment(s) of these fees could have a material impact on the Company’s future operating cash flows.

Investing activities

The $140.0 million increase in net cash flows used for investing activities during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was driven by the $204.9 million YTY net increase in cash flows used for business acquisitions offset partially by the net decrease of $82.8 million in marketable securities investments.

The Company’s business acquisitions, marketable securities and capital expenditures are discussed below.

     Business acquisitions

In the nine months ending September 30, 2012, cash flow used to acquire businesses was greater than 2011 due to the acquisitions of Brainware, ISYS and Nolij. Brainware is a leading provider of intelligent data capture software which builds upon and strengthens Lexmark’s unique, industry-leading end-to-end products, solutions and services with a broader range of software that enables customers to capture, manage and access information and business process workflows.  ISYS is a leader in high performance enterprise and federated search and universal information access solutions.  Nolij is a prominent provider of Web-based imaging, document management and workflow solutions for the higher education market.

Refer to Note 3 of the Notes to Consolidated Condensed Financial Statements for additional information regarding business combinations.

     Marketable securities

The Company decreased its marketable securities investments by $124.1 million during the nine months ended September 30, 2012 compared to a decrease of $41.3 million in its marketable securities investments in the nine months ended September 30, 2011. The YTY decrease in marketable securities spending was driven by funding needs for business acquisitions during the nine months ended September 30, 2012.

The Company’s investments in marketable securities are classified and accounted for as available-for-sale and reported at fair value. At September 30, 2012 and December 31, 2011, the Company’s marketable securities portfolio consisted of asset-backed and mortgage-backed securities, corporate debt securities, preferred and municipal debt securities, U.S. government and agency debt securities, international government securities, commercial paper and certificates of deposit. The Company’s auction rate securities, valued at $9.0 million and $11.5 million at September 30, 2012 and December 31, 2011, respectively, are reported in the noncurrent assets section of the Company’s Consolidated Condensed Statements of Financial Position.

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

The Company assesses its marketable securities for other-than-temporary declines in value in accordance with the model provided under the FASB’s guidance. There were no major developments during the nine months ended September 30, 2012 and 2011 with respect to OTTI of the Company’s marketable securities. Specifically regarding the Company’s auction rate securities, the most illiquid securities in the portfolio, Lexmark has previously recognized OTTI on only one of these securities due to credit events involving the issuer and the insurer. Because of the Company’s liquidity position, it is not more likely than not that the Company will be required to sell the auction rate securities until liquidity in the market or optional issuer redemption occurs. The Company could also hold the securities to maturity if it chooses. Additionally, if Lexmark required capital, the Company has available liquidity through its trade receivables facility and revolving credit facility. Given these circumstances, the Company would only have to recognize OTTI on its auction rate securities if the present value of the expected cash flows is less than the amortized cost of the individual security. There have been no realized losses from the sale or redemption of auction rate securities.

Level 3 fair value measurements are based on inputs that are unobservable and significant to the overall valuation. Level 3 measurements were 3.2% of the Company’s total available-for-sale marketable securities portfolio at September 30, 2012 compared to 4.5% at December 31, 2011.

Refer to Note 2 of the Notes to Consolidated Condensed Financial Statements for additional information regarding fair value measurements and Level 3 activity. Refer to Note 6 of the Notes to Consolidated Condensed Financial Statements for additional information regarding marketable securities.

Capital expenditures

For the nine months ended September 30, 2012 and 2011, the Company spent $124.4 million and $110.9 million, respectively, on capital expenditures. The capital expenditures for 2012 principally related to infrastructure support and new product development. The Company expects capital expenditures to be approximately $180 million for full year 2012, compared to full year 2011 capital expenditures of $156.5 million. Capital expenditures for 2012 will be attributable mostly to infrastructure support and new product development and are expected to be funded through cash from operations; however, if necessary, the Company may use existing cash and cash equivalents, proceeds from sales of marketable securities or additional sources of liquidity as discussed below.

Financing activities

Cash flows used for financing activities were $246.0 million for the first nine months of 2012 and $123.2 million for the first nine months of 2011. The YTY fluctuation was primarily due to the additional $50 million treasury stock purchases, and $15 million of share repurchases to be settled in the fourth quarter, under accelerated share repurchase agreements discussed later in this section as well as dividend payments made in 2012 totaling $59.4 million. Additional information regarding the Company’s intra-period financing activities and certain historical financing activities of the Company is included in the sections below.

     Intra-period financing activities

The Company used its trade receivables facility, bank overdrafts, and other financing sources to supplement daily cash needs of the Company and its subsidiaries in the first nine months of 2012 and 2011. Such borrowings were repaid in relatively short periods of time and were not material to the Company’s overall liquidity.

     Share repurchases and dividend payments

In August 2012, the Company received authorization from the Board of Directors to repurchase an additional $200 million of its Class A Common Stock for a total repurchase authority of $4.85 billion. As of September 30, 2012, there was approximately $251 million of share repurchase authority remaining, after deducting the $15 million holdback provision payment in the third quarter for shares that will be settled in the fourth quarter of 2012. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors.

For the nine months ended September 30, 2012, the Company repurchased approximately 7.4 million shares at a cost of approximately $175 million.  For the nine months ended September 30, 2011, the Company repurchased approximately 4.1 million shares at a cost of approximately $125 million. As of September 30, 2012, since the inception of the program in April 1996, the Company had repurchased approximately 107.0 million shares of its Class A Common Stock for an aggregate cost of approximately $4.58 billion. As of September 30, 2012, the Company had reissued approximately 0.5 million shares of previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million, 16.0 million and 16.0 million shares of treasury stock in 2005, 2006 and 2008, respectively, the net treasury shares outstanding at September 30, 2012, were 30.5 million.

On August 28, 2012, the Company entered into an Accelerated Share Repurchase (“ASR”) Agreement with a financial institution counterparty.  The impact of the ASR Agreement is included in the numerical disclosures provided in the preceding paragraphs.  Under the terms of the ASR Agreement, the Company paid $100.0 million targeting 4.6 million shares based on the closing price of the Company’s Class A Common Stock on August 28, 2012.  On September 4, 2012, the Company took delivery of 85% of the shares, or 3.9 million shares. The remaining 15% of the payment, or $15 million holdback provision payment, has been applied against Capital in excess of par until final settlement of the contract in the fourth quarter of 2012 and is included in Other in the Financing section of the Consolidated Condensed Statements of Cash Flows.  The final number of shares to be delivered by the counterparty under the ASR Agreement is dependent on the average of the daily volume weighted average price of the Company’s Class A Common Stock over the agreement’s trading period, a discount and the initial number of shares delivered.  Under the terms of the ASR Agreement, the Company will either receive additional shares from the counterparty or be required to deliver additional shares or cash to the counterparty. The Company controls its election to either deliver additional shares or cash to the counterparty. The Company expects to receive additional shares approximating the remaining 15% discussed above in final settlement of the ASR Agreement during the fourth quarter.

Refer to Note 10 of the Notes to Consolidated Condensed Financial Statements for a discussion of the accounting for the ASR Agreement.

On October 25, 2012, subsequent to the date of the financial statements, the Company’s Board of Directors declared a cash dividend of $0.30 per share. The cash dividend will be paid on December 14, 2012, to shareholders of record as of the close of business on November 30, 2012. Future declarations of quarterly dividends are subject to approval by the Board of Directors and may be adjusted as business needs or market conditions change.

     Senior note debt

In May 2008, the Company completed a public debt offering of $650 million aggregate principal amount of fixed rate senior unsecured notes. The notes are split into two tranches of five- and ten-year notes respectively. The five-year notes with an aggregate principal amount of $350 million and 5.9% coupon were priced at 99.83% to have an effective yield to maturity of 5.939% and will mature June 1, 2013 (referred to as the “2013 senior notes”). Consequently, the aggregate principal amount of $350 million was reclassified from non-current to a current liability during the nine months ended September 30, 2012.  The ten-year notes with an aggregate principal amount of $300 million and 6.65% coupon were priced at 99.73% to have an effective yield to maturity of 6.687% and will mature June 1, 2018 (referred to as the “2018 senior notes”). At September 30, 2012 and December 31, 2011, the outstanding balance of senior note debt was $649.4 million and $649.3 million, respectively, net of discount.

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

In September 2012, the agreement was amended by extending the term of the facility to September 27, 2013. The maximum capital availability under the facility remains at $125 million under the amended agreement. There were no secured borrowings outstanding under the trade receivables facility at September 30, 2012 or December 31, 2011.

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

As of September 30, 2012 and December 31, 2011, there were no amounts outstanding under the revolving credit facility.

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

The Company was in compliance with all covenants and other requirements set forth in its debt agreements at September 30, 2012. The Company believes that it is reasonably likely that it will continue to be in compliance with such covenants in the near future.

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

Interest Rates

At September 30, 2012, the fair value of the Company’s senior notes was estimated at $687.4 million based on the prices the bonds traded in the market as of the end of the third quarter 2012 as well as the overall market conditions on the date of valuation, stated coupon rates, the number of coupon payments each year and the maturity dates. The fair value of the senior notes exceeded the carrying value as recorded in the Consolidated Condensed Statements of Financial Position at September 30, 2012 by approximately $38.0 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $7.7 million at September 30, 2012.

See Note 2 in Item 1 and the section titled “FINANCIAL CONDITION - Investing activities:” in Item 2 of this report for a discussion of the Company’s auction rate securities portfolio, both of which are incorporated herein by reference.

Foreign Currency Exchange Rates

Foreign currency exposures arise from transactions denominated in a currency other than the functional currency of the Company or the respective foreign currency of each of the Company’s subsidiaries. The primary currencies to which the Company was exposed on a transaction basis as of the end of the third quarter include the Canadian dollar, the Philippine peso, the South African rand, the Singapore dollar, the British pound, and the Swedish krona. The Company primarily hedges its transaction foreign exchange exposures with foreign currency forward contracts with maturity dates of approximately three months or less. The potential loss in fair value at September 30, 2012 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $7.7 million. This loss would be mitigated by corresponding gains on the underlying exposures.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the third quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the repurchases of the Company’s Class A Common Stock in the quarter ended September 30, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)(3)
July 1 - 31, 2012	-	$-	-	$185.9
August 1 - 31, 2012	1,840,825	19.01	1,840,825	350.9
September 1 - 30, 2012	3,931,545	21.62	3,931,545	265.9
Total	5,772,370	$20.79	5,772,370

(1)
Information regarding the Company’s share repurchases can be found in Note 10, Stockholders’ Equity, of the Notes to Consolidated Condensed Financial Statements. In August 2012, the Company received authorization from the Board of Directors to repurchase an additional $200 million of its Class A Common Stock.  The Company executed ASR Agreements in the third quarter of 2012 that resulted in the repurchase of 5.8 million shares at an average price of $20.79 per share.

(2)
Average Price Paid per Share includes the closing price of the Company’s Class A Common Stock on August 28, 2012, used in the initial ASR transaction that occurred on September 4, 2012 when the Company took delivery of 85% of the targeted shares.  The actual average purchase price of shares purchased pursuant to the ASR agreement was not determinable at September 30, 2012 since the agreement will not conclude until the fourth quarter.

(3)
On August 28, 2012, the Company entered into an Accelerated Share Repurchase (“ASR”) Agreement with a financial institution counterparty.  Under the terms of the ASR Agreement, the Company paid $100.0 million targeting 4.6 million shares based on the closing price of the Company’s Class A Common Stock on August 28, 2012.  On September 4, 2012, the Company took delivery of 85% of the shares, or 3.9 million shares at a cost of $85 million, and has included these share repurchases in the table above in the month of September. The remaining 15% of the payment, or $15 million holdback provision payment was made during the three months ended September 30, 2012; however, the agreement will not be settled until the fourth quarter. Share repurchase authority remaining after deducting the $15 million holdback provision payment is $251 million.

Item 5.  OTHER INFORMATION

On November 1, 2012, the Company entered into a new form of Employment Agreement and a new Change in Control Agreement (“CIC Agreement”) with, among other executive officers, each of Paul A. Rooke, the Company’s Chairman and Chief Executive Officer; John W. Gamble, Jr., the Company’s Executive Vice President and Chief Financial Officer; Martin S. Canning, Executive Vice President and President of Imaging Solutions and Services; Ronaldo M. Foresti, the Company’s Vice President of Asia Pacific and Latin America; and Robert J.

Patton, the Company’s Vice President, General Counsel and Secretary, each a named executive officer of the Company.

The new form of Employment Agreement was prepared to replace each executive officer’s employment agreement that expired on October 31, 2012.  The Employment Agreement provides for a term commencing on November 1, 2012 and ending on October 31, 2014.  In each case, the executive officer’s employment shall continue thereafter at will.  The Employment Agreement provides for certain additional payments beyond the term of employment if the executive officer’s employment is terminated by the Company without “cause,” by the executive for “good reason,” or as a result of the executive’s death or disability. These potential payments are substantially the same as provided in the predecessor agreements they replace. The new form of Employment Agreement otherwise includes covenants and conditions typically included in such agreements.

The new form of CIC Agreement and potential payments to executive officers are substantially the same as provided in the predecessor agreements they replace, but were modified to comply with the Section 409A release timing rules pursuant to a special transition rule under IRS Notice 2000-80.  The new form of CIC Agreement provides for a term commencing on November 1, 2012 and ending on October 31, 2014, provided, however, that commencing on November 1, 2013 and on each anniversary thereof, unless previously terminated, the CIC Agreement shall be automatically extended so as to terminate two years from such renewal date.  The CIC Agreement generally provides for certain payments to each of the executive officers if, within 12 months prior to a “Change in Control” (as defined in the CIC Agreement), the executive’s employment is terminated by the Company in connection with or in anticipation of the Change in Control, or within 24 months after a Change in Control, the executive’s employment is terminated by the Company or the executive under certain circumstances. In the event of a termination of employment by the Company without “cause” or by the executive for “good reason,” the executive would receive his base salary and pro rata annual bonus through the date of termination. In addition, in the case of Messrs. Rooke, Gamble and Canning, the executive would receive three times the sum of his annual base salary and annual incentive compensation, and in the case of Messrs. Foresti and Patton, two times the sum of his annual base salary and annual incentive compensation. The CIC Agreement also provides for the continuation of welfare benefits for a period of three years in the case of Messrs. Rooke, Gamble and Canning and for a period of two years in the case of Messrs Foresti and Patton.  If any payments under the CIC Agreement trigger excise taxes, then the executive officer’s payments shall be reduced to a level that does not trigger the excise tax if the net after-tax benefit of such reduction exceeds the net after-tax benefit if such reduction is not made.  The new form of CIC Agreement otherwise includes covenants and conditions typically included in such agreements.

The foregoing descriptions of the terms of each of the agreements are meant to be a summary only and are qualified in their entirety by reference to the full text of the agreements filed with this Quarterly Report on Form 10-Q as Exhibits 10.2, 10.3, and 10.4, respectively.

Item 6.              EXHIBITS

A list of exhibits is set forth in the Exhibit Index found on page 63 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, both on behalf of the registrant and in his capacity as principal accounting officer of the registrant.

Lexmark International, Inc.
(Registrant)

November 7, 2012

/s/ John W. Gamble, Jr.
John W. Gamble, Jr.
Executive V.P. and Chief Financial Officer

EXHIBIT INDEX

Exhibits:

10.1	Accelerated Share Repurchase Agreement, dated as of August 28, 2012, by and between the Company and Citibank, N.A.*

10.2	Form of Employment Agreement for Executive Officers.+

10.3	Form of Change in Control Agreement for the Chief Executive Officer and Executive Vice Presidents.+

10.4	Form of Change in Control Agreement for Vice Presidents.+

31.1	Certification of Chairman and Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Statements of Earnings for the three and nine months ended September 30, 2012 and 2011, (ii) the Consolidated Condensed Statements of Comprehensive Earnings for the three and nine months ended September 30, 2012 and 2011, (iii) the Consolidated Condensed Statements of Financial Position at September 30, 2012 and December 31, 2011, (iv) the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and (v) the Notes to Consolidated Condensed Financial Statements.

*	An application for confidential treatment for selected portions of this exhibit has been filed with the Securities and Exchange Commission.
+           Indicates management contract or compensatory plan, contract or arrangement.