Form 10-K
period 2012-12-31
LEXMARK INTERNATIONAL INC /KY/
filed 2013-02-26
CIK 1001288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)    Yes  ☐         No  ☑

The aggregate market value of the shares of voting common stock held by non-affiliates of the registrant was approximately $1.9 billion based on the closing price for the Class A Common Stock on the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 15, 2013, there were outstanding 63,168,248 shares (excluding shares held in treasury) of the registrant’s Class A Common Stock, par value $0.01, which is the only class of voting common stock of the registrant, and there were no shares outstanding of the registrant’s Class B Common Stock, par value $0.01.

Documents Incorporated by Reference

Certain information in the Company’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, is incorporated by reference in Part III of this Form 10-K.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-K

For the Year Ended December 31, 2012

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

Lexmark makes it easier for businesses of all sizes to improve their business processes by enabling them to capture, manage and access critical unstructured business information in the context of their business process while speeding the movement and management of information between the paper and digital worlds. Since its inception in 1991, Lexmark has become a leading developer, manufacturer and supplier of printing, imaging, device management, managed print services, document workflow, and more recently business process and content management solutions. The Company operates in the office printing and imaging, enterprise content management (“ECM”), business process management (“BPM”), document output management (“DOM”), intelligent data capture and search software markets. Lexmark’s products include laser printers and multifunction devices, dot matrix printers and the associated supplies/solutions/services, as well as ECM, BPM, DOM, intelligent data capture, search and web-based document imaging and workflow software solutions and services. Lexmark develops and owns most of the technology for its printing and imaging products and its software related to managed print services and content and process management solutions. The Company acquired Perceptive Software, Inc. (“Perceptive Software”), a leading provider of enterprise content management software and document workflow solutions, in the second quarter of 2010 and acquired Pallas Athena, a leading provider of business process management, document output management and process mining and discovery software in the fourth quarter of 2011. The acquisitions build upon and strengthen Lexmark’s industry workflow solutions and managed print services (“MPS”) capabilities and allow the Company to compete in the faster growing content and process management software solutions markets. In keeping with this strategy and with the goal of becoming an end-to-end solutions provider, Lexmark acquired Brainware in February of 2012, and ISYS and Nolij in March of 2012. Brainware’s intelligent data capture platform extracts critical information from paper documents and electronic unstructured content enabling customers to more efficiently perform business processes. ISYS’s search solutions deliver powerful text mining and enterprise and federated search capabilities across a wide range of platforms enabling customers to facilitate rapid discovery of critical intelligence for more informed decision making. Nolij’s software is a fully web-based document imaging and workflow platform that includes innovative, native support for mobile devices and forms processing capabilities, focused on the education market. In December of 2012, Lexmark acquired Acuo Technologies, LLC (“Acuo”). Acuo is a leader in the vendor neutral archive software segment that resides within the high growth enterprise clinical management and medical imaging software and services market. Acuo, when combined with Lexmark’s Perceptive Software healthcare content and process management solutions, will enable customers to deploy a single, enterprise-wide access platform for unstructured clinical content via an electronic medical record (“EMR”) system. The Company continues the transition to a solutions company as it shifts from a hardware-centric company to a solutions company providing end-to-end solutions that allow customers to bridge the paper and digital worlds and the unstructured and structured content/process worlds.

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

In August 2012, the Company announced it will exit the development and manufacturing of inkjet technology. The Company will continue to provide service, support and aftermarket supplies for its inkjet installed base.

Revenue derived from international sales, including exports from the United States of America (“U.S.”), accounts for approximately 55% of the Company’s consolidated revenue, with Europe, Middle East and Africa (“EMEA”) accounting for 35% of worldwide sales. Lexmark’s products are sold in more than 170 countries in North and South America, Europe, the Middle East, Africa, Asia, the Pacific Rim and the Caribbean. This geographic diversity offers the Company opportunities to participate in emerging markets, provides diversification to its revenue stream and operations to help offset geographic economic trends, and utilizes the technical and business expertise of a worldwide workforce. Currency exchange rates had a 3% unfavorable impact on 2012 revenue compared to 2011. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations — Effect of Currency Exchange Rates and Exchange Rate Risk Management for more information. A summary of the Company’s revenue and long-lived assets by geographic area is found in Part II, Item 8, Note 20 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Market Overview1

Lexmark serves both the distributed printing and imaging and content and process management markets (ECM, BPM, search, DOM and intelligent capture) with a focus on business customers. Lexmark management believes the total relevant market opportunity of these markets combined in 2012 was approximately $80 billion. Lexmark management believes that the total relevant distributed printing and imaging market opportunity was approximately $70 billion in 2012, including printing hardware, supplies and related services. This opportunity includes printers and multifunction devices as well as a declining base of copiers and fax machines that are increasingly being integrated into multifunction devices. Based on industry information, Lexmark management believes that the overall distributed printing market declined slightly in 2012. The distributed printing industry is expected to experience flat to declining revenue overall over the next few years but, continued growth is expected in managed print services, multifunction products (“MFPs”), and color lasers which are all areas of focus for Lexmark. Managed print services and fleet solutions are expected to continue to experience double digit annual revenue growth rates over the next few years and content and process management software markets, that Lexmark participates in, are projected to grow approximately 10% annually over the next few years, both based on analyst estimates. In 2012, the total relevant content and process management software market was approximately $10 billion, excluding related professional services. However, management believes the total addressable market is significantly larger due to relatively low penetration of content and process management software solutions worldwide.

In general, as the printing and imaging market matures and printer and copier-based product markets continue to converge, the Company’s management expects competitive pressures on product prices to continue. However, management believes that this convergence represents an opportunity for printer-based product and solution vendors like Lexmark to displace copier-based products in the marketplace. The Company’s management believes that the integration of print/copy/fax/scan capabilities enables Lexmark to leverage strengths in network printing and related document workflow solutions. Lexmark management also believes that it is well positioned to capture faster growing software and services opportunities that are associated with providing managed print services and content and process management software and services (ECM, BPM, DOM, intelligent capture and search) that are focused on streamlining and automating document-intensive business processes, as well as reducing unnecessary print. Lexmark sees a significant opportunity to take a leadership role in providing innovative printing, imaging, content and process solutions and services to help customers improve their productivity and business performance.

[1]

Certain information contained in the “Market Overview” section has been obtained from industry sources, public information and other internal and external sources. Data available from industry analysts varies widely among sources. The Company bases its analysis of market trends on the data available from several different industry analysts.

The content and process management software and services markets serve business customers. These markets include solutions for capturing all types of unstructured information such as hardcopy, photographs, emails, images, video, audio and faxes, and the intelligent tagging of this information in order to streamline and automate process workflows while managing changes to both content and processes in support of governance and compliance policies. These markets also include solutions that help businesses understand existing processes, design and manage new processes, and enable the assembly of content into meaningful communications with their customers and partners. These solutions help companies leverage the value of their content, processes, and people by seamlessly integrating the user experience with existing enterprise systems, with the result being growth, higher productivity, lower costs, and increased customer satisfaction.

The continued digitization of information as well as the electronic distribution of information, has led to the rapid growth of unstructured digital information. Unstructured digital information is represented by office documents, emails, photographs, audio and video files, document and image scans and other information that is not stored in a traditional structured database. Lexmark management believes that the deployment of content and process management systems and associated workflow solutions to effectively capture, manage and access this unstructured information is a significant long term opportunity. Lexmark management also believes the growth in unstructured digital information and the systems to manage it continues to positively impact the distributed printing and imaging market opportunity relative to centralized printing and imaging, as more of the information that is being printed and captured is on distributed devices and less on commercial and centralized devices. Lexmark’s customers are increasingly interested in streamlining and automating document workflows and business processes in order to reduce costs and/or improve customer service. Improving business processes includes reducing physical handling, movement and storage of hardcopy documents, as well as reducing unnecessary and wasteful printing. Lexmark sees the greatest waste in high volume centralized print which includes the need to physically transport printed materials to the point-of-need and has been traditionally associated with considerable amounts of unused and wasted printed material. Lexmark’s distributed print and enterprise content and business process management solutions and services are focused on reducing centralized print and reducing unnecessary distributed print as well.

Laser technology based products within the distributed printing market primarily serve business customers. Laser products can be divided into two major categories — large workgroup products and lower-priced small workgroup products. Large workgroup products are typically attached directly to large workgroup networks, while small workgroup products are attached to personal computers (“PCs”) and/or small workgroup networks. Both product categories include color and monochrome laser offerings.

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

Color and MFP devices continue to represent a more significant portion of the laser market. The Company’s management believes that these trends will continue. Industry pricing pressure is partially offset by the tendency of customers to purchase higher value color and MFP devices and optional paper handling and finishing features. Customers are also purchasing connected smart MFPs and document and process management software solutions and services to optimize their document-related processes and infrastructure in order to improve productivity and cost.

Strategy

Lexmark’s strategy is based on a business model of investing in technology to develop and sell printing and imaging and content and process management solutions, including printers, multifunction devices and software solutions with the objective of growing its installed base of hardware devices and software installations, which drives recurring printing supplies sales and software subscription, maintenance and services revenue. Supplies have been the primary profit engine of the business model. Supplies profit helps fund new technology investments in products, solutions, services and software. As Lexmark continues to increase its mix of managed print services and software solutions, management anticipates that the Company’s annuity mix will increasingly include software and services, in addition to printing supplies. The addition of Perceptive Software and its expansion through Pallas Athena, Brainware, Isys, Nolij and Acuo Technologies add to Lexmark’s traditional strength in providing document process solutions for specific industries and business processes. The Company’s management believes that Lexmark has the following strengths related to this business model:

•

First, Lexmark is highly focused on delivering printing, imaging, and software solutions and services for specific industries and business processes in distributed environments. The Company’s management believes that this focus has enabled Lexmark to be responsive and flexible in meeting specific business customer needs.

•

Second, Lexmark internally develops both monochrome and color laser printing technology. The Company’s monochrome laser technology platform has historically allowed Lexmark to provide one of the best values in enterprise network printer-based products and also build unique capabilities into its products that enable it to offer customized printing and document workflow solutions. Lexmark also internally develops its print, content and process management software platforms and tools that enable it to provide leading edge managed print services and content and process management solutions.

•

Third, Lexmark, through Perceptive Software, internally develops ECM, BPM, DOM, intelligent capture, search and healthcare specific medical imaging and vendor neutral archive software products and corresponding industry tailored solutions to help companies manage the lifecycle of their content and business processes all in the context of their existing enterprise applications. This combination of platform, product, and solutions integrates rapidly into a customer’s existing IT infrastructure and is easy to use, which drives user adoption and accelerates the customer’s process improvements.

•

Fourth, Lexmark has leveraged its technological capabilities and its commitment to flexibility and responsiveness to build strong relationships with large-account customers and channel partners, including distributors and value-added resellers. Lexmark’s path-to-market includes industry-focused consultative sales and services teams that deliver unique and differentiated solutions to large accounts and channel partners that sell into the Company’s target industries.

Lexmark is focused on driving long-term performance by strategically investing in technology, hardware and software products and solutions to secure high value product installations and capture profitable supplies, software subscriptions, and maintenance and service annuities in document-intensive industries and business processes.

Lexmark’s ISS segment continues to focus on capturing profitable supplies and service annuities generated from its monochrome and color laser printers and MFPs. Associated strategic initiatives include:

•	Expanding and strengthening the Company’s product line of workgroup, color and MFP devices;

•

Advancing and strengthening the Company’s industry solutions including integrated ECM, BPM, DOM, intelligent data capture and search solutions to maintain and grow the Company’s penetration in selected industries;

•	Advancing and growing the Company’s MPS business; and

•	Expanding the Company’s rate of participation in market opportunities and channels.

ISS’ strategy requires that it provide an array of high-quality, technologically-advanced products and solutions at competitive prices. ISS continually enhances its products to ensure that they function efficiently in increasingly-complex enterprise network environments. It also provides flexible tools to enable network administrators to improve productivity. ISS’ target markets include large corporations, small and medium businesses (“SMBs”), and the public sector. ISS’ strategy requires that it continually identify and focus on industry-specific print and document process-related issues so that it can differentiate itself by offering unique industry solutions and related services. With the introduction of new laser products that began in the fall 2012, ISS has significantly strengthened the breadth and depth of its workgroup laser line, color laser line and laser MFPs.

Because of ISS’ strength and focus on printing and document process solutions, the Company has formed alliances and original equipment manufacturer (“OEM”) arrangements to pursue incremental business opportunities through its alliance partners.

The acquisitions of Perceptive Software, Pallas Athena, Brainware, Isys, Nolij and Acuo Technologies enhance Lexmark’s capabilities as a content and process management solutions provider, expand the Company’s market opportunity, and provide a core strategic component for Lexmark’s future. Lexmark’s software strategy is to deliver affordable, industry and process specific workflow enhancing solutions through deep industry expertise and a broad content and process management software platform, in a model that is easy to integrate, use, and support. Key software strategic initiatives include:

•	Advancing and growing the Company’s content and process management solutions business internationally;

•	Expanding and strengthening the Company’s content and process management software product line; and

•	Expanding the Company’s rate of participation in content management, business process management and case management software market opportunities.

Segment Information — ISS

•	Products — ISS

ISS offers a broad portfolio of monochrome and color laser printers and laser MFPs, as well as supplies, software applications, software solutions and managed print services to help businesses efficiently capture, manage and access information. ISS laser products are core building blocks for enabling information on demand. They are designed to enable intelligent document capture in addition to delivering high-quality printed output on a variety of media types and sizes. When combined with innovative document management and business process workflow software, primarily from Perceptive Software, these products accelerate productivity by connecting people with the information they need.

o	Monochrome Laser

In 2012, ISS launched an extensive array of new products in its portfolio of A4 (8.5 inch x 11 inch paper support) monochrome laser printers and monochrome multifunction printers. The new devices are built on an enhanced technology platform that extends enhanced performance, solutions capabilities, advanced security, and mobile printing support across ISS’s 2012 product portfolio.

Within the single-function monochrome laser printer category, ISS announced 16 new models, spanning five new series. The Lexmark MS310, MS410, MS510, MS610 and MS810 Series printers are designed to meet the needs of small and large workgroups. These new monochrome laser printers deliver print speeds ranging from 35 pages per minute (ppm) to 70 ppm. ISS also continues to offer the W850 Series for large or departmental workgroups that require A3 (11 inch x 17 inch) paper support, as well as a modular scanner option, the MX6500e, which transforms selected high-end Lexmark A4 printers into fully featured multifunction devices.

Within the monochrome multifunction laser printer category, ISS announced 15 new models, spanning six new series. The Lexmark MX310, MX410, MX510, MX610, MX710 and MX810 Series MFPs deliver fast scanning and print and copy speeds ranging from 35 ppm to 70 ppm. ISS also continues to offer the A3-capable X860 Series.

o	Color Laser

In 2012, ISS also launched an extensive array of new color products, announcing nine new single-function color laser printers and eight color multifunction printers. All of these new color products feature Lexmark Named Color Replacement technology and PANTONE® calibration to enable customers to match their corporate brand colors when printing marketing collateral and other high-profile documents on their Lexmark devices.

The new Lexmark CS310, CS410, CS510 and C740 color laser printers and the new Lexmark CX310, CX410, CX510 and X740 Series color multifunction printers are designed for small workgroups. Models within these series offer performance and features typically present on larger devices, such as 4.3-inch touch screens and built-in productivity tools and apps. The Lexmark C740 Series color laser printers and Lexmark X740 Series color multifunction printers also boast a maximum paper input capacity of up to 4,300 sheets. For larger workgroups, ISS continues to offer the Lexmark C790 Series single-function printers and Lexmark X790 Series MFPs, which offer 50 pages per minute output speed and paper handling and finishing options. For departmental workgroups that require A3 paper support, ISS continues to offer the C900 Series printers and X900 Series MFPs.

o	Inkjet MFPs and AIOs

In August of 2012, Lexmark announced it would cease development of inkjet technology and products. During 2012, Lexmark ended development of all inkjet hardware. Lexmark will continue to provide supplies, parts, service and support for its installed base of inkjet products.

o	Dot Matrix Products

ISS continues to market several dot matrix printer models for customers who print multipart forms.

o	Supplies and Service Parts

ISS designs, manufactures and distributes a variety of cartridges, service parts and other supplies for use in its installed base of laser, inkjet and dot matrix printers. Revenue and profit growth from the ISS supplies business is directly linked to the ability to increase the installed base of ISS laser products or the usage rate of those products. Lexmark management believes that ISS is an industry leader with regard to the recovery, remanufacture, reuse and recycling of used laser supplies cartridges and service parts, helping to keep empty cartridges and service parts out of landfills. Attaining that leadership position was made possible by various empty cartridge and used parts collection programs administered by ISS around the world. ISS continues to expand cartridge and service parts collection to further expand its remanufacturing business and this environmental commitment.

o	Managed Print Services and Customer Support Services

ISS offers a wide range of services covering its line of printing products and technology solutions including maintenance, consulting, systems integration and MPS offerings to provide a comprehensive output solution. Lexmark Global Services provide customers with an assessment of their current environment and a recommendation and implementation plan for the future state and ongoing management and optimization of their output environment and document related workflow/business processes. Managed print services allow organizations to outsource fleet management, technical support, supplies replenishment, maintenance activities and other services to Lexmark.

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

ISS printer products generally include a warranty period of at least one year, and customers typically have the option to purchase an extended warranty. Extended warranties may be purchased at any time during the printer’s base warranty year(s) and are available on ISS laser and dot matrix devices for a total warranty period of two, three, or four years.

•	Marketing and Distribution — ISS

ISS employs large-account sales and marketing teams whose mission is to generate demand for its business printing solutions and services, primarily among large corporations, small and medium businesses, as well as the public sector. These sales and marketing teams primarily focus on industries such as financial services, retail, manufacturing, education, government and health care, and in conjunction with ISS’ development and manufacturing teams, are able to customize printing solutions to meet customer needs for printing electronic forms, media handling, duplex printing, intelligent capture and other document workflow solutions. ISS distributes and fulfills its products to business customers primarily through its well-established distributor and reseller network. The ISS distributor and reseller network includes IT Resellers, Direct Marketing Resellers, and Copier Dealers.

ISS’ international sales and marketing activities for business customers are organized to meet the needs of the local jurisdictions and the size of their markets. Operations in EMEA, North America, Latin America and Asia Pacific focus on large-account and SMB demand generation with orders primarily filled through distributors and resellers.

Supplies for both laser and inkjet products are generally available at the customer’s preferred point-of-purchase through multiple channels of distribution. Although channel mix varies somewhat depending upon the geography, most of ISS’ laser supplies products sold commercially in 2012 were sold through the ISS network of Lexmark-authorized supplies distributors and resellers, who sell directly to end-users, or to independent office supply dealers. Inkjet supplies are primarily sold through large office superstores, discount store chains, distributors, online, wholesale clubs, and consumer electronics stores.

ISS also sells its products through numerous alliances and OEM arrangements. During 2012, no one customer accounted for more than 10% of the Company’s total revenues. In 2011 and 2010, one customer, Dell, accounted for $415 million or approximately 10% and $461 million or approximately 11% of the Company’s total revenue, respectively.

•	Competition — ISS

ISS continues to develop and market new products and innovative solutions at competitive prices. New product announcements by ISS’ principal competitors, however, can have, and in the past, have had, a material impact on the Company’s financial results. Such new product announcements can quickly undermine any technological competitive edge that one manufacturer may enjoy over another and set new market standards for price, quality, speed and functionality. Furthermore, knowledge in the marketplace about pending new product announcements by ISS’ competitors may also have a material impact on the Company as purchasers of printers may defer buying decisions until the announcement and subsequent testing of such new products.

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

ISS procures a wide variety of components used in the manufacturing process, including semiconductors, electro-mechanical components and assemblies, as well as raw materials, such as plastic resins. Although many of these components are standard off-the-shelf parts that are available from multiple sources, ISS often utilizes preferred supplier relationships, and in certain cases sole supplier relationships, to better ensure more consistent quality, cost and delivery. In addition, ISS sources some printer engines and finished products from OEMs. Typically, these preferred suppliers and OEMs maintain alternate processes and/or facilities to ensure continuity of supply. ISS occasionally faces capacity constraints when there has been more demand for its products than initially projected. From time to time, ISS may be required to use air shipment to expedite product flow, which can adversely impact ISS’ operating results. Conversely, in difficult economic times, ISS’ inventory can grow as market demand declines.

During 2012, ISS continued to execute supplier managed inventory (“SMI”) agreements with its primary suppliers to improve the efficiency of the supply chain. Lexmark’s management believes these SMI agreements improve ISS’ supply chain inventory pipeline and supply chain flexibility which enhances responsiveness to our customers. In addition, the Company’s management believes these agreements improve supplier visibility to product demand and therefore improve suppliers’ timeliness and management of their inventory pipelines. As of December 31, 2012, a significant majority of printers were purchased under SMI agreements. Any impact on future operations would depend upon factors such as ISS’ ability to negotiate new SMI agreements and future market pricing and product costs.

•	Backlog — ISS

Although ISS experiences availability constraints from time to time for certain products, ISS generally fills its orders within 30 days of receiving them. Therefore, ISS usually has a product backlog of less than 30 days at any one time, which the Company does not consider material to its business.

•	Seasonality — ISS

ISS experiences some seasonal market trends in the sale of its products and services. For example, ISS’ sales are often stronger during the second half of the year and ISS’ sales in Europe are often weaker in the summer months. The impact of these seasonal trends on ISS has become less predictable due to the exit of the inkjet business and less consumer exposure.

Segment Information — Perceptive Software

•	Products — Perceptive Software

Perceptive Software offers a complete suite of ECM, BPM, DOM, intelligent data capture, search software and medical imaging vendor neutral archive software products and solutions.

o	Software

Perceptive Software capture, content, search and business process management software products and solutions, enable users to capture, manage, and collaborate on important documents, information, and business processes, protect data integrity throughout its lifecycle and access precise content in the context of the users’ everyday business processes. These components are developed and maintained by Perceptive Software.

In 2012, Perceptive Software acquired four new software product companies to enhance the software portfolio. Brainware’s intelligent data capture platform extracts critical information from paper documents and electronic unstructured content enabling customers to more efficiently perform business processes. ISYS’s search solutions deliver powerful text mining and enterprise and federated search capabilities across a wide range of platforms enabling customers to facilitate rapid discovery of critical intelligence for more informed decision making. Nolij’s software is a fully web-based document imaging and workflow platform that includes innovative, native support for mobile devices and forms processing capabilities, focused on the education market. Acuo Technologies is a leader in the vendor neutral archive software segment that resides within the high growth enterprise clinical management software and services market for the medical imaging industry. Acuo Technologies, when combined with Lexmark’s Perceptive Software healthcare software solutions, will enable customers to deploy a single, enterprise-wide access platform for clinical content via any EMR system.

Perceptive Software also continued to expand its content and process platform with the release of ImageNow 6.7, now known as Perceptive Content. Perceptive Content can install and configure Perceptive Content Server as an active-active environment (also known as a high-availability environment). Perceptive Software also added content models to its software. Content modeling is the process by which one structures, manages, and preserves content in Perceptive Content to best fit their business needs. Perceptive Process, our BPM product line, is now more tightly integrated with the

Perceptive Content products and solutions to provide process mining and document output to Perceptive Software solutions. Finally, Perceptive Software released mobile applications for Apple and Android devices. The mobile applications allow users to participate in workflow, view documents and edit custom forms.

o	Solutions

Designed from Perceptive Software’s software platform, including the capture, content, process and search suites, Perceptive Software offers industry specific solutions of varying levels of functionality and sophistication across target industries — healthcare, higher education, government, and financial services — as well as select back office functions — accounting, human resources, and contracts. These solutions are comprised of select products, best practice templates, and industry specific deployment methodologies that account for the unique differences deploying across industries. These solutions are documented and present various levels of automation based on the needs of the specific customer according to the cost, schedule, and scope of their respective projects.

In 2012, a number of these solutions were enhanced with emphasis on the Healthcare clinical market segment specifically related to helping manage the EMR systems and the corresponding patient chart review processes. Integrations with leading EMR providers were also enhanced in 2012. In addition with the acquisition of Acuo Technologies, Perceptive Software will also be able to immediately offer vendor neutral archive solutions to healthcare customers. The merger of these technologies will also give customers a single, enterprise-wide access platform for clinical content via any EMR system.

Perceptive Software strengthened its leadership position in Higher Education via the acquisition of Nolij. The integrated solution allows customers to choose the benefits of both web-based content management and the powerful ECM capabilities of the full Perceptive Software platform. The merger of the two products also broadened the advanced solution integrations with Student Information System providers like PeopleSoft and Datatel. In addition, the transcript processing solution was enhanced by utilizing the intelligent data capture engine to capture student information and reduce the manual processing times of transcripts.

In addition, ReflectOne, which provides the aforementioned process mining capabilities, empowers business process experts with transparent, real-time views of their processes on which to make precisely targeted improvements. This includes the ability to track a specific case through a process, calculate performance measures, visualize bottlenecks, and view the process both from an activity perspective as well as a social network to see how people interact during a process. The capabilities of ReflectOne are a significant competitive differentiator for Perceptive Software.

Perceptive Capture and Perceptive Search, which provide the aforementioned intelligent data capture and search capabilities, enable businesses to dramatically improve the efficiency of processes in accounts payable, accounts receivable, order management and benefits processing, as well as transcript processing in higher education, by extracting needed data automatically from business documents received as paper or electronically in a variety of forms such PDFs of TIFs. Perceptive Capture’s very high rate of data extraction is achieved through the use of patented search and machine learning technologies that allow its extraction rate to improve with time. This extracted data is matched against master data from existing customer systems to intelligently integrate with ERPs or other systems and speed the business process. Perceptive Search provides business users the ability to search virtually any repository in their IT environment, to identify needed documents or information stored within those documents. This includes the creation of entities and relationships that uncover patterns related to the desired information.

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

Perceptive Software offers to license its software products and solutions in a variety of ways. The traditional method is to offer licenses perpetually, with customers paying up front for the software/solution and then paying for on-going maintenance and support services, generally on an annual basis. This traditional model can be hosted by the customer or Perceptive Software.

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

Perceptive Software is a leading developer of capture, content and business process management products and solutions. Perceptive Software takes an end-to-end approach to content and business process management solutions. With its Content in Context™ methodology, Perceptive Software offers the flexibility and scalability to automate virtually any business process and manage the entire lifecycle of any content elevating the value of an organization’s transactional content that propels their business forward. Perceptive Software’s principal method of competition is to provide specific industry/sector and back office process solutions, combining its software platform and products that have the ability to be quickly and easily configured and integrated with a large number of business applications. The market for Perceptive Software’s products is highly competitive, and the Company’s management expects competition will continue to intensify as the ECM and BPM markets mature. Perceptive Software competes with a large number of ECM providers, including document management and web content management businesses, as well as companies that focus on document imaging and workflow. Competitors in the ECM market space include larger competitors such as EMC’s Documentum, OpenText, and IBM’s FileNet, as well as various smaller competitors, such as Hyland. Perceptive Software competes with a number of BPM competitors including Appian, Cordys, IBM, Kofax, OpenText and Pegasystems. Competitors in the Capture market space include many of the traditional ECM providers listed above as well as smaller competitors such as Kofax and Readsoft. Competitors in the Search space including Google Search Appliance, Microsoft Fast, and HP Autonomy.

•	Backlog — Perceptive Software

At December 31, 2012, Perceptive Software had a backlog of software license, maintenance, and professional services agreements with customers in the normal course of its business, most of which is expected to be recognized as revenue in 2013. The dollar amount of Perceptive Software backlog is not material to the Company’s overall business.

Research and Development

Lexmark’s research and development efforts focus on technologies associated with laser printing, connectivity, document management, ECM/BPM/DOM software, intelligent data capture, enterprise search, healthcare vendor neutral archive and other customer facing solutions. Lexmark also develops related applications and tools that enable the Company to efficiently provide a broad range of services. Lexmark is also actively engaged in the design and development of enhancements to its existing products that increase the performance, improve ease of use and lower production costs. In the case of certain products, the Company may elect to purchase products or key components from third-party suppliers rather than develop them internally.

Lexmark conducts research and development activities in various locations including Lexington, Kentucky; Boulder, Colorado; Shawnee, Kansas; Cebu City, Philippines; Kolkata, India; and Apeldoorn, Netherlands. Research and development expenditures were $373 million in 2012, $375 million in 2011, and $369 million in 2010.

The process of developing new products is complex and requires innovative designs that anticipate customer needs and technological trends. The Company must make strategic decisions from time to time as to which technologies will produce products and solutions in market sectors that will experience the greatest future growth. There can be no assurance that the Company can develop the more technologically advanced products required to remain competitive.

Employees

As of December 31, 2012, of the approximately 12,200 Lexmark employees worldwide, 4,000 are located in the U.S. and the remaining 8,200 are located in Europe, Canada, Latin America, Asia Pacific, the Middle East and Africa. None of the U.S. employees are represented by a union. Employees in France and the Netherlands are represented by a Statutory Works Council.

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

Executive Officers of the Registrant

The executive officers of Lexmark and their respective ages, positions and years of service with the Company are set forth below.

Name of Individual	Age	Position	Years With The Company
Paul A. Rooke	54	Chairman and Chief Executive Officer	22
John W. Gamble, Jr.	50	Executive Vice President and Chief Financial Officer	8
Martin S. Canning	49	Executive Vice President and President of ISS	14
Scott T.R. Coons	46	Vice President and President & Chief Executive Officer of Perceptive Software	3
Ronaldo M. Foresti	60	Vice President of Asia Pacific and Latin America	9
Jeri L. Isbell	55	Vice President of Human Resources	22
Robert J. Patton	51	Vice President, General Counsel and Secretary	12
Gary D. Stromquist	57	Vice President, ISS and Corporate Finance	22

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

Lexmark holds a portfolio of approximately 2,050 U.S. patents and approximately 581 pending U.S. patent applications. The Company also holds approximately 1,245 foreign patents and pending patent applications. These patents generally have a term of twenty years from the time they are filed. As the Company’s patent portfolio has been developed over time, the remaining terms on the individual patents vary. The inventions claimed in these patents and patent applications cover aspects of the Company’s current and potential future products, manufacturing processes, business methods and related technologies. The Company is developing a portfolio of patents that protects its product lines and offers the possibility of entering into licensing agreements with others. While we believe that our portfolio of patents and applications has value, no single patent is in itself essential to our business as a whole or any individual segment.

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

Environmental and Regulatory Matters

Lexmark’s operations, both domestically and internationally, are subject to numerous laws and regulations, particularly relating to environmental matters that impose limitations on the discharge of pollutants into the air, water and soil and establish standards for the treatment, storage and disposal of solid and hazardous wastes. Lexmark could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, and third-party damage or personal injury claims, if we were to violate or become liable under environmental laws. The liability for environmental remediation and other environmental costs is accrued when Lexmark considers it probable and can reasonably estimate the costs. Environmental costs and accruals are presently not material to our results of operations, financial position, or cash flows. There is no assurance that existing or future environmental laws applicable to our operations or products will not have a material adverse effect on Lexmark’s results of operations, financial position or cash flows.

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

•

The Company’s revenue is largely dependent on global economic conditions and the demand for its imaging products and associated supplies, solutions and services and content and process management software solutions and services in the markets in which the Company competes. Continued economic weakness and global economic uncertainty could adversely affect the Company’s results in future periods. During times of economic uncertainty, demand for the Company’s products may decrease. Restrictions on credit globally and foreign currency exchange rate fluctuations in certain countries may impact economic activity and the Company’s results. Credit risk associated with the Company’s customers, channel partners and the Company’s investment portfolio may also be adversely impacted. The interest rate environment and general economic conditions could also impact the investment income the Company is able to earn on its investment portfolio.

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

If the Company cannot successfully execute on its strategy to become an end-to-end solutions provider, the Company’s revenue and gross margin may suffer.

•

Since the Company’s acquisition of Perceptive Software in June 2010, the Company’s strategy has been based on becoming an end-to-end solutions provider of imaging and content and process management solutions, enabling businesses to capture, manage and access critical unstructured business information in the context of their business process. In executing that strategy, the Company has acquired five software companies since October 2011 to enhance Perceptive Software’s solutions capabilities. The Company needs to continue integrating these new technologies into its solutions offerings and continue to focus the Company on delivering integrated imaging and content and process management solutions to businesses. Any failure to execute this strategy could adversely affect the Company’s operating results.

Any failure by the Company to execute planned cost reduction measures timely and successfully could result in total costs and expenses that are greater than expected or the failure to meet operational goals as a result of such actions.

•

In addition to other actions taken in 2012 to improve the Company’s profitability, the Company announced in August 2012 that it will exit the development and manufacturing of inkjet technology. The actions taken in 2012 have included workforce reductions, the elimination of inkjet development worldwide, exiting the manufacturing of inkjet hardware, and the closure by the end of 2015 of the Company’s Cebu, Philippines inkjet supplies manufacturing facility. The Company expects to realize cost savings in the future through these actions and may announce future actions to further reduce its worldwide workforce and/or centralize its operations. The risks associated with these actions include potential delays in their implementation, particularly workforce reductions; increased costs associated with such actions; decreases in employee morale and the failure to meet operational targets due to unplanned departures of employees, particularly key employees and sales employees.

Decreased consumption of supplies could negatively impact the Company’s operating results.

•

The Company’s future operating results may be adversely affected if the consumption of its supplies, including consumption of supplies by the Company’s legacy inkjet installed base, by end users of its products is lower than expected or declines, if there are declines in pricing, unfavorable mix and/or increased costs.

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

•

The Company and its major competitors, many of which have significantly greater financial, marketing and/or technological resources than the Company, have regularly lowered prices on their products and are expected to continue to do so. In particular, the laser printer market has experienced and is expected to continue to experience significant price pressure. Price reductions on laser products, including related supplies or the inability to reduce costs and expenses, could result in lower profitability and jeopardize the Company’s ability to grow or maintain its market share. In recent years, the gross margins on the Company’s hardware products have been under pressure as a result of competitive pricing pressures in the market. If the Company is unable to reduce costs to offset this competitive pricing or product mix pressure, and the Company is unable to support declining gross margins through the sale of supplies, the Company’s operating results and future profitability may be negatively impacted.

•

The market for Perceptive Software’s products and services is highly competitive, and the Company expects competition will continue to intensify as the ECM and BPM markets mature. Perceptive Software competes with a large number of ECM and BPM providers that have significantly greater financial, marketing and/or technological resources than the Company. Perceptive Software could lose market share if its competitors introduce new products and services, add functionality to existing products, or reduce prices on their products and services. If such competitors lower prices with respect to competing products and services we could be forced to lower prices for Perceptive Software’s products and services, which could result in less revenue or reduced gross margins, either of which may negatively impact the Company’s operating results and future profitability.

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

•

The Company markets and sells its products through several sales channels. The Company has also advanced a strategy of forming alliances and OEM arrangements with many companies. The Company’s future operating results may be adversely affected by any conflicts that might arise between or among its various sales channels, the volume reduction in or loss of any alliance or OEM arrangement.

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

•

The Company’s future operating results may be adversely affected if it is unable to continue to develop, manufacture and market products that are reliable, competitive, and meet customers’ needs. The markets for laser products and associated supplies are aggressively competitive, especially with respect to pricing and the introduction of new technologies and products offering improved features and functionality. In addition, the introduction of any significant new and/or disruptive technology or business model by a competitor that substantially changes the markets into which the Company sells its products or demand for the products sold by the Company could severely impact sales of the Company’s products and the Company’s operating results. The impact of competitive activities on the sales volumes or revenue of the Company, or the Company’s inability to effectively deal with these competitive issues, could have a material adverse effect on the Company’s ability to attract and retain OEM customers and maintain or grow market share. The competitive pressure to develop technology and products and to increase the Company’s investment in research and development and marketing expenditures also could cause significant changes in the level of the Company’s operating expense.

Due to the international nature of our business, changes in a country’s or region’s political or economic conditions or other factors could negatively impact the Company’s revenue, financial condition or operating results.

•

Revenue derived from international sales made up more than half of the Company’s revenue in 2012. Accordingly, the Company’s future results could be adversely affected by a variety of factors, including changes in a specific country’s or region’s political or economic conditions, foreign currency exchange rate fluctuations, trade protection measures and unexpected changes in regulatory requirements. In addition, changes in tax laws and the ability to repatriate cash accumulated outside the U.S. in a tax efficient manner may adversely affect the Company’s financial results, investment flexibility and operations. Moreover, margins on international sales tend to be lower than those on domestic sales, and the Company believes that international operations in emerging geographic markets will be less profitable than operations in the U.S. and European markets, in part, because of the higher investment levels for marketing, selling and distribution required to enter these markets.

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

The failure of the Company’s information technology systems, including a data breach or cyber attack, or the Company’s failure to successfully implement new information technology systems, may negatively impact the Company’s operating results.

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

•

The Company’s information technology systems may be vulnerable to security breaches beyond our control. The Company invests in security technology to continually monitor and protect the Company’s data and business processes against risk of data security breaches and cyber attacks. While the Company believes these measures are adequate in preventing security breaches and in reducing cybersecurity risks, the Company has yet to experience any breach, a breach or successful attack could have a negative impact on the Company’s operations or business reputation.

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

•

Our worldwide operations and those of our manufacturing partners, suppliers, and freight transporters, among others, are subject to natural and manmade disasters and other business interruptions such as earthquakes, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, environmental hazards, power shortages, water shortages and telecommunications failures. As evidenced by the flooding in Thailand in 2011, which resulted in increased manufacturing costs, the occurrence of any of these types of business disruptions could seriously harm our revenue and financial condition and increase our costs and expenses. The consolidation of certain functions into shared service centers and movement of certain functions to lower cost countries by the Company in recent year increases the probability and impact of business disruptions over time.

The entrance of additional competitors that are focused on printing solutions and software solutions, including content and process management software solutions, could negatively impact the Company’s strategy and operating results.

•

The entrance of additional competitors that are focused on printing solutions could further intensify competition in the laser printer market and could have a material adverse impact on the Company’s strategy and financial results.

•

The Company acquired Perceptive Software in 2010 and five complementary software companies since October 2011 to strengthen its industry workflow solutions and to compete in the content and process management software solutions market. The entrance of additional competitors that are focused on such solutions could materially impact the Company’s strategy to expand in this market and adversely affect the Company’s financial results.

The Company may fail to realize all of the anticipated benefits of any investments, acquisitions or other significant transactions, which could harm our financial results.

•

As part of our business strategy, the Company routinely discusses, evaluates opportunities, and may enter into agreements regarding possible investments, acquisitions, and other transactions. Such transactions, including our acquisitions of Perceptive Software in 2010; Pallas Athena in 2011; and Brainware, Nolij, ISYS and Acuo Technologies in 2012, routinely involve significant risks and challenges and the Company may not be able to realize all of the anticipated benefits of such transactions. The Company may not be able to identify suitable opportunities on terms acceptable to the Company. The transaction may fail to advance the Company’s business strategy of becoming an end-to-end solutions provider. The Company may not realize a satisfactory return on our investment. The Company may not be able to obtain regulatory or other approvals required for the transaction. The future business operations of an acquired entity may not be successful. The Company may not be able to realize expense synergies and revenue expansion goals. Disruptions from the transaction could harm relationships with the Company’s or the acquired entity’s existing customers, business partners, employees and suppliers. Intangible assets and goodwill recognized by the Company in the acquisition could become impaired if subsequent measurements of fair value and implied value, respectively, do not support the carrying values of such assets.

•

The Company’s acquisitions present significant challenges and risks relating to the integration of the newly acquired business into the Company, and there can be no assurances that the Company will manage the integration of the newly acquired business successfully. The Company is in the process of integrating the newly acquired businesses, and each of these acquisitions pose integration challenges, including the retention of customers and key employees, capitalizing on revenue synergies, and difficulty integrating business systems and technology. The Company’s management may be required to spend significant amount of time and resources to integrate these newly acquired businesses and the anticipated benefits of the acquisition may take longer to achieve, if at all. If the Company fails to integrate the newly acquired businesses on a timely basis, the Company may not meet its expectations regarding the profitability of such acquisitions, which could have an adverse impact on the Company’s business, financial condition and operating results.

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

•

In order to compete, the Company must attract, retain, and motivate executives and other key employees, and its failure to do so could harm the Company’s results of operations. Hiring and retaining qualified executives, engineers, technical staff, sales, marketing and IT support positions are critical to the Company’s business, and competition for experienced employees in our industry can be intense. To help attract, retain, and motivate qualified employees, the Company must offer a competitive compensation package, including cash, cash-based incentive awards and share-based incentive awards, such as restricted stock units. Because the cash-based and share-based incentive awards are dependent upon the performance conditions relating to the Company’s performance and the performance of the price of the Company’s common stock, the future value of such awards are uncertain. If the anticipated value of such incentive awards does not materialize, or if the total compensation package ceases to be viewed as competitive, the Company’s ability to attract, retain, and motivate employees could be weakened, which could harm the Company’s results of operations.

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

Lexmark’s corporate headquarters and principal development facilities are located on a 374 acre campus in Lexington, Kentucky. Perceptive Software’s headquarters is located in Shawnee, Kansas. At December 31, 2012, the Company owned or leased approximately 6.0 million square feet of administrative, sales, service, research and development, warehouse and manufacturing facilities worldwide. Approximately 3.0 million square feet is located in the U.S. and the remainder is located in various international locations. The Company’s principal international manufacturing facilities are located in Mexico and the Philippines. The principal domestic manufacturing facility is located in Colorado. The Company occupies facilities for development in various locations including the U.S., India, the Netherlands and the Philippines. The Company owns approximately 76 percent of the worldwide square footage and leases the remaining 24 percent. The leased property has various lease expiration dates. The Company believes that it can readily obtain appropriate additional space as may be required at competitive rates by extending expiring leases or finding alternative space. Included in the statements above is approximately 0.2 million square feet leased by Perceptive Software.

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

Market Information

Lexmark’s Class A Common Stock is traded on the New York Stock Exchange under the symbol “LXK.” As of February 15, 2013, there were 2,176 holders of record of the Class A Common Stock and there were no holders of record of the Class B Common Stock. Information regarding the market prices of the Company’s Class A Common Stock appears in Part II, Item 8, Note 22 of the Notes to Consolidated Financial Statements.

Dividend Policy

During 2011 and 2012, dividends of $0.25 per common share were declared on October 27, 2011 and February 23, 2012. During 2012 and 2013, dividends of $0.30 per common share were declared on April 26, 2012, July 26, 2012, October 25, 2012 and February 21, 2013. Refer to Part II, Item 8, Notes 15 and 21 of the Notes to Consolidated Financial Statements for more information regarding dividends.

Lexmark is continuing to execute on its stated capital allocation framework of returning, on average, more than 50 percent of free cash flow (net cash flows provided by operating activities minus purchases of property, plant and equipment plus proceeds from sale of fixed assets) to its shareholders through dividends and share repurchases. The Company anticipates paying dividends quarterly, though future declarations of dividends are subject to Board of Directors’ approval and may be adjusted as business needs or market conditions change.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(2)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (In Millions)(1)(2)
October 1-31, 2012	—	$—	—	$265.9
November 1-30, 2012	673,340	22.28	673,340	250.9
December 1-31, 2012	—	—	—	250.9
Total	673,340	$22.28	673,340

(1)	Information regarding the Company’s share repurchases can be found in Part II, Item 8, Note 15 of the Notes to Consolidated Financial Statements.

(2)	On August 28, 2012, the Company entered into an Accelerated Share Repurchase (“ASR”) Agreement with a financial institution counterparty. Under the terms of the ASR Agreement, the Company paid $100.0 million targeting approximately 4.6 million shares based on the closing price of the Company’s Class A Common Stock on August 28, 2012. On September 4, 2012, the Company took delivery of 85% of the shares, or approximately 3.9 million shares at a cost of $85 million and included these shares in the Company’s third quarter 10-Q repurchase table. On November 27, 2012, the counterparty delivered approximately 0.7 million additional shares in final settlement of the agreement, bringing the total shares repurchased under the ASR to approximately 4.6 million shares at an average price per share of $21.72. The delivery of the 0.7 million shares as well as the recognition of the remaining 15% of the initial payment, or $15.0 million, are included in the November activity in the table above.

Performance Graph

The following graph compares cumulative total stockholder return on the Company’s Class A Common Stock with a broad performance indicator, the S&P Composite 500 Stock Index, and an industry index, the S&P 500 Information Technology Index, for the period from December 31, 2007, to December 31, 2012. The graph assumes that the value of the investment in the Class A Common Stock and each index were $100 at December 31, 2007, and that all dividends were reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURNS

	12/31/07	12/31/08	12/31/09	12/31/10	12/30/11	12/31/12
Lexmark International, Inc.	$100	$77	$75	$100	$96	$70
S&P 500 Index	100	63	80	92	94	109
S&P 500 Information Technology Index	100	57	92	101	104	119

Source: Standard & Poor’s Capital IQ

Equity Compensation Plan Information

The following table provides information about the Company’s equity compensation plans as of December 31, 2012:

(Number of Securities in Millions)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by stockholders	6.6	(2)	$60.81	8.6	(3)
Equity compensation plans not approved by stockholders (4)	0.1		42.25	0.0

Total	6.7		$60.45	8.6

(1)	The numbers in this column represent the weighted average exercise price of stock options only.

(2)	As of December 31, 2012, of the approximately 6.6 million awards outstanding under the equity compensation plans approved by stockholders, there were approximately 4.2 million stock options (of which 3,910,000 are employee stock options and 263,000 are nonemployee director stock options), approximately 2.4 million restricted stock units (“RSUs”) and supplemental deferred stock units (“DSUs”), including associated dividend equivalent units (“DEUs”) (of which 2,197,000 are employee RSUs and supplemental DSUs and 172,000 are nonemployee director RSUs), and 91,000 elective DSUs, including associated DEUs (of which 26,000 are employee elective DSUs and 65,000 are nonemployee director elective DSUs) that pertain to voluntary elections by certain members of management to defer all or a portion of their annual incentive compensation and by certain nonemployee directors to defer all or a portion of their annual retainer, chair retainer and/or meeting fees, that would have otherwise been paid in cash. Performance-based RSUs granted in 2012 were included at the target level of achievement. Refer to Part II, Item 8, Note 6 of the Notes to Consolidated Financial Statements for more information.

(3)	Of the 8.6 million shares available, 8.3 million relate to employee plans (of which 2.8 million may be granted as full-value awards) and 0.3 million relate to the nonemployee director plan.

(4)	As of December 31, 2012, 98,000 shares remained outstanding (of which approximately 84,000 are in the form of stock options and 14,000 are in the form of RSUs, including associated DEUs) pursuant to awards made under the Lexmark International, Inc. Broad-Based Employee Stock Incentive Plan (the “Broad-Based Plan”), an equity compensation plan which had not been approved by the Company’s stockholders. On February 24, 2011, the Company’s Board of Directors terminated the Broad-Based Plan and cancelled the remaining available shares that had been authorized for issuance under the Plan.

Item 6.	SELECTED FINANCIAL DATA

The table below summarizes recent financial information for the Company. For further information refer to the Company’s Consolidated Financial Statements and Notes thereto presented under Part II, Item 8 of this Form 10-K.

(Dollars in Millions, Except per Share Data)

	2012	2011	2010	2009	2008
Statement of Earnings Data:

Revenue (1)	$3,797.6	$4,173.0	$4,199.7	$3,879.9	$4,528.4
Cost of revenue (1)(2)	2,397.6	2,592.4	2,680.2	2,570.1	2,993.8

Gross profit	1,400.0	1,580.6	1,519.5	1,309.8	1,534.6

Research and development	372.7	374.5	369.0	375.3	423.3
Selling, general and administrative (1)(2)	804.1	761.2	701.2	647.8	807.3
Restructuring and related charges (2)	36.1	2.0	2.4	70.6	26.8

Operating expense	1,212.9	1,137.7	1,072.6	1,093.7	1,257.4

Operating income (1)(2)(3)	187.1	442.9	446.9	216.1	277.2
Interest (income) expense, net	29.6	29.9	26.3	21.4	(6.1)
Other (income) expense, net	(0.5)	(0.6)	(1.2)	4.6	7.4
Net impairment losses on securities	—	—	0.3	3.1	—

Earnings before income taxes (1)(2)(3)	158.0	413.6	421.5	187.0	275.9
Provision for income taxes (4)	51.7	92.7	81.5	41.1	35.7

Net earnings (1)(2)(3)(4)	$106.3	$320.9	$340.0	$145.9	$240.2
Diluted net earnings per common share (1)(2)(3)(4)	$1.53	$4.12	$4.28	$1.86	$2.69
Shares used in per share calculation	69.5	77.9	79.5	78.6	89.2
Dividends declared per share	$1.15	$0.25	—	—	—

Statement of Financial Position Data:

Cash, cash equivalents and current marketable securities	$905.8	$1,149.4	$1,217.2	$1,132.5	$973.3
Working capital	478.5	1,085.5	1,023.3	948.9	805.2
Total assets	3,523.4	3,637.0	3,705.2	3,354.2	3,265.4
Total debt	649.6	649.3	649.1	648.9	654.2
Stockholders’ equity	1,281.2	1,391.7	1,394.3	1,013.6	812.1
Other Key Data:

Net cash from operations (5)	$413.1	$391.0	$520.4	$402.2	$482.1
Capital expenditures	$162.2	$156.5	$161.2	$242.0	$217.7
Debt to total capital ratio (6)	34%	32%	32%	39%	45%

(1)	The Company acquired Brainware, Isys and Nolij in the first quarter of 2012. Perceptive Software Revenue and Operating income (loss) included in the table above for 2012 were $156.0 million and $(72.2) million, respectively. The Company incurred pre-tax charges of $60.3 million in 2012 related to acquisitions including $41.4 million related to amortization of intangible assets and $18.9 million of other acquisition-related costs and integration expenses. Amortization of intangible assets is included in Cost of revenue, Selling, general and administrative and Research and development in the amount of $27.2 million, $13.3 million and $0.9 million, respectively. Other acquisition-related costs and integration expenses are included in Selling, general and administrative. As the Company acquired Acuo on December 28, 2012, the post-acquisition financial results of Acuo were immaterial to the Company’s Consolidated Statement of Earnings.

The Company acquired Pallas Athena on October 18, 2011. Perceptive Software Revenue and Operating income (loss) included in the table above for 2011 were $94.8 million and $(29.6) million, respectively. The Company incurred pre-tax charges of $24.5 million in 2011 related to acquisitions, including $21.2 million related to amortization of intangible assets and $3.3 million of other acquisition-related costs and integration expenses. Amortization of intangible assets is included in Cost of revenue, Selling, general and administrative and Research and development in the amount of $15.5 million, $5.3 million and $0.4 million, respectively. Other acquisition-related costs and integration expenses are included in Selling, general and administrative.

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

(2)	Amounts in 2012 include restructuring-related charges and project costs of $121.8 million. Restructuring-related charges of $29.5 million and $19.9 million related to accelerated depreciation are included in Cost of revenue and Selling, general and administrative, respectively. Restructuring-related charges of $17.7 million related to excess components and other inventory-related charges were incurred in Cost of revenue, and $0.6 million and $1.5 million, respectively, of impairment charges related to long-lived assets held for sale were incurred in Cost of revenue and Selling, general and administrative. Restructuring-related charges of $36.1 million relating to employee termination benefits and contract termination charges are included in Restructuring and related charges. Restructuring-related project costs and pension and postretirement-related expenses of $8.6 million and $7.9 million, respectively, are included in Selling, general and administrative.

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

(3)	Amounts in 2012, 2011, 2010, 2009, and 2008 include $23.9 million, $22.4 million, $19.4 million, $20.7 million, and $32.8 million, respectively, of pre-tax stock-based compensation expense.

(4)	Amounts in 2010 include a $14.7 million benefit from discrete tax items mainly related to audits concluding, statutes expiring, and true-ups of prior year tax returns.

Amounts in 2008 include an $11.6 million benefit from discrete tax items mainly related to audits concluding and statutes expiring.

(5)	Cash flows from investing and financing activities, which are not presented, are integral components of total cash flow activity.

(6)	The debt to total capital ratio is computed by dividing total debt (which includes both short-term and long-term debt) by the sum of total debt and stockholders’ equity.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto presented under Part II, Item 8 of this Form 10-K.

OVERVIEW

Products and Segments

Lexmark makes it easier for businesses of all sizes to improve their business processes by enabling them to capture, manage and access critical unstructured business information in the context of their business process while speeding the movement and management of information between the paper and digital worlds. Since its inception in 1991, Lexmark has become a leading developer, manufacturer and supplier of printing, imaging, device management, managed print services, document workflow, and more recently business process and content management solutions. The Company operates in the office printing and imaging, and ECM, BPM, DOM, intelligent data capture and search software markets. Lexmark’s products include laser printers and multifunction devices, dot matrix printers and the associated supplies/solutions/services, as well as ECM, BPM, DOM, intelligent data capture, search and web-based document imaging and workflow software solutions and services.

The Company is primarily managed along two segments: ISS and Perceptive Software.

•

ISS offers a broad portfolio of monochrome and color laser printers and laser MFPs, as well as supplies, software applications, software solutions and managed print services to help businesses efficiently capture, manage and access information. Laser based products within the distributed printing market primarily serve business customers. ISS employs large-account sales and marketing teams whose mission is to generate demand for its business printing solutions and services, primarily among large corporations, small and medium businesses, as well as the public sector. These sales and marketing teams primarily focus on industries such as financial services, retail, manufacturing, education, government and health care. ISS distributes and fulfills its products to business customers primarily through its well-established distributor and reseller network. The ISS distributor and reseller network includes IT Resellers, Direct Marketing Resellers, and Copier Dealers. ISS also sells its products through numerous alliances and OEM arrangements.

•

Perceptive Software offers a complete suite of ECM, BPM, DOM, intelligent data capture and search software products and solutions. The ECM and BPM software and services markets primarily serve business customers. Perceptive Software uses a direct to market sales and broad lead generation approach, employing internal sales and marketing teams that are segmented by industry sector — specifically healthcare, education, public sector/government, and cross industry, which includes areas such as retail, financial services and insurance. Perceptive Software also offers a direct channel partner program that allows authorized third-party resellers to market and sell Perceptive Software products and solutions to a distributed market. Perceptive Software has two general forms of software agreements with its customers, perpetual licenses and subscription services.

In August 2012, the Company announced it will exit the development and manufacturing of inkjet technology. The Company will continue to provide service, support and aftermarket supplies for its inkjet installed base.

Refer to Part II, Item 8, Note 20 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s reportable segments, which is incorporated herein by reference.

Operating Results Summary

2012

The Company continues the transition to a solutions company as it shifts from a hardware-centric company to a solutions company providing end-to-end solutions that allow customers to bridge the paper and digital worlds and the unstructured and structured content/process worlds. Lexmark provides comprehensive capabilities to allow customers to manage their print and MFP environment, including managed print services. The Company also continues to build its capabilities to help customers capture, manage and access unstructured content, in any form, through both organic investment and acquisitions. In 2012, Lexmark launched the largest series of new print and MFP products in its history substantially improving print and capture capabilities. Also in 2012, the Company completed the acquisitions of Brainware, Isys, Nolij and Acuo. These acquisitions provide advanced capture and search technology, as well as medical imaging specific vendor neutral archive technology.

In 2012, Lexmark announced it would complete its exit of inkjet technologies. In 2007, the Company exited the “consumer inkjet” business, and in August 2012 announced its exit from the “business inkjet” market as well as the development and manufacture of all inkjet technologies. The Company will continue to provide service, support and aftermarket supplies for its inkjet installed base. With this announcement, Lexmark has focused its printing and MFP development activities in laser based technologies.

Lexmark’s 2012 revenue was down 9% YTY, primarily due to the negative impact on revenue of weakening foreign currencies, and the decline in business and consumer inkjet revenue related to the decision to exit inkjet technology. Revenue in the second half of 2012 was also negatively impacted by economic weakness outside of the U.S., particularly in EMEA. Operating income decreased 57.8% YTY primarily due to unfavorable currency movements, and also an increase in restructuring related charges and project costs due to the Company’s 2012 restructuring actions, as well as by an increase in costs associated with acquisition-related adjustments due to its recent acquisitions.

The Company continues a strategic focus on growing its Managed Print Services offerings and the placement of high-end hardware. The Company also continues the strategic focus on expansion in solutions and software capabilities, to both strengthen its Managed Print Services offerings and grow its non-printing related software solutions business focused in the ECM, BPM and DOM markets. These strategic focus areas are intended to increase our penetration in the business segment. The business segment tends to have higher page generating and more software intensive application requirements, which drive increasing levels of supplies and software maintenance and support revenue.

In order to support these strategic focus areas, and to allow Lexmark to participate in the growing market to manage unstructured data and processes, and to further strengthen the Company’s products, content/business process management solutions and managed print services, the Company acquired Brainware, Nolij, ISYS and Acuo Technologies in 2012. These acquisitions are included in the Perceptive Software segment.

Refer to the section entitled “RESULTS OF OPERATIONS” that follows for a further discussion of the Company’s results of operations.

Trends and Opportunities

Lexmark serves both the distributed imaging and content/process software markets (ECM, BPM, search, DOM and intelligent capture) with a focus on business customers. Lexmark management believes the total relevant market opportunity of these markets combined in 2012 was approximately $80 billion. Lexmark management believes that the total relevant distributed printing and imaging market opportunity was approximately $70 billion in 2012, including printing hardware, supplies and related services. This opportunity includes printers and multifunction devices as well as a declining base of copiers and fax machines that are increasingly being integrated into multifunction devices. Based on industry information, Lexmark management believes that the overall distributed printing market declined slightly in 2012. The distributed printing industry is expected to experience flat to slightly declining revenue overall over the next few years but growth is likely in managed print services, multifunction products (“MFPs”) and color lasers which are all areas of focus for Lexmark. In fact, managed print services and fleet solutions are expected to continue to experience double digit annual revenue growth rates over the next few years. Based on industry analyst estimates, the content and process management software markets that Lexmark participates in, are projected to grow approximately 10% annually over the next few years and in 2012 had a market size that exceeded $10 billion, excluding related professional services. However, management believes the total addressable market is significantly larger due to relatively low penetration of content and process management software solutions worldwide.

Market trends driving long-term growth include:

•	Continued adoption of color and graphics output in business;

•

Advancements in electronic movement of information, driving a continued shift in pages away from centralized commercial printing to distributed printing by end users when and where it is convenient to do so;

•	Continued convergence between printers, scanners, copiers and fax machines into single, integrated multifunction and all-in-one devices;

•	Increasing ability of multi-function printing devices to integrate into business process workflow solutions and enterprise content management systems;

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

As a result of these market trends, Lexmark has growth opportunities in monochrome and color laser printers and MFPs, managed print services, as well as fleet management, ECM, BPM, DOM, intelligent data capture, search and medical imaging vendor neutral archive software products and solutions.

Color and MFP devices continue to represent a more significant portion of the laser market. The Company’s management believes that these trends will continue. Industry pricing pressure is partially offset by the tendency of customers to purchase higher value color and MFP devices and optional paper handling and finishing features. Customers are also purchasing connected smart MFPs and document and process management software solutions and services to optimize their document-related processes and infrastructure in order to improve productivity and cost.

While profit margins on printers and MFPs have been negatively affected by competitive pricing pressure, supplies sales are higher margin and recurring. In general, as the printing and imaging market matures and printer and copier-based product markets continue to converge, the Company’s management expects competitive pressures on product prices to continue.

In August 2012, the Company announced the exiting of the development and manufacturing of the Company’s inkjet technology. While the Company will continue to provide aftermarket supplies for its inkjet installed base, the Company expects continued year on year declines in inkjet aftermarket supplies sales as the installed base of the Company’s inkjet printers decline due to customer retirements of the Company’s inkjet printers.

Lexmark’s dot matrix printers include mature products that require little ongoing investment. The Company expects that the market for these products will continue to decline, and has implemented a strategy to continue to offer high-quality products while managing cost to maximize cash flow and profit.

The content and process management software and services markets serve business customers. These markets include solutions for capturing all types of unstructured information such as hardcopy, photographs, emails, video, audio and faxes, and the intelligent tagging of this information in order to streamline and automate process workflows while managing changes to both content and processes in support of governance and compliance policies. These markets also include solutions that help businesses understand existing processes, design and manage new processes, and enable the assembly of content into meaningful communications with their customers and partners. These solutions help companies leverage the value of their content, processes, and people by seamlessly integrating the user experience with existing enterprise systems, with the result being higher productivity, lower costs, and increased customer satisfaction. Management believes the deployment of ECM and BPM systems and associated workflow solutions to effectively capture, manage and access unstructured information is a significant long term opportunity.

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

Business systems such as enterprise resource planning (“ERP”), EMR, and customer relationship management (“CRM”) systems represent a mature market and remain vital applications but do not satisfy an organization’s enterprise content management needs. The Company expects organizations to continue to look to ECM and BPM solutions to complete their enterprise information infrastructure, increasing the value of their core business system investments and leading to gains in efficiency.

Challenges and Risks

In recent years, Lexmark and its principal competitors, many of which have significantly greater financial, marketing and/or technological resources than the Company, have regularly lowered prices on printers and are expected to continue to do so. Other challenges and risks faced by Lexmark include:

•	New product announcements by the Company’s principal competitors can have, and in the past, have had, a material negative effect on the Company’s financial results.

•

The Company’s future operating results may be adversely affected by the Company’s exit from future hardware development and manufacturing of inkjet printers if the consumption of inkjet aftermarket supplies used in the Company’s legacy inkjet installed base is less than expected.

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

Refer to the sections entitled “Competition – ISS” and “Competition – Perceptive Software” in Item 1, which are incorporated herein by reference, for a further discussion of major uncertainties faced by the industry and the Company. Additionally, refer to the section entitled “Risk Factors” in Item 1A, which is incorporated herein by reference, for a further discussion of factors that could impact the Company’s operating results.

Strategy and Initiatives

Lexmark’s strategy is based on a business model of investing in technology to develop and sell imaging and process solutions, including printers, multifunction devices and software solutions including enterprise content and business process management software, with the objective of growing its installed base of hardware devices and software installations, which drives recurring supplies sales as well as software subscription, maintenance and services revenue. The Company’s management believes that Lexmark has the following strengths related to this business model:

•	Lexmark is highly focused on delivering printing, imaging, and content and process management solutions and services for specific industries and business processes in distributed environments.

•	Lexmark internally develops both monochrome and color laser printing technology.

•

Lexmark, through Perceptive Software, provides ECM, BPM, DOM, intelligent capture, search and healthcare specific medical imaging and vendor neutral archive software products and corresponding industry tailored solutions to help companies manage the lifecycle of their content and business processes all in the context of their existing enterprise applications.

•	Lexmark has leveraged its technological capabilities and its commitment to flexibility and responsiveness to build strong relationships with large-account customers and channel partners.

Lexmark’s strategy involves the following core strategic initiatives:

•

Invest in technology, hardware and software products and solutions to secure high value product installations and capture profitable supplies, software subscription, and maintenance and service annuities in document-intensive industries and business processes in distributed environments;

•	Target and capture business customers, markets and channels that drive higher page generation and supplies usage; and

•	Advance and grow the Company’s ECM and BPM business worldwide.

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

For multiple element agreements that include software deliverables accounted for under the industry-specific revenue recognition guidance, relative selling price must be determined by VSOE, which is based on company specific standalone sales data or renewal rates. For software arrangements, the Company typically uses the residual method to allocate arrangement consideration as permitted under the industry-specific revenue recognition guidance.

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

In spite of economic uncertainty stemming from the European debt crisis, the Company has not experienced an increase in credit losses in EMEA and no adjustments have been recognized in the Company’s allowance for doubtful accounts specifically regarding this matter as of December 31, 2012. Approximately 34% of the Company’s trade receivables balance is related to EMEA customers.

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

Inventory Reserves and Adverse Purchase Commitments

Lexmark writes down its inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated market value. The Company estimates the difference between the cost of obsolete or unmarketable inventory and its market value based upon product demand requirements, product life cycle, product pricing and quality issues. Also, Lexmark records an adverse purchase commitment liability when anticipated market sales prices are lower than committed costs. If actual market conditions are less favorable than those projected by management, additional inventory write-downs and adverse purchase commitment liabilities may be required.

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

•

Discount rate — reflects the rates at which benefits could effectively be settled and is based on current investment yields of high-quality fixed-income investments. The Company uses a yield-curve approach to determine the assumed discount rate based on the timing of the cash flows of the expected future benefit payments. Effective December 31, 2012, the Company changed from using a more broad-based yield curve to a newly developed above-mean yield curve for a more refined estimate of the benefit obligation.

•

Rate of compensation increase — Effective April 2006, this assumption is no longer applicable to the U.S. pension plan due to the benefit accrual freeze in connection with the Company’s 2006 restructuring actions. In addition, some of the non-U.S. pension plans are also frozen.

Plan assets are invested in equity securities, government and agency securities, mortgage-backed securities, commercial mortgage-backed securities, asset-backed securities, corporate debt, annuity contracts and other securities. The U.S. pension plan comprises a significant portion of the assets and liabilities relating to the Company’s pension plans. The investment goal of the U.S. pension plan is to achieve an adequate net investment return in order to provide for future benefit payments to its participants. U.S. asset allocation percentages are targeted to be 60% equity and 40% fixed income investments. The U.S. pension plan employs professional investment managers to invest in U.S. equity, global equity, international developed equity, emerging market equity, U.S. fixed income, high yield bonds and emerging market debt. Each investment manager operates under an investment management contract that includes specific investment guidelines, requiring among other actions, adequate diversification, prudent use of derivatives and standard risk management practices such as portfolio constraints relating to established benchmarks. The U.S. pension plan currently uses a combination of both active management and passive index funds to achieve its investment goals.

The Company has elected to primarily use the market-related value of plan assets rather than fair value to determine expense which, under the accounting guidance, allows gains and losses to be recognized in a systematic and rational manner over a period of no more than five years. As a result of this deferral process, for the U.S. pension plan, pension expense was increased by $5 million in 2012 and is expected to increase $3 million in 2013, due to the recognition of the gains and losses for the respective prior five years. The expected decrease in the 2013 pension expense for the U.S. pension plan would have been approximately $4 million had the Company not deferred the differences between actual and expected asset returns on equity investments.

Actual results that differ from assumptions that fall outside the “10% corridor,” as defined by accounting guidance on employers’ accounting for pensions, are accumulated and amortized over the estimated future service period of active plan participants. For 2012, a 25 basis point change in the assumptions for asset return and discount rate would not have had a significant impact on the Company’s results of operations.

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

Environmental Remediation Obligations

Lexmark accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. In the early stages of a remediation process, particular components of the overall obligation may not be reasonably estimable. In this circumstance, the Company recognizes a liability for the best estimate (or the minimum amount in a range if no best estimate is available) of its allocable share of the cost of the remedial investigation-feasibility study, consultant and external legal fees, corrective measures studies, monitoring, and any other component remediation costs that can be reasonably estimated. Accruals are adjusted as further information develops or circumstances change. Recoveries from other parties are recorded as assets when their receipt is deemed probable. Although environmental costs and accruals are presently not material to the Company’s results of operations, financial position, or cash flows, such estimates could change as the processes draw closer to final resolution.

Waste Obligation

Waste Electrical and Electronic Equipment (“WEEE”) Directives issued by the European Union require producers of electrical and electronic goods to be financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The Company’s estimated liability for these costs involves a number of uncertainties and takes into account certain assumptions and judgments including average collection costs, return rates and product lives. During 2012, the Company reduced its estimated liability and recognized a $9.6 million net benefit to Cost of revenue. The adjustment was driven by the lower number of products actually returned and collected compared to the return rate assumption used in the original estimate. In the future, should actual costs and activities differ from the Company’s estimates and assumptions, revisions to the estimated liability may be required.

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

In certain situations, there may be little or no market data available at the measurement date for the Company’s fair value measurements, thus requiring the use of significant unobservable inputs. Such measurements require more judgment and are generally classified as Level 3 within the fair value hierarchy.

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

Nonrecurring, nonfinancial fair value measurements are most often based on inputs or assumptions that are less observable in the market, thus requiring more judgment on the part of the Company in estimating fair value. Determination of the highest and best use of an asset from the perspective of market participants can result in fair value measurements that differ from estimates based on the Company’s specific intentions for the asset.

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

Other-Than-Temporary Impairment of Marketable Securities

The Company records its investments in marketable securities at fair value through accumulated other comprehensive earnings in accordance with the accounting guidance for available-for-sale securities. Once these investments have been marked to market, the Company must assess whether or not its individual unrealized loss positions contain other-than-temporary impairment (“OTTI”). If an unrealized position is deemed OTTI, then the unrealized loss, or a portion thereof, must be recognized in earnings. The Company’s portfolio is made up almost entirely of debt securities for which OTTI must be recognized in accordance with the FASB OTTI guidance. The model in this guidance requires that an entity recognize OTTI in earnings for the entire unrealized loss position if the entity intends to sell or it is more likely than not the entity will be required to sell the debt security before its anticipated recovery of its amortized cost basis. If the entity does not expect to sell the debt security, but the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss is deemed to exist and OTTI shall be considered to have occurred. The OTTI is separated into two components, the amount representing the credit loss which is recognized in earnings and the amount related to all other factors which is recognized in other comprehensive income under the new guidance. See Note 2 of the Notes to the Consolidated Financial Statements in Part II, Item 8 for more details regarding this guidance. The Company’s policy considers various factors in making these two assessments.

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

Business Combinations

The application of the acquisition method of accounting for business combinations requires the use of significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration between identifiable intangible assets and goodwill. The fair values of identifiable intangible assets were determined using an income approach, which requires projected financial information and market participant assumptions. See Note 4 of the Notes to the Consolidated Financial Statements in Part II, Item 8 for information regarding the methods employed and significant inputs used to determine fair value related to the Company’s business acquisitions.

Goodwill and Intangible Assets

Lexmark assesses its goodwill and indefinite-lived intangible assets for impairment each fiscal year as of December 31 or between annual tests if an event occurs or circumstances change that lead management to believe it is more likely than not that an impairment exists. Examples of such events or circumstances include a deterioration in general economic conditions, increased competitive environment, or a decline in overall financial performance of the Company. Goodwill is tested at the reporting unit level as determined under the accounting guidance for goodwill impairment testing. The Company generally considers both a discounted cash flow analysis, which requires judgments such as projected future earnings and weighted average cost of capital, as well as certain market-based measurements, including multiples developed from prices paid in observed market transactions of comparable companies, in its estimation of fair value for goodwill impairment testing. The Company estimates the fair value of acquired trade names and trademarks indefinite-lived intangible asset using the relief from royalty method.

Goodwill recognized by the Company at December 31, 2012 was $376.8 million and was allocated to the Perceptive Software and ISS reporting units in the amount of $353.6 million and $23.2 million, respectively. The fair values of these reporting units were substantially in excess of their carrying values on this date. The value of Perceptive Software was heavily reliant on forecasted financial information as the Company’s investments in research and development and marketing outpaced its revenue growth in 2012. Key assumptions to the valuation of Perceptive Software include its ability to expand internationally and the revenue growth that would be accelerated by such expansion. Applying a hypothetical 10% decrease to the fair value of each reporting unit would not result in the Company failing step one of the goodwill impairment test.

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

Long-Lived Assets Held and Used

Lexmark performs reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. If the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition are insufficient to recover the carrying value of the assets, then an impairment loss is recognized based upon the excess of the carrying value of the assets over the fair value of the assets. The determination of the asset group to be tested for recoverability is based on company-specific operating characteristics, including shared cost structures and interdependency of revenues between assets. An impairment review incorporates estimates of forecasted revenue and costs that may be associated with an asset as well as the expected periods that the asset (or asset group) may be utilized. Fair value is determined based on the highest and best use of the assets considered from the perspective of market participants, which may be different than the Company’s actual intended use of the asset (or asset group).

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

While focusing on core strategic initiatives, Lexmark has taken actions over the last few years to improve its cost and expense structure. As a result of restructuring initiatives, significant changes have been implemented, from the consolidation and reduction of the manufacturing and support infrastructure and the increased use of shared service centers in low-cost countries, to the exit of inkjet technology.

The Company remains committed to its capital allocation framework of returning more than 50 percent of free cash flow to shareholders through share repurchases and dividends while building and growing its solutions and software business through expansion and acquisitions.

Business Factors

Lexmark’s 2012 revenue was down 9% YTY, primarily due to the negative impact on revenue of weakening foreign currencies, and the decline in business and consumer inkjet revenue related to the decision to exit inkjet technology. Revenue in the second half of 2012 was also negatively impacted by economic weakness outside the U.S., particularly in EMEA. Operating income decreased 57.8% YTY primarily due to unfavorable currency movements, and also an increase in restructuring related charges and project costs due to the Company’s 2012 restructuring actions, as well as by an increase in costs associated with acquisition-related adjustments due to its recent acquisitions.

Operating Results Summary

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto. The following table summarizes the results of the Company’s operations for the years ended December 31, 2012, 2011 and 2010:

	2012		2011		2010
(Dollars in Millions)	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev
Revenue	$3,797.6	100.0%	$4,173.0	100.0%	$4,199.7	100.0%
Gross profit	1,400.0	36.9%	1,580.6	37.9%	1,519.5	36.2%
Operating expense	1,212.9	31.9%	1,137.7	27.3%	1,072.6	25.5%
Operating income	187.1	4.9%	442.9	10.6%	446.9	10.6%
Net earnings	106.3	2.8%	320.9	7.7%	340.0	8.1%

During 2012, consolidated revenue was $3.8 billion, down 9.0% compared to prior year. Gross profit decreased 11.4%, Operating expense increased 6.6% and Operating income decreased 57.8% when compared to the same period in 2011.

Net earnings for the year ended December 31, 2012 decreased 66.9% from the prior year primarily due to lower operating income. Operating income for the year ended December 31, 2012 included $121.8 million of pre-tax restructuring-related charges and project costs as well as $65.8 million of pre-tax acquisition-related adjustments. The Company uses the term “project costs” for incremental charges related to the execution of its restructuring plans. The Company uses the term

“acquisition-related adjustments” for purchase accounting adjustments and incremental acquisition and integration costs related to acquisitions.

During 2011, consolidated revenue was $4.2 billion, down less than 1% compared to 2010. Gross profit increased 4.0%, Operating expense increased 6.1% and Operating income decreased less than 1% when compared to the same period in 2010.

Net earnings for the year ended December 31, 2011 decreased 6% from the prior year primarily due to an increase in income taxes combined with a 1% decrease in operating income. The Company recorded discrete tax items in 2011 that resulted in a higher tax provision and thus a higher effective tax rate compared to prior year. Operating income in 2011 included $29.9 million of pre-tax restructuring-related charges and project costs along with $29.4 million of pre-tax acquisition-related adjustments.

Revenue

For the year ended December 31, 2012, consolidated revenue decreased 9% YTY, of which approximately 6% was due to the Company’s exit of inkjet technology and 3% was due to the negative impact of currency. Total revenue was further impacted by economic weakness outside of North America.

Revenue by reportable segment:

(Dollars in Millions)	2012	2011	% Change	2011	2010	% Change
ISS	$3,641.6	$4,078.2	-11%	$4,078.2	$4,162.4	-2%
Perceptive Software	156.0	94.8	65%	94.8	37.3	154%
Total revenue	$3,797.6	$4,173.0	-9%	$4,173.0	$4,199.7	-1%

ISS

For the year ended December 31, 2012, ISS revenue decreased 11% compared to prior year, of which approximately 6% was due to the Company’s exit of inkjet technology and 3% was due to the negative impact of currency. Hardware revenue declined 17% YTY and laser hardware revenue declined 10% YTY. Large workgroup laser hardware revenue, which represented about 76% of total hardware revenue for the year ended December 31, 2012 was down 9% YTY reflecting a 9% decline in average unit revenue (“AUR”), driven by a 3% currency impact and discounting to sell prior generation laser product ahead of new product launch. Small workgroup laser hardware revenue, which for the year ended December 31, 2012 represented 18% of total hardware revenue, declined 10% YTY driven by a 9% decline in units. Small workgroup AUR declined 1%. Inkjet exit hardware revenue, which for the year ended December 31, 2012 represented 6% of total hardware revenue, declined 62% YTY as the Company exits inkjet technology. Supplies revenue for the year ended December 31, 2012 was down 9% compared to the same period in 2011. Laser supplies revenue declined 5% YTY driven by a 3% negative currency impact. Inkjet exit supplies revenue declined 21% YTY due to ongoing and expected declines in the inkjet install base as the Company exits inkjet technology.

For the year ended December 31, 2011, revenue in ISS decreased $84.2 million or 2% compared to 2010 due to the 7% decrease in hardware revenue. Strong revenue growth in high-end hardware was more than offset by the decline in low-end hardware, principally in inkjet. Supplies revenue during 2011 was essentially flat with 2010. The decrease in hardware revenue was driven by a 40% reduction in inkjet hardware revenue. Inkjet units declined 37% as the Company continues to exit the inkjet product line. Inkjet AUR decreased 4% YTY. Laser hardware revenue increased 2% YTY, driven by a 6% increase in AUR, again driven by improved product mix toward high-end laser devices, which was partially offset by a 3% reduction in units due to lower unit sales of low-end laser units. Supplies revenue was flat YTY as the 11% growth in business laser and inkjet supplies was more than offset by a 32% decline in consumer inkjet supplies.

Perceptive Software Segment

Reductions in revenue result from business combination accounting rules when deferred revenue balances assumed as part of acquisitions are adjusted down to fair value. Fair value approximates the cost of fulfilling the service obligation, plus a reasonable profit margin. Subsequent to acquisitions, the Company analyzes the amount of amortized revenue that would have been recognized had the acquired company remained independent and had the deferred revenue balances not been adjusted to fair value.

For the year ended December 31, 2012, revenue for Perceptive Software increased 65% compared to the same period in 2011. Excluding the impact of acquisition-related adjustments, revenue for Perceptive Software for the year ended December 31, 2012 increased 62% compared to the same period in 2011. The YTY increases are due to the acquisitions of Pallas Athena in the fourth quarter of 2011, Brainware, ISYS and Nolij in the first quarter of 2012 as well as organic growth of 21% in Perceptive Software. The 2012 and 2011 financial results for the Perceptive Software reportable segment include only the activity occurring after the dates of acquisition.

Perceptive Software was acquired by the Company on June 7, 2010. The 2010 financial results for Perceptive Software include only the activity occurring after the acquisition and is the primary reason behind the 154% increase in revenue in 2011 compared to 2010. Excluding the impact of acquisition-related adjustments, revenue for 2011 increased 98% compared to 2010.

See “Acquisition-related Adjustments” section that follows for further discussion.

The following table provides a breakdown of the Company’s revenue by product:

(Dollars in Millions)	2012	2011	% Change	2011	2010	% Change
Laser and Inkjet Hardware (1)	$826.5	$990.4	-17%	$990.4	$1,061.6	-7%
Laser and Inkjet Supplies (2)	2,640.1	2,910.6	-9%	2,910.6	2,914.3	0%
Software and Other (3)	331.0	272.0	22%	272.0	223.8	22%
Total revenue	$3,797.6	$4,173.0	-9%	$4,173.0	$4,199.7	-1%

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

For the year ended December 31, 2012, hardware revenue decreased 17% and supplies revenue decreased 9% YTY, partially offset by an increase of 22% in revenue from software and other driven by the YTY growth in Perceptive Software. Revenue by product category for prior years has been adjusted to reflect changes in the methods used to identify product categories during 2012. Laser and Inkjet printers has been updated to include scanners and printers sold in conjunction with software solutions previously included in Software and Other. Software and Other has been updated to include parts revenue that was previously included in either Laser and Inkjet hardware or Laser and Inkjet supplies.

For the year ended December 31, 2011, consolidated revenue decreased 1% YTY, driven primarily by a 7% decrease in hardware revenue, primarily reflecting a decline in consumer inkjet hardware. This decline was partially offset by a 22% YTY increase in Software and Other reflecting strong growth in Perceptive Software. Supplies revenue was essentially flat YTY.

During 2012, no one customer accounted for more than 10% of the Company’s total revenues. In 2011 and 2010, one customer, Dell, accounted for $415 million or approximately 10% and $461 million or approximately 11% of the Company’s total revenue, respectively. Sales to Dell are included primarily in the ISS reportable segment.

Revenue by geography:

The following table provides a breakdown of the Company’s revenue by geography:

(Dollars in Millions)	2012	% of Total	2011	% of Total	%Change	2011	2010	% of Total	%Change
United States	$1,695.5	45%	$1,755.4	42%	-3%	$1,755.4	$1,790.9	43%	-2%
EMEA (Europe, the Middle East & Africa)	1,320.3	35%	1,531.6	37%	-14%	1,531.6	1,510.2	36%	1%
Other International	781.8	20%	886.0	21%	-12%	886.0	898.6	21%	-1%
Total revenue	$3,797.6	100%	$4,173.0	100%	-9%	$4,173.0	$4,199.7	100%	-1%

For the year ended December 31, 2012, the decline in revenues compared to the same period in 2011, for all regions, principally reflects the impact of the Company’s planned exit from inkjet technologies and the weakened demand environment. Declines in EMEA, Latin America and Asia Pacific also reflect the impact of the stronger dollar. For 2012 currency exchange rates had a 3% unfavorable YTY impact on revenue. For 2011 currency exchange rates had a 2% favorable YTY impact on revenue.

Gross Profit

The following table provides gross profit information:

(Dollars in Millions)	2012	2011	% Change	2011	2010	% Change
Gross profit dollars	$1,400.0	$1,580.6	-11%	$1,580.6	$1,519.5	4%
% of revenue	36.9%	37.9%	-1.0 pts	37.9%	36.2%	1.7 pts

For the year ended December 31, 2012, consolidated gross profit decreased 11% while gross profit as a percentage of revenue decreased 1 percentage point compared to the same period in 2011. Gross profit margin versus the same period in 2011 was impacted by a 3.0 percentage point decrease YTY due to lower product margins, principally hardware pricing and the impact of currency. Gross profit margin was also impacted by a 1.5 percentage point decrease due to higher YTY cost of restructuring and acquisition-related activities. These were partially offset by a 3.5 percentage point YTY increase due to a favorable mix shift driven by relatively less inkjet hardware and relatively more laser supplies and software. Gross profit for the year ended December 31, 2012 included $47.8 million of pre-tax restructuring-related charges and project costs along with $32.7 million of pre-tax acquisition-related adjustments.

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

See “Restructuring and Related Charges and Project Costs” and “Acquisition-related Adjustments” sections that follow for further discussion.

Operating Expense

The following table presents information regarding the Company’s operating expenses during the periods indicated:

	2012		2011		2010
(Dollars in Millions)	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev
Research and development	$372.7	9.8%	$374.5	9.0%	$369.0	8.8%
Selling, general & administrative	804.1	21.2%	761.2	18.2%	701.2	16.7%
Restructuring and related charges	36.1	1.0%	2.0	0.0%	2.4	0.0%
Total operating expense	$1,212.9	31.9%	$1,137.7	27.3%	$1,072.6	25.5%

For the year ended December 31, 2012, Total operating expense increased 6.6% compared to the same period in 2011. The increase was primarily due to higher pre-tax restructuring and related charges and related project costs. The remaining increases were primarily in the Perceptive Software segment and were driven by marketing and development expenditures as well as pre-tax acquisition related costs and adjustments from companies acquired over the last four quarters. ISS operating expenses were lower YTY despite the increase in restructuring and related charges as the charges were more than offset by the savings reflecting expense reductions from the Company’s 2012 restructuring actions. Restructuring and related charges increased YTY primarily in the ISS segment and in All Other, and were driven by the Company’s latest restructuring actions announced in 2012 related to the Company’s exiting of the development and manufacture of inkjet technology.

Research and development expenses increased in 2011 compared to 2010 primarily reflecting expenses due to Perceptive Software and the fact that 2011 contains full year results of Perceptive Software operating expenses, offset slightly by a decrease in ISS development spending. Selling, general and administrative expenses in 2011 increased compared to 2010 due principally to the acquisition of Perceptive Software, as well as increased expenses in ISS and All other, principally due to currency.

See discussion below of restructuring and related charges and project costs and acquisition-related adjustments included in the Company’s operating expenses for the periods presented in the table above.

In 2012, the Company incurred $74.0 million of pre-tax restructuring and related charges and project costs in operating expense due to the Company’s restructuring plans. Of the $74.0 million incurred in 2012, $37.9 million is included in Selling, general and administrative while $36.1 million is included in Restructuring and related charges on the Company’s Consolidated Statements of Earnings. Additionally, the Company incurred $33.1 million of pre-tax costs associated with acquisition related adjustments. Of the $33.1 million incurred in 2012, $0.9 million is included in Research and development, and $32.2 million is included in Selling, general, and administrative on the Company’s Consolidated Statements of Earnings.

In 2011, the Company incurred $24.7 million of pre-tax restructuring and related charges and project costs in operating expense due to the Company’s restructuring plans. Of the $24.7 million incurred in

2011, $22.7 million is included in Selling, general and administrative while $2.0 million is included in Restructuring and related charges on the Company’s Consolidated Statements of Earnings. Additionally, the Company incurred $9.0 million of pre-tax costs associated with acquisition related adjustments. Of the $9.0 million incurred in 2011, $0.4 million is included in Research and development, and $8.6 million is included in Selling, general and administrative on the Company’s Consolidated Statements of Earnings.

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

Operating Income (Loss)

The following table provides operating income by reportable segment:

(Dollars in Millions)	2012	2011	Change	2011	2010	Change
ISS	$584.0	$764.5	-24%	$764.5	$744.6	3%
% of revenue	16.0%	18.7%	-2.7 pts	18.7%	17.9%	0.8 pts

Perceptive Software	(72.2)	(29.6)	-144%	(29.6)	(16.1)	-84%
% of revenue	-46.3%	-31.2%	-15.1 pts	-31.2%	-43.2%	12.0 pts

All other	(324.7)	(292.0)	-11%	(292.0)	(281.6)	-4%
Total operating income (loss)	$187.1	$442.9	-58%	$442.9	$446.9	-1%
% of total revenue	4.9%	10.6%	-5.7 pts	10.6%	10.6%	0 pts

For the year ended December 31, 2012, the decrease in consolidated operating income compared to the same period in 2011, reflected lower operating income in the ISS and Perceptive Software segments and in All other. Lower ISS segment operating income drove the majority of YTY decline in consolidated operating income, reflecting primarily unfavorable currency movements and an increase in restructuring and related expenses and project costs. The YTY increase in operating loss for Perceptive Software reflects YTY increases in marketing and development expenditures and pre-tax acquisition-related costs and adjustments. The YTY increase in expenses included in All other reflects the YTY increase in acquisition-related items and restructuring related charges and project costs.

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

During 2012, the Company incurred total pre-tax restructuring-related charges and project costs of $92.6 million in ISS, $28.5 million in All other and $0.7 million in Perceptive Software, as well as pre-tax acquisition-related items of $46.9 million primarily in Perceptive Software and $18.9 million in All other. During 2011, the Company incurred total pre-tax restructuring-related charges and project costs of $16.6 million in ISS and $13.3 million in All other, as well as pre-tax acquisition-related items of $26.1 million primarily in Perceptive Software and $3.3 million in All other. During 2010, the Company incurred total pre-tax restructuring-related charges and project costs of $29.4 million in ISS and $9.2 million in All other as well as pre-tax acquisition-related items of $25.0 million primarily in Perceptive Software and $7.1 million in All other.

See “Restructuring and Related Charges and Project Costs” and “Acquisition-related Adjustments” sections that follow for further discussion.

Interest and Other

The following table provides interest and other information:

(Dollars in Millions)	2012	2011	2010
Interest (income) expense, net	$29.6	$29.9	$26.3
Other (income) expense, net	(0.5)	(0.6)	(1.2)
Net impairment losses on securities	—	—	0.3
Total interest and other (income) expense, net	$29.1	$29.3	$25.4

During 2012, total interest and other (income) expense, net, was an expense of $29.1 million, a 1% decrease compared to the same period in 2011.

During 2011, total interest and other (income) expense, net, was an expense of $29.3 million, a 15% increase compared to the same period in 2010. The 2011 net expense increase YTY was primarily due to lower interest income from declining interest rates on the Company’s investments.

Provision for Income Taxes and Related Matters

The Company’s effective income tax rate was approximately 32.7%, 22.4% and 19.3% in 2012, 2011 and 2010, respectively. See Note 14 of the Notes to the Consolidated Financial Statements in Part II, Item 8 for a reconciliation of the Company’s effective tax rate to the U.S. statutory rate.

The 10.3 percentage point increase of the effective tax rate from 2011 to 2012 was due primarily to a geographic shift in earnings toward higher tax jurisdictions in 2012 compared to 2011, and to the lack of the U.S. research and experimentation tax credit in 2012.

The 3.1 percentage point increase of the effective tax rate from 2010 to 2011 was due to the adjustments to previously accrued taxes in 2011 compared to 2010, a geographic shift in earnings toward higher tax jurisdictions in 2011, the U.S. R&E credit being a larger percentage of consolidated earnings before income taxes in 2011, and a variety of other factors.

In January of 2013, the President signed into law The American Taxpayer Relief Act of 2012, which contained provisions that retroactively extended the U.S. research and experimentation tax credit to 2012 and 2013. Because the extension did not happen by December 31, 2012, the Company’s effective income tax rate for 2012 did not include the benefit of the credit for 2012. However, because the credit was retroactively extended to include 2012, the Company expects to recognize the full benefit of the 2012 credit in the first quarter of 2013. The Company estimates that its credit for 2012 is $6.0 million. That amount will be reported as a discrete income tax benefit in the first quarter of 2013.

Net Earnings and Earnings per Share

The following table summarizes net earnings and basic and diluted net earnings per share:

(Dollars in millions, except per share amounts)	2012	2011	2010
Net Earnings	$106.3	$320.9	$340.0
Basic earnings per share	$1.55	$4.16	$4.33
Diluted earnings per share	$1.53	$4.12	$4.28

Net earnings for the year ended December 31, 2012 decreased 66.9% from the prior year primarily due to lower operating income combined with a higher effective tax rate when compared to the same period in 2011. For 2012, the YTY change in basic and diluted earnings per share was primarily due to the change in net earnings partially offset by the decreases in the average number of shares outstanding, due to the Company’s share repurchases.

Net earnings for the year ended December 31, 2011 decreased 6% from the prior year primarily due to an increase in the effective tax rate as well as lower operating income and higher net interest expense. For 2011, the YTY decreases in basic and diluted earnings per share were primarily attributable to decreased earnings offset partially by the decreases in the average number of shares outstanding, due to the Company’s share repurchases.

RESTRUCTURING AND RELATED CHARGES AND PROJECT COSTS

Summary of Restructuring Impacts

The Company’s 2012 financial results are impacted by its restructuring plans and related projects. As part of Lexmark’s ongoing strategy to increase the focus of its talent and resources on higher usage business platforms, the Company announced restructuring actions (the “2012 Restructuring Actions”) on January 31 and August 28, 2012. These actions better align the Company’s sales, marketing and development resources, and align and reduce its support structure consistent with its focus on business customers. The 2012 Restructuring Actions include exiting the development and manufacturing of the Company’s inkjet technology, with reductions primarily in the areas of inkjet-related manufacturing, research and development, supply chain, marketing and sales as well as other support functions. The Company will continue to provide service, support and aftermarket supplies for its inkjet installed base.

At the close of 2012, the Company was in the process of identifying potential buyers and gauging interest in certain inkjet technology and intellectual property. The asset group did not qualify as held for sale under the FASB guidance on accounting for the impairment or disposal of long-lived assets at December 31, 2012.

The 2012 Restructuring Actions are expected to impact about 2,325 positions worldwide, including 1,100 manufacturing positions. The 2012 Restructuring Actions will result in total pre-tax charges, including project costs, of approximately $192 million with $126.7 million incurred to date, approximately $40 million to be incurred in 2013 and the remaining $25.3 million to be incurred in 2014 and 2015. The Company expects the total cash costs of the 2012 Restructuring Actions to be approximately $93 million with $59.4 million incurred to date, $30.6 million impacting 2013, and the remaining $3 million impacting 2014 and 2015. The anticipated timing of cash outlays for the 2012 Restructuring Actions is $38 million in 2013 and $17 million in 2014 and 2015, with cash outlays of approximately $38 million in 2012. Lexmark expects the 2012 Restructuring Actions to generate savings of approximately $18 million in 2012, approximately $113 million in 2013 and ongoing annual savings beginning in 2015 of approximately $123 million, of which approximately $85 million will be cash savings. These ongoing savings should be split approximately 65% to operating expense and 35% to cost of revenue. The Company expects these actions to be principally complete by the end of 2015.

Refer to Part II, Item 8, Note 5 of the Notes to Consolidated Financial Statements for a description of the Company’s Other Restructuring Actions. The Other Restructuring Actions are substantially completed and any remaining charges to be incurred are expected to be immaterial.

Refer to Part II, Item 8, Note 5 of the Notes to Consolidated Financial Statements for a rollforward of the liability incurred for the 2012 Restructuring Actions and the Other Restructuring Actions.

Project costs consist of additional charges related to the execution of the restructuring plans. These project costs are incremental to the Company’s normal operating charges and are expensed as incurred, and include such items as compensation costs for overlap staffing, travel expenses, consulting costs and training costs.

Impact to 2012 Financial Results

For the year ended December 31, 2012, the Company incurred charges (reversals), including project costs, of $121.8 million for the Company’s restructuring plans as follows:

(Dollars in millions)	2012 Actions Restructuring- related Charges (Note 5)	2012 Actions Restructuring- related Pension Costs (Note 17)	2012 Actions Restructuring- related Project Costs	2012 Actions Total	Other Actions Restructuring- related Charges (Note 5)	Other Actions Restructuring- related Project Costs	Other Actions Total	Total
Accelerated depreciation charges	$49.3	$—	$—	$49.3	$0.1	$—	$0.1	$49.4
Excess components and other inventory-related charges	17.7	—	—	17.7	—	—	—	17.7
Impairments on long-lived assets held for sale	0.6	—	—	0.6	1.5	—	1.5	2.1
Employee termination benefit charges	31.1	—	—	31.1	(0.1)	—	(0.1)	31.0
Contract termination and lease charges	4.2	—	—	4.2	0.9	—	0.9	5.1
Pension and postretirement curtailment loss and termination benefits	—	7.9	—	7.9	—	—	—	7.9
Project costs	—	—	8.3	8.3	—	0.3	0.3	8.6
Total restructuring-related charges/project costs	$102.9	$7.9	$8.3	$119.1	$2.4	$0.3	$2.7	$121.8

The Company incurred accelerated depreciation charges of $29.5 million and $19.9 million in Cost of revenue and Selling, general and administrative, respectively, on the Consolidated Statements of Earnings. Excess components and other inventory-related charges of $17.7 million were incurred in Cost of revenue, and $0.6 million and $1.5 million, respectively, of impairment charges related to long-lived assets held for sale were incurred in Cost of revenue and Selling, general and administrative on the Consolidated Statements of Earnings. Total employee termination benefit and contract termination and lease charges of $31.0 million and $5.1 million, respectively, are included in Restructuring and related charges, and restructuring-related project costs and pension and postretirement related expenses of $8.6 million and $7.9 million, respectively, are included in Selling, general and administrative on the Company’s Consolidated Statements of Earnings.

For the year ended December 31, 2012, the Company incurred restructuring and related charges and project costs related to the 2012 Restructuring Actions of $91.8 million in ISS, $26.6 million in All other and $0.7 million in Perceptive Software. The Company incurred restructuring and related charges and project costs related to the Other Restructuring Actions of $0.8 million in ISS and $1.9 million in All other.

Impact to 2011 Financial Results

For the year ended December 31, 2011, the Company incurred charges (reversals), including project costs, of $29.9 million for the Company’s restructuring plans as follows:

(Dollars in millions)	2012 Actions Restructuring - related Charges (Note 5)	2012 Actions Restructuring - related Project Costs	2012 Actions Total	Other Actions Restructuring - related Charges (Note 5)	Other Actions Restructuring - related Project Costs	Other Actions Total	Total
Accelerated depreciation charges	$4.5	$—	$4.5	$2.4	$—	$2.4	$6.9
Impairments on long-lived assets held for sale	—	—	—	4.6	—	4.6	4.6
Employee termination benefit charges	3.1	—	3.1	(1.0)	—	(1.0)	2.1
Contract termination and lease charges	—	—	—	(0.1)	—	(0.1)	(0.1)
Project costs	—	—	—	—	16.4	16.4	16.4
Total restructuring-related charges/project costs	$7.6	$—	$7.6	$5.9	$16.4	$22.3	$29.9

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

For the year ended December 31, 2011, the Company incurred restructuring and related charges and project costs related to the 2012 Restructuring Plan of $7.6 million in ISS. The Company incurred restructuring and related charges and project costs related to the Other Restructuring Actions of $9.0 million in ISS and $13.3 million in All other.

In 2011, the Company recorded impairment charges of $1.0 million related to its manufacturing facility in Juarez, Mexico, and $3.6 million related to one of its support facilities in Boigny, France for which the current fair values had fallen below the carrying values. The asset impairment charges are included in Selling, general and administrative on the Company’s Consolidated Statements of Earnings. Subsequent to the impairment charge, the Juarez, Mexico facility was sold and the Company recognized a $0.6 million pre-tax gain on the sale that is included in Selling, general and administrative on the Company’s Consolidated Statements of Earnings. This gain is included in the $29.9 million total restructuring-related charges presented above as project costs related to the Company’s Other Restructuring Actions.

Impact to 2010 Financial Results

For the year ended December 31, 2010, the Company incurred charges (reversals), including project costs, of $38.6 million for the Company’s restructuring plans as follows:

(Dollars in millions)	Other Actions Restructuring- related Charges (Note 5)	Other Actions Restructuring- related Project Costs	Other Actions Total
Accelerated depreciation charges	$5.9	$—	$5.9
Employee termination benefit charges	(0.1)	—	(0.1)
Contract termination and lease charges	2.5	—	2.5
Project costs	—	30.3	30.3
Total restructuring-related charges/project costs	$8.3	$30.3	$38.6

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

For the year ended December 31, 2010, the Company incurred restructuring and related charges (reversals) and project costs related to the Other Restructuring Actions of $29.4 million in ISS and $9.2 million in All other.

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

The following pre-tax acquisition-related adjustments affected the Company’s financial results.

(Dollars in Millions)	2012	2011	2010
Reduction in revenue	$5.5	$4.9	$13.0
Amortization of intangible assets	41.4	21.2	12.0
Acquisition and integration costs	18.9	3.3	7.1
Total acquisition-related adjustments	$65.8	$29.4	$32.1

Reductions in revenue result from business combination accounting rules when deferred revenue balances assumed as part of acquisitions are adjusted down to fair value. Fair value approximates the cost of fulfilling the service obligation, plus a reasonable profit margin. Subsequent to acquisitions, the Company analyzes the amount of amortized revenue that would have been recognized had the acquired company remained independent and had the deferred revenue balances not been adjusted to fair value. The $5.5 million, $4.9 million and $13.0 million downward adjustments to revenue for 2012,

2011 and 2010, respectively, are reflected in Revenue presented on the Company’s Consolidated Statements of Earnings. With respect to the acquisitions completed in 2012 and 2011, the Company expects future pre-tax reductions in revenue of approximately $10 million for 2013.

Due to business combination accounting rules, intangible assets are recognized as a result of acquisitions which were not previously presented on the balance sheet of the acquired company. These intangible assets consist primarily of purchased technology, customer relationships, trade names, in-process R&D and non-compete agreements. Subsequent to the acquisition date, some of these intangible assets begin amortizing and represent an expense that would not have been recorded had the acquired company remained independent. The Company incurred the following on the Consolidated Statements of Earnings for the amortization of intangible assets.

Amortization of intangible assets

(Dollars in Millions)	2012	2011	2010
Recorded in Cost of revenue	$27.2	$15.5	$9.1
Recorded in Research and development	0.9	0.4	—
Recorded in Selling, general and administrative	13.3	5.3	2.9
Total amortization of intangible assets	$41.4	$21.2	$12.0

For 2013, the Company expects pre-tax charges for the amortization of intangible assets to be approximately $51 million.

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

During 2012, 2011 and 2010 the Company incurred $18.9 million, $3.3 million and $7.1 million, respectively, in Selling, general and administrative on the Company’s Consolidated Statements of Earnings for acquisition and integration costs. The Company expects pre-tax adjustments for acquisition and integration expenses of approximately $4 million for 2013.

Adjustments to revenue and amortization of intangible assets were recognized primarily in the Perceptive Software reportable segment. Acquisition and integration costs were recognized primarily in All other.

PENSION AND OTHER POSTRETIREMENT PLANS

The following table provides the total pre-tax cost related to Lexmark’s pension and other postretirement plans for the years 2012, 2011, and 2010. Cost amounts are included as an addition to the Company’s cost and expense amounts in the Consolidated Statements of Earnings.

(Dollars in Millions)	2012	2011	2010
Total cost of pension and other postretirement plans	$57.1	$42.9	$38.8
Comprised of:
Defined benefit pension plans	$28.4	$18.0	$15.4
Defined contribution plans	26.0	25.6	23.6
Other postretirement plans	2.7	(0.7)	(0.2)

Changes in actuarial assumptions did not have a significant impact on the Company’s results of operations in 2010, 2011 and 2012, nor are they expected to have a material effect in 2013. Future effects of retirement-related benefits on the operating results of the Company depend on economic conditions, employee demographics, mortality rates and investment performance. Refer to Part II, Item 8, Note 17 of the Notes to Consolidated Financial Statements for additional information relating to the Company’s pension and other postretirement plans.

Defined benefit pension expense increased $10.4 million in 2012 primarily due to restructuring charges and higher amortization of deferred losses in the U.S. The $3.4 million increase in postretirement expense in 2012 was largely due to the final amortization of a prior plan amendment benefit in 2011. Because the Company defers current year differences between actual and expected asset returns on equity and high-yield bond investments over the subsequent five years in accordance with prescribed accounting guidelines, pension expense for 2012 and 2011 was impacted $5 million and $3 million, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Financial Position

Lexmark’s financial position remains strong at December 31, 2012, with working capital of $478.5 million compared to $1,085.5 million at December 31, 2011. The $607.0 million decrease in working capital accounts was primarily due to acquisitions, share repurchases and dividend payments, and the reclassification of certain debt securities from long term liabilities to short term liabilities in 2012. Cash and cash equivalents and current Marketable securities decreased $243.6 million and was driven by business acquisitions, which shifted a substantial amount of current assets to noncurrent assets, primarily intangible assets and goodwill. Additionally, the Company repurchased shares in the amount of $190.0 million and made cash dividend payments of $78.6 million during the year. The Company also reclassified $350.0 million of long-term debt with a maturity date of June 1, 2013, to a current liability during 2012. The Company anticipates issuing additional debt in 2013 to primarily refinance the $350.0 million due in 2013.

At December 31, 2012 and December 31, 2011, the Company had senior note debt of $649.6 million and $649.3 million, respectively. Of the $649.6 million, $350.0 million was classified as the current portion at December 31, 2012. The Company had no amounts outstanding under its U.S. trade receivables financing program or its revolving credit facility at December 31, 2012 or December 31, 2011.

The debt to total capital ratio was stable at 34% at December 31, 2012 and 32% at December 31, 2011. The debt to total capital ratio is calculated by dividing the Company’s outstanding debt by the sum of its outstanding debt and total stockholders’ equity.

Liquidity

The following table summarizes the Company’s Consolidated Statements of Cash Flows for the years indicated:

(Dollars in Millions)	2012	2011	2010
Net cash flows provided by (used for):
Operating activities	$413.1	$391.0	$520.4
Investing activities	(294.3)	(96.9)	(630.6)
Financing activities	(263.4)	(272.3)	(12.3)
Effect of exchange rate changes on cash	0.9	(3.2)	0.7
Net (decrease) increase in cash and cash equivalents	$(143.7)	$18.6	$(121.8)

The Company’s primary source of liquidity has been cash generated by operations, which totaled $413.1 million, $391.0 million, and $520.4 million in 2012, 2011, and 2010, respectively. Cash from operations generally has been sufficient to allow the Company to fund its working capital needs and finance its capital expenditures and acquisitions. Management believes that cash provided by operations will continue to be sufficient on a worldwide basis to meet operating and capital needs as well as the funding of expected dividends and share repurchases for the next twelve months. However, in the event that cash from operations is not sufficient, the Company has substantial cash and cash equivalents and current marketable securities balances and other potential sources of liquidity through utilization of its trade receivables financing program and revolving credit facility or access to the private and public debt markets. The Company may choose to use these sources of liquidity from time to time, including during 2013, to fund strategic acquisitions, dividends, and/or share repurchases.

As of December 31, 2012, the Company held $905.8 million in Cash and cash equivalents and current Marketable securities. The Company’s ability to fund operations from this balance could be limited by the liquidity in the market as well as possible tax implications of moving proceeds across jurisdictions. Of this amount, approximately $869.8 million of Cash and cash equivalents and current Marketable securities were held by foreign subsidiaries. The Company utilizes a variety of financing strategies with the objective of having its worldwide cash available in the locations where it is needed. However, if amounts held by foreign subsidiaries were needed to fund operations in the U.S., the Company could be required to accrue and pay taxes to repatriate a large portion of these funds. The Company’s intent is to permanently reinvest undistributed earnings of low tax rate foreign subsidiaries and current plans do not demonstrate a need to repatriate them to fund operations in the U.S.

As of December 31, 2011, the Company held $1,149.4 million in Cash and cash equivalents and current Marketable securities. Of this amount, approximately $988.4 million of Cash and cash equivalents and current Marketable securities were held by foreign subsidiaries.

A discussion of the Company’s additional sources of liquidity is included in the Financing activities section to follow.

Operating activities

The Company continues to generate significant annual cash flow from operations. After the decrease in earnings and in cash flows in 2011 versus 2010, cash flow from operations in 2012 increased to $413.1 million, reflecting lower cash outlays, partially offset by the decline in net earnings.

The $22.1 million increase in cash flow from operating activities from 2011 to 2012 was driven by the following factors.

The favorable YTY change in Accrued liabilities and in Other assets and liabilities, collectively, was $175.4 comparing 2012 to 2011. The largest factors behind the YTY movement included cash paid for income taxes, annual incentive compensation payments, less increase in capital lease receivables, and pension and postretirement funding. Refer to Part II, Item 8, Note 14 of the Notes to the Consolidated Financial Statements for information related to cash paid for income taxes. Annual incentive compensation payments were approximately $10 million in 2012 compared to $65 million in 2011. The decrease of capital lease receivables YTY generated a favorable impact of $20.1 million. The Company also made approximately $39 million of pension and post retirement plan payments in 2012 compared to the net contribution of $31 million in 2011.

Changes in Accounts payable balances contributed $72.6 million to the increase in cash flow from operating activities from 2011 to 2012. Accounts payable increased $22.0 million in 2012 while they decreased $50.6 million in 2011. The increase in 2012 is driven by the longer payment cycle.

Inventories decreased $58.2 million in 2012 while they decreased $30.6 million in 2011. This $27.6 million improvement reflects improved inventory management.

The activities above were partially offset by the following factors.

Net Earnings decreased $214.6 million for the full year 2012 as compared to the full year 2011. However, the YTY decrease in Net Earnings was affected by a YTY increase in depreciation and amortization as well as other charges related to restructuring actions not funded during 2012.

Trade receivables balances increased $57.2 million in 2012 while they decreased $24.0 million in 2011, excluding receivables recognized from business combinations. This $81.2 million fluctuation between the activity in 2012 and that of 2011 is driven largely by increased delinquencies as well as an increase in days sales outstanding. The increase in days sales outstanding reflects the changing mix of the Companies business toward solutions, software and managed print services, which have longer collection periods than traditional hardware and supplies.

Refer to the contractual cash obligations table that follows for additional information regarding items that will likely impact the Company’s future cash flows.

The $129.4 million decrease in cash flow from operating activities from 2010 to 2011 was driven by the following factors.

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

Cash conversion days

	2012	2011	2010
Days of sales outstanding	49	39	39
Days of inventory	39	45	46
Days of payables	72	66	68
Cash conversion days	16	18	18

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

Other Notable Operating Activities

As of December 31, 2012 and December 31, 2011, the Company had accrued approximately $64.4 million and $63.3 million, respectively, for pending copyright fee issues, including litigation proceedings, local legislative initiatives and/or negotiations with the parties involved. These accruals are included in Accrued liabilities on the Consolidated Statements of Financial Position. Refer to Part II, Item 8, Note 19 of the Notes to Consolidated Financial Statements for additional information. The payment(s) of these fees could have a material impact on the Company’s future operating cash flows.

Investing activities

The $197.4 million increase in net cash flows used for investing activities during 2012 compared to that of 2011 was driven by the $204.0 million increase in business acquisitions.

The $533.7 million decrease in net cash flows used for investing activities during 2011 compared to that of 2010 was driven by the $298.5 million YTY net decrease in marketable securities investments as well as the $232.1 million decrease in business acquisitions.

The Company’s business acquisitions, marketable securities and capital expenditures are discussed below.

Business acquisitions

In 2012, cash flow used to acquire businesses was higher than 2011 due to the additional acquisitions of Brainware, ISYS, Nolij, and Acuo at a total purchase price of $245.4 million compared to Pallas Athena, which was acquired in 2011. Brainware is a leading provider of intelligent data capture software which builds upon and strengthens Lexmark’s unique, industry-leading end-to-end products, solutions and services with a broader range of software that enables customers to capture, manage and access information and business process workflows. ISYS is a leader in high performance enterprise and federated search and universal information access solutions. Nolij is a prominent provider of Web-based imaging, document management and workflow solutions for the higher education market. Acuo is a leading provider of software for the healthcare sector, including clinical content management, data migration, and vendor neutral archives.

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

Refer to Part II, Item 8, Note 4 of the Notes to Consolidated Financial Statements for additional information regarding business combinations.

Marketable securities

The Company decreased its marketable securities investments in 2012 by $113.6 million. The Company decreased its marketable securities investments in 2011 by $96.4 million. The Company increased its marketable securities investments in 2010 by $202.1 million. The Company decreased its investment in marketable securities in 2012 in order to fund the business acquisitions, share repurchases, and dividend payments.

The Company’s investments in marketable securities are classified and accounted for as available-for-sale and reported at fair value. At December 31, 2012 and December 31, 2011, the Company’s marketable securities portfolio consisted of asset-backed and mortgage-backed securities, corporate debt securities, preferred and municipal debt securities, U.S. government and agency debt securities, international government securities, certificates of deposit and commercial paper. The Company’s auction rate securities, valued at $6.3 million and $11.5 at December 31, 2012 and December 31, 2011, respectively, were reported in the noncurrent assets section of the Company’s Consolidated Statements of Financial Position. During 2012, the Company received $6.5 million related to the Company’s auction rate securities, some of which were fully redeemed at par by the issuers.

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

The Company assesses its marketable securities for other-than-temporary declines in value in accordance with the model provided under the FASB’s amended guidance, which was adopted in the second quarter of 2009. The Company has disclosed in the Critical Accounting Policies and Estimates portion of Management’s Discussion and Analysis its policy regarding the factors it considers and significant judgments made in applying the amended guidance. There were no major developments during 2012 with respect to OTTI of the Company’s marketable securities. Specifically regarding the Company’s auction rate securities, the most illiquid securities in the portfolio, Lexmark has previously recognized OTTI on only one security due to credit events involving the issuer and the insurer. Because of the Company’s liquidity position, it is not more likely than not that the Company will be required to sell the auction rate securities until liquidity in the market or optional issuer redemption occurs. The Company could also hold the securities to maturity if it chooses. Additionally, if Lexmark required capital, the Company has available liquidity through its trade receivables facility and revolving credit facility. Given these circumstances, the Company would only have to recognize OTTI on its auction rate securities if the present value of the expected cash flows is less than the amortized cost of the individual security.

Level 3 fair value measurements are based on inputs that are unobservable and significant to the overall valuation. Level 3 measurements were 2.1% of the Company’s total available-for-sale marketable securities portfolio at December 31, 2012 compared to 4.5% at December 31, 2011.

Refer to Part II, Item 8, Note 3 of the Notes to Consolidated Financial Statements for additional information regarding fair value measurements. Refer to Part II, Item 8, Note 7 of the Notes to Consolidated Financial Statements for additional information regarding marketable securities.

Capital expenditures

The Company invested $162.2 million, $156.5 million, and $161.2 million into Property, plant and equipment for the years 2012, 2011 and 2010, respectively. Further discussion regarding 2012 capital expenditures as well as anticipated spending for 2013 are provided near the end of Item 7.

Financing activities

The fluctuations in the net cash flows provided by financing activities were principally due to the Company’s share repurchases and proceeds from employee stock plans, partially offset by dividend payments. In 2012, cash flows used for financing activities were $263.4 million, due mainly to share repurchases of $190.0 million, and dividend payments of $78.6 million, less proceeds from employee stock plans of 5.8 million. In 2011, cash flows used for financing activities were $272.3 million, due mainly to share repurchases of $250 million, dividend payment of $18 million as well as the $7.1 million repayment of debt assumed by the Company in the fourth quarter acquisition of Pallas Athena. In 2010, cash flows used for financing activities were $12.3 million due mainly to the decrease in bank overdrafts of $10.0 million included in Other as well as the $3.1 million repayment of long term debt that was assumed by the Company in the second quarter acquisition of Perceptive Software.

Intra-period financing activities

Bank overdrafts and other financing sources were utilized to supplement daily cash needs of the Company and its subsidiaries in 2012. Such borrowings were repaid in very short periods of time, generally in a matter of few days, and were not material to the Company’s overall liquidity position or its financial statements.

Share repurchases and dividend payments

The Company’s capital return framework is to return, on average, more than 50 percent of free cash flow to its shareholders through dividends and share repurchases. During 2012, the Company repurchased approximately 8.1 million shares of its Class A Common Stock at a cost of $190 million through four accelerated share repurchase agreements executed during the period. As of

December 31, 2012, there was approximately $251 million of remaining share repurchase authority from the Board of Directors. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. Refer to Part II, Item 8, Note 15 of the Notes to Consolidated Financial Statements for additional information regarding share repurchases. During 2011, the Company repurchased approximately 7.9 million shares of its Class A Common Stock at a cost of $250 million through two accelerated share repurchase agreements executed during the period. The Company did not repurchase any shares of its Class A Common Stock in 2010.

The Company’s board declared dividends each quarter during 2012. Refer to Part II, Item 8, Note 15 of the Notes to Consolidated Financial Statements for additional information.

On February 21, 2013, subsequent to the date of the financial statements, the Company’s Board of Directors declared a cash dividend of $0.30 per share. The cash dividend will be paid on March 15, 2013, to shareholders of record as of the close of business on March 4, 2013. Future declarations of quarterly dividends are subject to approval by the Board of Directors and may be adjusted as business needs or market conditions change.

After the close of the markets on January 29, 2013, the Company entered into an ASR Agreement with a financial institution counterparty to repurchase additional shares of the Company’s Class A Common Stock. Refer to Part II, Item 8, Note 21 of the Notes to Consolidated Financial Statements for additional information.

Senior Note Debt

In May 2008, the Company completed a public debt offering of $650 million aggregate principal amount of fixed rate senior unsecured notes. The notes are split into two tranches of five- and ten-year notes respectively. The five-year notes with an aggregate principal amount of $350 million and 5.9% coupon were priced at 99.83% to have an effective yield to maturity of 5.939% and will mature June 1, 2013 (referred to as the “2013 senior notes”). Consequently, the aggregate principal amount of $350 million was reclassified from non-current to a current liability during 2012. The ten-year notes with an aggregate principal amount of $300 million and 6.65% coupon were priced at 99.73% to have an effective yield to maturity of 6.687% and will mature June 1, 2018 (referred to as the “2018 senior notes”). At December 31, 2012 and December 31, 2011, the outstanding balance of senior note debt was $649.6 million and $649.3 million, respectively, net of discount.

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

The Company anticipates issuing additional debt in 2013 to primarily refinance the $350.0 million due in 2013. Should the Company choose to repay the 2013 senior notes prior to maturity, a gain or loss could be recognized upon extinguishment.

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

In September 2012, the agreement was amended by extending the term of the facility to September 27, 2013. The maximum capital availability under the facility remains at $125 million under the amended agreement. There were no secured borrowings outstanding under the trade receivables facility at December 31, 2012 or December 31, 2011.

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

Revolving Credit Facility

Effective January 18, 2012, Lexmark entered into a $350 million 5-year senior, unsecured, multicurrency revolving credit facility that includes the availability of swingline loans and multicurrency letters of credit. The Credit Agreement replaces the Company’s $300 million 3-year Multicurrency Revolving Credit Agreement entered into on August 17, 2009. Please refer to Part II, Item 8, Note 13 of the Notes to Consolidated Financial Statements for more information on the facility in place as of December 31, 2012.

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

As of December 31, 2012 and December 31, 2011, there were no amounts outstanding under the revolving credit facilities.

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

The Company was in compliance with all covenants and other requirements set forth in its debt agreements at December 31, 2012. The Company believes that it is reasonably likely that it will continue to be in compliance with such covenants in the near future.

Off-Balance Sheet Arrangements

At December 31, 2012 and 2011, the Company did not have any off-balance sheet arrangements.

Contractual Cash Obligations

The following table summarizes the Company’s contractual obligations at December 31, 2012:

(Dollars in Millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt (1)	$770	$380	$40	$40	$310
Operating leases	100	28	41	17	14
Purchase obligations	125	125	—	—	—
Uncertain tax positions	24	2	13	4	5
Pension and other postretirement plan contributions	25	25	—	—	—
Other long-term liabilities (2)	41	18	8	1	14
Total contractual obligations	$1,085	$578	$102	$62	$343

(1)	includes interest payments

(2)	includes current portion of other long-term liabilities

Long-term debt reported in the table above includes principal repayments of $350.0 million and $300.0 million in the Less than 1 Year and More than 5 Years columns, respectively. All other amounts represent interest payments. The Company anticipates replacing the debt due in 2013. If this occurs, interest payments will occur that are not reflected in the table above.

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

The Company’s funding policy for its pension and other postretirement plans is to fund minimum amounts according to the regulatory requirements under which the plans operate. From time to time, the Company may choose to fund amounts in excess of the minimum for various reasons. The Company is currently expecting to contribute approximately $25 million to its pension and other postretirement plans in 2013, as noted in the table above. The Company anticipates similar levels of funding for 2014 and 2015 based on factors that were present as of December 31, 2012. Actual future funding requirements beyond 2013 will be impacted by various factors, including actual pension asset returns and interest rates used for discounting future liabilities and are, therefore, not included in the table above. The effect of any future contributions the Company may be obligated or otherwise choose to make could be material to the Company’s future cash flows from operations.

Waste Electrical and Electronic Equipment (“WEEE”) Directives issued by the European Union require producers of electrical and electronic goods to be financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The Company’s estimated financial obligation related to WEEE Directives is not shown in the table above due to the lack of historical data necessary to project future dates of payment. At December 31, 2012, the Company’s estimated liability for this obligation was a current liability of $1.0 million and a long-term liability of $9.2 million. These amounts were included in Accrued liabilities and Other liabilities, respectively, on the Consolidated Statements of Financial Position.

As of December 31, 2012, the Company had accrued approximately $64.4 million for pending copyright fee issues, including litigation proceedings, local legislative initiatives and/or negotiations with the parties involved. These accruals are included in Accrued liabilities on the Consolidated Statements of Financial Position. The liability is not included in the table above due to the level of uncertainty regarding the timing of payments and ultimate settlement of the litigation. Refer to Part II, Item 8, Note 19 of the Notes to Consolidated Financial Statements for additional information. Payment of such potential obligations could have a material impact on the Company’s future operating cash flows.

Capital Expenditures

Capital expenditures totaled $162.2 million, $156.5 million, and $161.2 million in 2012, 2011 and 2010, respectively. The capital expenditures for 2012 principally related to infrastructure support (including internal-use software expenditures) and new product development. The Company expects capital expenditures to be approximately $185 million for full year 2013, attributable mostly to infrastructure support and new product development. Capital expenditures in 2013 are expected to be funded through cash from operations; however, if necessary, the Company may use existing cash and cash equivalents, proceeds from sales of marketable securities or additional sources of liquidity as discussed in the preceding sections.

EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

Revenue derived from international sales, including exports from the U.S., accounts for approximately 55% of the Company’s consolidated revenue, with EMEA accounting for 35% of worldwide sales. Substantially all foreign subsidiaries maintain their accounting records in their local currencies. Consequently, period-to-period comparability of results of operations is affected by fluctuations in currency exchange rates. Certain of the Company’s Latin American and European entities use the U.S. dollar as their functional currency.

Currency exchange rates had a 3% unfavorable impact on international revenue in 2012 when compared to 2011. Currency exchange rates had a 2% favorable impact on international revenue in 2011 when compared to 2010. The Company may act to mitigate the effects of exchange rate fluctuations through the use of operational hedges, such as pricing actions and product sourcing decisions.

The Company’s exposure to exchange rate fluctuations generally cannot be minimized solely through the use of operational hedges. Therefore, the Company utilizes financial instruments such as forward exchange contracts to reduce the impact of exchange rate fluctuations on certain assets and liabilities, which arise from transactions denominated in currencies other than the functional currency. The Company does not purchase currency-related financial instruments for purposes other than exchange rate risk management.

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

Interest Rates

At December 31, 2012, the fair value of the Company’s senior notes was estimated at $684.8 million based on the prices the bonds have recently traded in the market as well as the overall market conditions on the date of valuation, stated coupon rates, the number of coupon payments each year and the maturity dates. The fair value of the senior notes exceeded the carrying value as recorded in the Consolidated Statements of Financial Position at December 31, 2012 by approximately $35.2 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $7.1 million at December 31, 2012.

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

At December 31, 2012, the fair value of the Company’s forward starting interest rate swap was estimated to be a liability of $1.4 million based on market levels of the benchmark interest rate at the close of business on December 31, 2012, as well as the frequency of payments to and from the counterparty and the effective and termination dates. Market risk is estimated as the potential change in fair value resulting from a 50 basis point decrease in the benchmark interest rate and amounts to $11.7 million at December 31, 2012.

Refer to Part II, Item 8, Note 18 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s forward starting interest rate swap.

See Part II, Item 8, Note 3 of the Notes to Consolidated Financial Statements and the section titled “LIQUIDITY AND CAPITAL RESOURCES — Investing Activities:” in Item 7 of this report for a discussion of the Company’s auction rate securities portfolio which is incorporated herein by reference.

Foreign Currency Exchange Rates

Foreign currency exposures arise from transactions denominated in a currency other than the functional currency of the Company or the respective foreign currency of each of the Company’s subsidiaries. The primary currencies to which the Company was exposed on a transaction basis as of the end of the fourth quarter include the Euro, the Canadian dollar, the South African Rand, the British pound, the Mexican peso, the Argentine peso, the Philippine peso and the Singapore dollar. The Company primarily hedges its transaction foreign exchange exposures with foreign currency forward contracts with maturity dates of approximately three months or less. The potential gain in fair value at December 31, 2012 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $5.0 million. This gain would be mitigated by corresponding losses on the underlying exposures. The potential loss in fair value at December 31, 2011 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates was approximately $4.8 million. This loss would have been mitigated by corresponding gains on the underlying exposures.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Lexmark International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

For the years ended December 31, 2012, 2011, 2010

(In Millions, Except Per Share Amounts)

	2012	2011	2010
Revenue	$3,797.6	$4,173.0	$4,199.7
Cost of revenue	2,397.6	2,592.4	2,680.2

Gross profit	1,400.0	1,580.6	1,519.5

Research and development	372.7	374.5	369.0
Selling, general and administrative	804.1	761.2	701.2
Restructuring and related charges	36.1	2.0	2.4

Operating expense	1,212.9	1,137.7	1,072.6

Operating income	187.1	442.9	446.9
Interest (income) expense, net	29.6	29.9	26.3
Other (income) expense, net	(0.5)	(0.6)	(1.2)
Net impairment losses on securities	—	—	0.3

Earnings before income taxes	158.0	413.6	421.5
Provision for income taxes	51.7	92.7	81.5

Net earnings	$106.3	$320.9	$340.0

Net earnings per share:
Basic	$1.55	$4.16	$4.33
Diluted	$1.53	$4.12	$4.28
Shares used in per share calculation:
Basic	68.6	77.1	78.6
Diluted	69.5	77.9	79.5
Cash dividends declared per common share	$1.15	$0.25	$—

See notes to consolidated financial statements.

Lexmark International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

For the years ended December 31, 2012, 2011 and 2010

(In Millions)

		2012		2011		2010

Net earnings		$106.3		$320.9		$340.0
Other comprehensive earnings (loss):
Foreign currency translation adjustment (net of tax benefit (liability) of $(0.6) in 2012, $5.8 in 2011, and $(0.9) in 2010)	$15.5		$(29.6)		$15.2
Pension or other postretirement benefits, net of reclassifications (net of tax benefit (liability) of $0.3 in 2012, $29.1 in 2011, and $(7.5) in 2010)	3.6		(49.5)		2.6
Net unrealized gain (loss) on OTTI* marketable securities, net of reclassifications (net of tax benefit (liability) of $0.4 in 2012, $(0.0) in 2011, and $(0.4) in 2010)	(0.6)		0.1		1.2
Net unrealized gain (loss) on marketable securities, net of reclassifications (net of tax benefit (liability) of $(0.6) in 2012, $0.1 in 2011, and $0.1 in 2010)	2.6		(1.2)		0.1
Forward starting interest rate swap designated as cash flow hedge (net of tax benefit of $0.5 in 2012)	(0.9)		—		—

Total other comprehensive earnings (loss)		20.2		(80.2)		19.1
Comprehensive earnings		$126.5		$240.7		$359.1

*	Other-than-temporary impairment (“OTTI”)

See notes to consolidated financial statements.

Lexmark International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

As of December 31, 2012 and 2011

(In Millions)

	2012	2011

ASSETS
Current assets:
Cash and cash equivalents	$212.4	$356.1
Marketable securities	693.4	793.3
Trade receivables, net of allowances of $23.6 and $28.0 in 2012 and 2011, respectively	523.6	457.8
Inventories	277.3	335.5
Prepaid expenses and other current assets	214.9	266.1

Total current assets	1,921.6	2,208.8
Property, plant and equipment, net	845.3	888.8
Marketable securities	6.3	11.5
Goodwill	376.8	216.4
Intangibles, net	231.4	151.2
Other assets	142.0	160.3

Total assets	$3,523.4	$3,637.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$350.0	$—
Accounts payable	512.5	486.5
Accrued liabilities	580.6	636.8

Total current liabilities	1,443.1	1,123.3
Long-term debt	299.6	649.3
Other liabilities	499.5	472.7

Total liabilities	2,242.2	2,245.3

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 1.6 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value:
Class A, 900.0 shares authorized; 63.9 and 71.4 outstanding in 2012 and 2011, respectively	1.0	0.9
Class B, 10.0 shares authorized; no shares issued and outstanding	—	—
Capital in excess of par	900.6	866.6
Retained earnings	1,507.5	1,482.3
Treasury stock, net; at cost; 31.1 and 23.0 shares in 2012 and 2011, respectively	(844.4)	(654.4)
Accumulated other comprehensive loss	(283.5)	(303.7)

Total stockholders’ equity	1,281.2	1,391.7

Total liabilities and stockholders’ equity	$3,523.4	$3,637.0

See notes to consolidated financial statements.

Lexmark International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2012, 2011 and 2010

(In Millions)

	2012	2011	2010
Cash flows from operating activities:
Net earnings	$106.3	$320.9	$340.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	275.8	221.8	197.9
Deferred taxes	17.5	41.3	(2.1)
Stock-based compensation expense	23.3	22.2	19.4
Other	12.1	1.1	8.5
Change in assets and liabilities:
Trade receivables	(57.2)	24.0	(28.5)
Inventories	58.2	30.6	(8.8)
Accounts payable	22.0	(50.6)	22.7
Accrued liabilities	(72.5)	(84.2)	38.7
Other assets and liabilities	27.6	(136.1)	(67.4)

Net cash flows provided by operating activities	413.1	391.0	520.4

Cash flows from investing activities:
Purchases of property, plant and equipment	(162.2)	(156.5)	(161.2)
Purchases of marketable securities	(947.1)	(1,400.3)	(1,334.4)
Proceeds from sales of marketable securities	831.6	1,287.7	957.5
Proceeds from maturities of marketable securities	229.1	209.0	174.8
Purchase of businesses, net of cash acquired	(245.4)	(41.4)	(273.5)
Proceeds from sale of facilities	0.0	4.3	5.6
Other	(0.3)	0.3	0.6

Net cash flows used for investing activities	(294.3)	(96.9)	(630.6)

Cash flows from financing activities:
Repayment of assumed debt	(4.3)	(7.1)	(3.1)
Payment of cash dividend	(78.6)	(18.0)	—
Purchase of treasury stock	(190.0)	(250.0)	—
Proceeds from employee stock plans	5.8	—	0.7
Other	3.7	2.8	(9.9)

Net cash flows used for financing activities	(263.4)	(272.3)	(12.3)

Effect of exchange rate changes on cash	0.9	(3.2)	0.7

Net change in cash and cash equivalents	(143.7)	18.6	(121.8)
Cash and cash equivalents — beginning of year	356.1	337.5	459.3

Cash and cash equivalents — end of year	$212.4	$356.1	$337.5

See notes to consolidated financial statements.

Lexmark International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2012, 2011 and 2010

(In Millions)

	Class A and B Common Stock		Capital in Excess of Par	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Earnings (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2009	78.1	$0.9	$820.0	$839.8	$(404.5)	$(242.6)	$1,013.6
Comprehensive earnings, net of taxes
Net earnings				340.0			340.0
Other comprehensive earnings (loss)						19.1	19.1
Shares issued under deferred stock plan compensation	0.5						—
Deferred stock units granted under deferred compensation election			0.1				0.1
Shares issued upon exercise of options	0.0		0.7				0.7
Tax benefit (shortfall) related to stock plans			1.3				1.3
Stock-based compensation			19.4				19.4
Treasury shares issued	0.0				0.1		0.1

Balance at December 31, 2010	78.6	0.9	841.5	1,179.8	(404.4)	(223.5)	1,394.3
Comprehensive earnings, net of taxes
Net earnings				320.9			320.9
Other comprehensive earnings (loss)						(80.2)	(80.2)
Shares issued under deferred stock plan compensation	0.7						—
Deferred stock units granted under deferred compensation election			0.7				0.7
Tax benefit (shortfall) related to stock plans			1.8				1.8
Stock-based compensation			22.2				22.2
Dividends declared on Class A common stock, $0.25 per share (1)			0.4	(18.4)			(18.0)
Treasury shares purchased	(7.9)				(250.0)		(250.0)

Balance at December 31, 2011	71.4	0.9	866.6	1,482.3	(654.4)	(303.7)	1,391.7
Comprehensive earnings, net of taxes
Net earnings				106.3			106.3
Other comprehensive earnings (loss)						20.2	20.2
Shares issued under deferred stock plan compensation	0.4	0.1					0.1
Deferred stock units granted under deferred compensation election			0.0				0.0
Shares issued upon exercise of options	0.2		5.8				5.8
Tax benefit (shortfall) related to stock plans			2.4				2.4
Stock-based compensation			23.3				23.3
Dividends declared on Class A common stock, $1.15 per share (2)			2.5	(81.1)			(78.6)
Treasury shares purchased	(8.1)				(190.0)		(190.0)

Balance at December 31, 2012	63.9	$1.0	$900.6	$1,507.5	$(844.4)	$(283.5)	$1,281.2

(1)	Includes $18.0 million cash dividend paid in 2011 as well as $0.4 million dividend equivalent units granted

(2)	Includes $78.6 million cash dividend paid in 2012 as well as $2.5 million dividend equivalent units granted

See notes to consolidated financial statements.

Lexmark International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Millions, Except Per Share Amounts)

1.	ORGANIZATION AND BUSINESS

Since its inception in 1991, Lexmark International, Inc. (“Lexmark” or the “Company”) has become a leading developer, manufacturer and supplier of printing, imaging, device management, document workflow, and more recently business process and content management solutions. The Company operates in the office imaging, enterprise content and business process management (“ECM and BPM”), document output management (“DOM”), intelligent data capture and search markets. Lexmark’s products include laser printers, inkjet printers, multifunction devices, dot matrix printers and the associated supplies/solutions/services, as well as ECM, BPM, DOM, intelligent data capture, search and web-based document imaging and workflow software solutions and services. The major customers for Lexmark’s products are large corporations, small and medium businesses (“SMBs”), and the public sector. The Company’s products are principally sold through resellers, retailers and distributors in more than 170 countries in North and South America, Europe, the Middle East, Africa, Asia, the Pacific Rim and the Caribbean.

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

The Company also performs fair value measurements on a nonrecurring basis for various nonfinancial assets including intangible assets acquired in a business combination, impairment of long-lived assets held for sale and goodwill and indefinite-lived intangible asset impairment testing. The valuation approach(es) selected for each of these measurements depends upon the specific facts and circumstances.

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

The Company records its investments in marketable securities at fair value through accumulated other comprehensive earnings in accordance with the accounting guidance for available-for-sale securities. Once these investments have been marked to market, the Company must assess whether or not its individual unrealized loss positions contain other-than-temporary impairment (“OTTI”). If an unrealized position is deemed OTTI, then the unrealized loss, or a portion thereof, must be recognized in earnings. The Company recognizes OTTI in earnings for the entire unrealized loss position if it intends to sell or it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery of its amortized cost basis. If the Company does not expect to sell the debt security, but the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss is deemed to exist and OTTI shall be considered to have occurred. The OTTI is separated into two components, the amount representing the credit loss which is recognized in earnings and the amount related to all other factors which is recognized in other comprehensive income.

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

Lexmark writes down its inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated market value. The Company estimates the difference between the cost of obsolete or unmarketable inventory and its market value based upon product demand requirements, product life cycle, product pricing and quality issues. Also, Lexmark records an adverse purchase commitment liability when anticipated market sales prices are lower than committed costs.

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

Goodwill and Intangible Assets:

Lexmark assesses its goodwill and indefinite-lived intangible assets for impairment annually as of December 31 or between annual tests if an event occurs or circumstances change that lead management to believe it is more likely than not that an impairment exists. Examples of such events or circumstances include a deterioration in general economic conditions, increased competitive environment, or a decline in overall financial performance of the Company. Goodwill is tested at the reporting unit level. The Company generally considers both a discounted cash flow analysis, which requires judgments such as projected future earnings and weighted average cost of capital, as well as certain market-based measurements, including multiples developed from prices paid in observed market transactions of comparable companies, in its estimation of fair value for goodwill impairment testing. The Company estimates the fair value of its trade names and trademarks indefinite-lived intangible asset using the relief from royalty method.

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

Financing Receivables:

The Company assesses and monitors credit risk associated with financing receivables, namely sales-type capital lease receivables, through an analysis of both commercial risk and political risk associated with the customer financing. Internal credit quality indicators are developed by the Company’s credit management function, taking into account the customer’s net worth, payment history, long term debt ratings and/or other information available from recognized credit rating services. If such information is not available, the Company estimates a rating based on its analysis of the customer’s audited financial statements prepared and certified in accordance with recognized generally accepted accounting principles, if available. The portfolio is assessed on an annual basis for significant changes in credit ratings or other information indicating an increase in exposure to credit risk. Quantitative disclosures related to financing receivables have been omitted from the Notes to Consolidated Financial Statements as these balances represent approximately 2% of the Company’s total assets.

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

Segment Data:

The Company is primarily managed along two segments: Imaging Solutions and Services (“ISS”) and Perceptive Software. ISS offers a broad portfolio of monochrome and color laser printers and laser multifunction products as well as a wide range of supplies and services covering its printing products and technology solutions. Perceptive Software offers a complete suite of ECM, BPM, DOM, intelligent data capture and search software as well as associated industry specific solutions.

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

Software and Solutions

Lexmark has two general forms of software agreements with customers, perpetual licenses and subscription services. Provided that all other recognition criteria have been met, license revenue is recognized when the customer either takes possession of the software via a download, or has been provided with access codes that allow immediate possession of the software. Conversely, subscription services revenue is recognized ratably over the duration of the contract as the customer does not take ownership of the software. Revenue from software support services is recognized as the services are performed, or is deferred and recognized ratably over the life of the contract for ongoing support service obligations that are billed in advance or that are part of multiple element revenue arrangements.

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

If a deliverable in a multiple element arrangement is subject to other authoritative guidance, such as leased equipment, software or separately priced maintenance services, that deliverable is separated from the arrangement based on its relative selling price and accounted for in accordance with such specific guidance. The remaining deliverables are accounted for under the guidance on multiple-deliverable revenue arrangements. Revenue for these arrangements is allocated to each deliverable based on its relative selling price and is recognized when the revenue recognition criteria for each deliverable has been met.

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

The selling price of each deliverable is determined by establishing vendor specific objective evidence (“VSOE”), third party evidence (“TPE”) or best estimate of selling price (“BESP”) for each delivered item. If VSOE or TPE is not determinable, the Company utilizes its best estimate of selling price in order to allocate consideration for those deliverables.

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

For software deliverables, relative selling price is determined using VSOE which is based on company specific stand-alone sales data or renewal rates. For those arrangements, the Company often uses the residual method to allocate arrangement consideration to delivered software licenses as permitted under the software revenue recognition guidance. Maintenance revenue is deferred and recognized ratably over the term of the support period. Software components that function together with the non-software components to provide the equipment’s essential functionality are accounted for as part of the sale of the equipment. Software components that do not function together with the non-software components to deliver the equipment’s essential functionality are accounted for under the software revenue recognition guidance.

Research and Development Costs:

Lexmark engages in the design and development of new products and enhancements to its existing products. The Company’s research and development activity is focused on laser and inkjet devices (prior to the Company’s announcement to exit Inkjet) and associated supplies, features and related technologies as well as software. The Company expenses research and development costs when incurred. Equipment acquired for research and development activities that has alternative future use (in research and development projects or otherwise) may be capitalized and depreciated. Research and development costs include salary and labor expenses, infrastructure costs, and other costs leading to the establishment of technological feasibility of the new product or enhancement.

Advertising Costs:

The Company expenses advertising costs when incurred. Advertising expense was approximately $41.0 million, $55.3 million and $53.0 million in 2012, 2011 and 2010, respectively.

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

Equity Classified

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

Liability Classified

Cash-based long-term incentive awards based on the Company’s relative total shareholder return were granted in 2012. The fair value of the awards is determined each period under a Monte Carlo simulation, which can result in greater variability in expense over the period earned. The amount recognized for these awards is not material for separate disclosure.

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

Derivatives:

All derivatives, including foreign currency exchange contracts, are recognized in the Statements of Financial Position at fair value. The Company nets the fair values of its derivative assets and liabilities for presentation purposes as permitted under the accounting guidance for offsetting. Derivatives that are not hedges must be recorded at fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of underlying assets or liabilities through earnings or recognized in Accumulated other comprehensive earnings (loss) until the underlying hedged item is recognized in earnings. Any ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. Derivatives qualifying as hedges are included in the same section of the Consolidated Statements of Cash Flows as the underlying assets and liabilities being hedged. Changes in the fair value of the derivatives for the fair value hedges were offset against the changes in fair value of the underlying assets or liabilities through earnings. Changes in the fair value of the cash flow hedge are recorded in Accumulated other comprehensive earnings (loss), until earnings are affected by the variability of cash flows of the hedged transaction.

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

Accumulated Other Comprehensive (Loss) Earnings:

Accumulated other comprehensive (loss) earnings refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the U.S. are included in comprehensive (loss) earnings but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax. Lexmark’s Accumulated other comprehensive (loss) earnings is composed of deferred gains and losses related to pension or other postretirement benefits, foreign currency exchange rate adjustments, a forward starting interest rate swap designated as a cash flow hedge and net unrealized gains and losses on marketable securities including the non-credit loss component of OTTI. The Company presents each item of other comprehensive (loss) earnings, on a net basis, in the Consolidated Statements of Comprehensive Earnings, displaying the combination of reclassification adjustments and other changes as a single amount. Significant reclassification adjustments are disclosed in Note 15 and Note 17 of the Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements:

Accounting Standards Updates Recently Issued and Effective

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 changes certain fair value measurement principles and clarifies the application of existing fair value measurement guidance. Amendments of this nature include limiting the concepts of valuation premise and highest and best use to the measurement of nonfinancial assets. ASU 2011-04 also requires additional fair value disclosures including a qualitative discussion about the sensitivity of recurring Level 3 fair value measurements and the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed. The amendments were effective for the Company starting in the first quarter of fiscal 2012 and have been applied prospectively. The changes to the fair value measurement guidance did not have a significant impact on the Company’s financial statements. The additional disclosures required by ASU 2011-04 have been included in Note 3 to the Consolidated Financial Statements.

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

The new requirements for reporting comprehensive income under the guidance amended by ASU 2011-05 and ASU 2011-12 were effective for the Company starting in the first quarter of fiscal 2012 and required retrospective application. The Company has elected to present the components of net income and other comprehensive income in two separate, but consecutive, statements.

Developments regarding the reporting of comprehensive income that occurred subsequent to the date of the financial statements are included in the discussion to follow of ASUs that are not yet effective.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). The amendments in ASU 2011-08 permit an entity to first assess qualitatively whether it is necessary to perform step one of the two-step annual goodwill impairment test required under existing guidance. Under the amended guidance, an entity is required to perform the quantitative analysis under step one only if the entity determines through its qualitative assessment that it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. ASU 2011-08 also provides examples of events and circumstances that an entity should consider when performing the qualitative assessment and in determining whether it is necessary to test goodwill for impairment during interim periods. The amendments in ASU 2011-08 must be applied prospectively and were effective for goodwill impairment tests and interim period assessments performed by the Company for its 2012 fiscal year. The amendments in ASU 2011-08 did not have a material impact on the Company’s financial statements as the Company elected to perform the quantitative analysis under step one for its annual impairment tests.

Accounting Standards Updates Recently Issued But Not Yet Effective

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 amends the disclosure requirements on offsetting financial instruments, requiring entities to disclose both gross information and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2011-11 does not change the existing offsetting eligibility criteria or the permitted balance sheet presentation for those instruments that meet the eligibility criteria. The amendments will be effective for the Company in the first quarter of fiscal 2013 and must be applied retrospectively, requiring disclosures for comparative periods presented. In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”). ASU 2013-01 clarifies that the scope of ASU 2011-11 should apply only to derivatives, repurchase agreements, and securities lending transactions. The amendments in ASU 2013-01 will have the same effective date as the amendments in ASU 2011-11. ASU 2011-11 and ASU 2013-01 are not expected to have a material impact to the Company’s financial statements as the amendments relate solely to disclosure.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). The amendments in ASU 2012-02 allow an entity the option to first assess qualitatively whether it is more likely than not (a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test under the existing guidance. ASU 2012-02 also provides examples of events and circumstances that an entity should consider when performing the qualitative assessment such as negative or declining cash flows and deterioration in industry, market or macroeconomic conditions. The amendments in ASU 2012-02 must be applied prospectively and are effective for the Company’s 2013 fiscal year. Although early adoption of the amended guidance is permitted, the Company did not elect this option for its 2012 annual impairment test. The Company anticipates that there will be no material impact to its financial statements related to the amendments in ASU 2012-02.

In February, 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires an entity to provide information in one location about amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts not required to be reclassified to net income in their entirety, such as pension-related amounts, an entity is required to cross-reference to related footnote disclosures. The amendments in ASU 2013-02 will be required in interim reporting periods and are effective prospectively for the Company in the first quarter of fiscal 2013.

The FASB issued other guidance during 2012, not discussed above, that related to technical changes of existing guidance or new guidance that is not applicable to the Company’s current financial statements and disclosures.

Reclassifications

Certain prior year amounts have been reclassified to conform to current presentation.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	December 31, 2012 Based on				December 31, 2011 Based on
	Fair value	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)	Fair value	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable Inputs (Level 3)
Assets measured at fair value on a recurring basis:
Government & agency debt securities	$334.8	$244.2	$90.6	$—	$342.1	$226.3	$114.3	$1.5
Corporate debt securities	302.1	14.4	282.5	5.2	377.9	24.6	334.8	18.5
AB & MB securities	56.5	—	53.0	3.5	73.3	—	68.5	4.8
Total available-for-sale marketable securities — ST	693.4	258.6	426.1	8.7	793.3	250.9	517.6	24.8
Foreign currency derivatives (1)	0.2	—	0.2	—	0.1	—	0.1	—
Auction rate securities —municipal debt	3.3	—	—	3.3	8.2	—	—	8.2
Auction rate securities — preferred	3.0	—	—	3.0	3.3	—	—	3.3
Total available-for-sale marketable securities — LT	6.3	—	—	6.3	11.5	—	—	11.5
Total	$699.9	$258.6	$426.3	$15.0	$804.9	$250.9	$517.7	$36.3
Liabilities measured at fair value on a recurring basis:
Foreign currency derivatives (1)	$0.6	$—	$0.6	$—	$1.0	$—	$1.0	$—
Forward starting interest rate swap	1.4	—	1.4	—	—	—	—	—
Total	$2.0	$—	$2.0	$—	$1.0	$—	$1.0	$—

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

Excluded from the 2012 table above were financial instruments included in Cash and cash equivalents on the Consolidated Statements of Financial Position. Investments considered cash equivalents included approximately $102.3 million of money market funds categorized as Level 2, $6.0 million of U.S. government and agency securities categorized as Level 2 and $1.5 million of corporate debt securities categorized as Level 2 at December 31, 2012. Excluded from the 2011 table above were financial instruments included in Cash and cash equivalents on the Consolidated Statements of Financial Position. Investments considered cash equivalents included approximately $235.9 million of money market funds, $6.5 million of U.S. government and agency debt securities and $2.0 million of corporate debt securities at December 31, 2011. The amortized cost of these investments closely approximates fair value in accordance with the Company’s policy regarding cash equivalents. Fair value of these instruments is readily determinable using the methods described below for marketable securities and money market funds.

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the year ended December 31, 2012:

Available-for-sale marketable securities

Twelve Months Ended, December 31, 2012	Total Level 3 securities	Agency debt securities	Corporate debt securities	AB and MB securities	ARS - muni debt securities	ARS - preferred securities
Balance, beginning of period	$36.3	$1.5	$18.5	$4.8	$8.2	$3.3
Realized and unrealized gains/(losses) included in earnings*	1.7	—	—	0.1	1.6	—
Unrealized gains/(losses) included in OCI — OTTI securities	(0.9)	—	—	0.1	(1.0)	—
Unrealized gains/(losses) included in OCI — All other	1.1	—	0.1	0.3	1.0	(0.3)
Purchases	3.0	—	3.0	—	—	—
Sales and redemptions	(23.2)	(4.3)	(11.2)	(1.2)	(6.5)	—
Maturities	(3.8)	—	(3.8)	—	—	—
Transfers in (1)	9.4	4.3	5.1	—	—	—
Transfers out (1)	(8.6)	(1.5)	(6.5)	(0.6)	—	—
Balance, end of period	$15.0	$—	$5.2	$3.5	$3.3	$3.0

OCI = Other comprehensive income

OTTI = Other-than-temporary impairment

AB = Asset-backed

MB = Mortgage-backed

ARS = Auction rate security

*	Included in Other (income) expense, net on the Consolidated Statements of Earnings

(1)

Transfers in and out of Level 3 were on a gross basis. Transfers into Level 3 resulted from the Company being unable to corroborate the consensus prices of these securities with a sufficient level of observable market data to maintain Level 2 classification. Transfers out of Level 3 resulted from the Company being able to obtain information demonstrating that the prices were observable in the market during the year ended December 31, 2012.

Of the realized and unrealized losses included in earnings during the year ended December 31, 2012, none were related to Level 3 securities held by the Company at December 31, 2012.

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

Transfers

2012

During 2012, the Company transferred, on a gross basis, $27.7 million of U.S. agency debt securities and $2.2 million of corporate debt securities from Level 1 to Level 2 due to lower levels of market activity for certain securities held at the end of 2012 that are measured at fair value on a recurring basis. The fair values of the Company’s U.S. agency debt securities are generally categorized as Level 1 but may be downgraded based on the Company’s assessment of market activity for individual securities. The Company also transferred from Level 2 to Level 1, on a gross basis, $11.8 million of corporate debt securities and $9.8 million of U.S. agency debt securities held at the end of 2012 that are measured at fair value on a recurring basis. The transfers of corporate debt securities from Level 2 to Level 1 were due to trading volumes sufficient to indicate an active market for the securities. The transfers of U.S. agency debt securities from Level 2 to Level 1 were due to the securities resuming higher levels of market activity during 2012. A discussion of transfers in and out of Level 3 for 2012 is presented above with the tables containing additional Level 3 information.

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

Marketable Securities — Valuation Process

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

Auction rate securities

At December, 31, 2012, the Company’s auction rate securities for which recent auctions were unsuccessful are made up of a municipal airport revenue bond valued at $3.3 million, and auction rate preferred stock valued at $3.0 million. At December 31, 2011, the Company’s auction rate securities for which recent auctions were unsuccessful were made up of student loan revenue bonds valued at $2.7 million, municipal sewer and airport revenue bonds valued at $5.5 million, and auction rate preferred stock valued at $3.3 million.

At December 31, 2012, the Company’s auction rate securities for which recent auctions were unsuccessful were valued by a third party using a discounted cash flow model based on the characteristics of the individual securities, which the Company believes yields the best estimate of fair value. The first step in the valuation included a credit analysis of the security which considered various factors including the credit quality of the issuer (and insurer if applicable), the instrument’s position within the capital structure of the issuing authority, and the composition of the authority’s assets including the effect of insurance and/or government guarantees. Next, the future cash flows of the instruments were projected based on certain assumptions regarding the auction rate market significant to the valuation including (1) the auction rate market will remain illiquid and auctions will continue to fail causing the interest rate to be the maximum applicable rate and (2) the securities will not be redeemed prior to any scheduled redemption dates. These assumptions resulted in discounted cash flow analysis being performed through the legal maturity of July 2032 for the municipal airport revenue bond and the mandatory redemption date of December 2021 for the auction rate preferred stock. The projected cash flows were then discounted using the applicable yield curve plus a 250 basis point liquidity premium added to the applicable discount rate. Quantitative disclosures of key unobservable inputs for auction rate securities appear in the table below.

Security type	Range of discount rates (including basis point liquidity premium)		Range of estimated forward rates applied to contractual cash flows
	Minimum	Maximum	Minimum	Maximum
Auction rate securities — municipal debt	2.9%	8.3%	0.1%	5.1%
Auction rate securities — preferred	3.0%	5.6%	0.4%	2.4%

The significant unobservable inputs used in the fair value measurement of the Company’s investments in auction rate securities include the estimated forward rates and discount rates used in the discounted cash flow analysis as well as the basis point liquidity premium. A significant increase in the estimated forward rates, in isolation, would lead to a significantly higher fair value measurement. A significant increase in the basis point liquidity premium or discount rate, in isolation, would lead to a significantly lower fair value measurement. In certain cases a change in the estimated forward rates could be accompanied by a directionally similar change in the discount rate or basis point liquidity premium. Each quarter the Company investigates material changes in the fair value measurements of auction rate securities.

Derivatives

The Company employs a foreign currency and interest rate risk management strategy that periodically utilizes derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates and interest rates. Fair values for the Company’s derivative financial instruments are based on pricing models or formulas using current market data. Variables used in the calculations include forward points, spot rates and benchmark interest rates at the time of valuation, as well as the frequency of payments to and from counterparties and effective and termination dates. Because of the very short duration of the Company’s transactional hedges there is minimal risk of nonperformance. At December 31, 2012 and 2011, all of the Company’s derivative instruments were designated as Level 2 measurements in the fair value hierarchy. Refer to Note 18 of the Notes to the Consolidated Financial Statements for more information regarding the Company’s derivatives.

Senior notes

In May 2008, the Company issued $350 million of five-year fixed rate senior unsecured notes and $300 million of ten-year fixed rate senior unsecured notes.

The fair values shown in the table below are based on the prices the bonds traded in the market as of December 31, 2012 and December 31, 2011, as well as the overall market conditions on the date of valuation, stated coupon rates, the number of coupon payments each year and the maturity dates. The fair value of the debt is not recorded on the Company’s Consolidated Statements of Financial Position and is therefore excluded from the fair value table above. This fair value measurement is classified as Level 2 within the fair value hierarchy. Beginning in 2012 the five-year notes are classified as a current liability on the Company’s Consolidated Statements of Financial Position.

	December 31, 2012			December 31, 2011
	Fair value	Carrying value	Unamortized discount	Fair value	Carrying value	Unamortized discount
Five-year notes	$356.7	$350.0	$—	$364.1	$349.8	$0.2
Ten-year notes	328.1	299.6	0.4	332.5	299.5	0.5
Total	$684.8	$649.6	$0.4	$696.6	$649.3	$0.7

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis Subsequent to Initial Recognition

2012

		Fair Value Measurements Using
	Fair value	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)	Total gains (losses) YTD 2012
Long-lived assets held for sale	$1.6	$—	$—	$1.6	$(2.1)

Long-lived assets held for sale

Related to the 2007 restructuring plan, the Company’s Boigny, France site with carrying value of $3 million was written down in 2012 to fair value less cost to sell of approximately $1 million, based on a non-binding indication of value from a potential buyer. This action resulted in a loss of $1.5 million recorded in Selling, general and administrative on the Company’s Consolidated Statements of Earnings. The site is included in Property, plant and equipment, net on the Consolidated Statements of Financial Position. The Company anticipates ultimate disposition of the site by 2014. The site has been vacated by the Company and, due to the restructuring action noted above, is not being employed by the Company in its highest and best use. The site was also subject to a nonrecurring fair value measurement in 2011, as described below.

Related to the August 2012 restructuring plan, certain of the Company’s machinery and equipment assets with carrying value of $0.9 million were written down in 2012 to fair value less cost to sell of $0.3 million due to the company’s receipt of an offer to purchase the assets at a price that was below the carrying values of the assets. The resulting loss of $0.6 million was recorded in Cost of revenue on the Company’s Consolidated Statements of Earnings. The assets qualified as held for sale in 2012 and are included in Property, plant and equipment, net on the Company’s Consolidated Statements of Financial Position. The Company anticipates completing the sale in 2013.

2011

		Fair Value Measurements Using
	Fair value	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)	Total gains (losses) YTD 2011
Long-lived assets held for sale*	$6.8	$—	$—	$6.8	$(5.9)

*Pertains to measurements during the year ended December 31, 2011.

Certain assets were sold and derecognized in 2011.

Long-lived assets held for sale

Related to the April 2009 restructuring plan, the Company’s inkjet cartridge manufacturing facility in Juarez, Mexico qualified as held for sale in 2010. During 2011, in accordance with the guidance on accounting for the impairment or disposal of long-lived assets, the building and land with a carrying value of $4 million were written down to their fair value less cost to sell of $3 million, resulting in a loss of $1 million for the year ended December 31, 2011. The loss is included in Selling, general and administrative on the Consolidated Statements of Earnings. Fair value was estimated using a market approach, based on available data for transactions in the region as well as the asking price of a comparable property. The decrease in fair value during 2011 was driven by the worsening of the industrial market in Juarez. Subsequent to the recognition of the loss, the Company received an offer to purchase the facility comparable to the estimated fair value. The Company completed the sale in 2011. Total proceeds from the sale were $3.0 million, which resulted in a $0.6 million pre-tax gain recognized in Selling, general and administrative on the Consolidated Statements of Earnings in 2011.

Related to the 2007 restructuring plan, the Company’s Boigny, France site qualified as held for sale in 2009. The carrying value of the site held for sale was approximately $7 million at the beginning of 2011. Due to certain developments subsequent to the time the site qualified as held for sale, negotiations with a potential buyer ceased in 2011. As a result the site was written down to fair value less cost to sell of $3 million, resulting in a loss of $4 million included in Selling, general and administrative on the Company’s Consolidated Statements of Earnings for the year ended December 31, 2011. Fair value was estimated using an income approach considering, from a market participant standpoint, discounted cash flows associated with developing, leasing and ultimately selling the site. The site is included in Property, plant and equipment, net on the Consolidated Statements of Financial Position.

Land held by the Company in Tatabanya, Hungary with a carrying value of $2 million was written down to fair value less cost to sell of $1 million during 2011 due to the Company’s receipt of an offer to purchase the land that was less than the carrying value of the land. The $1 million loss is included in Selling, general and administrative on the Consolidated Statements of Earnings for the year ended December 31, 2011. The Company completed the sale in 2011. Total proceeds from the sale were $1.3 million. No gain or loss was realized on the sale in 2011.

4. BUSINESS COMBINATIONS

2012

The Company announced a series of acquisitions in 2012. These acquisitions provide key technologies and customer bases as the Company continues to build upon its solutions capabilities.

Acquisition of BDGB Enterprise Software (Lux) S.C.A.

On February 29, 2012, the Company acquired all of the issued and outstanding shares in BDGB Enterprise Software (Lux) S.C.A. (“Brainware”). Brainware is a leading provider of intelligent data capture software. The acquisition builds upon and strengthens the Company’s end-to-end business process solutions and expands the reach of Perceptive Software’s portfolio of leading content management and business process management (“BPM”) solutions.

Of the total cash payment of $148.2 million, $147.3 million was paid to acquire the outstanding shares of Brainware. Additionally, $0.8 million of the total cash payment was used to pay certain transaction costs of the seller and $0.1 million was accounted for as a post-combination expense in the Company’s financial statements.

The following table summarizes the assets acquired and liabilities assumed as of the acquisition date:

Cash	$0.3
Trade receivables	4.4
Other current assets	1.0
Property, plant and equipment	0.2
Identifiable intangible assets	62.0
Indemnification asset	2.5
Accounts payable	(2.6)
Short-term borrowings	(4.0)
Deferred revenue	(2.9)
Other current liabilities	(4.2)
Other long-term liabilities	(5.7)
Deferred tax liability, net (*)	(7.8)
Total identifiable net assets	43.2
Goodwill	104.1
Total purchase price	$147.3

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

The values above include measurement period adjustments determined in 2012 affecting Trade receivables $(2.2) million, Other current assets $0.8, Deferred tax liability, net $(0.1) million, Identifiable intangible assets $0.1 million and Goodwill $1.4 million. The measurement period adjustments were based primarily on information obtained subsequent to the acquisition related to certain trade receivables conditions that existed at the acquisition date as well as certain income tax matters contemplated by the Company at the acquisition date.

The fair value of trade receivables approximated the carrying value of $4.4 million. The gross amount due from customers is $10.0 million, of which $5.6 million was estimated to be uncollectible as of the date of acquisition.

The following table summarizes the identifiable intangible assets recognized in the acquisition of Brainware. The intangible assets subject to amortization are being amortized on a straight-line basis over their estimated useful lives as of the acquisition date, according to the following schedule.

	Fair value recognized	Weighted-Average Useful Life
Intangible assets subject to amortization:
Trade names and trademarks	$4.7	2.0 years
Customer relationships	16.6	7.0 years
Non-compete agreements	0.2	1.0 years
Purchased technology	40.5	5.0 years
Total identifiable intangible assets	$62.0	5.3 years

The Company assumed $4.0 million of short term debt in the acquisition. The debt was repaid in the first quarter of 2012 after the acquisition date and is included in Repayment of assumed debt in the financing section of the Company’s Consolidated Statements of Cash Flows. There was no gain or loss recognized on the extinguishment of the debt.

Goodwill of $104.1 million arising from the acquisition was assigned to the Perceptive Software segment. The goodwill recognized comprises the value of expected synergies arising from the acquisition that are complementary to the Perceptive Software business. None of the goodwill recognized is expected to be deductible for income tax purposes.

The acquisition of Brainware is included in Purchase of businesses, net of cash acquired in the investing section of the Consolidated Statements of Cash Flows for 2012 in the amount of $147 million, which is the total purchase price less cash acquired of $0.3 million. Of the total purchase price, $11.3 million was placed in escrow for a period of 18 months to secure indemnification obligations of the sellers relating to the accuracy of representations and warranties and the satisfaction of covenants. The purchase consideration held in escrow does not meet the definition of contingent consideration as provided under the accounting guidance for business combinations. The amount held in escrow was included in the acquisition accounting as part of the consideration transferred by the Company.

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

Determination of Fair Value — Brainware

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

Other Acquisitions

On December 28, 2012, the Company acquired all of the membership interests of Acuo Technologies, LLC (“Acuo”) in a cash transaction valued at $43.8 million. Perceptive Software and Acuo will offer a unique set of technologies to the healthcare sector — ECM, vendor neutral archives with clinical content viewing, and database conversion — that combine to manage the entire range of content within the healthcare enterprise.

On March 13, and March 16, 2012, the Company acquired all of the issued and outstanding shares of Nolij Corporation (“Nolij”) and ISYS Search Software Pty Ltd. (“ISYS”), respectively, in cash transactions valued at $31.9 million and $29.8 million, respectively. Nolij is a prominent provider of web-based imaging, document management and workflow solutions for the higher education market. The acquisition of Nolij deepens Perceptive Software’s domain expertise in education, while also providing innovative web-based solutions that can be extended to apply to other industries. ISYS is a leading provider of high performance enterprise and federated search and document filtering software. The acquisition of ISYS strengthens Perceptive Software’s ECM and BPM solutions, allowing customers to seamlessly access needed content, stored anywhere in the enterprise, in the context of the business process in which they are working. This broadening and deepening of Lexmark’s capabilities further enhances the solutions expertise offered to its MPS customers.

The following table summarizes the assets acquired and liabilities assumed in the acquisitions of Acuo, Nolij and ISYS as of the respective acquisition dates:

Cash	$5.3
Trade receivables	4.2
Other current assets	2.8
Property, plant and equipment	1.0
Identifiable intangible assets	63.1
Other assets	0.1
Accounts payable	(0.3)
Deferred revenue	(6.7)
Other current liabilities	(10.0)
Other long-term liabilities	(0.5)
Deferred tax liability, net (*)	(9.9)
Total identifiable net assets	49.1
Goodwill	56.4
Total purchase price	$105.5

* Deferred tax liability, net primarily relates to purchased identifiable intangible assets and is shown net of deferred tax assets.

The values above include measurement period adjustments determined in 2012 affecting Identifiable intangible assets $8.7 million, Deferred revenue $1.3 million, Deferred tax liability, net $(0.4) million and Goodwill $(9.4) million. The purchase price for ISYS increased by $0.2 million due to certain adjustments contemplated in the purchase agreement. The measurement period adjustments were based on information obtained subsequent to the acquisition related to certain income tax matters contemplated by the Company at the acquisition date. Additionally, the fair values of assets acquired and liabilities assumed were initially based on estimates, and were subsequently based on a more thorough valuation. The acquired companies consisted mostly of technology and other related assets and processes to be utilized by the Company’s Perceptive Software segment.

The following table summarizes the identifiable intangible assets recognized in the acquisitions of Acuo, Nolij and ISYS. The intangible assets subject to amortization are being amortized on a straight-line basis over their estimated useful lives as of the respective acquisition dates, according to the following schedule.

	Fair Value Recognized	Weighted-Average Useful Life
Intangible assets subject to amortization:
Trade names and trademarks	$0.8	1.9 years
Customer relationships	18.3	5.7 years
Non-compete agreements	0.1	3.0 years
Purchased technology	42.7	5.0 years
Total	61.9	5.2 years
Intangible assets not subject to amortization:
In-process technology	1.2	*
Total identifiable intangible assets	$63.1

* The in-process technology was not subject to amortization at the acquisition date. A portion of the acquired in-process technology valued at $0.3 million was written off subsequent to the acquisition as the related project was abandoned.

The goodwill recognized in the acquisitions of Acuo, Nolij and ISYS was assigned to the Perceptive Software segment and comprises the value of expected synergies arising from the acquisitions that are complementary to the Perceptive Software business. Goodwill of $15.4 million that resulted from the

Acuo acquisition is expected to be deductible for income tax purposes. Goodwill of $41.0 million that resulted from the acquisitions of Nolij and ISYS is not expected to be deductible for income tax purposes.

The purchase of Acuo is included in Purchase of businesses, net of cash acquired in the Consolidated Statements of Cash Flows for 2012 in the amount of $40.5 million. Total cash acquired in the acquisition of Acuo was $3.3 million. The Company also acquired intangible assets in the form of covenants not to compete from certain employees and members of Acuo. These covenants were valued at $0.4 million and were recognized separately from the acquisition. The purchases of Nolij and ISYS are included in Purchase of businesses, net of cash acquired in the Consolidated Statements of Cash Flows for 2012 in the amount of $57.8 million. Total cash acquired in the acquisitions of Nolij and ISYS was $2.0 million. Included in Cash and cash equivalents on the Company’s Consolidated Statements of Financial Position is $1.9 million which is restricted in use as it is due to a former shareholder of Nolij. This amount has been recognized as a liability incurred to a former shareholder.

A change to the acquisition date value of the identifiable net assets during the measurement period (up to one year from the acquisition date) will affect the amount of the purchase price allocated to goodwill. Changes to the purchase price allocation are adjusted retrospectively to the acquisition date if material. Due to the timing of the acquisition, the purchase accounting for the acquisition of Acuo has not been finalized. Topics to re-examine in future periods include identifiable intangible assets, income tax matters and deferred revenue.

Acquisition-related costs of approximately $1.3 million were charged directly to operations and were included in Selling, general and administrative on the Consolidated Statements of Earnings. Acquisition-related costs include finder’s fees, legal, advisory, valuation, accounting, and other fees incurred to effect the business combination. Acquisition-related costs above do not include travel and integration expenses.

Because current levels of revenue and net earnings for Nolij, ISYS and Acuo are not material to the Company’s Consolidated Statements of Earnings, supplemental pro forma revenue and net earnings disclosures have been omitted.

2011

Acquisition of Pallas Athena Holdings B.V.

On October 18, 2011, the Company acquired all issued and outstanding shares in Pallas Athena Holdings B.V. (“Pallas Athena”) in a cash transaction valued at approximately $50.2 million. Pallas Athena is a leading provider of BPM, document output management and process mining software capabilities. The acquisition allows the Company to further strengthen its fleet management solutions and services with a broader range of workflow solutions. The acquisition also will enable the Company’s Perceptive Software segment to expand its presence in EMEA, while concurrently leveraging the Company’s growing worldwide sales force to sell these software solutions globally.

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

	Fair Value Recognized	Weighted-Average Useful Life
Intangible assets subject to amortization:
Trade names and trademarks(1)	$2.6	10.0 years
Customer relationships	7.8	5.0 years
Non-compete agreements	0.1	3.0 years
Purchased technology	8.9	5.0 years
Total	19.4	5.7 years
Intangible assets not subject to amortization:
In-process technology (2)	1.3
Total identifiable intangible assets	$20.7

(1) The estimated useful life of the trade names was shortened to approximately 2.5 years subsequent to the acquisition, resulting in accelerated amortization of the asset.

(2) The in-process technology was not subject to amortization at the acquisition date, but began amortizing upon completion of the projects in 2012.

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

Acquisition-related costs of approximately $2 million were charged directly to operations and were included in Selling, general and administrative on the Consolidated Statements of Earnings. Acquisition-related costs include finder’s fees, legal, advisory, valuation, accounting, and other fees incurred to effect the business combination.

Because Pallas Athena’s current levels of revenue and net earnings are not material to the Company’s Consolidated Statements of Earnings, supplemental pro forma revenue and net earnings disclosures have been omitted.

2010

Acquisition of Perceptive Software, Inc.

On June 7, 2010, the Company acquired all issued and outstanding stock of Perceptive Software, Inc. (“Perceptive Software”) for $280 million in cash, or $266.8 million net of cash acquired. Perceptive Software is a leading provider of ECM software and solutions. The acquisition builds upon and strengthens Lexmark’s current industry-focused document workflow solutions and managed print services and enables the Company to immediately participate in the adjacent, growing market segment of ECM software solutions.

The following table summarizes the assets acquired and liabilities assumed as of the acquisition date including the effect of a measurement period adjustment determined in 2011 as discussed below.

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

A change to the acquisition date value of the identifiable net assets during the measurement period (up to one year from the acquisition date) affects the amount of the purchase price allocated to goodwill. Changes to the purchase price allocation are adjusted retrospectively to the consolidated financial results. The values above include a measurement period adjustment determined in 2011 affecting Goodwill $2.2 million and Deferred tax liability, net $(2.2) million. The measurement period adjustment was based on information obtained subsequent to the acquisition related to certain income tax matters contemplated by the Company at the acquisition date.

The fair value of trade receivables approximates its carrying value of $26.2 million. The gross amount due from customers is $27.7 million, of which $1.5 million was estimated to be uncollectible as of the date of acquisition.

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

* The in-process technology was not subject to amortization at the acquisition date, but began amortizing upon completion of the project in 2011.

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

5. RESTRUCTURING AND RELATED CHARGES

2012 Restructuring Actions

General

As part of Lexmark’s ongoing strategy to increase the focus of its talent and resources on higher usage business platforms, the Company announced restructuring actions (the “2012 Restructuring Actions”) on January 31 and August 28, 2012. These actions better align the Company’s sales, marketing and development resources, and align and reduce its support structure consistent with its focus on business customers. The 2012 Restructuring Actions include exiting the development and manufacturing of the company’s remaining inkjet hardware, with reductions primarily in the areas of inkjet-related manufacturing, research and development, supply chain, marketing and sales as well as other support functions. The Company will continue to provide service, support and aftermarket supplies for its inkjet installed base. The Company expects these actions to be principally complete by the end of 2015.

The 2012 Restructuring Actions are expected to impact about 2,325 positions worldwide, including 1,100 manufacturing positions. The 2012 Restructuring Actions will result in total pre-tax charges of approximately $137 million, with $110.5 million incurred to date, approximately $14.9 million to be incurred in 2013, and approximately $11.6 million to be incurred in 2014 and 2015. The Company expects the total cash costs of the 2012 Restructuring Actions to be approximately $57 million with $51.1 incurred to date, and approximately $5.9 million impacting 2013 and 2014.

The Company expects to incur total charges related to the 2012 Restructuring Actions of approximately $111 million in ISS, $25 million in All other and $1 million in Perceptive Software.

At the close of 2012, the Company was in the process of identifying potential buyers and gauging interest in certain inkjet technology and intellectual property. The asset group did not qualify as held for sale under the FASB guidance on accounting for the impairment or disposal of long-lived assets at December 31, 2012.

Impact to 2012 and 2011 Financial Results

For the years ended December 31, 2012 and 2011, the Company incurred charges for the Company’s 2012 Restructuring Actions as follows:

	2012	2011
Accelerated depreciation charges	$49.3	$4.5
Impairment of long-lived assets held for sale	0.6	—
Excess components and other inventory-related charges	17.7	—
Employee termination benefit charges	31.1	3.1
Contract termination and lease charges	4.2	—
Total restructuring-related charges	$102.9	$7.6

The estimated useful lives of certain long-lived assets changed as a result of the Company’s decision to exit the development and manufacture of inkjet hardware. Accelerated depreciation and impairment charges for the 2012 Restructuring Actions and all of the other restructuring actions were determined in accordance with FASB guidance on accounting for the impairment or disposal of long-lived assets. For the year ended December 31, 2012, the Company incurred accelerated depreciation charges of $29.5 million in Cost of revenue, and $19.8 million in Selling, general and administrative, on the Consolidated Statements of Earnings. For the year ended December 31, 2011, the Company incurred accelerated depreciation charges of $4.5 million in Cost of revenue on the Consolidated Statements of Earnings.

Impairment charges of $0.6 million were incurred in Cost of revenue on the Consolidated Statements of Earnings related to machinery and equipment located in Juarez, Mexico, which is held for sale, for which the current fair value has fallen below the carrying value.

As a result of the Company’s decision to cease the manufacturing of inkjet hardware, it became liable for components under certain supplier agreements. The loss in utility of inkjet components and inventories attributable to the decision to exit were determined in accordance with FASB guidance on inventory measurements. For the year ended December 31, 2012, the Company incurred excess component and other inventory-related charges of $17.7 million in Cost of revenue on the Consolidated Statements of Earnings.

Employee termination benefit charges and contract termination and lease charges for the 2012 Restructuring Actions and all of the other restructuring actions were recorded in accordance with FASB guidance on employers’ accounting for postemployment benefits and guidance on accounting for costs associated with exit or disposal activities, as appropriate. For the years ended December 31, 2012 and 2011, employee termination benefit charges, which include severance, medical and other benefits, and contract termination and lease charges are included in Restructuring and related charges on the Consolidated Statements of Earnings.

For the years ended December 31, 2012 and 2011, the Company incurred restructuring-related charges in connection with the 2012 Restructuring Actions in the Company’s segments as follows:

	2012	2011
ISS	$84.7	$7.6
All other	17.5	—
Perceptive Software	0.7	—
Total charges	$102.9	$7.6

Pension and postretirement plan curtailment and termination benefit losses related to the 2012 Restructuring Actions were not included in the tables above. Refer to Note 17 of the Notes to Consolidated Financial Statements for more information.

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits and contract termination and lease charges in connection with the 2012 Restructuring Actions. Of the total $18.1 million restructuring liability, $13.8 million is included in Accrued liabilities and $4.3 million is included in Other Liabilities on the Company’s Consolidated Statements of Financial Position.

	Employee Termination Benefits	Contract Termination & Lease Charges	Total
Balance at January 1, 2011	$—	$—	$—
Costs incurred	3.1	—	3.1
Balance at December 31, 2011	$3.1	$—	$3.1
Costs incurred	31.3	4.7	36.0
Payments & Other (1)	(16.4)	(3.9)	(20.3)
Reversals (2)	(0.2)	(0.5)	(0.7)
Balance at December 31, 2012	$17.8	$0.3	$18.1

(1) Other consists of changes in the liability balance due to foreign currency translations.

(2) Reversals due to changes in estimates for employee termination benefits.

Summary of Other Restructuring Actions

General

In response to global economic weakening, to improve the efficiency and effectiveness of its operations, enhance the efficiency of the Company’s inkjet cartridge manufacturing operations and to reduce the Company’s business support cost and expense structure, the Company announced various restructuring actions (“Other Restructuring Actions”) from 2006 to October 2009. The Other Restructuring Actions include closing the Company’s inkjet supplies manufacturing facilities in Mexico, the consolidating of its cartridge manufacturing capacity, as well as impacting positions in the Company’s general and administrative functions, supply chain and sales support, marketing and sales management, and consolidating of the Company’s research and development programs. The Other Restructuring Actions are considered substantially completed and any remaining charges to be incurred from these actions are expected to be immaterial.

Impact to 2012, 2011 and 2010 Financial Results

For the years ended December 31, 2012, 2011 and 2010, the Company incurred charges (reversals) for the Company’s Other Restructuring Actions as follows:

	2012	2011	2010
Accelerated depreciation charges	$0.1	$2.4	$5.9
Impairment of long-lived assets held for sale	1.5	4.6	—
Employee termination benefit charges (reversals)	(0.1)	(1.0)	(0.1)
Contract termination and lease charges (reversals)	0.9	(0.1)	2.5
Total restructuring-related charges	$2.4	$5.9	$8.3

For the years ended December 31, 2012, 2011 and 2010, accelerated depreciation charges of $0.1 million, $2.4 million and $1.8 million, respectively, are included in Selling, general and administrative on the Consolidated Statements of Earnings. For the year ended December 31, 2010, accelerated depreciation charges of $4.1 million are included in Cost of revenue on the Consolidated Statements of Earnings.

In 2012 and 2011, the Company recorded impairment charges of $1.5 million and $3.6 million, respectively, related to its site in Boigny, France held for sale for which the current fair value has fallen below the carrying value. The asset impairment charges are included in Selling, general and administrative on the Company’s Consolidated Statement of Earnings.

In 2011, the Company recorded impairment charges of $1.0 million related to its manufacturing facility in Juarez, Mexico for which the current fair value had fallen below the carrying value. The asset impairment charge is included in Selling, general and administrative on the Company’s Consolidated Statements of Earnings. Subsequent to the impairment charge, the Juarez, Mexico facility was sold and the Company recognized a $0.6 million pre-tax gain on the sale that is included in Selling, general and administrative on the Company’s Consolidated Statements of Earnings. This gain is not included in the total restructuring-related charges (reversals) presented in the table above.

During 2010, the Company sold one of its inkjet supplies manufacturing facilities in Chihuahua, Mexico for $5.6 million and recognized a $0.5 million pre-tax gain on the sale that is included in Selling, general and administrative on the Company’s Consolidated Statements of Earnings. This gain is not included in the total restructuring-related charges (reversals) presented in the table above.

For the years ended December 31, 2012, 2011 and 2010, Employee termination benefit charges (reversals) and contract termination and lease charges (reversals) are included in Restructuring and related charges on the Consolidated Statements of Earnings.

For the year ended December 31, 2011, the $(1.0) million reversal for employee termination benefit charges is due primarily to revisions in assumptions.

For the years ended December 31, 2012, 2011 and 2010, the Company incurred restructuring-related charges in connection with the Company’s Other Restructuring Actions in the Company’s segments as follows:

	2012	2011	2010
ISS	$0.8	$2.1	$7.5
All other	1.6	3.8	0.8
Total charges	$2.4	$5.9	$8.3

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits and contract termination and lease charges in connection with the Company’s Other Restructuring Actions. Of the total $3.5 million restructuring liability, $3.2 million is included in Accrued liabilities and $0.3 million is included in Other Liabilities on the Company’s Consolidated Statements of Financial Position.

	Employee Termination Benefits	Contract Termination & Lease Charges	Total
Balance at January 1, 2010	$68.9	$3.4	$72.3
Costs incurred	6.7	4.9	11.6
Payments & Other (1)	(42.2)	(4.9)	(47.1)
Reversals (2)	(6.9)	(2.3)	(9.2)
Balance at December 31, 2010	$26.5	$1.1	$27.6
Costs incurred	1.0	0.4	1.4
Payments & Other (1)	(18.0)	(1.0)	(19.0)
Reversals (2)	(2.2)	(0.5)	(2.7)
Balance at December 31, 2011	$7.3	$—	$7.3
Costs incurred	0.6	0.9	1.5
Payments & Other (1)	(4.1)	(0.2)	(4.3)
Reversals (2)	(1.0)	—	(1.0)
Balance at December 31, 2012	$2.8	$0.7	$3.5

(1) Other consists of changes in the liability balance due to foreign currency translations.

(2) Reversals due to changes in estimates for employee termination benefits.

6. STOCK-BASED COMPENSATION

Lexmark has various stock incentive plans to encourage employees and nonemployee directors to remain with the Company and to more closely align their interests with those of the Company’s stockholders. As of December 31, 2012, awards under the programs consisted of stock options, RSUs, and DSUs, as well as DEUs. The Company currently issues the majority of shares related to its stock incentive plans from the Company’s authorized and unissued shares of Class A Common Stock. Approximately 49.3 million shares of Class A Common Stock have been authorized for these stock incentive plans.

For the years ended December 31, 2012, 2011 and 2010, the Company incurred pre-tax stock-based compensation expense of $23.9 million, $22.4 million and $19.4 million, respectively, in the Consolidated Statements of Earnings.

The following table presents a breakout of the stock-based compensation expense recognized for the years ended December 31:

	2012	2011	2010
Cost of revenue	$2.1	$1.3	$2.1
Research and development	4.1	3.5	3.8
Selling, general and administrative	17.7	17.6	13.5

Stock-based compensation expense before income taxes	23.9	22.4	19.4
Income tax benefit	(9.2)	(8.7)	(7.4)

Stock-based compensation expense after income taxes	$14.7	$13.7	$12.0

Stock Options

Generally, stock options expire ten years from the date of grant. Stock options granted during 2010 vest in approximately equal annual installments over a three to four year period based upon continued employment. No stock options were granted during 2012 or 2011.

For the year ended December 31, 2010, the weighted average fair value of stock options granted was $14.18. The fair value of each stock option award on the grant date was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2012*	2011*	2010
Expected dividend yield	n/a	n/a	—
Expected stock price volatility	n/a	n/a	41%
Weighted average risk-free interest rate	n/a	n/a	1.3%
Weighted average expected life of options (years)	n/a	n/a	5.1
*	No stock options were granted during 2012 or 2011 therefore all categories are n/a.

A summary of the status of the Company’s stock-based compensation plans as of December 31, 2012 and the change during the year is presented below:

	Options (In Millions)	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at December 31, 2011	6.8	$60.04	3.1	$9.1

Granted	—	n/a
Exercised	(0.2)	33.26
Forfeited or canceled	(2.3)	61.30

Outstanding at December 31, 2012	4.3	$60.45	2.6	$3.4

Vested and expected to vest at December 31, 2012	4.2	$61.00	2.6	$3.1

Exercisable at December 31, 2012	3.9	$64.90	2.2	$1.2

For the year ended December 31, 2012, the total intrinsic value of options exercised was $0.3 million. For the year ended December 31, 2011, the total intrinsic value of options exercised was $0.0 million. For the year ended December 31, 2010, the total intrinsic value of options exercised was $0.2 million. As of December 31, 2012, the Company had $1.0 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested stock options that will be recognized over the weighted average period of 1.1 years.

Restricted Stock and Deferred Stock Units

Lexmark has granted RSUs with various vesting periods and generally these awards vest based upon continued service with the Company or continued service on the Board of Directors. As of December 31, 2012, the Company has issued DSUs to certain members of management who elected to defer all or a portion of their annual bonus into such units and to certain nonemployee directors who elected to defer all or a portion of their annual retainer, committee retainer and/or chair retainer into such units. These DSUs are 100% vested when issued. The Company has also issued supplemental DSUs to certain members of management upon the election to defer all or a portion of an annual bonus into DSUs. These supplemental DSUs vest at the end of five years based upon continued employment with the Company. The cost of the RSUs and supplemental DSUs, generally determined to be the fair market value of the shares at the date of grant, is charged to compensation expense ratably over the vesting period of the award.

During 2012, a certain number of executive officers of the Company were also granted additional RSU awards having a performance condition, which could range from 27,350 RSUs to 218,800 RSUs depending on the level of achievement. The performance measure selected to indicate the level of achievement was return on invested capital compared to the S&P 500 Technology Index. The performance period for the awards is three years ending on December 31, 2014. The expense for these awards is being accrued at target level. The table below includes the awards at the target level of 109,400 RSUs.

During 2011, a certain number of executive officers of the Company were also granted additional RSU awards having a performance condition, which could range from 94,650 RSUs to 283,950 RSUs depending on the level of achievement. The performance measure selected to indicate the level of achievement was free operating cash flow, defined as net cash flow provided by operating activities less net cash outflows for property plant and equipment, and acquisitions and pension contributions. The performance period ended on December 31, 2011 and, as of that date, the minimum level of the performance condition had not been satisfied though the cancellation of the awards was pending certification of the performance measure by the Compensation and Pension Committee of the Board of Directors. No expense for these awards was accrued. The table below includes the awards at the target level of 189,300 RSUs as of December 31, 2011. If the cancellation of the performance awards had been included, the Weighted Average Grant Date Fair Value per share would have been $35.92 for RSUs and DSUs granted during 2011 and $33.61 for RSUs and DSUs outstanding at December 31, 2011. If the cancellation of the performance awards had been included, the Aggregate Intrinsic Value in millions would have been $70.6 for RSUs and DSUs outstanding at December 31, 2011. The table below includes the adjustment from target to cancellation of 189,300 RSUs as part of the activity reflected during 2012 in the forfeited or canceled line item. In connection with the retirement of an executive officer from the Company and in consideration of the executive officer’s years of service to the Company, the Company’s Compensation and Pension Committee accelerated the vesting of the second and third tranches of the executive officer’s 2010 earned performance-based restricted stock unit award to April 29, 2011. The total incremental compensation cost resulting from the modification was $4.8 million, which was also the fair value of the award on the date of modification, since the executive officer would not have vested under the original service condition and no expense would have been recognized on a cumulative basis related to these tranches. The Company would have incurred total expense of $4.3 million over the requisite service period related to these tranches if the executive officer had vested under the terms of the original award.

During 2010, a certain number of executive officers of the Company were also granted additional RSU awards having performance conditions, which could range from 124,925 RSUs to 374,775 RSUs depending on the level of achievement. The expense for these awards was accrued at the maximum level. The performance measure selected to indicate the level of achievement was free operating cash flow, defined as net cash flow provided by operating activities less net cash outflows for property plant and equipment and acquisitions. The performance period ended on December 31, 2010 and, as of that date, the maximum level of the performance condition had been satisfied.

A summary of the status of the Company’s RSU and DSU grants as of December 31, 2012 and the changes during the year is presented below:

	Units (In Millions)	Weighted Average Grant Date Fair Value (Per Share)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In Millions)
RSUs and DSUs at December 31, 2011	2.3	$33.94	1.9	$76.9
Granted	0.9	35.27
Vested	(0.4)	29.54
Forfeited or canceled	(0.3)	37.15

RSUs and DSUs at December 31, 2012	2.5	$34.85	1.7	$57.4

For the year ended December 31, 2012, the total fair value of RSUs and DSUs that vested was $16.0 million. As of December 31, 2012, the Company had $39.0 million of total unrecognized compensation expense, net of estimated forfeitures, related to RSUs and DSUs that will be recognized over the weighted average period of 2.5 years.

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

As of December 31, 2012, the Company’s available-for-sale Marketable securities had gross unrealized gains and losses of $3.6 million and $1.6 million, respectively, and consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Auction rate securities — municipal debt	$3.8	$—	$(0.5)	$3.3
Corporate debt securities	301.3	2.4	(0.1)	303.6
Gov’t and agency debt securities	340.2	0.6	—	340.8
Asset-backed and mortgage-backed securities	55.9	0.6	—	56.5

Total debt securities	701.2	3.6	(0.6)	704.2
Auction rate securities — preferred	4.0	—	(1.0)	3.0

Total security investments	705.2	3.6	(1.6)	707.2
Cash equivalents	(7.5)	—	—	(7.5)

Total marketable securities	$697.7	$3.6	$(1.6)	$699.7

As of December 31, 2011, the Company’s available-for-sale Marketable securities consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Auction rate securities — municipal debt	$8.7	$1.0	$(1.5)	$8.2
Corporate debt securities	379.8	1.5	(1.4)	379.9
Gov’t and agency debt securities	348.0	0.7	(0.1)	348.6
Asset-backed and mortgage-backed securities	73.1	0.7	(0.5)	73.3

Total debt securities	809.6	3.9	(3.5)	810.0
Auction rate securities — preferred	4.0	—	(0.7)	3.3

Total security investments	813.6	3.9	(4.2)	813.3
Cash equivalents	(8.5)	—	—	(8.5)

Total marketable securities	$805.1	$3.9	$(4.2)	$804.8

Although contractual maturities of the Company’s investment in debt securities may be greater than one year, the majority of investments are classified as Current assets in the Consolidated Statements of Financial Position due to the Company’s ability to use these investments for current liquidity needs if required. As of December 31, 2012 and 2011, auction rate securities of $6.3 million and $11.5 million, respectively, are classified in noncurrent assets due to the fact that the securities have experienced unsuccessful auctions and that poor debt market conditions have reduced the likelihood that the securities will successfully auction within the next 12 months. The contractual maturities of the Company’s available-for-sale marketable securities noted above are shown below. Expected maturities may differ from contractual maturities for certain securities that allow for call or prepayment provisions. Proceeds from calls and prepayments are included in Proceeds from maturities of marketable securities on the Consolidated Statements of Cash Flows.

	2012		2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in less than one year	$185.4	$185.8	$199.6	$199.9
Due in 1-5 years	498.3	500.9	590.1	590.5
Due after 5 years	21.5	20.5	23.9	22.9

Total available-for-sale marketable securities	$705.2	$707.2	$813.6	$813.3

For the years ended December 31, 2012 and 2011, the Company recognized $4.2 million and $3.2 million, respectively, in net gains on its marketable securities, all of which is realized gains due to sales and maturities and is included in Other (income) expense, net on the Consolidated Statements of Earnings. The Company uses the specific identification method when accounting for the costs of its available-for-sale marketable securities sold.

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

For the years ended December 31, 2012, 2011 and 2010, the following table provides a summary of the total other-than-temporary impairment losses incurred, the portion recognized in Accumulated other comprehensive loss for the noncredit portion of other-than-temporary impairment, and the net credit losses recognized in Net impairment losses on securities on the Consolidated Statements of Earnings:

	2012	2011	2010
Total other-than-temporary impairment losses on securities	$—	$—	$0.1
Portion of loss recognized in other comprehensive income, before tax	—	—	0.2

Net impairment losses on securities	$—	$—	$0.3

The $0.3 million credit loss in 2010 is made up of other-than-temporary impairment related to certain asset-backed and mortgage-backed securities.

The table below presents a cumulative rollforward of the amount related to credit losses recognized in earnings for other-than-temporary impairments:

Beginning balance of amounts related to credit losses, January 1, 2010	$3.1
Credit losses on debt securities for which OTTI was not previously recognized	—
Additional credit losses on debt securities for which OTTI was previously recognized	0.3
Reductions for securities sold in the period for which OTTI was previously recognized	(0.7)

Ending balance of amounts related to credit losses, December 31, 2010	$2.7
Credit losses on debt securities for which OTTI was not previously recognized	—
Additional credit losses on debt securities for which OTTI was previously recognized	—
Reductions for securities sold in the period for which OTTI was previously recognized	(0.5)

Ending balance of amounts related to credit losses, December 31, 2011	$2.2
Credit losses on debt securities for which OTTI was not previously recognized	—
Additional credit losses on debt securities for which OTTI was previously recognized	—
Reductions for securities sold in the period for which OTTI was previously recognized	(1.9)

Ending balance of amounts related to credit losses, December 31, 2012	$0.3

The following table provides information, at December 31, 2012, about the Company’s marketable securities with gross unrealized losses for which no other-than-temporary impairment has been incurred, and the length of time that individual securities have been in a continuous unrealized loss position. The gross unrealized loss of $1.6 million, pre-tax, is recognized in accumulated other comprehensive income:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Auction rate securities	$—	$—	$6.3	$(1.5)	$6.3	$(1.5)
Corporate debt securities	54.9	(0.1)	1.4	—	56.3	(0.1)
Asset-backed and mortgage-backed securities	6.7	—	0.2	—	6.9	—
Government and Agency	30.9	—	—	—	30.9	—

Total	$92.5	$(0.1)	$7.9	$(1.5)	$100.4	$(1.6)

The following table provides information, at December 31, 2012, about the Company’s marketable securities with gross unrealized losses for which other-than-temporary impairment has been incurred, and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Asset-backed and mortgage-backed securities	$0.1	$—	$—	$—	$0.1	$—

Total	$0.1	$—	$—	$—	$0.1	$—

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

Corporate debt securities

Unrealized losses on the Company’s corporate debt securities are attributable to current economic conditions and are not due to credit quality. Because the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before anticipated recovery of their net book values, which may be at maturity, the Company does not consider securities in its corporate debt portfolio to be other-than-temporarily impaired at December 31, 2012.

Asset-backed and mortgage-backed securities

Credit losses for the asset-backed and mortgage-backed securities are derived by examining the significant drivers that affect loan performance such as pre-payment speeds, default rates, and current loan status. These drivers are used to apply specific assumptions to each security and are further divided in order to separate the underlying collateral into distinct groups based on loan performance characteristics. For instance, more weight is placed on higher risk categories such as collateral that exhibits higher than normal default rates, those loans originated in high risk states where home appreciation has suffered the most severe correction, and those loans which exhibit longer delinquency rates. Based on these characteristics, collateral-specific assumptions are applied to build a model to project future cash flows expected to be collected. These cash flows are then discounted at the current yield used to accrete the beneficial interest, which approximates the effective interest rate implicit in the bond at the date of acquisition for those securities purchased at par. The unrealized losses on the Company’s remaining asset-backed and mortgage-backed securities are due to constraints in market liquidity for certain portions of these sectors in which the Company has investments, and are not due to credit quality. Because the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before anticipated recovery of their net book values, the Company does not consider the remainder of its asset-backed and mortgage-backed debt portfolio to be other-than-temporarily impaired at December 31, 2012.

Government and Agency securities

The unrealized losses on the Company’s investments in government and agency securities are the result of interest rate effects. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before anticipated recovery of their net book values, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2012.

8. TRADE RECEIVABLES

The Company’s trade receivables are reported in the Consolidated Statements of Financial Position net of allowances for doubtful accounts and product returns. Trade receivables consisted of the following at December 31:

	2012	2011
Gross trade receivables	$547.2	$485.8
Allowances	(23.6)	(28.0)

Trade receivables, net	$523.6	$457.8

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

In September 2012, the trade receivables facility was amended by extending the term of the facility to September 27, 2013. The maximum capital availability under the facility remains at $125 million under the amended agreement. There were no secured borrowings outstanding under the trade receivables facility at December 31, 2012 or December 31, 2011.

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

Expenses incurred under this program totaled $0.5 million, $0.6 million and $0.6 million in 2012, 2011 and 2010 respectively. The expenses are primarily included in Interest (income) expense, net on the Consolidated Statements of Earnings in 2012, 2011 and 2010.

9. INVENTORIES

Inventories consisted of the following at December 31:

	2012	2011
Work in process	$23.7	$33.7
Finished goods	253.6	301.8

Inventories	$277.3	$335.5

10. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31:

	Useful Lives (Years)	2012	2011
Land and improvements	20	$31.1	$30.0
Buildings and improvements	10-35	571.2	539.9
Machinery and equipment	2-10	882.5	882.4
Information systems	3-4	143.3	125.1
Internal use software	3-5	541.7	479.2
Leased products	2-6	113.9	100.1
Furniture and other	7	59.7	52.9

		2,343.4	2,209.6
Accumulated depreciation		(1,498.1)	(1,320.8)

Property, plant and equipment, net		$845.3	$888.8

Depreciation expense was $229.6 million, $196.0 million and $181.0 million in 2012, 2011 and 2010, respectively.

Leased products refers to hardware leased by Lexmark to certain customers as part of the Company’s ISS operations. The cost of the hardware is amortized over the life of the contracts, which have been classified as operating leases based on the terms of the arrangements. The accumulated depreciation related to the Company’s leased products was $76.5 million and $58.3 million at year-end 2012 and 2011, respectively.

The Company accounts for its internal-use software, an intangible asset by nature, in Property, plant and equipment, net on the Consolidated Statements of Financial Position. The net carrying amounts of internal-use software at December 31, 2012 and 2011 were $230.0 million and $236.9 million, respectively. The following table summarizes the estimated future amortization expense for internal-use software currently being amortized.

Fiscal year:
2013	$74.1
2014	65.8
2015	38.3
2016	8.4
2017	1.4
Thereafter	—

Total	$188.0

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

Long-lived assets held for sale

Certain of the Company’s long-lived assets held for sale were subject to nonrecurring fair value measurements during 2012 and 2011. Refer to Notes 3 and 5 of the Notes to the Consolidated Financial Statements for a discussion of these assets.

11. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for each reportable segment and in total during 2012 and 2011.

	ISS	Perceptive Software	Total
Balance at January 1, 2011	$25.5	$161.8	$187.3
Goodwill acquired during the period	—	33.5	33.5
Foreign currency translation	(2.6)	(1.8)	(4.4)

Balance at December 31, 2011	22.9	193.5	216.4
Goodwill acquired during the period	—	160.5	160.5
Foreign currency translation	0.3	(0.4)	(0.1)

Balance at December 31, 2012	$23.2	$353.6	$376.8

The Company has recorded $160.5 million of goodwill related to the acquisitions of Brainware, Nolij, ISYS and Acuo in 2012, including the $(8.0) million net impact of measurement period adjustments determined in 2012. The Company has recorded $33.5 million of goodwill related to the acquisition of Pallas Athena in 2011. Refer to Note 4 for additional details regarding business combinations occurring in 2012, 2011 and 2010. The Company does not have any accumulated impairment charges as of December 31, 2012.

Intangible Assets

The following table summarizes the gross carrying amounts and accumulated amortization of the Company’s intangible assets.

	December 31, 2012			December 31, 2011
		Accum			Accum
	Gross	Amort	Net	Gross	Amort	Net
Intangible assets subject to amortization:
Customer relationships	$84.0	$(19.8)	$64.2	$49.0	$(9.3)	$39.7
Non-compete agreements	2.5	(1.7)	0.8	1.8	(0.9)	0.9
Technology and patents	193.8	(65.7)	128.1	110.1	(35.4)	74.7
Trade names and trademarks	8.0	(2.9)	5.1	2.5	(0.1)	2.4

Total	288.3	(90.1)	198.2	163.4	(45.7)	117.7
Intangible assets not subject to amortization:
In-process technology	0.9	—	0.9	1.2	—	1.2
Trade names and trademarks	32.3	—	32.3	32.3	—	32.3

Total	33.2	—	33.2	33.5	—	33.5
Total identifiable intangible assets	$321.5	$(90.1)	$231.4	$196.9	$(45.7)	$151.2

Intangible assets acquired in a transaction accounted for as a business combination are initially recognized at fair value. Intangible assets acquired in a transaction accounted for as an asset acquisition are initially recognized at cost. Of the $321.5 million gross carrying amount, $300.3 million were acquired in transactions accounted for as business combinations, $0.4 million consisted of negotiated non-compete agreements recognized separately from a business combination and $20.8 million were acquired in transactions accounted for as asset acquisitions. The year-to-date increases in the intangible assets above were driven by business combinations discussed in Note 4.

Amortization expense related to intangible assets was $44.3 million, $23.7 million and $14.9 million for 2012, 2011 and 2010, respectively. The following table summarizes the estimated future amortization expense for intangible assets that are currently being amortized.

Fiscal year:
2013	$52.9
2014	49.1
2015	39.4
2016	31.4
2017	16.5
Thereafter	8.9

Total	$198.2

In-process technology refers to research and development efforts that were in process on the dates the Company acquired Perceptive Software, Pallas Athena and Acuo. Under the accounting guidance for intangible assets, in-process research and development acquired in a business combination is considered an indefinite lived asset until completion or abandonment of the associated research and development efforts. The Company begins amortizing its in-process technology assets upon completion of the projects. The Company began amortizing in-process technology assets obtained in the acquisitions of Pallas Athena and Perceptive Software in 2012 and 2011, respectively.

The Perceptive Software trade name valued at $32.3 million is considered to have an indefinite life taking into account its substantial recognition among customers, the intellectual property rights are secure and can be maintained with relatively little cost and effort, and there are no current plans to change or abandon its usage. Costs to renew these registrations are insignificant and will be expensed as incurred. The Company does not intend to use the Pallas Athena, Brainware, Nolij, ISYS and Acuo trade names and trademarks indefinitely, and has accordingly begun amortizing these assets. The Company’s expected use of its acquired trade names and trademarks could change in future periods as the Company considers alternatives for going to market with its acquired software and solutions products.

The Company accounts for its internal-use software, an intangible asset by nature, in Property, plant and equipment, net on the Consolidated Statement of Financial Position. Refer to Note 10 of the Notes to the Consolidated Financial Statements for disclosures regarding internal-use software.

12. ACCRUED LIABILITIES AND OTHER LIABILITIES

Accrued liabilities, in the current liabilities section of the balance sheet, consisted of the following at December 31:

	2012	2011
Deferred revenue	$156.5	$154.7
Compensation	107.2	108.4
Other	316.9	373.7

Accrued liabilities	$580.6	$636.8

The $56.2 million decrease in Accrued liabilities was primarily driven by a $44.6 million decrease in VAT/Sales taxes payable.

Changes in the Company’s warranty liability for standard warranties and deferred revenue for extended warranties, are presented in the tables below:

Warranty Liability:

	2012	2011
Balance at January 1	$47.5	$52.2
Accruals for warranties issued	74.2	78.4
Accruals related to pre-existing warranties (including changes in estimates)	12.6	11.8
Settlements made (in cash or in kind)	(87.6)	(94.9)
Balance at December 31	$46.7	$47.5

Deferred service revenue:

	2012	2011
Balance at January 1	$180.9	$185.7
Revenue deferred for new extended warranty contracts	101.0	98.8
Revenue recognized	(89.9)	(103.6)
Balance at December 31	$192.0	$180.9
Current portion	81.6	94.5
Non-current portion	110.4	86.4
Balance at December 31	$192.0	$180.9

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

Other liabilities, in the noncurrent liabilities section of the balance sheet, consisted of the following at December 31:

	2012	2011
Pension/Postretirement	$268.5	$278.5
Deferred revenue	131.6	104.1
Other	99.4	90.1
Other liabilities	$499.5	$472.7

The $26.8 million increase in Other liabilities was driven by the $27.5 increase in deferred revenue largely due to higher sales. Refer to Note 17 of the Notes to Consolidated Financial Statements for more information related to pension and other postretirement plans.

13. DEBT

Senior Notes — Long-term Debt and Current Portion of Long-term Debt

In May 2008, the Company completed a public debt offering of $650 million aggregate principal amount of fixed rate senior unsecured notes. The notes are split into two tranches of five and ten-year notes respectively. The five-year notes with an aggregate principal amount of $350 million and 5.9% coupon were priced at 99.83% to have an effective yield to maturity of 5.939% and will mature June 1, 2013 (referred to as the “2013 senior notes”). Consequently, the aggregate principal amount of $350 million was reclassified from non-current to a current liability during 2012. The ten-year notes with an aggregate principal amount of $300 million and 6.65% coupon were priced at 99.73% to have an effective yield to maturity of 6.687% and will mature June 1, 2018 (referred to as the “2018 senior notes”). At December 31, 2012, the outstanding balance was $649.6 million (net of unamortized discount of $0.4 million). At December 31, 2011, the outstanding balance was $649.3 million (net of unamortized discount of $0.7 million).

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

The facility provides for the availability of swingline loans and multicurrency letters of credit. Under certain circumstances and subject to certain conditions, the aggregate amount available under the facility may be increased to a maximum of $500 million. Interest on all borrowings under the facility is determined based upon either the Adjusted Base Rate or the Adjusted LIBO Rate, in each case plus a margin that is adjusted on the basis of a combination of the Company’s consolidated leverage ratio and the Company’s index debt rating.

The facility contains customary default provisions, affirmative and negative covenants and also contains certain financial covenants, including those relating to a minimum interest coverage ratio of not less than 3.0 to 1.0 and a maximum leverage of not more than 3.0 to 1.0 as defined in the agreement. The facility limits, among other things, the Company’s indebtedness, liens and fundamental changes to its structure and business.

At December 31, 2012 and December 31, 2011, there were no amounts outstanding under the revolving credit facility.

Short-term Debt

Lexmark’s Brazilian operation has a short-term, uncommitted line of credit. The interest rate on this line of credit varies based upon the local prevailing interest rates at the time of borrowing. As of December 31, 2012 and 2011, there were no amounts outstanding under this credit facility.

Other

Total cash paid for interest on the debt facilities amounted to $42.3 million, $42.6 million and $43.1 million in 2012, 2011 and 2010, respectively.

The components of Interest (income) expense, net in the Consolidated Statements of Earnings are as follows:

	2012	2011	2010
Interest (income)	$(13.0)	$(13.4)	$(15.6)
Interest expense	42.6	43.3	41.9
Total	$29.6	$29.9	$26.3

The Company capitalized interest costs of $0.3 million, $0.3 million and $2.1 million in 2012, 2011 and 2010, respectively.

14. INCOME TAXES

Provision for Income Taxes

The Provision for income taxes consisted of the following:

	2012	2011	2010
Current:
Federal	$27.3	$6.8	$54.9
Non-U.S.	10.0	33.4	26.3
State and local	6.5	6.0	7.1
	43.8	46.2	88.3
Deferred:
Federal	6.9	48.8	(8.8)
Non-U.S.	2.8	(8.7)	5.2
State and local	(1.8)	6.4	(3.2)
	7.9	46.5	(6.8)
Provision for income taxes	$51.7	$92.7	$81.5

Earnings before income taxes were as follows:

	2012	2011	2010
U.S.	$100.4	$167.1	$178.6
Non-U.S.	57.6	246.5	242.9
Earnings before income taxes	$158.0	$413.6	$421.5

The Company realized an income tax benefit from the exercise of certain stock options and/or vesting of certain RSUs and DSUs in 2012, 2011 and 2010 of $2.7 million, $2.8 million and $4.5 million, respectively. This benefit resulted in a decrease in current income taxes payable.

A reconciliation of the provision for income taxes using the U.S. statutory rate and the Company’s effective tax rate was as follows:

	2012		2011		2010
	Amount	%	Amount	%	Amount	%
Provision for income taxes at statutory rate	$55.3	35.0%	$144.8	35.0%	$147.5	35.0%
State and local income taxes, net of federal tax benefit	4.0	2.6	7.0	1.7	4.3	1.0
Foreign tax differential	(7.9)	(4.9)	(45.8)	(11.0)	(50.0)	(11.9)
Research and development credit	—	—	(6.0)	(1.5)	(5.6)	(1.3)
Valuation allowance	—	—	2.6	0.6	(0.2)	—
Adjustments to previously accrued taxes	(3.6)	(2.4)	(5.4)	(1.4)	(15.5)	(3.7)
Other	3.9	2.4	(4.5)	(1.0)	1.0	0.2
Provision for income taxes	$51.7	32.7%	$92.7	22.4%	$81.5	19.3%

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

The effective income tax rate was 32.7% for the year ended December 31, 2012. The 10.3 percentage point increase of the effective tax rate from 2011 to 2012 was due primarily to a geographic shift in earnings toward higher tax jurisdictions in 2012 and to the expiration of the U.S. research and experimentation tax credit on December 31, 2011.

The effective income tax rate was 22.4% for the year ended December 31, 2011. The 3.1 percentage point increase of the effective tax rate from 2010 to 2011 was due primarily to the adjustment to previously accrued taxes in 2011, to a geographic shift in earnings toward higher tax jurisdictions in 2011, and to the U.S. research and experimentation tax credit being a larger percentage of consolidated earnings before income taxes in 2011.

In January of 2013, the President signed into law The American Taxpayer Relief Act of 2012, which contained provisions that retroactively extended the U.S. research and experimentation tax credit to January 1, 2012. Because the extension did not happen by December 31, 2012, the Company’s effective income tax rate for 2012 did not include the benefit of the credit for that year. However, because the credit was retroactively extended to include 2012, the Company expects to recognize the full benefit of the 2012 credit in the first quarter of 2013. The Company estimates that its credit for 2012 is $6.0 million. That amount will be reported as a discrete income tax benefit in the first quarter of 2013.

Deferred income tax assets and (liabilities)

Significant components of deferred income tax assets and (liabilities) at December 31 were as follows:

	2012	2011
Deferred tax assets:
Tax loss carryforwards	$12.9	$13.1
Credit carryforwards	7.5	10.2
Inventories	14.0	19.2
Restructuring	4.3	3.6
Pension	58.1	66.3
Warranty	8.7	8.8
Postretirement benefits	16.9	18.0
Equity compensation	41.0	32.7
Other compensation	7.1	10.2
Foreign exchange	—	0.4
Other	23.0	23.6
Deferred tax liabilities:
Property, plant and equipment	(37.7)	(39.5)
Intangible assets	(60.0)	(46.7)
Foreign exchange	(0.8)	0.0
	95.0	119.9
Valuation allowances	(4.8)	(4.8)
Net deferred tax assets	$90.2	$115.1

The breakdown between current and long-term deferred tax assets and deferred tax liabilities as of December 31 is as follows:

	2012	2011
Current Deferred Tax Assets	$94.8	$93.4
Current Deferred Tax Liabilities	(17.1)	(20.0)
Long-Term Deferred Tax Assets	43.2	63.4
Long-Term Deferred Tax Liabilities	(30.7)	(21.7)
Balance at December 31	$90.2	$115.1

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

The Company has state and foreign operating loss carryforwards of $10.8 million and $57.0 million, respectively. The state operating loss carryforwards are subject to a valuation allowance of $4.9 million. The state operating loss carryforwards expire in the years 2018 to 2021. The foreign operating loss carryforwards include $9.4 million with no expiration date. The remainder of the foreign operating loss carryforwards will expire in the years 2016 to 2022. There are no federal operating loss carryforwards.

The Company has a federal tax credit carryforward of $2.3 million and state tax credit carryforwards of $7.9 million. The state tax credit carryforwards are subject to a valuation allowance of $3.4 million. The federal tax credit carryforward will expire in 2018. The state tax credit carryforwards will expire by the year 2026.

Deferred income taxes have not been provided for the undistributed earnings of foreign subsidiaries because such earnings are indefinitely reinvested. Undistributed earnings of non-U.S. subsidiaries included in the consolidated retained earnings were approximately $1,609.2 million as of December 31, 2012. It is not practicable to estimate the amount of additional tax that may be payable on the foreign earnings. The Company does not plan to initiate any action that would precipitate the payment of income taxes.

Tax Positions

The amount of unrecognized tax benefits at December 31, 2012, was $24.2 million, all of which would affect the Company’s effective tax rate if recognized. The amount of unrecognized tax benefits at December 31, 2011, was $23.1 million, all of which would affect the Company’s effective tax rate if recognized. The amount of unrecognized tax benefits at December 31, 2010, was $25.5 million, all of which would affect the Company’s effective tax rate if recognized.

The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of its income tax provision. As of December 31, 2012, the Company had $1.7 million of accrued interest and penalties. For 2012, the Company recognized in its statement of earnings a net benefit of $0.7 million for interest and penalties. As of December 31, 2011, the Company had $2.4 million of accrued interest and penalties. For 2011, the Company recognized in its statement of earnings a net benefit of $0.5 million for interest and penalties. As of December 31, 2010, the Company had $2.9 million of accrued interest and penalties. For 2010, the Company recognized in its statement of earnings a net benefit of $1.6 million for interest and penalties.

It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the expiration of various statutes of limitations or the conclusion of ongoing tax audits in various jurisdictions around the world. If those events occur within the next 12 months, the Company estimates that its unrecognized tax benefits amount could decrease by an amount in the range of $0 million to $6.0 million, the impact of which would affect the Company’s effective tax rate.

Several tax years are subject to examination by major tax jurisdictions. In the U.S., federal tax years 2010 and after are subject to examination. The Internal Revenue Service is currently auditing tax years 2010 and 2011. In France, tax years 2010 and after are subject to examination. The French Tax Administration concluded its audit of tax years 2008 and 2009 in 2012. In Switzerland, tax years 2008 and after are subject to examination. In most of the other countries where the Company files income tax returns, 2007 is the earliest tax year that is subject to examination. The Company believes that adequate amounts have been provided for any adjustments that may result from those examinations.

A reconciliation of the total beginning and ending amounts of unrecognized tax benefits is as follows:

	2012	2011	2010
Balance at January 1	$23.1	$25.5	$33.0
Increases / (decreases) in unrecognized tax benefits as a result of tax positions taken during a prior period	6.9	2.6	1.2
Increases / (decreases) in unrecognized tax benefits as a result of tax positions taken during the current period	3.0	1.4	5.1
Increases / (decreases) in unrecognized tax benefits relating to settlements with taxing authorities	(6.5)	(1.6)	(4.2)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(2.3)	(4.8)	(9.6)
Balance at December 31	$24.2	$23.1	$25.5

Other

Cash paid for income taxes, net of (refunds), was $(1.4) million, $93.3 million and $77.4 million in 2012, 2011 and 2010, respectively.

15. STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE (LOSS) EARNINGS

The Class A Common Stock is voting and exchangeable for Class B Common Stock in very limited circumstances. The Class B Common Stock is non-voting and is convertible, subject to certain limitations, into Class A Common Stock.

At December 31, 2012, there were 804.9 million shares of authorized, unissued Class A Common Stock. Of this amount, approximately 15.4 million shares of Class A Common Stock have been reserved under employee stock incentive plans and nonemployee director plans. There were also 1.8 million of unissued and unreserved Class B Common Stock at December 31, 2012. These shares are available for a variety of general corporate purposes, including future public offerings to raise additional capital and for facilitating acquisitions.

In August 2012, the Company received authorization from the Board of Directors to repurchase an additional $200 million of its Class A Common Stock for a total repurchase authority of $4.85 billion. As of December 31, 2012, there was approximately $251 million of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During the year, the Company repurchased approximately 8.1 million shares at a cost of approximately $190 million. During 2011, the Company repurchased approximately 7.9 million shares at a cost of approximately $250 million. As of December 31, 2012, since the inception of the program in April 1996, the Company had repurchased approximately 107.7 million shares of its Class A Common Stock for an aggregate cost of approximately $4.60 billion. As of December 31, 2012, the Company had reissued approximately 0.5 million shares of previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million, 16.0 million and 16.0 million shares of treasury stock in 2005, 2006 and 2008, respectively, the net treasury shares outstanding at December 31, 2012, were 31.1 million. The retired shares resumed the status of authorized but unissued shares of Class A Common Stock.

Accelerated Share Repurchase Agreements

The Company executed four accelerated share repurchase (“ASR”) Agreements with financial institution counterparties in 2012, resulting in a total of 8.1 million shares repurchased at a cost of $190 million. The impact of the four ASRs is included in the share repurchase totals provided in the preceding paragraphs.

Under the terms of the ASR Agreements, the Company paid an agreed upon amount targeting a certain number of shares based on the closing price of the Company’s Class A Common Stock on the date of the agreement. The Company took delivery of 85% of the shares in the initial transaction and the remaining 15% holdback provision payment was held back until final settlement of the contract occurred. The final number of shares delivered by the counterparty under the ASR Agreement was dependent on the average of the daily volume weighted average price of the Company’s Class A Common Stock over the agreement’s trading period, a discount and the initial number of shares delivered. Under the terms of the ASR Agreements, the Company will either receive additional shares from the counterparty or be required to deliver additional shares or cash to the counterparty in the final settlement. The Company controls its election to either deliver additional shares or cash to the counterparty.

The ASR Agreements were accounted for as initial treasury stock transactions and forward stock purchase contracts. The initial repurchase of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share. The forward stock purchase contract (settlement provision) was considered indexed to the Company’s own stock and was classified as an equity instrument under accounting guidance applicable to contracts in an entity’s own equity.

Dividends

The Company’s dividend activity during the year ended December 31, 2012 was as follows:

	Dividend Per Share	Lexmark International, Inc. Class A Common Stock
Dividend Payment Date		Record Date	Cash Outlay
March 16, 2012	$0.25	March 5, 2012	$17.8
June 15, 2012	$0.30	June 1, 2012	21.1
September 14, 2012	$0.30	August 31, 2012	20.5
December 14, 2012	$0.30	November 30, 2012	19.2

Total Dividends			$78.6

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

Accumulated Other Comprehensive (Loss) Earnings

Accumulated other comprehensive (loss) earnings for the years ended December 31 consists of the following, net of taxes:

	Foreign Currency Translation Adjustment	Pension or Other Postretirement Benefits	Net Unrealized Gain (Loss) on Marketable Securities - OTTI	Net Unrealized Gain (Loss) on Marketable Securities	Net Unrealized Gain (Loss) on Cash Flow Hedge	Accumulated Other Comprehensive (Loss) Earnings
Balance at 12/31/09	$(6.0)	$(236.5)	$(0.6)	$0.5	$—	$(242.6)
2010 Change	15.2	2.6	1.2	0.1	—	19.1
Balance at 12/31/10	$9.2	$(233.9)	$0.6	$0.6	$—	$(223.5)
2011 Change	(29.6)	(49.5)	0.1	(1.2)	—	(80.2)
Balance at 12/31/11	$(20.4)	$(283.4)	$0.7	$(0.6)	$—	$(303.7)
2012 Change	15.5	3.6	(0.6)	2.6	(0.9)	20.2
Balance at 12/31/12	$(4.9)	$(279.8)	$0.1	$2.0	$(0.9)	$(283.5)

Changes in the Company’s foreign currency translation adjustments were due to a number of factors as the Company operates in various currencies throughout the world. The primary drivers of the favorable change in 2012 were increases in the exchange rate values of 6.9% in the Philippine peso, 8.4% in the Mexican peso and 1.8% in the Euro. The primary drivers of the unfavorable change in

2011 were decreases in the exchange rate values of 11.4% in the Mexican peso, 11.0% in the Brazilian real, 3.2% in the Euro and 18.1% in the South African rand. The primary drivers of the favorable change in 2010 were increases in the exchange rate values of 5.4% in the Philippine peso, 6.1% in the Mexican peso, 5.0% in the Brazilian real, 14.0% in the Australian dollar and 11.6% in the South African rand; these increases were partially offset by a 6.5% decrease in the Euro exchange rate.

The favorable change of $3.6 million in the 2012 Pension or other postretirement benefits was primarily due to higher than expected returns on plan assets and amortization, partially offset by decreases in discount rates. The unfavorable change of $49.5 million in 2011 was primarily due to decreases in discount rates and lower than expected returns on plan assets. Refer to Note 17 of the Notes to Consolidated Financial Statements for additional information regarding pension and other postretirement plans, including the amounts amortized out of Accumulated other comprehensive (loss) earnings into net periodic benefit cost for the periods presented.

The 2012 activity in Net unrealized gain (loss) on marketable securities includes the $0.1 million reclassification, pre-tax, of losses out of Accumulated other comprehensive (loss) earnings into net income upon the sale or redemption of debt securities during the period. The 2011 activity in Net unrealized gain (loss) on marketable securities includes the $(0.3) million reclassification, pre-tax, of gains out of Accumulated other comprehensive (loss) earnings into net income upon the sale or redemption of debt securities during the period. The 2010 activity in Net unrealized gain (loss) on marketable securities includes the $(2.1) million reclassification, pre-tax, or $(1.9) million, net of tax, of gains out of Accumulated other comprehensive (loss) earnings into income upon the sale or redemption of debt securities during the period.

In 2012 the reclassification adjustment related to OTTI marketable securities was a $(1.0) million gain, pre-tax, or $(0.7) million gain, net of tax, out of Accumulated other comprehensive (loss) earnings into net income upon the sale or redemption of debt securities during the period. In 2011 and 2010, the reclassification adjustment, pre-tax, related to OTTI marketable securities was immaterial.

The 2012 ending balance of $0.1 million in the table above for Net Unrealized Gain (Loss) on Marketable Securities – OTTI represents the cumulative favorable mark to market adjustment on debt securities for which OTTI was previously recognized under the amended FASB guidance.

Refer to Note 7 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s marketable securities. Refer to Note 18 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s forward starting interest rate swap designated as a cash flow hedge.

16. EARNINGS PER SHARE (“EPS”)

The following table presents a reconciliation of the numerators and denominators of the basic and diluted net EPS calculations for the years ended December 31:

	2012	2011	2010
Numerator:
Net earnings	$106.3	$320.9	$340.0
Denominator:
Weighted average shares used to compute basic EPS	68.6	77.1	78.6
Effect of dilutive securities — employee stock plans	0.9	0.8	0.9
Weighted average shares used to compute diluted EPS	69.5	77.9	79.5
Basic net EPS	$1.55	$4.16	$4.33
Diluted net EPS	$1.53	$4.12	$4.28

RSUs, stock options, and dividend equivalent units totaling an additional 3.8 million, 5.7 million and 7.2 million of Class A Common Stock in 2012, 2011 and 2010, respectively, were outstanding but were not included in the computation of diluted net earnings per share because the effect would have been antidilutive.

Under the terms of our RSU agreements, unvested RSU awards contain forfeitable rights to dividends and dividend equivalent units. Because the dividend equivalent units are forfeitable, they are defined as non-participating securities. As of December 31, 2012, there were approximately 107,000 dividend equivalent units, which will vest at the time that the underlying RSU vests.

In addition to the 3.8 million antidilutive shares for the year ended December 31, 2012 mentioned above, unvested restricted stock units with a performance condition that were granted in the first quarter of 2012 were also excluded from the computation of diluted earnings per share. According to FASB guidance on earnings per share, contingently issuable shares are excluded from the computation of diluted EPS if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. If the performance condition were to become satisfied based on actual financial results and the performance awards would have a dilutive impact on EPS, the performance awards included in the diluted EPS calculation would be in the range of 0.0 million to 0.2 million shares depending on the level of achievement. Refer to Note 6 of the Notes to the Consolidated Financial Statements for additional information regarding restricted stock awards with a performance condition.

The Company executed four accelerated share repurchase agreements with financial institution counterparties in 2012, resulting in a total of 8.1 million shares repurchased at a cost of $190 million during the year. The ASRs had a favorable impact to basic and diluted EPS in 2012.

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

Obligations and funded status at December 31:

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
Change in Benefit Obligation:
Benefit obligation at beginning of year	$817.3	$778.5	$40.7	$43.2
Service cost	3.6	3.2	0.8	0.9
Interest cost	35.3	38.6	1.4	1.8
Contributions by plan participants	2.7	3.6	3.4	3.2
Actuarial loss (gain)	62.4	52.1	(1.6)	(1.4)
Benefits paid	(52.7)	(56.0)	(7.6)	(7.0)
Foreign currency exchange rate changes	5.3	(2.2)	—	—
Plan adjustments	2.6	—	—	—
Settlement, curtailment or termination benefit (gain) loss	6.7	(0.5)	0.8	—
Benefit obligation at end of year	$883.2	$817.3	$37.9	$40.7
Change in Plan Assets:
Fair value of plan assets at beginning of year	$587.2	$616.0	$—	$—
Actual return on plan assets	83.5	(1.6)	—	—
Contributions by the employer	35.2	26.6	4.2	3.8
Benefits paid	(52.7)	(56.0)	(7.6)	(7.0)
Foreign currency exchange rate changes	4.6	(1.4)	—	—
Plan adjustments	0.1	—	—	—
Contributions by plan participants	2.7	3.6	3.4	3.2
Fair value of plan assets at end of year	660.6	587.2	—	—
Unfunded status at end of year	$(222.6)	$(230.1)	$(37.9)	$(40.7)

For 2012 and 2011, the Settlement, curtailment or termination benefit (gain) loss in the table above were primarily due to restructuring related activities in the U.S. and France.

Amounts recognized in the Consolidated Statements of Financial Position:

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
Noncurrent assets	$5.7	$3.2	$—	$—
Current liabilities	(1.4)	(1.2)	(4.5)	(4.4)
Noncurrent liabilities	(226.9)	(232.1)	(33.4)	(36.3)
Net amount recognized	$(222.6)	$(230.1)	$(37.9)	$(40.7)

Amounts recognized in Accumulated Other Comprehensive Income and Deferred Tax Accounts:

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
Net gain (loss)	$(444.1)	$(445.9)	$(1.1)	$(2.7)
Prior service credit (cost)	(0.2)	(0.2)	—	0.3
Net amount recognized	$(444.3)	$(446.1)	$(1.1)	$(2.4)

The accumulated benefit obligation for all of the Company’s defined benefit pension plans was $873.8 million and $814.4 million at December 31, 2012 and 2011, respectively.

Pension plans with a benefit obligation in excess of plan assets at December 31:

	2012		2011
	Benefit Obligation	Plan Assets	Benefit Obligation	Plan Assets
Plans with projected benefit obligation in excess of plan assets	$846.9	$618.6	$797.6	$564.3
Plans with accumulated benefit obligation in excess of plan assets	839.3	618.6	795.8	564.3

Components of net periodic benefit cost:

	Pension Benefits			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Net Periodic Benefit Cost:
Service cost	$3.6	$3.2	$3.0	$0.8	$0.9	$1.0
Interest cost	35.3	38.6	40.5	1.4	1.8	2.2
Expected return on plan assets	(43.6)	(44.6)	(47.1)	—	—	—
Amortization of prior service cost (credit)	—	—	—	(0.2)	(3.4)	(3.4)
Amortization of net loss	26.4	20.9	18.5	—	—	—
Settlement, curtailment or termination benefit loss (gain)	6.7	(0.1)	0.5	0.7	—	—
Net periodic benefit cost	$28.4	$18.0	$15.4	$2.7	$(0.7)	$(0.2)

The Settlement, curtailment or termination benefit losses totaling $7.4 million in 2012 are the net result of restructuring losses in the U.S. of $7.9 million and a curtailment gain in France of $0.5 million.

Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive income (“AOCI”) (pre-tax) for the years ended December 31:

	Pension Benefits 2012	Other Postretirement Benefits 2012	Total 2012	Pension Benefits 2011	Other Postretirement Benefits 2011	Total 2011	Pension Benefits 2010	Other Postretirement Benefits 2010	Total 2010
New prior service cost	$—	$0.1	$0.1	$—	$—	$—	$0.3	$—	$0.3
Net loss (gain) arising during the period	22.5	(1.6)	20.9	98.3	(1.4)	96.9	8.4	(1.7)	6.7
Effect of foreign currency exchange rate changes on amounts included in AOCI	1.3	—	1.3	(0.9)	—	(0.9)	(1.0)	—	(1.0)
Less amounts recognized as a component of net periodic benefit cost:
Amortization or curtailment recognition of prior service cost (credit)	—	0.2	0.2	(0.1)	3.4	3.3	—	3.4	3.4
Amortization or settlement recognition of net loss	(26.4)	—	(26.4)	(21.2)	—	(21.2)	(20.2)	—	(20.2)
Total amount recognized in AOCI for the period	(2.6)	(1.3)	(3.9)	76.1	2.0	78.1	(12.5)	1.7	(10.8)
Total amount recognized in net periodic benefit cost and AOCI for the period	$25.8	$1.4	$27.2	$94.1	$1.3	$95.4	$2.9	$1.5	$4.4

The estimated net loss for the defined benefit pension plans that will be amortized from Accumulated other comprehensive earnings (loss) into net periodic benefit cost over the next fiscal year is $31.1 million. The estimated prior service credit for the other defined benefit postretirement plans that will be amortized from Accumulated other comprehensive earnings (loss) into net periodic benefit cost over the next fiscal year is $0.1 million.

Assumptions:

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31:
Discount rate	3.9%	4.5%	3.5%	4.0%
Rate of compensation increase	3.1%	2.6%	4.0%	4.0%

	Pension Benefits			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31:
Discount rate	4.5%	5.2%	5.6%	4.0%	4.7%	5.4%
Expected long-term return on plan assets	7.2%	7.2%	7.5%	—	—	—
Rate of compensation increase	2.6%	2.6%	2.7%	4.0%	4.0%	4.0%

Plan assets:

Plan assets are invested in equity securities, government and agency securities, mortgage-backed securities, commercial mortgage-backed securities, asset-backed securities, corporate debt, annuity contracts and other securities. The U.S. defined benefit plan comprises a significant portion of the assets and liabilities relating to the defined benefit plans. The investment goal of the U.S. defined benefit plan is to achieve an adequate net investment return in order to provide for future benefit payments to its participants. Asset allocation percentages are targeted to be 60% equity and 40% fixed income investments. The U.S. pension plan employs professional investment managers to invest in U.S. equity, global equity, international developed equity, emerging market equity, U.S. fixed income, high yield bonds and emerging market debt. Each investment manager operates under an investment management contract that includes specific investment guidelines, requiring among other actions, adequate diversification, prudent use of derivatives and standard risk management practices such as portfolio constraints relating to established benchmarks. The plan currently uses a combination of both active management and passive index funds to achieve its investment goals.

The Company uses third parties to report the fair values of its plan assets. The Company tested the fair value of the portfolio and default level assumptions provided by the third parties as of December 31, 2012 and December 31, 2011 using the following procedures:

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

The following table sets forth by level, within the fair value hierarchy, plan assets measured at fair value on a recurring basis as of December 31, 2012 and 2011:

	December 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commingled trust funds:
Fixed income	$—	$245.4	$—	$245.4	$—	$190.6	$—	$190.6
International equity large-cap	—	124.1	—	124.1	—	80.9	—	80.9
International equity small-cap	—	30.5	—	30.5	—	16.7	—	16.7
Emerging market equity	—	27.8	—	27.8	—	23.0	—	23.0
Emerging market debt	—	27.5	—	27.5	—	25.6	—	25.6
Global equity	—	46.7	—	46.7	—	38.6	—	38.6
U.S. equity	—	96.8	—	96.8	—	138.2	—	138.2
Real estate	—	3.6	—	3.6	—	3.2	—	3.2
Mutual and money market funds:
Small mid-cap value	13.8	—	—	13.8	15.7	—	—	15.7
Money market fund	—	1.3	—	1.3	—	1.9	—	1.9
Corporate bonds and debentures, high yield	—	27.7	2.0	29.7	—	35.1	2.0	37.1
U.S. equity securities:
Small mid-cap growth	13.2	—	—	13.2	15.5	—	—	15.5
Cash equivalent	—	0.2	—	0.2	—	0.2	—	0.2
Total assets at fair value	$27.0	$631.6	$2.0	$660.6	$31.2	$554.0	$2.0	$587.2

The following table sets forth a summary of changes in the fair value of level 3 assets at December 31:

	Corporate bonds and debentures, high yield
	2012	2011
Fair value at beginning of year	$2.0	$—
Actual return on plan assets-assets held at reporting date	—	(0.1)
Actual return on plan assets-assets sold during period	—	—
Purchases, sales and settlements, net	0.1	1.1
Transfers in/(transfers out), net	(0.1)	1.0
Fair value at end of year	$2.0	$2.0

Defined Contribution Plans

Lexmark also sponsors defined contribution plans for employees in certain countries. Company contributions are generally based upon a percentage of employees’ contributions. The Company’s expense under these plans was $26 million, $25.6 million and $23.6 million in 2012, 2011 and 2010, respectively.

Additional Information

Other postretirement benefits:

For measurement purposes, a 7.6% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2013. The rate is assumed to decrease gradually to 4.5% for 2028 and remain at that level thereafter. A one-percentage-point change in the health care cost trend rate would have a de minimus effect on the benefit cost and obligation since preset caps have been met for the net employer cost of postretirement medical benefits.

Related to Lexmark’s acquisition of the Information Products Corporation from IBM in 1991, IBM agreed to pay for its pro rata share (currently estimated at $16.8 million) of future postretirement benefits for all the Company’s U.S. employees based on prorated years of service with IBM and the Company.

Cash flows:

In 2013, the Company is currently expecting to contribute approximately $25 million to its pension and other postretirement plans.

Lexmark estimates that the future benefits payable for the pension and other postretirement plans are as follows:

	Pension Benefits	Other Postretirement Benefits
2013	$51.1	$4.5
2014	50.5	4.1
2015	49.5	3.8
2016	49.3	3.7
2017	48.7	3.6
2018-2022	250.4	16.7

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

Lexmark entered into a forward starting interest rate swap in December 2012 that was designated as a cash flow hedge. The Company used this instrument to lock in currently low interest rates for a forecasted issuance of debt. The instrument hedges the risk of changes in cash flows attributable to changes in the benchmark three-month LIBOR interest rate for the first seven years of interest payments, on the first $325 million of debt expected to be issued in the first half of 2013.

Net outstanding notional amount of derivative activity as of December 31, 2012 and 2011 is as follows. This activity was driven by fair value hedges of recognized assets and liabilities primarily denominated in the currencies below.

Long (Short) Positions by Currency (in USD)	December 31, 2012
EUR	$(76.5)
CAD	32.9
ZAR	12.1
Other, net	(19.6)
Total	$(51.1)

Long (Short) Positions by Currency (in USD)	December 31, 2011
EUR	$54.4
CAD	38.3
CHF	(28.2)
Other, net	(17.5)
Total	$47.0

Accounting for Derivatives and Hedging Activities

All derivatives are recognized in the Consolidated Statements of Financial Position at their fair value. Fair values for Lexmark’s derivative financial instruments are based on pricing models or formulas using current market data, or where applicable, quoted market prices. On the date the derivative contract is entered into, the Company designates the derivative as a fair value or cash flow hedge. Changes in the fair value of a derivative that is highly effective as — and that is designated and qualifies as — a fair value hedge, along with the loss or gain on the hedged asset or liability are recorded in current period earnings in Cost of revenue or Other (income) expense, net on the Consolidated Statements of Earnings. The effective portion of cash flow hedges is recorded in Accumulated Other Comprehensive Loss, net of deferred taxes, in the Consolidated Statements of Financial Position. Derivatives qualifying as hedges are included in the same section of the Consolidated Statements of Cash Flows as the underlying assets and liabilities being hedged.

As of December 31, 2012 and 2011, the Company had the following foreign exchange contracts recorded as net derivative assets (liabilities) at fair value in Prepaid expenses and other current assets (Accrued liabilities) on the Consolidated Statements of Financial Position:

	Net Asset Position		Net (Liability) Position
Foreign Exchange Contracts	2012	2011	2012	2011
Gross liability position	$(0.1)	$(0.2)	$(0.8)	$(1.2)
Gross asset position	0.3	0.3	0.2	0.2
Net asset (liability) position	$0.2	$0.1	$(0.6)	$(1.0)

As of December 31, 2012, the Company’s forward starting interest rate swap cash flow hedge was valued at $1.4 million and recorded in Accrued liabilities and Accumulated Other Comprehensive Loss, net of taxes, in the Consolidated Statements of Financial Position. The effective portion will be amortized over the first seven years of interest payments when the hedge is settled. There were no interest rate swaps outstanding as of December 31, 2011.

The Company had the following (gains) and losses related to derivative instruments qualifying and designated as hedging instruments in fair value hedges and related hedged items recorded on the Consolidated Statements of Earnings:

	Recorded in Cost of revenue			Recorded in Other (income) expense, net
Fair Value Hedging Relationships	2012	2011	2010	2012	2011	2010
Foreign Exchange Contracts	$2.0	$0.1	$11.6	$(3.6)	$(1.5)	$1.4
Underlying	3.6	6.2	(5.1)	1.5	(0.5)	(3.8)
Total	$5.6	$6.3	$6.5	$(2.1)	$(2.0)	$(2.4)

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

Additional information regarding derivatives can be referenced in Note 3, Fair Value, of the Notes to Consolidated Financial Statements. Refer to Note 15, Stockholders’ Equity and Other Comprehensive Earnings (Loss), of the Notes to Consolidated Financial Statements for more information regarding the Company’s forward starting interest rate swap designated as a cash flow hedge.

Concentrations of Risk

Lexmark’s main concentrations of credit risk consist primarily of cash equivalent investments, marketable securities and trade receivables. Cash equivalents and marketable securities investments are made in a variety of high quality securities with prudent diversification requirements. The Company seeks diversification among its cash investments by limiting the amount of cash investments that can be made with any one obligor. Credit risk related to trade receivables is dispersed across a large number of customers located in various geographic areas. Collateral such as letters of credit and bank guarantees is required in certain circumstances. In addition, the Company uses credit insurance for specific obligors to limit the impact of nonperformance. Lexmark sells a large portion of its products through third-party distributors and resellers and original equipment manufacturer (“OEM”) customers. If the financial condition or operations of these distributors, resellers and OEM customers were to deteriorate substantially, the Company’s operating results could be adversely affected. The three largest distributor, reseller and OEM customers collectively represented $144 million or approximately 22% of outstanding invoices at December 31, 2012 and $140 million or approximately 22% of outstanding invoices at December 31, 2011, of which Dell accounted for $68 million or approximately 10% of outstanding invoices at December 31, 2012 and $85 million or approximately 13% of outstanding invoices at December 31, 2011. Lexmark performs ongoing credit evaluations of the financial position of its third-party distributors, resellers and other customers to determine appropriate credit limits.

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

19. COMMITMENTS AND CONTINGENCIES

Commitments

Lexmark is committed under operating leases (containing various renewal options) for rental of office and manufacturing space and equipment. Rent expense (net of rental income) was $39.2 million, $45.9 million and $43.1 million in 2012, 2011 and 2010, respectively. Future minimum rentals under terms of non-cancelable operating leases (net of sublease rental income commitments) as of December 31, 2012, were as follows:

	2013	2014	2015	2016	2017	Thereafter
Minimum lease payments (net of sublease rental income)	$28.1	$23.1	$17.8	$10.3	$6.7	$14.4

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

Legal proceedings

Lexmark v. Static Control Components, Inc.

On December 30, 2002 (“02 action”) and March 16, 2004 (“04 action”), the Company filed claims against Static Control Components, Inc. (“SCC”) in the U.S. District Court for the Eastern District of Kentucky (the “District Court”) alleging violation of the Company’s intellectual property and state law rights. SCC filed counterclaims against the Company in the District Court alleging that the Company engaged in anti-competitive and monopolistic conduct and unfair and deceptive trade practices in violation of the Sherman Act, the Lanham Act and state laws. SCC has stated in its legal documents that it is seeking approximately $17.8 million to $19.5 million in damages for the Company’s alleged anticompetitive conduct and approximately $1 billion for Lexmark’s alleged violation of the Lanham Act. SCC is also seeking treble damages, attorney fees, costs and injunctive relief. On September 28, 2006, the District Court dismissed the counterclaims filed by SCC that alleged the Company engaged in anti-competitive and monopolistic conduct and unfair and deceptive trade practices in violation of the Sherman Act, the Lanham Act and state laws. On June 20, 2007, the District Court Judge ruled that SCC directly infringed one of Lexmark’s patents-in-suit. On June 22, 2007, the jury returned a verdict that SCC did not induce infringement of Lexmark’s patents-in-suit.

SCC also has filed motions with the District Court seeking attorneys’ fees, cost as well as damages for the period that a preliminary injunction was in place that prevented SCC from selling certain microchips for some models of the Company’s toner cartridges. SCC’s motions for attorneys’ fees and costs remain pending with the District Court.

Appeal briefs for the 02 and 04 actions were filed with the U.S. Court of Appeals for the Sixth Circuit by SCC and the Company. In a decision dated August 29, 2012, the Sixth Circuit upheld the jury’s decision that SCC did not induce patent infringement and the District Court’s dismissal of SCC’s federal antitrust claims. The procedural dismissal of Static Control’s Lanham Act claim and state law unfair competition claims by the District Court were reversed and remanded to the District Court.

The Company has not established an accrual for the SCC litigation, because it has not determined that a loss with respect to such litigation is probable. Although there is a reasonable possibility of a potential loss with respect to the SCC litigation, with SCC’s claims being dismissed in the early stages of the litigation, the Company does not believe a reasonable estimate of the range of possible loss is currently possible in view of the uncertainty regarding the amount of damages, if any, that could be awarded in this matter.

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

Copyright fees

Certain countries (primarily in Europe) and/or collecting societies representing copyright owners’ interests have taken action to impose fees on devices (such as scanners, printers and multifunction devices) alleging the copyright owners are entitled to compensation because these devices enable reproducing copyrighted content. Other countries are also considering imposing fees on certain devices. The amount of fees, if imposed, would depend on the number of products sold and the amounts of the fee on each product, which will vary by product and by country. The Company has accrued amounts that it believes are adequate to address the risks related to the copyright fee issues currently pending. The financial impact on the Company, which will depend in large part upon the outcome of local legislative processes, the Company’s and other industry participants’ outcome in contesting the fees and the Company’s ability to mitigate that impact by increasing prices, which ability will depend upon competitive market conditions, remains uncertain. As of December 31, 2012, the Company has accrued approximately $64.4 million for pending copyright fee charges, including litigation proceedings, local legislative initiatives and/or negotiations with the parties involved. The $1.1 million increase in the liability compared to December 31, 2011 was due to foreign currency translation. Although it is reasonably possible that amounts may exceed the amount accrued by the Company, such amount, or range of possible loss, given the complexities of the legal issues in these matters, cannot be reasonably estimated by the Company at this time.

As of December 31, 2012, approximately $52.6 million of the $64.4 million accrued for the pending copyright fee issues was related to single function printer devices sold in Germany prior to December 31, 2007. For the period after 2007, the German copyright levy laws were revised and the Company has been making payments under this revised copyright levy scheme related to single function printers sold in Germany.

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

In December, 2009, VG Wort instituted non-binding arbitration proceedings against the Company before the arbitration board of the Patent and Trademark Office in Munich relating to whether, and to what extent, copyright levies should be imposed on single function printers sold by the Company in Germany from 2001 to 2007. In its submissions to the Patent and Trademark Office in Munich the Company asserted that all claims for levies on single function printers sold by the Company in Germany should be dismissed. On February 22, 2011 the arbitration board issued a partial decision finding that the claims of VG Wort for the years 2001 through 2005 are time barred by the statute of limitations. On October 27, 2011, the arbitration board further found that the copyright levy claims for single function printers for the years 2006 and 2007 should be dismissed pursuant to the October 2002 agreement between the Company and VG Wort finding the parties agreed to be bound by the judgment of the German Federal Supreme Court of December 6, 2007 which dismissed VG Wort’s copyright levy claims for single function printers. VG Wort has filed objections against these non-binding decisions and, on April 25, 2012, filed legal action against the Company in the Munich (Civil)

Court of Appeals seeking to collect copyright levies for single function printers sold by the Company in Germany from 2001 to 2007. In contesting VG Wort’s filing, the Company is seeking the Munich (Civil) Court of Appeals’ determination that the Company does not owe copyright levies for single function printers sold by the Company in Germany for the contested period.

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

ISS offers a broad portfolio of monochrome and color laser printers and laser multifunction products as well as a wide range of supplies and services covering its printing products and technology solutions. In August 2012, the Company announced it will exit the development and manufacturing of inkjet technology. The Company will continue to provide service, support and aftermarket supplies for its inkjet installed base.

Perceptive Software offers a complete suite of ECM, BPM, DOM, intelligent data capture and search software as well as associated industry specific solutions. On February 29, March 13, and March 16, 2012, the Company acquired Brainware, Nolij and ISYS, respectively, which all joined the Company’s Perceptive Software segment. These acquisitions further strengthen the Company’s products, content/business process management solutions and managed print services. On December 28, 2012, the Company expanded its presence within the healthcare sector with the acquisition of Acuo Technologies which also joins the Perceptive Software segment. The Company acquired Perceptive Software on June 7, 2010, and Pallas Athena on October 18, 2011. The 2010, 2011 and 2012 financial results for Perceptive Software include only the activity occurring after the date of each acquisition. As the Company acquired Acuo on December 28, 2012, the post-acquisition financial results of Acuo were immaterial to the Company’s Consolidated Statement of Earnings.

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

The following table includes information about the Company’s reportable segments:

	2012	2011	2010
Revenue:
ISS	$3,641.6	$4,078.2	$4,162.4
Perceptive Software	156.0	94.8	37.3
Total revenue	$3,797.6	$4,173.0	$4,199.7
Operating income (loss):
ISS	$584.0	$764.5	$744.6
Perceptive Software	(72.2)	(29.6)	(16.1)
All other	(324.7)	(292.0)	(281.6)
Total operating income (loss)	$187.1	$442.9	$446.9

Operating income (loss) noted above for the year ended December 31, 2012 includes restructuring and related charges of $85.5 million in ISS, $19.1 million in All other and $0.7 million in Perceptive Software. ISS operating income (loss) in 2012 versus 2011 was primarily influenced by negative currency movements and an increase in restructuring-related charges. Operating income (loss) related to Perceptive Software for the year ended December 31, 2012 includes $40.9 million of amortization expense related to intangible assets acquired by the Company in 2012, 2011 and 2010. Operating income (loss) in 2012 versus 2011 for the Perceptive Software segment was driven by YTY increases in marketing and development expenditures and amortization expense related to intangible assets.

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

During 2012, no one customer accounted for more than 10% of the Company’s total revenues. In 2011 and 2010, one customer, Dell, accounted for $414.7 million or approximately 10% and $461.3 million or approximately 11% of the Company’s total revenue, respectively. Sales to Dell are included primarily in ISS.

The following is revenue by geographic area for the year ended December 31:

	2012	2011	2010
Revenue:
United States	$1,695.5	$1,755.4	$1,790.9
EMEA (Europe, the Middle East & Africa)	1,320.3	1,531.6	1,510.2
Other International	781.8	886.0	898.6
Total revenue	$3,797.6	$4,173.0	$4,199.7

Sales are attributed to geographic areas based on the location of customers. Other International revenue includes exports from the U.S. and Europe.

The following is long-lived asset information by geographic area as of December 31:

	2012	2011	2010
Long-lived assets:
United States	$445.3	$460.3	$462.5
EMEA (Europe, the Middle East & Africa)	117.4	125.1	107.6
Other International	282.6	303.4	334.7
Total long-lived assets	$845.3	$888.8	$904.8

Long-lived assets above include net property, plant and equipment and exclude goodwill and net intangible assets. At December 31, 2012, approximately $125.9 million of the Company’s net property, plant and equipment were located in the Philippines, down from $150.7 million and $158.0 million at December 31, 2011 and 2010, respectively.

The following is revenue by product category for the year ended December 31:

	2012	2011	2010
Revenue:
Laser and Inkjet printers (1)	$826.5	$990.4	$1,061.6
Laser and Inkjet supplies (2)	2,640.1	2,910.6	2,914.3
Software and Other (3)	331.0	272.0	223.8
Total revenue	$3,797.6	$4,173.0	$4,199.7

(1)	Includes laser, inkjet, and dot matrix hardware and the associated features sold on a unit basis or through a managed service agreement
(2)	Includes laser, inkjet, and dot matrix supplies and associated supplies services sold on a unit basis or through a managed service agreement
(3)	Includes parts and service related to hardware maintenance and includes software licenses and the associated software maintenance services sold on a unit basis or as a subscription service

Revenue by product category for prior years has been adjusted to reflect changes in the methods used to identify product categories during 2012. Laser and Inkjet printers has been updated to include scanners and printers sold in conjunction with software solutions previously included in Software and Other. Software and Other has been updated to include parts revenue that was previously included in either Laser and Inkjet printers or Laser and Inkjet supplies.

21. SUBSEQUENT EVENTS

On February 21, 2013, the Company’s Board of Directors approved a quarterly dividend of $0.30 per share of Class A Common Stock. The dividend is payable March 15, 2013 to stockholders of record on March 4, 2013.

Subsequent to the date of the financial statements, the Company entered into and settled an ASR Agreement with a financial institution counterparty, resulting in a total of approximately 0.9 million shares repurchased at a cost of $21 million. Upon delivery of these shares, the number of shares held in treasury increased from approximately 31.1 million shares to approximately 32.0 million shares. The payment of $21 million by the Company to the financial institution counterparty for the repurchase of shares was funded from available U.S. cash equivalents and current marketable securities.

Refer to Note 14, Income Taxes, of the Notes to Consolidated Financial Statements for a discussion of The American Taxpayer Relief Act of 2012 signed into law in January 2013.

22. QUARTERLY FINANCIAL DATA (UNAUDITED)

(In Millions, Except Per Share Amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012:
Revenue	$992.5	$918.6	$919.2	$967.4
Gross profit (1)	381.4	360.7	328.4	329.5
Operating income (1)	89.4	60.2	12.3	25.2
Net earnings (1)	60.8	39.2	0.0	6.3
Basic EPS* (1)	$0.85	$0.55	$0.00	$0.10
Diluted EPS* (1)	0.84	0.55	0.00	0.10
Dividend declared per share	0.25	0.30	0.30	0.30
Stock prices:
High	$37.91	$33.24	$27.75	$25.61
Low	33.07	24.86	16.77	20.73
2011:
Revenue	$1,034.4	$1,044.2	$1,034.9	$1,059.6
Gross profit (2)	389.4	413.5	381.7	396.1
Operating income (2)	113.2	137.9	99.0	92.8
Net earnings (2)	83.3	101.3	67.0	69.3
Basic EPS* (2)	$1.06	$1.28	$0.87	$0.95
Diluted EPS* (2)	1.04	1.27	0.86	0.94
Dividends declared per share	—	—	—	0.25
Stock prices:
High	$40.35	$38.29	$34.45	$34.33
Low	$34.29	$26.81	$27.03	$26.48

The Company acquired Brainware in February of 2012, ISYS and Nolij in March of 2012 and Acuo Technologies in December of 2012. The consolidated financial results include those of Brainware, ISYS, Nolij and Acuo occurring subsequent to the acquisitions. Refer to Note 20 for financial information regarding the Perceptive Software segment, which includes the activities of all acquired businesses.

The sum of the quarterly data may not equal annual amounts due to rounding.

*	The sum of the quarterly earnings per share amounts does not necessarily equal the annual earnings per share due to changes in average share calculations. This is in accordance with prescribed reporting requirements.

(1)	Net earnings for the first quarter of 2012 included $10.0 million of pre-tax restructuring-related charges and project costs in connection with the Company’s restructuring plans and $9.3 million of pre-tax charges in connection with intangible amortization and integration costs associated with the Company’s acquisitions.

Net earnings for the second quarter of 2012 included $9.6 million of pre-tax restructuring-related charges and project costs in connection with the Company’s restructuring plans and $20.6 million of pre-tax charges in connection with intangible amortization and integration costs associated with the Company’s acquisitions.

Net earnings for the third quarter of 2012 included $69.1 million of pre-tax restructuring-related charges and project costs in connection with the Company’s restructuring plans and $15.3 million of pre-tax charges in connection with intangible amortization and integration costs associated with the Company’s acquisitions.

Net earnings for the fourth quarter of 2012 included $33.1 million of pre-tax restructuring-related charges and project costs in connection with the Company’s restructuring plans and $15.2 million of pre-tax charges in connection with intangible amortization and integration costs associated with the Company’s acquisitions.

(2)	Net earnings for the first quarter of 2011 included $2.1 million of pre-tax restructuring-related charges and project costs in connection with the Company’s restructuring plans and $5.6 million of pre-tax charges in connection with intangible amortization and integration costs associated with the Company’s acquisitions.

Net earnings for the second quarter of 2011 included $5.1 million of pre-tax restructuring-related charges and project costs in connection with the Company’s restructuring plans and $4.2 million of pre-tax charges in connection with intangible amortization and integration costs associated with the Company’s acquisitions.

Net earnings for the third quarter of 2011 included $2.8 million of pre-tax restructuring-related charges and project costs in connection with the Company’s restructuring plans and $5.7 million of pre-tax charges in connection with intangible amortization and integration costs associated with the Company’s acquisitions.

Net earnings for the fourth quarter of 2011 included $19.9 million of pre-tax restructuring-related charges and project costs in connection with the Company’s restructuring plans and $9.0 million of pre-tax charges in connection with intangible amortization and integration costs associated with the Company’s acquisitions.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lexmark International, Inc.:

In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of earnings, of comprehensive earnings, of cash flows and of stockholders’ equity present fairly, in all material respects, the financial position of Lexmark International, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the Index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control Over Financial Reporting” appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 26, 2013

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2012. Based upon that evaluation, the Company’s Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and were effective as of December 31, 2012 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 147.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Except with respect to information regarding the executive officers of the Registrant and the Company’s code of ethics, the information required by Part III, Item 10 of this Form 10-K is incorporated by reference herein, and made part of this Form 10-K, from the Company’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year. The required information is included in the definitive Proxy Statement under the headings “Election of Directors” and “Report of the Finance and Audit Committee.” The information with respect to the executive officers of the Registrant is included under the heading “Executive Officers of the Registrant” in Item 1 above. The Company has adopted a code of business conduct and ethics for directors, officers (including the Company’s principal executive officer and principal financial and accounting officer) and employees, known as the Code of Business Conduct. The Code of Business Conduct, as well as the Company’s Corporate Governance Principles and the charters of each of the committees of the Board of Directors, is available on the Corporate Governance section of the Company’s Investor Relations website at http://investor.lexmark.com. The Company also intends to disclose on the Corporate Governance section of its Investor Relations website any amendments to the Code of Business Conduct and any waivers from the provisions of the Code of Business Conduct that apply to the principal executive officer and principal financial and accounting officer, and that relate to any elements of the code of ethics enumerated by the applicable regulation of the Securities and Exchange Commission (Item 406(b) of Regulation S-K). Anyone may request a free copy of the Corporate Governance Principles, the charters of each of the committees of the Board of Directors or the Code of Business Conduct from:

Lexmark International, Inc.

Attention: Investor Relations

One Lexmark Centre Drive

740 West New Circle Road

Lexington, Kentucky 40550

(859) 232-5568

The New York Stock Exchange (“NYSE”) requires that the Chief Executive Officer of each listed Company certify annually to the NYSE that he or she is not aware of any violation by the Company of NYSE corporate governance listing standards as of the date of such certification. The Company submitted the certification of its Chairman and Chief Executive Officer, Paul A. Rooke, for 2012 with its Annual Written Affirmation to the NYSE on May 3, 2012.

The Securities and Exchange Commission requires that the principal executive officer and principal financial officer of the Company make certain certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and file the certifications as exhibits with each Annual Report on Form 10-K. In connection with this Annual Report on Form 10-K filed with respect to the year ended December 31, 2012, these certifications were made by Paul A. Rooke, Chairman and Chief Executive Officer, and John W. Gamble, Jr., Executive Vice President and Chief Financial Officer, of the Company and are included as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

Item 11.	EXECUTIVE COMPENSATION

Information required by Part III, Item 11 of this Form 10-K is incorporated by reference from the Company’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K. The required information is included in the definitive Proxy Statement under the headings “Compensation Discussion & Analysis,” “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Part III, Item 12 of this Form 10-K is incorporated by reference from the Company’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K. The required information is included in the definitive Proxy Statement under the headings “Security Ownership by Management and Principal Stockholders” and “Equity Compensation Plan Information.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Part III, Item 13 of this Form 10-K is incorporated by reference from the Company’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K. The required information is included in the definitive Proxy Statement under the headings “Composition of Board and Committees,” “Related Person Transactions,” “Executive Compensation” and “Director Compensation.”

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Part III, Item 14 of this Form 10-K is incorporated by reference from the Company’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K. The required information is included in the definitive Proxy Statement under the heading “Ratification of the Appointment of Independent Auditors.”

Part IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) Financial Statements:

Financial statements filed as part of this Form 10-K are included under Part II, Item 8.

(2) Financial Statement Schedule:

Pages In Form 10-K
Report of Independent Registered Public Accounting Firm included in Part II, Item 8	147
For the years ended December 31, 2010, 2011 and 2012:
Schedule II — Valuation and Qualifying Accounts	153

All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related Notes.

(3) Exhibits

Exhibits for the Company are listed in the Index to Exhibits beginning on page E-1.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2010, 2011 and 2012

(In Millions)

(A)	(B)	(C)		(D)	(E)
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
2010:
Provision for bad debt	$14.8	$2.6	$—	$(3.4)	$14.0
Deferred tax asset valuation allowances	0.2	(0.2)	2.2	—	2.2
2011:
Provision for bad debt	$14.0	$(3.0)	$—	$(1.7)	$9.3
Deferred tax asset valuation allowances	2.2	2.6	—	—	4.8
2012:
Provision for bad debt	$9.3	$(0.5)	$—	$(1.4)	$7.4
Deferred tax asset valuation allowances	4.8	—	—	—	4.8

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Lexington, Commonwealth of Kentucky, on February 26, 2013.

LEXMARK INTERNATIONAL, INC.

By	/s/ Paul A. Rooke
Name: Paul A. Rooke
Title: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul A. Rooke Paul A. Rooke	Chairman and Chief Executive Officer (Principal Executive Officer)	February 26, 2013

/s/ John W. Gamble, Jr. John W. Gamble, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2013

* Jared L. Cohon	Director	February 26, 2013

* J. Edward Coleman	Director	February 26, 2013

* W. Roy Dunbar	Director	February 26, 2013

* William R. Fields	Director	February 26, 2013

* Ralph E. Gomory	Director	February 26, 2013

* Stephen R. Hardis	Director	February 26, 2013

* Sandra L. Helton	Director	February 26, 2013

* Robert Holland, Jr.	Director	February 26, 2013

* Michael J. Maples	Director	February 26, 2013

Signature	Title	Date

* Jean-Paul L. Montupet	Director	February 26, 2013

* Kathi P. Seifert	Director	February 26, 2013

/s/ *John W. Gamble, Jr., Attorney-in-Fact *John W. Gamble, Jr., Attorney-in-Fact

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
2	Agreement and Plan of Merger, dated as of February 29, 2000, by and between Lexmark International, Inc. (the “Company”) and Lexmark International Group, Inc.	10-Q	3/31/00	2	5/10/00

3.1	Restated Certificate of Incorporation of the Company.	10-Q	6/30/00	3(i)	8/10/00

3.2	Company By-Laws, as Amended and Restated July 28, 2011	8-K		3.1	8/2/11

4.1	Form of Indenture, dated as of May 22, 2008, between the Company and The Bank of New York Trust Company, N.A., as Trustee.	8-K		4.1	5/22/08

4.2	Form of First Supplemental Indenture, dated as of May 22, 2008, between the Company and The Bank of New York Trust Company, N.A., as Trustee.	8-K		4.2	5/22/08

4.3	Form of Global Note of the Company’s 5.900% Senior Notes due 2013.	8-K		4.2	5/22/08

4.4	Form of Global Note of the Company’s 6.650% Senior Notes due 2018.	8-K		4.2	5/22/08

4.5	Specimen of Class A Common Stock Certificate.	10-K	12/31/10	3.1	2/28/11

10.1	Agreement, dated as of May 31, 1990, between the Company and Canon Inc., and Amendment thereto.*	S-1/A		10.4	11/13/95

10.2	Agreement, dated as of March 26, 1991, between the Company and Hewlett-Packard Company.*	S-1/A		10.5	11/13/95

10.3	Patent Cross-License Agreement, effective October 1, 1996, between the Company and Hewlett-Packard Company.*	10-Q/A	9/30/96	10	11/6/96

10.4	Amended and Restated Lease Agreement, dated as of January 1, 1991, between the Company and IBM, and First Amendment, dated as of March 1, 1991, thereto.	S-1		10.6	9/22/95

10.5	Third Amendment to Lease Agreement, dated as of December 28, 2000, between the Company and IBM.	10-K	12/31/01	10.5	3/19/02

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
10.6	Credit Agreement, dated as of January 18, 2012, by and among the Company, as Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, and SunTrust Bank and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Co-Documentation Agents.	8-K		10.1	1/23/12

10.7	Amended and Restated Receivables Purchase Agreement, dated as of October 8, 2004, by and among Lexmark Receivables Corporation (“LRC”), as Seller; CIESCO, LLC (“CIESCO”) and Gotham Funding Corporation (“Gotham”), as the Investors; Citibank, N.A. (“Citibank”) and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch (“BTM”), as the Banks; Citicorp North America, Inc. (“CNAI”) and BTM, as the Investor Agents; CNAI, as Program Agent for the Investors and Banks; and the Company, as Collection Agent and Originator.	8-K		10.1	10/13/04

10.8	Amendment No. 1 to Receivables Purchase Agreement, dated as of October 7, 2005, by and among LRC, as Seller; CIESCO and Gotham, as the Investors; Citibank and BTM, as the Banks; CNAI, as Program Agent; CNAI and BTM, as the Investor Agents; and the Company, as Collection Agent and Originator.	10-Q	9/30/05	10.1	11/1/05

10.9	Amendment No. 2 to Receivables Purchase Agreement, dated as of October 6, 2006, by and among LRC, as Seller; CIESCO and Gotham, as the Investors; Citibank and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (“BTMUFJ”), as the Banks; CNAI, as Program Agent; CNAI and BTMUFJ, as Investor Agents; and the Company, as Collection Agent and Originator.	10-Q	9/30/06	10.1	11/7/06

10.10	Amendment No. 3 to Receivables Purchase Agreement, dated as of March 30, 2007, by and among LRC, as Seller; CIESCO and Gotham, as the Investors; Citibank and BTMUFJ, as the Banks; CNAI, as Program Agent; CNAI and BTMUFJ, as Investor Agents, and the Company, as Collection Agent and Originator.	10-Q	3/31/07	10.2	5/8/07

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith

10.11	Amendment No. 4 to Receivables Purchase Agreement, dated as of October 5, 2007, by and among LRC, as Seller; CIESCO and Gotham, as the Investors; Citibank and BTMUFJ, as the Banks; CNAI, as Program Agent; CNAI and BTMUFJ, as Investor Agents; and the Company, as Collection Agent and Originator.	10-Q	9/30/07	10.1	11/6/07

10.12	Amendment No. 5 to Receivables Purchase Agreement, dated as of October 3, 2008, by and among LRC, as Seller; Gotham, as an Investor; BTMUFJ, as Program Agent, an Investor Agent and a Bank, and the Company, as Collection Agent and Originator.	10-Q	9/30/08	10.2	11/4/08

10.13	Amendment No. 6 to Receivables Purchase Agreement, dated as of October 2, 2009, by and among LRC, as Seller; Gotham, as an Investor; BTMUFJ, as Program Agent, an Investor Agent and a Bank; and the Company, as Collection Agent and Originator.	8-K		10.1	10/2/09

10.14	Amendment No. 7 to Receivables Purchase Agreement, dated as of October 1, 2010, by and among LRC, as Seller; Gotham, as an Investor; Fifth Third Bank, as an Investor Agent and a Bank; BTMUFJ, as Program Agent, an Investor Agent and a Bank; and the Company, as Collection Agent and Originator.	10-Q	9/30/10	10.1	11/3/10

10.15	Amendment No. 9 to Receivables Purchase Agreement, dated as of September 30, 2011, by and among LRC, as Seller; Gotham, as an Investor; Fifth Third Bank, as an Investor Agent and a Bank; BTMUFJ, as Program Agent, an Investor Agent and a Bank; and the Company, as Collection Agent and Originator.	8-K		10.1	10/6/11

10.16	Amendment No. 10 to Receivables Purchase Agreement, dated as of September 28, 2012, by and among LRC, as Seller; Gotham, as an Investor; Fifth Third Bank, as an Investor Agent and a Bank; BTMUFJ, as Program Agent, an Investor Agent and a Bank; and the Company, as Collection Agent and Originator.	8-K		10.1	10/2/12

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
10.17	Purchase and Contribution Agreement, dated as of October 22, 2001, by and between the Company, as Seller, and LRC, as Purchaser.	10-Q	9/30/01	10.2	11/13/01

10.18	Amendment to Purchase and Contribution Agreement, dated as of October 17, 2002, by and between the Company, as Seller, and LRC, as Purchaser.	10-Q	9/30/02	10.2	11/14/02

10.19	Amendment No. 2 to Purchase and Contribution Agreement, dated as of October 20, 2003, by and between the Company, as Seller, and LRC, as Purchaser.	10-Q	9/30/03	10.2	11/10/03

10.20	Amendment No. 3 to Purchase and Contribution Agreement, dated as of October 8, 2004, by and between the Company, as Seller, and LRC, as Purchaser.	8-K		10.2	10/13/04

10.21	Amendment No. 4 to Purchase and Contribution Agreement, dated as of October 7, 2005, by and between the Company, as Seller, and LRC, as Purchaser.	10-Q	9/30/05	10.2	11/1/05

10.22	Amendment No. 5 to Purchase and Contribution Agreement, dated as of October 5, 2007, by and between the Company, as Seller, and LRC, as Purchaser.	10-Q	9/30/07	10.2	11/6/07

10.23	Amendment No. 6 to Purchase and Contribution Agreement, dated as of October 3, 2008, by and between the Company, as Seller, and LRC, as Purchaser.	10-Q	9/30/08	10.3	11/4/08

10.24	Amendment No. 7 to Purchase and Contribution Agreement, dated as of October 2, 2009, by and between the Company, as Seller, and LRC, as Purchaser.	8-K		10.2	10/2/09

10.25	Amendment No. 9 to Purchase and Contribution Agreement, dated as of September 30, 2011, by and between the Company, as Seller, and LRC, as Purchaser.	8-K		10.2	10/6/11

10.26	Amendment No. 10 to Purchase and Contribution Agreement, dated as of September 28, 2012, by and between the Company, as Seller, and LRC, as Purchaser.	8-K		10.2	10/2/12

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith

10.27	Company Stock Incentive Plan, as Amended and Restated, effective April 23, 2009.+	DEF14A		A	3/6/09

10.28	Form of Non-Qualified Stock Option Agreement pursuant to the Company’s Stock Incentive Plan.+	10-Q	9/30/10	10.2	11/3/10

10.29	Form of Performance-Based Non-Qualified Stock Option Agreement pursuant to the Company’s Stock Incentive Plan.+	10-Q	6/30/09	10.1	8/3/09

10.30	Form of Restricted Stock Unit Award Agreement pursuant to the Company’s Stock Incentive Plan.+	10-K	12/31/08	10.24	2/27/09

10.31	Form of Performance-Based Restricted Stock Unit Award Agreement pursuant to the Company’s Stock Incentive Plan for the 2010 Performance Period.+	8-K		10.1	2/26/10

10.32	Form of Performance-Based Restricted Stock Unit Award Agreement (multi-year performance period) pursuant to the Company’s Stock Incentive Plan.+	8-K		10.1	2/28/12

10.33	Form of Long-Term Incentive Plan Award Agreement pursuant to the Company’s Stock Incentive Plan.+	8-K		10.2	2/28/12

10.34	Company Nonemployee Director Stock Plan, as Amended and Restated, effective April 30, 1998.+	10-Q	6/30/98	10.1	8/11/98

10.35	Amendment No. 1 to the Company’s Nonemployee Director Stock Plan, dated as of February 11, 1999.+	10-Q	3/31/99	10.2	5/12/99

10.36	Amendment No. 2 to the Company’s Nonemployee Director Stock Plan, dated as of April 29, 1999.+	10-Q	6/30/99	10.3	8/10/99

10.37	Amendment No. 3 to the Company’s Nonemployee Director Stock Plan, dated as of July 24, 2003.+	10-Q	6/30/03	10.1	8/13/03

10.38	Amendment No. 4 to the Company’s Nonemployee Director Stock Plan, dated as of April 22, 2004.+	10-Q	6/30/04	10.1	8/6/04

10.39	Amendment No. 5 to the Company’s Nonemployee Director Stock Plan, dated as of December 19, 2008.+	10-K	12/31/08	10.31	2/27/09

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith

10.40	Form of Stock Option Agreement pursuant to the Company’s Nonemployee Director Stock Plan.+	10-Q	6/30/98	10.2	8/11/98

10.41	Company 2005 Nonemployee Director Stock Plan, as Amended and Restated, effective January 1, 2009.+	10-K	12/31/08	10.33	2/27/09

10.42	Form of Non-Qualified Stock Option Agreement pursuant to the Company’s 2005 Nonemployee Director Stock Plan.+	10-Q	9/30/06	10.3	11/7/06

10.43	Form of Initial Restricted Stock Unit Award Agreement pursuant to the Company’s 2005 Nonemployee Director Stock Plan.+	10-Q	9/30/06	10.4	11/7/06

10.44	Form of Annual Restricted Stock Unit Award Agreement pursuant to the Company’s 2005 Nonemployee Director Stock Plan.+	10-K	12/31/09	10.37	2/26/10

10.45	Company Senior Executive Incentive Compensation Plan, as Amended and Restated, effective January 1, 2009.+	10-K	12/31/08	10.39	2/27/09

10.46	Form of Employment Agreement entered into as of November 1, 2012, by and between the Company and each of Paul A. Rooke, John W. Gamble, Jr., Martin S. Canning, Ronaldo M. Foresti and Robert J. Patton.+	10-Q	9/30/12	10.2	11/7/12

10.47	Form of Perceptive Software Executive Employment Agreement entered into as of June 7, 2010, by and between Perceptive Software and Scott T.R. Coons.+					X

10.48	Form of Perceptive Software Change of Control Agreement entered into as of June 7, 2010 by and between Perceptive Software and Scott T.R. Coons.+					X

10.49	Form of Change in Control Agreement entered into as of November 1, 2012, by and between the Company and each of Paul A. Rooke, John W. Gamble, Jr. and Martin S. Canning.+	10-Q	9/30/12	10.3	11/7/12

10.50	Form of Change in Control Agreement entered into as of November 1, 2012, by and between the Company and each of Ronaldo M. Foresti and Robert J. Patton.+	10-Q	9/30/12	10.4	11/7/12

10.51	Form of Indemnification Agreement for Executive Officers.+	10-Q	9/30/98	10.2	11/12/98

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith

10.52	Form of Indemnification Agreement for Directors.+	8-K		10.1	7/22/10

10.53	Description of Compensation Payable to Nonemployee Directors.+	10-K	12/31/11	10.48	2/28/12

10.54	Securities Purchase Agreement among Lexmark International Technology, S.A., Lexmark International (Asia) S.A.R.L. and the Shareholders of BDGB Enterprise Software (LUX), S.C.A. and BDGB Enterprise Software GP S.A.R.L., dated as of February 29, 2012.	10-Q	3/31/12	10.1	5/9/12

10.55	Accelerated Share Repurchase Agreement, dated as of August 28, 2012, by and between the Company and Citibank, N.A.*	10-Q	9/30/12	10.1	11/7/12

12.1	Computation of Ratio of Earnings to Fixed Charges.					X

21	Subsidiaries of the Company.					X

23	Consent of PricewaterhouseCoopers LLP.					X

24	Power of Attorney.					X

31.1	Certification of Chairman and Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statement of Earnings for the years ended December 31, 2012, 2011 and 2010, (ii) the Consolidated Statement of Financial Position at December 31, 2012 and December 31, 2011, (iii) the Consolidated Statement of Cash Flows for the years ended December 31, 2012, 2011 and 2010, (iv) the Consolidated Statement of Stockholders’ Equity and Comprehensive Earnings for the years ended December 31, 2012, 2011 and 2010, and (v) the Notes to the Consolidated Financial Statements.§					X

*	Confidential treatment previously granted by the Securities and Exchange Commission.

+	Indicates management contract or compensatory plan, contract or arrangement.

§	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.