Form 10-Q
period 2013-03-31
LEXMARK INTERNATIONAL INC /KY/
filed 2013-05-09
CIK 1001288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the Quarterly Period Ended March 31, 2013

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

The registrant had 63,013,922 shares outstanding (excluding shares held in treasury) of Class A Common Stock, par value $0.01 per share, as of the close of business on April 30, 2013.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

		Page of Form 10-Q
	PART I – FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS
	Consolidated Condensed Statements of Earnings
	Three Months Ended March 31, 2013 and 2012	2
	Consolidated Condensed Statements of Comprehensive Earnings
	Three Months Ended March 31, 2013 and 2012	3
	Consolidated Condensed Statements of Financial Position
	As of March 31, 2013 and December 31, 2012	4
	Consolidated Condensed Statements of Cash Flows
	Three Months Ended March 31, 2013 and 2012	5
	Notes to Consolidated Condensed Financial Statements	6
Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	35
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	50
Item 4.	CONTROLS AND PROCEDURES	51

	PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	53
Item 1A.	RISK FACTORS	53
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	53
Item 6.	EXHIBITS	53

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

PART I – FINANCIAL INFORMATION

Item 1.              FINANCIAL STATEMENTS

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31
	2013	2012

Revenue:
Product	$787.4	$914.9
Service	96.9	77.6
Total Revenue	884.3	992.5
Cost of revenue:
Product	465.3	537.0
Service	77.0	69.8
Restructuring-related costs	7.4	4.3
Total Cost of revenue	549.7	611.1
Gross profit	334.6	381.4

Research and development	81.6	96.7
Selling, general and administrative	203.0	190.6
Restructuring and related (reversals) charges	(4.0)	4.7
Operating expense	280.6	292.0
Operating income	54.0	89.4

Interest expense (income), net	9.5	7.1
Other expense (income), net	1.0	0.2
Loss on extinguishment of debt	3.3	-
Earnings before income taxes	40.2	82.1

Provision for income taxes	5.4	21.3
Net earnings	$34.8	$60.8

Net earnings per share:
Basic	$0.55	$0.85
Diluted	$0.54	$0.84
Shares used in per share calculation:
Basic	63.7	71.2
Diluted	64.7	72.3
Cash dividends declared per common share	$0.30	$0.25

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE EARNINGS
(In Millions)
(Unaudited)

	Three Months Ended March 31
	2013		2012
Net earnings		$34.8		$60.8
Other comprehensive (loss) earnings:
Foreign currency translation adjustment	$(7.9)		$23.0
Pension or other postretirement benefits	6.1		6.3
Net unrealized gain (loss) on OTTI* marketable securities	0.1		(0.1)
Net unrealized (loss) gain on marketable securities	(0.4)		1.7
Forward starting interest rate swap designated as a cash flow hedge	0.9		-
Total other comprehensive (loss) earnings		(1.2)		30.9
Comprehensive earnings		$33.6		$91.7

*Other-than-temporary impairment (“OTTI”)

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
(In Millions, Except Par Value)
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$149.7	$212.4
Marketable securities	730.3	693.4
Trade receivables, net of allowances of $18.5 in 2013 and $23.6 in 2012	493.5	523.6
Inventories	276.3	277.3
Prepaid expenses and other current assets	223.4	214.6
Total current assets	1,873.2	1,921.3

Property, plant and equipment, net	829.6	845.3
Marketable securities	6.5	6.3
Goodwill	391.0	378.7
Intangibles, net	235.1	231.4
Other assets	125.5	142.0
Total assets	$3,460.9	$3,525.0

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$-	$350.0
Accounts payable	471.2	512.6
Accrued liabilities	520.2	582.1
Total current liabilities	991.4	1,444.7

Long-term debt	699.6	299.6
Other liabilities	490.5	499.5
Total liabilities	2,181.5	2,243.8

Contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1.6 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value:
Class A, 900.0 shares authorized; 63.6 and 63.9 outstanding in 2013 and 2012, respectively	1.0	1.0
Class B, 10.0 shares authorized; no shares issued and outstanding	-	-
Capital in excess of par	905.9	900.6
Retained earnings	1,522.6	1,507.5
Treasury stock, net; at cost; 32.0 and 31.1 shares in 2013 and 2012, respectively	(865.4)	(844.4)
Accumulated other comprehensive loss	(284.7)	(283.5)
Total stockholders' equity	1,279.4	1,281.2
Total liabilities and stockholders' equity	$3,460.9	$3,525.0

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Three Months Ended March 31
	2013	2012
Cash flows from operating activities:
Net earnings	$34.8	$60.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	62.1	61.7
Deferred taxes	8.8	(0.9)
Stock-based compensation expense	6.5	4.9
Other	(2.3)	1.5
Change in assets and liabilities:
Trade receivables	31.4	(8.4)
Inventories	1.0	6.9
Accounts payable	(42.9)	(16.9)
Accrued liabilities	(45.1)	(47.1)
Other assets and liabilities	(16.4)	29.6
Net cash flows provided by operating activities	37.9	92.1

Cash flows from investing activities:
Purchases of property, plant and equipment	(43.0)	(48.2)
Purchases of marketable securities	(223.3)	(370.4)
Proceeds from sales of marketable securities	128.7	321.4
Proceeds from maturities of marketable securities	57.4	83.1
Purchase of businesses, net of cash acquired	(28.1)	(204.7)
Other	(0.1)	-
Net cash flows used for investing activities	(108.4)	(218.8)

Cash flows from financing activities:
Repayment of debt	(349.4)	-
Repayment of assumed debt	-	(4.3)
Proceeds from issuance of long-term debt, net of issuance costs of $3.2	396.8	-
Payment of cash dividend	(19.1)	(17.8)
Purchase of treasury stock	(21.0)	(30.0)
Proceeds from employee stock plans	-	5.8
Other	0.2	1.7
Net cash flows provided by (used for) financing activities	7.5	(44.6)
Effect of exchange rate changes on cash	0.3	1.4
Net change in cash and cash equivalents	(62.7)	(169.9)
Cash and cash equivalents - beginning of period	212.4	356.1
Cash and cash equivalents - end of period	$149.7	$186.2

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(In Millions, Except Per Share Amounts)
(Unaudited)

1.           BASIS OF PRESENTATION

The accompanying interim Consolidated Condensed Financial Statements are unaudited; however, in the opinion of management of Lexmark International, Inc. (together with its subsidiaries, the “Company” or “Lexmark”), all adjustments necessary for a fair statement of the interim financial results have been included. All adjustments included were of a normal recurring nature. The results for the interim periods are not necessarily indicative of results to be expected for the entire year. The Consolidated Condensed Statements of Financial Position data as of December 31, 2012 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). The Company filed with the Securities and Exchange Commission audited consolidated financial statements for the year ended December 31, 2012, on Form 10-K, which included all information and notes necessary for such presentation. Accordingly, these financial statements and notes should be read in conjunction with the Company’s audited annual consolidated financial statements for the year ended December 31, 2012.

During the first quarter of 2013, service revenue exceeded ten percent of total revenue and is separately stated, along with the associated cost of revenue, on the Consolidated Condensed Statements of Earnings. Service revenue includes extended warranties and professional services performed under managed print service (“MPS”) arrangements, as well as software subscriptions, maintenance and support, and other software-related services. Product revenue includes all hardware, parts, supplies and license revenue. Restructuring-related costs include accelerated depreciation charges and excess component and other inventory-related charges. In addition, the amortization of developed technology is included as cost of product revenue. Prior year amounts have been reclassified to conform to current presentation.

Refer to Note 3 of the Notes to the Consolidated Condensed Financial Statements for information regarding the first quarter 2013 measurement period adjustment applied retrospectively to the Consolidated Condensed Statements of Financial Position related to the acquisition of Acuo Technologies, LLC (“Acuo”) in the fourth quarter of 2012.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	March 31, 2013				December 31, 2012
		Based on				Based on
		Quoted prices in	Other observable	Unobservable		Quoted prices in	Other observable	Unobservable
		active markets	inputs	inputs		active markets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)	Fair value	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Cash equivalents (1)
Money market funds	$12.7	$-	$12.7	$-	$102.3	$-	$102.3	$-
U.S. government and agency securities	16.9	10.9	6.0	-	6.0	-	6.0	-
Corporate debt securities	6.2	0.7	5.5	-	1.5	-	1.5	-

Available-for-sale marketable securities
Government & agency debt securities	322.9	231.9	91.0	-	334.8	244.2	90.6	-
Corporate debt securities	347.6	9.9	334.4	3.3	302.1	14.4	282.5	5.2
AB & MB securities	59.8	-	56.4	3.4	56.5	-	53.0	3.5
Total available-for-sale marketable securities - ST	730.3	241.8	481.8	6.7	693.4	258.6	426.1	8.7

Auction rate securities - municipal debt	3.3	-	-	3.3	3.3	-	-	3.3
Auction rate securities – preferred	3.2	-	-	3.2	3.0	-	-	3.0
Total available-for-sale marketable securities – LT	6.5	-	-	6.5	6.3	-	-	6.3

Foreign currency derivatives (2)	0.3	-	0.3	-	0.2	-	0.2	-

Total	$772.9	$253.4	$506.3	$13.2	$809.7	$258.6	$536.1	$15.0

Liabilities measured at fair value on a recurring basis:
Foreign currency derivatives (2)	$0.8	$-	$0.8	$-	$0.6	$-	$0.6	$-
Forward starting interest rate swap	-	-	-	-	1.4	-	1.4	-
Total	$0.8	$-	$0.8	$-	$2.0	$-	$2.0	$-

(1) Included in Cash and cash equivalents on the Consolidated Condensed Statements of Financial Position.
(2) Foreign currency derivative assets and foreign currency derivative liabilities are included in Prepaid expenses and other current assets and Accrued liabilities, respectively, on the Consolidated Condensed Statements of Financial Position. See Note 14 for disclosure of derivative assets and liabilities on a gross basis.

AB = Asset-backed
MB = Mortgage-backed

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

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the quarter ended March 31, 2013:

Available-for-sale marketable securities

Three Months Ended, March 31, 2013	Total Level 3	Corporate debt	AB and MB	ARS - muni debt	ARS - preferred
	securities	securities	securities	securities	securities
Balance, beginning of period	$15.0	$5.2	$3.5	$3.3	$3.0
Realized and unrealized gains/(losses) included in earnings (1)	-	-	-	-	-
Unrealized gains/(losses) included in OCI - OTTI securities	0.1	-	0.1	-	-
Unrealized gains/(losses) included in OCI - All other	0.2	-	-	-	0.2
Purchases	-	-	-	-	-
Sales	(0.6)	(0.6)	-	-	-
Maturities and paydowns	(0.2)	-	(0.2)	-	-
Transfers in (2)	-	-	-	-	-
Transfers out (2)	(1.3)	(1.3)	-	-	-
Balance, end of period	$13.2	$3.3	$3.4	$3.3	$3.2

OCI = Other comprehensive income
OTTI = Other than temporary impairment
AB = Asset-backed
MB = Mortgage-backed
ARS = Auction rate security
(1) Included in Other (income) expense, net on the Consolidated Condensed Statements of Earnings
(2) Transfers in and out of Level 3 were on a gross basis. Transfers into Level 3 resulted from the Company being unable to corroborate the prices of these securities with a sufficient level of observable market data to maintain Level 2 classification. Transfers out of Level 3 resulted from the Company being able to obtain information demonstrating that the prices were observable in the market during the quarter ended March 31, 2013.

Of the realized and unrealized losses included in earnings during the first quarter of 2013, none were related to Level 3 securities held by the Company at March 31, 2013.

For purposes of comparison, the following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the quarter ended March 31, 2012:

Available-for-sale marketable securities

Three Months Ended, March 31, 2012	Total Level 3	Agency debt	Corporate debt	AB and MB	ARS - muni debt	ARS - preferred
	securities	securities	securities	securities	securities	securities
Balance, beginning of period	$36.3	$1.5	$18.5	$4.8	$8.2	$3.3
Realized and unrealized gains/(losses) included in earnings (1)	-	-	-	-	-	-
Unrealized gains/(losses) included in OCI - OTTI securities	-	-	-	-	-	-
Unrealized gains/(losses) included in OCI - All other	0.5	-	0.1	0.2	0.1	0.1
Purchases	0.4	-	0.4	-	-	-
Sales and redemptions	(3.9)	-	(3.6)	(0.3)	-	-
Maturities	(0.4)	-	(0.4)	-	-	-
Transfers in (2)	-	-	-	-	-	-
Transfers out (2)	(7.5)	(1.5)	(5.7)	(0.3)	-	-
Balance, end of period	$25.4	$-	$9.3	$4.4	$8.3	$3.4

OCI = Other comprehensive income
OTTI = Other than temporary impairment
AB = Asset-backed
MB = Mortgage-backed
ARS = Auction rate security
(1) Included in Other (income) expense, net on the Consolidated Condensed Statements of Earnings
(2) Transfers in and out of Level 3 were on a gross basis. Transfers into Level 3 resulted from the Company being unable to corroborate the prices of these securities with a sufficient level of observable market data to maintain Level 2 classification. Transfers out of Level 3 resulted from the Company being able to obtain information demonstrating that the prices were observable in the market during the quarter ended March 31, 2012.

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

2013

The Company transferred from Level 2 to Level 1, on a gross basis, $0.9 million of corporate debt securities held at the end of the first quarter of 2013 that are measured at fair value on a recurring basis. The transfers of corporate debt securities from Level 2 to Level 1 were due to trading volumes sufficient to indicate an active market for the securities.

A discussion of transfers in and out of Level 3 for 2013 is presented above with the tables containing additional Level 3 information.

2012

The Company transferred, on a gross basis, $10.1 million from Level 1 to Level 2 due to lower levels of market activity for certain U.S. agency debt securities held at the end of the first quarter of 2012 that are measured at fair value on a recurring basis. The fair values of the Company’s U.S. agency debt securities are generally categorized as Level 1 but may be downgraded based on the Company’s assessment of market activity for individual securities. The Company also transferred from Level 2 to Level 1, on a gross basis, $8.4 million of corporate debt securities and $9.8 million of U.S. agency debt securities held at the end of the first quarter of 2012 that are measured at fair value on a recurring basis. The transfers of corporate debt securities from Level 2 to Level 1 were due to trading volumes sufficient to indicate an active market for the securities. The transfers of U.S. agency debt securities from Level 2 to Level 1 were due to the securities resuming higher levels of market activity during the three months ended March 31, 2012.

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

Marketable Securities - Valuation Process

The Company uses third-party pricing information to report the fair values of the securities in which Lexmark is invested, though the responsibility of valuation remains with the Company’s management. For most of the securities the Company corroborates the third-party pricing information with additional pricing data the Company obtains from other available sources. Each quarter the Company utilizes multiple sources of pricing as well as broker quotes, trading and other market data in its process of assessing the reasonableness of the third-party pricing information and testing default level assumptions. The Company assesses the quantity of pricing sources available, variability in the prices provided, trading activity and other relevant data to reasonably determine that the price provided is consistent with the accounting guidance for fair value measurements. Except for its investments in auction-rate securities, the fair values of the Company’s investments in marketable securities are based on third-party pricing information without adjustment. As permitted under the accounting guidance for fair value disclosures the Company has not provided quantitative information about the significant unobservable inputs used in the fair value measurements of these securities.

Beginning in the first quarter of 2013 the third-party pricing information used in the valuation of the Company’s marketable securities portfolio consisted of evaluated prices from identifiable sources, whereas in previous periods the third-party pricing information consisted of consensus prices. The Company does not believe that this change resulted in a material effect on the fair value of its marketable securities portfolio.

The fair values reported for securities classified as Level 3 in the fair value hierarchy are less likely to be transacted upon than the fair values reported for securities classified in other levels of the fair value hierarchy.

Government and agency debt securities

The Company’s government and agency debt securities are generally highly liquid investments having multiple sources of pricing with low variability among the data providers. The valuation process described above is used to corroborate the prices of these securities. Fair value measurements for U.S. government and agency debt securities are most often based on quoted market prices in active markets and are categorized as Level 1. Securities with lower levels of market activity, including certain U.S. agency debt securities and international government debt securities, are typically classified as Level 2.

Corporate debt securities

The corporate debt securities in which the Company is invested most often have multiple sources of pricing with relatively low dispersion. The valuation process described above is used to corroborate the prices of these securities. The fair values of these securities are generally classified as Level 2. Certain of these securities, however, are classified as Level 3 because the Company was unable to corroborate the prices of these securities with a sufficient level of observable market data due to a low number of observed trades or pricing sources. In addition, certain corporate debt securities are classified as Level 1 due to trading volumes sufficient to indicate an active market for the securities.

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

Asset-backed and mortgage-backed securities

Securities in this group include asset-backed securities, U.S. agency mortgage-backed securities, and other mortgage-backed securities. These securities generally have lower levels of trading activity than government and agency debt securities and corporate debt securities and, therefore, their fair values may be based on other inputs, such as spread data. The valuation process described above is used to corroborate the prices of these securities. Fair value measurements of these investments are most often categorized as Level 2; however, these securities are categorized as Level 3 when there is higher variability in the pricing data, a low number of pricing sources, or the Company is otherwise unable to gather supporting information to conclude that the price can be transacted upon in the market at the reporting date.

Money market funds

The money market funds in which the Company is invested are considered cash equivalents and are generally highly liquid investments. Money market funds are valued at the per share (unit) published as the basis for current transactions.

Auction Rate Securities

At March 31, 2013, the Company’s auction rate securities for which recent auctions were unsuccessful are made up of a municipal airport revenue bond valued at $3.3 million and auction rate preferred stock valued at $3.2 million. At December, 31, 2012, the Company’s auction rate securities for which recent auctions were unsuccessful were made up of a municipal airport revenue bond valued at $3.3 million, and auction rate preferred stock valued at $3.0 million.

At March 31, 2013, the Company’s auction rate securities for which recent auctions were unsuccessful were valued by a third party using a discounted cash flow model based on the characteristics of the individual securities, which the Company believes yields the best estimate of fair value. The first step in the valuation included a credit analysis of the security which considered various factors including the credit quality of the issuer (and insurer if applicable), the instrument’s position within the capital structure of the issuing authority, and the composition of the authority’s assets including the effect of insurance and/or government guarantees. Next, the future cash flows of the instruments were projected based on certain assumptions regarding the auction rate market significant to the valuation including (1) the auction rate market will remain illiquid and auctions will continue to fail causing the interest rate to be the maximum applicable rate and (2) the securities will not be redeemed prior to any scheduled redemption dates. These assumptions resulted in discounted cash flow analysis being performed through the legal maturity of July 2032 for the municipal airport revenue bond and the mandatory redemption date of December 2021 for the auction rate preferred stock. The projected cash flows were then discounted using the applicable yield curve plus a 250 basis point liquidity premium added to the applicable discount rate. Quantitative disclosures of key unobservable inputs for auction rate securities appear in the table below.

Security type	Range of discount rates (including basis point liquidity premium)		Range of estimated forward rates applied to contractual cash flows
	Minimum	Maximum	Minimum	Maximum
Auction rate securities – municipal debt	2.7%	8.5%	0.1%	5.1%
Auction rate securities – preferred	2.8%	5.2%	0.4%	2.9%

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

Derivatives

The Company employs a foreign currency and interest rate risk management strategy that periodically utilizes derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates and interest rates. Fair values for the Company’s derivative financial instruments are based on pricing models or formulas using current market data. Variables used in the calculations include forward points, spot rates and benchmark interest rates at the time of valuation, as well as the frequency of payments to and from counterparties and effective and termination dates. Because of the very short duration of the Company’s transactional hedges there is minimal risk of nonperformance. At March 31, 2013 and December 31, 2012, all of the Company's forward exchange contracts were designated as Level 2 measurements in the fair value hierarchy. Refer to Note 14 of the Notes to Consolidated Condensed Financial Statements for more information regarding the Company’s derivatives.

Senior Notes

In May 2008, the Company issued $350 million of five-year fixed rate senior unsecured notes (the “2013 senior notes”) and $300 million of ten-year fixed rate senior unsecured notes (the “2018 senior notes”). In the first quarter of 2013 the Company completed a public debt offering of $400 million of seven-year fixed rate senior unsecured notes (the “2020 senior notes”) and repaid the 2013 senior notes. Refer to Note 6 of the Notes to Consolidated Condensed Financial Statements for more information regarding the 2013 senior notes and 2020 senior notes.

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

	March 31, 2013			December 31, 2012
	Fair value	Carrying value	Unamortized discount	Fair value	Carrying value	Unamortized discount
2013 senior notes	$-	$-	$-	$356.7	$350.0	$-
2018 senior notes	333.4	299.6	0.4	328.1	299.6	0.4
2020 senior notes	408.0	400.0	-	-	-	-
Total	$741.4	$699.6	$0.4	$684.8	$649.6	$0.4

Other Financial Instruments

The fair values of cash and cash equivalents, trade receivables and accounts payable approximate their carrying values due to the relatively short-term nature of the instruments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis Subsequent to Initial Recognition

There were no material fair value adjustments to assets or liabilities measured at fair value on a nonrecurring basis subsequent to initial recognition during the first quarters of 2013 or 2012.

3.           BUSINESS COMBINATIONS AND DIVESTITURES

Business Combinations

On March 1, 2013 the Company acquired AccessVia, Inc. (“AccessVia”) and Twistage, Inc. (“Twistage”). AccessVia provides industry-leading signage solutions to create and produce retail shelf-edge materials, all from a single platform, which can be directed to a variety of output devices and published to digital signs or electronic shelf tags. AccessVia, when combined with Lexmark’s MPS and expertise in delivering print and document process solutions to the retail market, will enable customers to quickly design and produce in-store signage for better and more timely merchandising in a highly distributed store environment. Twistage offers an industry-leading, pure cloud software platform for managing video, audio and image content. When combined with Lexmark, Twistage will enable customers to capture, manage and access all of their content, including rich media content assets, within the context of their business processes and enterprise applications. Due to the timing of these acquisitions, the purchase accounting for the acquisitions of AccessVia and Twistage has not been finalized.

Of the total cash payment of $31.5 million, $29.0 million was paid to acquire all of the issued and outstanding shares of AccessVia and Twistage. Additionally, $2.3 million of the total cash payment was used to pay certain transaction costs and other obligations of the sellers and $0.2 million relates to assets acquired by the Company that were recognized separately from the acquisitions.

The following table summarizes the provisional values of assets acquired and liabilities assumed as of the acquisition date for AccessVia and Twistage. The intangible assets subject to amortization are being amortized on a straight-line basis over their estimated useful lives as of the acquisition date.

	Estimated Fair Value	Weighted-Average Useful Life (years)
Cash	$0.9
Trade receivables	1.3
Other current assets	0.1
Property, plant and equipment	1.0
Identifiable intangible assets:
Developed technology	7.7	5.0
Customer relationships	11.1	7.0
Trade names	0.1	1.0
Other long-term assets	0.1
Accounts payable	(1.5)
Deferred revenue	(2.6)
Other current liabilities	(2.1)
Deferred tax liability, net (*)	(2.4)
Total identifiable net assets	13.7
Goodwill	15.3
Total purchase price	$29.0

* Deferred tax liability, net primarily relates to purchased identifiable intangible assets and is shown net of deferred tax assets.

The $15.3 million of goodwill resulting from the acquisitions was assigned to the Company’s Perceptive Software segment and is not expected to be deductible for income tax purposes. The provisional total estimated fair value of intangible assets acquired was $18.9 million, with a weighted-average useful life of 6.2 years.

The purchases of AccessVia and Twistage are included in Purchase of businesses, net of cash acquired in the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2013 in the amount of $28.1 million. Total cash acquired in the acquisitions of AccessVia and Twistage was $0.9 million. The Company also acquired intangible assets in the form of non-compete agreements from certain employees of AccessVia and Twistage. These agreements were valued at $0.2 million and were recognized separately from the acquisitions.

A change to the acquisition date value of the identifiable net assets during the measurement period (up to one year from the acquisition date) will affect the amount of the purchase price allocated to goodwill. Changes to the purchase price allocation are adjusted retrospectively to the acquisition date if material.

Acquisition-related costs of approximately $0.2 million were charged directly to operations and were included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings. Acquisition-related costs include finder's fees, legal, advisory, valuation, accounting, and other fees incurred to effect the business combination. Acquisition-related costs above do not include travel and integration expenses.

Additionally, in the first quarter of 2013 the Company recognized measurement period adjustments related to the Company’s acquisition of Acuo in the fourth quarter of 2012 affecting other current assets $(0.3) million, accounts payable $(0.1) million, other current liabilities $(1.5) million and goodwill $1.9 million. The measurement period adjustments were determined based on facts and circumstances that existed at the acquisition date and were adjusted retrospectively to the consolidated financial results.

Because the current levels of revenue and net earnings for AccessVia and Twistage are not material to the Company’s Consolidated Condensed Statements of Earnings, supplemental pro forma revenue and net earnings disclosures have been omitted.

The purchases of BDGB Enterprise Software (Lux) S.C.A. (“Brainware”), Nolij Corporation (“Nolij”) and ISYS Search Software Pty Ltd. (“ISYS”) in the first quarter of 2012 are included in Purchase of businesses, net of cash acquired in the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2012 in the amount of $204.7 million.

Divestiture

In August 2012 the Company announced restructuring actions including exiting the development and manufacturing of its remaining inkjet hardware. On April 1, 2013, the Company and Funai Electric Co., Ltd., (“Funai”), entered into a Master Inkjet Sale Agreement of the Company’s inkjet technology and related assets (the “Inkjet Assets”) to Funai for total cash consideration of $100 million. Included in the sale are one of the Company’s subsidiaries, certain intellectual property and other assets of the Company. The Company will also provide certain transition services to Funai. The Company will continue to sell supplies for its current inkjet installed base. Refer to Note 18, Subsequent Events, of the Notes to Consolidated Condensed Financial Statements for information regarding the closing of the Company’s sale of inkjet technology and related assets.

The Inkjet Assets, listed in the table below, qualified as held-for-sale at March 31, 2013, but along with the related liabilities shown below, were not material for separate presentation on the Company’s Consolidated Condensed Statements of Financial Position as of March 31, 2013. The Inkjet Assets and related liabilities are part of the Company’s ISS segment. The values shown below are provisional and subject to change upon closing of the sale. In addition, the Company expects to incur certain expenses in the future related to the sale.

Current assets	$4.0
Property, plant & equipment	27.3
Long-term assets	3.2
Current liabilities	(2.6)
Long-term liabilities	(2.6)
Accumulated other comprehensive income	(10.9)

4.           GOODWILL AND INTANGIBLE ASSETS

As discussed in Note 3 to the Consolidated Condensed Financial Statements the disclosures of goodwill and intangible assets shown below include provisional amounts that are subject to measurement period adjustments.

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for each reportable segment and in total during the three months ended March 31, 2013.

	ISS	Perceptive Software	Total
Beginning balance	$23.2	$355.5	$378.7
Goodwill acquired during the period	-	15.3	15.3
Foreign currency translation	(0.8)	(2.2)	(3.0)
Balance at March 31, 2013	$22.4	$368.6	$391.0

The Company has recorded, on a provisional basis, $15.3 million of goodwill related to the acquisitions of AccessVia and Twistage in the quarter ended March 31, 2013. Measurement period adjustments determined in the first quarter of 2013 related to the Company’s acquisition of Acuo in the fourth quarter of 2012 were applied retrospectively, increasing the beginning balance of goodwill by $1.9 million. Included in the goodwill balance for the Company’s ISS segment is $1.1 million of goodwill that was allocated to the inkjet disposal group held-for-sale at March 31, 2013. Refer to Note 3 of the Notes to Consolidated Condensed Financial Statements for additional details regarding business combinations occurring in the quarter ended March 31, 2013 as well as information related to divestitures. The Company does not have any accumulated impairment charges as of March 31, 2013.

Intangible Assets

The following table summarizes the gross carrying amounts and accumulated amortization of the Company’s intangible assets.

	March 31, 2013			December 31, 2012
		Accum			Accum
	Gross	Amort	Net	Gross	Amort	Net

Intangible assets subject to amortization:
Customer relationships	$94.6	$(22.9)	$71.7	$84.0	$(19.8)	$64.2
Non-compete agreements	2.7	(2.0)	0.7	2.5	(1.7)	0.8
Technology and patents	199.9	(74.5)	125.4	193.8	(65.7)	128.1
Trade names and trademarks	7.9	(3.8)	4.1	8.0	(2.9)	5.1
Total	305.1	(103.2)	201.9	288.3	(90.1)	198.2

Intangible assets not subject to amortization:
In-process technology	0.9	-	0.9	0.9	-	0.9
Trade names and trademarks	32.3	-	32.3	32.3	-	32.3
Total	33.2	-	33.2	33.2	-	33.2

Total identifiable intangible assets	$338.3	$(103.2)	$235.1	$321.5	$(90.1)	$231.4

Intangible assets acquired in a transaction accounted for as a business combination are initially recognized at fair value. Intangible assets acquired in a transaction accounted for as an asset acquisition are initially recognized at cost. Of the $338.3 million gross carrying amount at March 31, 2013, $316.9 million were acquired in transactions accounted for as business combinations, $0.6 million consisted of negotiated non-compete agreements recognized separately from a business combination and $20.8 million were acquired in transactions accounted for as asset acquisitions.

The year-to-date increases in the intangible assets above were driven by business combinations discussed in Note 3. Amortization expense related to intangible assets was $13.5 million and $8.2 million for the three months ended March 31, 2013 and 2012, respectively. The following table summarizes the estimated future amortization expense for intangible assets that are currently being amortized.

Fiscal year:
2013 (remaining nine months)	$41.6
2014	51.9
2015	42.1
2016	34.2
2017	19.5
Thereafter	12.6
Total	$201.9

In-process technology refers to research and development efforts that were in process on the date the Company acquired Acuo. Under the accounting guidance for intangible assets, in-process research and development acquired in a business combination is considered an indefinite lived asset until completion or abandonment of the associated research and development efforts. The Company begins amortizing its in-process technology assets upon completion of the projects.

The Perceptive Software trade name valued at $32.3 million is considered to have an indefinite life taking into account its substantial recognition among customers, the intellectual property rights are secure and can be maintained with relatively little cost and effort, and there are no current plans to change or abandon its usage. Costs to renew these registrations are insignificant and will be expensed as incurred. The Company does not intend to use its other acquired trade names and trademarks indefinitely, and has accordingly begun amortizing the related assets. The Company’s expected use of its acquired trade names and trademarks could change in future periods as the Company considers alternatives for going to market with its acquired software and solutions products.

The Company accounts for its internal-use software, an intangible asset by nature, in Property, plant and equipment, net on the Consolidated Condensed Statements of Financial Position and therefore has excluded these assets and amortization from the disclosures above. The gross and net carrying amounts of internal-use software at March 31, 2013 were $549.4 million and $218.3 million, respectively. The gross and net carrying amounts of internal-use software at December 31, 2012 were $541.7 million and $230.0 million, respectively.

5.           RESTRUCTURING AND RELATED CHARGES

2012 Restructuring Actions

General

As part of Lexmark’s ongoing strategy to increase the focus of its talent and resources on higher usage business platforms, the Company announced restructuring actions (the “2012 Restructuring Actions”) on January 31 and August 28, 2012. These actions better align the Company’s sales, marketing and development resources, and align and reduce its support structure consistent with its focus on business customers. The 2012 Restructuring Actions include exiting the development and manufacturing of the Company’s remaining inkjet hardware, with reductions primarily in the areas of inkjet-related manufacturing, research and development, supply chain, marketing and sales as well as other support functions. The Company will continue to provide service, support and aftermarket supplies for its inkjet installed base. The Company expects these actions to be complete by the end of 2015.

The 2012 Restructuring Actions are expected to impact about 1,525 positions worldwide, including 300 manufacturing positions. The 2012 Restructuring Actions will result in total pre-tax charges of approximately $137 million, with $115.7 million incurred to date, approximately $9.7 million remaining to be incurred in 2013, and approximately $11.6 million to be incurred in 2014 and 2015. The Company expects the total cash costs of the 2012 Restructuring Actions to be approximately $57 million with $52.1 incurred to date, and approximately $4.9 million remaining in 2013 and 2014.

The Company expects to incur total charges related to the 2012 Restructuring Actions of approximately $109 million in ISS, $25 million in All other and $3 million in Perceptive Software.

In April 2013, the Company entered into an agreement to sell certain inkjet technology and related assets.  Refer to Note 3 of the Notes to Consolidated Condensed Financial Statements for more information.

Impact to 2013 and 2012 Financial Results

For the three months ended March 31, 2013 and 2012, the Company incurred charges (reversals) for the Company’s 2012 Restructuring Actions as follows:

	2013	2012
Accelerated depreciation charges	$4.2	$4.3
Excess components and other inventory-related charges	5.0	-
Employee termination benefit charges	(4.0)	4.1
Total restructuring-related charges	$5.2	$8.4

The estimated useful lives of certain long-lived assets changed as a result of the Company’s decision to exit the development and manufacture of inkjet hardware. Accelerated depreciation and impairment charges for the 2012 Restructuring Actions and all of the other restructuring actions were determined in accordance with FASB guidance on accounting for the impairment or disposal of long-lived assets. For the three months ended March 31, 2013, the Company incurred accelerated depreciation charges of $2.2 million in Restructuring-related costs, and $2.0 million in Selling, general and administrative, on the Consolidated Condensed Statements of Earnings.  For the three months ended March 31, 2012, the Company incurred accelerated depreciation charges of $4.3 million in Restructuring-related costs on the Consolidated Condensed Statements of Earnings.

As a result of the Company’s decision to cease the manufacture of inkjet hardware it incurred certain inventory related charges determined in accordance with FASB guidance on inventory. For the three months ended March 31, 2013, the Company incurred excess component and other inventory-related charges of $5.0 million in Restructuring-related costs on the Consolidated Condensed Statements of Earnings.

Employee termination benefit charges and contract termination and lease charges for the 2012 Restructuring Actions and all of the other restructuring actions were recorded in accordance with FASB guidance on employers’ accounting for postemployment benefits and guidance on accounting for costs associated with exit or disposal activities, as appropriate. For the three months ended March 31, 2013 and 2012, employee termination benefit charges, which include severance, medical and other benefits are included in Restructuring and related (reversals) charges on the Consolidated Condensed Statements of Earnings. The $(4.0) million reversal in employee termination benefits for the three months ending March 31, 2013 is due to change in assumptions regarding reductions in workforce, driven by the inclusion of one of the Company’s subsidiaries in the sale of inkjet technology and related assets that closed in the second quarter of 2013.

For the three months ended March 31, 2013 and 2012, the Company incurred restructuring-related charges in connection with the 2012 Restructuring Actions in the Company’s segments as follows:

	2013	2012
ISS	$3.4	$8.4
All other	1.8	-
Total charges	$5.2	$8.4

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits and contract termination and lease charges in connection with the 2012 Restructuring Actions. Of the total $6.7 million restructuring liability, $6.4 million is included in Accrued liabilities and $0.3 million is included in Other Liabilities on the Company’s Consolidated Condensed Statements of Financial Position.
	Employee Termination Benefits	Contract Termination & Lease Charges	Total
Balance at January 1, 2013	$17.8	$0.3	$18.1
Costs incurred	0.2	-	0.2
Payments & Other (1)	(7.4)	-	(7.4)
Reversals (2)	(4.2)	-	(4.2)
Balance at March 31, 2013	$6.4	$0.3	$6.7
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

Impact to 2013 and 2012 Financial Results

For the three months ended March 31, 2013 and 2012, the Company incurred charges for the Company’s Other Restructuring Actions as follows:

	2013	2012
Accelerated depreciation charges	$-	$0.2
Employee termination benefit charges	-	0.6
Total restructuring-related charges	$-	$0.8

For the three months ended March 31, 2013 and 2012, the Company recorded accelerated depreciation charges of zero and $0.2 million, respectively, in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.

For the three months ended March 31, 2013 and 2012, employee termination benefit charges of zero and $0.6 million, respectively, are included in Restructuring and related (reversals) charges on the Consolidated Condensed Statements of Earnings.

For the three months ended March 31, 2013 and 2012, the Company incurred restructuring-related charges in connection with the Other Restructuring Actions in the Company’s segments as follows:

	2013	2012
ISS	$-	$0.6
All other	-	0.2
Total charges	$-	$0.8

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits and contract termination and lease charges in connection with the Company’s Other Restructuring Actions. Of the total $1.8 million restructuring liability, $1.6 million is included in Accrued liabilities and $0.2 million is included in Other Liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

	Employee Termination Benefits	Contract Termination & Lease Charges	Total
Balance at January 1, 2013	$2.8	$0.7	$3.5
Payments & Other (1)	(1.6)	(0.1)	(1.7)
Balance at March 31, 2013	$1.2	$0.6	$1.8
(1) Other consists of changes in the liability balance due to foreign currency translations.

6.           DEBT

Senior Notes – Long-term Debt

In March 2013, the Company completed a public debt offering of $400.0 million aggregate principal amount of fixed rate senior unsecured notes. The seven-year notes with an aggregate principal amount of $400.0 million and 5.125% coupon were priced at 99.998% to have an effective yield to maturity of 5.125% and will mature March 15, 2020 (referred to as the “2020 senior notes”). The notes will rank equally with all existing and future senior unsecured indebtedness. The ten-year notes, from the May 2008 public debt offering, with an aggregate principal amount of $300 million and 6.65% coupon were priced at 99.73% to have an effective yield to maturity of 6.687% and will mature June 1, 2018 (referred to as the “2018 senior notes”). At March 31, 2013, the outstanding balance of long-term debt was $699.6 million (net of unamortized discount of $0.4 million).

The 2020 senior notes will pay interest on March 15 and September 15 of each year, beginning September 15, 2013. The 2018 senior notes pay interest on June 1 and December 1 of each year. The interest rate payable on the notes of each series will be subject to adjustments from time to time if either Moody’s Investors Service, Inc. or Standard and Poor’s Ratings Services downgrades the debt rating assigned to the notes to a level below investment grade, or subsequently upgrades the ratings.

The senior notes contain typical restrictions on liens, sale leaseback transactions, mergers and sales of assets. There are no sinking fund requirements on the senior notes and they may be redeemed at any time at the option of the Company, at a redemption price as described in the related indenture agreements, as supplemented and amended, in whole or in part.  If a “change of control triggering event” as defined below occurs, the Company will be required to make an offer to repurchase the notes in cash from the holders at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest to, but not including, the date of repurchase.  A “change of control triggering event” is defined as the occurrence of both a change of control and a downgrade in the debt rating assigned to the notes to a level below investment grade.

In March 2013, the Company repaid its $350.0 million principal amount of 5.90% senior notes that were due on June 1, 2013 (referred to as the “2013 senior notes”). A loss of $3.3 million was recognized in the Consolidated Condensed Statements of Earnings, related to $3.2 million of premium paid upon repayment and $0.1 million related to the write-off of related debt issuance costs.

The Company used a portion of the net proceeds from the 2020 senior notes offering to extinguish the 2013 senior notes and intends to use the remaining net proceeds for general corporate purposes, including to fund share repurchases, fund dividends, finance acquisitions, finance capital expenditures and operating expenses and invest in any subsidiaries.

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

As of March 31, 2013, the Company’s available-for-sale Marketable securities had gross unrealized gains and losses of $3.2 million and $(1.6) million, respectively, and consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Auction rate securities - municipal debt	$3.8	$-	$(0.5)	$3.3
Corporate debt securities	351.9	2.1	(0.2)	353.8
Gov't and agency debt securities	339.4	0.4	-	339.8
Asset-backed and mortgage-backed securities	59.2	0.7	(0.1)	59.8
Total debt securities	754.3	3.2	(0.8)	756.7
Auction rate securities - preferred	4.0	-	(0.8)	3.2
Total security investments	758.3	3.2	(1.6)	759.9
Cash equivalents	(23.1)	-	-	(23.1)
Total marketable securities	$735.2	$3.2	$(1.6)	$736.8

At December 31, 2012, the Company’s available-for-sale Marketable securities had gross unrealized gains and losses of $3.6 million and $(1.6) million, respectively, with an estimated fair value of $699.7 million excluding $7.5 million of cash equivalents.

Although contractual maturities of the Company’s investment in debt securities may be greater than one year, the majority of investments are classified as Current assets in the Consolidated Condensed Statements of Financial Position due to the Company’s ability to use these investments for current liquidity needs if required.  As of March 31, 2013, and December 31, 2012, auction rate securities of $6.5 million and $6.3 million, respectively, are classified in noncurrent assets due to the fact that the securities have experienced unsuccessful auctions and that poor market conditions have reduced the likelihood that the securities will successfully auction within the next 12 months. The contractual maturities of the Company’s available-for-sale marketable securities noted above are shown below.  Expected maturities may differ from final contractual maturities for certain securities that allow for call or prepayment provisions.  Proceeds from calls and prepayments are included in Proceeds from maturities of marketable securities on the Consolidated Condensed Statements of Cash Flow.

	March 31, 2013		December 31, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in less than one year	$196.3	$196.6	$185.4	$185.8
Due in 1-5 years	538.9	541.0	498.3	500.9
Due after 5 years	23.1	22.3	21.5	20.5
Total available-for-sale marketable securities	$758.3	$759.9	$705.2	$707.2

For the three months ended March 31, 2013 and 2012, the Company recognized $0.4 million and $1.2 million, respectively, in net gains on its marketable securities, all of which is realized gains due to sales and maturities and is included in Other (income) expense, net on the Consolidated Condensed Statements of Earnings.  The Company uses the specific identification method when accounting for the costs of its available-for-sale marketable securities sold.

Impairment

The FASB guidance on the recognition and presentation of OTTI requires that credit related OTTI on debt securities be recognized in earnings while noncredit related OTTI of debt securities not expected to be sold be recognized in other comprehensive income.  For the three months ended March 31, 2013 and 2012, the Company incurred no OTTI on its debt securities.

The table below presents a cumulative rollforward of the amount related to credit losses recognized in earnings for other-than-temporary impairments:

Beginning balance of amounts related to credit losses, January 1, 2013	$0.3
Credit losses on debt securities for which OTTI was not previously recognized	-
Additional credit losses on debt securities for which OTTI was previously recognized	-
Reductions for securities sold in the period for which OTTI was previously recognized	-
Ending balance of amounts related to credit losses, March 31, 2013	$0.3

The following table provides information at March 31, 2013, about the Company’s marketable securities with gross unrealized losses for which no other-than-temporary impairment has been incurred, and the length of time that individual securities have been in a continuous unrealized loss position.  The gross unrealized loss of $(1.6) million, pre-tax, is recognized in accumulated other comprehensive income:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Auction rate securities	$-	$-	$6.5	$(1.3)	$6.5	$(1.3)
Corporate debt securities	74.8	(0.2)	1.2	-	76.0	(0.2)
Asset-backed and mortgage-backed securities	21.4	(0.1)	0.2	-	21.6	(0.1)
Government and Agency	38.3	-	-	-	38.3	-
Total	$134.5	$(0.3)	$7.9	$(1.3)	$142.4	$(1.6)

As of March 31, 2013, none of the Company’s marketable securities for which other-than-temporary impairment has been incurred are in an unrealized loss position.

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

Corporate debt securities

Unrealized losses on the Company’s corporate debt securities are attributable to current economic conditions and are not due to credit quality. Because the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before anticipated recovery of their net book values, which may be at maturity, the Company does not consider securities in its corporate debt portfolio to be other-than-temporarily impaired at March 31, 2013.

Asset-backed and mortgage-backed securities

Credit losses for the asset-backed and mortgage-backed securities are derived by examining the significant drivers that affect loan performance such as pre-payment speeds, default rates, and current loan status. These drivers are used to apply specific assumptions to each security and are further divided in order to separate the underlying collateral into distinct groups based on loan performance characteristics. For instance, more weight is placed on higher risk categories such as collateral that exhibits higher than normal default rates, those loans originated in high risk states where home appreciation has suffered the most severe correction, and those loans which exhibit longer delinquency rates. Based on these characteristics, collateral-specific assumptions are applied to build a model to project future cash flows expected to be collected. These cash flows are then discounted at the current yield used to accrete the beneficial interest, which approximates the effective interest rate implicit in the bond at the date of acquisition for those securities purchased at par. The unrealized losses on the Company’s remaining asset-backed and mortgage-backed securities are due to constraints in market liquidity for certain portions of these sectors in which the Company has investments, and are not due to credit quality. Because the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before anticipated recovery of their net book values, the Company does not consider the remainder of its asset-backed and mortgage-backed debt portfolio to be other-than-temporarily impaired at March 31, 2013.

Government and Agency securities

The unrealized losses on the Company’s investments in government and agency securities are the result of interest rate effects. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before anticipated recovery of their net book values, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2013.

8.           INVENTORIES

Inventories consist of the following:
	March 31, 2013	December 31, 2012
Work in process	$26.8	$23.7
Finished goods	249.5	253.6
Inventories	$276.3	$277.3

9.           AGGREGATE WARRANTY LIABILITY

Changes in the Company’s warranty liability for standard warranties and deferred revenue for extended warranties are presented in the tables below:
Warranty Liability:
	2013	2012
Balance at January 1	$46.7	$47.5
Accruals for warranties issued	16.1	24.2
Accruals related to pre-existing warranties (including changes in estimates)	(5.2)	1.4
Settlements made (in cash or in kind)	(19.2)	(22.8)
Balance at March 31	$38.4	$50.3

Deferred service revenue:
	2013	2012
Balance at January 1	$192.0	$180.9
Revenue deferred for new extended warranty contracts	16.1	22.6
Revenue recognized	(20.9)	(21.8)
Balance at March 31	$187.2	$181.7
Current portion	82.8	80.3
Non-current portion	104.4	101.4
Balance at March 31	$187.2	$181.7

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

10.           INCOME TAXES

The Provision for income taxes for the three months ended March 31, 2013, was an expense of $5.4 million or an effective tax rate of 13.5%, compared to an expense of $21.3 million or an effective tax rate of 26.0% for the three months ended March 31, 2012.  The difference in these rates (excluding discrete items) is primarily due to a shift in the expected geographic distribution of earnings for 2013.  For the three months ended March 31, 2013, the Company decreased income tax expense by $5.2 million in recognition of several discrete items.  Of this amount, $6.0 million is related to the reenactment of the research and experimentation credit for the year 2012.  The remaining $0.8 million increase in tax expense is primarily related to years prior to 2013.  For the three months ended March 31, 2012, the Company increased income tax expense by $1.0 million in recognition of several discrete items, all of which were adjustments to amounts accrued for tax years prior to 2012.

11.           STOCKHOLDERS’ EQUITY

In August 2012, the Company received authorization from the Board of Directors to repurchase an additional $200 million of its Class A Common Stock for a total repurchase authority of $4.85 billion. As of March 31, 2013, there was approximately $230 million of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors.

During the three months ended March 31, 2013, the Company repurchased approximately 0.9 million shares at a cost of $21 million. During the three months ended March 31, 2012, the Company repurchased approximately 0.8 million shares at a cost of $30 million. As of March 31, 2013, since the inception of the program in April 1996, the Company had repurchased approximately 108.6 million shares of its Class A Common Stock for an aggregate cost of approximately $4.62 billion. As of March 31, 2013, the Company had reissued approximately 0.5 million shares of previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million, 16.0 million and 16.0 million shares of treasury stock in 2005, 2006 and 2008, respectively, the net treasury shares outstanding at March 31, 2013, were 32.0 million.

Accelerated Share Repurchase Agreement

On January 29, 2013, the Company entered into an Accelerated Share Repurchase (“ASR”) Agreement with a financial institution counterparty. The impact of the ASR Agreement is included in the numerical disclosures provided in the preceding paragraphs. Under the terms of the ASR Agreement, the Company paid $21.0 million targeting 0.9 million shares based on the closing price of the Company’s Class A Common Stock on January 29, 2013.  On February 1, 2013, the Company took delivery of 85% of the shares, or 0.8 million shares. The final number of shares to be delivered by the counterparty under the ASR Agreement was dependent on the average of the daily volume weighted average price of the Company’s Class A Common Stock over the agreement’s trading period, a discount and the initial number of shares delivered.   Under the terms of the ASR Agreement, the Company would either receive additional shares from the counterparty or be required to deliver additional shares or cash to the counterparty. The Company controlled its election to either deliver additional shares or cash to the counterparty.  On February 20, 2013, the Company took delivery of the remaining 0.1 million shares in final settlement of the ASR Agreement.

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

Dividends

The Company’s dividend activity during the three months ended March 31, 2013 was as follows:

			Lexmark International, Inc. Class A Common Stock

Declaration Date	Record Date	Payment Date	Dividend Per Share	Cash Outlay
February 21, 2013	March 4, 2013	March 15, 2013	$0.30	$19.1

The payment of the cash dividends also resulted in the issuance of additional dividend equivalent units to holders of restricted stock units. Diluted weighted average Lexmark Class A share amounts presented reflect this issuance.  All cash dividends and dividend equivalent units are accounted for as reductions of shareholders’ equity.

Accumulated Other Comprehensive (Loss) Earnings

Accumulated other comprehensive (loss) earnings, net of tax, consists of the following:

	Foreign Currency Translation Adjustment	Pension or Other Postretirement Benefits	Net Unrealized Gain (Loss) on Marketable Securities - OTTI	Net Unrealized Gain (Loss) on Marketable Securities	Net Unrealized (Loss) Gain on Cash Flow Hedge	Accumulated Other Comprehensive (Loss) Earnings
Balance at December 31, 2012	$(4.9)	$(279.8)	$0.1	$2.0	$(0.9)	$(283.5)
Other comprehensive income before reclassifications	(7.9)	1.3	0.1	-	0.9	(5.6)
Amounts reclassified from accumulated other comprehensive income	-	4.8	-	(0.4)	-	4.4
Net current-period other comprehensive income	(7.9)	6.1	0.1	(0.4)	0.9	(1.2)
Balance at March 31, 2013	$(12.8)	$(273.7)	$0.2	$1.6	$-	$(284.7)

The net current-period other comprehensive income of $0.1 million in the table above for Net Unrealized Gain (Loss) on Marketable Securities – OTTI represents a net increase in the fair value of available-for-sale debt securities previously written down as OTTI.

The March 31, 2013 ending balance of $0.2 million in the table above for Net Unrealized Gain (Loss) on Marketable Securities – OTTI represents the cumulative favorable mark to market adjustment on debt securities for which OTTI was previously recognized under the amended FASB guidance adopted by the Company in 2009.

For the period ending March 31, 2013, the following table provides details of amounts reclassified from accumulated other comprehensive income:

Details about Accumulated Other Comprehensive Earnings Components	Amount Reclassified from Accumulated Other Comprehensive (Loss) Earnings	Affected Line Item in the Statement of Earnings
Amortization of pension and other postretirement benefits
Amortization of net loss	$(7.8)	Note 13, Employee Pension and Postretirement Plans
	3.0	Tax benefit (liability)
	$(4.8)	Net of tax
Unrealized gains and (losses) on marketable securities
Marketable securities non-OTTI	$0.4	Other (income) expense, net
	(0.0)	Tax benefit (liability)
	$0.4	Net of tax

Total reclassifications for the period	$(4.4)	Net of tax

The following table provides the tax benefit or expense attributed to each component of other comprehensive income:

	Three Months Ended March 31, 2013
	Change, net of tax	Tax benefit (liability)
Components of other comprehensive (loss) earnings:
Foreign currency translation adjustment	$(7.9)	$-
Pension or other postretirement benefits	6.1	(3.3)
Net unrealized gain (loss) on marketable securities - OTTI	0.1	-
Net unrealized gain (loss) on marketable securities	(0.4)	-
Net unrealized gain (loss) on cash flow hedge	0.9	(0.5)
Total other comprehensive earnings (loss)	$(1.2)	$(3.8)

12.           EARNINGS PER SHARE (“EPS”)

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations:

	Three Months Ended March 31
	2013	2012
Numerator:
Net earnings	$34.8	$60.8
Denominator:
Weighted average shares used to compute basic EPS	63.7	71.2
Effect of dilutive securities -
Employee stock plans	1.0	1.1
Weighted average shares used to compute diluted EPS	64.7	72.3

Basic net EPS	$0.55	$0.85
Diluted net EPS	$0.54	$0.84

Restricted stock units, stock options, and dividend equivalent units totaling an additional 3.0 million and 5.2 million shares of Class A Common Stock for the three months ended March 31, 2013 and 2012, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

Under the terms of Lexmark’s RSU agreements, unvested RSU awards contain forfeitable rights to dividends and dividend equivalent units. Because the dividend equivalent units are forfeitable, they are defined as non-participating securities. As of March 31, 2013, there were approximately 0.1 million dividend equivalent units outstanding, which will vest at the time that the underlying RSU vests.

In addition to the 3.0 million antidilutive shares for the three months ended March 31, 2013, mentioned above, unvested restricted stock units with a performance condition that were granted in the first quarter of 2013 and 2012 were also excluded from the computation of diluted earnings per share. According to FASB guidance on earnings per share, contingently issuable shares are excluded from the computation of diluted EPS if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. If the performance condition were to become satisfied based on actual financial results and the performance awards would have a dilutive impact on EPS, the performance awards included in the diluted EPS calculation would be in the range of 0.1 million to 0.7 million shares depending on the level of achievement.

13.           EMPLOYEE PENSION AND POSTRETIREMENT PLANS

The components of the net periodic benefit cost for both the pension and postretirement plans for the three months ended March 31, 2013 and 2012 were as follows:

Pension Benefits:	Three Months Ended March 31
	2013	2012
Service cost	$1.2	$0.7
Interest cost	8.1	8.8
Expected return on plan assets	(10.1)	(10.9)
Amortization of net loss	7.8	6.5
Net periodic benefit cost	$7.0	$5.1

Other Postretirement Benefits:	Three Months Ended March 31
	2013	2012
Service cost	$0.2	$0.2
Interest cost	0.3	0.4
Amortization of prior service (benefit) cost	-	(0.1)
Net periodic benefit cost	$0.5	$0.5

As of March 31, 2013, $3.4 million of contributions have been made. The Company currently expects to contribute approximately $22 million to its pension and other postretirement plans for the remainder of 2013.

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

Lexmark entered into a forward starting interest rate swap in December 2012 that was designated as a cash flow hedge. The Company used this instrument to lock in currently low interest rates for a forecasted issuance of debt. The instrument hedged the risk of changes in cash flows attributable to changes in the benchmark three-month

LIBOR interest rate for the first seven years of interest payments, on the first $325 million of debt issued in the first quarter of 2013.

Net outstanding notional amount of derivative activity as of March 31, 2013 is as follows.  This activity was driven by fair value hedges of recognized assets and liabilities primarily denominated in the currencies below.

Long (Short) Positions by Currency (in USD)	March 31, 2013
EUR	$37.7
GBP	35.8
CAD	30.1
Other, net	12.6
Total	$116.2

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

As of March 31, 2013 and December 31, 2012, the Company had the following net derivative assets (liabilities) recorded at fair value in Prepaid expenses and other current assets (Accrued liabilities) on the Consolidated Condensed Statements of Financial Position:

	Net Asset Position		Net (Liability) Position
Foreign Exchange Contracts	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Gross liability position	$(0.1)	$(0.1)	$(0.9)	$(0.8)
Gross asset position	0.4	0.3	0.1	0.2
Net asset (liability) position (1)	0.3	0.2	(0.8)	(0.6)
Gross amounts not offset (2)	-	-	-	-
Net amounts	$0.3	$0.2	$(0.8)	$(0.6)

(1) Amounts presented in the Consolidated Condensed Statements of Financial Position
(2) Amounts not offset in the Consolidated Condensed Statements of Financial Position

There were no interest rate swaps outstanding as of March 31, 2013.  As of December 31, 2012, the Company’s forward starting interest rate swap cash flow hedge was valued at $1.4 million and recorded in Accrued liabilities and Accumulated Other Comprehensive Loss in the Consolidated Condensed Statements of Financial Position.  The instrument was settled at $0.0 million upon the issuance of debt by the Company in the first quarter of 2013.

The Company had the following (gains) and losses related to derivative instruments qualifying and designated as hedging instruments in fair value hedges and related hedged items recorded on the Consolidated Condensed Statements of Earnings:

	Recorded in Cost of revenue*		Recorded in Other (income) expense, net
	Three Months Ended March 31		Three Months Ended March 31

Fair Value Hedging Relationships	2013	2012	2013	2012
Foreign Exchange Contracts	$0.9	$0.3	$1.4	$(3.1)
Underlying	1.3	1.2	(1.1)	2.6
Total	$2.2	$1.5	$0.3	$(0.5)

* Gains and losses recorded in Cost of revenue are included in Product on the Consolidated Condensed Statements of Earnings

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

15.          SEGMENT DATA

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

Perceptive Software offers a complete suite of enterprise content management (“ECM”), business process management (“BPM”), document output management (“DOM”), intelligent data capture and search software as well as associated industry specific solutions. On February 29, March 13, and March 16, 2012, the Company acquired Brainware, Nolij and ISYS, respectively, which all joined the Company’s Perceptive Software segment. These acquisitions further strengthen the Company’s products, content/business process management solutions and managed print services. On December 28, 2012, the Company expanded its presence within the healthcare sector with the acquisition of Acuo which also joined the Perceptive Software segment. On March 1, 2013, the Company acquired AccessVia and Twistage further expanding and strengthening the solutions available in the Perceptive Software segment.

The Company evaluates the performance of its segments based on revenue and operating income, and does not include segment assets or non-operating income/expense items for management reporting purposes. Segment operating income (loss) includes: selling, general and administrative; research and development; restructuring and related charges; and other expenses, certain of which are allocated to the respective segments based on internal measures and may not be indicative of amounts that would be incurred on a standalone basis or may not be indicative of results of other enterprises in similar businesses. All other operating income (loss) includes significant expenses that are managed outside of the reporting segments. These unallocated costs include such items as information technology expenses, certain occupancy costs, stock-based compensation and certain other corporate and regional general and administrative expenses such as finance, legal and human resources. Acquisition-related costs and integration expenses are also included primarily in All other.

The following table includes information about the Company’s reportable segments:

	Three Months Ended March 31
	2013	2012
Revenue:
ISS	$840.1	$963.0
Perceptive Software	44.2	29.5
Total revenue	$884.3	$992.5

Operating income (loss):
ISS	$156.5	$178.0
Perceptive Software	(22.8)	(15.9)
All other	(79.7)	(72.7)
Total operating income (loss)	$54.0	$89.4

Operating income (loss) noted above for the three months ended March 31, 2013 includes restructuring and related charges of $3.4 million in ISS and $1.8 million in All other. Operating income (loss) related to Perceptive Software for the three months ended March 31, 2013 includes $12.9 million of amortization expense related to intangible assets acquired by the Company.

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

Appeal briefs for the 02 and 04 actions were filed with the U.S. Court of Appeals for the Sixth Circuit by SCC and the Company.  In a decision dated August 29, 2012, the Sixth Circuit upheld the jury's decision that SCC did not induce patent infringement and the District Court’s dismissal of SCC's federal antitrust claims.  The procedural dismissal of Static Control's Lanham Act claim and state law unfair competition claims by the District Court were reversed and remanded to the District Court.  A writ of certiorari has been requested by the Company with the U.S. Supreme Court over the Sixth Circuit’s decision regarding the Lanham Act.

The Company has not established an accrual for the SCC litigation, because it has not determined that a loss with respect to such litigation is probable. Although there is a reasonable possibility of a potential loss with respect to the SCC litigation, with SCC's claims being dismissed in the early stages of the litigation, the Company does not believe a reasonable estimate of the range of possible loss is currently possible in view of the uncertainty regarding the amount of damages, if any, that could be awarded in this matter.

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

Copyright fees

Certain countries (primarily in Europe) and/or collecting societies representing copyright owners' interests have taken action to impose fees on devices (such as scanners, printers and multifunction devices) alleging the copyright owners are entitled to compensation because these devices enable reproducing copyrighted content. Other countries are also considering imposing fees on certain devices. The amount of fees, if imposed, would depend on the number of products sold and the amounts of the fee on each product, which will vary by product and by country. The Company has accrued amounts that it believes are adequate to address the risks related to the copyright fee issues currently pending. The financial impact on the Company, which will depend in large part upon the outcome of local legislative processes, the Company's and other industry participants' outcome in contesting the fees and the Company's ability to mitigate that impact by increasing prices, which ability will depend upon competitive market conditions, remains uncertain. As of March 31, 2013, the Company has accrued approximately $59.7 million for pending copyright fee charges, including litigation proceedings, local legislative initiatives and/or negotiations with the parties involved.  The $4.7 million decrease in the liability compared to December 31, 2012 was due to a settlement of copyright fee levy litigation in Spain and foreign currency translation. Although it is reasonably possible that amounts may exceed the amount accrued by the Company, such amount, or range of possible loss, given the complexities of the legal issues in these matters, cannot be reasonably estimated by the Company at this time.

As of March 31, 2013, approximately $51.1 million of the $59.7 million accrued for the pending copyright fee issues was related to single function printer devices sold in Germany prior to December 31, 2007.  For the period after 2007, the German copyright levy laws were revised and the Company has been making payments under this revised copyright levy scheme related to single function printers sold in Germany.

The VerwertungsGesellschaft Wort ("VG Wort"), a collection society representing certain copyright holders, instituted legal proceedings against Hewlett-Packard Company ("HP") in July of 2004 relating to whether and to what extent copyright levies for photocopiers should be imposed in accordance with copyright laws implemented in Germany on single function printers. The Company is not a party to this lawsuit, although the Company and VG Wort entered into an agreement in October 2002 pursuant to which both VG Wort and the Company agreed to be bound by the outcome of the VG Wort/HP litigation. On December 6, 2007, the Bundesgerichtshof (the "German Federal Supreme Court") in the VG Wort litigation with HP issued a judgment that single function printer devices sold in Germany prior to December 31, 2007 are not subject to levies under the then existing law (German Federal Supreme Court, file reference I ZR 94/05). VG Wort filed an appeal with the Bundesverfassungsgericht (the "German Federal Constitutional Court") challenging the ruling that single function printers are not subject to levies. On September 21, 2010, the German Federal Constitutional Court published a decision holding that the German Federal Supreme Court erred by not considering referring questions on interpretation of German copyright law to the Court of Justice of the European Communities (“CJEU”) and therefore revoked the German Federal Supreme Court decision and remitted the matter to it. On July 21, 2011, the German Federal Supreme Court has stayed the proceedings and has submitted several questions regarding the interpretation of Directive 2001/29/EC on the harmonization of certain aspects of copyright and related rights in the information society to the CJEU for a decision.  The CJEU conducted an oral hearing in October 2012 and is expected to issue a decision approximately seven months thereafter, after which the matter will be remitted back to the German Federal Supreme Court.

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

17.           RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Updates Recently Issued and Effective

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 amends the disclosure requirements on offsetting financial instruments, requiring entities to disclose both gross information and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2011-11 does not change the existing offsetting eligibility criteria or the permitted balance sheet presentation for those instruments that meet the eligibility criteria. The amendments are effective for the Company in the first quarter of fiscal 2013 and must be applied retrospectively. In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”). ASU 2013-01 clarifies that the scope of ASU 2011-11 should apply only to derivatives, repurchase agreements, and securities lending transactions and is also effective for the Company in the first quarter of fiscal 2013. ASU 2011-11 and ASU 2013-01 did not have a material impact on the Company’s financial statements or its disclosures.

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

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires an entity to provide information in one location about amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts not required to be reclassified to net income in their entirety, such as pension-related amounts, an entity is required to cross-reference to related footnote disclosures. The amendments in ASU 2013-02 were effective prospectively for the Company in the first quarter of fiscal 2013. The additional disclosures required by ASU 2013-02 have been included in Note 11 to the Consolidated Condensed Financial Statements.

Accounting Standards Updates Recently Issued But Not Yet Effective

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date (“ASU 2013-04”). ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, excluding certain obligations addressed within existing guidance. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in ASU 2013-04 will be effective for the Company’s 2014 fiscal year and must be applied retrospectively to joint and several liability obligations that exist at the beginning of the year of adoption. Early adoption is permitted. The Company is in the process of evaluating the amendments in ASU 2013-04 but does not anticipate a material impact to its financial statements at this time.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment Upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). The amendments in ASU 2013-05 address the diversity in practice about when to release the cumulative translation adjustment related to a foreign entity. ASU 2013-05 clarifies that if a group of assets or business is sold that doesn’t constitute the entire foreign entity (transactions occurring within a foreign entity) the cumulative translation adjustment should not be released until there is a complete or substantially complete liquidation of the foreign entity. However, transactions resulting in the sale of an investment in a foreign entity (loss of a controlling financial interest) will trigger the release of the cumulative translation adjustment into earnings under ASU 2013-05. The amendments in ASU 2013-05 must be applied prospectively and are effective for the Company’s 2014 fiscal year although early adoption of the amended guidance is permitted. The Company is in the process of evaluating the amendments in ASU 2013-05 but does not anticipate a material impact to its financial statements at this time.

The FASB issued other guidance during 2013 that is not applicable to the Company’s current financial statements and disclosures and, therefore, is not discussed above.

18.           SUBSEQUENT EVENTS

On April 25, 2013, the Company’s Board of Directors approved a quarterly dividend of $0.30 per share of Class A Common Stock. The dividend is payable June 14, 2013 to stockholders of record on May 31, 2013.

After the close of the markets on April 25, 2013, the Company entered into an ASR Agreement with a financial institution counterparty. Pursuant to the terms of the ASR Agreement, the Company will purchase $20 million of the outstanding shares of its Class A Common Stock from the financial institution counterparty. Under the ASR Agreement, the financial institution counterparty delivered to the Company on April 30, 2013, 0.6 million shares, equal to 85 percent of the shares that would be repurchased at the closing price of the Company’s Class A Common Stock on April 25, 2013.  Upon delivery of these shares, the number of shares held in treasury increased from 32.0 million shares to 32.6 million shares. The final number of shares to be delivered to the Company by the financial institution counterparty under the ASR Agreement shall be adjusted based on a discount to the average of the daily volume weighted average price of the Company’s Class A Common Stock during the term of the ASR Agreement. If the number of shares to be delivered to the Company is less than the initial delivery of shares by the financial institution counterparty, the Company may be required to remit shares or cash to the financial institution counterparty as a result of such adjustment. The Company controls the election to deliver either additional shares or cash to the counterparty. The share repurchases are expected to be completed during the second quarter of 2013. The payment of $20 million by the Company to the financial institution counterparty for the repurchase of shares occurred on April 30, 2013, and was funded from available U.S. cash equivalents and current marketable securities.

On April 30, 2013, subsequent to the date of the financial statements, the Company completed the sale of their inkjet technology and related assets pursuant to the terms of a Master Inkjet Sale Agreement (the “Master Agreement”). Pursuant to the Master Agreement, Funai agreed to pay $100 million in cash of which $95 million was paid to the Company on April 30, 2013 and $5 million will be paid 180 days after closing. Cash proceeds from the transaction are predominantly non-U.S.  Due to the limited amount of time since the sale closed, the accounting for transaction has not been finalized. Refer to Note 3, Business Combinations and Divestitures, of the Notes to Consolidated Condensed Financial Statements for information regarding the sale of the Company’s inkjet technology and related assets.

Item 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

OVERVIEW

Lexmark makes it easier for businesses of all sizes to improve their business processes by enabling them to capture, manage and access critical unstructured business information in the context of their business process while speeding the movement and management of information between the paper and digital worlds. Since its inception in 1991, Lexmark has become a leading developer, manufacturer and supplier of printing, imaging, device management, managed print services, document workflow, and more recently business process and content management solutions. The Company operates in the office printing and imaging, and ECM, BPM, DOM, intelligent data capture and search software markets. Lexmark’s products include laser printers and multifunction devices, dot matrix printers and the associated supplies/solutions/services, as well as ECM, BPM, DOM, intelligent data capture, search and the associated workflow software solutions and services.

The Company is primarily managed along two segments: ISS and Perceptive Software.

•
ISS offers a broad portfolio of monochrome and color laser printers and laser multifunction products (“MFPs”), as well as supplies, fleet management software and managed print services. Laser based products within the distributed printing market primarily serve business customers. ISS employs large-account sales and marketing teams whose mission is to generate demand for its business printing solutions and services, primarily among large corporations, small and medium businesses (“SMB”), as well as the public sector. These sales and marketing teams primarily focus on industries such as banking, insurance, retail, manufacturing, education, government and health care. ISS distributes and fulfills its products to business customers primarily through its well-established distributor and reseller network. The ISS distributor and reseller network includes IT Resellers, Direct Marketing Resellers, and Copier Dealers. ISS also sells its products through numerous alliances and original equipment manufacturer (“OEM”) arrangements.

•
Perceptive Software offers a complete suite of ECM, BPM, DOM, intelligent data capture and search software products and solutions. The ECM and BPM software and services markets primarily serve business customers. Perceptive Software uses a direct to market sales and broad lead generation approach, employing internal sales and marketing teams that are segmented by industry sector — specifically healthcare, education, public sector/government, and cross industry, which includes areas such as retail, banking and insurance. Perceptive Software also offers a direct channel partner program that allows authorized third-party resellers to market and sell Perceptive Software products and solutions to a distributed market. Perceptive Software has two general forms of software agreements with its customers, perpetual licenses and subscription services.

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

Management believes that there have been no significant changes during 2013 to the items that were disclosed as critical accounting policies and estimates in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

RESULTS OF OPERATIONS

Operations Overview

Key Messages

Lexmark is focused on driving long-term performance by strategically investing in technology, hardware, software, services and solutions to secure high usage and high value product installations and associated profitable supplies, software maintenance and service annuities in document-intensive industries and business processes in distributed environments.

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

While focusing on core strategic initiatives, Lexmark has taken actions to improve its cost and expense structure. As a result of the Company’s restructuring initiatives, significant changes have been implemented, from the consolidation and reduction of the manufacturing and support infrastructure and the increased use of shared service centers in low-cost countries, to the announced exit of the development and manufacture of the Company’s inkjet hardware.

The Company remains committed to its capital allocation framework of returning more than 50 percent of free cash flow (net cash flows provided by operating activities minus purchases of property, plant and equipment plus proceeds from sale of fixed assets) to shareholders through share repurchases and dividends while building and growing its solutions and software business through expansion and acquisitions.

Business Factors

For the first quarter of 2013, total Lexmark revenue was down 11% YTY, primarily due to the Company’s planned exit from inkjet technologies and the weak global demand environment.  On April 2, 2013, subsequent to the date of the financial statements, Lexmark announced the sale of inkjet-related technology and assets for $100 million.  The transaction closed later in the second quarter of 2013, and no material impact on the ramp-down of the Company’s inkjet exit revenue is expected due to the transaction.  Operating income decreased 40% YTY primarily due to the decline in inkjet and laser supplies revenue, as well as by an increase in costs associated with acquisition-related adjustments, partially offset by reduced operating expenses due to the Company’s 2012 restructuring actions.  The Company uses the term “inkjet exit” to include consumer and business inkjet hardware and supplies.

ISS

Lexmark continues its investments in ISS to broaden its line of large and small workgroup devices and solutions and service offerings, targeting the higher usage segments of the imaging market.

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

Perceptive Software

Perceptive Software enhances Lexmark’s capabilities as a content and process management solutions provider, expands the Company’s market opportunity, and provides a core strategic component for Lexmark’s future.  Perceptive Software’s strategy is to deliver affordable, industry and process specific solutions through deep industry expertise and an integrated software platform featuring ECM, BPM, DOM, intelligent data capture, enterprise search and process mining technologies that are easy to install, use and support. In keeping with this strategy, Lexmark acquired Pallas Athena in October of 2011, Brainware in February of 2012, ISYS and Nolij in March of 2012, Acuo in December of 2012, and Twistage and AccessVia in March of 2013.  These acquisitions enhance Lexmark’s capabilities as a content and process management solutions provider, expand the Company’s market opportunity, and provide a core strategic component for Lexmark’s future. Lexmark’s software strategy is to deliver affordable, industry and process specific workflow enhancing solutions through deep industry expertise and a broad content and process management software platform, in a model that is easy to integrate, use, and support.  Key software strategic initiatives include:

•	Advancing and growing the Company's content and process management solutions business internationally,

•	Expanding and strengthening the Company’s content and process management software product line; and

•	Expanding the Company’s rate of participation in content management, business process management and case management software market opportunities.

Operating Results Summary

The following discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements and Notes thereto. The following table summarizes the results of the Company’s operations for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31
	2013		2012
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev
Revenue	$884.3	100.0%	$992.5	100.0%
Gross profit	334.6	37.8	381.4	38.4
Operating expense	280.6	31.7	292.0	29.4
Operating income	54.0	6.1	89.4	9.0
Net earnings	34.8	3.9	60.8	6.1

For the first quarter of 2013, total revenue was $884.3 million, down 11% from 2012. Gross profit decreased 12%, Operating expense decreased 4% and Operating income decreased 40% when compared to the same period in 2012.

Net earnings for the first quarter of 2013 decreased 43% from the prior year primarily due to lower operating income offset partially by a lower effective tax rate.  Net earnings for the first quarter of 2013 included $9.1 million of pre-tax restructuring-related charges and project costs as well as $17.8 million of pre-tax acquisition-related adjustments.  Net earnings for the first quarter of 2012 included $10.0 million of pre-tax restructuring-related charges and project costs as well as $9.7 million of pre-tax acquisition-related adjustments.

Revenue

Revenue declined YTY driven by the planned exit from inkjet technologies, lower laser supplies revenue and a global general weaker demand environment.

For the first quarter of 2013, consolidated revenue decreased 11% YTY, of which approximately 6% was due to the Company’s exit of inkjet technology and 1% was due to the negative impact of currency.

The following table provides a breakdown of the Company’s revenue by segment:

	Three Months Ended March 31
(Dollars in millions)	2013	2012	% Change
ISS	$840.1	$963.0	(12.8	) %
Perceptive Software	44.2	29.5	49.8
Total revenue	$884.3	$992.5	(10.9	) %

ISS

During the first quarter of 2013, ISS revenue decreased 13% compared to prior year, of which approximately 6% was due to the Company’s exit of inkjet technology and 1% was due to the negative impact of currency. Hardware revenue declined 9% YTY and laser hardware revenue declined 5% YTY.  Large workgroup laser hardware revenue, which represented about 83% of total hardware revenue for the quarter ended March 31, 2013, was down 2% YTY reflecting a 4% decline in units, partially offset by a 2% increase in average unit revenue (“AUR”).  Small workgroup laser hardware revenue, which for the quarter ended March 31, 2013 represented 16% of total hardware revenue, declined 19% YTY driven by an 18% decline in units. Small workgroup AUR declined 1%. Inkjet exit hardware revenue, which for the quarter ended March 31, 2013 represented 1% of total hardware revenue, declined 78% YTY as the Company exits inkjet technology.  Supplies revenue for the quarter ended March 31, 2013 was down 16% compared to the same period in 2012 with laser supplies revenue declining 11% YTY. Inkjet exit supplies revenue declined 31% YTY due to ongoing and expected declines in the inkjet install base as the Company exits inkjet technology.  The Company uses the term “large workgroup” to include departmental, large workgroup, and medium workgroup lasers, dot matrix printers and options.  The term “small workgroup” includes small workgroup and personal lasers.

Perceptive Software

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

For the quarter ended March 31, 2013, revenue for Perceptive Software increased 50% compared to the same period in 2012. During the quarter, Perceptive Software saw strong placements of content and intelligent capture solutions. Excluding the impact of acquisition-related adjustments, revenue for Perceptive Software for the quarter ended March 31, 2013 increased 54% YTY.  The 2013 and 2012 financial results for the Perceptive Software reportable segment include only the activity occurring after the dates of acquisitions.

See “Acquisition-related Adjustments” section that follows for further discussion.

Revenue by geography

The following table provides a breakdown of the Company’s revenue by geography:

	Three Months Ended March 31
(Dollars in millions)	2013	2012	% Change
United States	$375.4	$423.0	(11.3	) %
Europe, the Middle East & Africa ("EMEA")	335.1	368.1	(9.0)
Other International	173.8	201.4	(13.7)
Total revenue	$884.3	$992.5	(10.9	) %

For the quarter ended March 31, 2013, the decline in revenues compared to the same period in 2012, for all regions, principally reflects the impact of the Company’s planned exit from inkjet technologies and the weakened global demand environment. For the three months ended March 31, 2013, currency exchange rates had a 1%, YTY unfavorable impact on Total revenue.

Gross Profit

The following table provides gross profit information:

	Three Months Ended March 31
(Dollars in millions)	2013	2012	Change
Gross profit dollars	$334.6	$381.4	(12.3	) %
% of revenue	37.8%	38.4%	-0.6 pts

For the three months ended March 31, 2013, consolidated gross profit decreased 12% while gross profit as a percentage of revenue decreased only slightly by 0.6 percentage points compared to the same period in 2012. Gross profit for the three months ended March 31, 2013 included $7.4 million of pre-tax restructuring-related charges and project costs as well as $10.6 million of pre-tax acquisition-related adjustments.  Gross profit for the three months ended March 31, 2012 included $4.3 million of pre-tax restructuring-related charges and project costs as well as $5.7 million of pre-tax acquisition-related adjustments.

Gross profit margin versus the same period in 2012 was impacted by a 2.0 percentage point YTY increase due to a favorable mix shift driven by lower inkjet hardware volume and higher license and subscriptions revenue, offset by a 1.6 percentage point decrease YTY due to unfavorable product margins, as well as by a 1.0 percentage point decrease due to higher YTY cost of restructuring and acquisition-related activities.

See “Restructuring and Related Charges and Project Costs” and “Acquisition-related Adjustments” sections that follow for further discussion.

Operating Expense

The following table presents information regarding the Company’s operating expenses during the periods indicated:

	Three Months Ended March 31
	2013		2012
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev
Research and development	$81.6	9.2%	$96.7	9.7%
Selling, general & administrative	203.0	23.0	190.6	19.2
Restructuring and related charges (reversals)	(4.0)	(0.5)	4.7	0.5
Total operating expense	$280.6	31.7%	$292.0	29.4%

For the quarter ended March 31, 2013, Total operating expense decreased 4% compared to the same period in 2012. The decrease was primarily due to lower research and development expenses in the ISS segment driven by the Company’s 2012 restructuring actions and solid overall expense management, partially offset by increased investment in Perceptive Software.

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2013 increased YTY due to increases in the Perceptive Software segment.  The increase was driven by recent acquisitions as well as investments made to grow Perceptive Software.  The increase in Perceptive Software segment SG&A was partially offset by lower SG&A spending in the ISS segment, principally due to the Company’s 2012 restructuring actions.

See discussion below of restructuring and related charges and project costs and acquisition-related adjustments included in the Company’s operating expenses for the periods presented in the table above.

For the three months ended March 31, 2013, the Company incurred $1.7 million of pre-tax restructuring and related charges and project costs due to the Company’s restructuring plans. Of that amount, $5.7 million is included in Selling, general and administrative while $(4.0) million is included in Restructuring and related (reversals) charges on the Company’s Consolidated Condensed Statements of Earnings.  Additionally, the Company incurred $7.2 million of pre-tax costs associated with its recent acquisitions, of which $7.0 million is included in Selling, general, and administrative and $0.2 million is included in Research and development on the Company’s Consolidated Condensed Statements of Earnings.

For the three months ended March 31, 2012, the Company incurred $5.7 million of pre-tax restructuring and related charges and project costs due to the Company’s restructuring plans. Of that amount, $1.0 million is included in Selling, general and administrative while $4.7 million is included in Restructuring and related (reversals) charges on the Company’s Consolidated Condensed Statements of Earnings.  Additionally, the Company incurred $4.0 million of pre-tax costs associated with its recent acquisitions, of which $3.9 million is included in Selling, general, and administrative and $0.1 million is included in Research and development on the Company’s Consolidated Condensed Statements of Earnings.

See “Restructuring and Related Charges and Project Costs” and “Acquisition-related Adjustments” sections that follow for further discussion.

Operating Income (Loss)

The following table provides operating income by segment:

	Three Months Ended March 31
(Dollars in millions)	2013	2012	Change
ISS	$156.5	$178.0	(12.1)%
% of segment revenue	18.6%	18.5%	0.1	pts

Perceptive Software	(22.8)	(15.9)	(43.4)%
% of segment revenue	(51.6)%	(53.9)%	2.3	pts

All other	(79.7)	(72.7)	(9.6)%
Total operating income (loss)	$54.0	$89.4	(39.6)%
% of total revenue	6.1%	9.0%	-2.9	pts

For the three months ended March 31, 2013, the decrease in consolidated operating income from the same period in 2012 reflected lower operating income in both the ISS and Perceptive Software segments and in All other.  The lower ISS operating income is driven by the decline in inkjet supplies as the Company exits the Inkjet technology as well as by lower laser supplies revenue, partially offset by reduced operating expenses due to the Company’s 2012 restructuring actions.  The increase in operating loss for Perceptive Software reflects greater operating expense in both research and development and SG&A, as acquisitions and investments are made to expand software and solutions offerings, and sales and marketing capabilities.

For the three months ended March 31, 2013, the Company incurred total pre-tax restructuring-related charges and project costs related to the Company’s restructuring plans of $6.1 million in ISS and $3.0 million in All other as well as pre-tax acquisition-related items of $15.1 million primarily in the Perceptive Software and $2.7 million primarily in All other.

For the three months ended March 31, 2012, the Company incurred total pre-tax restructuring-related charges and project costs related to the Company’s restructuring plans of $9.6 million in ISS and $0.4 million in All other as well as pre-tax acquisition-related items of $8.1 million primarily in the Perceptive Software and $1.6 million in All other.

See “Restructuring and Related Charges and Project Costs” and “Acquisition-related Adjustments” sections that follow for further discussion.

Interest and Other

The following table provides interest and other information:	Three Months Ended March 31
(Dollars in millions)	2013	2012
Interest expense (income), net	$9.5	$7.1
Other expense (income), net	1.0	0.2
Loss on extinguishment of debt	3.3	-
Total interest and other expense (income), net	$13.8	$7.3

During the first quarter of 2013, total interest and other expense (income), net, was an expense of $13.8 million, an 89% increase compared to expense of $7.3 million in the first quarter of 2012. The loss of $3.3 million on extinguishment of debt is comprised of $3.2 million of premium paid upon repayment of the Company’s 2013 senior notes and $0.1 million related to the write-off of related debt issuance costs. The YTY increase in interest expense is primarily due to the addition of $400 million in debt outstanding related to the Company’s public debt offering in March 2013.

Provision for Income Taxes and Related Matters

The Provision for income taxes for the three months ended March 31, 2013, was an expense of $5.4 million or an effective tax rate of 13.5%, compared to an expense of $21.3 million or an effective tax rate of 26.0% for the three months ended March 31, 2012.  The difference in these rates (excluding discrete items) is primarily due to a shift in the expected geographic distribution of earnings for 2013.  For the three months ended March 31, 2013, the Company decreased income tax expense by $5.2 million in recognition of several discrete items.  Of this amount, $6.0 million is related to the reenactment of the research and experimentation credit for the year 2012.  The remaining $0.8 million increase in tax expense is primarily related to years prior to 2013.  For the three months ended March 31, 2012, the Company increased income tax expense by $1.0 million in recognition of several discrete items, all of which were adjustments to amounts accrued for tax years prior to 2012.

Net Earnings and Earnings per Share

The following table summarizes net earnings and basic and diluted net earnings per share:

	Three Months Ended March 31
(Dollars in millions, except per share amounts)	2013	2012
Net earnings	$34.8	$60.8

Basic earnings per share	$0.55	$0.85
Diluted earnings per share	$0.54	$0.84

Net earnings for the three months ended March 31, 2013 decreased 43% from the prior year primarily due to decreased operating income offset partially by a lower effective tax rate.

For the three months ended March 31, 2013, the YTY decrease in basic and diluted earnings per share was primarily due to decreased earnings partially offset by an 11% reduction in shares outstanding.

RESTRUCTURING AND RELATED CHARGES AND PROJECT COSTS

Summary of Restructuring Impacts

The Company’s 2013 financial results are impacted by its restructuring plans and related projects. Project costs consist of additional charges related to the execution of the restructuring plans.  These project costs are incremental to the Company’s normal operating charges and are expensed as incurred, and include such items as compensation costs for overlap staffing, travel expenses, consulting costs and training costs.

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

In April 2013, the Company entered into an agreement to sell certain inkjet technology and related assets. Refer to Note 3 of the Notes to Consolidated Condensed Financial Statements for more information.

The 2012 Restructuring Actions are expected to impact about 1,525 positions worldwide, including 300 manufacturing positions. The 2012 Restructuring Actions will result in total pre-tax charges, including project costs, of approximately $192 million with $135.8 million incurred to date, approximately $30.9 million to be incurred in 2013 and the remaining $25.3 million to be incurred in 2014 and 2015. The Company expects the total cash costs of the 2012 Restructuring Actions to be approximately $93 million with $64.3 million incurred to date, $25.7 million impacting the remainder of 2013, and the remaining $3 million impacting 2014 and 2015.  The anticipated timing of cash outlays for the 2012 Restructuring Actions is $27 million for the remainder of 2013 and $12 million in 2014 and 2015, with cash outlays of approximately $38 million in 2012 and $16 million in the first quarter of 2013.

Lexmark expects the 2012 Restructuring Actions to generate savings of approximately $113 million in both 2013 and 2014, with ongoing annual savings beginning in 2015 of approximately $123 million, of which approximately $85 million will be cash savings. These ongoing savings should be split approximately 65% to operating expense and 35% to cost of revenue. The Company expects these actions to be complete by the end of 2015.

Refer to Note 5 of the Notes to Consolidated Condensed Financial Statements for a description of the Company’s Other Restructuring Actions. The Other Restructuring Actions are substantially completed and any remaining charges to be incurred are expected to be immaterial.

Refer to Note 5 of the Notes to Consolidated Condensed Financial Statements for a rollforward of the liability incurred for the 2012 Restructuring Actions and the Other Restructuring Actions.

Impact to 2013 Financial Results

For the three months ended March 31, 2013, the Company incurred charges (reversals), including project costs, of $9.1 million for its restructuring plans as follows:

(Dollars in millions)	2012 Actions Restructuring-related Charges (Note 5)	2012 Actions Restructuring-related Project Costs	2012 Actions Total	Total
Accelerated depreciation charges	$4.2	$-	$4.2	$4.2
Excess components and other inventory-related charges	5.0	-	5.0	5.0
Employee termination benefit charges	(4.0)	-	(4.0)	(4.0)
Project costs	-	3.9	3.9	3.9
Total restructuring-related charges/project costs	$5.2	$3.9	$9.1	$9.1

The Company incurred accelerated depreciation charges of $2.2 million and $2.0 million, respectively, in Restructuring-related costs and Selling, general and administrative on the Consolidated Condensed Statements of Earnings. Excess components and other inventory-related charges of $5.0 million were incurred in Restructuring

-related costs on the Consolidated Condensed Statements of Earnings. Total employee termination benefit charges (reversals) of $(4.0) million are included in Restructuring and related (reversals) charges, and restructuring-related project costs of $0.2 million and $3.7 million, respectively, are included in Restructuring-related costs and Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings. The $(4.0) million reversal for employee termination benefit charges is due to a revision in assumptions regarding reductions in workforce, driven by the inclusion of one of the Company’s subsidiaries in the sale of inkjet technology and related assets that closed in the second quarter of 2013.

For the three months ended March 31, 2013, the Company incurred restructuring and related charges and project costs related to the 2012 Restructuring Actions of $6.1 million in ISS and $3.0 million in All other. The Company incurred no restructuring or related charges related to the Other Restructuring Actions in the first quarter of 2013.

Impact to 2012 Financial Results

For the three months ended March 31, 2012, the Company incurred charges, including project costs, of $10.0 million for its restructuring plans as follows:

(Dollars in millions)	2012 Actions Restructuring-related Charges (Note 5)	2012 Actions Restructuring-related Project Costs	2012 Actions Total	Other Actions Restructuring-related Charges (Note 5)	Other Actions Restructuring-related Project Costs	Other Actions Total	Total
Accelerated depreciation charges	$4.3	$-	$4.3	$0.2	$-	$0.2	$4.5
Employee termination benefit charges	4.1	-	4.1	0.6	-	0.6	4.7
Project costs	-	0.7	0.7	-	0.1	0.1	0.8
Total restructuring-related charges/project costs	$8.4	$0.7	$9.1	$0.8	$0.1	$0.9	$10.0

Related to the 2012 Restructuring Actions and Other Restructuring Actions, the Company incurred accelerated depreciation charges of $4.3 million and $0.2 million, respectively, in Restructuring-related costs and Selling, general and administrative on the Consolidated Condensed Statements of Earnings. Total employee termination benefit charges of $4.7 million are included in Restructuring and related (reversals) charges, and restructuring-related project costs of $0.8 million are included in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings.

For the three months ended March 31, 2012, the Company incurred restructuring and related charges and project costs related to the 2012 Restructuring Actions of $9.1 million in ISS. The Company incurred restructuring and related charges and project costs related to Other Restructuring Actions of $0.5 million in ISS and $0.4 million in All other.

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

Pre-tax acquisition-related adjustments affected the Company’s financial results as follows:

	Three Months Ended March 31
(Dollars in Millions)	2013	2012
Reduction in revenue	$2.1	$0.4
Amortization of intangible assets	13.0	7.7
Acquisition and integration costs	2.7	1.6
Total acquisition-related adjustments	$17.8	$9.7

Reductions in revenue result from business combination accounting rules when deferred revenue balances for service contracts assumed as part of acquisitions are adjusted down to fair value. Fair value approximates the cost of fulfilling the service obligation, plus a reasonable profit margin. Subsequent to acquisitions, the Company analyzes the amount of amortized revenue that would have been recognized had the acquired company remained independent and had the deferred revenue balances not been adjusted to fair value. The $2.1 million and $0.4 million downward adjustments to revenue for the three months ended March 31, 2013 and March 31, 2012, respectively, are reflected in revenue presented on the Company’s Consolidated Condensed Statements of Earnings. The Company expects pre-tax reductions in revenue of approximately $10 million for the remainder of 2013. For full year 2014, the Company expects pre-tax reductions in revenue of approximately $1 million.

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

Amortization of intangible assets:

	Three Months Ended March 31
(Dollars in Millions)	2013	2012
Recorded in cost of product revenue	$8.5	$5.3
Recorded in Research and development	0.2	0.1
Recorded in Selling, general and administrative	4.3	2.3
Total amortization of intangible assets	$13.0	$7.7

The Company expects pre-tax charges for the amortization of intangible assets of approximately $40 million for the remainder of 2013 with approximately $13 million expected in the second quarter of 2013.  For full year 2014, the Company expects charges for the amortization of intangible assets of approximately $50 million.

In connection with its acquisitions, the Company incurs acquisition and integration expenses that would not have been incurred otherwise. The acquisition costs include items such as investment banking fees, legal and accounting fees, and costs of retention bonus programs for the senior management of the acquired company. Integration costs may consist of information technology expenses including certain costs for software and systems to be implemented in acquired companies, consulting costs and travel expenses as well as non-cash charges related to the abandonment of assets under construction by the Company that are determined to be duplicative of assets of the acquired company. The costs are expensed as incurred, and can vary substantially in size from one period to the next.

For the three months ended March 31, 2013 and 2012 the Company incurred $2.7 million and $1.6 million, respectively, in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings for acquisition and integration costs. The Company expects pre-tax adjustments for acquisition and integration expenses of approximately $6 million for the remainder of 2013 and approximately $2 million for 2014.

Reductions in revenue and amortization of intangible assets were recognized primarily in the Perceptive Software reportable segment. Acquisition and integration costs were recognized primarily in All other.

FINANCIAL CONDITION

Lexmark’s financial position remains strong at March 31, 2013, with working capital of $881.8 million compared to $476.6 million at December 31, 2012. The $405.2 million increase in working capital accounts was primarily due to the $350.0 million decrease in Current portion of long-term debt driven by the repayment of the 5.90% senior notes that were due on June 1, 2013.  These were paid by utilizing a portion of the net proceeds of $396.8 received from the issuance of long-term debt in the first quarter.  Additionally, the $61.9 million decrease in Accrued liabilities contributed to the increase in working capital driven partly by payments for income taxes, restructuring, and annual bonuses.

At March 31, 2013 and December 31, 2012, the Company had senior note debt of $699.6 million and $649.6 million, respectively. The Company had no amounts outstanding under its U.S. trade receivables financing program or its revolving credit facility at March 31, 2013 or December 31, 2012.

The debt to total capital ratio was stable at 35% at March 31, 2013 and 34% at December 31, 2012. The debt to total capital ratio is calculated by dividing the Company’s outstanding debt by the sum of its outstanding debt and total stockholders’ equity.

The following table summarizes the results of the Company’s Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31
(Dollars in millions)	2013	2012
Net cash flow provided by (used for):
Operating activities	$37.9	$92.1
Investing activities	(108.4)	(218.8)
Financing activities	7.5	(44.6)
Effect of exchange rate changes on cash	0.3	1.4
Net change in cash and cash equivalents	$(62.7)	$(169.9)

The Company’s primary source of liquidity has been cash generated by operations, which generally has been sufficient to allow the Company to fund its working capital needs and finance its capital expenditures and acquisitions. Refer to the Financing activities section which follows for information regarding the Company’s debt activity during the first quarter of 2013. Management believes that cash provided by operations will be sufficient on a worldwide basis to meet operating and capital needs as well as the funding of expected dividends and share repurchases for the next twelve months. However, in the event that cash from operations is not sufficient, the Company has substantial cash and cash equivalents and current marketable securities balances and other potential sources of liquidity through utilization of its trade receivables financing program and revolving credit facility or access to the private and public debt markets. The Company may choose to use these sources of liquidity from time to time, including during 2013, to fund strategic acquisitions, dividends, and/or share repurchases.

As of March 31, 2013, the Company held $880.0 million in Cash and cash equivalents and current Marketable securities. The Company’s ability to fund operations from these balances could be limited by the liquidity in the market as well as possible tax implications of moving proceeds across jurisdictions. Of this amount, approximately $845.5 million of Cash and cash equivalents and current Marketable securities were held by foreign subsidiaries. The Company utilizes a variety of financing strategies with the objective of having its worldwide cash available in the locations where it is needed. However, if amounts held by foreign subsidiaries were needed to fund operations in the U.S., the Company could be required to accrue and pay taxes to repatriate a large portion of these funds. The Company’s intent is to permanently reinvest undistributed earnings of low tax rate foreign subsidiaries and current plans do not demonstrate a need to repatriate earnings to fund operations in the U.S.

As of December 31, 2012, the Company held $905.8 million in Cash and cash equivalents and current Marketable securities. Of this amount, approximately $869.8 million of Cash and cash equivalents and current Marketable securities were held by foreign subsidiaries.

A discussion of the Company’s additional sources of liquidity is included in the Financing activities section to follow.

Operating activities

The amount of cash flow from operations the Company generated during the first quarter of 2013, decreased when compared to the first quarter of 2012. The $54.2 million decrease in cash flow from operating activities for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, was driven by the following factors.

The changes in Accrued liabilities and Other assets and liabilities, collectively, for the first quarter of 2013 compared to 2012, resulted in an unfavorable YTY impact of $44.0 million. The largest factors behind the YTY movement included cash paid for income taxes, and early settlement of the 2013 senior notes.  Cash paid for income taxes in the first quarter of 2013 included an $8.5 million U.S. federal extension payment related to the 2012 tax year.  Conversely, in the first quarter of 2012, there was a $10.0 million U.S. federal tax refund received. Cash paid for the early settlement of the 2013 senior notes included interest and premium in the first quarter of 2013 of $10.0 million with no similar event in the first quarter of 2012.

Changes in Accounts payable balances for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, contributed to the unfavorable YTY impact by $26.0 million. Accounts payable decreased $42.9 million during the first quarter of 2013 and decreased $16.9 million during the first quarter of 2012. The decrease in the first quarter of 2013 was driven by decreased spending. The decrease in the first quarter of 2012 was driven by decreased spending, related mostly to production, coupled with a longer payment cycle.

Net earnings decreased $26.0 million for the first quarter of 2013 as compared to the first quarter of 2012.

The reduction in Inventories balances was $5.9 million less in the first quarter of 2013 compared to that of 2012. Inventories decreased $1.0 million during the first quarter of 2013 and $6.9 million during the first quarter of 2012.

The activities above were partially offset by the following factors.

Trade receivables balances for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, reduced the unfavorable YTY impact of the factors above by $39.8 million, excluding receivables recognized from business combinations. Trade receivables decreased $31.4 million during the first quarter of 2013 and increased $8.4 million during the first quarter of 2012.  This fluctuation is driven largely by the decrease in revenue.

     Cash conversion days
	Mar-13	Dec-12	Mar-12	Dec-11
Days of sales outstanding	50	49	43	39
Days of inventory	45	39	48	45
Days of payables	77	72	70	66
Cash conversion days	18	16	22	18

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

     Other Notable Operating Activities

As of March 31, 2013 and December 31, 2012, the Company had accrued approximately $59.7 million and $64.4 million, respectively, for pending copyright fee issues, including litigation proceedings, local legislative initiatives and/or negotiations with the parties involved. These accruals are included in Accrued liabilities on the Consolidated Condensed Statements of Financial Position. Refer to Note 16 of the Notes to Consolidated Condensed Financial Statements for additional information. The payment(s) of these fees could have a material impact on the Company’s future operating cash flows.

Investing activities

The $110.4 million decrease in net cash flows used for investing activities for the first quarter of 2013, compared to the first quarter of 2012, was driven by the $176.6 million YTY net decrease in cash flows used for business acquisitions, offset partially by the net increase of $71.3 million in marketable securities investments.

The Company’s business acquisitions, marketable securities and capital expenditures are discussed below.

     Business acquisitions

In the three months ending March 31, 2013, cash flow used to acquire AccessVia and Twistage of $28.1 million was less than the first quarter 2012 acquisitions of $204.7 million for Brainware, ISYS and Nolij. AccessVia is an industry-leading paper and digital signage solution for the retail marketplace, that when combined with Lexmark’s MPS and expertise in delivering print and document process solutions to the retail market, will enable customers to quickly design and produce in-store signage for better and more timely merchandising in a highly distributed store environment.  Twistage is an industry-leading pure cloud platform for managing video, audio, and image content, that when combined with Lexmark, will enable customers to capture, manage, and access all of their content, including rich media content assets, within the context of their business processes and enterprise applications.

Refer to Note 3 of the Notes to Consolidated Condensed Financial Statements for additional information regarding business combinations.

     Marketable securities

The Company increased its marketable securities investments by $37.2 million in the first quarter of 2013 compared to a decrease of $34.1 million in its marketable securities investments in the first quarter of 2012. The Company was able to invest more in marketable securities in 2013 due to the lower amount of cash paid for businesses acquired discussed above, as well as first quarter debt activities discussed in financing activities to follow.

The Company’s investments in marketable securities are classified and accounted for as available-for-sale and reported at fair value. At March 31, 2013 and December 31, 2012, the Company’s marketable securities portfolio consisted of asset-backed and mortgage-backed securities, corporate debt securities, preferred and municipal debt securities, U.S. government and agency debt securities, international government securities, commercial paper and certificates of deposit. The Company’s auction rate securities, valued at $6.5 million and $6.3 million at March 31, 2013 and December 31, 2012, respectively, are reported in the noncurrent assets section of the Company’s Consolidated Condensed Statements of Financial Position.

The marketable securities portfolio held by the Company contains market risk (including interest rate risk) and credit risk. These risks are managed through the Company’s investment policy and investment management contracts with professional asset managers, which require sector diversification, limitations on maturity and duration, minimum credit quality and other criteria. The Company also maintains adequate issuer diversification through strict issuer limits except for securities issued or backed by the U.S. government or its agencies. The Company’s ability to access the portfolio to fund operations could be limited by the liquidity in the market as well as possible tax implications of moving proceeds across jurisdictions.

The Company assesses its marketable securities for other-than-temporary declines in value in accordance with the model provided under the FASB’s guidance. There were no major developments in the first quarter of 2013 or the first quarter of 2012 with respect to OTTI of the Company’s marketable securities. Specifically regarding the Company’s auction rate securities, the most illiquid securities in the portfolio, no credit losses have been incurred. Because of the Company’s liquidity position, it is not more likely than not that the Company will be required to sell the auction rate securities until liquidity in the market or optional issuer redemption occurs. The Company could also hold the securities to maturity if it chooses. Additionally, if Lexmark required capital, the Company has available liquidity through its trade receivables facility and revolving credit facility. Given these circumstances, the Company would only have to recognize OTTI on its auction rate securities if the present value of the expected cash flows is less than the amortized cost of the individual security.

Level 3 fair value measurements are based on inputs that are unobservable and significant to the overall valuation. Level 3 measurements were 1.8% of the Company’s total available-for-sale marketable securities portfolio at March 31, 2013 compared to 2.1% at December 31, 2012.

Refer to Note 2 of the Notes to Consolidated Condensed Financial Statements for additional information regarding fair value measurements and Level 3 activity. Refer to Note 7 of the Notes to Consolidated Condensed Financial Statements for additional information regarding marketable securities.

     Capital expenditures

For the three months ended March 31, 2013 and 2012, the Company spent $43.0 million and $48.2 million, respectively, on capital expenditures. The capital expenditures for 2013 principally related to infrastructure support and new product development. The Company expects capital expenditures to be approximately $185 million for full year 2013, compared to full year 2012 capital expenditures of $162.2 million. Capital expenditures for 2013 will be attributable mostly to infrastructure support and new product development and are expected to be funded through cash from operations; however, if necessary, the Company may use existing cash and cash equivalents, proceeds from sales of marketable securities or additional sources of liquidity as discussed below.

Financing activities

Cash flows provided by financing activities were $7.5 million for the first quarter of 2013 and cash flows used for financing activities were $44.6 million for the first quarter of 2012. The YTY fluctuation was primarily due to the net source of funds of $51.7 for the changes in the Company’s outstanding debt. Additional information regarding the Company’s senior note debt, intra-period financing activities and certain historical financing activities of the Company is included in the sections below.

     Senior note debt

In March 2013, the Company completed a public debt offering of $400.0 million aggregate principal amount of fixed rate senior unsecured notes. The seven-year notes with an aggregate principal amount of $400.0 million and 5.125% coupon were priced at 99.998% to have an effective yield to maturity of 5.125% and will mature March 15, 2020 (referred to as the “2020 senior notes”). The notes will rank equally with all existing and future senior unsecured indebtedness. The ten-year notes, from the May 2008 public debt offering, with an aggregate principal amount of $300 million and 6.65% coupon were priced at 99.73% to have an effective yield to maturity of 6.687% and will mature June 1, 2018 (referred to as the “2018 senior notes”). At March 31, 2013, the outstanding balance of long-term debt was $699.6 million (net of unamortized discount of $0.4 million).

The 2020 senior notes will pay interest on March 15 and September 15 of each year, beginning September 15, 2013. The 2018 senior notes pay interest on June 1 and December 1 of each year. The interest rate payable on the notes of each series will be subject to adjustments from time to time if either Moody’s Investors Service, Inc. or Standard and Poor’s Ratings Services downgrades the debt rating assigned to the notes to a level below investment grade, or subsequently upgrades the ratings.

The senior notes contain typical restrictions on liens, sale leaseback transactions, mergers and sales of assets. There are no sinking fund requirements on the senior notes and they may be redeemed at any time at the option of the Company, at a redemption price as described in the related indenture agreements, as supplemented and amended, in whole or in part.  If a “change of control triggering event” as defined below occurs, the Company will be required to make an offer to repurchase the notes in cash from the holders at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest to, but not including, the date of repurchase.  A “change of control triggering event” is defined as the occurrence of both a change of control and a downgrade in the debt rating assigned to the notes to a level below investment grade.

In March 2013, the Company repaid its $350.0 million principal amount of 5.90% senior notes that were due on June 1, 2013 (referred to as the “2013 senior notes”). A loss of $3.3 million was recognized in the Consolidated Condensed Statements of Earnings, related to $3.2 million of premium paid upon repayment and $0.1 million related to the write-off of related debt issuance costs.

The Company used a portion of the net proceeds from the 2020 senior notes offering to extinguish the 2013 senior notes and intends to use the remaining net proceeds for general corporate purposes, including to fund share repurchases, fund dividends, finance acquisitions, finance capital expenditures and operating expenses and invest in any subsidiaries.

     Intra-period financing activities

The Company used its trade receivables facility, bank overdrafts, and other financing sources to supplement daily cash needs of the Company and its subsidiaries in the first quarter of 2013 and 2012. Such borrowings were repaid in relatively short periods of time and were not material to the Company’s overall liquidity.

     Share repurchases and dividend payments

The Company’s capital return framework is to return, on average, more than 50 percent of free cash flow to its shareholders through dividends and share repurchases.  For the three months ended March 31, 2013, the Company repurchased approximately 0.9 million shares at a cost of approximately $21 million.  For the three months ended March 31, 2012, the Company repurchased approximately 0.8 million shares at a cost of $30 million.  As of March 31, 2013, there was approximately $230 million of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors.

Refer to Note 11 of the Notes to Consolidated Condensed Financial Statements for a discussion of the accounting for the ASR Agreement.  Refer to Note 18 of the Notes to Consolidated Condensed Financial Statements for information regarding the ASR Agreement entered into subsequent to the date of the financial statements.

On February 21, 2013, the Company’s Board of Directors declared a cash dividend of $0.30 per share. The cash dividend was paid on March 15, 2013, to shareholders of record as of the close of business on March 4, 2013. Future declarations of quarterly dividends are subject to approval by the Board of Directors and may be adjusted as business needs or market conditions change.

Refer to Note 18 of the Notes to Consolidated Condensed Financial Statements for information regarding dividend activity that occurred subsequent to the date of the financial statements.

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

In September 2012, the agreement was amended by extending the term of the facility to September 27, 2013. The maximum capital availability under the facility remains at $125 million under the amended agreement. There were no secured borrowings outstanding under the trade receivables facility at March 31, 2013 or December 31, 2012.

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

     Revolving credit facility

Effective January 18, 2012, Lexmark entered into a $350 million 5-year senior, unsecured, multicurrency revolving credit facility that includes the availability of swingline loans and multicurrency letters of credit. The Credit Agreement replaced the Company’s $300 million 3-year Multicurrency Revolving Credit Agreement entered into on August 17, 2009.

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

As of March 31, 2013 and December 31, 2012, there were no amounts outstanding under the revolving credit facility.

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

The Company was in compliance with all covenants and other requirements set forth in its debt agreements at March 31, 2013. The Company believes that it is reasonably likely that it will continue to be in compliance with such covenants in the near future.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 17 of the Notes to Consolidated Condensed Financial Statements in Item 1 for a description of recent accounting pronouncements which is incorporated herein by reference. There are no known material changes and trends nor any recognized future impact of new accounting guidance beyond the disclosures provided in Note 17.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s financial instruments and positions represents the potential loss arising from adverse changes in interest rates and foreign currency exchange rates.

Interest Rates

At March 31, 2013, the fair value of the Company’s senior notes was estimated at $741.4 million based on the prices the bonds have recently traded in the market as well as the overall market conditions on the date of valuation, stated coupon rates, the number of coupon payments each year and the maturity dates. The fair value of the senior notes exceeded the carrying value as recorded in the Consolidated Condensed Statements of Financial Position at March 31, 2013 by approximately $41.8 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $17.3 million at March 31, 2013.

See Note 2 in Item 1 and the section titled “FINANCIAL CONDITION - Investing activities:” in Item 2 of this report for a discussion of the Company’s auction rate securities portfolio, both of which are incorporated herein by reference.

Foreign Currency Exchange Rates

Foreign currency exposures arise from transactions denominated in a currency other than the functional currency of the Company or the respective foreign currency of each of the Company’s subsidiaries. The primary currencies to which the Company was exposed on a transaction basis as of the end of the first quarter include the Euro, British pound, Canadian dollar, Philippine peso, Mexican peso, Swiss franc, Australian dollar and Swedish krona. The Company primarily hedges its transaction foreign exchange exposures with foreign currency forward contracts with maturity dates of approximately three months or less. The potential loss in fair value at March 31, 2013 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $11.8 million. This loss would be mitigated by corresponding gains on the underlying exposures.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the first quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II.  OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

The information required by this item is set forth in Note 16 of the Notes to the Consolidated Condensed Financial Statements, and is incorporated herein by reference.  Other than the material developments reported in Note 16, there have been no material developments to the legal proceedings previously disclosed in Part II, Item 8, Note 19 of the Company's 2012 Annual Report on Form 10-K.

Item 1A.     RISK FACTORS

There have been no material changes in the Company’s risk factors that have been previously disclosed in Part I, Item 1A of the Company’s 2012 Annual Report on Form 10-K.

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the repurchases of the Company’s Class A Common Stock in the quarter ended March 31, 2013:

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)(2)
January 1 - 31, 2013	-	$-	-	$250.9
February 1- 28, 2013	895,538	23.45	895,538	229.9
March 1 - 31, 2013	-	-	-	229.9
Total	895,538	$23.45	895,538

(1)	Information regarding the Company’s share repurchases can be found in Note 11, Stockholders’ Equity, of the Notes to the Consolidated Condensed Financial Statements.

(2)
On January 29, 2013, the Company entered into an Accelerated Share Repurchase (“ASR”) Agreement with a financial institution counterparty. Under the terms of the ASR Agreement, the Company paid $21.0 million targeting approximately 0.9 million shares based on the closing price of the Company’s Class A Common Stock on January 29, 2013. On February 1, 2013, the Company took delivery of 85% of the shares, or approximately 0.8 million shares at a cost of $18 million. On February 20, 2013, the counterparty delivered approximately 0.1 million additional shares in final settlement of the agreement, bringing the total shares repurchased under the ASR to approximately 0.9 million shares at an average price per share of $23.45.

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

Lexmark International, Inc.
(Registrant)

May 9, 2013

/s/ John W. Gamble, Jr.
John W. Gamble, Jr.
Executive V.P. and Chief Financial Officer

EXHIBIT INDEX

Exhibits:

10.1	Master Inkjet Sale Agreement among Funai Electric Company, Ltd., Lexmark International, Inc. and Lexmark International Technology, S.A., dated April 1, 2013.

31.1	Certification of Chairman and Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Statements of Earnings for the three months ended March 31, 2013 and 2012, (ii) the Consolidated Condensed Statements of Comprehensive Earnings for the three months ended March 31, 2013 and 2012, (iii) the Consolidated Condensed Statements of Financial Position at March 31, 2013 and December 31, 2012, (iv) the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and (v) the Notes to Consolidated Condensed Financial Statements.