Form 10-Q
period 2013-06-30
LEXMARK INTERNATIONAL INC /KY/
filed 2013-08-08
CIK 1001288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the Quarterly Period Ended June 30, 2013

OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from _______to _______.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]    No [X]

The registrant had 62,595,269 shares outstanding (excluding shares held in treasury) of Class A Common Stock, par value $0.01 per share, as of the close of business on July 31, 2013.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

		Page of Form 10-Q
	PART I – FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS (Unaudited)
	Consolidated Condensed Statements of Earnings
	Three and six Months Ended June 30, 2013 and 2012	2
	Consolidated Condensed Statements of Comprehensive Earnings
	Three and six Months Ended June 30, 2013 and 2012	3
	Consolidated Condensed Statements of Financial Position
	As of June 30, 2013 and December 31, 2012	4
	Consolidated Condensed Statements of Cash Flows
	Six Months Ended June 30, 2013 and 2012	5
	Notes to Consolidated Condensed Financial Statements	6
Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	34
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	50
Item 4.	CONTROLS AND PROCEDURES	51

	PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	52
Item 1A.	RISK FACTORS	52
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	52
Item 6.	EXHIBITS	52

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

PART I – FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(In Millions, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012

Revenue:
Product	$785.1	$831.4	$1,572.5	$1,746.2
Service	101.6	87.2	198.5	164.9
Total Revenue	886.7	918.6	1,771.0	1,911.1
Cost of revenue:
Product	463.6	486.7	929.0	1,023.7
Service	77.0	67.7	153.9	137.5
Restructuring-related costs	5.9	3.5	13.3	7.8
Total Cost of revenue	546.5	557.9	1,096.2	1,169.0
Gross profit	340.2	360.7	674.8	742.1

Research and development	80.6	94.4	162.2	191.1
Selling, general and administrative	204.6	205.3	407.6	395.8
Gain on sale of inkjet-related technology and assets	(73.5)	–	(73.5)	–
Restructuring and related charges (reversals)	1.2	0.8	(2.8)	5.6
Operating expense	212.9	300.5	493.5	592.5
Operating income	127.3	60.2	181.3	149.6

Interest expense (income), net	7.9	7.4	17.3	14.4
Other expense (income), net	1.5	0.4	2.5	0.7
Loss on extinguishment of debt	–	–	3.3	–
Earnings before income taxes	117.9	52.4	158.2	134.5

Provision for income taxes	29.0	13.2	34.5	34.5
Net earnings	$88.9	$39.2	$123.7	$100.0

Net earnings per share:
Basic	$1.41	$0.55	$1.95	$1.41
Diluted	$1.39	$0.55	$1.92	$1.39
Shares used in per share calculation:
Basic	63.2	70.7	63.4	71.0
Diluted	64.1	71.5	64.4	71.9
Cash dividends declared per common share	$0.30	$0.30	$0.60	$0.55

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE EARNINGS

(In Millions)

(Unaudited)

	Three Months Ended				Six Months Ended
	June 30				June 30
	2013		2012		2013		2012
Net earnings		$88.9		$39.2		$123.7		$100.0
Other comprehensive (loss) earnings:
Foreign currency translation adjustment	$(27.6)		$(24.1)		$(35.5)		$(1.1)
Pension or other postretirement benefits	4.9		5.0		11.0		11.3
Net unrealized gain (loss) on OTTI* marketable securities	–		0.6		0.1		0.5
Net unrealized (loss) gain on marketable securities	(1.6)		(0.3)		(2.0)		1.4
Forward starting interest rate swap designated as a cash flow hedge	–		–		0.9		–
Total other comprehensive (loss) earnings		(24.3)		(18.8)		(25.5)		12.1
Comprehensive earnings		$64.6		$20.4		$98.2		$112.1

*Other-than-temporary impairment (“OTTI”)

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION

(In Millions, Except Par Value)

(Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$242.0	$212.4
Marketable securities	739.2	693.4
Trade receivables, net of allowances of $15.0 in 2013 and $23.6 in 2012	527.9	523.6
Inventories	272.1	277.3
Prepaid expenses and other current assets	238.6	214.6
Total current assets	2,019.8	1,921.3

Property, plant and equipment, net	791.0	845.3
Marketable securities	7.0	6.3
Goodwill	389.4	378.7
Intangibles, net	221.1	231.4
Other assets	115.4	142.0
Total assets	$3,543.7	$3,525.0

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$–	$350.0
Accounts payable	480.8	512.6
Accrued liabilities	578.0	582.1
Total current liabilities	1,058.8	1,444.7

Long-term debt	699.6	299.6
Other liabilities	473.5	499.5
Total liabilities	2,231.9	2,243.8

Contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1.6 shares authorized; no shares issued and outstanding	–	–
Common stock, $.01 par value:
Class A, 900.0 shares authorized; 63.0 and 63.9 outstanding in 2013 and 2012, respectively	1.0	1.0
Class B, 10.0 shares authorized; no shares issued and outstanding	–	–
Capital in excess of par	913.3	900.6
Retained earnings	1,591.9	1,507.5
Treasury stock, net; at cost; 32.7 and 31.1 shares in 2013 and 2012, respectively	(885.4)	(844.4)
Accumulated other comprehensive loss	(309.0)	(283.5)
Total stockholders' equity	1,311.8	1,281.2
Total liabilities and stockholders' equity	$3,543.7	$3,525.0

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In Millions)

(Unaudited)

	Six Months Ended
	June 30
	2013	2012
Cash flows from operating activities:
Net earnings	$123.7	$100.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	122.3	118.6
Deferred taxes	9.9	3.0
Stock-based compensation expense	13.3	11.4
Gain on sale of inkjet-related technology and assets	(75.3)	–
Other	(4.5)	4.0
Change in assets and liabilities, net of acquisitions and divestiture:
Trade receivables	(3.0)	(13.2)
Inventories	2.2	29.8
Accounts payable	(31.4)	(61.0)
Accrued liabilities	14.2	(60.5)
Other assets and liabilities	(44.6)	9.1
Net cash flows provided by operating activities	126.8	141.2

Cash flows from investing activities:
Purchases of property, plant and equipment	(82.3)	(86.1)
Purchases of marketable securities	(417.5)	(562.1)
Proceeds from sales of marketable securities	250.0	462.8
Proceeds from maturities of marketable securities	119.5	131.8
Purchase of businesses, net of cash acquired	(28.1)	(204.9)
Proceeds from sale of inkjet-related technology and assets, net of cash transferred	92.6	–
Other	0.7	–
Net cash flows used for investing activities	(65.1)	(258.5)

Cash flows from financing activities:
Repayment of debt	(349.4)	–
Repayment of assumed debt	–	(4.3)
Proceeds from issuance of long-term debt, net of issuance costs of $3.3	396.7	–
Payment of cash dividend	(38.0)	(38.9)
Purchase of treasury stock	(41.0)	(55.0)
Proceeds from employee stock plans	–	5.8
Other	0.5	1.6
Net cash flows used for financing activities	(31.2)	(90.8)
Effect of exchange rate changes on cash	(0.9)	(0.8)
Net change in cash and cash equivalents	29.6	(208.9)
Cash and cash equivalents - beginning of period	212.4	356.1
Cash and cash equivalents - end of period	$242.0	$147.2

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

During the first half of 2013, service revenue exceeded ten percent of total revenue and is separately stated, along with the associated cost of revenue, on the Consolidated Condensed Statements of Earnings. Service revenue includes extended warranties and professional services performed under managed print service (“MPS”) arrangements, as well as software subscriptions, maintenance and support, and other software-related services. Product revenue includes all hardware, parts, supplies and license revenue. Restructuring-related costs include accelerated depreciation charges and excess component and other inventory-related charges. In addition, the amortization of developed technology is included as cost of product revenue. Prior year amounts have been reclassified to conform to current presentation.

Refer to Note 3 of the Notes to the Consolidated Condensed Financial Statements for information regarding the first half of 2013 measurement period adjustment applied retrospectively to the Consolidated Condensed Statements of Financial Position related to the acquisition of Acuo Technologies, LLC (“Acuo”) in the fourth quarter of 2012.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	June 30, 2013				December 31, 2012
		Based on				Based on
		Quoted				Quoted
		prices in	Other			prices in	Other
		active	observable	Unobservable		active	observable	Unobservable
		markets	inputs	inputs		markets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)	Fair value	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Cash equivalents (1)
Money market funds	$141.0	$–	$141.0	$–	$102.3	$–	$102.3	$–
U.S. government and agency securities	10.0	–	10.0	–	6.0	–	6.0	–
Corporate debt securities	1.1	–	1.1	–	1.5	–	1.5	–

Available-for-sale marketable securities
Government & agency debt securities	317.4	226.4	91.0	–	334.8	244.2	90.6	–
Corporate debt securities	352.1	15.5	335.9	0.7	302.1	14.4	282.5	5.2
AB & MB securities	69.7	–	66.5	3.2	56.5	–	53.0	3.5
Total available-for-sale marketable securities - ST	739.2	241.9	493.4	3.9	693.4	258.6	426.1	8.7

Auction rate securities - municipal debt	3.6	–	–	3.6	3.3	–	–	3.3
Auction rate securities - preferred	3.4	–	–	3.4	3.0	–	–	3.0
Total available-for-sale marketable securities - LT	7.0	–	–	7.0	6.3	–	–	6.3

Foreign currency derivatives (2)	–	–	–	–	0.2	–	0.2	–

Total	$898.3	$241.9	$645.5	$10.9	$809.7	$258.6	$536.1	$15.0

Liabilities measured at fair value on a recurring basis:
Foreign currency derivatives (2)	$0.4	$–	$0.4	$–	$0.6	$–	$0.6	$–
Forward starting interest rate swap	–	–	–	–	1.4	–	1.4	–
Total	$0.4	$–	$0.4	$–	$2.0	$–	$2.0	$–

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

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the three and six months ended June 30, 2013:

Available-for-sale marketable securities

				ARS - muni	ARS -
Three Months Ended, June 30, 2013	Total Level 3	Corporate debt	AB and MB	debt	preferred
	securities	securities	securities	securities	securities
Balance, beginning of period	$13.2	$3.3	$3.4	$3.3	$3.2
Realized and unrealized gains/(losses) included in earnings (1)	–	–	–	–	–
Unrealized gains/(losses) included in OCI - OTTI securities	–	–	–	–	–
Unrealized gains/(losses) included in OCI - All other	0.5	–	–	0.3	0.2
Purchases	0.2	0.2	–	–	–
Sales	–	–	–	–	–
Maturities and paydowns	(0.2)	–	(0.2)	–	–
Transfers in (2)	–	–	–	–	–
Transfers out (2)	(2.8)	(2.8)	–	–	–
Balance, end of period	$10.9	$0.7	$3.2	$3.6	$3.4

				ARS - muni	ARS -
Six Months Ended June 30, 2013	Total Level 3	Corporate debt	AB and MB	debt	preferred
	securities	securities	securities	securities	securities
Balance, beginning of period	$15.0	$5.2	$3.5	$3.3	$3.0
Realized and unrealized gains/(losses) included in earnings (1)	–	–	–	–	–
Unrealized gains/(losses) included in OCI - OTTI securities	0.1	–	0.1	–	–
Unrealized gains/(losses) included in OCI - All other	0.7	–	–	0.3	0.4
Purchases	0.2	0.2	–	–	–
Sales	(0.6)	(0.6)	–	–	–
Maturities and paydowns	(0.4)	–	(0.4)	–	–
Transfers in (2)	–	–	–	–	–
Transfers out (2)	(4.1)	(4.1)	–	–	–
Balance, end of period	$10.9	$0.7	$3.2	$3.6	$3.4

OCI = Other comprehensive income
OTTI = Other than temporary impairment
AB = Asset-backed
MB = Mortgage-backed
ARS = Auction rate security
(1) Included in Other (income) expense, net on the Consolidated Condensed Statements of Earnings

(2) Transfers in and out of Level 3 were on a gross basis. Transfers into Level 3 resulted from the Company being unable to corroborate the prices of these securities with a sufficient level of observable market data to maintain Level 2 classification. Transfers out of Level 3 resulted from the Company being able to obtain information demonstrating that the prices were observable in the market during the periods shown.

Of the realized and unrealized losses included in earnings during the first half of 2013, none were related to Level 3 securities held by the Company at June 30, 2013.

For purposes of comparison, the following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the three and six months ended June 30, 2012:

Available-for-sale marketable securities

		Agency	Corporate		ARS - muni	ARS -
Three Months Ended, June 30, 2012	Total Level 3	debt	debt	AB and MB	debt	preferred
	securities	securities	securities	securities	securities	securities
Balance, beginning of period	$25.4	$–	$9.3	$4.4	$8.3	$3.4
Realized and unrealized gains/(losses) included in earnings (1)	0.1	–	–	0.1	–	–
Unrealized gains/(losses) included in OCI - OTTI securities	0.2	–	–	0.1	0.1	–
Unrealized gains/(losses) included in OCI - All other	0.4	–	–	–	0.6	(0.2)
Purchases	2.0	–	2.0	–	–	–
Sales and redemptions	(5.8)	–	(1.9)	(0.5)	(3.4)	–
Maturities	(1.0)	–	(1.0)	–	–	–
Transfers in (2)	6.5	1.9	4.6	–	–	–
Transfers out (2)	(0.8)	–	(0.8)	–	–	–
Balance, end of period	$27.0	$1.9	$12.2	$4.1	$5.6	$3.2

		Agency	Corporate		ARS - muni	ARS -
Six Months Ended, June 30, 2012	Total Level 3	debt	debt	AB and MB	debt	preferred
	securities	securities	securities	securities	securities	securities
Balance, beginning of period	$36.3	$1.5	$18.5	$4.8	$8.2	$3.3
Realized and unrealized gains/(losses) included in earnings (1)	0.1	–	–	0.1	–	–
Unrealized gains/(losses) included in OCI - OTTI securities	0.2	–	–	0.1	0.1	–
Unrealized gains/(losses) included in OCI - All other	0.9	–	0.1	0.2	0.7	(0.1)
Purchases	2.4	–	2.4	–	–	–
Sales and redemptions	(9.7)	–	(5.5)	(0.8)	(3.4)	–
Maturities	(1.4)	–	(1.4)	–	–	–
Transfers in (2)	6.5	1.9	4.6	–	–	–
Transfers out (2)	(8.3)	(1.5)	(6.5)	(0.3)	–	–
Balance, end of period	$27.0	$1.9	$12.2	$4.1	$5.6	$3.2

OCI = Other comprehensive income
OTTI = Other than temporary impairment
AB = Asset-backed
MB = Mortgage-backed
ARS = Auction rate security
(1) Included in Other (income) expense, net on the Consolidated Condensed Statements of Earnings

(2) Transfers in and out of Level 3 were on a gross basis. Transfers into Level 3 resulted from the Company being unable to corroborate the prices of these securities with a sufficient level of observable market data to maintain Level 2 classification. Transfers out of Level 3 resulted from the Company being able to obtain information demonstrating that the prices were observable in the market during the periods shown.

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

2013

During the first half of 2013, the Company transferred, on a gross basis, $1.0 million from Level 1 to Level 2 due to lower levels of market activity for certain U.S. agency debt securities held at the end of the second quarter of 2013 that are measured at fair value on a recurring basis. The fair values of the Company’s U.S. agency debt securities are generally categorized as Level 1 but may be downgraded based on the Company’s assessment of market activity for individual securities. The Company also transferred from Level 2 to Level 1, on a gross basis, $5.2 million of corporate debt securities and $1.5 million of U.S. agency debt securities held at the end of the second quarter of 2013 that are measured at fair value on a recurring basis. The transfers of corporate debt securities from Level 2 to Level 1 were due to trading volumes sufficient to indicate an active market for the securities. The transfers of U.S. agency debt securities from Level 2 to Level 1 were due to the securities resuming higher levels of market activity during the six months ended June 30, 2013.

A discussion of transfers in and out of Level 3 for 2013 is presented above with the tables containing additional Level 3 information.

2012

During 2012, the Company transferred, on a gross basis, $7.6 million from Level 1 to Level 2 due to lower levels of market activity for certain U.S. agency debt securities held at the end of the second quarter of 2012 that are measured at fair value on a recurring basis. The fair values of the Company’s U.S. agency debt securities are generally categorized as Level 1 but may be downgraded based on the Company’s assessment of market activity for individual securities. The Company also transferred from Level 2 to Level 1, on a gross basis, $17.9 million of corporate debt securities and $9.8 million of U.S. agency debt securities held at the end of the second quarter of 2012 that are measured at fair value on a recurring basis. The transfers of corporate debt securities from Level 2 to Level 1 were due to trading volumes sufficient to indicate an active market for the securities. The transfers of U.S. agency debt securities from Level 2 to Level 1 were due to the securities resuming higher levels of market activity during the six months ended June 30, 2012.

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

Auction Rate Securities

At June 30, 2013, the Company’s auction rate securities for which recent auctions were unsuccessful were valued by a third party using a discounted cash flow model based on the characteristics of the individual securities, which the Company believes yields the best estimate of fair value. The first step in the valuation included a credit analysis of the security which considered various factors including the credit quality of the issuer (and insurer if applicable), the instrument’s position within the capital structure of the issuing authority, and the composition of the authority’s assets including the effect of insurance and/or government guarantees. Next, the future cash flows of the instruments were projected based on certain assumptions regarding the auction rate market significant to the valuation including (1) the auction rate market will remain illiquid and auctions will continue to fail causing the interest rate to be the maximum applicable rate and (2) the securities will not be redeemed prior to any scheduled redemption dates. These assumptions resulted in discounted cash flow analysis being performed through the legal maturity of July 2032 for the municipal airport revenue bond and the mandatory redemption date of December 2021 for the auction rate preferred stock. The projected cash flows were then discounted using the applicable yield curve plus a 250 basis point liquidity premium added to the applicable discount rate. Quantitative disclosures of key unobservable inputs for auction rate securities appear in the table below.

Security type	Range of discount rates (including basis point liquidity premium)		Range of estimated forward rates applied to contractual cash flows
	Minimum	Maximum	Minimum	Maximum
Auction rate securities – municipal debt	2.8%	8.9%	0.2%	6.0%
Auction rate securities – preferred	2.9%	5.4%	0.3%	4.2%

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

Derivatives

The Company employs a foreign currency and interest rate risk management strategy that periodically utilizes derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates and interest rates. Fair values for the Company’s derivative financial instruments are based on pricing models or formulas using current market data. Variables used in the calculations include forward points, spot rates and benchmark interest rates at the time of valuation, as well as the frequency of payments to and from counterparties and effective and termination dates. Because of the very short duration of the Company’s transactional hedges there is minimal risk of nonperformance. At June 30, 2013 and December 31, 2012, all of the Company's forward exchange contracts were designated as Level 2 measurements in the fair value hierarchy. Refer to Note 14 to the Consolidated Condensed Financial Statements for more information regarding the Company’s derivatives.

Senior Notes

In May 2008, the Company issued $350 million of fixed rate senior unsecured notes due on June 1, 2013 (the “2013 senior notes”) and $300 million of fixed rate senior unsecured notes due on June 1, 2018 (the “2018 senior notes”). In the first quarter of 2013 the Company completed a public debt offering of $400 million of fixed rate senior unsecured notes due on March 15, 2020 (the “2020 senior notes”) and repaid the 2013 senior notes. Refer to Note 6 of the Notes to Consolidated Condensed Financial Statements for more information regarding the 2013 senior notes, 2018 senior notes and 2020 senior notes.

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

	June 30, 2013			December 31, 2012
		Carrying	Unamortized		Carrying	Unamortized
	Fair value	value	discount	Fair value	value	discount
2013 senior notes	$–	$–	$–	$356.7	$350.0	$–
2018 senior notes	327.6	299.6	0.4	328.1	299.6	0.4
2020 senior notes	402.4	400.0	–	–	–	–
Total	$730.0	$699.6	$0.4	$684.8	$649.6	$0.4

Other Financial Instruments

The fair values of cash and cash equivalents, trade receivables and accounts payable approximate their carrying values due to the relatively short-term nature of the instruments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis Subsequent to Initial Recognition

There were no material fair value adjustments to assets or liabilities measured at fair value on a nonrecurring basis subsequent to initial recognition during the first half of 2013 or the first half of 2012.

3.           BUSINESS COMBINATIONS AND DIVESTITURES

Business Combinations

On March 1, 2013 the Company acquired AccessVia, Inc. (“AccessVia”) and Twistage, Inc. (“Twistage”). AccessVia provides industry-leading signage solutions to create and produce retail shelf-edge materials, all from a single platform, which can be directed to a variety of output devices and published to digital signs or electronic shelf tags. AccessVia, when combined with Lexmark’s MPS and expertise in delivering print and document process solutions to the retail market, will enable customers to quickly design and produce in-store signage for better and more timely merchandising in a highly distributed store environment. Twistage offers an industry-leading, pure cloud software platform for managing video, audio and image content. When combined with Lexmark, Twistage will enable customers to capture, manage and access all of their content, including rich media content assets, within the context of their business processes and enterprise applications. The purchase accounting for the acquisitions of AccessVia and Twistage has not been finalized as certain income tax matters are still being evaluated.

Of the total cash payment of $31.5 million, $29.0 million was paid to acquire all of the issued and outstanding shares of AccessVia and Twistage. Additionally, $2.3 million of the total cash payment was used to pay certain transaction costs and other obligations of the sellers and $0.2 million relates to assets acquired by the Company that were recognized separately from the acquisitions.

The following table summarizes the assets acquired and liabilities assumed as of the acquisition date for AccessVia and Twistage. The intangible assets subject to amortization are being amortized on a straight-line basis over their estimated useful lives as of the acquisition date.

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

The $15.3 million of goodwill resulting from the acquisitions was assigned to the Company’s Perceptive Software segment and is not expected to be deductible for income tax purposes. The goodwill recognized comprises the value of expected synergies arising from the acquisitions that are complementary to the Perceptive Software business. The provisional total estimated fair value of intangible assets acquired was $18.9 million, with a weighted-average useful life of 6.2 years.

The purchases of AccessVia and Twistage are included in Purchase of businesses, net of cash acquired in the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2013 in the amount of $28.1 million. Total cash acquired in the acquisitions of AccessVia and Twistage was $0.9 million. The Company also acquired intangible assets in the form of non-compete agreements from certain employees of AccessVia and Twistage. These agreements were valued at $0.2 million and were recognized separately from the acquisitions.

A change to the acquisition date value of the identifiable net assets during the measurement period (up to one year from the acquisition date) will affect the amount of the purchase price allocated to goodwill. Changes to the purchase price allocation are adjusted retrospectively to the acquisition date if material.

Acquisition-related costs of approximately $0.4 million were charged directly to operations and were included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings. Acquisition-related costs include finder's fees, legal, advisory, valuation, accounting, and other fees incurred to effect the business combination. Acquisition-related costs above do not include travel and integration expenses.

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

Because the current levels of revenue and net earnings for AccessVia and Twistage are not material to the Company’s Consolidated Condensed Statements of Earnings, supplemental pro forma and actual revenue and net earnings disclosures have been omitted.

The purchases of BDGB Enterprise Software (Lux) S.C.A. (“Brainware”), Nolij Corporation (“Nolij”) and ISYS Search Software Pty Ltd. (“ISYS”) in the first quarter of 2012 are included in Purchase of businesses, net of cash acquired in the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2012 in the amount of $204.9 million.

Divestiture

In August 2012, the Company announced restructuring actions including exiting the development and manufacturing of its remaining inkjet hardware. On April 1, 2013, the Company and Funai Electric Co., Ltd., (“Funai”), entered into a Master Inkjet Sale Agreement of the Company’s inkjet-related technology and assets to Funai for total cash consideration of $100 million, subject to working capital adjustments. Included in the sale were one of the Company’s subsidiaries, certain intellectual property and other assets of the

Company. The Company must also provide certain transition services to Funai and will continue to sell supplies for its current inkjet installed base. The sale closed in the second quarter of 2013.

The Company received $95.0 million of cash consideration upon closing, as well as a subsequent working capital adjustment of $0.9 million. The Company will receive the remaining $5 million of the purchase price within 180 days of the closing. The Company derecognized the following upon the sale:

Cash and cash equivalents	$2.3
Inventory	3.0
Prepaid expenses and other current assets	0.2
Property, plant and equipment, net	27.8
Goodwill	1.1
Other assets	2.1
Accounts payable	(1.9)
Accrued liabilities	(2.4)
Other liabilities	(2.6)
Accumulated other comprehensive income	(10.3)
Carrying value of disposal group	$19.3

The Company recognized a gain of $73.5 million upon the sale recorded in Gain on sale of inkjet-related technology and assets on the Consolidated Condensed Statements of Earnings for the three and six months ended June 30, 2013. The gain, which was recognized in Imaging Solutions and Services (“ISS”), consisted of total consideration of $100.9 offset partially by the carrying value of the disposal group of $19.3 million and $8.1 million of expenses incurred during the second quarter of 2013 to effect the sale.

Of the $95.9 million of cash proceeds received, or $93.6 million net of the $2.3 million cash balance held by the subsidiary included in the sale, $92.6 million was presented in investing activities for the sale of the business and $1.0 million was included in operating activities for transition services on the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2013.

4.           GOODWILL AND INTANGIBLE ASSETS

As discussed in Note 3 to the Consolidated Condensed Financial Statements the disclosures of goodwill and intangible assets shown below include provisional amounts that are subject to measurement period adjustments.

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for each reportable segment and in total during the six months ended June 30, 2013.

	ISS	Perceptive Software	Total
Beginning balance	$23.2	$355.5	$378.7
Goodwill acquired during the period	–	15.3	15.3
Goodwill disposed during the period upon sale of business	(1.1)	–	(1.1)
Foreign currency translation	(1.5)	(2.0)	(3.5)
Balance at June 30, 2013	$20.6	$368.8	$389.4

The Company has recorded, on a provisional basis, $15.3 million of goodwill related to the acquisitions of AccessVia and Twistage. Measurement period adjustments determined in the first quarter of 2013 related to the Company’s acquisition of Acuo in the fourth quarter of 2012 were applied retrospectively, increasing the beginning balance of goodwill by $1.9 million. The goodwill balance was reduced in the second quarter of 2013 by $1.1 million upon the sale of the inkjet-related technology and assets. Refer to Note 3 for additional details regarding business combinations and divestitures occurring in 2013. The Company does not have any accumulated impairment charges as of June 30, 2013.

Intangible Assets

The following table summarizes the gross carrying amounts and accumulated amortization of the Company’s intangible assets.

	June 30, 2013			December 31, 2012
		Accum			Accum
	Gross	Amort	Net	Gross	Amort	Net

Intangible assets subject to amortization:
Customer relationships	$94.3	$(26.2)	$68.1	$84.0	$(19.8)	$64.2
Non-compete agreements	2.6	(2.1)	0.5	2.5	(1.7)	0.8
Technology and patents	200.1	(83.8)	116.3	193.8	(65.7)	128.1
Trade names and trademarks	7.9	(4.9)	3.0	8.0	(2.9)	5.1
Total	304.9	(117.0)	187.9	288.3	(90.1)	198.2

Intangible assets not subject to amortization:
In-process technology	0.9	–	0.9	0.9	–	0.9
Trade names and trademarks	32.3	–	32.3	32.3	–	32.3
Total	33.2	–	33.2	33.2	–	33.2

Total identifiable intangible assets	$338.1	$(117.0)	$221.1	$321.5	$(90.1)	$231.4

Intangible assets acquired in a transaction accounted for as a business combination are initially recognized at fair value. Intangible assets acquired in a transaction accounted for as an asset acquisition are initially recognized at cost.

The year-to-date increases in the intangible assets above were driven by business combinations discussed in Note 3. Amortization expense related to intangible assets was $14.0 million and $27.5 million for the three and six months ended June 30, 2013, respectively. Amortization expense related to intangible assets was $11.6 million and $19.8 million for the three and six months ended June 30, 2012, respectively. The following table summarizes the estimated future amortization expense for intangible assets that are currently being amortized.

Fiscal year:
2013 (remaining six months)	$27.7
2014	51.9
2015	42.1
2016	34.2
2017	19.5
Thereafter	12.5
Total	$187.9

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

The Company includes its internal-use software, an intangible asset by nature, in Property, plant and equipment, net on the Consolidated Condensed Statements of Financial Position and therefore has excluded these assets and amortization from the disclosures above. The gross and net carrying amounts of internal-use software at June 30, 2013 were $560.0 million and $210.6 million, respectively. The gross and net carrying amounts of internal-use software at December 31, 2012 were $541.7 million and $230.0 million, respectively.

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

The 2012 Restructuring Actions are expected to impact about 1,525 positions worldwide, including 300 manufacturing positions. The 2012 Restructuring Actions will result in total pre-tax charges of approximately $142.5 million, with $124.6 million incurred to date, approximately $10.2 million remaining to be incurred in 2013, and approximately $7.7 million to be incurred in 2014 and 2015. The Company expects the total cash costs of the 2012 Restructuring Actions to be approximately $70.5 million with $58.3 incurred to date, and approximately $12.2 million remaining in 2013 and 2014.

The Company expects to incur total charges related to the 2012 Restructuring Actions of approximately $107.0 million in ISS, $30.5 million in All other and $5.0 million in Perceptive Software.

In the second quarter of 2013, the Company sold inkjet-related technology and assets.  Refer to Note 3 of the Notes to Consolidated Condensed Financial Statements for more information.

Impact to 2013 and 2012 Financial Results

For the three and six months ended June 30, 2013 and 2012, the Company incurred charges (reversals) for the Company’s 2012 Restructuring Actions as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Accelerated depreciation charges	$2.3	$5.7	$6.5	$10.0
Excess components and other inventory-related charges	5.2	–	10.2	–
Employee termination benefit charges	1.5	0.8	(2.5)	4.9
Contract termination and lease charges	(0.1)	–	(0.1)	–
Total restructuring-related charges	$8.9	$6.5	$14.1	$14.9

The estimated useful lives of certain long-lived assets changed as a result of the Company’s decision to exit the development and manufacture of inkjet hardware. Accelerated depreciation and impairment charges for the 2012 Restructuring Actions and all of the other restructuring actions were determined in accordance with FASB guidance on accounting for the impairment or disposal of long-lived assets. For the three and six months ended June 30, 2013, the Company incurred accelerated depreciation charges of $0.7 million and $2.9 million, respectively, in Restructuring-related costs, and $1.6 million and $3.6 million, respectively, in Selling, general and administrative, on the Consolidated Condensed Statements of Earnings.  For the three and six months ended June 30, 2012, the Company incurred accelerated depreciation charges of $3.5 million and $7.8 million, respectively, in Restructuring-related costs, and $2.2 in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.

As a result of the Company’s decision to cease the manufacture of inkjet hardware it incurred certain inventory related charges determined in accordance with FASB guidance on inventory. For the three and six months ended June 30, 2013, the Company incurred excess component and other inventory-related charges of $5.2 million and $10.2 million, respectively, in Restructuring-related costs on the Consolidated Condensed Statements of Earnings.

Employee termination benefit charges and contract termination and lease charges for the 2012 Restructuring Actions and all of the other restructuring actions were recorded in accordance with FASB guidance on employers’ accounting for postemployment benefits and guidance on accounting for costs associated with exit or disposal activities, as appropriate. For the three and six months ended June 30, 2013 and 2012, employee termination benefit charges, which include severance, medical and other benefits, and contract termination and lease charges are included in Restructuring and related charges (reversals) on the Consolidated Condensed Statements of Earnings. The $(2.5) million reversal in employee termination benefits for the six months ending June 30, 2013 is driven by the change in assumptions regarding reductions in workforce that occurred in the first quarter, due to the inclusion of one of the Company’s subsidiaries in the sale of inkjet technology and related assets that closed in the second quarter of 2013.

For the three and six months ended June 30, 2013 and 2012, the Company incurred restructuring-related charges in connection with the 2012 Restructuring Actions in the Company’s segments as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
ISS	$4.2	$4.3	$7.4	$12.7
Perceptive	3.4	–	3.4	–
All other	1.3	2.2	3.3	2.2
Total charges	$8.9	$6.5	$14.1	$14.9

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits and contract termination and lease charges in connection with the 2012 Restructuring Actions. The total $5.8 million restructuring liability is included in Accrued liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

		Contract Termination & Lease Charges
	Employee
	Termination Benefits		Total
Balance at January 1, 2013	$17.8	$0.3	$18.1
Costs incurred	2.3	–	2.3
Payments & Other (1)	(9.7)	–	(9.7)
Reversals (2)	(4.8)	(0.1)	(4.9)
Balance at June 30, 2013	$5.6	$0.2	$5.8
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

Impact to 2013 and 2012 Financial Results

For the three and six months ended June 30, 2013 and 2012, the Company incurred charges (reversals) for the Company’s Other Restructuring Actions as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Accelerated depreciation charges	$–	$(0.2)	$–	$–
Employee termination benefit charges	(0.2)	–	(0.2)	0.7
Total restructuring-related charges	$(0.2)	$(0.2)	$(0.2)	$0.7

For the three months ended June 30, 2012, the Company recorded $(0.2) million of accelerated depreciation charges (reversals) in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.

For the three and six months ended June 30, 2013 and 2012, employee termination benefit charges (reversals) are included in Restructuring and related charges (reversals) on the Consolidated Condensed Statements of Earnings.

For the three and six months ended June 30, 2013 and 2012, the Company incurred restructuring-related charges in connection with the Other Restructuring Actions in the Company’s segments as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
ISS	$(0.3)	$–	$(0.3)	$0.7
All other	0.1	(0.2)	0.1	–
Total charges	$(0.2)	$(0.2)	$(0.2)	$0.7

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits and contract termination and lease charges in connection with the Company’s Other Restructuring Actions. Of the total $1.1 million restructuring liability, $0.9 million is included in Accrued liabilities and $0.2 million is included in Other Liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

		Contract Termination & Lease Charges
	Employee
	Termination Benefits		Total
Balance at January 1, 2013	$2.8	$0.7	$3.5
Payments & Other (1)	(2.0)	(0.2)	(2.2)
Reversals (2)	(0.2)	–	(0.2)
Balance at June 30, 2013	$0.6	$0.5	$1.1
(1) Other consists of changes in the liability balance due to foreign currency translations.
(2) Reversals due to changes in estimates for employee termination benefits.

6.          DEBT

Senior Notes – Long-term Debt

In March 2013, the Company completed a public debt offering of $400.0 million aggregate principal amount of fixed rate senior unsecured notes. The notes with an aggregate principal amount of $400.0 million and 5.125% coupon were priced at 99.998% to have an effective yield to maturity of 5.125% and will mature March 15, 2020 (referred to as the “2020 senior notes”). The notes will rank equally with all existing and future senior unsecured indebtedness. The notes from the May 2008 public debt offering with an aggregate principal amount of $300.0 million and 6.65% coupon were priced at 99.73% to have an effective yield to maturity of 6.687% and will mature June 1, 2018 (referred to as the “2018 senior notes”). At June 30, 2013, the outstanding balance of long-term debt was $699.6 million (net of unamortized discount of $0.4 million).

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

In March 2013, the Company repaid its $350.0 million principal amount of 5.90% senior notes that were due on June 1, 2013 (referred to as the “2013 senior notes”). For the six months ended June 30, 2013, a loss of $3.3 million was recognized in the Consolidated Condensed Statements of Earnings, related to $3.2 million of premium paid upon repayment and $0.1 million related to the write-off of related debt issuance costs.

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

As of June 30, 2013, the Company’s available-for-sale Marketable securities had gross unrealized gains and losses of $2.1 million and $(2.1) million, respectively, and consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Auction rate securities - municipal debt	$3.9	$–	$(0.3)	$3.6
Corporate debt securities	352.7	1.3	(0.8)	353.2
Gov't and agency debt securities	327.4	0.2	(0.2)	327.4
Asset-backed and mortgage-backed securities	69.3	0.6	(0.2)	69.7
Total debt securities	753.3	2.1	(1.5)	753.9
Auction rate securities - preferred	4.0	–	(0.6)	3.4
Total security investments	757.3	2.1	(2.1)	757.3
Cash equivalents	(11.1)	–	–	(11.1)
Total marketable securities	$746.2	$2.1	$(2.1)	$746.2

At December 31, 2012, the Company’s available-for-sale Marketable securities had gross unrealized gains and losses of $3.6 million and $(1.6) million, respectively, with an estimated fair value of $699.7 million excluding $7.5 million of cash equivalents.

Although contractual maturities of the Company’s investment in debt securities may be greater than one year, the majority of investments are classified as Current assets in the Consolidated Condensed Statements of Financial Position due to the Company’s ability to use these investments for current liquidity needs if required.  As of June 30, 2013, and December 31, 2012, auction rate securities of $7.0 million and $6.3 million, respectively, are classified in noncurrent assets due to the fact that the securities have experienced unsuccessful auctions and that poor debt market conditions have reduced the likelihood that the securities will successfully auction within the next 12 months. The contractual maturities of the Company’s available-for-sale marketable securities noted above are shown below.  Expected maturities may differ from final contractual maturities for certain securities that allow for call or prepayment provisions.  Proceeds from calls and prepayments are included in Proceeds from maturities of marketable securities on the Consolidated Condensed Statements of Cash Flow.

	June 30, 2013		December 31, 2012
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value
Due in less than one year	$185.3	$185.5	$185.4	$185.8
Due in 1-5 years	549.9	550.0	498.3	500.9
Due after 5 years	22.1	21.8	21.5	20.5
Total available-for-sale marketable securities	$757.3	$757.3	$705.2	$707.2

For the three and six months ended June 30, 2013, the Company recognized $0.3 million and $0.7 million, respectively, in net gains on its marketable securities; all of which is realized gains due to sales and maturities and is included in Other (income) expense, net on the Consolidated Condensed Statements of Earnings.  The Company uses the specific identification method when accounting for the costs of its available-for-sale marketable securities sold.

Impairment

The FASB guidance on the recognition and presentation of OTTI requires that credit related OTTI on debt securities be recognized in earnings while noncredit related OTTI of debt securities not expected to be sold be recognized in other comprehensive income.  For the three and six months ended June 30, 2013 and 2012, the Company incurred no OTTI on its debt securities.

The table below presents a cumulative rollforward of the amount related to credit losses recognized in earnings for other-than-temporary impairments:

Beginning balance of amounts related to credit losses, January 1, 2013	$0.3
Credit losses on debt securities for which OTTI was not previously recognized	–
Additional credit losses on debt securities for which OTTI was previously recognized	–
Reductions for securities sold in the period for which OTTI was previously recognized	–
Ending balance of amounts related to credit losses, June 30, 2013	$0.3

The following table provides information at June 30, 2013, about the Company’s marketable securities with gross unrealized losses for which no other-than-temporary impairment has been incurred, and the length of time that individual securities have been in a continuous unrealized loss position.  The gross unrealized loss of $(2.1) million, pre-tax, is recognized in accumulated other comprehensive income:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Auction rate securities	$–	$–	$7.0	$(0.9)	$7.0	$(0.9)
Corporate debt securities	172.7	(0.8)	1.2	–	173.9	(0.8)
Asset-backed and mortgage-backed securities	47.6	(0.2)	0.2	–	47.8	(0.2)
Government and agency	127.1	(0.2)	–	–	127.1	(0.2)
Total	$347.4	$(1.2)	$8.4	$(0.9)	$355.8	$(2.1)

As of June 30, 2013, none of the Company’s marketable securities for which other-than-temporary impairment has been incurred are in an unrealized loss position.

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

Corporate debt securities

Unrealized losses on the Company’s corporate debt securities are attributable to current economic conditions and are not due to credit quality.  Because the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before anticipated recovery of their net book values, which may be at maturity, the Company does not consider securities in its corporate debt portfolio to be other-than-temporarily impaired at June 30, 2013.

Asset-backed and mortgage-backed securities

Credit losses for the asset-backed and mortgage-backed securities are derived by examining the significant drivers that affect loan performance such as pre-payment speeds, default rates, and current loan status.  These drivers are used to apply specific assumptions to each security and are further divided in order to separate the underlying collateral into distinct groups based on loan performance characteristics.  For instance, more weight is placed on higher risk categories such as collateral that exhibits higher than normal default rates, those loans originated in high risk states where home appreciation has suffered the most severe correction, and those loans which exhibit longer delinquency rates.  Based on these characteristics, collateral-specific assumptions are applied to build a model to project future cash flows expected to be collected.  These cash flows are then discounted at the current yield used to accrete the beneficial interest, which approximates the effective interest rate implicit in the bond at the date of acquisition for those securities purchased at par. The unrealized losses on the Company’s remaining asset-backed and mortgage-backed securities are due to constraints in market liquidity for certain portions of these sectors in which the Company has investments, and are not due to credit quality.  Because the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before anticipated recovery of their net book values, the Company does not consider the remainder of its asset-backed and mortgage-backed debt portfolio to be other-than-temporarily impaired at June 30, 2013.

Government and Agency securities

The unrealized losses on the Company’s investments in government and agency securities are the result of interest rate effects. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before anticipated recovery of their net book values, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2013.

8.          INVENTORIES

Inventories consist of the following:

	June 30, 2013	December 31, 2012
Work in process	$25.7	$23.7
Finished goods	246.4	253.6
Inventories	$272.1	$277.3

9.          AGGREGATE WARRANTY LIABILITY

Changes in the Company’s warranty liability for standard warranties and deferred revenue for extended warranties are presented in the tables below:

Warranty Liability:

	2013	2012
Balance at January 1	$46.7	$47.5
Accruals for warranties issued	34.0	45.6
Accruals related to pre-existing warranties (including
changes in estimates)	(4.4)	(0.7)
Settlements made (in cash or in kind)	(39.0)	(45.2)
Balance at June 30	$37.3	$47.2

Deferred service revenue:

	2013	2012
Balance at January 1	$192.0	$180.9
Revenue deferred for new extended warranty contracts	34.8	41.4
Revenue recognized	(45.4)	(40.7)
Balance at June 30	$181.4	$181.6
Current portion	82.0	77.9
Non-current portion	99.4	103.7
Balance at June 30	$181.4	$181.6

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

10.          INCOME TAXES

The Provision for income taxes for the three months ended June 30, 2013, was an expense of $29.0 million or an effective tax rate of 24.6%, compared to an expense of $13.2 million or an effective tax rate of 25.2% for the three months ended June 30, 2012. The difference in these rates (excluding discrete items) is primarily due to a shift in the expected geographic distribution of earnings for 2013. For the three months ended June 30, 2013, the Company increased income tax expense by $16.7 million in recognition of several discrete items. This amount is primarily related to the Company’s divestiture of certain inkjet-related technology and assets.

The Provision for income taxes for the six months ended June 30, 2013 was an expense of $34.5 million or an effective tax rate of 21.8%, compared to an expense of $34.5 million or an effective tax rate of 25.7% for the six months ended June 30, 2012. The difference in these rates (excluding discrete items) is primarily due to the U.S. research and experimentation tax credit not in effect as of June 30, 2012, but was in effect as of June 30, 2013, a shift in the expected geographic distribution of earnings for 2013 and to the fact that the effective rate on the Company’s divestiture of certain inkjet-related technology and assets was lower than the overall stated rate. For the six months ended June 30, 2013, the Company increased income tax expense by $5.4 million for adjustments to amounts accrued for tax years prior to 2013, decreased income tax expense by $6.0 million related to the reenactment in 2013 of the research and experimentation credit for the year 2012, and increased tax expense by $12.1 million related to the Company’s divestiture of certain inkjet-related technology and assets.

11.          STOCKHOLDERS’ EQUITY

In August 2012, the Company received authorization from the Board of Directors to repurchase an additional $200 million of its Class A Common Stock for a total repurchase authority of $4.85 billion. As of June 30, 2013, there was approximately $210 million of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors.

During the three and six months ended June 30, 2013, the Company repurchased approximately 0.7 million and 1.6 million shares at a cost of $20 million and $41 million, respectively.  During the three and six months ended June 30, 2012, the Company repurchased approximately 0.8 million and 1.7 million shares at a cost of $25 million and $55 million, respectively. As of June 30, 2013, since the inception of the program in April 1996, the Company had repurchased approximately 109.2 million shares of its Class A Common Stock for an aggregate cost of approximately $4.64 billion. As of June 30, 2013, the Company had reissued approximately 0.5 million shares of previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million, 16.0 million and 16.0 million shares of treasury stock in 2005, 2006 and 2008, respectively, the net treasury shares outstanding at June 30, 2013, were 32.7 million.

Accelerated Share Repurchase Agreement

On April 25, 2013, the Company entered into an Accelerated Share Repurchase (“ASR”) Agreement with a financial institution counterparty.  The impact of the ASR Agreement is included in the numerical disclosures provided in the preceding paragraphs.  Under the terms of the ASR Agreement, the Company paid $20.0 million targeting 0.7 million shares based on the closing price of the Company’s Class A Common Stock on April 25, 2013.  On April 30, 2013, the Company took delivery of 85% of the shares, or 0.6 million shares.  The final number of shares to be delivered by the counterparty under the ASR Agreement was dependent on the average of the daily volume weighted average price of the Company’s Class A Common Stock over the agreement’s trading period, a discount and the initial number of shares delivered.   Under the terms of the ASR Agreement, the Company would either receive additional shares from the counterparty or be required to deliver additional shares or cash to the counterparty. The Company controlled its election to either deliver additional shares or cash to the counterparty.  On May 28, 2013, the Company took delivery of the remaining 0.1 million shares in final settlement of the ASR Agreement.

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

Dividends

The Company’s dividend activity during the six months ended June 30, 2013 was as follows:

			Lexmark International, Inc. Class A
			Common Stock
Declaration Date	Record Date	Payment Date	Dividend Per Share	Cash Outlay
February 21, 2013	March 04, 2013	March 15, 2013	$0.30	$19.1
April 25, 2013	May 31, 2013	June 14, 2013	$0.30	$18.9

The payment of the cash dividends also resulted in the issuance of additional dividend equivalent units to holders of restricted stock units. Diluted weighted average Lexmark Class A share amounts presented reflect this issuance.  All cash dividends and dividend equivalent units are accounted for as reductions of shareholders’ equity.

Accumulated Other Comprehensive (Loss) Earnings

The following table provides the tax benefit or expense attributed to each component of other comprehensive income:

	Three Months Ended		Six Months Ended
	June 30, 2013		June 30, 2013
	Change,	Income	Change,	Income
	net of tax	Tax Effect	net of tax	Tax Effect
Components of other comprehensive (loss) earnings:
Foreign currency translation adjustment	$(27.6)	$–	$(35.5)	$–
Pension or other postretirement benefits	4.9	(2.7)	11.0	(6.0)
Net unrealized gain (loss) on marketable securities - OTTI	–	–	0.1	–
Net unrealized gain (loss) on marketable securities	(1.6)	0.1	(2.0)	0.1
Net unrealized gain (loss) on cash flow hedge	–	–	0.9	(0.5)
Total other comprehensive earnings (loss)	$(24.3)	$(2.6)	$(25.5)	$(6.4)

The change in Accumulated other comprehensive (loss) earnings, net of tax, for the three and six months ending June 30, 2013, consists of the following:

			Net
			Unrealized	Net	Net
	Foreign	Pension or	Gain (Loss) on	Unrealized	Unrealized	Accumulated
	Currency	Other	Marketable	Gain (Loss) on	(Loss) Gain on	Other
	Translation	Postretirement	Securities –	Marketable	Cash Flow	Comprehensive
	Adjustment	Benefits	OTTI	Securities	Hedge	(Loss) Earnings
Balance at March 31, 2013	$(12.8)	$(273.7)	$0.2	$1.6	$–	$(284.7)
Other comprehensive income before reclassifications	(16.9)	0.2	–	(1.4)	–	(18.1)
Amounts reclassified from accumulated other comprehensive income	(10.7)	4.7	–	(0.2)	–	(6.2)
Net current-period other comprehensive income	(27.6)	4.9	–	(1.6)	–	(24.3)
Balance at June 30, 2013	$(40.4)	$(268.8)	$0.2	$–	$–	$(309.0)

			Net
			Unrealized	Net	Net
	Foreign	Pension or	Gain (Loss) on	Unrealized	Unrealized	Accumulated
	Currency	Other	Marketable	Gain (Loss) on	(Loss) Gain on	Other
	Translation	Postretirement	Securities –	Marketable	Cash Flow	Comprehensive
	Adjustment	Benefits	OTTI	Securities	Hedge	(Loss) Earnings
Balance at December 31, 2012	$(4.9)	$(279.8)	$0.1	$2.0	$(0.9)	$(283.5)
Other comprehensive income before reclassifications	(24.8)	1.5	0.1	(1.4)	0.9	(23.7)
Amounts reclassified from accumulated other comprehensive income	(10.7)	9.5	–	(0.6)	–	(1.8)
Net current-period other comprehensive income	(35.5)	11.0	0.1	(2.0)	0.9	(25.5)
Balance at June 30, 2013	$(40.4)	$(268.8)	$0.2	$–	$–	$(309.0)

The six month net current-period other comprehensive income of $0.1 million in the table above for Net Unrealized Gain (Loss) on Marketable Securities – OTTI represents a net increase in the fair value of available-for-sale debt securities previously written down as OTTI.

The June 30, 2013 ending balance of $0.2 million in the tables above for Net Unrealized Gain (Loss) on Marketable Securities – OTTI represents the cumulative favorable mark to market adjustment on debt securities for which OTTI was previously recognized under the amended FASB guidance adopted by the Company in 2009.

The following table provides details of amounts reclassified from accumulated other comprehensive income:

	Amount Reclassified from Accumulated Other Comprehensive (Loss) Earnings
Details about Accumulated Other Comprehensive Earnings Components	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Affected Line Item in the Statements of Earnings
Foreign currency translation adjustment
Foreign exchange gain recognized
upon sale of a foreign entity	$10.7	$10.7	Gain on sale of inkjet-related technology and assets

Pension and other
postretirement benefits
Amortization of net loss	$(7.5)	$(15.3)	Note 13, Employee Pension and Postretirement Plans
Amortization of prior service benefit	0.4	0.4	Note 13, Employee Pension and Postretirement Plans
Pension-related losses recognized
upon sale of a subsidiary	(0.4)	(0.4)	Gain on sale of inkjet-related technology and assets
	2.8	5.8	Tax benefit (liability)
	$(4.7)	$(9.5)	Net of tax

Unrealized gains and (losses) on
marketable securities
Marketable securities
Non-OTTI	$0.3	$0.7	Other (income) expense, net
	(0.1)	(0.1)	Tax benefit (liability)
	$0.2	$0.6	Net of tax

Total reclassifications for the period	$6.2	$1.8	Net of tax

12.          EARNINGS PER SHARE (“EPS”)

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Numerator:
Net earnings	$88.9	$39.2	$123.7	$100.0
Denominator:
Weighted average shares used to compute basic EPS	63.2	70.7	63.4	71.0
Effect of dilutive securities -
Employee stock plans	0.9	0.8	1.0	0.9
Weighted average shares used to compute diluted EPS	64.1	71.5	64.4	71.9

Basic net EPS	$1.41	$0.55	$1.95	$1.41
Diluted net EPS	$1.39	$0.55	$1.92	$1.39

Restricted stock units, stock options, and dividend equivalent units totaling an additional 2.9 million and 4.7 million shares of Class A Common Stock for the three months ended June 30, 2013 and 2012, respectively, and 2.9 million and 4.1 million of Class A Common Stock for the six months ended June 30, 2013 and 2012, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

Under the terms of Lexmark’s RSU agreements, unvested RSU awards contain forfeitable rights to dividends and dividend equivalent units. Because the dividend equivalent units are forfeitable, they are defined as non-participating securities. As of June 30, 2013, there were approximately 0.1 million dividend equivalent units outstanding, which will vest at the time that the underlying RSU vests.

In addition to the 2.9 million antidilutive shares for the six months ended June 30, 2013, mentioned above, unvested restricted stock units with a performance condition that were granted in the first quarter of 2013 and 2012 were also excluded from the computation of diluted earnings per share. According to FASB guidance on earnings per share, contingently issuable shares are excluded from the computation of diluted EPS if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. If the performance condition were to become satisfied based on actual financial results and the performance awards would have a dilutive impact on EPS, the performance awards included in the diluted EPS calculation would be in the range of 0.1 million to 0.7 million shares depending on the level of achievement.

13.          EMPLOYEE PENSION AND POSTRETIREMENT PLANS

The components of the net periodic benefit cost for both the pension and postretirement plans for the three and six months ended June 30, 2013 and 2012 were as follows:

Pension Benefits:	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Service cost	$1.2	$0.7	$2.4	$1.4
Interest cost	8.0	8.8	16.1	17.6
Expected return on plan assets	(10.1)	(10.9)	(20.2)	(21.8)
Amortization of net loss	7.5	6.7	15.3	13.2
Net periodic benefit cost	$6.6	$5.3	$13.6	$10.4

Other Postretirement Benefits:	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Service cost	$0.1	$0.2	$0.3	$0.4
Interest cost	0.3	0.3	0.6	0.7
Amortization of prior service (benefit) cost	(0.4)	–	(0.4)	(0.1)
Net periodic benefit cost	$–	$0.5	$0.5	$1.0

As of June 30, 2013, $9.4 million of contributions have been made. The Company currently expects to contribute approximately $16 million to its pension and other postretirement plans for the remainder of 2013.

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

Net outstanding notional amount of derivative activity as of June 30, 2013 is as follows.  This activity was driven by fair value hedges of recognized assets and liabilities primarily denominated in the currencies below.

Long (Short) Positions by Currency (in USD)	June 30, 2013
EUR	$(19.8)
MXN	19.5
PHP	(13.6)
Other, net	28.8
Total	$14.9

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

As of June 30, 2013 and December 31, 2012, the Company had the following net derivative assets (liabilities) recorded at fair value in Prepaid expenses and other current assets (Accrued liabilities) on the Consolidated Condensed Statements of Financial Position:

	Net Asset Position		Net (Liability) Position
Foreign Exchange Contracts	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Gross liability position	$–	$(0.1)	$(0.8)	$(0.8)
Gross asset position	–	0.3	0.4	0.2
Net asset (liability) position (1)	–	0.2	(0.4)	(0.6)
Gross amounts not offset (2)	–	–	–	–
Net amounts	$–	$0.2	$(0.4)	$(0.6)

(1) Amounts presented in the Consolidated Condensed Statements of Financial Position
(2) Amounts not offset in the Consolidated Condensed Statements of Financial Position

There were no interest rate swaps outstanding as of June 30, 2013.  As of December 31, 2012, the Company’s forward starting interest rate swap cash flow hedge was valued at $1.4 million and recorded in Accrued liabilities and Accumulated Other Comprehensive Loss in the Consolidated Condensed Statements of Financial Position.  The instrument was settled at $0.0 million upon the issuance of debt by the Company in the first quarter of 2013.

The Company had the following (gains) and losses related to derivative instruments qualifying and designated as hedging instruments in fair value hedges and related hedged items recorded on the Consolidated Condensed Statements of Earnings:

	Recorded in Cost of revenue*				Recorded in Other (income) expense, net

	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30		June 30		June 30		June 30
Fair Value Hedging Relationships	2013	2012	2013	2012	2013	2012	2013	2012
Foreign Exchange Contracts	$(0.9)	$0.8	$–	$1.1	$0.3	$2.4	$1.7	$(0.7)
Underlying	4.5	1.1	5.8	2.3	(0.5)	(3.1)	(1.6)	(0.5)
Total	$3.6	$1.9	$5.8	$3.4	$(0.2)	$(0.7)	$0.1	$(1.2)

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

The Company evaluates the performance of its segments based on revenue and operating income, and does not include segment assets or non-operating income/expense items for management reporting purposes. Segment operating income (loss) includes: selling, general and administrative; research and development; restructuring and related charges; and other expenses, certain of which are allocated to the respective segments based on internal measures and may not be indicative of amounts that would be incurred on a stand-alone basis or may not be indicative of results of other enterprises in similar businesses. All other operating income (loss) includes significant expenses that are managed outside of the reporting segments. These unallocated costs include such items as information technology expenses, certain occupancy costs, stock-based compensation and certain other corporate and regional general and administrative expenses such as finance, legal and human resources.  Acquisition-related costs and integration expenses are also included primarily in All other.

The following table includes information about the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Revenue:
ISS	$828.1	$874.6	$1,668.3	$1,837.6
Perceptive Software	58.6	44.0	102.7	73.5
Total revenue	$886.7	$918.6	$1,771.0	$1,911.1

Operating income (loss):
ISS	$256.9	$160.0	$413.4	$338.0
Perceptive Software	(17.7)	(15.3)	(40.5)	(31.1)
All other	(111.9)	(84.5)	(191.6)	(157.3)
Total operating income (loss)	$127.3	$60.2	$181.3	$149.6

Operating income (loss) noted above for the three and six months ended June 30, 2013 includes a Gain on sale of inkjet-related technology and assets of $73.5 million in ISS. Operating income (loss) noted above for the three months ended June 30, 2013 includes restructuring and related charges of $3.9 million in ISS, $3.4 million in Perceptive Software and $1.4 million in All other. Operating income (loss) related to Perceptive Software for the three months ended June 30, 2013 also includes $13.3 million of amortization expense related to intangible assets acquired by the Company.  Operating income (loss) noted above for the six months ended June 30, 2013 includes restructuring and related charges of $7.1 million in ISS, $3.4 in Perceptive Software and $3.4 million in All other. Operating income (loss) related to Perceptive Software for the six months ended June 30, 2013 also includes $26.1 million of amortization expense related to intangible assets acquired by the Company.

Operating income (loss) noted above for the three months ended June 30, 2012 includes restructuring and related charges (reversals) of $4.3 million in ISS and $2.0 million in All other. Operating income (loss) related to Perceptive Software for the three months ended June 30, 2012 includes $10.9 million of amortization expense related to intangible assets acquired by the Company. Operating income (loss) noted above for the six months ended June 30, 2012 includes restructuring and related charges of $13.4 million in ISS and $2.2 million in All other. Operating income (loss) related to Perceptive Software for the six months ended June 30, 2012 includes $18.5 million of amortization expense related to intangible assets acquired by the Company.

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

Appeal briefs for the 02 and 04 actions were filed with the U.S. Court of Appeals for the Sixth Circuit by SCC and the Company.  In a decision dated August 29, 2012, the Sixth Circuit upheld the jury's decision that SCC did not induce patent infringement and the District Court’s dismissal of SCC's federal antitrust claims. The procedural dismissal of Static Control's Lanham Act claim and state law unfair competition claims by the District Court were reversed and remanded to the District Court.  A writ of certiorari was requested by the Company with the U.S. Supreme Court over the Sixth Circuit’s decision regarding the Lanham Act.  On June 3, 2013, the Company was notified that the U.S. Supreme Court granted the Company’s writ of certiorari.  Oral arguments at the U.S. Supreme Court for this matter have not yet been scheduled.

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

Nuance Communications, Inc. v. ABBYY Software House, et al.

Nuance Communications, Inc. ("Nuance") filed suit against the Company and ABBYY Software House (“ABBYY”) in the U.S. District Court for the Northern District of California ("District Court").  Nuance alleges that the Company has infringed three U.S.

patents related to Optical Character Recognition (“OCR”) and document management technologies.  The Company, and the Company’s supplier of the accused OCR technology, ABBYY, have denied infringement and have raised affirmative defenses to the allegations of patent infringement.  A jury trial is scheduled to begin in August of 2013.  ABBYY is indemnifying the Company in this matter.

The Company has not established an accrual for the Nuance litigation, because it has not determined that a loss with respect to such litigation is probable. Although there is a reasonable possibility of a potential loss with respect to the Nuance litigation, given the defenses to be presented at trial, the Company does not believe a reasonable estimate of the range of possible loss is currently possible in view of the uncertainty regarding the amount of damages, if any, that could be awarded in this matter.

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

Copyright fees

Certain countries (primarily in Europe) and/or collecting societies representing copyright owners' interests have taken action to impose fees on devices (such as scanners, printers and multifunction devices) alleging the copyright owners are entitled to compensation because these devices enable reproducing copyrighted content. Other countries are also considering imposing fees on certain devices. The amount of fees, if imposed, would depend on the number of products sold and the amounts of the fee on each product, which will vary by product and by country. The Company has accrued amounts that it believes are adequate to address the risks related to the copyright fee issues currently pending. The financial impact on the Company, which will depend in large part upon the outcome of local legislative processes, the Company's and other industry participants' outcome in contesting the fees and the Company's ability to mitigate that impact by increasing prices, which ability will depend upon competitive market conditions, remains uncertain. As of June 30, 2013, the Company has accrued approximately $60.6 million for pending copyright fee charges, including litigation proceedings, local legislative initiatives and/or negotiations with the parties involved. The $3.8 million decrease in the liability compared to December 31, 2012 was due to a settlement of copyright fee levy litigation in Spain and foreign currency translation. Although it is reasonably possible that amounts may exceed the amount accrued by the Company, such amount, or range of possible loss, given the complexities of the legal issues in these matters, cannot be reasonably estimated by the Company at this time.

As of June 30, 2013, approximately $51.9 million of the $60.6 million accrued for the pending copyright fee issues was related to single function printer devices sold in Germany prior to December 31, 2007.  For the period after 2007, the German copyright levy laws were revised and the Company has been making payments under this revised copyright levy scheme related to single function printers sold in Germany.

The VerwertungsGesellschaft Wort ("VG Wort"), a collection society representing certain copyright holders, instituted legal proceedings against Hewlett-Packard Company ("HP") in July of 2004 relating to whether and to what extent copyright levies for photocopiers should be imposed in accordance with copyright laws implemented in Germany on single function printers. The Company is not a party to this lawsuit, although the Company and VG Wort entered into an agreement in October 2002 pursuant to which both VG Wort and the Company agreed to be bound by the outcome of the VG Wort/HP litigation. On December 6, 2007, the Bundesgerichtshof (the "German Federal Supreme Court") in the VG Wort litigation with HP issued a judgment that single function printer devices sold in Germany prior to December 31, 2007 are not subject to levies under the then existing law (German Federal Supreme Court, file reference I ZR 94/05). VG Wort filed an appeal with the Bundesverfassungsgericht (the "German Federal Constitutional Court") challenging the ruling that single function printers are not subject to levies. On September 21, 2010, the German Federal Constitutional Court published a decision holding that the German Federal Supreme Court erred by not considering referring questions on interpretation of German copyright law to the Court of Justice of the European Communities (“CJEU”) and therefore revoked the German Federal Supreme Court decision and remitted the matter to it. On July 21, 2011, the German Federal Supreme Court has stayed the proceedings and has submitted several questions regarding the interpretation of Directive 2001/29/EC on the harmonization of certain aspects of copyright and related rights in the information society to the CJEU for a decision. The CJEU issued its opinion on June 27, 2013 and the matter has been remitted back to the German Federal Supreme Court for further proceedings.

In December, 2009, VG Wort instituted non-binding arbitration proceedings against the Company before the arbitration board of the Patent and Trademark Office in Munich relating to whether, and to what extent, copyright levies should be imposed on single function printers sold by the Company in Germany from 2001 to 2007. In its submissions to the Patent and Trademark Office in Munich the Company asserted that all claims for levies on single function printers sold by the Company in Germany should be dismissed. On February 22, 2011 the arbitration board issued a partial decision finding that the claims of VG Wort for the years 2001 through 2005 are time barred by the statute of limitations. On October 27, 2011, the arbitration board further found that the copyright levy claims for single function printers for the years 2006 and 2007 should be dismissed pursuant to the October 2002 agreement between the Company and VG Wort finding the parties agreed to be bound by the judgment of the German Federal Supreme Court of December 6, 2007 which dismissed VG Wort's copyright levy claims for single function printers. VG Wort has filed objections against these non-binding decisions and, on April 25, 2012, filed legal action against the Company in the Munich (Civil) Court of Appeals seeking to collect copyright levies for single function printers sold by the Company in Germany from 2001 to 2007.  In contesting VG Wort’s filing, the Company is seeking the Munich (Civil) Court of Appeals’ determination that the Company does not owe copyright levies for single function printers sold by the Company in Germany for the contested period.  On June 6, 2013, the Munich (Civil) Court of Appeals ruled that the Company’s payment obligation for single-function printers sold until 2007 is dependent on the final outcome of the industry-wide litigation of VG Wort vs. HP described above.  The Company is reviewing its appellate options.

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

17.          RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Updates Recently Issued and Effective

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 amends the disclosure requirements on offsetting financial instruments, requiring entities to disclose both gross information and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2011-11 does not change the existing offsetting eligibility criteria or the permitted balance sheet presentation for those instruments that meet the eligibility criteria. The amendments were effective for the Company starting in the first quarter of fiscal 2013 and must be applied retrospectively. In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”). ASU 2013-01 clarifies that the scope of ASU 2011-11 should apply only to derivatives, repurchase agreements, and securities lending transactions and was also effective for the Company starting in the first quarter of fiscal 2013. ASU 2011-11 and ASU 2013-01 did not have a material impact on the Company’s financial statements or its disclosures.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). The amendments in ASU 2012-02 allow an entity the option to first assess qualitatively whether it is more likely than not (a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test under the existing guidance. ASU 2012-02 also provides examples of events and circumstances that an entity should consider when performing the qualitative assessment such as negative or declining cash flows and deterioration in industry, market or macroeconomic conditions. The amendments in ASU 2012-02 must be applied prospectively and are effective for the Company’s 2013 fiscal year. The Company does not expect a material impact to its financial statements related to the amendments in ASU 2012-02.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires an entity to provide information in one location about amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts not required to be reclassified to net income in their entirety, such as pension-related amounts, an entity is required to cross-reference to related footnote disclosures. The amendments in ASU 2013-02 were effective for the Company starting in the first quarter of fiscal 2013 and have been applied prospectively. The additional disclosures required by ASU 2013-02 have been included in Note 11 to the Consolidated Condensed Financial Statements.

Accounting Standards Updates Recently Issued But Not Yet Effective

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date (“ASU 2013-04”). ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, excluding certain obligations addressed within existing guidance. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in ASU 2013-04 are effective for the Company’s 2014 fiscal year and must be applied retrospectively to joint and several liability obligations that exist at the beginning of the year of adoption. Early adoption is permitted. The Company is in the process of evaluating the amendments in ASU 2013-04 but does not anticipate a material impact to its financial statements at this time.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment Upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). The amendments in ASU 2013-05 address the diversity in practice about when to release the cumulative translation adjustment related to a foreign entity. ASU 2013-05 clarifies that if a group of assets or business is sold that doesn’t constitute the entire foreign entity (transactions occurring within a foreign entity) the cumulative translation adjustment should not be released until there is a complete or substantially complete liquidation of the foreign entity. However, transactions resulting in the sale of an investment in a foreign entity (loss of a controlling financial interest) will trigger the release of the cumulative translation adjustment into earnings under ASU 2013-05. The amendments in ASU 2013-05 are effective prospectively for the Company’s 2014 fiscal year. The Company does not anticipate a material impact to its financial statements from ASU 2013-05, absent any material transactions in future periods involving the derecognition of subsidiaries or groups of assets within a foreign entity.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires that unrecognized tax benefits be presented as a reduction to deferred tax assets for all same jurisdiction net operating loss or similar tax loss carryforwards or tax credit carryforwards that are available and would be used by the entity to settle additional income taxes resulting from disallowance of the uncertain tax position. The amendments in ASU 2013-11 are effective for the Company’s 2014 fiscal year and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Early adoption and retrospective application are permitted. The Company is in the process of evaluating the potential impact of ASU 2013-11 to its statement of financial position.

The FASB issued other guidance during 2013 that is not applicable to the Company’s current financial statements and disclosures and, therefore, is not discussed above.

18.          SUBSEQUENT EVENTS

On July 25, 2013, the Company’s Board of Directors approved a quarterly dividend of $0.30 per share of Class A Common Stock. The dividend is payable September 13, 2013 to stockholders of record on August 30, 2013.

After the close of the markets on July 26, 2013, the Company entered into an ASR Agreement with a financial institution counterparty. Pursuant to the terms of the ASR Agreement, the Company will purchase $21 million of the outstanding shares of its Class A Common Stock from the financial institution counterparty. Under the ASR Agreement, the financial institution counterparty delivered to the Company on July 31, 2013, 0.5 million shares, equal to 85 percent of the shares that would be repurchased at the closing price of the Company’s Class A Common Stock on July 26, 2013. Upon delivery of these shares, the number of shares held in treasury increased from 32.7 million shares to 33.2 million shares. The final number of shares to be delivered to the Company by the financial institution counterparty under the ASR Agreement shall be adjusted based on a discount to the average of the daily volume weighted average price of the Company’s Class A Common Stock during the term of the ASR Agreement. If the number of shares to be delivered to the Company is less than the initial delivery of shares by the financial institution counterparty, the Company may be required to remit shares or cash to the financial institution counterparty as a result of such adjustment. The Company controls the election to deliver either additional shares or cash to the counterparty. The share repurchases are expected to be completed during the third quarter of 2013. The payment of $21 million by the Company to the financial institution counterparty for the repurchase of shares occurred on July 31, 2013, and was funded from available U.S. cash equivalents and current marketable securities.

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

RESULTS OF OPERATIONS

Operations Overview

Key Messages

Lexmark is focused on driving long-term performance by strategically investing in technology, hardware, software, services and solutions to secure high usage and high value product installations and associated profitable supplies, software maintenance and service annuities in unstructured information-intensive industries.

•         The ISS strategy is primarily focused on capturing profitable supplies and service annuities generated from its MPS, industry specific solutions and hardware sales of large and small workgroup devices.

•         The Perceptive Software strategy is primarily focused on capturing profitable software licenses, subscriptions and maintenance annuities from its industry and process specific solutions by combining its deep industry expertise, a broad ECM and BPM software platform, intelligent data capture, and enterprise search capabilities into a model that is easy to integrate, use, and support.

•         Together, ISS and Perceptive Software are creating synergies to accelerate the growth of each segment. ISS provides global enterprise account presence, infrastructure, and industry expertise. Perceptive Software provides advanced software solutions to further differentiate ISS’s MPS offerings and industry expertise.

While focusing on core strategic initiatives, Lexmark has taken actions to improve its cost and expense structure. As a result of the Company’s restructuring initiatives, significant changes have been implemented, from the consolidation and reduction of the manufacturing and support infrastructure and the increased use of shared service centers in low-cost countries, to the exit of the development and manufacture of the Company’s inkjet hardware. The Company also sold inkjet-related technology and assets, which included all outstanding shares and the manufacturing facility of Lexmark International (Philippines), Inc., certain intellectual property, and other assets.

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

Business Factors

For the second quarter of 2013, total Lexmark revenue was down 3.5% YTY, primarily due to the Company’s planned exit from inkjet technologies.  Operating income increased 111.5% YTY primarily due to a $73.5 million Gain on sale of inkjet-related technology and assets in the second quarter of 2013, which had a 122% favorable YTY impact on operating income.

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

Operating Results Summary

The following discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements and Notes thereto. The following table summarizes the results of the Company’s operations for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30				Six Months Ended June 30
	2013		2012		2013		2012
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev
Revenue	$886.7	100.0%	$918.6	100.0%	$1,771.0	100.0%	$1,911.1	100.0%
Gross profit	340.2	38.4	360.7	39.3	674.8	38.1	742.1	38.8
Operating expense	212.9	24.0	300.5	32.7	493.5	27.9	592.5	31.0
Operating income	127.3	14.4	60.2	6.6	181.3	10.2	149.6	7.8
Net earnings	88.9	10.0	39.2	4.3	123.7	7.0	100.0	5.2

Current quarter

For the second quarter of 2013, total revenue was $886.7 million or down 3.5% from 2012. Gross profit decreased 5.7%, Operating expense decreased 29.2% and Operating income increased 111.5% when compared to the same period in 2012.

Net earnings for the second quarter of 2013 increased 126.8% from the prior year primarily due to higher operating income. Operating income for the second quarter of 2013 included $13.3 million of pre-tax restructuring-related charges and project costs as well as $19.9 million of pre-tax acquisition-related adjustments and $71.0 million of pre-tax divestiture-related benefit.  Net earnings for the second quarter of 2012 included $9.6 million of pre-tax restructuring-related charges and project costs as well as $23.0 million of pre-tax acquisition-related adjustments.

Year to date

For the six months ended June 30, 2013, consolidated revenue was $1.8 billion, down 7.3% compared to prior year. Gross profit decreased 9.1%, Operating expense decreased 16.7% and Operating income increased 21.2% when compared to the same period in 2012.

Net earnings for the first half of 2013 increased 23.7% from the prior year primarily due to higher operating income. Operating income for the first half of 2013 included $22.4 million of pre-tax restructuring-related charges and project costs as well as $37.5 million of pre-tax acquisition-related adjustments and $70.8 million of pre-tax divestiture-related benefit. Operating income for the first half of 2012 included $19.6 million of pre-tax restructuring-related charges and project costs and $32.7 million of pre-tax acquisition-related adjustments.

Revenue

Revenue declined YTY driven by the planned exit from inkjet technology.

For the second quarter of 2013, consolidated revenue decreased 3.5% YTY, of which approximately 6.5% was due to the Company’s exit of inkjet technology. Hardware revenue decreased 14.4% and supplies revenue decreased 3.7% YTY, partially offset by an increase of 23.2% in revenue from software and other driven by the 33.2% YTY growth in Perceptive Software.

For the six months ended June 30, 2013, consolidated revenue decreased 7.3% YTY, of which approximately 6.4% was due to the Company’s exit of inkjet technology.  Hardware revenue decreased 11.9% and supplies revenue decreased 10.1% YTY, partially offset by an increase of 28.2% in revenue from software and other driven by the 39.7% YTY growth in Perceptive Software.

The following table provides a breakdown of the Company’s revenue by segment:

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2013	2012	% Change	2013	2012	% Change
ISS	$828.1	$874.6	(5.3)%	$1,668.3	$1,837.6	(9.2)%
Perceptive Software	58.6	44.0	33.2	102.7	73.5	39.7
Total revenue	$886.7	$918.6	(3.5)%	$1,771.0	$1,911.1	(7.3)%

ISS

During the second quarter of 2013, ISS revenue decreased 5.3% compared to the prior year, of which approximately 6.8% was due to the Company’s exit of inkjet technology.  Hardware revenue declined 14.4% YTY and laser hardware revenue declined 9.3% YTY.  Large workgroup laser hardware revenue, which represented about 80% of total hardware revenue for the quarter ended June 30, 2013, was down 9% YTY reflecting a 23% decrease in average unit revenue (“AUR”), partially offset by an 18% increase in units. Small workgroup laser hardware revenue, which for the quarter ended June 30, 2013 represented about 19% of total hardware revenue, declined 11% YTY driven by a 16% decline in units offset partially by a 6% increase in AUR. Inkjet exit hardware revenue, which for the quarter ended June 30, 2013 represented less than 1% of total hardware revenue, declined 93% YTY as the Company exits inkjet technology.  Supplies revenue for the quarter ended June 30, 2013 was down 3.7% compared to the same period in 2012 with laser supplies revenue increasing 5.2% YTY. Inkjet exit supplies revenue declined 33.0% YTY due to ongoing and expected declines in the inkjet install base as the Company exits inkjet technology.  The Company uses the term “large workgroup” to include departmental, large workgroup, and medium workgroup lasers, dot matrix printers and options.  The term “small workgroup” includes small workgroup and personal lasers. The Company uses the term “inkjet exit” to include consumer and business inkjet hardware and supplies.

During the first half of 2013, ISS revenue decreased 9.2% compared to the prior year, of which approximately 6.7% was due to the Company’s exit of inkjet technology. Hardware revenue declined 11.8% YTY with laser hardware revenue declining 7.3% YTY.  Large workgroup laser hardware revenue, which represented about 81% of total hardware revenue for the six months ended June 30, 2013, was down 5% YTY reflecting an 11% decrease in AUR, partially offset by a 7% increase in units.  Small workgroup laser hardware revenue, which for the six months ended June 30, 2013 represented 18% of total hardware revenue, declined 15% YTY driven by a 17% decline in units. Small workgroup AUR increased 2%. Inkjet exit hardware revenue, which for the six months ended June 30, 2013 represented 1% of total hardware revenue, declined 86.1% YTY. Supplies revenue for the six months ended June 30, 2013 was down 10.1% compared to the same period in 2012 with laser supplies revenue declining 3.3% YTY. Inkjet exit supplies revenue declined 32.1% YTY.

Perceptive Software

For the quarter ended June 30, 2013, revenue for Perceptive Software increased 33.2% compared to the same period in 2012 driven by strong performance in healthcare, financial services and manufacturing. Excluding the impact of acquisition-related adjustments, revenue for Perceptive Software for the quarter ended June 30, 2013 increased 33.7% YTY.

For the six months ended June 30, 2013, revenue for Perceptive Software increased 39.7% compared to the same period in 2012. Excluding the impact of acquisition-related adjustments, revenue for Perceptive Software for the six months ended June 30, 2013 increased 41.9% YTY. During the first half of 2013, Perceptive Software saw strong placements of content and capture solutions.  The 2013 and 2012 financial results for the Perceptive Software reportable segment include only the activity occurring after the dates of acquisitions.

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

See “Acquisition and Divestiture-related Adjustments” section that follows for further discussion.

Revenue by geography:

The following table provides a breakdown of the Company’s revenue by geography:

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2013	2012	% Change	2013	2012	% Change
United States	$382.7	$391.4	(2.2)%	$758.1	$814.3	(6.9)%
Europe, the Middle East & Africa ("EMEA")	325.2	332.0	(2.0)	660.3	700.1	(5.7)
Other International	178.8	195.2	(8.4)	352.6	396.7	(11.1)
Total revenue	$886.7	$918.6	(3.5)%	$1,771.0	$1,911.1	(7.3)%

For the three and six months ended June 30, 2013, the decline in revenues compared to the same periods in 2012, for all regions, principally reflects the impact of the Company’s planned exit from inkjet technologies. For the three and six months ended June 30, 2013, currency exchange rates had a negligible impact on Total revenue compared to the same periods in 2012.

Gross Profit

The following table provides gross profit information:

	Three Months Ended June 30				Six Months Ended June 30
(Dollars in millions)	2013	2012	Change		2013	2012	Change
Gross profit dollars	$340.2	$360.7	(5.7)%		$674.8	$742.1	(9.1)%
% of revenue	38.4%	39.3%	(0.9)	pts	38.1%	38.8%	(0.7)	pts

For the three months ended June 30, 2013, consolidated gross profit decreased 5.7% and gross profit as a percentage of revenue decreased by 0.9 percentage points compared to the same period in 2012. Gross profit margin for the quarter ended June 30, 2013 versus the same period in 2012 was impacted by a 3.4 percentage point decrease YTY due to unfavorable product margins, principally laser hardware reflecting a decrease in AUR, as well as by a 0.7 percentage point decrease due to higher YTY cost of restructuring and acquisition-related activities. This was partially offset by a 3.2 percentage point YTY increase due to a favorable mix shift driven by less inkjet hardware and more laser supplies and license revenue. Gross profit for the three months ended June 30, 2013 included $5.9 million of pre-tax restructuring-related charges as well as $12.3 million of pre-tax acquisition-related adjustments.  Gross profit for the three months ended June 30, 2012 included $3.5 million of pre-tax restructuring-related charges and project costs as well as $8.5 million of pre-tax acquisition-related adjustments.

For the six months ended June 30, 2013, consolidated gross profit decreased 9.1% while gross profit as a percentage of revenue decreased by 0.7 percentage points compared to the same period in 2012. Gross profit margin for the six months ended June 30, 2013 versus the same period in 2012 was impacted by a 2.7 percentage point decrease YTY due to unfavorable product margins as well as by a 0.8 percentage point decrease due to higher YTY cost of restructuring and acquisition-related activities.  This was partially offset by a 2.8 percentage point YTY increase due to a favorable mix shift driven by less inkjet hardware. Gross profit for the six months ended June 30, 2013 included $13.3 million of pre-tax restructuring-related charges and project costs along with $22.9 million of pre-tax acquisition-related adjustments. Gross profit for the six months ended June 30, 2012 included $7.8 million of pre-tax restructuring-related charges and project costs along with $14.2 million of pre-tax acquisition-related adjustments.

See “Restructuring and Related Charges and Project Costs” and “Acquisition and Divestiture-related Adjustments” sections that follow for further discussion.

Operating Expense

The following table presents information regarding the Company’s operating expenses during the periods indicated:

	Three Months Ended June 30				Six Months Ended June 30
	2013		2012		2013		2012
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev
Research and development	$80.6	9.1%	$94.4	10.3%	$162.2	9.2%	$191.1	10.0%
Selling, general & administrative	204.6	23.1	205.3	22.3	407.6	23.0	395.8	20.7
Gain on sale of inkjet-related technology and assets	(73.5)	(8.3)	–	–	(73.5)	(4.2)	–	–
Restructuring and related charges (reversals)	1.2	0.1	0.8	0.1	(2.8)	(0.1)	5.6	0.3
Total operating expense	$212.9	24.0%	$300.5	32.7%	$493.5	27.9%	$592.5	31.0%

For the three and six months ended June 30, 2013, Total operating expense decreased 29.2% and 16.7%, respectively, compared to the same period in 2012. The decrease was primarily due to the $73.5 million Gain on sale of inkjet-related technology and assets in the second quarter of 2013, which had a 24.5% and 12.4% favorable YTY impact, respectively, on Total operating expense for the three and six months ending June 30, 2013.

Research and development expenses for the three and six months ended June 30, 2013 decreased YTY driven by expense reductions in the ISS segment due to the Company’s 2012 restructuring actions and solid overall expense management, partially offset by increased investment in Perceptive Software.

Selling, general and administrative (“SG&A”) expenses for the six months ended June 30, 2013 increased YTY driven by investments in the Perceptive Software segment.  The increase in Perceptive Software segment SG&A was partially offset by lower SG&A spending in the ISS segment, principally due to the Company’s 2012 restructuring actions. SG&A expenses for the three months ended June 30, 2013 remained relatively flat compared to the same period in 2012.

See discussion below of restructuring and related charges and project costs and acquisition and divestiture-related adjustments included in the Company’s operating expenses for the periods presented in the table above.

For the three and six months ended June 30, 2013, the Company incurred $7.4 million and $9.1 million, respectively, of pre-tax restructuring and related charges and project costs in operating expenses due to the Company’s restructuring plans. Of the $7.4 million of pre-tax restructuring and related charges and project costs incurred for the three months ended June 30, 2013, $6.2 million is included in Selling, general and administrative while $1.2 million is included in Restructuring and related charges (reversals) on the Company’s Consolidated Condensed Statements of Earnings. Of the $9.1 million of pre-tax restructuring and related charges and project costs incurred for the six months ended June 30, 2013, $11.9 million is included in Selling, general and administrative while $(2.8) million is included in Restructuring and related charges (reversals) on the Company’s Consolidated Condensed Statements of Earnings. Additionally, for the three and six months ended June 30, 2013, the Company incurred $10.1 million and $17.3 million, respectively, of pre-tax costs associated with acquisition and divestiture-related adjustments. Of the $10.1 million of pre-tax costs associated with acquisition and divestiture-related adjustments incurred for the three months ended June 30, 2013, $0.2 million is included in Research and development, and $9.9 million is included in Selling, general, and administrative on the Company’s Consolidated Condensed Statements of Earnings. The $9.9 million in Selling, general, and administrative includes $7.4 million of acquisition-related adjustments and $2.5 million of divestiture-related adjustments.  Of the $17.3 million of pre-tax costs associated with acquisition and divestiture-related adjustments incurred for the six months ended June 30, 2013, $0.3 million is included in Research and development, and $17.0 million is included in Selling, general, and administrative on the Company’s Consolidated Condensed Statements of Earnings. The $17.0 million in Selling, general, and administrate includes $14.3 million of acquisition-related adjustments and $2.7 million of divestiture-related adjustments.

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

See “Restructuring and Related Charges and Project Costs” and “Acquisition and Divistiture-related Adjustments” sections that follow for further discussion.

Operating Income (Loss)

The following table provides operating income by segment:

	Three Months Ended June 30				Six Months Ended June 30
(Dollars in millions)	2013	2012	Change		2013	2012	Change
ISS	$256.9	$160.0	60.6%		$413.4	$338.0	22.3%
% of segment revenue	31.0%	18.3%	12.7	pt	24.8%	18.4%	6.4	pt

Perceptive Software	(17.7)	(15.3)	(15.7)%		(40.5)	(31.1)	(30.2)%
% of segment revenue	(30.2)%	(34.8)%	4.6	pt	(39.4)%	(42.3)%	2.9	pt

All other	(111.9)	(84.5)	(32.4)%		(191.6)	(157.3)	(21.8)%
Total operating income (loss)	$127.3	$60.2	111.5%		$181.3	$149.6	21.2%
% of total revenue	14.4%	6.6%	7.8	pt	10.2%	7.8%	2.4	pt

For the three and six months ended June 30, 2013, the increase in consolidated operating income from the same period in 2012 reflected higher operating income in the ISS segment.  The higher ISS operating income is driven by a $73.5 million Gain on the sale of inkjet-related technology and assets in the second quarter of 2013, which had a 45.9% and 21.8% favorable YTY impact, respectively, on ISS operating income for the three and six months ended June 30, 2013.  This favorable ISS operating income impact is partially offset by the decline in inkjet supplies as the Company exits the inkjet technology. The YTY increase in operating loss for Perceptive Software is primarily due to increases in restructuring and acquisition-related costs.

For the three months ended June 30, 2013, the Company incurred total pre-tax restructuring-related charges and project costs related to the Company’s restructuring plans of $4.5 million in ISS, $4.1 million in Perceptive Software and $4.7 million in All other, as well as pre-tax acquisition-related items of $16.9 million primarily in Perceptive Software and $3.0 million primarily in All other. The $71.0 million net benefit from the gain on sale of inkjet-related technology and assets and other divestiture costs is primarily recognized in the ISS segment.  For the six months ended June 30, 2013, the Company incurred total pre-tax restructuring-related charges and project costs related to the Company’s restructuring plans of $10.7 million in ISS, $4.1 million in Perceptive Software and $7.6 million in All other, as well as pre-tax acquisition-related items of $32.0 million primarily in Perceptive Software and $5.5 million primarily in All other. The $70.8 million net benefit from the gain on sale of inkjet-related technology and assets and other divestiture costs is primarily recognized in the ISS segment.

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

See “Restructuring and Related Charges and Project Costs” and “Acquisition and Divestiture-related Adjustments” sections that follow for further discussion.

Interest and Other

The following table provides interest and other information:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2013	2012	2013	2012
Interest (income) expense, net	$7.9	$7.4	$17.3	$14.4
Other expense (income), net	1.5	0.4	2.5	0.7
Loss on extinguishment of debt	–	–	3.3	–
Total interest and other (income) expense, net	$9.4	$7.8	$23.1	$15.1

During the three and six months ending June 30, 2013, total interest and other expense (income), net, increased 21% and 53%, respectively, compared to the same periods in 2012. For the six months ending June 30, 2013, the loss of $3.3 million on extinguishment of debt is comprised of $3.2 million of premium paid upon repayment of the Company’s 2013 senior notes and $0.1 million related to the write-off of related debt issuance costs.

Provision for Income Taxes and Related Matters

The Provision for income taxes for the three months ended June 30, 2013, was an expense of $29.0 million or an effective tax rate of 24.6%, compared to an expense of $13.2 million or an effective tax rate of 25.2% for the three months ended June 30, 2012. The difference in these rates (excluding discrete items) is primarily due to a shift in the expected geographic distribution of earnings for 2013. For the three months ended June 30, 2013, the Company increased income tax expense by $16.7 million in recognition of several discrete items. This amount is primarily related to the Company’s divestiture of certain inkjet-related technology and assets.

The Provision for income taxes for the six months ended June 30, 2013 was an expense of $34.5 million or an effective tax rate of 21.8%, compared to an expense of $34.5 million or an effective tax rate of 25.7% for the six months ended June 30, 2012. The difference in these rates (excluding discrete items) is primarily due to the U.S. research and experimentation tax credit not in effect as of June 30, 2012, but was in effect as of June 30, 2013, a shift in the expected geographic distribution of earnings for 2013 and to the fact that the effective rate on the Company’s divestiture of certain inkjet-related technology and assets was lower than the overall stated rate. For the six months ended June 30, 2013, the Company increased income tax expense by $5.4 million for adjustments to amounts accrued for tax years prior to 2013, decreased income tax expense by $6.0 million related to the reenactment in 2013 of the research and experimentation credit for the year 2012, and increased tax expense by $12.1 million related to the Company’s divestiture of certain inkjet-related technology and assets.

Net Earnings and Earnings per Share

The following table summarizes net earnings and basic and diluted net earnings per share:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share amounts)	2013	2012	2013	2012
Net earnings	$88.9	$39.2	$123.7	$100.0

Basic earnings per share	$1.41	$0.55	$1.95	$1.41
Diluted earnings per share	$1.39	$0.55	$1.92	$1.39

Net earnings for the three and six months ended June 30, 2013 increased 126.8% and 23.7%, respectively, from the prior year primarily due to increased operating income coupled with a lower effective tax rate. The increase in operating income for the three and six months, respectively, ended June 30, 2013 is driven by the $71.0 million and $70.8 million net benefit from the gain on sale of inkjet-related technology and assets and other divestiture costs.  For the three and six months ended June 30, 2013, the YTY increase in basic and diluted earnings per share was primarily due to increased earnings helped by an approximate 11% reduction in shares outstanding.

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

As part of Lexmark’s ongoing strategy to increase the focus of its talent and resources on higher usage business platforms, the Company announced restructuring actions on January 31, 2012 and August 28, 2012 (the “2012 Restructuring Actions”). These actions better align the Company’s sales, marketing and development resources, and align and reduce its support structure consistent with its focus on business customers. The 2012 Restructuring Actions include exiting the development and manufacturing of the Company’s inkjet technology, with reductions primarily in the areas of inkjet-related manufacturing, research and development, supply chain, marketing and sales as well as other support functions. The Company will continue to provide service, support and aftermarket supplies for its inkjet installed base.

In the second quarter of 2013, the Company sold inkjet-related technology and assets. Refer to Note 3 of the Notes to Consolidated Condensed Financial Statements for more information.

The 2012 Restructuring Actions are expected to impact about 1,525 positions worldwide, including 300 manufacturing positions. The 2012 Restructuring Actions will result in total pre-tax charges, including project costs, of approximately $192 million with $149.3 million incurred to date, approximately $19.4 million still to be incurred in 2013 and the remaining $23.3 million to be incurred in 2014 and 2015. The Company expects the total cash costs of the 2012 Restructuring Actions to be approximately $98 million with $75.1 million incurred to date, $16.3 million impacting the remainder of 2013, and the remaining $6.6 million impacting 2014 and 2015.  The anticipated timing of cash outlays for the 2012 Restructuring Actions is $17.2 million for the remainder of 2013 and $15.2 million in 2014 and 2015, with cash outlays of approximately $38 million in 2012 and $27.6 million in the first half of 2013.

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

Impact to 2013 Financial Results

For the three months ended June 30, 2013, the Company incurred charges (reversals), including project costs, of $13.3 million for its restructuring plans as follows:

	2012 Actions
	Restructuring-	2012 Actions		Other Actions
	related	Restructuring-		Restructuring-
	Charges	related	2012 Actions	related charges
(Dollars in millions)	(Note 5)	Project Costs	Total	(Note 5)	Total
Accelerated depreciation charges	$2.3	$–	$2.3	$–	$2.3
Excess components and other inventory-related charges	5.2	–	5.2	–	5.2
Employee termination benefit charges	1.5	–	1.5	(0.2)	1.3
Contract termination and lease charges	(0.1)	–	(0.1)	–	(0.1)
Project costs	–	4.6	4.6	–	4.6
Total restructuring-related charges/project costs	$8.9	$4.6	$13.5	$(0.2)	$13.3

The Company incurred accelerated depreciation charges of $0.7 million and $1.6 million, respectively, in Restructuring-related costs and Selling, general and administrative on the Consolidated Condensed Statements of Earnings. Excess components and other inventory-related charges of $5.2 million were incurred in Restructuring-related costs on the Consolidated Condensed Statements of Earnings. Total employee termination benefits and contract termination and lease charges (reversals) of $1.2 million are included in Restructuring and related charges (reversals), and restructuring-related project costs of $4.6 million are included in  Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings.

For the three months ended June 30, 2013, the Company incurred restructuring and related charges and project costs related to the 2012 Restructuring Actions of $4.8 million in ISS, $4.6 million in All other and $4.1 million in Perceptive Software. The Company incurred restructuring or related charges (reversals) related to the Other Restructuring Actions of $(0.3) million in ISS and $0.1 million in All other.

For the six months ended June 30, 2013, the Company incurred charges (reversals), including project costs, of $22.4 million for its restructuring plans as follows:

	2012 Actions			Other Actions
	Restructuring-	2012 Actions		Restructuring-
	Related	Restructuring-		related
	Charges	related	2012 Actions	Charges
(Dollars in millions)	(Note 5)	Project Costs	Total	(Note 5)	Total
Accelerated depreciation charges	$6.5	$–	$6.5	$–	$6.5
Excess components and other inventory-related charges	10.2	–	10.2	–	10.2
Employee termination benefit charges	(2.5)	–	(2.5)	(0.2)	(2.7)
Contract termination and lease charges	(0.1)	–	(0.1)	–	(0.1)
Project costs	–	8.5	8.5	–	8.5
Total restructuring-related charges/project costs	$14.1	$8.5	$22.6	$(0.2)	$22.4

The Company incurred accelerated depreciation charges of $2.9 million and $3.6 million, respectively, in Restructuring-related costs and Selling, general and administrative on the Consolidated Condensed Statements of Earnings. Excess components and other inventory-related charges of $10.2 million were incurred in Restructuring-related costs on the Consolidated Condensed Statements of Earnings. Total employee termination benefits and contract termination and lease charges (reversals) of $(2.8) million are included in Restructuring and related charges (reversals), and restructuring-related project costs of $0.2 million and $8.3 million, respectively, are included in Restructuring-related costs and Selling, general and administrative on the Company’s Consolidated Condensed

Statements of Earnings. The $(2.7) million reversal for employee termination benefit charges is driven by the change in assumptions regarding reductions in workforce that occurred in the first quarter of 2013, due to the inclusion of one of the Company’s subsidiaries in the sale of inkjet-related technology and assets that closed in the second quarter of 2013.

For the six months ended June 30, 2013, the Company incurred restructuring and related charges and project costs related to the 2012 Restructuring Actions of $11.0 million in ISS, $7.5 million in All other and $4.1 million in Perceptive Software. The Company incurred restructuring or related charges (reversals) related to the Other Restructuring Actions of $(0.3) million in ISS and $0.1 million in All other.

Impact to 2012 Financial Results

For the three months ended June 30, 2012, the Company incurred charges (reversals), including project costs, of $9.6 million for its restructuring plans as follows:

	2012 Actions			Other Actions
	Restructuring-	2012 Actions		Restructuring-	Other Actions
	Related	Restructuring-		related	Restructuring-
	Charges	related	2012 Actions	Charges	related Project	Other Actions
(Dollars in millions)	(Note 5)	Project Costs	Total	(Note 5)	Costs	Total	Total
Accelerated depreciation charges	$5.7	$–	$5.7	$(0.2)	$–	$(0.2)	$5.5
Employee termination benefit charges	0.8	–	0.8	–	–	–	0.8
Project costs	–	3.1	3.1	–	0.2	0.2	3.3
Total restructuring-related charges/project costs	$6.5	$3.1	$9.6	$(0.2)	$0.2	$–	$9.6

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

For the three months ended June 30, 2012, the Company incurred restructuring and related charges and project costs related to the 2012 Restructuring Actions of $4.4 million in ISS and $5.2 in All other. The Company incurred restructuring and related charges (reversals) and project costs related to the Other Restructuring Actions of $0.1 million in ISS and $(0.1) million in All other.

For the six months ended June 30, 2012, the Company incurred charges (reversals), including project costs, of $19.6 million for its restructuring plans as follows:

	2012 Actions			Other Actions
	Restructuring-	2012 Actions		Restructuring-	Other Actions
	related	Restructuring-		related	Restructuring-
	Charges	Related	2012 Actions	Charges	related Project	Other Actions
(Dollars in millions)	(Note 5)	Project Costs	Total	(Note 5)	Costs	Total	Total
Accelerated depreciation charges	$10.0	$–	$10.0	$–	$–	$–	$10.0
Employee termination benefit charges	4.9	–	4.9	0.7	–	0.7	5.6
Project costs	–	3.8	3.8	–	0.2	0.2	4.0
Total restructuring-related charges/project costs	$14.9	$3.8	$18.7	$0.7	$0.2	$0.9	$19.6

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

For the six months ended June 30, 2012, the Company incurred restructuring and related charges and project costs related to the 2012 Restructuring Actions of $13.5 million in ISS and $5.2 million in All other. The Company incurred restructuring and related charges and project costs related to the Other Restructuring Actions of $0.6 million in ISS and $0.3 million in All other.

ACQUISITION AND DIVESTITURE-RELATED ADJUSTMENTS

Pre-tax acquisition and divestiture-related adjustments affected the Company’s financial results as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2013	2012	2013	2012
Reduction in revenue	$3.5	$2.4	$5.6	$2.8
Amortization of intangible assets	13.4	11.1	26.4	18.8
Acquisition and integration costs	3.0	9.5	5.5	11.1
Total acquisition-related adjustments	19.9	23.0	37.5	32.7
Gain on sale of inkjet-related technology and assets	(73.5)	–	(73.5)	–
Divestiture costs	2.5	–	2.7	–
Total divestiture-related adjustments	(71.0)	–	(70.8)	–
Total acquisition and divestiture-related adjustments	$(51.1)	$23.0	$(33.3)	$32.7

Reductions in revenue and amortization of intangible assets were recognized primarily in the Perceptive Software reportable segment. Acquisition and integration costs were recognized primarily in All other. The gain on sale of inkjet-related technology and assets and divestiture costs were recognized primarily in the ISS reportable segment.

Acquisitions

In connection with acquisitions, Lexmark incurs costs and adjustments (referred to as “acquisition-related adjustments”) that affect the Company’s financial results.  These acquisition-related adjustments result from business combination accounting rules as well as expenses that would otherwise have not been incurred by the Company if acquisitions had not taken place.

Reductions in revenue result from business combination accounting rules when deferred revenue balances for service contracts assumed as part of acquisitions are adjusted down to fair value. Fair value approximates the cost of fulfilling the service obligation, plus a reasonable profit margin. Subsequent to acquisitions, the Company analyzes the amount of amortized revenue that would have been recognized had the acquired company remained independent and had the deferred revenue balances not been adjusted to fair value. The $3.5 million and $5.6 million downward adjustments to revenue for the three and six months ended June 30, 2013, respectively, as well as the $2.4 million and $2.8 million downward adjustments to revenue for the three and six months ended June 30, 2012, respectively, are reflected in revenue presented on the Company’s Consolidated Condensed Statements of Earnings. The Company expects pre-tax reductions in revenue of approximately $6 million for the remainder of 2013. For full year 2014, the Company expects pre-tax reductions in revenue of approximately $1 million.

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

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2013	2012	2013	2012
Recorded in cost of product revenue	$8.8	$6.1	$17.3	$11.4
Recorded in Research and development	0.2	0.2	0.3	0.3
Recorded in Selling, general and administrative	4.4	4.8	8.8	7.1
Total amortization of intangible assets	$13.4	$11.1	$26.4	$18.8

The Company expects pre-tax charges for the amortization of intangible assets of approximately $27 million for the remainder of 2013 with approximately $13 million expected in the third quarter of 2013.  For full year 2014, the Company expects charges for the amortization of intangible assets of approximately $50 million.

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

The Company incurred $3.0 million and $5.5 million for the three and six months ended June 30, 2013, respectively, and $9.5 million and $11.1 million for the three and six months ended June 30, 2012, respectively, in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings for acquisition and integration costs. The Company expects pre-tax adjustments for acquisition and integration expenses of approximately $4 million for the remainder of 2013 and approximately $2 million for 2014.

Divestiture

Refer to Note 3 of the Notes to Consolidated Condensed Financial Statements for information regarding the gain recognized upon sale of inkjet-related technology and assets.

In connection with the sale of the Company’s inkjet-related technology and assets, the Company incurred expenses that would not have been incurred otherwise, such as employee travel expenses and compensation, consulting costs, training costs and transition services. These costs are incremental to normal operating charges and are expensed as incurred. The Company incurred $2.5 million and $2.7 million for the three and six months ended June 30, 2013, respectively, in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings for divestiture-related costs. The Company expects pre-tax adjustments for divestiture-related expenses of approximately $4 million for the remainder of 2013, after which divestiture-related expenses are expected to be immaterial.

FINANCIAL CONDITION

Lexmark’s financial position remains strong at June 30, 2013, with working capital of $961.0 million compared to $476.6 million at December 31, 2012. The $484.4 million increase in working capital accounts was driven by the issuance of $400 million of long-term debt and subsequent repayment of the 2013 senior notes in March 2013.  Additionally, the Company received $95.9 million related to the sale of inkjet-related technology and assets during the second quarter of 2013, or $93.6 net of the cash balance held by the Company’s subsidiary that was included in the sale.

At June 30, 2013 and December 31, 2012, the Company had senior note debt of $699.6 million and $649.6 million, respectively. The Company had no amounts outstanding under its U.S. trade receivables financing program or its revolving credit facility at June 30, 2013 or December 31, 2012.

The debt to total capital ratio was stable at 35% at June 30, 2013 and 34% at December 31, 2012. The debt to total capital ratio is calculated by dividing the Company’s outstanding debt by the sum of its outstanding debt and total stockholders’ equity.

The following table summarizes the results of the Company’s Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30
(Dollars in millions)	2013	2012
Net cash flow provided by (used for):
Operating activities	$126.8	$141.2
Investing activities	(65.1)	(258.5)
Financing activities	(31.2)	(90.8)
Effect of exchange rate changes on cash	(0.9)	(0.8)
Net change in cash and cash equivalents	$29.6	$(208.9)

The Company’s primary source of liquidity has been cash generated by operations, which generally has been sufficient to allow the Company to fund its working capital needs and finance its capital expenditures and acquisitions. Refer to the Financing activities section which follows for information regarding the Company’s debt activity during the first half of 2013.  Management believes that cash provided by operations will be sufficient on a worldwide basis to meet operating and capital needs as well as the funding of expected dividends and share repurchases for the next twelve months. However, in the event that cash from operations is not sufficient, the Company has substantial cash and cash equivalents and current marketable securities balances and other potential sources of liquidity through utilization of its trade receivables financing program and revolving credit facility or access to the private and public debt markets. The Company may choose to use these sources of liquidity from time to time, including during 2013, to fund strategic acquisitions, dividends, and/or share repurchases.

As of June 30, 2013, the Company held $981.2 million in Cash and cash equivalents and current Marketable securities. The Company’s ability to fund operations from these balances could be limited by the liquidity in the market as well as possible tax implications of moving proceeds across jurisdictions. Of this amount, approximately $912.9 million of Cash and cash equivalents and current Marketable securities were held by foreign subsidiaries. The Company utilizes a variety of financing strategies with the objective of having its worldwide cash available in the locations where it is needed. However, if amounts held by foreign subsidiaries were needed to fund operations in the U.S., the Company could be required to accrue and pay taxes to repatriate a large portion of these funds. The Company’s intent is to permanently reinvest undistributed earnings of low tax rate foreign subsidiaries and current plans do not demonstrate a need to repatriate earnings to fund operations in the U.S.

As of December 31, 2012, the Company held $905.8 million in Cash and cash equivalents and current Marketable securities. Of this amount, approximately $869.8 million of Cash and cash equivalents and current Marketable securities were held by foreign subsidiaries.

A discussion of the Company’s additional sources of liquidity is included in the Financing activities section to follow.

Operating activities

The $14.4 million decrease in cash flow from operating activities for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 was driven by the following factors.

Although Net earnings increased $23.7 million YTY, this was reduced by the $75.3 million adjustment related to the Gain on sale of inkjet-related technology and assets.

The reduction in Inventories balances was $27.6 million less in the first half of 2013 compared to that of 2012. Inventories decreased $2.2 million during the first half of 2013, excluding that which was divested, and $29.8 million during the first half of 2012.

The activities above were partially offset by the following factors.

Changes in Accounts payable balances for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 resulted in a favorable YTY impact of $29.6 million, excluding payables recognized from business combinations and those divested. Accounts payable decreased $31.4 million during the first half of 2013 and decreased $61.0 million during the first half of 2012. The decrease in the first half of 2013 was driven by decreased spending, partly related to the inkjet business exit. The decrease in the first half of 2012 was driven by a decline in inventory and production levels reflecting lower unit shipments.

The changes in Accrued liabilities and Other assets and liabilities, collectively, for the first half of 2013 compared to 2012, resulted in a favorable YTY impact of $21.0 million. The single largest favorable impact was due to cash paid for pension/post-retirement funding.  Cash paid for pension/post-retirement funding in the first half of 2013 was approximately $15.0 million lower than the first half of 2012.

Cash conversion days

	2013 JUN	2012 DEC	2012 JUN	2011 DEC
Days of sales outstanding	54	49	47	39
Days of inventory	45	39	49	45
Days of payables	79	72	69	66
Cash conversion days	19	16	27	18

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

     Other Notable Operating Activities

As of June 30, 2013 and December 31, 2012, the Company had accrued approximately $60.6 million and $64.4 million, respectively, for pending copyright fee issues, including litigation proceedings, local legislative initiatives and/or negotiations with the parties involved. These accruals are included in Accrued liabilities on the Consolidated Condensed Statements of Financial Position. Refer to Note 16 of the Notes to Consolidated Condensed Financial Statements for additional information. The payment(s) of these fees could have a material impact on the Company’s future operating cash flows.

Investing activities

The $193.4 million decrease in net cash flows used for investing activities for the first half of 2013 compared to the first half of 2012 was driven by the $176.8 million YTY net decrease in cash flows used for business acquisitions, and the $92.6 million net proceeds from the sale of the Company’s inkjet-related technology and assets, offset partially by the net increase of $80.5 million in marketable securities investments.

The Company’s business acquisitions and divestitures, marketable securities and capital expenditures are discussed below.

     Business acquisitions and divestitures

During the six months ending June 30, 2013, cash flow used to acquire AccessVia and Twistage of $28.1 million was less than the first half 2012 acquisitions of $204.9 million for Brainware, ISYS and Nolij. AccessVia is an industry-leading paper and digital signage solution for the retail marketplace, that when combined with Lexmark’s MPS and expertise in delivering print and document process solutions to the retail market, will enable customers to quickly design and produce in-store signage for better and more timely merchandising in a highly distributed store environment.  Twistage is an industry-leading pure cloud platform for managing video, audio, and image content, that when combined with Lexmark, will enable customers to capture, manage, and access all of their content, including rich media content assets, within the context of their business processes and enterprise applications.

On April 1, 2013, the Company and Funai Electric Co., Ltd., entered into a Master Inkjet Sale Agreement of the Company’s inkjet-related technology and assets to Funai for total cash consideration of $100 million, subject to working capital adjustments.  During the second quarter of 2013, the Company received $95.0 million of cash consideration upon closing; as well as a subsequent working capital adjustment of $0.9 million for the sale of inkjet-related technology and assets.   Included in the sale were one of the Company’s subsidiaries, certain intellectual property and other assets of the Company.  The Company must also provide certain transition services to Funai. Of the $95.9 million of cash proceeds received, or $93.6 million net of the $2.3 million cash balance held by the subsidiary included in the sale, $92.6 million was presented in investing activities for the sale of the business and $1.0 million was included in operating activities for transition services. The Company will receive the remaining $5 million purchase price within 180 days of the closing.

Refer to Note 3 of the Notes to Consolidated Condensed Financial Statements for additional information regarding business combinations and divestitures.

     Marketable securities

The Company increased its marketable securities investments by $48.0 million in the first half of 2013 compared to a decrease of $32.5 million in the first half of 2012. The Company was able to invest more in marketable securities in 2013 due to the lower amount of cash paid for businesses acquired, and the proceeds from the divestiture discussed above, as well as first half debt activities discussed in financing activities to follow.

The Company’s investments in marketable securities are classified and accounted for as available-for-sale and reported at fair value. At June 30, 2013 and December 31, 2012, the Company’s marketable securities portfolio consisted of asset-backed and mortgage-backed securities, corporate debt securities, preferred and municipal debt securities, U.S. government and agency debt securities, international government securities, commercial paper and certificates of deposit. The Company’s auction rate securities, valued at $7.0 million and $6.3 million at June 30, 2013 and December 31, 2012, respectively, are reported in the noncurrent assets section of the Company’s Consolidated Condensed Statements of Financial Position.

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

The Company assesses its marketable securities for other-than-temporary declines in value in accordance with the model provided under the FASB’s guidance. There were no major developments in the first half of 2013 or the first half of 2012 with respect to OTTI of the Company’s marketable securities. Because of the Company’s liquidity position, it is not more likely than not that the Company will be required to sell the auction rate securities until liquidity in the market or optional issuer redemption occurs. The Company could also hold the securities to maturity if it chooses. Additionally, if Lexmark required capital, the Company has available liquidity through its trade receivables facility and revolving credit facility. Given these circumstances, the Company would only have to recognize OTTI on its auction rate securities if the present value of the expected cash flows is less than the amortized cost of the individual security.

Level 3 fair value measurements are based on inputs that are unobservable and significant to the overall valuation. Level 3 measurements were 1.5% of the Company’s total available-for-sale marketable securities portfolio at June 30, 2013 compared to 2.1% at December 31, 2012.

Refer to Note 2 of the Notes to Consolidated Condensed Financial Statements for additional information regarding fair value measurements and Level 3 activity. Refer to Note 7 of the Notes to Consolidated Condensed Financial Statements for additional information regarding marketable securities.

     Capital expenditures

For the six months ended June 30, 2013 and 2012, the Company spent $82.3 million and $86.1 million, respectively, on capital expenditures. The capital expenditures for 2013 principally related to infrastructure support and new product development. The Company expects capital expenditures to be approximately $185 million for full year 2013, compared to full year 2012 capital expenditures of $162.2 million. Capital expenditures for 2013 will be attributable mostly to infrastructure support and new product development and are expected to be funded through cash from operations; however, if necessary, the Company may use existing cash and cash equivalents, proceeds from sales of marketable securities or additional sources of liquidity as discussed below.

Financing activities

Cash flows used for financing activities were $31.2 million for the first half of 2013 and $90.8 million for the first half of 2012. The YTY fluctuation was primarily due to the net source of funds of $51.6 million for the changes in the Company’s outstanding debt. Additional information regarding the Company’s senior note debt, intra-period financing activities and certain historical financing activities of the Company is included in the sections below.

     Senior note debt

In March 2013, the Company completed a public debt offering of $400.0 million aggregate principal amount of fixed rate senior unsecured notes. The notes with an aggregate principal amount of $400.0 million and 5.125% coupon were priced at 99.998% to have an effective yield to maturity of 5.125% and will mature March 15, 2020 (referred to as the “2020 senior notes”). The notes will rank equally with all existing and future senior unsecured indebtedness. The notes from the May 2008 public debt offering with an aggregate principal amount of $300.0 million and 6.65% coupon were priced at 99.73% to have an effective yield to maturity of 6.687% and will mature June 1, 2018 (referred to as the “2018 senior notes”). At June 30, 2013, the outstanding balance of long-term debt was $699.6 million (net of unamortized discount of $0.4 million).

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

In March 2013, the Company repaid its $350.0 million principal amount of 5.90% senior notes that were due on June 1, 2013 (referred to as the “2013 senior notes”). For the six months ended June 30, 2013, a loss of $3.3 million was recognized in the Consolidated Condensed Statements of Earnings, related to $3.2 million of premium paid upon repayment and $0.1 million related to the write-off of related debt issuance costs.

The Company used a portion of the net proceeds from the 2020 senior notes offering to extinguish the 2013 senior notes and intends to use the remaining net proceeds for general corporate purposes, including to fund share repurchases, fund dividends, finance acquisitions, finance capital expenditures and operating expenses and invest in any subsidiaries.

     Intra-period financing activities

The Company used its trade receivables facility, bank overdrafts and/or other financing sources to supplement daily cash needs of the Company and its subsidiaries in the first half of 2013 and 2012. Such borrowings were repaid in relatively short periods of time and were not material to the Company’s overall liquidity.

     Share repurchases and dividend payments

The Company’s capital allocation framework includes returning, on average, more than 50 percent of free cash flow to its shareholders through dividends and share repurchases.  For the six months ended June 30, 2013, the Company repurchased approximately 1.6 million shares at a cost of approximately $41 million.  For the six months ended June 30, 2012, the Company repurchased approximately 1.7 million shares at a cost of $55 million.  As of June 30, 2013, there was approximately $210 million of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors.

Refer to Note 11 of the Notes to Consolidated Condensed Financial Statements for a discussion of the accounting for the ASR Agreement the Company entered into with a financial institution counterparty during the second quarter of 2013.  Refer to Note 18 of the Notes to Consolidated Condensed Financial Statements for information regarding the ASR Agreement the Company entered into with a financial institution counterparty subsequent to the date of the financial statements.

On April 25, 2013, the Company’s Board of Directors declared a cash dividend of $0.30 per share. The cash dividend was paid on June 14, 2013, to shareholders of record as of the close of business on May 31, 2013.  Future declarations of quarterly dividends are subject to approval by the Board of Directors and may be adjusted as business needs or market conditions change.

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

In September 2012, the agreement was amended by extending the term of the facility to September 27, 2013. The maximum capital availability under the facility remains at $125 million under the amended agreement. There were no secured borrowings outstanding under the trade receivables facility at June 30, 2013 or December 31, 2012.

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

As of June 30, 2013 and December 31, 2012, there were no amounts outstanding under the revolving credit facility.

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

The Company was in compliance with all covenants and other requirements set forth in its debt agreements at June 30, 2013. The Company believes that it is reasonably likely that it will continue to be in compliance with such covenants in the near future.

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

Interest Rates

At June 30, 2013, the fair value of the Company’s senior notes was estimated at $730.0 million based on the prices the bonds have recently traded in the market as well as the overall market conditions on the date of valuation, stated coupon rates, the number of coupon payments each year and the maturity dates. The fair value of the senior notes exceeded the carrying value as recorded in the Consolidated Condensed Statements of Financial Position at June 30, 2013 by approximately $30.4 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $17.4 million at June 30, 2013.

See Note 2 in Item 1 and the section titled “FINANCIAL CONDITION - Investing activities:” in Item 2 of this report for a discussion of the Company’s auction rate securities portfolio, both of which are incorporated herein by reference.

Foreign Currency Exchange Rates

Foreign currency exposures arise from transactions denominated in a currency other than the functional currency of the Company or the respective foreign currency of each of the Company’s subsidiaries. The primary currencies to which the Company was exposed on a transaction basis as of the end of the second quarter include the Euro, Mexican peso, Philippine peso, Swiss franc, Australian dollar,

British pound, Argentine peso and Singapore dollar. The Company primarily hedges most of its transaction foreign exchange exposures with foreign currency forward contracts with maturity dates of approximately three months or less. The potential loss in fair value at June 30, 2013 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $1.5 million. This loss would be mitigated by corresponding gains on the underlying exposures.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the second quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the repurchases of the Company’s Class A Common Stock in the quarter ended June 30, 2013:

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)(2)
April 1-30, 2013	612,171	$27.77	612,171	$212.9
May 1-31, 2013	55,357	54.19	55,357	209.9
June 1-30, 2013	–	–	–	209.9
Total	667,528	$29.96	667,528

(1)    Information regarding the Company’s share repurchases can be found in Note 11, Stockholders’ Equity, of the Notes to the Consolidated Condensed Financial Statements.

(2)    On April 25, 2013, the Company entered into an Accelerated Share Repurchase (“ASR”) Agreement with a financial institution counterparty. Under the terms of the ASR Agreement, the Company paid $20 million targeting approximately 0.7 million shares based on the closing price of the Company’s Class A Common Stock on April 25, 2013. On April 30, 2013, the Company took delivery of 85% of the shares, or approximately 0.6 million shares at a cost of $17 million. On May 28, 2013, the counterparty delivered approximately 0.1 million additional shares in final settlement of the ASR Agreement, bringing the total shares repurchased under the ASR Agreement to approximately 0.7 million shares at an average price per share of $29.96.

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

August 8, 2013

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

101        Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Statements of Earnings for the three and six months ended June 30, 2013 and 2012, (ii) the Consolidated Condensed Statements of Comprehensive Earnings for the three and six months ended June 30, 2013 and 2012, (iii) the Consolidated Condensed Statements of Financial Position at June 30, 2013 and December 31, 2012, (iv) the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and (v) the Notes to Consolidated Condensed Financial Statements.