Form 10-Q
period 2013-09-30
LEXMARK INTERNATIONAL INC /KY/
filed 2013-11-07
CIK 1001288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the Quarterly Period Ended September 30, 2013

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

The registrant had 62,099,191 shares outstanding (excluding shares held in treasury) of Class A Common Stock, par value $0.01 per share, as of the close of business on October 31, 2013.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

		Page of Form 10-Q
	PART I – FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS (Unaudited)
	Consolidated Condensed Statements of Earnings
	Three and Nine Months Ended September 30, 2013 and 2012	2
	Consolidated Condensed Statements of Comprehensive Earnings
	Three and Nine Months Ended September 30, 2013 and 2012	3
	Consolidated Condensed Statements of Financial Position
	As of September 30, 2013 and December 31, 2012	4
	Consolidated Condensed Statements of Cash Flows
	Nine Months Ended September 30, 2013 and 2012	5
	Notes to Consolidated Condensed Financial Statements	6
Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	37
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	54
Item 4.	CONTROLS AND PROCEDURES	55

	PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	56
Item 1A.	RISK FACTORS	56
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	56
Item 6.	EXHIBITS	56

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

PART I – FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(In Millions, Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012

Revenue:
Product	$782.3	$829.3	$2,353.8	$2,575.5
Service	108.2	89.9	307.7	254.7
Total Revenue	890.5	919.2	2,661.5	2,830.2
Cost of revenue:
Product	460.8	492.2	1,389.2	1,516.0
Service	78.4	69.8	233.0	207.3
Restructuring-related costs	5.1	28.8	18.4	36.5
Total Cost of revenue	544.3	590.8	1,640.6	1,759.8
Gross profit	346.2	328.4	1,020.9	1,070.4

Research and development	83.4	93.5	245.5	284.7
Selling, general and administrative	202.9	199.9	610.5	595.6
Gain on sale of inkjet-related technology and assets	–	–	(73.5)	–
Restructuring and related charges	7.6	22.7	4.8	28.2
Operating expense	293.9	316.1	787.3	908.5
Operating income	52.3	12.3	233.6	161.9

Interest expense (income), net	8.1	7.7	25.4	22.1
Other expense (income), net	0.7	(0.2)	3.2	0.5
Loss on extinguishment of debt	–	–	3.3	–
Earnings before income taxes	43.5	4.8	201.7	139.3

Provision for income taxes	15.0	4.8	49.5	39.3
Net earnings	$28.5	$0.0	$152.2	$100.0

Net earnings per share:
Basic	$0.45	$0.00	$2.41	$1.43
Diluted	$0.45	$0.00	$2.37	$1.41
Shares used in per share calculation:
Basic	62.8	68.1	63.2	70.0
Diluted	64.0	68.9	64.3	70.9
Cash dividends declared per common share	$0.30	$0.30	$0.90	$0.85

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE EARNINGS

(In Millions)

(Unaudited)

	Three Months Ended				Nine Months Ended
	September 30				September 30
	2013		2012		2013		2012
Net earnings		$28.5		$0.0		$152.2		$100.0
Other comprehensive earnings (loss):
Foreign currency translation adjustment	$2.4		$9.1		$(33.1)		$8.0
Pension or other postretirement benefits	3.4		3.5		14.4		14.8
Net unrealized (loss) gain on OTTI* marketable securities	(0.1)		(0.3)		–		0.2
Net unrealized gain (loss) on marketable securities	0.9		1.7		(1.1)		3.1
Forward-starting interest rate swap designated as a cash flow hedge	–		–		0.9		–
Total other comprehensive earnings (loss)		6.6		14.0		(18.9)		26.1
Comprehensive earnings		$35.1		$14.0		$133.3		$126.1

*Other-than-temporary impairment (“OTTI”)

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION

(In Millions, Except Par Value)

(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$229.7	$212.4
Marketable securities	743.9	693.4
Trade receivables, net of allowances of $22.3 in 2013 and $23.6 in 2012	488.0	523.6
Inventories	295.0	277.3
Prepaid expenses and other current assets	236.3	214.6
Total current assets	1,992.9	1,921.3

Property, plant and equipment, net	799.0	845.3
Marketable securities	6.8	6.3
Goodwill	431.6	378.7
Intangibles, net	245.5	231.4
Other assets	113.3	142.0
Total assets	$3,589.1	$3,525.0

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$–	$350.0
Accounts payable	484.1	512.6
Accrued liabilities	605.7	582.1
Total current liabilities	1,089.8	1,444.7

Long-term debt	699.6	299.6
Other liabilities	494.9	499.5
Total liabilities	2,284.3	2,243.8

Contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1.6 shares authorized; no shares issued and outstanding	–	–
Common stock, $.01 par value:
Class A, 900.0 shares authorized; 62.6 and 63.9 outstanding in 2013 and 2012, respectively	1.0	1.0
Class B, 10.0 shares authorized; no shares issued and outstanding	–	–
Capital in excess of par	911.6	900.6
Retained earnings	1,601.0	1,507.5
Treasury stock, net; at cost; 33.2 and 31.1 shares in 2013 and 2012, respectively	(906.4)	(844.4)
Accumulated other comprehensive loss	(302.4)	(283.5)
Total stockholders' equity	1,304.8	1,281.2
Total liabilities and stockholders' equity	$3,589.1	$3,525.0

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In Millions)

(Unaudited)

	Nine Months Ended
	September 30
	2013	2012
Cash flows from operating activities:
Net earnings	$152.2	$100.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	182.9	199.7
Deferred taxes	11.7	(0.3)
Stock-based compensation expense	20.1	17.4
Gain on sale of inkjet-related technology and assets	(75.3)	–
Other	(3.5)	10.6
Change in assets and liabilities, net of acquisitions and divestiture:
Trade receivables	39.9	(59.2)
Inventories	(20.5)	47.0
Accounts payable	(28.8)	(8.4)
Accrued liabilities	35.4	(29.8)
Other assets and liabilities	(44.5)	(2.3)
Net cash flows provided by operating activities	269.6	274.7

Cash flows from investing activities:
Purchases of property, plant and equipment	(126.8)	(124.4)
Purchases of marketable securities	(606.7)	(738.5)
Proceeds from sales of marketable securities	395.1	677.2
Proceeds from maturities of marketable securities	160.0	185.4
Purchase of businesses, net of cash acquired	(93.8)	(204.9)
Proceeds from sale of inkjet-related technology and assets, net of cash transferred	92.6	–
Other	0.5	0.1
Net cash flows used for investing activities	(179.1)	(205.1)

Cash flows from financing activities:
Repayment of debt	(349.4)	–
Repayment of assumed debt	–	(4.3)
Proceeds from issuance of long-term debt, net of issuance costs of $3.3	396.7	–
Payment of cash dividend	(56.7)	(59.4)
Purchase of treasury stock	(62.0)	(175.0)
Proceeds from employee stock plans	0.4	5.8
Other	1.1	(13.1)
Net cash flows used for financing activities	(69.9)	(246.0)
Effect of exchange rate changes on cash	(3.3)	–
Net change in cash and cash equivalents	17.3	(176.4)
Cash and cash equivalents - beginning of period	212.4	356.1
Cash and cash equivalents - end of period	$229.7	$179.7

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In Millions, Except Per Share Amounts)

(Unaudited)

1.          BASIS OF PRESENTATION

The accompanying interim Consolidated Condensed Financial Statements are unaudited; however, in the opinion of management of Lexmark International, Inc. (together with its subsidiaries, the “Company” or “Lexmark”), all adjustments necessary for a fair statement of the interim financial results have been included. All adjustments included were of a normal recurring nature. The results for the interim periods are not necessarily indicative of results to be expected for the entire year. The Consolidated Condensed Statements of Financial Position data as of December 31, 2012 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). The Company filed with the Securities and Exchange Commission (“SEC”) audited consolidated financial statements for the year ended December 31, 2012, on Form 10-K, which included all information and notes necessary for such presentation. Accordingly, these financial statements and notes should be read in conjunction with the Company’s audited annual consolidated financial statements for the year ended December 31, 2012.

During the nine months ended September 30, 2013, service revenue exceeded ten percent of total revenue and is separately stated, along with the associated cost of revenue, on the Consolidated Condensed Statements of Earnings. Service revenue includes extended warranties and professional services performed under managed print service (“MPS”) arrangements, as well as software subscriptions, maintenance and support, and other software-related services. Product revenue includes all hardware, parts, supplies and license revenue. Restructuring-related costs include accelerated depreciation charges and excess component and other inventory-related charges. In addition, the amortization of developed technology is included as cost of product revenue. Prior year amounts have been reclassified to conform to current presentation.

Refer to Note 3 of the Notes to Consolidated Condensed Financial Statements for information regarding the first quarter 2013 measurement period adjustment applied retrospectively to the Consolidated Condensed Statements of Financial Position related to the acquisition of Acuo Technologies, LLC (“Acuo”) in the fourth quarter of 2012.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	September 30, 2013				December 31, 2012
		Based on				Based on
		Quoted				Quoted
		prices in	Other			prices in	Other
		active	observable	Unobservable		active	observable	Unobservable
		markets	inputs	inputs		markets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)	Fair value	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Cash equivalents (1)
Money market funds	$121.6	$–	$121.6	$–	$102.3	$–	$102.3	$–
U.S. government and agency securities	9.3	–	9.3	–	6.0	–	6.0	–
Corporate debt securities	–	–	–	–	1.5	–	1.5	–

Available-for-sale marketable securities
Government and agency debt securities	321.5	230.4	91.1	–	334.8	244.2	90.6	–
Corporate debt securities	349.5	13.8	335.7	–	302.1	14.4	282.5	5.2
Asset-backed and mortgage-backed securities	72.9	–	71.0	1.9	56.5	–	53.0	3.5
Total available-for-sale marketable securities - ST	743.9	244.2	497.8	1.9	693.4	258.6	426.1	8.7

Auction rate securities - municipal debt	3.5	–	–	3.5	3.3	–	–	3.3
Auction rate securities - preferred	3.3	–	–	3.3	3.0	–	–	3.0
Total available-for-sale marketable securities - LT	6.8	–	–	6.8	6.3	–	–	6.3

Foreign currency derivatives (2)	0.4	–	0.4	–	0.2	–	0.2	–

Total	$882.0	$244.2	$629.1	$8.7	$809.7	$258.6	$536.1	$15.0

Liabilities measured at fair value on a recurring basis:
Foreign currency derivatives (2)	$–	$–	$–	$–	$0.6	$–	$0.6	$–
Forward-starting interest rate swap	–	–	–	–	1.4	–	1.4	–
Total	$–	$–	$–	$–	$2.0	$–	$2.0	$–

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

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the three and nine months ended September 30, 2013:

Available-for-Sale Marketable Securities

				ARS - muni	ARS -
Three Months Ended September 30, 2013	Total Level 3	Corporate debt	AB and MB	debt	preferred
	securities	securities	securities	securities	securities
Balance, beginning of period	$10.9	$0.7	$3.2	$3.6	$3.4
Realized and unrealized gains/(losses) included in earnings (1)	–	–	–	–	–
Unrealized gains/(losses) included in OCI - OTTI securities	–	–	–	–	–
Unrealized gains/(losses) included in OCI - All other	(0.1)	–	–	–	(0.1)
Purchases	–	–	–	–	–
Sales	–	–	–	–	–
Maturities and paydowns	(0.3)	–	(0.2)	(0.1)	–
Transfers in (2)	–	–	–	–	–
Transfers out (2)	(1.8)	(0.7)	(1.1)	–	–
Balance, end of period	$8.7	$–	$1.9	$3.5	$3.3

				ARS - muni	ARS -
Nine Months Ended September 30, 2013	Total Level 3	Corporate debt	AB and MB	debt	preferred
	securities	securities	securities	securities	securities
Balance, beginning of period	$15.0	$5.2	$3.5	$3.3	$3.0
Realized and unrealized gains/(losses) included in earnings (1)	–	–	–	–	–
Unrealized gains/(losses) included in OCI - OTTI securities	0.1	–	0.1	–	–
Unrealized gains/(losses) included in OCI - All other	0.6	–	–	0.3	0.3
Purchases	0.2	0.2	–	–	–
Sales	(0.6)	(0.6)	–	–	–
Maturities and paydowns	(0.7)	–	(0.6)	(0.1)	–
Transfers in (2)	–	–	–	–	–
Transfers out (2)	(5.9)	(4.8)	(1.1)	–	–
Balance, end of period	$8.7	$–	$1.9	$3.5	$3.3

OCI = Other comprehensive income
OTTI = Other than temporary impairment
AB = Asset-backed
MB = Mortgage-backed
ARS = Auction rate security
(1) Included in Other expense (income), net on the Consolidated Condensed Statements of Earnings

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

Of the realized and unrealized losses included in earnings during the first nine months of 2013, none were related to Level 3 securities held by the Company at September 30, 2013.

For purposes of comparison, the following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the three and nine months ended September 30, 2012:

Available-for-Sale Marketable Securities

		Agency	Corporate		ARS - muni	ARS -
Three Months Ended September 30, 2012	Total Level 3	debt	debt	AB and MB	debt	preferred
	securities	securities	securities	securities	securities	securities
Balance, beginning of period	$27.0	$1.9	$12.2	$4.1	$5.6	$3.2
Realized and unrealized gains/(losses) included in earnings (1)	–	–	–	–	–	–
Unrealized gains/(losses) included in OCI - OTTI securities	0.2	–	–	–	0.2	–
Unrealized gains/(losses) included in OCI - All other	0.2	–	–	0.1	0.1	–
Purchases	–	–	–	–	–	–
Sales and redemptions	(7.8)	(1.8)	(5.7)	(0.2)	(0.1)	–
Maturities	–	–	–	–	–	–
Transfers in (2)	2.4	2.4	–	–	–	–
Transfers out (2)	(0.3)	–	–	(0.3)	–	–
Balance, end of period	$21.7	$2.5	$6.5	$3.7	$5.8	$3.2

		Agency	Corporate		ARS - muni	ARS -
Nine Months Ended September 30, 2012	Total Level 3	debt	debt	AB and MB	debt	preferred
	securities	securities	securities	securities	securities	securities
Balance, beginning of period	$36.3	$1.5	$18.5	$4.8	$8.2	$3.3
Realized and unrealized gains/(losses) included in earnings (1)	0.1	–	–	0.1	–	–
Unrealized gains/(losses) included in OCI - OTTI securities	0.4	–	–	0.1	0.3	–
Unrealized gains/(losses) included in OCI - All other	1.1	–	0.1	0.3	0.8	(0.1)
Purchases	2.4	–	2.4	–	–	–
Sales and redemptions	(17.5)	(1.8)	(11.2)	(1.0)	(3.5)	–
Maturities	(1.4)	–	(1.4)	–	–	–
Transfers in (2)	8.9	4.3	4.6	–	–	–
Transfers out (2)	(8.6)	(1.5)	(6.5)	(0.6)	–	–
Balance, end of period	$21.7	$2.5	$6.5	$3.7	$5.8	$3.2

OCI = Other comprehensive income
OTTI = Other-than-temporary impairment
AB = Asset-backed
MB = Mortgage-backed
ARS = Auction rate security
(1) Included in Other expense (income), net on the Consolidated Condensed Statements of Earnings

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

Of the realized and unrealized losses included in earnings during the first nine months of 2012, none were related to Level 3 securities held by the Company at September 30, 2012.

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

2013

During the first nine months of 2013, the Company transferred, on a gross basis, $3.2 million and $1.0 million from Level 1 to Level 2 due to lower levels of market activity for certain U.S. agency debt securities and corporate debt securities, respectively, held at the end of the third quarter of 2013 that are measured at fair value on a recurring basis. The fair values of the Company’s U.S. agency debt securities are generally categorized as Level 1 but may be downgraded based on the Company’s assessment of market activity for individual securities. The Company also transferred from Level 2 to Level 1, on a gross basis, $6.2 million of corporate debt securities and $1.5 million of U.S. agency debt securities held at the end of the third quarter of 2013 that are measured at fair value on a recurring basis. The transfers of corporate debt securities from Level 2 to Level 1 were due to trading volumes sufficient to indicate an active market for the securities. The transfers of U.S. agency debt securities from Level 2 to Level 1 were due to the securities resuming higher levels of market activity during the nine months ended September 30, 2013.

A discussion of transfers in and out of Level 3 for 2013 is presented above with the tables containing additional Level 3 information.

2012

During 2012, the Company transferred, on a gross basis, $13.1 million from Level 1 to Level 2 due to lower levels of market activity for certain U.S. agency debt securities held at the end of the third quarter of 2012 that are measured at fair value on a recurring basis. The fair values of the Company’s U.S. agency debt securities are generally categorized as Level 1 but may be downgraded based on the Company’s assessment of market activity for individual securities. The Company also transferred from Level 2 to Level 1, on a gross basis, $11.2 million of corporate debt securities and $9.8 million of U.S. agency debt securities held at the end of the third quarter of 2012 that are measured at fair value on a recurring basis. The transfers of corporate debt securities from Level 2 to Level 1 were due to trading volumes sufficient to indicate an active market for the securities. The transfers of U.S. agency debt securities from Level 2 to Level 1 were due to the securities resuming higher levels of market activity during the nine months ended September 30, 2012.

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

Marketable Securities - Valuation Process

The Company uses third-party pricing information to report the fair values of the securities in which Lexmark is invested, though the responsibility of valuation remains with the Company’s management. For most of the securities the Company corroborates the third-party pricing information with additional pricing data the Company obtains from other available sources. Each quarter the Company utilizes multiple sources of pricing as well as broker quotes, trading and other market data in its process of assessing the reasonableness of the third-party pricing information and testing default level assumptions. The Company assesses the quantity of pricing sources available, variability in the prices provided, trading activity and other relevant data to reasonably determine that the price provided is consistent with the accounting guidance for fair value measurements. Except for its investments in auction rate securities, the fair values of the Company’s investments in marketable securities are based on third-party pricing information without adjustment. As permitted under the accounting guidance for fair value disclosures the Company has not provided quantitative information about the significant unobservable inputs used in the fair value measurements of these securities.

Beginning in the first quarter of 2013 the third-party pricing information used in the valuation of the Company’s marketable securities portfolio consisted of prices from identifiable sources, whereas in previous periods the third-party pricing information consisted of consensus prices. The Company does not believe that this change resulted in a material effect on the fair value of its marketable securities portfolio.

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

Corporate Debt Securities

The corporate debt securities in which the Company is invested most often have multiple sources of pricing with relatively low dispersion. The valuation process described above is used to corroborate the prices of these securities. The fair values of these securities are generally classified as Level 2. These securities may be classified as Level 3 if the Company is unable to corroborate the prices of these securities with a sufficient level of observable market data. In addition, certain corporate debt securities are classified as Level 1 due to trading volumes sufficient to indicate an active market for the securities.

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

Auction Rate Securities

At September 30, 2013, the Company’s auction rate securities for which recent auctions were unsuccessful were valued by a third party using a discounted cash flow model based on the characteristics of the individual securities, which the Company believes yields the best estimate of fair value. The first step in the valuation included a credit analysis of the security which considered various factors including the credit quality of the issuer (and insurer if applicable), the instrument’s position within the capital structure of the issuing authority, and the composition of the authority’s assets including the effect of insurance and/or government guarantees. Next, the future cash flows of the instruments were projected based on certain assumptions regarding the auction rate market significant to the valuation including (1) the auction rate market will remain illiquid and auctions will continue to fail causing the interest rate to be the maximum applicable rate and (2) the securities will not be redeemed prior to any scheduled redemption dates. These assumptions resulted in discounted cash flow analysis being performed through the legal maturity of July 2032 for the municipal airport revenue bond and the mandatory redemption date of December 2021 for the auction rate preferred stock. The projected cash flows were then discounted using the applicable yield curve plus a 250 basis point liquidity premium added to the applicable discount rate. Quantitative disclosures of key unobservable inputs for auction rate securities appear in the table below.

Security type	Range of discount rates (including basis point liquidity premium)		Range of estimated forward rates applied to contractual cash flows
	Minimum	Maximum	Minimum	Maximum
Auction rate securities – municipal debt	2.8%	10.1%	0.1%	7.9%
Auction rate securities – preferred	3.0%	6.3%	0.3%	4.5%

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

Derivatives

The Company employs a foreign currency and interest rate risk management strategy that periodically utilizes derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates and interest rates. Fair values for the Company’s derivative financial instruments are based on pricing models or formulas using current market data. Variables used in the calculations include forward points, spot rates and benchmark interest rates at the time of valuation, as well as the frequency of payments to and from counterparties and effective and termination dates. Because of the very short duration of the Company’s transactional hedges there is minimal risk of nonperformance. At September 30, 2013 and December 31, 2012, all of the Company’s forward exchange contracts were designated as Level 2 measurements in the fair value hierarchy. Refer to Note 14 of the Notes to Consolidated Condensed Financial Statements for more information regarding the Company’s derivatives.

Senior Notes

In May 2008, the Company issued $350 million of fixed rate senior unsecured notes due on June 1, 2013 (the “2013 senior notes”) and $300 million of fixed rate senior unsecured notes due on June 1, 2018 (the “2018 senior notes”). In the first quarter of 2013, the Company completed a public debt offering of $400 million of fixed rate senior unsecured notes due on March 15, 2020 (the “2020 senior notes”) and repaid the 2013 senior notes. Refer to Note 6 of the Notes to Consolidated Condensed Financial Statements for more information regarding the 2013 senior notes, 2018 senior notes, and 2020 senior notes.

The fair values shown in the table below are based on the prices at which the bonds have recently traded in the market as well as the overall market conditions on the date of valuation, stated coupon rates, the number of coupon payments each year and the maturity dates. The fair value of the debt is not recorded on the Company’s Consolidated Condensed Statements of Financial Position and is therefore excluded from the fair value table above. This fair value measurement is classified as Level 2 within the fair value hierarchy.

	September 30, 2013			December 31, 2012
		Carrying	Unamortized		Carrying	Unamortized
	Fair value	value	discount	Fair value	value	discount
2013 senior notes	$–	$–	$–	$356.7	$350.0	$–
2018 senior notes	331.0	299.6	0.4	328.1	299.6	0.4
2020 senior notes	409.0	400.0	–	–	–	–
Total	$740.0	$699.6	$0.4	$684.8	$649.6	$0.4

Other Financial Instruments

The fair values of cash and cash equivalents, trade receivables, and accounts payable approximate their carrying values due to the relatively short-term nature of the instruments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis Subsequent to Initial Recognition

There were no material fair value adjustments to assets or liabilities measured at fair value on a nonrecurring basis subsequent to initial recognition during the first nine months of 2013. For comparison purposes, measurements recorded during the nine months ended September 30, 2012 are shown below.

2012

Fair Value Measurements Using
		Quoted prices in	Other observable	Unobservable	Total gains	Total gains
		active markets	inputs	inputs	(losses)	(losses)
	Fair value	(Level 1)	(Level 2)	(Level 3)	3rd Qtr 2012	YTD 2012
Long-lived assets held for sale	$1.6	$–	$–	$1.6	$(2.1)	$(2.1)

Related to the 2007 restructuring plan, the Company’s Boigny, France site with carrying value of $3 million was written down in the third quarter of 2012 to fair value less cost to sell of approximately $1 million, based on a non-binding indication of value from a potential buyer. This action resulted in a loss of $1.5 million recorded in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings. The site is included in Property, plant and equipment, net on the Consolidated Condensed Statements of Financial Position. The site has been vacated by the Company and, due to the restructuring action noted above, is not being employed by the Company in its highest and best use. The Company is actively marketing the site for sale and there were no fair value adjustments related to the site during the nine months ended September 30, 2013.

Related to the August 2012 restructuring plan, certain of the Company’s machinery and equipment assets with carrying value of $0.9 million were written down in the third quarter of 2012 to fair value less cost to sell of $0.3 million due to the Company’s receipt of an offer to purchase the assets at a price that was below the carrying values of the assets. The resulting loss of $0.6 million was recorded in Restructuring-related costs on the Company’s Consolidated Condensed Statements of Earnings. The assets qualified as held for sale in the third quarter of 2012 and were included in Property, plant and equipment, net on the Company’s Consolidated Condensed Statements of Financial Position. The assets were sold during the nine months ended September 30, 2013.

3.           BUSINESS COMBINATIONS AND DIVESTITURES

Business Combinations

On October 3, 2013, subsequent to the date of the financial statements, the Company acquired all of the issued and outstanding shares of PACSGEAR, Inc. (“PACSGEAR”) in a cash transaction valued at approximately $54 million. PACSGEAR is a leading provider of connectivity solutions for healthcare providers to capture, manage and share medical images and related documents and integrate them with existing picture archiving and communication systems and electronic medical records (“EMR”) systems. With this acquisition, Perceptive Software will be uniquely positioned to offer a vendor-neutral, standards-based clinical content platform for capturing, managing, accessing and sharing patient imaging information and related documents within healthcare facilities through an EMR and between facilities via PACSGEAR technology.

Due to the limited amount of time since the acquisition of PACSGEAR, the initial accounting for the acquisition is incomplete. As a result, the Company is unable to provide certain business combination disclosures including the amounts recognized as of the acquisition date for assets acquired and liabilities assumed, contingent consideration agreements and indemnification assets, goodwill, and pro-forma results of the combined entity. The Company intends to include these disclosures, if material, in its Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

On September 16, 2013 the Company acquired Saperion AG (“Saperion”). Saperion is a European-based leader in enterprise content management (“ECM”) solutions, focused on providing document archive and workflow solutions. The acquisition expands Perceptive Software’s European-based footprint in the ECM market, and will further strengthen the Company’s strategy of providing the platform, products and solutions that help companies manage their unstructured information challenges. Due to the timing of the acquisition, the purchase accounting for the acquisition of Saperion has not been finalized.

Of the total cash payment of $72.3 million to acquire Saperion, $72.2 million was paid to acquire all of the issued and outstanding shares of Saperion, while $0.1 million relates to assets acquired by the Company that were recognized separately from the acquisition.

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

Of the total cash payment of $31.5 million to acquire AccessVia and Twistage, $29.0 million was paid to acquire all of the issued and outstanding shares of AccessVia and Twistage. Additionally, $2.3 million of the total cash payment was used to pay certain transaction costs and other obligations of the sellers and $0.2 million relates to assets acquired by the Company that were recognized separately from the acquisitions.

The following table summarizes the preliminary purchase price allocation of the assets acquired and liabilities assumed as of the acquisition date for AccessVia, Twistage and Saperion. The intangible assets subject to amortization are being amortized on a straight-line basis over their estimated useful lives as of the acquisition date.

	Estimated Fair Value		Weighted-Average Useful Life (years)
	Saperion	AccessVia and Twistage
Cash	$6.5	$0.9
Trade receivables	3.0	1.3
Other current assets	1.5	0.1
Property, plant and equipment	0.4	1.0
Identifiable intangible assets:
Developed technology	15.8	7.7	5.0
Customer relationships	19.4	11.1	7.0
Trade names	2.1	0.1	2.9
In-process technology (1)	0.5	–
Other long-term assets	0.3	0.1
Accounts payable	(0.5)	(1.5)
Deferred revenue	(2.9)	(2.6)
Other current liabilities	(4.1)	(2.1)
Deferred tax liability, net (2)	(10.2)	(2.4)
Total identifiable net assets	31.8	13.7
Goodwill	40.4	15.3
Total purchase price	$72.2	$29.0

(1) Amortization to begin upon completion of the project.

(2) Deferred tax liability, net primarily relates to purchased identifiable intangible assets and is shown net of deferred tax assets.

The fair value of trade receivables approximates its carrying value of $4.3 million. The gross amount due from customers is $5.5 million, of which $1.2 million was estimated to be uncollectible as of the date of acquisition.

Goodwill of $55.7 million resulting from the acquisitions was assigned to the Company’s Perceptive Software segment and is not expected to be deductible for income tax purposes. The goodwill recognized comprises the value of expected synergies arising from the acquisitions that are complementary to the Perceptive Software business. The preliminary total estimated fair value of intangible assets acquired was $56.7 million, with a weighted-average useful life of 6.0 years.

The purchase of Saperion is included in Purchase of businesses, net of cash acquired in the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2013 in the amount of $65.7 million. Total cash acquired in the acquisition of Saperion was $6.5 million. The Company also acquired intangible assets in the form of non-compete agreements from certain shareholders in the acquisition of Saperion. These agreements were valued at $0.1 million and were recognized separately from the acquisition.

The purchases of AccessVia and Twistage are included in Purchase of businesses, net of cash acquired in the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2013 in the amount of $28.1 million. Total cash acquired in the acquisitions of AccessVia and Twistage was $0.9 million. The Company also acquired intangible assets in the form of non-compete agreements from certain employees of AccessVia and Twistage. These agreements were valued at $0.2 million and were recognized separately from the acquisitions.

A change to the acquisition date value of the identifiable net assets during the measurement period (up to one year from the acquisition date) will affect the amount of the purchase price allocated to goodwill. Changes to the purchase price allocation are adjusted retrospectively to the acquisition date if material.

Acquisition-related costs of approximately $1.5 million were charged directly to operations and were included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings. Acquisition-related costs include finder’s fees, legal, advisory, valuation, accounting, and other fees incurred to effect the business combination. Acquisition-related costs above do not include travel and integration expenses.

Because the current levels of revenue and net earnings for AccessVia, Twistage and Saperion are not material to the Company’s Consolidated Condensed Statements of Earnings, supplemental pro forma and actual revenue and net earnings disclosures have been omitted.

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

The purchases of BDGB Enterprise Software (Lux) S.C.A. (“Brainware”), Nolij Corporation (“Nolij”) and ISYS Search Software Pty Ltd. (“ISYS”) in the first quarter of 2012 are included in Purchase of businesses, net of cash acquired in the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2012 in the amount of $204.9 million.

Divestiture

In August 2012, the Company announced restructuring actions including exiting the development and manufacturing of its remaining inkjet hardware. On April 1, 2013, the Company and Funai Electric Co., Ltd., (“Funai”), entered into a Master Inkjet Sale Agreement for the Company to sell its inkjet-related technology and assets to Funai for total cash consideration of $100 million, subject to working capital adjustments. Included in the sale were one of the Company’s subsidiaries, certain intellectual property and other assets of the Company. The Company must also provide certain transition services to Funai and will continue to sell supplies for its current inkjet installed base. The sale closed in the second quarter of 2013.

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

The Company recognized a gain of $73.5 million related to the sale recorded in Gain on sale of inkjet-related technology and assets on the Consolidated Condensed Statements of Earnings for the nine months ended September 30, 2013. The gain, which was recognized in Imaging Solutions and Services (“ISS”), consisted of total consideration of $100.9 offset partially by the carrying value of the disposal group of $19.3 million and $8.1 million of expenses incurred during the second quarter of 2013 to effect the sale.

Of the $95.9 million of cash proceeds received, or $93.6 million net of the $2.3 million cash balance held by the subsidiary included in the sale, $92.6 million was presented in investing activities for the sale of the business and $1.0 million was included in operating activities for transition services on the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2013.

4.           GOODWILL AND INTANGIBLE ASSETS

As discussed in Note 3 to the Consolidated Condensed Financial Statements the disclosures of goodwill and intangible assets shown below include amounts that are subject to measurement period adjustments.

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for each reportable segment and in total during the nine months ended September 30, 2013.

	ISS	Perceptive Software	Total
Beginning balance	$23.2	$355.5	$378.7
Goodwill acquired during the period	–	55.7	55.7
Goodwill disposed during the period upon sale of business	(1.1)	–	(1.1)
Foreign currency translation	(1.1)	(0.6)	(1.7)
Balance at September 30, 2013	$21.0	$410.6	$431.6

The Company recorded, on a preliminary basis, $55.7 million of goodwill related to the acquisitions of AccessVia, Twistage and Saperion. Measurement period adjustments determined in the first quarter of 2013 related to the Company’s acquisition of Acuo in the fourth quarter of 2012 were applied retrospectively, increasing the beginning balance of goodwill by $1.9 million. The goodwill balance was reduced in the second quarter of 2013 by $1.1 million upon the sale of the inkjet-related technology and assets. Refer to Note 3 for additional details regarding business combinations and divestitures occurring in 2013. The Company does not have any accumulated impairment charges as of September 30, 2013.

Intangible Assets

The following table summarizes the gross carrying amounts and accumulated amortization of the Company’s intangible assets.

	September 30, 2013			December 31, 2012
		Accum			Accum
	Gross	Amort	Net	Gross	Amort	Net

Intangible assets subject to amortization:
Customer relationships	$114.4	$(30.1)	$84.3	$84.0	$(19.8)	$64.2
Non-compete agreements	2.8	(2.2)	0.6	2.5	(1.7)	0.8
Technology and patents	217.3	(93.5)	123.8	193.8	(65.7)	128.1
Trade names and trademarks	10.1	(6.1)	4.0	8.0	(2.9)	5.1
Total	344.6	(131.9)	212.7	288.3	(90.1)	198.2

Intangible assets not subject to amortization:
In-process technology	0.5	–	0.5	0.9	–	0.9
Trade names and trademarks	32.3	–	32.3	32.3	–	32.3
Total	32.8	–	32.8	33.2	–	33.2

Total identifiable intangible assets	$377.4	$(131.9)	$245.5	$321.5	$(90.1)	$231.4

The year-to-date increases in the intangible assets above were driven by business combinations discussed in Note 3. Amortization expense related to intangible assets was $14.5 million and $42.0 million for the three and nine months ended September 30, 2013, respectively. Amortization expense related to intangible assets was $12.5 million and $32.4 million for the three and nine months ended September 30, 2012, respectively. The following table summarizes the estimated future amortization expense for intangible assets that are currently being amortized.

Fiscal year:
2013 (remaining three months)	$15.6
2014	59.0
2015	49.2
2016	40.9
2017	25.7
Thereafter	22.3
Total	$212.7

In-process technology refers to research and development efforts that were in process on the date the Company acquired Saperion. Under the accounting guidance for intangible assets, in-process research and development acquired in a business combination is considered an indefinite-lived asset until completion or abandonment of the associated research and development efforts. The Company begins amortizing its in-process technology assets upon completion of the projects. Accordingly, the Company began amortizing its in-process technology asset, valued at $0.9 million as part of the acquisition of Acuo, during the third quarter of 2013.

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

The Company includes its internal-use software, an intangible asset by nature, in Property, plant and equipment, net on the Consolidated Condensed Statements of Financial Position and therefore has excluded these assets and amortization from the disclosures above. The gross and net carrying amounts of internal-use software at September 30, 2013 were $575.9 million and $208.2 million, respectively. The gross and net carrying amounts of internal-use software at December 31, 2012 were $541.7 million and $230.0 million, respectively.

5.          RESTRUCTURING AND RELATED CHARGES

2012 Restructuring Actions

General

As part of Lexmark’s ongoing strategy to increase the focus of its talent and resources on higher usage business platforms, the Company announced restructuring actions (the “2012 Restructuring Actions”) on January 31 and August 28, 2012. These actions better align the Company’s sales, marketing, and development resources, and align and reduce its support structure consistent with its focus on business customers. The 2012 Restructuring Actions include exiting the development and manufacturing of the Company’s remaining inkjet hardware, with reductions primarily in the areas of inkjet-related manufacturing, research and development, supply chain, marketing, and sales as well as other support functions. The Company will continue to provide service, support, and aftermarket supplies for its inkjet installed base. The Company expects these actions to be complete by the end of 2015.

The 2012 Restructuring Actions are expected to impact about 1,729 positions worldwide, including 300 manufacturing positions. The 2012 Restructuring Actions will result in total pre-tax charges of approximately $160.7 million, with $137.7 million incurred to date, approximately $9.3 million remaining to be incurred in 2013, and approximately $13.7 million expected to be incurred in 2014 and 2015. The Company expects the total cash costs of the 2012 Restructuring Actions to be approximately $96.5 million with $69.4 million incurred to date, and approximately $27.1 million remaining in 2013 and 2014.

The Company expects to incur total charges related to the 2012 Restructuring Actions of approximately $122.1 million in ISS, $33.5 million in All other, and $5.1 million in Perceptive Software.

In the second quarter of 2013, the Company sold inkjet-related technology and assets.  Refer to Note 3 of the Notes to Consolidated Condensed Financial Statements for more information.

Impact to 2013 and 2012 Financial Results

For the three and nine months ended September 30, 2013 and 2012, the Company incurred charges (reversals) for the Company’s 2012 Restructuring Actions as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Accelerated depreciation charges	$2.0	$22.4	$8.5	$32.4
Impairment of long-lived assets held for sale	–	0.6	–	0.6
Excess components and other inventory-related charges	3.7	13.9	13.9	13.9
Employee termination benefit charges	7.4	17.1	4.9	22.0
Contract termination and lease charges	–	4.7	(0.1)	4.7
Total restructuring-related charges	$13.1	$58.7	$27.2	$73.6

The estimated useful lives of certain long-lived assets changed as a result of the Company’s decision to exit the development and manufacture of inkjet hardware. Accelerated depreciation and impairment charges for the 2012 Restructuring Actions and all of the other restructuring actions were determined in accordance with FASB guidance on accounting for the impairment or disposal of long-lived assets. For the three and nine months ended September 30, 2013, the Company incurred accelerated depreciation charges of $1.4 million and $4.3 million, respectively, in Restructuring-related costs, and $0.6 million and $4.2 million, respectively, in Selling, general and administrative, on the Consolidated Condensed Statements of Earnings. For the three and nine months ended September 30, 2012, the Company incurred accelerated depreciation charges of $14.3 million and $22.1 million, respectively, in Restructuring-related costs, and $8.1 million and $10.3 million, respectively, in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.  For the three and nine months ended September 30, 2012, impairment charges of $0.6 million were incurred in Restructuring-related costs on the Consolidated Condensed Statements of Earnings related to machinery and equipment located in Juarez, Mexico, which was held for sale, for which the current fair value had fallen below the carrying value.

The Company incurred certain inventory-related charges determined in accordance with FASB guidance on inventory that were attributable to the decision to cease manufacturing of inkjet hardware. For the three and nine months ended September 30, 2013, the Company incurred excess component and other inventory-related charges of $3.7 million and $13.9 million, respectively, in Restructuring-related costs on the Consolidated Condensed Statements of Earnings. For the three and nine months ended September 30, 2012, the Company incurred excess component and other inventory-related charges of $13.9 million in Restructuring-related costs on the Consolidated Condensed Statements of Earnings.

Employee termination benefit charges and contract termination and lease charges for the 2012 Restructuring Actions and all of the other restructuring actions were recorded in accordance with FASB guidance on employers’ accounting for postemployment benefits and guidance on accounting for costs associated with exit or disposal activities, as appropriate. For the three and nine months ended September 30, 2013 and 2012, employee termination benefit charges, which include severance, medical, and other benefits, and contract termination and lease charges are included in Restructuring and related charges on the Consolidated Condensed Statements of Earnings. For the third quarter of 2013, the increase in employee termination benefit charges is driven by an increase in positions expected to be impacted and the related expected costs for the 2012 Restructuring Actions. The current quarter charges related to employee termination benefit charges are greater than those for the nine months ending September 30, 2013 due to a $(4.0) million reversal recorded in the first quarter of 2013 due to a revision in assumptions regarding reductions in workforce, driven by the inclusion of one of the Company’s subsidiaries in the sale of inkjet technology and related assets that closed in the second quarter of 2013.

For the three and nine months ended September 30, 2013 and 2012, the Company incurred restructuring-related charges in connection with the 2012 Restructuring Actions in the Company’s segments as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
ISS	$12.4	$51.5	$19.8	$64.2
Perceptive Software	0.7	–	4.1	–
All other	–	7.2	3.3	9.4
Total charges	$13.1	$58.7	$27.2	$73.6

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits and contract termination and lease charges in connection with the 2012 Restructuring Actions. The total $11.4 million restructuring liability is included in Accrued liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

	Employee Termination Benefits	Contract Termination & Lease Charges	Total

Balance at January 1, 2013	$17.8	$0.3	$18.1
Costs incurred	10.0	–	10.0
Payments and other (1)	(11.5)	(0.1)	(11.6)
Reversals (2)	(5.0)	(0.1)	(5.1)
Balance at September 30, 2013	$11.3	$0.1	$11.4

(1) Other consists of changes in the liability balance due to foreign currency translations.

(2) Reversals due to changes in estimates for employee termination benefits.

Summary of Other Restructuring Actions

General

In response to global economic weakening, to improve the efficiency and effectiveness of its operations, enhance the efficiency of the Company’s inkjet cartridge manufacturing operations, and to reduce the Company’s business support cost and expense structure, the Company announced various restructuring actions (“Other Restructuring Actions”) from 2006 to October 2009. The Other Restructuring Actions include closing the Company’s inkjet supplies manufacturing facilities in Mexico, the consolidating of its cartridge manufacturing capacity, as well as impacting positions in the Company’s general and administrative functions, supply chain and sales support, marketing and sales management, and consolidating of the Company’s research and development programs. The Other Restructuring Actions are considered substantially completed and any remaining charges to be incurred from these actions are expected to be immaterial.

Impact to 2013 and 2012 Financial Results

For the three and nine months ended September 30, 2013 and 2012, the Company incurred charges for the Company’s Other Restructuring Actions as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Accelerated depreciation charges	$–	$0.1	$–	$0.1
Impairment of long-lived assets held for sale	–	1.5	–	1.5
Employee termination benefit charges	0.2	–	–	0.6
Contract termination and lease charges	–	0.9	–	0.9
Total restructuring-related charges	$0.2	$2.5	$–	$3.1

For the three and nine months ended September 30, 2012, accelerated depreciation charges are included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings.

For the three and nine months ended September 30, 2012, the Company recorded an impairment charge of $1.5 million related to its site in Boigny, France held for sale for which the current fair value had fallen below the carrying value. The asset impairment charge is included in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings.

For the three and nine months ended September 30, 2013 and 2012, employee termination benefit charges and contract termination and lease charges are included in Restructuring and related charges on the Consolidated Condensed Statements of Earnings.

For the three and nine months ended September 30, 2013 and 2012, the Company incurred restructuring-related charges in connection with the Other Restructuring Actions in the Company’s segments as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
ISS	$0.2	$0.9	$(0.1)	$1.5
All other	–	1.6	0.1	1.6
Total charges	$0.2	$2.5	$–	$3.1

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits and contract termination and lease charges in connection with the Company’s Other Restructuring Actions. Of the total $0.8 million restructuring liability, $0.6 million is included in Accrued liabilities and $0.2 million is included in Other liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

	Employee Termination Benefits	Contract Termination & Lease Charges	Total

Balance at January 1, 2013	$2.8	$0.7	$3.5
Costs incurred	0.1	–	0.1
Payments and other (1)	(2.1)	(0.5)	(2.6)
Reversals (2)	(0.2)	–	(0.2)
Balance at September 30, 2013	$0.6	$0.2	$0.8

(1) Other consists of changes in the liability balance due to foreign currency translations.

(2) Reversals due to changes in estimates for employee termination benefits.

6.          DEBT

Senior Notes – Long-term Debt

In March 2013, the Company completed a public debt offering of $400.0 million aggregate principal amount of fixed rate senior unsecured notes. The notes with an aggregate principal amount of $400.0 million and 5.125% coupon were priced at 99.998% to have an effective yield to maturity of 5.125% and will mature March 15, 2020 (referred to as the “2020 senior notes”). The notes will rank equally with all existing and future senior unsecured indebtedness. The notes from the May 2008 public debt offering with an aggregate principal amount of $300.0 million and 6.65% coupon were priced at 99.73% to have an effective yield to maturity of 6.687% and will mature June 1, 2018 (referred to as the “2018 senior notes”). At September 30, 2013, the outstanding balance of long-term debt was $699.6 million (net of unamortized discount of $0.4 million).

The 2020 senior notes pay interest on March 15 and September 15 of each year, beginning September 15, 2013. The 2018 senior notes pay interest on June 1 and December 1 of each year. The interest rate payable on the notes of each series will be subject to adjustments from time to time if either Moody’s Investors Service, Inc. or Standard and Poor’s Ratings Services downgrades the debt rating assigned to the notes to a level below investment grade, or subsequently upgrades the ratings.

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

In March 2013, the Company repaid its $350.0 million principal amount of 5.90% senior notes that were due on June 1, 2013 (referred to as the “2013 senior notes”). For the nine months ended September 30, 2013, a loss of $3.3 million was recognized in the Consolidated Condensed Statements of Earnings, related to $3.2 million of premium paid upon repayment and $0.1 million related to the write-off of related debt issuance costs.

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

Money market funds included in Cash and cash equivalents on the Consolidated Condensed Statements of Financial Position are excluded from the information contained in this Note. Refer to Note 2 of the Notes to Consolidated Condensed Financial Statements for information regarding these investments.

As of September 30, 2013, the Company’s available-for-sale Marketable securities had gross unrealized gains and losses of $2.4 million and $(1.5) million, respectively, and consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Auction rate securities - municipal debt	$3.8	$–	$(0.3)	$3.5
Corporate debt securities	348.4	1.4	(0.3)	349.5
Government and agency debt securities	330.5	0.4	(0.1)	330.8
Asset-backed and mortgage-backed securities	72.4	0.6	(0.1)	72.9
Total debt securities	755.1	2.4	(0.8)	756.7
Auction rate securities - preferred	4.0	–	(0.7)	3.3
Total security investments	759.1	2.4	(1.5)	760.0
Cash equivalents	(9.3)	–	–	(9.3)
Total marketable securities	$749.8	$2.4	$(1.5)	$750.7

At December 31, 2012, the Company’s available-for-sale Marketable securities had gross unrealized gains and losses of $3.6 million and $(1.6) million, respectively, with an estimated fair value of $699.7 million excluding $7.5 million of cash equivalents.

Although contractual maturities of the Company’s investment in debt securities may be greater than one year, the majority of investments are classified as Current assets in the Consolidated Condensed Statements of Financial Position due to the Company’s ability to use these investments for current liquidity needs if required. As of September 30, 2013 and December 31, 2012, auction rate securities of $6.8 million and $6.3 million, respectively, are classified in noncurrent assets due to the fact that the securities have experienced unsuccessful auctions and that poor debt market conditions have reduced the likelihood that the securities will successfully auction within the next 12 months. The contractual maturities of the Company’s available-for-sale marketable securities noted above are shown below. Expected maturities may differ from final contractual maturities for certain securities that allow for call or prepayment provisions. Proceeds from calls and prepayments are included in Proceeds from maturities of marketable securities on the Consolidated Condensed Statements of Cash Flows.

	September 30, 2013		December 31, 2012
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value
Due in less than one year	$176.6	$176.8	$185.4	$185.8
Due in one to five years	561.5	562.6	498.3	500.9
Due after five years	21.0	20.6	21.5	20.5
Total available-for-sale marketable securities	$759.1	$760.0	$705.2	$707.2

For the three and nine months ended September 30, 2013, the Company recognized $0.1 million and $0.8 million, respectively, in net gains on its marketable securities. For the three and nine months ended September 30, 2012, the Company recognized $0.7 million and $2.2 million, respectively, in net gains on its marketable securities. For all periods, these amounts represent realized gains due to sales and maturities and are included in Other expense (income), net on the Consolidated Condensed Statements of Earnings. The Company uses the specific identification method when accounting for the costs of its available-for-sale marketable securities sold.

Impairment

The FASB guidance on the recognition and presentation of OTTI requires that credit-related OTTI on debt securities be recognized in earnings while noncredit-related OTTI of debt securities not expected to be sold be recognized in other comprehensive income. For the three and nine months ended September 30, 2013 and 2012, the Company incurred no OTTI on its debt securities.

The table below presents a cumulative rollforward of the amount related to credit losses recognized in earnings for other-than-temporary impairments:

Beginning balance of amounts related to credit losses, January 1, 2013	$0.3
Credit losses on debt securities for which OTTI was not previously recognized	–
Additional credit losses on debt securities for which OTTI was previously recognized	–
Reductions for securities sold in the period for which OTTI was previously recognized	(0.1)
Ending balance of amounts related to credit losses, September 30, 2013	$0.2

The following table provides information at September 30, 2013, about the Company’s marketable securities with gross unrealized losses for which no OTTI has been incurred, and the length of time that individual securities have been in a continuous unrealized loss position. The gross unrealized loss of $(1.5) million, pre-tax, is recognized in Accumulated other comprehensive loss:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Auction rate securities	$–	$–	$6.8	$(1.0)	$6.8	$(1.0)
Corporate debt securities	109.8	(0.3)	1.2	–	111.0	(0.3)
Asset-backed and mortgage-backed securities	47.2	(0.1)	0.2	–	47.4	(0.1)
Government and agency debt securities	63.6	(0.1)	–	–	63.6	(0.1)
Total	$220.6	$(0.5)	$8.2	$(1.0)	$228.8	$(1.5)

As of September 30, 2013, none of the Company’s marketable securities for which OTTI has been incurred are in an unrealized loss position.

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

Corporate Debt Securities

Unrealized losses on the Company’s corporate debt securities are attributable to current economic conditions and are not due to credit quality. Because the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before anticipated recovery of their net book values, which may be at maturity, the Company does not consider securities in its corporate debt portfolio to be other-than-temporarily impaired at September 30, 2013.

Asset-Backed and Mortgage-Backed Securities

Credit losses for the asset-backed and mortgage-backed securities are derived by examining the significant drivers that affect loan performance such as pre-payment speeds, default rates, and current loan status. These drivers are used to apply specific assumptions to each security and are further divided in order to separate the underlying collateral into distinct groups based on loan performance characteristics. For instance, more weight is placed on higher risk categories such as collateral that exhibits higher than normal default rates, those loans originated in high risk states where home appreciation has suffered the most severe correction, and those loans which exhibit longer delinquency rates. Based on these characteristics, collateral-specific assumptions are applied to build a model to project future cash flows expected to be collected. These cash flows are then discounted at the current yield used to accrete the beneficial interest, which approximates the effective interest rate implicit in the bond at the date of acquisition for those securities purchased at par. The unrealized losses on the Company’s remaining asset-backed and mortgage-backed securities are due to constraints in market liquidity for certain portions of these sectors in which the Company has investments, and are not due to credit quality. Because the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before anticipated recovery of their net book values, the Company does not consider the remainder of its asset-backed and mortgage-backed debt portfolio to be other-than-temporarily impaired at September 30, 2013.

Government and Agency Securities

The unrealized losses on the Company’s investments in government and agency securities are the result of interest rate effects. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before anticipated recovery of their net book values, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2013.

8.          INVENTORIES

Inventories consist of the following:

	September 30, 2013	December 31, 2012
Work in process	$26.1	$23.7
Finished goods	268.9	253.6
Inventories	$295.0	$277.3

9.          AGGREGATE WARRANTY LIABILITY

Changes in the Company’s warranty liability for standard warranties and deferred revenue for extended warranties are presented in the tables below:

Warranty Liability:

	2013	2012
Balance at January 1	$46.7	$47.5
Accruals for warranties issued	48.6	64.1
Accruals related to pre-existing warranties (including
changes in estimates)	(4.0)	0.9
Settlements made (in cash or in kind)	(55.6)	(66.0)
Balance at September 30	$35.7	$46.5

Deferred Service Revenue:

	2013	2012
Balance at January 1	$192.0	$180.9
Revenue deferred for new extended warranty contracts	52.3	66.3
Revenue recognized	(67.0)	(62.7)
Balance at September 30	$177.3	$184.5
Current portion	80.6	79.4
Non-current portion	96.7	105.1
Balance at September 30	$177.3	$184.5

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

10.           INCOME TAXES

The Provision for income taxes for the three months ended September 30, 2013 was an expense of $15.0 million or an effective tax rate of 34.5%, compared to an expense of $4.8 million or an effective tax rate of 100.0% for the three months ended September 30, 2012. The difference in these rates (excluding discrete items) is primarily due to a shift in the expected geographic distribution of earnings for 2013. For the three months ended September 30, 2013, the Company decreased income tax expense by $0.5 million in recognition of several discrete items. This amount is primarily related to the Company’s reversal of previously accrued income tax.

The Provision for income taxes for the nine months ended September 30, 2013 was an expense of $49.5 million or an effective tax rate of 24.5%, compared to an expense of $39.3 million or an effective tax rate of 28.2% for the nine months ended September 30, 2012. The difference in these rates (excluding discrete items) is primarily due to the U.S. research and experimentation tax credit not in effect as of September 30, 2012, but was in effect as of September 30, 2013, a shift in the expected geographic distribution of earnings for 2013 and to the fact that the effective rate on the Company’s divestiture of certain inkjet-related technology and assets was lower than the overall stated rate. For the nine months ended September 30, 2013, the Company increased income tax expense by $4.8 million for adjustments to amounts accrued for tax years prior to 2013, decreased income tax expense by $6.0 million related to the reenactment in 2013 of the research and experimentation credit for the year 2012, and increased tax expense by $12.1 million related to the Company’s divestiture of certain inkjet-related technology and assets.

11.          STOCKHOLDERS’ EQUITY

The following section summarizes significant changes in Stockholders’ Equity for the three and nine months ended September 30, 2013.

Capital In Excess of Par

For the nine months ended September 30, 2013, Capital in excess of par increased $11 million primarily due to the recognition of share-based compensation awards of $22 million partially offset by a tax shortfall of $12 million.  The tax shortfall was driven by a correction of $10 million recorded during the third quarter of 2013 for stock options that expired during 2012. This adjustment was not considered material to the prior or current period financial statements.

Treasury Stock

In August 2012, the Company received authorization from the Board of Directors to repurchase an additional $200 million of its Class A Common Stock for a total repurchase authority of $4.85 billion. As of September 30, 2013, there was approximately $189 million of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors.

During the three and nine months ended September 30, 2013, the Company repurchased approximately 0.5 million and 2.1 million shares at a cost of $21 million and $62 million, respectively.  During the three and nine months ended September 30, 2012, the Company repurchased approximately 5.8 million and 7.4 million shares at a cost of $120 million and $175 million, respectively. As of September 30, 2013, since the inception of the program in April 1996, the Company had repurchased approximately 109.8 million shares of its Class A Common Stock for an aggregate cost of approximately $4.66 billion. As of September 30, 2013, the Company had reissued approximately 0.5 million previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million, 16.0 million, and 16.0 million shares of treasury stock in 2005, 2006, and 2008, respectively, the net treasury shares outstanding at September 30, 2013 were 33.2 million. Share repurchases for the nine months ended September 30, 2013 were executed via accelerated share repurchase agreements.

Accelerated Share Repurchase Agreement

On July 26, 2013, the Company entered into an Accelerated Share Repurchase (“ASR”) Agreement with a financial institution counterparty.  The impact of the ASR Agreement is included in the numerical disclosures provided in the preceding paragraphs.  Under the terms of the ASR Agreement, the Company paid $21.0 million targeting 0.6 million shares based on the closing price of the Company’s Class A Common Stock on July 26, 2013.  On July 31, 2013, the Company took delivery of 85% of the shares, or 0.5 million shares.  The final number of shares to be delivered by the counterparty under the ASR Agreement was dependent on the average of the daily volume weighted-average price of the Company’s Class A Common Stock over the agreement’s trading period, a discount, and the initial number of shares delivered. Under the terms of the ASR Agreement, the Company would either receive additional shares from the counterparty or be required to deliver additional shares or cash to the counterparty. The Company controlled its election to either deliver additional shares or cash to the counterparty.  On August 26, 2013, the Company took delivery of the remaining 0.1 million shares in final settlement of the ASR Agreement.

The ASR Agreement discussed in the preceding paragraph was accounted for as an initial treasury stock transaction and a forward stock purchase contract.  The initial repurchase of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share.  The forward stock purchase contract (settlement provision) was considered indexed to the Company’s own stock and was classified as an equity instrument under accounting guidance applicable to contracts in an entity’s own equity. Accelerated share repurchase agreements in the first and second quarter were accounted for in the same way.

Retained Earnings

The increase in Retained earnings during the nine months ended September 30, 2013 was driven by the Company’s net earnings partially offset by the dividend activity discussed below.

			Lexmark International, Inc. Class A
			Common Stock
Declaration Date	Record Date	Payment Date	Dividend Per Share	Cash Outlay
February 21, 2013	March 04, 2013	March 15, 2013	$0.30	$19.1
April 25, 2013	May 31, 2013	June 14, 2013	$0.30	$18.9
July 25, 2013	August 30, 2013	September 13, 2013	$0.30	$18.7

The payment of the cash dividends also resulted in the issuance of additional dividend equivalent units to holders of restricted stock units (“RSU”). Diluted weighted-average Lexmark Class A share amounts presented reflect this issuance.  All cash dividends and dividend equivalent units are accounted for as reductions of Retained earnings.

Accumulated Other Comprehensive Loss

The following table provides the tax benefit or expense attributed to each component of Other comprehensive earnings (loss):

	Three Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2013
	Change,	Income	Change,	Income
	net of tax	Tax Effect	net of tax	Tax Effect
Components of other comprehensive (loss) earnings:
Foreign currency translation adjustment	$2.4	$–	$(33.1)	$–
Pension or other postretirement benefits	3.4	(2.3)	14.4	(8.3)
Net unrealized loss on marketable securities - OTTI	(0.1)	–	–	–
Net unrealized gain (loss) on marketable securities	0.9	(0.1)	(1.1)	–
Net unrealized gain (loss) on cash flow hedge	–	–	0.9	(0.5)
Total other comprehensive earnings (loss)	$6.6	$(2.4)	$(18.9)	$(8.8)

The change in Accumulated other comprehensive loss, net of tax, for the three and nine months ending September 30, 2013, consists of the following:

			Net
			Unrealized	Net
	Foreign	Pension or	Gain (Loss) on	Unrealized	Accumulated
	Currency	Other	Marketable	Gain on	Other
	Translation	Postretirement	Securities –	Marketable	Comprehensive
	Adjustment	Benefits	OTTI	Securities	(Loss) Earnings
Balance at June 30, 2013	$(40.4)	$(268.8)	$0.2	$–	$(309.0)
Other comprehensive earnings (loss) before reclassifications	2.4	(1.6)	–	0.9	1.7
Amounts reclassified from accumulated other comprehensive loss	–	5.0	(0.1)	–	4.9
Net current-period other comprehensive earnings (loss)	2.4	3.4	(0.1)	0.9	6.6
Balance at September 30, 2013	$(38.0)	$(265.4)	$0.1	$0.9	$(302.4)

			Net
			Unrealized	Net	Net
	Foreign	Pension or	Gain (Loss) on	Unrealized	Unrealized	Accumulated
	Currency	Other	Marketable	Gain (Loss) on	(Loss) Gain on	Other
	Translation	Postretirement	Securities –	Marketable	Cash Flow	Comprehensive
	Adjustment	Benefits	OTTI	Securities	Hedge	(Loss) Earnings
Balance at December 31, 2012	$(4.9)	$(279.8)	$0.1	$2.0	$(0.9)	$(283.5)
Other comprehensive (loss) earnings before reclassifications	(22.4)	(0.1)	0.1	(0.5)	0.9	(22.0)
Amounts reclassified from accumulated other comprehensive loss	(10.7)	14.5	(0.1)	(0.6)	–	3.1
Net current-period other comprehensive (loss) earnings	(33.1)	14.4	–	(1.1)	0.9	(18.9)
Balance at September 30, 2013	$(38.0)	$(265.4)	$0.1	$0.9	$–	$(302.4)

The September 30, 2013 ending balance of $0.1 million in the tables above for Net Unrealized Gain (Loss) on Marketable Securities – OTTI represents the cumulative favorable mark-to-market adjustment on debt securities for which OTTI was previously recognized under the amended FASB guidance adopted by the Company in 2009.

The following table provides details of amounts reclassified from Accumulated other comprehensive loss:

	Amount Reclassified from Accumulated Other Comprehensive Earnings (Loss)
Details about Accumulated Other	Three Months Ended	Nine Months Ended
Comprehensive Earnings (Loss) Components	September 30, 2013	September 30, 2013	Affected Line Item in the Statements of Earnings
Foreign currency translation adjustment
Foreign exchange gain recognized
upon sale of a foreign entity	$–	$10.7	Gain on sale of inkjet-related technology and assets

Pension and other
postretirement benefits
Amortization of net loss	$(7.7)	$(23.0)	Note 13, Employee Pension and Postretirement Plans
Amortization of prior service benefit	0.2	0.6	Note 13, Employee Pension and Postretirement Plans
Pension-related losses recognized
upon sale of a subsidiary	–	(0.4)	Gain on sale of inkjet-related technology and assets
	2.5	8.3	Tax benefit (liability)
	$(5.0)	$(14.5)	Net of tax

Unrealized gains and (losses) on
marketable securities
Marketable securities
Non-OTTI	$–	$0.7	Other expense (income), net
OTTI	0.1	0.1	Other expense (income), net
	–	(0.1)	Tax (liability) benefit
	$0.1	$0.7	Net of tax

Total reclassifications for the period	$(4.9)	$(3.1)	Net of tax

12.          EARNINGS PER SHARE (“EPS”)

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Numerator:
Net earnings	$28.5	$0.0	$152.2	$100.0
Denominator:
Weighted average shares used to compute basic EPS	62.8	68.1	63.2	70.0
Effect of dilutive securities -
Employee stock plans	1.2	0.8	1.1	0.9
Weighted average shares used to compute diluted EPS	64.0	68.9	64.3	70.9

Basic net EPS	$0.45	$0.00	$2.41	$1.43
Diluted net EPS	$0.45	$0.00	$2.37	$1.41

RSUs, stock options, and dividend equivalent units totaling an additional 2.5 million and 4.7 million shares of Class A Common Stock for the three months ended September 30, 2013 and 2012, respectively, and 2.4 million and 4.1 million of Class A Common Stock for the nine months ended September 30, 2013 and 2012, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

Under the terms of Lexmark’s RSU agreements, unvested RSU awards contain forfeitable rights to dividends and dividend equivalent units. Because the dividend equivalent units are forfeitable, they are defined as non-participating securities. As of September 30, 2013, there were approximately 0.1 million dividend equivalent units outstanding, which will vest at the time that the underlying RSU vests.

In addition to the 2.4 million antidilutive shares for the nine months ended September 30, 2013, mentioned above, unvested RSUs with a performance condition that were granted in the first quarter of 2013 and 2012 were also excluded from the computation of diluted earnings per share. According to FASB guidance on earnings per share, contingently issuable shares are excluded from the computation of diluted EPS if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. If the performance condition were to become satisfied based on actual financial results and the performance awards would have a dilutive impact on EPS, the performance awards included in the diluted EPS calculation would be in the range of 0.1 million to 0.7 million shares depending on the level of achievement.

13.          EMPLOYEE PENSION AND POSTRETIREMENT PLANS

The components of the net periodic benefit cost for both the pension and postretirement plans for the three and nine months ended September 30, 2013 and 2012 were as follows:

Pension Benefits:	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Service cost	$1.2	$0.8	$3.6	$2.2
Interest cost	8.3	8.7	24.4	26.3
Expected return on plan assets	(10.3)	(10.9)	(30.5)	(32.7)
Amortization of net loss	7.7	6.6	23.0	19.8
Curtailment or termination loss	–	6.1	–	6.1
Net periodic benefit cost	$6.9	$11.3	$20.5	$21.7

Other Postretirement Benefits:	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Service cost	$0.2	$0.2	$0.5	$0.6
Interest cost	0.3	0.4	0.9	1.1
Amortization of prior service (benefit) cost	(0.2)	(0.1)	(0.6)	(0.2)
Curtailment or termination loss	–	1.1	–	1.1
Net periodic benefit cost	$0.3	$1.6	$0.8	$2.6

As of September 30, 2013, $17.5 million of contributions have been made. The Company currently expects to contribute approximately $7 million to its pension and other postretirement plans for the remainder of 2013.

The September 2012 curtailment or termination benefit losses of $7.2 million are related to the 2012 Restructuring Actions.

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

Lexmark entered into a forward-starting interest rate swap in December 2012 that was designated as a cash flow hedge. The Company used this instrument to lock in interest rates for a forecasted issuance of debt. The instrument hedged the risk of changes in cash flows attributable to changes in the benchmark three-month LIBOR interest rate for the first seven years of interest payments, on the first $325 million of debt issued in the first quarter of 2013.

Net outstanding notional amount of derivative positions as of September 30, 2013 is as follows.  These positions were driven by fair value hedges of recognized assets and liabilities primarily denominated in the currencies below.

Long (Short) Positions by Currency (in USD)	September 30, 2013
EUR / USD	$(42.8)
MXN / USD	13.5
SGD / USD	(13.0)
Other, net	3.5
Total	$(38.8)

Accounting for Derivatives and Hedging Activities

All derivatives are recognized in the Consolidated Condensed Statements of Financial Position at their fair value. Fair values for Lexmark’s derivative financial instruments are based on pricing models or formulas using current market data, or where applicable, quoted market prices. On the date the derivative contract is entered into, the Company designates the derivative as a fair value hedge. Changes in the fair value of a derivative that is highly effective as — and that is designated and qualifies as — a fair value hedge, along with the loss or gain on the hedged asset or liability are recorded in current period earnings in Cost of revenue or Other expense (income), net on the Consolidated Condensed Statements of Earnings.  Derivatives qualifying as hedges are included in the same section of the Consolidated Condensed Statements of Cash Flows as the underlying assets and liabilities being hedged.

As of September 30, 2013 and December 31, 2012, the Company had the following net derivative assets (liabilities) recorded at fair value in Prepaid expenses and other current assets (Accrued liabilities) on the Consolidated Condensed Statements of Financial Position:

	Net Asset Position		Net (Liability) Position
Foreign Exchange Contracts	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Gross liability position	$(0.2)	$(0.1)	$–	$(0.8)
Gross asset position	0.6	0.3	–	0.2
Net asset (liability) position (1)	0.4	0.2	–	(0.6)
Gross amounts not offset (2)	–	–	–	–
Net amounts	$0.4	$0.2	$–	$(0.6)

(1) Amounts presented in the Consolidated Condensed Statements of Financial Position.

(2) Amounts not offset in the Consolidated Condensed Statements of Financial Position.

There were no interest rate swaps outstanding as of September 30, 2013.  As of December 31, 2012, the Company’s forward-starting interest rate swap cash flow hedge was valued at $1.4 million and recorded in Accrued liabilities and Accumulated other comprehensive loss in the Consolidated Condensed Statements of Financial Position.  The instrument was settled at $0.0 million upon the issuance of debt by the Company in the first quarter of 2013.

The Company had the following (gains) and losses related to derivative instruments qualifying and designated as hedging instruments in fair value hedges and related hedged items recorded on the Consolidated Condensed Statements of Earnings:

	Recorded in Cost of revenue*				Recorded in Other expense (income), net

	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30		September 30		September 30		September 30
Fair Value Hedging Relationships	2013	2012	2013	2012	2013	2012	2013	2012
Foreign Exchange Contracts	$(2.5)	$1.6	$(2.5)	$2.7	$(0.1)	$(1.7)	$1.6	$(2.4)
Underlying	4.5	(0.3)	10.3	2.0	–	1.3	(1.6)	0.8
Total	$2.0	$1.3	$7.8	$4.7	$(0.1)	$(0.4)	$–	$(1.6)

* Gains and losses recorded in Cost of revenue are included in Product on the Consolidated Condensed Statements of Earnings

Lexmark formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedged items. This process includes linking all derivatives that are designated as fair value hedges to specific assets and liabilities on the balance sheet. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair value of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively, as discussed below.

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

Perceptive Software offers a complete suite of ECM, business process management (“BPM”), document output management (“DOM”), intelligent data capture and search software as well as associated industry specific solutions. On February 29, March 13, and March 16, 2012, the Company acquired Brainware, Nolij and ISYS, respectively, which all joined the Company’s Perceptive Software segment. These acquisitions further strengthened the Company’s products, content/business process management solutions and managed print services. On December 28, 2012, the Company expanded its presence within the healthcare sector with the acquisition of Acuo which also joined the Perceptive Software segment. On March 1, 2013, the Company acquired AccessVia and Twistage as well as Saperion on September 16, 2013, further expanding and strengthening the solutions available in the Perceptive Software segment.  On October 3, 2013, subsequent to the date of the financial statements, the Company acquired all of the issued and outstanding shares of PACSGEAR, which will also be reported in the Perceptive Software segment starting in the fourth quarter of 2013.

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

The following table includes information about the Company’s reportable segments:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Revenue:
ISS	$836.7	$878.6	$2,505.0	$2,716.1
Perceptive Software	53.8	40.6	156.5	114.1
Total revenue	$890.5	$919.2	$2,661.5	$2,830.2

Operating income (loss):
ISS	$151.8	$115.6	$565.2	$453.6
Perceptive Software	(18.4)	(21.5)	(58.9)	(52.6)
All other	(81.1)	(81.8)	(272.7)	(239.1)
Total operating income (loss)	$52.3	$12.3	$233.6	$161.9

Operating income (loss) noted above for the three months ended September 30, 2013 includes restructuring-related charges of $12.6 million in ISS and $0.7 million in Perceptive Software. Operating income (loss) related to Perceptive Software for the three months ended September 30, 2013 also includes $13.8 million of amortization expense related to intangible assets acquired by the Company. Operating income (loss) noted above for the nine months ended September 30, 2013 includes restructuring-related charges of $19.7 million in ISS, $4.1 million in Perceptive Software and $3.4 million in All other. Operating income (loss) related to Perceptive Software for the nine months ended September 30, 2013 also includes $39.9 million of amortization expense related to intangible assets acquired by the Company. Operating income (loss) noted above for the nine months ended September 30, 2013 includes a Gain on sale of inkjet-related technology and assets of $73.5 million in ISS.

Operating income (loss) noted above for the three months ended September 30, 2012 includes restructuring-related charges of $52.4 million in ISS and $8.8 million in All other. Operating income (loss) related to Perceptive Software for the three months ended September 30, 2012 includes $11.2 million of amortization expense related to intangible assets acquired by the Company. Operating income (loss) noted above for the nine months ended September 30, 2012 includes restructuring-related charges of $65.7 million in ISS and $11.0 million in All other. Operating income (loss) related to Perceptive Software for the nine months ended September 30, 2012 includes $29.6 million of amortization expense related to intangible assets acquired by the Company. In addition, of the $7.2 million in curtailment and termination benefit losses, $4.8 million was included in ISS and $2.4 million in All other for the three and nine months ended September 30, 2012.

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

Legal proceedings

Lexmark v. Static Control Components, Inc.

On December 30, 2002 ("02 action") and March 16, 2004 ("04 action"), the Company filed claims against Static Control Components, Inc. ("SCC") in the U.S. District Court for the Eastern District of Kentucky (the "District Court") alleging violation of the Company’s intellectual property and state law rights. SCC filed counterclaims against the Company in the District Court alleging that the Company engaged in anti-competitive and monopolistic conduct and unfair and deceptive trade practices in violation of the Sherman Act, the Lanham Act and state laws. SCC has stated in its legal documents that it is seeking approximately $17.8 million to $19.5 million in damages for the Company’s alleged anticompetitive conduct and approximately $1 billion for Lexmark’s alleged violation of the Lanham Act. SCC is also seeking treble damages, attorney fees, costs and injunctive relief. On September 28, 2006, the District Court dismissed the counterclaims filed by SCC that alleged the Company engaged in anti-competitive and monopolistic conduct and unfair and deceptive trade practices in violation of the Sherman Act, the Lanham Act and state laws. On June 20, 2007, the District Court Judge ruled that SCC directly infringed one of Lexmark’s patents-in-suit.  On June 22, 2007, the jury returned a verdict that SCC did not induce infringement of Lexmark’s patents-in-suit.

SCC also has filed motions with the District Court seeking attorneys’ fees, cost as well as damages for the period that a preliminary injunction was in place that prevented SCC from selling certain microchips for some models of the Company’s toner cartridges. SCC’s motions for attorneys’ fees and costs remain pending with the District Court.

Appeal briefs for the 02 and 04 actions were filed with the U.S. Court of Appeals for the Sixth Circuit by SCC and the Company.  In a decision dated August 29, 2012, the Sixth Circuit upheld the jury’s decision that SCC did not induce patent infringement and the District Court’s dismissal of SCC’s federal antitrust claims. The procedural dismissal of Static Control’s Lanham Act claim and state law unfair competition claims by the District Court were reversed and remanded to the District Court.  A writ of certiorari was requested by the Company with the U.S. Supreme Court over the Sixth Circuit’s decision regarding the Lanham Act.  On June 3, 2013, the Company was notified that the U.S. Supreme Court granted the Company’s writ of certiorari.  Oral argument at the U.S. Supreme Court for this matter has been scheduled for December 3, 2013.

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

Nuance Communications, Inc. v. ABBYY Software House, et al.

Nuance Communications, Inc. ("Nuance") filed suit against the Company and ABBYY Software House and ABBYY USA Software House (collectively “ABBYY”) in the U.S. District Court for the Northern District of California ("District Court").  Nuance alleges that the Company and ABBYY have infringed three U.S. patents related to Optical Character Recognition (“OCR”) and document management technologies.  The Company, and the Company’s supplier of the accused OCR technology, ABBYY, denied infringement and raised affirmative defenses to the allegations of patent infringement.  A two week jury trial was held in August of 2013.  At trial, Nuance was seeking approximately $31 million in damages from the Company for the alleged infringement and, in addition, requested that this amount be trebled for alleged willful infringement.  The jury returned a verdict of non-infringement on all counts.  A final judgment was entered in favor of the Company and ABBYY by the District Court on August 26, 2013.  Nuance has filed post-judgment motions seeking to overturn the jury’s finding of non-infringement.  ABBYY USA is indemnifying the Company in this matter.

The Company has not established an accrual for the Nuance litigation, because it has not determined that a loss with respect to such litigation is probable. Although there is a reasonable possibility of a potential loss with respect to the Nuance litigation, given the finding of non-infringement by the jury and ABBYY USA’s indemnification obligations, the Company does not believe a reasonable estimate of the range of possible loss is currently possible in view of the uncertainty regarding the amount of damages, if any, that could be awarded in this matter.

Molina v. Lexmark

On August 31, 2005 former Company employee Ron Molina filed a class action lawsuit in the California Superior Court for Los Angeles under a California employment statute which in effect prohibits the forfeiture of vacation time accrued. This statute has been used to invalidate California employers’ "use or lose" vacation policies. The class is comprised of less than 200 current and former California employees of the Company. The trial was bifurcated into a liability phase and a damages phase. On May 1, 2009, the trial court Judge brought the liability phase to a conclusion with a ruling that the Company’s vacation and personal choice day’s policies from 1991 to the present violated California law. In a Statement of Decision, received by the Company on August 27, 2010, the trial court Judge awarded the class members approximately $8.3 million in damages which included waiting time penalties and interest. The class had sought up to $16.7 million in such damages. On November 17, 2010, the trial court Judge partially granted the Company’s motion for a new trial solely as to the argument that current employees are not entitled to any damages. On March 7, 2011 the trial court Judge reduced the original award to $7.8 million. On October 28, 2011, the trial court Judge awarded the class members $5.7 million in attorneys’ fees.

The Company filed a notice of appeal with the California Court of Appeals objecting to the trial court Judge’s award of damages and attorneys’ fees. On September 19, 2013, the California Court of Appeals decided the appeal.  The California Court of Appeals upheld the rulings of the trial court Judge except for the use of gross pay rather than base rate of pay in the calculation of damages.  The matter was remanded back to the trial court Judge to recalculate damages using the base rate of pay.  The award of $5.7 million in attorneys’ fees was unchanged by the California Court of Appeals.  The Company has filed a petition for review with the California Supreme Court on certain issues that were upheld by the California Court of Appeals.  Acceptance of review by the California Supreme Court is discretionary and the Company will likely know if the appeal was accepted in the fourth quarter of 2013.

The Company believes an unfavorable outcome in the matter is probable. The range of potential loss related to this matter is subject to a high degree of estimation. In accordance with the accounting guidance for contingencies, if the reasonable estimate of a probable loss is a range and no amount within the range is a better estimate, the minimum amount of the range is accrued. Given that aspects of this litigation being appealed to the California Supreme Court are open to considerable interpretation, no amount within the range of potential loss is a better estimate than any other amount.  Therefore, the Company has accrued $1.8 million for the Molina matter, which represents the low-end of the range. At the high-end of the range, the trial court Judge awarded $7.8 million in damages, which the California Court of Appeals’ decision reduces but such reduction may be subject to appeal to the California Supreme Court by the class members, along with $5.7 million in attorneys’ fees, plus post judgment interest. Thus, it is reasonably possible that a loss exceeding the $1.8 million already accrued may be incurred in this matter, ranging from $1.8 to $13.5 million, not including post judgment interest, costs and any additional attorneys’ fees which may be assessed against the Company.

Copyright fees

Certain countries (primarily in Europe) and/or collecting societies representing copyright owners’ interests have taken action to impose fees on devices (such as scanners, printers and multifunction devices) alleging the copyright owners are entitled to compensation because these devices enable reproducing copyrighted content. Other countries are also considering imposing fees on certain devices. The amount of fees, if imposed, would depend on the number of products sold and the amounts of the fee on each product, which will vary by product and by country. The Company has accrued amounts that it believes are adequate to address the risks related to the copyright fee issues currently pending. The financial impact on the Company, which will depend in large part upon the outcome of local legislative processes, the Company’s and other industry participants’ outcome in contesting the fees and the Company’s ability to mitigate that impact by increasing prices, which ability will depend upon competitive market conditions, remains uncertain. As of September 30, 2013, the Company has accrued approximately $63.0 million for pending copyright fee charges, including litigation proceedings, local legislative initiatives and/or negotiations with the parties involved. The $1.4 million decrease in the liability compared to December 31, 2012 was due to a settlement of copyright fee levy litigation in Spain and foreign currency translation. Although it is reasonably possible that amounts may exceed the amount accrued by the Company, such amount, or range of possible loss, given the complexities of the legal issues in these matters, cannot be reasonably estimated by the Company at this time.

As of September 30, 2013, approximately $53.9 million of the $63.0 million accrued for the pending copyright fee issues was related to single function printer devices sold in Germany prior to December 31, 2007.  For the period after 2007, the German copyright levy laws were revised and the Company has been making payments under this revised copyright levy scheme related to single function printers sold in Germany.

The VerwertungsGesellschaft Wort ("VG Wort"), a collection society representing certain copyright holders, instituted legal proceedings against Hewlett-Packard Company ("HP") in July of 2004 relating to whether and to what extent copyright levies for photocopiers should be imposed in accordance with copyright laws implemented in Germany on single function printers. The Company is not a party to this lawsuit, although the Company and VG Wort entered into an agreement in October 2002 pursuant to which both VG Wort and the Company agreed to be bound by the outcome of the VG Wort/HP litigation. On December 6, 2007, the

Bundesgerichtshof (the "German Federal Supreme Court") in the VG Wort litigation with HP issued a judgment that single function printer devices sold in Germany prior to December 31, 2007 are not subject to levies under the then existing law (German Federal Supreme Court, file reference I ZR 94/05). VG Wort filed an appeal with the Bundesverfassungsgericht (the "German Federal Constitutional Court") challenging the ruling that single function printers are not subject to levies. On September 21, 2010, the German Federal Constitutional Court published a decision holding that the German Federal Supreme Court erred by not considering referring questions on interpretation of German copyright law to the Court of Justice of the European Communities (“CJEU”) and therefore revoked the German Federal Supreme Court decision and remitted the matter to it. On July 21, 2011, the German Federal Supreme Court stayed the proceedings and submitted several questions regarding the interpretation of Directive 2001/29/EC on the harmonization of certain aspects of copyright and related rights in the information society to the CJEU for a decision. The CJEU issued its opinion on June 27, 2013 and the matter has been remitted back to the German Federal Supreme Court for further proceedings. A hearing is scheduled at the German Federal Supreme Court for October 31, 2013.

In December, 2009, VG Wort instituted non-binding arbitration proceedings against the Company before the arbitration board of the Patent and Trademark Office in Munich relating to whether, and to what extent, copyright levies should be imposed on single function printers sold by the Company in Germany from 2001 to 2007. In its submissions to the Patent and Trademark Office in Munich the Company asserted that all claims for levies on single function printers sold by the Company in Germany should be dismissed. On February 22, 2011 the arbitration board issued a partial decision finding that the claims of VG Wort for the years 2001 through 2005 are time barred by the statute of limitations. On October 27, 2011, the arbitration board further found that the copyright levy claims for single function printers for the years 2006 and 2007 should be dismissed pursuant to the October 2002 agreement between the Company and VG Wort finding the parties agreed to be bound by the judgment of the German Federal Supreme Court of December 6, 2007 which dismissed VG Wort’s copyright levy claims for single function printers. VG Wort has filed objections against these non-binding decisions and, on April 25, 2012, filed legal action against the Company in the Munich (Civil) Court of Appeals seeking to collect copyright levies for single function printers sold by the Company in Germany from 2001 to 2007.  In contesting VG Wort’s filing, the Company is seeking the Munich (Civil) Court of Appeals’ determination that the Company does not owe copyright levies for single function printers sold by the Company in Germany for the contested period.  On June 6, 2013, the Munich (Civil) Court of Appeals ruled that the Company’s payment obligation for single-function printers sold until 2007 is dependent on the final outcome of the industry-wide litigation of VG Wort vs. HP described above.  On June 26, 2013 the Company filed a complaint against denial of leave of appeal with the German Federal Supreme Court.

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

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires that unrecognized tax benefits be presented as a reduction to deferred tax assets for all same jurisdiction loss or other tax carryforwards that are available and would be used by the entity to settle additional income taxes resulting from disallowance of the uncertain tax position. The amendments in ASU 2013-11 are effective for the Company’s 2014 fiscal year (and interim periods within) and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Early adoption and retrospective application are permitted. The Company is in the process of evaluating the potential impact of ASU 2013-11 to its statement of financial position at this time.

The FASB issued other guidance during 2013 that is not applicable to the Company’s current financial statements and disclosures and, therefore, is not discussed above.

18.          SUBSEQUENT EVENTS

On October 3, 2013, the Company acquired all of the issued and outstanding shares of PACSGEAR in a cash transaction valued at approximately $54 million.  Refer to Note 3, Business Combinations and Divestitures, of the Notes to the Consolidated Condensed Financial Statements regarding details of the Company’s acquisition of PACSGEAR subsequent to the date of the financial statements.

On October 10, 2013, the Company entered into an amended and restated trade receivables facility to extend the facility for 364 days to October 9, 2014, and to include Perceptive Software as an originator under the facility.

On October 24, 2013, the Company’s Board of Directors approved a quarterly dividend of $0.30 per share of Class A Common Stock. The dividend is payable December 13, 2013 to stockholders of record on November 29, 2013.

After the close of the markets on October 24, 2013, the Company entered into an ASR Agreement with a financial institution counterparty. Pursuant to the terms of the ASR Agreement, the Company will purchase $20 million of the outstanding shares of its Class A Common Stock from the financial institution counterparty. Under the ASR Agreement, the financial institution counterparty delivered to the Company on October 29, 2013, 0.5 million shares, equal to 85 percent of the shares that would be repurchased at the closing price of the Company’s Class A Common Stock on October 24, 2013. Upon delivery of these shares, the number of shares held in treasury increased from 33.2 million shares to 33.7 million shares. The final number of shares to be delivered to the Company by the financial institution counterparty under the ASR Agreement shall be adjusted based on a discount to the average of the daily volume weighted-average price of the Company’s Class A Common Stock during the term of the ASR Agreement. If the number of shares to be delivered to the Company is less than the initial delivery of shares by the financial institution counterparty, the Company may be required to remit shares or cash to the financial institution counterparty as a result of such adjustment. The Company controls the election to deliver either additional shares or cash to the counterparty. The share repurchases are expected to be completed during the fourth quarter of 2013. The payment of $20 million by the Company to the financial institution counterparty for the repurchase of shares occurred on October 29, 2013, and was funded from available U.S. cash equivalents and current marketable securities.

Item 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

OVERVIEW

Lexmark makes it easier for businesses of all sizes to improve their business processes by enabling them to capture, manage and access critical unstructured business information in the context of their business process while speeding the movement and management of information between the paper and digital worlds. Since its inception in 1991, Lexmark has become a leading developer, manufacturer and supplier of printing, imaging, device management, MPS, document workflow, and more recently business process and content management solutions. The Company operates in the office printing and imaging, and ECM, BPM, DOM, intelligent data capture and search software markets. Lexmark’s products include laser printers and multifunction devices, dot matrix printers and the associated supplies/solutions/services, as well as ECM, BPM, DOM, intelligent data capture, search and the associated workflow software solutions and services.

The Company is primarily managed along two segments: ISS and Perceptive Software.

•         ISS offers a broad portfolio of monochrome and color laser printers and laser multifunction products (“MFPs”), as well as supplies, fleet management software and MPS. Laser based products within the distributed printing market primarily serve business customers. ISS employs large-account sales and marketing teams whose mission is to generate demand for its business printing solutions and services, primarily among large corporations, small and medium businesses (“SMB”), as well as the public sector. These sales and marketing teams primarily focus on industries such as banking, insurance, retail, manufacturing, education, government and healthcare. ISS primarily distributes and fulfills its products to business customers primarily through its well-established distributor and reseller network. The ISS distributor and reseller network includes IT Resellers, Direct Marketing Resellers, and Copier Dealers. ISS also sells its products through numerous alliances and original equipment manufacturer (“OEM”) arrangements.

•         Perceptive Software offers a complete suite of ECM, BPM, DOM, intelligent data capture and search software products and solutions. The ECM and BPM software and services markets primarily serve business customers. Perceptive Software uses a direct to market sales and broad lead generation approach, employing internal sales and marketing teams that are segmented by industry sector — specifically healthcare, education, public sector/government, and cross industry, which includes areas such as retail, banking, insurance and manufacturing. Perceptive Software also offers a channel partner program that allows authorized third-party resellers to market and sell Perceptive Software products and solutions to a distributed market. Perceptive Software has two general forms of software agreements with its customers, perpetual licenses and subscription services.

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

Business Factors

For the three and nine months ended September 30, 2013, total Lexmark revenue was down 3% and 6%, respectively, YTY, primarily due to the Company’s planned exit from inkjet technologies.  For the three months ended September 30, 2013, Operating income increased 325% YTY primarily due to lower operating expenses driven by a reduction in restructuring expenses. For the nine months ended September 30, 2013, Operating income increased 44% driven by a $69.7 million net benefit from the gain on sale of inkjet-related technology and assets and other divestiture costs, and a reduction in operating expenses due to lower restructuring costs.

ISS

Lexmark continues its investments in ISS to broaden its line of large and small workgroup devices and solutions and service offerings, targeting the higher usage segments of the imaging market.

ISS continues to focus on capturing profitable supplies and service annuities generated from MPS, industry specific solutions and hardware sales of large and small workgroup devices. Associated strategic initiatives include:

•         Expanding and strengthening the Company’s product line;

•         Advancing and strengthening the Company’s industry solutions to maintain and grow the Company’s penetration in selected industries;

•         Advancing and expanding the Company’s MPS business; and

•         Expanding the Company’s rate of participation in market opportunities and channels.

Perceptive Software

Perceptive Software enhances Lexmark’s capabilities as a content and process management solutions provider, expands the Company’s market opportunity, and provides a core strategic component for Lexmark’s future.  Perceptive Software’s strategy is to deliver affordable, industry and process specific solutions through deep industry expertise and an integrated software platform featuring ECM, BPM, DOM, intelligent data capture, enterprise search and process mining technologies that are easy to install, use and support. In keeping with this strategy, Lexmark acquired Pallas Athena Holdings B.V. in October of 2011, Brainware in February of 2012, ISYS and Nolij in March of 2012, Acuo in December of 2012, Twistage and AccessVia in March of 2013, Saperion in September of 2013, and Pacsgear in October of 2013. Key software strategic initiatives include:

•         Advancing and growing the Company’s content and process management solutions business internationally;

•         Expanding and strengthening the Company’s content and process management software product line; and

•         Expanding the Company’s rate of participation in content management, business process management and case management software market opportunities.

Operating Results Summary

The following discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements and Notes thereto. The following table summarizes the results of the Company’s operations for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30				Nine Months Ended September 30
	2013		2012		2013		2012
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev
Revenue	$890.5	100%	$919.2	100%	$2,661.5	100%	$2,830.2	100%
Gross profit	346.2	39	328.4	36	1,020.9	38	1,070.4	38
Operating expense	293.9	33	316.1	34	787.3	30	908.5	32
Operating income	52.3	6	12.3	1	233.6	9	161.9	6
Net earnings	28.5	3	0.0	–	152.2	6	100.0	4

Current quarter

For the third quarter of 2013, total revenue was $890.5 million or down 3% from 2012. Gross profit increased 5%, Operating expense decreased 7% and Operating income increased 325% when compared to the same period in 2012.

Net earnings for the third quarter of 2013 increased from the prior year primarily due to higher operating income. Operating income for the third quarter of 2013 included $17.7 million of pre-tax restructuring-related charges and project costs as well as $24.1 million of pre-tax acquisition-related adjustments and $1.1 million of pre-tax divestiture-related adjustments. Net earnings for the third quarter of 2012 included $69.1 million of pre-tax restructuring-related charges and project costs as well as $17.3 million of pre-tax acquisition-related adjustments.

Year to date

For the nine months ended September 30, 2013, consolidated revenue was $2.7 billion, down 6% compared to prior year. Gross profit decreased 5%, Operating expense decreased 13% and Operating income increased 44% when compared to the same period in 2012.

Net earnings for the nine months ended September 30, 2013 increased 52% from the prior year primarily due to higher operating income. Operating income for the nine months ended September, 30, 2013 included $40.1 million of pre-tax restructuring-related charges and project costs as well as $61.6 million of pre-tax acquisition-related adjustments and $69.7 million of pre-tax divestiture-related benefit. Operating income for the nine months ended September 30, 2012 included $88.7 million of pre-tax restructuring-related charges and project costs and $50.0 million of pre-tax acquisition-related adjustments.

Revenue

Revenue declined YTY driven by the planned exit from inkjet technology.

For the third quarter of 2013, consolidated revenue decreased 3% YTY, of which approximately 7% was due to the Company’s exit of inkjet technology.

For the nine months ended September 30, 2013, consolidated revenue decreased 6% YTY, of which approximately 7% was due to the Company’s exit of inkjet technology.

The following table provides a breakdown of the Company’s revenue by segment:

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2013	2012	% Change	2013	2012	% Change
ISS	$836.7	$878.6	(5)%	$2,505.0	$2,716.1	(8)%
Perceptive Software	53.8	40.6	33	156.5	114.1	37
Total revenue	$890.5	$919.2	(3)%	$2,661.5	$2,830.2	(6)%

ISS

During the third quarter of 2013, ISS revenue decreased 5% compared to the prior year, of which approximately 8% was due to the Company’s exit of inkjet technology.  Hardware revenue declined 11% YTY and laser hardware revenue declined 3% YTY.  Large workgroup laser hardware revenue, which represented about 83% of total hardware revenue for the quarter ended September 30, 2013, was up 1% YTY reflecting a 17% increase in average unit revenue (“AUR”), partially offset by a 14% decrease in units. Small workgroup laser hardware revenue, which for the quarter ended September 30, 2013 represented about 17% of total hardware revenue, declined 19% YTY driven by a 27% decline in units offset partially by an 11% increase in AUR. Inkjet exit hardware revenue represented none of the total hardware revenue for the quarter ended September 30, 2013.  Supplies revenue for the quarter ended September 30, 2013 was down 4% compared to the same period in 2012 with laser supplies revenue increasing 5% YTY. Inkjet exit supplies revenue declined 37% YTY due to ongoing and expected declines in the inkjet install base as the Company exits inkjet technology.  The Company uses the term “large workgroup” to include departmental, large workgroup, and medium workgroup lasers, dot matrix printers and options.  The term “small workgroup” includes small workgroup lasers and personal lasers. The Company uses the term “inkjet exit” to include consumer and business inkjet hardware and supplies.

For the nine months ended September 30, 2013, ISS revenue decreased 8% compared to the prior year, of which approximately 7% was due to the Company’s exit of inkjet technology. Hardware revenue declined 12% YTY with laser hardware revenue declining 6% YTY.  Large workgroup laser hardware revenue, which represented about 82% of total hardware revenue for the nine months ended September 30, 2013, was down 3% YTY reflecting a 2% decrease in AUR and a 1% decrease in units.  Small workgroup laser hardware revenue, which for the nine months ended September 30, 2013 represented 18% of total hardware revenue, declined 16% YTY driven by a 20% decline in units. Small workgroup AUR increased 5%. Inkjet exit hardware revenue, which for the nine months ended September 30, 2013 represented less than 1% of total hardware revenue, declined 91% YTY. Supplies revenue for the nine months ended September 30, 2013 was down 8% compared to the same period in 2012 with laser supplies revenue declining 1% YTY. Inkjet exit supplies revenue declined 34% YTY.

Perceptive Software

For the quarter ended September 30, 2013, revenue for Perceptive Software increased 33% compared to the same period in 2012. Excluding the impact of acquisition-related adjustments, revenue for Perceptive Software for the quarter ended September 30, 2013 increased 38% YTY.

For the nine months ended September 30, 2013, revenue for Perceptive Software increased 37% compared to the same period in 2012. Excluding the impact of acquisition-related adjustments, revenue for Perceptive Software for the nine months ended September 30, 2013 increased 40% YTY. For the nine months ended September 30, 2013, Perceptive Software saw strong placements of content and capture solutions.  The 2013 and 2012 financial results for the Perceptive Software reportable segment include only the activity occurring after the dates of acquisitions.

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

See “Acquisition and Divestiture-related Adjustments” section that follows for further discussion.

Revenue by geography:

The following table provides a breakdown of the Company’s revenue by geography:

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2013	2012	% Change	2013	2012	% Change
United States	$397.0	$445.0	(11)%	$1,155.0	$1,259.3	(8)%
Europe, the Middle East & Africa ("EMEA")	310.2	288.6	7	970.4	988.8	(2)
Other International	183.3	185.6	(1)	536.1	582.1	(8)
Total revenue	$890.5	$919.2	(3)%	$2,661.5	$2,830.2	(6)%

For the three and nine months ended September 30, 2013, the decline in revenues compared to the same periods in 2012, for all regions, principally reflects the impact of the Company’s planned exit from inkjet technologies. For the three and nine months ended September 30, 2013, currency exchange rates had a negligible impact on Total revenue compared to the same periods in 2012.

Gross Profit

The following table provides gross profit information:

	Three Months Ended September 30				Nine Months Ended September 30
(Dollars in millions)	2013	2012	Change		2013	2012	Change
Gross profit dollars	$346.2	$328.4	5%		$1,020.9	$1,070.4	(5)%
% of revenue	39%	36%	3	pts	38%	38%	–	pts

For the three months ended September 30, 2013, consolidated gross profit increased 5% and gross profit as a percentage of revenue increased by 3 percentage points compared to the same period in 2012. Gross profit margin for the quarter ended September 30, 2013 versus the same period in 2012 was impacted by a 3 percentage point YTY increase due to positive mix, principally from less inkjet hardware and relatively more laser supplies and software revenue, as well as by a 2 percentage point increase due to lower YTY cost of restructuring-related activities, partially offset by a 2 percentage point decrease YTY due to negative product margins principally in hardware, primarily due to unit cost increases driven by overall volume declines. Gross profit for the three months ended September 30, 2013 included $5.1 million of pre-tax restructuring-related charges and project costs as well as $14.0 million of pre-tax acquisition-related adjustments.  Gross profit for the three months ended September 30, 2012 included $28.8 million of pre-tax restructuring-related charges and project costs as well as $10.5 million of pre-tax acquisition-related adjustments.

For the nine months ended September 30, 2013, consolidated gross profit decreased 5% while gross profit as a percentage of revenue was relatively unchanged compared to the same period in 2012.  Gross profit margin for the nine months ended September 30, 2013 versus the same period in 2012 was impacted by a 3 percentage point YTY increase due to a favorable mix shift driven by less inkjet hardware, as well as a less than 1 percentage point increase due to lower YTY cost of restructuring-related activities, partially offset by a 3 percentage point decrease YTY due to unfavorable product margins primarily due to pricing.  Gross profit for the nine months ended September 30, 2013 included $18.4 million of pre-tax restructuring-related charges and project costs along with $36.9 million of pre-tax acquisition-related adjustments. Gross profit for the nine months ended September 30, 2012 included $36.5 million of pre-tax restructuring-related charges and project costs along with $24.7 million of pre-tax acquisition-related adjustments.

See “Restructuring and Related Charges and Project Costs” and “Acquisition and Divestiture-related Adjustments” sections that follow for further discussion.

Operating Expense

The following table presents information regarding the Company’s operating expenses during the periods indicated:

	Three Months Ended September 30				Nine Months Ended September 30
	2013		2012		2013		2012
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev
Research and development	$83.4	9%	$93.5	10%	$245.5	9%	$284.7	10%
Selling, general & administrative	202.9	23	199.9	22	610.5	23	595.6	21
Gain on sale of inkjet-related technology and assets	–	–	–	–	(73.5)	(2)	–	–
Restructuring and related charges	7.6	1	22.7	2	4.8	–	28.2	1
Total operating expense	$293.9	33%	$316.1	34%	$787.3	30%	$908.5	32%

For the three and nine months ended September 30, 2013, Total operating expense decreased 7% and 13%, respectively, compared to the same period in 2012. The decrease for the nine months ended September 30, 2013 was primarily due to the $73.5 million Gain on sale of inkjet-related technology and assets in the second quarter of 2013, which had an 8% favorable YTY impact on Total operating expense. Research and development expenses for the three and nine months ended September 30, 2013 decreased 11% and 14%, respectively, YTY driven by expense reductions in the ISS segment due to the Company’s 2012 restructuring actions and solid overall expense management, partially offset by increased investment in Perceptive Software.

Selling, general and administrative (“SG&A”) expenses for the three and nine months ended September 30, 2013 increased YTY driven by investments in the Perceptive Software segment.  The increase in Perceptive Software segment SG&A was partially offset by lower SG&A spending in the ISS segment, principally due to the Company’s 2012 restructuring actions.

See discussion below of restructuring and related charges and project costs and acquisition and divestiture-related adjustments included in the Company’s operating expenses for the periods presented in the table above.

For the three and nine months ended September 30, 2013, the Company incurred $12.6 million and $21.7 million, respectively, of pre-tax restructuring and related charges and project costs in operating expenses due to the Company’s restructuring plans. Of the $12.6 million of pre-tax restructuring and related charges and project costs incurred for the three months ended September 30, 2013, $5.0 million is included in Selling, general and administrative while $7.6 million is included in Restructuring and related charges on the Company’s Consolidated Condensed Statements of Earnings. Of the $21.7 million of pre-tax restructuring and related charges and project costs incurred for the nine months ended September 30, 2013, $16.9 million is included in Selling, general and administrative while $4.8 million is included in Restructuring and related charges on the Company’s Consolidated Condensed Statements of Earnings. Additionally, for the three and nine months ended September 30, 2013, the Company incurred $11.2 million and $28.5 million, respectively, of pre-tax costs associated with acquisition and divestiture-related adjustments. Of the $11.2 million of pre-tax costs associated with acquisition and divestiture-related adjustments incurred for the three months ended September 30, 2013, $0.2 million is included in Research and development, and $11.0 million is included in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings. The $11.0 million in Selling, general and administrative includes $9.9 million of acquisition-related adjustments and $1.1 million of divestiture-related adjustments.  Of the $28.5 million of pre-tax costs associated with acquisition and divestiture-related adjustments incurred for the nine months ended September 30, 2013, $0.5 million is included in Research and development, and $28.0 million is included in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings. The $28.0 million in Selling, general and administrative includes $24.2 million of acquisition-related adjustments and $3.8 million of divestiture-related adjustments.

For the three and nine months ended September 30, 2012, the Company incurred $40.3 and $52.2 million, respectively, of pre-tax restructuring and related charges and project costs in operating expenses due to the Company’s restructuring plans. Of the $40.3 million of pre-tax restructuring and related charges and project costs incurred for the three months ended September 30, 2012, $17.6 million is included in Selling, general and administrative while $22.7 million is included in Restructuring and related charges on the Company’s Consolidated Condensed Statements of Earnings. Of the $52.2 million of pre-tax restructuring and related charges and project costs incurred for the nine months ended September 30, 2012, $24.0 million is included in Selling, general and administrative while $28.2 million is included in Restructuring and related charges on the Company’s Consolidated Condensed Statements of Earnings. Additionally, for the three and nine months ended September 30, 2012, the Company incurred $6.8 million and $25.3 million, respectively, of pre-tax costs associated with acquisition-related adjustments. Of the $6.8 million of pre-tax costs associated with acquisition-related adjustments incurred for the three months ended September 30, 2012, $0.4 million is included in Research and development, and $6.4 million is included in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings. Of the $25.3 million of pre-tax costs associated with acquisition-related adjustments incurred for the nine months ended September 30, 2012, $0.7 million is included in Research and development, and $24.6 million is included in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings.

See “Restructuring and Related Charges and Project Costs” and “Acquisition and Divestiture-related Adjustments” sections that follow for further discussion.

Operating Income (Loss)

The following table provides operating income by segment:

	Three Months Ended September 30				Nine Months Ended September 30
(Dollars in millions)	2013	2012	Change		2013	2012	Change
ISS	$151.8	$115.6	31%		$565.2	$453.6	25%
% of segment revenue	18%	13%	5	pt	23%	17%	6	pt

Perceptive Software	(18.4)	(21.5)	14%		(58.9)	(52.6)	(12)%
% of segment revenue	(34)%	(53)%	19	pt	(38)%	(46)%	8	pt

All other	(81.1)	(81.8)	1%		(272.7)	(239.1)	(14)%
Total operating income (loss)	$52.3	$12.3	325%		$233.6	$161.9	44%
% of total revenue	6%	1%	5	pt	9%	6%	3	pt

For the three and nine months ended September 30, 2013, the increase in consolidated operating income from the same period in 2012 reflected higher operating income in the ISS segment.  The higher ISS operating income for the three months ended September 30, 2013 is driven by a reduction in operating expenses due to lower restructuring costs. The increase in ISS operating income for the nine months ended September 30, 2013 is primarily driven by the $69.7 million net benefit from the gain on sale of inkjet-related technology and assets and other divestiture costs, coupled with a reduction in operating expenses due to lower restructuring costs. This favorable ISS operating income impact is partially offset by the decline in inkjet supplies as the Company exits the inkjet technology.

For the three months ended September 30, 2013, the Company incurred total pre-tax restructuring-related charges and project costs related to the Company’s restructuring plans of $12.1 million in ISS and $5.6 million in All other, as well as pre-tax acquisition-related items of $18.9 million primarily in Perceptive Software and $5.2 million primarily in All other. For the three months ended September 30, 2013, the $1.1 million of divestiture-related adjustments is primarily recognized in the ISS segment.  For the nine months ended September 30, 2013, the Company incurred total pre-tax restructuring-related charges and project costs related to the Company’s restructuring plans of $22.8 million in ISS, $13.2 million in All other and $4.1 million in Perceptive Software as well as pre-tax acquisition-related items of $50.9 million primarily in Perceptive Software and $10.7 million primarily in All other. For the nine months ended September 30, 2013, the $69.7 million net benefit from the gain on sale of inkjet-related technology and assets and other divestiture costs is primarily recognized in the ISS segment.

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

Interest and Other

The following table provides interest and other information:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2013	2012	2013	2012
Interest (income) expense, net	$8.1	$7.7	$25.4	$22.1
Other expense (income), net	0.7	(0.2)	3.2	0.5
Loss on extinguishment of debt	–	–	3.3	–
Total interest and other expense (income), net	$8.8	$7.5	$31.9	$22.6

During the three and nine months ending September 30, 2013, total interest and other expense (income) increased compared to the same periods in 2012. For the nine months ending September 30, 2013, the loss of $3.3 million on extinguishment of debt is comprised of $3.2 million of premium paid upon repayment of the Company’s 2013 senior notes and $0.1 million related to the write-off of related debt issuance costs.

Provision for Income Taxes and Related Matters

The Provision for income taxes for the three months ended September 30, 2013, was an expense of $15.0 million or an effective tax rate of 34.5%, compared to an expense of $4.8 million or an effective tax rate of 100.0% for the three months ended September 30, 2012. The difference in these rates (excluding discrete items) is primarily due to a shift in the expected geographic distribution of earnings for 2013. For the three months ended September 30, 2013, the Company decreased income tax expense by $0.5 million in recognition of several discrete items. This amount is primarily related to the Company’s reversal of previously accrued income tax.

The Provision for income taxes for the nine months ended September 30, 2013 was an expense of $49.5 million or an effective tax rate of 24.5%, compared to an expense of $39.3 million or an effective tax rate of 28.2% for the nine months ended September 30, 2012. The difference in these rates (excluding discrete items) is primarily due to the U.S. research and experimentation tax credit not in effect as of September 30, 2012, but was in effect as of September 30, 2013, a shift in the expected geographic distribution of earnings for 2013 and to the fact that the effective rate on the Company’s divestiture of certain inkjet-related technology and assets was lower than the overall stated rate. For the nine months ended September 30, 2013, the Company increased income tax expense by $4.8 million for adjustments to amounts accrued for tax years prior to 2013, decreased income tax expense by $6.0 million related to the reenactment in 2013 of the research and experimentation credit for the year 2012, and increased tax expense by $12.1 million related to the Company’s divestiture of certain inkjet-related technology and assets.

Net Earnings and Earnings per Share

The following table summarizes net earnings and basic and diluted net earnings per share:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share amounts)	2013	2012	2013	2012
Net earnings	$28.5	$0.0	$152.2	$100.0

Basic earnings per share	$0.45	$0.00	$2.41	$1.43
Diluted earnings per share	$0.45	$0.00	$2.37	$1.41

The increase in Net earnings from the prior year for the three and nine months ended September 30, 2013 is primarily due to increased operating income combined with a lower effective tax rate. The increase in operating income for the three months ended September 30, 2013 is due to a reduction in operating expenses driven by lower restructuring costs. The increase in operating income for the nine months ended September 30, 2013 is primarily driven by the $69.7 million net benefit from the gain on sale of inkjet-related technology and assets and other divestiture costs, helped by a reduction in restructuring costs compared to the same period last year. For the three and nine months ended September 30, 2013, the YTY increase in basic and diluted earnings per share was primarily due to increased earnings and a reduction in shares outstanding.

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

The 2012 Restructuring Actions are expected to impact about 1,729 positions worldwide, including 300 manufacturing positions. The 2012 Restructuring Actions will result in total pre-tax charges, including project costs, of approximately $202 million with $166.8 million incurred to date, approximately $17.1 million still to be incurred in 2013 and the remaining $18.1 million to be incurred in 2014 and 2015. The Company expects the total cash costs of the 2012 Restructuring Actions to be approximately $128 million with $90.6 million incurred to date, $15.4 million impacting the remainder of 2013, and the remaining $22 million impacting 2014 and 2015.  The anticipated timing of cash outlays for the 2012 Restructuring Actions is $37.8 million through the third quarter of 2013,  $18.2 million for the remainder of 2013 and $34 million in 2014 and 2015, with cash outlays of approximately $38 million in 2012.

Lexmark expects the 2012 Restructuring Actions to generate savings of approximately $113 million in 2013 and $123 million in 2014, with ongoing annual savings beginning in 2015 of approximately $133 million, of which approximately $95 million will be cash savings. These ongoing savings should be split approximately 65% to Operating expense and 35% to Cost of revenue. The Company expects these actions to be complete by the end of 2015.

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

Impact to 2013 Financial Results

For the three months ended September 30, 2013, the Company incurred charges, including project costs, of $17.7 million for its restructuring plans as follows:

	2012 Actions			Other Actions
	Restructuring-	2012 Actions		Restructuring--
	related	Restructuring-		related
	Charges	related	2012 Actions	Charges
(Dollars in millions)	(Note 5)	Project Costs	Total	(Note 5)	Total
Accelerated depreciation charges	$2.0	$–	$2.0	$–	$2.0
Excess components and other inventory-related charges	3.7	–	3.7	–	3.7
Employee termination benefit charges	7.4	–	7.4	0.2	7.6
Project costs	–	4.4	4.4	–	4.4
Total restructuring-related charges/project costs	$13.1	$4.4	$17.5	$0.2	$17.7

The Company incurred accelerated depreciation charges of $1.4 million and $0.6 million, respectively, in Restructuring-related costs and Selling, general and administrative on the Consolidated Condensed Statements of Earnings. Excess components and other inventory-related charges of $3.7 million were incurred in Restructuring-related costs on the Consolidated Condensed Statements of Earnings. Total employee termination benefits of $7.6 million are included in Restructuring and related charges, and restructuring-related project costs of $4.4 million are included in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings.

For the three months ended September 30, 2013, the Company incurred restructuring and related charges and project costs related to the 2012 Restructuring Actions of $11.9 million in ISS and $5.6 million in All other.  The Company incurred restructuring or related charges related to the Other Restructuring Actions of $0.2 million in ISS.

For the nine months ended September 30, 2013, the Company incurred charges (reversals), including project costs, of $40.1 million for its restructuring plans as follows:

	2012 Actions			Other Actions
	Restructuring-	2012 Actions		Restructuring-
	related	Restructuring-		related
	Charges	related	2012 Actions	Charges
(Dollars in millions)	(Note 5)	Project Costs	Total	(Note 5)	Total
Accelerated depreciation charges	$8.5	$–	$8.5	$–	$8.5
Excess components and other inventory-related charges	13.9	–	13.9	–	13.9
Employee termination benefit charges	4.9	–	4.9	–	4.9
Contract termination and lease charges (reversals)	(0.1)	–	(0.1)	–	(0.1)
Project costs	–	12.9	12.9	–	12.9
Total restructuring-related charges/project costs	$27.2	$12.9	$40.1	$–	$40.1

The Company incurred accelerated depreciation charges of $4.3 million and $4.2 million, respectively, in Restructuring-related costs and Selling, general and administrative on the Consolidated Condensed Statements of Earnings. Excess components and other inventory-related charges of $13.9 million were incurred in Restructuring-related costs on the Consolidated Condensed Statements of Earnings. Total employee termination benefits and contract termination and lease charges (reversals) of $4.8 million are included in Restructuring and related charges, and restructuring-related project costs of $0.2 million and $12.7 million, respectively, are included in Restructuring-related costs and Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings.

For the nine months ended September 30, 2013, the Company incurred restructuring and related charges and project costs related to the 2012 Restructuring Actions of $22.9 million in ISS, $13.1 million in All other and $4.1 million in Perceptive Software. The Company incurred restructuring or related charges (reversals) related to the Other Restructuring Actions of $(0.1) million in ISS and $0.1 million in All other.

Impact to 2012 Financial Results

For the three months ended September 30, 2012, the Company incurred charges, including project costs, of $69.1 million for its restructuring plans as follows:

	2012 Actions	2012 Actions			Other Actions
	Restructuring-	Restructuring-	2012 Actions		Restructuring-	Other Actions
	related	related	Restructuring-		related	Restructuring-	Other
	Charges	Charges	related	2012 Actions	Charges	related	Actions
(Dollars in millions)	(Note 5)	(Note 13)	Project Costs	Total	(Note 5)	Project Costs	Total	Total
Accelerated depreciation charges	$22.4	$–	$–	$22.4	$0.1	$–	$0.1	$22.5
Excess components and other
inventory-related charges	13.9	–	–	13.9	–	–	–	13.9
Impairment on long-lived assets
held for sale	0.6	–	–	0.6	1.5	–	1.5	2.1
Employee termination benefit charges	17.1	–	–	17.1	–	–	–	17.1
Contract termination and lease charges	4.7	–	–	4.7	0.9	–	0.9	5.6
Pension and post-retirement curtailment
loss and termination benefits	–	7.2	–	7.2	–	–	–	7.2
Project costs	–	–	0.7	0.7	–	–	–	0.7
Total restructuring-related charges/project costs	$58.7	$7.2	$0.7	$66.6	$2.5	$–	$2.5	$69.1

The Company incurred accelerated depreciation charges of $14.3 million and $8.2 million, respectively, in Restructuring-related costs and Selling, general and administrative on the Consolidated Condensed Statements of Earnings. Excess components and other inventory-related charges of $13.9 million were incurred in Restructuring-related costs, and $0.6 million and $1.5 million, respectively, of impairment charges related to long-lived assets held for sale were incurred in Restructuring-related costs and Selling, general and administrative on the Consolidated Condensed Statements of Earnings. Total employee termination benefit and contract termination benefit charges of $17.1 million and $5.6 million, respectively, are included in Restructuring and related charges, and restructuring-related project costs and pension curtailment expenses of $0.7 million and $7.2 million, respectively, are included in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings.

For the three months ended September 30, 2012, the Company incurred restructuring and related charges and project costs related to the 2012 Restructuring Actions of $56.3 million in ISS and $10.3 million in All other. The Company incurred restructuring and related charges and project costs related to the Other Restructuring Actions of $0.9 million in ISS and $1.6 million in All other.

For the nine months ended September 30, 2012, the Company incurred charges, including project costs, of $88.7 million for its restructuring plans as follows:

	2012 Actions	2012 Actions			Other Actions
	Restructuring-	Restructuring-	2012 Actions		Restructuring-	Other Actions
	related	related	Restructuring-		related	Restructuring-	Other
	Charges	Charges	related	2012 Actions	Charges	related	Actions
(Dollars in millions)	(Note 5)	(Note 13)	Project Costs	Total	(Note 5)	Project Costs	Total	Total
Accelerated depreciation charges	$32.4	$–	$–	$32.4	$0.1	$–	$0.1	$32.5
Excess components and other
inventory-related charges	13.9	–	–	13.9	–	–	–	13.9
Impairment on long-lived assets
held for sale	0.6	–	–	0.6	1.5	–	1.5	2.1
Employee termination benefit charges	22.0	–	–	22.0	0.6	–	0.6	22.6
Contract termination and lease charges	4.7	–	–	4.7	0.9	–	0.9	5.6
Pension and post retirement curtailment
loss and termination benefits	–	7.2	–	7.2	–	–	–	7.2
Project costs	–	–	4.5	4.5	–	0.3	0.3	4.8
Total restructuring-related charges/project costs	$73.6	$7.2	$4.5	$85.3	$3.1	$0.3	$3.4	$88.7

The Company incurred accelerated depreciation charges of $22.0 million in Restructuring-related costs and $10.5 million in Selling, general and administrative on the Consolidated Condensed Statements of Earnings. Excess components and other inventory-related charges of $13.9 million were incurred in Restructuring-related costs and $0.6 million and $1.5 million, respectively, of impairment charges related to long-lived assets held for sale were incurred in Restructuring-related costs and Selling, general and administrative on the Consolidated Condensed Statements of Earnings. Total employee termination benefit and contract termination and lease charges of $22.6 million and $5.6 million, respectively, are included in Restructuring and related charges, and restructuring-related project costs and pension curtailment expenses of $4.8 million and $7.2 million, respectively, are included in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings.

For the nine months ended September 30, 2012, the Company incurred restructuring and related charges and project costs related to the 2012 Restructuring Actions of $69.8 million in ISS and $15.5 million in All other. The Company incurred restructuring and related charges and project costs related to the Other Restructuring Actions of $1.5 million in ISS and $1.9 million in All other.

ACQUISITION AND DIVESTITURE-RELATED ADJUSTMENTS

Pre-tax acquisition and divestiture-related adjustments affected the Company’s financial results as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in millions)	2013	2012	2013	2012
Reduction in revenue	$5.0	$2.0	$10.6	$4.8
Amortization of intangible assets	13.9	11.3	40.3	30.1
Acquisition and integration costs	5.2	4.0	10.7	15.1
Total acquisition-related adjustments	24.1	17.3	61.6	50.0
Gain on sale of inkjet-related technology and assets	–	–	(73.5)	–
Divestiture costs	1.1	–	3.8	–
Total divestiture-related adjustments	1.1	–	(69.7)	–
Total acquisition and divestiture-related adjustments	$25.2	$17.3	$(8.1)	$50.0

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

Reductions in revenue result from business combination accounting rules when deferred revenue balances for service contracts assumed as part of acquisitions are adjusted down to fair value. Fair value approximates the cost of fulfilling the service obligation, plus a reasonable profit margin. Subsequent to acquisitions, the Company analyzes the amount of amortized revenue that would have been recognized had the acquired company remained independent and had the deferred revenue balances not been adjusted to fair value. The $5.0 million and $10.6 million downward adjustments to revenue for the three and nine months ended September 30, 2013, respectively, as well as the $2.0 million and $4.8 million downward adjustments to revenue for the three and nine months ended September 30, 2012, respectively, are reflected in revenue presented on the Company’s Consolidated Condensed Statements of Earnings. The Company expects pre-tax reductions in revenue of approximately $5 million for the remainder of 2013. For full year 2014, the Company expects pre-tax reductions in revenue of approximately $7 million.

Due to business combination accounting rules, intangible assets are recognized as a result of acquisitions which were not previously presented on the balance sheet of the acquired company. These intangible assets consist primarily of purchased technology, customer relationships, trade names, in-process technology and non-compete agreements. Subsequent to the acquisition date, some of these intangible assets begin amortizing and represent an expense that would not have been recorded had the acquired company remained independent. The Company incurred the following on the Consolidated Condensed Statements of Earnings for the amortization of intangible assets.

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in millions)	2013	2012	2013	2012
Recorded in cost of product revenue	$9.0	$8.5	$26.3	$19.9
Recorded in Research and development	0.2	0.4	0.5	0.7
Recorded in Selling, general and administrative	4.7	2.4	13.5	9.5
Total amortization of intangible assets	$13.9	$11.3	$40.3	$30.1

The Company expects pre-tax charges for the amortization of intangible assets of approximately $16 million for the remainder of 2013. For full year 2014, the Company expects charges for the amortization of intangible assets of approximately $57 million.

In connection with its acquisitions, the Company incurs acquisition and integration expenses that would not have been incurred otherwise. The acquisition costs include items such as investment banking fees, legal and accounting fees, and costs of retention bonus programs for the senior management of the acquired company. Integration costs may consist of information technology expenses including certain costs for software and systems to be implemented in acquired companies, consulting costs and travel expenses. Integration costs may also include non-cash charges related to the abandonment of assets under construction by the Company that are determined to be duplicative of assets of the acquired company and non-cash charges related to certain assets which are abandoned as systems are integrated across the combined entity. The costs are expensed as incurred, and can vary substantially in size from one period to the next.

The Company incurred $5.2 million and $10.7 million for the three and nine months ended September 30, 2013, respectively, and $4.0 million and $15.1 million for the three and nine months ended September 30, 2012, respectively, in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings for acquisition and integration costs. The Company expects pre-tax adjustments for acquisition and integration expenses of approximately $6 million for the remainder of 2013 and approximately $15 million for 2014.

Divestiture

Refer to Note 3 of the Notes to Consolidated Condensed Financial Statements for information regarding the gain recognized upon sale of inkjet-related technology and assets.

In connection with the sale of the Company’s inkjet-related technology and assets, the Company incurred expenses that would not have been incurred otherwise. Divestiture-related costs may consist of employee travel expenses and compensation, consulting costs, training costs and transition services including non-cash charges related to assets used in providing the transition services. These costs are incremental to normal operating charges and are expensed as incurred. The Company incurred $1.1 million and $3.8 million for the three and nine months ended September 30, 2013, respectively, in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings for divestiture-related costs. The Company expects pre-tax adjustments for divestiture-related expenses of approximately $1 million for the remainder of 2013 and approximately $3 million for 2014.

FINANCIAL CONDITION

Lexmark’s financial position remains strong at September 30, 2013, with working capital of $903.1 million compared to $476.6 million at December 31, 2012. The $426.5 million increase in working capital accounts was driven by the issuance of $400 million of long-term debt and subsequent repayment of the 2013 senior notes in March 2013.  Additionally, the Company received $95.9 million related to the sale of inkjet-related technology and assets during the second quarter of 2013, or $93.6 million net of the cash balance held by the Company’s subsidiary that was included in the sale.  During the third quarter of 2013, the Company used some of these proceeds in the purchase of Saperion for a cash outlay of $65.7 million, net of cash received.

At September 30, 2013 and December 31, 2012, the Company had senior note debt of $699.6 million and $649.6 million, respectively. The Company had no amounts outstanding under its U.S. trade receivables facility or its revolving credit facility at September 30, 2013 or December 31, 2012.

The debt to total capital ratio was stable at 35% at September 30, 2013 and 34% at December 31, 2012. The debt to total capital ratio is calculated by dividing the Company’s outstanding debt by the sum of its outstanding debt and total stockholders’ equity.

The following table summarizes the results of the Company’s Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended
	September 30
(Dollars in millions)	2013	2012
Net cash flow provided by (used for):
Operating activities	$269.6	$274.7
Investing activities	(179.1)	(205.1)
Financing activities	(69.9)	(246.0)
Effect of exchange rate changes on cash	(3.3)	–
Net change in cash and cash equivalents	$17.3	$(176.4)

The Company’s primary source of liquidity has been cash generated by operations, which generally has been sufficient to allow the Company to fund its working capital needs and finance its capital expenditures and acquisitions. Refer to the Financing activities section which follows for information regarding the Company’s debt activity during the nine months ended September 30, 2013.  Management believes that cash provided by operations will be sufficient on a worldwide basis to meet operating and capital needs as well as the funding of expected dividends and share repurchases for the next twelve months. However, in the event that cash from operations is not sufficient, the Company has substantial cash and cash equivalents and current marketable securities balances and other potential sources of liquidity through utilization of its trade receivables facility and revolving credit facility or access to the private and public debt markets. The Company may choose to use these sources of liquidity from time to time, including during 2013, to fund strategic acquisitions, dividends, and/or share repurchases.

As of September 30, 2013, the Company held $973.6 million in Cash and cash equivalents and current Marketable securities. The Company’s ability to fund operations from these balances could be limited by the liquidity in the market as well as possible tax implications of moving proceeds across jurisdictions. Of this amount, approximately $885.3 million of Cash and cash equivalents and current Marketable securities were held by foreign subsidiaries. The Company utilizes a variety of financing strategies with the objective of having its worldwide cash available in the locations where it is needed. However, if amounts held by foreign subsidiaries were needed to fund operations in the U.S., the Company could be required to accrue and pay taxes to repatriate a large portion of these funds. The Company’s intent is to permanently reinvest undistributed earnings of low tax rate foreign subsidiaries and current plans do not demonstrate a need to repatriate earnings to fund operations in the U.S.

As of December 31, 2012, the Company held $905.8 million in Cash and cash equivalents and current Marketable securities. Of this amount, approximately $869.8 million of Cash and cash equivalents and current Marketable securities were held by foreign subsidiaries.

A discussion of the Company’s additional sources of liquidity is included in the Financing activities section to follow.

Operating activities

The $5.1 million decrease in cash flows from operating activities for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 was driven by the following factors.

Although Net earnings increased $52.2 million YTY, this was reduced by the $75.3 million adjustment related to the Gain on sale of inkjet-related technology and assets.

The Inventories balances increased during the nine months ended September 30, 2013, resulting in an unfavorable YTY cash impact of $67.5 million compared to that of 2012. Inventories increased $20.5 million during the first nine months of 2013, excluding that which was divested, and decreased $47.0 million during the first nine months of 2012.

Changes in Accounts payable balances for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 resulted in an unfavorable YTY impact of $20.4 million, excluding payables recognized from business combinations and those divested. Accounts payable decreased $28.8 million during the first nine months of 2013 and decreased $8.4 million during the first nine months of 2012. The decrease in the first nine months of 2013 was driven by decreased spending, partly related to the inkjet business exit. The decrease in the first nine months of 2012 was driven by a decline in inventory and production levels reflecting lower unit shipments offset to some extent by timing of payment cycles.

The activities above were partially offset by the following factors.

The decrease in Trade receivables balances during the nine months ended September 30, 2013, resulted in a favorable YTY cash impact of $99.1 million.  Trade receivables decreased $39.9 million during the first nine months of 2013 and increased $59.2 million during the first nine months of 2012. The decrease in the first nine months of 2013 was driven by decreased revenue and increased collection efforts, primarily in EMEA.  Trade receivables increased in 2012 despite the decline in YTD revenue, due to the change in the timing and mix of revenue.

The changes in Accrued liabilities and Other assets and liabilities, collectively, for the nine months ended September 30, 2013 compared to 2012, resulted in a favorable YTY impact of $23.0 million. The single largest favorable impact was due to cash paid for pension and other postretirement funding.  Cash paid for pension and other postretirement funding in the first nine months of 2013 was approximately $19.0 million lower than the first nine months of 2012.

Cash conversion days

	2013 SEP	2012 DEC	2012 SEP	2011 DEC
Days of sales outstanding	49	49	51	39
Days of inventory	49	39	44	45
Days of payables	80	72	73	66
Cash conversion days	18	16	22	18

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

     Other Notable Operating Activities

As of September 30, 2013 and December 31, 2012, the Company had accrued approximately $63.0 million and $64.4 million, respectively, for pending copyright fee issues, including litigation proceedings, local legislative initiatives and/or negotiations with the parties involved. These accruals are included in Accrued liabilities on the Consolidated Condensed Statements of Financial Position. Refer to Note 16 of the Notes to Consolidated Condensed Financial Statements for additional information. The payment(s) of these fees could have a material impact on the Company’s future operating cash flows.

Investing activities

The $26.0 million decrease in net cash flows used for investing activities for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was driven by the $111.1 million YTY net decrease in cash flows used for business acquisitions, and the $92.6 million net proceeds from the sale of the Company’s inkjet-related technology and assets, offset partially by the YTY net increase of $175.7 million in marketable securities investment activities.

The Company’s business acquisitions and divestitures, marketable securities and capital expenditures are discussed below.

     Business acquisitions and divestitures

During the nine months ending September 30, 2013, cash flow used to acquire AccessVia, Twistage and Saperion of $93.8 million was less than the first nine months of 2012 acquisitions of $204.9 million for Brainware, ISYS and Nolij. AccessVia is an industry-leading paper and digital signage solution for the retail marketplace, that when combined with Lexmark’s MPS and expertise in delivering print and document process solutions to the retail market, will enable customers to quickly design and produce in-store signage for better and more timely merchandising in a highly distributed store environment.  Twistage is an industry-leading pure cloud platform for managing video, audio, and image content, that when combined with Lexmark, will enable customers to capture, manage, and access all of their content, including rich media content assets, within the context of their business processes and enterprise applications. Saperion is a European-based leader in ECM solutions, focused on providing document archive and workflow solutions. The acquisition expands Perceptive Software’s European-based footprint in the ECM market, and will further strengthen the Company’s strategy of providing the platform, products and solutions that help companies manage their unstructured information challenges.

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

     Marketable securities

The Company increased its marketable securities investments by $51.6 million during the nine months ended September 30, 2013 compared to a decrease of $124.1 million during the nine months ended September 30, 2012. The Company was able to invest more in marketable securities in 2013 due to the lower amount of cash paid for businesses acquired, and the proceeds from the divestiture discussed above, as well as debt activities discussed in financing activities to follow.

The Company’s investments in marketable securities are classified and accounted for as available-for-sale and reported at fair value. At September 30, 2013 and December 31, 2012, the Company’s marketable securities portfolio consisted of asset-backed and mortgage-backed securities, corporate debt securities, preferred and municipal debt securities, U.S. government and agency debt securities, international government securities, commercial paper and certificates of deposit. The Company’s auction rate securities, valued at $6.8 million and $6.3 million at September 30, 2013 and December 31, 2012, respectively, are reported in the noncurrent assets section of the Company’s Consolidated Condensed Statements of Financial Position.

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

The Company assesses its marketable securities for other-than-temporary declines in value in accordance with the model provided under the FASB’s guidance. There were no major developments during the nine months ended September 30, 2013 and 2012 with respect to OTTI of the Company’s marketable securities. Because of the Company’s liquidity position, it is not more likely than not that the Company will be required to sell the auction rate securities until liquidity in the market or optional issuer redemption occurs. The Company could also hold the securities to maturity if it chooses. Additionally, if Lexmark required capital, the Company has available liquidity through its trade receivables facility and revolving credit facility. Given these circumstances, the Company would only have to recognize OTTI on its auction rate securities if the present value of the expected cash flows is less than the amortized cost of the individual security.

Level 3 fair value measurements are based on inputs that are unobservable and significant to the overall valuation. Level 3 measurements were 1.2% of the Company’s total available-for-sale marketable securities portfolio at September 30, 2013 compared to 2.1% at December 31, 2012.

Refer to Note 2 of the Notes to Consolidated Condensed Financial Statements for additional information regarding fair value measurements and Level 3 activity. Refer to Note 7 of the Notes to Consolidated Condensed Financial Statements for additional information regarding marketable securities.

     Capital expenditures

For the nine months ended September 30, 2013 and 2012, the Company spent $126.8 million and $124.4 million, respectively, on capital expenditures. The capital expenditures for 2013 principally related to infrastructure support and new product development. The Company expects capital expenditures to be approximately $165.0 million for full year 2013, compared to full year 2012 capital expenditures of $162.2 million. Capital expenditures for 2013 will be attributable mostly to infrastructure support and new product development and are expected to be funded through cash from operations; however, if necessary, the Company may use existing cash and cash equivalents, proceeds from sales of marketable securities or additional sources of liquidity as discussed below.

Financing activities

Cash flows used for financing activities were $69.9 million for the first nine months of 2013 and $246.0 million for the first nine months of 2012. The YTY fluctuation of $176.1 million was primarily due to the $113.0 million decrease in share repurchases as well as the net source of funds of $51.6 million for the changes in the Company’s outstanding debt. Additional information regarding the Company’s senior note debt, intra-period financing activities and certain historical financing activities of the Company is included in the sections below.

     Senior note debt

In March 2013, the Company completed a public debt offering of $400.0 million aggregate principal amount of fixed rate senior unsecured notes. The notes with an aggregate principal amount of $400.0 million and 5.125% coupon were priced at 99.998% to have an effective yield to maturity of 5.125% and will mature March 15, 2020 (referred to as the “2020 senior notes”). The notes will rank equally with all existing and future senior unsecured indebtedness. The notes from the May 2008 public debt offering with an aggregate principal amount of $300.0 million and 6.65% coupon were priced at 99.73% to have an effective yield to maturity of 6.687% and will mature June 1, 2018 (referred to as the “2018 senior notes”). At September 30, 2013, the outstanding balance of long-term debt was $699.6 million (net of unamortized discount of $0.4 million).

The 2020 senior notes pay interest on March 15 and September 15 of each year, beginning September 15, 2013. The 2018 senior notes pay interest on June 1 and December 1 of each year. The interest rate payable on the notes of each series will be subject to adjustments from time to time if either Moody’s Investors Service, Inc. or Standard and Poor’s Ratings Services downgrades the debt rating assigned to the notes to a level below investment grade, or subsequently upgrades the ratings.

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

In March 2013, the Company repaid its $350.0 million principal amount of 5.90% senior notes that were due on June 1, 2013 (referred to as the “2013 senior notes”). For the nine months ended September 30, 2013, a loss of $3.3 million was recognized in the Consolidated Condensed Statements of Earnings, related to $3.2 million of premium paid upon repayment and $0.1 million related to the write-off of related debt issuance costs.

The Company used a portion of the net proceeds from the 2020 senior notes offering to extinguish the 2013 senior notes and intends to use the remaining net proceeds for general corporate purposes, including to fund share repurchases, fund dividends, finance acquisitions, finance capital expenditures and operating expenses and invest in any subsidiaries.

     Intra-period financing activities

The Company used its trade receivables facility, bank overdrafts and/or other financing sources to supplement daily cash needs of the Company and its subsidiaries in the first nine months of 2013 and 2012. Such borrowings were repaid in relatively short periods of time and were not material to the Company’s overall liquidity.

     Share repurchases and dividend payments

The Company’s capital allocation framework includes returning, on average, more than 50 percent of free cash flow to its shareholders through dividends and share repurchases.  For the nine months ended September 30, 2013, the Company repurchased approximately 2.1 million shares at a cost of approximately $62.0 million.  For the nine months ended September 30, 2012, the Company repurchased approximately 7.4 million shares at a cost of $175 million.  As of September 30, 2013, there was approximately $189 million of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors.

Refer to Note 11 of the Notes to Consolidated Condensed Financial Statements for a discussion of the accounting for the ASR Agreement the Company entered into with a financial institution counterparty during the third quarter of 2013.  Refer to Note 18 of the Notes to Consolidated Condensed Financial Statements for information regarding the ASR Agreement the Company entered into with a financial institution counterparty subsequent to the date of the financial statements.

For the nine months ended September 30, 2013, the Company paid a cash dividend of $0.90 per common share for $56.7 million. Refer to Note 11 of the Notes to Consolidated Condensed Financial Statements for information regarding dividend activity during the year. Future declarations of quarterly dividends are subject to approval by the Board of Directors and may be adjusted as business needs or market conditions change.  For the nine months ended September 30, 2012, the Company paid a cash dividend of $0.85 per common share for $59.4 million.

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

     Trade receivables facility

In the U.S., the Company and Perceptive Software transfer a majority of their receivables to the Company’s wholly-owned subsidiary, Lexmark Receivables Corporation (“LRC”), which then may transfer the receivables on a limited recourse basis to an unrelated third party. The financial results of LRC are included in the Company’s consolidated financial results since it is a wholly owned subsidiary. LRC is a separate legal entity with its own separate creditors who, in a liquidation of LRC, would be entitled to be satisfied out of LRC’s assets prior to any value in LRC becoming available for equity claims of the Company. The Company accounts for transfers of receivables from LRC to the unrelated third party as a secured borrowing with the pledge of its receivables as collateral since LRC has the ability to repurchase the receivables interests at a determinable price.

On October 10, 2013, the agreement was amended and restated by extending the term of the facility to October 9, 2014.  In addition, Perceptive Software became an originator under the facility, permitting advancements under the facility as receivables are originated by Perceptive Software and transferred to LRC. The maximum capital availability under the facility remains at $125 million under the amended agreement.  There were no secured borrowings outstanding under the trade receivables facility at September 30, 2013 or December 31, 2012.

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

As of December 31, 2012 and September 30, 2013, there were no amounts outstanding under the revolving credit facility.

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

The Company was in compliance with all covenants and other requirements set forth in its debt agreements at September 30, 2013. The Company believes that it is reasonably likely that it will continue to be in compliance with such covenants in the near future.

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

Interest Rates

At September 30, 2013, the fair value of the Company’s senior notes was estimated at $740.0 million based on the prices the bonds have recently traded in the market as well as the overall market conditions on the date of valuation, stated coupon rates, the number of coupon payments each year and the maturity dates. The fair value of the senior notes exceeded the carrying value as recorded in the Consolidated Condensed Statements of Financial Position at September 30, 2013 by approximately $40.4 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $15.9 million at September 30, 2013.

See Note 2 in Item 1 and the section titled “FINANCIAL CONDITION - Investing activities:” in Item 2 of this report for a discussion of the Company’s auction rate securities portfolio, both of which are incorporated herein by reference.

Foreign Currency Exchange Rates

Foreign currency exposures arise from transactions denominated in a currency other than the functional currency of the Company or the respective foreign currency of each of the Company’s subsidiaries. The primary currencies to which the Company was exposed on a transaction basis as of the end of the third quarter include the Euro, Mexican peso, Singapore dollar, British pound, Brazilian Real, Philippine peso, Argentine peso and Korean won. The Company primarily hedges most of its transaction foreign exchange exposures with foreign currency forward contracts with maturity dates of approximately three months or less. The potential gain in fair value at September 30, 2013 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates versus the U.S. dollar is approximately $3.0 million. This gain would be mitigated by corresponding losses on the underlying exposures.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the third quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Continued U.S. governmental budgetary constraints or shifts in government spending priorities could negatively impact the Company’s revenue, operating income and other financial results.

The Budget Control Act of 2011 imposed U.S. federal government spending cuts which took effect in March 2013. Since the sequestration became effective, the reduction in federal government spending has resulted in deferred purchases of our hardware products and services. Further federal budget cuts resulting from sequestration could significantly reduce demand for our hardware products and services, which could have a material adverse effect on our revenue, operating income and financial condition.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the repurchases of the Company’s Class A Common Stock in the quarter ended September 30, 2013:

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)(2)
July 1-31, 2013	486,509	$36.69	486,509	$192.0
August 1-31, 2013	54,943	57.33	54,943	188.9
September 1-30, 2013	–	–	–	188.9
Total	541,452	$38.78	541,452

(1)    Information regarding the Company’s share repurchases can be found in Note 11, Stockholders’ Equity, of the Notes to the Consolidated Condensed Financial Statements.

(2)    On July 26, 2013, the Company entered into an ASR Agreement with a financial institution counterparty. Under the terms of the ASR Agreement, the Company paid $21 million targeting approximately 0.6 million shares based on the closing price of the Company’s Class A Common Stock on July 26, 2013. On July 31, 2013, the Company took delivery of 85% of the shares, or approximately 0.5 million shares at a cost of $18 million. On August 26, 2013, the counterparty delivered approximately 0.1 million additional shares in final settlement of the ASR Agreement, bringing the total shares repurchased under the ASR Agreement to approximately 0.5 million shares at an average price per share of $38.78.

Item 6.  EXHIBITS

A list of exhibits is set forth in the Exhibit Index found on page 58 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, both on behalf of the registrant and in his capacity as principal accounting officer of the registrant.

Lexmark International, Inc.
(Registrant)

November 7, 2013

/s/ John W. Gamble, Jr.
John W. Gamble, Jr.
Executive V.P. and Chief Financial Officer

EXHIBIT INDEX

Exhibits:

10.1       Second Amended and Restated Receivables Purchase Agreement, dated as of October 10, 2013, by and among Lexmark Receivables Corporation, as Seller; Gotham Funding Corporation, as an Investor; Fifth Third Bank, as an Investor Agent and a Bank; The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Program Agent, an Investor Agent and a Bank; the Company, as Collection Agent and Originator; and Perceptive Software, LLC, as an Originator.

10.2       Amended and Restated Purchase and Contribution Agreement, dated as of October 10, 2013, by and between the Company and Perceptive Software, as Sellers; and Lexmark Receivables Corporation, as Purchaser.

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

101       Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Statements of Earnings for the three and nine months ended September 30, 2013 and 2012, (ii) the Consolidated Condensed Statements of Comprehensive Earnings for the three and nine months ended September 30, 2013 and 2012, (iii) the Consolidated Condensed Statements of Financial Position at September 30, 2013 and December 31, 2012, (iv) the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and (v) the Notes to Consolidated Condensed Financial Statements.