Form 10-K
period 2013-12-31
LEXMARK INTERNATIONAL INC /KY/
filed 2014-03-03
CIK 1001288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

OR

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______ to ______.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X]   No [   ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [   ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of February 14, 2014, there were outstanding 61,565,124 shares (excluding shares held in treasury) of the registrant’s Class A Common Stock, par value $0.01, which is the only class of voting common stock of the registrant, and there were no shares outstanding of the registrant’s Class B Common Stock, par value $0.01.

Documents Incorporated by Reference

Certain information in the Company’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, is incorporated by reference in Part III of this Form 10-K.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-K

For the Year Ended December 31, 2013

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

Part I

Item 1.          BUSINESS

General

Lexmark International, Inc. (“Lexmark” or the “Company”) is a Delaware corporation and the surviving company of a merger between itself and its former parent holding company, Lexmark International Group, Inc., (“Group”) consummated on July 1, 2000. Group was formed in July 1990 in connection with the acquisition of IBM Information Products Corporation from International Business Machines Corporation (“IBM”). The acquisition was completed in March 1991. On November 15, 1995, Group completed its initial public offering of Class A Common Stock and Lexmark now trades on the New York Stock Exchange under the symbol “LXK.”

Lexmark makes it easier for businesses of all sizes to improve their business processes by enabling them to capture, manage and access critical unstructured business information in the context of their business processes while speeding the movement and management of information between the paper and digital worlds. Since its inception in 1991, Lexmark has become a leading developer, manufacturer and supplier of printing, imaging, device management, managed print services (“MPS”), document workflow and, more recently, business process and content management solutions. The Company operates in the office printing and imaging, enterprise content management (“ECM”), business process management (“BPM”), document output management (“DOM”), intelligent data capture and search software markets. Lexmark’s products include laser printers and  multifunction devices, dot matrix printers and the associated supplies/solutions/services, as well as ECM, BPM, DOM, intelligent data capture, search and web-based document imaging and workflow software solutions and services.  Lexmark develops and owns most of the technology for its printing and imaging products and its software related to MPS and content and process management solutions.

The Company acquired Perceptive Software, Inc. (“Perceptive Software”), a leading provider of ECM software and document workflow solutions, in June of 2010 and acquired Pallas Athena, a leading provider of BPM, DOM and process mining and discovery software in October of 2011. The acquisitions build upon and strengthen Lexmark’s industry workflow solutions and MPS capabilities and allow the Company to compete in the faster growing content and process management software solutions markets. In keeping with this strategy and with the goal of becoming an end-to-end solutions provider, Lexmark acquired Brainware in February of 2012, and ISYS and Nolij in March of 2012. Brainware’s intelligent data capture platform extracts critical information from paper documents and electronic unstructured content enabling customers to more efficiently perform business processes. ISYS’s search solutions deliver powerful text mining and enterprise and federated search capabilities across a wide range of platforms enabling customers to facilitate rapid discovery of critical intelligence for more informed decision making. Nolij’s software is a fully web-based document imaging and workflow platform that includes innovative, native support for mobile devices and forms processing capabilities, focused on the education market. In December of 2012, Lexmark acquired Acuo Technologies, LLC (“Acuo”). Acuo is a leader in the vendor neutral archive (“VNA”) software segment that resides within the high growth enterprise clinical management and medical imaging software and services market.  Acuo, when combined with Lexmark’s Perceptive Software healthcare content and process management solutions, will enable customers to deploy a single, enterprise-wide access platform that connects unstructured clinical content and makes it easily accessible in context via a healthcare provider’s electronic medical record (“EMR”) system.

In March of 2013, the Company acquired AccessVia, Inc. (“AccessVia”) and Twistage, Inc. (“Twistage”). AccessVia provides industry-leading signage solutions to create and produce retail shelf-edge materials, all from a single platform, which can be directed to a variety of output devices and published to digital signs or electronic shelf tags. AccessVia, when combined with Lexmark’s MPS and expertise in delivering print and document process solutions to the retail market, will enable customers to quickly design and produce in-store signage for better and more timely merchandising in a highly distributed store environment. Twistage offers an industry-leading, cloud-enabled software platform for managing video, audio and image content. When combined with Lexmark, Twistage will enable customers to capture, manage and access all of their content, including rich media content assets, within the context of their business processes and enterprise applications.  In September of 2013, Lexmark acquired Saperion AG (“Saperion”). Saperion is a European-based leader in ECM solutions, focused on providing document archive and workflow solutions. The acquisition expands Perceptive Software’s European-based footprint in the ECM market, and will further strengthen the Company’s strategy of providing the platform, products and solutions that help companies manage their unstructured information challenges. In October of 2013, the Company acquired PACSGEAR, Inc. (“PACSGEAR”). PACSGEAR is a leading provider of connectivity solutions for healthcare providers to capture, manage and share medical images and related documents and integrate them with existing picture archiving and communication systems (“PACS”) and EMR systems. With this acquisition, Perceptive Software will be uniquely positioned to offer a vendor neutral, standards-based clinical content platform for capturing, managing, accessing and sharing patient medical imaging information and related documents within healthcare facilities through an EMR and between facilities via PACSGEAR technology.  The Company continues the transition to a solutions company as it shifts from a hardware-centric company to a solutions company providing end-to-end solutions that allow customers to bridge the paper and digital worlds and the unstructured and structured content/process worlds.

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

In August 2012, the Company announced it is exiting the development and manufacturing of inkjet technology. The Company will continue to provide service, support and aftermarket supplies for its inkjet installed base. In April of 2013, the Company and Funai Electric Co., Ltd. (“Funai”) entered into a Master Inkjet Sale Agreement of the Company’s inkjet-related technology and assets to Funai. Included in the sale were one of the Company’s subsidiaries, certain intellectual property and other assets of the Company. The Company will continue to sell supplies for its current inkjet installed base. The sale closed in the second quarter of 2013.

Revenue derived from international sales, including exports from the United States of America (“U.S.”), accounts for approximately 57% of the Company’s consolidated revenue, with Europe, Middle East and Africa (“EMEA”) accounting for 37% of worldwide sales. Lexmark’s products are sold in various countries in North and South America, Europe, the Middle East, Africa, Asia, the Pacific Rim and the Caribbean. This geographic diversity offers the Company opportunities to participate in emerging markets, provides diversification to its revenue stream and operations to help offset geographic economic trends, and utilizes the technical and business expertise of a worldwide workforce. Currency exchange rates had a negligible impact on 2013 revenue compared to 2012. Refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Effect of Currency Exchange Rates and Exchange Rate Risk Management for more information. A summary of the Company’s revenue and long-lived assets by geographic area is found in Part II, Item 8, Note 20 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Market Overview1

Lexmark serves both the distributed printing and imaging, and content and process management markets with a focus on business customers. Lexmark’s enterprise content and process management platform supports traditional business content as well as rich media and medical image content, and includes enterprise search, intelligent capture, DOM, and business process and case management. Lexmark’s healthcare offering includes an industry leading, standards based and highly secure, content repository and VNA that integrates all patient unstructured information across the enterprise to enable easy access through an EMR system along with workflow automation and information sharing within and between facilities.   Lexmark management believes the total relevant market opportunity of these markets combined in 2013 was approximately $80 billion. Lexmark management believes that the total relevant distributed laser printing and imaging market opportunity was approximately $70 billion in 2013, including printing hardware, supplies and related services. This opportunity includes printers and multifunction devices as well as a declining base of copiers and fax machines that are increasingly being integrated into multifunction devices. Based on industry information, Lexmark management believes that the overall distributed printing market declined slightly in 2013. The distributed printing industry is expected to experience flat to low single digit declining  revenue overall over the next few years but, continued growth is expected in MPS, multifunction products (“MFPs”), and color lasers which are all areas of focus for Lexmark. MPS and fleet solutions are expected to continue to experience double digit annual revenue growth rates over the next few years and the relevant content and process management software markets that Lexmark participates in, are projected to grow approximately 10% annually over the next few years, both based on industry analyst estimates. In 2013, the total relevant content and process management software market was approximately $10 billion, excluding related professional services. However, management believes the total addressable market is significantly larger due to relatively low penetration of content and process management software solutions worldwide.

In general, as the printing and imaging market matures and printer and copier-based product markets continue to converge, the Company’s management expects competitive pressures to continue. However, management believes that this convergence represents an opportunity for printer-based product and solution vendors like Lexmark to displace copier-based products in the marketplace. The Company’s management believes that the integration of print/copy/fax/scan capabilities enables Lexmark to leverage strengths in network printing and related document workflow solutions. Lexmark management also believes that it is well positioned to capture faster growing software and services opportunities that are associated with providing MPS and content and process management software and services that are focused on streamlining and automating document-intensive business processes, as well as reducing unnecessary print. Lexmark sees a significant opportunity to take a leadership role in providing innovative printing, imaging, content and process solutions and services to help customers improve their productivity and business performance.

The content and process management software and services markets serve business customers. These markets include solutions for capturing all types of unstructured information such as hardcopy, photographs, emails, images, video, audio and faxes as well as intelligent indexing, archiving and routing of this information to streamline and automate process workflows while managing changes to both content and processes and automating governance and compliance policies. These solutions help companies leverage the value of their unstructured content by connecting it with existing enterprise applications and making it available in context within processes so that businesses can make better and faster decisions to enhance growth, improve productivity, lower costs and improve customer satisfaction.

1 - Certain information contained in the “Market Overview” section has been obtained from industry sources, public information and other internal and external sources. Data available from industry analysts varies widely among sources. The Company bases its analysis of market trends on the data available from several different industry analysts.

These markets also include solutions that help businesses understand existing processes, design and manage new processes, and enable the assembly of content into meaningful communications internally and with their customers and partners.

The continued digitization of information as well as the electronic distribution of information, has led to the rapid growth of unstructured digital information. Unstructured digital information is represented by office documents, emails, photographs, audio and video files, high resolution medical images, document and image scans and other information that is not stored in a traditional structured database. Lexmark management believes that the deployment of content and process management systems and associated workflow solutions to effectively capture, manage and access this unstructured information is a significant long term opportunity. Lexmark management also believes the growth in unstructured digital information and the systems to manage it continues to positively impact the distributed printing and imaging market opportunity relative to centralized printing and imaging, as more of the information that is being printed and captured is on distributed devices and less on commercial and centralized devices. Lexmark’s customers are increasingly interested in streamlining and automating document workflows and business processes in order to reduce costs and/or improve customer service. Improving business processes includes reducing physical handling, movement and storage of hardcopy documents, as well as reducing unnecessary and wasteful printing. Lexmark sees the greatest waste in high volume centralized print which includes the need to physically transport printed materials to the point-of- need and has been traditionally associated with considerable amounts of unused and wasted printed material. Lexmark’s distributed print and enterprise content and BPM solutions and services are focused on reducing centralized print and reducing unnecessary distributed print as well.

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

Strategy

Lexmark’s strategy is based on a business model of investing in technology to develop and sell printing and imaging and content and process management solutions, including printers, multifunction devices and software solutions with the objective of growing its installed base of hardware devices and software installations, which drives recurring printing supplies sales and software subscription, maintenance and services revenue. Supplies have been the primary profit engine of the business model. Supplies profit helps fund new technology investments in products, solutions, services and software. As Lexmark continues to increase its mix of MPS and content and process management software solutions, management anticipates that the Company’s annuity mix will increasingly include software and services, in addition to printing supplies. The addition of Perceptive Software and its expansion through Pallas Athena, Brainware, Isys, Nolij, Acuo, AccessVia, Twistage, Saperion and PACSGEAR add to Lexmark’s traditional technology strength and provide content and process management solutions for specific industries and business processes. The Company’s management believes that Lexmark has the following strengths related to this business model:

•      First, Lexmark is highly focused on delivering printing, imaging, and content and process management software solutions and services for specific industries and business processes in distributed work environments. The Company’s management believes that this focus has enabled Lexmark to be responsive and flexible in meeting specific business customer needs.

•      Second, Lexmark internally develops both monochrome and color laser printing technology. The Company’s monochrome laser technology platform has historically allowed Lexmark to provide one of the best values in enterprise network printer-based products and also build unique capabilities into its products that enable it to offer customized printing and document workflow solutions. Lexmark also internally develops its print, content and process management software platforms and tools that enable it to provide leading edge MPS and content and process management solutions. Lexmark, through Perceptive Software, also internally develops content and process management software that includes DOM, intelligent capture, search, rich content management, and healthcare specific medical imaging and VNA software products as well as corresponding industry tailored solutions to help companies manage the lifecycle of their content and business processes all in the context of their existing enterprise applications. This combination of platform, product, and solutions integrates rapidly into a customer’s existing IT infrastructure and is easy to use, which drives user adoption and accelerates the customer’s process improvements.

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

Lexmark is focused on driving long-term performance by strategically investing in technology, hardware and software products and solutions to secure high value product installations and capture profitable supplies, software subscriptions, and maintenance and service annuities in content-intensive industries and business processes.

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

The acquisitions of Perceptive Software, Pallas Athena, Brainware, Isys, Nolij, Acuo, AccessVia, Twistage, Saperion and PACSGEAR enhance Lexmark’s capabilities as a content and process management solutions provider, expand the Company’s market opportunity, and provide a core strategic component for Lexmark’s future. Lexmark’s software strategy is to deliver affordable, industry and process specific workflow enhancing solutions through deep industry expertise and a broad content and process management  software platform, in a model that is easy to integrate, use, and support. Key software strategic initiatives include:

•      Advancing and growing the Company’s content and process management solutions business internationally;

•      Expanding and strengthening the Company’s content and process management software product line; and

•      Expanding the Company’s rate of participation in content and process management software solutions for specific industries and processes.

Segment Information — ISS

•             Products — ISS

ISS offers a broad portfolio of monochrome and color laser printers and laser MFPs, as well as supplies, software applications, software solutions and MPS to help businesses efficiently capture, manage and access information. ISS laser products are core building blocks for enabling information on demand. They are designed to enable intelligent document capture in addition to delivering high-quality printed output on a variety of media types and sizes. When combined with innovative document management and business process workflow software, primarily from Perceptive Software, these products accelerate productivity by connecting people with the information they need.

o                     Monochrome Laser

Within the single-function monochrome laser printer category, ISS continues to offer the Lexmark MS310, MS410, MS510, MS610, MS710 and MS810 Series printers, which are designed to meet the needs of small, midsize and large workgroups. These monochrome laser printers deliver print speeds ranging from 35 pages per minute (ppm) to 70 ppm. ISS also continues to offer the W850 Series for large or departmental workgroups that require A3 (11 inch x 17 inch) paper support, as well as a modular scanner option, the MX6500e, which transforms selected high-end Lexmark A4 printers into fully featured multifunction devices.

Within the monochrome multifunction laser printer category, ISS continues to offer the Lexmark MX310, MX410, MX510, MX610, MX710 and MX810 Series MFPs, which deliver fast scanning and print and copy speeds ranging from 35 ppm to 70 ppm. ISS also continues to offer the A3-capable X860 Series.

o                     Color Laser

Within the single-function color laser printer category, ISS continues to offer the Lexmark CS310, CS410, CS510 and C740 color laser printers, which are designed to meet the needs of small and midsize workgroups. For larger workgroups, ISS continues to offer the Lexmark C790 Series single-function printers, which offer 50 pages per minute output speed and paper handling and finishing options. For departmental workgroups that require A3 paper support, ISS continues to offer the C900 Series printers.

Within the color laser multifunction printer category, ISS continues to offer the CX310, CX410, CX510 and X740 color laser MFPs, which are designed to meet the needs of small and midsize workgroups. Models within these series offer performance and features typically present on larger devices, such as 4.3-inch touch screens and built-in productivity tools and apps. For larger workgroups, ISS continues to offer the Lexmark X790 Series MFPs, which offer 50 pages per minute output speed and paper handling and finishing options. For departmental workgroups that require A3 paper support, ISS continues to offer the X900 Series MFPs.

o                     Inkjet MFPs and AIOs

Lexmark has ceased development and manufacturing of inkjet technology.  Lexmark will continue to provide service, support, and aftermarket supplies for its inkjet installed base.

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

o                     MPS and Customer Support Services

ISS, both directly and through business partners, offers a wide range of services covering its line of printing products and technology solutions including maintenance, consulting, systems integration and MPS offerings to provide a comprehensive output solution. Lexmark Global Services provide customers with an assessment of their current environment and then a recommendation and implementation plan for the future state. Upon implementation, Lexmark provides management and optimization of their output environment and document related workflow/business processes. MPS allow organizations to outsource fleet management, technical support, supplies replenishment, maintenance activities and other services.

Through its MPS offerings, ISS gives customers greater visibility and control of their printing environment. These services include asset lifecycle management; implementation and decommissioning services; proactive consumables management; remote device monitoring and management; and business process optimization that include industry specific and back office solutions. These services are tailored to meet each customer’s unique needs to ensure their mission-critical business processes run smoothly.

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

Supplies for both laser and inkjet products are generally available at the customer’s preferred point-of-purchase through multiple channels of distribution. Although channel mix varies somewhat depending upon the geography, most of ISS’ laser supplies products sold commercially in 2013 were sold through the ISS network of Lexmark-authorized supplies distributors and resellers, who sell directly to end-users, or to independent office supply dealers. Inkjet supplies are primarily sold through large office superstores, discount store chains, distributors, online, wholesale clubs, and consumer electronics stores.

ISS also sells its products through numerous alliances and OEM arrangements. During 2013 and 2012, no one customer accounted for more than 10% of the Company’s total revenues.  In 2011, one customer, Dell, accounted for $415 million or approximately 10% of the Company’s total revenue.

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

The distributed printing market is extremely competitive. The market share leader in the distributed laser printing market is Hewlett-Packard (“HP”), which has a widely-recognized brand name and has been identified as the market leader as measured in annual units shipped. With the convergence of traditional printer and copier markets, major laser competitors now include traditional copier companies such as Canon, Ricoh and Xerox. Other laser competitors include Brother, Konica Minolta, Kyocera, Okidata and Samsung.

Refill, remanufactured, clones, counterfeits and other compatible alternatives for some of ISS’ toner and ink cartridges are available and compete with ISS’ supplies business. However, these alternatives may result in inconsistent quality and reliability. As the installed base of laser and inkjet products matures, the Company expects competitive supplies activity to increase.

•             Manufacturing and Materials — ISS

ISS operates manufacturing control centers in Lexington, Kentucky; Shenzhen, China; and Geneva, Switzerland; and has company-owned manufacturing sites in Boulder, Colorado and Juarez, Mexico. ISS also has customization centers in each of the major geographies it serves. ISS retains control over manufacturing processes that are technologically complex, proprietary in nature and central to ISS’ business model, such as the manufacture of toner and photoconductors. ISS shares some of its technical expertise with certain manufacturing partners, many of whom have facilities located in China, which collectively provide ISS with substantially all of its printer production capacity. ISS continually reviews its manufacturing strategies, capabilities, and cost structure and makes adjustments as necessary.

Manufacturing operations for laser printer supplies are located in Boulder, Colorado; Juarez, Mexico; Zary, Poland; and Shenzhen, China. Laser printer cartridges are assembled by a combination of in-house and third-party contract manufacturing. The manufacturing control center for laser printer supplies is located in Geneva, Switzerland.

Manufacturing operations for inkjet printer supplies are located in Lapu-Lapu City, Philippines and Juarez, Mexico. Inkjet printer supplies are assembled by a combination of in-house and third-party manufacturing. The manufacturing control center for inkjet printer supplies is located in Geneva, Switzerland.

ISS procures a wide variety of components used in the manufacturing process, including semiconductors, electro-mechanical components and assemblies, as well as raw materials, such as plastic resins. Although many of these components are standard off-the-shelf parts that are available from multiple sources, ISS often utilizes preferred supplier relationships, and in certain cases single sourced supplier relationships, to better ensure more consistent quality, cost and delivery. In addition, ISS sources some printer engines and finished products from OEMs. Typically, these preferred suppliers and OEMs maintain alternate processes and/or facilities to ensure continuity of supply. ISS occasionally faces capacity constraints when there has been more demand for its products than initially projected. From time to time, ISS may be required to use air shipment to expedite product flow, which can adversely impact ISS’ operating results. Conversely, in difficult economic times, ISS’ inventory can grow as market demand declines.

During 2013, ISS continued to execute supplier managed inventory (“SMI”) agreements with its primary suppliers to improve the efficiency of the supply chain. Lexmark’s management believes these SMI agreements improve ISS’ supply chain inventory pipeline and supply chain flexibility which enhances responsiveness to our customers. In addition, the Company’s management believes these agreements improve supplier visibility to product demand and therefore improve suppliers’ timeliness and management of their inventory pipelines. As of December 31, 2013, a significant majority of printers were purchased under SMI agreements. Any impact on future operations would depend upon factors such as ISS’ ability to negotiate new SMI agreements and future market pricing and product costs.

•             Backlog — ISS

Although ISS experiences availability constraints from time to time for certain products, ISS generally fills its orders within 30 days of receiving them. Therefore, ISS usually has a product backlog of less than 30 days at any one time, which the Company does not consider material to its business. Refer to Part II, Item 8, Note 12 of the Notes to Consolidated Financial Statements for information regarding deferred service revenue, which makes up most of the Company’s service backlog.

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

Segment Information — Perceptive Software

•             Products — Perceptive Software

Perceptive Software offers a complete suite of ECM, BPM, DOM, intelligent data capture, search software and medical imaging VNA software products and solutions.

o                     Software

Perceptive Software capture, content, search and BPM software products and solutions, enable users to capture, manage, and collaborate on important documents, information, and business processes, protect data integrity throughout its lifecycle and access precise content in the context of the users’ everyday business processes. These components are developed and maintained by Perceptive Software.

In 2013, Perceptive Software acquired four new software product companies to enhance the software portfolio. AccessVia is the leading U.S. provider of Software as a Service (“SaaS”) tools for printing retail signs, labels and tags and publishing electronic shelf tags and digital displays, adding to Perceptive Software’s domain expertise in retail and expanding its DOM capabilities. Twistage brings a cloud-based platform for managing video, audio and imaging content. With the addition of Twistage technology, Perceptive Software can easily capture any type of content—including rich media—from any source, store it on premise or in the cloud, and provide users immediate access via any form factor. Perceptive Software also acquired Saperion, a leading ECM provider in Europe and PACSGEAR, a leading provider of connectivity solutions for healthcare providers to capture, manage and share medical images and related documents and integrate them with existing PACS and EMR systems. Perceptive Software is uniquely positioned to offer a vendor-neutral, standards-based clinical content platform for capturing, managing, accessing and sharing patient imaging information and related documents within healthcare facilities through an EMR and between facilities using PACSGEAR technology.

Perceptive Software also continued to expand its content and process platform with the release of Perceptive Content 6.8. Perceptive Content 6.8 provides Unicode support and translations into Japanese, Chinese and Korean. Finally, Perceptive Software released mobile applications for Apple and Android devices. The mobile applications allow users to participate in workflow, view documents and edit custom forms.

Perceptive Search, Capture, VNA and BPM also had incremental product releases in 2013. Perceptive Core, an integrated platform, to provide capture, workflow and integration services to all of the products was released in 2013.

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

In 2013, a number of these solutions were enhanced with emphasis on the Healthcare clinical market segment specifically related to helping manage the EMR systems and the corresponding patient chart review processes. Integrations with leading EMR providers were also enhanced in 2013. In addition, with the acquisitions of Acuo in 2012 and PACSGEAR in 2013, Perceptive Software will also be able to immediately offer VNA and healthcare imaging solutions to healthcare customers. The merger of these technologies will also give customers a single, enterprise-wide access platform for clinical content via any EMR system.

Perceptive Software strengthened its leadership position in Higher Education with the release of Intelligent Capture for Transcripts. The integrated solution utilizes the intelligent data capture engine to capture student information and reduce the manual processing times of transcripts.

Perceptive Software released multiple new solutions for the Back Office. Supplier Management offers customers the ability to document, approve and control their existing and new supplier base. In addition, the General Ledger Journal Entry solution provides the ability to document, approve and control their manually created ledger journal transactions. Finally, the Onboarding solution enables new hires to electronically complete paperwork prior to their first day.

In addition, Perceptive Software launched integrated connectors to major ERP and CRM providers including Microsoft Dynamics AX, Microsoft Dynamics CRM, Microsoft SharePoint, PeopleSoft and SAP.

Perceptive Capture and Perceptive Search, which provide the aforementioned intelligent data capture and search capabilities, enable businesses to dramatically improve the efficiency of processes in accounts payable, accounts receivable, order management and benefits processing, as well as transcript processing in higher education, by extracting needed data automatically from business documents received as paper or electronically in a variety of forms such PDFs and TIFs.  Perceptive Capture’s very high rate of data extraction is achieved through the use of patented search and machine learning technologies that allow its extraction rate to improve with time.  This extracted data is matched against master data from existing customer systems to intelligently integrate with ERPs or other systems and speed the business process.  Perceptive Search provides business users the ability to search virtually any repository in their IT environment, to identify needed documents or information stored within those documents. This includes the creation of entities and relationships that uncover patterns related to the desired information.

•             Marketing and Distribution — Perceptive Software

Perceptive Software uses a direct to market sales and broad lead generation approach, employing internal sales and marketing teams that are segmented by industry sector — specifically healthcare, education, public sector/government, and cross industry, which includes areas such as retail, banking, insurance and manufacturing. With its headquarters in Shawnee, Kansas, Perceptive Software also has business offices co-located with ISS around the world. Perceptive Software also offers a direct channel partner program that allows authorized third-party resellers to market and sell Perceptive Software products and solutions to a distributed market.

Perceptive Software offers to license its software products and solutions in a variety of ways. The traditional method is to offer licenses perpetually, with customers paying up front for the software/solution and then paying for on-going maintenance and support services, generally on an annual basis. This traditional model can be hosted by the customer or Perceptive Software.

Perceptive Software also offers its software and solutions under a SaaS model where customers pay on a subscription basis. Such payments can be made quarterly or annually. Under the SaaS business model, Perceptive Software generally manages and operates the system and associated infrastructure in its secure data centers, allowing the customer to maintain focus on their business and customers. The SaaS option offers the benefit of lower initial cost to the customer and enables them to take advantage of newly available features quickly and easily. Finally, customers may also subscribe to Perceptive Software product and solution licenses on a recurring basis (quarterly or annually) with customers managing and operating the system and associated infrastructure on the customer’s premises.

•             Competition — Perceptive Software

Perceptive Software is a leading developer of content and process management products and solutions, including intelligent capture, ECM, BPM, DOM and enterprise search. Perceptive Software takes an end-to-end approach to content and process management solutions. With its Content in Context™ methodology, Perceptive Software offers the flexibility and scalability to automate virtually any business process and manage the entire lifecycle of any content elevating the value of an organization’s transactional content. Perceptive Software’s principal method of competition is to provide specific industry/sector and back office process solutions, combining its software platform and products that have the ability to be quickly and easily configured and integrated with a large number of business applications. The market for Perceptive Software’s products is highly competitive, and the Company’s management expects competition will continue to intensify as the ECM and BPM markets mature. Perceptive Software competes with a large number of ECM providers, including document management and web content management businesses, as well as companies that focus on document imaging and workflow. Competitors in the ECM market space include larger competitors such as EMC’s Documentum, OpenText, and IBM’s FileNet, as well as various smaller competitors, such as Hyland. Perceptive Software competes with a number of BPM competitors including Appian, IBM, OpenText and Pegasystems. Competitors in the Capture market space include many of the traditional ECM providers listed above as well as smaller competitors such as Kofax and Readsoft. Competitors in the Search space including Google Search Appliance, Microsoft Fast, and HP Autonomy.

•             Backlog — Perceptive Software

At December 31, 2013, Perceptive Software had a backlog of software license, maintenance, and professional services agreements with customers in the normal course of its business, most of which is expected to be recognized as revenue in 2014. The dollar amount of Perceptive Software backlog is not material to an understanding of the Company’s overall business.

Research and Development

Lexmark’s research and development efforts focus on technologies associated with laser printing, fleet management, connectivity, document management, ECM/BPM/DOM software, intelligent data capture, enterprise search, healthcare VNA and other customer facing solutions. Lexmark also develops related applications and tools that enable the Company to efficiently provide a broad range of services. Lexmark is also actively engaged in the design and development of enhancements to its existing products that increase the performance, improve ease of use and lower production costs. In the case of certain products, the Company may elect to purchase products or key components from third-party suppliers rather than develop them internally.

Lexmark conducts research and development activities in various locations including Lexington, Kentucky; Boulder, Colorado; Shawnee, Kansas; Cebu City, Philippines; Kolkata, India; and Apeldoorn, Netherlands. Research and development expenditures were $287 million in 2013, $369 million in 2012, and $406 million in 2011.

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

Employees

As of December 31, 2013, of the approximately 12,000 Lexmark employees worldwide, 4,000 are located in the U.S. and the remaining 8,000 are located in Europe, Canada, Latin America, Asia Pacific, the Middle East and Africa. None of the U.S. employees are represented by a union. Employees in France and the Netherlands are represented by a Statutory Works Council.

Available Information

Lexmark makes available, free of charge, electronic access to all documents (including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as well as any beneficial ownership filings) filed with or furnished to the Securities and Exchange Commission (“SEC” or the “Commission”) by the Company on its website at http://investor.lexmark.com as soon as reasonably practicable after such documents are filed. The Company also posts all required XBRL exhibits to its corporate web site on the same calendar day as the date of the related filing. The public may read and copy any materials the company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Executive Officers of the Registrant

The executive officers of Lexmark and their respective ages, positions and years of service with the Company are set forth below.

Name of Individual	Age	Position	Years With The Company
Paul A. Rooke …...………………………………	55	Chairman and Chief Executive Officer	23
John W. Gamble, Jr. …………………………….	51	Executive Vice President and Chief Financial Officer	9
Martin S. Canning ...…………………………….	50	Executive Vice President and President of ISS	15
Scott T.R. Coons ………………………………..	47	Vice President and President & Chief Executive Officer of Perceptive Software	4
Ronaldo M. Foresti ……………………………...	61	Vice President of Asia Pacific and Latin America	10
Jeri L. Isbell ……………………………………..	56	Vice President of Human Resources	23
Robert J. Patton …………………………………	52	Vice President, General Counsel and Secretary	13
Gary D. Stromquist ……………………………...	58	Vice President, ISS and Corporate Finance	23

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

Lexmark holds a portfolio of approximately 1,365 U.S. patents and approximately 447 pending U.S. patent applications. The Company also holds approximately 695 foreign patents and pending patent applications. These patents generally have a term of twenty years from the time they are filed. As the Company’s patent portfolio has been developed over time, the remaining terms on the individual patents vary. The inventions claimed in these patents and patent applications cover aspects of the Company’s current and potential future products, manufacturing processes, business methods and related technologies. The Company is developing a portfolio of patents that protects its product lines and offers the possibility of entering into licensing agreements with others. While we believe that our portfolio of patents and applications has value, no single patent is in itself essential to our business as a whole or any individual segment.

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

Continued economic weakness and uncertainty and foreign currency exchange rate fluctuations, could adversely impact the Company’s revenue, operating income and other financial results.

•      The Company’s revenue is largely dependent on global economic conditions and the demand for its imaging products and associated supplies, solutions and services and capture, manage and access software solutions and services in the markets in which the Company competes. Continued global economic weakness and uncertainty could adversely affect the Company’s results in future periods.  During times of economic uncertainty, demand for the Company’s products may decrease and may result in decreased revenue, operating income and other financial results.

•      Foreign currency exchange rate fluctuations, particularly the Euro, the Canadian dollar, the South African Rand, the British Pound, the Mexican peso, the Brazilian real, the Philippine peso, the Australian dollar and the Argentine peso may adversely impact economic activity and the Company’s operating results.

•      Restrictions on credit globally and credit risk associated with the Company’s customers, channel partners and the Company’s investment portfolio may also be adversely impacted by continued global economic weakness and uncertainty.

•      The interest rate environment and general economic conditions could also impact the investment income the Company is able to earn on its investment portfolio.

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

•      Since the Company’s acquisition of Perceptive Software in June 2010, the Company’s strategy has been based on becoming an end-to-end solutions provider of imaging and content,  process and output management solutions, enabling businesses to capture, manage and access critical unstructured information in the context of their business process.  In executing that strategy, the Company has made significant investments in complementary software companies to enhance the Company’s solutions capabilities.  The Company needs to continue integrating these new technologies into its solutions offerings and continue to focus the Company on delivering integrated imaging and content, process and output management solutions to businesses.  Any failure to execute this strategy could adversely affect the Company’s revenue and gross margin.

Continued reductions in government spending could adversely impact the Company’s revenue, operating income and other financial results.

•      A significant portion of the Company’s revenue is derived from contracts with the U.S federal, state and local governments and their agencies, as well as international governments and their agencies.  Any reductions in U.S. or foreign government spending could significantly reduce demand for the Company’s hardware products, services and solutions.  For example, the reduction in U.S. federal government spending that took effect in March 2013 resulted in deferred purchases of the Company’s hardware products and services during 2013.  To a lesser extent, the Company also experienced reduced foreign government spending.  Continued reductions in spending by U.S. or foreign governments could have a material adverse effect on the Company’s revenue, operating income and financial condition.

Decreased consumption of supplies could negatively impact the Company’s operating results.

•      A significant portion of the Company’s revenue is derived from the sale of supplies.  The Company’s future operating results may be adversely affected if the consumption of its supplies, including consumption of supplies by the Company’s legacy inkjet installed base, by end users of its products is lower than expected or declines, if there are declines in pricing, unfavorable mix and/or increased costs.

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

•      In 2012, the Company announced certain actions to improve the Company’s profitability, including workforce reductions, the elimination of inkjet development worldwide, the exiting the manufacturing of inkjet hardware, and the closure by the end of 2015 of the Company’s Cebu, Philippines inkjet supplies manufacturing facility. After such announcement, the Company sold its inkjet supplies manufacturing facility to Funai Electric Co., Ltd. in May 2013. The Company expects to realize cost savings in the future through these actions and may announce future actions to further reduce its worldwide workforce and/or centralize its operations. The risks associated with these actions include potential delays in their implementation, particularly workforce reductions; increased costs associated with such actions; decreases in employee morale and the failure to meet operational targets due to unplanned departures of employees, particularly key employees and sales employees.

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

•     The market for Perceptive Software’s products and services is highly competitive, and the Company expects competition will continue to intensify as the enterprise content, business content and document output markets mature. Perceptive Software competes with a large number of ECM, BPM and DOM providers that have significantly greater financial, marketing and/or technological resources than the Company. Perceptive Software could lose market share if its competitors introduce new products and services, add functionality to existing products, or reduce prices on their products and services. If such competitors lower prices with respect to competing products and services we could be forced to lower prices for Perceptive Software’s products and services, which could result in less revenue or reduced gross margins, either of which may negatively impact the Company’s operating results and future profitability.

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

•      The Company’s revenue, gross margin and profit vary among our hardware, software, supplies and services, product groups and geographic markets and therefore will likely be different in future periods than our current results. Overall gross margins and profitability in any given period is dependent upon the hardware/software/supplies mix, the mix of hardware products sold, and the geographic mix reflected in that period’s revenue. Overall market trends, seasonal market trends, competitive pressures, pricing, commoditization of products, increased component or shipping costs and other factors may result in reductions in revenue or pressure on gross margins in a given period.

The Company’s inability to develop new products and enhance existing products to meet customer product requirements on a cost competitive basis may negatively impact the Company’s operating results.

•      The Company’s future operating results may be adversely affected if it is unable to continue to develop, manufacture and market products that are reliable, competitive, and meet customers’ needs. The markets for laser products and associated supplies and content/process management software are aggressively competitive, especially with respect to pricing and the introduction of new technologies and products offering improved features and functionality. In addition, the introduction of any significant new and/or disruptive technology or business model by a competitor that substantially changes the markets into which the Company sells its products or demand for the products sold by the Company could severely impact sales of the Company’s products and the Company’s operating results. The impact of competitive activities on the sales volumes or revenue of the Company, or the Company’s inability to effectively deal with these competitive issues, could have a material adverse effect on the Company’s ability to attract and retain OEM customers and maintain or grow market share. The competitive pressure to develop technology and products and to increase the Company’s investment in research and development and marketing expenditures also could cause significant changes in the level of the Company’s operating expense.

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

•      Revenue derived from international sales made up more than half of the Company’s revenue in 2013. Accordingly, the Company’s future results could be adversely affected by a variety of factors, including changes in a specific country’s or region’s political or economic conditions; foreign currency exchange rate fluctuations; trade protection measures; local labor regulations; import, export or other licensing requirements; requirements related to making foreign direct investments; and unexpected changes in legal or regulatory requirements. In addition, changes in tax laws and the ability to repatriate cash accumulated outside the U.S. in a tax efficient manner may adversely affect the Company’s financial results, investment flexibility and operations. Moreover, margins on international sales tend to be lower than those on domestic sales, and the Company believes that international operations in emerging geographic markets will be less profitable than operations in the U.S. and European markets, in part, because of the higher investment levels for marketing, selling and distribution required to enter these markets.

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

The failure of the Company’s information technology systems or the Company’s failure to successfully implement new information technology systems, may negatively impact the Company’s operating results.

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

If the Company’s data protection or other security measures are compromised and, as a result, the Company’s data, the Company’s customers’ data or the Company’s IT systems are accessed improperly, made unavailable, or improperly modified, the Company’s products and services may be perceived as vulnerable, its brand and reputation could be damaged, the IT services the Company provides could be disrupted, and customers may stop using the Company’s products and services, all of which could reduce the Company’s revenue and earnings and expose the Company to legal claims and regulatory actions.

•      The Company’s products and services store, retrieve, manipulate and manage the Company’s customers’ information and data as well as the Company’s own.  The Company has invested a great deal of time and resources in protecting the integrity and security of the Company’s products, services and internal and external data being managed.  Nevertheless, computer hackers will attempt to penetrate or bypass the Company’s data protection and other security measures and gain unauthorized access to its networks, systems and data or compromise the confidential information or data of the Company’s customers. Computer hackers may be able to develop and deploy IT related viruses, worms, and other malicious software programs that could attack the Company’s products and services, exploit potential security vulnerabilities of the Company’s products and services, create system disruptions and cause shutdowns or denials of service.  Data may also be accessed or modified improperly as a result of employee or supplier error or malfeasance and third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to the Company’s data and/or the Company’s customers’ data.

•      These risks for the Company will increase as the Company continues to grow the Company’s cloud-based offerings and services and store and process increasingly large amounts of the Company’s customers’ confidential information and data and host or manage parts of the Company’s customers’ businesses in cloud-based IT environments, especially in customer sectors involving particularly sensitive data such as medical information, financial services and the government.

•      If a cyberattack or other security incident described above were to allow unauthorized access to or modification of the Company’s customers’ data, the Company’s own data or the Company’s IT systems, or if the services provided to the Company’s customers were disrupted, or if its products or services are perceived as having security vulnerabilities, the Company could suffer damage to its brand and reputation. This could result in reduced revenue and earnings. The costs the Company would incur to address and fix these security incidents would increase its expenses. These types of security incidents could also lead to lawsuits, regulatory investigations and claims and increased legal liability, including in some cases contractual costs related to customer notification and fraud monitoring.

•      Further, as regulatory focus on privacy issues continues to increase and worldwide laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to the Company’s business will intensify. Changes in laws or regulations associated with the protection of certain types of data, such as healthcare data or other personally identifiable information, could greatly increase the Company’s cost of providing its products and services.

The Company’s reliance on international production and distribution facilities, international manufacturing partners and certain key suppliers could negatively impact the Company’s operating results.

•      The Company relies in large part on its international production facility located in Mexico and international manufacturing and distribution partners, many of which are located in China, Japan, Thailand, Brazil, Poland and the Philippines, for the

manufacture of its products and key components of its products. Future operating results may be adversely affected by several factors, including, without limitation, if the Company’s international operations or manufacturing and distribution partners are unable to perform or supply products reliably, if there are disruptions in international trade, trade restrictions, import duties, “Buy American” constraints, disruptions at important geographic points of exit and entry, if there are difficulties in transitioning such manufacturing activities among the Company, its international operations and/or its manufacturing and distribution partners, or if there arise production and supply constraints which result in additional costs to the Company. The financial failure or loss of a sole supplier or significant supplier of products or key components, or their inability to produce the required quantities, could result in a material adverse impact on the Company’s operating results.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

•      Our worldwide operations and those of our manufacturing partners, suppliers, and freight transporters, among others, are subject to natural and manmade disasters and other business interruptions such as earthquakes, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, environmental hazards, power shortages, water shortages and telecommunications failures. The occurrence of any of these business disruptions could result in significant losses to the Company, seriously harm the Company’s revenue, profitability and financial condition and increase the Company’s costs and expenses.. The consolidation of certain functions into shared service centers and movement of certain functions to lower cost countries by the Company in recent year increases the probability and impact of business disruptions over time.

The entrance of additional competitors that are focused on imaging solutions and software solutions, including content, process and document output management software solutions, could negatively impact the Company’s strategy and operating results.

•      The entrance of additional competitors that are focused on imaging solutions and services could further intensify competition in the laser printer market and could have a material adverse impact on the Company’s strategy and financial results.

•      The Company acquired Perceptive Software in 2010 and has made significant investments in complementary software companies since then to strengthen its industry workflow solutions and to compete in the content, process and document output management software solutions market. The entrance of additional competitors that are focused on such solutions could materially impact the Company’s strategy to expand in this market and adversely affect the Company’s financial results.

The Company may fail to realize all of the anticipated benefits of any investments, acquisitions or other significant transactions, which could harm our financial results.

•      As part of our strategy of becoming an end-to-end solutions provider, the Company routinely discusses, evaluates opportunities, and may enter into agreements regarding possible investments, acquisitions, and other transactions. Such transactions, including our acquisitions of Perceptive Software in 2010; Pallas Athena in 2011; Brainware, Nolij, ISYS and Acuo Technologies in 2012; and AccessVia, Twistage, Saperion and Pacsgear in 2013, routinely involve significant risks and challenges and the Company may not be able to realize all of the anticipated benefits of such transactions.  The Company may not be able to identify suitable opportunities on terms acceptable to the Company. The transaction may fail to advance the Company’s business strategy of becoming an end-to-end solutions provider.  The Company may not realize a satisfactory return on our investment. The Company’s due diligence process may fail to identify significant issues with an acquired company’s products, financial disclosures, accounting practices or internal control deficiencies.  The Company may not be able to obtain regulatory or other approvals required for the transaction.  The future business operations of an acquired entity may not be successful. The Company may not be able to realize expense synergies and revenue expansion goals.  Disruptions from the transaction could harm relationships with the Company’s or the acquired entity’s existing customers, business partners, employees and suppliers. The Company’s acquisition or other investment may lead to litigation.  Intangible assets and goodwill recognized by the Company in the acquisition could become impaired if subsequent measurements of fair value and implied value, respectively, do not support the carrying values of such assets.

•      The Company’s acquisitions present significant challenges and risks relating to the integration of the newly acquired business into the Company, and there can be no assurances that the Company will manage the integration of the newly acquired business successfully. The Company is in the process of integrating the newly acquired businesses, and each of these acquisitions pose integration challenges, including the retention of customers and key employees, capitalizing on revenue synergies, and the difficulty of integrating business systems and technology.  The Company’s management may be required to spend significant amount of time and resources to integrate these newly acquired businesses and the anticipated benefits of the acquisition may take longer to achieve, if at all.  If the Company fails to integrate the newly acquired businesses on a timely basis, the Company may not meet its expectations regarding the profitability of such acquisitions, which could have an adverse impact on the Company’s business, financial condition and operating results.

The Company’s inability to perform satisfactorily under service contracts for managed print services or software services may negatively impact the Company’s strategy and operating results.

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

Item 1B.         UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.         PROPERTIES

Lexmark’s corporate headquarters and principal development facilities are located on a 374 acre campus in Lexington, Kentucky. Perceptive Software’s headquarters is located in Shawnee, Kansas. At December 31, 2013, the Company owned or leased approximately 5.0 million square feet of administrative, sales, service, research and development, warehouse and manufacturing facilities worldwide. Approximately 2.8 million square feet is located in the U.S. and the remainder is located in various international locations. The Company’s principal international manufacturing facility is located in Mexico. The principal domestic manufacturing facility is located in Colorado. The Company occupies facilities for development in various locations including the U.S., India, the Netherlands, Germany and the Philippines. The Company owns approximately 70 percent of the worldwide square footage and leases the remaining 30 percent. The leased property has various lease expiration dates. The Company believes that it can readily obtain appropriate additional space as may be required at competitive rates by extending expiring leases or finding alternative space. Included in the statements above is approximately 0.3 million square feet leased for Perceptive Software.

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

Part II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Lexmark’s Class A Common Stock is traded on the New York Stock Exchange under the symbol “LXK.” As of February 14, 2014, there were 1,761 holders of record of the Class A Common Stock and there were no holders of record of the Class B Common Stock. Information regarding the market prices of the Company’s Class A Common Stock appears in Part II, Item 8, Note 22 of the Notes to Consolidated Financial Statements.

Dividend Policy

A dividend of $0.25 per common share was declared on February 23, 2012. Dividends of $0.30 per common share were declared on April 26, 2012, July 26, 2012, October 25, 2012, February 21, 2013, April 25, 2013, July 25, 2013, October 24, 2013 and February 20, 2014. Refer to Part II, Item 8, Notes 15 and 21 of the Notes to Consolidated Financial Statements for more information regarding dividends.

Lexmark is continuing to execute on its stated capital allocation framework of returning, on average, more than 50 percent of free cash flow (net cash flows provided by operating activities minus purchases of property, plant and equipment plus proceeds from sale of fixed assets) to its shareholders through dividends and share repurchases while pursuing acquisitions and organic investments that support the strengthening and growth of the Company. The Company anticipates paying dividends quarterly, though future declarations of dividends are subject to Board of Directors’ approval and may be adjusted as business needs or market conditions change.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)(2)
October 1-31, 2013	479,955	$35.42	479,955	$171.9
November 1-30, 2013	79,416	37.78	79,416	168.9
December 1-31, 2013	–	–	–	168.9
Total	559,371	$35.75	559,371

(1)     Information regarding the Company’s share repurchases can be found in Part II, Item 8, Note 15 of the Notes to Consolidated Financial Statements.

(2)     On October 24, 2013, the Company entered into an Accelerated Share Repurchase (“ASR”) Agreement with a financial institution counterparty. Under the terms of the ASR Agreement, the Company paid $20.0 million targeting approximately 0.6 million shares based on the closing price of the Company’s Class A Common Stock on October 24, 2013. On October 29, 2013, the Company took delivery of 85% of the shares, or approximately 0.5 million shares at a cost of $17 million. On November 27, 2013, the counterparty delivered approximately 0.1 million additional shares in final settlement of the agreement, bringing the total shares repurchased under the ASR to approximately 0.6 million shares at an average price per share of $35.75.

Performance Graph

The following graph compares cumulative total stockholder return on the Company’s Class A Common Stock with a broad performance indicator, the S&P Composite 500 Stock Index, and an industry index, the S&P 500 Information Technology Index, for the period from December 31, 2008, to December 31, 2013. The graph assumes that the value of the investment in the Class A Common Stock and each index were $100 at December 31, 2008, and that all dividends were reinvested.

	12/31/08	12/31/09	12/31/10	12/30/11	12/31/12	12/31/13
Lexmark International, Inc.	$100	$97	$129	$124	$91	$145
S&P 500 Index	100	126	146	149	172	228
S&P 500 Technology Index	100	162	178	182	210	269

Source: Standard & Poor's Capital IQ

Equity Compensation Plan Information

The following table provides information about the Company’s equity compensation plans as of December 31, 2013:

(Number of Securities in Millions)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity compensation Plans
Equity compensation plans approved by stockholders	6.0	(2)	$60.81	10.2	(3)
Equity compensation plans not approved by stockholders (4)	0.1		42.33	0.0
Total	6.1		$60.40	10.2

(1)     The numbers in this column represent the weighted average exercise price of stock options only

(2)     Of the approximately 6.0 million shares outstanding under the equity compensation plans approved by stockholders, there were approximately 3.2 million stock options (of which 3,033,000 are employee stock options and 180,000 are nonemployee director stock options) and approximately 2.8 million restricted stock units (“RSUs”) and deferred stock units (“DSUs”), including associated dividend equivalent units (of which 2,561,000 are employee RSUs and DSUs and 268,000 are nonemployee director RSUs and DSUs). Performance-based RSUs granted in 2012 and 2013 were included at the target level of achievement. Refer to Part II, Item 8, Note 6 of the Notes to Consolidated Financial Statements for more information.

(3)     Of the 10.2 million shares available, 9.9 million relate to employee plans (of which 4.8 million may be granted as full-value awards) and 0.3 million relate to the nonemployee director plan.

(4)     As of December 31, 2013, 72,000 shares remained outstanding (all of which are in the form of stock options) pursuant to awards made under the Lexmark International, Inc. Broad-Based Employee Stock Incentive Plan (the “Broad-Based Plan”), an equity compensation plan which had not been approved by the Company’s stockholders. On February 24, 2011, the Company’s Board of Directors terminated the Broad-Based Plan and cancelled the remaining available shares that had been authorized for issuance under the Broad-Based Plan.

Item 6.            SELECTED FINANCIAL DATA

The table below summarizes recent financial information for the Company. For further information refer to the Company’s Consolidated Financial Statements and Notes thereto presented under Part II, Item 8 of this Form 10-K.

(Dollars in Millions, Except per Share Data)

	2013	2012	2011	2010	2009
Statement of Earnings Data:
Revenue (1)	$3,667.6	$3,797.6	$4,173.0	$4,199.7	$3,879.9
Cost of revenue (1)(2)(3)	2,223.7	2,395.8	2,608.9	2,677.7	2,562.8
Gross profit	1,443.9	1,401.8	1,564.1	1,522.0	1,317.1

Research and development (1)(3)	287.2	369.1	405.9	364.8	359.3
Selling, general and administrative (1)(2)(3)	810.1	805.1	788.5	694.6	641.6
Gain on sale of inkjet-related technology and assets (1)	(73.5)	–	–	–	–
Restructuring and related charges (2)	10.9	36.1	2.0	2.4	70.6
Operating expense	1,034.7	1,210.3	1,196.4	1,061.8	1,071.5
Operating income (1)(2)(3)	409.2	191.5	367.7	460.2	245.6

Non-operating expenses	40.8	29.1	29.3	25.5	29.1
Earnings before income taxes (1)(2)(3)	368.4	162.4	338.4	434.7	216.5

Provision for income taxes (4)	106.6	54.8	63.2	84.5	55.3
Net earnings (1)(2)(3)(4)	$261.8	$107.6	$275.2	$350.2	$161.2
Diluted net earnings per common share (1)(2)(3)(4)	$4.08	$1.55	$3.53	$4.41	$2.05
Shares used in per share calculation	64.1	69.5	77.9	79.5	78.6
Cash dividends declared per common share	$1.20	$1.15	$0.25	$–	$–
Statement of Financial Position Data:
Cash, cash equivalents and current marketable securities	$1,054.7	$905.8	$1,149.4	$1,217.2	$1,132.5
Working capital	824.8	476.6	1,084.2	1,022.0	948.9
Total assets	3,619.5	3,525.3	3,640.2	3,706.8	3,350.4
Total debt	699.6	649.6	649.3	649.1	648.9
Stockholders' equity	1,368.3	1,281.5	1,394.9	1,396.0	1,009.7
Other Key Data:
Debt to total capital ratio (5)	34%	34%	32%	32%	39%

During 2013, the Company changed its accounting policy for pension and other postretirement benefit plan asset and actuarial gains and losses. Under the new accounting policy, these gains and losses will be recognized in net periodic benefit cost in the year in which they occur rather than amortized over time. Results for all periods presented in this Annual Report on Form 10-K reflect the retrospective application of this accounting policy change. Refer to Part II, Item 8, Note 2 of the Notes to Consolidated Financial Statements for additional information.

(1)      Refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisition-Related Adjustments and Part II, Item 8, Note 4 of the Notes to Consolidated Financial Statements for more information on the Company’s acquisitions and pre-tax charges related to amortization of intangible assets and other acquisition-related costs and integration expenses for 2013, 2012 and 2011. Refer to Part II, Item 8, Note 4 of the Notes to Consolidated Financial Statements for more information on the Company’s divestiture-related adjustments for 2013. Refer to Part II, Item 8, Note 20 of the Notes to Consolidated Financial Statements for more information on the Company’s reportable segment Revenue and Operating income (loss) for 2013, 2012 and 2011.

The Company acquired Perceptive Software in the second quarter of 2010. Perceptive Software Revenue and Operating income (loss) included in the table above for 2010 (subsequent to the acquisition) were $37.3 million and $(16.0) million, respectively. The Company incurred pre-tax charges of $19.1 million in 2010 related to acquisitions, primarily Perceptive Software, including $12.0 million related to amortization of intangible assets and $7.1 million of other acquisition-related costs and integration expenses. Amortization of intangible assets is included in Cost of revenue and Selling, general and administrative in the amount of $9.1 million and $2.9 million, respectively. Other acquisition-related costs and integration expenses are included in Selling, general and administrative.

(2)      Refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restructuring Charges and Project Costs for more information on the Company’s restructuring charges and project costs for 2013, 2012 and 2011. Refer to Part II, Item 8, Note 5 of the Notes to Consolidated Financial Statements for more information on the Company’s restructuring charges for 2013, 2012 and 2011.

Amounts in 2010 include restructuring charges and project costs of $38.6 million. Restructuring charges of $4.1 million and $1.8 million related to accelerated depreciation on certain fixed assets are included in Cost of revenue and Selling, general and administrative, respectively. Restructuring charges of $2.4 million relating to employee termination benefits and contract termination charges are included in Restructuring and related charges. Project costs of $13.3 million are included in Cost of revenue, and $17.0 million are included in Selling, general and administrative.

Amounts in 2009 include restructuring charges and project costs of $141.3 million. Restructuring charges of $41.4 million and $0.1 million related to accelerated depreciation on certain fixed assets are included in Cost of revenue and Selling, general and administrative, respectively. Restructuring charges of $70.6 million relating to employee termination benefits and contract termination charges are included in Restructuring and related charges. Project costs of $10.1 million are included in Cost of revenue, and $19.1 million are included in Selling, general and administrative.

(3)      Refer to Part II, Item 8, Note 17 of the Notes to Consolidated Financial Statements for more information on the Company’s asset and actuarial net gain (loss) on pension and other postretirement benefit plans for 2013, 2012 and 2011.

Amounts in 2010 include asset and actuarial net loss on pension and other postretirement benefit plans of $1.9 million. The net loss is included in Cost of revenue, Selling, general and administrative and Research and development as a loss of $0.8 million, a gain of $0.2 million and a loss of $1.3 million, respectively.

Amounts in 2009 include asset and actuarial net gain on pension and other postretirement benefit plans of $24.9 million. The net gain is included in Cost of revenue, Selling, general and administrative and Research and development in the amount of $6.2 million, $3.7 million and $15.0 million, respectively.

(4)      Refer to Part II, Item 8, Note 14 of the Notes to Consolidated Financial Statements for more information on the Company’s benefit from discrete tax items for 2013, 2012 and 2011. Amounts in 2010 include a $14.7 million benefit from discrete tax items mainly related to audits concluding, statutes expiring, and true-ups of prior year tax returns.

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

OVERVIEW

Products and Segments

Lexmark makes it easier for businesses of all sizes to improve their business processes by enabling them to capture, manage and access critical unstructured business information in the context of their business processes while speeding the movement and management of information between the paper and digital worlds. Since its inception in 1991, Lexmark has become a leading developer, manufacturer and supplier of printing, imaging, device management, MPS, document workflow and, more recently, business process and content management solutions. The Company operates in the office printing and imaging, ECM, BPM, DOM, intelligent data capture and search software markets. Lexmark’s products include laser printers and multifunction devices, dot matrix printers and the associated supplies/solutions/services, as well as ECM, BPM, DOM, intelligent data capture, search and web-based document imaging and workflow software solutions and services.

The Company is primarily managed along two segments: ISS and Perceptive Software.

•      ISS offers a broad portfolio of monochrome and color laser printers and laser MFPs, as well as supplies, software applications, software solutions and MPS to help businesses efficiently capture, manage and access information. Laser based products within the distributed printing market primarily serve business customers. ISS employs large-account sales and marketing teams whose mission is to generate demand for its business printing solutions and services, primarily among large corporations, small and medium businesses, as well as the public sector. These sales and marketing teams primarily focus on industries such as financial services, retail, manufacturing, education, government and health care. ISS distributes and fulfills its products to business customers primarily through its well-established distributor and reseller network. The ISS distributor and reseller network includes IT Resellers, Direct Marketing Resellers, and Copier Dealers. ISS also sells its products through numerous alliances and OEM arrangements.

•      Perceptive Software offers a complete suite of ECM, BPM, DOM, intelligent data capture, search software and medical imaging VNA software products and solutions. The ECM and BPM software and services markets primarily serve business customers. Perceptive Software uses a direct to market sales and broad lead generation approach, employing internal sales and marketing teams that are segmented by industry sector — specifically healthcare, education, public sector/government, and cross industry, which includes areas such as retail, banking, insurance and manufacturing. Perceptive Software also offers a direct channel partner program that allows authorized third-party resellers to market and sell Perceptive Software products and solutions to a distributed market. Perceptive Software has two general forms of software agreements with its customers, perpetual licenses and subscription services.

Refer to Part II, Item 8, Note 20 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s reportable segments, which is incorporated herein by reference.

Key Messages

2013

Lexmark is focused on driving long-term performance by strategically investing in technology, hardware and software products and solutions to secure high value product installations and capture profitable supplies, software maintenance and service annuities in document-intensive industries and business processes in distributed environments. The Company continues the transition to a solutions company as it shifts from a hardware-centric company to a solutions company providing end-to-end solutions that allow customers to bridge the paper and digital worlds and the unstructured and structured content/process worlds. Lexmark provides comprehensive capabilities to allow customers to manage their print and MFP environment, including MPS. The Company also continues to build its capabilities to help customers capture, manage and access unstructured content, in any form, through both organic investment and acquisitions.

The Company continues a strategic focus on growing its MPS offerings and the placement of high-end hardware. The Company also continues the strategic focus on expansion in solutions and software capabilities, to both strengthen its MPS offerings and grow its non-printing related software solutions business focused in the ECM, BPM and DOM markets. These strategic focus areas are intended to increase our penetration in the business segment. The business segment tends to have higher page generating and more software intensive application requirements, which drive increasing levels of supplies and software maintenance and support revenue.

In order to support these strategic focus areas, and to allow Lexmark to participate in the growing market to manage unstructured data and processes, and to further strengthen the Company’s products, content/business process management solutions and MPS, the Company acquired Brainware, Nolij, ISYS and Acuo Technologies in 2012, and Twistage, Access Via, Saperion and Pacsgear in 2013. These acquisitions are included in the Perceptive Software segment.

While focusing on core strategic initiatives, Lexmark has taken actions over the last few years to improve its cost and expense structure. As a result of restructuring initiatives, significant changes have been implemented, from the consolidation and reduction of the manufacturing and support infrastructure and the increased use of shared service centers in low-cost countries, to the exit of inkjet technology. In 2012, the Company announced restructuring actions including exiting the development and manufacturing of its remaining inkjet hardware. In the second quarter of 2013, the Company and Funai Electric Co., Ltd. (“Funai”) entered into a Master Inkjet Sale Agreement of the Company’s inkjet-related technology and assets to Funai for total cash consideration of $100 million. Included in the sale were one of the Company’s subsidiaries, certain intellectual property and other assets of the Company. The Company will continue to provide service, support and aftermarket supplies for its current inkjet installed base. The sale closed in the second quarter of 2013. With this announcement, Lexmark has focused its printing and MFP development activities solely in laser- based technologies.

During the fourth quarter of 2013, the Company changed its accounting policy for pension and other postretirement benefit plan asset and actuarial gains and losses. Under the new accounting policy, these gains and losses will be recognized in net periodic benefit cost in the year in which they occur rather than amortized over time. In addition, in the fourth quarter of 2013, Lexmark changed its method of allocating the elements of net periodic pension and other postretirement plan benefit cost to reporting segments. Results for all periods presented in this Annual Report on Form 10-K reflect the retrospective application of the accounting policy and segment allocation changes. Refer to Part II, Item 8, Notes 2 and 20 of the Notes to Consolidated Financial Statements for additional information.

The Company remains committed on its stated capital allocation framework of returning, on average, more than 50 percent of free cash flow to its shareholders through dividends and share repurchases while pursuing acquisitions and organic investments that support the strengthening and growth of the Company.

Lexmark’s 2013 revenue was down 3% YTY, primarily due to the decline in inkjet revenue related to the decision to exit inkjet technology. Operating income increased 114% YTY primarily driven by cost and expense reductions executed in 2012 and 2013 related to the Company’s 2012 Restructuring actions, a $69.2 million, net pre-tax divestiture-related benefit ($73.5 million gain on sale offset partially by $4.3 million of divestiture-related costs), and a pension and other postretirement benefit plan asset and actuarial net gain of $83.0 million.

As in 2013, the Company is focused in 2014 on revenue and profit growth from the strategic imaging and software segments of the business, particularly MPS offerings and Perceptive Software. While this growth will be dampened by the remaining Inkjet Exit headwind in 2014, this headwind will decline over time.

Refer to the section entitled “RESULTS OF OPERATIONS” that follows for a further discussion of the Company’s results of operations.

Trends and Opportunities

Lexmark serves both the distributed printing and imaging, and content and process management markets with a focus on business customers. Lexmark’s enterprise content and process management platform supports traditional business content as well as rich media and medical image content, and includes enterprise search, intelligent capture, DOM, and business process and case management. Lexmark’s healthcare offering includes an industry leading, standards based and highly secure, content repository and VNA that integrates all patient unstructured information across the enterprise to enable easy access through an EMR system along with workflow automation and information sharing within and between facilities.   Lexmark management believes the total relevant market opportunity of these markets combined in 2013 was approximately $80 billion. Lexmark management believes that the total relevant distributed laser printing and imaging market opportunity was approximately $70 billion in 2013, including printing hardware, supplies and related services. This opportunity includes printers and multifunction devices as well as a declining base of copiers and fax machines that are increasingly being integrated into multifunction devices. Based on industry information, Lexmark management believes that the overall distributed printing market declined slightly in 2013. The distributed printing industry is expected to experience flat to low single digit declining  revenue overall over the next few years but, continued growth is expected in MPS, multifunction products (“MFPs”), and color lasers which are all areas of focus for Lexmark. MPS and fleet solutions are expected to continue to experience double digit annual revenue growth rates over the next few years and the relevant content and process management software markets that Lexmark participates in, are projected to grow approximately 10% annually over the next few years, both based on industry analyst estimates. In 2013, the total relevant content and process management software market was approximately $10 billion, excluding related professional services. However, management believes the total addressable market is significantly larger due to relatively low penetration of content and process management software solutions worldwide.

Market trends driving long-term growth include:

•      Continued adoption of color and graphics output in business;

•      Advancements in electronic movement of information, driving a continued shift in pages away from centralized commercial printing and document scanning to distributed printing and mobile capture by end users when and where it is convenient to do so;

•      Continued convergence between printers, scanners, copiers and fax machines into single, integrated multifunction and all-in-one devices;

•      Increasing ability of multi-function printing devices and mobile devices to integrate into business process workflow solutions and enterprise content management systems;

•      Continued digitization of information and the electronic distribution of information, driving the explosive growth of unstructured digital information, such as office documents, emails, web pages, images, video and audio files;

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

•      Increasing need in the healthcare industry to unify structured patient data, that is now typically stored in an EMR system, with unstructured content, that includes medical imaging studies and other patient documents and content such as lab reports, to enable easy unified access by clinical staff and referring physicians, across the healthcare continuum to improve clinical and business outcomes.

As a result of these market trends, Lexmark has growth opportunities in monochrome and color laser printers and MFPs, MPS, as well as fleet management, ECM, BPM, DOM, intelligent data capture, search and medical imaging vendor neutral archive software products and solutions.

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

While profit margins on printers and MFPs have been negatively affected by competitive pricing pressure, supplies sales are higher margin and recurring. In general, as the printing and imaging market matures and printer and copier-based product markets continue to converge, the Company’s management expects competitive pressures to continue.

Lexmark’s dot matrix printers include mature products that require little ongoing investment. The Company expects that the market for these products will continue to decline, and has implemented a strategy to continue to offer high-quality products while managing cost to maximize cash flow and profit.

The content and process management software and services markets serve business customers. These markets include solutions for capturing all types of unstructured information such as hardcopy, photographs, emails, images, video, audio and faxes as well as intelligent indexing, archiving and routing of this information to streamline and automate process workflows while managing changes to both content and processes and automating governance and compliance policies. These solutions help companies leverage the value of their unstructured content by connecting it with existing enterprise applications and making it available in context within processes so that businesses can make better and faster decisions to enhance growth, improve productivity, lower costs and improve customer satisfaction. These markets also include solutions that help businesses understand existing processes, design and manage new processes, and enable the assembly of content into meaningful communications internally and with their customers and partners.

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

Challenges and Risks

In recent years, Lexmark and its principal competitors, many of which have significantly greater financial, marketing and/or technological resources than the Company, have regularly lowered prices on printers and are expected to continue to do so. Other challenges and risks faced by Lexmark include:

•      New product announcements by ISS’ principal competitors can have, and in the past, have had, a material impact on the Company’s financial results.

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

•      Refill, remanufactured, clones, counterfeits and other compatible alternatives for some of ISS’ toner and ink cartridges are available and compete with ISS’ supplies business. However, these alternatives may result in inconsistent quality and reliability. As the installed base of laser and inkjet products matures, the Company expects competitive supplies activity to increase.

•      Historically, the Company has not experienced significant supplies pricing pressure, but if supplies pricing was to come under significant pressure, the Company’s financial results could be materially adversely affected.

•      Global economic uncertainty and difficulties in the financial markets could impact the Company’s future operating results.

•      Changes in printing behavior driven by adoption of electronic processes and/or use of mobile devices such as tablets and smart phones by businesses could result in a reduction in printing, which could adversely impact consumption of supplies.

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

•      Lexmark is highly focused on delivering printing, imaging, and content and process management software solutions and services for specific industries and business processes in distributed work environments.

•      Lexmark internally develops both monochrome and color laser printing technology

•      Lexmark, through Perceptive Software, also internally develops content and process management software that includes DOM, intelligent capture, search, rich content management, and healthcare specific medical imaging and VNA software products as well as corresponding industry tailored solutions to help companies manage the lifecycle of their content and business processes all in the context of their existing enterprise applications.

•      Lexmark has leveraged its technological capabilities and its commitment to flexibility and responsiveness to build strong relationships with large-account customers and channel partners.

Lexmark’s strategy involves the following core strategic initiatives:

•      Invest in technology, hardware and software products and solutions to secure high value product installations and capture profitable supplies, software subscription, and maintenance and service annuities in document-intensive industries and business processes;

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

Refer to Part II, Item 8, Note 2 of the Notes to Consolidated Financial Statements for the summary of significant accounting policies. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

Revenue recognition may be impacted by the Company’s ability to estimate sales incentives and expected returns.

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

Multiple Element Arrangements

The Company also enters into multiple element agreements with customers which may involve the provisions of hardware and/or software, supplies, customized services such as installation, maintenance, and enhanced warranty services, and separately priced maintenance services. These bundled arrangements typically involve capital or operating leases, or upfront purchases of hardware or software products with services and supplies provided per contract terms or as needed.

The Company uses its best estimate of selling price (“BESP”) when allocating the transaction price for many of its product and service deliverables as permitted under the accounting guidance for multiple element arrangements when sufficient vendor specific objective evidence (“VSOE”) and third party evidence do not exist. BESP for the Company’s product deliverables is determined by utilizing a weighted average price approach which starts with a review of historical stand-alone sales data. Prior sales are grouped by product and key data points utilized such as the average unit price and the weighted average price in order to incorporate the frequency of each product sold at any given price. Due to the large number of product offerings, products are then grouped into common product categories (families) incorporating similarities in function and use and a BESP discount is determined by common product category. This discount is then applied to product list price to arrive at a product BESP. Best estimate of selling price for the Company’s service deliverables is determined by utilizing a cost plus margin approach as the Company does not typically sell its services on a stand-alone basis. The Company generally uses third party suppliers to provide the services component of its multiple element arrangements, thus the cost of services is generally that which is invoiced to the Company, but may also include cost estimates based on parts, labor, overhead and estimates of the number of service actions to be performed. A margin is applied to the cost of services in order to determine a best estimate of selling price, and is primarily based on consideration of internal factors such as margin objectives and pricing practices as well as competitor pricing strategies.

For multiple element agreements that include software deliverables accounted for under the industry-specific revenue recognition guidance, relative selling price must be determined by VSOE, which is based on company specific stand-alone sales data or renewal rates. For software arrangements, the Company typically uses the residual method to allocate arrangement consideration as permitted under the industry-specific revenue recognition guidance.

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

Refer to Part II, Item 8, Note 2 of the Notes to Consolidated Financial Statements for information regarding the Company’s policy for revenue recognition.

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

In spite of economic uncertainty in Eurozone economies, the Company has not experienced an increase in credit losses in EMEA and no adjustments have been recognized in the Company’s allowance for doubtful accounts specifically regarding this matter as of December 31, 2013. Approximately 37% of the Company’s trade receivables balance is related to EMEA customers.

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

Pension and Other Postretirement Plans

During the fourth quarter of 2013, the Company changed its accounting policy for the recognition of pension and other postretirement benefit plan asset and actuarial gains and losses. Under the new accounting policy, these gains and losses will be recognized in net periodic benefit cost in the year in which they occur rather than amortized over time. Results for all periods presented in this Annual Report on Form 10-K reflect the retrospective application of this accounting policy change. Refer to Part II, Item 8, Note 2 of the Notes to Consolidated Financial Statements for additional information.

The Company’s pension and other postretirement benefit costs and obligations are dependent on various actuarial assumptions used in calculating such amounts. The non-U.S. pension plans are not significant and use economic assumptions similar to the U.S. pension plan, a defined benefit plan. Significant assumptions the Company must review and set annually related to its pension and other postretirement benefit obligations are:

•      Expected long-term return on plan assets— based on long-term historical actual asset return information, the mix of investments that comprise plan assets and future estimates of long-term investment returns by reference to external sources. The Company also includes an additional return for active management, when appropriate, and deducts various expenses. The Company has elected to use the fair value rather than the market-related value of plan assets to determine expense.

•      Discount rate— reflects the rates at which benefits could effectively be settled and is based on current investment yields of high-quality fixed-income investments. The Company uses a yield-curve approach to determine the assumed discount rate based on the timing of the cash flows of the expected future benefit payments. Effective December 31, 2012, the Company changed from using a more broad-based yield curve to a newly developed above-mean yield curve for a more refined estimate of the benefit obligation.

•      Rate of compensation increase— Effective April 2006, this assumption is no longer applicable to the U.S. pension plan due to the benefit accrual freeze in connection with the Company’s 2006 restructuring actions. In addition, some of the non-U.S. pension plans are also frozen.

Plan assets are invested in equity securities, government and agency securities, mortgage-backed securities, commercial mortgage-backed securities, asset-backed securities, corporate debt, annuity contracts and other securities. The U.S. pension plan comprises a significant portion of the assets and liabilities relating to the Company’s pension plans. The investment goal of the U.S. pension plan is to achieve an adequate net investment return in order to provide for future benefit payments to its participants. U.S. asset allocation percentages as of December 31, 2013 were 40% equity and 60% fixed income investments. The U.S. pension plan employs professional investment managers to invest in U.S. equity, global equity, international developed equity, emerging market equity, U.S. fixed income, high yield bonds and emerging market debt. Each investment manager operates under an investment management contract that includes specific investment guidelines, requiring among other actions, adequate diversification, prudent use of derivatives and standard risk management practices such as portfolio constraints relating to established benchmarks. The U.S. pension plan currently uses a combination of both active management and passive index funds to achieve its investment goals.

The accounting guidance for employers’ defined benefit pension and other postretirement plans requires recognition of the funded status of a benefit plan in the statement of financial position. The change in the fair value of plan assets and net actuarial gains and losses are recognized in net periodic benefit cost in the fourth quarter of each year and whenever a remeasurement is triggered. The remaining components of pension and other postretirement benefit cost are recorded on a quarterly basis. Actuarial gains and losses may be related to actual results that differ from assumptions as well as changes in assumptions, which may occur each year. Factors that can significantly impact the amounts of such gains and losses include differences between the actual and expected return on plan assets, changes in discount rates used in the measurement of pension and other postretirement plan obligations each year, and changes in actuarial assumptions, such as plan participants’ life expectancy. Prior service cost or credit will continue to be accumulated in other comprehensive earnings and amortized over the estimated future service period of active plan participants.

For the years ended December 31, 2013, 2012, and 2011, the asset and actuarial net gains and losses on pension and other postretirement benefit plan remeasurements reflected in operating income were a gain of approximately $83 million, a loss of $22 million, and a loss of $95 million, respectively. The following table summarizes the components of the asset and actuarial net gain or loss on pension and other postretirement plan measurements during each period presented:

(Dollars in millions)	2013	2012	2011

Change in discount rate and other actuarial assumptions	$(66)	$63	$51

Actual (return) loss on plan assets	(60)	(83)	1

Expected return on plan assets	43	42	43

Total asset and actuarial net (gain) loss	$(83)	$22	$95

Actual return on plan assets	9.3%	14.4%	(0.3)%

Expected return on plan assets	6.9%	7.2%	7.2%

For the year ended December 31, 2013, the actuarial gain was primarily due to increases in discount rates. The actuarial losses in 2012 and 2011 were primarily driven by decreases in discount rates. For 2013 and 2012, asset returns exceeded expectations resulting in net asset gains of $17 million and $41 million, respectively, compared with a net asset loss of $44 million in 2011.

The following table illustrates the sensitivity of net periodic benefit cost and the projected benefit obligations for the Company’s U.S. pension plans to changes in the long-term discount rate and asset return assumptions. Under the Company’s accounting policy for pension plan asset gains and losses, changes in the actual return on plan assets are recognized as part of the annual fourth quarter plan remeasurement, or whenever a remeasurement is triggered. The expected return on plan assets assumption sensitivity applies to ongoing net periodic benefit cost recorded in interim periods. The impact of changing multiple factors below may not be achievable by combining the individual sensitivities provided below and such sensitivities are specific to the below time periods.

Change in Assumption	Increase (Decrease) in 2013 Pre-tax Net Periodic Benefit Cost for Pension Plans (in millions)	Increase (Decrease) in Projected Benefit Obligation for Pension Plans as of December 31, 2013 (in millions)

25 basis points decrease in discount rate	$(1.0)	$14.9

25 basis points increase in discount rate	0.9	(14.3)

50 basis points decrease in actual return on plan assets	3.4	No Impact

50 basis points increase in actual return on plan assets	(3.4)	No Impact

	Increase (Decrease) in 2013 Pre-tax Interim Period Net Periodic Benefit Cost for Pension Plans (in millions)	Increase (Decrease) in Projected Benefit Obligation for Pension Plans as of December 31, 2013 (in millions)

25 basis points decrease in expected return on plan assets	$1.2	No Impact

25 basis points increase in expected return on plan assets	(1.2)	No Impact

Income Taxes

The Company estimates its tax liability based on current tax laws in the statutory jurisdictions in which it operates. These estimates include judgments about deferred tax assets and liabilities resulting from temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, as well as about the realization of deferred tax assets. If the provisions for current or deferred taxes are not adequate, if the Company is unable to realize certain deferred tax assets or if the tax laws change unfavorably, the Company could potentially experience significant losses in excess of the reserves established. Likewise, if the provisions for current and deferred taxes are in excess of those eventually needed, if the Company is able to realize additional deferred tax assets or if tax laws change favorably, the Company could potentially experience significant gains. The Company considers historical profitability, future market growth, future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies in determining the need for a deferred tax valuation allowance.

We are subject to ongoing tax examinations and assessments in various jurisdictions. Accordingly, we may incur additional tax expense based upon our assessment of the more-likely-than-not outcomes of such matters. In addition, when applicable, we adjust the previously recorded tax expense to reflect examination results. Our ongoing assessments of the more-likely-than-not outcomes of the examinations and related tax positions require judgment and can materially increase or decrease our effective tax rate, as well as impact our operating results. Refer to Part II, Item 8, Note 2 of the Notes to Consolidated Financial Statements for information regarding the Company’s policy for income taxes.

Litigation and Contingencies

In accordance with guidance on accounting for contingencies, Lexmark records a provision for a loss contingency when management has determined that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Although the Company believes it has adequate provisions for any such matters, litigation is inherently unpredictable. Should developments occur that result in the need to recognize a material accrual, or should any of the Company’s legal matters result in a substantial judgment against, or settlement by the Company, the resulting liability could have a material effect on the Company’s results of operations, financial condition and/or cash flows.

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

Waste Obligation

Waste Electrical and Electronic Equipment (“WEEE”) Directives issued by the European Union require producers of electrical and electronic goods to be financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The Company’s estimated liability for these costs involves a number of uncertainties and takes into account certain assumptions and judgments including collection costs, return rates and product lives. During 2013, the Company reduced its estimated liability and recognized a $7.0 million net benefit to cost of product revenue. The adjustment was driven by changes to inputs and assumptions made by the Company during the year, including lowering its cost of collection based on collection society experience and refinement of return rate assumptions based on applying updated data from the European Union Directive. In the future, should actual costs and activities differ from the Company’s estimates and assumptions, revisions to the estimated liability may be required.

Fair Value

The Company currently uses recurring fair value measurements in several areas including marketable securities, pension plan assets and derivatives. The Company also uses fair value measurements on a nonrecurring basis when testing goodwill and long-lived assets for impairment.

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

The Company’s Level 3 recurring fair value measurements are related mostly to its investments, including auction rate securities for which recent auctions were unsuccessful. For these securities, observable pricing data was not available resulting in the Company performing a discounted cash flow analysis based on inputs that it believes market participants would use with regard to such items as expected cash flows and discount rates adjusted for liquidity premiums or credit risk. Assumptions significant to the valuation include the financial health of the issuer as well as the auction rate market in general, such as whether the market will remain illiquid and auctions will continue to fail. Valuation of these securities can be very subjective and estimates and assumptions could be revised in the future depending on market conditions and changes in the economy or credit standing of the issuer. Fair values of other marketable securities, mainly certain corporate debt securities and asset-backed and mortgaged-backed securities, are also classified as Level 3 due to (1) a low number of observed trades or pricing sources or (2) variability in the pricing data is higher than expected. There is less certainty that the fair values of these securities would be realized in the market due to the low level of observable market data.

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

Refer to Part II, Item 8, Notes 2 and 3 of the Notes to Consolidated Financial Statements for information regarding the Company’s fair value accounting policies and fair value measurements, respectively. Refer to Part II, Item 8, Note 17 of the Notes to Consolidated Financial Statements for information regarding pension plan assets.

Other-Than-Temporary Impairment of Marketable Securities

The Company records its investments in marketable securities at fair value through accumulated other comprehensive earnings in accordance with the accounting guidance for available-for-sale securities. Once these investments have been marked to market, the Company must assess whether or not its individual unrealized loss positions contain other-than-temporary impairment (“OTTI”). If an unrealized position is deemed OTTI, then the unrealized loss, or a portion thereof, must be recognized in earnings. The Company’s portfolio is made up almost entirely of debt securities for which OTTI must be recognized in accordance with the FASB OTTI guidance. The model in this guidance requires that an entity recognize OTTI in earnings for the entire unrealized loss position if the entity intends to sell or it is more likely than not the entity will be required to sell the debt security before its anticipated recovery of its amortized cost basis. If the entity does not expect to sell the debt security, but the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss is deemed to exist and OTTI shall be considered to have occurred. The OTTI is separated into two components, the amount representing the credit loss which is recognized in earnings and the amount related to all other factors which is recognized in other comprehensive income. Refer to Part II, Item 8, Note 2 of the Notes to Consolidated Financial Statements for more details regarding this guidance. The Company’s policy considers various factors in making these two assessments.

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

•      The potential that the security will need to be sold to raise capital

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

Refer to Part II, Item 8, Note 7 of the Notes to Consolidated Financial Statements for more information regarding the Company’s marketable securities.

Business Combinations

The application of the acquisition method of accounting for business combinations requires the use of significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration between identifiable intangible assets and goodwill. The fair values of identifiable intangible assets are estimated using an income approach, including the excess earnings, relief from royalty and with-and-without methods. These estimations are conducted using market participant assumptions and require projected financial information, including assumptions about future revenue growth and costs necessary to facilitate the projected growth. Other key inputs include assumptions about technological obsolescence, customer attrition rates, brand recognition and discount rates. The Company also considers market participant assumptions in its valuations of deferred revenue acquired in a business combination, including estimated costs to fulfill the obligation as well as a profit markup that would exist in the case of a hypothetical third-party servicing firm.

Goodwill and Intangible Assets

Lexmark performs an assessment of its goodwill for impairment each fiscal year as of December 31 or between annual tests if an event occurs or circumstances change that lead management to believe it is more likely than not that an impairment exists. Examples of such events or circumstances include a deterioration in general economic conditions, increased competitive environment, or a decline in overall financial performance of the Company. Goodwill is tested at the reporting unit level, which is an operating segment or one level below an operating segment (a "component") if the component constitutes a business for which discrete financial information is available and regularly reviewed by segment management. Components are aggregated as a single reporting unit if they have similar economic characteristics. Goodwill is assigned to reporting units of the Company that are expected to benefit from the synergies of the related acquisition.

Although the qualitative assessment for goodwill impairment testing is available to Lexmark, the Company performed a quantitative test of impairment in 2013 and 2012. In estimating the fair value of its reporting units, the Company generally considers a discounted cash flow analysis, which requires judgments such as projected future earnings and weighted average cost of capital, as well as certain market-based measurements, including multiples developed from prices paid in observed market transactions of comparable companies. For its estimation of the fair value of the Perceptive Software reporting unit, the Company used an equally-weighted measure based on a discounted cash flow analysis and certain market-based measurements. For its estimation of the fair value of the ISS reporting unit, the Company used a discounted cash flow analysis.

Goodwill recognized by the Company at December 31, 2013 was $456.0 million and was allocated to the Perceptive Software and ISS reporting units in the amount of $435.2 million and $20.8 million, respectively. The fair values of these reporting units were substantially in excess of their carrying values on this date. The values of Perceptive Software and ISS were heavily reliant on forecasted financial information. Key assumptions to the valuation of Perceptive Software include its ability to strengthen its channel presence and expand internationally and the revenue growth that would result therefrom.  Other key inputs to the fair value calculations include operating margin assumptions and discount rates.

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

Long-Lived Assets Held and Used

Lexmark reviews for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. If the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition are insufficient to recover the carrying value of the assets, then an impairment loss is recognized based upon the excess of the carrying value of the assets over the fair value of the assets. The determination of the asset group to be tested for recoverability is based on company-specific operating characteristics, including shared cost structures and interdependency of revenues between assets. An impairment review incorporates estimates of forecasted revenue and costs that may be associated with an asset as well as the expected periods that the asset (or asset group) may be utilized. Fair value is determined based on the highest and best use of the assets considered from the perspective of market participants, which may be different than the Company’s actual intended use of the asset (or asset group).

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

RESULTS OF OPERATIONS

Operating Results Summary

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto. During the fourth quarter of 2013, the Company changed its accounting policy for the recognition of pension and other postretirement benefit plan asset and actuarial gains and losses. Under the new accounting policy, these gains and losses will be recognized in net periodic benefit cost in the year in which they occur rather than amortized over time. Results for all periods presented in this Annual Report on Form 10-K reflect the retrospective application of this accounting policy change. The Company also changed its method of accounting for certain pension and other postretirement benefit plan costs included in inventory and capitalized software. Refer to Part II, Item 8, Note 2 of the Notes to Consolidated Financial Statements for additional information.

In addition, in the fourth quarter of 2013, Lexmark changed its method of allocating the elements of net periodic pension and other postretirement plan benefit cost to reporting segments. Historically, total net periodic benefit cost was allocated to reporting segments. Under the new allocation method, service cost, amortization of prior service cost and credit, and pension and other postretirement benefit plan settlements and curtailments will continue to be allocated to reporting segments. Interest cost, expected return on plan assets, and asset and actuarial gains and losses will be included in results for All other. Management believes that interest cost, asset returns, and actuarial gains and losses are primarily related to corporate financing and treasury decisions regarding the composition of pension assets and other factors, such as discount rates and actuarial assumptions, which are not related to the operations of Lexmark’s reportable segments. See “CRITICAL ACCOUNTING POLICIES AND ESTIMATES” in Item 7 for additional information.

The following table summarizes the results of the Company’s operations for the years ended December 31, 2013, 2012 and 2011:

	2013		2012		2011
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev
Revenue	$3,667.6	100.0%	$3,797.6	100.0%	$4,173.0	100.0%
Gross profit	1,443.9	39.4%	1,401.8	36.9%	1,564.1	37.5%
Operating expense	1,034.7	28.2%	1,210.3	31.9%	1,196.4	28.7%
Operating income	409.2	11.2%	191.5	5.0%	367.7	8.8%
Net earnings	261.8	7.1%	107.6	2.8%	275.2	6.6%

During 2013, consolidated revenue was $3.7 billion, down 3% compared to prior year. Gross profit increased 3%, Operating expense decreased 15% and Operating income increased 114% when compared to the same period in 2012.

Net earnings for the year ended December 31, 2013 increased 143% from the prior year primarily due to higher operating income. Operating income for the year ended December 31, 2013 included $54.5 million of pre-tax restructuring charges and project costs as well as $90.4 million of pre-tax acquisition-related adjustments, $69.2 million of pre-tax divestiture-related benefit, and a pension and other postretirement benefit plan asset and actuarial net gain of $83.0 million. The Company uses the term “project costs” for incremental charges related to the execution of its restructuring plans. The Company uses the term “acquisition-related adjustments” for purchase accounting adjustments and incremental acquisition and integration costs related to acquisitions.

During 2012, consolidated revenue was $3.8 billion, down 9% compared to 2011. Gross profit decreased 10%, Operating expense increased 1% and Operating income decreased 48% when compared to the same period in 2011.

Net earnings for the year ended December 31, 2012 decreased 61% from the prior year primarily due to lower operating income. Operating income in 2012 included $121.8 million of pre-tax restructuring charges and project costs, $65.8 million of pre-tax acquisition-related adjustments, and a pension and other postretirement benefit plan asset and actuarial net loss of $21.8 million.

Revenue

For the year ended December 31, 2013, consolidated revenue decreased 3% YTY, of which approximately 6% was due to the Company’s exit of inkjet technology. Currency had a negligible impact on consolidated revenue YTY.

Revenue by Reportable Segment

(Dollars in millions)	2013	2012	% Change	2012	2011	% Change
ISS	$3,444.0	$3,641.6	(5)%	$3,641.6	$4,078.2	(11)%
Perceptive Software	223.6	156.0	43%	156.0	94.8	65%
Total revenue	$3,667.6	$3,797.6	(3)%	$3,797.6	$4,173.0	(9)%

Revenue by Product

(Dollars in millions)	2013	2012	% Change	2012	2011	% Change
Hardware (1)	$762.8	$826.5	(8)%	$826.5	$990.4	(17)%
Supplies (2)	2,484.4	2,640.1	(6)%	2,640.1	2,910.6	(9)%
Software and Other (3)	420.4	331.0	27%	331.0	272.0	22%
Total revenue	$3,667.6	$3,797.6	(3)%	$3,797.6	$4,173.0	(9)%

(1)      Includes laser, inkjet, and dot matrix hardware and the associated features sold on a unit basis or through a managed service agreement

(2)      Includes laser, inkjet, and dot matrix supplies and associated supplies services sold on a unit basis or through a managed service agreement

(3)      Includes parts and service related to hardware maintenance and includes software licenses and the associated software maintenance services sold on a unit basis or as a subscription service

ISS

For the year ended December 31, 2013, ISS revenue decreased 5% compared to prior year, of which approximately 6% was due to the Company’s exit of inkjet technology. Currency had a negligible impact on ISS revenue when compared to prior year. Hardware revenue declined 8% YTY and laser hardware revenue declined 2% YTY. Large workgroup laser hardware revenue, which represented about 82% of total hardware revenue for the year ended December 31, 2013 remained flat YTY with a 3% decline in average unit revenue (“AUR”), and a 3% increase in units. Small workgroup laser hardware revenue, which for the year ended December 31, 2013 represented 17% of total hardware revenue, declined 11% YTY driven by a 15% decline in units. Small workgroup AUR increased 4% YTY. Inkjet exit hardware revenue, which for the year ended December 31, 2013 represented less than 1% of total hardware revenue, declined 92% YTY as the Company exits inkjet technology. Supplies revenue for the year ended December 31, 2013 was down 6% compared to the same period in 2012. Inkjet exit supplies revenue declined 32% YTY due to ongoing and expected declines in the inkjet install base as the Company exits inkjet technology. Laser supplies revenue increased 2% YTY.

For the year ended December 31, 2012, ISS revenue decreased 11% compared to prior year, of which approximately 6% was due to the Company’s exit of inkjet technology and 3% was due to the negative impact of currency. Hardware revenue declined 17% YTY and laser hardware revenue declined 10% YTY. Large workgroup laser hardware revenue, which represented about 76% of total hardware revenue for the year ended December 31, 2012 was down 9% YTY reflecting a 9% decline in AUR, driven by a 3% currency impact and discounting to sell prior generation laser product ahead of new product launch. Small workgroup laser hardware revenue, which for the year ended December 31, 2012 represented 18% of total hardware revenue, declined 10% YTY driven by a 9% decline in units. Small workgroup AUR declined 1%. Inkjet exit hardware revenue, which for the year ended December 31, 2012 represented 6% of total hardware revenue, declined 62% YTY as the Company exits inkjet technology. Supplies revenue for the year ended December 31, 2012 was down 9% compared to the same period in 2011. Laser supplies revenue declined 5% YTY driven by a 3% negative currency impact. Inkjet exit supplies revenue declined 21% YTY due to ongoing and expected declines in the inkjet install base as the Company exits inkjet technology.

During 2013 and 2012, no one customer accounted for more than 10% of the Company’s total revenues. In 2011, one customer, Dell, accounted for $415 million or approximately 10% of the Company’s total revenue. Sales to Dell are included primarily in the ISS reportable segment.

Perceptive Software

For the year ended December 31, 2013, software and other increased 27% YTY, driven by the YTY growth in Perceptive Software. Revenue for Perceptive Software increased 43% compared to the same period in 2012. Excluding the impact of acquisition-related adjustments, revenue for Perceptive Software for the year ended December 31, 2013 increased 48% compared to the same period in 2012. The YTY increases are due to the acquisitions of Acuo in December 2012, Twistage and AccessVia in March of 2013, Saperion in September of 2013, and Pacsgear in October of 2013, as well as organic growth of 16% in Perceptive Software. The 2013 and 2012 financial results for the Perceptive Software reportable segment include only the activity occurring after the dates of acquisition.

For the year ended December 31, 2012, software and other increased 22% YTY, driven by the YTY growth in Perceptive Software. Revenue for Perceptive Software increased 65% compared to the same period in 2011. Excluding the impact of acquisition-related adjustments, revenue for Perceptive Software for the year ended December 31, 2012 increased 62% compared to the same period in 2011. The YTY increases are due to the acquisitions of Pallas Athena in the fourth quarter of 2011, Brainware, ISYS and Nolij in the first quarter of 2012 as well as organic growth of 21% in Perceptive Software. The 2012 and 2011 financial results for the Perceptive Software reportable segment include only the activity occurring after the dates of acquisition.

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

See “Acquisition and Divestiture-Related Adjustments” section that follows for further discussion.

Revenue by Geography

The following table provides a breakdown of the Company’s revenue by geography:

(Dollars in millions)	2013	% of Total	2012	% of Total	% Change	2012	2011	% of Total	% Change
United States	$1,576.8	43%	$1,695.5	45%	(7)%	$1,695.5	$1,755.4	42%	(3)%
EMEA (Europe, the Middle East & Africa)	1,353.5	37%	1,320.3	35%	3%	1,320.3	1,531.6	37%	(14)%
Other International	737.3	20%	781.8	20%	(6)%	781.8	886.0	21%	(12)%
Total revenue	$3,667.6	100%	$3,797.6	100%	(3)%	$3,797.6	$4,173.0	100%	(9)%

For the year ended December 31, 2013, the decline in revenues compared to the same period in 2012, for all regions, principally reflects the impact of the Company’s planned exit from inkjet technologies partially offset by revenue growth principally in EMEA. For 2013 currency exchange rates had a negligible YTY impact on revenue. For 2012 currency exchange rates had a 3% unfavorable YTY impact on revenue.

Gross Profit

The following table provides gross profit information:

(Dollars in millions)	2013	2012	% Change		2012	2011	% Change
Gross profit dollars	$1,443.9	$1,401.8	3%		$1,401.8	$1,564.1	(10)%
% of revenue	39.4%	36.9%	2.5	pts	36.9%	37.5%	(0.6)	pts

For the year ended December 31, 2013, consolidated gross profit increased 3% while gross profit as a percentage of revenue increased 2.5 percentage points compared to the same period in 2012. Gross profit margin versus the same period in 2012 was impacted by a 2.9 percentage point YTY increase due to a favorable mix shift reflecting relatively less inkjet hardware and more software and laser supplies. Gross profit margin was also impacted by a 0.8 percentage point increase due to lower YTY costs of restructuring activities, acquisition-related adjustments, and a net pension and other post-retirement benefit plan net gain compared with a loss in the prior year.  This was partially offset by a 1.2 percentage point decrease YTY due to negative product margins. Gross profit for the year ended December 31, 2013 included $21.5 million of pre-tax restructuring charges and project costs, $52.4 million of pre-tax acquisition-related adjustments, and a pension and other postretirement benefit plan net gain of $17.4 million.

During 2012, consolidated gross profit decreased 10% while gross profit as a percentage of revenue decreased 0.6 percentage points compared to the same period in 2011. Gross profit margin versus the same period in 2011 was impacted by a 3.0 percentage point decrease YTY due to lower product margins, principally hardware pricing and the impact of currency. Gross profit margin was also impacted by a 1.1 percentage point decrease due to higher YTY cost of restructuring and acquisition-related activities, partially offset by lower pension and other postretirement benefit plan net losses. These were partially offset by a 3.5 percentage point YTY increase due to a favorable mix shift driven by relatively less inkjet hardware and relatively more laser supplies and software. Gross profit for the year ended December 31, 2012 included $47.8 million of pre-tax restructuring charges and project costs, $32.7 million of pre-tax acquisition-related adjustments and a pension and other postretirement benefit plan net loss of $4.3 million.

Gross profit in 2011 included $5.2 million of restructuring charges and project costs in connection with the Company’s restructuring activities, $20.4 million of pre-tax acquisition-related adjustments, and a pension and other postretirement benefit plan net loss of $21.0 million. Gross profit for 2011 includes the first full year of Perceptive Software financial results.

See “Restructuring Charges and Project Costs” and “Acquisition and Divestiture-Related Adjustments” sections that follow for further discussion.

Operating Expense

The following table presents information regarding the Company’s operating expenses during the periods indicated:

	2013		2012		2011
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev
Research and development	$287.2	7.8%	$369.1	9.7%	$405.9	9.7%
Selling, general & administrative	810.1	22.1%	805.1	21.2%	788.5	18.9%
Gain on sale of inkjet-related technology and assets	(73.5)	(2.0)%	–	–%	–	–%
Restructuring and related charges (reversals)	10.9	0.3%	36.1	1.0%	2.0	–%
Total operating expense	$1,034.7	28.2%	$1,210.3	31.9%	$1,196.4	28.7%

For the year ended December 31, 2013, Total operating expense decreased 15% compared to the same period in 2012. The decrease was primarily due to the net benefit of the sale of inkjet technology and related development resources as well as lower pre-tax restructuring and related charges and related project costs and favorable impact of the pension and other postretirement benefit plan net gain in 2013.

Research and development expenses decreased in 2013 compared to 2012, primarily due to the exit of inkjet technology and development in 2012. This was partially offset by a slight increase in SG&A expenses as increased employee variable compensation expenses and the impact of acquisitions completed in Perceptive Software were partially offset by expense reductions from the restructuring announced in August 2012.  Both research and development and SG&A expenses in 2013 reflect the pension and other postretirement benefit plan net gain compared with a net loss in 2012.

For the year ended December 31, 2012, Total operating expense increased 1.2% compared to the same period in 2011.  The increase was primarily due to higher pre-tax restructuring and related charges and related project costs. The remaining increases were primarily in the Perceptive Software segment and were driven by marketing and development expenditures as well as pre-tax acquisition related costs and adjustments from companies acquired over the last four quarters.  ISS operating expenses were lower YTY despite the increase in restructuring and related charges as the charges were more than offset by the savings reflecting expense reductions from the Company’s 2012 restructuring actions.  Restructuring and related charges increased YTY primarily in the ISS segment and in All other and were driven by the Company’s latest restructuring actions announced in 2012 related to the Company’s exiting of the development and manufacture of inkjet technology.

The following table summarizes the restructuring and related charges and project costs, acquisition-related adjustments, and the impact of the pension and other postretirement benefit plan net (gains) losses included in the Company’s operating expenses for the periods presented in the table above:

							Pension and other
	Restructuring charges and			Acquisition-related			postretirement benefit plan
	project costs			adjustments			net (gain) loss
(Dollars in millions)	2013	2012	2011	2013	2012	2011	2013	2012	2011
Research and development	$–	$–	$–	$0.7	$0.9	$0.4	$(36.0)	$7.4	$39.6
Selling, general and administrative	22.1	37.9	22.7	37.3	32.2	8.6	(29.6)	10.1	34.1
Restructuring and related charges	10.9	36.1	2.0	–	–	–	–	–	–
Total	$33.0	$74.0	$24.7	$38.0	$33.1	$9.0	$(65.6)	$17.5	$73.7

See “Restructuring Charges and Project Costs” and “Acquisition and Divestiture-Related Adjustments” sections that follow for further discussion of the Company’s restructuring plans and acquisitions.

Operating Income (Loss)

The following table provides operating income by reportable segment:

(Dollars in millions)	2013	2012	Change		2012	2011	Change
ISS	$770.3	$601.0	28%		$601.0	$779.3	(23)%
% of segment revenue	22.4%	16.5%	5.9	pts	16.5%	19.1%	(2.6)	pts

Perceptive Software	(79.5)	(72.1)	(10)%		(72.1)	(29.5)	(144)%
% of segment revenue	(35.6)%	(46.2)%	10.6	pts	(46.2)%	(31.1)%	(15.1)	pts

All other	(281.6)	(337.4)	17%		(337.4)	(382.1)	12%
Total operating income (loss)	$409.2	$191.5	114%		$191.5	$367.7	(48)%
% of total revenue	11.2%	5.0%	6.2	pts	5.0%	8.8%	(3.8)	pts

For the year ended December 31, 2013, the increase in consolidated operating income compared to the same period in 2012, reflected higher operating income in the ISS segment and a decrease in operating loss in All other. The higher ISS operating income is driven by improved laser profitability, principally reflecting lower operating expenses, combined with lower restructuring costs and the $69.2 million net benefit from the gain on sale of inkjet-related technology and assets and other divestiture costs, partially offset by reductions in income from Inkjet Exit. The decrease in operating loss in All other reflects the impact of the pension and other postretirement benefit plan net gain in 2013, compared with a net loss in 2012.

For the year ended December 31, 2012, the decrease in consolidated operating income compared to the same period in 2011, reflected lower operating income in the ISS and Perceptive Software segments partially offset by lower operating losses in All other. Lower ISS segment operating income drove the majority of YTY decline in consolidated operating income, reflecting primarily unfavorable currency movements and an increase in restructuring and related expenses and project costs. The YTY increase in operating loss for Perceptive Software reflects YTY increases in marketing and development expenditures and pre-tax acquisition-related costs and adjustments. The decrease in operating loss in All other reflects the YTY decrease in pension and other postretirement benefit plan net loss, partially offset by an increase in acquisition-related items and restructuring charges and project costs.

The following table provides restructuring and related charges and project costs, acquisition-related adjustments, and the impact of the pension and other postretirement benefit plan net (gains) losses included in the Company’s operating income for the periods presented. The $69.2 million net benefit in the 2013 table below represents the gain on sale of inkjet-related technology and assets and other divestiture costs.

				Acquisition and				Pension and other
	Restructuring charges and			divestiture-related				postretirement benefit plan
	project costs			adjustments				net (gain) loss
(Dollars in millions)	2013	2012	2011	2013	2012	2011		2013	2012	2011
ISS	$29.7	$92.6	$16.6	$(69.2)	$–	$		$–	$–	$–
Perceptive Software	4.8	0.7	–	72.8	46.9		26.1	–	–	–
All other	20.0	28.5	13.3	17.6	18.9		3.3	(83.0)	21.8	94.7
Total	$54.5	$121.8	$29.9	$21.2	$65.8		$29.4	$(83.0)	$21.8	$94.7

See “Restructuring Charges and Project Costs” and “Acquisition and Divestiture-Related Adjustments” sections that follow for further discussion.

Interest and Other

The following table provides interest and other information:

(Dollars in millions)	2013	2012	2011
Interest expense, net	$33.0	$29.6	$29.9
Other expense (income), net	4.5	(0.5)	(0.6)
Loss on extinguishment of debt	3.3	–	–
Total interest and other expense (income), net	$40.8	$29.1	$29.3

During 2013, total interest and other (income) expense, net, was an expense of $40.8 million, a 40% increase compared to the same period in 2012. The loss of $3.3 million on extinguishment of debt is comprised of $3.2 million of premium paid upon repayment of the Company’s 2013 senior notes and $0.1 million related to the write-off of related debt issuance costs.

During 2012, total interest and other (income) expense, net, was an expense of $29.1 million, a 1% decrease compared to the same period in 2011.

Provision for Income Taxes and Related Matters

The Company’s effective income tax rate was approximately 28.9%, 33.8% and 18.7% in 2013, 2012 and 2011, respectively. Refer to Part II, Item 8, Note 14 of the Notes to Consolidated Financial Statements for a reconciliation of the Company’s effective tax rate to the U.S. statutory rate.

The 4.9 percentage point decrease of the effective tax rate from 2012 to 2013 was due primarily to a geographic shift in earnings toward lower tax jurisdictions in 2013 compared to 2012, and to the reenactment of the U.S. research and experimentation tax credit for the tax year 2012, which was recorded in 2013, the year of the enactment.

The 15.1 percentage point increase of the effective tax rate from 2011 to 2012 was due primarily to a geographic shift in earnings toward higher tax jurisdictions in 2012 compared to 2011, and to the lack of the U.S. research and experimentation tax credit in 2012.

In January of 2013, the President signed into law The American Taxpayer Relief Act of 2012, which contained provisions that retroactively extended the U.S. research and experimentation tax credit to 2012 and 2013. Because the extension did not happen by December 31, 2012, the Company’s effective income tax rate for 2012 did not include the benefit of the credit for 2012. However, because the credit was retroactively extended to include 2012, the Company recognized the full benefit of the 2012 credit in the first quarter of 2013. The amount of the benefit was $6.0 million.

Net Earnings and Earnings per Share

The following table summarizes net earnings and basic and diluted net earnings per share:

(Dollars in millions, except per share amounts)	2013	2012	2011
Net earnings	$261.8	$107.6	$275.2
Basic earnings per share	$4.16	$1.57	$3.57
Diluted earnings per share	$4.08	$1.55	$3.53

Net earnings for the year ended December 31, 2013 increased 143% from the prior year primarily due to higher operating income and a lower effective tax rate. For 2013, the YTY increase in basic and diluted earnings per share was primarily due to the increase in net earnings and decrease in the average number of shares outstanding, due to the Company’s share repurchases.

Net earnings for the year ended December 31, 2012 decreased 61% from the prior year primarily due to lower operating income combined with a higher effective tax rate when compared to the same period in 2011. For 2012, the YTY decrease in basic and diluted earnings per share was primarily due to the decrease in net earnings partially offset by the decrease in the average number of shares outstanding, due to the Company’s share repurchases.

RESTRUCTURING CHARGES AND PROJECT COSTS

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

In the second quarter of 2013, the Company sold its inkjet-related technology and assets. Refer to Part II, Item 8, Note 4 of the Notes to Consolidated Financial Statements for more information.

The 2012 Restructuring Actions are expected to impact about 2,063 positions worldwide, including 300 manufacturing positions. The 2012 Restructuring Actions will result in total pre-tax charges, including project costs, of approximately $232 million with $179.3 million incurred to date and approximately $52.7 million to be incurred in 2014 and 2015. The Company expects the total cash costs of the 2012 Restructuring Actions to be approximately $148 million with $100.9 million incurred to date and the remaining $47.1 million impacting 2014 and 2015. The anticipated timing of cash outlays for the 2012 Restructuring Actions is $60.3 million in 2014 and 2015, with cash outlays of approximately $49.7 million in 2013 and $38 million in 2012. Lexmark expects the 2012 Restructuring Actions to generate savings of $138 million in 2014, with ongoing annual savings beginning in 2015 of approximately $168 million, of which approximately $125 million will be cash savings. These ongoing savings should be split approximately 70% to Operating expense and 30% to Cost of revenue. The Company expects these actions to be complete by the end of 2015.

Refer to Part II, Item 8, Note 5 of the Notes to Consolidated Financial Statements for a description of the Company’s Other Restructuring Actions. In the fourth quarter of 2013 employee termination benefit charges were incurred for actions that were not a part of an announced plan. The Other Restructuring Actions are substantially completed and any remaining charges to be incurred are expected to be immaterial.

Refer to Part II, Item 8, Note 5 of the Notes to Consolidated Financial Statements for a rollforward of the liability incurred for the 2012 Restructuring Actions and the Other Restructuring Actions.

Impact to 2013 Financial Results

For the year ended December 31, 2013, the Company incurred charges (reversals), including project costs, of $54.5 million for the Company’s restructuring plans as follows:

	2012	2012		Other
	Actions	Actions		Actions
	Restructuring	Restructuring	2012	Restructuring	Other
	Charges	Project	Actions	Charges	Actions
(Dollars in millions)	(Note 5)	Costs	Total	(Note 5)	Total	Total
Accelerated depreciation charges	$11.1	$–	$11.1	$–	$–	$11.1
Excess components and other inventory-related charges	15.8	–	15.8	–	–	15.8
Employee termination benefit charges	9.2	–	9.2	1.9	1.9	11.1
Contract termination and lease charges	(0.2)	–	(0.2)	–	–	(0.2)
Project costs	–	16.7	16.7	–	–	16.7
Total restructuring charges/project costs	$35.9	$16.7	$52.6	$1.9	$1.9	$54.5

Restructuring charges/project costs for the 2012 Restructuring Actions and Other Restructuring Actions are recorded in the Company’s Consolidated Statements of Earnings for the year ended December 31, 2013 as follows:

			Selling, general	Restructuring	Impact on
	Restructuring-	Impact on	and	and related	Operating
(Dollars in millions)	related costs	Gross profit	administrative	charges	income
Accelerated depreciation charges	$5.6	$5.6	$5.5	$–	$11.1
Excess components and other inventory-related charges	15.8	15.8	–	–	15.8
Employee termination benefit charges	–	–	–	11.1	11.1
Contract termination and lease charges	–	–	–	(0.2)	(0.2)
Project costs	0.1	0.1	16.6	–	16.7
Total restructuring charges/project costs	$21.5	$21.5	$22.1	$10.9	$54.5

For the year ended December 31, 2013, the Company incurred restructuring charges and project costs related to the 2012 Restructuring Actions of $29.7 million in ISS, $19.9 million in All other and $3.0 million in Perceptive Software. The Company incurred restructuring charges and project costs related to the Other Restructuring Actions of $0.1 million in All other and $1.8 million in Perceptive Software.

Impact to 2012 Financial Results

For the year ended December 31, 2012, the Company incurred charges (reversals), including project costs, of $121.8 million for the Company’s restructuring plans as follows:

		2012
	2012	Actions	2012		Other
	Actions	Restructuring	Actions		Actions	Other
	Restructuring	Pension	Restructuring	2012	Restructuring	Actions	Other
	Charges	Costs	Project	Actions	Charges	Restructuring	Actions
(Dollars in millions)	(Note 5)	(Note 17)	Costs	Total	(Note 5)	Project Costs	Total	Total
Accelerated depreciation charges	$49.3	$–	$–	$49.3	$0.1	$–	$0.1	$49.4
Excess components and other inventory-related charges	17.7	–	–	17.7	–	–	–	17.7
Impairments on long-lived assets held for sale	0.6	–	–	0.6	1.5	–	1.5	2.1
Employee termination benefit charges	31.1	–	–	31.1	(0.1)	–	(0.1)	31.0
Contract termination and lease charges	4.2	–	–	4.2	0.9	–	0.9	5.1
Pension and postretirement curtailment loss and termination benefits	–	7.9	–	7.9	–	–	–	7.9
Project costs	–	–	8.3	8.3	–	0.3	0.3	8.6
Total restructuring charges/project costs	$102.9	$7.9	$8.3	$119.1	$2.4	$0.3	$2.7	$121.8

Restructuring charges/project costs for the 2012 Restructuring Actions and Other Restructuring Actions are recorded in the Company’s Consolidated Statements of Earnings for the year ended December 31, 2012 as follows:

			Selling, general	Restructuring	Impact on
	Restructuring-	Impact on	and	and related	Operating
(Dollars in millions)	related costs	Gross profit	administrative	charges	income
Accelerated depreciation charges	$29.5	$29.5	$19.9	$–	$49.4
Excess components and other inventory-related charges	17.7	17.7	–	–	17.7
Impairments on long-lived assets held for sale	0.6	0.6	1.5	–	2.1
Employee termination benefit charges	–	–	–	31.0	31.0
Contract termination and lease charges	–	–	–	5.1	5.1
Pension and postretirement curtailment loss and termination benefits	–	–	7.9	–	7.9
Project costs	–	–	8.6	–	8.6
Total restructuring charges/project costs	$47.8	$47.8	$37.9	$36.1	$121.8

For the year ended December 31, 2012, the Company incurred restructuring charges and project costs related to the 2012 Restructuring Actions of $91.8 million in ISS, $26.6 million in All other and $0.7 million in Perceptive Software. The Company incurred restructuring charges and project costs related to the Other Restructuring Actions of $0.8 million in ISS and $1.9 million in All other.

Impact to 2011 Financial Results

For the year ended December 31, 2011, the Company incurred charges (reversals), including project costs, of $29.9 million for the Company’s restructuring plans as follows:

	2012	2012		Other
	Actions	Actions		Actions	Other
	Restructuring	Restructuring	2012	Restructuring	Actions	Other
	Charges	Project	Actions	Charges	Restructuring	Actions
(Dollars in millions)	(Note 5)	Costs	Total	(Note 5)	Project Costs	Total	Total
Accelerated depreciation charges	$4.5	$–	$4.5	$2.4	$–	$2.4	$6.9
Impairments on long-lived assets held for sale	–	–	–	4.6	–	4.6	4.6
Employee termination benefit charges	3.1	–	3.1	(1.0)	–	(1.0)	2.1
Contract termination and lease charges	–	–	–	(0.1)	–	(0.1)	(0.1)
Project costs	–	–	–	–	16.4	16.4	16.4
Total restructuring charges/project costs	$7.6	$–	$7.6	$5.9	$16.4	$22.3	$29.9

Restructuring charges/project costs for the 2012 Restructuring Actions and Other Restructuring Actions are recorded in the Company’s Consolidated Statements of Earnings for the year ended December 31, 2011 as follows:

			Selling, general	Restructuring	Impact on
	Restructuring-	Impact on	and	and related	Operating
(Dollars in millions)	related costs	Gross profit	administrative	charges	income
Accelerated depreciation charges	$4.5	$4.5	$2.4	$–	$6.9
Impairments on long-lived assets held for sale	–	–	4.6	–	4.6
Employee termination benefit charges	–	–	–	2.1	2.1
Contract termination and lease charges	–	–	–	(0.1)	(0.1)
Project costs	–	0.7	15.7	–	16.4
Total restructuring charges/project costs	$4.5	$5.2	$22.7	$2.0	$29.9

For the year ended December 31, 2011, the Company incurred restructuring charges and project costs related to the 2012 Restructuring Plan of $7.6 million in ISS. The Company incurred restructuring charges and project costs related to the Other Restructuring Actions of $9.0 million in ISS and $13.3 million in All other.

In 2011, the Company recorded impairment charges of $1.0 million related to its manufacturing facility in Juarez, Mexico, and $3.6 million related to one of its support facilities in Boigny, France for which the current fair values had fallen below the carrying values. Subsequent to the impairment charge, the Juarez, Mexico facility was sold and the Company recognized a $0.6 million pre-tax gain on the sale that is included in the $29.9 million total restructuring charges presented above as project costs related to the Company’s Other Restructuring Actions.

ACQUISITION AND DIVESTITURE-RELATED ADJUSTMENTS

Pre-tax acquisition and divestiture-related adjustments affected the Company’s financial results as follows:

(Dollars in Millions)	2013	2012	2011
Reduction in revenue	$15.9	$5.5	$4.9
Amortization of intangible assets	56.9	41.4	21.2
Acquisition and integration costs	17.6	18.9	3.3
Total acquisition-related adjustments	$90.4	$65.8	$29.4
Gain on sale of inkjet-related technology and assets	(73.5)	–	–
Divestiture costs	4.3	–	–
Total divestiture-related adjustments	(69.2)	–	–
Total acquisition and divestiture-related adjustments	$21.2	$65.8	$29.4

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

Reductions in revenue result from business combination accounting rules when deferred revenue balances assumed as part of acquisitions are adjusted down to fair value. Fair value approximates the cost of fulfilling the service obligation, plus a reasonable profit margin. Subsequent to acquisitions, the Company analyzes the amount of amortized revenue that would have been recognized had the acquired company remained independent and had the deferred revenue balances not been adjusted to fair value. The $15.9 million, $5.5 million and $4.9 million downward adjustments to revenue for 2013, 2012 and 2011, respectively, are reflected in Revenue presented on the Company’s Consolidated Statements of Earnings. The Company expects future pre-tax reductions in revenue of approximately $8 million for 2014.

Due to business combination accounting rules, intangible assets are recognized as a result of acquisitions which were not previously presented on the balance sheet of the acquired company. These intangible assets consist primarily of purchased technology, customer relationships, trade names, in-process research and development and non-compete agreements. Subsequent to the acquisition date, some of these intangible assets begin amortizing and represent an expense that would not have been recorded had the acquired company remained independent. The Company incurred the following on the Consolidated Statements of Earnings for the amortization of intangible assets.

Amortization of intangible assets:

(Dollars in Millions)	2013	2012	2011
Recorded in Cost of product revenue	$36.5	$27.2	$15.5
Recorded in Research and development	0.7	0.9	0.4
Recorded in Selling, general and administrative	19.7	13.3	5.3
Total amortization of intangible assets	$56.9	$41.4	$21.2

For 2014, the Company expects pre-tax charges for the amortization of intangible assets to be approximately $67 million.

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

During 2013, 2012 and 2011 the Company incurred $17.6 million, $18.9 million and $3.3 million, respectively, in Selling, general and administrative on the Company’s Consolidated Statements of Earnings for acquisition and integration costs. The Company expects pre-tax adjustments for acquisition and integration expenses of approximately $17 million for 2014.

Divestiture

Refer to Part II, Item 8, Note 4 of the Notes to Consolidated Financial Statements for information regarding the gain recognized upon sale of inkjet-related technology and assets.

In connection with the sale of the Company’s inkjet-related technology and assets, the Company incurred expenses that would not have been incurred otherwise. Divestiture-related costs consist of employee travel expenses and compensation, consulting costs, training costs and transition services including non-cash charges related to assets used in providing the transition services. These costs are incremental to normal operating charges and are expensed as incurred. During 2013 the Company incurred $4.3 million in Selling, general and administrative on the Company’s Consolidated Statements of Earnings for divestiture-related costs. The Company expects pre-tax adjustments for divestiture-related expenses of approximately $3 million for 2014.

PENSION AND OTHER POSTRETIREMENT PLANS

The following table provides the total pre-tax benefit costs related to Lexmark’s pension and other postretirement plans for the years 2013, 2012, and 2011. These amounts reflect the Company’s 2013 change in accounting policy for pension and other postretirement benefit plan asset and actuarial gains and losses. Refer to Part II, Item 8, Note 2 of the Notes to Consolidated Financial Statements for additional information.

(Dollars in Millions)	2013	2012	2011
Total cost of pension and other postretirement plans	$(59.6)	$52.7	$118.1
Comprised of:
Defined benefit pension plans	$(86.5)	$25.6	$94.6
Defined contribution plans	28.3	26.0	25.6
Other postretirement plans	(1.4)	1.1	(2.1)

Defined benefit pension expense decreased $112.1 million in 2013. Defined benefit pension expense amounts in 2013 included an asset and actuarial net gain of $80.6 million, compared with a net loss of $23.4 million in 2012. Amounts in 2012 also included a net curtailment loss of $6.7 million. The $2.5 million decrease in postretirement expense in 2013 was primarily due to an actuarial net gain of $2.4 million in 2013, compared with a gain of $1.6 million in 2012. Postretirement expense also included a net curtailment loss of $0.7 million in 2012.

Defined benefit pension expense decreased $69.0 million in 2012.  Defined benefit pension expense amounts in 2012 included an asset and actuarial net loss of $23.4 million, compared with a net loss of $96.1 million in 2011. Amounts in 2012 also included a net curtailment loss of $6.7 million compared with a gain of $0.3 million in 2011. The $3.2 million increase in postretirement expense in

2012 was primarily due to lower amortization of prior service credit of $0.2 million during the year compared with a credit of $3.4 million in 2011, and a net curtailment loss of $0.7 million in 2012. Postretirement expense in 2012 and 2011 included actuarial gains of $1.6 million and $1.4 million, respectively.

The defined benefit pension and other postretirement benefit plan asset and actuarial net gains and losses discussed above are driven by changes in discount rates, actuarial assumptions such as mortality rates, and assumptions about asset returns. See “CRITICAL ACCOUNTING POLICIES AND ESTIMATES” in Item 7 for components of the Company’s 2013 asset and actuarial net gain for its defined benefit pension and other postretirement plans.

Future effects of retirement-related benefits on the operating results of the Company depend on economic conditions, employee demographics, mortality rates and investment performance. See “CRITICAL ACCOUNTING POLICIES AND ESTIMATES” in Item 7 for a sensitivity analysis for long-term assumptions for the Company’s U.S. pension plans.

The funding requirement for single-employer defined benefit pension plans under the Pension Protection Act of 2006 (“the Act”) are largely based on a plan’s calculated funded status, with accelerated payments for any funding shortfalls. The Act directs the U.S. Treasury Department to develop a new yield curve to discount pension obligations for determining the funded status of a plan when calculating the funding requirements.

Refer to Part II, Item 8, Note 17 of the Notes to Consolidated Financial Statements for additional information relating to the Company’s pension and other postretirement plans.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position

Lexmark’s financial position remains strong at December 31, 2013, with working capital of $824.8 million compared to $476.6 million at December 31, 2012. The $348.2 million increase in working capital accounts was primarily due to the issuance of $400 million of long-term debt and subsequent repayment of the 2013 senior notes in March 2013. Cash and cash equivalents and current marketable securities increased $148.9 million driven by strong operating cash flows and proceeds from the sale of inkjet related technology and assets. This increase was somewhat offset by acquisitions of companies, dividend payments and share repurchases. The Company repurchased shares in the amount of $82 million and made cash dividend payments of $75.3 million during the year.

At December 31, 2013 and December 31, 2012, the Company had senior note debt of $699.6 million and $649.6 million, respectively. The Company had no amounts outstanding under its U.S. trade receivables financing program or its revolving credit facility at December 31, 2013 or December 31, 2012.

The debt to total capital ratio was stable at 34% at December 31, 2013 and December 31, 2012. The debt to total capital ratio is calculated by dividing the Company’s outstanding debt by the sum of its outstanding debt and total stockholders’ equity.

Liquidity

The following table summarizes the Company’s Consolidated Statements of Cash Flows for the years indicated:

(Dollars in millions)	2013	2012	2011
Net cash flow provided by (used for):
Operating activities	$480.0	$421.3	$401.0
Investing activities	(309.4)	(302.5)	(106.9)
Financing activities	(107.7)	(263.4)	(272.3)
Effect of exchange rate changes on cash	(2.1)	0.9	(3.2)
Net change in cash and cash equivalents	$60.8	$(143.7)	$18.6

The Company’s primary source of liquidity has been cash generated by operations, which totaled $480.0 million, $421.3 million, and $401.0 million in 2013, 2012, and 2011, respectively. Cash from operations generally has been sufficient to allow the Company to fund its working capital needs and finance its capital expenditures and acquisitions. Management believes that cash provided by operations will continue to be sufficient on a worldwide basis to meet operating and capital needs as well as the funding of expected dividends and share repurchases for the next twelve months. However, in the event that cash from operations is not sufficient, the Company has substantial cash and cash equivalents and current marketable securities balances and other potential sources of liquidity through utilization of its trade receivables financing program and revolving credit facility or access to the private and public debt markets. The Company may choose to use these sources of liquidity from time to time, including during 2014, to fund strategic acquisitions, dividends, and/or share repurchases.

As of December 31, 2013, the Company held $1,054.7 million in Cash and cash equivalents and current Marketable securities. The Company’s ability to fund operations from this balance could be limited by the liquidity in the market as well as possible tax implications of moving proceeds across jurisdictions. Of this amount, approximately $1,014.5 million of Cash and cash equivalents and current Marketable securities were held by foreign subsidiaries. The Company utilizes a variety of financing strategies with the objective of having its worldwide cash available in the locations where it is needed. However, if amounts held by foreign subsidiaries were needed to fund operations in the U.S., the Company could be required to accrue and pay taxes to repatriate a large portion of these funds. The Company’s intent is to permanently reinvest undistributed earnings of low tax rate foreign subsidiaries and current plans do not demonstrate a need to repatriate them to fund operations in the U.S.

As of December 31, 2012, the Company held $905.8 million in Cash and cash equivalents and current Marketable securities. Of this amount, approximately $869.8 million of Cash and cash equivalents and current Marketable securities were held by foreign subsidiaries.

A discussion of the Company’s additional sources of liquidity is included in the Financing activities section to follow.

Operating activities

The Company continues to generate significant annual cash flow from operations. After the decrease in earnings in 2012 versus 2011, earnings and cash flow from operations increased in 2013 to $261.8 million and $480.0 respectively, reflecting lower cash outlays, and increased collections.

The $58.7 million increase in cash flow from operating activities from 2012 to 2013 was driven by the following factors.

Trade receivables balance decreased $78.3 million in 2013 while they increased $57.2 million in 2012, excluding receivables recognized from business combinations. This $135.5 million fluctuation between the activity in 2013 and that of 2012 is driven largely by timing of sales as well as a decrease in days sales outstanding. The decrease in days sales outstanding reflects improved collection efforts.

The favorable YTY change in Accrued liabilities and in Other assets and liabilities, collectively, was $66.5 million comparing 2013 to 2012. The largest factors behind the YTY movement included increased incentive compensation accruals and marketing program accruals. Annual incentive compensation accruals, which are expected to be paid in first quarter of 2014, were up approximately $49 million in 2013 compared to 2012. Marketing program accruals increased $24 million in 2013 compared to a $10 million decrease in 2012. Cash paid for income taxes had a negative impact on cash flows from operations as detailed in Part II, Item 8, Note 14 of the Notes to Consolidated Financial Statements. The negative impact for cash paid from income taxes was partially offset by other tax related accruals.

The activities above were partially offset by the following factors.

Although Net Earnings increased $154.2 million for the full year 2013 as compared to the full year 2012, the YTY increase in Net Earnings was affected by the non-cash Pension and other postretirement (income) expense and Gain on the sale of inkjet-related technology and assets of $114.6 million and $75.3 million, respectively.

Accounts payable decreased $38.3 million in 2013 while they increased $22.0 million in 2012. The decrease in 2013 is driven by the exit of inkjet business and utilization of on-hand inventory.

Inventories decreased $7.3 million in 2013 and $58.2 million in 2012. This reflects continued improvement in inventory management and reduced inventory levels due to exit of inkjet business.

Refer to the contractual cash obligations table that follows for additional information regarding items that will likely impact the Company’s future cash flows.

The $20.3 million increase in cash flow from operating activities from 2011 to 2012 was driven by the following factors.

The favorable YTY change in Accrued liabilities and in Other assets and liabilities, collectively, was $176.5 million comparing 2012 to 2011. The largest factors behind the YTY movement included cash paid for income taxes, annual incentive compensation payments, less increase in capital lease receivables, and pension and postretirement funding. Refer to Part II, Item 8, Note 14 of the Notes to Consolidated Financial Statements for information related to cash paid for income taxes. Annual incentive compensation payments were approximately $10 million in 2012 compared to $65 million in 2011. The decrease of capital lease receivables YTY generated a favorable impact of $20.1 million. The Company also made approximately $39 million of pension and post retirement plan payments in 2012 compared to the net contribution of $31 million in 2011.

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

Net Earnings decreased $167.6 million for the full year 2012 as compared to the full year 2011. However, the YTY decrease in Net Earnings was affected by a YTY increase in depreciation and amortization as well as other charges related to restructuring actions not funded during 2012. Conversely, Net Earnings was also affected by the $65.8 million decrease in the non-cash Pension and other postretirement (income) expense.

Trade receivables balances increased $57.2 million in 2012 while they decreased $24.0 million in 2011, excluding receivables recognized from business combinations. This $81.2 million fluctuation between the activity in 2012 and that of 2011 is driven largely by increased delinquencies as well as an increase in days sales outstanding. The increase in days sales outstanding reflects the changing mix of the Company’s business toward solutions, software and MPS, which have longer collection periods than traditional hardware and supplies.

      Cash conversion days

	2013	2012	2011
Days of sales outstanding	40	49	39
Days of inventory	41	39	46
Days of payables	73	72	68
Cash conversion days	9	16	18

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

Please note that cash conversion days presented above may not be comparable to similarly titled measures reported by other registrants. The cash conversion days in the table above may not foot due to rounding.  The 2013 cash conversion days were exceptional; the Company does not expect to maintain the same level of performance in early 2014.  Cash conversion days in early 2014 will likely align closer to prior trends.

Investing activities

The $6.9 million increase in net cash flows used for investing activities during 2013 compared to that of 2012 was driven by the $267.7 million decrease in proceeds from marketable securities offset by the decrease in business acquisitions of $99.3 million, a $68.3 million decrease in purchases of marketable securities and proceeds from the sale of inkjet-related technology and assets of $97.6 million.

The $195.6 million increase in net cash flows used for investing activities during 2012 compared to that of 2011 was driven by the $204.0 million increase in business acquisitions.

The Company’s business acquisitions, marketable securities and capital expenditures are discussed below.

      Business acquisitions

In 2013, cash flow used to acquire businesses was lower than 2012 due to the acquisitions of AccessVia, Twistage, Saperion and PACSGEAR at a total net purchase price of $146.1 million compared to Brainware, ISYS, Nolij, and Acuo, which were acquired in 2012 for $245.4 million. AccessVia provides industry-leading signage solutions to create and produce retail shelf-edge materials, all from a single platform, which can be directed to a variety of output devices and published to digital signs or electronic shelf tags.

Twistage offers an industry-leading, pure cloud software platform for managing video, audio and image content. Saperion is a European-based leader in ECM solutions, focused on providing document archive and workflow solutions. PACSGEAR is a leading provider of connectivity solutions for healthcare providers to capture, manage and share medical images and related documents and integrate them with existing picture archiving and communication systems and EMR systems.

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

Refer to Part II, Item 8, Note 4 of the Notes to Consolidated Financial Statements for additional information regarding business combinations.

      Marketable securities

The Company increased its marketable securities investments in 2013 by $94.0 million primarily with proceeds from the debt issuance and the sale of inkjet-related technology and assets. The Company decreased its marketable securities investments in 2012 and 2011 by $105.4 million and $86.4 million, respectively.

The Company’s investments in marketable securities are classified and accounted for as available-for-sale and reported at fair value. At December 31, 2013 and December 31, 2012, the Company’s marketable securities portfolio consisted of asset-backed and mortgage-backed securities, corporate debt securities, preferred and municipal debt securities, U.S. government and agency debt securities, international government securities, certificates of deposit and commercial paper. The Company’s auction rate securities, valued at $6.7 million and $6.3 at December 31, 2013 and December 31, 2012, respectively, were reported in the noncurrent assets section of the Company’s Consolidated Statements of Financial Position.

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

The Company assesses its marketable securities for other-than-temporary declines in value in accordance with the model provided under the FASB’s amended guidance, which was adopted in the second quarter of 2009. The Company has disclosed in the Critical Accounting Policies and Estimates portion of Management’s Discussion and Analysis its policy regarding the factors it considers and significant judgments made in applying the amended guidance. There were no major developments during 2013 with respect to OTTI of the Company’s marketable securities. Specifically regarding the Company’s auction rate securities, the most illiquid securities in the portfolio, Lexmark has previously recognized OTTI on only one security due to credit events involving the issuer and the insurer. Because of the Company’s liquidity position, it is not more likely than not that the Company will be required to sell the auction rate securities until liquidity in the market or optional issuer redemption occurs. The Company could also hold the securities to maturity if it chooses. Additionally, if Lexmark required capital, the Company has available liquidity through its trade receivables facility and revolving credit facility. Given these circumstances, the Company would only have to recognize OTTI on its auction rate securities if the present value of the expected cash flows is less than the amortized cost of the individual security.

Level 3 fair value measurements are based on inputs that are unobservable and significant to the overall valuation. Level 3 measurements were 1.1% of the Company’s total available-for-sale marketable securities portfolio at December 31, 2013 compared to 2.1% at December 31, 2012.

Refer to Part II, Item 8, Note 3 of the Notes to Consolidated Financial Statements for additional information regarding fair value measurements. Refer to Part II, Item 8, Note 7 of the Notes to Consolidated Financial Statements for additional information regarding marketable securities.

      Capital expenditures

The Company invested $167.4 million, $162.2 million, and $156.5 million into Property, plant and equipment for the years 2013, 2012 and 2011, respectively. Further discussion regarding 2013 capital expenditures as well as anticipated spending for 2014 are provided near the end of Item 7.

Financing activities

The fluctuations in the net cash flows used for financing activities were principally due to the Company’s share repurchases and net proceeds from the issuance of senior notes. In 2013, cash flows used for financing activities were $107.7 million, due mainly to net proceeds from debt activities of $47.3 million, share repurchases of $82.0 million and dividend payments of $75.3 million. In 2012, cash flows used for financing activities were $263.4 million, due mainly to share repurchases of $190.0 million and dividend payments of $78.6 million, less proceeds from employee stock plans of $5.8 million. In 2011, cash flows used for financing activities were $272.3 million, due mainly to share repurchases of $250 million, dividend payment of $18 million as well as the $7.1 million repayment of debt assumed by the Company in the fourth quarter acquisition of Pallas Athena.

      Intra-period financing activities

The Company used its trade receivables facility, bank overdrafts and other financing sources to supplement daily cash needs of the Company and its subsidiaries in 2013. Such borrowings were repaid in very short periods of time and were not material to the Company’s overall liquidity position or its financial statements.

      Share repurchases and dividend payments

The Company’s capital return framework is to return, on average, more than 50 percent of free cash flow to its shareholders through dividends and share repurchases. During 2013, the Company repurchased approximately 2.7 million shares of its Class A Common Stock at a cost of $82 million through four accelerated share repurchase agreements executed during the period. As of December 31, 2013, there was approximately $169 million of remaining share repurchase authority from the Board of Directors. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. Refer to Part II, Item 8, Note 15 of the Notes to Consolidated Financial Statements for additional information regarding share repurchases. During 2012, the Company repurchased approximately 8.1 million shares of its Class A Common Stock at a cost of $190 million through four accelerated share repurchase agreements executed during the period. During 2011, the Company repurchased approximately 7.9 million shares of its Class A Common Stock at a cost of $250 million through two accelerated share repurchase agreements executed during the period.

The Company’s board declared dividends each quarter during 2013. Refer to Part II, Item 8, Note 15 of the Notes to Consolidated Financial Statements for additional information.

On February 20, 2014, subsequent to the date of the financial statements, the Company’s Board of Directors declared a cash dividend of $0.30 per share. The cash dividend will be paid on March 14, 2014, to shareholders of record as of the close of business on March 3, 2014. Future declarations of quarterly dividends are subject to approval by the Board of Directors and may be adjusted as business needs or market conditions change.

After the close of the markets on January 28, 2014, the Company entered into an ASR Agreement with a financial institution counterparty to repurchase additional shares of the Company’s Class A Common Stock. Refer to Part II, Item 8, Note 21 of the Notes to Consolidated Financial Statements for additional information.

      Senior Note Debt

In March 2013, the Company completed a public debt offering of $400.0 million aggregate principal amount of fixed rate senior unsecured notes. The notes with an aggregate principal amount of $400.0 million and 5.125% coupon were priced at 99.998% to have an effective yield to maturity of 5.125% and will mature March 15, 2020 (referred to as the “2020 senior notes”). The 2020 senior notes will rank equally with all existing and future senior unsecured indebtedness. The notes from the May 2008 public debt offering with an aggregate principal amount of $300.0 million and 6.65% coupon were priced at 99.73% to have an effective yield to maturity of 6.687% and will mature June 1, 2018 (referred to as the “2018 senior notes”). At December 31, 2013 and December 31, 2012, the outstanding balance of senior note debt was $699.6 million and $649.6 million, respectively, net of discount.

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

In March 2013, the Company repaid its $350.0 million principal amount of 5.90% senior notes that were due on June 1, 2013 (referred to as the “2013 senior notes”). For the year ended December 31, 2013, a loss of $3.3 million was recognized in the Consolidated Statements of Earnings, related to $3.2 million of premium paid upon repayment and $0.1 million related to the write-off of related debt issuance costs.

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

Trade Receivables Facility

In the U.S., the Company and one of its wholly-owned consolidated entities transfers a majority of their receivables to its wholly-owned subsidiary, Lexmark Receivables Corporation (“LRC”), which then may transfer the receivables on a limited recourse basis to an unrelated third party. The financial results of LRC are included in the Company’s consolidated financial results since it is a wholly-owned subsidiary. LRC is a separate legal entity with its own separate creditors who, in a liquidation of LRC, would be entitled to be satisfied out of LRC’s assets prior to any value in LRC becoming available for equity claims of the Company. The Company accounts for transfers of receivables from LRC to the unrelated third party as a secured borrowing with the pledge of its receivables as collateral since LRC has the ability to repurchase the receivables interests at a determinable price.

In October 2013, the trade receivables facility was amended by extending the term of the facility to October 9, 2014. In addition, Perceptive Software, LLC became an originator under the facility, permitting advancements under the facility as receivables are originated by Perceptive Software, LLC and transferred to LRC. The maximum capital availability under the facility remains at $125 million under the amended agreement. There were no secured borrowings outstanding under the trade receivables facility at December 31, 2013 or December 31, 2012.

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

Revolving Credit Facility

Effective February 5, 2014, Lexmark amended its current $350 million 5-year senior, unsecured, multicurrency revolving credit facility, entered into on January 18, 2012, by increasing its size to $500 million. In addition, the maturity date of the amended credit facility was extended to February 5, 2019. Please refer to Part II, Item 8, Note 21 of the Notes to Consolidated Financial Statements for more information on this amended facility and refer to Part II, Item 8, Note 13 of the Notes to Consolidated Financial Statements for more information on the facility in place as of December 31, 2013.

The amended credit facility contains customary affirmative and negative covenants and also contains certain financial covenants, including those relating to a minimum interest coverage ratio of not less than 3.0 to 1.0 and a maximum leverage ratio of not more than 3.0 to 1.0 as defined in the agreement. The amended credit facility also limits, among other things, the Company’s indebtedness, liens and fundamental changes to its structure and business.

Additional information related to the amended credit facility can be found in the Form 8-K report that was filed with the SEC by the Company on February 6, 2014.

As of December 31, 2013 and December 31, 2012, there were no amounts outstanding under the revolving credit facilities.

Credit Ratings and Other Information

The Company’s credit ratings by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. are BBB- and Baa3, respectively. The ratings remain investment grade.

The Company’s credit rating can be influenced by a number of factors, including overall economic conditions, demand for the Company’s products and services and ability to generate sufficient cash flow to service the Company’s debt. A downgrade in the Company’s credit rating to non-investment grade would decrease the maximum availability under its trade receivables facility, potentially increase the cost of borrowing under the revolving credit facility and increase the coupon payments on the Company’s public debt, and likely have an adverse effect on the Company’s ability to obtain access to new financings in the future. The Company does not have any rating downgrade triggers that accelerate the maturity dates of its Facility or public debt.

The Company was in compliance with all covenants and other requirements set forth in its debt agreements at December 31, 2013. The Company believes that it is reasonably likely that it will continue to be in compliance with such covenants in the near future.

Off-Balance Sheet Arrangements

At December 31, 2013, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Cash Obligations

The following table summarizes the Company’s contractual obligations at December 31, 2013:

(Dollars in Millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt (1)	$923	$40	$81	$371	$431
Operating leases	106	34	42	18	12
Purchase obligations	141	141	–	–	–
Uncertain tax positions	24	8	3	9	4
Pension and other postretirement plan contributions	34	34	–	–	–
Other long-term liabilities (2)	35	13	7	3	12
Total contractual obligations	$1,263	$270	$133	$401	$459

(1) includes interest payments
(2) includes current portion of other long-term liabilities

Long-term debt reported in the table above includes principal repayments of $300 million and $400 million in the 3-5 Years and More than 5 Years columns, respectively. All other amounts represent interest payments.

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

The Company’s funding policy for its pension and other postretirement plans is to fund minimum amounts according to the regulatory requirements under which the plans operate. From time to time, the Company may choose to fund amounts in excess of the minimum for various reasons. The Company is currently expecting to contribute approximately $34 million to its pension and other postretirement plans in 2014, as noted in the table above. The Company anticipates similar levels of funding for 2015 and 2016 based on factors that were present as of December 31, 2013. Actual future funding requirements beyond 2014 will be impacted by various factors, including actual pension asset returns and interest rates used for discounting future liabilities and are, therefore, not included in the table above. The effect of any future contributions the Company may be obligated or otherwise choose to make could be material to the Company’s future cash flows from operations.

Waste Electrical and Electronic Equipment (“WEEE”) Directives issued by the European Union require producers of electrical and electronic goods to be financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The Company’s estimated financial obligation related to WEEE Directives is not shown in the table above due to the lack of historical data necessary to project future dates of payment. At December 31, 2013, the Company’s estimated liability for this obligation was a long-term liability of $2.7 million included in Other liabilities on the Consolidated Statements of Financial Position.

As of December 31, 2013, the Company had accrued $64.0 million for pending copyright fee issues, including litigation proceedings, local legislative initiatives and/or negotiations with the parties involved. These accruals are included in Accrued liabilities on the Consolidated Statements of Financial Position. The liability is not included in the table above due to the level of uncertainty regarding the timing of payments and ultimate settlement of the litigation. Payment of such potential obligations could have a material impact on the Company’s future operating cash flows. Additionally, the $14.4 million payment made by the Company in February 2014 related to the Molina litigation is not included in the table above. Refer to Part II, Item 8, Note 19 of the Notes to Consolidated Financial Statements for additional information.

Capital Expenditures

Capital expenditures totaled $167.4 million, $162.2 million, and $156.5 million in 2013, 2012 and 2011, respectively. The capital expenditures for 2013 principally related to building and improvements, infrastructure support (including internal-use software expenditures) and new product development. The Company expects capital expenditures to be approximately $150 million for full year 2014, attributable mostly to building and improvements, infrastructure support and new product development. Capital expenditures in 2014 are expected to be funded through cash from operations; however, if necessary, the Company may use existing cash and cash equivalents, proceeds from sales of marketable securities or additional sources of liquidity as discussed in the preceding sections.

EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

Revenue derived from international sales, including exports from the U.S., accounts for approximately 57% of the Company’s consolidated revenue, with EMEA accounting for 37% of worldwide sales. Substantially all foreign subsidiaries maintain their accounting records in their local currencies. Consequently, period-to-period comparability of results of operations is affected by fluctuations in currency exchange rates. Certain of the Company’s Latin American and European entities use the U.S. dollar as their functional currency.

Currency exchange rates had a negligible impact on international revenue in 2013 when compared to 2012. Currency exchange rates had a 3% unfavorable impact on international revenue in 2012 when compared to 2011. The Company may act to mitigate the effects of exchange rate fluctuations through the use of operational hedges, such as pricing actions and product sourcing decisions.

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

Interest Rates

At December 31, 2013, the fair value of the Company’s senior notes was estimated at $745.1 million based on the prices the bonds have recently traded in the market as well as the overall market conditions on the date of valuation, stated coupon rates, the number of coupon payments each year and the maturity dates. The fair value of the senior notes exceeded the carrying value as recorded in the Consolidated Statements of Financial Position at December 31, 2013 by approximately $45.5 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $14.7 million at December 31, 2013.

At December 31, 2012, the fair value of the Company’s senior notes was estimated at $684.8 million based on the prices the bonds had recently traded in the market as well as the overall market conditions on the date of valuation, stated coupon rates, the number of coupon payments each year and the maturity dates. The fair value of the senior notes exceeded the carrying value as recorded in the Consolidated Statements of Financial Position at December 31, 2012 by approximately $35.2 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $7.1 million at December 31, 2012.

At December 31, 2012, the fair value of the Company’s forward starting interest rate swap was estimated to be a liability of $1.4 million based on market levels of the benchmark interest rate at the close of business on December 31, 2012, as well as the frequency of payments to and from the counterparty and the effective and termination dates. Market risk was estimated as the potential change in fair value resulting from a 50 basis point decrease in the benchmark interest rate and amounted to $11.7 million at December 31, 2012. There were no outstanding interest rate swaps at December 31, 2013.

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

Foreign Currency Exchange Rates

Foreign currency exposures arise from transactions denominated in a currency other than the functional currency of the Company or the respective foreign currency of each of the Company’s subsidiaries. The primary currencies to which the Company was exposed on a transaction basis as of the end of the fourth quarter include the Canadian dollar, the Mexican peso, the Chinese renminbi, the Australian dollar, the Philippine peso, the Euro, the Argentine peso and the Swedish krona. The Company primarily hedges its transaction foreign exchange exposures with foreign currency forward contracts with maturity dates of approximately three months or less, though all foreign currency exposures may not be fully hedged. The potential loss in fair value at December 31, 2013 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates versus the U.S. dollar is approximately $3.0 million. This loss would be mitigated by corresponding gains on the underlying exposures. The potential gain in fair value at December 31, 2012 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates versus the U.S. dollar was approximately $5.0 million. This gain would have been mitigated by corresponding losses on the underlying exposures.

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Lexmark International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

For the years ended December 31, 2013, 2012, and 2011

(In Millions, Except Per Share Amounts)

	2013	2012	2011

Revenue:
Product	$3,242.3	$3,447.5	$3,856.9
Service	425.3	350.1	316.1
Total Revenue	3,667.6	3,797.6	4,173.0
Cost of revenue:
Product	1,880.3	2,064.0	2,339.2
Service	321.9	284.0	265.2
Restructuring-related costs	21.5	47.8	4.5
Total Cost of revenue	2,223.7	2,395.8	2,608.9
Gross profit	1,443.9	1,401.8	1,564.1

Research and development	287.2	369.1	405.9
Selling, general and administrative	810.1	805.1	788.5
Gain on sale of inkjet-related technology and assets	(73.5)	–	–
Restructuring and related charges	10.9	36.1	2.0
Operating expense	1,034.7	1,210.3	1,196.4
Operating income	409.2	191.5	367.7

Interest expense (income), net	33.0	29.6	29.9
Other expense (income), net	4.5	(0.5)	(0.6)
Loss on extinguishment of debt	3.3	–	–
Earnings before income taxes	368.4	162.4	338.4

Provision for income taxes	106.6	54.8	63.2
Net earnings	$261.8	$107.6	$275.2

Net earnings per share:
Basic	$4.16	$1.57	$3.57
Diluted	$4.08	$1.55	$3.53
Shares used in per share calculation:
Basic	63.0	68.6	77.1
Diluted	64.1	69.5	77.9
Cash dividends declared per common share	$1.20	$1.15	$0.25

See notes to consolidated financial statements.

Lexmark International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

For the years ended December 31, 2013, 2012, and 2011

(In Millions)

	2013		2012		2011
Net earnings		$261.8		$107.6		$275.2
Other comprehensive (loss) earnings:
Foreign currency translation adjustment
(net of tax benefit (liability) of $3.5 in 2013, $(0.6) in 2012, and
$5.8 in 2011)	$(32.0)		$14.7		$(29.2)
Recognition of pension and other postretirement benefit plans prior service credit, net of (amortization)
(net of tax benefit (liability) of $(0.8) in 2013, $0.1 in 2012, and
$1.4 in 2011)	2.1		0.2		(2.7)
Net unrealized (loss) gain on OTTI* marketable securities
(net of tax benefit (liability) of $0.4 in 2012 and
$(0.0) in 2011)	–		(0.6)		0.1
Net unrealized (loss) gain on marketable securities
(net of tax benefit (liability) of $0.0 in 2013, $(0.6) in 2012 and
$0.1 in 2011)	(1.1)		2.6		(1.2)
Forward starting interest rate swap designated as a cash flow hedge
(net of tax benefit (liability) of $(0.5) in 2013 and
$0.5 in 2012)	0.9		(0.9)		–
Total other comprehensive (loss) earnings		(30.1)		16.0		(33.0)
Comprehensive earnings		$231.7		$123.6		$242.2

*Other-than-temporary impairment (“OTTI”)

See notes to consolidated financial statements.

Lexmark International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

As of December 31, 2013 and 2012

(In Millions, Except Par Value)

	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$273.2	$212.4
Marketable securities	781.5	693.4
Trade receivables, net of allowances of $24.7 in 2013 and $23.6 in 2012	452.3	523.6
Inventories	268.2	277.3
Prepaid expenses and other current assets	196.5	214.6
Total current assets	1,971.7	1,921.3

Property, plant and equipment, net	812.4	845.3
Marketable securities	6.7	6.3
Goodwill	456.0	378.7
Intangibles, net	258.0	231.4
Other assets	114.7	142.3
Total assets	$3,619.5	$3,525.3

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$–	$350.0
Accounts payable	474.7	512.6
Accrued liabilities	672.2	582.1
Total current liabilities	1,146.9	1,444.7

Long-term debt	699.6	299.6
Other liabilities	404.7	499.5
Total liabilities	2,251.2	2,243.8

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1.6 shares authorized; no shares issued and outstanding	–	–
Common stock, $.01 par value:
Class A, 900.0 shares authorized; 62.0 and 63.9 outstanding in 2013 and 2012, respectively	1.0	1.0
Class B, 10.0 shares authorized; no shares issued and outstanding	–	–
Capital in excess of par	915.8	900.6
Retained earnings	1,413.1	1,229.4
Treasury stock, net; at cost; 33.8 and 31.1 shares in 2013 and 2012, respectively	(926.4)	(844.4)
Accumulated other comprehensive loss	(35.2)	(5.1)
Total stockholders' equity	1,368.3	1,281.5
Total liabilities and stockholders' equity	$3,619.5	$3,525.3

See notes to consolidated financial statements.

Lexmark International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2013, 2012 and 2011

(In Millions)

	2013	2012	2011
Cash flows from operating activities:
Net earnings	$261.8	$107.6	$275.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	249.6	275.8	221.8
Deferred taxes	41.2	20.6	11.8
Stock-based compensation expense	26.7	23.3	22.2
Pension and other postretirement (income) expense	(87.9)	26.7	92.5
Gain on sale of inkjet-related technology and assets	(75.3)	–	–
Other	1.7	10.5	7.2
Change in assets and liabilities, net of acquisitions and divestiture:
Trade receivables	78.3	(57.2)	24.0
Inventories	7.3	58.2	30.6
Accounts payable	(38.3)	22.0	(50.6)
Accrued liabilities	95.0	(72.5)	(85.5)
Other assets and liabilities	(55.3)	45.7	(117.8)
Pension and other postretirement contributions	(24.8)	(39.4)	(30.4)
Net cash flows provided by operating activities	480.0	421.3	401.0

Cash flows from investing activities:
Purchases of property, plant and equipment	(167.4)	(162.2)	(156.5)
Purchases of marketable securities	(878.8)	(947.1)	(1,400.3)
Proceeds from sales of marketable securities	565.8	831.8	1,280.8
Proceeds from maturities of marketable securities	219.0	220.7	205.9
Purchase of businesses, net of cash acquired	(146.1)	(245.4)	(41.4)
Proceeds from sale of facilities	–	–	4.3
Proceeds from sale of inkjet-related technology and assets, net of cash transferred	97.6	–	–
Other	0.5	(0.3)	0.3
Net cash flows used for investing activities	(309.4)	(302.5)	(106.9)

Cash flows from financing activities:
Repayment of assumed debt	–	(4.3)	(7.1)
Repayment of debt	(349.4)	–	–
Proceeds from issuance of long-term debt, net of issuance costs of $3.3	396.7	–	–
Payment of cash dividend	(75.3)	(78.6)	(18.0)
Purchase of treasury stock	(82.0)	(190.0)	(250.0)
Proceeds from employee stock plans	0.4	5.8	–
Other	1.9	3.7	2.8
Net cash flows used for financing activities	(107.7)	(263.4)	(272.3)
Effect of exchange rate changes on cash	(2.1)	0.9	(3.2)
Net change in cash and cash equivalents	60.8	(143.7)	18.6
Cash and cash equivalents - beginning of year	212.4	356.1	337.5
Cash and cash equivalents - end of year	$273.2	$212.4	$356.1

See notes to consolidated financial statements.

Lexmark International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2013, 2012, and 2011

(In Millions)

						Accumulated
	Class A and B					Other
	Common Stock		Capital in			Comprehensive	Total
			Excess	Retained	Treasury	Earnings	Stockholders'
	Shares	Amount	of Par	Earnings	Stock	(Loss)	Equity
Balance at December 31, 2010	78.6	$0.9	$841.5	$946.1	$(404.4)	$11.9	$1,396.0
Comprehensive earnings, net of taxes
Net earnings				275.2			275.2
Other comprehensive earnings (loss)						(33.0)	(33.0)
Shares issued under deferred stock plan compensation	0.7						–
Deferred stock units granted under deferred compensation election			0.7				0.7
Tax benefit (shortfall) related to stock plans			1.8				1.8
Stock-based compensation			22.2				22.2
Dividends declared on Class A common stock, $0.25 per share (1)			0.4	(18.4)			(18.0)
Treasury shares purchased	(7.9)				(250.0)		(250.0)
Balance at December 31, 2011	71.4	0.9	866.6	1,202.9	(654.4)	(21.1)	1,394.9
Comprehensive earnings, net of taxes
Net earnings				107.6			107.6
Other comprehensive earnings (loss)						16.0	16.0
Shares issued under deferred stock plan compensation	0.4	0.1					0.1
Shares issued upon exercise of options	0.2		5.8				5.8
Tax benefit (shortfall) related to stock plans			2.4				2.4
Stock-based compensation			23.3				23.3
Dividends declared on Class A common stock, $1.15 per share (2)			2.5	(81.1)			(78.6)
Treasury shares purchased	(8.1)				(190.0)		(190.0)
Balance at December 31, 2012	63.9	1.0	900.6	1,229.4	(844.4)	(5.1)	1,281.5
Comprehensive earnings, net of taxes
Net earnings				261.8			261.8
Other comprehensive earnings (loss)						(30.1)	(30.1)
Shares issued under deferred stock plan compensation	0.8	0.0					0.0
Shares issued upon exercise of options	0.0		0.4				0.4
Tax benefit (shortfall) related to stock plans			(14.7)				(14.7)
Stock-based compensation			26.7				26.7
Dividends declared on Class A common stock, $1.20 per share (3)			2.8	(78.1)			(75.3)
Treasury shares purchased	(2.7)				(82.0)		(82.0)
Balance at December 31, 2013	62.0	$1.0	$915.8	$1,413.1	$(926.4)	$(35.2)	$1,368.3

(1) Includes $18.0 million cash dividend paid in 2011 as well as $0.4 million dividend equivalent units granted

(2) Includes $78.6 million cash dividend paid in 2012 as well as $2.5 million dividend equivalent units granted

(3) Includes $75.3 million cash dividend paid in 2013 as well as $2.8 million dividend equivalent units granted

See notes to consolidated financial statements.

Lexmark International, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Millions, Except Per Share Amounts)

1.            ORGANIZATION AND BUSINESS

Since its inception in 1991, Lexmark International, Inc. (“Lexmark” or the “Company”) has become a leading developer, manufacturer and supplier of printing, imaging, device management, managed print services (“MPS”), document workflow and, more recently, business process and content management solutions. The Company operates in the office printing and imaging, and enterprise content and business process management (“ECM and BPM”), document output management (“DOM”), intelligent data capture and search software markets. Lexmark’s products include laser printers and multifunction devices, dot matrix printers and the associated supplies/solutions/services, as well as ECM, BPM, DOM, intelligent data capture, search and the associated workflow software solutions and services. The major customers for Lexmark’s products are large corporations, small and medium businesses (“SMBs”), and the public sector. The Company’s products are principally sold through resellers, retailers and distributors in various countries in North and South America, Europe, the Middle East, Africa, Asia, the Pacific Rim and the Caribbean.

Revisions were made to the Consolidated Statements of Cash Flows for the years ended December 31, 2012 and December 31, 2011 to properly reflect the amortization and accretion of premiums and discounts and the realized gains and losses related to the Company’s marketable securities. These revisions increased Net cash flows provided by operating activities for 2012 and 2011 by $8.2 million and $10.0 million, respectively, and increased Net cash flows used for investing activities by the same amounts. The revision to operating activities impacted Other in the Adjustments to reconcile net earnings to net cash provided by operating activities and Other assets and liabilities in the Changes in assets and liabilities, net of acquisitions and divestitures by $4.1 million each for 2012 and $6.8 million and $3.2 million, respectively, for 2011. The revision to investing activities impacted Proceeds from sales of marketable securities and Proceeds from maturities of marketable securities as an increase of $0.2 million and a decrease of $8.4 million, respectively, for 2012 and decreases of $6.9 million and $3.1 million, respectively, for 2011. The revisions in the Consolidated Statements of Cash Flows noted above represent errors that are not deemed material, individually or in the aggregate, to the current or prior periods consolidated financial statements.

2.            SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are an integral part of its financial statements.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates:

The preparation of consolidated financial statements in conformity with accounting principles generally accepted (“GAAP”) in the United States of America (“U.S.”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, as well as disclosures regarding contingencies. On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, doubtful accounts, inventories, stock-based compensation, goodwill, intangible assets, income taxes, warranty obligations, copyright fees, restructurings, pension and other postretirement benefits, contingencies and litigation, long-lived assets, and fair values that are based on unobservable inputs significant to the overall measurement. Lexmark bases its estimates on historical experience, market conditions, and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Fair Value:

The Company generally uses a market approach, when practicable, in valuing financial instruments. In certain instances, when observable market data is lacking, the Company uses valuation techniques consistent with the income approach whereby future cash flows are converted to a single discounted amount. The Company uses multiple sources of pricing as well as trading and other market data in its process of reporting fair values and testing default level assumptions. The Company assesses the quantity of pricing sources available, variability in pricing, trading activity, and other relevant data in performing this process. The fair value of cash and cash equivalents, trade receivables and accounts payable approximate their carrying values due to the relatively short-term nature of the instruments.

In determining where measurements lie in the fair value hierarchy, the Company uses default assumptions regarding the general characteristics of the financial instrument as the starting point. The Company then adjusts the level assigned to the fair value measurement, as necessary, based on the weight of the evidence obtained by the Company. Except for its pension plan assets, the Company reviews the levels assigned to its fair value measurements on a quarterly basis and recognizes transfers between levels of the fair value hierarchy as of the beginning of the quarter in which the transfer occurs. For pension plan assets, the Company reviews the levels assigned to its fair value measurements on an annual basis and recognizes transfers between levels as of the beginning of the year in which the transfer occurs.

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

Trade Receivables -- Allowance for Doubtful Accounts:

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

Property, Plant and Equipment:

Property, plant and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. The Company capitalizes interest related to the construction of certain fixed assets if the effect of capitalization is deemed material. Property, plant and equipment accounts are relieved of the cost and related accumulated depreciation when assets are disposed of or otherwise retired. Gains or losses on the dispositions of property, plant and equipment are included in the Consolidated Statements of Earnings.

Internal-Use Software Costs:

Lexmark capitalizes direct costs incurred during the application development and implementation stages for developing, purchasing, or otherwise acquiring software for internal use. These software costs are included in Property, plant and equipment, net, on the Consolidated Statements of Financial Position and are amortized over the estimated useful life of the software, generally three to five years. All costs incurred during the preliminary project stage are expensed as incurred.

Software Development Costs:

Software development costs incurred subsequent to a product establishing technological feasibility are usually not significant. As such, Lexmark capitalizes a limited amount of costs for software to be sold, leased or otherwise marketed.

Business Combinations:

The financial results of the businesses that Lexmark has acquired are included in the Company’s consolidated financial results based on the respective dates of the acquisitions. The Company allocates the purchase consideration to the identifiable assets acquired and liabilities assumed in the business combination based on their acquisition-date fair values (with certain limited exceptions). The excess of the purchase consideration over the amounts assigned to the identifiable assets and liabilities is recognized as goodwill. Factors giving rise to goodwill generally include synergies that are anticipated as a result of the business combination, including enhanced product and service offerings and access to new customers. The fair values of identifiable intangible assets acquired in business combinations are generally determined using an income approach, requiring financial forecasts and estimates as well as market participant assumptions.

Goodwill and Intangible Assets:

Lexmark assesses its goodwill and indefinite-lived intangible assets for impairment annually as of December 31 or between annual tests if an event occurs or circumstances change that lead management to believe it is more likely than not that an impairment exists. Examples of such events or circumstances include a deterioration in general economic conditions, increased competitive environment, or a decline in overall financial performance of the Company. Goodwill is tested at the reporting unit level, which is an operating segment or one level below an operating segment (a "component") if the component constitutes a business for which discrete financial information is available and regularly reviewed by segment management. Components are aggregated as a single reporting unit if they have similar economic characteristics. Goodwill is assigned to reporting units of the Company that are expected to benefit from the synergies of the related acquisition.

Although the qualitative assessment for goodwill impairment testing is available to Lexmark, the Company performed a quantitative test of impairment in 2013 and 2012. To estimate fair value for goodwill impairment testing, the Company generally considers both a discounted cash flow analysis, which requires judgments such as projected future earnings and weighted average cost of capital, as well as certain market-based measurements, including multiples developed from prices paid in observed market transactions of comparable companies. In estimating the fair value of its Perceptive Software reporting unit, the Company used an equally-weighted measure based on a discounted cash flow analysis and certain market-based measurements. In estimating the fair value of its ISS reporting unit, the Company used a discounted cash flow analysis.

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

Long-Lived Assets Held and Used:

Lexmark reviews for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition are insufficient to recover the carrying value of the assets, then an impairment loss is recognized based upon the excess of the carrying value of the assets over the fair value of the assets. Fair value is determined based on the highest and best use of the assets considered from the perspective of market participants.

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

Litigation:

The Company accrues for liabilities related to litigation matters when the information available indicates that it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Legal costs such as outside counsel fees and expenses are charged to expense in the period incurred and are recorded in Selling, general and administrative expenses in the Consolidated Statements of Earnings. Refer to Note 19 of the Notes to Consolidated Financial Statements for more information regarding loss contingencies.

Waste Obligation:

Waste Electrical and Electronic Equipment (“WEEE”) Directives issued by the European Union require producers of electrical and electronic goods to be financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The Company’s estimated liability for these costs involves a number of uncertainties and takes into account certain assumptions and judgments including collection costs, return rates and product lives. The Company adjusts its liability, as necessary, when new information becomes known or a sufficient level of entity-specific experience indicates a change in estimate is warranted.

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

Revenue Recognition:

General

Lexmark recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Revenue as reported in the Company’s Consolidated Statements of Earnings is reported net of any taxes (e.g., sales, use, value added) assessed by a governmental entity that are directly imposed on a revenue-producing transaction between a seller and a customer.

The Company typically records revenue on a gross basis in those instances when revenue is derived from sales of products or services from third-party vendors.  The Company records revenue on a gross basis when it is the principal to the transaction and net of costs when it is acting as an agent between the customer and the vendor.  The Company considers several factors in determining whether it is acting as principal or agent such as whether the Company is the primary obligor to the customer, has control over the pricing, and has inventory and credit risks.

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

Software and Solutions

Lexmark enters into software agreements with customers through the sale of  perpetual licenses, software as a service and subscription services. Provided that all other recognition criteria have been met, license revenue is recognized when the customer either takes possession of the software via a download, or has been provided with access codes that allow immediate possession of the software.  Conversely, software as a service and subscription services revenue is recognized ratably over the duration of the contract, which is typically three to five years, as the customer does not have the right to take possession of the software.  Revenue from software support services is recognized as the services are performed, or is deferred and recognized ratably over the life of the contract for ongoing support service obligations that are billed in advance or that are part of multiple element revenue arrangements.

Multiple Element Revenue Arrangements

General:

Lexmark enters into agreements with customers that contain multiple elements, such as the provisions of hardware, supplies, customized services such as installation, maintenance, and enhanced warranty services, and separately priced maintenance services.  These bundled arrangements generally involve capital or operating leases, or upfront purchases of hardware products with services and supplies provided per contract terms or as needed. Lexmark also enters into agreements with customers that contain software deliverables which are discussed separately in the section to follow.

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

If these criteria are met, consideration is allocated at inception of the arrangement to all deliverables on the basis of the relative selling price. The Company has generally met these criteria in that all of the deliverables in its multiple deliverable arrangements have stand

-alone value in that either the customer can resell that item or another vendor sells that item separately. In cases of deliverables with variable quantities, the Company’s practice is to consider these a separate deliverable in the original arrangement when the customer does not have the option but to purchase future quantities from the Company. The Company typically does not offer a general right of return in regards to its multiple deliverable arrangements.

The selling price of each deliverable is determined by establishing vendor specific objective evidence (“VSOE”), third party evidence (“TPE”) or best estimate of selling price (“BESP”) for each delivered item. If VSOE or TPE is not determinable, the Company utilizes its BESP in order to allocate consideration for those deliverables.

The Company uses its BESP when allocating the transaction price for most of its non-software deliverables due to variability in pricing or lack of stand-alone sales as well as the unique and customized nature of certain deliverables. BESP for the Company’s product deliverables is determined by utilizing a weighted average price approach. BESP for the Company’s service deliverables is determined by utilizing a cost plus margin approach. These approaches are described further in the paragraphs below.

The Company’s method for determining management’s BESP for products starts with a review of historical stand-alone sales data. Prior sales are grouped by product and key data points utilized such as the average unit price and the weighted average price in order to incorporate the frequency of each product sold at any given price. Due to the large number of product offerings, products are then grouped into common product categories (families) incorporating similarities in function and use and a BESP discount is determined by common product category. This discount is then applied to product list price to arrive at a product BESP. This method is performed and applied at a geography level in order to incorporate variances in product pricing across worldwide boundaries.

The Company does not typically sell its services on a stand-alone basis, thus a BESP for services is determined using a cost plus margin approach. The Company typically uses third party suppliers to provide the services component of its multiple element arrangements, thus the cost of services is generally that which is invoiced to the Company, but may also include cost estimates based on parts, labor, overhead and estimates of the number of service actions to be performed. A margin is applied to the cost of services in order to determine a BESP, and is primarily based on consideration of internal factors such as margin objectives and pricing practices as well as competitor pricing strategies.

Software:

For software deliverables, relative selling price is determined using VSOE which is based on company specific stand-alone sales data or renewal rates. For those arrangements, the Company often uses the residual method to allocate arrangement consideration to delivered software licenses as permitted under the software revenue recognition guidance when VSOE does not exist for all arrangement deliverables. VSOE for professional services is generally based on hourly rates charged and is determined using a bell curve approach on stand-alone sales data, while VSOE for maintenance agreements is determined using a renewal rate approach, which is based on the contractual price for renewal in the original arrangement as substantiated by actual renewal experience. Maintenance revenue is deferred and recognized ratably over the term of the support period which is generally twelve months. Software components that function together with the non-software components to provide the equipment’s essential functionality are accounted for as part of the sale of the equipment. Software components that do not function together with the non-software components to deliver the equipment’s essential functionality are accounted for under the software revenue recognition guidance.

Research and Development Costs:

Lexmark engages in the design and development of new products and enhancements to its existing products. The Company’s research and development activity is focused on laser devices and associated supplies, features and related technologies as well as software. Refer to Software Development Costs earlier in this note for information related to software development costs.

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

Advertising Costs:

The Company expenses advertising costs when incurred. Advertising expense was approximately $41.7 million, $41.0 million and $55.3 million in 2013, 2012 and 2011, respectively.

Change in Accounting Policy for Pension and Other Postretirement Plans

During the fourth quarter of 2013, Lexmark changed its accounting methodology for recognizing costs for all of its company-sponsored U.S. and international pension and postretirement benefit obligations.  Previously, the Company recognized the net actuarial gains and losses as a component of stockholders’ equity within the Consolidated Statements of Financial Position. On an

annual basis the net gains and losses (except those differences not yet reflected in the market-related value of plan assets) were amortized into operating results (to the extent that they exceeded 10% of the higher of the market-related value of plan assets or the projected benefit obligation of each respective plan) over the average future service period of active employees within the related plans.  Further, the Company previously elected to primarily use the market-related value of plan assets rather than fair value to determine the expected return on plan assets component of pension expense which, under the accounting guidance, allows gains and losses to be recognized in a systematic and rational manner over a period of no more than five years.  Differences between the assumed and actual returns were reflected in market-related value on a straight-line basis over a five-year period.

Under the new accounting method, Lexmark immediately recognizes the change in the fair value of plan assets and net actuarial gains and losses in pension and other postretirement benefit plan costs annually in the fourth quarter of each year and in any quarter during which a remeasurement is triggered. The remaining components of net periodic benefit cost, primarily net service cost, interest cost and the expected return on plan assets, are recorded on a quarterly basis as ongoing benefit costs. The expected return on plan assets is now determined using fair value rather than the market-related value of plan assets. While Lexmark’s historical policy of recognizing pension and other postretirement benefit plan asset and actuarial gains and losses was considered acceptable under U.S. GAAP, the Company believes that the new policy is preferable as it eliminates the delay in recognizing changes in the fair value of plan assets and actuarial gains and losses within operating results. This change also improves transparency within Lexmark’s operating results by immediately recognizing the effects of economic and interest rate trends on plan investments and assumptions in the year these gains and losses are actually incurred.  This change in accounting policy has been applied retrospectively, adjusting all prior periods presented.

Lexmark also changed its method of accounting for certain costs included in inventory and capitalized software, effective in the fourth quarter of 2013. Under the new method, pension and other postretirement benefit plan costs attributable to inactive employees are charged directly to Cost of revenue or Selling, general and administrative as period costs rather than included in inventoriable costs or capital amounts. Management believes that it is preferable to allocate to inventory and capitalized software only those pension and other postretirement benefit plan costs related to active employees whose wages are directly or indirectly allocated to the current production of inventory and capitalized software, as required under U.S. GAAP. As retrospective application of this change did not have a material impact on previously reported Inventories, Cost of revenue, Selling, general and administrative, internal-use software, or financial results or balances in any period presented in this Annual Report on Form 10-K, prior period results have not been retrospectively adjusted.

In addition, in the fourth quarter of 2013, Lexmark changed its method of allocating the elements of net periodic pension and other postretirement benefit plan cost to reporting segments. Results for all periods presented in this Annual Report on Form 10-K reflect the retrospective application of the segment allocation method change. Refer to Note 20 of the Notes to Consolidated Financial Statements for additional information.

The impact of all adjustments made to the financial statements presented is summarized below (amounts in millions, except per share data):

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In Millions, Except Per Share Amounts)

Year Ended December 31, 2013	Historical Accounting Method	Effect of Accounting Change	As Reported

Revenue:
Product	$3,242.3	$–	$3,242.3
Service	425.3	–	425.3
Total Revenue	3,667.6	–	3,667.6
Cost of revenue:
Product	1,903.1	(22.8)	1,880.3
Service	323.5	(1.6)	321.9
Restructuring-related costs	21.5	–	21.5
Total Cost of revenue	2,248.1	(24.4)	2,223.7
Gross profit	1,419.5	24.4	1,443.9

Research and development	336.2	(49.0)	287.2
Selling, general and administrative	852.4	(42.3)	810.1
Gain on sale of inkjet-related technology and assets	(73.5)	–	(73.5)
Restructuring and related charges	10.9	–	10.9
Operating expense	1,126.0	(91.3)	1,034.7
Operating income	293.5	115.7	409.2

Interest expense (income), net	33.0	–	33.0
Other expense (income), net	4.5	–	4.5
Loss on extinguishment of debt	3.3	–	3.3
Earnings before income taxes	252.7	115.7	368.4

Provision for income taxes	62.1	44.5	106.6
Net earnings	$190.6	$71.2	$261.8

Net earnings per share:
Basic	$3.02	$1.14	$4.16
Diluted	$2.97	$1.11	$4.08
Shares used in per share calculation:
Basic	63.0		63.0
Diluted	64.1		64.1
Cash dividends declared per common share	$1.20		$1.20

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In Millions, Except Per Share Amounts)

Year Ended December 31, 2012	As Previously Reported	Effect of Accounting Change	As Adjusted for Accounting Change

Revenue:
Product	$3,447.5	$–	$3,447.5
Service	350.1	–	350.1
Total Revenue	3,797.6	–	3,797.6
Cost of revenue:
Product	2,064.5	(0.5)	2,064.0
Service	285.3	(1.3)	284.0
Restructuring-related costs	47.8	–	47.8
Total Cost of revenue	2,397.6	(1.8)	2,395.8
Gross profit	1,400.0	1.8	1,401.8

Research and development	372.7	(3.6)	369.1
Selling, general and administrative	804.1	1.0	805.1
Restructuring and related charges	36.1	–	36.1
Operating expense	1,212.9	(2.6)	1,210.3
Operating income	187.1	4.4	191.5

Interest expense (income), net	29.6	–	29.6
Other expense (income), net	(0.5)	–	(0.5)
Earnings before income taxes	158.0	4.4	162.4

Provision for income taxes	51.7	3.1	54.8
Net earnings	$106.3	$1.3	$107.6

Net earnings per share:
Basic	$1.55	$0.02	$1.57
Diluted	$1.53	$0.02	$1.55
Shares used in per share calculation:
Basic	68.6		68.6
Diluted	69.5		69.5
Cash dividends declared per common share	$1.15		$1.15

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In Millions, Except Per Share Amounts)

Year Ended December 31, 2011	As Previously Reported	Effect of Accounting Change	As Adjusted for Accounting Change

Revenue:
Product	$3,856.9	$–	$3,856.9
Service	316.1	–	316.1
Total Revenue	4,173.0	–	4,173.0
Cost of revenue:
Product	2,321.5	17.7	2,339.2
Service	266.4	(1.2)	265.2
Restructuring-related costs	4.5	–	4.5
Total Cost of revenue	2,592.4	16.5	2,608.9
Gross profit	1,580.6	(16.5)	1,564.1

Research and development	374.5	31.4	405.9
Selling, general and administrative	761.2	27.3	788.5
Restructuring and related charges	2.0	–	2.0
Operating expense	1,137.7	58.7	1,196.4
Operating income (loss)	442.9	(75.2)	367.7

Interest expense (income), net	29.9	–	29.9
Other expense (income), net	(0.6)	–	(0.6)
Earnings (loss) before income taxes	413.6	(75.2)	338.4

Provision for income taxes	92.7	(29.5)	63.2
Net earnings	$320.9	$(45.7)	$275.2

Net earnings per share:
Basic	$4.16	$(0.59)	$3.57
Diluted	$4.12	$(0.59)	$3.53
Shares used in per share calculation:
Basic	77.1		77.1
Diluted	77.9		77.9
Cash dividends declared per common share	$0.25		$0.25

Lexmark International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In Millions)

Year Ended December 31, 2013	Historical Accounting Method	Effect of Accounting Change	As Reported

Net earnings	$190.6	$71.2	$261.8
Other comprehensive earnings (loss):
Foreign currency translation adjustment (net of tax benefit (liability) of $3.5, $0.0, and $3.5, respectively)	(31.8)	(0.2)	(32.0)
Pension or other postretirement benefits, net of reclassifications (net of tax benefit (liability) of $(45.2), $44.4, and $(0.8), respectively)	73.1	(71.0)	2.1
Total other comprehensive earnings (loss)	41.1	(71.2)	(30.1)

Year Ended December 31, 2012	As Previously Reported	Effect of Accounting Change	As Adjusted for Accounting Change

Net earnings	$106.3	$1.3	$107.6
Other comprehensive earnings (loss):
Foreign currency translation adjustment (net of tax benefit (liability) of $(0.6), $0.0, and $(0.6), respectively)	15.5	(0.8)	14.7
Pension or other postretirement benefits, net of reclassifications (net of tax benefit (liability) of $(2.5), $2.6, and $0.1, respectively)	0.7	(0.5)	0.2
Total other comprehensive earnings (loss)	17.3	(1.3)	16.0

Year Ended December 31, 2011	As Previously Reported	Effect of Accounting Change	As Adjusted for Accounting Change

Net earnings	$320.9	$(45.7)	$275.2
Other comprehensive earnings (loss):
Foreign currency translation adjustment (net of tax benefit (liability) of $5.8, $0.0, and $5.8, respectively)	(29.6)	0.4	(29.2)
Pension or other postretirement benefits, net of reclassifications (net of tax benefit (liability) of $30.8, $(29.4), and $1.4, respectively)	(48.0)	45.3	(2.7)
Total other comprehensive earnings (loss)	(78.7)	45.7	(33.0)

Lexmark International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In Millions)

As of December 31, 2013	Historical Accounting Method	Effect of Accounting Change	As Reported

Retained earnings	$1,620.0	$(206.9)	$1,413.1
Accumulated other comprehensive (loss) earnings	(242.1)	206.9	(35.2)

As of December 31, 2012	As Previously Reported	Effect of Accounting Change	As Adjusted for Accounting Change

Retained earnings	$1,507.5	$(278.1)	$1,229.4
Accumulated other comprehensive (loss) earnings	(283.2)	278.1	(5.1)

Lexmark International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

Year Ended December 31, 2013	Historical Accounting Method	Effect of Accounting Change	As Reported

Cash flows from operating activities:
Net earnings	$190.6	$71.2	$261.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Deferred taxes	(3.3)	44.5	41.2
Pension and other postretirement (income) expense	27.8	(115.7)	(87.9)

Year Ended December 31, 2012	As Previously Reported	Effect of Accounting Change	As Adjusted for Accounting Change

Cash flows from operating activities:
Net earnings	$106.3	$1.3	$107.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Deferred taxes	17.5	3.1	20.6
Pension and other postretirement (income) expense	31.1	(4.4)	26.7

Year Ended December 31, 2011	As Previously Reported	Effect of Accounting Change	As Adjusted for Accounting Change

Cash flows from operating activities:
Net earnings (loss)	$320.9	$(45.7)	$275.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Deferred taxes	41.3	(29.5)	11.8
Pension and other postretirement (income) expense	17.3	75.2	92.5

Prior year cash flow information has been updated to reflect the 2013 presentation of Cash flows from operating activities as described in the “Reclassifications” discussion below.

Lexmark International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Millions)

Year Ended December 31, 2013	Historical Accounting Method	Effect of Accounting Change	As Reported

Retained earnings:
Beginning balance	$1,507.5	$(278.1)	$1,229.4
Net earnings	190.6	71.2	261.8
Ending balance	1,620.0	(206.9)	1,413.1

Accumulated other comprehensive earnings (loss):
Beginning balance	(283.2)	278.1	(5.1)
Other comprehensive earnings (loss)	41.1	(71.2)	(30.1)
Ending balance	(242.1)	206.9	(35.2)

Year Ended December 31, 2012	As Previously Reported	Effect of Accounting Change	As Adjusted for Accounting Change

Retained earnings:
Beginning balance	$1,482.3	$(279.4)	$1,202.9
Net earnings	106.3	1.3	107.6
Ending balance	1,507.5	(278.1)	1,229.4

Accumulated other comprehensive earnings (loss):
Beginning balance	(300.5)	279.4	(21.1)
Other comprehensive earnings (loss)	17.3	(1.3)	16.0
Ending balance	(283.2)	278.1	(5.1)

Year Ended December 31, 2011	As Previously Reported	Effect of Accounting Change	As Adjusted for Accounting Change

Retained earnings:
Beginning balance	$1,179.8	$(233.7)	$946.1
Net earnings (loss)	320.9	(45.7)	275.2
Ending balance	1,482.3	(279.4)	1,202.9

Accumulated other comprehensive earnings (loss):
Beginning balance	(221.8)	233.7	11.9
Other comprehensive earnings (loss)	(78.7)	45.7	(33.0)
Ending balance	(300.5)	279.4	(21.1)

Pension and Other Postretirement Plans:

The Company accounts for its defined benefit pension and other postretirement benefit plans using actuarial models. Costs are attributed using the projected unit credit method. The objective under this method is to expense each participant’s benefits under the plan as they accrue, taking into consideration future salary increases and the plan’s benefit allocation formula. Thus, the total pension to which each participant is expected to become entitled is broken down into units, each associated with a year of past or future credited service.

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

The Company’s assumed long-term rate of return on plan assets is based on long-term historical actual return information, the mix of investments that comprise plan assets, and future estimates of long-term investment returns by reference to external sources. The Company also includes an additional return for active management, when appropriate, and deducts various expenses. The differences between actual and expected asset returns are recognized immediately in net periodic benefit cost.

The rate of compensation increase is determined by the Company based upon its long-term plans for such increases. This assumption is no longer applicable to the U.S. and certain non-U.S. pension plans due to benefit accrual freezes.

The Company’s funding policy for its pension plans is to fund the minimum amounts according to the regulatory requirements under which the plans operate. From time to time, the Company may choose to fund amounts in excess of the minimum.

The Company accrues for the cost of providing postretirement benefits such as medical and life insurance coverage over the remaining estimated service period of participants. These benefits are funded by the Company when paid.

The accounting guidance for employers’ defined benefit pension and other postretirement benefit plans requires recognition of the funded status of a benefit plan in the statement of financial position. The change in the fair value of plan assets and net actuarial gains and losses are recognized in net periodic benefit cost in the fourth quarter of each year and whenever a remeasurement is triggered. Such gains and losses may be related to actual results that differ from assumptions as well as changes in assumptions, which may occur each year. Prior service cost or credit is accumulated in other comprehensive earnings and amortized over the estimated future service period of active plan participants.

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

Liability Classified

Cash-based long-term incentive awards based on the Company’s relative total shareholder return were granted in 2012 and 2013.  The fair value of the awards is determined each period under a Monte Carlo simulation, which can result in greater variability in expense over the period earned. Refer to Note 6 of the Notes to Consolidated Financial Statements for more information regarding stock-based compensation.

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

Accumulated Other Comprehensive (Loss) Earnings:

Accumulated other comprehensive (loss) earnings refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive (loss) earnings but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax. Lexmark’s Accumulated other comprehensive (loss) earnings is composed of unamortized prior service cost or credit related to pension or other postretirement benefits, foreign currency exchange rate adjustments, a forward starting interest rate swap designated as a cash flow hedge and net unrealized gains and losses on marketable securities including the non-credit loss component of OTTI. The Company presents each item of other comprehensive (loss) earnings, on a net basis, and related tax amounts in the Consolidated Statements of Comprehensive Earnings, displaying the combination of reclassification adjustments and other changes as a single amount. Reclassification adjustments, including related tax amounts, are disclosed in Note 15 of the Notes to Consolidated Financial Statements. For any item required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period, the affected line item(s) on the Consolidated Statements of Earnings are provided. For other amounts not required to be reclassified to net income in their entirety, such as pension-related amounts, the Company provides in Note 15 a cross-reference to related footnote disclosures.

Recent Accounting Pronouncements:

Accounting Standards Updates Recently Issued and Effective

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 amends the disclosure requirements on offsetting financial instruments, requiring entities to disclose both gross information and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2011-11 does not change the existing offsetting eligibility criteria or the permitted balance sheet presentation for those instruments that meet the eligibility criteria. The amendments were effective for the Company starting in the first quarter of fiscal 2013 and required retrospective application. In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”). ASU 2013-01 clarifies that the scope of ASU 2011-11 should apply only to derivatives, repurchase agreements, and securities lending transactions and was also effective for the Company starting in the first quarter of fiscal 2013. ASU 2011-11 and ASU 2013-01 did not have a material impact on the Company’s financial statements or its disclosures.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). The amendments in ASU 2012-02 allow an entity the option to first assess qualitatively whether it is more likely than not (a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test under the pre-existing guidance. The amendments in ASU 2012-02 were effective for the Company’s 2013 fiscal year and required prospective application. The amendments in ASU 2012-02 did not have a material impact on the Company’s financial statements as the Company elected to perform the quantitative impairment test during the fourth quarter of 2013 when the Company’s indefinite-lived trade names and trademarks became subject to amortization. Refer to Note 11 of the Notes to Consolidated Financial Statements for more information.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires an entity to provide information in one location about amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts not required to be reclassified to net income in their entirety, such as pension-related amounts, an entity is required to cross-reference to related footnote disclosures. The amendments in ASU 2013-02 were effective prospectively for the Company starting in the first quarter of fiscal 2013. The disclosures required by ASU 2013-02 have been included in Note 15 of the Notes to Consolidated Financial Statements.

Accounting Standards Updates Recently Issued But Not Yet Effective

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date (“ASU 2013-04”). ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, excluding certain obligations addressed within existing guidance. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in ASU 2013-04 are effective for the Company’s 2014 fiscal year and must be applied retrospectively to joint and several liability obligations that exist at the beginning of the year of adoption. The Company does not expect the amendments in ASU 2013-04 to have a material impact to its financial statements.

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

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires that unrecognized tax benefits be presented as a reduction to deferred tax assets for all same jurisdiction loss or other tax carryforwards that are available and would be used by the entity to settle additional income taxes resulting from disallowance of the uncertain tax position. The amendments in ASU 2013-11 are effective for the Company’s 2014 fiscal year (and interim periods within) and will be applied prospectively to all unrecognized tax benefits that exist at the effective date. Although the Company is still evaluating the impact of ASU 2013-11, it does not expect a significant impact to its statement of financial position at this time.

The FASB issued other guidance during the period that is not applicable to the Company’s current financial statements and disclosures and, therefore, is not discussed above.

Reclassifications:

Certain prior year amounts have been reclassified to conform to current presentation.  Results for all periods presented in this Annual Report on Form 10-K reflect the retrospective application of the accounting policy change for pension and other postretirement plan gains and losses described above.

In the fourth quarter of 2013, the Company changed its presentation of Cash flows from operating activities on the Consolidated Statements of Cash Flows to separately disclose Pension and other postretirement (income) expense and Pension and other postretirement contributions. Prior year amounts have been reclassified to conform to current presentation. These amounts were previously included in Other and Other assets and liabilities for the years ended December 31, 2013 and 2012 and in Other, Accrued liabilities, and Other assets and liabilities for the year ended December 31, 2011.

During 2013, service revenue exceeded ten percent of total revenue and is separately stated, along with the associated cost of revenue, on the Consolidated Statements of Earnings. Service revenue includes extended warranties and professional services performed under MPS arrangements, as well as software subscriptions, maintenance and support, and other software-related services. Product revenue includes all hardware, parts, supplies and license revenue. Restructuring-related costs include accelerated depreciation charges and excess component and other inventory-related charges. In addition, the amortization of developed technology is included as cost of product revenue. Prior year amounts have been reclassified to conform to current year presentation.

3.          FAIR VALUE

General

The accounting guidance for fair value measurements defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and requires disclosures about fair value measurements. The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As part of the framework for measuring fair value, the guidance establishes a hierarchy of inputs to valuation techniques used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	December 31, 2013				December 31, 2012
	Based on				Based on
		Quoted				Quoted
		prices in	Other			prices in	Other
		active	observable	Unobservable		active	observable	Unobservable
		Markets	Inputs	inputs		markets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)	Fair value	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Cash equivalents (1)
Money market funds	$162.6	$–	$162.6	$–	$102.3	$–	$102.3	$–
U.S. government and agency securities	12.5	–	12.5	–	6.0	–	6.0	–
Corporate debt securities	–	–	–	–	1.5	–	1.5	–

Available-for-sale marketable securities
Government & agency debt securities	345.8	251.0	94.8	–	334.8	244.2	90.6	–
Corporate debt securities	362.1	7.5	354.6	–	302.1	14.4	282.5	5.2
Asset-backed and mortgage-backed securities	73.6	–	71.8	1.8	56.5	–	53.0	3.5
Total available-for-sale marketable securities - ST	781.5	258.5	521.2	1.8	693.4	258.6	426.1	8.7

Auction rate securities - municipal debt	3.4	–	–	3.4	3.3	–	–	3.3
Auction rate securities - preferred	3.3	–	–	3.3	3.0	–	–	3.0
Total available-for-sale marketable securities - LT	6.7	–	–	6.7	6.3	–	–	6.3

Foreign currency derivatives (2)	0.1	–	0.1	–	0.2	–	0.2	–

Total	$963.4	$258.5	$696.4	$8.5	$809.7	$258.6	$536.1	$15.0

Liabilities measured at fair value on a recurring basis:
Foreign currency derivatives (2)	$0.2	$–	$0.2	$–	$0.6	$–	$0.6	$–
Forward starting interest rate swap	–	–	–	–	1.4	–	1.4	–
Total	$0.2	$–	$0.2	$–	$2.0	$–	$2.0	$–

(1) Included in Cash and cash equivalents on the Consolidated Statements of Financial Position.

(2) Foreign currency derivative assets and foreign currency derivative liabilities are included in Prepaid expenses and other current assets and Accrued liabilities, respectively, on the Consolidated Statements of Financial Position. Refer to Note 18 of the Notes to Consolidated Financial Statements for disclosure of derivative assets and liabilities on a gross basis.

The Company's policy is to consider all highly liquid investments with an original maturity of three months or less at the Company's date of purchase to be cash equivalents. The amortized cost of these investments closely approximates fair value in accordance with the Company's policy regarding cash equivalents. Fair value of these instruments is readily determinable using the methods described below for marketable securities and money market funds.

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the year ended December 31, 2013:

Available-for-sale marketable securities

				ARS - muni	ARS -
Twelve Months Ended December 31, 2013	Total Level 3	Corporate debt	AB and MB	Debt	preferred
	securities	securities	securities	securities	securities
Balance, beginning of period	$15.0	$5.2	$3.5	$3.3	$3.0
Realized and unrealized gains/(losses) included in earnings (1)	–	–	–	–	–
Unrealized gains/(losses) included in OCI - OTTI securities	0.1	–	0.1	–	–
Unrealized gains/(losses) included in OCI - All other	0.5	–	–	0.2	0.3
Purchases	0.2	0.2	–	–	–
Sales	(0.6)	(0.6)	–	–	–
Maturities and paydowns	(0.8)	–	(0.7)	(0.1)	–
Transfers out (2)	(5.9)	(4.8)	(1.1)	–	–
Balance, end of period	$8.5	$–	$1.8	$3.4	$3.3

OCI = Other comprehensive income

OTTI = Other than temporary impairment

AB = Asset-backed

MB = Mortgage-backed

ARS = Auction rate security

(1) Included in Other expense (income), net on the Consolidated Statements of Earnings

(2) Transfers out of Level 3 were on a gross basis. Transfers out of Level 3 resulted from the Company being able to obtain information demonstrating that the prices were observable in the market during the periods shown.

Of the realized and unrealized losses included in earnings during the year ended December 31, 2013, none were related to Level 3 securities held by the Company at December 31, 2013.

For purposes of comparison, the following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the year ended December 31, 2012:

Available-for-sale marketable securities

Twelve Months Ended	Total Level 3	Agency Debt	Corporate debt	AB and MB	ARS - muni	ARS - preferred
December 31, 2012	securities	securities	securities	securities	debt securities	securities
Balance, beginning of period	$36.3	$1.5	$18.5	$4.8	$8.2	$3.3
Realized and unrealized gains/(losses) included in earnings (1)	1.7	–	–	0.1	1.6	–
Unrealized gains/(losses) included in OCI - OTTI securities	(0.9)	–	–	0.1	(1.0)	–
Unrealized gains/(losses) included in OCI - All other	1.1	–	0.1	0.3	1.0	(0.3)
Purchases	3.0	–	3.0	–	–	–
Sales and redemptions	(23.2)	(4.3)	(11.2)	(1.2)	(6.5)	–
Maturities	(3.8)	–	(3.8)	–	–	–
Transfers in (2)	9.4	4.3	5.1	–	–	–
Transfers out (2)	(8.6)	(1.5)	(6.5)	(0.6)	–	–
Balance, end of period	$15.0	$–	$5.2	$3.5	$3.3	$3.0

OCI = Other comprehensive income

OTTI = Other than temporary impairment

AB = Asset-backed

MB = Mortgage-backed

ARS = Auction rate security

(1) Included in Other expense (income), net on the Consolidated Statements of Earnings

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

Transfers

2013

During 2013, the Company transferred, on a gross basis, $8.7 million of U.S. agency debt securities and $3.5 million of corporate debt securities from Level 1 to Level 2 due to lower levels of market activity for certain securities held at the end of 2013 that are measured at fair value on a recurring basis. The fair values of the Company’s U.S. agency debt securities are generally categorized as Level 1 but may be downgraded based on the Company’s assessment of market activity for individual securities. The Company also transferred from Level 2 to Level 1, on a gross basis, $2.6 million of corporate debt securities and $1.5 million of U.S. agency debt securities held at the end of 2013 that are measured at fair value on a recurring basis. The transfers of corporate debt securities from Level 2 to Level 1 were due to trading volumes sufficient to indicate an active market for the securities. The transfers of U.S. agency debt securities from Level 2 to Level 1 were due to the securities resuming higher levels of market activity during 2013. A discussion of transfers in and out of Level 3 for 2013 is presented above with the tables containing additional Level 3 information.

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

Marketable Securities - Valuation Process

The Company uses third-party pricing information to report the fair values of the securities in which Lexmark is invested, though the responsibility of valuation remains with the Company’s management. For most of the securities the Company corroborates the third-party pricing information with additional pricing data the Company obtains from other available sources, but does not use the additional pricing data to report fair values. Each quarter the Company utilizes multiple sources of pricing as well as broker quotes, trading and other market data in its process of assessing the reasonableness of the third-party pricing information and testing default level assumptions. The Company assesses the quantity of pricing sources available, variability in the prices provided, trading activity and other relevant data to reasonably determine that the price provided is consistent with the accounting guidance for fair value measurements. Except for its investments in auction rate securities, the fair values of the Company’s investments in marketable securities are based on third-party pricing information without adjustment. As permitted under the accounting guidance for fair value disclosures the Company has not provided quantitative information about the significant unobservable inputs used in the fair value measurements of these securities.

Beginning in 2013 the third-party pricing information used in the valuation of the Company’s marketable securities portfolio consisted of prices from identifiable sources, whereas in previous periods the third-party pricing information consisted of consensus prices. The Company does not believe that this change resulted in a material effect on the fair value of its marketable securities portfolio.

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

Auction Rate Securities

At December 31, 2013, the Company’s auction rate securities for which recent auctions were unsuccessful were valued by a third party using a discounted cash flow model based on the characteristics of the individual securities, which the Company believes yields the best estimate of fair value. The first step in the valuation included a credit analysis of the security which considered various factors including the credit quality of the issuer (and insurer if applicable), the instrument’s position within the capital structure of the issuing authority, and the composition of the authority’s assets including the effect of insurance and/or government guarantees. Next, the future cash flows of the instruments were projected based on certain assumptions regarding the auction rate market significant to the valuation including (1) the auction rate market will remain illiquid and auctions will continue to fail causing the interest rate to be the maximum applicable rate and (2) the securities will not be redeemed prior to any scheduled redemption dates. These assumptions resulted in discounted cash flow analysis being performed through the legal maturity of July 2032 for the municipal airport revenue bond and the mandatory redemption date of December 2021 for the auction rate preferred stock. The projected cash flows were then discounted using the applicable yield curve plus a 250 basis point liquidity premium added to the applicable discount rate. Quantitative disclosures of key unobservable inputs for auction rate securities appear in the table below.

Security type	Range of discount rates (including basis point liquidity premium)		Range of estimated forward rates applied to contractual cash flows
	Minimum	Maximum	Minimum	Maximum
Auction rate securities – municipal debt	2.8%	9.9%	0.1%	7.4%
Auction rate securities – preferred	3.1%	6.9%	0.3%	5.1%

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

Refer to Note 21 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s auction rate preferred stock activity occurring subsequent to the date of the financial statements.

Derivatives

The Company employs a foreign currency and interest rate risk management strategy that periodically utilizes derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates and interest rates. Fair values for the Company’s derivative financial instruments are based on pricing models or formulas using current market data. Variables used in the calculations include forward points, spot rates and benchmark interest rates at the time of valuation, as well as the frequency of payments to and from counterparties and effective and termination dates. Because of the very short duration of the Company’s transactional hedges there is minimal risk of nonperformance. At December 31, 2013 and 2012, all of the Company’s derivative instruments were designated as Level 2 measurements in the fair value hierarchy. Refer to Note 18 of the Notes to Consolidated Financial Statements for more information regarding the Company’s derivatives.

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

The fair values shown in the table below are based on the prices the bonds have recently traded in the market, as well as the overall market conditions on the date of valuation, stated coupon rates, the number of coupon payments each year, and the maturity dates. The fair value of the debt is not recorded on the Company’s Consolidated Statements of Financial Position and is therefore excluded from the fair value table above. This fair value measurement is classified as Level 2 within the fair value hierarchy.

	December 31, 2013			December 31, 2012
	Fair	Carrying	Unamortized	Fair	Carrying	Unamortized
	value	value	discount	value	value	discount
2013 senior notes	$–	$–	$–	$356.7	$350.0	$–
2018 senior notes	335.8	299.6	0.4	328.1	299.6	0.4
2020 senior notes	409.3	400.0	–	–	–	–
Total	$745.1	$699.6	$0.4	$684.8	$649.6	$0.4

Refer to Note 13 of the Notes to Consolidated Financial Statements for additional information regarding the senior notes.

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

Refer to Note 17 of the Notes to Consolidated Financial Statements for disclosures regarding the fair value of plan assets.

Other Financial Instruments

The fair values of cash and cash equivalents, trade receivables and accounts payable approximate their carrying values due to the relatively short-term nature of the instruments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis Subsequent to Initial Recognition

There were no material fair value adjustments to assets or liabilities measured at fair value on a nonrecurring basis subsequent to initial recognition during 2013. For comparison purposes, measurements recorded during 2012 are shown below.

2012

Fair Value Measurements Using
		Quoted prices in	Other observable	Unobservable	Total gains
	Fair	active markets	inputs	inputs	(losses)
	value	(Level 1)	(Level 2)	(Level 3)	YTD 2012
Long-lived assets held for sale	$1.6	$–	$–	$1.6	$(2.1)

Long-lived assets held for sale

Related to the 2007 restructuring plan, the Company’s Boigny, France site with carrying value of $3 million was written down in 2012 to fair value less cost to sell of approximately $1 million, based on a non-binding indication of value from a potential buyer. This action resulted in a loss of $1.5 million recorded in Selling, general and administrative on the Company’s Consolidated Statements of Earnings. The site is included in Property, plant and equipment, net on the Consolidated Statements of Financial Position. The Company is actively marketing the site for sale. The site has been vacated by the Company and, due to the restructuring action noted above, is not being employed by the Company in its highest and best use. The site was also subject to a nonrecurring fair value measurement in 2011.

Related to the August 2012 restructuring plan, certain of the Company’s machinery and equipment assets with carrying value of $0.9 million were written down in 2012 to fair value less cost to sell of $0.3 million due to the company’s receipt of an offer to purchase the assets at a price that was below the carrying values of the assets. The resulting loss of $0.6 million was recorded in Restructuring-related costs on the Company’s Consolidated Statements of Earnings. The assets qualified as held for sale in 2012 and were included in Property, plant and equipment, net on the Company’s Consolidated Statements of Financial Position. The assets were sold in 2013.

4.           BUSINESS COMBINATIONS AND DIVESTITURES

2013

On September 16, 2013 the Company acquired Saperion AG (“Saperion”). Saperion is a European-based leader in ECM solutions, focused on providing document archive and workflow solutions. The acquisition expands Perceptive Software's European-based footprint in the ECM market, and will further strengthen the Company’s strategy of providing the platform, products and solutions that help companies manage their unstructured information challenges. The purchase accounting for the acquisition of Saperion has not been finalized as certain income tax matters are still being evaluated.

Of the total cash payment of $72.3 million to acquire Saperion, $72.2 million was paid to acquire all of the issued and outstanding shares of Saperion, while $0.1 million relates to assets acquired by the Company that were recognized separately from the acquisition.

On October 3, 2013 the Company acquired PACSGEAR, Inc. (“PACSGEAR”). PACSGEAR is a leading provider of connectivity solutions for healthcare providers to capture, manage and share medical images and related documents and integrate them with existing picture archiving and communication systems and electronic medical records (“EMR”) systems. With this acquisition, Perceptive Software will be uniquely positioned to offer a vendor-neutral, standards-based clinical content platform for capturing, managing, accessing and sharing patient imaging information and related documents within healthcare facilities through an EMR and between facilities via PACSGEAR technology.

Of the total cash payment of $54.1 million, $53.9 million was paid to acquire all of the issued and outstanding shares of PACSGEAR. Additionally, $0.2 million of the total cash payment was used to pay certain transaction costs and other obligations of the sellers.

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

The following table summarizes the assets acquired and liabilities assumed as of the acquisition date for Saperion, PACSGEAR, AccessVia and Twistage. The intangible assets subject to amortization are being amortized on a straight-line basis over their estimated useful lives as of the acquisition date:

	Estimated Fair Value			Weighted-Average Useful Life (years)
	Saperion	PACSGEAR	AccessVia and Twistage
Cash	$6.5	$1.6	$0.9
Trade receivables	3.0	2.7	1.3
Inventory	0.2	1.0	–
Other current assets	1.3	1.5	0.3
Property, plant and equipment	0.4	0.2	1.0
Identifiable intangible assets:
Developed technology	15.8	25.8	7.7	7.1
Customer relationships	19.4	2.9	11.1	6.7
Trade names	2.1	0.3	0.1	2.8
In-process technology (1)	0.5	–	–
Other long-term assets	0.3	–	0.1
Accounts payable	(0.5)	–	(1.5)
Deferred revenue	(3.0)	(1.7)	(2.6)
Other current liabilities	(4.1)	(2.4)	(2.0)
Deferred tax liability, net (2)	(10.2)	–	(4.2)
Total identifiable net assets	31.7	31.9	12.2
Goodwill	40.5	22.0	16.8
Total purchase price	$72.2	$53.9	$29.0

(1) Amortization to begin upon completion of the project.

(2) Deferred tax liability, net primarily relates to purchased identifiable intangible assets and is shown net of deferred tax assets.

The fair value of trade receivables approximates its carrying value of $7.0 million. The gross amount due from customers is $8.7 million, of which $1.7 million was estimated to be uncollectible as of the date of acquisition.

Of the $79.3 million of goodwill resulting from the acquisitions, all of which was assigned to the Company’s Perceptive Software segment, $22.0 million is expected to be deductible for income tax purposes. The goodwill recognized comprises the value of expected synergies arising from the acquisitions that are complementary to the Perceptive Software business. The total estimated fair value of intangible assets acquired was $85.7 million, with a weighted-average useful life of 6.8 years.

The purchase of Saperion is included in Purchase of businesses, net of cash acquired in the Consolidated Statements of Cash Flows for the year ended December 31, 2013 in the amount of $65.7 million. Total cash acquired in the acquisition of Saperion was $6.5 million. The Company also acquired intangible assets in the form of non-compete agreements from certain shareholders in the acquisition of Saperion. These agreements were valued at $0.1 million and were recognized separately from the acquisition.

The values in the table above include measurement period adjustments determined in 2013 related to the acquisition of Saperion affecting Deferred revenue $(0.1) million and Goodwill $0.1 million. The adjustments were based on facts and circumstances obtained subsequent to the acquisition that existed at the date of acquisition.

The purchase of PACSGEAR is included in Purchase of businesses, net of cash acquired in the Consolidated Statements of Cash Flows for the year ended December 31, 2013 in the amount of $52.3 million. Total cash acquired in the acquisition of PACSGEAR was $1.6 million.

The purchases of AccessVia and Twistage are included in Purchase of businesses, net of cash acquired in the Consolidated Statements of Cash Flows for the year ended December 31, 2013 in the amount of $28.1 million. Total cash acquired in the acquisitions of AccessVia and Twistage was $0.9 million. The Company also acquired intangible assets in the form of non-compete agreements from certain employees of AccessVia and Twistage. These agreements were valued at $0.2 million and were recognized separately from the acquisitions.

The values in the table above include measurement period adjustments determined in 2013 related to the acquisitions of AccessVia and Twistage affecting Other current assets $0.2 million, Other current liabilities $0.1 million, Deferred tax liability, net $(1.8) million and Goodwill $1.5 million. The measurement period adjustments were based on information obtained subsequent to the acquisition related to certain income tax matters contemplated by the Company at the acquisition date.

A change to the acquisition date value of the identifiable net assets during the measurement period (up to one year from the acquisition date) will affect the amount of the purchase price allocated to goodwill. Changes to the purchase price allocation are adjusted retrospectively to the acquisition date if material.

Acquisition-related costs of approximately $1.7 million were charged directly to operations and were included in Selling, general and administrative on the Consolidated Statements of Earnings for the year ended December 31, 2013. Acquisition-related costs include finder's fees, legal, advisory, valuation, accounting, and other fees incurred to effect the business combination. Acquisition-related costs above do not include travel and integration expenses.

Because the current levels of revenue and net earnings for AccessVia, Twistage, Saperion and PACSGEAR are not material, individually or in the aggregate, to the Company’s Consolidated Statements of Earnings, supplemental pro forma and actual revenue and net earnings disclosures have been omitted.

2012

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

The following table summarizes the assets acquired and liabilities assumed as of the acquisition date:

	Estimated Fair Value	Weighted-Average Useful Life (years)
Cash	$0.3
Trade receivables	4.4
Other current assets	1.0
Property, plant and equipment	0.2
Identifiable intangible assets:
Trade names	4.7	2.0
Customer relationships	16.6	7.0
Non-compete agreements	0.2	1.0
Purchased technology	40.5	5.0
Indemnification assset	2.5
Accounts payable	(2.6)
Short-term borrowings	(4.0)
Deferred revenue	(2.9)
Other current liabilities	(4.2)
Other long-term liabilities	(5.7)
Deferred tax liability, net (1)	(7.8)
Total identifiable net assets	43.2
Goodwill	104.1
Total purchase price	$147.3

(1) Deferred tax liability, net primarily relates to purchased identifiable intangible assets and is shown net of deferred tax assets.

The values above include measurement period adjustments determined in 2012 affecting Trade receivables of $(2.2) million, Other current assets $0.8 million, Deferred tax liability, net $(0.1) million, Identifiable intangible assets $0.1 million and Goodwill $1.4 million. The measurement period adjustments were based primarily on information obtained subsequent to the acquisition related to certain trade receivables conditions that existed at the acquisition date as well as certain income tax matters contemplated by the Company at the acquisition date.

The fair value of trade receivables approximated the carrying value of $4.4 million. The gross amount due from customers is $10.0 million, of which $5.6 million was estimated to be uncollectible as of the date of acquisition.

The total estimated fair value of intangible assets acquired was $62.0 million, with a weighted-average useful life of 5.3 years.

The Company assumed $4.0 million of short term debt in the acquisition. The debt was repaid in the first quarter of 2012 after the acquisition date and is included in Repayment of assumed debt in the financing section of the Company’s Consolidated Statements of Cash Flows for the year ended December 31, 2012. There was no gain or loss recognized on the extinguishment of the debt.

Goodwill of $104.1 million arising from the acquisition was assigned to the Perceptive Software segment. The goodwill recognized comprises the value of expected synergies arising from the acquisition that are complementary to the Perceptive Software business. None of the goodwill recognized is expected to be deductible for income tax purposes.

The acquisition of Brainware is included in Purchase of businesses, net of cash acquired in the investing section of the Consolidated Statements of Cash Flows for the year ended December 31, 2012 in the amount of $147 million, which is the total purchase price less cash acquired of $0.3 million.

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

Certain income tax-related contingencies totaling $5.7 million were recognized by the Company as of the acquisition date. The Company is indemnified for this matter in the purchase agreement for an amount not to exceed the proceeds actually received by the selling shareholders in consummation of the acquisition. An indemnification asset of $2.5 million was initially recognized and measured on the same basis as the indemnified item, taking into account factors such as collectability. The measurement of the indemnification asset is subject to changes in management’s assessment of changes in both the indemnified item and collectability. The indemnification asset was reduced by $0.6 million in 2013 commensurate with a decrease in the related liability. The reduction of the indemnification asset was recorded in Other expense (income), net in 2013 on the Consolidated Statements of Earnings.

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

The following table summarizes the assets acquired and liabilities assumed in the acquisitions of Acuo, Nolij and ISYS as of the respective acquisition dates:

	Estimated Fair Value	Weighted-Average Useful Life (years)
Cash	$5.3
Trade receivables	4.2
Other current assets	2.5
Property, plant and equipment	1.0
Identifiable intangible assets:
Trade names and trademarks	0.8	1.9
Customer relationships	18.3	5.7
Non-compete agreements	0.1	3.0
Purchased technology	42.7	5.0
In-process technology (1)	1.2
Other assets	0.1
Accounts payable	(0.4)
Deferred revenue	(6.7)
Other current liabilities	(11.5)
Other long-term liabilities	(0.5)
Deferred tax liability, net (2)	(9.9)
Total identifiable net assets	47.2
Goodwill	58.3
Total purchase price	$105.5

(1) The in-process technology was not subject to amortization at the acquisition date. A portion of the acquired in-process technology valued at $0.3 million was written off in 2012 subsequent to the acquisition as the related project was abandoned. Amortization was commenced for the balance of the in-process technology in 2013 upon completion of the related project.

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

The values above also include measurement period adjustments determined during 2013 related to the Company’s acquisition of Acuo in the fourth quarter of 2012 affecting Other current assets $(0.3) million, Accounts payable $(0.1) million, Other current liabilities $(1.5) million, and Goodwill $1.9 million. The measurement period adjustments were determined based on facts and circumstances that existed at the acquisition date and were adjusted retrospectively to the consolidated financial results.

The total estimated fair value of intangible assets acquired was $63.1 million, with a weighted-average useful life of 5.2 years. The intangible assets subject to amortization are being amortized on a straight-line basis over their estimated useful lives as of the respective acquisition dates.

The goodwill recognized in the acquisitions of Acuo, Nolij and ISYS was assigned to the Perceptive Software segment and comprises the value of expected synergies arising from the acquisitions that are complementary to the Perceptive Software business. Goodwill of $17.3 million that resulted from the Acuo acquisition is expected to be deductible for income tax purposes. Goodwill of $41.0 million that resulted from the acquisitions of Nolij and ISYS is not expected to be deductible for income tax purposes.

The purchase of Acuo is included in Purchase of businesses, net of cash acquired in the Consolidated Statements of Cash Flows for 2012 in the amount of $40.5 million. Total cash acquired in the acquisition of Acuo was $3.3 million. The Company also acquired intangible assets in the form of covenants not to compete from certain employees and members of Acuo. These covenants were valued at $0.4 million and were recognized separately from the acquisition. The purchases of Nolij and ISYS are included in Purchase of businesses, net of cash acquired in the Consolidated Statements of Cash Flows for 2012 in the amount of $57.8 million. Total cash acquired in the acquisitions of Nolij and ISYS was $2.0 million. Included in Cash and cash equivalents on the Company’s Consolidated Statements of Financial Position is $2.1 million which is restricted in use as it is due to a former shareholder of Nolij. This amount has been recognized as a liability incurred to a former shareholder. The liability was increased by $0.2 million in 2013 when the portion of the purchase price placed in escrow upon acquisition was released.

Acquisition-related costs of approximately $1.3 million were charged directly to operations and were included in Selling, general and administrative on the Consolidated Statements of Earnings for the year ended December 31, 2012. Acquisition-related costs include finder’s fees, legal, advisory, valuation, accounting, and other fees incurred to effect the business combination. Acquisition-related costs above do not include travel and integration expenses.

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

The following table summarizes the assets acquired and liabilities assumed as of the acquisition date.

	Estimated Fair Value	Weighted-Average Useful Life (years)
Trade receivables	$2.1
Other assets	0.3
Property, plant and equipment	0.2
Identifiable intangible assets:
Trade names and trademarks (1)	2.6	10.0
Customer relationships	7.8	5.0
Non-compete agreements	0.1	3.0
Purchased technology	8.9	5.0
In-process technology (2)	1.3
Accounts payable	(1.9)
Short-term borrowings	(5.0)
Deferred revenue	(0.2)
Other liabilities	(1.6)
Long-term debt	(2.1)
Deferred tax liability, net (3)	(4.6)
Total identifiable net assets	7.9
Goodwill	33.5
Total purchase price	$41.4

(1) The estimated useful life of the trade names was shortened to approximately 2.5 years subsequent to the acquisition, resulting in accelerated amortization of the asset.

(2) The in-process technology was not subject to amortization at the acquisition date, but began amortizing upon completion of the projects in 2012.

(3) Deferred tax liability, net primarily relates to purchased identifiable intangible assets and is shown net of deferred tax assets.

The total estimated fair value of intangible assets acquired was $20.7 million, with a weighted-average useful life of 5.7 years. The intangible assets subject to amortization are being amortized on a straight-line basis over their estimated useful lives as of the acquisition date.

The Company assumed $5.0 million of short-term borrowings and $2.1 million of long-term debt in the acquisition. These amounts were repaid shortly after the acquisition and are included in Repayment of assumed debt in the financing section of the Company’s Consolidated Statements of Cash Flows for the year ended December 31, 2011. There was no gain or loss recognized on the extinguishment of the debt.

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

The acquisition of Pallas Athena is included in Purchase of businesses, net of cash acquired in the investing section of the Consolidated Statements of Cash Flows for the year ended December 31, 2011 in the amount of $41.4 million, which is the total purchase price.

Acquisition-related costs of approximately $2 million were charged directly to operations and were included in Selling, general and administrative on the Consolidated Statements of Earnings for the year ended December 31, 2011. Acquisition-related costs include finder’s fees, legal, advisory, valuation, accounting, and other fees incurred to effect the business combination.

Because Pallas Athena’s current levels of revenue and net earnings are not material to the Company’s Consolidated Statements of Earnings, supplemental pro forma revenue and net earnings disclosures have been omitted.

Divestiture

In August 2012, the Company announced restructuring actions including exiting the development and manufacturing of its remaining inkjet hardware. On April 1, 2013, the Company and Funai Electric Co., Ltd. (“Funai”) entered into a Master Inkjet Sale Agreement of the Company’s inkjet-related technology and assets to Funai for total cash consideration of $100 million, subject to working capital adjustments. Included in the sale were one of the Company’s subsidiaries, certain intellectual property and other assets of the Company. The Company must also provide certain transition services to Funai and will continue to sell supplies for its current inkjet installed base. The sale closed in the second quarter of 2013.

In addition to the $100 million of cash consideration, the Company received a subsequent working capital adjustment of $0.9 million. The Company derecognized the following upon the sale:

Cash and cash equivalents	$2.3
Inventory	3.0
Prepaid expenses and other current assets	0.2
Property, plant and equipment, net	27.8
Goodwill	1.1
Other assets	2.1
Accounts payable	(1.9)
Accrued liabilities	(2.4)
Other liabilities	(2.6)
Accumulated other comprehensive income	(10.3)
Carrying value of disposal group	$19.3

The Company recognized a gain of $73.5 million upon the sale recorded in Gain on sale of inkjet-related technology and assets on the Consolidated Statements of Earnings for the year ended December 31, 2013. The gain, which was recognized in ISS, consisted of total consideration of $100.9 offset partially by the carrying value of the disposal group of $19.3 million and $8.1 million of expenses incurred during the second quarter of 2013 to effect the sale.

Of the $100.9 million of cash proceeds received, or $98.6 million net of the $2.3 million cash balance held by the subsidiary included in the sale, $97.6 million was presented in investing activities for the sale of the business and $1.0 million was included in operating activities for transition services on the Consolidated Statements of Cash Flows for the year ended December 31, 2013.

5.           RESTRUCTURING CHARGES

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

The 2012 Restructuring Actions are expected to impact about 2,063 positions worldwide, including 300 manufacturing positions. The 2012 Restructuring Actions will result in total pre-tax charges of approximately $176.0 million, with $146.4 million incurred to date and approximately $29.6 million to be incurred in 2014 and 2015. The Company expects the total cash costs of the 2012 Restructuring Actions to be approximately $101.5 million with $75.9 million incurred to date, and approximately $25.6 million remaining in 2014 and 2015.

The Company expects to incur total charges related to the 2012 Restructuring Actions of approximately $135.2 million in ISS, $35.7 million in All other and $5.1 million in Perceptive Software.

In the second quarter of 2013, the Company sold inkjet-related technology and assets. Refer to Note 4 of the Notes to Consolidated Financial Statements for more information.

Impact to 2013, 2012 and 2011 Financial Results

For the year ended December 31, 2013, charges for the 2012 Restructuring Actions were recorded in the Company’s Consolidated Statements of Earnings as follows:

			Selling, general	Restructuring	Impact on
	Restructuring-	Impact on	and	and related	Operating
	related costs	Gross profit	administrative	charges	Income
Accelerated depreciation charges	$5.6	$5.6	$5.5	$–	$11.1
Excess components and other inventory-related charges	15.8	15.8	–	–	15.8
Employee termination benefit charges	–	–	–	9.2	9.2
Contract termination and lease charges	–	–	–	(0.2)	(0.2)
Total restructuring charges	$21.4	$21.4	$5.5	$9.0	$35.9

For the year ended December 31, 2012, charges for the 2012 Restructuring Actions were recorded in the Company’s Consolidated Statements of Earnings as follows:

			Selling, general	Restructuring	Impact on
	Restructuring-	Impact on	and	and related	Operating
	related costs	Gross profit	administrative	charges	Income
Accelerated depreciation charges	$29.5	$29.5	$19.8	$–	$49.3
Impairment of long-lived assets held for sale	0.6	0.6	–	–	0.6
Excess components and other inventory-related charges	17.7	17.7	–	–	17.7
Employee termination benefit charges	–	–	–	31.1	31.1
Contract termination and lease charges	–	–	–	4.2	4.2
Total restructuring charges	$47.8	$47.8	$19.8	$35.3	$102.9

For the year ended December 31, 2011, charges for the 2012 Restructuring Actions were recorded in the Company’s Consolidated Statements of Earnings as follows:

			Restructuring	Impact on
	Restructuring-	Impact on	and related	Operating
	related costs	Gross profit	charges	Income
Accelerated depreciation charges	$4.5	$4.5	$–	$4.5
Employee termination benefit charges	–	–	3.1	3.1
Total restructuring charges	$4.5	$4.5	$3.1	$7.6

The estimated useful lives of certain long-lived assets changed as a result of the Company’s decision to exit the development and manufacture of inkjet hardware. Accelerated depreciation and impairment charges for the years ended December 31, 2013, 2012 and 2011 for the 2012 Restructuring Actions and all of the other restructuring actions were determined in accordance with FASB guidance on accounting for the impairment or disposal of long-lived assets. For the year ended December 31, 2012, the impairment charges incurred were related to machinery and equipment located in Juarez, Mexico, which was held for sale as of December 31, 2012, and for which the current fair value had fallen below the carrying value.

The inventory-related charges incurred for the years ended December 31, 2013 and 2012 were determined in accordance with FASB guidance on inventory and were attributable to the decision to cease manufacturing of inkjet hardware.

For the years ended December 31, 2013, 2012 and 2011, the company incurred employee termination benefit charges, which include severance, medical and other benefits, and contract termination and lease charges. Charges for the 2012 Restructuring Actions and all of the other restructuring actions were recorded in accordance with FASB guidance on employers’ accounting for postemployment benefits and guidance on accounting for costs associated with exit or disposal activities, as appropriate.

For the years ended December 31, 2013, 2012 and 2011, the Company incurred restructuring charges in connection with the 2012 Restructuring Actions in the Company’s segments as follows:

	2013	2012	2011
ISS	$25.2	$84.7	$7.6
All other	7.8	17.5	–
Perceptive Software	2.9	0.7	–
Total charges	$35.9	$102.9	$7.6

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits and contract termination and lease charges in connection with the 2012 Restructuring Actions. The $9.9 million restructuring liability as of December 31, 2013 is included in Accrued liabilities on the Company’s Consolidated Statements of Financial Position.

		Contract
	Employee	Termination
	Termination	& Lease
	Benefits	Charges	Total
Balance at January 1, 2011	$–	$–	$–
Costs incurred	3.1	–	3.1
Balance at December 31, 2011	3.1	–	3.1
Costs incurred	31.3	4.7	36.0
Reversals (1)	(0.2)	(0.5)	(0.7)
Payments & Other (2)	(16.4)	(3.9)	(20.3)
Balance at December 31, 2012	17.8	$0.3	18.1
Costs incurred	14.4	–	14.4
Reversals (1)	(5.2)	(0.2)	(5.4)
Payments & Other (2)	(17.1)	(0.1)	(17.2)
Balance at December 31, 2013	$9.9	$–	$9.9

(1) Reversals due to changes in estimates for employee termination benefits.

(2) Other consists of changes in the liability balance due to foreign currency translations.

Summary of Other Restructuring Actions

General

In response to global economic weakening, to improve the efficiency and effectiveness of its operations, enhance the efficiency of the Company’s inkjet cartridge manufacturing operations and to reduce the Company’s business support cost and expense structure, the Company announced various restructuring actions (“Other Restructuring Actions”) from 2006 to October 2009. The Other Restructuring Actions include closing the Company’s inkjet supplies manufacturing facilities in Mexico, the consolidating of its cartridge manufacturing capacity, as well as impacting positions in the Company’s general and administrative functions, supply chain and sales support, marketing and sales management, and consolidating of the Company’s research and development programs. In the fourth quarter of 2013 employee termination benefit charges were incurred for actions that were not a part of an announced plan.  The Other Restructuring Actions are considered substantially completed and any remaining charges to be incurred from these actions are expected to be immaterial.

Impact to 2013, 2012 and 2011 Financial Results

For the year ended December 31, 2013, charges for the Company’s Other Restructuring Actions were recorded in the Consolidated Statements of Earnings as follows:

	Restructuring	Impact on
	and related	Operating
	charges	Income
Employee termination benefit charges	$1.9	$1.9

For the year ended December 31, 2012, charges (reversals) for the Company’s Other Restructuring Actions were recorded in the Consolidated Statements of Earnings as follows:

	Selling, general	Restructuring	Impact on
	and	and related	Operating
	administrative	charges	Income
Accelerated depreciation charges	$0.1	$–	$0.1
Impairment of long-lived assets held for sale	1.5	–	1.5
Employee termination benefit charges (reversals)	–	(0.1)	(0.1)
Contract termination and lease charges	–	0.9	0.9
Total restructuring charges	$1.6	$0.8	$2.4

For the year ended December 31, 2011, charges (reversals) for the Company’s Other Restructuring Actions were recorded in the Consolidated Statements of Earnings as follows:

	Selling, general	Restructuring	Impact on
	and	and related	Operating
	administrative	charges	Income
Accelerated depreciation charges	$2.4	$–	$2.4
Impairment of long-lived assets held for sale	4.6	–	4.6
Employee termination benefit charges (reversals)	–	(1.0)	(1.0)
Contract termination and lease charges (reversals)	–	(0.1)	(0.1)
Total restructuring charges (reversals)	$7.0	$(1.1)	$5.9

The impairment charges recorded in 2012 are related to the Company’s site in Boigny, France held for sale for which the current fair value had fallen below the carrying value. In 2011, the Company recorded impairment charges of $3.6 million related to its Boigny, France site and $1.0 million related to its manufacturing facility in Juarez, Mexico for which the current fair value had fallen below the carrying value. Subsequent to the impairment charge, the Juarez, Mexico facility was sold and the Company recognized a $0.6 million pre-tax gain on the sale that is included in Selling, general and administrative on the Company's Consolidated Statements of Earnings. This gain is not included in the total restructuring charges (reversals) presented in the table above.

For the year ended December 31, 2011, the reversal for employee termination benefit charges is due primarily to revisions in assumptions.

For the years ended December 31, 2013, 2012, and 2011, the Company incurred restructuring charges in connection with the Other Restructuring Actions in the Company’s segments as follows:

	2013	2012	2011
ISS	$–	$0.8	$2.1
All other	0.1	1.6	3.8
Perceptive Software	1.8	–	–
Total charges	$1.9	$2.4	$5.9

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits and contract termination and lease charges in connection with the Company’s Other Restructuring Actions. Of the total $1.5 million restructuring liability as of December 31, 2013, $1.3 million is included in Accrued liabilities and $0.2 million is included in Other liabilities on the Company’s Consolidated Statements of Financial Position.

		Contract
	Employee	Termination
	Termination	& Lease
	Benefits	Charges	Total
Balance at January 1, 2011	$26.5	$1.1	$27.6
Costs incurred	1.0	0.4	1.4
Reversals (1)	(2.2)	(0.5)	(2.7)
Payments & Other (2)	(18.0)	(1.0)	(19.0)
Balance at December 31, 2011	7.3	–	7.3
Costs incurred	0.6	0.9	1.5
Reversals (1)	(1.0)	–	(1.0)
Payments & Other (2)	(4.1)	(0.2)	(4.3)
Balance at December 31, 2012	2.8	0.7	3.5
Costs incurred	2.0	–	2.0
Reversals (1)	(0.1)	–	(0.1)
Payments & Other (2)	(3.3)	(0.6)	(3.9)
Balance at December 31, 2013	$1.4	$0.1	$1.5

(1) Reversals due to changes in estimates for employee termination benefits.

(2) Other consists of changes in the liability balance due to foreign currency translations.

6.           STOCK-BASED COMPENSATION

Lexmark has various stock incentive plans to encourage employees and nonemployee directors to remain with the Company and to more closely align their interests with those of the Company’s stockholders. As of December 31, 2013, awards under the programs consisted of stock options, RSUs, and DSUs, as well as DEUs. The Company currently issues the majority of shares related to its stock incentive plans from the Company’s authorized and unissued shares of Class A Common Stock. Approximately 59.0 million shares of Class A Common Stock have been authorized for these stock incentive plans. The Company also grants cash-based long-term incentive awards based on the Company’s relative total shareholder return.

For the years ended December 31, 2013, 2012 and 2011, the Company incurred pre-tax stock-based compensation expense of $28.3 million, $23.9 million and $22.4 million, respectively, in the Consolidated Statements of Earnings. For the years ended December 31, 2013 and 2012, $1.7 million and $0.4 million, respectively, was recognized for the cash-based long-term incentive awards and is included in pre-tax stock-based compensation expense.

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

The following table presents a breakout of the stock-based compensation expense recognized for the years ended December 31:

	2013	2012	2011
Cost of revenue	$2.3	$2.1	$1.3
Research and development	3.6	4.1	3.5
Selling, general and administrative	22.4	17.7	17.6
Stock-based compensation expense before income taxes	28.3	23.9	22.4
Income tax benefit	(10.6)	(9.2)	(8.7)
Stock-based compensation expense after income taxes	$17.7	$14.7	$13.7

Stock Options

Generally, stock options expire ten years from the date of grant. No stock options were granted during 2013, 2012, or 2011.

A summary of the status of the Company’s stock-based compensation plans as of December 31, 2013 and the change during the year is presented below:

	Options (In Millions)	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at December 31, 2012	4.3	$60.45	2.6	$3.4
Granted	–
Exercised	(0.0)	31.43
Forfeited or canceled	(1.0)	61.01
Outstanding at December 31, 2013	3.3	60.40	2.2	11.2
Vested and expected to vest at December 31, 2013	3.3	60.82	2.2	10.6
Exercisable at December 31, 2013	3.1	$63.10	2.0	$7.8

For the year ended December 31, 2013, the total intrinsic value of options exercised was $0.1 million. For the year ended December 31, 2012, the total intrinsic value of options exercised was $0.3 million. For the year ended December 31, 2011, the total intrinsic value of options exercised was $0.0 million. As of December 31, 2013, the Company had $0.4 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested stock options that will be recognized over the weighted average period of 0.9 years.

Restricted Stock and Deferred Stock Units

Lexmark has granted RSUs with various vesting periods and generally these awards vest based upon continued service with the Company or continued service on the Board of Directors. As of December 31, 2013, the Company has issued DSUs to certain members of management who elected to defer all or a portion of their annual bonus into such units and to certain nonemployee directors who elected to defer all or a portion of their annual retainer, committee retainer and/or chair retainer into such units. These DSUs are 100% vested when issued. The Company has also issued supplemental DSUs to certain members of management upon the election to defer all or a portion of an annual bonus into DSUs. These supplemental DSUs vest at the end of five years based upon continued employment with the Company. The cost of the RSUs and supplemental DSUs, generally determined to be the fair market value of the shares at the date of grant, is charged to compensation expense ratably over the vesting period of the award.

During 2013, a certain number of executive officers of the Company were also granted additional RSU awards having a performance condition, which could range from 37,100 RSUs to 296,800 RSUs depending on the level of achievement. The performance measure selected to indicate the level of achievement was return on invested capital compared to the S&P Mid-Cap Technology Index. The performance period for the awards is 3 years ending on December 31, 2015. The expense for these awards is being accrued at target level. A certain number of executive officers of the Company were also granted additional RSU awards having a performance condition, which could range from 37,150 RSUs to 148,600 RSUs depending on the level of achievement. The performance measure selected to indicate the level of achievement was services and software revenue. The performance period for the awards is 1 year ending on December 31, 2013. The expense for these awards was recognized at target level. The table below includes both awards at the target level of RSUs.

During 2012, a certain number of executive officers of the Company were also granted additional RSU awards having a performance condition, which could range from 27,350 RSUs to 218,800 RSUs depending on the level of achievement. The performance measure selected to indicate the level of achievement was return on invested capital compared to the S&P 500 Technology Index. The performance period for the awards is 3 years ending on December 31, 2014. The expense for these awards is being accrued at target level. The table below includes the awards at the target level of RSUs.

During 2011, a certain number of executive officers of the Company were also granted additional RSU awards having a performance condition, which could range from 94,650 RSUs to 283,950 RSUs depending on the level of achievement. The performance measure selected to indicate the level of achievement was free operating cash flow, defined as net cash flow provided by operating activities less net cash outflows for property plant and equipment, and acquisitions and pension contributions. The performance period ended on December 31, 2011 and, as of that date, the minimum level of the performance condition had not been satisfied. No expense for these awards was accrued.

A summary of the status of the Company’s RSU and DSU grants as of December 31, 2013 and the changes during the year is presented below:

	Units (In Millions)	Weighted Average Grant Date Fair Value (Per Share)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In Millions)
RSUs and DSUs at December 31, 2012	2.5	$34.85	1.7	$57.4
Granted	1.3	23.26
Vested	(0.8)	32.00
Forfeited or canceled	(0.2)	32.05
RSUs and DSUs at December 31, 2013	2.8	$30.71	1.6	$100.5

For the year ended December 31, 2013, the total fair value of RSUs and DSUs that vested was $19.6 million. As of December 31, 2013, the Company had $37.0 million of total unrecognized compensation expense, net of estimated forfeitures, related to RSUs and DSUs that will be recognized over the weighted average period of 2.3 years.

7.          MARKETABLE SECURITIES

The Company evaluates its marketable securities in accordance with authoritative guidance on accounting for investments in debt and equity securities, and has determined that all of its investments in marketable securities should be classified as available-for-sale and reported at fair value, with unrealized gains and losses recorded in Accumulated other comprehensive loss on the Consolidated Statements of Financial Position. The fair values of the Company’s available-for-sale marketable securities are based on quoted market prices or other observable market data, discount cash flow analyses, or in some cases, the Company’s amortized cost which approximates fair value.

Money market funds included in Cash and cash equivalents on the Consolidated Statements of Financial Position are excluded from the information contained in this Note. Refer to Note 3 of the Notes to Consolidated Financial Statements for information regarding these investments.

As of December 31, 2013, the Company’s available-for-sale Marketable securities had gross unrealized gains and (losses) of $2.3 million and $1.5 million, respectively, and consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Auction rate securities - municipal debt	$3.8	$–	$(0.4)	$3.4
Corporate debt securities	360.7	1.6	(0.2)	362.1
Government and agency debt securities	358.2	0.2	(0.1)	358.3
Asset-backed and mortgage-backed securities	73.2	0.5	(0.1)	73.6
Total debt securities	795.9	2.3	(0.8)	797.4
Auction rate securities - preferred	4.0	–	(0.7)	3.3
Total security investments	799.9	2.3	(1.5)	800.7
Cash equivalents	(12.5)	–	–	(12.5)
Total marketable securities	$787.4	$2.3	$(1.5)	$788.2

 As of December 31, 2012, the Company’s available-for-sale Marketable securities had gross unrealized gains and (losses) of $3.6 million and $1.6 million, respectively, and consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Auction rate securities - municipal debt	$3.8	$–	$(0.5)	$3.3
Corporate debt securities	301.3	2.4	(0.1)	303.6
Government and agency debt securities	340.2	0.6	–	340.8
Asset-backed and mortgage-backed securities	55.9	0.6	–	56.5
Total debt securities	701.2	3.6	(0.6)	704.2
Auction rate securities - preferred	4.0	–	(1.0)	3.0
Total security investments	705.2	3.6	(1.6)	707.2
Cash equivalents	(7.5)	–	–	(7.5)
Total marketable securities	$697.7	$3.6	$(1.6)	$699.7

Although contractual maturities of the Company’s investment in debt securities may be greater than one year, the majority of investments are classified as Current assets in the Consolidated Statements of Financial Position due to the Company’s ability to use these investments for current liquidity needs if required. As of December 31, 2013 and 2012, auction rate securities of $6.7 million and $6.3 million, respectively, are classified in noncurrent assets due to the fact that the securities have experienced unsuccessful auctions and that poor debt market conditions have reduced the likelihood that the securities will successfully auction within the next 12 months. The contractual maturities of the Company’s available-for-sale marketable securities noted above are shown below. Expected maturities may differ from final contractual maturities for certain securities that allow for call or prepayment provisions. Proceeds from calls and prepayments are included in Proceeds from maturities of marketable securities on the Consolidated Statements of Cash Flows. Refer to Note 21 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s auction rate preferred stock activity occurring subsequent to the date of the financial statements.

	2013		2012
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value
Due in less than one year	$160.4	$160.6	$185.4	$185.8
Due in one to five years	621.1	622.2	498.3	500.9
Due after five years	18.4	17.9	21.5	20.5
Total available-for-sale marketable securities	$799.9	$800.7	$705.2	$707.2

For the years ended December 31, 2013, 2012, and 2011, the Company recognized $1.3 million, $4.2 million, and $3.2 million, respectively, in net gains on its marketable securities; all of which is realized gains due to sales and maturities and is included in Other expense (income), net on the Consolidated Statements of Earnings. The Company uses the specific identification method when accounting for the costs of its available-for-sale marketable securities sold.

Impairment

The FASB guidance on the recognition and presentation of OTTI requires that credit related OTTI on debt securities be recognized in earnings while noncredit related OTTI of debt securities not expected to be sold be recognized in other comprehensive income. For the years ended December 31, 2013, 2012, and 2011, the Company incurred no OTTI on its debt securities.

The table below presents a cumulative rollforward of the amount related to credit losses recognized in earnings for other-than-temporary impairments:

Beginning balance of amounts related to credit losses, January 1, 2011	$2.7
Credit losses on debt securities for which OTTI was not previously recognized	–
Additional credit losses on debt securities for which OTTI was previously recognized	–
Reductions for securities sold in the period for which OTTI was previously recognized	(0.5)
Ending balance of amounts related to credit losses, December 31, 2011	$2.2
Credit losses on debt securities for which OTTI was not previously recognized	–
Additional credit losses on debt securities for which OTTI was previously recognized	–
Reductions for securities sold in the period for which OTTI was previously recognized	(1.9)
Ending balance of amounts related to credit losses, December 31, 2012	$0.3
Credit losses on debt securities for which OTTI was not previously recognized	–
Additional credit losses on debt securities for which OTTI was previously recognized	–
Reductions for securities sold in the period for which OTTI was previously recognized	(0.1)
Ending balance of amounts related to credit losses, December 31, 2013	$0.2

The following table provides information at December 31, 2013, about the Company’s marketable securities with gross unrealized losses for which no other-than-temporary impairment has been incurred, and the length of time that individual securities have been in a continuous unrealized loss position. The gross unrealized loss of $1.5 million, pre-tax, is recognized in accumulated other comprehensive income:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Auction rate securities	$–	$–	$6.7	$(1.1)	$6.7	$(1.1)
Corporate debt securities	85.7	(0.2)	1.2	–	86.9	(0.2)
Asset-backed and mortgage-backed securities	43.4	(0.1)	0.1	–	43.5	(0.1)
Government and agency	158.5	(0.1)	–	–	158.5	(0.1)
Total	$287.6	$(0.4)	$8.0	$(1.1)	$295.6	$(1.5)

As of December 31, 2013, none of the Company's marketable securities for which OTTI has been incurred are in an unrealized loss position.

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

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Auction rate securities	$–	$–	$6.3	$(1.5)	$6.3	$(1.5)
Corporate debt securities	54.9	(0.1)	1.4	–	56.3	(0.1)
Asset-backed and mortgage-backed securities	6.7	–	0.2	–	6.9	–
Government and agency	30.9	–	–	–	30.9	–
Total	$92.5	$(0.1)	$7.9	$(1.5)	$100.4	$(1.6)

The following table provides information, at December 31, 2012, about the Company’s marketable securities with gross unrealized losses for which other-than-temporary impairment has been incurred, and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Asset-backed and mortgage-backed securities	$0.1	$–	$–	$–	$0.1	$–
Total	$0.1	$–	$–	$–	$0.1	$–

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

Corporate debt securities

Unrealized losses on the Company’s corporate debt securities are attributable to current economic conditions and are not due to credit quality. Because the Company does not intend to sell and will not be required to sell the securities before recovery of their net book values, which may be at maturity, the Company does not consider securities in its corporate debt portfolio to be other-than-temporarily impaired at December 31, 2013.

Asset-backed and mortgage-backed securities

Credit losses for the asset-backed and mortgage-backed securities are derived by examining the significant drivers that affect loan performance such as pre-payment speeds, default rates, and current loan status. These drivers are used to apply specific assumptions to each security and are further divided in order to separate the underlying collateral into distinct groups based on loan performance characteristics. For instance, more weight is placed on higher risk categories such as collateral that exhibits higher than normal default rates, those loans originated in high risk states where home appreciation has suffered the most severe correction, and those loans which exhibit longer delinquency rates. Based on these characteristics, collateral-specific assumptions are applied to build a model to project future cash flows expected to be collected. These cash flows are then discounted at the current yield used to accrete the beneficial interest, which approximates the effective interest rate implicit in the bond at the date of acquisition for those securities purchased at par. The unrealized losses on the Company’s remaining asset-backed and mortgage-backed securities are due to constraints in market liquidity for certain portions of these sectors in which the Company has investments, and are not due to credit quality. Because the Company does not intend to sell and will not be required to sell the securities before recovery of their net book values, the Company does not consider the remainder of its asset-backed and mortgage-backed debt portfolio to be other-than-temporarily impaired at December 31, 2013.

Government and Agency securities

The unrealized losses on the Company’s investments in government and agency securities are the result of interest rate effects. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their net book values, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2013.

8.           TRADE RECEIVABLES

The Company’s trade receivables are reported in the Consolidated Statements of Financial Position net of allowances for doubtful accounts and product returns. Trade receivables consisted of the following at December 31:

	2013	2012
Gross trade receivables	$477.0	$547.2
Allowances	(24.7)	(23.6)
Trade receivables, net	$452.3	$523.6

In the U.S., the Company and Perceptive Software, LLC transfer a majority of their receivables to a wholly-owned subsidiary, Lexmark Receivables Corporation (“LRC”), which then may transfer the receivables on a limited recourse basis to an unrelated third party. The financial results of LRC are included in the Company’s consolidated financial results since it is a wholly-owned subsidiary. LRC is a separate legal entity with its own separate creditors who, in a liquidation of LRC, would be entitled to be satisfied out of LRC’s assets prior to any value in LRC becoming available for equity claims of the Company. The Company accounts for transfers of receivables from LRC to the unrelated third party as a secured borrowing with the pledge of its receivables as collateral since LRC has the ability to repurchase the receivables interests at a determinable price.

In October 2013, the trade receivables facility was amended by extending the term of the facility to October 9, 2014. In addition, Perceptive Software, LLC became an originator under the facility, permitting advancements under the facility as receivables are originated by Perceptive Software, LLC and transferred to LRC. The maximum capital availability under the facility remains at $125 million under the amended agreement. There were no secured borrowings outstanding under the trade receivables facility at December 31, 2013 or December 31, 2012.

This facility contains customary affirmative and negative covenants as well as specific provisions related to the quality of the accounts receivables transferred. As collections reduce previously transferred receivables, the Company and Perceptive Software, LLC may replenish these with new receivables. Lexmark and Perceptive Software, LLC bear a limited risk of bad debt losses on the trade receivables transferred, since the Company and Perceptive Software, LLC over-collateralize the receivables transferred with additional eligible receivables. Lexmark and Perceptive Software, LLC address this risk of loss in the allowance for doubtful accounts. Receivables transferred to the unrelated third-party may not include amounts over 90 days past due or concentrations over certain limits with any one customer. The facility also contains customary cash control triggering events which, if triggered, could adversely affect the Company’s liquidity and/or its ability to obtain secured borrowings. A downgrade in the Company’s credit rating would reduce the amount of secured borrowings available under the facility.

Expenses incurred under this program totaled $0.5 million, $0.5 million, and $0.6 million in 2013, 2012, and 2011 respectively. The expenses are primarily included in Interest (income) expense, net on the Consolidated Statements of Earnings in 2013, 2012, and 2011.

9.           INVENTORIES

Inventories consist of the following at December 31:

	2013	2012
Work in process	$24.1	$23.7
Finished goods	244.1	253.6
Inventories	$268.2	$277.3

10.           PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31:

	Useful Lives (Years)	2013	2012
Land and improvements	20	$34.4	$31.1
Buildings and improvements	10-35	554.0	571.2
Machinery and equipment	2-10	639.4	882.5
Information systems	3-4	135.4	143.3
Internal-use software	3-5	514.5	541.7
Leased products	2-7	133.9	113.9
Furniture and other	7	60.1	59.7
		2,071.7	2,343.4
Accumulated depreciation		(1,259.3)	(1,498.1)
Property, plant and equipment, net		$812.4	$845.3

In 2013 the Company retired certain fully depreciated assets and accordingly reduced both the related gross carrying balances and accumulated depreciation balances. Also, in 2013 the Company derecognized certain assets upon the sale of its Inkjet-related technology and assets to a third party. Refer to Note 4 of the Notes to Consolidated Financial Statements for information on the divestiture.

Depreciation expense was $189.3 million, $229.6 million and $196.0 million in 2013, 2012 and 2011, respectively.

Leased products refers to hardware leased by Lexmark to certain customers as part of the Company’s ISS operations. The cost of the hardware is amortized over the life of the contracts, which have been classified as operating leases based on the terms of the arrangements. The accumulated depreciation related to the Company’s leased products was $89.7 million and $76.5 million at year-end 2013 and 2012, respectively.

The Company accounts for its internal-use software, an intangible asset by nature, in Property, plant and equipment, net on the Consolidated Statements of Financial Position. Amortization expense related to internal-use software is included in the depreciation expense values shown above and was $80.8 million, $69.3 million and $60.8 million in 2013, 2012 and 2011, respectively. The net carrying amounts of internal-use software at December 31, 2013 and 2012 were $209.7 million and $230.0 million, respectively. The following table summarizes the estimated future amortization expense for internal-use software currently being amortized.

Fiscal year:
2014	$73.3
2015	46.4
2016	23.5
2017	13.3
2018	3.9
Thereafter	–
Total	$160.4

The table above does not include future amortization expense for internal-use software that is not currently being amortized because the assets are not ready for their intended use.

Accelerated depreciation and disposal of long-lived assets

The Company’s restructuring actions have resulted in shortened estimated useful lives of certain machinery and equipment and buildings and subsequent disposal of machinery and equipment no longer in use. Refer to Note 5 of the Notes to Consolidated Financial Statements for a discussion of these actions and the impact on earnings.

Long-lived assets held for sale

Certain of the Company’s long-lived assets held for sale were subject to nonrecurring fair value measurements during 2012. Refer to Notes 3 and 5 of the Notes to Consolidated Financial Statements for a discussion of these assets.

11.          GOODWILL AND INTANGIBLE ASSETS

As discussed in Note 4 to the Consolidated Financial Statements the disclosures of goodwill and intangible assets shown below include provisional amounts that are subject to measurement period adjustments.

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for each reportable segment and in total during 2013 and 2012.

	ISS	Perceptive Software	Total
Balance at January 1, 2012	$22.9	$193.5	$216.4
Goodwill acquired during the period	–	162.4	162.4
Foreign currency translation	0.3	(0.4)	(0.1)
Balance at December 31, 2012	$23.2	$355.5	$378.7
Goodwill acquired during the period	–	79.3	79.3
Goodwill disposed during the period upon sale of business	(1.1)	–	(1.1)
Foreign currency translation	(1.3)	0.4	(0.9)
Balance at December 31, 2013	$20.8	$435.2	$456.0

The Company has recorded $79.3 million of goodwill related to the acquisitions of AccessVia, Twistage, Saperion and PACSGEAR, including the $1.6 million net impact of measurement period adjustments determined subsequent to the acquisitions of AccessVia, Twistage and Saperion, related to income tax matters and other facts and circumstances that existed at the respective acquisition dates. The goodwill acquired in the acquisition of Saperion is a provisional amount. Measurement period adjustments determined in 2013 related to the Company’s acquisition of Acuo in the fourth quarter of 2012 were applied retrospectively, increasing the balance of goodwill at December 31, 2012 by $1.9 million. The goodwill balance was reduced in 2013 by $1.1 million upon the sale of the inkjet-related technology and assets. Refer to Note 4 of the Notes to Consolidated Financial Statements for additional details regarding business combinations occurring during 2013, 2012, and 2011, as well as information related to divestitures. The Company does not have any accumulated impairment charges as of December 31, 2013.

Intangible Assets

The following table summarizes the gross carrying amounts and accumulated amortization of the Company’s intangible assets.

	December 31, 2013			December 31, 2012
		Accum			Accum
	Gross	Amort	Net	Gross	Amort	Net

Intangible assets subject to amortization:
Customer relationships	$117.7	$(34.6)	$83.1	$84.0	$(19.8)	$64.2
Non-compete agreements	2.8	(2.3)	0.5	2.5	(1.7)	0.8
Technology and patents	243.4	(104.5)	138.9	193.8	(65.7)	128.1
Trade names and trademarks	42.8	(7.8)	35.0	8.0	(2.9)	5.1
Total	406.7	(149.2)	257.5	288.3	(90.1)	198.2

Intangible assets not subject to amortization:
In-process technology	0.5	–	0.5	0.9	–	0.9
Trade names and trademarks	–	–	–	32.3	–	32.3
Total	0.5	–	0.5	33.2	–	33.2

Total identifiable intangible assets	$407.2	$(149.2)	$258.0	$321.5	$(90.1)	$231.4

Intangible assets acquired in a transaction accounted for as a business combination are initially recognized at fair value. Intangible assets acquired in a transaction accounted for as an asset acquisition are initially recognized at cost. Of the $407.2 million gross carrying amount at December 31, 2013, $385.7 million were acquired in transactions accounted for as business combinations, $0.7 million consisted of negotiated non-compete agreements recognized separately from a business combination and $20.8 million were acquired in transactions accounted for as asset acquisitions.

The year-to-date increases in the intangible assets above were driven by business combinations discussed in Note 4 of the Notes to Consolidated Financial Statements. Amortization expense related to intangible assets was $59.2 million, $44.3 million, and $23.7 million for the years ended December 31, 2013, 2012, and 2011, respectively. The following table summarizes the estimated future amortization expense for intangible assets that are currently being amortized.

Fiscal year:
2014	$69.6
2015	59.7
2016	51.1
2017	35.2
2018	22.7
Thereafter	19.2
Total	$257.5

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

The Company reevaluated the indefinite useful life assumption for its Perceptive Software trade name asset during the period as required under the accounting guidance for indefinite-lived intangible assets. The asset, which was originally valued at $32.3 million, was deemed to no longer have an indefinite useful life following changes in management’s expected use of the name as evidenced by the centralization of the Company’s marketing organization across ISS and Perceptive Software during the fourth quarter of 2013. Accordingly, the Company commenced amortization and currently intends to amortize the asset over a five-year period. The Company’s expected use of its acquired trade names and trademarks could change in future periods as the Company considers alternatives for going to market with its acquired software and solutions products.

The Company accounts for its internal-use software, an intangible asset by nature, in Property, plant and equipment, net on the Consolidated Statements of Financial Position. Refer to Note 10 of the Notes to Consolidated Financial Statements for disclosures regarding internal-use software.

12.          ACCRUED LIABILITIES AND OTHER LIABILITIES

Accrued liabilities, in the current liabilities section of the Consolidated Statements of Financial Position, consisted of the following at December 31:

	2013	2012
Deferred revenue	$175.0	$156.5
Compensation	161.5	108.8
Copyright fees	64.0	64.4
Marketing programs	70.8	54.6
Other	200.9	197.8
Accrued liabilities	$672.2	$582.1

The $90.1 million increase in Accrued liabilities was primarily driven by a $52.7 million increase in compensation related accruals which includes a $12.6 million legal accrual related to a legal resolution, refer to Note 19 of the Notes to Consolidated Financial Statements for additional information, and approximately $39.6 million related to incentive based compensation accruals, due to improved Company performance.

Changes in the Company’s warranty liability for standard warranties and deferred revenue for extended warranties are presented in the tables below:

Warranty liability:
	2013	2012
Balance at January 1	$46.7	$47.5
Accruals for warranties issued	62.6	74.2
Accruals related to pre-existing warranties (including
changes in estimates)	(9.5)	12.6
Settlements made (in cash or in kind)	(69.3)	(87.6)
Balance at December 31	$30.5	$46.7

Deferred service revenue:
	2013	2012
Balance at January 1	$192.0	$180.9
Revenue deferred for new extended warranty contracts	76.1	101.0
Revenue recognized	(88.2)	(89.9)
Balance at December 31	$179.9	$192.0
Current portion	80.3	81.6
Non-current portion	99.6	110.4
Balance at December 31	$179.9	$192.0

The table above includes separately priced extended warranty and product maintenance contracts.  It does not include software and other elements of the Company’s deferred revenue. The short-term portion of warranty and the short-term portion of extended warranty are included in Accrued liabilities on the Consolidated Statements of Financial Position. Both the long-term portion of warranty and the long-term portion of extended warranty are included in Other liabilities on the Consolidated Statements of Financial Position. The split between the short-term and long-term portion of the warranty liability is not disclosed separately above due to immaterial amounts in the long-term portion.

Other liabilities, in the noncurrent liabilities section of the Consolidated Statements of Financial Position, consisted of the following at December 31:

	2013	2012
Pension and other postretirement benefits	$154.6	$268.5
Deferred revenue	135.8	131.6
Other	114.3	99.4
Other liabilities	$404.7	$499.5

The $94.8 million decrease in Other liabilities was driven by the $113.9 decrease in pension and other postretirement benefits liability due to favorable market conditions. Refer to Note 17 of the Notes to Consolidated Financial Statements for more information related to pension and other postretirement plans.

13.          DEBT

Senior Notes – Long-term Debt

In March 2013, the Company completed a public debt offering of $400.0 million aggregate principal amount of fixed rate senior unsecured notes. The notes with an aggregate principal amount of $400.0 million and 5.125% coupon were priced at 99.998% to have an effective yield to maturity of 5.125% and will mature March 15, 2020 (referred to as the “2020 senior notes”). The 2020 senior notes will rank equally with all existing and future senior unsecured indebtedness. The notes from the May 2008 public debt offering with an aggregate principal amount of $300.0 million and 6.65% coupon were priced at 99.73% to have an effective yield to maturity of 6.687% and will mature June 1, 2018 (referred to as the “2018 senior notes”). At December 31, 2013, the outstanding balance of long-term debt was $699.6 million (net of unamortized discount of $0.4 million).  At December 31, 2012, the outstanding balance was $649.6 million (net of unamortized discount of $0.4 million), of which $350 million was classified as current.

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

In March 2013, the Company repaid its $350.0 million principal amount of 5.90% senior notes that were due on June 1, 2013 (referred to as the “2013 senior notes”). A loss of $3.3 million was recognized in the Consolidated Statements of Earnings, related to $3.2 million of premium paid upon repayment and $0.1 million related to the write-off of related debt issuance costs.

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

The facility contains customary default provisions, affirmative and negative covenants and also contains certain financial covenants, including those relating to a minimum interest coverage ratio of not less than 3.0 to 1.0 and a maximum leverage of not more than 3.0 to 1.0 as defined in the agreement. The facility limits, among other things, the Company’s indebtedness, liens and fundamental changes to its structure and business. The Company was in compliance with all covenants and other requirements set forth in the facility agreement at December 31, 2013

At December 31, 2013 and December 31, 2012, there were no amounts outstanding under the revolving credit facility.

Effective February 5, 2014, Lexmark amended its current $350 million 5 year senior, unsecured, multicurrency revolving credit facility, entered into on January 18, 2012, by increasing its size to $500 million.  Refer to Note 21 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s amended credit facility agreement.

Short-term Debt

Lexmark’s Brazilian operation has a short-term, uncommitted line of credit. The interest rate on this line of credit varies based upon the local prevailing interest rates at the time of borrowing. As of December 31, 2013 and 2012, there were no amounts outstanding under this credit facility.

Other

Total cash paid for interest on the debt facilities amounted to $39.1 million, $42.3 million, and $42.6 million in 2013, 2012. and 2011, respectively. The cash paid for interest amount of $39.1 million in 2013 does not include the premium paid upon repayment of the Company’s 2013 senior notes of $3.2 million and the write-off of related debt issuance costs of $0.1 million.

The components of Interest (income) expense, net in the Consolidated Statements of Earnings are as follows:

	2013	2012	2011
Interest (income)	$(11.0)	$(13.0)	$(13.4)
Interest expense	44.0	42.6	43.3
Total	$33.0	$29.6	$29.9

The Company had no capitalized interest costs in 2013. The Company capitalized interest costs of $0.3 million and $0.3 million in 2012 and 2011, respectively.

14.           INCOME TAXES

Provision for Income Taxes

The Provision for income taxes consisted of the following:

	2013	2012	2011
Current:
Federal	$32.9	$27.3	$6.8
Non-US	26.9	10.0	33.4
State and local	10.2	6.5	6.0
	70.0	43.8	46.2
Deferred:
Federal	25.9	10.7	25.0
Non-US	12.8	2.4	(10.5)
State and local	(2.1)	(2.1)	2.5
	36.6	11.0	17.0
Provision for income taxes	$106.6	$54.8	$63.2

Earnings before income taxes were as follows:

	2013	2012	2011
U.S.	$210.4	$111.2	$98.8
Non-U.S.	158.0	51.2	239.6
Earnings before income taxes	$368.4	$162.4	$338.4

The Company realized an income tax benefit from the exercise of certain stock options and/or vesting of certain RSUs and DSUs in 2013, 2012, and 2011 of $7.0 million, $2.7 million and $2.8 million, respectively. This benefit resulted in a decrease in current income taxes payable.

A reconciliation of the provision for income taxes using the U.S. statutory rate and the Company’s effective tax rate was as follows:

	2013		2012		2011
	Amount	%	Amount	%	Amount	%
Provision for income taxes at statutory rate	$128.9	35.0%	$56.9	35.0%	$118.5	35.0%
State and local income taxes, net of federal
tax benefit	9.6	2.6	4.0	2.5	3.3	1.0
Foreign tax differential	(19.4)	(5.3)	(6.4)	(3.9)	(45.3)	(13.4)
Research and development credit	(11.5)	(3.1)	–	–	(6.0)	(1.8)
Valuation allowance	(1.3)	(0.4)	–	–	2.6	0.8
Adjustments to previously accrued taxes	0.8	0.2	(3.6)	(2.2)	(5.4)	(1.6)
Other	(0.5)	(0.1)	3.9	2.4	(4.5)	(1.3)
Provision for income taxes	$106.6	28.9%	$54.8	33.8%	$63.2	18.7%

The jurisdiction having the greatest impact on the foreign tax differential reconciling item is Switzerland.

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

The effective income tax rate was 28.9% for the year ended December 31, 2013. The 4.9 percentage point decrease of the effective tax rate from 2012 to 2013 was due primarily to a geographic shift in earnings toward lower tax jurisdictions in 2013 and to the reenactment of the U.S. research and experimentation tax credit in 2013 for the 2012 tax year.

The effective income tax rate was 33.8% for the year ended December 31, 2012. The 15.1 percentage point increase of the effective tax rate from 2011 to 2012 was due primarily to a geographic shift in earnings toward higher tax jurisdictions in 2012 and to the expiration of the U.S. research and experimentation tax credit on December 31, 2011.

In January of 2013, the President signed into law The American Taxpayer Relief Act of 2012, which contained provisions that retroactively extended the U.S. research and experimentation tax credit to January 1, 2012. Because the extension did not happen by December 31, 2012, the Company’s effective income tax rate for 2012 did not include the benefit of the credit for that year. However, because the credit was retroactively extended to include 2012, the Company recognized the full benefit of the 2012 credit in the first quarter of 2013.

Deferred income tax assets and (liabilities)

Significant components of deferred income tax assets and (liabilities) at December 31 were as follows:

	2013	2012
Deferred tax assets:
Tax loss carryforwards	$10.8	$12.9
Credit carryforwards	7.5	7.5
Inventories	13.2	14.0
Restructuring	1.2	4.3
Pension and postretirement benefits	52.1	75.2
Warranty	4.3	8.7
Equity compensation	25.6	41.0
Other compensation	21.1	7.1
Foreign exchange	2.0	–
Other	11.1	23.0
Deferred tax liabilities:
Property, plant and equipment	(49.8)	(37.7)
Intangible assets	(68.9)	(60.0)
Foreign exchange	–	(0.8)
	30.2	95.2
Valuation allowances	(2.9)	(4.8)
Net deferred tax assets	$27.3	$90.4

The breakdown between current and long-term deferred tax assets and deferred tax liabilities as of December 31 is as follows:

	2013	2012
Current Deferred Tax Assets and Liabilities:
Current Deferred Tax Asset	$62.9	$98.0
Current Deferred Tax Liability	(12.2)	(17.1)
Net Current Deferred Tax Asset	50.7	80.9

Long-Term Deferred Tax Assets and Liabilities:
Long-Term Deferred Tax Asset	29.7	40.2
Long-Term Deferred Tax Liability	(53.1)	(30.7)
Net Long-Term Deferred Tax (Liability) Asset	(23.4)	9.5

Total Current and Long-Term Net Deferred Tax Asset Balance at December 31	$27.3	$90.4

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

The Company has federal, state and foreign operating loss carryforwards of $2.5 million, $28.2 million and $30.4 million, respectively. The state net operating losses are no longer subject to a valuation allowance as the Company believes income will be sufficient in the future to fully absorb the loss.  The state operating loss carryforwards expire in the years 2018 to 2021. The foreign operating loss carryforwards include $6.0 million with no expiration date. The remainder of the foreign operating loss carryforwards will expire in the years 2016 to 2025.

The Company has a federal tax credit carryforward of $2.3 million and state tax credit carryforwards of $8.0 million. The state tax credit carryforwards are subject to a valuation allowance of $1.1 million. The federal tax credit carryforward will expire in 2018. The state tax credit carryforwards will expire by the year 2026.

Deferred income taxes have not been provided for the undistributed earnings of foreign subsidiaries because such earnings are indefinitely reinvested. Undistributed earnings of non-U.S. subsidiaries included in the consolidated retained earnings were approximately $1,623.3 million as of December 31, 2013. It is not practicable to estimate the amount of additional tax that may be payable on the foreign earnings as there is a significant amount of uncertainty with respect to determining the amount of foreign tax credits as well as any additional local withholding tax that may arise from the distribution of these earnings. In addition, because such earnings have been indefinitely reinvested in our foreign operations, repatriation would require liquidation of those investments or a recapitalization of our foreign subsidiaries, the impact and effects of which are not readily determinable. The Company does not plan to initiate any action that would precipitate the payment of income taxes.

Tax Positions

The amount of unrecognized tax benefits at December 31, 2013, was $23.5 million, all of which would affect the Company’s effective tax rate if recognized. The amount of unrecognized tax benefits at December 31, 2012, was $24.2 million, all of which would affect the Company’s effective tax rate if recognized. The amount of unrecognized tax benefits at December 31, 2011, was $23.1 million, all of which would affect the Company’s effective tax rate if recognized.

The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of its income tax provision. As of December 31, 2013, the Company had $1.7 million of accrued interest and penalties. For 2013, the Company recognized in its statement of earnings a net expense of $0.1 million for interest and penalties. As of December 31, 2012, the Company had $1.7 million of accrued interest and penalties. For 2012, the Company recognized in its statement of earnings a net benefit of $0.7 million for interest and penalties. As of December 31, 2011, the Company had $2.4 million of accrued interest and penalties. For 2011, the Company recognized in its statement of earnings a net benefit of $0.5 million for interest and penalties.

It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the expiration of various statutes of limitations or the conclusion of ongoing tax audits in various jurisdictions around the world. If those events occur within the next 12 months, the Company estimates that its unrecognized tax benefits amount could decrease by an amount in the range of $0 million to $7.0 million, the impact of which would affect the Company’s effective tax rate.

Several tax years are subject to examination by major tax jurisdictions. In the U.S., federal tax years 2010 and after are subject to examination. The Internal Revenue Service is currently auditing tax years 2010 and 2011. In France, tax years 2011 and after are subject to examination. The French Tax Administration concluded its audit of tax years 2008 and 2009 in 2012. In Switzerland, tax years 2009 and after are subject to examination. In most of the other countries where the Company files income tax returns, 2008 is the earliest tax year that is subject to examination. The Company believes that adequate amounts have been provided for any adjustments that may result from those examinations.

A reconciliation of the total beginning and ending amounts of unrecognized tax benefits, included in Accrued liabilities and Other liabilities on the Consolidated Statements of Financial Position, is as follows:

	2013	2012	2011
Balance at January 1	$24.2	$23.1	$25.5
Increases / (decreases) in unrecognized tax benefits as a result of tax
positions taken during a prior period	3.2	6.9	2.6
Increases / (decreases) in unrecognized tax benefits as a result of tax
positions taken during the current period	3.7	3.0	1.4
Increases / (decreases) in unrecognized tax benefits relating to
settlements with taxing authorities	(2.0)	(6.5)	(1.6)
Reductions to unrecognized tax benefits as a result of a lapse of the
applicable statute of limitations	(5.6)	(2.3)	(4.8)
Balance at December 31	$23.5	$24.2	$23.1

Other

Cash paid for income taxes, net of (refunds), was $60.8 million, $(1.4) million, and $93.3 million in 2013, 2012, and 2011, respectively.

15.          STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE EARNINGS (LOSS)

The Class A Common Stock is voting and exchangeable for Class B Common Stock in very limited circumstances. The Class B Common Stock is non-voting and is convertible, subject to certain limitations, into Class A Common Stock.

At December 31, 2013, there were 804.2 million shares of authorized, unissued Class A Common Stock. Of this amount, approximately 16.3 million shares of Class A Common Stock have been reserved under employee stock incentive plans and nonemployee director plans. There were also 1.8 million shares of unissued and unreserved Class B Common Stock at December 31, 2013. These shares are available for a variety of general corporate purposes, including future public offerings to raise additional capital and for facilitating acquisitions.

In August 2012, the Company received authorization from the Board of Directors to repurchase an additional $200 million of its Class A Common Stock for a total repurchase authority of $4.85 billion. As of December 31, 2013, there was approximately $169 million of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. During 2013, the Company repurchased approximately 2.7 million shares at a cost of approximately $82 million. During 2012, the Company repurchased approximately 8.1 million shares at a cost of approximately $190 million. As of December 31, 2013, since the inception of the program in April 1996, the Company had repurchased approximately 110.3 million shares of its Class A Common Stock for an aggregate cost of approximately $4.68 billion. As of December 31, 2013, the Company had reissued approximately 0.5 million shares of previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million, 16.0 million and 16.0 million shares of treasury stock in 2005, 2006 and 2008, respectively, the net treasury shares outstanding at December 31, 2013, were 33.8 million. The retired shares resumed the status of authorized but unissued shares of Class A Common Stock.

Accelerated Share Repurchase Agreements

The Company executed four accelerated share repurchase (“ASR”) Agreements with financial institution counterparties in 2013, resulting in a total of 2.7 million shares repurchased at a cost of $82 million. The impact of the four ASRs is included in the share repurchase totals provided in the preceding paragraphs. There were no outstanding ASR Agreements as of December 31, 2013.

Under the terms of the ASR Agreements, the Company paid an agreed upon amount targeting a certain number of shares based on the closing price of the Company's Class A Common Stock on the date of each agreement. The Company took delivery of 85% of the shares in the initial transaction and the remaining 15% holdback provision payment was held back until final settlement of each contract occurred. The final number of shares to be delivered by the counterparty under the ASR Agreements was dependent on the average of the daily volume weighted-average price of the Company's Class A Common Stock over the agreements' trading period, a discount, and the initial number of shares delivered. Under the terms of the ASR Agreements, the Company would either receive additional shares from the counterparty or be required to deliver additional shares or cash to the counterparty in the final settlement. The Company controls its election to either deliver additional shares or cash to the counterparty.

The ASR Agreements discussed in the preceding paragraph were accounted for as initial treasury stock transactions and forward stock purchase contracts. The initial repurchase of shares resulted in a reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share on the effective date of the agreements. The forward stock purchase contract (settlement provision) was considered indexed to the Company's own stock and was classified as an equity instrument under accounting guidance applicable to contracts in an entity's own equity.

Dividends

The Company’s dividend activity during the year ended December 31, 2013 was as follows:

			Lexmark International, Inc.
			Class A Common Stock
Declaration Date	Record Date	Payment Date	Dividend Per Share	Cash Outlay
February 21, 2013	March 4, 2013	March 15, 2013	$0.30	$19.1
April 25, 2013	May 31, 2013	June 14, 2013	0.30	18.9
July 25, 2013	August 30, 2013	September 13, 2013	0.30	18.7
October 24, 2013	November 29, 2013	December 13, 2013	0.30	18.6
Total Dividends			$1.20	$75.3

The payment of the cash dividends also resulted in the issuance of additional dividend equivalent units to holders of restricted stock units. Diluted weighted-average Lexmark Class A share amounts presented reflect this issuance. All cash dividends and dividend equivalent units are accounted for as reductions of Retained earnings.

Accumulated Other Comprehensive Earnings (Loss)

The following tables provide the tax benefit or expense attributed to each component of Other comprehensive (loss) earnings:

	Year Ended December 31, 2013
	Change,	Tax benefit	Change,
	net of tax	(liability)	pre-tax
Components of other comprehensive (loss) earnings:
Foreign currency translation adjustment	$(32.0)	$3.5	$(35.5)
Pension or other postretirement benefits	2.1	(0.8)	2.9
Net unrealized gain (loss) on marketable securities	(1.1)	–	(1.1)
Net unrealized gain (loss) on cash flow hedge	0.9	(0.5)	1.4
Total other comprehensive (loss) earnings	$(30.1)	$2.2	$(32.3)

	Year Ended December 31, 2012
	Change,	Tax benefit	Change,
	net of tax	(liability)	pre-tax
Components of other comprehensive earnings (loss):
Foreign currency translation adjustment	$14.7	$(0.6)	$15.3
Pension or other postretirement benefits	0.2	0.1	0.1
Net unrealized gain (loss) on marketable securities - OTTI	(0.6)	0.4	(1.0)
Net unrealized gain (loss) on marketable securities	2.6	(0.6)	3.2
Net unrealized gain (loss) on cash flow hedge	(0.9)	0.5	(1.4)
Total other comprehensive earnings (loss)	$16.0	$(0.2)	$16.2

	Year Ended December 31, 2011
	Change,	Tax benefit	Change,
	net of tax	(liability)	pre-tax
Components of other comprehensive (loss) earnings:
Foreign currency translation adjustment	$(29.2)	$5.8	$(35.0)
Pension or other postretirement benefits	(2.7)	1.4	(4.1)
Net unrealized gain (loss) on marketable securities - OTTI	0.1	–	0.1
Net unrealized gain (loss) on marketable securities	(1.2)	0.1	(1.3)
Total other comprehensive (loss) earnings	$(33.0)	$7.3	$(40.3)

The change in Accumulated other comprehensive (loss) earnings, net of tax, consists of the following:

			Net
			Unrealized	Net	Net	Accumulated
	Foreign	Pension or	Gain (Loss) on	Unrealized	Unrealized	Other
	Currency	Other	Marketable	Gain (Loss) on	(Loss) Gain on	Comprehensive
	Translation	Postretirement	Securities –	Marketable	Cash Flow	(Loss)
	Adjustment	Benefits	OTTI	Securities	Hedge	Earnings
Balance at December 31, 2010	$8.9	$1.8	$0.6	$0.6	$–	$11.9
Net 2011 other comprehensive (loss) earnings	(29.2)	(2.7)	0.1	(1.2)	–	(33.0)
Balance at December 31, 2011	(20.3)	(0.9)	0.7	(0.6)	–	(21.1)
Net 2012 other comprehensive earnings (loss)	14.7	0.2	(0.6)	2.6	(0.9)	16.0
Balance at December 31, 2012	(5.6)	(0.7)	0.1	2.0	(0.9)	(5.1)
Other comprehensive income before reclassifications	(21.3)	2.1	0.1	(0.1)	0.9	(18.3)
Amounts reclassified from accumulated other comprehensive income	(10.7)	–	(0.1)	(1.0)	–	(11.8)
Net 2013 other comprehensive (loss) earnings	(32.0)	2.1	–	(1.1)	0.9	(30.1)
Balance at December 31, 2013	$(37.6)	$1.4	$0.1	$0.9	$–	$(35.2)

Changes in the Company's foreign currency translation adjustments were due to a number of factors as the Company operates in various currencies throughout the world. The primary drivers of the unfavorable change in 2013 were decreases in the exchange rate values of approximately 8% in the Philippine peso, 13% in the Brazilian real and 19% in the South African rand. The primary drivers of the favorable change in 2012 were increases in the exchange rate values of approximately 7% in the Philippine peso, 8% in the Mexican peso and 2% in the Euro. The primary drivers of the unfavorable change in 2011 were decreases in the exchange rate values of approximately 11% in the Mexican peso, 11% in the Brazilian real, 3% in the Euro and 18% in the South African rand. The exchange rates referenced above are calculated as U.S. dollar per unit of foreign currency.

The December 31, 2013 balance of $0.1 million in the table above for Net Unrealized Gain (Loss) on Marketable Securities – OTTI represents the cumulative favorable mark-to-market adjustment on debt securities for which OTTI was previously recognized under the amended FASB guidance adopted by the Company in 2009.

For the year ended December 31, 2013, the following table provides details of amounts reclassified from Accumulated other comprehensive earnings (loss):

Details about Accumulated Other Comprehensive Earnings Components	Amount Reclassified from Accumulated Other Comprehensive (Loss) Earnings	Affected Line Item in the Statements of Earnings
Foreign currency translation adjustment
Foreign exchange gain recognized upon sale of a foreign entity	$10.7	Gain on sale of inkjet-related technology and assets

Pension and other postretirement benefits
Amortization of prior service benefit	0.7	Note 17. Employee Pension and Postretirement Plans
Pension-related losses recognized upon sale of a subsidiary	(0.4)	Gain on sale of inkjet-related technology and assets
	(0.3)	Tax benefit (liability)
	$–	Net of tax

Unrealized gains and (losses) on
marketable securities
Marketable securities
Non-OTTI	$1.2	Other expense (income), net
OTTI	0.1	Other expense (income), net
	(0.2)	Tax benefit (liability)
	$1.1	Net of tax

Total reclassifications for the period	$11.8	Net of tax

Net Other comprehensive earnings (loss) for 2012 and 2011 include amounts reclassified from Accumulated other comprehensive earnings (loss).  Refer to Note 17 of the Notes to Consolidated Financial Statements for additional information regarding pension and other postretirement plans, including the amounts amortized out of Accumulated other comprehensive earnings (loss) into net periodic benefit cost for the periods presented.  Refer to Note 7 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s investments in marketable securities, including realized gains and losses reclassified from Accumulated other comprehensive earnings (loss) into Net earnings for the periods presented.

16.           EARNINGS PER SHARE (“EPS”)

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations for the years ended December 31:

	2013	2012	2011
Numerator:
Net earnings	$261.8	$107.6	$275.2
Denominator:
Weighted average shares used to compute basic EPS	63.0	68.6	77.1
Effect of dilutive securities -
Employee stock plans	1.1	0.9	0.8
Weighted average shares used to compute diluted EPS	64.1	69.5	77.9

Basic net EPS	$4.16	$1.57	$3.57
Diluted net EPS	$4.08	$1.55	$3.53

Restricted stock units (“RSUs”), stock options, and dividend equivalent units totaling an additional 2.4 million, 3.8 million and 5.7 million shares of Class A Common Stock in 2013, 2012, and 2011, respectively, were outstanding but were not included in the computation of diluted net earnings per share because the effect would have been antidilutive.

Under the terms of Lexmark’s RSU agreements, unvested RSU awards contain forfeitable rights to dividends and dividend equivalent units. Because the dividend equivalent units are forfeitable, they are defined as non-participating securities. As of December 31, 2013, there were approximately 0.2 million dividend equivalent units outstanding, which will vest at the time that the underlying RSU vests.

In addition to the 2.4 million antidilutive shares for the year ended December 31, 2013, mentioned above, unvested restricted stock units with a performance condition that were granted in the first quarter of 2013 and 2012 were also excluded from the computation of diluted earnings per share. According to FASB guidance on earnings per share, contingently issuable shares are excluded from the computation of diluted EPS if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. If the performance condition were to become satisfied based on actual financial results and the performance awards would have a dilutive impact on EPS, the performance awards included in the diluted EPS calculation would be in the range of 0.1 million to 0.5 million shares depending on the level of achievement. Refer to Note 6 of the Notes to Consolidated Financial Statements for additional information regarding restricted stock awards with a performance condition.

The Company executed four accelerated share repurchase agreements with financial institution counterparties in 2013, resulting in a total of 2.7 million shares repurchased at a cost of $82 million during the year. The ASRs had a favorable impact to basic and diluted EPS in 2013.

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

17.          EMPLOYEE PENSION AND POSTRETIREMENT PLANS

Lexmark and its subsidiaries have defined benefit and defined contribution pension plans that cover certain of its regular employees, and a supplemental plan that covers certain executives. Medical, dental and life insurance plans for retirees are provided by the Company and certain of its non-U.S. subsidiaries.

During the fourth quarter of 2013, the Company changed its accounting policy for pension and other postretirement benefit plan asset and actuarial gains and losses. Under the new accounting policy, these gains and losses will be recognized in net periodic benefit cost in the year in which they occur rather than amortized over time. Results for all periods presented in this Annual Report on Form 10-K reflect the retrospective application of this accounting policy change. Refer to Note 2 of the Notes to Consolidated Financial Statements for additional information.

Defined Benefit Plans

The non-U.S. pension plans are not significant and use economic assumptions similar to the U.S. pension plan and therefore are not shown separately in the following disclosures.

Obligations and funded status at December 31:

	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
Change in Benefit Obligation:
Benefit obligation at beginning of year	$883.2	$817.3	$37.9	$40.7
Service cost	4.8	3.6	0.7	0.8
Interest cost	32.3	34.0	1.1	1.4
Contributions by plan participants	2.7	2.7	3.7	3.4
Actuarial (gain) loss	(63.3)	63.7	(2.4)	(1.6)
Benefits paid	(57.0)	(52.7)	(7.4)	(7.6)
Foreign currency exchange rate changes	4.1	5.3	–	–
Plan amendments and adjustments	(0.2)	2.6	(2.7)	0.1
Settlement, curtailment or termination benefit loss	–	6.7	–	0.7
Benefit obligation at end of year	806.6	883.2	30.9	37.9
Change in Plan Assets:
Fair value of plan assets at beginning of year	660.6	587.2	–	–
Actual return on plan assets	60.3	83.5	–	–
Contributions by the employer	21.1	35.2	3.7	4.2
Benefits paid	(57.0)	(52.7)	(7.4)	(7.6)
Foreign currency exchange rate changes	3.9	4.6	–	–
Plan adjustments	0.5	0.1	–	–
Contributions by plan participants	2.7	2.7	3.7	3.4
Fair value of plan assets at end of year	692.1	660.6	–	–
Unfunded status at end of year	$(114.5)	$(222.6)	$(30.9)	$(37.9)

For 2012, the Settlement, curtailment or termination benefit loss in the table above were primarily due to restructuring related activities in the U.S. and France.

Amounts recognized in the Consolidated Statements of Financial Position:

	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
Noncurrent assets	$8.3	$5.7	$–	$–
Current liabilities	(1.4)	(1.4)	(3.7)	(4.5)
Noncurrent liabilities	(121.4)	(226.9)	(27.2)	(33.4)
Net amount recognized	$(114.5)	$(222.6)	$(30.9)	$(37.9)

Amounts recognized in Accumulated Other Comprehensive Income and Deferred Tax Accounts:

	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
Prior service credit (cost)	$0.5	$(0.2)	$2.0	$–

The accumulated benefit obligation for all of the Company’s defined benefit pension plans was $798.5 million and $873.8 million at December 31, 2013 and 2012, respectively.

Pension plans with a benefit obligation in excess of plan assets at December 31:

	2013		2012
	Benefit Obligation	Plan Assets	Benefit Obligation	Plan Assets
Plans with projected benefit obligation in excess of plan assets	$767.8	$645.0	$846.9	$618.6
Plans with accumulated benefit obligation in excess of plan assets	760.8	645.0	839.3	618.6

Components of net periodic benefit cost:

	Pension Benefits			Other Postretirement Benefits
	2013	2012	2011	2013	2012	2011
Net Periodic Benefit Cost:
Service cost	$4.8	$3.6	$3.2	$0.7	$0.8	$0.9
Interest cost	32.3	34.0	38.6	1.1	1.4	1.8
Expected return on plan assets	(43.0)	(42.1)	(43.0)	–	–	–
Amortization of prior service cost (credit)	–	–	–	(0.8)	(0.2)	(3.4)
Immediate recognition of net (gain) loss	(80.6)	23.4	96.1	(2.4)	(1.6)	(1.4)
Settlement, curtailment or termination benefit loss (gain)	–	6.7	(0.3)	–	0.7	–
Net periodic benefit cost	$(86.5)	$25.6	$94.6	$(1.4)	$1.1	$(2.1)

The Settlement, curtailment or termination benefit losses totaling $7.4 million in 2012 are the net result of restructuring losses in the U.S. of $7.9 million and a curtailment gain in France of $0.5 million.

Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive income (“AOCI”) (pre-tax) for the years ended December 31:

	2013			2012			2011
	Pension Benefits	Other Postretirement Benefits	Total	Pension Benefits	Other Postretirement Benefits	Total	Pension Benefits	Other Postretirement Benefits	Total
New prior service cost	$(0.7)	$(2.7)	$(3.4)	$–	$0.1	$0.1	$–	$–	$–
Net (gain) loss arising during the period	(80.6)	(2.4)	(83.0)	23.4	(1.6)	21.8	96.2	(1.4)	94.8
Less amounts recognized as a component of net periodic benefit cost:
Amortization or curtailment recognition of prior service (cost) credit	–	0.8	0.8	–	0.2	0.2	(0.1)	3.4	3.3
Immediate recognition of net gain (loss)	80.6	2.4	83.0	(23.4)	1.6	(21.8)	(96.2)	1.4	(94.8)
Total amount recognized in AOCI for the period	(0.7)	(1.9)	(2.6)	–	0.3	0.3	(0.1)	3.4	3.3
Net periodic benefit cost	(86.5)	(1.4)	(87.9)	25.6	1.1	26.7	94.6	(2.1)	92.5
Total amount recognized in net periodic benefit cost and AOCI for the period	$(87.2)	$(3.3)	$(90.5)	$25.6	$1.4	$27.0	$94.5	$1.3	$95.8

The estimated prior service credit for the other defined benefit postretirement plans that will be amortized from Accumulated other comprehensive earnings (loss) into net periodic benefit cost over the next fiscal year is $0.7 million.

Assumptions:

	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31:
Discount rate	4.6%	3.9%	3.9%	3.5%
Rate of compensation increase	3.0%	3.1%	4.0%	4.0%

	Pension Benefits			Other Postretirement Benefits
	2013	2012	2011	2013	2012	2011
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31:
Discount rate	3.9%	4.5%	5.2%	3.5%	4.0%	4.7%
Expected long-term return on plan assets	6.9%	7.2%	7.2%	–	–	–
Rate of compensation increase	3.1%	2.6%	2.6%	4.0%	4.0%	4.0%

Plan assets:

Plan assets are invested in equity securities, government and agency securities, mortgage-backed securities, commercial mortgage-backed securities, asset-backed securities, corporate debt, annuity contracts and other securities. The U.S. defined benefit plan comprises a significant portion of the assets and liabilities relating to the defined benefit plans. The investment goal of the U.S. defined benefit plan is to achieve an adequate net investment return in order to provide for future benefit payments to its participants. Asset allocation percentages are targeted to be 40% equity and 60% fixed income investments. The U.S. pension plan employs professional investment managers to invest in U.S. equity, global equity, international developed equity, emerging market equity, U.S. fixed income, high yield bonds and emerging market debt. Each investment manager operates under an investment management contract that includes specific investment guidelines, requiring among other actions, adequate diversification, prudent use of derivatives and standard risk management practices such as portfolio constraints relating to established benchmarks. The plan currently uses a combination of both active management and passive index funds to achieve its investment goals.

The Company uses third parties to report the fair values of its plan assets. The Company tested the fair value of the portfolio and default level assumptions provided by the third parties as of December 31, 2013 and December 31, 2012 using the following procedures:

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

Fixed income: Valued at quoted prices, broker dealer quotations, or other methods by which all significant inputs are generally observable, either directly or indirectly. If significant inputs are unobservable, the security is classified as Level 3.

U.S. equity securities: Valued at the closing price reported on the active market on which the securities are traded or at quoted prices in markets that are not active, broker dealer quotations, or other methods by which all significant inputs are observable, either directly or indirectly.

The following table sets forth by level, within the fair value hierarchy, plan assets measured at fair value on a recurring basis as of December 31, 2013 and 2012:

	December 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commingled trust funds:
Fixed income	$–	$210.1	$–	$210.1	$–	$245.4	$–	$245.4
International equity large-cap	–	92.9	–	92.9	–	124.1	–	124.1
International equity small-cap	–	20.8	–	20.8	–	30.5	–	30.5
Emerging market equity	–	24.5	–	24.5	–	27.8	–	27.8
Emerging market debt	–	26.6	–	26.6	–	27.5	–	27.5
Global equity	–	39.2	–	39.2	–	46.7	–	46.7
U.S. equity	–	89.8	–	89.8	–	96.8	–	96.8
Real estate	–	4.8	–	4.8	–	3.6	–	3.6
Mutual and money market funds:
Small mid-cap value	–	–	–	–	13.8	–	–	13.8
Money market fund	–	–	–	–	–	1.3	–	1.3
Fixed income:
Government and agency debt securities	–	33.0	–	33.0	–	–	–	–
Corporate debt securities	–	133.0	1.6	134.6	–	27.7	2.0	29.7
Asset-backed and mortgage-backed securities	–	11.1	2.5	13.6	–	–	–	–
U.S. equity securities:
Small mid-cap growth	–	–	–	–	13.2	–	–	13.2
Cash equivalent	–	2.3	–	2.3	–	0.2	–	0.2
Subtotal	–	688.1	4.1	692.2	27.0	631.6	2.0	660.6
Cash	–	–	–	2.2	–	–	–	–
Employer and benefits payable	–	–	–	(2.3)	–	–	–	–
Total assets at fair value	$–	$688.1	$4.1	$692.1	$27.0	$631.6	$2.0	$660.6

The following table sets forth a summary of changes in the fair value of level 3 assets at December 31:

	2013			2012
	Total	Fixed Income - Corporate debt securities	Fixed Income - Asset-backed securities	Fixed Income - Corporate debt securities
Fair value at beginning of year	$2.0	$2.0	$–	$2.0
Actual return on plan assets - assets held at reporting date	–	–	–	–
Actual return on plan assets - assets sold during period	(0.1)	–	(0.1)	–
Purchases, sales and settlements, net	2.6	–	2.6	0.1
Transfers in/(transfers out), net	(0.4)	(0.4)	–	(0.1)
Fair value at end of year	$4.1	$1.6	$2.5	$2.0

Defined Contribution Plans

Lexmark also sponsors defined contribution plans for employees in certain countries. Company contributions are generally based upon a percentage of employees’ contributions. The Company’s expense under these plans was $28.3 million, $26.0 million and $25.6 million in 2013, 2012 and 2011, respectively.

Additional Information

Other postretirement benefits:

For measurement purposes, a 7.4% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2014. The rate is assumed to decrease gradually to 4.5% for 2028 and remain at that level thereafter. A one-percentage-point change in the health care cost trend rate would have a de minimus effect on the benefit cost and obligation since preset caps have been met for the net employer cost of postretirement medical benefits.

Related to Lexmark’s acquisition of the Information Products Corporation from IBM in 1991, IBM agreed to pay for its pro rata share (currently estimated at $13.2 million) of future postretirement benefits for all the Company’s U.S. employees based on prorated years of service with IBM and the Company.

Cash flows:

In 2014, the Company is currently expecting to contribute approximately $34 million to its pension and other postretirement plans.

Lexmark estimates that the future benefits payable for the pension and other postretirement plans are as follows:

	Pension Benefits	Other Postretirement Benefits
2014	$51.2	$3.7
2015	49.8	3.4
2016	49.6	3.3
2017	48.8	3.3
2018	48.8	3.2
2019-2023	251.3	14.1

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

Net outstanding notional amount of derivative activity as of December 31, 2013 and 2012 is as follows. This activity was driven by fair value hedges of recognized assets and liabilities primarily denominated in the currencies below.

Long (Short) Positions by Currency (in USD)	December 31, 2013
CAD/USD	$18.5
MXN/USD	17.1
CNY/USD	(15.2)
Other, net	0.6
Total	$21.0

Long (Short) Positions by Currency (in USD)	December 31, 2012
EUR/USD	$(76.5)
CAD/USD	32.9
ZAR/USD	12.1
Other, net	(19.6)
Total	$(51.1)

Accounting for Derivatives and Hedging Activities

All derivatives are recognized in the Consolidated Statements of Financial Position at their fair value. Fair values for Lexmark’s derivative financial instruments are based on pricing models or formulas using current market data, or where applicable, quoted market prices. On the date the derivative contract is entered into, the Company designates the derivative as a fair value hedge. Changes in the fair value of a derivative that is highly effective as — and that is designated and qualifies as — a fair value hedge, along with the loss or gain on the hedged asset or liability are recorded in current period earnings in Cost of revenue or Other expense (income), net on the Consolidated Statements of Earnings. Derivatives qualifying as hedges are included in the same section of the Consolidated Statements of Cash Flows as the underlying assets and liabilities being hedged.

As of December 31, 2013 and 2012, the Company had the following net derivative assets (liabilities) recorded at fair value in Prepaid expenses and other current assets (Accrued liabilities) on the Consolidated Statements of Financial Position:

	Net Asset Position		Net (Liability) Position
Foreign Exchange Contracts	2013	2012	2013	2012
Gross liability position	$(0.5)	$(0.1)	$(0.4)	$(0.8)
Gross asset position	0.6	0.3	0.2	0.2
Net asset (liability) position (1)	0.1	0.2	(0.2)	(0.6)
Gross amounts not offset (2)	–	–	–	–
Net amounts	$0.1	$0.2	$(0.2)	$(0.6)

(1) Amounts presented in the Consolidated Statements of Financial Position

(2) Amounts not offset in the Consolidated Statements of Financial Position

The Company had the following (gains) and losses related to derivative instruments qualifying and designated as hedging instruments in fair value hedges and related hedged items recorded on the Consolidated Statements of Earnings:

	Recorded in Cost of revenue*			Recorded in Other expense (income), net
Fair Value Hedging Relationships	2013	2012	2011	2013	2012	2011
Foreign Exchange Contracts	$(2.8)	$2.0	$0.1	$1.7	$(3.6)	$(1.5)
Underlying	15.2	3.6	6.2	(1.3)	1.5	(0.5)
Total	$12.4	$5.6	$6.3	$0.4	$(2.1)	$(2.0)

* Gains and losses recorded in Cost of revenue are included in Product on the Consolidated Statements of Earnings

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

Additional information regarding derivatives can be referenced in Note 3 of the Notes to Consolidated Financial Statements.

Concentrations of Risk

Lexmark’s main concentrations of credit risk consist primarily of cash equivalent investments, marketable securities and trade receivables. Cash equivalents and marketable securities investments are made in a variety of high quality securities with prudent diversification requirements. The Company seeks diversification among its cash investments by limiting the amount of cash investments that can be made with any one obligor. Credit risk related to trade receivables is dispersed across a large number of customers located in various geographic areas. Collateral such as letters of credit and bank guarantees is required in certain circumstances. In addition, the Company uses credit insurance for specific obligors to limit the impact of nonperformance. Lexmark sells a large portion of its products through third-party distributors and resellers and original equipment manufacturer (“OEM”) customers. If the financial condition or operations of these distributors, resellers and OEM customers were to deteriorate substantially, the Company’s operating results could be adversely affected. The three largest distributor, reseller and OEM customers collectively represented $107 million or approximately 18% of the dollar amount of outstanding invoices at December 31, 2013 and $144 million or approximately 22% of the dollar amount of outstanding invoices at December 31, 2012. One OEM customer accounted for $48 million or approximately 8% of the dollar amount of outstanding invoices at December 31, 2013 and $68 million or approximately 10% of the dollar amount of outstanding invoices at December 31, 2012. Lexmark performs ongoing credit evaluations of the financial position of its third-party distributors, resellers and other customers to determine appropriate credit limits.

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

19.           COMMITMENTS AND CONTINGENCIES

Commitments

Lexmark is committed under operating leases (containing various renewal options) for rental of office and manufacturing space and equipment. Rent expense (net of rental income) was $41.7 million, $39.2 million and $45.9 million in 2013, 2012 and 2011, respectively. Future minimum rentals under terms of non-cancelable operating leases (net of sublease rental income commitments) as of December 31, 2013, were as follows:

	2014	2015	2016	2017	2018	Thereafter
Minimum lease payments (net of sublease rental income)	$33.8	$25.8	$16.0	$11.5	$6.6	$12.1

Guarantees and Indemnifications

In the ordinary course of business, the Company may provide performance guarantees to certain customers pursuant to which Lexmark has guaranteed the performance obligation of third parties. Some of those agreements may be backed by bank guarantees provided by the third parties. In general, Lexmark would be obligated to perform over the term of the guarantee in the event a specified triggering event occurs as defined by the guarantee. The Company believes the likelihood of having to perform under a guarantee is remote.

In most transactions with customers of Company’s products, software, services or solutions, including resellers, the Company enters into contractual arrangements under which the Company may agree to indemnify the customer from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to patent or copyright infringement.  These indemnities do not always include limits on the claims, provided the claim is made pursuant to the procedures required in the contract.  Historically, payments made related to these indemnifications have been immaterial.

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

Appeal briefs for the 02 and 04 actions were filed with the U.S. Court of Appeals for the Sixth Circuit (“Sixth Circuit”) by SCC and the Company.  In a decision dated August 29, 2012, the Sixth Circuit upheld the jury’s decision that SCC did not induce patent infringement and the District Court’s dismissal of SCC’s federal antitrust claims. The procedural dismissal of Static Control’s Lanham Act claim and state law unfair competition claims by the District Court were reversed and remanded to the District Court.  A writ of certiorari was requested by the Company with the U.S. Supreme Court over the Sixth Circuit’s decision regarding the Lanham Act.  On June 3, 2013, the Company was notified that the U.S. Supreme Court granted the Company’s writ of certiorari.  Oral argument at the U.S. Supreme Court for this matter was held on December 3, 2013.

Post trial, SCC also filed motions with the District Court seeking attorneys’ fees, cost as well as at least $7 to $10 million in damages for the period that the preliminary injunction was in place that prevented SCC from selling certain microchips for some models of the Company’s toner cartridges. SCC’s motion for these damages, in excess of the $250,000 bond amount, was denied by the District

Court.  SCC appealed this denial to the Sixth Circuit.  SCC’s appeal was denied by the Sixth Circuit on October 21, 2013.  SCC has filed a petition with the Sixth Circuit seeking a rehearing and rehearing en banc. SCC’s petition was denied on February 3, 2014.

The Company has not established an accrual for the SCC litigation, because it has not determined that a loss with respect to such litigation is probable. Although there is a reasonable possibility of a potential loss with respect to the SCC litigation, with SCC’s claims being dismissed in the early stages of the litigation and SCC’s request for damages suffered during the period of preliminary injunction was in place being denied by the District Court and a panel of the Sixth Circuit, the Company does not believe a reasonable estimate of the range of possible loss is currently possible in view of the uncertainty regarding the amount of damages, if any, that could be awarded in this matter.

Nuance Communications, Inc. v. ABBYY Software House, et al.

Nuance Communications, Inc. ("Nuance") filed suit against the Company and ABBYY Software House and ABBYY USA Software House (collectively “ABBYY”) in the U.S. District Court for the Northern District of California ("District Court").  Nuance alleges that the Company and ABBYY have infringed three U.S. patents related to Optical Character Recognition (“OCR”) and document management technologies.  The Company, and the Company’s supplier of the accused OCR technology, ABBYY, denied infringement and raised affirmative defenses to the allegations of patent infringement.  A two week jury trial was held in August of 2013.  At trial, Nuance was seeking approximately $31 million in damages from the Company for the alleged infringement and, in addition, requested that this amount be trebled for alleged willful infringement.  The jury returned a verdict of non-infringement on all counts.  A final judgment was entered in favor of the Company and ABBYY by the District Court on August 26, 2013.  Nuance filed post-judgment motions seeking a judgment as a matter of law, or in the alternative, for a new trial. Nuance’s motion was denied by the District Court on December 10, 2013. Nuance filed an appeal with the Federal Circuit Court of Appeals on January 10, 2014.  ABBYY USA is indemnifying the Company in this matter.

The Company has not established an accrual for the Nuance litigation because it has not determined that a loss with respect to such litigation is probable. Although there is a reasonable possibility of a potential loss with respect to the Nuance litigation, given the finding of non-infringement by the jury, the District Court’s denial of Nuance’s post-trial motion and ABBYY USA’s indemnification obligations, the Company does not believe a reasonable estimate of the range of possible loss is currently possible in view of the uncertainty regarding the amount of damages, if any, that could be awarded in this matter.

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

The Company filed a notice of appeal with the California Court of Appeals objecting to the trial court Judge’s award of damages and attorneys’ fees. On September 19, 2013, the California Court of Appeals upheld the rulings of the trial court Judge except for the use of gross pay rather than base rate of pay in the calculation of damages.  The matter was remanded back to the trial court Judge to recalculate damages using the base rate of pay.  The award of $5.7 million in attorneys’ fees was unchanged by the California Court of Appeals.  The Company filed a petition for review with the California Supreme Court on certain issues that were upheld by the California Court of Appeals.  Acceptance of review by the California Supreme Court was discretionary and on December 11, 2013 the California Supreme Court denied Lexmark’s petition.

In February 2014, the Company and the class reached agreement on a stipulation for damages and attorneys’ fees.  Under the terms of the stipulation, the Company has agreed to pay $5.5 million in damages, which includes forfeited vacation and personal choice days, waiting time penalties and interest, to former California based employees of the Company.  The Company also agreed to pay class counsel $8.9 million in cost and attorneys’ fees which includes interest.  The agreed upon stipulation requires approval by the California Superior Court.

The Company regularly evaluates the probability of a potential loss of its material litigation to determine whether a liability has been incurred and whether it is probable that one or more future events will occur confirming the loss.  The Company believes an unfavorable outcome in this matter is probable.  If a potential loss is determined by the Company to be probable, and the amount of the loss can be reasonably estimated, the Company establishes an accrual for the litigation.  Based on the developments above, the

Company increased the accrual during the fourth quarter of 2013 from $1.8 million to $14.4 million for the Molina matter, which represents the Company’s best estimate of the potential loss based on the terms of the stipulation described above. The $14.4 million payment related to the Molina litigation was made by the Company in February 2014, subsequent to the date of the financial statements.

Copyright fees

Certain countries (primarily in Europe) and/or collecting societies representing copyright owners’ interests have taken action to impose fees on devices (such as scanners, printers and multifunction devices) alleging the copyright owners are entitled to compensation because these devices enable reproducing copyrighted content. Other countries are also considering imposing fees on certain devices. The amount of fees, if imposed, would depend on the number of products sold and the amounts of the fee on each product, which will vary by product and by country. The Company has accrued amounts that it believes are adequate to address the risks related to the copyright fee issues currently pending. The financial impact on the Company, which will depend in large part upon the outcome of local legislative processes, the Company’s and other industry participants’ outcome in contesting the fees and the Company’s ability to mitigate that impact by increasing prices, which ability will depend upon competitive market conditions, remains uncertain. As of December 31, 2013, the Company has accrued approximately $64.0 million for pending copyright fee charges, including litigation proceedings, local legislative initiatives and/or negotiations with the parties involved. Although it is reasonably possible that amounts may exceed the amount accrued by the Company, such amount, or range of possible loss, given the complexities of the legal issues in these matters, cannot be reasonably estimated by the Company at this time.

As of December 31, 2013, approximately $58.1 million of the $64.0 million accrued for the pending copyright fee issues was related to single function printer devices sold in Germany prior to December 31, 2007. For the period after 2007, the German copyright levy laws were revised and the Company has been making payments under this revised copyright levy scheme related to single function printers sold in Germany.

The VerwertungsGesellschaft Wort ("VG Wort"), a collection society representing certain copyright holders, instituted legal proceedings against Hewlett-Packard Company ("HP") in July of 2004 relating to whether and to what extent copyright levies for photocopiers should be imposed in accordance with copyright laws implemented in Germany on single function printers. The Company is not a party to this lawsuit, although the Company and VG Wort entered into an agreement in October 2002 pursuant to which both VG Wort and the Company agreed to be bound by a decision of the court of final appeal in the VG Wort/HP litigation. On December 6, 2007, the Bundesgerichtshof (the "German Federal Supreme Court") in the VG Wort litigation with HP issued a judgment that single function printer devices sold in Germany prior to December 31, 2007 are not subject to levies under the then existing law (German Federal Supreme Court, file reference I ZR 94/05). VG Wort filed an appeal with the Bundesverfassungsgericht (the "German Federal Constitutional Court") challenging the ruling that single function printers are not subject to levies. On September 21, 2010, the German Federal Constitutional Court published a decision holding that the German Federal Supreme Court erred by not considering referring questions on interpretation of German copyright law to the Court of Justice of the European Communities (“CJEU”) and therefore revoked the German Federal Supreme Court decision and remitted the matter to it. On July 21, 2011, the German Federal Supreme Court stayed the proceedings and submitted several questions regarding the interpretation of Directive 2001/29/EC on the harmonization of certain aspects of copyright and related rights in the information society to the CJEU for a decision. The CJEU issued its opinion on June 27, 2013 and the matter has been remitted back to the German Federal Supreme Court for further proceedings. A hearing is scheduled at the German Federal Supreme Court for April 30, 2014.

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

Perceptive Software offers a complete suite of ECM, BPM, DOM, intelligent data capture and search software as well as associated industry specific solutions. On February 29, March 13, and March 16, 2012, the Company acquired Brainware, Nolij and ISYS, respectively, which all joined the Company’s Perceptive Software segment. These acquisitions further strengthen the Company’s products, content/business process management solutions and managed print services. On December 28, 2012, the Company expanded its presence within the healthcare sector with the acquisition of Acuo which also joined the Perceptive Software segment. On March 1, 2013, the Company acquired AccessVia and Twistage as well as Saperion on September 16, 2013, further expanding and strengthening the solutions available in the Perceptive Software segment. On October 3, 2013, the Company acquired all of the issued and outstanding shares of PACSGEAR which is also reported in the Perceptive Software segment starting in the fourth quarter of 2013.

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

During the fourth quarter of 2013, the Company changed its accounting policy for pension and other postretirement benefit plan asset and actuarial gains and losses. Under the new accounting policy, these gains and losses will be recognized in net periodic benefit cost in the year in which they occur rather than amortized over time. Results for all periods presented in this Annual Report on Form 10-K reflect the retrospective application of this accounting policy change. Refer to Note 2 of the Notes to Consolidated Financial Statements for additional information. In addition, in the fourth quarter of 2013, Lexmark changed its method of allocating the elements of net periodic benefit cost to reporting segments. Historically, total net periodic benefit cost was allocated to reporting segments. Under the new allocation method, service cost, amortization of prior service cost and credit, and pension and other postretirement benefit plan settlements and curtailments will continue to be allocated to reporting segments. Interest cost, expected return on plan assets, and asset and net actuarial gains and losses will be included in results for All other.

The following table includes information about the Company’s reportable segments:

	2013	2012	2011
Revenue:
ISS	$3,444.0	$3,641.6	$4,078.2
Perceptive Software	223.6	156.0	94.8
Total revenue	$3,667.6	$3,797.6	$4,173.0

Operating income (loss):
ISS	$770.3	$601.0	$779.3
Perceptive Software	(79.5)	(72.1)	(29.5)
All other	(281.6)	(337.4)	(382.1)
Total operating income (loss)	$409.2	$191.5	$367.7

Operating income (loss) noted above for the year ended December 31, 2013 includes a Gain on sale of inkjet-related technology and assets of $73.5 million in ISS. Operating income (loss) noted above for the year ended December 31, 2013 includes restructuring charges of $25.2 million in ISS, $4.7 in Perceptive Software, and $7.9 million in All other. Operating income (loss) related to Perceptive Software for the year ended December 31, 2013 includes $56.4 million of amortization expense related to intangible assets acquired by the Company. Operating income (loss) related to All other for the year ended December 31, 2013 includes a pension and other postretirement benefit plan asset and actuarial net gain of $83.0 million.

Operating income (loss) noted above for the year ended December 31, 2012 includes restructuring charges of $85.5 million in ISS, $19.1 million in All other, and $0.7 million in Perceptive Software. ISS operating income (loss) in 2012 versus 2011 was primarily influenced by negative currency movements and an increase in restructuring charges. Operating income (loss) related to Perceptive Software for the year ended December 31, 2012 includes $40.9 million of amortization expense related to intangible assets acquired by the Company. Operating income (loss) in 2012 versus 2011 for the Perceptive Software segment was driven by YTY increases in marketing and development expenditures and amortization expense related to intangible assets. All other for the year ended December 31, 2012 includes a pension and other postretirement benefit plan asset and actuarial net loss of $21.8 million.

Operating income (loss) noted above for the year ended December 31, 2011 includes restructuring charges of $9.7 million in ISS and $3.8 million in All other. Operating income (loss) related to Perceptive Software for the year ended December 31, 2011 includes $20.7 million of amortization expense related to intangible assets acquired by the Company. All other for the year ended December 31, 2011 includes a pension and other postretirement benefit plan asset and actuarial net loss of $94.7 million.

During 2013 and 2012, no one customer accounted for more than 10% of the Company’s total revenues. In 2011, one customer, Dell, accounted for $414.7 million or approximately 10% of the Company’s total revenue. Sales to Dell are included primarily in ISS.

The following is revenue by geographic area for the year ended December 31:

	2013	2012	2011
Revenue:
United States	$1,576.8	$1,695.5	$1,755.4
EMEA (Europe, the Middle East & Africa)	1,353.5	1,320.3	1,531.6
Other International	737.3	781.8	886.0
Total revenue	$3,667.6	$3,797.6	$4,173.0

Sales are attributed to geographic areas based on the location of customers. Other International revenue includes exports from the U.S. and Europe.

The following is long-lived asset information by geographic area as of December 31:

	2013	2012	2011
Long-lived assets:
United States	$466.2	$445.3	$460.3
EMEA (Europe, the Middle East & Africa)	101.5	117.4	125.1
Other International	244.7	282.6	303.4
Total long-lived assets	$812.4	$845.3	$888.8

Long-lived assets above include net property, plant and equipment and exclude goodwill and net intangible assets. At December 31, 2013, approximately $83.9 million of the Company’s net property, plant and equipment were located in the Philippines, down from

$125.9 million and $150.7 million at December 31, 2012 and 2011, respectively. The decrease in 2013 was largely driven by the divestiture of inkjet-related technology and assets.

The following is revenue by product category for the year ended December 31:

	2013	2012	2011
Revenue:
Hardware (1)	$762.8	$826.5	$990.4
Supplies (2)	2,484.4	2,640.1	2,910.6
Software and Other (3)	420.4	331.0	272.0
Total revenue	$3,667.6	$3,797.6	$4,173.0

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

Subsequent to the date of the financial statements, the Company entered into and settled an ASR Agreement with a financial institution counterparty, resulting in a total of approximately 0.6 million shares repurchased at a cost of $21 million. Upon delivery of these shares, the number of shares held in treasury increased from approximately 33.8 million shares to approximately 34.4 million shares. The payment of $21 million by the Company to the financial institution counterparty for the repurchase of shares was funded from available U.S. cash equivalents and current marketable securities.

Effective February 5, 2014, Lexmark amended its current $350 million 5-year senior, unsecured, multicurrency revolving credit facility, entered into on January 18, 2012, by increasing its size to $500 million. In addition, the maturity date of the amended credit facility was extended to February 5, 2019. Under certain circumstances and subject to certain conditions, the aggregate amount available under the amended facility may be increased to a maximum of $650 million. Interest on all borrowings under the amended credit agreement is determined based upon either the Adjusted Base Rate or the Adjusted LIBO Rate, in each case plus a margin that is adjusted on the basis of a combination of the Company’s consolidated leverage ratio and the Company’s index debt rating.

On February 20, 2014, the Company’s Board of Directors approved a quarterly dividend of $0.30 per share of Class A Common Stock. The dividend is payable March 14, 2014 to stockholders of record on March 3, 2014.

Subsequent to the date of the financial statements, the Company received notification that its auction rate preferred stock will be fully called at par during the first quarter of 2014. The investment, which was included in noncurrent assets on the Consolidated Statements of Financial Position, was valued based on facts and circumstances that existed at December 31, 2013 and was classified as Level 3.

22.            QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2013:
Revenue	$884.3	$886.7	$890.5	$1,006.1
Gross profit (1)	336.4	341.9	347.9	417.8
Operating income (1)	62.3	135.6	60.6	150.8
Net earnings (1)	40.0	94.1	33.7	94.0
Basic EPS* (1)	$0.63	$1.49	$0.54	$1.51
Diluted EPS* (1)	0.62	1.47	0.53	1.48
Dividend declared per share	0.30	0.30	0.30	0.30
Stock prices:
High	$28.32	$32.19	$41.11	$38.02
Low	21.79	25.45	31.79	33.31

2012:
Revenue	$992.5	$918.6	$919.2	$967.4
Gross profit (2)	382.8	362.1	318.6	338.3
Operating income (2)	95.4	66.3	(30.8)	60.6
Net earnings (2)	64.6	43.0	(26.3)	26.3
Basic EPS* (2)	$0.91	$0.61	$(0.39)	$0.41
Diluted EPS* (2)	0.89	0.60	(0.38)	0.40
Dividend declared per share	0.25	0.30	0.30	0.30
Stock prices:
High	$37.91	$33.24	$27.75	$25.61
Low	33.07	24.86	16.77	20.73

The Company acquired Brainware in February of 2012, ISYS and Nolij in March of 2012, Acuo Technologies in December of 2012, AccessVia and Twistage in March of 2013, Saperion in September of 2013 and PACSGEAR in October of 2013. The consolidated financial results include the results of these acquisitions subsequent to the date of acquisition. Refer to Note 20 of the Notes to Consolidated Financial Statements for financial information regarding the Perceptive Software segment, which includes the activities of all acquired businesses.

The sum of the quarterly data may not equal annual amounts due to rounding.

*     The sum of the quarterly earnings per share amounts does not necessarily equal the annual earnings per share due to changes in average share    calculations. This is in accordance with prescribed reporting requirements.

(1)     For the first quarter of 2013, the retrospective application of the accounting change for pension and other postretirement benefit plan asset and actuarial gains and losses increased gross profit by $1.8 million, operating income by $8.3 million, net earnings by $5.2 million, basic EPS by $0.08, and diluted EPS by $0.09.

For the second quarter of 2013, the retrospective application of the accounting change for pension and other postretirement benefit plan asset and actuarial gains and losses increased gross profit by $1.7 million, operating income by $8.3 million, net earnings by $5.2 million, basic EPS by $0.08, and diluted EPS by $0.08.

For the third quarter of 2013, the retrospective application of the accounting change for pension and other postretirement benefit plan asset and actuarial gains and losses increased gross profit by $1.7 million, operating income by $8.3 million, net earnings by $5.2 million, basic EPS by $0.09, and diluted EPS by $0.08.

For the fourth quarter of 2013, the retrospective application of the accounting change for pension and other postretirement benefit plan asset and actuarial gains and losses increased gross profit by $19.2 million, operating income by $90.9 million, net earnings by $55.7 million, basic EPS by $0.89, and diluted EPS by $0.88.

Net earnings for the first quarter of 2013 included $9.1 million of pre-tax restructuring charges and project costs in connection with the Company's restructuring plans and $15.7 million of pre-tax charges in connection with intangible amortization and integration costs associated with the Company's acquisitions.

Net earnings for the second quarter of 2013 included a $73.5 million pre-tax Gain on sale of inkjet-related technology and assets, $13.3 million of pre-tax restructuring charges and project costs in connection with the Company's restructuring plans, and $16.2 million of pre-tax charges in connection with intangible amortization and integration costs associated with the Company's acquisitions.

Net earnings for the third quarter of 2013 included $17.7 million of pre-tax restructuring charges and project costs in connection with the Company's restructuring plans and $19.1 million of pre-tax charges in connection with intangible amortization and integration costs associated with the Company's acquisitions.

Net earnings for the fourth quarter of 2013 included $14.4 million of pre-tax restructuring charges and project costs in connection with the Company's restructuring plans, $23.5 million of pre-tax charges in connection with intangible amortization and integration costs associated with the Company's acquisitions, and a pension and other postretirement benefit plan net gain of $83.0 million.

(2)     For the first quarter of 2012, the retrospective application of the accounting change for pension and other postretirement benefit plan asset and actuarial gains and losses increased gross profit by $1.4 million, operating income by $6.0 million, net earnings by $3.8 million, basic EPS by $0.06, and diluted EPS by $0.05.

For the second quarter of 2012, the retrospective application of the accounting change for pension and other postretirement benefit plan asset and actuarial gains and losses increased gross profit by $1.4 million, operating income by $6.1 million, net earnings by $3.8 million, basic EPS by $0.06, and diluted EPS by $0.05.

For the third quarter of 2012, the retrospective application of the accounting change for pension and other postretirement benefit plan asset and actuarial gains and losses decreased gross profit by $9.8 million, operating income by $43.1 million, net earnings by $26.3 million, basic EPS by $0.39, and diluted EPS by $0.38.

For the fourth quarter of 2012, the retrospective application of the accounting change for pension and other postretirement benefit plan asset and actuarial gains and losses increased gross profit by $8.8 million, operating income by $35.4 million, net earnings by $20.0 million, basic EPS by $0.31, and diluted EPS by $0.30.

Net earnings for the first quarter of 2012 included $10.0 million of pre-tax restructuring charges and project costs in connection with the Company's restructuring plans and $9.3 million of pre-tax charges in connection with intangible amortization and integration costs associated with the Company's acquisitions.

Net earnings for the second quarter of 2012 included $9.6 million of pre-tax restructuring charges and project costs in connection with the Company's restructuring plans and $20.6 million of pre-tax charges in connection with intangible amortization and integration costs associated with the Company's acquisitions.

Net earnings for the third quarter of 2012 included $69.1 million of pre-tax restructuring charges and project costs in connection with the Company's restructuring plans, $15.3 million of pre-tax charges in connection with intangible amortization and integration costs associated with the Company's acquisitions, and a pension and other postretirement benefit plan net loss upon interim remeasurement of $49.6 million.

Net earnings for the fourth quarter of 2012 included $33.1 million of pre-tax restructuring charges and project costs in connection with the Company's restructuring plans, $15.2 million of pre-tax charges in connection with intangible amortization and integration costs associated with the Company's acquisitions, and a pension and other postretirement benefit plan net gain of $27.8 million.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lexmark International, Inc.:

In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of earnings, of comprehensive earnings, of cash flows and of stockholders’ equity present fairly, in all material respects, the financial position of Lexmark International, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results  of their operations and their  cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule  listed in the  index appearing under Item 15(a)(2) presents  fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management's Report on Internal Control over Financial Reporting” appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Note 2 to the Consolidated Financial Statements, the Company changed the manner in which it accounts for pension and other postretirement benefit obligations, inventory costing and capitalization of internal-use software costs in 2013.

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

/s/PricewaterhouseCoopers LLP

Lexington, Kentucky

March 3, 2014

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2013. Based upon that evaluation, the Company’s Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and were effective as of December 31, 2013 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control-Integrated Framework (1992) issued by COSO. Based on our evaluation under the framework in Internal Control-Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 31, 2013. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 132.

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") issued an updated version of its Internal Control - Integrated Framework ("2013 Framework"). Originally issued in 1992 ("1992 Framework"), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework will remain available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of December 31, 2013, the Company is utilizing the original framework published in 1992.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item  9B.           OTHER INFORMATION

None

Part III

Item 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except with respect to information regarding the executive officers of the Registrant and the Company’s code of ethics, the information required by Part III, Item 10 of this Form 10-K is incorporated by reference herein, and made part of this Form 10-K, from the Company’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year. The required information is included in the definitive Proxy Statement under the headings “Election of Directors” and “Report of the Finance and Audit Committee.” The information with respect to the executive officers of the Registrant is included under the heading “Executive Officers of the Registrant” in Item 1 above. The Company has adopted a code of business conduct and ethics for directors, officers (including the Company’s principal executive officer and principal financial and accounting officer) and employees, known as the Code of Business Conduct. The Code of Business Conduct, as well as the Company’s Corporate Governance Principles and the charters of each of the committees of the Board of Directors, is available on the Corporate Governance section of the Company’s Investor Relations website at http://investor.lexmark.com. The Company also intends to disclose on the Corporate Governance section of its Investor Relations website any amendments to the Code of Business Conduct and any waivers from the provisions of the Code of Business Conduct that apply to the principal executive officer and principal financial and accounting officer, and that relate to any elements of the code of ethics enumerated by the applicable regulation of the Securities and Exchange Commission (Item 406(b) of Regulation S-K). Anyone may request a free copy of the Corporate Governance Principles, the charters of each of the committees of the Board of Directors or the Code of Business Conduct from:

Lexmark International, Inc.

Attention: Investor Relations

One Lexmark Centre Drive

740 West New Circle Road

Lexington, Kentucky 40550

(859) 232-5568

The New York Stock Exchange (“NYSE”) requires that the Chief Executive Officer of each listed Company certify annually to the NYSE that he or she is not aware of any violation by the Company of NYSE corporate governance listing standards as of the date of such certification. The Company submitted the certification of its Chairman and Chief Executive Officer, Paul A. Rooke, for 2013 with its Annual Written Affirmation to the NYSE on May 31, 2013.

The Securities and Exchange Commission requires that the principal executive officer and principal financial officer of the Company make certain certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and file the certifications as exhibits with each Annual Report on Form 10-K. In connection with this Annual Report on Form 10-K filed with respect to the year ended December 31, 2013, these certifications were made by Paul A. Rooke, Chairman and Chief Executive Officer, and John W. Gamble, Jr., Executive Vice President and Chief Financial Officer, of the Company and are included as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

Item 11.           EXECUTIVE COMPENSATION

Information required by Part III, Item 11 of this Form 10-K is incorporated by reference from the Company’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K. The required information is included in the definitive Proxy Statement under the headings “Compensation Discussion & Analysis,” “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Part III, Item 12 of this Form 10-K is incorporated by reference from the Company’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K. The required information is included in the definitive Proxy Statement under the headings “Security Ownership by Management and Principal Stockholders” and “Equity Compensation Plan Information.”

Item 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Part III, Item 13 of this Form 10-K is incorporated by reference from the Company’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K. The required information is included in the definitive Proxy Statement under the headings “Composition of Board and Committees,” “Related Person Transactions,” “Executive Compensation” and “Director Compensation.”

Item 14.           PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Part III, Item 14 of this Form 10-K is incorporated by reference from the Company’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, and of which information is hereby incorporated by reference in, and made part of, this Form 10-K. The required information is included in the definitive Proxy Statement under the heading “Ratification of the Appointment of Independent Auditors.”

Part IV

Item 15.           EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   (1) Financial Statements:

Financial statements filed as part of this Form 10-K are included under Part II, Item 8.

        (2) Financial Statement Schedule:

Report of Independent Registered Public Accounting Firm included in Part II, Item 8	132
For the years ended December 31, 2011, 2012 and 2013:
Schedule II - Valuation and Qualifying Accounts	138

All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related Notes.

       (3) Exhibits

Exhibits for the Company are listed in the Index to Exhibits beginning on page 140.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2011, 2012 and 2013

(In Millions)

(A)	(B)	(C)		(D)	(E)
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

2011:
Provision for bad debt	$14.0	$(3.0)	$–	$(1.7)	$9.3
Deferred tax asset valuation allowances	2.2	2.6	–	–	4.8

2012:
Provision for bad debt	$9.3	$(0.5)	$–	$(1.4)	$7.4
Deferred tax asset valuation allowances	4.8	–	–	–	4.8

2013:
Provision for bad debt	$7.4	$0.2	$–	$(2.1)	$5.5
Deferred tax asset valuation allowances	4.8	(1.9)	–	–	2.9

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Lexington, Commonwealth of Kentucky, on March 3, 2014.

LEXMARK INTERNATIONAL, INC.

By	/s/ Paul A. Rooke
Name: Paul A. Rooke
Title: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul A. Rooke Paul A. Rooke	Chairman and Chief Executive Officer (Principal Executive Officer)	March 3, 2014

/s/ John W. Gamble, Jr. John W. Gamble, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2014

* Jared L. Cohon	Director	March 3, 2014

* J. Edward Coleman	Director	March 3, 2014

* W. Roy Dunbar	Director	March 3, 2014

* William R. Fields	Director	March 3, 2014

* Ralph E. Gomory	Director	March 3, 2014

* Stephen R. Hardis	Director	March 3, 2014

* Sandra L. Helton	Director	March 3, 2014

* Robert Holland, Jr.	Director	March 3, 2014

* Michael J. Maples	Director	March 3, 2014

* Jean-Paul L. Montupet	Director	March 3, 2014

* Kathi P. Seifert	Director	March 3, 2014

/s/ *John W. Gamble, Jr., Attorney-in-Fact *John W. Gamble, Jr., Attorney-in-Fact

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit			Period		Filing	Filed
Number	Exhibit Description	Form	Ending	Exhibit	Date	Herewith
2	Agreement and Plan of Merger, dated as of February 29, 2000, by and between Lexmark International, Inc. (the “Company”) and Lexmark International Group, Inc.	10-Q	3/31/00	2	5/10/00

3.1	Restated Certificate of Incorporation of the Company.	8-K		3.1	4/26/13

3.2	Company By-Laws, as Amended and Restated April 25, 2013.	8-K		3.2	4/26/13

4.1	Form of Indenture, dated as of May 22, 2008, by and between the Company and The Bank of New York Trust Company, N.A., as Trustee.	8-K		4.1	5/22/08

4.2	Form of First Supplemental Indenture, dated as of May 22, 2008, by and between the Company and The Bank of New York Trust Company, N.A., as Trustee.	8-K		4.2	5/22/08

4.3	Form of Global Note of the Company’s 6.650% Senior Notes due 2018.	8-K		4.2	5/22/08

4.4	Form of Indenture, dated as of March 4, 2013, between the Company and Wilmington Trust, National Association, as Trustee.	8-K		4.1	3/4/13

4.5	Form of First Supplemental Indenture, dated as of March 4, 2013, by and among the Company, Wilmington Trust, National Association, as Trustee, and Citibank, N.A., as Securities Administrator.	8-K		4.2	3/4/13

4.6	Form of Global Note of the Company’s 5.125% Senior Notes due 2020.	8-K		4.3	3/4/13

4.7	Specimen of Class A Common Stock Certificate.	10-K	12/31/10	3.1	2/28/11

10.1	Agreement, dated as of May 31, 1990, between the Company and Canon Inc., and Amendment thereto.*	S-1/A		10.4	11/13/95

10.2	Agreement, dated as of March 26, 1991, between the Company and Hewlett-Packard Company.*	S-1/A		10.5	11/13/95

10.3	Patent Cross-License Agreement, effective October 1, 1996, between the Company and Hewlett-Packard Company.*	10-Q/A	9/30/96	10	11/6/96

10.4	Amended and Restated Lease Agreement, dated as of January 1, 1991, between the Company and IBM, and First Amendment, dated as of March 1, 1991, thereto.	S-1		10.6	9/22/95

10.5	Third Amendment to Lease Agreement, dated as of December 28, 2000, between the Company and IBM.	10-K	12/31/01	10.5	3/19/02

10.6	Credit Agreement, dated as of January 18, 2012, by and among the Company, as Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, and SunTrust Bank and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Co-Documentation Agents.	8-K		10.1	1/23/12

10.7	First Amendment to Credit Agreement, dated as of February 5, 2014, by and among the Company, as Borrower, Perceptive Software, LLC, as Subsidiary Guarantor, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K		10.1	2/6/14

10.8	Second Amended and Restated Receivables Purchase Agreement, dated as of October 10, 2013, by and among Lexmark Receivables Corporation, as Seller; Gotham Funding Corporation, as an Investor; Fifth Third Bank, as an Investor Agent and a Bank; The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Program Agent, an Investor Agent and a Bank; the Company, as Collection Agent and Originator; and Perceptive Software, LLC, as an Originator.	10-Q	9/30/13	10.1	11/7/13

10.9	Amended and Restated Purchase and Contribution Agreement, dated as of October 10, 2013, by and between the Company and Perceptive Software, LLC, as Sellers; and Lexmark Receivables Corporation, as Purchaser.	10-Q	9/30/13	10.2	11/7/13

10.10	Company Stock Incentive Plan, as Amended and Restated, effective April 23, 2009.+	DEF14A		A	3/6/09

10.11	Form of Non-Qualified Stock Option Agreement pursuant to the Company’s Stock Incentive Plan.+	10-Q	9/30/10	10.2	11/3/10

10.12	Form of Performance-Based Non-Qualified Stock Option Agreement pursuant to the Company’s Stock Incentive Plan.+	10-Q	6/30/09	10.1	8/3/09

10.13	Form of Time-Based Restricted Stock Unit Award Agreement pursuant to the Company’s Stock Incentive Plan for Awards made prior to 2013.+	10-K	12/31/08	10.24	2/27/09

10.14	Form of Time-Based Restricted Stock Unit Award Agreement pursuant to the Company’s Stock Incentive Plan for Awards made in 2013.+	8-K		10.1	2/26/13

10.15	Form of 2010 Performance-Based Restricted Stock Unit Award Agreement pursuant to the Company’s Stock Incentive Plan.+	8-K		10.1	2/26/10

10.16	Form of 2012-2014 Performance-Based Restricted Stock Unit Award Agreement pursuant to the Company’s Stock Incentive Plan.+	8-K		10.1	2/28/12

10.17	Form of 2013 Performance-Based Restricted Stock Unit Award Agreement pursuant to the Company’s Stock Incentive Plan.+	8-K		10.3	3/14/13

10.18	Form of 2013-2015 Performance-Based Restricted Stock Unit Award Agreement pursuant to the Company’s Stock Incentive Plan.+	8-K		10.2	3/14/13

10.19	Form of 2012-2014 Long-Term Incentive Plan Award Agreement pursuant to the Company’s Stock Incentive Plan.+	8-K		10.2	2/28/12

10.20	Form of 2013-2015 Long-Term Incentive Plan Award Agreement pursuant to the Company’s Stock Incentive Plan.+	8-K		10.1	3/14/13

10.21	Company 2013 Equity Compensation Plan, effective April 25, 2013.+	8-K		10.1	4/26/13

10.22	Company Nonemployee Director Stock Plan, as Amended and Restated, effective April 30, 1998.+	10-Q	6/30/98	10.1	8/11/98

10.23	Amendment No. 1 to the Company’s Nonemployee Director Stock Plan, dated as of February 11, 1999.+	10-Q	3/31/99	10.2	5/12/99

10.24	Amendment No. 2 to the Company’s Nonemployee Director Stock Plan, dated as of April 29, 1999.+	10-Q	6/30/99	10.3	8/10/99

10.25	Amendment No. 3 to the Company’s Nonemployee Director Stock Plan, dated as of July 24, 2003.+	10-Q	6/30/03	10.1	8/13/03

10.26	Amendment No. 4 to the Company’s Nonemployee Director Stock Plan, dated as of April 22, 2004.+	10-Q	6/30/04	10.1	8/6/04

10.27	Amendment No. 5 to the Company’s Nonemployee Director Stock Plan, dated as of December 19, 2008.+	10-K	12/31/08	10.31	2/27/09

10.28	Form of Stock Option Agreement pursuant to the Company’s Nonemployee Director Stock Plan.+	10-Q	6/30/98	10.2	8/11/98

10.29	Company 2005 Nonemployee Director Stock Plan, as Amended and Restated, effective January 1, 2009.+	10-K	12/31/08	10.33	2/27/09

10.30	Form of Non-Qualified Stock Option Agreement pursuant to the Company’s 2005 Nonemployee Director Stock Plan.+	10-Q	9/30/06	10.3	11/7/06

10.31	Form of Initial Restricted Stock Unit Award Agreement pursuant to the Company’s 2005 Nonemployee Director Stock Plan.+	10-Q	9/30/06	10.4	11/7/06

10.32	Form of Annual Restricted Stock Unit Award Agreement pursuant to the Company’s 2005 Nonemployee Director Stock Plan.+	10-K	12/31/09	10.37	2/26/10

10.33	Company Senior Executive Incentive Compensation Plan, as Amended and Restated, effective January 1, 2009.+	10-K	12/31/08	10.39	2/27/09

10.34	Form of Employment Agreement entered into as of November 1, 2012, by and between the Company and each of Paul A. Rooke, John W. Gamble, Jr., Martin S. Canning, and Robert J. Patton, and as of July 1, 2013, by and between the Company and Scott T.R. Coons.+	10-Q	9/30/12	10.2	11/7/12

10.35	Form of Change in Control Agreement entered into as of November 1, 2012, by and between the Company and each of Paul A. Rooke, John W. Gamble, Jr. and Martin S. Canning.+	10-Q	9/30/12	10.3	11/7/12

10.36	Form of Change in Control Agreement entered into as of November 1, 2012, by and between the Company and Robert J. Patton, and as of July 1, 2013, by and between the Company and Scott T.R. Coons.+	10-Q	9/30/12	10.4	11/7/12

10.37	Form of Indemnification Agreement for Executive Officers.+	10-Q	9/30/98	10.2	11/12/98

10.38	Form of Indemnification Agreement for Directors.+	8-K		10.1	7/22/10

10.39	Description of Compensation Payable to Nonemployee Directors.+					X

10.40	Master Inkjet Sale Agreement by and among the Company, Lexmark International Technology, S.A., and Funai Electric Company, Ltd., dated April 1, 2013.	10-Q	3/31/13	10.1	5/9/13

10.41	Form of Time-Based Restricted Stock Unit Award Agreement pursuant to the 2013 Equity Compensation Plan.+	8-K		10.1	2/25/14

10.42	Form of 3-Year Performance-Based Restricted Stock Unit Award Agreement pursuant to the 2013 Equity Compensation Plan.+	8-K		10.2	2/25/14

10.43	Form of 1-Year Performance-Based Restricted Stock Unit Award Agreement pursuant to the 2013 Equity Compensation Plan.+	8-K		10.3	2/25/14

10.44	Form of 3-Year Long-Term Incentive Plan Award Agreement pursuant to the 2013 Equity Compensation Plan.+	8-K		10.4	2/25/14

12.1	Computation of Ratio of Earnings to Fixed Charges.	X

18	PricewaterhouseCoopers LLP Preferability Letter Related to Change in Accounting for Pensions, Inventory and Capitalized Software.	X

21	Subsidiaries of the Company.	X

23	Consent of PricewaterhouseCoopers LLP.	X

24	Power of Attorney.	X

31.1	Certification of Chairman and Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101

Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Earnings for the years ended December 31, 2013, 2012 and 2011, (ii) the Consolidated Statements of Comprehensive Earnings for the years ended December 31, 2013, 2012 and 2011, (iii) the Consolidated Statements of Financial Position at December 31, 2013 and December 31, 2012, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, (v) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011, and (vi) the Notes to the Consolidated Financial Statements.§

X

_____________________

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