Form 10-Q
period 2014-03-31
LEXMARK INTERNATIONAL INC /KY/
filed 2014-05-02
CIK 1001288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

The registrant had 62,265,486 shares outstanding (excluding shares held in treasury) of Class A Common Stock, par value $0.01 per share, as of the close of business on April 24, 2014.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

		Page of Form 10-Q
	PART I – FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS (Unaudited)
	Consolidated Condensed Statements of Earnings
	Three Months Ended March 31, 2014 and 2013	2
	Consolidated Condensed Statements of Comprehensive Earnings
	Three Months Ended March 31, 2014 and 2013	3
	Consolidated Condensed Statements of Financial Position
	As of March 31, 2014 and December 31, 2013	4
	Consolidated Condensed Statements of Cash Flows
	Three Months Ended March 31, 2014 and 2013	5
	Notes to Consolidated Condensed Financial Statements	6
Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	27
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	41
Item 4.	CONTROLS AND PROCEDURES	42

	PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	43
Item 1A.	RISK FACTORS	43
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	43
Item 6.	EXHIBITS	43

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

PART I – FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(In Millions, Except Per Share Amounts)

(Unaudited)

	Three Months Ended
	March 31
	2014	2013

Revenue:
Product	$763.6	$787.4
Service	114.1	96.9
Total Revenue	877.7	884.3
Cost of revenue:
Product	445.6	463.9
Service	83.9	76.6
Restructuring-related costs	6.6	7.4
Total Cost of revenue	536.1	547.9
Gross profit	341.6	336.4

Research and development	79.0	78.3
Selling, general and administrative	207.1	199.8
Restructuring and related charges (reversals)	1.6	(4.0)
Operating expense	287.7	274.1
Operating income	53.9	62.3

Interest expense (income), net	7.9	9.5
Other expense (income), net	0.7	1.0
Loss on extinguishment of debt	–	3.3
Earnings before income taxes	45.3	48.5

Provision for income taxes	16.0	8.5
Net earnings	$29.3	$40.0

Net earnings per share:
Basic	$0.47	$0.63
Diluted	$0.46	$0.62
Shares used in per share calculation:
Basic	62.1	63.7
Diluted	63.4	64.7
Cash dividends declared per common share	$0.30	$0.30

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE EARNINGS

(In Millions)

(Unaudited)

	Three Months Ended
	March 31
	2014		2013
Net earnings		$29.3		$40.0
Other comprehensive earnings (loss):
Foreign currency translation adjustment	$(0.1)		$(6.7)
Recognition of pension and other postretirement benefit plans prior service credit	0.1		–
Net unrealized gain on OTTI* marketable securities	–		0.1
Net unrealized gain (loss) on marketable securities	0.3		(0.4)
Forward-starting interest rate swap designated as a cash flow hedge	–		0.9
Total other comprehensive earnings (loss)		0.3		(6.1)
Comprehensive earnings		$29.6		$33.9

*Other-than-temporary impairment (“OTTI”)

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION

(In Millions, Except Par Value)

(Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$194.7	$273.2
Marketable securities	790.5	781.5
Trade receivables, net of allowances of $19.6 in 2014 and $24.7 in 2013	429.4	452.3
Inventories	277.9	268.2
Prepaid expenses and other current assets	208.4	195.3
Total current assets	1,900.9	1,970.5

Property, plant and equipment, net	808.2	812.4
Marketable securities	3.4	6.7
Goodwill	454.9	454.7
Intangibles, net	239.9	258.0
Other assets	105.5	114.6
Total assets	$3,512.8	$3,616.9

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$481.7	$474.7
Accrued liabilities	567.6	672.4
Total current liabilities	1,049.3	1,147.1

Long-term debt	699.7	699.6
Other liabilities	391.7	401.9
Total liabilities	2,140.7	2,248.6

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1.6 shares authorized; no shares issued and outstanding	–	–
Common stock, $.01 par value:
Class A, 900.0 shares authorized; 62.2 and 62.0 outstanding in 2014 and 2013, respectively	1.0	1.0
Class B, 10.0 shares authorized; no shares issued and outstanding	–	–
Capital in excess of par	930.2	915.8
Retained earnings	1,423.2	1,413.1
Treasury stock, net; at cost; 34.3 and 33.8 shares in 2014 and 2013, respectively	(947.4)	(926.4)
Accumulated other comprehensive loss	(34.9)	(35.2)
Total stockholders' equity	1,372.1	1,368.3
Total liabilities and stockholders' equity	$3,512.8	$3,616.9

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In Millions)

(Unaudited)

	Three Months Ended
	March 31
	2014	2013
Cash flows from operating activities:
Net earnings	$29.3	$40.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	66.4	62.1
Deferred taxes	6.0	12.0
Stock-based compensation expense	8.3	6.5
Pension and other postretirement income	(0.9)	(0.9)
Other	2.9	(0.3)
Change in assets and liabilities, net of acquisitions:
Trade receivables	21.6	31.4
Inventories	(9.7)	1.0
Accounts payable	7.0	(42.9)
Accrued liabilities	(95.8)	(45.0)
Other assets and liabilities	(19.9)	(21.4)
Pension and other postretirement contributions	(5.2)	(3.4)
Net cash flows provided by operating activities	10.0	39.1

Cash flows from investing activities:
Purchases of property, plant and equipment	(43.9)	(43.0)
Purchases of marketable securities	(210.1)	(223.3)
Proceeds from sales of marketable securities	143.5	127.9
Proceeds from maturities of marketable securities	60.5	57.0
Purchase of businesses, net of cash acquired	–	(28.1)
Other	–	(0.1)
Net cash flows used for investing activities	(50.0)	(109.6)

Cash flows from financing activities:
Repayment of debt	–	(349.4)
Proceeds from issuance of long-term debt, net of issuance costs of $3.2	–	396.8
Payment of cash dividend	(18.6)	(19.1)
Purchase of treasury stock	(21.0)	(21.0)
Proceeds from employee stock plans	2.1	–
Other	1.1	0.2
Net cash flows (used for) provided by financing activities	(36.4)	7.5
Effect of exchange rate changes on cash	(2.1)	0.3
Net change in cash and cash equivalents	(78.5)	(62.7)
Cash and cash equivalents - beginning of period	273.2	212.4
Cash and cash equivalents - end of period	$194.7	$149.7

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In Millions, Except Per Share Amounts)

(Unaudited)

1.          BASIS OF PRESENTATION

The accompanying interim Consolidated Condensed Financial Statements are unaudited; however, in the opinion of management of Lexmark International, Inc. (together with its subsidiaries, the “Company” or “Lexmark”), all adjustments necessary for a fair statement of the interim financial results have been included. All adjustments included were of a normal recurring nature. The results for the interim periods are not necessarily indicative of results to be expected for the entire year. The Consolidated Condensed Statements of Financial Position data as of December 31, 2013 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). The Company filed with the Securities and Exchange Commission (“SEC”) audited consolidated financial statements for the year ended December 31, 2013, on Form 10-K, which included all information and notes necessary for such presentation. Accordingly, these financial statements and notes should be read in conjunction with the Company’s audited annual consolidated financial statements for the year ended December 31, 2013.

Certain prior year amounts have been reclassified to conform to current presentation. Results for all periods presented reflect the retrospective application of the change in accounting method for pension and other postretirement plan benefit obligations, inventory costing, capitalization of internal-use software costs, and the allocation of these costs to reportable segments described in our 2013 Annual Report on Form 10-K.

Refer to Note 3 of the Notes to Consolidated Condensed Financial Statements for information regarding the first quarter 2014 measurement period adjustment applied retrospectively to the Consolidated Condensed Statements of Financial Position related to the acquisition of Saperion AG (“Saperion”) in the third quarter of 2013.

Refer to Note 5 of the Notes to Consolidated Condensed Financial Statements for information regarding the revision to correct an immaterial misclassification in the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2013.

Refer to Note 6 of the Notes to Consolidated Condensed Financial Statements for more information regarding the revision to correct an immaterial misclassification among the classes of inventory as of December 31, 2013.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	March 31, 2014				December 31, 2013
		Based on				Based on
		Quoted				Quoted
		prices in	Other			prices in	Other
		active	observable	Unobservable		active	observable	Unobservable
		markets	inputs	inputs		markets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)	Fair value	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Cash equivalents (1)
Money market funds	$100.7	$–	$100.7	$–	$162.6	$–	$162.6	$–
U.S. government and agency securities	9.3	–	9.3	–	12.5	–	12.5	–

Available-for-sale marketable securities
Government and agency debt securities	358.1	275.1	83.0	–	345.8	251.0	94.8	–
Corporate debt securities	362.4	6.7	355.7	–	362.1	7.5	354.6	–
Asset-backed and mortgage-backed securities	70.0	–	66.3	3.7	73.6	–	71.8	1.8
Total available-for-sale marketable securities - ST	790.5	281.8	505.0	3.7	781.5	258.5	521.2	1.8

Auction rate securities - municipal debt	3.4	–	–	3.4	3.4	–	–	3.4
Auction rate securities - preferred	–	–	–	–	3.3	–	–	3.3
Total available-for-sale marketable securities - LT	3.4	–	–	3.4	6.7	–	–	6.7

Foreign currency derivatives (2)	–	–	–	–	0.1	–	0.1	–

Total	$903.9	$281.8	$615.0	$7.1	$963.4	$258.5	$696.4	$8.5

Liabilities measured at fair value on a recurring basis:
Foreign currency derivatives (2)	$0.4	$–	$0.4	$–	$0.2	$–	$0.2	$–
Total	$0.4	$–	$0.4	$–	$0.2	$–	$0.2	$–

(1) Included in Cash and cash equivalents on the Consolidated Condensed Statements of Financial Position.

(2) Foreign currency derivative assets and foreign currency derivative liabilities are included in Prepaid expenses and other current assets and Accrued liabilities, respectively, on the Consolidated Condensed Statements of Financial Position. Refer to Note 12 for disclosure of derivative assets and liabilities on a gross basis.

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

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2014:

Available-for-Sale Marketable Securities

			ARS - muni	ARS -
Three Months Ended March 31, 2014	Total Level 3	AB and MB	debt	preferred
	securities	securities	securities	securities
Balance, beginning of period	$8.5	$1.8	$3.4	$3.3
Unrealized gains/(losses) included in OCI - All other	0.7	–	–	0.7
Purchases	1.6	1.6	–	–
Sales and redemptions	(4.0)	–	–	(4.0)
Transfers in (1)	0.3	0.3	–	–
Balance, end of period	$7.1	$3.7	$3.4	$–

OCI = Other comprehensive income

AB = Asset-backed

MB = Mortgage-backed

ARS = Auction rate security

(1) Transfers into Level 3 were on a gross basis, and resulted from the Company being unable to corroborate the prices of these securities with a sufficient level of observable market data to maintain Level 2 classification.

Of the realized and unrealized losses included in earnings during the first three months of 2014, none were related to Level 3 securities held by the Company at March 31, 2014.

For purposes of comparison, the following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2013:

Available-for-Sale Marketable Securities

				ARS - muni	ARS -
Three Months Ended March 31, 2013	Total Level 3	Corporate debt	AB and MB	debt	preferred
	securities	securities	securities	securities	securities
Balance, beginning of period	$15.0	$5.2	$3.5	$3.3	$3.0
Unrealized gains/(losses) included in OCI - OTTI securities	0.1	–	0.1	–	–
Unrealized gains/(losses) included in OCI - All other	0.2	–	–	–	0.2
Sales	(0.6)	(0.6)	–	–	–
Maturities and paydowns	(0.2)	–	(0.2)	–	–
Transfers out (1)	(1.3)	(1.3)	–	–	–
Balance, end of period	$13.2	$3.3	$3.4	$3.3	$3.2

OCI = Other comprehensive income

OTTI = Other-than-temporary impairment

AB = Asset-backed

MB = Mortgage-backed

ARS = Auction rate security

(1) Transfers out of Level 3 were on a gross basis, and resulted from the Company being able to obtain information demonstrating that the prices were observable in the market during the period shown.

Of the realized and unrealized losses included in earnings during the first three months of 2013, none were related to Level 3 securities held by the Company at March 31, 2013.

Transfers

In determining where measurements lie in the fair value hierarchy, the Company uses default assumptions regarding the general characteristics of the financial instrument as the starting point. The Company then adjusts the level assigned to the fair value measurement for financial instruments held at the end of the reporting period, as necessary, based on the weight of the evidence obtained by the Company. Except for its pension plan assets which are reviewed annually, the Company reviews the levels assigned to its fair value measurements on a quarterly basis and recognizes transfers between levels of the fair value hierarchy as of the beginning of the quarter in which the transfer occurs.

2014

During the first quarter of 2014, the Company transferred, on a gross basis, $1.8 million and $0.3 million from Level 1 to Level 2 due to lower levels of market activity for certain U.S. agency debt securities and corporate debt securities, respectively, held at the end of the first quarter of 2014 that are measured at fair value on a recurring basis. The fair values of the Company’s U.S. agency debt securities are generally categorized as Level 1 but may be downgraded based on the Company’s assessment of market activity for individual securities.

A discussion of transfers in and out of Level 3 for the first quarter of 2014 is presented above with the table containing additional Level 3 information.

2013

During the first quarter of 2013, the Company transferred from Level 2 to Level 1, on a gross basis, $0.9 million of corporate debt securities held at the end of the first quarter of 2013 that are measured at fair value on a recurring basis. The transfers of corporate debt securities from Level 2 to Level 1 were due to trading volumes sufficient to indicate an active market for the securities.

A discussion of transfers in and out of Level 3 for the first quarter of 2013 is presented above with the table containing additional Level 3 information.

Valuation Techniques

Marketable Securities - General

The Company evaluates its marketable securities in accordance with Financial Accounting Standards Board (“FASB”) guidance on accounting for investments in debt and equity securities, and has determined that all of its investments in marketable securities should be classified as available-for-sale and reported at fair value. The Company generally employs a market approach in valuing its marketable securities, using quoted market prices or other observable market data when available. In certain instances, when observable market data are lacking, fair values are determined using valuation techniques consistent with the income approach whereby future cash flows are converted to a single discounted amount.

Marketable Securities - Valuation Process

The Company uses third-party pricing information to report the fair values of the securities in which Lexmark is invested, though the responsibility of valuation remains with the Company’s management. For most of the securities the Company corroborates the third-party pricing information with additional pricing data the Company obtains from other available sources, but does not use the additional pricing data to report fair values. Each quarter, the Company utilizes multiple sources of pricing as well as broker quotes, trading and other market data in its process of assessing the reasonableness of the third-party pricing information and testing default level assumptions. The Company assesses the quantity of pricing sources available, variability in the prices provided, trading activity and other relevant data to reasonably determine that the price provided is consistent with the accounting guidance for fair value measurements. Except for its auction rate security investment, the fair values of the Company’s investments in marketable securities are based on third-party pricing information without adjustment. As permitted under the accounting guidance for fair value disclosures the Company has not provided quantitative information about the significant unobservable inputs used in the fair value measurements of these securities.

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

Asset-Backed and Mortgage-Backed Securities

Securities in this group include asset-backed securities, U.S. agency mortgage-backed securities, and other mortgage-backed securities. These securities generally have lower levels of trading activity than government and agency debt securities and corporate debt securities and, therefore, their fair values may be based on other inputs, such as spread data. The valuation process described above is used to corroborate the prices of these securities. Fair value measurements of these investments are most often categorized as Level 2; however, these securities are categorized as Level 3 when there is higher variability in the pricing data, a low number of pricing sources or the Company is otherwise unable to gather supporting information to conclude that the price can be transacted upon in the market at the reporting date.

Money Market Funds

The money market funds in which the Company is invested are considered cash equivalents and are generally highly liquid investments. Money market funds are valued at the per share (unit) published as the basis for current transactions.

Auction Rate Securities

In the first quarter of 2014, the Company’s auction rate preferred stock investment was fully redeemed at par. At March 31, 2014, the Company’s municipal auction rate security for which recent auctions were unsuccessful was valued by a third party using a discounted cash flow model based on the characteristics of the security, which the Company believes yields the best estimate of fair value. Future cash flows of the instrument were projected based on certain assumptions regarding the auction rate market significant to the valuation including (1) the auction rate market will remain illiquid and auctions will continue to fail causing the interest rate to be the maximum applicable rate, and (2) the security will not be redeemed prior to its scheduled redemption date. Each quarter, the Company investigates material changes in the fair value measurements of its auction rate security.

Derivatives

The Company employs a foreign currency and interest rate risk management strategy that periodically utilizes derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates and interest rates. Fair values for the Company’s derivative financial instruments are based on pricing models or formulas using current market data. Variables used in the calculations include forward points, spot rates and benchmark interest rates at the time of valuation, as well as the frequency of payments to and from counterparties and effective and termination dates. Because of the very short duration of the Company’s transactional hedges, there is minimal risk of nonperformance. At March 31, 2014 and December 31, 2013, all of the Company’s forward exchange contracts were designated as Level 2 measurements in the fair value hierarchy. Refer to Note 12 of the Notes to Consolidated Condensed Financial Statements for more information regarding the Company’s derivatives.

Senior Notes

The Company’s outstanding senior notes consist of $300 million of fixed rate senior unsecured notes issued in a public debt offering in May 2008 and due on June 1, 2018 (the “2018 senior notes”) and $400 million of fixed rate senior unsecured notes issued in a public debt offering completed in March 2013 and due on March 15, 2020 (the “2020 senior notes”). The fair values shown in the table below are based on the prices at which the bonds have recently traded in the market as well as the overall market conditions on the date of valuation, stated coupon rates, the number of coupon payments each year and the maturity dates. The fair value of the debt is not recorded on the Company’s Consolidated Condensed Statements of Financial Position and is therefore excluded from the fair value table above. This fair value measurement is classified as Level 2 within the fair value hierarchy.

	March 31, 2014			December 31, 2013
		Carrying	Unamortized		Carrying	Unamortized
	Fair value	value	discount	Fair value	value	discount
2018 senior notes	$338.4	$299.7	$0.3	$335.8	$299.6	$0.4
2020 senior notes	417.3	400.0	–	409.3	400.0	–
Total	$755.7	$699.7	$0.3	$745.1	$699.6	$0.4

Other Financial Instruments

The fair values of cash and cash equivalents, trade receivables and accounts payable approximate their carrying values due to the relatively short-term nature of the instruments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis Subsequent to Initial Recognition

There were no material fair value adjustments to assets or liabilities measured at fair value on a nonrecurring basis subsequent to initial recognition during the first three months of 2014 or 2013.

3.           BUSINESS COMBINATIONS

On September 16, 2013, the Company acquired Saperion. The disclosures required under the guidance for business combinations were provided in the Notes to Consolidated Financial Statements for the year ended December 31, 2013 in our Annual Report on Form 10-K filed with the SEC. The purchase accounting for the acquisition of Saperion has not been finalized as certain income tax matters are still being evaluated.

A change to the acquisition date value of the identifiable net assets during the measurement period (up to one year from the acquisition date) affects the amount of the purchase price allocated to goodwill. Changes to the purchase price allocation are adjusted retrospectively to the consolidated financial results, if significant. Measurement period adjustments determined in the first quarter of 2014 affected other long-term liabilities $(0.4) million, deferred tax liabilities, net $1.7 million and goodwill $(1.3) million. The measurement period adjustments were determined based on facts and circumstances related to certain income tax matters that existed at the acquisition date. The December 31, 2013 balances of Prepaid expenses and other current assets, Goodwill, Other assets, Accrued liabilities and Other liabilities on the Consolidated Condensed Statements of Financial Position have been adjusted to include the effect of the measurement period adjustments.

4.          RESTRUCTURING CHARGES

2012 Restructuring Actions

General

As part of Lexmark’s ongoing strategy to increase the focus of its talent and resources on higher-usage business platforms, the Company announced restructuring actions (the “2012 Restructuring Actions”) on January 31 and August 28, 2012. These actions better align the Company’s sales, marketing and development resources, and align and reduce its support structure consistent with its focus on business customers. The 2012 Restructuring Actions include exiting the development and manufacturing of the Company’s remaining inkjet hardware, with reductions primarily in the areas of inkjet-related manufacturing, research and development, supply chain, marketing and sales as well as other support functions. As previously reported, in the second quarter of 2013, the Company sold inkjet-related technology and assets. The Company will continue to provide service, support and aftermarket supplies for its inkjet installed base. The Company expects these actions to be complete by the end of 2015.

The 2012 Restructuring Actions are expected to impact about 2,063 positions worldwide, including 300 manufacturing positions. The 2012 Restructuring Actions will result in total pre-tax charges of approximately $176.0 million, with $154.7 million incurred to date, approximately $21.0 million remaining to be incurred in 2014 and approximately $0.3 million expected to be incurred in 2015. The Company expects the total cash costs of the 2012 Restructuring Actions to be approximately $101.5 million with $81.8 million incurred to date, and approximately $19.5 million and $0.2 million remaining in 2014 and in 2015, respectively.

The Company expects to incur total charges related to the 2012 Restructuring Actions of approximately $135.2 million in ISS, $35.7 million in All other and $5.1 million in Perceptive Software.

Impact to 2014 and 2013 Financial Results

For the three months ended March 31, 2014, charges for the Company’s 2012 Restructuring Actions were recorded in the Consolidated Condensed Statements of Earnings as follows:

				Restructuring
			Selling, general	and related	Impact on
	Restructuring-	Impact on	and	charges	Operating
	related costs	Gross profit	administrative	(reversals)	income
Accelerated depreciation charges	$1.2	$1.2	$1.2	$–	$2.4
Excess components and other inventory-related charges	5.4	5.4	–	–	5.4
Employee termination benefit charges	–	–	–	0.5	0.5
Total restructuring charges	$6.6	$6.6	$1.2	$0.5	$8.3

For the three months ended March 31, 2013, charges for the Company’s 2012 Restructuring Actions were recorded in the Consolidated Condensed Statements of Earnings as follows:

				Restructuring
			Selling, general	and related	Impact on
	Restructuring-	Impact on	and	charges	Operating
	related costs	Gross profit	administrative	(reversals)	income
Accelerated depreciation charges	$2.2	$2.2	$2.0	$–	$4.2
Excess components and other inventory-related charges	5.0	5.0	–	–	5.0
Employee termination benefit charges	–	–	–	(4.0)	(4.0)
Total restructuring charges	$7.2	$7.2	$2.0	$(4.0)	$5.2

The estimated useful lives of certain long-lived assets changed as a result of the Company’s decision to exit the development and manufacture of inkjet hardware. Accelerated depreciation and impairment charges for the 2012 Restructuring Actions and all of the other restructuring actions were determined in accordance with FASB guidance on accounting for the impairment or disposal of long-lived assets. The inventory-related charges incurred in the periods indicated above were determined in accordance with FASB guidance on inventory and were also attributable to the decision to cease manufacturing of inkjet hardware.

For the periods indicated above, the Company incurred employee termination benefit charges, which include severance, medical and other benefits. Charges for the 2012 Restructuring Actions and all of the other restructuring actions were recorded in accordance with FASB guidance on employers’ accounting for postemployment benefits and guidance on accounting for costs associated with exit or disposal activities, as appropriate. The reversal recorded in the first quarter of 2013 was due to a revision in assumptions regarding reductions in workforce, driven by the inclusion of one of the Company’s subsidiaries in the sale of inkjet technology and related assets that closed in the second quarter of 2013.

For the three months ended March 31, 2014 and 2013, the Company incurred restructuring charges in connection with the 2012 Restructuring Actions in the Company’s segments as follows:

	Three Months Ended
	March 31
	2014	2013
ISS	$6.6	$3.4
All other	1.2	1.8
Perceptive Software	0.5	–
Total charges	$8.3	$5.2

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits in connection with the 2012 Restructuring Actions. The total $7.1 million restructuring liability is included in Accrued liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

	Employee
	Termination
	Benefits	Total
Balance at January 1, 2014	$9.9	$9.9
Costs incurred	0.6	0.6
Reversals (1)	(0.1)	(0.1)
Total restructuring charges, net	0.5	0.5
Payments and other (2)	(3.3)	(3.3)
Balance at March 31, 2014	$7.1	$7.1

(1) Reversals due to changes in estimates for employee termination benefits.

(2) Other consists of changes in the liability balance due to foreign currency translations.

Summary of Other Restructuring Actions

General

In response to global economic weakening, to improve the efficiency and effectiveness of its operations, enhance the efficiency of the Company’s inkjet cartridge manufacturing operations and to reduce the Company’s business support cost and expense structure, the Company announced various restructuring actions (“Other Restructuring Actions”) from 2006 to October 2009. The Other Restructuring Actions include closing the Company’s inkjet supplies manufacturing facilities in Mexico, consolidating its cartridge manufacturing capacity as well as impacting positions in the Company’s general and administrative functions, supply chain and sales support, marketing and sales management and consolidating the Company’s research and development programs. In the first quarter of 2014, employee termination benefit charges were incurred for actions that were not a part of an announced plan. The Other Restructuring Actions are considered substantially completed and any remaining charges to be incurred from these actions are expected to be immaterial.

Impact to 2014 and 2013 Financial Results

For the three months ended March 31, 2014, charges for the Company’s Other Restructuring Actions were recorded in the Consolidated Condensed Statements of Earnings as follows:

	Restructuring
	and related	Impact on
	charges	Operating
	(reversals)	income
Employee termination benefit charges	$1.1	$1.1
Total restructuring charges	$1.1	$1.1

For the three months ended March 31, 2013, the Company incurred no charges for the Other Restructuring Actions.

For the three months ended March 31, 2014 and 2013, the Company incurred restructuring charges in connection with the Other Restructuring Actions in the Company’s segments as follows:

	Three Months Ended
	March 31
	2014	2013
ISS	$0.1	$–
All other	0.5	–
Perceptive Software	0.5	–
Total charges	$1.1	$–

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits and contract termination and lease charges in connection with the Company’s Other Restructuring Actions. The total $1.7 million restructuring liability is included in Accrued liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

	Employee	Contract
	Termination	Termination &
	Benefits	Lease Charges	Total
Balance at January 1, 2014	$1.4	$0.1	$1.5
Costs incurred	1.1	–	1.1
Payments and other (1)	(0.8)	(0.1)	(0.9)
Balance at March 31, 2014	$1.7	$–	$1.7

(1) Other consists of changes in the liability balance due to foreign currency translations.

5.          MARKETABLE SECURITIES

The Company evaluates its marketable securities in accordance with authoritative guidance on accounting for investments in debt and equity securities and has determined that all of its investments in marketable securities should be classified as available-for-sale and reported at fair value, with unrealized gains and losses recorded in Accumulated other comprehensive loss. The fair values of the Company’s available-for-sale marketable securities are based on quoted market prices or other observable market data, discount cash flow analyses or in some cases, the Company’s amortized cost, which approximates fair value.

Money market funds included in Cash and cash equivalents on the Consolidated Condensed Statements of Financial Position are excluded from the information contained in this Note. Refer to Note 2 of the Notes to Consolidated Condensed Financial Statements for information regarding these investments.

Details about the Company’s available-for-sale Marketable securities, including gross unrealized gains and losses, as of March 31, 2014 are provided below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Auction rate securities - municipal debt	$3.7	$–	$(0.3)	$3.4
Corporate debt securities	361.2	1.4	(0.2)	362.4
Government and agency debt securities	367.3	0.3	(0.2)	367.4
Asset-backed and mortgage-backed securities	69.6	0.5	(0.1)	70.0
Total security investments	801.8	2.2	(0.8)	803.2
Cash equivalents	(9.3)	–	–	(9.3)
Total marketable securities	$792.5	$2.2	$(0.8)	$793.9

At December 31, 2013, the Company’s available-for-sale Marketable securities had gross unrealized gains and losses of $2.3 million and $1.5 million, respectively, with an estimated fair value of $788.2 million excluding $12.5 million of cash equivalents.

Although contractual maturities of the Company’s investment in debt securities may be greater than one year, the majority of investments are classified as Current assets in the Consolidated Condensed Statements of Financial Position due to the Company’s ability to use these investments for current liquidity needs, if required. As of March 31, 2014 and December 31, 2013, auction rate securities of $3.4 million and $6.7 million, respectively, are classified as noncurrent assets because the securities have experienced unsuccessful auctions and poor debt market conditions have reduced the likelihood that the securities will successfully auction within the next 12 months. During the first quarter of 2014, the Company’s auction rate preferred stock was fully called at par. The investment, which was classified in noncurrent assets on the Consolidated Condensed Statements of Financial Position, was valued based on facts and circumstances that existed at December 31, 2013 and was classified as Level 3.

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

	March 31, 2014		December 31, 2013
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value
Due in less than one year	$185.8	$186.1	$160.4	$160.6
Due in one to five years	599.5	600.5	621.1	622.2
Due after five years	16.5	16.6	18.4	17.9
Total available-for-sale marketable securities	$801.8	$803.2	$799.9	$800.7

For the three months ended March 31, 2014, the Company recognized $0.3 million in net gains on its marketable securities. For the three months ended March 31, 2013, the Company recognized $0.4 million in net gains on its marketable securities. For all periods, these amounts represent realized gains due to sales and maturities and are included in Other expense (income), net on the Consolidated Condensed Statements of Earnings. The Company uses the specific identification method when accounting for the costs of its available-for-sale marketable securities sold.

As described in our 2013 Annual Report on Form 10-K, revisions to prior periods were made to correct errors that were not material, individually or in the aggregate, to the prior period financial statements related to the amortization and accretion of premiums and discounts and the realized gains and losses related to the Company’s marketable securities. The effects of revision on the Consolidated Condensed Statements of Cash Flows for the quarter ended March 31, 2013 increased Net cash flows provided by operating activities by $1.2 million and increased Net cash flows used for investing activities by the same amount.

Impairment

The FASB guidance on the recognition and presentation of OTTI requires that credit-related OTTI on debt securities be recognized in earnings while noncredit-related OTTI of debt securities not expected to be sold be recognized in other comprehensive income. For the three months ended March 31, 2014 and 2013, the Company incurred no OTTI on its debt securities. As of March 31, 2014, amounts related to credit losses for which a portion of total other-than-temporary impairment was recognized in other comprehensive income were immaterial for disclosure.

The following table provides information at March 31, 2014, about the Company’s marketable securities with gross unrealized losses for which no OTTI has been incurred, and the length of time that individual securities have been in a continuous unrealized loss position. The pre-tax gross unrealized loss below is recognized in Accumulated other comprehensive loss:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Auction rate securities	$–	$–	$3.4	$(0.3)	$3.4	$(0.3)
Corporate debt securities	82.7	(0.2)	1.5	–	84.2	(0.2)
Government and agency debt securities	96.6	(0.2)	–	–	96.6	(0.2)
Asset-backed and mortgage-backed securities	27.8	(0.1)	0.8	–	28.6	(0.1)
Total	$207.1	$(0.5)	$5.7	$(0.3)	$212.8	$(0.8)

As of March 31, 2014, none of the Company’s marketable securities for which OTTI has been incurred are in an unrealized loss position.

Auction Rate Securities

The Company’s valuation process for its auction rate security investment begins with a credit analysis. Under this method, the security is analyzed for factors impacting its future cash flows, such as the underlying collateral, credit ratings, credit insurance or other guarantees, and the level of seniority of the specific tranche of the security. Future cash flows are projected incorporating certain security-specific assumptions such as the ratings outlook, the assumption that the auction market will remain illiquid and that the security’s interest rate will continue to be set at the maximum applicable rate, and that the security will not be redeemed prior to any scheduled redemption date. The methodology for determining the appropriate discount rate uses market-based yield indicators and the underlying collateral as a baseline for determining the appropriate yield curve, and then adjusting the resultant rate on the basis of the credit and structural analysis of the security. The unrealized losses on the Company’s auction rate security are a result of the illiquidity in this market sector and are not due to credit quality. The Company has the intent to hold this security until liquidity in the market or optional issuer redemption occurs, and it is not more likely than not that the Company will be required to sell this security before anticipated recovery. Additionally, if the Company requires capital, the Company has available liquidity through its trade receivables facility and revolving credit facility.

Corporate Debt Securities

Unrealized losses on the Company’s corporate debt securities are attributable to current economic conditions and are not due to credit quality. Because the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before recovery of their net book values, which may be at maturity, the Company does not consider securities in its corporate debt portfolio to be other-than-temporarily impaired at March 31, 2014.

Asset-Backed and Mortgage-Backed Securities

Credit losses for the asset-backed and mortgage-backed securities are derived by examining the significant drivers that affect loan performance such as prepayment speeds, default rates and current loan status. These drivers are used to apply specific assumptions to each security and are further divided in order to separate the underlying collateral into distinct groups based on loan performance characteristics. For instance, more weight is placed on higher risk categories such as collateral that exhibits higher than normal default rates, those loans originated in high risk states where home appreciation has suffered the most severe correction and those loans which exhibit longer delinquency rates. Based on these characteristics, collateral-specific assumptions are applied to build a model to project future cash flows expected to be collected. These cash flows are then discounted at the current yield used to accrete the beneficial interest, which approximates the effective interest rate implicit in the bond at the date of acquisition for those securities purchased at par. The unrealized losses on the Company’s remaining asset-backed and mortgage-backed securities are due to constraints in market liquidity for certain portions of these sectors in which the Company has investments, and are not due to credit quality. Because the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before recovery of their net book values, the Company does not consider the remainder of its asset-backed and mortgage-backed debt portfolio to be other-than-temporarily impaired at March 31, 2014.

Government and Agency Securities

The unrealized losses on the Company’s investments in government and agency securities are the result of interest rate effects. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their net book values, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2014.

6.          INVENTORIES

In the first quarter of 2014, the Company changed the classification of certain of its inventory balances between Work in process and Finished goods to more appropriately reflect the nature of inventory in the production process. Additionally, while the Company’s previous policy was to consider all raw materials to be in production upon their receipt, the Company has begun to maintain certain raw materials on hand to preserve continuity of the production process when necessary. The reclassifications had no effect on the Company’s results of operations, financial position or cash flow and are considered immaterial to the prior period financial statements. The effects of the reclassifications as of December 31, 2013 increased Raw materials by $22.3 million and decreased Work in process and Finished goods by $3.8 million and $18.5 million, respectively. The values shown in the table below reflect these reclassifications.

Inventories consist of the following:

	March 31,	December 31,
	2014	2013
Raw materials	$32.5	$22.3
Work in process	21.2	20.3
Finished goods	224.2	225.6
Inventories	$277.9	$268.2

7.          ACCRUED LIABILITIES AND OTHER LIABILITIES

Changes in the Company’s warranty liability for standard warranties and deferred revenue for extended warranties are presented in the tables below:

Warranty Liability:

	2014	2013
Balance at January 1	$30.5	$46.7
Accruals for warranties issued	12.0	16.1
Accruals related to pre-existing warranties (including
changes in estimates)	1.2	(5.2)
Settlements made (in cash or in kind)	(16.4)	(19.2)
Balance at March 31	$27.3	$38.4

Deferred Service Revenue:

	2014	2013
Balance at January 1	$179.9	$192.0
Revenue deferred for new extended warranty contracts	23.7	16.1
Revenue recognized	(23.5)	(20.9)
Balance at March 31	$180.1	$187.2
Current portion	79.8	82.8
Non-current portion	100.3	104.4
Balance at March 31	$180.1	$187.2

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

Compensation liabilities, included in Accrued liabilities in the Consolidated Condensed Statements of Financial Position, were $87.3 million as of March 31, 2014 and $161.5 million as of December 31, 2013, a decrease of $74.2 million. This decrease was primarily driven by payments, which included annual employee bonus payments of approximately $55 million and a legal settlement of $14.4 million. Refer to Note 14 of the Notes to Consolidated Condensed Financial Statements for additional information regarding the legal settlement.

8.           INCOME TAXES

The Provision for income taxes for the three months ended March 31, 2014 was an expense of $16.0 million or an effective tax rate of 35.3%, compared to an expense of $8.5 million or an effective tax rate of 17.5% for the three months ended March 31, 2013. The difference in these rates is primarily due to discrete items recognized in both periods. For the three months ended March 31, 2014, the Company increased income tax expense by $2.3 million in recognition of several discrete items, which included the recognition of tax impacts associated with certain inter-company transactions. For the three months ended March 31, 2013, the Company decreased income tax expense by $5.2 million in recognition of several discrete items. Of this amount, $6.0 million was related to the retroactive reenactment of the research and experimentation credit for the year 2012. The remaining $0.8 million increase in tax expense was primarily related to years prior to 2013. Also impacting the rate difference for the three months ended March 31, 2014 versus the same period in the prior year was a shift in the expected geographic distribution of earnings for 2014 and that the U.S. research and experimentation tax credit was not in effect during the first quarter of 2014, but was in effect during the first quarter of 2013.

9.          STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE EARNINGS (LOSS)

In August 2012, the Company received authorization from the Board of Directors to repurchase an additional $200 million of its Class A Common Stock for a total repurchase authority of $4.85 billion. As of March 31, 2014, there was approximately $148 million of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors.

Treasury Stock

During the three months ended March 31, 2014, the Company repurchased approximately 0.5 million shares at a cost of $21.0 million. During the three months ended March 31, 2013, the Company repurchased approximately 0.9 million shares at a cost of $21.0 million. As of March 31, 2014, the Company had repurchased approximately 110.9 million shares of its Class A Common Stock for an aggregate cost of approximately $4.70 billion since the inception of the program in April 1996. As of March 31, 2014, the Company had reissued approximately 0.5 million previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million, 16.0 million and 16.0 million shares of treasury stock in 2005, 2006 and 2008, respectively, the net treasury shares outstanding at March 31, 2014 were 34.3 million. Share repurchases for the three months ended March 31, 2014 were executed via an accelerated share repurchase agreement.

Accelerated Share Repurchase Agreement

On January 28, 2014, the Company entered into an Accelerated Share Repurchase (“ASR”) Agreement with a financial institution counterparty. The impact of the ASR Agreement is included in the numerical disclosures provided in the preceding paragraphs. Under the terms of the ASR Agreement, the Company paid $21.0 million targeting 0.6 million shares based on the closing price of the Company’s Class A Common Stock on January 28, 2014. On January 31, 2014, the Company took delivery of 85% of the shares in the initial transaction, or 0.5 million shares, and the remaining 15% was held back until final settlement. The final number of shares to be delivered by the counterparty under the ASR Agreement was dependent on the average of the daily volume weighted-average price of the Company’s Class A Common Stock over the agreement’s trading period, a discount, and the initial number of shares delivered. Under the terms of the ASR Agreement, the Company would either receive additional shares from the counterparty or be required to deliver additional shares or cash to the counterparty. The Company controlled its election to either deliver additional shares or cash to the counterparty. On February 26, 2014, the Company took delivery of the remaining 0.1 million shares in final settlement of the ASR Agreement.

The ASR Agreement discussed in the preceding paragraph was accounted for as an initial treasury stock transaction and a forward stock purchase contract. The initial repurchase of shares resulted in reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share on the effective date of the agreement. The forward stock purchase contract (settlement provision) was considered indexed to the Company’s own stock and was classified as an equity instrument under accounting guidance applicable to contracts in an entity’s own equity.

Dividends

The Company’s dividend activity during the three months ended March 31, 2014 was as follows:

			Lexmark International, Inc.
			Class A Common Stock
Declaration Date	Record Date	Payment Date	Dividend Per Share	Cash Outlay
February 20, 2014	March 03, 2014	March 14, 2014	$0.30	$18.6

The payment of the cash dividends also resulted in the issuance of additional dividend equivalent units to holders of restricted stock units (“RSU”). Diluted weighted-average Lexmark Class A Common Stock share amounts presented reflect this issuance. All cash dividends and dividend equivalent units are accounted for as reductions of Retained earnings.

Accumulated Other Comprehensive Loss

The following table provides the tax benefit or expense attributed to each component of Other comprehensive earnings (loss):

	Three Months Ended
	March 31, 2014			March 31, 2013
	Change,	Tax benefit	Change,	Change,	Tax benefit	Change,
	net of tax	(liability)	pre-tax	net of tax	(liability)	pre-tax
Components of other comprehensive earnings (loss):
Foreign currency translation adjustment	$(0.1)	$–	$(0.1)	$(6.7)	$–	$(6.7)
Recognition of pension and other postretirement benefit plans prior service credit	0.1	(0.1)	0.2	–	–	–
Net unrealized gain on marketable securities - OTTI	–	–	–	0.1	–	0.1
Net unrealized gain (loss) on marketable securities	0.3	(0.3)	0.6	(0.4)	–	(0.4)
Forward starting interest rate swap designated as a cash flow hedge	–	–	–	0.9	(0.5)	1.4
Total other comprehensive earnings (loss)	$0.3	$(0.4)	$0.7	$(6.1)	$(0.5)	$(5.6)

The change in Accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2014, consists of the following:

		Recognition of	Net
		Pension and	Unrealized	Net
	Foreign	Other	Gain on	Unrealized	Accumulated
	Currency	Postretirement	Marketable	Gain (Loss) on	Other
	Translation	Benefit Plans	Securities –	Marketable	Comprehensive
	Adjustment	Prior Service Credit	OTTI	Securities	(Loss) Earnings
Balance at December 31, 2013	$(37.6)	$1.4	$0.1	$0.9	$(35.2)
Other comprehensive (loss) earnings before reclassifications	(0.1)	0.2	–	0.6	0.7
Amounts reclassified from accumulated other comprehensive loss	–	(0.1)	–	(0.3)	(0.4)
Net current-period other comprehensive (loss) earnings	(0.1)	0.1	–	0.3	0.3
Balance at March 31, 2014	$(37.7)	$1.5	$0.1	$1.2	$(34.9)

The change in Accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2013, consists of the following:

		Recognition of	Net	Net	Forward-Starting
		Pension and	Unrealized	Unrealized	Interest Rate
	Foreign	Other	Gain on	Gain (Loss)	Swap	Accumulated
	Currency	Postretirement	Marketable	on	Designated as a	Other
	Translation	Benefit Plans	Securities –	Marketable	Cash Flow	Comprehensive
	Adjustment	Prior Service Credit	OTTI	Securities	Hedge	Loss
Balance at December 31, 2012	$(5.6)	$(0.7)	$0.1	$2.0	$(0.9)	$(5.1)
Other comprehensive (loss) earnings before reclassifications	(6.7)	–	0.1	–	0.9	(5.7)
Amounts reclassified from accumulated other comprehensive loss	–	–	–	(0.4)		(0.4)
Net current-period other comprehensive (loss) earnings	(6.7)	–	0.1	(0.4)	0.9	(6.1)
Balance at March 31, 2013	$(12.3)	$(0.7)	$0.2	$1.6	$–	$(11.2)

The net current period other comprehensive income of $0.1 million in the table above for Net Unrealized Gain (Loss) on Marketable Securities – OTTI represents a net increase in the fair value of available-for-sale debt securities previously written down as OTTI.

The March 31, 2014 and 2013 ending balances of $0.1 million and $0.2 million, respectively, in the tables above for Net Unrealized Gain (Loss) on Marketable Securities – OTTI represents the cumulative favorable mark-to-market adjustment on debt securities for which OTTI was previously recognized under the amended FASB guidance adopted by the Company in 2009.

The following table provides details of amounts reclassified from Accumulated other comprehensive loss:

	Amount Reclassified from
	Accumulated Other
	Comprehensive Earnings (Loss)
Details about Accumulated Other
Comprehensive Earnings (Loss)	Three Months Ended
Components	March 31, 2014	March 31, 2013	Affected Line Item in the Statements of Earnings
Recognition of pension and
other postretirement benefit plans
prior service credit
Amortization of prior service benefit	$0.2	$–	Note 11, Employee Pension and Postretirement Plans
	(0.1)	–	Tax benefit (liability)
	$0.1	$–	Net of tax

Unrealized gains and (losses) on
Marketable securities
Non-OTTI	$0.3	$0.4	Other expense (income), net
	–	–	Tax (liability) benefit
	$0.3	$0.4	Net of tax

Total reclassifications for the period	$0.4	$0.4	Net of tax

10.          EARNINGS PER SHARE (“EPS”)

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations:

	Three Months Ended
	March 31
	2014	2013
Numerator:
Net earnings	$29.3	$40.0
Denominator:
Weighted average shares used to compute basic EPS	62.1	63.7
Effect of dilutive securities -
Employee stock plans	1.3	1.0
Weighted average shares used to compute diluted EPS	63.4	64.7

Basic net EPS	$0.47	$0.63
Diluted net EPS	$0.46	$0.62

RSUs, stock options, and dividend equivalent units totaling an additional 1.8 million and 3.0 million shares of Class A Common Stock for the three months ended March 31, 2014 and 2013, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

Under the terms of Lexmark’s RSU agreements, unvested RSU awards contain forfeitable rights to dividends and dividend equivalent units. Because the dividend equivalent units are forfeitable, they are defined as non-participating securities. As of March 31, 2014, there were approximately 0.1 million dividend equivalent units outstanding, which will vest at the time that the underlying RSU vests.

In addition to the 1.8 million antidilutive shares for the three months ended March 31, 2014, mentioned above, unvested RSUs with a performance condition that were granted in the first quarter of 2014, 2013 and 2012 were also excluded from the computation of diluted earnings per share. According to FASB guidance on earnings per share, contingently issuable shares are excluded from the computation of diluted EPS if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. If the performance condition were to become satisfied based on actual financial results and the performance awards would have a dilutive impact on EPS, the performance awards included in the diluted EPS calculation would be in the range of 0.1 million to 0.8 million shares depending on the level of achievement.

11.          EMPLOYEE PENSION AND POSTRETIREMENT PLANS

The components of the net periodic benefit cost for both the pension and postretirement plans for the three months ended March 31, 2014 and 2013 were as follows:

Pension Benefits:	Three Months Ended
	March 31
	2014	2013
Service cost	$1.1	$1.2
Interest cost	8.8	8.1
Expected return on plan assets	(11.1)	(10.7)
Net periodic benefit cost	$(1.2)	$(1.4)

Other Postretirement Benefits:	Three Months Ended
	March 31
	2014	2013
Service cost	$0.2	$0.2
Interest cost	0.3	0.3
Amortization of prior service (benefit) cost	(0.2)	–
Net periodic benefit cost	$0.3	$0.5

As of March 31, 2014, $5.2 million of contributions have been made to the Company’s pension and postretirement plans. The Company currently expects to contribute approximately $29 million to its pension and other postretirement plans for the remainder of 2014.

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

Net outstanding notional amount of derivative positions as of March 31, 2014 is in the table that follows. These positions were driven by fair value hedges of recognized assets and liabilities primarily denominated in the currencies below.

Long (Short) Positions by Currency (in USD)	March 31, 2014
EUR / USD	$41.7
GBP / USD	23.5
CNY / USD	(17.6)
Other, net	30.2
Total	$77.8

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

As of March 31, 2014 and December 31, 2013, the Company had the following net derivative assets (liabilities) recorded at fair value in Prepaid expenses and other current assets (Accrued liabilities) on the Consolidated Condensed Statements of Financial Position:

	Net Asset Position		Net (Liability) Position
Foreign Exchange Contracts	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Gross liability position	$–	$(0.5)	$(0.6)	$(0.4)
Gross asset position	–	0.6	0.2	0.2
Net asset (liability) position (1)	–	0.1	(0.4)	(0.2)
Gross amounts not offset (2)	–	–	–	–
Net amounts	$–	$0.1	$(0.4)	$(0.2)

(1) Amounts presented in the Consolidated Condensed Statements of Financial Position.

(2) Amounts not offset in the Consolidated Condensed Statements of Financial Position.

The Company had the following (gains) and losses related to derivative instruments qualifying and designated as hedging instruments in fair value hedges and related hedged items recorded on the Consolidated Condensed Statements of Earnings:

	Recorded in Cost of revenue*		Recorded in Other expense (income), net
	Three Months Ended		Three Months Ended
	March 31		March 31
Fair Value Hedging Relationships	2014	2013	2014	2013
Foreign exchange contracts	$(0.2)	$0.9	$(0.2)	$1.4
Underlying	1.1	1.3	(0.6)	(1.1)
Total	$0.9	$2.2	$(0.8)	$0.3

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

Additional information regarding derivatives can be referenced in Note 2 of the Notes to Consolidated Condensed Financial Statements.

13.          SEGMENT DATA

Lexmark operates in the office imaging and enterprise content and business process management markets. The Company is managed primarily along two segments:  Imaging Solutions and Services (“ISS”) and Perceptive Software.

ISS offers a broad portfolio of monochrome and color laser printers and laser multifunction products as well as a wide range of supplies and services covering its printing products and technology solutions. In August 2012, the Company announced the exit of the development and manufacturing of inkjet technology. The Company will continue to provide service, support and aftermarket supplies for its inkjet installed base.

Perceptive Software offers a complete suite of enterprise content management (“ECM”), business process management (“BPM”), document output management (“DOM”), intelligent data capture and search software as well as associated industry-specific solutions. The Company acquired AccessVia, Inc. (“AccessVia”) and Twistage, Inc. (“Twistage”) on March 1, 2013, Saperion on September 16, 2013 and PACSGEAR, Inc. (“PACSGEAR”) on October 3, 2013. These acquisitions further expanded and strengthened the solutions available in the Perceptive Software segment.

The Company evaluates the performance of its segments based on revenue and operating income, and does not include segment assets or non-operating income/expense items for management reporting purposes. Segment operating income (loss) includes: selling, general and administrative; research and development; restructuring and related charges; and other expenses, certain of which are allocated to the respective segments based on internal measures and may not be indicative of amounts that would be incurred on a stand-alone basis or may not be indicative of results of other enterprises in similar businesses. All other operating income (loss) includes significant expenses that are managed outside of the reporting segments. These unallocated costs include such items as information technology expenses, certain occupancy costs, stock-based compensation and certain other corporate and regional general and administrative expenses such as finance, legal and human resources. In addition, the interest cost, expected return on plan assets and asset and net actuarial gains and losses elements of net periodic benefit cost are included in results for All other. Acquisition-related costs and integration expenses are also included primarily in All other.

The following table includes information about the Company’s reportable segments:

	Three Months Ended
	March 31
	2014	2013
Revenue:
ISS	$816.7	$840.1
Perceptive Software	61.0	44.2
Total revenue	$877.7	$884.3

Operating income (loss):
ISS	$156.4	$161.5
Perceptive Software	(23.2)	(22.6)
All other	(79.3)	(76.6)
Total operating income	$53.9	$62.3

Operating income (loss) noted above for the three months ended March 31, 2014 includes restructuring charges of $6.7 million in ISS, $1.0 million in Perceptive Software and $1.7 million in All other. Operating income (loss) related to Perceptive Software for the three months ended March 31, 2014 also includes $17.2 million of amortization expense related to intangible assets acquired by the Company.

Operating income (loss) noted above for the three months ended March 31, 2013 includes restructuring charges of $3.4 million in ISS and $1.8 million in All other. Operating income (loss) related to Perceptive Software for the three months ended March 31, 2013 includes $12.9 million of amortization expense related to intangible assets acquired by the Company.

14.          COMMITMENTS AND CONTINGENCIES

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

In most transactions with customers of the Company’s products, software, services or solutions, including resellers, the Company enters into contractual arrangements under which the Company may agree to indemnify the customer from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to patent or copyright infringement. These indemnities do not always include limits on the claims, provided the claim is made pursuant to the procedures required in the contract. Historically, payments made related to these indemnifications have been immaterial.

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

Litigation is inherently unpredictable and may result in adverse rulings or decisions. In the event that any one or more of these litigation matters, claims or assessments result in a substantial judgment against, or settlement by, the Company, the resulting liability could also have a material effect on the Company’s financial condition, cash flows and results of operations.

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

Appeal briefs for the 02 and 04 actions were filed with the U.S. Court of Appeals for the Sixth Circuit (“Sixth Circuit”) by SCC and the Company. In a decision dated August 29, 2012, the Sixth Circuit upheld the jury’s decision that SCC did not induce patent infringement and the District Court’s dismissal of SCC’s federal antitrust claims. The procedural dismissal of Static Control’s Lanham Act claim and state law unfair competition claims by the District Court were reversed and remanded to the District Court. A writ of certiorari was requested by the Company with the U.S. Supreme Court over the Sixth Circuit’s decision regarding the Lanham Act. On June 3, 2013, the Company was notified that the U.S. Supreme Court granted the Company’s writ of certiorari. The U.S. Supreme Court issued its opinion on March 25, 2014 affirming the judgment of the Sixth Circuit. The case has been remanded to the District Court for further proceedings on SCC’s Lanham Act and state law unfair competition claims against the Company.

SCC has also filed motions with the District Court seeking attorneys’ fees, costs as well as at least $7 to $10 million in damages for the period that the preliminary injunction was in place that prevented SCC from selling certain microchips for some models of the Company’s toner cartridges. SCC’s motion for these damages, in excess of the $0.25 million injunction bond amount, was denied by the District Court. SCC appealed this denial to the Sixth Circuit. SCC’s appeal was denied by the Sixth Circuit on October 21, 2013. SCC has filed a petition with the Sixth Circuit seeking a rehearing and rehearing en banc. SCC’s petition was denied on February 3, 2014.

The Company has not established an accrual for the SCC litigation, because it has not determined that a loss with respect to such litigation is probable. Although there is a reasonable possibility of a potential loss with respect to the SCC litigation, with SCC’s Lanham Act and state law claims being dismissed in the early stages of the litigation and just remanded to the District Court as well as SCC’s request for damages suffered during the period of preliminary injunction was in place being denied by the District Court and the Sixth Circuit, the Company does not believe a reasonable estimate of the range of possible loss is currently possible in view of the uncertainty regarding the amount of damages, if any, that could be awarded in this matter.

Nuance Communications, Inc. v. ABBYY Software House, et al.

Nuance Communications, Inc. (“Nuance”) filed suit against the Company and ABBYY Software House and ABBYY USA Software House (collectively “ABBYY”) in the U.S. District Court for the Northern District of California (“District Court”). Nuance alleges that the Company and ABBYY have infringed three U.S. patents related to Optical Character Recognition (“OCR”) and document management technologies. The Company, and the Company’s supplier of the accused OCR technology, ABBYY, denied infringement and raised affirmative defenses to the allegations of patent infringement. A two week jury trial was held in August of 2013. At trial, Nuance was seeking approximately $31 million in damages from the Company for the alleged infringement and, in addition, requested that this amount be trebled for alleged willful infringement. The jury returned a verdict of non-infringement on all counts. A final judgment was entered in favor of the Company and ABBYY by the District Court on August 26, 2013. Nuance filed post-judgment motions seeking a judgment as a matter of law, or in the alternative, for a new trial. Nuance’s motion was denied by the District Court on December 10, 2013. Nuance’s appeal to the Federal Circuit Court of Appeals was filed on January 10, 2014. However, because certain matters remain pending at the District Court, the parties jointly requested the Federal Circuit Court of Appeals dismiss the appeal, without prejudice, and the appeal was dismissed on April 7, 2014. ABBYY USA is indemnifying the Company in this matter.

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

In February 2014, the Company and the class reached agreement on a stipulation for damages and attorneys’ fees. Under the terms of the stipulation, the Company agreed to pay $5.5 million in damages, which included forfeited vacation and personal choice days, waiting time penalties and interest, to former California based employees of the Company. The Company also agreed to pay class counsel $8.9 million in cost and attorneys’ fees which includes interest. The agreed upon stipulation requires approval by the California Superior Court.

The Company regularly evaluates the probability of a potential loss of its material litigation to determine whether a liability has been incurred and whether it is probable that one or more future events will occur confirming the loss. As a potential loss was determined by the Company to be probable and the amount of the loss can be reasonably estimated, based on the terms of the stipulation described above, the Company increased the accrual in 2013 from $1.8 million to $14.4 million for the Molina matter. The $14.4 million payment related to the Molina litigation was made by the Company in February 2014 and is subject to final approval by the California Superior Court.

Copyright Fees

Certain countries (primarily in Europe) and/or collecting societies representing copyright owners’ interests have taken action to impose fees on devices (such as scanners, printers and multifunction devices) alleging the copyright owners are entitled to compensation because these devices enable reproducing copyrighted content. Other countries are also considering imposing fees on certain devices. The amount of fees, if imposed, would depend on the number of products sold and the amounts of the fee on each product, which will vary by product and by country. The Company has accrued amounts that it believes are adequate to address the risks related to the copyright fee issues currently pending. The financial impact on the Company, which will depend in large part upon the outcome of local legislative processes, the Company’s and other industry participants’ outcome in contesting the fees and the Company’s ability to mitigate that impact by increasing prices, which ability will depend upon competitive market conditions, remains uncertain. As of March 31, 2014, the Company has accrued approximately $64.1 million for pending copyright fee charges, including litigation proceedings, local legislative initiatives and/or negotiations with the parties involved. Although it is reasonably possible that amounts may exceed the amount accrued by the Company, such amount, or range of possible loss, given the complexities of the legal issues in these matters, cannot be reasonably estimated by the Company at this time.

As of March 31, 2014, approximately $58.2 million of the $64.1 million accrued for the pending copyright fee issues was related to single function printer devices sold in Germany prior to December 31, 2007. For the period after 2007, the German copyright levy laws were revised and the Company has been making payments under this revised copyright levy scheme related to single function printers sold in Germany.

The VerwertungsGesellschaft Wort (“VG Wort”), a collection society representing certain copyright holders, instituted legal proceedings against Hewlett-Packard Company (“HP”) in July of 2004 relating to whether and to what extent copyright levies for photocopiers should be imposed in accordance with copyright laws implemented in Germany on single function printers. The Company is not a party to this lawsuit, although the Company and VG Wort entered into an agreement in October 2002 pursuant to which both VG Wort and the Company agreed to be bound by a decision of the court of final appeal in the VG Wort/HP litigation. On December 6, 2007, the Bundesgerichtshof (the “German Federal Supreme Court”) in the VG Wort litigation with HP issued a judgment that single function printer devices sold in Germany prior to December 31, 2007 are not subject to levies under the then existing law (German Federal Supreme Court, file reference I ZR 94/05). VG Wort filed an appeal with the Bundesverfassungsgericht (the “German Federal Constitutional Court”) challenging the ruling that single function printers are not subject to levies. On September 21, 2010, the German Federal Constitutional Court published a decision holding that the German Federal Supreme Court erred by not considering referring questions on interpretation of German copyright law to the Court of Justice of the European Communities (“CJEU”) and therefore revoked the German Federal Supreme Court decision and remitted the matter to it. On July 21, 2011, the German Federal Supreme Court stayed the proceedings and submitted several questions regarding the interpretation of Directive 2001/29/EC on the harmonization of certain aspects of copyright and related rights in the information society to the CJEU for a decision. The CJEU issued its opinion on June 27, 2013 and the matter has been remitted back to the German Federal Supreme Court for further proceedings. A hearing was held at the German Federal Supreme Court on April 30, 2014 and it scheduled July 3, 2014 as the date for the announcement of its judgment.

In December, 2009, VG Wort instituted non-binding arbitration proceedings against the Company before the arbitration board of the Patent and Trademark Office in Munich relating to whether, and to what extent, copyright levies should be imposed on single function printers sold by the Company in Germany from 2001 to 2007. In its submissions to the Patent and Trademark Office in Munich the Company asserted that all claims for levies on single function printers sold by the Company in Germany should be dismissed. On February 22, 2011 the arbitration board issued a partial decision finding that the claims of VG Wort for the years 2001 through 2005 are time barred by the statute of limitations. On October 27, 2011, the arbitration board further found that the copyright levy claims for single function printers for the years 2006 and 2007 should be dismissed pursuant to the October 2002 agreement between the Company and VG Wort finding the parties agreed to be bound by the judgment of the German Federal Supreme Court of December 6, 2007 which dismissed VG Wort’s copyright levy claims for single function printers. VG Wort has filed objections against these non-binding decisions and, on April 25, 2012, filed legal action against the Company in the Munich (Civil) Court of Appeals seeking to collect copyright levies for single function printers sold by the Company in Germany from 2001 to 2007. In contesting VG Wort’s filing, the Company is seeking the Munich (Civil) Court of Appeals’ determination that the Company does not owe copyright levies for single function printers sold by the Company in Germany for the contested period. On June 6, 2013, the Munich (Civil) Court of Appeals ruled that the Company’s payment obligation for single-function printers sold until 2007 is dependent on the final outcome of the industry-wide litigation of VG Wort vs. HP described above. On June 26, 2013, the Company filed a complaint against denial of leave of appeal with the German Federal Supreme Court.

The Company believes the amounts accrued represent its best estimate of the copyright fee issues currently pending and these accruals are included in Accrued liabilities on the Consolidated Condensed Statements of Financial Position.

Other Litigation

There are various other lawsuits, claims, investigations and proceedings involving the Company that are currently pending. The Company has determined that although a potential loss is reasonably possible for certain matters, that for such matters in which it is possible to estimate a loss or range of loss, the estimate of the loss or estimate of the range of loss are not material to the Company’s consolidated results of operations, cash flows or financial position.

15.          RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Updates Recently Issued and Effective

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires that unrecognized tax benefits be presented as a reduction to deferred tax assets for all same jurisdiction loss or other tax carryforwards that are available and would be used by the entity to settle additional income taxes resulting from disallowance of the uncertain tax position. The amendments in ASU 2013-11 were effective for the Company in the first quarter of 2014 and were applied prospectively, which resulted in a reduction of approximately $1 million to Other assets and Other liabilities as of March 31, 2014 in the Consolidated Condensed Statements of Financial Position.

Accounting Standards Updates Recently Issued But Not Yet Effective

In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). Under ASU 2014-08, only a disposal of a component or a group of components that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results will qualify as a discontinued operation. In addition, under the revised definition, reporting discontinued operations will no longer be precluded when the operations and cash flows of the component have not been eliminated from ongoing operations or when there is significant continuing involvement with the disposed component. The amendments in ASU 2014-08 will be effective prospectively for the Company in the first quarter of 2015. The Company does not anticipate a material impact to its financial statements from ASU 2014-08, absent any disposals of components or groups of components that have a major effect on the Company’s operations and financial results in future periods.

The FASB issued other guidance during 2014 that is not applicable to the Company’s current financial statements and disclosures and, therefore, is not discussed above.

16.          SUBSEQUENT EVENTS

On April 24, 2014, the Company’s Board of Directors approved a quarterly dividend of $0.36 per share of Class A Common Stock. The dividend is payable June 13, 2014 to stockholders of record on May 30, 2014.

Item 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

OVERVIEW

Lexmark makes it easier for businesses of all sizes to improve their business processes by enabling them to capture, manage and access critical unstructured business information in the context of their business process while speeding the movement and management of information between the paper and digital worlds. Since its inception in 1991, Lexmark has become a leading developer, manufacturer and supplier of printing, imaging, device management, managed print services (“MPS”), document workflow, and more recently business process and content management solutions. The Company operates in the office printing and imaging, and ECM, BPM, DOM, intelligent data capture and search software markets. Lexmark’s products include laser printers and multifunction devices, dot matrix printers and the associated supplies/solutions/services, as well as ECM, BPM, DOM, intelligent data capture, search and web-based document imaging and workflow software solutions and services.

The Company is primarily managed along two segments: ISS and Perceptive Software.

•

ISS offers a broad portfolio of monochrome and color laser printers and laser multifunction products (“MFPs”), as well as supplies, software applications, software solutions and MPS to help businesses efficiently capture, manage and access information. Laser based products within the distributed printing market primarily serve business customers. ISS employs large-account sales and marketing teams whose mission is to generate demand for its business printing solutions and services, primarily among large corporations, small and medium businesses (“SMB”), as well as the public sector. These sales and marketing teams primarily focus on industries such as financial services, retail, manufacturing, education, government and healthcare. ISS distributes and fulfills its products to business customers primarily through its well-established distributor and reseller network. The ISS distributor and reseller network includes IT Resellers, Direct Marketing Resellers, and Copier Dealers. ISS also sells its products through numerous alliances and original equipment manufacturer (“OEM”) arrangements.

•

Perceptive Software offers a complete suite of ECM, BPM, DOM, intelligent data capture, search software and medical imaging vendor neutral archive (“VNA”) software products and solutions. The ECM and BPM software and services markets primarily serve business customers. Perceptive Software uses a direct to market sales and broad lead generation approach, employing internal sales and marketing teams that are segmented by industry sector — specifically healthcare, education, public sector/government, and cross industry, which includes areas such as retail, banking, insurance and manufacturing. Perceptive Software also offers a direct channel partner program that allows authorized third-party resellers to market and sell Perceptive Software products and solutions to a distributed market. Perceptive Software has two general forms of software agreements with its customers, perpetual licenses and subscription services.

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

Management believes that there have been no significant changes during 2014 to the items that were disclosed as critical accounting policies and estimates within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s 2013 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Operations Overview

Key Messages

Lexmark is focused on driving long-term performance by strategically investing in technology, hardware and software products and solutions to secure high-value product installations and capture profitable supplies, software maintenance and service annuities in document and unstructured information-intensive industries and business processes in distributed environments.

•         The ISS strategy is primarily focused on capturing profitable supplies and service annuities generated from its managed print services (“MPS”), industry-specific solutions and hardware sales of large and small workgroup devices.

•         The Perceptive Software strategy is primarily focused on capturing profitable software licenses, subscriptions and maintenance annuities from its industry and process-specific workflow enhancing solutions by combining its deep industry expertise, a broad ECM and BPM software platform, intelligent data capture and enterprise search capabilities into a model that is easy to integrate, use and support.

•         Together, ISS and Perceptive Software are creating synergies to accelerate the growth of each segment. ISS provides global enterprise account presence, infrastructure and industry expertise. Perceptive Software provides advanced software solutions to further differentiate ISS MPS offerings and industry expertise.

While focusing on core strategic initiatives, Lexmark has taken actions over the last few years to improve its cost and expense structure. As a result of restructuring initiatives, significant changes have been implemented, from the consolidation and reduction of the manufacturing and support infrastructure and the increased use of shared service centers in low-cost countries, to the exit of inkjet technology. In 2012, the Company announced restructuring actions including exiting the development and manufacturing of its remaining inkjet hardware. As previously reported, in the second quarter of 2013, the Company sold its inkjet-related technology and assets.

The Company remains committed on its stated capital allocation framework of returning, on average, more than 50% of free cash flow (net cash flows provided by operating activities minus purchases of property, plant and equipment plus proceeds from the sale of fixed assets) to its shareholders through dividends and share repurchases while pursuing acquisitions and organic investments that support the strengthening and growth of the Company.

Business Factors

For the three months ended March 31, 2014, total Lexmark revenue declined 1% YTY, primarily due to the Company’s planned exit from inkjet technologies. The impact of the inkjet exit was mostly offset by increases in laser revenue in the ISS segment and Perceptive Software revenue. For the three months ended March 31, 2014, operating income decreased 13% YTY primarily due to increased operating expenses driven by higher acquisition and divestiture-related adjustments and restructuring charges, partially offset by higher gross profit.

Results for all periods presented reflect the retrospective application of the change in accounting method for pension and other postretirement plan benefit obligations, inventory costing, capitalization of internal-use software costs, and the allocations of these costs to reportable segments described in our 2013 Annual Report on Form 10-K.

ISS

Lexmark’s ISS segment continues to focus on capturing profitable supplies and service annuities generated from its monochrome and color laser printers and multifunction products (“MFPs”). Associated strategic initiatives include:

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

Perceptive Software

Lexmark’s software strategy is to deliver affordable, industry and process-specific workflow enhancing solutions through deep industry expertise and a broad content and process management software platform, in a model that is easy to integrate, use and support. The Company acquired Perceptive Software, Inc. (“Perceptive Software”) in 2010; Pallas Athena Holdings B.V. in 2011; BDGB Enterprise Software (Lux) S.C.A. (“Brainware”), ISYS Search Software Pty Ltd., Nolij Corporation and Acuo Technologies, LLC in 2012; and AccessVia, Twistage, Saperion and PACSGEAR in 2013. These acquisitions enhance Lexmark’s capabilities as a content and process management solutions provider, expand the Company’s market opportunity and provide a core strategic component for the Company’s future. Key software strategic initiatives include:

•         Advancing and growing the Company’s content and process management solutions business internationally;

•         Expanding and strengthening the Company’s content and process management software product line; and

•         Expanding the Company’s rate of participation in content and process management software solutions for specific industries and processes.

Operating Results Summary

The following discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements and Notes thereto. The following table summarizes the results of the Company’s operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31
	2014		2013
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev
Revenue	$877.7	100%	$884.3	100%
Gross profit	341.6	39	336.4	38
Operating expense	287.7	33	274.1	31
Operating income	53.9	6	62.3	7
Net earnings	29.3	3	40.0	5

For the first quarter of 2014, total revenue was $877.7 million, which is down 1% from 2013. Gross profit increased 2%, operating expense increased 5% and operating income decreased 13% when compared to the same period in 2013.

Net earnings for the first quarter of 2014 declined from the prior year primarily due to lower operating income and a higher effective tax rate, partially offset by lower interest and other non-operating expenses. Net earnings for the first quarter of 2014 included $11.9 million of pre-tax restructuring charges and project costs as well as $26.3 million of pre-tax acquisition and divestiture-related adjustments. Net earnings for the first quarter of 2013 included $9.1 million of pre-tax restructuring charges and project costs as well as $17.8 million of pre-tax acquisition-related adjustments.

Revenue

For the first quarter of 2014, consolidated revenue declined 1% YTY, of which approximately 6% was due to the Company’s exit of inkjet technology.

The following table provides a breakdown of the Company’s revenue by segment:

	Three Months Ended March 31
(Dollars in millions)	2014	2013	% Change
ISS	$816.7	$840.1	(3)%
Perceptive Software	61.0	44.2	38
Total revenue	$877.7	$884.3	(1)%

ISS

For the three months ended March 31, 2014, ISS revenue declined 3% compared to the same period in 2013, of which approximately 6% was due to the Company’s exit of inkjet technology. Hardware revenue declined 9% YTY and laser hardware revenue declined 8% YTY. Large workgroup laser hardware revenue, which represented about 84% of total hardware revenue for the quarter ended March 31, 2014, was down 8% YTY reflecting a 10% decrease in average unit revenue (“AUR”), partially offset by a 3% increase in units. The decline in AUR was primarily due to competitive pricing pressures, particularly for sales through the Company’s channel partners. Small workgroup laser hardware revenue, which for the quarter ended March 31, 2014 represented about 16% of total hardware revenue, declined 6% YTY driven by a 5% decrease in AUR driven by competitive pricing pressures, and a 2% decline in units. There was no inkjet exit hardware revenue for the quarter ended March 31, 2014. The Company uses the term “large workgroup” to include departmental, large workgroup and medium workgroup lasers, which are typically attached directly to large workgroup networks, as well as dot matrix printers and options. The term “small workgroup” includes small workgroup lasers and personal lasers, which are attached to small workgroup networks and/or personal computers. The Company uses the term “inkjet exit” to include consumer and business inkjet hardware and supplies.

Supplies revenue for the quarter ended March 31, 2014 was down 1% compared to the same period in 2013 with laser supplies revenue increasing 9% YTY primarily due to increased end-user demand. Inkjet exit supplies revenue declined 39% YTY due to ongoing and expected declines in the inkjet install base as the Company exits inkjet technology.

Perceptive Software

For the three months ended March 31, 2014, revenue for Perceptive Software increased 38% compared to the same period in 2013. Excluding the impact of acquisition-related adjustments, revenue for Perceptive Software for the quarter ended March 31, 2014 increased 38% YTY. The YTY increases are due to the acquisitions of Twistage, AccessVia, Saperion and PACSGEAR during 2013, as well as organic growth of 12%. Perceptive Software experienced high growth rates both in total and organically in international regions, in line with the Company’s strategy for this segment. The 2014 and 2013 financial results for the Perceptive Software reportable segment only include activity occurring after the dates of acquisitions.

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

Revenue by Geography

The following table provides a breakdown of the Company’s revenue by geography:

	Three Months Ended March 31
(Dollars in millions)	2014	2013	% Change
United States	$382.0	$375.4	2%
Europe, the Middle East, & Africa ("EMEA")	313.1	335.1	(7)
Other international	182.6	173.8	5
Total revenue	$877.7	$884.3	(1)%

For the three months ended March 31, 2014, revenues in the United States increased compared to the same period in 2013, partially offset by the negative impact of the Company’s planned exit from inkjet technologies. Revenues in EMEA declined compared to the same period in 2013 principally due to the impact of the Company’s planned exit from inkjet technologies, partially offset by growth in Perceptive Software in this region attributed to investments in the segment’s sales and marketing structure and the acquisition of Saperion. The YTY increase in revenues in other international regions reflects growth in Asia in both the ISS and Perceptive Software segments. For the three months ended March 31, 2014, currency exchange rates had a 1% YTY unfavorable impact on total revenue.

Gross Profit

The following table provides gross profit information:

	Three Months Ended March 31
(Dollars in millions)	2014	2013	Change
Gross profit dollars	$341.6	$336.4	2%
% of revenue	39%	38%	1	pts

For the three months ended March 31, 2014, consolidated gross profit increased 2% and gross profit as a percentage of revenue increased by 1 percentage point compared to the same period in 2013. Gross profit margin for the quarter ended March 31, 2014 versus the same period in 2013 was impacted by a 1 percentage point YTY increase due to positive mix, driven by a lower relative level of inkjet hardware and relatively more laser supplies revenue. The mix benefit was partially offset by a slight percentage point decrease YTY due to negative product margins, principally in hardware, and higher YTY acquisition-related adjustments. Gross profit for the three months ended March 31, 2014 included $6.6 million of pre-tax restructuring charges and project costs as well as $13.3 million of pre-tax acquisition-related adjustments. Gross profit for the three months ended March 31, 2013 included $7.4 million of pre-tax restructuring charges and project costs as well as $10.6 million of pre-tax acquisition-related adjustments.

See “Restructuring Charges and Project Costs” and “Acquisition and Divestiture-related Adjustments” sections that follow for further discussion.

Operating Expense

The following table presents information regarding the Company’s operating expenses during the periods indicated:

	Three Months Ended March 31
	2014		2013
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev
Research and development	$79.0	9%	$78.3	9%
Selling, general and administrative	207.1	24	199.8	23
Restructuring and related charges	1.6	–	(4.0)	–
Total operating expense	$287.7	33%	$274.1	31%

For the three months ended March 31, 2014, total operating expense increased 5% compared to the same period in 2013. Research and development expenses for the three months ended March 31, 2014 increased 1% compared with the same period in 2013 driven by increased investment in Perceptive Software, partially offset by expense reductions in the ISS segment due to the Company’s 2012 restructuring actions and overall expense management. Selling, general and administrative expenses for the three months ended March 31, 2014 increased 4% compared with the same period in 2013 driven by higher acquisition and divestiture-related adjustments and investments in the Perceptive Software segment, partially offset by lower restructuring charges and project costs.

The following table provides restructuring charges and project costs and acquisition and divestiture-related adjustments included in the Company’s operating expense for the periods presented:

	Three Months Ended March 31
	2014		2013
		Acquisition
	Restructuring	and divestiture-	Restructuring	Acquisition-
	charges and	related	charges and	related
(Dollars in millions)	project costs	adjustments	project costs	adjustments
Research and development	$–	$0.2	$–	$0.2
Selling, general and administrative	3.7	12.8	5.7	7.0
Restructuring and related charges	1.6	–	(4.0)	–
Total	$5.3	$13.0	$1.7	$7.2

See “Restructuring Charges and Project Costs” and “Acquisition and Divestiture-related Adjustments” sections that follow for further discussion.

Operating Income (Loss)

The following table provides operating income (loss) by segment:

	Three Months Ended March 31
(Dollars in millions)	2014	2013	Change
ISS	$156.4	$161.5	(3)%
% of segment revenue	19%	19%	–	pt

Perceptive Software	(23.2)	(22.6)	(3)%
% of segment revenue	(38)%	(51)%	13	pt

All other	(79.3)	(76.6)	(4)%
Total operating income (loss)	$53.9	$62.3	(13)%
% of total revenue	6%	7%	(1)	pt

For the three months ended March 31, 2014, the decrease in consolidated operating income from the same period in 2013 reflects lower operating income in the ISS segment and higher operating losses in Perceptive Software and All other. The lower ISS operating income for the three months ended March 31, 2014 is driven by the decline in inkjet exit supplies revenue and laser hardware product margins, partially offset by increased laser supplies revenue and a reduction in operating expenses due to the Company’s previously announced restructuring and ongoing expense actions. Also impacting operating income were higher acquisition and divestiture-related adjustments, mostly in the Perceptive Software segment, as well as higher restructuring charges and project costs.

The following table provides restructuring charges and project costs and acquisition and divestiture-related adjustments included in the Company’s operating income for the periods presented:

	Three Months Ended March 31
	2014		2013
		Acquisition
	Restructuring	and divestiture-	Restructuring	Acquisition-
	charges and	related	charges and	related
(Dollars in millions)	project costs	adjustments	project costs	adjustments
ISS	$7.1	$1.3	$6.1	$–
Perceptive Software	1.0	20.5	–	15.1
All other	3.8	4.5	3.0	2.7
Total	$11.9	$26.3	$9.1	$17.8

See “Restructuring Charges and Project Costs” and “Acquisition and Divestiture-related Adjustments” sections that follow for further discussion.

Interest and Other

The following table provides interest and other information:

	Three Months Ended March 31
(Dollars in millions)	2014	2013
Interest (income) expense, net	$7.9	$9.5
Other expense (income), net	0.7	1.0
Loss on extinguishment of debt	–	3.3
Total interest and other expense (income), net	$8.6	$13.8

During the three months ended March 31, 2014, total interest and other expense (income) decreased compared to the same periods in 2013, primarily due to the loss on extinguishment of debt included in the 2013 period and lower net interest expense. For the three months ended March 31, 2013, the loss of $3.3 million on extinguishment of debt is comprised of $3.2 million of premium paid upon repayment of the Company’s 2013 senior notes and $0.1 million related to the write-off of related debt issuance costs.

Provision for Income Taxes and Related Matters

The Provision for income taxes for the three months ended March 31, 2014, was an expense of $16.0 million or an effective tax rate of 35.3%, compared to an expense of $8.5 million or an effective tax rate of 17.5% for the three months ended March 31, 2013. The difference in these rates is primarily due to discrete items recognized in both periods. For the three months ended March 31, 2014, the Company increased income tax expense by $2.3 million in recognition of several discrete items, which included the recognition of tax impacts associated with certain inter-company transactions. For the three months ended March 31, 2013, the Company decreased income tax expense by $5.2 million in recognition of several discrete items. Of this amount, $6.0 million was related to the reenactment of the research and experimentation credit for the year 2012. The remaining $0.8 million increase in tax expense was primarily related to years prior to 2013. Also impacting the rate difference for the three months ended March 31, 2014 versus the same period in the prior year was a shift in the expected geographic distribution of earnings for 2014 and that the U.S. research and experimentation tax credit was not in effect during the first quarter of 2014, but was in effect during the first quarter of 2013.

Net Earnings and Earnings per Share

The following table summarizes net earnings and basic and diluted net earnings per share:

	Three Months Ended March 31
(Dollars in millions, except per share amounts)	2014	2013
Net earnings	$29.3	$40.0

Basic earnings per share	$0.47	$0.63
Diluted earnings per share	$0.46	$0.62

Net earnings for the three months ended March 31, 2014 declined from the prior year primarily due to decreased operating income and a higher effective tax rate, partially offset by lower interest and other non-operating expenses. The decrease in operating income for the three months ended March 31, 2014 is due to an increase in operating expenses driven by higher acquisition and divestiture-related adjustments and restructuring charges, partially offset by higher gross profit. For the three months ended March 31, 2014, the YTY decrease in basic and diluted earnings per share was primarily due to lower earnings partially offset by a reduction in weighted average shares outstanding.

RESTRUCTURING CHARGES AND PROJECT COSTS

Summary of Restructuring Impacts

The Company’s 2014 financial results are impacted by its restructuring plans and related projects. Project costs consist of additional charges related to the execution of the restructuring plans. These project costs are incremental to the Company’s normal operating charges and are expensed as incurred, and include such items as compensation costs for overlap staffing, travel expenses, consulting costs and training costs.

As part of Lexmark’s ongoing strategy to increase the focus of its talent and resources on higher usage business platforms, the Company announced restructuring actions on January 31 and August 28, 2012 (the “2012 Restructuring Actions”). These actions better align the Company’s sales, marketing and development resources, and align and reduce its support structure consistent with its focus on business customers. The 2012 Restructuring Actions include exiting the development and manufacturing of the Company’s inkjet technology, with reductions primarily in the areas of inkjet-related manufacturing, research and development, supply chain, marketing and sales as well as other support functions. The Company will continue to provide service, support and aftermarket supplies for its inkjet installed base. As previously reported, in the second quarter of 2013, the Company sold inkjet-related technology and assets.

The 2012 Restructuring Actions are expected to impact about 2,063 positions worldwide, including 300 manufacturing positions. The 2012 Restructuring Actions will result in total pre-tax charges, including project costs, of approximately $232 million with $190.1 million incurred to date, approximately $34.9 million still to be incurred in 2014 and the remaining $7 million to be incurred in 2015. The Company expects the total cash costs of the 2012 Restructuring Actions to be approximately $144 million with $109.2 million incurred to date, $30.8 million impacting the remainder of 2014, and the remaining $4 million impacting 2015. The anticipated timing of cash outlays for the 2012 Restructuring Actions is $10.2 million through the first quarter of 2014, $36.8 million for the remainder of 2014 and $4 million in 2015, with cash outlays of approximately $49.7 million in 2013 and $38 million in 2012.

Lexmark expects the 2012 Restructuring Actions to generate savings of approximately $138 million in 2014, with ongoing annual savings beginning in 2015 of approximately $168 million, of which approximately $125 million will be cash savings. These ongoing savings should be split approximately 70% to Operating expense and 30% to Cost of revenue. The Company expects these actions to be complete by the end of 2015.

Refer to Note 4 of the Notes to Consolidated Condensed Financial Statements for a description of the Company’s Other Restructuring Actions. In the first quarter of 2014, employee termination benefit charges were incurred for actions that were not a part of an announced plan. The Other Restructuring Actions are substantially completed and any remaining charges to be incurred are expected to be immaterial.

Refer to Note 4 of the Notes to Consolidated Condensed Financial Statements for a rollforward of the liability incurred for the 2012 Restructuring Actions and the Other Restructuring Actions.

Impact to 2014 Financial Results

For the three months ended March 31, 2014, the Company incurred charges (reversals), including project costs, for its restructuring plans as follows:

	2012 Actions	2012 Actions		Other Actions
	Restructuring	Restructuring		Restructuring
	Charges	Project	2012 Actions	Charges
(Dollars in millions)	(Note 4)	Costs	Total	(Note 4)	Total
Accelerated depreciation charges	$2.4	$–	$2.4	$–	$2.4
Excess components and other inventory-related charges	5.4	–	5.4	–	5.4
Employee termination benefit charges	0.5	–	0.5	1.1	1.6
Project costs	–	2.5	2.5	–	2.5
Total restructuring charges/project costs	$8.3	$2.5	$10.8	$1.1	$11.9

Restructuring charges and project costs are recorded in the Company’s Consolidated Condensed Statements of Earnings for the three months ended March 31, 2014 as follows:

			Selling, general	Restructuring	Impact on
	Restructuring-	Impact on	and	and related	Operating
(Dollars in millions)	related costs	Gross profit	administrative	charges	income
Accelerated depreciation charges	$1.2	$1.2	$1.2	$–	$2.4
Excess components and other inventory-related charges	5.4	5.4	–	–	5.4
Employee termination benefit charges	–	–	–	1.6	1.6
Project costs	–	–	2.5	–	2.5
Total restructuring charges/project costs	$6.6	$6.6	$3.7	$1.6	$11.9

For the three months ended March 31, 2014, restructuring charges and project costs were incurred in the Company’s segments as follows:

(Dollars in millions)	2012 Actions	Other Actions	Total
ISS	$7.0	$0.1	$7.1
All other	3.3	0.5	3.8
Perceptive Software	0.5	0.5	1.0
Total restructuring charges/project costs	$10.8	$1.1	$11.9

Impact to 2013 Financial Results

For the three months ended March 31, 2013, the Company incurred charges (reversals), including project costs, for its restructuring plans as follows:

	2012 Actions
	Restructuring	2012 Actions
	Charges	Restructuring	2012 Actions
(Dollars in millions)	(Note 4)	Project Costs	Total	Total
Accelerated depreciation charges	$4.2	$–	$4.2	$4.2
Excess components and other inventory-related charges	5.0	–	5.0	5.0
Employee termination benefit charges	(4.0)	–	(4.0)	(4.0)
Project costs	–	3.9	3.9	3.9
Total restructuring charges/project costs	$5.2	$3.9	$9.1	$9.1

The reversal for employee termination benefit charges was due to a revision in assumptions regarding reductions in workforce, driven by the inclusion of one of the Company’s subsidiaries in the sale of inkjet technology and related assets that closed in the second quarter of 2013.

Restructuring charges and project costs are recorded in the Company’s Consolidated Condensed Statements of Earnings for the three months ended March 31, 2013 as follows:

			Selling, general	Restructuring	Impact on
	Restructuring-	Impact on	and	and related	Operating
(Dollars in millions)	related costs	Gross profit	administrative	charges	income
Accelerated depreciation charges	$2.2	$2.2	$2.0	$–	$4.2
Excess components and other inventory-related charges	5.0	5.0	–	–	5.0
Employee termination benefit charges	–	–	–	(4.0)	(4.0)
Project costs	0.2	0.2	3.7	–	3.9
Total restructuring charges/project costs	$7.4	$7.4	$5.7	$(4.0)	$9.1

For the three months ended March 31, 2013, restructuring charges and project costs were incurred in the Company’s segments as follows:

(Dollars in millions)	2012 Actions	Total
ISS	$6.1	$6.1
All other	3.0	3.0
Total restructuring charges/project costs	$9.1	$9.1

ACQUISITION AND DIVESTITURE-RELATED ADJUSTMENTS

Pre-tax acquisition and divestiture-related adjustments affected the Company’s financial results as follows:

	Three Months Ended
	March 31
(Dollars in Millions)	2014	2013
Reduction in revenue	$3.1	$2.1
Amortization of intangible assets	17.3	13.0
Acquisition and integration costs	4.7	2.7
Total acquisition-related adjustments	$25.1	$17.8
Divestiture costs	1.2	–
Total divestiture-related adjustments	1.2	–
Total acquisition and divestiture-related adjustments	$26.3	$17.8

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

Reductions in revenue result from business combination accounting rules when deferred revenue balances assumed as part of acquisitions are adjusted down to fair value. Fair value approximates the cost of fulfilling the service obligation, plus a reasonable profit margin. Subsequent to acquisitions, the Company analyzes the amount of amortized revenue that would have been recognized had the acquired company remained independent and had the deferred revenue balances not been adjusted to fair value. The $3.1 million and $2.1 million downward adjustments to revenue for the three months ended March 31, 2014 and March 31, 2013, respectively, are reflected in Revenue presented on the Company’s Consolidated Condensed Statements of Earnings. The Company expects pre-tax reductions in revenue of approximately $5 million for the remainder of 2014. For full year 2015, the Company expects pre-tax reductions in revenue of approximately $2 million.

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

	Three Months Ended
	March 31
(Dollars in Millions)	2014	2013
Recorded in Cost of product revenue	$10.2	$8.5
Recorded in Research and development	0.2	0.2
Recorded in Selling, general and administrative	6.9	4.3
Total amortization of intangible assets	$17.3	$13.0

The Company expects pre-tax charges for the amortization of intangible assets of approximately $50 million for the remainder of 2014, with approximately $17 million expected in the second quarter of 2014. For full year 2015, the Company expects charges for the amortization of intangible assets of approximately $58 million.

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

The Company incurred $4.7 million and $2.7 million for the three months ended March 31, 2014 and March 31, 2013, respectively, in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings for acquisition and integration costs. The Company expects pre-tax adjustments for acquisition and integration expenses of approximately $12 million for the remainder of 2014 and approximately $5 million for 2015.

Divestiture

In connection with the sale of the Company’s inkjet-related technology and assets, the Company incurred expenses that would not have been incurred otherwise. Divestiture-related costs consist of employee travel expenses and compensation, consulting costs, training costs and transition services including non-cash charges related to assets used in providing the transition services. These costs are incremental to normal operating charges and are expensed as incurred. During the three months ended March 31, 2014 the Company incurred $1.2 million in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings for divestiture-related costs. The Company expects pre-tax adjustments for divestiture-related expenses of approximately $1 million for the remainder of 2014, after which divestiture-related costs are expected to be immaterial.

FINANCIAL CONDITION

Lexmark’s financial position remains strong at March 31, 2014, with working capital of $851.6 million compared to $823.4 million at December 31, 2013. Accrued Liabilities decreased $104.8 million during the first quarter of 2014 driven by the payout of incentive compensation and legal settlements. The Company also repurchased shares in the amount of $21.0 million and made a cash dividend payment of $18.6 million during the first quarter of 2014.

At March 31, 2014 and December 31, 2013, the Company had senior note debt of $699.7 million and $699.6 million, respectively. The Company had no amounts outstanding under its U.S. trade receivables facility or its revolving credit facility at March 31, 2014 or December 31, 2013.

The debt to total capital ratio was stable at 34% at March 31, 2014 and December 31, 2013. The debt to total capital ratio is calculated by dividing the Company’s outstanding debt by the sum of its outstanding debt and total stockholders’ equity.

The following table summarizes the results of the Company’s Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31
(Dollars in millions)	2014	2013
Net cash flow provided by (used for):
Operating activities	$10.0	$39.1
Investing activities	(50.0)	(109.6)
Financing activities	(36.4)	7.5
Effect of exchange rate changes on cash	(2.1)	0.3
Net change in cash and cash equivalents	$(78.5)	$(62.7)

The Company’s primary source of liquidity has been cash generated by operations, which generally has been sufficient to allow the Company to fund its working capital needs and finance its capital expenditures and acquisitions. Refer to the Financing activities section which follows for information regarding the Company’s debt activity during the three months ended March 31, 2014. Management believes that cash provided by operations will be sufficient on a worldwide basis to meet operating and capital needs as well as the funding of expected dividends and share repurchases for the next twelve months. However, in the event that cash from operations is not sufficient, the Company has substantial cash and cash equivalents and current marketable securities balances and other potential sources of liquidity through utilization of its trade receivables facility and revolving credit facility or access to the private and public debt markets. The Company may choose to use these sources of liquidity from time to time to fund strategic acquisitions, dividends and/or share repurchases.

As of March 31, 2014, the Company held $985.2 million in Cash and cash equivalents and current Marketable securities. The Company’s ability to fund operations from these balances could be limited by the liquidity in the market as well as possible tax implications of moving proceeds across jurisdictions. Of this amount, approximately $965.0 million of Cash and cash equivalents and current Marketable securities were held by foreign subsidiaries. The Company utilizes a variety of financing strategies with the objective of having its worldwide cash available in the locations where it is needed. However, if amounts held by foreign subsidiaries were needed to fund operations in the U.S., the Company could be required to accrue and pay taxes to repatriate a large portion of these funds. The Company’s intent is to permanently reinvest undistributed earnings of low tax rate foreign subsidiaries and current plans do not demonstrate a need to repatriate earnings to fund operations in the U.S.

As of December 31, 2013, the Company held $1,054.7 million in Cash and cash equivalents and current Marketable securities. Of this amount, approximately $1,014.5 million of Cash and cash equivalents and current Marketable securities were held by foreign subsidiaries.

A discussion of the Company’s additional sources of liquidity is included in the Financing activities section to follow.

Operating Activities

The $29.1 million decrease in cash flows from operating activities for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 was driven by the following factors.

Net earnings decreased $10.7 million for the first quarter of 2014 as compared to the first quarter of 2013.

Changes in Accounts payable balances for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 resulted in a favorable YTY impact of $49.9 million, excluding payables recognized from business combinations. Exclusive of payables recognized from business combinations, Accounts payable increased $7.0 million during the first quarter of 2014 and decreased $42.9 million during the first quarter of 2013. The increase in the first quarter of 2014 was driven by increased purchases, which included cartridge components related to exit of the inkjet business. The decrease in the first quarter of 2013 was driven by decreased spending.

The activities above are offset by the following factors.

The Inventories balances increased during the three months ended March 31, 2014, resulting in an unfavorable YTY cash impact of $10.7 million compared to that of 2013. Inventories increased $9.7 million during the first quarter of 2014 and decreased $1.0 million during the first quarter of 2013. The increase in 2014 was due to end-of-life purchases for parts and purchase of cartridge components related to exit of the inkjet business.

Trade receivables decreased $21.6 million and $31.4 million during the three months ended March 31, 2014 and March 31, 2013, respectively, resulting in an unfavorable YTY cash impact of $9.8 million. The decrease in the first three months of 2014 was driven by decreased revenue and increased collection efforts over prior year, primarily in EMEA. Trade receivables decreased in 2013, driven largely by decreased revenue.

The changes in Accrued liabilities and Other assets and liabilities, collectively, for the three months ended March 31, 2014 compared to 2013, resulted in an unfavorable YTY impact of $49.3 million. The single largest unfavorable impact was due to cash paid for incentive compensation. Cash paid for incentive compensation in the first three months of 2014 was approximately $42 million higher than the first three months of 2013. Additional drivers include cash paid for legal proceedings associated with the Molina case of $14.4 million in the first quarter of 2014 offset by a decrease in income tax payments compared to the first quarter of 2013.

Cash Conversion Days

	MAR 2014	DEC 2013	MAR 2013	DEC 2012
Days of sales outstanding	44	40	50	49
Days of inventory	47	41	45	39
Days of payables	81	73	77	72
Cash conversion days	10	9	18	16

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

Investing Activities

The $59.6 million decrease in net cash flows used for investing activities for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was driven by the $28.1 million YTY net decrease in cash flows used for business acquisitions, and the YTY net decrease of $32.3 million in cash flows used for marketable securities investment activities.

The Company’s business acquisitions and divestitures, marketable securities and capital expenditures are discussed below.

Business Acquisitions

During the three months ended March 31, 2014, the Company did not purchase any businesses. In the first three months of 2013, the Company acquired AccessVia and Twistage for $28.1 million. AccessVia provides industry-leading signage solutions to create and produce retail shelf-edge materials, all from a single platform, which can be directed to a variety of output devices and published to digital signs or electronic shelf tags. Twistage offers an industry-leading, pure cloud software platform for managing video, audio and image content.

Marketable Securities

The Company increased its marketable securities investments by $6.1 million during the three months ended March 31, 2014 compared to an increase of $38.4 million during the three months ended March 31, 2013. The Company was able to invest more in marketable securities in 2013 due to the debt activities discussed in Financing activities to follow.

The Company’s investments in marketable securities are classified and accounted for as available-for-sale and reported at fair value. At March 31, 2014 and December 31, 2013, the Company’s marketable securities portfolio consisted of asset-backed and mortgage-backed securities, corporate debt securities, auction rate securities, U.S. government and agency debt securities, international government securities, commercial paper and certificates of deposit. The Company’s auction rate securities, valued at $3.4 million and

$6.7 million at March 31, 2014 and December 31, 2013, respectively, are reported as noncurrent assets in the Company’s Consolidated Condensed Statements of Financial Position.

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

The Company assesses its marketable securities for other-than-temporary declines in value in accordance with the model provided under the FASB’s guidance. There were no major developments during the three months ended March 31, 2014 and 2013 with respect to OTTI of the Company’s marketable securities. Because of the Company’s liquidity position, it is not more likely than not that the Company will be required to sell the auction rate security until liquidity in the market or optional issuer redemption occurs. The Company could also hold the securities to maturity if it chooses. Additionally, if Lexmark required capital, the Company has available liquidity through its trade receivables facility and revolving credit facility. Given these circumstances, the Company would only have to recognize OTTI on its auction rate security if the present value of the expected cash flows is less than the amortized cost of the individual security.

Level 3 fair value measurements are based on inputs that are unobservable and significant to the overall valuation. Level 3 measurements were 0.9% of the Company’s total available-for-sale marketable securities portfolio at March 31, 2014 compared to 1.1% at December 31, 2013.

Refer to Note 2 of the Notes to Consolidated Condensed Financial Statements for additional information regarding fair value measurements and Level 3 activity. Refer to Note 5 of the Notes to Consolidated Condensed Financial Statements for additional information regarding marketable securities.

Capital Expenditures

For the three months ended March 31, 2014 and 2013, the Company spent $43.9 million and $43.0 million, respectively, on capital expenditures. The capital expenditures for 2014 principally related to buildings and improvements, infrastructure support (including internal-use software expenditures) and machinery and equipment related to new product development. The Company expects capital expenditures to be approximately $150.0 million for full year 2014, compared to full year 2013 capital expenditures of $167.4 million. Capital expenditures for 2014 are expected to be funded through cash from operations; however, if necessary, the Company may use existing cash and cash equivalents, proceeds from sales of marketable securities or additional sources of liquidity as discussed below.

Financing Activities

Cash flows used for financing activities were $36.4 million for the first three months of 2014 and cash flows provided by financing activities were $7.5 million for the three months of 2013. The YTY fluctuation of $43.9 million was primarily due to net source of funds in first quarter 2013 of $47.4 million for the changes in the Company’s outstanding debt. Additional information regarding the Company’s senior note debt, intra-period financing activities and certain historical financing activities of the Company is included in the sections below.

Senior Note Debt

In March 2013, the Company completed a public debt offering of $400.0 million aggregate principal amount of fixed rate senior unsecured notes. The notes with an aggregate principal amount of $400.0 million and 5.125% coupon were priced at 99.998% to have an effective yield to maturity of 5.125% and will mature March 15, 2020 (referred to as the “2020 senior notes”). The notes rank equally with all existing and future senior unsecured indebtedness. The notes from the May 2008 public debt offering with an aggregate principal amount of $300.0 million and 6.65% coupon were priced at 99.73% to have an effective yield to maturity of 6.687% and will mature June 1, 2018 (referred to as the “2018 senior notes”). At March 31, 2014, the outstanding balance of long-term debt was $699.7 million (net of unamortized discount of $0.3 million).

The 2020 senior notes pay interest on March 15 and September 15 of each year. The 2018 senior notes pay interest on June 1 and December 1 of each year. The interest rate payable on the notes of each series is subject to adjustments from time to time if either Moody’s Investors Service, Inc. (“Moody’s”) or Standard and Poor’s Ratings Services (“S&P”) downgrades the debt rating assigned to the notes to a level below investment grade, or subsequently upgrades the ratings.

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

In March 2013, the Company repaid its $350.0 million principal amount of 5.90% senior notes that were due on June 1, 2013 (referred to as the “2013 senior notes”). In the three months ended March 31, 2013, a loss of $3.3 million was recognized in the Consolidated Condensed Statements of Earnings, related to $3.2 million of premium paid upon repayment and $0.1 million related to the write-off of related debt issuance costs.

The Company used a portion of the net proceeds from the 2020 senior notes offering to extinguish the 2013 senior notes and used the remaining net proceeds for general corporate purposes, including to fund share repurchases, fund dividends, finance acquisitions, finance capital expenditures and operating expenses and invest in any subsidiaries.

Intra-Period Financing Activities

The Company used its trade receivables facility, bank overdrafts and/or other financing sources to supplement daily cash needs of the Company and its subsidiaries during the first three months of 2014 and 2013. In 2014, such borrowings in the U.S. ranged in amount from $15 to $92 million throughout the quarter to fund certain capital, financing and operational requirements.

Share Repurchases and Dividend Payments

The Company’s capital allocation framework includes returning, on average, more than 50% of free cash flow to its shareholders through dividends and share repurchases. For the three months ended March 31, 2014, the Company repurchased approximately 0.5 million shares at a cost of approximately $21 million. For the three months ended March 31, 2013, the Company repurchased approximately 0.9 million shares at a cost of $21 million. As of March 31, 2014, there was approximately $148 million of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors.

Refer to Note 9 of the Notes to Consolidated Condensed Financial Statements for a discussion of the accounting for the ASR Agreement the Company entered into with a financial institution counterparty during the first quarter of 2014.

For the three months ended March 31, 2014, the Company paid a cash dividend of $0.30 per common share for $18.6 million. Refer to Note 9 of the Notes to Consolidated Condensed Financial Statements for information regarding dividend activity during the year. Future declarations of quarterly dividends are subject to approval by the Board of Directors and may be adjusted as business needs or market conditions change. For the three months ended March 31, 2013, the Company paid a cash dividend of $0.30 per common share for $19.1 million.

Refer to Note 16 of the Notes to Consolidated Condensed Financial Statements for information regarding dividend activity that occurred subsequent to the date of the financial statements.

Additional Sources of Liquidity

The Company has additional liquidity available through its trade receivables facility and revolving credit facility. These sources can be accessed domestically if the Company is unable to satisfy its cash needs in the U.S. with cash flows provided by operations and existing cash and cash equivalents and marketable securities.

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

On October 10, 2013, the agreement was amended and restated by extending the term of the facility to October 9, 2014. In addition, Perceptive Software became an originator under the facility, permitting advancements under the facility as receivables are originated by Perceptive Software and transferred to LRC. The maximum capital availability under the facility remains at $125 million under the amended agreement. There were no secured borrowings outstanding under the trade receivables facility at March 31, 2014 or December 31, 2013.

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

Additional information related to the amended credit facility can be found in the Current Report on Form 8-K filed with the SEC by the Company on February 6, 2014.

As of March 31, 2014 and December 31, 2013, there were no amounts outstanding under the revolving credit facility.

Credit Ratings and Other Information

The Company’s credit ratings by S&P and Moody’s are BBB- and Baa3, respectively. The ratings remain investment grade.

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

The Company was in compliance with all covenants and other requirements set forth in its debt agreements at March 31, 2014. The Company believes that it is reasonably likely that it will continue to be in compliance with such covenants in the near future.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 15 of the Notes to Consolidated Condensed Financial Statements in Item 1 for a description of recent accounting pronouncements which is incorporated herein by reference. There are no known material changes and trends nor any recognized future impact of new accounting guidance beyond the disclosures provided in Note 15.

Item 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s financial instruments and positions represents the potential loss arising from adverse changes in interest rates and foreign currency exchange rates.

Interest Rates

At March 31, 2014, the fair value of the Company’s senior notes was estimated at $755.7 million based on the prices the bonds have recently traded at in the market as well as the overall market conditions on the date of valuation, stated coupon rates, the number of coupon payments each year and the maturity dates. The fair value of the senior notes exceeded the carrying value as recorded in the Consolidated Condensed Statements of Financial Position at March 31, 2014 by approximately $56.0 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $13.2 million at March 31, 2014.

Foreign Currency Exchange Rates

Foreign currency exposures arise from transactions denominated in a currency other than the functional currency of the Company or the respective foreign currency of each of the Company’s subsidiaries. The primary currencies to which the Company was exposed on a transaction basis as of the end of the first quarter include the Euro, the British pound, the Chinese renminbi, the Mexican peso, the Canadian dollar, the Philippine peso, the Australian dollar and the Polish zloty. The Company primarily hedges most of its transaction foreign exchange exposures with foreign currency forward contracts with maturity dates of approximately three months or less, though all foreign currency exposures may not be fully hedged. The potential loss in fair value at March 31, 2014 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates versus the U.S. dollar is approximately $6.8 million. This loss would be mitigated by corresponding gains on the underlying exposures.

Item 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the first quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The information required by this item is set forth in Note 14 of the Notes to Consolidated Condensed Financial Statements, and is incorporated herein by reference. Other than the material developments reported in Note 14, there have been no material developments to the legal proceedings previously disclosed in Part II, Item 8, Note 19 of the Company’s 2013 Annual Report on Form 10-K.

Item 1A.  RISK FACTORS

There have been no material changes in the Company’s risk factors that have been previously disclosed in Part I, Item 1A of the Company’s 2013 Annual Report on Form 10-K.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the repurchases of the Company’s Class A Common Stock in the quarter ended March 31, 2014:

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)(2)
January 1-31, 2014	468,135	$38.13	468,135	$151.0
February 1-28, 2014	59,453	52.98	59,453	147.9
March 1-31, 2014	–	–	–	147.9
Total	527,588	$39.80	527,588

(1)    Information regarding the Company’s share repurchases can be found in Note 9, Stockholders’ Equity, of the Notes to Consolidated Condensed Financial Statements.

(2)    On January 28, 2014, the Company entered into an ASR Agreement with a financial institution counterparty. Under the terms of the ASR Agreement, the Company paid $21 million targeting approximately 0.6 million shares based on the closing price of the Company’s Class A Common Stock on January 28, 2014. On January 31, 2014, the Company took delivery of 85% of the shares, or approximately 0.5 million shares at a cost of $18 million. On February 26, 2014, the counterparty delivered approximately 0.1 million additional shares in final settlement of the ASR Agreement, bringing the total shares repurchased under the ASR Agreement to approximately 0.5 million shares at an average price per share of $39.80.

Item 6.  EXHIBITS

A list of exhibits is set forth in the Exhibit Index found on page 45 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, both on behalf of the registrant and in his capacity as principal accounting officer of the registrant.

Lexmark International, Inc.
(Registrant)

May 2, 2014

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

101       Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Statements of Earnings for the three months ended March 31, 2014 and 2013, (ii) the Consolidated Condensed Statements of Comprehensive Earnings for the three months ended March 31, 2014 and 2013, (iii) the Consolidated Condensed Statements of Financial Position at March 31, 2014 and December 31, 2013, (iv) the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and (v) the Notes to Consolidated Condensed Financial Statements.