Form 10-Q
period 2014-06-30
LEXMARK INTERNATIONAL INC /KY/
filed 2014-08-01
CIK 1001288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

The registrant had 62,109,331 shares outstanding (excluding shares held in treasury) of Class A Common Stock, par value $0.01 per share, as of the close of business on July 24, 2014.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

		Page of Form 10-Q
	PART I – FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS (Unaudited)
	Consolidated Condensed Statements of Earnings
	Three and six Months Ended June 30, 2014 and 2013	2
	Consolidated Condensed Statements of Comprehensive Earnings
	Three and six Months Ended June 30, 2014 and 2013	3
	Consolidated Condensed Statements of Financial Position
	As of June 30, 2014 and December 31, 2013	4
	Consolidated Condensed Statements of Cash Flows
	Six Months Ended June 30, 2014 and 2013	5
	Notes to Consolidated Condensed Financial Statements	6
Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	34
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	53
Item 4.	CONTROLS AND PROCEDURES	54

	PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	55
Item 1A.	RISK FACTORS	55
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	55
Item 6.	EXHIBITS	55

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

PART I – FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(In Millions, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013

Revenue:
Product	$773.2	$785.1	$1,536.8	$1,572.5
Service	118.6	101.6	232.7	198.5
Total Revenue	891.8	886.7	1,769.5	1,771.0
Cost of revenue:
Product	453.8	462.3	899.5	926.3
Service	84.8	76.6	168.6	153.2
Restructuring-related costs	2.0	5.9	8.6	13.3
Total Cost of revenue	540.6	544.8	1,076.7	1,092.8
Gross profit	351.2	341.9	692.8	678.2

Research and development	80.9	77.3	160.0	155.6
Selling, general and administrative	201.6	201.3	408.6	401.1
Gain on sale of inkjet-related technology and assets	–	(73.5)	–	(73.5)
Restructuring and related charges (reversals)	6.3	1.2	7.9	(2.8)
Operating expense	288.8	206.3	576.5	480.4
Operating income	62.4	135.6	116.3	197.8

Interest expense (income), net	7.4	7.9	15.2	17.3
Other expense (income), net	0.3	1.5	1.1	2.4
Loss on extinguishment of debt	–	–	–	3.3
Earnings before income taxes	54.7	126.2	100.0	174.8

Provision for income taxes	17.2	32.1	33.2	40.7
Net earnings	$37.5	$94.1	$66.8	$134.1

Net earnings per share:
Basic	$0.60	$1.49	$1.08	$2.11
Diluted	$0.59	$1.47	$1.05	$2.08
Shares used in per share calculation:
Basic	62.2	63.2	62.1	63.4
Diluted	63.4	64.1	63.4	64.4
Cash dividends declared per common share	$0.36	$0.30	$0.66	$0.60

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE EARNINGS

(In Millions)

(Unaudited)

	Three Months Ended				Six Months Ended
	June 30				June 30
	2014		2013		2014		2013
Net earnings		$37.5		$94.1		$66.8		$134.1
Other comprehensive earnings (loss):
Foreign currency translation adjustment	$4.6		$(27.6)		$4.5		$(34.3)
Recognition of pension and other postretirement benefit plans prior service credit, net of (amortization)	(0.1)		0.2		–		0.2
Net unrealized (loss) gain on OTTI* marketable securities	(0.1)		–		(0.1)		0.1
Net unrealized gain (loss) on marketable securities	0.5		(1.6)		0.8		(2.0)
Forward-starting interest rate swap designated as a cash flow hedge	–		–		–		0.9
Total other comprehensive earnings (loss)		4.9		(29.0)		5.2		(35.1)
Comprehensive earnings		$42.4		$65.1		$72.0		$99.0

*Other-than-temporary impairment (“OTTI”)

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION

(In Millions, Except Par Value)

(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$335.8	$273.2
Marketable securities	695.1	781.5
Trade receivables, net of allowances of $24.0 in 2014 and $24.7 in 2013	403.1	452.3
Inventories	286.4	268.2
Prepaid expenses and other current assets	203.7	195.3
Total current assets	1,924.1	1,970.5

Property, plant and equipment, net	798.6	812.4
Marketable securities	–	6.7
Goodwill	454.7	454.7
Intangibles, net	222.6	258.0
Other assets	125.8	114.6
Total assets	$3,525.8	$3,616.9

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$493.6	$474.7
Accrued liabilities	572.6	672.4
Total current liabilities	1,066.2	1,147.1

Long-term debt	699.7	699.6
Other liabilities	373.9	401.9
Total liabilities	2,139.8	2,248.6

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1.6 shares authorized; no shares issued and outstanding	–	–
Common stock, $.01 par value:
Class A, 900.0 shares authorized; 62.0 and 62.0 outstanding in 2014 and 2013, respectively	1.0	1.0
Class B, 10.0 shares authorized; no shares issued and outstanding	–	–
Capital in excess of par	943.9	915.8
Retained earnings	1,437.5	1,413.1
Treasury stock, net; at cost; 34.8 and 33.8 shares in 2014 and 2013, respectively	(966.4)	(926.4)
Accumulated other comprehensive loss	(30.0)	(35.2)
Total stockholders' equity	1,386.0	1,368.3
Total liabilities and stockholders' equity	$3,525.8	$3,616.9

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In Millions)

(Unaudited)

	Six Months Ended
	June 30
	2014	2013
Cash flows from operating activities:
Net earnings	$66.8	$134.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	131.2	122.3
Deferred taxes	2.5	16.1
Stock-based compensation expense	14.1	13.3
Pension and other postretirement income	(5.0)	(2.5)
Gain on sale of inkjet-related technology and assets	–	(75.3)
Other	3.7	1.7
Change in assets and liabilities, net of acquisitions and divestiture:
Trade receivables	48.0	(3.0)
Inventories	(18.2)	2.2
Accounts payable	18.9	(31.4)
Accrued liabilities	(89.4)	14.5
Other assets and liabilities	(47.8)	(53.2)
Pension and other postretirement contributions	(13.1)	(9.5)
Net cash flows provided by operating activities	111.7	129.3

Cash flows from investing activities:
Purchases of property, plant and equipment	(70.1)	(82.3)
Purchases of marketable securities	(430.1)	(417.5)
Proceeds from sales of marketable securities	429.3	248.3
Proceeds from maturities of marketable securities	93.6	118.7
Purchase of businesses, net of cash acquired	–	(28.1)
Proceeds from sale of inkjet-related technology and assets, net of cash transferred	–	92.6
Other	0.5	0.7
Net cash flows provided by (used for) investing activities	23.2	(67.6)

Cash flows from financing activities:
Repayment of debt	–	(349.4)
Proceeds from issuance of long-term debt, net of issuance costs of $3.3	–	396.7
Payment of cash dividend	(41.0)	(38.0)
Purchase of treasury stock	(40.0)	(41.0)
Proceeds from employee stock plans	7.3	–
Other	3.1	0.5
Net cash flows used for financing activities	(70.6)	(31.2)
Effect of exchange rate changes on cash	(1.7)	(0.9)
Net change in cash and cash equivalents	62.6	29.6
Cash and cash equivalents - beginning of period	273.2	212.4
Cash and cash equivalents - end of period	$335.8	$242.0

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

Certain prior year amounts have been reclassified to conform to current presentation. Results for all periods presented reflect the retrospective application of the change in accounting method for pension and other postretirement plan benefit obligations, inventory costing, capitalization of internal-use software costs, and the allocation of these costs to reportable segments described in the Company’s 2013 Annual Report on Form 10-K.

Refer to Note 3 of the Notes to Consolidated Condensed Financial Statements for information regarding the first quarter 2014 measurement period adjustment applied retrospectively to the Consolidated Condensed Statements of Financial Position related to the acquisition of Saperion AG (“Saperion”) in the third quarter of 2013.

Refer to Note 5 of the Notes to Consolidated Condensed Financial Statements for information regarding the revision to correct an immaterial misclassification in the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2014.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	June 30, 2014				December 31, 2013
		Based on				Based on
		Quoted				Quoted
		prices in	Other			prices in	Other
		active	observable	Unobservable		active	observable	Unobservable
		markets	inputs	inputs		markets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)	Fair value	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Cash equivalents (1)
Money market funds	$234.1	$–	$234.1	$–	$162.6	$–	$162.6	$–
U.S. government and agency securities	5.0	–	5.0	–	12.5	–	12.5	–

Available-for-sale marketable securities
Government and agency debt securities	299.1	229.4	69.7	–	345.8	251.0	94.8	–
Corporate debt securities	330.1	5.3	324.8	–	362.1	7.5	354.6	–
Asset-backed and mortgage-backed securities	62.2	–	60.7	1.5	73.6	–	71.8	1.8
Auction rate securities - municipal debt	3.7	–	3.7	–	–	–	–	–
Total available-for-sale marketable securities - ST	695.1	234.7	458.9	1.5	781.5	258.5	521.2	1.8

Auction rate securities - municipal debt	–	–	–	–	3.4	–	–	3.4
Auction rate securities - preferred	–	–	–	–	3.3	–	–	3.3
Total available-for-sale marketable securities - LT	–	–	–	–	6.7	–	–	6.7

Foreign currency derivatives (2)	1.0	–	1.0	–	0.1	–	0.1	–

Total	$935.2	$234.7	$699.0	$1.5	$963.4	$258.5	$696.4	$8.5

Liabilities measured at fair value on a recurring basis:
Foreign currency derivatives (2)	$–	$–	$–	$–	$0.2	$–	$0.2	$–
Total	$–	$–	$–	$–	$0.2	$–	$0.2	$–

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

The following tables present additional information about Level 3 assets measured at fair value on a recurring basis for the three and six months ended June 30, 2014:

Available-for-Sale Marketable Securities

			ARS - muni
Three Months Ended June 30, 2014	Total Level 3	AB and MB	debt
	securities	securities	securities
Balance, beginning of period	$7.1	$3.7	$3.4
Realized and unrealized gains/(losses) included in earnings (1)	0.2	0.2	–
Unrealized gains/(losses) included in OCI - OTTI securities	(0.1)	(0.1)	–
Sales	(0.6)	(0.6)	–
Paydowns	(0.1)	(0.1)	–
Transfers out (2)	(5.0)	(1.6)	(3.4)
Balance, end of period	$1.5	$1.5	$–

			ARS - muni	ARS -
Six Months Ended June 30, 2014	Total Level 3	AB and MB	debt	preferred
	securities	securities	securities	securities
Balance, beginning of period	$8.5	$1.8	$3.4	$3.3
Realized and unrealized gains/(losses) included in earnings (1)	0.2	0.2	–	–
Unrealized gains/(losses) included in OCI - OTTI securities	(0.1)	(0.1)	–	–
Unrealized gains/(losses) included in OCI - All other	0.7	–	–	0.7
Purchases	1.6	1.6	–	–
Sales and redemptions	(4.6)	(0.6)	–	(4.0)
Paydowns	(0.1)	(0.1)	–	–
Transfers in (2)	0.3	0.3	–	–
Transfers out (2)	(5.0)	(1.6)	(3.4)	–
Balance, end of period	$1.5	$1.5	$–	$–

OCI = Other comprehensive income

OTTI = Other-than-temporary impairment

AB = Asset-backed

MB = Mortgage-backed

ARS = Auction rate security

(1) Included in Other expense (income), net on the Consolidated Condensed Statements of Earnings

(2) Transfers into Level 3 were on a gross basis, and resulted from the Company being unable to corroborate the prices of these securities with a sufficient level of observable market data to maintain Level 2 classification. Transfers out of Level 3 were on a gross basis, and resulted from the Company being able to obtain information demonstrating that the prices were observable in the market during the period shown.

Of the realized and unrealized losses included in earnings during the first six months of 2014, none were related to Level 3 securities held by the Company at June 30, 2014.

For purposes of comparison, the following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the three and six months ended June 30, 2013:

Available-for-Sale Marketable Securities

		Corporate		ARS - muni	ARS -
Three Months Ended June 30, 2013	Total Level 3	debt	AB and MB	debt	preferred
	securities	securities	securities	securities	securities
Balance, beginning of period	$13.2	$3.3	$3.4	$3.3	$3.2
Unrealized gains/(losses) included in OCI - All other	0.5	–	–	0.3	0.2
Purchases	0.2	0.2	–	–	–
Maturities and paydowns	(0.2)	–	(0.2)	–	–
Transfers out (1)	(2.8)	(2.8)	–	–	–
Balance, end of period	$10.9	$0.7	$3.2	$3.6	$3.4

		Corporate		ARS - muni	ARS -
Six Months Ended June 30, 2013	Total Level 3	debt	AB and MB	debt	preferred
	securities	securities	securities	securities	securities
Balance, beginning of period	$15.0	$5.2	$3.5	$3.3	$3.0
Unrealized gains/(losses) included in OCI - OTTI securities	0.1	–	0.1	–	–
Unrealized gains/(losses) included in OCI - All other	0.7	–	–	0.3	0.4
Purchases	0.2	0.2	–	–	–
Sales	(0.6)	(0.6)	–	–	–
Maturities and paydowns	(0.4)	–	(0.4)	–	–
Transfers out (1)	(4.1)	(4.1)	–	–	–
Balance, end of period	$10.9	$0.7	$3.2	$3.6	$3.4

OCI = Other comprehensive income

OTTI = Other-than-temporary impairment

AB = Asset-backed

MB = Mortgage-backed

ARS = Auction rate security

(1) Transfers out of Level 3 were on a gross basis, and resulted from the Company being able to obtain information demonstrating that the prices were observable in the market during the period shown.

Of the realized and unrealized losses included in earnings during the first six months of 2013, none were related to Level 3 securities held by the Company at June 30, 2013.

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

2014

During the first six months of 2014, the Company transferred, on a gross basis, $9.9 million and $0.7 million from Level 1 to Level 2 due to lower levels of market activity for certain U.S. agency debt securities and corporate debt securities, respectively, held at the end of the second quarter of 2014 that are measured at fair value on a recurring basis. The fair values of the Company’s U.S. agency debt securities are generally categorized as Level 1 but may be downgraded based on the Company’s assessment of market activity for individual securities.

A discussion of transfers in and out of Level 3 for the first six months of 2014 is presented above with the tables containing additional Level 3 information.

2013

During the first six months of 2013, the Company transferred, on a gross basis, $1.0 million from Level 1 to Level 2 due to lower levels of market activity for certain U.S. agency debt securities held at the end of the second quarter of 2013 that are measured at fair value on a recurring basis. The fair values of the Company’s U.S. agency debt securities are generally categorized as Level 1 but may be downgraded based on the Company’s assessment of market activity for individual securities. The Company also transferred from Level 2 to Level 1, on a gross basis, $5.2 million of corporate debt securities and $1.5 million of U.S. agency debt securities held at the end of the second quarter of 2013 that are measured at fair value on a recurring basis. The transfers of corporate debt securities from Level 2 to Level 1 were due to trading volumes sufficient to indicate an active market for the securities. The transfers of U.S. agency debt securities from Level 2 to Level 1 were due to the securities resuming higher levels of market activity during the six months ended June 30, 2013.

A discussion of transfers in and out of Level 3 for the first six months of 2013 is presented above with the tables containing additional Level 3 information.

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

Auction Rate Securities

In the first quarter of 2014, the Company’s auction rate preferred stock investment was fully redeemed at par. In the second quarter of 2014, the issuer of the Company’s last remaining municipal auction rate security investment announced its intention to fully redeem the security at par which occurred in July 2014.

In previous quarters, the municipal auction rate security had been valued by a third party using a discounted cash flow model that relied on unobservable inputs, thus indicating a Level 3 classification in the fair value hierarchy. At June 30, 2014, in view of the impending redemption of the security at par, the Company valued the security at par and classified the fair value of the security as a Level 2 measurement. Per the Company’s aforementioned policy on transfers between levels in the fair value hierarchy, the municipal auction rate security was transferred out of Level 3 as of the beginning of the second quarter of 2014.

Derivatives

The Company employs a foreign currency and interest rate risk management strategy that periodically utilizes derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates and interest rates. Fair values for the Company’s derivative financial instruments are based on pricing models or formulas using current market data. Variables used in the calculations include forward points, spot rates and benchmark interest rates at the time of valuation, as well as the frequency of payments to and from counterparties and effective and termination dates. Because of the very short duration of the Company’s transactional hedges, there is minimal risk of nonperformance. At June 30, 2014 and December 31, 2013, all of the Company’s forward exchange contracts were designated as Level 2 measurements in the fair value hierarchy. Refer to Note 12 of the Notes to Consolidated Condensed Financial Statements for more information regarding the Company’s derivatives.

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

	June 30, 2014			December 31, 2013
		Carrying	Unamortized		Carrying	Unamortized
	Fair value	value	discount	Fair value	value	discount
2018 senior notes	$342.3	$299.7	$0.3	$335.8	$299.6	$0.4
2020 senior notes	426.4	400.0	–	409.3	400.0	–
Total	$768.7	$699.7	$0.3	$745.1	$699.6	$0.4

Other Financial Instruments

The fair values of cash and cash equivalents, trade receivables and accounts payable approximate their carrying values due to the relatively short-term nature of the instruments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis Subsequent to Initial Recognition

There were no material fair value adjustments to assets or liabilities measured at fair value on a nonrecurring basis subsequent to initial recognition during the first six months of 2014 or 2013.

3.           BUSINESS COMBINATIONS AND DIVESTITURES

Business Combinations

In the second quarter of 2014, the Company commenced a cash tender offer for all of the outstanding shares of ReadSoft AB (“ReadSoft”). ReadSoft is a leading global provider of software solutions that automate business processes, both on premise and in the cloud. Its software captures, classifies, sorts and routes both hard copy and digital business documents, provides approval workflows, and automatically extracts and verifies relevant data before depositing it into a customer’s systems of record. With the addition of ReadSoft, Perceptive Software will significantly grow its software presence with additional document process automation capabilities and the expansion of its footprint in Europe.

On July 14, 2014, subsequent to the date of the financial statements, the Company increased its offer to ReadSoft shareholders to 50.00 Swedish kronor (“SEK”) per share, irrespective of share class (the “July Offer”). The total offer value for all ReadSoft shares under the July Offer amounts to approximately SEK 1.534 billion based on approximately 30.7 million outstanding shares and excluding the approximately 2.5 million shares held by ReadSoft. The July Offer does not include the outstanding convertible loans issued as part of ReadSoft’s incentive programs for employees. The Company will offer the participants in the incentive programs reasonable treatment with respect to their convertible loans. The July Offer is currently awaiting acceptance by ReadSoft’s shareholders. The Company has incurred, and may continue to incur, expenses related to its tender offer for ReadSoft shares. Additionally, if the Company succeeds in acquiring ReadSoft it may elect to repay certain indebtedness of ReadSoft.

Concurrent with the announcement of the July Offer, the Company acquired approximately 1.6 million Class B shares in ReadSoft at a price per share equal to that of the July Offer. The shares acquired by the Company correspond to approximately 5.3 percent of all outstanding shares and approximately 3.9 percent of the votes in ReadSoft. This acquisition of shares commits the Company to compensate the sellers of the shares by the difference between the consideration paid to the sellers and the price at which the shares are sold, the price of ReadSoft shares in a public takeover offer, or the price for which the Company acquires any further ReadSoft shares before December 31, 2015. Due to the principle of equal treatment of shareholders in public takeover offers, such compensation would also be payable to shareholders who accept the Company’s July Offer. Based on the facts and circumstances at the time of the issuance of the Company’s financial statements, the Company does not believe that this will have a material impact on the Company’s results of operations, financial position, or cash flow.

The July Offer period ends on August 28, 2014, unless otherwise extended, with closing of the acquisition expected in September 2014. Another entity unrelated to the Company has also made a tender offer for all the outstanding shares of ReadSoft and has acquired shares in ReadSoft. While ReadSoft’s Board of Directors unanimously recommended in favor of the Company’s offer, there can be no assurance that the Company will be successful in completing the acquisition of ReadSoft.

On September 16, 2013, the Company acquired Saperion. The disclosures required under the guidance for business combinations were provided in the Notes to Consolidated Financial Statements for the year ended December 31, 2013 in the Company’s Annual Report on Form 10-K filed with the SEC. The purchase accounting for the acquisition of Saperion has not been finalized as certain income tax matters are still being evaluated.

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

Divestiture

In the second quarter of 2013 the Company sold its inkjet-related technology and assets and provided related disclosures in its subsequent Quarterly Reports on Form 10-Q for periods ending in 2013 and Annual Report on Form 10-K for the year ended December 31, 2013. The Company received $95.0 million of cash consideration, as well as a subsequent working capital adjustment of $0.9 million, in the second quarter of 2013. The Company received the remaining $5 million of the purchase price later in 2013. The Company recognized a net gain of $73.5 million upon the sale recorded in Gain on sale of inkjet-related technology and assets on the Consolidated Condensed Statements of Earnings for the three and six months ended June 30, 2013. The gain consisted of total consideration of $100.9 million, offset partially by the carrying value of the disposal group of $19.3 million and $8.1 million of expenses incurred during the second quarter of 2013 to effect the sale. The net gain of $73.5 million consisted of a gain of $103.1 million, recognized in Imaging Solutions and Services (“ISS”), offset by a loss of $29.6 million, recognized in All other. In its previously issued notes to financial statements for the reports listed above, the Company incorrectly described the components of the net gain as being recognized entirely in ISS. The description has been corrected to reflect how the components were recognized in the

Company’s segments. Refer to Note 13 to the Notes to Consolidated Condensed Financial Statements for more information on the Company’s segments. This correction had no effect on the Company’s consolidated results of operations, financial position or cash flow and is considered immaterial to the prior period financial statements.

Of the $95.9 million of cash proceeds received, or $93.6 million net of the $2.3 million cash balance held by the Company’s subsidiary included in the sale, $92.6 million was presented in investing activities for the sale of the business and $1.0 million was included in operating activities for transition services on the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2013.

4.          RESTRUCTURING CHARGES

2012 Restructuring Actions

General

As part of Lexmark’s ongoing strategy to increase the focus of its talent and resources on higher-usage business platforms, the Company announced restructuring actions on January 31 and August 28, 2012 (the “2012 Restructuring Actions”). These actions better align the Company’s sales, marketing and development resources, and align and reduce its support structure consistent with its focus on business customers. The 2012 Restructuring Actions include exiting the development and manufacturing of the Company’s remaining inkjet hardware, with reductions primarily in the areas of inkjet-related manufacturing, research and development, supply chain, marketing and sales as well as other support functions. As previously reported, in the second quarter of 2013, the Company sold inkjet-related technology and assets. The Company will continue to provide service, support and aftermarket supplies for its inkjet installed base. The Company expects these actions to be complete by the end of 2015.

The 2012 Restructuring Actions are expected to impact about 2,063 positions worldwide, including 300 manufacturing positions. The 2012 Restructuring Actions will result in total pre-tax charges of approximately $176.0 million, with $162.4 million incurred to date, approximately $10.3 million remaining to be incurred in 2014 and approximately $3.3 million expected to be incurred in 2015. The Company expects the total cash costs of the 2012 Restructuring Actions to be approximately $102.5 million with $89.5 million incurred to date, and approximately $9.9 million and $3.1 million remaining in 2014 and in 2015, respectively.

The Company expects to incur total charges related to the 2012 Restructuring Actions of approximately $135.2 million in ISS, $35.7 million in All other and $5.1 million in Perceptive Software.

Impact to 2014 and 2013 Financial Results

For the three months ended June 30, 2014, charges for the Company’s 2012 Restructuring Actions were recorded in the Consolidated Condensed Statements of Earnings as follows:

				Restructuring
			Selling, general	and related	Impact on
	Restructuring-	Impact on	and	charges	Operating
	related costs	Gross profit	administrative	(reversals)	income
Accelerated depreciation
charges	$(0.2)	$(0.2)	$0.2	$–	$–
Excess components and other
inventory-related charges	2.2	2.2	–	–	2.2
Employee termination benefit
charges	–	–	–	5.0	5.0
Contract termination and lease
charges	–	–	–	0.5	0.5
Total restructuring charges	$2.0	$2.0	$0.2	$5.5	$7.7

For the six months ended June 30, 2014, charges for the Company’s 2012 Restructuring Actions were recorded in the Consolidated Condensed Statements of Earnings as follows:

				Restructuring
			Selling, general	and related	Impact on
	Restructuring-	Impact on	and	charges	Operating
	related costs	Gross profit	administrative	(reversals)	income
Accelerated depreciation
charges	$1.0	$1.0	$1.4	$–	$2.4
Excess components and other
inventory-related charges	7.6	7.6	–	–	7.6
Employee termination benefit
charges	–	–	–	5.5	5.5
Contract termination and lease
charges	–	–	–	0.5	0.5
Total restructuring charges	$8.6	$8.6	$1.4	$6.0	$16.0

For the three months ended June 30, 2013, charges for the Company’s 2012 Restructuring Actions were recorded in the Consolidated Condensed Statements of Earnings as follows:

				Restructuring
			Selling, general	and related	Impact on
	Restructuring-	Impact on	and	charges	Operating
	related costs	Gross profit	administrative	(reversals)	income
Accelerated depreciation
charges	$0.7	$0.7	$1.6	$–	$2.3
Excess components and other
inventory-related charges	5.2	5.2	–	–	5.2
Employee termination benefit
charges	–	–	–	1.5	1.5
Contract termination and lease
charges	–	–	–	(0.1)	(0.1)
Total restructuring charges	$5.9	$5.9	$1.6	$1.4	$8.9

For the six months ended June 30, 2013, charges for the Company’s 2012 Restructuring Actions were recorded in the Consolidated Condensed Statements of Earnings as follows:

				Restructuring
			Selling, general	and related	Impact on
	Restructuring-	Impact on	and	charges	Operating
	related costs	Gross profit	administrative	(reversals)	income
Accelerated depreciation
charges	$2.9	$2.9	$3.6	$–	$6.5
Excess components and other
inventory-related charges	10.2	10.2	–	–	10.2
Employee termination benefit
charges	–	–	–	(2.5)	(2.5)
Contract termination and lease
charges	–	–	–	(0.1)	(0.1)
Total restructuring charges	$13.1	$13.1	$3.6	$(2.6)	$14.1

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

For the periods indicated above, the Company incurred employee termination benefit charges, which include severance, medical and other benefits. Charges for the 2012 Restructuring Actions and all of the other restructuring actions were recorded in accordance with FASB guidance on employers’ accounting for postemployment benefits and guidance on accounting for costs associated with exit or disposal activities, as appropriate. The reversal for the six months ended June 30, 2013 was due to a revision in assumptions regarding reductions in workforce that occurred in the first quarter, driven by the inclusion of one of the Company’s subsidiaries in the sale of inkjet technology and related assets that closed in the second quarter of 2013.

For the three and six months ended June 30, 2014 and 2013, the Company incurred restructuring charges in connection with the 2012 Restructuring Actions in the Company’s segments as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
ISS	$6.6	$4.2	$13.2	$7.4
All other	1.1	1.3	2.3	3.3
Perceptive Software	–	3.4	0.5	3.4
Total charges	$7.7	$8.9	$16.0	$14.1

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits in connection with the 2012 Restructuring Actions. The total restructuring liability is included in Accrued liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

	Employee	Contract
	Termination	Termination &
	Benefits	Lease Charges	Total
Balance at January 1, 2014	$9.9	$–	$9.9
Costs incurred	6.1	0.5	6.6
Reversals (1)	(0.6)	–	(0.6)
Total restructuring charges, net	5.5	0.5	6.0
Payments and other (2)	(5.2)	–	(5.2)
Balance at June 30, 2014	$10.2	$0.5	$10.7

(1) Reversals due to changes in estimates for employee termination benefits.

(2) Other consists of changes in the liability balance due to foreign currency translations.

Summary of Other Restructuring Actions

General

In response to global economic weakening, to improve the efficiency and effectiveness of its operations, enhance the efficiency of the Company’s inkjet cartridge manufacturing operations and to reduce the Company’s business support cost and expense structure, the Company announced various restructuring actions (“Other Restructuring Actions”) from 2006 to October 2009. The Other Restructuring Actions included closing the Company’s inkjet supplies manufacturing facilities in Mexico, consolidating its cartridge manufacturing capacity as well as impacting positions in the Company’s general and administrative functions, supply chain and sales support, marketing and sales management and consolidating the Company’s research and development programs. In the six months ended June 30, 2014, employee termination benefit charges were incurred for actions that were not a part of an announced plan. The Other Restructuring Actions are considered substantially completed and any remaining charges to be incurred from these actions are expected to be immaterial.

Impact to 2014 and 2013 Financial Results

For the three months ended June 30, 2014, charges for the Company’s Other Restructuring Actions were recorded in the Consolidated Condensed Statements of Earnings as follows:

	Restructuring
	and related	Impact on
	charges	Operating
	(reversals)	income
Contract termination and lease charges	$0.8	$0.8
Total restructuring charges	$0.8	$0.8

For the six months ended June 30, 2014, charges for the Company’s Other Restructuring Actions were recorded in the Consolidated Condensed Statements of Earnings as follows:

	Restructuring
	and related	Impact on
	charges	Operating
	(reversals)	income
Employee termination benefit charges	$1.1	$1.1
Contract termination and lease charges	0.8	0.8
Total restructuring charges	$1.9	$1.9

For the three and six months ended June 30, 2013, charges for the Company’s Other Restructuring Actions were recorded in the Consolidated Condensed Statements of Earnings as follows:

	Restructuring
	and related	Impact on
	charges	Operating
	(reversals)	income
Employee termination benefit charges	$(0.2)	$(0.2)
Total restructuring charges	$(0.2)	$(0.2)

There were no charges for the Company’s Other Restructuring Actions for the first quarter of 2013.

For the three and six months ended June 30, 2014 and 2013, the Company incurred restructuring charges in connection with the Other Restructuring Actions in the Company’s segments as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
ISS	$0.8	$(0.3)	$0.9	$(0.3)
All other	0.1	0.1	0.6	0.1
Perceptive Software	(0.1)	–	0.4	–
Total charges	$0.8	$(0.2)	$1.9	$(0.2)

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits and contract termination and lease charges in connection with the Company’s Other Restructuring Actions. The total restructuring liability is included in Accrued liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

	Employee	Contract
	Termination	Termination &
	Benefits	Lease Charges	Total
Balance at January 1, 2014	$1.4	$0.1	$1.5
Costs incurred	1.3	0.8	2.1
Reversals (1)	(0.2)	–	(0.2)
Total restructuring charges, net	1.1	0.8	1.9
Payments and other (2)	(1.9)	(0.2)	(2.1)
Balance at June 30, 2014	$0.6	$0.7	$1.3

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

Details about the Company’s available-for-sale Marketable securities, including gross unrealized gains and losses, as of June 30, 2014 are provided below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Auction rate securities - municipal debt	$3.7	$–	$–	$3.7
Corporate debt securities	328.8	1.4	(0.1)	330.1
Government and agency debt securities	303.9	0.2	–	304.1
Asset-backed and mortgage-backed securities	61.8	0.5	(0.1)	62.2
Total security investments	698.2	2.1	(0.2)	700.1
Cash equivalents	(5.0)	–	–	(5.0)
Total marketable securities	$693.2	$2.1	$(0.2)	$695.1

At December 31, 2013, the Company’s available-for-sale Marketable securities had gross unrealized gains and losses of $2.3 million and $1.5 million, respectively, with an estimated fair value of $788.2 million excluding $12.5 million of cash equivalents.

Although contractual maturities of the Company’s investment in debt securities may be greater than one year, the majority of investments are classified as Current assets in the Consolidated Condensed Statements of Financial Position due to the Company’s ability to use these investments for current liquidity needs, if required. As of December 31, 2013, auction rate securities of $6.7 million were classified as noncurrent assets because the securities had experienced unsuccessful auctions and poor debt market conditions had reduced the likelihood that the securities would successfully auction within the next 12 months. During the first quarter of 2014, the Company’s auction rate preferred stock was fully redeemed at par. During the second quarter of 2014, the Company received notification that its municipal auction rate security investment would be fully redeemed at par, which occurred during the third quarter of 2014. As a result, this investment was reclassified to Current assets as of June 30, 2014. These investments, which were classified in noncurrent assets on the Consolidated Condensed Statements of Financial Position at December 31, 2013, were valued based on facts and circumstances that existed at that date.

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

	June 30, 2014		December 31, 2013
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value
Due in less than one year	$116.0	$116.3	$160.4	$160.6
Due in one to five years	568.2	569.4	621.1	622.2
Due after five years	14.0	14.4	18.4	17.9
Total available-for-sale marketable securities	$698.2	$700.1	$799.9	$800.7

For the three and six months ended June 30, 2014, the Company recognized $0.7 million and $1.0 million, respectively, in net gains on its marketable securities. For the three and six months ended June 30, 2013, the Company recognized $0.3 million and $0.7 million, respectively, in net gains on its marketable securities. For all periods, these amounts represent realized gains due to sales and maturities and are included in Other expense (income), net on the Consolidated Condensed Statements of Earnings. The Company uses the specific identification method when accounting for the costs of its available-for-sale marketable securities sold.

As described in the Company’s 2013 Annual Report on Form 10-K, revisions to prior periods were made to correct errors that were not material, individually or in the aggregate, to the prior period financial statements related to the amortization and accretion of premiums and discounts and the realized gains and losses related to the Company’s marketable securities. The effects of revision on the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2013 increased Net cash flows provided by operating activities by $2.5 million and increased Net cash flows used for investing activities by the same amount.

Impairment

The FASB guidance on the recognition and presentation of OTTI requires that credit-related OTTI on debt securities be recognized in earnings while noncredit-related OTTI of debt securities not expected to be sold be recognized in other comprehensive income. For the three and six months ended June 30, 2014 and 2013, the Company incurred no OTTI on its debt securities. As of June 30, 2014, amounts related to credit losses for which a portion of total OTTI was recognized in other comprehensive income were immaterial for disclosure.

The following table provides information at June 30, 2014, about the Company’s marketable securities with gross unrealized losses for which no OTTI has been incurred, and the length of time that individual securities have been in a continuous unrealized loss position. The pre-tax gross unrealized loss below is recognized in Accumulated other comprehensive loss:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Corporate debt securities	$66.3	(0.1)	0.3	–	$66.6	(0.1)
Government and agency debt securities	121.4	–	0.9	–	122.3	–
Asset-backed and mortgage-backed securities	11.8	(0.1)	2.5	–	14.3	(0.1)
Total	$199.5	$(0.2)	$3.7	$–	$203.2	$(0.2)

As of June 30, 2014, none of the Company’s marketable securities for which OTTI has been incurred are in an unrealized loss position.

Auction Rate Securities

In the second quarter of 2014, the issuer of the Company’s last remaining municipal auction rate security investment announced its intention to fully redeem the security at par which occurred in July 2014. In view of the impending redemption of the security at par, the Company valued the security at par as of June 30, 2014 and classified the investment in Current assets on the Consolidated Condensed Statements of Financial Position.

Corporate Debt Securities

Unrealized losses on the Company’s corporate debt securities are attributable to current economic conditions and are not due to credit quality. Because the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before recovery of their net book values, which may be at maturity, the Company does not consider securities in its corporate debt portfolio to be other-than-temporarily impaired at June 30, 2014.

Asset-Backed and Mortgage-Backed Securities

Credit losses for the asset-backed and mortgage-backed securities are derived by examining the significant drivers that affect loan performance such as prepayment speeds, default rates and current loan status. These drivers are used to apply specific assumptions to each security and are further divided in order to separate the underlying collateral into distinct groups based on loan performance characteristics. For instance, more weight is placed on higher risk categories such as collateral that exhibits higher than normal default rates, those loans originated in high risk states where home appreciation has suffered the most severe correction and those loans which exhibit longer delinquency rates. Based on these characteristics, collateral-specific assumptions are applied to build a model to project future cash flows expected to be collected. These cash flows are then discounted at the current yield used to accrete the beneficial interest, which approximates the effective interest rate implicit in the bond at the date of acquisition for those securities purchased at par. The unrealized losses on the Company’s remaining asset-backed and mortgage-backed securities are due to constraints in market liquidity for certain portions of these sectors in which the Company has investments, and are not due to credit quality. Because the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before recovery of their net book values, the Company does not consider the remainder of its asset-backed and mortgage-backed debt portfolio to be other-than-temporarily impaired at June 30, 2014.

Government and Agency Securities

The unrealized losses on the Company’s investments in government and agency securities are the result of interest rate effects. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their net book values, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2014.

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

Inventories consist of the following:

	June 30,	December 31,
	2014	2013
Raw materials	$39.3	$22.3
Work in process	32.8	20.3
Finished goods	214.3	225.6
Inventories	$286.4	$268.2

7.          ACCRUED LIABILITIES AND OTHER LIABILITIES

Changes in the Company’s warranty liability for standard warranties and deferred revenue for extended warranties are presented in the tables below:

Warranty Liability:

	2014	2013
Balance at January 1	$30.5	$46.7
Accruals for warranties issued	24.7	34.0
Accruals related to pre-existing warranties (including
changes in estimates)	2.6	(4.4)
Settlements made (in cash or in kind)	(33.4)	(39.0)
Balance at June 30	$24.4	$37.3

Deferred Service Revenue:

	2014	2013
Balance at January 1	$179.9	$192.0
Revenue deferred for new extended warranty contracts	42.7	34.8
Revenue recognized	(44.9)	(45.4)
Balance at June 30	$177.7	$181.4
Current portion	77.8	82.0
Non-current portion	99.9	99.4
Balance at June 30	$177.7	$181.4

Both the current portion of warranty and the current portion of extended warranty are included in Accrued liabilities on the Consolidated Condensed Statements of Financial Position. Both the non-current portion of warranty and the non-current portion of extended warranty are included in Other liabilities on the Consolidated Condensed Statements of Financial Position. The split between the current and non-current portion of the warranty liability is not disclosed separately above due to immaterial amounts in the non-current portion.

Compensation liabilities, included in Accrued liabilities in the Consolidated Condensed Statements of Financial Position, were $103.9 million as of June 30, 2014 and $161.5 million as of December 31, 2013, a decrease of $57.6 million. This decrease was primarily driven by payments, which included annual employee bonus payments of approximately $55 million and a legal settlement payment of $14.4 million, offset by increases in accruals for employee incentives of $19 million. Refer to Note 14 of the Notes to Consolidated Condensed Financial Statements for additional information regarding the legal settlement.

Marketing programs, included in Accrued liabilities in the Consolidated Condensed Statements of Financial Position, were $38.8 million as of June 30, 2014 and $70.8 million as of December 31, 2013, a decrease of $32.0 million. This decrease was driven by lower historical payments for customer programs and incentive offerings.

8.           INCOME TAXES

The Provision for income taxes for the three months ended June 30, 2014 was an expense of $17.2 million or an effective tax rate of 31.4%, compared to an expense of $32.1 million or an effective tax rate of 25.4% for the three months ended June 30, 2013. The difference in these rates is primarily due to the fact that the effective rate on the Company’s divestiture of certain inkjet-related technology and assets in 2013 was lower than the overall stated rate, a shift in the expected geographic distribution of earnings for 2014, and that the U.S. research and experimentation tax credit was not in effect during the second quarter of 2014, but was in effect during the second quarter of 2013. Additionally, for the three months ended June 30, 2014, the Company increased income tax expense by $1.0 million in recognition of several discrete items, which included the recognition of tax impacts associated with certain inter-company transactions.

The Provision for income taxes for the six months ended June 30, 2014 was an expense of $33.2 million or an effective tax rate of 33.2%, compared to an expense of $40.7 million or an effective tax rate of 23.3% for the six months ended June 30, 2013. The difference in these rates is primarily due to the fact that the effective rate on the Company’s divestiture of certain inkjet-related technology and assets in 2013 was lower than the overall stated rate, a shift in the expected geographic distribution of earnings for 2014, and that the U.S. research and experimentation tax credit was not in effect during the first six months of 2014, but was in effect during the first six months of 2013. Additionally, for the six months ended June 30, 2014, the Company decreased income tax expense by $3.3 million in recognition of several discrete items, which included the recognition of tax impacts associated with certain inter-company transactions.

9.          STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE EARNINGS (LOSS)

In August 2012, the Company received authorization from the Board of Directors to repurchase an additional $200 million of its Class A Common Stock for a total repurchase authority of $4.85 billion. As of June 30, 2014, there was approximately $129 million of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors.

Treasury Stock

During the three and six months ended June 30, 2014, the Company repurchased approximately 0.4 and 1.0 million shares at a cost of $19.0 million and $40.0 million, respectively. During the three and six months ended June 30, 2013, the Company repurchased approximately 0.7 million and 1.6 million shares at a cost of $20.0 million and $41.0 million, respectively. As of June 30, 2014, the Company had repurchased approximately 111.3 million shares of its Class A Common Stock for an aggregate cost of approximately $4.72 billion since the inception of the program in April 1996. As of June 30, 2014, the Company had reissued approximately 0.5 million previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million, 16.0 million and 16.0 million shares of treasury stock in 2005, 2006 and 2008, respectively, the net treasury shares outstanding at June 30, 2014 were 34.8 million. Share repurchases for the three and six months ended June 30, 2014 were executed via Accelerated Share Repurchase (“ASR”) Agreements.

ASR Agreement

On May 6, 2014, the Company entered into an ASR Agreement with a financial institution counterparty. The impact of the ASR Agreement is included in the numerical disclosures provided in the preceding paragraphs. Under the terms of the ASR Agreement, the Company paid $19.0 million targeting 0.5 million shares based on the closing price of the Company’s Class A Common Stock on May 6, 2014. On May 9, 2014, the Company took delivery of 85% of the shares in the initial transaction, or 0.4 million shares, and the remaining 15% was held back until final settlement. The final number of shares to be delivered by the counterparty under the ASR Agreement was dependent on the average of the daily volume weighted-average price of the Company’s Class A Common Stock over the agreement’s trading period, a discount, and the initial number of shares delivered. Under the terms of the ASR Agreement, the Company would either receive additional shares from the counterparty or be required to deliver additional shares or cash to the counterparty. The Company controlled its election to either deliver additional shares or cash to the counterparty. On May 22, 2014, the Company took delivery of the remaining 0.1 million shares in final settlement of the ASR Agreement.

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

Dividends

The Company’s dividend activity during the six months ended June 30, 2014 was as follows:

			Lexmark International, Inc.
			Class A Common Stock
Declaration Date	Record Date	Payment Date	Dividend Per Share	Cash Outlay
February 20, 2014	March 03, 2014	March 14, 2014	$0.30	$18.6
April 24, 2014	May 30, 2014	June 13, 2014	$0.36	$22.4

The payment of the cash dividends also resulted in the issuance of additional dividend equivalent units to holders of restricted stock units (“RSU”). Diluted weighted-average Lexmark Class A Common Stock share amounts presented reflect this issuance. All cash dividends and dividend equivalent units are accounted for as reductions of Retained earnings.

Accumulated Other Comprehensive Loss

The following tables provide the tax benefit or expense attributed to each component of Other comprehensive earnings (loss):

	Three Months Ended
	June 30, 2014			June 30, 2013
	Change,	Tax benefit	Change,	Change,	Tax benefit	Change,
	net of tax	(liability)	pre-tax	net of tax	(liability)	pre-tax
Components of other comprehensive earnings (loss):
Foreign currency translation adjustment	$4.6	$–	$4.6	$(27.6)	$–	$(27.6)
Recognition of pension and other postretirement benefit plans prior service credit, net of (amortization)	(0.1)	0.1	(0.2)	0.2	0.1	0.1
Net unrealized (loss) gain on marketable securities - OTTI	(0.1)	–	(0.1)	–	–	–
Net unrealized gain (loss) on marketable securities	0.5	(0.2)	0.7	(1.6)	0.1	(1.7)
Total other comprehensive earnings (loss)	$4.9	$(0.1)	$5.0	$(29.0)	$0.2	$(29.2)

	Six Months Ended
	June 30, 2014			June 30, 2013
	Change,	Tax benefit	Change,	Change,	Tax benefit	Change,
	net of tax	(liability)	pre-tax	net of tax	(liability)	pre-tax
Components of other comprehensive earnings (loss):
Foreign currency translation adjustment	$4.5	$–	$4.5	$(34.3)	$–	$(34.3)
Recognition of pension and other postretirement benefit plans prior service credit	–	–	–	0.2	0.1	0.1
Net unrealized (loss) gain on marketable securities - OTTI	(0.1)	–	(0.1)	0.1	–	0.1
Net unrealized gain (loss) on marketable securities	0.8	(0.4)	1.2	(2.0)	0.1	(2.1)
Forward starting interest rate swap designated as a cash flow hedge	–	–	–	0.9	(0.5)	1.4
Total other comprehensive earnings (loss)	$5.2	$(0.4)	$5.6	$(35.1)	$(0.3)	$(34.8)

The change in Accumulated other comprehensive loss, net of tax, for the three months ended June 30, 2014, consists of the following:

		Recognition of	Net
		Pension and	Unrealized	Net
	Foreign	Other	Gain (Loss) on	Unrealized	Accumulated
	Currency	Postretirement	Marketable	Gain (Loss) on	Other
	Translation	Benefit Plans	Securities –	Marketable	Comprehensive
	Adjustment	Prior Service Credit	OTTI	Securities	(Loss) Earnings
Balance at March 31, 2014	$(37.7)	$1.5	$0.1	$1.2	$(34.9)
Other comprehensive (loss) earnings before reclassifications	4.6	0.1	(0.1)	1.1	5.7
Amounts reclassified from accumulated other comprehensive loss	–	(0.2)	–	(0.6)	(0.8)
Net current-period other comprehensive (loss) earnings	4.6	(0.1)	(0.1)	0.5	4.9
Balance at June 30, 2014	$(33.1)	$1.4	$–	$1.7	$(30.0)

The change in Accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2014, consists of the following:

		Recognition of	Net
		Pension and	Unrealized	Net
	Foreign	Other	Gain (Loss) on	Unrealized	Accumulated
	Currency	Postretirement	Marketable	Gain (Loss) on	Other
	Translation	Benefit Plans	Securities –	Marketable	Comprehensive
	Adjustment	Prior Service Credit	OTTI	Securities	(Loss) Earnings
Balance at December 31, 2013	$(37.6)	$1.4	$0.1	$0.9	$(35.2)
Other comprehensive (loss) earnings before reclassifications	4.5	0.2	(0.1)	1.7	6.3
Amounts reclassified from accumulated other comprehensive loss	–	(0.2)	–	(0.9)	(1.1)
Net current-period other comprehensive (loss) earnings	4.5	–	(0.1)	0.8	5.2
Balance at June 30, 2014	$(33.1)	$1.4	$–	$1.7	$(30.0)

The change in Accumulated other comprehensive loss, net of tax, for the three months ended June 30, 2013, consists of the following:

		Recognition of	Net	Net
		Pension and	Unrealized	Unrealized
	Foreign	Other	Gain on	Gain (Loss)	Accumulated
	Currency	Postretirement	Marketable	on	Other
	Translation	Benefit Plans	Securities –	Marketable	Comprehensive
	Adjustment	Prior Service Credit	OTTI	Securities	Loss
Balance at March 31, 2013	$(12.3)	$(0.7)	$0.2	$1.6	$(11.2)
Other comprehensive (loss) earnings before reclassifications	(16.9)	0.3	–	(1.4)	(18.0)
Amounts reclassified from accumulated other comprehensive loss	(10.7)	(0.1)	–	(0.2)	(11.0)
Net current-period other comprehensive (loss) earnings	(27.6)	0.2	–	(1.6)	(29.0)
Balance at June 30, 2013	$(39.9)	$(0.5)	$0.2	$–	$(40.2)

The change in Accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2013, consists of the following:

		Recognition of	Net	Net	Forward-Starting
		Pension and	Unrealized	Unrealized	Interest Rate
	Foreign	Other	Gain on	Gain (Loss)	Swap	Accumulated
	Currency	Postretirement	Marketable	on	Designated as a	Other
	Translation	Benefit Plans	Securities –	Marketable	Cash Flow	Comprehensive
	Adjustment	Prior Service Credit	OTTI	Securities	Hedge	Loss
Balance at December 31, 2012	$(5.6)	$(0.7)	$0.1	$2.0	$(0.9)	$(5.1)
Other comprehensive (loss) earnings before reclassifications	(23.6)	0.3	0.1	(1.4)	0.9	(23.7)
Amounts reclassified from accumulated other comprehensive loss	(10.7)	(0.1)	–	(0.6)		(11.4)
Net current-period other comprehensive (loss) earnings	(34.3)	0.2	0.1	(2.0)	0.9	(35.1)
Balance at June 30, 2013	$(39.9)	$(0.5)	$0.2	$–	$–	$(40.2)

The net current period other comprehensive income of $0.1 million for the six months ended June 30, 2013 in the table above for Net Unrealized Gain (Loss) on Marketable Securities – OTTI represents a net increase in the fair value of available-for-sale debt securities previously written down as OTTI.

The June 30, 2013 ending balance of $0.2 million in the tables above for Net Unrealized Gain (Loss) on Marketable Securities – OTTI represents the cumulative favorable mark-to-market adjustment on debt securities for which OTTI was previously recognized under the amended FASB guidance adopted by the Company in 2009.

The following tables provide details of amounts reclassified from Accumulated other comprehensive loss:

	Amount Reclassified from
	Accumulated Other
	Comprehensive Earnings (Loss)
Details about Accumulated Other
Comprehensive Earnings (Loss)	Three Months Ended
Components	June 30, 2014	June 30, 2013	Affected Line Item in the Statements of Earnings
Foreign currency translation adjustment
Foreign exchange gain recognized
upon sale of a foreign entity	$–	$10.7	Gain on sale of inkjet-related technology and assets

Recognition of pension and
other postretirement benefit plans
prior service credit
Amortization of prior service benefit	$0.2	$0.4	Note 11, Employee Pension and Postretirement Plans
Pension-related losses recognized
upon sale of a subsidiary	–	(0.4)	Gain on sale of inkjet-related technology and assets
	–	0.1	Tax benefit (liability)
	$0.2	$0.1	Net of tax

Unrealized gains and (losses) on
Marketable securities
Non-OTTI	$0.7	$0.3	Other expense (income), net
	(0.1)	(0.1)	Tax (liability) benefit
	$0.6	$0.2	Net of tax

Total reclassifications for the period	$0.8	$11.0	Net of tax

	Amount Reclassified from
	Accumulated Other
	Comprehensive Earnings (Loss)
Details about Accumulated Other
Comprehensive Earnings (Loss)	Six Months Ended
Components	June 30, 2014	June 30, 2013	Affected Line Item in the Statements of Earnings
Foreign currency translation adjustment
Foreign exchange gain recognized
upon sale of a foreign entity	$–	$10.7	Gain on sale of inkjet-related technology and assets

Recognition of pension and
other postretirement benefit plans
prior service credit
Amortization of prior service benefit	$0.3	$0.4	Note 11, Employee Pension and Postretirement Plans
Pension-related losses recognized
upon sale of a subsidiary	–	(0.4)	Gain on sale of inkjet-related technology and assets
	(0.1)	0.1	Tax benefit (liability)
	$0.2	$0.1	Net of tax

Unrealized gains and (losses) on
Marketable securities
Non-OTTI	$1.0	$0.7	Other expense (income), net
	(0.1)	(0.1)	Tax (liability) benefit
	$0.9	$0.6	Net of tax

Total reclassifications for the period	$1.1	$11.4	Net of tax

10.          EARNINGS PER SHARE (“EPS”)

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Numerator:
Net earnings	$37.5	$94.1	$66.8	$134.1
Denominator:
Weighted average shares used to compute basic EPS	62.2	63.2	62.1	63.4
Effect of dilutive securities -
Employee stock plans	1.2	0.9	1.3	1.0
Weighted average shares used to compute diluted EPS	63.4	64.1	63.4	64.4

Basic net EPS	$0.60	$1.49	$1.08	$2.11
Diluted net EPS	$0.59	$1.47	$1.05	$2.08

RSUs, stock options, and dividend equivalent units totaling an additional 1.3 million and 2.9 million shares of Class A Common Stock for the three months ended June 30, 2014 and 2013, respectively, and 1.2 million and 2.9 million of Class A Common Stock for the six months ended June 30, 2014 and 2013, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

Under the terms of Lexmark’s RSU agreements, unvested RSU awards contain forfeitable rights to dividends and dividend equivalent units. Because the dividend equivalent units are forfeitable, they are defined as non-participating securities. As of June 30, 2014, there were approximately 0.1 million dividend equivalent units outstanding, which will vest at the time that the underlying RSU vests.

In addition to the 1.2 million antidilutive shares for the six months ended June 30, 2014, mentioned above, unvested RSUs with a performance condition that were granted in 2014, 2013 and 2012 were also excluded from the computation of diluted earnings per share. According to FASB guidance on earnings per share, contingently issuable shares are excluded from the computation of diluted EPS if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. If the performance condition were to become satisfied based on actual financial results and the performance awards would have a dilutive impact on EPS, the performance awards included in the diluted EPS calculation would be in the range of 0.1 million to 0.7 million shares depending on the level of achievement.

11.          EMPLOYEE PENSION AND POSTRETIREMENT PLANS

The components of the net periodic benefit cost for both the pension and postretirement plans for the three and six months ended June 30, 2014 and 2013 were as follows:

Pension Benefits:	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Service cost	$1.1	$1.2	$2.2	$2.4
Interest cost	8.8	8.0	17.6	16.1
Expected return on plan assets	(11.3)	(10.8)	(22.4)	(21.5)
Actuarial gain	(1.7)	–	(1.7)	–
Net periodic benefit (credit) cost	$(3.1)	$(1.6)	$(4.3)	$(3.0)

Other Postretirement Benefits:	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Service cost	$0.1	$0.1	$0.3	$0.3
Interest cost	0.3	0.3	0.5	0.6
Amortization of prior service (benefit) cost	(0.2)	(0.4)	(0.3)	(0.4)
Actuarial gain	(1.2)	–	(1.2)	–
Net periodic benefit (credit) cost	$(1.0)	$–	$(0.7)	$0.5

For the six months ended June 30, 2014, $13.1 million of contributions have been made to the Company’s pension and postretirement plans. The Company currently expects to contribute approximately $20 million to its pension and other postretirement plans for the remainder of 2014. The actuarial gains recognized in the 2014 periods were due to adjustments to the Company’s U.S. pension and other postretirement benefit plan obligations for updated year-end 2013 census data received during the second quarter.

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

Net outstanding notional amount of derivative positions as of June 30, 2014 is in the table that follows. These positions were driven by fair value hedges of recognized assets and liabilities primarily denominated in the currencies below:

Long (Short) Positions by Currency (in USD)	June 30, 2014
GBP / USD	$48.9
MXN / USD	28.1
CNY / USD	(20.5)
Other, net	(32.7)
Total	$23.8

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

As of June 30, 2014 and December 31, 2013, the Company had the following net derivative assets (liabilities) recorded at fair value in Prepaid expenses and other current assets (Accrued liabilities) on the Consolidated Condensed Statements of Financial Position:

	Net Asset Position		Net (Liability) Position
Foreign Exchange Contracts	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Gross liability position	$(0.4)	$(0.5)	$–	$(0.4)
Gross asset position	1.4	0.6	–	0.2
Net asset (liability) position (1)	1.0	0.1	–	(0.2)
Gross amounts not offset (2)	–	–	–	–
Net amounts	$1.0	$0.1	$–	$(0.2)

(1) Amounts presented in the Consolidated Condensed Statements of Financial Position

(2) Amounts not offset in the Consolidated Condensed Statements of Financial Position

The Company had the following (gains) and losses related to derivative instruments qualifying and designated as hedging instruments in fair value hedges and related hedged items recorded on the Consolidated Condensed Statements of Earnings:

	Recorded in
	Cost of revenue*				Other expense (income), net
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
Fair Value Hedging	June 30		June 30		June 30		June 30
Relationships	2014	2013	2014	2013	2014	2013	2014	2013
Foreign exchange contracts	$0.9	$(0.9)	$0.7	$–	$–	$0.3	$(0.2)	$1.7
Underlying	(0.3)	4.5	0.8	5.8	–	(0.5)	(0.6)	(1.6)
Total	$0.6	$3.6	$1.5	$5.8	$–	$(0.2)	$(0.8)	$0.1

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

Perceptive Software offers a complete suite of enterprise content management (“ECM”), business process management (“BPM”), document output management (“DOM”), intelligent data capture and search software as well as associated industry-specific solutions. The Company acquired AccessVia, Inc. (“AccessVia”) and Twistage, Inc. (“Twistage”) on March 1, 2013, Saperion on September 16,

2013, and PACSGEAR, Inc. (“PACSGEAR”) on October 3, 2013. These acquisitions further expanded and strengthened the solutions available in the Perceptive Software segment.

The Company evaluates the performance of its segments based on revenue and operating income, and does not include segment assets or non-operating income/expense items for management reporting purposes. Segment operating income (loss) includes: selling, general and administrative; research and development; restructuring and related charges; and other expenses, certain of which are allocated to the respective segments based on internal measures and may not be indicative of amounts that would be incurred on a stand-alone basis or may not be indicative of results of other enterprises in similar businesses. All other operating income (loss) includes significant expenses that are managed outside of the reporting segments. These unallocated costs include such items as information technology expenses, certain occupancy costs, certain pension and other postretirement benefit plan costs, stock-based compensation and certain other corporate and regional general and administrative expenses such as finance, legal and human resources. Acquisition-related costs and integration expenses are also included primarily in All other.

The following table includes information about the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Revenue:
ISS	$830.3	$828.1	$1,647.0	$1,668.3
Perceptive Software	61.5	58.6	122.5	102.7
Total revenue	$891.8	$886.7	$1,769.5	$1,771.0

Operating income (loss):
ISS	$158.3	$261.9	$314.8	$423.4
Perceptive Software	(21.1)	(17.6)	(44.4)	(40.3)
All other	(74.8)	(108.7)	(154.1)	(185.3)
Total operating income	$62.4	$135.6	$116.3	$197.8

Operating income (loss) noted above for the three months ended June 30, 2014 includes restructuring charges of $7.4 million in ISS, $(0.1) million in Perceptive Software and $1.2 million in All other. Operating income (loss) related to Perceptive Software for the three months ended June 30, 2014 also includes $16.5 million of amortization expense related to intangible assets acquired by the Company. Operating income (loss) related to All other for the three months ended June 30, 2014 includes a pension and other postretirement benefit plan actuarial gain of $2.9 million. Operating income (loss) noted above for the six months ended June 30, 2014 includes restructuring charges of $14.1 million in ISS, $0.9 million in Perceptive Software and $2.9 million in All other. Operating income (loss) related to Perceptive Software for the six months ended June 30, 2014 also includes $33.7 million of amortization expense related to intangible assets acquired by the Company. Operating income (loss) related to All other for the six months ended June 30, 2014 includes a pension and other postretirement benefit plan actuarial gain of $2.9 million.

Operating income (loss) noted above for the three and six months ended June 30, 2013 includes a Gain on sale of inkjet-related technology and assets of $73.5 million recognized on the Consolidated Condensed Statements of Earnings upon the sale of the Company’s inkjet-related technology and assets in the second quarter of 2013, which consisted of a gain of $103.1 million, recognized in ISS, offset by a loss of $29.6 million, recognized in All other. Refer to Note 3 of the Notes to Consolidated Condensed Financial Statements for information regarding corrections to reflect how the components of the Gain on sale of inkjet-related technology and assets were recognized in the Company’s segments.

Operating income (loss) noted above for the three months ended June 30, 2013 includes restructuring charges of $3.9 million in ISS, $3.4 million in Perceptive Software and $1.4 million in All other. Operating income (loss) related to Perceptive Software for the three months ended June 30, 2013 includes $13.3 million of amortization expense related to intangible assets acquired by the Company. Operating income (loss) noted above for the six months ended June 30, 2013 includes restructuring charges of $7.1 million in ISS, $3.4 million in Perceptive Software and $3.4 million in All other. Operating income (loss) related to Perceptive Software for the six months ended June 30, 2013 includes $26.1 million of amortization expense related to intangible assets acquired by the Company.

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

SCC has also filed motions with the District Court seeking attorneys’ fees, costs as well as at least $7 to $10 million in damages for the period that the preliminary injunction was in place that prevented SCC from selling certain microchips for some models of the Company’s toner cartridges. SCC’s motion for these damages, in excess of the $0.25 million injunction bond amount, was denied by the District Court. SCC appealed this denial to the Sixth Circuit. SCC’s appeal was denied by the Sixth Circuit on October 21, 2013. SCC has filed a petition with the Sixth Circuit seeking a rehearing and rehearing en banc. SCC’s en banc petition with the Sixth Circuit was denied on February 3, 2014 and no writ of certiorari was filed with the U.S. Supreme Court so SCC’s claim for damages for the period of the injunctive relief is concluded.

The Company has not established an accrual for the SCC litigation, because it has not determined that a loss with respect to such litigation is probable. Although there is a reasonable possibility of a potential loss with respect to the SCC litigation, with SCC’s Lanham Act and state law claims being dismissed in the early stages of the litigation and just remanded to the District Court, the Company does not believe a reasonable estimate of the range of possible loss is currently possible in view of the uncertainty regarding the amount of damages, if any, that could be awarded in this matter.

Nuance Communications, Inc. v. ABBYY Software House, et al.

Nuance Communications, Inc. (“Nuance”) filed suit against the Company and ABBYY Software House and ABBYY USA Software House (collectively “ABBYY”) in the U.S. District Court for the Northern District of California (“District Court”). Nuance alleges that the Company and ABBYY have infringed three U.S. patents related to Optical Character Recognition (“OCR”) and document management technologies. The Company, and the Company’s supplier of the accused OCR technology, ABBYY, denied infringement and raised affirmative defenses to the allegations of patent infringement. A two week jury trial was held in August of 2013. At trial, Nuance was seeking approximately $31 million in damages from the Company for the alleged infringement and, in addition, requested that this amount be trebled for alleged willful infringement. The jury returned a verdict of non-infringement on all counts. A final judgment was entered in favor of the Company and ABBYY by the District Court on August 26, 2013. Nuance filed post-judgment motions seeking a judgment as a matter of law, or in the alternative, for a new trial. Nuance’s motion was denied by the District Court on December 10, 2013. Nuance’s appeal to the Federal Circuit Court of Appeals was filed on July 2, 2014.

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

In February 2014, the Company and the class reached agreement on a stipulation for damages and attorneys’ fees. Under the terms of the stipulation, the Company agreed to pay $5.5 million in damages, which included forfeited vacation and personal choice days, waiting time penalties and interest, to former California based employees of the Company. The Company also agreed to pay class counsel $8.9 million in cost and attorneys’ fees which includes interest. The amount of $14.4 million was paid by the Company in February of 2014. The agreed upon stipulation was approved by the California Superior Court and this matter is now concluded.

Copyright Fees

Certain countries (primarily in Europe) and/or collecting societies representing copyright owners’ interests have taken action to impose fees on devices (such as scanners, printers and multifunction devices) alleging the copyright owners are entitled to compensation because these devices enable reproducing copyrighted content. Other countries are also considering imposing fees on certain devices. The amount of fees, if imposed, would depend on the number of products sold and the amounts of the fee on each product, which will vary by product and by country. The Company has accrued amounts that it believes are adequate to address the risks related to the copyright fee issues currently pending. The financial impact on the Company, which will depend in large part upon the outcome of local legislative processes, the Company’s and other industry participants’ outcome in contesting the fees and the Company’s ability to mitigate that impact by increasing prices, which ability will depend upon competitive market conditions, remains uncertain. As of June 30, 2014, the Company has accrued approximately $63.8 million for pending copyright fee charges, including litigation proceedings, local legislative initiatives and/or negotiations with the parties involved. Although it is reasonably possible that amounts may exceed the amount accrued by the Company, such amount, or range of possible loss, given the complexities of the legal issues in these matters, cannot be reasonably estimated by the Company at this time.

As of June 30, 2014, approximately $57.9 million of the $63.8 million accrued for the pending copyright fee issues was related to single function printer devices sold in Germany prior to December 31, 2007. For the period after 2007, the German copyright levy laws were revised and the Company has been making payments under this revised copyright levy scheme related to single function printers sold in Germany.

The VerwertungsGesellschaft Wort (“VG Wort”), a collection society representing certain copyright holders, instituted legal proceedings against Hewlett-Packard Company (“HP”) in July of 2004 relating to whether and to what extent copyright levies for photocopiers should be imposed in accordance with copyright laws implemented in Germany on single function printers. The Company is not a party to this lawsuit, although the Company and VG Wort entered into an agreement in October 2002 pursuant to which both VG Wort and the Company agreed to be bound by a decision of the court of final appeal in the VG Wort/HP litigation. On December 6, 2007, the Bundesgerichtshof (the “German Federal Supreme Court”) in the VG Wort litigation with HP issued a judgment that single function printer devices sold in Germany prior to December 31, 2007 are not subject to levies under the then existing law (German Federal Supreme Court, file reference I ZR 94/05). VG Wort filed an appeal with the Bundesverfassungsgericht (the “German Federal Constitutional Court”) challenging the ruling that single function printers are not subject to levies. On September 21, 2010, the German Federal Constitutional Court published a decision holding that the German Federal Supreme Court erred by not considering referring questions on interpretation of German copyright law to the Court of Justice of the European Communities (“CJEU”) and therefore revoked the German Federal Supreme Court decision and remitted the matter to it. On July 21, 2011, the German Federal Supreme Court stayed the proceedings and submitted several questions regarding the interpretation of Directive 2001/29/EC on the harmonization of certain aspects of copyright and related rights in the information society to the CJEU for a decision. The CJEU issued its opinion on June 27, 2013 and the matter has been remitted back to the German Federal Supreme Court for further proceedings. On July 3, 2014, the German Federal Supreme Court announced its judgment finding that single function printers are covered under the pre-2008 German copyright levy laws but remanded the matter back to the lower courts to assess the amount of any such copyright levy.

In December, 2009, VG Wort instituted non-binding arbitration proceedings against the Company before the arbitration board of the Patent and Trademark Office in Munich relating to whether, and to what extent, copyright levies should be imposed on single function printers sold by the Company in Germany from 2001 to 2007. In its submissions to the Patent and Trademark Office in Munich the Company asserted that all claims for levies on single function printers sold by the Company in Germany should be dismissed. On February 22, 2011 the arbitration board issued a partial decision finding that the claims of VG Wort for the years 2001 through 2005 are time barred by the statute of limitations. On October 27, 2011, the arbitration board further found that the copyright levy claims for single function printers for the years 2006 and 2007 should be dismissed pursuant to the October 2002 agreement between the Company and VG Wort finding the parties agreed to be bound by the judgment of the German Federal Supreme Court of December 6, 2007 which dismissed VG Wort’s copyright levy claims for single function printers. VG Wort has filed objections against these non-binding decisions and, on April 25, 2012, filed legal action against the Company in the Munich (Civil) Court of Appeals seeking to collect copyright levies for single function printers sold by the Company in Germany from 2001 to 2007. In contesting VG Wort’s filing, the Company is seeking the Munich (Civil) Court of Appeals’ determination that the Company does not owe copyright levies for single function printers sold by the Company in Germany for the contested period. On June 6, 2013, the Munich (Civil) Court of Appeals ruled that the Company’s payment obligation for single-function printers sold until 2007 is dependent on the final outcome of the industry-wide litigation of VG Wort vs. HP described above. On June 26, 2013, the Company filed a complaint against denial of leave of appeal with the German Federal Supreme Court. On June 12, 2014, the German Federal Supreme Court denied the Company’s appeal.  The Company has appealed the decision to the Bundesverfassungsgericht (the “German Federal Constitutional Court”) challenging the lower court’s ruling.

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

15.          RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Updates Recently Issued and Effective

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires that unrecognized tax benefits be presented as a reduction to deferred tax assets for all same jurisdiction loss or other tax carryforwards that are available and would be used by the entity to settle additional income taxes resulting from disallowance of the uncertain tax position. The amendments in ASU 2013-11 became effective for the Company in the first quarter of 2014 and were applied prospectively, which resulted in a reduction of approximately $1 million to Other assets and Other liabilities as of June 30, 2014 in the Consolidated Condensed Statements of Financial Position.

Accounting Standards Updates Recently Issued But Not Yet Effective

In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). Under ASU 2014-08, only a disposal of a component or a group of components that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results will qualify as a discontinued operation. In addition, under the revised definition, reporting discontinued operations will no longer be precluded when the operations and cash flows of the disposed component have not been eliminated from ongoing operations or when there is significant continuing involvement with the component after disposal. The amendments in ASU 2014-08 will be effective prospectively for the Company in the first quarter of 2015. The Company does not anticipate a material impact to its financial statements from ASU 2014-08, absent any disposals of components or groups of components that have a major effect on the Company’s operations and financial results in future periods.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a new comprehensive standard for revenue recognition that is based on the core principle that revenue be recognized in a manner that depicts the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Under the new standard, a good or service is transferred to the customer when (or as) the customer obtains control of the good or service, which differs from the risk and rewards approach under current guidance. The new standard provides guidance for transactions that were not previously addressed comprehensively, including service revenue and contract modifications, eliminates industry-specific revenue recognition guidance, including that for software, and requires enhanced disclosures about revenue. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts to transfer nonfinancial assets outside of the entity’s ordinary activities except for certain contracts within the scope of other standards (such as leases). Areas of potential change for the Company include, but are not limited to, units of accounting, the determination of the transaction price, the allocation of the transaction price to multiple goods and services, transfer of control, software licenses, and capitalization of contract costs.

ASU 2014-09 will be effective for the Company on January 1, 2017 and may be adopted through either retrospective application to all periods presented or through a cumulative effect adjustment to retained earnings by applying the new guidance to contracts that still require performance at the effective date. Early adoption is not permitted. The Company is in the process of evaluating the new standard and cannot currently estimate the financial statement impact of adoption. The Company has not made a decision regarding the transition method it will use to adopt the new standard.

The FASB issued other guidance during 2014 that is not applicable to the Company’s current financial statements and disclosures and, therefore, is not discussed above.

16.          SUBSEQUENT EVENTS

On July 14, 2014, the Company increased its cash tender offer to ReadSoft shareholders and acquired shares in ReadSoft. Refer to Note 3, Business Combinations and Divestitures, of the Notes to Consolidated Condensed Financial Statements for more information.

On July 24, 2014, the Company’s Board of Directors approved a quarterly dividend of $0.36 per share of Class A Common Stock. The dividend is payable September 12, 2014 to stockholders of record on August 29, 2014.

After the close of the markets on July 24, 2014, the Company entered into an ASR Agreement with a financial institution counterparty. Pursuant to the terms of the ASR Agreement, the Company will purchase $18 million of the outstanding shares of its Class A Common Stock from the financial institution counterparty. Under the ASR Agreement, the financial institution counterparty delivered to the Company on July 29, 2014, 0.3 million shares, equal to 85 percent of the shares that would be repurchased at the closing price of the Company’s Class A Common Stock on July 24, 2014. Upon delivery of these shares, the number of shares held in treasury increased from 34.8 million shares to 35.1 million shares. The final number of shares to be delivered to the Company by the financial institution counterparty under the ASR Agreement shall be adjusted based on a discount to the average of the daily volume weighted-average price of the Company’s Class A Common Stock during the term of the ASR Agreement. If the number of shares to be delivered to the Company is less than the initial delivery of shares by the financial institution counterparty, the Company may be required to remit shares or cash to the financial institution counterparty as a result of such adjustment. The Company controls the election to deliver either additional shares or cash to the counterparty. The share repurchases are expected to be completed during the third quarter of 2014.

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

•         The ISS strategy is primarily focused on capturing profitable supplies and service annuities generated from its MPS, industry-specific solutions and hardware sales of large and small workgroup devices.

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

The Company remains committed to its stated capital allocation framework of returning, on average, more than 50% of free cash flow (net cash flows provided by operating activities minus purchases of property, plant and equipment plus proceeds from the sale of fixed assets) to its shareholders through dividends and share repurchases while pursuing acquisitions and organic investments that support the strengthening and growth of the Company.

Business Factors

For the three months ended June 30, 2014, total Lexmark revenue increased 1% YTY, primarily due to increases in large workgroup and laser supplies revenue in the ISS segment and due to Perceptive Software revenue increases, partially offset by the impact of the Company’s planned exit from inkjet technologies. For the three months ended June 30, 2014, operating income decreased 54% YTY primarily due to the Gain on sale of inkjet-related technology and assets recognized in the second quarter of 2013 and higher acquisition-related adjustments, partially offset by higher gross profit.

For the six months ended June 30, 2014, total Lexmark revenue was relatively unchanged YTY, as the impact of the Company’s planned exit from inkjet technologies was mostly offset by increases in laser supplies revenue in the ISS segment and Perceptive Software revenue increases. For the six months ended June 30, 2014, operating income decreased 41% YTY primarily due to the Gain on sale of inkjet-related technology and assets recognized in the second quarter of 2013 and higher acquisition-related adjustments, partially offset by higher gross profit.

Results for all periods presented reflect the retrospective application of the change in accounting method for pension and other postretirement plan benefit obligations and related changes to inventory costing, capitalization of internal-use software costs and the allocation of pension and other postretirement plan costs to reportable segments described in our 2013 Annual Report on Form 10-K.

Refer to Note 3 of the Notes to Consolidated Condensed Financial Statements for information regarding corrections to reflect how the components of the Gain on sale of inkjet-related technology and assets were recognized in the Company’s segments.

ISS

Lexmark’s ISS segment continues to focus on capturing profitable supplies and service annuities generated from its monochrome and color laser printers and MFPs. Associated strategic initiatives include:

•         Expanding and strengthening the Company’s product line of workgroup monochrome and color laser printers and laser MFP devices;

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

Operating Results Summary

The following discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements and Notes thereto. The following table summarizes the results of the Company’s operations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30				Six Months Ended June 30
	2014		2013		2014		2013
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev
Revenue	$891.8	100%	$886.7	100%	$1,769.5	100%	$1,771.0	100%
Gross profit	351.2	39	341.9	39	692.8	39	678.2	38
Operating expense	288.8	32	206.3	23	576.5	33	480.4	27
Operating income	62.4	7	135.6	15	116.3	7	197.8	11
Net earnings	37.5	4	94.1	11	66.8	4	134.1	8

Current Quarter

For the three months ended June 30, 2014, total revenue was $891.8 million, up 1% from 2013. Gross profit increased 3%, operating expense increased 40% and operating income decreased 54% when compared to the same period in 2013.

Net earnings for the three months ended June 30, 2014 declined from the prior year primarily due to lower operating income and a higher effective tax rate. Net earnings for the three months ended June 30, 2014 included $26.2 million of pre-tax acquisition and divestiture-related adjustments, $11.8 million of pre-tax restructuring charges and project costs and a pension and other postretirement benefit plan actuarial gain of $2.9 million. Net earnings for the three months ended June 30, 2013 included $71.0 million of pre-tax divestiture-related benefit, $19.9 million of pre-tax acquisition-related adjustments and $13.3 million of pre-tax restructuring charges and project costs.

Year to Date

For the six months ended June 30, 2014, total revenue was $1,769.5 million, relatively unchanged from 2013. Gross profit increased 2%, operating expense increased 20% and operating income decreased 41% when compared to the same period in 2013.

Net earnings for the six months ended June 30, 2014 declined from the prior year primarily due to lower operating income and a higher effective tax rate, partially offset by lower interest and other non-operating expenses. Net earnings for the six months ended June 30, 2014 included $52.5 million of pre-tax acquisition and divestiture-related adjustments, $23.7 million of pre-tax restructuring charges and project costs and a pension and other postretirement benefit plan actuarial gain of $2.9 million. Net earnings for the six months ended June 30, 2013 included $70.8 million of pre-tax divestiture-related benefit, $37.5 million of pre-tax acquisition-related adjustments, and $22.4 million of pre-tax restructuring charges and project costs.

Revenue

For the three months ended June 30, 2014, consolidated revenue increased 1% YTY and reflected an unfavorable impact of the Company’s exit of inkjet technology of approximately 4%. For the six months ended June 30, 2014, total Lexmark revenue was relatively unchanged YTY and reflected unfavorable inkjet exit impact of approximately 5%.

The following table provides a breakdown of the Company’s revenue by segment:

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2014	2013	% Change	2014	2013	% Change
ISS	$830.3	$828.1	–%	$1,647.0	$1,668.3	(1)%
Perceptive Software	61.5	58.6	5	122.5	102.7	19
Total revenue	$891.8	$886.7	1%	$1,769.5	$1,771.0	–%

ISS

For the three months ended June 30, 2014, ISS revenue increased slightly compared to the same period in 2013, including an unfavorable inkjet exit impact of approximately 4%. Laser hardware revenue increased 7% YTY. Large workgroup laser hardware revenue, which represented about 84% of total hardware revenue for the three months ended June 30, 2014, increased 9% YTY reflecting a 7% increase in units and a 2% increase in average unit revenue (“AUR”), reflecting growth in the segment’s MPS business. The increase in units was driven by growth in MFP devices. Small workgroup laser hardware revenue, which for the three months ended June 30, 2014 represented about 16% of total hardware revenue, declined 3% YTY driven by a 9% decrease in AUR driven by a higher relative proportion of revenue for mono devices, partially offset by a 6% increase in units driven by growth in MFP devices. There was no inkjet exit hardware revenue for the three months ended June 30, 2014. The Company uses the term “large workgroup” to include departmental, large workgroup and medium workgroup lasers, which are typically attached directly to large workgroup networks, as well as dot matrix printers and options. The term “small workgroup” includes small workgroup lasers and personal lasers, which are attached to small workgroup networks and/or personal computers. The Company uses the term “inkjet exit” to include consumer and business inkjet hardware and supplies.

Supplies revenue for the three months ended June 30, 2014 was down 1% compared to the same period in 2013 with laser supplies revenue increasing 5% YTY primarily due to increased end-user demand attributed to growth in in the segment’s MPS business and large workgroup installed base. Inkjet exit supplies revenue declined 32% YTY due to ongoing and expected declines in the inkjet install base as the Company has exited inkjet technology.

For the six months ended June 30, 2014, ISS revenue declined 1% compared to the same period in 2013, of which approximately 5% was due to the Company’s exit of inkjet technology. Laser hardware revenue declined 1% YTY. Large workgroup laser hardware revenue, which represented about 84% of total hardware revenue for the six months ended June 30, 2014, was unchanged YTY reflecting a 5% increase in units, mostly offset by a 4% decrease in AUR. The increase in units was driven by growth in MFPs and reflected growth in the segment’s MPS business. The decline in AUR was primarily due to competitive pricing pressures during the first quarter of 2014, particularly for sales through the Company’s channel partners. Small workgroup laser hardware revenue, which for the six months ended June 30, 2014 represented about 16% of total hardware revenue, declined 5% YTY driven by a 7% decrease in AUR driven by competitive pricing pressures and a higher relative proportion of revenue for mono devices, partially offset by a 2% increase in units. There was no inkjet exit hardware revenue for the six months ended June 30, 2014.

Supplies revenue for the six months ended June 30, 2014 was down 1% compared to the same period in 2013 with laser supplies revenue increasing 7% YTY primarily due to increased end-user demand. Inkjet exit supplies revenue declined 36% YTY due to ongoing and expected declines in the inkjet install base as the Company has exited inkjet technology.

Perceptive Software

For the three months ended June 30, 2014, revenue for Perceptive Software increased 5% compared to the same period in 2013. Excluding the impact of acquisition-related adjustments, revenue for Perceptive Software for the quarter ended June 30, 2014 increased 3% YTY. The YTY increases are due to the acquisitions of Saperion and PACSGEAR during 2013, partially offset by organic decline of 12%. This decline was driven by lower YTY perpetual license revenue, particularly in the U.S., attributed to timing for closing of customer contracts as well as selection of a subscription model by certain customers during the quarter.

For the six months ended June 30, 2014, revenue for Perceptive Software increased 19% compared to the same period in 2013. Excluding the impact of acquisition-related adjustments, revenue for Perceptive Software for the quarter ended June 30, 2014 increased 18% YTY. The YTY increases are due to the acquisitions of Twistage, AccessVia, Saperion and PACSGEAR during 2013, partially offset by organic decline of 2%. This decline was driven by lower YTY perpetual license revenue, particularly in the U.S. The 2014 and 2013 financial results for the Perceptive Software reportable segment only include activity occurring after the dates of acquisitions.

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

See “Acquisition and Divestiture-related Adjustments” section that follows for further discussion.

Revenue by Geography

The following table provides a breakdown of the Company’s revenue by geography:

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2014	2013	% Change	2014	2013	% Change
United States	$372.6	$382.7	(3)%	$754.6	$758.1	–%
Europe, the Middle East, & Africa ("EMEA")	339.0	325.2	4	652.1	660.3	(1)
Other international	180.2	178.8	1	362.8	352.6	3
Total revenue	$891.8	$886.7	1%	$1,769.5	$1,771.0	–%

For the three months ended June 30, 2014, revenues in the United States declined compared to the same period in 2013 primarily due to the negative impact of the Company’s planned exit from inkjet technologies, partially offset by higher laser revenue in the region. Revenues in EMEA increased compared to the same period in 2013 primarily due to increased laser supplies revenue and growth in Perceptive Software in the region attributed to investments in the segment’s sales and marketing structure and the acquisition of Saperion, partially offset by impact of the Company’s planned exit from inkjet technologies. Revenues in other international regions increased slightly YTY. For the three months ended June 30, 2014, laser supplies revenue increased in all geographies compared with the same period in the prior year. For the three months ended June 30, 2014, currency exchange rates had a negligible YTY impact on total revenue.

For the six months ended June 30, 2014, revenues in the United States declined slightly compared to the same period in 2013, primarily due to the negative impact of the Company’s planned exit from inkjet technologies, partially offset by higher laser and Perceptive Software revenue in the region. Revenues in EMEA declined compared to the same period in 2013 principally due to the impact of the Company’s planned exit from inkjet technologies, partially offset by increased laser supplies revenue and growth in Perceptive Software in the region attributed to investments in the segment’s sales and marketing structure and the acquisition of Saperion. The YTY increase in revenues in other international regions reflects growth in Asia in both the ISS and Perceptive Software segments. For the six months ended June 30, 2014, laser supplies revenue increased in all geographies compared with the same period in the prior year. For the six months ended June 30, 2014, currency exchange rates had a negligible YTY impact on total revenue.

Gross Profit

The following table provides gross profit information:

	Three Months Ended June 30				Six Months Ended June 30
(Dollars in millions)	2014	2013	Change		2014	2013	Change
Gross profit dollars	$351.2	$341.9	3%		$692.8	$678.2	2%
% of revenue	39%	39%	–	pts	39%	38%	1	pts

For the three months ended June 30, 2014, consolidated gross profit increased 3% and gross profit as a percentage of revenue was unchanged compared to the same period in 2013. Gross profit as a percentage of revenue for the three months ended June 30, 2014 versus the same period in 2013 was impacted by a 2 percentage point YTY increase due to improved product margins, particularly for laser hardware, and lower YTY restructuring charges, partially offset by a 2 percentage point YTY decrease due to unfavorable mix driven by relatively higher levels of laser hardware and less inkjet supplies revenue. Gross profit for the three months ended June 30, 2014 included $2.0 million of pre-tax restructuring charges and project costs, $12.7 million of pre-tax acquisition-related adjustments and a pension and other postretirement benefit plan actuarial gain of $0.6 million. Gross profit for the three months ended June 30, 2013 included $5.9 million of pre-tax restructuring charges and project costs as well as $12.3 million of pre-tax acquisition-related adjustments.

For the six months ended June 30, 2014, consolidated gross profit increased 2% and gross profit as a percentage of revenue increased by 1 percentage point compared to the same period in 2013. Gross profit as a percentage of revenue for the six months ended June 30, 2014 versus the same period in 2013 was impacted by a 1 percentage point YTY increase due to improved laser hardware product margins. The mix impact was negligible, as the benefit from lower relative levels of inkjet hardware and relatively more laser supplies revenue was offset by the unfavorable impact of relatively less inkjet supplies revenue. Gross profit for the six months ended June 30, 2014 included $8.6 million of pre-tax restructuring charges and project costs, $25.9 million of pre-tax acquisition-related adjustments and a pension and other postretirement benefit plan actuarial gain of $0.6 million. Gross profit for the six months ended June 30, 2013 included $13.3 million of pre-tax restructuring charges and project costs as well as $22.9 million of pre-tax acquisition-related adjustments.

See “Restructuring Charges and Project Costs” and “Acquisition and Divestiture-related Adjustments” sections that follow for further discussion.

Operating Expense

The following table presents information regarding the Company’s operating expenses during the periods indicated:

	Three Months Ended June 30				Six Months Ended June 30
	2014		2013		2014		2013
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev
Research and development	$80.9	9%	$77.3	9%	$160.0	9%	$155.6	9%
Selling, general and administrative	201.6	23	201.3	23	408.6	23	401.1	23
Gain on sale of inkjet-related
technology and assets	–	–	(73.5)	(8)	–	–	(73.5)	(4)
Restructuring and related charges	6.3	1	1.2	–	7.9	–	(2.8)	–
Total operating expense	$288.8	32%	$206.3	23%	$576.5	33%	$480.4	27%

For the three months ended June 30, 2014, total operating expense increased 40% compared to the same period in 2013, primarily due to the Gain on sale of inkjet-related technology and assets recognized in the 2013 period. Research and development expenses for the three months ended June 30, 2014 increased 5% compared with the same period in 2013 driven by increased investment in Perceptive Software. Selling, general and administrative expenses for the three months ended June 30, 2014 increased slightly compared with the same period in 2013, as investment in the ISS and Perceptive Software segments were offset by expense reductions in All other due to the Company’s 2012 restructuring actions and overall expense management.

For the six months ended June 30, 2014, total operating expense increased 20% compared to the same period in 2013, primarily due to the Gain on sale of inkjet-related technology and assets recognized in the 2013 period. Research and development expenses for the six months ended June 30, 2014 increased 3% compared with the same period in 2013 driven by increased investment in Perceptive Software, partially offset by expense reductions in the ISS segment due to the Company’s 2012 restructuring actions and overall expense management. Selling, general and administrative expenses for the six months ended June 30, 2014 increased 2% compared with the same period in 2013 driven by higher acquisition and divestiture-related adjustments and investments in the ISS and Perceptive Software segments, partially offset by lower restructuring charges and project costs and expense reductions in All other due to the Company’s 2012 restructuring actions and overall expense management.

The following table provides restructuring charges and project costs, acquisition and divestiture-related adjustments, and pension and other postretirement benefit plan gains and losses included in the Company’s operating expense for the periods presented:

	Three Months Ended June 30
	2014			2013
			Pension and
		Acquisition	other		Acquisition
	Restructuring	and divestiture-	postretirement	Restructuring	and divestiture-
	charges and	related	benefit plan net	charges and	related
(Dollars in millions)	project costs	adjustments	(gain) loss	project costs	adjustments
Research and development	$–	$0.2	$(1.2)	$–	$0.2
Selling, general and
administrative	3.5	13.3	(1.1)	6.2	9.9
Restructuring and related
charges	6.3	–	–	1.2	–
Gain on sale of inkjet-related
technology and assets	–	–	–	–	(73.5)
Total	$9.8	$13.5	$(2.3)	$7.4	$(63.4)

	Six Months Ended June 30
	2014			2013
			Pension and
		Acquisition	other		Acquisition
	Restructuring	and divestiture-	postretirement	Restructuring	and divestiture-
	charges and	related	benefit plan net	charges and	related
(Dollars in millions)	project costs	adjustments	(gain) loss	project costs	adjustments
Research and development	$–	$0.4	$(1.2)	$–	$0.3
Selling, general and
administrative	7.2	26.2	(1.1)	11.9	17.0
Restructuring and related
charges	7.9	–	–	(2.8)	–
Gain on sale of inkjet-related
technology and assets	–	–	–	–	(73.5)
Total	$15.1	$26.6	$(2.3)	$9.1	$(56.2)

See “Restructuring Charges and Project Costs” and “Acquisition and Divestiture-related Adjustments” sections that follow for further discussion.

Operating Income (Loss)

The following table provides operating income (loss) by segment:

	Three Months Ended June 30				Six Months Ended June 30
(Dollars in millions)	2014	2013	Change		2014	2013	Change
ISS	$158.3	$261.9	(40)%		$314.8	$423.4	(26)%
% of segment revenue	19%	32%	(13)	pt	19%	25%	(6)	pt

Perceptive Software	(21.1)	(17.6)	(20)%		(44.4)	(40.3)	(10)%
% of segment revenue	(34)%	(30)%	(4)	pt	(36)%	(39)%	3	pt

All other	(74.8)	(108.7)	31%		(154.1)	(185.3)	17%
Total operating income (loss)	$62.4	$135.6	(54)%		$116.3	$197.8	(41)%
% of total revenue	7%	15%	(8)	pt	7%	11%	(4)	pt

For the three months ended June 30, 2014, the decrease in consolidated operating income from the same period in 2013 reflects lower operating income in the ISS segment and higher operating losses in Perceptive Software, partially offset by lower operating losses in All other. The lower ISS operating income for the three months ended June 30, 2014 is primarily due to the Gain on sale of inkjet-related technology and assets recognized in the 2013 period, included in acquisition and divestiture-related adjustments below. Additionally, strong laser performance offset the decline due to the inkjet exit. The higher operating losses in Perceptive Software were driven by a decline in organic revenue, particularly perpetual license revenue. The lower operating losses in All other were primarily due to lower acquisition and divestiture-related adjustments as well as expense reductions due to the Company’s 2012 restructuring actions and overall expense management.

For the six months ended June 30, 2014, the decrease in consolidated operating income from the same period in 2013 reflects lower operating income in the ISS segment and higher operating losses in Perceptive Software, partially offset by lower operating losses in All other. The lower ISS operating income for the six months ended June 30, 2014 is primarily due to the Gain on sale of inkjet-related technology and assets recognized in the 2013 period, included in acquisition and divestiture-related adjustments below. Additionally, the decline in inkjet exit supplies revenue was partially offset by increased laser supplies revenue and a reduction in operating expenses due to the Company’s previously announced restructuring and ongoing expense actions. The higher operating losses in Perceptive Software were driven by a decline in organic revenue, particularly perpetual license revenue. The lower operating losses in All other were primarily due to lower acquisition and divestiture-related adjustments as well as expense reductions due to the Company’s 2012 restructuring actions and overall expense management.

The following tables provide restructuring charges and project costs, acquisition and divestiture-related adjustments, and pension and other postretirement benefit plan gains and losses included in the Company’s operating income for the periods presented:

	Three Months Ended June 30
	2014			2013
			Pension and
		Acquisition	other		Acquisition
	Restructuring	and divestiture-	postretirement	Restructuring	and divestiture-
	charges and	related	benefit plan net	charges and	related
(Dollars in millions)	project costs	adjustments	(gain) loss	project costs	adjustments
ISS	$7.6	$0.5	$–	$4.5	$(100.8)
Perceptive Software	(0.1)	19.2	–	4.1	16.0
All other	4.3	6.5	(2.9)	4.7	33.7
Total	$11.8	$26.2	$(2.9)	$13.3	$(51.1)

	Six Months Ended June 30
	2014			2013
			Pension and
		Acquisition	other		Acquisition
	Restructuring	and divestiture-	postretirement	Restructuring	and divestiture-
	charges and	related	benefit plan net	charges and	related
(Dollars in millions)	project costs	adjustments	(gain) loss	project costs	adjustments
ISS	$14.7	$1.8	$–	$10.7	$(100.5)
Perceptive Software	0.9	39.7	–	4.1	31.3
All other	8.1	11.0	(2.9)	7.6	35.9
Total	$23.7	$52.5	$(2.9)	$22.4	$(33.3)

See “Restructuring Charges and Project Costs” and “Acquisition and Divestiture-related Adjustments” sections that follow for further discussion.

Interest and Other

The following table provides interest and other information:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2014	2013	2014	2013
Interest expense (income), net	$7.4	$7.9	$15.2	$17.3
Other expense (income), net	0.3	1.5	1.1	2.4
Loss on extinguishment of debt	–	–	–	3.3
Total interest and other expense (income), net	$7.7	$9.4	$16.3	$23.0

During the three months ended June 30, 2014, total interest and other expense (income) decreased compared to the same period in 2013. During the six months ended June 30, 2014, total interest and other expense (income) decreased compared to the same period in

2013, primarily due to the loss on extinguishment of debt included in the 2013 period and lower net interest expense. For the six months ended June 30, 2013, the loss of $3.3 million on extinguishment of debt is comprised of $3.2 million of premium paid upon repayment of the Company’s 2013 senior notes and $0.1 million related to the write-off of related debt issuance costs.

Provision for Income Taxes and Related Matters

The Provision for income taxes for the three months ended June 30, 2014, was an expense of $17.2 million or an effective tax rate of 31.4%, compared to an expense of $32.1 million or an effective tax rate of 25.4% for the three months ended June 30, 2013. The difference in these rates is primarily due to the fact that the effective rate on the Company’s divestiture of certain inkjet-related technology and assets in 2013 was lower than the overall stated rate, a shift in the expected geographic distribution of earnings for 2014, and that the U.S. research and experimentation tax credit was not in effect during the second quarter of 2014, but was in effect during the second quarter of 2013. Additionally, for the three months ended June 30, 2014, the Company increased income tax expense by $1.0 million in recognition of several discrete items, which included the recognition of tax impacts associated with certain inter-company transactions.

The Provision for income taxes for the six months ended June 30, 2014, was an expense of $33.2 million or an effective tax rate of 33.2%, compared to an expense of $40.7 million or an effective tax rate of 23.3% for the six months ended June 30, 2013. The difference in these rates is primarily due to the fact that the effective rate on the Company’s divestiture of certain inkjet-related technology and assets in 2013 was lower than the overall stated rate, a shift in the expected geographic distribution of earnings for 2014, and that the U.S. research and experimentation tax credit was not in effect during the first six months of 2014, but was in effect during the first six months of 2013. Additionally, for the six months ended June 30, 2014, the Company decreased income tax expense by $3.3 million in recognition of several discrete items, which included the recognition of tax impacts associated with certain inter-company transactions.

Net Earnings and Earnings per Share

The following table summarizes net earnings and basic and diluted net earnings per share:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share amounts)	2014	2013	2014	2013
Net earnings	$37.5	$94.1	$66.8	$134.1

Basic earnings per share	$0.60	$1.49	$1.08	$2.11
Diluted earnings per share	$0.59	$1.47	$1.05	$2.08

Net earnings for the three months ended June 30, 2014 declined from the prior year primarily due to decreased operating income and a higher effective tax rate. The decrease in operating income for the three months ended June 30, 2014 is primarily due to the Gain on sale of inkjet-related technology and assets recognized in the second quarter of 2013 and higher acquisition-related adjustments, partially offset by higher gross profit. For the three months ended June 30, 2014, the YTY decrease in basic and diluted earnings per share was primarily due to lower earnings partially offset by a reduction in weighted average shares outstanding.

Net earnings for the six months ended June 30, 2014 declined from the prior year primarily due to decreased operating income and a higher effective tax rate, partially offset by lower interest and other non-operating expenses. The decrease in operating income for the six months ended June 30, 2014 is primarily due to the Gain on sale of inkjet-related technology and assets recognized in the second quarter of 2013 and higher acquisition-related adjustments, partially offset by higher gross profit. For the six months ended June 30, 2014, the YTY decrease in basic and diluted earnings per share was primarily due to lower earnings partially offset by a reduction in weighted average shares outstanding.

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

The 2012 Restructuring Actions are expected to impact about 2,063 positions worldwide, including 300 manufacturing positions. The 2012 Restructuring Actions will result in total pre-tax charges, including project costs, of approximately $232 million with $201.1 million incurred to date, approximately $27.4 million still to be incurred in 2014 and the remaining $3.5 million to be incurred in 2015. The Company expects the total cash costs of the 2012 Restructuring Actions to be approximately $144 million with $120.2 million incurred to date, $20.6 million impacting the remainder of 2014, and the remaining $3.2 million impacting 2015. The anticipated timing of cash outlays for the 2012 Restructuring Actions is $18.0 million through the second quarter of 2014, $31.1 million for the remainder of 2014 and $4 million in 2015, with cash outlays of approximately $49.7 million in 2013, $38.0 million in 2012 and $3.2 million in 2011.

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

Refer to Note 4 of the Notes to Consolidated Condensed Financial Statements for a description of the Company’s Other Restructuring Actions. In the first six months of 2014, employee termination benefit charges were incurred for actions that were not a part of an announced plan. The Other Restructuring Actions are substantially completed and any remaining charges to be incurred are expected to be immaterial.

Refer to Note 4 of the Notes to Consolidated Condensed Financial Statements for a rollforward of the liability incurred for the 2012 Restructuring Actions and the Other Restructuring Actions.

Impact to 2014 Financial Results

For the three months ended June 30, 2014, the Company incurred charges (reversals), including project costs, for its restructuring plans as follows:

	2012 Actions	2012 Actions		Other Actions
	Restructuring	Restructuring		Restructuring
	Charges	Project	2012 Actions	Charges
(Dollars in millions)	(Note 4)	Costs	Total	(Note 4)	Total
Excess components and other
inventory-related charges	$2.2	$–	$2.2	$–	$2.2
Employee termination benefit
charges	5.0	–	5.0	–	5.0
Contract termination and lease
charges	0.5	–	0.5	0.8	1.3
Project costs	–	3.3	3.3	–	3.3
Total restructuring charges and
project costs	$7.7	$3.3	$11.0	$0.8	$11.8

Restructuring charges and project costs are recorded in the Company’s Consolidated Condensed Statements of Earnings for the three months ended June 30, 2014 as follows:

			Selling, general	Restructuring	Impact on
	Restructuring-	Impact on	and	and related	Operating
(Dollars in millions)	related costs	Gross profit	administrative	charges	income
Accelerated depreciation charges	$(0.2)	$(0.2)	$0.2	$–	$–
Excess components and other
inventory-related charges	2.2	2.2	–	–	2.2
Employee termination benefit
charges	–	–	–	5.0	5.0
Contract termination and lease
charges	–	–	–	1.3	1.3
Project costs	–	–	3.3	–	3.3
Total restructuring charges and
project costs	$2.0	$2.0	$3.5	$6.3	$11.8

For the three months ended June 30, 2014, restructuring charges and project costs were incurred in the Company’s segments as follows:

(Dollars in millions)	2012 Actions	Other Actions	Total
ISS	$6.8	$0.8	$7.6
All other	4.2	0.1	4.3
Perceptive Software	–	(0.1)	(0.1)
Total restructuring charges/project costs	$11.0	$0.8	$11.8

For the six months ended June 30, 2014, the Company incurred charges (reversals), including project costs, for its restructuring plans as follows:

	2012 Actions	2012 Actions		Other Actions
	Restructuring	Restructuring		Restructuring
	Charges	Project	2012 Actions	Charges
(Dollars in millions)	(Note 4)	Costs	Total	(Note 4)	Total
Accelerated depreciation charges	$2.4	$–	$2.4	$–	$2.4
Excess components and other
inventory-related charges	7.6	–	7.6	–	7.6
Employee termination benefit
charges	5.5	–	5.5	1.1	6.6
Contract termination and lease
charges	0.5	–	0.5	0.8	1.3
Project costs	–	5.8	5.8	–	5.8
Total restructuring charges and
project costs	$16.0	$5.8	$21.8	$1.9	$23.7

Restructuring charges and project costs are recorded in the Company’s Consolidated Condensed Statements of Earnings for the six months ended June 30, 2014 as follows:

			Selling, general	Restructuring	Impact on
	Restructuring-	Impact on	and	and related	Operating
(Dollars in millions)	related costs	Gross profit	administrative	charges	income
Accelerated depreciation charges	$1.0	$1.0	$1.4	$–	$2.4
Excess components and other
inventory-related charges	7.6	7.6	–	–	7.6
Employee termination benefit
charges	–	–	–	6.6	6.6
Contract termination and lease
charges	–	–	–	1.3	1.3
Project costs	–	–	5.8	–	5.8
Total restructuring charges and
project costs	$8.6	$8.6	$7.2	$7.9	$23.7

For the six months ended June 30, 2014, restructuring charges and project costs were incurred in the Company’s segments as follows:

(Dollars in millions)	2012 Actions	Other Actions	Total
ISS	$13.8	$0.9	$14.7
All other	7.5	0.6	8.1
Perceptive Software	0.5	0.4	0.9
Total restructuring charges/project costs	$21.8	$1.9	$23.7

Impact to 2013 Financial Results

For the three months ended June 30, 2013, the Company incurred charges (reversals), including project costs, for its restructuring plans as follows:

	2012 Actions			Other Actions
	Restructuring	2012 Actions		Restructuring
	Charges	Restructuring	2012 Actions	Charges
(Dollars in millions)	(Note 4)	Project Costs	Total	(Note 4)	Total
Accelerated depreciation charges	$2.3	$–	$2.3	$–	$2.3
Excess components and other
inventory-related charges	5.2	–	5.2	–	5.2
Employee termination benefit charges	1.5	–	1.5	(0.2)	1.3
Contract termination and lease charges	(0.1)	–	(0.1)	–	(0.1)
Project costs	–	4.6	4.6	–	4.6
Total restructuring charges/project costs	$8.9	$4.6	$13.5	$(0.2)	$13.3

Restructuring charges and project costs are recorded in the Company’s Consolidated Condensed Statements of Earnings for the three months ended June 30, 2013 as follows:

			Selling, general	Restructuring	Impact on
	Restructuring-	Impact on	and	and related	Operating
(Dollars in millions)	related costs	Gross profit	administrative	charges	income
Accelerated depreciation charges	$0.7	$0.7	$1.6	$–	$2.3
Excess components and other
inventory-related charges	5.2	5.2	–	–	5.2
Employee termination benefit
charges	–	–	–	1.3	1.3
Contract termination and lease
charges	–	–	–	(0.1)	(0.1)
Project costs	–	–	4.6	–	4.6
Total restructuring charges and
project costs	$5.9	$5.9	$6.2	$1.2	$13.3

For the three months ended June 30, 2013, restructuring charges and project costs were incurred in the Company’s segments as follows:

(Dollars in millions)	2012 Actions	Other Actions	Total
ISS	$4.8	$(0.3)	$4.5
All other	4.6	0.1	4.7
Perceptive Software	4.1	–	4.1
Total restructuring charges/project costs	$13.5	$(0.2)	$13.3

For the six months ended June 30, 2013, the Company incurred charges (reversals), including project costs, for its restructuring plans as follows:

	2012 Actions			Other Actions
	Restructuring	2012 Actions		Restructuring
	Charges	Restructuring	2012 Actions	Charges
(Dollars in millions)	(Note 4)	Project Costs	Total	(Note 4)	Total
Accelerated depreciation charges	$6.5	$–	$6.5	$–	$6.5
Excess components and other
inventory-related charges	10.2	–	10.2	–	10.2
Employee termination benefit charges	(2.5)	–	(2.5)	(0.2)	(2.7)
Contract termination and lease charges	(0.1)	–	(0.1)	–	(0.1)
Project costs	–	8.5	8.5	–	8.5
Total restructuring charges/project costs	$14.1	$8.5	$22.6	$(0.2)	$22.4

The reversal for employee termination benefit charges was due to a revision in assumptions regarding reductions in workforce that occurred in the first quarter of 2013, driven by the inclusion of one of the Company’s subsidiaries in the sale of inkjet technology and related assets that closed in the second quarter of 2013.

Restructuring charges and project costs are recorded in the Company’s Consolidated Condensed Statements of Earnings for the six months ended June 30, 2013 as follows:

			Selling, general	Restructuring	Impact on
	Restructuring-	Impact on	and	and related	Operating
(Dollars in millions)	related costs	Gross profit	administrative	charges	income
Accelerated depreciation charges	$2.9	$2.9	$3.6	$–	$6.5
Excess components and other
inventory-related charges	10.2	10.2	–	–	10.2
Employee termination benefit
charges	–	–	–	(2.7)	(2.7)
Contract termination and lease
charges	–	–	–	(0.1)	(0.1)
Project costs	0.2	0.2	8.3	–	8.5
Total restructuring charges and
project costs	$13.3	$13.3	$11.9	$(2.8)	$22.4

For the six months ended June 30, 2013, restructuring charges and project costs were incurred in the Company’s segments as follows:

(Dollars in millions)	2012 Actions	Other Actions	Total
ISS	$11.0	$(0.3)	$10.7
All other	7.5	0.1	7.6
Perceptive Software	4.1	–	4.1
Total restructuring charges/project costs	$22.6	$(0.2)	$22.4

ACQUISITION AND DIVESTITURE-RELATED ADJUSTMENTS

Pre-tax acquisition and divestiture-related adjustments affected the Company’s financial results as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in Millions)	2014	2013	2014	2013
Reduction in revenue	$2.4	$3.5	$5.4	$5.6
Amortization of intangible assets	16.7	13.4	34.0	26.4
Acquisition and integration costs	6.8	3.0	11.6	5.5
Total acquisition-related adjustments	$25.9	$19.9	$51.0	$37.5
Gain on sale of inkjet-related technology and assets	–	(73.5)	–	(73.5)
Divestiture costs	0.3	2.5	1.5	2.7
Total divestiture-related adjustments	0.3	(71.0)	1.5	(70.8)
Total acquisition and divestiture-related adjustments	$26.2	$(51.1)	$52.5	$(33.3)

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

Reductions in revenue result from business combination accounting rules when deferred revenue balances assumed as part of acquisitions are adjusted down to fair value. Fair value approximates the cost of fulfilling the service obligation, plus a reasonable profit margin. Subsequent to acquisitions, the Company analyzes the amount of amortized revenue that would have been recognized had the acquired company remained independent and had the deferred revenue balances not been adjusted to fair value. The downward adjustments to revenue of $2.4 million and $5.4 million for the three and six months ended June 30, 2014, respectively, and $3.5 million and $5.6 million for the three and six months ended June 30, 2013, respectively, are reflected in Revenue presented on the Company’s Consolidated Condensed Statements of Earnings. The Company expects pre-tax reductions in revenue of approximately $3 million for the remainder of 2014. For full year 2015, the Company expects pre-tax reductions in revenue of approximately $2 million.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in Millions)	2014	2013	2014	2013
Recorded in Cost of product revenue	$10.3	$8.8	$20.5	$17.3
Recorded in Research and development	0.2	0.2	0.4	0.3
Recorded in Selling, general and administrative	6.2	4.4	13.1	8.8
Total amortization of intangible assets	$16.7	$13.4	$34.0	$26.4

The Company expects pre-tax charges for the amortization of intangible assets of approximately $34 million for the remainder of 2014, with approximately $17 million expected in the third quarter of 2014. For full year 2015, the Company expects charges for the amortization of intangible assets of approximately $58 million.

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

The Company incurred $6.8 million and $11.6 million for the three and six months ended June 30, 2014, respectively, and $3.0 million and $5.5 million for the three and six months ended June 30, 2013, respectively, in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings for acquisition and integration costs. The Company expects pre-tax adjustments for acquisition and integration expenses of approximately $9 million for the remainder of 2014 and approximately $5 million for 2015.

Divestiture

Refer to Note 3 of the Notes to Consolidated Condensed Financial Statements for information regarding the gain recognized upon sale of inkjet-related technology and assets.

In connection with the sale of the Company’s inkjet-related technology and assets, the Company incurred expenses that would not have been incurred otherwise. Divestiture-related costs consist of employee travel expenses and compensation, consulting costs, training costs and transition services including non-cash charges related to assets used in providing the transition services. These costs are incremental to normal operating charges and are expensed as incurred. The Company incurred $0.3 million and $1.5 million for the three and six months ended June 30, 2014, respectively, and $2.5 million and $2.7 million for the three and six months ended June 30, 2013, respectively, in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings for divestiture-related costs. The Company expects pre-tax adjustments for divestiture-related expenses of approximately $1 million for the remainder of 2014, after which divestiture-related costs are expected to be immaterial.

FINANCIAL CONDITION

Lexmark’s financial position remains strong at June 30, 2014, with working capital of $857.9 million compared to $823.4 million at December 31, 2013. Accrued liabilities decreased $99.8 million during the first half of 2014 driven primarily by the payout of incentive compensation and legal settlements. The Company also repurchased shares in the amount of $40.0 million and made a cash dividend payment of $41.0 million during the first half of 2014.

At June 30, 2014 and December 31, 2013, the Company had senior note debt of $699.7 million and $699.6 million, respectively. The Company had no amounts outstanding under its U.S. trade receivables facility or its revolving credit facility at June 30, 2014 or December 31, 2013.

The debt to total capital ratio was stable at 34% at June 30, 2014 and December 31, 2013. The debt to total capital ratio is calculated by dividing the Company’s outstanding debt by the sum of its outstanding debt and total stockholders’ equity.

The following table summarizes the results of the Company’s Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2014 and 2013:

	Six Months Ended
	June 30
(Dollars in millions)	2014	2013
Net cash flow provided by (used for):
Operating activities	$111.7	$129.3
Investing activities	23.2	(67.6)
Financing activities	(70.6)	(31.2)
Effect of exchange rate changes on cash	(1.7)	(0.9)
Net change in cash and cash equivalents	$62.6	$29.6

The Company’s primary source of liquidity has been cash generated by operations, which generally has been sufficient to allow the Company to fund its working capital needs and finance its capital expenditures and acquisitions. Refer to the Financing Activities section which follows for information regarding the Company’s debt activity during the six months ended June 30, 2014. Management believes that cash provided by operations will be sufficient on a worldwide basis to meet operating and capital needs as well as the funding of expected dividends and share repurchases for the next twelve months. However, in the event that cash from operations is not sufficient, the Company has substantial cash and cash equivalents and current marketable securities balances and other potential sources of liquidity through utilization of its trade receivables facility and revolving credit facility or access to the private and public debt markets. The Company may choose to use these sources of liquidity from time to time to fund strategic acquisitions, dividends and/or share repurchases.

As of June 30, 2014, the Company held $1,030.9 million in Cash and cash equivalents and current Marketable securities. The Company’s ability to fund operations from these balances could be limited by the liquidity in the market as well as possible tax implications of moving proceeds across jurisdictions. Of this amount, approximately $1,004.1 million of Cash and cash equivalents and current Marketable securities were held by foreign subsidiaries. The Company utilizes a variety of financing strategies with the objective of having its worldwide cash available in the locations where it is needed. However, if amounts held by foreign subsidiaries were needed to fund operations in the U.S., the Company could be required to accrue and pay taxes to repatriate a large portion of these funds. The Company’s intent is to permanently reinvest undistributed earnings of low tax rate foreign subsidiaries and current plans do not demonstrate a need to repatriate earnings to fund operations in the U.S.

As of December 31, 2013, the Company held $1,054.7 million in Cash and cash equivalents and current Marketable securities. Of this amount, approximately $1,014.5 million of Cash and cash equivalents and current Marketable securities were held by foreign subsidiaries.

A discussion of the Company’s additional sources of liquidity is included in the Financing Activities section to follow.

Operating Activities

The $17.6 million decrease in cash flows from operating activities for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 was driven by the following factors.

The changes in Accrued liabilities and Other assets and liabilities, collectively, for the six months ended June 30, 2014 compared to 2013, resulted in an unfavorable YTY impact of $98.5 million. Cash paid for incentive compensation occurred in the first three months of 2014 and was approximately $42 million higher than in 2013. Additional drivers include cash paid for legal proceedings associated with the Molina case of $14.4 million in the first quarter of 2014 and decreased customer incentive program accruals in 2014 of approximately $32 million.

The Inventories balances increased during the six months ended June 30, 2014, resulting in an unfavorable YTY cash impact of $20.4 million compared to that of 2013. Inventories increased $18.2 million during the first six months of 2014 and decreased $2.2 million during the first six months of 2013. The increase in 2014 was due to end-of-life purchases for parts and purchase of cartridge components related to exit of the inkjet business.

The activities above are offset by the following factors.

Net earnings decreased $67.3 million for the first half of 2014 as compared to the first half of 2013. However, this was mainly attributable to the $75.3 million Gain on sale of inkjet-related technology and assets in the first half of 2013. (Refer to Investing Activities for a discussion of the related cash flows). After the adjustments to reconcile net earnings to operating cash flows, net earnings provided $3.6 million more operating cash in the six months ended June 30, 2014 than the six months ended June 30, 2013.

Trade receivables decreased $48.0 million and increased $3.0 million during the six months ended June 30, 2014 and six months ended June 30, 2013, respectively, resulting in a favorable YTY cash impact of $51.0 million. The decrease in the first half of 2014 was driven by decreased revenue and increased collection efforts over prior year end, primarily in EMEA. Trade receivables increased in 2013, driven largely by timing of revenue.

Changes in Accounts payable balances for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 resulted in a favorable YTY impact of $50.3 million, excluding payables recognized from business combinations. Exclusive of payables recognized from business combinations, Accounts payable increased $18.9 million during the first half of 2014 and decreased $31.4 million during the first half of 2013. The increase in the first half of 2014 was driven by increased purchases, which included cartridge components related to exit of the inkjet business and end-of-life purchases for parts. The decrease in the first half of 2013 was driven by decreased spending.

Cash Conversion Days

	JUN 2014	DEC 2013	JUN 2013	DEC 2012
Days of sales outstanding	41	40	54	49
Days of inventory	48	41	45	39
Days of payables	82	73	79	72
Cash conversion days	6	9	19	16

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

Investing Activities

The $90.8 million increase in net cash flows provided by investing activities for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was driven by the YTY net increase of $143.3 million in cash flows provided by marketable securities investment activities and $28.1 million YTY net decrease in cash flows used for business acquisitions, partially offset by the $92.6 million YTY decrease in proceeds from the sale of inkjet technology and related assets.

The Company’s business acquisitions and divestitures, marketable securities and capital expenditures are discussed below.

Business Acquisitions and Divestitures

During the six months ended June 30, 2014, the Company did not purchase any businesses. In the first half of 2013, the Company acquired AccessVia and Twistage for $28.1 million. AccessVia provides industry-leading signage solutions to create and produce retail shelf-edge materials, all from a single platform, which can be directed to a variety of output devices and published to digital signs or electronic shelf tags. Twistage offers an industry-leading, pure cloud software platform for managing video, audio and image content.

On April 1, 2013, the Company and Funai Electric Co., Ltd., entered into a Master Inkjet Sale Agreement of the Company’s inkjet-related technology and assets to Funai for total cash consideration of $100 million, subject to working capital adjustments.  During the second quarter of 2013, the Company received $95.0 million of cash consideration upon closing; as well as a subsequent working capital adjustment of $0.9 million for the sale of inkjet-related technology and assets.   Included in the sale were one of the Company’s subsidiaries, certain intellectual property and other assets of the Company.  Of the $95.9 million of cash proceeds received, or $93.6 million net of the $2.3 million cash balance held by the subsidiary included in the sale, $92.6 million was presented in Investing activities for the sale of the business and $1.0 million was included in Operating activities for transition services. The Company received the remaining $5 million purchase price in the fourth quarter of 2013.

Marketable Securities

The Company decreased its marketable securities investments by $92.8 million during the six months ended June 30, 2014 compared to an increase of $50.5 million during the six months ended June 30, 2013. In 2014, the Company liquidated a portion of its marketable securities to fund the tender offer for all of the outstanding shares of the common stock of ReadSoft. The Company’s 2013 investment in marketable securities was higher due to the debt activities discussed in Financing Activities to follow.

The Company’s investments in marketable securities are classified and accounted for as available-for-sale and reported at fair value. At June 30, 2014 and December 31, 2013, the Company’s marketable securities portfolio consisted of asset-backed and mortgage-backed securities, corporate debt securities, auction rate securities, U.S. government and agency debt securities, international government securities, commercial paper and certificates of deposit. The Company’s auction rate securities are valued at $3.7 million and $6.7 million at June 30, 2014 and December 31, 2013, respectively. At December 31, 2013 the auction rate securities were classified as non-current based on unsuccessful auctions and poor debt market conditions. In the first half of 2014, all of the auction rate securities have been called and the remaining unsettled $3.7 million are therefore classified as current assets as of June 30, 2014.

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

The Company assesses its marketable securities for other-than-temporary declines in value in accordance with the model provided under the FASB’s guidance. During the six months ended June 30, 2014 the Company released the remaining OTTI related to the auction rate securities and adjusted the market value of the securities due to a recent call of the securities at par value.

Level 3 fair value measurements are based on inputs that are unobservable and significant to the overall valuation. Level 3 measurements were 0.2% of the Company’s total available-for-sale marketable securities portfolio at June 30, 2014 compared to 1.1% at December 31, 2013.

Refer to Note 2 of the Notes to Consolidated Condensed Financial Statements for additional information regarding fair value measurements and Level 3 activity. Refer to Note 5 of the Notes to Consolidated Condensed Financial Statements for additional information regarding marketable securities.

Capital Expenditures

For the six months ended June 30, 2014 and 2013, the Company spent $70.1 million and $82.3 million, respectively, on capital expenditures. The capital expenditures for 2014 principally related to buildings and improvements, infrastructure support (including internal-use software expenditures) and machinery and equipment related to new product development. The Company expects capital expenditures to be approximately $127.0 million for full year 2014, compared to full year 2013 capital expenditures of $167.4 million. Capital expenditures for 2014 are expected to be funded through cash from operations; however, if necessary, the Company may use existing cash and cash equivalents, proceeds from sales of marketable securities or additional sources of liquidity as discussed below.

Financing Activities

Cash flows used for financing activities were $70.6 million for the first six months of 2014 and cash flows used for financing activities were $31.2 million for the six months of 2013. The YTY fluctuation of $39.4 million was primarily due to net source of funds in first quarter 2013 of $47.3 million for the changes in the Company’s outstanding debt. This was slightly offset by additional source of funds due to proceeds from stock based compensation and related taxes of $11.7 million in the first half of 2014. Additional information regarding the Company’s senior note debt, intra-period financing activities and certain historical financing activities of the Company is included in the sections below.

Senior Note Debt

In March 2013, the Company completed a public debt offering of $400.0 million aggregate principal amount of fixed rate senior unsecured notes. The notes with an aggregate principal amount of $400.0 million and 5.125% coupon were priced at 99.998% to have an effective yield to maturity of 5.125% and will mature March 15, 2020 (referred to as the “2020 senior notes”). The notes rank equally with all existing and future senior unsecured indebtedness. The notes from the May 2008 public debt offering with an aggregate principal amount of $300.0 million and 6.65% coupon were priced at 99.73% to have an effective yield to maturity of 6.687% and will mature June 1, 2018 (referred to as the “2018 senior notes”). At June 30, 2014, the outstanding balance of long-term debt was $699.7 million (net of unamortized discount of $0.3 million).

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

Intra-Period Financing Activities

The Company used its trade receivables facility, bank overdrafts and/or other financing sources to supplement daily cash needs of the Company and its subsidiaries during the first half of 2014 and 2013. In 2014, such borrowings in the U.S. ranged in amount from $8 to $92 million throughout the period to fund certain capital, financing and operational requirements.

Share Repurchases and Dividend Payments

The Company’s capital allocation framework includes returning, on average, more than 50% of free cash flow to its shareholders through dividends and share repurchases. For the six months ended June 30, 2014, the Company repurchased approximately 1.0 million shares at a cost of approximately $40 million. For the six months ended June 30, 2013, the Company repurchased approximately 1.6 million shares at a cost of $41 million. As of June 30, 2014, there was approximately $129 million of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors.

Refer to Note 9 of the Notes to Consolidated Condensed Financial Statements for a discussion of the accounting for the ASR Agreement the Company entered into with a financial institution counterparty during the second quarter of 2014. Refer to Note 16 of the Notes to Consolidated Condensed Financial Statements for information regarding the ASR Agreement the Company entered into with a financial institution counterparty subsequent to the date of the financial statements.

For the six months ended June 30, 2014, the Company paid cash dividends of $0.66 per common share for $41.0 million. Refer to Note 9 of the Notes to Consolidated Condensed Financial Statements for information regarding dividend activity during the year. Future declarations of quarterly dividends are subject to approval by the Board of Directors and may be adjusted as business needs or market conditions change. For the six months ended June 30, 2013, the Company paid cash dividends of $0.60 per common share for $38.0 million.

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

On October 10, 2013, the agreement was amended and restated by extending the term of the facility to October 9, 2014. In addition, Perceptive Software became an originator under the facility, permitting advancements under the facility as receivables are originated by Perceptive Software and transferred to LRC. The maximum capital availability under the facility remains at $125 million under the amended agreement. There were no secured borrowings outstanding under the trade receivables facility at June 30, 2014 or December 31, 2013.

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

Revolving Credit Facility

Effective February 5, 2014, the Company amended its current $350 million 5-year senior, unsecured, multicurrency revolving credit facility, entered into on January 18, 2012, by increasing its size to $500 million. In addition, the maturity date of the amended credit facility was extended to February 5, 2019.

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

As of June 30, 2014 and December 31, 2013, there were no amounts outstanding under the revolving credit facility.

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

The Company was in compliance with all covenants and other requirements set forth in its debt agreements at June 30, 2014. The Company believes that it is reasonably likely that it will continue to be in compliance with such covenants in the near future.

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

Interest Rates

At June 30, 2014, the fair value of the Company’s senior notes was estimated at $768.7 million based on the prices the bonds have recently traded at in the market as well as the overall market conditions on the date of valuation, stated coupon rates, the number of coupon payments each year and the maturity dates. The fair value of the senior notes exceeded the carrying value as recorded in the Consolidated Condensed Statements of Financial Position at June 30, 2014 by approximately $69.0 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $11.4 million at June 30, 2014.

Foreign Currency Exchange Rates

Foreign currency exposures arise from transactions denominated in a currency other than the functional currency of the Company or the respective foreign currency of each of the Company’s subsidiaries. The primary currencies to which the Company was exposed on a transaction basis as of the end of the second quarter include the British pound, the Mexican peso, the Chinese renminbi, the Philippine peso, the Polish zloty, the Swedish krona, the Russian ruble and the Korean won. The Company primarily hedges most of its transaction foreign exchange exposures with foreign currency forward contracts with maturity dates of approximately three months or less, though all foreign currency exposures may not be fully hedged. The potential loss in fair value at June 30, 2014 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates versus the U.S. dollar is approximately $4.4 million. This loss would be mitigated by corresponding gains on the underlying exposures.

Item 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and Vice President and Interim Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chairman and Chief Executive Officer and Vice President and Interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the second quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The Company’s management, including the Company’s Chairman and Chief Executive Officer and Vice President and Interim Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting will prevent or detect all error and all fraud. A control system, regardless of how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. These inherent limitations include the following:

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the repurchases of the Company’s Class A Common Stock in the quarter ended June 30, 2014:

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)(2)
April 1-30, 2014	–	$–	–	$147.9
May 1-31, 2014	439,976	43.18	439,976	128.9
June 1-30, 2014	–	–	–	128.9
Total	439,976	$43.18	439,976

(1)    Information regarding the Company’s share repurchases can be found in Note 9, Stockholders’ Equity, of the Notes to Consolidated Condensed Financial Statements.

(2)    On May 6, 2014, the Company entered into an ASR Agreement with a financial institution counterparty. Under the terms of the ASR Agreement, the Company paid $19 million targeting approximately 0.5 million shares based on the closing price of the Company’s Class A Common Stock on May 6, 2014. On May 9, 2014, the Company took delivery of 85% of the shares, or approximately 0.4 million shares at a cost of $16 million. On May 22, 2014, the counterparty delivered approximately 0.1 million additional shares in final settlement of the ASR Agreement, bringing the total shares repurchased under the ASR Agreement to approximately 0.4 million shares at an average price per share of $43.18.

Item 6.  EXHIBITS

A list of exhibits is set forth in the Exhibit Index found on page 57 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, both on behalf of the registrant and in his capacity as principal accounting officer of the registrant.

Lexmark International, Inc.
(Registrant)

August 1, 2014

/s/ Gary D. Stromquist
Gary D. Stromquist
Vice President and Interim Chief Financial Officer

EXHIBIT INDEX

Exhibits:

31.1       Certification of Chairman and Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2       Certification of Vice President and Interim Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1       Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2       Certification of Vice President and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101       Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Statements of Earnings for the three and six months ended June 30, 2014 and 2013, (ii) the Consolidated Condensed Statements of Comprehensive Earnings for the three and six months ended June 30, 2014 and 2013, (iii) the Consolidated Condensed Statements of Financial Position at June 30, 2014 and December 31, 2013, (iv) the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2014 and 2013 and (v) the Notes to Consolidated Condensed Financial Statements.