Form 10-Q
period 2014-09-30
LEXMARK INTERNATIONAL INC /KY/
filed 2014-10-31
CIK 1001288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

The registrant had 61,795,391 shares outstanding (excluding shares held in treasury) of Class A Common Stock, par value $0.01 per share, as of the close of business on October 23, 2014.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

		Page of Form 10-Q
	PART I – FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS (Unaudited)
	Consolidated Condensed Statements of Earnings
	Three and Nine Months Ended September 30, 2014 and 2013	2
	Consolidated Condensed Statements of Comprehensive Earnings
	Three and Nine Months Ended September 30, 2014 and 2013	3
	Consolidated Condensed Statements of Financial Position
	As of September 30, 2014 and December 31, 2013	4
	Consolidated Condensed Statements of Cash Flows
	Nine Months Ended September 30, 2014 and 2013	5
	Notes to Consolidated Condensed Financial Statements	6
Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	35
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	54
Item 4.	CONTROLS AND PROCEDURES	54

	PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	56
Item 1A.	RISK FACTORS	56
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	56
Item 6.	EXHIBITS	56

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

PART I – FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(In Millions, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013

Revenue:
Product	$786.7	$782.3	$2,323.5	$2,353.8
Service	131.4	108.2	364.1	307.7
Total Revenue	918.1	890.5	2,687.6	2,661.5
Cost of revenue:
Product	470.4	459.5	1,369.9	1,385.2
Service	90.3	78.0	258.9	231.8
Restructuring-related costs	0.1	5.1	8.7	18.4
Total Cost of revenue	560.8	542.6	1,637.5	1,635.4
Gross profit	357.3	347.9	1,050.1	1,026.1

Research and development	87.2	80.1	247.2	235.6
Selling, general and administrative	208.9	199.6	617.5	600.7
Gain on sale of inkjet-related technology and assets	–	–	–	(73.5)
Restructuring and related charges	6.7	7.6	14.6	4.8
Operating expense	302.8	287.3	879.3	767.6
Operating income	54.5	60.6	170.8	258.5

Interest expense (income), net	8.2	8.1	23.4	25.4
Other expense (income), net	1.0	0.7	2.2	3.2
Loss on extinguishment of debt	–	–	–	3.3
Earnings before income taxes	45.3	51.8	145.2	226.6

Provision for income taxes	7.4	18.1	40.5	58.8
Net earnings	$37.9	$33.7	$104.7	$167.8

Net earnings per share:
Basic	$0.61	$0.54	$1.69	$2.65
Diluted	$0.60	$0.53	$1.65	$2.61
Shares used in per share calculation:
Basic	62.0	62.8	62.1	63.2
Diluted	63.3	64.0	63.4	64.3
Cash dividends declared per common share	$0.36	$0.30	$1.02	$0.90

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE EARNINGS

(In Millions)

(Unaudited)

	Three Months Ended				Nine Months Ended
	September 30				September 30
	2014		2013		2014		2013
Net earnings		$37.9		$33.7		$104.7		$167.8
Other comprehensive (loss) earnings:
Foreign currency translation adjustment	$(36.5)		$1.1		$(32.0)		$(33.2)
Recognition of pension and other postretirement benefit plans prior service credit, net of (amortization)	(0.1)		(0.1)		(0.1)		0.1
Net unrealized loss on OTTI* marketable securities	–		(0.1)		(0.1)		–
Net unrealized (loss) gain on marketable securities	(0.8)		0.9		–		(1.1)
Forward-starting interest rate swap designated as a cash flow hedge	–		–		–		0.9
Total other comprehensive (loss) earnings		(37.4)		1.8		(32.2)		(33.3)
Comprehensive earnings		$0.5		$35.5		$72.5		$134.5

*Other-than-temporary impairment (“OTTI”)

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION

(In Millions, Except Par Value)

(Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$206.3	$273.2
Marketable securities	626.8	781.5
Trade receivables, net of allowances of $22.8 in 2014 and $24.7 in 2013	396.3	452.3
Inventories	272.1	268.2
Prepaid expenses and other current assets	227.2	195.3
Total current assets	1,728.7	1,970.5

Property, plant and equipment, net	788.6	812.4
Marketable securities	–	6.7
Goodwill	616.6	454.7
Intangibles, net	291.6	258.0
Other assets	116.4	114.6
Total assets	$3,541.9	$3,616.9

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1.3	$–
Accounts payable	465.8	474.7
Accrued liabilities	653.8	672.4
Total current liabilities	1,120.9	1,147.1

Long-term debt	699.7	699.6
Other liabilities	369.1	401.9
Total liabilities	2,189.7	2,248.6

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1.6 shares authorized; no shares issued and outstanding	–	–
Common stock, $.01 par value:
Class A, 900.0 shares authorized; 61.8 and 62.0 outstanding in 2014 and 2013, respectively	1.0	1.0
Class B, 10.0 shares authorized; no shares issued and outstanding	–	–
Capital in excess of par	950.5	915.8
Retained earnings	1,452.5	1,413.1
Treasury stock, net; at cost; 35.1 and 33.8 shares in 2014 and 2013, respectively	(984.4)	(926.4)
Accumulated other comprehensive loss	(67.4)	(35.2)
Total stockholders' equity	1,352.2	1,368.3
Total liabilities and stockholders' equity	$3,541.9	$3,616.9

See Notes to Consolidated Condensed Financial Statements.

LEXMARK INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In Millions)

(Unaudited)

	Nine Months Ended
	September 30
	2014	2013
Cash flows from operating activities:
Net earnings	$104.7	$167.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	195.6	182.9
Deferred taxes	10.8	21.2
Stock-based compensation expense	20.4	20.1
Pension and other postretirement income	(6.0)	(3.8)
Gain on sale of inkjet-related technology and assets	–	(75.3)
Other	1.8	3.0
Change in assets and liabilities, net of acquisitions and divestiture:
Trade receivables	81.2	39.9
Inventories	(3.5)	(20.5)
Accounts payable	(11.1)	(28.8)
Accrued liabilities	(46.6)	35.5
Other assets and liabilities	(87.6)	(51.2)
Pension and other postretirement contributions	(24.8)	(17.5)
Net cash flows provided by operating activities	234.9	273.3

Cash flows from investing activities:
Purchases of property, plant and equipment	(106.0)	(126.8)
Purchases of marketable securities	(665.8)	(606.7)
Proceeds from sales of marketable securities	699.2	392.4
Proceeds from maturities of marketable securities	128.5	159.0
Purchase of businesses, net of cash acquired	(79.3)	(93.8)
Proceeds from sale of inkjet-related technology and assets, net of cash transferred	–	92.6
Other	0.5	0.5
Net cash flows used for investing activities	(22.9)	(182.8)

Cash flows from financing activities:
Repayment of debt	–	(349.4)
Repayment of assumed debt	(14.7)	–
Purchase of shares from noncontrolling interests	(154.3)	–
Proceeds from issuance of long-term debt, net of issuance costs of $3.3	–	396.7
Payment of cash dividend	(63.2)	(56.7)
Purchase of treasury stock	(58.0)	(62.0)
Proceeds from employee stock plans	10.9	0.4
Other	4.3	1.1
Net cash flows used for financing activities	(275.0)	(69.9)
Effect of exchange rate changes on cash	(3.9)	(3.3)
Net change in cash and cash equivalents	(66.9)	17.3
Cash and cash equivalents - beginning of period	273.2	212.4
Cash and cash equivalents - end of period	$206.3	$229.7

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

Certain prior year amounts have been reclassified to conform to current presentation. Results for all 2013 periods presented reflect the retrospective application of the change in accounting method for pension and other postretirement plan benefit obligations, inventory costing, capitalization of internal-use software costs, and the allocation of these costs to reportable segments described in the Company’s 2013 Annual Report on Form 10-K.

Refer to Note 3 of the Notes to Consolidated Condensed Financial Statements for information regarding the first quarter 2014 measurement period adjustment applied retrospectively to the Consolidated Condensed Statements of Financial Position related to the acquisition of Saperion AG (“Saperion”) in the third quarter of 2013.

Refer to Note 6 of the Notes to Consolidated Condensed Financial Statements for information regarding the revision to correct an immaterial misclassification in the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2013.

Refer to Note 7 of the Notes to Consolidated Condensed Financial Statements for more information regarding the revision to correct an immaterial misclassification among the classes of inventory as of December 31, 2013.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	September 30, 2014				December 31, 2013
		Based on				Based on
		Quoted				Quoted
		prices in	Other			prices in	Other
		active	observable	Unobservable		active	observable	Unobservable
		markets	inputs	inputs		markets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)	Fair value	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Cash equivalents (1)
Money market funds	$51.4	$–	$51.4	$–	$162.6	$–	$162.6	$–
Government and agency debt securities	8.0	–	8.0	–	12.5	–	12.5	–

Available-for-sale marketable securities
Government and agency debt securities	265.9	200.5	65.4	–	345.8	251.0	94.8	–
Corporate debt securities	298.6	5.9	292.7	–	362.1	7.5	354.6	–
Asset-backed and mortgage-backed securities	62.3	–	60.8	1.5	73.6	–	71.8	1.8
Total available-for-sale marketable securities - ST	626.8	206.4	418.9	1.5	781.5	258.5	521.2	1.8

Auction rate securities - municipal debt	–	–	–	–	3.4	–	–	3.4
Auction rate securities - preferred	–	–	–	–	3.3	–	–	3.3
Total available-for-sale marketable securities - LT	–	–	–	–	6.7	–	–	6.7

Foreign currency derivatives (2)	0.4	–	0.4	–	0.1	–	0.1	–

Total	$686.6	$206.4	$478.7	$1.5	$963.4	$258.5	$696.4	$8.5

Liabilities measured at fair value on a recurring basis:
Foreign currency derivatives (2)	$0.3	$–	$0.3	$–	$0.2	$–	$0.2	$–
Total	$0.3	$–	$0.3	$–	$0.2	$–	$0.2	$–

(1) Included in Cash and cash equivalents on the Consolidated Condensed Statements of Financial Position.

(2) Foreign currency derivative assets and foreign currency derivative liabilities are included in Prepaid expenses and other current assets and Accrued liabilities, respectively, on the Consolidated Condensed Statements of Financial Position. Refer to Note 13 for disclosure of derivative assets and liabilities on a gross basis.

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

The following tables present additional information about Level 3 assets measured at fair value on a recurring basis for the three and nine months ended September 30, 2014:

Available-for-Sale Marketable Securities

Three Months Ended September 30, 2014	Total Level 3	AB and MB
	securities	securities
Balance, beginning of period	$1.5	$1.5
Realized and unrealized gains/(losses) included in earnings (1)	0.1	0.1
Paydowns	(0.1)	(0.1)
Balance, end of period	$1.5	$1.5

			ARS - muni	ARS -
Nine Months Ended September 30, 2014	Total Level 3	AB and MB	debt	preferred
	securities	securities	securities	securities
Balance, beginning of period	$8.5	$1.8	$3.4	$3.3
Realized and unrealized gains/(losses) included in earnings (1)	0.3	0.3	–	–
Unrealized gains/(losses) included in OCI - OTTI securities	(0.1)	(0.1)	–	–
Unrealized gains/(losses) included in OCI - All other	0.7	–	–	0.7
Purchases	1.6	1.6	–	–
Sales and redemptions	(4.6)	(0.6)	–	(4.0)
Paydowns	(0.2)	(0.2)	–	–
Transfers in (2)	0.3	0.3	–	–
Transfers out (2)	(5.0)	(1.6)	(3.4)	–
Balance, end of period	$1.5	$1.5	$–	$–

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

Of the realized and unrealized losses included in earnings during the first nine months of 2014, none were related to Level 3 securities held by the Company at September 30, 2014.

For purposes of comparison, the following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the three and nine months ended September 30, 2013:

Available-for-Sale Marketable Securities

		Corporate		ARS - muni	ARS -
Three Months Ended September 30, 2013	Total Level 3	debt	AB and MB	debt	preferred
	securities	securities	securities	securities	securities
Balance, beginning of period	$10.9	$0.7	$3.2	$3.6	$3.4
Unrealized gains/(losses) included in OCI - All other	(0.1)	–	–	–	(0.1)
Maturities and paydowns	(0.3)	–	(0.2)	(0.1)	–
Transfers out (1)	(1.8)	(0.7)	(1.1)	–	–
Balance, end of period	$8.7	$–	$1.9	$3.5	$3.3

		Corporate		ARS - muni	ARS -
Nine Months Ended September 30, 2013	Total Level 3	debt	AB and MB	debt	preferred
	securities	securities	securities	securities	securities
Balance, beginning of period	$15.0	$5.2	$3.5	$3.3	$3.0
Unrealized gains/(losses) included in OCI - OTTI securities	0.1	–	0.1	–	–
Unrealized gains/(losses) included in OCI - All other	0.6	–	–	0.3	0.3
Purchases	0.2	0.2	–	–	–
Sales	(0.6)	(0.6)	–	–	–
Maturities and paydowns	(0.7)	–	(0.6)	(0.1)	–
Transfers out (1)	(5.9)	(4.8)	(1.1)	–	–
Balance, end of period	$8.7	$–	$1.9	$3.5	$3.3

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

2014

During the first nine months of 2014, the Company transferred, on a gross basis, $9.0 million and $0.7 million from Level 1 to Level 2 due to lower levels of market activity for certain U.S. agency debt securities and corporate debt securities, respectively, held at the end of the third quarter of 2014 that are measured at fair value on a recurring basis. The fair values of the Company’s U.S. agency debt securities are generally categorized as Level 1 but may be downgraded based on the Company’s assessment of market activity for individual securities.

A discussion of transfers in and out of Level 3 for the first nine months of 2014 is presented above with the tables containing additional Level 3 information. In the second quarter of 2014, the Company's last remaining municipal auction rate security investment was transferred out of Level 3, into Level 2, as its redemption at par had been announced.

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

A discussion of transfers out of Level 3 for the first nine months of 2013 is presented above with the tables containing additional Level 3 information.

Valuation Techniques

Marketable Securities - General

The Company evaluates its marketable securities in accordance with Financial Accounting Standards Board (“FASB”) guidance on accounting for investments in debt and equity securities, and has determined that all of its investments in marketable securities should be classified as available-for-sale and reported at fair value. The Company generally employs a market approach in valuing its marketable securities, using quoted market prices or other observable market data when available. In certain instances, when observable market data are lacking, fair values may be determined using valuation techniques consistent with the income approach whereby future cash flows are converted to a single discounted amount.

Marketable Securities - Valuation Process

The Company uses third-party pricing information to report the fair values of the securities in which it is invested, though the responsibility of valuation remains with the Company’s management. The Company corroborates the third-party pricing information with additional pricing data it obtains from other available sources, but does not use the additional pricing data to report fair values. Each quarter, the Company utilizes multiple sources of pricing as well as broker quotes, trading and other market data in its process of assessing the reasonableness of the third-party pricing information and testing default level assumptions. The Company assesses the quantity of pricing sources available, variability in the prices provided, trading activity and other relevant data to reasonably determine that the price provided is consistent with the accounting guidance for fair value measurements. The fair values of the Company’s investments in marketable securities are based on third-party pricing information without adjustment. As permitted under the accounting guidance for fair value disclosures the Company has not provided quantitative information about the significant unobservable inputs used in the fair value measurements of certain securities.

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

Auction Rate Securities

As of September 30, 2014, the Company no longer holds any auction rate security investments.

Derivatives

The Company employs a foreign currency and interest rate risk management strategy that periodically utilizes derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates and interest rates. Fair values for the Company’s derivative financial instruments are based on pricing models or formulas using current market data. Variables used in the calculations include forward points, spot rates and benchmark interest rates at the time of valuation, as well as the frequency of payments to and from counterparties and effective and termination dates. Because of the very short duration of the Company’s transactional hedges, there is minimal risk of nonperformance. At September 30, 2014 and December 31, 2013, all of the Company’s forward exchange contracts were designated as Level 2 measurements in the fair value hierarchy. Refer to Note 13 of the Notes to Consolidated Condensed Financial Statements for more information regarding the Company’s derivatives.

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

	September 30, 2014			December 31, 2013
		Carrying	Unamortized		Carrying	Unamortized
	Fair value	value	discount	Fair value	value	discount
2018 senior notes	$334.6	$299.7	$0.3	$335.8	$299.6	$0.4
2020 senior notes	421.0	400.0	–	409.3	400.0	–
Total	$755.6	$699.7	$0.3	$745.1	$699.6	$0.4

Other Financial Instruments

The fair values of cash and cash equivalents, trade receivables and accounts payable approximate their carrying values due to the relatively short-term nature of the instruments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis Subsequent to Initial Recognition

There were no material fair value adjustments to assets or liabilities measured at fair value on a nonrecurring basis subsequent to initial recognition during the first nine months of 2014 or 2013.

3.           BUSINESS COMBINATIONS AND DIVESTITURES

Business Combinations

In the second quarter of 2014, the Company commenced a public cash tender offer for all of the outstanding shares of ReadSoft AB (“ReadSoft”). ReadSoft is a leading global provider of software solutions that automate business processes, both on premise and in the cloud. Its software captures, classifies, sorts and routes both hard copy and digital business documents, provides approval workflows, and automatically extracts and verifies relevant data before depositing it into a customer’s systems of record. With the addition of

ReadSoft, Perceptive Software will grow its software offering with additional document process automation capabilities and expand its footprint in Europe.

Concurrent with the public tender offer, the Company also obtained shares in ReadSoft through multiple share purchase transactions with specific shareholders in July 2014 and August 2014. On August 19, 2014, the Company purchased the ReadSoft founders’ share holdings at a price of 57.00 Swedish kronor (SEK) per share, regardless of share class. As a result of the purchases of the founders’ shares and the previous purchases in the third quarter of 2014, the Company held a total of 1.2 million Class A shares and 9.7 million Class B shares in ReadSoft as of August 19, 2014, representing approximately 35.4 percent of ReadSoft’s total outstanding shares and 52.2 percent of the votes in aggregate. Accordingly, August 19, 2014 is the acquisition date of ReadSoft under business combination accounting guidance. Due to the timing of the acquisition, the purchase accounting for the acquisition of ReadSoft has not been finalized.

The following table summarizes the preliminary values of assets acquired and liabilities assumed as of the acquisition date of August 19, 2014 for ReadSoft. The intangible assets subject to amortization are being amortized on a straight-line basis over their estimated useful lives as of the acquisition date:

	Estimated Fair Value	Weighted-Average Useful Life (years)
Cash and cash equivalents	$10.8
Trade receivables	25.9
Inventories	0.4
Prepaid expenses and other current assets	14.1
Property, plant and equipment	3.5
Identifiable intangible assets:
Developed technology	52.4	5.0
In-process technology (1)	1.2
Customer relationships	32.9	10.0
Trade names and trademarks	8.2	4.0
Non-compete agreements	0.1	1.0
Other long-term assets	2.1
Accounts payable	(2.1)
Short-term borrowings	(4.3)
Current portion of long-term debt	(1.3)
Loans payable to employees	(10.6)
Deferred revenue	(17.0)
Accrued expenses and other current liabilities	(21.6)
Deferred tax liability, net (2)	(16.1)
Total net identifiable assets	78.6
Goodwill	175.6
Total net assets	$254.2

Consideration transferred on acquisition date	$58.1
Fair value of equity interest held before acquisition date	32.0
Fair value of noncontrolling interest	164.1
Total consideration transferred and noncontrolling interest	$254.2

(1) Amortization to begin upon completion of the project.

(2) Deferred tax liability, net primarily relates to purchased identifiable intangible assets and is shown net of deferred tax assets.

The preliminary fair value of trade receivables approximates its carrying value of $25.9 million. The gross amount due from customers is $30.3 million, of which $4.4 million was estimated to be uncollectible as of the date of acquisition.

The goodwill resulting from the ReadSoft acquisition was assigned to the Company’s Perceptive Software segment. The goodwill recognized includes projected future revenue and profit growth, as well as an expanded international presence for Perceptive Software and certain synergies specific to the combined entity. The Company is currently unable to estimate the amount of goodwill expected to be deductible for income tax purposes. The preliminary total estimated fair value of intangible assets acquired was $94.8 million, with a weighted-average useful life of 6.7 years.

The Short-term borrowings assumed as of the acquisition date were repaid after the acquisition date in the third quarter of 2014. The outstanding Loans payable to employees issued as part of ReadSoft’s incentive programs were considered a liability assumed by the Company on the acquisition date. Cash payments to the holders of the loans occurred in the third quarter of 2014. The payments for both of these liabilities are included in Repayment of assumed debt in the financing section of the Company’s Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2014. The difference between the amounts shown in the table above and the amount shown on the Company’s Consolidated Condensed Statements of Cash Flows is due to foreign currency translation effects.

The Current portion of long-term debt assumed consists of a loan that was outstanding at the acquisition date and has a maturity date in the fourth quarter of 2014. The Company intends to repay this debt under its contractual terms during the fourth quarter of 2014.

The Company recognized a gain of $1.3 million upon the remeasurement to fair value of its equity interest in ReadSoft held before the acquisition date. The gain was recognized in Other expense (income), net on the Company’s Consolidated Condensed Statements of Earnings for the three and nine months ended September 30, 2014. The Company’s acquisitions of shares through August 19, 2014 committed the Company to compensate the sellers of those shares by the difference between the consideration paid to the sellers and the highest of: the price at which the shares were sold, the price of ReadSoft shares in a public takeover offer or the price for which the Company acquired any further ReadSoft shares before December 31, 2015. Due to the principle of equal treatment of shareholders in public takeover offers, such compensation was also payable to ReadSoft shareholders who accepted the Company’s offer. Thus, the gain recognized upon the remeasurement of the Company’s previously held equity interest to fair value was offset by a loss of $1.5 million, also recognized in Other expense (income), net on the Company’s Consolidated Condensed Statements of Earnings for the three and nine months ended September 30, 2014. The net loss recognized also included foreign currency translation effects.

The Company used the market approach to estimate the fair values of its previously held equity interest in ReadSoft as well as the noncontrolling interest and determined the acquisition date offer price of 57.00 SEK to be the basis for the fair value measurements. The Company considered the timing of the public announcement of this offer price as well as the market response to the announcement in making this determination.

The purchase of ReadSoft is included in Purchase of businesses, net of cash acquired in the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2014 in the amount of $79.3 million. Total cash and cash equivalents acquired in the acquisition of ReadSoft were $10.8 million.

A change to the acquisition date value of the identifiable net assets during the measurement period (up to one year from the acquisition date) will affect the amount of the purchase price allocated to goodwill. Changes to the purchase price allocation are adjusted retrospectively to the acquisition date, if significant.

Acquisition-related costs of approximately $5.2 million were charged directly to operations and were included in Selling, general and administrative on the Consolidated Condensed Statements of Earnings. Acquisition-related costs include finder’s fees, legal, advisory, valuation, accounting and other fees incurred to effect the business combination. Acquisition-related costs above do not include travel and integration expenses.

Through the Company’s public tender offer, which expired on September 4, 2014, the Company obtained all remaining Class A shares and an additional 16.8 million Class B shares of ReadSoft. The Company’s total ownership of ReadSoft, through share purchases and the public tender offer, corresponded to approximately 97.5 percent of the shares and 98.2 percent of the votes in ReadSoft as of September 30, 2014. In accordance with Swedish law, the Company has requested a compulsory purchase of the outstanding minority shares in ReadSoft. While the timing of the compulsory purchase is not certain, the Company currently expects to obtain pre-title to the remaining minority shares by the end of 2014.

Payments for the shares acquired subsequent to the acquisition date were $154.3 million and are included in Purchase of shares from noncontrolling interests on the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2014. The noncontrolling interest as of September 30, 2014 was $5.3 million and is included in Other liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

Because the current levels of revenue and net earnings for ReadSoft are not material to the Company's Consolidated Statements of Earnings, supplemental pro forma and actual revenue and net earnings disclosures have been omitted.

On September 16, 2013, the Company acquired Saperion. The disclosures required under the guidance for business combinations were provided in the Notes to Consolidated Financial Statements for the year ended December 31, 2013 in the Company’s Annual Report on Form 10-K filed with the SEC.

A change to the acquisition date value of the identifiable net assets during the measurement period affected the amount of the purchase price allocated to goodwill for Saperion. Measurement period adjustments determined in the first quarter of 2014 affected other long-term liabilities $(0.4) million, deferred tax liabilities, net $1.7 million and goodwill $(1.3) million. The measurement period adjustments were determined based on facts and circumstances related to certain income tax matters that existed at the acquisition date. The December 31, 2013 balances of Prepaid expenses and other current assets, Goodwill, Other assets, Accrued liabilities and Other liabilities on the Consolidated Condensed Statements of Financial Position have been adjusted to include the effect of the measurement period adjustments.

Divestiture

In the second quarter of 2013 the Company sold its inkjet-related technology and assets and provided related disclosures in its subsequent Quarterly Reports on Form 10-Q for periods ending in 2013 and Annual Report on Form 10-K for the year ended December 31, 2013. The Company received $95.0 million of cash consideration, as well as a subsequent working capital adjustment of $0.9 million, in the second quarter of 2013. The Company received the remaining $5 million of the purchase price later in 2013. The Company recognized a net gain of $73.5 million upon the sale recorded in Gain on sale of inkjet-related technology and assets on the Consolidated Condensed Statements of Earnings for the nine months ended September 30, 2013. The gain consisted of total consideration of $100.9 million, offset partially by the carrying value of the disposal group of $19.3 million and $8.1 million of expenses incurred during the second quarter of 2013 to effect the sale. The net gain of $73.5 million consisted of a gain of $103.1 million, recognized in Imaging Solutions and Services (“ISS”), offset by a loss of $29.6 million, recognized in All other. In its previously issued notes to financial statements for the reports listed above, the Company incorrectly described the components of the net gain as being recognized entirely in ISS. The description has been corrected to reflect how the components were recognized in the Company’s segments. Refer to Note 14 to the Notes to Consolidated Condensed Financial Statements for more information on the Company’s segments. This correction had no effect on the Company’s consolidated results of operations, financial position or cash flow and is considered immaterial to the prior period financial statements.

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

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for each reportable segment and in total during the nine months ended September 30, 2014.

	ISS	Perceptive Software	Total
Beginning balance	$20.8	$433.9	$454.7
Goodwill acquired during the period	–	175.6	175.6
Foreign currency translation	(1.3)	(12.4)	(13.7)
Balance at September 30, 2014	$19.5	$597.1	$616.6

The Company recorded, on a preliminary basis, $175.6 million of goodwill related to the acquisition of ReadSoft. Measurement period adjustments determined in the first quarter of 2014 related to the Company's acquisition of Saperion in the third quarter of 2013 were applied retrospectively, reducing the beginning balance of goodwill by $1.3 million. Refer to Note 3 of the Notes to Consolidated Condensed Financial Statements for additional details regarding business combinations. The Company does not have any accumulated impairment charges as of September 30, 2014.

Intangible Assets

The following table summarizes the gross carrying amounts and accumulated amortization of the Company’s intangible assets.

	September 30, 2014			December 31, 2013
		Accum			Accum
	Gross	Amort	Net	Gross	Amort	Net

Intangible assets subject to amortization:
Customer relationships	$146.4	$(47.3)	$99.1	$117.7	$(34.6)	$83.1
Non-compete agreements	2.8	(2.5)	0.3	2.8	(2.3)	0.5
Technology and patents	293.2	(138.7)	154.5	243.4	(104.5)	138.9
Trade names and trademarks	50.6	(14.6)	36.0	42.8	(7.8)	35.0
Total	493.0	(203.1)	289.9	406.7	(149.2)	257.5

Intangible assets not subject to amortization:
In-process technology	1.7	–	1.7	0.5	–	0.5

Total identifiable intangible assets	$494.7	$(203.1)	$291.6	$407.2	$(149.2)	$258.0

The year-to-date increases in the intangible assets above were driven by business combinations discussed in Note 3. Amortization expense related to intangible assets was $19.7 million and $54.8 million for the three and nine months ended September 30, 2014. Amortization expense related to intangible assets was $14.5 million and $42.0 million for the three and nine months ended September 30, 2013. The following table summarizes the estimated future amortization expense for intangible assets that are currently being amortized.

Fiscal year:
2014 (remaining three months)	$20.9
2015	74.4
2016	65.7
2017	50.0
2018	36.6
Thereafter	42.3
Total	$289.9

In-process technology refers to research and development efforts that were in process on the dates the Company acquired Saperion and ReadSoft. Under the accounting guidance for intangible assets, in-process research and development acquired in a business combination is considered an indefinite-lived asset until completion or abandonment of the associated research and development efforts. The Company begins amortizing its in-process technology assets upon completion of the projects.

The Company includes its internal-use software, an intangible asset by nature, in Property, plant and equipment, net on the Consolidated Condensed Statements of Financial Position and therefore has excluded these assets and amortization from the disclosures above. The gross and net carrying amounts of internal-use software at September 30, 2014 were $511.7 million and $159.9 million, respectively. The gross and net carrying amounts of internal-use software at December 31, 2013 were $514.5 million and $209.7 million, respectively.

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

The 2012 Restructuring Actions are expected to impact about 2,063 positions worldwide, including 300 manufacturing positions. The 2012 Restructuring Actions will result in total pre-tax charges of approximately $176.0 million, with $170.0 million incurred to date, approximately $4.3 million remaining to be incurred in 2014 and approximately $1.7 million expected to be incurred in 2015. The Company expects the total cash costs of the 2012 Restructuring Actions to be approximately $102.2 million with $96.2 million incurred to date, and approximately $4.3 million and $1.7 million remaining in 2014 and in 2015, respectively.

The Company expects to incur total charges related to the 2012 Restructuring Actions of approximately $125.6 million in ISS, $35.7 million in All other and $14.7 million in Perceptive Software.

Impact to 2014 and 2013 Financial Results

For the three months ended September 30, 2014, charges for the Company’s 2012 Restructuring Actions were recorded in the Consolidated Condensed Statements of Earnings as follows:

			Selling, general	Restructuring	Impact on
	Restructuring-	Impact on	and	and related	Operating
	related costs	Gross profit	administrative	charges	income
Accelerated depreciation
charges	$0.1	$0.1	$0.8	$–	$0.9
Employee termination benefit
charges	–	–	–	5.3	5.3
Contract termination and lease
charges	–	–	–	1.4	1.4
Total restructuring charges	$0.1	$0.1	$0.8	$6.7	$7.6

For the nine months ended September 30, 2014, charges for the Company’s 2012 Restructuring Actions were recorded in the Consolidated Condensed Statements of Earnings as follows:

			Selling, general	Restructuring	Impact on
	Restructuring-	Impact on	and	and related	Operating
	related costs	Gross profit	administrative	charges	income
Accelerated depreciation
charges	$1.1	$1.1	$2.2	$–	$3.3
Excess components and other
inventory-related charges	7.6	7.6	–	–	7.6
Employee termination benefit
charges	–	–	–	10.8	10.8
Contract termination and lease
charges	–	–	–	1.9	1.9
Total restructuring charges	$8.7	$8.7	$2.2	$12.7	$23.6

For the three months ended September 30, 2013, charges for the Company’s 2012 Restructuring Actions were recorded in the Consolidated Condensed Statements of Earnings as follows:

			Selling, general	Restructuring	Impact on
	Restructuring-	Impact on	and	and related	Operating
	related costs	Gross profit	administrative	charges	income
Accelerated depreciation
charges	$1.4	$1.4	$0.6	$–	$2.0
Excess components and other
inventory-related charges	3.7	3.7	–	–	3.7
Employee termination benefit
charges	–	–	–	7.4	7.4
Total restructuring charges	$5.1	$5.1	$0.6	$7.4	$13.1

For the nine months ended September 30, 2013, charges for the Company’s 2012 Restructuring Actions were recorded in the Consolidated Condensed Statements of Earnings as follows:

				Restructuring
			Selling, general	and related	Impact on
	Restructuring-	Impact on	and	charges	Operating
	related costs	Gross profit	administrative	(reversals)	income
Accelerated depreciation
charges	$4.3	$4.3	$4.2	$–	$8.5
Excess components and other
inventory-related charges	13.9	13.9	–	–	13.9
Employee termination benefit
charges	–	–	–	4.9	4.9
Contract termination and lease
charges	–	–	–	(0.1)	(0.1)
Total restructuring charges	$18.2	$18.2	$4.2	$4.8	$27.2

The estimated useful lives of certain long-lived assets changed as a result of the Company’s decision to exit the development and manufacture of inkjet hardware. Accelerated depreciation charges for the 2012 Restructuring Actions and all of the other restructuring actions were determined in accordance with FASB guidance on accounting for the impairment or disposal of long-lived assets. The inventory-related charges incurred in the periods indicated above were determined in accordance with FASB guidance on inventory and were also attributable to the decision to cease manufacturing of inkjet hardware.

For the periods indicated above, the Company incurred employee termination benefit charges which include severance, medical and other benefits and contract termination and lease charges. Charges for the 2012 Restructuring Actions and all of the other restructuring actions were recorded in accordance with FASB guidance on employers’ accounting for postemployment benefits and guidance on accounting for costs associated with exit or disposal activities, as appropriate. Charges for the nine months ended September 30, 2013 included reversals due to a revision in assumptions regarding reductions in workforce that occurred in the first quarter, driven by the inclusion of one of the Company’s subsidiaries in the sale of inkjet technology and related assets that closed in the second quarter of 2013.

For the three and nine months ended September 30, 2014 and 2013, the Company incurred restructuring charges in connection with the 2012 Restructuring Actions in the Company’s segments as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
ISS	$0.6	$12.4	$12.9	$19.8
All other	(0.2)	–	3.0	3.3
Perceptive Software	7.2	0.7	7.7	4.1
Total charges	$7.6	$13.1	$23.6	$27.2

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits and contract termination and lease charges in connection with the 2012 Restructuring Actions. The total restructuring liability is included in Accrued liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

	Employee	Contract
	Termination	Termination &
	Benefits	Lease Charges	Total
Balance at January 1, 2014	$9.9	$–	$9.9
Costs incurred	11.7	2.0	13.7
Reversals (1)	(0.9)	(0.1)	(1.0)
Total restructuring charges, net	10.8	1.9	12.7
Payments and other (2)	(7.1)	–	(7.1)
Balance at September 30, 2014	$13.6	$1.9	$15.5

(1) Reversals due to changes in estimates for employee termination benefits.

(2) Other consists of changes in the liability balance due to foreign currency translations.

Summary of Other Restructuring Actions

General

In response to global economic weakening, to improve the efficiency and effectiveness of its operations, enhance the efficiency of the Company’s inkjet cartridge manufacturing operations and to reduce the Company’s business support cost and expense structure, the Company announced various restructuring actions (“Other Restructuring Actions”) from 2006 to October 2009. The Other Restructuring Actions included closing the Company’s inkjet supplies manufacturing facilities in Mexico, consolidating its cartridge manufacturing capacity as well as impacting positions in the Company’s general and administrative functions, supply chain and sales support, marketing and sales management and consolidating the Company’s research and development programs. In the nine months ended September 30, 2014, employee termination benefit charges were incurred for actions that were not a part of an announced plan. The Other Restructuring Actions are considered substantially completed and any remaining charges to be incurred from these actions are expected to be immaterial.

Impact to 2014 and 2013 Financial Results

For the three months ended September 30, 2014, there were no charges for the Company’s Other Restructuring Actions.

For the nine months ended September 30, 2014, charges for the Company’s Other Restructuring Actions were recorded in the Consolidated Condensed Statements of Earnings as follows:

	Restructuring	Impact on
	and related	Operating
	charges	income
Employee termination benefit charges	$1.1	$1.1
Contract termination and lease charges	0.8	0.8
Total restructuring charges	$1.9	$1.9

For the three months ended September 30, 2013, charges for the Company’s Other Restructuring Actions were recorded in the Consolidated Condensed Statements of Earnings as follows:

	Restructuring	Impact on
	and related	Operating
	charges	income
Employee termination benefit charges	$0.2	$0.2
Total restructuring charges	$0.2	$0.2

There were no net charges for the Company’s Other Restructuring Actions for the nine months ended September 30, 2013.

For the three and nine months ended September 30, 2014 and 2013, the Company incurred restructuring charges in connection with the Other Restructuring Actions in the Company’s segments as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
ISS	$–	$0.2	$0.9	$(0.1)
All other	–	–	0.6	0.1
Perceptive Software	–	–	0.4	–
Total charges	$–	$0.2	$1.9	$–

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits and contract termination and lease charges in connection with the Company’s Other Restructuring Actions. The total restructuring liability is included in Accrued liabilities on the Company’s Consolidated Condensed Statements of Financial Position.

	Employee	Contract
	Termination	Termination &
	Benefits	Lease Charges	Total
Balance at January 1, 2014	$1.4	$0.1	$1.5
Costs incurred	1.3	0.8	2.1
Reversals (1)	(0.2)	–	(0.2)
Total restructuring charges, net	1.1	0.8	1.9
Payments and other (2)	(2.5)	(0.7)	(3.2)
Balance at September 30, 2014	$–	$0.2	$0.2

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

Details about the Company’s available-for-sale Marketable securities, including gross unrealized gains and losses, as of September 30, 2014 are provided below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$297.9	$1.0	$(0.3)	$298.6
Government and agency debt securities	273.8	0.2	(0.1)	273.9
Asset-backed and mortgage-backed securities	62.0	0.4	(0.1)	62.3
Total security investments	633.7	1.6	(0.5)	634.8
Cash equivalents	(8.0)	–	–	(8.0)
Total marketable securities	$625.7	$1.6	$(0.5)	$626.8

At December 31, 2013, the Company’s available-for-sale Marketable securities had gross unrealized gains and losses of $2.3 million and $1.5 million, respectively, with an estimated fair value of $788.2 million excluding $12.5 million of cash equivalents.

Although contractual maturities of the Company’s investment in debt securities may be greater than one year, the investments are classified as Current assets in the Consolidated Condensed Statements of Financial Position due to the Company’s ability to use these investments for current liquidity needs, if required. As of December 31, 2013, auction rate securities of $6.7 million were classified as noncurrent assets because the securities had experienced unsuccessful auctions and poor debt market conditions had reduced the likelihood that the securities would successfully auction within the next 12 months, and were valued based on facts and circumstances that existed at that date. The Company’s auction rate preferred stock and municipal auction rate security investments were fully redeemed at par during the first and third quarters of 2014, respectively.

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

	September 30, 2014		December 31, 2013
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value
Due in less than one year	$101.9	$102.1	$160.4	$160.6
Due in one to five years	518.8	519.3	621.1	622.2
Due after five years	13.0	13.4	18.4	17.9
Total available-for-sale marketable securities	$633.7	$634.8	$799.9	$800.7

For the three and nine months ended September 30, 2014, the Company recognized $1.6 million and $2.6 million, respectively, in net gains on its marketable securities included in Other expense (income), net on the Consolidated Condensed Statements of Earnings.  Amounts in both the three and nine months ended September 30, 2014 include a gain of $1.3 million on the Company’s previously held investment in shares of ReadSoft, which were purchased during the three months ended September 30, 2014 and marked to fair value on the acquisition date. Refer to Note 3 of the Notes to Consolidated Condensed Financial Statements for information.

For the three and nine months ended September 30, 2013, the Company recognized $0.1 million and $0.8 million, respectively, in net gains on its marketable securities. For 2013 periods, these amounts represent realized gains due to sales and maturities and are included in Other expense (income), net on the Consolidated Condensed Statements of Earnings. The Company uses the specific identification method when accounting for the costs of its available-for-sale marketable securities sold.

As described in the Company’s 2013 Annual Report on Form 10-K, revisions to prior periods were made to correct errors that were not material, individually or in the aggregate, to the prior period financial statements related to the amortization and accretion of premiums and discounts and the realized gains and losses related to the Company’s marketable securities. The effects of revision on the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2013 increased Net cash flows provided by operating activities by $3.7 million and increased Net cash flows used for investing activities by the same amount.

Impairment

The FASB guidance on the recognition and presentation of OTTI requires that credit-related OTTI on debt securities be recognized in earnings while noncredit-related OTTI of debt securities not expected to be sold be recognized in other comprehensive income. For the three and nine months ended September 30, 2014 and 2013, the Company incurred no OTTI on its debt securities. As of September 30, 2014, amounts related to credit losses for which a portion of total OTTI was recognized in other comprehensive income were immaterial for disclosure.

The following table provides information at September 30, 2014, about the Company’s marketable securities with gross unrealized losses for which no OTTI has been incurred, and the length of time that individual securities have been in a continuous unrealized loss position. The pre-tax gross unrealized loss below is recognized in Accumulated other comprehensive loss:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Corporate debt securities	$101.0	(0.3)	–	–	$101.0	(0.3)
Government and agency debt securities	103.6	(0.1)	–	–	103.6	(0.1)
Asset-backed and mortgage-backed securities	40.9	(0.1)	1.4	–	42.3	(0.1)
Total	$245.5	$(0.5)	$1.4	$–	$246.9	$(0.5)

As of September 30, 2014, none of the Company’s marketable securities for which OTTI has been incurred are in an unrealized loss position.

Corporate Debt Securities

Unrealized losses on the Company’s corporate debt securities are attributable to current economic conditions and are not due to credit quality. Because the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before recovery of their net book values, which may be at maturity, the Company does not consider securities in its corporate debt portfolio to be other-than-temporarily impaired at September 30, 2014.

Asset-Backed and Mortgage-Backed Securities

Credit losses for the asset-backed and mortgage-backed securities are derived by examining the significant drivers that affect loan performance such as prepayment speeds, default rates and current loan status. These drivers are used to apply specific assumptions to each security and are further divided in order to separate the underlying collateral into distinct groups based on loan performance characteristics. For instance, more weight is placed on higher risk categories such as collateral that exhibits higher than normal default rates, those loans originated in high risk states where home appreciation has suffered the most severe correction and those loans which exhibit longer delinquency rates. Based on these characteristics, collateral-specific assumptions are applied to build a model to project future cash flows expected to be collected. These cash flows are then discounted at the current yield used to accrete the beneficial interest, which approximates the effective interest rate implicit in the bond at the date of acquisition for those securities purchased at par. The unrealized losses on the Company’s remaining asset-backed and mortgage-backed securities are due to constraints in market liquidity for certain portions of these sectors in which the Company has investments, and are not due to credit quality. Because the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before recovery of their net book values, the Company does not consider the remainder of its asset-backed and mortgage-backed debt portfolio to be other-than-temporarily impaired at September 30, 2014.

Government and Agency Securities

The unrealized losses on the Company’s investments in government and agency securities are the result of interest rate effects. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their net book values, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2014.

7.          INVENTORIES

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

Inventories consist of the following:

	September 30,	December 31,
	2014	2013
Raw materials	$34.0	$22.3
Work in process	31.7	20.3
Finished goods	206.4	225.6
Inventories	$272.1	$268.2

8.          ACCRUED LIABILITIES AND OTHER LIABILITIES

Changes in the Company’s warranty liability for standard warranties and deferred revenue for extended warranties are presented in the tables below:

Warranty Liability:

	2014	2013
Balance at January 1	$30.5	$46.7
Accruals for warranties issued	40.1	48.6
Accruals related to pre-existing warranties (including
changes in estimates)	4.3	(4.0)
Settlements made (in cash or in kind)	(52.4)	(55.6)
Balance at September 30	$22.5	$35.7

Deferred Service Revenue:

	2014	2013
Balance at January 1	$179.9	$192.0
Revenue deferred for new extended warranty contracts	63.4	52.3
Revenue recognized	(69.3)	(67.0)
Balance at September 30	$174.0	$177.3
Current portion	77.0	80.6
Non-current portion	97.0	96.7
Balance at September 30	$174.0	$177.3

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

Compensation liabilities, included in Accrued liabilities on the Consolidated Condensed Statements of Financial Position, were $121.1 million as of September 30, 2014 and $161.5 million as of December 31, 2013, a decrease of $40.4 million. This decrease was primarily driven by payments for annual employee bonuses of approximately $55 million and a legal settlement payment of $14.4 million, and fewer days accrued in September for payroll, offset by accruals for employee incentives.

9.           INCOME TAXES

The Provision for income taxes for the three months ended September 30, 2014 was an expense of $7.4 million or an effective tax rate of 16.3%, compared to an expense of $18.1 million or an effective tax rate of 34.9% for the three months ended September 30, 2013. The difference in these rates is primarily due to decreased income tax expense of $7.3 million in recognition of several discrete items, which included the settlement of the Internal Revenue Service (“IRS”) examination of the U.S. federal income tax returns for the years 2010 and 2011 and the revaluation of certain deferred taxes due to exchange rate fluctuations.

The Provision for income taxes for the nine months ended September 30, 2014 was an expense of $40.5 million or an effective tax rate of 27.9%, compared to an expense of $58.8 million or an effective tax rate of 25.9% for the nine months ended September 30, 2013. The difference in these rates is primarily due to the fact that the effective rate on the Company’s divestiture of certain inkjet-related technology and assets in 2013 was lower than the overall stated rate, a shift in the expected geographic distribution of earnings for 2014, and to the fact that the U.S. research and experimentation tax credit was not in effect during the first nine months of 2014 but was in effect during the first nine months of 2013. Additionally, for the nine months ended September 30, 2014, the Company decreased income tax expense by $4.0 million in recognition of several discrete items, which included the settlement of the IRS examination of the U.S. federal income tax returns for the years 2010 and 2011 and the revaluation of certain deferred taxes due to exchange rate fluctuations.

10.         STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE EARNINGS (LOSS)

In August 2012, the Company received authorization from the Board of Directors to repurchase an additional $200 million of its Class A Common Stock for a total repurchase authority of $4.85 billion. As of September 30, 2014, there was approximately $111 million of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors.

Treasury Stock

During the three and nine months ended September 30, 2014, the Company repurchased approximately 0.4 and 1.3 million shares at a cost of $18.0 million and $58.0 million, respectively. During the three and nine months ended September 30, 2013, the Company repurchased approximately 0.5 million and 2.1 million shares at a cost of $21.0 million and $62.0 million, respectively. As of September 30, 2014, the Company had repurchased approximately 111.7 million shares of its Class A Common Stock for an aggregate cost of approximately $4.74 billion since the inception of the program in April 1996. As of September 30, 2014, the Company had reissued approximately 0.5 million previously repurchased shares in connection with certain of its employee benefit programs. As a result of these issuances as well as the retirement of 44.0 million, 16.0 million and 16.0 million shares of treasury stock in 2005, 2006 and 2008, respectively, the net treasury shares outstanding at September 30, 2014 were 35.1 million. Share repurchases for the three and nine months ended September 30, 2014 were executed via accelerated share repurchase (“ASR”) agreements.

ASR Agreement

On July 24, 2014, the Company entered into an ASR Agreement with a financial institution counterparty. The impact of the ASR Agreement is included in the numerical disclosures provided in the preceding paragraphs. Under the terms of the ASR Agreement, the Company paid $18.0 million targeting 0.4 million shares based on the closing price of the Company’s Class A Common Stock on July 24, 2014. On July 29, 2014, the Company took delivery of 85% of the shares in the initial transaction, or 0.3 million shares, and the remaining 15% was held back until final settlement. The final number of shares to be delivered by the counterparty under the ASR Agreement was dependent on the average of the daily volume weighted-average price of the Company’s Class A Common Stock over the agreement’s trading period, a discount, and the initial number of shares delivered. Under the terms of the ASR Agreement, the Company would either receive additional shares from the counterparty or be required to deliver additional shares or cash to the counterparty. The Company controlled its election to either deliver additional shares or cash to the counterparty. On August 26, 2014, the Company took delivery of the remaining 0.1 million shares in final settlement of the ASR Agreement.

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

Dividends

The Company’s dividend activity during the nine months ended September 30, 2014 was as follows:

			Lexmark International, Inc.
			Class A Common Stock
Declaration Date	Record Date	Payment Date	Dividend Per Share	Cash Outlay
February 20, 2014	March 03, 2014	March 14, 2014	$0.30	$18.6
April 24, 2014	May 30, 2014	June 13, 2014	$0.36	$22.4
July 24, 2014	August 29, 2014	September 12, 2014	$0.36	$22.2

The payment of the cash dividends also resulted in the issuance of dividend equivalent units to holders of restricted stock units (“RSU”). Diluted weighted-average Lexmark Class A Common Stock share amounts presented reflect this issuance. All cash dividends and dividend equivalent units are accounted for as reductions of Retained earnings.

Accumulated Other Comprehensive Loss

The following tables provide the tax benefit or expense attributed to each component of Other comprehensive earnings (loss):

	Three Months Ended
	September 30, 2014			September 30, 2013
	Change,	Tax benefit	Change,	Change,	Tax benefit	Change,
	net of tax	(liability)	pre-tax	net of tax	(liability)	pre-tax
Components of other comprehensive earnings (loss):
Foreign currency translation adjustment	$(36.5)	$–	$(36.5)	$1.1	$–	$1.1
Recognition of pension and other postretirement benefit plans prior service credit, net of (amortization)	(0.1)	0.1	(0.2)	(0.1)	0.1	(0.2)
Net unrealized (loss) gain on marketable securities - OTTI	–	–	–	(0.1)	–	(0.1)
Net unrealized gain (loss) on marketable securities	(0.8)	0.1	(0.9)	0.9	(0.1)	1.0
Total other comprehensive earnings (loss)	$(37.4)	$0.2	$(37.6)	$1.8	$–	$1.8

	Nine Months Ended
	September 30, 2014			September 30, 2013
	Change,	Tax benefit	Change,	Change,	Tax benefit	Change,
	net of tax	(liability)	pre-tax	net of tax	(liability)	pre-tax
Components of other comprehensive earnings (loss):
Foreign currency translation adjustment	$(32.0)	$–	$(32.0)	$(33.2)	$–	$(33.2)
Recognition of pension and other postretirement benefit plans prior service credit	(0.1)	0.1	(0.2)	0.1	0.2	(0.1)
Net unrealized (loss) gain on marketable securities - OTTI	(0.1)	–	(0.1)	–	–	–
Net unrealized gain (loss) on marketable securities	–	(0.3)	0.3	(1.1)	–	(1.1)
Forward starting interest rate swap designated as a cash flow hedge	–	–	–	0.9	(0.5)	1.4
Total other comprehensive earnings (loss)	$(32.2)	$(0.2)	$(32.0)	$(33.3)	$(0.3)	$(33.0)

The change in Accumulated other comprehensive loss, net of tax, for the three months ended September 30, 2014, consists of the following:

		Recognition of	Net
		Pension and	Unrealized	Net
	Foreign	Other	Gain (Loss) on	Unrealized	Accumulated
	Currency	Postretirement	Marketable	Gain (Loss) on	Other
	Translation	Benefit Plans	Securities –	Marketable	Comprehensive
	Adjustment	Prior Service Credit	OTTI	Securities	(Loss) Earnings
Balance at June 30, 2014	$(33.1)	$1.4	$–	$1.7	$(30.0)
Other comprehensive (loss) earnings before reclassifications	(36.5)	–	–	0.6	(35.9)
Amounts reclassified from accumulated other comprehensive loss	–	(0.1)	–	(1.4)	(1.5)
Net current-period other comprehensive (loss) earnings	(36.5)	(0.1)	–	(0.8)	(37.4)
Balance at September 30, 2014	$(69.6)	$1.3	$–	$0.9	$(67.4)

The change in Accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2014, consists of the following:

		Recognition of	Net
		Pension and	Unrealized	Net
	Foreign	Other	Gain (Loss) on	Unrealized	Accumulated
	Currency	Postretirement	Marketable	Gain (Loss) on	Other
	Translation	Benefit Plans	Securities –	Marketable	Comprehensive
	Adjustment	Prior Service Credit	OTTI	Securities	(Loss) Earnings
Balance at December 31, 2013	$(37.6)	$1.4	$0.1	$0.9	$(35.2)
Other comprehensive (loss) earnings before reclassifications	(32.0)	0.2	(0.1)	2.3	(29.6)
Amounts reclassified from accumulated other comprehensive loss	–	(0.3)	–	(2.3)	(2.6)
Net current-period other comprehensive (loss) earnings	(32.0)	(0.1)	(0.1)	–	(32.2)
Balance at September 30, 2014	$(69.6)	$1.3	$–	$0.9	$(67.4)

The change in Accumulated other comprehensive loss, net of tax, for the three months ended September 30, 2013, consists of the following:

		Recognition of	Net	Net
		Pension and	Unrealized	Unrealized
	Foreign	Other	Gain on	Gain (Loss)	Accumulated
	Currency	Postretirement	Marketable	on	Other
	Translation	Benefit Plans	Securities –	Marketable	Comprehensive
	Adjustment	Prior Service Credit	OTTI	Securities	Loss
Balance at June 30, 2013	$(39.9)	$(0.5)	$0.2	$–	$(40.2)
Other comprehensive (loss) earnings before reclassifications	1.1	–	–	0.9	2.0
Amounts reclassified from accumulated other comprehensive loss	–	(0.1)	(0.1)	–	(0.2)
Net current-period other comprehensive (loss) earnings	1.1	(0.1)	(0.1)	0.9	1.8
Balance at September 30, 2013	$(38.8)	$(0.6)	$0.1	$0.9	$(38.4)

The change in Accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2013, consists of the following:

		Recognition of	Net	Net	Forward-Starting
		Pension and	Unrealized	Unrealized	Interest Rate
	Foreign	Other	Gain on	Gain (Loss)	Swap	Accumulated
	Currency	Postretirement	Marketable	on	Designated as a	Other
	Translation	Benefit Plans	Securities –	Marketable	Cash Flow	Comprehensive
	Adjustment	Prior Service Credit	OTTI	Securities	Hedge	Loss
Balance at December 31, 2012	$(5.6)	$(0.7)	$0.1	$2.0	$(0.9)	$(5.1)
Other comprehensive (loss) earnings before reclassifications	(22.5)	0.1	0.1	(0.5)	0.9	(21.9)
Amounts reclassified from accumulated other comprehensive loss	(10.7)	–	(0.1)	(0.6)	–	(11.4)
Net current-period other comprehensive (loss) earnings	(33.2)	0.1	–	(1.1)	0.9	(33.3)
Balance at September 30, 2013	$(38.8)	$(0.6)	$0.1	$0.9	$–	$(38.4)

The September 30, 2013 ending balance in the tables above for Net Unrealized Gain (Loss) on Marketable Securities – OTTI represents the cumulative favorable mark-to-market adjustment on debt securities for which OTTI was previously recognized under the amended FASB guidance adopted by the Company in 2009.

The following tables provide details of amounts reclassified from Accumulated other comprehensive loss:

	Amount Reclassified from
	Accumulated Other
	Comprehensive Earnings (Loss)

Details about Accumulated Other	Three Months Ended
Comprehensive Earnings (Loss)	September 30,	September 30,
Components	2014	2013	Affected Line Item in the Statements of Earnings
Recognition of pension and
other postretirement benefit plans
prior service credit
Amortization of prior service benefit	$0.2	$0.2	Note 12, Employee Pension and Postretirement Plans
	(0.1)	(0.1)	Tax benefit (liability)
	$0.1	$0.1	Net of tax

Unrealized gains and (losses) on
Marketable securities
Non-OTTI	$1.6	$–	Other expense (income), net
OTTI	–	0.1	Other expense (income), net
	(0.2)	–	Tax (liability) benefit
	$1.4	$0.1	Net of tax

Total reclassifications for the period	$1.5	$0.2	Net of tax

	Amount Reclassified from
	Accumulated Other
	Comprehensive Earnings (Loss)

Details about Accumulated Other	Nine Months Ended
Comprehensive Earnings (Loss)	September 30,	September 30,
Components	2014	2013	Affected Line Item in the Statements of Earnings
Foreign currency translation adjustment
Foreign exchange gain recognized
upon sale of a foreign entity	$–	$10.7	Gain on sale of inkjet-related technology and assets

Recognition of pension and
other postretirement benefit plans
prior service credit
Amortization of prior service benefit	$0.5	$0.6	Note 12, Employee Pension and Postretirement Plans
Pension-related losses recognized
upon sale of a subsidiary	–	(0.4)	Gain on sale of inkjet-related technology and assets
	(0.2)	(0.2)	Tax benefit (liability)
	$0.3	$–	Net of tax

Unrealized gains and (losses) on
Marketable securities
Non-OTTI	$2.6	$0.7	Other expense (income), net
OTTI	–	0.1	Other expense (income), net
	(0.3)	(0.1)	Tax (liability) benefit
	$2.3	$0.7	Net of tax

Total reclassifications for the period	$2.6	$11.4	Net of tax

11.          EARNINGS PER SHARE (“EPS”)

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Numerator:
Net earnings	$37.9	$33.7	$104.7	$167.8
Denominator:
Weighted average shares used to compute basic EPS	62.0	62.8	62.1	63.2
Effect of dilutive securities -
Employee stock plans	1.3	1.2	1.3	1.1
Weighted average shares used to compute diluted EPS	63.3	64.0	63.4	64.3

Basic net EPS	$0.61	$0.54	$1.69	$2.65
Diluted net EPS	$0.60	$0.53	$1.65	$2.61

RSUs, stock options, and dividend equivalent units totaling an additional 1.0 million and 2.5 million shares of Class A Common Stock for the three months ended September 30, 2014 and 2013, respectively, and 0.9 million and 2.4 million of Class A Common Stock for the nine months ended September 30, 2014 and 2013, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

Under the terms of Lexmark’s RSU agreements, unvested RSU awards contain forfeitable rights to dividends and dividend equivalent units. Because the dividend equivalent units are forfeitable, they are defined as non-participating securities. As of September 30, 2014, there were approximately 0.2 million dividend equivalent units outstanding, which will vest at the time that the underlying RSU vests.

In addition to the 0.9 million antidilutive shares for the nine months ended September 30, 2014, mentioned above, unvested RSUs with a performance condition that were granted in 2014, 2013 and 2012 were also excluded from the computation of diluted earnings per share. According to FASB guidance on earnings per share, contingently issuable shares are excluded from the computation of diluted EPS if, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. If the performance condition were to become satisfied based on actual financial results and the performance awards would have a dilutive impact on EPS, the performance awards included in the diluted EPS calculation would be in the range of 0.1 million to 0.7 million shares depending on the level of achievement.

12.          EMPLOYEE PENSION AND POSTRETIREMENT PLANS

The components of the net periodic benefit cost for both the pension and postretirement plans for the three and nine months ended September 30, 2014 and 2013 were as follows:

Pension Benefits:	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Service cost	$1.1	$1.2	$3.3	$3.6
Interest cost	8.8	8.3	26.4	24.4
Expected return on plan assets	(11.1)	(10.7)	(33.5)	(32.2)
Actuarial gain	–	–	(1.7)	–
Net periodic benefit (credit) cost	$(1.2)	$(1.2)	$(5.5)	$(4.2)

Other Postretirement Benefits:	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Service cost	$0.1	$0.2	$0.4	$0.5
Interest cost	0.3	0.3	0.8	0.9
Amortization of prior service (benefit) cost	(0.2)	(0.2)	(0.5)	(0.6)
Actuarial gain	–	–	(1.2)	–
Net periodic benefit (credit) cost	$0.2	$0.3	$(0.5)	$0.8

For the nine months ended September 30, 2014, $24.8 million of contributions have been made to the Company’s pension and postretirement plans. The Company currently expects to contribute approximately $5 million to its pension and other postretirement plans for the remainder of 2014. The actuarial gains recognized in the nine months ended September 30, 2014 were due to adjustments to the Company’s U.S. pension and other postretirement benefit plan obligations for updated year-end 2013 census data received during the second quarter.

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

Net outstanding notional amount of derivative positions as of September 30, 2014 is in the table that follows. These positions were driven by fair value hedges of recognized assets and liabilities primarily denominated in the currencies below:

Long (Short) Positions by Currency (in USD)	September 30, 2014
EUR / USD	$33.3
MXN / USD	27.3
CNY / USD	(22.0)
Other, net	(1.3)
Total	$37.3

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

As of September 30, 2014 and December 31, 2013, the Company had the following net derivative assets (liabilities) recorded at fair value in Prepaid expenses and other current assets (Accrued liabilities) on the Consolidated Condensed Statements of Financial Position:

	Net Asset Position		Net (Liability) Position
Foreign Exchange Contracts	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Gross liability position	$–	$(0.5)	$(0.6)	$(0.4)
Gross asset position	0.4	0.6	0.3	0.2
Net asset (liability) position (1)	0.4	0.1	(0.3)	(0.2)
Gross amounts not offset (2)	–	–	–	–
Net amounts	$0.4	$0.1	$(0.3)	$(0.2)

(1) Amounts presented in the Consolidated Condensed Statements of Financial Position

(2) Amounts not offset in the Consolidated Condensed Statements of Financial Position

The Company had the following (gains) and losses related to derivative instruments qualifying and designated as hedging instruments in fair value hedges and related hedged items recorded on the Consolidated Condensed Statements of Earnings:

	Recorded in
	Cost of revenue*				Other expense (income), net
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
Fair Value Hedging	September 30		September 30		September 30		September 30
Relationships	2014	2013	2014	2013	2014	2013	2014	2013
Foreign exchange contracts	$6.3	$(2.5)	$7.0	$(2.5)	$0.5	$(0.1)	$0.3	$1.6
Underlying	(5.4)	4.5	(4.6)	10.3	(0.1)	–	(0.7)	(1.6)
Total	$0.9	$2.0	$2.4	$7.8	$0.4	$(0.1)	$(0.4)	$–

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

Perceptive Software offers a complete suite of enterprise content management (“ECM”), business process management (“BPM”), document output management (“DOM”), intelligent data capture and search software as well as associated industry-specific solutions. The Company acquired AccessVia, Inc. (“AccessVia”) and Twistage, Inc. (“Twistage”) on March 1, 2013, Saperion on September 16,

2013, PACSGEAR, Inc. (“PACSGEAR”) on October 3, 2013, and ReadSoft on August 19, 2014. These acquisitions further expanded and strengthened the solutions available in the Perceptive Software segment.

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

The following table includes information about the Company’s reportable segments:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Revenue:
ISS	$835.0	$836.7	$2,482.0	$2,505.0
Perceptive Software	83.1	53.8	205.6	156.5
Total revenue	$918.1	$890.5	$2,687.6	$2,661.5

Operating income (loss):
ISS	$157.7	$156.8	$472.5	$580.3
Perceptive Software	(21.4)	(18.3)	(65.8)	(58.6)
All other	(81.8)	(77.9)	(235.9)	(263.2)
Total operating income	$54.5	$60.6	$170.8	$258.5

Operating income (loss) noted above for the three months ended September 30, 2014 includes restructuring charges of $0.6 million in ISS, $7.2 million in Perceptive Software and $(0.2) million in All other. Operating income (loss) related to Perceptive Software for the three months ended September 30, 2014 also includes $19.1 million of amortization expense related to intangible assets acquired by the Company. Operating income (loss) noted above for the nine months ended September 30, 2014 includes restructuring charges of $13.8 million in ISS, $8.1 million in Perceptive Software and $3.6 million in All other. Operating income (loss) related to Perceptive Software for the nine months ended September 30, 2014 also includes $52.8 million of amortization expense related to intangible assets acquired by the Company. Operating income (loss) related to All other for the nine months ended September 30, 2014 includes a pension and other postretirement benefit plan actuarial gain of $2.9 million.

Operating income (loss) noted above for the three months ended September 30, 2013 includes restructuring charges of $12.6 million in ISS and $0.7 million in Perceptive Software. Operating income (loss) related to Perceptive Software for the three months ended September 30, 2013 includes $13.8 million of amortization expense related to intangible assets acquired by the Company. Operating income (loss) noted above for the nine months ended September 30, 2013 includes restructuring charges of $19.7 million in ISS, $4.1 million in Perceptive Software and $3.4 million in All other. Operating income (loss) related to Perceptive Software for the nine months ended September 30, 2013 includes $39.9 million of amortization expense related to intangible assets acquired by the Company.

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

15.          COMMITMENTS AND CONTINGENCIES

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

Copyright Fees

Certain countries (primarily in Europe) and/or collecting societies representing copyright owners’ interests have taken action to impose fees on devices (such as scanners, printers and multifunction devices) alleging the copyright owners are entitled to compensation because these devices enable reproducing copyrighted content. Other countries are also considering imposing fees on certain devices. The amount of fees, if imposed, would depend on the number of products sold and the amounts of the fee on each product, which will vary by product and by country. The Company has accrued amounts that it believes are adequate to address the risks related to the copyright fee issues currently pending. The financial impact on the Company, which will depend in large part upon the outcome of local legislative processes, the Company’s and other industry participants’ outcome in contesting the fees and the Company’s ability to mitigate that impact by increasing prices, which ability will depend upon competitive market conditions, remains uncertain. As of September 30, 2014, the Company has accrued approximately $58.8 million for pending copyright fee charges, including litigation proceedings, local legislative initiatives and/or negotiations with the parties involved. Although it is reasonably possible that amounts may exceed the amount accrued by the Company, such amount, or range of possible loss, given the complexities of the legal issues in these matters, cannot be reasonably estimated by the Company at this time.

As of September 30, 2014, approximately $53.4 million of the $58.8 million accrued for the pending copyright fee issues was related to single function printer devices sold in Germany prior to December 31, 2007. For the period after 2007, the German copyright levy laws were revised and the Company has been making payments under this revised copyright levy scheme related to single function printers sold in Germany.

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

In December 2009, VG Wort instituted non-binding arbitration proceedings against the Company before the arbitration board of the Patent and Trademark Office in Munich relating to whether, and to what extent, copyright levies should be imposed on single function printers sold by the Company in Germany from 2001 to 2007. In its submissions to the Patent and Trademark Office in Munich the Company asserted that all claims for levies on single function printers sold by the Company in Germany should be dismissed. On February 22, 2011 the arbitration board issued a partial decision finding that the claims of VG Wort for the years 2001 through 2005 are time barred by the statute of limitations. On October 27, 2011, the arbitration board further found that the copyright levy claims for single function printers for the years 2006 and 2007 should be dismissed pursuant to the October 2002 agreement between the Company and VG Wort finding the parties agreed to be bound by the judgment of the German Federal Supreme Court of December 6, 2007 which dismissed VG Wort’s copyright levy claims for single function printers. VG Wort has filed objections against these non-binding decisions and, on April 25, 2012, filed legal action against the Company in the Munich (Civil) Court of Appeals seeking to collect copyright levies for single function printers sold by the Company in Germany from 2001 to 2007. In contesting VG Wort’s filing, the Company is seeking the Munich (Civil) Court of Appeals’ determination that the Company does not owe copyright levies for single function printers sold by the Company in Germany for the contested period. On June 6, 2013, the Munich (Civil) Court of Appeals ruled that the Company’s payment obligation for single-function printers sold until 2007 is dependent on the final outcome of the industry-wide litigation of VG Wort vs. HP described above. On June 26, 2013, the Company filed a complaint against denial of leave of appeal with the German Federal Supreme Court. On June 12, 2014, the German Federal Supreme Court denied the Company’s appeal.  The Company has appealed the decision to the Bundesverfassungsgericht (the “German Federal Constitutional Court”) challenging the lower court’s ruling.

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

16.          RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Updates Recently Issued and Effective

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires that unrecognized tax benefits be presented as a reduction to deferred tax assets for all same jurisdiction loss or other tax carryforwards that are available and would be used by the entity to settle additional income taxes resulting from disallowance of the uncertain tax position. The amendments in ASU 2013-11 became effective for the Company in the first quarter of 2014 and were applied prospectively, which resulted in a reduction of approximately $1 million to Other assets and Other liabilities as of September 30, 2014 in the Consolidated Condensed Statements of Financial Position.

Accounting Standards Updates Recently Issued But Not Yet Effective

In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). Under ASU 2014-08, only a disposal of a component or a group of components that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results will qualify as a discontinued operation. In addition, under the revised definition, reporting discontinued operations will no longer be precluded when the operations and cash flows of the disposed component have not been eliminated from ongoing operations or when there is significant continuing involvement with the component after disposal. The amendments in ASU 2014-08 will be effective prospectively for the Company in the first quarter of 2015. The Company does not anticipate a material impact to its financial statements from ASU 2014-08, absent any disposals of components or groups of components that represent a strategic shift having a major effect on the Company’s operations and financial results in future periods.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a new comprehensive standard for revenue recognition that is based on the core principle that revenue be recognized in a manner that depicts the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Under the new standard, a good or service is transferred to the customer when (or as) the customer obtains control of the good or service, which differs from the risk and rewards approach under current guidance. The new standard provides guidance for transactions that were not previously addressed comprehensively, including service revenue and contract modifications, eliminates industry-specific revenue recognition guidance, including that for software, and requires enhanced disclosures about revenue. ASU 2014-09 affects any entity that enters into contracts with customers to transfer goods or services, except for certain contracts within the scope of other standards (such as leases), and is also applicable to transfers of nonfinancial assets outside of the entity’s ordinary activities. Areas of potential change for the Company include, but are not limited to, units of accounting, the determination of the transaction price, the allocation of the transaction price to multiple goods and services, transfer of control, software licenses, and capitalization of contract costs.

ASU 2014-09 will be effective for the Company on January 1, 2017 and may be adopted through either retrospective application to all periods presented in the financial statements or through a cumulative effect adjustment to retained earnings by applying the new guidance to contracts that still require performance at the effective date. Early adoption is not permitted. The Company is in the process of evaluating the new standard and cannot currently estimate the financial statement impact of adoption. The Company has not made a decision regarding the transition method it will use to adopt the new standard.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). Under ASU 2014-15, management must evaluate on a quarterly basis whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. Substantial doubt exists when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. Disclosures will be required if conditions or events give rise to substantial doubt. The amendments in ASU 2014-15 will be effective starting with the Company’s 2016 annual financial statements and are not expected to have a material impact.

The FASB issued other guidance during 2014 that is not applicable to the Company’s current financial statements and disclosures and, therefore, is not discussed above.

17.          SUBSEQUENT EVENTS

On October 9, 2014, the Company entered into an amended and restated trade receivables facility to extend the facility for two years to October 7, 2016, and to reflect the assignment of Fifth Third Bank’s rights and obligations as an investor agent and a bank to Wells Fargo Bank, N.A.

On October 23, 2014, the Company’s Board of Directors approved a quarterly dividend of $0.36 per share of Class A Common Stock. The dividend is payable December 12, 2014 to stockholders of record on November 28, 2014.

After the close of the markets on October 24, 2014, the Company entered into an ASR Agreement with a financial institution counterparty. Pursuant to the terms of the ASR Agreement, the Company will purchase $22 million of the outstanding shares of its Class A Common Stock from the financial institution counterparty. Under the ASR Agreement, the financial institution counterparty delivered to the Company on October 29, 2014, 0.5 million shares, equal to 85 percent of the shares that would be repurchased at the closing price of the Company’s Class A Common Stock on October 24, 2014. Upon delivery of these shares, the number of shares held in treasury increased from 35.1 million shares to 35.6 million shares. The final number of shares to be delivered to the Company by the financial institution counterparty under the ASR Agreement shall be adjusted based on a discount to the average of the daily volume weighted-average price of the Company’s Class A Common Stock during the term of the ASR Agreement. If the number of shares to be delivered to the Company is less than the initial delivery of shares by the financial institution counterparty, the Company may be required to remit shares or cash to the financial institution counterparty as a result of such adjustment. The Company controls the election to deliver either additional shares or cash to the counterparty. The share repurchases are expected to be completed during the fourth quarter of 2014.

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

•         The Perceptive Software strategy is primarily focused on capturing profitable software licenses, subscriptions and maintenance annuities from its industry and process-specific workflow enhancing solutions by combining its deep industry expertise and a broad intelligent capture/ECM/BPM/enterprise search software platform into a model that is easy to integrate, use and support.

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

Business Factors

For the three months ended September 30, 2014, total Lexmark revenue increased 3% YTY, primarily due to Perceptive Software revenue increases and increases in large workgroup hardware and laser supplies revenue in the ISS segment, partially offset by the impact of the Company’s planned exit from inkjet technologies. For the three months ended September 30, 2014, operating income decreased 10% YTY primarily due to higher operating expenses, including acquisition and divestiture-related adjustments, partially offset by higher gross profit.

For the nine months ended September 30, 2014, total Lexmark revenue increased 1% YTY, primarily due to increases in laser supplies revenue in the ISS segment and Perceptive Software revenue increases, mostly offset by the impact of the Company’s planned exit from inkjet technologies. For the nine months ended September 30, 2014, operating income decreased 34% YTY primarily due to the Gain on sale of inkjet-related technology and assets recognized in the second quarter of 2013 and higher acquisition-related adjustments, partially offset by higher gross profit.

Results for all periods presented reflect the retrospective application of the change in accounting method for pension and other postretirement plan benefit obligations and related changes to inventory costing, capitalization of internal-use software costs and the allocation of pension and other postretirement plan costs to reportable segments described in our 2013 Annual Report on Form 10-K.

The Society of Actuaries finalized a new set of mortality tables on October 24, 2014, reflecting longer life expectancies than projected by past tables. Such a change, excluding the impact of any other changes in actuarial and asset return assumptions, would negatively impact the fourth quarter results of operations since the Company immediately recognizes the impact of changes in actuarial assumptions at year end. Management believes that pension and other postretirement benefit plan asset and actuarial gains and losses do not directly arise from the Company’s core operations. Therefore, to facilitate a more meaningful comparison across periods, such gains and losses are excluded from certain financial measures and results issued by the Company in its quarterly and annual earnings releases.

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

Perceptive Software

Lexmark’s software strategy is to deliver affordable, industry and process-specific workflow enhancing solutions through deep industry expertise and a broad content and process management software platform, in a model that is easy to integrate, use and support. The Company acquired Perceptive Software, Inc. (“Perceptive Software”) in 2010; Pallas Athena Holdings B.V. in 2011; BDGB Enterprise Software (Lux) S.C.A. (“Brainware”), ISYS Search Software Pty Ltd., Nolij Corporation and Acuo Technologies, LLC in 2012; AccessVia, Twistage, Saperion and PACSGEAR in 2013, and ReadSoft in the third quarter of 2014. These acquisitions enhance Lexmark’s capabilities as a content and process management solutions provider, expand the Company’s market opportunity and provide a core strategic component for the Company’s future. Key software strategic initiatives include:

•         Advancing and growing the Company’s content and process management solutions business internationally;

•         Expanding and strengthening the Company’s content and process management software product line; and

•         Expanding the Company’s rate of participation in content and process management software solutions for specific industries and processes.

Operating Results Summary

The following discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements and Notes thereto. The following table summarizes the results of the Company’s operations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30				Nine Months Ended September 30
	2014		2013		2014		2013
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev
Revenue	$918.1	100%	$890.5	100%	$2,687.6	100%	$2,661.5	100%
Gross profit	357.3	39	347.9	39	1,050.1	39	1,026.1	39
Operating expense	302.8	33	287.3	32	879.3	33	767.6	29
Operating income	54.5	6	60.6	7	170.8	6	258.5	10
Net earnings	37.9	4	33.7	4	104.7	4	167.8	6

Current Quarter

For the three months ended September 30, 2014, total revenue was $918.1 million, up 3% from 2013. Gross profit increased 3%, operating expense increased 5% and operating income decreased 10% when compared to the same period in 2013.

Net earnings for the three months ended September 30, 2014 increased from the prior year, as the impact of a lower effective tax rate more than offset lower operating income. Net earnings for the three months ended September 30, 2014 included $30.2 million of pre-tax acquisition and divestiture-related adjustments and $11.7 million of pre-tax restructuring charges and project costs. Net earnings for the three months ended September 30, 2013 included $25.2 million of pre-tax acquisition and divestiture-related adjustments and $17.7 million of pre-tax restructuring charges and project costs.

Year to Date

For the nine months ended September 30, 2014, total revenue was $2,687.6 million, up 1% from 2013. Gross profit increased 2%, operating expense increased 15% and operating income decreased 34% when compared to the same period in 2013.

Net earnings for the nine months ended September 30, 2014 declined from the prior year primarily due to lower operating income and a higher effective tax rate, partially offset by lower interest and other non-operating expenses. Net earnings for the nine months ended September 30, 2014 included $82.7 million of pre-tax acquisition and divestiture-related adjustments, $35.4 million of pre-tax restructuring charges and project costs and a pension and other postretirement benefit plan actuarial gain of $2.9 million. Net earnings for the nine months ended September 30, 2013 included $69.7 million of pre-tax divestiture-related benefit, $61.6 million of pre-tax acquisition-related adjustments, and $40.1 million of pre-tax restructuring charges and project costs.

Revenue

For the three months ended September 30, 2014, consolidated revenue increased 3% YTY and reflected an unfavorable impact of the Company’s exit of inkjet technology of approximately 3%. For the nine months ended September 30, 2014, total Lexmark revenue increased 1% YTY and reflected unfavorable inkjet exit impact of approximately 4%.

The following table provides a breakdown of the Company’s revenue by segment:

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2014	2013	% Change	2014	2013	% Change
ISS	$835.0	$836.7	–%	$2,482.0	$2,505.0	(1)%
Perceptive Software	83.1	53.8	54	205.6	156.5	31
Total revenue	$918.1	$890.5	3%	$2,687.6	$2,661.5	1%

ISS

For the three months ended September 30, 2014, ISS revenue was relatively unchanged compared to the same period in 2013, including an unfavorable inkjet exit impact of approximately 3%. Laser hardware revenue increased 7% YTY. Large workgroup laser hardware revenue, which represented about 84% of total hardware revenue for the three months ended September 30, 2014, increased 7% YTY reflecting a 5% increase in average unit revenue (“AUR”) and a 1% increase in units, reflecting growth in the segment’s MPS business. The increase in units was driven by growth in MFPs. Small workgroup laser hardware revenue, which for the three months ended September 30, 2014 represented about 16% of total hardware revenue, increased 9% YTY due to a 14% increase in units driven by growth in MFPs partially offset by a 4% decrease in AUR driven by a higher relative proportion of revenue for mono devices. There was no inkjet exit hardware revenue for the three months ended September 30, 2014. The Company uses the term “large workgroup” to include departmental, large workgroup and medium workgroup lasers, which are typically attached directly to large workgroup networks, as well as dot matrix printers and options. The term “small workgroup” includes small workgroup lasers and personal lasers, which are attached to small workgroup networks and/or personal computers. The Company uses the term “inkjet exit” to include consumer and business inkjet hardware and supplies.

Supplies revenue for the three months ended September 30, 2014 was down 2% compared to the same period in 2013 with laser supplies revenue increasing 2% YTY primarily due to end-user demand and sales through the Company’s channel partners. Strong end-user demand was attributed to growth in the segment’s MPS business and large workgroup installed base. Inkjet exit supplies revenue declined 29% YTY due to ongoing and expected declines in the inkjet installed base as the Company has exited inkjet technology.

For the nine months ended September 30, 2014, ISS revenue declined 1% compared to the same period in 2013, of which approximately 4% was due to the Company’s exit of inkjet technology. Laser hardware revenue increased 2% YTY. Large workgroup laser hardware revenue, which represented about 84% of total hardware revenue for the nine months ended September 30, 2014, increased 2% YTY reflecting a 4% increase in units, partially offset by a 1% decrease in AUR. The increase in units was driven by growth in MFPs and reflected growth in the segment’s MPS business. The YTD decline in AUR was primarily due to competitive pricing pressures during the first quarter of 2014, particularly for sales through the Company’s channel partners, offset by increased AUR during the second and third quarters of 2014. Small workgroup laser hardware revenue, which for the nine months ended September 30, 2014 represented about 16% of total hardware revenue, was unchanged YTY as a 6% increase in units was offset by 6% decrease in AUR driven by competitive pricing pressures and a higher relative proportion of revenue for mono devices. There was no inkjet exit hardware revenue for the nine months ended September 30, 2014.

Supplies revenue for the nine months ended September 30, 2014 was down 1% compared to the same period in 2013 with laser supplies revenue increasing 5% YTY primarily due to strong end-user demand, attributed to growth in the segment’s MPS business and the large workgroup installed base. Inkjet exit supplies revenue declined 34% YTY due to ongoing and expected declines in the inkjet installed base as the Company has exited inkjet technology.

Perceptive Software

For the three months ended September 30, 2014, revenue for Perceptive Software increased 54% compared to the same period in 2013. Excluding the impact of acquisition-related adjustments, revenue for Perceptive Software for the three months ended September 30, 2014 increased 46% YTY. The YTY increases in maintenance and support, license and subscription revenue were primarily due to the acquisitions of ReadSoft in the third quarter of 2014 and Saperion and PACSGEAR during 2013, as well as organic growth of 6%.

For the nine months ended September 30, 2014, revenue for Perceptive Software increased 31% compared to the same period in 2013. Excluding the impact of acquisition-related adjustments, revenue for Perceptive Software for the nine months ended September 30, 2014 increased 28% YTY. The YTY increases are due to the acquisitions of ReadSoft in the third quarter of 2014 and Twistage, AccessVia, Saperion and PACSGEAR during 2013, as well as organic growth of 1%. The 2014 and 2013 financial results for the Perceptive Software reportable segment only include activity occurring after the dates of acquisitions.

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

See “Acquisition and Divestiture-related Adjustments” section that follows for further discussion.

Revenue by Geography

The following table provides a breakdown of the Company’s revenue by geography:

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2014	2013	% Change	2014	2013	% Change
United States	$405.6	$397.0	2%	$1,160.2	$1,155.0	–%
Europe, the Middle East, & Africa ("EMEA")	329.5	310.2	6	981.6	970.4	1
Other international	183.0	183.3	–	545.8	536.1	2
Total revenue	$918.1	$890.5	3%	$2,687.6	$2,661.5	1%

For the three months ended September 30, 2014, revenues in the United States increased compared to the same period in 2013 primarily due to higher laser hardware and Perceptive Software revenue, partially offset by the negative impact of the Company’s planned exit from inkjet technologies. Revenues in EMEA increased compared to the same period in 2013 primarily due to growth in Perceptive Software in the region attributed to the acquisitions of ReadSoft and Saperion. The negative impact of the Company’s planned exit from inkjet technologies in the region was more than offset by increased laser supplies revenue. Revenues in other international regions were relatively unchanged YTY. For the three months ended September 30, 2014, laser supplies revenue increased in EMEA and other international regions compared with the same period in the prior year. For the three months ended September 30, 2014, currency exchange rates had an unfavorable YTY impact on total revenue of 1%.

For the nine months ended September 30, 2014, revenues in the United States were relatively unchanged compared to the same period in 2013 primarily due to higher laser supplies, laser hardware and Perceptive Software revenue, mostly offset by the negative impact of the Company’s planned exit from inkjet technologies. Revenues in EMEA increased compared to the same period in 2013 primarily due to increased laser supplies revenue and growth in Perceptive Software in the region attributed to the acquisitions of ReadSoft and Saperion, partially offset by the impact of the Company’s planned exit from inkjet technologies. The YTY increase in revenues in other international regions reflected increased laser supplies revenue in Asia and Latin America, partially offset by the negative impact of the Company’s planned exit from inkjet technologies. For the nine months ended September 30, 2014, laser supplies revenue increased in all geographies compared with the same period in the prior year. For the nine months ended September 30, 2014, currency exchange rates had a negligible YTY impact on total revenue.

Gross Profit

The following table provides gross profit information:

	Three Months Ended September 30				Nine Months Ended September 30
(Dollars in millions)	2014	2013	Change		2014	2013	Change
Gross profit dollars	$357.3	$347.9	3%		$1,050.1	$1,026.1	2%
% of revenue	39%	39%	–	pts	39%	39%	–	pts

For the three months ended September 30, 2014, consolidated gross profit increased 3% and gross profit as a percentage of revenue was unchanged compared to the same period in 2013. Gross profit as a percentage of revenue for the three months ended September 30, 2014 versus the same period in 2013 was impacted by a 1 percentage point benefit for lower YTY restructuring charges offset by an unfavorable mix impact of 1 percentage point, attributed to relatively higher levels of laser hardware and less inkjet supplies revenue, partially offset by a higher relative percentage of license and subscription revenue. Product margins were relatively unchanged, as strength in hardware was offset by the impact of unfavorable currency movements. Gross profit for the three months ended September 30, 2014 included $0.1 million of pre-tax restructuring charges and $14.5 million of pre-tax acquisition-related adjustments. Gross profit for the three months ended September 30, 2013 included $5.1 million of pre-tax restructuring charges and project costs as well as $14.0 million of pre-tax acquisition-related adjustments.

For the nine months ended September 30, 2014, consolidated gross profit increased 2% and gross profit as a percentage of revenue was unchanged compared to the same period in 2013. Gross profit as a percentage of revenue for the nine months ended September 30, 2014 reflected improved hardware product margins offset by the impact of unfavorable currency movements. The mix impact was negligible, as the benefit from lower relative levels of inkjet hardware and relatively more laser supplies revenue was offset by the unfavorable impact of relatively less inkjet supplies revenue. Gross profit for the nine months ended September 30, 2014 included $8.7 million of pre-tax restructuring charges and project costs, $40.4 million of pre-tax acquisition-related adjustments and a pension and other postretirement benefit plan actuarial gain of $0.6 million. Gross profit for the nine months ended September 30, 2013 included $18.4 million of pre-tax restructuring charges and project costs as well as $36.9 million of pre-tax acquisition-related adjustments.

See “Restructuring Charges and Project Costs” and “Acquisition and Divestiture-related Adjustments” sections that follow for further discussion.

Operating Expense

The following table presents information regarding the Company’s operating expenses during the periods indicated:

	Three Months Ended September 30				Nine Months Ended September 30
	2014		2013		2014		2013
(Dollars in millions)	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev	Dollars	% of Rev
Research and development	$87.2	9%	$80.1	9%	$247.2	9%	$235.6	9%
Selling, general and administrative	208.9	23	199.6	22	617.5	23	600.7	23
Gain on sale of inkjet-related
technology and assets	–	–	–	–	–	–	(73.5)	(3)
Restructuring and related charges	6.7	1	7.6	1	14.6	1	4.8	–
Total operating expense	$302.8	33%	$287.3	32%	$879.3	33%	$767.6	29%

For the three months ended September 30, 2014, total operating expense increased 5% compared to the same period in 2013. Research and development expenses for the three months ended September 30, 2014 increased 9% compared with the same period in 2013 driven by increased investment in Perceptive Software both organically and due to the Company’s acquisitions, particularly ReadSoft in the third quarter of 2014. Selling, general and administrative expenses for the three months ended September 30, 2014 increased 5% compared with the same period in 2013, reflecting investment in Perceptive Software and higher acquisition and divestiture-related adjustments, partially offset by expense reductions in All other due to the Company’s 2012 restructuring actions and overall expense management.

For the nine months ended September 30, 2014, total operating expense increased 15% compared to the same period in 2013, primarily due to the Gain on sale of inkjet-related technology and assets recognized in the 2013 period. Research and development expenses for the nine months ended September 30, 2014 increased 5% compared with the same period in 2013 driven by increased investment in Perceptive Software both organically and due to the Company’s acquisitions, particularly ReadSoft in the third quarter of 2014. Selling, general and administrative expenses for the nine months ended September 30, 2014 increased 3% compared with the same period in 2013 driven by higher acquisition and divestiture-related adjustments and investment in Perceptive Software, partially offset by lower restructuring charges and project costs and expense reductions in All other due to the Company’s 2012 restructuring actions and overall expense management.

The following table provides restructuring charges and project costs, acquisition and divestiture-related adjustments, and pension and other postretirement benefit plan gains and losses included in the Company’s operating expense for the periods presented:

	Three Months Ended September 30
	2014		2013

		Acquisition		Acquisition
	Restructuring	and divestiture-	Restructuring	and divestiture-
	charges and	related	charges and	related
(Dollars in millions)	project costs	adjustments	project costs	adjustments
Research and development	$–	$0.2	$–	$0.2
Selling, general and
administrative	4.9	15.5	5.0	11.0
Restructuring and related
charges	6.7	–	7.6	–
Total	$11.6	$15.7	$12.6	$11.2

	Nine Months Ended September 30
	2014			2013
			Pension and
		Acquisition	other		Acquisition
	Restructuring	and divestiture-	postretirement	Restructuring	and divestiture-
	charges and	related	benefit plan net	charges and	related
(Dollars in millions)	project costs	adjustments	(gain) loss	project costs	adjustments
Research and development	$–	$0.6	$(1.2)	$–	$0.5
Selling, general and
administrative	12.1	41.7	(1.1)	16.9	28.0
Restructuring and related
charges	14.6	–	–	4.8	–
Gain on sale of inkjet-related
technology and assets	–	–	–	–	(73.5)
Total	$26.7	$42.3	$(2.3)	$21.7	$(45.0)

See “Restructuring Charges and Project Costs” and “Acquisition and Divestiture-related Adjustments” sections that follow for further discussion.

Operating Income (Loss)

The following table provides operating income (loss) by segment:

	Three Months Ended September 30				Nine Months Ended September 30
(Dollars in millions)	2014	2013	Change		2014	2013	Change
ISS	$157.7	$156.8	1%		$472.5	$580.3	(19)%
% of segment revenue	19%	19%	–	pt	19%	23%	(4)	pt

Perceptive Software	(21.4)	(18.3)	(17)%		(65.8)	(58.6)	(12)%
% of segment revenue	(26)%	(34)%	8	pt	(32)%	(37)%	5	pt

All other	(81.8)	(77.9)	(5)%		(235.9)	(263.2)	10%
Total operating income (loss)	$54.5	$60.6	(10)%		$170.8	$258.5	(34)%
% of total revenue	6%	7%	(1)	pt	6%	10%	(4)	pt

For the three months ended September 30, 2014, the decrease in consolidated operating income from the same period in 2013 reflected higher operating losses in All other and Perceptive Software more than offsetting higher operating income in the ISS segment. The higher ISS operating income for the three months ended September 30, 2014 reflected lower restructuring charges and project costs, as well as a reduction in operating expenses due to the Company’s previously announced restructuring and ongoing expense actions, mostly offset by unfavorable product margins and mix. Product margins reflected unfavorable currency movements during the period. The higher operating losses in Perceptive Software were driven by higher restructuring charges and project costs. The higher operating losses in All other were primarily due to higher acquisition and divestiture-related adjustments partially offset by expense reductions due to the Company’s 2012 restructuring actions and overall expense management.

For the nine months ended September 30, 2014, the decrease in consolidated operating income from the same period in 2013 reflected lower operating income in the ISS segment and higher operating losses in Perceptive Software, partially offset by lower operating losses in All other. The lower ISS operating income for the nine months ended September 30, 2014 was primarily due to the Gain on sale of inkjet-related technology and assets recognized in the 2013 period, included in acquisition and divestiture-related adjustments below. Additionally, the decline in inkjet exit supplies revenue was partially offset by increased laser supplies revenue and a reduction in operating expenses due to the Company’s previously announced restructuring and ongoing expense actions. The higher operating losses in Perceptive Software were driven by higher restructuring charges and project costs and acquisition-related adjustments. The lower operating losses in All other were primarily due to lower acquisition and divestiture-related adjustments as well as expense reductions due to the Company’s 2012 restructuring actions and overall expense management.

The following tables provide restructuring charges and project costs, acquisition and divestiture-related adjustments, and pension and other postretirement benefit plan gains and losses included in the Company’s operating income for the periods presented:

	Three Months Ended September 30
	2014		2013

		Acquisition		Acquisition
	Restructuring	and divestiture-	Restructuring	and divestiture-
	charges and	related	charges and	related
(Dollars in millions)	project costs	adjustments	project costs	adjustments
ISS	$0.6	$0.5	$12.1	$1.9
Perceptive Software	7.2	21.8	–	19.3
All other	3.9	7.9	5.6	4.0
Total	$11.7	$30.2	$17.7	$25.2

	Nine Months Ended September 30
	2014			2013
			Pension and
		Acquisition	other		Acquisition
	Restructuring	and divestiture-	postretirement	Restructuring	and divestiture-
	charges and	related	benefit plan net	charges and	related
(Dollars in millions)	project costs	adjustments	(gain) loss	project costs	adjustments
ISS	$14.4	$2.3	$–	$22.8	$(98.6)
Perceptive Software	8.1	61.5	–	4.1	50.6
All other	12.9	18.9	(2.9)	13.2	39.9
Total	$35.4	$82.7	$(2.9)	$40.1	$(8.1)

See “Restructuring Charges and Project Costs” and “Acquisition and Divestiture-related Adjustments” sections that follow for further discussion.

Interest and Other

The following table provides interest and other information:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2014	2013	2014	2013
Interest expense (income), net	$8.2	$8.1	$23.4	$25.4
Other expense (income), net	1.0	0.7	2.2	3.2
Loss on extinguishment of debt	–	–	–	3.3
Total interest and other expense (income), net	$9.2	$8.8	$25.6	$31.9

During the three months ended September 30, 2014, total interest and other expense (income) increased compared to the same period in 2013. During the nine months ended September 30, 2014, total interest and other expense (income) decreased compared to the same period in 2013, primarily due to the loss on extinguishment of debt included in the 2013 period and lower net interest expense. For the nine months ended September 30, 2013, the loss of $3.3 million on extinguishment of debt was comprised of $3.2 million of premium paid upon repayment of the Company’s 2013 senior notes and $0.1 million related to the write-off of related debt issuance costs.

Provision for Income Taxes and Related Matters

The Provision for income taxes for the three months ended September 30, 2014, was an expense of $7.4 million or an effective tax rate of 16.3%, compared to an expense of $18.1 million or an effective tax rate of 34.9% for the three months ended September 30, 2013. The difference in these rates is primarily due to decreased income tax expense of $7.3 million in recognition of several discrete items, which included the settlement of the IRS examination of the U.S. federal income tax returns for the years 2010 and 2011 and the revaluation of certain deferred taxes due to exchange rate fluctuations.

The Provision for income taxes for the nine months ended September 30, 2014, was an expense of $40.5 million or an effective tax rate of 27.9%, compared to an expense of $58.8 million or an effective tax rate of 25.9% for the nine months ended September 30, 2013. The difference in these rates is primarily due to the fact that the effective rate on the Company’s divestiture of certain inkjet-related technology and assets in 2013 was lower than the overall stated rate, a shift in the expected geographic distribution of earnings for 2014, and to the fact that the U.S. research and experimentation tax credit was not in effect during the first nine months of 2014 but was in effect during the first nine months of 2013. Additionally, for the nine months ended September 30, 2014, the Company decreased income tax expense by $4.0 million in recognition of several discrete items, which included the settlement of the IRS examination of the U.S. federal income tax returns for the years 2010 and 2011 and the revaluation of certain deferred taxes due to exchange rate fluctuations.

Net Earnings and Earnings per Share

The following table summarizes net earnings and basic and diluted net earnings per share:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share amounts)	2014	2013	2014	2013
Net earnings	$37.9	$33.7	$104.7	$167.8

Basic earnings per share	$0.61	$0.54	$1.69	$2.65
Diluted earnings per share	$0.60	$0.53	$1.65	$2.61

Net earnings for the three months ended September 30, 2014 increased from the prior year primarily due to the impact of a lower effective tax more than offsetting decreased operating income. The decrease in operating income for the three months ended September 30, 2014 was primarily due to higher operating expenses, including higher acquisition and divestiture-related adjustments, partially offset by higher gross profit. For the three months ended September 30, 2014, the YTY increase in basic and diluted earnings per share was primarily due to higher earnings and a reduction in weighted average shares outstanding.

Net earnings for the nine months ended September 30, 2014 declined from the prior year primarily due to decreased operating income and a higher effective tax rate, partially offset by lower interest and other non-operating expenses. The decrease in operating income for the nine months ended September 30, 2014 was primarily due to the Gain on sale of inkjet-related technology and assets recognized in the second quarter of 2013 and higher acquisition-related adjustments, partially offset by higher gross profit. For the nine months ended September 30, 2014, the YTY decrease in basic and diluted earnings per share was primarily due to lower earnings partially offset by a reduction in weighted average shares outstanding.

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

The 2012 Restructuring Actions are expected to impact about 2,063 positions worldwide, including 300 manufacturing positions. The 2012 Restructuring Actions will result in total pre-tax charges, including project costs, of approximately $232 million with $212.8 million incurred to date, approximately $14.8 million still to be incurred in 2014 and the remaining $4.4 million to be incurred in 2015. The Company expects the total cash costs of the 2012 Restructuring Actions to be approximately $144 million with $131.0 million incurred to date, $8.9 million impacting the remainder of 2014, and the remaining $4.1 million impacting 2015. The anticipated timing of cash outlays for the 2012 Restructuring Actions is $23.1 million through the third quarter of 2014, $13.9 million for the remainder of 2014 and $16.1 million in 2015, with cash outlays of approximately $49.7 million in 2013, $38.0 million in 2012 and $3.2 million in 2011.

Lexmark expects the 2012 Restructuring Actions to generate savings of approximately $138 million in 2014, with ongoing annual savings beginning in 2015 of approximately $168 million, of which approximately $145 million will be cash savings. These ongoing savings should be split approximately 70% to Operating expense and 30% to Cost of revenue. The Company expects these actions to be complete by the end of 2015.

Refer to Note 5 of the Notes to Consolidated Condensed Financial Statements for a description of the Company’s Other Restructuring Actions. In the first nine months of 2014, employee termination benefit charges were incurred for actions that were not a part of an announced plan. The Other Restructuring Actions are substantially completed and any remaining charges to be incurred are expected to be immaterial.

Refer to Note 5 of the Notes to Consolidated Condensed Financial Statements for a rollforward of the liability incurred for the 2012 Restructuring Actions and the Other Restructuring Actions.

Impact to 2014 Financial Results

For the three months ended September 30, 2014, the Company incurred charges, including project costs, for its restructuring plans as follows:

	2012 Actions	2012 Actions
	Restructuring	Restructuring
	Charges	Project	2012 Actions
(Dollars in millions)	(Note 5)	Costs	Total
Accelerated depreciation charges	$0.9	$–	$0.9
Employee termination benefit charges	5.3	–	5.3
Contract termination and lease charges	1.4	–	1.4
Project costs	–	4.1	4.1
Total restructuring charges and project costs	$7.6	$4.1	$11.7

Restructuring charges and project costs are recorded in the Company’s Consolidated Condensed Statements of Earnings for the three months ended September 30, 2014 as follows:

			Selling, general	Restructuring	Impact on
	Restructuring-	Impact on	and	and related	Operating
(Dollars in millions)	related costs	Gross profit	administrative	charges	income
Accelerated depreciation charges	$0.1	$0.1	$0.8	$–	$0.9
Employee termination benefit
charges	–	–	–	5.3	5.3
Contract termination and lease
charges	–	–	–	1.4	1.4
Project costs	–	–	4.1	–	4.1
Total restructuring charges and
project costs	$0.1	$0.1	$4.9	$6.7	$11.7

For the three months ended September 30, 2014, restructuring charges and project costs were incurred in the Company’s segments as follows:

(Dollars in millions)	2012 Actions
ISS	$0.6
All other	3.9
Perceptive Software	7.2
Total restructuring charges and project costs	$11.7

For the nine months ended September 30, 2014, the Company incurred charges, including project costs, for its restructuring plans as follows:

	2012 Actions	2012 Actions		Other Actions
	Restructuring	Restructuring		Restructuring
	Charges	Project	2012 Actions	Charges
(Dollars in millions)	(Note 5)	Costs	Total	(Note 5)	Total
Accelerated depreciation charges	$3.3	$–	$3.3	$–	$3.3
Excess components and other
inventory-related charges	7.6	–	7.6	–	7.6
Employee termination benefit
charges	10.8	–	10.8	1.1	11.9
Contract termination and lease
charges	1.9	–	1.9	0.8	2.7
Project costs	–	9.9	9.9	–	9.9
Total restructuring charges and
project costs	$23.6	$9.9	$33.5	$1.9	$35.4

Restructuring charges and project costs are recorded in the Company’s Consolidated Condensed Statements of Earnings for the nine months ended September 30, 2014 as follows:

			Selling, general	Restructuring	Impact on
	Restructuring-	Impact on	and	and related	Operating
(Dollars in millions)	related costs	Gross profit	administrative	charges	income
Accelerated depreciation charges	$1.1	$1.1	$2.2	$–	$3.3
Excess components and other
inventory-related charges	7.6	7.6	–	–	7.6
Employee termination benefit
charges	–	–	–	11.9	11.9
Contract termination and lease
charges	–	–	–	2.7	2.7
Project costs	–	–	9.9	–	9.9
Total restructuring charges and
project costs	$8.7	$8.7	$12.1	$14.6	$35.4

For the nine months ended September 30, 2014, restructuring charges and project costs were incurred in the Company’s segments as follows:

(Dollars in millions)	2012 Actions	Other Actions	Total
ISS	$13.5	$0.9	$14.4
All other	12.3	0.6	12.9
Perceptive Software	7.7	0.4	8.1
Total restructuring charges and project costs	$33.5	$1.9	$35.4

Impact to 2013 Financial Results

For the three months ended September 30, 2013, the Company incurred charges, including project costs, for its restructuring plans as follows:

	2012 Actions			Other Actions
	Restructuring	2012 Actions		Restructuring
	Charges	Restructuring	2012 Actions	Charges
(Dollars in millions)	(Note 5)	Project Costs	Total	(Note 5)	Total
Accelerated depreciation charges	$2.0	$–	$2.0	$–	$2.0
Excess components and other
inventory-related charges	3.7	–	3.7	–	3.7
Employee termination benefit
charges	7.4	–	7.4	0.2	7.6
Project costs	–	4.4	4.4	–	4.4
Total restructuring charges and
project costs	$13.1	$4.4	$17.5	$0.2	$17.7

Restructuring charges and project costs are recorded in the Company’s Consolidated Condensed Statements of Earnings for the three months ended September 30, 2013 as follows:

			Selling, general	Restructuring	Impact on
	Restructuring-	Impact on	and	and related	Operating
(Dollars in millions)	related costs	Gross profit	administrative	charges	income
Accelerated depreciation charges	$1.4	$1.4	$0.6	$–	$2.0
Excess components and other
inventory-related charges	3.7	3.7	–	–	3.7
Employee termination benefit
charges	–	–	–	7.6	7.6
Project costs	–	–	4.4	–	4.4
Total restructuring charges and
project costs	$5.1	$5.1	$5.0	$7.6	$17.7

For the three months ended September 30, 2013, restructuring charges and project costs were incurred in the Company’s segments as follows:

(Dollars in millions)	2012 Actions	Other Actions	Total
ISS	$11.9	$0.2	$12.1
All other	5.6	–	5.6
Total restructuring charges and project costs	$17.5	$0.2	$17.7

For the nine months ended September 30, 2013, the Company incurred charges (reversals), including project costs, for its restructuring plans as follows:

	2012 Actions
	Restructuring	2012 Actions
	Charges	Restructuring	2012 Actions
(Dollars in millions)	(Note 5)	Project Costs	Total
Accelerated depreciation charges	$8.5	$–	$8.5
Excess components and other inventory-related charges	13.9	–	13.9
Employee termination benefit charges	4.9	–	4.9
Contract termination and lease charges	(0.1)	–	(0.1)
Project costs	–	12.9	12.9
Total restructuring charges and project costs	$27.2	$12.9	$40.1

Employee termination benefit charges for the nine months ended September 30, 2013 include a reversal due to a revision in assumptions regarding reductions in workforce that occurred in the first quarter of 2013, driven by the inclusion of one of the Company’s subsidiaries in the sale of inkjet technology and related assets that closed in the second quarter of 2013.

Restructuring charges and project costs are recorded in the Company’s Consolidated Condensed Statements of Earnings for the nine months ended September 30, 2013 as follows:

			Selling, general	Restructuring	Impact on
	Restructuring-	Impact on	and	and related	Operating
(Dollars in millions)	related costs	Gross profit	administrative	charges	income
Accelerated depreciation charges	$4.3	$4.3	$4.2	$–	$8.5
Excess components and other
inventory-related charges	13.9	13.9	–	–	13.9
Employee termination benefit
charges	–	–	–	4.9	4.9
Contract termination and lease
charges	–	–	–	(0.1)	(0.1)
Project costs	0.2	0.2	12.7	–	12.9
Total restructuring charges and
project costs	$18.4	$18.4	$16.9	$4.8	$40.1

For the nine months ended September 30, 2013, restructuring charges and project costs were incurred in the Company’s segments as follows:

(Dollars in millions)	2012 Actions	Other Actions	Total
ISS	$22.9	$(0.1)	$22.8
All other	13.1	0.1	13.2
Perceptive Software	4.1	–	4.1
Total restructuring charges and project costs	$40.1	$–	$40.1

ACQUISITION AND DIVESTITURE-RELATED ADJUSTMENTS

Pre-tax acquisition and divestiture-related adjustments affected the Company’s financial results as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in millions)	2014	2013	2014	2013
Reduction in revenue	$2.5	$5.0	$7.9	$10.6
Amortization of intangible assets	19.3	13.9	53.3	40.3
Acquisition and integration costs	8.1	5.2	19.7	10.7
Total acquisition-related adjustments	$29.9	$24.1	$80.9	$61.6
Gain on sale of inkjet-related technology and assets	–	–	–	(73.5)
Divestiture costs	0.3	1.1	1.8	3.8
Total divestiture-related adjustments	0.3	1.1	1.8	(69.7)
Total acquisition and divestiture-related adjustments	$30.2	$25.2	$82.7	$(8.1)

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

Reductions in revenue result from business combination accounting rules when deferred revenue balances assumed as part of acquisitions are adjusted down to fair value. Fair value approximates the cost of fulfilling the service obligation, plus a reasonable profit margin. Subsequent to acquisitions, the Company analyzes the amount of amortized revenue that would have been recognized had the acquired company remained independent and had the deferred revenue balances not been adjusted to fair value. The downward adjustments to revenue of $2.5 million and $7.9 million for the three and nine months ended September 30, 2014, respectively, and $5.0 million and $10.6 million for the three and nine months ended September 30, 2013, respectively, are reflected in Revenue presented on the Company’s Consolidated Condensed Statements of Earnings. The Company expects pre-tax reductions in revenue of approximately $7 million for the remainder of 2014. For full year 2015, the Company expects pre-tax reductions in revenue of approximately $9 million.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in millions)	2014	2013	2014	2013
Recorded in Cost of product revenue	$12.0	$9.0	$32.5	$26.3
Recorded in Research and development	0.2	0.2	0.6	0.5
Recorded in Selling, general and administrative	7.1	4.7	20.2	13.5
Total amortization of intangible assets	$19.3	$13.9	$53.3	$40.3

The Company expects pre-tax charges for the amortization of intangible assets of approximately $21 million for the remainder of 2014. For full year 2015, the Company expects charges for the amortization of intangible assets of approximately $72 million.

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

The Company incurred $8.1 million and $19.7 million for the three and nine months ended September 30, 2014, respectively, and $5.2 million and $10.7 million for the three and nine months ended September 30, 2013, respectively, in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings for acquisition and integration costs. The Company expects pre-tax adjustments for acquisition and integration expenses of approximately $6 million for the remainder of 2014 and approximately $8 million for 2015.

Divestiture

Refer to Note 3 of the Notes to Consolidated Condensed Financial Statements for information regarding the gain recognized upon sale of inkjet-related technology and assets.

In connection with the sale of the Company’s inkjet-related technology and assets, the Company incurred expenses that would not have been incurred otherwise. Divestiture-related costs consist of employee travel expenses and compensation, consulting costs, training costs and transition services including non-cash charges related to assets used in providing the transition services. These costs are incremental to normal operating charges and are expensed as incurred. The Company incurred $0.3 million and $1.8 million for the three and nine months ended September 30, 2014, respectively, and $1.1 million and $3.8 million for the three and nine months ended September 30, 2013, respectively, in Selling, general and administrative on the Company’s Consolidated Condensed Statements of Earnings for divestiture-related costs. The Company expects future pre-tax adjustments for divestiture-related expenses to be immaterial.

FINANCIAL CONDITION

Lexmark’s financial position remains strong at September 30, 2014, with working capital of $607.8 million compared to $823.4 million at December 31, 2013. The decrease in working capital is mainly driven by net cash used to acquire shares of ReadSoft totaling $233.6 million. The Company also repurchased shares in the amount of $58.0 million and made cash dividend payments of $63.2 million during the first nine months of 2014. This was offset by strong cash cycle performance with an improvement of 10 days over the nine months ended September 2013.

At September 30, 2014 and December 31, 2013, the Company had senior note debt of $699.7 million and $699.6 million, respectively. The Company had no amounts outstanding under its U.S. trade receivables facility or revolving credit facility at September 30, 2014 or December 31, 2013.

The debt to total capital ratio was stable at 34% at September 30, 2014 and December 31, 2013. The debt to total capital ratio is calculated by dividing the Company’s outstanding debt by the sum of its outstanding debt and total stockholders’ equity.

The following table summarizes the results of the Company’s Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended
	September 30
(Dollars in millions)	2014	2013
Net cash flow provided by (used for):
Operating activities	$234.9	$273.3
Investing activities	(22.9)	(182.8)
Financing activities	(275.0)	(69.9)
Effect of exchange rate changes on cash	(3.9)	(3.3)
Net change in cash and cash equivalents	$(66.9)	$17.3

The Company’s primary source of liquidity has been cash generated by operations, which generally has been sufficient to allow the Company to fund its working capital needs and finance its capital expenditures and acquisitions. Refer to the Financing Activities section which follows for information regarding the Company’s debt activity during the nine months ended September 30, 2014. Management believes that cash provided by operations will be sufficient on a worldwide basis to meet operating and capital needs as well as the funding of expected dividends and share repurchases for the next twelve months. However, in the event that cash from operations is not sufficient, the Company has substantial cash and cash equivalents and current marketable securities balances and other potential sources of liquidity through utilization of its trade receivables facility and revolving credit facility or access to the private and public debt markets. The Company may choose to use these sources of liquidity from time to time to fund strategic acquisitions, dividends and/or share repurchases.

As of September 30, 2014, the Company held $833.1 million in Cash and cash equivalents and current Marketable securities. The Company’s ability to fund operations from these balances could be limited by the liquidity in the market as well as possible tax implications of moving proceeds across jurisdictions. Of this amount, approximately $807.8 million of Cash and cash equivalents and current Marketable securities were held by foreign subsidiaries. The Company utilizes a variety of financing strategies with the objective of having its worldwide cash available in the locations where it is needed. However, if amounts held by foreign subsidiaries were needed to fund operations in the U.S., the Company could be required to pay taxes to repatriate a large portion of these funds. The Company’s intent is to permanently reinvest undistributed earnings of low tax rate foreign subsidiaries and current plans do not demonstrate a need to repatriate earnings to fund operations in the U.S.

As of December 31, 2013, the Company held $1,054.7 million in Cash and cash equivalents and current Marketable securities. Of this amount, approximately $1,014.5 million of Cash and cash equivalents and current Marketable securities were held by foreign subsidiaries.

A discussion of the Company’s additional sources of liquidity is included in the Financing Activities section to follow.

Operating Activities

The $38.4 million decrease in cash flows from operating activities for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 was driven by the following factors.

The changes in Accrued liabilities and Other assets and liabilities, collectively, for the nine months ended September 30, 2014 compared to 2013, resulted in an unfavorable YTY impact of $118.5 million. Cash paid for incentive compensation occurred in the first three months of 2014 and was approximately $42 million higher than in 2013. Additional drivers include cash paid for legal proceedings associated with the Molina case of $14.4 million in the first quarter of 2014, decreased retiree medical reimbursements of $6.6 million due to collection of aged amounts, decreased income and sales related taxes of $21.7 million, and the unfavorable effect of $28.2 million related to customer incentive program accruals which decreased in 2014 by $12.4 million and increased by $15.8 million in 2013.

The activities above are offset by the following factors.

Net earnings decreased $63.1 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. However, this was mainly attributable to the $75.3 million Gain on sale of inkjet-related technology and assets in the nine months ended September 30, 2013. (Refer to Investing Activities for a discussion of the related cash flows). After the adjustments to reconcile net earnings to operating cash flows, net earnings provided $11.4 million more operating cash in the nine months ended September 30, 2014 than the nine months ended September 30, 2013.

Trade receivables decreased $81.2 million and $39.9 million during the nine months ended September 30, 2014 and September 30, 2013, respectively, resulting in a favorable YTY cash impact of $41.3 million. The decrease in the nine months ended September 30, 2014 was driven by continued strong collection efforts, primarily in EMEA and NA. The decrease in the nine months ended September 30, 2013 was driven by decreased revenue and improved collection efforts, primarily in EMEA.

Changes in Accounts payable balances for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 resulted in a favorable YTY impact of $17.7 million, excluding payables recognized from business combinations and those divested. Exclusive of payables recognized from business combinations and those divested, Accounts payable decreased $11.1 million and $28.8 million during the nine months ended September 30, 2014 and September 30, 2013, respectively. The decrease in the nine months ended September 30, 2014 was driven by decreased spending and improved inventory management. The decrease in the nine months ended September 30, 2013 was driven by decreased spending, partly related to the inkjet exit.

The Inventories balances increased only slightly during the nine months ended September 30, 2014, resulting in a favorable YTY cash impact of $17.0 million compared to that of 2013. Inventories increased $3.5 million during the first nine months of 2014 and increased $20.5 million during the first nine months of 2013, excluding that which was divested. The increase in 2013 was due to end-of-life purchases for parts and purchases of cartridge components related to exit of the inkjet business.

Cash Conversion Days

	SEP 2014	DEC 2013	SEP 2013	DEC 2012
Days of sales outstanding	39	40	49	49
Days of inventory	44	41	49	39
Days of payables	75	73	80	72
Cash conversion days	8	9	18	16

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

Investing Activities

The $159.9 million decrease in net cash flows used for investing activities for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was driven by the YTY net increase of $217.2 million in cash flows provided by marketable securities investment activities and $14.5 million YTY net decrease in cash flows used for business acquisitions, partially offset by the $92.6 million YTY decrease in proceeds from the sale of inkjet technology and related assets.

The Company’s business acquisitions and divestitures, marketable securities and capital expenditures are discussed below.

Business Acquisitions and Divestitures

During the nine months ended September 30, 2014, the Company purchased a controlling interest in Readsoft for an initial net investment of $79.3 million. The company continued to purchase stock in Readsoft throughout the third quarter of 2014 for an additional $154.3 million. The total net cash investment in Readsoft at September 30, 2014 was $233.6 million. As of September 30, 2014, 2.5% of the Readsoft shares remain outstanding. The Company expects to acquire pre-title to the remaining ReadSoft shares through a compulsory purchase under Swedish law by the end of 2014. ReadSoft is a leading global provider of software solutions that automate business processes, both on premise and in the cloud. In nine months ended September 30, 2013, the Company used cash of $93.8 million to acquire AccessVia, Twistage, and Saperion. AccessVia provides industry-leading signage solutions to create and produce retail shelf-edge materials, all from a single platform, which can be directed to a variety of output devices and published to digital signs or electronic shelf tags. Twistage offers an industry-leading, pure cloud software platform for managing video, audio and image content. Saperion is a European-based leader in ECM solutions, focused on providing document archive and workflow solutions. The acquisition expands Perceptive Software’s European-based footprint in the ECM market, and will further strengthen the Company’s strategy of providing the platform, products and solutions that help companies manage their unstructured information challenges.

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

Marketable Securities

The Company decreased its marketable securities investments by $161.9 million during the nine months ended September 30, 2014 compared to an increase of $55.3 million during the nine months ended September 30, 2013. In 2014, the Company liquidated a portion of its marketable securities to fund the public cash tender offer for all of the outstanding shares of ReadSoft. The Company’s 2013 investment in marketable securities was higher due to the proceeds from the divestiture discussed above and debt activities discussed in Financing Activities to follow.

The Company’s investments in marketable securities are classified and accounted for as available-for-sale and reported at fair value. At September 30, 2014 and December 31, 2013, the Company’s marketable securities portfolio consisted of asset-backed and mortgage-backed securities, corporate debt securities, U.S. government and agency debt securities, international government securities, commercial paper and certificates of deposit. The Company’s auction rate securities were valued at $6.7 million at December 31, 2013 and were classified as non-current based on unsuccessful auctions and poor debt market conditions. In the first nine months of 2014, all of the auction rate securities were called, at par, and the Company had no such investments remaining at September 30, 2014.

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

The Company assesses its marketable securities for other-than-temporary declines in value in accordance with the model provided under the FASB’s guidance. During the nine months ended September 30, 2014 the Company released the remaining OTTI related to the auction rate securities.

Level 3 fair value measurements are based on inputs that are unobservable and significant to the overall valuation. Level 3 measurements were 0.2% of the Company’s total available-for-sale marketable securities portfolio at September 30, 2014 compared to 1.1% at December 31, 2013.

Refer to Note 2 of the Notes to Consolidated Condensed Financial Statements for additional information regarding fair value measurements and Level 3 activity. Refer to Note 6 of the Notes to Consolidated Condensed Financial Statements for additional information regarding marketable securities.

Capital Expenditures

For the nine months ended September 30, 2014 and 2013, the Company spent $106.0 million and $126.8 million, respectively, on capital expenditures. The capital expenditures for 2014 principally related to buildings and improvements, infrastructure support (including internal-use software expenditures) and machinery and equipment related to new product development. The Company expects capital expenditures to be approximately $135.0 million for full year 2014, compared to full year 2013 capital expenditures of $167.4 million. Capital expenditures for 2014 are expected to be funded through cash from operations; however, if necessary, the Company may use existing cash and cash equivalents, proceeds from sales of marketable securities or additional sources of liquidity as discussed below.

Financing Activities

Cash flows used for financing activities were $275.0 million for the first nine months of 2014 and $69.9 million for the first nine months of 2013. The YTY fluctuation of $205.1 million was primarily due to the purchases of noncontrolling interest shares of ReadSoft during August and September 2014 of $154.3 million, repayment of assumed debt of $14.7 million and the net source of funds in first quarter 2013 of $47.3 million for the changes in the Company’s outstanding debt. This was slightly offset by additional source of funds due to proceeds from stock based compensation of $10.9 million in the first nine months of 2014. Additional information regarding the Company’s senior note debt, intra-period financing activities and certain historical financing activities of the Company is included in the sections below.

Senior Note Debt

In March 2013, the Company completed a public debt offering of $400.0 million aggregate principal amount of fixed rate senior unsecured notes. The notes with an aggregate principal amount of $400.0 million and 5.125% coupon were priced at 99.998% to have an effective yield to maturity of 5.125% and will mature March 15, 2020 (referred to as the “2020 senior notes”). The notes rank equally with all existing and future senior unsecured indebtedness. The notes from the May 2008 public debt offering with an aggregate principal amount of $300.0 million and 6.65% coupon were priced at 99.73% to have an effective yield to maturity of 6.687% and will mature June 1, 2018 (referred to as the “2018 senior notes”). At September 30, 2014, the outstanding balance of long-term debt was $699.7 million (net of unamortized discount of $0.3 million).

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

In March 2013, the Company repaid its $350.0 million principal amount of 5.90% senior notes that were due on June 1, 2013 (referred to as the “2013 senior notes”). In the nine months ended September 30, 2013, a loss of $3.3 million was recognized in the Consolidated Condensed Statements of Earnings, related to $3.2 million of premium paid upon repayment and $0.1 million related to the write-off of related debt issuance costs.

The Company used a portion of the net proceeds from the 2020 senior notes offering to extinguish the 2013 senior notes and used the remaining net proceeds for general corporate purposes, including to fund share repurchases, fund dividends, finance acquisitions, finance capital expenditures and operating expenses and invest in any subsidiaries.

Intra-Period Financing Activities

The Company used its trade receivables facility, bank overdrafts and/or other financing sources to supplement daily cash needs of the Company and its subsidiaries during the first nine months 2014 and 2013. In 2014, the total of such borrowings in the U.S. reached a maximum amount of $126 million to fund certain capital, financing and operational requirements. The average borrowings outstanding during the nine months ended September 30, 2014 were $18.1 million.

Share Repurchases and Dividend Payments

The Company’s capital allocation framework includes returning, on average, more than 50% of free cash flow to its shareholders through dividends and share repurchases. For the nine months ended September 30, 2014, the Company repurchased approximately 1.3 million shares at a cost of approximately $58.0 million. For the nine months ended September 30, 2013, the Company repurchased approximately 2.1 million shares at a cost of $62.0 million. As of September 30, 2014, there was approximately $111 million of share repurchase authority remaining. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors.

Refer to Note 10 of the Notes to Consolidated Condensed Financial Statements for a discussion of the accounting for the ASR Agreement the Company entered into with a financial institution counterparty during the third quarter of 2014. Refer to Note 17 of the Notes to Consolidated Condensed Financial Statements for information regarding the ASR Agreement the Company entered into with a financial institution counterparty subsequent to the date of the financial statements.

For the nine months ended September 30, 2014, the Company paid cash dividends of $1.02 per common share for $63.2 million. Refer to Note 10 of the Notes to Consolidated Condensed Financial Statements for information regarding dividend activity during the year. Future declarations of quarterly dividends are subject to approval by the Board of Directors and may be adjusted as business needs or market conditions change. For the nine months ended September 30, 2013, the Company paid cash dividends of $0.90 per common share for $56.7 million.

Refer to Note 17 of the Notes to Consolidated Condensed Financial Statements for information regarding dividend activity that occurred subsequent to the date of the financial statements.

Additional Sources of Liquidity

The Company has additional liquidity available through its trade receivables facility and revolving credit facility. These sources can be accessed domestically if the Company is unable to satisfy its cash needs in the U.S. with cash flows provided by operations and existing cash and cash equivalents and marketable securities.

Trade Receivables Facility

In the U.S., the Company and Perceptive Software transfer a majority of their receivables to the Company’s wholly-owned subsidiary, LRC, which then may transfer the receivables on a limited recourse basis to an unrelated third party. The financial results of LRC are included in the Company’s consolidated financial results since it is a wholly owned subsidiary. LRC is a separate legal entity with its own separate creditors who, in a liquidation of LRC, would be entitled to be satisfied out of LRC’s assets prior to any value in LRC becoming available for equity claims of the Company. The Company accounts for transfers of receivables from LRC to the unrelated third party as a secured borrowing with the pledge of its receivables as collateral since LRC has the ability to repurchase the receivables interests at a determinable price.

On October 9, 2014, subsequent to the date of the financial statements, the agreement was amended and restated by extending the term of the facility to October 7, 2016. The maximum capital availability under the facility remains at $125 million under the amended agreement. There were no secured borrowings outstanding under the trade receivables facility as of September 30, 2014 or December 31, 2013.

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

As of September 30, 2014 and December 31, 2013, there were no amounts outstanding under the revolving credit facility.

Credit Ratings and Other Information

The Company’s credit ratings by S&P, Fitch Ratings, Inc. and Moody’s are BBB-, BBB- and Baa3, respectively. The ratings remain investment grade.

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

The Company was in compliance with all covenants and other requirements set forth in its debt agreements at September 30, 2014. The Company believes that it is reasonably likely that it will continue to be in compliance with such covenants in the near future.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 16 of the Notes to Consolidated Condensed Financial Statements in Item 1 for a description of recent accounting pronouncements which is incorporated herein by reference. There are no known material changes and trends nor any recognized future impact of new accounting guidance beyond the disclosures provided in Note 16.

Item 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s financial instruments and positions represents the potential loss arising from adverse changes in interest rates and foreign currency exchange rates.

Interest Rates

At September 30, 2014, the fair value of the Company’s senior notes was estimated at $755.6 million based on the prices the bonds have recently traded at in the market as well as the overall market conditions on the date of valuation, stated coupon rates, the number of coupon payments each year and the maturity dates. The fair value of the senior notes exceeded the carrying value as recorded in the Consolidated Condensed Statements of Financial Position at September 30, 2014 by approximately $55.9 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounts to approximately $11.6 million at September 30, 2014.

Foreign Currency Exchange Rates

Foreign currency exposures arise from transactions denominated in a currency other than the functional currency of the Company or the respective foreign currency of each of the Company’s subsidiaries. The primary currencies to which the Company was exposed on a transaction basis as of the end of the third quarter include the Euro, the Mexican peso, the Chinese renminbi, the British pound, the Philippine peso, the Swedish krona, the South Korean won and the Polish zloty. The Company primarily hedges most of its transaction foreign exchange exposures with foreign currency forward contracts with maturity dates of approximately three months or less, though all foreign currency exposures may not be fully hedged. The potential loss in fair value at September 30, 2014 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates versus the U.S. dollar is approximately $5.0 million. This loss would be mitigated by corresponding gains on the underlying exposures.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the third quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The information required by this item is set forth in Note 15 of the Notes to Consolidated Condensed Financial Statements, and is incorporated herein by reference. Other than the material developments reported in Note 15, there have been no material developments to the legal proceedings previously disclosed in Part II, Item 8, Note 19 of the Company’s 2013 Annual Report on Form 10-K.

Item 1A.  RISK FACTORS

There have been no material changes in the Company’s risk factors that have been previously disclosed in Part I, Item 1A of the Company’s 2013 Annual Report on Form 10-K.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the repurchases of the Company’s Class A Common Stock in the quarter ended September 30, 2014:

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)(2)
July 1-31, 2014	318,087	$48.10	318,087	$113.6
August 1-31, 2014	49,619	54.41	49,619	110.9
September 1-30, 2014	–	–	–	110.9
Total	367,706	$48.95	367,706

(1)    Information regarding the Company’s share repurchases can be found in Note 10, Stockholders’ Equity, of the Notes to Consolidated Condensed Financial Statements.

(2)    On July 24, 2014, the Company entered into an ASR Agreement with a financial institution counterparty. Under the terms of the ASR Agreement, the Company paid $18 million targeting approximately 0.4 million shares based on the closing price of the Company’s Class A Common Stock on July 24, 2014. On July 29, 2014, the Company took delivery of 85% of the shares, or approximately 0.3 million shares at a cost of $15.3 million. On August 26, 2014, the counterparty delivered approximately 0.1 million additional shares in final settlement of the ASR Agreement, bringing the total shares repurchased under the ASR Agreement to approximately 0.4 million shares at an average price per share of $48.95.

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

October 31, 2014

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

101       Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Statements of Earnings for the three and nine months ended September 30, 2014 and 2013, (ii) the Consolidated Condensed Statements of Comprehensive Earnings for the three and nine months ended September 30, 2014 and 2013, (iii) the Consolidated Condensed Statements of Financial Position at September 30, 2014 and December 31, 2013, (iv) the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 and (v) the Notes to Consolidated Condensed Financial Statements.